Form 10-K
period 1993-12-26
TRIBUNE CO
filed 1994-03-23
CIK 726513

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


              [X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 1993

Commission number 1-8572

                                TRIBUNE COMPANY

            (Exact name of registrant as specified in its charter)

            Delaware                                  36-1880355
(State or other jurisdiction of                    (I.R.S. Employer
incorporation or organization)                     Identification No.)

435 North Michigan Avenue, Chicago, Illinois              60611
 (Address of principal executive officer)              (Zip Code)


      Registrant's telephone number, including area code: (312) 222-9100

          Securities registered pursuant to Section 12(b) of the Act:

                                           Name of each exchange on
Title of each class                             which registered
- -------------------                        -------------------------
Common Stock (without par value)           New York Stock Exchange
Preferred Share Purchase Rights            Chicago Stock Exchange
                                           Pacific Stock Exchange

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X. No.

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [x]

   Aggregate market value of the Company's voting stock held by non-affiliates on March 3, 1994, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $3,427,000,000.

   At March 3, 1994 there were 67,167,342 shares of the Company's Common Stock outstanding.

   The following documents are incorporated by reference, in part:

   1993 Annual Report to Stockholders (Parts I and II, to the extent described therein).

   Definitive Proxy Statement for the April 19, 1994 Annual Meeting of Stockholders (Part III, to the extent described herein).

                                    PART I

ITEM 1. BUSINESS.

  Tribune Company (the "Company") is an information and entertainment company. Through its subsidiaries, the Company is engaged in the publishing of newspapers, books and information in print and digital formats and the broadcasting, production and syndication of information and entertainment in metropolitan areas in the United States. The Company also has an ownership interest in a Canadian newsprint manufacturer. The Company was founded in 1847 and incorporated in Illinois in 1861. As a result of a corporate restructuring in 1968, the Company became a holding company incorporated in Delaware. References in this report to "Tribune Company" or "the Company" include Tribune Company and its subsidiaries, unless the context otherwise indicates. The information in this Item 1 should be read in conjunction with the information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1993 Annual Report to Stockholders, which is incorporated herein by reference.

BUSINESS SEGMENTS

  Through 1992, the Company's operations were divided for reporting purposes into three industry segments: Publishing, Broadcasting and Entertainment, and Newsprint Operations. The newsprint operations segment consisted entirely of QUNO Corporation ("QUNO"), which operates in Canada while the other segments operate in the United States. As a result of an initial public offering completed by QUNO in February 1993, the Company's ownership interest in the newsprint operations segment was reduced from 100% to 59%, and its voting interest was reduced to 49%. As the Company's voting interest is now less than 50%, the Company is using the equity method of accounting for its investment in QUNO beginning in 1993 and newsprint operations is no longer reported as a
business segment.   On March 20, 1991, the Company sold its New York newspaper, the Daily News. The following table sets forth operating revenue and profit information regarding each segment of the Company and presents publishing results both including and excluding the New York Daily News (in millions).


                                                         FISCAL YEAR ENDED DECEMBER
                                            -----------------------------------------------------
                                              1993       1992       1991       1990       1989
                                            ---------  ---------  ---------  ---------  ---------
Operating Revenues:
 Publishing
  Publishing excluding Daily News (1).....  $1,229.4   $1,176.2   $1,150.9   $1,205.6   $1,216.4
  New York Daily News.....................         -          -          -      321.8      422.0
                                            --------   --------   --------   --------   --------
     Total Publishing.....................   1,229.4    1,176.2    1,150.9    1,527.4    1,638.4
 Broadcasting and Entertainment (2).......     727.2      684.0      617.5      624.0      584.3
 Intercompany.............................      (4.1)      (4.4)      (4.0)      (3.2)      (3.4)
                                            --------   --------   --------   --------   --------
     Total................................   1,952.5    1,855.8    1,764.4    2,148.2    2,219.3
 Newsprint Operations.....................         -      366.3      422.1      351.7      456.7
 Intercompany.............................         -     (117.2)    (142.5)    (138.0)    (213.5)
                                            --------   --------   --------   --------   --------
     Total Operating Revenues.............  $1,952.5   $2,104.9   $2,044.0   $2,361.9   $2,462.5
                                            --------   --------   --------   --------   --------

Operating Profit (Loss) (3):
 Publishing
  Publishing excluding Daily News (4).....  $  255.1   $  224.5   $  217.0   $  278.6   $  299.3
  New York Daily News.....................         -          -          -     (114.5)      (2.2)
                                            --------   --------   --------   --------   --------
     Total Publishing.....................     255.1      224.5      217.0      164.1      297.1
 Broadcasting and Entertainment (2).......     125.7      121.3      100.2      107.5       96.8
 Corporate expenses.......................     (24.4)     (23.6)     (22.2)     (22.6)     (22.1)
                                            --------   --------   --------   --------   --------
     Total................................     356.4      322.2      295.0      249.0      371.8
 Newsprint Operations.....................         -      (53.8)      (7.0)     (11.1)      61.3
                                            --------   --------   --------   --------   --------
     Total Operating Profit...............  $  356.4   $  268.4   $  288.0   $  237.9   $  433.1
                                            --------   --------   --------   --------   --------

- ----------
(1) 1992 amounts have been restated to conform to the 1993 presentation.
(2) 1992 includes $12.3 million of Major League Baseball expansion fees.
(3) Operating profit for each segment excludes interest income and expense, non-operating gains and losses, equity in QUNO net loss and income taxes.
(4) 1992 includes a $15.3 million charge for the disposition of The Peninsula Times Tribune.

  The following table sets forth asset information for each industry segment (in millions).

                                               FISCAL YEAR ENDED DECEMBER
                                     ---------------------------------------------------
                                       1993      1992       1991       1990       1989
                                     --------  --------   --------   --------   --------
Assets:
  Publishing......................   $  988.4  $  856.4   $  861.9   $  924.3   $1,018.4
  Broadcasting and Entertainment..    1,155.3   1,149.5    1,120.0    1,065.0    1,175.4
  Corporate (1)...................      392.7     133.2      132.2      148.6      157.2
  Intercompany receivables........          -     (10.8)     (18.7)     (12.3)     (29.2)
                                     --------  --------   --------   --------   --------
      Total.......................    2,536.4   2,128.3    2,095.4    2,125.6    2,321.8
  Newsprint Operations............          -     623.3      699.9      700.5      691.7
                                     --------  --------   --------   --------   --------
      Total Assets................   $2,536.4  $2,751.6   $2,795.3   $2,826.1   $3,013.5
                                     --------  --------   --------   --------   --------

- ----------

(1) 1993 Corporate assets include a $250.9 million investment in and advances to QUNO Corporation.

  The Company's results of operations, when examined on a quarter-by-quarter basis, reflect the seasonality of advertising that affects both publishing and broadcasting operations. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season.


PUBLISHING

  The publishing segment represented 63% of the Company's consolidated operating
revenues for 1993.   The combined average circulation of the Company's
newspapers was approximately 1.4 million daily and 2.0 million Sunday, according to Audit Bureau of Circulation ("ABC") averages for the six-month period ended September 1993. The Company's primary newspapers are the Chicago Tribune, the Fort Lauderdale-based Sun-Sentinel and The Orlando Sentinel. In Virginia, the Company owns the Newport News Daily Press. In California, the Company owns two daily newspapers and a weekly newspaper located in suburban areas in the San Diego market. The Company also operated one daily newspaper and several weekly newspapers in Palo Alto, California, which ceased their publication in March 1993. The Company recorded a $15.3 million pre-tax charge in 1992 for the closure of these Palo Alto-based papers. For 1993, the portion of total publishing operating revenues represented by each of the Company's principal newspapers was as follows: Chicago Tribune--53%; Sun-Sentinel--19%; The Orlando Sentinel--16%; and California and Virginia Newspapers--5%. On July 28, 1993, the Company acquired Contemporary Books, Inc., a publisher of non-fiction trade titles and educational books and materials, for $22.0 million in cash and $18.5 million in common stock. On September 13, 1993, the Company acquired Compton's Multimedia Publishing Group for $57 million in cash. Compton's develops and distributes interactive multimedia software for the consumer and education markets. Both of these acquisitions were accounted for as purchases and the results of their operations are included in the consolidated statements of income from the respective dates of their acquisition. In February 1994, the Company acquired substantially all of the assets of The Wright Group, a leading publisher of "whole language" educational materials for the elementary school market, for approximately $100 million in cash. The acquisition will be accounted for as a purchase in 1994. In addition, the Company owns a newspaper syndication and media marketing company, direct mail operations and other publishing-related businesses.

  Each of the Company's newspapers operates independently to meet most effectively the needs of the area it serves. Editorial policies are established by local management. The Company coordinates certain aspects of operations and resources in order to provide greater efficiency and economies of scale.

  The Company's newspapers compete for readership and advertising in varying degrees with other metropolitan, suburban and national newspapers as well as with television, radio and other media. Competition for newspaper advertising is based upon circulation levels, readership demographics, price, service and advertiser results, while competition for circulation is based upon the content of the newspaper, service and price.

  The Company's newspapers are printed in Company-owned production facilities. The principal raw material is newsprint. In 1993, the Company's newspapers utilized approximately 376,000 metric tons of newsprint. Approximately 70% of the newspapers' supply was purchased from QUNO, with the remainder purchased from outside sources. The Company is party to a contract with QUNO expiring in 2007 to supply newsprint based on market prices. Under the contract, the Company has agreed to purchase specified minimum amounts of newsprint each year subject to certain limitations. The specified minimum annual volume is 250,000 metric tons in years 1994 to 1999, 225,000, 200,000 and 175,000 metric tons in years 2000 to 2002, respectively, and 150,000 metric tons in each of years 2003 to 2007. See "QUNO Corporation" for a discussion of the Company's investment in the newsprint manufacturing business.

  The following table provides a breakdown of revenues for the publishing segment for the last five years, excluding revenues at the Daily News.

                    OPERATING REVENUES EXCLUDING DAILY NEWS
                                (IN THOUSANDS)

                              FISCAL YEAR ENDED DECEMBER
                  ----------------------------------------------------------
                     1993        1992        1991        1990        1989
                  ----------  ----------  ----------  ----------  ----------
Advertising:
  Retail........  $  435,107  $  427,997  $  429,340  $  442,946  $  455,959
  General.......     120,589     128,501     124,391     129,481     128,813
  Classified....     336,828     311,553     300,795     356,356     374,480
                  ----------  ----------  ----------  ----------  ----------
     Total......     892,524     868,051     854,526     928,783     959,252
Circulation.....     246,093     238,302     234,720     222,992     210,305
Other (1) (2)...      90,785      69,827      61,636      53,844      46,823
                  ----------  ----------  ----------  ----------  ----------
     Total......  $1,229,402  $1,176,180  $1,150,882  $1,205,619  $1,216,380
                  ----------  ----------  ----------  ----------  ----------

- -----------
(1) 1992 amounts have been restated to conform to the 1993 presentation.
(2) Primarily includes revenues from advertising placement services, the syndication of columns, features, information and comics to newspapers, publishing books and information in print and digital formats, commercial printing operations, direct mail operations and other publishing-related activities. 1993 includes revenues from Contemporary Books and Compton's, from their respective dates of acquisition, totaling $24 million.

  Total advertising revenues improved in 1993 due to increases in full run linage and preprint volume and higher advertising rates. The increase in retail advertising reflects increases in the electronics and department store categories in Chicago and Fort Lauderdale. General advertising revenues decreased in 1993 due to lower advertising in the transportation and resorts categories at nearly all the newspapers. Classified advertising also increased in 1993 as help wanted and automobile advertising improved at most newspapers.


                                Chicago Tribune

  Founded in 1847, the Chicago Tribune is published daily, including Sunday, and primarily serves an eight-county market in northern Illinois and Indiana. This market ranks third in the United States in number of households. For the six months ended September 1993, the Chicago Tribune ranked 8th in average daily circulation and 5th in average Sunday circulation in the nation, based on ABC averages. Approximately 69% and 50% of the Tribune's daily and Sunday circulation, respectively, is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes. The daily edition's newsstand price increased by $.15 to $.50 and its home delivery price increased $.05 to $.40 effective September 27, 1992. The Sunday edition's newsstand price increased by $.25 to $1.50 effective April 8, 1990. The following tables set forth selected information for the Chicago Tribune.

                                AVERAGES FOR THE TWELVE MONTHS ENDED DECEMBER
                          ----------------------------------------------------------
                             1993        1992        1991        1990        1989
                          ----------  ----------  ----------  ----------  ----------

CIRCULATION:
  Daily.................     700,000     715,000     733,000     728,000     731,000
  Sunday................   1,113,000   1,114,000   1,121,000   1,119,000   1,132,000


                                           FISCAL YEAR ENDED DECEMBER
                            --------------------------------------------------------
                              1993        1992        1991        1990        1989
                            --------    --------    --------    --------    --------
                                               (IN THOUSANDS)
ADVERTISING INCHES:
  Full Run (all zones)
    Retail..............       1,222       1,202       1,195       1,181       1,343
    General.............         294         345         347         386         396
    Classified..........       1,214       1,183       1,213       1,452       1,572
                            --------    --------    --------    --------    --------
       Total............       2,730       2,730       2,755       3,019       3,311
  Part Run..............       4,672       4,442       4,299       4,523       4,683
  Preprinted Inserts....       2,437       2,210       2,002       1,874       1,753
                            --------    --------    --------    --------    --------
       Total Inches.....       9,839       9,382       9,056       9,416       9,747
                            --------    --------    --------    --------    --------

OPERATING REVENUES......    $647,112    $619,670    $604,703    $632,001    $635,548
                            --------    --------    --------    --------    --------

  The 1993 improvement in advertising volume is due to increases in part run and preprinted inserts as more targeted zoning options were offered to advertisers. The daily edition price increase on September 27, 1992 contributed to the decrease in circulation volume between 1993 and 1992.

  Based on ABC averages for the six months ended September 1993, the Chicago Tribune had a 29% lead in total daily circulation and a 110% lead in Sunday circulation over its principal competitor, the Chicago Sun-Times. The Chicago Tribune's total advertising volume and operating revenues are estimated to be substantially greater than those of the Sun-Times. The Chicago Tribune also competes with other city, suburban and national daily newspapers, direct mail operations and other media. In September 1993, the Chicago Tribune began publishing Exito!, targeted to Spanish-speaking households. The Chicago Tribune also operates Chicago Online, a local interactive computer service that offers news and entertainment information through a joint venture with America Online and audiotex services and publications targeted to specific consumer market segments.


                                 Sun-Sentinel

  The Sun-Sentinel is published daily, including Sunday, and leads the Fort Lauderdale market in circulation. Approximately 66% and 64% of the Sun-Sentinel's daily and Sunday circulation, respectively, is sold through home delivery, with the remainder sold at newsstands and vending boxes. The paper's principal competition comes from the Miami Herald and national and local publications, as well as other media. The Miami/Fort

Lauderdale market ranks 16th in the nation in terms of households. The newsstand price of all Sunday editions was increased by $.25 to $1.00 on November 20, 1989. In January 1992, the newsstand price of the Palm Beach Sunday edition increased by $.25 to $1.25. Prior to March 27, 1992, the News and the Sun-Sentinel, based in Fort Lauderdale, Florida, were published in the afternoon and morning, respectively. The paper was combined for Saturday and Sunday editions as the Fort Lauderdale Sun-Sentinel. The News, which accounted for approximately three percent of 1991 circulation, discontinued publication after the March 27, 1992 edition. The following tables set forth selected information for the Sun-Sentinel.

                             AVERAGES FOR THE TWELVE MONTHS ENDED DECEMBER
                          ----------------------------------------------------
                            1993       1992       1991       1990       1989
                          --------   --------   --------   --------   --------

CIRCULATION:
  Daily.................   263,000    259,000    251,000    245,000    254,000
  Sunday................   362,000    350,000    338,000    328,000    330,000

                                        FISCAL YEAR ENDED DECEMBER
                          ----------------------------------------------------
                            1993       1992       1991       1990       1989
                          --------   --------   --------   --------   --------
                                             (IN THOUSANDS)
ADVERTISING INCHES:
  Full Run (all zones)
    Retail..............     1,155      1,105      1,182      1,221      1,421
    General.............       203        214        214        252        259
    Classified..........     2,261      2,091      2,159      2,520      2,661
                          --------   --------   --------   --------   --------
       Total............     3,619      3,410      3,555      3,993      4,341
  Part Run..............     2,831      2,889      2,629      2,326      2,284
  Preprinted Inserts....     1,564      1,473      1,314      1,269      1,581
                          --------   --------   --------   --------   --------
       Total Inches.....     8,014      7,772      7,498      7,588      8,206
                          --------   --------   --------   --------   --------

OPERATING REVENUES......  $233,169   $221,881   $214,990   $226,763   $228,333
                          --------   --------   --------   --------   --------


  The 1993 improvement in advertising volume is primarily due to increased help wanted and automotive advertising. The 1991 and 1990 reductions in advertising volume are attributable primarily to the slowdown in the south Florida economy during those years.

  In 1989, the Sun-Sentinel began a commercial printing operation. In 1991, two weekly publications, XS and Exito!, targeted to young adults and Spanish-speaking households, respectively, were launched and continued to expand readership in 1992 and 1993. Like the Chicago Tribune, the Sun-Sentinel also operates audiotex services and publications targeted to specific consumer market segments.


                             The Orlando Sentinel

  The Orlando Sentinel is published daily including Sunday and serves primarily a five-county area in central Florida. It is the only major daily newspaper in the Orlando market, although it competes with other Florida and national newspapers as well as other media. Approximately 74% of the paper's daily and 66% of its Sunday circulation is sold on a home delivery basis, with the remainder sold at newsstands and vending boxes. On October 12, 1992, the weekly home delivery price was increased by $.50 to $3.75. On March 30, 1992, the newsstand price of the daily edition increased $.15 to $.50, except for most Thursday editions, which had been priced at $.50 since February 1991. The newsstand price of the Sunday edition was increased to $1.50 from $1.25 at the end of 1990. The Orlando/Daytona Beach/Melbourne market ranks 23rd among U.S. markets in terms of households. The following tables set forth selected information for The Orlando Sentinel.



                           AVERAGES FOR THE TWELVE MONTHS ENDED DECEMBER
                          ------------------------------------------------
                            1993      1992      1991      1990      1989
                          --------  --------  --------  --------  --------
CIRCULATION:
  Daily.................   269,000   281,000   283,000   280,000   269,000
  Sunday................   387,000   387,000   382,000   384,000   371,000


                                    FISCAL YEAR ENDED DECEMBER
                          ------------------------------------------------
                            1993      1992      1991      1990      1989
                          --------  --------  --------  --------  --------
                                              (IN THOUSANDS)
ADVERTISING INCHES:
  Full Run (all zones)
    Retail..............       956       985     1,074     1,074     1,113
    General.............        83        90        93       118       142
    Classified..........     1,665     1,522     1,468     1,796     2,005
                          --------  --------  --------  --------  --------
       Total............     2,704     2,597     2,635     2,988     3,260
  Part Run..............     1,766     2,024     2,157     1,890     1,963
  Preprinted Inserts....     2,508     2,220     1,877     1,924     1,902
                          --------  --------  --------  --------  --------
       Total Inches.....     6,978     6,841     6,669     6,802     7,125
                          --------  --------  --------  --------  --------

OPERATING REVENUES......  $202,327  $196,043  $196,180  $203,307  $207,974
                          --------  --------  --------  --------  --------

  The economy in central Florida began to strengthen in 1993. Advertising volume was up overall due to improved help wanted and automotive advertising and increased preprint volume from increased zoning. The 1991 and 1990 reductions in advertising volume are attributable primarily to the slowdown in the central Florida economy during those years.

  In 1990, The Orlando Sentinel launched US Express, a free weekly entertainment
publication that is used to distribute advertising to non-subscribers.   US
Express is syndicated nationally, beginning in 1993.


                      California and Virginia Newspapers

  The Times Advocate, located in Escondido, California, serves the northern portion of San Diego County. The Times Advocate was published weekday afternoons and Saturday and Sunday mornings until April 1992, when the weekday afternoon edition was converted to a morning edition. In 1988, the Times Advocate acquired several weekly newspaper publications, which complement the paper's daily coverage with more local news and advertising. In June 1990, one of these weekly publications, The Californian, began publishing six days a week. The Palo Alto-based Times Tribune ceased publication in March 1993. A $15.3 million pre-tax charge was recorded at December 27, 1992, for the closure of the Times Tribune.

  In 1986, the Company purchased the Daily Press/The Times-Herald in Newport News, Virginia. The Daily Press is published every morning including Sunday. The Times-Herald was published each weekday afternoon until September 1, 1991, when this edition was discontinued. The Daily Press constitutes the only major daily newspaper in the market, although it competes with other regional and national newspapers as well as other media. In addition to Newport News, the Daily Press market includes Hampton, Williamsburg and eight other cities and counties in Virginia. This market area is commonly called the Virginia Peninsula and, together with Norfolk, Portsmouth and Virginia Beach, is the 39th largest U.S. market in terms of households. The weekly home delivery price was increased by $.30 to $2.75 in September 1992. The newsstand price of the daily edition increased by $.10 to $.35, and the Sunday edition newsstand price was increased to $1.25 from $1.00, both effective October 1, 1990. Approximately 78% of the paper's daily and 75% of its Sunday circulation is sold on a home delivery basis, with the remainder sold at newsstands and vending boxes.

  The following tables set forth selected combined information for the California and Virginia daily newspapers.

                                 AVERAGES FOR THE TWELVE MONTHS ENDED DECEMBER
                                ------------------------------------------------
                                  1993      1992      1991      1990      1989
                                --------  --------  --------  --------  --------
CIRCULATION (1):
  Daily.......................   154,000   153,000   154,000   159,000   150,000
  Sunday......................   179,000   178,000   175,000   177,000   162,000


                                          FISCAL YEAR ENDED DECEMBER
                                ------------------------------------------------
                                  1993      1992      1991      1990      1989
                                --------  --------  --------  --------  --------
                                                 (IN THOUSANDS)
ADVERTISING INCHES (1)  (2):
  Full Run (all zones)
    Retail....................     1,111     1,114     1,154     1,269     1,456
    General...................        61        61        88        99       125
    Classified................     1,362     1,227     1,176     1,319     1,537
                                 -------   -------   -------   -------   -------
       Total..................     2,534     2,402     2,418     2,687     3,118
  Part Run (3)................       781       801       922       948       674
  Preprinted Inserts (3)......     3,313     3,198     3,129     2,962     2,688
                                 -------   -------   -------   -------   -------
       Total Inches...........     6,628     6,401     6,469     6,597     6,480
                                 -------   -------   -------   -------   -------

OPERATING REVENUES  (3).......   $65,146   $82,506   $86,323   $92,233   $93,853
                                 -------   -------   -------   -------   -------

- -----------
(1) The Peninsula Times Tribune was closed on March 12, 1993. Circulation and inches relating to the Times Tribune have been excluded from all years presented.
(2) The Times-Herald (afternoon edition) was discontinued on September 1, 1991. Inches relating to this edition have been excluded from all years presented.
(3) Includes related weekly publications.

  The increased inches in 1993 reflect the improving economies of both Virginia & California.


                              Related Businesses

  The Company is engaged in publishing books and information in print and digital formats through Contemporary Books Inc. and Compton's Multimedia Publishing Group, both acquired in 1993. The Company is also involved in syndication activities, primarily through Tribune Media Services, Inc. ("TMS"), involving the marketing of columns, features, information and comic strips to newspapers, direct mail operations through AmeriComm/Illinois, acquired in 1991, and other publishing-related activities. TMS is also engaged in advertising placement services for television listings in newspapers and the development of news products and services for electronic and print media. Tribune Properties is responsible for oversight of the Company's real estate assets and property leasing transactions. The Company also owns Gold Coast, a shopper publication located in Fort Lauderdale. During 1990, 13 other shoppers and weekly publications located on Florida's Gulf Coast were sold and during 1989 Penny Saver, an Illinois shopper publication, was sold. Total operating revenues for these related businesses are shown below, net of intercompany revenues. The amount for 1992 has been restated to conform to the 1993 presentation.

                           RELATED BUSINESS REVENUES
                          ---------------------------
                                (IN THOUSANDS)

                            1993..........  $81,648
                            1992..........   56,080
                            1991..........   48,686
                            1990..........   51,315
                            1989..........   50,672


                        Sale of the New York Daily News

  On March 20, 1991 the Company sold the New York Daily News to Maxwell Newspapers, Inc. ("Maxwell"). Daily News operating losses for 1991 through the date of sale were recorded as part of the Company's 1990 financial statements. Founded in 1919 by Tribune Company as America's first tabloid newspaper, the Daily News serves the New York metropolitan area, the largest market in the United States. The following tables set forth selected historical information for the New York Daily News included as part of total Publishing through 1990.

                                           FISCAL YEAR ENDED DECEMBER
                                           --------------------------
                                             1990              1989
                                           --------          --------
                                                 (IN THOUSANDS)
OPERATING REVENUES:
  Advertising:
    Retail...............................  $114,151          $152,580
    General..............................    47,981            59,920
    Classified...........................    43,147            63,730
                                           --------          --------
       Total.............................   205,279           276,230
  Circulation............................   116,222           145,629
  Other..................................       322               165
                                           --------          --------
       Total.............................  $321,823          $422,024
                                           --------          --------

ADVERTISING INCHES:
  Full Run (all zones)
    Retail...............................       467               591
    General..............................       141               183
    Classified...........................       189               294
                                           --------          --------
       Total.............................       797             1,068
  Part Run...............................       919             1,341
  Preprinted Inserts.....................       854             1,097
                                           --------          --------
       Total Inches......................     2,570             3,506
                                           --------          --------


BROADCASTING AND ENTERTAINMENT

  The broadcasting and entertainment segment represented 37% of the Company's consolidated operating revenues for 1993. The segment currently includes independent VHF television stations located in New York, Los Angeles, Chicago and Denver, independent UHF television stations located in Philadelphia, Atlanta and New Orleans, and six radio stations in New York, Chicago, Denver (2) and Sacramento (2). In November 1993, the Company announced that it had reached an agreement to acquire independent television station WLVI-Boston for approximately $25 million in cash plus the amount of working capital at closing. The acquisition is expected to be completed in the second quarter of 1994, subject to FCC approval. In January 1993, the Company acquired its two Denver radio stations, KOSI-FM and KEZW-AM, for $19.9 million.  The
acquisition was accounted for as a purchase in 1993.   In June 1992, the Company
exercised its warrant to acquire a controlling common equity interest in WPHL-TV, Inc., in Philadelphia. This warrant was acquired by the Company in 1991 for $19 million. The exercise of the warrant was accounted for as a purchase and the results of WPHL are included in the Company's consolidated statements of income since June 1992. In entertainment, the Company owns the Chicago Cubs baseball team, produces and syndicates television programming and, beginning in 1993, operates a Chicago area cable programming service. The following table shows sources of revenue for the broadcasting and entertainment segment for the last five years.

                              OPERATING REVENUES
                                (IN THOUSANDS)

                                FISCAL YEAR ENDED DECEMBER
                      ------------------------------------------------
                        1993      1992      1991      1990      1989
                      --------  --------  --------  --------  --------
Television (1)......  $536,773  $477,193  $445,883  $458,897  $419,416
Radio (2)...........    58,740    49,552    49,167    47,380    48,728
Entertainment (3)...   131,700   157,306   122,464   117,704   116,182
                      --------  --------  --------  --------  --------
    Total...........  $727,213  $684,051  $617,514  $623,981  $584,326
                      --------  --------  --------  --------  --------

- -----------
(1) Includes WPHL-Philadelphia since its acquisition on June 5, 1992.
(2) Includes KOSI/KEZW-Denver since their acquisition on January 6, 1993.
(3) 1992 includes $12.3 million of Major League Baseball expansion fees.

                                  Television

  In 1993, television broadcasting contributed 74% of broadcasting and entertainment operating revenues. The Company's television stations compete for audience and advertising with other television and radio stations, cable television and other media serving the same markets. Competition for audience and advertising is based upon various interrelated factors including programming content, audience acceptance and price. Selected data for the Company's television stations is shown in the following table.

                                    MARKET (1)                    MAJOR
                                --------------------             COMMERCIAL    EXPIRATION
                                HOUSEHOLDS  NATIONAL             STATIONS IN     OF FCC
                                 (000'S)      RANK    CHANNEL    MARKET (2)    LICENSE (3)
                                ----------  --------  ---------  ----------    -------------
WPIX    -  New York, New York...  6,692         1      11-VHF         6         1994 (4)
KTLA    -  Los Angeles,
           California...........  5,006         2       5-VHF         7         1993 (5)
WGN     -  Chicago, Illinois....  3,071         3       9-VHF         7         1997
WPHL    -  Philadelphia,
           Pennsylvania.........  2,661         4      17-UHF         6         1994 (6)
WGNX    -  Atlanta, Georgia.....  1,510        11      46-UHF         6         1997
KWGN    -  Denver, Colorado.....  1,091        21       2-VHF         6         1993 (7)
WGNO    -  New Orleans,
           Louisiana............    609        41      26-UHF         5         1997

- -----------
(1)  Source: Nielsen Station Index, September 1993.  Ranking of
             markets is based on number of television households in DMA (Designated Market Area).
(2)  Source: 1993 Television & Cable Fact Book.
(3)  See "Governmental Regulation."
(4) Expires on June 1, 1994. Renewal application filed on February 1, 1994 is pending.
(5) Expired on December 1, 1993. Renewal application filed on August 2, 1993 is pending.
(6)  Expires on August 1, 1994.  Renewal application will be filed.
(7) Expired on April 1, 1993. Renewal application filed on December 1, 1992 is pending.

  Independent television stations, in contrast to network affiliates, are required to produce or acquire all of their programming and to sell all advertising time. Programming emphasis at the Company's stations is placed on syndicated series, feature motion pictures, local and regional sports coverage, news and children's programs. The stations acquire most of their programming from outside sources, although a significant amount is produced locally or supplied by Tribune Entertainment (see "Entertainment"). Contracts for purchased programming generally cover a period of one to seven years, with payment also typically made over several years. The expense for amortization of television broadcast rights in 1993 was approximately $221 million, which represents approximately 41% of total television operating revenues.

  Average audience share information for the Company's television stations for the past five years is shown in the following table.

                          AVERAGE AUDIENCE SHARE (1)

                                                YEAR ENDED DECEMBER
                                         ---------------------------------
                                         1993   1992    1991   1990   1989
                                         ----   ----    ----   ----   ----
WPIX  -  New York, New York............  10.8%  11.5%   10.5%   9.8%   9.0%
KTLA  -  Los Angeles, California.......   9.5    9.5     9.8    9.8   10.3
WGN   -  Chicago, Illinois.............  11.5   12.0    13.0   13.0   13.5
WPHL  -  Philadelphia, Pennsylvania (2)   5.8    5.0     5.0    4.8    5.5
WGNX  -  Atlanta, Georgia..............   7.0    7.3     7.5    6.8    6.3
KWGN  -  Denver, Colorado..............  12.0    9.8    10.3    9.8   10.8
WGNO  -  New Orleans, Louisiana........   8.0    7.8     7.3    6.5    6.8

- ------------
(1) Represents the estimated number of television households tuned to a specific station as a percent of total viewing households in a defined area. The percentages shown reflect the average Nielsen ratings shares for the February, May, July and November measurement periods for 7 a.m. to 1 a.m. daily, except for WGNO's 1992 and 1991 figures, which are based on Arbitron ratings shares calculated in the same manner.
(2) Acquired June 5, 1992.

                                     Radio

  In 1993, the Company's radio stations contributed 8% of broadcasting and entertainment operating revenues. The largest radio station owned by the Company, measured in terms of operating revenues, is WGN. Radio operations include Tribune Radio Networks, which produces and distributes farm and sports programming to radio stations, primarily in the Midwest. Selected information for the Company's radio stations is shown in the following table.

                                                                              NUMBER OF
                                                                 NATIONAL    OPERATING
                                                                 MARKET      STATIONS IN     AUDIENCE
                                     FORMAT          FREQUENCY   RANK (1)    MARKET (2)      SHARE (3)
                                ------------------   ---------   ---------   --------------  ---------
WQCD -  New York, New York....   Contemporary Jazz    101.9-FM       1            48            3.1%
WGN  -  Chicago, Illinois.....   Talk/News/Sports       720-AM       3            37            6.8%
KOSI -  Denver, Colorado (4)..   Adult Contemporary   101.1-FM      24            33            6.7%
KEZW -  Denver, Colorado (4)..   Big Band/Nostalgia    1430-AM      24            33            2.4%
KYMX -  Sacramento, California   Adult Contemporary    96.1-FM      29            25            5.1%
KCTC -  Sacramento, California   Big Band/Nostalgia    1320-AM      29            25            2.5%


- -----------
(1) Source: Radio markets ranked by Arbitron Metro Survey Area, Arbitron
            Company 1993.
(2) Source: Arbitron Company 1993.
(3) Source: Average of Winter, Spring, Summer and Fall 1993 Arbitron shares for persons 12 years old and over, 6 a.m. to midnight daily during the period measured.
(4) Acquired January 1993.

                                 Entertainment

  In 1993, entertainment contributed 18% of the segment's operating revenues. The entertainment portion of the broadcasting and entertainment segment includes Tribune Entertainment Company, the Chicago Cubs baseball team, two minor league baseball teams, ChicagoLand Television News and Tribune Regional Programming. Starting in 1993, the Company has a 31% equity share in Television Food Network, a 24-hour basic cable channel of nutrition and fitness. The Chicago Cubs baseball team received $12.3 million in Major League Baseball expansion fees in December 1992.

 Tribune Entertainment Company was formed in 1982 to acquire and develop programming for Company television stations and for syndication. Tribune Entertainment participates in the production or distribution of first-run programming, including a daily talk show, a combination home shopping and talk show, music and variety shows, television movies and specials. Tribune Entertainment's most popular program is "Geraldo," a one-hour, daily talk show which is aired on 142 stations that cover 95% of U. S. television households and is sold internationally to many cities in Canada, as well as to several countries in Latin America and Europe. During the 1993-1994 television season, Tribune Entertainment will originate approximately 13 hours of first-run programs per week. On average, the Company's seven television stations will utilize over 9 hours per week of programming furnished by Tribune Entertainment.

  The Company owns the Chicago Cubs baseball team. In addition to providing local sports entertainment, the Cubs represent an important source of live programming for the Company's Chicago-based broadcasting operations and regional cable programming service. In 1992, the Company acquired a Class AA Southern League franchise in Orlando and a Class A Midwest League franchise in Rockford, Illinois.

 ChicagoLand Television News, a regional 24-hour cable news programming service, was launched in January 1993 and currently is available to more than 1.1 million cable households in the Chicago-area market. Tribune Regional Programming, Inc. was formed to develop and produce cable television services dedicated to specific local markets.


QUNO CORPORATION

  In February 1993, QUNO completed an initial public offering of 9 million shares of common stock. At the conclusion of the offering, the Company holds
8.8 million, or 49%, of the voting common shares and 4.2 million non-voting common shares of QUNO for a combined total of 59% of QUNO's total 22 million outstanding common shares. The Company also holds a $138.8 million subordinated debenture, convertible into 11.7 million voting common shares of QUNO. As the Company's voting interest is now less than 50%, the Company is accounting for its investment in QUNO using the equity method of accounting beginning in 1993. QUNO is no longer a business segment for reporting purposes.

  Based in Canada, QUNO's principal operation is the manufacturing and marketing of newsprint. QUNO's related operations presently include a sawmill, a materials recycling company and 60% ownership of a hydro-electric power company in Baie-Comeau, Quebec. QUNO operates two newsprint mills, in Thorold, Ontario and Baie-Comeau, Quebec. The mills were started in 1913 and 1937, respectively, to assure a dependable supply of newsprint at competitive prices for the Company's newspapers. QUNO ranks seventh in production capacity among newsprint-producing groups in North America.

  The following table shows sources of revenue for QUNO Corporation from 1989 through 1992, the last year QUNO's balance sheet and income statement were consolidated in the Company's financial statements.

                              OPERATING REVENUES
                        (IN THOUSANDS OF U.S. DOLLARS)

                                         FISCAL YEAR ENDED DECEMBER
                                --------------------------------------------
                                  1992        1991        1990        1989
                                --------    --------    --------    --------
Newsprint:
  Affiliated Customers......    $117,195    $142,585    $137,986    $213,458
  Unaffiliated Customers....     224,781     255,603     185,597     210,893
Lumber and Other............      24,293      23,940      28,155      32,315
                                --------    --------    --------    --------
    Total...................    $366,269    $422,128    $351,738    $456,666
                                --------    --------    --------    --------

  Diminished newsprint revenues for 1992 reflect lower transaction prices.


                             Production and Sales

  The Company's paper mills in Baie-Comeau and Thorold currently have annual newsprint production capacities of approximately 469,000 and 346,000 metric tons, respectively. Competition for newsprint sales is based upon price, product quality and customer service. Sales of newsprint through 1993 are shown in the following table.

                                NEWSPRINT SALES
                         (IN THOUSANDS OF METRIC TONS)

                                         FISCAL YEAR ENDED DECEMBER
                                  ----------------------------------------
                                  1993     1992     1991     1990     1989
                                  ----     ----     ----     ----     ----
Affiliated customers...........    271      266      269      250      363
Unaffiliated customers.........    471      508      473      332      367
                                   ---      ---      ---      ---      ---
       Total sales.............    742      774      742      582      730
                                   ---      ---      ---      ---      ---

  QUNO reported an operating loss of $31 million in 1993, $23 million less than the $54 million operating loss incurred in 1992. This was partially the result of higher average newsprint selling prices. The North American newsprint industry has endured significant economic difficulties over the past several years mainly caused by a capacity/demand imbalance. New mills and improvements to existing paper machines have increased overall production capacity, while demand has diminished or remained stagnant. As a result, QUNO's transaction prices over the 1989-1993 period have declined by approximately 20%.

  On August 1, 1992, and again on March 1, 1993, QUNO began implementing, along with the rest of the industry, a reduction in discounts offered on newsprint sales. Though prices began to soften in the second half of 1993, newsprint prices averaged 5% higher in 1993 than in 1992.

  QUNO supplies newsprint to most of the Company's newspapers. The newspapers also purchase newsprint from other suppliers to maintain diversified sources of supply. Approximately 35% of QUNO's 1993 sales (in metric tons) were to the Company's newspapers. See "Publishing" for a discussion of the supply contract between the Company and QUNO.

  QUNO sells newsprint to approximately 100 unaffiliated customers located primarily in North America. The majority of such sales are to medium and small newspapers and commercial printers, with no single unaffiliated customer accounting for more than 10% of total newsprint revenue. Generally, QUNO sells newsprint under renewable contracts varying in length from one to five years. These contracts base the selling price on the list price for comparable newsprint at the date of shipment, with negotiated discounts from the list price.


                           Manufacturing Facilities

  QUNO's Baie-Comeau mill is the largest newsprint mill in eastern Canada, with an annual production capacity of approximately 469,000 metric tons. The mill is on the St. Lawrence tidewater with year-round navigable access to the Atlantic seaboard, overseas ports and a rail ferry service with connections to the railway systems of North America.

  The Thorold mill, with annual production capacity of about 346,000 metric tons, currently uses a blend of two types of pulp in making newsprint. One type is thermo-mechanically produced and the other is produced from de-inked recycled waste newspapers and magazines.

  Scierie des Outardes ("SDO"), the QUNO sawmill located near the Baie-Comeau newsprint mill, produces finished lumber that is sold in North America and overseas. SDO is a source of fiber to the Baie-Comeau mill, providing wood chips for conversion into pulp. SDO can produce approximately 225,000 cubic meters of construction grade lumber per year.

  The papermaking process generally requires substantial quantities of power and steam. The Baie-Comeau mill purchases approximately 45% of its total electric power needs from the Manicouagan Power Company, a 60%-owned QUNO subsidiary, and the remainder from Hydro-Quebec, a governmental agency. The Thorold mill purchases all of its power directly from Ontario Hydro, a governmental agency. Power supplies at both mills are believed to be adequate to meet QUNO's needs for the foreseeable future.


                                 Fiber Supply

  The primary ingredient in the manufacture of newsprint is fiber, which is derived from roundwood logs, wood chips and recycled newspapers and magazines. The Baie-Comeau mill processes both roundwood logs and wood chips obtained primarily from QUNO's timber limits and its sawmill in Quebec. At Thorold, the mill's newsprint is produced approximately 70% from recycled paper pulp and 30% from virgin wood pulp. The wood chips are obtained from outside contractors who harvest QUNO's Ontario timber limits and process the cuttings into chips. Recycled papers for the Thorold mill are obtained primarily in the southern Ontario area from newspaper publishers, magazine printers and community recyclers.

  Timber limits in Canada are generally made available by provincial governments to forest products companies by means of long-term licenses or forest supply and management agreements. Under such agreements, QUNO holds exclusive cutting rights in Quebec and Ontario on a total of approximately 8,270 square kilometers of timberlands. QUNO's agreements with the Province of Quebec are for a term of 25 years and are subject to a review of QUNO's performance every five years. In Ontario, QUNO has 20-year forest management agreements that call for a review every five years of QUNO's performance under the reforestation provisions thereof. QUNO also owns 700 square kilometers of timberlands. QUNO believes its combined fiber sources continue to be adequate to meet its needs for the foreseeable future.

GOVERNMENTAL REGULATION

  Various aspects of the Company's operations are subject to regulation by governmental authorities in the United States and Canada.

  The Company's television and radio broadcasting operations are subject to Federal Communications Commission ("FCC") jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses, prohibit concentrations of broadcasting control inconsistent with the public interest, strictly limit common ownership of most communications media in the same market and regulate network programming and syndication of programs. The FCC also regulates certain commercial practices of local broadcast stations, including the rates charged for political advertising and the quantity of advertising within children's programs. The Company is permitted to own both newspaper and broadcast operations in the Chicago market by virtue of "grandfather" provisions in the FCC regulations. Licensees are currently permitted to own up to 12 television stations, 18 AM radio stations and 18 FM radio stations. These numerical limits are subject to other FCC regulations which impose geographic market restrictions and limit the percentage of the national television audience that may be reached by a licensee's television stations in the aggregate. Television and radio broadcasting licenses are subject to renewal by the FCC at five-year and seven-year intervals, respectively, and at such times may be subject to competing applications for the licensed frequencies. The Company presently has FCC authorization to operate seven television stations and three AM and three FM radio stations.

  From time to time, the FCC revises existing regulations and policies in ways that could affect the Company's broadcasting operations. In addition, Congress from time to time considers and adopts substantive amendments to the Communications Act of 1934 and related legislation. The Company cannot predict what regulations or legislation may be proposed or finally enacted or what effect, if any, such regulations or legislation could have on the Company's broadcasting operations.


EMPLOYEES

  The average number of full-time equivalent employees of the Company in 1993 was 9,900, approximately 2,500 less than the average for 1992. This decrease was due to QUNO employees being included in the Company's 1992 total, but omitted in 1993 due to the deconsolidation of QUNO in 1993.

  Pension and other employee benefit plans are provided for substantially all employees of the Company. Eligible employees also participate in the Company's Employee Stock Ownership Plan.

  During 1993, the Company's publishing segment employed approximately 7,700 full-time equivalent employees, about 9% of whom were represented by a total of 7 unions. Contracts with unionized employees of the publishing segment expire at various times through October 1996.

  Broadcasting and entertainment had an average of 2,100 full-time equivalent employees in 1993. Approximately 26% of these employees are represented by a total of 21 unions.

EXECUTIVE OFFICERS OF THE COMPANY

  Information with respect to the executive officers of the Company is set forth below. The descriptions of the business experience of these individuals include the principal positions held by them since March 1989.

Charles T. Brumback (65)
Chairman since January 1993, President since January 1989 and Chief Executive Officer since August 1990 (Chief Operating Officer until July 1990) of the Company; formerly President and Chief Executive Officer of Chicago Tribune Company*; Director of the Company since 1981.

James E. Cushing, Jr. (38)
Vice President and General Counsel of the Company since November 1993; Vice President/Business Affairs of ChicagoLand Television News* from March 1993 to November 1993 (Director/Business Affairs from March 1992 to March 1993); Senior Counsel from October 1990 to March 1992 and Counsel of the Company until October 1990.

James C. Dowdle (60)
Executive Vice President of the Company since August 1991; President and Chief Executive Officer of Tribune Broadcasting Company* since 1981; Director of the Company since 1985.

Stanley J. Gradowski (55)
Vice President and Secretary of the Company since 1982.

David J. Granat (47)
Vice President (since May 1991) and Treasurer (since 1985) of the Company.

Donald C. Grenesko (45)
Senior Vice President and Chief Financial Officer (since March 1993) and Vice President and Chief Financial Officer (from October 1991 to March 1993) of the Company; President and Chief Executive Officer (until September 1991), Chicago National League Ball Club, Inc.*

Joseph A. Hays (63)
Vice President/Corporate Relations of the Company since 1983.

David D. Hiller (40)
Senior Vice President/Development since November 1993; Senior Vice President and General Counsel (from March to November 1993) and Vice President and General Counsel (until March 1993) of the Company; Partner, Sidley & Austin until November 1993.

John E. Houghton (62)
Retired since January 1993. Chairman since January 1989 (Chief Executive Officer until January 1991) of QUNO Corporation. Director of the Company since 1980.

M. Catherine Jaros (44)
Vice President/Marketing of the Company since November 1992; formerly Director of Marketing, Strategy and External Development, May-October 1992; Director of Corporate Strategies and Acquisitions, September 1991 to May 1992; Director of Marketing and Specialty Products, May-August 1991; Director of Strategy, December 1990 to May 1991, all at Kraft USA; Vice President Business Development until 1990 at Tappan Capital Partners.


- -----------
*A subsidiary of the Company.

John S. Kazik (51)
Senior Vice President/Information Systems since March 1993; Vice
President/Information Systems from December 1989 to March 1993 of the Company and Vice President of Chicago Tribune Company* since 1982.

James N. Longson (47)
Vice President/Technology of the Company since August 1992; Director of Corporate Development of the Company from April 1991 to August 1992; Vice President/Director of Marketing and Strategic Planning of the New York Daily News from July 1990 to April 1991; formerly Vice President, Facilities and Systems Development of the New York Daily News.

John W. Madigan (56)
Executive Vice President of the Company and President and Chief Executive Officer of Tribune Publishing Company* since August 1991; Publisher of the Chicago Tribune since August 1990 and President and Chief Executive Officer of Chicago Tribune Company* until September 1993. Director of the Company since 1975.

R. Mark Mallory (43)
Vice President and Controller since May 1991 (Controller and Director of Planning until May 1991) of the Company.

William B. Nelson (43)
Vice President/Financial Operations of the Company since February 1994 and Vice President/Chief Financial Officer of Chicago Tribune Company* since January 1983.

Andrew J. Oleszczuk (37)
Vice President/Development of the Company since December 1993; Director of Planning from August 1990 to December 1993 and Manager of Planning of Tribune Broadcasting Company* until August 1990.

Shaun M. Sheehan (49)
Vice President/Washington of the Company since July 1992 and Vice
President/Washington of Tribune Broadcasting Company* since February 1986.

John T. Sloan (42)
Senior Vice President/Administration since March 1993 and Vice President/Human Resources of the Company from August 1991 to February 1993; Vice President and Director of Human Resources of the New York Daily News from September 1989 to July 1991; formerly Vice President and Director of Employee Relations of Chicago Tribune Company*.

Scott C. Smith (43)
President and Chief Executive Officer of Sun-Sentinel Company* (since September
1993); Senior Vice President/Development (August 1991 to September 1993), Senior Vice President and Chief Financial Officer (October 1989 to July 1991) and Vice President/Finance until October 1989 of the Company.



- ------------
*A subsidiary of the Company.

ITEM 2. PROPERTIES.

  The corporate headquarters of the Company are located at 435 North Michigan Avenue, Chicago, Illinois. The general character, location and approximate size of the principal physical properties used by the Company at December 26, 1993 are listed below. In addition to those listed, the Company owns or leases transmitter sites, parking lots and other properties aggregating approximately 338 acres in 29 separate U.S. locations, and owns or leases an aggregate of approximately 1,927,000 square feet of space in 187 locations. Included in these figures are 82,000 square feet of space owned by The Peninsula Times Tribune. On March 12, 1993, the Times Tribune ceased publication. Also included in these figures are 62 acres and 233,000 square feet of space owned by the Company which had previously been owned by the New York Daily News. On March 20, 1991, the Company sold the Daily News. The Times Tribune and Daily News properties are being offered for sale. The Company also owns the 39,000-seat stadium used by the Chicago Cubs baseball team. The Company considers its various properties to be in good condition and suitable for the purposes for which they are used.

                                                APPROXIMATE AREA IN SQUARE FEET
                                                -------------------------------
        GENERAL CHARACTER OF PROPERTY                 OWNED         LEASED
        -----------------------------               ---------       -------
Publishing:
  Printing plants, business and editorial
    offices, and warehouse space located in:
       Chicago, Illinois.....................      1,512,000(1)     111,000
       Orlando, Florida......................        407,000         81,000
       Fort Lauderdale, Florida..............              -        135,000(2)
       Deerfield Beach, Florida..............        386,000              -
       Newport News, Virginia................        207,000              -
       Escondido, California.................         62,000              -
       Carlsbad, California..................              -         49,000

Broadcasting and Entertainment:
  Business offices, studios, garages and
    transmitters located in:
      Chicago, Illinois......................          99,000         4,000
      Oak Brook, Illinois....................               -        69,000
      Philadelphia, Pennsylvania.............          22,000         3,000
      New York, New York.....................               -        78,000(3)
      Los Angeles, California................         253,000             -
      Denver, Colorado.......................          46,000         7,000
      New Orleans, Louisiana.................               -        15,000
      Atlanta, Georgia.......................               -        21,000
- -----------

(1) Includes Tribune Tower, an approximately 630,000 square foot office building in downtown Chicago, and Freedom Center, the approximately 697,000 square foot production center of the Chicago Tribune. Tribune Tower houses the Company's corporate headquarters, the Chicago Tribune's business and editorial offices, offices of various subsidiary companies and approximately 77,800 square feet of space leased to unaffiliated tenants. Freedom Center houses the Chicago Tribune's printing, packaging and distribution operations.

(2) Consists of space leased in New River Center, which is owned by a real estate joint venture in which the Company had a 50% interest at December 26, 1993. No portion of this building is listed as "owned" property in the table.

(3) Includes space leased by subsidiary companies in the New York Daily News building, which is owned by a limited partnership in which the Company has a minority interest. No portion of this building is listed as "owned" property in the table.

ITEM 3.   LEGAL PROCEEDINGS.

   The Company and its subsidiaries are defendants from time to time in actions for libel and other matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies. The Company does not believe that any such proceedings presently pending will have a material adverse effect on its consolidated financial position or results of operations.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

   Not Applicable.


                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
          STOCKHOLDER MATTERS.

   The Company's Common Stock is presently listed on the New York, Chicago and Pacific stock exchanges. The high and low sales prices of the Common Stock by fiscal quarter for the two most recent fiscal years, as reported on the New York Stock Exchange Composite Transactions list, were as follows:

                                         1993              1992
                                   ----------------  ----------------
   QUARTER                          High      Low     High      Low
   -------                         ------   -------  ------   -------
   First.......................... $56 7/8  $47 5/8  $46 3/4  $39 1/2
   Second.........................  56 1/4   50       47 1/2   38 3/4
   Third..........................  55       48 3/8   47 1/4   40
   Fourth.........................  61 1/4   50 7/8   50 3/4   42 3/8

   At March 3, 1994 there were 4,180 record holders of the Company's Common
Stock.

   Quarterly cash dividends declared on Common Stock for both 1993 and 1992 were $.24 per share. Total cash dividends declared on Common Stock by the Company were $63,799,000 for 1993 and $62,450,000 for 1992.


ITEM 6.   SELECTED FINANCIAL DATA.

   The information for the years 1989 through 1993 contained under the heading "Eleven Year Financial Summary" in the Company's 1993 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

   The information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1993 Annual Report to Stockholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

   The Company's Consolidated Financial Statements and Notes thereto and the information contained under the heading "Business Segments" appearing on pages 35 through 51 of the Company's 1993 Annual Report to Stockholders, together with the report thereon of Price Waterhouse dated January 28, 1994, appearing on page 52 of such Annual Report and the information contained under the heading "Quarterly Results" on pages 54 and 55, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

   Not Applicable.


                                   PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

   The information contained under the heading "Executive Officers of the Company" in Item 1 hereof, and the information under the heading "Election of Directors" in the definitive Proxy Statement for the Company's April 19, 1994 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

   The information contained under the heading "Executive Compensation" (except those portions relating to Item 13, below) in the definitive Proxy Statement for the Company's April 19, 1994 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

   The information contained under the subheadings "Principal Stockholders" and "Management Ownership" under the heading "Ownership Information" in the definitive Proxy Statement for the Company's April 19, 1994 Annual Meeting of Stockholders, is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

   The information contained under the heading "Executive Compensation" (except those portions relating to Item 11, above) and the subheadings "Compensation of Directors" and "Other Transactions" in the definitive Proxy Statement for the Company's April 19, 1994 Annual Meeting of Stockholders, is incorporated herein by reference.

                                    PART IV

ITEM 14.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM
           8-K.

(a)(1)&(2) Financial Statements and Financial Statement Schedules filed as part of this report

           As listed in the Index to Financial Statements and Financial Statement Schedules on page 23 hereof.

    (a)(3) Index to Exhibits filed as part of this report

           As listed in the Exhibit Index beginning on page 32 hereof.

    (b)    Reports on Form 8-K

           The Company filed a Form 8-K Current Report dated October 29, 1993, which reported under Item 5 the filing of a Prospectus Supplement on October 25, 1993 relating to the offer and sale from time to time of up to $300,000,000 principal amount of the Company's Medium-Term Notes, Series C. This Supplement was to a Registration Statement on Form S-3 (File No. 33-45793), effective July 13, 1992. No financial statements were filed with the report.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 21, 1994.


                                            TRIBUNE COMPANY



                                            By:  Charles T. Brumback
                                                 Chairman, President and Chief
                                                   Executive Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 21, 1994.



      Signature                            Title
      ---------                            -----



 Charles T. Brumback       Chairman, President and Chief Executive Officer and
                             Director (principal executive officer)



 James C. Dowdle           Executive Vice President and Director



 John W. Madigan           Executive Vice President and Director



 Donald C. Grenesko        Senior Vice President and Chief Financial Officer
                             (principal financial officer)

    Signature                            Title
    ---------                            -----



R. Mark Mallory              Vice President and Controller
                               (principal accounting officer)



Stanton R. Cook                         Director



Diego E. Hernandez                      Director



Robert E. La Blanc                      Director



Newton N. Minow                         Director



Donald H. Rumsfeld                      Director

                                TRIBUNE COMPANY

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULES

                                                                            PAGE
                                                                            ----
Consolidated Statements of Income for each of the three fiscal years in
  the period ended December 26, 1993 .....................................     *

Consolidated Statements of Financial Position at December 26, 1993 and
  December 27, 1992 ......................................................     *

Consolidated Statements of Cash Flows for each of the three fiscal years
  in the period ended December 26, 1993 ..................................     *

Consolidated Statements of Stockholders' Investment for each of the three
  fiscal years in the period ended December 26, 1993 .....................     *

Notes to Consolidated Financial Statements ...............................     *

Report of Independent Accountants on Consolidated Financial Statements ...     *

Report of Independent Accountants on Financial Statement Schedules .......    24

Financial Statement Schedules for each of the three fiscal years in the period ended December 26, 1993 (as applicable) ......................... 25-31

  Schedule II Amounts receivable from related parties and underwriters, promoters and employees other than related parties.

  Schedule IV    Indebtedness of and to related parties - noncurrent.

  Schedule V     Property, plant and equipment.

  Schedule VI Accumulated depreciation, depletion and amortization of property, plant and equipment.

  Schedule VII   Guarantees of securities of other issuers.

  Schedule VIII  Valuation and qualifying accounts and reserves.

  Schedule X     Supplementary income statement information.

- -----------
* Incorporated by reference to the Company's 1993 Annual Report to Stockholders. See Item 8 of this Annual Report on Form 10-K.

                                 ------------

  All other schedules required under Regulation S-X are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto. Columns omitted from certain schedules included herein have been omitted because the information is not applicable. Financial statements of entities accounted for by the equity method have been omitted because they do not constitute significant subsidiaries.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULES


TO THE BOARD OF DIRECTORS OF TRIBUNE COMPANY

Our audits of the consolidated financial statements referred to in our report dated January 28, 1994 appearing on page 52 of the 1993 Annual Report to Stockholders of Tribune Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedules appearing on pages 25 through 31 of this Form 10-K. In our opinion, these Financial Statement Schedules present fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



Price Waterhouse



Chicago, Illinois
January 28, 1994

                                                                     SCHEDULE II

                       TRIBUNE COMPANY AND SUBSIDIARIES

           SCHEDULE II--AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS, PROMOTERS AND EMPLOYEES OTHER THAN RELATED PARTIES

                           (IN THOUSANDS OF DOLLARS)

================================================================================

                              BALANCE AT             DEDUCTIONS-    BALANCE AT
                              BEGINNING               AMOUNTS     END OF PERIOD-
NAME OF DEBTOR                OF PERIOD   ADDITIONS  COLLECTED     NOT CURRENT
- --------------                ----------  ---------  ----------   --------------
Year ended December 26, 1993
  J. J. Kusper (1)               $242      $  -         $242           $  -
  E. B. Lasak (1)                 142         -          142              -


Year ended December 27, 1992
  J. J. Kusper (1)               $242      $  -         $  -           $242
  W. J. McNally (2)               150         -          150              -
  E. B. Lasak (1)                 142         -            -            142


Year ended December 29, 1991
  J. J. Kusper (1)               $242      $  -         $  -           $242
  W. J. McNally (2)               150         -            -            150
  E. B. Lasak (1)                 142         -            -            142
  J. T. Sloan (1)                 460         -          460              -
  E. R. Moss (1)                  168         -          168              -
  C. T. Brumback (3)               40         -           40              -

 All of the above loans were made to assist in financing the purchase of residences upon the employee's transfer at the request of the Company.


- ------------
(1) Promissory note secured by personal residence at a rate contingent upon the net appreciation of the residence acquired.

(2) Non-interest bearing demand note secured by personal residence.

(3) Non-interest bearing demand note secured by shares of a cooperative association and by common stock owned by Mr. Brumback.

================================================================================

                                                                    SCHEDULE  IV

                       TRIBUNE COMPANY AND SUBSIDIARIES

        SCHEDULE IV--INDEBTEDNESS OF AND TO RELATED PARTIES--NONCURRENT

                        (IN THOUSANDS OF U.S. DOLLARS)

================================================================================

                                                              INDEBTEDNESS OF
                                            ----------------------------------------------------
                                               BALANCE AT                             BALANCE AT
NAME                                        DEC. 27, 1992  ADDITIONS  DEDUCTIONS   DEC. 26, 1993
- ----                                        -------------  ---------  ----------   -------------

QUNO Corporation
 Convertible Debenture (1)                       $138,757          -           -        $138,757

Riverwalk Center I
 Joint Venture Mortgage Note (2)                        -    $35,500           -        $ 35,500

220 East Joint Venture
 Mortgage Note                                   $ 84,486          -        (549)       $ 83,937



(1) The QUNO convertible debenture matures in 2002, is convertible at the option of the Company into 11.7 million voting common shares of QUNO, and is callable by QUNO after December 27, 1997.

(2) The mortgage note, purchased by the Company in 1993, is on a building owned by a partnership in which the Company held a 50% interest at December 26, 1993.


================================================================================

                                                                      SCHEDULE V

                       TRIBUNE COMPANY AND SUBSIDIARIES

                   SCHEDULE V--PROPERTY, PLANT AND EQUIPMENT

                           (IN THOUSANDS OF DOLLARS)
================================================================================

                                                                                     OTHER CHANGES
                                              BALANCE AT                              ADD (DEDUCT)      BALANCE
                                              BEGINNING    ADDITIONS     RETIRE-   -----------------    AT END
             CLASSIFICATION                   OF PERIOD    AT COST       MENTS      (2)        (3)      OF PERIOD
             --------------                   ----------   --------      -------   ------   ---------   ----------
Year ended December 26, 1993
  Land......................................  $   51,724   $  2,583      $   315   $1,095   $    (616)  $   54,471
  Buildings and leasehold improvements......     459,367      9,303        3,614      743    (158,533)     307,266
  Machinery, equipment and furniture........   1,327,533     69,651       12,610    4,109    (596,041)     792,642
  Timber limits and leases, and land
    improvements............................      53,556        131           25       --     (45,975)       7,687
  Construction in progress..................      95,285     (6,048)(1)       --       --     (50,136)      39,101
                                              ----------   --------      -------   ------   ---------   ----------
                                              $1,987,465   $ 75,620      $16,564   $5,947   $(851,301)  $1,201,167
                                              ==========   ========      =======   ======   =========   ==========
Year ended December 27, 1992
  Land.....................................   $   48,152   $  4,850      $    --   $  135   $  (1,413)  $   51,724
  Buildings and leasehold improvements.....      458,567     20,119        2,433      250     (17,136)     459,367
  Machinery, equipment and furniture.......    1,325,716     76,261       17,725    4,528     (61,247)   1,327,533
  Timber limits and leases, and land
    improvements...........................       58,332      3,929        4,961       --      (3,744)      53,556
  Construction in progress.................       70,630     25,073(1)        30      478        (866)      95,285
                                              ----------   --------      -------   ------   ---------   ----------
                                              $1,961,397   $130,232      $25,149   $5,391   $ (84,406)  $1,987,465
                                              ==========   ========      =======   ======   =========   ==========
Year ended December 29, 1991
  Land.....................................   $   47,707   $    121      $    --   $   --   $     324   $   48,152
  Buildings and leasehold improvements.....      438,921     19,674          801       95         678      458,567
  Machinery, equipment and furniture.......    1,273,051     67,393       19,722      852       4,142    1,325,716
  Timber limits and leases, and land
    improvements...........................       51,652      6,191            3       --         492       58,332
  Construction in progress.................       74,501        552(1)        83       --      (4,340)      70,630
                                              ----------   --------      -------   ------   ---------   ----------
                                              $1,885,832   $ 93,931      $20,609   $  947   $   1,296   $1,961,397
                                              ==========   ========      =======   ======   =========   ==========

- -----------
(1) Includes spending on construction projects less amounts transferred during the year to other categories as the projects become operational.
(2) Property, plant and equipment of acquired companies.
(3) Represents (i) for 1992 and 1991, the effect of translating Canadian dollar denominated accounts to U.S. dollars, as well as certain reclassifications of items between categories, (ii) for 1992, deductions of $15.2 million related to the disposition of The Peninsula Times Tribune and (iii) for 1993, deductions related to the assets of QUNO Corporation. As a result of the initial public offering by QUNO in February 1993, QUNO's balance sheet is no longer included in the consolidated financial statements. For 1993, the deduction for QUNO's assets is as follows:

              Land                                           $    616
              Buildings and leasehold improvements            158,438
              Machinery, equipment and furniture              594,708
              Timber limits and leases, land improvements      45,975
              Construction in progress                         49,863
                                                             --------
                  Total                                      $849,600
                                                             ========

================================================================================

                                                                     SCHEDULE VI

                       TRIBUNE COMPANY AND SUBSIDIARIES

       SCHEDULE VI--ACCUMULATED DEPRECIATION, DEPLETION AND AMORTIZATION
                       OF PROPERTY, PLANT AND EQUIPMENT

                           (IN THOUSANDS OF DOLLARS)

================================================================================

                                                                          ADDITIONS                      OTHER
                                                           BALANCE AT     CHARGED                        CHANGES         BALANCE
                                                           BEGINNING      TO COSTS &                     ADD             AT END OF
                    CLASSIFICATION                         OF PERIOD      EXPENSES       RETIREMENTS     (DEDUCT)(1)     PERIOD
                    --------------                         ----------     ----------     -----------     -----------     ---------
Year ended December 26, 1993
  Buildings and leasehold improvements .................    $189,576       $ 14,791        $ 2,288        $ (67,479)      $134,600
  Machinery, equipment and furniture ...................     697,061         65,824         11,012         (289,424)       462,449
  Timber limits and leases, and land improvements ......      26,885            474              7          (24,849)         2,503
                                                            --------       --------        -------        ---------       --------
                                                            $913,522       $ 81,089        $13,307        $(381,752)      $599,552
                                                            ========       ========        =======        =========       ========

Year ended December 27, 1992
  Buildings and leasehold improvements .................    $176,125       $ 21,721        $ 2,161        $  (6,109)      $189,576
  Machinery, equipment and furniture ...................     647,463         97,269         14,933          (32,738)       697,061
  Timber limits and leases, and land improvements ......      34,104          1,488          4,910           (3,797)        26,885
                                                            --------       --------        -------        ---------       --------
                                                            $857,692       $120,478        $22,004        $ (42,644)      $913,522
                                                            ========       ========        =======        =========       ========

Year ended December 29, 1991
  Buildings and leasehold improvements .................    $154,586       $ 20,806        $   441        $   1,174       $176,125
  Machinery, equipment and furniture ...................     570,001         95,479         18,413              396        647,463
  Timber limits and leases, and land improvements ......      31,836          2,262              -                6         34,104
                                                            --------       --------        -------        ---------       --------
                                                            $756,423       $118,547        $18,854        $   1,576       $857,692
                                                            ========       ========        =======        =========       ========

Estimated useful lives and methods used for depreciation, amortization and depletion are as follows:

  Buildings--7 to 55 years--straight line.
  Leasehold improvements--5 to 40 years--straight line.
  Machinery, equipment and furniture--3 to 25 years--straight line.
  Land improvements--10 to 30 years--straight line.
  Timber limits and leases--5 years--straight line and unit-of-production method.

- ------------
(1) Represents (i) for 1992 and 1991, the effect of translating Canadian dollar denominated accounts to U.S. dollars, as well as certain reclassifications of items between categories, (ii) for 1992, deductions of $9.2 million related to the disposition of The Peninsula Times Tribune and (iii) for 1993, deductions related to assets of QUNO Corporation, whose balance sheet is no longer consolidated in the Company's financial statements, beginning in 1993. For 1993, the deduction for QUNO's assets is as follows:

             Building and leasehold improvements                 $ 67,543
             Machinery, equipment and furniture                   289,294
             Timber limits and leases, land improvements           24,733
                                                                 --------
                 Total                                           $381,570
                                                                 ========

================================================================================

                                                                    SCHEDULE VII

                       TRIBUNE COMPANY AND SUBSIDIARIES

            SCHEDULE VII--GUARANTEES OF SECURITIES OF OTHER ISSUERS

                           (IN THOUSANDS OF DOLLARS)

================================================================================

NAME OF ISSUER                                                       AMOUNT OWNED
OF SECURITIES                                                        BY PERSON        AMOUNT IN                        NATURE OF
GUARANTEED BY                   TITLE OF ISSUE      TOTAL AMOUNT     OR PERSONS       TREASURY OF                      ANY DEFAULT
PERSON FOR                      OF EACH CLASS       GUARANTEED       FOR WHICH        ISSUER OF                        BY ISSUER
WHICH STATEMENT                 OF SECURITIES       AND              STATEMENT IS     SECURITIES      NATURE OF        IN PRINCIPAL
IS FILED                        GUARANTEED          OUTSTANDING      FILED            GUARANTEED      GUARANTEE        AND INTEREST
- ---------------                 ---------------     ------------     ------------     -----------     ------------     ------------
Year ended December 26, 1993

Tribune Company                 8.19% Note due      $ 17,970              --               --         Guarantee of           --
Employee Stock                  June 15, 1994-                                                        principal
Ownership Plan                  Dec. 15, 1998                                                         and interest

Tribune Company                 8.40% Notes due     $280,999              --               --         Guarantee of           --
Employee Stock                  Dec. 15, 1994-                                                        principal and
Ownership Plan                  Dec. 15, 2003                                                         interest


================================================================================

                                                                   SCHEDULE VIII

                       TRIBUNE COMPANY AND SUBSIDIARIES

         SCHEDULE VIII--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                           (IN THOUSANDS OF DOLLARS)

==============================================================================

                                                                  ADDITIONS
                                                     BALANCE AT   CHARGED TO               BALANCE
                                                     BEGINNING    COSTS AND                AT END OF
DESCRIPTION                                          OF PERIOD    EXPENSES    DEDUCTIONS   PERIOD
- -----------                                          -----------  ----------  -----------  ---------
Valuation accounts deducted from assets
 to which they apply:

Year ended December 26, 1993
     Allowance for doubtful accounts:
           Bad debts...............................  $19,329      $15,017     $14,672(1)   $19,674
           Rebates and volume discounts............    4,082       17,375      15,699        5,758
                                                     -------      -------     -------      -------
                   Total...........................  $23,411      $32,392     $30,371      $25,432
                                                     =======      =======     =======      =======

Year ended December 27, 1992
     Allowance for doubtful accounts:
           Bad debts...............................  $19,423      $14,924     $15,018      $19,329
           Rebates and volume discounts............    3,926       15,299      15,143        4,082
                                                     -------      -------     -------      -------
                   Total..........................   $23,349      $30,223     $30,161      $23,411
                                                     =======      =======     =======      =======

Year ended December 29, 1991
     Allowance for doubtful accounts:
           Bad debts...............................  $15,453      $21,397     $17,427      $19,423
           Rebates and volume discounts............    3,126       14,026      13,226        3,926
                                                     -------      -------     -------      -------
                   Total...........................  $18,579      $35,423     $30,653      $23,349
                                                     =======      =======     =======      =======

- --------------
(1) For 1993, $4,612 represents deductions pertaining to QUNO Corporation. As a result of an initial public offering by QUNO in February 1993, QUNO's balance sheet is no longer consolidated in the Company's financial statements.




================================================================================

                                                                      SCHEDULE X

                       TRIBUNE COMPANY AND SUBSIDIARIES

            SCHEDULE X--SUPPLEMENTARY INCOME STATEMENT INFORMATION

                           (IN THOUSANDS OF DOLLARS)

================================================================================


                                                   CHARGED TO COSTS AND EXPENSES
                                                   -----------------------------
                                                        YEAR ENDED DECEMBER
                                                   -----------------------------
                      ITEM                         1993(1)     1992       1991
                      ----                         -------    -------    -------
1.  Maintenance and repairs.....................   $18,060    $60,240    $61,190
2.  Amortization of intangible assets...........    21,673     19,101     18,501
3.  Taxes, other than payroll and income taxes..    15,613     25,532     27,113
4.  Advertising costs (2).......................    44,126     49,594     46,015

- ----------
(1) 1993 excludes supplementary income statement information for QUNO Corporation as QUNO's income statement is no longer included in the Company's consolidated financial statements. Amounts in 1992 and 1991 relating to QUNO were as follows:


                                                       1992        1991
                                                      -------     -------
     Maintenance and repairs                          $42,894     $44,909
     Amortization of intangible assets                      -           -
     Taxes, other than payroll and income taxes        10,856      13,120
     Advertising costs                                  1,060          98

(2) Includes all costs related to advertising, public relations and promotion of the Company's products.

  Amortization of preoperating costs and other deferrals and royalties are omitted as none of these items exceed one percent of the Company's consolidated operating revenues in any of the years.



================================================================================

                                TRIBUNE COMPANY

                                 EXHIBIT INDEX

   Exhibits marked with an asterisk (*) are incorporated by reference to documents previously filed by Tribune Company with the Securities and Exchange Commission, as indicated. Exhibits marked with a circle (o) are management contracts or compensatory plan contracts or arrangements filed pursuant to
Item 601(b)(10)(iii)(A) of Regulation S-K. All other documents listed are filed with this Report.

  NUMBER                               DESCRIPTION
  ------                               -----------
   3.1   *  Restated Certificate of Incorporation of Tribune Company, dated
            April 21, 1987; Certificate of Designations of Series A Junior
            Participating Preferred Stock, dated December 31, 1987; Certificate of Designations of Series B Convertible Preferred Stock, dated
            April 4, 1989 (Exhibit 3.1 to Annual Report on Form 10-K for 1991).

   3.2   *  By-laws of Tribune Company.

   4     *  Rights Agreement between Tribune Company and The First National Bank of Chicago, as Rights Agent, dated as of December 22, 1987 (Exhibit
            1 to Form 8-K Current Report dated January 6, 1988); First Amendment thereto dated as of July 31, 1990 (Exhibit 4 to Form 10-Q Quarterly
            Report for the quarter ended July 1, 1990); Second Amendment thereto dated as of October 31, 1990 (Exhibit 4 to Form 10-Q Quarterly
            Report for the quarter ended September 30, 1990).

  10.1a  o* Employment agreement dated as of July 31, 1990 between Tribune
            Company and Stanton R. Cook (Exhibit 19.1 to Form 10-Q Quarterly
            Report for the quarter ended September 30, 1990).

  10.1b  o  Consulting agreement dated as of December 14, 1993 between Tribune
            Company and Stanton R. Cook.

  10.2a  o  Employment agreement dated as of July 27, 1993 between Tribune
            Company and Charles T. Brumback.

  10.2b o Amendment dated February 15, 1994 to employment agreement dated as of July 27, 1993 between Tribune Company and Charles T. Brumback.

  10.3   o* Chicago Tribune Company Split-Dollar Insurance Plan dated
            June 29, 1978, together with first amendment dated
            August 28, 1981, covering certain employees of Tribune Company and Chicago Tribune Company (Exhibit 10.4 in File No. 2-86087).

  10.4a o* Tribune Company Supplemental Retirement Plan, as amended and restated on January 1, 1989 (Exhibit 10.6 to Annual Report on
            Form 10-K for 1988).

  10.4b o First Amendment of Tribune Company Supplemental Retirement Plan, effective January 1, 1994.

  10.5   o* Quebec and Ontario Paper Company Ltd. Supplemental Retirement
            Plan dated January 1, 1989 (Exhibit 10.7 to Annual Report on
            Form 10-K for 1988).


  NUMBER                               DESCRIPTION
  ------                               -----------
10.6     o* Tribune Company Deferred Compensation Administration Plan, as
            adopted on July 29, 1982, and first amendment thereto dated
            December 1, 1982 (Exhibit 10.16 in File No. 2-86087); second amendment thereto dated October 29, 1984, and third amendment thereto dated December 16, 1986 (Exhibit 10.8b to Annual
            Report on Form 10-K for 1989).

10.7     o* Tribune Company Directors' Deferred Compensation Plan, as
            amended and restated on December 14, 1992 (Exhibit 10.7 to Annual Report on Form 10-K for 1992).

10.8     o  Tribune Company Bonus Deferral Plan, dated as of
            December 14, 1993.

10.9a    o* Tribune Company Management Incentive Plan, dated as of
            January 1, 1991 (Exhibit 10.10 to Annual Report on Form 10-K
            for 1990).

10.9b    o* Amendment effective January 1, 1992 to the Tribune Company
            Management Incentive Plan dated as of January 1, 1991
            (Exhibit 10.9b to Annual Report on Form 10-K for 1991).

10.10    o* Tribune Company Amended and Restated 1984 Long-Term Performance
            Plan, effective as of July 25, 1989 (Exhibit 19.2 to Form 10-Q
            Quarterly Report for the quarter ended June 25, 1989);
            Forms of Incentive Stock Option Agreement and Non-Qualified
            Stock Option Agreements for Tribune Company Amended and
            Restated 1984 Long-Term Performance Plan (Exhibit 19.2 to
            Form 10-Q Quarterly Report for the quarter ended
            July 1, 1990).

10.11    o* Tribune Company 1992 Long-Term Performance Plan, effective as of April 29, 1992 (Exhibit 10.11 to Annual Report on Form 10-K for 1992).

10.12a   o* 1988 Restricted Stock Plan For Outside Directors, dated
            February 16, 1988 (Exhibit 10.12 to Annual Report on Form 10-K
            for 1992).

10.12b   o  Amendment effective April 28, 1992 to the 1988 Restricted Stock
            Plan For Outside Directors.

10.13    o  Tribune Company Executive Financial Counseling Plan, dated
            October 19, 1988 and as amended effective January 1, 1994.

10.14    o* Tribune Company Transitional Compensation Plan for Executive
            Employees, as amended and restated on July 26, 1988
            (Exhibit 10.16 to Annual Report on Form 10-K for 1988);
            amendment dated October 30, 1990 to Tribune Company Transitional
            Compensation Plan for Executive Employees (Exhibit 10.14b to
            Annual Report on Form 10-K for 1990).

10.15   o   Tribune Company Supplemental Defined Contribution Plan,
            effective as of January 1, 1994.

10.16    *  Amendment and Restated Agreement of Limited Partnership of Two
            Twenty East Limited Partnership, dated as of November 5, 1982, and first amendment thereto dated December 6, 1982
            (Exhibit 10.25 in File No. 2-86087).



  NUMBER                               DESCRIPTION
  ------                               -----------
  10.17  *  Asset Purchase Agreement dated March 14, 1991 by and among Maxwell
            Newspapers, Inc., Mirror Group PLC, New York News Inc. and Tribune
            Company; and letter amendment thereto dated March 20, 1991 (Exhibits
            10.1 and 10.2 to Form 8-K Current Report dated March 14, 1991).

  10.18 * Newsprint Agreement dated December 2, 1992 between Tribune Company and QUNO Corporation (Exhibit 10.17 to Annual Report on Form 10-K for 1992).

  11        Statements of Computation of Primary and Fully Diluted Net Income
            Per Share.

  12        Computation of Ratios of Earnings to Fixed Charges.

  13 The portions of the Company's 1993 Annual Report to Stockholders which are specifically incorporated herein by reference.

  21        Table of subsidiaries of Tribune Company.

  23        Consent of Independent Accountants.

  99        Form 11-K financial statements for Tribune Company Savings Incentive
            Plan (to be filed by amendment).