Form 10-Q
period 1994-03-27
TRIBUNE CO
filed 1994-05-10
CIK 726513

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-Q


/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended March 27, 1994


                     Commission file number 1-8572


                           TRIBUNE COMPANY
      (Exact name of registrant as specified in its charter)

            Delaware                         36-1880355
   (State or other jurisdiction of        (I.R.S. Employer
    incorporation or organization)        Identification No.)


435 North Michigan Avenue, Chicago, Illinois             60611
  (Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (312) 222-9100

                   No Changes

(Former name, former address and former fiscal year, if changed since last report)


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      At April 29, 1994 there were 67,367,779 shares outstanding of the Company's Common Stock (without par value).

                      Table of Contents for 10-Q

                                                               Page
Part I.  FINANCIAL INFORMATION                                 3-14
Item 1.  Financial Statements                                   3-7
         Consolidated Statements of Income                        3
         Consolidated Statements of Financial Position            4
         Consolidated Statements of Cash Flows                    5
         Notes to Financial Statements                          6-7
Item 2.  Management's Discussion and Analysis                  8-13

Part II. OTHER INFORMATION                                    14-15
Item 4.  Submission of Matters to a Vote of Security Holders     14
Item 5.  Other Information                                       14
Item 6.  Exhibits and Reports on Form 8-K                        15

SIGNATURE                                                        16

Exhibit 11                                                       17
Exhibit 12                                                       18

                                       PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.
        ---------------------

                                     TRIBUNE COMPANY AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (In thousands of dollars, except per share data)
                                                 (Unaudited)
                                                                    First Quarter Ended
                                                              ---------------------------------
                                                              March 27, 1994     March 28, 1993
                                                              --------------     --------------
Operating revenues.......................................         $ 482,822      $ 434,548
Operating expenses
Cost of sales (exclusive of
    items shown below)...................................           241,845        239,418
Selling, general and administrative .....................           130,024        111,044
Depreciation and amortization of intangible assets.......            26,351         24,985
                                                                  ---------      ---------
Total operating expenses.................................           398,220        375,447
                                                                  ---------      ---------
Operating profit.........................................            84,602         59,101

Equity in QUNO net loss..................................            (9,123)        (2,711)
Interest income..........................................             4,622          4,336
Interest expense.........................................            (5,848)        (8,115)
                                                                  ---------      ---------
Income before income taxes...............................            74,253         52,611
Income taxes.............................................           (34,184)       (22,960)
                                                                  ---------      ---------
Net income ..............................................            40,069         29,651
Preferred dividends, net of tax..........................            (4,644)        (4,628)
                                                                  ---------      ---------
Net income attributable to common shares.................         $  35,425      $  25,023
                                                                  =========      =========

Net income per share:
Primary                                                           $     .53      $     .38
                                                                  =========      =========
Fully diluted                                                     $     .49      $     .36
                                                                  =========      =========

Dividends per common share...............................         $     .26      $     .24
                                                                  =========      =========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                              (In thousands of dollars)
                                                        March 27, 1994  December 26, 1993
                                                        --------------- ------------------
                                                          (Unaudited)
ASSETS
Current assets
Cash and short-term investments.........................   $    17,541        $    18,524
Accounts receivable, net................................       260,562            284,110
Inventories.............................................        34,598             26,290
Broadcast rights........................................       165,930            144,233
Prepaid expenses and other..............................        26,534             18,102
                                                           -----------        -----------
Total current assets....................................       505,165            491,259
                                                           -----------        -----------
Investment in and advances to QUNO......................       313,311            250,923

Property, plant and equipment...........................     1,251,706          1,201,167
Accumulated depreciation................................      (623,383)          (599,552)
                                                           -----------        -----------
Net properties..........................................       628,323            601,615
                                                           -----------        -----------
Broadcast rights........................................       210,529            217,229
Intangible assets, net..................................       799,215            719,965
Mortgage notes receivable from affiliates...............        83,836            119,437
Other...................................................       200,233            135,982
                                                           -----------        -----------
Total assets............................................   $ 2,740,612        $ 2,536,410
                                                           ===========        ===========
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
Accounts payable........................................   $    95,360        $    85,334
Contracts payable for broadcast rights..................       156,940            142,686
Accrued expenses and other current liabilities..........       322,165            277,007
                                                           -----------        -----------
Total current liabilities...............................       574,465            505,027
                                                           -----------        -----------
Long-term debt..........................................       493,787            510,838
Deferred income taxes...................................       141,684             87,605
Contracts payable for broadcast rights..................       193,183            194,846
Other...................................................       142,014            142,467
                                                           -----------        -----------
Total liabilities.......................................     1,545,133          1,440,783
                                                           -----------        -----------
Stockholders' investment
Series B convertible preferred stock....................       329,357            335,532
Common stock............................................         1,018              1,018
Additional paid-in capital..............................       107,239            105,819
Retained earnings.......................................     1,612,340          1,589,695
Treasury stock (at cost)................................      (598,021)         (607,332)
Unearned compensation related to ESOP...................      (298,969)         (298,969)
Cumulative translation adjustment.......................       (33,918)          (30,136)
Unrealized gain on investments..........................        76,433                 -
                                                           -----------        -----------
Total stockholders' investment..........................     1,195,479          1,095,627
                                                           -----------        -----------
Total liabilities and stockholders' investment..........   $ 2,740,612        $ 2,536,410
                                                           ===========        ===========
See Notes to Condensed Consolidated Financial Statements.


                              TRIBUNE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands of dollars)
                                       (Unaudited)

                                                                   First Quarter Ended
                                                             ------------------------------
                                                             March 27, 1994  March 28, 1993
                                                             --------------  --------------
Operations
Net income...................................................     $ 40,069       $  29,651

Adjustments to reconcile net income to net cash
    provided by operations:
        Equity in QUNO net loss..............................        9,123           2,711
        Depreciation and amortization of intangible
          assets.............................................       26,351          24,985
        Other, net...........................................       73,236          55,849
                                                                 ---------       ---------
Net cash provided by operations..............................      148,779         113,196
                                                                 ---------       ---------

Investments
Capital expenditures.........................................      (18,068)        (23,086)
Acquisitions.................................................      (93,927)        (19,920)
Repayment of note receivable from QUNO.......................            -         179,846
Purchase of mortgage note....................................            -         (35,500)
Other, net...................................................       (7,619)         (7,683)
                                                                 ---------       ---------
Net cash provided by (used for) investments..................     (119,614)         93,657
                                                                 ---------       ---------

Financing
Repayments of long-term debt.................................      (17,260)       (200,656)
Sale of common stock to employees, net.......................        4,536          25,831
Dividends....................................................      (17,424)        (15,828)
Redemption of preferred stock................................            -          (3,905)
                                                                 ---------       ---------
Net cash used for financing..................................      (30,148)       (194,558)
                                                                 ---------       ---------
Net increase (decrease) in cash and short-term investments...         (983)         12,295
                                                                 ---------       ---------

Cash and short-term investments at the beginning of year.....       18,524          16,768
                                                                 ---------       ---------

Cash and short-term investments at the end of quarter........    $  17,541       $  29,063
                                                                 =========       =========


See Notes to Condensed Consolidated Financial Statements.

                  TRIBUNE COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)


Note 1:
- - ------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the Company or Tribune) as of March 27, 1994 and the results of their operations and their cash flows for the quarters ended March 27, 1994 and March 28, 1993. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 1994 presentation.


Note 2:
- - ------
Primary net income per share has been computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the periods. Fully diluted net income per share has been computed based on the assumption that all of the convertible preferred shares have been converted into common shares. The numbers of common shares used for computing primary and fully diluted net income per share were as follows (in thousands):

                            First Quarter Ended
                               1994      1993
                              ------    ------
Primary                       67,085    65,790
Fully diluted                 74,287    72,993


Note 3:
- - ------
On April 14, 1994, Tribune reduced its ownership holdings in QUNO Corporation ("QUNO") by selling 5.5 million shares of QUNO common stock. With this sale Tribune reduced its ownership interest in QUNO from 59% to 34%. The sale of the shares resulted in an after-tax gain of approximately $13 million, or $.19 per share, which will be recorded in the second quarter of 1994. The Company retains 7.5 million shares of QUNO's 22 million common shares outstanding and also holds a U.S. $138.8 million (face value) subordinated debenture, convertible into 11.7 million voting common shares of QUNO.

Note 4:
- - ------
Tribune acquired The Wright Group on February 18, 1994, for approximately $100 million in cash. The Wright Group is the leading publisher of "whole language" educational materials for the elementary school market. On April 6, 1994, Tribune completed the purchase of Boston independent television station WLVI (Ch. 56) for approximately $25 million in cash. The acquisition increases the number of Tribune-owned TV stations to eight, making Tribune Television the nation's largest owned and operated station group in terms of total U.S. household coverage at 24.15 percent. These acquisitions are being accounted for by the purchase method, and accordingly, the results of operations of the companies have been or will be included in the consolidated financial statements since or from their respective dates of acquisition.

Note 5:
- - ------

The Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in the first quarter of 1994. This statement generally requires that the Company record investments in debt securities and publicly traded equity securities at their market value, except for debt securities which the Company intends to hold to maturity and equity securities which are accounted for using the equity method. The market value of the Company's long-term investments in less-than-20% owned publicly traded companies was approximately $52 million in excess of the invest-ments' $10 million carrying value at March 27, 1994. The Company also holds a $138.8 million (face value) convertible debenture issued by QUNO Corporation. The market value of this debenture, based on the $25.25 Canadian quoted market price per share of the underlying QUNO common stock at March 27, 1994, was approximately $214 million. FAS 115 requires that changes in market value from historical cost for these investments be reported, net of tax, in a separate component of stockholders' investment until realized. The adoption of this statement had no impact on net income, and prior year financial statements are not restated.

Note 6:
- - ------
Financial data for each of the Company's business segments is as follows (in thousands):

                                                              First Quarter Ended
                                                          -------------------------------
                                                          March 27, 1994   March 28, 1993
                                                          --------------   --------------
Operating revenues:
Publishing..............................................     $ 337,072        $ 294,583
Broadcasting and Entertainment..........................       146,948          140,981
Intercompany............................................        (1,198)          (1,016)
                                                             ---------        ---------
Total operating revenues................................     $ 482,822        $ 434,548
                                                             =========        =========
Operating profit (loss):
Publishing..............................................     $  70,567        $  55,729
Broadcasting and Entertainment..........................        20,375            9,170
Corporate expenses......................................        (6,340)          (5,798)
                                                             ---------        ---------
Total operating profit..................................     $  84,602        $  59,101
                                                             =========        =========

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the first quarter of 1994 to the first quarter of 1993.


RESULTS OF OPERATIONS
- - ---------------------
     The Company's results of operations, when examined on a quarterly basis, reflect the seasonality of advertising, which affects the results of both publishing and broadcasting and entertainment. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the 1994 first quarter reflect this seasonal pattern.

CONSOLIDATED

     The Company's consolidated operating results for the first quarters of 1994 and 1993 and the percentage change from 1993 were as follows:

(Dollars in millions,                              First Quarter
 except per share amounts)                    1994      1993     Change
                                             ------    ------    ------

Operating revenues                            $483      $435      +11%
Operating profit                              $ 85      $ 59      +43%
Equity in QUNO net loss                       $ (9)     $ (3)    -237%
Net income                                    $ 40      $ 30      +35%
Primary net income per share                  $.53      $.38      +39%


Net Income Per Share -- Primary net income per share for the 1994 first quarter rose 39% to $.53 from $.38 in 1993. This increase was due to higher operating profit at both media groups and lower net interest expense, partially offset by larger equity losses from QUNO.

Operating Profit and Revenues -- The Company's consolidated operating profit by business segment for the first quarter was as follows:

(Dollars in millions)                               First Quarter
                                              1994      1993     Change
                                             ------    ------    ------
Publishing                                    $ 71      $ 56       +27%
Broadcasting & Entertainment                    20         9      +122%
Corporate expenses                              (6)       (6)      + 9%
                                             ------    ------    ------
Total operating profit                        $ 85      $ 59       +43%

    Publishing reported a 27% increase in operating profit for the 1994 first quarter due primarily to higher advertising revenues and, to a lesser extent, contributions from three acquisitions - Contemporary Books in July 1993, Compton's Multimedia in September 1993, and The Wright Group in February 1994. Broadcasting and entertainment operating profit improved in the first quarter due primarily to lower programming costs and increased television revenues.

     Consolidated operating revenues for the 1994 first quarter rose 11% to $483 million from $435 million. Publishing operating revenues increased 14%, and broadcasting and entertainment revenues increased 4%.

Operating Expenses -- Consolidated operating expenses increased 6% for the quarter as follows:

(Dollars in millions)                             First Quarter
                                             1994      1993     Change
                                            ------    ------    ------

Cost of sales                                $242      $239       + 1%
Selling, general & administrative             130       111       +17%
Depreciation & amortization
  of intangible assets                         26        25       + 5%
                                            ------    ------    ------
Total operating expenses                     $398      $375       + 6%


     Cost of sales increased only 1% in the 1994 first quarter as expenses of the three publishing group acquisitions were largely offset by lower programming costs and lower newsprint and ink expense. Excluding expenses of the three publishing group acquisitions, cost of sales decreased 3% or $6 million, in the first quarter. Newsprint and ink expense decreased $2 million, or 5%, and programming costs decreased $10 million, or 16%, while compensation costs increased $4 million, or 6%. The increase in selling, general and administrative expenses in 1994 was primarily attributable to the new businesses acquired, higher compensation costs and increased sales costs. Excluding the three new businesses, SG&A expenses increased $10 million as compensation increased $2 million, or 4%, and sales costs rose $4 million. The increase in depreciation and amortization of intangible assets reflects the addition of the three acquisitions and capital expenditures made in 1993, primarily at the Company's Chicago newspaper printing facility.

PUBLISHING

Operating Profit and Revenues -- Publishing operating profit for the 1994 first quarter was $71 million, up 27% from $56 million. Operating margins for the first quarter of 1994 increased to 20.9% from 18.9% in 1993.
     Operating revenues for the quarter increased 14% to $337 million from $295 million in 1993 due to a 9% increase in newspaper advertising revenues and the addition of the three recently acquired companies. Excluding these three companies, publishing revenues increased $22 million, or 8 percent.

     Publishing group revenues by classification for the first quarter were as follows:
                                                   First Quarter
(Dollars in millions)                        1994      1993     Change
                                            ------    ------    ------
Advertising
Retail                                       $105      $100      +  4%
General                                        35        30      + 17%
Classified                                     95        85      + 12%
                                            ------    ------    ------
     Total advertising                        235       215      +  9%
Circulation                                    63        63         -
Other                                          39        17      +127%
                                            ------    ------    ------
Total revenues                               $337      $295      + 14%

     Retail advertising revenues for the 1994 quarter increased mainly due to improvements reported in the department store and movie categories in Chicago, and the furniture and department store categories in Fort Lauderdale. General advertising revenues for the quarter increased due principally to gains in the transportation, hi-tech, utilities and financial categories in Chicago. Classified advertising revenues for the quarter rose mainly due to increased help wanted and automotive advertising in Chicago and Florida.
    Advertising linage for 1994 increased in all categories due to the generally improved advertising climate. The increase in preprint advertising linage is mainly due to increased retail part run preprints. The following summary presents advertising linage for the first quarter:

                                                    First Quarter
 (Inches in thousands)                        1994      1993     Change
                                             ------    ------    ------
Full run
Retail                                        1,078     1,019      + 6%
General                                         179       154      +16%
Classified                                    1,731     1,616      + 7%
                                             ------    ------    ------
   Total full run                             2,988     2,789      + 7%
Part run                                      2,548     2,433      + 5%
Preprint                                      2,299     2,044      +12%
                                             ------    ------    ------
Total inches                                  7,835     7,266      + 8%

     Circulation revenues were basically unchanged in the 1994 first quarter. Total average daily circulation decreased 2% to 1,402,000 copies in the first quarter, while total average Sunday circulation decreased 1% to 2,098,000 copies.

     Other revenues are derived from publishing books and information in print and digital formats; advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; direct mail operations; and other publishing-related activities. The increase in other revenues in the 1994 first quarter resulted mainly from the 1993 acquisitions of Contemporary Books in late July and Compton's in mid-September and the 1994 acquisition of The Wright Group in February. Excluding these acquisitions, other revenues increased 11% reflecting higher revenues from direct mail and advertising placement services.

Operating Expenses -- Publishing operating expenses increased 12%, or $28 million, in the first quarter of 1994. Excluding the three new acquisitions, operating expenses increased 4%, or $9 million. The increase was mainly due to a $3 million, or 3%, increase in compensation costs and a $2 million, or 7%, increase in circulation costs for expanding total market coverage volume in Chicago. These increases were partially offset by a $2 million, or 5%, decline in newsprint and ink expense. Newsprint prices declined 11% for the quarter, while newsprint and ink consumption increased 6%.


BROADCASTING AND ENTERTAINMENT

Operating Profit and Revenues -- Broadcasting and entertainment operating profit for the first quarter of 1994 was $20 million, up 122% from $9 million
in 1993.   The increased operating profit was mainly due to lower programming costs and higher television revenues.

       Operating revenues for the group for the 1994 and 1993 first quarters were as follows:


                                                    First Quarter
 (Dollars in millions)                        1994      1993     Change
                                             ------    ------    ------

Television                                    $118      $112       + 5%
Radio                                           10        10       + 4%
Entertainment                                   19        19       - 2%
                                             ------    ------    ------
Total revenues                                $147      $141       + 4%



     Television revenues for the first quarter of 1994 increased largely due to gains at WGN-Chicago and WPIX-New York. Television revenues declined at KTLA-Los Angeles due to the continued unfavorable market conditions in Southern California. Radio revenues increased in 1994, primarily due to higher revenues at WGN-Chicago and at the Denver radio stations. Entertainment revenues decreased due partly to the cancellation of "The Joan Rivers Show," which has been replaced with "Can We Shop Starring Joan Rivers," of which Tribune has an equity interest.

Operating Expenses -- Operating expenses for the group decreased 4%, or $5 million, in the first quarter. The decrease was principally due to a $10 million, or 16%, decrease in programming costs, offset partially by higher compensation costs of $3 million, or 8%, and start-up losses for new projects
such as "The Road" and Television Food Network.   The decrease in programming
costs was due to the airing of lower cost programs at the television stations and a reduction in production costs due to a lower level of original programming at Tribune Entertainment. The increase in compensation was primarily due to increased compensation at the television stations.

EQUITY IN QUNO NET LOSS

     The Company's equity in QUNO's first quarter net loss, after interest expense and taxes, was $9 million in 1994 and $3 million in 1993.
     QUNO reported an operating loss of $15 million for the first quarter of 1994, compared to a $.4 million operating loss for the 1993 first quarter. QUNO's increased operating loss was due to lower revenues, resulting from lower newsprint selling prices, and non-cash foreign currency exchange losses due to the weaker Canadian dollar. First quarter 1994 average newsprint selling prices fell 11% while shipments increased 2%, compared to 1993's first quarter. QUNO incurred a pretax foreign currency exchange loss of $10 million in the 1994 first quarter, compared to a gain of $2 million in 1993.
     On April 14, 1994, the Company reduced its ownership holdings in QUNO by selling 5.5 million shares of QUNO common stock. With this sale, the Company reduced its ownership interest in QUNO from 59% to 34%. The sale of the shares resulted in an after-tax gain of approximately $13 million, or $.19 per share, which will be recorded in the second quarter of 1994. The Company retains 7.5 million shares of QUNO's 22 million common shares outstanding and also holds a U.S. $138.8 million (face value) subordinated debenture, convertible into 11.7 million voting common shares of QUNO.


INTEREST INCOME AND EXPENSE

     Interest income increased 7% to $5 million for the first quarter of 1994 primarily due to the QUNO $138.8 million convertible debenture held by Tribune. Interest expense decreased 28% to $6 million in the quarter due to lower debt levels primarily as a result of the QUNO initial public offering in February 1993.


INCOME TAX EXPENSE

     The Company's effective income tax rate, excluding equity in QUNO losses, declined in the 1994 first quarter to 41.0% from 41.5%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
- - ----------------------------------------------------

     Net cash provided by operations for the first quarter of 1994 was $149 million compared to $113 million in the first quarter of 1993. The increase was due primarily to higher net income and changes in working capital. Net cash used for investments was $120 million for the first quarter of 1994 compared to $94 million provided by investments for the corresponding 1993 period. The 1994 first quarter included the acquisition of The Wright Group in February 1994 for approximately $100 million in cash and capital expenditures of $18 million. On April 6, 1994, (in the second quarter), Tribune completed the purchase of independent television station WLVI-Boston (Ch. 56) for approximately $25 million in cash. These acquisitions were financed with available cash. The 1993 period included intercompany debt repayments of $180 million received from QUNO as a result of its initial public offering and debt issuances. In March, 1994, Tribune contributed to a partnership in which it had a 50% interest, the $35 million mortgage note it held on a building owned by the partnership. This increased the Company's ownership interest in the partnership to 99%. The partnership's financial statements are consolidated in Tribune's consolidated financial statements since the date of the mortgage note contribution. Capital expenditures for fiscal year 1994 are expected to total approximately $90 million, related to a variety of modernization and normal replacement projects.
     Net cash used for financing activities in the 1994 first quarter was $30 million compared to $195 million in 1993. Net cash used for financing activities in 1994 included debt repayment of $17 million and dividends of $17 million. The first quarter 1994 dividend increased 8% to $.26 per share from $.24 per share. Net cash used for financing activities in 1993 included a $201 million net reduction in debt primarily funded from the proceeds received from the QUNO stock offering.
     The Company expects to fund capital expenditures, dividends and other operating requirements for the remainder of 1994 primarily with net cash provided by operations.

                        PART II.   OTHER INFORMATION


Item 4.   Submission of Matters to a Vote of Security Holders.
          ---------------------------------------------------

      (a) The Company held its annual meeting of stockholders on April 19, 1994.

      (b) No answer required.

      (c) Proposal 1 involved the election of five directors to serve until the 1997 Annual Meeting. Those directors and the voting results are as follows:

                                            Votes      Votes       Votes
                                            "For"    "Not For"  "Abstained"
                                            -----    ---------  -----------

             James C. Dowdle             61,882,002    825,754       --
             Diego E. Hernandez          61,226,108  1,481,648       --
             Robert E. La Blanc          61,309,029  1,398,727       --
             John W. Madigan             61,852,051    855,705       --
             Andrew J. McKenna           61,878,819    828,937       --

          Proposal 2 involved the approval of an amendment to the 1992 Long-Term Incentive Plan.

                         Votes         Votes          Votes
                         "For"       "Not For"     "Abstained"
                         -----       ---------     -----------

                       59,463,824    2,488,407       531,597

          Proposal 3 involved the ratification of the selection of Price Waterhouse to serve as the Company's independent certified public accountants for 1994.

                         Votes         Votes          Votes
                         "For"       "Not For"     "Abstained"
                         -----       ---------     -----------
                       62,165,001      464,168         78,587

      (d) Not applicable.

Item 5.   Other Information.
          -------------------

       The computation of the ratios of earnings to fixed charges, filed herewith as Exhibit 12, is incorporated herein by reference.

Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

      (a)  Exhibits.

           11 - Statements of computation of primary and fully diluted net income per share.

           12  -  Computation of ratios of earnings to fixed charges.

      (b)  Reports on Form 8-K.

           The Company filed a report on Form 8-K dated March 25, 1994, which included Items 5 and 7, reporting on the agreement to sell 5.5 million shares of QUNO Corporation common stock. No financial statements were filed as part of the report.

                                         SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                                TRIBUNE COMPANY
                                                  (Registrant)

Date:   May 10, 1994                             R. Mark Mallory
                                                Vice President and Controller
                                                (on behalf of the Registrant
                                                and as chief accounting officer)

                                                                      Exhibit 11

                                            TRIBUNE COMPANY
                          STATEMENTS OF COMPUTATION OF PRIMARY AND FULLY DILUTED
                                     NET INCOME PER SHARE (UNAUDITED)

(In thousands, except per share amounts)
                                                                             First Quarter Ended
                                                                       March 27, 1994  March 28, 1993
                                                                       --------------  --------------
PRIMARY
- - -------

    Net income                                                              $40,069           $29,651
    Preferred dividends, net of tax                                          (4,644)           (4,628)
                                                                          ---------         ---------
    Net income attributable to common shares                                $35,425           $25,023
                                                                          ---------         ---------

    Weighted average common shares outstanding                               67,085            65,790
                                                                          ---------         ---------
    Primary net income per share                                              $ .53             $ .38
                                                                          =========         =========

FULLY DILUTED
- - -------------
    Net income                                                              $40,069           $29,651
    Additional ESOP contribution required assuming
      all preferred shares were converted, net of tax                        (2,980)           (3,169)
    Assumed elimination of tax benefit on certain ESOP
      preferred dividends                                                      (705)             (547)
                                                                          ---------         ---------
    Adjusted net income                                                     $36,384           $25,935
                                                                          ---------         ---------

    Weighted average common shares outstanding                               67,085            65,790

    Assumed conversion of preferred shares into common shares                 6,011             6,126
    Assumed exercise of stock options, net of common
      shares assumed repurchased with the proceeds                            1,191             1,077
                                                                          ---------         ---------
    Adjusted weighted average common shares outstanding                      74,287            72,993
                                                                          ---------         ---------
    Fully diluted net income per share                                        $ .49             $ .36
                                                                          =========         =========


                                                                      Exhibit 12

                                      TRIBUNE COMPANY
                     COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                                (In thousands, except ratios)

                                                        First Quarter                     Full Year
                                                            Ended     ---------------------------------------------------------
                                                           3/27/94        1993        1992        1991        1990        1989
                                                         ----------   ---------   ---------   ---------   ---------   ---------

Net income (loss) before cumulative effects of
  accounting changes                                        $40,069    $188,606    $136,625    $141,981    ($63,533)   $242,421

Add:
     Income tax expense (benefit)                            34,184     143,821      96,266      99,894     (30,695)    168,463
     Loss on less than 50%-owned equity investments          11,866      20,212       1,903       1,107       2,285       2,221
                                                         ----------   ---------   ---------   ---------   ---------   ---------
        Sub total                                            86,119     352,639     234,794     242,982     (91,943)    413,105
                                                         ----------   ---------   ---------   ---------   ---------   ---------
Fixed charge adjustments
  Add:
     Interest expense                                         5,848      24,660      49,254      63,083      53,576      47,866
     Amortization of capitalized interest                       578       2,392       5,304       5,258       4,850       4,098
     Interest component of rental expense (A)                 2,180       8,732       9,329       9,047      14,467      12,333
                                                         ----------   ---------   ---------   ---------   ---------   ---------
Earnings (loss), as adjusted                                $94,725    $388,423    $298,681    $320,370    ($19,050)   $477,402
                                                         ==========   =========   =========   =========   =========   =========
Fixed charges:
     Interest expense                                       $ 5,848     $24,660    $ 49,254    $ 63,083    $ 53,576    $ 47,866
     Interest capitalized                                         -       1,099       3,445       1,976       8,652      13,614
     Interest component of rental expense (A)                 2,180       8,732       9,329       9,047      14,467      12,333
     Interest related to guaranteed ESOP debt (B)             6,406      25,742      27,019      27,500      27,757      20,508
                                                         ----------   ---------   ---------   ---------   ---------   ---------
Total fixed charges                                         $14,434     $60,233    $ 89,047    $101,606    $104,452    $ 94,321
                                                         ==========   =========   =========   =========   =========   =========
Ratio of Earnings to Fixed Charges                              6.6         6.4        3.4         3.2         (C)         5.1
                                                         ----------   ---------   ---------   ---------   ---------   ---------

 (A)  Represents a portion of rental expense incurred by the Company, which is a reasonable approximation of the interest cost component of such expense.

 (B)  Tribune Company guarantees the debt of its Employee Stock Ownership Plan (ESOP).

 (C)  The net loss for 1990 reflects an after-tax non-recurring loss of $185 million ($295 million before income taxes)
      relating to the sale of the New York Daily News.  Excluding this non-recurring item, the ratio for 1990 was 2.6. As a result of the loss incurred for the full-year 1990, the Company was unable to cover the indicated fixed charges.  The
      Company's loss, as adjusted, plus the indicated fixed charges for 1990 totaled $124 million.


18