Form 10-K/A
period 1993-12-31
TRIBUNE CO
filed 1994-06-24
CIK 726513

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-K/A

 X     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
        EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 1993     Commission file number 1-8572

                                 TRIBUNE COMPANY
             (Exact name of registrant as specified in its charter)

       Delaware                                     36-1880355
(State or other jurisdiction of                  (I.R.S. Employer
 incorporation or organization)                 Identification No.)

435 North Michigan Avenue, Chicago, Illinois           60611
(Address of principal executive offices)             (Zip Code)

Registrant's telephone number, including area code:  (312) 222-9100

Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange on
Title of each class                         which registered
- - - - - -------------------                      ------------------------
Common Stock (without par value)         New York Stock Exchange
Preferred Share Purchase Rights          Chicago Stock Exchange
                                         Pacific Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes  X  No   .

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ].

     Aggregate market value of the Company's voting stock held by non-affiliates on June 17, 1994, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $3,948,800,000.

     At June 17, 1994 there were 67,500,117 shares of the Company's Common Stock outstanding.

     The following documents are incorporated by reference, in part:

          1993 Annual Report to Stockholders (Parts I and II, to the extent described therein).

          Definitive Proxy Statement for the April 19, 1994 Annual Meeting of Stockholders (Part III,to the extent described therein).

                                     SIGNATURE


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for 1993 as set forth in the pages attached hereto:

     (a) Exhibit 99, Form 11-K financial statements relating to the Tribune Company Savings Incentive Plan, is filed herewith.

     (b) Exhibit 23.1, Consent of Independent Accountants, is filed herewith.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.


                             TRIBUNE COMPANY
                              (Registrant)


Date:  June 23, 1994         R. Mark Mallory
                             Vice President and Controller
                             (on behalf of the Registrant and as
                              chief accounting officer)

                                                                   EXHIBIT 99


                         FORM 11-K FINANCIAL STATEMENTS
                     TRIBUNE COMPANY SAVINGS INCENTIVE PLAN


                                     INDEX


                                                          Page
Financial Statements

     Report of Independent Accountants..................... 2
     Statements of Financial Condition as of
        December 31, 1993 and 1992......................... 3
     Statements of Income and Changes in Plan
        Equity for the years ended December 31, 1993,
        1992 and 1991...................................... 4
     Notes to Financial Statements....................... 5-13

REPORT OF INDEPENDENT ACCOUNTANTS




To the Participants and Administrator
of the Tribune Company Savings Incentive Plan


In our opinion, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of the Tribune Company Savings Incentive Plan (the Plan) at December 31, 1993 and 1992, and the results of its operations and the changes in its plan equity for each of the three years in the period ended December 31, 1993, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.







Price Waterhouse




Chicago, Illinois
June 17, 1994

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

STATEMENTS OF FINANCIAL CONDITION

                                                            December 31,
                                                        ------------------
                                                         1993        1992
                                                        ------      ------
ASSETS

   Investments, at market value:
     The Northern Trust Company Collective Short
       Term Investment Fund, at cost which
       approximates market value (par $1)             $64,652,271  $77,688,342
     The Northern Trust Company Collective Stock
       Index Fund; 1,581,994 units and 1,554,844
       units, respectively (cost-$47,321,045 and
       $44,304,049, respectively; net asset value
       per unit-$38.06 and $34.61, respectively)       60,210,692   53,813,151
     Tribune Company Common Stock; 1,120,035 shares
       and 1,193,838 shares, respectively (cost-
       $18,697,461 and $18,148,656, respectively)      67,342,104   57,304,224
     MFO Wellington Fund, Inc. $1 par open end fund;
       1,579,690 units and 863,763 units, respectively
       (cost-$30,613,478 and $16,251,605, respectively;
       net asset value per unit - $20.40 and $19.16,
       respectively)                                   32,225,675   16,549,703

   Receivables:
     Contributions from participants                    1,001,983      950,646
     Contributions from Tribune Company                   168,270      160,189
     Participant loans                                     82,636      198,566
     Interest and dividends                               170,732      219,767
                                                     ------------ ------------
TOTAL ASSETS                                         $225,854,363 $206,884,588
                                                     ============ ============
LIABILITIES AND PLAN EQUITY

   Liabilities                                       $          - $          -
   Plan Equity                                        225,854,363  206,884,588
                                                     ------------ ------------
     TOTAL LIABILITIES AND PLAN EQUITY               $225,854,363 $206,884,588
                                                     ============ ============
See notes to financial statements.

                                        3
PAGE

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

STATEMENTS OF INCOME AND CHANGES IN PLAN EQUITY

                                                          Year Ended December
31,

- - - - - --------------------------------
                                                      1993         1992
1991
                                                     ------       ------
- - - - - ------
Interest                                        $  2,173,165  $  2,638,491  $
1,538,969
Dividends                                          3,848,088     3,112,917
747,722
                                                ------------  ------------
- - - - - -----------
   Net investment income                           6,021,253     5,751,408
2,286,691

Net realized gain on sale of investments           2,675,108       363,156
145,360

Change in unrealized appreciation of investments  16,902,619     8,564,911
4,955,146

Contributions from participants                   10,541,469    10,232,341
9,235,864

Contributions from Tribune Company                 1,795,505     1,722,260
1,612,698

Transfer of assets from other Tribune Company
   benefit plans                                           -   134,486,752
    -

Distributions to participants or their
   beneficiaries                                 (18,798,052)  (10,843,949)
(7,082,783)

Administrative fees                                 (168,127)     (177,393)
(66,663)
                                                ------------  ------------
- - - - - -----------
     Net increase in plan equity during the year  18,969,775   150,099,486
11,086,313

Plan Equity:
   Beginning of year                             206,884,588    56,785,102
45,698,789
                                                ------------  ------------
- - - - - -----------
   End of year                                  $225,854,363  $206,884,588
$56,785,102
                                                ============  ============
===========



See notes to financial statements.

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - PLAN DESCRIPTION
- - - - - -------------------------

The Tribune Company Savings Incentive Plan (the "Plan") was established effective April 1, 1985 by Tribune Company (the "Company"). The Plan is a defined contribution plan covering eligible salaried and hourly employees of the Company and participating subsidiaries. Separate benefit accounts are maintained for each participant.

The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Company believes that the Plan will continue without interruption, but reserves the right to terminate the Plan at any time. In the event of Plan termination, distributions will be made in accordance with the provisions of ERISA.

The Plan was amended and restated effective January 1, 1989 (the "Restatement Effective Date") to permit participants to direct the investment of their own 401(k) contributions in the common stock of the Company and to make legally required and other Plan changes. On December 31, 1988 the Chicago Tribune Salaried Employees' Profit Sharing Plan was frozen and in the first quarter of 1992, employee accounts under that plan were merged into the Tribune Company Savings Incentive Plan. The aggregate value of the assets transferred was approximately $134,500,000.

Each employee of the Company and its participating subsidiaries who was a participant prior to the Restatement Effective Date continued to be a participant thereafter, subject to the terms of the Plan. Other employees of participating subsidiaries of the Plan are generally eligible to participate if they are 21 years of age and have completed one year of service (generally defined as 1,000 hours of service in one year), except for employees covered by collective bargaining agreements which do not provide for their participation in the Plan.

Contributions
- - - - - -------------
Participants employed by a participating employer of the Company may elect to make before-tax ("salary reduction") contributions of 1% to 15% of their compensation (as defined in the Plan) subject to Plan and Internal Revenue Service limits.

For each pay period after the Restatement Effective Date, the "Contributing Employers" will make a contribution to the Plan in an amount equal to 25% of the portion of the salary reduction contribution made by each participant not to exceed 4% of the participant's compensation for that period.

Investments
- - - - - -----------
The Plan's investment assets are held by The Northern Trust Company, the Plan's Trustee. Separate Investment Funds are maintained under the Plan. These Funds include:

   (a) A Cash Fund which the Trustee invests in short-term cash equivalents or similar type investments;
   (b) A Diversified Stock Fund which the Trustee invests in common stocks in a broadly diversified stock portfolio, the performance of which is designed to closely track the return on the Standard & Poor's 500 Composite Stock Index;
   (c) A Company Common Stock Fund which the Trustee invests in shares of the common stock of the Company;
   (d) A Balanced Fund, added January 1, 1992, which the Trustee invests in Vanguard's MFO Wellington Fund, Inc., a publicly traded mutual fund. The fund invests in common stocks of large, established companies and high quality bonds and money market securities.

Participants may elect to have all or a percentage of their contributions and their share of Contributing Employers' contributions invested in or transferred among one or more of the Investment Funds. However, in no event may participants elect that more than 50% of their contributions or 50% of their share of the employers' matching contributions be invested in the Company Common Stock Fund. The Trustee's purchases of Company Common Stock are made in the open market.

Vesting
- - - - - -------
Participants are, at all times, 100% vested in their salary reduction and matching contribution accounts.

Distributions
- - - - - -------------
Distributions of account balances are generally made to participants in a lump sum payment. An election may be made by participants to have payment deferred until the end of the calendar year. In addition, participants whose employment terminates due to retirement, disability or death may elect to receive their vested account balances in substantially equal installments over a fixed period, in lieu of a lump sum distribution. Distributions are made in cash, except that participants may elect to receive the portion invested in the Company Common Stock Fund in whole shares of Company Common Stock. Distributions payable to participants at December 31, 1993 and 1992 were $5,678,631 and $9,398,763, respectively.

Withdrawals
- - - - - -----------
As of any quarterly valuation date, participants who are totally and permanently disabled may elect to withdraw their account balances through written notice to the Administrative Committee. Also, participants who have attained age 59 1/2 may elect to withdraw their balances by written notice to the Administrative Committee, but upon doing so will cease to be eligible to make salary reduction contributions for one year.

Participants may make withdrawals of any part or all of the balance in their salary reduction contribution accounts, prior to termination, in order for the participant to meet an immediate and significant financial need as determined by the Administrative Committee in conjunction with the types of hardships for which a withdrawal would be permitted by Internal Revenue Service regulations. Only one hardship withdrawal may be made by a participant during any plan year. Participants who make hardship withdrawals will cease to be eligible to make salary reduction contributions for one year.

Loans
- - - - - -----
Prior to the Restatement Effective Date, the Plan permitted loans of limited amounts to participants subject to specific loan terms. As of the Restatement Effective Date, no new loans to participants can be approved, but repayment of prior loans continues.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
- - - - - ----------------------------------------

Basis of accounting
- - - - - -------------------
The accounts of the Plan are presented on the accrual basis of accounting.

Valuation of investments
- - - - - ------------------------
Investments are stated at market value. The market value of the shares of the units of the Trustee's Cash Fund and Diversified Stock Fund are based on the quoted market and redemption values as determined by the Trustee on the last business day of the Plan year. The market value of the shares of the Company's common stock and the units of the Balanced Fund are based on quoted market values on the last business day of the Plan year. The cost of investments sold is based on the weighted average method.

Gains and losses are reported under the current value method which calculates realized gains and losses on investments sold as sales proceeds less the current value as of the beginning of the year (or acquisition cost if acquired during the year). Unrealized gains and losses are calculated as the current value of investments held at the end of the year less their current value as of the beginning of the year (or acquisition cost if acquired during the year). Prior year realized and unrealized gains and losses have been reclassified to conform with the current year presentation.

Expenses of the plan
- - - - - --------------------
The Company generally pays the costs of administering the Plan and Trust, except that certain expenses described in the Trust Agreement are paid out of the Trust Fund and are charged to the appropriate Investment Fund accounts.

NOTE 3 - INCOME TAX STATUS
- - - - - --------------------------

The Internal Revenue Service has determined and informed the Company by letter dated June 15, 1987, that the Plan and related trust are designed in accordance with applicable sections of the Internal Revenue Code (IRC). The Plan has been amended since receiving the determination letter. However, the Plan administrator and the Company's legal counsel with respect to Plan matters believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

Lump Sum Distributions
- - - - - ----------------------
Lump sum distributions from the Plan may be taxed at ordinary income or, in special circumstances, long-term capital gain rates under lump sum distribution rules on the excess of the value of the assets received from the accounts over the participants' total after-tax contributions, if any. In general, a lump sum distribution is payment of a participant's entire account balance under the Plan within one taxable year. Participants who have attained age 59 1/2 are permitted to make a one-time election to use five-year averaging with respect to a single lump sum distribution. A tax law transition rule allows participants who have attained the age 50 by January 1, 1986 to elect to use five-year averaging under new tax rates or ten-year averaging under old tax rates with respect to a single lump sum distribution. If any lump sum distribution includes common stock of the Company, the recipient's taxable income does not include any net unrealized appreciation of the employer's securities, defined by the increase in value of the stock over the amount paid by the Trustee. Such increase is not taxed until the stock is sold. A participant may elect not to have this rule apply.

Installment Distributions
- - - - - -------------------------
If participants elect to receive their accounts in substantially equal annual installments (as a result of termination due to retirement, disability or death), the distributions will be subject to tax at ordinary income rates, except as to any portion attributable to participants' after-tax contributions.

Withdrawals During Service Period
- - - - - ---------------------------------
Participants' withdrawals from their Plan accounts while employed are taxed at ordinary income rates on the excess of the value of the assets received over their after-tax contributions, if any, not recovered by previous withdrawals or distributions. In addition, the taxable portion of the withdrawal may be subject to an additional 10% excise tax if the withdrawal is made before the participant attains age 59 1/2.

Rollovers
- - - - - ---------
Participants can avoid current taxation on the taxable portion of a lump sum distribution to the extent such amounts are rolled over into an IRA or other qualified plan. Any distribution received directly by an employee will be subject to withholding tax. The withholding tax may be avoided by having the distribution made directly into an IRA or other qualified plan. If any portion of a lump sum distribution is rolled over, the remaining portion is not eligible for the long-term capital gain and special ten-year or five-year averaging treatment described above. Amounts distributed from an IRA will be taxed at ordinary income tax rates when distributed by the IRA.

NOTE 4 - ALLOCATION OF PLAN ASSETS AND LIABILITIES TO INVESTMENT PROGRAMS
- - - - - -------------------------------------------------------------------------

December 31, 1993

                                                                              Tribune
                                                                              Company
                                                              Diversified      Common
                                                    Cash         Stock         Stock      Balanced
                                       Total        Fund         Fund           Fund         Fund
                                   -----------  -----------  ------------   ----------  ----------
ASSETS

   Investments, at market value:
     The Northern Trust Company
       Collective Short Term
       Investment Fund             $64,652,271  $64,037,996  $    364,732   $   173,779  $
75,764
     The Northern Trust Company
       Collective Stock Index
       Fund                         60,210,692            -    60,210,692             -
- - - - - -
     Tribune Company Common
       Stock                        67,342,104            -             -    67,342,104
- - - - - -
     MFO Wellington Fund, Inc.      32,225,675            -             -             -
32,225,675
                                   -----------  -----------  ------------   -----------
- - - - - -----------
         Total Investments         224,430,742   64,037,996    60,575,424    67,515,883
32,301,439
   Receivables:
     Contributions from
       participants                  1,001,983      243,330       366,340       168,737
223,576
     Contributions from
       Tribune Company                 168,270       42,608        60,626        29,394
35,642
     Participant loans                  82,636       82,636             -             -
- - - - - -
     Interest and dividends            170,732      169,711           423           377
221
                                  ------------  -----------   -----------   -----------
- - - - - -----------
     TOTAL ASSETS                 $225,854,363  $64,576,281   $61,002,813   $67,714,391
$32,560,878
                                  ============  ===========   ===========   ===========
===========
LIABILITIES AND PLAN EQUITY

   Liabilities                    $          -  $         -   $         -   $         -  $
- - - - - -

   Plan Equity                     225,854,363   64,576,281    61,002,813    67,714,391
32,560,878
                                  ------------  -----------   -----------   -----------
- - - - - -----------
     TOTAL LIABILITIES
      AND PLAN EQUITY             $225,854,363  $64,576,281   $61,002,813   $67,714,391
$32,560,878
                                  ============  ===========   ===========   ===========
===========


NOTE 4 - ALLOCATION OF PLAN ASSETS AND LIABILITIES TO INVESTMENT PROGRAMS
- - - - - -------------------------------------------------------------------------
        (continued)
        -----------
December 31, 1992

                                                                                Tribune
                                                                                Company
                                                                Diversified     Common
                                                      Cash         Stock         Stock
Balanced
                                        Total         Fund          Fund          Fund
Fund
                                     -----------  -----------  ------------   -----------
- - - - - -----------
ASSETS

  Investments, at market value:
     The Northern Trust Company
       Collective Short Term
       Investment Fund              $ 77,688,342  $77,651,746  $      2,245     $   19,696    $
14,655
     The Northern Trust Company
       Collective Stock Index
       Fund                           53,813,151            -    53,813,151              -
   -
     Tribune Company Common
       Stock                          57,304,224            -             -     57,304,224
   -
     MFO Wellington Fund, Inc.        16,549,703            -             -              -
16,549,703
                                    ------------  -----------  ------------   ------------
- - - - - -----------
         Total Investments           205,355,420   77,651,746    53,815,396     57,323,920
16,564,358
   Receivables:
     Contributions from
       participants                      950,646      308,194       324,350        149,857
168,245
     Contributions from
       Tribune Company                   160,189       52,831        53,746         26,862
26,750
     Participant loans                   198,566      198,566             -              -
   -
     Interest and dividends              219,767      218,693           630            401
  43
                                    ------------  -----------  ------------   ------------
- - - - - -----------
     TOTAL ASSETS                   $206,884,588  $78,430,030   $54,194,122    $57,501,040
$16,759,396
                                    ============  ===========  ============   ============
===========
LIABILITIES AND PLAN EQUITY

   Liabilities                      $          -  $         -   $         -    $         -   $
   -

   Plan Equity                       206,884,588   78,430,030    54,194,122     57,501,040
16,759,396
                                    ------------  -----------   -----------    -----------
- - - - - -----------
     TOTAL LIABILITIES
       AND PLAN EQUITY              $206,884,588  $78,430,030   $54,194,122    $57,501,040
$16,759,396
                                    ============  ===========   ===========    ===========
===========

                                                        10

NOTE 5 -  ALLOCATION OF PLAN INCOME AND CHANGES
- - - - - -----------------------------------------------
          IN PLAN EQUITY TO INVESTMENT PROGRAMS
          -------------------------------------

Year Ended December 31, 1993

                                                                                  Tribune
                                                                                  Company
                                                                  Diversified      Common
                                                        Cash         Stock         Stock
Balanced
                                           Total        Fund          Fund          Fund
Fund
                                       ------------ -----------  -----------   -----------
- - - - - -----------
Interest                              $  2,173,165  $ 2,157,885  $     8,607   $     3,434   $
3,239
Dividends                                3,848,088            -    1,569,675     1,071,779
1,206,634
                                       -----------  -----------  -----------   -----------
- - - - - -----------
   Net investment income                 6,021,253    2,157,885    1,578,282     1,075,213
1,209,873

Net appreciation of investments         19,577,727            -    3,878,173    13,806,465
1,893,089

Contributions from participants         10,541,469    2,790,275    3,881,582     1,715,294
2,154,318

Contributions from Tribune Company       1,795,505      488,119      653,365       306,632
347,389

Interfund transfers                              -   (3,724,016)  (3,125,736)   (3,350,061)
10,199,813

Distributions to participants
   or their beneficiaries              (18,798,052) (15,481,520)           -    (3,316,532)
   -

Administrative fees                       (168,127)     (84,492)     (56,975)      (23,660)
(3,000)
                                       -----------  -----------  -----------   -----------
- - - - - ----------
   Net increase (decrease) in plan
     equity during the year             18,969,775  (13,853,749)   6,808,691    10,213,351
15,801,482

Plan Equity:
   Beginning of year                   206,884,588   78,430,030   54,194,122    57,501,040
16,759,396
                                      ------------  -----------  -----------   -----------
- - - - - -----------
   End of year                        $225,854,363  $64,576,281  $61,002,813   $67,714,391
$32,560,878
                                      ============  ===========  ===========   ===========
===========


NOTE 5 -ALLOCATION OF PLAN INCOME AND CHANGES
- - - - - ---------------------------------------------
        IN PLAN EQUITY TO INVESTMENT PROGRAMS (Continued)
        -------------------------------------------------

Year Ended December 31, 1992

                                                                                  Tribune
                                                                                  Company
                                                                   Diversified    Common
                                                           Cash       Stock        Stock
Balanced
                                             Total         Fund        Fund        Fund
Fund
                                           --------     --------  -----------  ----------
- - - - - ---------
Interest                               $  2,638,491   $ 2,623,718  $     8,303 $     4,985   $
1,485
Dividends                                 3,112,917             -    1,366,761   1,157,960
588,196
                                        -----------   -----------  ----------- -----------
- - - - - ----------
   Net investment income                  5,751,408     2,623,718    1,375,064   1,162,945
589,681

Net appreciation of investments           8,928,067             -    2,446,309   6,048,625
433,133

Contributions from participants          10,232,341     3,537,431    3,482,707   1,655,720
1,556,483

Contributions from Tribune Company        1,722,260       603,149      576,317     295,068
247,726

Transfer of assets from other Tribune
   Company benefit plans                134,486,752    60,722,274   28,193,015  45,571,463
  -

Interfund transfers                               -    (4,891,075)  (3,739,831) (5,304,467)
13,935,373

Distributions to participants
   or their beneficiaries               (10,843,949)  (10,344,023)           -    (499,926)
  -

Administrative fees                        (177,393)      (94,913)     (54,096)    (25,384)
(3,000)
                                        -----------    ----------  -----------  ----------
- - - - - ----------
   Net increase in plan
     equity during the year             150,099,486    52,156,561   32,279,485  48,904,044
16,759,396

Plan Equity:
   Beginning of year                     56,785,102    26,273,469   21,914,637   8,596,996
  -
                                       ------------   -----------  ----------- -----------
- - - - - -----------
   End of year                         $206,884,588   $78,430,030  $54,194,122 $57,501,040
$16,759,396
                                       ============   ===========  =========== ===========
===========


NOTE 5 - ALLOCATION OF PLAN INCOME AND CHANGES
- - - - - ----------------------------------------------
         IN PLAN EQUITY TO INVESTMENT PROGRAMS (Continued)
         -------------------------------------------------

Year Ended December 31, 1991

                                                                                   Tribune
                                                                                   Company
                                                                    Diversified     Common
                                                           Cash       Stock         Stock
                                             Total         Fund        Fund          Fund
                                         -----------     --------  -------------  ---------
Interest                                 $ 1,538,969  $ 1,519,469   $     11,884 $    7,616
Dividends                                    747,722            -        570,086    177,636
                                         -----------  -----------    -----------  ---------
   Net investment income                   2,286,691    1,519,469        581,970    185,252

Net appreciation of investments            5,100,506            -      4,102,996    997,510

Contributions from participants            9,235,864    4,308,495      3,073,687  1,853,682

Contributions from Tribune Company         1,612,698      744,505        535,269    332,924

Interfund transfers                                -    2,771,077     (1,847,549)  (923,528)

Distributions to participants
   or their beneficiaries                 (7,082,783)  (6,842,977)             -   (239,806)

Administrative fees                          (66,663)     (34,821)       (22,406)    (9,436)
                                         -----------  -----------   ------------  ---------
   Net increase in plan
     equity during the year               11,086,313    2,465,748      6,423,967  2,196,598

Plan Equity:
   Beginning of year                      45,698,789   23,807,721     15,490,670  6,400,398
                                         -----------  -----------    ----------- ----------
   End of year                           $56,785,102  $26,273,469    $21,914,637 $8,596,996
                                         ===========  ===========    =========== ==========

                                                                EXHIBIT 23.1


                             CONSENT OF INDEPENDENT ACCOUNTANTS


     We hereby consent to the incorporation by reference in the Prospectuses constituting part of the Registration Statements on Form S-3 (File No. 33-45793) and on Form S-8 (File Nos. 2-90727, 33-21853, 33-26239 and 33-47547)
of Tribune Company of our report dated June 17, 1994 appearing on page 2 of
Exhibit 99 to Tribune Company's Form 10-K, filed with this Form 10-K/A.




Price Waterhouse



Chicago, Illinois
June 22, 1994