Form 10-Q
period 1994-06-26
TRIBUNE CO
filed 1994-08-10
CIK 726513

                          SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-Q

/X/                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 26, 1994

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      At July 29, 1994 there were 67,517,894 shares outstanding of the Company's Common Stock (without par value).

                                       PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.
        ---------------------

                                      TRIBUNE COMPANY AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (In thousands of dollars, except per share data)
                                                 (Unaudited)
                                                               Second Quarter Ended                First Half Ended
                                                           ------------------------------   -----------------------------
                                                           June 26, 1994   June 27, 1993    June 26, 1994   June 27, 1993
                                                           --------------  --------------   -------------   -------------
Operating revenues.......................................    $ 573,749       $ 517,443       $1,056,571       $ 951,991
Operating expenses
Cost of sales (exclusive of
    items shown below)...................................      287,201         275,472          529,046         514,890
Selling, general and administrative .....................      135,175         110,284          265,199         221,328
Depreciation and amortization
    of intangible assets.................................       28,588          24,596           54,939          49,581
                                                             ---------       ---------       ----------      ----------
Total operating expenses.................................      450,964         410,352          849,184         785,799
                                                             ---------       ---------       ----------      ----------
Operating profit.........................................      122,785         107,091          207,387         166,192

Equity in QUNO net loss..................................         (636)         (2,757)          (9,759)         (5,468)
Gain on sale of QUNO stock...............................       39,381               -           39,381               -
Interest income..........................................        5,167           5,805            9,789          10,141
Interest expense.........................................       (5,135)         (5,878)         (10,983)        (13,993)
                                                             ---------       ---------        ---------       ---------
Income before income taxes...............................      161,562         104,261          235,815         156,872
Income taxes.............................................      (76,530)        (41,976)        (110,714)        (64,936)
                                                             ---------       ---------        ---------       ---------
Net income ..............................................       85,032          62,285          125,101          91,936
Preferred dividends, net of tax..........................       (4,643)         (4,628)          (9,287)         (9,256)
                                                             ---------       ---------        ---------       ---------
Net income attributable
    to common shares.....................................    $  80,389       $  57,657        $ 115,814       $  82,680
                                                             =========       =========        =========       =========
Net income per share:
Primary..................................................    $    1.19       $     .87        $    1.72       $    1.25
                                                             =========       =========        =========       =========
Fully diluted............................................    $    1.09       $     .80        $    1.58       $    1.16
                                                             =========       =========        =========       =========
Dividends per common share...............................    $     .26       $     .24        $     .52       $     .48
                                                             =========       =========        =========       =========
See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          (In thousands of dollars)
                                                           June 26, 1994   December 26, 1993
                                                          --------------  -----------------
                                                             (Unaudited)
ASSETS
Current assets
Cash and short-term investments.........................   $    47,639        $    18,524
Accounts receivable, net................................       313,956            284,110
Broadcast rights........................................       157,527            144,233
Inventories, prepaid expenses and other.................        53,595             44,392
                                                           -----------        -----------
Total current assets....................................       572,717            491,259
                                                           -----------        -----------
Investment in and advances to QUNO......................       258,942            250,923

Property, plant and equipment...........................     1,274,071          1,201,167
Accumulated depreciation................................      (636,909)          (599,552)
                                                           -----------        -----------
Net properties..........................................       637,162            601,615
                                                           -----------        -----------
Broadcast rights........................................       200,031            217,229
Intangible assets, net..................................       829,268            719,965
Mortgage notes receivable from affiliates...............        83,732            119,437
Other...................................................       176,162            135,982
                                                           -----------        -----------
Total assets............................................   $ 2,758,014        $ 2,536,410
                                                           ===========        ===========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities
Accounts payable........................................   $    92,953        $    85,334
Contracts payable for broadcast rights..................       150,725            142,686
Accrued expenses and other current liabilities..........       316,270            277,007
                                                            ----------         ----------
Total current liabilities...............................       559,948            505,027
                                                            ----------         ----------
Long-term debt..........................................       456,206            510,838
Deferred income taxes...................................       141,479             87,605
Contracts payable for broadcast rights..................       195,723            194,846
Other...................................................       147,450            142,467
                                                            ----------         ----------
Total liabilities.......................................     1,500,806          1,440,783
                                                            ----------         ----------
Stockholders' investment
Series B convertible preferred stock....................       329,286            335,532
Common stock............................................         1,018              1,018
Additional paid-in capital..............................       108,392            105,819
Retained earnings.......................................     1,670,588          1,589,695
Treasury stock (at cost)................................      (593,264)          (607,332)
Unearned compensation related to ESOP...................      (297,479)          (298,969)
Cumulative translation adjustment.......................       (20,222)           (30,136)
Unrealized gain on investments..........................        58,889                  -
                                                           -----------        -----------
Total stockholders' investment..........................     1,257,208          1,095,627
                                                           -----------        -----------
Total liabilities and stockholders' investment..........   $ 2,758,014        $ 2,536,410
                                                           ===========        ===========
See Notes to Condensed Consolidated Financial Statements.

                             TRIBUNE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands of dollars)
                                       (Unaudited)

                                                                  First Half Ended
                                                           ------------------------------
                                                              June 26, 1994   June 27, 1993
                                                              --------------  --------------
Operations
Net income...................................................     $125,101      $  91,936

Adjustments to reconcile net income to net cash
    provided by operations:
        Equity in QUNO net loss..............................        9,759          5,468
        Gain on sale of QUNO stock...........................      (39,381)             -
        Depreciation and amortization of intangible
          assets.............................................       54,939         49,581
        Other, net...........................................       47,400         20,577
                                                                 ---------      ---------
Net cash provided by operations..............................      197,818        167,562
                                                                 ---------      ---------

Investments
Capital expenditures.........................................      (40,264)       (37,900)
Acquisitions.................................................     (118,920)       (19,920)
Proceeds from sale of QUNO stock.............................       94,936              -
Repayment of note receivable from QUNO.......................            -        179,846
Purchase of mortgage note....................................            -        (35,500)
Other, net...................................................      (15,949)       (11,822)
                                                                 ---------      ---------
Net cash provided by (used for) investments..................      (80,197)        74,704
                                                                 ---------      ---------

Financing
Repayments of long-term debt.................................     (54,670)       (207,798)
Sale of common stock to employees, net.......................      10,372          28,136
Dividends....................................................     (44,208)        (40,890)
Redemption of preferred stock................................           -          (3,905)
                                                                ---------       ---------
Net cash used for financing..................................     (88,506)       (224,457)
                                                                ---------       ---------
Net increase in cash and short-term investments..............      29,115          17,809
                                                                ---------       ---------

Cash and short-term investments at the beginning of year.....      18,524          16,768
                                                                ---------       ---------

Cash and short-term investments at the end of quarter........   $  47,639       $  34,577
                                                                =========       =========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


Note 1:
- ------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries as of June 26, 1994 and the results of their operations for the quarters and first halves ended June 26, 1994 and June 27, 1993 and cash flows for the first halves ended June 26, 1994 and June 27, 1993. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 1994 presentation.


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

                           Second Quarter Ended     First Half Ended
                               1994      1993        1994      1993
                             -------    ------      ------    ------
Primary                       67,379    66,230      67,232    66,010
Fully diluted                 74,411    73,268      74,309    73,115

Note 3:
- ------

On April 14, 1994, Tribune reduced its ownership holdings in QUNO Corporation ("QUNO") by selling 5.5 million shares of QUNO common stock. With this sale, Tribune reduced its ownership interest in QUNO from 59% to 34%. The sale of the shares resulted in an after-tax gain of approximately $13 million, or $.19 per share on a primary basis, which was recorded in the second quarter of 1994. The Company retains 7.5 million shares of QUNO's 22 million common shares outstanding and also holds a U.S. $138.8 million (face value) subordinated debenture, convertible into 11.7 million voting common shares of QUNO.

Note 4:
- ------

Tribune acquired The Wright Group on February 18, 1994, for approximately $100 million in cash. The Wright Group is a leading publisher of "whole language" educational materials for the elementary school market. On April 6, 1994, Tribune completed the purchase of Boston independent television station WLVI (Ch. 56) for approximately $25 million in cash. The acquisition increases the number of Tribune-owned TV stations to eight. On June 30, 1994, Tribune completed the acquisition of Farm Journal Inc. for approximately $17.5 million in cash. Farm Journal Inc. is the publisher of Farm Journal, the nation's leading farm magazine. These acquisitions are being accounted for by the purchase method, and accordingly, the results of operations of the companies have been or will be included in the consolidated financial statements since or from their respective dates of acquisition.

Note 5:
- ------

The Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities", in the first quarter of 1994. This statement generally requires that the Company record investments in debt securities and publicly traded equity securities at their market value, except for non-convertible debt securities which the Company intends to hold to maturity and equity securities which are accounted for using the equity method. The market value of the Company's long-term investments in less-than-20% owned publicly traded companies was approximately $36 million in excess of the investments' $10 million carrying value at June 26, 1994. The Company also holds a $138.8 million (face value) convertible debenture issued by QUNO Corporation. The market value of this debenture, based on the $23.875 Canadian quoted market price per share of the underlying QUNO common stock at June 26, 1994, was approximately $201 million. FAS 115 requires that changes in market value from historical cost for these investments be reported, net of tax, in a separate component of stockholders' investment until realized. Accordingly, the Company's June 26, 1994, Condensed Consolidated Statement of Financial Position reflects net unrealized gain on investments of approximately $59 million. The adoption of this statement had no impact on net income, and prior year financial statements are not restated.

Note 6:
- ------
Financial data for each of the Company's business segments is as follows (in thousands):

                                                                Second Quarter Ended              First Half Ended
                                                           ------------------------------   ------------------------------
                                                           June 26, 1994   June 27, 1993    June 26, 1994    June 27, 1993
                                                           -------------   -------------    -------------    -------------
Operating revenues
Publishing..............................................     $ 351,918        $ 301,536       $  688,990        $  596,119
Broadcasting and Entertainment..........................       223,085          216,903          370,033           357,884
Intercompany............................................        (1,254)            (996)          (2,452)           (2,012)
                                                             ---------        ---------       ----------        ----------
Total operating revenues................................     $ 573,749        $ 517,443       $1,056,571        $  951,991
                                                             =========        =========       ==========        ==========

Operating profit
Publishing..............................................     $  78,956        $  63,697       $ 149,523        $  119,426
Broadcasting and Entertainment..........................        50,247           49,254          70,622            58,424
Corporate expenses......................................        (6,418)          (5,860)        (12,758)          (11,658)
                                                             ---------        ---------       ---------        ----------
Total operating profit..................................     $ 122,785        $ 107,091       $ 207,387        $  166,192
                                                             =========        =========       =========        ==========

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------


The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the second quarter of 1994 to the second quarter of 1993 and for the first half of 1994 to the first half of 1993.


SIGNIFICANT EVENTS AND TRENDS
- -----------------------------
     The major league baseball players' contract expired on December 31, 1993. During 1994, representatives of the Major League Baseball Players Association ("MLBPA") and the owners have continued to negotiate for a new players' contract. On July 28, 1994, the MLBPA declared that its membership may initiate a strike on Friday, August 12, 1994. This action, if taken, will impact the Company's Chicago Cubs baseball, television and radio operations. While the broadcast stations have contingency plans in place for replacement programming, the Cubs would experience a loss of revenues and operating profit that would reduce the Company's earnings growth in the third quarter of 1994. The actual impact on the Cubs' operating results is uncertain due to the unknown length of a possible work stoppage.
In addition, the Company cannot predict the ultimate outcome of the negotiations.


RESULTS OF OPERATIONS
- ---------------------
     The Company's results of operations, when examined on a quarterly basis, reflect the seasonality of advertising, which affects the results of both publishing and broadcasting and entertainment. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the 1994 second quarter reflect this seasonal pattern.

CONSOLIDATED

     The Company's consolidated operating results for 1994 and the percentage changes from 1993 were as follows:

(Dollars in millions,              Second Quarter    First Half
 except per share amounts)         1994    Change   1994   Change
                                   ------  -------  ------- -----

Operating revenues                  $ 574     +11%   $1,057  +11%
Operating profit                    $ 123     +15%   $  207  +25%
Equity in QUNO net loss             $  (1)    +77%   $  (10) -78%
Gain on sale of QUNO stock          $  39        *   $   39     *
Net income                          $  85     +37%   $  125  +36%
Primary net income per share        $1.19     +37%   $ 1.72  +38%
* Not Meaningful


On April 14, 1994, the Company reduced its ownership holdings in QUNO Corporation ("QUNO") by selling 5.5 million shares of QUNO common stock. With this sale, the Company reduced its ownership interest in QUNO from 59% to 34%. The sale of the shares resulted in an after-tax gain of approximately $13 million, or $.19 per share on a primary basis. The pretax gain on the sale was $39 million.

Net Income Per Share -- Primary net income per share for the 1994 second quarter rose 37% to $1.19 from $.87 in 1993. For the 1994 first half, primary net income per share rose 38% to $1.72 from $1.25 in 1993. Excluding the $13 million net-of-tax gain on the sale of QUNO common stock, primary net income per share increased 15% for the 1994 second quarter and 22% for the 1994 first half. These increases were due to higher operating profit from the media businesses and, in the second quarter, lower equity losses from QUNO.

Operating Profit and Revenues -- The Company's 1994 consolidated operating profit by business segment and the percentage changes from 1993 were as follows:

(Dollars in millions)              Second Quarter     First Half
                                   1994    Change   1994   Change
                                   ------  -------  -----  ------

Publishing                          $ 79     +24%    $149   +25%
Broadcasting & Entertainment          50     + 2%      71   +21%
Corporate expenses                    (6)    +10%     (13)  + 9%
                                   -----            -----
Total operating profit              $123     +15%    $207   +25%


    Publishing reported a 24% increase in operating profit for the 1994 second quarter and a 25% increase for the first half, due primarily to higher advertising revenues and, to a lesser extent, contributions from three acquisitions - Contemporary Books in July 1993, Compton's Multimedia in September 1993 and The Wright Group in February 1994. Broadcasting and entertainment improved in both periods of 1994 due primarily to increased television revenues, offset in the second quarter by lower baseball revenues. Second quarter 1994 broadcasting and entertainment results include independent Boston television station WLVI (Ch.56), acquired on April 6, 1994.
     Consolidated operating revenues for the 1994 second quarter rose 11% to $574 million from $517 million. Publishing operating revenues increased 17%, and broadcasting and entertainment revenues increased 3%. Consolidated operating revenues also rose 11% for the 1994 first half to $1.06 billion from $952 million. Publishing revenues increased 16% and broadcasting and entertainment revenues increased 3%.

Operating Expenses -- Consolidated operating expenses increased for both the quarter and the first half as follows:

(Dollars in millions)               Second Quarter    First Half
                                    1994   Change    1994  Change
                                   ------  -------  -----  ------

Cost of sales                       $287     + 4%    $529   + 3%
Selling, general & administrative    135     +23%     265   +20%
Depreciation & amortization
  of intangible assets                29     +16%      55   +11%
                                   ------           -----
Total operating expenses            $451     +10%    $849   + 8%

     The increases in cost of sales in 1994 were primarily due to the new businesses acquired and higher compensation costs, partially offset by lower newsprint and ink expense and programming costs. Excluding expenses of the four recent acquisitions, cost of sales increased less than 1%, or $1 million, in the second quarter and decreased 2%, or $8 million, in the first half. Excluding acquisitions, compensation expense increased $4 million, or 4%, for the quarter and $8 million, or 5%, for the half. Newsprint and ink expense decreased $3 million, or 5%, for the quarter and $5 million, or 5%, for the first half. Programming costs declined $3 million, or 5%, in the second quarter and $13 million, or 11%, in the first half of 1994. The increases in selling, general and administrative (SG&A) expenses in 1994 were primarily attributable to the new businesses acquired, higher compensation costs and increased sales costs. Excluding the new businesses, SG&A expenses increased $10 million, or 9%, in the second quarter and $21 million, or 9%, in the first half. These increases were due primarily to higher compensation costs of $4 million, or 8%, for the quarter and $6 million, or 6%, for the half and increased sales costs. Sales expense increased $5 million for the quarter and $9 million for the first half due to higher sales levels. The increases in depreciation and amortization of intangible assets reflect the addition of the four acquisitions and capital expenditures made in 1993, primarily at the Company's Chicago newspaper printing facility.


PUBLISHING

Operating Profit and Revenues -- Publishing operating profit for the 1994 second quarter was up 24% to $79 million from $64 million, and for the first half was up 25% to $149 million, due principally to higher advertising revenues and, to a lesser extent, contributions of the recently acquired businesses. Operating margins for the second quarter of 1994 increased to 22.4% from 21.1% in 1993. Excluding the profit contributions of the recently acquired companies, operating profit grew 18% in the second quarter and 21% in the first half.
     Operating revenues for the second quarter were up 17% to $352 million from $302 million in 1993, and for the first half increased 16% to $689 million from $596 million. Excluding the three recently acquired companies, revenues increased $22 million, or 7%, in the second quarter of 1994 and $45 million, or 7%, in the first half due in both periods to a 9% increase in newspaper advertising revenues.
     Publishing group revenues by classification for 1994 and the percentage changes from 1993 were as follows:

                                   Second Quarter    First Half
(Dollars in millions)              1994    Change   1994   Change
                                  ------   ------  ------   ------

Advertising
Retail                             $113     +  6%    $217    +  5%
General                              33     +  7%      69    + 12%
Classified                           99     + 14%     194    + 13%
                                 ------             -----
     Total advertising              245     +  9%     480    +  9%
Circulation                          61        -      124       -
Other                                46     +174%      85    +150%
                                 ------             -----
Total revenues                     $352     + 17%    $689    + 16%

     Retail advertising revenues for the 1994 second quarter and first half increased mainly due to improvements reported in the department store and food and drug categories in Chicago and Orlando, and the department store category in Fort Lauderdale. General advertising revenues for both the quarter and the first half increased due principally to higher financial and transportation advertising in Chicago and Orlando. Classified advertising revenues for the second quarter and year-to-date periods rose mainly due to increased help wanted advertising.
    Advertising linage for 1994 reflects increases in all categories for both the quarter and the first half, led by part run and classified full run advertising. Total linage increased 7% for both the quarter and the first half, reflecting the generally improved advertising climate. The following summary presents advertising linage for the second quarter and first half.

                                    Second Quarter    First Half
 (Inches in thousands)               1994  Change    1994  Change
                                   ------  -------  -----  ------
Full run
Retail                              1,146    + 5%   2,224    + 5%
General                               183    + 9%     362    +12%
Classified                          1,773    + 6%   3,504    + 7%
                                   ------          ------
   Total full run                   3,102    + 6%   6,090    + 6%
Part run                            2,768    +11%   5,316    + 8%
Preprint                            2,597    + 4%   4,896    + 8%
                                   ------          ------
Total inches                        8,467    + 7%  16,302    + 7%

     Circulation revenues were unchanged in both the 1994 second quarter and first half. Total average daily circulation decreased 1% to 1,365,000 copies in the second quarter, and total average Sunday circulation also decreased 1% to 2,003,000 copies. For the first half, total average daily circulation decreased 1% to 1,385,000 copies from 1,402,000, while total average Sunday circulation decreased 1% to 2,047,000 from 2,062,000.
     Other revenues are derived from publishing books and information in print and digital formats; advertising placement services; the syndication of columns, features and comics to newspapers; commercial printing operations; direct mail operations; and other publishing-related activities. The increase in other revenues for both periods in 1994 resulted mainly from the 1993 acquisitions of Contemporary Books in late July and Compton's in mid-September and the 1994 acquisition of The Wright Group in February. Excluding these acquisitions, other revenues increased 7% for the quarter and 9% in the first half, reflecting higher revenues from direct mail and advertising placement services.

Operating Expenses -- Publishing operating expenses increased 15%, or $35 million, in the second quarter of 1994 and 13%, or $63 million, in the first half. Excluding the three acquisitions, operating expenses increased 4% in both 1994 periods. These increases were mainly due to higher compensation costs, increased circulation costs and start up costs on new ventures. Compensation costs rose 5%, or $4 million, in the 1994 second quarter and 4%, or $7 million, in the first half. Circulation costs rose 7% for both the quarter and the first half, or $2 million and $5 million, respectively, primarily due to higher postage and delivery expense for expanding total market coverage volume in Chicago. These increases were partially offset by a decline in newsprint and ink expense of $3 million, or 5%, in the 1994 second quarter and $5 million, or 5%, in the first half. The average cost of newsprint consumed declined 14% in the second quarter and 12% in the first half, while consumption increased 9% in the quarter and 8% in the half.

BROADCASTING AND ENTERTAINMENT

Operating Profit and Revenues -- Broadcasting and entertainment operating profit for the second quarter of 1994 was $50 million, up 2% from $49 million, and was $71 million for the 1994 first half, up 21% from $58 million in 1993. The increased operating profit was mainly due to higher television revenues and lower programming costs, offset in the second quarter by lower radio and entertainment results. Entertainment results, which include baseball, were impacted by lower revenues, startup losses for new ventures such as "The Road" and TV Food Network and higher expenses at the Chicago Cubs.

     Operating revenues for the group for 1994 and the percentage changes from 1993 were as follows:

                                    Second Quarter    First Half
 (Dollars in millions)              1994   Change    1994  Change
                                   ------  -------  -----  ------

Television                          $168     +11%    $286   + 9%
Radio                                 16     - 4%      27   - 1%
Entertainment                         39     -20%      57   -15%
                                   ------           -----
Total revenues                      $223     + 3%    $370   + 3%

     Television revenues for the second quarter and first half of 1994 increased largely due to higher revenues at WGN-Chicago, WPIX-New York and WPHL-Philadelphia, and the addition of WLVI-Boston in April, 1994. Excluding WLVI, television revenues were up 6% in both the 1994 second quarter and first half. Radio revenues decreased in 1994, primarily due to declines at WGN-Chicago in the second quarter. Entertainment revenues decreased $10 million for both the second quarter and the first half due to fewer shows in syndication, including the cancellation of "The Joan Rivers Show," and lower national television revenues from Major League Baseball. This decline reflects the expiration of baseball's contract with CBS at the end of the 1993 season and the start of the new joint venture agreements with NBC and ABC this season.

Operating Expenses -- Operating expenses for the group increased 3%, or $5 million, in the second quarter and were unchanged in the first half. The second quarter increase was principally due to the addition of WLVI-Boston, higher compensation costs and startup losses for "The Road" and TV Food Network, offset partially by a decrease in programming costs. Excluding WLVI, second quarter 1994 operating expenses were flat, and first half expenses decreased 2%. Excluding WLVI, programming costs decreased 8%, or $5 million, for the quarter and 13%, or $15 million, for the first half due to the airing of lower cost programs at the television stations and a reduction in production costs due to a lower level of original programming at Tribune Entertainment. Compensation costs increased 4%, or $2 million, in the second quarter and 5%, or $5 million, in the first half. The increases were primarily due to increased compensation at the television stations.

EQUITY IN QUNO NET LOSS

     The Company's equity in QUNO's net loss, after interest expense and taxes, was $0.6 million for the second quarter of 1994 and $10 million for the first half, which reduced primary net income per share by $.01 and $.15, respectively. In 1993, Tribune's share of QUNO's net loss was $3 million in the second quarter and $5 million in the first half, which reduced Tribune's primary net income per share by $.04 and $.08, respectively.
     QUNO had operating income in the 1994 second quarter of $1 million versus an operating loss of $4 million in 1993. The improvement in the second quarter was primarily due to lower non-cash foreign currency exchange losses. Average newsprint selling prices declined 6% from the 1993 second quarter, while shipments declined 3%. QUNO's first half operating loss was $14 million in 1994 compared to $4 million in 1993. QUNO's first half 1994 operating loss was due to lower revenues, resulting from lower newsprint selling prices, and $7 million higher non-cash foreign currency exchange losses due to the weaker Canadian dollar since year-end 1993. For the half, average newsprint prices declined 9%, while shipments were down 1%.



INTEREST INCOME AND EXPENSE

     Interest income decreased 11% to $5 million for the second quarter and 3% to $10 million for the first half of 1994. Interest expense decreased 13% to $5 million in the second quarter and 22% to $11 million in the first half due to lower debt levels.


INCOME TAX EXPENSE

     The Company's effective income tax rate, excluding equity in QUNO's net loss and the gain on the sale of QUNO common stock, increased to 40.9% in the first half of 1994 from 40.0% in the 1993 first half, and in the 1994 second quarter increased to 40.8% from 39.2% last year.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
- ----------------------------------------------------

     Net cash provided by operations for the first half of 1994 was $198 million compared to $168 million in the first half of 1993. The increase was due primarily to higher net income and changes in working capital.
Net cash used for investments was $80 million for the first half of 1994 compared to $75 million provided by investments for the corresponding 1993 period. The 1994 first half included $95 million of proceeds from the sale of 5.5 million shares of QUNO common stock, the acquisition of The Wright Group in February 1994 for approximately $100 million in cash, the acquisition of WLVI-Boston (Ch. 56) in April 1994 for approximately $25 million in cash and capital expenditures of $40 million. On June 30, 1994, the Company completed the acquisition of Farm Journal Inc. for approximately $17.5 million in cash. Farm Journal Inc. is the publisher of Farm Journal, the nation's leading farm magazine. These acquisitions were financed with available cash. The 1993 period included intercompany debt repayments of $180 million received from QUNO as a result of its initial public offering and debt issuances. In March 1994, Tribune contributed to a partnership in which it had a 50% interest, the $35 million mortgage note it held on a building owned by the partnership.
This increased the Company's ownership interest in the partnership to 99%. The partnership's financial statements are consolidated in Tribune's consolidated financial statements since the date of the mortgage note contribution. Capital expenditures for fiscal year 1994 are expected to be approximately $95 million, related to a variety of modernization and normal replacement projects.
     Net cash used for financing activities in the 1994 first half was $89 million compared to $224 million in 1993. Net cash used for financing activities in 1994 included debt repayment of $55 million and dividends of $44 million. The first half dividends increased 8% to $.52 per share from $.48 per share. Net cash used for financing activities in 1993 included a $208 million reduction in debt primarily funded from the proceeds received from the QUNO stock offering and debt financing. At June 26, 1994, the Company had authorization to repurchase an additional 900,000 share of its common stock.
     The Company expects to fund capital expenditures, dividends and other operating requirements for the remainder of 1994 primarily with net cash provided by operations.

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

     (b)  Reports on Form 8-K.

          No reports have been filed on Form 8-K during this quarter.

                                         SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      TRIBUNE COMPANY
                                      (Registrant)


Date:   August 9, 1994                R. Mark Mallory
                                      Vice President and Controller
                                      (on behalf of the Registrant
                                      and as chief accounting officer)

                                            TRIBUNE COMPANY                                                           Exhibit 11
                          STATEMENTS OF COMPUTATION OF PRIMARY AND FULLY DILUTED
                                          NET INCOME PER SHARE

(In thousands, except per share amounts)                                   Second Quarter Ended            First Half Ended
                                                                        June 26, 1994  June 27, 1993   June 26, 1994  June 27, 1993
                                                                        -------------  -------------   -------------  -------------
PRIMARY
- -------
    Net income                                                               $85,032       $62,285        $125,101        $91,936
    Preferred dividends, net of tax                                           (4,643)       (4,628)         (9,287)        (9,256)
                                                                        -------------  -------------   ------------   -------------
    Net income attributable to common shares                                 $80,389       $57,657        $115,814        $82,680
                                                                        -------------  -------------   ------------   -------------

    Weighted average common shares outstanding                                67,379        66,230          67,232         66,010
                                                                        -------------  -------------   -------------  -------------
    Primary net income per share                                               $1.19         $ .87           $1.72          $1.25
                                                                        =============  =============   =============  =============

FULLY DILUTED
- -------------
    Net Income                                                               $85,032       $62,285        $125,101        $91,936
    Additional ESOP contribution required assuming
      all preferred shares were converted, net of tax                         (2,970)       (3,159)         (5,940)        (6,318)
    Assumed elimination of tax benefit on certain ESOP
      preferred dividends                                                       (704)         (547)         (1,409)        (1,094)
                                                                        -------------  -------------   -------------  -------------
    Adjusted net income                                                      $81,358       $58,579        $117,752        $84,524
                                                                        -------------  -------------   -------------  -------------

    Weighted average common shares outstanding                                67,379        66,230          67,232         66,010

    Assumed conversion of preferred shares into common shares                  6,027         6,129           6,027          6,129
    Assumed exercise of stock options, net of common
      shares assumed repurchased with the proceeds                             1,005           909           1,050            976
                                                                        -------------  -------------   -------------  -------------
    Adjusted weighted average common shares outstanding                       74,411        73,268          74,309         73,115
                                                                        -------------  -------------   -------------  -------------

    Fully diluted net income per share                                         $1.09         $ .80           $1.58          $1.16
                                                                        =============  =============   =============  =============

See Notes to Consolidated Financial Statements.

                                                                                                                     Exhibit 12
                                        TRIBUNE COMPANY
                     COMPUTATION OF RATIOS OF EARNINGS TO FIXED CHARGES
                                (In thousands of dollars, except ratios)

                                                         First Half                           Full Year
                                                            Ended     ---------------------------------------------------------
                                                           6/26/94       1993       1992        1991        1990        1989
                                                        ----------   ---------   ---------   ---------   ---------   ---------

Net income (loss) before cumulative effects of
  accounting changes                                       $125,101    $188,606    $136,625    $141,981   ($63,533)    $242,421

Add:
     Income tax expense (benefit)                           110,714     143,821      96,266      99,894    (30,695)     168,463
     Loss on less than 50%-owned equity investments          15,047      20,212       1,903       1,107      2,285        2,221
                                                         ----------   ---------   ---------   ---------   ---------   ---------
        Sub total                                           250,862     352,639     234,794     242,982    (91,943)     413,105
                                                         ----------   ---------   ---------   ---------   ---------   ---------
Fixed charge adjustments
  Add:
     Interest expense                                        10,983      24,660      49,254      63,083      53,576      47,866
     Amortization of capitalized interest                     1,195       2,392       5,304       5,258       4,850       4,098
     Interest component of rental expense (A)                 4,446       8,732       9,329       9,047      14,467      12,333
                                                         ----------   ---------   ---------   ---------   ---------   ---------
Earnings (loss), as adjusted                               $267,486    $388,423    $298,681    $320,370    ($19,050)   $477,402
                                                         ==========   =========   =========   =========   =========   =========
Fixed charges:
     Interest expense                                       $10,983     $24,660     $49,254     $63,083     $53,576     $47,866
     Interest capitalized                                         -       1,099       3,445       1,976       8,652      13,614
     Interest component of rental expense (A)                 4,446       8,732       9,329       9,047      14,467      12,333
     Interest related to guaranteed ESOP debt (B)            12,314      25,742      27,019      27,500      27,757      20,508
                                                         ----------   ---------   ---------   ---------   ---------   ---------
Total fixed charges                                         $27,743     $60,233     $89,047    $101,606    $104,452     $94,321
                                                         ==========   =========   =========   =========   =========   =========
Ratio of Earnings to Fixed Charges                              9.6         6.4         3.4         3.2         (C)         5.1
                                                         ----------   ---------   ---------   ---------   ---------   ---------

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


20