Form 10-Q
period 1994-09-25
TRIBUNE CO
filed 1994-11-09
CIK 726513

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-Q

/X/                QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 25, 1994

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


   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

      At October 28, 1994 there were 66,978,015 shares outstanding of the Company's Common Stock (without par value).
1
                                       PART I.  FINANCIAL INFORMATION
Item 1. Financial Statements.
        ---------------------

                                      TRIBUNE COMPANY AND SUBSIDIARIES
                                CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                              (In thousands of dollars, except per share data)
                                                 (Unaudited)
                                                                 Third Quarter Ended             Three Quarters Ended
                                                           ------------------------------   -----------------------------
                                                           Sept. 25, 1994  Sept. 26, 1993   Sept. 25, 1994  Sept. 26, 1993
                                                           --------------  --------------   --------------  --------------
Operating revenues.......................................    $ 513,326       $ 486,669       $1,569,897       $1,438,660
Operating expenses
Cost of sales (exclusive of
    items shown below)...................................      262,003         260,798          791,049          775,688
Selling, general and administrative .....................      150,431         121,720          415,630          343,048
Depreciation and amortization
    of intangible assets.................................       28,963          25,897           83,902           75,478
                                                             ---------       ---------       ----------       ----------
Total operating expenses.................................      441,397         408,415        1,290,581        1,194,214
                                                             ---------       ---------       ----------       ----------
Operating profit.........................................       71,929          78,254          279,316          244,446
Equity in QUNO net income (loss).........................        3,923          (5,849)          (5,836)         (11,317)
Gain on sale of QUNO stock...............................            -               -           39,381                -
Interest income..........................................        5,179           4,447           14,968           14,588
Interest expense.........................................       (4,706)         (4,620)         (15,689)         (18,613)
                                                             ---------       ---------        ---------        ---------
Income before income taxes...............................       76,325          72,232          312,140          229,104
Income taxes.............................................      (28,498)        (33,637)        (139,212)         (98,573)
                                                             ---------       ---------        ---------        ---------
Net income ..............................................       47,827          38,595          172,928          130,531
Preferred dividends, net of tax..........................       (4,644)         (4,672)         (13,931)         (13,928)
                                                             ---------       ---------        ---------        ---------
Net income attributable
    to common shares.....................................    $  43,183       $  33,923        $ 158,997       $  116,603
                                                             =========       =========        =========       ==========
Net income per share:
Primary..................................................    $     .64       $     .51        $    2.36       $    1.76
                                                             =========       =========        =========       =========
Fully diluted............................................    $     .60       $     .48        $    2.18       $    1.63
                                                             =========       =========        =========       =========
Dividends per common share...............................    $     .26       $     .24        $     .78       $     .72
                                                             =========       =========        =========       =========
See Notes to Condensed Consolidated Financial Statements.

2
                        TRIBUNE COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                          (In thousands of dollars)
                                                          Sept. 25, 1994   December 26, 1993
                                                          --------------  -----------------
                                                             (Unaudited)
ASSETS
Current assets
Cash and short-term investments.........................   $    62,631        $    18,524
Accounts receivable, net................................       269,818            284,110
Inventories.............................................        34,674             26,290
Broadcast rights........................................       178,545            144,233
Prepaid expenses and other..............................        20,522             18,102
                                                           -----------        -----------
Total current assets....................................       566,190            491,259
                                                           -----------        -----------
Investment in and advances to QUNO......................       287,493            250,923

Property, plant and equipment...........................     1,291,633          1,201,167
Accumulated depreciation................................      (657,182)          (599,552)
                                                           -----------        -----------
Net properties..........................................       634,451            601,615
                                                           -----------        -----------
Broadcast rights........................................       230,518            217,229
Intangible assets, net..................................       846,527            719,965
Mortgage notes receivable from affiliates...............        83,589            119,437
Other...................................................       188,025            135,982
                                                           -----------        -----------
Total assets............................................   $ 2,836,793        $ 2,536,410
                                                           ===========        ===========
LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities
Accounts payable........................................   $    98,222        $    85,334
Contracts payable for broadcast rights..................       152,701            142,686
Accrued expenses and other current liabilities..........       271,382            277,007
                                                            ----------         ----------
Total current liabilities...............................       522,305            505,027
                                                            ----------         ----------
Long-term debt..........................................       456,401            510,838
Deferred income taxes...................................       158,884             87,605
Contracts payable for broadcast rights..................       243,951            194,846
Other...................................................       152,027            142,467
                                                            ----------         ----------
Total liabilities.......................................     1,533,568          1,440,783
                                                            ----------         ----------
Stockholders' investment
Series B convertible preferred stock....................       329,286            335,532
Common stock............................................         1,018              1,018
Additional paid-in capital..............................       108,252            105,819
Retained earnings.......................................     1,700,930          1,589,695
Treasury stock (at cost)................................      (599,576)          (607,332)
Unearned compensation related to ESOP...................      (297,479)          (298,969)
Cumulative translation adjustment.......................       (18,237)           (30,136)
Unrealized gain on investments..........................        79,031                  -
                                                           -----------        -----------
Total stockholders' investment..........................     1,303,225          1,095,627
                                                           -----------        -----------
Total liabilities and stockholders' investment..........   $ 2,836,793        $ 2,536,410
                                                           ===========        ===========
See Notes to Condensed Consolidated Financial Statements.

3
                             TRIBUNE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands of dollars)
                                       (Unaudited)

                                                                  Three Quarters Ended
                                                              ------------------------------
                                                              Sept. 25, 1994  Sept. 26, 1993
                                                              --------------  --------------
Operations
Net income...................................................     $172,928      $ 130,531

Adjustments to reconcile net income to net cash
    provided by operations:
        Equity in QUNO net loss..............................        5,836         11,317
        Gain on sale of QUNO stock...........................      (39,381)             -
        Depreciation and amortization of intangible
          assets.............................................       83,902         75,478
        Other, net...........................................       53,475          2,070
                                                                 ---------      ---------
Net cash provided by operations..............................      276,760        219,396
                                                                 ---------      ---------

Investments
Capital expenditures.........................................      (58,199)       (54,414)
Acquisitions.................................................     (134,152)       (98,484)
Proceeds from sale of QUNO stock.............................       94,936              -
Repayment of note receivable from QUNO.......................            -        179,846
Purchase of mortgage note....................................            -        (35,500)
Other, net...................................................      (22,806)       (21,792)
                                                                 ---------      ---------
Net cash used for investments................................     (120,221)       (30,344)
                                                                 ---------      ---------

Financing
Proceeds from issuance of long-term debt.....................           -          78,100
Repayments of long-term debt.................................     (54,682)       (242,238)
Sale of common stock to employees, net.......................      13,322          34,453
Purchase of treasury stock...................................      (9,379)              -
Dividends....................................................     (61,693)        (56,761)
Redemption of preferred stock................................           -          (3,905)
                                                                ---------       ---------
Net cash used for financing..................................    (112,432)       (190,351)
                                                                ---------       ---------
Net increase (decrease)in cash and short-term investments....      44,107          (1,299)
Cash and short-term investments at the beginning of year.....      18,524          16,768
                                                                ---------       ---------
Cash and short-term investments at the end of quarter........   $  62,631       $  15,469
                                                                =========       =========


See Notes to Condensed Consolidated Financial Statements.

4                          TRIBUNE COMPANY AND SUBSIDIARIES
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                             (UNAUDITED)


Note 1:
- ------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries as of September 25, 1994 and the results of their operations for the quarters and first three quarters ended September 25, 1994 and September 26, 1993 and cash flows for the first three quarters ended September 25, 1994 and September 26, 1993. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 1994 presentation.


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

                           Third Quarter Ended     Three Quarters Ended
                               1994      1993        1994      1993
                             -------    ------      ------    ------
Primary                       67,448    66,590      67,304    66,203
Fully diluted                 74,191    73,584      74,166    73,247


5
Note 3:
- ------

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

Note 4:
- ------

Tribune acquired The Wright Group on February 18, 1994, for approximately $100 million in cash. The Wright Group is a leading publisher of "whole language" educational materials for the elementary school market. On April 6, 1994, Tribune completed the purchase of Boston independent television station WLVI (Ch. 56) for approximately $25 million in cash. The acquisition increases the number of Tribune-owned television stations to eight. On June 30, 1994, Tribune completed the acquisition of Farm Journal Inc. for approximately $17.5 million in cash. Farm Journal Inc. is the publisher of Farm Journal, the nation's leading farm magazine. These acquisitions are being accounted for by the purchase method, and accordingly, the results of operations of the companies have been included in the consolidated financial statements from their respective dates of acquisition.














6


Note 5:
- ------

The Company adopted Financial Accounting Standards Board Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities," in the first quarter of 1994. This statement generally requires that the Company record investments in debt securities and publicly traded equity securities at their market value, except for non-convertible debt securities that the Company intends to hold to maturity and equity securities that are accounted for using the equity method. The market value of the Company's long-term investments in less-than-20% owned publicly traded companies was approximately $47 million in excess of the investments' $12 million original cost at September 25, 1994.
The Company also holds a $138.8 million (face value) convertible debenture issued by QUNO Corporation. The market value of this debenture, based on the quoted market price per share of the underlying QUNO common stock at September 25, 1994, ($25.75 Canadian), was approximately $224 million. FAS 115 requires that changes in market value from historical cost for these investments be reported, net of tax, in a separate component of stockholders' investment until realized. Accordingly, the Company's September 25, 1994, Condensed Consolidated Statement of Financial Position reflects a net unrealized gain on investments of approximately $79 million. The adoption of this statement had no impact on net income, and prior year financial statements are not restated.

Note 6:
- ------
Financial data for each of the Company's business segments is as follows (in thousands):

                                                                Third Quarter Ended              Three Quarters Ended
                                                           ------------------------------   ------------------------------
                                                           Sept. 25, 1994   Sept. 26, 1993   Sept. 25, 1994    Sept. 26, 1993
                                                           --------------   --------------   --------------    --------------
Operating revenues
Publishing..............................................     $ 334,689        $ 292,363       $1,023,679        $  888,482
Broadcasting and Entertainment..........................       179,986          195,352          550,019           553,236
Intercompany............................................        (1,349)          (1,046)          (3,801)           (3,058)
                                                             ---------        ---------       ----------        ----------
Total operating revenues................................     $ 513,326        $ 486,669       $1,569,897        $1,438,660
                                                             =========        =========       ==========        ==========

Operating profit
Publishing..............................................     $  55,043        $  52,546       $ 204,566        $  171,972
Broadcasting and Entertainment..........................        23,699           32,053          94,321            90,477
Corporate expenses......................................        (6,813)          (6,345)        (19,571)          (18,003)
                                                             ---------        ---------       ---------        ----------
Total operating profit..................................     $  71,929        $  78,254       $ 279,316        $  244,446
                                                             =========        =========       =========        ==========

7
Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ----------------------


The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the third quarter of 1994 to the third quarter of 1993 and for the first three quarters of 1994 to the first three quarters of 1993.


SIGNIFICANT EVENTS AND TRENDS
- -----------------------------
     The major league baseball players' contract expired on December 31, 1993. During 1994, representatives of the Major League Baseball Players Association ("MLBPA") and the owners continued to negotiate for a new players' contract. The MLBPA initiated a strike on August 12, 1994 and on August 28, 1994, the owners cancelled the remainder of the Major League Baseball season. The strike impacted the Company's Chicago Cubs baseball operations, and, to a lesser extent, television and radio operations. In total, the baseball strike negatively impacted the Company's primary earnings per share in the 1994 third quarter by approximately $.08. In the fourth quarter, entertainment revenues and operating profit will be impacted slightly because of the cancellation of six Cubs' home games scheduled in late September and early October. The Company cannot predict the ultimate outcome of the negotiations.
     The State of Florida Department of Environmental Protection (DEP) has issued a preliminary draft report identifying the Company's subsidiary, Sentinel Communications Company (the Sentinel), as a source of certain trichloroethene (TCE) groundwater contamination in downtown Orlando, Florida. Based upon separate environmental reviews performed by the Company's environmental consultants, management believes that many of the findings contained in the DEP's preliminary draft report are inaccurate and that the Sentinel is not the source of the extensive contamination. Although the Company cannot predict the ultimate resolution of this matter, based on information currently available to the Company, the Company believes that the resolution of this matter will not have a material impact on the Company's financial results.

8




RESULTS OF OPERATIONS
- ---------------------
     The Company's results of operations, when examined on a quarterly basis, reflect the seasonality of advertising, which affects the results of both publishing and broadcasting and entertainment. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the 1994 third quarter reflect this seasonal pattern.

CONSOLIDATED

     The Company's consolidated operating results for 1994 and the percentage changes from 1993 were as follows:

(Dollars in millions,              Third Quarter    Three Quarters
 except per share amounts)         1994    Change   1994   Change
                                   ------  -------  ------- -----
Operating revenues                  $ 513     + 5%   $1,570  + 9%
Operating profit                    $  72     - 8%   $  279  +14%
Equity in QUNO net income (loss)    $   4    +167%   $   (6) +48%
Gain on sale of QUNO stock          $   -       -    $   39     *
Net income                          $  48     +24%   $  173  +32%
Primary net income per share        $ .64     +25%   $ 2.36  +34%
* Not Meaningful

On April 14, 1994, the Company reduced its ownership holdings in QUNO Corporation ("QUNO") by selling 5.5 million shares of QUNO common stock. With this sale, the Company reduced its ownership interest in QUNO from 59% to 34%. The sale of the shares resulted in a second quarter after-tax gain of approximately $13 million, or $.19 per share on a primary basis. The pretax gain on the sale was $39 million. The 34% ownership interest represents 7.5 million shares.

Net Income Per Share -- Primary net income per share for the 1994 third quarter rose 25% to $.64 from $.51 in 1993 due to improved operating results from the Company's newspapers, higher income from QUNO and lower income taxes, offset partially by the impact of the baseball strike and losses at Compton's. For the first three quarters of 1994, primary net income per share rose 34% to $2.36 from $1.76 in 1993. Excluding the $13 million net-of-tax gain on the sale of QUNO common stock, primary net income per share increased 23% to $2.17 for the first three quarters of 1994. The increase was due to higher operating profit from the media businesses and lower equity losses from QUNO.
9

Operating Profit and Revenues -- The Company's 1994 consolidated operating profit by business segment and the percentage changes from 1993 were as follows:

(Dollars in millions)               Third Quarter   Three Quarters
                                   1994    Change   1994   Change
                                   ------  -------  -----  ------
Publishing                          $ 55     + 5%    $205   +19%
Broadcasting & Entertainment          24     -26%      94   + 4%
Corporate expenses                    (7)    + 7%     (20)  + 9%
                                   -----            -----
Total operating profit              $ 72     - 8%    $279   +14%

    Publishing reported a 5% increase in operating profit for the 1994 third quarter and a 19% increase for the first three quarters. These results reflect operations of the traditional newspaper group and the three new media businesses acquired since mid-1993: Contemporary Books, Compton's Multimedia and The Wright Group. The increases were due primarily to higher newspaper advertising revenues and contributions from two of the new media businesses, partially offset by an operating loss of approximately $11 million in the third quarter of 1994 at Compton's. Broadcasting and entertainment results were down 26% in the third quarter due primarily to the baseball strike. Broadcasting and entertainment results improved 4% in the first three quarters of 1994 due to higher television profits.
     Consolidated operating revenues for the 1994 third quarter rose 5% to $513 million from $487 million. Publishing operating revenues increased 14% and broadcasting and entertainment revenues decreased 8%.
Consolidated operating revenues rose 9% for the first three quarters of 1994 to $1.57 billion from $1.44 billion. Publishing revenues increased 15% and broadcasting and entertainment revenues decreased 1%.

Operating Expenses -- Consolidated operating expenses increased for both the third quarter and the first three quarters as follows:

(Dollars in millions)               Third Quarter   Three Quarters
                                    1994   Change    1994  Change
                                   ------  -------  -----  ------
Cost of sales                       $262       -    $  791   + 2%
Selling, general & administrative    150     +24%      416   +21%
Depreciation & amortization
  of intangible assets                29     +12%       84   +11%
                                   ------           ------
Total operating expenses            $441     + 8%   $1,291   + 8%
10
     Cost of sales was up $1 million in the 1994 third quarter due to the new acquisitions and increased newsprint and ink expense, offset by lower compensation expense due to the baseball strike. The increase in cost of sales in the first three quarters of 1994 was primarily due to the new businesses acquired partially offset by lower programming costs. Excluding businesses acquired since mid-1993, costs of sales decreased 4%, or $12 million, in the third quarter, and 3%, or $20 million, in the first three quarters of 1994. Excluding the new businesses, compensation expense decreased $11 million, or 12%, in the third quarter and $8 million, or 3%, in the first three quarters due to the baseball strike. Newsprint and ink expense increased $3 million, or 6%, for the quarter and decreased $2 million, or 2%, for the first three quarters. Programming costs decreased $1 million, or 2%, in the third quarter and declined $17 million, or 9%, in the first three quarters of 1994.
     The increases in selling, general and administrative (SG&A) expenses in 1994 were primarily attributable to the new businesses acquired, higher compensation costs, increased sales costs and startup losses for new projects "The Road" and TV Food Network. Excluding the new businesses, SG&A expenses increased $11 million, or 10%, in the third quarter and $32 million, or 9%, for the first three quarters. Compensation costs increased $4 million, or 8%, for the quarter and $15 million, or 10%, for the first three quarters. Sales expense increased $5 million for the quarter and $13 million for the first three quarters due to higher sales levels.
     The increases in depreciation and amortization of intangible assets reflect the acquisitions and capital expenditures made in 1993, primarily at the Company's Chicago newspaper printing facility.

PUBLISHING

Operating Profit and Revenues -- Publishing operating profit for the 1994 third quarter was up 5% to $55 million from $53 million, and for the first three quarters was up 19% to $205 million, due principally to higher advertising revenues and, to a lesser extent, contributions from two of the recently acquired businesses. These gains were partially offset by an operating loss of nearly $11 million at Compton's. The loss resulted from several factors, including unusually high product returns, inventory write-offs of obsolete third-party products and new product delays. Operating margins for the 1994 third quarter decreased to 16.4% from 18.0% in 1993. Excluding the operating results of the three recently acquired companies, operating profit grew 16% in the quarter and 20% year-to-date.
     Operating revenues for the third quarter were up 14% to $335 million from $292 million in 1993, and for the first three quarters increased 15% to $1.02 billion from $888 million. Excluding the three recently acquired companies, revenues increased 8%, in both the 1994 third quarter and first 11 three quarters. The improvements were due to increased newspaper advertising revenues of 11% in the quarter and 10% in the first three quarters.
     Publishing group revenues by classification for 1994 and the percentage changes from 1993 were as follows:

                                   Third Quarter    Three Quarters
(Dollars in millions)              1994    Change   1994   Change
                                  ------   ------  ------   ------
Advertising
Retail                             $107     +  7%   $  324    +  6%
General                              29     + 16%       97    + 13%
Classified                           97     + 13%      291    + 13%
                                 ------             ------
     Total advertising              233     + 11%      712    + 10%
Circulation                          59     -  3%      182    -  1%
Other                                43     +102%      130    +131%
                                 ------             ------
Total revenues                     $335     + 14%   $1,024    + 15%

     The advertising climate continued to improve in the third quarter, with most advertising categories showing gains. Retail advertising revenues for the 1994 third quarter and first three quarters increased mainly due to improvements reported in the food and drug store category in Chicago and Orlando, and the department store category in Fort Lauderdale. General advertising revenues for both periods increased due principally to higher transportation and financial advertising in Chicago and Orlando. Classified advertising revenues for the 1994 periods rose mainly due to increased help wanted, real estate and auto advertising.
    Advertising linage for 1994 reflects increases in all categories for both the quarter and the three quarter period, led by preprint advertising. Total linage increased 6% for the quarter and 7% for the first three quarters, reflecting the generally improved advertising climate. The following summary presents advertising linage for the third quarter and first three quarters.
12









                                    Third Quarter    Three Quarters
 (Inches in thousands)               1994  Change    1994  Change
                                   ------  -------  -----  ------
Full run
Retail                              1,073    + 3%   3,297    + 5%
General                               171    +24%     535    +16%
Classified                          1,714    + 4%   5,216    + 6%
                                   ------          ------
   Total full run                   2,958    + 5%   9,048    + 6%
Part run                            2,575    + 3%   7,891    + 6%
Preprint                            2,483    +10%   7,379    + 9%
                                   ------          ------
Total inches                        8,016    + 6%  24,318    + 7%

     Circulation revenues declined 3% in the 1994 third quarter and 1% in the first three quarters. Total average daily circulation decreased less than 1% to 1,324,000 copies in the third quarter, and total average Sunday circulation also decreased less than 1% to 1,970,000 copies. For the first three quarters, total average daily circulation decreased less than 1% to 1,364,000 copies from 1,375,000, while total average Sunday circulation decreased less than 1% to 2,022,000 from 2,032,000.
     Other revenues are derived from publishing books and information in print and digital formats; advertising placement services; the syndication of columns, features and comics to newspapers; commercial printing operations; direct mail operations; and other publishing-related activities. The increase in other revenues for both periods in 1994 resulted mainly from the 1993 acquisitions of Contemporary Books in late July and Compton's in mid-September and the 1994 acquisition of The Wright Group in February. Excluding these acquisitions, other revenues increased 22% for the third quarter and 13% in the first three quarters, reflecting higher revenues from direct mail and advertising placement services.

Operating Expenses -- Publishing operating expenses increased 17%, or $40 million, in the 1994 third quarter and 14%, or $103 million, in the first three quarters. Excluding the three acquisitions, operating expenses increased 7% in the 1994 quarter and 5% in the 1994 year-to-date period. These increases were mainly due to higher compensation costs, increased circulation costs, startup costs on new ventures, and, in the third quarter, increased newsprint and ink expense. Excluding the acquisitions, compensation costs rose 4%, or $4 million, in the 1994 third quarter and 4%, or $10 million, in the first three quarters. Circulation costs rose 6% and 7%, or $2 million and $7 million, for the quarter and three quarter period, respectively, primarily due to higher postage and delivery expense for expanding total market coverage volume in Chicago. Newsprint and ink expense increased $3 million, or 6%, in the 1994 third quarter and decreased $2 million, or 2%, in the first three quarters. Consumption increased 9% in the quarter and 8% in the first three quarters. The average cost of newsprint consumed declined in both the third quarter and first three quarters due to lower newsprint selling prices. Recent price increases, however, have resulted in a current selling price that is approximately 10% higher than the Company's average cost of newsprint consumed in last year's fourth quarter.
13
BROADCASTING AND ENTERTAINMENT

Operating Profit and Revenues -- Broadcasting and entertainment operating profit for the third quarter of 1994 was $24 million, down 26% from $32 million in 1993, and was $94 million for the first three quarters of 1994, up 4% from $90 million in the comparable period of 1993. The third quarter decrease was due to lower entertainment results, which were impacted by operating losses at the Chicago Cubs as a result of the Major League Baseball strike, and by startup losses for new projects "The Road" and TV Food Network. The baseball strike also negatively impacted television and radio revenues and, to a lesser extent, television and radio operating profit. In total, the baseball strike negatively impacted the Company's primary earnings per share by approximately $.08 in the third quarter.
The increased operating profit in the first three quarters was mainly due to higher television revenues and lower programming costs, offset by lower radio and entertainment results.
     Operating revenues for the group for 1994 and the percentage changes from 1993 were as follows:
                                    Third Quarter    Three Quarters
 (Dollars in millions)              1994   Change    1994  Change
                                   ------  -------  -----  ------
Television                          $135     + 2%    $421   + 7%
Radio                                 19     +20%      46   + 7%
Entertainment                         26     -46%      83   -28%
                                   ------           -----
Total revenues                      $180     - 8%    $550   - 1%

     Television revenues for the third quarter and first three quarters of 1994 increased largely due to the acquisition of WLVI-Boston in April, 1994. Excluding WLVI, television revenues were down 3% in the third quarter and up 3% in the first three quarters. The third quarter 1994 decline was due to the baseball strike. Radio revenues increased in 1994 due to the acquisition of Farm Journal, Inc. in late June, 1994.
Excluding Farm Journal, radio revenues decreased 3% in the third quarter and 2% in the first three quarters, due to declines at WGN-AM in Chicago caused primarily by the baseball strike. Entertainment revenues decreased $22 million in the third quarter and $32 million in the first three
14
quarters of 1994 due to the baseball strike and, to a lesser extent, fewer shows in syndication.

Operating Expenses -- Operating expenses for the group decreased 4%, or $7 million, in the third quarter and 2%, or $7 million, in the first three quarters. The decreases were principally due to a strike-related decrease in compensation costs and, for the three quarter period, a decrease in programming costs, offset partially by the addition of WLVI-Boston and Farm Journal, Inc. and startup losses for "The Road" and TV Food Network. Excluding WLVI and Farm Journal, third quarter 1994 operating expenses were down 11%, or $18 million, while the first three quarters expenses decreased 5%, or $24 million. Excluding the new businesses, programming costs decreased 2%, or $1 million, for the quarter and 9%, or $17 million, for the first three quarters due to the airing of lower cost programs at the television stations and a reduction in production costs due to a reduced level of original programming at Tribune Entertainment. Compensation costs decreased 20%, or $12 million, in the third quarter and 5%, or $7 million, in the first three quarters. Startup losses on "The Road" and TV Food Network were $3 million in the 1994 third quarter and $9 million in the first three quarters.

EQUITY IN QUNO NET INCOME (LOSS)

     The Company's equity in QUNO's 1994 third quarter net income was $3.9 million, which contributed $.06 per share to earnings on a primary basis. The Company's share of QUNO's three quarter net loss was $5.8 million, or $.09 per share. In 1993, the Company's share of QUNO's third quarter and three quarter net losses were $5.8 million and $11.3 million, which reduced primary net income per share by $.09 and $.17, respectively. The improvement in QUNO's results was due to increased newsprint demand and lower foreign currency exchange losses.

INTEREST INCOME AND EXPENSE

     Interest income increased 16% to $5 million for the third quarter and 3% to $15 million for the first three quarters of 1994. Interest expense increased 2% to $5 million in the third quarter and decreased 16% to $16 million in the first three quarters due to lower debt levels.

INCOME TAX EXPENSE

     The Company's effective income tax rate, excluding equity in QUNO's net income (loss) and the gain on the sale of QUNO common stock, decreased to 40.5% in the first three quarters of 1994 from 41.0% in 1993, and in the 1994 third quarter decreased to 39.4% from 43.1% last year. The 1993 15 third quarter included the retroactive impact, to the first of the year, of a 1% increase in the federal statutory rate.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES
- ----------------------------------------------------

     Net cash provided by operations for the first three quarters of 1994 was $277 million compared to $219 million in the first three quarters of 1993. The increase was due primarily to higher net income and changes in working capital. Net cash used for investments was $120 million for the first three quarters of 1994 compared to $30 million for the corresponding 1993 period. The first three quarters of 1994 period included $95 million of proceeds received by the Company from the sale of 5.5 million shares of QUNO common stock, the acquisition of The Wright Group in February 1994 for approximately $100 million in cash, the acquisition of WLVI-Boston (Ch. 56) in April 1994 for approximately $25 million in cash, the acquisition of Farm Journal, Inc. in June 1994 for approximately $17.5 million in cash and capital expenditures of $58 million. These acquisitions were financed with available cash. The 1993 period included debt repayments of $180 million received from QUNO as a result of its initial public offering and debt issuances. In March 1994, Tribune contributed to a partnership in which it had a 50% interest, the $35 million mortgage note it held on an office building owned and operated by the partnership. This increased the Company's ownership interest in the partnership to 99%. The partnership's financial statements are consolidated in Tribune's consolidated financial statements since the date of the mortgage note contribution. Capital expenditures for fiscal year 1994 are expected to be approximately $90 million, related to a variety of modernization and normal replacement projects.
     Net cash used for financing activities in the first three quarters was $112 million in 1994 compared to $190 million in 1993. Net cash used for financing activities in 1994 included debt repayment of $55 million and dividends of $62 million. Dividends on common stock in the first three quarters of 1994 increased 8% to $.78 per share from $.72 per share. In the 1994 third quarter 181,200 shares of common stock were acquired for $9 million. The Company plans to acquire additional shares in the fourth quarter. At September 25, 1994, the Company had authorization to repurchase 718,800 additional shares of its common stock. Net cash used for financing activities in 1993 included a $242 million reduction in debt primarily funded from the proceeds received from the QUNO stock offering and debt financing and $78 million of Medium Term Notes, Series B issued in September 1993.
     The Company expects to fund capital expenditures, dividends and other operating requirements for the remainder of 1994 primarily with net cash provided by operations.
16
                      PART II.   OTHER INFORMATION


Item 5.   Other Information.
          -------------------

     The computation of the ratios of earnings to fixed charges, filed herewith as Exhibit 12, is incorporated herein by reference.



Item 6.   Exhibits and Reports on Form 8-K.
          ---------------------------------

     (a)  Exhibits.

          11 - Statements of computation of primary and fully diluted net income per share.

          12  -  Computation of ratios of earnings to fixed charges.

          27  -  Financial Data Schedule

     (b)  Reports on Form 8-K.

          No reports have been filed on Form 8-K during this quarter.




17
















                                         SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                      TRIBUNE COMPANY
                                      (Registrant)


Date:   November 8, 1994              R. Mark Mallory
                                      Vice President and Controller
                                      (on behalf of the Registrant
                                      and as Chief Accounting Officer)








18