Form 10-K405
period 1994-12-25
TRIBUNE CO
filed 1995-03-22
CIK 726513

                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


              /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 1994

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

                                            Name of each exchange on
Title of each class                         which registered
- -------------------                         ------------------------
Common Stock (without par value)            New York Stock Exchange
Preferred Share Purchase Rights             Chicago Stock Exchange
                                            Pacific Stock Exchange

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X . No    .
                                              ----   ----

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Aggregate market value of the Company's voting stock held by non-affiliates on March 7, 1995, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $3,132,000,000.

   At March 7, 1995 there were 65,757,111 shares of the Company's Common Stock outstanding.

   The following documents are incorporated by reference, in part:

   1994 Annual Report to Stockholders (Parts I and II, to the extent described therein).

   Definitive Proxy Statement for the May 2, 1995 Annual Meeting of Stockholders
      (Part III, to the extent described therein).

                                    PART I

ITEM 1.  BUSINESS.

  Tribune Company (the "Company") is an information and entertainment company. Through its subsidiaries, the Company is engaged in the publishing of newspapers, books and information in print and digital formats and the broadcasting, production and syndication of information and entertainment in metropolitan areas in the United States. The Company also has an ownership interest in a Canadian newsprint manufacturer. The Company was founded in 1847 and incorporated in Illinois in 1861. As a result of a corporate restructuring in 1968, the Company became a holding company incorporated in Delaware. References in this report to "Tribune Company" or "the Company" include Tribune Company and its subsidiaries, unless the context otherwise indicates. The information in this Item 1 should be read in conjunction with the information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1994 Annual Report to Stockholders, which information is incorporated herein by reference.

BUSINESS SEGMENTS

  The Company's operations are divided for reporting purposes into three industry segments: Publishing, Broadcasting and Entertainment, and New Media/Education. These segments operate in the United States. The New Media/education segment was established in 1994 and consists of three recently acquired businesses - Contemporary Books, Inc., Compton's NewMedia and The Wright Group. Until the fourth quarter of 1994, the new media/education segment's operating results were reported within the publishing segment. Prior to 1993 the Company also had a segment called Newsprint Operations which consisted entirely of QUNO Corporation ("QUNO") and which operated in Canada.
As a result of an initial public offering completed by QUNO in February 1993, the Company's ownership interest in the newsprint operations segment was reduced from 100% to 59%, and its voting interest was reduced to 49%. On April 14, 1994 the Company reduced its ownership holdings in QUNO to 34% by selling 5.5 million shares of QUNO common stock. Newsprint operations is no longer reported as a business segment as the Company began accounting for its investment in QUNO using the equity method in 1993. On March 20, 1991, the Company sold its New York newspaper, the Daily News. The following table sets forth operating revenue and profit information regarding each segment of the Company (in millions).


                                                     FISCAL YEAR ENDED DECEMBER
                                        -----------------------------------------------------
                                          1994       1993       1992       1991       1990
                                        ---------  ---------  ---------  ---------  ---------
Operating Revenues: (1)
  Publishing (2)......................  $1,292.4   $1,199.1   $1,166.6   $1,142.1   $1,521.2
  Broadcasting and Entertainment (3)..     764.2      727.2      684.0      617.5      624.0
  New Media/Education.................      98.3       21.2          -          -          -
                                        --------   --------   --------   --------   --------
      Total...........................   2,154.9    1,947.5    1,850.6    1,759.6    2,145.2
  Newsprint Operations................         -          -      366.3      422.1      351.7
  Intercompany........................         -          -     (117.2)    (142.5)    (138.0)
                                        --------   --------   --------   --------   --------
      Total Operating Revenues........  $2,154.9   $1,947.5   $2,099.7   $2,039.2   $2,358.9
                                        --------   --------   --------   --------   --------
Operating Profit (1) (4):
  Publishing (2) (5)..................  $  287.6   $  253.0   $  224.5   $  217.0   $  164.1
  Broadcasting and Entertainment (3)..     132.4      125.7      121.3      100.2      107.5
  New Media/Education.................       2.8        2.1          -          -          -
  Corporate expenses..................     (26.2)     (24.4)     (23.6)     (22.2)     (22.6)
                                        --------   --------   --------   --------   --------
      Total...........................     396.6      356.4      322.2      295.0      249.0
  Newsprint Operations................         -          -      (53.8)      (7.0)     (11.1)
                                        --------   --------   --------   --------   --------
      Total Operating Profit..........  $  396.6   $  356.4   $  268.4   $  288.0   $  237.9
                                        --------   --------   --------   --------   --------

- ----------
(1)  Amounts have been restated to conform to the 1994 presentation.
(2) 1990 includes revenues of $321.8 million and an operating loss of $114.5 million for the New York Daily News.
(3)  1992 includes $12.3 million of Major League Baseball expansion fees.
(4) Operating profit for each segment excludes interest income and expense, non-operating gains and losses, equity in QUNO net loss and income taxes.
(5) 1992 includes a $15.3 million charge for the disposition of The Peninsula Times Tribune.

  The following table sets forth asset information for each industry segment (in millions).

                                                   FISCAL YEAR ENDED DECEMBER
                                       -------------------------------------------------------
                                         1994        1993       1992        1991        1990
                                       --------    --------   --------    --------    --------
Assets:
  Publishing........................   $  757.9    $  880.4   $  856.4    $  861.9    $  924.3
  Broadcasting and Entertainment....    1,321.8     1,155.3    1,149.5     1,120.0     1,065.0
  New Media/Education...............      210.4       108.0          -           -           -
  Corporate (1).....................      495.7       392.7      133.2       132.2       148.6
  Intercompany receivables..........          -           -      (10.8)      (18.7)      (12.3)
                                       --------    --------   --------    --------    --------
      Total.........................    2,785.8     2,536.4    2,128.3     2,095.4     2,125.6
  Newsprint Operations..............          -           -      623.3       699.9       700.5
                                       --------    --------   --------    --------    --------
      Total Assets..................   $2,785.8    $2,536.4   $2,751.6    $2,795.3    $2,826.1
                                       --------    --------   --------    --------    --------
- ----------

(1)  Corporate assets include the investment in and advances to QUNO.

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

PUBLISHING

  The publishing segment represented 60% of the Company's consolidated operating
revenues for 1994.   The combined average circulation of the Company's daily
newspapers was approximately 1.4 million daily and 2.0 million Sunday, according to Audit Bureau of Circulation ("ABC") averages for the six-month period ended September 1994. The Company's primary newspapers are the Chicago Tribune, the Fort Lauderdale-based Sun-Sentinel and The Orlando Sentinel. In Virginia, the Company owns the Newport News Daily Press. In California, the Company owns two daily newspapers and a weekly newspaper located in suburban areas in the San Diego market. The Company also operated one daily newspaper and several weekly newspapers in Palo Alto, California, which ceased publication in March 1993.
The Company recorded a $15.3 million pre-tax charge in 1992 for the closure of these Palo Alto-based papers. For 1994, the portion of total publishing operating revenues represented by each of the Company's principal newspapers was as follows: Chicago Tribune--54%; Sun-Sentinel--21%; The Orlando Sentinel--16%; and California and Virginia Newspapers--5%. In addition, the Company owns a newspaper syndication and media marketing company, direct mail operations and other publishing-related businesses.

  Each of the Company's newspapers operates independently to most effectively meet the needs of the area it serves. Editorial policies are established by local management. The Company coordinates certain aspects of operations and resources in order to provide greater efficiency and economies of scale.

  The Company's newspapers compete for readership and advertising in varying degrees with other metropolitan, suburban and national newspapers, as well as with television, radio and other media. Competition for newspaper advertising is based upon circulation levels, readership demographics, price, service and advertiser results, while competition for circulation is based upon the content of the newspaper, service and price.

  The Company's newspapers are printed in Company-owned production facilities. The principal raw material is newsprint. In 1994, the Company's newspapers utilized approximately 408,000 metric tons of newsprint. Approximately 67% of the newspapers' supply was purchased from QUNO, with the remainder purchased from outside sources. The Company is party to a contract with QUNO expiring in 2007 to supply newsprint based on market prices. Under the contract, the Company has agreed to purchase specified minimum amounts of newsprint each year subject to certain limitations. The specified minimum annual volume is 250,000 metric tons in years 1995 to 1999, 225,000, 200,000 and 175,000 metric tons in years 2000 to 2002, respectively, and 150,000 metric tons in each of years 2003 to 2007. See "QUNO Corporation" for a discussion of the Company's investment in the newsprint manufacturing business.

  The North American newsprint industry has begun to increase newsprint prices due to increased demand for newsprint in the U.S. and overseas. Price increases in 1994 and announced 1995 increases for March 1 and May 1 would result in an approximate 40% increase in average newsprint selling prices in 1995 over 1994. This will increase newsprint expense at the Company's newspapers in 1995 by approximately $70 million. The Company expects to offset the increase, at least in part, through cost controls and expected revenue increases. QUNO Corporation, a Canadian newsprint manufacturer in which the Company has a 34% equity investment, will benefit from the price increases in 1995.

  The following table provides a breakdown of revenues for the publishing segment for the last five years, excluding revenues at the Daily News.

                    OPERATING REVENUES EXCLUDING DAILY NEWS
                                (IN THOUSANDS)

                                               FISCAL YEAR ENDED DECEMBER
                                 ----------------------------------------------------------
                                    1994        1993        1992        1991        1990
                                 ----------  ----------  ----------  ----------  ----------
Advertising:
  Retail.......................  $  461,119  $  435,107  $  427,997  $  429,340  $  442,946
  General......................     135,267     120,589     128,501     124,391     129,481
  Classified...................     385,127     336,828     311,553     300,795     356,356
                                 ----------  ----------  ----------  ----------  ----------
      Total....................     981,513     892,524     868,051     854,526     928,783
Circulation....................     242,767     246,093     238,302     234,720     222,992
Other (1) (2)..................      68,105      60,486      60,227      52,870      47,619
                                 ----------  ----------  ----------  ----------  ----------
      Total....................  $1,292,385  $1,199,103  $1,166,580  $1,142,116  $1,199,394
                                 ----------  ----------  ----------  ----------  ----------
- -----------

(1)  Amounts have been restated to conform to the 1994 presentation.
(2) Primarily includes revenues from advertising placement services, the syndication of columns, features, information and comics to newspapers, commercial printing operations, direct mail operations and other publishing-related activities.

  Total advertising revenues improved in 1994 due to linage increases in all categories and higher advertising rates. The increase in retail advertising reflects increases in the department store and food and drug categories at nearly all of the newspapers. General advertising revenues increased in 1994 due to higher advertising in the transportation and media categories. Classified advertising also increased in 1994 as help wanted, automotive and real estate advertising improved.

                            Chicago Tribune Company

  Founded in 1847, the Chicago Tribune is published daily, including Sunday, and primarily serves an eight-county market in northern Illinois and Indiana. This market ranks third in the United States in number of households. For the six months ended September 1994, the Chicago Tribune ranked 8th in average daily circulation and 6th in average Sunday circulation in the nation, based on ABC averages. Approximately 72% and 52% of the Tribune's daily and Sunday circulation, respectively, is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes. The daily edition's newsstand price increased by $.15 to $.50 and its home delivery price increased $.05 to $.40 effective September 27, 1992. The Sunday edition's newsstand price increased by $.25 to $1.50 effective April 8, 1990. The following tables set forth selected information for the Chicago Tribune daily newspaper and other related activities.

                                        AVERAGES FOR THE TWELVE MONTHS ENDED DECEMBER
                                  ----------------------------------------------------------
                                     1994        1993        1992        1991        1990
                                  ----------  ----------  ----------  ----------  ----------
CIRCULATION:
 Daily..........................     682,000     700,000     715,000     733,000     728,000
 Sunday.........................   1,092,000   1,113,000   1,114,000   1,121,000   1,119,000

                                                  FISCAL YEAR ENDED DECEMBER
                                  ----------------------------------------------------------
                                     1994        1993        1992       1991        1990
                                  ----------  ----------  ----------  ----------  ----------
                                                       (IN THOUSANDS)
ADVERTISING INCHES:
 Full Run (all zones)
  Retail........................       1,211       1,198       1,202       1,195       1,181
  General.......................         338         318         345         347         386
  Classified....................       1,320       1,214       1,183       1,213       1,452
                                  ----------  ----------  ----------  ----------  ----------
   Total........................       2,869       2,730       2,730       2,755       3,019
 Part Run.......................       5,017       4,672       4,442       4,299       4,523
 Preprinted Inserts.............       2,852       2,437       2,210       2,002       1,874
                                  ----------  ----------  ----------  ----------  ----------
   Total Inches.................      10,738       9,839       9,382       9,056       9,416
                                  ----------  ----------  ----------  ----------  ----------
OPERATING REVENUES..............  $  696,946  $  647,112  $  619,670  $  604,703  $  632,001
                                  ----------  ----------  ----------  ----------  ----------

  The 1994 improvement in advertising volume is due to increases in classified part run and preprinted inserts as additional targeted zoning options were offered to advertisers. The daily edition price increase on September 27, 1992 contributed to the decrease in circulation volume since 1992.

  Based on ABC averages for the six months ended September 1994, the Chicago Tribune had a 31% lead in total daily paid circulation and a 117% lead in Sunday paid circulation over its principal competitor, the Chicago Sun-Times. The Chicago Tribune's total advertising volume and operating revenues are estimated to be substantially greater than those of the Sun-Times. The Chicago Tribune also competes with other city, suburban and national daily newspapers, direct mail operations and other media. In September 1993, the Chicago Tribune began publishing Exito!, a weekly newspaper targeted to Spanish-speaking households. The Chicago Tribune also operates Chicago Online, a local interactive computer service that offers news and entertainment information through a joint venture with America Online, and audiotex services and publications targeted to specific consumer market segments.

                             Sun-Sentinel Company

  The Sun-Sentinel is published daily, including Sunday, and leads the Fort Lauderdale market in circulation. Approximately 66% and 64% of the Sun-Sentinel's daily and Sunday circulation, respectively, is sold through home delivery, with the remainder sold at newsstands and vending boxes. The paper's principal competition comes from the Miami Herald and national and local publications, as well as other media. The Miami/Fort Lauderdale market ranks 16th in the nation in terms of households. The newsstand price of all Sunday editions was increased by $.25 to $1.00 on November 20, 1989. In January 1992, the newsstand price of the Palm Beach Sunday edition increased by $.25 to $1.25. Prior to March 27, 1992, the News and the Sun-Sentinel, based in Fort Lauderdale, Florida, were published in the afternoon and morning, respectively. The paper was combined for Saturday and Sunday editions as the Fort Lauderdale Sun-Sentinel. The News, which accounted for approximately 3% of 1991 circulation, discontinued publication after the March 27, 1992 edition. The following tables set forth selected information for the Sun-Sentinel daily newspaper and other related activities.

                                   AVERAGES FOR THE TWELVE MONTHS ENDED DECEMBER
                                  ------------------------------------------------
                                    1994      1993      1992      1991      1990
                                  --------  --------  --------  --------  --------
CIRCULATION:
 Daily..........................   266,000   263,000   259,000   251,000   245,000
 Sunday.........................   365,000   362,000   350,000   338,000   328,000

                                            FISCAL YEAR ENDED DECEMBER
                                  ------------------------------------------------
                                    1994      1993      1992      1991      1990
                                  --------  --------  --------  --------  --------
                                                 (IN THOUSANDS)
ADVERTISING INCHES: (1)
 Full Run (all zones)
  Retail........................     1,237     1,155     1,105     1,182     1,221
  General.......................       237       203       214       214       252
  Classified....................     2,442     2,261     2,091     2,159     2,520
                                  --------  --------  --------  --------  --------
   Total........................     3,916     3,619     3,410     3,555     3,993
 Part Run.......................     2,979     2,831     2,889     2,629     2,326
 Preprinted Inserts.............     1,660     1,564     1,473     1,314     1,269
                                  --------  --------  --------  --------  --------
   Total Inches.................     8,555     8,014     7,772     7,498     7,588
                                  --------  --------  --------  --------  --------

OPERATING REVENUES..............  $267,095  $241,621  $227,519  $219,524  $228,841
                                  --------  --------  --------  --------  --------

(1) Excludes inches for Gold Coast Publications.

  The 1994 improvement in advertising volume is primarily due to increased help wanted, real estate and department store advertising. The 1991 reduction in advertising volume is attributable primarily to a slowdown in the south Florida economy.

  The Sun-Sentinel Company also owns Gold Coast, a shopper publication located in Fort Lauderdale. During 1990, 13 other shoppers and weekly publications located on Florida's Gulf Coast were sold. The Sun-Sentinel also has a commercial printing operation. In 1991, two weekly publications, XS and Exito!, targeted to young adults and Spanish-speaking households, respectively, were launched and have continued to expand readership. Like the Chicago Tribune, the Sun-Sentinel also operates audiotex services and publications targeted to specific consumer market segments.

                   Sentinel Communications Company (Orlando)

  The Orlando Sentinel is published daily, including Sunday, and serves primarily a five-county area in central Florida. It is the only major daily newspaper in the Orlando market, although it competes with other Florida and national newspapers as well as other media. Approximately 74% of the paper's daily and 67% of its Sunday circulation is sold on a home delivery basis, with the remainder sold at newsstands and vending boxes. On October 12, 1992, the weekly home delivery price was increased by $.50 to $3.75. On March 30, 1992, the newsstand price of the daily edition increased $.15 to $.50, except for most Thursday editions, which had been priced at $.50 since February 1991. The newsstand price of the Sunday edition was increased to $1.50 from $1.25 at the end of 1990. The Orlando/Daytona Beach/Melbourne market ranks 22nd among U.S. markets in terms of households. The following tables set forth selected information for The Orlando Sentinel daily newspaper and other related activities.


                                   AVERAGES FOR THE TWELVE MONTHS ENDED DECEMBER
                                  ------------------------------------------------
                                    1994      1993      1992      1991      1990
                                  --------  --------  --------  --------  --------
CIRCULATION:
 Daily..........................   269,000   269,000   281,000   283,000   280,000
 Sunday.........................   390,000   387,000   387,000   382,000   384,000

                                             FISCAL YEAR ENDED DECEMBER
                                  ------------------------------------------------
                                    1994      1993      1992      1991      1990
                                  --------  --------  --------  --------  --------
                                                   (IN THOUSANDS)
ADVERTISING INCHES:
 Full Run (all zones)
  Retail........................       971       956       985     1,074     1,074
  General.......................        99        83        90        93       118
  Classified....................     1,842     1,665     1,522     1,468     1,796
                                  --------  --------  --------  --------  --------
   Total........................     2,912     2,704     2,597     2,635     2,988
 Part Run.......................     1,884     1,766     2,024     2,157     1,890
 Preprinted Inserts.............     2,741     2,508     2,220     1,877     1,924
                                  --------  --------  --------  --------  --------
   Total Inches.................     7,537     6,978     6,841     6,669     6,802
                                  --------  --------  --------  --------  --------
OPERATING REVENUES..............  $214,125  $202,327  $196,043  $196,180  $203,307
                                  --------  --------  --------  --------  --------

  The central Florida economy continued to strengthen in 1994. Advertising volume was up overall due to improved help wanted, automotive and food and drug advertising and increased preprint volume from increased zoning. The 1991 reduction in advertising volume is attributable primarily to a slowdown in the central Florida economy.

  In 1990, The Orlando Sentinel launched US Express, a free weekly entertainment
publication that is used to distribute advertising to non-subscribers.   US
Express is syndicated nationally.

                      California and Virginia Newspapers

  The Times Advocate, located in Escondido, California, serves the northern portion of San Diego County. The Times Advocate was published weekday afternoons and Saturday and Sunday mornings until April 1992, when the weekday afternoon edition was converted to a morning edition. In 1988, the Times Advocate acquired two weekly newspaper publications, which complement the paper's daily coverage with more local news and advertising. In June 1990, one of these weekly publications, The Californian, began publishing six days a week. The Palo Alto-based Times Tribune ceased publication in March 1993.

  In 1986, the Company purchased the Daily Press/The Times-Herald in Newport News, Virginia. The Daily Press is published every morning including Sunday. The Times-Herald was published each weekday afternoon until September 1, 1991, when this edition was discontinued. The Daily Press constitutes the only major daily newspaper in the market, although it competes with other regional and national newspapers, as well as other media. In addition to Newport News, the Daily Press market includes Hampton, Williamsburg and eight other cities and counties in Virginia. This market area is commonly called the Virginia Peninsula and, together with Norfolk, Portsmouth and Virginia Beach, is the 40th largest U.S. market in terms of households. The weekly home delivery price was increased by $.30 to $2.75 in September 1992. The newsstand price of the daily edition increased by $.10 to $.35, and the Sunday edition newsstand price was increased to $1.25 from $1.00, both effective October 1, 1990. Approximately 78% of the paper's daily and 77% of its Sunday circulation is sold on a home delivery basis, with the remainder sold at newsstands and vending boxes.

  The following tables set forth selected combined information for the California and Virginia daily newspapers and other related activities.

                                   AVERAGES FOR THE TWELVE MONTHS ENDED DECEMBER
                                  ------------------------------------------------
                                    1994      1993      1992      1991      1990
                                  --------  --------  --------  --------  --------
CIRCULATION (1):
 Daily..........................   153,000   154,000   153,000   154,000   159,000
 Sunday.........................   180,000   179,000   178,000   175,000   177,000

                                           FISCAL YEAR ENDED DECEMBER
                                  ------------------------------------------------
                                   1994      1993      1992      1991      1990
                                  --------  --------  --------  --------  --------
                                                  (IN THOUSANDS)
ADVERTISING INCHES (1) (2):
 Full Run (all zones)
  Retail........................     1,204     1,111     1,114     1,154     1,269
  General.......................        80        61        61        88        99
  Classified....................     1,311     1,362     1,227     1,176     1,319
                                  --------  --------  --------  --------  --------
   Total........................     2,595     2,534     2,402     2,418     2,687
 Part Run (3)...................       764       781       801       922       948
 Preprinted Inserts (3).........     3,393     3,313     3,198     3,129     2,962
                                  --------  --------  --------  --------  --------
   Total Inches.................     6,752     6,628     6,401     6,469     6,597
                                  --------  --------  --------  --------  --------
OPERATING REVENUES  (3).........  $ 68,526  $ 65,146  $ 82,506  $ 86,323  $ 92,233
                                  --------  --------  --------  --------  --------
- -----------

(1) The Peninsula Times Tribune was closed on March 12, 1993. Circulation and inches relating to the Times Tribune have been excluded from all years presented.
(2) The Times-Herald (afternoon edition) was discontinued on September 1, 1991. Inches relating to this edition have been excluded from all years presented.
(3)  Includes related weekly publications.

  The increased inches in 1994 reflect the improving economies of both Virginia and California.


                              Related Businesses

  The Company is also involved in syndication activities, primarily through Tribune Media Services, Inc. ("TMS"), involving the marketing of columns, features, information and comic strips to newspapers; direct mail operations through AmeriComm/Illinois, acquired in 1991, and other publishing-related activities. TMS is also engaged in advertising placement services for television listings in newspapers and the development of news products and
services for electronic and print media.   Total operating revenues for these
related businesses are shown below, net of intercompany revenues.   Amounts have
been restated to conform to the 1994 presentation.

                        RELATED BUSINESS REVENUES
                        -------------------------
                             (IN THOUSANDS)
                         1994............  $45,693
                         1993............   42,897
                         1992............   40,842
                         1991............   35,386
                         1990............   43,012


                        Sale of the New York Daily News

 On March 20, 1991 the Company sold the New York Daily News to Maxwell Newspapers, Inc. ("Maxwell"). Daily News operating losses for 1991 through the date of sale were recorded in the Company's 1990 financial statements. The following table sets forth selected historical information for the New York Daily News included as part of the publishing segment in 1990 (in thousands):

                                              FISCAL YEAR ENDED
                                                DECEMBER 1990
                                              -----------------
OPERATING REVENUES:
  Advertising:
    Retail...................................          $114,151
    General..................................            47,981
    Classified...............................            43,147
                                                       --------
       Total.................................           205,279
  Circulation................................           116,222
  Other......................................               322
                                                       --------
       Total.................................          $321,823
                                                       --------

ADVERTISING INCHES:
  Full Run (all zones)
    Retail...................................               467
    General..................................               141
    Classified...............................               189
                                                       --------
       Total.................................               797
  Part Run...................................               919
  Preprinted Inserts.........................               854
                                                       --------
       Total Inches..........................             2,570
                                                       --------


BROADCASTING AND ENTERTAINMENT

  The broadcasting and entertainment segment represented 35% of the Company's consolidated operating revenues for 1994. The segment currently includes independent VHF television stations located in New York, Los Angeles, Chicago and Denver, independent UHF television stations located in Philadelphia, Boston and New Orleans, a CBS television affiliate (effective December 1994) in Atlanta, and six radio stations in New York, Chicago, Denver (2 stations) and Sacramento (2 stations). The Company acquired independent television station WLVI-Boston in April 1994, for approximately $25 million in cash. In June 1994 the Company acquired Farm Journal Inc., publisher of The Farm Journal, the nation's leading farm magazine, for approximately $17.5 million in cash. Farm Journal results are reported in radio. In January 1993, the Company acquired its two Denver radio stations, KOSI-FM and KEZW-AM, for $19.9 million in cash.
These acquisitions were accounted for as purchases.   In June 1992, the Company
exercised its warrant to acquire a controlling common equity interest in

WPHL-TV, Inc., in Philadelphia. This warrant was acquired by the Company in 1991 for $19 million in cash. The exercise of the warrant was accounted for as a purchase and the results of WPHL are included in the Company's consolidated statements of income since June 1992. In entertainment/Chicago Cubs, the Company owns the Chicago Cubs baseball team and produces and syndicates television programming. Cable programming/development includes CLTV News, a Chicago area news cable channel, and the Company's equity losses in TV Food Network, a basic cable channel specializing in nutrition and fitness programming. The following table shows sources of revenue for the broadcasting and entertainment segment for the last five years.

                              OPERATING REVENUES
                                (IN THOUSANDS)

                                              FISCAL YEAR ENDED DECEMBER
                                     -----------------------------------------------
                                       1994      1993      1992      1991      1990
                                     --------  --------  --------  --------  --------
Television (1).....................  $598,532  $536,773  $477,193  $445,883  $458,897
Radio (2)..........................    68,817    58,740    49,552    49,167    47,380
Entertainment/Chicago Cubs (3)(4)..    92,080   130,054   157,306   122,464   117,704
Cable Programming/Development......     4,768     1,646         -         -         -
                                     --------  --------  --------  --------  --------
 Total.............................  $764,197  $727,213  $684,051  $617,514  $623,981
                                     --------  --------  --------  --------  --------

(1) Includes WLVI-Boston and WPHL-Philadelphia since their acquisition on April 4, 1994 and June 5, 1992, respectively.
(2) Includes Farm Journal Inc., and KOSI/KEZW-Denver since their acquisition on June 30, 1994 and January 6, 1993, respectively.
(3)  1992 includes $12.3 million of Major League Baseball expansion fees.
(4) 1994 reflects the impact of the Major League baseball strike which began August 10, 1994.


                                  Television

  In 1994, television contributed 78% of broadcasting and entertainment operating revenues. The Company's television stations compete for audience and advertising with other television and radio stations, cable television and other media serving the same markets. Competition for audience and advertising is based upon various interrelated factors including programming content, audience acceptance and price. Selected data for the Company's television stations is shown in the following table.

                                             MARKET (1)                       MAJOR
                                      -----------------------               COMMERCIAL   EXPIRATION
                                       HOUSEHOLDS    NATIONAL              STATIONS IN     OF FCC
                                        (000'S)        RANK     CHANNEL     MARKET (2)   LICENSE (3)
                                      -----------    --------   -------    -----------   -----------
WPIX  -  New York, New York........      6,716            1     11-VHF          6          1994 (4)
KTLA  -  Los Angeles, California...      4,936            2      5-VHF          7          1993 (5)
WGN   -  Chicago, Illinois.........      3,102            3      9-VHF          7          1997
WPHL  -  Philadelphia, Pennsylvania      2,682            4     17-UHF          6          1994 (6)
WLVI  -  Boston, Massachusetts.....      2,105            6     56-UHF          7          1999
WGNX  -  Atlanta, Georgia..........      1,567           10     46-UHF          7          1997
KWGN  -  Denver, Colorado..........      1,142           18      2-VHF          6          1998
WGNO  -  New Orleans, Louisiana....        615           41     26-UHF          5          1997

- -----------
(1)  Source:  Nielsen Station Index, September 1994. Ranking of markets is based on number of television households in DMA (Designated Market Area).
(2)  Source:  1994 Television & Cable Fact Book
(3)  See "Governmental Regulation."
(4) Expired on June 1, 1994. Renewal application filed on February 1, 1994 is pending.
(5) Expired on December 1, 1993. Renewal application filed on August 2, 1993 is pending.
(6) Expired on August 1, 1994. Renewal application filed on April 1, 1994 is pending.


  Programming emphasis at the Company's stations is placed on syndicated series, feature motion pictures, local and regional sports coverage, news and children's programs. The stations acquire most of their programming from outside sources, although a significant amount is produced locally or supplied by Tribune Entertainment (see "Entertainment"). Contracts for purchased programming generally cover a period of one to seven years, with payment also typically made over several years. The expense for amortization of television broadcast rights in 1994 was approximately $223 million, which represents approximately 37% of total television operating revenues. In December 1994, WGNX-Atlanta became a CBS network affiliate. In January 1995, the Company's other television stations began broadcasting WB Network programming two hours a week.

  The Company has entered into an agreement to make a less than 50% equity investment in Qwest Broadcasting, L.L.C., a new company formed to acquire and operate television and radio stations. In November 1994, Qwest agreed to acquire television stations in Atlanta (WATL) and New Orleans (WNOL) for approximately $167 million in the aggregate. These acquisitions are pending approvals of the Federal Communications Commission and other regulatory agencies and are expected to close in 1995. The Company will provide certain services to each of the stations under a cost-sharing agreement with Qwest. As part of this transaction, Qwest has agreed to pay $150 million to WATL's current owner on December 14, 1995 even if regulatory approvals have not been received. The Company has guaranteed this payment.

  Average audience share information for the Company's television stations for the past five years is shown in the following table.

                          AVERAGE AUDIENCE SHARE (1)

                                                   YEAR ENDED DECEMBER
                                             --------------------------------
                                             1994   1993   1992   1991   1990
                                             ----   ----   ----   ----   ----
WPIX  -  New York, New York................   9.8%  10.8%  11.5%  10.5%   9.8%
KTLA  -  Los Angeles, California...........   9.3    9.5    9.5    9.8    9.8
WGN   -  Chicago, Illinois.................  10.8   11.5   12.0   13.0   13.0
WPHL  -  Philadelphia, Pennsylvania (2)....   4.8    5.8    5.0    5.0    4.8
WLVI  -  Boston, Massachusetts (3).........   5.0    5.0    5.0    5.0    5.0
WGNX  -  Atlanta, Georgia..................   7.0    7.0    7.3    7.5    6.8
KWGN  -  Denver, Colorado..................   9.8   12.0    9.8   10.3    9.8
WGNO  -  New Orleans, Louisiana............   9.5    8.0    7.8    7.3    6.8

- -----------
(1) Represents the estimated number of television households tuned to a specific station as a percent of total viewing households in a defined area. The percentages shown reflect the average Nielsen ratings shares for the February, May, July and November measurement periods for 7 a.m. to 1 a.m. daily.
(2)  Acquired June 5, 1992.
(3)  Acquired April 4, 1994.

                                     Radio

  In 1994, the Company's radio operations contributed 9% of broadcasting and entertainment operating revenues. The largest radio station owned by the Company, measured in terms of operating revenues, is WGN. Radio operations include Tribune Radio Networks, which produces and distributes farm and sports programming to radio stations, primarily in the Midwest, and Farm Journal Inc., which was acquired June 30, 1994. Selected information for the Company's radio operations is shown in the following table.

                                                                                        NUMBER OF
                                                                              NATIONAL  OPERATING
                                                                               MARKET   STATIONS IN   AUDIENCE
                                               FORMAT              FREQUENCY   RANK (1)  MARKET (2)    SHARE (3)
                                     -------------------------     ---------   --------  ------------  ---------
WQCD  -  New York, New York......    New Adult
                                       Contemporary/Jazz            101.9-FM       1          49          3.7%
WGN   -  Chicago, Illinois........   Personality/Infotainment/
                                       Sports                         720-AM       3          38          6.6%
KOSI  -  Denver, Colorado (4).....   Adult Contemporary             101.1-FM      23          29          6.3%
KEZW  -  Denver, Colorado (4).....   Nostalgia                       1430-AM      23          29          3.0%
KYMX  -  Sacramento, California...   Adult Contemporary              96.1-FM      29          25          4.7%
KCTC  -  Sacramento, California...   Nostalgia                       1320-AM      29          25          3.6%

- -----------
(1)  Source:  Radio markets ranked by Arbitron Metro Survey Area, Arbitron
              Company 1994.
(2)  Source:  Arbitron Company 1994.
(3)  Source:  Average of Winter, Spring, Summer and Fall 1994 Arbitron shares for persons 12 years old and over, 6 a.m. to midnight daily during the period measured.
(4)  Acquired January 1993.

                          Entertainment/Chicago Cubs

  In 1994, entertainment/Chicago Cubs contributed 12% of the segment's operating revenues. This portion of the broadcasting and entertainment segment includes Tribune Entertainment Company, the Chicago Cubs baseball team and two minor league baseball teams. The Major League Baseball players' contract expired on December 31, 1993. The Major League Baseball Players Association initiated a strike on August 12, 1994, and on August 28, 1994, the owners cancelled the remainder of the Major League Baseball season. Negotiations to settle the strike are continuing. The strike impacted the Company's Chicago Cubs baseball operations, and, to a lesser extent, television and radio operations. In total, the baseball strike negatively impacted the Company's primary earnings per share by approximately $.10. The Company cannot predict the ultimate outcome of the negotiations.

  Tribune Entertainment Company was formed in 1982 to acquire and develop programming for Company television stations and for syndication. Tribune Entertainment participates in the production or distribution of first-run programming, including two daily talk shows, music and variety shows, television movies and specials. Tribune Entertainment's most popular program is "Geraldo," a one-hour, daily talk show which is aired on 152 stations that cover 91% of U.S. television households and is sold internationally to many cities in Canada, as well as to several countries in Latin America and Europe. During the 1994-1995 television season, Tribune Entertainment originated approximately 13.5 hours of first-run programs per week. On average, the Company's eight television stations utilize over nine hours per week of programming furnished by Tribune Entertainment.

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

                         Cable Programming/Development

  Cable programming/development contributed 1% of the segment's operating revenues in 1994. CLTV News, a regional 24-hour cable news programming service, was launched in January 1993 and currently is available to more than 1.3 million cable households in the Chicago-area market. In 1993, the Company acquired a 31% equity share in Television Food Network, a 24-hour basic cable channel focusing on nutrition and fitness.

NEW MEDIA/EDUCATION

  The new media/education segment represented 5% of the Company's consolidated operating revenues for 1994. Until the fourth quarter of 1994, the new media/education segment's operating results were reported within the publishing segment. In July 1993, the Company acquired Contemporary Books, Inc., a publisher of nonfiction trade titles and educational books and materials, for approximately $22.0 million in cash and $18.5 million in common stock. In September 1993, the Company acquired Compton's Multimedia Publishing Group for approximately $57 million in cash. Compton's develops and distributes interactive multimedia software for the consumer and education markets. In February 1994, the Company acquired substantially all of the assets of The Wright Group, a leading publisher of supplemental education materials for the elementary school market, for approximately $100 million in cash. The acquisitions were accounted for as purchases.

  New media/education operating revenues in 1994 were $98 million. Revenues are derived from publishing supplemental education and adult education materials, trade books, and multimedia products. The multimedia products are sold primarily by Compton's and include the "Compton's Interactive Encyclopedia" and other CD-ROM titles.

QUNO CORPORATION

  In February 1993, QUNO completed an initial public offering of 9 million shares of common stock. As a result of the offering, the Company held 49% of the voting common shares and 59% of QUNO's total 22 million outstanding common shares. On April 14, 1994, the Company reduced its ownership holdings in QUNO to 34% by selling 5.5 million shares of QUNO common stock. The sale of the shares resulted in an after-tax gain of approximately $13 million, or $.19 per share on a primary basis. The pretax gain was $39 million. The Company also holds a $138.8 million subordinated debenture, convertible into 11.7 million voting common shares of QUNO. The Company has accounted for its investment in
QUNO using the equity method since the beginning of 1993.   QUNO is no longer a
business segment for reporting purposes.

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

  The following table shows sources of revenue for QUNO from 1990 through 1992, the last year QUNO's balance sheet and income statement were consolidated in the Company's financial statements.

                              OPERATING REVENUES
                        (IN THOUSANDS OF U.S. DOLLARS)

                             FISCAL YEAR ENDED DECEMBER
                            ----------------------------
                              1992      1991      1990
                            --------  --------  --------
Newsprint:
  Affiliated Customers....  $117,195  $142,585  $137,986
  Unaffiliated Customers..   224,781   255,603   185,597
Lumber and Other..........    24,293    23,940    28,155
                            --------  --------  --------
       Total..............  $366,269  $422,128  $351,738
                            --------  --------  --------

  Diminished newsprint revenues for 1992 reflect lower transaction prices.

  The Company's paper mills in Baie-Comeau and Thorold currently have annual newsprint production capacities of approximately 469,000 and 346,000 metric tons, respectively. Competition for newsprint sales is based upon price, product quality and customer service. Sales of newsprint through 1994 are shown in the following table.

                                NEWSPRINT SALES
                         (IN THOUSANDS OF METRIC TONS)

                                  FISCAL YEAR ENDED DECEMBER
                                 ----------------------------
                                 1994  1993  1992  1991  1990
                                 ----  ----  ----  ----  ----
Affiliated customers...........   256   271   266   269   250
Unaffiliated customers.........   531   471   508   473   332
                                 ----  ----  ----  ----  ----
 Total sales...................   787   742   774   742   582
                                 ----  ----  ----  ----  ----

  QUNO supplies newsprint to most of the Company's newspapers. The newspapers also purchase newsprint from other suppliers to maintain diversified sources of supply. Approximately 33% of QUNO's 1994 sales (in metric tons) were to the Company's newspapers. See "Publishing" for a discussion of the supply contract between the Company and QUNO.

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

  The Company's television and radio broadcasting operations are subject to Federal Communications Commission ("FCC") jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses, prohibit concentrations of broadcasting control inconsistent with the public interest, strictly limit common ownership of most communications media in the same market and regulate network programming and syndication of programs. The FCC also regulates certain commercial practices of local broadcast stations, including the rates charged for political advertising and the quantity of advertising within children's programs. The Company is permitted to own both newspaper and broadcast operations in the Chicago market by virtue of "grandfather" provisions in the FCC regulations. Licensees are currently permitted to own up to 12 television stations, 18 AM radio stations and 18 FM radio stations. These numerical limits are subject to other FCC regulations which impose geographic market restrictions and limit the percentage of the national television audience that may be reached by a licensee's television stations in the aggregate. Television and radio broadcasting licenses are subject to renewal by the FCC at five-year and seven-year intervals, respectively, and at such times may be subject to competing applications for the licensed frequencies. The Company presently has FCC authorization to operate eight television stations and three AM and three FM radio stations.

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


EMPLOYEES

  The average number of full-time equivalent employees of the Company in 1994 was 10,500, approximately 600 more than the average for 1993. This increase was due to the acquisition of The Wright Group, WLVI-Boston and Farm Journal Inc.

  Pension and other employee benefit plans are provided for substantially all employees of the Company. Eligible employees also participate in the Company's Employee Stock Ownership Plan.

  During 1994, the Company's publishing segment employed approximately 7,800 full-time equivalent employees, about 8% of whom were represented by a total of five unions. Contracts with unionized employees of the publishing segment expire at various times through October 1996.

  Broadcasting and entertainment had an average of 2,300 full-time equivalent employees in 1994. Approximately 23% of these employees are represented by a total of 22 unions.

  New media/education had an average of 400 full-time equivalent employees in 1994. None of these employees are represented by unions.

EXECUTIVE OFFICERS OF THE COMPANY

  Information with respect to the executive officers of the Company is set forth below. The descriptions of the business experience of these individuals include the principal positions held by them since March 1990.

Robert D. Bosau (48)

Executive Vice President/General Manager, Tribune New Media since August 1994; Vice President/Administration of Tribune Publishing Company* from 1991 to August 1994; Vice President/Human Resources of the Company from 1987 to 1991.

Charles T. Brumback (66)

Chairman since January 1993, Chief Executive Officer since August 1990 (Chief Operating Officer until July 1990) and President from January 1989 to May 1994 of the Company; Director of the Company since 1981.

Joseph D. Cantrell (50)

Executive Vice President, Tribune Publishing Company* since August 1994; President of The Daily Press, Inc.* and Publisher of the Daily Press from 1986 to August 1994.

James C. Dowdle (61)

Executive Vice President/Media Operations since August 1994, Executive Vice President of the Company since August 1991; President and Chief Executive Officer of Tribune Broadcasting Company* since 1981; Director of the Company since 1985.

Dennis J. FitzSimons (44)

Executive Vice President, Tribune Broadcasting Company* since August 1994; President of Tribune Television* from 1992 to August 1994; Vice
President/General Manager of WGN-TV* from 1987 to 1992.

Donald C. Grenesko (46)

Senior Vice President and Chief Financial Officer (since March 1993) and Vice President and Chief Financial Officer (from October 1991 to March 1993) of the Company; President and Chief Executive Officer (until September 1991), Chicago National League Ball Club, Inc.*

David D. Hiller (41)

Senior Vice President/Development since November 1993; Senior Vice President and General Counsel (from March to November 1993) and Vice President and General Counsel (until March 1993) of the Company; Partner, Sidley & Austin until November 1993.

John S. Kazik (52)

Senior Vice President/Information Systems since March 1993; Vice
President/Information Systems from December 1989 to March 1993 of the Company and Vice President of Chicago Tribune Company* since 1982.

John W. Madigan (57)

President and Chief Operating Officer of the Company since May 1994; Executive Vice President of the Company and President and Chief Executive Officer of Tribune Publishing Company* from August 1991 to May 1994; Publisher of the Chicago Tribune from August 1990 to May 1994 and President and Chief Executive Officer of Chicago Tribune Company* until September 1993. Director of the Company since 1975.

John T. Sloan (43)

Senior Vice President/Administration since March 1993 and Vice President/Human Resources of the Company from August 1991 to March 1993; Vice President and Director of Human Resources of the New York Daily News until July 1991.
- -----------
* A subsidiary of the Company.

ITEM 2.  PROPERTIES.

  The corporate headquarters of the Company are located at 435 North Michigan Avenue, Chicago, Illinois. The general character, location and approximate size of the principal physical properties used by the Company at December 25, 1994 are listed below. In addition to those listed, the Company owns or leases transmitter sites, parking lots and other properties aggregating approximately 450 acres in 58 separate locations, and owns or leases an aggregate of approximately 1,590,000 square feet of space in 185 separate locations. Included in these figures are 62 acres and 233,000 square feet of space owned by the Company which had previously been owned by the New York Daily News. On March 20, 1991, the Company sold the Daily News, and these properties are in the process of being sold. Also included in these figures are 82,000 square feet of space owned by The Peninsula Times Tribune. On March 12, 1993 the Times Tribune ceased publication. Since then, the Company has been in the process of selling the property owned in Palo Alto, California. The Company also owns the 39,000-seat stadium used by the Chicago Cubs baseball team. The Company considers its various properties to be in good condition and suitable for the purposes for which they are used.

                                                    APPROXIMATE AREA IN SQUARE FEET
                                                    -------------------------------
         GENERAL CHARACTER OF PROPERTY                   OWNED           LEASED
                                                       ---------         -------
Publishing:
Printing plants, business and editorial
  offices, and warehouse space located in:
   Chicago, Illinois..............................     1,327,000 (1)      74,000
   Orlando, Florida...............................       406,000         101,000
   Fort Lauderdale, Florida.......................       279,000 (2)      44,000
   Deerfield Beach, Florida.......................       386,000               -
   Newport News, Virginia.........................       207,000               -
   Escondido, California..........................        62,000               -

Broadcasting and Entertainment:
Business offices, studios, garages and
  transmitters located in:
   Chicago, Illinois..............................        99,000           4,000
   Oak Brook, Illinois............................             -          69,000
   Los Angeles, California........................       253,000               -
   Boston, Massachusetts..........................        28,000               -
   Denver, Colorado...............................        43,000           7,000
   Philadelphia, Pennsylvania.....................       137,000           3,000
   New York, New York.............................             -         100,000 (3)
   New Orleans, Louisiana.........................             -          17,000
   Atlanta, Georgia...............................             -          21,000

New Media/Education:
Business offices and warehouse space located in:
   Chicago, Illinois..............................       185,000          34,000
   Carlsbad, California...........................             -          74,000
   Bothell, Washington............................             -          60,000

- -----------
(1) Includes Tribune Tower, an approximately 630,000 square foot office building in downtown Chicago, and Freedom Center, the approximately 697,000 square feet production center of the Chicago Tribune. Tribune Tower houses the Company's corporate headquarters, the Chicago Tribune's business and editorial offices, offices of various subsidiary companies and approximately 80,630 square feet of space leased to unaffiliated tenants. Freedom Center houses the Chicago Tribune's printing, packaging and distribution operations.

(2) Represents New River Center, an approximately 279,000 square feet office building in downtown Fort Lauderdale. New River Center houses the business and editorial offices of the Sun-Sentinel, which occupies approximately 91,000 square feet. The remaining space is leased to or available for commercial tenants.

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

  The State of Florida Department of Environmental Protection ("DEP") has issued a preliminary draft report identifying the Company's subsidiary, Sentinel Communications Company (the "Sentinel"), as a source of certain trichloroethene
(TCE) groundwater contamination in downtown Orlando, Florida. Based upon separate environmental reviews performed by the Company's environmental consultants, management believes that many of the findings contained in the DEP's preliminary draft report are inaccurate and that the Sentinel is not the source of the extensive contamination.

  The Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its consolidated financial position or results of operations.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

  Not Applicable.

                                    PART II


ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

  The Company's Common Stock is presently listed on the New York, Chicago and Pacific stock exchanges. The high and low sales prices of the Common Stock by fiscal quarter for the two most recent fiscal years, as reported on the New York Stock Exchange Composite Transactions list, were as follows:

                                             1994              1993
                                        ----------------  ----------------
  QUARTER                                HIGH      LOW     HIGH      LOW
                                        -------  -------  -------  -------

  First...............................  $61 7/8  $55      $56 7/8  $47 5/8
  Second..............................   64 1/2   54       56 1/4   50
  Third...............................   56 5/8   50 1/4   55       48 3/8
  Fourth..............................   56 1/8   48 7/8   61 1/4   50 7/8

  At March 7, 1995 there were 4,554 record holders of the Company's Common
Stock.

  Quarterly cash dividends declared on Common Stock were $.26 per share in 1994 and were $.24 per share in 1993. Total cash dividends declared on Common Stock by the Company were $69,907,000 for 1994 and $63,799,000 for 1993.


ITEM 6.  SELECTED FINANCIAL DATA.

  The information for the years 1990 through 1994 contained under the heading "Eleven Year Financial Summary" in the Company's 1994 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

  The information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1994 Annual Report to Stockholders is incorporated herein by reference.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

  The Company's Consolidated Financial Statements and Notes thereto and the information contained under the heading "Business Segments" appearing on pages 43 through 60 of the Company's 1994 Annual Report to Stockholders, together with the report thereon of Price Waterhouse LLP dated January 27, 1995, appearing on page 42 of such Annual Report and the information contained under the heading "Quarterly Results" on pages 62 and 63, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

  Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

  The information contained under the heading "Executive Officers of the Company" in Item 1 hereof, and the information under the heading "Election of Directors" in the definitive Proxy Statement for the Company's May 2, 1995 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

  The information contained under the heading "Executive Compensation" (except those portions relating to Item 13, below) in the definitive Proxy Statement for the Company's May 2, 1995 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

  The information contained under the subheadings "Principal Stockholders" and "Management Ownership" under the heading "Ownership Information" in the definitive Proxy Statement for the Company's May 2, 1995 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

  The information contained under the heading "Executive Compensation" (except those portions relating to Item 11, above) and the subheadings "Compensation of Directors" and "Other Transactions" in the definitive Proxy Statement for the Company's May 2, 1995 Annual Meeting of Stockholders, is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)&(2) Financial Statements and Financial Statement Schedules filed as part of this report

           As listed in the Index to Financial Statements and Financial Statement Schedule on page 22 hereof.


    (a)(3) Index to Exhibits filed as part of this report

           As listed in the Exhibit Index beginning on page 25 hereof.


    (b)    Reports on Form 8-K

           No Reports on Form 8-K were filed in the last quarter of the period covered by this report.

                                  SIGNATURES


  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 1995.


                                   TRIBUNE COMPANY



                                    By:   Charles T. Brumback
                                          Chairman/CEO

  Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 1995.



      Signature                            Title
      ---------                            -----



 Charles T. Brumback       Chairman/CEO and Director
                            (principal executive officer)



 John W. Madigan           President and Chief Operating Officer and Director



 James C. Dowdle           Executive Vice President and Director



 Donald C. Grenesko        Senior Vice President and Chief Financial Officer
                            (principal financial officer)

      Signature                         Title
      ---------                         -----



 R. Mark Mallory           Vice President and Controller
                            (principal accounting officer)



 Stanton R. Cook                   Director



 Diego E. Hernandez                Director



 Newton N. Minow                   Director



 Donald H. Rumsfeld                Director

                                TRIBUNE COMPANY

                         INDEX TO FINANCIAL STATEMENTS
                       AND FINANCIAL STATEMENT SCHEDULE

                                                                                            PAGE
                                                                                            ----
Consolidated Statements of Income for each of the three fiscal years in the
 period ended December 25, 1994............................................................   *

Consolidated Statements of Financial Position at December 25, 1994 and
 December 26, 1993.........................................................................   *

Consolidated Statements of Cash Flows for each of the three fiscal years in
 the period ended December 25, 1994........................................................   *

Consolidated Statements of Stockholders' Investment for each of the three
 fiscal years in the period ended December 25, 1994........................................   *

Notes to Consolidated Financial Statements.................................................   *

Report of Independent Accountants on Consolidated Financial Statements.....................   *

Report of Independent Accountants on Financial Statement Schedule..........................   23

Financial Statement Schedule for each of the three fiscal years in the
 period ended December 25, 1994............................................................   24

 Schedule II      Valuation and qualifying accounts and reserves.

- -----------
* Incorporated by reference to the Company's 1994 Annual Report to Stockholders. See Item 8 of this Annual Report on Form 10-K.

                          ---------------

  All other schedules required under Regulation S-X are omitted because they are not applicable, not required or the required information is shown in the consolidated financial statements or notes thereto. Financial statements of entities accounted for by the equity method have been omitted because they do not constitute significant subsidiaries.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of Tribune Company

Our audits of the consolidated financial statements referred to in our report dated January 27, 1995 appearing in the 1994 Annual Report to Stockholders of Tribune Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



PRICE WATERHOUSE LLP



Chicago, Illinois
January 27, 1995

                                                                     SCHEDULE II

                       TRIBUNE COMPANY AND SUBSIDIARIES

          SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                           (IN THOUSANDS OF DOLLARS)

================================================================================

                                                         ADDITIONS
                                             BALANCE AT  CHARGED TO               BALANCE
                                             BEGINNING   COSTS AND               AT END OF
     DESCRIPTION                             OF PERIOD    EXPENSES   DEDUCTIONS   PERIOD
     -----------                            -----------  ----------  ----------  ---------

Valuation accounts deducted from assets
  to which they apply:


Year ended December 25, 1994
 Allowance for doubtful accounts:
   Bad debts.............................      $17,589     $18,024    $11,149     $24,464
   Rebates, volume discounts and other...        7,843      18,284     16,593       9,534
                                               -------     -------    -------     -------
    Total................................      $25,432     $36,308    $27,742     $33,998
                                               =======     =======    =======     =======

Year ended December 26, 1993
 Allowance for doubtful accounts:
   Bad debts.............................      $19,329     $12,932    $14,672(1)  $17,589
   Rebates, volume discounts and other...        4,082      19,460     15,699       7,843
                                               -------     -------    -------     -------
    Total................................      $23,411     $32,392    $30,371     $25,432
                                               =======     =======    =======     =======

Year ended December 27, 1992
 Allowance for doubtful accounts:
   Bad debts.............................      $19,423     $14,924    $15,018     $19,329
   Rebates, volume discounts and other...        3,926      15,299     15,143       4,082
                                               -------     -------    -------     -------
    Total................................      $23,349     $30,223    $30,161     $23,411
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

  10.1b o* Consulting agreement dated as of December 14, 1993 between Tribune Company and Stanton R. Cook (Exhibit 10.1b to Annual Report on Form 10-K for 1993).

  10.2a o* Employment agreement dated as of July 27, 1993 between Tribune Company and Charles T. Brumback (Exhibit 10.2a to Annual Report on Form 10-K for 1993).

  10.2b o* Amendment dated February 15, 1994 to employment agreement dated as of July 27, 1993 between Tribune Company and Charles T. Brumback (Exhibit 10.2b to Annual Report on Form 10-K for 1993).

  10.2c o Termination of Employment Agreement dated December 22, 1994 between Tribune Company and Charles T. Brumback.

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

  NUMBER                             DESCRIPTION
  ------                             -----------

  10.4b  o*  First Amendment of Tribune Company Supplemental Retirement Plan,
             effective January 1, 1994 (Exhibit 10.4b to Annual Report on Form 10-K for 1993).

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

  10.7   o   Tribune Company Directors' Deferred Compensation Plan, as amended and restated on July 1, 1994.

  10.8   o*  Tribune Company Bonus Deferral Plan, dated as of December 14, 1993
             (Exhibit 10.8 to Annual Report on Form 10-K for 1993).

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

  10.11  o   Tribune Company 1992 Long-Term Incentive Plan, dated as of April
             29, 1992 and as amended and in effect on April 19, 1994.

  10.12a o*  1988 Restricted Stock Plan For Outside Directors, dated February
             16, 1988 (Exhibit 10.12 to Annual Report on Form 10-K for 1992).

  10.12b o*  Amendment effective April 28, 1992 to the 1988 Restricted Stock
             Plan For Outside Directors (Exhibit 10.12b to Annual Report on Form 10-K for 1993).

  10.13  o*  Tribune Company Executive Financial Counseling Plan, dated
             October 19, 1988 and as amended effective January 1, 1994 (Exhibit
             10.13 to Annual Report on Form 10-K for 1993).

  10.14  o   Tribune Company Amended and Restated Transitional Compensation
             Plan for Executive Employees, effective as of January 1, 1995.

NUMBER                               DESCRIPTION
- ------                               -----------

  10.15  o*  Tribune Company Supplemental Defined Contribution Plan, effective as of January 1, 1994 (Exhibit 10.15 to Annual Report on Form 10-K for 1993).

  10.16   *  Amended and Restated Agreement of Limited Partnership of Two
             Twenty East Limited Partnership, dated as of November 5, 1982, and first amendment thereto dated December 6, 1982 (Exhibit 10.25 in File No. 2-86087).

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

  11         Statements of Computation of Primary and Fully Diluted Net Income
             Per Share.

  12         Computation of Ratios of Earnings to Fixed Charges.

  13 The portions of the Company's 1994 Annual Report to Stockholders which are specifically incorporated herein by reference.

  21         Table of subsidiaries of Tribune Company.

  23         Consent of Independent Accountants.

  27         Financial Data Schedule

  99 Form 11-K financial statements for Tribune Company Savings Incentive Plan (to be filed by amendment).