Form 10-Q
period 1995-03-26
TRIBUNE CO
filed 1995-05-10
CIK 726513

SECURITIES AND EXCHANGE COMMISSION
                                WASHINGTON, D.C. 20549

                                     FORM 10-Q


/X/         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                OF THE SECURITIES EXCHANGE ACT OF 1934


              For the quarterly period ended March 26, 1995


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



     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     At May 5, 1995 there were 65,128,625 shares outstanding of the Company's Common Stock (without par value).

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                     TRIBUNE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)
                                (Unaudited)
                                                                 First Quarter Ended
                                                           --------------------------------
                                                           March 26, 1995     March 27,1994
                                                           --------------     -------------
Operating revenues.......................................        $532,790          $480,718
Operating expenses
Cost of sales (exclusive of
  items shown below).....................................         270,842           240,566
Selling, general and administrative......................         139,814           129,388
Depreciation and amortization of intangible assets.......          30,100            26,162
                                                                ---------         ---------
Total operating expenses.................................         440,756           396,116
                                                                ---------         ---------
Operating profit.........................................          92,034            84,602

Equity in QUNO net income (loss).........................           4,081            (9,123)
Gain on sale of America Online stock.....................          15,272                 -
Interest income..........................................           4,321             4,622
Interest expense.........................................          (4,263)           (5,848)
                                                                ---------         ---------
Income before income taxes...............................         111,445            74,253

Income taxes.............................................         (43,482)          (34,184)

Net income...............................................          67,963            40,069
Preferred dividends, net of tax..........................          (4,621)           (4,644)
                                                                ---------         ---------

Net income attributable to common shares.................       $  63,342         $  35,425
                                                                =========         =========

Net income per share:
Primary                                                         $     .96         $     .53
                                                                =========         =========
Fully diluted                                                   $     .89         $     .49
                                                                =========         =========

Dividends per common share...............................       $     .28         $     .26
                                                                =========         =========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                           (In thousands of dollars)
                                                      March 26, 1995  December 25, 1994
                                                      --------------  -----------------
                                                      (Unaudited)
ASSETS
Current assets
Cash and short-term investments.....................      $   67,049        $   21,824
Accounts receivable, net............................         283,690           313,316
Broadcast rights....................................         185,380           155,754
Inventories, prepaid expenses and other.............          63,142            52,650
                                                          ----------        ----------
Total current assets................................         599,261           543,544

Investment in and advances to QUNO..................         265,176           265,818

Property, plant and equipment.......................       1,335,803         1,316,715
Accumulated depreciation............................        (693,142)         (675,684)

Net properties......................................         642,661           641,031
                                                          ----------        ----------
Broadcast rights....................................         175,514           195,535
Intangible assets, net..............................         829,556           834,596
Mortgage note receivable from affiliate.............          82,536            83,314
Other...............................................         236,505           221,987
                                                          ----------        ----------
Total assets........................................      $2,831,209        $2,785,825
                                                          ==========        ==========
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
Contracts payable for broadcast rights..............      $  176,516        $  145,026
Deferred income.....................................          61,090            35,766
Income taxes........................................          50,847            19,291
Accounts payable, accrued expenses and
  other current liabilities.........................         331,150           329,603
                                                          ----------        ----------
Total current liabilities...........................         619,603           529,686

Long-term debt......................................         406,185           411,200
Deferred income taxes...............................         156,091           149,521
Contracts payable for broadcast rights..............         203,293           218,102
Other...............................................         146,469           144,336
                                                          ----------        ----------
Total liabilities...................................       1,531,641         1,452,845

Stockholders' investment
Series B convertible preferred stock................         322,917           329,286
Common stock........................................           1,018             1,018
Additional paid-in capital..........................         112,203           112,624
Retained earnings...................................       1,793,001         1,743,417
Treasury stock (at cost)............................        (720,388)         (636,561)
Unearned compensation related to ESOP...............        (274,101)         (274,101)
Cumulative translation adjustment...................         (20,757)          (20,675)
Unrealized gain on investments......................          85,675            77,972
                                                          ----------        ----------
Total stockholders' investment......................       1,299,568         1,332,980
                                                          ----------        ----------
Total liabilities and stockholders' investment......      $2,831,209        $2,785,825
                                                          ==========        ==========

See Notes to Condensed Consolidated Financial Statements.


                              TRIBUNE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands of dollars)
                                     (Unaudited)

                                                                   First Quarter Ended
                                                              -----------------------------
                                                              March 26, 1995  March 27,1994
                                                              --------------  -------------
Operations
Net income....................................................      $ 67,963       $ 40,069

Adjustments to reconcile net income to net cash
    provided by operations:
        Equity in QUNO net (income) loss......................        (4,081)         9,123
        Gain on sale of America Online stock..................       (15,272)             -
        Depreciation and amortization of intangible
          assets..............................................        30,100         26,162
        Other, net............................................        91,295         73,425
                                                                   ---------      ---------
Net cash provided by operations...............................       170,005        148,779
                                                                   ---------      ---------

Investments
Capital expenditures..........................................       (21,417)       (18,068)
Acquisitions..................................................        (8,000)       (93,927)
Proceeds from sale of America Online stock....................        16,729              -
Other, net....................................................         2,118         (7,619)
Net cash used for investments.................................       (10,570)      (119,614)
                                                                   ---------      ---------

Financing
Repayments of long-term debt..................................        (5,303)       (17,260)
Sale of common stock to employees, net........................         4,243          4,536
Purchase of treasury stock....................................       (89,140)             -
Dividends.....................................................       (18,379)       (17,424)
Redemption of preferred stock.................................        (5,631)             -
                                                                   ---------      ---------
Net cash used for financing...................................      (114,210)       (30,148)
                                                                   ---------      ---------
Net increase (decrease) in cash and short-term investments....        45,225           (983)
                                                                   ---------      ---------

Cash and short-term investments at the beginning of year......        21,824       18,524
                                                                   ---------      ---------

Cash and short-term investments at the end of quarter.........     $  67,049      $  17,541
                                                                   =========      =========


See Notes to Condensed Consolidated Financial Statements.

               TRIBUNE COMPANY AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

Note 1:
- ------

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the "Company" or "Tribune") as of March 26, 1995 and the results of their operations and their cash flows for the quarters ended March 26, 1995 and March 27, 1994. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 1995 presentation.


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


                               First Quarter Ended
                                  1995     1994
                                 ------   ------
Primary                          65,981   67,085
Fully diluted                    72,497   74,287

Note 3:
- ------
In March 1995, Tribune sold 200,000 shares of America Online common stock. The sale resulted in an after-tax gain of $9.1 million, or $.14 per share. This sale reduced the Company's ownership interest in America Online from approximately 8% to 6%.

On April 14, 1994, Tribune reduced its ownership holdings in QUNO Corporation ("QUNO") by selling 5.5 million shares of QUNO common stock. With this sale Tribune reduced its ownership interest in QUNO from 59% to 34%. The sale of the shares resulted in an after-tax gain of approximately $13 million, or $.19 per share, which was recorded in the second quarter of 1994. The Company retains
7.5 million shares of QUNO's 22 million common shares outstanding and also holds a U.S. $138.8 million (face value) subordinated debenture, convertible into 11.7 million voting common shares of QUNO.

Note 4:
- ------
On January 1, 1995, Tribune acquired Relocation Consultants, Inc. for approximately $8 million in cash. Relocation Consultants publishes free apartment guides and provides apartment rental referral services to prospective renters. Tribune acquired The Wright Group on February 18, 1994, for approximately $100 million in cash. The Wright Group is the leading publisher of supplemental educational materials for the elementary school market. On April 6, 1994, Tribune acquired Boston independent television station WLVI (Ch. 56) for approximately $25 million in cash. On June 30, 1994, the Company acquired Farm Journal Inc., publisher of The Farm Journal, a leading farm magazine, for approximately $17.5 million in cash. These acquisitions were accounted for as purchases, and accordingly, the results of operations of the companies have been included in the consolidated financial statements since their respective dates of acquisition.

Note 5:
- ------
Financial data for each of the Company's business segments is as follows (in thousands):

                                                               First Quarter Ended
                                                         -------------------------------
                                                         March 26, 1995   March 27, 1994
                                                         --------------   --------------
Operating revenues:
Publishing..............................................      $335,961          $314,886
Broadcasting and Entertainment..........................       176,432           146,948
New Media/Education.....................................        20,397            18,884
                                                              --------          --------
Total operating revenues................................      $532,790          $480,718
                                                              ========          ========
Operating profit:
Publishing..............................................     $  70,805         $  69,237
Broadcasting and Entertainment..........................        28,724            20,375
New Media/Education.....................................          (356)            1,330
Corporate expenses......................................        (7,139)           (6,340)
                                                             ---------         ---------
Total operating profit..................................     $  92,034         $  84,602
                                                             =========         =========

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the first quarter of 1995 to the first quarter of 1994.


SIGNIFICANT EVENTS AND TRENDS
- -----------------------------

     The Major League Baseball players' contract expired on December 31, 1993. The Major League Baseball Players Association initiated a strike on August 12, 1994, and on August 28, 1994 the owners cancelled the remainder of the 1994 Major League Baseball season. In April 1995, the National Labor Relations Board invalidated the owners' posted rules, and the players ended their strike. The 1995 baseball season began April 26, 1995. Eighteen games were lost from the 1995 season. Negotiations for the new players' contract are continuing. The strike had no impact in the first quarter of 1995 as no games were scheduled to be played. The strike and the resulting shortened season will impact the Company's Chicago Cubs baseball operations, primarily in the second quarter. However, due to strong advertiser support, contingency plans and cost controls at the broadcasting group, the strike is expected to have little overall impact on 1995 broadcasting and entertainment group results. The Company cannot predict the ultimate outcome of the negotiations.

     The North American newsprint industry has increased newsprint prices due to higher demand for newsprint in the U.S. and overseas. Three price increases in 1994 and two in 1995 (March and May) will result in an approximate 40% increase in average newsprint transaction prices in 1995 over 1994. The first quarter of 1995 saw a year-over-year increase of 30%, and the second quarter increase will be approximately 50%. The price increases will increase newsprint expense at the Company's newspapers by approximately $70 million in 1995. The Company expects to offset the increase, at least in part, through cost controls and expected revenue increases. QUNO Corporation, a Canadian newsprint manufacturer in which the Company has a 34% equity investment, will benefit from the price increases in 1995.


RESULTS OF OPERATIONS
- ---------------------

     The Company's results of operations, when examined on a quarterly basis, reflect the seasonality of advertising, which affects the results of both publishing and broadcasting and entertainment. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the 1995 first quarter reflect this seasonal pattern.

CONSOLIDATED

     The Company's consolidated operating results for the first quarters of 1995 and 1994 and the percentage change from 1994 were as follows:

(Dollars in millions,                     First Quarter
except per share amounts)            1995     1994     Change
                                    ------   ------    ------

Operating revenues                   $533     $480      +11%
Operating profit                       92       84      + 9%
Equity in QUNO net loss                 4       (9)       *
Gain on sale of AOL stock              15        -        *
Net income                             68       40      +70%
Primary net income per share          .96      .53      +81%
*Not meaningful

     In March 1995, the Company sold 200,000 shares of America Online (AOL) common stock. With this sale, Tribune reduced its position in AOL to 6%. The sale resulted in an after-tax gain of approximately $9.1 million, or $.14 per share on a primary basis.

Net Income Per Share -- Primary net income per share for the 1995 first quarter rose 81% to $.96 from $.53 in 1994. Excluding the AOL gain, primary net income per share rose 55% to $.82. This increase was due to improved operating results from the Company's newspapers and television and radio stations and equity earnings from its investment in QUNO.

Operating Profit and Revenues -- The Company's consolidated operating revenues, EBITDA (earnings before equity in QUNO net income/loss, gain on AOL stock sale, interest, taxes, depreciation and amortization) and operating profit by business segment for the first quarter were as follows:

                                           First Quarter
(Dollars in millions)                 1995      1994     Change
                                     ------    ------    ------

Operating revenues
     Publishing                       $336      $315      +  7%
     Broadcasting & Entertainment      177       147      + 20%
     New Media/Education                20        18      +  8%
                                     ------    ------
Total operating revenues              $533      $480      + 11%

EBITDA
     Publishing                       $ 89      $ 86      +  4%
     Broadcasting & Entertainment       38        28      + 33%
     New Media/Education                 2         3      - 27%
     Corporate expenses                 (7)       (6)     - 16%
                                     ------    ------
Total EBITDA                          $122      $111      + 10%

Operating profit
     Publishing                       $ 71      $ 69      +  2%
     Broadcasting & Entertainment       28        20      + 41%
     New Media/Education                 -         1      -127%
     Corporate expenses                 (7)       (6)     - 13%
                                     ------    ------
Total operating profit                $ 92      $ 84      +  9%

     As shown above, consolidated operating revenues for the 1995 first quarter rose 11% to $533 million from $480 million due to continued strength in advertising and the inclusion in 1995 of recent acquisitions -- The Wright Group in February 1994, Boston television station WLVI in April 1994 and Farm Journal Inc. in June 1994. Excluding the acquisitions, revenues were up 6%.

     Consolidated operating profit increased 9% in the 1995 first quarter and EBITDA increased 10%, primarily due to increased revenues. Publishing operating profit increased 2% due primarily to higher advertising revenues, which were mostly offset by a 30% increase in newsprint and ink expense. Broadcasting and entertainment operating profit improved 41% in the first quarter due primarily to increased television revenues and strong results in radio. Radio includes Farm Journal which was acquired June 30, 1994. New media/education incurred a first quarter 1995 loss of $.3 million compared to an operating profit of $1.3 million in 1994.

Operating Expenses -- Consolidated operating expenses increased 11% for the quarter as follows:

                                           First Quarter
(Dollars in millions)                 1995     1994    Change
                                     ------   ------   ------

Cost of sales                         $271     $241     +13%
Selling, general & administrative      140      129     + 8%
Depreciation & amortization
  of intangible assets                  30       26     +15%
                                     ------   ------
Total operating expenses              $441     $396     +11%

     Cost of sales increased 13%, or $30 million, in the 1995 first quarter due to higher newsprint and ink expense and the addition of The Wright Group, WLVI-TV Boston and Farm Journal. Excluding expenses of the three acquisitions, cost of sales increased 8% or $19 million, in the first quarter. Newsprint and ink expense increased $13 million, or 30%. The increase in selling, general and administrative expenses in 1995 was primarily attributable to the new businesses acquired and increased sales costs. Excluding the three new businesses, SG&A expenses increased $3 million, or 3%, as sales costs rose $3 million. The increase in depreciation and amortization of intangible assets reflects the addition of the three acquisitions and capital expenditures made in 1994.

PUBLISHING

Operating Profit and Revenues -- The following table shows publishing operating revenues, EBITDA and operating profit split between daily newspapers and other publications/services/development. The latter category includes syndication of editorial products, advertising placement services, alternative publications, alternate delivery services, direct mail operations, online/electronic products and, for EBITDA and operating profit, the Company's equity losses from its investment in Picture Network International.

                                                    First Quarter
(Dollars in millions)                          1995      1994     Change
                                              ------    ------    ------
Operating revenues
     Daily newspapers                          $315      $296      + 6%
     Other publications/services/development     21        19      +12%
                                              ------    ------
Total operating revenues                       $336      $315      + 7%

EBITDA
     Daily newspapers                          $ 90      $ 87      + 4%
     Other publications/services/development     (1)       (1)     +32%
                                              ------    ------
Total EBITDA                                   $ 89      $ 86      + 4%

Operating profit
     Daily newspapers                          $ 73      $ 71      + 2%
     Other publications/services/development     (2)       (2)     +21%
                                              ------    ------
Total operating profit                         $ 71      $ 69      + 2%

     Publishing operating revenues for the quarter increased 7% to $336 million from $315 million in 1994 due mainly to an 8% increase in newspaper advertising revenues. Operating profit for the 1995 first quarter was $71 million, up 2% from $69 million in 1994 as the revenue increases were mostly offset by a 30% increase in newsprint and ink expense. Daily newspapers operating margins decreased to 23.1% from 24.2% in 1994.

     Publishing group revenues by classification for the first quarter were as follows:

                                   First Quarter
(Dollars in millions)           1995      1994     Change
                               ------    ------    ------
Advertising
Retail                          $110      $105      + 5%
General                           34        35      - 4%
Classified                       109        95      +15%
                               ------    ------
     Total advertising           253       235      + 8%
Circulation                       62        63      - 1%
Other                             21        17      +20%
                               ------    ------
Total revenues                  $336      $315      + 7%

     Retail advertising revenues for the 1995 quarter increased mainly due to improvements reported in the furniture, electronic and department store categories in Chicago, and the electronics, health care and apparel store categories in Fort Lauderdale. General advertising revenues for the quarter decreased due principally to softening in the transportation, packaged goods and financial categories in Chicago. Classified advertising revenues for the quarter rose at all newspapers mainly due to increased help wanted, real estate and automotive advertising.

     Advertising linage for 1995 increased in most categories due to the continued strong advertising climate. Preprint advertising linage decreased mainly due to lower retail part run preprints. The following summary presents advertising linage for the first quarter:

                                   First Quarter
(Inches in thousands)         1995      1994     Change
                             ------    ------    ------
Full run
Retail                        1,073     1,078        -
General                         186       179      + 4%
Classified                    1,753     1,731      + 1%
                             ------    ------
   Total full run             3,012     2,988      + 1%
Part run                      2,591     2,548      + 2%
Preprint                      2,251     2,299      - 2%
                             ------    ------
Total inches                  7,854     7,835        -

     Circulation revenues were down 1% in the 1995 first quarter due mainly to discount programs in Chicago and Orlando. Total average daily circulation increased 1% to 1,428,000 copies in the first quarter, while total average Sunday circulation was up slightly.

     Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; direct mail services; and other publishing-related activities. The increase in other revenues in the 1995 first quarter resulted partly from the addition of Relocation Consultants, Inc., acquired in January 1995, which publishes free apartment guides and provides apartment rental referral services to prospective renters.

Operating Expenses -- Publishing operating expenses increased 8%, or $19 million, in the first quarter of 1995. The increase was mainly due to a $13 million, or 30%, increase in newsprint and ink expense and a $3 million, or 4%, increase in compensation expense. Newsprint prices increased 30% for the quarter and newsprint consumption increased 1%.


BROADCASTING AND ENTERTAINMENT

Operating Profit and Revenues -- The following table presents operating revenues, EBITDA and operating profit for television, radio, entertainment/Chicago Cubs and cable programming/development. Cable programming/development includes CLTV News (a regional news cable channel) and, for EBITDA and operating profit, the Company's equity losses from its investment in TV Food Network.

                                             First Quarter
(Dollars in millions)                  1995      1994     Change
                                      ------    ------    ------
Operating revenues
     Television                        $134      $119      + 13%
     Radio                               25        10      +140%
     Entertainment/Chicago Cubs          16        17      -  8%
     Cable Programming/Development        2         1      + 89%
                                      ------    ------
Total operating revenues               $177      $147      + 20%

EBITDA
     Television                        $ 39      $ 32      + 20%
     Radio                                5         2      +221%
     Entertainment/Chicago Cubs          (4)       (3)     - 36%
     Cable Programming/Development       (2)       (3)     + 19%
                                      ------    ------
Total EBITDA                           $ 38      $ 28      + 33%

Operating profit
     Television                        $ 32      $ 26      + 22%
     Radio                                4         1      +280%
     Entertainment/Chicago Cubs          (5)       (4)     - 32%
     Cable Programming/Development       (3)       (3)     + 17%
                                      ------    ------
Total operating profit                 $ 28      $ 20      + 41%

     First quarter 1995 operating revenues for broadcasting and entertainment increased 20% to $177 million from $147 million in 1994 due to increases of 13% in television and 140% in radio. The improved television revenues resulted from stronger advertising revenues, primarily at WGN-Chicago, KTLA-Los Angeles and WGNX-Atlanta, and the acquisition of WLVI-Boston. Excluding WLVI, television revenues were up 8%. Radio revenues include those of Farm Journal, acquired in June 1994. Farm Journal revenues are seasonal, with the first quarter being the strongest. Excluding Farm Journal, radio revenues increased 21% due to gains at WQCD-New York and Tribune Radio Networks. The 89% increase in cable programming/development revenues reflects the growth of CLTV News.

     Broadcasting and entertainment operating profit for the first quarter of 1995 was up 41% to $28 million from $20 million in 1994 and EBITDA was up 33% to $38 million. The increase was due to a 22% operating profit gain from television and strong results in radio, which includes the Farm Journal.
Tribune Entertainment losses increased due to lower revenues from fewer shows in syndication and development costs for the new "Charles Perez" television talk show. These losses were partially offset by lower overhead costs and increased cable copyright revenues. Chicago Cubs results were relatively unchanged as no baseball games are played in the first quarter of the year.

Operating Expenses -- Operating expenses for the group increased 17%, or $21 million, in the first quarter. The increase was principally due to the acquisitions in 1994 of WLVI-Boston and Farm Journal and the above mentioned development costs. Excluding WLVI-Boston and Farm Journal, operating expenses were up 4%, or $5 million. This increase was due to a $3 million, or 6%, increase in broadcast rights expense and a $1 million, or 4%, increase in compensation costs.

NEW MEDIA/EDUCATION

     Operating Profit and Revenues -- The following table presents operating revenues, EBITDA and operating profit for the new media/education segment.

                                    First Quarter
(Dollars in millions)            1995      1994     Change
                                ------    ------    ------

Operating revenues               $ 20      $ 18      +  8%
EBITDA                              2         3      - 27%
Operating profit                    -         1      -127%

     New media/education operating revenues were up 8% to $20 million in 1995 due to the acquisition of The Wright Group in February 1994. Excluding The Wright Group, new media/education revenues were down 20% for the quarter primarily due to lower original equipment manufacturers sales and distribution revenues at Compton's as it continues to change its focus after its restructuring in January. In education, traditional peaks occur in the summer months and the last quarter of the year, while the first quarter is generally the weakest.

     As expected, first quarter operating losses for the new media/education group were $.3 million in 1995, versus operating profit of $1.3 million in 1994. Operating gains at Contemporary Books and The Wright Group were offset by losses at Compton's.

Operating Expenses -- New media/education's operating expenses were up 18%, or $3 million, in the 1995 first quarter due to The Wright Group. Excluding The Wright Group, operating expenses were down in the quarter.


EQUITY IN QUNO NET INCOME (LOSS)

     The Company's share of QUNO's 1995 first quarter net income was $4 million, or $.06 per share on a primary basis. In the 1994 first quarter, the Company's share of QUNO's net loss was $9 million, or $.14 per share. The 1995 improvement was due to increased newsprint prices, higher sales volume and a large foreign currency exchange loss in 1994.
     On April 14, 1994, the Company reduced its ownership holdings in QUNO by selling 5.5 million shares of QUNO common stock. With this sale, the Company reduced its ownership interest in QUNO from 59% to 34%. The Company also holds a U.S. $138.8 million (face value) subordinated debenture, convertible into 11.7 million voting common shares of QUNO.


OTHER

     Interest expense decreased 27% to $4 million in the 1995 first quarter due to lower debt levels. The Company's effective income tax rate, excluding QUNO's equity income or loss, declined in the 1995 first quarter to 40.5% from 41.0%.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations for the first quarter of 1995 was $170 million compared to $149 million in the first quarter of 1994. The increase was due primarily to higher net income and changes in working capital. Net cash used for investments was $11 million for the first quarter of 1995 compared to $120 million for the corresponding 1994 period. The 1995 first quarter included the $17 million of proceeds from the sale of 200,000 shares of America Online common stock, the acquisition of Relocation Consultants, Inc. in January for approximately $8 million in cash and $21 million in capital expenditures. The 1994 first quarter included the acquisition of The Wright Group in February 1994 for approximately $100 million in cash and capital expenditures of $18 million. Capital expenditures for fiscal year 1995 are expected to total approximately $125 million, related to a variety of modernization and normal replacement projects as well as a press expansion project at Fort Lauderdale and the relocation and expansion of WPIX-New York's news and production studios.
     Net cash used for financing activities in the 1995 first quarter was $114 million compared to $30 million in 1994. Net cash used for financing activities in 1995 included treasury stock repurchases of $89 million, debt repayment of $5 million and dividends of $18 million. In the first quarter of 1995 the Company acquired approximately 1.6 million shares of its common stock, financed with available cash. At March 26, 1995, the Company had authorization to repurchase
3.3 million additional shares and expects to continue to repurchase shares in 1995, financed with available cash or commercial paper. The first quarter 1995 dividend increased 8% to $.28 per share from $.26 per share.
     The Company expects to fund capital expenditures, dividends and other operating requirements for the remainder of 1995 primarily with net cash provided by operations.
     The State of Florida Department of Environmental Protection ("DEP") has issued a preliminary draft report identifying the Company's subsidiary, Sentinel Communications Company, as a source of certain trichloroethene (TCE) groundwater contamination in downtown Orlando, Florida. Based upon separate environmental reviews performed by the Company's environmental consultants, management believes that many of the findings contained in the DEP's preliminary draft report are inaccurate and that the Sentinel is not the source of the extensive contamination. Although the Company cannot predict the ultimate resolution of this matter, based on information currently available, the Company does not believe that the resolution of this matter will have a material adverse effect on its consolidated financial position or results of operations.

                     PART II.   OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------

     (a) The Company held its annual meeting of stockholders on May 2, 1995.

     (b) No answer required.

     (c) Proposal 1 involved the election of one director to serve until the 1996 Annual Meeting and four directors to serve until the 1998 Annual Meeting. Those directors and the voting results are as follows:

                                       Votes       Votes       Votes
                                       "For"     "Not For"   "Abstained"
                                       -----     ---------   -----------

         Stanton R. Cook (1996)     64,781,427   1,487,419        --
         John W. Madigan            65,259,714   1,009,132        --
         Nancy Hicks Maynard        65,215,815   1,053,031        --
         James J. O'Connor          65,315,494     953,352        --
         Arnold R. Weber            65,266,997   1,001,849        --

         Proposal 2 involved the adoption of the Tribune Company 1995 Nonemployee Director Stock Option Plan.

                                      Votes         Votes        Votes
                                      "For"       "Not For"   "Abstained"
                                      -----       ---------   -----------

                                    54,397,574   10,978,013     893,259

         Proposal 3 involved the ratification of the selection of Price Waterhouse LLP to serve as the Company's independent certified public accountants for 1995.

                                      Votes          Votes       Votes
                                      "For"        "Not For"   "Abstained"
                                      -----        ---------   -----------

                                    65,690,453      297,692      280,701

     (d) Not applicable.


Item 5.  Other Information.
         ------------------

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

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed in the first quarter of 1995.

                         SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          TRIBUNE COMPANY
                                           (Registrant)


Date:  May 10, 1995                       R. Mark Mallory
                                          Vice President and Controller
                                          (on behalf of the Registrant
                                          and as chief accounting officer)