Form 10-K/A
period 1994-12-25
TRIBUNE CO
filed 1995-06-22
CIK 726513

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

     Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X.

     Aggregate market value of the Company's voting stock held by non-affiliates on June 13, 1995, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite
Transactions list for such date:  approximately $3,868,841,000.

     At June 13, 1995 there were 64,886,223 shares of the Company's Common Stock outstanding.

     The following documents are incorporated by reference, in part:

          1994 Annual Report to Stockholders (Parts I and II, to the extent described therein).

          Definitive Proxy Statement for the May 2, 1995 Annual Meeting of
             Stockholders (Part III, to the extent described therein).

                                     SIGNATURE


     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for 1994 as set forth in the pages attached hereto:

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


                             TRIBUNE COMPANY
                              (Registrant)



Date:  June 22, 1995         R. Mark Mallory
                             Vice President and Controller
                             (on behalf of the Registrant and as
                              chief accounting officer)

                                                         EXHIBIT 99









                 TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

          FINANCIAL STATEMENTS FOR YEARS ENDED DECEMBER 31, 1994
                        AND DECEMBER 31, 1993

                     REPORT OF INDEPENDENT ACCOUNTANTS
                     ---------------------------------





To the Participants and Administrator
of the Tribune Company Savings Incentive Plan


In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Tribune Company Savings Incentive Plan (the Plan) at December 31, 1994 and 1993, and the changes in net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.




Price Waterhouse LLP

Chicago, Illinois
June 16, 1995

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

                                                                December 31,
                                                            ---------------------
                                                               1994         1993
                                                              ------       ------
   Assets:
    Investments, at fair value:
     The Northern Trust Company Collective Short
       Term Investment Fund, at cost which
       approximates fair value (par $1)                    $62,268,896  $64,652,271
     The Northern Trust Company Collective Stock
       Index Fund; 1,640,316 units and 1,581,994
       units, respectively (cost-$51,744,246 and
       $47,321,045, respectively; net asset value
       per unit-$38.54 and $38.06, respectively)            63,217,779   60,210,692
     Tribune Company Common Stock; 1,120,264 shares
       and 1,120,035 shares, respectively (cost-
       $21,113,532 and $18,697,461, respectively;
       share price - $54.75 and $60.125, respectively)      61,334,454   67,342,104
     MFO Wellington Fund, Inc. $1 par open end fund;
       1,905,343 units and 1,579,690 units,
       respectively (cost-$37,223,234 and
       $30,613,478, respectively; net asset value
       per unit - $19.39 and $20.40, respectively)          36,944,598   32,225,675
     Participant loans                                          98,513       82,636

    Receivables:
     Contributions from participants                         1,069,145    1,001,983
     Contributions from Tribune Company                        177,881      168,270
     Interest and dividends                                    292,569      170,732
                                                          ------------ ------------
   Net assets available for benefits                      $225,403,835 $225,854,363
                                                          ============ ============

See notes to financial statements.

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

                                                   Year Ended December 31,
                                                   -----------------------
                                                      1994         1993
                                                     ------       ------
Interest                                        $  2,569,277  $  2,173,165
Dividends                                          4,500,906     3,848,088
Net realized gain (loss) on sale of investments     (128,856)    2,675,108
Change in unrealized appreciation
   (depreciation) of investments                  (8,685,197)   16,902,619
                                                ------------  ------------

   Net investment income (loss)                   (1,743,870)   25,598,980


Contributions from participants                   12,594,559    10,541,469

Contributions from Tribune Company                 1,950,958     1,795,505

Transfer of assets from other benefit plans        2,387,044             -

Distributions to participants or their
   beneficiaries                                 (15,555,585)  (18,798,052)

Administrative fees                                  (83,634)     (168,127)
                                                ------------  ------------
   Net increase (decrease) in net assets
     available for benefits                         (450,528)   18,969,775

Net assets available for benefits:
   Beginning of year                             225,854,363   206,884,588
                                                ------------  ------------
   End of year                                  $225,403,835  $225,854,363
                                                ============  ============



See notes to financial statements.

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - PLAN DESCRIPTION
- -------------------------

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

The Plan was amended and restated effective January 1, 1989 (the "Restatement Effective Date") to permit participants to direct the investment of their own 401(k) contributions in the common stock of the Company and to make legally required and other Plan changes. On December 31, 1988 the Chicago Tribune Salaried Employees' Profit Sharing Plan was frozen and in the first quarter of 1992, employee accounts under that plan were merged into the Plan. The aggregate value of the assets transferred was $134,486,752. On July 28, 1993, the Company acquired Contemporary Books, Inc. On January 6, 1994, the employee accounts under the Contemporary Books, Inc. Profit Sharing Plan were merged into the Plan. The aggregate value of the assets transferred, including participant loans, was $2,387,044.

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

Contributions
- -------------
Participants employed by a participating employer of the Company may elect to make before-tax ("salary reduction") contributions of 1% to 15% of their compensation (as defined in the Plan) subject to Plan and Internal Revenue Service limits.

The "Contributing Employers" will make a contribution to the Plan in an amount equal to 25% of the portion of the salary reduction contribution made by each participant not to exceed 4% of the participant's compensation for that period.

Investments
- -----------
The Plan's investment assets are held by The Northern Trust Company, the Plan's trustee (the "Trustee"). Separate Investment Funds are maintained under the Plan. These Funds include:

   (a) A Cash Fund which the Trustee invests in short-term cash equivalents or similar type investments;
   (b) A Diversified Stock Fund which the Trustee invests in common stocks in a broadly diversified stock portfolio, the performance of which is designed to closely track the return on the Standard & Poor's 500 Composite Stock Index;
   (c) A Company Common Stock Fund which the Trustee invests in shares of the common stock of the Company;
   (d) A Balanced Fund, which the Trustee invests in Vanguard's MFO Wellington Fund, Inc., a publicly traded mutual fund. The fund invests in common stocks of large, established companies and high quality bonds and money market securities.

Participants may elect to have all or a percentage (in 5% increments) of their contributions and their share of Contributing Employers' contributions invested in or transferred among one or more of the Investment Funds. However, in no event may participants elect that more than 50% of their contributions or 50% of their share of the employers' matching contributions be invested in the Company Common Stock Fund. The Trustee's purchases of Company Common Stock are made in the open market. Participants may change their investment options quarterly.

Effective January 1, 1995, the Plan added two investment funds, an International Fund and a Bond Fund. The International Fund invests in common stocks of non-U.S. based companies that exhibit above-average growth potential. The Bond Fund is invested in Vanguard's Bond Index Fund-Total Bond Market Portfolio, a publicly traded bond fund.

Vesting
- -------
Participants are, at all times, 100% vested in their salary reduction and matching contribution accounts.

Distributions
- -------------
Distributions of account balances are generally made to participants in a lump sum payment. An election may be made by participants to have payment deferred until the end of the calendar year. In addition, participants whose employment terminates due to retirement, disability or death may elect to receive their vested account balances in substantially equal installments over a fixed period, in lieu of a lump sum distribution. Distributions are made in cash, except that participants may elect to receive the portion invested in the Company Common Stock Fund in whole shares of Company Common Stock.

Withdrawals
- -----------
As of any quarterly valuation date, participants who are totally and permanently disabled may elect to withdraw their account balances through written notice to the Administrative Committee. Also, participants who have attained age 59 1/2 may elect to withdraw their balances by written notice to the Administrative Committee, but upon doing so will cease to be eligible to make salary reduction contributions for one year.

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

Participant loans
- -----------------
Prior to the Restatement Effective Date, the Plan permitted loans of limited amounts to participants subject to specific loan terms. As of the Restatement Effective Date, no new loans to participants can be approved, but repayment of prior loans continues. Participant loan activity is disclosed within the Cash Fund balances in Notes 4 and 5.


NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES
- ----------------------------------------

Basis of accounting
- -------------------
The financial statements of the Plan are presented on the accrual basis of accounting.

Valuation of investments
- ------------------------
Investments are stated at fair value. The fair value of the shares of the units of the Trustee's Cash Fund and Diversified Stock Fund are based on the quoted market and redemption values as determined by the Trustee on the last business day of the Plan year. The fair value of the shares of the Company's common stock and the units of the Balanced Fund are based on quoted market values on the last business day of the Plan year. The cost of investments sold is based on the weighted average method.

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

Distributions
- -------------
Distributions are recorded when paid. Amounts allocated to withdrawing participants are recorded on Form 5500 for benefit claims that have been processed and approved for payment prior to December 31 but not yet paid as of that date. Distributions payable to participants at December 31, 1994 and 1993 were $7,553,537 and $5,678,631, respectively.

Expenses of the plan
- --------------------
The Company generally pays the costs of administering the Plan and Trust, except that certain expenses described in the Trust Agreement are paid out of Plan assets and are charged to the appropriate Investment Fund.

NOTE 3 - INCOME TAX STATUS
- --------------------------

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

Lump Sum Distributions
- ----------------------
Lump sum distributions from the Plan may be taxed at ordinary income or, in special circumstances, long-term capital gain rates under lump sum distribution rules on the excess of the value of the assets received from the accounts over the participants' total after-tax contributions, if any. In general, a lump sum distribution is payment of a participant's entire account balance under the Plan within one taxable year. Participants who have attained age 59 1/2 are permitted to make a one-time election to use five-year averaging with respect to a single lump sum distribution. A tax law transition rule allows participants who have attained the age 50 by January 1, 1986 to elect to use five-year averaging under new tax rates or ten-year averaging under old tax rates with respect to a single lump sum distribution. If any lump sum distribution includes common stock of the Company, the recipient's taxable income does not include any net unrealized appreciation of the employer's securities, defined by the increase in value of the stock over the amount paid by the Trustee. Such increase is not taxed until the stock is sold. A participant may elect not to have this rule apply.

Installment Distributions
- -------------------------
If participants elect to receive their accounts in substantially equal annual installments (as a result of termination due to retirement, disability or death), the distributions will be subject to tax at ordinary income rates, except as to any portion attributable to participants' after-tax contributions.

Withdrawals During Service Period
- ---------------------------------
Participants' withdrawals from their Plan accounts while employed are taxed at ordinary income rates on the excess of the value of the assets received over their after-tax contributions, if any, not recovered by previous withdrawals or distributions. In addition, the taxable portion of the withdrawal may be subject to an additional 10% excise tax if the withdrawal is made before the participant attains age 59 1/2.

Rollovers
- ---------
Participants can avoid current taxation on the taxable portion of a lump sum distribution to the extent such amounts are rolled over into an IRA or other qualified plan. Any distribution received directly by an employee will be subject to withholding tax. The withholding tax may be avoided by having the distribution made directly into an IRA or other qualified plan. If any portion of a lump sum distribution is rolled over, the remaining portion is not eligible for the long-term capital gain and special ten-year or five-year averaging treatment described above. Amounts distributed from an IRA will be taxed at ordinary income tax rates when distributed by the IRA.

NOTE 4 - ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS BY FUND
- ----------------------------------------------------------------

December 31, 1994

                                                                              Tribune
                                                                              Company
                                                              Diversified      Common
                                                    Cash         Stock         Stock      Balanced
                                       Total        Fund         Fund          Fund         Fund
                                   -----------  -----------  ------------   ----------  -----------
 Assets:
  Investments, at fair value:
   The Northern Trust Company
     Collective Short Term
     Investment Fund               $62,268,896  $62,209,192  $     20,484   $    27,332  $    11,888
   The Northern Trust Company
     Collective Stock Index
     Fund                           63,217,779            -    63,217,779             -            -
   Tribune Company Common
     Stock                          61,334,454            -             -    61,334,454            -
   MFO Wellington Fund, Inc.        36,944,598            -             -             -   36,944,598
   Participant loans                    98,513       98,513             -             -            -

  Receivables:
   Contributions from
     participants                    1,069,145      229,361       388,141       188,890      262,753
   Contributions from
     Tribune Company                   177,881       39,237        64,051        32,557       42,036
   Interest and dividends              292,569      291,323           571           594           81
                                  ------------  -----------   -----------   -----------  -----------
 Net assets available for
   benefits                       $225,403,835  $62,867,626   $63,691,026   $61,583,827  $37,261,356
                                  ============  ===========   ===========   ===========  ===========

NOTE 4 - ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS BY FUND (Continued)
- ---------------------------------------------------------------------------

December 31, 1993

                                                                                Tribune
                                                                                Company
                                                                Diversified     Common
                                                      Cash         Stock         Stock       Balanced
                                        Total         Fund          Fund         Fund          Fund
                                     -----------  -----------  ------------   -----------  -----------
Assets:
 Investments, at fair value:
   The Northern Trust Company
     Collective Short Term
     Investment Fund                $ 64,652,271  $64,037,996  $    364,732    $   173,779    $   75,764
   The Northern Trust Company
     Collective Stock Index
     Fund                             60,210,692            -    60,210,692              -             -
   Tribune Company Common
     Stock                            67,342,104            -             -     67,342,104             -
   MFO Wellington Fund, Inc.          32,225,675            -             -              -    32,225,675
   Participant loans                      82,636       82,636             -              -             -

 Receivables:
   Contributions from
     participants                      1,001,983      243,330       366,340        168,737       223,576
   Contributions from
     Tribune Company                     168,270       42,608        60,626         29,394        35,642
   Interest and dividends                170,732      169,711           423            377           221
                                    ------------  -----------  ------------   ------------   -----------
Net assets available for
   benefits                         $225,854,363  $64,576,281   $61,002,813    $67,714,391   $32,560,878
                                    ============  ===========  ============   ============   ===========

NOTE 5 -  ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY FUND
- ----------------------------------------------------------------------------

Year Ended December 31, 1994

                                                                                  Tribune
                                                                                  Company
                                                                  Diversified      Common
                                                        Cash         Stock         Stock        Balanced
                                           Total        Fund         Fund          Fund           Fund
                                       ------------ -----------  -----------   -----------   -----------
Interest                              $  2,569,277  $ 2,538,384  $    12,949   $     7,459   $    10,485
Dividends                                4,500,906            -    1,736,723     1,154,413     1,609,770
Net realized gain (loss) on sale
  of investments                          (128,856)           -      (27,810)     (146,979)       45,933
Change in unrealized depreciation
  of investments                        (8,685,197)           -     (949,614)   (5,889,385)   (1,846,198)
                                      ------------  -----------  -----------   -----------   -----------

   Net investment income (loss)         (1,743,870)   2,538,384      772,248    (4,874,492)     (180,010)

Contributions from participants         12,594,559    2,619,534    4,617,451     2,146,958     3,210,616

Contributions from Tribune Company       1,950,958      428,631      718,501       345,173       458,653

Transfer of assets from
  other benefit plans                    2,387,044      822,508      478,564       115,039       970,933

Interfund transfers                              -    6,968,735   (4,007,137)   (3,205,071)      243,473

Distributions to participants
   or their beneficiaries              (15,555,585) (15,070,497)     153,806      (638,894)            -

Administrative fees                        (83,634)     (15,950)     (45,220)      (19,277)       (3,187)
                                       -----------  -----------  -----------   -----------    ----------

   Net increase (decrease) in net
     assets available for benefits        (450,528)  (1,708,655)   2,688,213    (6,130,564)    4,700,478

Net assets available for benefits:
   Beginning of year                   225,854,363   64,576,281   61,002,813    67,714,391    32,560,878
                                      ------------  -----------  -----------   -----------   -----------
   End of year                        $225,403,835  $62,867,626  $63,691,026   $61,583,827   $37,261,356
                                      ============  ===========  ===========   ===========   ===========

NOTE 5 - ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY FUND
- ---------------------------------------------------------------------------

Year Ended December 31, 1993
                                                                                  Tribune
                                                                                  Company
                                                                   Diversified    Common
                                                           Cash       Stock        Stock     Balanced
                                             Total         Fund       Fund         Fund        Fund
                                           --------     --------  -----------  ----------    ---------
Interest                               $  2,173,165   $ 2,157,885  $     8,607 $     3,434   $    3,239
Dividends                                 3,848,088             -    1,569,675   1,071,779    1,206,634
Net realized gain on sale
  of investments                          2,675,108             -       98,895   1,997,556      578,657
Change in unrealized appreciation
  of investments                         16,902,619             -    3,779,278  11,808,909    1,314,432
                                        -----------   -----------  ----------- -----------  -----------

   Net investment income                 25,598,980     2,157,885    5,456,455  14,881,678    3,102,962

Contributions from participants          10,541,469     2,790,275    3,881,582   1,715,294    2,154,318

Contributions from Tribune Company        1,795,505       488,119      653,365     306,632      347,389

Interfund transfers                               -    (3,724,016)  (3,125,736) (3,350,061)  10,199,813

Distributions to participants
   or their beneficiaries               (18,798,052)  (15,481,520)           -  (3,316,532)           -

Administrative fees                        (168,127)      (84,492)     (56,975)    (23,660)      (3,000)
                                        -----------    ----------  -----------  ----------   ----------
   Net increase (decrease) in net
     assets available for benefits       18,969,775   (13,853,749)   6,808,691  10,213,351   15,801,482

Net assets available for benefits:
   Beginning of year                    206,884,588    78,430,030   54,194,122  57,501,040   16,759,396
                                       ------------   -----------  ----------- -----------  -----------
   End of year                         $225,854,363   $64,576,281  $61,002,813 $67,714,391  $32,560,878
                                       ============   ===========  =========== ===========  ===========

                                                                EXHIBIT 23.1


                          CONSENT OF INDEPENDENT ACCOUNTANTS
                          ----------------------------------


We hereby consent to the incorporation by reference in the Prospectus constituting part of the Registration Statement on Form S-3 (File No. 33-45793) and in the Registration Statements on Form S-8 (File Nos. 2-90727, 33-21853, 33-26239, 33-47547 and 33-59233) of Tribune Company of our report dated
June 16, 1995 appearing on page 2 of Exhibit 99 to Tribune Company's Form 10-K, filed with this Form 10-K/A.


PRICE WATERHOUSE LLP

Chicago, Illinois
June 20, 1995