Form 10-Q
period 1995-06-25
TRIBUNE CO
filed 1995-08-09
CIK 726513

SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                 FORM 10-Q


/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 25, 1995


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


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     At July 28, 1995 there were 65,101,893 shares outstanding of the Company's Common Stock (without par value).

                       PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                     TRIBUNE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               (In thousands of dollars, except per share data)
                                (Unaudited)
                                                  Second Quarter Ended               First Half Ended
                                             -----------------------------    -----------------------------
                                             June 25, 1995    June 26,1994    June 25, 1995   June 26, 1994
                                             -------------    ------------    -------------   -------------
Operating revenues..........................      $591,792        $571,287       $1,124,582      $1,052,005
Operating expenses
Cost of sales (exclusive of
  items shown below)........................       296,018         284,481          566,860         525,047
Selling, general and administrative.........       141,995         135,623          281,809         265,011
Depreciation and amortization
  of intangible assets......................        29,268          28,398           59,368          54,560
                                                 ---------       ---------       ----------      ----------
Total operating expenses....................       467,281         448,502          908,037         844,618
                                                 ---------       ---------       ----------      ----------
Operating profit............................       124,511         122,785          216,545         207,387

Equity in QUNO net income (loss)............         8,315            (636)          12,396          (9,759)
Gain on sale of QUNO stock..................             -          39,381                -          39,381
Gain on sale of America Online stock........             -               -           15,272               -
Interest income.............................         4,163           5,167            8,484           9,789
Interest expense............................        (4,620)         (5,135)          (8,883)        (10,983)
                                                 ---------       ---------       ----------      ----------
Income before income taxes..................       132,369         161,562          243,814         235,815

Income taxes................................       (50,242)        (76,530)         (93,724)       (110,714)
                                                 ---------       ---------       ----------      ----------
Net income..................................        82,127          85,032          150,090         125,101
Preferred dividends, net of tax.............        (4,622)         (4,643)          (9,243)         (9,287)
                                                 ---------       ---------       ----------      ----------

Net income attributable to common shares....     $  77,505       $  80,389       $  140,847      $  115,814
                                                 =========       =========       ==========      ==========

Net income per share:
Primary.....................................     $    1.19       $    1.19       $     2.15      $     1.72
                                                 =========       =========       ==========      ==========
Fully diluted...............................     $    1.09       $    1.09       $     1.98      $     1.58
                                                 =========       =========       ==========      ==========

Dividends per common share..................     $     .28       $     .26       $      .56      $      .52
                                                 =========       =========       ==========      ==========


See Notes to Condensed Consolidated Financial Statements.

                       TRIBUNE COMPANY AND SUBSIDIARIES
           CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                           (In thousands of dollars)
                                                      June 25, 1995   December 25, 1994
                                                      -------------   -----------------
                                                      (Unaudited)
ASSETS

Current assets
Cash and short-term investments.....................      $   60,992        $   21,824
Accounts receivable, net............................         331,480           313,316
Inventories.........................................          47,431            33,488
Broadcast rights....................................         151,844           155,754
Prepaid expenses and other..........................          19,916            19,162
                                                          ----------        ----------
Total current assets................................         611,663           543,544

Investment in and advances to QUNO..................         288,294           265,818

Property, plant and equipment.......................       1,347,442         1,316,715
Accumulated depreciation............................        (706,705)         (675,684)
                                                          ----------        ----------
Net properties......................................         640,737           641,031

Broadcast rights....................................         159,328           195,535
Intangible assets, net..............................         834,438           834,596
Mortgage note receivable from affiliate.............          83,632            83,314
Other...............................................         258,326           221,987
                                                          ----------        ----------
Total assets........................................      $2,876,418        $2,785,825
                                                          ==========        ==========
LIABILITIES AND STOCKHOLDERS' INVESTMENT

Current liabilities
Contracts payable for broadcast rights..............      $  148,571        $  145,026
Deferred income.....................................          58,258            35,766
Income taxes........................................          12,731            19,291
Accounts payable, accrued expenses and
  other current liabilities.........................         333,534           329,603
                                                          ----------        ----------
Total current liabilities...........................         553,094           529,686

Long-term debt......................................         497,439           411,200
Deferred income taxes...............................         162,351           149,521
Contracts payable for broadcast rights..............         181,213           218,102
Other...............................................         140,085           144,336
                                                          ----------        ----------
Total liabilities...................................       1,534,182         1,452,845

Stockholders' investment
Series B convertible preferred stock................         322,541           329,286
Common stock........................................           1,018             1,018
Additional paid-in capital..........................         111,391           112,624
Retained earnings...................................       1,847,539         1,743,417
Treasury stock (at cost)............................        (742,351)         (636,561)
Unearned compensation related to ESOP...............        (272,486)         (274,101)
Cumulative translation adjustment...................         (19,236)          (20,675)
Unrealized gain on investments......................          93,820            77,972
                                                          ----------        ----------
Total stockholders' investment......................       1,342,236         1,332,980
                                                          ----------        ----------
Total liabilities and stockholders' investment......      $2,876,418        $2,785,825
                                                          ==========        ==========

See Notes to Condensed Consolidated Financial Statements.

                             TRIBUNE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (In thousands of dollars)
                                     (Unaudited)

                                                                    First Half Ended
                                                              -----------------------------
                                                              June 25, 1995   June 26, 1994
                                                              -------------   -------------
OPERATIONS
Net income..................................................      $ 150,090       $ 125,101
Adjustments to reconcile net income to net cash
    provided by operations:
        Equity in QUNO net (income) loss....................        (12,396)          9,759
        Gain on sale of America Online stock................        (15,272)              -
        Gain on sale of QUNO stock..........................              -         (39,381)
        Depreciation and amortization of intangible
          assets............................................         59,368          54,560
        Other, net..........................................          1,506          47,779
                                                                  ---------       ---------
Net cash provided by operations.............................        183,296         197,818
                                                                  ---------       ---------

INVESTMENTS
Capital expenditures........................................        (47,739)        (40,264)
Acquisitions and investments................................        (43,725)       (121,920)
Proceeds from sales of QUNO and America Online stock........         16,729          94,936
Other, net..................................................          3,552         (12,949)
                                                                  ---------       ---------
Net cash used for investments...............................        (71,183)        (80,197)
                                                                  ---------       ---------

FINANCING
Proceeds from issuance of long-term debt....................         90,000               -
Repayments of long-term debt, net...........................         (3,208)        (54,670)
Sale of common stock to employees, net......................         15,387          10,372
Purchase of treasury stock..................................       (123,189)              -
Dividends...................................................        (45,968)        (44,208)
Redemption of preferred stock...............................         (5,967)              -
                                                                  ---------       ---------
Net cash used for financing.................................        (72,945)        (88,506)
                                                                  ---------       ---------

Net increase in cash and short-term investments.............         39,168          29,115

Cash and short-term investments at the beginning of year....         21,824          18,524
                                                                  ---------       ---------

Cash and short-term investments at the end of quarter.......      $  60,992       $  47,639
                                                                  =========       =========


See Notes to Condensed Consolidated Financial Statements.

               TRIBUNE COMPANY AND SUBSIDIARIES
     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         (UNAUDITED)

Note 1:
------
     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the "Company" or "Tribune") as of June 25, 1995 and the results of their operations for the quarters and first halves ended June 25, 1995 and June 26, 1994 and cash flows for the first halves ended June 25, 1995 and June 26, 1994. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 1995 presentation.

Note 2:
------
     Inventories consist of (in thousands):

                                           June 25, 1995     Dec. 25, 1994
                                           -------------     -------------

Finished goods...........................        $25,977           $13,893
Supplies and materials...................         11,707            11,935
Newsprint (at LIFO)......................          9,747             7,660
                                                 -------           -------
Total inventories........................        $47,431           $33,488
                                                 =======           =======

U.S. newsprint inventories are valued under the LIFO method and were less than current cost by approximately $9.5 million at June 25, 1995 and $8.0 million at December 25, 1994.

Note 3:
------
     Primary net income per share has been computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the periods. Fully diluted net income per share has been computed based on the assumption that all of the convertible preferred shares have been converted into common shares. The numbers of common shares used for computing primary and fully diluted net income per share were as follows (in thousands):

                               Second Quarter Ended     First Half Ended
                                  1995     1994           1995     1994
                                 ------   ------         ------   ------
Primary                          65,010   67,379         65,495   67,232
Fully diluted                    71,762   74,411         72,245   74,309

Note 4:
------
     In March 1995, Tribune sold 200,000 shares of America Online common stock. The sale resulted in an after-tax gain of $9.1 million, or $.14 per share, which was recorded in the first quarter. This sale reduced the Company's ownership interest in America Online from approximately 8% to 6%.

     On July 28, 1995, Tribune sold Times Advocate Company, a California-based newspaper subsidiary, for approximately $16 million in cash. The sale resulted in an after-tax loss of $4.5 million, or $.07 per share on a primary basis, which will be recorded in the third quarter. In May 1995, the Company reached an agreement to exchange its two Sacramento radio stations for a Denver radio station and cash. The exchange, which is subject to Federal Communications Commission approval, is expected to be completed by the end of 1995.

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

Note 5:
------
     On January 1, 1995, Tribune acquired Relocation Consultants, Inc. for approximately $8 million in cash. Relocation Consultants publishes free apartment guides and provides apartment rental referral services to prospective renters. On May 31, 1995, the Company acquired Jamestown Publishers, Inc., a publisher and distributor of supplementary education materials for the elementary and high school market, for approximately $6 million in cash. In the first half of 1995, Tribune also invested approximately $30 million for minority interests in several companies

     The Company has entered into an agreement to make a less than 50% equity investment in Qwest Broadcasting, L.L.C., a new company formed to acquire and operate television and radio stations. In November 1994, Qwest agreed to acquire television stations in Atlanta (WATL) and New Orleans (WNOL) for approximately $167 million. These acquisitions are pending approvals of the Federal Communications Commission and other regulatory agencies and are expected to close by the end of 1995. The Company will provide certain services to each of the stations under a cost-sharing agreement with Qwest. As part of this transaction, Qwest has agreed to pay $150 million to WATL's current owner even if regulatory approvals have not been received by December 14, 1995. The Company has guaranteed this payment.

     Tribune acquired The Wright Group on February 18, 1994, for approximately $100 million in cash. The Wright Group is a publisher of supplementary education materials for the elementary school market. On April 6, 1994, Tribune acquired Boston independent television station WLVI for approximately $25 million in cash. On June 30, 1994, the Company acquired Farm Journal Inc., publisher of The Farm Journal, for approximately $17.5 million in cash.

     The acquisitions were accounted for as purchases, and accordingly, the results of operations of the companies have been included in the consolidated financial statements since their respective dates of acquisition.

Note 6:
------
     Financial data for each of the Company's business segments is as follows (in thousands):

                                                  Second Quarter Ended              First Half Ended
                                              -----------------------------   -----------------------------
                                              June 25, 1995   June 26, 1994   June 25, 1995   June 26, 1994
                                              -------------   -------------   -------------   -------------
Operating revenues:
Publishing....................................     $343,359        $321,153      $  679,320     $  636,039
Broadcasting and Entertainment................      220,910         223,085         397,342        370,033
New Media/Education...........................       27,523          27,049          47,920         45,933
                                                   --------        --------      ----------     ----------
Total operating revenues......................     $591,792        $571,287      $1,124,582     $1,052,005
                                                   ========        ========      ==========     ==========
Operating profit:
Publishing....................................     $ 74,991        $ 76,325      $  145,796     $  145,562
Broadcasting and Entertainment................       53,024          50,247          81,748         70,622
New Media/Education...........................        3,862           2,631           3,506          3,961
Corporate expenses............................       (7,366)         (6,418)        (14,505)       (12,758)
                                                   --------        --------      ----------     ----------
Total operating profit........................     $124,511        $122,785      $  216,545     $  207,387
                                                   ========        ========      ==========     ==========

Item 2.  Management's Discussion and Analysis of Financial Condition and
         ---------------------------------------------------------------
         Results of Operations.
         ---------------------

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the second quarter and first half of 1995 to the second quarter and first half of 1994.


SIGNIFICANT EVENTS AND TRENDS
-----------------------------

     The Major League Baseball players' contract expired on December 31, 1993. The Major League Baseball Players Association initiated a strike on August 12, 1994, and on August 28, 1994 the owners cancelled the remainder of the 1994 Major League Baseball season. In April 1995, the National Labor Relations Board invalidated the owners' posted rules, and the players ended their strike. The 1995 baseball season began April 26, 1995. Eighteen games were lost from the 1995 season. Negotiations for a new players' contract are continuing and the Company cannot predict the ultimate outcome of these negotiations. Chicago Cubs' second quarter 1995 results were adversely affected by the baseball strike due mainly to lower attendance and the 18 fewer games played. The strike reduced the Company's primary net income per share by approximately $.04 in the 1995 second quarter. Lower attendance is expected to continue during the remainder of the season due to the strike's influence. The strike had minimal impact on the television group as profits from replacement programming, implementation of contingency plans and continuing cost controls throughout the broadcasting group offset lower baseball-related revenues.

     The North American newsprint industry has increased newsprint prices due to higher demand for newsprint in the U.S. and overseas. Three price increases in 1994 and three in 1995 (March, May and announced for September) are expected to result in an approximate 45% increase in average newsprint transaction prices in 1995 over 1994. The price increases will increase newsprint expense at the Company's newspapers by approximately $75 million in 1995. The Company expects to offset the increase, at least in part, through cost controls, a decrease in newsprint consumption and expected revenue increases. QUNO Corporation, a Canadian newsprint manufacturer in which the Company has a 34% equity investment, has and will continue to benefit from the price increases in 1995.


RESULTS OF OPERATIONS
---------------------

     The Company's results of operations, when examined on a quarterly basis, reflect the seasonality of advertising, which affects the results of both publishing and broadcasting and entertainment. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the 1995 and 1994 second quarters reflect this seasonal pattern.

CONSOLIDATED

     The Company's consolidated operating results for the second quarter and first half of 1995 and 1994 and the percentage change from 1994 were as follows:

(Dollars in millions,               Second Quarter             First Half
except per share amounts)         1995  1994  Change      1995    1994   Change
                                  ----  ----  ------      ----    ----   ------
Operating revenues               $ 592 $ 571    + 4%     $1,124  $1,052    + 7%
Operating profit                   125   123    + 1%        216     207    + 4%
Equity in QUNO net income (loss)     8    (1)     *          12     (10)     *
Gain on sale of AOL/QUNO stock       -    39      *          15      39      *
Net income                          82    85    - 3%        150     125    +20%
  Before gain on AOL/QUNO
    stock sales                     82    72    +14%        141     112    +26%
Primary net income per share      1.19  1.19      -        2.15    1.72    +25%
  Before gain on AOL/QUNO
    stock sales                   1.19  1.00    +19%       2.01    1.53    +31%
*Not meaningful

     In March 1995, the Company sold 200,000 shares of America Online ("AOL") common stock. With this sale, Tribune reduced its position in AOL to approximately 6%. The sale resulted in a pre-tax gain of $15.3 million and an after-tax gain of $9.1 million, or $.14 per share on a primary basis.

     On April 14, 1994, the Company reduced its ownership holdings in QUNO by selling 5.5 million shares of QUNO common stock. With this sale, the Company reduced its ownership interest in QUNO from 59% to 34%. The sale of the shares resulted in a pre-tax gain of $39.4 million and an after-tax gain of $13.0 million, or $.19 per share on a primary basis.

Net Income Per Share -- Primary net income per share for the 1995 second quarter was $1.19, unchanged from 1994. For the first half of 1995, primary net income per share rose 25% to $2.15 from $1.72 in 1994. Excluding the gains from the AOL and QUNO stock sales, primary net income per share rose 19% for the 1995 second quarter and 31% for the 1995 first half. The increases were due to substantially improved earnings from Tribune's equity investment in QUNO and to improved television operating results. These gains were partially offset by second quarter losses at the Chicago Cubs in 1995 due to the baseball strike.

Operating Profit and Revenues -- The Company's consolidated operating revenues, EBITDA (operating profit plus depreciation and amortization) and operating profit by business segment for the second quarter and first half were as follows:

                                            Second Quarter                 First Half
(Dollars in millions)                  1995      1994     Change     1995     1994    Change
                                      ------    ------    ------    ------   ------   ------
Operating revenues
     Publishing                        $343      $321      +  7%    $  679   $  636    +  7%
     Broadcasting & Entertainment       221       223      -  1%       397      370    +  7%
     New Media/Education                 28        27      +  2%        48       46    +  4%
                                      ------    ------              ------   ------
Total operating revenues               $592      $571      +  4%    $1,124   $1,052    +  7%

EBITDA
     Publishing                        $ 93      $ 93      -  1%    $  182   $  179    +  2%
     Broadcasting & Entertainment        62        59      +  5%       100       88    + 14%
     New Media/Education                  6         5      + 32%         8        7    + 10%
     Corporate expenses                  (7)       (6)     - 18%       (14)     (12)   - 17%
                                      ------    ------              ------   ------
Total EBITDA                           $154      $151      +  2%    $  276   $  262    +  5%

Operating profit
     Publishing                        $ 75      $ 76      -  2%    $  146   $  146       -
     Broadcasting & Entertainment        53        50      +  6%        82       70    + 16%
     New Media/Education                  4         3      + 47%         3        4    - 11%
     Corporate expenses                  (7)       (6)     - 15%       (15)     (13)   - 14%
                                      ------    ------              ------   ------
Total operating profit                 $125      $123      +  1%    $  216   $  207    +  4%

     Consolidated operating revenues for the 1995 second quarter rose 4% to $592 million from $571 million and for the first half increased 7% from 1994 to $1,124 million, due to continued strength in advertising and the inclusion in 1995 of recent acquisitions -- The Wright Group in February 1994, Boston television station WLVI in April 1994 and Farm Journal Inc. in June 1994. Excluding the acquisitions from the appropriate periods, 1995 revenues increased 3% for the second quarter and 4% for the first half.

     Consolidated operating profit increased 1% in the 1995 second quarter and 4% in the first half, while EBITDA increased 2% in the second quarter and 5% in the first half. Publishing operating profit decreased 2% in the 1995 second quarter and was unchanged in the first half. Revenue increases of 7% in both the 1995 second quarter and first half were mostly offset by increases in newsprint and ink expense of 39% in the second quarter and 35% for the first half. Broadcasting and entertainment operating profit improved in both periods of 1995 due primarily to improved television results, partially offset in the second quarter by lower baseball revenues. New media/education's 1995 second quarter operating profit was $4 million, up 47% from 1994, while its first half operating profit was down 11% from 1994.

Operating Expenses -- Consolidated operating expenses increased 4% for the quarter and 8% for the first half as follows:

                                      Second Quarter            First Half
(Dollars in millions)              1995   1994   Change    1995   1994   Change
                                   ----   ----   ------    ----   ----   ------
Cost of sales                      $296   $284     + 4%    $567   $525     + 8%
Selling, general & administrative   142    136     + 5%     282    265     + 6%
Depreciation & amortization
  of intangible assets               29     28     + 3%      59     55     + 9%
                                   ----   ----             ----   ----
Total operating expenses           $467   $448     + 4%    $908   $845     + 8%

     Cost of sales increased 4%, or $12 million, in the 1995 second quarter and 8%, or $42 million, in the first half due primarily to the addition of The
Wright Group, WLVI-TV Boston and Farm Journal. Excluding these acquisitions from the appropriate periods, cost of sales increased 4%, or $10 million, in the second quarter and 5%, or $28 million, in the first half due to higher newsprint and ink expense, partially offset by lower television broadcast rights amortization and lower player compensation at the Chicago Cubs.
Newsprint and ink expense increased $18 million, or 39% for the 1995 second quarter, and $31 million, or 35% for the first half, while television broadcast rights amortization decreased $9 million, or 16%, in the second quarter and $8 million, or 7%, in the first half. The increases in selling, general and administrative expenses in the 1995 second quarter and first half were primarily attributable to the new businesses acquired. Excluding the new businesses from the appropriate periods, SG&A expenses increased $3 million, or 2% in the second quarter of 1995 and $5 million, or 2% in the first half. The increase in depreciation and amortization of intangible assets reflects the addition of the three acquisitions and capital expenditures made in 1994.


PUBLISHING

Operating Profit and Revenues -- The following table shows publishing operating revenues, EBITDA and operating profit split between daily newspapers and other publications/services/development. The latter category includes syndication of editorial products, advertising placement services, alternative publications, alternate delivery services, direct mail operations, online/electronic products and, for EBITDA and operating profit, the Company's equity income and losses from its investments.

                                   Second Quarter               First Half
(Dollars in millions)           1995    1994   Change     1995    1994   Change
                                ----    ----   ------     ----    ----   ------
Operating revenues
     Daily newspapers           $321    $303    + 6%      $635    $598    + 6%
     Other publications/
       services/development       22      18    +21%        44      38    +16%
                                ----    ----              ----    ----
Total operating revenues        $343    $321    + 7%      $679    $636    + 7%

EBITDA
     Daily newspapers           $ 94    $ 95    - 2%      $184    $183    + 1%
     Other publications/
       services/development       (1)     (2)   +67%        (2)     (4)   +53%
                                ----    ----              ----    ----
Total EBITDA                    $ 93    $ 93    - 1%      $182    $179    + 2%

Operating profit
     Daily newspapers           $ 76    $ 79    - 3%      $149    $151    - 1%
     Other publications/
       services/development       (1)     (3)   +49%        (3)     (5)   +37%
                                ----    ----              ----    ----
Total operating profit          $ 75    $ 76    - 2%      $146    $146      -

      On July 28, 1995, Tribune sold Times Advocate Company, a California-based newspaper subsidiary, for approximately $16 million in cash. The sale resulted in an after-tax loss of $4.5 million, or $.07 per share on a primary basis, which will be recorded in the third quarter. Operating results for Times Advocate Company were not material.

     Publishing operating revenues for the 1995 second quarter increased 7% to $343 million from $321 million in 1994, and for the first half were up 7% to $679 million from $636 million, due principally to a 7% increase in advertising revenues in both the quarter and the first half. Operating profit for the 1995 second quarter was down 2% to $75 million and for the first half was unchanged at $146 million, as increases in operating revenues were offset by higher operating expenses resulting from significantly higher newsprint expenses. Newsprint and ink expense rose 39% in the second quarter of 1995 and 35% in the first half.

     Publishing group revenues by classification for 1995 were as follows:

                               Second Quarter               First Half
(Dollars in millions)      1995    1994    Change     1995    1994    Change
                           ----    ----    ------     ----    ----    ------
Advertising
Retail                     $119    $113     + 6%      $229    $217     + 6%
General                      33      33       -         67      69     - 2%
Classified                  109      99     +10%       218     194     +12%
                           ----    ----               ----    ----
     Total advertising      261     245     + 7%       514     480     + 7%
Circulation                  61      61     - 1%       123     124     - 1%
Other                        21      15     +39%        42      32     +29%
                           ----    ----               ----    ----
Total revenues             $343    $321     + 7%      $679    $636     + 7%

     Advertising revenues for the 1995 second quarter and first half increased mainly due to rate increases and preprint linage increases. Retail advertising revenues increased in both periods primarily due to improvements reported in the general merchandise category in Chicago. Classified advertising revenues for the second quarter and first half rose, boosted by increased help wanted advertising in Chicago, Orlando and Fort Lauderdale and real estate advertising increases in Fort Lauderdale.

     Total advertising linage was unchanged for the 1995 second quarter and first half. Most categories declined due to a slight slowdown in the economy in the second quarter. Preprint advertising linage was up 7% in the 1995 second quarter and 3% for the first half due to higher full run preprint advertising, primarily in Orlando. The following summary presents advertising linage for the second quarter and first half.

                              Second Quarter            First Half
(Inches in thousands)     1995     1994   Change      1995     1994    Change
                         ------   ------  ------     ------   ------   ------
Full run
Retail                    1,071    1,146    - 7%      2,144    2,224    - 4%
General                     182      183    - 1%        368      362    + 2%
Classified                1,768    1,773      -       3,521    3,504      -
                         ------   ------             ------   ------
   Total full run         3,021    3,102    - 3%      6,033    6,090    - 1%
Part run                  2,692    2,768    - 3%      5,283    5,316    - 1%
Preprint                  2,778    2,597    + 7%      5,029    4,896    + 3%
                         ------   ------             ------   ------
Total inches              8,491    8,467      -      16,345   16,302      -

     Circulation revenues were down 1% in both the 1995 second quarter and first half due mainly to discount programs in Chicago and Orlando. Total average daily circulation was up slightly to 1,371,000 copies in the 1995 second quarter, and total average Sunday circulation was up 1% to 2,016,000 copies. For the first half of 1995, total average daily circulation increased 1% to 1,399,000 copies, while total average Sunday circulation was up slightly to 2,055,000 copies.

     Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; direct mail services; and other publishing-related activities. The increase in other revenues in the 1995 second quarter and first half resulted primarily from higher advertising placement services and from the addition of Relocation Consultants, Inc., acquired in January 1995, which publishes free apartment guides and provides apartment rental referral services to prospective renters.

Operating Expenses -- Publishing operating expenses increased 10%, or $23 million, in the second quarter of 1995 and 9%, or $43 million, in the first half. These increases were primarily due to increases in newsprint and ink expense of 39%, or $18 million, in the 1995 second quarter and 35%, or $31 million, in the first half. Average newsprint selling prices rose 47% in the quarter and 39% in the first half. Newsprint consumption declined 5% in the 1995 second quarter and 2% in the first half due to a number of actions taken at the newspaper companies to control newsprint usage. Other expenses grew 3% in both the 1995 second quarter and first half.


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

                                             Second Quarter                 First Half
(Dollars in millions)                  1995      1994    Change       1995      1994    Change
                                      ------    ------   ------      ------    ------   ------
Operating revenues
     Television                        $171      $168     +  2%       $305      $286     +  7%
     Radio                               21        16     + 27%         45        27     + 71%
     Entertainment/Chicago Cubs          27        38     - 27%         43        55     - 21%
     Cable Programming/Development        2         1     + 38%          4         2     + 58%
                                      ------    ------               ------    ------
Total operating revenues               $221      $223     -  1%       $397      $370     +  7%

EBITDA
     Television                        $ 70      $ 58     + 20%       $109      $ 91     + 20%
     Radio                                3         4     - 20%          8         6     + 41%
     Entertainment/Chicago Cubs          (9)       (1)    -916%        (13)       (4)    -257%
     Cable Programming/Development       (2)       (2)    + 19%         (4)       (5)    + 19%
                                      ------    ------               ------    ------
Total EBITDA                           $ 62      $ 59     +  5%       $100      $ 88     + 14%

Operating profit
     Television                        $ 63      $ 51     + 23%       $ 95      $ 77     + 22%
     Radio                                3         4     - 17%          8         5     + 52%
     Entertainment/Chicago Cubs         (11)       (2)    -414%        (16)       (6)    -167%
     Cable Programming/Development       (2)       (3)    + 16%         (5)       (6)    + 17%
                                      ------    ------               ------    ------
Total operating profit                 $ 53      $ 50     +  6%       $ 82      $ 70     + 16%

     Broadcasting and entertainment operating revenues decreased 1% in the 1995 second quarter to $221 million from $223 million in 1994, and increased 7% in the first half to $397 million from $370 million in 1994. Television revenues improved in the 1995 second quarter and first half despite lower baseball-related revenues as a result of the acquisition of WLVI-Boston in April of 1994 and stronger advertising revenues, primarily at WPIX-New York and WGNX-Atlanta. Excluding WLVI, television revenues were up 1% and 4% for the 1995 second quarter and first half, respectively. Radio revenues include those of Farm Journal Inc., acquired in June 1994. Excluding Farm Journal, radio revenues increased 4% in the 1995 second quarter and 11% in the first half due to higher revenues at all of the stations except WGN-Chicago, which was impacted by the baseball strike. Farm Journal revenues are seasonal, with the first quarter being the strongest. Entertainment/Chicago Cubs revenues were negatively impacted by the baseball strike, which shortened the season by 18 games and resulted in lower attendance.

     Broadcasting and entertainment operating profit for the second quarter was up 6% to $53 million and for the first half was up 16% to $82 million. While baseball-related revenues were lower due to the strike, profits from replacement programming, implementation of contingency plans and continuing cost controls throughout the broadcasting group offset the lower revenues. The second quarter improvement was due to a 23% gain in television, partially offset by the lower Chicago Cubs' results. The 1995 first half operating profit improvement was due to a 22% gain in television and strong results in radio, which includes Farm Journal. Entertainment/Chicago Cubs results worsened in both the 1995 second quarter and the first half due mainly to the baseball strike's effect on the Cubs.

Operating Expenses -- Operating expenses for the group decreased 3%, or $5 million, in the second quarter and increased 5%, or $16 million, in the first half. Excluding WLVI-Boston and Farm Journal, operating expenses were down 6%, or $10 million, in the second quarter and 2%, or $5 million, in the first half. The second quarter decline was attributable to lower player compensation costs at the Chicago Cubs caused by the delayed baseball season and a $9 million, or 16%, decrease in television broadcast rights amortization.

NEW MEDIA/EDUCATION

     Operating Profit and Revenues -- The following table presents operating revenues, EBITDA and operating profit for the new media/education segment.

                                Second Quarter                First Half
(Dollars in millions)       1995     1994    Change     1995     1994    Change
                           ------   ------   ------    ------   ------   ------
Operating revenues          $ 28     $ 27     +  2%     $ 48     $ 46     + 4%
EBITDA                         6        5     + 32%        8        7     +10%
Operating profit               4        3     + 47%        3        4     -11%

     New media/education operating revenues were up 2% to $28 million in the 1995 second quarter as gains at The Wright Group and Contemporary Books were partially offset by lower revenues at Compton's. Operating revenues were up 4% to $48 million in the first half due to the acquisition of The Wright Group in February 1994. Excluding The Wright Group, new media/education revenues were down 16% in the first half due to lower Compton's revenues.

     Second quarter operating profit for the new media/education group was $3.9 million in 1995, up 47% from $2.6 million in 1994. This increase was due to gains at Contemporary Books and The Wright Group, while Compton's remained virtually unchanged from 1994. Operating profit declined 11% in the first half of 1995 to $3.5 million from $4.0 million in 1994 as operating gains at Contemporary Books and The Wright Group were offset by losses at Compton's.

Operating Expenses -- New media/education's operating expenses were down 3%, or $1 million, in the 1995 second quarter, and up 6%, or $2 million, in the first half. Excluding The Wright Group, operating expenses were down 9%, or $3 million, in the first half.


EQUITY IN QUNO NET INCOME (LOSS)

     The Company's share of QUNO's 1995 second quarter net income was $8 million, or $.13 per share on a primary basis. In the 1994 second quarter, the Company's share of QUNO's net loss was $1 million, or $.01 per share. For the first half, the Company's share of QUNO's 1995 net income was $12 million, or $.19 per share, while Tribune's share of QUNO's 1994 net loss was $10 million, or $.15 per share. The improvement for both periods of 1995 was attributable to increased newsprint prices, higher sales volume and a more favorable foreign currency position.


OTHER

     Interest expense decreased 10% to $5 million in the 1995 second quarter and decreased 19% to $9 million in the first half due to lower average debt levels. Interest income decreased 19% to $4 million in the 1995 second quarter and 13% to $8 million in the first half. The Company's effective income tax rate, excluding QUNO's equity income or loss and the 1994 gain on sale of QUNO common stock, was 40.5% in the 1995 second quarter and first half compared to 40.8% and 40.9% in the 1994 second quarter and first half, respectively.


FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

     Net cash provided by operations for the first half of 1995 was $183 million compared to $198 million in the first half of 1994. The decrease was due primarily to increased working capital requirements. Net cash used for investments was $71 million for the first half of 1995 compared to $80 million for the corresponding 1994 period. The 1995 first half included the $17 million of proceeds from the sale of 200,000 shares of America Online common stock, acquisitions and investments of $44 million and capital expenditures of $48 million. Capital expenditures for fiscal year 1995 are expected to total approximately $120 million, related to a variety of modernization and normal replacement projects as well as a press expansion project at Fort Lauderdale and the relocation and expansion of WPIX-New York's news and production studios. The 1994 first half included $95 million of proceeds from the sale of
5.5 million shares of QUNO common stock, the acquisition of The Wright Group in February 1994 for approximately $100 million in cash, the acquisition of WLVI-Boston in April 1994 for approximately $25 million in cash, and capital expenditures of $40 million.

     Net cash used for financing activities in the 1995 first half was $73 million compared to $89 million in 1994. Net cash used for financing activities in 1995 included $123 million of treasury stock repurchases, $90 million of proceeds from the issuance of Medium Term Notes, debt repayments of $3 million, and dividends of $46 million. In the first half of 1995, the Company acquired approximately 2.2 million shares of its common stock, financed primarily with available cash. At June 25, 1995, the Company had authorization to repurchase 2.7 million additional shares and expects to continue to repurchase shares in 1995, financed with available cash or commercial paper. First half dividends per common share increased 8% to $.56 in 1995 from $.52 in 1994. Net cash used for financing activities in 1994's first half included $55 million of debt repayments and dividends of $44 million.

     The Company expects to fund capital expenditures, dividends and other operating requirements for the remainder of 1995 primarily with net cash provided by operations.

     The State of Florida Department of Environmental Protection ("DEP") has issued a preliminary draft report identifying the Company's subsidiary, Sentinel Communications Company, as a source of certain trichloroethene (TCE) groundwater contamination in downtown Orlando, Florida. Based upon separate environmental reviews performed by the Company's environmental consultants, management believes that many of the findings contained in the DEP's preliminary draft report are inaccurate and that the Sentinel is not the source of the extensive contamination. Although the Company cannot predict the ultimate resolution of this matter, based on the information currently available, the Company does not believe that the resolution of this matter will have a material adverse effect on its consolidated financial position or results of operations.

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

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed in the second quarter of 1995.

                                SIGNATURE



     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.






                                          TRIBUNE COMPANY
                                           (Registrant)


Date:  August 8, 1995                       R. Mark Mallory
                                          Vice President and Controller
                                          (on behalf of the Registrant
                                          and as Chief Accounting Officer)