Form 10-Q
period 1995-09-24
TRIBUNE CO
filed 1995-11-08
CIK 726513

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 24, 1995

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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x// No / /

         At October 31, 1995 there were 63,617,219 shares outstanding of the Company's Common Stock (without par value).





--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                   (Unaudited)

                                                                Third Quarter Ended                Three Quarters Ended
                                                         Sept. 24, 1995   Sept. 25, 1994     Sept. 24, 1995   Sept. 25, 1994
                                                         --------------   --------------     --------------   --------------
Operating revenues.......................................      $567,040         $511,816         $1,691,622       $1,563,821

Operating expenses
Cost of sales (exclusive of  items
   shown below)..........................................       303,065          261,257            869,925          786,304
Selling, general and administrative......................       150,172          149,730            431,981          414,741
Depreciation and amortization
  of intangible assets...................................        30,680           28,900             90,048           83,460
                                                             ----------       ----------        -----------      -----------
Total operating expenses.................................       483,917          439,887          1,391,954        1,284,505
                                                             ----------       ----------        -----------      -----------

Operating profit.........................................        83,123           71,929            299,668          279,316

Equity in QUNO net income (loss).........................        11,245            3,923             23,641           (5,836)
Dispositions of investments and subsidiary stock.........        (7,500)               -              7,772           39,381
Interest income..........................................         5,079            5,179             13,563           14,968
Interest expense.........................................        (5,651)          (4,706)           (14,534)         (15,689)
                                                            -----------      -----------      -------------    -------------

Income before income taxes...............................        86,296           76,325            330,110          312,140

Income taxes.............................................       (30,396)         (28,498)          (124,120)        (139,212)
                                                             ----------       ----------       ------------     ------------

Net income...............................................        55,900           47,827            205,990          172,928
Preferred dividends, net of tax..........................        (4,622)          (4,644)           (13,865)         (13,931)
                                                            -----------      -----------      -------------   --------------

Net income attributable to common shares.................    $   51,278       $   43,183         $  192,125       $  158,997
                                                             ==========       ==========         ==========       ==========

Net income per share:
Primary..................................................    $      .79       $      .64         $     2.94       $     2.36
                                                             ==========       ==========         ==========       ==========

Fully diluted............................................    $      .73       $      .60         $     2.71       $     2.18
                                                             ==========       ==========         ==========       ==========

Dividends per common share...............................    $      .28       $      .26         $      .84       $      .78
                                                             ==========       ==========        ===========      ===========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
             CONDENSED CONSOLIDATED STATEMENTS OF FINANCIAL POSITION
                            (In thousands of dollars)


                                                                   September 24, 1995       December 25, 1994
                                                                   ------------------       -----------------
                                                                      (Unaudited)
ASSETS
Current assets
Cash and short-term investments...................................       $     36,910            $     21,824
Accounts receivable, net..........................................            315,250                 313,316
Inventories.......................................................             53,162                  33,488
Broadcast rights..................................................            192,508                 155,754
Prepaid expenses and other........................................             18,798                  19,162
                                                                         ------------            ------------
Total current assets..............................................            616,628                 543,544

Investment in and advances to QUNO................................            330,179                 265,818

Property, plant and equipment.....................................          1,344,971               1,316,715
Accumulated depreciation..........................................           (716,663)               (675,684)
                                                                          -----------             -----------
Net properties....................................................            628,308                 641,031

Broadcast rights..................................................            211,001                 195,535
Intangible assets, net............................................            841,684                 834,596
Mortgage note receivable from affiliate...........................             82,687                  83,314
Other investments.................................................            248,586                  96,412
Other.............................................................            121,777                 125,575
                                                                         ------------            ------------

Total assets......................................................         $3,080,850              $2,785,825
                                                                           ==========              ==========

LIABILITIES AND STOCKHOLDERS' INVESTMENT
Current liabilities
Contracts payable for broadcast rights............................        $   170,680             $   145,026
Deferred income ..................................................             47,236                  35,766
Accounts payable, income taxes, accrued expenses and
  other current liabilities.......................................            350,493                 348,894
                                                                         ------------            ------------
Total current liabilities.........................................            568,409                 529,686

Long-term debt....................................................            494,087                 411,200
Deferred income taxes.............................................            210,644                 149,521
Contracts payable for broadcast rights............................            250,668                 218,102
Other.............................................................            142,188                 144,336
                                                                         ------------            ------------
Total liabilities.................................................          1,665,996               1,452,845

Stockholders' investment
Series B convertible preferred stock..............................            322,541                 329,286
Common stock......................................................              1,018                   1,018
Additional paid-in capital........................................            124,190                 112,624
Retained earnings.................................................          1,885,327               1,743,417
Treasury stock (at cost)..........................................           (799,410)               (636,561)
Unearned compensation related to ESOP.............................           (272,486)               (274,101)
Cumulative translation adjustment.................................            (18,319)                (20,675)
Unrealized gain on investments....................................            171,993                  77,972
                                                                         ------------           -------------
Total stockholders' investment....................................          1,414,854               1,332,980
                                                                          -----------             -----------

Total liabilities and stockholders' investment....................         $3,080,850              $2,785,825
                                                                           ==========              ==========


See Notes to Condensed Consolidated Financial Statements.



                        TRIBUNE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                            Three Quarters Ended
                                                                                September 24, 1995       September 25, 1994
                                                                                ------------------       ------------------
OPERATIONS
Net income...................................................................             $205,990                 $172,928
Adjustments to reconcile net income to net cash
    provided by operations:
        Equity in QUNO net (income) loss.....................................              (23,641)                   5,836
        Dispositions of investments and subsidiary stock.....................               (7,772)                 (39,381)
        Depreciation and amortization of intangible assets...................               90,048                   83,460
        Other, net...........................................................               12,023                   53,917
                                                                                        ----------               ----------
Net cash provided by operations..............................................              276,648                  276,760
                                                                                        ----------               ----------

INVESTMENTS
Capital expenditures.........................................................              (72,355)                 (58,199)
Acquisitions and investments.................................................              (86,673)                (141,374)
Proceeds from dispositions of investments and subsidiary stock...............               32,729                   94,936
Other, net...................................................................                5,953                  (15,584)
                                                                                        ----------                ---------
Net cash used for investments................................................             (120,346)                (120,221)
                                                                                         ---------                ---------

FINANCING
Proceeds from issuance of long-term debt.....................................               90,000                        -
Repayments of long-term debt, net............................................               (9,102)                 (54,682)
Sale of common stock to employees, net.......................................               35,836                   13,322
Purchase of treasury stock...................................................             (187,903)                  (9,379)
Dividends....................................................................              (64,080)                 (61,693)
Redemption of preferred stock................................................               (5,967)                       -
                                                                                         ---------                 --------
Net cash used for financing..................................................             (141,216)                (112,432)
                                                                                         ---------                 --------

Net increase in cash and short-term investments..............................               15,086                   44,107

Cash and short-term investments at the beginning of year.....................               21,824                   18,524
                                                                                         ---------                ---------

Cash and short-term investments at the end of quarter........................           $   36,910               $   62,631
                                                                                        ==========               ==========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:

         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the "Company" or "Tribune") as of September 24, 1995 and the results of their operations for the quarters and first three quarters ended September 24, 1995 and September 25, 1994 and cash flows for the first three quarters ended September 24, 1995 and September 25, 1994. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 1995 presentation.

Note 2:

         Inventories consist of (in thousands):

                                            Sept. 24, 1995        Dec. 25, 1994
                                            --------------        -------------

Finished goods............................         $23,372              $13,893
Supplies and materials....................          14,737               11,935
Newsprint (at LIFO).......................          15,053                7,660
                                                   -------               ------

Total inventories.........................         $53,162              $33,488
                                                   =======              =======

U.S. newsprint inventories are valued under the LIFO method and were less than current cost by approximately $12.0 million at September 24, 1995 and $8.0 million at December 25, 1994.

Note 3:

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

                       Third Quarter Ended               Three Quarters Ended
                       1995           1994               1995            1994
                       ----           ----               ----            ----
Primary              64,865         67,448             65,285          67,304
Fully diluted        71,782         74,191             72,007          74,166

Note 4:

         On July 28, 1995, Tribune sold Times Advocate Company, a California newspaper subsidiary, for approximately $16 million in cash. The sale resulted in a pre-tax loss of $7.5 million ($4.5 million after taxes, or $.07 per share on a primary basis) which was recorded in the third quarter. In March 1995, Tribune sold shares of America Online common stock. The sale resulted in a pre-tax gain of $15.3 million ($9.1 million after taxes, or $.14 per share on a primary basis) which was recorded in the first quarter.

         In May 1995, the Company reached an agreement to exchange its two Sacramento radio stations for a Denver radio station and cash. The exchange, which is subject to Federal Communications Commission approval, is expected to be completed by the end of 1995.

         On April 14, 1994, Tribune reduced its ownership holdings in QUNO Corporation ("QUNO") by selling 5.5 million shares of QUNO common stock. With this sale, Tribune reduced its ownership interest in QUNO from 59% to 34%. The sale of the shares resulted a pre-tax gain of $39.4 million ($13 million after taxes, or $.19 per share on a primary basis) which was recorded in the second quarter of 1994. The Company retains 7.5 million shares of QUNO outstanding common shares and also holds a U.S. $138.8 million (face value) subordinated debenture, convertible into 11.7 million voting common shares of QUNO. In September 1995, Tribune announced its intent to explore the possibility to reduce or sell all of its holdings in QUNO.

Note 5:

          In August 1995, the Company announced plans to acquire San Diego television station KTTY, Ch. 69, for $70.5 million in cash. In September 1995, the Company reached an agreement to acquire Houston television station KHTV, Ch. 39, for approximately $95 million in cash. Both of these acquisitions are subject to regulatory approval and are expected to close in early 1996.

         On January 1, 1995, Tribune acquired Relocation Consultants, Inc. for approximately $8 million in cash. Relocation Consultants publishes free apartment guides and provides apartment rental referral services to prospective renters. On May 31, 1995, the Company acquired Jamestown Publishers, Inc., a publisher and distributor of supplementary education materials for the elementary and high school market, for approximately $6 million in cash. On August 28, 1995, the Company acquired Everyday Learning Corporation, a publisher of mathematics materials for grades kindergarten through 6 for approximately $25 million in cash. In the first three quarters of 1995, Tribune also invested approximately $47 million for minority interests in several companies.

         The Company has entered into an agreement to make a less than 50% equity investment in Qwest Broadcasting, L.L.C., a new company formed to acquire and operate television and radio stations. In November 1994, Qwest agreed to acquire television stations in Atlanta (WATL) and New Orleans (WNOL) for approximately $167 million. These acquisitions are pending approvals of the Federal Communications Commission and other regulatory agencies and are expected to close by the end of 1995. As part of this transaction, Qwest has agreed to pay $150 million to WATL's current owner even if regulatory approvals have not been received by December 14, 1995. The Company has guaranteed this payment. In August 1995, Qwest exercised an option to acquire a Denver television station
(KDVR) for approximately $70 million. Qwest is currently negotiating the terms of the KDVR acquisition.

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

         The acquisitions are being accounted for by the purchase method, and accordingly, the results of operations of the companies have been or will be included in the consolidated financial statements since or from their respective dates of acquisition.

Note 6:

         Financial data for each of the Company's business segments is as follows (in thousands):

                                                        Third Quarter Ended                      Three Quarters Ended
                                                Sept. 24, 1995      Sept. 25, 1994         Sept. 24, 1995    Sept. 25, 1994
                                                --------------      --------------         --------------    --------------
Operating revenues:
Publishing.....................................       $321,490            $308,288             $1,000,810        $  944,327
Broadcasting and Entertainment.................        217,031             179,986                614,373           550,019
New Media/Education............................         28,519              23,542                 76,439            69,475
                                                      --------            --------             ----------       -----------

Total operating revenues.......................       $567,040            $511,816             $1,691,622        $1,563,821
                                                      ========            ========             ==========        ==========

Operating profit:
Publishing.....................................       $ 52,186            $ 60,354             $  197,982        $  205,916
Broadcasting and Entertainment.................         35,058              23,699                116,806            94,321
New Media/Education............................          3,215              (5,311)                 6,721            (1,350)
Corporate expenses.............................         (7,336)             (6,813)               (21,841)          (19,571)
                                                     ---------           ---------             ----------        -----------

Total operating profit.........................       $ 83,123            $ 71,929             $  299,668       $   279,316
                                                      ========            ========             ==========       ===========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.


The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the third quarter and the first three quarters of 1995 to the third quarter and the first three quarters of 1994.


SIGNIFICANT EVENTS AND TRENDS

         The Major League Baseball players' contract expired on December 31, 1993. The Major League Baseball Players Association initiated a strike on August 12, 1994, and on August 28, 1994 the owners cancelled the remainder of the 1994 Major League Baseball season. In April 1995, the National Labor Relations Board invalidated the owners' posted rules, and the players ended their strike. The 1995 baseball season began April 26, 1995. The strike shortened the 1995 season by 18 games and continued to impact attendance throughout the season. Negotiations for a new players' contract are continuing, and the Company cannot predict the ultimate outcome of these negotiations. Third quarter 1994 results were significantly impacted by the baseball strike as no games were played after August 12, 1994.

         The North American newsprint industry has increased newsprint prices due to higher demand for newsprint in the U.S. and overseas. Three price increases in 1994 and three in 1995 (March, May and September) are expected to result in an approximate 45% increase in average newsprint transaction prices in 1995 over 1994. The price increases will increase newsprint expense at the Company's newspapers by approximately $75 million in 1995. Several newsprint producers have announced another price increase for the first quarter of 1996. The Company expects to significantly offset the increases through cost controls, a decrease in newsprint consumption and expected revenue increases. QUNO Corporation, a Canadian newsprint manufacturer in which the Company has a 34% equity investment at September 24, 1995, has and will continue to benefit from the price increases.


RESULTS OF OPERATIONS

         The Company's results of operations, when examined on a quarterly basis, reflect the seasonality of advertising, which affects the results of both publishing and broadcasting and entertainment. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the 1995 and 1994 third quarters reflect this seasonal pattern.

CONSOLIDATED

         The Company's consolidated operating results for the third quarter and first three quarters of 1995 and 1994 were as follows:

(Dollars in millions,
except per share amounts)                                   Third Quarter                         Three Quarters
                                                     1995        1994      Change            1995        1994     Change
                                                    -----       -----      ------          ------      ------     ------

Operating revenues                                  $ 567      $ 512       +  11%          $1,691      $1,564     +   8%
Operating profit                                       83         72       +  16%             300         279     +   7%
Equity in QUNO net income (loss)                       11          4       + 187%              24          (6)        *
Dispositions of investments and subsidiary stock       (7)         -           *                8          39     -  80%
Net income                                             56         48       +  17%             206         173     +  19%
  Before dispositions                                  60         48       +  26%             201         160     +  26%
Primary net income per share                          .79        .64       +  23%            2.94        2.36     +  25%
  Before dispositions                                 .86        .64       +  34%            2.87        2.17     +  32%
*Not meaningful


         On July 28, 1995, Tribune sold Times Advocate Company, a California newspaper subsidiary, for approximately $16 million in cash. The sale resulted in a pre-tax loss of $7.5 million and an after-tax loss of $4.5 million, or $.07 per share on a primary basis. In March 1995, the Company sold a portion of its America Online ("AOL") common stock holdings and reduced its position in AOL to approximately 5%. The sale resulted in a pre-tax gain of $15.3 million and an after-tax gain of $9.1 million, or $.14 per share.

         On April 14, 1994, the Company reduced its ownership holdings in QUNO by selling 5.5 million shares of QUNO common stock. With this sale, the Company reduced its equity ownership interest in QUNO from 59% to 34%. The sale of the shares resulted in a pre-tax gain of $39.4 million and an after-tax gain of $13.0 million, or $.19 per share on a primary basis.

Net Income Per Share -- Primary net income per share for the 1995 third quarter was $.79, up 23% from $.64 in 1994. For the first three quarters of 1995, primary net income per share rose 25% to $2.94 from $2.36 in 1994. Excluding the non-recurring items discussed above, primary net income per share rose 34% to $.86 in the third quarter of 1995 and 32% to $2.87 in the first three quarters of 1995. The improvement was due to higher operating profits in broadcasting and entertainment and new media/education and increased equity earnings from Tribune's investment in QUNO. These gains were partially offset by lower publishing profits as average newsprint prices rose substantially from 1994.

Operating Profit and Revenues -- The Company's consolidated operating revenues, EBITDA (operating profit before depreciation and amortization) and operating profit by business segment for the third quarter and first three quarters were as follows:




                                                       Third Quarter                          Three Quarters
(Dollars in millions)                          1995        1994        Change           1995         1994      Change
                                              -----       -----        ------         ------       ------      ------

Operating revenues
     Publishing                                $321        $308        +   4%         $1,001      $   944      +   6%
     Broadcasting & Entertainment               217         180        +  21%            614          550      +  12%
     New Media/Education                         29          24        +  21%             76           70      +  10%
                                              -----      ------                      -------      -------
Total operating revenues                       $567        $512        +  11%         $1,691       $1,564      +   8%

EBITDA
     Publishing                               $  71       $  78        -   9%         $  253       $  257      -   2%
     Broadcasting & Entertainment                44          33        +  36%            144          120      +  20%
     New Media/Education                          5          (4)       + 252%             13            4      + 269%
     Corporate expenses                          (7)         (6)       -  14%            (21)         (18)     -  16%
                                             ------      ------                      -------      -------
Total EBITDA                                  $ 113       $ 101        +  13%         $  389       $  363      +   7%

Operating profit
     Publishing                               $  52       $  60        -  14%         $  198       $  206      -   4%
     Broadcasting & Entertainment                35          24        +  48%            117           94      +  24%
     New Media/Education                          3          (5)       + 161%              7           (1)     + 598%
     Corporate expenses                          (7)         (7)       -   8%            (22)         (20)     -  12%
                                             ------      ------                      -------      -------
Total operating profit                        $  83       $  72        +  16%         $  300       $  279      +   7%

         Consolidated operating revenues increased 11% in the third quarter to $567 million from $512 million in 1994 due to strong advertising results and because of the significant impact of the baseball strike on 1994 revenues. Operating revenues increased 8% in the first nine months to $1.69 billion from $1.56 billion in 1994 due to higher advertising revenues and acquisitions. Excluding acquisitions and the sale of Times Advocate Company, operating revenues were up 6% for the first three quarters of 1995.

         Consolidated operating profit increased 16% in the 1995 third quarter and 7% in the first three quarters, while EBITDA increased 13% in the third quarter and 7% in the first three quarters. Publishing operating profit decreased 14% in the 1995 third quarter and 4% for the first nine months. Revenue increases of 4% in the 1995 third quarter and 6% in the first three quarters were offset by increases in newsprint and ink expense of 38% in the third quarter and 36% in the first three quarters. Broadcasting and entertainment operating profit improved in both periods due primarily to gains in television results and in the third quarter due to improved Chicago Cubs results, partially offset by equity losses from Tribune's recent investment in The WB Network. New media/education 1995 third quarter operating profit was $3 million, compared to a loss of $5 million in 1994. For the first three quarters, new media/education operating profit was $7 million, compared to a 1994 loss of $1 million. The improvement in both periods was due to gains at The Wright Group and Contemporary Books and reduced losses at Compton's.

Operating Expenses -- Consolidated operating expenses increased 10% for the quarter and 8% for the first three quarters as follows:

                                                           Third Quarter                        Three Quarters
(Dollars in millions)                                1995       1994      Change           1995       1994      Change
                                                    -----      -----      ------          -----      -----      ------

Cost of sales                                        $303       $261      + 16%         $   869     $   786     +  11%
Selling, general & administrative                     150        150         -              432         415     +   4%
Depreciation & amortization
  of intangible assets                                 31         29      +  6%              90          84     +   8%
                                                   ------     ------                   --------    --------
Total operating expenses                             $484       $440      + 10%          $1,391      $1,285     +   8%

         Cost of sales increased 16%, or $42 million, in the 1995 third quarter and 11%, or $83 million, in the first three quarters due primarily to increased newsprint and compensation costs and additionally for the first three quarters, as a result of the addition of The Wright Group, Everyday Learning, WLVI-Boston and Farm Journal. Excluding the acquisitions from the first three quarters, cost of sales increased 9%, or $67 million. Newsprint and ink expense increased $17 million, or 38%, in the 1995 third quarter, and $48 million, or 36% in the first three quarters. Compensation expense included in cost of sales was up $19 million, or 21%, in the third quarter and $20 million, or 7%, in the first three quarters due primarily to the impact of the baseball strike in 1994 on player compensation and, for the first three quarters, the above mentioned acquisitions. Excluding the acquisitions, compensation was up 6% in the first three quarters. The increase in selling, general and administrative expenses in the first three quarters of 1995 was primarily attributable to the new businesses acquired. Excluding the new businesses from the first three quarters, SG&A expenses increased $6 million, or 2%. The increase in depreciation and amortization of intangible assets reflects the addition of the acquisitions and capital expenditures made in 1994.


PUBLISHING

Operating Profit and Revenues -- The following table, which excludes Times Advocate Company, presents publishing operating revenues, EBITDA and operating profit for daily newspapers and other publications/services/development. The latter category includes syndication of editorial products, advertising placement services, alternative publications, alternate delivery services, direct mail operations, online/electronic products and, for EBITDA and operating profit, the Company's equity income and losses from its investments.




                                                       Third Quarter                            Three Quarters
(Dollars in millions)                          1995         1994        Change           1995        1994         Change
                                              -----        -----        ------          -----       -----         ------
Operating revenues
     Daily newspapers                          $297         $284        +   5%           $924         $873        +   6%
     Other publications/
       services/development                      24           20        +  23%             68           58        +  18%
                                             ------       ------                       ------       ------
Total operating revenues                       $321         $304        +   6%           $992         $931        +   7%

EBITDA
     Daily newspapers                         $  71        $  80        -  11%           $255         $263        -   3%
     Other publications/
       services/development                       -           (1)       + 121%             (1)          (5)       +  71%
                                            -------       ------                       ------       ------
Total EBITDA                                  $  71        $  79        -   9%           $254         $258        -   2%

Operating profit
     Daily newspapers                         $  53        $  63        -  15%           $203         $215        -   5%
     Other publications/
       services/development                      (1)          (2)       +  35%             (4)          (7)       +  36%
                                             ------       ------                       ------       ------
Total operating profit                        $  52        $  61        -  15%           $199         $208        -   4%

         Publishing operating revenues, excluding Times Advocate, were up 6% in the 1995 third quarter to $321 million and were up 7% to $992 million in the first three quarters, due principally to a 4% increase in advertising revenues in the quarter and a 6% increase in the first three quarters. Including Times Advocate, operating revenues were up 4% for the quarter and 6% for the year to date.

         Operating profit for the 1995 third quarter, excluding Times Advocate, was down 15% to $52 million from $61 million in 1994 and for the first three quarters declined 4% to $199 million from $208 million as gains in operating revenues were more than offset by increased expenses resulting primarily from significantly higher newsprint prices. Including Times Advocate, publishing operating profit for the quarter was down 14% to $52 million from $60 million in 1994 and for the first three quarters declined 4% to $198 million from $206 million in 1994.

         Publishing group revenues by classification, excluding Times Advocate, were as follows:

                                                       Third Quarter                             Three Quarters
(Dollars in millions)                          1995        1994       Change             1995         1994      Change
                                              -----       -----       ------            -----        -----      ------
Advertising
Retail                                         $109        $105       +  4%             $334         $318       +  5%
General                                          26          28       -  8%               93           96       -  4%
Classified                                      104          96       +  8%              319          287       + 11%
                                               ----        ----                         ----         ----
     Total advertising                          239         229       +  4%              746          701       +  6%
Circulation                                      59          58       +  2%              181          181          -
Other                                            23          17       + 37%               65           49       + 32%
                                               ----        ----                         ----         ----
Total revenues                                 $321        $304       +  6%             $992         $931       +  7%


         Advertising revenues for the 1995 third quarter and first nine months increased largely due to rate increases. Retail advertising revenues increased in both periods primarily due to improvements reported in the general merchandise category in Chicago. Classified advertising revenues rose in both periods, boosted by increased help wanted advertising in Chicago, Orlando and Ft. Lauderdale and real estate advertising increases in Ft. Lauderdale.

         Total advertising linage, excluding Times Advocate, decreased 2% for the 1995 third quarter and 1% for the first three quarters. Part run advertising linage was down 5% in the third quarter and 3% in the first three quarters due primarily to decreases at Orlando in both retail and classified. The following summary presents advertising linage for the third quarter and the first three quarters, excluding Times Advocate.

                                                 Third Quarter                          Three Quarters
(Inches in thousands)                   1995         1994       Change           1995         1994       Change
                                       -----        -----       ------          -----        -----       ------
Full run
Retail                                   885          951       -  7%           2,813        2,947       -  5%
General                                  150          158       -  5%             500          494       +  1%
Classified                             1,637        1,609       +  2%           4,925        4,900       +  1%
                                       -----        -----                      ------      -------
   Total full run                      2,672        2,718       -  2%           8,238        8,341       -  1%
Part run                               2,285        2,417       -  5%           7,219        7,417       -  3%
Preprint                               1,978        1,968       +  1%           5,916        5,868       +  1%
                                       -----        -----                      ------       ------
Total inches                           6,935        7,103       -  2%          21,373       21,626       -  1%

         Circulation revenues, excluding Times Advocate, increased 2% in the third quarter due mainly to improvements at Chicago and Ft. Lauderdale and remained unchanged for the first nine months. Total average daily circulation, excluding Times Advocate, was down slightly to 1,263,000 copies in the 1995 third quarter, and total average Sunday circulation was up slightly to 1,919,000 copies. For the first three quarters of 1995, total average daily circulation increased 1% to 1,321,000 copies, while total average Sunday circulation was up slightly to 1,975,000 copies.

         Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers;
commercial printing operations; direct mail services; and other publishing-related activities. The increase in other revenues in the 1995 third quarter and first three quarters resulted primarily from higher advertising placement services and from the addition of Relocation Consultants, Inc., acquired in January 1995, which publishes free apartment guides and provides apartment rental referral services to prospective renters.

Operating Expenses -- Publishing operating expenses, excluding Times Advocate, increased 11%, or $26 million, in the third quarter of 1995. Newsprint and ink expense rose $18 million, or 41%, as average newsprint selling prices increased 53%. Newsprint consumption declined 7% in the 1995 third quarter mainly due to actions at the newspapers to reduce newsprint usage. Other expenses rose 4% in the quarter. Publishing operating expenses increased 10%, or $70 million, in the first nine months as newsprint and ink expense rose $48 million, or 37%. Newsprint selling prices were up 44%, while consumption declined 4%. Other expenses rose 4%. Including Times Advocate, operating expenses increased 9% for both the quarter and the first three quarters.

BROADCASTING AND ENTERTAINMENT

Operating Profit and Revenues -- The following table presents operating revenues, EBITDA and operating profit for television, radio, entertainment/Chicago Cubs and cable programming/development. Cable programming/development includes CLTV News (a regional news cable channel) and, for EBITDA and operating profit, the Company's equity losses from The WB Network and TV Food Network.

                                                         Third Quarter                         Three Quarters
(Dollars in millions)                              1995       1994      Change            1995       1994     Change
                                                  -----      -----      ------           -----      -----     ------
Operating revenues
     Television                                    $150       $135      +  12%            $455       $421     +   8%
     Radio                                           20         19      +   4%              66         46     +  42%
     Entertainment/Chicago Cubs                      45         25      +  81%              88         80     +  11%
     Cable Programming/Development                    2          1      +  50%               5          3     +  55%
                                                 ------     ------                      ------     ------
Total operating revenues                           $217       $180      +  21%            $614       $550     +  12%

EBITDA
     Television                                   $ 46       $ 35       +  33%            $155       $125     +  24%
     Radio                                           2          3       -  19%              11          9     +  23%
     Entertainment/Chicago Cubs                      1         (3)      - 148%             (12)        (6)    -  95%
     Cable Programming/Development                  (5)        (2)      - 120%             (10)        (8)    -  21%
                                                ------     ------                       ------      -----
Total EBITDA                                      $ 44       $ 33       +  36%            $144       $120     +  20%

Operating profit
     Television                                   $ 38       $ 28       +  38%            $134       $106     +  26%
     Radio                                           1          2       -  39%               9          7     +  26%
     Entertainment/Chicago Cubs                      1         (3)      + 123%             (15)       (10)    -  58%
     Cable Programming/Development                  (5)        (3)      - 107%             (11)        (9)    -  20%
                                                ------     ------                       ------     ------
Total operating profit                            $ 35       $ 24       +  48%            $117      $  94     +  24%


         Broadcasting and entertainment third quarter 1995 operating revenues increased 21% to $217 million from $180 million in 1994 and increased 12% in the first three quarters to $614 million from $550 million in 1994. Television revenues increased in both periods due to strong advertising revenues at most stations. The first three quarters were also helped by the April 1994 acquisition of WLVI-Boston. Excluding WLVI, television revenues rose 7% in the first three quarters. Radio revenues increased 42% in the first three quarters due to the acquisition of Farm Journal Inc. Excluding Farm Journal, radio revenues increased 7% in the first three quarters. Entertainment/Chicago Cubs revenues increased 81% in the quarter, as third quarter 1994 operating revenues were significantly impacted by the baseball strike that began August 12, 1994. The strike also shortened the 1995 baseball season by 18 games and continued to impact attendance throughout the season.

     Broadcasting and entertainment operating profit for the third quarter was up 48% to $35 million from $24 million in 1994. A 38% gain from television and improved Chicago Cubs results were partially offset by equity losses from Tribune's recent investment in The WB Network and lower radio results. For
                                                             14
the first three quarters, operating profit for the broadcasting and entertainment group increased 24% to $117 million from $94 million in 1994 due mainly to a 26% gain in both television and radio operating profits.

Operating Expenses -- Operating expenses for the broadcasting and entertainment group increased 16%, or $26 million, in the 1995 third quarter primarily due to increased Chicago Cubs operating expenses, as more games were played in 1995 versus the 1994 strike-impacted season. Operating expenses for the first three quarters increased 9%, or $42 million, due to the baseball strike impact on 1994 expenses and the acquisitions of WLVI-Boston and Farm Journal in 1994. Excluding the acquisitions, operating expenses increased 5%, or $20 million, in the first three quarters.


NEW MEDIA/EDUCATION

Operating Profit and Revenues -- The following table presents operating revenues, EBITDA and operating profit for the new media/education segment.

                                                 Third Quarter                       Three Quarters
(Dollars in millions)                      1995         1994    Change          1995       1994     Change
                                           ----         ----    ------          ----       ----     ------

Operating revenues                         $ 29        $ 24     +  21%          $ 76       $ 70     +  10%
EBITDA                                        5          (4)    + 252%            13          4     + 269%
Operating profit                              3          (5)    + 161%             7         (1)    + 598%

         New media/education third quarter operating revenues were up 21% to $29 million from $24 million in 1994 due to gains at all business units. Third quarter 1995 results include those of Everyday Learning Corporation, a publisher of mathematics materials for grades kindergarten through 6, acquired on August 28, 1995. Excluding Everyday Learning, new media/education revenues increased 15% in the third quarter. For the first three quarters, revenues in the new media/education group were up 10% to $76 million. Excluding The Wright Group, acquired in February 1994, and Everyday Learning, operating revenues were down 9% in the first three quarters due to lower revenues at Compton's.

         Third quarter operating profit for the new media/education group was $3.2 million in 1995, compared with a loss of $5.3 million in 1994. For the first three quarters, operating profit was $6.7 million, compared to a 1994 loss of $1.4 million. The improvement in both periods was due to gains at The Wright Group and Contemporary Books and reduced losses at Compton's.

Operating Expenses -- New media/education's operating expenses were down 12%, or $3 million, in the third quarter of 1995, and decreased 2%, or $1 million in the first three quarters. Excluding The Wright Group and Everyday Learning, operating expenses for the first three quarters were down 14%, or $7 million. The decrease in operating expenses for both periods was due to reduced expenses at Compton's.

EQUITY IN QUNO NET INCOME (LOSS)

         The Company's share of QUNO's 1995 third quarter net income was $11 million, or $.17 per share, compared with $4 million, or $.06 per share, in 1994. For the first three quarters, the Company's share of QUNO's 1995 net income was $24 million, or $.36 per share, while the Company's share of QUNO's 1994 net loss was $6 million, or $.09 per share. The improvement in both periods was attributable to increased newsprint prices and higher sales volume.


OTHER

     Interest expense for the 1995 third quarter increased 20% to $6 million from $5 million last year due to higher debt levels. For the first three quarters, interest expense declined 7% to $15 million from $16 million in 1994. Interest income decreased 2% to $5 million in the 1995 third quarter and 9% to $14 million in the first nine months. The Company's effective income tax rate, excluding QUNO's equity income or loss and the 1994 gain on sale of QUNO common stock, was 40.5% in the 1995 third quarter and first three quarters, compared to 39.4% and 40.5% in the 1994 third quarter and first three quarters, respectively. Since QUNO's IPO in February 1993, the Company has not recorded any U.S. taxes on its share of QUNO's cumulative net loss. At September 24, 1995, the Company's cumulative share of QUNO's net loss since the IPO was approximately $1 million. U.S. income taxes must be recorded when the Company's equity income from QUNO exceeds this $1 million. This is expected to occur in the fourth quarter of 1995.

FINANCIAL CONDITION, LIQUIDITY AND CAPITAL RESOURCES

         Net cash provided by operations for the first three quarters of both 1995 and 1994 was $277 million. Net cash used for investments was $120 million for the first three quarters of 1995 and for the corresponding 1994 period. The first nine months of 1995 included $17 million of proceeds from the sale of shares of America Online common stock, $16 million of proceeds from the sale of Times Advocate Company, acquisitions and investments of $87 million, including the purchase of Everyday Learning in August 1995 for $25 million, and capital expenditures of $72 million. Capital expenditures for fiscal year 1995 are expected to total approximately $120 million and consist of a variety of modernization and normal replacement projects as well as a press expansion project at Ft. Lauderdale and the relocation and expansion of WPIX-New York's news and production studios. The 1994 first three quarters included $95 million of proceeds received by the Company from the sale of 5.5 million shares of QUNO common stock, the acquisition of The Wright Group in February 1994 for approximately $100 million in cash, the acquisition of WLVI-Boston in April 1994 for approximately $25 million in cash, the acquisition of Farm Journal Inc. in June 1994 for approximately $17.5 million in cash and capital expenditures of $58 million.

         Net cash used for financing activities in 1995's first three quarters was $141 million compared to $112 million in 1994. Net cash used for financing activities in 1995 included $188 million of treasury stock repurchases, $90 million of proceeds from the issuance of Medium Term Notes, debt repayments of $9 million and dividends of $64 million. In the first three quarters of 1995, the Company acquired approximately 3.2 million shares of its common stock, financed primarily with available cash. At September 24, 1995, the Company had authorization to repurchase 1.7 million additional shares and expects to continue to repurchase shares in 1995, financed with available cash or commercial paper. For the first three quarters of 1995, dividends per common share increased 8% to $.84 from $.78 in 1994. Net cash used for financing activities in 1994's first three quarters included treasury stock repurchases of $9 million, debt repayments of $55 million and dividends of $62 million.

         In August 1995, the Company announced plans to acquire San Diego television station KTTY, Ch. 69, for $70.5 million in cash. In September 1995, the Company reached an agreement to acquire Houston television station KHTV, Ch. 39, for approximately $95 million in cash. Both of these acquisitions are subject to regulatory approval and are expected to close in early 1996.

         The Company expects to fund capital expenditures, dividends and other operating requirements for the remainder of 1995 primarily with net cash provided by operations.

         The State of Florida Department of Environmental Protection ("DEP") and the Company's subsidiary, Sentinel Communications Company, have entered into a consent decree under which the Sentinel will assist the DEP in remediating certain trichloroethene groundwater contamination in downtown Orlando, Florida. The Company currently estimates that the Sentinel's share of the remediation costs will not be material and has previously provided for the costs in the Company's financial statements.

                           PART II. OTHER INFORMATION


Item 5.   Other Information.

         The computation of the ratios of earnings to fixed charges, filed herewith as Exhibit 12, is incorporated herein by reference.



Item 6.  Exhibits and Reports on Form 8-K.


         (a)   Exhibits.

               10.19  - 1995 Nonemployee Director Stock Option Plan.

               11     - Statements of computation of primary and fully diluted
                        net income per share.

               12     - Computation of ratios of earnings to fixed charges.


         (b)   Reports on Form 8-K.

               No reports on Form 8-K were filed in the third quarter of 1995.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                              TRIBUNE COMPANY
                                              (Registrant)



Date:  November 7, 1995                       R. Mark Mallory
                                              Vice President and Controller
                                              (on behalf of the Registrant
                                              and as Chief Accounting Officer)