Form 10-K
period 1995-12-31
TRIBUNE CO
filed 1996-03-26
CIK 726513

                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                   FORM 10-K


               /X/  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1995        Commission file number 1-8572

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


                                                Name of each exchange on
Title of each class                                 which registered
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
                                              ---    ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Aggregate market value of the Company's voting stock held by non-affiliates on March 11, 1996, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $3,526,000,000.

     At March 11, 1996 there were 61,661,593 shares of the Company's Common Stock outstanding.

     The following documents are incorporated by reference, in part:

         1995 Annual Report to Stockholders (Parts I and II, to the extent described therein).

         Definitive Proxy Statement for the May 7, 1996 Annual Meeting of Stockholders (Part III, to the extent described therein).

                                 PART I

ITEM 1.      BUSINESS.

     Tribune Company (the "Company") is an information, entertainment and education company. Through its subsidiaries, the Company is engaged in the publishing of newspapers, books, educational reference material and information in print and digital formats and the broadcasting, production and syndication of information and entertainment in metropolitan areas in the United States. The Company was founded in 1847 and incorporated in Illinois in 1861. As a result of a corporate restructuring in 1968, the Company became a holding company incorporated in Delaware. References in this report to "Tribune Company" or "the Company" include Tribune Company and its subsidiaries, unless the context otherwise indicates. The information in this Item 1 should be read in conjunction with the information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1995 Annual Report to Stockholders, which information is incorporated herein by reference.

BUSINESS SEGMENTS

     The Company's operations are divided for reporting purposes into three industry segments: Publishing, Broadcasting and Entertainment, and Education (previously referred to as "New Media/Education"). These segments operate in the United States. The Education segment was established in 1994 and is composed of educational and reference publishing operations. Prior to 1993 the Company also had a segment called Newsprint Operations, which consisted entirely of QUNO Corporation ("QUNO") and operated in Canada. On March 1, 1996, the Company sold all of its holdings in QUNO as part of QUNO's merger with Donohue Inc. QUNO was a wholly owned subsidiary of Tribune until February 1993, when QUNO completed an initial public offering of 9 million shares of common stock. This reduced the Company's ownership to 59% and its voting interest to 49%. In April 1994, the Company reduced its ownership holdings in QUNO to 34% by selling 5.5 million shares of QUNO common stock. The Company began accounting for its investment in QUNO using the equity method in 1993. The Company's financial statements have been restated to reflect earnings from QUNO, interest income from the QUNO convertible debenture and the 1994 gain on the sale of QUNO common shares, net of income tax, as discontinued operations. The following table sets forth operating revenues and profit information for each segment of the Company (in millions).

                                      FISCAL YEAR ENDED DECEMBER
                                    ------------------------------
                                      1995       1994       1993
                                    --------   --------   --------
Operating Revenues (1):
  Publishing......................  $1,312.8   $1,246.4   $1,163.1
  Broadcasting and Entertainment..     828.8      764.2      727.2
  Education.......................     103.1      102.1       21.2
                                    --------   --------   --------
    Total Operating Revenues......  $2,244.7   $2,112.7   $1,911.5
                                    --------   --------   --------

Operating Profit (2):
  Publishing......................  $  270.1   $  287.6   $  253.0
  Broadcasting and Entertainment..     160.6      132.4      125.7
  Education.......................       4.6        2.8        2.1
  Corporate expenses..............     (30.1)     (26.2)     (24.4)
                                    --------   --------   --------
    Total Operating Profit........  $  405.2   $  396.6   $  356.4
                                    --------   --------   --------
------------

(1) Amounts have been restated to conform to the 1995 presentation.
(2) Operating profit for each segment excludes interest income and expense, non-operating gains and losses and income taxes.

     The following table sets forth asset information for each industry segment (in millions).

                                     FISCAL YEAR ENDED DECEMBER
                                    ----------------------------
                                      1995      1994      1993
                                    --------  --------  --------
Assets:
  Publishing......................  $  693.9  $  757.9  $  880.4
  Broadcasting and Entertainment..   1,405.2   1,321.8   1,155.3
  Education.......................     211.5     210.4     108.0
  Corporate (1)...................     977.7     495.7     392.7
                                    --------  --------  --------
    Total Assets..................  $3,288.3  $2,785.8  $2,536.4
                                    --------  --------  --------
----------

(1)  Corporate assets include the investment in and advances to QUNO.

     The Company's results of operations, when examined on a quarter-by-quarter basis, reflect the seasonality of advertising that affects both publishing and broadcasting operations. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Fiscal year 1995 comprised 53 weeks, while fiscal years 1994 and 1993 comprised 52 weeks. The effect of the additional week in 1995 is generally not significant.


PUBLISHING

     The publishing segment represented 58% of the Company's consolidated operating revenues for 1995. The twelve-month combined average circulation of the Company's daily newspapers was approximately 1.3 million daily and 2.0 million Sunday. The Company's primary newspapers are the Chicago Tribune, the Fort Lauderdale-based Sun-Sentinel, The Orlando Sentinel and the Newport News, Va. Daily Press. In California, the Company owned two daily newspapers and a weekly newspaper located in suburban areas in the San Diego market that were sold in July 1995 for $16 million in cash. The Company recorded a $7.5 million pretax loss on this sale in 1995. The Company also operated one daily newspaper and several weekly newspapers in Palo Alto, California, which ceased publication in March 1993. The Company recorded a $15.3 million pretax charge in 1992 for the closure of these Palo Alto-based papers. For 1995, the portion of total publishing operating revenues represented by each of the Company's principal newspapers was as follows: Chicago Tribune--54%; Sun-Sentinel--21%; The Orlando Sentinel--17%; and Daily Press--4%. In addition, the Company owns a newspaper syndication and media marketing company, direct mail operations and other publishing-related businesses.

     Each of the Company's newspapers operates independently to most effectively meet the needs of the area it serves. Editorial policies are established by local management. The Company coordinates certain aspects of operations and resources in order to provide greater operating efficiency and economies of scale.

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

     The Company's newspapers are printed in Company-owned production facilities. The principal raw material is newsprint. In 1995, the Company's newspapers utilized approximately 386,000 metric tons of newsprint. Approximately 66% of the newspapers' supply was purchased from QUNO, with the remainder purchased from outside sources. The Company is party to a contract with QUNO expiring in 2007 to supply newsprint based on market prices. Under the contract, the Company has agreed to purchase specified minimum amounts of newsprint each year subject to certain limitations. The specified minimum annual volume is 250,000 metric tons in years

1996 to 1999, 225,000, 200,000 and 175,000 metric tons in years 2000 to 2002, respectively, and 150,000 metric tons in each of years 2003 to 2007. See "Discontinued Operations (QUNO Corporation)" for a discussion of the Company's investment in the newsprint manufacturing business.

     The North American newsprint industry has increased newsprint prices several times since the beginning of 1994 due to higher demand for newsprint in the U.S. and overseas. As a result, average newsprint transaction prices increased 45% in 1995 over 1994. The higher newsprint prices increased newsprint expense at the Company's newspapers by approximately $75 million in 1995. The Company's publishing operations offset most of this increase through cost controls, a decrease in newsprint consumption and revenue increases. Although another price increase was announced for April 1996, all major suppliers have rescinded the increase. QUNO's operating results benefited from the price increases.

     The following table provides a breakdown of revenues for the publishing segment for the last three years.

                            OPERATING REVENUES (1)
                                (IN THOUSANDS)

                                                 FISCAL YEAR ENDED DECEMBER
                                             ----------------------------------
                                                1995        1994        1993
                                             ----------  ----------  ----------
Advertising:
  Retail...................................  $  450,141  $  438,235  $  417,845
  General..................................     130,680     135,742     120,712
  Classified...............................     429,961     387,717     337,770
                                             ----------  ----------  ----------
     Total.................................   1,010,782     961,694     876,327
Circulation................................     249,860     242,993     246,178
Other (2)..................................      52,125      41,690      40,611
                                             ----------  ----------  ----------
     Total.................................  $1,312,767  $1,246,377  $1,163,116
                                             ----------  ----------  ----------
-----------

(1)  Amounts have been restated to conform to the 1995 presentation.
(2) Primarily includes revenues from the syndication of columns, features, information and comics to newspapers, advertising placement services, commercial printing operations, direct mail operations and other publishing-related activities.

     Total advertising revenues improved in 1995 largely due to rate increases. Retail advertising revenues increased due primarily to improvements in the general merchandise category in Chicago. Classified advertising revenues also rose in 1995 due to help wanted increases at all of the papers and higher real estate advertising in Chicago and Fort Lauderdale.


                            Chicago Tribune Company

     Founded in 1847, the Chicago Tribune is published daily, including Sunday, and primarily serves an eight-county market in northern Illinois and Indiana. This market ranks third in the United States in number of households. For the six months ended September 1995, the Chicago Tribune ranked 7th in average daily circulation and 4th in average Sunday circulation in the nation, based on ABC averages. Approximately 74% and 55% of the Tribune's daily and Sunday circulation, respectively, is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes. The daily edition's newsstand price increased by $.15 to $.50 in September 1992. The Sunday edition's newsstand price increased by $.25 to $1.75 in October 1995. In June 1995, the Chicago Tribune began to phase in a weekly home delivery price increase of $.10 to $3.90. The following tables set forth selected information for the Chicago Tribune daily newspaper and other related activities.


                              AVERAGES FOR THE TWELVE MONTHS ENDED DECEMBER
                              ---------------------------------------------
                                 1995              1994             1993
                              ----------        ----------       ----------
Circulation:
 Daily......................     683,000           682,000          700,000
 Sunday.....................   1,085,000         1,092,000        1,113,000

                                        FISCAL YEAR ENDED DECEMBER
                              ---------------------------------------------
                                 1995              1994             1993
                              ----------        ----------       ----------
                                              (IN THOUSANDS)
Advertising Inches:
 Full Run (all zones)
  Retail....................       1,123             1,211            1,198
  General...................         314               338              318
  Classified................       1,339             1,320            1,214
                              ----------        ----------       ----------
   Total....................       2,776             2,869            2,730
 Part Run...................       5,160             5,017            4,672
 Preprinted Inserts.........       3,045             2,852            2,437
                              ----------        ----------       ----------
   Total Inches.............      10,981            10,738            9,839
                              ----------        ----------       ----------

Operating Revenues..........  $  723,344        $  678,297       $  635,596
                              ----------        ----------       ----------

     The 1995 improvement in advertising volume is mainly due to an increase in preprinted inserts as additional targeted zoning options were offered to advertisers, partially offset by lower retail and general full run inches.

     Based on ABC averages for the six months ended September 1995, the Chicago Tribune had a 40% lead in total daily paid circulation and a 134% lead in Sunday paid circulation over its principal competitor, the Chicago Sun-Times. The Chicago Tribune's total advertising volume and operating revenues are estimated to be substantially greater than those of the Sun-Times. The Chicago Tribune also competes with other city, suburban and national daily newspapers, direct mail operations and other media. In September 1993, the Chicago Tribune began publishing Exito!, a weekly newspaper targeted to Spanish-speaking households. The Chicago Tribune owns Chicago Tribune Direct (formerly AmeriComm), a direct mail operation acquired in 1991. The Chicago Tribune also operates Chicago Online, a local interactive computer service that offers news and entertainment information through a joint venture with America Online, and audiotex services and publications targeted to specific consumer market segments. In January 1995, the Chicago Tribune acquired RELCON, Inc. for approximately $8 million in cash, which publishes free apartment guides and provides apartment rental referral services to prospective renters.

                    Sun-Sentinel Company (Fort Lauderdale)

     The Sun-Sentinel is published daily, including Sunday, and leads the Fort Lauderdale market in circulation. Approximately 68% and 64% of the Sun-Sentinel's daily and Sunday circulation, respectively, is sold through home delivery, with the remainder sold at newsstands and vending boxes. The paper's principal competition comes from the Miami Herald and national and local publications, as well as other media. The Miami/Fort Lauderdale market ranks 16th in the nation in terms of households. The daily edition's newsstand price increased by $.10 to $.35 in May 1995. The newsstand price of all Sunday editions was increased by $.25 to $1.00 in November 1989. In January 1992, the newsstand price of the Palm Beach Sunday edition increased by $.25 to $1.25. In August 1993, weekly home delivery increased $.15 to $2.60. The following tables set forth selected information for the Sun-Sentinel daily newspaper and other related activities.

                              AVERAGES FOR THE TWELVE MONTHS ENDED DECEMBER
                              ----------------------------------------------
                                     1995          1994          1993
                                 ------------  ------------  ------------
Circulation:
 Daily......................          262,000       266,000       263,000
 Sunday.....................          370,000       365,000       362,000

                                           FISCAL YEAR ENDED DECEMBER
                                          ----------------------------
                                       1995          1994          1993
                                     --------      --------      --------
                                               (IN THOUSANDS)
Advertising Inches: (1)
 Full Run (all zones)
  Retail....................            1,203         1,237         1,155
  General...................              226           237           203
  Classified................            2,451         2,442         2,261
                                     --------      --------      --------
   Total....................            3,880         3,916         3,619
 Part Run...................            2,967         2,979         2,831
 Preprinted Inserts.........            1,748         1,660         1,564
                                     --------      --------      --------
   Total Inches.............            8,595         8,555         8,014
                                     --------      --------      --------

Operating Revenues..........         $284,838      $267,095      $241,621
                                     --------      --------      --------

----------

(1)  Excludes inches for Gold Coast Publications.

     The Sun-Sentinel Company also owns Gold Coast Shopper, a publication located in Deerfield Beach, Florida. The Sun-Sentinel also has a commercial printing operation. In 1991, two weekly publications, XS and Exito!, targeted to young adults and Spanish-speaking households, respectively, were launched and have continued to expand readership. Like the Chicago Tribune, the Sun-Sentinel also operates audiotex services and publications targeted to specific consumer market segments.


                   Sentinel Communications Company (Orlando)

     The Orlando Sentinel is published daily, including Sunday, and serves primarily a five-county area in Central Florida. It is the only major daily newspaper in the Orlando market, although it competes with other Florida and national newspapers, as well as other media. Approximately 75% of the paper's daily and 68% of its Sunday circulation is sold on a home delivery basis, with the remainder sold at newsstands and vending boxes. In March 1992, the newsstand price of the daily edition increased $.15 to $.50, except for most Thursday editions, which had been priced at $.50 since February 1991. The newsstand price of the Sunday edition was increased to $1.50 from $1.25 at the end of 1990. In October 1995, the weekly home delivery price was increased by $.10 to $3.85. The Orlando/Daytona Beach/Melbourne market ranks 22nd among U.S. markets in terms of households. The following tables set forth selected information for The Orlando Sentinel daily newspaper and other related activities.

                              AVERAGES FOR THE TWELVE MONTHS ENDED DECEMBER
                              ----------------------------------------------
                                     1995          1994          1993
                                 ------------  ------------  ------------
Circulation:
  Daily.....................          268,000       269,000       269,000
  Sunday....................          389,000       390,000       387,000


                                           FISCAL YEAR ENDED DECEMBER
                                          ----------------------------
                                       1995          1994          1993
                                     --------      --------      --------
                                               (IN THOUSANDS)
Advertising Inches:
  Full Run (all zones)
    Retail..................              930           971           956
    General.................              137            99            83
    Classified..............            1,848         1,842         1,665
                                     --------      --------      --------
     Total..................            2,915         2,912         2,704
  Part Run..................            1,506         1,884         1,766
  Preprinted Inserts........            2,787         2,741         2,508
                                     --------      --------      --------
     Total Inches...........            7,208         7,537         6,978
                                     --------      --------      --------

Operating Revenues..........         $221,786      $214,125      $202,327
                                     --------      --------      --------

     The central Florida economy weakened in 1995. Advertising volume was down overall due to lower transportation, automotive and food and drug advertising, partially offset by increased help wanted.

     The Orlando Sentinel also publishes US Express, a free weekly entertainment publication that is used to distribute advertising to non-subscribers. US Express is syndicated nationally. In 1995, The Orlando Sentinel purchased Family Journal Publications, a group of four Florida parenting magazines.


                      Daily Press (Newport News, Virginia)

     In 1986, the Company purchased the Daily Press in Newport News, Virginia. The Daily Press is published every morning including Sunday. The Daily Press constitutes the only major daily newspaper in the market, although it competes with other regional and national newspapers, as well as other media. In addition to Newport News, the Daily Press market includes Hampton, Williamsburg and eight other cities and counties in Virginia. This market area is commonly called the Virginia Peninsula and, together with Norfolk, Portsmouth and Virginia Beach, is the 40th largest U.S. market in terms of households. The newsstand price of the daily edition increased by $.10 to $.35 in October 1990. The Sunday edition newsstand price was increased to $1.50 from $1.25 in October 1995. The weekly home delivery price was increased by $.30 to $3.05 in October 1995. Approximately 80% of the paper's daily and 77% of its Sunday circulation is sold on a home delivery basis, with the remainder sold at newsstands and vending boxes. The following tables set forth selected information for the Newport News Daily Press.

                              AVERAGES FOR THE TWELVE MONTHS ENDED DECEMBER
                              ----------------------------------------------
                                     1995          1994          1993
                                 ------------  ------------  ------------
Circulation:
  Daily.....................          101,000       101,000       101,000
  Sunday....................          126,000       126,000       125,000

                                        FISCAL YEAR ENDED DECEMBER
                              ----------------------------------------------
                                     1995          1994          1993
                                 ------------  ------------  ------------
                                              (IN THOUSANDS)
Advertising Inches:
  Full Run (all zones)
    Retail..................              674           728           699
    General.................               18            29            26
    Classified..............              887           880           866
                                      -------       -------       -------
     Total..................            1,579         1,637         1,591
  Part Run..................              110           115            92
  Preprinted Inserts........            1,185         1,147         1,078
                                      -------       -------       -------
     Total Inches...........            2,874         2,899         2,761
                                      -------       -------       -------

Operating Revenues..........          $51,555       $49,866       $47,575
                                      -------       -------       -------

                             California Newspapers

     The Times Advocate, located in Escondido, California, was sold in July 1995 for $16 million in cash. The Times Advocate serves the northern portion of San Diego County. The Times Advocate was published weekday afternoons and Saturday and Sunday mornings until April 1992, when the weekday afternoon edition was converted to a morning edition. In 1988, the Times Advocate acquired several weekly newspaper publications, which complemented the paper's daily coverage with more local news and advertising. In June 1990, one of these weekly publications, The Californian, began publishing six days a week. The sale of the Times Advocate included the sale of The Californian and such other weekly publications. The Palo Alto-based Times Tribune ceased publication in March 1993.


                               Related Businesses

     The Company is also involved in syndication activities, primarily through Tribune Media Services, Inc. ("TMS"), involving the marketing of columns, features, information and comic strips to newspapers, and other publishing-related activities. TMS is also engaged in advertising placement services for television listings in newspapers and the development of news products and services for electronic and print media. Total operating revenues for these related businesses are shown below, net of intercompany revenues. Amounts have been restated to conform to the 1995 presentation.


                  RELATED BUSINESS REVENUES
                  -------------------------
                         (IN THOUSANDS)

            FISCAL YEAR ENDED
                DECEMBER
            -----------------
                  1995.................  $22,739
                  1994.................   19,519
                  1993.................   19,499


BROADCASTING AND ENTERTAINMENT

     The broadcasting and entertainment segment represented 37% of the Company's consolidated operating revenues for 1995. At December 31, 1995, the segment included independent VHF television stations located in New York, Los Angeles, Chicago and Denver, independent UHF television stations located in Philadelphia and Boston, a UHF CBS television affiliate (effective December 1994) in Atlanta, a UHF ABC television affiliate (effective January 1996) in New Orleans and five radio stations in New York, Chicago and Denver (3 stations). The independent television stations are affiliated with The Warner Bros. Television Network ("The WB Network").

     In January 1996, the Company acquired independent UHF television station KHTV-Houston for approximately $102 million in cash. In February 1996, the Company acquired the remaining minority interest in WPHL-Philadelphia for approximately $23 million. The Company has also announced an agreement to acquire San Diego television station KTTY for $70.5 million in cash, subject to various regulatory approvals. This acquisition is expected to close in the first half of 1996. In November 1995, the Company swapped its two Sacramento radio stations, KYMX and KCTC, for $3 million in cash and a Denver radio station. The Company acquired independent television station WLVI-Boston in April 1994, for approximately $25 million in cash. In June 1994 the Company acquired Farm Journal Inc., publisher of The Farm Journal, a leading farm magazine, for $17.5 million in cash. Farm Journal results are reported in radio. In January 1993, the Company acquired two Denver radio stations, KOSI-FM and KEZW-AM, for $19.9 million in cash. These acquisitions were accounted for as purchases.

     In December 1995, the Company invested $70 million in Qwest Broadcasting LLC, a company formed to acquire and operate television and radio stations. The Company's investment in Qwest is composed of a $7 million equity interest (33%) and $63 million in convertible notes. The notes may only be converted when and if the FCC regulations permit such conversion. In December 1995, Qwest acquired television stations in Atlanta (WATL) and New Orleans (WNOL) for a total of approximately $167 million.

     In entertainment/Chicago Cubs, the Company owns the Chicago Cubs baseball team and produces and syndicates television programming. Cable programming/development includes CLTV News, a Chicago-area news cable channel, and the Company's equity losses from The WB Network and TV Food Network, a basic cable channel specializing in cooking, nutrition and fitness programming.

     The following table shows sources of revenue for the broadcasting and entertainment segment for the last three years.

                              OPERATING REVENUES
                                (IN THOUSANDS)

                                   FISCAL YEAR ENDED DECEMBER
                                  ----------------------------
                                    1995      1994      1993
                                  --------  --------  --------

Television (1)..................  $629,502  $598,532  $536,773
Radio (2).......................    88,435    68,817    58,740
Entertainment/Chicago Cubs (3)..   103,689    92,080   130,054
Cable Programming/Development...     7,180     4,768     1,646
                                  --------  --------  --------
    Total.......................  $828,806  $764,197  $727,213
                                  --------  --------  --------

----------
(1)  Includes WLVI-Boston since its acquisition in April 1994.
(2)  Includes Farm Journal Inc. since its acquisition in June 1994.
(3) 1995 and 1994 reflects the impact of the Major League baseball strike which began August 12, 1994 and ended in April 1995.

                                  Television

     In 1995, television contributed 76% of broadcasting and entertainment operating revenues. The Company's television stations compete for audience and advertising with other television and radio stations, cable television and other media serving the same markets. Competition for audience and advertising is based upon various interrelated factors including programming content, audience acceptance and price. Selected data for the Company's television stations is shown in the following table.

                                            MARKET (1)                   MAJOR
                                       --------------------           COMMERCIAL   EXPIRATION
                                       HOUSEHOLDS  NATIONAL           STATIONS IN    OF FCC
                                         (000'S)     RANK    CHANNEL   MARKET (2)  LICENSE (3)
                                       ----------  --------  -------  -----------  -----------
WPIX - New York, New York............     6,695        1     11-VHF        6          1994 (4)
KTLA - Los Angeles, California.......     4,918        2      5-VHF        7          1998
WGN  - Chicago, Illinois.............     3,082        3      9-VHF        7          1997
WPHL - Philadelphia, Pennsylvania....     2,646        4     17-UHF        6          1999
WLVI - Boston, Massachusetts.........     2,122        6     56-UHF        7          1999
WGNX - Atlanta, Georgia..............     1,584       10     46-UHF        7          1997
KHTV - Houston, Texas (5)............     1,574       11     39-UHF        6          1998
KWGN - Denver, Colorado..............     1,160       18      2-VHF        6          1998
WGNO - New Orleans, Louisiana........       613       41     26-UHF        5          1997
-----
(1)  Source:  Nielsen Station Index, September 1995.  Ranking of markets is based on number of television households in DMA (Designated Market Area).
(2)  Source:  1995 Television & Cable Fact Book
(3)  See "Governmental Regulation."
(4)  Expired on June 1, 1994.  Renewal application filed on February 1, 1994 is pending.
(5)  Acquired January 17, 1996.

     Programming emphasis at the Company's independent stations is placed on syndicated series, feature motion pictures, local and regional sports coverage, news and children's programs. The stations acquire most of their programming from outside sources, including The WB Network, although a significant amount is produced locally or supplied by Tribune Entertainment (see "Entertainment/ Chicago Cubs"). Contracts for purchased programming generally cover a period of one to seven years, with payment also typically made over several years. The expense for amortization of television broadcast rights in 1995 was $219 million, which represents approximately 35% of total television operating revenues. In January 1996, WGNO-New Orleans became an ABC affiliate, and in December 1994, WGNX-Atlanta became a CBS network affiliate.

     Average audience share information for the Company's television stations for the past three years is shown in the following table.

                                            AVERAGE AUDIENCE SHARE (1)
                                               YEAR ENDED DECEMBER
                                        --------------------------------
                                        1995          1994          1993
                                        ----          ----          ----
WPIX - New York, New York.............  10.0%          9.8%         10.8%
KTLA - Los Angeles, California........  10.0           9.3           9.5
WGN  - Chicago, Illinois..............  10.8          10.8          11.5
WPHL - Philadelphia, Pennsylvania.....   5.3           4.8           5.8
WLVI - Boston, Massachusetts (2)......   4.5           5.0           5.0
WGNX - Atlanta, Georgia...............   9.3           7.0           7.0
KHTV - Houston, Texas (3).............   6.3           6.8           6.5
KWGN - Denver, Colorado...............   9.0           9.8          12.0
WGNO - New Orleans, Louisiana.........   9.0           9.5           8.0

------
(1) Represents the estimated number of television households tuned to a specific station as a percent of total viewing households in a defined area. The percentages shown reflect the average Nielsen ratings shares for the February, May, July and November measurement periods for 7 a.m. to 1 a.m. daily.
(2)  Acquired April 4, 1994.
(3)  Acquired January 17, 1996.

                                     Radio

     In 1995, the Company's radio operations contributed 11% of broadcasting and entertainment operating revenues. The largest radio station owned by the Company, measured in terms of operating revenues, is WGN. Radio operations include Tribune Radio Networks, which produces and distributes farm and sports programming to radio stations, primarily in the Midwest, and Farm Journal Inc., which was acquired in June 1994. In November 1995, the Company swapped its two Sacramento radio stations, KYMX and KCTC, for $3 million in cash and a Denver radio station. Selected information for the Company's radio operations is shown in the following table.

                                                                                    NUMBER OF
                                                                        NATIONAL    OPERATING
                                                                         MARKET    STATIONS IN   AUDIENCE
                                          FORMAT            FREQUENCY   RANK (1)    MARKET (2)   SHARE (3)
                                -------------------------   ---------   --------   -----------   ---------
WQCD  -  New York, New York     New Adult
                                 Contemporary/Jazz          101.9-FM        1           46          3.2%
WGN   -  Chicago, Illinois      Personality/Infotainment/
                                 Sports                       720-AM        3           41          6.3%
KOSI  -  Denver, Colorado       Adult Contemporary          101.1-FM       23           30          6.0%
KEZW  -  Denver, Colorado       Nostalgia                    1430-AM       23           30          2.6%
KKHK  -  Denver, Colorado (4)   Classic Rock                 99.5-FM       23           30          2.8%
-----------
(1)  Source: Radio markets ranked by Arbitron Metro Survey Area, Arbitron Company 1995.
(2)  Source: Arbitron Company 1995.
(3)  Source: Average of Winter, Spring, Summer and Fall 1995 Arbitron shares for persons 12 years old and over, 6 a.m. to midnight daily during the period measured.
(4)  Acquired November 1995.  Call letters pending approval from the FCC (previously known as KVOD).


                          Entertainment/Chicago Cubs

     In 1995, entertainment/Chicago Cubs contributed 12% of the segment's operating revenues. This portion of the broadcasting and entertainment segment includes Tribune Entertainment Company, the Chicago Cubs baseball team and two minor league baseball teams. The Major League Baseball players' contract expired on December 31, 1993. The Major League Baseball Players Association initiated a strike on August 12, 1994, and on August 28, 1994, the owners cancelled the remainder of the 1994 Major League Baseball season. In April 1995, the National Labor Relations Board invalidated the owners' posted rules, and the players ended their strike. The 1995 baseball season began April 26, 1995. The strike shortened the 1995 season by 18 games and continued to impact attendance throughout the season. Negotiations for a new players' contract are continuing.

     Tribune Entertainment Company was formed to acquire and develop programming for Company television stations and for syndication. Tribune Entertainment participates in the production or distribution of first-run programming, including one daily talk show, music and variety shows, television movies and specials. Tribune Entertainment's most popular program is "Geraldo," a one-hour, daily talk show which is aired on 143 stations that cover 87% of U. S. television households, and is sold internationally to many cities in Canada, as well as to several countries in Latin America and Europe. During the 1995-1996 television season, Tribune Entertainment originated or syndicated approximately 9 hours of first-run programs per week. On average, the Company's eight television stations utilize over four hours per week of programming furnished by Tribune Entertainment.

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


                         Cable Programming/Development

     Cable programming/development contributed 1% of the segment's operating revenues in 1995. CLTV News, a regional 24-hour cable news programming service, was launched in January 1993 and currently is available to more than 1.4 million cable households in the Chicago-area market. In 1995, the Company acquired an 11.125% equity interest in The WB Network. In 1993, the Company acquired a 31% equity share in TVFN, a 24-hour basic cable channel focusing on cooking, nutrition and fitness.


EDUCATION

     The education segment represented 5% of the Company's consolidated operating revenues for 1995. In July 1993, the Company acquired Contemporary Books, Inc., a publisher of nonfiction trade titles and educational books and materials, for approximately $22.0 million in cash and $18.5 million in common stock. In September 1993, the Company acquired Compton's Multimedia Publishing Group for approximately $57 million in cash. Compton's develops and distributes interactive multimedia software for the consumer and education markets. The Company sold Compton's to SoftKey International Inc. in December 1995. In February 1994, the Company acquired The Wright Group, a leading publisher of supplemental education materials for the elementary school market, for approximately $96 million in cash. In May 1995, the Company acquired Jamestown Publishers for approximately $6 million in cash. In August 1995, the Company acquired Everyday Learning Corporation, a publisher of mathematics materials for grades kindergarten through 6, for approximately $25 million. The acquisitions were accounted for as purchases.

     In March 1996, the Company also acquired two education publishers - Educational Publishing Corporation for $200 million in cash and NTC Publishing Group for $82 million in cash. Educational Publishing is a developer, publisher and marketer of supplemental education and innovative curriculum materials for early childhood through high school. NTC is a publisher of educationally oriented materials for the school and consumer markets.

     Education operating revenues in 1995 were $103 million. Revenues are derived from publishing innovative curriculum materials, supplemental education and adult education materials, trade books and multimedia products. The multimedia products were sold primarily by Compton's.


DISCONTINUED OPERATIONS (QUNO CORPORATION)

     In December 1995, the Company announced it had agreed to sell all of its holdings in QUNO Corporation, a Canadian newsprint producer, as part of QUNO's agreement to merge with Donohue Inc. The sale was completed March 1, 1996. Donohue paid approximately C$30.50 per common QUNO share. At the time of the sale, the Company owned approximately 34% of QUNO's common stock plus $138.8 million in convertible debt. The Company's gross proceeds from the sale were approximately US$427 million, consisting of US$284 million in cash, US$74 million in short-term notes and US$69 million in Donohue common stock. After-tax proceeds will be approximately US$331 million. The Company sold the notes and common stock for cash shortly after the transaction. The Company will record an after-tax gain on the sale of approximately $89 million in the first quarter of 1996. The Company's consolidated financial statements have been restated to reflect equity earnings from QUNO, interest income from the QUNO convertible debenture and the 1994 gain on the sale of QUNO common shares, net of income tax, as discontinued operations.

     The following table shows QUNO newsprint sales to affiliated and unaffiliated customers for the last three years.

                                NEWSPRINT SALES
                         (IN THOUSANDS OF METRIC TONS)

                                              FISCAL YEAR ENDED DECEMBER
                                              --------------------------
                                              1995       1994       1993
                                              ----       ----       ----
Affiliated customers........................   251        256        271
Unaffiliated customers......................   585        531        471
                                              ----       ----       ----
       Total sales..........................   836        787        742
                                              ----       ----       ----

     QUNO supplies newsprint to most of the Company's newspapers. The newspapers also purchase newsprint from other suppliers to maintain diversified sources of supply. Approximately 30% of QUNO's 1995 sales (in metric tons) were to the Company's newspapers. See "Publishing" for a discussion of the supply contract between the Company and QUNO.


GOVERNMENTAL REGULATION

     Various aspects of the Company's operations are subject to regulation by governmental authorities in the United States.

     The Company's television and radio broadcasting operations are subject to Federal Communications Commission ("FCC") jurisdiction under the Communications Act of 1934, as amended. The newly-adopted Telecommunications Act of 1996 and FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses, prohibit concentrations of broadcasting control inconsistent with the public interest, strictly limit common ownership of most communications media in the same market and regulate network programming and syndication of programs. The FCC also regulates certain commercial practices of local broadcast stations, including the rates charged for political advertising and the quantity of advertising within children's programs. The Company is permitted to own both newspaper and broadcast operations in the Chicago market by virtue of "grandfather" provisions in the FCC regulations. Numerical limits on the number of broadcast stations a licensee may own have been removed by the Telecommunications Act, as implemented. However, the Company will remain subject to other limitations on the number of radio stations a single owner may own in a local market, and on the percentage of the national television audience that may be reached by a licensee's television stations in the aggregate. The Telecommunications Act provides that television and radio broadcasting licenses will be subject to renewal by the FCC at eight-year intervals, and at such times may be subject to competing applications for the licensed frequencies. The Company presently has FCC authorization to operate nine television stations and two AM and three FM radio stations.

     From time to time, the FCC revises existing regulations and policies in ways that could affect the Company's broadcasting operations. In addition, Congress from time to time considers and adopts substantive amendments to the governing communications legislation. The Company cannot predict what regulations or legislation may be proposed or finally enacted or what effect, if any, such regulations or legislation could have on the Company's broadcasting operations.

EMPLOYEES

     The average number of full-time equivalent employees of the Company in 1995 was 10,500, relatively unchanged from 1994.

     Pension and other employee benefit plans are provided for substantially all employees of the Company. Eligible employees also participate in the Company's Employee Stock Ownership Plan.

     During 1995, the Company's publishing segment employed approximately 7,500 full-time equivalent employees, about 8% of whom were represented by a total of five unions. Contracts with unionized employees of the publishing segment expire at various times through December 1998.

     Broadcasting and entertainment had an average of 2,600 full-time equivalent employees in 1995. Approximately 23% of these employees were represented by a total of 22 unions. Contracts with unionized employees of the broadcasting and entertainment segment expire at various times through June 1999.

     Education had an average of 400 full-time equivalent employees in 1995. None of these employees were represented by unions.


EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to the executive officers of the Company as of March 11, 1996 is set forth below. The descriptions of the business experience of these individuals include the principal positions held by them since March 1991.

Robert D. Bosau (49)
Executive Vice President/General Manager, Tribune Education Company* since August 1994; Vice President/Administration of Tribune Publishing Company* from 1991 to August 1994; Vice President/Human Resources of the Company from 1987 to 1991.

Joseph D. Cantrell (51)
Executive Vice President, Tribune Publishing Company* since August 1994; President of The Daily Press, Inc.* and Publisher of the Daily Press from 1986 to August 1994.

James C. Dowdle (62)
Executive Vice President/Media Operations since August 1994, Executive Vice President of the Company since August 1991; President and Chief Executive Officer of Tribune Broadcasting Company* since 1981; President of Tribune Publishing Company* since August 1994; Director of the Company since 1985.

Dennis J. FitzSimons (45)
Executive Vice President, Tribune Broadcasting Company* since August 1994; President of Tribune Television* from 1992 to August 1994; Vice
President/General Manager of WGN-TV* from 1987 to 1992.

Donald C. Grenesko (47)
Senior Vice President and Chief Financial Officer since March 1993 and Vice President and Chief Financial Officer from October 1991 to March 1993 of the Company; President and Chief Executive Officer of Chicago National League Ball Club, Inc.* from 1988 to 1991.

David D. Hiller (42)
Senior Vice President/Development since November 1993; Senior Vice President and General Counsel from March to November 1993 and Vice President and General Counsel until March 1993 of the Company; Partner, Sidley & Austin until November 1993.

John S. Kazik (53)
Senior Vice President/Information Systems since March 1993; Vice
President/Information Systems from December 1989 to March 1993 of the Company.

Crane H. Kenney (33)
Vice President/Chief Legal Officer since February 1996, Senior Counsel from March 1995 to January 1996 and Counsel from February 1994 to February 1995 of the Company; Associate, Schiff, Harden & Waite until January 1994.

John W. Madigan (58)
Chairman since January 1996, Chief Executive Officer since May 1995, President since May 1994 and Chief Operating Officer of the Company from May 1994 to May 1995; Executive Vice President of the Company and President and Chief Executive Officer of Tribune Publishing Company* from August 1991 to May 1994; Publisher of the Chicago Tribune from August 1990 to May 1994 and President and Chief Executive Officer of Chicago Tribune Company* until September 1993; Director of the Company since 1975.

Ruthellyn Musil (44)
Vice President/Corporate Relations since March 1995 and Director of Communications from July 1992 to March 1995 of the Company; Director of Employee Communications of Chicago Tribune Company* from 1989 to July 1992.

John T. Sloan (44)
Senior Vice President/Administration since March 1993 and Vice President/Human Resources of the Company from August 1991 to March 1993; Vice President and Director of Human Resources of the New York Daily News until July 1991.

-----------
* A subsidiary of the Company.

ITEM 2.   PROPERTIES.

     The corporate headquarters of the Company are located at 435 North Michigan Avenue, Chicago, Illinois. The general character, location and approximate size of the principal physical properties used by the Company on December 31, 1995 are listed below. In addition to those listed, the Company owns or leases transmitter sites, parking lots and other properties aggregating approximately 373 acres in 49 separate locations, and owns or leases an aggregate of approximately 1,701,370 square feet of space in 176 locations. Included in these figures are 62 acres and 233,000 square feet of space owned by the Company that had previously been owned by the New York Daily News. On March 20, 1991, the Company sold the Daily News, and these properties are in the process of being sold. The Company also owns the 39,000-seat stadium used by the Chicago Cubs baseball team. The Company considers its various properties to be in good condition and suitable for the purposes for which they are used.

                                                        APPROXIMATE AREA IN SQUARE FEET
                                                        -------------------------------
          GENERAL CHARACTER OF PROPERTY                       OWNED         LEASED
          -----------------------------                     ---------       -------
Publishing:
  Printing plants, business and editorial
   offices, and warehouse space located in:
       Chicago, Illinois..............................      1,327,000 (1)    79,000
       Orlando, Florida...............................        406,000        92,000
       Fort Lauderdale, Florida.......................        279,000 (2)    42,000
       Deerfield Beach, Florida.......................        386,000            --
       Newport News, Virginia.........................        207,000            --

Broadcasting and Entertainment:
  Business offices, studios, garages and
   transmitters located in:
       Chicago, Illinois..............................         99,000         7,000
       Oak Brook, Illinois............................             --        69,000
       Los Angeles, California........................        253,000            --
       Boston, Massachusetts..........................         28,000            --
       Denver, Colorado...............................         49,000        11,000
       Philadelphia, Pennsylvania.....................         22,000        50,000
       New York, New York.............................             --       120,000 (3)
       New Orleans, Louisiana.........................             --        17,000
       Atlanta, Georgia...............................             --        22,000

Education:
  Business offices and warehouse space located in:
       Chicago, Illinois..............................        185,000        21,000
       Bothell, Washington............................             --        74,000

-----
(1) Includes Tribune Tower, an approximately 630,000 square foot office building in downtown Chicago, and Freedom Center, the approximately 697,000 square foot production center of the Chicago Tribune. Tribune Tower houses the Company's corporate headquarters, the Chicago Tribune's business and editorial offices, offices of various subsidiary companies and approximately 80,000 square feet of space leased to unaffiliated tenants. Freedom Center houses the Chicago Tribune's printing, packaging and distribution operations.

(2) Represents New River Center, an approximately 279,000 square foot office building in downtown Fort Lauderdale. New River Center houses the business and editorial offices of the Sun-Sentinel, which occupies approximately 91,000 square feet. The remaining space is leased to or available for commercial tenants.

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

     The State of Florida Department of Environmental Protection ("DEP") and the Company's subsidiary, Sentinel Communications Company (the "Sentinel"), have entered into a consent decree under which the Sentinel will assist the DEP in remediating certain trichloroethene groundwater contamination in downtown Orlando, Florida. The Company currently estimates that the Sentinel's share of the remediation costs will not be material and has provided for the costs in the Company consolidated financial statements.

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

     Not Applicable.

                                    PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is presently listed on the New York, Chicago and Pacific stock exchanges. The high and low sales prices of the Common Stock by fiscal quarter for the two most recent fiscal years, as reported on the New York Stock Exchange Composite Transactions list, were as follows:

                                   1995                    1994
                            ------------------      ------------------
     QUARTER                  HIGH       LOW          HIGH       LOW
     -------                -------    -------      -------    -------
     First................  $56 1/8    $50 3/4      $61 7/8    $55
     Second...............   60 3/4     53 3/4       64 1/2     54
     Third................   68 1/4     59 3/4       56 5/8     50 1/4
     Fourth...............   68 7/8     59 5/8       56 1/8     48 7/8

     At March 11, 1996, there were 4,812 record holders of the Company's Common Stock.

     Quarterly cash dividends declared on Common Stock were $.28 per share in 1995 and $.26 per share in 1994. Total cash dividends declared on Common Stock by the Company were $72,524,000 for 1995 and $69,907,000 for 1994.


ITEM 6.   SELECTED FINANCIAL DATA.

     The information for the years 1991 through 1995 contained under the heading "Eleven Year Financial Summary" in the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1995 Annual Report to Stockholders is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Consolidated Financial Statements and Notes thereto and the information contained under the heading "Business Segments" appearing on pages 43 through 60 of the Company's 1995 Annual Report to Stockholders, together with the report thereon of Price Waterhouse LLP dated January 31, 1996, appearing on page 61 of such Annual Report and the information contained under the heading "Quarterly Results" on pages 62 and 63, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not Applicable.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained under the heading "Executive Officers of the Company" in Item 1 hereof, and the information under the heading "Election of Directors" in the definitive Proxy Statement for the Company's May 7, 1996 Annual Meeting of Stockholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained under the heading "Executive Compensation" (except those portions relating to Item 13, below) in the definitive Proxy Statement for the Company's May 7, 1996 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

     The information contained under the subheadings "Principal Stockholders" and "Management Ownership" under the heading "Ownership Information" in the definitive Proxy Statement for the Company's May 7, 1996 Annual Meeting of Stockholders, is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the heading "Executive Compensation" (except those portions relating to Item 11, above) and the subheadings "Compensation of Directors" and "Other Transactions" in the definitive Proxy Statement for the Company's May 7, 1996 Annual Meeting of Stockholders, is incorporated herein by reference.


                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)&(2) Financial Statements and Financial Statement Schedule filed as part of this report

        As listed in the Index to Financial Statements and Financial Statement Schedule on page 21 hereof.

    (a)(3) Index to Exhibits filed as part of this report

        As listed in the Exhibit Index beginning on page 24 hereof.

    (b) Reports on Form 8-K

        The Company filed one report on Form 8-K during the last quarter of the period covered by this report. The Form 8-K Current Report, dated December 14, 1995, reported under Item 5 an agreement to merge Compton's NewMedia and Compton's Learning Company into SoftKey International Inc. for SoftKey common stock valued at approximately $106.5 million and the assumption of up to $17 million in intercompany debt. The Company also agreed to invest $150 million in SoftKey convertible notes once SoftKey acquired a majority of the common stock of The Learning Company. No financial statements were filed as part of the report.

                                  SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 25, 1996.

                            TRIBUNE COMPANY


                                 /s/ John W. Madigan
                            By:  John W. Madigan
                                 Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 25, 1996.



   Signature                                         Title
   ---------                                         -----


John W. Madigan                 Chairman, President and Chief Executive Officer
                                and Director (principal executive officer)


James C. Dowdle                 Executive Vice President and Director


Donald C. Grenesko              Senior Vice President and Chief Financial
                                Officer (principal financial officer)


R. Mark Mallory                 Vice President and Controller
                                (principal accounting officer)

   Signature                     Title
   ---------                     -----


Charles T. Brumback             Director


Diego E. Hernandez              Director


Robert E. La Blanc              Director


Nancy Hicks Maynard             Director


Newton N. Minow                 Director


Arnold R. Weber                 Director

                                TRIBUNE COMPANY

                         INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                         PAGE
                                                                         ----
Consolidated Statements of Income for each of the three fiscal
  years in the period ended December 31, 1995...........................   *

Consolidated Balance Sheets at December 31, 1995 and
  December 25, 1994.....................................................   *

Consolidated Statements of Cash Flows for each of the three fiscal
  years in the period ended December 31, 1995...........................   *

Consolidated Statements of Shareholders' Equity for each of the three
  fiscal years in the period ended December 31, 1995....................   *

Notes to Consolidated Financial Statements..............................   *

Report of Independent Accountants on Consolidated Financial Statements..   *

Report of Independent Accountants on Financial Statement Schedule.......  22

Financial Statement Schedule for each of the three fiscal years in the period ended December 31, 1995........................................  23

  Schedule II     Valuation and qualifying accounts and reserves.

-----------
 * Incorporated by reference to the Company's 1995 Annual Report to Stockholders. See Item 8 of this Annual Report on Form 10-K.

                                ---------------

     All other schedules required under Regulation S-X are omitted because they are not applicable or not required.

                     REPORT OF INDEPENDENT ACCOUNTANTS ON
                         FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of Tribune Company

Our audits of the consolidated financial statements referred to in our report dated January 31, 1996 appearing in the 1995 Annual Report to Stockholders of Tribune Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP
------------------------

PRICE WATERHOUSE LLP

Chicago, Illinois
January 31, 1996


                                                                                     SCHEDULE II

                                TRIBUNE COMPANY AND SUBSIDIARIES

                 SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES

                                   (IN THOUSANDS OF DOLLARS)
================================================================================================


                                                            ADDITIONS
                                               BALANCE AT   CHARGED TO                  BALANCE
                                               BEGINNING    COSTS AND                  AT END OF
      DESCRIPTION                              OF PERIOD    EXPENSES     DEDUCTIONS    OF PERIOD
      -----------                              -----------  ----------   ----------   -----------
Valuation accounts deducted from assets
 to which they apply:

Year ended December 31, 1995
  Allowance for doubtful accounts:
      Bad debts............................      $24,464     $19,745       $21,131       $23,078
      Rebates, volume discounts and other..        9,534      27,754        30,212         7,076
                                                 -------     -------       -------       -------
            Total..........................      $33,998     $47,499       $51,343(1)    $30,154
                                                 =======     =======       =======       =======

Year ended December 25, 1994
  Allowance for doubtful accounts:
      Bad debts............................      $17,589     $18,024       $11,149       $24,464
      Rebates, volume discounts and other..        7,843      18,284        16,593         9,534
                                                 -------     -------       -------       -------
            Total..........................      $25,432     $36,308       $27,742       $33,998
                                                 =======     =======       =======       =======

Year ended December 26, 1993
  Allowance for doubtful accounts:
      Bad debts............................      $19,329     $12,932       $14,672(1)    $17,589
      Rebates, volume discounts and other..        4,082      19,460        15,699         7,843
                                                 -------     -------       -------       -------
            Total..........................      $23,411     $32,392       $30,371       $25,432
                                                 =======     =======       =======       =======

--------------
 (1) For 1995, $9,389 represents deductions pertaining to Compton's NewMedia and
     Times Advocate Company, sold in 1995. For 1993, $4,612 represents deductions pertaining to QUNO Corporation. As a result of an initial public offering by QUNO in February 1993, QUNO's balance sheet was no longer consolidated in the Company's financial statements.
================================================================================================

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

  NUMBER                          DESCRIPTION
  ------                          -----------

 2      *  Pre-Amalgamation Agreement among Donohue Inc., Tribune Company and
           QUNO Corporation, dated as of December 22, 1995 (Exhibit 99.2 to Form 8-K Current Report dated January 8, 1996); Pre-Amalgamation Amendment Agreement thereto dated as of December 28, 1995 (Exhibit 99.3 to Form 8-K Current Report dated January 8, 1996).

 3.1 * Restated Certificate of Incorporation of Tribune Company, dated April 21, 1987; Certificate of Designations of Series A Junior Participating Preferred Stock, dated December 31, 1987; Certificate of Designations of Series B Convertible Preferred Stock, dated April 4, 1989 (Exhibit 3.1 to Annual Report on Form 10-K for 1991).

 3.2       By-laws of Tribune Company As Amended and In Effect on February 20,
           1996.

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

 10.2c o* Termination of Employment Agreement dated December 22, 1994 between Tribune Company and Charles T. Brumback (Exhibit 10.2c to Annual Report on Form 10-K for 1994).

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

 10.7 o* Tribune Company Directors' Deferred Compensation Plan, as amended and restated on July 1, 1994 (Exhibit 10.7 to Annual Report on Form 10-K for 1994).

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

 10.11 o* Tribune Company 1992 Long-Term Incentive Plan, dated as of April 29, 1992 and as amended and in effect on April 19, 1994 (Exhibit 10.11 to Annual Report on Form 10-K for 1994).

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

 10.14 o* Tribune Company Amended and Restated Transitional Compensation Plan for Executive Employees, effective as of January 1, 1995 (Exhibit
           10.14 to Annual Report on Form 10-K for 1994).

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

 10.19 o* Tribune Company 1995 Nonemployee Director Stock Option Plan, dated March 8, 1995 (Exhibit 10.19 to Form 10-Q Quarterly Report for the quarter ended September 24, 1995).


 10.20 o Tribune Company Amended and Restated Employee Stock Purchase Plan, dated October 30, 1995.


 11        Statements of Computation of Primary and Fully Diluted Net Income Per
           Share.

 12        Computation of Ratios of Earnings to Fixed Charges.

 13 The portions of the Company's 1995 Annual Report to Stockholders which are specifically incorporated herein by reference.

 21        Table of subsidiaries of Tribune Company.

 23        Consent of Independent Accountants.

 27        Financial Data Schedule.

 27.1      Restated Financial Data Schedules.

 99 Form 11-K financial statements for Tribune Company Savings Incentive Plan (to be filed by amendment).