Form 10-Q
period 1996-03-31
TRIBUNE CO
filed 1996-05-15
CIK 726513

- --------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 31, 1996

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


          Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x// No / /

         At May 10, 1996 there were 60,972,208 shares outstanding of the Company's Common Stock (without par value).





- --------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                   (Unaudited)
                                                                                   First Quarter Ended
                                                                           -----------------------------------
                                                                           March 31, 1996        March 26,1995
                                                                           --------------        -------------

Operating revenues......................................................        $537,122              $521,406

Operating expenses
Cost of sales (exclusive of  items
   shown below).........................................................         282,874               266,342
Selling, general and administrative.....................................         136,031               132,930
Depreciation and amortization
   of intangible assets.................................................          31,142                30,100
                                                                                --------              --------
Total operating expenses................................................         450,047               429,372
                                                                                --------              --------

Operating profit........................................................          87,075                92,034

Gain on sale of America Online common stock.............................               -                15,272
Interest income.........................................................           8,550                 3,340
Interest expense........................................................         (10,955)               (4,263)
                                                                                --------              --------

Income from continuing operations before income taxes...................          84,670               106,383
Income taxes............................................................         (34,291)              (43,085)
                                                                                --------              --------

Income from continuing operations.......................................          50,379                63,298
Discontinued operations of QUNO, net of tax.............................          89,317                 4,665
                                                                                --------              --------

Net income..............................................................         139,696                67,963
Preferred dividends, net of tax.........................................          (4,696)               (4,621)
                                                                                --------              --------

Net income attributable to common shares................................        $135,000              $ 63,342
                                                                                ========              ========

Net income per share:
Primary:          Continuing operations.................................        $    .74              $    .89
                  Discontinued operations...............................            1.45                   .07
                                                                                --------              --------
                  Net income............................................        $   2.19              $    .96
                                                                                ========              ========

Fully diluted:    Continuing operations.................................        $    .69              $    .82
                  Discontinued operations...............................            1.31                   .07
                                                                                --------              --------
                  Net income............................................        $   2.00              $    .89
                                                                                ========              ========

Dividends per common share..............................................        $    .30              $    .28
                                                                                ========              ========

See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)


                                                                       March 31, 1996        December 31, 1995
                                                                       --------------        -----------------
                                                                           (Unaudited)

ASSETS
Current assets
Cash and short-term investments...................................         $   14,391              $   22,899
Accounts receivable, net..........................................            294,248                 296,363
Inventories.......................................................             90,076                  45,348
Broadcast rights..................................................            176,315                 163,339
Prepaid expenses and other........................................             27,135                  17,651
                                                                           ----------              ----------
Total current assets..............................................            602,165                 545,600

Investment in and advances to QUNO................................                  -                 356,925

Property, plant and equipment.....................................          1,398,601               1,366,741
Accumulated depreciation..........................................           (748,186)               (725,995)
                                                                           ----------              ----------
Net properties....................................................            650,415                 640,746

Broadcast rights..................................................            172,080                 194,038
Intangible assets, net............................................          1,182,240                 795,856
Investments.......................................................            615,486                 549,735
Other.............................................................            210,603                 205,355
                                                                           ----------              ----------

Total assets......................................................         $3,432,989              $3,288,255
                                                                           ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year................................         $   28,359              $   28,665
Contracts payable for broadcast rights............................            188,637                 164,443
Deferred income ..................................................             66,662                  43,961
Income taxes......................................................            126,034                   8,401
Accounts payable, accrued expenses and other current liabilities..            323,976                 311,683
                                                                           ----------              ----------
Total current liabilities.........................................            733,668                 557,153

Long-term debt....................................................            761,527                 757,437
Deferred income taxes.............................................            197,865                 223,756
Contracts payable for broadcast rights............................            219,330                 225,771
Compensation and other obligations................................            134,651                 144,229
                                                                           ----------              ----------
Total liabilities.................................................          2,047,041               1,908,346

Shareholders' equity
Series B convertible preferred stock..............................            312,470                 322,540
Common stock and additional paid-in capital.......................            130,358                 127,814
Retained earnings.................................................          2,051,588               1,930,380
Treasury stock (at cost)..........................................         (1,006,848)               (923,828)
Unearned compensation related to ESOP.............................           (247,281)               (247,281)
Cumulative translation adjustment.................................                  -                 (19,188)
Unrealized gain on investments....................................            145,661                 189,472
                                                                           ----------              ----------
Total shareholders' equity........................................          1,385,948               1,379,909
                                                                           ----------              ----------

Total liabilities and shareholders' equity........................         $3,432,989              $3,288,255
                                                                           ==========              ==========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                             First Quarter Ended
                                                                                 -----------------------------------------
                                                                                 March 31, 1996             March 26, 1995
                                                                                 --------------             --------------

Operations
Net income...................................................................         $ 139,696                  $  67,963
Adjustments to reconcile net income to net cash
    provided by operations:
        Discontinued operations of QUNO, net of tax..........................           (89,317)                    (4,665)
        Gain on sale of America Online common stock..........................                 -                    (15,272)
        Depreciation and amortization of intangible assets...................            31,142                     30,100
        Other, net...........................................................            46,373                     91,879
                                                                                      ---------                  ---------
Net cash provided by operations..............................................           127,894                    170,005
                                                                                      ---------                  ---------

Investments
Capital expenditures.........................................................           (20,070)                   (21,417)
Acquisitions.................................................................          (422,700)                    (8,000)
Investments..................................................................           (14,792)                    (5,300)
Proceeds from the sale of America Online common stock........................                 -                     16,729
Proceeds from the sale of QUNO...............................................           426,828                          -
Other, net...................................................................              (159)                     7,418
                                                                                      ---------                  ---------
Net cash used for investments................................................           (30,893)                   (10,570)
                                                                                      ---------                  ---------

Financing
Proceeds from issuance of long-term debt.....................................            73,000                         -
Repayments of long-term debt.................................................           (69,474)                    (5,303)
Sale of common stock to employees, net.......................................             5,717                      4,243
Purchase of treasury stock...................................................           (96,264)                   (89,140)
Dividends....................................................................           (18,488)                   (18,379)
Redemption of preferred stock................................................                 -                     (5,631)
                                                                                      ---------                  ---------
Net cash used for financing..................................................          (105,509)                  (114,210)
                                                                                      ---------                  ---------

Net increase (decrease) in cash and short-term investments...................            (8,508)                    45,225

Cash and short-term investments at the beginning of year.....................            22,899                     21,824
                                                                                      ---------                  ---------

Cash and short-term investments at the end of quarter........................         $  14,391                  $  67,049
                                                                                      =========                  =========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:
- -------
         In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the "Company" or "Tribune") as of March 31, 1996 and the results of their operations and their cash flows for the quarters ended March 31, 1996 and March 26, 1995. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 1996 presentation.

Note 2:
- -------
         Inventories consist of (in thousands):

                                             March 31, 1996        Dec. 31, 1995
                                             --------------        -------------

Finished goods..........................            $56,546              $21,638
Newsprint (at LIFO).....................             18,298               12,473
Supplies and other......................             15,232               11,237
                                                    -------              -------

Total inventories.......................            $90,076              $45,348
                                                    =======              =======

Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $15.0 million at March 31, 1996 and $12.8 million at December 31, 1995. Finished goods primarily include books and supplementary educational materials.

Note 3:
- -------
         Primary net income per share has been computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the periods. Fully diluted net income per share has been computed based on the assumption that all of the convertible preferred shares have been converted into common shares. The numbers of common shares used for computing primary and fully diluted net income per share were as follows (in thousands):

                                               First Quarter
                                            -------------------
                                            1996           1995
                                            ----           ----

Primary                                   61,716         65,981
Fully diluted                             68,165         72,497

Note 4:
- -------
         In March 1996, Tribune completed the sale of its holdings in QUNO Corporation, a Canadian newsprint company, as part of QUNO's merger with Donohue Inc. The sale resulted in a first quarter 1996 after-tax gain of $89.3 million, or $1.45 per share on a primary basis. The gross proceeds from the sale were approximately $427 million in cash, Donohue stock and short-term notes. Immediately after the sale, the Company sold the Donohue stock and notes for cash. After-tax proceeds were approximately $331 million. QUNO has been accounted for as a discontinued operation in the Company's consolidated financial statements. Income from discontinued operations in the 1995 first quarter was $5 million, or $.07 per share.

         In March 1995, Tribune sold shares of America Online (AOL) common stock for approximately $17 million. The sale resulted in a pretax gain of $15.3 million and an after-tax gain of $9.1 million, or $.14 per share on a primary basis.

Note 5:
- -------
         In January 1996, Tribune acquired Houston television station KHTV for approximately $102 million in cash. In February 1996, Tribune acquired the remaining minority interest in Philadelphia television station WPHL for approximately $23 million in cash. In March 1996, Tribune acquired Educational Publishing Corporation and NTC Publishing Group. Educational Publishing, purchased for approximately $200 million in cash, publishes supplemental education and innovative curriculum materials for early childhood through high school learners. NTC Publishing was acquired for approximately $82 million and publishes educational products in print, audio and mulitmedia formats for the foreign language learning, English as a second language, language arts, careers, business and travel markets. In April 1996, the Company acquired San Diego television station KTTY for approximately $71 million in cash.

         The acquisitions are being accounted for by the purchase method, and accordingly, the results of operations of the companies have been or will be included in the consolidated financial statements since or from their respective dates of acquisition.

Note 6:

         Financial data for each of the Company's business segments is as follows (in thousands):

                                                                            First Quarter Ended
                                                                 ------------------------------------
                                                                 March 31, 1996        March 26, 1995
                                                                 --------------        --------------
Operating revenues:
      Publishing..........................................             $327,333              $323,547
      Broadcasting and Entertainment......................              187,195               176,432
      Education...........................................               22,594                21,427
                                                                       --------              --------

Total operating revenues..................................             $537,122              $521,406
                                                                       ========              ========

Operating profit:
      Publishing..........................................             $ 63,243              $ 70,805
      Broadcasting and Entertainment......................               29,024                28,724
      Education...........................................                2,222                  (356)
      Corporate expenses..................................               (7,414)               (7,139)
                                                                       --------              --------

Total operating profit....................................             $ 87,075              $ 92,034
                                                                       ========              ========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
- --------------------------------------------------------------------------------

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the first quarter of 1996 to the first quarter of 1995.


SIGNIFICANT EVENTS
- ------------------

         In March 1996, Tribune completed the sale of its holdings in QUNO Corporation, a Canadian newsprint company, as part of QUNO's merger with Donohue Inc. The sale resulted in a first quarter 1996 after-tax gain of $89.3 million, or $1.45 per share on a primary basis. The gross proceeds from the sale were approximately $427 million in cash, Donohue stock and short-term notes. Immediately after the sale, the Company sold the Donohue stock and notes for cash. After-tax proceeds were approximately $331 million. QUNO has been accounted for as a discontinued operation in the Company's consolidated financial statements. Income from discontinued operations in the 1995 first quarter was $5 million, or $.07 per share.

         The Company acquired five businesses since the 1995 first quarter. In 1995, the Company purchased Jamestown Publishers, Inc. in May and Everyday Learning Corporation in August. In 1996, the Company acquired Houston television station KHTV in January and Educational Publishing Corporation and NTC Publishing Group in March. The results of these businesses have been included in the consolidated financial statements since their respective dates of acquisition. In April 1996, the Company also completed its acquisition of San Diego television station KTTY.

         In March 1995, the Company sold shares of America Online ("AOL") common stock for approximately $17 million. The sale resulted in an after-tax gain of $9.1 million, or $.14 per share on a primary basis, in the first quarter of 1995. In July 1995, the Company sold its California newspaper subsidiary, Times Advocate Company in Escondido, for approximately $16 million in cash. The sale resulted in an after-tax loss of $4.5 million, or $.07 per share. In December 1995, the Company sold Compton's NewMedia to SoftKey International Inc. for $120.5 million of SoftKey common shares and a $3 million note and also invested $150 million in SoftKey convertible notes. These transactions resulted in an after-tax gain of $4.1 million, or $.06 per share.


RESULTS OF OPERATIONS
- ---------------------

         The Company's results of operations, when examined on a quarterly basis, reflect the seasonality of advertising, which affects the results of both publishing and broadcasting and entertainment, and the seasonality of educational publishing. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues, while second and third quarter education revenues are typically higher than first and fourth quarter revenues. Results for the 1996 and 1995 first quarters reflect these seasonal patterns.

CONSOLIDATED

         The Company's consolidated operating results for the first quarter of 1996 and 1995 and the percentage changes from 1995 were as follows:

(Dollars in millions,                                                        First Quarter
 except per share amounts)                                           -----------------------------
                                                                     1996       1995        Change
                                                                     ----       ----        ------

Operating revenues                                                  $537        $521        +   3%
Operating profit                                                      87          92        -   5%
Gain on sale of AOL common stock                                       -          15            -
Income from continuing operations                                     50          63        -  20%
Discontinued operations of QUNO, net of tax                           89           5            *
Net income                                                           140          68        + 106%
    Before dispositions                                               50          54        -   7%
Primary net income per share
    Continuing operations                                            .74         .89        -  17%
    Discontinued operations                                         1.45         .07            *
    Total                                                           2.19         .96        + 128%
    Continuing operations before AOL gain                            .74         .75        -   1%
*Not meaningful


Net Income Per Share -- Primary net income per share from continuing operations for the 1996 first quarter was $.74, down 1% from $.75 last year, excluding a gain in 1995 on the sale of AOL common stock. The decrease resulted from lower publishing operating profit, offset partially by improvement in education and fewer shares outstanding. Average common shares outstanding decreased 6% in the 1996 first quarter.

Operating Profit and Revenues -- The Company's consolidated operating revenues, EBITDA (operating profit before depreciation and amortization) and operating profit by business segment for the first quarter were as follows:

                                                         First Quarter
                                              -------------------------------
(Dollars in millions)                         1996       1995          Change
                                              ----       ----          ------

Operating revenues
     Publishing                               $327       $324          +   1%
     Broadcasting & Entertainment              187        176          +   6%
     Education                                  23         21          +   5%
                                              ----       ----
Total operating revenues                      $537       $521          +   3%

EBITDA
     Publishing                               $ 81       $ 89          -   9%
     Broadcasting & Entertainment               40         38          +   6%
     Education                                   4          2          + 113%
     Corporate expenses                         (7)        (7)         -   2%
                                              ----       ----
Total EBITDA                                  $118       $122          -   3%

Operating profit
     Publishing                               $ 63       $ 71          -  11%
     Broadcasting & Entertainment               29         28          +   1%
     Education                                   2          -              *
     Corporate expenses                         (7)        (7)         -   4%
                                              ----       ----
Total operating profit                        $ 87       $ 92          -   5%
* Not meaningful

         Consolidated operating revenues increased 3% in the 1996 first quarter to $537 million from $521 million in 1995. This resulted from increased advertising revenues and the inclusion of the recent acquisitions. Excluding business recently acquired or sold, revenues were up 3 percent for the first quarter.

         Consolidated operating profit decreased 5% and EBITDA decreased 3% in the first quarter of 1996 due mainly to lower publishing operating profit. Publishing operating profit decreased 11% in the first quarter primarily due to higher newsprint costs. Average newsprint prices were more than 30% higher in the 1996 first quarter, resulting in a $12 million increase in newsprint and ink expense. Broadcasting and entertainment operating profit improved 1% in the first quarter due to reduced losses in entertainment/Chicago Cubs and a 3% increase in television operating profit. Education 1996 first quarter operating profit was $2 million, compared to a loss of $.3 million in 1995. Excluding businesses recently acquired or sold, consolidated operating profit was down 8% to $87 million and EBITDA was down 5% to $117 million.

Operating Expenses -- Consolidated operating expenses increased 5% for the quarter as follows:

                                                            First Quarter
                                                    ----------------------------
(Dollars in millions)                               1996        1995      Change
                                                    ----        ----      ------

Cost of sales                                       $283        $266      +   6%
Selling, general & administrative                    136         133      +   2%
Depreciation & amortization
  of intangible assets                                31          30      +   3%
                                                    ----        ----
Total operating expenses                            $450        $429      +   5%


         Cost of sales increased 6%, or $17 million, in the 1996 first quarter due to higher newsprint and ink expense and the acquisitions, partially offset by the dispositions. Excluding the acquisitions and dispositions, cost of sales increased 6%, or $16 million. Newsprint and ink expense increased $12 million, or 22%, in the 1996 first quarter. Selling, general and administrative expenses were up $3 million, or 2%, in the 1996 first quarter. Excluding the acquisitions and dispositions, SG&A expense increased $5 million, or 4%, primarily due to increased losses from equity investments and expenses for development activities. The increase in depreciation and amortization of intangible assets reflects the acquisitions and capital expenditures made in 1995.


PUBLISHING

Operating Profit and Revenues -- The following table, which excludes Times Advocate Company, presents publishing operating revenues, EBITDA and operating profit for daily newspapers and other publications/services/development. The latter category includes syndication of editorial products, advertising placement services, niche publications, alternate delivery services, direct mail operations, online/electronic products and, for EBITDA and operating profit, equity losses from investments.

                                                            First Quarter
                                                   -----------------------------
(Dollars in millions)                              1996        1995       Change
                                                   ----        ----       ------

Operating revenues
     Daily newspapers                              $310        $305       +   2%
     Other publications/
       services/development                          17          15       +  14%
                                                   ----        ----
Total operating revenues                           $327        $320       +   2%

EBITDA
     Daily newspapers                              $ 85        $ 91       -   6%
     Other publications/
       services/development                          (4)         (1)      - 278%
                                                   ----        ----
Total EBITDA                                       $ 81        $ 90       -  10%

Operating profit
     Daily newspapers                              $ 68        $ 74       -   7%
     Other publications/
       services/development                          (5)         (2)      - 184%
                                                   ----        ----
Total operating profit                             $ 63        $ 72       -  12%

         Publishing operating revenues for the 1996 first quarter, excluding Times Advocate, were up 2% to $327 million mainly due to higher advertising and circulation revenues. Operating profit for the 1996 first quarter was $63 million, down 12% as the increased revenues were more than offset by a 22% increase in newsprint and ink expense. Daily newspaper operating margins decreased to 22.0% from 24.2% in 1995. Including Times Advocate, operating revenues were up 1% and operating profit was down 11% for the quarter.

         Publishing group revenues by classification, excluding Times Advocate, were as follows:

                                                    First Quarter
                                           -----------------------------
(Dollars in millions)                      1996        1995       Change
                                           ----        ----       ------
Advertising
Retail                                     $100        $103       -   2%
General                                      34          34           -
Classified                                  115         109       +   6%
                                           ----        ----
     Total advertising                      249         246       +   1%
Circulation                                  65          62       +   5%
Other                                        13          12       +  11%
                                           ----        ----
Total revenues                             $327        $320       +   2%


         Retail advertising revenues for the 1996 first quarter decreased mainly due to declines in the electronics and food and drug categories in Chicago. Classified advertising increased in the quarter due principally to increased help wanted advertising in Chicago, Fort Lauderdale and Orlando.

         Total advertising linage, excluding Times Advocate, decreased 3% in the 1996 first quarter. Full run retail advertising linage decreased 13% due to decreases at all of the newspapers. Part run advertising linage was down 4% due primarily to decreases in Chicago in classified and decreases in Orlando and Newport News in both retail and classified. The following summary presents advertising linage for the first quarter, excluding Times Advocate:

                                                   First Quarter
                                         -------------------------------
(Inches in thousands)                    1996         1995        Change
                                         ----         ----        ------
Full run
Retail                                    853          975        -  13%
General                                   178          176        +   1%
Classified                              1,594        1,645        -   3%
                                        -----        -----
   Total full run                       2,625        2,796        -   6%
Part run                                2,322        2,418        -   4%
Preprint                                1,802        1,763        +   2%
                                        -----        -----
Total inches                            6,749        6,977        -   3%


         Circulation revenues, excluding Times Advocate, increased 5% in the 1996 first quarter due to selected price increases at all of the Company's newspapers. Total average daily circulation, excluding Times Advocate, was down 3% to 1,331,000 copies in the 1996 first quarter, and total average Sunday circulation was down 2% to 2,000,000 copies.

         Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; direct mail operations; and other publishing-related activities. The increase in other revenues in the 1996 first quarter, excluding Times Advocate, resulted primarily from higher advertising placement services and revenues from Internet/electronic projects.

Operating Expenses -- Publishing operating expenses, excluding Times Advocate, increased 7%, or $16 million, in the first quarter of 1996. Newsprint and ink expense rose $12 million, or 22%, as average newsprint selling prices increased over 30%. Newsprint consumption declined 9% in the 1996 first quarter mainly due to linage and copy decreases and web width reductions. Other expenses rose 2% in the quarter, mainly due to increased development costs of new businesses. Including Times Advocate, operating expenses increased 4% for the quarter.


BROADCASTING AND ENTERTAINMENT

Operating Profit and Revenues -- The following table presents operating revenues, EBITDA and operating profit for television, radio, entertainment/Chicago Cubs and cable programming/ development. Cable programming/development includes CLTV News (a regional news cable channel) and, for EBITDA and operating profit, the Company's equity income or loss from The WB Network, TV Food Network and Qwest Broadcasting.

                                                        First Quarter
                                                ------------------------------
(Dollars in millions)                           1996        1995        Change
                                                ----        ----        ------

Operating revenues
     Television                                 $148        $134        +  11%
     Radio                                        25          25        -   1%
     Entertainment/Chicago Cubs                   12          16        -  22%
     Cable Programming/Development                 2           1        +  17%
                                                ----        ----
Total operating revenues                        $187        $176        +   6%

EBITDA
     Television                                 $ 42        $ 39        +   7%
     Radio                                         5           5            -
     Entertainment/Chicago Cubs                   (3)         (4)       +  28%
     Cable Programming/Development                (4)         (2)       -  65%
                                                 ----       ----
Total EBITDA                                    $ 40        $ 38        +   6%

Operating profit
     Television                                 $ 33        $ 32        +   3%
     Radio                                         4           4        -   9%
     Entertainment/Chicago Cubs                   (4)         (5)       +  27%
     Cable Programming/Development                (4)         (3)       -  56%
                                                ----        ----
Total operating profit                          $ 29        $ 28        +   1%

           The Major League Baseball players' contract expired on December 31, 1993. The Major League Baseball Players Association initiated a strike on August 12, 1994, and on August 28, 1994 the owners cancelled the remainder of the 1994 Major League Baseball season. In April 1995, the National Labor Relations Board invalidated the owners' posted rules, and the players ended their strike. The 1995 baseball season began April 26, 1995. The strike had no impact in the first quarter of 1995 as no games were scheduled to be played. The strike shortened the 1995 season by 18 games and impacted attendance throughout the season. Negotiations for a new players' contract are continuing.

           Broadcasting and entertainment first quarter 1996 operating revenues increased 6% to $187 million due mainly to an 11% increase in television. This increase was due to improvements at WPIX-New York, WGN-Chicago and KWGN-Denver and the acquisition of Houston television station KHTV. Excluding KHTV-Houston, television revenues increased 7%. Entertainment/ Chicago Cubs revenues decreased 22% mainly due to lower cable royalties at Tribune Entertainment.

           First quarter 1996 operating profit for broadcasting and entertainment was up 1% to $29 million from $28 million in 1995 and EBITDA was up 6% to $40 million. The increases were due to reduced losses in entertainment/Chicago Cubs and a 3% increase in television operating profit, offset partially by startup losses from the Company's recent equity investment in The WB Television Network. Tribune Entertainment had lower losses due to the cancellation in late 1995 of the "Charles Perez" television talk show.

Operating Expenses -- Operating expenses for the group increased 7%, or $10 million, in the 1996 first quarter primarily due to higher television broadcast rights amortization, the acquisition of KHTV and equity losses from The WB Network. These increases were partially offset by lower expenses at Tribune Entertainment due to the cancellation of two shows in 1995, "Charles Perez" and "The Road." Excluding KHTV and equity losses from The WB Network, broadcasting and entertainment operating expenses were up 2%, or $3 million, for the first quarter.


EDUCATION

Operating Profit and Revenues -- The following table, which excludes Compton's NewMedia, presents operating revenues, EBITDA and operating profit for the education segment:

                                               First Quarter
                                      -----------------------------
(Dollars in millions)                 1996        1995       Change
                                      ----        ----       ------

Operating revenues                    $ 23        $ 13       +   75%
EBITDA                                   4           2       +   67%
Operating profit                         2           1       +   58%

         Education first quarter 1996 operating revenues, excluding Compton's, were up 75% to $23 million primarily due to revenue growth at both The Wright Group and Contemporary Books and to the recent acquisitions of Everyday Learning, Educational Publishing and NTC Publishing. Excluding the acquisitions, operating revenues were up 23% for the quarter. Including Compton's, operating revenues were up 5%.

         First quarter education operating profit, excluding Compton's, was up $.8 million, or 58%, from $1.4 million in 1995. The improvement was due to gains at both The Wright Group and Contemporary Books and contributions from Educational Publishing and NTC Publishing. These gains were partially offset by seasonal losses at Everyday Learning. Including Compton's, first quarter operating profit was up $2.6 million from a loss of $.4 million.

Operating Expenses -- Education operating expenses, excluding Compton's, were up 77%, or $9 million, primarily due to the recent acquisitions. Excluding the acquisitions, operating expenses were up 18%, or $2 million, due to the higher sales volume. Including Compton's, first quarter operating expenses were down 6%.


OTHER

         Interest expense for the 1996 first quarter increased 157% to $11 million from $4 million last year due to higher debt levels. Interest income increased 156% to $9 million in the 1996 first quarter from $3 million in 1995 due mainly to the SoftKey and Qwest convertible debentures held by Tribune. The Company's effective income tax rate was 40.5% in both the 1996 and 1995 first quarters.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

         Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by operations in the first quarter was $128 million in 1996 and $170 million in 1995 mainly due to lower net income and changes in working capital. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt or stock.

         Net cash used for investments totaled $31 million in the 1996 first quarter as the Company spent $437 million for acquisitions and investments, including KHTV, Educational Publishing, NTC Publishing and the remaining minority interest in WPHL. The Company received $427 million of gross proceeds in the first quarter of 1996 from the sale of QUNO Corporation.

         Net cash used for financing activities in the 1996 first quarter was $106 million as proceeds from the issuance of long-term debt and the sale of stock to employees were more than offset by purchases of treasury stock, dividends and repayments of debt. In the first quarter of 1996, the Company issued $73 million of medium-term notes and repurchased 1.5 million shares of its common stock for $96 million. At March 31, 1996, the Company had authorization to repurchase an additional 3.2 million shares and expects to continue to repurchase shares in 1996. The first quarter 1996 dividend increased 7% to $.30 per share from $.28 per share in 1995. In the second quarter of 1996, the Company filed a shelf registration and prospectus supplement with the Securities and Exchange Commission relating to the offer and sale from time to time of up to $500 million principal amount of the Company's Series D medium-term notes. Proceeds from the issuance of such notes are expected to be used for general corporate purposes.

                           PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.
            ----------------------------------------------------

         (a) The Company held its annual meeting of stockholders on May 7, 1996.

         (b)  No answer required.

         (c) Proposal 1 involved the election of three directors to serve until the 1999 Annual Meeting. Those directors and the voting results are as follows:

                                                                 Votes           Votes             Votes
                                                                 "For"         "Not For"        "Abstained"
                                                            ----------         ---------        -----------

              Kristie Miller                                62,448,462           929,745            --
              Donald H. Rumsfeld                            62,520,488           857,719            --
              Dudley S. Taft                                62,438,209           939,998            --


              Proposal 2 involved the adoption of the Tribune Company 1996
              Nonemployee Director Stock Compensation Plan.

                                                                 Votes           Votes             Votes
                                                                 "For"         "Not For"         "Abstained"
                                                            ----------         ---------         -----------

                                                            60,223,398         2,777,135             377,674


              Proposal 3 involved the ratification of the selection of Price
              Waterhouse LLP to serve as the Company's independent accountants for 1996.

                                                                 Votes           Votes             Votes
                                                                 "For"         "Not For"         "Abstained"
                                                            ----------         ---------         -----------

                                                            62,877,406           312,439             188,362

         (d)  Not applicable.


Item 5.     Other Information.
            ------------------

         The computation of the ratios of earnings to fixed charges, filed herewith as Exhibit 12, is incorporated herein by reference.

Item 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------

            (a)  Exhibits.

               10.21  - 1996 Nonemployee Director Stock Compensation Plan.

               11     - Statements of computation of primary and fully diluted
                        net income per share.

               12     - Computation of ratios of earnings to fixed charges.

            (b)  Reports on Form 8-K.

            The Company has filed four reports on Form 8-K during the quarter for which this report is filed.

            o The Company filed a Form 8-K Current Report dated January 8, 1996, which reported under Item 5 an agreement to sell all of the Company's holdings in QUNO Corporation as part of QUNO's merger with Donohue Inc. No financial statements were filed as part of the report.

            o The Company filed a Form 8-K Current Report dated February 13, 1996 which reported under Item 5 that the Company had reached agreement to acquire Educational Publishing Corporation for $200 million in cash and NTC Publishing Group for $82 million in cash. No financial statements were filed as part of the report.

            o The Company filed a Form 8-K Current Report dated March 12, 1996, which filed under Item 7 certain financial information of the Company as of December 31, 1995 and December 25, 1994 and for the three years ended December 31, 1995. The filing included the Report of Independent Accountants, the Consolidated Financial Statements of the Company for the periods aforementioned, the Report of Independent Accountants on Financial Statement Schedule and the Financial Statement
                 Schedule II -- Valuation and Qualifying Accounts and Reserves.

            o The Company filed a Form 8-K Current Report dated March 15, 1996, which included Items 2, 5 and 7. Item 2 reported on the sale of QUNO Corporation as part of QUNO's merger with Donohue Inc. Item 5 disclosed the Company's completion of the acquisition of Educational Publishing Corporation and NTC Publishing Group. Item 7 included unaudited pro forma financial statements reflecting these transactions as well as other completed or pending acquisitions and dispositions.

                                    SIGNATURE



         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                   TRIBUNE COMPANY
                                                   (Registrant)



Date:  May 15, 1996                          /s/   R. Mark Mallory
                                                   ---------------
                                                   R. Mark Mallory
                                                   Vice President and Controller
                                                   (on behalf of the Registrant
                                                   and as Chief Accounting
                                                   Officer)