Form 10-K/A
period 1995-12-31
TRIBUNE CO
filed 1996-06-25
CIK 726513

- --------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHNGTON, D.C. 20549

                                  FORM 10-K/A

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

          Securities registered pursuant to Section 12(b) of the Act:

                                                Name of each exchange on
          Title of each class                     which registered
          -------------------                   -----------------------

    Common Stock (without par value)             New York Stock Exchange
    Preferred Share Purchase Rights              Chicago Stock Exchange
                                                 Pacific Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes x. No

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of the Company's voting stock held by non-affiliates on June 12, 1996, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $4,043,000,000.

    At June 12, 1996 there were 61,146,100 shares of the Company's Common Stock outstanding.

    The following documents are incorporated by reference, in part:

          1995 Annual Report to Stockholders (Parts I and II, to the extent described therein).

          Definitive Proxy Statement for the May 7, 1996 Annual Meeting of Stockholders (Part III, to the extent described therin).

- --------------------------------------------------------------------------------

                                    SIGNATURE



         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for 1995 as set forth in the pages attached hereto:

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




                                             TRIBUNE COMPANY
                                             (Registrant)




Date:  June 25, 1996                         /s/ R. Mark Mallory
                                             -------------------
                                             R. Mark Mallory
                                             Vice President and Controller
                                             (on behalf of the Registrant and as
                                             chief accounting officer)

                                                                      EXHIBIT 99











                     TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

                    FINANCIAL STATEMENTS FOR THE YEARS ENDED
                     DECEMBER 31, 1995 AND DECEMBER 31, 1994

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

INDEX TO FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULES


                                                                            Page

  Report of Independent Accountants                                            2

  Financial Statements:

     Statements of net assets available for benefits
      at December 31, 1995 and 1994                                            3

     Statements of changes in net assets available for benefits
      for the years ended December 31, 1995 and 1994                           4

     Notes to financial statements                                          5-14

 Supplemental Schedules:

     Schedule I:  Item 27a-Schedule of assets held for investment purposes    15

     Schedule II: Item 27d-Schedule of reportable transactions                16


 All other schedules of additional financial information required by Section 2520.103-10 of the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA have been omitted because they are not applicable.

                        REPORT OF INDEPENDENT ACCOUNTANTS
                        ---------------------------------




To the Participants and Administrator
of the Tribune Company Savings Incentive Plan


In our opinion, the accompanying statements of net assets available for benefits and the related statements of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Tribune Company Savings Incentive Plan (the "Plan") at December 31, 1995 and 1994, and the changes in net assets available for benefits for the years then ended, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Plan's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The additional information included in Supplemental Schedules I and II is presented for purposes of additional analysis and is not a required part of the basic financial statements but is additional information required by ERISA. Such information has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.




/s/ Price Waterhouse LLP
- ------------------------
PRICE WATERHOUSE LLP

Chicago, Illinois
June 21, 1996

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS


                                                                                                  December 31,
                                                                                      ------------------------------------
                                                                                          1995                    1994
                                                                                      ------------            ------------


Assets:
      Investments, at fair value:
        The Northern Trust Company Collective Short
          Term Investment Fund, at cost which
          approximates fair value (par $1)                                            $ 60,388,552            $ 62,268,896
        The Northern Trust Company Collective Stock
          Index Fund; 1,640,316 units (cost-$51,744,246;
          net asset value per unit-$38.54)                                                       -              63,217,779
        Vanguard Institutional Index Fund; 1,506,684
          units (cost-$86,649,412; net asset value per
          unit-$57.93)                                                                  87,282,220                       -
        Tribune Company Common Stock; 978,343 shares
          and 1,120,264 shares, respectively (cost-
          $20,713,295 and $21,113,532, respectively;
          share price-$61.13 and $54.75, respectively)                                  59,801,216              61,334,454
        Vanguard/Wellington Fund;
          1,856,227 units and 1,905,343 units,
          respectively (cost-$37,079,824 and
          $37,223,234, respectively; net asset value
          per unit-$24.43 and $19.39, respectively)                                     45,347,622              36,944,598
        Vanguard World Fund - International Growth
          Portfolio; 380,895 units (cost-$4,985,054;
          net asset value per unit-$15.02)                                               5,721,037                       -
        Vanguard Bond Index Fund - Total Bond
          Market Portfolio; 269,690 units (cost-$2,603,452;
          net asset value per unit-$10.14)                                               2,734,653                       -
        Participant loans                                                                   65,215                  98,513

      Receivables:
        Contributions from participants                                                  1,139,826               1,069,145
        Contributions from Tribune Company                                                 187,421                 177,881
        Interest and dividends                                                             291,568                 292,569
                                                                                      ------------            ------------

      Net assets available for benefits                                               $262,959,330            $225,403,835
                                                                                      ============            ============




See notes to financial statements.

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

STATEMENTS OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS


                                                                                               Year Ended December 31,
                                                                                       ---------------------------------------
                                                                                           1995                       1994
                                                                                       ------------               ------------



Interest                                                                               $  3,760,886               $  2,569,277
Dividends                                                                                 4,779,156                  4,500,906
Net realized gain (loss) on sale of investments                                          22,814,591                   (128,856)
Change in unrealized appreciation (depreciation) of investments                          15,891,380                 (8,685,197)
                                                                                       ------------               ------------

      Net investment income (loss)                                                       47,246,013                 (1,743,870)

Contributions from participants                                                          12,814,577                 12,594,559

Contributions from Tribune Company                                                        2,045,706                  1,950,958

Transfer of assets from other benefit plans                                                       -                  2,387,044

Distributions to participants or their beneficiaries                                    (24,441,389)               (15,555,585)

Administrative fees                                                                        (109,412)                   (83,634)
                                                                                       ------------               ------------

      Increase (decrease) in net assets available for benefits                           37,555,495                   (450,528)

Net assets available for benefits:
      Beginning of year                                                                 225,403,835                225,854,363
                                                                                       ------------               ------------

      End of year                                                                      $262,959,330               $225,403,835
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

Investments
- -----------

At December 31, 1995, the Plan's investment assets were held by The Northern Trust Company ("The Northern Trust"), the Plan's trustee (the "Trustee"). Effective January 1, 1996, the Plan changed trustees from The Northern Trust to Vanguard Fiduciary Trust Company ("Vanguard"). Separate Investment Funds are maintained under the Plan.

The Funds available to participants include:

     (a) A Cash Fund, which the Trustee invests in short-term cash equivalents or similar type investments. The Trustee invested in The Northern Trust Company Collective Short Term Investment Fund until January 1, 1996. On January 1, 1996, the assets invested in
           The Northern Trust Company Collective Short Term Investment Fund were transferred to the Vanguard Institutional Money Market Portfolio;
     (b) A Diversified Stock Fund, which the Trustee invested in The Northern Trust Company Collective Stock Index Fund until December 21, 1995. At that time, the assets invested in the Northern Trust Company Collective Stock Index Fund were transferred to the Vanguard Institutional Index Fund, a publicly traded fund. Both funds invest in common stocks in a broadly diversified stock portfolio, the performance of which is designed to match the investment performance of the Standard & Poor's 500 Composite Stock Price Index;
     (c) A Company Common Stock Fund, which the Trustee invests in shares of the common stock of Tribune Company;
     (d) A Balanced Fund, which the Trustee invests in the Vanguard/Wellington Fund, a publicly traded mutual fund. The fund invests in common stocks of large, established companies and high quality bonds and money market securities;
     (e) An International Fund, which the Trustee invests in the Vanguard World Fund-International Growth Portfolio, a publicly traded mutual fund. The fund invests in common stocks of non-U.S. based companies that exhibit above-average growth potential. This fund was added effective January 1, 1995;
     (f) A Bond Fund, which the Trustee invests in the Vanguard Bond Index Fund-Total Bond Market Portfolio, a publicly traded bond fund.
           This fund invests in a diversified portfolio of U.S. Government and corporate bonds and mortgage-backed securities. This fund was added effective January 1, 1995.

Participants may elect to have all or a percentage (in 10% and 25% increments in 1995 and 1994, respectively) of their contributions and their share of Contributing Employers' contributions invested in or transferred among one or more of the Investment Funds. Prior to January 1, 1996, participants could not elect that more than 50% of their contributions or 50% of their share of the Contributing Employers' matching contributions be invested in the Company Common Stock Fund. Effective January 1, 1996, participants may elect that 100% of their contributions and 100% of their share of the Contributing Employers' matching contributions be invested in the Company Common Stock Fund. The Trustee's purchases of Company Common Stock are made in the open market. Prior to May 16, 1996, participants could change their investment options quarterly. Effective May 16, 1996, participants may change their investment elections effective with the next pay period. Participants may make fund transfers on a daily basis.

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

Withdrawals
- -----------

Prior to May 16, 1996, participants who were totally and permanently disabled could elect to withdraw their account balances through written notice to the Administrative Committee as of any quarterly valuation date. Effective May 16, 1996, these participants may elect to withdraw their account balances at any time. Also, participants who have attained age 59 1/2 may elect to withdraw their balances by written notice to the Administrative Committee, but upon doing so will cease to be eligible to make salary reduction contributions for one year.

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

Valuation of investments
- ------------------------

Investments are stated at fair value. The fair value of the units of the Trustee's Cash Fund and Diversified Stock Fund are based on the quoted market and redemption values as determined by the Trustee on the last business day of the Plan year. The fair value of the shares of the Company's Common Stock Fund and the units of the Institutional Index Fund, Balanced Fund, International Fund and Bond Fund are based on quoted market values on the last business day of the Plan year. The cost of investments sold is based on the weighted average method.

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

Distributions
- -------------

Distributions are recorded when paid. Benefit claims that have been processed and approved for payment prior to December 31 but not yet distributed as of that date are shown as a liability on the Form 5500. Distributions payable to participants at December 31, 1995 and 1994 were $8,444,810 and $7,553,537, respectively.

The following is a reconciliation of net assets available for benefits per the financial statements to the Form 5500:


                                                                                                 December 31,
                                                                                      -----------------------------------
                                                                                           1995                  1994
                                                                                      -------------         -------------

Net assets available for benefits per the
  financial statements                                                                $262,959,330          $225,403,835
Amounts allocated to withdrawing participants                                           (8,444,810)           (7,553,537)
                                                                                      ------------          ------------
Net assets available for benefits per the Form 5500                                   $254,514,520          $217,850,298
                                                                                      ============          ============


The following is a reconciliation of benefits paid to participants per the financial statements to the Form 5500:


                                                                                             Year ended December 31,
                                                                                      -----------------------------------
                                                                                           1995                  1994
                                                                                      -------------         -------------

Benefits paid to participants per the financial statements                             $24,441,389           $15,555,585
Add:       Amounts allocated to withdrawing participants
           at December 31, 1995 and 1994                                                 8,444,810             7,553,537
Less:      Amounts allocated to withdrawing participants
           at December 31, 1994 and 1993                                                (7,553,537)           (5,678,631)
                                                                                       -----------           -----------
Benefits paid to participants per the Form 5500                                        $25,332,662           $17,430,491
                                                                                       ===========           ===========

Expenses of the plan
- --------------------

The Company generally pays the costs of administering the Plan and Trust, except that certain expenses described in the Trust Agreement are paid out of Plan assets and are charged to the appropriate Investment Fund. In 1996, recordkeeping fees previously paid by the Company will be paid out of Plan assets.

NOTE 3 - INCOME TAX STATUS
- --------------------------

The Plan obtained its latest determination letter on June 14, 1996, in which the Internal Revenue Service stated that the Plan, as then designed, was in compliance with the applicable requirements of the Internal Revenue Code. The Plan has been amended since applying for the determination letter. However, the Plan administrator and the Company's tax counsel with respect to Plan matters believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC. Therefore, income taxes have not been provided for in the Plan's financial statements.

Lump sum distributions
- ----------------------

Lump sum distributions from the Plan may be taxed at ordinary income or, in special circumstances, long-term capital gain rates under lump sum distribution rules. The amount subject to tax is equal to the excess of the value of the assets received over the participant's total after-tax contributions, if any. In general, a lump sum distribution is payment of a participant's entire account balance under the Plan within one taxable year. Participants who have attained age 59 1/2 are permitted to make a one-time election to use five-year averaging with respect to a single lump sum distribution. A tax law transition rule allows participants who have attained the age 50 by January 1, 1986 to elect to use five-year averaging under new tax rates or ten-year averaging under old tax rates with respect to a single lump sum distribution. If any lump sum distribution includes common stock of the Company, the recipient's taxable income does not include any net unrealized appreciation of the employer's securities, defined by the increase in value of the stock over the amount paid by the Trustee. Such increase is not taxed until the stock is sold. A participant may elect not to have this rule apply.

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

Rollovers
- ---------

Participants can avoid current taxation on the taxable portion of a lump sum distribution to the extent such amounts are rolled over into an IRA or other qualified plan. Any distribution received directly by an employee will be subject to withholding tax. The withholding tax may be avoided by having the distribution made directly into an IRA or other qualified plan. If any portion of a lump sum distribution is rolled over, the remaining portion is not eligible for the long-term capital gain and special ten-year or five-year averaging treatment described above. Amounts distributed from an IRA are subject to tax at ordinary income tax rates when distributed by the IRA.

NOTE 4 - ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS BY FUND
- ----------------------------------------------------------------

December 31, 1995


                                                                                Tribune
                                                                                Company
                                                                 Diversified    Common
                                                        Cash         Stock       Stock      Balanced  International    Bond
                                          Total         Fund         Fund        Fund         Fund         Fund        Fund
                                      ------------  -----------  -----------  -----------  -----------  ----------  ----------
Assets:
 Investments, at fair value:
  The Northern Trust Company
   Collective Short Term
    Investment Fund                   $ 60,388,552  $60,307,656  $     8,053  $    15,186  $    19,219  $   19,219  $   19,219
  Vanguard Institutional Index Fund     87,282,220            -   87,282,220            -            -           -           -
  Tribune Company Common Stock          59,801,216            -            -   59,801,216            -           -           -
  Vanguard/Wellington Fund              45,347,622            -            -            -   45,347,622           -           -
  Vanguard World Fund-International
   Growth Portfolio                      5,721,037            -            -            -            -   5,721,037           -
  Vanguard Bond Index Fund-
   Total Bond Market Portfolio           2,734,653            -            -            -            -           -   2,734,653
  Participant loans                         65,215       65,215            -            -            -           -           -

 Receivables:
  Contributions from participants        1,139,826      204,357      437,055      167,838      267,420      49,410      13,746
  Contributions from Tribune Company       187,421       35,677       70,790       29,293       42,235       7,302       2,124
  Interest and dividends                   291,568      290,294          480          455          136         104          99
                                      ------------  -----------  -----------  -----------  -----------  ----------  ----------

Net assets available for benefits     $262,959,330  $60,903,199  $87,798,598  $60,013,988  $45,676,632  $5,797,072  $2,769,841
                                      ============  ===========  ===========  ===========  ===========  ==========  ==========

NOTE 4 - ALLOCATION OF NET ASSETS AVAILABLE FOR BENEFITS BY FUND (continued)
- ----------------------------------------------------------------

December 31, 1994

                                                                                                   Tribune
                                                                                                   Company
                                                                                  Diversified      Common
                                                                    Cash             Stock          Stock          Balanced
                                                   Total            Fund             Fund           Fund             Fund
                                               -------------    ------------     -----------     -----------     -----------
Assets:
 Investments, at fair value:
   The Northern Trust Company
     Collective Short Term
      Investment Fund                           $ 62,268,896     $62,209,192     $    20,484     $    27,332     $    11,888
   The Northern Trust Company
     Collective Stock Index Fund                  63,217,779               -      63,217,779               -               -
   Tribune Company Common Stock                   61,334,454               -               -      61,334,454               -
   Vanguard/Wellington Fund                       36,944,598               -               -               -      36,944,598
   Participant loans                                  98,513          98,513               -               -               -

 Receivables:
   Contributions from participants                 1,069,145         229,361         388,141         188,890         262,753
   Contributions from Tribune Company                177,881          39,237          64,051          32,557          42,036
   Interest and dividends                            292,569         291,323             571             594              81
                                                ------------     -----------     -----------     -----------     -----------

Net assets available for benefits               $225,403,835     $62,867,626     $63,691,026     $61,583,827     $37,261,356
                                                ============     ===========     ===========     ===========     ===========

NOTE 5 -  ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY FUND
- ----------------------------------------------------------------------------

Year Ended December 31, 1995


                                                                              Tribune
                                                                              Company
                                                             Diversified      Common
                                                   Cash         Stock          Stock       Balanced    International     Bond
                                    Total          Fund         Fund           Fund          Fund           Fund         Fund
                                ------------   -----------   -----------   -----------   -----------   -------------  ----------

Interest                        $  3,760,886   $ 3,627,114   $    12,688   $     6,696   $     4,137    $    1,127    $  109,124
Dividends                          4,779,156             -     1,857,493     1,148,968     1,698,539        74,156             -
Net realized gain on sale
   of investments                 22,814,591             -    20,779,497       931,509       976,246       127,286            53
Change in unrealized
   appreciation of investments    15,891,380             -       584,339     5,936,130     8,503,727       735,982       131,202
                                ------------   -----------   -----------   -----------   -----------    ----------    ----------

   Net investment income          47,246,013     3,627,114    23,234,017     8,023,303    11,182,649       938,551       240,379

Contributions from
   participants                   12,814,577     2,465,702     4,652,553     1,932,665     2,981,061       639,644       142,952

Contributions from
   Tribune Company                 2,045,706       423,168       743,626       328,024       451,232        79,771        19,885

Interfund transfers                        -    14,923,623    (4,456,893)  (10,781,609)   (6,196,102)    4,141,731     2,369,250

Distributions to participants
   or their beneficiaries        (24,441,389)  (23,388,898)            -    (1,052,491)            -             -             -

Administrative fees                 (109,412)      (15,136)      (65,731)      (19,731)       (3,564)       (2,625)       (2,625)
                                ------------   -----------   -----------   -----------   -----------    ----------    ----------
   Increase (decrease) in net
     assets available for
     benefits                     37,555,495    (1,964,427)   24,107,572    (1,569,839)    8,415,276     5,797,072     2,769,841

Net assets available for
   benefits:
   Beginning of year             225,403,835    62,867,626    63,691,026    61,583,827    37,261,356             -             -
                                ------------   -----------   -----------   -----------   -----------    ----------    ----------

   End of year                  $262,959,330   $60,903,199   $87,798,598   $60,013,988   $45,676,632    $5,797,072    $2,769,841
                                ============   ===========   ===========   ===========   ===========    ==========    ==========




NOTE 5 -  ALLOCATION OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS BY FUND
          ------------------------------------------------------------------
          (continued)

Year Ended December 31, 1994

                                                                                                    Tribune
                                                                                                    Company
                                                                                Diversified         Common
                                                                   Cash            Stock             Stock        Balanced
                                                   Total           Fund            Fund              Fund           Fund
                                               -------------    -----------     -----------      ------------    -----------

Interest                                       $  2,569,277     $ 2,538,384     $    12,949      $     7,459     $    10,485
Dividends                                         4,500,906               -       1,736,723        1,154,413       1,609,770
Net realized gain (loss) on sale
   of investments                                  (128,856)              -         (27,810)        (146,979)         45,933
Change in unrealized depreciation
   of investments                                (8,685,197)              -        (949,614)      (5,889,385)     (1,846,198)
                                               ------------     -----------     -----------      -----------     -----------

   Net investment income (loss)                  (1,743,870)      2,538,384         772,248       (4,874,492)       (180,010)

Contributions from participants                  12,594,559       2,619,534       4,617,451        2,146,958       3,210,616

Contributions from Tribune Company                1,950,958         428,631         718,501          345,173         458,653

Transfer of assets from other benefit plans       2,387,044         822,508         478,564          115,039         970,933

Interfund transfers                                       -       6,968,735      (4,007,137)      (3,205,071)        243,473

Distributions to participants
   or their beneficiaries                       (15,555,585)    (15,070,497)        153,806         (638,894)              -

Administrative fees                                 (83,634)        (15,950)        (45,220)         (19,277)         (3,187)
                                               ------------     -----------     -----------      -----------     -----------

   Increase (decrease) in net
     assets available for benefits                 (450,528)     (1,708,655)      2,688,213       (6,130,564)      4,700,478

Net assets available for benefits:
   Beginning of year                            225,854,363      64,576,281      61,002,813       67,714,391      32,560,878
                                               ------------     -----------     -----------      -----------     -----------

   End of year                                 $225,403,835     $62,867,626     $63,691,026      $61,583,827     $37,261,356
                                               ============     ===========     ===========      ===========     ===========



                                                                      SCHEDULE I
                                                                      ----------


                     TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

           Item 27a - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
                              AT DECEMBER 31, 1995


                                                                   Shares/Units or                        Current
                      Identity of Issue or Borrower                 Interest Rate          Cost            Value
     ---------------------------------------------------------     ---------------     ------------    ------------

 *   The Northern Trust Company Collective Short Term
       Investment Fund                                               60,388,552        $ 60,388,552    $ 60,388,552

 *   Vanguard Institutional Index Fund                                1,506,684          86,649,412      87,282,220

 *   Tribune Company Common Stock                                       978,343          20,713,295      59,801,216

 *   Vanguard/Wellington Fund                                         1,856,227          37,079,824      45,347,622

 *   Vanguard World Fund - International Growth Portfolio               380,895           4,985,054       5,721,037

 *   Vanguard Bond Index Fund - Total Bond Market Portfolio             269,690           2,603,452       2,734,653

 *   Participant loans receivable maturing from 1/96
       to 2/99                                                         8% - 10%              65,215          65,215
                                                                                       ------------    ------------

          Total Assets Held for Investment Purposes                                    $212,484,804    $261,340,515
                                                                                       ============    ============


     *  Party-in-interest (Vanguard became trustee effective January 1, 1996)

                                                                     SCHEDULE II
                                                                     -----------


                     TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

                 Item 27d - SCHEDULE OF REPORTABLE TRANSACTIONS
                      FOR THE YEAR ENDED DECEMBER 31, 1995

                                                                                      Expenses                 Current
                                           Number                                    Incurred in                Value
                                             of                                      Connection              of Asset on     Net
  Identity of            Description       Trans-     Purchase    Selling    Lease   with Trans-  Cost of    Transaction   Realized
Party Involved            of assets        actions     Price       Price     Rental    action      Asset         Date    Gain/(Loss)
- ----------------    ---------------------  -------  ----------- ----------  -------- ---------- -----------  ----------- -----------

The Northern        Collective Short Term
  Trust Company      Investment Fund         245    $37,718,546                                 $37,718,546  $37,718,546

The Northern        Collective Short Term
  Trust Company      Investment Fund         139                $39,598,892                      39,598,892   39,598,892         --

The Northern        Collective Stock
  Trust Company      Index Fund               12      5,193,244                                   5,193,244    5,193,244

The Northern        Collective Stock
  Trust Company      Index Fund                5                 90,784,419                      58,794,984   90,784,419  31,989,435

Vanguard Fiduciary  Institutional
  Trust Company      Index Fund                1     86,649,412                                  86,649,412   86,649,412

Tribune Company     Tribune Company
                     Common Stock             17      3,541,404                         $2,785    3,541,404    3,541,404

Tribune Company     Tribune Company
                     Common Stock              5                 10,825,814              9,373    3,531,967   10,825,814   7,284,474

Vanguard Fiduciary  Vanguard/
  Trust Company      Wellington Fund          20      5,606,183                                   5,606,183    5,606,183

Vanguard Fiduciary  Vanguard/
  Trust Company      Wellington Fund           3                  6,179,802                       5,749,593    6,179,802     430,209

