Form 10-Q
period 1996-06-30
TRIBUNE CO
filed 1996-08-14
CIK 726513

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 30, 1996

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

       At August 4, 1996 there were 61,206,056 shares outstanding of the Company's Common Stock (without par value).

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                        TRIBUNE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                   (Unaudited)

                                                             Second Quarter Ended                   First Half Ended
                                                       -------------------------------       ------------------------------
                                                       June 30, 1996      June 25,1995       June 30, 1996    June 25, 1995
                                                       -------------      ------------       -------------    -------------
Operating revenues....................................      $641,927          $577,218          $1,179,049       $1,098,624

Operating expenses
Cost of sales (exclusive of items
   shown below).......................................       315,051           289,314             597,925          555,656
Selling, general and administrative...................       147,410           134,125             283,441          267,055
Depreciation and amortization
   of intangible assets...............................        34,593            29,268              65,735           59,368
                                                            --------          --------          ----------        ---------
Total operating expenses..............................       497,054           452,707             947,101          882,079
                                                            --------          --------          ----------        ---------

Operating profit......................................       144,873           124,511             231,948          216,545

Gain on sale of America Online common stock...........             -                 -                   -           15,272
Interest income.......................................         7,825             3,182              16,375            6,522
Interest expense......................................       (11,033)           (4,620)            (21,988)          (8,883)
                                                            --------          --------          ----------        ---------
Income from continuing operations before
  income taxes........................................       141,665           123,073             226,335          229,456
Income taxes..........................................       (57,375)          (49,845)            (91,666)         (92,930)
                                                            --------          --------          ----------        ---------

Income from continuing operations.....................        84,290            73,228             134,669          136,526
Discontinued operations of QUNO, net of tax...........             -             8,899              89,317           13,564
                                                            --------          --------          ----------        ---------

Net income............................................        84,290            82,127             223,986          150,090
Preferred dividends, net of tax.......................        (4,697)           (4,622)             (9,393)          (9,243)
                                                            --------          --------          ----------        ---------

Net income attributable to common shares..............      $ 79,593          $ 77,505          $  214,593        $ 140,847
                                                            ========          ========          ==========        =========

Net income per share:
Primary:         Continuing operations................        $ 1.30            $ 1.05              $ 2.04           $ 1.94
                 Discontinued operations..............             -               .14                1.45              .21
                                                              ------            ------              ------           ------
                 Net income...........................        $ 1.30            $ 1.19              $ 3.49           $ 2.15
                                                              ======            ======              ======           ======

Fully diluted:   Continuing operations................        $ 1.19            $  .97              $ 1.88           $ 1.79
                 Discontinued operations..............             -               .12                1.31              .19
                                                              ------            ------              ------           ------
                 Net income...........................        $ 1.19            $ 1.09              $ 3.19           $ 1.98
                                                              ======            ======              ======           ======

Dividends per common share............................        $  .30            $  .28              $  .60           $  .56
                                                              ======            ======              ======           ======

See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)


                                                                         June 30, 1996          December 31, 1995
                                                                         -------------          -----------------
                                                                          (Unaudited)
ASSETS
Current assets
Cash and short-term investments....................................         $   56,339              $   22,899
Accounts receivable, net...........................................            346,574                 296,363
Inventories........................................................             94,500                  45,348
Broadcast rights...................................................            143,774                 163,339
Prepaid expenses and other.........................................             20,031                  17,651
                                                                            ----------              ----------
Total current assets...............................................            661,218                 545,600

Investment in and advances to QUNO.................................                  -                 356,925

Property, plant and equipment......................................          1,419,048               1,366,741
Accumulated depreciation...........................................           (769,255)               (725,995)
                                                                            ----------              ----------
Net properties.....................................................            649,793                 640,746

Broadcast rights...................................................            156,041                 194,038
Intangible assets, net.............................................          1,251,614                 795,856
Investments........................................................            614,877                 549,735
Other..............................................................            213,571                 205,355
                                                                            ----------              ----------

Total assets.......................................................         $3,547,114              $3,288,255
                                                                            ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year.................................         $   29,380              $   28,665
Contracts payable for broadcast rights.............................            162,602                 164,443
Deferred income ...................................................             59,913                  43,961
Income taxes.......................................................             36,279                   8,401
Accounts payable, accrued expenses and other current liabilities...            320,692                 311,683
                                                                            ----------              ----------
Total current liabilities..........................................            608,866                 557,153

Long-term debt.....................................................            982,218                 757,437
Deferred income taxes..............................................            196,797                 223,756
Contracts payable for broadcast rights.............................            198,174                 225,771
Compensation and other obligations.................................            135,675                 144,229
                                                                            ----------              ----------
Total liabilities..................................................          2,121,730               1,908,346

Shareholders' equity
Series B convertible preferred stock...............................            312,470                 322,540
Common stock and additional paid-in capital........................            135,420                 127,814
Retained earnings..................................................          2,108,182               1,930,380
Treasury stock (at cost)...........................................         (1,026,723)               (923,828)
Unearned compensation related to ESOP..............................           (245,532)               (247,281)
Cumulative translation adjustment..................................                  -                 (19,188)
Unrealized gain on investments.....................................            141,567                 189,472
                                                                            ----------              ----------
Total shareholders' equity.........................................          1,425,384               1,379,909
                                                                            ----------              ----------

Total liabilities and shareholders' equity.........................         $3,547,114              $3,288,255
                                                                            ==========              ==========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                                First Half Ended
                                                                                     --------------------------------------
                                                                                     June 30, 1996            June 25, 1995
                                                                                     -------------            -------------
Operations
Net income...................................................................            $ 223,986                $ 150,090
Adjustments to reconcile net income to net cash
    provided by operations:
        Discontinued operations of QUNO, net of tax..........................              (89,317)                 (13,564)
        Gain on sale of America Online common stock..........................                    -                  (15,272)
        Depreciation and amortization of intangible assets...................               65,735                   59,368
        Other, net...........................................................              (97,336)                   2,674
                                                                                         ---------                ---------
Net cash provided by operations..............................................              103,068                  183,296
                                                                                         ---------                ---------

Investments
Capital expenditures.........................................................              (42,977)                 (47,739)
Acquisitions.................................................................             (498,460)                 (13,650)
Investments..................................................................              (23,796)                 (30,075)
Proceeds from sale of America Online common stock............................                    -                   16,729
Proceeds from sale of QUNO...................................................              426,828                        -
Other, net...................................................................               (4,942)                   3,552
                                                                                         ---------                ---------
Net cash used for investments................................................             (143,347)                 (71,183)
                                                                                         ---------                ---------

Financing
Proceeds from issuance of long-term debt.....................................              236,296                   90,000
Repayments of long-term debt.................................................              (11,033)                  (3,208)
Sale of common stock to employees, net.......................................               17,993                   15,387
Purchase of treasury stock...................................................             (123,353)                (123,189)
Dividends....................................................................              (46,184)                 (45,968)
Redemption of preferred stock................................................                    -                   (5,967)
                                                                                         ---------                ---------
Net cash provided by (used for) financing....................................               73,719                  (72,945)
                                                                                         ---------                ---------

Net increase in cash and short-term investments..............................               33,440                   39,168

Cash and short-term investments at the beginning of year.....................               22,899                   21,824
                                                                                         ---------                ---------

Cash and short-term investments at the end of quarter........................            $  56,339                $  60,992
                                                                                         =========                =========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:
- -------

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the "Company" or "Tribune") as of June 30, 1996 and the results of their operations for the quarters and first halves ended June 30, 1996 and June 25, 1995 and cash flows for the first halves ended June 30, 1996 and June 25, 1995. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 1996 presentation. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K.

Note 2:
- -------

      Inventories consist of (in thousands):

                                        June 30, 1996         Dec. 31, 1995
                                        -------------         -------------

Finished goods....................            $60,590               $21,638
Newsprint (at LIFO)...............             19,328                12,473
Supplies and other................             14,582                11,237
                                              -------               -------

Total inventories.................            $94,500               $45,348
                                              =======               =======

      Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $14.1 million at June 30, 1996 and $12.8 million at December 31, 1995. Finished goods primarily include books and supplementary educational materials.

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

                          Second Quarter                        First Half
                      ----------------------              ---------------------
                       1996            1995                1996           1995
                      ------          ------              ------         ------
Primary               61,129          65,010              61,422         65,495
Fully diluted         67,830          71,762              68,161         72,245

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

      In March 1995, Tribune sold shares of America Online common stock for approximately $17 million. The sale resulted in a pretax gain of $15.3 million and an after-tax gain of $9.1 million, or $.14 per share on a primary basis.

Note 5:
- -------

      In January 1996, Tribune acquired Houston television station KHTV for approximately $102 million in cash. In February 1996, Tribune acquired the remaining minority interest in Philadelphia television station WPHL for approximately $23 million in cash. In March 1996, Tribune acquired Educational Publishing Corporation and NTC Publishing Group. Educational Publishing, purchased for approximately $200 million in cash, publishes supplemental education and innovative curriculum materials for early childhood through high school learners. NTC Publishing was acquired for approximately $82 million in cash and publishes educational products in print, audio and multimedia formats for the foreign language learning, English as a second language, language arts, careers, business and travel markets. In April 1996, the Company acquired San Diego television station KTTY for approximately $71 million in cash.

      In July 1996, Tribune announced an agreement to acquire Renaissance Communications Corp., a publicly traded company owning six televisions stations, for approximately $1.1 billion in cash. The transaction is subject to various closing conditions, including FCC and other regulatory approval, and is expected to close in early 1997.

      The acquisitions are being accounted for by the purchase method, and accordingly, the results of operations of the companies have been or will be included in the consolidated financial statements since or from their respective dates of acquisition.

Note 6:
- -------

      Financial data for each of the Company's business segments is as follows (in thousands):

                                                           Second Quarter Ended                     First Half Ended
                                                     --------------------------------       -------------------------------
                                                     June 30, 1996      June 25, 1995       June 30, 1996     June 25, 1995
                                                     -------------      -------------       -------------     -------------
Operating revenues:
      Publishing....................................      $330,495           $327,787          $  657,828        $  651,334
      Broadcasting and Entertainment................       253,280            220,910             440,475           397,342
      Education.....................................        58,152             28,521              80,746            49,948
                                                          --------           --------          ----------        ----------

Total operating revenues............................      $641,927           $577,218          $1,179,049        $1,098,624
                                                          ========           ========          ==========        ==========

Operating profit:
      Publishing....................................      $ 72,861           $ 74,991          $  136,104        $  145,796
      Broadcasting and Entertainment................        65,904             53,024              94,928            81,748
      Education.....................................        13,749              3,862              15,971             3,506
      Corporate expenses............................        (7,641)            (7,366)            (15,055)          (14,505)
                                                          --------           --------          ----------        ----------

Total operating profit..............................      $144,873           $124,511          $  231,948        $  216,545
                                                          ========           ========          ==========        ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
- --------------------------------------------------------------------------------

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the second quarter and first half of 1996 to the second quarter and first half of 1995.


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

      The Company acquired the following businesses since the 1995 first quarter. In 1995, the Company purchased Jamestown Publishers, Inc. in May and Everyday Learning Corporation in August. In 1996, the Company acquired Houston television station KHTV in January, Educational Publishing Corporation and NTC Publishing Group in March and San Diego television station KTTY in April. The results of these businesses have been included in the consolidated financial statements since their respective dates of acquisition.

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

      In July 1996, Tribune announced an agreement to acquire Renaissance Communications Corp., a publicly traded company owning six televisions stations, for approximately $1.1 billion in cash. The transaction is subject to various closing conditions, including FCC and other regulatory approval, and is expected to close in early 1997.

RESULTS OF OPERATIONS
- ---------------------

      The results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. In both publishing and broadcasting and entertainment, second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. In education, second and third quarter revenues are typically higher than first and fourth quarter revenues. Results for the 1996 and 1995 second quarters reflect these seasonal patterns.


CONSOLIDATED

      The Company's consolidated operating results for the second quarter and first half of 1996 and 1995 were as follows:

(Dollars in millions,                                               Second Quarter                      First Half
except per share amounts)                                     -------------------------        ---------------------------
                                                               1996      1995    Change          1996      1995     Change
                                                              -----     -----    ------        ------    ------     ------

Operating revenues                                            $ 642     $ 577    +  11%        $1,179    $1,098     +   7%
Operating profit                                                145       125    +  16%           232       216     +   7%
Gain on sale of AOL common stock                                  -         -        -              -        15         -
Income from continuing operations                                84        73    +  15%           135       137     -   1%
Discontinued operations of QUNO, net of tax                       -         9        -             89        14         *
Net income                                                       84        82    +   3%           224       150     +  49%
    Before AOL gain and QUNO                                     84        73    +  15%           135       127     +   6%
Primary net income per share
    Continuing operations                                      1.30      1.05    +  24%          2.04      1.94     +   5%
    Discontinued operations                                       -       .14        -           1.45       .21         *
    Total                                                      1.30      1.19    +   9%          3.49      2.15     +  62%
    Continuing operations before AOL gain                      1.30      1.05    +  24%          2.04      1.80     +  13%
*Not meaningful


Net Income Per Share -- Primary net income per share from continuing operations for the 1996 second quarter was $1.30, up 24% from $1.05 last year. For the first half of 1996, primary net income per share from continuing operations rose 13% to $2.04 from $1.80 in 1995, excluding a gain in 1995 on the sale of AOL common stock. The increases were due to higher operating profit from broadcasting and entertainment as well as from education, partially offset by lower publishing profit and higher net interest expense. Fewer shares outstanding also contributed to the higher per share earnings. Average common shares outstanding decreased 6% in both the 1996 second quarter and first half due to the Company's stock repurchases.

Operating Profit and Revenues -- The Company's consolidated operating revenues, EBITDA (operating profit before depreciation and amortization) and operating profit by business segment for the second quarter and first half were as follows:




                                                              Second Quarter                          First Half
                                                         --------------------------         -----------------------------
(Dollars in millions)                                    1996       1995     Change           1996       1995      Change
                                                         ----       ----     ------         ------     ------      ------
Operating revenues
     Publishing                                          $331       $328      +  1%         $  658     $  651      +   1%
     Broadcasting and Entertainment                       253        221      + 15%            440        397      +  11%
     Education                                             58         28      +104%             81         50      +  62%
                                                         ----       ----                    ------     ------
Total operating revenues                                 $642       $577      + 11%         $1,179     $1,098      +   7%

EBITDA
     Publishing                                          $ 92       $ 93      -  1%         $  173     $  182      -   5%
     Broadcasting and Entertainment                        77         62      + 25%            117        100      +  17%
     Education                                             17          6      +193%             22          8      + 173%
     Corporate expenses                                    (7)        (7)     +  2%            (14)       (14)         -
                                                         ----       ----                    ------     ------
Total EBITDA                                             $179       $154      + 17%         $  298     $  276      +   8%

Operating profit
     Publishing                                          $ 73       $ 75      -  3%         $  136     $  146      -   7%
     Broadcasting and Entertainment                        66         53      + 24%             95         81      +  16%
     Education                                             14          4      +256%             16          4      + 356%
     Corporate expenses                                    (8)        (7)     -  4%            (15)       (15)     -   4%
                                                         ----       ----                    ------     ------
Total operating profit                                   $145       $125      + 16%         $  232     $  216      +   7%


      Consolidated operating revenues for the 1996 second quarter rose 11% to $642 million from $577 million in 1995 and for the first half increased 7% to $1,179 million from $1,098 million in 1995. This was due to recent acquisitions and higher advertising revenues. Excluding businesses recently acquired or sold, operating revenues were up 6% for the second quarter and up 4% for the first half.

      Consolidated operating profit increased 16% in the 1996 second quarter and 7% in the first half, while EBITDA increased 17% in the second quarter and 8% in the first half. Publishing operating profit decreased 3% in the 1996 second quarter and 7% in the first half primarily due to increased investments and development of new businesses and, especially for the first half, higher newsprint costs. Broadcasting and entertainment operating profit increased in both periods of 1996 due to improvements at the Chicago Cubs, impacted by last year's strike-shortened season, and to gains in the television group. Education's 1996 second quarter operating profit was $14 million, up 256% from 1995, and its first half operating profit was $16 million, up from $4 million in 1995, due mainly to the recent acquisitions. Excluding businesses recently acquired or sold, consolidated operating profit was up 6% to $134 million in the second quarter and was relatively unchanged at $221 for the half, while EBITDA was up 7% to $165 million in the second quarter and up 1% to $282 in the first half.

Operating Expenses -- Consolidated operating expenses increased 10% for the quarter and 7% for the first half as follows:

                                                              Second Quarter                        First Half
                                                      -----------------------------         ---------------------------
(Dollars in millions)                                 1996         1995      Change         1996       1995      Change
                                                      ----         ----      ------         ----       ----      ------

Cost of sales                                         $315         $289       +  9%         $598       $556       +  8%
Selling, general & administrative                      147          134       + 10%          283        267       +  6%
Depreciation & amortization
  of intangible assets                                  35           29       + 18%           66         59       + 11%
                                                      ----         ----                     ----       ----
Total operating expenses                              $497         $452       + 10%         $947       $882       +  7%



      Cost of sales increased 9%, or $26 million, in the 1996 second quarter and 8%, or $42 million, in the first half due to the acquisitions, increased television broadcast rights amortization and, in the first half, higher newsprint and ink expense. This was partially offset by the effect of the dispositions. Excluding the acquisitions and dispositions, cost of sales increased 5%, or $13 million, in the second quarter and 5%, or $30 million in the first half. Newsprint and ink expense was up 2%, or $1 million, in the second quarter of 1996 and rose 12%, or $14 million, in the first half. Excluding the two new television stations, television broadcast rights amortization increased 17%, or $8 million, in the 1996 second quarter and increased 14%, or $14 million, in the first half due to higher syndicated programming and baseball rights amortization. Selling, general and administrative expenses were up $13 million, or 10%, in the 1996 second quarter and increased $16 million, or 6%, in the first half, primarily due to the acquisitions and increased losses from equity investments and expenses for development activities. Excluding the acquisitions and dispositions, SG&A expense increased $6 million, or 5%, in the second quarter and increased $12 million, or 5% in the first half. Expenses for development activities and losses from equity investments increased $4 million in the 1996 second quarter and rose $10 million in the first half. The increase in depreciation and amortization of intangible assets reflects the acquisitions and capital expenditures made in 1996 and 1995.


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



                                                         Second Quarter                           First Half
                                                 ------------------------------          ----------------------------
(Dollars in millions)                            1996        1995        Change          1996        1995      Change
                                                 ----        ----        ------          ----        ----      ------
Operating revenues
     Daily newspapers                            $314        $307        +   2%          $623        $612       +  2%
     Other publications/
       services/development                        17          16        +   8%            35          31       + 11%
                                                 ----        ----                        ----        ----
Total operating revenues                         $331        $323        +   2%          $658        $643       +  2%

EBITDA
     Daily newspapers                            $ 97        $ 94        -   3%          $182        $185       -  1%
     Other publications/
       services/development                        (5)         (1)           *             (9)         (2)         *
                                                 ----        ----                        ----        ----
Total EBITDA                                     $ 92        $ 93        -   1%          $173        $183       -  5%

Operating profit
     Daily newspapers                            $ 79        $ 76        +   3%          $147        $150       -  2%
     Other publications/
       services/development                        (6)         (1)       - 330%           (11)         (3)      -250%
                                                 ----        ----                        ----        ----
Total operating profit                           $ 73        $ 75        -   3%          $136        $147       -  8%
*Not meaningful

      Publishing operating revenues for the 1996 second quarter, excluding Times Advocate, were up 2% to $331 million, and for the first half were up 2% to $658 million, due principally to higher advertising and circulation revenues. Operating profit for the 1996 second quarter was $73 million, down 3%, and for the first half was $136 million, down 8%, as the increased revenues were more than offset by increased investments and development of new businesses and, especially for the first half, higher newsprint costs. In the second quarter of 1996, daily newspaper operating profit margins increased to 25.2% from 25.0% in 1995 and in the first half decreased to 23.6% from 24.6% in 1995. Including Times Advocate, operating revenues were up 1% for both the second quarter and first half, and operating profit was down 3% for the second quarter and down 7% for the first half.

      Publishing group revenues by classification, excluding Times Advocate, were as follows:

                                                     Second Quarter                             First Half
                                              -----------------------------            ----------------------------
(Dollars in millions)                         1996         1995      Change            1996        1995      Change
                                              ----         ----      ------            ----        ----      ------
Advertising
Retail                                        $104         $108      -   4%            $205        $211      -   3%
General                                         35           33      +   4%              68          67      +   2%
Classified                                     116          109      +   7%             231         218      +   6%
                                              ----         ----                        ----        ----
     Total advertising                         255          250      +   2%             504         496      +   2%
Circulation                                     63           60      +   5%             128         122      +   5%
Other                                           13           13      -   2%              26          25      +   4%
                                              ----         ----                        ----        ----
Total revenues                                $331         $323      +   2%            $658        $643      +   2%



      Retail advertising revenues for the 1996 second quarter and first half decreased mainly due to declines in the electronics, food and drug and hardware store categories in Chicago, partially offset by an increase in the general merchandise category in the first half. Several major Chicago retailers went out of business in the fourth quarter of 1995. Classified advertising revenues increased due principally to increased help wanted advertising in Chicago and Orlando for both the second quarter and first half and improved real estate advertising in Fort Lauderdale in the first half, partially offset by a decline in automotive advertising in Chicago in the first half.

      Total advertising linage, excluding Times Advocate, decreased 5% in the 1996 second quarter and was down 4% for the first half. Full run retail advertising linage decreased 7% in the second quarter and was down 10% in the first half due to decreases at all of the newspapers. Part run advertising linage was down 5% for both the second quarter and first half due primarily to decreases in Chicago and Orlando in both retail and classified. Preprint advertising linage decreased 10% in the 1996 second quarter and was down 4% in the first half due primarily to lower preprint part run linage in Orlando and Newport News and decreased full run linage in Fort Lauderdale and Chicago. The following summary presents advertising linage for the second quarter and first half, excluding Times Advocate:

                                                     Second Quarter                             First Half
                                             ------------------------------          ------------------------------
(Inches in thousands)                         1996         1995      Change            1996        1995      Change
                                             -----        -----      ------          ------      ------      ------
Full run
Retail                                         888          953      -   7%           1,741       1,928      -  10%
General                                        184          174      +   6%             362         350      +   3%
Classified                                   1,673        1,643      +   2%           3,267       3,288      -   1%
                                             -----        -----                       -----       -----
   Total full run                            2,745        2,770      -   1%           5,370       5,566      -   4%
Part run                                     2,386        2,516      -   5%           4,708       4,934      -   5%
Preprint                                     1,965        2,175      -  10%           3,767       3,938      -   4%
                                             -----        -----                      ------      ------
Total inches                                 7,096        7,461      -   5%          13,845      14,438      -   4%


      Circulation revenues, excluding Times Advocate, increased 5% in both the 1996 second quarter and first half due to selected price increases at all of the Company's newspapers. Total average daily circulation, excluding Times Advocate, was down 2% to 1,301,000 copies in the 1996 second quarter, and total average Sunday circulation was down 2% to 1,921,000 copies. For the first half of 1996, total average daily circulation decreased 2% to 1,316,000 copies, while total average Sunday circulation was down 2% to 1,958,000 copies.

      Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; direct mail operations; and other publishing-related activities.

Operating Expenses -- Publishing operating expenses, excluding Times Advocate, increased 4%, or $10 million, in the second quarter of 1996 and 5%, or $26 million, in the first half. In the second quarter of 1996, newsprint and ink expense increased 2%, or $1 million, as average newsprint prices were up 8% while consumption declined 6% due to linage and copy decreases. For the first half, newsprint and ink expense was up 12%, or $14 million, as average newsprint prices rose 20% while consumption declined 8%. Investments in and costs associated with the development of new businesses increased $4 million, or

242%, in the second quarter and was up $8 million, or 226%, in the first half, primarily due to Internet related spending. Including Times Advocate, operating expenses increased 2%, or $5 million, in the second quarter and increased 3%, or $16 million, in the first half.


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

                                                           Second Quarter                        First Half
                                                     ---------------------------         ---------------------------
(Dollars in millions)                                1996       1995      Change         1996       1995      Change
                                                     ----       ----      ------         ----       ----      ------
Operating revenues
     Television                                      $196       $171      +  15%         $344       $305      +  13%
     Radio                                             20         21          -            45         45      -   1%
     Entertainment/Chicago Cubs                        35         27      +  26%           47         43      +   9%
     Cable Programming/Development                      2          2      +  16%            4          4      +  16%
                                                     ----       ----                     ----       ----
Total operating revenues                             $253       $221      +  15%         $440       $397      +  11%

EBITDA
     Television                                      $ 75       $ 70      +   8%         $117       $109      +   7%
     Radio                                              3          3      +   4%            8          8      +   1%
     Entertainment/Chicago Cubs                         1         (9)         *            (2)       (13)     +  86%
     Cable Programming/Development                     (2)        (2)     -   9%           (6)        (4)     -  39%
                                                     ----       ----                     ----       ----
Total EBITDA                                         $ 77       $ 62      +  25%         $117       $100      +  17%

Operating profit
     Television                                      $ 66       $ 63      +   4%         $ 99       $ 95      +   4%
     Radio                                              3          3      -   7%            7          7      -   8%
     Entertainment/Chicago Cubs                         -        (11)     +  97%           (4)       (16)     +  75%
     Cable Programming/Development                     (3)        (2)     -   7%           (7)        (5)     -  33%
                                                     ----       ----                     ----       ----
Total operating profit                               $ 66       $ 53      +  24%         $ 95       $ 81      +  16%
*Not meaningful


      The Major League Baseball players' contract expired on December 31, 1993. The Major League Baseball Players Association initiated a strike on August 12, 1994, and on August 28, 1994 the owners cancelled the remainder of the 1994 Major League Baseball season. In April 1995, the National Labor Relations Board invalidated the owners' posted rules, and the players ended their strike. The 1995 baseball season began April 26, 1995. The strike shortened the 1995 season by 18 games, all in the second quarter, and impacted attendance throughout the season. Negotiations for a new players' contract are continuing.

      Broadcasting and entertainment operating revenues increased 15% to $253 million in the 1996 second quarter and increased 11% in the first half to $440 million due mainly to increases in television and entertainment/Chicago Cubs. Television revenues increased in both periods primarily due to improvements in Chicago and New York and the acquisition of stations KHTV in Houston and KTTY in San Diego. Excluding the two new stations, television revenues increased 9% in the second quarter and 8% in the first half. Entertainment/Chicago Cubs revenues increased 26% to $35 million in the second quarter and were up 9% to $47 million in the first half as a result of higher Chicago Cubs revenues. Chicago Cubs results were negatively impacted in 1995 by the baseball strike. The improvement at the Chicago Cubs was partially offset in both periods by lower entertainment revenues due to the cancellation of two shows - "Charles Perez" and "The Road."

      Second quarter 1996 operating profit for broadcasting and entertainment was up 24% to $66 million from $53 million in 1995 and for the first half was up 16% to $95 million from $81 million in 1995. The increases were due to reduced losses in entertainment/Chicago Cubs and higher television operating profit. Tribune Entertainment also improved in both periods due to the cancellation of "Charles Perez" and "The Road."

Operating Expenses -- Broadcasting and entertainment operating expenses increased 12%, or $19 million, in the 1996 second quarter and 9%, or $30 million, in the first half. The increase in both periods was primarily due to the acquisition of KHTV and KTTY, higher television broadcast rights amortization, and equity losses from The WB Network. These increases were partially offset by lower expenses at Tribune Entertainment due to the cancellation of "Charles Perez" and "The Road." Excluding the acquisitions, broadcasting and entertainment operating expenses were up 7%, or $12 million, in the second quarter and were up 5%, or $17 million, in the first half. Television broadcast rights amortization, excluding the two new television stations, increased 17%, or $8 million, in the 1996 second quarter and increased 14%, or $14 million, in the first half primarily due to higher syndicated programming amortization and increased baseball rights amortization as a result of the 1995 strike-impacted season.


EDUCATION

Operating Profit and Revenues -- The following table, which excludes Compton's NewMedia, presents operating revenues, EBITDA and operating profit for the education segment:

                                              Second Quarter                         First Half
                                        ---------------------------         ----------------------------
(Dollars in millions)                   1996      1995       Change         1996        1995      Change
                                        ----      ----       ------         ----        ----      ------

Operating revenues                       $58       $20       + 192%          $81         $33      + 146%
EBITDA                                    17         7       + 149%           22           9      + 127%
Operating profit                          14         6       + 136%           16           7      + 121%


      Education operating revenues, excluding Compton's, were up 192% to $58 million in the second quarter and rose 146% to $81 million in the first half primarily due to the recent acquisitions of Everyday Learning, Educational Publishing and NTC Publishing. Excluding the acquisitions and Compton's, revenues were up 5% in the second quarter and 12% in the first half. Including Compton's, operating revenues increased 104% in the 1996 second quarter and were up 62% for the first half.

      Education second quarter operating profit, excluding Compton's, was up $8 million, or 136%, from $6 million in 1995. In the first half of 1996, operating profit was up $9 million, or 121%, from $7 million. The improvements were due to the acquisitions. Including Compton's, second quarter operating profit increased $10 million, or 256% and was up $12 million, or 356% for the first half.

Operating Expenses -- Education operating expenses, excluding Compton's, were up 215%, or $30 million, in the second quarter of 1996 and increased 153%, or $39 million, in the first half, primarily due to the recent acquisitions. Excluding the acquisitions and Compton's, operating expenses were up 17%, or $2 million, in the second quarter and 17%, or $4 million, in the first half due to higher sales volume. Including Compton's, operating expenses increased 80% for the second quarter and 39% for the first half.


OTHER

      Interest expense for the 1996 second quarter increased 139% to $11 million and for the first half increased 148% to $22 million due to higher debt levels resulting from the acquisitions and stock repurchases. Interest income increased 146% to $8 million in the 1996 second quarter and increased 151% to $16 million in the first half due mainly to the SoftKey International and Qwest Broadcasting convertible debentures held by Tribune. The effective tax rate was 40.5% in both second quarter and first half of 1996 and 1995.


LIQUIDITY AND CAPITAL RESOURCES
- -------------------------------

      Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by operations in the first half was $103 million in 1996 and $183 million in 1995. The reduction was mainly due to the payment of taxes on the sale of QUNO and changes in working capital. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt or stock.

      Net cash used for investments totaled $143 million in the 1996 first half as the Company spent $522 million for acquisitions and investments, including KHTV, Educational Publishing, NTC Publishing, KTTY and the remaining minority interest in WPHL. The Company received $427 million of gross proceeds in 1996 from the sale of QUNO Corporation.

      Net cash provided by financing activities in the 1996 first half was $74 million, as proceeds from the issuance of long-term debt and commercial paper and the sale of stock to employees were only partially offset by purchases of treasury stock, dividends and repayments of debt. In the first half of 1996, the Company issued $73 million of medium-term notes, increased commercial paper borrowings by $163 million and repurchased 1.9 million shares of its common stock for $123 million. At June 30, 1996, the

Company had authorization to repurchase an additional 2.8 million shares and may continue to repurchase shares in 1996. The 1996 common dividend increased 7% to $.60 per share for the first half from $.56 per share in 1995. In the second quarter of 1996, the Company filed a shelf registration and prospectus supplement with the Securities and Exchange Commission relating to the offer and sale from time to time of up to $500 million principal amount of the Company's Series D medium-term notes. Proceeds from the issuance of such notes are expected to be used for general corporate purposes, including the funding of acquisitions.

         In July 1996, Tribune announced an agreement to acquire Renaissance Communications Corp., a publicly traded company owning six televisions stations, for approximately $1.1 billion in cash. The transaction is subject to various closing conditions, including FCC and other regulatory approval, and is expected to close in early 1997. Tribune expects to finance the acquisition with medium to long-term borrowings and commercial paper. Rating agencies have placed Tribune's debt ratings under review. The impact of any potential changes is not likely to significantly restrict the Company's ability to borrow funds or materially affect the cost of those borrowings.

                           PART II. OTHER INFORMATION


Item 5.     Other Information.
            -----------------

        The computation of the ratios of earnings to fixed charges, filed herewith as Exhibit 12, is incorporated herein by reference.


Item 6.     Exhibits and Reports on Form 8-K.
            --------------------------------

            (a) Exhibits.

                11    - Statements of computation of primary and fully diluted
                        net income per share.

                12    - Computation of ratios of earnings to fixed charges.

            (b) Reports on Form 8-K.

                No reports on Form 8-K were filed in the second quarter of 1996.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRIBUNE COMPANY
                                    (Registrant)



Date:  August 13, 1996          /s/ R. Mark Mallory
                                    ---------------
                                    R. Mark Mallory
                                    Vice President and Controller
                                    (on behalf of the Registrant
                                    and as Chief Accounting Officer)