Form 10-Q
period 1996-09-29
TRIBUNE CO
filed 1996-11-08
CIK 726513

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 29, 1996

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

       At November 4, 1996 there were 61,592,062 shares outstanding of the Company's Common Stock (without par value).

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                        TRIBUNE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                   (Unaudited)


                                                            Third Quarter Ended                  Three Quarters Ended
                                                      --------------------------------      -------------------------------
                                                      Sept. 29, 1996    Sept. 24, 1995      Sept. 29, 1996   Sept. 24, 1995
                                                      --------------    --------------      --------------   --------------
Operating revenues....................................      $618,327          $552,244          $1,797,376       $1,650,868

Operating expenses
Cost of sales (exclusive of items
   shown below).......................................       303,948           295,644             901,873          851,300
Selling, general and administrative...................       160,286           142,797             443,727          409,852
Depreciation and amortization
   of intangible assets...............................        37,780            30,680             103,515           90,048
                                                            --------          --------          ----------       ----------
Total operating expenses..............................       502,014           469,121           1,449,115        1,351,200
                                                            --------          --------          ----------       ----------

Operating profit......................................       116,313            83,123             348,261          299,668

Dispositions of subsidiary stock and investment.......             -            (7,500)                  -            7,772
Interest income.......................................         7,700             4,098              24,075           10,620
Interest expense......................................       (12,692)           (5,651)            (34,680)         (14,534)
                                                            --------          --------          ----------       ----------
Income from continuing operations before
  income taxes........................................       111,321            74,070             337,656          303,526
Income taxes..........................................       (45,085)          (29,998)           (136,751)        (122,928)
                                                            --------          --------          ----------       ----------

Income from continuing operations.....................        66,236            44,072             200,905          180,598
Discontinued operations of QUNO, net of tax...........             -            11,828              89,317           25,392
                                                            --------          --------          ----------       ----------

Net income............................................        66,236            55,900             290,222          205,990
Preferred dividends, net of tax.......................        (4,697)           (4,622)            (14,090)         (13,865)
                                                            --------          --------          ----------       ----------

Net income attributable to common shares..............      $ 61,539          $ 51,278          $  276,132       $  192,125
                                                            ========          ========          ==========       ==========

Net income per share:
Primary:         Continuing operations................        $ 1.00            $  .61              $ 3.04           $ 2.55
                 Discontinued operations..............             -               .18                1.46              .39
                                                              ------            ------              ------           ------
                 Net income...........................        $ 1.00            $  .79              $ 4.50           $ 2.94
                                                              ======            ======              ======           ======

Fully diluted:   Continuing operations................        $  .92            $  .56              $ 2.79           $ 2.36
                 Discontinued operations..............             -               .17                1.31              .35
                                                              ------            ------              ------           ------
                 Net income...........................        $  .92            $  .73              $ 4.10           $ 2.71
                                                              ======            ======              ======           ======

Dividends per common share............................        $  .30            $  .28              $  .90           $  .84
                                                              ======            ======              ======           ======

See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)



                                                                       September 29, 1996        December 31, 1995
                                                                       ------------------        -----------------
                                                                             (Unaudited)
ASSETS
Current assets
Cash and short-term investments....................................         $   14,040              $   22,899
Accounts receivable, net...........................................            365,723                 296,363
Inventories........................................................             76,804                  45,348
Broadcast rights...................................................            163,002                 163,339
Prepaid expenses and other.........................................             22,967                  17,651
                                                                            ----------              ----------
Total current assets...............................................            642,536                 545,600

Investment in and advances to QUNO.................................                 -                  356,925

Property, plant and equipment......................................          1,433,592               1,366,741
Accumulated depreciation...........................................           (793,487)               (725,995)
                                                                            ----------              ----------
Net properties.....................................................            640,105                 640,746

Broadcast rights...................................................            188,993                 194,038
Intangible assets, net.............................................          1,243,092                 795,856
Investments........................................................            601,738                 549,735
Mortgage note receivable from affiliate............................             82,006                  82,599
Other..............................................................            123,342                 122,756
                                                                            ----------              ----------

Total assets.......................................................         $3,521,812              $3,288,255
                                                                            ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year.................................         $   29,301              $   28,665
Contracts payable for broadcast rights.............................            177,891                 164,443
Deferred income ...................................................             44,238                  43,961
Income taxes.......................................................             38,346                   8,401
Accounts payable, accrued expenses and other current liabilities...            318,891                 311,683
                                                                            ----------              ----------
Total current liabilities..........................................            608,667                 557,153

Long-term debt.....................................................            896,553                 757,437
Deferred income taxes..............................................            193,918                 223,756
Contracts payable for broadcast rights.............................            234,120                 225,771
Compensation and other obligations.................................            135,215                 144,229
                                                                            ----------              ----------
Total liabilities..................................................          2,068,473               1,908,346

Shareholders' equity
Series B convertible preferred stock...............................            312,470                 322,540
Common stock and additional paid-in capital........................            138,713                 127,814
Retained earnings..................................................          2,156,071               1,930,380
Treasury stock (at cost)...........................................         (1,019,893)               (923,828)
Unearned compensation related to ESOP..............................           (245,532)               (247,281)
Cumulative translation adjustment..................................                  -                 (19,188)
Unrealized gain on investments.....................................            111,510                 189,472
                                                                            ----------              ----------
Total shareholders' equity.........................................          1,453,339               1,379,909
                                                                            ----------              ----------

Total liabilities and shareholders' equity.........................         $3,521,812              $3,288,255
                                                                            ==========              ==========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)


                                                                                              Three Quarters Ended
                                                                                    ----------------------------------------
                                                                                    Sept. 29, 1996            Sept. 24, 1995
                                                                                    --------------            --------------
Operations
Net income...................................................................            $ 290,222                $ 205,990
Adjustments to reconcile net income to net cash
    provided by operations:
      Discontinued operations of QUNO, net of tax..........................                (89,317)                 (25,392)
      Dispositions of subsidiary stock and investment......................                      -                   (7,772)
      Depreciation and amortization of intangible assets...................                103,515                   90,048
      Other, net...........................................................               (100,824)                  13,774
                                                                                         ---------                ---------
Net cash provided by operations..............................................              203,596                  276,648
                                                                                         ---------                ---------

Investments
Capital expenditures.........................................................              (61,338)                 (72,355)
Acquisitions.................................................................             (505,707)                 (39,817)
Investments..................................................................              (60,000)                 (46,856)
Proceeds from dispositions of subsidiary stock and investment................                   -                    32,729
Proceeds from sale of QUNO...................................................              426,828                        -
Other, net...................................................................                8,905                    5,953
                                                                                         ---------                ---------
Net cash used for investments................................................             (191,312)                (120,346)
                                                                                         ---------                ---------

Financing
Proceeds from issuance of long-term debt, net................................              149,945                   90,000
Repayments of long-term debt.................................................              (11,262)                  (9,102)
Sale of common stock to employees, net.......................................               28,058                   35,836
Purchase of treasury stock...................................................             (123,353)                (187,903)
Dividends....................................................................              (64,531)                 (64,080)
Redemption of preferred stock................................................                    -                   (5,967)
                                                                                         ---------                ---------
Net cash used for financing..................................................              (21,143)                (141,216)
                                                                                         ---------                ---------

Net increase (decrease) in cash and short-term investments...................               (8,859)                  15,086

Cash and short-term investments at the beginning of year.....................               22,899                   21,824
                                                                                         ---------                ---------

Cash and short-term investments at the end of quarter........................            $  14,040                $  36,910
                                                                                         =========                =========

See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:
-------

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the "Company" or "Tribune") as of September 29, 1996 and the results of their operations for the quarters and first three quarters ended September 29, 1996 and September 24, 1995 and cash flows for the first three quarters ended September 29, 1996 and September 24, 1995. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 1996 presentation. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K.

Note 2:
-------

      Inventories consist of (in thousands):

                                        Sept. 29, 1996        Dec. 31, 1995
                                        --------------        -------------

Finished goods...................            $49,195               $21,638
Newsprint (at LIFO)..............             17,199                12,473
Supplies and other...............             10,410                11,237
                                             -------               -------

Total inventories................            $76,804               $45,348
                                             =======               =======

      Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $13.8 million at September 29, 1996 and $12.8 million at December 31, 1995. Finished goods primarily include books and supplementary educational materials.

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

                               Third Quarter              Three Quarters
                            -------------------         ------------------
                             1996         1995           1996        1995
                            ------       ------         ------      ------
Primary..................   61,234       64,865         61,360      65,285
Fully diluted............   68,081       71,782         68,255      72,007

Note 4:
-------

      In March 1996, Tribune completed the sale of its holdings in QUNO Corporation, a Canadian newsprint company, as part of QUNO's merger with Donohue Inc. The sale resulted in a 1996 after-tax gain of $89.3 million, or $1.46 per share on a primary basis. The gross proceeds from the sale were approximately $427 million in cash, Donohue stock and short-term notes. Immediately after the sale, the Company sold the Donohue stock and notes for cash. After-tax proceeds were approximately $331 million. QUNO has been accounted for as a discontinued operation in the Company's consolidated financial statements.

      In July 1995, Tribune sold Times Advocate Company, a California newspaper subsidiary, for approximately $16 million in cash. The sale resulted in a pretax loss of $7.5 million and an after-tax loss of $4.5 million, or $.07 per share on a primary basis. In March 1995, Tribune sold shares of America Online common stock for approximately $17 million. The sale resulted in a pretax gain of $15.3 million and an after-tax gain of $9.1 million, or $.14 per share on a primary basis.

Note 5:
-------

      In January 1996, Tribune acquired Houston television station KHTV for approximately $102 million in cash. In February 1996, Tribune acquired the remaining minority interest in Philadelphia television station WPHL for approximately $23 million in cash. In March 1996, Tribune acquired Educational Publishing Corporation and NTC Publishing Group. Educational Publishing, purchased for approximately $200 million in cash, publishes supplemental education and innovative curriculum materials for early childhood through high school learners. NTC Publishing was acquired for approximately $82 million in cash and publishes educational products in print, audio and multimedia formats for the foreign language learning, English as a second language, language arts, careers, business and travel markets. In April 1996, the Company acquired San Diego television station KSWB (formerly KTTY) for approximately $71 million in cash.

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

Note 6:
-------

      In October 1996, Tribune received $83 million as prepayment of a mortgage note receivable from an affiliate. Tribune held the mortgage note on a building in which the Company had an equity interest.

      In the second quarter of 1996, the Company filed a shelf registration and prospectus supplement with the Securities and Exchange Commission relating to the offer and sale from time to time of up to $500 million principal amount of the Company's Series D medium-term notes. Proceeds from the issuance of such notes are expected to be used for general corporate purposes, including the funding of acquisitions. On November 5, 1996, the Company sold $250 million principal amount under the shelf registration. The notes have an interest rate of 6 7/8% and mature in 2006.

Note 7:
-------

      Financial data for each of the Company's business segments is as follows (in thousands):


                                                            Third Quarter Ended                   Three Quarters Ended
                                                    ---------------------------------      --------------------------------
                                                    Sept. 29, 1996     Sept. 24, 1995      Sept. 29, 1996    Sept. 24, 1995
                                                    --------------     --------------      --------------    --------------
Operating revenues:
      Publishing....................................      $322,784           $304,686          $  980,612        $  956,020
      Broadcasting and Entertainment................       222,905            217,031             663,380           614,373
      Education.....................................        72,638             30,527             153,384            80,475
                                                          --------           --------          ----------        ----------

Total operating revenues............................      $618,327           $552,244          $1,797,376        $1,650,868
                                                          ========           ========          ==========        ==========

Operating profit:
      Publishing....................................      $ 60,989           $ 52,186          $  197,093        $  197,982
      Broadcasting and Entertainment................        41,449             35,058             136,377           116,806
      Education.....................................        21,839              3,215              37,810             6,721
      Corporate expenses............................        (7,964)            (7,336)            (23,019)          (21,841)
                                                          --------           --------          ----------        ----------

Total operating profit..............................      $116,313           $ 83,123          $  348,261        $  299,668
                                                          ========           ========          ==========        ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the third quarter and first three quarters of 1996 to the third quarter and first three quarters of 1995.


SIGNIFICANT EVENTS
------------------

      In March 1996, Tribune completed the sale of its holdings in QUNO Corporation, a Canadian newsprint company, as part of QUNO's merger with Donohue Inc. The sale resulted in a 1996 after-tax gain of $89.3 million, or $1.46 per share on a primary basis. The gross proceeds from the sale were approximately $427 million in cash, Donohue stock and short-term notes. Immediately after the sale, the Company sold the Donohue stock and notes for cash. After-tax proceeds were approximately $331 million. QUNO has been accounted for as a discontinued operation in the Company's consolidated financial statements.

      The Company has acquired several businesses since the beginning of 1995. In 1995, the Company purchased Jamestown Publishers, Inc. in May and Everyday Learning Corporation in August. In 1996, the Company acquired Houston television station KHTV in January, Educational Publishing Corporation and NTC Publishing Group in March and San Diego television station KSWB (formerly KTTY) in April. The results of these businesses have been included in the consolidated financial statements since their respective dates of acquisition.

      In March 1995, the Company sold shares of America Online common stock for approximately $17 million. The sale resulted in an after-tax gain of $9.1 million, or $.14 per share on a primary basis. In July 1995, the Company sold its California newspaper subsidiary, Times Advocate Company in Escondido, for approximately $16 million in cash. The sale resulted in an after-tax loss of $4.5 million, or $.07 per share. In December 1995, the Company sold Compton's NewMedia to The Learning Company, Inc. (formerly SoftKey International Inc.) for $120.5 million of The Learning Company common shares and a $3 million note and also invested $150 million in The Learning Company convertible notes. These transactions resulted in an after-tax gain of $4.1 million, or $.06 per share.

      In July 1996, Tribune announced an agreement to acquire Renaissance Communications Corp., a publicly traded company owning six televisions stations, for approximately $1.1 billion in cash. The transaction is subject to various closing conditions, including FCC and other regulatory approval, and is expected to close in early 1997.

RESULTS OF OPERATIONS
---------------------

      The results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. In both publishing and broadcasting and entertainment, second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. In education, second and third quarter revenues are typically higher than first and fourth quarter revenues. Results for the 1996 and 1995 third quarters reflect these seasonal patterns.


CONSOLIDATED

      The Company's consolidated operating results for the third quarter and first three quarters of 1996 and 1995 were as follows:


(Dollars in millions,                                                  Third Quarter                Three Quarters
except per share amounts)                                      -------------------------      --------------------------
                                                               1996      1995     Change        1996      1995    Change
                                                               ----      ----     ------      ------     -----    ------

Operating revenues                                             $618      $552     +  12%      $1,797    $1,651    +   9%
Operating profit                                                116        83     +  40%         348       300    +  16%
Dispositions of subsidiary stock and investment                  -         (7)        -            -         8        -
Income from continuing operations                                66        44     +  50%         201       181    +  11%
Discontinued operations of QUNO, net of tax                      -         12         -           89        25        *
Net income                                                       66        56     +  18%         290       206    +  41%
    Continuing operations before dispositions                    66        49     +  36%         201       176    +  14%
Primary net income per share
    Continuing operations                                      1.00       .61     +  64%        3.04      2.55    +  19%
    Discontinued operations                                      -        .18         -         1.46       .39        *
    Total                                                      1.00       .79     +  27%        4.50      2.94    +  53%
    Continuing operations before dispositions                  1.00       .68     +  47%        3.04      2.48    +  23%
*Not meaningful


Net Income Per Share -- Primary net income per share from continuing operations for the 1996 third quarter was $1.00, up 47% from $.68 last year, excluding the non-recurring loss in 1995 on the sale of Times Advocate Company. For the first three quarters of 1996, primary net income per share from continuing operations increased 23% to $3.04 from $2.48 in 1995, excluding the two non-recurring items in 1995, the sales of Times Advocate Company and America Online common stock. The improvements were due to solid gains in all three business segments for the third quarter, and to higher operating profit from broadcasting and entertainment as well as from education for the first three quarters. Fewer shares outstanding also contributed to the higher per share earnings. Average common shares outstanding decreased 6% in both the 1996 third quarter and first three quarters due to the Company's stock repurchases.

Operating Profit and Revenues -- The Company's consolidated operating revenues, EBITDA (earnings before gain/loss on stock sales, interest, taxes, depreciation and amortization) and operating profit by business segment for the third quarter and first three quarters were as follows:



                                                               Third Quarter                   Three Quarters
                                                         --------------------------      ----------------------------
(Dollars in millions)                                    1996       1995     Change        1996       1995     Change
                                                         ----       ----     ------      ------     ------     ------

Operating revenues
     Publishing                                          $323       $305      +  6%      $  981     $  956      +  3%
     Broadcasting and Entertainment                       223        217      +  3%         663        614      +  8%
     Education                                             72         30      +138%         153         81      + 91%
                                                         ----       ----                 ------     ------
Total operating revenues                                 $618       $552      + 12%      $1,797     $1,651      +  9%

EBITDA*
     Publishing                                          $ 82       $ 71      + 16%      $  255     $  253      +  1%
     Broadcasting and Entertainment                        53         44      + 20%         171        144      + 18%
     Education                                             26          5      +372%          47         13      +254%
     Corporate expenses                                    (7)        (7)        -          (21)       (21)         -
                                                         ----       ----                 ------      -----
Total EBITDA                                             $154       $113      + 35%      $  452     $  389      + 16%

Operating profit
     Publishing                                          $ 61       $ 52      + 17%      $  197     $  198         -
     Broadcasting and Entertainment                        41         35      + 18%         136        117      + 17%
     Education                                             22          3      +579%          38          7      +463%
     Corporate expenses                                    (8)        (7)     -  9%         (23)       (22)     -  5%
                                                         ----       ----                 ------     ------
Total operating profit                                   $116       $ 83      + 40%      $  348     $  300      + 16%

* EBITDA is defined as earnings before gain/loss on stock sales, interest, taxes, depreciation and amortization. The Company has presented EBITDA because it is comparable to the data provided by other companies in the industry and is a common alternative measure of performance. EBITDA does not represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

      Consolidated operating revenues for the 1996 third quarter rose 12% to $618 million from $552 million in 1995 and for the first three quarters increased 9% to $1.8 billion from $1.7 billion in 1995. The increases were due to recent acquisitions and higher advertising revenues. Excluding businesses recently acquired or sold, operating revenues were up 3% for the third quarter and up 4% for the first three quarters.

      Consolidated operating profit increased 40% in the 1996 third quarter and 16% in the first three quarters, while EBITDA increased 35% in the third quarter and 16% in the first three quarters. Publishing operating profit increased 17% in the 1996 third quarter and was flat for the first three quarters primarily due to improved results at the Company's four daily newspapers, offset by increased spending for development of Internet and online related businesses. Broadcasting and entertainment operating profit increased in both periods of 1996 due to improvements at the Chicago Cubs, which was impacted by last year's strike-shortened season. Education's 1996 third quarter operating profit was $22 million, compared with $3 million in 1995, and its first three quarters operating profit was $38 million, up from $7 million in 1995, due mainly to the recent acquisitions. Excluding businesses recently acquired or sold, consolidated operating profit was up 14% in the third quarter and up 4% for the first three quarters; EBITDA was up 14% in the third quarter and up 5% in the first three quarters.

Operating Expenses -- Consolidated operating expenses increased 7% for both the quarter and the first three quarters as follows:

                                                    Third Quarter               Three Quarters
                                               ----------------------      ------------------------
(Dollars in millions)                          1996    1995    Change       1996    1995     Change
                                               ----    ----    ------      -----    ----     ------

Cost of sales                                  $304    $296    +   3%     $  902   $  851    +   6%
Selling, general & administrative               160     143    +  12%        444      410    +   8%
Depreciation & amortization
  of intangible assets                           38      30    +  23%        103       90    +  15%
                                               ----    ----               ------   ------
Total operating expenses                       $502    $469    +   7%     $1,449   $1,351    +   7%


      Cost of sales increased 3%, or $8 million, in the 1996 third quarter and 6%, or $51 million, in the first three quarters. Excluding the acquisitions and dispositions, cost of sales decreased 3%, or $9 million, in the third quarter and increased 3%, or $23 million, in the first three quarters. The decrease in the third quarter was due primarily to lower newsprint and ink expense and Cubs player compensation. Newsprint and ink expense was down $9 million, or 14%, in the 1996 third quarter. The increase in the first three quarters was due primarily to higher television broadcast rights amortization and newsprint and ink expense. Excluding the two new television stations, television broadcast rights amortization increased 9%, or $13 million, due to higher syndicated programming and baseball rights amortization. Newsprint and ink expense rose $4 million, or 2%. Selling, general and administrative expenses were up $17 million, or 12%, in the 1996 third quarter and increased $34 million, or 8%, in the first three quarters, primarily due to the acquisitions and increased losses from equity investments and expenses for development activities. Excluding the acquisitions and dispositions, SG&A expense increased $8 million, or 6%, in the third quarter and increased $21 million, or 5% in the first three quarters. Expenses for development activities and losses from equity investments increased $8 million in the 1996 third quarter and rose $18 million in the first three quarters. The increase in depreciation and amortization of intangible assets reflects the acquisitions and capital expenditures made in 1996 and 1995.


PUBLISHING

Operating Profit and Revenues -- The following tables and discussion exclude Times Advocate Company, which was sold in July 1995, unless otherwise noted. The following table presents publishing operating revenues, EBITDA and operating profit for daily newspapers and other publications/services/development. The latter category includes syndication of editorial products, advertising placement services, niche publications, delivery of other publications, direct mail operations, online/electronic products and, for EBITDA and operating profit, equity losses from investments.



                                                      Third Quarter                      Three Quarters
                                                 -------------------------          -----------------------
(Dollars in millions)                            1996      1995     Change          1996     1995    Change
                                                 ----      ----     ------          ----     ----    ------

Operating revenues
     Daily newspapers                            $305      $289     +   6%          $929     $900    +   3%
     Other publications/
       services/development                        18        16     +   9%            52       47    +  10%
                                                 ----      ----                     ----     ----
Total operating revenues                         $323      $305     +   6%          $981     $947    +   3%

EBITDA
     Daily newspapers                            $ 90      $ 71     +  27%          $272     $255    +   6%
     Other publications/
       services/development                        (8)        -         *            (17)      (1)       *
                                                 ----      ----                     ----     ----
Total EBITDA                                     $ 82      $ 71     +  16%          $255     $254        -

Operating profit
     Daily newspapers                            $ 70      $ 53     +  30%          $217     $203    +   6%
     Other publications/
       services/development                        (9)       (1)    - 599%           (20)      (4)   - 349%
                                                 ----      ----                     ----     ----
Total operating profit                           $ 61      $ 52     +  17%          $197     $199    -   1%
*Not meaningful

      Publishing operating revenues for the 1996 third quarter were up 6% to $323 million, and for the first three quarters were up 3% to $981 million, due principally to higher advertising and circulation revenues. Operating profit for the 1996 third quarter was up 17% to $61 million due to a 30% increase from the four daily newspapers, partially offset by increased spending for development of Internet and online related businesses. For the first three quarters, publishing operating profit was down 1% to $197 million as a 6% increase in the daily newspapers was more than offset by increased spending for development of Internet and online related businesses. In the third quarter of 1996, daily newspaper operating profit margins increased to 18.9% from 17.1% in 1995 and in the first three quarters decreased to 20.1% from 21.0% in 1995. Including Times Advocate, operating revenues were up 3% for the first three quarters and operating profit was flat.

      Publishing group revenues by classification were as follows:

                                                     Third Quarter                            Three Quarters
                                              -----------------------------            ----------------------------
(Dollars in millions)                         1996         1995      Change            1996        1995      Change
                                              ----         ----      ------            ----        ----      ------
Advertising
Retail                                        $ 98         $101      -   4%            $302        $312      -   3%
General                                         32           26      +  21%             100          93      +   7%
Classified                                     118          106      +  12%             350         324      +   8%
                                              ----         ----                        ----        ----
     Total advertising                         248          233      +   6%             752         729      +   3%
Circulation                                     62           60      +   4%             190         181      +   4%
Other                                           13           12      +   9%              39          37      +   6%
                                              ----         ----                        ----        ----
Total revenues                                $323         $305      +   6%            $981        $947      +   3%


      Retail advertising revenues for the 1996 third quarter and first three quarters decreased mainly due to declines in the department store, food and drug, hardware store and electronics categories in Chicago. Several major Chicago retailers went out of business in the fourth quarter of 1995. Classified advertising revenues in both periods improved due principally to increased help wanted advertising in all four markets.

      Total advertising linage decreased 2% in the 1996 third quarter and was down 3% for the first three quarters. Full run retail advertising linage decreased 6% in the third quarter and was down 9% in the first three quarters due to decreases at all of the newspapers except Orlando, which was up for the quarter. Full run general linage increased 19% in the third quarter and 8% in the first three quarters primarily due to increases at Chicago, Fort Lauderdale and Newport News. Part run advertising linage was down 3% for the first three quarters due primarily to decreases in Chicago and Orlando in retail and classified. Preprint advertising linage decreased 2% in the 1996 third quarter and was down 4% in the first three quarters due primarily to lower preprint part run linage in Orlando and Newport News and decreased full run linage in Fort Lauderdale and Chicago. The following summary presents advertising linage for the third quarter and first three quarters:


                                                     Third Quarter                           Three Quarters
                                             ------------------------------          ------------------------------
(Inches in thousands)                         1996         1995      Change            1996        1995      Change
                                             -----        -----      ------          ------      ------      ------
Full run
Retail                                         831          885      -   6%           2,572       2,813      -   9%
General                                        179          150      +  19%             541         500      +   8%
Classified                                   1,577        1,637      -   4%           4,844       4,925      -   2%
                                             -----        -----                      ------      ------
   Total full run                            2,587        2,672      -   3%           7,957       8,238      -   3%
Part run                                     2,294        2,285          -            7,002       7,219      -   3%
Preprint                                     1,931        1,978      -   2%           5,698       5,916      -   4%
                                             -----        -----                      ------      ------
Total inches                                 6,812        6,935      -   2%          20,657      21,373      -   3%

      Circulation revenues increased 4% in both the 1996 third quarter and first three quarters due to selected price increases at all of the Company's newspapers. Total average daily circulation was down 2% to 1,238,000 copies in the 1996 third quarter, and total average Sunday circulation was down 3% to 1,869,000 copies. For the first three quarters of 1996, total average daily circulation decreased 2% to 1,290,000 copies, while total average Sunday circulation was down 2% to 1,928,000 copies.

      Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; and other publishing-related activities.

Operating Expenses -- Publishing operating expenses increased 4%, or $9 million, in the third quarter of 1996 due to a $9 million increase in investments in and costs associated with the development of Internet and online related businesses, higher compensation expense and increased depreciation and amortization. These increases were partially offset by a decline in newsprint and ink expense of 14%, or $9 million, as average newsprint prices were down 10% and consumption declined 5%. Excluding development of new businesses, compensation expense increased $3 million for the third quarter and depreciation and amortization increased $2 million. For the first three quarters of 1996, operating expenses increased 5%, or $36 million, due to a $16 million increase in development spending and a $5 million, or 3%, increase in newsprint and ink expense. Average newsprint prices rose 10% while consumption decreased 7% in the first three quarters.

BROADCASTING AND ENTERTAINMENT

Operating Profit and Revenues -- The following table presents operating revenues, EBITDA and operating profit for television, radio, entertainment/Chicago Cubs and cable programming/development. Cable programming/development includes CLTV News and, for EBITDA and operating profit, the Company's equity income or loss from The WB Network, TV Food Network and Qwest Broadcasting.


                                                            Third Quarter                      Three Quarters
                                                     ---------------------------         ---------------------------
(Dollars in millions)                                1996       1995      Change         1996       1995      Change
                                                     ----       ----      ------         ----       ----      ------
Operating revenues
     Television                                      $159       $150      +   5%         $503       $455      +  10%
     Radio                                             22         20      +  11%           67         66      +   3%
     Entertainment/Chicago Cubs                        40         45      -  11%           87         88      -   1%
     Cable Programming/Development                      2          2      +  16%            6          5      +  16%
                                                     ----       ----                     ----       ----
Total operating revenues                             $223       $217      +   3%         $663       $614      +   8%

EBITDA
     Television                                      $ 45       $ 46      -   4%         $162       $155      +   4%
     Radio                                              3          2      +  61%           12         11      +  13%
     Entertainment/Chicago Cubs                        10          1      + 742%            8        (12)         *
     Cable Programming/Development                     (5)        (5)     +   8%          (11)       (10)     -  14%
                                                     ----       ----                     ----       ----
Total EBITDA                                         $ 53       $ 44      +  20%         $171       $144      +  18%

Operating profit
     Television                                      $ 35       $ 38      -   9%         $134       $134          -
     Radio                                              2          1      + 119%           10          9      +  10%
     Entertainment/Chicago Cubs                         9          1      + 951%            4        (15)         *
     Cable Programming/Development                     (5)        (5)     +   8%          (12)       (11)     -  12%
                                                     ----       ----                     ----       ----
Total operating profit                               $ 41       $ 35      +  18%         $136       $117      +  17%
*Not meaningful

      The Major League Baseball players' contract expired on December 31, 1993. The Major League Baseball Players Association initiated a strike on August 12, 1994, and on August 28, 1994 the owners canceled the remainder of the 1994 Major League Baseball season. In April 1995, the National Labor Relations Board invalidated the owners' posted rules, and the players ended their strike. The 1995 baseball season began April 26, 1995. The strike shortened the 1995 season by 18 games, all in the second quarter, and impacted attendance throughout the season. Negotiations for a new players' contract are continuing.

      Broadcasting and entertainment operating revenues increased 3% to $223 million in the 1996 third quarter and increased 8% to $663 million in the first three quarters due mainly to increases in television. Television revenues increased in both periods primarily due to the acquisition of stations KHTV in Houston and KSWB in San Diego and to improvements in New York, Denver and, for the first three quarters, Chicago. Excluding the two new stations, television revenues were flat in the third quarter and increased 5% in the first three quarters.

      Third quarter 1996 operating profit for broadcasting and entertainment was up 18% to $41 million from $35 million in 1995 and for the first three quarters was up 17% to $136 million from $117 million in 1995. The increases were primarily due to improvements at the Chicago Cubs, Tribune Entertainment and in radio. The third quarter improvement was partially offset by a 9% decrease in television operating profit primarily due to the adverse impact of the Olympics on ratings and station national revenues. Chicago Cubs results were negatively impacted in 1995 by the baseball strike, which delayed the season start and impacted attendance throughout the 1995 season. Tribune Entertainment improved in both periods due to the cancellation of the "Charles Perez" syndicated program.

Operating Expenses -- Broadcasting and entertainment operating expenses were flat in the 1996 third quarter and increased 6%, or $30 million, in the first three quarters. In the third quarter, expenses from KHTV and KSWB were offset by lower Cubs player compensation and lower expenses at Tribune Entertainment due to the cancellation of "Charles Perez" and "The Road." The increase in operating expenses in the first three quarters was primarily due to the acquisition of KHTV and KSWB and a 9%, or $13 million, increase in television broadcast rights amortization, partially offset by the lower expense at Tribune Entertainment due to the cancellation of the two shows. Excluding the acquisitions, broadcasting and entertainment operating expenses were down 5%, or $8 million, in the third quarter and were up 2%, or $9 million, in the first three quarters.


EDUCATION

Operating Profit and Revenues -- The following table and discussion excludes Compton's NewMedia, which was sold in December 1995, unless otherwise noted. The following table presents operating revenues, EBITDA and operating profit for the education segment:

                                   Third Quarter                      Three Quarters
                              --------------------------         -------------------------
(Dollars in millions)         1996      1995      Change         1996      1995     Change
                              ----      ----      ------         ----      ----     ------
Operating revenues             $72       $25      + 186%         $153       $58     + 164%
EBITDA                          26         9      + 171%           47        19     + 149%
Operating profit                22         8      + 165%           38        15     + 145%

      Education operating revenues were up 186% to $72 million in the third quarter and rose 164% to $153 million in the first three quarters primarily due to the acquisitions of Everyday Learning, Educational Publishing and NTC Publishing. Excluding the acquisitions and Compton's, revenues were up 3% in the third quarter and 8% in the first three quarters. Including Compton's, operating revenues increased 138% in the 1996 third quarter and were up 91% for the first three quarters.

      Education third quarter operating profit was $22 million, up $14 million from $8 million in 1995. In the first three quarters of 1996, operating profit was $38 million, up $23 million from $15 million in 1995. The improvements were due to the acquisitions. Including Compton's, operating profit increased $19 million in the third quarter and $31 million for the first three quarters.

Operating Expenses -- Education operating expenses were up 197%, or $33 million, in the third quarter of 1996 and increased 171%, or $72 million, in the first three quarters, primarily due to the recent acquisitions. Excluding the acquisitions and Compton's, operating expenses were up 13%, or $2 million, in the third quarter and 16%, or $6 million, in the first three quarters due to higher sales volume and increased compensation costs. Including Compton's, operating expenses increased 86% for the third quarter and 57% for the first three quarters.


OTHER

      Interest expense for the 1996 third quarter increased 125% to $13 million and for the first three quarters increased 139% to $35 million due to higher debt levels resulting from the acquisitions and stock repurchases. Interest income increased 88% to $8 million in the 1996 third quarter and increased 127% to $24 million in the first three quarters due mainly to The Learning Company and Qwest Broadcasting convertible debentures held by Tribune. The effective tax rate was 40.5% in both the third quarter and first three quarters of 1996 and 1995.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by operations in the first three quarters was $204 million in 1996 and $277 million in 1995. The reduction was mainly due to the payment of taxes on the sale of QUNO and changes in working capital. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases, acquisitions and investments is financed by available cash flow from operations and, if necessary, by the issuance of debt or stock.

      Net cash used for investments totaled $191 million in the first three quarters of 1996 as the Company spent $566 million for acquisitions and investments, including KHTV, Educational Publishing, NTC Publishing, KSWB, the remaining minority interest in WPHL and Digital City, Inc. In the first three quarters of 1996, capital spending totaled $61 million. The Company received $427 million of gross proceeds in 1996 from the sale of QUNO Corporation.

      Net cash used for financing activities in the 1996 first three quarters was $21 million, as proceeds from the issuance of long-term debt and commercial paper and the sale of stock to employees were offset by purchases of treasury stock, dividends and repayments of debt. In the first three quarters of 1996, the Company issued $120 million of medium-term notes, increased commercial paper borrowings by $30 million and repurchased 1.9 million shares of its common stock for $123 million. At September 29, 1996, the Company had authorization to repurchase an additional 2.8 million shares but does not expect to repurchase any more shares in 1996. The 1996 common dividend increased 7% to $.90 per share for the first three quarters from $.84 per share in 1995.

         In the second quarter of 1996, the Company filed a shelf registration and prospectus supplement with the Securities and Exchange Commission relating to the offer and sale from time to time of up to $500 million principal amount of the Company's Series D medium-term notes. Proceeds from the issuance of such notes are expected to be used for general corporate purposes, including the funding of acquisitions. On November 5, 1996, the Company sold $250 million principal amount under the shelf registration. The notes have an interest rate of 6 7/8% and mature in 2006.

      In July 1996, Tribune announced an agreement to acquire Renaissance Communications Corp., a publicly traded company owning six televisions stations, for approximately $1.1 billion in cash. The transaction is subject to various closing conditions, including FCC and other regulatory approval, and is expected to close in early 1997. In the third quarter of 1996, Tribune's debt ratings were downgraded due to the anticipated financing of this acquisition. The rating changes are not likely to significantly restrict the Company's ability to borrow funds or materially affect the cost of those funds. A portion of the $250 million of proceeds from the November 5, 1996 sale of notes will be applied towards the financing of the Renaissance transaction. Tribune expects to finance the remainder of the acquisition with medium to long-term borrowings and commercial paper.

      In October 1996, Tribune received $83 million as prepayment of a mortgage note receivable from an affiliate. Tribune held the mortgage note on a building in which the Company had an equity interest.

                           PART II. OTHER INFORMATION

Item 5.     Other Information.
            ------------------

        The computation of the ratios of earnings to fixed charges, filed herewith as Exhibit 12, is incorporated herein by reference.

Item 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------

            (a) Exhibits.

                10.19    - Tribune Company Amended and Restated 1995 Nonemployee
                           Director Stock Option Plan, dated October 22, 1996.

                10.20    - Tribune Company Amended and Restated Employee Stock
                           Purchase Plan, dated October 22, 1996.

                10.21    - Tribune Company Amended and Restated 1996
                           Nonemployee Director Stock Compensation Plan, dated October 22, 1996.

                11       - Statements of computation of primary and fully
                           diluted net income per share.

                12       - Computation of ratios of earnings to fixed charges.

                27       - Financial data schedule.

            (b) Reports on Form 8-K.

                The Company filed four reports on Form 8-K during the quarter for which this report is filed.

                o The Company filed a Form 8-K Current Report dated July 9, 1996, which reported under Item 5 an agreement and plan of merger with Renaissance Communications Corp. No financial statements were filed as part of the report.

                o The Company filed a Form 8-K Current Report dated July 26, 1996, which reported under Item 7 the financial statements of Renaissance Communications Corp. for the year ended December 31, 1995 and for the quarter ended March 31, 1996, as well as the unaudited pro forma condensed consolidated balance sheet of Tribune Company as of March 31, 1996 and the unaudited pro forma condensed consolidated income statements of Tribune Company for the fiscal year ended December 31, 1995 and the quarter ended March 31, 1996 to reflect all completed or pending acquisitions and dispositions.

                o The Company filed a Form 8-K/A (dated July 26, 1996) on August 2, 1996 which amended and supplemented the Form 8-K dated July 26, 1996. The Form 8-K/A reported under Item 7 the financial statements of Renaissance Communications Corp. for the quarter ended June 30, 1996.

                o The Company filed a Form 8-K/A-2 (dated July 26, 1996) on August 14, 1996 which amended and supplemented the Form 8-K dated July 26, 1996. The Form 8-K/A-2 reported under Item 7 the unaudited pro forma condensed consolidated balance sheet of Tribune Company as of June 30, 1996 and the unaudited pro forma condensed consolidated statements of income for Tribune Company for the fiscal year ended December 31, 1995 and the first half ended June 30, 1996 to reflect all completed or pending acquisitions and dispositions.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRIBUNE COMPANY
                                    (Registrant)



Date: November 8, 1996              /s/ R. Mark Mallory
                                    -------------------
                                    R. Mark Mallory
                                    Vice President and Controller
                                    (on behalf of the Registrant
                                    and as Chief Accounting Officer)