Form 10-K405
period 1996-12-29
TRIBUNE CO
filed 1997-03-27
CIK 726513

================================================================================



                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 1996        Commission file number 1-8572


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

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes[X]. No[ ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.[X]

    Aggregate market value of the Company's voting stock held by non-affiliates on March 11, 1997, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $4,391,000,000.

    At March 11, 1997 there were 122,692,797 shares of the Company's Common Stock outstanding.

    The following documents are incorporated by reference, in part:

        1996 Annual Report to Stockholders (Parts I and II, to the extent described therein).

        Definitive Proxy Statement for the May 6, 1997 Annual Meeting of
            Stockholders (Part III, to the extent described therein).



================================================================================

                                     PART I

ITEM 1.       BUSINESS.

     Tribune Company (the "Company") is an information, education and entertainment company. Through its subsidiaries, the Company is engaged in the publishing of newspapers, books, educational materials and information in print and digital formats and the broadcasting, production and syndication of information and entertainment in metropolitan areas in the United States. The Company was founded in 1847 and incorporated in Illinois in 1861. As a result of a corporate restructuring in 1968, the Company became a holding company incorporated in Delaware. References in this report to "Tribune Company" or "the Company" include Tribune Company and its subsidiaries, unless the context otherwise indicates. The information in this Item 1 should be read in conjunction with the information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1996 Annual Report to Stockholders, which information is incorporated herein by reference. Certain prior year amounts have been restated to conform with the 1996 presentation. All share and per share data has been restated to reflect a two-for-one common stock split effective January 15, 1997.

     This Annual Report on Form 10-K contains certain forward-looking statements that are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and uncertainties are changes in advertising demand, newsprint prices, interest rates and other economic conditions and the effect of acquisitions and dispositions on the Company's results of operations or financial condition.


BUSINESS SEGMENTS

     The Company's operations are divided for reporting purposes into three industry segments: publishing, broadcasting and entertainment, and education. These segments operate in the United States. The education segment was established in 1994. The following table sets forth operating revenues and profit information for each segment of the Company (in thousands).

                                                                 Fiscal Year Ended December
                                                       ----------------------------------------------
                                                             1996              1995              1994
                                                       ----------        ----------        ----------
Operating Revenues:
  Publishing ......................................    $1,336,639        $1,312,767        $1,246,377
  Broadcasting and Entertainment ..................       876,750           828,806           764,197
  Education........................................       192,316           103,101           102,082
                                                       ----------        ----------        ----------
       Total Operating Revenues....................    $2,405,705        $2,244,674        $2,112,656
                                                       ----------        ----------        ----------

Operating Profit (1):
  Publishing ......................................    $  281,312        $  270,143        $  287,590
  Broadcasting and Entertainment (2)...............       200,537           160,616           132,413
  Education........................................        39,422             4,586             2,829
  Corporate expenses...............................       (31,195)          (30,134)          (26,207)
                                                       ----------        ----------        ----------
       Total Operating Profit......................    $  490,076        $  405,211        $  396,625
                                                       ----------        ----------        ----------
-----
(1)  Operating profit for each segment excludes interest income and expense, non-operating gains and losses and income taxes.
(2)  1996 includes a $10 million non-recurring pretax gain, representing the Company's equity interest in a gain recorded by Qwest Broadcasting for the cancellation of an option to purchase a television station.

     The following table sets forth asset information for each industry segment (in thousands).

                                                                 Fiscal Year Ended December
                                                       ----------------------------------------------
                                                             1996              1995              1994
                                                       ----------        ----------        ----------
Assets:
  Publishing.......................................    $  686,730        $  693,853        $  757,889
  Broadcasting and Entertainment...................     1,616,797         1,405,213         1,321,768
  Education........................................       544,226           211,510           210,445
  Corporate (1)....................................       853,147           977,679           495,723
                                                       ----------        ----------        ----------
       Total Assets................................    $3,700,900        $3,288,255        $2,785,825
                                                       ----------        ----------        ----------
-----
(1)  Corporate assets include the investment in and advances to QUNO in 1995 and 1994.

     Prior to 1993 the Company also had a segment called Newsprint Operations, which consisted entirely of QUNO Corporation ("QUNO") and operated in Canada. In March 1996, the Company completed the sale of its holdings in QUNO as part of QUNO's merger with Donohue Inc. QUNO was a wholly owned subsidiary of the Company until February 1993, when QUNO completed an initial public offering of 9 million shares of common stock. This reduced the Company's ownership to 59% and its voting interest to 49%. In April 1994, the Company reduced its ownership holdings in QUNO to 34% by selling 5.5 million shares of QUNO common stock. The Company began accounting for its investment in QUNO using the equity method in 1993. QUNO has been accounted for as a discontinued operation in the consolidated financial statements.

     The Company's results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. In both publishing and broadcasting and entertainment, second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. In education, second and third quarter revenues are typically higher than first and fourth quarter revenues. Fiscal years 1996 and 1994 comprised 52 weeks. Fiscal year 1995 comprised 53 weeks. The effect of the additional week in 1995 on the comparisons of the financial statements taken as a whole is generally not significant.


PUBLISHING

     The publishing segment represented 56% of the Company's consolidated operating revenues in 1996. The twelve-month combined average circulation of the Company's daily newspapers was approximately 1.3 million daily and 1.9 million Sunday. The Company's primary newspapers are the Chicago Tribune, the Fort Lauderdale-based Sun-Sentinel, The Orlando Sentinel and the Newport News, Va. Daily Press. In California, the Company owned two daily newspapers and a weekly newspaper located in suburban areas in the San Diego market that were sold in July 1995 for approximately $16 million in cash. The Company recorded a $7.5 million pretax loss on this sale in 1995. The Company also operated one daily newspaper and several weekly newspapers in Palo Alto, California, which ceased publication in March 1993. The Company recorded a $15.3 million pretax charge in 1992 for the closure of these Palo Alto-based papers. For 1996, the portion of total publishing operating revenues represented by each of the Company's newspaper subsidiaries was as follows: Chicago Tribune Company--55%; Sun-Sentinel Company--22%; Sentinel Communications Company--17%; and The Daily Press--4%. In addition, the Company owns a newspaper syndication and media marketing company and other publishing-related businesses.

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

     The Company's newspapers are printed in Company-owned production facilities. The principal raw material is newsprint. In 1996, the Company's newspapers consumed approximately 357,000 metric tons of newsprint. In 1995 and 1994, the North American newsprint industry increased newsprint prices several times due to higher demand for newsprint in the U.S. and overseas. As a result, average newsprint transaction prices increased 45% in 1995 over 1994. The higher newsprint prices increased newsprint expense at the Company's newspapers by approximately $75 million in 1995. The Company's publishing operations offset most of this increase through cost controls, a decrease in newsprint consumption and revenue increases. Newsprint prices peaked in the first quarter of 1996 and then declined throughout the remainder of the year. As a result, average newsprint transaction prices decreased 1% in 1996 from 1995.

     The Company is party to a contract with Donohue Inc. expiring in 2007 to supply newsprint based on market prices. Under the contract, the Company has agreed to purchase specified minimum amounts of newsprint each year subject to certain limitations. The specified minimum annual volume is 250,000 metric tons in years 1997 to 1999, 225,000, 200,000 and 175,000 metric tons in years 2000 to
2002, respectively, and 150,000 metric tons in each of years 2003 to 2007. In 1996, approximately 74% of the newspapers' newsprint supply was purchased from Donohue.

     The following table provides a breakdown of revenues for the publishing segment for the last three years.

                               Operating Revenues
                                 (In thousands)

                                          Fiscal Year Ended December
                                ---------------------------------------------
                                      1996             1995              1994
                                ----------       ----------        ----------
Advertising
  Retail...............         $  433,373       $  450,141        $  438,235
  General..............            140,741          130,680           135,742
  Classified ..........            456,912          429,961           387,717
                                ----------       ----------        ----------
       Total...........          1,031,026        1,010,782           961,694
Circulation ...........            252,263          249,860           242,993
Other (1)..............             53,350           52,125            41,690
                                ----------       ----------        ----------
       Total...........         $1,336,639       $1,312,767        $1,246,377
                                ----------       ----------        ----------
-----
(1) Primarily includes revenues from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; and other publishing-related activities.

     Total advertising revenues improved in 1996 due to rate increases. The decline in retail advertising revenues was mainly due to a decrease in the food and drug, hardware and department store categories, primarily in Chicago. General advertising revenues rose at all of the newspapers due to higher advertising in the transportation, hi-tech and other categories. Classified advertising revenues also rose at each of the newspapers due primarily to increases in help wanted advertising.

                             Chicago Tribune Company

     Founded in 1847, the Chicago Tribune is published daily, including Sunday, and primarily serves an eight-county market in northern Illinois and Indiana. This market ranks third in the United States in number of households. For the six months ended September 1996, the Chicago Tribune ranked 7th in average daily circulation and 4th in average Sunday circulation in the nation, based on ABC averages. Approximately 76% and 57% of the Tribune's daily and Sunday circulation, respectively, is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes. The daily edition's newsstand price increased by $.15 to $.50 in September 1992. The Sunday edition's newsstand price increased by $.25 to $1.75 in October 1995. In June 1996, the Chicago Tribune began to phase in a weekly home delivery price increase of $.10 to $4.00. The following tables set forth selected information for the Chicago Tribune daily newspaper and other related activities.

                                           Averages for the Twelve Months Ended December
                                       -----------------------------------------------------
                                            1996                 1995                   1994
                                       ---------            ---------              ---------
Circulation:
  Daily.........................         674,000              683,000                682,000
  Sunday........................       1,052,000            1,085,000              1,092,000

                                                      Fiscal Year Ended December
                                        -----------------------------------------------------
                                            1996                  1995                   1994
                                        --------              --------               --------
                                                           (In thousands)
Advertising Inches:
  Full Run (all zones)
    Retail......................             953                 1,123                  1,211
    General.....................             354                   314                    338
    Classified..................           1,330                 1,339                  1,320
                                        --------              --------               --------
       Total . . . .............           2,637                 2,776                  2,869
  Part Run......................           4,877                 5,160                  5,017
  Preprinted Inserts............           2,967                 3,045                  2,852
                                        --------              --------               --------
       Total Inches.............          10,481                10,981                 10,738
                                        --------              --------               --------

Operating Revenues..............        $735,158              $723,344               $678,297
                                        --------              --------               --------

     The 1996 decline in advertising volume was mainly due to a weaker retail advertising market and the extra week in 1995, partially offset by increases in general and classified help wanted inches.

     Based on ABC averages for the six months ended September 1996, the Chicago Tribune had a 37% lead in total daily paid circulation and a 136% lead in Sunday paid circulation over its principal competitor, the Chicago Sun-Times. The Chicago Tribune's total advertising volume and operating revenues are estimated to be substantially greater than those of the Sun-Times. The Chicago Tribune also competes with other city, suburban and national daily newspapers, direct mail operations and other media. In September 1993, the Chicago Tribune began publishing Exito!, a weekly newspaper targeted to Spanish-speaking households. The Chicago Tribune owns Chicago Tribune Direct, a direct mail operation acquired in 1991. The Chicago Tribune also operates audiotex services and publications targeted to specific consumer market segments. In January 1995, the Chicago Tribune acquired RELCON, Inc. for approximately $8 million in cash, which publishes free apartment and new home guides and provides apartment rental referral services to prospective renters.

                     Sun-Sentinel Company (Fort Lauderdale)

     The Sun-Sentinel is published daily, including Sunday, and leads the Broward/South Palm Beach market in circulation. Approximately 70% and 64% of the Sun-Sentinel's daily and Sunday circulation, respectively, is sold through home delivery, with the remainder sold at newsstands and vending boxes. The paper's principal competition comes from the Miami Herald and national and local publications, as well as other media. The Miami/Fort Lauderdale market ranks 16th in the nation in terms of households. The daily Broward edition's newsstand price increased by $.10 to $.35 in May 1995. The daily South Palm Beach edition's newsstand price increased $.15 to $.50 in January 1996. The newsstand price of all Sunday editions was increased by $.25 to $1.00 in November 1989. In January 1992, the newsstand price of the South Palm Beach Sunday edition increased by $.25 to $1.25. In March 1996, the weekly home delivery price for the Broward edition increased $.15 to $2.75. In November 1996, the weekly home delivery price for the South Palm Beach edition increased $.25 to $3.00. The following tables set forth selected information for the Sun-Sentinel daily newspaper and other related activities.

                                             Averages for the Twelve Months Ended December
                                         -----------------------------------------------------
                                            1996                  1995                    1994
                                         -------               -------                 -------
Circulation:
  Daily.........................         256,000               262,000                 268,000
  Sunday........................         371,000               370,000                 365,000

                                                       Fiscal Year Ended December
                                        -------------------------------------------------------
                                            1996                  1995                     1994
                                        --------              --------                 --------
                                                           (In thousands)
Advertising Inches: (1)
  Full Run (all zones)
    Retail......................           1,161                 1,203                    1,237
    General.....................             240                   226                      237
    Classified..................           2,425                 2,451                    2,442
                                        --------              --------                 --------
       Total....................           3,826                 3,880                    3,916
  Part Run......................           2,980                 2,967                    2,979
  Preprinted Inserts............           1,521                 1,748                    1,660
                                        --------              --------                 --------
       Total Inches.............           8,327                 8,595                    8,555
                                        --------              --------                 --------

Operating Revenues ..............       $292,248              $284,838                 $267,095
                                        --------              --------                 --------

-----
(1)  Excludes inches for Gold Coast Shopper and other targeted publications.

     The 1996 decline in advertising volume was mainly due to the extra week in 1995 and lower preprint linage.

     The Sun-Sentinel Company owns Gold Coast Shopper, a publication located in Deerfield Beach. In 1991, two weekly publications, XS and Exito!, targeted to young adults and Spanish-speaking households, respectively, were launched and have continued to expand readership. The Sun-Sentinel also offers alternate delivery services, audiotex services and publications targeted to specific consumer market segments, such as South Florida Parenting, acquired in 1994.

                    Sentinel Communications Company (Orlando)

     The Orlando Sentinel is published daily, including Sunday, and serves primarily a five-county area in Central Florida. It is the only major daily newspaper in the Orlando market, although it competes with other Florida and national newspapers, as well as other media. Approximately 77% of the paper's daily and 67% of its Sunday circulation is sold on a home delivery basis, with the remainder sold at newsstands and vending boxes. In March 1992, the newsstand price of the daily edition increased $.15 to $.50, except for most Thursday editions, which had been priced at $.50 since February 1991. The newsstand price of the Sunday edition was increased to $1.50 from $1.25 at the end of 1990. In October 1995, the weekly home delivery price was increased by $.10 to $3.85. The Orlando/Daytona Beach/Melbourne market ranks 22nd among U.S. markets in terms of households. The following tables set forth selected information for The Orlando Sentinel daily newspaper and other related activities.

                                            Averages for the Twelve Months Ended December
                                        ------------------------------------------------------
                                           1996                   1995                    1994
                                        -------                -------                 -------
Circulation:
  Daily.........................        261,000                268,000                 269,000
  Sunday........................        383,000                389,000                 390,000



                                                       Fiscal Year Ended December
                                        --------------------------------------------------------
                                            1996                   1995                     1994
                                        --------              ---------                 --------
                                                           (In thousands)
Advertising Inches:
  Full Run (all zones)
    Retail......................             914                    930                      971
    General.....................             133                    137                       99
    Classified..................           1,728                  1,848                    1,842
                                        --------               --------                 --------
       Total....................           2,775                  2,915                    2,912
  Part Run .....................           1,387                  1,506                    1,884
  Preprinted Inserts............           2,764                  2,787                    2,741
                                        --------               --------                 --------
       Total Inches ............           6,926                  7,208                    7,537
                                        --------               --------                 --------

Operating Revenues..............        $232,874               $221,786                 $214,125
                                        --------               --------                 --------

     The 1996 decline in advertising volume was mainly due to the extra week in 1995 and lower transportation, automotive and real estate advertising, partially offset by increased help wanted inches.

     The Orlando Sentinel also publishes US/Express, a free weekly entertainment publication that is used to distribute advertising to non-subscribers. US/Express is syndicated nationally. In 1995, The Orlando Sentinel purchased Family Journal Publications, a group of central Florida parenting magazines, and began publishing RELCON free apartment and home guides for the central Florida market.


                    The Daily Press (Newport News, Virginia)

     The Daily Press is published daily, including Sunday, and serves the Hampton Roads market. The Daily Press constitutes the only major daily newspaper in the market, although it competes with other regional and national newspapers, as well as other media. The Hampton Roads market includes Newport News, Hampton, Williamsburg and eight other cities and counties in Virginia. This market area is also commonly called the Virginia Peninsula and, together with Norfolk, Portsmouth and Virginia Beach, is the 40th largest U.S. market in terms of households. The newsstand price of the daily edition increased by $.15 to $.50 in July 1996. The Sunday edition newsstand price was increased to $1.50 from $1.25 in October 1995. The weekly home delivery price was increased by $.30 to $3.05 in October 1995. Approximately 81% of the paper's daily and 77% of its Sunday circulation is sold on a home delivery basis, with the remainder sold at newsstands and vending boxes. The following tables set forth selected information for the Daily Press.

                                              Averages for the Twelve Months Ended December
                                        --------------------------------------------------------
                                           1996                    1995                     1994
                                        -------                 -------                  -------
Circulation:
  Daily.........................        100,000                 103,000                  104,000
  Sunday........................        121,000                 126,000                  126,000



                                                       Fiscal Year Ended December
                                        -------------------------------------------------------
                                           1996                    1995                    1994
                                        -------                 -------                 -------
                                                             (In thousands)
Advertising Inches:
  Full Run (all zones)
    Retail......................            610                     674                     728
    General.....................             28                      18                      29
    Classified..................            858                     887                     880
                                        -------                 -------                 -------
       Total....................          1,496                   1,579                   1,637
  Part Run .....................            125                     110                     115
  Preprinted Inserts ...........          1,184                   1,185                   1,147
                                        -------                 -------                 -------
       Total Inches.............          2,805                   2,874                   2,899
                                        -------                 -------                 -------

Operating Revenues  ............        $52,618                 $51,555                 $49,866
                                        -------                 -------                 -------

                               Related Businesses

     The Company is also involved in syndication activities, advertising placement services, Internet and other online-related businesses and other publishing-related activities. The syndication activities, conducted primarily through Tribune Media Services ("TMS"), involve the marketing of columns, features, information and comic strips to newspapers. TMS is also engaged in advertising placement services for television listings in newspapers and the development of news products and services for electronic and print media. In 1996, the Company acquired a 20% equity interest in Digital City, Inc., a venture with America Online to develop a national network of local interactive services. The Digital City affiliate in each of the Company's newspaper markets is wholly owned by the Company. Internet and other online-related businesses include the electronic publishing of each of the Company's daily newspapers with enhanced content on the Internet.

     Total operating revenues for these publishing-related businesses are shown below, net of intercompany revenues.

                               Operating Revenues
                                 (In thousands)

            Fiscal Year Ended
                December
                --------
                  1996................................ $23,741
                  1995................................  22,739
                  1994................................  19,519

BROADCASTING AND ENTERTAINMENT

     The broadcasting and entertainment segment represented 36% of the Company's consolidated operating revenues in 1996. At December 29, 1996, the segment included WB television affiliates located in New York, Los Angeles, Chicago, Philadelphia, Boston, Houston, Denver and San Diego, a CBS television affiliate (effective December 1994) in Atlanta, an ABC television affiliate (effective January 1996) in New Orleans and five radio stations located in New York, Chicago and Denver (three stations).

     In January 1996, the Company acquired television station KHTV-Houston for approximately $102 million in cash. In February 1996, the Company acquired the remaining minority interest in WPHL-Philadelphia for $23 million in cash. In April 1996, the Company acquired television station KSWB-San Diego for $72 million in cash. In November 1995, the Company swapped its two Sacramento radio stations, KYMX and KCTC, for $3 million in cash and a Denver radio station. The Company acquired television station WLVI-Boston in April 1994, for $25 million in cash. In June 1994, the Company acquired Farm Journal Inc., publisher of The Farm Journal, a leading farm magazine, for $17.5 million in cash. Farm Journal results are reported in radio. In 1997, the Company reached an agreement to sell Farm Journal for $17 million in cash. The sale is expected to close in March 1997. In January 1993, the Company acquired two Denver radio stations, KOSI-FM and KEZW-AM, for $19.9 million in cash. The acquisitions were accounted for as purchases.

     In March 1997, the Company completed its acquisition of Renaissance Communications Corp., a publicly traded company owning six television stations, for approximately $1.1 billion in cash. The stations acquired were WB affiliates KDAF-Dallas and WDZL-Miami and Fox affiliates KTXL-Sacramento, WXIN-Indianapolis, WTIC-Hartford and WPMT-Harrisburg. The Federal Communications Commission ("FCC") order granting the Company's application to acquire the Renaissance stations contained waivers of two FCC rules. First, the FCC temporarily waived its duopoly rule relating to the overlap of WTIC's and WPMT's broadcast signals with those of other Tribune Company stations. The temporary waivers were granted subject to the outcome of pending FCC rulemaking that is expected to make duopoly waivers unnecessary. Second, the FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, relating to the Miami television station and the Fort Lauderdale Sun-Sentinel. The Company plans to appeal the FCC's ruling on the cross-ownership issue. The Company cannot predict the outcome of such FCC rulemaking or any such appeal. With the acquisition of the six Renaissance stations, the Company became the second largest TV station group in the nation with a reach of 33.4% of US households (measured by Nielsen Market Ranks, DMAs, for 1996-1997). Under FCC rules, which count UHF stations at half credit, the Company's household coverage is 24.8%, well under the regulatory cap of 35%.

     In entertainment/Chicago Cubs, the Company owns the Chicago Cubs baseball team and produces and syndicates television programming. Cable programming/ development includes CLTV News, a Chicago-area news cable channel, and the Company's equity income or loss from its investments in The WB Network, TV Food Network (a basic cable channel specializing in cooking, nutrition and fitness programming) and Qwest Broadcasting.

     The following table shows sources of revenue for the broadcasting and entertainment segment for the last three years.

                               Operating Revenues
                                 (In thousands)

                                                            Fiscal Year Ended December
                                                -------------------------------------------------
                                                    1996                 1995                1994
                                                --------             --------            --------
Television (1)..........................        $680,504             $629,502            $598,532
Radio (2)...............................          89,260               88,435              68,817
Entertainment/Chicago Cubs (3)..........          98,415              103,689              92,080
Cable Programming/Development...........           8,571                7,180               4,768
                                                --------             --------            --------
    Total...............................        $876,750             $828,806            $764,197
                                                --------             --------            --------

-----
(1) Includes WLVI-Boston since its acquisition in April 1994, KHTV-Houston since its acquisition in January 1996 and KSWB-San Diego since its acquisition in April 1996.
(2)  Includes Farm Journal Inc. since its acquisition in June 1994.
(3) 1996 reflects the impact of the cancellation of two Tribune Entertainment syndicated programs, "Charles Perez" and "The Road." 1995 and 1994 reflect the impact of the Major League baseball strike which began August 12, 1994 and ended in April 1995.

                                   Television

     In 1996, television contributed 78% of broadcasting and entertainment operating revenues. The Company's television stations compete for audience and advertising with other television and radio stations, cable television and other media serving the same markets. Competition for audience and advertising is based upon various interrelated factors including programming content, audience acceptance and price. Selected data for the Company's television stations, including the six stations acquired in March 1997, is shown in the following table.


                                                 Market (1)                                         Major
                                       -----------------------------                               Commercial      Expiration
                                       National    % of U.S.     FCC                               Stations in       of FCC
                                         Rank      Households     %       Channel    Affiliation   Market (2)      License (3)
                                       --------    ----------    ---      -------    -----------   -----------     -----------
WPIX  - New York, NY..............        1           6.9        6.9      11-VHF         WB             6            1999
KTLA  - Los Angeles, CA...........        2           5.1        5.1       5-VHF         WB             7            1998
WGN   - Chicago, IL...............        3           3.2        3.2       9-VHF         WB             7            1997 (4)
WPHL  - Philadelphia, PA..........        4           2.7        1.3      17-UHF         WB             6            1999
WLVI  - Boston, MA................        6           2.2        1.1      56-UHF         WB             7            1999
KDAF  - Dallas, TX (5)............        8           1.9        1.0      33-UHF         WB             8            1998
WGNX  - Atlanta, GA...............       10           1.7        0.8      46-UHF         CBS            7            1997 (6)
KHTV  - Houston, TX ..............       11           1.7        0.8      39-UHF         WB             7            1998
WDZL  - Miami, FL (5).............       16           1.4        0.7      39-UHF         WB             6            1997 (7)
KWGN  - Denver, CO................       18           1.2        1.2       2-VHF         WB             6            1998
KTXL  - Sacramento, CA (5)........       20           1.2        0.6      40-UHF         Fox            6            1998
WXIN  - Indianapolis, IN (5)......       25           1.0        0.5      59-UHF         Fox            6            1997 (8)
KSWB  - San Diego, CA.............       26           1.0        0.5      69-UHF         WB             6            1998
WTIC  - Hartford, CT (5)..........       27           1.0        0.5      61-UHF         Fox            6            1999
WGNO  - New Orleans, LA...........       41           0.6        0.3      26-UHF         ABC            6            1997 (9)
WPMT  - Harrisburg, PA (5)........       45           0.6        0.3      43-UHF         Fox            5            1999
-----
(1)  Source:   Nielsen Station Index, September 1996. Ranking of markets is based on number of television households in DMA
               (Designated Market Area).
(2)  Source:   Nielsen Metered Market Service Station Index Report, November 1996.
(3)  See "Governmental Regulation."
(4)  Expires December 1997. Renewal application will be filed.
(5)  Acquired March 1997.
(6)  Expires April 1997. Renewal application filed in December 1996 is pending.
(7)  Expired February 1997. Renewal application filed in September 1996 is pending.
(8)  Expires August 1997. Renewal application will be filed.
(9)  Expires June 1997. Renewal application filed in January 1997 is pending.

     Programming emphasis at the Company's WB affiliated stations is placed on syndicated series, feature motion pictures, local and regional sports coverage, news and children's programs. The stations acquire most of their programming from outside sources, including The WB Network, although a significant amount is produced locally or supplied by Tribune Entertainment (see "Entertainment/ Chicago Cubs"). Contracts for purchased programming generally cover a period of one to seven years, with payment also typically made over several years. The expense for amortization of television broadcast rights in 1996 was $233 million, which represented approximately 34% of total television operating revenues.

     Average audience share information for the Company's television stations for the past three years is shown in the following table.

                                                       Average Audience Share (1)
                                                          Year Ended December
                                                --------------------------------------
                                                 1996            1995             1994
                                                -----           -----            -----
WPIX   -  New York, NY..................        11.0%           10.0%             9.8%
KTLA   -  Los Angeles, CA...............         8.5            10.0              9.3
WGN    -  Chicago, IL...................        10.0            10.8             10.8
WPHL   -  Philadelphia, PA .............         4.8             5.3              4.8
WLVI   -  Boston, MA (2)................         4.3             4.5              5.0
KDAF   -  Dallas, TX (3)................         8.3            10.0              9.3
WGNX   -  Atlanta, GA...................         8.3             9.3              7.0
KHTV   -  Houston, TX (4)...............         5.8             6.3              6.8
WDZL   -  Miami, FL (3).................         6.5             6.8              7.3
KWGN   -  Denver, CO ...................         8.8             9.0              9.8
KTXL   -  Sacramento, CA (3)............         9.3            10.0             11.5
WXIN   -  Indianapolis, IN (3)..........         7.8             9.3             10.8
KSWB   -  San Diego, CA (5).............         3.3             2.5              3.0
WTIC   -  Hartford, CT (3)..............         8.3             8.8              9.8
WGNO   -  New Orleans, LA...............         7.3             9.0              9.5
WPMT   -  Harrisburg, PA (3)............         7.3             6.8              7.5
-----
(1)  Represents the estimated number of television households tuned to a specific station as a percent of total viewing households in a defined area. The percentages shown reflect the average Nielsen ratings shares for the February,
     May, July and November measurement periods for 7 a.m. to 1 a.m. daily.
(2)  Acquired April 1994.
(3)  Acquired March 1997.
(4)  Acquired January 1996.
(5)  Acquired April 1996.

                                     Radio

     In 1996, the Company's radio operations contributed 10% of broadcasting and entertainment operating revenues. The largest radio station owned by the Company, measured in terms of operating revenues, is WGN. Radio operations include Tribune Radio Networks, which produces and distributes farm and sports programming to radio stations, primarily in the Midwest, and Farm Journal Inc. Selected information for the Company's radio operations is shown in the following table.

                                                                                   Number of
                                                                    National       Operating
                                                                     Market       Stations in      Audience
                                   Format             Frequency     Rank (1)       Market (2)      Share (3)
                          ------------------------    ---------     --------      -----------      ---------
WQCD  -  New York, NY     New Adult
                            Contemporary/Jazz          101.9-FM         1              45             3.2%
WGN   -  Chicago, IL      Personality/Infotainment
                            /Sports                      720-AM         3              43             6.4%
KOSI  -  Denver, CO       Adult Contemporary           101.1-FM        23              31             5.7%
KEZW  -  Denver, CO       Nostalgia                     1430-AM        23              31             2.8%
KKHK  -  Denver, CO       Classic Rock                  99.5-FM        23              31             3.7%
-----
(1)  Source:  Radio markets ranked by Arbitron Metro Survey Area, Arbitron Company 1996.
(2)  Source:  Arbitron Company 1996.
(3)  Source:  Average of Winter, Spring, Summer and Fall 1996 Arbitron shares for persons 12 years old and over,
              6 a.m. to midnight daily during the period measured.

                           Entertainment/Chicago Cubs

     In 1996, entertainment/Chicago Cubs contributed 11% of the segment's operating revenues. This portion of the broadcasting and entertainment segment includes Tribune Entertainment Company, the Chicago Cubs baseball team and one minor league baseball team. Agreement on a new five-year contract between the Major League Baseball Players Association ("MLBPA") and Major League Baseball was reached in December 1996. The previous contract expired on December 31, 1993. The MLBPA initiated a strike on August 12, 1994, and on August 28, 1994, the owners canceled the remainder of the 1994 Major League Baseball season. In April 1995, the National Labor Relations Board invalidated the owners' posted rules, and the players ended their strike. The 1995 baseball season began April 26, 1995. The strike shortened the 1995 season by 18 games and continued to impact attendance throughout the season. The new contract is not expected to have a material impact on the Company's results of operations.

      Tribune Entertainment Company was formed to acquire and develop programming for Company television stations and for syndication. Tribune Entertainment participates in the production or distribution of first-run programming, including one daily talk show, music and variety shows, television shows, movies and specials. Tribune Entertainment's most popular program is "Geraldo," a one-hour, daily talk show which is aired on 106 stations that cover 81% of U.S. television households, and is sold internationally to many cities in Canada, as well as to several countries in Latin America and Europe. During the 1996-1997 television season, Tribune Entertainment originated or syndicated approximately 10.5 hours of first-run programs per week. On average, the Company's ten television stations utilized more than six hours per week of programming furnished by Tribune Entertainment.

     The Company owns the Chicago Cubs baseball team. In addition to providing local sports entertainment, the Cubs represent an important source of live programming for the Company's Chicago-based broadcasting operations and regional cable programming service. The Company also owns a Class A Midwest League franchise in Rockford, Illinois.

                          Cable Programming/Development

      Cable programming/development contributed 1% of the segment's operating revenues in 1996. CLTV News, a regional 24-hour cable news programming service, was launched in January 1993 and currently is available to more than 1.5 million cable households in the Chicago-area market. The Company acquired a 12.5% equity interest in The WB Network in 1995, and agreed to increase its equity interest to 21.9% in March 1997. In 1995, the Company acquired a 33% equity interest in Qwest Broadcasting, which owns WB affiliate television stations in Atlanta and New Orleans. In 1993, the Company acquired a 31% equity interest in TV Food Network, a 24-hour basic cable channel focusing on cooking, nutrition and fitness. These investments are accounted for under the equity method of accounting, and accordingly, the Company records its share of the investment's net income or loss in cable programming/development.


EDUCATION

     The education segment represented 8% of the Company's consolidated operating revenues in 1996. Education revenues are derived from publishing supplemental and curriculum education materials and adult education and trade books. Education operating revenues in 1996 were $192 million, up 87% from 1995 due mainly to acquisitions. The education market consists primarily of two components, core curriculum education products and supplemental education materials. The Company's education segment has become one of the nation's largest publishers for grades K-12.

     In March 1996, the Company acquired Educational Publishing Corporation for $205 million in cash and NTC Publishing Group for $83 million in cash. Educational Publishing publishes supplemental and curriculum education materials. NTC Publishing publishes trade books and educational products for the school and consumer markets. In August 1995, the Company acquired Everyday Learning Corporation, a publisher of mathematics materials for grades kindergarten through 6, for approximately $25 million. In February 1994, the Company acquired The Wright Group, a publisher of supplemental education materials for the elementary school market, for approximately $96 million in cash. In July 1993, the Company acquired Contemporary Books, Inc., a publisher of nonfiction trade titles and educational books and materials, for approximately $22 million in cash and $18.5 million in common stock. In September 1993, the Company acquired Compton's Multimedia Publishing Group for approximately $57 million in cash. The Company sold Compton's to The Learning Company, Inc. in December 1995. The acquisitions were accounted for as purchases.


DISCONTINUED OPERATIONS (QUNO CORPORATION)

     In March 1996, the Company completed the sale of its holdings in QUNO Corporation, a Canadian newsprint company, as part of QUNO's merger with Donohue Inc. The Company owned approximately 34% of QUNO's common stock plus $138.8 million in convertible debt. The sale resulted in a 1996 after-tax gain of $89.3 million, or $.73 per share on a primary basis. The gross proceeds from the sale were approximately $427 million in cash, Donohue stock and short-term notes. Immediately after the sale, the Company sold the Donohue stock and notes for cash. After-tax proceeds were approximately $331 million. In April 1994, the Company reduced its ownership holdings in QUNO from 59% to 34% by selling 5.5 million shares of QUNO common stock. The sale of the shares resulted in an after-tax gain in 1994 of $13 million, or $.10 per share. QUNO has been accounted for as a discontinued operation in the Company's consolidated financial statements.

     The following table shows QUNO newsprint sales to affiliated (Tribune) and unaffiliated customers for 1995 and 1994.

                                 Newsprint Sales
                          (In thousands of metric tons)

                                                     Fiscal Year Ended December
                                                   -----------------------------
                                                         1995               1994
                                                   ----------         ----------

Affiliated customers...........................           251                256
Unaffiliated customers.........................           585                531
                                                      -------            -------
       Total sales.............................           836                787
                                                      -------            -------

     See "Publishing" for a discussion of the supply contract between the Company and Donohue.


GOVERNMENTAL REGULATION

     Various aspects of the Company's operations are subject to regulation by governmental authorities in the United States.

     The Company's television and radio broadcasting operations are subject to Federal Communications Commission jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses, and limit concentrations of broadcasting control inconsistent with the public interest. Federal law also regulates the rates charged for political advertising and the quantity of advertising within children's programs. The Company is permitted to own both newspaper and broadcast operations in the Chicago market by virtue of "grandfather" provisions in the FCC regulations. National limits on the number of broadcast stations a licensee may own were removed by Congress in

1996. However, federal law continues to limit the number of radio and television stations a single owner may own in a local market, and the percentage of the national television audience that may be reached by a licensee's television stations in the aggregate. Television and radio broadcasting licenses are subject to renewal by the FCC, at which time they may be subject to competing applications for the licensed frequencies. At December 29, 1996, the Company had FCC authorization to operate ten television stations and two AM and three FM radio stations. In March 1997, the Company received FCC authorization to operate the six Renaissance television stations, subject to certain conditions as outlined on page 8.

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


EMPLOYEES

     The average number of full-time equivalent employees of the Company in 1996 was 10,700, approximately 200 more than the average for 1995. The increase was due to the net impact of the 1995 and 1996 acquisitions and dispositions.

     Pension and other employee benefit plans are provided for substantially all employees of the Company. Eligible employees also participate in the Company's Employee Stock Ownership Plan.

     During 1996, the Company's publishing segment employed approximately 7,400 full-time equivalent employees, about 7% of whom were represented by a total of five unions. Contracts with unionized employees of the publishing segment expire at various times through September 1999.

     Broadcasting and entertainment had an average of 2,700 full-time equivalent employees in 1996. Approximately 23% of these employees were represented by a total of 22 unions. Contracts with unionized employees of the broadcasting and entertainment segment expire at various times through December 1999.

     Education had an average of 600 full-time equivalent employees in 1996. Approximately 9% of these employees were represented by one union. The contract with the unionized employees of the education segment expires in October 1998.


EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to the executive officers of the Company as of March 11, 1997 is set forth below. The descriptions of the business experience of these individuals include the principal positions held by them since March 1992.

Robert D. Bosau (50)
Executive Vice President, Tribune Education Company* since August 1994; Vice President/Administration of Tribune Publishing Company* from 1991 to August 1994.

Joseph D. Cantrell (52)
Executive Vice President, Tribune Publishing Company* since August 1994; President of The Daily Press, Inc.* and Publisher of the Daily Press from 1986 to August 1994.
-----
* A subsidiary of the Company.

James C. Dowdle (63)
Executive Vice President/Media Operations since August 1994, Executive Vice President of the Company since August 1991; President and Chief Executive Officer of Tribune Broadcasting Company* since 1981; President of Tribune Publishing Company* since August 1994; Director of the Company since 1985.

Dennis J. FitzSimons (46)
Executive Vice President, Tribune Broadcasting Company* since August 1994; President of Tribune Television* from 1992 to August 1994; Vice President/ General Manager of WGN-TV* from 1987 to 1992.

Donald C. Grenesko (48)
Senior Vice President/Finance and Administration since August 1996, Senior Vice President and Chief Financial Officer from March 1993 to August 1996 and Vice President and Chief Financial Officer of the Company from October 1991 to March 1993.

David D. Hiller (43)
Senior Vice President/Development since November 1993, Senior Vice President and General Counsel from March to November 1993 and Vice President and General Counsel of the Company from 1988 to March 1993; Partner, Sidley & Austin until November 1993.

Crane H. Kenney (34)
Vice President/General Counsel and Secretary since August 1996, Vice President/ Chief Legal Officer from February 1996 to August 1996, Senior Counsel from March 1995 to January 1996 and Counsel of the Company from February 1994 to February 1995; Associate, Schiff, Harden & Waite until January 1994.

Luis E. Lewin (48)
Vice President/Human Resources since October 1996, Director of Human Resources of the Company from March 1994 to October 1996; Acting Publisher of Exito! in Chicago from December 1995 to September 1996; Vice President/Human Resources of Sun-Sentinel Company* from 1991 to 1994.

John W. Madigan (59)
Chairman since January 1996, Chief Executive Officer since May 1995, President since May 1994 and Chief Operating Officer of the Company from May 1994 to May 1995; Executive Vice President of the Company and President and Chief Executive Officer of Tribune Publishing Company* from August 1991 to May 1994; Publisher of the Chicago Tribune from August 1990 to May 1994 and President and Chief Executive Officer of Chicago Tribune Company* until September 1993; Director of the Company since 1975.

Ruthellyn Musil (45)
Vice President/Corporate Relations since March 1995 and Director of Communications of the Company from July 1992 to March 1995; Director of Employee Communications of Chicago Tribune Company* from 1989 to July 1992.

Jeff R. Scherb (39)
Senior Vice President/Chief Technology Officer of the Company since August 1996; Chief Technology Officer and Senior Vice President, Dun & Bradstreet Software from March 1995 to August 1996; Vice President/Systems Development, Turner Broadcasting from 1994 to 1995; Senior Vice President/Product Development, Delphi Information Systems from 1992 to 1994.
-----
* A subsidiary of the Company.

ITEM 2.       PROPERTIES.

     The corporate headquarters of the Company are located at 435 North Michigan Avenue, Chicago, Illinois. The general character, location and approximate size of the principal physical properties used by the Company on December 29, 1996 are listed below. In addition to those listed, the Company owns or leases transmitter sites, parking lots and other properties aggregating approximately 572 acres in 47 separate locations, and owns or leases an aggregate of approximately 1,238,000 square feet of space in 178 locations. Included in these figures is a 115,000 square foot office building in Philadelphia, Pennsylvania which was sold by the Company on December 30, 1996. This office building had been occupied by the Company's subsidiary, Farm Journal, Inc. until October 1995, when Farm Journal employees relocated to leased space in Philadelphia. The Company also owns the 39,000-seat stadium used by the Chicago Cubs baseball team. The Company considers its various properties to be in good condition and suitable for the purposes for which they are used.

                                                                 Approximate Area in Square Feet
                                                                 -------------------------------
           General Character of Property                            Owned              Leased
           -----------------------------                         -----------         -----------
Publishing:
     Printing plants, business and editorial offices,
        and warehouse space located in:
           Chicago, Illinois..................................     1,327,000  (1)        166,000
           Orlando, Florida...................................       406,000              98,000
           Deerfield Beach, Florida...........................       386,000                   -
           Fort Lauderdale, Florida...........................       279,000  (2)         33,000
           Northlake, Illinois................................             -             216,000
           Newport News, Virginia.............................       207,000                   -
           Franklin Park, Illinois............................             -              78,000

Broadcasting and Entertainment:
     Business offices, studios, garages and
        transmitters located in:
           Los Angeles, California............................       253,000                   -
           New York, New York.................................             -             129,000
           Chicago, Illinois..................................        99,000               4,000
           Philadelphia, Pennsylvania.........................        22,000              50,000
           Oak Brook, Illinois................................             -              69,000
           Denver, Colorado...................................        46,000              11,000
           Houston, Texas.....................................        35,000                   -
           Boston, Massachusetts..............................        28,000                   -
           Chula Vista, California............................        22,000                   -
           New Orleans, Louisiana.............................             -              22,000
           Atlanta, Georgia...................................             -              21,000

Education:
     Business offices and warehouse space located in:
           Chicago, Illinois..................................       185,000              29,000
           Alsip, Illinois....................................             -             171,000
           Kirkland, Washington...............................             -             126,000
           Lincolnwood, Illinois..............................             -              74,000
           Bothell, Washington................................             -              60,000
           Grand Rapids, Michigan.............................             -              53,000
           Mountain View, California..........................             -              28,000

-----
(1) Includes Tribune Tower, an approximately 630,000 square foot office building in downtown Chicago, and Freedom Center, the approximately 697,000 square foot production center of the Chicago Tribune. Tribune Tower houses the

     Company's corporate headquarters, the Chicago Tribune's business and editorial offices, offices of various subsidiary companies and approximately 70,000 square feet of space leased to unaffiliated tenants. Freedom Center houses the Chicago Tribune's printing, packaging and distribution operations.
(2) Represents New River Center, an approximately 279,000 square foot office building in downtown Fort Lauderdale. New River Center houses the business and editorial offices of the Sun-Sentinel, which occupies approximately 94,000 square feet. The remaining space is leased to or available for commercial tenants.


ITEM 3.        LEGAL PROCEEDINGS.

     The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies.

     The State of Florida Department of Environmental Protection ("DEP") and the Company's subsidiary, Sentinel Communications Company (the "Sentinel"), have entered into a consent decree under which the Sentinel will assist the DEP in remediating certain trichloroethene groundwater contamination in downtown Orlando, Florida. The Company currently estimates that the Sentinel's share of the remediation costs will not be material and has provided for the costs in the Company's consolidated financial statements.

     The Sun-Sentinel Company (the "Sun-Sentinel") has been notified by the United States Environmental Protection Agency ("EPA") that it is a potentially responsible party ("PRP") under Superfund legislation with respect to the Wingate Road site in Fort Lauderdale. The EPA has also identified 30 other PRP's for the site. The Company denies liability for clean-up costs at the site; however, the Company estimates that its liability, if any, will not be material.

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

                                     PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.

     The Company's Common Stock is presently listed on the New York, Chicago and Pacific stock exchanges. Per share data has been restated to reflect a two-for-one common stock split effective January 15, 1997. The high and low sales prices of the Common Stock by fiscal quarter for the two most recent fiscal years, as reported on the New York Stock Exchange Composite Transactions list, were as follows:

                                     1996                        1995
                             ---------------------      -----------------------
     Quarter                  High          Low           High           Low
     -------                 -------      --------      --------      ---------
     First.............      $34 1/2      $28 5/16      $28 1/16      $25  3/8
     Second............       38 1/8       32 1/16       30 3/8        26  7/8
     Third.............       39 1/2       31 5/8        34 1/8        29  7/8
     Fourth............       44 1/8       37 7/8        34 7/16       29 13/16

     At March 11, 1997, there were 5,165 holders of record of the Company's Common Stock.

     Quarterly cash dividends declared on Common Stock were $.15 per share in 1996 and $.14 per share in 1995. Total cash dividends declared on Common Stock by the Company were $73,742,000 for 1996 and $72,524,000 for 1995.

     During 1996, the Company did not sell any of its equity securities in transactions that were not registered under the Securities Act of 1933, as amended.


ITEM 6.        SELECTED FINANCIAL DATA.

     The information for the years 1992 through 1996 contained under the heading "Eleven Year Financial Summary" in the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1996 Annual Report to Stockholders is incorporated herein by reference.


ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Consolidated Financial Statements and Notes thereto and the information contained under the heading "Business Segments" appearing on pages 53 through 71 of the Company's 1996 Annual Report to Stockholders, together with the report thereon of Price Waterhouse LLP dated February 11, 1997, appearing on page 76 of such Annual Report and the information contained under the heading "Quarterly Results (Unaudited)" on pages 72 and 73, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.

                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained under the heading "Executive Officers of the Company" in Item 1 hereof, and the information under the heading "Election of Directors" in the definitive Proxy Statement for the Company's May 6, 1997 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11.       EXECUTIVE COMPENSATION.

     The information contained under the heading "Executive Compensation" (except those portions relating to Item 13, below) in the definitive Proxy Statement for the Company's May 6, 1997 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
               MANAGEMENT.

     The information contained under the subheadings "Principal Stockholders" and "Management Ownership" under the heading "Ownership Information" in the definitive Proxy Statement for the Company's May 6, 1997 Annual Meeting of Stockholders, is incorporated herein by reference.


ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the heading "Executive Compensation" (except those portions relating to Item 11, above) and the subheadings "Compensation of Directors" and "Other Transactions" in the definitive Proxy Statement for the Company's May 6, 1997 Annual Meeting of Stockholders, is incorporated herein by reference.

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

(b)          Reports on Form 8-K

             The Company filed two reports on Form 8-K during the last quarter of the period covered by this report.

             o The Company filed a Form 8-K Current Report dated October 18,
               1996, which reported under Item 5 the Company's third quarter 1996 earnings press release. No financial statements were filed as part of the report.

             o The Company filed a Form 8-K/A-3, Amendment No. 3, (dated
               July 26, 1996, date of earliest event reported) on November 8, 1996 which amended and supplemented the Form 8-K dated July 26, 1996. The Form 8-K/A-3 reported under Item 7 the financial statements of Renaissance Communications Corp. for the quarter ended September 30, 1996, the unaudited pro forma condensed consolidated balance sheet of Tribune Company as of September 29, 1996 and the unaudited pro forma condensed consolidated statements of income for Tribune Company for the fiscal year ended December 31, 1995 and the first three quarters ended September 29, 1996 to reflect all completed or pending acquisitions and dispositions.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 1997.


                                 TRIBUNE COMPANY
                                 (Registrant)


                                 /s/ John W. Madigan
                                 -------------------
                                 John W. Madigan
                                 Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 27, 1997.



         Signature                              Title
         ---------                              -----



       /s/ John W. Madigan
       -------------------
       John W. Madigan          Chairman, President and Chief Executive Officer
                                and Director (principal executive officer)



       /s/ James C. Dowdle
       -------------------
       James C. Dowdle          Executive Vice President and Director



       /s/ Donald C. Grenesko
       ----------------------
       Donald C. Grenesko       Senior Vice President/Finance and Administration
                                (principal financial officer)



       /s/ R. Mark Mallory
       -------------------
       R. Mark Mallory          Vice President and Controller
                                (principal accounting officer)

           Signature                            Title
           ---------                            -----



       /s/ Diego E. Hernandez
       ----------------------
       Diego E. Hernandez                       Director



       /s/ Robert E. La Blanc
       ----------------------
       Robert E. La Blanc                       Director




       /s/ Nancy Hicks Maynard
       -----------------------
       Nancy Hicks Maynard                      Director




       /s/ Dudley S. Taft
       ------------------
       Dudley S. Taft                           Director



       /s/ Arnold R. Weber
       -------------------
       Arnold R. Weber                          Director

                                 TRIBUNE COMPANY

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                                            Page
                                                                            ----
Consolidated Statements of Income for each of the three
   fiscal years in the period ended December 29, 1996......................... *

Consolidated Balance Sheets at December 29, 1996 and
   December 31, 1995.......................................................... *

Consolidated Statements of Cash Flows for each of the
   three fiscal years in the period ended December 29, 1996................... *

Consolidated Statements of Shareholders' Equity for each
   of the three fiscal years in the period ended December 29, 1996............ *

Notes to Consolidated Financial Statements.................................... *

Report of Independent Accountants on Consolidated
   Financial Statements....................................................... *

Report of Independent Accountants on Financial
   Statement Schedule.........................................................23

Financial Statement Schedule for each of the three fiscal
   years in the period ended December 29, 1996 .............................. 24

   Schedule II      Valuation and qualifying accounts and reserves.

-----
* Incorporated by reference to the Company's 1996 Annual Report to Stockholders. See Item 8 of this Annual Report on Form 10-K.

                                     -----

All other schedules required under Regulation S-X are omitted because they are not applicable or not required.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE




To the Board of Directors of Tribune Company

Our audits of the consolidated financial statements referred to in our report dated February 11, 1997 appearing in the 1996 Annual Report to Stockholders of Tribune Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP

Chicago, Illinois
February 11, 1997

                                                                                                             SCHEDULE II

                                 TRIBUNE COMPANY

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (In thousands of dollars)




                                                                              Additions
                                                            Balance at        Charged to                        Balance
                                                            Beginning         Costs and                        at End of
         Description                                        of Period          Expenses       Deductions         Period
         -----------                                        ----------        ----------      ----------       ---------
Valuation accounts deducted from assets
   to which they apply:

Year ended December 29, 1996
     Accounts receivable allowances:
         Bad debts.......................................     $ 23,078         $ 19,846       $ 18,479          $ 24,445
         Rebates, volume discounts and other.............        7,076           20,313         17,428             9,961
                                                              --------         --------       --------          --------
               Total.....................................     $ 30,154         $ 40,159       $ 35,907          $ 34,406
                                                              ========         ========       ========          ========

Year ended December 31, 1995
     Accounts receivable allowances:
         Bad debts.......................................     $ 24,464         $ 19,745       $ 21,131          $ 23,078
         Rebates, volume discounts and other.............        9,534           27,754         30,212             7,076
                                                              --------         --------       --------          --------
               Total.....................................     $ 33,998         $ 47,499       $ 51,343  (1)     $ 30,154
                                                              ========         ========       ========          ========

Year ended December 25, 1994
     Accounts receivable allowances:
         Bad debts.......................................     $ 17,589         $ 18,024       $ 11,149          $ 24,464
         Rebates, volume discounts and other.............        7,843           18,284         16,593             9,534
                                                              --------         --------       --------          --------
               Total.....................................     $ 25,432         $ 36,308       $ 27,742          $ 33,998
                                                              ========         ========       ========          ========



-----
(1)  For 1995, $9,389 represents deductions pertaining to Compton's NewMedia and Times Advocate Company, sold in 1995.

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

     2.1        *     Agreement and Plan of Merger among Tribune Company, Tower
                      Acquisition Company, Inc. and Renaissance Communications
                      Corp. dated as of July 1, 1996 (Exhibit 99.1 to Form 8-K
                      Current Report dated July 9, 1996).

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

     3.2              By-Laws of Tribune Company As Amended and In Effect on
                      December 10, 1996.

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

     4.1        *     Indenture, dated as of March 1, 1992 between Tribune
                      Company and Continental Bank, National Association
                      (Incorporated by reference to Registration Statement on Form S-3, Registration No. 333-02831).

     4.2        *     Indenture, dated as of January 1, 1997 between Tribune
                      Company and Bank of Montreal Trust Company (Incorporated by reference to Registration Statement on Form S-3, Registration No. 333-18921).

     10.1       o*    Chicago Tribune Company Split-Dollar Insurance Plan dated
                      June 29, 1978, together with first amendment dated
                      August 28, 1981, covering certain employees of Tribune
                      Company and Chicago Tribune Company (Exhibit 10.4 in File
                      No. 2-86087).

     10.2       o*    Tribune Company Supplemental Retirement Plan, as amended
                      and restated on January 1, 1989 (Exhibit 10.6 to Annual
                      Report on Form 10-K for 1988).

     Number                          Description
     ------                          -----------

     10.2a      o*    First Amendment of Tribune Company Supplemental Retirement
                      Plan, effective January 1, 1994 (Exhibit 10.4b to Annual
                      Report on Form 10-K for 1993).

     10.3       o*    Tribune Company Directors' Deferred Compensation Plan, as
                      amended and restated on July 1, 1994 (Exhibit 10.7 to Annual Report on Form 10-K for 1994).

     10.4       o*    Tribune Company Bonus Deferral Plan, dated as of December
                      14, 1993 (Exhibit 10.8 to Annual Report on Form 10-K for
                      1993).

     10.4a      o     First Amendment of Tribune Company Bonus Deferral Plan,
                      effective December 1, 1996.

     10.5       o*    Tribune Company Management Incentive Plan, dated as of
                      January 1, 1991 (Exhibit 10.10 to Annual Report on Form
                      10-K for 1990).

     10.5a      o*    Amendment effective January 1, 1992 to the Tribune
                      Company Management Incentive Plan dated as of January 1,
                      1991 (Exhibit 10.9b to Annual Report on Form 10-K for
                      1991).

     10.6       o*    Tribune Company Amended and Restated 1984 Long-Term
                      Performance Plan, effective as of July 25, 1989 (Exhibit
                      19.2 to Form 10-Q Quarterly Report for the quarter ended
                      June 25, 1989); Forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreements for Tribune
                      Company Amended and Restated 1984 Long-Term Performance
                      Plan (Exhibit 19.2 to Form 10-Q Quarterly Report for the quarter ended July 1, 1990).

     10.7       o*    Tribune Company 1992 Long-Term Incentive Plan, dated as
                      of April 29, 1992 and as amended and in effect on April
                      19, 1994 (Exhibit 10.11 to Annual Report on Form 10-K for
                      1994).

     10.8       o*    Tribune Company Executive Financial Counseling Plan, dated
                      October 19, 1988 and as amended effective January 1, 1994
                      (Exhibit 10.13 to Annual Report on Form 10-K for 1993).

     10.9       o*    Tribune Company Amended and Restated Transitional
                      Compensation Plan for Executive Employees, effective as of January 1, 1995 (Exhibit 10.14 to Annual Report on Form
                      10-K for 1994).

     10.10      o*    Tribune Company Supplemental Defined Contribution Plan,
                      effective as of January 1, 1994 (Exhibit 10.15 to Annual
                      Report on Form 10-K for 1993).

     10.11      o*    Tribune Company Amended and Restated Employee Stock
                      Purchase Plan, dated October 22, 1996 (Exhibit 10.20 to
                      Form 10-Q Quarterly Report for the quarter ended September
                      29, 1996).

     10.12      o*    1988 Restricted Stock Plan For Outside Directors, dated
                      February 16, 1988 (Exhibit 10.12 to Annual Report on Form
                      10-K for 1992).

     10.12a     o*    Amendment effective April 28, 1992 to the 1988 Restricted
                      Stock Plan For Outside Directors (Exhibit 10.12b to Annual
                      Report on Form 10-K for 1993).

     10.13      o*    Tribune Company Amended and Restated 1995 Nonemployee
                      Director Stock Option Plan, dated October 22, 1996
                      (Exhibit 10.19 to Form 10-Q Quarterly Report for the quarter ended September 29, 1996).

     Number                          Description
     ------                          -----------

     10.14      o*    Tribune Company Amended and Restated 1996 Nonemployee
                      Director Stock Compensation Plan, dated October 22, 1996
                      (Exhibit 10.21 to Form 10-Q Quarterly Report for the quarter ended September 29, 1996).

     11 Statements of Computation of Primary and Fully Diluted Net Income Per Share.

     12               Computation of Ratios of Earnings to Fixed Charges.

     13 The portions of the Company's 1996 Annual Report to Stockholders which are specifically incorporated herein by reference.

     21               Table of subsidiaries of Tribune Company.

     23               Consent of Independent Accountants.

     27               Financial Data Schedule.

     99 Form 11-K financial statements for the Tribune Company Savings Incentive Plan (to be filed by amendment).