Form 10-Q
period 1997-03-30
TRIBUNE CO
filed 1997-05-14
CIK 726513

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 30, 1997

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

       At May 8, 1997 there were 122,741,658 shares outstanding of the Company's Common Stock (without par value).





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

                                                                                  First Quarter Ended
                                                                            -------------------------------
                                                                            March 30, 1997    March 31,1996
                                                                            --------------    -------------
Operating Revenues.................................................            $593,919          $537,122

Operating Expenses
Cost of sales (exclusive of items shown below).....................             278,724           282,874
Selling, general and administrative................................             161,369           136,031
Depreciation and amortization
   of intangible assets............................................              37,417            31,142
                                                                               --------          --------
Total operating expenses...........................................             477,510           450,047
                                                                               --------          --------

Operating Profit...................................................             116,409            87,075

Interest income....................................................               9,430             8,550
Interest expense...................................................             (15,574)          (10,955)
                                                                               --------          --------

Income from Continuing Operations Before Income Taxes..............             110,265            84,670
Income taxes.......................................................             (45,760)          (34,291)
                                                                               --------          --------

Income from Continuing Operations..................................              64,505            50,379
Discontinued Operations of QUNO, net of tax........................                   -            89,317
                                                                               --------          --------

Net Income.........................................................              64,505           139,696
Preferred dividends, net of tax....................................              (4,699)           (4,696)
                                                                               --------          --------

Net Income Attributable to Common Shares...........................            $ 59,806          $135,000
                                                                               ========          ========

Net Income Per Share:
Primary:          Continuing operations............................            $    .49          $    .37
                  Discontinued operations..........................                   -               .72
                                                                               --------          --------
                  Net income.......................................            $    .49          $   1.09
                                                                               ========          ========

Fully diluted:    Continuing operations............................            $    .45          $    .34
                  Discontinued operations..........................                   -               .66
                                                                               --------          --------
                  Net income.......................................            $    .45          $   1.00
                                                                               ========          ========

Dividends per common share.........................................            $    .16          $    .15
                                                                               ========          ========

See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                       March 30, 1997          December 29, 1996
                                                                       --------------          -----------------
                                                                         (Unaudited)
ASSETS
Current assets
Cash and short-term investments...................................         $   22,039              $  274,170
Accounts receivable, net..........................................            375,532                 350,773
Inventories.......................................................             83,580                  80,525
Broadcast rights..................................................            184,707                 154,904
Prepaid expenses and other........................................             52,757                  26,349
                                                                           ----------              ----------
Total current assets..............................................            718,615                 886,721

Property, plant and equipment.....................................          1,496,382               1,456,209
Accumulated depreciation..........................................           (832,656)               (813,501)
                                                                           ----------              ----------
Net properties....................................................            663,726                 642,708

Broadcast rights..................................................            184,208                 173,552
Intangible assets, net............................................          2,483,584               1,251,470
Investments.......................................................            583,263                 629,129
Other.............................................................            118,835                 117,320
                                                                           ----------              ----------
Total assets......................................................         $4,752,231              $3,700,900
                                                                           ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year................................         $   30,035              $   31,073
Contracts payable for broadcast rights............................            231,014                 178,589
Deferred income ..................................................             81,844                  51,591
Accounts payable, income taxes and other current liabilities......            431,204                 411,848
                                                                           ----------              ----------
Total current liabilities.........................................            774,097                 673,101

Long-term debt....................................................          1,768,890                 979,754
Deferred income taxes.............................................            350,136                 189,673
Contracts payable for broadcast rights............................            218,152                 209,754
Compensation and other obligations................................            111,245                 109,112
                                                                           ----------              ----------
Total liabilities.................................................          3,222,520               2,161,394

Shareholders' equity
Series B convertible preferred stock..............................            304,094                 312,470
Common stock and additional paid-in capital.......................            155,740                 150,879
Retained earnings.................................................          2,254,918               2,210,024
Treasury stock (at cost)..........................................         (1,059,175)             (1,034,012)
Unearned compensation related to ESOP.............................           (218,668)               (218,668)
Unrealized gain on investments....................................             92,802                 118,813
                                                                           ----------              ----------
Total shareholders' equity........................................          1,529,711               1,539,506
                                                                           ----------              ----------
Total liabilities and shareholders' equity........................         $4,752,231              $3,700,900
                                                                           ==========              ==========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                      First Quarter Ended
                                                                               ----------------------------------
                                                                               March 30, 1997      March 31, 1996
                                                                               --------------      --------------
Operations
Net income............................................................           $   64,505          $  139,696
Adjustments to reconcile net income to net cash
    provided by operations:
        Discontinued operations of QUNO, net of tax...................                    -             (89,317)
        Depreciation and amortization of intangible assets............               37,417              31,142
        Other, net....................................................               55,589              46,373
                                                                                 ----------          ----------
Net cash provided by operations.......................................              157,511             127,894
                                                                                 ----------          ----------

Investments
Capital expenditures..................................................              (14,886)            (20,070)
Acquisitions and investments..........................................           (1,131,788)           (437,492)
Proceeds from sale of QUNO............................................                    -             426,828
Other, net............................................................               (2,261)               (159)
                                                                                 ----------          ----------
Net cash used for investments.........................................           (1,148,935)            (30,893)
                                                                                 ----------          ----------

Financing
Proceeds from issuance of long-term debt..............................              793,681              73,000
Repayments of long-term debt..........................................               (6,101)            (69,474)
Sale of common stock to employees, net................................                5,622               5,717
Purchase of treasury stock............................................              (34,298)            (96,264)
Dividends.............................................................              (19,611)            (18,488)
                                                                                 ----------          ----------
Net cash provided by (used for) financing.............................              739,293            (105,509)
                                                                                 ----------          ----------

Net decrease in cash and short-term investments.......................             (252,131)             (8,508)

Cash and short-term investments at the beginning of year..............              274,170              22,899
                                                                                 ----------          ----------

Cash and short-term investments at the end of quarter.................           $   22,039          $   14,391
                                                                                 ==========          ==========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:
-------

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the "Company" or "Tribune") as of March 30, 1997 and the results of their operations and their cash flows for the quarters ended March 30, 1997 and March 31, 1996. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included by reference in the Company's Annual Report on Form 10-K. All share and per share data has been restated to reflect a two-for-one common stock split effective January 15, 1997.

Note 2:
-------

      Inventories consist of (in thousands):

                                           March 30, 1997       Dec. 29, 1996
                                           --------------       -------------

Finished goods.........................        $61,986             $60,341
Newsprint (at LIFO)....................         11,905              10,186
Supplies and other.....................          9,689               9,998
                                               -------             -------

Total inventories......................        $83,580             $80,525
                                               =======             =======

      Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $8.3 million at March 30, 1997 and $11.4 million at December 29, 1996. Finished goods primarily include books and supplementary educational materials.

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

                                                      First Quarter
                                               ---------------------------
                                                  1997                1996
                                               -------             -------
Primary................................        122,546             123,432
Fully diluted..........................        135,024             136,330

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards (SFAS) No. 128, "Earnings Per Share". SFAS No. 128 requires presentation on the face of the income statement of both basic and diluted net income per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period net income per share data presented. The adoption of this statement is not expected to materially affect either future or prior period net income per share of the Company.

Note 4:
-------

      In March 1996, Tribune completed the sale of its holdings in QUNO Corporation, a Canadian newsprint company, as part of QUNO's merger with Donohue Inc. The sale resulted in a first quarter 1996 after-tax gain of $89.3 million, or $.72 per share on a primary basis. The gross proceeds from the sale were approximately $427 million in cash, Donohue stock and short-term notes. Immediately after the sale, the Company sold the Donohue stock and notes for cash. After-tax proceeds were approximately $331 million. QUNO has been accounted for as a discontinued operation in the Company's consolidated financial statements.

      At the beginning of the 1997 second quarter, the Company sold its Farm Journal subsidiary for approximately $17 million in cash. The Company had acquired Farm Journal in 1994 for approximately $17 million.

Note 5:
-------

      On March 25, 1997, the Company completed its acquisition of Renaissance Communications Corp., a publicly traded company owning six television stations, for approximately $1.1 billion in cash. The stations acquired were WB affiliates KDAF-Dallas and WDZL-Miami and Fox affiliates KTXL-Sacramento, WXIN-Indianapolis, WTIC-Hartford and WPMT-Harrisburg. The Federal Communications Commission ("FCC") order granting the Company's application to acquire the Renaissance stations contained waivers of two FCC rules. First, the FCC temporarily waived its duopoly rule relating to the overlap of WTIC's and WPMT's broadcast signals with those of other Tribune stations. The temporary waivers were granted subject to the outcome of pending FCC rulemaking that is expected to make duopoly waivers unnecessary. Second, the FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, relating to the Miami television station and the Fort Lauderdale Sun-Sentinel. The Company has appealed the FCC's ruling on the cross-ownership issue and a petition requesting a rulemaking procedure has been filed with the FCC since the FCC issued the order. The Company cannot predict the outcome of such FCC rulemaking or any such appeal.

      In March 1997, the Company agreed to exercise an option for $21 million to increase its equity ownership in The WB Television Network to 21.9%.

      In January 1996, the Company acquired Houston television station KHTV for approximately $102 million in cash. In February 1996, the Company acquired the remaining minority interest in Philadelphia television station WPHL for approximately $23 million in cash. In March 1996, the Company acquired Educational Publishing Corporation for $205 million in cash and NTC Publishing Group for $83 million in cash. In April 1996, the Company acquired San Diego television station KSWB for approximately $72 million in cash.

      The acquisitions are being accounted for by the purchase method, and accordingly, the results of operations of the companies have been included in the consolidated financial statements since their respective dates of acquisition. The purchase accounting for the Renaissance acquisition reflected in the condensed consolidated financial statements is preliminary and will likely change as appraisals are finalized and more facts become known. No material adjustments are expected.

      The following table presents the unaudited pro forma results of operations of the Company for the first quarters of 1997 and 1996 as if the acquisitions and dispositions discussed in Notes 4 and 5 had occurred at the beginning of each period presented. The pro forma results may not be indicative of the results that would have been reported if the transactions had actually occurred at the beginning of each period presented, or of results that may be attained in the future. The unaudited pro forma results do not reflect any synergies anticipated by the Company as a result of the acquisitions.

                                                             First Quarter Ended
                                                      ---------------------------------
                                                      March 30, 1997     March 31, 1996
(In thousands, except per share data)                 --------------     --------------
Operating Revenues................................          $622,880           $584,538
Income from Continuing Operations.................           $55,563            $35,766
Primary Net Income Per Share
    from Continuing Operations....................              $.42               $.25

Note 6:
-------

      The aggregate cost basis, net unrealized gain and fair value for investments recorded at fair value under SFAS No. 115 at March 30, 1997 were $335.3 million, $152.7 million and $488.0 million, respectively. At March 30, 1997, the net unrealized gain on investments included an $87 million unrealized loss on The Learning Company common stock investment. The Company believes this loss was temporary at March 30, 1997. The difference between cost and fair value, net of related tax effects, is recorded in a separate component of shareholders' equity and amounted to a net gain of $92.8 million at March 30, 1997.

Note 7:
-------

      Financial data for each of the Company's business segments is as follows (in thousands):

                                                             First Quarter Ended
                                                      ---------------------------------
                                                      March 30, 1997     March 31, 1996
                                                      --------------     --------------
Operating revenues:
   Publishing.................................              $355,126            $327,333
   Broadcasting and Entertainment.............               201,390             187,195
   Education..................................                37,403              22,594
                                                            --------            --------

Total operating revenues......................              $593,919            $537,122
                                                            ========            ========

Operating profit:
   Publishing.................................              $ 95,305            $ 63,243
   Broadcasting and Entertainment.............                29,684              29,024
   Education..................................                  (207)              2,222
   Corporate expenses.........................                (8,373)             (7,414)
                                                            --------            --------

Total operating profit........................              $116,409            $ 87,075
                                                            ========            ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the first quarter of 1997 to the first quarter of 1996. All share and per share data has been restated to reflect a two-for-one common stock split effective January 15, 1997.


SIGNIFICANT EVENTS
------------------

      On March 25, 1997, the Company completed its acquisition of Renaissance Communications Corp., a publicly traded company owning six television stations, for approximately $1.1 billion in cash. The stations acquired were WB affiliates KDAF-Dallas and WDZL-Miami and Fox affiliates KTXL-Sacramento, WXIN-Indianapolis, WTIC-Hartford and WPMT-Harrisburg. The Federal Communications Commission ("FCC") order granting the Company's application to acquire the Renaissance stations contained waivers of two FCC rules. First, the FCC temporarily waived its duopoly rule relating to the overlap of WTIC's and WPMT's broadcast signals with those of other Tribune stations. The temporary waivers were granted subject to the outcome of pending FCC rulemaking that is expected to make duopoly waivers unnecessary. Second, the FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, relating to the Miami television station and the Fort Lauderdale Sun-Sentinel. The Company has appealed the FCC's ruling on the cross-ownership issue and a petition requesting a rulemaking procedure has been filed with the FCC since the FCC issued the order. The Company cannot predict the outcome of such FCC rulemaking or any such appeal.

      The Company also acquired four businesses in 1996: Houston television station KHTV in January, Educational Publishing Corporation and NTC Publishing Group in March and San Diego television station KSWB in April. The results of these businesses have been included in the consolidated financial statements since their respective dates of acquisition.

      In March 1996, the Company completed the sale of its holdings in QUNO Corporation, a Canadian newsprint company, as part of QUNO's merger with Donohue Inc. The sale resulted in a first quarter 1996 after-tax gain of $89.3 million, or $.72 per share on a primary basis. The gross proceeds from the sale were approximately $427 million in cash, Donohue stock and short-term notes. Immediately after the sale, the Company sold the Donohue stock and notes for cash. After-tax proceeds were approximately $331 million. QUNO has been accounted for as a discontinued operation in the Company's consolidated financial statements.


RESULTS OF OPERATIONS
---------------------

      The results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. In both publishing and broadcasting and entertainment, second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. In education, second and third quarter education revenues are typically higher than first and fourth quarter revenues. Results for the 1997 and 1996 first quarters reflect these seasonal patterns.

      This Management's Discussion and Analysis of Results of Operations and Financial Condition contains certain forward-looking statements that are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and uncertainties are changes in advertising demand, newsprint prices, interest rates and other economic conditions and the effect of acquisitions and dispositions on the Company's results of operations and financial condition.


CONSOLIDATED

      The Company's consolidated operating results for the first quarter of 1997 and 1996 and the percentage changes from 1996 were as follows:

(Dollars in millions,                                       First Quarter
except per share amounts)                            ---------------------------
                                                     1997       1996      Change
                                                     ----       ----      ------
Operating revenues                                   $594       $537      + 11%
Operating profit                                      116         87      + 34%
Income from continuing operations                      65         50      + 28%
Discontinued operations of QUNO, net of tax             -         89        *
Net income                                             65        140      - 54%
Primary net income per share
    Continuing operations                             .49        .37      + 32%
    Discontinued operations                             -        .72        *
    Total                                             .49       1.09      - 55%
*Not meaningful


Net Income Per Share -- Primary net income per share from continuing operations for the 1997 first quarter was $.49, up 32% from $.37 last year. The increase was mainly due to a 51% gain in publishing profits.

Operating Profit and Revenues -- The Company's consolidated operating revenues, EBITDA (operating profit before depreciation and amortization) and operating profit by business segment for the first quarter were as follows:

                                                           First Quarter
                                                    ---------------------------
(Dollars in millions)                               1997       1996      Change
                                                    ----       ----      ------
Operating revenues
     Publishing                                     $355       $327      +   8%
     Broadcasting & Entertainment                    201        187      +   8%
     Education                                        38         23      +  66%
                                                    ----       ----
Total operating revenues                            $594       $537      +  11%

EBITDA*
     Publishing                                     $115       $ 81      +  42%
     Broadcasting & Entertainment                     42         40      +   6%
     Education                                         4          4      -   7%
     Corporate expenses                               (7)        (7)     -  10%
                                                    ----       ----
Total EBITDA                                        $154       $118      +  30%

Operating profit
     Publishing                                     $ 95       $ 63      +  51%
     Broadcasting & Entertainment                     29         29      +   2%
     Education                                         -          2      - 109%
     Corporate expenses                               (8)        (7)     -  13%
                                                    ----       ----
Total operating profit                              $116       $ 87      +  34%

* EBITDA is defined as earnings before interest, taxes, depreciation and amortization. The Company has presented EBITDA because it is comparable to the data provided by other companies in the industry and is a common alternative measure of performance. EBITDA does not represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.


      Consolidated operating revenues increased 11% in the 1997 first quarter to $594 million from $537 million in 1996. This resulted from higher advertising revenues and the recent acquisitions. Excluding recently acquired businesses, revenues were up 7% for the first quarter.

      Consolidated operating profit grew 34% and EBITDA increased 30% in the first quarter of 1997 due primarily to gains in the publishing group. Publishing operating profit increased 51% in the first quarter due to higher advertising revenues and lower newsprint prices. Broadcasting and entertainment operating profit improved 2% in the first quarter due mainly to significant growth in television, partially offset by higher equity losses from the Company's increased investment in The WB Network. Education reported a 1997 first quarter operating loss of $.2 million, compared with a profit of $2.2 million in 1996, due primarily to companies acquired in March 1996. First quarter results for these companies reflect the seasonality of their businesses.

Operating Expenses -- Consolidated operating expenses increased 6% in the quarter as follows:

                                                    First Quarter
                                              --------------------------
(Dollars in millions)                         1997      1996      Change
                                              ----      ----      ------

Cost of sales                                 $279      $283       -  1%
Selling, general & administrative              161       136       + 19%
Depreciation & amortization
  of intangible assets                          38        31       + 20%
                                              ----      ----
Total operating expenses                      $478      $450       +  6%

      Cost of sales decreased 1%, or $4 million, in the 1997 first quarter due to lower newsprint and ink expense, partially offset by the effect of the acquisitions and higher compensation expense. Excluding the acquisitions, cost of sales decreased 4%, or $12 million in the quarter. Newsprint and ink expense decreased $19 million, or 28%, in the 1997 first quarter, while compensation expense increased $3 million, or 4%. Selling, general and administrative expenses were up $25 million, or 19%, in the 1997 first quarter. Excluding the acquisitions, SG&A expense increased $16 million, or 12%, primarily due to increased losses from equity investments and expenses for development activities of $6 million and increased compensation expense of $9 million. The increase in depreciation and amortization of intangible assets reflects the acquisitions and capital expenditures made in 1996 and 1997.


PUBLISHING

Operating Profit and Revenues -- The following table presents publishing operating revenues, EBITDA and operating profit for daily newspapers and other publications/services/development. The latter category includes syndication of editorial products, advertising placement services, niche publications, delivery of other publications, direct mail operations, online/electronic products and, for EBITDA and operating profit, equity losses from investments.

                                                         First Quarter
                                                 --------------------------
(Dollars in millions)                            1997      1996      Change
                                                 ----      ----      ------
Operating revenues
     Daily newspapers                            $336      $310       +  8%
     Other publications/
       services/development                        19        17       +  9%
                                                 ----      ----
Total operating revenues                         $355      $327       +  8%

EBITDA
     Daily newspapers                            $116      $ 85       + 36%
     Other publications/
       services/development                        (1)       (4)      + 80%
                                                 ----      -----
Total EBITDA                                     $115      $ 81       + 42%

Operating profit
     Daily newspapers                            $ 98      $ 68       + 45%
     Other publications/
       services/development                        (3)       (5)      + 34%
                                                 ----      ----
Total operating profit                           $ 95      $ 63       + 51%

      Publishing operating revenues for the 1997 first quarter were up 8% to $355 million from $327 million in 1996 due to higher advertising revenues at all of the newspapers. Advertising revenues increased 10% due to higher rates and linage. Operating profit for the 1997 first quarter was $95 million, up 51% from $63 million, primarily due to higher advertising revenues and lower newsprint expense. Daily newspaper operating margins increased to 29.3% from 22.0% in 1996.

      Publishing group revenues by classification were as follows:

                                                 First Quarter
                                           --------------------------
(Dollars in millions)                      1997      1996      Change
                                           ----      ----      ------
Advertising
Retail                                     $106      $100       +  6%
General                                      37        34       +  8%
Classified                                  130       115       + 13%
                                           ----      ----
   Total advertising                        273       249       + 10%
Circulation                                  65        65       +  1%
Other                                        17        13       + 24%
                                           ----      ----
Total revenues                             $355      $327       +  8%


      Retail advertising revenues for the 1997 first quarter rose mainly due to improvements in the department store, health care and furniture store categories in Orlando, the movie, electronics and general merchandise categories in Chicago and the health care and furniture store categories in Fort Lauderdale. Classified advertising increased in the quarter due to increased help wanted advertising at all of the newspapers and advertising from Internet and other electronic products.

      Total advertising linage increased 5% in the 1997 first quarter. Full run retail advertising linage increased 4% due to increases at Orlando, Newport News and Fort Lauderdale. Full run general advertising linage increased 10% due to increases at Chicago, Orlando and Newport News. Part run advertising linage was up 2% due primarily to increases in Chicago in classified and in Fort Lauderdale and Orlando in retail. Preprint advertising linage was up 13% due to increases at all of the daily newspapers. The following summary presents advertising linage for the first quarter:

                                                  First Quarter
                                           ---------------------------
(Inches in thousands)                       1997      1996      Change
                                           -----     -----      ------
Full run
Retail                                       886       853      +  4%
General                                      196       178      + 10%
Classified                                 1,610     1,594      +  1%
                                           -----     -----
   Total full run                          2,692     2,625      +  3%
Part run                                   2,376     2,322      +  2%
Preprint                                   2,041     1,802      + 13%
                                           -----     -----
Total inches                               7,109     6,749      +  5%


      Circulation revenues increased 1% in the 1997 first quarter due to selected price increases at certain Company newspapers and increased circulation at Fort Lauderdale. Total average daily circulation was down 2% to 1,314,000 copies in the 1997 first quarter, and total average Sunday circulation was down 2% to 1,962,000 copies.

      Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; and other publishing-related activities. The increase in other revenues in the 1997 first quarter resulted primarily from higher revenues from direct mail operations and usage revenues from Internet/electronic projects.

Operating Expenses -- Publishing operating expenses decreased 2%, or $4 million, in the first quarter of 1997. Newsprint and ink expense decreased $19 million, or 28%, as average newsprint prices were down 30%, while newsprint consumption increased 5%. Other expenses were up 7%, or $15 million, mainly due to higher compensation costs and increased development of Internet businesses, including Digital City.


BROADCASTING AND ENTERTAINMENT

Operating Profit and Revenues -- The following table presents operating revenues, EBITDA and operating profit for television, radio, entertainment/Chicago Cubs and cable programming/development. Cable programming/development includes CLTV News and, for EBITDA and operating profit, the Company's equity income or loss from its investments in The WB Network, TV Food Network and Qwest Broadcasting.

                                                           First Quarter
                                                   ----------------------------
(Dollars in millions)                              1997        1996      Change
                                                   ----        ----      ------
Operating revenues
     Television                                    $162        $148      +  9%
     Radio                                           25          25      +  1%
     Entertainment/Chicago Cubs                      12          12      -  2%
     Cable Programming/Development                    2           2      + 33%
                                                   ----        ----
Total operating revenues                           $201        $187      +  8%

EBITDA
     Television                                    $ 51        $ 42      + 23%
     Radio                                            5           5      + 10%
     Entertainment/Chicago Cubs                      (4)         (3)     - 51%
     Cable Programming/Development                  (10)         (4)     -152%
                                                   ----        ----
Total EBITDA                                       $ 42        $ 40      +  6%

Operating profit
     Television                                    $ 41        $ 33      + 23%
     Radio                                            4           4      + 12%
     Entertainment/Chicago Cubs                      (5)         (4)     - 35%
     Cable Programming/Development                  (11)         (4)     -142%
                                                   ----        ----
Total operating profit                             $ 29        $ 29      +  2%

      Broadcasting and entertainment first quarter 1997 operating revenues increased 8% to $201 million from $187 million in 1996 due mainly to a 9%, or $14 million, increase in television revenues. Television gains were primarily attributed to improvement at WGN-Chicago and the acquisition of the six television stations from Renaissance Communications in late March 1997 and of KSWB-San Diego in April 1996. Excluding the acquisitions, television revenues increased 5%.

      First quarter 1997 operating profit for broadcasting and entertainment was up 2% to $29 million in 1997 and EBITDA was up 6% to $42 million. A television operating profit increase of 23% (21% without acquisitions) to $41 million was partially offset by higher equity losses in The WB Network. In the first quarter of 1997, Tribune increased its equity position in The WB Network to 21.9% from 12.5%. First quarter 1997 operating profit includes an $11 million loss from The WB Network compared to $3 million in 1996.

Operating Expenses -- Broadcasting and entertainment operating expenses increased 9%, or $14 million, in the 1997 first quarter primarily due to the acquisitions and the $8 million increase in equity losses from The WB. Excluding the acquisitions and the equity losses from The WB Network, broadcasting and entertainment operating expenses increased 1%, or $1 million, for the first quarter.


EDUCATION

Operating Profit and Revenues -- The following table presents operating revenues, EBITDA and operating profit for the education segment:

                                               First Quarter
                                        --------------------------
(Dollars in millions)                   1997      1996      Change
                                        ----      ----      ------

Operating revenues                      $ 38     $ 23        + 66%
EBITDA                                     4        4        -  7%
Operating profit                           -        2        -109%


      Education first quarter 1997 operating revenues were up 66% to $38 million from $23 million in 1996 due to the March 1996 acquisitions and improvements at existing business units. Excluding the acquisitions, education operating revenues were up 12%.

      Education first quarter operating loss was $.2 million in 1997 versus an operating profit of $2.2 million in 1996. The decline was due primarily to the acquisition of Educational Publishing Corporation and NTC Publishing Group in March 1996. First quarter results for these companies reflect the seasonality of their businesses.

Operating Expenses -- Education operating expenses were up 85%, or $17 million, primarily due to the recent acquisitions. Excluding the acquisitions, first quarter operating expenses were up 14%, or $2 million, mainly due to increased compensation and cost of goods sold as a result of higher sales.


OTHER

      Interest expense for the 1997 first quarter increased 42% to $16 million from $11 million last year due to higher debt levels related to acquisitions and stock repurchases. Interest income for the 1997 first quarter grew 10% to $9 million. The effective tax rate was 41.5% and 40.5% for the 1997 and 1996 first quarters, respectively.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by operations in the first quarter increased to $158 million in 1997 from $128 million in 1996 mainly due to higher income from continuing operations. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt or stock.

      Net cash used for investments totaled $1.1 billion in the first quarter of 1997 and related mainly to the acquisition of Renaissance Communications Corp.

      Net cash provided by financing activities in the 1997 first quarter was $739 million as proceeds from the issuance of debt and the sale of stock to employees were partially offset by purchases of treasury stock, dividends and repayments of debt. In the first quarter of 1997, the Company issued $794 million of commercial paper and repurchased .9 million shares of its common stock for $34 million. At March 30, 1997, the Company had authorization to repurchase an additional 4.1 million shares and expects to continue to repurchase shares in 1997. The first quarter 1997 dividend increased 7% to $.16 per share from $.15 per share in 1996.

                          PART II. OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.
            ----------------------------------------------------

   (a)  The Company held its annual meeting of stockholders on May 6, 1997.

   (b)  No answer required.

   (c) Proposal 1 involved the election of four directors to serve until the 2000 Annual Meeting and one director to serve until the 1999 Annual Meeting. Those directors and the voting results are as follows:

                                       Votes           Votes
                                       "For"         "Not For"
                                    -----------      ---------
        2000 Annual Meeting:
        James C. Dowdle             119,458,756      1,081,383
        Diego E. Hernandez          119,429,357      1,110,782
        Robert E. La Blanc          119,528,471      1,011,668
        Andrew J. McKenna           119,471,551      1,068,588

        1999 Annual Meeting:
        Patrick G. Ryan             119,199,535      1,340,604


        Proposal 2 involved the adoption of the Tribune Company 1997 Incentive Compensation Plan.

                                       Votes           Votes          Votes
                                       "For"         "Not For"     "Abstained"
                                    -----------      ---------     -----------
                                    103,106,822      8,770,742      1,585,591

        Proposal 3 involved the ratification of the selection of Price Waterhouse LLP to serve as the Company's independent accountants for 1997.

                                       Votes           Votes          Votes
                                       "For"         "Not For"     "Abstained"
                                    -----------      ---------     -----------
                                    118,485,813      1,615,531       438,795

   (d)  Not applicable.

Item 5.     Other Information.
            ------------------

        The computation of the ratios of earnings to fixed charges, filed herewith as Exhibit 12, is incorporated herein by reference.


Item 6.     Exhibits and Reports on Form 8-K.
            ---------------------------------

   (a)  Exhibits.

      10.15  - 1997 Incentive Compensation Plan.

      11     - Statements of computation of primary and fully diluted net income per share.

      12     - Computation of ratios of earnings to fixed charges.

   (b)  Reports on Form 8-K.

   The Company has filed two reports on Form 8-K during the quarter for which this report is filed.

   o The Company filed a Form 8-K Current Report dated January 14, 1997, which reported 2 events under Item 5. The first event was the Registration on Form S-3 of $500 million of Series E medium-term notes on December 27, 1996. The registration statement was declared effective by the Securities and Exchange Commission on January 9, 1997. The second event was a two-for-one common stock split effected by a 100% stock dividend distributed on January 15, 1997, to holders of record on December 27, 1996. No financial statements were filed as part of the report.

   o The Company filed a Form 8-K dated March 26, 1997, which included Items 2 and 7. Item 2 reported the acquisition of Renaissance Communications Corp. Item 7 incorporated by reference the financial statements of Renaissance and the pro forma financial information of the Company previously filed as a Form 8-K Current Report dated July 26, 1996
        (as subsequently amended).

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRIBUNE COMPANY
                                    (Registrant)



Date:  May 13, 1997                 /s/   R. Mark Mallory
                                    ---------------------
                                    R. Mark Mallory
                                    Vice President and Controller
                                    (on behalf of the Registrant
                                    and as Chief Accounting Officer)