Form 10-K405/A
period 1996-12-29
TRIBUNE CO
filed 1997-06-26
CIK 726513

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                  FORM 10-K/A
               |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Aggregate market value of the Company's voting stock held by non-affiliates on June 16, 1997, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $5,077,000,000.

        At June 16, 1997 there were 123,064,643 shares of the Company's Common Stock outstanding.

        The following documents are incorporated by reference, in part:

             1996 Annual Report to Stockholders (Parts I and II, to the extent described therein).

             Definitive Proxy Statement for the May 6, 1997 Annual Meeting of Stockholders (Part III, to the extent described therein).


--------------------------------------------------------------------------------

                                    SIGNATURE



         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for 1996 as set forth in the pages attached hereto:

         (a) Exhibit 23.1, Consent of Independent Accountants, is filed herewith.
         (b) Exhibit 99, Form 11-K financial statements relating to the Tribune Company Savings Incentive Plan, is filed herewith.

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.




                                    TRIBUNE COMPANY
                                    (Registrant)




Date:  June 26, 1997                /s/ R. Mark Mallory
                                    -------------------
                                    R. Mark Mallory
                                    Vice President and Controller
                                    (on behalf of the Registrant and as
                                    chief accounting officer)