Form 10-Q
period 1997-06-29
TRIBUNE CO
filed 1997-08-12
CIK 726513

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 29, 1997

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

       At August 6, 1997 there were 123,454,615 shares outstanding of the Company's Common Stock (without par value).






--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                        TRIBUNE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                   (Unaudited)

                                                                Second Quarter Ended                  First Half Ended
                                                           -------------------------------      ------------------------------
                                                           June 29, 1997      June 30,1996      June 29, 1997    June 30, 1996
                                                           -------------      ------------      -------------    -------------

Operating Revenues........................................   $ 719,742         $ 641,927         $1,313,661       $1,179,049

Operating Expenses
Cost of sales (exclusive of items shown below)............     326,347           319,969            605,071          606,849
Selling, general and administrative.......................     170,372           142,492            331,741          274,517
Depreciation and amortization
   of intangible assets...................................      45,991            34,593             83,408           65,735
                                                             ---------         ---------         ----------       ----------
Total operating expenses..................................     542,710           497,054          1,020,220          947,101
                                                             ---------         ---------         ----------       ----------

Operating Profit..........................................     177,032           144,873            293,441          231,948

Other.....................................................      28,529                 -             28,529                -
Interest income...........................................       5,757             7,825             15,187           16,375
Interest expense..........................................     (25,060)          (11,033)           (40,634)         (21,988)
                                                             ---------         ---------         ----------       ----------
Income from Continuing Operations
  Before Income Taxes.....................................     186,258           141,665            296,523          226,335
Income taxes..............................................     (75,326)          (57,375)          (121,086)         (91,666)
                                                             ---------         ---------         ----------       ----------

Income from Continuing Operations.........................     110,932            84,290            175,437          134,669
Discontinued Operations of QUNO, net of tax...............           -                 -                  -           89,317
                                                             ---------         ---------         ----------       ----------

Net Income................................................     110,932            84,290            175,437          223,986
Preferred dividends, net of tax...........................      (4,700)           (4,697)            (9,399)          (9,393)
                                                             ---------         ---------         ----------       ----------

Net Income Attributable to Common Shares..................   $ 106,232         $  79,593         $  166,038       $  214,593
                                                             =========         =========         ==========       ==========

Net Income Per Share:
Primary:           Continuing operations..................      $  .86            $  .65             $ 1.35           $ 1.02
                   Discontinued operations................           -                 -                  -              .73
                                                                ------            ------             ------           ------
                   Net income.............................      $  .86            $  .65             $ 1.35           $ 1.75
                                                                ======            ======             ======           ======

Fully diluted:     Continuing operations..................      $  .79            $  .60             $ 1.24           $  .94
                   Discontinued operations................           -                 -                  -              .65
                                                                ------            ------             ------           ------
                   Net income.............................      $  .79            $  .60             $ 1.24           $ 1.59
                                                                ======            ======             ======           ======

Dividends per common share................................      $  .16            $  .15             $  .32           $  .30
                                                                ======            ======             ======           ======

See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                            June 29, 1997            December 29, 1996
                                                                            -------------            -----------------
                                                                             (Unaudited)
ASSETS
Current assets
Cash and short-term investments...........................................   $       816                $   274,170
Accounts receivable, net..................................................       419,858                    350,773
Inventories...............................................................        80,967                     80,525
Broadcast rights..........................................................       164,265                    154,904
Prepaid expenses and other................................................        26,478                     26,349
                                                                             -----------                -----------
Total current assets......................................................       692,384                    886,721

Property, plant and equipment.............................................     1,488,522                  1,456,209
Accumulated depreciation..................................................      (855,842)                  (813,501)
                                                                             -----------                -----------
Net properties............................................................       632,680                    642,708

Broadcast rights..........................................................       151,171                    173,552
Intangible assets, net....................................................     2,468,293                  1,251,470
Investments...............................................................       570,564                    629,129
Other.....................................................................       126,951                    117,320
                                                                             -----------                -----------
Total assets..............................................................   $ 4,642,043                $ 3,700,900
                                                                             ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year........................................   $    29,656                $    31,073
Contracts payable for broadcast rights....................................       200,776                    178,589
Deferred income...........................................................        70,991                     51,591
Accounts payable, income taxes and other current liabilities..............       416,266                    411,848
                                                                             -----------                -----------
Total current liabilities.................................................       717,689                    673,101

Long-term debt............................................................     1,615,316                    979,754
Deferred income taxes.....................................................       334,818                    189,673
Contracts payable for broadcast rights....................................       188,427                    209,754
Compensation and other obligations........................................       123,331                    109,112
                                                                             -----------                -----------
Total liabilities.........................................................     2,979,581                  2,161,394

Shareholders' equity
Series B convertible preferred stock......................................       303,864                    312,470
Common stock and additional paid-in capital...............................       167,056                    150,879
Retained earnings.........................................................     2,336,829                  2,210,024
Treasury stock (at cost)..................................................    (1,052,143)                (1,034,012)
Unearned compensation related to ESOP.....................................      (216,772)                  (218,668)
Unrealized gain on investments............................................       123,628                    118,813
                                                                             -----------                -----------
Total shareholders' equity................................................     1,662,462                  1,539,506
                                                                             -----------                -----------
Total liabilities and shareholders' equity................................   $ 4,642,043                $ 3,700,900
                                                                             ===========                ===========

See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                                First Half Ended
                                                                                      -------------------------------------
                                                                                      June 29, 1997           June 30, 1996
                                                                                      -------------           -------------
Operations
Net income.....................................................................        $   175,437             $   223,986
Adjustments to reconcile net income to net cash
    provided by operations:
        Discontinued operations of QUNO, net of tax............................                  -                 (89,317)
        Gain on sales of investments...........................................           (109,395)                      -
        Loss on writedown of investment........................................             77,266                       -
        Depreciation and amortization of intangible assets.....................             83,408                  65,735
        Other, net.............................................................            (40,178)                (97,336)
                                                                                       -----------             -----------
Net cash provided by operations................................................            186,538                 103,068
                                                                                       -----------             -----------

Investments
Capital expenditures...........................................................            (40,264)                (42,977)
Acquisitions and investments...................................................         (1,170,486)               (522,256)
Proceeds from sales of investments, subsidiary and other assets................            178,213                       -
Proceeds from sale of QUNO.....................................................                  -                 426,828
Other, net.....................................................................             (3,570)                 (4,942)
                                                                                       -----------             -----------
Net cash used for investments..................................................         (1,036,107)               (143,347)
                                                                                       -----------             -----------

Financing
Proceeds from issuance of long-term debt.......................................            641,897                 236,296
Repayments of long-term debt...................................................             (6,668)                (11,033)
Sale of common stock to employees, net.........................................             23,972                  17,993
Purchase of treasury stock.....................................................            (34,354)               (123,353)
Dividends......................................................................            (48,632)                (46,184)
                                                                                       -----------             -----------
Net cash provided by financing.................................................            576,215                  73,719
                                                                                       -----------             -----------

Net increase (decrease) in cash and short-term investments.....................           (273,354)                 33,440

Cash and short-term investments at the beginning of year.......................            274,170                  22,899
                                                                                       -----------             -----------

Cash and short-term investments at the end of quarter..........................        $       816             $    56,339
                                                                                       ===========             ===========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:
-------

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the "Company" or "Tribune") as of June 29, 1997 and the results of their operations for the quarters and first halves ended June 29, 1997 and June 30, 1996 and cash flows for the first halves ended June 29, 1997 and June 30, 1996. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 1997 presentation. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included by reference in the Company's Annual Report on Form 10-K. All share and per share data has been restated to reflect a two-for-one common stock split effective January 15, 1997.

Note 2:
-------

      Inventories consist of (in thousands):

                                       June 29, 1997      Dec. 29, 1996
                                       -------------      -------------

Finished goods....................        $62,236            $60,341
Newsprint (at LIFO)...............         10,719             10,186
Supplies and other................          8,012              9,998
                                          -------            -------

Total inventories.................        $80,967            $80,525
                                          =======            =======

      Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $8.4 million at June 29, 1997 and $11.4 million at December 29, 1996. Finished goods primarily include books and supplementary educational materials.

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

                                  Second Quarter                First Half
                               ---------------------       ---------------------
                                 1997          1996          1997          1996
                               -------       -------       -------       -------
Primary................        122,822       122,258       122,684       122,844
Fully diluted..........        135,718       135,660       135,643       136,322

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

Note 4:
-------

      The second quarter of 1997 included several non-recurring items. In May, the Company sold approximately 2 million shares of America Online, Inc. common stock for $96 million in cash and recorded a pretax gain of $94 million, or $.47 per share on a primary basis. In June, the Company sold 1.3 million shares of CheckFree Corporation common stock for $22 million in cash and recorded a pretax gain of $16 million, or $.08 per share on a primary basis. Also in June, the Company concluded that the decline in the value of its investment in The Learning Company common stock was other than temporary and wrote down the investment to fair market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The write-down resulted in a non-cash, pretax loss of $77 million, or $.39 per share on a primary basis. In the aggregate, non-recurring items increased second quarter 1997 primary net income per share by $.14.

      At the beginning of the 1997 second quarter, the Company sold its Farm Journal subsidiary for approximately $17 million in cash. The Company had acquired Farm Journal in 1994 for approximately $17 million. In June 1997, the Company completed the sale of a building in Fort Lauderdale, which is approximately 35% occupied by the Company's Sun-Sentinel newspaper subsidiary. The Company received proceeds of approximately $43 million and deferred, under sale-leaseback accounting, the gain of approximately $11 million which will be amortized over the Sun-Sentinel's remaining 14.5 year lease term.

      In May 1997, the Company reached an agreement with Emmis Broadcasting Corporation regarding the sale of the Company's WQCD radio station in New York. Under the agreement, the Company has the option through May 2000 to require Emmis to purchase substantially all of the assets of WQCD for approximately $160 million or to require Emmis to acquire another suitable media property to be exchanged for WQCD. Effective July 1, 1997 and in connection with the agreement, Emmis began operating the station for up to three years for an annual fee of approximately $8 million, after which Emmis has the right to purchase the station.

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

      The following table presents the unaudited pro forma results of operations of the Company for the second quarter of 1996 and the first half of 1997 and 1996 as if the acquisitions and dispositions discussed in Notes 4 and 5 had occurred at the beginning of each year presented. The table also presents the unaudited results of operations for the second quarter of 1997 as reported for comparison purposes. The pro forma results may not be indicative of the results that would have been reported if the transactions had actually occurred at the beginning of each year presented, or of results that may be attained in the future. The unaudited pro forma results do not reflect any synergies anticipated by the Company as a result of the acquisitions.


                                                             Second Quarter Ended                    First Half Ended
                                                       --------------------------------      --------------------------------
(In thousands, except per share data)                  June 29, 1997      June 30, 1996      June 29, 1997      June 30, 1996
                                                       -------------      -------------      -------------      -------------
Operating Revenues..................................      $719,742           $687,929          $1,342,622         $1,272,467
Income from Continuing Operations...................      $110,932           $ 81,125          $  166,495         $  116,891
Primary Net Income Per Share
    from Continuing Operations......................          $.86               $.63               $1.28               $.88


Note 6:
-------

      Financial data for each of the Company's business segments is as follows (in thousands):

                                                           Second Quarter Ended                First Half Ended
                                                      -----------------------------      -----------------------------
                                                      June 29, 1997   June 30, 1996      June 29, 1997   June 30, 1996
                                                      -------------   -------------      -------------   -------------
Operating revenues:
      Publishing....................................     $360,131        $330,495          $  715,257      $  657,828
      Broadcasting and Entertainment................      300,267         253,280             501,657         440,475
      Education.....................................       59,344          58,152              96,747          80,746
                                                         --------        --------          ----------      ----------

Total operating revenues............................     $719,742        $641,927          $1,313,661      $1,179,049
                                                         ========        ========          ==========      ==========

Operating profit:
      Publishing....................................     $ 92,296        $ 72,861          $  187,601      $  136,104
      Broadcasting and Entertainment................       81,312          65,904             110,996          94,928
      Education.....................................       11,435          13,749              11,228          15,971
      Corporate expenses............................       (8,011)         (7,641)            (16,384)        (15,055)
                                                         --------        --------          ----------      ----------

Total operating profit..............................     $177,032        $144,873          $  293,441      $  231,948
                                                         ========        ========          ==========      ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

      The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the second quarter and first half of 1997 to the second quarter and first half of 1996. All share and per share data has been restated to reflect a two-for-one common stock split effective January 15, 1997.

      This discussion contains certain forward-looking statements that are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and uncertainties are changes in advertising demand, newsprint prices, circulation, interest rates and other economic conditions and the effect of acquisitions, dispositions and investments on the Company's results of operations and financial condition.


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

      The second quarter of 1997 included several non-recurring items. In May, the Company sold approximately 2 million shares of America Online, Inc. common stock for $96 million in cash and recorded a pretax gain of $94 million, or $.47 per share on a primary basis. In June, the Company sold 1.3 million shares of CheckFree Corporation common stock for $22 million in cash and recorded a pretax gain of $16 million, or $.08 per share on a primary basis. Also in June, the Company concluded that the decline in the value of its investment in The Learning Company common stock was other than temporary and wrote down the investment to fair market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The write-down resulted in a non-cash, pretax loss of $77 million, or $.39 per share on a primary basis. In the aggregate, non-recurring items increased second quarter 1997 primary net income per share by $.14.

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


RESULTS OF OPERATIONS
---------------------

      The results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. In both publishing and broadcasting and entertainment, second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. In education, second and third quarter revenues are typically higher than first and fourth quarter revenues. Results for the 1997 and 1996 second quarters reflect these seasonal patterns.


CONSOLIDATED

      The Company's consolidated operating results for the second quarter and first half of 1997 and 1996 and the percentage changes from 1996 were as follows:


(Dollars in millions,                                   Second Quarter                     First Half
 except per share amounts)                          ----------------------         --------------------------
                                                    1997    1996    Change           1997      1996    Change
                                                    ----    ----    ------         ------    ------    ------
Operating revenues                                  $720    $642     + 12%         $1,314    $1,179     + 11%
Operating profit                                     177     145     + 22%            293       232     + 27%
Non-recurring items                                   29       -        *              29         -        *
Income from continuing operations                    111      84     + 32%            175       135     + 30%
Discontinued operations of QUNO, net of tax            -       -        -               -        89        *
Net income                                           111      84     + 32%            175       224     - 22%
    Continuing operations excluding
      non-recurring items                             93      84     + 11%            158       135     + 17%
Primary net income per share
    Continuing operations                            .86     .65     + 32%           1.35      1.02     + 32%
    Discontinued operations                            -       -        -               -       .73        *
    Total                                            .86     .65     + 32%           1.35      1.75     - 23%
    Continuing operations excluding
      non-recurring items                            .72     .65     + 11%           1.21      1.02     + 19%
*Not meaningful



Net Income Per Share -- Primary net income per share for the 1997 second quarter rose to $.72, up 11% from $.65 last year, excluding non-recurring items. For the first half of 1997, primary net income per share from continuing operations rose 19% to $1.21 from $1.02 in 1996, excluding non-recurring items. The improvements were due primarily to higher operating profit from publishing as well as broadcasting and entertainment, partially offset by higher net interest expense. Including non-recurring items, primary net income per share from continuing operations increased 32% to $.86 in the second quarter of 1997 and increased 32% to $1.35 in the first half.

Operating Profit and Revenues -- The Company's consolidated operating revenues, EBITDA (operating profit before depreciation, amortization and non-recurring items) and operating profit by business segment for the second quarter and first half were as follows:


                                                     Second Quarter                    First Half
                                                ------------------------       ---------------------------
(Dollars in millions)                           1997     1996     Change         1997      1996     Change
                                                ----     ----     ------       ------    ------    -------
Operating revenues
     Publishing                                 $360     $331     +  9%        $  715    $  658     +  9%
     Broadcasting and Entertainment              300      253     + 19%           502       440     + 14%
     Education                                    60       58     +  2%            97        81     + 20%
                                                ----     ----                  ------    ------
Total operating revenues                        $720     $642     + 12%        $1,314    $1,179     + 11%

EBITDA*
     Publishing                                 $112     $ 92     + 23%        $  228    $  173     + 32%
     Broadcasting and Entertainment              102       77     + 32%           145       117     + 23%
     Education                                    16       17     - 10%            19        22     -  9%
     Corporate expenses                           (7)      (7)    -  8%           (15)      (14)    -  9%
                                                ----     ----                  ------    ------
Total EBITDA                                    $223     $179     + 24%        $  377    $  298     + 27%

Operating profit
     Publishing                                 $ 92     $ 73     + 27%        $  187    $  136     + 38%
     Broadcasting and Entertainment               81       66     + 23%           111        95     + 17%
     Education                                    12       14     - 17%            11        16     - 30%
     Corporate expenses                           (8)      (8)    -  5%           (16)      (15)    -  9%
                                                ----     ----                  ------    ------
Total operating profit                          $177     $145     + 22%        $  293    $  232     + 27%


* EBITDA is defined as earnings before interest, taxes, depreciation, amortization and non-recurring items. The Company has presented EBITDA because it is comparable to the data provided by other companies in the industry and is a common alternative measure of performance. EBITDA does not represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

      Consolidated operating revenues for the 1997 second quarter rose 12% to $720 million from $642 million in 1996 and for the first half increased 11% to $1,314 million from $1,179 million in 1996. This was due to recent acquisitions and higher newspaper advertising revenues. Excluding businesses recently acquired or sold, operating revenues were up 5% for the second quarter and up 7% for the first half.

      Consolidated operating profit increased 22% in the 1997 second quarter and 27% in the first half, while EBITDA increased 24% in the second quarter and 27% in the first half. Publishing operating profit increased 27% in the 1997 second quarter and 38% in the first half primarily due to higher advertising revenues and lower newsprint expense. Broadcasting and entertainment operating profit increased in both periods of 1997 due to significant growth in television with the March acquisition of Renaissance Communications and improved radio results, partially offset by higher equity losses in The WB Television Network. Education reported a decline in operating profit of 17% in the second quarter and 30% in the first half, due mainly to slower sales at Educational Publishing Corporation. Excluding businesses recently acquired or sold, consolidated operating profit was up 9% in the second quarter and 22% in the first half, while EBITDA was up 8% in the second quarter and 19% in the first half.

Operating Expenses -- Consolidated operating expenses increased 9% in the second quarter and 8% in the first half as follows:

                                            Second Quarter                   First Half
                                       ------------------------      --------------------------
(Dollars in millions)                  1997     1996     Change        1997     1996     Change
                                       ----     ----     ------      ------     ----     ------
Cost of sales                          $326     $320     +  2%       $  605     $607        -
Selling, general & administrative       171      142     + 20%          332      274     + 21%
Depreciation & amortization
  of intangible assets                   46       35     + 33%           83       66     + 27%
                                       ----     ----                 ------     ----
Total operating expenses               $543     $497     +  9%       $1,020     $947     +  8%


      Cost of sales increased 2%, or $6 million, in the 1997 second quarter and decreased less than 1%, or $2 million, in the first half. Excluding businesses recently acquired or sold, cost of sales decreased 2%, or $6 million, in the second quarter and was down 3%, or $19 million in the first half. The decrease in both periods was due to lower newsprint and ink expense and reduced broadcast rights amortization expense, partially offset by increased compensation costs. Newsprint and ink expense decreased 15%, or $10 million, in the second quarter of 1997 and was down 22%, or $28 million, in the first half. Broadcast rights amortization decreased 11%, or $7 million, in the second quarter and was down 9%, or $11 million, in the first half. Compensation expense was up 8%, or $8 million, in the second quarter and 6%, or $12 million, in the first half. Selling, general and administrative expenses (SG&A) were up 20%, or $29 million, in the 1997 second quarter and increased 21%, or $58 million, in the first half. Excluding businesses recently acquired or sold, SG&A expenses increased 15%, or $21 million, in the second quarter and increased 15%, or $38 million, in the first half primarily due to increased losses from equity investments, expenses for development activities, higher compensation expense and increased marketing, promotion and general expenses at the Company's newspapers. Expenses for development activities and losses from equity investments increased $5 million in the 1997 second quarter and rose $13 million in the first half. Compensation expense was up 10%, or $6 million, in the second quarter and 12%, or $14 million, in the first half. The increase in depreciation and amortization of intangible assets reflects the acquisitions and capital expenditures made in 1997 and 1996.


PUBLISHING

Operating Profit and Revenues -- The following table presents publishing operating revenues, EBITDA and operating profit for daily newspapers and other publications/services/development for the second quarter and first half. The latter category includes syndication of editorial products, advertising placement services, niche publications, delivery of other publications, direct mail operations, online/electronic products and, for EBITDA and operating profit, equity losses from investments.

                                               Second Quarter                   First Half
                                          ------------------------       ------------------------
(Dollars in millions)                     1997     1996     Change       1997     1996     Change
                                          ----     ----     ------       ----     ----     ------
Operating revenues
     Daily newspapers                     $342     $314     +  9%        $678     $623     +  9%
     Other publications/
       services/development                 18       17     +  8%          37       35     +  9%
                                          ----     ----                  ----     ----
Total operating revenues                  $360     $331     +  9%        $715     $658     +  9%

EBITDA
     Daily newspapers                     $113     $ 97     + 18%        $230     $182     + 26%
     Other publications/
       services/development                 (1)      (5)    + 75%          (2)      (9)    + 77%
                                          ----     ----                  ----     ----
Total EBITDA                              $112     $ 92     + 23%        $228     $173     + 32%

Operating profit
     Daily newspapers                     $ 96     $ 79     + 22%        $195     $147     + 32%
     Other publications/
       services/development                 (4)      (6)    + 33%          (8)     (11)    + 33%
                                          ----     ----                  ----     ----
Total operating profit                    $ 92     $ 73     + 27%        $187     $136     + 38%


      Publishing operating revenues for the 1997 second quarter increased 9% to $360 million, and for the first half were up 9% to $715 million, due principally to higher advertising revenues at all of the newspapers. Advertising revenues increased 10% in both the second quarter and first half due to higher linage and rates. Operating profit for the 1997 second quarter was up 27% to $92 million, and for the first half was up 38% to $187 million, due primarily to higher advertising revenues and lower newsprint expenses. In the second quarter of 1997, daily newspaper operating profit margins increased to 28.2% from 25.2% in 1996 and in the first half increased to 28.8% from 23.6% in 1996.

      Publishing group revenues, by classification, for the second quarter and first half were as follows:

                                               Second Quarter                   First Half
                                          ------------------------       ------------------------
(Dollars in millions)                     1997     1996     Change       1997     1996     Change
                                          ----     ----     ------       ----     ----     ------
Advertising
Retail                                    $111     $104     +  7%        $218     $205     +  6%
General                                     38       35     + 10%          75       68     +  9%
Classified                                 132      116     + 13%         262      231     + 13%
                                          ----     ----                  ----     ----
     Total advertising                     281      255     + 10%         555      504     + 10%
Circulation                                 62       63     -  1%         127      128        -
Other                                       17       13     + 35%          33       26     + 30%
                                          ----     ----                  ----     ----
Total revenues                            $360     $331     +  9%        $715     $658     +  9%


      Retail advertising revenues for the 1997 second quarter and first half rose mainly due to increases in the electronics, movie, furniture stores and general merchandise categories in Chicago, the department store, health care, food and drug and apparel store categories in Orlando and the health care and furniture store categories in Fort Lauderdale. General advertising rose in the second quarter and first half due mainly to increases in the transportation, financial and resorts categories in Chicago. Classified advertising revenues were up in the second quarter and first half due to increases in help wanted advertising at all of the newspapers and advertising from Internet and other electronic products.

      Total advertising linage increased 10% in the 1997 second quarter and 8% in the first half. Full run retail advertising linage increased 2% in the second quarter and 3% in the first half due to increases at Orlando and Newport News. Full run general advertising linage increased 9% in the second quarter and 10% in the first half due to increases at Orlando, Chicago and Newport News. Part run advertising linage was up 10% for the second quarter and 6% for the first half due primarily to increases in Chicago in classified and in Orlando and Fort Lauderdale in retail. Preprint advertising linage increased 21% in the 1997 second quarter and 17% in the first half due primarily to higher preprint part run linage in Chicago, Orlando and Fort Lauderdale and increased full run linage in Orlando and Newport News. The following summary presents advertising linage for the second quarter and first half.


                                    Second Quarter                        First Half
                              --------------------------         ----------------------------
(Inches in thousands)          1997      1996     Change           1997       1996     Change
                              -----     -----     ------         ------     ------     ------
Full run
Retail                          909       888     +  2%           1,795      1,741     +  3%
General                         201       184     +  9%             397        362     + 10%
Classified                    1,670     1,673        -            3,280      3,267        -
                              -----     -----                    ------     ------
   Total full run             2,780     2,745     +  1%           5,472      5,370     +  2%
Part run                      2,624     2,386     + 10%           5,000      4,708     +  6%
Preprint                      2,379     1,965     + 21%           4,420      3,767     + 17%
                              -----     -----                    ------     ------
Total inches                  7,783     7,096     + 10%          14,892     13,845     +  8%


      Circulation revenues decreased 1% in the 1997 second quarter and were down slightly in the first half. Total average daily circulation was down 3% to 1,265,000 copies in the 1997 second quarter, and total average Sunday circulation was down 2% to 1,886,000 copies. For the first half of 1997, total average daily circulation decreased 2% to 1,291,000 copies, while total average Sunday circulation was down 2% to 1,924,000 copies.

      Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; and other publishing-related activities. The increase in other revenues in the 1997 second quarter and first half resulted primarily from higher revenues from direct mail operations and usage revenues from Internet/electronic projects.

Operating Expenses -- Publishing operating expenses increased 4%, or $10 million, in the second quarter of 1997 and 1%, or $6 million, in the first half. In the second quarter of 1997, newsprint and ink expense decreased 15%, or $10 million, as average newsprint prices were down 21% while consumption increased 8% as a result of increased advertising volume. Other expenses were up 10%, or $20 million, mainly due to higher compensation costs of $7 million, increased development of Internet businesses, including Digital City, of $3 million and increased marketing, promotion and general expenses. For the first half, newsprint and ink expense decreased 22%, or $28 million, as average newsprint prices were down 25% while consumption increased 6%. Other expenses were up 9%, or $34 million, in the first half mainly due to higher compensation costs of $14 million, increased development spending of $6 million and increased marketing, promotion and general expenses.

BROADCASTING AND ENTERTAINMENT

Operating Profit and Revenues -- The following table presents operating revenues, EBITDA and operating profit for television, radio, entertainment/Chicago Cubs and cable programming/development for the second quarter and first half. Cable programming/development includes CLTV News and, for EBITDA and operating profit, the Company's equity income or loss from its investments in The WB Television Network, TV Food Network and Qwest Broadcasting.


                                                     Second Quarter                     First Half
                                              ---------------------------       ---------------------------
(Dollars in millions)                         1997      1996       Change       1997      1996       Change
                                              ----      ----      -------       ----      ----      -------
Operating revenues
     Television                               $243      $196      +   24%       $405      $344      +   18%
     Radio                                      18        20      -   10%         43        45      -    4%
     Entertainment/Chicago Cubs                 36        35      +    4%         49        47      +    3%
     Cable Programming/Development               3         2      +   26%          5         4      +   29%
                                              ----      ----                    ----      ----
Total operating revenues                      $300      $253      +   19%       $502      $440      +   14%

EBITDA
     Television                               $102      $ 75      +   35%       $153      $117      +   31%
     Radio                                       6         3      +   75%         12         8      +   39%
     Entertainment/Chicago Cubs                 (2)        1           *          (6)       (2)     -  205%
     Cable Programming/Development              (4)       (2)     -   82%        (14)       (6)     -  127%
                                              ----      ----                    ----      ----
Total EBITDA                                  $102      $ 77      +   32%       $145      $117      +   23%

Operating profit
     Television                               $ 83      $ 66      +   26%       $124      $ 99      +   25%
     Radio                                       6         3      +  101%         10         7      +   50%
     Entertainment/Chicago Cubs                 (3)        -      -  874%         (8)       (4)     -   97%
     Cable Programming/Development              (5)       (3)     -   73%        (15)       (7)     -  116%
                                              ----      ----                    ----      ----
Total operating profit                        $ 81      $ 66      +   23%       $111      $ 95      +   17%
*Not meaningful


      Broadcasting and entertainment operating revenues increased 19% to $300 million in the 1997 second quarter and increased 14% to $502 million in the first half due primarily to increased television revenues. Television revenues were up 24%, or $47 million, in the second quarter and 18%, or $61 million, in the first half, due to the acquisition of the six Renaissance stations in March 1997. Excluding Renaissance, television revenues were down 2% in the second quarter and were up 2% in the first half.

      Second quarter 1997 operating profit for broadcasting and entertainment was up 23% to $81 million from $66 million in 1996 and for the first half was up 17% to $111 million from $95 million in 1996. An increase in television operating profit and improved radio results in both periods were partially offset by higher equity losses in The WB and increased entertainment/Chicago Cubs losses. Television operating profit increased 26%, or $17 million, in the second quarter and 25%, or $25 million, in the first half due primarily to the acquisition of Renaissance and gains at KTLA-Los Angeles. Excluding Renaissance, television operating profit was up 1% in the second quarter and 8% in the first half. Equity losses in The WB increased $4 million in the second quarter of 1997 and $11 million in the first half, due in part to Tribune's increased equity investment in The WB.

Operating Expenses -- Broadcasting and entertainment operating expenses increased 17%, or $32 million, in the 1997 second quarter and 13%, or $45 million, in the first half. The increase in both periods was primarily due to the acquisition of Renaissance and higher equity losses from The WB. Excluding Renaissance, The WB, KSWB-San Diego and Farm Journal, broadcasting and entertainment operating expenses were flat in the both the second quarter and the first half due to lower broadcast rights amortization offset by higher compensation expense. Broadcast rights amortization decreased 11%, or $7 million, in the second quarter and was down 9%, or $11 million, in the first half due primarily to lower amortization for syndicated and feature programming and lower sports rights expense at KTLA-Los Angeles. Compensation expense increased 9%, or $6 million, in the second quarter and 8%, or $8 million, in the first half due primarily to higher player compensation at the Chicago Cubs and to expanded news coverage at several television stations.


EDUCATION

Operating Profit and Revenues -- The following table presents education operating revenues, EBITDA and operating profit for the second quarter and first half:

                                 Second Quarter                First Half
                             -----------------------     -----------------------
(Dollars in millions)        1997     1996    Change     1997     1996    Change
                             ----     ----    ------     ----     ----    ------

Operating revenues            $60      $58    +  2%       $97      $81    + 20%
EBITDA                         16       17    - 10%        19       22    -  9%
Operating profit               12       14    - 17%        11       16    - 30%

      Education second quarter operating revenues were up 2% to $60 million in 1997 as slower sales at Educational Publishing Corporation partially offset improvements at the each of the other education businesses. In the first half of 1997, operating revenues were up 20% to $97 million. The increase was primarily due to the March 1996 acquisitions of Educational Publishing and NTC Publishing and improvements at the other education businesses. Excluding the acquisitions, education revenues increased 18% in the first half.

      Education second quarter operating profit was down 17% to $12 million in 1997 and in the first half was down 30% to $11 million. The declines were due to the slower sales at Educational Publishing, which more than offset improvements at the other education businesses.

Operating Expenses -- Education operating expenses increased 8%, or $4 million, in the second quarter of 1997, primarily due to higher compensation expense. For the first half, education operating expenses increased 32%, or $21 million, primarily due to the recent acquisitions.

OTHER

      Interest expense for the 1997 second quarter increased 127% to $25 million and for the first half increased 85% to $41 million due to higher debt levels resulting from acquisitions and stock repurchases. Interest income decreased 26% to $6 million in the 1997 second quarter and decreased 7% to $15 million in the first half, due mainly to the prepayment of a mortgage note receivable in the fourth quarter of 1996. The effective tax rate, excluding non-recurring items, was 40.8% and 40.5% for the 1997 and 1996 second quarters, respectively, and 41.1% and 40.5% for the 1997 and 1996 first halves, respectively.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by operations in the first half was $187 million in 1997, up from $103 million in 1996 mainly due to higher income from continuing operations, changes in working capital and, in 1996, the payment of taxes on the sale of QUNO. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt or stock.

      Net cash used for investments totaled $1.0 billion in the 1997 first half and related mainly to the acquisition of Renaissance Communications Corp. which was financed largely through the issuance of commercial paper and long-term debt. The Company received $118 million of gross proceeds in 1997 from the sale of America Online and CheckFree common stock, $43 million from a sale-leaseback transaction on a Fort Lauderdale building and $17 million from the sale of its Farm Journal subsidiary.

      Net cash provided by financing activities in the 1997 first half was $576 million, as proceeds from the issuance of debt and the sale of stock to employees were only partially offset by purchases of treasury stock, dividends and repayments of debt. In the first half of 1997, the Company issued $642 million of commercial paper and repurchased .9 million shares of its common stock for $34 million. At June 29, 1997, the Company had authorization to repurchase an additional 4.1 million shares and expects to continue to repurchase shares in 1997. The 1997 common dividend increased 7% to $.32 per share for the first half from $.30 per share in 1996.

      In July 1997, the Company issued $150 million of Series D medium-term notes. Proceeds from the issuance of the notes were used to repay commercial paper.

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

            (b) Reports on Form 8-K.

                The Company filed one report on Form 8-K during the quarter for which this report is filed.

                o The Company filed a Form 8-K Current Report dated June 10, 1997, which included Items 5 and 7. Item 5 reported the acquisition of Renaissance Communications Corp. Item 7 included the financial statements of Renaissance Communications Corp. for the year ended December 31, 1996 and the unaudited pro forma condensed consolidated statement of income of Tribune Company for the fiscal year ended December 29, 1996.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRIBUNE COMPANY
                                    (Registrant)



Date:  August 12, 1997              /s/ R. Mark Mallory
                                    -------------------
                                    R. Mark Mallory
                                    Vice President and Controller
                                    (on behalf of the Registrant
                                    and as Chief Accounting Officer)