Form 10-Q
period 1997-09-28
TRIBUNE CO
filed 1997-11-12
CIK 726513

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 28, 1997

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

       At November 3, 1997 there were 122,936,214 shares outstanding of the Company's Common Stock (without par value).






--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         ---------------------

                        TRIBUNE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                   (Unaudited)

                                                                 Third Quarter Ended                  Three Quarters Ended
                                                           --------------------------------    ---------------------------------
                                                           Sept. 28, 1997    Sept. 29, 1996    Sept. 28, 1997     Sept. 29, 1996
                                                           --------------    --------------    --------------     --------------
Operating Revenues........................................    $ 695,286         $ 618,327        $2,008,947         $1,797,376

Operating Expenses
Cost of sales (exclusive of items shown below)............      333,523           310,602           938,594            917,451
Selling, general and administrative.......................      163,685           153,632           495,426            428,149
Depreciation and amortization
   of intangible assets...................................       47,190            37,780           130,598            103,515
                                                              ---------         ---------        ----------         ----------
Total operating expenses..................................      544,398           502,014         1,564,618          1,449,115
                                                              ---------         ---------        ----------         ----------

Operating Profit..........................................      150,888           116,313           444,329            348,261

Other.....................................................       41,496                 -            70,025                  -
Interest income...........................................        5,934             7,700            21,121             24,075
Interest expense..........................................      (23,360)          (12,692)          (63,994)           (34,680)
                                                              ---------         ---------        ----------         ----------
Income from Continuing Operations
  Before Income Taxes.....................................      174,958           111,321           471,481            337,656
Income taxes..............................................      (70,180)          (45,085)         (191,266)          (136,751)
                                                              ---------         ---------        ----------         ----------

Income from Continuing Operations.........................      104,778            66,236           280,215            200,905
Discontinued Operations of QUNO, net of tax...............            -                 -                 -             89,317
                                                              ---------         ---------        ----------         ----------

Net Income................................................      104,778            66,236           280,215            290,222
Preferred dividends, net of tax...........................       (4,700)           (4,697)          (14,099)           (14,090)
                                                              ---------         ---------        ----------         ----------

Net Income Attributable to Common Shares  ................    $ 100,078         $  61,539        $  266,116         $  276,132
                                                              =========         =========        ==========         ==========

Net Income Per Share:
Primary:           Continuing operations..................        $ .81             $ .50             $2.17              $1.52
                   Discontinued operations................            -                 -                 -                .73
                                                                  -----             -----             -----              -----
                   Net income.............................        $ .81             $ .50             $2.17              $2.25
                                                                  =====             =====             =====              =====

Fully diluted:     Continuing operations..................        $ .75             $ .46             $1.99              $1.40
                   Discontinued operations................            -                 -                 -                .65
                                                                  -----             -----             -----              -----
                   Net income.............................        $ .75             $ .46             $1.99              $2.05
                                                                  =====             =====             =====              =====

Dividends per common share................................        $ .16             $ .15             $ .48              $ .45
                                                                  =====             =====             =====              =====

See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                          September 28, 1997         December 29, 1996
                                                                          ------------------         -----------------
                                                                             (Unaudited)
ASSETS
Current assets
Cash and short-term investments...........................................   $       599                $   274,170
Accounts receivable, net..................................................       431,942                    350,773
Inventories...............................................................        80,483                     80,525
Broadcast rights..........................................................       187,055                    154,904
Prepaid expenses and other................................................        28,365                     26,349
                                                                             -----------                -----------
Total current assets......................................................       728,444                    886,721

Property, plant and equipment.............................................     1,506,643                  1,456,209
Accumulated depreciation..................................................      (881,373)                  (813,501)
                                                                             -----------                -----------
Net properties............................................................       625,270                    642,708

Broadcast rights..........................................................       204,237                    173,552
Intangible assets, net....................................................     2,473,709                  1,251,470
Investments...............................................................       624,009                    629,129
Other.....................................................................       132,387                    117,320
                                                                             -----------                -----------
Total assets..............................................................   $ 4,788,056                $ 3,700,900
                                                                             ===========                ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year........................................   $    29,565                $    31,073
Contracts payable for broadcast rights....................................       207,884                    178,589
Deferred income...........................................................        45,150                     51,591
Income taxes..............................................................        51,361                     83,467
Accounts payable, accrued expenses and other current liabilities..........       366,277                    328,381
                                                                             -----------                -----------
Total current liabilities.................................................       700,237                    673,101

Long-term debt............................................................     1,585,919                    979,754
Deferred income taxes.....................................................       361,161                    189,673
Contracts payable for broadcast rights....................................       255,884                    209,754
Compensation and other obligations........................................       119,657                    109,112
                                                                             -----------                -----------
Total liabilities.........................................................     3,022,858                  2,161,394

Shareholders' equity
Series B convertible preferred stock......................................       303,864                    312,470
Common stock and additional paid-in capital...............................       179,696                    150,879
Retained earnings.........................................................     2,421,900                  2,210,024
Treasury stock (at cost)..................................................    (1,083,407)                (1,034,012)
Unearned compensation related to ESOP.....................................      (216,772)                  (218,668)
Unrealized gain on investments............................................       159,917                    118,813
                                                                             -----------                -----------
Total shareholders' equity................................................     1,765,198                  1,539,506
                                                                             -----------                -----------
Total liabilities and shareholders' equity................................   $ 4,788,056                $ 3,700,900
                                                                             ===========                ===========

See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                            Three Quarters Ended
                                                                                    ------------------------------------
                                                                                    Sept. 28, 1997        Sept. 29, 1996
                                                                                    --------------        --------------
Operations
Net income.....................................................................         $  280,215             $ 290,222
Adjustments to reconcile net income to net cash
    provided by operations:
        Discontinued operations of QUNO, net of tax............................                  -               (89,317)
        Gain on sales of investments...........................................           (150,891)                    -
        Loss on write-down of investment.......................................             77,266                     -
        Depreciation and amortization of intangible assets.....................            130,598               103,515
        Other, net.............................................................            (71,867)             (100,824)
                                                                                        ----------             ---------
Net cash provided by operations................................................            265,321               203,596
                                                                                        ----------             ---------

Investments
Capital expenditures...........................................................            (63,055)              (61,338)
Acquisitions and investments...................................................         (1,205,623)             (565,707)
Proceeds from sales of investments, subsidiary and other assets................            228,455                     -
Proceeds from sale of QUNO.....................................................                  -               426,828
Other, net.....................................................................             (6,663)                8,905
                                                                                        ----------             ---------
Net cash used for investments..................................................         (1,046,886)             (191,312)
                                                                                        ----------             ---------

Financing
Proceeds from issuance of long-term debt.......................................            612,317               149,945
Repayments of long-term debt...................................................             (6,976)              (11,262)
Sale of common stock to employees, net.........................................             40,127                28,058
Purchase of treasury stock.....................................................            (69,135)             (123,353)
Dividends......................................................................            (68,339)              (64,531)
                                                                                        ----------             ---------
Net cash provided by (used for) financing......................................            507,994               (21,143)
                                                                                        ----------             ---------

Net decrease in cash and short-term investments................................           (273,571)               (8,859)

Cash and short-term investments at the beginning of year.......................            274,170                22,899
                                                                                        ----------             ---------

Cash and short-term investments at the end of quarter..........................         $      599             $  14,040
                                                                                        ==========             =========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:
-------

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the "Company" or "Tribune") as of September 28, 1997 and the results of their operations for the quarters and first three quarters ended September 28, 1997 and September 29, 1996 and cash flows for the first three quarters ended September 28, 1997 and September 29, 1996. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 1997 presentation. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included by reference in the Company's Annual Report on Form 10-K. All share and per share data has been restated to reflect a two-for-one common stock split effective January 15, 1997.

Note 2:
-------

      Inventories consist of (in thousands):

                                         Sept. 28, 1997      Dec. 29, 1996
                                         --------------      -------------

Finished goods.......................        $62,037            $60,341
Newsprint (at LIFO)..................         11,660             10,186
Supplies and other...................          6,786              9,998
                                             -------            -------

Total inventories....................        $80,483            $80,525
                                             =======            =======

      Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $9.3 million at September 28, 1997 and $11.4 million at December 29, 1996. Finished goods primarily include books and supplementary educational materials.

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

                                 Third Quarter               Three Quarters
                             ----------------------       ---------------------
                               1997           1996          1997          1996
                             -------        -------       -------       -------
Primary................      123,247        122,468       122,872       122,720
Fully diluted..........      136,157        136,162       135,962       136,510

      The Financial Accounting Standards Board has issued Statement of Financial Accounting Standards ("SFAS") No. 128, "Earnings Per Share". SFAS No. 128 requires presentation on the face of the income statement of both basic and diluted net income per share. SFAS No. 128 is effective for financial statements issued for periods ending after December 15, 1997, and requires restatement of all prior period net income per share data presented. The adoption of this statement is not expected to materially affect either future or prior period net income per share of the Company.

Note 4:
-------

      The third quarter of 1997 included two non-recurring items. In September, the Company sold approximately 512,000 shares of America Online, Inc. ("AOL") common stock for $38 million in cash and recorded a pretax gain of $37 million, or $.19 per share on a primary basis. Also in September, the Company sold 300,000 shares of Gemstar International Group Limited common stock for $7 million in cash and recorded a pretax gain of $4 million, or $.02 per share on a primary basis.

      The second quarter of 1997 included several non-recurring items. In May, the Company sold approximately 2 million shares of AOL common stock for $96 million in cash and recorded a pretax gain of $94 million, or $.47 per share on a primary basis. In June, the Company sold 1.3 million shares of CheckFree Corporation common stock for $22 million in cash and recorded a pretax gain of $16 million, or $.08 per share on a primary basis. Also in June, the Company concluded that the decline in the value of its investment in The Learning Company common stock was other than temporary and wrote down the investment to fair market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The write-down resulted in a non-cash, pretax loss of $77 million, or $.39 per share on a primary basis.

      In the aggregate, non-recurring items increased primary net income per share from continuing operations by $.21 in the 1997 third quarter and $.35 in the first three quarters.

      In May 1997, the Company reached an agreement with Emmis Broadcasting Corporation regarding the sale of the Company's WQCD radio station in New York. Under the agreement, the Company has the option through May 2000 to require Emmis to purchase substantially all of the assets of WQCD for approximately $160 million. The agreement also contemplates that, in certain circumstances, Emmis could be required to acquire another suitable media property to be exchanged for WQCD. Effective July 1, 1997 and in connection with the agreement, Emmis assumed responsibility for certain operations of the station for up to three years for an annual fee of approximately $8 million, after which Emmis has the right to purchase the station.

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

Note 5:
-------

      In September 1997, the Company acquired Shortland Publications Limited. Shortland is a New Zealand-based company that publishes reading, language arts, science and social studies materials for several international elementary school markets.

      On March 25, 1997, the Company completed its acquisition of Renaissance Communications Corp., a publicly traded company owning six television stations, for approximately $1.1 billion in cash. The stations acquired were WB affiliates KDAF-Dallas and WDZL-Miami and Fox affiliates KTXL-Sacramento, WXIN-Indianapolis, WTIC-Hartford and WPMT-Harrisburg. The Federal Communications Commission ("FCC") order granting the Company's application to acquire the Renaissance stations contained waivers of two FCC rules. First, the FCC temporarily waived its duopoly rule relating to the overlap of WTIC's and WPMT's broadcast signals with those of other Tribune stations. The temporary waivers were granted subject to the outcome of pending FCC rulemaking that is expected to make duopoly waivers unnecessary. Second, the FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the Miami television station and the Fort Lauderdale Sun-Sentinel. The Company has appealed the FCC's ruling on the cross-ownership issue and a petition requesting a rulemaking procedure has been filed with the FCC since the FCC issued the order. On October 31, 1997, an appellate court ordered the FCC to determine by December 1, 1997 its position regarding the initiation of a rulemaking proceeding on television/newspaper cross-ownership. The Company cannot predict the outcome of the FCC duopoly rulemaking or the FCC cross-ownership determination.

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

      The following table presents the unaudited pro forma results of operations of the Company for the third quarters of 1997 and 1996 and the first three quarters of 1997 and 1996 as if the acquisitions and dispositions discussed in Notes 4 and 5 had occurred at the beginning of each year presented. The pro forma results may not be indicative of the results that would have been reported if the transactions had actually occurred at the beginning of each year presented, or of results that may be attained in the future. The unaudited pro forma results do not reflect any synergies anticipated by the Company as a result of the acquisitions.


                                                           Third Quarter Ended                 Three Quarters Ended
                                                    --------------------------------     --------------------------------
(In thousands, except per share data)               Sept. 28, 1997    Sept. 29, 1996     Sept. 28, 1997    Sept. 29, 1996
                                                    --------------    --------------     --------------    --------------
Operating Revenues..................................   $697,029          $659,465          $2,045,800        $1,939,640
Income from Continuing Operations...................   $104,634          $ 55,670          $  270,016        $  172,120
Primary Net Income Per Share
    from Continuing Operations......................       $.81              $.42               $2.08             $1.29


Note 6:
-------

      Financial data for each of the Company's business segments is as follows (in thousands):


                                                          Third Quarter Ended               Three Quarters Ended
                                                    ------------------------------    -------------------------------
                                                    Sept. 28, 1997  Sept. 29, 1996    Sept. 28, 1997   Sept. 29, 1996
                                                    --------------  --------------    --------------   --------------
Operating revenues:
      Publishing....................................   $341,516        $322,784         $1,056,773      $  980,612
      Broadcasting and Entertainment................    274,020         222,905            775,677         663,380
      Education.....................................     79,750          72,638            176,497         153,384
                                                       --------        --------         ----------      ----------

Total operating revenues............................   $695,286        $618,327         $2,008,947      $1,797,376
                                                       ========        ========         ==========      ==========

Operating profit:
      Publishing....................................   $ 69,581        $ 60,989         $  257,182      $  197,093
      Broadcasting and Entertainment................     65,945          41,449            176,941         136,377
      Education.....................................     24,035          21,839             35,263          37,810
      Corporate expenses............................     (8,673)         (7,964)           (25,057)        (23,019)
                                                       --------        --------         ----------      ----------

Total operating profit..............................   $150,888        $116,313         $  444,329      $  348,261
                                                       ========        ========         ==========      ==========


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
--------------------------------------------------------------------------------

      The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the third quarter and first three quarters of 1997 to the third quarter and first three quarters of 1996. All share and per share data has been restated to reflect a two-for-one common stock split effective January 15, 1997.

      This discussion contains certain forward-looking statements that are based largely on the Company's current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and uncertainties are changes in advertising demand, newsprint prices, circulation, interest rates and other economic conditions and the effect of acquisitions, dispositions, investments and regulatory rulings on the Company's results of operations and financial condition. The words "believe," "expect," "anticipate" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which speak only as of the date of this filing.


SIGNIFICANT EVENTS
------------------

      On March 25, 1997, the Company completed its acquisition of Renaissance Communications Corp., a publicly traded company owning six television stations, for approximately $1.1 billion in cash. The stations acquired were WB affiliates KDAF-Dallas and WDZL-Miami and Fox affiliates KTXL-Sacramento, WXIN-Indianapolis, WTIC-Hartford and WPMT-Harrisburg. The Federal Communications Commission ("FCC") order granting the Company's application to acquire the Renaissance stations contained waivers of two FCC rules. First, the FCC temporarily waived its duopoly rule relating to the overlap of WTIC's and WPMT's broadcast signals with those of other Tribune stations. The temporary waivers were granted subject to the outcome of pending FCC rulemaking that is expected to make duopoly waivers unnecessary. Second, the FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the Miami television station and the Fort Lauderdale Sun-Sentinel. The Company has appealed the FCC's ruling on the cross-ownership issue and a petition requesting a rulemaking procedure has been filed with the FCC since the FCC issued the order. On October 31, 1997, an appellate court ordered the FCC to determine by December 1, 1997 its position regarding the initiation of a rulemaking proceeding on television/newspaper cross-ownership. The Company cannot predict the outcome of the FCC duopoly rulemaking or the FCC cross-ownership determination.

      The Company also has acquired five other businesses since the beginning of 1996. In 1997, the Company acquired Shortland Publications Limited in September. In 1996, the Company acquired Houston television station KHTV in January, Educational Publishing Corporation and NTC Publishing Group in March and San Diego television station KSWB in April. The results of these businesses have been included in the consolidated financial statements since their respective dates of acquisition.

      The third quarter of 1997 included two non-recurring items. In September, the Company sold approximately 512,000 shares of America Online, Inc. ("AOL") common stock for $38 million in cash and recorded a pretax gain of $37 million, or $.19 per share on a primary basis. Also in September, the Company sold 300,000 shares of Gemstar International Group Limited common stock for $7 million in cash and recorded a pretax gain of $4 million, or $.02 per share on a primary basis.

      The second quarter of 1997 included several non-recurring items. In May, the Company sold approximately 2 million shares of AOL common stock for $96 million in cash and recorded a pretax gain of $94 million, or $.47 per share on a primary basis. In June, the Company sold 1.3 million shares of CheckFree Corporation common stock for $22 million in cash and recorded a pretax gain of $16 million, or $.08 per share on a primary basis. Also in June, the Company concluded that the decline in the value of its investment in The Learning Company common stock was other than temporary and wrote down the investment to fair market value in accordance with Statement of Financial Accounting Standards No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The write-down resulted in a non-cash, pretax loss of $77 million, or $.39 per share on a primary basis.

      In the aggregate, non-recurring items increased primary net income per share from continuing operations by $.21 in the 1997 third quarter and $.35 in the first three quarters.

      In May 1997, the Company reached an agreement with Emmis Broadcasting Corporation regarding the sale of the Company's WQCD radio station in New York. Under the agreement, the Company has the option through May 2000 to require Emmis to purchase substantially all of the assets of WQCD for approximately $160 million. The agreement also contemplates that, in certain circumstances, Emmis could be required to acquire another suitable media property to be exchanged for WQCD. Effective July 1, 1997 and in connection with the agreement, Emmis assumed responsibility for certain operations of the station for up to three years for an annual fee of approximately $8 million, after which Emmis has the right to purchase the station.

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


RESULTS OF OPERATIONS
---------------------

      The results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. In both publishing and broadcasting and entertainment, second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. In education, second and third quarter revenues are typically higher than first and fourth quarter revenues. Results for the 1997 and 1996 third quarters reflect these seasonal patterns.

CONSOLIDATED

      The Company's consolidated operating results for the third quarter and first three quarters of 1997 and 1996 and the percentage changes from 1996 were as follows:


(Dollars in millions,                                 Third Quarter               Three Quarters
except per share amounts)                         ----------------------     --------------------------
                                                  1997    1996    Change       1997      1996    Change
                                                  ----    ----    ------     ------    ------    ------
Operating revenues                                $695    $618    + 12%      $2,009    $1,797    + 12%
Operating profit                                   151     116    + 30%         444       348    + 28%
Non-recurring items                                 41       -       *           70         -       *
Income from continuing operations                  105      66    + 58%         280       201    + 39%
Discontinued operations of QUNO, net of tax          -       -       -            -        89       *
Net income                                         105      66    + 58%         280       290    -  3%
    Continuing operations excluding
      non-recurring items                           79      66    + 20%         237       201    + 18%
Primary net income per share
    Continuing operations                          .81     .50    + 62%        2.17      1.52    + 43%
    Discontinued operations                          -       -       -            -       .73       *
    Total                                          .81     .50    + 62%        2.17      2.25    -  4%
    Continuing operations excluding
      non-recurring items                          .60     .50    + 20%        1.82      1.52    + 20%
*Not meaningful



Net Income Per Share -- Primary net income per share for the 1997 third quarter rose to $.60, up 20% from $.50 last year, excluding non-recurring items. For the first three quarters of 1997, primary net income per share from continuing operations rose 20% to $1.82 from $1.52 in 1996, excluding non-recurring items. The improvements were due primarily to higher operating profit from publishing and broadcasting and entertainment, partially offset by higher net interest expense. Including non-recurring items, primary net income per share from continuing operations increased 62% to $.81 in the third quarter of 1997 and increased 43% to $2.17 in the first three quarters.

Operating Profit and Revenues -- The Company's consolidated operating revenues, EBITDA (operating profit before depreciation, amortization and non-recurring items) and operating profit by business segment for the third quarter and first three quarters were as follows:


                                                   Third Quarter                  Three Quarters
                                             ------------------------       ---------------------------
(Dollars in millions)                        1997     1996     Change         1997      1996     Change
                                             ----     ----     ------       ------    ------     ------
Operating revenues
     Publishing                              $341     $323     +  6%        $1,057    $  981     +  8%
     Broadcasting and Entertainment           274      223     + 23%           776       663     + 17%
     Education                                 80       72     + 10%           176       153     + 15%
                                             ----     ----                  ------    ------
Total operating revenues                     $695     $618     + 12%        $2,009    $1,797     + 12%

EBITDA*
     Publishing                              $ 90     $ 82     +  9%        $  318    $  255     + 25%
     Broadcasting and Entertainment            87       53     + 65%           232       171     + 36%
     Education                                 29       26     + 11%            48        47     +  2%
     Corporate expenses                        (8)      (7)    - 11%           (23)      (21)    - 10%
                                             ----     ----                  ------    ------
Total EBITDA                                 $198     $154     + 29%        $  575    $  452     + 27%

Operating profit
     Publishing                              $ 70     $ 61     + 14%        $  257    $  197     + 30%
     Broadcasting and Entertainment            66       41     + 59%           177       136     + 30%
     Education                                 24       22     + 10%            35        38     -  7%
     Corporate expenses                        (9)      (8)    -  9%           (25)      (23)    -  9%
                                             ----     ----                  ------    ------
Total operating profit                       $151     $116     + 30%        $  444    $  348     + 28%


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

      Consolidated operating revenues for the 1997 third quarter rose 12% to $695 million from $618 million in 1996 and for the first three quarters increased 12% to $2,009 million from $1,797 million in 1996. This was due to recent acquisitions and higher newspaper advertising revenues. Excluding businesses recently acquired or sold, operating revenues were up 6% for the third quarter and up 7% for the first three quarters.

      Consolidated operating profit increased 30% in the 1997 third quarter and 28% in the first three quarters, while EBITDA increased 29% in the third quarter and 27% in the first three quarters. Publishing operating profit increased 14% in the 1997 third quarter and 30% in the first three quarters primarily due to higher advertising revenues and lower newsprint expense. Broadcasting and entertainment operating profit increased in both periods of 1997 due to significant growth in television with the March acquisition of Renaissance Communications and improved radio results, partially offset by higher equity losses in The WB Television Network. Education operating profit increased 10% in the third quarter due to gains at all of the education companies except Educational Publishing Corporation. Education operating profit declined 7% in the first three quarters due to lower sales at Educational Publishing Corporation, partially offset by gains at all of the other education companies. Excluding businesses recently acquired or sold, consolidated operating profit was up 18% in the third quarter and 22% in the first three quarters, while EBITDA was up 13% in the third quarter and 18% in the first three quarters.

Operating Expenses -- Consolidated operating expenses increased 8% in both the third quarter and the first three quarters as follows:

                                             Third Quarter                    Three Quarters
                                       -------------------------       ----------------------------
(Dollars in millions)                  1997     1996      Change         1997       1996     Change
                                       ----     ----     -------       ------     ------     ------
Cost of sales                          $333     $310     +  7%         $  939     $  917     +  2%
Selling, general & administrative       164      154     +  7%            495        428     + 16%
Depreciation & amortization
  of intangible assets                   47       38     + 25%            131        104     + 26%
                                       ----     ----                   ------     ------
Total operating expenses               $544     $502     +  8%         $1,565     $1,449     +  8%


      Cost of sales increased 7%, or $23 million, in the 1997 third quarter and increased 2%, or $22 million, in the first three quarters. Excluding businesses recently acquired or sold, cost of sales increased 4%, or $12 million, in the third quarter and was down 1%, or $6 million in the first three quarters. Cost of sales was up in the 1997 third quarter due to higher compensation costs and increased expenses for development activities, partially offset by lower newsprint and ink expense and reduced broadcast rights amortization expense. The decrease in the first three quarters was due to lower newsprint and ink expense and reduced broadcast rights amortization, partially offset by higher compensation costs, increased newspaper manufacturing and distribution costs and increased expenses for development activities. Newsprint and ink expense decreased 5%, or $3 million, in the third quarter of 1997 and was down 17%, or $31 million, in the first three quarters. Broadcast rights amortization decreased 4%, or $2 million, in the third quarter and 7%, or $13 million, in the first three quarters. Compensation expense was up 11%, or $11 million, in the third quarter and 7%, or $20 million, in the first three quarters.

      Selling, general and administrative expenses ("SG&A") were up 7%, or $10 million, in the 1997 third quarter and increased 16%, or $67 million, in the first three quarters. Excluding businesses recently acquired or sold, SG&A expenses increased 4%, or $6 million, in the third quarter and increased 10%, or $40 million, in the first three quarters primarily due to higher compensation expense, increased losses from equity investments, expenses for development activities and, for the first three quarters, increased promotion expenses at the Company's newspapers. Compensation expense was up 12%, or $8 million, in the third quarter and 13%, or $23 million, in the first three quarters. Losses from equity investments and expenses for development activities increased $1 million in the 1997 third quarter and rose $11 million in the first three quarters.

      The increase in depreciation and amortization of intangible assets reflects the acquisitions and capital expenditures made in 1997 and 1996.

PUBLISHING

Operating Profit and Revenues -- The following table presents publishing operating revenues, EBITDA and operating profit for daily newspapers and other publications/services/development for the third quarter and first three quarters. The latter category includes syndication of editorial products, advertising placement services, niche publications, delivery of other publications, direct mail operations, online/electronic products and, for EBITDA and operating profit, equity losses from investments.


                                       Third Quarter                     Three Quarters
                                  ------------------------        ----------------------------
(Dollars in millions)             1997     1996     Change          1997     1996      Change
                                  ----     ----     ------        ------     ----      ------
Operating revenues
     Daily newspapers             $321     $305     +  5%         $  999     $929       +  8%
     Other publications/
       services/development         20       18     + 14%             58       52       + 10%
                                  ----     ----                   ------     ----
Total operating revenues          $341     $323     +  6%         $1,057     $981       +  8%

EBITDA
     Daily newspapers             $ 95     $ 90     +  6%         $  325     $272       + 20%
     Other publications/
       services/development         (5)      (8)    + 27%             (7)     (17)      + 55%
                                  ----     ----                   ------     ----
Total EBITDA                      $ 90     $ 82     +  9%         $  318     $255       + 25%

Operating profit
     Daily newspapers             $ 78     $ 70     + 12%         $  273     $217       + 26%
     Other publications/
       services/development         (8)      (9)    +  6%            (16)     (20)      + 21%
                                  ----     ----                   ------     ----
Total operating profit            $ 70     $ 61     + 14%         $  257     $197       + 30%


      Publishing operating revenues for the 1997 third quarter increased 6% to $341 million, and for the first three quarters were up 8% to $1,057 million, due principally to higher advertising revenues at all of the newspapers. Advertising revenues increased 6% in the third quarter and 9% in the first three quarters due to higher linage and rates. Operating profit for the 1997 third quarter was up 14% to $70 million, and for the first three quarters was up 30% to $257 million, due primarily to higher advertising revenues and lower newsprint expenses. In the third quarter of 1997, daily newspaper operating profit margins increased to 24.2% from 22.9% in 1996 and in the first three quarters increased to 27.3% from 23.4% in 1996.

      Publishing group revenues, by classification, for the third quarter and first three quarters were as follows:


                                    Third Quarter                     Three Quarters
                              ------------------------          --------------------------
(Dollars in millions)         1997     1996     Change            1997     1996     Change
                              ----     ----     ------          ------     ----     ------
Advertising
Retail                        $101     $ 98     +  3%           $  319     $302     +  5%
General                         32       32        -               107      100     +  6%
Classified                     130      118     + 10%              392      350     + 12%
                              ----     ----                       ----     ----
     Total advertising         263      248     +  6%              818      752     +  9%
Circulation                     61       62     -  1%              188      190     -  1%
Other                           17       13     + 32%               51       39     + 31%
                              ----     ----                     ------     ----
Total revenues                $341     $323     +  6%           $1,057     $981     +  8%


      Retail advertising revenues for the 1997 third quarter and first three quarters rose mainly due to increases in the department store, health care, food and drug and furniture store categories in Orlando, the electronics and movie categories in Chicago and the health care, department store and food and drug categories in Fort Lauderdale. General advertising rose in the first three quarters due mainly to increases in the transportation and resorts categories in Chicago. Classified advertising revenues were up in the third quarter and first three quarters due to increases in help wanted advertising at all of the newspapers and advertising from Internet and other electronic products.

      Total advertising linage increased 7% in both the 1997 third quarter and first three quarters. Full run retail advertising linage increased 2% in the first three quarters due to increases at Orlando, Newport News and Fort Lauderdale. Full run general advertising linage decreased 4% in the third quarter due to declines at all of the newspapers and increased 5% in the first three quarters due to increases at Orlando, Chicago and Newport News. Full run classified advertising linage increased 3% in the third quarter due to increases at Orlando and Fort Lauderdale and was up 1% in the first three quarters due to increases at Newport News and Chicago. Part run advertising linage was up 7% for both the third quarter and the first three quarters due primarily to increases in Chicago in classified and in Orlando in retail. Preprint advertising linage increased 14% in the 1997 third quarter and 16% in the first three quarters due primarily to higher preprint part run linage at all of the newspapers and increased preprint full run linage in Orlando, Chicago, Fort Lauderdale and, for the first three quarters, at Newport News. The following summary presents advertising linage for the third quarter and first three quarters.

                                          Third Quarter                         Three Quarters
                                    --------------------------          -----------------------------
(Inches in thousands)                1997      1996     Change            1997       1996      Change
                                    -----     -----     ------          ------      -----      ------
Full run
Retail                                835       831        -              2,630      2,572     +  2%
General                               172       179     -  4%               569        541     +  5%
Classified                          1,617     1,577     +  3%             4,897      4,844     +  1%
                                    -----     -----                      ------     ------
   Total full run                   2,624     2,587     +  1%             8,096      7,957     +  2%
Part run                            2,458     2,294     +  7%             7,458      7,002     +  7%
Preprint                            2,201     1,931     + 14%             6,621      5,698     + 16%
                                    -----     -----                      ------     ------
Total inches                        7,283     6,812     +  7%            22,175     20,657     +  7%


      Circulation revenues decreased 1% in both the 1997 third quarter and first three quarters. Total average daily circulation was down 1% to 1,225,000 copies in the 1997 third quarter, and total average Sunday circulation was down 1% to 1,854,000 copies. For the first three quarters of 1997, total average daily circulation decreased 2% to 1,267,000 copies, while total average Sunday circulation was down 2% to 1,899,000 copies.

      Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; usage revenues from Internet/electronic projects; and other publishing-related activities. The increase in other revenues in the 1997 third quarter and first three quarters resulted primarily from higher revenues from commercial printing, direct mail operations and usage revenues from Internet/electronic projects.

Operating Expenses -- Publishing operating expenses increased 4%, or $10 million, in the third quarter of 1997 and 2%, or $16 million, in the first three quarters. In the third quarter of 1997, newsprint and ink expense decreased 5%, or $3 million, as average newsprint prices were down 9% while consumption increased 5% as a result of increased advertising volume. Other expenses were up 6%, or $13 million, mainly due to higher compensation costs of $8 million and increased expenses for development activities. For the first three quarters, newsprint and ink expense decreased 17%, or $31 million, as average newsprint prices were down 21% while consumption increased 4%. Other expenses were up 8%, or $47 million, in the first three quarters mainly due to higher compensation costs of $21 million, increased expenses for development activities and higher promotion expenses.


BROADCASTING AND ENTERTAINMENT

Operating Profit and Revenues -- The following table presents operating revenues, EBITDA and operating profit for television, radio, entertainment/Chicago Cubs and cable programming/development for the third quarter and first three quarters. Cable programming/development includes CLTV News and, for EBITDA and operating profit, the Company's equity income or loss from its investments in The WB Television Network, TV Food Network and Qwest Broadcasting.


                                                Third Quarter                  Three Quarters
                                         --------------------------       ------------------------
(Dollars in millions)                    1997      1996      Change       1997     1996     Change
                                         ----      ----      ------       ----     ----     ------
Operating revenues
     Television                          $212      $159      +  34%       $617     $503     + 23%
     Radio                                 14        22      -  35%         58       67     - 14%
     Entertainment/Chicago Cubs            45        40      +  11%         93       87     +  7%
     Cable Programming/Development          3         2      +  36%          8        6     + 31%
                                         ----      ----                   ----     ----
Total operating revenues                 $274      $223      +  23%       $776     $663     + 17%

EBITDA
     Television                          $ 78      $ 45      +  75%       $231     $162     + 43%
     Radio                                  5         3      +  59%         17       12     + 44%
     Entertainment/Chicago Cubs             9        10      -   9%          3        8     - 59%
     Cable Programming/Development         (5)       (5)     -   8%        (19)     (11)    - 76%
                                         ----      ----                   ----     ----
Total EBITDA                             $ 87      $ 53      +  65%       $232     $171     + 36%

Operating profit
     Television                          $ 58      $ 35      +  68%       $182     $134     + 36%
     Radio                                  5         2      +  76%         15       10     + 57%
     Entertainment/Chicago Cubs             8         9      -  10%          -        4        *
     Cable Programming/Development         (5)       (5)     -   8%        (20)     (12)    - 71%
                                         ----      ----                   ----     ----
Total operating profit                   $ 66      $ 41      +  59%       $177     $136     + 30%
*Not meaningful


      Broadcasting and entertainment operating revenues increased 23% to $274 million in the 1997 third quarter and increased 17% to $776 million in the first three quarters due primarily to increased television revenues. Television revenues were up 34%, or $53 million, in the third quarter and 23%, or $114 million, in the first three quarters, due largely to the acquisition of the six Renaissance stations in March 1997. Excluding Renaissance, television revenues were up 6% in the third quarter and 3% in the first three quarters.

      Third quarter 1997 operating profit for broadcasting and entertainment was up 59% to $66 million from $41 million in 1996 and for the first three quarters was up 30% to $177 million from $136 million in 1996. An increase in television operating profit and improved radio results in both periods were partially offset by higher equity losses in The WB. Television operating profit increased 68%, or $23 million, in the third quarter and 36%, or $48 million, in the first three quarters due primarily to the acquisition of Renaissance and improved profitability at KTLA-Los Angeles and WGN-Chicago. Excluding Renaissance, television operating profit was up 31% in the third quarter and 14% in the first three quarters. Equity losses in The WB increased $2 million in the third quarter of 1997 and $13 million in the first three quarters, due in part to Tribune's increased equity investment in The WB.

Operating Expenses -- Broadcasting and entertainment operating expenses increased 15%, or $27 million, in the 1997 third quarter and 14%, or $72 million, in the first three quarters. The increase in both periods was primarily due to the acquisition of Renaissance and higher equity losses from The WB. Excluding Renaissance, The WB, KSWB-San Diego, Farm Journal and WQCD, broadcasting and entertainment operating expenses were flat in the both the third quarter and the first three quarters due to lower broadcast rights amortization and reduced production costs at Tribune Entertainment, partially offset by higher compensation expense. Broadcast rights amortization decreased 4%, or $2 million, in the third quarter and was down 7%, or $13 million, in the first three quarters due primarily to lower amortization for syndicated and feature programming and lower sports rights expense at KTLA-Los Angeles, partially offset by higher sports rights expense at WPIX-New York. Compensation expense increased 15%, or $9 million, in the third quarter and 10%, or $17 million, in the first three quarters due primarily to higher player compensation at the Chicago Cubs and to expanded news coverage at several television stations.


EDUCATION

Operating Profit and Revenues -- The following table presents education operating revenues, EBITDA and operating profit for the third quarter and first three quarters:

                                Third Quarter                Three Quarters
                           -----------------------      ------------------------
(Dollars in millions)      1997     1996    Change      1997     1996     Change
                           ----     ----    ------      ----     ----     ------

Operating revenues          $80     $72     + 10%       $176     $153     + 15%
EBITDA                       29      26     + 11%         48       47     +  2%
Operating profit             24      22     + 10%         35       38     -  7%

      Education operating revenues increased 10% to $80 million in the 1997 third quarter and increased 15% to $176 million in the first three quarters due to improvements at all of the education businesses except Educational Publishing Corporation's Creative Publications division. Excluding Educational Publishing and NTC Publishing from the first three quarters and Shortland Publications from both periods, education revenues increased 8% for the quarter and 19% in the first three quarters.

      Education third quarter operating profit was up 10% to $24 million in 1997 due to gains at all of the education companies except Educational Publishing Corporation's Creative Publications division. In the first three quarters of 1997, operating profit was down 7% to $35 million due to the lower sales at Creative Publications, which more than offset improvements at the other education businesses.

Operating Expenses -- Education operating expenses were up 10%, or $5 million, in the third quarter of 1997, primarily due to increased fulfillment and compensation expenses. For the first three quarters, education operating expenses increased 22%, or $26 million, primarily due to acquisitions after 1995.


OTHER

      Interest expense for the 1997 third quarter increased 84% to $23 million and for the first three quarters increased 85% to $64 million due to higher debt levels resulting from acquisitions and stock repurchases. Interest income decreased 23% to $6 million in the 1997 third quarter and decreased 12% to $21 million in the first three quarters due mainly to the prepayment of a mortgage note receivable in the fourth quarter of 1996. The effective tax rate, excluding non-recurring items, was 40.7% and 40.5% for the 1997 and 1996 third quarters, respectively, and 41.0% and 40.5% for the 1997 and 1996 first three quarters, respectively.


LIQUIDITY AND CAPITAL RESOURCES

      Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by operations in the first three quarters was $265 million in 1997, up from $204 million in 1996 mainly due to higher income from continuing operations and, in 1996, the payment of taxes on the sale of QUNO. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt.

      Net cash used for investments totaled $1.0 billion in the 1997 first three quarters and related mainly to the acquisition of Renaissance Communications Corp. which was financed largely through the issuance of commercial paper and long-term debt. The Company received $163 million of gross proceeds in 1997 from the sales of America Online, CheckFree and Gemstar common stock, $43 million from a sale-leaseback transaction on a Fort Lauderdale building and $17 million from the sale of its Farm Journal subsidiary.

      Net cash provided by financing activities in the 1997 first three quarters was $508 million, as proceeds from the issuance of debt and the sale of stock to employees were only partially offset by purchases of treasury stock, dividends and repayments of debt. In the first three quarters of 1997, the Company issued $462 million of commercial paper and $150 million of Series D medium-term notes and repurchased 1.6 million shares of its common stock for $69 million. At September 28, 1997, the Company had authorization to repurchase an additional
3.4 million shares and expects to continue to repurchase shares in 1997. The 1997 common dividend increased 7% to $.48 per share for the first three quarters from $.45 per share in 1996.

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

            (b) Reports on Form 8-K.

                No reports on Form 8-K were filed in the third quarter of 1997.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRIBUNE COMPANY
                                    (Registrant)



Date: November 10, 1997             /s/ R. Mark Mallory
                                    -------------------
                                    R. Mark Mallory
                                    Vice President and Controller
                                    (on behalf of the Registrant
                                    and as Chief Accounting Officer)