Form 10-K
period 1997-12-28
TRIBUNE CO
filed 1998-03-25
CIK 726513

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 1997        Commission file number 1-8572


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

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

    Aggregate market value of the Company's voting and non-voting common equity held by non-affiliates on March 10, 1998, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $6,584,000,000.

    At March 10, 1998 there were 122,614,705 shares of the Company's Common Stock outstanding.

    The following documents are incorporated by reference, in part:

        1997 Annual Report to Shareholders (Parts I and II, to the extent described therein).

        Definitive Proxy Statement for the May 5, 1998 Annual Meeting of
            Stockholders (Part III, to the extent described therein).

================================================================================

                                     PART I

ITEM 1.       BUSINESS.

     Tribune Company (the "Company") is a media company. Through its subsidiaries, the Company is engaged in the publishing of newspapers, books, educational materials and information in print and digital formats and the broadcasting, production and syndication of information and entertainment in metropolitan areas in the United States. The Company was founded in 1847 and incorporated in Illinois in 1861. As a result of a corporate restructuring in 1968, the Company became a holding company incorporated in Delaware. References in this report to "the Company" include Tribune Company and its subsidiaries, unless the context otherwise indicates. The information in this Item 1 should be read in conjunction with the information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1997 Annual Report to Shareholders, which information is incorporated herein by reference. Certain prior year amounts have been reclassified to conform with the 1997 presentation. All share and per share data have been restated to reflect a two-for-one common stock split effective January 15, 1997.

     This Annual Report on Form 10-K contains certain forward-looking statements that are based largely on the Company's current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings and other economic conditions and the effect of acquisitions, investments and dispositions on the Company's results of operations or financial condition. The words "believe," "expect," "anticipate" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.


BUSINESS SEGMENTS

     The Company's operations are divided for reporting purposes into three industry segments: publishing, broadcasting and entertainment, and education. These segments operate primarily in the United States. The following table sets forth operating revenues and profit information for each segment of the Company (in thousands).

                                                                  Fiscal Year Ended December
                                                         --------------------------------------------
                                                               1997             1996             1995
                                                         ----------       ----------       ----------
Operating Revenues(1):
  Publishing .........................................   $1,436,718       $1,336,639       $1,312,767
  Broadcasting and Entertainment .....................    1,057,529          876,750          828,806
  Education...........................................      225,533          192,316          103,101
                                                         ----------       ----------       ----------
       Total Operating Revenues.......................   $2,719,780       $2,405,705       $2,244,674
                                                         ----------       ----------       ----------

Operating Profit (2)(3):
  Publishing .........................................   $  354,585       $  291,257       $  272,093
  Broadcasting and Entertainment .....................      285,896          203,531          171,618
  Education...........................................       35,976           39,504            4,608
  Corporate Expenses..................................      (34,426)         (30,935)         (29,899)
                                                         ----------       ----------       ----------
       Total Operating Profit.........................   $  642,031       $  503,357       $  418,420
                                                         ----------       ----------       ----------
-----
(1)   Includes revenues earned outside the United States which were not significant.
(2)   In 1997, the Company began reporting separately equity earnings and losses. These amounts are shown as net loss on equity investments in the consolidated statements of income and were previously included in operating profit. Prior years' equity results have been reclassified to conform to the current presentation. The reclassification had no effect on net income or earnings per share.
(3)   Operating profit for each segment excludes interest income and expense, non-operating gains and losses, equity income and losses and income taxes.

     The following table sets forth asset information for each industry segment (in thousands).

                                                                 Fiscal Year Ended December
                                                       ---------------------------------------------
                                                             1997             1996              1995
                                                       ----------       ----------        ----------
Assets:
  Publishing......................................     $  668,532       $  686,730        $  693,853
  Broadcasting and Entertainment..................      2,923,663        1,616,797         1,405,213
  Education.......................................        717,301          544,226           211,510
  Corporate (1)...................................        468,058          853,147           977,679
                                                       ----------       ----------        ----------
       Total Assets...............................     $4,777,554       $3,700,900        $3,288,255
                                                       ----------       ----------        ----------
-----
(1) Corporate assets include the investment in and advances to QUNO in 1995.

     Prior to 1993, the Company also owned a newsprint segment, which consisted entirely of QUNO Corporation ("QUNO") and operated in Canada. In 1993 and 1994, the Company reduced its ownership holdings in QUNO and in March 1996, the Company completed the sale of its holdings in QUNO as part of QUNO's merger with Donohue Inc. Since 1993, the Company has accounted for its investment in QUNO using the equity method. QUNO has been accounted for as a discontinued operation in the consolidated financial statements.

     The Company's results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. In both publishing and broadcasting and entertainment, second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. In education, second and third quarter revenues are typically higher than first and fourth quarter revenues. Results for the second and third quarters generally reflect the timing of purchases in advance of the upcoming school year, which begins in September. Fiscal years 1997 and 1996 comprised 52 weeks. Fiscal year 1995 comprised 53 weeks. The effect of the additional week in 1995 on the comparisons of the financial statements taken as a whole is generally not significant.


PUBLISHING

     The publishing segment represented 53% of the Company's consolidated operating revenues in 1997. The twelve-month combined average circulation in 1997 of the Company's daily newspapers was approximately 1.3 million daily and
1.9 million Sunday. The Company's primary newspapers are the Chicago Tribune, the South Florida-based Sun-Sentinel, The Orlando Sentinel and the Hampton Roads (VA.)-based Daily Press. The Company formerly owned two daily newspapers and a weekly newspaper located in suburban areas in the San Diego, California market that were sold in July 1995 for approximately $16 million in cash. The Company recorded a $7.5 million pretax loss on this sale in 1995. For 1997, the portion of total publishing operating revenues represented by each of the Company's newspaper subsidiaries was as follows: Chicago Tribune Company--55%; Sun-Sentinel Company--21%; Orlando Sentinel Communications Company--18%; and The Daily Press, Inc.--4%. In addition, the Company owns a newspaper syndication and media marketing company and other publishing-related businesses.

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

     The Company's newspapers are printed in Company-owned production facilities. The principal raw material is newsprint. In 1997, the Company's newspapers consumed approximately 376,000 metric tons of newsprint. In 1995, the North American newsprint industry increased newsprint prices several times due to higher demand for newsprint in the U.S. and overseas. The Company's publishing operations offset most of the 1995 increase through cost controls, a decrease in newsprint consumption and revenue increases. Newsprint prices peaked in the first quarter of 1996 and then declined throughout the remainder of 1996 and the beginning of 1997. Although newsprint prices increased moderately after the first quarter of 1997, average newsprint transaction prices for the year decreased 15% in 1997 from 1996. Several of the Company's newsprint suppliers have announced price increases effective April 1998. If these price increases occur, the Company expects to offset the additional expense through cost controls and revenue increases.

     The Company is party to a contract with Donohue Inc., expiring in 2007, to supply newsprint based on market prices. Under the contract, the Company has agreed to purchase specified minimum amounts of newsprint each year subject to certain limitations. The specified minimum annual volume is 250,000 metric tons in years 1998 and 1999, 225,000, 200,000 and 175,000 metric tons in years 2000 to 2002, respectively, and 150,000 metric tons in each of years 2003 to 2007. In 1997, approximately 70% of the newspapers' newsprint supply was purchased from Donohue.

     The following table provides a breakdown of revenues for the publishing segment for the last three years.

                               Operating Revenues
                                 (In thousands)


                                       Fiscal Year Ended December
                               -----------------------------------------
                                     1997           1996            1995
                               ----------     ----------      ----------
Advertising
  Retail....................   $  455,104     $  433,373      $  450,141
  General...................      149,681        140,741         130,680
  Classified................      510,753        456,912         429,961
                               ----------     ----------      ----------
       Total................    1,115,538      1,031,026       1,010,782
Circulation.................      250,558        252,263         249,860
Other (1)...................       70,622         53,350          52,125
                               ----------     ----------      ----------
       Total................   $1,436,718     $1,336,639      $1,312,767
                               ----------     ----------      ----------
-----
(1) Primarily includes revenues from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; non-advertising revenues from Internet/electronic projects; and other publishing-related activities.

     Total advertising revenues improved in 1997 due to both linage and rate increases. The increase in retail advertising revenues was primarily due to improvements in the movie and electronics categories in Chicago and the department store and healthcare categories in Orlando and Fort Lauderdale. General advertising increased mainly due to growth in the resorts, transportation and hi-tech categories in Chicago and the telecommunications, movie and transportation categories in Fort Lauderdale. Classified advertising revenues were up mainly due to increases in help wanted advertising at all of the newspapers.

                             Chicago Tribune Company

     Founded in 1847, the Chicago Tribune is published daily, including Sunday, and primarily serves an eight-county market in northern Illinois and Indiana. This market ranks third in the United States in number of households. For the six months ended September 1997, the Chicago Tribune ranked 7th in average daily circulation and 4th in average Sunday circulation in the nation, based on ABC averages. Approximately 76% of the paper's daily and 58% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes. The daily edition's newsstand price increased by $.15 to $.50 in September 1992. The Sunday edition's newsstand price increased by $.25 to $1.75 in October 1995. In September 1997, the weekly home delivery price increased $.10 to $4.10. The following tables set forth selected information for the Chicago Tribune daily newspaper and other related activities.

                                                   Averages for the Twelve Months Ended December
                                                ---------------------------------------------------
                                                     1997                 1996                 1995
                                                ---------            ---------            ---------
Circulation:
  Daily...................................        656,000              674,000              683,000
  Sunday..................................      1,028,000            1,052,000            1,085,000

                                                               Fiscal Year Ended December
                                                 --------------------------------------------------
                                                     1997                 1996                 1995
                                                 --------             --------             --------
Advertising Inches (in thousands):
  Full Run (all zones)
    Retail................................            923                  953                1,123
    General...............................            361                  354                  314
    Classified............................          1,406                1,330                1,339
                                                 --------             --------             --------
       Total..............................          2,690                2,637                2,776
  Part Run................................          5,445                4,877                5,160
  Preprinted Inserts......................          3,347                2,967                3,045
                                                 --------             --------             --------
       Total Inches.......................         11,482               10,481               10,981
                                                 --------             --------             --------

Operating Revenues (in thousands).........       $788,577             $735,158             $723,344
                                                 --------             --------             --------

     The 1997 improvement in advertising volume was mainly due to higher full run and part run classified help wanted inches and increases in preprinted inserts for retailers.

     Based on ABC averages for the six months ended September 1997, the Chicago Tribune had a 35% lead in total daily paid circulation and a 142% lead in Sunday paid circulation over its principal competitor, the Chicago Sun-Times. The Chicago Tribune's total advertising volume and operating revenues are estimated to be substantially greater than those of the Sun-Times. The Chicago Tribune also competes with other city, suburban and national daily newspapers, direct mail operations and other media. In September 1993, the Chicago Tribune began publishing Exito!, a weekly newspaper targeted to Spanish-speaking households. The Chicago Tribune owns Chicago Tribune Direct, a direct mail operation. The Chicago Tribune also operates audiotex services and publications targeted to specific consumer market segments. In January 1995, the Chicago Tribune acquired RELCON, Inc. for approximately $8 million in cash, which publishes free apartment and new home guides and provides apartment rental referral services to prospective renters.

                     Sun-Sentinel Company (Fort Lauderdale)

     The Sun-Sentinel is published daily, including Sunday, and leads the Broward/South Palm Beach market in circulation. Approximately 71% of the paper's daily and 65% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes. The paper's principal competition comes from the Miami Herald and national and local publications, as well as other media. The Miami/Fort Lauderdale market ranks 16th in the nation in terms of households. The daily Broward edition's newsstand price increased by $.10 to $.35 in May 1995. The daily South Palm Beach edition's newsstand price increased $.15 to $.50 in January 1996. The newsstand price of all Sunday editions was increased by $.25 to $1.00 in November 1989. In January 1992, the newsstand price of the South Palm Beach Sunday edition increased by $.25 to $1.25. In March 1996, the weekly home delivery price for the Broward edition increased $.15 to $2.75. In November 1996, the weekly home delivery price for the South Palm Beach edition increased $.25 to $3.00. The following tables set forth selected information for the Sun-Sentinel daily newspaper and other related activities.

                                                    Averages for the Twelve Months Ended December
                                                  -------------------------------------------------
                                                     1997                 1996                 1995
                                                  -------              -------              -------
Circulation:
  Daily..................................         257,000              256,000              262,000
  Sunday.................................         372,000              371,000              370,000

                                                              Fiscal Year Ended December
                                                 --------------------------------------------------
                                                     1997                 1996                 1995
                                                 --------             --------             --------
Advertising Inches (in thousands)(1):
  Full Run (all zones)
    Retail...............................           1,190                1,161                1,203
    General..............................             245                  240                  226
    Classified...........................           2,417                2,425                2,451
                                                 --------             --------             --------
       Total.............................           3,852                3,826                3,880
  Part Run...............................           2,938                2,980                2,967
  Preprinted Inserts.....................           1,754                1,521                1,748
                                                 --------             --------             --------
       Total Inches......................           8,544                8,327                8,595
                                                 --------             --------             --------

Operating Revenues (in thousands)........        $308,023             $292,248             $284,838
                                                 --------             --------             --------
-----
(1) Excludes inches for Gold Coast Shopper and other targeted publications.

     The 1997 improvement in advertising volume was mainly due to higher preprinted inserts for retailers. Higher classified help wanted inches were offset by lower real estate inches.

     The Sun-Sentinel Company owns Gold Coast Shopper, a publication located in Deerfield Beach. In 1991, two weekly publications, City Link (formerly known as
XS) and Exito!, targeted to young adults and Spanish-speaking households, respectively, were launched; Exito! ceased publication in December 1997. The Sun-Sentinel also offers delivery of other publications, audiotex services and publications targeted to specific consumer market segments, such as South Florida Parenting, acquired in 1994.

                     Orlando Sentinel Communications Company

     The Orlando Sentinel is published daily, including Sunday, and serves primarily a five-county area in Central Florida. It is the only major daily newspaper in the Orlando market, although it competes with other Florida and national newspapers, as well as other media. Approximately 77% of the paper's daily and 67% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes. In March 1992, the newsstand price of the daily edition increased $.15 to $.50, except for most Thursday editions, which had been priced at $.50 since February 1991. The newsstand price of the Sunday edition was increased to $1.50 from $1.25 at the end of 1990. In October 1995, the weekly home delivery price was increased by $.10 to $3.85. The Orlando/Daytona Beach/Melbourne market ranks 22nd among U.S. markets in terms of households. The following tables set forth selected information for The Orlando Sentinel daily newspaper and other related activities.

                                                    Averages for the Twelve Months Ended December
                                                  --------------------------------------------------
                                                     1997                 1996                  1995
                                                  -------              -------               -------
Circulation:
  Daily.....................................      259,000              261,000               268,000
  Sunday....................................      382,000              383,000               389,000

                                                              Fiscal Year Ended December
                                                 ---------------------------------------------------
                                                     1997                 1996                  1995
                                                 --------             --------              --------
Advertising Inches (in thousands):
  Full Run (all zones)
    Retail..................................          964                  914                   930
    General.................................          158                  133                   137
    Classified..............................        1,720                1,728                 1,848
                                                 --------             --------              --------
       Total................................        2,842                2,775                 2,915
  Part Run .................................        1,481                1,387                 1,506
  Preprinted Inserts........................        3,155                2,764                 2,787
                                                 --------             --------              --------
       Total Inches.........................        7,478                6,926                 7,208
                                                 --------             --------              --------

Operating Revenues (in thousands)...........     $253,570             $232,874              $221,786
                                                 --------             --------              --------

     The 1997 improvement in advertising volume was mainly due to higher preprinted inserts for retailers and full run retail inches for the department store and healthcare categories. Higher classified help wanted inches were offset by lower automotive inches as a result of auto dealer consolidations.

     The Orlando Sentinel also publishes US/Express, a free weekly entertainment publication that is used to distribute advertising to non-subscribers, which is syndicated nationally, a group of central Florida parenting magazines, and the RELCON apartment guide for the central Florida market. In 1997, The Orlando Sentinel began publishing New Homes and Auto Finder, which are free publications distributed in the Central Florida market.


                 The Daily Press, Inc. (Newport News, Virginia)

     The Daily Press is published daily, including Sunday, and serves the Hampton Roads market. The Daily Press constitutes the only major daily newspaper in the market, although it competes with other regional and national newspapers, as well as other media. The Hampton Roads market includes Newport News, Hampton, Williamsburg and eight other cities and counties in Virginia. This market area is also commonly called the Virginia Peninsula and, together with Norfolk, Portsmouth and Virginia Beach, is the 39th largest U.S. market in terms of households. The newsstand price of the daily edition increased by $.15 to $.50 in July 1996. The Sunday edition newsstand price was increased to $1.50 from $1.25 in October 1995. The weekly home delivery price was increased by $.30 to $3.05 in

October 1995. Approximately 82% of the paper's daily and 77% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes. The following tables set forth selected information for the Daily Press.

                                                    Averages for the Twelve Months Ended December
                                                  --------------------------------------------------
                                                     1997                 1996                  1995
                                                  -------              -------               -------
Circulation:
  Daily.....................................       98,000              100,000               103,000
  Sunday....................................      118,000              121,000               126,000

                                                               Fiscal Year Ended December
                                                  --------------------------------------------------
                                                     1997                 1996                  1995
                                                  -------              -------               -------
Advertising Inches (in thousands):
  Full Run (all zones)
    Retail..................................          630                  610                   674
    General.................................           35                   28                    18
    Classified..............................          926                  858                   887
                                                  -------              -------               -------
       Total................................        1,591                1,496                 1,579
  Part Run .................................          150                  125                   110
  Preprinted Inserts .......................        1,282                1,184                 1,185
                                                  -------              -------               -------
       Total Inches.........................        3,023                2,805                 2,874
                                                  -------              -------               -------

Operating Revenues (in thousands)...........      $55,721              $52,618               $51,555
                                                  -------              -------               -------

     The 1997 improvement in advertising volume was mainly due to higher preprinted inserts for retailers and full run classified inches, primarily in the automotive and help wanted categories.


                               Related Businesses

     The Company is also involved in syndication activities, advertising placement services, Internet and other online-related businesses and other publishing-related activities. The syndication activities, conducted primarily through Tribune Media Services ("TMS"), involve the marketing of columns, features, information and comic strips to newspapers. TMS is also engaged in advertising placement services for television listings in newspapers and the development of news products and services for electronic and print media. Internet and other online-related businesses include the electronic publishing of each of the Company's daily newspapers with enhanced content on the Internet. In addition, the Company owns and operates the Digital City affiliate in each of the Company's markets. See "Investments" for a discussion of the Company's investment in Digital City.

     Total operating revenues for these publishing-related businesses are shown below, net of intercompany revenues.

                               Operating Revenues
                                 (In thousands)

           Fiscal Year Ended
                December
                --------
                  1997................................  $30,827
                  1996................................   23,741
                  1995................................   22,739

      Other revenues rose in 1997 primarily due to increased revenues from Internet/electronic projects.

BROADCASTING AND ENTERTAINMENT

     The broadcasting and entertainment segment represented 39% of the Company's consolidated operating revenues in 1997. At December 28, 1997, the segment included WB television affiliates located in New York, Los Angeles, Chicago, Philadelphia, Boston, Dallas, Houston, Miami, Denver and San Diego; Fox television affiliates in Sacramento, Indianapolis, Hartford and Harrisburg; a CBS television affiliate (effective December 1994) in Atlanta; an ABC television affiliate (effective January 1996) in New Orleans; and four radio stations, one located in Chicago and three located in Denver.

     In March 1997, the Company acquired Renaissance Communications Corp., a publicly traded company that owned six television stations, for $1.1 billion in cash. The stations acquired were KDAF-Dallas, WDZL-Miami, KTXL-Sacramento, WXIN-Indianapolis, WTIC-Hartford and WPMT-Harrisburg. The Federal Communications Commission ("FCC") order granting the Company's application to acquire the Renaissance stations contained waivers of two FCC rules. First, the FCC temporarily waived its duopoly rule relating to the overlap of WTIC's and WPMT's broadcast signals with those of other Tribune stations. The temporary waivers were granted subject to the outcome of pending FCC rulemaking that is expected to make such duopoly waivers unnecessary. Second, the FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the Miami television station and the Fort Lauderdale Sun-Sentinel newspaper. The Company appealed the FCC's ruling and filed a petition with the FCC requesting a rulemaking procedure. Although the Court of Appeals affirmed the FCC's order requiring divestiture of either the Miami television station or the Sun-Sentinel newspaper, the FCC subsequently issued a rule review to consider modifying its cross-ownership rule. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both the Miami television station and the Sun-Sentinel newspaper until the rule review has concluded. The Company cannot predict the outcome of the FCC duopoly rulemaking or cross-ownership rule review.

     In May 1997, the Company reached an agreement with Emmis Broadcasting Corporation regarding the sale or exchange of the Company's WQCD radio station in New York. Effective July 1, 1997 and in connection with the agreement, Emmis assumed responsibility for certain operations of the station for up to three years for an annual fee of approximately $8 million, after which Emmis has the right to purchase the station. In December 1997, the Company signed an agreement with Emmis to exchange substantially all of the assets of WQCD, with a fair market value of approximately $160 million, and cash for the assets of television stations KTZZ-Seattle (WB) and WXMI-Grand Rapids (Fox). Emmis has agreed to acquire these television stations as part of its acquisition of Dudley Communications Corporation. The transaction, pending FCC approval, is expected to close during the second quarter of 1998.

     In January 1996, the Company acquired television station KHTV-Houston for $102 million in cash. In February 1996, the Company acquired the remaining minority interest in WPHL-Philadelphia for $23 million in cash. In April 1996, the Company acquired television station KSWB-San Diego for $72 million in cash. In November 1995, the Company swapped its two Sacramento radio stations, KYMX and KCTC, for $3 million in cash and a Denver radio station. The Company acquired television station WLVI-Boston in April 1994, for $25 million in cash. In June 1994, the Company acquired Farm Journal Inc., publisher of The Farm Journal, a leading farm magazine, for $17 million in cash. Farm Journal results were reported in radio until March 1997, when it was sold by the Company for approximately $17 million in cash. The acquisitions were accounted for as purchases.

     In entertainment/other, the Company owns the Chicago Cubs baseball team, produces and syndicates television programming and owns CLTV News, a Chicago-area news cable channel.

     The following table shows sources of revenue for the broadcasting and entertainment segment for the last three years.

                               Operating Revenues
                                 (In thousands)

                                                                Fiscal Year Ended December
                                                      ---------------------------------------------
                                                            1997             1996              1995
                                                      ----------         --------          --------
Television (1)................................        $  861,434         $680,504          $629,502
Radio (2).....................................            71,641           89,260            88,435
Entertainment/other (3).......................           124,454          106,986           110,869
                                                      ----------         --------          --------
    Total.....................................        $1,057,529         $876,750          $828,806
                                                      ----------         --------          --------
-----
(1)  Includes the six Renaissance stations since their acquisition in March
     1997, KHTV-Houston since its acquisition in January 1996 and KSWB-San Diego since its acquisition in April 1996.
(2)  Includes Farm Journal until its sale in March 1997 and WQCD, which transferred station operations to Emmis Broadcasting Corporation effective
     July 1, 1997 in return for an annual management fee.
(3)  1996 reflects the impact of the cancellation of two Tribune Entertainment syndicated programs, "Charles Perez" and "The Road." 1995 reflects the impact of the Major League baseball strike which began August 12, 1994 and ended in April 1995.

                                   Television

     In 1997, television contributed 81% of broadcasting and entertainment operating revenues. The Company's television stations compete for audience and advertising with other television and radio stations, cable television and other media serving the same markets. Competition for audience and advertising is based upon various interrelated factors including programming content, audience acceptance and price. Selected data for the Company's television stations is shown in the following table.

                                           Market (1)                                        Major
                                   ---------------------------                            Commercial    Expiration
                                   National   % of U.S.    FCC                            Stations in     of FCC        When
                                     Rank     Households    %     Channel   Affiliation   Market (2)    License (3)   Acquired
                                   --------   ----------   ---    -------   -----------   -----------   -----------   --------
WPIX  -  New York, NY...........       1         6.9       6.9     11-VHF       WB             6          1999          1948
KTLA  -  Los Angeles, CA........       2         5.1       5.1      5-VHF       WB             7          1998 (4)      1985
WGN   -  Chicago, IL............       3         3.2       3.2      9-VHF       WB             7          1997 (5)      1948
WPHL  -  Philadelphia, PA.......       4         2.7       1.3     17-UHF       WB             6          1999          1992
WLVI  -  Boston, MA.............       6         2.2       1.1     56-UHF       WB             7          1999          1994
KDAF  -  Dallas, TX ............       8         1.9       1.0     33-UHF       WB             8          1998 (6)      1997
WGNX  -  Atlanta, GA............      10         1.7       0.9     46-UHF       CBS            7          2005          1984
KHTV  -  Houston, TX ...........      11         1.7       0.8     39-UHF       WB             6          1998 (6)      1996
WDZL  -  Miami, FL..............      16         1.4       0.7     39-UHF       WB             6          2005 (7)      1997
KWGN  -  Denver, CO.............      18         1.2       1.2      2-VHF       WB             6          1998 (8)      1966
KTXL  -  Sacramento, CA.........      20         1.2       0.6     40-UHF       Fox            6          1998 (4)      1997
WXIN  -  Indianapolis, IN.......      25         1.0       0.5     59-UHF       Fox            6          2005          1997
KSWB  -  San Diego, CA..........      26         1.0       0.5     69-UHF       WB             6          1998 (4)      1996
WTIC  -  Hartford, CT...........      27         0.9       0.5     61-UHF       Fox            6          1999          1997
WGNO  -  New Orleans, LA........      41         0.6       0.3     26-UHF       ABC            6          2005          1983
WPMT  -  Harrisburg, PA.........      45         0.6       0.3     43-UHF       Fox            5          1999          1997
-----
(1)  Source:  Nielsen Station Index (DMA Market and Demographic Rank Report, September 1997). Ranking of markets is based on number of television households in DMA (Designated Market Area).
(2)  Source:  Nielsen Station Index (Viewers in Profile Reports, 1997). Major commercial stations program for a broad, general audience and have a large viewership in the market.
(3)  See "Governmental Regulation."
(4)  Expires December 1998. Renewal application will be filed.
(5)  Expired December 1997. Renewal application filed in August 1997 is pending.
(6)  Expires August 1998. Renewal application will be filed.

(7) The FCC has granted the Company a waiver extension to allow continued ownership of both the Miami television station and the Fort Lauderdale Sun-Sentinel newspaper until the FCC has completed a review of the newspaper/television cross-ownership rule. See "Item 3, Legal Proceedings" for a discussion of the cross-ownership rule.
(8)  Expires April 1998. Renewal application filed in December 1997 is pending.

     Programming emphasis at the Company's WB affiliated stations is placed on syndicated series, feature motion pictures, local and regional sports coverage, news and children's programs. The stations acquire most of their programming from outside sources, including The WB Television Network ("The WB Network"), although a significant amount is produced locally or supplied by Tribune Entertainment (see "Entertainment/Other"). The Company's stations affiliated with other major networks acquire most of their programming from those networks. Contracts for purchased programming generally cover a period of one to five years, with payment also typically made over several years. The expense for amortization of television broadcast rights in 1997 was $250 million, which represented approximately 29% of total television operating revenues.

     Average audience share information for the Company's television stations for the past three years is shown in the following table.

                                                             Average Audience Share (1)
                                                                 Year Ended December
                                                     ----------------------------------------
                                                       1997            1996              1995
                                                     ------          ------            ------
WPIX  -  New York, NY.........................        10.0%           11.0%             10.0%
KTLA  -  Los Angeles, CA......................         8.3             8.5              10.0
WGN   -  Chicago, IL..........................        10.0            10.0              10.8
WPHL  -  Philadelphia, PA.....................         4.5             4.8               5.3
WLVI  -  Boston, MA...........................         4.5             4.3               4.5
KDAF  -  Dallas, TX...........................         8.3             8.3              10.0
WGNX  -  Atlanta, GA..........................         8.3             8.3               9.3
KHTV  -  Houston, TX..........................         6.5             5.8               6.3
WDZL  -  Miami, FL............................         6.3             6.5               6.8
KWGN  -  Denver, CO...........................         8.0             8.8               9.0
KTXL  -  Sacramento, CA.......................         9.0             9.3              10.0
WXIN  -  Indianapolis, IN.....................         8.0             7.8               9.3
KSWB  -  San Diego, CA........................         4.0             3.3               2.5
WTIC  -  Hartford, CT.........................         7.5             8.3               8.8
WGNO  -  New Orleans, LA......................         9.8             7.3               9.0
WPMT  -  Harrisburg, PA.......................         7.8             7.3               6.8
-----
(1)  Represents the estimated number of television households tuned to a specific station as a percent of total viewing households in a defined area. The percentages shown reflect the average Nielsen ratings shares for the February, May, July and November measurement periods for 7 a.m. to 1 a.m. daily.


                                      Radio

     In 1997, the Company's radio operations contributed 7% of broadcasting and entertainment operating revenues. The largest radio station owned by the Company, measured in terms of operating revenues, is WGN. Radio operations include Tribune Radio Networks (which produces and distributes farm and sports programming to radio stations, primarily in the Midwest); WQCD (which transferred station operations to Emmis Broadcasting through a management agreement in July 1997); and Farm Journal (until its sale in March 1997).

     Selected information for the Company's radio operations is shown in the following table.

                                                                                  Number of
                                                                   National       Operating
                                                                    Market       Stations in      Audience
                                 Format              Frequency     Rank (1)       Market (2)      Share (3)
                        ------------------------     ---------     --------      -----------     ----------
WGN  -  Chicago, IL     Personality/Infotainment
                          /Sports                      720-AM          3              40             6.0%
KOSI -  Denver, CO      Adult Contemporary           101.1-FM         22              24             6.5%
KEZW -  Denver, CO      Nostalgia/Big Band            1430-AM         22              24             3.2%
KKHK -  Denver, CO      All Rock & Roll Hits          99.5-FM         22              24             4.6%
-----
(1)  Source:  Radio markets ranked by Arbitron Metro Survey Area, Arbitron Company 1997.
(2)  Source:  Arbitron Company 1997.
(3)  Source:  Average of Winter, Spring, Summer and Fall 1997 Arbitron shares for persons 12 years old and over, 6 a.m. to midnight daily during the period measured.


                               Entertainment/Other

     In 1997, entertainment/other contributed 12% of the segment's operating revenues. This portion of the broadcasting and entertainment segment includes Tribune Entertainment Company, the Chicago Cubs baseball team, one minor league baseball team and CLTV News.

      Tribune Entertainment Company was formed to acquire and develop weekly programming for Company television stations and for syndication. Tribune Entertainment participates in the production or distribution of first-run programming, including television shows, music and variety shows, one daily talk show, movies and specials. In 1997, Tribune Entertainment successfully launched two weekly action shows: "Earth: Final Conflict," which is aired on 177 stations that cover 96% of U.S. television households; and "Nightman," which is aired on 156 stations that cover 92% of U.S. television households. In addition, Tribune Entertainment produces and syndicates "The Geraldo Rivera Show," a one-hour, daily talk show, which is aired on 113 stations that cover 80% of U.S. television households. Mr. Rivera has announced his intention to end the show after the 1997-1998 television season. During the 1997-1998 television season, Tribune Entertainment originated or syndicated approximately 12.5 hours of first-run programs per week. On average, the Company's 16 television stations utilized approximately seven hours per week of programming furnished by Tribune Entertainment.

     The Company owns the Chicago Cubs baseball team. In addition to providing local sports entertainment, the Cubs represent an important source of live programming for the Company's Chicago-based broadcasting operations and regional cable programming service. The Company also owns a Class A Midwest League franchise in Rockford, Illinois.

     Agreement on a new five-year contract between the Major League Baseball Players Association ("MLBPA") and Major League Baseball was reached in December 1996. The previous contract expired on December 31, 1993. The MLBPA initiated a strike on August 12, 1994, and on August 28, 1994, the owners canceled the remainder of the 1994 Major League Baseball season. In April 1995, the National Labor Relations Board invalidated the owners' posted rules, and the players ended their strike. The 1995 baseball season began April 26, 1995. The strike shortened the 1995 season by 18 games and continued to impact attendance throughout the season. The new contract has not had a material impact on the Company's results of operations.

      CLTV News, a regional 24-hour cable news programming service, was launched in January 1993 and currently is available to more than 1.7 million cable households in the Chicago-area market.

EDUCATION

     The education segment represented 8% of the Company's consolidated operating revenues in 1997. Education operating revenues in 1997 were $226 million, up 17% from 1996 due primarily to improvements at all of the education businesses except Educational Publishing Corporation's Creative Publications division. Education revenues are derived from publishing supplemental and core curriculum education materials and adult education and trade books. The education market consists primarily of two components, core curriculum education products and supplemental education materials. The Company's education segment has become one of the nation's largest supplemental publishers for grades K-12.

     In September 1997, the Company acquired Shortland Publications Limited for $32 million in cash. Shortland is a New Zealand-based company that publishes reading, language arts, science and social studies materials for several international elementary school markets. In December 1997, the Company acquired approximately 80% of Landoll, Inc. for $77 million in cash. Landoll publishes children's books for the mass market. In March 1996, the Company acquired Educational Publishing Corporation for $205 million in cash and NTC Publishing Group for $83 million in cash. Educational Publishing publishes supplemental and core curriculum education materials through its Creative Publications and Ideal/Instructional Fair divisions. NTC Publishing publishes trade books and educational products for the school and consumer markets. In August 1995, the Company acquired Everyday Learning Corporation, a publisher of mathematics materials for grades kindergarten through 6, for $25 million in cash. In February 1994, the Company acquired The Wright Group, a publisher of supplemental education materials for the elementary school market, for $96 million in cash. In July 1993, the Company acquired Contemporary Books, Inc., a publisher of nonfiction trade titles and educational books and materials, for $22 million in cash and $18.5 million in common stock. In September 1993, the Company acquired Compton's Multimedia Publishing Group for $57 million in cash. The Company sold Compton's to The Learning Company, Inc. in December 1995. The acquisitions were accounted for as purchases.


INVESTMENTS

     The Company has investments in several public and private companies. See
Note 6 to the Company's Consolidated Financial Statements in the 1997 Annual Report to Shareholders for a discussion of the Company's cost and equity method investments.

     The principal equity method investments include Digital City, The WB Network and Qwest Broadcasting. In 1996, the Company purchased a 20% equity interest in Digital City, a venture with America Online to develop a national network of local interactive services. The Company acquired a 13% equity interest in The WB Network in 1995, and exercised options to increase its ownership interest to 22% in 1997 and 25% in March 1998. The WB is a growing network that provides the Company's WB affiliate television stations with original prime-time and kids' programming. In 1995, the Company acquired a 33% equity interest in Qwest Broadcasting, which owns WB affiliate television stations in Atlanta and New Orleans.


NON-RECURRING ITEMS

     In 1997, the Company sold a portion of its investment portfolio and wrote down certain investments. In 1996, the Company recorded non-recurring equity income representing the Company's interest in a gain recorded by Qwest Broadcasting for the cancellation of an option to purchase a television station. In 1995, the Company sold a portion of its investment in America Online common stock, a publishing subsidiary and an education subsidiary. See Note 3 to the Company's Consolidated Financial Statements in the 1997 Annual Report to Shareholders for a discussion of these non-recurring items.

DISCONTINUED OPERATIONS (QUNO CORPORATION)

     In March 1996, the Company completed the sale of its holdings in QUNO Corporation, a Canadian newsprint company, as part of QUNO's merger with Donohue Inc. The Company owned approximately 34% of QUNO's common stock plus $138.8 million in convertible debt. The sale resulted in a 1996 after-tax gain of $89.3 million, or $.66 per diluted share. The gross proceeds from the sale were approximately $427 million in cash, Donohue stock and short-term notes. Immediately after the sale, the Company sold the Donohue stock and notes for cash. After-tax proceeds were approximately $331 million. QUNO has been accounted for as a discontinued operation in the Company's consolidated financial statements.

     QUNO newsprint sales to affiliated (Tribune) and unaffiliated customers for 1995 were 251,000 metric tons and 585,000 metric tons, respectively. See "Publishing" for a discussion of the supply contract between the Company and Donohue.


GOVERNMENTAL REGULATION

     Various aspects of the Company's operations are subject to regulation by governmental authorities in the United States.

     The Company's television and radio broadcasting operations are subject to Federal Communications Commission jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses, and limit concentrations of broadcasting control inconsistent with the public interest. Federal law also regulates the rates charged for political advertising and the quantity of advertising within children's programs. The Company is permitted to own both newspaper and broadcast operations in the Chicago market by virtue of "grandfather" provisions in the FCC regulations. National limits on the number of broadcast stations a licensee may own were removed by Congress in 1996. However, federal law continues to limit the number of radio and television stations a single owner may own in a local market, and the percentage of the national television audience that may be reached by a licensee's television stations in the aggregate. Television and radio broadcasting licenses are subject to renewal by the FCC, at which time they may be subject to competing applications for the licensed frequencies. At December 28, 1997, the Company had FCC authorization to operate 16 television stations and two AM and three FM radio stations.

     The FCC has approved technical standards and channel assignments for digital television ("DTV") service. DTV will permit broadcasters to transmit video images with higher resolution than existing analog signals. Operators of full-power television stations (including those owned by the Company) have each been assigned a second channel for DTV while they continue analog broadcasts on the original channel. After the transition is complete, broadcasters will be required to return one of the two channels to the FCC and transmit exclusively in digital format. By law, the transition to DTV is to occur by December 31, 2006, subject to extension under certain circumstances. Conversion to digital transmission will require all television broadcasters, including those owned by the Company, to invest in digital equipment and facilities. The Company does not believe that the required capital expenditures will have a material effect on its consolidated financial position or results of operations.

     The FCC has not yet issued regulations governing some aspects of DTV operation. These include the obligations of cable television systems and other multichannel video providers to carry DTV signals, additional "public interest" obligations that may be imposed on broadcasters' use of DTV, and fees to be paid by broadcasters to the government for transmitting subscription-based services over the DTV channel.

     From time to time, the FCC revises existing regulations and policies in ways that could affect the Company's broadcasting operations. In addition, Congress from time to time considers and adopts substantive amendments to the governing communications legislation. The Company cannot predict what regulations or legislation may be proposed or finally enacted or what effect, if any, such regulations or legislation could have on the Company's broadcasting operations. See "Item 3, Legal Proceedings" for a discussion of pending FCC rulemaking and rule review.

EMPLOYEES

     The average number of full-time equivalent employees of the Company in 1997 was 11,600, approximately 900 more than the average for 1996. The increase was due to the net impact of the 1996 and 1997 acquisitions and dispositions and the growth of the Company's Internet/online businesses.

     Pension and other employee benefit plans are provided for substantially all employees of the Company. Eligible employees also participate in the Company's Employee Stock Ownership Plan.

     During 1997, the Company's publishing segment employed approximately 7,700 full-time equivalent employees, about 7% of whom were represented by a total of five unions. Contracts with unionized employees of the publishing segment expire at various times through September 1999.

     Broadcasting and entertainment had an average of 3,000 full-time equivalent employees in 1997. Approximately 22% of these employees were represented by a total of 21 unions. Contracts with unionized employees of the broadcasting and entertainment segment expire at various times through December 1999.

     Education had an average of 900 full-time equivalent employees in 1997. Approximately 9% of these employees were represented by one union. The contract with the unionized employees of the education segment expires in October 1998.


EXECUTIVE OFFICERS OF THE COMPANY

     Information with respect to the executive officers of the Company as of March 10, 1998 is set forth below. The descriptions of the business experience of these individuals include the principal positions held by them since March 1993.

Robert D. Bosau (51)
President since May 1997 and Executive Vice President from August 1994 to May 1997 of Tribune Education Company*; Vice President/Administration of Tribune Publishing Company* until August 1994.

James C. Dowdle (64)
Executive Vice President of the Company; President and Chief Executive Officer of Tribune Broadcasting Company* until May 1997; President of Tribune Publishing Company* from August 1994 to May 1997; Director of the Company since 1985.

Dennis J. FitzSimons (47)
President since May 1997 and Executive Vice President from August 1994 until May 1997 of Tribune Broadcasting Company*; President of Tribune Television Company* until August 1994.

Jack W. Fuller (51)
President since May 1997 of Tribune Publishing Company*; President and Publisher from September 1993 to May 1997 and Vice President/Editor until September 1993 of Chicago Tribune Company*.

Donald C. Grenesko (49)
Senior Vice President/Finance and Administration since August 1996, Senior Vice President and Chief Financial Officer from March 1993 to August 1996 and Vice President and Chief Financial Officer until March 1993 of the Company.
-----
* A subsidiary of the Company.

David D. Hiller (44)
Senior Vice President/Development since November 1993, Senior Vice President and General Counsel from March to November 1993 of the Company; Partner, Sidley & Austin until November 1993.

Crane H. Kenney (35)
Vice President/General Counsel and Secretary since August 1996, Vice President/Chief Legal Officer from February 1996 to August 1996, Senior Counsel from March 1995 to January 1996 and Counsel from February 1994 to February 1995 of the Company; Associate, Schiff, Harden & Waite until January 1994.

Luis E. Lewin (49)
Vice President/Human Resources since October 1996 and Director of Human Resources from March 1994 to October 1996 of the Company; Acting Publisher of Exito! in Chicago from December 1995 to September 1996; Vice President/Human Resources of Sun-Sentinel Company* until March 1994.

John W. Madigan (60)
Chairman since January 1996, Chief Executive Officer since May 1995, President since May 1994, Chief Operating Officer from May 1994 to May 1995 and Executive Vice President of the Company until May 1994; President of Tribune Publishing Company* until May 1994; Publisher of the Chicago Tribune until May 1994 and President and Chief Executive Officer of Chicago Tribune Company* until September 1993; Director of the Company since 1975.

Ruthellyn Musil (46)
Vice President/Corporate Relations since March 1995 and Director of Communications until March 1995 of the Company.

Jeff R. Scherb (40)
Senior Vice President/Chief Technology Officer since August 1996 of the Company; Chief Technology Officer and Senior Vice President, Dun & Bradstreet Software from March 1995 to August 1996; Vice President/Systems Development, Turner Broadcasting from 1994 to 1995; Senior Vice President/Product Development, Delphi Information Systems until 1994.
-----
* A subsidiary of the Company.

ITEM 2.       PROPERTIES.

     The corporate headquarters of the Company are located at 435 North Michigan Avenue, Chicago, Illinois. The general character, location and approximate size of the principal physical properties used by the Company on December 28, 1997 are listed below. In addition to those listed, the Company owns or leases transmitter sites, parking lots and other properties aggregating approximately 624 acres in 55 separate locations, and owns or leases an aggregate of approximately 1,552,000 square feet of space in 193 locations. The Company also owns the 39,000-seat stadium used by the Chicago Cubs baseball team. The Company considers its various properties to be in good condition and suitable for the purposes for which they are used.

                                                                               Approximate Area in Square Feet
                                                                               -------------------------------
        General Character of Property                                            Owned                 Leased
        -----------------------------                                          ---------             ---------
Publishing:
  Printing plants, business and editorial offices
     and warehouse space located in:
        Chicago, Illinois.................................................     1,327,000  (1)          161,000
        Orlando, Florida..................................................       424,000                98,000
        Deerfield Beach, Florida..........................................       386,000                     -
        Northlake, Illinois...............................................             -               216,000
        Newport News, Virginia............................................       207,000                     -
        Fort Lauderdale, Florida..........................................             -  (2)          128,000

Broadcasting and Entertainment:
  Business offices, studios and transmitters located in:
        Los Angeles, California...........................................       253,000                     -
        New York, New York................................................             -               131,000
        Chicago, Illinois.................................................        99,000                 4,000
        Oak Brook, Illinois...............................................             -                69,000
        Denver, Colorado..................................................        44,000                11,000
        Houston, Texas....................................................        36,000                     -
        Indianapolis, Indiana.............................................         5,000                31,000
        Dallas, Texas.....................................................        33,000                     -
        Boston, Massachusetts.............................................        28,000                     -
        Philadelphia, Pennsylvania........................................        22,000                 2,500
        Sacramento, California............................................        24,000                     -
        Chula Vista, California...........................................        22,000                     -
        Hartford, Connecticut.............................................             -                22,000
        New Orleans, Louisiana............................................             -                22,000
        Atlanta, Georgia..................................................             -                21,000
        Miami, Florida....................................................        20,000                     -
        York, Pennsylvania................................................        20,000                     -

Education:
  Printing plants, business offices and warehouse space located in:
        Ashland, Ohio.....................................................             -               716,000
        Chicago, Illinois.................................................       185,000                29,000
        Alsip, Illinois...................................................             -               171,000
        Kirkland, Washington..............................................             -               126,000
        Lincolnwood, Illinois.............................................             -                71,000
        Bothell, Washington...............................................             -                60,000
        Grand Rapids, Michigan............................................             -                53,000
        Mountain View, California.........................................             -                28,000
        Denver, Colorado..................................................             -                 9,700
        Oakdale, Iowa.....................................................             -                 5,800
-----
(1)  Includes Tribune Tower, an approximately 630,000 square foot office building in downtown Chicago, and Freedom
     Center, the approximately 697,000 square foot production center of the Chicago Tribune. Tribune Tower houses the Company's corporate headquarters, the Chicago Tribune's business and editorial offices, offices of various subsidiary companies and approximately 70,000 square feet of space leased to unaffiliated tenants.
     Freedom Center houses the Chicago Tribune's printing, packaging and distribution operations.
(2)  In 1997, the Company sold New River Center, an office building in downtown Fort Lauderdale. The Sun-Sentinel newspaper subsidiary currently leases approximately 35% of the building.

ITEM 3.        LEGAL PROCEEDINGS.

     The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies.

     In March 1997, the Company acquired Renaissance Communications Corp., a publicly traded company that owned six television stations, for $1.1 billion in cash. The stations acquired were KDAF-Dallas, WDZL-Miami, KTXL-Sacramento, WXIN-Indianapolis, WTIC-Hartford and WPMT-Harrisburg. The Federal Communications Commission ("FCC") order granting the Company's application to acquire the Renaissance stations contained waivers of two FCC rules. First, the FCC temporarily waived its duopoly rule relating to the overlap of WTIC's and WPMT's broadcast signals with those of other Tribune stations. The temporary waivers were granted subject to the outcome of pending FCC rulemaking that is expected to make such duopoly waivers unnecessary. Second, the FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the Miami television station and the Fort Lauderdale Sun-Sentinel newspaper. The Company appealed the FCC's ruling and filed a petition with the FCC requesting a rulemaking procedure. Although the Court of Appeals affirmed the FCC's order requiring divestiture of either the Miami television station or the Sun-Sentinel newspaper, the FCC subsequently issued a rule review to consider modifying its cross-ownership rule. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both the Miami television station and the Sun-Sentinel newspaper until the rule review has concluded. The Company cannot predict the outcome of the FCC duopoly rulemaking or cross-ownership rule review.

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


                                     PART II


ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
               STOCKHOLDER MATTERS.

     The Company's Common Stock is presently listed on the New York, Chicago and Pacific stock exchanges. Per share data have been restated to reflect a two-for-one common stock split effective January 15, 1997. The high and low sales prices of the Common Stock by fiscal quarter for the two most recent fiscal years, as reported on the New York Stock Exchange Composite Transactions list, were as follows:

                                          1997                     1996
                                 ---------------------     --------------------
     Quarter                        High         Low         High         Low
     -------                     ---------    --------     -------     --------
     First..................     $42 3/8      $35 1/2      $34 1/2     $28 5/16
     Second.................      50 5/16      39 3/4       38 1/8      32 1/16
     Third..................      54 13/16     48           39 1/2      31 5/8
     Fourth.................      61 1/2       51 9/16      44 1/8      37 7/8

     At March 10, 1998, there were 5,678 holders of record of the Company's Common Stock.

     Quarterly cash dividends declared on Common Stock were $.16 per share in 1997 and $.15 per share in 1996. Total cash dividends declared on Common Stock by the Company were $78,646,000 for 1997 and $73,742,000 for 1996.

     During 1997, the Company did not sell any of its equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

ITEM 6.        SELECTED FINANCIAL DATA.

     The information for the years 1993 through 1997 contained under the heading "Eleven Year Financial Summary" in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

     The following table shows basic earnings per share for the last 11 years.

                       Basic Earnings (Loss) per Share (1)

                              Continuing Operations
                         ------------------------------
                            Before
                         Non-Recurring                          Discontinued           Net
                             Items            Total (2)          Operations          Income
                         -------------        ---------         ------------         ------
        1997                 $2.49               $3.05              $   -             $3.05
        1996                  2.10                2.15                .73              2.88
        1995                  1.68                1.75                .25              2.00
        1994                  1.60                1.60                .06              1.66
        1993                  1.40                1.40               (.12)             1.28
        1992 (3)              1.24                1.24               (.33)              .78
        1991                  1.09                1.09               (.12)              .97
        1990                  1.44                (.49)              (.12)             (.61)
        1989                  1.38                1.38                .21              1.59
        1988                   .99                 .99                .40              1.39
        1987                   .73                 .60                .30               .90

-----
(1) All per share data have been restated for the two-for-one common stock split effective January 15, 1997.
(2) Includes non-recurring items as follows: gain on the sales of investments, net of write-downs, totaling $.56 per share in 1997; equity income related to Qwest Broadcasting of $.05 per share in 1996; gain on the sale of investment and subsidiaries totaling $.07 per share in 1995; and charges relating to the New York Daily News totaling $1.93 per share in 1990 and $.13 per share in 1987.
(3) The adoption of new accounting rules for retiree benefits, income taxes and postemployment benefits decreased net income per share by $.13 per share in 1992.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1997 Annual Report to Shareholders is incorporated herein by reference.

     The Company is currently evaluating the Year 2000 issue concerning the ability of its operational and financial reporting systems to properly recognize date sensitive information when the year changes to 2000. Systems that do not properly recognize such information could generate erroneous data or cause system failures. Both internal and external resources are being utilized to test the Company's systems. The Company has determined that it will be required to modify or, in certain cases, replace portions of its systems in order to address the Year 2000 issue and such system remediations are being effected.
The Company believes that with modifications to its existing systems and conversions to new systems, the Year 2000 issue can be mitigated. However, if such modifications and conversions are not made, or are not completed in a timely manner, the Year 2000 issue could impact the operations of the Company.

     The Company has also initiated communications with its significant suppliers and large customers to determine their plans to address the Year 2000 issue. While the Company expects a successful resolution of all issues, there can be no guarantee that the systems of other companies will be converted in a timely manner.

     Management believes the cost of addressing these issues will not have a material effect on the financial position or the results of operations of the Company.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information provided below about the Company's market sensitive financial information contains forward-looking statements.

Interest rate risks. The Company's long-term debt is subject to changes in interest rates in the United States. All of the Company's borrowings are denominated in U.S. dollars. The Company's policy is to manage interest rate risk through the use of a combination of medium-term notes and commercial paper. The Company currently does not use derivative financial instruments.


                                       Fixed Rate       Weighted Avg.        Variable Rate        Weighted Avg.
Maturities (in thousands)                 Debt          Interest Rate             Debt            Interest Rate
------------------------               ----------       -------------        -------------        -------------
1998 (1)                               $   37,098            8.4%               $476,375               5.9%
1999                                       61,914            7.5%                      -                 -
2000                                       80,052            7.4%                      -                 -
2001 (1)                                   36,166            8.4%                      -                 -
2002                                       92,827            7.1%                      -                 -
Thereafter                                770,369            6.5%                      -                 -
                                       ----------                               --------
Total                                  $1,078,426                               $476,375
                                       ----------                               --------

Fair Value at Dec. 28, 1997 (2)        $1,099,046                               $476,375
                                       ----------                               --------

-----
(1) As discussed in Note 7 to the Company's Consolidated Financial Statements in the 1997 Annual Report to Shareholders, medium-term notes (fixed rate debt) of $3.8 million and promissory notes (variable rate debt) of $476.4 million scheduled to mature in 1998 were presented as maturing in 2001 for financial statement presentation because of the Company's ability and intent to refinance these maturities.
(2) Fair value was determined based on quoted market prices for similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms.

Equity price risks. The Company has common stock investments in several publicly traded companies which are subject to market price volatility. These investments are classified as available for sale and are recorded on the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in a separate component of shareholders' equity.

     The following analysis presents the hypothetical change in the fair value of the Company's common stock investments in publicly traded companies arising from selected hypothetical changes in each stock's price. The fair value of the Company's common stock investments in publicly traded companies assuming stock price fluctuations of plus or minus 10%, 20% and 30% would be as follows (in thousands):

                                    Valuation of Investments                            Valuation of Investments
                                 Assuming Indicated Decrease in                      Assuming Indicated Increase in
                                       Each Stock's Price                                  Each Stock's Price
                                --------------------------------   Dec. 28, 1997    --------------------------------
                                  -30%        -20%        -10%      Fair Value        +10%        +20%        +30%
                                --------    --------    --------   -------------    --------    --------    --------
Common stock investments
    in public companies         $184,329    $210,661    $236,994      $263,327      $289,659    $315,992    $342,325

     During the last 12 quarters, market price movements have caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in nine of the quarters, by 20% or more in five of the quarters and by 30% or more in three of the quarters.

ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Consolidated Financial Statements and Notes thereto appearing on pages 51 through 71 of the Company's 1997 Annual Report to Shareholders, together with the report thereon of Price Waterhouse LLP dated February 10, 1998, appearing on page 50 of such Annual Report, the information contained under the heading "Quarterly Results (Unaudited)" on pages 72 and 73, and the information contained under the heading "Business Segments" appearing on page 76 are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                    PART III


ITEM 10.          DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained under the heading "Executive Officers of the Company" in Item 1 hereof, and the information contained under the heading "Election of Directors" and contained under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Ownership Information" in the definitive Proxy Statement for the Company's May 5, 1998 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 11.          EXECUTIVE COMPENSATION.

     The information contained under the heading "Executive Compensation" (except those portions relating to Item 13, below) in the definitive Proxy Statement for the Company's May 5, 1998 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                  MANAGEMENT.

     The information contained under the subheadings "Principal Stockholders" and "Management Ownership" under the heading "Ownership Information" in the definitive Proxy Statement for the Company's May 5, 1998 Annual Meeting of Stockholders is incorporated herein by reference.


ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the heading "Executive Compensation" (except those portions relating to Item 11, above) and contained under the subheadings "Compensation of Directors" and "Other Transactions" under the heading "Election of Directors" in the definitive Proxy Statement for the Company's May 5, 1998 Annual Meeting of Stockholders is incorporated herein by reference.

                                     PART IV


ITEM 14.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)&(2) Financial Statements and Financial Statement Schedule filed as part of this report

             As listed in the Index to Financial Statements and Financial Statement Schedule on page 24 hereof.

(a)(3)       Index to Exhibits filed as part of this report

             As listed in the Exhibit Index beginning on page 27 hereof.

(b)          Reports on Form 8-K

             The Company filed one report on Form 8-K during the last quarter of the period covered by this report.

             o The Company filed a Form 8-K Current Report dated December 12,
               1997, which reported under Item 5 the declaration of a dividend of one preferred share purchase right for each outstanding share of common stock, without par value, of the Company. The dividend was paid to stockholders of record at the close of business on January 5, 1998. No financial statements were filed as part of the report.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 1998.


                                 TRIBUNE COMPANY
                                 (Registrant)


                                 /s/ John W. Madigan
                                 -------------------
                                 John W. Madigan
                                 Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 24, 1998.



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




     /s/ Dudley S. Taft
     ------------------
     Dudley S. Taft                     Director




     /s/ Arnold R. Weber
     -------------------
     Arnold R. Weber                    Director

                                 TRIBUNE COMPANY

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                            Page
                                                                            ----
Consolidated Statements of Income for each of the three
   fiscal years in the period ended December 28, 1997........................  *

Consolidated Balance Sheets at December 28, 1997
   and December 29, 1996.....................................................  *

Consolidated Statements of Cash Flows for each of the
   three fiscal years in the period ended December 28, 1997..................  *

Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended December 28, 1997........................  *

Notes to Consolidated Financial Statements...................................  *

Report of Independent Accountants on Consolidated
   Financial Statements......................................................  *

Report of Independent Accountants on Financial
   Statement Schedule........................................................ 25

Financial Statement Schedule for each of the three fiscal years in the period ended December 28, 1997............................................ 26

   Schedule II      Valuation and qualifying accounts and reserves.

-----
* Incorporated by reference to the Company's 1997 Annual Report to Shareholders. See Item 8 of this Annual Report on Form 10-K.

                                     -----

All other schedules required under Regulation S-X are omitted because they are not applicable or not required.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE


To the Board of Directors of Tribune Company

Our audits of the consolidated financial statements referred to in our report dated February 10, 1998 appearing in the 1997 Annual Report to Shareholders of Tribune Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ Price Waterhouse LLP
------------------------
PRICE WATERHOUSE LLP

Chicago, Illinois
February 10, 1998

                                                                                                                   SCHEDULE II
                                 TRIBUNE COMPANY

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (In thousands of dollars)


                                                                      Additions        Additions
                                                        Balance at    Charged to       Recorded                     Balance
                                                         Beginning    Costs and          Upon                      at End of
         Description                                     of Period     Expenses      Acquisitions    Deductions      Period
         -----------                                    ----------    ----------     ------------    ----------    ---------
Valuation accounts deducted from assets
     to which they apply:

Year ended December 28, 1997
     Accounts receivable allowances:
         Bad debts....................................    $24,445       $19,135         $4,158         $16,029      $31,709
         Rebates, volume discounts and other..........      9,961        19,945            633          19,043       11,496
                                                          -------       -------         ------         -------      -------
               Total..................................    $34,406       $39,080         $4,791         $35,072      $43,205
                                                          =======       =======         ======         =======      =======

Year ended December 29, 1996
     Accounts receivable allowances:
         Bad debts....................................    $23,078       $19,846         $  992         $19,471      $24,445
         Rebates, volume discounts and other..........      7,076        20,313          1,331          18,759        9,961
                                                          -------       -------         ------         -------      -------
               Total..................................    $30,154       $40,159         $2,323         $38,230      $34,406
                                                          =======       =======         ======         =======      =======

Year ended December 31, 1995
     Accounts receivable allowances:
         Bad debts....................................    $24,464       $19,745              -         $21,131      $23,078
         Rebates, volume discounts and other..........      9,534        27,754              -          30,212        7,076
                                                          -------       -------         ------         -------      -------
               Total..................................    $33,998       $47,499              -         $51,343 (1)  $30,154
                                                          =======       =======         ======         =======      =======
-----
(1) For 1995, $9,389 represents deductions pertaining to Compton's NewMedia and Times Advocate Company, sold in 1995.

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

     3.1a Amended Certificate of Designation of Series A Junior Participating Preferred stock, dated December 2, 1997.

     3.2        *     By-Laws of Tribune Company As Amended and In Effect on
                      December 10, 1996. (Exhibit 3.2 to Annual Report on Form
                      10-K for 1996).

     4          *     Rights Agreement between Tribune Company and First Chicago
                      Trust Company of New York, as Rights Agent, dated as of
                      December 12, 1997 (Exhibit 1 to Form 8-K Current Report dated December 12, 1997).

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

     10.4       o*    Tribune Company Bonus Deferral Plan, dated as of December
                      14, 1993 (Exhibit 10.8 to Annual Report on Form 10-K for
                      1993).

     10.4a      o*    First Amendment of Tribune Company Bonus Deferral Plan,
                      effective December 1, 1996 (Exhibit 10.4a to Annual Report on Form 10-K for 1996).

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

     10.13      o*    Tribune Company Amended and Restated 1995 Nonemployee
                      Director Stock Option Plan, dated October 22, 1996
                      (Exhibit 10.19 to Form 10-Q Quarterly Report for the quarter ended September 29, 1996).

     Number                             Description
     ------                             -----------

     10.14      o     Tribune Company Amended and Restated 1996 Nonemployee
                      Director Stock Compensation Plan, dated as of February 17,
                      1998.

     10.15      o*    Tribune Company 1997 Incentive Compensation Plan effective
                      December 29, 1996 (Exhibit 10.15 to Form 10-Q Quarterly
                      Report for the quarter ended March 30, 1997).

     11               Statements of Computation of Basic and Diluted Earnings
                      Per Share.

     12               Computation of Ratios of Earnings to Fixed Charges.

     13 The portions of the Company's 1997 Annual Report to Shareholders which are specifically incorporated herein by reference.

     21               Table of subsidiaries of Tribune Company.

     23               Consent of Independent Accountants.

     27               Financial Data Schedule.

     27.1             Restated Financial Data Schedules (1997).

     27.2             Restated Financial Data Schedules (1996 and 1995).

     99 Form 11-K financial statements for the Tribune Company Savings Incentive Plan (to be filed by amendment).