Form 10-Q
period 1998-03-29
TRIBUNE CO
filed 1998-05-12
CIK 726513

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 29, 1998

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


        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

       At May 8, 1998 there were 122,092,433 shares outstanding of the Company's Common Stock (without par value).






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

                                                                                        First Quarter Ended
                                                                                ----------------------------------
                                                                                March 29, 1998      March 30, 1997
                                                                                --------------      --------------
Operating Revenues.........................................................        $672,693            $593,919

Operating Expenses
Cost of sales (exclusive of items shown below).............................         323,131             278,724
Selling, general and administrative........................................         158,241             150,514
Depreciation and amortization of intangible assets.........................          47,269              36,569
                                                                                   --------            --------
Total operating expenses...................................................         528,641             465,807
                                                                                   --------            --------

Operating Profit...........................................................         144,052             128,112

Net loss on equity investments.............................................         (14,325)            (11,703)
Sale of investment.........................................................           7,299                   -
Interest income............................................................           1,441               9,430
Interest expense...........................................................         (21,140)            (15,574)
                                                                                   --------            --------

Income Before Income Taxes.................................................         117,327             110,265
Income taxes...............................................................         (47,250)            (45,760)
                                                                                   --------            --------

Net Income.................................................................          70,077              64,505
Preferred dividends, net of tax............................................          (4,695)             (4,699)
                                                                                   --------            --------

Net Income Attributable to Common Shares...................................        $ 65,382            $ 59,806
                                                                                   ========            ========

Earnings Per Share:
Basic.....................................................................           $  .53              $  .49
                                                                                     ======              ======

Diluted...................................................................           $  .49              $  .45
                                                                                     ======              ======

Dividends per common share................................................           $  .17              $  .16
                                                                                     ======              ======

See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)


                                                                               March 29, 1998      December 28, 1997
                                                                               --------------      -----------------
                                                                                 (Unaudited)
ASSETS
Current assets
Cash and short-term investments.............................................    $    4,551            $   66,618
Accounts receivable, net....................................................       411,032               442,332
Inventories.................................................................        99,969                99,491
Broadcast rights............................................................       199,061               190,339
Prepaid expenses and other..................................................        60,983                48,969
                                                                                ----------            ----------
Total current assets........................................................       775,596               847,749

Property, plant and equipment...............................................     1,569,397             1,550,897
Accumulated depreciation....................................................      (924,531)             (900,450)
                                                                                ----------            ----------
Net properties..............................................................       644,866               650,447

Broadcast rights............................................................       129,950               162,096
Intangible assets, net......................................................     2,527,745             2,503,069
Investments.................................................................       625,380               481,544
Other.......................................................................       137,935               132,649
                                                                                ----------            ----------
Total assets................................................................    $4,841,472            $4,777,554
                                                                                ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year..........................................    $   33,347            $   33,348
Contracts payable for broadcast rights......................................       213,361               210,565
Deferred income ............................................................        76,231                53,065
Income taxes................................................................        78,256                31,367
Accounts payable, accrued expenses and other current liabilities............       376,064               377,875
                                                                                ----------            ----------
Total current liabilities...................................................       777,259               706,220

Long-term debt..............................................................     1,385,264             1,521,453
Deferred income taxes.......................................................       407,878               363,186
Contracts payable for broadcast rights......................................       201,564               230,832
Compensation and other obligations..........................................       133,187               129,859
                                                                                ----------            ----------
Total liabilities...........................................................     2,905,152             2,951,550

Shareholders' equity
Series B convertible preferred stock........................................       294,149               303,864
Common stock and additional paid-in capital.................................       214,229               202,419
Retained earnings...........................................................     2,555,538             2,506,292
Treasury stock (at cost)....................................................    (1,182,565)           (1,159,832)
Unearned compensation related to ESOP.......................................      (188,380)             (188,380)
Accumulated other comprehensive income......................................       243,349               161,641
                                                                                ----------            ----------
Total shareholders' equity..................................................     1,936,320             1,826,004
                                                                                ----------            ----------
Total liabilities and shareholders' equity..................................    $4,841,472            $4,777,554
                                                                                ==========            ==========

See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                        First Quarter Ended
                                                                                ----------------------------------
                                                                                March 29, 1998      March 30, 1997
                                                                                --------------      --------------
Operations
Net income...................................................................      $  70,077           $   64,505
Gain on sale of investment...................................................         (7,299)                   -
Adjustments to reconcile net income to net cash provided by operations:
        Depreciation and amortization of intangible assets...................         47,269               36,569
        Other, net...........................................................         86,889               55,371
                                                                                   ---------           ----------
Net cash provided by operations..............................................        196,936              156,445
                                                                                   ---------           ----------

Investments
Capital expenditures.........................................................        (25,007)             (14,886)
Acquisitions and investments.................................................        (61,908)          (1,131,788)
Proceeds from sale of investment.............................................          9,052                    -
Other, net...................................................................         (3,481)              (1,195)
                                                                                   ---------           ----------
Net cash used for investments................................................        (81,344)          (1,147,869)
                                                                                   ---------           ----------

Financing
Proceeds from issuance of long-term debt.....................................         25,000              793,681
Repayments of long-term debt.................................................       (161,190)              (6,101)
Sale of common stock to employees, net.......................................         14,846                5,622
Purchase of treasury stock...................................................        (35,484)             (34,298)
Dividends....................................................................        (20,831)             (19,611)
                                                                                   ---------           ----------
Net cash provided by (used for) financing....................................       (177,659)             739,293
                                                                                   ---------           ----------

Net decrease in cash and short-term investments..............................        (62,067)            (252,131)

Cash and short-term investments at the beginning of year.....................         66,618              274,170
                                                                                   ---------           ----------

Cash and short-term investments at the end of quarter........................      $   4,551           $   22,039
                                                                                   =========           ==========

See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:
-------

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the "Company" or "Tribune") as of March 29, 1998 and the results of their operations and their cash flows for the quarters ended March 29, 1998 and March 30, 1997. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 1998 presentation. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included by reference in the Company's Annual Report on Form 10-K.


Note 2:
-------

      In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The statement requires companies to report comprehensive income, which includes net income and certain items that are reported as separate components of shareholders' equity. For the Company, the only comprehensive income item reported as a separate component of shareholders' equity is unrealized gains and losses on marketable securities classified as available-for-sale. The Company's comprehensive income was as follows (in thousands):

                                                                              First Quarter Ended
                                                                     ----------------------------------
                                                                     March 29, 1998      March 30, 1997
                                                                     --------------      --------------
Net income..........................................................    $ 70,077             $64,505

Unrealized holding gain (loss) on marketable
 securities, before tax:
   Arising during the period........................................     141,741             (42,799)
   Less: reclassification adjustment for gain included
     in net income..................................................      (7,299)                  -
                                                                        --------             -------
   Unrealized gain (loss)...........................................     134,442             (42,799)
Income taxes........................................................     (52,734)             16,788
                                                                        --------             -------
Net other comprehensive income (loss)...............................      81,708             (26,011)
                                                                        --------             -------

Comprehensive income................................................    $151,785             $38,494
                                                                        ========             =======

Note 3:
-------

      In 1997, the Company adopted the provisions of SFAS No. 128, "Earnings Per Share," which requires presentation on the face of the income statement of both basic and diluted earnings per share. Basic and diluted earnings per share have replaced the previously presented primary and fully diluted earnings per share. Prior years have been restated. Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the assumption that all of the convertible preferred shares held by the Company's Employee Stock Ownership Plan are converted into common shares.

      The computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

                                                                                       First Quarter Ended
                                                                                ----------------------------------
                                                                                March 29, 1998      March 30, 1997
                                                                                --------------      --------------
BASIC
Net income..................................................................       $70,077              $64,505
Preferred dividends, net of tax.............................................        (4,695)              (4,699)
                                                                                   -------              -------
Net income attributable to common shares....................................       $65,382              $59,806
                                                                                   -------              -------

Weight average common shares outstanding....................................       122,574              122,546
                                                                                   -------              -------

Basic earnings per share....................................................       $   .53              $   .49
                                                                                   =======              =======

DILUTED
Net income..................................................................       $70,077              $64,505
Additional ESOP contribution required assuming
   all preferred shares were converted, net of tax..........................        (3,197)              (3,288)
                                                                                   -------              -------
Adjusted net income.........................................................       $66,880              $61,217
                                                                                   -------              -------

Weighted average common shares outstanding..................................       122,574              122,546

Assumed conversion of preferred shares into common shares...................        10,738               11,101
Assumed exercise of stock options, net of common shares
   assumed repurchased with the proceeds....................................         1,840                1,148
                                                                                   -------              -------
Adjusted weighted average common shares outstanding.........................       135,152              134,795
                                                                                   -------              -------

Diluted earnings per share..................................................       $   .49              $   .45
                                                                                   =======              =======

Note 4:
-------

      Inventories consist of (in thousands):

                                          March 29, 1998      Dec. 28, 1997
                                          --------------      -------------

Finished goods..........................      $81,347            $78,058
Newsprint (at LIFO).....................        9,680             11,653
Supplies and other......................        8,942              9,780
                                              -------            -------

Total inventories.......................      $99,969            $99,491
                                              =======            =======


      Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $10.9 million at March 29, 1998 and $10.5 million at December 28, 1997. Finished goods primarily include books and supplementary educational materials.


Note 5:
-------

      In the first quarter of 1998, the Company sold approximately .7 million shares of Open Market common stock for $9 million in cash and recorded a pretax gain of $7.3 million, or $.03 per diluted share.

      At the beginning of the 1997 second quarter, the Company sold its Farm Journal subsidiary for approximately $17 million in cash. The Company had acquired Farm Journal in 1994 for approximately $17 million.

      In May 1997, the Company reached an agreement with Emmis Broadcasting Corporation regarding the sale or exchange of the Company's WQCD radio station in New York ("WQCD"). Effective July 1, 1997 and in connection with the agreement, Emmis assumed responsibility for certain operations of the station for up to three years for an annual fee of approximately $8 million, after which Emmis has the right to purchase the station. In December 1997, the Company signed an agreement with Emmis to exchange substantially all of the assets of WQCD, with a fair market value of approximately $160 million, and cash for the assets of television stations KTZZ-Seattle and WXMI-Grand Rapids. Emmis has agreed to acquire these television stations as part of its acquisition of Dudley Communications Corporation. The transaction, pending FCC approval, is expected to close during the second quarter of 1998.


Note 6:
-------

      In January 1998, the Company acquired ownership of the North American Sunshine line of educational materials. In March 1998, the Company acquired RGA Publishing, Inc., including the Lowell House business, a leading niche book publisher of children's educational workbooks and adult reference titles.

      In March 1997 and 1998, the Company exercised options to increase its ownership interest in The WB Television Network ("The WB Network") to 22% and 25%, respectively.

      On March 25, 1997, the Company acquired Renaissance Communications Corp., a publicly traded company that owned six television stations, for $1.1 billion in cash. The stations acquired were KDAF-Dallas, WBZL-Miami (formerly WDZL), KTXL-Sacramento, WXIN-Indianapolis, WTIC-Hartford and WPMT-Harrisburg. The Federal Communications Commission ("FCC") order granting the Company's application to acquire the Renaissance stations contained waivers of two FCC rules. First, the FCC temporarily waived its duopoly rule relating to the overlap of WTIC's and WPMT's broadcast signals with those of other Tribune stations. The temporary waivers were granted subject to the outcome of pending FCC rulemaking that is expected to make such duopoly waivers unnecessary. Second, the FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the Miami television station and the Fort Lauderdale Sun-Sentinel newspaper. The FCC subsequently issued a rule review to consider modifying its cross-ownership rule. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both the Miami television station and the Sun-Sentinel newspaper until the rule review has concluded. The Company cannot predict the outcome of the FCC duopoly rulemaking or cross-ownership rule review.

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

      Unaudited pro forma results of operations of the Company for the first quarters of 1998 and 1997 are shown below. The pro forma information was prepared assuming the 1997 acquisitions, investments and dispositions and the 1998 investment in The WB Network discussed in Notes 5 and 6 had occurred at the beginning of each year. The pro forma results may not be indicative of the results that would have been reported if the transactions had actually occurred at the beginning of each year presented, or of results that may be attained in the future. The unaudited pro forma results do not reflect any synergies anticipated by the Company as a result of the acquisitions.

                                                      First Quarter Ended
                                              ----------------------------------
(In thousands, except per share data)         March 29, 1998      March 30, 1997
                                              --------------      --------------

Operating revenues...........................    $672,693            $641,269
Net income ..................................     $69,256             $53,258
Diluted earnings per share ..................        $.49                $.37

Note 7:
-------

      Financial data for each of the Company's business segments is as follows (in thousands):

                                                                         First Quarter Ended
                                                                 ----------------------------------
                                                                 March 29, 1998      March 30, 1997
                                                                 --------------      --------------
Operating revenues:
      Publishing...........................................         $372,508            $355,126
      Broadcasting and Entertainment.......................          240,358             201,390
      Education............................................           59,827              37,403
                                                                    --------            --------

Total operating revenues...................................         $672,693            $593,919
                                                                    ========            ========

Operating profit:
      Publishing...........................................         $ 99,020            $ 97,185
      Broadcasting and Entertainment.......................           54,472              39,399
      Education............................................             (696)               (160)
      Corporate expenses...................................           (8,744)             (8,312)
                                                                    --------            --------

Total operating profit.....................................         $144,052            $128,112
                                                                    ========            ========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

      The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the first quarter of 1998 to the first quarter of 1997.

      This discussion contains certain forward-looking statements that are based largely on the Company's current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings and other economic conditions and the effect of acquisitions, investments and dispositions on the Company's results of operations and financial condition. The words "believe," "expect," "anticipate" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.


SIGNIFICANT EVENTS
------------------

      On March 25, 1997, the Company acquired Renaissance Communications Corp., a publicly traded company that owned six television stations, for $1.1 billion in cash. The stations acquired were KDAF-Dallas, WBZL-Miami (formerly WDZL), KTXL-Sacramento, WXIN-Indianapolis, WTIC-Hartford and WPMT-Harrisburg. The Federal Communications Commission ("FCC") order granting the Company's application to acquire the Renaissance stations contained waivers of two FCC rules. First, the FCC temporarily waived its duopoly rule relating to the overlap of WTIC's and WPMT's broadcast signals with those of other Tribune stations. The temporary waivers were granted subject to the outcome of pending FCC rulemaking that is expected to make such duopoly waivers unnecessary. Second, the FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the Miami television station and the Fort Lauderdale Sun-Sentinel newspaper. The FCC subsequently issued a rule review to consider modifying its cross-ownership rule. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both the Miami television station and the Sun-Sentinel newspaper until the rule review has concluded. The Company cannot predict the outcome of the FCC duopoly rulemaking or cross-ownership rule review.

      In September 1997, the Company acquired Shortland Publications Limited for $32 million in cash. In December 1997, the Company acquired approximately 80% of Landoll, Inc. for $77 million in cash. The operating results of these businesses have been included in the consolidated financial statements since their respective dates of acquisition.

      In the first quarter of 1998, the Company sold approximately .7 million shares of Open Market common stock for $9 million in cash and recorded a pretax gain of $7.3 million, or $.03 per diluted share.

      In May 1997, the Company reached an agreement with Emmis Broadcasting Corporation regarding the sale or exchange of the Company's WQCD radio station in New York ("WQCD"). Effective July 1, 1997 and in connection with the agreement, Emmis assumed responsibility for certain operations of the station for up to three years for an annual fee of approximately $8 million, after which Emmis has the right to purchase the station. In December 1997, the Company signed an agreement with Emmis to exchange substantially all of the assets of WQCD, with a fair market value of approximately $160 million, and cash for the assets of television stations KTZZ-Seattle and WXMI-Grand Rapids. Emmis has agreed to acquire these television stations as part of its acquisition of Dudley Communications Corporation. The transaction, pending FCC approval, is expected to close during the second quarter of 1998.

      At the beginning of the 1997 second quarter, the Company sold its Farm Journal subsidiary for approximately $17 million in cash. The Company had acquired Farm Journal in 1994 for approximately $17 million.


RESULTS OF OPERATIONS
---------------------

      The results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. In both publishing and broadcasting and entertainment, second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising while the fourth quarter includes advertising related to the holiday season. In education, second and third quarter education revenues are typically higher than first and fourth quarter revenues. Results for the second and third quarters generally reflect the timing of sales to educational institutions for the upcoming school year, which begins in September. Results for the 1998 and 1997 first quarters reflect these seasonal patterns.


CONSOLIDATED

      The Company's consolidated operating results for the first quarter of 1998 and 1997 and the percentage changes from 1997 were as follows:

                                                       First Quarter
(Dollars in millions,                            ------------------------
except per share amounts)                        1998     1997     Change
                                                 ----     ----     ------

Operating revenues...........................    $673     $594      + 13%
Operating profit ............................     144      128      + 12%
Net loss on equity investments...............     (14)     (12)     + 22%
Sale of investment (non-recurring)...........       7        -         *
Net income...................................      70       65      +  9%
Diluted earnings per share
    Before non-recurring item................     .46      .45      +  2%
    Non-recurring item.......................     .03        -         *
    Total....................................     .49      .45      +  9%
*Not meaningful


Earnings Per Share -- Diluted earnings per share for the 1998 first quarter rose to $.46, up 2% from $.45 last year, excluding a non-recurring item in 1998. The increase was mainly due to operating profit gains in broadcasting and entertainment and in publishing, partially offset by higher net interest expense and higher equity losses.

Operating Profit and Revenues -- The Company's consolidated operating revenues, EBITDA (operating profit before depreciation, amortization, equity results and non-recurring items) and operating profit by business segment for the first quarter were as follows:

                                                            First Quarter
                                                       ------------------------
(Dollars in millions)                                  1998     1997     Change
                                                       ----     ----     ------
 Operating revenues
     Publishing....................................    $373     $355      +  5%
     Broadcasting and Entertainment................     240      201      + 19%
     Education.....................................      60       38      + 60%
                                                       ----     ----
Total operating revenues...........................    $673     $594      + 13%

EBITDA*
     Publishing....................................    $118     $116      +  1%
     Broadcasting and Entertainment................      75       52      + 45%
     Education.....................................       6        4      + 46%
     Corporate expenses............................      (8)      (7)     -  5%
                                                       ----     ----
Total EBITDA.......................................    $191     $165      + 16%

Operating profit
     Publishing....................................    $ 99     $ 97      +  2%
     Broadcasting and Entertainment................      54       39      + 38%
     Education.....................................      (1)       -        **
     Corporate expenses............................      (8)      (8)     -  5%
                                                       ----     ----
Total operating profit.............................    $144     $128      + 12%

 * EBITDA is defined as earnings before interest, taxes, depreciation, amortization, equity results and non-recurring items. The Company has presented EBITDA because it is comparable to the data provided by other companies in the industry and is a common alternative measure of performance. EBITDA does not represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.
**   Not meaningful


      Consolidated operating revenues for the 1998 first quarter increased 13% to $673 million from $594 million in 1997, primarily due to recent acquisitions and higher newspaper advertising revenues. Excluding acquisitions and divestitures, revenues were up 6% for the first quarter.

      Consolidated operating profit grew 12% and EBITDA increased 16% in the first quarter of 1998. Publishing operating profit increased 2% in the first quarter as continued strong advertising revenues were tempered by higher newsprint prices. Broadcasting and entertainment operating profit grew 38% in the first quarter due mainly to significant growth in television operating profit. Education reported a 1998 first quarter operating loss of $.7 million compared with a loss of $.2 million in 1997, as gains at most businesses were offset by a decline at Creative Publications. First quarter results for the education group reflect the seasonality of the industry.

Operating Expenses -- Consolidated operating expenses increased 13% in the first quarter as follows:

                                                         First Quarter
                                                   ------------------------
(Dollars in millions)                              1998     1997     Change
                                                   ----     ----     ------

Cost of sales..................................    $323     $279      + 16%
Selling, general & administrative..............     158      150      +  5%
Depreciation & amortization
  of intangible assets.........................      48       37      + 29%
                                                   ----     ----
Total operating expenses.......................    $529     $466      + 13%


      Cost of sales increased 16%, or $44 million, in the 1998 first quarter. Excluding acquisitions and dispositions ("on a comparable basis"), cost of sales increased 9%, or $25 million, in the quarter primarily due to increased newsprint and ink expense and $4 million of additional expenses for development activities. Newsprint and ink expense increased 19%, or $10 million, in the 1998 first quarter as average newsprint prices were up 12% and consumption increased 7%.

      Selling, general and administrative ("SG&A") expense was up 5%, or $8 million, in the 1998 first quarter. On a comparable basis, SG&A expense was virtually unchanged in 1998.

      The increase in depreciation and amortization of intangible assets reflects the acquisitions and capital expenditures made in 1998 and 1997.


PUBLISHING

Operating Profit and Revenues -- The following table presents publishing operating revenues, EBITDA and operating profit for daily newspapers and other publications/services/development. The latter category includes syndication of editorial products, advertising placement services, niche publications, direct mail operations and Internet/electronic products.

                                                            First Quarter
                                                       ------------------------
(Dollars in millions)                                  1998     1997     Change
                                                       ----     ----     ------
Operating revenues
     Daily newspapers...............................   $350     $336      +  4%
     Other publications/services/development........     23       19      + 23%
                                                       ----     ----
Total operating revenues............................   $373     $355      +  5%

EBITDA
     Daily newspapers...............................   $120     $116      +  3%
     Other publications/services/development........     (2)       -         *
                                                       ----     ----
Total EBITDA........................................   $118     $116      +  1%

Operating profit
     Daily newspapers...............................   $103     $ 98      +  4%
     Other publications/services/development........     (4)      (1)     -172%
                                                       ----     ----
Total operating profit..............................   $ 99     $ 97      +  2%
*Not meaningful

      Publishing operating revenues for the 1998 first quarter were up 5% to $373 million from $355 million in 1997 due to higher classified advertising revenues at all of the newspapers. Total advertising revenues increased 5% due to higher rates and linage. Operating profit for the 1998 first quarter was $99 million, up 2% from $97 million, primarily due to the higher classified advertising revenues offset by higher newsprint expense. Daily newspaper operating margins increased slightly to 29.4% from 29.3% in 1997.

      Publishing group revenues by classification were as follows:

                                                      First Quarter
                                               --------------------------
(Dollars in millions)                          1998      1997      Change
                                               ----      ----      ------
Advertising
    Retail................................     $106      $106       -  1%
    General...............................       38        37       +  3%
    Classified............................      144       130       + 11%
                                               ----      ----
Total advertising.........................      288       273       +  5%
Circulation...............................       63        65       -  4%
Other.....................................       22        17       + 31%
                                               ----      ----
Total revenues............................     $373      $355       +  5%


       Classified advertising increased in the quarter due to increased help wanted advertising at all of the newspapers, improvements in the automotive and real estate categories in Chicago, Fort Lauderdale and Orlando and advertising from Internet/electronic projects.

      Total advertising linage increased 4% in the 1998 first quarter. Full run retail advertising linage decreased 2% due to declines at Orlando, Chicago and Newport News. Full run general advertising linage dropped 3% due to decreases at Chicago and Orlando. Full run classified linage increased 7% due to gains at all the daily newspapers. Part run advertising linage was up 5% due primarily to increases in Chicago and Fort Lauderdale in classified and Orlando in retail. Preprint advertising linage was up 3% due to increases at all of the daily newspapers except Orlando. The following summary presents advertising linage for the first quarter:

                                                      First Quarter
                                              ---------------------------
(Inches in thousands)                          1998      1997      Change
                                              -----     -----      ------
Full run
    Retail.................................     869       886       - 2%
    General................................     191       196       - 3%
    Classified.............................   1,725     1,610       + 7%
                                              -----     -----
Total full run.............................   2,785     2,692       + 3%
Part run...................................   2,504     2,376       + 5%
Preprint...................................   2,100     2,041       + 3%
                                              -----     -----
Total inches...............................   7,389     7,109       + 4%


      Circulation revenues decreased 4% in the 1998 first quarter due primarily to a decline at Chicago as a result of a February 1998 promotion to sell the Sunday edition of the Chicago Tribune at a discount at retail outlets. Total average daily circulation was up 1% to 1,326,000 copies in the 1998 first quarter, and total average Sunday circulation was up less than 1% to 1,973,000 copies.

      Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; revenues from Internet/electronic products; cable news programming; and other publishing-related activities. The increase in other revenues in the 1998 first quarter resulted primarily from higher revenues from direct mail operations, commercial printing operations and Internet/electronic projects.

Operating Expenses -- Publishing operating expenses increased 6%, or $16 million, in the first quarter of 1998. Newsprint and ink expense increased 19%, or $10 million, as average newsprint prices were up 12% from 1997, and newsprint consumption increased 7%. Other expenses were up 3%, or $6 million, mainly due to increased development of online businesses.


BROADCASTING AND ENTERTAINMENT

Operating Profit and Revenues -- The following table presents operating revenues, EBITDA and operating profit for television, radio and entertainment/other. Entertainment/other includes Tribune Entertainment and the Chicago Cubs.

                                                         First Quarter
                                                  --------------------------
(Dollars in millions)                             1998      1997      Change
                                                  ----      ----      ------
Operating revenues
     Television...............................    $210      $162       + 30%
     Radio....................................      13        25       - 48%
     Entertainment/other......................      17        14       + 17%
                                                  ----      ----
Total operating revenues......................    $240      $201       + 19%

EBITDA
     Television...............................    $ 73      $ 51       + 43%
     Radio....................................       5         5       +  1%
     Entertainment/other......................      (3)       (4)      + 37%
                                                  ----      ----
Total EBITDA..................................    $ 75      $ 52       + 45%

Operating profit
     Television...............................    $ 53      $ 40       + 32%
     Radio....................................       5         4       +  7%
     Entertainment/other......................      (4)       (5)      + 33%
                                                  ----      ----
Total operating profit........................    $ 54      $ 39       + 38%


      Broadcasting and entertainment first quarter 1998 operating revenues increased 19% to $240 million from $201 million in 1997 due mainly to a 30%, or $48 million, increase in television revenues. The growth in television was primarily due to the March 1997 acquisition of the six television stations from Renaissance Communications and to gains in Atlanta, Chicago, Houston and New York. Excluding Renaissance, television revenues increased 5%. Radio revenues decreased 48% due mainly to the absence of Farm Journal, which was sold in March 1997, and the transfer of WQCD radio operations to Emmis Broadcasting in return for a monthly management fee in July 1997. Excluding Farm Journal and WQCD, radio revenues increased 3%.

      First quarter 1998 operating profit for broadcasting and entertainment was up 38% to $54 million from $39 million in 1997. The growth was mainly due to a 32% increase in television operating profit as a result of the Renaissance acquisition and gains at several existing stations. Excluding Renaissance, television operating profit increased 13% to $45 million.

Operating Expenses -- Broadcasting and entertainment operating expenses increased 15%, or $24 million, in the 1998 first quarter. The increase was primarily due to the Renaissance acquisition, partially offset by the absence of Farm Journal and the transfer of WQCD radio operations to Emmis Broadcasting. Excluding Renaissance, Farm Journal and WQCD, broadcasting and entertainment operating expenses increased 2%, or $3 million, for the first quarter.


EDUCATION

Operating Profit and Revenues -- The following table presents operating revenues, EBITDA and operating profit for the education segment:

                                                       First Quarter
                                                --------------------------
(Dollars in millions)                           1998      1997      Change
                                                ----      ----      ------

Operating revenues..........................     $60       $38       + 60%
EBITDA......................................       6         4       + 46%
Operating profit............................      (1)        -          *
*Not meaningful


      Education's first quarter 1998 operating revenues were up 60% to $60 million from $38 million in 1997. The improvement was primarily due to the acquisitions of Landoll (in December 1997) and Shortland (in September 1997), as well as to revenue gains at NTC/Contemporary Publishing and Ideal/Instructional Fair. Excluding the acquisitions, education revenues were up 11%.

      Education's first quarter operating loss was $.7 million in 1998 and $.2 million in 1997, as gains at most businesses were offset by a decline at Creative Publications. Creative has recently established a new management team to focus on sales efforts. First quarter results for the education segment reflect the seasonality of the industry.

Operating Expenses -- Education's operating expenses for the first quarter of 1998 were up 61%, or $23 million, primarily due to the recent acquisitions. Excluding the acquisitions, first quarter operating expenses were up 15%, or $6 million, mainly due to increased cost of goods sold, as a result of higher sales, and increased sales and marketing costs.

EQUITY RESULTS

      Net loss on equity investments for the first quarter of 1998 totaled $14 million compared to $12 million in 1997. The increase was primarily due to losses from new investments. The majority of the first quarter's equity losses in both years came from the Company's stake in the growing WB Network. In the first quarter of 1998, the Company increased its equity position in The WB Network to 25% from 22%.


OTHER

      Interest expense for the 1998 first quarter increased 36% to $21 million from $16 million last year due to higher average debt levels resulting from acquisitions and stock repurchases. Interest income for the 1998 first quarter declined 85% to $1 million from $9 million last year, primarily due to the December 1997 sale of The Learning Company convertible notes. The effective tax rate was 40.4% and 41.5% for the 1998 and 1997 first quarters, respectively, excluding the non-recurring item in 1998.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by operations in the first quarter increased to $197 million in 1998 from $156 million in 1997 mainly due to higher net income and changes in working capital. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt.

      Net cash used for investments totaled $81 million in the first quarter of 1998 as the Company spent $62 million for acquisitions and investments. The Company received $9 million in gross proceeds from the sale of Open Market common stock.

      Net cash used for financing activities in the 1998 first quarter was $178 million due to the repayments of debt, purchases of treasury stock and payment of dividends, partially offset by proceeds from the issuance of long-term debt and the sale of stock to employees. In the first quarter of 1998, the Company repurchased .6 million shares of its common stock for $35 million. At March 29, 1998, the Company had authorization to repurchase an additional 6.6 million shares and has continued to repurchase shares in the 1998 second quarter. The first quarter 1998 dividend on the Company's common stock increased 6% to $.17 per share from $.16 per share in 1997.

                           PART II. OTHER INFORMATION

Item 4.  Submission of Matters to a Vote of Security Holders.
         ----------------------------------------------------


        (a)  The Company held its annual meeting of stockholders on May 5, 1998.

        (b)  No answer required.

        (c) Proposal 1 involved the election of four directors to serve until the 2001 Annual Meeting. Those directors and the voting results were as follows:

                                        Votes          Votes
                                        "For"        "Not For"
                                     -----------    -----------
             John W. Madigan         113,376,463     7,484,313
             Nancy Hicks Maynard     112,867,809     7,992,967
             James J. O'Connor       113,390,044     7,470,732
             Arnold R. Weber         112,878,287     7,982,489

             Proposal 2 involved the ratification of the selection of Price Waterhouse LLP to serve as the Company's independent accountants for 1998. The voting results were as follows:

                                        Votes          Votes          Votes
                                        "For"        "Not For"     "Abstained"
                                     -----------    -----------    -----------
                                     119,664,838      359,561        836,377

             Proposal 3 involved a stockholder proposal for the formation of a Tribune values committee. The voting results were as follows:

                                        Votes          Votes          Votes
                                        "For"        "Not For"     "Abstained"
                                     -----------    -----------    -----------
                                         11         120,860,727         38

        (d)  Not applicable.

Item 5.  Other Information.
         ------------------

        The computation of the ratios of earnings to fixed charges, filed herewith as Exhibit 12, is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K.
         ---------------------------------

            (a)  Exhibits.

               10.11   -  Tribune Company Amended and Restated Employee Stock
                          Purchase Plan, dated May 5, 1998.

               11      -  Statements of computation of basic and diluted
                          earnings per share.

               12      -  Computation of ratios of earnings to fixed charges.

            (b) Reports on Form 8-K.

            No reports on Form 8-K were filed in the first quarter of 1998.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRIBUNE COMPANY
                                    (Registrant)



Date:  May 12, 1998                 /s/ R. Mark Mallory
                                    -------------------
                                    R. Mark Mallory
                                    Vice President and Controller
                                    (on behalf of the Registrant
                                    and as Chief Accounting Officer)