Form 10-K/A
period 1997-12-28
TRIBUNE CO
filed 1998-06-26
CIK 726513

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

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Aggregate market value of the Company's voting and non-voting common equity held by non-affiliates on June 15, 1998, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $6,527,000,000.

        At June 15, 1998 there were 121,767,845 shares of the Company's Common Stock outstanding.

        The following documents are incorporated by reference, in part:

             1997 Annual Report to Stockholders (Parts I and II, to the extent described therein).

             Definitive Proxy Statement for the May 5, 1998 Annual Meeting of Stockholders (Part III, to the extent described therein).


--------------------------------------------------------------------------------

                                    SIGNATURE



         The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for 1997 as set forth in the pages attached hereto:

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




                                    TRIBUNE COMPANY
                                    (Registrant)




Date:  June 24, 1998                /s/ R. Mark Mallory
                                    -------------------
                                    R. Mark Mallory
                                    Vice President and Controller
                                    (on behalf of the Registrant and as
                                    chief accounting officer)