Form 10-Q
period 1998-06-28
TRIBUNE CO
filed 1998-08-11
CIK 726513

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 28, 1998

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /x/ No / /

       At August 7, 1998 there were 121,949,179 shares outstanding of the Company's Common Stock (without par value).



--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                        TRIBUNE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                   (Unaudited)

                                                             Second Quarter Ended                  First Half Ended
                                                        ------------------------------     -------------------------------
                                                        June 28, 1998    June 29, 1997     June 28, 1998     June 29, 1997
                                                        -------------    -------------     -------------     -------------
Operating Revenues......................................     $785,584         $719,742        $1,458,277        $1,313,661

Operating Expenses
Cost of sales (exclusive of items shown below)..........      361,182          326,347           684,313           605,071
Selling, general and administrative.....................      173,325          165,553           331,566           316,067
Depreciation and amortization of
   intangible assets....................................       48,414           45,144            95,683            81,713
                                                             --------         --------        ----------        ----------
Total operating expenses................................      582,921          537,044         1,111,562         1,002,851
                                                             --------         --------        ----------        ----------

Operating Profit........................................      202,663          182,698           346,715           310,810

Net loss on equity investments..........................       (7,540)          (5,666)          (21,865)          (17,369)
Sales of subsidiary and investments,
   net of write-downs...................................       85,800           28,529            93,099            28,529
Interest income.........................................        1,339            5,757             2,780            15,187
Interest expense........................................      (20,890)         (25,060)          (42,030)          (40,634)
                                                             --------         --------        ----------        ----------

Income Before Income Taxes..............................      261,372          186,258           378,699           296,523
Income taxes............................................     (113,724)         (75,326)         (160,974)         (121,086)
                                                             --------         --------        ----------        ----------

Net Income..............................................      147,648          110,932           217,725           175,437
Preferred dividends, net of tax.........................       (4,696)          (4,700)           (9,391)           (9,399)
                                                             --------         --------        ----------        ----------

Net Income Attributable to Common Shares................     $142,952         $106,232        $  208,334        $  166,038
                                                             ========         ========        ==========        ==========

Earnings Per Share:
Basic...................................................        $1.17            $ .86             $1.70             $1.35
                                                                =====            =====             =====             =====

Diluted.................................................        $1.07            $ .80             $1.57             $1.25
                                                                =====            =====             =====             =====

Dividends per common share..............................        $ .17            $ .16             $ .34             $ .32
                                                                =====            =====             =====             =====


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)


                                                                                June 28, 1998     December 28, 1997
                                                                                -------------     -----------------
                                                                                 (Unaudited)
ASSETS
Current assets
Cash and short-term investments.............................................       $   39,946            $   66,618
Accounts receivable, net....................................................          484,789               442,332
Inventories.................................................................          102,629                99,491
Broadcast rights............................................................          147,150               190,339
Prepaid expenses and other..................................................           53,602                48,969
                                                                                   ----------            ----------
Total current assets........................................................          828,116               847,749

Property, plant and equipment...............................................        1,592,905             1,550,897
Accumulated depreciation....................................................         (947,690)             (900,450)
                                                                                   ----------            ----------
Net properties..............................................................          645,215               650,447

Broadcast rights............................................................          132,393               162,096
Intangible assets, net......................................................        2,685,967             2,503,069
Investments.................................................................          772,705               481,544
Other.......................................................................          140,556               132,649
                                                                                   ----------            ----------
Total assets................................................................       $5,204,952            $4,777,554
                                                                                   ==========            ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year..........................................       $   31,209            $   33,348
Contracts payable for broadcast rights......................................          184,019               210,565
Deferred income.............................................................           62,065                53,065
Income taxes................................................................           79,981                31,367
Accounts payable, accrued expenses and other current liabilities............          386,202               377,875
                                                                                   ----------            ----------
Total current liabilities...................................................          743,476               706,220

Long-term debt..............................................................        1,553,406             1,521,453
Deferred income taxes.......................................................          498,660               363,186
Contracts payable for broadcast rights......................................          181,578               230,832
Compensation and other obligations..........................................          163,258               129,859
                                                                                   ----------            ----------
Total liabilities...........................................................        3,140,378             2,951,550

Shareholders' equity
Series B convertible preferred stock........................................          293,043               303,864
Common stock and additional paid-in capital.................................          231,806               202,419
Retained earnings...........................................................        2,673,126             2,506,292
Treasury stock (at cost)....................................................       (1,287,926)           (1,159,832)
Unearned compensation related to ESOP.......................................         (186,325)             (188,380)
Accumulated other comprehensive income......................................          340,850               161,641
                                                                                   ----------            ----------
Total shareholders' equity..................................................        2,064,574             1,826,004
                                                                                   ----------            ----------
Total liabilities and shareholders' equity..................................       $5,204,952            $4,777,554
                                                                                   ==========            ==========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                     First Half Ended
                                                                             -------------------------------
                                                                             June 28, 1998     June 29, 1997
                                                                             -------------     -------------
Operations
Net income...................................................................     $217,725        $  175,437
Adjustments to reconcile net income to net cash
  provided by operations:
    Gain on sales of subsidiary and investments, net of write-downs..........      (93,099)          (28,529)
    Depreciation and amortization of intangible assets.......................       95,683            81,713
    Other, net...............................................................       49,967           (38,483)
                                                                                  --------        ----------
Net cash provided by operations..............................................      270,276           190,138
                                                                                  --------        ----------

Investments
Capital expenditures.........................................................      (55,502)          (40,264)
Acquisitions and investments.................................................     (110,226)       (1,170,486)
Proceeds from sales of investments, subsidiary and assets....................       14,738           178,213
Other, net...................................................................      (17,228)           (7,170)
                                                                                  --------        ----------
Net cash used for investments................................................     (168,218)       (1,039,707)
                                                                                  --------        ----------

Financing
Proceeds from issuance of long-term debt.....................................       34,871           641,897
Repayments of long-term debt.................................................       (3,183)           (6,668)
Sales of common stock to employees, net......................................       22,224            23,972
Purchases of treasury stock..................................................     (131,751)          (34,354)
Dividends....................................................................      (50,891)          (48,632)
                                                                                  --------        ----------
Net cash provided by (used for) financing....................................     (128,730)          576,215
                                                                                  --------        ----------

Net decrease in cash and short-term investments..............................      (26,672)         (273,354)

Cash and short-term investments at the beginning of year.....................       66,618           274,170
                                                                                  --------        ----------

Cash and short-term investments at the end of quarter........................     $ 39,946        $      816
                                                                                  ========        ==========

See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1:
------

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the "Company" or "Tribune") as of June 28, 1998 and the results of their operations for the quarters and first halves ended June 28, 1998 and June 29, 1997 and cash flows for the first halves ended June 28, 1998 and June 29, 1997. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 1998 presentation. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included by reference in the Company's Annual Report on Form 10-K.


Note 2:
------

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

                                                               Second Quarter Ended                First Half Ended
                                                          -----------------------------     -----------------------------
                                                          June 28, 1998   June 29, 1997     June 28, 1998   June 29, 1997
                                                          -------------   -------------     -------------   -------------
Net income............................................         $147,648        $110,932          $217,725        $175,437

Unrealized holding gain on marketable
  securities, before tax:
    Arising during the period.........................          165,262          82,851           307,003          40,052
    Less:  reclassification adjustment for
       net gains included in net income...............           (4,832)        (32,129)          (12,131)        (32,129)
                                                               --------        --------          --------        --------
    Unrealized gain...................................          160,430          50,722           294,872           7,923
Income taxes..........................................          (62,929)        (19,896)         (115,663)         (3,108)
                                                               --------        --------          --------        --------
Net other comprehensive income........................           97,501          30,826           179,209           4,815
                                                               --------        --------          --------        --------

Comprehensive income..................................         $245,149        $141,758          $396,934        $180,252
                                                               ========        ========          ========        ========

Note 3:
------

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

     The computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

                                                           Second Quarter Ended                First Half Ended
                                                      ------------------------------    ------------------------------
                                                      June 28, 1998    June 29, 1997    June 28, 1998    June 29, 1997
                                                      -------------    -------------    -------------    -------------
BASIC
Net income..........................................       $147,648         $110,932         $217,725         $175,437
Preferred dividends, net of tax.....................         (4,696)          (4,700)          (9,391)          (9,399)
                                                           --------         --------         --------         --------
Net income attributable to common shares............       $142,952         $106,232         $208,334         $166,038
                                                           --------         --------         --------         --------

Weighted average common shares
  outstanding.......................................        122,139          122,822          122,356          122,684
                                                           --------         --------         --------         --------

Basic earnings per share............................       $   1.17         $    .86         $   1.70         $   1.35
                                                           ========         ========         ========         ========

DILUTED
Net income..........................................       $147,648         $110,932         $217,725         $175,437
Additional ESOP contribution required
  assuming all preferred shares were
  converted, net of tax.............................         (3,188)          (3,288)          (6,377)          (6,576)
                                                           --------         --------         --------         --------
Adjusted net income.................................       $144,460         $107,644         $211,348         $168,861
                                                           --------         --------         --------         --------

Weighted average common shares
  outstanding.......................................        122,139          122,822          122,356          122,684
Assumed conversion of preferred shares
  into common shares................................         10,715           11,093           10,715           11,093
Assumed exercise of stock options, net of
  common shares assumed repurchased
  with the proceeds.................................          1,834            1,419            1,845            1,292
                                                           --------         --------         --------         --------
Adjusted weighted average common shares
  outstanding.......................................        134,688          135,334          134,916          135,069
                                                           --------         --------         --------         --------

Diluted earnings per share..........................       $   1.07         $    .80         $   1.57         $   1.25
                                                           ========         ========         ========         ========

Note 4:
------

    Inventories consist of (in thousands):

                                                 June 28, 1998    Dec. 28, 1997
                                                 -------------    -------------

Finished goods................................        $ 82,975          $78,058
Newsprint (at LIFO)...........................          10,082           11,653
Supplies and other............................           9,572            9,780
                                                      --------          -------

Total inventories.............................        $102,629          $99,491
                                                      ========          =======


     Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $10.5 million at June 28, 1998 and December 28, 1997. Finished goods primarily include books and supplemental educational materials.


Note 5:
------


     The second quarter of 1998 and 1997 included several non-recurring items. In June 1998, the Company completed the exchange of its WQCD radio station in New York and cash for the assets of television stations KTZZ-Seattle and WXMI-Grand Rapids, Mich. The divestiture of WQCD was accounted for as a sale and the acquisition of the television stations was recorded as a purchase. The transaction resulted in a pretax gain of $85 million, or $.32 per diluted share.

     In the second quarter of 1997, the Company sold approximately 2 million shares of America Online common stock for $96 million in cash and recorded a pretax gain of $94 million, or $.43 per diluted share. Also in the second quarter of 1997, Tribune concluded that the decline in the value of its $123.5 million investment in The Learning Company common stock was other than temporary and wrote down the investment to fair market value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The write-down resulted in a non-cash, pretax loss of $77 million, or $.35 per diluted share.

     In March 1997, the Company sold its Farm Journal subsidiary for approximately $17 million in cash. The Company had acquired Farm Journal in 1994 for approximately $17 million. In June 1997, the Company completed the sale of a building in Fort Lauderdale, which is approximately 35% occupied by the Company's Sun-Sentinel newspaper subsidiary. The Company received proceeds of approximately $43 million and deferred, under sale and leaseback accounting rules, the pretax gain of approximately $11 million, which is being amortized over the Sun-Sentinel's 14 year lease term.

     The Company also sold certain other investments and recorded other investment write-downs in the second quarter of both 1998 and 1997, and sold an investment in the first quarter of 1998. In the aggregate, non-recurring items increased second quarter pretax income and diluted earnings per share by $86 million and $.32 in 1998 and $29 million and $.13 in 1997, respectively. For the first half, non-recurring items increased pretax income and diluted earnings per share by $93 million and $.35 in 1998 and $29 million and $.13 in 1997, respectively.

Note 6:
------

     In January 1998, the Company acquired ownership of the North American Sunshine line of educational materials. In June 1998, the Company acquired the assets of television stations KTZZ-Seattle and WXMI-Grand Rapids, with a fair value of approximately $179 million, in exchange for its WQCD radio station in New York and cash.

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

     Unaudited pro forma results of operations of the Company for the first halves of 1998 and 1997 are shown below. The pro forma information was prepared assuming the 1998 and 1997 acquisitions, investments and dispositions discussed in Notes 5 and 6 had occurred at the beginning of each year. The pro forma results may not be indicative of the results that would have been reported if the transactions had actually occurred at the beginning of each year presented, or of results that may be attained in the future. The unaudited pro forma results do not reflect any synergies anticipated by the Company as a result of the acquisitions.

                                                     First Half Ended
                                             --------------------------------
(In thousands, except per share data)        June 28, 1998      June 29, 1997
                                             -------------      -------------

Operating revenues.........................     $1,467,237         $1,390,462
Net income.................................       $215,495           $162,173
Diluted earnings per share.................          $1.55              $1.15

Note 7:
------

     Financial data for each of the Company's business segments is as follows (in thousands):

                                                     Second Quarter Ended                First Half Ended
                                                ------------------------------    ------------------------------
                                                June 28, 1998    June 29, 1997    June 28, 1998    June 29, 1997
                                                -------------    -------------    -------------    -------------
Operating revenues:
   Publishing.................................       $377,311         $360,131       $  749,819       $  715,257
   Broadcasting and Entertainment.............        322,633          300,267          562,991          501,657
   Education..................................         85,640           59,344          145,467           96,747
                                                     --------         --------       ----------       ----------

Total operating revenues......................       $785,584         $719,742       $1,458,277       $1,313,661
                                                     ========         ========       ==========       ==========

Operating profit:
   Publishing.................................       $100,440         $ 94,328       $  199,460       $  191,513
   Broadcasting and Entertainment.............         97,814           84,839          152,286          124,238
   Education..................................         13,321           11,481           12,625           11,321
   Corporate expenses.........................         (8,912)          (7,950)         (17,656)         (16,262)
                                                     --------         --------       ----------       ----------

Total operating profit........................       $202,663         $182,698       $  346,715       $  310,810
                                                     ========         ========       ==========       ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

     The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the second quarter and first half of 1998 to the second quarter and first half of 1997.

     This discussion contains certain forward-looking statements that are based largely on the Company's current expectations and are subject to certain risks, trends and uncertainties that could cause actual results to differ materially from those anticipated. Among such risks, trends and uncertainties are changes in advertising demand, newsprint prices, interest rates, regulatory rulings and other economic conditions and the effect of acquisitions, investments and divestitures on the Company's results of operations and financial condition. The words "believe," "expect," "anticipate" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.


SIGNIFICANT EVENTS
------------------

     In May 1997, the Company reached an agreement with Emmis Broadcasting Corporation regarding the sale or exchange of the Company's WQCD radio station in New York ("WQCD"). Effective July 1, 1997 and in connection with the agreement, Emmis assumed responsibility for certain operations of the station for up to three years for an annual fee of approximately $8 million, after which Emmis had the right to purchase the station. In December 1997, the Company signed an agreement with Emmis to exchange substantially all of the assets of WQCD and cash for the assets of television stations KTZZ-Seattle and WXMI-Grand Rapids. Emmis agreed to acquire these television stations as part of its acquisition of Dudley Communications Corporation. In June 1998, the Company completed the exchange of WQCD and cash for the assets of KTZZ and WXMI. The transaction resulted in a pretax gain of $85 million, or $.32 per diluted share.

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

     In the second quarter of 1997, the Company sold approximately 2 million shares of America Online common stock for $96 million in cash and recorded a pretax gain of $94 million, or $.43 per diluted share. Also in the second quarter of 1997, Tribune concluded that the decline in the value of its $123.5 million investment in The Learning Company common stock was other than temporary and wrote down the investment to fair market value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The write-down resulted in a non-cash, pretax loss of $77 million, or $.35 per diluted share.

     In March 1997, the Company sold its Farm Journal subsidiary for approximately $17 million in cash. The Company had acquired Farm Journal in 1994 for approximately $17 million. In June 1997, the Company completed the sale of a building in Fort Lauderdale, which is approximately 35% occupied by the Company's Sun-Sentinel newspaper subsidiary. The Company received proceeds of approximately $43 million and deferred, under sale and leaseback accounting rules, the pretax gain of approximately $11 million, which is being amortized over the Sun-Sentinel's 14 year lease term.

     The Company also sold certain other investments and recorded other investment write-downs in the second quarter of both 1998 and 1997, and sold an investment in the first quarter of 1998. In the aggregate, non-recurring items increased second quarter pretax income and diluted earnings per share by $86 million and $.32 in 1998 and $29 million and $.13 in 1997, respectively. For the first half, non-recurring items increased pretax income and diluted earnings per share by $93 million and $.35 in 1998 and $29 million and $.13 in 1997, respectively.

RESULTS OF OPERATIONS
---------------------

     The results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. In both publishing and broadcasting and entertainment, second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising while the fourth quarter includes advertising related to the holiday season. In education, second and third quarter revenues are typically higher than first and fourth quarter revenues. Results for the second and third quarters generally reflect the timing of sales to educational institutions for the upcoming school year, which begins in September. Results for the 1998 and 1997 second quarters reflect these seasonal patterns.


CONSOLIDATED

     The Company's consolidated operating results for the second quarter and first half of 1998 and 1997 and the percentage changes from 1997 were as follows:


                                                      Second Quarter                First Half
(Dollars in millions,                             ----------------------    --------------------------
except per share amounts)                         1998    1997    Change      1998      1997    Change
                                                  ----    ----    ------    ------    ------    ------
Operating revenues............................    $786    $720     +  9%    $1,458    $1,314     + 11%
Operating profit..............................     203     183     + 11%       347       311     + 12%
Net loss on equity investments................      (8)     (6)    + 33%       (22)      (17)    + 26%
Sales of subsidiary and investments,
   net of write-downs (non-recurring).........      86      29        *         93        29        *
Net income....................................     148     111     + 33%       218       175     + 24%
Diluted earnings per share
   Before non-recurring items.................     .75     .67     + 12%      1.22      1.12     +  9%
   Non-recurring items........................     .32     .13        *        .35       .13        *
   Total......................................    1.07     .80     + 34%      1.57      1.25     + 26%
*Not meaningful


Earnings Per Share -- Diluted earnings per share for the 1998 second quarter rose to $.75, up 12% from $.67 last year, excluding non-recurring items. For the first half of 1998, diluted earnings per share increased 9% to $1.22 from $1.12 in 1997, excluding non-recurring items. The improvements were due to higher operating profit at all three business groups, led by broadcasting and entertainment. Including non-recurring items, diluted earnings per share increased 34% to $1.07 in the second quarter of 1998 and increased 26% to $1.57 in the first half.

Operating Profit and Revenues -- The Company's consolidated operating revenues, EBITDA (operating profit before depreciation, amortization, equity results and non-recurring items) and operating profit by business segment for the second quarter and first half were as follows:


                                                      Second Quarter                 First Half
                                                  ----------------------     --------------------------
(Dollars in millions)                             1998    1997    Change       1998      1997    Change
                                                  ----    ----    ------     ------    ------    ------
Operating revenues
   Publishing.................................    $377    $360     +  5%     $  750    $  715     +  5%
   Broadcasting and Entertainment.............     323     300     +  7%        563       502     + 12%
   Education..................................      86      60     + 44%        145        97     + 50%
                                                  ----    ----               ------    ------
Total operating revenues......................    $786    $720     +  9%     $1,458    $1,314     + 11%

EBITDA*
   Publishing.................................    $120    $114     +  5%     $  238    $  230     +  3%
   Broadcasting and Entertainment.............     119     106     + 13%        195       158     + 24%
   Education..................................      20      15     + 27%         25        20     + 31%
   Corporate expenses.........................      (8)     (7)    - 10%        (16)      (15)    -  7%
                                                  ----    ----               ------    ------
Total EBITDA..................................    $251    $228     + 10%     $  442    $  393     + 13%

Operating profit
   Publishing.................................    $101    $ 94     +  6%     $  200    $  192     +  4%
   Broadcasting and Entertainment.............      98      85     + 15%        152       124     + 23%
   Education..................................      13      12     + 16%         13        11     + 12%
   Corporate expenses.........................      (9)     (8)    - 12%        (18)      (16)    -  9%
                                                  ----    ----               ------    ------
Total operating profit........................    $203    $183     + 11%     $  347    $  311     + 12%


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


     Consolidated operating revenues for the 1998 second quarter rose 9% to $786 million from $720 million in 1997 and for the first half increased 11% to $1.5 billion from $1.3 billion in 1997, mainly due to recent acquisitions and higher advertising revenues. Excluding acquisitions and divestitures, revenues were up 6% for both the second quarter and the first half.

     Consolidated operating profit increased 11% in the 1998 second quarter and 12% in the first half, while EBITDA increased 10% in the second quarter and 13% in the first half. Publishing operating profit increased 6% in the 1998 second quarter and 4% in the first half as continued strong classified advertising revenues were tempered somewhat by higher newsprint prices and increased development spending. Broadcasting and entertainment operating profit grew 15% in the 1998 second quarter and 23% in the first half primarily due to significant growth in television. Education operating profit increased 16% in the second quarter and 12% in the first half mainly due to acquisitions and growth at existing businesses. Excluding acquisitions and divestitures, consolidated operating profit was up 11% in the second quarter and 8% in the first half, and EBITDA increased 9% in the second quarter and 7% in the first half.

Operating Expenses -- Consolidated operating expenses increased 9% in the second quarter and 11% in the first half as follows:

                                                     Second Quarter                 First Half
                                                 ----------------------     --------------------------
(Dollars in millions)                            1998    1997    Change       1998      1997    Change
                                                 ----    ----    ------     ------    ------    ------
Cost of sales.................................   $361    $326     + 11%     $  684    $  605     + 13%
Selling, general & administrative.............    173     166     +  5%        332       316     +  5%
Depreciation & amortization
   of intangible assets.......................     49      45     +  7%         96        82     + 17%
                                                 ----    ----               ------    ------
Total operating expenses......................   $583    $537     +  9%     $1,112    $1,003     + 11%



     Cost of sales increased 11%, or $35 million, in the 1998 second quarter and increased 13%, or $79 million, in the first half. Excluding acquisitions and divestitures ("on a comparable basis"), cost of sales increased 8%, or $25 million, in the second quarter and was up 8%, or $49 million, in the first half. The growth in both periods was due to increased compensation expense, higher newsprint and ink expense and increased broadcast rights amortization expense. Compensation expense was up 7%, or $9 million, in the second quarter and 5%, or $11 million, in the first half. Newsprint and ink expense increased 8%, or $4 million, in the second quarter of 1998 and grew 13%, or $14 million, in the first half. Broadcast rights amortization increased 10%, or $7 million, in the second quarter and was up 9%, or $10 million, in the first half, largely due to higher production costs at Tribune Entertainment.

     Selling, general and administrative expenses ("SG&A") were up 5%, or $7 million, in the 1998 second quarter and increased 5%, or $16 million, in the first half. On a comparable basis, SG&A expenses were virtually unchanged in the 1998 second quarter and first half.

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

                                        Second Quarter           First Half
                                     --------------------   --------------------
(Dollars in millions)                1998   1997   Change   1998   1997   Change
                                     ----   ----   ------   ----   ----   ------
Operating revenues
  Daily newspapers.................  $354   $342     + 4%   $703   $678    +  4%
  Other publications/
     services/development..........    23     18     +27%     47     37    + 25%
                                     ----   ----            ----   ----
Total operating revenues...........  $377   $360     + 5%   $750   $715    +  5%

EBITDA
  Daily newspapers.................  $122   $114     + 7%   $241   $230    +  5%
  Other publications/
     services/development..........    (2)     -       *      (3)     -       *
                                     ----   ----            ----   ----
Total EBITDA.......................  $120   $114     + 5%   $238   $230    +  3%

Operating profit
  Daily newspapers.................  $104   $ 96     + 8%   $207   $195    +  6%
  Other publications/
     services/development..........    (3)    (2)    -71%     (7)    (3)   -111%
                                     ----   ----            ----   ----
Total operating profit.............  $101   $ 94     + 6%   $200   $192    +  4%
*Not meaningful


     Publishing operating revenues for the 1998 second quarter increased 5% to $377 million, and for the first half were up 5% to $750 million, principally due to higher classified advertising revenues at all of the newspapers. Advertising revenues increased 5% in both the second quarter and first half due to higher linage and rates. Operating profit for the 1998 second quarter was up 6% to $101 million, and for the first half was up 4% to $200 million, primarily due to the higher classified advertising revenues which were tempered somewhat by higher newsprint prices and increased development spending. In the second quarter of 1998, daily newspaper operating profit margins increased to 29.4% from 28.2% in 1997 and in the first half increased to 29.4% from 28.8% in 1997.

     Publishing group revenues, by classification, for the second quarter and first half were as follows:

                                       Second Quarter            First Half
                                    --------------------    --------------------
(Dollars in millions)               1998   1997   Change    1998   1997   Change
                                    ----   ----   ------    ----   ----   ------
Advertising
  Retail..........................  $114   $111     + 3%    $220   $218     + 1%
  General.........................    40     38     + 4%      77     75     + 4%
  Classified......................   140    132     + 6%     285    262     + 9%
                                    ----   ----             ----   ----
Total advertising.................   294    281     + 5%     582    555     + 5%
Circulation.......................    61     62     - 2%     124    127     - 3%
Other                                 22     17     +33%      44     33     +32%
                                    ----   ----             ----   ----
Total revenues....................  $377   $360     + 5%    $750   $715     + 5%

     Classified advertising revenues for the 1998 second quarter and first half rose due to increases in help wanted advertising at all of the newspapers, higher automotive advertising in Chicago and Fort Lauderdale and increased advertising from Internet/electronic products.

     Total advertising linage increased 4% in both the 1998 second quarter and first half. Full run general advertising linage increased 4% in the second quarter due to increases at Fort Lauderdale and Orlando. Full run classified advertising linage increased 4% in the second quarter and 6% in the first half primarily due to increases in Fort Lauderdale and Newport News. Part run advertising linage declined 3% in the second quarter mainly due to decreases in Fort Lauderdale and Chicago in retail and Chicago in classified; part run advertising improved 1% in the first half mainly due to increases in Chicago and Fort Lauderdale in classified and Orlando in retail. Preprint advertising linage increased 12% in the 1998 second quarter and 8% in the first half due primarily to higher preprint part run linage in Chicago and Newport News and increased full run linage in Chicago, Fort Lauderdale and Orlando. The following summary presents advertising linage for the second quarter and first half.


                                  Second Quarter              First Half
                              ----------------------   ------------------------
(Inches in thousands)          1998    1997   Change     1998     1997   Change
                              -----   -----   ------   ------   ------   ------
Full run
  Retail..................      915     909    +  1%    1,784    1,795     - 1%
  General.................      209     201    +  4%      400      397     + 1%
  Classified..............    1,739   1,670    +  4%    3,464    3,280     + 6%
                              -----   -----            ------   ------
Total full run............    2,863   2,780    +  3%    5,648    5,472     + 3%
Part run..................    2,547   2,624    -  3%    5,051    5,000     + 1%
Preprint..................    2,667   2,379    + 12%    4,767    4,420     + 8%
                              -----   -----            ------   ------
Total inches..............    8,077   7,783    +  4%   15,466   14,892     + 4%


     Circulation revenues decreased 2% in the 1998 second quarter and 3% in the first half. Total average daily circulation decreased slightly to 1,264,000 copies in the 1998 second quarter, and total average Sunday circulation was down 1% to 1,868,000 copies. For the first half of 1998, total average daily circulation improved slightly to 1,294,000 copies, while total average Sunday circulation was down less than 1% to 1,920,000 copies.

     Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; revenues from Internet/electronic products; cable news programming; and other publishing-related activities. The increase in other revenues in the 1998 second quarter and first half resulted primarily from higher revenues from direct mail operations, commercial printing operations and Internet/electronic products.

Operating Expenses -- Publishing operating expenses increased 4%, or $11 million, in the second quarter of 1998 and 5%, or $27 million, in the first half. In the second quarter of 1998, newsprint and ink expense increased 8%, or $4 million, as average newsprint prices were up 5% and consumption increased 2%. Other expenses were up 3%, or $7 million, mainly due to increased development spending, primarily in online businesses. For the first half, newsprint and ink expense increased 13%, or $14 million, as average newsprint prices were up 8% and consumption increased 5%. Other expenses were up 3%, or $13 million, in the first half mainly due to increased development spending.

BROADCASTING AND ENTERTAINMENT

Operating Profit and Revenues -- The following table presents operating revenues, EBITDA and operating profit for television, radio and entertainment/other for the second quarter and first half. Entertainment/other includes Tribune Entertainment and the Chicago Cubs.

                                      Second Quarter             First Half
                                   --------------------     --------------------
(Dollars in millions)              1998   1997   Change     1998   1997   Change
                                   ----   ----   ------     ----   ----   ------
Operating revenues
   Television..................    $260   $243    +  7%     $470   $405    + 16%
   Radio.......................      15     18    - 20%       28     43    - 36%
   Entertainment/other.........      48     39    + 23%       65     54    + 22%
                                   ----   ----              ----   ----
Total operating revenues.......    $323   $300    +  7%     $563   $502    + 12%

EBITDA
   Television..................    $113   $101    + 12%     $187   $152    + 22%
   Radio.......................       5      7    - 27%       10     12    - 14%
   Entertainment/other.........       1     (2)      *        (2)    (6)   + 76%
                                   ----   ----              ----   ----
Total EBITDA...................    $119   $106    + 13%     $195   $158    + 24%

Operating profit
   Television..................    $ 94   $ 82    + 14%     $147   $123    + 20%
   Radio.......................       4      6    - 29%        9     10    - 13%
   Entertainment/other.........       -     (3)      *        (4)    (9)   + 60%
                                   ----   ----              ----   ----
Total operating profit.........    $ 98   $ 85    + 15%     $152   $124    + 23%
*Not meaningful


     Broadcasting and entertainment operating revenues increased 7% to $323 million in the 1998 second quarter and increased 12% to $563 million in the first half primarily due to increased television revenues. Television revenues were up 7%, or $17 million, in the second quarter due to gains primarily at WPIX-New York, WGN-Chicago, WBZL-Miami, KDAF-Dallas, KHTV-Houston and KTLA-Los Angeles, and the addition of KTZZ-Seattle and WXMI-Grand Rapids. The two new television stations were acquired in June 1998 in exchange for the Company's WQCD radio station and cash. Television revenues were up 16%, or $65 million, in the first half primarily due to the acquisitions of six Renaissance stations (in March 1997) and KTZZ-Seattle and WXMI-Grand Rapids. Excluding acquisitions, television revenues increased 5% in the first half primarily due to gains at almost every existing station. Radio revenues decreased 20% to $15 million in the 1998 second quarter and declined 36% to $28 million in the first half mainly due to the divestitures of WQCD and Farm Journal. Excluding WQCD and Farm Journal, radio revenues increased 2% in both the quarter and the first half. Entertainment/other revenues increased 23%, or $9 million, in the 1998 second quarter and were up 22%, or $11 million, in the first half due to improvements at Tribune Entertainment and the Cubs. Tribune Entertainment revenues increased due to the September 1997 launch of the "Gene Roddenberry's Earth: Final Conflict" and "NightMan" syndicated programs. Cubs revenues improved mainly due to eight more home games in 1998 versus 1997 through the end of the first half.

     Second quarter 1998 operating profit for broadcasting and entertainment was up 15% to $98 million from $85 million in 1997. The growth was primarily due to a 14% increase in television operating profit as a result of gains at almost every station and the addition of KTZZ-Seattle and WXMI-Grand Rapids.

For the first half, operating profit increased 23% to $152 million from $124 million in 1997, mainly due to a 20% increase in television. Excluding acquisitions, television operating profit was up 12% in the first half due to gains at almost every station.

Operating Expenses -- Broadcasting and entertainment operating expenses increased 4%, or $10 million, in the second quarter of 1998 and 9%, or $33 million, in the first half. In the second quarter, the increase was primarily due to higher player salaries at the Cubs and increased broadcast rights amortization, which was largely due to higher production costs at Tribune Entertainment. The increase in operating expenses for the first half was primarily due to the television station acquisitions, higher broadcast rights amortization and increased player salaries at the Cubs, partially offset by the WQCD and Farm Journal dispositions. Excluding acquisitions and divestitures, broadcasting and entertainment operating expenses increased 4%, or $12 million, in the first half.


EDUCATION

Operating Profit and Revenues -- The following table presents education operating revenues, EBITDA and operating profit for the second quarter and first half:

                                      Second Quarter            First Half
                                   --------------------    --------------------
(Dollars in millions)              1998   1997   Change    1998   1997   Change
                                   ----   ----   ------    ----   ----   ------

Operating revenues.............     $86    $60    + 44%    $145    $97    + 50%
EBITDA.........................      20     15    + 27%      25     20    + 31%
Operating profit...............      13     12    + 16%      13     11    + 12%


     Education's second quarter 1998 operating revenues increased 44% to $86 million and were up 50% to $145 million in the first half. The improvement was primarily due to the acquisitions of Landoll (in December 1997) and Shortland (in September 1997) and growth at existing businesses. Excluding the acquisitions, education revenues increased 6% in the 1998 second quarter and 8% in the first half.

     Education's second quarter 1998 operating profit increased 16% to $13 million and was up 12% to $13 million in the first half. The improvements were primarily due to the acquisitions and second quarter growth at existing businesses. Excluding the acquisitions, education operating profit increased 3% in the second quarter and decreased 10% in the first half. For the first half, gains at most businesses were offset by a decline at Creative Publications. Creative has recently established a new management team and sales force to focus on sales efforts.

Operating Expenses -- Education operating expenses increased 51%, or $24 million, in the 1998 second quarter, and 56%, or $47 million, in the first half, primarily due to the acquisitions. Excluding acquisitions, education operating expenses increased 7%, or $3 million, in the 1998 second quarter and 10%, or $9 million, in the first half due to higher sales volume.

EQUITY RESULTS

     Net loss on equity investments in the second quarter of 1998 totaled $8 million compared to $6 million in 1997 and for the first half totaled $22 million compared to $17 million in 1997. The majority of equity losses in both years came from the Company's equity interest in the growing WB Network. In the first quarter of 1998, the Company increased its equity position in The WB Network to 25% from 22%.


OTHER

     Interest expense for the 1998 second quarter decreased 17% to $21 million primarily due to lower commercial paper debt levels. For the first half, interest expense increased 3% to $42 million primarily due to higher average debt levels resulting from acquisitions and stock repurchases. Interest income declined 77% to $1 million in the 1998 second quarter and decreased 82% to $3 million in the first half, mainly due to the December 1997 sale of The Learning Company convertible notes. The effective tax rate, excluding non-recurring items, was 40.4% and 40.8% for the 1998 and 1997 second quarters, respectively, and 40.4% and 41.1% for the 1998 and 1997 first halves, respectively.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by operations in the first half was $270 million in 1998, up from $190 million in 1997 mainly due to higher net income and changes in working capital. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt.

     Net cash used for investments totaled $168 million in the 1998 first half as the Company spent $110 million for acquisitions and investments.

     Net cash used by financing activities in the 1998 first half was $129 million due to the repayments of debt, purchases of treasury stock and payments of dividends, partially offset by the issuance of long-term debt and salesof stock to employees. In the first half of 1998, the Company issued $10 million of commercial paper and repurchased 2 million shares of its common stock for $132 million. At June 28, 1998, the Company had authorization to repurchase an additional 5.1 million shares and expects to continue to repurchase shares in 1998. The 1998 common dividend increased 7% to $.34 per share for the first half from $.32 per share in 1997.

     In August 1998, the Company issued 4.6 million of Debt Exchangeable for Common Stock securities ("DECS") for proceeds of approximately $128.5 million. The DECS have a 6 1/4% coupon and mature on August 15, 2001. At maturity, the DECS will be exchanged for shares of common stock of The Learning Company, Inc. ("TLC") or, at the Company's option, the cash equivalent thereof. The Company currently owns 5.2 million shares of TLC common stock. The number of TLC shares deliverable at maturity is determined by reference to the market value of the TLC common stock adjusted in accordance with a predetermined formula that allocates a portion of the appreciation, if any, to the Company. Holders of the DECS bear the full risk of a decline in the value of TLC common stock prior to maturity. Proceeds from the issuance of the DECS will be used for general corporate purposes. Under current accounting pronouncements, changes in the market value of the DECS and the underlying investment in TLC common stock are included in accumulated other comprehensive income, a separate component of shareholders' equity, net of applicable taxes. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", which is effective in fiscal year 2000. The statement will impact the accounting for the DECS and the underlying investment in TLC common stock. Management is currently reviewing the impact of this new accounting pronouncement.

     In July 1998, the Company established a stock compensation fund to purchase common stock of the Company for the purpose of funding certain stock-based compensation plans. On August 10, 1998, one million shares of common stock were purchased for approximately $67 million, pursuant to privately negotiated stock purchase agreements with a financial institution. To complete the transactions, the financial institution borrowed Tribune shares and will be purchasing replacement shares in the open market over a period not to exceed six months. The initial purchase price is subject to future market price adjustments until the financial institution completes the transactions. The initial purchase price and any market price adjustments will be recorded as a separate component of shareholders' equity.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.
         ---------------------------------------------------------

     The following represents an update of the Company's market sensitive financial information. This information should be read in conjunction with Item 7A of the Company's 1997 Form 10-K and contains forward looking statements.

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

     The following analysis presents the hypothetical change in the fair value of the Company's common stock investments in publicly traded companies arising from selected hypothetical changes in each stock's price. The fair value of the Company's common stock investments in publicly traded companies assuming stock price fluctuations of plus or minus 10%, 20% and 30% would be as follows (in thousands):

                              Valuation of Investments                          Valuation of Investments
                             Assuming Indicated Decrease                       Assuming Indicated Increase
                                in Each Stock's Price                             in Each Stock's Price
                           -------------------------------   June 28, 1998   -------------------------------
                             -30%        -20%       -10%      Fair Value       +10%        +20%       +30%
                           --------    --------   --------   -------------   --------    --------   --------
Common stock
   investments in
   public companies        $388,953    $444,518   $500,082     $555,647      $611,212    $666,776   $722,341


     During the last 12 quarters, market price movements have caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in eight of the quarters, by 20% or more in four of the quarters and by 30% or more in four of the quarters.

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

         (b) Reports on Form 8-K.

             No reports on Form 8-K were filed in the second quarter of 1998.

                                    SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRIBUNE COMPANY
                                    (Registrant)



Date:  August 11, 1998              /s/ R. Mark Mallory
                                    -------------------
                                    R. Mark Mallory
                                    Vice President and Controller
                                    (on behalf of the Registrant
                                    and as Chief Accounting Officer)