Form 10-Q
period 1998-09-27
TRIBUNE CO
filed 1998-11-10
CIK 726513

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 27, 1998

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       At November 6, 1998 there were 118,758,409 shares outstanding of the Company's Common Stock (without par value).






--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                        TRIBUNE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                   (Unaudited)

                                                             Third Quarter Ended              Three Quarters Ended
                                                       -------------------------------   -------------------------------
                                                       Sept. 27, 1998   Sept. 28, 1997   Sept. 27, 1998   Sept. 28, 1997
                                                       --------------   --------------   --------------   --------------

Operating Revenues......................................     $757,148         $695,286       $2,215,425       $2,008,947

Operating Expenses
Cost of sales (exclusive of items shown below)..........      365,076          333,523        1,049,389          938,594
Selling, general and administrative.....................      175,079          155,942          506,645          472,009
Depreciation and amortization of
     intangible assets..................................       49,429           46,343          145,112          128,056
                                                             --------         --------       ----------       ----------
Total operating expenses................................      589,584          535,808        1,701,146        1,538,659
                                                             --------         --------       ----------       ----------

Operating Profit........................................      167,564          159,478          514,279          470,288

Net loss on equity investments..........................       (7,212)          (8,590)         (29,077)         (25,959)
Sales of subsidiary and investments,
   net of write-downs...................................            -           41,496           93,099           70,025
Interest income.........................................        1,461            5,934            4,241           21,121
Interest expense........................................      (22,108)         (23,360)         (64,138)         (63,994)
                                                             --------         --------       ----------       ----------

Income Before Income Taxes..............................      139,705          174,958          518,404          471,481
Income taxes............................................      (56,399)         (70,180)        (217,373)        (191,266)
                                                             --------         --------       ----------       ----------

Net Income..............................................       83,306          104,778          301,031          280,215
Preferred dividends, net of tax.........................       (4,696)          (4,700)         (14,087)         (14,099)
                                                             --------         --------       ----------       ----------

Net Income Attributable to Common Shares................     $ 78,610         $100,078       $  286,944       $  266,116
                                                             ========         ========       ==========       ==========

Earnings Per Share:
Basic...................................................         $.65             $.81            $2.35            $2.17
                                                                 ====             ====            =====            =====

Diluted.................................................         $.60             $.75            $2.17            $2.00
                                                                 ====             ====            =====            =====

Dividends per common share..............................         $.17             $.16            $ .51            $ .48
                                                                 ====             ====            =====            =====


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                              September 27, 1998    December 28, 1997
                                                                              ------------------    -----------------
                                                                                  (Unaudited)
ASSETS
Current assets
Cash and short-term investments..............................................        $    30,681          $    66,618
Accounts receivable, net.....................................................            525,845              442,332
Inventories..................................................................            103,085               99,491
Broadcast rights.............................................................            222,984              190,339
Prepaid expenses and other...................................................             52,184               48,969
                                                                                     -----------          -----------
Total current assets.........................................................            934,779              847,749

Property, plant and equipment................................................          1,624,915            1,550,897
Accumulated depreciation.....................................................           (974,150)            (900,450)
                                                                                     -----------          -----------
Net properties...............................................................            650,765              650,447

Broadcast rights.............................................................            271,020              162,096
Intangible assets, net.......................................................          2,719,902            2,503,069
Investments..................................................................            762,042              481,544
Other........................................................................            142,554              132,649
                                                                                     -----------          -----------
Total assets.................................................................        $ 5,481,062          $ 4,777,554
                                                                                     ===========          ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year...........................................        $    31,034          $    33,348
Contracts payable for broadcast rights.......................................            245,171              210,565
Deferred income..............................................................             63,117               53,065
Income taxes.................................................................             45,061               31,367
Accounts payable, accrued expenses and other current liabilities.............            452,864              377,875
                                                                                     -----------          -----------
Total current liabilities....................................................            837,247              706,220

Long-term debt...............................................................          1,626,890            1,521,453
Deferred income taxes........................................................            503,266              363,186
Contracts payable for broadcast rights.......................................            334,468              230,832
Compensation and other obligations...........................................            167,356              129,859
                                                                                     -----------          -----------
Total liabilities............................................................          3,469,227            2,951,550

Shareholders' equity
Series B convertible preferred stock.........................................            293,043              303,864
Common stock and additional paid-in capital..................................            221,304              202,419
Retained earnings............................................................          2,735,772            2,506,292
Treasury stock (at cost).....................................................         (1,356,465)          (1,159,832)
Shares held by Tribune Stock Compensation Fund (at cost).....................            (47,645)                   -
Unearned compensation related to ESOP........................................           (186,325)            (188,380)
Accumulated other comprehensive income.......................................            352,151              161,641
                                                                                     -----------          -----------
Total shareholders' equity...................................................          2,011,835            1,826,004
                                                                                     -----------          -----------
Total liabilities and shareholders' equity...................................        $ 5,481,062          $ 4,777,554
                                                                                     ===========          ===========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)


                                                                                        Three Quarters Ended
                                                                                ------------------------------------
                                                                                Sept. 27, 1998        Sept. 28, 1997
                                                                                --------------        --------------
Operations
Net income...................................................................         $301,031            $  280,215
Adjustments to reconcile net income to net cash
  provided by operations:
    Gain on sales of subsidiary and investments, net of write-downs..........          (93,099)              (70,025)
    Depreciation and amortization of intangible assets.......................          145,112               128,056
    Other, net...............................................................           59,507               (72,925)
                                                                                      --------            ----------
Net cash provided by operations..............................................          412,551               265,321
                                                                                      --------            ----------

Investments
Capital expenditures.........................................................          (85,271)              (63,055)
Acquisitions and investments.................................................         (177,232)           (1,205,623)
Proceeds from sales of investments, subsidiary and assets....................           14,738               228,455
Other, net...................................................................          (26,550)               (6,663)
                                                                                      --------            ----------
Net cash used for investments................................................         (274,315)           (1,046,886)
                                                                                      --------            ----------

Financing
Proceeds from issuance of long-term debt.....................................          153,513               612,317
Repayments of long-term debt.................................................          (20,082)               (6,976)
Sales of common stock to employees, net......................................           35,872                40,127
Purchases of treasury stock..................................................         (202,963)              (69,135)
Purchases of stock for Tribune Stock Compensation Fund.......................          (68,962)                    -
Dividends....................................................................          (71,551)              (68,339)
                                                                                      --------            ----------
Net cash provided by (used for) financing....................................         (174,173)              507,994
                                                                                      --------            ----------

Net decrease in cash and short-term investments..............................          (35,937)             (273,571)

Cash and short-term investments at the beginning of year.....................           66,618               274,170
                                                                                      --------            ----------

Cash and short-term investments at the end of quarter........................         $ 30,681            $      599
                                                                                      ========            ==========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1:
------

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the "Company" or "Tribune") as of September 27, 1998 and the results of their operations for the quarters and first three quarters ended September 27, 1998 and September 28, 1997 and cash flows for the first three quarters ended September 27, 1998 and September 28, 1997. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 1998 presentation. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included by reference in the Company's Annual Report on Form 10-K.


Note 2:
------

     In 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, "Reporting Comprehensive Income." The statement requires companies to report comprehensive income, which includes net income and certain other items that were formerly reported in a separate component of shareholders' equity. For the Company, other comprehensive income includes unrealized gains and losses on marketable securities, net of the change in current maturity value of the Company's Debt Exchangeable for Common Stock securities. The Company's comprehensive income was as follows
(in thousands):

                                                                 Third Quarter Ended                   Three Quarters Ended
                                                          --------------------------------      ---------------------------------
                                                          Sept. 27, 1998    Sept. 28, 1997      Sept. 27, 1998     Sept. 28, 1997
                                                          --------------    --------------      --------------     --------------
Net income............................................           $83,306          $104,778            $301,031           $280,215

Net unrealized holding gain on marketable
  securities, before tax:
    Arising during the period ........................            18,594           101,206             325,597            141,258
    Less:  reclassification adjustment for
      net gains included in net income................                 -           (41,496)            (12,131)           (73,625)
                                                                 -------          --------            --------           --------
    Unrealized gain...................................            18,594            59,710             313,466             67,633
Income taxes..........................................            (7,293)          (23,421)           (122,956)           (26,529)
                                                                 -------          --------            --------           --------
Net other comprehensive income........................            11,301            36,289             190,510             41,104
                                                                 -------          --------            --------           --------

Comprehensive income..................................           $94,607          $141,067            $491,541           $321,319
                                                                 =======          ========            ========           ========

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

     The computations of basic and diluted earnings per share were as follows (in thousands, except per share data):

                                                                 Third Quarter Ended                  Three Quarters Ended
                                                          --------------------------------     ---------------------------------
                                                          Sept. 27, 1998    Sept. 28, 1997     Sept. 27, 1998     Sept. 28, 1997
                                                          --------------    --------------     --------------     --------------
BASIC
Net income.............................................          $83,306          $104,778           $301,031           $280,215
Preferred dividends, net of tax........................           (4,696)           (4,700)           (14,087)           (14,099)
                                                                 -------          --------           --------           --------
Net income attributable to common shares...............          $78,610          $100,078           $286,944           $266,116
                                                                 -------          --------           --------           --------

Weighted average common shares
  outstanding..........................................          121,244           123,247            121,986            122,872
                                                                 -------          --------           --------           --------

Basic earnings per share...............................          $   .65          $    .81           $   2.35           $   2.17
                                                                 =======          ========           ========           ========

DILUTED
Net income.............................................          $83,306          $104,778           $301,031           $280,215
Additional ESOP contribution required
  assuming all preferred shares were
  converted, net of tax................................           (3,184)           (3,287)            (9,553)            (9,863)
                                                                 -------          --------           --------           --------
Adjusted net income....................................          $80,122          $101,491           $291,478           $270,352
                                                                 -------          --------           --------           --------

Weighted average common shares
  outstanding..........................................          121,244           123,247            121,986            122,872
Assumed conversion of preferred shares
  into common shares...................................           10,703            11,093             10,703             11,093
Assumed exercise of stock options, net of
  common shares assumed repurchased
  with the proceeds....................................            1,466             1,605              1,730              1,407
                                                                 -------          --------           --------           --------
Adjusted weighted average common shares
  outstanding..........................................          133,413           135,945            134,419            135,372
                                                                 -------          --------           --------           --------

Diluted earnings per share.............................          $   .60          $    .75           $   2.17           $   2.00
                                                                 =======          ========           ========           ========

Note 4:
------

    Inventories consist of (in thousands):


                                           Sept. 27, 1998         Dec. 28, 1997
                                           --------------         -------------
Finished goods........................           $ 78,969               $78,058
Newsprint (at LIFO)...................             13,374                11,653
Supplies and other....................             10,742                 9,780
                                                 --------               -------

Total inventories.....................           $103,085               $99,491
                                                 ========               =======


     Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $9.6 million at September 27, 1998 and $10.5 million at December 28, 1997. Finished goods primarily include books and supplemental educational materials.


Note 5:
------

     The first three quarters of 1998 included several non-recurring items. In June 1998, the Company completed the exchange of its WQCD radio station in New York and cash for the assets of television stations KTZZ-Seattle and WXMI-Grand Rapids, Mich. The divestiture of WQCD was accounted for as a sale and the acquisition of the television stations was recorded as a purchase. The transaction resulted in a pretax gain of $85 million, or $.32 per diluted share. The Company also sold certain investments and recorded certain investment write-downs during the first two quarters of 1998.

     The first three quarters of 1997 also included several non-recurring items. In September 1997, the Company sold approximately 512,000 shares of America Online common stock for $38 million in cash and recorded a pretax gain of $37 million or $.17 per diluted share.

     In the second quarter of 1997, the Company sold approximately 2 million additional shares of America Online common stock for $96 million in cash and recorded a pretax gain of $94 million, or $.43 per diluted share. Also in the second quarter of 1997, Tribune concluded that the decline in the value of its $123.5 million investment in The Learning Company common stock was other than temporary and wrote down the investment to fair market value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The write-down resulted in a non-cash, pretax loss of $77 million, or $.35 per diluted share.

     In March 1997, the Company sold its Farm Journal subsidiary for approximately $17 million in cash. The Company had acquired Farm Journal in 1994 for approximately $17 million. In June 1997, the Company completed the sale of a building in Fort Lauderdale, which is approximately 35% occupied by the Company's Sun-Sentinel newspaper subsidiary. The Company received proceeds of approximately $43 million and deferred, under sale and leaseback accounting rules, the pretax gain of approximately $11 million, which is being amortized over the Sun-Sentinel's 14 year lease term. The Company also sold certain other investments and recorded another investment write-down in the first three quarters of 1997.

     In the aggregate, non-recurring items increased 1997 third quarter pretax income and diluted earnings per share by $41 million and $.19, respectively. For the first three quarters, non-recurring items increased pretax income and diluted earnings per share by $93 million and $.35 in 1998 and $70 million and $.32 in 1997, respectively.

Note 6:
------

     In September 1998, the Company purchased South Florida Newspaper Network Inc., which publishes 33 weekly newspapers in South Florida.

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

     Unaudited pro forma results of operations of the Company for the first three quarters of 1998 and 1997 are shown below. The pro forma information was prepared assuming the 1998 and 1997 acquisitions, investments and dispositions discussed in Notes 5 and 6 had occurred at the beginning of each year. The pro forma results may not be indicative of the results that would have been reported if the transactions had actually occurred at the beginning of each year presented, or of results that may be attained in the future. The unaudited pro forma results do not reflect any synergies anticipated by the Company as a result of the acquisitions.

                                                    Three Quarters Ended
                                             ----------------------------------
(In thousands, except per share data)        Sept. 27, 1998      Sept. 28, 1997
                                             --------------      --------------

Operating revenues ...................           $2,245,142          $2,133,322
Net income ...........................             $298,167            $266,175
Diluted earnings per share ...........                $2.15               $1.90


Note 7:
------

     In August 1998, the Company reached an agreement with Meredith Corporation to acquire the assets of television station KCPQ-Seattle, in exchange for the assets of the Company's WGNX-Atlanta television station. In a three-way transaction, Meredith has agreed to purchase KCPQ pursuant to a merger with Kelly Television Co. and then exchange the station for WGNX. The transaction, pending FCC approval, is expected to close in the first quarter of 1999. Current FCC regulations preclude the Company from owning both KCPQ and the Company's KTZZ-Seattle television station. Accordingly, the Company is currently seeking a waiver from the FCC that would provide the Company with six months to dispose of the KTZZ station following the consummation of the KCPQ exchange.


Note 8:
------

     Financial data for each of the Company's business segments is as follows (in thousands):

                                                     Third Quarter Ended                    Three Quarters Ended
                                              ---------------------------------       --------------------------------
                                              Sept. 27, 1998     Sept. 28, 1997       Sept. 27, 1998    Sept. 28, 1997
                                              --------------     --------------       --------------    --------------
Operating revenues
   Publishing...............................        $353,614           $341,516           $1,103,433        $1,056,773
   Broadcasting and Entertainment...........         291,144            274,020              854,135           775,677
   Education................................         112,390             79,750              257,857           176,497
                                                    --------           --------           ----------        ----------

Total operating revenues....................        $757,148           $695,286           $2,215,425        $2,008,947
                                                    ========           ========           ==========        ==========

Operating profit
   Publishing...............................        $ 78,120            $73,035           $  277,580        $  264,548
   Broadcasting and Entertainment...........          69,240             70,958              221,526           195,196
   Education................................          28,844             24,098               41,469            35,419
   Corporate expenses.......................          (8,640)            (8,613)             (26,296)          (24,875)
                                                    --------           --------           ----------        ----------

Total operating profit......................        $167,564           $159,478           $  514,279        $  470,288
                                                    ========           ========           ==========        ==========

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

     The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the third quarter and first three quarters of 1998 to the third quarter and first three quarters of 1997.


FORWARD-LOOKING STATEMENTS
--------------------------

     This discussion, the information contained in the preceding notes to the financial statements and the information contained in the quantitative and qualitative disclosure about market risk contain certain forward-looking statements that are based largely on the Company's current expectations. Such forward-looking statements include estimates and statements regarding the Company's plans to address Year 2000 issues and associated costs and risks. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and performance of achievements to differ materially from those expressed in the forward-looking statements. Among such risks, trends and uncertainties are changes in advertising demand; newsprint prices; interest rates; regulatory rulings and other economic conditions; the effect of acquisitions, investments and divestitures on the Company's results of operations and financial condition; and the Company's reliance on third party vendors for various services. The words "believe," "expect," "anticipate," "estimate" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing and in some instances, beyond the Company's control.


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

     In August 1998, the Company reached an agreement with Meredith Corporation to acquire the assets of television station KCPQ-Seattle, in exchange for the assets of the Company's WGNX-Atlanta television station. In a three-way transaction, Meredith has agreed to purchase KCPQ pursuant to a merger with Kelly Television Co. and then exchange the station for WGNX. The transaction, pending FCC approval, is expected to close in the first quarter of 1999. Current FCC regulations preclude the Company from owning both KCPQ and the Company's KTZZ-Seattle television station. Accordingly, the Company is currently seeking a waiver from the FCC that would provide the Company with six months to dispose of the KTZZ station following the consummation of the KCPQ exchange.

     The first three quarters of 1998 included several non-recurring items. In addition to the exchange of WQCD for KTZZ and WXMI, the Company also sold certain investments and recorded certain investment write-downs during the first two quarters of 1998.

     The first three quarters of 1997 also included several non-recurring items. In September 1997, the Company sold approximately 512,000 shares of America Online common stock for $38 million in cash and recorded a pretax gain of $37 million, or $.17 per diluted share.

     In the second quarter of 1997, the Company sold approximately 2 million additional shares of America Online common stock for $96 million in cash and recorded a pretax gain of $94 million, or $.43 per diluted share. Also in the second quarter of 1997, Tribune concluded that the decline in the value of its $123.5 million investment in The Learning Company common stock was other than temporary and wrote down the investment to fair market value in accordance with SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities." The write-down resulted in a non-cash, pretax loss of $77 million, or $.35 per diluted share.

     In March 1997, the Company sold its Farm Journal subsidiary for approximately $17 million in cash. The Company had acquired Farm Journal in 1994 for approximately $17 million. In June 1997, the Company completed the sale of a building in Fort Lauderdale, which is approximately 35% occupied by the Company's Sun-Sentinel newspaper subsidiary. The Company received proceeds of approximately $43 million and deferred, under sale and leaseback accounting rules, the pretax gain of approximately $11 million, which is being amortized over the Sun-Sentinel's 14 year lease term. The Company also sold certain other investments and recorded another investment write-down in the first three quarters of 1997.

     In the aggregate, non-recurring items increased 1997 third quarter pretax income and diluted earnings per share by $41 million and $.19, respectively. For the first three quarters, non-recurring items increased pretax income and diluted earnings per share by $93 million and $.35 in 1998 and $70 million and $.32 in 1997, respectively.

RESULTS OF OPERATIONS
---------------------

     The results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. In both publishing and broadcasting and entertainment, second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising while the fourth quarter includes advertising related to the holiday season. In education, second and third quarter revenues are typically higher than first and fourth quarter revenues. Results for the second and third quarters generally reflect the timing of sales to educational institutions for the upcoming school year, which begins in September. Results for the 1998 and 1997 third quarters reflect these seasonal patterns.


CONSOLIDATED

     The Company's consolidated operating results for the third quarter and first three quarters of 1998 and 1997 and the percentage changes from 1997 were as follows:



                                                                  Third Quarter                      Three Quarters
(Dollars in millions,                                      ---------------------------       ------------------------------
except per share amounts)                                  1998       1997      Change         1998        1997      Change
                                                           ----       ----      ------       ------      ------      ------
Operating revenues..................................       $757       $695      +   9%       $2,215      $2,009       + 10%
Operating profit....................................        168        159      +   5%          514         470       +  9%
Net loss on equity investments......................         (7)        (9)     -  16%          (29)        (26)      + 12%
Sales of subsidiary and investments,
   net of write-downs (non-recurring)..............           -         41      - 100%           93          70       + 33%
Net income
   Before non-recurring items......................          83         79      +   5%          254         237       +  7%
   Non-recurring items.............................           -         26      - 100%           47          43       + 10%
   Total...........................................          83        105      -  20%          301         280       +  7%
Diluted earnings per share
   Before non-recurring items......................         .60        .56      +   7%         1.82        1.68       +  8%
   Non-recurring items.............................           -        .19      - 100%          .35         .32       +  9%
   Total...........................................         .60        .75      -  20%         2.17        2.00       +  9%



Earnings Per Share -- Diluted earnings per share for the 1998 third quarter rose to $.60, up 7% from $.56 last year, excluding non-recurring items. For the first three quarters of 1998, diluted earnings per share increased 8% to $1.82 from $1.68 in 1997, excluding non-recurring items. The third quarter improvement was due to operating profit gains in publishing and education and fewer shares outstanding, partially offset by a slight decline in broadcasting and entertainment operating profit and higher net interest expense. The improvement in the first three quarters was due to higher operating profit at all three business groups and fewer shares outstanding, partially offset by higher net interest expense. Including non-recurring items, diluted earnings per share decreased 20% to $.60 in the third quarter of 1998 and increased 9% to $2.17 in the first three quarters.

Operating Profit and Revenues -- The Company's consolidated operating revenues, EBITDA (operating profit before depreciation, amortization, equity results and non-recurring items) and operating profit by business segment for the third quarter and first three quarters were as follows:

                                                                  Third Quarter                      Three Quarters
                                                           ---------------------------       ------------------------------
(Dollars in millions)                                      1998       1997      Change         1998        1997      Change
                                                           ----       ----      ------       ------      ------      ------
Operating revenues
   Publishing.......................................       $354       $341       +  4%       $1,103      $1,057       +  4%
   Broadcasting and Entertainment...................        291        274       +  6%          854         776       + 10%
   Education........................................        112         80       + 41%          258         176       + 46%
                                                           ----       ----                   ------      ------
Total operating revenues.............................      $757       $695       +  9%       $2,215      $2,009       + 10%

EBITDA*
   Publishing.......................................       $ 98       $ 92       +  6%       $  336      $  323       +  4%
   Broadcasting and Entertainment...................         92         93       -  1%          286         250       + 14%
   Education........................................         35         29       + 23%           61          48       + 27%
   Corporate expenses...............................         (8)        (8)         -           (24)        (23)      -  5%
                                                           ----       ----                   ------      ------
Total EBITDA.........................................      $217       $206       +  5%       $  659      $  598       + 10%

Operating profit
   Publishing.......................................       $ 78       $ 73       +  7%       $  278      $  265       +  5%
   Broadcasting and Entertainment...................         69         71       -  2%          221         195       + 13%
   Education........................................         29         24       + 20%           41          35       + 17%
   Corporate expenses...............................         (8)        (9)         -           (26)        (25)      -  6%
                                                           ----       ----                   ------      ------
Total operating profit...............................      $168       $159       +  5%       $  514      $  470       +  9%

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


     Consolidated operating revenues for the 1998 third quarter rose 9% to $757 million from $695 million in 1997 and for the first three quarters increased 10% to $2.2 billion from $2.0 billion in 1997, mainly due to recent acquisitions and higher advertising revenues. Excluding acquisitions and divestitures ("on a comparable basis"), revenues were up 4% for the third quarter and increased 5% for the first three quarters, mainly due to higher advertising revenues from newspapers and television stations.

     Consolidated operating profit increased 5% in the 1998 third quarter and 9% in the first three quarters, while EBITDA increased 5% in the third quarter and 10% in the first three quarters. Publishing operating profit increased 7% in the 1998 third quarter and 5% in the first three quarters mainly due to higher advertising revenues at all newspapers. Broadcasting and entertainment operating profit declined 2% in the 1998 third quarter and grew 13% in the first three quarters. In the third quarter, gains in television operating profit were more than offset by a decline at the Chicago Cubs. For the first three quarters, the improvement was primarily due to television growth. Education operating profit increased 20% in the third quarter and 17% in the first three quarters mainly due to acquisitions and growth at existing businesses. On a comparable basis,consolidated operating profit was up 3% in the third quarter and 7% in the first three quarters, and EBITDA increased 3% in the third quarter and 6% in the first three quarters.

Operating Expenses -- Consolidated operating expenses increased 10% in the third quarter and 11% in the first three quarters as follows:


                                                                  Third Quarter                        Three Quarters
                                                           ---------------------------       ---------------------------------
(Dollars in millions)                                      1998       1997      Change         1998         1997        Change
                                                           ----       ----      ------       ------       ------        ------
Cost of sales.......................................       $365       $334       +  9%       $1,049       $  939         + 12%
Selling, general & administrative...................        175        156       + 12%          507          472         +  7%
Depreciation & amortization
   of intangible assets.............................         50         46       +  7%          145          128         + 13%
                                                           ----       ----                   ------       ------
Total operating expenses............................       $590       $536       + 10%       $1,701       $1,539         + 11%



     Cost of sales increased 9%, or $31 million, in the 1998 third quarter and increased 12%, or $110 million, in the first three quarters. On a comparable basis, cost of sales increased 5%, or $16 million, in the third quarter and was up 7%, or $63 million, in the first three quarters. The growth in both periods was due to increased compensation expense, higher broadcast rights amortization and increased newsprint and ink expense. Compensation expense was up 8%, or $10 million, in the third quarter and 6%, or $20 million, in the first three quarters. Broadcast rights amortization increased 7%, or $4 million, in the third quarter and was up 7%, or $12 million, in the first three quarters, largely due to higher production costs at Tribune Entertainment. Newsprint and ink expense increased 1%, or $1 million, in the third quarter of 1998 and grew 9%, or $14 million, in the first three quarters.

     Selling, general and administrative expenses ("SG&A") were up 12%, or $19 million, in the 1998 third quarter and increased 7%, or $35 million, in the first three quarters. On a comparable basis, SG&A expenses increased 5%, or $9 million, in the third quarter and were up 2%, or $8 million, in the first three quarters. The growth in both periods was due to higher costs for development activities and increased compliance expenses related to the Year 2000 issue, partially offset by lower compensation expenses.

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


                                     Third Quarter           Three Quarters
                                  -------------------   ------------------------
(Dollars in millions)             1998   1997  Change     1998     1997   Change
                                  ----   ----  ------   ------   ------   ------
Operating revenues
  Daily newspapers..............  $330   $321    + 3%   $1,032   $  999    +  3%
  Other publications/
     services/development.......    24     20    +19%       71       58    + 23%
                                  ----   ----           ------   ------
Total operating revenues........  $354   $341    + 4%   $1,103   $1,057    +  4%

EBITDA
  Daily newspapers..............  $100   $ 95    + 5%   $  342   $  325    +  5%
  Other publications/
     services/development.......    (2)    (3)   +20%       (6)      (2)   -118%
                                  ----   ----           ------   ------
Total EBITDA....................   $98   $ 92    + 6%   $  336   $  323    +  4%

Operating profit
  Daily newspapers..............  $ 82   $ 78    + 6%   $  289   $  273    +  6%
  Other publications/
     services/development.......    (4)    (5)   +10%      (11)      (8)   - 41%
                                  ----   ----           ------   ------
Total operating profit..........  $ 78   $ 73    + 7%   $  278   $  265    +  5%


     Publishing operating revenues for the 1998 third quarter increased 4% to $354 million, and for the first three quarters were up 4% to $1.1 billion, mainly due to higher advertising revenues at all of the newspapers. Advertising revenues increased 3% in the third quarter and 4% in the first three quarters due to higher linage and rates. Operating profit for the 1998 third quarter was up 7% to $78 million, and for the first three quarters was up 5% to $278 million, primarily due to the higher advertising revenues, partially offset by higher newsprint and ink expenses, increased development spending and Year 2000 compliance expenses. In the third quarter of 1998, daily newspaper operating profit margins increased to 25.0% from 24.2% in 1997 and in the first three quarters increased to 28.0% from 27.3% in 1997.

     Publishing group revenues, by classification, for the third quarter and first three quarters were as follows:

                                   Third Quarter              Three Quarters
                               ---------------------     -----------------------
(Dollars in millions)          1998    1997   Change       1998    1997   Change
                               ----    ----   ------     ------  ------   ------
Advertising
  Retail.....................  $105    $101    +  4%     $  325  $  319    +  2%
  General....................    32      32    +  3%        110     107    +  3%
  Classified.................   134     130    +  3%        419     392    +  7%
                               ----    ----              ------  ------
Total advertising............   271     263    +  3%        854     818    +  4%
Circulation..................    60      61    -  2%        183     188    -  3%
Other........................    23      17    + 29%         66      51    + 31%
                               ----    ----              ------  ------
Total revenues...............  $354    $341    +  4%     $1,103  $1,057    +  4%

     Classified advertising revenues for the 1998 third quarter rose 3% due to higher help wanted advertising at Orlando and Fort Lauderdale and increased automotive advertising at Chicago and Fort Lauderdale. In the first three quarters, classified advertising rose 7% due to increases in help wanted advertising at all of the newspapers, higher automotive advertising at Chicago, Fort Lauderdale and Newport News and increased advertising from Internet/electronic products.

     Total advertising linage increased 6% in the 1998 third quarter and 5% in the first three quarters. Full run general advertising linage increased 5% in the third quarter due to an increase at Orlando and rose 2% in the first three quarters due to increases at Orlando and Fort Lauderdale. Full run classified advertising linage increased 6% in both the third quarter and first three quarters primarily due to increases at Fort Lauderdale, Newport News and Chicago. Part run advertising linage declined 3% in the third quarter mainly due to decreases at Chicago and Fort Lauderdale in retail and Chicago in classified. Preprint advertising linage increased 18% in the 1998 third quarter primarily due to higher part run linage at all of the newspapers; preprint advertising improved 11% in the first three quarters mainly due to higher part run linage at Chicago, Newport News and Fort Lauderdale and increased full run linage at Chicago, Fort Lauderdale and Orlando. The following summary presents advertising linage for the third quarter and first three quarters.

                                       Third Quarter          Three Quarters
                                   --------------------   ----------------------
(Inches in thousands)               1998   1997  Change     1998    1997  Change
                                   -----  -----  ------   ------  ------  ------
Full run
  Retail.........................    847    835    + 1%    2,631   2,630      -
  General........................    180    172    + 5%      580     569    + 2%
  Classified.....................  1,715  1,617    + 6%    5,179   4,897    + 6%
                                   -----  -----           ------  ------
Total full run...................  2,742  2,624    + 4%    8,390   8,096    + 4%
Part run.........................  2,382  2,458    - 3%    7,433   7,458      -
Preprint.........................  2,599  2,201    +18%    7,366   6,621    +11%
                                   -----  -----           ------  ------
Total inches.....................  7,723  7,283    + 6%   23,189  22,175    + 5%


     Circulation revenues declined 2% in the 1998 third quarter and 3% in the first three quarters. Total average daily circulation was flat at 1,225,000 copies in the 1998 third quarter, and total average Sunday circulation decreased slightly to 1,851,000 copies. For the first three quarters of 1998, total average daily circulation improved slightly to 1,270,000 copies, while total average Sunday circulation was down less than 1% to 1,897,000 copies.

     Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; revenues from Internet/electronic products; cable news programming; and other publishing-related activities. The increase in other revenues in the 1998 third quarter and first three quarters resulted primarily from higher revenues from direct mail operations, commercial printing operations and Internet/electronic products.

Operating Expenses -- Publishing operating expenses increased 3%, or $7 million, in the third quarter of 1998 and 4%, or $34 million, in the first three quarters. In the third quarter of 1998, newsprint and ink expense increased 1%, or $1 million, as consumption increased 2% while average newsprint prices were down 1%. Other expenses were up 3%, or $6 million, mainly due to increased Year 2000 compliance expenses and higher development spending, primarily in online businesses. For the first three quarters, newsprint and ink expense increased 9%, or $14 million, as average newsprint prices were up 5% and consumption increased 4%. Other expenses were up 3%, or $19 million, in the first three quarters mainly due to increased development spending, higher compensation expense and increased Year 2000 compliance expenses.


BROADCASTING AND ENTERTAINMENT

Operating Profit and Revenues -- The following table presents operating revenues, EBITDA and operating profit for television, radio and entertainment/other for the third quarter and first three quarters. Entertainment/other includes Tribune Entertainment and the Chicago Cubs.

                                     Third Quarter            Three Quarters
                                 ---------------------    ----------------------
(Dollars in millions)             1998    1997  Change     1998    1997   Change
                                 -----   -----  ------    -----   -----   ------
Operating revenues
   Television..................  $ 225   $ 212   +  6%    $ 695   $ 617    + 13%
   Radio.......................     13      14   - 10%       41      58    - 30%
   Entertainment/other.........     53      48   + 11%      118     101    + 17%
                                 -----   -----            -----   -----
Total operating revenues.......  $ 291   $ 274   +  6%    $ 854   $ 776    + 10%

EBITDA
   Television..................  $  84   $  78   +  7%    $ 270   $ 230    + 17%
   Radio.......................      4       6   - 29%       14      17    - 19%
   Entertainment/other.........      4       9   - 57%        2       3    - 15%
                                 -----   -----            -----   -----
Total EBITDA...................  $  92   $  93   -  1%    $ 286   $ 250    + 14%

Operating profit
   Television..................  $  63   $  59   +  8%    $ 210   $ 181    + 16%
   Radio.......................      3       5   - 29%       12      15    - 18%
   Entertainment/other.........      3       7   - 63%       (1)     (1)   + 44%
                                 -----   -----            -----   -----
Total operating profit.........  $  69   $  71   -  2%    $ 221   $ 195    + 13%


     Broadcasting and entertainment operating revenues increased 6% to $291 million in the 1998 third quarter and increased 10% to $854 million in the first three quarters primarily due to increased television revenues. Television revenues were up 6%, or $13 million, in the third quarter primarily due to the addition of KTZZ-Seattle and WXMI-Grand Rapids and gains at WPIX-New York. The two new television stations were acquired in June 1998 in exchange for the Company's WQCD radio station and cash. Television revenues were up 13%, or $78 million, in the first three quarters primarily due to the acquisitions of six Renaissance stations (in March 1997) and KTZZ-Seattle and WXMI-Grand Rapids. Excluding acquisitions, television revenues were up 3% in the third quarter and 4% in the first three quarters. Radio revenues decreased 10% to $13 million in the 1998 third quarter and declined 30% to $41 million in the first three quarters mainly due to the divestitures of WQCD and Farm Journal. Excluding WQCD from both periods and Farm Journal from the year to date, radio revenues increased 5% in the quarter and 3% in the first three quarters. Entertainment/other revenues increased 11%, or $5 million, in the 1998 third quarter and were up 17%, or $17 million, in the first three quarters primarily due to improvements at Tribune Entertainment. Tribune Entertainment revenues increased due to the September 1997 launch of the "Gene Roddenberry's Earth:
Final Conflict" and "NightMan" syndicated programs.

     Third quarter 1998 operating profit for broadcasting and entertainment was down 2% to $69 million from $71 million in 1997. An 8% increase in television operating profit was more than offset by lower operating profit from the Chicago Cubs baseball team as a result of higher players' salaries and fewer home games in this year's quarter. The growth in television was due to the addition of KTZZ-Seattle and WXMI-Grand Rapids and gains at WPIX-New York. For the first three quarters, operating profit increased 13% to $221 million from $195 million in 1997, mainly due to a 16% increase in television. Excluding acquisitions, television operating profit was up 3% in the third quarter and 10% in the first three quarters.

Operating Expenses -- Broadcasting and entertainment operating expenses increased 9%, or $19 million, in the third quarter of 1998, primarily due to higher players' salaries at the Cubs, the television station acquisitions and increased broadcast rights amortization, partially resulting from higher production costs at Tribune Entertainment. Broadcasting and entertainment operating expenses increased 9%, or $52 million, in the first three quarters of 1998, primarily due to the acquisitions, higher broadcast rights amortization and increased players' salaries at the Cubs, partially offset by the WQCD and Farm Journal dispositions. Excluding acquisitions and divestitures, broadcasting and entertainment operating expenses increased 7%, or $14 million, in the third quarter and 5%, or $24 million, in the first three quarters. Compensation expense increased 11%, or $8 million, in the third quarter and 6%, or $11 million, in the first three quarters, mainly due to increased players' salaries at the Cubs. Broadcast rights amortization increased 7%, or $4 million, in the third quarter and 7%, or $12 million, in the first three quarters.


EDUCATION

Operating Profit and Revenues -- The following table presents education operating revenues, EBITDA and operating profit for the third quarter and first three quarters:

                                         Third Quarter        Three Quarters
                                      ------------------    -------------------
(Dollars in millions)                 1998  1997  Change    1998   1997  Change
                                      ----  ----  ------    ----   ----  ------

Operating revenues..................  $112   $80   + 41%    $258   $176   + 46%
EBITDA..............................    35    29   + 23%      61     48   + 27%
Operating profit....................    29    24   + 20%      41     35   + 17%


     Education's third quarter 1998 operating revenues increased 41% to $112 million and were up 46% to $258 million in the first three quarters. The improvement was primarily due to the acquisitions of Landoll (in December 1997) and Shortland (in September 1997) and increased sales to both school and consumer markets at existing businesses. Excluding the acquisitions, education revenues increased 9% in the 1998 third quarter and 8% in the first three quarters.

     Education's third quarter 1998 operating profit increased 20% to $29 million and was up 17% to $41 million in the first three quarters. The improvements were primarily due to the acquisitions and growth from existing businesses. Excluding the acquisitions, education operating profit increased 11% in the third quarter and 4% in the first three quarters. For the third quarter and first three quarters, gains at most businesses were partially offset by a decline at Creative Publications.

Operating Expenses -- Education operating expenses increased 50%, or $28 million, in the 1998 third quarter, and 53%, or $75 million, in the first three quarters, primarily due to the acquisitions. Excluding acquisitions, education operating expenses increased 8%, or $4 million, in the 1998 third quarter and 9%, or $13 million, in the first three quarters mainly due to higher sales volume.


EQUITY RESULTS

     Net loss on equity investments totaled $7 million in the third quarter of 1998 compared to $9 million in 1997. While the majority of equity losses in both years came from the Company's equity interest in the growing WB Network, the decline in equity losses was primarily attributable to improved results at both The WB and Qwest Broadcasting. For the first three quarters, net loss on equity investments totaled $29 million compared to $26 million in 1997. In the first quarter of 1998, the Company increased its equity position in The WB Network to 25% from 22%.


OTHER

     Interest expense for the 1998 third quarter decreased 5% to $22 million, primarily due to lower average debt levels. For the first three quarters, interest expense was flat. Interest income declined 75% to $1 million in the 1998 third quarter and decreased 80% to $4 million in the first three quarters, mainly due to the December 1997 sale of The Learning Company convertible notes. The effective tax rate, excluding non-recurring items, was 40.4% and 40.7% for the 1998 and 1997 third quarters, respectively, and 40.4% and 41.0% for the 1998 and 1997 first three quarters, respectively.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by operations in the first three quarters was $413 million in 1998, up from $265 million in 1997 mainly due to higher net income and changes in working capital. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for common stock repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt.

     Net cash used for investments totaled $274 million in the 1998 first three quarters as the Company spent $177 million for acquisitions and investments.

     Net cash used for financing activities in the first three quarters of 1998 was $174 million as proceeds from the issuance of long-term debt and the sales of common stock to employees were more than offset by repurchases of common stock, payments of dividends and repayments of debt. As part of the Series E medium-term note program, the Company issued approximately $128.5 million of Debt Exchangeable for Common Stock securities ("DECS") in the 1998 third quarter. In the first three quarters of 1998, the Company repurchased 4.4 million shares of its common stock for $272 million. Of the total 4.4 million shares repurchased, 1.1 million shares were purchased for $69 million by the Tribune Stock Compensation Fund ("TSCF"). In July 1998, the Company established the TSCF to purchase common stock of the Company for the purpose of funding certain existing stock-based compensation plans. At September 27, 1998, the Company had authorization to repurchase an additional 2.8 million shares and has continued to repurchase shares in the 1998 fourth quarter. The 1998 common dividend increased 6% to $.51 per share for the first three quarters from $.48 per share in 1997.

     In August 1998, the Company issued 4.6 million of DECS for proceeds of approximately $128.5 million. The DECS have a 6 1/4% coupon and mature on August 15, 2001. At maturity, the DECS will be exchanged for shares of common stock of The Learning Company, Inc. ("TLC") or, at the Company's option, the cash equivalent thereof. The Company currently owns 5.2 million shares of TLC common stock, 4.6 million of which are related to the DECS. At September 27, 1998, the fair market value of TLC common stock was $21.75 per share. The number of TLC shares deliverable at maturity is determined by reference to the market value of the TLC common stock adjusted in accordance with a predetermined formula that allocates a portion of the appreciation, if any, to the Company. Holders of the DECS bear the full risk of a decline in the value of TLC common stock. Proceeds from the issuance of the DECS were used for general corporate purposes. Under current accounting pronouncements, changes in the maturity value of the DECS and the underlying investment in TLC common stock are included in accumulated other comprehensive income, a separate component of shareholders' equity, net of applicable taxes. In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," which is effective in fiscal year 2000. The statement will impact the accounting for the DECS and the underlying investment in TLC common stock. Management is currently reviewing the impact of this new accounting pronouncement.

     In October 1998, the Company issued $241 million of Medium-Term Notes, Series E. Proceeds from the issuance were used for general corporate purposes. Also in October, the Company filed a shelf registration statement with the Securities and Exchange Commissions ("SEC") relating to the offer and sale from time to time of up to $500 million principal amount of the Company's debt securities. The shelf registration statement has been declared effective by the SEC. Proceeds from the sale of such debt securities are expected to be used for general corporate purposes.

     As of November 6, 1998, the Company has repurchased an additional
1.2 million shares of common stock for $57 million in the fourth quarter, bringing the remaining authorization to 1.6 million shares. In the fourth quarter, the Board of Directors authorized the Company to repurchase an additional $500 million of the Company's common stock in the open market.

YEAR 2000 COMPLIANCE
--------------------


INTRODUCTION

The Company relies on various technologies throughout its business operations that could be affected by the date change in the Year 2000. The Company is progressing through a comprehensive program to evaluate and address the impact of the Year 2000 issue on its operational and financial reporting systems and equipment with embedded technology and the Year 2000 risks associated with its vendors and customers. The program has been assigned a high priority in relation to other business projects. The Company has formed a Project Management Office to provide company-wide leadership, oversight and coordination of the Year 2000 project. The Company's Chief Technology Officer and Chief Financial Officer head the Project Management Office. These project heads receive updates on a weekly basis, or more frequently as needed, from the other members of the Project Management Office team. In addition, progress reports on the Year 2000 program are presented periodically to the Company's board of directors and senior management.


STATE OF READINESS

Both internal and external resources are being utilized throughout the Company to implement the program, which includes the following overlapping phases: system and equipment inventory and analysis; remediation, testing and implementation; contingency planning; vendor management and investment review. The Company expects that its internal operational and financial reporting systems and equipment will be Year 2000 compliant by June 30, 1999. None of the Company's other significant information technology projects have been delayed as a result of the Company's Year 2000 compliance efforts.

System and Equipment Inventory and Analysis Phase -- The system and equipment inventory and analysis phase consists of compiling a detailed inventory of all of the Company's information and non-information technology hardware, software, systems and equipment to determine which of these items are date-sensitive and require remediation to become Year 2000 compliant. This analysis involves both an internal assessment and contact with the systems and equipment manufacturers. The principal systems and equipment identified by the Company as requiring remediation are financial systems, human resource systems and newspaper production systems. This phase is substantially complete.

Remediation, Testing and Implementation Phase -- The remediation, testing and implementation phase consists of determining and implementing a remediation method (upgrade, replace or discontinue) for date-sensitive items. The remediated item is tested and returned to normal operations when compliant. Testing for significant systems may include functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. A separate Year 2000 mainframe environment has been created to test all operating system software and program product software. This Year 2000 environment is designed to accomplish "end to end" testing of the larger systems applications and to validate interface communications between systems applications. The Company is also performing its own tests of mission critical vendor-provided systems and equipment, even if vendor certification of Year 2000 compliance has been received. The Company is working with the manufacturers of its affected systems and other outside vendors to implement required upgrades. The Company has also identified vendors from which the Company can procure new systems and equipment to replace non-compliant systems and equipment. The Company is currently in the middle stages of this phase.

Contingency Planning -- Contingency planning consists of developing solutions and options in the event that the Company experiences a failure in its production processes or in the operations of certain of the Company's vendors. Contingency plans and enactment dates for production processes and vendors are being developed, but have not yet been finalized. The Project Management Office will continue to develop, review, test and revise contingency plans, as more information becomes available from internal testing and external vendor assessment.

Vendor Management -- Vendor management consists of assessing vendor readiness, and if necessary, identifying alternate channels to receive critical materials and/or supplies. The Company has initiated formal communications with its vendors through an assessment survey. For critical vendors, including utilities, banks, newsprint and ink suppliers and a satellite provider, site visits have been completed. In the event that satisfactory commitments from key suppliers are not received, the Company is forming plans for the continuing availability of critical materials and supplies through alternate channels. In general, the Company is comfortable with the progress made by critical vendors to date and no critical issues have been identified. The Company's principal concern is with the utilities industry as alternative suppliers may not be available.

Investment Review -- Tribune is also assessing Year 2000 compliance of the companies in its venture investment portfolio. As appropriate, site visits at these companies will be conducted. Tribune will continue to monitor information provided by these companies regarding their progress toward remediation of Year 2000 issues.


RISKS

The Company may discover additional Year 2000 problems, including that remediation or contingency plans are not feasible or that the costs of such plans exceed current expectations. In many cases the Company is relying on assurances from vendors that their systems or that new or upgraded systems acquired by the Company will be Year 2000 compliant. The Company believes that one of its principal Year 2000 risks is the effect the Year 2000 issue will have on its vendors, especially the utilities industry. A substantial part of the Company's day-to-day operations is dependent on power and telecommunications services, for which alternative sources of service may be limited. The Company will continue to investigate the readiness of its suppliers, including utilities, and pursue the availability of alternatives to further analyze and diminish the extent of any impact Year 2000 issues may have on the Company. Although there can be no assurance that the Company will be able to complete all of the modifications in the required timeframe and that unanticipated events will not occur, it is management's belief that the Company is taking adequate action to address Year 2000 issues. In the event that either the Company or the Company's vendors fail to adequately address Year 2000 issues, the Company could suffer business interruptions. If such interruptions cause the Company to be unable to fulfill its obligations to third parties, the Company could be exposed to liability to such third parties.


COSTS

The Company does not currently expect that the costs of addressing the Year 2000 issue will have a material effect on the financial position or the results of operations of the Company. Year 2000 compliance costs are expensed as incurred and are funded through operating cash flow. The Company currently estimates total expenses to range from $20 to $25 million, of which $9 million is expected to be incurred by the end of 1998, with the balance to be incurred in 1999.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.
         ---------------------------------------------------------

     The following represents an update of the Company's market sensitive financial information. This information should be read in conjunction with Item 7A of the Company's 1997 Form 10-K.

Equity price risks. The Company has common stock investments in several publicly traded companies which are subject to market price volatility. These investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in the accumulated other comprehensive income component of shareholders' equity.

     The following analysis presents the hypothetical change in the fair value of the Company's common stock investments in publicly traded companies assuming hypothetical price fluctuations of plus or minus 10%, 20% and 30% in each stock's price. This analysis excludes 4.6 million shares of The Learning Company common stock related to the Company's Debt Exchangeable for Common Stock securities. See Liquidity and Capital Resource section of Item 2 for further discussion.


                              Valuation of Investments                          Valuation of Investments
                             Assuming Indicated Decrease                       Assuming Indicated Increase
                                in Each Stock's Price                             in Each Stock's Price
                           ------------------------------   Sept. 27, 1998   ------------------------------
(In thousands)               -30%       -20%       -10%       Fair Value       +10%       +20%       +30%
                           --------   --------   --------   --------------   --------   --------   --------
Common stock
   investments in
   public companies        $312,034   $356,610   $401,187      $445,763      $490,339   $534,916   $579,492



     During the last 12 quarters, market price movements have caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in seven of the quarters, by 20% or more in three of the quarters and by 30% or more in three of the quarters.

                           PART II. OTHER INFORMATION


Item 5.  Other Information.
         -----------------

     The computation of the ratios of earnings to fixed charges, filed herewith as Exhibit 12, is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

            (a) Exhibits.

                3.2- By-Laws of Tribune Company as Amended and In Effect on
                     October 20, 1998.

                12 - Computation of ratios of earnings to fixed charges.

            (b) Reports on Form 8-K.

                The Company filed two reports on Form 8-K during the quarter for which this report is filed.

                 * The Company filed a Form 8-K Current Report dated July 30, 1998, which reported under Item 5 the offering of three-year notes in the form of Debt Exchangeable for Common Stock. No financial statements were filed as part of the report.

                 * The Company filed a Form 8-K Current Report dated August 24, 1998, which reported under Item 5 that the Company had reached an agreement with Meredith Corporation to acquire the assets of television station KCPQ-Seattle in exchange for the assets of the Company's WGNX-Atlanta television station. In a three-way transaction, Meredith has agreed to purchase KCPQ pursuant to a merger with Kelly Television Co. and then exchange the station for WGNX. No financial statements were filed as part of the report.

                                    SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRIBUNE COMPANY
                                    (Registrant)



Date: November 10, 1998         /s/ R. Mark Mallory
                                    ---------------
                                    R. Mark Mallory
                                    Vice President and Controller
                                    (on behalf of the Registrant
                                    and as Chief Accounting Officer)