Form 10-K405
period 1998-12-27
TRIBUNE CO
filed 1999-03-23
CIK 726513

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 27, 1998        Commission file number 1-8572


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


6 1/4% Exchangeable Notes Due August 15, 2001            New York Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No [ ].

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of the Company's voting and non-voting common equity held by non-affiliates on March 9, 1999, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $6,314,000,000.

    At March 9, 1999 there were 119,436,839 shares of the Company's Common Stock outstanding.

    The following documents are incorporated by reference, in part:

        1998 Annual Report to Shareholders (Parts I and II, to the extent described therein).

        Definitive Proxy Statement for the May 4, 1999 Annual Meeting of
             Shareholders (Part III, to the extent described therein).

================================================================================

                                     PART I

ITEM 1.    BUSINESS.

     Tribune Company (the "Company") is a media company. Through its subsidiaries, the Company is engaged in the publishing of newspapers, books, educational materials and information in print and digital formats and the broadcasting, development and distribution of information and entertainment principally in metropolitan areas in the United States. The Company was founded in 1847 and incorporated in Illinois in 1861. As a result of a corporate restructuring in 1968, the Company became a holding company incorporated in Delaware. References in this report to "the Company" include Tribune Company and its subsidiaries, unless the context otherwise indicates. The information in this Item 1 should be read in conjunction with the information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1998 Annual Report to Shareholders, which information is incorporated herein by reference.

     This Annual Report on Form 10-K contains certain forward-looking statements that are based largely on the Company's current expectations. Such forward-looking statements include estimates and statements regarding the Company's plans to address Year 2000 issues and associated costs and risks. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in advertising demand; newsprint prices; interest rates; regulatory rulings and other economic conditions; the effect of acquisitions, investments and divestitures on the Company's results of operations and financial condition; and the Company's reliance on third-party vendors for various services. The words "believe," "expect," "anticipate," "estimate" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.


Business Segments

     The Company's operations are divided into three industry segments, identified according to product: publishing, broadcasting and entertainment, and education. These segments operate primarily in the United States. The following table sets forth operating revenues and profit information for each segment of the Company (in thousands).

                                                                     Fiscal Year Ended December
                                                           ---------------------------------------------
                                                                 1998             1997              1996
                                                           ----------       ----------        ----------
Operating Revenues: (1)
  Publishing...........................................    $1,498,573       $1,436,718        $1,336,639
  Broadcasting and Entertainment.......................     1,153,006        1,057,529           876,750
  Education............................................       329,310          225,533           192,316
                                                           ----------       ----------        ----------
       Total Operating Revenues........................    $2,980,889       $2,719,780        $2,405,705
                                                           ----------       ----------        ----------

Operating Profit: (2)
  Publishing...........................................    $  377,137       $  354,585        $  291,257
  Broadcasting and Entertainment.......................       317,355          285,896           203,531
  Education............................................        43,232           35,976            39,504
  Corporate Expenses...................................       (35,435)         (34,426)          (30,935)
                                                           ----------       ----------        ----------
       Total Operating Profit..........................    $  702,289       $  642,031        $  503,357
                                                           ----------       ----------        ----------
-----
(1) Includes revenues earned outside the United States, which were not significant.
(2) Operating profit for each segment excludes interest income and expense, non-operating gains and losses, equity income and losses and income taxes.

     The following table sets forth asset information for each industry segment (in thousands).

                                                                    Fiscal Year Ended December
                                                           ---------------------------------------------
                                                                 1998             1997              1996
                                                           ----------       ----------        ----------
Assets:
  Publishing...........................................    $  800,853       $  668,532        $  686,730
  Broadcasting and Entertainment.......................     3,148,814        2,923,663         1,616,797
  Education............................................       782,438          717,301           544,226
  Corporate............................................     1,203,465          468,058           853,147
                                                           ----------       ----------        ----------
       Total Assets....................................    $5,935,570       $4,777,554        $3,700,900
                                                           ----------       ----------        ----------


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

     The Company's results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. In both publishing and broadcasting and entertainment, second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. In education, second and third quarter revenues are typically higher than first and fourth quarter revenues. Results for the second and third quarters generally reflect the timing of sales to educational institutions for the upcoming school year, which begins in September. Fiscal years 1998, 1997 and 1996 all comprised 52 weeks.


Publishing

     The publishing segment represented 50% of the Company's consolidated operating revenues in 1998. The 12-month combined average circulation in 1998 of the Company's daily newspapers was approximately 1.3 million daily and 1.9 million Sunday. The Company's primary newspapers are the Chicago Tribune, the South Florida-based Sun-Sentinel, The Orlando Sentinel and the Hampton Roads
(VA)-based Daily Press. The Company formerly owned two daily newspapers and a weekly newspaper located in suburban areas in the San Diego, California market that were sold in July 1995. For 1998, the portion of total publishing operating revenues represented by each of the Company's newspaper subsidiaries was as follows: Chicago Tribune Company--54%; Sun-Sentinel Company--22%; Orlando Sentinel Communications Company--17%; and The Daily Press, Inc.--4%. In addition, the Company owns a newspaper syndication and media marketing company, a Chicago-area cable television news channel and other publishing-related businesses.

     Each of the Company's newspapers operates independently to most effectively meet the needs of the area it serves. Local management establishes editorial policies. The Company coordinates certain aspects of operations and resources in order to provide greater operating efficiency and economies of scale.

     The Company's newspapers compete for readership and advertising in varying degrees with other metropolitan, suburban and national newspapers, as well as with television, radio, Internet services and other media. Competition for newspaper advertising is based upon circulation levels, readership demographics, price, service and advertiser results, while competition for circulation is based upon the content of the newspaper, service and price.

     The Company's newspapers are printed in Company-owned production facilities. The principal raw material is newsprint. In 1998, the Company's newspapers consumed approximately 387,000 metric tons of newsprint. In 1995, the North American newsprint industry increased newsprint prices several times due to higher demand for newsprint in the U.S. and overseas. Newsprint prices peaked in the first quarter of 1996 and then declined throughout the remainder of 1996 and the beginning of 1997. Although newsprint prices increased moderately after the first quarter of 1997, average newsprint transaction prices for the year decreased 15% in 1997 from 1996. Average newsprint prices remained relatively steady throughout 1998, increasing 3% from 1997.

     The Company is party to a contract with Donohue Inc., expiring in 2007, to supply newsprint based on market prices. Under the contract, the Company has agreed to purchase specified minimum amounts of newsprint each year subject to certain limitations. The specified minimum annual volume is 250,000, 225,000, 200,000 and 175,000 metric tons in years 1999 to 2002, respectively, and 150,000 metric tons in each of years 2003 to 2007. In 1998, approximately 69% of the newspapers' newsprint supply was purchased from Donohue.

     The following table provides a breakdown of revenues for the publishing segment for the last three years.

                               Operating Revenues
                                 (In thousands)

                                                                       Fiscal Year Ended December
                                                           ---------------------------------------------
                                                                 1998             1997              1996
                                                           ----------       ----------        ----------
Advertising
  Retail...............................................    $  469,588       $  455,104        $  433,373
  General..............................................       154,696          149,681           140,741
  Classified ..........................................       537,655          510,753           456,912
                                                           ----------       ----------        ----------
    Total..............................................     1,161,939        1,115,538         1,031,026
Circulation ...........................................       243,842          250,558           252,263
Other (1)..............................................        92,792           70,622            53,350
                                                           ----------       ----------        ----------
    Total..............................................    $1,498,573       $1,436,718        $1,336,639
                                                           ----------       ----------        ----------
-----
(1)  Primarily includes revenues from advertising placement services; the syndication of columns, features, information and comics to newspapers;
     commercial printing operations; delivery of other publications; direct mail operations; revenues from Internet/electronic products; cable television news programming; and other publishing-related activities.


     Advertising revenues grew in 1998 due to both linage and rate increases, as well as the acquisition of South Florida Newspaper Network. Retail advertising revenues, excluding South Florida Newspaper Network, rose mainly due to improvements in hardware advertising in Chicago and Fort Lauderdale; movies and food and drug advertising in Chicago; department store advertising in Fort Lauderdale; and also due to higher Internet advertising. General advertising revenues increased primarily due to increased transportation and high-tech advertising in Chicago. Classified advertising revenues rose mainly due to higher help wanted advertising at all of the newspapers; increased automotive advertising in Chicago and Fort Lauderdale; and higher Internet advertising.

                             Chicago Tribune Company

     Founded in 1847, the Chicago Tribune is published daily, including Sunday, and primarily serves an eight-county market in northern Illinois and Indiana. This market ranks third in the United States in number of households. For the six months ended September 1998, the Chicago Tribune ranked 7th in average daily circulation and 4th in average Sunday circulation in the nation, based on Audit Bureau of Circulations ("ABC") averages. For the six months ended September 1998, the Chicago Tribune had a 34% lead in total daily paid circulation and a 148% lead in Sunday paid circulation over its principal competitor, the Chicago Sun-Times, based on ABC averages. The Chicago Tribune's total advertising volume and operating revenues are estimated to be substantially greater than those of the Sun-Times. The Chicago Tribune also competes with other city, suburban and national daily newspapers, direct mail operations, local and national Internet services and other media. Approximately 76% of the paper's daily and 60% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes. The daily edition's newsstand price increased by $.15 to $.50 in September 1992. The Sunday edition's newsstand price increased by $.25 to $1.75 in October 1995. In August 1998, the weekly home delivery price increased $.10 to $4.20. The following tables set forth selected information for the Chicago Tribune daily newspaper and other related activities.

                                                           Averages for the Twelve Months Ended December
                                                           ---------------------------------------------
                                                                1998              1997              1996
                                                           ---------         ---------         ---------
Circulation:
  Daily ...............................................      653,000           656,000           674,000
  Sunday...............................................    1,027,000         1,028,000         1,052,000


                                                                       Fiscal Year Ended December
                                                             -------------------------------------------
                                                                 1998             1997              1996
                                                             --------         --------          --------
Advertising Inches (in thousands):
  Full Run (all zones)
    Retail.............................................           907              923               953
    General............................................           367              361               354
    Classified.........................................         1,420            1,406             1,330
                                                             --------         --------          --------
       Total...........................................         2,694            2,690             2,637
  Part Run.............................................         5,325            5,445             4,877
  Preprinted Inserts...................................         4,229            3,347             2,967
                                                             --------         --------          --------
       Total Inches....................................        12,248           11,482            10,481
                                                             --------         --------          --------

Operating Revenues (in thousands)......................      $808,705         $788,577          $735,158
                                                             --------         --------          --------

     The 1998 improvement in advertising volume was mainly due to increased preprinted inserts for retailers.

     The Chicago Tribune publishes Exito!, a weekly newspaper targeting Spanish-speaking households. Other businesses owned by the Chicago Tribune include Tribune Direct Marketing, a direct mail operation; audiotext services and publications targeting specific consumer market segments; and RELCON, Inc., a publisher of free apartment and new-home guides and a provider of apartment-rental referral services to prospective renters.

                     Sun-Sentinel Company (Fort Lauderdale)

     The Sun-Sentinel is published daily, including Sunday, and leads the Broward/South Palm Beach market in circulation. The Miami/Fort Lauderdale market ranks 16th in the nation in terms of households. The paper's principal competition comes from the Miami Herald and national and local publications, as well as other media. Approximately 72% of the paper's daily and 67% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes. The daily Broward edition's newsstand price increased by $.10 to $.35 in May 1995. The daily South Palm Beach edition's newsstand price increased $.15 to $.50 in January 1996. The newsstand price of all Sunday editions was increased by $.25 to $1.00 in November 1989. In January 1992, the newsstand price of the South Palm Beach Sunday edition increased by $.25 to $1.25. In March 1996, the weekly home delivery price for the Broward edition increased $.15 to $2.75. In November 1996, the weekly home delivery price for the South Palm Beach edition increased $.25 to $3.00. The following tables set forth selected information for the Sun-Sentinel daily newspaper and other related activities.

                                                           Averages for the Twelve Months Ended December
                                                           ---------------------------------------------
                                                              1998               1997               1996
                                                           -------            -------            -------
Circulation:
  Daily ...............................................    261,000            257,000            256,000
  Sunday...............................................    374,000            372,000            371,000


                                                                     Fiscal Year Ended December
                                                           ---------------------------------------------
                                                               1998              1997               1996
                                                           --------          --------           --------
Advertising Inches (in thousands)(1):
  Full Run (all zones)
    Retail.............................................       1,266             1,190              1,161
    General............................................         242               245                240
    Classified.........................................       2,683             2,417              2,425
                                                           --------          --------           --------
       Total...........................................       4,191             3,852              3,826
  Part Run.............................................       2,822             2,938              2,980
  Preprinted Inserts...................................       1,857             1,754              1,521
                                                           --------          --------           --------
       Total Inches....................................       8,870             8,544              8,327
                                                           --------          --------           --------

Operating Revenues (in thousands)......................    $326,217          $308,023           $292,248
                                                           --------          --------           --------
-----
(1) Excludes inches for South Florida Newspaper Network, Gold Coast Shopper and
    other targeted publications.


     The 1998 improvement in advertising volume was mainly due to increased classified help wanted inches and higher preprinted inserts for retailers, partially offset by lower part run inches.

     The Sun-Sentinel Company owns Gold Coast Shopper, a publication located in Deerfield Beach and City Link (formerly known as XS), a weekly publication. In December 1997, Exito!, a weekly publication of the Sun-Sentinel Company targeting young adults and Spanish-speaking households, ceased publication. The Sun-Sentinel also offers delivery of other publications, direct mail services and publications targeted to specific consumer market segments, such as South Florida Parenting, acquired in 1994. The Sun-Sentinel Company acquired the South Florida Newspaper Network, Inc. ("SFNN"), a group of 33 community-based weeklies, in September 1998. SFNN publishes the Jewish Journal, a collection of six newspapers serving South Florida's Jewish community. SFNN expanded in 1999 to 35 community-based weeklies.

                     Orlando Sentinel Communications Company

     The Orlando Sentinel is published daily, including Sunday, and serves primarily a five-county area in Central Florida. It is the only major daily newspaper in the Orlando market, although it competes with other Florida and national newspapers, as well as other media. The Orlando/Daytona Beach/Melbourne market ranks 22nd among U.S. markets in terms of households. Approximately 77% of the paper's daily and 68% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes. In March 1992, the newsstand price of the daily edition increased $.15 to $.50, except for most Thursday editions, which had been priced at $.50 since February 1991. The newsstand price of the Sunday edition was increased to $1.50 from $1.25 at the end of 1990. In January 1999, the weekly home delivery price increased by $.10 to $3.95. The following tables set forth selected information for The Orlando Sentinel daily newspaper and other related activities.

                                                           Averages for the Twelve Months Ended December
                                                           ---------------------------------------------
                                                              1998              1997               1996
                                                           -------            -------            -------
Circulation:
  Daily ...............................................    259,000            259,000            261,000
  Sunday...............................................    381,000            382,000            383,000


                                                                     Fiscal Year Ended December
                                                           ---------------------------------------------
                                                               1998             1997               1996
                                                           --------          --------           --------
Advertising Inches (in thousands):
  Full Run (all zones)
    Retail.............................................         904               964                914
    General............................................         175               158                133
    Classified.........................................       1,691             1,720              1,728
                                                           --------          --------           --------
       Total...........................................       2,770             2,842              2,775
  Part Run ............................................       1,594             1,481              1,387
  Preprinted Inserts...................................       3,199             3,155              2,764
                                                           --------          --------           --------
       Total Inches. ..................................       7,563             7,478              6,926
                                                           --------          --------           --------

Operating Revenues (in thousands)......................    $260,903          $253,570           $232,874
                                                           --------          --------           --------


     The 1998 improvement in advertising volume was mainly due to higher part run inches and preprinted inserts for retailers, partially offset by lower full run retail inches as a result of department store and electronic store consolidations and a decline in the health care category.

     The Orlando Sentinel also publishes US/Express, a free weekly entertainment publication that is used to distribute advertising to non-subscribers, which is syndicated nationally, a group of parenting magazines and the RELCON apartment guide for the Central Florida market. In 1997, The Orlando Sentinel began publishing New Homes and Auto Finder, which are free publications distributed in the Central Florida market.


                 The Daily Press, Inc. (Newport News, Virginia)

     The Daily Press is published daily, including Sunday, and serves the Hampton Roads market. The Daily Press constitutes the only major daily newspaper in the market, although it competes with other regional and national newspapers, as well as other media. The Hampton Roads market includes Newport News, Hampton, Williamsburg and eight other cities and counties in Virginia. This market area is also commonly called the Virginia Peninsula and, together with Norfolk, Portsmouth and Virginia Beach, is the 40th largest U.S. market in terms of households. Approximately 82% of the paper's daily and 76% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes. The newsstand price of the daily edition increased by $.15 to $.50 in July 1996. The Sunday edition newsstand price was increased to $1.50 from $1.25 in October 1995. The weekly home delivery price was increased by $.30 to $3.05 in October 1995.

     The following tables set forth selected information for the Daily Press.

                                                           Averages for the Twelve Months Ended December
                                                           ---------------------------------------------
                                                              1998               1997               1996
                                                           -------            -------            -------
Circulation:
  Daily ...............................................     98,000             98,000            100,000
  Sunday...............................................    117,000            118,000            121,000


                                                                     Fiscal Year Ended December
                                                           ---------------------------------------------
                                                              1998               1997               1996
                                                           -------            -------            -------
Advertising Inches (in thousands):
  Full Run (all zones)
    Retail.............................................        629                630                610
    General............................................         37                 35                 28
    Classified.........................................        983                926                858
                                                           -------            -------            -------
       Total...........................................      1,649              1,591              1,496
  Part Run ............................................        156                150                125
  Preprinted Inserts ..................................      1,381              1,282              1,184
                                                           -------            -------            -------
       Total Inches....................................      3,186              3,023              2,805
                                                           -------            -------            -------

Operating Revenues (in thousands)......................    $57,595            $55,721            $52,618
                                                           -------            -------            -------


     The 1998 improvement in advertising volume was mainly due to higher preprinted inserts for retailers and grocery chains and increased full run classified inches, primarily in the automotive and help wanted categories.

                               Related Businesses

     The Company is also involved in syndication activities, advertising placement services, Internet and other online-related businesses, cable television news programming and other publishing-related activities. The syndication activities, conducted primarily through Tribune Media Services ("TMS"), involve the marketing of columns, features, information and comic strips to newspapers. TMS is also engaged in advertising placement services for television and movie listings in newspapers and the development of news products and services for electronic and print media. In February 1999, TMS acquired both Premier DataVision, Inc. ("PDI") and JDTV, Inc. ("JDTV"). PDI distributes movie show-time data and advertisements. JDTV distributes television listings information to the cable and satellite television industries. Internet and other online-related businesses include the electronic publishing of each of the Company's daily newspapers with enhanced content on the Internet. In addition, the Company owns and operates the Digital City affiliate in each of the Company's markets. See "Investments" for a discussion of the Company's investment in Digital City. The Company also operates CLTV News, a regional 24-hour cable television news channel in the Chicagoland area. CLTV News was launched in January 1993 and currently is available to more than 1.7 million cable households in the Chicago-area market. Total operating revenues for these publishing-related businesses are shown below, net of intercompany revenues.

                               Operating Revenues
                                 (In thousands)

              Fiscal Year Ended
                   December
                   --------
                     1998................................   $45,153
                     1997................................    30,827
                     1996................................    23,741

     Other revenues rose in 1998 partially due to increased revenues from Internet/electronic products.

Broadcasting and Entertainment

     The broadcasting and entertainment segment represented 39% of the Company's consolidated operating revenues in 1998. At December 27, 1998, the segment included WB television affiliates located in New York, Los Angeles, Chicago, Philadelphia, Boston, Dallas, Houston, Seattle, Miami, Denver and San Diego; Fox television affiliates in Sacramento, Indianapolis, Hartford, Grand Rapids and Harrisburg; a CBS television affiliate in Atlanta; an ABC television affiliate in New Orleans; four radio stations, one located in Chicago and three located in Denver; the Chicago Cubs baseball team; and Tribune Entertainment, a company that develops and distributes first run television programming.

     In December 1997, the Company reached an agreement with Emmis Broadcasting Corporation to exchange substantially all of the assets of the Company's WQCD radio station in New York and cash for the assets of television stations KTZZ-Seattle and WXMI-Grand Rapids. Emmis agreed to acquire these television stations as part of its acquisition of Dudley Communications Corporation. The exchange was completed in June 1998. The divestiture of WQCD was accounted for as a sale and the acquisition of the television stations was recorded as a purchase.

     In March 1997, the Company acquired Renaissance Communications Corp., a publicly traded company that owned six television stations, for $1.1 billion in cash. The stations acquired were KDAF-Dallas, WBZL-Miami (formerly WDZL), KTXL-Sacramento, WXIN-Indianapolis, WTIC-Hartford and WPMT-Harrisburg. The Federal Communications Commission ("FCC") order granting the Company's application to acquire the Renaissance stations contained waivers of two FCC rules. First, the FCC temporarily waived its duopoly rule relating to the overlap of WTIC's and WPMT's broadcast signals with those of other Tribune stations. The temporary waivers were granted subject to the outcome of pending FCC rulemaking that is expected to make such duopoly waivers unnecessary. Second, the FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the Miami television station and the Fort Lauderdale Sun-Sentinel newspaper. The FCC subsequently issued a rule review to consider modifying its cross-ownership rule. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both the Miami television station and the Sun-Sentinel newspaper until the rule review was concluded. The Company cannot predict the outcome of the FCC duopoly rulemaking or cross-ownership rule review.

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

     In August 1998, the Company reached an agreement with Meredith Corporation to acquire the assets of television station KCPQ-Seattle in exchange for the assets of the Company's WGNX-Atlanta television station and cash. On March 1, 1999 and in a three-way transaction, Meredith purchased KCPQ from Kelly Television Co. and then exchanged the station for WGNX. The divestiture of WGNX will be accounted for as a sale and the acquisition of KCPQ will be recorded as a purchase. The Company will record the assets of KCPQ at fair market value, which will result in an estimated pretax gain of $350 million in the first quarter of 1999. Current FCC regulations preclude the Company from owning both KCPQ and the Company's KTZZ-Seattle television station. As part of the transaction, the Company transferred the assets of KTZZ into a disposition trust. Pursuant to the terms of the disposition trust, an independent trustee is charged with finding a buyer for KTZZ by September 1, 1999.

     The following table shows sources of revenue for the broadcasting and entertainment segment for the last three years.

                               Operating Revenues
                                 (In thousands)


                                                                      Fiscal Year Ended December
                                                           ---------------------------------------------
                                                                 1998             1997              1996
                                                           ----------       ----------          --------
Television(1)..........................................    $  964,387       $  861,434          $680,504
Radio(2)...............................................        52,633           71,641            89,260
Entertainment/other(3).................................       135,986          124,454           106,986
                                                           ----------       ----------          --------
    Total..............................................    $1,153,006       $1,057,529          $876,750
                                                           ----------       ----------          --------
-----
(1)  Includes KTZZ-Seattle and WXMI-Grand Rapids since their acquisition in June
     1998, the six Renaissance stations since their acquisition in March 1997,
     KHTV-Houston since its acquisition in January 1996 and KSWB-San Diego since its acquisition in April 1996.
(2)  Includes Farm Journal until its sale in March 1997 and WQCD, which transferred station operations to Emmis Broadcasting Corporation effective
     July 1, 1997 in return for an annual management fee. WQCD was subsequently exchanged for television stations KTZZ-Seattle and WXMI-Grand Rapids in
     June 1998.
(3)  1997 and 1998 reflect the impact of two syndicated programs launched by
     Tribune Entertainment in September 1997: "Gene Roddenberry's Earth: Final
     Conflict" and "NightMan."



                                   Television

     In 1998, television contributed 84% of broadcasting and entertainment operating revenues. The Company's television stations compete for audience and advertising with other television and radio stations, cable television and other media serving the same markets. Competition for audience and advertising is based upon various interrelated factors including programming content, audience acceptance and price. Selected data for the Company's television stations is shown in the following table.

                                         Market (1)                                        Major
                               -----------------------------                            Commercial    Expiration
                               National    % of U.S.    FCC                             Stations in     of FCC        Year
                                 Rank     Households     %     Channel    Affiliation    Market (2)   License (3)   Acquired
                               --------   ----------   -----   -------    -----------   -----------   -----------   --------
WPIX  -  New York, NY.........      1         6.9        6.9    11-VHF        WB             6          1999 (4)      1948
KTLA  -  Los Angeles, CA......      2         5.2        5.2     5-VHF        WB             7          1998 (5)      1985
WGN   -  Chicago, IL..........      3         3.2        3.2     9-VHF        WB             7          2005          1948
WPHL  -  Philadelphia, PA.....      4         2.7        1.3    17-UHF        WB             6          1999 (6)      1992
WLVI  -  Boston, MA...........      6         2.2        1.1    56-UHF        WB             7          1999 (7)      1994
KDAF  -  Dallas, TX ..........      7         2.0        1.0    33-UHF        WB             8          2006          1997
WGNX  -  Atlanta, GA (8)......     10         1.7        0.9    46-UHF        CBS            7          2005          1984
KHTV  -  Houston, TX .........     11         1.7        0.8    39-UHF        WB             7          2006          1996
KCPQ  -  Seattle, WA (8)......     12         1.6        1.6    13-VHF        Fox            7          2007          1999
KTZZ  -  Seattle, WA (8)......     12         1.6        0.8    22-UHF        WB             7          2007          1998
WBZL  -  Miami, FL............     16         1.4        0.7    39-UHF        WB             7          2005 (9)      1997
KWGN  -  Denver, CO...........     18         1.2        1.2     2-VHF        WB             6          2006          1966
KTXL  -  Sacramento, CA.......     20         1.1        0.6    40-UHF        Fox            6          2006          1997
WXIN  -  Indianapolis, IN.....     25         1.0        0.5    59-UHF        Fox            6          2005          1997
KSWB  -  San Diego, CA........     26         1.0        0.5    69-UHF        WB             6          2006          1996
WTIC  -  Hartford, CT.........     27         0.9        0.5    61-UHF        Fox            6          1999 (7)      1997
WXMI  -  Grand Rapids, MI.....     38         0.7        0.3    17-UHF        Fox            6          2005          1998
WGNO  -  New Orleans, LA......     41         0.6        0.3    26-UHF        ABC            6          2005          1983
WPMT  -  Harrisburg, PA.......     46         0.6        0.3    43-UHF        Fox            5          1999 (6)      1997

-----
(1) Source:  Nielsen Station Index (DMA Market and Demographic Rank Report,
             September 1998). Ranking of markets is based on number of television households in DMA (Designated Market Area).

(2)  Source:  Nielsen Station Index (Viewers in Profile Reports, 1998).
              Major commercial stations program for a broad, general audience and have a large viewership in the market.
(3)  See "Governmental Regulation."
(4)  Expires June 1999. Renewal application filed in February 1999 is pending.
(5)  Expired December 1998. Renewal application filed in August 1998 is pending.
(6)  Expires August 1999. Renewal application will be filed.
(7)  Expires April 1999. Renewal application filed in December 1998 is pending.
(8) On March 1, 1999, WGNX was exchanged for KCPQ. Current FCC regulations preclude the Company from owning both KCPQ and KTZZ. As part of the transaction, the Company transferred the assets of KTZZ into a disposition trust. Pursuant to the terms of the disposition trust, an independent trustee is charged with finding a buyer for KTZZ by September 1, 1999.
(9) The FCC has granted the Company a waiver extension to allow continued ownership of both the Miami television station and the Fort Lauderdale Sun-Sentinel newspaper until the FCC has completed a review of the newspaper/television cross-ownership rule. See "Item 3, Legal Proceedings" for a discussion of the cross-ownership rule.


     Programming emphasis at the Company's WB and Fox affiliated stations is placed on network provided shows, syndicated series, feature motion pictures, local and regional sports coverage, news and children's programs. These stations acquire most of their programming from outside sources, including The WB Television Network ("The WB Network") and the Fox Network, although a significant amount is produced locally or supplied by Tribune Entertainment (see "Entertainment/Other"). The Company's stations affiliated with other major networks acquire much of their programming from those networks. Contracts for purchased programming generally cover a period of one to five years, with payment also typically made over several years. The expense for amortization of television broadcast rights in 1998 was $277 million, which represented approximately 29% of total television operating revenues.

     Average audience share information for the Company's television stations for the past three years is shown in the following table.

                                                   Average Audience Share (1)
                                                       Year Ended December
                                                  ----------------------------
                                                   1998        1997       1996
                                                  -----       -----      -----

WPIX   -   New York, NY.......................    10.5%       10.0%      11.0%
KTLA   -   Los Angeles, CA....................     7.8         8.3        8.5
WGN    -   Chicago, IL........................     9.8        10.0       10.0
WPHL   -   Philadelphia, PA...................     4.8         4.5        4.8
WLVI   -   Boston, MA.........................     5.0         4.5        4.3
KDAF   -   Dallas, TX.........................     8.0         8.3        8.3
WGNX   -   Atlanta, GA........................     8.3         8.3        8.3
KHTV   -   Houston, TX........................     6.3         6.5        5.8
KCPQ   -   Seattle, WA........................     7.3         8.0        9.3
KTZZ   -   Seattle, WA........................     4.0         3.0        2.8
WBZL   -   Miami, FL..........................     6.0         6.3        6.5
KWGN   -   Denver, CO.........................     6.5         8.0        8.8
KTXL   -   Sacramento, CA.....................     8.3         9.0        9.3
WXIN   -   Indianapolis, IN...................     7.3         8.0        7.8
KSWB   -   San Diego, CA......................     4.5         4.0        3.3
WTIC   -   Hartford, CT.......................     6.8         7.5        8.3
WXMI   -   Grand Rapids, MI...................     7.8         8.5        8.8
WGNO   -   New Orleans, LA....................     9.5         9.8        7.3
WPMT   -   Harrisburg, PA.....................     6.3         7.8        7.3

-----
(1) Represents the estimated number of television households tuned to a specific station as a percent of total viewing households in a defined area. The percentages shown reflect the average Nielsen ratings shares for the February, May, July and November measurement periods for 7 a.m. to 1 a.m. daily.

                                      Radio

     In 1998, the Company's radio operations contributed 4% of broadcasting and entertainment operating revenues. The largest radio station owned by the Company, measured in terms of operating revenues, is WGN in Chicago. Radio operations also include three stations in Denver and Tribune Radio Networks (which produces and distributes farm and sports programming to radio stations, primarily in the Midwest). Also included were WQCD (which transferred station operations to Emmis Broadcasting through a management agreement in July 1997, and was subsequently exchanged for television stations KTZZ-Seattle and WXMI-Grand Rapids in June 1998) and Farm Journal (until its sale in March 1997).

     Selected information for the Company's radio operations is shown in the following table.

                                                                              Number of
                                                                  National    Operating
                                                                   Market     Stations in    Audience
                                 Format              Frequency    Rank (1)    Market (2)     Share (3)
                        ------------------------     ---------    --------    -----------    ---------
WGN   -  Chicago, IL    Personality/Infotainment
                            /Sports                     720-AM        3           38            6.6%
KOSI  -  Denver, CO     Adult Contemporary            101.1-FM       23           28            5.8%
KEZW  -  Denver, CO     Nostalgia/Big Band             1430-AM       23           28            3.1%
KKHK  -  Denver, CO     All Rock & Roll Hits           99.5-FM       23           28            4.0%

-----
(1)  Source:  Radio markets ranked by Arbitron Metro Survey Area, Arbitron
              Company 1998.
(2)  Source:  Arbitron Company 1998.
(3)  Source:  Average of Winter, Spring, Summer and Fall 1998 Arbitron shares for persons 12 years old and over, 6 a.m. to midnight
              daily during the period measured.



                               Entertainment/Other


     In 1998, entertainment/other contributed 12% of the segment's operating revenues. This portion of the broadcasting and entertainment segment includes Tribune Entertainment Company and the Chicago Cubs baseball team.

     Tribune Entertainment Company was formed to acquire and develop weekly programming for Company television stations and for syndication. Tribune Entertainment participates in the production and/or distribution of first-run programming, including television shows, music and variety shows, movies and specials. In September 1997, Tribune Entertainment launched two weekly action shows: "Gene Roddenberry's Earth: Final Conflict" and "NightMan." "Gene Roddenberry's Earth: Final Conflict" is aired on 203 stations that cover 97% of U.S. television households and has been renewed for the 1999-2000 and 2000-2001 seasons. During the 1997-1998 television season, "NightMan" was aired on 161 stations that covered 96% of U.S. television households; "NightMan" has not been renewed. In addition, Tribune Entertainment produced and syndicated "The Geraldo Rivera Show," a one-hour, daily talk show, which ended after the 1997-1998 season. During the 1998-1999 television season, Tribune Entertainment originated or syndicated approximately 4.5 hours of first-run programs per week. On average, the Company's 18 television stations utilized approximately six hours per week of programming furnished by Tribune Entertainment.

     The Company owns the Chicago Cubs baseball team. In addition to providing local sports entertainment, the Cubs represent an important source of live programming for the Company's Chicago-based broadcasting operations and regional cable programming channel.

Education

     The education segment represented 11% of the Company's consolidated operating revenues in 1998. The education segment specializes in learning products and services for use in schools and homes. The segment's primary business is supplemental and core curriculum materials for kindergarten through grade 12. The education segment also derives revenues from the adult basic education and consumer publishing markets.

     In 1998, the education segment's revenues were derived as follows: 56% from sales to the U.S. school market, 38% from sales to the U.S. consumer market and 6% from sales outside the U.S. The market for education and consumer materials is highly competitive. The segment sells its products through several market channels, including direct-to-school, catalogs targeting teachers and administrators, parent/teacher stores, school and public libraries, bookstores, mass merchandisers, direct-to-consumer, teacher workshops, international distribution, and educational toy stores.

     Total operating revenues for the education segment for the last three years are shown below.

                               Operating Revenues
                                 (In thousands)

               Fiscal Year Ended
                   December
                   --------
                     1998..............................  $329,310
                     1997..............................   225,533
                     1996..............................   192,316


     Education operating revenues in 1998 increased mainly due to the acquisitions of Landoll (in December 1997) and Shortland (in September 1997) and increased sales to both school and consumer markets at existing businesses.

     In March 1999, the Company acquired Mimosa Publications. Mimosa is an Australia-based company that publishes reading, language arts, mathematics, science and English language teaching materials for several international school markets. In January 1998, the Company acquired ownership of the North American Sunshine line of educational materials. In September 1997, the Company acquired Shortland Publications Limited for $32 million in cash. Shortland is a New Zealand-based company that publishes reading, language arts, science and social studies materials for several international elementary school markets. In December 1997, the Company acquired approximately 80% of Landoll, Inc. for $77 million in cash. Landoll publishes children's books for the mass market. In March 1996, the Company acquired Educational Publishing Corporation for $205 million in cash and NTC Publishing Group for $83 million in cash. Educational Publishing publishes supplemental and core curriculum education materials through its Creative Publications and Ideal/Instructional Fair divisions. NTC Publishing publishes trade books and educational products for the school and consumer markets. In August 1995, the Company acquired Everyday Learning Corporation, a publisher of mathematics materials for grades kindergarten through 6, for $25 million in cash. In February 1994, the Company acquired The Wright Group, a publisher of supplemental education materials for the elementary school market, for $96 million in cash. In July 1993, the Company acquired Contemporary Books, Inc., a publisher of non-fiction trade titles and educational books and materials, for $22 million in cash and $18.5 million in common stock. In September 1993, the Company acquired Compton's Multimedia Publishing Group for $57 million in cash. The Company sold Compton's to The Learning Company, Inc. in December 1995. The acquisitions were accounted for as purchases.

Investments

     The Company has investments in several public and private companies. See
Note 5 to the Company's Consolidated Financial Statements in the 1998 Annual Report to Shareholders for a discussion of the Company's significant cost and equity method investments.

     The principal equity method investments include The WB Network, Qwest Broadcasting and Digital City. The Company acquired a 13% equity interest in The WB Network in 1995, and exercised options to increase its ownership interest to 22% in 1997 and 25% in March 1998. The WB is a growing network that provides the Company's WB affiliate television stations with original prime-time and children's programming. In 1995, the Company acquired a 33% equity interest in Qwest Broadcasting, which owns WB affiliate television stations in Atlanta and New Orleans. In 1996, the Company purchased a 20% equity interest in Digital City, a venture with America Online to develop a national network of local interactive services.


Non-Recurring Items

     In 1998, the Company sold its WQCD radio station subsidiary, sold a portion of its investment portfolio and wrote down certain investments. In 1997, the Company sold a portion of its investment portfolio and wrote down certain investments. In 1996, the Company recorded non-recurring equity income representing the Company's interest in a gain recorded by Qwest Broadcasting for the cancellation of an option to purchase a television station. See Note 2 to the Company's Consolidated Financial Statements in the 1998 Annual Report to Shareholders for a discussion of these non-recurring items.


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

     The Company's television and radio broadcasting operations are subject to Federal Communications Commission ("FCC") jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses, and limit concentrations of broadcasting control inconsistent with the public interest. Federal law also regulates the rates charged for political advertising and the quantity of advertising within children's programs. The Company is permitted to own both newspaper and broadcast operations in the Chicago market by virtue of "grandfather" provisions in the FCC regulations and in the Fort Lauderdale/Miami market by virtue of a temporary waiver of the television/newspaper cross-ownership rule. Congress removed national limits on the number of broadcast stations a licensee may own in 1996. However, federal law continues to limit the number of radio and television stations a single owner may own in a local market, and the percentage of the national television audience that may be reached by a licensee's television stations in the aggregate. Both the television/newspaper cross-ownership rule and the station limitation rule are currently under review by the FCC. Television and radio broadcasting licenses are subject to renewal by the FCC, at which time they may be subject to competing applications for the licensed frequencies. At December 27, 1998, the Company had FCC authorization to operate 18 television stations and two AM and two FM radio stations.

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

     The FCC has not yet issued regulations governing some aspects of DTV operation. These include the obligations of cable television systems and other multichannel video providers to carry DTV signals and additional "public interest" obligations that may be imposed on broadcasters' use of DTV. The FCC has adopted rules requiring broadcasters transmitting subscription-based services over the DTV channel to pay to the government fees in the amount of 5% on gross revenues collected from such services.

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


Employees

     The average number of full-time equivalent employees of the Company in 1998 was 12,700, approximately 1,100 more than the average for 1997. The increase was mainly due to the net impact of the 1997 and 1998 acquisitions and divestitures and the growth of the Company's Internet/online businesses.

     Eligible employees participate in the Company's Employee Stock Ownership Plan ("ESOP"). Pension and other employee benefit plans are provided for substantially all employees of the Company. In connection with the establishment of the ESOP, the Company amended, effective January 1989, its Company-sponsored pension plan for employees not covered by a collective bargaining agreement. The pension plan continued to provide substantially the same pension benefits as under the pre-amended plan until December 1998. After that date, the plan provides that the pension benefit credits be frozen in terms of pay and service. The Company also maintains several small plans for other employees.

     During 1998, the Company's publishing segment employed approximately 8,100 full-time equivalent employees, about 6% of whom were represented by a total of four unions. Contracts with unionized employees of the publishing segment expire at various times through September 1999.

     Broadcasting and entertainment had an average of 3,000 full-time equivalent employees in 1998. Approximately 22% of these employees were represented by a total of 21 unions. Contracts with unionized employees of the broadcasting and entertainment segment expire at various times through July 2003.

     Education had an average of 1,500 full-time equivalent employees in 1998. Approximately 3% of these employees were represented by one union. The contract with the unionized employees of the education segment expires in October 2001.

Executive Officers of the Company

     Information with respect to the executive officers of the Company as of March 9, 1999 is set forth below. The descriptions of the business experience of these individuals include the principal positions held by them since March 1994.

Robert D. Bosau (52)
President since May 1997 and Executive Vice President from August 1994 to May 1997 of Tribune Education Company*; Vice President/Administration of Tribune Publishing Company* until August 1994.

James C. Dowdle (65)
Executive Vice President of the Company; President and Chief Executive Officer of Tribune Broadcasting Company* until May 1997; President of Tribune Publishing Company* from August 1994 to May 1997; Director of the Company since 1985.

Dennis J. FitzSimons (48)
President since May 1997 and Executive Vice President from August 1994 until May 1997 of Tribune Broadcasting Company*; President of Tribune Television Company* until August 1994.

Jack W. Fuller (52)
President since May 1997 of Tribune Publishing Company*; President and Publisher until May 1997 of Chicago Tribune Company*.

Donald C. Grenesko (50)
Senior Vice President/Finance and Administration since August 1996, Senior Vice President and Chief Financial Officer until August 1996 of the Company.

David D. Hiller (45)
Senior Vice President/Development of the Company.

Crane H. Kenney (36)
Vice President/General Counsel and Secretary since August 1996, Vice President/Chief Legal Officer from February 1996 to August 1996, Senior Counsel from March 1995 to January 1996 and Counsel until February 1995 of the Company.

Luis E. Lewin (50)
Vice President/Human Resources since October 1996 and Director of Human Resources from March 1994 to October 1996 of the Company; Acting Publisher of Exito! in Chicago from December 1995 to September 1996.

John W. Madigan (61)
Chairman since January 1996, Chief Executive Officer since May 1995, President since May 1994, Chief Operating Officer from May 1994 to May 1995 and Executive Vice President of the Company until May 1994; President of Tribune Publishing Company* until May 1994; Publisher of the Chicago Tribune until May 1994; Director of the Company since 1975.

Ruthellyn Musil (47)
Vice President/Corporate Relations since March 1995 and Director of Communications until March 1995 of the Company.

Jeff R. Scherb (41)
Senior Vice President/Chief Technology Officer since August 1996 of the Company; Chief Technology Officer and Senior Vice President, Dun & Bradstreet Software from March 1995 to August 1996; Vice President/Systems Development, Turner Broadcasting from 1994 to 1995; Senior Vice President/Product Development, Delphi Information Systems until 1994.

-----
* A subsidiary of the Company.

ITEM 2.    PROPERTIES.

     The corporate headquarters of the Company are located at 435 North Michigan Avenue, Chicago, Illinois. The general character, location and approximate size of the principal physical properties used by the Company on December 27, 1998 are listed below. In addition to those listed, the Company owns or leases transmitter sites, parking lots and other properties aggregating approximately 812 acres in 63 separate locations, and owns or leases an aggregate of approximately 1,522,000 square feet of space in 193 locations. The Company also owns the 39,000-seat stadium used by the Chicago Cubs baseball team. The Company considers its various properties to be in good condition and suitable for the purposes for which they are used.

                                                                                          Approximate Area in Square Feet
                                                                                          -------------------------------
General Character of Property                                                                   Owned           Leased
-----------------------------                                                               ---------          -------
Publishing:
  Printing plants, business and editorial offices and warehouse space located in:
     Chicago, IL.......................................................................     1,327,000  (1)     156,000
     Orlando, FL.......................................................................       424,000          103,000
     Deerfield Beach, FL...............................................................       386,000                -
     Northlake, IL.....................................................................             -          216,000
     Newport News, VA..................................................................       207,000                -
     Fort Lauderdale, FL...............................................................             -          106,000

Broadcasting and Entertainment:
  Business offices, studios and transmitters located in:
     Los Angeles, CA...................................................................       256,000                -
     New York, NY......................................................................             -          131,000
     Chicago, IL.......................................................................        99,000            4,000
     Oak Brook, IL.....................................................................             -           69,000
     Denver, CO........................................................................        44,000           11,000
     Indianapolis, IN..................................................................         5,000           37,000
     Houston, TX.......................................................................        36,000                -
     Dallas, TX........................................................................        33,000                -
     Boston, MA........................................................................        28,000                -
     San Diego, CA.....................................................................             -           26,000
     Philadelphia, PA..................................................................        22,000            2,000
     Sacramento, CA....................................................................        24,000                -
     Hartford, CT......................................................................             -           22,000
     New Orleans, LA...................................................................             -           22,000
     Grand Rapids, MI..................................................................        21,000                -
     Atlanta, GA.......................................................................             -           21,000
     Miami, FL.........................................................................        20,000                -
     York, PA..........................................................................        20,000                -
     Seattle, WA.......................................................................             -           18,000

Education:
  Printing plants, business offices and warehouse space located in:
     Ashland, OH.......................................................................             -          683,000
     Chicago, IL.......................................................................       185,000           29,000
     Alsip, IL.........................................................................             -          171,000
     Kirkland, WA......................................................................             -          126,000
     Lincolnwood, IL...................................................................             -           71,000
     Bothell, WA.......................................................................             -           60,000
     Grand Rapids, MI..................................................................             -           53,000
     Denver, CO........................................................................             -           10,000
     Oakdale, IA.......................................................................             -            6,000

-----
(1)  Includes Tribune Tower, an approximately 630,000-square-foot office building in downtown Chicago which houses the Company's corporate Headquarters, the Chicago Tribune's business and editorial offices, offices of various subsidiary companies and approximately 62,000 square feet of space leased to unaffiliated tenants; and Freedom Center, an approximately 697,000-square-
     foot production center of the Chicago Tribune which houses the Chicago Tribune's printing, packaging and distribution operations.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies.

     In March 1997, the Company acquired Renaissance Communications Corp., a publicly traded company that owned six television stations, for $1.1 billion in cash. The stations acquired were KDAF-Dallas, WBZL-Miami (formerly WDZL), KTXL-Sacramento, WXIN-Indianapolis, WTIC-Hartford and WPMT-Harrisburg. The FCC order granting the Company's application to acquire the Renaissance stations contained waivers of two FCC rules. First, the FCC temporarily waived its duopoly rule relating to the overlap of WTIC's and WPMT's broadcast signals with those of other Tribune stations. The temporary waivers were granted subject to the outcome of pending FCC rulemaking that is expected to make such duopoly waivers unnecessary. Second, the FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the Miami television station and the Fort Lauderdale Sun-Sentinel newspaper. The FCC subsequently issued a rule review to consider modifying its cross-ownership rule. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both the Miami television station and the Sun-Sentinel newspaper until the rule review has concluded. The Company cannot predict the outcome of the FCC duopoly rulemaking or cross-ownership rule review.

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


                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is presently listed on the New York, Chicago and Pacific stock exchanges. The high and low sales prices of the Common Stock by fiscal quarter for the two most recent fiscal years, as reported on the New York Stock Exchange Composite Transactions list, were as follows:

                                                                1998                         1997
                                                       ----------------------      ----------------------
     Quarter                                             High          Low            High         Low
     -------                                           --------     ---------      ---------     --------
     First.........................................    $68 3/4      $58 5/16       $42 3/8       $35 1/2
     Second........................................     72 3/8       62 13/16       50 5/16       39 3/4
     Third.........................................     75 1/16      50             54 13/16      48
     Fourth........................................     67 1/2       44 3/4         61 1/2        51 9/16


     At March 9, 1999, there were 5,855 holders of record of the Company's Common Stock.

     Quarterly cash dividends declared on Common Stock were $.17 per share in 1998 and $.16 per share in 1997. Total cash dividends declared on Common Stock by the Company were $82,426,000 for 1998 and $78,646,000 for 1997.

     During 1998, the Company did not sell any of its equity securities in transactions that were not registered under the Securities Act of 1933, as amended.

ITEM 6.   SELECTED FINANCIAL DATA.

     The information for the years 1994 through 1998 contained under the heading "Eleven Year Financial Summary" in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.

     The following table shows basic earnings per share for the last 11 years.

                         Basic Earnings (Loss) per Share

                        Continuing Operations
                     ---------------------------
                         Before
                     Non-Recurring                   Discontinued       Net
                         Items         Total (1)      Operations      Income
                     -------------     ---------     ------------     ------
        1998             $2.74           $3.26          $  -           $3.26
        1997              2.49            3.05             -            3.05
        1996              2.10            2.15            .73           2.88
        1995              1.68            1.75            .25           2.00
        1994              1.60            1.60            .06           1.66
        1993              1.40            1.40           (.12)          1.28
        1992              1.24            1.24           (.33)           .78 (2)
        1991              1.09            1.09           (.12)           .97
        1990              1.44            (.49)          (.12)          (.61)
        1989              1.38            1.38            .21           1.59
        1988               .99             .99            .40           1.39
-----
(1) Includes non-recurring items as follows: gain on the sales of subsidiary and investments, net of write-downs, totaling $.52 per share in 1998; gain on the sales of investments, net of write-downs, totaling $.56 per share in 1997; equity income related to Qwest Broadcasting of $.05 per share in 1996; gain on the sale of investment and subsidiaries totaling $.07 per share in 1995; and charges relating to the New York Daily News totaling $1.93 per share in 1990.
(2) The adoption of new accounting rules for retiree benefits, income taxes and postemployment benefits decreased net income per share by $.13 per share in 1992.


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1998 Annual Report to Shareholders is incorporated herein by reference.


YEAR 2000 COMPLIANCE

The Company relies on various technologies throughout its business operations that could be affected by the date change in the Year 2000. The Company is progressing through a comprehensive program to evaluate and address the impact of the Year 2000 issue on its operational and financial reporting systems and equipment with embedded technology and the Year 2000 risks associated with its vendors and customers. The program has been assigned a high priority in relation to other business projects. The Company has formed a Project Management Office to provide company-wide leadership, oversight and coordination of the Year 2000 project. The Company's Chief Technology Officer and Chief Financial Officer head the Project Management Office. These project heads receive frequent updates from the other members of the Project Management Office team. In addition, progress reports on the Year 2000 program are presented regularly to the Company's board of directors and senior management.

State of Readiness

Both internal and external resources are being utilized throughout the Company to implement the program, which includes the following overlapping phases: system and equipment inventory and analysis; remediation, testing and implementation; contingency planning; and vendors and investments. The Company expects that its internal operational and financial reporting systems and equipment will be Year 2000 compliant by June 30, 1999. None of the Company's other significant information technology projects has been delayed as a result of the Company's Year 2000 compliance efforts.

System and Equipment Inventory and Analysis -- The system and equipment inventory and analysis phase consists of compiling a detailed inventory of all of the Company's information and non-information technology hardware, software, systems and equipment to determine which of these items are date-sensitive and require remediation to become Year 2000 compliant. This analysis involves both an internal assessment and contact with the systems and equipment manufacturers. The principal systems and equipment identified by the Company as requiring remediation are financial systems, human resource systems and news production systems. This phase is complete.

Remediation, Testing and Implementation -- The remediation, testing and implementation phase consists of determining and implementing a remediation method (upgrade, replace or discontinue) for date-sensitive items. The remediated item is tested and returned to normal operations when compliant. Testing for significant systems may include functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. A separate Year 2000 mainframe environment has been created to test all operating system software and program product software. This Year 2000 environment is designed to accomplish "end to end" testing of the larger systems applications and to validate interface communications between systems applications. The Company is also performing its own tests of mission critical vendor-provided systems and equipment, even if vendor certification of Year 2000 compliance has been received. The Company is working with the manufacturers of its affected systems and other outside vendors to implement required upgrades. The Company has also identified vendors from which the Company can procure new systems and equipment to replace non-compliant systems and equipment. The Company is currently in the middle stages of this phase and expects to be substantially complete by June 30, 1999.

Contingency Planning -- Contingency planning consists of developing solutions and options in the event that the Company experiences a failure in its production processes or in the operations of certain of the Company's vendors. Contingency plans and enactment dates for production processes and vendors are being developed, but have not yet been finalized. The Company will continue to develop, review, test and revise contingency plans, as more information becomes available from internal testing and external vendor assessment.

Vendors and Investments -- Vendor management consists of assessing vendor readiness, and if necessary, identifying alternate channels to receive critical materials and/or supplies. The Company has initiated formal communications with its vendors through an assessment survey. For critical vendors, including utilities, banks, newsprint and ink suppliers and a satellite provider, site visits have been completed. In the event that satisfactory commitments from key suppliers are not received, the Company is forming plans for the continuing availability of critical materials and supplies through alternate channels. In general, the Company is comfortable with the progress made by critical vendors to date and no critical issues have been identified, except for a general concern with the utilities industry, as alternative suppliers may not be available. Tribune is also assessing Year 2000 compliance of the companies in its venture investment portfolio. Tribune will continue to monitor information provided by these companies regarding their progress toward remediation of Year 2000 issues.

Risks

The Company may discover additional Year 2000 problems, including that remediation or contingency plans are not feasible or that the costs of such plans exceed current expectations. In many cases, the Company is relying on assurances from vendors that their systems, or that new or upgraded systems acquired by the Company, will be Year

2000 compliant. The Company believes that one of its principal Year 2000 risks is the effect the Year 2000 issue will have on its vendors, especially the utilities industry. A substantial part of the Company's day-to-day operations is dependent on power and telecommunications services, for which alternative sources of service may be limited. The Company will continue to investigate the readiness of its suppliers, including utilities, and pursue the availability of alternatives to further analyze and diminish the extent of any impact Year 2000 issues may have on the Company. Although there can be no assurance that the Company will be able to complete all of the modifications in the required timeframe and that unanticipated events will not occur, it is management's belief that the Company is taking adequate action to address Year 2000 issues. In the event that either the Company or the Company's vendors fail to adequately address Year 2000 issues, the Company could suffer business interruptions. If such interruptions cause the Company to be unable to fulfill its obligations to third parties, the Company could be exposed to liability to such third parties.

Costs

The Company does not currently expect that the costs of addressing the Year 2000 issue will have a material effect on the consolidated financial position or results of operations of the Company. Year 2000 compliance costs are expensed as incurred and are funded through operating cash flow. The Company currently estimates total expenses to range from $20 to $25 million, of which $7 million was incurred in 1998.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK.

     The information provided below about the Company's market sensitive financial information contains forward-looking statements.

Interest rate risk. The Company's debt is subject to changes in interest rates in the United States. All of the Company's borrowings are denominated in U.S. dollars. The Company's policy is to manage interest rate risk through the use of a combination of medium-term notes and promissory notes.

     Information pertaining to the Company's debt at December 27, 1998 is shown in the table below.

                                       Fixed Rate       Weighted Avg.       Variable Rate    Weighted Avg.
Maturities (in thousands)                 Debt          Interest Rate            Debt        Interest Rate
-------------------------              ----------       -------------       -------------    -------------
1999 (1)                               $   61,905            7.4%              $150,643          5.1%
2000                                       80,222            6.8%                     -            -
2001 (1) (2)                              254,641            6.6%                     -            -
2002                                       92,809            7.1%                     -            -
2003                                       92,762            6.7%                     -            -
Thereafter                                913,179            6.2%                     -            -
                                       ----------                              --------
Total at Dec. 27, 1998                 $1,495,518                              $150,643
                                       ----------                              --------

Fair Value at Dec. 27, 1998 (3)        $1,533,617                              $150,643
                                       ----------                              --------
-----
(1)  As discussed in Note 6 to the Company's Consolidated Financial Statements
     in the 1998 Annual Report to Shareholders, medium-term notes (fixed rate debt) of $32.0 million and promissory notes (variable rate debt) of $150.6 million scheduled to mature in 1999 were presented as maturing in 2001 for financial statement presentation because of the Company's ability and intent to refinance these maturities.
(2)  Includes $118.5 million of 6.25% Debt Exchangeable for Common Stock securities ("DECS"), related to the Company's investment in The Learning
     Company ("TLC") common stock. At maturity, the DECS will be repaid using shares of TLC common stock or, at the Company's option, the cash equivalent thereof. See Note 6 to the Company's Consolidated Financial Statements in
     the 1998 Annual Report to Shareholders for further discussion.
(3)  Fair value was determined based on quoted market prices for similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms.


     Information pertaining to the Company's debt at December 28, 1997 is shown in the table below.

                                       Fixed Rate       Weighted Avg.       Variable Rate    Weighted Avg.
Maturities (in thousands)                 Debt          Interest Rate            Debt        Interest Rate
-------------------------              ----------       -------------       -------------    -------------
1998 (1)                               $   37,098            8.4%              $476,375           5.9%
1999                                       61,914            7.5%                     -             -
2000                                       80,052            7.4%                     -             -
2001 (1)                                   36,166            8.4%                     -             -
2002                                       92,827            7.1%                     -             -
Thereafter                                770,369            6.5%                     -             -
                                       ----------                              --------
Total at Dec. 28, 1997                 $1,078,426                              $476,375
                                       ----------                              --------

Fair Value at Dec. 28, 1997 (2)        $1,099,046                              $476,375
                                       ----------                              --------
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

Equity price risk. The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments are classified as available-for-sale and are recorded on the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in the accumulated other comprehensive income component of shareholders' equity.

     The following analysis presents the hypothetical change in the fair value of the Company's common stock investments in publicly traded companies assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock's price. At December 27, 1998, this analysis excludes 4.6 million shares of TLC common stock related to the Company's DECS. See Note 6 in the Company's Consolidated Financial Statements in the 1998 Annual Report to Shareholders.

                                   Valuation of Investments                                  Valuation of Investments
                                Assuming Indicated Decrease in                           Assuming Indicated Increase in
                                      Each Stock's Price                                        Each Stock's Price
                                ------------------------------     Dec. 27, 1998     --------------------------------------
(In thousands)                     -30%      -20%       -10%         Fair Value         +10%          +20%          +30%
                                --------   --------   --------     -------------     ----------    ----------    ----------
Common stock investments
    in public companies         $637,700   $728,800   $819,900      $911,000(1)      $1,002,100    $1,093,200    $1,184,300

-----
(1) Includes America Online common stock investment of $818,800.


     During the last 12 quarters preceding December 27, 1998, market price movements caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in nine of the quarters, by 20% or more in eight of the quarters and by 30% or more in five of the quarters.

     The fair value of the Company's common stock investments in publicly traded companies at December 28, 1997 assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% would be as follows:

                                    Valuation of Investments                             Valuation of Investments
                                Assuming Indicated Decrease in                        Assuming Indicated Increase in
                                      Each Stock's Price                                     Each Stock's Price
                                ------------------------------     Dec. 28, 1997     --------------------------------
(In thousands)                    -30%       -20%       -10%         Fair Value        +10%        +20%        +30%
                                --------   --------   --------     -------------     --------    --------    --------
Common stock investments
    in public companies         $184,329   $210,661   $236,994      $263,327(1)      $289,659    $315,992    $342,325

-----
(1) Includes America Online common stock investment of $133,500.


     During the last 12 quarters preceding December 28, 1997, market price movements caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in nine of the quarters, by 20% or more in five of the quarters and by 30% or more in three of the quarters.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Consolidated Financial Statements and Notes thereto and the information contained under the heading "Business Segments" appearing on pages 39 through 63 of the Company's 1998 Annual Report to Shareholders, together with the report thereon of PricewaterhouseCoopers LLP dated February 9, 1999, except as to Note 2, which is as of March 1, 1999, appearing on page 68 of such Annual Report, and the information contained under the heading "Quarterly Results (Unaudited)" on pages 64 and 65, are incorporated herein by reference.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained under the heading "Executive Officers of the Company" in Item 1 hereof, and the information contained under the heading "Board of Directors" and contained under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Stock Ownership" in the definitive Proxy Statement for the Company's May 4, 1999 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained under the heading "Executive Compensation" (except that portion relating to Item 13, below) and contained under the subheading "Director Compensation" under the heading "Board of Directors" in the definitive Proxy Statement for the Company's May 4, 1999 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information contained under the subheadings "Principal Shareholders" and "Management Ownership" under the heading "Stock Ownership" in the definitive Proxy Statement for the Company's May 4, 1999 Annual Meeting of Shareholders is incorporated herein by reference.


ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the subheading "Related Transactions" under the heading "Stock Ownership" and under the subheading "Compensation Committee Interlock and Insider Participation" under the heading "Executive Compensation" (except that portion relating to Item 11, above) in the definitive Proxy Statement for the Company's May 4, 1999 Annual Meeting of Shareholders is incorporated herein by reference.

                                     PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)&(2) Financial Statements and Financial Statement Schedule filed as part of this report

             As listed in the Index to Financial Statements and Financial Statement Schedule on page 27 hereof.

(a)(3)       Index to Exhibits filed as part of this report

             As listed in the Exhibit Index beginning on page 30 hereof.

(b)          Reports on Form 8-K

             No reports on Form 8-K were filed during the last quarter of the period covered by this report.

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 22, 1999.


                                 TRIBUNE COMPANY
                                 (Registrant)


                                 /s/ John W. Madigan
                                 -------------------
                                 John W. Madigan
                                 Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 22, 1999.



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




    /s/ Dudley S. Taft
    ------------------
    Dudley S. Taft                        Director




    /s/ Arnold R. Weber
    -------------------
    Arnold R. Weber                       Director

                                 TRIBUNE COMPANY

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE


                                                                            Page
                                                                            ----
Consolidated Statements of Income for each of the three fiscal
   years in the period ended December 27, 1998.............................   *

Consolidated Balance Sheets at December 27, 1998 and
   December 28, 1997.......................................................   *

Consolidated Statements of Cash Flows for each of the
   three fiscal years in the period ended December 27, 1998................   *

Consolidated Statements of Shareholders' Equity for each of the
   three fiscal years in the period ended December 27, 1998................   *

Notes to Consolidated Financial Statements.................................   *

Report of Independent Accountants on Consolidated Financial Statements.....   *

Report of Independent Accountants on Financial Statement Schedule..........  28

Financial Statement Schedule for each of the three fiscal years in the period ended December 27, 1998..........................................  29

   Schedule II      Valuation and qualifying accounts and reserves.

-----
* Incorporated by reference to the Company's 1998 Annual Report to Shareholders. See Item 8 of this Annual Report on Form 10-K.

                                      -----

All other schedules required under Regulation S-X are omitted because they are not applicable or not required.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of Tribune Company

Our audits of the consolidated financial statements referred to in our report dated February 9, 1999, except as to Note 2, which is as of March 1, 1999, appearing in the 1998 Annual Report to Shareholders of Tribune Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Chicago, Illinois
February 9, 1999, except as to Note 2,
which is as of March 1, 1999

                                                                                                               SCHEDULE II
                                 TRIBUNE COMPANY

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (In thousands of dollars)

                                                                    Additions      Additions
                                                    Balance at     Charged to      Recorded                         Balance
                                                    Beginning      Costs and         Upon                          at End of
         Description                                of Period       Expenses      Acquisitions     Deductions       Period
         -----------                                ----------     ----------     ------------     ----------      ---------
Valuation accounts deducted from assets
    to which they apply:

Year ended December 27, 1998
    Accounts receivable allowances:
       Bad debts.................................     $31,709        $19,931         $  548          $20,463        $31,725
       Rebates, volume discounts and other.......      11,496         17,497          4,030           20,346         12,677
                                                      -------        -------         ------          -------        -------
          Total..................................     $43,205        $37,428         $4,578          $40,809        $44,402
                                                      =======        =======         ======          =======        =======

Year ended December 28, 1997
    Accounts receivable allowances:
       Bad debts.................................     $24,445        $19,135         $4,158          $16,029        $31,709
       Rebates, volume discounts and other.......       9,961         19,945            633           19,043         11,496
                                                      -------        -------         ------          -------        -------
          Total..................................     $34,406        $39,080         $4,791          $35,072        $43,205
                                                      =======        =======         ======          =======        =======

Year ended December 29, 1996
    Accounts receivable allowances:
       Bad debts.................................     $23,078        $19,846         $  992          $19,471        $24,445
       Rebates, volume discounts and other.......       7,076         20,313          1,331           18,759          9,961
                                                      -------        -------         ------          -------        -------
          Total..................................     $30,154        $40,159         $2,323          $38,230        $34,406
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

     3.1a       *     Amended Certificate of Designation of Series A Junior
                      Participating Preferred stock, dated December 2, 1997
                      (Exhibit 3.1a to Annual Report on Form 10-K for 1997).

     3.2        *     By-Laws of Tribune Company As Amended and In Effect on
                      October 20, 1998 (Exhibit 3.2 to Quarterly Report on Form
                      10-Q for the quarter ended September 27, 1998).

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

     10.4       o*    Tribune Company Bonus Deferral Plan, dated as of December
                      14, 1993 (Exhibit 10.8 to Annual Report on Form 10-K for
                      1993).

     10.4a      o*    First Amendment of Tribune Company Bonus Deferral Plan,
                      effective December 1, 1996 (Exhibit 10.4a to Annual Report on Form 10-K for 1996).

     Number                                 Description
     ------                                 -----------

     10.5      o*     Tribune Company Amended and Restated 1984 Long-Term
                      Performance Plan, effective as of July 25, 1989 (Exhibit
                      19.2 to Form 10-Q Quarterly Report for the quarter ended
                      June 25, 1989); Forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreements for Tribune
                      Company Amended and Restated 1984 Long-Term Performance
                      Plan (Exhibit 19.2 to Form 10-Q Quarterly Report for the quarter ended July 1, 1990).

     10.6      o*     Tribune Company 1992 Long-Term Incentive Plan, dated as of
                      April 29, 1992 and as amended and in effect on April 19, 1994 (Exhibit 10.11 to Annual Report on Form 10-K for
                      1994).

     10.7      o*     Tribune Company Executive Financial Counseling Plan, dated
                      October 19, 1988 and as amended effective January 1,
                      1994 (Exhibit 10.13 to Annual Report on Form 10-K for
                      1993).

     10.8      o      Tribune Company Amended and Restated Transitional
                      Compensation Plan for Executive Employees, effective as of December 7, 1998.

     10.9      o      Tribune Company Supplemental Defined Contribution Plan,
                      effective as of January 1, 1994 and as amended effective
                      January 1, 1999.

     10.10     o*     Tribune Company Amended and Restated Employee Stock
                      Purchase Plan, dated May 5, 1998 (Exhibit 10.11 to Form
                      10-Q Quarterly Report for the quarter ended March 29,
                      1998).

     10.11     o*     1988 Restricted Stock Plan For Outside Directors, dated
                      February 16, 1988 (Exhibit 10.12 to Annual Report on
                      Form 10-K for 1992).

     10.11a    o*     Amendment effective April 28, 1992 to the 1988 Restricted
                      Stock Plan For Outside Directors (Exhibit 10.12b to Annual
                      Report on Form 10-K for 1993).

     10.12     o*     Tribune Company Amended and Restated 1995 Nonemployee
                      Director Stock Option Plan, dated October 22, 1996
                      (Exhibit 10.19 to Form 10-Q Quarterly Report for the quarter ended September 29, 1996).

     10.13     o*     Tribune Company Amended and Restated 1996 Nonemployee
                      Director Stock Compensation Plan, dated as of February 17,
                      1998 (Exhibit 10.14 to Annual Report on Form 10-K for
                      1997).

     10.14     o*     Tribune Company 1997 Incentive Compensation Plan effective
                      December 29, 1996 (Exhibit 10.15 to Form 10-Q Quarterly
                      Report for the quarter ended March 30, 1997).

     12               Computation of Ratios of Earnings to Fixed Charges.

     13 The portions of the Company's 1998 Annual Report to Shareholders which are specifically incorporated herein by reference.

     21               Table of subsidiaries of Tribune Company.

     23               Consent of Independent Accountants.

     27               Financial Data Schedule.

     99 Form 11-K financial statements for the Tribune Company Savings Incentive Plan (to be filed by amendment).