Form 10-Q
period 1999-03-28
TRIBUNE CO
filed 1999-05-11
CIK 726513

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended March 28, 1999

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


       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       At May 7, 1999 there were 118,501,017 shares outstanding of the Company's Common Stock (without par value).


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

                                                                         First Quarter Ended
                                                                 ----------------------------------
                                                                 March 28, 1999      March 29, 1998
                                                                 --------------      --------------
Operating Revenues.............................................        $719,859            $672,693

Operating Expenses
Cost of sales (exclusive of items shown below).................         337,436             323,131
Selling, general and administrative............................         174,222             158,241
Depreciation and amortization of intangible assets.............          52,036              47,269
                                                                       --------            --------
Total operating expenses.......................................         563,694             528,641
                                                                       --------            --------

Operating Profit...............................................         156,165             144,052

Net loss on equity investments.................................         (14,212)            (14,325)
Sales of subsidiary and investments............................         444,927               7,299
Interest income................................................           1,501               1,441
Interest expense...............................................         (23,187)            (21,140)
                                                                       --------            --------

Income Before Income Taxes.....................................         565,194             117,327
Income taxes...................................................        (221,932)            (47,250)
                                                                       --------            --------

Net Income.....................................................         343,262              70,077
Preferred dividends, net of tax................................          (4,659)             (4,695)
                                                                       --------            --------

Net Income Attributable to Common Shares.......................        $338,603            $ 65,382
                                                                       ========            ========

Earnings Per Share:
Basic..........................................................           $2.85               $ .53
                                                                          =====               =====

Diluted........................................................           $2.61               $ .49
                                                                          =====               =====

Dividends per common share.....................................           $ .18               $ .17
                                                                          =====               =====


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)


                                                                         March 28, 1999      December 27, 1998
                                                                         --------------      -----------------
                                                                           (Unaudited)
ASSETS
Current assets
Cash and cash equivalents...............................................     $   22,577             $   12,433
Investments.............................................................        105,766                      -
Accounts receivable, net................................................        489,843                555,229
Inventories.............................................................        109,977                 99,005
Broadcast rights........................................................        220,028                232,394
Prepaid expenses and other..............................................         63,694                 46,068
                                                                             ----------             ----------
Total current assets....................................................      1,011,885                945,129

Property, plant and equipment...........................................      1,705,129              1,664,526
Accumulated depreciation................................................       (998,668)              (987,791)
                                                                             ----------             ----------
Net properties..........................................................        706,461                676,735

Broadcast rights........................................................        175,674                207,757
Intangible assets, net..................................................      3,074,015              2,703,993
Investments.............................................................      1,913,513              1,249,979
Other...................................................................        145,728                151,977
                                                                             ----------             ----------
Total assets............................................................     $7,027,276             $5,935,570
                                                                             ==========             ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year......................................     $   29,629             $   29,905
Contracts payable for broadcast rights..................................        260,594                260,264
Deferred income ........................................................         96,025                 55,097
Income taxes............................................................        135,887                 59,607
Accounts payable, accrued expenses and other current liabilities........        386,447                423,257
                                                                             ----------             ----------
Total current liabilities...............................................        908,582                828,130

Long-term debt..........................................................      1,555,098              1,616,256
Deferred income taxes...................................................      1,088,424                701,778
Contracts payable for broadcast rights..................................        221,906                268,099
Compensation and other obligations......................................        190,969                164,690
                                                                             ----------             ----------
Total liabilities.......................................................      3,964,979              3,578,953

Shareholders' equity
Series B convertible preferred stock....................................        282,127                293,203
Common stock and additional paid-in capital.............................        204,299                210,492
Retained earnings.......................................................      3,141,217              2,819,474
Treasury stock (at cost)................................................     (1,423,642)            (1,414,661)
Treasury stock held by Tribune Stock Compensation Fund (at cost)........        (99,250)               (26,602)
Unearned compensation related to ESOP...................................       (156,495)              (156,495)
Accumulated other comprehensive income..................................      1,114,041                631,206
                                                                             ----------             ----------
Total shareholders' equity..............................................      3,062,297              2,356,617
                                                                             ----------             ----------
Total liabilities and shareholders' equity..............................     $7,027,276             $5,935,570
                                                                             ==========             ==========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)


                                                                                First Quarter Ended
                                                                         ----------------------------------
                                                                         March 28, 1999      March 29, 1998
                                                                         --------------      --------------
Operations
Net income...............................................................      $343,262            $ 70,077
Adjustments to reconcile net income to net cash
  provided by operations:
     Gain on sales of subsidiary and investments.........................      (444,927)             (7,299)
     Depreciation and amortization of intangible assets..................        52,036              47,269
     Deferred income taxes...............................................       112,216              (8,057)
     Other, net..........................................................       124,615              99,070
                                                                               --------            --------
Net cash provided by operations..........................................       187,202             201,060
                                                                               --------            --------

Investments
Capital expenditures.....................................................       (30,582)            (25,007)
Acquisitions and investments.............................................       (68,948)            (61,908)
Proceeds from sales of investments.......................................        95,445               9,052
Net (increase) decrease in advances to investee..........................        34,578              (4,124)
Other, net...............................................................           355              (3,481)
                                                                               --------            --------
Net cash provided by (used for) investments..............................        30,848             (85,468)
                                                                               --------            --------

Financing
Proceeds from issuance of long-term debt.................................             -              25,000
Repayments of long-term debt.............................................       (71,544)           (161,190)
Sales of common stock to employees, net..................................        15,423              14,846
Purchases of treasury stock..............................................       (28,791)            (35,484)
Purchases of treasury stock by Tribune Stock Compensation Fund...........      (101,475)                  -
Dividends................................................................       (21,519)            (20,831)
                                                                               --------            --------
Net cash used for financing..............................................      (207,906)           (177,659)
                                                                               --------            --------

Net increase (decrease) in cash and cash equivalents.....................        10,144             (62,067)

Cash and cash equivalents at the beginning of year.......................        12,433              66,618
                                                                               --------            --------

Cash and cash equivalents at the end of quarter..........................      $ 22,577            $  4,551
                                                                               ========            ========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)


Note 1:
------

      In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the "Company" or "Tribune") as of March 28, 1999 and the results of their operations and their cash flows for the quarters ended March 28, 1999 and March 29, 1998. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included by reference in the Company's Annual Report on Form 10-K.


Note 2:
------

      Other comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on marketable securities, net of the change in the current maturity value of the Company's Debt Exchangeable for Common Stock securities ("DECS"). The Company's comprehensive income was as follows (in thousands):

                                                                                 First Quarter Ended
                                                                         ----------------------------------
                                                                         March 28, 1999      March 29, 1998
                                                                         --------------      --------------
Net income...........................................................          $343,262            $ 70,077

Net foreign currency translation adjustment..........................               670                   -

Unrealized holding gain on marketable securities,
  net of the change in DECS maturity value:
    Arising during the period, before tax............................           852,696             141,741
    Less: reclassification adjustment for gain included
      in net income..................................................           (94,840)             (7,299)
                                                                               --------            --------
    Unrealized gain, before tax......................................           757,856             134,442
    Income taxes.....................................................          (275,691)            (52,734)
                                                                               --------            --------
    Net unrealized gain on securities................................           482,165              81,708
                                                                               --------            --------

Net other comprehensive income.......................................           482,835              81,708
                                                                               --------            --------

Comprehensive income.................................................          $826,097            $151,785
                                                                               ========            ========

Note 3:
------

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

                                                                                 First Quarter Ended
                                                                         ----------------------------------
                                                                         March 28, 1999      March 29, 1998
                                                                         --------------      --------------
BASIC
Net income...........................................................          $343,262            $ 70,077
Preferred dividends, net of tax......................................            (4,659)             (4,695)
                                                                               --------            --------
Net income attributable to common shares.............................          $338,603            $ 65,382
                                                                               --------            --------

Weight average common shares outstanding.............................           118,957             122,574
                                                                               --------            --------

Basic earnings per share.............................................          $   2.85            $    .53
                                                                               ========            ========

DILUTED
Net income...........................................................          $343,262            $ 70,077
Additional ESOP contribution required assuming
   all preferred shares were converted, net of tax...................            (3,076)             (3,197)
                                                                               --------            --------
Adjusted net income..................................................          $340,186            $ 66,880
                                                                               --------            --------

Weighted average common shares outstanding...........................           118,957             122,574

Assumed conversion of preferred shares into common shares............            10,299              10,738
Assumed exercise of stock options, net of common shares
   assumed repurchased with the proceeds.............................             1,140               1,840
                                                                               --------            --------
Adjusted weighted average common shares outstanding..................           130,396             135,152
                                                                               --------            --------

Diluted earnings per share...........................................          $   2.61            $    .49
                                                                               ========            ========


Note 4:
------

    Inventories consist of (in thousands):
                                                 March 28, 1999    Dec. 27, 1998
                                                 --------------    -------------

Finished goods................................         $ 81,127          $74,631
Newsprint (at LIFO)...........................           16,965           12,207
Supplies and other............................           11,885           12,167
                                                       --------          -------
Total inventories.............................         $109,977          $99,005
                                                       ========          =======


     Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $8.5 million at March 28, 1999 and $9.9 million at December 27, 1998. Finished goods primarily include books and supplemental educational materials.

Note 5:
------

     In August 1998, the Company reached an agreement with Meredith Corporation to acquire the assets of television station KCPQ-Seattle in exchange for the assets of the Company's WGNX-Atlanta television station and cash. In March 1999 and in a three-way transaction, Meredith purchased KCPQ from Kelly Television Co. and then exchanged the station for WGNX. The divestiture of WGNX was accounted for as a sale and the acquisition of KCPQ was recorded as a purchase. The Company recorded the assets of KCPQ at fair market value and recognized a pretax gain of $348 million, which increased diluted earnings per share by $1.62. Current Federal Communications Commission ("FCC") regulations preclude the Company from owning both KCPQ and the Company's KTWB-Seattle (formerly KTZZ) television station. As part of the transaction, the Company transferred the assets of KTWB into a disposition trust. Pursuant to the terms of the disposition trust, an independent trustee is charged with finding a buyer for KTWB by September 1, 1999.

      Also in March 1999, the Company sold one million shares of America Online common stock for $95 million in cash, resulting in a pretax gain of $95 million and increasing diluted earnings per share by $.45. In the aggregate, non-recurring items added $2.08 to diluted earnings per share in the first quarter of 1999.

      In the first quarter of 1998, the Company sold approximately 0.7 million shares of Open Market common stock for $9 million in cash, resulting in a pretax gain of $7 million and adding $.03 to diluted earnings per share.


Note 6:
------

      In February 1999, the Company acquired JDTV, Inc. a distributor of television listings information to the cable and satellite television industries. In March 1999, the Company acquired the assets of television station KCPQ-Seattle, with a fair value of approximately $380 million, in exchange for its WGNX-Atlanta television station and cash.

      In January 1998, the Company acquired ownership of the North American Sunshine line of educational materials. In June 1998, the Company acquired the assets of television stations KTWB-Seattle and WXMI-Grand Rapids, with a fair value of approximately $179 million, in exchange for its WQCD radio station in New York and cash. In September 1998, the Company purchased South Florida Newspaper Network Inc., a publisher of weekly newspapers in South Florida.

      The acquisitions are being accounted for by the purchase method, and accordingly, the results of operations of the companies have been included in the consolidated financial statements since their respective dates of acquisition.


Note 7:
------

    In April 1999, the Company issued 8.0 million of its Exchangeable Subordinated Debentures due 2029 ("PHONES"), for an aggregate principal amount of approximately $1.2 billion. The principal amount was equal to the then current market value of 8.0 million shares of America Online ("AOL") common stock at $157 per share. At maturity, the PHONES will be redeemed at the greater of the then market value of AOL common stock or $157 per PHONES. Interest on the debentures will be paid quarterly at an annual rate of 2%. Proceeds from the issuance of the PHONES will be used for general corporate purposes.

    During the first quarter of 1999, the Company entered into a one-year hedge transaction ("AOL collar") with respect to 1.0 million shares of its AOL common stock investment. The AOL collar locks in the value of these shares within the price range of $92 - $106 per share. Since this transaction will settle in the first quarter of 2000, the value of these shares under the collar is classified as a current asset in the balance sheet at March 28, 1999.

    In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("SFAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," effective for fiscal year 2000. The Company has elected early adoption of SFAS 133 as of the beginning of its second quarter of 1999. SFAS 133 requires that all derivative instruments be recorded in the balance sheet at fair value. The provisions of SFAS 133 will impact the Company's accounting for its 8.0 million PHONES, its 4.6 million Debt Exchangeable for Common Stock securities ("DECS") and its AOL collar for 1.0 million shares. Under the provisions of SFAS 133, the value of the PHONES and the DECS will each be split into a debt component and a derivative component. Any change in the fair value of the derivative component of these securities will be recorded in the statement of income.

    Prior to the adoption of SFAS 133, changes in the fair value of the Company's 8.0 million AOL shares and 4.6 million of The Learning Company ("TLC") shares related to the PHONES and DECS, respectively, have been recorded in the accumulated other comprehensive income component of shareholders' equity in the Company's balance sheet, as these securities had been classified as available-for-sale. With the adoption of SFAS 133, the 8.0 million shares of AOL common stock and the 4.6 million shares of TLC common stock will be reclassified to trading securities. As a result of this change in classification, the Company will recognize in its second quarter 1999 income statement pretax gains totaling approximately $1.3 billion as of March 28, 1999. In addition, beginning in the second quarter of 1999, the Company will record subsequent changes in the fair value of these securities in the income statement.

    Changes in the fair value of the AOL and TLC shares should at least partially offset changes in the fair value of the derivative component of the PHONES and the DECS, respectively. However, there may be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES, DECS and the related AOL and TLC shares.

    Also in the second quarter of 1999, the Company will record a net after-tax charge of approximately $3 million, representing the cumulative effect of the change in accounting principle resulting from adjusting the DECS securities and the AOL collar to fair value.


Note 8:
------

     In March 1997, the Company acquired Renaissance Communications Corp., a publicly traded company that owned six television stations. The stations acquired included WBZL-Miami, WTIC-Hartford and WPMT-Harrisburg. The FCC order granting the Company's application to acquire the Renaissance stations contained waivers of two FCC rules. First, the FCC temporarily waived its duopoly rule relating to the overlap of WTIC's and WPMT's broadcast signals with those of other Tribune stations. The temporary waivers were granted subject to the outcome of pending FCC rulemaking that is expected to make such duopoly waivers unnecessary. Second, the FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the Miami television station and the Fort Lauderdale Sun-Sentinel newspaper. The FCC subsequently issued a rule review to consider modifying its cross-ownership rule. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both the Miami television station and the Sun-Sentinel newspaper until the rule review has concluded. The Company cannot predict the outcome of the FCC duopoly rulemaking or cross-ownership rule review.


Note 9:
------

      Financial data for each of the Company's business segments is as follows (in thousands):

                                                                     First Quarter Ended
                                                              --------------------------------
                                                              March 28, 1999    March 29, 1998
                                                              --------------    --------------
Operating revenues:
      Publishing............................................        $391,815          $372,508
      Broadcasting and Entertainment........................         263,823           240,358
      Education.............................................          64,221            59,827
                                                                    --------          --------

Total operating revenues....................................        $719,859          $672,693
                                                                    ========          ========

Operating profit:
      Publishing............................................        $102,793          $ 99,020
      Broadcasting and Entertainment........................          62,974            54,472
      Education.............................................          (1,066)             (696)
      Corporate expenses....................................          (8,536)           (8,744)
                                                                    --------          --------

Total operating profit......................................        $156,165          $144,052
                                                                    ========          ========


    The assets of the broadcasting and entertainment segment increased by approximately $280 million during the first quarter of 1999. The increase was largely due to the acquisition of KCPQ-Seattle in March 1999. Also, Corporate assets rose by approximately $740 million in the 1999 first quarter, mainly due to increases in the fair value of the Company's investment portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

      The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the first quarter of 1999 to the first quarter of 1998.


FORWARD-LOOKING STATEMENTS
--------------------------

      This discussion, the information contained in the preceding notes to the financial statements and the information contained in Item 3, "Quantitative and Qualitative Disclosure About Market Risk," contain certain forward-looking statements that are based largely on the Company's current expectations. Such forward-looking statements include estimates and statements regarding the Company's plans to address Year 2000 issues and associated costs and risks. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in advertising demand, newsprint prices, interest rates, competition, regulatory rulings and other economic conditions; the effect of professional sports team labor strikes, lock-outs and negotiations; the effect of acquisitions, investments and divestitures on the Company's results of operations and financial condition; and the Company's reliance on third-party vendors for various services. The words "believe," "expect," "anticipate," "estimate" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.


SIGNIFICANT EVENTS
------------------

      In February 1999, the Company acquired JDTV, Inc. a distributor of television listings information to the cable and satellite television industries. In March 1999, the Company acquired the assets of television station KCPQ-Seattle, with a fair value of approximately $380 million, in exchange for the assets of its WGNX-Atlanta television station and cash.

      In January 1998, the Company acquired ownership of the North American Sunshine line of educational materials. In June 1998, the Company acquired the assets of television stations KTWB-Seattle and WXMI-Grand Rapids, with a fair value of approximately $179 million, in exchange for its WQCD radio station in New York and cash. In September 1998, the Company purchased South Florida Newspaper Network Inc., a publisher of weekly newspapers in South Florida.

      The operating results of these acquired businesses have been included in the consolidated financial statements since their respective dates of acquisition.

      In March 1999, the exchange of the Company's WGNX-Atlanta television station for television station KCPQ-Seattle resulted in a pretax gain of $348 million and increased diluted earnings per share by $1.62. Also in March 1999, the Company sold one million shares of America Online common stock for $95 million in cash, resulting in a pretax gain of $95 million, which increased diluted earnings per share by $.45. In the aggregate, non-recurring items added $2.08 to diluted earnings per share in the first quarter of 1999.

      In the first quarter of 1998, the Company sold approximately 0.7 million shares of Open Market common stock for $9 million in cash, resulting in a pretax gain of $7 million and adding $.03 to diluted earnings per share.

RESULTS OF OPERATIONS
---------------------

      The results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. In both publishing and broadcasting and entertainment, second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. In education, second and third quarter education revenues are typically higher than first and fourth quarter revenues. Results for the second and third quarters generally reflect the timing of sales to educational institutions for the upcoming school year, which begins in September. Results for the 1999 and 1998 first quarters reflect these seasonal patterns.


CONSOLIDATED

     The Company's consolidated operating results for the first quarter of 1999 and 1998 and the percentage changes from 1998 were as follows:

                                                            First Quarter
(Dollars in millions,                                 --------------------------
 except per share amounts)                            1999      1998      Change
                                                      ----      ----      ------
Operating revenues...............................     $720      $673       +  7%
Operating profit ................................      156       144       +  8%
Net loss on equity investments...................      (14)      (14)      -  1%
Sales of subsidiary and investments
  (non-recurring)................................      443         7          *
Income
    Before non-recurring items...................       73        66       + 11%
    Non-recurring items..........................      270         4          *
    Net income...................................      343        70       +390%
Diluted earnings per share
    Before non-recurring items...................      .53       .46       + 15%
    Non-recurring items..........................     2.08       .03          *
    Total........................................     2.61       .49       +433%
*Not meaningful


Earnings Per Share -- Diluted earnings per share for the 1999 first quarter rose to $.53, up 15% from $.46 last year, excluding non-recurring items. The increase was mainly due to operating profit gains in the broadcasting and entertainment and publishing segments and fewer shares outstanding. Including non-recurring items, diluted earnings per share increased 433% to $2.61 in the 1999 first quarter.

Operating Revenues and Profit -- The Company's consolidated operating revenues, EBITDA (operating profit before depreciation, amortization, equity results and non-recurring items) and operating profit by business segment for the first quarter were as follows:

                                                            First Quarter
                                                      --------------------------
(Dollars in millions)                                 1999      1998      Change
                                                      ----      ----      ------
Operating revenues
     Publishing..................................     $392      $373       +  5%
     Broadcasting and Entertainment..............      264       240       + 10%
     Education...................................       64        60       +  7%
                                                      ----      ----
Total operating revenues.........................     $720      $673       +  7%

EBITDA*
     Publishing..................................     $123      $118       +  5%
     Broadcasting and Entertainment..............       87        75       + 15%
     Education...................................        6         6       -  2%
     Corporate expenses..........................       (8)       (8)      +  3%
                                                      ----      ----
Total EBITDA.....................................     $208      $191       +  9%

Operating profit
     Publishing..................................     $103      $ 99       +  4%
     Broadcasting and Entertainment..............       63        54       + 16%
     Education...................................       (1)       (1)      - 53%
     Corporate expenses..........................       (9)       (8)      -  2%
                                                      ----      ----
Total operating profit...........................     $156      $144       +  8%


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


      Consolidated operating revenues for the 1999 first quarter increased 7% to $720 million from $673 million in 1998, primarily due to acquisitions and higher advertising revenues. Excluding acquisitions and divestitures ("on a comparable basis"), revenues were up 5% for the first quarter.

      Consolidated operating profit grew 8% and EBITDA increased 9% in the first quarter of 1999. Publishing operating profit increased 4% in the first quarter on a 5% increase in revenues and lower newsprint prices. Broadcasting and entertainment operating profit rose 16% in the first quarter due to significant growth in television operating profit. Education reported a 1999 first quarter operating loss of $1.1 million compared with a loss of $0.7 million in 1998. Education results are historically lower in the first quarter due to the seasonality of school sales.

Operating Expenses -- Consolidated operating expenses increased 7% in the first quarter as follows:

                                                            First Quarter
                                                      --------------------------
(Dollars in millions)                                 1999      1998      Change
                                                      ----      ----      ------

Cost of sales....................................     $338      $323       +  4%
Selling, general & administrative................      174       158       + 10%
Depreciation & amortization
  of intangible assets...........................       52        48       + 10%
                                                      ----      ----
Total operating expenses.........................     $564      $529       +  7%


      Cost of sales increased 4%, or $15 million, in the 1999 first quarter. On a comparable basis, cost of sales increased 1%, or $4 million, primarily due to increased compensation costs, higher broadcast rights amortization and increased newspaper manufacturing and distribution costs, partially offset by lower newsprint and ink expense. Compensation grew 5%, or $5 million and broadcast rights amortization increased 2%, or $2 million. Newsprint and ink expense declined 7%, or $4 million, as newsprint prices were down 6% and consumption fell 2%.

      Selling, general and administrative ("SG&A") expense was up 10%, or $16 million, in the 1999 first quarter. On a comparable basis, SG&A expense grew 8%, or $12 million, due to increased compensation costs of 7%, or $5 million, higher Year 2000 compliance costs of $3 million and increased expenses for development activities.

      The increase in depreciation and amortization of intangible assets reflects the acquisitions and capital expenditures made in 1999 and 1998.

PUBLISHING

Operating Revenues and Profit -- The following table presents publishing operating revenues, EBITDA and operating profit for daily newspapers and other publications/services/development. The latter category includes syndication of editorial products, advertising placement services, niche and weekly publications, direct mail operations, cable news programming, distribution of television and movie listings information and Internet/electronic products.



                                                             First Quarter
                                                      --------------------------
(Dollars in millions)                                 1999      1998      Change
                                                      ----      ----      ------
Operating revenues
   Daily newspapers..............................     $355      $350       +  2%
   Other publications/services/development.......       37        23       + 60%
                                                      ----      ----
Total operating revenues.........................     $392      $373       +  5%

EBITDA
   Daily newspapers..............................     $122      $120       +  2%
   Other publications/services/development.......        1        (2)         *
                                                      ----      ----
Total EBITDA.....................................     $123      $118       +  5%

Operating profit
   Daily newspapers..............................     $105      $103       +  2%
   Other publications/services/development.......       (2)       (4)      + 56%
                                                      ----      ----
Total operating profit...........................     $103      $ 99       +  4%
*Not meaningful


      Publishing operating revenues for the 1999 first quarter were up 5% to $392 million from $373 million in 1998 due to higher retail and general advertising revenues and increased other revenues. Total advertising revenues increased 3% due to higher rates and linage. Operating profit for the 1999 first quarter was $103 million, up 4% from $99 million, primarily due to revenue growth and lower newsprint expense. Daily newspaper operating margins increased slightly to 29.5% from 29.4% in 1998.

      Publishing group revenues by classification were as follows:

                                                              First Quarter
                                                      --------------------------
(Dollars in millions)                                 1999      1998      Change
                                                      ----      ----      ------
Advertising
  Retail.........................................     $113      $106       +  7%
  General........................................       44        38       + 16%
  Classified.....................................      141       144       -  2%
                                                      ----      ----
Total advertising................................      298       288       +  3%
Circulation......................................       63        63          -
Other............................................       31        22       + 45%
                                                      ----      ----
Total revenues...................................     $392      $373       +  5%


      Advertising revenues grew in the first quarter due to both linage and rate increases, as well as from the acquisition of South Florida Newspaper Network in September 1998. Retail advertising revenues, excluding South Florida Newspaper Network, rose 3% mainly due to higher food and drug advertising in

Chicago. General advertising revenues increased 16% primarily due to improvements in the financial, resorts and high-tech categories in Chicago and higher automotive advertising in Orlando and Fort Lauderdale. Classified advertising revenues decreased 2% mainly due to declines in Chicago in the help wanted and real estate advertising categories, offset in part by improved automobile advertising.

      Total advertising linage increased 3% in the 1999 first quarter. Full run general advertising linage grew 26% due to gains at Orlando, Fort Lauderdale and Chicago. Full run classified linage declined 2% due to decreases in Orlando and Fort Lauderdale. Part run advertising linage was down 3% due primarily to decreases in Chicago in classified and Chicago and Fort Lauderdale in retail. Preprint advertising linage was up 12% due to increases at all of the daily newspapers except Fort Lauderdale. The following summary presents advertising linage for the first quarter:

                                                            First Quarter
                                                      --------------------------
(Inches in thousands)                                  1999      1998     Change
                                                      -----     -----     ------
Full run
  Retail.........................................       872       869         -
  General........................................       240       191      + 26%
  Classified.....................................     1,697     1,725      -  2%
                                                      -----     -----
Total full run...................................     2,809     2,785      +  1%
Part run.........................................     2,424     2,504      -  3%
Preprint.........................................     2,358     2,100      + 12%
                                                      -----     -----
Total inches.....................................     7,591     7,389      +  3%


      Circulation revenues totaled $63 million in the first quarter of 1999, essentially even with last year. Total average daily circulation was down 2% to 1,295,000 copies in the 1999 first quarter, and total average Sunday circulation declined 1% to 1,955,000 copies. Although circulation copies decreased, circulation revenues were flat as a result of reduced discounting.

      Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; revenues from Internet/electronic products; cable news programming; distribution of television and movie listings information and other publishing-related activities. The increase in other revenues in the 1999 first quarter resulted primarily from the acquisition of JDTV in February 1999 and higher revenues from direct mail operations and commercial printing operations.

Operating Expenses -- Publishing operating expenses increased 6%, or $16 million, in the first quarter of 1999, mainly due to the acquisitions of South Florida Newspaper Network and JDTV. Excluding acquisitions, expenses increased 2%, or $6 million. The increase was mainly due to higher compensation costs, Year 2000 compliance expenses and higher development expenses, partially offset by lower newsprint and ink expense. Excluding acquisitions, compensation grew 6%, or $6 million, Year 2000 compliance expenses were up $2 million and development expenses increased $1 million. Newsprint and ink expense declined 7%, or $4 million, as average newsprint prices fell 6% and consumption decreased 2%.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit -- The following table presents operating revenues, EBITDA and operating profit for television, radio and entertainment/other. Entertainment/other includes Tribune Entertainment and the Chicago Cubs.

                                                             First Quarter
                                                      --------------------------
(Dollars in millions)                                 1999      1998      Change
                                                      ----      ----      ------
Operating revenues
   Television....................................     $240      $210       + 14%
   Radio.........................................       11        13       - 14%
   Entertainment/other...........................       13        17       - 25%
                                                      ----      ----
Total operating revenues.........................     $264      $240       + 10%

EBITDA
   Television....................................     $ 89      $ 73       + 22%
   Radio.........................................        3         5       - 49%
   Entertainment/other...........................       (5)       (3)      - 72%
                                                      ----      ----
Total EBITDA.....................................     $ 87      $ 75       + 15%

Operating profit
   Television....................................     $ 66      $ 53       + 24%
   Radio.........................................        2         5       - 50%
   Entertainment/other...........................       (5)       (4)      - 54%
                                                      ----      ----
Total operating profit...........................     $ 63      $ 54       + 16%


      Broadcasting and entertainment first quarter 1999 operating revenues increased 10% to $264 million from $240 million in 1998 due to a 14%, or $30 million, increase in television revenues. Television revenues grew due to strong performance of the syndicated show "Friends" which debuted in Fall 1998, improvement of The WB prime time, and the acquisitions of stations in Grand Rapids and Seattle. In addition to KCPQ-Seattle, which was acquired in exchange for WGNX-Atlanta in March 1999, Tribune acquired KTWB-Seattle and WXMI-Grand Rapids in June 1998 in exchange for Tribune's WQCD radio station. Radio revenues declined 14% in the first quarter of 1999, due to the sale of WQCD in June 1998. On a comparable basis, radio revenues grew 3%. Entertainment/other revenues decreased 25%, or $4 million, in the first quarter. The decline was due to lower revenues at Tribune Entertainment from the absence of "The Geraldo Rivera Show," which ended after the 1997-1998 season.

      First quarter 1999 operating profit for broadcasting and entertainment was up 16% to $63 million from $54 million in 1998. The growth was due to a 24% increase in television operating profit, resulting mainly from improvements at WPIX-New York, WGN-Chicago, KTLA-Los Angeles and WLVI-Boston.

Operating Expenses -- Broadcasting and entertainment operating expenses increased 8%, or $15 million, in the first quarter. The increase was in part due to the television station acquisitions, partially offset by the sale of WGNX-Atlanta. Excluding acquisitions and divestitures, broadcasting and entertainment operating expenses were up 4%, or $8 million, mainly due to higher compensation costs, increased broadcast rights amortization, higher Year 2000 compliance expenses and increased costs at KDAF-Dallas, from the launch of a prime-time newscast in 1999. Compensation costs increased 5%, or $2 million and broadcast rights amortization grew 2%, or $2 million.

EDUCATION

Operating Revenues and Profit -- The following table presents operating revenues, EBITDA and operating profit for the education segment:

                                                            First Quarter
                                                      --------------------------
(Dollars in millions)                                 1999      1998      Change
                                                      ----      ----      ------
Operating revenues...............................      $64       $60       +  7%
EBITDA...........................................        6         6       -  2%
Operating profit.................................       (1)       (1)      - 53%


      Education revenues for the first quarter were up 7% to $64 million from $60 million in 1998. The growth was mainly due to higher sales at Ideal/Instructional Fair and NTC/Contemporary Publishing through both the school and consumer channels, as well as increased sales of digital educational products at The Wright Group.

      The education group reported a first quarter operating loss of $1.1 million versus an operating loss of $0.7 million in 1998. Education results are historically lower in the first quarter due to the seasonality of school sales.

Operating Expenses -- Education operating expenses increased 8%, or $5 million, reflecting higher sales and marketing costs of $2 million, increased cost of sales of $1 million and higher product development costs of $1 million.


EQUITY RESULTS

      Net loss on equity investments totaled $14 million in the first quarter of 1999, essentially even with the first quarter of 1998. Equity losses relate primarily to Internet activities and Tribune's ownership interest in the growing WB Network.


OTHER

      Interest expense for the 1999 first quarter increased 10% to $23 million from $21 million last year due to higher average debt levels resulting from stock repurchases. Interest income for the 1999 first quarter was $1.5 million compared with $1.4 million last year. The effective tax rate was 39.5% and 40.4% for the 1999 and 1998 first quarters, respectively, excluding the non-recurring items.

LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

      Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by operations in the first quarter decreased to $187 million in 1999 from $201 million in 1998 as higher net income was more than offset by changes in working capital. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt.

      Net cash provided by investments totaled $31 million in the first quarter of 1999 as the Company received $95 million in gross proceeds from the sales of investments while spending $69 million for acquisitions and investments.

      Net cash used for financing activities in the 1999 first quarter was $208 million due to the repayments of debt, repurchases of common stock and payment of dividends, partially offset by proceeds from the sales of common stock to employees. In the first quarter of 1999, the Company repurchased 2.0 million shares of its common stock for $130 million. Of this total, the Tribune Stock Compensation Fund ("TSCF") purchased 1.5 million shares from a financial institution for $101 million, or $66.54 per share, which is subject to a market-price adjustment provision. The Company established the TSCF in July 1998 to purchase common stock for the purpose of funding certain existing stock-based compensation plans. At March 28, 1999, the Company had authorization to repurchase an additional $475 million of its common stock. Quarterly dividends on the Company's common stock increased 6% to $.18 per share from $.17 per share in 1998.

    In April 1999, the Company issued 8.0 million of its Exchangeable Subordinated Debentures due 2029 ("PHONES"), for an aggregate principal amount of approximately $1.2 billion. The principal amount was equal to the then current market value of 8.0 million shares of America Online ("AOL") common stock at $157 per share. At maturity, the PHONES will be redeemed at the greater of the then market value of AOL common stock or $157 per PHONES. Interest on the debentures will be paid quarterly at an annual rate of 2%. Proceeds from the issuance of the PHONES will be used for general corporate purposes.

YEAR 2000 COMPLIANCE
--------------------

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

State of Readiness
------------------

Both internal and external resources are being utilized throughout the Company to implement the program, which includes the following overlapping phases: system and equipment inventory and analysis; remediation, testing and implementation; contingency planning; and vendors and investments. The Company expects that its internal operational and financial reporting systems and equipment will be substantially Year 2000 compliant by June 30, 1999. None of the Company's other significant information technology projects has been delayed as a result of the Company's Year 2000 compliance efforts.

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

Remediation, Testing and Implementation -- The remediation, testing and implementation phase consists of determining and implementing a remediation method (upgrade, replace or discontinue) for date-sensitive items. The remediated item is tested and returned to normal operations when compliant. Testing for significant systems may include functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. A separate Year 2000 mainframe environment has been created to test all operating system software and program product software. This Year 2000 environment is designed to accomplish "end to end" testing of the larger systems applications and to validate interface communications between systems applications. The Company is also performing its own tests of mission critical vendor-provided systems and equipment, even if vendor certification of Year 2000 compliance has been received. The Company is working with the manufacturers of its affected systems and other outside vendors to implement required upgrades. The Company has also identified vendors from whom the Company can procure new systems and equipment to replace non-compliant systems and equipment. The Company expects to be substantially complete with this phase by June 30, 1999, except for certain recently acquired companies which are expected to be Year 2000 compliant by August 31, 1999.

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

Vendors and Investments -- Vendor management consists of assessing vendor readiness, and if necessary, identifying alternate channels to receive critical materials and/or supplies. The Company has initiated formal communications with its vendors through an assessment survey. For critical vendors, including utilities, banks, newsprint and ink suppliers and a satellite provider, site visits have been completed. In the event that satisfactory commitments from key suppliers are not received, the Company is forming plans for the continuing availability of critical materials and supplies through alternate channels. In general, the Company is comfortable with the progress made by critical vendors to date and no critical issues have been identified, except for a general concern with the utilities industry as alternative suppliers may not be available. Tribune is also assessing Year 2000 compliance of the companies in its venture investment portfolio. Tribune will continue to monitor information provided by these companies regarding their progress toward remediation of Year 2000 issues.


Risks
-----

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


Costs
-----

The Company does not currently expect that the costs of addressing the Year 2000 issue will have a material effect on the consolidated financial position or results of operations of the Company. Year 2000 compliance costs are expensed as incurred and are funded through operating cash flow. The Company currently estimates total expenses to range from $20 to $25 million, of which $11 million was incurred through March 28, 1999.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.
         ---------------------------------------------------------

     The following represents an update of the Company's market sensitive financial information. This information should be read in conjunction with Item 7A of the Company's 1998 Form 10-K.

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

     The following analysis presents the hypothetical change in the fair value of the Company's common stock investments in publicly traded companies assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock's price. At March 28, 1999, this analysis excludes 4.6 million shares of The Learning Company common stock related to the Company's Debt Exchangeable for Common Stock securities. See Note 6 to the Company's Consolidated Financial Statements in the 1998 Annual Report to Shareholders for further discussion. This analysis also excludes one million shares of America Online ("AOL") common stock related to a one-year hedge transaction. See Note 7 to the Company's Condensed Consolidated Financial Statements in this Form 10-Q for further discussion.

                             Valuation of Investments                              Valuation of Investments
                           Assuming Indicated Decrease                           Assuming Indicated Increase
                              in Each Stock's Price                                 in Each Stock's Price
                        ----------------------------------   Mar. 28, 1999   ----------------------------------
(In thousands)             -30%        -20%        -10%       Fair Value        +10%        +20%        +30%
                        ----------  ----------  ----------   -------------   ----------  ----------  ----------
Common stock
   investments in
   public companies     $1,094,800  $1,251,200  $1,407,600   $1,564,000 (1)  $1,720,400  $1,876,800  $2,033,200
----
(1) Includes 10 million shares of AOL common stock valued at $1,255,000.



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

                           PART II. OTHER INFORMATION


Item 4.  Submission of Matters to a Vote of Security Holders.
         ---------------------------------------------------

        (a) The Company held its annual meeting of shareholders on May 4, 1999.

        (b) No answer required.

        (c) Proposal 1 involved the election of four directors to serve until the 2002 Annual Meeting. Those directors and the voting results were as follows:

                                           Votes          Votes
                                           "For"       "Withheld"
                                        -----------    ----------
               Kristie Miller           117,029,631     1,605,230
               Donald H. Rumsfeld       117,491,312     1,143,549
               Patrick G. Ryan          117,551,967     1,082,894
               Dudley S. Taft           117,714,446       920,415

            Proposal 2 involved the ratification of the selection of PricewaterhouseCoopers LLP to serve as the Company's independent accountants for 1999. The voting results were as follows:

                                           Votes          Votes         Votes
                                           "For"        "Against"    "Abstained"
                                        -----------    ----------    -----------
                                        117,812,638       443,738       378,485

        (d) Not applicable.

Item 5.  Other Information.
         -----------------

        The computation of the ratios of earnings to fixed charges, filed herewith as Exhibit 12, is incorporated herein by reference.


Item 6.  Exhibits and Reports on Form 8-K.
         --------------------------------

        (a) Exhibits.

            12 - Computation of ratios of earnings to fixed charges.

        (b) Reports on Form 8-K.

            No reports on Form 8-K were filed in the first quarter of 1999.

                                    SIGNATURE



      Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRIBUNE COMPANY
                                    (Registrant)



Date:  May 11, 1999             /s/ R. Mark Mallory
                                    ---------------
                                    R. Mark Mallory
                                    Vice President and Controller
                                    (on behalf of the Registrant
                                    and as Chief Accounting Officer)