Form 10-K/A
period 1998-12-27
TRIBUNE CO
filed 1999-06-25
CIK 726513

================================================================================

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



        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No __.

        Indicate by check mark if disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        Aggregate market value of the Company's voting and non-voting common equity held by non-affiliates on June 18, 1999, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $8,228,000,000.

        At June 18, 1999 there were 118,591,079 shares of the Company's Common Stock outstanding.

        The following documents are incorporated by reference, in part:

             1998 Annual Report to Shareholders (Parts I and II, to the extent described therein).

             Definitive Proxy Statement for the May 4, 1999 Annual Meeting of Shareholders (Part III, to the extent described therein).

================================================================================

                                    SIGNATURE



        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for 1998 as set forth in the pages attached hereto:

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





                                    TRIBUNE COMPANY
                                    (Registrant)




Date:  June 24, 1999                /s/ R. Mark Mallory
                                    -------------------
                                    R. Mark Mallory
                                    Vice President and Controller
                                    (on behalf of the Registrant and as
                                    chief accounting officer)