Form 10-Q
period 1999-06-27
TRIBUNE CO
filed 1999-08-10
CIK 726513

--------------------------------------------------------------------------------


                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended June 27, 1999

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       At August 6, 1999 there were 118,513,436 shares outstanding of the Company's Common Stock (without par value).



--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION


Item 1.  Financial Statements.
         --------------------

                        TRIBUNE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                   (Unaudited)

                                                                   Second Quarter Ended                   First Half Ended
                                                              -------------------------------     -------------------------------
                                                              June 27, 1999     June 28, 1998     June 27, 1999     June 28, 1998
                                                              -------------     -------------     -------------     -------------
Operating Revenues.........................................      $  836,911          $785,584        $1,556,770        $1,458,277

Operating Expenses.........................................
Cost of sales (exclusive of items shown below).............         375,297           361,182           712,733           684,313
Selling, general and administrative........................         190,785           173,325           365,007           331,566
Depreciation and amortization of
     intangible assets.....................................          55,984            48,414           108,020            95,683
                                                                 ----------          --------        ----------        ----------
Total operating expenses...................................         622,066           582,921         1,185,760         1,111,562
                                                                 ----------          --------        ----------        ----------

Operating Profit...........................................         214,845           202,663           371,010           346,715

Net loss on equity investments.............................          (2,891)           (7,540)          (17,103)          (21,865)
Interest income............................................          13,083             1,339            14,584             2,780
Interest expense...........................................         (30,571)          (20,890)          (53,758)          (42,030)
Gain on reclassification of investments....................       1,095,976                 -         1,095,976                 -
Gain on change in fair value of derivatives
     and related investments...............................         171,433                 -           171,433                 -
Gain on sales of subsidiaries and investments,
     net of write-downs....................................               -            85,800           444,927            93,099
                                                                 ----------          --------        ----------        ----------

Income Before Income Taxes.................................       1,461,875           261,372         2,027,069           378,699
Income taxes...............................................        (573,827)         (113,724)         (795,759)         (160,974)
                                                                 ----------          --------        ----------        ----------

Income Before Cumulative Effect of
     Change in Accounting Principle........................         888,048           147,648         1,231,310           217,725
Cumulative effect of change in accounting
     principle, net of tax (See Note 5)....................          (3,060)                -            (3,060)                -
                                                                 ----------          --------        ----------        ----------
Net Income.................................................         884,988           147,648         1,228,250           217,725
Preferred dividends, net of tax............................          (4,660)           (4,696)           (9,319)           (9,391)
                                                                 ----------          --------        ----------        ----------
Net Income Attributable to Common Shares...................      $  880,328          $142,952        $1,218,931        $  208,334
                                                                 ==========          ========        ==========        ==========

Earnings Per Share (See Note 2):
Basic:
     Before cumulative effect of change in
       accounting principle................................           $7.46             $1.17            $10.30             $1.70
     Cumulative effect of accounting change, net...........            (.03)                -              (.03)                -
                                                                      -----             -----            ------             -----
     Net income............................................           $7.43             $1.17            $10.27             $1.70
                                                                      =====             =====            ======             =====

Diluted:
     Before cumulative effect of change in
       accounting principle................................           $6.77             $1.07            $ 9.37             $1.57
     Cumulative effect of accounting change, net...........            (.02)                -              (.02)                -
                                                                      -----             -----            ------             -----
     Net income............................................           $6.75             $1.07            $ 9.35             $1.57
                                                                      =====             =====            ======             =====

Dividends per common share.................................           $ .18             $ .17            $  .36             $ .34
                                                                      =====             =====            ======             =====

See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                                 June 27, 1999       December 27, 1998
                                                                                 -------------       -----------------
                                                                                  (Unaudited)
ASSETS
Current assets
Cash and cash equivalents......................................................     $1,092,080              $   12,433
Investments....................................................................        102,750                       -
Accounts receivable, net.......................................................        570,077                 555,229
Inventories....................................................................        108,442                  99,005
Broadcast rights...............................................................        188,884                 232,394
Prepaid expenses and other.....................................................         60,319                  46,068
                                                                                    ----------              ----------
Total current assets...........................................................      2,122,552                 945,129

Property, plant and equipment..................................................      1,728,835               1,664,526
Accumulated depreciation.......................................................     (1,026,441)               (987,791)
                                                                                    ----------              ----------
Net properties.................................................................        702,394                 676,735

Broadcast rights...............................................................        143,081                 207,757
Intangible assets, net.........................................................      3,044,845               2,703,993
America Online stock related to PHONES debt....................................        822,000                 546,500
Other investments..............................................................        799,328                 703,479
Other assets...................................................................        177,102                 151,977
                                                                                    ----------              ----------
Total assets...................................................................     $7,811,302              $5,935,570
                                                                                    ==========              ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year.............................................     $   29,722              $   29,905
Contracts payable for broadcast rights.........................................        217,518                 260,264
Deferred income ...............................................................         84,305                  55,097
Income taxes...................................................................         47,934                  59,607
Accounts payable, accrued expenses and other current liabilities...............        411,039                 423,257
                                                                                    ----------              ----------
Total current liabilities......................................................        790,518                 828,130

PHONES debt related to America Online stock....................................        907,500                       -
Other long-term debt...........................................................      1,471,611               1,616,256
Deferred income taxes..........................................................      1,119,567                 701,778
Contracts payable for broadcast rights.........................................        199,399                 268,099
Compensation and other obligations.............................................        184,733                 164,690
                                                                                    ----------              ----------
Total liabilities..............................................................      4,673,328               3,578,953

Shareholders' equity
Series B convertible preferred stock...........................................        281,093                 293,203
Common stock and additional paid-in capital....................................        174,905                 210,492
Retained earnings..............................................................      3,995,396               2,819,474
Treasury stock (at cost).......................................................     (1,430,641)             (1,414,661)
Treasury stock held by Tribune Stock Compensation Fund (at cost)...............        (78,787)                (26,602)
Unearned compensation related to ESOP..........................................       (156,495)               (156,495)
Accumulated other comprehensive income.........................................        352,503                 631,206
                                                                                    ----------              ----------
Total shareholders' equity.....................................................      3,137,974               2,356,617
                                                                                    ----------              ----------
Total liabilities and shareholders' equity.....................................     $7,811,302              $5,935,570
                                                                                    ==========              ==========

See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)

                                                                                        First Half Ended
                                                                                -------------------------------
                                                                                June 27, 1999     June 28, 1998
                                                                                -------------     -------------
Operations
Net income....................................................................     $1,228,250          $217,725
Adjustments to reconcile net income to net cash
  provided by operations:
    Gain on reclassification of investments...................................     (1,095,976)                -
    Gain on change in fair value of derivatives
       and related investments................................................       (171,433)                -
    Gain on sales of subsidiaries and investments, net of write-downs.........       (444,927)          (93,099)
    Cumulative effect of accounting change, net...............................          3,060                 -
    Depreciation and amortization of intangible assets........................        108,020            95,683
    Deferred income taxes.....................................................        609,947            19,943
    Other, net................................................................        (58,051)           30,024
                                                                                   ----------          --------
Net cash provided by operations...............................................        178,890           270,276
                                                                                   ----------          --------

Investments
Capital expenditures..........................................................        (58,046)          (55,502)
Acquisitions and investments..................................................       (104,297)         (110,226)
Proceeds from sales of investments............................................         95,445            14,738
Net (increase) decrease in advances to investee...............................         52,706           (10,547)
Other, net....................................................................          2,106            (6,681)
                                                                                   ----------          --------
Net cash used for investments.................................................        (12,086)         (168,218)
                                                                                   ----------          --------

Financing
Net proceeds from issuance of PHONES debt.....................................      1,230,880                 -
Proceeds from issuance of other long-term debt................................              -            34,871
Repayments of long-term debt..................................................       (151,265)           (3,183)
Sales of common stock to employees, net.......................................         36,676            22,224
Purchases of treasury stock...................................................        (37,014)         (131,751)
Purchases of treasury stock by Tribune Stock Compensation Fund................       (114,106)                -
Dividends.....................................................................        (52,328)          (50,891)
                                                                                   ----------          --------
Net cash provided by (used for) financing.....................................        912,843          (128,730)
                                                                                   ----------          --------

Net increase (decrease) in cash and cash equivalents..........................      1,079,647           (26,672)

Cash and cash equivalents at the beginning of year............................         12,433            66,618
                                                                                   ----------          --------

Cash and cash equivalents at the end of quarter...............................     $1,092,080          $ 39,946
                                                                                   ==========          ========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

Note 1:
------

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the "Company" or "Tribune") as of June 27, 1999 and the results of their operations for the quarters and first halves ended June 27, 1999 and June 28, 1998 and cash flows for the first halves ended June 27, 1999 and June 28, 1998. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 1999 presentation. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included by reference in the Company's Annual Report on Form 10-K.


Note 2:
------

     The computations of basic and diluted earnings per share were as follows:

                                                             Second Quarter Ended                 First Half Ended
                                                        ------------------------------     ------------------------------
(In thousands, except per share data)                   June 27, 1999    June 28, 1998     June 27, 1999    June 28, 1998
                                                        -------------    -------------     -------------    -------------
BASIC
Net income..........................................         $884,988         $147,648        $1,228,250         $217,725
Preferred dividends, net of tax.....................           (4,660)          (4,696)           (9,319)          (9,391)
                                                             --------         --------        ----------         --------
Net income attributable to common shares............         $880,328         $142,952        $1,218,931         $208,334
                                                             --------         --------        ----------         --------

Weighted average common shares
  outstanding.......................................          118,441          122,139           118,699          122,356
                                                             --------         --------        ----------         --------

Basic earnings per share............................         $   7.43         $   1.17        $    10.27         $   1.70
                                                             ========         ========        ==========         ========

DILUTED
Net income..........................................         $884,988         $147,648        $1,228,250         $217,725
Additional ESOP contribution required
  assuming all preferred shares were
  converted, net of tax.............................           (3,063)          (3,188)           (6,125)          (6,377)
                                                             --------         --------        ----------         --------
Adjusted net income.................................         $881,925         $144,460        $1,222,125         $211,348
                                                             --------         --------        ----------         --------

Weighted average common shares
  outstanding.......................................          118,441          122,139           118,699          122,356
Assumed conversion of preferred shares
  into common shares................................           10,261           10,715            10,261           10,715
Assumed exercise of stock options, net of
  common shares assumed repurchased
  with the proceeds.................................            2,025            1,834             1,700            1,845
                                                             --------         --------        ----------         --------
Adjusted weighted average common shares
  outstanding.......................................          130,727          134,688           130,660          134,916
                                                             --------         --------        ----------         --------

Diluted earnings per share..........................         $   6.75         $   1.07        $     9.35         $   1.57
                                                             ========         ========        ==========         ========


     Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the assumption that all of the convertible preferred shares held by the Company's Employee Stock Ownership Plan are converted into common shares.

     On July 27, 1999, the Company's board of directors approved a two-for-one stock split. One share of common stock will be distributed on September 9, 1999 for each share owned by holders of record at the close of business on August 19, 1999. As a result of the stock split, basic earnings per share will be restated to $3.72 and $.59 for the 1999 and 1998 second quarters, respectively, and to $5.14 and $.85 for the 1999 and 1998 first halves, respectively. Diluted earnings per share will be restated to $3.37 and $.54 for the 1999 and 1998 second quarters, respectively, and to $4.68 and $.78 for the 1999 and 1998 first halves, respectively.


Note 3:
------

     Inventories consist of (in thousands):

                                               June 27, 1999    Dec. 27, 1998
                                               -------------    -------------
Finished goods..............................       $ 80,729           $74,631
Newsprint (at LIFO).........................         13,854            12,207
Supplies and other..........................         13,859            12,167
                                                   --------           -------

Total inventories...........................       $108,442           $99,005
                                                   ========           =======


     Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $7.0 million at June 27, 1999 and $9.9 million at December 27, 1998. Finished goods primarily include books and supplemental educational materials.


Note 4:
------

     In April 1999, the Company issued 8.0 million of its Exchangeable Subordinated Debentures due 2029 ("PHONES"), for an aggregate principal amount of over $1.2 billion. The principal amount equaled the value of 8.0 million shares of America Online ("AOL") common stock at the closing price of $157 per share on April 7, 1999. The Company will continue to own the AOL stock. At maturity, the PHONES will be redeemed at the greater of the then market value of AOL common stock or $157 per PHONES. Interest on the debentures is paid quarterly at an annual rate of 2%.

     During the first quarter of 1999, the Company entered into a one-year hedge transaction ("AOL collar") with respect to 1.0 million shares of its AOL common stock investment. The AOL collar locked in the value of these shares within the price range of $92 - $106 per share. Since this transaction will settle in the first quarter of 2000, the value of these shares under the collar is classified as a current asset in the balance sheet at June 27, 1999.

Note 5:
------

     The second quarters and first halves of both 1999 and 1998 included several non-operating items. Non-operating items and the cumulative effect of the accounting change in the 1999 second quarter resulted in a net pretax gain of approximately $1.3 billion, or $5.87 per diluted share, in the 1999 second quarter and approximately $1.7 billion, or $7.94 per diluted share, in the 1999 first half. Non-operating items resulted in a net pretax gain of $86 million, or $.32 per diluted share, in the 1998 second quarter and $93 million, or $.35 per diluted share, in the 1998 first half.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company has elected early adoption of FAS 133 as of the beginning of the 1999 second quarter. FAS 133 requires that all derivative instruments be recorded in the balance sheet at fair value. The provisions of FAS 133 affected the Company's accounting for its 8.0 million PHONES, its 4.6 million Debt Exchangeable for Common Stock securities ("DECS") and its AOL collar for 1.0 million shares.

     Prior to the adoption of FAS 133, changes in the fair value of the Company's 8.0 million of AOL shares and 5.5 million of Mattel shares related to the PHONES and DECS, respectively, had been recorded in the accumulated other comprehensive income component of shareholders' equity in the Company's balance sheet, as these securities had been classified as available-for-sale. With the adoption of FAS 133, the 8.0 million shares of AOL common stock and the 5.5 million shares of Mattel common stock were reclassified to trading securities. As a result of this change in classification, the Company was required, under the provisions of FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," to recognize pretax gains totaling approximately $1.1 billion in its second quarter 1999 statement of income, which added $5.09 to diluted earnings per share. These gains represented the unrealized market appreciation on these investments through the end of the 1999 first quarter. Beginning in the second quarter of 1999, the Company is recording subsequent changes in the fair value of these investments in the statement of income.

     Under the provisions of FAS 133, the initial value of the PHONES and the DECS were each split into a debt component and a derivative component. Changes in the fair value of the derivative component of the PHONES and DECS are recorded in the statement of income. Changes in the fair value of the related AOL and Mattel shares should at least partially offset changes in the fair value of the derivative component of the PHONES and the DECS, respectively. There may be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES, DECS and the related AOL and Mattel shares. The
1.0 million shares of AOL common stock related to the AOL collar are classified as available-for-sale securities, with the unrealized gain or loss on these shares reported in the accumulated other comprehensive income component of shareholders' equity. Changes in the AOL collar's time value are recorded in the Company's statement of income.

     During the 1999 second quarter, the change in fair value of the derivative component of the PHONES resulted in a pretax gain of $350 million, which was partially offset by a $184 million pretax loss resulting from the change in fair value of the related AOL trading shares. The net change in the fair values of the derivative component of the PHONES and the related AOL shares resulted in a non-cash pretax gain of $166 million, which increased diluted earnings per share by $.77. During the second quarter of 1999, the total changes in the fair values of the Company's derivatives, net of changes in the fair value of the related shares, resulted in a net pretax gain of $171 million, which increased diluted earnings per share by $.80.

     The second quarter of 1999 also included a $3 million after-tax loss, or $.02 per diluted share, representing the cumulative effect of adopting FAS 133 as of the beginning of the second quarter. This cumulative effect resulted from adjusting the DECS and the AOL collar derivatives to their fair values as of March 28, 1999.

     In August 1998, the Company reached an agreement with Meredith Corporation to acquire the assets of television station KCPQ-Seattle in exchange for the assets of the Company's WGNX-Atlanta television station and cash. In March 1999 and in a three-way transaction, Meredith purchased KCPQ from Kelly Television Co. and then exchanged the station for WGNX. The divestiture of WGNX was accounted for as a sale and the acquisition of KCPQ was recorded as a purchase. The Company recorded the assets of KCPQ at fair market value and recognized a pretax gain of $348 million, which increased diluted earnings per share by $1.61. Federal Communications Commission ("FCC") regulations in effect at the time the exchange transaction was consummated precluded the Company from owning both KCPQ and the Company's KTWB-Seattle (formerly KTZZ) television station. As part of the transaction, the Company transferred the assets of KTWB into a disposition trust. Pursuant to the terms of the disposition trust, an independent trustee is charged with finding a buyer for KTWB. However, on August 5, 1999, the FCC adopted changes to its rules that appear to permit the Company to own both stations.

     Also in March 1999, the Company sold one million shares of America Online common stock for $95 million in cash, resulting in a pretax gain of $95 million and increasing diluted earnings per share by $.45.

     In June 1998, the Company completed the exchange of its WQCD radio station in New York and cash for the assets of television stations KTWB-Seattle and WXMI-Grand Rapids, Mich. The divestiture of WQCD was accounted for as a sale and the acquisition of the television stations was recorded as a purchase. The transaction resulted in a pretax gain of $85 million, or $.32 per diluted share. The Company also sold certain other investments and recorded certain investment write-downs in the second quarter of 1998, and sold an investment in the first quarter of 1998.


Note 6:
------

     In February 1999, the Company acquired JDTV, Inc., a distributor of television listings information to the cable and satellite television industries. In March 1999, the Company acquired the assets of television station KCPQ-Seattle, with a fair value of approximately $380 million, in exchange for its WGNX-Atlanta television station and cash.

     In June 1998, the Company acquired the assets of television stations KTWB-Seattle and WXMI-Grand Rapids, with a fair value of approximately $179 million, in exchange for its WQCD radio station in New York and cash. In September 1998, the Company purchased Sun-Sentinel Community News Group (formerly South Florida Newspaper Network Inc.), a publisher of weekly newspapers in South Florida.

     The acquisitions are being accounted for by the purchase method, and accordingly, the results of operations of the companies have been included in the consolidated financial statements since their respective dates of acquisition.


Note 7:
------

     In March 1997, the Company acquired Renaissance Communications Corp., a publicly traded company that owned six television stations. The stations acquired included WBZL-Miami, WTIC-Hartford and WPMT-Harrisburg. The FCC order granting the Company's application to acquire the Renaissance stations contained waivers of two FCC rules. First, the FCC temporarily waived its duopoly rule relating to the overlap of WTIC's and WPMT's broadcast signals with those of other Tribune stations. The temporary waivers were granted subject to the outcome of pending FCC rulemaking that is likely to make such duopoly waivers unnecessary, as on August 5, 1999, the FCC adopted changes to its rules that appear to permit the Company to own both stations. Second, the FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the Miami television station and the Fort Lauderdale Sun-Sentinel newspaper. The FCC subsequently issued a rule review to consider modifying its cross-ownership rule. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both the Miami television station and the Sun-Sentinel newspaper until the rule review has concluded. The Company cannot predict the outcome of the FCC cross-ownership rule review.


Note 8:
------

     Other comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Approximately three million AOL shares are currently classified as available-for-sale. Prior to the adoption of FAS 133, changes in the fair value of the Company's 5.5 million Mattel shares, net of the change in the current maturity value of the Company's related DECS securities, and all of the Company's AOL shares were recorded in accumulated other comprehensive income, as the Mattel and AOL securities had been classified as available-for-sale. With the adoption of FAS 133 as of the beginning of the 1999 second quarter, 8.0 million of the AOL shares and all of the Mattel shares were reclassified to trading securities. As a result of this reclassification and the adoption of FAS 133, beginning in the 1999 second quarter, changes in the fair value of the 8.0 million AOL shares and 5.5 million Mattel shares, net of the changes in the fair value of the related derivative components of the PHONES and DECS, are recorded in the Company's statement of income. The Company's comprehensive income was as follows (in thousands):

                                                            Second Quarter Ended                First Half Ended
                                                        -----------------------------     -----------------------------
                                                        June 27, 1999   June 28, 1998     June 27, 1999   June 28, 1998
                                                        -------------   -------------     -------------   -------------
Net income..........................................       $  884,988        $147,648        $1,228,250        $217,725

Net foreign currency translation adjustment.........              475               -             1,145               -

Unrealized holding gain (loss) on marketable
  securities:
    Arising during the period, before tax...........         (133,672)        165,262           719,024         307,003
    Less:  adjustment for gain on sales of
       investments included in net income...........                -          (4,832)          (94,840)        (12,131)
    Less:  adjustment for gain on
       reclassification of investments
       included in net income.......................       (1,095,976)              -        (1,095,976)              -
                                                           ----------        --------        ----------        --------
    Unrealized gain (loss), before tax..............       (1,229,648)        160,430          (471,792)        294,872
    Income taxes....................................          467,635         (62,929)          191,944        (115,663)
                                                           ----------        --------        ----------        --------
    Net unrealized gain (loss) on securities........         (762,013)         97,501          (279,848)        179,209
                                                           ----------        --------        ----------        --------

Net other comprehensive income (loss)...............         (761,538)         97,501          (278,703)        179,209
                                                           ----------        --------        ----------        --------

Comprehensive income................................       $  123,450        $245,149        $  949,547        $396,934
                                                           ==========        ========        ==========        ========

Note 9:
------

     Financial data for each of the Company's business segments is as follows (in thousands):

                                                  Second Quarter Ended                First Half Ended
                                             ------------------------------     ------------------------------
                                             June 27, 1999    June 28, 1998     June 27, 1999    June 28, 1998
                                             -------------    -------------     -------------    -------------
Operating revenues:
  Publishing..............................        $394,906         $377,311        $  786,721       $  749,819
  Broadcasting and Entertainment..........         348,811          322,633           612,634          562,991
  Education...............................          93,194           85,640           157,415          145,467
                                                  --------         --------        ----------       ----------

Total operating revenues..................        $836,911         $785,584        $1,556,770       $1,458,277
                                                  ========         ========        ==========       ==========

Operating profit:
  Publishing..............................        $103,845         $100,440        $  206,638       $  199,460
  Broadcasting and Entertainment..........         105,859           97,814           168,833          152,286
  Education...............................          14,595           13,321            13,529           12,625
  Corporate expenses......................          (9,454)          (8,912)          (17,990)         (17,656)
                                                  --------         --------        ----------       ----------

Total operating profit....................        $214,845         $202,663        $  371,010       $  346,715
                                                  ========         ========        ==========       ==========


                                             June 27, 1999         Dec. 27, 1998
                                             -------------         -------------
Assets:
  Publishing..............................      $  852,196            $  800,853
  Broadcasting and Entertainment..........       3,404,465             3,148,814
  Education...............................         820,828               782,438
  Corporate...............................       2,733,813             1,203,465
                                                ----------            ----------

Total assets..............................      $7,811,302            $5,935,570
                                                ==========            ==========


    The assets of the broadcasting and entertainment segment increased by approximately $256 million during the first half of 1999, largely due to the acquisition of KCPQ-Seattle in March 1999. Also, corporate assets rose by approximately $1.5 billion in the 1999 first half, mainly due to cash proceeds received from the issuance of the PHONES and increases in the fair market value of the Company's investment portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

     The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the second quarter and first half of 1999 to the second quarter and first half of 1998.


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


SIGNIFICANT EVENTS
------------------

ACQUISITIONS

     In February 1999, the Company acquired JDTV, Inc., a distributor of television listings information to the cable and satellite television industries. In March 1999, the Company acquired the assets of television station KCPQ-Seattle, with a fair value of approximately $380 million, in exchange for the assets of its WGNX-Atlanta television station and cash.

     In June 1998, the Company acquired the assets of television stations KTWB-Seattle and WXMI-Grand Rapids, with a fair value of approximately $179 million, in exchange for its WQCD radio station in New York and cash. In September 1998, the Company purchased Sun-Sentinel Community News Group (formerly South Florida Newspaper Network Inc.), a publisher of weekly newspapers in South Florida.

     The operating results of these acquired businesses have been included in the consolidated financial statements since their respective dates of acquisition.

NON-OPERATING ITEMS

     The second quarters and first halves of both 1999 and 1998 included several non-operating items. Non-operating items and the cumulative effect of accounting change in the 1999 second quarter resulted in a net pretax gain of approximately $1.3 billion, or $5.87 per diluted share, in the 1999 second quarter and approximately $1.7 billion, or $7.94 per diluted share, in the 1999 first half. Non-operating items resulted in a net pretax gain of $86 million, or $.32 per diluted share, in the 1998 second quarter and $93 million, or $.35 per diluted share, in the 1998 first half.

     In April 1999, the Company issued 8.0 million of its Exchangeable Subordinated Debentures due 2029 ("PHONES"), for an aggregate principal amount of over $1.2 billion. The principal amount equaled the value of 8.0 million shares of America Online ("AOL") common stock at the closing price of $157 per share on April 7, 1999.

     The Company elected early adoption of Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," as of the beginning of the 1999 second quarter. FAS 133 requires that all derivative instruments be recorded in the balance sheet at fair value. The provisions of FAS 133 affected the Company's accounting for its 8.0 million PHONES, its 4.6 million Debt Exchangeable for Common Stock securities ("DECS") and its AOL collar for 1.0 million shares.

     Prior to the adoption of FAS 133, changes in the fair value of the Company's 8.0 million of AOL shares and 5.5 million of Mattel shares related to the PHONES and DECS, respectively, had been recorded in the accumulated other comprehensive income component of shareholders' equity in the Company's balance sheet, as these securities had been classified as available-for-sale. With the adoption of FAS 133, the 8.0 million shares of AOL common stock and the 5.5 million shares of Mattel common stock were reclassified to trading securities. As a result of this change in classification, the Company was required, under the provisions of FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," to recognize pretax gains totaling approximately $1.1 billion in its second quarter 1999 statement of income, which added $5.09 to diluted earnings per share. These gains represented the unrealized market appreciation on these investments through the end of the 1999 first quarter. Beginning in the second quarter of 1999, the Company is recording subsequent changes in the fair value of these investments in the statement of income.

     Under the provisions of FAS 133, the initial value of the PHONES and the DECS were each split into a debt component and a derivative component. Changes in the fair value of the derivative component of the PHONES and DECS are recorded in the statement of income. Changes in the fair value of the related AOL and Mattel shares should at least partially offset changes in the fair value of the derivative component of the PHONES and the DECS, respectively. There may be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES, DECS and the related AOL and Mattel shares. The
1.0 million shares of AOL common stock related to the AOL collar are classified as available-for-sale securities, with the unrealized gain or loss on these shares reported in the accumulated other comprehensive income component of shareholders' equity. Changes in the AOL collar's time value are recorded in the Company's statement of income.

     During the 1999 second quarter, the change in fair value of the derivative component of the PHONES resulted in a pretax gain of $350 million, which was partially offset by a $184 million pretax loss resulting from the change in fair value of the related AOL trading shares. The net change in the fair values of the derivative component of the PHONES and the related AOL shares resulted in a non-cash pretax gain of $166 million, which increased diluted earnings per share by $.77. During the second quarter of 1999, the total changes in the fair values of the Company's derivatives, net of changes in the fair value of the related shares, resulted in a net pretax gain of $171 million, which increased diluted earnings per share by $.80.

      The second quarter of 1999 also included a $3 million after-tax loss, or $.02 per diluted share, representing the cumulative effect of adopting FAS 133 as of the beginning of the second quarter. This cumulative effect resulted from adjusting the DECS and the AOL collar derivatives to their fair values as of March 28, 1999.

     In March 1999, the exchange of the Company's WGNX-Atlanta television station and cash for television station KCPQ-Seattle resulted in a pretax gain of $348 million, which increased diluted earnings per share by $1.61. Also in March 1999, the Company sold one million shares of America Online common stock for $95 million in cash, resulting in a pretax gain of $95 million, which increased diluted earnings per share by $.45.

     In June 1998, the Company completed the exchange of its WQCD radio station in New York and cash for the assets of television stations KTWB-Seattle and WXMI-Grand Rapids, Mich. The divestiture of WQCD was accounted for as a sale and the acquisition of the television stations was recorded as a purchase. The transaction resulted in a pretax gain of $85 million, or $.32 per diluted share. The Company also sold certain other investments and recorded certain investment write-downs in the second quarter of 1998, and sold an investment in the first quarter of 1998.


RESULTS OF OPERATIONS
---------------------

     The results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. In both publishing and broadcasting and entertainment, second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising while the fourth quarter includes advertising related to the holiday season. In education, second and third quarter revenues are typically higher than first and fourth quarter revenues. Results for the second and third quarters generally reflect the timing of sales to educational institutions for the upcoming school year, which begins in September. Results for the 1999 and 1998 second quarters reflect these seasonal patterns.

CONSOLIDATED

     The Company's consolidated operating results for the second quarter and first half of 1999 and 1998 and the percentage changes from 1998 were as follows:

                                                             Second Quarter                   First Half
(Dollars in millions,                                  --------------------------     ---------------------------
except per share amounts)                                1999      1998    Change       1999      1998     Change
                                                       ------    ------    ------     ------    ------     ------
Operating revenues.................................    $  837      $786      + 7%     $1,557    $1,458       + 7%
Operating profit...................................       215       203      + 6%        371       347       + 7%

Non-operating items:
  Gain on reclassification of investments..........     1,096         -        *       1,096         -         *
  Gain on change in fair value of derivatives
    and related investments........................       171         -        *         171         -         *
  Gain on sales of subsidiaries and
    investments, net of write-downs................         -        86        *         445        93         *
                                                       ------     -----               ------    ------
  Total............................................     1,267        86        *       1,712        93         *

Net income:
  Before non-operating items.......................       118       105      +13%        191       170       +12%
                                                       ------     -----               ------    ------

  Before accounting change.........................       888       148        *       1,231       218         *
  Cumulative effect of accounting change, net......        (3)        -        *          (3)        -         *
                                                       ------     -----               ------    ------
  Net income.......................................       885       148        *       1,228       218         *

Diluted earnings per share:
  Before non-operating items.......................       .88       .75      +17%       1.41      1.22       +16%
                                                       ------     -----               ------    ------

  Before accounting change.........................      6.77      1.07        *        9.37      1.57         *
  Cumulative effect of accounting change, net......      (.02)        -        *        (.02)        -         *
                                                       ------     -----               ------    ------
  Net income.......................................      6.75      1.07        *        9.35      1.57         *

*Not meaningful


Earnings Per Share -- Diluted earnings per share for the 1999 second quarter rose to $.88, up 17% from $.75 last year, excluding non-operating items. For the first half of 1999, diluted earnings per share increased 16% to $1.41 from $1.22 in 1998, excluding non-operating items. The improvements were primarily due to operating profit gains at all three business segments, reduced equity losses and fewer shares outstanding. Including non-operating items and the cumulative effect of the change in accounting to FAS 133, diluted earnings per share was $6.75 in the second quarter of 1999, compared to $1.07 in the second quarter of 1998, and $9.35 in the first half of 1999, compared to $1.57 in the first half of 1998.

Operating Revenues and Profit -- The Company's consolidated operating revenues, EBITDA (operating profit before depreciation, amortization, equity results and non-operating items) and operating profit by business segment for the second quarter and first half were as follows:

                                                     Second Quarter                  First Half
                                                ------------------------     --------------------------
(Dollars in millions)                            1999     1998    Change       1999      1998    Change
                                                -----    -----    ------     ------    ------    ------
Operating revenues
  Publishing................................     $395     $377      + 5%     $  787    $  750      + 5%
  Broadcasting and Entertainment............      349      323      + 8%        613       563      + 9%
  Education.................................       93       86      + 9%        157       145      + 8%
                                                 ----     ----               ------    ------
Total operating revenues....................     $837     $786      + 7%     $1,557    $1,458      + 7%

EBITDA*
  Publishing................................     $126     $120      + 5%     $  250    $  238      + 5%
  Broadcasting and Entertainment............      132      119      +10%        219       195      +12%
  Education.................................       22       20      + 9%         27        25      + 6%
  Corporate expenses........................       (9)      (8)     - 7%        (17)      (16)     - 2%
                                                 ----     ----               ------    ------
Total EBITDA................................     $271     $251      + 8%     $  479    $  442      + 8%

Operating profit
  Publishing................................     $104     $101      + 3%     $  207    $  200      + 4%
  Broadcasting and Entertainment............      106       98      + 8%        169       152      +11%
  Education.................................       14       13      +10%         13        13      + 7%
  Corporate expenses........................       (9)      (9)     - 6%        (18)      (18)     - 2%
                                                 ----     ----               ------    ------
Total operating profit......................     $215     $203      + 6%     $  371    $  347      + 7%

* EBITDA is defined as earnings before interest, taxes, depreciation, amortization, equity results and non-operating items. The Company has presented EBITDA because it is comparable to the data provided by other companies in the industry and is a common alternative measure of performance. EBITDA does not represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.


     Consolidated operating revenues for the 1999 second quarter rose 7% to $837 million from $786 million in 1998 and for the first half increased 7% to nearly $1.6 billion from $1.5 billion in 1998, mainly due to recent acquisitions and higher advertising revenues. Excluding acquisitions and divestitures ("on a comparable basis"), revenues were up 3% in the second quarter and 4% in the first half.

     Consolidated operating profit increased 6% in the 1999 second quarter and 7% in the first half, while EBITDA increased 8% in both the second quarter and the first half. Publishing operating profit increased 3% in the 1999 second quarter and 4% in the first half mainly due to lower newsprint prices and acquisitions. Broadcasting and entertainment operating profit grew 8% in the 1999 second quarter and 11% in the first half due to significant growth in television. Education operating profit increased 10% in the second quarter and 7% in the first half. On a comparable basis, consolidated operating profit was up 4% in the second quarter and 6% in the first half, and EBITDA increased 4% in the second quarter and 5% in the first half.

Operating Expenses -- Consolidated operating expenses increased 7% in both the second quarter and first half as follows:

                                                    Second Quarter                 First Half
                                                ----------------------     --------------------------
(Dollars in millions)                           1999    1998    Change       1999      1998    Change
                                                ----    ----    ------     ------    ------    ------
Cost of sales..............................     $375    $361      + 4%     $  713    $  684      + 4%
Selling, general & administrative..........      191     173      +10%        365       332      +10%
Depreciation & amortization
    of intangible assets...................       56      49      +16%        108        96      +13%
                                                ----    ----               ------    ------
Total operating expenses...................     $622    $583      + 7%     $1,186    $1,112      + 7%


     Cost of sales increased 4%, or $14 million, in the 1999 second quarter and increased 4%, or $29 million, in the first half. On a comparable basis, cost of sales increased 1%, or $3 million, in the second quarter and was up 1%, or $8 million, in the first half. The growth in both periods was due to increased compensation expense, higher broadcast rights amortization expense and increased publishing and production costs at the education segment, partially offset by lower newsprint expense. On a comparable basis, compensation expense was up 6%, or $8 million, in the second quarter and 6%, or $13 million, in the first half. Broadcast rights amortization increased 4%, or $3 million, in the second quarter and was up 3%, or $5 million, in the first half. Newsprint and ink expense decreased 18%, or $10 million, in the second quarter and fell 12%, or $14 million, in the first half.

     Selling, general and administrative expenses ("SG&A") were up 10%, or $18 million, in the 1999 second quarter and increased 10%, or $33 million, in the first half. On a comparable basis, SG&A expenses grew 8%, or $12 million, in the second quarter and were up 7%, or $24 million, in the first half due to higher compensation expense, increased Year 2000 compliance costs, higher development costs and increased promotion expenses at the Company's newspapers. On a comparable basis, compensation expense was up 11%, or $8 million, in the second quarter and 9%, or $15 million, in the first half. Year 2000 compliance costs grew $1 million and $5 million in the 1999 second quarter and first half, respectively.

     The increase in depreciation and amortization of intangible assets reflects the acquisitions and capital expenditures made in 1999 and 1998.

PUBLISHING

Operating Revenues and Profit -- The following table presents publishing operating revenues, EBITDA and operating profit for daily newspapers and other publications/services/development for the second quarter and first half. The latter category includes syndication of editorial products, advertising placement services, niche and weekly publications, direct mail operations, cable news programming, distribution of entertainment listings and Internet/electronic products.

                                                       Second Quarter               First Half
                                                   ----------------------     ----------------------
(Dollars in millions)                              1999    1998    Change     1999    1998    Change
                                                   ----    ----    ------     ----    ----    ------
Operating revenues
  Daily newspapers..............................   $351    $354      - 1%     $706    $703        -
  Other publications/
    services/development........................     44      23      +87%       81      47      +73%
                                                   ----    ----               ----    ----
Total operating revenues........................   $395    $377      + 5%     $787    $750      + 5%

EBITDA
  Daily newspapers..............................   $124    $122      + 2%     $246    $241      + 2%
  Other publications/
    services/development........................      2      (2)       *         4      (3)       *
                                                   ----    ----               ----    ----
Total EBITDA....................................   $126    $120      + 5%     $250    $238      + 5%

Operating profit
  Daily newspapers..............................   $105    $104      + 1%     $210    $207      + 1%
  Other publications/
    services/development........................     (1)     (3)     +62%       (3)     (7)     +59%
                                                   ----    ----               ----    ----
Total operating profit..........................   $104    $101      + 3%     $207    $200      + 4%

*Not meaningful


     Publishing operating revenues for the 1999 second quarter increased 5% to $395 million, and for the first half were up 5% to $787 million, principally due to acquisitions and higher general advertising revenues at Chicago and Orlando. Excluding acquisitions, publishing revenues were up 1% in both the second quarter and the first half. Advertising revenues improved 1% in the second quarter and 2% in the first half. Operating profit for the 1999 second quarter grew 3% to $104 million, and for the first half was up 4% to $207 million, mainly from lower newsprint prices and acquisitions. In the second quarter of 1999, daily newspaper operating profit margins rose to 30.0% from 29.4% in 1998 and in the first half increased to 29.7% from 29.4% in 1998.

     Publishing group revenues, by classification, for the second quarter and first half were as follows:

                                     Second Quarter             First Half
                                ----------------------    ----------------------
(Dollars in millions)           1999    1998    Change    1999    1998    Change
                                ----    ----    ------    ----    ----    ------
Advertising
    Retail...................   $115    $114      + 1%    $228    $220      + 4%
    General..................     45      40      +14%      89      77      +15%
    Classified...............    138     140      - 2%     279     285      - 2%
                                ----    ----              ----    ----
Total advertising............    298     294      + 1%     596     582      + 2%
Circulation..................     60      61      - 1%     123     124      - 1%
Other........................     37      22      +64%      68      44      +54%
                                ----    ----              ----    ----
Total revenues...............   $395    $377      + 5%    $787    $750      + 5%

     Retail advertising revenues grew 1% in the second quarter and 4% in the first half, due to the acquisition of Sun-Sentinel Community News Group in September 1998, which offset declines in the hardware and general merchandise categories in Chicago and in the health care, electronics and department store categories in Fort Lauderdale. General advertising revenues were up 14% in the second quarter and 15% in the first half from higher automotive advertising in Chicago, Orlando and Fort Lauderdale, and from increased financial and high-tech advertising in Chicago. Classified advertising decreased 2% in both the second quarter and first half mainly due to declines in Chicago in the help wanted and real estate advertising categories, offset in part by improved automotive advertising.

     Total advertising linage declined 1% in the second quarter while improving 1% in the first half. Full run retail advertising linage decreased 4% in the second quarter and 2% in the first half due to declines in Fort Lauderdale and Orlando. Full run general advertising linage improved 17% in the second quarter and 21% in the first half primarily due to gains in Orlando and Fort Lauderdale. Full run classified advertising linage decreased 1% in the second quarter due to declines in Chicago and Orlando and fell 1% in the first half due to declines in Orlando, Chicago and Fort Lauderdale. Part run advertising linage was down 1% in the second quarter and 2% in the first half due to decreases in Chicago. Preprint advertising linage declined 1% in the second quarter due to decreases in Newport News and Chicago, while improving 5% in the first half mainly due to gains in Chicago and Orlando. The following summary presents advertising linage for the second quarter and the first half:

                                    Second Quarter              First Half
                                ----------------------   -----------------------
(Inches in thousands)            1999    1998   Change     1999    1998   Change
                                -----   -----   ------   ------  ------   ------
Full run
  Retail.....................     876     915     - 4%    1,748   1,784     - 2%
  General....................     245     209     +17%      485     400     +21%
  Classified.................   1,717   1,739     - 1%    3,414   3,464     - 1%
                                -----   -----            ------  ------
Total full run...............   2,838   2,863     - 1%    5,647   5,648       -
Part run.....................   2,514   2,547     - 1%    4,938   5,051     - 2%
Preprint.....................   2,630   2,667     - 1%    4,988   4,767     + 5%
                                -----   -----            ------  ------
Total inches.................   7,982   8,077     - 1%   15,573  15,466     + 1%


     Circulation revenues decreased 1% in both the 1999 second quarter and the first half. Total average daily circulation was down 3% to 1,230,000 copies in the 1999 second quarter, and total average Sunday circulation declined slightly to 1,860,000 copies. For the first half of 1999, total average daily circulation fell 2% to 1,262,000 copies, while total average Sunday circulation was down 1% to 1,905,000 copies. Declines in circulation copies resulted partially from reduced discounting.

     Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; revenues from Internet/electronic products; cable news programming; distribution of entertainment listings; and other publishing-related activities. The increase in other revenues in the 1999 second quarter and first half resulted primarily from the acquisition of JDTV in February 1999 and higher revenues from direct mail and commercial printing operations.

Operating Expenses -- Publishing operating expenses increased 5%, or $14 million, in the second quarter and 5%, or $30 million, in the first half, mainly due to acquisitions. On a comparable basis, expenses grew 1%, or $2 million, in the second quarter and were up 1%, or $7 million, in the first half. On a comparable basis, newsprint and ink expense decreased 18%, or $10 million, in the second quarter of 1999, as average newsprint prices declined 15% and consumption fell 5%. For the first half, newsprint and ink expense decreased 12%, or $14 million, as average newsprint prices declined 11% and consumption fell 3%. Other expenses, on a comparable basis, were up 5%, or $12 million, in the 1999 second quarter and 5%, or $22 million, in the first half, mainly due to increases in compensation expense, development spending, promotion expenses and Year 2000 compliance costs. Compensation expense increased 5%, or $5 million, in the second quarter and 5%, or $11 million, in the first half. Spending for development activities grew $2 million and $3 million in the 1999 second quarter and first half, respectively. Promotion expenses were up $2 million in both the quarter and the first half. Year 2000 compliance expenses rose $1 million and $3 million in the second quarter and first half, respectively.


BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit -- The following table presents operating revenues, EBITDA and operating profit for television, radio and entertainment/other for the second quarter and first half. Entertainment/other includes Tribune Entertainment and the Chicago Cubs.

                                      Second Quarter            First Half
                                   --------------------    --------------------
(Dollars in millions)              1999   1998   Change    1999   1998   Change
                                   ----   ----   ------    ----   ----   ------
Operating revenues
  Television....................   $290   $260     +11%    $530   $470    + 13%
  Radio.........................     14     15     - 3%      26     28    -  8%
  Entertainment/other...........     45     48     - 7%      57     65    - 12%
                                   ----   ----             ----   ----
Total operating revenues........   $349   $323     + 8%    $613   $563    +  9%

EBITDA
  Television....................   $129   $113     +13%    $217   $187    + 17%
  Radio.........................      5      5     + 9%       8     10    - 22%
  Entertainment/other...........     (2)     1       *       (6)    (2)   -330%
                                   ----   ----             ----   ----
Total EBITDA....................   $132   $119     +10%    $219   $195    + 12%

Operating profit
  Television....................   $104   $ 94     +11%    $171   $147    + 16%
  Radio.........................      5      4     +16%       7      9    - 20%
  Entertainment/other...........     (3)     -       *       (9)    (4)   -142%
                                   ----   ----             ----   ----
Total operating profit..........   $106   $ 98     + 8%    $169   $152    + 11%
*Not meaningful


     Broadcasting and entertainment operating revenues increased 8% to $349 million in the 1999 second quarter and grew 9% to $613 million in the first half due to higher television revenues. Television revenues were up 11%, or $30 million, in the second quarter, and 13%, or $60 million, in the first half due to strong performance of the syndicated show "Friends" which debuted in Fall 1998, improvement of The WB prime time, and the acquisitions of stations in Grand Rapids and Seattle. In addition to KCPQ-Seattle, which was acquired in exchange for WGNX-Atlanta in March 1999, Tribune acquired KTWB-Seattle and WXMI-Grand Rapids in June 1998 in exchange for Tribune's WQCD radio station. On a comparable basis, television revenues increased 8% in the second quarter and 9% in the first half primarily due to improvements at WGN-Chicago, WLVI-Boston, WPIX-New York and KTLA-Los Angeles. Radio revenues decreased 3% in the 1999 second quarter and 8% in the first half mainly due to the divestiture of WQCD. On a comparable basis, radio revenues grew 9% in the quarter and 6% in the first half. Entertainment/ other revenues fell 7% in the 1999 second quarter and 12% in the first half mainly due to lower revenues at Tribune Entertainment from the absence of "The Geraldo Rivera Show," which ended after the 1997-1998 season.

     Operating profit for broadcasting and entertainment was up 8% to $106 million in the 1999 second quarter and increased 11% to $169 million in the first half, due to improvements in television. Television operating profit increased 11% in the 1999 second quarter and 16% in the first half, mainly from growth at WGN-Chicago, WPIX-New York and WLVI-Boston. On a comparable basis, television operating profit increased 10% in the 1999 second quarter and 16% in the first half.

Operating Expenses -- Broadcasting and entertainment operating expenses increased 8%, or $18 million, in the second quarter of 1999 and 8%, or $33 million, in the first half. The increase was in part due to the television station acquisitions, partially offset by the sale of WGNX-Atlanta. On a comparable basis, broadcasting and entertainment operating expenses were up 4%, or $9 million, in the second quarter and 4%, or $17 million, in the first half due to increased compensation costs and higher broadcast rights amortization. On a comparable basis, compensation costs grew 10%, or $8 million, in the second quarter and 8%, or $10 million in the first half, partially due to higher players' salaries at the Cubs. Broadcast rights amortization increased 4%, or $3 million, in the second quarter and 3%, or $5 million, in the first half.


EDUCATION

Operating Revenues and Profit -- The following table presents education operating revenues, EBITDA and operating profit for the second quarter and first half:

                                       Second Quarter            First Half
                                    --------------------    --------------------
(Dollars in millions)               1999   1998   Change    1999   1998   Change
                                    ----   ----   ------    ----   ----   ------

Operating revenues..............     $93    $86     + 9%    $157   $145     + 8%
EBITDA..........................      22     20     + 9%      27     25     + 6%
Operating profit................      14     13     +10%      13     13     + 7%


     Education's second quarter 1999 operating revenues increased 9% to $93 million and were up 8% to $157 million in the first half. The improvement was primarily due to solid growth in educational product sales, especially in math, language arts and other educational materials that are sold in the school and consumer markets.

     Education operating profit rose 10% to $14 million in the 1999 second quarter and grew 7% to $13 million in the first half.

Operating Expenses -- Education operating expenses increased 9%, or $6 million, in the 1999 second quarter and 8%, or $11 million, in the first half, primarily due to increased publishing and production costs due to growth in sales volume and higher sales and marketing costs. Publishing and production costs increased 9%, or $3 million, in the 1999 second quarter and 6%, or $3 million, in the first half. Sales and marketing costs grew 16%, or $2 million, in the 1999 second quarter and 16%, or $5 million, in the first half.

EQUITY RESULTS

     Net loss on equity investments in the second quarter of 1999 totaled $3 million, down from a loss of $8 million in 1998, and for the first half totaled $17 million, down from a loss of $22 million in 1998, due to improved results at several of the Company's investments.


OTHER

     Interest expense for the 1999 second quarter increased 46% to $31 million from $21 million last year, and for the first half grew 28% to $54 million from $42 million in 1998, primarily due to the April 1999 issuance of the PHONES. Interest income for the 1999 second quarter was $13 million compared with $1 million last year, and for the first half was $15 million compared with $3 million in 1998, due to higher cash balances from the investment of the PHONES proceeds. The effective tax rate, excluding non-operating items, was 39.3% and 40.4% for the 1999 and 1998 second quarters, respectively, and 39.4% and 40.4% for the 1999 and 1998 first halves, respectively.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by operations in the first half was $179 million in 1999, down from $270 million in 1998 as changes in working capital more than offset higher net income. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt.

     Net cash used for investments totaled $12 million in the 1999 first half as the Company spent $104 million for acquisitions and investments, while receiving $95 million in gross proceeds from the sales of investments.

     Net cash provided by financing activities in the 1999 first half was $913 million due to the issuance of the PHONES and sales of stock to employees, partially offset by repayments of debt, purchases of treasury stock and payments of dividends. In the first half of 1999, the Company repaid $151 million of commercial paper and repurchased 2.1 million shares of its common stock for $151 million. Of this total, the Tribune Stock Compensation Fund ("TSCF") purchased
1.5 million shares from a financial institution for $114 million, or approximately $73 per share, which is subject to a market-price adjustment provision. The Company established the TSCF in July 1998 to purchase common stock for the purpose of funding certain existing stock-based compensation plans. At June 27, 1999, the Company had authorization to repurchase an additional $458 million of its common stock. The 1999 common dividend increased 6% to $.36 per share for the first half from $.34 per share in 1998.

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


State of Readiness
------------------

Both internal and external resources are being utilized throughout the Company to implement the program, which includes the following overlapping phases: system and equipment inventory and analysis; remediation, testing and implementation; contingency planning; and vendors and investments. The Company's internal operational and financial reporting systems and equipment are substantially Year 2000 compliant. None of the Company's other significant information technology projects has been delayed as a result of the Company's Year 2000 compliance efforts.

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

Remediation, Testing and Implementation -- The remediation, testing and implementation phase consists of determining and implementing a remediation method (upgrade, replace or discontinue) for date-sensitive items. The remediated item is tested and returned to normal operations when compliant. Testing for significant systems may include functional testing of remedial measures and regression testing to validate that changes have not altered existing functionality. A separate Year 2000 mainframe environment has been created to test all operating system software and program product software. This Year 2000 environment is designed to accomplish "end to end" testing of the larger systems applications and to validate interface communications between systems applications. The Company is also performing its own tests of mission critical vendor-provided systems and equipment, even if vendor certification of Year 2000 compliance has been received. The Company is working with the manufacturers of its affected systems and other outside vendors to implement required upgrades. The Company has also identified vendors from whom the Company can procure new systems and equipment to replace non-compliant systems and equipment. This phase is substantially complete, except for certain recently acquired companies which are expected to be Year 2000 compliant by September 1999.

Contingency Planning -- Contingency planning consists of developing solutions and options in the event that the Company experiences a failure in its production processes or in the operations of certain of the Company's vendors. Contingency plans and enactment dates for production processes and vendors are being developed and will be finalized by September 30, 1999. The Company will continue to develop, review, test and revise contingency plans, as more information becomes available from internal testing and external vendor assessment.

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


Costs
-----

The Company does not currently expect that the costs of addressing the Year 2000 issue will have a material effect on the consolidated financial position or results of operations of the Company. Year 2000 compliance costs are expensed as incurred and are funded through operating cash flow. The Company currently estimates total expenses will be approximately $20 million, of which $12.5 million was incurred through June 27, 1999.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.
         ---------------------------------------------------------

     The following represents an update of the Company's market sensitive financial information. This information contains forward-looking statements and should be read in conjunction with Item 7A of the Company's 1998 Form 10-K.


EQUITY PRICE RISKS

Available-for-sale securities. The Company has common stock investments in several publicly traded companies that are subject to market price volatility. These investments are classified as available-for-sale securities (except for 8.0 million shares of AOL common stock and 5.5 million shares of Mattel common stock, see discussion below) and are recorded on the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in the accumulated other comprehensive income component of shareholders' equity.

     The following analysis presents the hypothetical change in the fair value of the Company's common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock's price. This analysis excludes one million shares of AOL common stock related to a one-year hedge transaction. The AOL collar locked in the value of these shares within the price range of $92
- $106 per share. See Note 4 to the Company's Condensed Consolidated Financial Statements in this Form 10-Q for further discussion.

                         Valuation of Investments                     Valuation of Investments
                       Assuming Indicated Decrease                  Assuming Indicated Increase
                          in Each Stock's Price                        in Each Stock's Price
                       ----------------------------  June 27, 1999  ----------------------------
(In thousands)           -30%      -20%      -10%      Fair Value     +10%      +20%      +30%
                       --------  --------  --------  -------------  --------  --------  --------
Common stock
 investments in
 public companies      $296,800  $339,200  $381,600   $424,000(1)   $466,400  $508,800  $551,200


(1) Includes approximately two million shares of AOL common stock valued at $204,200. Excludes 8.0 million shares of AOL common stock and 5.5 million shares of Mattel common stock, see discussion below.


     During the last 12 quarters, market price movements caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in ten of the quarters, by 20% or more in six of the quarters and by 30% or more in five of the quarters.

Derivatives and related trading securities. The Company has issued 8.0 million PHONES related to its investment in 8.0 million shares of AOL common stock and
4.6 million DECS related to its investment in 5.5 million shares of Mattel common stock. See Note 4 to the Company's Condensed Consolidated Financial Statements in this Form 10-Q for further discussion of the PHONES and Note 6 to the Company's Consolidated Financial Statements in the 1998 Annual Report for further discussion of the DECS. Beginning in the second quarter of 1999, these investments in AOL and Mattel stock are classified as trading securities, and changes in their fair value, net of the changes in the fair value of the related derivative components of the PHONES and the DECS, are recorded in the statement of income.

     At maturity, the PHONES will be redeemed at the greater of the then market value of AOL common stock or $157 per PHONES. At June 27, 1999, the PHONES fair value was $908 million. Because the Company issued the PHONES in April 1999, the relationship between the fair value of the PHONES and the related AOL shares remains unclear. There may be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES and the related AOL shares.

     At maturity, the DECS will be repaid using shares of Mattel common stock or, at the Company's option, the cash equivalent thereof. The number of Mattel shares due at maturity, or the cash equivalent thereof, is based on the fair market value of the Mattel common stock, adjusted using a predetermined formula that allocates a portion of the appreciation, if any, to the Company. Holders of the DECS bear the full risk of a decline in the value of Mattel common stock. The fair value of the DECS was $125 million at June 27, 1999. Since the issuance of the DECS in August 1998, changes in the fair value of the DECS have partially offset changes in the fair value of the related Mattel shares. There may be periods with significant non-cash increases or decreases to the Company's net income pertaining to the DECS and the related Mattel shares.

     The following analysis presents the hypothetical change in the fair value of the Company's 8.0 million shares of AOL common stock related to the PHONES and 5.5 million shares of Mattel common stock related to the DECS assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock's price.


                          Valuation of Investments                      Valuation of Investments
                        Assuming Indicated Decrease                   Assuming Indicated Increase
                           In Each Stock's Price                         in Each Stock's Price
                       ----------------------------  June 27, 1999  ------------------------------
(In thousands)           -30%       -20%     -10%      Fair Value     +10%      +20%       +30%
                       --------  --------  --------  -------------  --------  --------  ----------
AOL common stock       $575,400  $657,600  $739,800     $822,000    $904,200  $986,400  $1,068,600
Mattel common stock      95,200   108,800   122,400      136,000     149,600   163,200     176,800


     During the last 12 quarters, market price movements have caused the fair value of the Company's 8.0 million shares in AOL common stock to change by 10% or more in ten of the quarters, by 20% or more in nine of the quarters and by 30% or more in five of the quarters. For the Company's 5.5 million shares in Mattel common stock, market price movements have caused the fair value to change by 10% or more in nine of the quarters, by 20% or more in five of the quarters and by 30% or more in three of the quarters.

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

             o The Company filed a Form 8-K Current Report dated April 5, 1999, which reported under Item 5 the Registration on Form S-3 of $1.5 billion of Debt Securities and Warrants to Purchase Debt Securities and the offering of 30-year debentures in the form of Exchangeable Subordinated Debentures due 2029 ("PHONES"). The Securities and Exchange Commission declared the registration statement effective on March 31, 1999.

             o The Company filed a Form 8-K Current Report dated April 13, 1999, which reported under Item 5 the filing of the final prospectus supplement and the execution of the form of Debenture for the PHONES.

                                    SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                    TRIBUNE COMPANY
                                    (Registrant)



Date:  August 10, 1999              /s/ R. Mark Mallory
                                    -------------------
                                    R. Mark Mallory
                                    Vice President and Controller
                                    (on behalf of the Registrant
                                    and as Chief Accounting Officer)