Form 10-Q
period 1999-09-26
TRIBUNE CO
filed 1999-11-09
CIK 726513

--------------------------------------------------------------------------------

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q


/X/     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
        OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarterly period ended September 26, 1999

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

       Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

       At November 5, 1999 there were 237,632,327 shares outstanding of the Company's Common Stock (without par value).


--------------------------------------------------------------------------------

                          PART I. FINANCIAL INFORMATION

Item 1.  Financial Statements.
         --------------------

                        TRIBUNE COMPANY AND SUBSIDIARIES
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
                (In thousands of dollars, except per share data)
                                   (Unaudited)


                                                                     Third Quarter Ended               Three Quarters Ended
                                                             --------------------------------    --------------------------------
                                                             Sept. 26, 1999    Sept. 27, 1998    Sept. 26, 1999    Sept. 27, 1998
                                                             --------------    --------------    --------------    --------------
Operating Revenues.........................................        $836,736          $757,148        $2,393,506        $2,215,425

Operating Expenses.........................................
Cost of sales (exclusive of items shown below).............         384,595           365,076         1,097,328         1,049,389
Selling, general and administrative........................         195,492           175,079           560,499           506,645
Depreciation and amortization of
     intangible assets.....................................          57,941            49,429           165,961           145,112
                                                                   --------          --------        ----------        ----------
Total operating expenses...................................         638,028           589,584         1,823,788         1,701,146
                                                                   --------          --------        ----------        ----------

Operating Profit...........................................         198,708           167,564           569,718           514,279

Net loss on equity investments.............................          (5,549)           (7,212)          (22,652)          (29,077)
Interest income............................................          16,473             1,461            31,057             4,241
Interest expense...........................................         (29,537)          (22,108)          (83,295)          (64,138)
Gain on change in fair values of derivatives
     and related investments...............................          20,771                 -           192,204                 -
Gain on reclassification of investments....................               -                 -         1,095,976                 -
Gain on sales of subsidiaries and investments,
     net of write-downs....................................               -                 -           444,927            93,099
                                                                   --------          --------        ----------        ----------

Income Before Income Taxes.................................         200,866           139,705         2,227,935           518,404
Income taxes...............................................         (79,099)          (56,399)         (874,858)         (217,373)
                                                                   --------          --------        ----------        ----------

Income Before Cumulative Effect of
     Change in Accounting Principle........................         121,767            83,306         1,353,077           301,031
Cumulative effect of change in accounting
     principle, net of tax (See Note 5)....................               -                 -            (3,060)                -
                                                                   --------          --------        ----------        ----------
Net Income.................................................         121,767            83,306         1,350,017           301,031
Preferred dividends, net of tax............................          (4,660)           (4,696)          (13,979)          (14,087)
                                                                   --------          --------        ----------        ----------
Net Income Attributable to Common Shares...................        $117,107          $ 78,610        $1,336,038        $  286,944
                                                                   ========          ========        ==========        ==========

Earnings Per Share (See Note 2):
Basic:
     Before cumulative effect of change in
       accounting principle................................            $.49             $ .32            $5.64              $1.18
     Cumulative effect of accounting change, net...........               -                 -             (.01)                 -
                                                                       ----             -----            -----              -----
     Net income............................................            $.49             $ .32            $5.63              $1.18
                                                                       ====             =====            =====              =====

Diluted:...................................................
     Before cumulative effect of change in
       accounting principle................................            $.45             $ .30            $5.14              $1.08
     Cumulative effect of accounting change, net...........               -                 -             (.01)                 -
                                                                       ----             -----            -----              -----
     Net income............................................            $.45             $ .30            $5.13              $1.08
                                                                       ====             =====            =====              =====

Dividends per common share.................................            $.09             $.085            $ .27              $.255
                                                                       ====             =====            =====              =====

See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                            (In thousands of dollars)

                                                                                September 26, 1999          December 27, 1998
                                                                                ------------------          -----------------
                                                                                    (Unaudited)
ASSETS
Current assets
Cash and cash equivalents........................................................       $1,099,539                 $   12,433
Investments......................................................................           73,125                          -
Accounts receivable, net.........................................................          590,276                    555,229
Inventories......................................................................          100,225                     99,005
Broadcast rights.................................................................          269,595                    232,394
Prepaid expenses and other.......................................................           53,948                     46,068
                                                                                        ----------                 ----------
Total current assets.............................................................        2,186,708                    945,129

Property, plant and equipment....................................................        1,750,829                  1,664,526
Accumulated depreciation.........................................................       (1,054,888)                  (987,791)
                                                                                        ----------                 ----------
Net properties...................................................................          695,941                    676,735

Broadcast rights.................................................................          223,664                    207,757
Intangible assets, net...........................................................        3,046,077                  2,703,993
America Online stock related to PHONES debt......................................          780,000                    546,500
Other investments................................................................          815,455                    703,479
Other assets.....................................................................          181,301                    151,977
                                                                                        ----------                 ----------
Total assets.....................................................................       $7,929,146                 $5,935,570
                                                                                        ==========                 ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year...............................................       $   29,598                 $   29,905
Contracts payable for broadcast rights...........................................          260,035                    260,264
Deferred income .................................................................           50,245                     55,097
Income taxes.....................................................................           59,426                     59,607
Accounts payable, accrued expenses and other current liabilities.................          451,412                    423,257
                                                                                        ----------                 ----------
Total current liabilities........................................................          850,716                    828,130

PHONES debt related to America Online stock......................................          842,000                          -
Other long-term debt.............................................................        1,433,041                  1,616,256
Deferred income taxes............................................................        1,115,608                    701,778
Contracts payable for broadcast rights...........................................          323,927                    268,099
Compensation and other obligations...............................................          194,261                    164,690
                                                                                        ----------                 ----------
Total liabilities................................................................        4,759,553                  3,578,953

Shareholders' equity
Series B convertible preferred stock.............................................          281,093                    293,203
Common stock and additional paid-in capital......................................          153,283                    210,492
Retained earnings................................................................        4,096,476                  2,819,474
Treasury stock (at cost).........................................................       (1,430,900)                (1,414,661)
Treasury stock held by Tribune Stock Compensation Fund (at cost).................          (80,946)                   (26,602)
Unearned compensation related to ESOP............................................         (156,495)                  (156,495)
Accumulated other comprehensive income...........................................          307,082                    631,206
                                                                                        ----------                 ----------
Total shareholders' equity.......................................................        3,169,593                  2,356,617
                                                                                        ----------                 ----------
Total liabilities and shareholders' equity.......................................       $7,929,146                 $5,935,570
                                                                                        ==========                 ==========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                            (In thousands of dollars)
                                   (Unaudited)


                                                                                                Three Quarters Ended
                                                                                         ---------------------------------
                                                                                         Sept. 26, 1999     Sept. 27, 1998
                                                                                         --------------     --------------
Operations
Net income..........................................................................         $1,350,017           $301,031
Adjustments to reconcile net income to net cash
   provided by operations:
      Gain on reclassification of investments.......................................         (1,095,976)                 -
      Gain on change in fair values of derivatives
         and related investments....................................................           (192,204)                 -
      Gain on sales of subsidiaries and investments, net of write-downs.............           (444,927)           (93,099)
      Cumulative effect of accounting change, net...................................              3,060                  -
      Depreciation and amortization of intangible assets............................            165,961            145,112
      Deferred income taxes.........................................................            630,810             17,327
      Other, net....................................................................            (14,453)            42,180
                                                                                             ----------           --------
Net cash provided by operations.....................................................            402,288            412,551
                                                                                             ----------           --------

Investments
Capital expenditures................................................................            (81,941)           (85,271)
Acquisitions and investments........................................................           (200,344)          (177,232)
Proceeds from sales of investments..................................................             98,595             14,738
Net (increase) decrease in advances to investee.....................................             49,692            (21,874)
Other, net..........................................................................             (6,210)            (4,676)
                                                                                             ----------           --------
Net cash used for investments.......................................................           (140,208)          (274,315)
                                                                                             ----------           --------

Financing
Net proceeds from issuance of PHONES debt...........................................          1,230,880                  -
Proceeds from issuance of other long-term debt......................................                  -            153,513
Repayments of long-term debt........................................................           (183,622)           (20,082)
Sales of common stock to employees, net.............................................             45,772             35,872
Purchases of treasury stock.........................................................            (37,014)          (202,963)
Purchases of treasury stock by Tribune Stock Compensation Fund......................           (157,975)           (68,962)
Dividends...........................................................................            (73,015)           (71,551)
                                                                                             ----------           --------
Net cash provided by (used for) financing...........................................            825,026           (174,173)
                                                                                             ----------           --------
Net increase (decrease) in cash and cash equivalents................................          1,087,106            (35,937)

Cash and cash equivalents at the beginning of year..................................             12,433             66,618
                                                                                             ----------           --------

Cash and cash equivalents at the end of quarter.....................................         $1,099,539           $ 30,681
                                                                                             ==========           ========


See Notes to Condensed Consolidated Financial Statements.

                        TRIBUNE COMPANY AND SUBSIDIARIES
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)
Note 1:
------

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the "Company" or "Tribune") as of September 26, 1999 and the results of their operations for the quarters and first three quarters ended September 26, 1999 and September 27, 1998 and cash flows for the first three quarters ended September 26, 1999 and September 27, 1998. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 1999 presentation. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included by reference in the Company's Annual Report on Form 10-K. All share and per share data has been restated to reflect a two-for-one common stock split, effective September 9, 1999.


Note 2:
------

     The computations of basic and diluted earnings per share were as follows:

                                                                 Third Quarter Ended                   Three Quarters Ended
                                                          --------------------------------     ---------------------------------
(In thousands, except per share data)                     Sept. 26, 1999    Sept. 27, 1998     Sept. 26, 1999     Sept. 27, 1998
                                                          --------------    --------------     --------------     --------------
BASIC
Net income.............................................         $121,767           $83,306         $1,350,017           $301,031
Preferred dividends, net of tax........................           (4,660)           (4,696)           (13,979)           (14,087)
                                                                --------           -------         ----------           --------
Net income attributable to common shares...............         $117,107           $78,610         $1,336,038           $286,944
                                                                --------           -------         ----------           --------

Weighted average common shares
    outstanding........................................          237,090           242,488            237,295            243,972
                                                                --------           -------         ----------           --------

Basic earnings per share...............................         $    .49           $   .32         $     5.63           $   1.18
                                                                ========           =======         ==========           ========

DILUTED
Net income............................................          $121,767           $83,306         $1,350,017           $301,031
Additional ESOP contribution required
    assuming all preferred shares were
    converted, net of tax.............................            (3,063)           (3,184)            (9,188)            (9,553)
                                                                --------           -------         ----------           --------
Adjusted net income...................................          $118,704           $80,122         $1,340,829           $291,478
                                                                --------           -------         ----------           --------

Weighted average common shares
    outstanding.......................................           237,090           242,488            237,295            243,972
Assumed conversion of preferred shares
    into common shares................................            20,523            21,406             20,523             21,406
Assumed exercise of stock options, net of
    common shares assumed repurchased
    with the proceeds.................................             4,422             2,932              3,584              3,460
                                                                --------          --------         ----------           --------
Adjusted weighted average common shares
    outstanding.......................................           262,035           266,826            261,402            268,838
                                                                --------          --------         ----------           --------

Diluted earnings per share.............................         $    .45          $    .30         $     5.13           $   1.08
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


Note 3:
------

     Inventories consist of (in thousands):

                                            Sept. 26, 1999      Dec. 27, 1998
                                            --------------      -------------

Finished goods............................        $ 74,787            $74,631
Newsprint (at LIFO).......................          13,387             12,207
Supplies and other........................          12,051             12,167
                                                  --------            -------

Total inventories.........................        $100,225            $99,005
                                                  ========            =======


     Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $6.1 million at September 26, 1999 and $9.9 million at December 27, 1998. Finished goods primarily include books and supplemental educational materials.


Note 4:
------

     In April 1999, the Company issued 8.0 million of its Exchangeable Subordinated Debentures due 2029 ("PHONES"), for an aggregate principal amount of over $1.2 billion. The principal amount equaled the value of 8.0 million shares of America Online ("AOL") common stock at the closing price of $157 per share on April 7, 1999. The Company will continue to own the AOL stock. At maturity, the PHONES will be redeemed at the greater of the then market value of AOL common stock or $157 per PHONES. Interest on the debentures is paid quarterly at an annual rate of 2%. AOL has announced a two-for-one common stock split effective November 22, 1999.

     During the first quarter of 1999, the Company entered into a one-year hedge transaction ("AOL collar") with respect to 1.0 million shares of its AOL common stock investment. The AOL collar locked in the value of these shares within the price range of $92-$106 per share and was to settle in the first quarter of 2000. The AOL collar was restructured in the third quarter of 1999 for the 1.0 million shares to settle in four equal installments of 250,000 shares in each of the four quarters of 2000. Since 750,000 shares of this transaction will have settled through the third quarter of 2000, the value of these shares under the collar is classified as a current asset in the balance sheet at September 26, 1999.

Note 5:
------

     The third quarter of 1999 and the first three quarters of both 1999 and 1998 included several non-operating items. Third quarter 1999 non-operating items resulted in a pretax gain of $21 million, which added $.05 to diluted earnings per share. For the first three quarters of 1999, non-operating items and the cumulative effect of the accounting change in the 1999 second quarter resulted in a net pretax gain of approximately $1.7 billion, or $4.02 per diluted share. For the first three quarters of 1998, non-operating items resulted in a net pretax gain of $93 million, or $.17 per diluted share.

     In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities." The Company elected early adoption of FAS 133 as of the beginning of the 1999 second quarter. FAS 133 requires that all derivative instruments be recorded in the balance sheet at fair value. The provisions of FAS 133 affected the Company's accounting for its 8.0 million PHONES, its 4.6 million Debt Exchangeable for Common Stock securities ("DECS") and its AOL collar for 1.0 million shares.

     Prior to the adoption of FAS 133, changes in the fair values of the Company's 8.0 million of AOL shares and 5.5 million of Mattel shares related to the PHONES and DECS, respectively, had been recorded in the accumulated other comprehensive income component of shareholders' equity in the Company's balance sheet, as these securities had been classified as available-for-sale. With the adoption of FAS 133, the 8.0 million shares of AOL common stock and the 5.5 million shares of Mattel common stock were reclassified to trading securities. As a result of this change in classification, the Company was required, under the provisions of FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," to recognize pretax gains totaling approximately $1.1 billion in its second quarter 1999 statement of income, which added $2.55 to diluted earnings per share. These gains represented the unrealized market appreciation on these investments through the end of the 1999 first quarter. Beginning in the second quarter of 1999, the Company is recording subsequent changes in the fair values of these investments in the statement of income.

     Under the provisions of FAS 133, the initial value of the PHONES and the DECS were each split into a debt component and a derivative component. Changes in the fair values of the derivative component of the PHONES and DECS are recorded in the statement of income. Changes in the fair values of the related AOL and Mattel shares should at least partially offset changes in the fair values of the derivative component of the PHONES and the DECS, respectively. There may be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES, DECS and the related AOL and Mattel shares. The 1.0 million shares of AOL common stock related to the AOL collar are classified as available-for-sale securities, with the unrealized gain or loss on these shares reported in the accumulated other comprehensive income component of shareholders' equity. Changes in the AOL collar's time value are recorded in the Company's statement of income.

     During the 1999 third quarter, the change in fair value of the derivative component of the PHONES resulted in a pretax gain of $67 million, which was partially offset by a $42 million pretax loss resulting from the change in fair value of the related AOL trading shares. The net change in the fair values of the derivative component of the PHONES and the related AOL shares resulted in a non-cash pretax gain of $25 million, which increased diluted earnings per share by $.06. The total change in the fair values of all of the Company's derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax gain of $21 million, which added $.05 to diluted earnings per share. Through the second and third quarters of 1999, the change in fair value of the derivative component of the PHONES resulted in a pretax gain of $417 million, which was partially offset by a $225 million pretax loss resulting from the change in fair value of the related AOL trading shares. The net change during the second and third quarters of 1999 in the fair values of the derivative component of the PHONES and the related AOL shares resulted in a non-cash pretax gain of $192 million, which increased diluted earnings per share by $.45. Through the second and third quarters of 1999, the total changes in the fair values of all of the Company's derivatives, net of changes in the fair values of the related shares, resulted in a net pretax gain of $192 million, which increased diluted earnings per share by $.45.

     The second quarter of 1999 also included a $3 million after-tax loss, or $.01 per diluted share, representing the cumulative effect of adopting FAS 133 as of the beginning of the second quarter. This cumulative effect resulted from adjusting the DECS and the AOL collar derivatives to their fair values as of March 28, 1999.

     In August 1998, the Company reached an agreement with Meredith Corporation to acquire the assets of television station KCPQ-Seattle in exchange for the assets of the Company's WGNX-Atlanta television station and cash. In March 1999 and in a three-way transaction, Meredith purchased KCPQ from Kelly Television Co. and then exchanged the station for WGNX. The divestiture of WGNX was accounted for as a sale, and the acquisition of KCPQ was recorded as a purchase. The Company recorded the assets of KCPQ at fair market value and recognized a pretax gain of $348 million, which increased diluted earnings per share by $.81. Federal Communications Commission ("FCC") regulations in effect at the time the exchange transaction was consummated precluded the Company from owning both KCPQ and the Company's KTWB-Seattle (formerly KTZZ) television station. As part of the transaction, the Company transferred the assets of KTWB into a disposition trust. Pursuant to the terms of the disposition trust, an independent trustee was charged with finding a buyer for KTWB. However, on August 5, 1999, the FCC adopted changes to its rules that permit the Company to own both stations. The FCC revised its TV duopoly rules to permit common ownership of two television stations within the same Nielsen Designated Market Area ("DMA"), provided that eight full-power independent television stations remain in the DMA and one of the stations is not among the top four-ranked stations in the DMA based on audience share. Based on the revised TV duopoly rule, the Company intends to transfer back the assets of KTWB from the disposition trust.

     Also in March 1999, the Company sold one million shares of AOL common stock for $95 million in cash, resulting in a pretax gain of $95 million and increasing diluted earnings per share by $.22.

     In June 1998, the Company completed the exchange of its WQCD radio station in New York and cash for the assets of television stations KTWB-Seattle and WXMI-Grand Rapids, Mich. The divestiture of WQCD was accounted for as a sale, and the acquisition of the television stations was recorded as a purchase. The transaction resulted in a pretax gain of $85 million, or $.16 per diluted share. The Company also sold certain other investments and recorded certain investment write-downs in the second quarter of 1998, and sold an investment in the first quarter of 1998.


Note 6:
------

     In February 1999, the Company acquired JDTV, a distributor of television listings information to the cable and satellite television industries. In March 1999, the Company acquired the assets of television station KCPQ-Seattle, with a fair value of approximately $380 million, in exchange for its WGNX-Atlanta television station and cash. In September 1999, the Company acquired the assets of television station WEWB-Albany (formerly WMHQ) for $18.5 million in cash.

    In June 1998, the Company acquired the assets of television stations KTWB-Seattle and WXMI-Grand Rapids, with a fair value of approximately $179 million, in exchange for its WQCD radio station in New York and cash. In September 1998, the Company purchased Sun-Sentinel Community News Group (formerly South Florida Newspaper Network), a publisher of weekly newspapers in South Florida.

     The acquisitions are being accounted for by the purchase method, and accordingly, the results of operations of the companies have been included in the consolidated financial statements since their respective dates of acquisition.


Note 7:
------

     In March 1997, the Company acquired Renaissance Communications Corp., a publicly traded company that owned six television stations. The stations acquired included WBZL-Miami, WTIC-Hartford and WPMT-Harrisburg. The FCC order granting the Company's application to acquire the Renaissance stations contained waivers of two FCC rules. First, the FCC temporarily waived its duopoly rule relating to the overlap of WTIC's and WPMT's broadcast signals with those of other Tribune stations. The temporary waivers were granted subject to the outcome of the August 5, 1999 FCC rulemaking which will now permit the Company to own both stations. Second, the FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the Miami television station and the Fort Lauderdale Sun-Sentinel newspaper. The FCC subsequently issued a rule review to consider modifying its cross-ownership rule. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both the Miami television station and the Sun-Sentinel newspaper until the rule review has concluded. The Company cannot predict the outcome of the FCC cross-ownership rule review.


Note 8:
------

     On November 9, 1999, the Company announced an agreement to acquire the remaining interest in Qwest Broadcasting LLC ("Qwest"), which owns television stations WATL-Atlanta and WNOL-New Orleans. The Company has owned a 33% equity interest in Qwest since it was formed in 1995. On August 5, 1999, the FCC adopted changes to its rules that may permit Tribune to own both WNOL and the Company's WGNO-New Orleans television station. The transaction, pending FCC and other regulatory approval, is expected to close in the first quarter of 2000.

Note 9:
------

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


                                                                   Third Quarter Ended                Three Quarters Ended
                                                            --------------------------------    --------------------------------
                                                            Sept. 26, 1999    Sept. 27, 1998    Sept. 26, 1999    Sept. 27, 1998
                                                            --------------    --------------    --------------    --------------

Net income.............................................           $121,767           $83,306        $1,350,017          $301,031

Net foreign currency translation adjustment............               (789)                -               356                 -

Unrealized holding gain (loss) on marketable securities:
       Arising during the period, before tax...........            (72,021)           18,594           647,003           325,597
       Less:  adjustment for gain on sales of
          investments included in net income...........                  -                 -           (94,840)          (12,131)
       Less:  adjustment for gain on
          reclassification of investments
          included in net income.......................                  -                 -        (1,095,976)                -
                                                                  --------           -------        ----------          --------
       Unrealized gain (loss), before tax..............            (72,021)           18,594          (543,813)          313,466
       Income taxes....................................             27,389            (7,293)          219,333          (122,956)
                                                                  --------           -------        ----------          --------
       Net unrealized gain (loss) on securities........            (44,632)           11,301          (324,480)          190,510
                                                                  --------           -------        ----------          --------

Net other comprehensive income (loss)..................            (45,421)           11,301          (324,124)          190,510
                                                                  --------           -------        ----------          --------

Comprehensive income...................................           $ 76,346           $94,607        $1,025,893          $491,541
                                                                  ========           =======        ==========          ========

Note 10:
------

     Financial data for each of the Company's business segments is as follows (in thousands):

                                                        Third Quarter Ended                  Three Quarters Ended
                                                 ---------------------------------    ---------------------------------
                                                 Sept. 26, 1999     Sept. 27, 1998    Sept. 26, 1999     Sept. 27, 1998
                                                 --------------     --------------    --------------     --------------
Operating revenues:
    Publishing..............................           $376,237           $353,614        $1,162,958         $1,103,433
    Broadcasting and Entertainment..........            341,155            291,144           953,789            854,135
    Education...............................            119,344            112,390           276,759            257,857
                                                       --------           --------        ----------         ----------

Total operating revenues....................           $836,736           $757,148        $2,393,506         $2,215,425
                                                       ========           ========        ==========         ==========

Operating profit:
    Publishing..............................           $ 82,028           $ 78,120        $  288,666         $  277,580
    Broadcasting and Entertainment..........             96,839             69,240           265,672            221,526
    Education...............................             31,963             28,844            45,492             41,469
    Corporate expenses......................            (12,122)            (8,640)          (30,112)           (26,296)
                                                       --------           --------        ----------         ----------

Total operating profit......................           $198,708           $167,564        $  569,718         $  514,279
                                                       ========           ========        ==========         ==========


                                                         Sept. 26, 1999                     Dec. 27, 1998
                                                         --------------                     -------------
Assets:
    Publishing..............................                 $  860,312                        $  800,853
    Broadcasting and Entertainment..........                  3,609,765                         3,148,814
    Education...............................                    833,314                           782,438
    Corporate...............................                  2,625,755                         1,203,465
                                                             ----------                        ----------

Total assets................................                 $7,929,146                        $5,935,570
                                                             ==========                        ==========


    The assets of the broadcasting and entertainment segment increased by approximately $461 million during the first three quarters of 1999, largely due to the acquisition of KCPQ-Seattle in March 1999. Also, corporate assets rose by approximately $1.4 billion in the 1999 first three quarters, mainly due to cash proceeds received from the issuance of the PHONES and increases in the fair market value of the Company's investment portfolio.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.
         -----------------------------------------------------------------------

     The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the third quarter and first three quarters of 1999 to the third quarter and first three quarters of 1998. All share and per share data has been restated to reflect a two-for-one common stock split, effective September 9, 1999.



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


SIGNIFICANT EVENTS
------------------

ACQUISITIONS

     In February 1999, the Company acquired JDTV, a distributor of television listings information to the cable and satellite television industries. In March 1999, the Company acquired the assets of television station KCPQ-Seattle, with a fair value of approximately $380 million, in exchange for the assets of its WGNX-Atlanta television station and cash. In September 1999, the Company acquired the assets of television station WEWB-Albany (formerly WMHQ) for $18.5 million in cash.

     In June 1998, the Company acquired the assets of television stations KTWB-Seattle and WXMI-Grand Rapids, with a fair value of approximately $179 million, in exchange for its WQCD radio station in New York and cash. In September 1998, the Company purchased Sun-Sentinel Community News Group (formerly South Florida Newspaper Network), a publisher of weekly newspapers in South Florida.

     The operating results of these acquired businesses have been included in the consolidated financial statements since their respective dates of acquisition.

     On November 9, 1999, the Company announced an agreement to acquire the remaining interest in Qwest Broadcasting LLC ("Qwest"), which owns television stations WATL-Atlanta and WNOL-New Orleans. The Company has owned a 33% equity interest in Qwest since it was formed in 1995. On August 5, 1999, the FCC adopted changes to its rules that may permit Tribune to own both WNOL and the Company's WGNO-New Orleans television station. The transaction, pending FCC and other regulatory approval, is expected to close in the first quarter of 2000.

NON-OPERATING ITEMS

     The third quarter of 1999 and the first three quarters of both 1999 and 1998 included several non-operating items. Third quarter 1999 non-operating items resulted in a pretax gain of $21 million, which added $.05 to diluted earnings per share. For the first three quarters of 1999, non-operating items and the cumulative effect of the accounting change in the 1999 second quarter resulted in a net pretax gain of approximately $1.7 billion, or $4.02 per diluted share. For the first three quarters of 1998, non-operating items resulted in a net pretax gain of $93 million, or $.17 per diluted share.

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

     Prior to the adoption of FAS 133, changes in the fair values of the Company's 8.0 million of AOL shares and 5.5 million of Mattel shares related to the PHONES and DECS, respectively, had been recorded in the accumulated other comprehensive income component of shareholders' equity in the Company's balance sheet, as these securities had been classified as available-for-sale. With the adoption of FAS 133, the 8.0 million shares of AOL common stock and the 5.5 million shares of Mattel common stock were reclassified to trading securities. As a result of this change in classification, the Company was required, under the provisions of FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," to recognize pretax gains totaling approximately $1.1 billion in its second quarter 1999 statement of income, which added $2.55 to diluted earnings per share. These gains represented the unrealized market appreciation on these investments through the end of the 1999 first quarter. Beginning in the second quarter of 1999, the Company is recording subsequent changes in the fair values of these investments in the statement of income.

     Under the provisions of FAS 133, the initial value of the PHONES and the DECS were each split into a debt component and a derivative component. Changes in the fair values of the derivative component of the PHONES and DECS are recorded in the statement of income. Changes in the fair values of the related AOL and Mattel shares should at least partially offset changes in the fair values of the derivative component of the PHONES and the DECS, respectively. There may be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES, DECS and the related AOL and Mattel shares. The 1.0 million shares of AOL common stock related to the AOL collar are classified as available-for-sale securities, with the unrealized gain or loss on these shares reported in the accumulated other comprehensive income component of shareholders' equity. Changes in the AOL collar's time value are recorded in the Company's statement of income.

     During the 1999 third quarter, the change in fair value of the derivative component of the PHONES resulted in a pretax gain of $67 million, which was partially offset by a $42 million pretax loss resulting from the change in fair value of the related AOL trading shares. The net change in the fair values of the derivative component of the PHONES and the related AOL shares resulted in a non-cash pretax gain of

$25 million, which increased diluted earnings per share by $.06. The total change in the fair values of all of the Company's derivatives, net of changes in fair values of the related investments, resulted in a non-cash pretax gain of $21 million, which added $.05 to diluted earnings per share. Through the second and third quarters of 1999, the change in fair value of the derivative component of the PHONES resulted in a pretax gain of $417 million, which was partially offset by a $225 million pretax loss resulting from the change in fair value of the related AOL trading shares. The net change during the second and third quarters of 1999 in the fair values of the derivative component of the PHONES and the related AOL shares resulted in a non-cash pretax gain of $192 million, which increased diluted earnings per share by $.45. Through the second and third quarters of 1999, the total changes in the fair values of all of the Company's derivatives, net of changes in the fair values of the related shares, resulted in a net pretax gain of $192 million, which increased diluted earnings per share by $.45.

      The second quarter of 1999 also included a $3 million after-tax loss, or $.01 per diluted share, representing the cumulative effect of adopting FAS 133 as of the beginning of the second quarter. This cumulative effect resulted from adjusting the DECS and the AOL collar derivatives to their fair values as of March 28, 1999.

     In March 1999, the exchange of the Company's WGNX-Atlanta television station and cash for television station KCPQ-Seattle resulted in a pretax gain of $348 million, which increased diluted earnings per share by $.81. Also in March 1999, the Company sold one million shares of AOL common stock for $95 million in cash, resulting in a pretax gain of $95 million, which increased diluted earnings per share by $.22.

     In June 1998, the Company completed the exchange of its WQCD radio station in New York and cash for the assets of television stations KTWB-Seattle and WXMI-Grand Rapids, Mich. The divestiture of WQCD was accounted for as a sale, and the acquisition of the television stations was recorded as a purchase. The transaction resulted in a pretax gain of $85 million, or $.16 per diluted share. The Company also sold certain other investments and recorded certain investment write-downs in the second quarter of 1998, and sold an investment in the first quarter of 1998.


RESULTS OF OPERATIONS
---------------------

     The results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. In both publishing and broadcasting and entertainment, second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising while the fourth quarter includes advertising related to the holiday season. In education, second and third quarter revenues are typically higher than first and fourth quarter revenues. Results for the second and third quarters generally reflect the timing of sales to educational institutions for the upcoming school year, which begins in September. Results for the 1999 and 1998 third quarters reflect these seasonal patterns.

CONSOLIDATED

     The Company's consolidated operating results for the third quarter and first three quarters of 1999 and 1998 and the percentage changes from 1998 were as follows:


                                                                  Third Quarter                  Three Quarters
(Dollars in millions,                                        -----------------------      --------------------------
except per share amounts)                                    1999     1998    Change        1999      1998    Change
                                                             ----     ----    ------      ------    ------    ------
Operating revenues.....................................      $837     $757     + 11%      $2,394    $2,215     +  8%
Operating profit.......................................       199      168     + 19%         570       514     + 11%

Non-operating items:
    Gain on change in fair values of derivatives
      and related investments..........................        21        -        *          192         -        *
    Gain on reclassification of investments............         -        -        -        1,096         -        *
    Gain on sales of subsidiaries and
      investments, net of write-downs..................         -        -        -          445        93        *
                                                             ----     ----                 -----     -----
    Total..............................................        21        -        *        1,733        93        *

Net income:
    Before non-operating items.........................       109       83     + 31%         300       254     + 18%
                                                             ----     ----                 -----     -----

    Before accounting change...........................       122       83     + 46%       1,353       301        *
    Cumulative effect of accounting change, net........         -        -        -           (3)        -        *
                                                             ----     ----                 -----     -----
    Net income.........................................       122       83     + 46%       1,350       301        *

Diluted earnings per share:
    Before non-operating items.........................       .40      .30     + 33%        1.11       .91     + 22%
                                                             ----     ----                 -----     -----

    Before accounting change...........................       .45      .30     + 50%        5.14      1.08        *
    Cumulative effect of accounting change, net........         -        -        -         (.01)        -        *
                                                             ----     ----                 -----     -----
    Net income.........................................       .45      .30     + 50%        5.13      1.08        *
*Not meaningful



Earnings Per Share -- Diluted earnings per share for the 1999 third quarter rose to $.40, up 33% from $.30 last year, excluding non-operating items. For the first three quarters of 1999, diluted earnings per share increased 22% to $1.11 from $.91 in 1998, excluding non-operating items. The improvements were primarily due to operating profit gains at all three business segments, reduced equity losses, higher interest income and fewer shares outstanding. Including all non-operating items and the cumulative effect of the change in accounting to FAS 133 in the 1999 second quarter, diluted earnings per share were $.45 in the third quarter of 1999, compared with $.30 in the third quarter of 1998, and $5.13 in the first three quarters of 1999, compared with $1.08 in the first three quarters of 1998.

Operating Revenues and Profit -- The Company's consolidated operating revenues, EBITDA (operating profit before depreciation, amortization, equity results and non-operating items) and operating profit by business segment for the third quarter and first three quarters were as follows:


                                                                 Third Quarter                   Three Quarters
                                                           ------------------------      ----------------------------
(Dollars in millions)                                      1999     1998     Change        1999       1998     Change
                                                           ----     ----     ------      ------     ------     ------
Operating revenues
    Publishing.......................................      $376     $354       + 6%      $1,163     $1,103       + 5%
    Broadcasting and Entertainment...................       341      291       +17%         954        854       +12%
    Education........................................       120      112       + 6%         277        258       + 7%
                                                           ----     ----                 ------     ------
Total operating revenues.............................      $837     $757       +11%      $2,394     $2,215       + 8%

EBITDA*
    Publishing.......................................      $106     $ 98       + 8%      $  356     $  336       + 6%
    Broadcasting and Entertainment...................       123       92       +34%         342        286       +19%
    Education........................................        39       35       +10%          66         61       + 9%
    Corporate expenses...............................       (11)      (8)      -44%         (28)       (24)      -16%
                                                           ----     ----                 ------     ------
Total EBITDA.........................................      $257     $217       +18%      $  736     $  659       +12%

Operating profit
    Publishing.......................................      $ 82     $ 78       + 5%      $  289     $  278       + 4%
    Broadcasting and Entertainment...................        97       69       +40%         266        221       +20%
    Education........................................        32       29       +11%          45         41       +10%
    Corporate expenses...............................       (12)      (8)      -40%         (30)       (26)      -15%
                                                           ----     ----                 ------     ------
Total operating profit...............................      $199     $168       +19%      $  570     $  514       +11%


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


     Consolidated operating revenues for the 1999 third quarter rose 11% to $837 million from $757 million in 1998 and for the first three quarters increased 8% to $2.4 billion from $2.2 billion in 1998, mainly due to higher advertising revenues and recent acquisitions. Excluding acquisitions and divestitures ("on a comparable basis"), revenues were up 8% in the third quarter and 5% in the first three quarters.

     Consolidated operating profit increased 19% in the 1999 third quarter and 11% in the first three quarters, while EBITDA increased 18% in the third quarter and 12% in the first three quarters. Publishing operating profit increased 5% in the 1999 third quarter and 4% in the first three quarters mainly due to lower newsprint prices, acquisitions and higher general advertising revneues. Broadcasting and entertainment operating profit grew 40% in the 1999 third quarter and 20% in the first three quarters due to significant growth in television. Education operating profit increased 11% in the third quarter and 10% in the first three quarters. On a comparable basis, consolidated operating profit was up 18% in the third quarter and 11% in the first three quarters, and EBITDA increased 16% in the third quarter and 10% in the first three quarters.

Operating Expenses -- Consolidated operating expenses increased 8% in the third quarter and 7% in the first three quarters as follows:

                                                               Third Quarter                 Three Quarters
                                                          ----------------------     ---------------------------
(Dollars in millions)                                     1999    1998    Change       1999      1998     Change
                                                          ----    ----    ------     ------     -----     ------
Cost of sales.......................................      $385    $365      + 5%     $1,097    $1,049       + 5%
Selling, general & administrative...................       195     175      +12%        561       507       +11%
Depreciation & amortization
    of intangible assets............................        58      50      +17%        166       145       +14%
                                                          ----    ----               ------    ------
Total operating expenses............................      $638    $590      + 8%     $1,824    $1,701       + 7%


     Cost of sales increased 5%, or $20 million, in the 1999 third quarter and increased 5%, or $48 million, in the first three quarters. On a comparable basis, cost of sales increased 3%, or $10 million, in the third quarter and was up 2%, or $18 million, in the first three quarters. The growth in both periods was due to increased compensation expense, higher broadcast rights amortization expense, increased publishing and production costs at the education segment, higher development spending, and increased costs at KDAF-Dallas from the launch of a prime-time newscast in 1999, partially offset by lower newsprint expense. On a comparable basis, compensation expense was up 6%, or $8 million, in the third quarter and 6%, or $21 million, in the first three quarters. Broadcast rights amortization increased 6%, or $4 million, in the third quarter and was up 4%, or $9 million, in the first three quarters. Publishing and production costs at the education segment increased 5%, or $2 million, in the third quarter and 5%, or $4 million in the first three quarters. Newsprint and ink expense decreased 14%, or $7 million, in the third quarter and fell 13%, or $22 million, in the first three quarters.

     Selling, general and administrative expenses ("SG&A") were up 12%, or $20 million, in the 1999 third quarter and increased 11%, or $54 million, in the first three quarters. On a comparable basis, SG&A expenses grew 9%, or $16 million, in the third quarter and were up 8%, or $38 million, in the first three quarters due to higher compensation expense, higher development costs and increased Year 2000 compliance costs. On a comparable basis, compensation expense was up 19%, or $15 million, in the third quarter and 12%, or $29 million, in the first three quarters mainly due to increases in incentive compensation.

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

                                                                Third Quarter                   Three Quarters
                                                          ------------------------      ----------------------------
(Dollars in millions)                                     1999     1998     Change        1999       1998     Change
                                                          ----     ----     ------      ------     ------     ------
Operating revenues
    Daily newspapers.................................     $332     $330       + 1%      $1,038     $1,032         -
    Other publications/
      services/development...........................       44       24       +84%         125         71       +77%
                                                          ----     ----                 ------     ------
Total operating revenues.............................     $376     $354       + 6%      $1,163     $1,103       + 5%

EBITDA
    Daily newspapers.................................     $106     $100       + 6%      $  353     $  342       + 3%
    Other publications/
      services/development...........................        -       (2)        *            3         (6)        *
                                                          ----     ----                 ------     ------
Total EBITDA.........................................     $106     $ 98       + 8%      $  356     $  336       + 6%

Operating profit
    Daily newspapers.................................     $ 86     $ 82       + 4%      $  296     $  289       + 2%
    Other publications/
      services/development...........................       (4)      (4)      + 6%          (7)       (11)      +40%
                                                          ----     ----                 ------     ------
Total operating profit...............................     $ 82     $ 78       + 5%      $  289     $  278       + 4%
*Not meaningful


     Publishing operating revenues for the 1999 third quarter increased 6% to $376 million and for the first three quarters were up 5% to $1.2 billion, principally due to acquisitions and higher general advertising revenues at Chicago and Orlando. Excluding acquisitions, publishing revenues were up 2% in both the third quarter and the first three quarters. Advertising revenues rose 4% in the third quarter and 3% in the first three quarters. Operating profit for the 1999 third quarter grew 5% to $82 million and for the first three quarters was up 4% to $289 million, mainly from higher general advertising revenues, lower newsprint prices and acquisitions, partially offset by higher losses from Internet activities. In the third quarter of 1999, daily newspaper operating profit margins rose to 25.9% from 25.0% in 1998 and in the first three quarters increased to 28.5% from 28.0% in 1998.

     Publishing group revenues, by classification, for the third quarter and first three quarters were as follows:

                                                       Third Quarter                 Three Quarters
                                                  ----------------------      ---------------------------
(Dollars in millions)                             1999    1998    Change        1999      1998     Change
                                                  ----    ----    ------      ------    ------     ------
Advertising
    Retail.....................................   $109    $105      + 4%      $  337    $  325       + 4%
    General....................................     41      32      +25%         130       110       +18%
    Classified.................................    133     134        -          413       419       - 1%
                                                  ----    ----                ------    ------
Total advertising..............................    283     271      + 4%         880       854       + 3%
Circulation....................................     59      60      - 2%         181       183       - 1%
Other..........................................     34      23      +50%         102        66       +53%
                                                  ----    ----                ------    ------
Total revenues.................................   $376    $354      + 6%      $1,163    $1,103       + 5%

     Retail advertising revenues grew 4% in both the 1999 third quarter and in the first three quarters, mainly due to the acquisition of Sun-Sentinel Community News Group in September 1998. General advertising revenues for the 1999 third quarter were up 25%, primarily due to increases in the high-tech category in Chicago and Fort Lauderdale, the resorts category in Chicago and automotive advertising in Fort Lauderdale, Chicago and Orlando. In the first three quarters, general advertising rose 18% due to increases in Chicago in the high-tech, financial and resorts categories and gains in automotive advertising in Chicago, Orlando and Fort Lauderdale. Classified advertising revenues declined slightly in the third quarter and 1% in the first three quarters, mainly due to declines in Chicago in the help wanted and real estate advertising categories, offset by improved automotive advertising.

     Total advertising linage declined 2% in the third quarter and fell less than 1% in the first three quarters. Full run retail advertising linage decreased 4% in the third quarter and 3% in the first three quarters, due to declines in Fort Lauderdale and Orlando. Full run general advertising linage improved 23% in the third quarter and 22% in the first three quarters primarily due to gains at all of the daily newspapers. Full run classified advertising linage decreased 2% in both the third quarter and the first three quarters due to declines in Orlando, Chicago and Fort Lauderdale. Part run advertising linage was down 1% in the third quarter and 2% in the first three quarters due to decreases in Chicago and Fort Lauderdale. Preprint advertising linage declined 3% in the third quarter due to decreases in Chicago and Newport News, while improving 2% in the first three quarters mainly due to gains in Orlando, Chicago and Fort Lauderdale. The following summary presents advertising linage for the third quarter and the first three quarters:

                                                    Third Quarter                      Three Quarters
                                              --------------------------       ----------------------------
(Inches in thousands)                          1999      1998     Change         1999       1998     Change
                                              -----     -----     ------       ------     ------     ------
Full run
    Retail................................      816       847       - 4%        2,564      2,631       - 3%
    General...............................      222       180       +23%          707        580       +22%
    Classified............................    1,678     1,715       - 2%        5,092      5,179       - 2%
                                              -----     -----                  ------     ------
Total full run............................    2,716     2,742       - 1%        8,363      8,390         -
Part run..................................    2,357     2,382       - 1%        7,295      7,433       - 2%
Preprint..................................    2,509     2,599       - 3%        7,497      7,366       + 2%
                                              -----     -----                  ------     ------
Total inches..............................    7,582     7,723       - 2%       23,155     23,189         -

     Circulation revenues decreased 2% in the 1999 third quarter and 1% in the first three quarters. Total average daily circulation was down 2% to 1,196,000 copies in the 1999 third quarter, and total average Sunday circulation declined 1% to 1,825,000 copies. For the first three quarters of 1999, total average daily circulation fell 2% to 1,239,000 copies, while total average Sunday circulation was down 1% to 1,878,000 copies. Declines in circulation copies resulted partially from reduced discounting.

     Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; revenues from Internet/electronic products; cable news programming; distribution of entertainment listings; and other publishing-related activities. The increase in other revenues in the 1999 third quarter and first three quarters resulted primarily from the acquisition of JDTV in February 1999 and higher revenues from direct mail and commercial printing operations.

Operating Expenses -- Publishing operating expenses increased 7%, or $19 million, in the third quarter and 6%, or $48 million, in the first three quarters, mainly due to acquisitions and increased Internet spending. On a comparable basis, expenses grew 2%, or $6 million, in the third quarter and were up 1%, or $12 million, in the first three quarters. On a comparable basis, newsprint and ink expense decreased 14%, or $7 million, in the third quarter of 1999, as average newsprint costs declined 15% and consumption rose 1%. For the first three quarters, newsprint and ink expense decreased 13%, or $22 million, as average newsprint costs declined 12% and consumption fell 2%. Other expenses, on a comparable basis, were up 6%, or $13 million, in the 1999 third quarter and 5%, or $33 million, in the first three quarters, mainly due to increases in compensation expense, development spending, depreciation expense, promotion expense and Year 2000 compliance costs. Compensation expense increased 5%, or $5 million, in the third quarter and 5%, or $15 million, in the first three quarters. Spending for development activities grew $5 million and $8 million in the 1999 third quarter and first three quarters, respectively. Depreciation expense increased $2 million in the third quarter and $4 million in the first three quarters. Promotion expenses were up $1 million in the third quarter and $3 million in the first three quarters. Year 2000 compliance expenses increased $2 million in the first three quarters.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit -- The following table presents operating revenues, EBITDA and operating profit for television, radio and entertainment/other for the third quarter and first three quarters. Entertainment/other includes Tribune Entertainment and the Chicago Cubs.


                                                         Third Quarter                Three Quarters
                                                   ------------------------     ------------------------
(Dollars in millions)                              1999     1998     Change     1999     1998     Change
                                                   ----     ----     ------     ----     ----     ------
Operating revenues
     Television................................    $266     $225      + 18%     $796     $695      + 14%
     Radio.....................................      14       13      + 13%       40       41      -  1%
     Entertainment/other.......................      61       53      + 15%      118      118         -
                                                   ----     ----                ----     ----
Total operating revenues.......................    $341     $291      + 17%     $954     $854      + 12%

EBITDA
     Television................................    $106     $ 84      + 26%     $323     $270      + 19%
     Radio.....................................       4        4      + 13%       12       14      - 12%
     Entertainment/other.......................      13        4      +232%        7        2      +171%
                                                   ----     ----                ----     ----
Total EBITDA...................................    $123     $ 92      + 34%     $342     $286      + 19%

Operating profit
     Television................................    $ 81     $ 63      + 29%     $252     $210      + 20%
     Radio.....................................       4        3      + 17%       11       12      -  9%
     Entertainment/other.......................      12        3      +316%        3       (1)        *
                                                   ----     ----                ----     ----
Total operating profit.........................    $ 97     $ 69      + 40%     $266     $221      + 20%
*Not meaningful


     Broadcasting and entertainment operating revenues increased 17% to $341 million in the 1999 third quarter and grew 12% to $954 million in the first three quarters due to higher television revenues. Television revenues were up 18%, or $41 million, in the third quarter and 14%, or $101 million, in the first three quarters due to strong performance of the syndicated show "Friends" which debuted in fall 1998; improvement of The WB primetime; and the acquisitions of stations in Grand Rapids and Seattle. In addition to KCPQ-Seattle, which was acquired in exchange for WGNX-Atlanta in March 1999, Tribune acquired KTWB-Seattle and WXMI-Grand Rapids in June 1998 in exchange for Tribune's WQCD radio station. On a comparable basis, television revenues increased 17% in the third quarter and 12% in the first three quarters primarily due to improvements at WPIX-New York, WGN-Chicago, KTLA-Los Angeles and WLVI-Boston. Radio revenues decreased 1% in the first three quarters mainly due to the divestiture of WQCD. On a comparable basis, radio revenues grew 8% in the first three quarters. Entertainment/other revenues rose 15% in the 1999 third quarter due to higher revenues at the Chicago Cubs as the result of 12 more home games in the 1999 third quarter. Entertainment/other revenues were flat in the first three quarters as higher Chicago Cubs revenues from higher attendance, increased ticket prices and higher television revenues were offset by lower revenues at Tribune Entertainment due to the absence of "The Geraldo Rivera Show," which ended after the 1997-1998 season.

     Operating profit for broadcasting and entertainment was up 40% to $97 million in the 1999 third quarter and increased 20% to $266 million in the first three quarters, due to improvements in television. Television operating profit increased 29% in the 1999 third quarter and 20% in the first three quarters, mainly from growth at The WB affiliates, led by WPIX-New York, WGN-Chicago, KTLA-Los Angeles and WLVI-Boston. On a comparable basis, television operating profit increased 30% in the 1999 third quarter and 21% in the first three quarters.

Operating Expenses -- Broadcasting and entertainment operating expenses increased 10%, or $22 million, in the third quarter of 1999 and 9%, or $56 million, in the first three quarters. The increases were in part due to the television station acquisitions, partially offset by the sale of WGNX-Atlanta. On a comparable basis, broadcasting and entertainment operating expenses were up 8%, or $18 million, in the third quarter and 6%, or $34 million, in the first three quarters due to increased compensation costs, higher broadcast rights amortization, increased depreciation expense and higher costs at KDAF-Dallas from the launch of a prime-time newscast in 1999. On a comparable basis, compensation costs grew 16%, or $13 million, in the third quarter and 11%, or $23 million, in the first three quarters, partially due to higher players' salaries at the Cubs. Broadcast rights amortization increased 6%, or $4 million, in the third quarter and 4%, or $9 million, in the first three quarters.


EDUCATION

Operating Revenues and Profit -- The following table presents education operating revenues, EBITDA and operating profit for the third quarter and first three quarters:

                                       Third Quarter           Three Quarters
                                   --------------------     --------------------
(Dollars in millions)              1999   1998   Change     1999   1998   Change
                                   ----   ----   ------     ----   ----   ------

Operating revenues................ $120   $112     + 6%     $277   $258     + 7%
EBITDA............................   39     35     +10%       66     61     + 9%
Operating profit..................   32     29     +11%       45     41     +10%


     Education's third quarter 1999 operating revenues increased 6% to $120 million and were up 7% to $277 million in the first three quarters. The improvement was primarily due to solid growth in educational product sales through the school channel, especially in the categories of math and language arts.

     Education operating profit rose 11% to $32 million in the 1999 third quarter and grew 10% to $45 million in the first three quarters due to revenue increases.

Operating Expenses -- Education operating expenses increased 5%, or $4 million, in the 1999 third quarter and 7%, or $15 million, in the first three quarters, primarily due to increased publishing and production costs due to growth in sales volume and higher sales and marketing costs. Publishing and production costs increased 5%, or $2 million, in the 1999 third quarter and 5%, or $4 million, in the first three quarters. Sales and marketing costs grew 7%, or $1 million, in the 1999 third quarter and 13%, or $6 million, in the first three quarters.


EQUITY RESULTS

     Net loss on equity investments in the third quarter of 1999 totaled $6 million, down from a loss of $7 million in 1998, and for the first three quarters totaled $23 million, down from a loss of $29 million in 1998. Equity losses relate primarily to the Company's interest in the growing WB Network and various Internet-related investments.

OTHER

     Interest expense for the 1999 third quarter increased 34% to $30 million from $22 million last year, and for the first three quarters grew 30% to $83 million from $64 million in 1998, primarily due to the April 1999 issuance of the PHONES. Interest income for the 1999 third quarter was $16 million compared with $1 million last year, and for the first three quarters was $31 million compared with $4 million in 1998, due to higher cash balances from the investment of the PHONES proceeds. The effective tax rate, excluding non-operating items, was 39.4% for both the 1999 third quarter and first three quarters and 40.4% for both the 1998 third quarter and first three quarters.


LIQUIDITY AND CAPITAL RESOURCES
-------------------------------

     Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by operations in the first three quarters was $402 million in 1999, down from $413 million in 1998 due to changes in working capital requirements. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt.

     Net cash used for investments totaled $140 million in the first three quarters of 1999 as the Company spent $200 million for acquisitions and investments, while receiving $99 million in gross proceeds from the sales of investments.

     Net cash provided by financing activities in the 1999 first three quarters was $825 million due to the issuance of the PHONES and sales of stock to employees, partially offset by repayments of debt, purchases of treasury stock and payments of dividends. In the first three quarters of 1999, the Company repaid $151 million of commercial paper and repurchased 4.9 million shares of its common stock for $195 million. Of this total, the Tribune Stock Compensation Fund ("TSCF") purchased 3.8 million shares from a financial institution for $158 million, or approximately $42 per share. At September 26, 1999, 280,000 shares were subject to a market price adjustment provision with the financial institution. The Company established the TSCF in July 1998 to purchase common stock for the purpose of funding certain existing stock-based compensation plans. At September 26, 1999, the Company had authorization to repurchase an additional $414 million of its common stock. The 1999 common dividend increased 6% to $.27 per share for the first three quarters from $.255 per share in 1998.


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

System and Equipment Inventory and Analysis -- The system and equipment inventory and analysis phase consisted of compiling a detailed inventory of all of the Company's information and non-information technology hardware, software, systems and equipment to determine which of these items are date-sensitive and required remediation to become Year 2000 compliant. This analysis involved both an internal assessment and contact with the systems and equipment manufacturers. The principal systems and equipment identified by the Company as requiring remediation were financial systems, human resource systems and news production systems. This phase is complete.

Remediation, Testing and Implementation -- The remediation, testing and implementation phase consisted of determining and implementing a remediation method (upgrade, replace or discontinue) for date-sensitive items. The remediated item was tested and returned to normal operations when compliant. Testing for certain systems included functional testing of remedial measures and regression testing to validate that changes did not alter existing functionality. A separate Year 2000 mainframe environment was created to test all operating system software and program product software. This Year 2000 environment was designed to accomplish "end to end" testing of the larger systems applications and to validate interface communications between systems applications. The Company also performed its own tests of mission critical vendor-provided systems and equipment, even if vendor certification of Year 2000 compliance was received. The Company worked with the manufacturers of its affected systems and other outside vendors to implement required upgrades. The Company also identified vendors from whom the Company can procure new systems and equipment to replace non-compliant systems and equipment. This phase is complete.

Contingency Planning -- Contingency planning consists of developing solutions and options in the event that the Company experiences a failure in its production processes or in the operations of certain of the Company's vendors. Contingency plans and enactment dates for production processes and vendors have been developed. The Company will continue to review, test and revise contingency plans throughout the remainder of 1999.

Vendors and Investments -- Vendor management consists of assessing vendor readiness, and if necessary, identifying alternate channels to receive critical materials and/or supplies. The Company has initiated formal communications with its vendors through an assessment survey. For critical vendors, including utilities, banks, newsprint and ink suppliers and a satellite provider, site visits have been completed. In the event that satisfactory commitments from key suppliers were not received, the Company has formed plans for the continuing availability of critical materials and supplies through alternate channels. In general, the Company is comfortable with the progress made by critical vendors to date and no critical issues have been identified, except for a general concern with the utilities industry as alternative suppliers may not be available. Tribune is also assessing Year 2000 compliance of the companies in its venture investment portfolio. Tribune will continue to monitor information provided by these companies regarding their progress toward remediation of Year 2000 issues.

Risks
-----

The Company may discover additional Year 2000 problems, including remediation or contingency plans that are not feasible. In many cases, the Company is relying on assurances from vendors that their systems, or that new or upgraded systems acquired by the Company, will be Year 2000 compliant. The Company believes that one of its principal Year 2000 risks is the effect the Year 2000 issue will have on its vendors, especially the utilities industry. A substantial part of the Company's day-to-day operations is dependent on power and telecommunications services, for which alternative sources of service may be limited. The Company will continue to investigate the readiness of its suppliers, including utilities, and pursue the availability of alternatives to further analyze and diminish the extent of any impact Year 2000 issues may have on the Company. Although there can be no assurance that the Company will be able to complete all of the modifications in the required timeframe and that unanticipated events will not occur, it is management's belief that the Company is taking adequate action to address Year 2000 issues. In the event that either the Company or the Company's vendors fail to adequately address Year 2000 issues, the Company could suffer business interruptions. If such interruptions cause the Company to be unable to fulfill its obligations to third parties, the Company could be exposed to liability to such third parties.

Costs
-----

The Company does not currently expect that the costs of addressing the Year 2000 issue will have a material effect on the consolidated financial position or results of operations of the Company. Year 2000 compliance costs are expensed as incurred and are funded through operating cash flow. The Company currently estimates total expenses to range from $17 to $20 million, of which $13.9 million was incurred through September 26, 1999.

Item 3.  Quantitative and Qualitative Disclosure About Market Risk.
         ---------------------------------------------------------

     The following represents an update of the Company's market sensitive financial information. This information contains forward-looking statements and should be read in conjunction with Item 7A of the Company's 1998 Form 10-K.


EQUITY PRICE RISKS

Available-for-sale securities. The Company has common stock investments in several publicly traded companies that are subject to market price volatility. Except for 8.0 million shares of AOL common stock and 5.5 million shares of Mattel common stock (see discussion below), these investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in the accumulated other comprehensive income component of shareholders' equity.

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


                            Valuation of Investments                       Valuation of Investments
                          Assuming Indicated Decrease                     Assuming Indicated Increase
                              in Each Stock's Price                          in Each Stock's Price
                          ----------------------------   Sept. 26, 1999   ----------------------------
(In thousands)              -30%       -20%      -10%       Fair Value      +10%      +20%      +30%
                          --------  --------  --------   --------------   --------  --------  --------
Common stock
   investments in
   public companies       $250,600  $286,400  $322,200     $358,000(1)    $393,800  $429,600  $465,400


(1) Includes approximately two million shares of AOL common stock valued at $193,700. Excludes 8.0 million shares of AOL common stock and 5.5 million shares of Mattel common stock, see discussion below.


     During the last 12 quarters, market price movements caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in ten of the quarters, by 20% or more in six of the quarters and by 30% or more in five of the quarters.

Derivatives and related trading securities. The Company has issued 8.0 million PHONES related to its investment in 8.0 million shares of AOL common stock and
4.6 million DECS related to its investment in 5.5 million shares of Mattel common stock. See Note 4 to the Company's Condensed Consolidated Financial Statements in this Form 10-Q for further discussion of the PHONES and Note 6 to the Company's Consolidated Financial Statements in the 1998 Annual Report for further discussion of the DECS. Beginning in the second quarter of 1999, these investments in AOL and Mattel stock are classified as trading securities, and changes in their fair values, net of the changes in the fair values of the related derivative components of the PHONES and the DECS, are recorded in the statement of income.

     At maturity, the PHONES will be redeemed at the greater of the then market value of AOL common stock or $157 per PHONES. At September 26, 1999, the PHONES fair value was $842 million. Since the issuance of the PHONES in April 1999, changes in the fair value of the PHONES have partially offset changes in the fair value of the related AOL shares.

     At maturity, the DECS will be repaid using shares of Mattel common stock or, at the Company's option, the cash equivalent thereof. The number of Mattel shares due at maturity, or the cash equivalent thereof, is based on the fair market value of the Mattel common stock, adjusted using a predetermined formula that allocates a portion of the appreciation, if any, to the Company. Holders of the DECS bear the full risk of a decline in the value of Mattel common stock. The fair value of the DECS was $118 million at September 26, 1999. Since the issuance of the DECS in August 1998, changes in the fair value of the DECS have partially offset changes in the fair value of the related Mattel shares. There may be periods with significant non-cash increases or decreases to the Company's net income pertaining to the DECS and the related Mattel shares.

     The following analysis presents the hypothetical change in the fair value of the Company's 8.0 million shares of AOL common stock related to the PHONES and 5.5 million shares of Mattel common stock related to the DECS assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock's price.

                            Valuation of Investments                         Valuation of Investments
                          Assuming Indicated Decrease                       Assuming Indicated Increase
                              in Each Stock's Price                            in Each Stock's Price
                          ----------------------------   Sept. 26, 1999   ------------------------------
(In thousands)              -30%       -20%      -10%       Fair Value      +10%      +20%        +30%
                          --------  --------  --------   --------------   --------  --------  ----------
AOL common stock          $546,000  $624,000  $702,000      $780,000      $858,000  $936,000  $1,014,000
Mattel common stock         84,000    96,000   108,000       120,000       132,000   144,000     156,000

     During the last 12 quarters, market price movements have caused the fair value of the Company's 8.0 million shares in AOL common stock to change by 10% or more in nine of the quarters, by 20% or more in eight of the quarters and by 30% or more in five of the quarters. For the Company's 5.5 million shares in Mattel common stock, market price movements have caused the fair value to change by 10% or more in ten of the quarters, by 20% or more in five of the quarters and by 30% or more in three of the quarters.

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

             o The Company filed a Form 8-K Current Report dated July 28, 1999, which reported under Item 5 a 2-for-1 common stock split effected by a 100% stock dividend distributed on September 9, 1999, to holders of record on August 19, 1999. No financial statements were filed as part of the report.

                                    SIGNATURE



       Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                    TRIBUNE COMPANY
                                    (Registrant)



Date:  November 9, 1999             /s/ R. Mark Mallory
                                    -------------------
                                    R. Mark Mallory
                                    Vice President and Controller
                                    (on behalf of the Registrant
                                    and as Chief Accounting Officer)