Form 10-K405
period 1999-12-26
TRIBUNE CO
filed 2000-03-16
CIK 726513

================================================================================

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

                 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 1999        Commission file number 1-8572


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

6 1/4% Exchangeable Notes Due August 15, 2001            New York Stock Exchange
2% Exchangeable Subordinated Debentures Due 2029         New York Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes [X]. No __.

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

    Aggregate market value of the Company's voting and non-voting common equity held by non-affiliates on March 7, 2000, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $7,407,000,000.

    At March 7, 2000 there were 237,490,572 shares of the Company's Common Stock outstanding.

    The following documents are incorporated by reference, in part:

        1999 Annual Report to Shareholders (Parts I and II, to the extent described therein).

        Definitive Proxy Statement for the May 2, 2000 Annual Meeting of
             Shareholders (Part III, to the extent described therein).

================================================================================

                                     PART I

ITEM 1.   BUSINESS.

     Tribune Company ("Tribune" or the "Company") is a media company. Through its subsidiaries, the Company is engaged in the publishing of newspapers, books, educational materials and information in print and digital formats and the broadcasting, development and distribution of information and entertainment principally in metropolitan areas in the United States. The Company was founded in 1847 and incorporated in Illinois in 1861. As a result of a corporate restructuring in 1968, the Company became a holding company incorporated in Delaware. References in this report to "the Company" include Tribune Company and its subsidiaries, unless the context otherwise indicates. The information in this Item 1 should be read in conjunction with the information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1999 Annual Report to Shareholders, which information is incorporated herein by reference. Certain prior year amounts have been reclassified to conform with the 1999 presentation. All Company share and per share data have been restated to reflect a two-for-one common stock split effective Sept. 9, 1999.

     This Annual Report on Form 10-K contains certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in advertising demand; newsprint prices; interest rates; competition; regulatory rulings and other economic conditions; the effect of professional sports team labor strikes, lock-outs and negotiations; the effect of acquisitions, investments and divestitures on the Company's results of operations and financial condition; and the Company's reliance on third-party vendors for various services. The words "believe," "expect," "anticipate," "estimate" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.


Recent Developments

     On March 13, 2000, Tribune and The Times Mirror Company ("Times Mirror") announced the signing of a definitive agreement for a merger of the two companies in a cash and stock transaction valued at approximately $8 billion. Times Mirror publishes the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The (Stamford) Advocate, Greenwich Time and several smaller newspapers. Times Mirror also provides information to the aviation market and publishes magazines. The combined company will have a major presence in 18 of the nation's top 30 U.S. markets, including New York, Los Angeles and Chicago.

     Tribune will make a cash tender offer for up to 28 million Times Mirror shares (approximately 48% of shares outstanding) at a price of $95 per share. Following completion of the tender offer, Tribune and Times Mirror will merge in a transaction in which each remaining Times Mirror shareholder will receive 2.5 shares of Tribune common stock for each share of Times Mirror stock held. In addition, if fewer than 28 million Times Mirror shares are purchased in the tender offer, Times Mirror shareholders will be permitted to elect cash in the merger, up to the balance of the 28 million shares.

     The merger is subject to the approval of the shareholders of both companies. It is also subject to other customary conditions, including Hart-Scott-Rodino clearance. The Chandler Trusts, who control the vote of approximately 65% of Times Mirror, have signed a voting agreement committing to vote their shares in favor of the transaction. The companies expect the tender offer to be completed in mid-April and the merger to be completed in the second or third quarter of 2000. The companies expect the transaction to be tax-free to Times Mirror shareholders who elect to take Tribune stock.

     Further information concerning this transaction is included in the Company's two reports on Form 8-K, both dated March 13, 2000.

Business Segments

     The Company's operations are divided into three industry segments, identified according to product: publishing, broadcasting and entertainment, and education. These segments operate primarily in the United States. The following table sets forth operating revenues and profit information for each segment of the Company (in thousands).

                                                                       Fiscal Year Ended December
                                                             --------------------------------------------
                                                                   1999             1998             1997
                                                             ----------       ----------       ----------
Operating Revenues: (1)
  Publishing.............................................    $1,580,226       $1,498,573       $1,436,718
  Broadcasting and Entertainment.........................     1,302,058        1,153,006        1,057,529
  Education..............................................       339,606          329,310          225,533
                                                             ----------       ----------       ----------
       Total Operating Revenues..........................    $3,221,890       $2,980,889       $2,719,780
                                                             ----------       ----------       ----------

Operating Profit: (2)
  Publishing.............................................    $  396,539       $  377,137       $  354,585
  Broadcasting and Entertainment.........................       378,798          317,355          285,896
  Education..............................................        34,570           43,232           35,976
  Corporate Expenses.....................................       (39,467)         (35,435)         (34,426)
                                                             ----------       ----------       ----------
       Total Operating Profit............................    $  770,440       $  702,289       $  642,031
                                                             ----------       ----------       ----------
-----
(1) Includes revenues earned outside the United States, which were not significant.
(2) Operating profit for each segment excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.


      The following table sets forth asset information for each industry segment (in thousands).

                                                                     Fiscal Year Ended December
                                                             ----------------------------------------
                                                                   1999           1998           1997
                                                             ----------     ----------     ----------
Assets:
  Publishing.............................................    $  947,530     $  800,853     $  668,532
  Broadcasting and Entertainment.........................     3,711,416      3,148,814      2,923,663
  Education..............................................       815,693        782,438        717,301
  Corporate (1)..........................................     3,323,052      1,203,465        468,058
                                                             ----------     ----------     ----------
       Total Assets......................................    $8,797,691     $5,935,570     $4,777,554
                                                             ----------     ----------     ----------
-----
(1)  Corporate assets include cash and the Company's investment portfolio.


     The Company's results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. In both publishing and broadcasting and entertainment, second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. In education, second and third quarter revenues are typically higher than first and fourth quarter revenues. Results for the second and third quarters generally reflect the timing of sales to educational institutions for the upcoming school year, which begins in September. Fiscal years 1999, 1998 and 1997 all comprised 52 weeks.

Publishing

     The publishing segment represented 49% of the Company's consolidated operating revenues in 1999. The 12-month combined average circulation in 1999 of the Company's daily newspapers was approximately 1.2 million daily and 1.9 million Sunday. The Company's primary newspapers are the Chicago Tribune, the South Florida-based Sun-Sentinel, The Orlando Sentinel and the Hampton Roads
(VA)-based Daily Press. The Company formerly owned two daily newspapers and a weekly newspaper located in suburban areas in the San Diego, California market that were sold in July 1995. For 1999, the portion of total publishing operating revenues represented by each of the Company's newspaper subsidiaries was as follows: Chicago Tribune Company--52%; Sun-Sentinel Company--21%; Orlando Sentinel Communications Company--17%; and The Daily Press, Inc.--4%. In addition, the Company owns an entertainment listings, newspaper syndication and media marketing company, a Chicago-area cable television news channel and other publishing-related businesses. The Company also operates the Internet sites of the Company's newspapers and broadcasting stations, and develops new online products and services.

     Each of the Company's newspapers operates independently to most effectively meet the needs of the area it serves. Local management establishes editorial policies. The Company coordinates certain aspects of operations and resources in order to provide greater operating efficiency and economies of scale.

     The Company's newspapers compete for readership and advertising in varying degrees with other metropolitan, suburban and national newspapers, as well as with television, radio, Internet services and other media. Competition for newspaper advertising is based upon circulation levels, readership demographics, price, service, and advertiser results, while competition for circulation is based upon the content of the newspaper, service and price.

     The Company's newspapers are printed in Company-owned production facilities. The principal raw material is newsprint. In 1999, the Company's newspapers consumed approximately 386,000 metric tons of newsprint. Average newsprint transaction prices decreased 15% in 1997 from 1996. Average newsprint prices remained relatively steady in 1998, increasing 3% from 1997. Average newsprint prices declined throughout 1999, decreasing 11% from 1998.

     The Company is party to a contract with Donohue Inc., expiring in 2007, to supply newsprint based on market prices. Under the contract, the Company has agreed to purchase 257,000 metric tons of newsprint in each of the years 2000 to 2007, subject to certain limitations. In 1999, approximately 67% of the newspapers' newsprint supply was purchased from Donohue.

     The following table provides a breakdown of revenues for the publishing segment for the last three years.

                               Operating Revenues
                                 (In thousands)

                                                                             Fiscal Year Ended December
                                                                   --------------------------------------------
                                                                         1999             1998             1997
                                                                   ----------       ----------       ----------
Advertising
  Retail.....................................................      $  481,137       $  469,588       $  455,104
  General....................................................         187,508          154,696          149,681
  Classified ................................................         532,616          537,655          510,753
                                                                   ----------       ----------       ----------
    Total....................................................       1,201,261        1,161,939        1,115,538
Circulation .................................................         241,258          243,842          250,558
Other (1)....................................................         137,707           92,792           70,622
                                                                   ----------       ----------       ----------
    Total....................................................      $1,580,226       $1,498,573       $1,436,718
                                                                   ----------       ----------       ----------
-----
(1)  Primarily includes revenues from advertising placement services; the syndication of columns, features, information and

     comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; revenues from Internet/electronic products; cable television news programming; distribution of entertainment listings; and other publishing-related activities.


     Advertising revenues grew in 1999 mainly due to higher general revenues resulting from volume and rate increases and the September 1998 acquisition of Sun-Sentinel Community News Group (formerly South Florida Newspaper Network). Retail advertising revenues grew due to the acquisition of Sun-Sentinel Community News Group. General advertising revenues grew primarily due to increases in Chicago in the high-tech, financial and resorts categories and gains in automotive advertising in Orlando, Fort Lauderdale and Chicago. Classified advertising revenues decreased mainly due to declines in Chicago in the help wanted and real estate advertising categories, partially offset by improved automotive advertising; increased help wanted advertising in Fort Lauderdale; improved real estate advertising in Orlando; and higher Internet advertising. Other revenues increased in 1999 primarily from the acquisition of JDTV in February 1999 and higher revenues from direct mail and commercial printing operations.


                             Chicago Tribune Company

     Founded in 1847, the Chicago Tribune is published daily, including Sunday, and primarily serves a nine-county market in northern Illinois and Indiana. This market ranks third in the United States in number of households. For the six months ended September 1999, the Chicago Tribune ranked 7th in average daily circulation and 4th in average Sunday circulation in the nation, based on Audit Bureau of Circulations ("ABC") averages. For the six months ended September 1999, the Chicago Tribune had a 34% lead in total daily paid circulation and a 149% lead in Sunday paid circulation over its principal competitor, the Chicago Sun-Times, based on ABC averages. The Chicago Tribune's total advertising volume and operating revenues are estimated to be substantially greater than those of the Sun-Times. The Chicago Tribune also competes with other city, suburban and national daily newspapers, direct mail operations, local and national Internet services and other media. Approximately 77% of the paper's daily and 62% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes. The daily edition's newsstand price increased by $.15 to $.50 in September 1992. The Sunday edition's newsstand price increased by $.25 to $1.75 in October 1995. In August 1999, the weekly home delivery price increased $.20 to $4.40. The following tables set forth selected information for the Chicago Tribune daily newspaper and other related activities.

                                                                Averages for the Twelve Months Ended December
                                                               -----------------------------------------------
                                                                    1999               1998               1997
                                                               ---------          ---------          ---------
Circulation:
  Daily ...................................................      632,000            653,000            656,000
  Sunday...................................................    1,014,000          1,027,000          1,028,000

                                                                          Fiscal Year Ended December
                                                               -----------------------------------------------
                                                                   1999                1998               1997
                                                               --------            --------           --------
Advertising Inches (in thousands):
  Full Run (all zones)
    Retail.................................................         908                 907                923
    General................................................         405                 367                361
    Classified.............................................       1,347               1,420              1,406
                                                               --------            --------           --------
       Total...............................................       2,660               2,694              2,690
  Part Run.................................................       5,209               5,325              5,445
  Preprinted Inserts.......................................       4,514               4,229              3,347
                                                               --------            --------           --------
       Total Inches........................................      12,383              12,248             11,482
                                                               --------            --------           --------

Operating Revenues (in thousands)..........................    $818,299            $808,705           $788,577
                                                               --------            --------           --------

                                       4

    The 1999 improvement in advertising volume was mainly due to increased preprinted inserts for retailers and increased high-tech general advertising.

     The Chicago Tribune publishes Exito!, a weekly newspaper targeting Spanish-speaking households. Other businesses owned by Chicago Tribune Company include Tribune Direct Marketing, a direct mail operation; and RELCON, Inc., a publisher of free apartment and new-home guides and a provider of apartment-rental referral services to prospective renters. The Chicago Tribune also offers printing and delivery of other publications.


                     Sun-Sentinel Company (Fort Lauderdale)

     The Sun-Sentinel is published daily, including Sunday, and leads the Broward/South Palm Beach market in circulation. The Miami/Fort Lauderdale market ranks 16th in the nation in terms of households. The paper's principal competition comes from the Miami Herald and national and local publications, as well as other media. Approximately 72% of the paper's daily and 68% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes. The daily Broward edition's newsstand price increased by $.10 to $.35 in May 1995. The daily South Palm Beach edition's newsstand price increased $.15 to $.50 in January 1996. The newsstand price of all Sunday editions was increased by $.25 to $1.00 in November 1989. In January 1992, the newsstand price of the South Palm Beach Sunday edition increased by $.25 to $1.25. In March 1996, the weekly home delivery price for the Broward edition increased $.15 to $2.75. In November 1996, the weekly home delivery price for the South Palm Beach edition increased $.25 to $3.00. The following tables set forth selected information for the Sun-Sentinel daily newspaper and other related activities.

                                                                Averages for the Twelve Months Ended December
                                                               -----------------------------------------------
                                                                  1999                 1998               1997
                                                               -------              -------            -------
Circulation:
  Daily ...................................................    258,000              261,000            257,000
  Sunday...................................................    371,000              374,000            372,000


                                                                          Fiscal Year Ended December
                                                               ------------------------------------------------
                                                                   1999                1998                1997
                                                               --------            --------            --------
Advertising Inches (in thousands): (1)
  Full Run (all zones)
    Retail.................................................       1,151               1,266               1,190
    General................................................         303                 242                 245
    Classified.............................................       2,635               2,683               2,417
                                                               --------            --------            --------
       Total...............................................       4,089               4,191               3,852
  Part Run.................................................       2,761               2,822               2,938
  Preprinted Inserts.......................................       1,865               1,857               1,754
                                                               --------            --------            --------
       Total Inches........................................       8,715               8,870               8,544
                                                               --------            --------            --------

Operating Revenues (in thousands)..........................    $329,309            $319,006            $308,023
                                                               --------            --------            --------
-----
(1)  Excludes inches for Gold Coast Shopper and other targeted publications.


     The 1999 decline in advertising volume was mainly due to decreased department store retail advertising.

     The Sun-Sentinel Company owns Gold Coast Shopper, a publication located in Deerfield Beach and City Link (formerly known as XS), a weekly publication. In May 1999, the Company purchased Florida New Homes and Condominiums Guide, a bimonthly real estate magazine. In December 1997, Exito!, a weekly publication of the Sun-Sentinel Company targeting young adults and Spanish-speaking households, ceased publication. The Sun-Sentinel also offers printing and delivery of other publications, direct mail services and publications targeted to specific consumer market segments, such as South Florida Parenting, acquired in 1994.

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

                                                                 Averages for the Twelve Months Ended December
                                                               ------------------------------------------------
                                                                  1999                 1998                1997
                                                               -------              -------             -------
Circulation:
  Daily ...................................................    262,000              259,000             259,000
  Sunday...................................................    380,000              381,000             382,000


                                                                          Fiscal Year Ended December
                                                               ------------------------------------------------
                                                                   1999                1998                1997
                                                               --------            --------            --------
Advertising Inches (in thousands):
  Full Run (all zones)
    Retail.................................................         832                 904                 964
    General................................................         237                 175                 158
    Classified.............................................       1,598               1,691               1,720
                                                               --------            --------            --------
       Total...............................................       2,667               2,770               2,842
  Part Run ................................................       1,660               1,594               1,481
  Preprinted Inserts.......................................       3,364               3,199               3,155
                                                               --------            --------            --------
       Total Inches. ......................................       7,691               7,563               7,478
                                                               --------            --------            --------

Operating Revenues (in thousands)..........................    $265,482            $260,903            $253,570
                                                               --------            --------            --------


     The 1999 improvement in advertising volume was mainly due to higher preprinted inserts for retailers, partially offset by a decline in full run retail and help wanted classified inches.

     The Orlando Sentinel also publishes US/Express, a free weekly entertainment publication used to distribute advertising to non-subscribers, which is syndicated nationally; a group of parenting magazines, and the RELCON apartment guide for the Central Florida market. In 1997, The Orlando Sentinel began publishing New Homes and Auto Finder, which are free publications distributed in the Central Florida market. The Orlando Sentinel also offers printing and delivery of other publications.


                 The Daily Press, Inc. (Newport News, Virginia)

     The Daily Press is published daily, including Sunday, and serves the Hampton Roads market. The Daily Press constitutes the only major daily newspaper in the market, although it competes with other regional and national newspapers, as well as other media. The Daily Press market includes Newport News, Hampton, Williamsburg and eight other cities and counties. This market, together with Norfolk, Portsmouth and Virginia Beach, is the 42nd largest U.S. market in terms of households. Approximately 82% of the paper's daily and 76% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes.

The newsstand price of the daily edition increased by $.15 to $.50 in July 1996 The Sunday edition newsstand price was increased to $1.50 from $1.25 in October 1995. The weekly home delivery price was increased by $.30 to $3.05 in October 1995.


     The following tables set forth selected information for the Daily Press.

                                                             Averages for the Twelve Months Ended December
                                                           ------------------------------------------------
                                                              1999                 1998                1997
                                                           -------              -------             -------
Circulation:
  Daily ...............................................     93,000               98,000              98,000
  Sunday...............................................    116,000              117,000             118,000


                                                                      Fiscal Year Ended December
                                                           ------------------------------------------------
                                                              1999                 1998                1997
                                                           -------              -------             -------
Advertising Inches (in thousands):
  Full Run (all zones)
    Retail.............................................        687                  629                 630
    General............................................         42                   37                  35
    Classified.........................................      1,049                  983                 926
                                                           -------              -------             -------
       Total...........................................      1,778                1,649               1,591
  Part Run ............................................        167                  156                 150
  Preprinted Inserts ..................................      1,274                1,381               1,282
                                                           -------              -------             -------
       Total Inches....................................      3,219                3,186               3,023
                                                           -------              -------             -------

Operating Revenues (in thousands)......................    $58,394              $57,595             $55,721
                                                           -------              -------             -------


     The 1999 improvement in advertising volume was mainly due to increases in the food and drug, high-tech, automotive and help wanted advertising categories, partially offset by a decline in preprinted inserts from retailers.


                               Related Businesses

     The Company is also involved in weekly publications, syndication activities, advertising placement services, entertainment listings, Internet and other online-related businesses, cable television news programming and other publishing-related activities. The Company acquired Sun-Sentinel Community News Group, a group of community-based weeklies, in September 1998. Sun-Sentinel Community News Group's publications include the Jewish Journal, a collection of newspapers serving South Florida's Jewish community. The syndication activities conducted primarily through Tribune Media Services ("TMS"), involve the marketing of comics, features and opinion columns to newspapers. TMS is also engaged in advertising placement services for television, cable and movie listings in newspapers and online and the development of news products and services for electronic and print media. In February 1999, TMS acquired both Premier DataVision, Inc. ("PDI") and JDTV, Inc. ("JDTV"). PDI distributes movie show-time data and advertisements. JDTV publishes television listings information for the cable and satellite television industries. Internet and other online-related businesses include the electronic publishing of each of the Company's daily newspapers with enhanced content on the Internet; operation of the Internet sites for the Company's broadcasting stations; and development of new online products and services. The Company also operates CLTV News, a regional 24-hour cable news channel in the Chicagoland area. CLTV News was launched in January 1993 and currently is available to more than 1.7 million cable households in the Chicago-area market.

     Total operating revenues for these publishing-related businesses are shown in the following table, net of intercompany revenues.

                               Operating Revenues
                                 (In thousands)

           Fiscal Year Ended
                December
                --------
                  1999................................ $108,742
                  1998................................   52,364
                  1997................................   30,827

     Other revenues rose in 1999 primarily due to the acquisitions of JDTV and PDI (in February 1999) and Sun-Sentinel Community News Group (in September 1998) and increased revenues from Internet/electronic products.


Broadcasting and Entertainment

     The broadcasting and entertainment segment represented 40% of the Company's consolidated operating revenues in 1999. At Dec. 26, 1999, the segment included WB television affiliates located in New York, Los Angeles, Chicago, Philadelphia, Boston, Dallas, Washington, D.C., Houston, Seattle, Miami, Denver, San Diego and Albany; FOX television affiliates in Seattle, Sacramento, Indianapolis, Hartford, Grand Rapids and Harrisburg; an ABC television affiliate in New Orleans; four radio stations, one located in Chicago and three located in Denver; the Chicago Cubs baseball team; and Tribune Entertainment, a company that develops and distributes first-run television programming for the Company's station group and national syndication.

     In March 1999, the Company acquired the assets of television station KCPQ-Seattle, with a fair value of approximately $380 million, in exchange for its WGNX-Atlanta television station and cash. In September 1999, the Company acquired the assets of television station WEWB-Albany (formerly WMHQ) for $18.5 million in cash. In November 1999, the Company acquired the assets of television station WBDC-Washington, D.C. for $125 million in cash.

     Federal Communications Commission ("FCC") regulations in effect at the time the exchange of WGNX-Atlanta for KCPQ-Seattle was consummated precluded the Company from owning both KCPQ and the Company's KTWB-Seattle (formerly KTZZ) television station. As part of the transaction, the Company transferred the assets of KTWB into a disposition trust. Pursuant to the terms of the disposition trust, an independent trustee was charged with finding a buyer for KTWB. On Aug. 5, 1999, the FCC adopted changes to its rules that now permit the Company to own both stations. The FCC revised its television duopoly rules to permit common ownership of two television stations within the same Nielsen Designated Market Area ("DMA"), provided that eight full-power independent television stations remain in the DMA and one of the stations is not among the top four-ranked stations in the DMA based on audience share. Based on the revised duopoly rule, the assets of KTWB were transferred back to the Company from the trust on Jan. 28, 2000. The operating results of KTWB have been included in the consolidated financial statements since its acquisition in June 1998.

     In June 1998, the Company exchanged substantially all of the assets of its WQCD radio station in New York and cash for the assets of television stations KTWB-Seattle and WXMI-Grand Rapids. The divestiture of WQCD was accounted for as a sale and the acquisition of the television stations was recorded as a purchase.

     In March 1997, the Company acquired Renaissance Communications Corp., a publicly traded company that owned six television stations, for $1.1 billion in cash. The stations acquired were KDAF-Dallas, WBZL-Miami, KTXL-Sacramento, WXIN-Indianapolis, WTIC-Hartford and WPMT-Harrisburg. The FCC order granting the Company's application to acquire the Renaissance stations contained waivers of two FCC rules. First, the FCC temporarily waived its duopoly rule relating to the overlap of WTIC's and WPMT's broadcast signals with those of other Tribune stations. The temporary waivers were granted subject to the outcome of the Aug. 5, 1999 FCC rulemaking which now permits the Company to own both stations. Second, the FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the Miami television station and the Fort Lauderdale Sun-Sentinel newspaper. The FCC subsequently issued a rule review to consider modifying its cross-ownership rule. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both the Miami television station and the Sun-Sentinel newspaper until the rule review has concluded. The Company cannot predict the outcome of the FCC cross-ownership rule review.

     In January 1996, the Company acquired television station KHWB-Houston for $102 million in cash. In February 1996, the Company acquired the remaining minority interest in WPHL-Philadelphia for $23 million in cash. In April 1996, the Company acquired television station KSWB-San Diego for $72 million in cash. In November 1995, the Company swapped its two Sacramento radio stations, KYMX and KCTC, for $3 million in cash and a Denver radio station. In June 1994, the Company acquired Farm Journal Inc., publisher of The Farm Journal, a leading farm magazine, for $17 million in cash. Farm Journal results were reported in radio until March 1997, when it was sold by the Company for approximately $17 million in cash. The acquisitions were accounted for as purchases.

     On Feb. 3, 2000, the Company acquired the remaining interest in Qwest Broadcasting LLC, which owned television stations WATL-Atlanta and WNOL-New Orleans, for $107 million in cash. The Company had owned a 33% equity interest and convertible debt in Qwest since it was formed in 1995. The acquisition was recorded as a purchase. The FCC's rule changes in August 1999 permit the Company to own both WNOL and the Company's WGNO-New Orleans television station. An application to acquire an additional television station, WTXX-Hartford, is currently pending before the FCC.

     The following table shows sources of revenue for the broadcasting and entertainment segment for the last three years.

                               Operating Revenues
                                 (In thousands)

                                                                      Fiscal Year Ended December
                                                            --------------------------------------------
                                                                  1999             1998             1997
                                                            ----------       ----------       ----------
Television (1)........................................      $1,109,652       $  964,387       $  861,434
Radio (2).............................................          53,466           52,633           71,641
Entertainment/other (3)...............................         138,940          135,986          124,454
                                                            ----------       ----------       ----------
    Total.............................................      $1,302,058       $1,153,006       $1,057,529
                                                            ----------       ----------       ----------
-----
(1)  Includes the following stations since their respective acquisition dates:
     WBDC-Washington, D.C. (November 1999), WEWB-Albany (September 1999),
     KCPQ-Seattle (exchanged for WGNX-Atlanta in March 1999), KTWB-Seattle and
     WXMI-Grand Rapids (June 1998) and the six Renaissance stations (March
     1997).
(2)  Includes Farm Journal until its sale in March 1997 and WQCD, which transferred station operations to Emmis Broadcasting Corporation effective
     July 1, 1997 in return for an annual management fee. WQCD was subsequently exchanged for television stations KTWB-Seattle and WXMI-Grand Rapids in
     June 1998.
(3)  Reflects the impact of Tribune Entertainment's syndicated program "Gene
     Roddenberry's Earth: Final Conflict," which was launched in September 1997;
     Tribune Entertainment's syndicated program "NightMan," which was launched in September 1997 and cancelled after the 1997-1998 season; and "The
     Geraldo Rivera Show," which ended after the 1997-1998 season.


                                   Television

     In 1999, television contributed 85% of broadcasting and entertainment operating revenues. The Company's television stations compete for audience and advertising with other television and radio stations, cable television and other media serving the same markets. Competition for audience and advertising is based upon various interrelated factors including programming content, audience acceptance and price. Selected data for the Company's television stations is shown in the following table.

                                        Market (1)                                       Major
                              ------------------------------                           Commercial    Expiration
                              National   % of U.S.      FCC                           Stations in      of FCC       Year
                                Rank    Households       %      Channel  Affiliation   Market (2)    License (3)  Acquired
                              --------  ----------     -----    -------  -----------  ------------   -----------  --------
WPIX  -  New York, NY........      1         6.8        6.8      11-VHF      WB             7          2007         1948
KTLA  -  Los Angeles, CA.....      2         5.2        5.2       5-VHF      WB             8          2006         1985
WGN   -  Chicago, IL.........      3         3.2        3.2       9-VHF      WB             8          2005         1948
WPHL  -  Philadelphia, PA....      4         2.7        1.3      17-UHF      WB             7          2007         1992
WLVI  -  Boston, MA..........      6         2.2        1.1      56-UHF      WB             8          2007         1994
KDAF  -  Dallas, TX .........      7         2.0        1.0      33-UHF      WB             9          2006         1997
WBDC  -  Washington, D.C.....      8         2.0        1.0      50-UHF      WB             7          2004         1999
WATL  -  Atlanta, GA.........     10         1.8        0.9      36-UHF      WB             8          2005         2000
KHWB  -  Houston, TX ........     11         1.7        0.9      39-UHF      WB             8          2006         1996
KCPQ  -  Seattle, WA ........     12         1.6        1.6      13-VHF      FOX            8          2007         1999
KTWB  -  Seattle, WA ........     12           -          -      22-UHF      WB             8          2007         1998 (4)
WBZL  -  Miami, FL...........     16         1.4        0.7      39-UHF      WB             8          2005 (5)     1997
KWGN  -  Denver, CO..........     18         1.3        1.3       2-VHF      WB             7          2006         1966
KTXL  -  Sacramento, CA......     19         1.2        0.6      40-UHF      FOX            7          2006         1997
KSWB  -  San Diego, CA.......     25         1.0        0.5      69-UHF      WB             6          2006         1996
WXIN  -  Indianapolis, IN....     26         1.0        0.5      59-UHF      FOX            7          2005         1997
WTIC  -  Hartford, CT........     27         0.9        0.5      61-UHF      FOX            7          2007         1997
WXMI  -  Grand Rapids, MI....     38         0.7        0.3      17-UHF      FOX            6          2005         1998
WGNO  -  New Orleans, LA.....     41         0.6        0.3      26-UHF      ABC            7          2005         1983
WNOL  -  New Orleans, LA.....     41           -          -      38-UHF      WB             7          2005         2000
WPMT  -  Harrisburg, PA......     46         0.6        0.3      43-UHF      FOX            5          2007         1997
WEWB  -  Albany, NY..........     55         0.5        0.3      45-UHF      WB             5          2007         1999

-----
(1)  Source:   Nielsen Station Index (DMA Market and Demographic Rank Report,
               September 1999).  Ranking of markets is based on number
               of television households in DMA (Designated Market Area).
(2)  Source:   Nielsen Station Index (Viewers in Profile Reports, 1999).
               Major commercial stations program for a broad, general
               audience and have a large viewership in the market.
(3)  See "Governmental Regulation."
(4)  FCC regulations in effect at the time KTWB was acquired precluded the
     Company from owning both KTWB and the Company's KCPQ-Seattle television station. As a result, the station's assets were transferred into a disposition trust. On Aug. 5, 1999, the FCC adopted changes to its rules that now permit the Company to own both stations. Based on the revised duopoly rule, the assets of KTWB were transferred back to the Company in
     January 2000. The operating results of KTWB have been included in the consolidated financial statements since its acquisition in June 1998.
(5)  The FCC has granted the Company a waiver extension to allow continued
     ownership of both the Miami television station and the Fort Lauderdale
     Sun-Sentinel newspaper until the FCC has completed a review of the newspaper/television cross-ownership rule. See "Item 3, Legal Proceedings"
     for a discussion of the cross-ownership rule.

     Programming emphasis at the Company's WB and FOX-affiliated stations is placed on network-provided shows, syndicated series, feature motion pictures, local and regional sports coverage, news and children's programs. These stations acquire most of their programming from outside sources, including The WB Television Network ("The WB Network") and the FOX Network, although a significant amount is produced locally or supplied by Tribune Entertainment (see "Entertainment/Other"). Due to the growth and expansion of The WB Network's distribution system of local affiliates, WB programming is no longer aired on WGN Cable ("WGN Superstation"), which reaches over 48 million households outside of Chicago. WGN Superstation broadcasts movies and first-run programming. The Company's WGNO-New Orleans station, affiliated with the ABC Network, acquires much of its programming from that network. Contracts for purchased programming generally cover a period of one to five years, with payment also typically made over several years. The expense for amortization of television broadcast rights in 1999 was $309 million, which represented approximately 28% of total television operating revenues.

     Average audience share information for the Company's television stations for the past three years is shown in the following table.

                                                Average Audience Share (1)
                                                   Year Ended December
                                                -------------------------
                                                 1999      1998      1997
                                                -----     -----     -----
WPIX  -  New York, NY.......................     9.5%     10.5%     10.0%
KTLA  -  Los Angeles, CA....................     8.0       7.8       8.3
WGN   -  Chicago, IL........................    10.0       9.8      10.0
WPHL  -  Philadelphia, PA...................     5.5       4.8       4.5
WLVI  -  Boston, MA.........................     5.5       5.0       4.5
KDAF  -  Dallas, TX.........................     7.3       8.0       8.3
WBDC  -  Washington, D.C....................     4.0       4.0       3.3
WATL  -  Atlanta, GA........................     6.5       7.5       7.0
KHWB  -  Houston, TX........................     6.5       6.3       6.5
KCPQ  -  Seattle, WA........................     7.3       7.3       8.0
KTWB  -  Seattle, WA........................     3.8       4.0       3.0
WBZL  -  Miami, FL..........................     6.0       6.0       6.3
KWGN  -  Denver, CO.........................     6.8       6.5       8.0
KTXL  -  Sacramento, CA.....................     7.3       8.3       9.0
KSWB  -  San Diego, CA......................     5.5       4.5       4.0
WXIN  -  Indianapolis, IN...................     6.5       7.3       8.0
WTIC  -  Hartford, CT.......................     6.8       6.8       7.5
WXMI  -  Grand Rapids, MI...................     7.5       7.8       8.5
WGNO  -  New Orleans, LA....................     7.5       9.5       9.8
WNOL  -  New Orleans, LA....................     7.0       6.8       7.0
WPMT  -  Harrisburg, PA.....................     6.0       6.3       7.8
WEWB  -  Albany, NY.........................     0.5         - (2)     - (2)

-----
(1) Represents the estimated number of television households tuned to a specific station as a percent of total viewing households in a defined area. The percentages shown reflect the average Nielsen ratings shares for the February, May, July and November measurement periods for 7 a.m. to 1 a.m. daily.
(2) Prior to acquisition in September 1999, WEWB-Albany was a public broadcasting station.

                                      Radio

     In 1999, the Company's radio operations contributed 4% of broadcasting and entertainment operating revenues. The largest radio station owned by the Company, measured in terms of operating revenues, is WGN in Chicago. Radio operations also include three stations in Denver and Tribune Radio Network (which produces and distributes farm and sports programming to radio stations, primarily in the Midwest). Also included were WQCD (which transferred station operations to Emmis Broadcasting through a management agreement in July 1997 and was subsequently exchanged for television stations KTWB-Seattle and WXMI-Grand Rapids in June 1998) and Farm Journal (until its sale in March 1997).

     Selected information for the Company's radio operations is shown in the following table.

                                                                                    Number of
                                                                      National      Operating
                                                                       Market      Stations in     Audience
                                  Format                Frequency     Rank (1)      Market (2)     Share (3)
                         ------------------------       ---------     --------     -----------     ---------
WGN   -  Chicago, IL     Personality/Infotainment
                           /Sports                         720-AM         3             45            6.3%
KOSI  -  Denver, CO      Adult Contemporary              101.1-FM        23             29            6.1%
KEZW  -  Denver, CO      Nostalgia/Big Band               1430-AM        23             29            2.7%
KKHK  -  Denver, CO      All Rock & Roll Hits             99.5-FM        23             29            3.5%

-----
(1)  Source:  Radio markets ranked by Arbitron Metro Survey Area, Arbitron
     Company 1999.

(2)  Source:  Arbitron Company 1999.
(3) Source: Average of Winter, Spring, Summer and Fall 1999 Arbitron shares for persons 12 years old and over, 6 a.m. to midnight daily during the period measured.


                               Entertainment/Other

     In 1999, entertainment/other contributed 11% of the segment's operating revenues. This portion of the broadcasting and entertainment segment includes Tribune Entertainment Company and the Chicago Cubs baseball team.

     Tribune Entertainment Company was formed to acquire and develop weekly programming for Company television stations and for syndication. Tribune Entertainment participates in the production and/or distribution of first-run programming, including television shows, music and variety shows, movies and specials. In 1999, Tribune Entertainment produced and syndicated a new weekly action hour, "Beastmaster," which airs on 164 stations that cover 95% of U.S. television households; and "DreamMaker," a one-hour show that was cancelled in January 2000. In September 1997, Tribune Entertainment launched two weekly action shows: "Gene Roddenberry's Earth: Final Conflict" and "NightMan." "Gene Roddenberry's Earth: Final Conflict" is aired on 183 stations that cover 98% of U.S. television households and has been renewed for the 1999-2000 and 2000-2001 television seasons. "NightMan" was not renewed for the 1999-2000 season. During the 1999-2000 television season, Tribune Entertainment originated or syndicated approximately 5.5 hours of first-run programs per week. On average, the Company's 22 television stations utilized approximately six hours per week of programming furnished by Tribune Entertainment.

     The Company owns the Chicago Cubs baseball team. In addition to providing local sports entertainment, the Cubs represent an important source of live programming for the Company's Chicago-based broadcasting operations and regional cable programming channel. In 1999, the Chicago Cubs reached an agreement with FOX Sports Chicago to provide coverage of selected Cubs games throughout the network's viewing region.


Education

     The education segment represented 11% of the Company's consolidated operating revenues in 1999. The education segment specializes in learning products and services for use in schools and homes. The segment's primary business is supplemental and core curriculum materials for kindergarten through grade 12. The education segment also derives revenues from the adult basic education and consumer publishing markets. Subject areas include language arts, math, health and science, foreign language and social studies.

     In 1999, the education segment's revenues were derived as follows: 61% from the U.S. school channel, 31% from the U.S. consumer channel and 8% from sales outside the U.S. The market for education and consumer materials is highly competitive. The segment sells its products through several market channels, including direct-to-school, catalogs targeting teachers and administrators, parent/teacher stores, school and public libraries, bookstores, mass merchandisers, direct-to-consumer, teacher workshops, international distribution and educational toy stores. The segment utilizes both independent sales representatives and an internal sales force to sell its products. The segment's revenue is primarily driven by local school district funding rather than large state adoptions.

     Total operating revenues for the education segment for the last three years are shown below.

                               Operating Revenues
                                 (In thousands)

           Fiscal Year Ended
                December
                --------
                  1999................................ $339,606
                  1998................................  329,310
                  1997................................  225,533


     Education operating revenues in 1999 improved mainly due to increased sales through the school market channel, partially offset by a decline in consumer book sales.

     In March 1999, the Company acquired Mimosa Publications, an Australia-based company that publishes reading, language arts, mathematics, science and English language teaching materials for several international school markets. In December 1999, the Company acquired Meeks-Heit Publishing Company, a publisher of a complete line of educational health materials and teacher supplements for the K-12 market. In December 1999, the Company acquired the high school academic product lines of South-Western Educational Publishing. In January 1998, the Company acquired ownership of the North American Sunshine line of educational materials, which are sold through The Wright Group. In July 1998, the Company acquired Living and Learning, a Cambridge, England-based publisher of supplemental and special education products. In September 1997, the Company acquired Shortland Publications Limited for $32 million in cash. Shortland is a New Zealand-based company that publishes reading, language arts, science and social studies materials for several international elementary school markets. In December 1997, the Company acquired approximately 80% of Landoll, Inc. for $77 million in cash. On Feb. 14, 2000, the Company acquired the remaining 20% of Landoll for approximately $18 million in cash. Landoll publishes children's educational and activity books for the retail market. In March 1996, the Company acquired Educational Publishing Corporation for $205 million in cash and NTC Publishing Group for $83 million in cash. Educational Publishing publishes supplemental and core curriculum education materials through its Creative Publications and Instructional Fair Publishing Group divisions. NTC Publishing publishes trade books and educational products for the school and consumer markets. In August 1995, the Company acquired Everyday Learning Corporation, a publisher of mathematics materials for grades K-12, for $25 million in cash. The acquisitions were accounted for as purchases.

Investments

     The Company has investments in several public and private companies. See
Note 5 to the Company's Consolidated Financial Statements in the 1999 Annual Report to Shareholders for a discussion of the Company's significant cost and equity method investments.

     The Company's principal equity method investments currently include The WB Network, Digital City and BrassRing Inc. The Company acquired a 13% equity interest in The WB Network in 1995 and exercised options to increase its ownership interest to 22% in 1997 and 25% in March 1998. The WB is a growing network that provides the Company's WB affiliate television stations with original prime-time and children's programming. In 1996, the Company purchased a 20% equity interest in Digital City, a venture with America Online to develop a national network of local interactive services. BrassRing is a national recruitment services company, which the Company formed in September 1999 with The Washington Post Company. Tribune's current 36% equity interest in BrassRing is expected to decline to 27.5% in March 2000, as a result of a proposed BrassRing acquisition to be effected as a merger. In 1995, the Company acquired a 33% equity interest in Qwest Broadcasting, which owned WB affiliate television stations in Atlanta and New Orleans. On Feb. 3, 2000, the Company acquired the remaining interest in Qwest Broadcasting.

Non-Operating Items and Change in Accounting Principle

     In 1999, the Company elected early adoption of Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." See Note 1 to the Company's Consolidated Financial Statements in the 1999 Annual Report to Shareholders for further discussion. Also in 1999, the Company issued 8.0 million of its Exchangeable Subordinated Debentures due 2029 ("PHONES") indexed to the value of 16.0 million shares of America Online ("AOL") common stock. The Company also sold two million shares of AOL common stock, exchanged the Company's WGNX-Atlanta television station and cash for the assets of television station KCPQ-Seattle, and reclassified 16.0 million shares of AOL common stock and 5.5 million shares of Mattel common stock. In 1998, the Company sold its WQCD radio station subsidiary, sold a portion of its investment portfolio and wrote down certain investments. In 1997, the Company sold a portion of its investment portfolio and wrote down certain investments. See Note 2 to the Company's Consolidated Financial Statements in the 1999 Annual Report to Shareholders for a discussion of these non-operating items.

Governmental Regulation

     Various aspects of the Company's operations are subject to regulation by governmental authorities in the United States.

     The Company's television and radio broadcasting operations are subject to FCC jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses, and limit concentrations of broadcasting control inconsistent with the public interest. Federal law also regulates the rates charged for political advertising and the quantity of advertising within children's programs. The Company is permitted to own both newspaper and broadcast operations in the Chicago market by virtue of "grandfather" provisions in the FCC regulations and in the Fort Lauderdale/Miami market by virtue of a temporary waiver of the television/newspaper cross-ownership rule. Congress removed national limits on the number of broadcast stations a licensee may own in 1996. However, federal law continues to limit the number of radio and television stations a single owner may own in a local market, and the percentage of the national television audience that may be reached by a licensee's television stations in the aggregate. On Aug. 5, 1999, the FCC revised its local station ownership limitations to allow, under certain conditions, common ownership of two television stations and certain radio/television combinations. The FCC did not revise its national audience reach limitation of 35%. The August 1999 changes may be subject to further review based on requests for reconsideration filed by interested parties. The television/newspaper cross-ownership rule remains under review by the FCC. Television and radio broadcasting licenses are subject to renewal by the FCC, at which time they may be subject to competing applications for the licensed frequencies. At Dec. 26, 1999, the Company had FCC authorization to operate 19 television stations and two AM and two FM radio stations. In 2000, the Company received FCC authorization to operate television stations KTWB-Seattle, WATL-Atlanta and WNOL-New Orleans. An application to acquire an additional television station, WTXX-Hartford, is currently pending before the FCC.

     The FCC has approved technical standards and channel assignments for digital television ("DTV") service. DTV will permit broadcasters to transmit video images with higher resolution than existing analog signals. Operators of full-power television stations have each been assigned a second channel for DTV while they continue analog broadcasts on the original channel. After the transition is complete, broadcasters will be required to return one of the two channels to the FCC and transmit exclusively in digital format. By law, the transition to DTV is to occur by Dec. 31, 2006, subject to extension under certain circumstances. Conversion to digital transmission will require all television broadcasters, including those owned by the Company, to invest in digital equipment and facilities. The Company does not believe that the required capital expenditures will have a material effect on its consolidated financial position or results of operations.

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

     From time to time, the FCC revises existing regulations and policies in ways that could affect the Company's broadcasting operations. In addition, Congress from time to time considers and adopts substantive amendments to the governing communications legislation. The Company cannot predict what regulations or legislation may be proposed or finally enacted or what effect, if any, such regulations or legislation could have on the Company's broadcasting operations. See "Item 3, Legal Proceedings" for a discussion of pending FCC rule review.

Employees

     The average number of full-time equivalent employees of the Company in 1999 was 13,400, approximately 700 more than the average for 1998. The increase was mainly due to the net impact of the 1998 and 1999 acquisitions and divestitures and the growth of the Company's Internet/online businesses.

     Eligible employees participate in the Company's Employee Stock Ownership Plan ("ESOP"). Pension and other employee benefit plans are provided to employees of the Company. In connection with the establishment of the ESOP, the Company amended, effective January 1989, its Company-sponsored pension plan for employees not covered by a collective bargaining agreement. The pension plan continued to provide substantially the same pension benefits as under the pre-amended plan until December 1998. After this date, pension benefit credits are frozen in terms of pay and service. The Company also maintains several small plans for other employees.

     During 1999, the Company's publishing segment employed approximately 8,600 full-time equivalent employees, about 6% of whom were represented by a total of three unions. Contracts with unionized employees of the publishing segment expire at various times through September 2002.

     Broadcasting and entertainment had an average of 3,100 full-time equivalent employees in 1999. Approximately 22% of these employees were represented by a total of 22 unions. Contracts with unionized employees of the broadcasting and entertainment segment expire at various times through July 2003.

     Education had an average of 1,600 full-time equivalent employees in 1999. Approximately 3% of these employees were represented by one union. The contract with the unionized employees of the education segment expires in October 2001.

Executive Officers of the Company

     Information with respect to the executive officers of the Company as of March 7, 2000 is set forth below. The descriptions of the business experience of these individuals include the principal positions held by them since March 1995.

Dennis J. FitzSimons (49)
Executive Vice President/Media Operations of the Company since January 2000; President since May 1997 and Executive Vice President until May 1997 of Tribune Broadcasting Company*.

Jack W. Fuller (53)
President since May 1997 of Tribune Publishing Company*; President and Publisher until May 1997 of Chicago Tribune Company*.

Donald C. Grenesko (51)
Senior Vice President/Finance and Administration since August 1996, Senior Vice President and Chief Financial Officer until August 1996 of the Company.

David D. Hiller (46)
Senior Vice President/Development of the Company.

Crane H. Kenney (37)
Vice President/General Counsel and Secretary since August 1996, Vice President/Chief Legal Officer from February 1996 to August 1996, Senior Counsel until January 1996 of the Company.

Luis E. Lewin (51)
Vice President/Human Resources since October 1996 and Director of Human Resources until October 1996 of the Company; Acting Publisher of Exito! in Chicago from December 1995 to September 1996.

John W. Madigan (62)
Chairman since January 1996, Chief Executive Officer since May 1995, President, and Chief Operating Officer until May 1995 of the Company; Director of the Company since 1975.

Ruthellyn Musil (48)
Vice President/Corporate Relations of the Company.

Jeff R. Scherb (42)
President of Tribune Interactive* since May 1999; Chief Technology Officer since August 1996 and Senior Vice President until May 1999 of the Company; Chief Technology Officer and Senior Vice President, Dun & Bradstreet Software until August 1996.

-----
* A subsidiary of the Company.

ITEM 2.   PROPERTIES.

     The corporate headquarters of the Company are located at 435 North Michigan Avenue, Chicago, Illinois. The general character, location and approximate size of the principal physical properties used by the Company on Dec. 26, 1999 are listed below. In addition to those listed, the Company owns or leases transmitter sites, parking lots and other properties aggregating approximately 654 acres in 65 separate locations, and owns or leases an aggregate of approximately 1,486,000 square feet of space in 199 locations. The Company also owns the 39,000-seat stadium used by the Chicago Cubs baseball team. The Company considers its various properties to be in good condition and suitable for the purposes for which they are used.

                                                                                        Approximate Area in Square Feet
                                                                                        -------------------------------
General Character of Property                                                                   Owned           Leased
-----------------------------                                                               ---------          -------
Publishing:
  Printing plants, business and editorial offices and office and warehouse space located in:
     Chicago, IL.......................................................................     1,327,000 (1)      156,000
     Orlando, FL.......................................................................       459,000          103,000
     Deerfield Beach, FL...............................................................       386,000                -
     Northlake, IL.....................................................................             -          216,000
     Newport News, VA..................................................................       207,000                -
     Fort Lauderdale, FL...............................................................             -          112,000
     Oak Brook, IL.....................................................................             -           87,000

Broadcasting and Entertainment:
  Business offices, studios and transmitters located in:
     Los Angeles, CA...................................................................       256,000                -
     Chicago, IL.......................................................................        99,000            4,000
     New York, NY......................................................................             -           99,000
     Seattle, WA.......................................................................        65,000           18,000
     Denver, CO........................................................................        44,000           11,000
     Indianapolis, IN..................................................................         5,000           37,000
     Houston, TX.......................................................................        36,000                -
     Dallas, TX........................................................................        33,000                -
     Boston, MA........................................................................        28,000                -
     San Diego, CA.....................................................................             -           26,000
     Philadelphia, PA..................................................................        22,000            3,000
     Sacramento, CA....................................................................        24,000                -
     Hartford, CT......................................................................             -           22,000
     New Orleans, LA...................................................................             -           22,000
     Grand Rapids, MI..................................................................        21,000                -
     Miami, FL.........................................................................        20,000                -
     York, PA..........................................................................        20,000                -
     Washington, D.C...................................................................             -           13,000

Education:
  Printing plants, business offices and warehouse space located in:
     Ashland, OH.......................................................................             -          688,000
     Chicago, IL.......................................................................       185,000           31,000
     Alsip, IL.........................................................................             -          171,000
     Grand Rapids, MI..................................................................             -          162,000
     Kirkland, WA......................................................................             -          126,000
     Lincolnwood, IL...................................................................             -           71,000
     Bothell, WA.......................................................................             -           33,000
     Denver, CO........................................................................             -           11,000
     Coralville, IA....................................................................             -            9,000

-----
(1)  Includes Tribune Tower, an approximately 630,000-square-foot office building in downtown Chicago that houses the Company's corporate headquarters, the Chicago Tribune's business and editorial offices, offices of various subsidiary companies and approximately 45,000 square feet of space leased to unaffiliated tenants; and Freedom Center, an approximately
     697,000-square-foot production center of the Chicago Tribune that houses the Chicago Tribune's printing, packaging and distribution operations.

ITEM 3.   LEGAL PROCEEDINGS.

     The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies.

     In March 1997, the Company acquired Renaissance Communications Corp., a publicly traded company that owned six television stations, for $1.1 billion in cash. The stations acquired were KDAF-Dallas, WBZL-Miami, KTXL-Sacramento, WXIN-Indianapolis, WTIC-Hartford and WPMT-Harrisburg. The FCC order granting the Company's application to acquire the Renaissance stations contained waivers of two FCC rules. First, the FCC temporarily waived its duopoly rule relating to the overlap of WTIC's and WPMT's broadcast signals with those of other Tribune stations. The temporary waivers were granted subject to the outcome of the Aug. 5, 1999 FCC rulemaking, which now permits the Company to own both stations. Second, the FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the Miami television station and the Fort Lauderdale Sun-Sentinel newspaper. The FCC subsequently issued a rule review to consider modifying its cross-ownership rule. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both the Miami television station and the Sun-Sentinel newspaper until the rule review has concluded. The Company cannot predict the outcome of the FCC cross-ownership rule review.

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


                                     PART II


ITEM 5.   MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

     The Company's Common Stock is presently listed on the New York, Chicago and Pacific stock exchanges. The high and low sales prices of the Common Stock by fiscal quarter for the two most recent fiscal years, as reported on the New York Stock Exchange Composite Transactions list, were as follows:

                                                           1999                             1998
                                                 ------------------------         ------------------------
     Quarter                                        High            Low              High           Low
     -------                                     ---------       --------         ---------      ---------
     First.................................      $34 7/8         $30 5/32         $34 3/8        $29 5/32
     Second................................       44 9/16         32 1/4           36 3/16        31 13/32
     Third.................................       49 31/32        42 3/32          37 17/32       25
     Fourth................................       60 7/8          46               33 3/4         22 3/8


     At March 7, 2000, there were 6,020 holders of record of the Company's Common Stock.

     Quarterly cash dividends declared on Common Stock were $.09 per share in 1999 and $.085 per share in 1998. Total cash dividends declared on Common Stock by the Company were $85,625,000 for 1999 and $82,426,000 for 1998.

     On Feb. 1, 1999, the Company issued 423,466 shares of Common Stock to shareholders of PDI in consideration for all of the issued and outstanding shares of PDI capital stock. These shares were issued in reliance upon the exemption provided by Section 4 (2) of the Securities Act of 1933, as amended.

     Other than the shares of Common Stock issued in connection with the PDI acquisition, during 1999, the Company did not sell any of its equity securities in transactions that were not registered under the Securities Act of 1933, as amended.


ITEM 6.   SELECTED FINANCIAL DATA.

     The information for the years 1995 through 1999 contained under the heading "Eleven Year Financial Summary" in the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

     The following table shows basic earnings per share for the last 11 years.

                     Basic Earnings (Loss) per Share
                          Continuing Operations
                     -------------------------------                      Cumulative
                           Before                                         Effects of
                       Non-Operating                    Discontinued      Accounting          Net
                            Items        Total (1)       Operations       Changes (2)       Income
                       -------------     ---------      ------------      -----------       ------
        1999               $1.67           $6.17           $   -            $(.01)          $6.16
        1998                1.37            1.63               -                -            1.63
        1997                1.25            1.53               -                -            1.53
        1996                1.05            1.07             .37                -            1.44
        1995                 .84             .87             .13                -            1.00
        1994                 .80             .80             .03                -             .83
        1993                 .70             .70            (.06)               -             .64
        1992                 .62             .62            (.16)            (.07)            .39
        1991                 .55             .55            (.06)               -             .49
        1990                 .72            (.25)           (.06)               -            (.31)
        1989                 .69             .69             .10                -             .79
-----
 (1) Includes non-operating items as follows: gain on change in fair values of derivatives and related investments, gain on reclassification of investments and gain on sales of subsidiary and investments, totaling $4.50 per share in 1999; gain on sales of subsidiary and investments, net of write-downs, totaling $.26 per share in 1998; gain on sales of investments, net of write-downs, totaling $.28 per share in 1997; equity income related to Qwest Broadcasting of $.02 per share in 1996; gain on sales of investment and subsidiaries totaling $.03 per share in 1995; and charges relating to the New York Daily News totaling $.97 per share in 1990.
(2)  Reflects the cumulative effect of adopting a new accounting pronouncement for derivative instruments in 1999 and the cumulative effect of adopting new accounting pronouncements for retiree benefits, income taxes and postemployment benefits in 1992.



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

     The information contained under the heading "Management's Discussion and Analysis of Results of Operations and Financial Condition" in the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

YEAR 2000 COMPLIANCE
--------------------
     The Company has experienced no significant operational effects as a result of the Year 2000 transition. The Company estimates total Year 2000 expenses will range from $17 million to $18 million, of which $15.9 million was incurred through Dec. 26, 1999. All costs have been expensed as incurred.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

     The information contained under the heading "Quantitative and Qualitative Disclosures About Market Risk" appearing on pages 36-38 in the Company's 1999 Annual Report to Shareholders is incorporated herein by reference.

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

     The Company's Consolidated Financial Statements and Notes thereto and the information contained under the heading "Business Segments" appearing on pages 39 through 63 of the Company's 1999 Annual Report to Shareholders, together with the report thereon of PricewaterhouseCoopers LLP dated January 21, 2000, except as to Note 17, which is as of February 14, 2000, appearing on page 68 of such Annual Report, and the information contained under the heading "Quarterly Results (Unaudited)" on pages 64 and 65, are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

     Not applicable.


                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

     The information contained under the heading "Executive Officers of the Company" in Item 1 hereof, and the information contained under the heading "Board of Directors" and contained under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Stock Ownership" in the definitive Proxy Statement for the Company's May 2, 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.  EXECUTIVE COMPENSATION.

     The information contained under the heading "Executive Compensation" (except that portion relating to Item 13, below) and contained under the subheading "Director Compensation" under the heading "Board of Directors" in the definitive Proxy Statement for the Company's May 2, 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
          MANAGEMENT.

     The information contained under the subheadings "Principal Shareholders" and "Management Ownership" under the heading "Stock Ownership" in the definitive Proxy Statement for the Company's May 2, 2000 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

     The information contained under the subheading "Related Transactions" under the heading "Stock Ownership" and under the subheading "Compensation Committee Interlocks and Insider Participation" under the heading "Executive Compensation" (except that portion relating to Item 11, above) in the definitive Proxy Statement for the Company's May 2, 2000 Annual Meeting of Shareholders is incorporated herein by reference.

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

                                 SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2000.


                                 TRIBUNE COMPANY
                                 (Registrant)


                                 /s/ John W. Madigan
                                 -------------------
                                 John W. Madigan
                                 Chairman, President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2000.



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



       /s/ John W. Madigan
       -------------------
       John W. Madigan           Chairman, President and Chief Executive Officer
                                 and Director (principal executive officer)



       /s/ Donald C. Grenesko
       ----------------------
       Donald C. Grenesko        Senior Vice President/Finance and
                                 Administration (principal financial officer)



       /s/ R. Mark Mallory
       -------------------
       R. Mark Mallory           Vice President and Controller
                                 (principal accounting officer)

            Signature                   Title
            ---------                   -----



       /s/ James C. Dowdle
       -------------------
       James C. Dowdle                  Director



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



       /s/ Dudley S. Taft
       ------------------
       Dudley S. Taft                   Director



       /s/ Arnold R. Weber
       -------------------
       Arnold R. Weber                  Director

                                 TRIBUNE COMPANY

                          INDEX TO FINANCIAL STATEMENTS
                        AND FINANCIAL STATEMENT SCHEDULE

                                                                          Page
Consolidated Statements of Income for each of the three fiscal
   years in the period ended December 26, 1999............................   *

Consolidated Balance Sheets at December 26, 1999 and
   December 27, 1998......................................................   *

Consolidated Statements of Cash Flows for each of the
   three fiscal years in the period ended December 26, 1999...............   *

Consolidated Statements of Shareholders' Equity for each of the
   three fiscal years in the period ended December 26, 1999...............   *

Notes to Consolidated Financial Statements................................   *

Report of Independent Accountants on Consolidated Financial Statements....   *

Report of Independent Accountants on Financial Statement Schedule.........  25

Financial Statement Schedule for each of the three fiscal years in the period ended December 26, 1999.........................................  26

   Schedule II      Valuation and qualifying accounts and reserves.

-----
* Incorporated by reference to the Company's 1999 Annual Report to Shareholders. See Item 8 of this Annual Report on Form 10-K.

                                     -----

All other schedules required under Regulation S-X are omitted because they are not applicable or not required.

                      REPORT OF INDEPENDENT ACCOUNTANTS ON
                          FINANCIAL STATEMENT SCHEDULE



To the Board of Directors of Tribune Company

Our audits of the consolidated financial statements referred to in our report dated January 21, 2000, except as to Note 17, which is as of February 14, 2000, appearing in the 1999 Annual Report to Shareholders of Tribune Company (which report and consolidated financial statements are incorporated by reference in this Annual Report on Form 10-K) also included an audit of the Financial Statement Schedule listed in Item 14(a) of this Form 10-K. In our opinion, this Financial Statement Schedule presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.



/s/ PricewaterhouseCoopers LLP
------------------------------
PricewaterhouseCoopers LLP

Chicago, Illinois
January 21, 2000, except as to Note 17,
which is as of February 14, 2000

                                                                     SCHEDULE II

                                 TRIBUNE COMPANY

           SCHEDULE II--VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
                            (In thousands of dollars)

                                                                  Additions      Additions
                                                   Balance at    Charged to      Recorded                        Balance
                                                   Beginning     Costs and         Upon                         at End of
         Description                               of Period      Expenses      Acquisitions    Deductions        Period
         -----------                               ----------    ----------     ------------    ----------      ---------
Valuation accounts deducted from assets to which they apply:

Year ended December 26, 1999
     Accounts receivable allowances:
         Bad debts................................    $31,725       $24,857         $  809         $23,663        $33,728
         Rebates, volume discounts and other......     12,677        18,577              -          16,736         14,518
                                                      -------       -------         ------         -------        -------
               Total..............................    $44,402       $43,434         $  809         $40,399        $48,246
                                                      =======       =======         ======         =======        =======

Year ended December 27, 1998
     Accounts receivable allowances:
         Bad debts................................    $31,709       $19,931         $  548         $20,463        $31,725
         Rebates, volume discounts and other......     11,496        17,497          4,030          20,346         12,677
                                                      -------       -------         ------         -------        -------
               Total..............................    $43,205       $37,428         $4,578         $40,809        $44,402
                                                      =======       =======         ======         =======        =======

Year ended December 28, 1997
     Accounts receivable allowances:
         Bad debts................................    $24,445       $19,135         $4,158         $16,029        $31,709
         Rebates, volume discounts and other......      9,961        19,945            633          19,043         11,496
                                                      -------       -------         ------         -------        -------
               Total..............................    $34,406       $39,080         $4,791         $35,072        $43,205
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

     3.2            By-Laws of Tribune Company As Amended and In Effect on
                    December 14, 1999.

     4         *    Rights Agreement between Tribune Company and First Chicago
                    Trust Company of New York, as Rights Agent, dated as of
                    December 12, 1997 (Exhibit 1 to Form 8-K Current Report dated December 12, 1997).

     4.1       *    Indenture, dated as of March 1, 1992 between Tribune
                    Company and Bank of Montreal Trust Company (as successor to Continental Bank, National Association) (Exhibit 4.1 to
                    Registration Statement on Form S-3, Registration No.
                    333-02831).

     4.2       *    Indenture, dated as of January 1, 1997 between Tribune
                    Company and Bank of Montreal Trust Company (Exhibit 4 to
                    Form 8-K Current Report dated January 14, 1997).

     4.3       *    Indenture, dated as of April 1, 1999 between Tribune
                    Company and Bank of Montreal Trust Company (Exhibit 4 to
                    Form 8-K Current Report dated April 5, 1999).

     4.4       *    Form of First Supplemental Indenture between Tribune
                    Company and Bank of Montreal Trust Company relating to the DECS Securities (Exhibit 4.1 to Form 8-K Current Report dated July 30, 1998).

     4.5       *    Form of Global Note relating to the DECS Securities
                    (Exhibit 4.2 to Form 8-K Current Report dated July 30,
                    1998).

     4.6       *    Form of Exchangeable Subordinated Debenture due 2029
                    relating to PHONES securities (Exhibit 4 to Form 8-K
                    Current Report dated April 13, 1999).

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

     10.8      o*   Tribune Company Amended and Restated Transitional
                    Compensation Plan for Executive Employees, effective as of December 7, 1998 (Exhibit 10.8 to Annual Report on Form 10-K for 1998).

     10.9      o*   Tribune Company Supplemental Defined Contribution Plan,
                    effective as of January 1, 1994 and as amended effective
                    January 1, 1999 (Exhibit 10.9 to Annual Report on Form 10-K for 1998).

     10.10     o    Tribune Company Employee Stock Purchase Plan (as amended and restated effective July 27, 1999).

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

     10.12     o    Tribune Company 1995 Nonemployee Director Stock Option Plan
                    (as amended and restated effective January 1, 2000).

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

     10.14     o*   Tribune Company 1997 Incentive Compensation Plan effective
                    December 29, 1996 (Exhibit 10.15 to Form 10-Q
                    Quarterly Report for the quarter ended March 30, 1997).

     12             Computation of Ratios of Earnings to Fixed Charges.

     Number                            Description
     ------                            -----------

     13 The portions of the Company's 1999 Annual Report to Shareholders which are specifically incorporated herein by reference.

     21               Table of subsidiaries of Tribune Company.

     23               Consent of Independent Accountants.

     27               Financial Data Schedule.

     99 Form 11-K financial statements for the Tribune Company Savings Incentive Plan (to be filed by amendment).