Form 10-Q
period 2000-03-26
TRIBUNE CO
filed 2000-05-09
CIK 726513

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 26, 2000

Commission file number 1-8572

TRIBUNE COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1880355 (I.R.S. Employer Identification No.)
435 North Michigan Avenue, Chicago, Illinois (Address of principal executive offices)	60611 (Zip code)

Registrant's telephone number, including area code: (312) 222-9100

No Changes
(Former name, former address and former fiscal year, if changed since last report)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     At May 4, 2000 there were 228,398,239 shares outstanding of the Company's Common Stock (without par value).

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)
                                                            First Quarter Ended
                                                     --------------------------------
                                                     March 26, 2000    March 28, 1999
                                                     --------------    --------------

Operating Revenues....................................     $782,473          $719,859

Operating Expenses
Cost of sales (exclusive of items shown below)........      354,482           334,401
Selling, general and administrative...................      197,661           177,257
Depreciation and amortization of intangible assets....       59,590            52,036
                                                           --------          --------
Total operating expenses..............................      611,733           563,694
                                                           --------          --------

Operating Profit......................................      170,740           156,165

Net loss on equity investments........................      (11,795)          (14,212)
Interest income.......................................       14,237             1,501
Interest expense......................................      (30,519)          (23,187)
Loss on change in fair values of derivatives
     and related investments..........................      (36,299)                -
Gain on sales of subsidiary and investments...........       13,011           444,927
                                                           --------          --------

Income Before Income Taxes............................      119,375           565,194
Income taxes..........................................      (48,139)         (221,932)
                                                           --------          --------

Net Income............................................       71,236           343,262
Preferred dividends, net of tax.......................       (4,455)           (4,659)
                                                           --------          --------
Net Income Attributable to Common Shares..............     $ 66,781          $338,603
                                                           ========          ========

Earnings Per Share (See Note 2):
Basic.................................................      $   .28           $  1.42
                                                            =======           =======

Diluted...............................................      $   .26           $  1.30
                                                            =======           =======

Dividends per common share............................      $   .10           $   .09
                                                            =======           =======
See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
                                                                      March 26, 2000   December 26, 1999
                                                                      --------------   -----------------
                                                                        (Unaudited)
ASSETS
Current assets
Cash and cash equivalents..........................................       $  582,781          $  631,018
Short-term investments.............................................          301,140             435,770
Accounts receivable, net...........................................          544,614             594,949
Inventories........................................................          116,510             112,689
Broadcast rights...................................................          246,608             253,129
Prepaid expenses and other.........................................           66,669              56,996
                                                                          ----------          ----------
Total current assets...............................................        1,858,322           2,084,551

Property, plant and equipment......................................        1,816,397           1,790,439
Accumulated depreciation...........................................       (1,102,071)         (1,077,903)
                                                                          ----------          ----------
Net properties.....................................................          714,326             712,536

Broadcast rights...................................................          164,102             192,070
Intangible assets, net.............................................        3,348,058           3,150,648
America Online stock related to PHONES debt........................        1,144,000           1,304,000
Other investments..................................................          786,903           1,175,634
Other assets.......................................................          178,224             178,252
                                                                          ----------          ----------
Total assets.......................................................       $8,193,935          $8,797,691
                                                                          ==========          ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year.................................       $   30,632          $   30,689
Contracts payable for broadcast rights.............................          268,118             276,307
Deferred income ...................................................          113,455              64,419
Income taxes.......................................................           51,250               2,226
Accounts payable, accrued expenses and other current liabilities...          467,414             486,955
                                                                          ----------          ----------
Total current liabilities..........................................          930,869             860,596

PHONES debt related to America Online stock........................        1,209,504           1,328,480
Other long-term debt...............................................        1,351,209           1,365,712
Deferred income taxes..............................................        1,149,651           1,251,377
Contracts payable for broadcast rights.............................          251,885             269,698
Compensation and other obligations.................................          246,593             251,930
                                                                          ----------          ----------
Total liabilities..................................................        5,139,711           5,327,793

Shareholders' equity
Series B convertible preferred stock...............................          266,707             281,093
Common stock and additional paid-in capital........................          123,300             137,126
Retained earnings..................................................        4,242,941           4,195,318
Treasury stock (at cost)...........................................       (1,677,311)         (1,430,900)
Treasury stock held by Tribune Stock Compensation Fund (at cost)...          (96,057)            (61,909)
Unearned compensation related to ESOP..............................         (127,595)           (127,595)
Accumulated other comprehensive income.............................          322,239             476,765
                                                                          ----------          ----------
Total shareholders' equity.........................................        3,054,224           3,469,898
                                                                          ----------          ----------
Total liabilities and shareholders' equity.........................       $8,193,935          $8,797,691
                                                                          ==========          ==========
See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
In thousands of dollars)
(Unaudited)
                                                                            First Quarter Ended
                                                                     ---------------------------------
                                                                     March 26, 2000     March 28, 1999
                                                                     --------------     --------------

Operations
Net income..........................................................       $ 71,236          $ 343,262
Adjustments to reconcile net income to net cash
   provided by operations:
      Loss on change in fair values of derivatives
         and related investments....................................         36,299                  -
      Gain on sales of subsidiary and investments...................        (13,011)          (444,927)
      Depreciation and amortization of intangible assets............         59,590             52,036
      Deferred income taxes.........................................         (9,582)           112,216
      Other, net....................................................        175,014            124,615
                                                                          ---------          ---------
Net cash provided by operations.....................................        319,546            187,202
                                                                          ---------          ---------

Investments
Capital expenditures................................................        (25,823)           (30,582)
Acquisitions and investments........................................       (166,212)           (68,948)
Maturities of marketable securities.................................        150,651                  -
Proceeds from sales of investments..................................         13,032             95,445
Net (increase) decrease in advances to investee.....................         (2,627)            34,578
Other, net..........................................................         (4,033)               355
                                                                          ---------          ---------
Net cash provided by (used for) investments.........................        (35,012)            30,848
                                                                          ---------          ---------

Financing
Repayments of long-term debt........................................           (185)           (71,544)
Sales of common stock to employees, net.............................          7,760             15,423
Purchases of treasury stock.........................................       (264,280)           (28,791)
Purchases of treasury stock by Tribune Stock Compensation Fund......        (52,453)          (101,475)
Dividends...........................................................        (23,613)           (21,519)
                                                                          ---------          ---------
Net cash used for financing.........................................       (332,771)          (207,906)
                                                                          ---------          ---------

Net increase (decrease) in cash and cash equivalents................        (48,237)            10,144

Cash and cash equivalents at the beginning of year..................        631,018             12,433
                                                                          ---------          ---------

Cash and cash equivalents at the end of quarter.....................       $582,781          $  22,577
                                                                          =========          =========
See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:    Basis of Preparation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the "Company" or "Tribune") as of March 26, 2000, and the results of their operations and cash flows for the quarters ended March 26, 2000, and March 28, 1999. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2000 presentation. Beginning in the 2000 first quarter, the interactive segment's results are reported separately from publishing. Prior years' operating results have been restated for the formation of the new segment and to conform to the revised financial statement presentation. This restatement had no effect on net income. All Company share and per share data have been restated to reflect a two-for-one common stock split effective Sept. 9, 1999. The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included by reference in the Company's Annual Report on Form 10-K.

Note 2:    Earnings Per Share

     The computations of basic and diluted earnings per share ("EPS") were as follows:

                                                                               First Quarter Ended
                                                                         -------------------------------
(In thousands, except per share data)                                    March 26, 2000   March 28, 1999
                                                                         --------------   --------------
BASIC
Net income............................................................         $ 71,236         $343,262
Preferred dividends, net of tax.......................................           (4,455)          (4,659)
                                                                               --------         --------
Net income attributable to common shares..............................         $ 66,781         $338,603
                                                                               --------         --------

Weighted average common shares outstanding............................          236,202          237,914
                                                                               --------         --------

Basic EPS.............................................................         $    .28         $   1.42
                                                                               ========         ========

DILUTED
Net income............................................................         $ 71,236         $343,262
Additional ESOP contribution required assuming all preferred
    shares were converted, net of tax.................................           (2,808)          (3,076)
                                                                               --------         --------
Adjusted net income...................................................         $ 68,428         $340,186
                                                                               --------         --------

Weighted average common shares outstanding............................          236,202          237,914
Assumed conversion of preferred shares into common shares.............           19,472           20,598
Assumed exercise of stock options, net of common shares
    assumed repurchased with the proceeds.............................            3,495            2,280
                                                                               --------         --------

Adjusted weighted average common shares outstanding...................          259,169          260,792
                                                                               --------         --------

Diluted EPS...........................................................         $    .26         $   1.30
                                                                               ========         ========

     Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the assumption that all of the convertible preferred shares held by the Company's Employee Stock Ownership Plan are converted into common shares.

Note 3:    Recent Developments

     On March 13, 2000, Tribune and The Times Mirror Company ("Times Mirror") announced the signing of a definitive agreement for a merger of the two companies in a cash and stock transaction. Times Mirror publishes the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The (Stamford) Advocate, Greenwich Time and several smaller newspapers. Times Mirror also provides information to the aviation market and publishes magazines. The combined company will have a major presence in 18 of the nation's top 30 U.S. markets, including New York, Los Angeles and Chicago. The companies expect the merger to be completed in June 2000.

     Tribune made a cash tender offer for up to 28 million Times Mirror shares (approximately 48% of shares outstanding) at a price of $95 per share, which expired April 17, 2000. In connection with the cash tender offer, Tribune purchased approximately 23.1 million shares of Times Mirror common stock, which represented approximately 40% of the outstanding Times Mirror common shares as of March 31, 2000. Following the tender offer, 13 Tribune designees became members of Times Mirror's 27 member board of directors.

     In the merger, each remaining Times Mirror share will be converted, at the election of the shareholder, into 2.5 shares of Tribune common stock or, to the extent available, $95 in cash. The election to receive cash in the merger will be available only to the extent that Tribune's purchases of Times Mirror shares in the tender offer, combined with any purchases by Tribune of Times Mirror shares in the open market following the tender offer, do not equal 28 million shares, and then only up to the balance of the 28 million shares. Tribune had purchased approximately 23.3 million Times Mirror shares through May 4, 2000. The acquisition will be accounted for by the purchase method.

     The merger is subject to the approval of the shareholders of both companies and other customary conditions. Both companies have set June 12, 2000, as the date for the special shareholders meetings to vote on the merger with the closing to follow shortly thereafter, assuming shareholder approval is obtained. The Chandler Trusts, which control the vote of approximately 67% of Times Mirror, have signed an agreement committing to vote their shares in favor of the transaction.

     Because the transaction does not involve the transfer of any broadcast station licenses, approval of the Federal Communications Commission ("FCC") is not required to complete the merger. Under the FCC's current television/newspaper cross-ownership rule, companies are generally prohibited from owning both a newspaper and a broadcast license in the same market. The FCC's policy provides, however, that the newly created television/newspaper combinations may be held until the next license renewal. License renewals for Tribune television properties affected by the merger are in years 2006 (KTLA-Los Angeles and WTIC-Hartford) and 2007 (WPIX-New York). The FCC has issued a rule review to consider modifying its cross-ownership rule. If the cross-ownership rule has not been modified by that time, a waiver would be needed to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, Hartford and New York markets. The Company cannot predict the outcome of the FCC cross-ownership rule review.

     On April 28, 2000, Tribune and Times Mirror announced that they are exploring strategic alternatives, including a possible sale, for Jeppesen, a Times Mirror subsidiary that provides flight information services for airlines. Merrill Lynch has been retained as the financial advisor for this matter. On April 3, 2000, the Company announced that it is exploring strategic alternatives for Tribune Education, including a possible sale. Tribune has retained Salomon Smith Barney as its financial advisor for this matter. With its pending merger with Times Mirror, Tribune is focused on its core media businesses of broadcasting, publishing and interactive.

        In November 1999, the Company announced an agreement to acquire, for approximately $24 million, the remaining interest in Tiberius Broadcasting, Inc. (“Tiberius”), the current licensee of television station WTXX-Hartford. Since December 1997, Tribune has owned a 28.5% equity interest in Tiberius and has operated WTXX under a local management agreement. The Company is currently evaluating the FCC's television/newspaper cross-ownership rule and the effect of the merger with Times Mirror, which owns The Hartford Courant newspaper, on the acquisition of WTXX.

        On Jan. 28, 2000, the assets of television station KTWB-Seattle were transferred back to the Company from a disposition trust after the FCC approved the Company’s application. The Company had transferred KTWB’s assets into a trust as part of the March 1999 television station exchange of WGNX-Atlanta for KCPQ-Seattle. FCC regulations in effect at the time of the exchange precluded the Company from owning both KCPQ and KTWB. However, on Aug. 5, 1999, the FCC adopted changes to its rules that now permit Tribune to own both stations. The operating results of KTWB have been included in the consolidated financial statements since its acquisition in June 1998.

Note 4:    Derivatives and Related Investments

     In April 1999, the Company issued 8.0 million of its Exchangeable Subordinated Debentures due 2029 ("PHONES"), for an aggregate principal amount of over $1.2 billion. The principal amount equaled the value of 16.0 million shares of America Online ("AOL") common stock at the closing price of $78.50 per share on April 7, 1999. The Company will continue to own the AOL stock. At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL common stock or $157 per PHONES. Interest on the debentures is paid quarterly at an annual rate of 2%.

     In the first quarter of 1999, the Company entered into a one-year hedge transaction ("AOL collar") with respect to 2.0 million shares of its AOL common stock investment. The AOL collar was restructured in the third quarter of 1999 and locks in the value of these shares within the price range of $46-$53 per share and settles in equal installments in each quarter of 2000. Since these transactions are settling in 2000, the market value of the 1.5 million shares remaining under the collar is classified as a short-term investment in the balance sheet at March 26, 2000.

     The Company elected early adoption of Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of the beginning of the 1999 second quarter. FAS 133 requires that all derivative instruments be recorded in the balance sheet at fair value. The provisions of FAS 133 affect the Company's accounting for its 8.0 million PHONES, its 4.6 million Debt Exchangeable for Common Stock securities ("DECS") and its AOL collar for 1.5 million shares.

     Prior to the adoption of FAS 133, changes in the fair values of the Company's 16.0 million AOL shares and 5.5 million Mattel shares related to the PHONES and DECS, respectively, had been recorded in the accumulated other comprehensive income component of shareholders' equity in the Company'sbalance sheet, as these securities had been classified as available- for-sale. With the adoption of FAS 133, the 16.0 million shares of AOL common stock and the 5.5 million shares of Mattel common stock were reclassified to trading securities. The Company records subsequent changes in the fair values of these investments in the statement of income.

     Under the provisions of FAS 133, the initial value of the PHONES and the DECS were each split into a debt component and a derivative component. Changes in the fair values of the derivative component of the PHONES and DECS are recorded in the statement of income. Changes in the fair values of the related AOL and Mattel shares should substantially offset changes in the fair values of the derivative component of the PHONES and the DECS, respectively. However, there may be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES, DECS and the related AOL and Mattel shares. The 1.5 million shares of AOL common stock related to the AOL collar are classified as available-for-sale securities, with the unrealized gain or loss on these shares reported in the accumulated other comprehensive income component of shareholders' equity. Changes in the AOL collar's time value are recorded in the Company's statement of income.

Note 5:    Non-Operating Items

     The first quarter of both 2000 and 1999 included non-operating items. In the first quarter of 2000, changes in the fair values of the Company's derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $36 million, which decreased diluted EPS by $.09. This loss resulted primarily from a $160 million decrease in the fair value of 16.0 million shares of AOL common stock, which was substantially offset by a $121 million decrease in the fair value of the derivative component of the PHONES. Also in the 2000 first quarter, 500,000 AOL shares under the collar settled, of which Tribune sold 270,000 shares and kept 230,000 shares. The sale resulted in a pretax gain of $13 million, which increased diluted EPS by $.03.

     In March 1999, Tribune completed the exchange of its CBS-affiliated television station, WGNX-Atlanta, and cash for FOX affiliate KCPQ-Seattle, resulting in a pretax gain of $348 million and increasing diluted EPS by $.80. Also in March 1999, Tribune sold two million shares of AOL common stock for $95 million in cash, resulting in a pretax gain of $95 million and increasing diluted EPS by $.23.

     In the aggregate, non-operating items reduced diluted EPS by $.06 in the first quarter of 2000 and increased diluted EPS by $1.03 in 1999. Excluding non-operating items, diluted EPS was $.32 in the first quarter of 2000 compared with $.27 in 1999.

Note 6:    Acquisitions

        On Feb. 3, 2000, the Company acquired the remaining interest in Qwest, which owns television stations WATL-Atlanta and WNOL-New Orleans, for $107 million in cash and the conversion of notes and debt. The Company had owned a 33% equity interest and convertible debt in Qwest since it was formed in 1995. The FCC’s rule changes in August 1999 permit Tribune to own both WNOL and the Company’s WGNO-New Orleans television station.

     On Feb. 14, 2000, the Company acquired the remaining 20% of Landoll for approximately $18 million in cash. The Company had owned approximately 80% of Landoll since December 1997.

     In February 1999, the Company acquired JDTV, a distributor of television listings information to the cable and satellite television industries. In March 1999, the Company acquired the assets of television station KCPQ-Seattle, with a fair value of approximately $380 million, in exchange for its WGNX-Atlanta television station and cash. In September 1999, the Company acquired the assets of television station WEWB-Albany (formerly WMHQ) for $18.5 million in cash. In November 1999, the Company acquired the assets of television station WBDC-Washington, D.C., for $125 million in cash.

     The acquisitions are being accounted for by the purchase method, and accordingly, the operating results of these acquired businesses have been included in the consolidated financial statements since their respective dates of acquisition.

Note 7:    Inventories

     Inventories consist of (in thousands):

                                                March 26, 2000     Dec. 26, 1999
                                                --------------     -------------

Finished goods..............................          $ 92,239          $ 83,746
Newsprint (at LIFO).........................            12,785            17,465
Supplies and other..........................            11,486            11,478
                                                      --------          --------

Total inventories...........................          $116,510          $112,689
                                                      ========          ========

     Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $6.9 million at March 26, 2000, and $7.5 million at Dec. 26, 1999. Finished goods primarily include books and supplemental educational materials.

Note 8:    Legal Proceedings

     In March 1997, the Company acquired Renaissance Communications Corp., a publicly traded company that owned six television stations, including WBZL-Miami. The FCC order granting the Company's application to acquire the Renaissance stations contained a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the Miami television station and the Fort Lauderdale Sun-Sentinel newspaper. The FCC subsequently issued a rule review to consider modifying its cross-ownership rule. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both the Miami television station and the Sun-Sentinel newspaper until the rule review has concluded. The Company cannot predict the outcome of the FCC cross-ownership rule review.

Note 9:    Comprehensive Income

     Other comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Approximately 5.7 million AOL shares are currently classified as available-for-sale. Prior to the adoption of FAS 133, changes in the fair value of the Company's 5.5 million Mattel shares, net of the change in the current maturity value of the Company's related DECS securities, and all of the Company's AOL shares were recorded in accumulated other comprehensive income, as the Mattel and AOL securities had been classified as available-for-sale. With the adoption of FAS 133 as of the beginning of the 1999 second quarter, 16.0 million of the AOL shares and all of the Mattel shares were reclassified to trading securities. As a result of this reclassification and the adoption of FAS 133, beginning in the 1999 second quarter, changes in the fair values of the 16.0 million AOL shares and 5.5 million Mattel shares, net of the changes in the fair values of the related derivative components of the PHONES and DECS, are recorded in the Company's statement of income. The Company's comprehensive income was as follows (in thousands):

                                                                   First Quarter Ended
                                                                ---------------------------------
                                                                March 26, 2000     March 28, 1999
                                                                --------------     --------------
Net income......................................................     $  71,236          $ 343,262

Change in foreign currency translation adjustments, net.........        (1,565)               670

Unrealized holding gain on marketable securities:
       Unrealized holding gain (loss) arising
            during the period, before tax.......................      (231,230)           852,696
       Less:  adjustment for gain on sales of
            investments included in net income..................       (13,011)           (94,840)
       Income taxes.............................................        91,280           (275,691)
                                                                     ---------          ---------
       Change in net unrealized gain on securities..............      (152,961)           482,165
                                                                     ---------          ---------
Net other comprehensive income (loss)...........................      (154,526)           482,835
                                                                     ---------          ---------

Comprehensive income (loss).....................................     $ (83,290)         $ 826,097
                                                                     =========          =========

Note 10:    Segment Information

     Financial data for each of the Company's business segments are as follows (in thousands):

                                                                  First Quarter Ended
                                                         -----------------------------------
                                                         March 26, 2000       March 28, 1999
                                                         --------------       --------------
Operating revenues:
    Publishing.....................................            $397,451             $386,913
    Broadcasting and Entertainment.................             311,520              263,823
    Education......................................              68,236               64,221
    Interactive....................................               5,266                4,902
                                                               --------             --------

Total operating revenues...........................            $782,473             $719,859
                                                               ========             ========

Operating profit:
    Publishing.....................................            $109,126             $107,919
    Broadcasting and Entertainment.................              83,988               62,974
    Education......................................              (2,439)              (1,066)
    Interactive....................................             (11,259)              (5,126)
    Corporate expenses.............................              (8,676)              (8,536)
                                                               --------             --------

Total operating profit.............................            $170,740             $156,165
                                                               ========             ========

                                                         March 26, 2000        Dec. 26, 1999
                                                         --------------        -------------
Assets:
    Publishing.....................................          $  913,324           $  920,419
    Broadcasting and Entertainment.................           3,735,076            3,711,416
    Education......................................             836,764              815,693
    Interactive....................................              24,552               27,111
    Corporate......................................           2,684,219            3,323,052
                                                             ----------           ----------

Total assets.......................................          $8,193,935           $8,797,691
                                                             ==========           ==========
        Corporate assets decreased by approximately $640 million in the 2000 first quarter, mainly due to cash purchases of Tribune common stock and declines in the fair market value of the Company’s investment portfolio.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the first quarter of 2000 to the first quarter of 1999. Certain prior year amounts have been reclassified to conform with the 2000 presentation. All Company share and per share data have been restated to reflect a two-for-one common stock split effective Sept. 9, 1999.

FORWARD-LOOKING STATEMENTS

     This discussion, the information contained in the preceding notes to the financial statements and the information contained in Item 3, "Quantitative and Qualitative Disclosures About Market Risk," contain certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in advertising demand; newsprint prices; interest rates; competition; regulatory rulings and other economic conditions; the effect of professional sports team labor strikes, lock-outs and negotiations; the effect of acquisitions, investments and divestitures on the Company's results of operations and financial condition; and the Company's reliance on third-party vendors for various services. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

SIGNIFICANT EVENTS

MERGER WITH THE TIMES MIRROR COMPANY

     On March 13, 2000, Tribune and The Times Mirror Company ("Times Mirror") announced the signing of a definitive agreement for a merger of the two companies in a cash and stock transaction. Times Mirror publishes the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The (Stamford) Advocate, Greenwich Time and several smaller newspapers. Times Mirror also provides information to the aviation market and publishes magazines. The combined company will have a major presence in 18 of the nation's top 30 U.S. markets, including New York, Los Angeles and Chicago. The companies expect the merger to be completed in June 2000.

     Tribune made a cash tender offer for up to 28 million Times Mirror shares (approximately 48% of shares outstanding) at a price of $95 per share, which expired April 17, 2000. In connection with the cash tender offer, Tribune purchased approximately 23.1 million shares of Times Mirror common stock, which represented approximately 40% of the outstanding Times Mirror common shares as of March 31, 2000. Following the tender offer, 13 Tribune designees became members of Times Mirror's 27 member board of directors.

     In the merger, each remaining Times Mirror share will be converted, at the election of the shareholder, into 2.5 shares of Tribune common stock or, to the extent available, $95 in cash. The election to receive cash in the merger will be available only to the extent that Tribune's purchases of Times Mirror shares in the tender offer, combined with any purchases by Tribune of Times Mirror shares in the open market following the tender offer, do not equal 28 million shares, and then only up to the balance of the 28 million shares. Tribune had purchased approximately 23.3 million Times Mirror shares through May 4, 2000. The acquisition will be accounted for by the purchase method.

     The merger is subject to the approval of the shareholders of both companies and other customary conditions. Both companies have set June 12, 2000, as the date for the special shareholders meetings to vote on the merger with the closing to follow shortly thereafter, assuming shareholder approval is obtained. The Chandler Trusts, which control the vote of approximately 67% of Times Mirror, have signed an agreement committing to vote their shares in favor of the transaction.

     Because the transaction does not involve the transfer of any broadcast station licenses, approval of the Federal Communications Commission ("FCC") is not required to complete the merger. Under the FCC's current television/newspaper cross-ownership rule, companies are generally prohibited from owning both a newspaper and a broadcast license in the same market. The FCC's policy provides, however, that the newly created television/newspaper combinations may be held until the next license renewal. License renewals for Tribune television properties affected by the merger are in years 2006 (KTLA-Los Angeles and WTIC-Hartford) and 2007 (WPIX-New York). The FCC has issued a rule review to consider modifying its cross-ownership rule. If the cross-ownership rule has not been modified by that time, a waiver would be needed to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, Hartford and New York markets. The Company cannot predict the outcome of the FCC cross-ownership rule review.

     On April 28, 2000, Tribune and Times Mirror announced that they are exploring strategic alternatives, including a possible sale, for Jeppesen, a Times Mirror subsidiary that provides flight information services for airlines. With its pending merger, Tribune is focused on its core media businesses of broadcasting, publishing and interactive. Merrill Lynch has been retained as the financial advisor for this matter.

ACQUISITIONS

        On Feb. 3, 2000, the Company acquired the remaining interest in Qwest, which owns television stations WATL-Atlanta and WNOL-New Orleans, for $107 million in cash and the conversion of notes and debt. The Company had owned a 33% equity interest and convertible debt in Qwest since it was formed in 1995. The FCC’s rule changes in August 1999 permit Tribune to own both WNOL and the Company’s WGNO-New Orleans television station.

     On Feb. 14, 2000, the Company acquired the remaining 20% of Landoll for approximately $18 million in cash. The Company had owned approximately 80% of Landoll since December 1997.

     In February 1999, the Company acquired JDTV, a distributor of television listings information to the cable and satellite television industries. In March 1999, the Company acquired the assets of television station KCPQ-Seattle, with a fair value of approximately $380 million, in exchange for its WGNX-Atlanta television station and cash. In September 1999, the Company acquired the assets of television station WEWB-Albany (formerly WMHQ) for $18.5 million in cash. In November 1999, the Company acquired the assets of television station WBDC-Washington, D.C., for $125 million in cash.

     The acquisitions are being accounted for by the purchase method, and accordingly, the operating results of these acquired businesses have been included in the consolidated financial statements since their respective dates of acquisition.

NON-OPERATING ITEMS

     The first quarter of both 2000 and 1999 included several non-operating items. In connection with the PHONES transaction in April 1999, the Company elected early adoption of Statement of

Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities," which covers derivative securities. Under the provisions of FAS 133, changes in the fair values of certain derivatives are recorded in the income statement. The provisions of FAS 133 affected the Company's accounting for its 8.0 million PHONES, its 4.6 million Debt Exchangeable for Common Stock securities ("DECS") and its America Online ("AOL") collar for 1.5 million shares.

     Prior to the adoption of FAS 133, changes in the fair values of the Company's 16.0 million AOL shares and 5.5 million Mattel shares related to the PHONES and DECS, respectively, had been recorded in the accumulated other comprehensive income component of shareholders' equity in the Company's balance sheet, as these securities had been classified as available-for-sale. With the adoption of FAS 133, the 16.0 million shares of AOL common stock and the 5.5 million shares of Mattel common stock were reclassified to trading securities.

     Under the provisions of FAS 133, the initial value of the PHONES and the DECS were each split into a debt component and a derivative component. Changes in the fair values of the derivative component of the PHONES and DECS are recorded in the statement of income. Changes in the fair values of the related AOL and Mattel shares should substantially offset changes in the fair values of the derivative component of the PHONES and the DECS, respectively. However, there may be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES, DECS and the related AOL and Mattel shares. The 1.5 million shares of AOL common stock related to the AOL collar are classified as available-for-sale securities, with the unrealized gain or loss on these shares reported in the accumulated other comprehensive income component of shareholders' equity. Changes in the AOL collar's time value are recorded in the Company's statement of income.

     In the first quarter of 2000, changes in the fair values of the Company's derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $36 million, which decreased diluted EPS by $.09. This loss resulted primarily from a $160 million decrease in the fair value of 16.0 million shares of AOL common stock, which was substantially offset by a $121 million decrease in the fair value of the derivative component of the PHONES. Also in the 2000 first quarter, 500,000 AOL shares under the collar settled, of which Tribune sold 270,000 shares and kept 230,000 shares. The sale resulted in a pretax gain of $13 million, which increased diluted EPS by $.03.

     In March 1999, the exchange of the Company's WGNX-Atlanta television station and cash for television station KCPQ-Seattle resulted in a pretax gain of $348 million, which increased diluted EPS by $.80. Also in March 1999, the Company sold two million shares of AOL common stock for $95 million in cash, resulting in a pretax gain of $95 million and increasing diluted EPS by $.23.

     In the aggregate, non-operating items reduced diluted EPS by $.06 in the first quarter of 2000 and increased diluted EPS by $1.03 in 1999.

OTHER

        On Jan. 28, 2000, the assets of television station KTWB-Seattle were transferred back to the Company from a disposition trust after the FCC approved the Company’s application. The Company had transferred KTWB’s assets into a trust as part of the March 1999 television station exchange of WGNX-Atlanta for KCPQ-Seattle. FCC regulations in effect at the time of the exchange precluded the Company from owning both KCPQ and KTWB. However, on Aug. 5, 1999, the FCC adopted changes to its rules that now permit Tribune to own both stations. The operating results of KTWB have been included in the consolidated financial statements since its acquisition in June 1998.

     On April 3, 2000, the Company announced that it is exploring strategic alternatives for Tribune Education, including a possible sale. With its pending merger with Times Mirror, Tribune is focused on its core media businesses of broadcasting, publishing and interactive. Tribune has retained Salomon Smith Barney as its financial advisor for this matter.

RESULTS OF OPERATIONS

     The Company's results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. In both publishing and broadcasting and entertainment, second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising while the fourth quarter includes advertising related to the holiday season. In education, second and third quarter revenues are typically higher than first and fourth quarter revenues. Results for the second and third quarters generally reflect the timing of sales to educational institutions for the upcoming school year, which begins in September. Results for the 2000 and 1999 first quarters reflect these seasonal patterns.

     Beginning in 2000, operating results for the interactive segment are reported separately from publishing. Prior year's operating results have been restated for the formation of the new segment and to conform to the revised financial statement presentation. This restatement had no effect on net income.

CONSOLIDATED

     The Company's consolidated operating results for the first quarter of 2000 and 1999, and the percentage changes from 1999, were as follows:

                                                                  First Quarter
(Dollars in millions,                                      --------------------------
except per share amounts)                                    2000      1999    Change
                                                           ------    ------    ------

Operating revenues...................................        $782      $720     +  9%
Operating profit.....................................         171       156     +  9%

Non-operating items:
    Loss on change in fair values of derivatives
      and related investments........................         (36)        -         *
    Gain on sale of subsidiary and investments.......          13       445         *
                                                           ------    ------
    Total............................................         (23)      445         *

Net income:
    Before non-operating items.......................          86        73     + 18%
    Non-operating items..............................         (15)      270         *
                                                           ------    ------
    Net income.......................................          71       343     - 79%

Diluted EPS:
    Before non-operating items.......................         .32       .27     + 19%
    Non-operating items..............................        (.06)     1.03         *
                                                           ------    ------
    Net income.......................................         .26      1.30     - 80%

*Not meaningful

Earnings Per Share (“EPS”) -- Diluted EPS for the 2000 first quarter rose to $.32, up 19% from $.27 in 1999, excluding non-operating items in both years. The improvement was due to higher broadcasting and entertainment operating profit and lower net interest expense resulting from the April 1999 PHONES transaction. In the aggregate, non-operating items reduced diluted EPS by $.06 in the first quarter of 2000 and increased diluted EPS by $1.03 in 1999. Including non-operating items, diluted EPS was $.26 in the first quarter of 2000 compared with $1.30 in 1999.

Operating Revenues and Profit -- The Company's consolidated operating revenues, EBITDA (operating profit before depreciation, amortization, equity results and non-operating items) and operating profit by business segment for the first quarter were as follows:
                                                                     First Quarter
                                                             ------------------------------
(Dollars in millions)                                          2000       1999       Change
                                                             ------     ------       ------
Operating revenues
    Publishing...........................................      $397       $387      +    3%
    Broadcasting and Entertainment.......................       312        264      +   18%
    Education............................................        68         64      +    6%
    Interactive..........................................         5          5      +    7%
                                                              -----     ------
Total operating revenues.................................      $782       $720      +    9%

EBITDA*
    Publishing...........................................      $130       $128      +    2%
    Broadcasting and Entertainment.......................       113         87      +   30%
    Education............................................         5          5      -   10%
    Interactive..........................................       (10)        (4)     -  134%
    Corporate expenses...................................        (8)        (8)     -    3%
                                                              -----     ------
Total EBITDA.............................................      $230       $208      +   11%

Operating profit
    Publishing...........................................      $109       $108      +    1%
    Broadcasting and Entertainment.......................        84         63      +   33%
    Education............................................        (2)        (1)     -  129%
    Interactive..........................................       (11)        (5)     -  120%
    Corporate expenses...................................        (9)        (9)     -    2%
                                                             ------     ------
Total operating profit...................................      $171       $156      +    9%

   * EBITDA is defined as earnings before interest, taxes, depreciation, amortization, equity results and non-operating items. The Company has presented EBITDA because it is comparable to the data provided by other companies in the industry and is a common alternative measure of performance. Although comparable, the Company's definition of EBITDA may not be consistent with that of other companies. EBITDA does not represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

     Consolidated operating revenues for the 2000 first quarter rose 9% to $782 million from $720 million in 1999, mainly due to improvements in the television group and recent acquisitions. Excluding acquisitions and divestitures ("on a comparable basis"), revenues were up 6% in the first quarter.

     Consolidated operating profit grew 9% and EBITDA increased 11% in the first quarter of 2000. Broadcasting and entertainment operating profit was up 33% to $84 million due to significant growth in the television group. Publishing first quarter operating profit was $109 million, up from $108 million in 1999. Education reported a first quarter operating loss of $2 million compared with a loss of $1 million in 1999. Education results are historically lower in the first quarter due to the seasonality of school sales. Interactive reported a first quarter operating loss of $11 million, compared with a $5 million operating loss in 1999, mainly due to higher development spending.

Operating Expenses -- Consolidated operating expenses increased 9% in the first quarter as follows:

                                                                        First Quarter
                                                               ---------------------------
(Dollars in millions)                                            2000      1999     Change
                                                               ------    ------     ------

Cost of sales...............................................     $354      $335     +   6%
Selling, general & administrative...........................      198       177     +  12%
Depreciation & amortization of intangible assets............       60        52     +  15%
                                                                -----     -----
Total operating expenses....................................     $612      $564     +   9%

     Cost of sales increased 6%, or $19 million, in the 2000 first quarter. On a comparable basis, cost of sales increased 4%, or $12 million. The growth was due to higher expenses for compensation; broadcast rights amortization; paper, printing and binding at the education segment; and development spending at the interactive segment. These increases were partially offset by lower newsprint expense in the first quarter of 2000. On a comparable basis, compensation expense was up 5%, or $4 million, in the first quarter. Broadcast rights amortization increased 4%, or $3 million. Paper, printing and binding costs at the education segment grew $2 million and development spending at the interactive segment increased $1 million. Newsprint and ink expense decreased 6%, or $3 million, in the first quarter.

     Selling, general and administrative expenses ("SG&A") were up 12%, or $21 million, in the 2000 first quarter. On a comparable basis, SG&A expenses grew 8%, or $14 million, in the first quarter due to increased costs for compensation, development spending at the interactive segment and sampling and promotion costs at the education group, partially offset by lower Year 2000 compliance costs. On a comparable basis, compensation expense was up 6%, or $5 million. Interactive development spending grew $5 million, and promotion costs at the education group increased $1 million. Year 2000 compliance expenses declined $3 million from 1999.

     The increase in depreciation and amortization of intangible assets reflects the acquisitions and capital expenditures made in 2000 and 1999.

PUBLISHING

Operating Revenues and Profit -- The following table presents publishing operating revenues, EBITDA and operating profit for daily newspapers and other publications/services/development for the first quarter. The latter category includes syndication of editorial products, advertising placement services, niche and weekly publications, direct mail operations, cable television news programming, distribution of entertainment listings and other publishing-related activities.

                                                                   First Quarter
                                                           ----------------------------
(Dollars in millions)                                       2000       1999      Change
                                                           -----      -----      ------
Operating revenues
    Daily newspapers ................................       $359       $355      +   1%
    Other publications/services/development..........         38         32      +  18%
                                                           -----      -----
Total operating revenues.............................       $397       $387      +   3%

EBITDA
    Daily newspapers.................................       $126       $123      +   3%
    Other publications/services/development..........          4          5      -  11%
                                                           -----      -----
Total EBITDA.........................................       $130       $128      +   2%

Operating profit
    Daily newspapers.................................       $107       $105      +   2%
    Other publications/services/development..........          2          3      -  36%
                                                           -----      -----
Total operating profit...............................       $109       $108      +   1%

     Publishing operating revenues for the 2000 first quarter increased 3% to $397 million, principally due to higher general advertising revenues in Chicago and the February 1999 acquisition of JDTV. Excluding acquisitions, publishing revenues were up 2% in the first quarter. Total advertising revenues rose 2% in the first quarter. Operating profit for the 2000 first quarter grew 1% to $109 million, mainly from higher general advertising revenues and lower newsprint prices. In the first quarter of 2000, daily newspaper operating profit margins rose to 29.8% from 29.6% in 1999.

     Publishing group revenues, by classification, for the first quarter were as follows:

                                                               First Quarter
                                                        --------------------------
(Dollars in millions)                                    2000      1999     Change
                                                        -----     -----     ------
Advertising
    Retail..........................................     $111      $112     -   1%
    General.........................................       51        43     +  17%
    Classified......................................      139       139         -
                                                        -----     -----
Total advertising...................................      301       294     +   2%
Circulation.........................................       61        63     -   2%
Other...............................................       35        30     +  18%
                                                        -----     -----
Total revenues......................................     $397      $387     +   3%

     Retail advertising revenues decreased 1% in the 2000 first quarter, mainly due to declines in Orlando. General advertising revenues for the first quarter of 2000 were up 17%, primarily due to increases in the high-tech and financial categories in Chicago and Orlando and gains in the resorts category in Chicago, slightly offset by a decline in the auto manufacturers category in Orlando. Classified advertising revenues were flat in the first quarter as higher automotive and help wanted advertising in Fort Lauderdale were offset by declines in the help wanted and automotive categories in Chicago.

     Total advertising linage improved 5% in the first quarter. Full run retail advertising linage decreased 6% in the first quarter, due to declines in Orlando and Chicago. Full run general advertising linage increased 10% in the first quarter primarily due to gains in Fort Lauderdale and Chicago. Full run classified advertising linage decreased 2% in the first quarter due to declines in Chicago and Fort Lauderdale, partially offset by gains in Newport News and Orlando. Part run advertising linage was up 3% in the first quarter due to increases in Chicago and Orlando. Preprint advertising linage rose 15% in the first quarter due to improvements in Chicago and Orlando. The following summary presents advertising linage for the first quarter:

                                                              First Quarter
                                                       ---------------------------
(Inches in thousands)                                    2000      1999     Change
                                                       ------    ------     ------
Full run
    Retail........................................        820       872     -   6%
    General.......................................        264       240     +  10%
    Classified....................................      1,669     1,697     -   2%
                                                        -----     -----
Total full run....................................      2,753     2,809     -   2%
Part run..........................................      2,501     2,424     +   3%
Preprint..........................................      2,721     2,358     +  15%
                                                        -----     -----
Total inches......................................      7,975     7,591     +   5%

     Circulation revenues declined 2% in the 2000 first quarter. Total average daily circulation was flat at 1,293,000 copies in the first quarter of 2000. Total average Sunday circulation was up slightly to 1,959,000 copies. Circulation revenue declines resulted mainly from increased discounting in Chicago.

     Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. The increase in other revenues in the 2000 first quarter resulted primarily from the acquisition of JDTV in February 1999 and higher real estate guide and direct mail revenues in Fort Lauderdale.

Operating Expenses -- Publishing operating expenses increased 3%, or $9 million, in the first quarter. On a comparable basis, expenses grew 3%, or $7 million. Newsprint and ink expense decreased 6%, or $3 million, in the first quarter of 2000, as average newsprint costs declined 9% while consumption rose 3%. Other expenses, on a comparable basis, were up 5%, or $10 million, in the 2000 first quarter mainly due to increases in compensation expense, promotion expenses, development spending and depreciation expense, partially offset by lower Year 2000 expenses. Compensation expense increased 4%, or $4 million, in the 2000 first quarter. Promotion expenses were up $2 million, development spending grew $1 million and depreciation expense increased $1 million in the 2000 first quarter. Year 2000 compliance expenses declined $2 million from 1999.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit -- The following table presents operating revenues, EBITDA and operating profit for television, radio and entertainment/other for the first quarter. Entertainment/other includes Tribune Entertainment and the Chicago Cubs.

                                                             First Quarter
                                                     ----------------------------
(Dollars in millions)                                  2000       1999     Change
                                                     ------     ------     ------
Operating revenues
     Television.................................       $286       $240     +  19%
     Radio......................................         13         11     +  16%
     Entertainment/other........................         13         13         -
                                                     ------     ------
Total operating revenues........................       $312       $264     +  18%

EBITDA
     Television.................................       $114       $ 89     +  28%
     Radio......................................          4          3     +  30%
     Entertainment/other........................         (5)        (5)    -   2%
                                                     ------      -----
Total EBITDA....................................       $113       $ 87     +  30%

Operating profit
     Television.................................       $ 86       $ 66     +  30%
     Radio......................................          3          2     +  38%
     Entertainment/other........................         (5)        (5)        -
                                                     ------      -----
Total operating profit..........................       $ 84       $ 63     +  33%

     Broadcasting and entertainment operating revenues increased 18% to $312 million in the 2000 first quarter due to higher television revenues. Television revenues were up 19%, or $46 million, in the first quarter, due to the strong performance of the syndicated show "Friends"; improvement in The WB Network prime-time revenue; gains at WGN Superstation; and the acquisitions of stations in Atlanta and New Orleans (February 2000), Washington, D.C. (November 1999), Albany (September 1999) and KCPQ-Seattle (acquired in exchange for WGNX-Atlanta in March 1999). On a comparable basis, television revenues increased 13% in the first quarter primarily due to improvements at the WB stations and at WGN Superstation. Television revenues also increased due to copyright royalties of $12 million in the 2000 first quarter, compared with $5 million in the 1999 first quarter. These royalties result from payments by cable systems and satellite carriers for television signals they deliver to subscribers outside the stations' local markets. Radio revenues increased 16% in the first quarter mainly due to improvements at stations in Chicago and Denver. Entertainment/other revenues were flat in the first quarter of 2000 compared with 1999.

     Operating profit for broadcasting and entertainment was up 33% to $84 million in the 2000 first quarter, due to improvements in television. Television operating profit increased 30% in the 2000 first quarter, mainly from growth at The WB affiliates, led by KTLA-Los Angeles, WGN-Chicago, WLVI-Boston, WPIX-New York and KDAF-Dallas--and the WGN Superstation. On a comparable basis, television operating profit increased 33% in the 2000 first quarter.

Operating Expenses -- Broadcasting and entertainment operating expenses increased 13%, or $27 million, in the first quarter of 2000. The increases were mainly due to the television station acquisitions, partially offset by the sale of WGNX-Atlanta. On a comparable basis, broadcasting and entertainment operating expenses were up 5%, or $10 million, in the first quarter due to increased compensation, broadcast rights amortization and higher costs from the launch of one prime-time and four morning news programs. On a comparable basis, compensation costs grew 8%, or $4 million, in the first quarter, partially due to higher sales and news expense. Broadcast rights amortization increased 4%, or $3 million, in the 2000 first quarter.

EDUCATION

Operating Revenues and Profit -- The following table presents education operating revenues, EBITDA and operating loss for the first quarter:
                                                            First Quarter
                                                     ---------------------------
(Dollars in millions)                                  2000      1999     Change
                                                     ------    ------     ------

Operating revenues............................          $68       $64     +   6%
EBITDA........................................            5         5     -   10%
Operating loss................................           (2)       (1)    -  129%

     Education's first quarter 2000 operating revenues increased 6% to $68 million. The improvement was primarily due to growth in school revenue of 8% from both new and existing products, especially in language arts and math. Consumer revenue was up 3% for the quarter. In education, second and third quarter revenues are typically higher than first and fourth quarter revenues. Results for the second and third quarters generally reflect the timing of sales to educational institutions for the upcoming school year, which begins in September. Results for the 2000 and 1999 first quarters reflect these seasonal patterns.

     Education's operating loss increased to $2 million in the 2000 first quarter due to higher paper, printing and binding costs and increased product development and promotional costs.

Operating Expenses -- Education's operating expenses increased 8%, or $5 million, in the first quarter of 2000, primarily due to increased paper, printing and binding costs and higher sampling and promotion costs in preparation for the upcoming school season.

     On April 3, 2000, the Company announced that it is exploring strategic alternatives for Tribune Education, including a possible sale. With its pending merger with Times Mirror, Tribune is focused on its core media businesses of broadcasting, publishing and interactive.

INTERACTIVE

Operating Revenues and Profit -- The following table presents interactive operating revenues, EBITDA and operating loss for the first quarter:
                                                             First Quarter
                                                     ----------------------------
(Dollars in millions)                                  2000       1999     Change
                                                     ------     ------     ------

Operating revenues.............................           $5        $5     +   7%
EBITDA.........................................          (10)       (4)    - 134%
Operating loss.................................          (11)       (5)    - 120%

     The interactive's segment's revenues are derived primarily from advertising. Banner and sponsorship advertising is sold to local and national customers. Classified advertising revenues are mainly derived from two sources: bundling print and online classified advertising with the Company's daily newspapers and selling online-only classified products.

     Interactive's first quarter 2000 operating revenues increased 7% to $5 million. Revenues grew 45% in the quarter excluding 1999 royalty revenues related to the America Online and Digital City relationship. As of the fourth quarter 1999, interactive stopped recording these royalties as a result of Tribune's changing relationship with Digital City. The 45% increase in first quarter revenues was due to higher banner and sponsorship advertising, and increased classified revenues.

     Interactive's operating loss grew to $11 million from $5 million in the 1999 first quarter due to higher development spending.

Operating Expenses -- Interactive operating expenses were up 65%, or $6 million, in the 2000 first quarter due to increased development spending, primarily for compensation and promotion. Compensation expense grew $2 million and promotion expense rose $2 million in the first quarter of 2000.

EQUITY RESULTS

     Net loss on equity investments totaled $12 million in the 2000 first quarter, compared with $14 million in 1999. Equity losses relate primarily to Tribune's ownership interests in BrassRing and The WB Television Network. In 1995, the Company acquired a 33% equity interest in Qwest Broadcasting, which owns WB affiliate television stations in Atlanta and New Orleans. On Feb. 3, 2000, the Company acquired the remaining interest in Qwest. Currently, Tribune has a 17% interest in Classified Ventures and an 18% interest in CareerPath, and accounts for these investments under the cost method. After its merger with Times Mirror, Tribune will own 34% of Classified Ventures and 35% of CareerPath, as Times Mirror also has interests in these companies. As a result, these investments will be accounted for under the equity method subsequent to the merger.

OTHER

     Interest expense for the 2000 first quarter increased 32% to $31 million from $23 million last year, primarily due to the April 1999 issuance of the PHONES debentures. Interest income for the 2000 first quarter was $14 million compared with $2 million last year, as a result of the investment of the PHONES proceeds. The effective tax rate, excluding non-operating items, was 40.0% and 39.5% in the 2000 and 1999 first quarter, respectively.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by operations in the first quarter was $320 million in 2000, compared with $187 million in 1999 due to changes in working capital requirements. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and stock.

     Net cash used for investments totaled $35 million in the first quarter of 2000. The Company spent $166 million for acquisitions and investments, and received $13 million in gross proceeds from the sale of AOL common stock. In 1999, the Company invested a portion of the PHONES proceeds in short-term and long-term marketable securities. Through March 26, 2000, $151 million of these securities matured.

     Net cash used for financing activities in the 2000 first quarter was $333 million due to the purchases of treasury stock and payments of dividends, partially offset by sales of stock to employees. In the first quarter of 2000, the Company repurchased 8.2 million shares of its common stock for $317 million. At March 26, 2000, the Company had authorization to repurchase an additional $2.5 billion of its common stock. Quarterly dividends on the Company's common stock increased 11% to $.10 per share from $.09 per share in 1999.

     In connection with the cash tender offer which expired April 17, 2000, the Company purchased approximately 23.1 million shares of Times Mirror common stock for $95 per share. This purchase was funded through existing cash and the issuance of approximately $1.6 billion of commercial paper. In connection with the merger, the Company has increased its authority to issue commercial paper and increased its existing revolving credit agreements from $1.2 billion to $2.7 billion. As of May 9, 2000, no amounts were borrowed under the credit agreements.

     The Company has experienced no significant operational effects from the Year 2000 transition. Year 2000 compliance expenses were $1.0 million in the first quarter of 2000. Year 2000 compliance expenses totaled $17 million through March 26, 2000. All costs have been expensed as incurred.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

     The following represents an update of the Company's market sensitive financial information. This information contains forward-looking statements and should be read in conjunction with the Company's Annual Report on Form 10-K.

EQUITY PRICE RISKS

Available-for-sale securities. The Company has common stock investments in several publicly traded companies that are subject to market price volatility. Except for 16.0 million shares of AOL common stock and 5.5 million shares of Mattel common stock (see discussion below), these investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in the accumulated other comprehensive income component of shareholders’ equity.

     The following analysis presents the hypothetical change in the fair value of the Company's common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock's price. This analysis excludes 1.5 million shares of AOL common stock related to a one-year hedge transaction. The AOL collar locked in the value of these shares within the price range of $46-$53 per share. See Note 4 to the Company's Condensed Consolidated Financial Statements in this Form 10-Q for further discussion.

                           Valuation of Investments                        Valuation of Investments
                          Assuming Indicated Decrease                     Assuming Indicated Increase
                             in Each Stock's Price                          in Each Stock's Price
                        ------------------------------  March 26, 2000  ------------------------------
(In millions)              -30%       -20%      -10%      Fair Value       +10%      +20%      +30%
                        ---------- --------- ---------  --------------  --------- --------- ----------
Common stock
   investments in
   public companies        $348       $398      $447         $497(1)       $547      $596      $646

(1)  Includes approximately 4.2 million shares of AOL common stock valued at $300 million.  Excludes
     16.0 million shares of AOL common stock and 5.5 million shares of Mattel common stock, see discussion below.

     During the last 12 quarters, market price movements caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in 10 of the quarters, by 20% or more in seven of the quarters and by 30% or more in six of the quarters.

Derivatives and related trading securities. The Company has issued 8.0 million PHONES related to its investment in 16.0 million shares of AOL common stock and 4.6 million DECS related to its investment in 5.5 million shares of Mattel common stock. See Notes 1 and 6 to the Company’s Consolidated Financial Statements in the 1999 Annual Report for further discussion of the PHONES and the DECS. Beginning in the second quarter of 1999, these investments in AOL and Mattel stock are classified as trading securities, and changes in their fair values, net of the changes in the fair values of the related derivative components of the PHONES and the DECS, are recorded in the statement of income.

     At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL common stock or $157 per PHONES. At March 26, 2000, the PHONES fair value was approximately $1.2 billion. Since the issuance of the PHONES in April 1999, changes in the fair value of the PHONES have substantially offset changes in the fair value of the related AOL shares. However, there may be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES and the related AOL shares.

     At maturity, the DECS will be repaid using shares of Mattel common stock or, at the Company's option, the cash equivalent thereof. The number of Mattel shares due at maturity, or the cash equivalent thereof, is based on the fair market value of the Mattel common stock, adjusted using a predetermined formula that allocates a portion of the appreciation, if any, to the Company. Holders of the DECS bear the full risk of a decline in the value of Mattel common stock. The fair value of the DECS was approximately $67 million at March 26, 2000. Since the issuance of the DECS in August 1998, changes in the fair value of the DECS have substantially offset changes in the fair value of the related Mattel shares. However, there may be periods with significant non-cash increases or decreases to the Company's net income pertaining to the DECS and the related Mattel shares.

     The following analysis presents the hypothetical change in the fair value of the Company's 16.0 million shares of AOL common stock related to the PHONES and 5.5 million shares of Mattel common stock related to the DECS assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock's price.

                             Valuation of Investments                       Valuation of Investments
                            Assuming Indicated Decrease                    Assuming Indicated Increase
                               in Each Stock's Price                         in Each Stock's Price
                          ------------------------------  March 26, 2000  -----------------------------
(In millions)                -30%       -20%      -10%      Fair Value       +10%      +20%      +30%
                          ---------- --------- ---------  --------------  --------- --------- ---------
AOL common stock             $801       $915    $1,030        $1,144       $1,258    $1,373    $1,487
Mattel common stock            41         46        52            58           64        70        75

     During the last 12 quarters, market price movements have caused the fair value of the Company's 16.0 million shares in AOL common stock to change by 10% or more in 10 of the quarters, by 20% or more in seven of the quarters and by 30% or more in five of the quarters. For the Company's 5.5 million shares in Mattel common stock, market price movements have caused the fair value to change by 10% or more in 10 of the quarters, by 20% or more in four of the quarters and by 30% or more in three of the quarters.

PART II.     OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.
          (a)   The Company held its annual meeting of shareholders on May 2, 2000.

          (b)   No answer required.

          (c)   Proposal 1 involved the election of four directors to serve until the 2003
                Annual Meeting. Those directors and the voting results were as follows:

                                                       Votes             Votes
                                                       "For"          "Withheld"
                                                    -----------       ----------
                 Dennis J. FitzSimons               230,888,823        2,427,098
                 Diego E. Hernandez                 230,840,932        2,474,989
                 Robert E. La Blanc                 230,873,863        2,442,058
                 Andrew J. McKenna                  230,838,298        2,477,623

                 Proposal 2 involved the ratification of the selection of PricewaterhouseCoopers
                 LLP to serve as the Company's independent accountants for 2000.  The voting results were as follows:

                              Votes               Votes                Votes
                              "For"             "Against"           "Abstained"
                           -----------         -----------          -----------
                           231,620,996             882,325            812,600

                 Proposal 3 involved the consideration of a shareholder resolution to post proposed by-law revisions and shareholder comments thereto on the Company's
                 Web site. The voting results were as follows:

                              Votes               Votes                Votes
                              "For"             "Against"           "Abstained"
                           -----------         -----------          -----------
                                13,070         233,309,077                 1

                 Proposal 4 involved the consideration of a shareholder resolution to allow shareholders to utilize the Company's visual aid equipment at annual meetings.
                 The voting results were as follows:

                              Votes               Votes                Votes
                              "For"             "Against"           "Abstained"
                           -----------         -----------          -----------
                                13,070         233,309,077                 1

          (d)   Not applicable.

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

            o The Company filed two Current Reports on Form 8-K, both dated
              March 13, 2000, which reported under Item 5 that Tribune Company and The Times Mirror Company had signed a definitive agreement for a merger of the two companies in a cash and stock transaction.  No financial statements were filed as part of the reports.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               TRIBUNE COMPANY
                                               (Registrant)

Date:  May 9, 2000                        /s/   R. Mark Mallory
                                                ---------------
                                                R. Mark Mallory
                                                Vice President and Controller
                                               (on behalf of the Registrant
                                                and as Chief Accounting Officer)