Form 10-K/A
period 1999-12-26
TRIBUNE CO
filed 2000-06-27
CIK 726513

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

/X/ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 1999	Commission file number 1-8572

TRIBUNE COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1880355 (I.R.S. Employer Identification No.)
435 North Michigan Avenue, Chicago, Illinois (Address of principal executive offices)	60611 (Zip code)

Registrant's telephone number, including area code: (312) 222-9100

Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock ($.01 par value per share) Preferred Share Purchase Rights	Name of each exchange on which registered New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange
6 ¼% Exchangeable Notes Due August 15, 2001 2% Exchangeable Subordinated Debentures Due 2029 Premium Equity Participating Securities	New York Stock Exchange New York Stock Exchange New York Stock Exchange

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes  X . No __.

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

     Aggregate market value of the Company's voting and non-voting common equity held by non-affiliates on June 12, 2000, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $6,365,000,000.

     At June 12, 2000 there were 226,853,955 shares of the Company's Common Stock outstanding.

     The following documents are incorporated by reference, in part:

          1999 Annual Report to Shareholders (Parts I and II, to the extent described therein).

          Definitive Proxy Statement for the May 2, 2000 Annual Meeting of Shareholders (Part III, to the extent described therein).

SIGNATURE

     The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for 1999 as set forth in the pages attached hereto:

(a)	Exhibit 23.1, Consent of Independent Accountants, is filed herewith.

(b)	Exhibit 99, Form 11-K financial statements relating to the Tribune Company Savings Incentive Plan, is filed herewith.

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBUNE COMPANY (Registrant)
Date: June 23, 2000	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as chief accounting officer)

2