Form 10-Q
period 2000-06-25
TRIBUNE CO
filed 2000-08-09
CIK 726513

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 25, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     At August 4, 2000 there were 308,195,124 shares outstanding of the Company’s Common Stock ($.01 par value per share), excluding 45,594,660 shares held by subsidiaries of the Registrant; 10,002,668 shares held by TMCT, LLC representing 80% of the shares held by TMCT, LLC; 31,082,433 shares held by TMCT II, LLC, representing 80% of the shares held by TMCT II, LLC; 23,272,657 shares held by Eagle New Media Investments, LLC; and 17,302,407 shares held by Eagle Publishing Investments, LLC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)

	Second Quarter Ended		First Half Ended
	June 25, 2000	June 27, 1999	June 25, 2000	June 27, 1999
Operating Revenues	$ 1,334,825	$ 743,717	$ 2,049,062	$ 1,399,355

Operating Expenses
Cost of sales (exclusive of items shown below)	570,664	339,050	897,581	648,568
Selling, general and administrative	373,074	156,172	536,256	300,422
Depreciation	50,404	30,818	82,780	59,912
Amortization of intangible assets	39,164	18,184	58,944	34,486

Total operating expenses	1,033,306	544,224	1,575,561	1,043,388

Operating Profit	301,519	199,493	473,501	355,967

Net loss on equity investments (Note 2)	(18,495)	(9,925)	(36,164)	(24,496)
Interest income	4,906	13,083	19,143	14,584
Interest expense	(60,518)	(30,571)	(91,037)	(53,758)
Gain (loss) on change in fair values of derivatives
and related investments	(30,003)	171,433	(66,302)	171,433
Gain on reclassification of investments	–	1,095,976	–	1,095,976
Gain on sales of investments and subsidiary,
net of write-downs	39,643	–	52,654	444,927

Income from Continuing Operations
Before Income Taxes, Minority Interest and
Cumulative Effect of Change in Accounting
Principle	237,052	1,439,489	351,795	2,004,633

Income taxes	(97,614)	(564,612)	(143,998)	(786,531)
Minority interest expense, net of tax (Note 2)	(16,335)	–	(16,335)	–

Income from Continuing Operations Before
Cumulative Effect of Change in Accounting
Principle	123,103	874,877	191,462	1,218,102

Income (Loss) from
Discontinued Operations, net of tax (Note 3)	(85,294)	8,904	(86,015)	8,725

Income Before Cumulative Effect of Change in
Accounting Principle	37,809	883,781	105,447	1,226,827

Cumulative effect of change in accounting
principle, net of tax (Note 8)	–	(3,060)	–	(3,060)

Net Income	37,809	880,721	105,447	1,223,767
Preferred dividends, net of tax	(6,159)	(4,660)	(10,614)	(9,319)

Net Income Attributable to Common Shares	$ 31,650	$ 876,061	$ 94,833	$ 1,214,448

	Second Quarter Ended			First Half Ended
	June 25, 2000		June 27, 1999	June 25, 2000		June 27, 1999
Earnings Per Share (Note 6):
Basic:
Continuing operations before cumulative effect
of change in accounting principle		$.49	$ 3.67		$.76	$ 5.09
Discontinued operations		(.36)	.04		(.36)	.04
Cumulative effect of accounting change, net	–		(.01)	–		(.01)

Net income		$.13	$ 3.70		$.40	$ 5.12

Diluted:
Continuing operations before cumulative effect
of change in accounting principle		$.46	$ 3.33		$.71	$ 4.64
Discontinued operations		(.33)	.04		(.33)	.03
Cumulative effect of accounting change, net	–		(.01)	–		(.01)

Net income		$.13	$ 3.36		$.38	$ 4.66

Dividends per common share		$.10	$.09		$.20	$.18

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	June 25, 2000	Dec. 26, 1999
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ 122,253	$ 631,018
Short-term investments	53,500	435,770
Accounts receivable, net	884,860	524,443
Inventories	46,910	23,530
Broadcast rights	221,342	253,129
Prepaid expenses and other	293,121	16,275

Total current assets	1,621,986	1,884,165

Property, plant and equipment	2,705,727	1,734,672
Accumulated depreciation	(1,106,834)	(1,055,300)

Net properties	1,598,893	679,372

Broadcast rights	117,820	192,070
Net assets of discontinued operations (Note 3)	678,515	690,941
Assets held for sale (Note 2)	1,151,622	–
Intangible assets, net	8,335,442	2,616,688
America Online stock related to PHONES debt	856,000	1,304,000
Other investments	1,165,429	1,154,969
Prepaid pension costs	742,061	48,108
Other assets	324,362	96,369

Total assets	$ 16,592,130	$ 8,666,682

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	June 25, 2000	Dec. 26, 1999
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year	$ 72,041	$ 30,446
Contracts payable for broadcast rights	242,673	276,307
Deferred income	107,276	62,737
Times Mirror acquisition-related liabilities	856,661	–
Accounts payable, accrued expenses and other current liabilities	734,289	452,927

Total current liabilities	2,012,940	822,417

PHONES debt related to America Online stock	956,504	1,328,480
Other long-term debt	4,686,085	1,365,593
Deferred income taxes	1,671,520	1,179,015
Contracts payable for broadcast rights	206,415	269,698
Compensation and other obligations	772,766	242,862

Total liabilities	10,306,230	5,208,065

Shareholders' equity
Series B convertible preferred stock	265,791	281,093
Series C convertible preferred stock, net of treasury stock	44,284	–
Series D-1 convertible preferred stock, net of treasury stock	38,097	–
Series D-2 convertible preferred stock, net of treasury stock	24,510	–
Common stock and additional paid-in capital	8,224,884	137,126
Treasury common stock (at cost)	(6,563,206)	(1,430,900)
Treasury common shares held by Tribune Stock Compensation
Fund (at cost)	(65,681)	(61,909)
Retained earnings	4,235,163	4,184,037
Unearned compensation related to ESOP	(127,595)	(127,595)
Accumulated other comprehensive income	209,653	476,765

Total shareholders' equity	6,285,900	3,458,617

Total liabilities and shareholders' equity	$ 16,592,130	$ 8,666,682

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	First Half Ended
	June 25, 2000	June 27, 1999
Operations
Income from continuing operations, net of cumulative effect of
change in accounting principle	$ 191,462	$ 1,215,042
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Loss (gain) on change in fair values of derivatives
and related investments	66,302	(171,433)
Gain on reclassification of investments	–	(1,095,976)
Gain on sales of investments and subsidiary, net of write-downs	(52,654)	(444,927)
Cumulative effect of change in accounting principle, net	–	3,060
Depreciation and amortization of intangible assets	141,724	94,398
Minority interest expense, net of tax	16,335	–
Deferred income taxes	43,822	606,270
Other, net	(5,828)	(24,128)

Net cash provided by continuing operations	401,163	182,306
Net cash used by discontinued operations and assets held for sale	(19,520)	(3,416)

Net cash provided by operations	381,643	178,890

Investments
Capital expenditures	(88,977)	(53,919)
Acquisition of Times Mirror, net of cash acquired (excluding $3.1 billion of
common stock issued)	(2,106,476)	–
Other acquisitions and investments	(180,363)	(92,873)
Proceeds from sales of investments	77,121	95,445
Maturities of marketable securities	334,541	–
Net (increase) decrease in advances to investee	(4,022)	52,706
Other, net	2,980	(7,415)

Net cash used for investments of continuing operations	(1,965,196)	(6,056)
Net cash used for investments of discontinued operations and assets held
for sale	(60,046)	(6,459)

Net cash used for investments	(2,025,242)	(12,515)

Financing
Net proceeds from issuance of PHONES debt	–	1,230,880
Proceeds from issuance of other long-term debt	1,769,810	–
Repayments of long-term debt	(157,506)	(150,836)
Sales of common stock to employees, net	87,543	36,676
Purchases of treasury common stock	(447,966)	(37,014)
Purchases of treasury common stock by Tribune Stock Compensation Fund	(52,453)	(114,106)
Dividends	(64,594)	(52,328)

Net cash provided by financing of continuing operations	1,134,834	913,272

Net increase (decrease) in cash and cash equivalents	(508,765)	1,079,647
Cash and cash equivalents at the beginning of the year	631,018	12,433

Cash and cash equivalents at the end of the quarter	$ 122,253	$ 1,092,080

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:    Basis of Preparation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of June 25, 2000 and the results of their operations for the quarters and first halves ended June 25, 2000 and June 27, 1999 and cash flows for the first halves ended June 25, 2000 and June 27, 1999. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2000 presentation.

     On June 12, 2000, the merger of Tribune and The Times Mirror Company (“Times Mirror”) was completed, resulting in Tribune owning 100% of Times Mirror. Tribune owned 39.4% of Times Mirror from April 17, 2000, when the cash tender offer closed, until June 11. Tribune has consolidated Times Mirror’s results since April 17, 2000. Tribune recorded minority interest expense for the 60.6% of Times Mirror not owned by Tribune from April 17 through June 11. Because of Tribune’s decision to sell Times Mirror’s Jeppesen, magazine and AchieveGlobal operations, these businesses are considered “assets held for sale,” and their operating results are excluded from the statements of income. See Note 2 for further discussion.

     Due to the merger with Times Mirror, Tribune’s equity investments in Classified Ventures and CareerPath.com have increased to 34% and 38%, respectively, as Times Mirror also had interests in these companies. As a result, these investments are now accounted for under the equity method, and 1999 results and 2000 first quarter results have been restated to record equity losses based on the Company’s pre-merger ownership interests of 17% in Classified Ventures and 18% in CareerPath.com. See Note 2 for further discussion.

     In June 2000, the Company reached an agreement to sell its education segment to The McGraw-Hill Companies. See Note 3 for further discussion. The accompanying condensed consolidated financial statements reflect the education segment as a discontinued operation for all periods presented.

     Beginning in 2000, operating results for the interactive segment are reported separately from publishing. Prior year’s operating results have been restated for the formation of the new segment and to conform to the revised financial statement presentation. This restatement had no effect on net income.

     All Company share and per share data have been restated to reflect the two-for-one common stock split effective Sept. 9, 1999.

     The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included by reference in the Company’s Annual Report on Form 10-K. Financial information in the accompanying notes to the condensed consolidated financial statements exclude discontinued operations, except where noted.

Note 2:    Acquisition of The Times Mirror Company

     On March 13, 2000, Tribune and Times Mirror announced the signing of a definitive agreement for a merger of the two companies in a cash and stock transaction. Times Mirror publishes the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The (Stamford) Advocate, Greenwich Time and several smaller newspapers. The merger was effected through a two-step transaction for a total purchase price of approximately $8.4 billion, including assumption of debt.

     In the first step of the transaction, Tribune made a cash tender offer, for up to 28 million Times Mirror shares at a price of $95 per share, which expired on April 17, 2000. Through the tender offer, Tribune acquired 23.1 million Times Mirror shares for $2.2 billion, representing 39.4% of the outstanding Times Mirror common shares. Following the tender offer, Tribune gained effective control of Times Mirror and named 13 Tribune designees to Times Mirror’s 27 member board of directors. Tribune began to consolidate Times Mirror’s operating results starting April 17.

     Tribune completed the second step of the acquisition on June 12, 2000, following Tribune and Times Mirror shareholder approvals, through a merger of the two companies. In the merger, each remaining Times Mirror common share was converted, at the election of the shareholder, into 2.5 shares of Tribune common stock or, to the extent available, $95 in cash. The election to receive cash in the merger was available up to the balance of 28 million shares, after Tribune’s purchase of 23.1 million Times Mirror shares in the tender offer, combined with Tribune’s purchase of 0.2 million Times Mirror shares in the open market following the tender offer. In the merger, Tribune became obligated to pay cash of $447 million for 4.7 million Times Mirror common shares at $95 per share; through Aug. 4, 2000, $409 million of this amount has been paid. Also, each remaining Times Mirror common share was converted into 2.5 shares of Tribune common stock. On June 12, 2000, Tribune issued 83 million common shares in exchange for 33.2 million Times Mirror common shares. In the third quarter of 2000, Tribune settled 7.1 million Times Mirror stock options for $297 million in cash. In addition, approximately 6.4 million Times Mirror options were converted into 15.9 million Tribune options. Shares of Times Mirror preferred stock were converted in the merger into shares of Tribune preferred stock with similar terms.

     This transaction was accounted for as a step acquisition purchase, and the effects of both steps of the merger are included in the June 25, 2000 condensed consolidated financial statements. Consolidated results of operations include 39.4% of Times Mirror’s operating results for the period April 17 through June 11, 2000 and 100% for the period June 12 through June 25, 2000. Minority interest expense of $16 million, net of tax, was recorded for the remaining 60.6% of Times Mirror that Tribune did not own during the period of April 17 through June 11, 2000.

     The total purchase price for Times Mirror was approximately $8.4 billion, which includes direct costs as well as debt and preferred stock assumed in connection with the merger. Direct costs include fees and expenses associated with the merger. The components of the total purchase price are as follows (in billions):

Cash	$ 3.1
Issuance of common stock and replacement options	3.5
Assumption of debt and preferred stock	1.8

Total purchase price	$ 8.4

     The total acquisition cost of $8.4 billion has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their respective values. A total of $5.7 billion, representing the excess of acquisition cost over the fair value of Times Mirror’s net tangible assets, has been allocated to intangible assets. Identifiable intangible assets are being amortized over periods ranging from 5 to 25 years. Goodwill is being amortized over 40 years. The estimated fair value of the assets acquired and liabilities assumed of Times Mirror are as follows (in billions):

Current assets	$ 0.5
Property, plant and equipment	0.9
Assets held for sale	1.2
Identifiable intangible assets	0.9
Goodwill	4.8
Other assets	1.4
Liabilities	(1.3)

Total purchase price	$ 8.4

     The purchase accounting for the Times Mirror acquisition reflected in the accompanying condensed consolidated financial statements is preliminary and will likely change as appraisals are finalized and as more facts are known. No material adjustments are expected.

     During the second quarter, Tribune announced its intention to sell Jeppesen, a Times Mirror subsidiary that provides flight information services for airlines, and Times Mirror Magazines, a publisher of special interest and leisure-oriented magazines. Times Mirror had previously accounted for its AchieveGlobal subsidiary as a discontinued operation, and Tribune also intends to divest this business. Accordingly, Jeppesen, the magazine operations and AchieveGlobal are classified as assets held for sale on the condensed consolidated balance sheet at their estimated net realizable values and their operating results are excluded from the condensed consolidated statements of income. During the second quarter, the Company allocated $6 million of interest expense to assets held for sale.

     Due to the merger with Times Mirror, Tribune’s equity investments in Classified Ventures and CareerPath.com have increased to 34% and 38%, respectively, as Times Mirror also had interests in these companies. As a result, these investments are now accounted for under the equity method, and 1999 results and 2000 first quarter results have been restated to record equity losses based on the Company’s pre-merger ownership interests of 17% in Classified Ventures and 18% in CareerPath.com. The restatement resulted in the Company recording additional pretax equity losses of $0.4 million for the first quarter of 1999, $7.0 million ($.02 per diluted share), for the second quarter of 1999 and $5.7 million ($.01 per diluted share), for the first quarter of 2000.

     Because the Times Mirror merger transaction did not involve the transfer of any broadcast station licenses, approval of the Federal Communications Commission (“FCC”) was not required to complete the merger. Under the FCC’s current television/newspaper cross-ownership rule, companies are generally prohibited from owning both a newspaper and a broadcast license in the same market. The FCC’s policy provides, however, that newly created television/newspaper combinations may be held until the next license renewal. License renewals for Tribune television properties affected by the merger are in years 2006 (KTLA-Los Angeles and WTIC-Hartford) and 2007 (WPIX-New York). The FCC has issued a rule review to consider modifying its cross-ownership rule. If the cross-ownership rule is not modified by the time the licenses are due for renewal, a waiver will be needed to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, Hartford and New York markets. The Company cannot predict the outcome of the FCC cross-ownership rule review.

Note 3:    Discontinued Operations

     In June 2000, the Company reached an agreement to sell its education segment to The McGraw-Hill Companies for approximately $635 million in cash, subject to certain adjustments, which should increase the net after-tax proceeds to approximately $680 million. In the second quarter of 2000, Tribune recorded a one-time after-tax loss on the sale of approximately $96 million. The sale is subject to Hart-Scott-Rodino approval and is expected to be completed in the third quarter of 2000. The accompanying condensed consolidated financial statements reflect the education segment as a discontinued operation for all periods presented. Discontinued operations are summarized as follows (in thousands):

	Second Quarter Ended		First Half Ended
	June 25, 2000	June 27, 1999	June 25, 2000	June 27, 1999
Income from operations, net of tax	$ 10,464	$8,904	$ 9,743	$8,725
Loss on disposal, net of tax benefit of $23 million and
income during the holding period	(95,758)	–	(95,758)	–

Income (loss) from discontinued operations,
net of tax	$(85,294)	$8,904	$(86,015)	$8,725

     Education reported operating revenues of $102 million and $93 million for the second quarters and $170 million and $157 million for the first halves ended June 25, 2000, and June 27, 1999, respectively.

     The assets and liabilities of the education segment have been classified in the condensed consolidated balance sheets as net assets of discontinued operations. At June 25, 2000, the net assets of discontinued operations primarily consist of accounts receivable, inventory, fixed assets and intangible assets totaling $862 million, net of liabilities of $87 million and an estimated loss on disposal of $96 million.

Note 4:    Other Acquisitions

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

Note 5:    Pro Forma Information

     The following table presents the unaudited pro forma results of operations of the Company for the second quarters and first halves of 2000 and 1999 as if the Times Mirror acquisition, the sale of the education segment and the other acquisitions and disposition discussed in Notes 2, 3 and 4 had occurred at the beginning of each year presented. The pro forma results may not be indicative of the results that would have been reported if the transactions had actually occurred at the beginning of each year presented, or of results that may be attained in the future. The unaudited pro forma results do not reflect any synergies anticipated by the Company as a result of the acquisitions.

	Second Quarter Ended		First Half Ended
(In thousands, except per share data)	June 25, 2000	June 27, 1999	June 25, 2000	June 27, 1999
Operating revenues	$ 1,491,613	$ 1,394,331	$ 2,818,800	$ 2,469,149
Income from continuing operations before
cumulative effect of change in
accounting principle	129,115	880,278	207,734	1,209,778
Net income	129,115	877,218	207,734	1,206,718
Diluted net income per share	$ .37	$ 2.45	$ .59	$ 3.37

     On Sept. 3, 1999, Times Mirror completed a recapitalization involving agreements with the Chandler Trusts. The recapitalization resulted in the formation of a new limited liability company, TMCT II, LLC. The pro forma effect of this transaction on net interest expense, equity income, income taxes, preferred dividends and weighted average shares outstanding is included above.

Note 6:    Earnings Per Share

     The computations of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Second Quarter Ended		First Half Ended
	June 25, 2000	June 27, 1999	June 25, 2000	June 27, 1999
BASIC
Net income	$ 37,809	$ 880,721	$ 105,447	$ 1,223,767
Dividends on preferred stock, net of tax	(6,159)	(4,660)	(10,614)	(9,319)

Net income attributable to common shares	$ 31,650	$ 876,061	$ 94,833	$ 1,214,448

Weighted average common shares
outstanding	239,487	236,882	237,845	237,398

Basic earnings per share	$ .13	$ 3.70	$ .40	$ 5.12

DILUTED
Net income	$ 37,809	$ 880,721	$ 105,447	$ 1,223,767
Additional ESOP contribution required
assuming Series B preferred shares were
converted, net of tax	(2,735)	(3,063)	(5,550)	(6,125)
LYONs interest expense, net of tax	246	–	246	–
Minority interest adjustment, net of tax	(318)	–	(318)	–

Adjusted net income	$ 35,002	$ 877,658	$ 99,825	$ 1,217,642

Weighted average common shares
outstanding	239,487	236,882	237,845	237,398
Assumed conversion of Series B preferred shares
into common shares	19,405	20,522	19,405	20,522
Assumed exercise of stock options, net of
common shares assumed repurchased
with the proceeds	2,694	4,050	2,984	3,400
Assumed conversion of LYONs debt securities	1,121	–	560	–

Adjusted weighted average common shares
outstanding	262,707	261,454	260,794	261,320

Diluted earnings per share	$ .13	$ 3.36	$ .38	$ 4.66

     Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the assumption that the Series B convertible preferred shares held by the Company’s Employee Stock Ownership Plan and the LYONs debt securities are converted into common shares. The LYONs debt securities were assumed in the Times Mirror acquisition and are included in the calculation from June 12 through June 25, 2000. Weighted average common shares outstanding is adjusted for the dilutive effect of stock options. The Company has certain other convertible securities which are not included in the calculation of diluted earnings per share because their effects are antidilutive.

Note 7:    Derivatives and Related Investments

     In April 1999, the Company issued 8.0 million of its Exchangeable Subordinated Debentures due 2029 (“PHONES”), for an aggregate principal amount of over $1.2 billion. The principal amount equaled the value of 16.0 million shares of America Online (“AOL”) common stock at the closing price of $78.50 per share on April 7, 1999. The Company continues to own the AOL stock. At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL common stock or $157 per PHONES. Interest on the debentures is paid quarterly at an annual rate of 2%.

     In the first quarter of 1999, the Company entered into a one-year hedge transaction (“AOL collar”) with respect to 2.0 million shares of its AOL common stock investment. The AOL collar was restructured in the third quarter of 1999 and locks in the value of these shares within the price range of $46-$53 per share and settles in equal installments in each quarter of 2000. Since these transactions are settling in 2000, the market value of the 1.0 million shares remaining under the collar is classified as a short-term investment in the balance sheet at June 25, 2000.

     The Company elected early adoption of Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as of the beginning of the 1999 second quarter. FAS 133 requires that all derivative instruments be recorded in the balance sheet at fair value. The provisions of FAS 133 affect the Company’s accounting for its 8.0 million PHONES, its 4.6 million Debt Exchangeable for Common Stock securities (“DECS”) and its AOL collar for 1.0 million shares.

     Prior to the adoption of FAS 133, changes in the fair values of the Company’s 16.0 million AOL shares and 5.5 million Mattel shares related to the PHONES and DECS, respectively, had been recorded in the accumulated other comprehensive income component of shareholders’ equity in the Company’s balance sheet, as these securities had been classified as available-for-sale. With the adoption of FAS 133, the 16.0 million shares of AOL common stock and the 5.5 million shares of Mattel common stock were reclassified to trading securities. The Company records subsequent changes in the fair values of these investments in the statement of income.

     Under the provisions of FAS 133, the initial value of the PHONES and the DECS were each split into a debt component and a derivative component. Changes in the fair values of the derivative component of the PHONES and DECS are recorded in the statement of income. Changes in the fair values of the related AOL and Mattel shares should offset changes in the fair values of the derivative component of the PHONES and the DECS, respectively. However, there have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES, DECS and the related AOL and Mattel shares. The 1.0 million shares of AOL common stock related to the AOL collar are classified as available-for-sale securities, with the unrealized gain or loss on these shares reported in the accumulated other comprehensive income component of shareholders’ equity. Changes in the AOL collar’s time value are recorded in the Company’s statement of income.

     In connection with the Times Mirror acquisition, the Company assumed Times Mirror’s Premium Equity Participating Securities (“PEPS”) and the related investment in 0.7 million AOL shares. The Company accounts for the PEPS and the related AOL shares under the provisions of FAS 133. The 0.7 million AOL shares are classified as trading securities, and changes in their fair value, net of the changes in the fair value of the related derivative component of the PEPS, are recorded in the statement of income.

     Also in connection with the Times Mirror acquisition, the Company assumed several interest rate swap agreements. The Company uses these agreements to manage exposure to market risk associated with changes in interest rates. The change in the fair value of these swap agreements is recorded in the accumulated other comprehensive income component of shareholders’ equity (See Note 11).

Note 8:    Non-Operating Items

     The second quarter and first half of 2000 included several non-operating items, summarized as follows (in thousands, except per share amounts):

	Second Quarter Ended		First Half Ended
	June 25, 2000		June 25, 2000
	Pretax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	Diluted EPS
Loss on change in fair values of derivatives
and related investments	$(30,003)	$ (.07)	$(66,302)	$ (.16)
Gain on sales of investments, net of
investment write-downs	39,643.09		39,643.09
Gain on sale of AOL common stock	–	–	13,011.03

Total non-operating items	$ 9,640	$ .02	$(13,648)	$ (.04)

     In the 2000 second quarter, the $30 million loss on the change in fair values of derivatives and related investments resulted primarily from a $288 million decrease in the fair value of 16.0 million shares of AOL common stock, which was substantially offset by a $255 million decrease in the fair value of the derivative component of the PHONES. In the 2000 first half, the $66 million loss resulted mainly from a $448 million decrease in the fair value of 16.0 million shares of AOL common stock, which was substantially offset by a $376 million decrease in the fair value of the derivative component of the PHONES.

     In the 2000 second quarter, Tribune sold its Digital City investment to AOL for $64 million in cash. The Company recorded a pretax gain of approximately $48 million on the sale. The Company also sold another investment and recorded certain investment write-downs in the second quarter.

     In the 2000 first quarter, 500,000 AOL shares under the AOL collar settled, of which Tribune sold 270,000 shares and kept 230,000 shares. The sale of 270,000 AOL shares resulted in a pretax gain of $13 million. In the 2000 second quarter, an additional 500,000 AOL shares under the AOL collar settled; Tribune did not sell any of these shares.

     The second quarter and first half of 1999 included several non-operating items, summarized as follows (in thousands, except per share amounts):

	Second Quarter Ended		First Half Ended
	June 27, 1999		June 27, 1999
	Pretax Gain	Diluted EPS	Pretax Gain	Diluted EPS
Gain on change in fair values of derivatives
and related investments	$ 171,433	$ .39	$ 171,433	$ .40
Gain on reclassification of investments	1,095,976	2.55	1,095,976	2.55
Gain on sale of WGNX subsidiary	–	–	348,041.80
Gain on sale of AOL common stock	–	–	94,840.23
Gain on sale of other investment	–	–	2,046	–

Total non-operating items	$1,267,409	$ 2.94	$1,712,336	$ 3.98

     In the 1999 second quarter, the $171 million gain on the change in fair values of derivatives and related investments resulted primarily from a $350 million decrease in the fair value of the derivative component of the PHONES, which was partially offset by a $184 million decrease in the fair value of the related 16.0 million shares of AOL common stock.

     With the adoption of FAS 133, the 16.0 million shares of AOL common stock and the 5.5 million shares of Mattel common stock were reclassified from available-for-sale to trading securities. As a result of this change in classification, the Company was required, under the provisions of FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” to recognize pretax gains totaling approximately $1.1 billion in its second quarter 1999 statement of income. These gains represented the unrealized market appreciation on these investments through the end of the 1999 first quarter. The second quarter of 1999 also included a $3 million after-tax loss, or $.01 per diluted share, representing the cumulative effect of adopting FAS 133 as of the beginning of the second quarter. This cumulative effect resulted from adjusting the DECS and AOL collar derivatives to their fair values as of March 28, 1999.

     In March 1999, Tribune completed the exchange of its CBS-affiliated television station, WGNX-Atlanta, and cash for Fox affiliate KCPQ-Seattle, resulting in a pretax gain of $348 million. Also in March 1999, Tribune sold two million shares of AOL common stock for $95 million in cash, resulting in a pretax gain of $95 million.

Note 9:    Inventories

     Inventories consist of (in thousands):

	June 25, 2000	Dec. 26, 1999

Newsprint (at LIFO)	$40,705	$17,465
Supplies and other	6,205	6,065

Total inventories	$46,910	$23,530

     Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $7.5 million at both June 25, 2000, and Dec. 26, 1999.

Note 10:    Long-Term Debt

     Long-term debt consists of the following (in thousands):

	June 25, 2000	Dec. 26, 1999
Promissory notes, weighted average interest rate of 6.6%	$ 1,769,810	$ –
Medium-term notes, weighted average
interest rate of 6.2%, due 2000-2008	1,051,615	1,086,115
6.25% notes due 2026, putable to the Company at par in 2001	100,000	100,000
6.25% DECS, due 2001	75,900	81,075
4.25% PEPS, due 2001	31,794	–
6.65% notes due 2001, net of unamortized discount of $881	199,119	–
8.4% guaranteed ESOP notes, due 2000-2003	127,595	127,595
Property financing obligation, effective interest rate of
7.7%, expiring 2009	126,043	–
7.45% notes due 2009, net of unamortized discount of $6,710	393,290	–
7.25% debentures due 2013, net of unamortized discount of $7,817	140,398	–
LYONs due 2017, net of unamortized discount of $221,977	278,023	–
7.5% debentures due 2023, net of unamortized discount of $5,488	93,262	–
6.61% debentures due 2027, net of unamortized discount of $8,468	241,532	–
7.25% debentures due 2096, net of unamortized discount of $19,335	128,665	–
Other notes and obligations	1,080	1,254

Total debt excluding PHONES	4,758,126	1,396,039
Less portions due within one year	(72,041)	(30,446)

Long-term debt excluding PHONES	4,686,085	1,365,593
2% PHONES debt related to AOL stock, due 2029	956,504	1,328,480

Total long-term debt	$ 5,642,589	$ 2,694,073

     Debt at June 25, 2000, matures as follows (in thousands):

2000	$ 35,164
2001	2,238,189
2002	104,044
2003	104,872
2004	193,056
Thereafter	3,039,305

Total	$ 5,714,630

     In connection with the acquisition of Times Mirror, the Company assumed $1.6 billion of Times Mirror’s long-term debt and issued $1.8 billion of commercial paper. The Company intends to refinance $1.8 billion of commercial paper and $15 million of medium-term notes scheduled to mature by June 25, 2001, and has the ability to do so on a long-term basis through existing revolving credit agreements. Accordingly, these notes were classified as long-term and treated as maturing Dec. 31, 2001. At June 25, 2000, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $3.0 billion, and no amounts were borrowed under these credit agreements.

     The LYONs are zero coupon subordinated notes with an aggregate face value of $500 million. Each LYON has a $1,000 face value and is convertible at the option of the holder at any time prior to maturity. If conversion is elected, the Company will, at its option, deliver (a) 14.57 shares of common stock per LYON or (b) cash equal to the market value of such shares. On or after April 15, 2002, the LYONs may be redeemed at any time by the Company for cash equal to the issuance price plus accrued original discount through the date of redemption. In addition, each LYON may be redeemed for cash at the option of the holder on April 15, 2002, 2007 or 2012. The cash payable for each LYON at these redemption dates is approximately $495, $625 and $791, respectively, which is equal to the issuance price plus accrued original discount through the date of redemption.

Note 11:    Comprehensive Income

     Other comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on marketable securities classified as available-for-sale. Approximately 5.7 million AOL shares are currently classified as available-for-sale. Prior to the adoption of FAS 133, changes in the fair value of the Company’s 5.5 million Mattel shares, net of the change in the current maturity value of the Company’s related DECS securities, and all of the Company’s AOL shares were recorded in accumulated other comprehensive income, as the Mattel and AOL securities had been classified as available-for-sale. With the adoption of FAS 133 as of the beginning of the 1999 second quarter, 16.0 million of the AOL shares and all of the Mattel shares were reclassified to trading securities. As a result of this reclassification and the adoption of FAS 133, beginning in the 1999 second quarter, changes in the fair values of the 16.0 million AOL shares and 5.5 million Mattel shares, net of the changes in the fair values of the related derivative components of the PHONES and DECS, are recorded in the Company’s statement of income. The Company’s comprehensive income is as follows (in thousands):

	Second Quarter Ended		First Half Ended
	June 25, 2000	June 27, 1999	June 25, 2000	June 27, 1999
Net income	$ 37,809	$ 880,721	$ 105,447	$ 1,223,767

Change in foreign currency translation
adjustments, net	(995)	475	(2,560)	1,145

Unrealized loss on interest rate swaps, net	(775)	–	(775)	–

Unrealized holding gain (loss) on marketable
securities:
Unrealized holding gain (loss) arising during
the period, before tax	(171,623)	(133,672)	(402,853)	719,024
Less: adjustment for gain on sales of
investments included in net income	–	–	(13,011)	(94,840)
Less: adjustment for gain on
reclassification of investments
included in net income	–	(1,095,976)	–	(1,095,976)
Income taxes	64,076	467,635	155,356	191,944

Change in net unrealized gain on
securities	(107,547)	(762,013)	(260,508)	(279,848)

Net other comprehensive loss	(109,317)	(761,538)	(263,843)	(278,703)

Comprehensive income (loss)	$ (71,508)	$ 119,183	$(158,396)	$ 945,064

Note 12:    Legal Proceedings

     In March 1997, the Company acquired Renaissance Communications Corp., a publicly traded company which owned six television stations, including WBZL-Miami. The FCC order granting the Company’s application to acquire the Renaissance stations contained a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the Miami television station and the Fort Lauderdale Sun-Sentinel newspaper. The FCC subsequently issued a rule review to consider modifying its cross-ownership rule. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both the Miami television station and the Sun-Sentinel newspaper until the rule review has concluded. The Company cannot predict the outcome of the FCC cross-ownership rule review.

Note 13:    Other Developments

     In November 1999, the Company announced an agreement to acquire, for approximately $24 million, the remaining interest in Tiberius Broadcasting, Inc. (“Tiberius”), the current licensee of television station WTXX-Hartford. Since December 1997, Tribune has owned a 28.5% equity interest in Tiberius and has operated WTXX under a local management agreement. The Company is currently evaluating the FCC’s television/newspaper cross-ownership rule and the effect of the acquisition of Times Mirror, which owns The Hartford Courant newspaper, on the acquisition of WTXX.

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

     On July 17, 2000, Tribune and Knight Ridder announced that they have agreed to form a new company, named Career Holdings, Inc., to acquire by merger CareerPath.com and CareerBuilder, Inc. Tribune currently owns 38% of CareerPath.com and 50% of Career Holdings. A tender offer for all of the shares of common stock of CareerBuilder, at $8.00 per share in cash, began on July 25, 2000, and will expire on Aug. 21, 2000. The total purchase price for CareerBuilder is expected to be approximately $195 million. The companies expect the mergers to be completed in the third or fourth quarter of 2000.

Note 14:    Segment Information

     Financial data for each of the Company’s business segments are as follows (in thousands):

	Second Quarter Ended		First Half Ended
	June 25, 2000	June 27, 1999	June 25, 2000	June 27, 1999
Operating revenues:
Publishing	$ 905,959	$ 389,619	$ 1,303,410	$ 776,532
Broadcasting and Entertainment	418,371	348,811	729,891	612,634
Interactive	10,495	5,287	15,761	10,189

Total operating revenues	$ 1,334,825	$ 743,717	$ 2,049,062	$ 1,399,355

Operating profit:
Publishing	$ 195,487	$ 109,680	$ 303,781	$ 217,069
Broadcasting and Entertainment	142,082	105,668	225,777	168,451
Interactive	(13,130)	(6,391)	(24,451)	(11,543)
Corporate expenses	(22,920)	(9,464)	(31,606)	(18,010)

Total operating profit	$ 301,519	$ 199,493	$ 473,501	$ 355,967

	June 25, 2000	Dec. 26, 1999
Assets:
Publishing	$ 8,398,817	$ 901,881
Broadcasting and Entertainment	3,823,671	3,724,621
Interactive	115,976	27,111
Corporate	2,423,529	3,322,128

Subtotal	14,761,993	7,975,741
Net assets of discontinued operations	678,515	690,941
Assets held for sale	1,151,622	–

Total assets	$16,592,130	$8,666,682

     The assets of publishing and interactive have increased as a result of the Times Mirror acquisition. Assets of discontinued operations represent the net assets of the Company’s education segment. Assets held for sale include the Company’s Jeppesen, magazine and AchieveGlobal operations.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the second quarter and first half of 2000 to the second quarter and first half of 1999. Certain prior year amounts have been reclassified to conform with the 2000 presentation. All Company share and per share data have been restated to reflect the two-for-one common stock split effective Sept. 9, 1999.

FORWARD-LOOKING STATEMENTS

     This discussion, the information contained in the preceding notes to the financial statements and the information contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” contain certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include changes in advertising demand; newsprint prices; interest rates; competition; regulatory rulings and other economic conditions; the effect of professional sports team labor strikes, lock-outs and negotiations; the effect of acquisitions, investments and divestitures on the Company’s results of operations and financial condition; and the Company’s reliance on third-party vendors for various services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

SIGNIFICANT EVENTS

ACQUISITIONS

     On March 13, 2000, Tribune and The Times Mirror Company (“Times Mirror”) announced the signing of a definitive agreement for a merger of the two companies in a cash and stock transaction. Times Mirror publishes the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The (Stamford) Advocate, Greenwich Time and several smaller newspapers. The merger was effected through a two-step transaction for a total purchase price of approximately $8.4 billion, including assumption of debt.

     In the first step of the transaction, Tribune made a cash tender offer, for up to 28 million Times Mirror shares at a price of $95 per share, which expired on April 17, 2000. Through the tender offer, Tribune acquired 23.1 million Times Mirror shares for $2.2 billion, representing 39.4% of the outstanding Times Mirror common shares. Following the tender offer, Tribune gained effective control of Times Mirror and named 13 Tribune designees to Times Mirror’s 27 member board of directors. Tribune began to consolidate Times Mirror’s operating results starting April 17.

     Tribune completed the second step of the acquisition on June 12, 2000, following Tribune and Times Mirror shareholder approvals, through a merger of the two companies. In the merger, each remaining Times Mirror common share was converted, at the election of the shareholder, into 2.5 shares of Tribune common stock or, to the extent available, $95 in cash. The election to receive cash in the merger was available up to the balance of 28 million shares, after Tribune’s purchase of 23.1 million Times Mirror shares in the tender offer, combined with Tribune’s purchase of 0.2 million Times Mirror shares in the open market following the tender offer. In the merger, Tribune became obligated to pay cash of $447 million in the third quarter for 4.7 million Times Mirror common shares at $95 per share. Also, each remaining Times

Mirror common share was converted into 2.5 shares of Tribune common stock. As of June 12, 2000, Tribune issued 83 million common shares in exchange for 33.2 million Times Mirror common shares. In the third quarter of 2000, Tribune settled 7.1 million Times Mirror stock options for $297 million in cash. In addition, approximately 6.4 million Times Mirror options were converted into 15.9 million Tribune options. Shares of Times Mirror preferred stock were converted in the merger into shares of Tribune preferred stock with similar terms.

     This transaction was accounted for as a step acquisition purchase, and the effects of both steps of the merger are included in the June 25, 2000 condensed consolidated financial statements. Consolidated results of operations include 39.4% of Times Mirror’s operating results for the period April 17 through June 11, 2000 and 100% for the period June 12 through June 25, 2000. Minority interest expense of $16 million, net of tax, was recorded for the remaining 60.6% of Times Mirror that Tribune did not own during the period of April 17 through June 11, 2000.

     The total purchase price for Times Mirror was approximately $8.4 billion, which includes direct costs as well as debt and preferred stock assumed in connection with the merger. Direct costs include fees and expenses associated with the merger. The components of the total purchase price are as follows (in billions):

Cash	$ 3.1
Issuance of common stock and replacement options	3.5
Assumption of debt and preferred stock	1.8

Total purchase price	$ 8.4

     The total acquisition cost of $8.4 billion has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their respective values. A total of $5.7 billion, representing the excess of acquisition cost over the fair value of Times Mirror’s net tangible assets, has been allocated to intangible assets. Identifiable intangible assets are being amortized over periods ranging from 5 to 25 years. Goodwill is being amortized over 40 years. The estimated fair value of the assets acquired and liabilities assumed of Times Mirror are as follows (in billions):

Current assets	$ 0.5
Property, plant and equipment	0.9
Assets held for sale	1.2
Identifiable intangible assets	0.9
Goodwill	4.8
Other assets	1.4
Liabilities	(1.3)

Total purchase price	$ 8.4

     The purchase accounting for the Times Mirror acquisition reflected in the accompanying condensed consolidated financial statements is preliminary and will likely change as appraisals are finalized and as more facts are known. No material adjustments are expected.

     During the second quarter, Tribune announced its intention to sell Jeppesen, a Times Mirror subsidiary that provides flight information services for airlines, and Times Mirror Magazines, a publisher of special interest and leisure-oriented magazines. Times Mirror had previously accounted for its AchieveGlobal subsidiary as a discontinued operation, and Tribune also intends to divest this business. Accordingly, Jeppesen, the magazine operations and AchieveGlobal are classified as assets held for sale on the condensed consolidated balance sheet at their estimated net realizable values and their operating results are excluded from the condensed consolidated statements of income. During the second quarter, the Company allocated $6 million of interest expense to assets held for sale.

     Because the Times Mirror merger transaction did not involve the transfer of any broadcast station licenses, approval of the Federal Communications Commission (“FCC”) was not required to complete the merger. Under the FCC’s current television/newspaper cross-ownership rule, companies are generally prohibited from owning both a newspaper and a broadcast license in the same market. The FCC’s policy provides, however, that newly created television/newspaper combinations may be held until the next license renewal. License renewals for Tribune television properties affected by the merger are in years 2006 (KTLA-Los Angeles and WTIC-Hartford) and 2007 (WPIX-New York). The FCC has issued a rule review to consider modifying its cross-ownership rule. If the cross-ownership rule is not modified by the time the licenses are due for renewal, a waiver will be needed to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, Hartford and New York markets. The Company cannot predict the outcome of the FCC cross-ownership rule review.

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

DISCONTINUED OPERATIONS

     In June 2000, the Company reached an agreement to sell its education segment to The McGraw-Hill Companies, for approximately $635 million in cash, subject to certain adjustments, which should increase the net after-tax proceeds to approximately $680 million. In the second quarter of 2000, Tribune recorded a one-time after-tax loss on the sale of approximately $96 million. The sale is subject to Hart-Scott-Rodino approval and is expected to be completed in the third quarter of 2000. The accompanying condensed consolidated financial statements reflect the education segment as a discontinued operation for all periods presented. Discontinued operations are summarized as follows (in thousands):

	Second Quarter Ended		First Half Ended
	June 25, 2000	June 27, 1999	June 25, 2000	June 27, 1999
Income from operations, net of tax	$ 10,464	$8,904	$ 9,743	$8,725
Loss on disposal, net of tax benefit of $23 million and
income during the holding period	(95,758)	–	(95,758)	–

Income (loss) from discontinued operations,
net of tax	$(85,294)	$8,904	$(86,015)	$8,725

     Education reported operating revenues of $102 million and $93 million for the second quarters and $170 million and $157 million for the first halves ended June 25, 2000, and June 27, 1999, respectively.

     The assets and liabilities of the education segment have been classified in the condensed consolidated balance sheets as net assets of discontinued operations. At June 25, 2000, the net assets of discontinued operations primarily consist of accounts receivable, inventory, fixed assets and intangible assets amounting to $862 million, net of liabilities of $87 million and the estimated loss on disposal of $96 million.

NON-OPERATING ITEMS

     The second quarters and first halves of both 2000 and 1999 included several non-operating items. In connection with the PHONES transaction in April 1999, the Company elected early adoption of Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which covers derivative securities. Under the provisions of FAS 133, changes in the fair values of certain derivatives are recorded in the income statement. The provisions of FAS 133 affected the Company’s accounting for its 8.0 million PHONES, its 4.6 million Debt Exchangeable for Common Stock securities (“DECS”) and its America Online (“AOL”) collar for 1.0 million shares.

     Prior to the adoption of FAS 133, changes in the fair values of the Company’s 16.0 million AOL shares and 5.5 million Mattel shares related to the PHONES and DECS, respectively, had been recorded in the accumulated other comprehensive income component of shareholders’ equity in the Company’s balance sheet, as these securities had been classified as available-for-sale. With the adoption of FAS 133, the 16.0 million shares of AOL common stock and the 5.5 million shares of Mattel common stock were reclassified to trading securities. The Company records subsequent changes in the fair values of these investments in the statement of income.

     Under the provisions of FAS 133, the initial value of the PHONES and the DECS were each split into a debt component and a derivative component. Changes in the fair values of the derivative component of the PHONES and DECS are recorded in the statement of income. Changes in the fair values of the related AOL and Mattel shares should offset changes in the fair values of the derivative component of the PHONES and the DECS, respectively. However, there have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES, DECS and the related AOL and Mattel shares. The 1.0 million shares of AOL common stock related to the AOL collar are classified as available-for-sale securities, with the unrealized gain or loss on these shares reported in the accumulated other comprehensive income component of shareholders’ equity. Changes in the AOL collar’s time value are recorded in the Company’s statement of income.

     In connection with the Times Mirror acquisition, the Company assumed Times Mirror’s Premium Equity Participating Securities (“PEPS”) and the related investment in 0.7 million AOL shares. The Company accounts for the PEPS and the related AOL shares under the provisions of FAS 133. The 0.7 million AOL shares are classified as trading securities, and changes in their fair value, net of the changes in the fair value of the related derivative component of the PEPS, are recorded in the statement of income.

     The second quarter and first half of 2000 included several non-operating items, summarized as follows (in millions, except per share amounts):

	Second Quarter Ended		First Half Ended
	June 25, 2000		June 25, 2000
	Pretax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	Diluted EPS
Loss on change in fair values of derivatives
and related investments	$ (30)	$ (.07)	$ (66)	$ (.16)
Gain on sales of investments, net of
investment write-downs	40.09		40.09
Gain on sale of AOL common stock	–	–	13.03

Total non-operating items	$ 10	$ .02	$ (13)	$ (.04)

     In the 2000 second quarter, the $30 million loss on the change in fair values of derivatives and related investments resulted primarily from a $288 million decrease in the fair value of 16.0 million shares of AOL common stock, which was substantially offset by a $255 million decrease in the fair value of the derivative component of the PHONES. In the 2000 first half, the $66 million loss resulted mainly from a $448 million decrease in the fair value of 16.0 million shares of AOL common stock, which was substantially offset by a $376 million decrease in the fair value of the derivative component of the PHONES.

     In the 2000 second quarter, Tribune sold its Digital City investment to AOL for $64 million in cash. The Company recorded a pretax gain of approximately $48 million on the sale. The Company also sold another investment and recorded certain investment write-downs in the second quarter.

     In the 2000 first quarter, 500,000 AOL shares under the AOL collar settled, of which Tribune sold 270,000 shares and kept 230,000 shares. The sale of 270,000 AOL shares resulted in a pretax gain of $13 million. In the 2000 second quarter, an additional 500,000 AOL shares under the AOL collar settled; Tribune did not sell any of these shares.

     The second quarter and first half of 1999 included several non-operating items, summarized as follows (in millions, except per share amounts):

	Second Quarter Ended		First Half Ended
	June 27, 1999		June 27, 1999
	Pretax Gain	Diluted EPS	Pretax Gain	Diluted EPS
Gain on change in fair values of derivatives
and related investments	$ 171	$ .39	$ 171	$ .40
Gain on reclassification of investments	1,096	2.55	1,096	2.55
Gain on sale of WGNX subsidiary	–	–	348.80
Gain on sale of AOL common stock	–	–	95.23
Gain on sale of other investment	–	–	2	–

Total non-operating items	$1,267	$ 2.94	$1,712	$ 3.98

     In the 1999 second quarter, the $171 million gain on the change in fair values of derivatives and related investments resulted primarily from a $350 million decrease in the fair value of the derivative component of the PHONES, which was partially offset by a $184 million decrease in the fair value of the related 16.0 million shares of AOL common stock.

     With the adoption of FAS 133, the 16.0 million shares of AOL common stock and the 5.5 million shares of Mattel common stock were reclassified from available for sale to trading securities. As a result of this change in classification, the Company was required, under the provisions of FAS 115, “Accounting for Certain Investments in Debt and Equity Securities,” to recognize pretax gains totaling approximately $1.1 billion in its second quarter 1999 statement of income. These gains represented the unrealized market appreciation on these investments through the end of the 1999 first quarter. The second quarter of 1999 also included a $3 million after-tax loss, or $.01 per diluted share, representing the cumulative effect of adopting FAS 133 as of the beginning of the second quarter. This cumulative effect resulted from adjusting the DECS and AOL collar derivatives to their fair values as of March 28, 1999.

     In March 1999, Tribune completed the exchange of its CBS-affiliated television station, WGNX-Atlanta, and cash for Fox affiliate KCPQ-Seattle, resulting in a pretax gain of $348 million. Also in March 1999, Tribune sold two million shares of AOL common stock for $95 million in cash, resulting in a pretax gain of $95 million.

OTHER

     In November 1999, the Company announced an agreement to acquire, for approximately $24 million, the remaining interest in Tiberius Broadcasting, Inc. (“Tiberius”), the current licensee of television station WTXX-Hartford. Since December 1997, Tribune has owned a 28.5% equity interest in Tiberius and has operated WTXX under a local management agreement. The Company is currently evaluating the FCC’s television/newspaper cross-ownership rule and the effect of the acquisition of Times Mirror, which owns The Hartford Courant newspaper, on the acquisition of WTXX.

     On July 17, 2000, Tribune and Knight Ridder announced that they have agreed to form a new company, named Career Holdings, Inc., to acquire by merger CareerPath.com and CareerBuilder, Inc. Tribune currently owns 38% of CareerPath.com and 50% of Career Holdings. A tender offer for all of the shares of common stock of CareerBuilder, at $8.00 per share in cash, began on July 25, 2000, and will expire on Aug. 21, 2000. The total purchase price for CareerBuilder is expected to be approximately $195 million. The companies expect the mergers to be completed in the third or fourth quarter of 2000.

RESULTS OF OPERATIONS

     Tribune has consolidated Times Mirror’s results since the cash tender offer closed on April 17, 2000. Tribune owned 39.4% of Times Mirror from April 17 until June 11. On June 12, the merger of the two companies was completed, resulting in Tribune owning 100% of Times Mirror. Minority interest expense reflects the 60.6% of Times Mirror not owned by Tribune from April 17 through June 11. Because of Tribune’s decision to sell Times Mirror’s Jeppesen, magazine and AchieveGlobal operations, these businesses are considered “assets held for sale,” and their operating results are excluded from the statements of income.

     As a result of the merger with Times Mirror, Tribune’s equity investments in Classified Ventures and CareerPath.com have increased to 34% and 38%, respectively, as Times Mirror also had interests in these companies. As a result, these investments are now accounted for under the equity method, and 1999 results and 2000 first quarter results have been restated to record equity losses based on the Company’s pre-merger ownership interests of 17% in Classified Ventures and 18% in CareerPath.com. The restatement resulted in the Company recording additional pretax equity losses of $0.4 million for the first quarter of 1999, $7.0 million ($.02 per diluted share) for the second quarter of 1999 and $5.7 million ($.01 per diluted share) for the first quarter of 2000.

     Beginning in 2000, operating results for the interactive segment are reported separately from publishing. Prior year’s operating results have been restated for the formation of the new segment and to conform to the revised financial statement presentation. This restatement had no effect on net income.

     In June 2000, the Company reached an agreement to sell its education segment to The McGraw-Hill Companies. The accompanying condensed consolidated financial statements reflect the education segment as a discontinued operation for all periods presented. The following discussion presents results from continuing operations.

     The results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. In both publishing and broadcasting and entertainment, second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2000 and 1999 second quarters reflect these seasonal patterns.

CONSOLIDATED

     The Company’s consolidated operating results for the second quarters and first halves of 2000 and 1999 and the percentage changes from 1999 are shown in the table below. Times Mirror operating results are included from April 17 to June 25, 2000.

	Second Quarter			First Half
(Dollars in millions, except per share amounts)	2000	1999	Change	2000	1999	Change
Operating revenues
Tribune	$ 826	$ 744	+11%	$ 1,540	$ 1,399	+10%
Times Mirror	509	–	*	509	–	*

Total	1,335	744	+79%	2,049	1,399	+46%

Operating profit
Tribune	237	199	+19%	409	356	+15%
Times Mirror	65	–	*	65	–	*

Total	302	199	+51%	474	356	+33%

Non-operating items:
Gain (loss) on change in fair values of derivatives
and related investments	(30)	171	*	(66)	171	*
Gain on reclassification of investments	–	1,096	*	–	1,096	*
Gain on sales of investments and
subsidiary, net of write-downs	40	–	*	53	445	*

Total	10	1,267	*	(13)	1,712	*

Net income:
Continuing operations before cumulative effect
of accounting change:
Excluding non-operating items	119	105	+14%	202	178	+14%

Including non-operating items	123	875	-86%	191	1,218	-84%
Discontinued operations	(85)	9	*	(86)	9	*
Cumulative effect of accounting change, net	–	(3)	*	–	(3)	*

Net income	38	881	-96%	105	1,224	-91%

Diluted earnings per share:
Continuing operations before cumulative effect
of accounting change:
Excluding non-operating items	.44	.39	+13%	.75	.66	+14%

Including non-operating items	.46	3.33	-86%	.71	4.64	-85%
Discontinued operations	(.33)	.04	*	(.33)	.03	*
Cumulative effect of accounting change, net	–	(.01)	*	–	(.01)	*

Net income	.13	3.36	-96%	.38	4.66	-92%

* Not meaningful

Earnings Per Share (“EPS”) — Diluted EPS from continuing operations for the 2000 second quarter rose to $.44, up 13% from $.39 last year, excluding non-operating items in both years and the cumulative effect of accounting change in 1999. On the same basis, diluted EPS from continuing operations for the first half of 2000 increased 14% to $.75 from $.66 in 1999. The improvements were primarily due to operating profit gains at broadcasting and publishing. Including non-operating items in both years, diluted EPS from continuing operations before the cumulative effect of the accounting change in 1999 was $.46 in the second quarter of 2000, compared with $3.33 in the second quarter of 1999, and $.71 in the first half of 2000, compared with $4.64 in the first half of 1999.

Operating Revenues and Profit — The Company’s consolidated operating revenues, EBITDA (operating profit before depreciation, amortization, equity results, non-operating items and minority interest) and operating profit by business segment for the second quarter and first half were as follows:

	Second Quarter			First Half
(Dollars in millions)	2000	1999	Change	2000	1999	Change
Operating revenues
Publishing	$ 906	$ 390	+133%	$ 1,303	$ 776	+68%
Broadcasting and Entertainment	418	349	+20%	730	613	+19%
Interactive	11	5	+99%	16	10	+55%

Total operating revenues	$ 1,335	$ 744	+79%	$ 2,049	$ 1,399	+46%

EBITDA*
Publishing	$ 253	$ 131	+93%	$ 383	$ 258	+48%
Broadcasting and Entertainment	171	131	+30%	284	218	+30%
Interactive	(12)	(5)	-121%	(22)	(10)	-127%
Corporate expenses	(21)	(9)	-146%	(30)	(16)	-78%

Total EBITDA	$ 391	$ 248	+57%	$ 615	$ 450	+37%

Operating profit
Publishing	$ 196	$ 109	+78%	$ 304	$ 217	+40%
Broadcasting and Entertainment	142	106	+34%	226	168	+34%
Interactive	(13)	(6)	-105%	(24)	(11)	-112%
Corporate expenses	(23)	(10)	-142%	(32)	(18)	-75%

Total operating profit	$ 302	$ 199	+51%	$ 474	$ 356	+33%

*

EBITDA is defined as earnings before interest, taxes, depreciation, amortization, equity results, non-operating items and minority interest. The Company has presented EBITDA because it is comparable to the data provided by other companies in the industry and is a common alternative measure of performance. Although comparable, the Company's definition of EBITDA may not be consistent with that of other companies. EBITDA does not represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

     Consolidated operating revenues for the second quarter of 2000 rose 79% to $1.3 billion from $744 million in 1999 and for the first half increased 46% to $2.0 billion from $1.4 billion in 1999, mainly due to the Times Mirror merger and other recent acquisitions. Excluding Times Mirror, revenues increased 11% in the quarter and 10% in the first half. Excluding all acquisitions and divestitures (“on a comparable basis”), revenues were up 8% in the second quarter and 7% in the first half.

     Consolidated operating profit increased 51% in the 2000 second quarter and 33% in the first half, while EBITDA rose 57% in the second quarter and 37% in the first half. Publishing operating profit increased 78% in the 2000 second quarter and 40% in the first half, mainly due to the Times Mirror acquisition. Excluding Times Mirror, publishing operating profit increased 3% for the second quarter and 2% for the first half. Broadcasting and entertainment operating profit grew 34% in both the 2000 second quarter and first half, mainly due to growth in television. Interactive reported an operating loss of $13 million in the 2000 second quarter, compared with $6 million last year, and $24 million for the first half, compared with $11 million in 1999. Excluding Times Mirror, interactive’s operating losses were $9 million and $20 million in the 2000 second quarter and first half, respectively. On a comparable basis, consolidated operating profit was up 15% in the second quarter and 13% in the first half, and EBITDA increased 12% in the second quarter and 11% in the first half.

Operating Expenses — Consolidated operating expenses increased 90% in the second quarter and 51% in the first half as follows:

	Second Quarter			First Half
(Dollars in millions)	2000	1999	Change	2000	1999	Change
Cost of sales	$ 571	$339	+68%	$ 898	$ 649	+38%
Selling, general & administrative	373	156	+139%	536	300	+79%
Depreciation	50	31	+64%	83	60	+38%
Amortization of intangible assets	39	18	+115%	59	34	+71%

Total operating expenses	$1,033	$544	+90%	$1,576	$1,043	+51%

     On a comparable basis, consolidated operating expenses increased 5% in both the second quarter and first half.

     Cost of sales increased 68%, or $232 million, in the 2000 second quarter and increased 38%, or $249 million, in the first half, primarily due to acquisitions. On a comparable basis, cost of sales increased 7%, or $24 million, in the second quarter and was up 5%, or $32 million, in the first half. The growth in both periods was due to increased compensation expenses, higher broadcast rights amortization expense and increased news production costs at the Company’s television stations. On a comparable basis, compensation expense was up 4%, or $5 million, in the second quarter and 4%, or $10 million, in the first half. Broadcast rights amortization increased 5%, or $4 million, in the second quarter and was up 4%, or $7 million, in the first half. Excluding Times Mirror, newsprint expense increased 7%, or $3 million, in the second quarter and was flat in the first half of 2000.

     Selling, general and administrative expenses (“SG&A”) were up 139%, or $217 million, in the 2000 second quarter and increased 79%, or $236 million, in the first half. On a comparable basis, SG&A expenses grew 3%, or $5 million, in the second quarter and were up 6%, or $16 million, in the first half due to higher expenses for development spending at the interactive segment, promotion spending at the television stations, and compensation, partially offset by lower Year 2000 compliance expenses. On a comparable basis, interactive development spending grew $4 million in the second quarter and $9 million in the first half, and promotion spending at the television stations grew $2 million in the second quarter and $3 million in the first half. On a comparable basis, compensation expense grew $1 million in the second quarter and $4 million in the first half. Year 2000 compliance expenses declined $2 million in the second quarter and $5 million in the first half.

     The increase in depreciation and amortization of intangible assets reflects the acquisitions and capital expenditures made in 2000 and 1999.

PUBLISHING

Operating Revenues and Profit — The following table presents publishing operating revenues, EBITDA and operating profit for daily newspapers and other publications/services for the second quarter and first half. The latter category includes syndication of editorial products, advertising placement services, niche and weekly publications, direct mail operations, cable television news programming, distribution of entertainment listings and other publishing-related activities. Times Mirror operating results are included from April 17 to June 25, 2000.

	Second Quarter			First Half
(Dollars in millions)	2000	1999	Change	2000	1999	Change
Operating revenues
Tribune
Daily newspapers	$362	$351	+3%	$ 721	$705	+ 2%
Other publications/services	40	39	+3%	78	71	+10%

Total	402	390	+3%	799	776	+ 3%

Times Mirror
Daily newspapers	454	–	*	454	–	*
Other publications/services	50	–	*	50	–	*

Total	504	–	*	504	–	*

Total operating revenues	$906	$390	+133%	$1,303	$776	+68%

EBITDA
Tribune
Daily newspapers	$128	$124	+3%	$ 253	$246	+ 3%
Other publications/services	7	7	-1%	12	12	- 5%

Total	135	131	+3%	265	258	+ 3%

Times Mirror
Daily newspapers	108	–	*	108	–	*
Other publications/services	10	–	*	10	–	*

Total	118	–	*	118	–	*

Total EBITDA	$253	$131	+93%	$ 383	$258	+48%

Operating profit
Tribune
Daily newspapers	$109	$105	+3%	$ 215	$210	+ 3%
Other publications/services	5	4	+7%	7	7	-11%

Total	114	109	+3%	222	217	+ 2%

Times Mirror
Daily newspapers	77	–	*	77	–	*
Other publications/services	5	–	*	5	–	*

Total	82	–	*	82	–	*

Total operating profit	$196	$109	+78%	$ 304	$217	+40%

*Not meaningful

     Publishing operating revenues for the 2000 second quarter increased 133% to $906 million, and for the first half were up 68% to $1.3 billion, principally due to Times Mirror and higher advertising revenues in Chicago and Fort Lauderdale. Excluding Times Mirror, publishing revenues were up 3% in both the second quarter and the first half; advertising revenues improved 5% in the second quarter and 4% in the first half. Operating profit for the 2000 second quarter grew 78% to $196 million, and for the first half was up 40% to $304 million, due to the acquisition of Times Mirror. Excluding Times Mirror, operating profit grew 3% to $114 million and for the first half rose 2% to $222 million. In the second quarter of 2000, operating profit margins at Tribune’s four daily newspapers were flat at 30.0%, and in the first half increased to 29.8% from 29.7% in 1999.

     Publishing group revenues excluding Times Mirror, by classification, for the second quarter and first half were as follows:

	Second Quarter			First Half
(Dollars in millions)	2000	1999	Change	2000	1999	Change
Advertising
Retail	$118	$115	+3%	$229	$226	+1%
General	54	45	+20%	105	88	+19%
Classified	137	135	+2%	276	274	+1%

Total advertising	309	295	+5%	610	588	+4%
Circulation	58	60	-4%	119	123	-3%
Other	35	35	+1%	70	65	+9%

Total revenues	$402	$390	+3%	$799	$776	+3%

     Excluding Times Mirror, retail advertising revenues grew 3% in the second quarter and 1% in the first half, due to increases in the food and drug and movies categories in Chicago. General advertising revenues were up 20% in the second quarter and 19% in the first half from increased high-tech and financial advertising in Chicago, Fort Lauderdale and Orlando and resorts and media advertising in Chicago. Classified advertising increased 2% in the second quarter and 1% in the first half, mainly due to higher help-wanted advertising in Fort Lauderdale.

     Excluding Times Mirror, total advertising linage improved 8% in the second quarter and 6% in the first half. Full run retail advertising linage decreased 5% in both the second quarter and first half due to declines in Chicago, Orlando and Newport News. Full run general advertising linage improved 18% in the second quarter and 14% in the first half, primarily due to gains in Fort Lauderdale and Chicago. Full run classified advertising linage decreased 1% in both the second quarter and first half, due to declines in Chicago and Fort Lauderdale. Part run advertising linage was up 2% in the second quarter and 3% in the first half, due to increases in Chicago. Preprint advertising linage rose 21% in the second quarter and 18% in the first half, due to improvements in Chicago and Fort Lauderdale. The following summary presents advertising linage, excluding Times Mirror, for the second quarter and the first half:

	Second Quarter			First Half
(Inches in thousands)	2000	1999	Change	2000	1999	Change
Full run
Retail	836	876	-5%	1,656	1,748	-5%
General	290	245	+18%	554	485	+14%
Classified	1,707	1,717	-1%	3,376	3,414	-1%

Total full run	2,833	2,838	–	5,586	5,647	-1%
Part run	2,575	2,514	+2%	5,076	4,938	+3%
Preprint	3,176	2,630	+21%	5,897	4,988	+18%

Total inches	8,584	7,982	+8%	16,559	15,573	+6%

     Excluding Times Mirror, circulation revenues decreased 4% in the 2000 second quarter and 3% in the first half. Lower revenues resulted from increased discounting in Chicago. Total average daily circulation was flat at 1,230,000 copies in the 2000 second quarter and 1,259,000 copies in the first half. Total average Sunday circulation was up 1% to 1,876,000 copies in the second quarter and grew 1% to 1,917,000 in the first half of 2000.

     Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Excluding Times Mirror, the increase in other revenues in the 2000 first half resulted primarily from higher revenues from direct mail and commercial printing operations.

Operating Expenses — Publishing operating expenses increased 154%, or $431 million, in the second quarter and 79%, or $440 million, in the first half, mainly due to the acquisition of Times Mirror. Newsprint and ink expense increased 146%, or $70 million, in the second quarter and 65%, or $66 million, in the first half of 2000.

     On a comparable basis, expenses grew 3%, or $9 million, in the second quarter and were up 3%, or $17 million, in the first half, mainly due to increased compensation expense, development spending and higher circulation and advertising expenses. On a comparable basis, newsprint and ink expense increased 7%, or $3 million, in the second quarter and was flat in the first half of 2000 and other expenses were up 2%, or $6 million, in the 2000 second quarter and 4%, or $17 million, in the first half. On a comparable basis, compensation expense increased 2%, or $2 million, in the second quarter and 4%, or $8 million, in the first half; spending for development and promotion activities each grew $2 million in the first half; and circulation expense increased $1 million in the second quarter and $2 million in the first half of 2000.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit — The following table presents operating revenues, EBITDA and operating profit for television, radio and entertainment/other for the second quarter and first half. Entertainment/other includes Tribune Entertainment and the Chicago Cubs.

	Second Quarter			First Half
(Dollars in millions)	2000	1999	Change	2000	1999	Change
Operating revenues
Television	$348	$ 290	+20%	$ 633	$ 530	+20%
Radio	17	14	+18%	30	26	+17%
Entertainment/other	53	45	+21%	67	57	+16%

Total operating revenues	$418	$ 349	+20%	$ 730	$ 613	+19%

EBITDA
Television	$160	$ 128	+25%	$ 273	$ 217	+26%
Radio	7	5	+37%	11	8	+34%
Entertainment/other	4	(2)	*	–	(7)	+93%

Total EBITDA	$171	$ 131	+30%	$ 284	$ 218	+30%

Operating profit
Television	$132	$ 104	+27%	$ 218	$ 170	+28%
Radio	7	5	+42%	10	7	+41%
Entertainment/other	3	(3)	*	(2)	(9)	+71%

Total operating profit	$142	$ 106	+34%	$ 226	$ 168	+34%

*Not meaningful

     Broadcasting and entertainment operating revenues increased 20% to $418 million in the 2000 second quarter and grew 19% to $730 million in the first half due mainly to higher television revenues. Television revenues were up 20%, or $58 million, in the second quarter, and 20%, or $103 million, in the first half, due to continued strong performances of the syndicated show “Friends” and WB prime-time programming; gains at the WGN Superstation; and the acquisition of stations in Atlanta and New Orleans (February 2000), Washington, D.C. (November 1999), Albany (September 1999) and KCPQ-Seattle (acquired in exchange for WGNX-Atlanta in March 1999). Television revenues also increased due to copyright royalties of $12 million in the first half, compared with $5 million in 1999. These royalties resulted from payments by cable systems and satellite carriers for television signals they deliver to subscribers outside the stations’ local markets. On a comparable basis, television revenues increased 11% in the second quarter and 12% in the first half, primarily due to improvements at the Company’s WB-affiliated stations, led by WPIX-New York, KTLA-Los Angeles and KDAF-Dallas. Radio revenues increased 18% in the 2000 second quarter and 17% in the first half, mainly due to gains at the stations in Chicago and Denver. Entertainment/other revenues rose 21% in the 2000 second quarter and 16% in the first half, mainly due to seven more home Cubs games in the 2000 second quarter.

     Operating profit for broadcasting and entertainment was up 34% to $142 million in the 2000 second quarter and increased 34% to $226 million in the first half, primarily due to gains in television. Television operating profit increased 27% in the 2000 second quarter and 28% in the first half, mainly from improvements at WB affiliates, led by WPIX-New York, KTLA-Los Angeles and KDAF-Dallas; gains at the WGN Superstation; and the acquisitions. On a comparable basis, television operating profit increased 20% in the 2000 second quarter and 25% in the first half.

Operating Expenses — Broadcasting and entertainment operating expenses increased 14%, or $33 million, in the second quarter of 2000 and 13%, or $60 million, in the first half. The increase was mainly due to the television station acquisitions, partially offset by the sale of WGNX-Atlanta. On a comparable basis, broadcasting and entertainment operating expenses were up 6%, or $16 million, in the second quarter and 5%, or $23 million, in the first half, due to increased compensation costs and broadcast rights amortization and higher news, sales and promotion costs mainly from the launch of one prime-time and four morning news programs. On a comparable basis, compensation costs grew 4%, or $4 million, in the second quarter and 5%, or $7 million in the first half, partially due to higher sales and news expense. Broadcast rights amortization increased 5%, or $4 million, in the second quarter and 4%, or $7 million, in the first half. News, sales and promotion costs increased 18%, or $4 million, in the second quarter and 15%, or $6 million, in the first half of 2000.

INTERACTIVE

Operating Revenues and Profit — The following table presents interactive operating revenues, EBITDA and operating loss for the second quarter and first half. Times Mirror operating results are included from April 17 to June 25, 2000.

	Second Quarter			First Half
(Dollars in millions)	2000	1999	Change	2000	1999	Change
Operating revenues
Tribune	$ 6	$ 5	+ 6%	$ 11	$ 10	+6%
Times Mirror	5	–	*	5	–	*

Total operating revenues	$ 11	$ 5	+99%	$ 16	$ 10	+55%

EBITDA
Tribune	$ (9)	$(5)	-60%	$(19)	$(10)	-93%
Times Mirror	(3)	–	*	(3)	–	*

Total EBITDA	$(12)	$(5)	-121%	$(22)	$(10)	-127%

Operating loss
Tribune	$ (9)	$(6)	-39%	$(20)	$(11)	-75%
Times Mirror	(4)	–	*	(4)	–	*

Total operating loss	$(13)	$(6)	-105%	$(24)	$(11)	-112%

*Not meaningful

     The interactive segment’s revenues are derived primarily from advertising sales. Banner and sponsorship advertising is sold to local and national customers. Classified advertising revenues are mainly derived from two sources: bundling print and online classified advertising with the Company’s daily newspapers and selling online-only classified products.

     Interactive’s operating revenues increased 99% to $11 million in the 2000 second quarter, and 55% to $16 million in the first half. Excluding Times Mirror and 1999 royalty revenues related to the AOL/Digital City relationship, 2000 second quarter revenues increased 29% to $6 million, and for the first half increased 37% to $11 million. The increases in both periods resulted from higher classified revenues and increased banner and sponsorship advertising. As of the fourth quarter 1999, interactive stopped recording AOL/Digital City royalties as a result of Tribune’s changing relationship with Digital City.

     Interactive’s second quarter 2000 operating loss grew to $13 million from $6 million in 1999 and for the first half its operating loss increased to $24 million from $11 million in 1999. Excluding Times Mirror, interactive’s losses were $9 million in the second quarter and $20 million in the first half. The higher losses in both periods resulted from increased development spending.

Operating Expenses – Interactive’s operating expenses increased 102%, or $12 million, in the 2000 second quarter, and 85%, or $18 million, in the first half. Excluding Times Mirror, operating expenses increased 24%, or $3 million, in the second quarter, and 43%, or $9 million, in the first half, due to higher development spending, primarily for compensation and promotion. Compensation expense and promotion expense each increased $1 million in the second quarter of 2000, and $3 million in the first half.

CORPORATE EXPENSES

     The following table presents corporate expenses for the second quarter and first half. Times Mirror corporate expenses are included from April 17 to June 25, 2000.

	Second Quarter			First Half
(Dollars in millions)	2000	1999	Change	2000	1999	Change
Corporate expenses
Tribune	$(10)	$(10)	-7%	$(19)	$(18)	-4%
Times Mirror	(13)	–	*	(13)	–	*

Total	$(23)	$(10)	-142%	$(32)	$(18)	-75%

*Not meaningful

     The increase in corporate expenses in both the 2000 second quarter and first half was primarily the result of the Times Mirror acquisition.

EQUITY RESULTS

     Net loss on equity investments totaled $18 million in the 2000 first quarter, up from a loss of $10 million in 1999, and for the first half totaled $36 million, compared with a loss of $24 million in 1999. Due to the merger with Times Mirror, Tribune’s equity investments in Classified Ventures and CareerPath.com increased to 34% and 38%, respectively, as Times Mirror also had interests in these companies. As a result, these investments are now accounted for under the equity method, and 1999 results and 2000 first quarter results have been restated to record equity losses based on the Company’s pre-merger ownership interests of 17% in Classified Ventures and 18% in CareerPath.com. The restatement resulted in the Company recording additional pretax equity losses of $0.4 million for the first quarter of 1999, $7.0 million for the second quarter of 1999 and $5.7 million for the first quarter of 2000. Equity results also include losses related to Tribune’s investments in The WB Television Network and BrassRing, Inc. In 1995, the Company acquired a 33% equity interest in Qwest, which owns WB affiliate television stations in Atlanta and New Orleans. On Feb. 3, 2000, the Company acquired the remaining interest in Qwest. The higher equity losses in both the second quarter and first half resulted mainly from the increased ownership interests in Classified Ventures and CareerPath.com, losses at BrassRing, which was formed in September 1999, and the absence of equity income from Qwest.

INTEREST AND INCOME TAXES

     Interest expense for the 2000 second quarter increased to $61 million from $31 million last year, and for the first half grew to $91 million from $54 million in 1999, primarily due to interest on debt used to fund the Times Mirror acquisition and interest on existing Times Mirror debt assumed by Tribune. Second quarter and first half 2000 interest expense was reduced by $6 million of interest expense allocated to assets held for sale. Interest income for the 2000 second quarter was $5 million compared with $13 million last year, as excess cash was used to fund the Times Mirror acquisition. For the first half, interest income was $19 million compared with $15 million in 1999.

     The effective tax rate, excluding non-operating items, was 41.3% and 39.1% for the 2000 and 1999 second quarters, respectively, and 40.8% and 39.3% for the 2000 and 1999 first halves, respectively. The higher effective tax rate for 2000 was mainly due to the Times Mirror acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by continuing operations in the first half was $401 million in 2000, compared with $182 million in 1999. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and stock.

     Net cash used for investments totaled $2.0 billion in the first half of 2000 as the Company spent $2.1 billion for Times Mirror and $180 million for other acquisitions and investments. The Company received cash proceeds of $77 million from the sales of its Digital City investment and AOL common stock. In 1999, the Company invested a portion of the PHONES proceeds in short-term and long-term marketable securities. Through June 25, 2000, $335 million of these securities matured and were used to fund the Times Mirror acquisition.

     Net cash provided by financing activities in the first half of 2000 was $1.1 billion due to the issuance of commercial paper and sales of stock to employees, offset by purchases of treasury stock, repayments of long-term debt and payments of dividends. In the first half of 2000, the Company issued $1.8 billion of commercial paper, and repurchased 13 million shares of its common stock for $500 million. At June 25, 2000, the Company had authorization to repurchase an additional $2.4 billion of its common stock. The 2000 common dividend increased 11% to $.20 per share for the first half from $.18 per share in 1999. First half 2000 dividends were $65 million and include $10 million paid by Times Mirror in June 2000.

     In connection with the cash tender offer which expired April 17, 2000, the Company purchased 23.1 million shares of Times Mirror common stock for $95 per share. This purchase was funded in the second quarter through existing cash and the issuance of approximately $1.8 billion of commercial paper. At June 25, 2000, the Company was obligated to purchase an additional 4.7 million Times Mirror shares at $95 per share from shareholders who elected to receive cash in the June 12, 2000 merger. Through Aug. 4, 2000, the Company has purchased 4.3 million of these shares for $409 million. These share repurchases were funded through the issuance of commercial paper. In connection with the merger, the Company has increased its authority to issue commercial paper and increased its existing revolving credit agreements from $1.2 billion to $3.0 billion. As of June 25, 2000, no amounts were borrowed under the credit agreements.

     In July 2000, the Company settled 7.1 million Times Mirror stock options for $297 million in cash and converted the remaining 6.4 million Times Mirror stock options into 15.9 million Tribune stock options.

     The Company intends to use the cash proceeds from the expected sales of its education segment, Jeppesen, magazine operations and AchieveGlobal to pay down commercial paper balances. The sale of the education segment is subject to Hart-Scott-Rodino approval and is expected to be completed in the third quarter of 2000.

     The Company has experienced no significant operational effects from the Year 2000 transition. Year 2000 compliance expenses were $1.0 million in the first quarter of 2000 and totaled $17 million through March 26, 2000. The Company has not incurred any additional expenses since the first quarter of 2000. All costs were expensed as incurred.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

     The following represents an update of the Company’s market-sensitive financial information. This information contains forward-looking statements and should be read in conjunction with the Company’s Annual Report on Form 10-K.

EQUITY PRICE RISKS

Available-for-sale securities. The Company has common stock investments in several publicly traded companies that are subject to market price volatility. Except for 16.7 million shares of AOL common stock and 5.5 million shares of Mattel common stock (see discussion below), these investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in the accumulated other comprehensive income component of shareholders’ equity.

     The following analysis presents the hypothetical change in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price. This analysis excludes one million shares of AOL common stock related to a one-year hedge transaction. The AOL collar locked in the value of these shares within the price range of $46-$53 per share. See Note 7 to the Company’s Condensed Consolidated Financial Statements in this Form 10-Q for further discussion.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			June 25, 2000	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

Common stock
investments in
public companies	$284	$325	$365	$406 (1)	$447	$487	$528

(1)

Includes approximately 4.7 million shares of AOL common stock valued at $251 million. Excludes 16.7 million shares of AOL common stock and 5.5 million shares of Mattel common stock, see discussion below.

     During the last 12 quarters, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in nine of the quarters, by 20% or more in six of the quarters and by 30% or more in five of the quarters.

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

     At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL common stock or $157 per PHONES. At June 25, 2000, the PHONES fair value was $957 million. Since the issuance of the PHONES in April 1999, changes in the fair value of the PHONES have partially offset changes in the fair value of the related AOL shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related AOL shares.

     At maturity, the DECS will be repaid using shares of Mattel common stock or, at the Company’s option, the cash equivalent thereof. The number of Mattel shares due at maturity, or the cash equivalent thereof, is based on the fair market value of the Mattel common stock, adjusted using a predetermined formula that allocates a portion of the appreciation, if any, to the Company. Holders of the DECS bear the full risk of a decline in the value of Mattel common stock. The fair value of the DECS was $76 million at June 25, 2000. Since the issuance of the DECS in August 1998, changes in the fair value of the DECS have substantially offset changes in the fair value of the related Mattel shares. However, there may be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the DECS and the related Mattel shares.

     In connection with the Times Mirror acquisition, the Company assumed Times Mirror’s obligations under the Premium Equity Participating Securities (“PEPS”), which are related to an investment in 0.7 million AOL shares. The Company accounts for the PEPS and the related AOL shares under the provisions of FAS 133. The 0.7 million AOL shares are classified as trading securities, and changes in their fair value, net of the changes in the fair value of the derivative component of the PEPS, are recorded in the statement of income. The fair value of the PEPS was approximately $32 million at June 25, 2000. The PEPS mature March 15, 2001. The amount payable at maturity is based on the fair market value of AOL common stock, adjusted using a predetermined formula. Holders of the PEPS bear the full risk of a decline in the value of AOL common stock.

     The following analysis presents the hypothetical change in the fair value of the Company’s 16.0 million and 0.7 million shares of AOL common stock related to the PHONES and the PEPS, respectively, and the 5.5 million shares of Mattel common stock related to the DECS, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			June 25, 2000	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

AOL common stock	$624	$714	$803	$892	$981	$1,070	$1,160
Mattel common stock	51	59	66	73	80	88	95

     During the last 12 quarters, market price movements have caused the fair value of the Company’s 16.7 million shares in AOL common stock to change by 10% or more in ten of the quarters, by 20% or more in seven of the quarters and by 30% or more in five of the quarters. For the Company’s 5.5 million shares in Mattel common stock, market price movements have caused the fair value to change by 10% or more in ten of the quarters, by 20% or more in four of the quarters and by 30% or more in three of the quarters.

PART II.     OTHER INFORMATION

Item 4.     Submission of Matters to a Vote of Security Holders.

     On June 12, 2000 Tribune and Times Mirror held special shareholders meetings to vote on the merger between the two companies. The voting results were as follows:

	Votes	Votes	Votes
	"For"	"Against"	"Withheld"
Tribune Company shareholders	190,605,853	3,739,543	691,054
Times Mirror Company shareholders	171,032,295	97,985	121,261

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

•

The Company filed a Form 8-K Current Report dated June 12, 2000, which reported under Item 5 that the shareholders of both Tribune and Times Mirror approved the merger of the two companies. The merger was completed on June 12, 2000. No financial statements were filed as part of the report.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBUNE COMPANY (Registrant)
Date: August 8, 2000	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as chief accounting officer)