Form 10-Q
period 2000-09-24
TRIBUNE CO
filed 2000-11-07
CIK 726513

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 24, 2000

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     At November 3, 2000 there were 302,297,653 shares outstanding of the Company’s Common Stock ($.01 par value per share), excluding 45,594,660 shares held by subsidiaries of the Registrant; 10,002,668 shares held by TMCT, LLC representing 80% of the shares held by TMCT, LLC; 31,082,433 shares held by TMCT II, LLC, representing 80% of the shares held by TMCT II, LLC; 23,272,657 shares held by Eagle New Media Investments, LLC; and 17,302,407 shares held by Eagle Publishing Investments, LLC.

PART I. FINANCIAL INFORMATION

Item 1.    Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)

	Third Quarter Ended		Three Quarters Ended
	Sept. 24, 2000	Sept. 26, 1999	Sept. 24, 2000	Sept. 26, 1999

Operating Revenues	$1,359,406	$ 717,392	$3,408,468	$2,116,747

Operating Expenses
Cost of sales (exclusive of items shown below)	596,623	340,191	1,494,204	988,759
Selling, general and administrative	411,607	160,163	947,863	460,585
Depreciation	54,705	32,264	137,485	92,176
Amortization of intangible assets	59,803	18,788	118,747	53,274

Total operating expenses	1,122,738	551,406	2,698,299	1,594,794

Operating Profit	236,668	165,986	710,169	521,953

Net loss on equity investments (Note 2)	(26,349)	(10,818)	(62,513)	(35,314)
Interest income	3,492	16,473	22,635	31,057
Interest expense	(78,543)	(29,537)	(169,580)	(83,295)
Gain (loss) on change in fair values of derivatives
and related investments	11,139	20,771	(55,164)	192,204
Gain on reclassification of investments	–	–	–	1,095,976
Gain (loss) on sales of investments and subsidiary,
net of write-downs	(8,025)	–	44,629	444,927

Income from Continuing Operations
Before Income Taxes, Minority Interest and
Cumulative Effect of Change in Accounting
Principle	138,382	162,875	490,176	2,167,508

Income taxes	(59,161)	(63,279)	(203,158)	(849,810)
Minority interest expense, net of tax (Note 2)	–	–	(16,335)	–

Income from Continuing Operations Before
Cumulative Effect of Change in Accounting
Principle	79,221	99,596	270,683	1,317,698

Income (Loss) from
Discontinued Operations, net of tax (Note 3)	–	18,978	(86,015)	27,703

Income Before Cumulative Effect of Change in
Accounting Principle	79,221	118,574	184,668	1,345,401

Cumulative effect of change in accounting
principle, net of tax (Note 8)	–	–	–	(3,060)

Net Income	79,221	118,574	184,668	1,342,341
Preferred dividends, net of tax	(5,558)	(4,660)	(16,172)	(13,979)

Net Income Attributable to Common Shares	$ 73,663	$ 113,914	$ 168,496	$1,328,362

	Third Quarter Ended		Three Quarters Ended
	Sept. 24, 2000	Sept. 26, 1999	Sept. 24, 2000	Sept. 26, 1999
Earnings Per Share (Note 6):
Basic:
Continuing operations before cumulative effect
of change in accounting principle	$.24	$.40	$.97	$ 5.49
Discontinued operations	–	.08	(.32)	.12
Cumulative effect of accounting change, net	–	–	–	(.01)

Net income	$.24	$.48	$.65	$ 5.60

Diluted:
Continuing operations before cumulative effect
of change in accounting principle	$.22	$.37	$.91	$ 5.01
Discontinued operations	–	.07	(.30)	.10
Cumulative effect of accounting change, net	–	–	–	(.01)

Net income	$.22	$.44	$.61	$ 5.10

Dividends per common share	$.10	$.09	$.30	$.27

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	Sept. 24, 2000	Dec. 26, 1999
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ 106,765	$ 631,018
Short-term investments	85,585	435,770
Accounts receivable, net	840,563	524,443
Inventories	53,246	23,530
Broadcast rights	261,409	253,129
Prepaid expenses and other	295,525	16,275

Total current assets	1,643,093	1,884,165

Property, plant and equipment	2,776,923	1,734,672
Accumulated depreciation	(1,159,772)	(1,055,300)

Net properties	1,617,151	679,372

Broadcast rights	265,617	192,070
Net assets of discontinued operations and assets held for
sale (Notes 2 and 3)	1,366,467	690,941
Intangible assets, net	8,157,764	2,616,688
America Online stock related to PHONES debt	884,000	1,304,000
Other investments	1,214,800	1,154,969
Prepaid pension costs	780,241	48,108
Other assets	249,337	96,369

Total assets	$ 16,178,470	$ 8,666,682

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	Sept. 24, 2000	Dec. 26, 1999
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year	$ 134,372	$ 30,446
Contracts payable for broadcast rights	269,261	276,307
Deferred income	83,971	62,737
Accounts payable, accrued expenses and other current liabilities	870,590	452,927

Total current liabilities	1,358,194	822,417

PHONES debt related to America Online stock	977,200	1,328,480
Other long-term debt	4,725,935	1,365,593
Deferred income taxes	1,744,358	1,179,015
Contracts payable for broadcast rights	357,618	269,698
Compensation and other obligations	862,981	242,862

Total liabilities	10,026,286	5,208,065

Shareholders' equity
Series B convertible preferred stock	265,791	281,093
Series C convertible preferred stock, net of treasury stock	44,284	–
Series D-1 convertible preferred stock, net of treasury stock	38,097	–
Series D-2 convertible preferred stock, net of treasury stock	24,510	–
Common stock and additional paid-in capital	8,221,148	137,126
Treasury common stock (at cost)	(6,736,872)	(1,430,900)
Treasury common shares held by Tribune Stock Compensation
Fund (at cost)	(46,865)	(61,909)
Retained earnings	4,271,745	4,184,037
Unearned compensation related to ESOP	(127,595)	(127,595)
Accumulated other comprehensive income	197,941	476,765

Total shareholders' equity	6,152,184	3,458,617

Total liabilities and shareholders' equity	$16,178,470	$ 8,666,682

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Quarters Ended
	Sept. 24, 2000	Sept. 26, 1999
Operations
Income from continuing operations, net of cumulative effect of
change in accounting principle	$ 270,683	$ 1,314,638
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Loss (gain) on change in fair values of derivatives
and related investments	55,164	(192,204)
Gain on reclassification of investments	–	(1,095,976)
Gain on sales of investments and subsidiary, net of write-downs	(44,629)	(444,927)
Cumulative effect of change in accounting principle, net	–	3,060
Depreciation and amortization of intangible assets	256,232	145,450
Minority interest expense, net of tax	16,335	–
Deferred income taxes	11,727	624,864
Other, net	155,878	12,995

Net cash provided by continuing operations	721,390	367,900
Net cash provided by discontinued operations and assets held for sale	12,000	34,388

Net cash provided by operations	733,390	402,288

Investments
Capital expenditures	(165,225)	(75,797)
Acquisition of Times Mirror, net of cash acquired (excluding stock issued)	(2,883,104)	–
Other acquisitions and investments	(321,748)	(188,920)
Proceeds from sales of investments	152,263	98,595
Proceeds from sale of discontinued operations (Note 3)	642,253	–
Maturities of marketable securities	334,541	–
Net decrease in advances to investee	53	49,692
Other, net	797	(8,955)

Net cash used for investments of continuing operations	(2,240,170)	(125,385)
Net cash used for investments of discontinued operations and assets held
for sale	(60,270)	(15,509)

Net cash used for investments	(2,300,440)	(140,894)

Financing
Net proceeds from issuance of PHONES debt	–	1,230,880
Proceeds from issuance of other long-term debt	1,901,294	–
Repayments of long-term debt	(172,641)	(182,936)
Sales of common stock to employees, net	95,462	45,772
Purchases of treasury common stock	(621,632)	(37,014)
Purchases of treasury common stock by Tribune Stock Compensation Fund	(52,453)	(157,975)
Dividends	(107,233)	(73,015)

Net cash provided by financing of continuing operations	1,042,797	825,712

Net increase (decrease) in cash and cash equivalents	(524,253)	1,087,106
Cash and cash equivalents, beginning of year	631,018	12,433

Cash and cash equivalents, end of quarter	$ 106,765	$ 1,099,539

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1:    Basis of Preparation

     In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of Sept. 24, 2000, and the results of their operations for the quarters and first three quarters ended Sept. 24, 2000 and Sept. 26, 1999, and cash flows for the first three quarters ended Sept. 24, 2000 and Sept. 26, 1999. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2000 presentation.

     On June 12, 2000, the merger of Tribune and The Times Mirror Company (“Times Mirror”) was completed, resulting in Tribune owning 100% of Times Mirror. Tribune owned 39.4% of Times Mirror from April 17, 2000, when the cash tender offer closed, until June 11. Tribune has consolidated Times Mirror’s results since April 17, 2000. Tribune recorded minority interest expense for the 60.6% of Times Mirror not owned by Tribune from April 17 through June 11. Because of Tribune’s decision to sell Times Mirror’s Jeppesen, Magazines and AchieveGlobal operations, these businesses are considered “assets held for sale,” and their operating results are excluded from the statements of income. See Note 2 for further discussion.

     Due to the merger with Times Mirror, Tribune’s ownership interests in Classified Ventures and CareerPath.com increased to 34% and 38%, respectively, as Times Mirror also had interests in these companies. As a result, these investments are now accounted for under the equity method, and 1999 results and 2000 first quarter results have been restated to record equity losses based on the Company’s pre-merger ownership interests of 17% in Classified Ventures and 18% in CareerPath.com. See Note 2 for further discussion.

     On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies. The accompanying condensed consolidated financial statements reflect the education segment as a discontinued operation for all periods presented. See Note 3 for further discussion.

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

Note 2:    Acquisition of The Times Mirror Company

     On March 13, 2000, Tribune and Times Mirror announced the signing of a definitive agreement for a merger of the two companies in a cash and stock transaction. Times Mirror publishes the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The (Stamford) Advocate, Greenwich Time and several smaller newspapers. The merger was effected through a two-step transaction for a total purchase price of approximately $8.3 billion, including assumption of debt.

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

     Tribune completed the second step of the acquisition on June 12, 2000, following Tribune and Times Mirror shareholder approvals, through a merger of the two companies. In the merger, each remaining Times Mirror common share was converted, at the election of the shareholder, into 2.5 shares of Tribune common stock or, to the extent available, $95 in cash. The election to receive cash in the merger was available up to the balance of 28 million shares, after Tribune’s purchase of 23.1 million Times Mirror shares in the tender offer, combined with Tribune’s purchase of 0.2 million Times Mirror shares in the open market following the tender offer. In the merger, Tribune became obligated to pay cash of $447 million for 4.7 million Times Mirror common shares at $95 per share; through Nov. 3, 2000, $424 million of this amount has been paid. Also, each remaining Times Mirror common share was converted into 2.5 shares of Tribune common stock. On June 12, 2000, Tribune issued 83 million common shares in exchange for 33.2 million Times Mirror common shares. In the third quarter of 2000, Tribune settled 7.1 million Times Mirror stock options for $302 million in cash. In addition, approximately 6.4 million Times Mirror options were converted into 15.9 million Tribune options. Shares of Times Mirror preferred stock were converted in the merger into shares of Tribune preferred stock with similar terms.

     This transaction was accounted for as a step acquisition purchase, and the effects of both steps of the merger are included in the Sept. 24, 2000 condensed consolidated financial statements. Consolidated results of operations include 39.4% of Times Mirror’s operating results for the period April 17 through June 11, 2000 and 100% after June 12. Minority interest expense of $16 million, net of tax, was recorded for the remaining 60.6% of Times Mirror that Tribune did not own during the period of April 17 through June 11, 2000.

     The total purchase price for Times Mirror was approximately $8.3 billion, which includes direct costs as well as debt and preferred stock assumed in connection with the merger. Direct costs include fees and expenses associated with the merger. The components of the total purchase price are as follows (in billions):

Cash	$ 3.1
Issuance of common stock and replacement options	3.4
Assumption of debt and preferred stock	1.8

Total purchase price	$ 8.3

     The total acquisition cost of $8.3 billion has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their respective values. A total of $5.5 billion, representing the excess of acquisition cost over the fair value of Times Mirror’s net tangible assets, has been allocated to intangible assets. Identifiable intangible assets are being amortized over periods ranging from five to 25 years. Goodwill is being amortized over 40 years. The estimated fair value of the assets acquired and liabilities assumed of Times Mirror are as follows (in billions):

Current assets	$ 0.5
Property, plant and equipment	0.9
Assets held for sale	1.3
Identifiable intangible assets and goodwill	5.5
Other assets	1.5
Liabilities	(1.4)

Total purchase price	$ 8.3

     The purchase accounting for the Times Mirror acquisition reflected in the accompanying condensed consolidated financial statements is preliminary and will likely change as appraisals are finalized and as more facts are known. No material adjustments are expected.

     During the second quarter, Tribune announced its intention to sell Jeppesen, a former Times Mirror subsidiary that provides flight information services for airlines, and Times Mirror Magazines, a publisher of special interest and leisure-oriented magazines. Times Mirror had previously accounted for its AchieveGlobal subsidiary as a discontinued operation, and Tribune also announced an intention to divest this business. Accordingly, Jeppesen, Magazines and AchieveGlobal are classified as assets held for sale on the condensed consolidated balance sheet at their estimated net realizable values and their operating results are excluded from the condensed consolidated statements of income. During the third quarter and first three quarters, the Company allocated $22 million and $28 million, respectively, of interest expense to assets held for sale. On Oct. 4, Jeppesen was sold to The Boeing Company for $1.5 billion in cash. On Oct. 31, AchieveGlobal was sold to the Institute for International Research for approximately $100 million in cash. The Company has announced an agreement to sell Times Mirror Magazines to Time, Inc. for $475 million in cash. This sale is expected to close by the end of the year.

     Due to the merger with Times Mirror, Tribune’s ownership interests in Classified Ventures and CareerPath.com increased to 34% and 38%, respectively, as Times Mirror also had interests in these companies. As a result, these investments are now accounted for under the equity method, and 1999 results and 2000 first quarter results have been restated to record equity losses based on the Company’s pre-merger ownership interests of 17% in Classified Ventures and 18% in CareerPath.com. The restatement resulted in the Company recording additional pretax equity losses of $0.4 million for the first quarter of 1999, $7.0 million ($.02 per diluted share) for the second quarter of 1999, $5.3 million ($.01 per diluted share) for the third quarter of 1999 and $5.7 million ($.01 per diluted share) for the first quarter of 2000.

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

Note 3:    Discontinued Operations

     On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies for approximately $680 million in cash, including estimated adjustments for working capital, taxes and sharing of income. In the 2000 third quarter, the Company received $642 million in cash. In the second quarter of 2000, Tribune recorded a one-time, after-tax loss on the sale of the education segment of approximately $96 million. The accompanying condensed consolidated financial statements reflect the education segment as a discontinued operation for all periods presented. Discontinued operations are summarized as follows (in thousands):

	Third Quarter Ended		Three Quarters Ended
	Sept. 24, 2000	Sept. 26, 1999	Sept. 24, 2000	Sept. 26, 1999
Income from operations, net of tax	$ –	$18,978	$ 9,743	$27,703
Loss on disposal, net of tax benefit of $23 million
and income during the holding period	–	–	(95,758)	–

Income (loss) from discontinued operations,
net of tax	$ –	$18,978	$(86,015)	$27,703

     Education reported operating revenues of $170 million for the first half ended June 25, 2000, $119 million for the third quarter ended Sept. 26, 1999 and $277 million for the three quarters ended Sept. 26, 1999.

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

Note 5:    Pro Forma Information

     The following table presents the unaudited pro forma results of operations of the Company for the third quarters and first three quarters of 2000 and 1999 as if the Times Mirror acquisition, the sale of the education segment and the other acquisitions and disposition discussed in Notes 2, 3 and 4 had occurred at the beginning of each year presented. The pro forma results may not be indicative of the results that would have been reported if the transactions had actually occurred at the beginning of each year presented, or of results that may be attained in the future. The unaudited pro forma results do not reflect any synergies anticipated by the Company as a result of the acquisitions.

	Third Quarter Ended		Three Quarters Ended
(In thousands, except per share data)	Sept. 24, 2000	Sept. 26, 1999	Sept. 24, 2000	Sept. 26, 1999
Operating revenues	$1,359,406	$1,344,650	$4,178,206	$3,993,799
Income from continuing operations before
cumulative effect of change in
accounting principle	84,559	102,143	293,176	1,314,892
Net income	84,559	102,143	293,176	1,311,832
Diluted net income per share	$ .24	$ .29	$ .84	$ 3.76

     On Sept. 3, 1999, Times Mirror completed a recapitalization involving agreements with the Chandler Trusts. The recapitalization resulted in the formation of a new limited liability company, TMCT II, LLC. The pro forma effect of this transaction on net interest expense, equity income, income taxes, preferred dividends and weighted average shares outstanding is included above.

Note 6:    Earnings Per Share

     The computations of basic and diluted earnings per share are as follows (in thousands, except per share data):

	Third Quarter Ended		Three Quarters Ended
	Sept. 24, 2000	Sept. 26, 1999	Sept. 24, 2000	Sept. 26, 1999
BASIC
Net income	$ 79,221	$ 118,574	$ 184,668	$1,342,341
Dividends on preferred stock, net of tax	(5,558)	(4,660)	(16,172)	(13,979)

Net income attributable to common shares	$ 73,663	$ 113,914	$ 168,496	$1,328,362

Weighted average common shares
outstanding	307,883	237,090	261,191	237,295

Basic earnings per share	$ .24	$ .48	$ .65	$ 5.60

DILUTED
Net income	$ 79,221	$ 118,574	$ 184,668	$1,342,341
Additional ESOP contribution required
assuming Series B preferred shares were
converted, net of tax	(2,730)	(3,063)	(8,281)	(9,188)
Dividends on Series C, D-1 and D-2
preferred stock	(2,014)	–	(2,807)	–
LYONs interest expense, net of tax	1,520	–	1,766	–
Minority interest adjustment, net of tax	–	–	(318)	–

Adjusted net income	$ 75,997	$ 115,511	$ 175,028	$1,333,153

Weighted average common shares
outstanding	307,883	237,090	261,191	237,295
Assumed conversion of Series B preferred shares
into common shares	19,405	20,523	19,405	20,523
Assumed exercise of stock options, net of
common shares assumed repurchased
with the proceeds	5,369	4,422	3,799	3,584
Assumed conversion of LYONs debt securities	6,838	–	2,673	–

Adjusted weighted average common shares
outstanding	339,495	262,035	287,068	261,402

Diluted earnings per share	$ .22	$ .44	$ .61	$ 5.10

     Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted earnings per share is computed based on the assumption that the Series B convertible preferred shares held by the Company’s Employee Stock Ownership Plan and the LYONs debt securities are converted into common shares. The LYONs debt securities were assumed in the Times Mirror acquisition and are included in the calculation beginning on June 12. Weighted average common shares outstanding is adjusted for the dilutive effect of stock options. The Company has certain other convertible securities which are not included in the calculation of diluted earnings per share because their effects are antidilutive.

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

     In the first quarter of 1999, the Company entered into a one-year hedge transaction (“AOL collar”) with respect to 2.0 million shares of its AOL common stock investment. The AOL collar was restructured in the third quarter of 1999 and locks in the value of these shares within the price range of $46-$53 per share and settles in equal installments in each quarter of 2000. Since these transactions are settling in 2000, the market value of the 500,000 shares remaining under the collar is classified as a short-term investment in the balance sheet at Sept. 24, 2000.

     The Company elected early adoption of Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as of the beginning of the 1999 second quarter. FAS 133 requires that all derivative instruments be recorded in the balance sheet at fair value. The provisions of FAS 133 affect the Company’s accounting for its 8.0 million PHONES, its 4.6 million Debt Exchangeable for Common Stock securities (“DECS”) and its AOL collar for 0.5 million shares.

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

     Under the provisions of FAS 133, the initial value of the PHONES and the DECS were each split into a debt component and a derivative component. Changes in the fair values of the derivative component of the PHONES and DECS are recorded in the statement of income. Changes in the fair values of the related AOL and Mattel shares should offset changes in the fair values of the derivative component of the PHONES and the DECS, respectively. However, there have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES, DECS and the related AOL and Mattel shares. The 500,000 shares of AOL common stock related to the AOL collar are classified as available-for-sale securities, with the unrealized gain or loss on these shares reported in the accumulated other comprehensive income component of shareholders’ equity. Changes in the AOL collar’s time value are recorded in the Company’s statement of income.

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

Note 8:    Non-Operating Items

     The third quarter and first three quarters of 2000 included several non-operating items, summarized as follows (in thousands, except per share amounts):

	Third Quarter Ended		Three Quarters Ended
	Sept. 24, 2000		Sept. 24, 2000
	Pretax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	Diluted EPS
Gain (loss) on change in fair values of derivatives
and related investments	$11,139	$ .02	$(55,164)	$ (.12)
Gain (loss) on sales of investments, net of
investment write-downs	(8,025)	(.02)	31,618.06
Gain on sale of AOL common stock	–	–	13,011.03

Total non-operating items	$ 3,114	$ –	$(10,535)	$ (.03)

     In the 2000 third quarter, the $11 million gain on the change in fair values of derivatives and related investments resulted primarily from a $28 million increase in the fair value of 16.0 million shares of AOL common stock, which was substantially offset by a $19 million increase in the fair value of the derivative component of the PHONES. In the first three quarters of 2000, the $55 million loss resulted mainly from a $420 million decrease in the fair value of 16.0 million shares of AOL common stock, which was substantially offset by a $357 million decrease in the fair value of the derivative component of the PHONES.

     In the 2000 second quarter, Tribune sold its Digital City investment to AOL for $64 million in cash. The Company recorded a pretax gain of approximately $48 million on the sale. The Company also sold another investment in the second quarter and recorded certain investment write-downs in both the second and third quarters of 2000.

     The third quarter and first three quarters of 1999 included several non-operating items, summarized as follows (in thousands, except per share amounts):

	Third Quarter Ended		Three Quarters Ended
	Sept. 26, 1999		Sept. 26, 1999
	Pretax Gain	Diluted EPS	Pretax Gain	Diluted EPS
Gain on change in fair values of derivatives
and related investments	$ 20,771	$ .05	$ 192,204	$ .45
Gain on reclassification of investments	–	–	1,095,976	2.55
Gain on sale of WGNX subsidiary	–	–	348,041.80
Gain on sale of AOL common stock	–	–	94,840.23
Gain on sale of other investment	–	–	2,046	–

Total non-operating items	$ 20,771	$ .05	$1,733,107	$ 4.03

     In the 1999 third quarter, the $21 million gain on the change in fair values of derivatives and related investments resulted primarily from a $67 million decrease in the fair value of the derivative component of the PHONES, which was partially offset by a $42 million decrease in the fair value of the related 16.0 million shares of AOL common stock. Through the third quarter, the $192 million gain in the change in fair values and related investments resulted primarily from a $417 million decrease in the fair value of the derivative component of the PHONES, which was partially offset by a $225 million decrease in the fair value of the related 16.0 million shares of AOL common stock.

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

Note 9:    Inventories

     Inventories consist of (in thousands):

	Sept. 24, 2000	Dec. 26, 1999

Newsprint (at LIFO)	$44,172	$17,465
Supplies and other	9,074	6,065

Total inventories	$53,246	$23,530

     Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $7.2 million at Sept. 24, 2000, and $7.5 million at Dec. 26, 1999.

Note 10:    Long-Term Debt

     Long-term debt consists of the following (in thousands):

	Sept. 24, 2000	Dec. 26, 1999
Promissory notes, weighted average interest rate of 6.6%	$ 1,901,294	$ –
Medium-term notes, weighted average
interest rate of 6.2%, due 2000-2008	1,036,615	1,086,115
6.25% notes due 2026, putable to the Company at par in 2001	100,000	100,000
6.25% DECS, due 2001	61,525	81,075
4.25% PEPS, due 2001	32,542	–
6.65% notes due 2001, net of unamortized discount of $716	199,284	–
8.4% guaranteed ESOP notes, due 2000-2003	127,595	127,595
Property financing obligation, effective interest rate of
7.7%, expiring 2009	123,621	–
7.45% notes due 2009, net of unamortized discount of $6,531	393,469	–
7.25% debentures due 2013, net of unamortized discount of $7,667	140,548	–
LYONs due 2017, net of unamortized discount of $219,954	279,146	–
7.5% debentures due 2023, net of unamortized discount of $5,430	93,320	–
6.61% debentures due 2027, net of unamortized discount of $8,392	241,608	–
7.25% debentures due 2096, net of unamortized discount of $19,289	128,711	–
Other notes and obligations	1,029	1,254

Total debt excluding PHONES	4,860,307	1,396,039
Less portions due within one year	(134,372)	(30,446)

Long-term debt excluding PHONES	4,725,935	1,365,593
2% PHONES debt related to AOL stock, due 2029	977,200	1,328,480

Total long-term debt	$ 5,703,135	$ 2,694,073

     The Company intends to refinance $1.9 billion of commercial paper scheduled to mature by Sept. 24, 2001, and has the ability to do so on a long-term basis through existing revolving credit agreements. Accordingly, commercial paper was classified as long-term and treated as maturing Dec. 31, 2001. At Sept. 24, 2000, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $2.7 billion, and no amounts were borrowed under these credit agreements.

     Long-term debt due within one year includes the DECS, PEPS and the current portion of the ESOP note. The DECS are scheduled to mature on Aug. 15, 2001; the Company intends to repay the DECS using shares of Mattel common stock. The number of Mattel shares due at maturity is based on the fair market value of the Mattel common stock, adjusted using a predetermined formula that allocates a portion of the appreciation, if any, to the Company.

     The PEPS are redeemable in cash at the option of the Company, in whole or in part, at any time after Dec. 15, 2000. The redemption value of each PEPS is the product of (a) the redemption ratio, as defined below, (b) 1.8 and (c) the average market price of one share of AOL common stock for the ten trading days ending on the second business day prior to the redemption date, plus cash in an amount equal to all unpaid interest, whether or not accrued, that would have been payable on the PEPS through the maturity date. The redemption ratio will equal (a) 1.0, if the market value of one share of AOL common stock is less than $21.81, or (b) a fraction, the numerator of which is $21.81 and the denominator of which is the market value of AOL common stock, if such market value is equal to or exceeds $21.81 but less than or equal to $25.08, or (c) .8696, if the market value of AOL common stock exceeds $25.08.

Note 11:    Comprehensive Income

     Other comprehensive income includes foreign currency translation adjustments and unrealized gains and losses on interest rate swaps and marketable securities classified as available-for-sale. Approximately 5.7 million AOL shares are currently classified as available-for-sale. Prior to the adoption of FAS 133, changes in the fair value of the Company’s 5.5 million Mattel shares, net of the change in the current maturity value of the Company’s related DECS securities, and all of the Company’s AOL shares were recorded in accumulated other comprehensive income, as the Mattel and AOL securities had been classified as available-for-sale. With the adoption of FAS 133 as of the beginning of the 1999 second quarter, 16.0 million of the AOL shares and all of the Mattel shares were reclassified to trading securities. As a result of this reclassification and the adoption of FAS 133, beginning in the 1999 second quarter, changes in the fair values of the 16.0 million AOL shares and 5.5 million Mattel shares, net of the changes in the fair values of the related derivative components of the PHONES and DECS, are recorded in the Company’s statement of income. The Company’s comprehensive income is as follows (in thousands):

	Third Quarter Ended		Three Quarters Ended
	Sept. 24, 2000	Sept. 26, 1999	Sept. 24, 2000	Sept. 26, 1999
Net income	$ 79,221	$ 118,574	$ 184,668	$ 1,342,341

Foreign currency translation adjustments:
Adjustments arising during the period, net	–	(789)	(2,560)	356
Add: reclassification adjustment for
loss included in net income	–	–	8,664	–

Change in foreign currency translation	–	(789)	6,104	356

Unrealized gain on interest rate swaps, net	4,596	–	3,821	–

Unrealized holding gain (loss) on marketable
securities:
Unrealized holding gain (loss) arising during
the period, before tax	(40,803)	(72,021)	(443,656)	647,003
Less: adjustment for gain on sales of
investments included in net income	–	–	(13,011)	(94,840)
Less: adjustment for gain on
reclassification of investments
included in net income	–	–	–	(1,095,976)
Income taxes	15,831	27,389	171,187	219,333

Change in net unrealized gain on
securities	(24,972)	(44,632)	(285,480)	(324,480)

Net other comprehensive loss	(20,376)	(45,421)	(275,555)	(324,124)

Comprehensive income (loss)	$ 58,845	$ 73,153	$ (90,887)	$ 1,018,217

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

Note 13:    Other Developments

     In November 1999, the Company announced an agreement to acquire, for approximately $24 million, the remaining interest in Tiberius Broadcasting, Inc. (“Tiberius”), the current licensee of television station WTXX-Hartford. Since December 1997, Tribune has owned a 28.5% equity interest in Tiberius and has operated WTXX under a local management agreement. The Company is currently evaluating the FCC’s television/newspaper cross-ownership rule and the effect of the acquisition of Times Mirror, which included The Hartford Courant newspaper, on the acquisition of WTXX.

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

Note 14:    Segment Information

     Financial data for each of the Company’s business segments are as follows (in thousands):

	Third Quarter Ended		Three Quarters Ended
	Sept. 24, 2000	Sept. 26, 1999	Sept. 24, 2000	Sept. 26, 1999
Operating revenues:
Publishing	$ 981,766	$ 370,294	$ 2,285,176	$ 1,146,826
Broadcasting and Entertainment	365,054	341,155	1,094,945	953,789
Interactive	12,586	5,943	28,347	16,132

Total operating revenues	$ 1,359,406	$ 717,392	$ 3,408,468	$ 2,116,747

Operating profit:
Publishing	$ 163,561	$ 89,939	$ 467,342	$ 307,008
Broadcasting and Entertainment	100,744	96,649	326,521	265,100
Interactive	(11,279)	(8,470)	(35,730)	(20,013)
Corporate expenses	(16,358)	(12,132)	(47,964)	(30,142)

Total operating profit	$ 236,668	$ 165,986	$ 710,169	$ 521,953

	Sept. 24, 2000	Dec. 26, 1999
Assets:
Publishing	$ 8,636,929	$ 899,295
Broadcasting and Entertainment	3,861,176	3,724,621
Interactive	272,015	108,096
Corporate	2,041,883	3,243,729

Subtotal	14,812,003	7,975,741
Net assets of discontinued operations and
assets held for sale	1,366,467	690,941

Total assets	$16,178,470	$8,666,682

     The assets of the publishing and interactive segments have increased as a result of the Times Mirror acquisition. Assets of discontinued operations represent the net assets of the Company’s education segment, which was sold on Sept. 5, 2000. Assets held for sale include the Company’s Jeppesen, Magazines and AchieveGlobal operations. See Notes 2 and 3 for further discussion.

Item 2.    Management's Discussion and Analysis of Financial Condition and Results of Operations.

     The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the third quarter and first three quarters of 2000 to the third quarter and first three quarters of 1999. Certain prior year amounts have been reclassified to conform with the 2000 presentation. All Company share and per share data have been restated to reflect the two-for-one common stock split effective Sept. 9, 1999.

FORWARD-LOOKING STATEMENTS

     This discussion, the information contained in the preceding notes to the financial statements and the information contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” contain certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include changes in advertising demand; newsprint prices; interest rates; competition; regulatory rulings and other economic conditions; the effect of professional sports team labor strikes, lock-outs and negotiations; the effect of acquisitions, investments, divestitures and derivative transactions on the Company’s results of operations and financial condition; and the Company’s reliance on third-party vendors for various services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are as of the date of this filing.

SIGNIFICANT EVENTS

ACQUISITIONS

     On March 13, 2000, Tribune and The Times Mirror Company (“Times Mirror”) announced the signing of a definitive agreement for a merger of the two companies in a cash and stock transaction. Times Mirror publishes the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The (Stamford) Advocate, Greenwich Time and several smaller newspapers. The merger was effected through a two-step transaction for a total purchase price of approximately $8.3 billion, including assumption of debt.

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

     Tribune completed the second step of the acquisition on June 12, 2000, following Tribune and Times Mirror shareholder approvals, through a merger of the two companies. In the merger, each remaining Times Mirror common share was converted, at the election of the shareholder, into 2.5 shares of Tribune common stock or, to the extent available, $95 in cash. The election to receive cash in the merger was available up to the balance of 28 million shares, after Tribune’s purchase of 23.1 million Times Mirror shares in the tender offer, combined with Tribune’s purchase of 0.2 million Times Mirror shares in the open market following the tender offer. In the merger, Tribune became obligated to pay cash of $447 million in the third quarter for 4.7 million Times Mirror common shares at $95 per share. Also, each remaining

Times Mirror common share was converted into 2.5 shares of Tribune common stock. On June 12, 2000, Tribune issued 83 million common shares in exchange for 33.2 million Times Mirror common shares. In the third quarter of 2000, Tribune settled 7.1 million Times Mirror stock options for $302 million in cash. In addition, approximately 6.4 million Times Mirror options were converted into 15.9 million Tribune options. Shares of Times Mirror preferred stock were converted in the merger into shares of Tribune preferred stock with similar terms.

     This transaction was accounted for as a step acquisition purchase, and the effects of both steps of the merger are included in the Sept. 24, 2000 condensed consolidated financial statements. Consolidated results of operations include 39.4% of Times Mirror’s operating results for the period April 17 through June 11, 2000 and 100% after June 12. Minority interest expense of $16 million, net of tax, was recorded for the remaining 60.6% of Times Mirror that Tribune did not own during the period of April 17 through June 11, 2000.

     The total purchase price for Times Mirror was approximately $8.3 billion, which includes direct costs as well as debt and preferred stock assumed in connection with the merger. Direct costs include fees and expenses associated with the merger. The components of the total purchase price are as follows (in billions):

Cash	$ 3.1
Issuance of common stock and replacement options	3.4
Assumption of debt and preferred stock	1.8

Total purchase price	$ 8.3

     The total acquisition cost of $8.3 billion has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their respective values. A total of $5.5 billion, representing the excess of acquisition cost over the fair value of Times Mirror’s net tangible assets, has been allocated to intangible assets. Identifiable intangible assets are being amortized over periods ranging from five to 25 years. Goodwill is being amortized over 40 years. The estimated fair value of the assets acquired and liabilities assumed of Times Mirror are as follows (in billions):

Current assets	$ 0.5
Property, plant and equipment	0.9
Assets held for sale	1.3
Identifiable intangible assets and goodwill	5.5
Other assets	1.5
Liabilities	(1.4)

Total purchase price	$ 8.3

     The purchase accounting for the Times Mirror acquisition reflected in the accompanying condensed consolidated financial statements is preliminary and will likely change as appraisals are finalized and as more facts are known. No material adjustments are expected.

     During the second quarter, Tribune announced its intention to sell Jeppesen, a former Times Mirror subsidiary that provides flight information services for airlines, and Times Mirror Magazines, a publisher of special interest and leisure-oriented magazines. Times Mirror had previously accounted for its AchieveGlobal subsidiary as a discontinued operation, and Tribune also announced an intention to divest this business. Accordingly, Jeppesen, Magazines and AchieveGlobal are classified as assets held for sale on the condensed consolidated balance sheet at their estimated net realizable values and their operating results are excluded from the condensed consolidated statements of income. During the third quarter and first three quarters, the Company allocated $22 million and $28 million, respectively, of interest expense to assets held for sale. On Oct. 4, Jeppesen was sold to The Boeing Company for $1.5 billion in cash. On Oct. 31, AchieveGlobal was sold to the Institute for International Research for approximately $100 million in cash. The Company has announced an agreement to sell Times Mirror Magazines to Time, Inc. for $475 million in cash. This sale is expected to close by the end of the year.

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

DISCONTINUED OPERATIONS

     On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies for approximately $680 million in cash, including estimated adjustments for working capital, taxes and sharing of income. In the 2000 third quarter, the Company received $642 million in cash. In the second quarter of 2000, Tribune recorded a one-time, after-tax loss on the sale of approximately $96 million. The accompanying condensed consolidated financial statements reflect the education segment as a discontinued operation for all periods presented. Discontinued operations are summarized as follows (in millions):

	Third Quarter Ended		Three Quarters Ended
	Sept. 24, 2000	Sept. 26, 1999	Sept. 24, 2000	Sept. 26, 1999
Income from operations, net of tax	$ –	$ 19	$ 10	$ 28
Loss on disposal, net of tax benefit of $23 million
and income during the holding period	–	–	(96)	–

Income (loss) from discontinued operations,
net of tax	$ –	$ 19	$ (86)	$ 28

     Education reported operating revenues of $170 million for the first half ended June 25, 2000, $119 million for the third quarter ended Sept. 26, 1999 and $277 million for the three quarters ended Sept. 26, 1999.

NON-OPERATING ITEMS

     The third quarters and first three quarters of both 2000 and 1999 included several non-operating items. In connection with the PHONES transaction in April 1999, the Company elected early adoption of Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” which covers derivative securities. Under the provisions of FAS 133, changes in the fair values of certain derivatives are recorded in the income statement. The provisions of FAS 133 affected the Company’s accounting for its 8.0 million PHONES, its 4.6 million Debt Exchangeable for Common Stock securities (“DECS”) and its America Online (“AOL”) collar for 0.5 million shares.

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

     Under the provisions of FAS 133, the initial value of the PHONES and the DECS were each split into a debt component and a derivative component. Changes in the fair values of the derivative component of the PHONES and DECS are recorded in the statement of income. Changes in the fair values of the related AOL and Mattel shares should offset changes in the fair values of the derivative component of the PHONES and the DECS, respectively. However, there have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES, DECS and the related AOL and Mattel shares. The 500,000 shares of AOL common stock related to the AOL collar are classified as available-for-sale securities, with the unrealized gain or loss on these shares reported in the accumulated other comprehensive income component of shareholders’ equity. Changes in the AOL collar’s time value are recorded in the Company’s statement of income.

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

     The third quarter and first three quarters of 2000 included several non-operating items, summarized as follows (in millions, except per share amounts):

	Third Quarter Ended		Three Quarters Ended
	Sept. 24, 2000		Sept. 24, 2000
	Pretax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	Diluted EPS
Gain (loss) on change in fair values of derivatives
and related investments	$ 11	$ .02	$ (55)	$ (.12)
Gain (loss) on sales of investments, net of
investment write-downs	(8)	(.02)	32.06
Gain on sale of AOL common stock	–	–	13.03

Total non-operating items	$ 3	$ –	$ (10)	$ (.03)

     In the 2000 third quarter, the $11 million loss on the change in fair values of derivatives and related investments resulted primarily from a $28 million increase in the fair value of 16.0 million shares of AOL common stock, which was substantially offset by a $19 million increase in the fair value of the derivative component of the PHONES. In the first three quarters of 2000, the $55 million loss resulted mainly from a $420 million decrease in the fair value of 16.0 million shares of AOL common stock, which was substantially offset by a $357 million decrease in the fair value of the derivative component of the PHONES.

     In the 2000 second quarter, Tribune sold its Digital City investment to AOL for $64 million in cash. The Company recorded a pretax gain of approximately $48 million on the sale. The Company also sold another investment in the second quarter and recorded certain investment write-downs in both the second and third quarters of 2000.

     The third quarter and first three quarters of 1999 included several non-operating items, summarized as follows (in millions, except per share amounts):

	Third Quarter Ended		Three Quarters Ended
	Sept. 26, 1999		Sept. 26, 1999
	Pretax Gain	Diluted EPS	Pretax Gain	Diluted EPS
Gain on change in fair values of derivatives
and related investments	$ 21	$ .05	$ 192	$ .45
Gain on reclassification of investments	–	–	1,096	2.55
Gain on sale of WGNX subsidiary	–	–	348.80
Gain on sale of AOL common stock	–	–	95.23
Gain on sale of other investment	–	–	2	–

Total non-operating items	$ 21	$ .05	$ 1,733	$ 4.03

     In the 1999 third quarter, the $21 million gain on the change in fair values of derivatives and related investments resulted primarily from a $67 million decrease in the fair value of the derivative component of the PHONES, which was partially offset by a $42 million decrease in the fair value of the related 16.0 million shares of AOL common stock. Through the third quarter, the $192 million gain in the change in fair values and related investments resulted primarily from a $417 million decrease in the fair value of the derivative component of the PHONES, which was partially offset by a $225 million decrease in the fair value of the related 16.0 million shares of AOL common stock.

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

OTHER

     In November 1999, the Company announced an agreement to acquire, for approximately $24 million, the remaining interest in Tiberius Broadcasting, Inc. (“Tiberius”), the current licensee of television station WTXX-Hartford. Since December 1997, Tribune has owned a 28.5% equity interest in Tiberius and has operated WTXX under a local management agreement. The Company is currently evaluating the FCC’s television/newspaper cross-ownership rule and the effect of the acquisition of Times Mirror, which included The Hartford Courant newspaper, on the acquisition of WTXX.

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

     As a result of the merger with Times Mirror, Tribune’s ownership interests in Classified Ventures and CareerPath.com have increased to 34% and 38%, respectively, as Times Mirror also had interests in these companies. As a result, these investments are now accounted for under the equity method, and 1999 results and 2000 first quarter results have been restated to record equity losses based on the Company’s pre-merger ownership interests of 17% in Classified Ventures and 18% in CareerPath.com. The restatement resulted in the Company recording additional pretax equity losses of $0.4 million for the first quarter of 1999, $7.0 million ($.02 per diluted share) for the second quarter of 1999, $5.3 million ($.01 per diluted share) for the third quarter of 1999 and $5.7 million ($.01 per diluted share) for the first quarter of 2000.

     Beginning in 2000, operating results for the interactive segment are reported separately from publishing. Prior year’s operating results have been restated for the formation of the new segment and to conform to the revised financial statement presentation. This restatement had no effect on net income.

     On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies. The accompanying condensed consolidated financial statements reflect the education segment as a discontinued operation for all periods presented. The following discussion presents results from continuing operations.

     The results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2000 and 1999 third quarters reflect these seasonal patterns.

CONSOLIDATED

     The Company’s consolidated operating results for the third quarters and first three quarters of 2000 and 1999 and the percentage changes from 1999 are shown in the table below. Times Mirror operating results are included beginning April 17, 2000.

	Third Quarter			Three Quarters
(In millions, except per share amounts)	2000	1999	Change	2000	1999	Change
Operating revenues	$1,359	$ 717	+89%	$3,408	$2,117	+61%
Operating profit	237	166	+43%	710	522	+36%

Non-operating items, net of tax and
minority interest	2	13	-85%	(8)	1,054	*

Net income:
Continuing operations before cumulative
effect of accounting change:
Excluding non-operating items	77	87	-11%	279	264	+6%

Including non-operating items	79	100	-20%	271	1,318	-79%
Discontinued operations	–	19	-100%	(86)	27	*
Cumulative effect of accounting change, net	–	–	*	–	(3)	-100%

Net income	79	119	-33%	185	1,342	-86%

Diluted earnings per share:
Continuing operations before cumulative
effect of accounting change:
Excluding non-operating items	.22	.32	-31%	.94	.98	-4%

Including non-operating items	.22	.37	-41%	.91	5.01	-82%
Discontinued operations	–	.07	-100%	(.30)	.10	*
Cumulative effect of accounting change, net	–	–	*	–	(.01)	-100%

Net income	.22	.44	-50%	.61	5.10	-88%

* Not meaningful

Earnings Per Share (“EPS”) — Diluted EPS from continuing operations for the 2000 third quarter decreased to $.22, down 31% from $.32 last year, excluding non-operating items in both years and the cumulative effect of accounting change in 1999. On the same basis, diluted EPS for the first three quarters of 2000 decreased 4% to $.94 from $.98 in 1999. These decreases resulted from dilution of $.12 per share in the 2000 third quarter and $.18 per share in the first three quarters for the acquisition of Times Mirror. Including non-operating items in both years, diluted EPS from continuing operations before the cumulative effect of the accounting change in 1999 was $.22 in the third quarter of 2000, compared with $.37 in the third quarter of 1999, and $.91 in the first three quarters of 2000, compared with $5.01 in the first three quarters of 1999.

Operating Revenues and Profit — The Company’s consolidated operating revenues, EBITDA (operating profit before depreciation, amortization, equity results, non-operating items and minority interest) and operating profit by business segment for the third quarter and first three quarters were as follows (in millions):

	Third Quarter			Three Quarters
	2000	1999	Change	2000	1999	Change
Operating revenues
Publishing	$ 982	$370	+165%	$2,285	$1,147	+99%
Broadcasting and Entertainment	365	341	+7%	1,095	954	+15%
Interactive	12	6	+112%	28	16	+76%

Total operating revenues	$1,359	$ 717	+89%	$3,408	$2,117	+61%

EBITDA*
Publishing	$ 245	$ 113	+116%	$ 628	$ 371	+69%
Broadcasting and Entertainment	129	122	+5%	412	341	+21%
Interactive	(8)	(7)	-10%	(30)	(17)	-76%
Corporate expenses	(15)	(11)	-29%	(44)	(28)	-58%

Total EBITDA	$ 351	$ 217	+62%	$ 966	$ 667	+45%

Operating profit
Publishing	$ 163	$ 90	+82%	$ 467	$ 307	+52%
Broadcasting and Entertainment	101	96	+4%	327	265	+23%
Interactive	(11)	(8)	-33%	(36)	(20)	-79%
Corporate expenses	(16)	(12)	-35%	(48)	(30)	-59%

Total operating profit	$ 237	$ 166	+43%	$ 710	$ 522	+36%

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

     Consolidated operating revenues for the third quarter of 2000 rose 89% to $1.4 billion from $717 million in 1999 and for the first three quarters increased 61% to $3.4 billion from $2.1 billion in 1999, mainly due to the Times Mirror merger and other recent acquisitions. Excluding Times Mirror, revenues increased 4% in the quarter and 8% in the first three quarters. Excluding all acquisitions and divestitures (“on a comparable basis”), revenues were up 1% in the third quarter and 5% in the first three quarters.

     Consolidated operating profit increased 43% in the 2000 third quarter and 36% in the first three quarters, while EBITDA rose 62% in the third quarter and 45% in the first three quarters. Publishing operating profit increased 82% in the 2000 third quarter and 52% in the first three quarters, mainly due to the Times Mirror acquisition. Excluding Times Mirror, publishing operating profit increased 3% for the third quarter and 2% for the first three quarters. Broadcasting and entertainment operating profit grew 4% in the 2000 third quarter and 23% in the first three quarters, mainly due to growth in television. Interactive reported an operating loss of $11 million in the 2000 third quarter, compared with $8 million last year, and $36 million for the first three quarters, compared with $20 million in

1999. Interactive’s higher loss in the 2000 third quarter was due to the Times Mirror acquisition, and in the first three quarters resulted from the Times Mirror acquisition and increased development spending. On a comparable basis, consolidated operating profit was up 2% in the third quarter and 9% in the first three quarters, and EBITDA was flat in the third quarter and increased 7% in the first three quarters.

Operating Expenses — Consolidated operating expenses increased 104% in the third quarter and 69% in the first three quarters as follows (in millions):

	Third Quarter			Three Quarters
	2000	1999	Change	2000	1999	Change
Cost of sales	$ 597	$340	+75%	$1,494	$ 989	+51%
Selling, general & administrative	412	160	+157%	948	461	+106%
Depreciation	54	32	+70%	137	92	+49%
Amortization of intangible assets	60	19	+218%	119	53	+123%

Total operating expenses	$1,123	$551	+104%	$2,698	$1,595	+69%

     On a comparable basis, consolidated operating expenses increased 1% in the third quarter and 4% in the first three quarters.

     Cost of sales increased 75%, or $257 million, in the 2000 third quarter and increased 51%, or $505 million, in the first three quarters, primarily due to acquisitions. On a comparable basis, cost of sales increased 3%, or $10 million, in the third quarter and was up 4%, or $40 million, in the first three quarters. The growth in both periods was due to higher newsprint expense, increased compensation expense, higher broadcast rights amortization expense and increased news production costs at the Company’s television stations. Excluding Times Mirror, newsprint expense increased 14%, or $6 million, in the third quarter and 4%, or $6 million, in the first three quarters of 2000. On a comparable basis, compensation expense was up 4%, or $6 million, in the third quarter and 3%, or $12 million, in the first three quarters. Broadcast rights amortization increased 2%, or $2 million, in the third quarter and was up 3%, or $8 million, in the first three quarters.

     Selling, general and administrative expenses (“SG&A”) were up 157%, or $252 million, in the 2000 third quarter and increased 106%, or $487 million, in the first three quarters. On a comparable basis, SG&A expenses were flat in the third quarter and were up 4%, or $17 million, in the first three quarters. SG&A expenses were flat in the third quarter primarily due to lower compensation expense and the absence of Year 2000 compliance expenses, offset by slight increases in sales and promotion costs at the television stations. SG&A expenses were up in the first three quarters due to higher expenses for development spending at the interactive segment, and increased compensation, sales and promotion expenses, partially offset by lower Year 2000 compliance expenses. On a comparable basis, interactive development spending grew $7 million, and sales and promotion expenses at the television stations and newspapers increased $6 million in the first three quarters. On a comparable basis, compensation expense decreased $2 million in the third quarter, and grew $5 million in the first three quarters. Year 2000 compliance expenses declined $1 million in the third quarter and $6 million in the first three quarters.

     The increase in depreciation and amortization of intangible assets reflects the acquisitions and capital expenditures made in 2000 and 1999.

PUBLISHING

Operating Revenues and Profit — The following table presents publishing operating revenues, EBITDA and operating profit for daily newspapers and other publications/services for the third quarter and first three quarters. The latter category includes syndication of editorial products, advertising placement services, niche and weekly publications, direct mail operations, cable television news programming, distribution of entertainment listings and other publishing-related activities. Times Mirror operating results are included beginning April 17, 2000.

	Third Quarter			Three Quarters
(In millions)	2000	1999	Change	2000	1999	Change
Operating revenues
Daily newspapers	$885	$332	+166%	$2,060	$1,038	+ 98%
Other publications/services	97	38	+155%	225	109	+107%

Total	$982	$370	+165%	$2,285	$1,147	+ 99%

Revenues excluding Times Mirror
Daily newspapers	$337	$332	+2%	$1,059	$1,038	+2%
Other publications/services	39	38	+1%	117	109	+7%

Total	$376	$370	+2%	$1,176	$1,147	+3%

EBITDA
Daily newspapers	$226	$106	+112%	$ 586	$352	+ 66%
Other publications/services	19	7	+180%	42	19	+119%

Total	$245	$113	+116%	$628	$371	+ 69%

EBITDA excluding Times Mirror
Daily newspapers	$106	$106	- 1%	$ 359	$ 352	+ 2%
Other publications/services	8	7	+16%	19	19	+4%

Total	$114	$113	–	$ 378	$ 371	+ 2%

Operating profit
Daily newspapers	$152	$ 86	+77%	$ 444	$ 296	+ 50%
Other publications/services	11	4	+191%	23	11	+106%

Total	$163	$ 90	+82%	$ 467	$ 307	+ 52%

Operating profit excluding Times Mirror
Daily newspapers	$ 87	$ 86	+1%	$ 302	$ 296	+2%
Other publications/services	5	4	+41%	12	11	+7%

Total	$ 92	$ 90	+3%	$ 314	$ 307	+2%

     Publishing operating revenues for the 2000 third quarter increased 165% to $982 million, and for the first three quarters were up 99% to $2.3 billion, principally due to Times Mirror and higher advertising revenues in Chicago, Fort Lauderdale, Orlando and Newport News. Excluding Times Mirror, publishing revenues were up 2% in the third quarter and 3% in the first three quarters; advertising revenues improved 2% in the third quarter and 3% in the first three quarters. Operating profit for the 2000 third quarter grew 82% to $163 million, and for the first three quarters was up 52% to $467 million, due to the acquisition of Times Mirror. Excluding Times Mirror, operating profit grew 3% to $92 million and for the first three quarters rose 2% to $314 million. In the third quarter of 2000, operating profit margins at Tribune’s four daily newspapers declined slightly to 25.8%, from 26.0% in 1999; in the first three quarters, daily newspaper operating profit margins were 28.5% in both 2000 and 1999.

     Publishing group revenues excluding Times Mirror, by classification, for the third quarter and first three quarters were as follows:

	Third Quarter			Three Quarters
(In millions)	2000	1999	Change	2000	1999	Change
Advertising
Retail	$108	$108	–	$ 338	$ 335	+1%
General	47	40	+15%	151	129	+17%
Classified	130	131	–	406	404	–

Total advertising	285	279	+2%	895	868	+3%
Circulation	56	58	-3%	175	181	-3%
Other	35	33	+6%	106	98	+8%

Total revenues	$376	$370	+2%	$1,176	$1,147	+3%

     Excluding Times Mirror, general advertising revenues were up 15% in the third quarter and 17% in the first three quarters. The growth in the 2000 third quarter resulted from increased high-tech advertising in Chicago, Fort Lauderdale and Orlando. For the first three quarters of 2000, the growth was due to increased high-tech and financial advertising in Chicago, Fort Lauderdale and Orlando and resorts and media advertising in Chicago.

     Excluding Times Mirror, advertising linage improved 1% in both the third quarter and the first three quarters. Full run retail advertising linage decreased 6% in the third quarter and 5% in the first three quarters due to declines at all four daily newspapers. Full run general advertising linage improved 23% in the third quarter and 17% in the first three quarters, primarily due to gains in Fort Lauderdale and Chicago. Full run classified advertising linage decreased 1% in both the third quarter and first three quarters, due to declines in Fort Lauderdale and Chicago. Part run advertising linage was up 2% in the third quarter and 3% in the first three quarters, due to increases in Chicago and Orlando. Preprint advertising pieces rose 12% in the third quarter and 9% in the first three quarters, due to improvements at all four daily newspapers. The following summary presents advertising volume, excluding Times Mirror, for the third quarter and the first three quarters:

	Third Quarter			Three Quarters
(Inches in thousands)	2000	1999	Change	2000	1999	Change
Full run
Retail	769	816	-6%	2,425	2,564	-5%
General	273	222	+23%	827	707	+17%
Classified	1,656	1,678	-1%	5,032	5,092	-1%

Total full run	2,698	2,716	-1%	8,284	8,363	-1%
Part run	2,402	2,357	+2%	7,478	7,295	+3%

Total inches	5,100	5,073	+1%	15,762	15,658	+1%

Preprint pieces* (in millions)	1,058	945	+12%	3,192	2,939	+9%

* Preprint amounts have been restated to reflect pieces, rather than inches, for all periods presented beginning in the third quarter of 2000.

     Excluding Times Mirror, circulation revenues declined 3% in both the 2000 third quarter and the first three quarters, mainly from increased discounting in Chicago. Total average daily circulation was down 1% to 1,187,000 copies in the 2000 third quarter, and total average Sunday circulation was flat at 1,822,000 copies. For the first three quarters of 2000, total average daily circulation was flat at 1,235,000 copies and total average Sunday circulation was flat at 1,886,000 copies.

     Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Excluding Times Mirror, the increase in other revenues in the third quarter and first three quarters of 2000 resulted primarily from higher revenues from direct mail and commercial printing operations.

Operating Expenses — Publishing operating expenses increased 192%, or $538 million, in the third quarter and 116%, or $978 million, in the first three quarters, mainly due to the acquisition of Times Mirror.

     Excluding Times Mirror, expenses grew 1%, or $3 million, in the third quarter and were up 3%, or $22 million, in the first three quarters. For the 2000 third quarter, excluding Times Mirror, newsprint and ink expense grew 14%, or $6 million, and compensation expense increased 2%, or $3 million, while depreciation and amortization expenses decreased by $2 million and Year 2000 compliance expenses declined by $1 million. For the first three quarters of 2000, excluding Times Mirror, newsprint and ink expense grew 4%, or $6 million, compensation expense increased 3%, or $10 million, circulation and promotion expenses rose $5 million, while Year 2000 compliance expenses declined by $4 million.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit — The following table presents operating revenues, EBITDA and operating profit for television, radio and entertainment/other for the third quarter and first three quarters. Entertainment/other includes Tribune Entertainment and the Chicago Cubs.

	Third Quarter			Three Quarters
(In millions)	2000	1999	Change	2000	1999	Change
Operating revenues
Television	$293	$266	+10%	$ 926	$ 796	+16%
Radio	15	14	+2%	45	40	+12%
Entertainment/other	57	61	-5%	124	118	+5%

Total operating revenues	$365	$341	+7%	$1,095	$ 954	+15%

EBITDA
Television	$117	$105	+11%	$ 390	$ 323	+21%
Radio	6	4	+35%	16	12	+35%
Entertainment/other	6	13	-53%	6	6	-13%

Total EBITDA	$129	$122	+5%	$ 412	$ 341	+21%

Operating profit
Television	$ 90	$ 81	+11%	$ 308	$ 251	+23%
Radio	6	4	+40%	16	11	+41%
Entertainment/other	5	11	-54%	3	3	-3%

Total operating profit	$101	$ 96	+4%	$ 327	$ 265	+23%

     Broadcasting and entertainment operating revenues increased 7% to $365 million in the 2000 third quarter and grew 15% to $1.1 billion in the first three quarters due mainly to higher television revenues. Television revenues were up 10%, or $27 million, in the third quarter, and 16%, or $131 million, in the first three quarters, primarily due to the acquisition of stations in Atlanta and New Orleans (February 2000), Washington, D.C. (November 1999), Albany (September 1999) and KCPQ-Seattle (acquired in exchange for WGNX-Atlanta in March 1999); and improved performances at the WB affiliated stations and at WGN Superstation. Television revenues also increased due to copyright royalties of $12 million in the first three quarters, compared with $5 million in 1999. These royalties resulted from payments by cable systems and satellite carriers for television signals they deliver to subscribers outside the stations’ local markets. On a comparable basis, television revenues increased 2% in the third quarter primarily due to improvements at the Company’s WB-affiliates, led by the stations in Dallas, Philadelphia, Los Angeles and San Diego, the WGN Superstation and also from higher revenues in Seattle, where Tribune owns two stations. On a comparable basis, television revenues increased 9% in the first three quarters due to improvements at the Company’s WB affiliates, led by stations in New York, Los Angeles, Dallas, Philadelphia and the WGN Superstation. Radio revenues increased 2% in the 2000 third quarter and 12% in the first three quarters, due to gains at the stations in Chicago and Denver. Entertainment/other revenues declined 5% in the 2000 third quarter due primarily to 11 fewer home Cubs games in the 2000 third quarter. Entertainment/other revenues rose 5% in the first three quarters, due to higher Cubs revenues and advertising revenues for certain syndicated shows.

     Operating profit for broadcasting and entertainment was up 4% to $101 million in the 2000 third quarter and increased 23% to $327 million in the first three quarters, primarily due to gains in television. Television operating profit increased 11% in the 2000 third quarter, mainly from the acquisitions noted above, and improvements at WB affiliates, led by stations in Dallas, Chicago and Los Angeles. Television operating profit increased 23% in the first three quarters due to the acquisitions and gains at WB affiliates, led by stations in Los Angeles, New York, Dallas and Chicago and the WGN Superstation. On a comparable basis, television operating profit increased 3% in the 2000 third quarter and 18% in the first three quarters.

Operating Expenses — Broadcasting and entertainment operating expenses increased 8%, or $20 million, in the 2000 third quarter and 12%, or $80 million, in the first three quarters. The increase was mainly due to the television station acquisitions, partially offset by the sale of WGNX-Atlanta. On a comparable basis, broadcasting and entertainment operating expenses were up 2%, or $6 million, in the third quarter and 4%, or $28 million, in the first three quarters, due to increased compensation costs, higher broadcast rights amortization and higher news, sales and promotion costs from the launch of one prime-time and four morning news programs. On a comparable basis, compensation costs grew 3%, or $3 million, in the third quarter and 4%, or $9 million, in the first three quarters. Broadcast rights amortization increased 2%, or $2 million, in the third quarter and 4%, or $8 million, in the first three quarters. News, sales and promotion costs increased 15%, or $2 million, in the third quarter and 23%, or $9 million, in the first three quarters of 2000.

INTERACTIVE

Operating Revenues and Profit — The following table presents interactive operating revenues, EBITDA and operating loss for the third quarter and first three quarters. Times Mirror operating results are included beginning April 17, 2000.

	Third Quarter			Three Quarters
(In millions)	2000	1999	Change	2000	1999	Change

Operating revenues	$ 12	$ 6	+ 112%	$ 28	$ 16	+76%
EBITDA	(8)	(7)	-10%	(30)	(17)	-76%
Operating loss	(11)	(8)	-33%	(36)	(20)	-79%

     The interactive segment’s revenues are derived primarily from advertising sales. Banner and sponsorship advertising is sold to local and national customers. Classified advertising revenues are mainly derived from two sources: bundling print and online classified advertising with the Company’s daily newspapers and selling online-only classified products.

     Interactive’s operating revenues increased 112% to $12 million in the 2000 third quarter, and 76% to $28 million in the first three quarters. Excluding Times Mirror and 1999 revenues related to AOL/Digital City royalties and thepavement.com, 2000 third quarter revenues increased 46%, and for the first three quarters increased 39% due to higher advertising revenues. As of the fourth quarter 1999, interactive stopped recording AOL/Digital City royalties as a result of Tribune’s changing relationship with Digital City. Thepavement.com was sold to BrassRing in September 1999.

     Interactive’s third quarter 2000 operating loss grew to $11 million from $8 million in 1999 and for the first three quarters its operating loss increased to $36 million from $20 million in 1999. The higher loss in the 2000 third quarter resulted from the Times Mirror acquisition. In the first three quarters of 2000, the operating loss increased because of the Times Mirror acquisition and increased development spending.

Operating Expenses — Interactive’s operating expenses increased 66%, or $9 million, in the 2000 third quarter, due to the Times Mirror acquisition and 77%, or $28 million, in the first three quarters, primarily due to the Times Mirror acquisition and higher development spending. For the 2000 third quarter, compensation expense increased $5 million and promotion expenses and affiliate fees each grew by $1 million from 1999. For the first three quarters of 2000, compensation expense increased $11 million, promotion expenses grew $5 million and affiliate fees rose by $3 million from 1999.

CORPORATE EXPENSES

     The following table presents corporate expenses for the third quarter and first three quarters. Times Mirror corporate expenses are included beginning April 17, 2000.

	Third Quarter			Three Quarters
(In millions)	2000	1999	Change	2000	1999	Change

Corporate expenses	$(16)	$(12)	+35%	$(48)	$(30)	+59%

     Corporate expenses increased in both the 2000 third quarter and first three quarters primarily due to the Times Mirror acquisition.

EQUITY RESULTS

     Net loss on equity investments totaled $26 million in the 2000 third quarter, up from a loss of $11 million in 1999, and for the first three quarters totaled $63 million, compared with a loss of $35 million in 1999. Due to the merger with Times Mirror, Tribune’s ownership interests in Classified Ventures and CareerPath.com increased to 34% and 38%, respectively, as Times Mirror also had interests in these companies. As a result, these investments are now accounted for under the equity method, and 1999 results and 2000 first quarter results have been restated to record equity losses based on the Company’s pre-merger ownership interests of 17% in Classified Ventures and 18% in CareerPath.com. The restatement resulted in the Company recording additional pretax equity losses of $0.4 million for the 1999 first quarter, $7.0 million for the 1999 second quarter, $5.3 million for the 1999 third quarter and $5.7 million for the 2000 first quarter. In September 2000, Career Holdings, a new joint venture of which Tribune owns 46%, absorbed the operations of CareerPath.com. Tribune had owned a 33% equity interest in Qwest, which owns WB affiliate television stations in Atlanta and New Orleans, until February 3, 2000, when the Company acquired the remaining interest in Qwest. Equity results also include losses related to Tribune’s investments in The WB Television Network, BrassRing, Inc. (formed in September 1999) and iBlast (formed in March 2000). The increase in equity losses from last year was due to one-time shutdown costs of approximately $9 million for CareerPath.com; increased ownership interests in Classified Ventures and CareerPath.com; the new investments in BrassRing, iBlast and Career Holdings; and the absence of equity income from Qwest.

INTEREST AND INCOME TAXES

     Interest expense for the 2000 third quarter increased to $79 million from $30 million last year, and for the first three quarters grew to $170 million from $83 million in 1999, primarily due to interest on debt used to fund the Times Mirror acquisition and interest on existing Times Mirror debt assumed by Tribune. Interest expense in the 2000 third quarter and first three quarters was reduced by $22 million and $28 million, respectively, for interest expense allocated to assets held for sale. Interest income for the 2000 third quarter was $3 million compared with $16 million last year, and for the first three quarters declined to $23 million from $31 million in 1999, as excess cash was used to fund the Times Mirror acquisition.

     The effective tax rate, excluding non-operating items, was 42.8% and 38.8% for the 2000 and 1999 third quarters, respectively, and 41.4% and 39.1% for the first three quarters of 2000 and 1999, respectively. The higher effective tax rate for 2000 was mainly due to non-deductible amortization related to the Times Mirror acquisition.

LIQUIDITY AND CAPITAL RESOURCES

     Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by continuing operations in the first three quarters was $721 million in 2000, compared with $368 million in 1999. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and stock.

     Net cash used for investments of continuing operations totaled $2.2 billion in the first three quarters of 2000 as the Company spent $2.9 billion in cash for Times Mirror and $322 million for other acquisitions and investments. The Company received cash proceeds of $145 million from the sales of its investments in Digital City, AOL common stock and Target Media, a former Times Mirror investment. On Sept. 5, the Company received cash proceeds of $642 million from the sale of its Education segment. In 1999, the Company invested a portion of the PHONES proceeds in short-term and long-term marketable securities. Through Sept. 24, 2000, $335 million of these securities matured and were used to fund the Times Mirror acquisition.

     Net cash provided by financing activities in the first three quarters of 2000 was $1.0 billion due to the issuance of commercial paper and sales of stock to employees, offset by purchases of treasury stock, repayments of long-term debt and payments of dividends. In the first three quarters of 2000, the Company issued $1.9 billion of commercial paper, and repurchased 18 million shares of its common stock for $674 million. At Sept. 24, 2000, the Company had authorization to repurchase an additional $2.1 billion of its common stock. The 2000 common dividend increased 11% to $.30 per share for the first three quarters from $.27 per share in 1999. The dividends in the first three quarters of 2000 were $107 million and included $10 million paid by Times Mirror in June 2000.

     In connection with the Times Mirror acquisition, the Company has purchased 28 million shares of Times Mirror common stock for $95 per share, which has been funded through existing cash and the issuance of commercial paper. As of the end of the 2000 third quarter, the Company has 0.3 million outstanding Times Mirror shares to purchase for $23 million. In connection with the merger, the Company has increased its authority to issue commercial paper and increased its existing revolving credit agreements from $1.2 billion to $2.7 billion. As of Sept. 24, 2000, no amounts were borrowed under the credit agreements.

     In July 2000, the Company settled 7.1 million Times Mirror stock options for $302 million in cash and converted the remaining 6.4 million Times Mirror stock options into 15.9 million Tribune stock options.

     The Company intends to use the cash proceeds from the sales of Jeppesen, Times Mirror Magazines and AchieveGlobal to pay down commercial paper balances.

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

     The following analysis presents the hypothetical change in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price. This analysis excludes 500,000 shares of AOL common stock related to a one-year hedge transaction. The AOL collar locked in the value of these shares within the price range of $46-$53 per share. See Note 7 to the Company’s Condensed Consolidated Financial Statements in this Form 10-Q for further discussion.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			Sept. 24, 2000	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

Common stock
investments in
public companies	$277	$317	$356	$396 (1)	$436	$475	$515

(1)

Includes approximately 5.2 million shares of AOL common stock valued at $286 million. Excludes 16.7 million shares of AOL common stock and 5.5 million shares of Mattel common stock, see discussion below.

     During the last 12 quarters, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in nine of the quarters, by 20% or more in six of the quarters and by 30% or more in five of the quarters.

Derivatives and related trading securities. The Company has issued 8.0 million PHONES related to its investment in 16.0 million shares of AOL common stock and 4.6 million DECS related to its investment in 5.5 million shares of Mattel common stock. See Notes 1 and 6 to the Company’s Consolidated Financial Statements in the 1999 Annual Report for further discussion of the PHONES and the DECS. Beginning in the second quarter of 1999, these investments in AOL and Mattel stock have been classified as trading securities, and changes in their fair value, net of the changes in the fair value of the related derivative components of the PHONES and the DECS, are recorded in the statement of income.

     At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL common stock or $157 per PHONES. At Sept. 24, 2000, the PHONES fair value was $977 million. Since the issuance of the PHONES in April 1999, changes in the fair value of the PHONES have partially offset changes in the fair value of the related AOL shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related AOL shares.

     At maturity, the DECS will be repaid using shares of Mattel common stock or, at the Company’s option, the cash equivalent thereof. The number of Mattel shares due at maturity, or the cash equivalent thereof, is based on the fair market value of the Mattel common stock, adjusted using a predetermined formula that allocates a portion of the appreciation, if any, to the Company. Holders of the DECS bear the full risk of a decline in the value of Mattel common stock. The DECS mature Aug. 15, 2001. The fair value of the DECS was approximately $62 million at Sept. 24, 2000. Since the issuance of the DECS in August 1998, changes in the fair value of the DECS have substantially offset changes in the fair value of the related Mattel shares. However, there may be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the DECS and the related Mattel shares.

     In connection with the Times Mirror acquisition, the Company assumed Times Mirror’s obligations under the Premium Equity Participating Securities (“PEPS”), which are related to an investment in 0.7 million AOL shares. The Company accounts for the PEPS and the related AOL shares under the provisions of FAS 133. The 0.7 million AOL shares are classified as trading securities, and changes in their fair value, net of the changes in the fair value of the derivative component of the PEPS, are recorded in the statement of income. The fair value of the PEPS was approximately $33 million at Sept. 24, 2000. The PEPS mature March 15, 2001. The amount payable at maturity is based on the fair market value of AOL common stock, adjusted using a predetermined formula. Holders of the PEPS bear the full risk of a decline in the value of AOL common stock.

     The following analysis presents the hypothetical change in the fair value of the Company’s 16.0 million and 0.7 million shares of AOL common stock related to the PHONES and the PEPS, respectively, and the 5.5 million shares of Mattel common stock related to the DECS, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			Sept. 24, 2000	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

AOL common stock	$645	$737	$829	$921	$1,013	$1,105	$1,197
Mattel common stock	41	46	52	58	64	70	75

     During the last 12 quarters, market price movements have caused the fair value of the Company’s 16.7 million shares in AOL common stock to change by 10% or more in nine of the quarters, by 20% or more in six of the quarters and by 30% or more in four of the quarters. For the Company’s 5.5 million shares in Mattel common stock, market price movements have caused the fair value to change by 10% or more in ten of the quarters, by 20% or more in four of the quarters and by 30% or more in two of the quarters.

PART II.     OTHER INFORMATION

Item 5.    Other Information.

     The computation of the ratios of earnings to fixed charges, filed herewith as Exhibit 12, is incorporated herein by reference.

Item 6.    Exhibits and Reports on Form 8-K.

(a) Exhibits.

10.4a - Amendment effective July 18, 2000 to the Tribune Company Bonus Deferral Plan, dated as of December 14, 1993 (Exhibit 10.8 to Annual Report on Form 10-K for 1993).

10.10a - Amendment effective July 18, 2000 to the Tribune Company Employee Stock Purchase Plan as amended and restated effective July 27, 1999 (Exhibit 10.10 to Annual Report on Form 10-K for 1999).

12 - Computation of ratios of earnings to fixed charges.

(b) Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter for which this report is filed.

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBUNE COMPANY (Registrant)
Date: November 7, 2000	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)