Form 10-K
period 2000-12-31
TRIBUNE CO
filed 2001-03-27
CIK 726513

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000
Commission file number 1-8572

TRIBUNE COMPANY

(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1880355 (I.R.S. Employer Identification No.)
435 North Michigan Avenue Chicago, Illinois (Address of principal executive offices)	60611 (Zip Code)

Registrant's telephone number, including area code: (312) 222-9100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock ($.01 par value)	New York Stock Exchange
Preferred Share Purchase Rights }	Chicago Stock Exchange
{	Pacific Stock Exchange
6 1/4% Exchangeable Notes Due August 15, 2001	New York Stock Exchange
2% Exchangeable Subordinated Debentures Due 2029	New York Stock Exchange

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X  No / /

    Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

    Aggregate market value of the Company's voting and non-voting common equity held by non-affiliates on March 13, 2001, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $8,508,000,000.

    At March 13, 2001, there were 299,744,791 shares outstanding of the Company's Common Stock ($.01 par value per share), excluding 129,386,919 shares held by subsidiaries and affiliates of the Company (See Note 15 to the Company's Consolidated Financial Statements).

    The following document is incorporated by reference, in part:

    Definitive Proxy Statement for the May 8, 2001 Annual Meeting of Shareholders (Part III, to the extent described therein).

PART I

ITEM 1. BUSINESS.

    Tribune Company ("Tribune" or the "Company") is a media and entertainment company. Through its subsidiaries, the Company is engaged in newspaper publishing, television and radio broadcasting and entertainment, and the development and distribution of information and entertainment through the Internet. The Company was founded in 1847 and incorporated in Illinois in 1861. As a result of a corporate restructuring in 1968, the Company became a holding company incorporated in Delaware. References in this report to "the Company" include Tribune Company and its subsidiaries, unless the context otherwise indicates. The information in this Item 1 should be read in conjunction with the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain prior year amounts have been reclassified to conform with the 2000 presentation.

    This Annual Report on Form 10-K contains certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in advertising demand; newsprint prices; interest rates; competition; regulatory rulings; adverse results from litigation; and other economic conditions; the effect of professional sports team labor strikes, lock-outs and negotiations; the effect of acquisitions, investments, divestitures and derivative transactions on the Company's results of operations and financial condition; and the Company's reliance on third-party vendors for various services. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Significant Events

    On March 13, 2000, Tribune and The Times Mirror Company ("Times Mirror") announced the signing of a definitive agreement that provided for a merger of Times Mirror into Tribune in a cash and stock transaction. Prior to the merger, Times Mirror published the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The Advocate, Greenwich Time and several smaller newspapers. The merger was effected through a two-step transaction for a total purchase price of approximately $8.3 billion, including assumption of debt.

    In the first step of the transaction, Tribune made a cash tender offer, for up to 28 million Times Mirror shares at a price of $95 per share, which expired on April 17, 2000. Through the tender offer, Tribune acquired 23.1 million Times Mirror shares for $2.2 billion, representing 39.4% of the outstanding Times Mirror common shares. Following the tender offer, Tribune gained effective control of Times Mirror and named 13 Tribune designees to Times Mirror's 27 member board of directors. Tribune began to consolidate Times Mirror's operating results starting April 17.

    Tribune completed the second step of the acquisition on June 12, 2000, following Tribune and Times Mirror shareholder approvals, through a merger of the two companies. In the merger, each remaining Times Mirror common share was converted, at the election of the shareholder, into 2.5 shares of Tribune common stock or, to the extent available, $95 in cash. This transaction was accounted for as a step acquisition purchase, and the effects of both steps of the merger are included in the Dec. 31, 2000 Consolidated Financial Statements. Consolidated results of operations include 39.4% of Times Mirror's operating results for the period April 17 through June 11, 2000 and 100% after June 12. Minority interest expense of $16 million, net of tax, was recorded for the remaining 60.6% of Times Mirror that Tribune did not own during the period of April 17 through June 11, 2000. The total acquisition cost of $8.3 billion has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their respective values. A total of $5.9 billion, representing the excess of acquisition cost over the fair value of Times Mirror's net tangible assets, has been allocated to intangible assets. In addition, three former Times Mirror subsidiaries, Jeppesen, Times Mirror Magazines, AchieveGlobal, were sold by the Company in the fourth quarter of 2000. See Note 2 to the Company's Consolidated Financial Statements in Item 8 for further discussion.

    On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies for approximately $686 million, including the related tax benefit of $22 million. In the 2000 third quarter, the Company received $642 million in cash, and the remaining proceeds were received in January 2001. In the second quarter of 2000, Tribune recorded a one-time, after-tax loss on the sale of the education segment of approximately $96 million. The information in this Annual Report on Form 10-K reflects the education segment as a discontinued operation for all periods presented. See Note 3 to the Company's Consolidated Financial Statements for further discussion.

Business Segments

    The Company's operations are divided into three industry segments, identified according to product: publishing, broadcasting and entertainment, and interactive. These segments operate primarily in the United States. In addition, certain other activities are reported and included under Corporate. These segments reflect the way the Company sells its products to the marketplace and the way in which it manages operations and makes business decisions. The following table sets forth operating revenues and profit information for each segment of the Company (in thousands).

	Fiscal Year Ended December
	2000(1)	1999	1998
Operating revenues:
Publishing	$3,403,028	$1,559,192	$1,481,324
Broadcasting and Entertainment	1,465,553	1,302,058	1,153,006
Interactive	41,782	21,034	17,249

Total operating revenues	$4,910,363	$2,882,284	$2,651,579

Operating profit: (2)
Publishing	$700,932	$426,515	$398,846
Broadcasting and Entertainment	449,057	378,036	317,355
Interactive	(52,606)	(32,203)	(21,709)
Corporate Expenses	(64,372)	(39,506)	(35,435)

Total operating profit	$1,033,011	$732,842	$659,057

(1)
Operating results for the former Times Mirror publishing and interactive operations are included beginning on April 17, 2000.

(2)
Operating profit for each segment excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

    The following table sets forth asset information for each industry segment (in thousands).

	Fiscal Year Ended December
	2000	1999	1998
Assets:
Publishing	$8,653,011	$899,295	$720,077
Broadcasting and Entertainment	3,870,720	3,724,621	3,148,814
Interactive	312,446	108,096	80,776
Corporate(1)	1,840,035	3,317,094	1,191,241
Net assets of discontinued operations(2)	—	690,941	683,129

Total assets	$14,676,212	$8,740,047	$5,824,037

(1)
Corporate assets include cash and cash equivalents, marketable securities and other investments.

(2)
Represents the net assets of the education segment, sold in September 2000.

    The Company's results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Fiscal year 2000 comprised 53 weeks, while fiscal years 1999 and 1998 comprised 52 weeks. The effect of the additional week in 2000 on the comparative financial statements taken as a whole is not significant.

Publishing

    The publishing segment represented 69% of the Company's consolidated operating revenues in 2000. The six-month combined average circulation in 2000 of the Company's daily newspapers was approximately 3.5 million daily copies and 4.9 million Sunday copies. The Company's primary newspapers are the Los Angeles Times, Chicago Tribune, Newsday, South Florida Sun-Sentinel, Orlando Sentinel and The Baltimore Sun. Other daily newspapers include The Hartford Courant, Daily Press, The Morning Call, The Advocate and Greenwich Time. The Company also owns an entertainment listings, newspaper syndication and media marketing company, a Chicago-area cable television news channel and other publishing-related businesses.

    The Company's newspaper subsidiaries produce a wide range of niche publications in addition to their flagship products. These include community newspapers, lifestyle magazines and numerous publications devoted to the major classified advertising categories. Direct marketing, commercial printing and related services are also performed by the Company's newspaper subsidiaries. Revenues for the Company's newspaper subsidiaries and other publishing related businesses for the last three years were as follows (in thousands):

	Fiscal Year Ended December
	2000(1)	1999	1998
Newspaper subsidiaries:
Los Angeles Times	$839,107	$—	$—
Chicago Tribune	830,804	818,299	808,705
Newsday	456,437	—	—
South Florida Sun-Sentinel	343,028	329,309	319,006
Orlando Sentinel	275,540	265,482	260,903
The Baltimore Sun	246,176	—	—
Other daily newspapers	322,000	58,394	57,595

Total newspaper subsidiaries	3,313,092	1,471,484	1,446,209
Other publishing related businesses	89,936	87,708	35,115

Total publishing revenues	$3,403,028	$1,559,192	$1,481,324

(1)
Revenues for the former Times Mirror newspapers are included beginning on April 17, 2000.

    The following table provides a breakdown of operating revenues for the publishing segment for the last three years (in thousands):

	Fiscal Year Ended December
	2000(1)	1999	1998
Advertising:
Retail	$1,116,851	$477,281	$467,718
National	544,721	186,164	153,828
Classified	1,027,732	521,334	528,527

Total advertising	2,689,304	1,184,779	1,150,073
Circulation	531,267	241,258	243,842
Other(2)	182,457	133,155	87,409

Total	$3,403,028	$1,559,192	$1,481,324

(1)
Revenues for the former Times Mirror newspapers are included beginning on April 17, 2000.

(2)
Primarily includes revenues from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities.

    The following table sets forth information concerning the Company's advertising volume for its primary daily newspapers (in thousands):

	Fiscal Year Ended December
	2000(1)	1999	1998
Full run inches:
Los Angeles Times	3,096	3,357	3,212
Chicago Tribune	2,486	2,660	2,694
Newsday	1,730	1,740	1,644
South Florida Sun-Sentinel	4,075	4,089	4,191
Orlando Sentinel	2,841	2,667	2,770
The Baltimore Sun	2,093	2,002	1,762
Other daily newspapers	6,110	6,122	6,107

Total full run inches	22,431	22,637	22,380

Part run inches:
Los Angeles Times	6,036	6,215	4,037
Chicago Tribune	5,546	5,209	5,325
Newsday	1,812	1,652	1,496
South Florida Sun-Sentinel	2,665	2,761	2,822
Orlando Sentinel	1,762	1,660	1,594
The Baltimore Sun	424	503	456
Other daily newspapers	1,095	1,134	1,020

Total part run inches	19,340	19,134	16,750

Total advertising inches:
Full run:
Retail	8,142	8,403	9,140
National	3,155	3,094	2,152
Classified	11,134	11,140	11,088

Total full run	22,431	22,637	22,380
Part run	19,340	19,134	16,750

Total	41,771	41,771	39,130

Preprint pieces:
Los Angeles Times	2,970,405	2,625,208	2,293,742
Chicago Tribune	2,937,240	2,638,098	2,565,123
Newsday	2,284,529	1,985,603	1,993,709
South Florida Sun-Sentinel	665,804	629,826	595,865
Orlando Sentinel	770,558	729,667	735,524
The Baltimore Sun	888,101	814,324	782,768
Other daily newspapers	1,186,581	1,107,666	1,091,443

Total	11,703,218	10,530,392	10,058,174

(1)
Advertising volume for the former Times Mirror newspapers is included for the full twelve months.

    The following table sets forth information concerning the Company's circulation for its primary daily newspapers (in thousands):

	Average Circulation for the Six Months Ended September 30
	Daily(1)			Sunday(1)
	2000	1999	1998	2000	1999	1998
Los Angeles Times	1,033	1,078	1,068	1,380	1,362	1,361
Chicago Tribune(2)	621	627	652	1,007	1,005	1,019
Newsday	576	575	572	675	674	671
South Florida Sun-Sentinel	238	239	242	351	351	351
Orlando Sentinel	252	251	250	374	368	370
The Baltimore Sun	315	315	314	471	480	479
Other daily newspapers	464	469	479	631	633	648

Total	3,499	3,554	3,577	4,889	4,873	4,899

(1)
Circulation data based on Audit Bureau of Circulation ("ABC") averages for the six-month periods ended September 30.

(2)
The Chicago Tribune's Wednesday through Friday ABC circulation averages for 2000, 1999 and 1998 were 662, 658 and 674, respectively.

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

    The Chicago Tribune, South Florida Sun-Sentinel, Orlando Sentinel and Daily Press are printed in Company-owned production facilities. The daily newspapers acquired in connection with the Times Mirror acquisition are printed on Company-owned presses in production facilities leased from an affiliate (see Note 7 to the Company's Consolidated Financial Statements in Item 8). The principal raw material is newsprint. In 2000, the Company's newspapers consumed approximately 851,000 metric tons of newsprint. Average newsprint prices increased 5% in 2000 from 1999. Average newsprint prices declined 11% in 1999 and increased 3% in 1998.

    The Company is party to a contract with Abitibi Consolidated Inc. (which purchased Donohue Inc. in 2000), expiring in 2007, to supply newsprint based on market prices. Under the contract, the Company purchased 257,000 metric tons of newsprint in 2000, representing 36% of the Company's newspapers' newsprint supply. As a result of the Times Mirror acquisition, the Company has agreed to increase its purchases to 370,000 metric tons of newsprint in 2001; 410,000 in 2002; and 450,000 from 2003 to 2007, subject to certain limitations.

Los Angeles Times

    The Los Angeles Times has been published continuously since 1881. The Los Angeles Times has won 24 Pulitzer Prizes, including one for feature reporting in 2000. It is published every morning and is the largest metropolitan newspaper in the United States in circulation. The Los Angeles market ranks second in the nation in terms of households. In its primary circulation areas of Los Angeles, Orange, Ventura, San Bernardino and Riverside counties, the Los Angeles Times competes for advertising and circulation with 16 local daily newspapers, with its largest competitor having approximately 360,000 total average daily circulation, and three daily national newspapers. Approximately 69% and 79% of the paper's daily and Sunday circulation, respectively, was home delivered in 2000, with the remainder sold at newsstands and vending boxes.

    In addition to the daily edition covering the Los Angeles metropolitan area, the Los Angeles Times publishes daily Orange County, San Fernando Valley and Ventura County editions. The Los Angeles Times also publishes a daily national edition that is distributed primarily in Northern California, New York and Washington, D.C. In an effort to provide targeted local news coverage, the Los Angeles Times inserts daily and semi-weekly community newspapers published by its subsidiary, Times Community Newspapers. Through its subsidiary, E Z Buy & E Z Sell Recycler Corporation, the Los Angeles Times publishes a collection of 17 alternative classified papers in Southern California including titles such as the Recycler, AutoBuys, CycleBuys and the Renter. In conjunction with Garden State Newspapers, Inc., the Los Angeles Times owns CIPS Marketing Group, Inc., which provides alternative distribution services for advertising preprints.

Chicago Tribune

    Founded in 1847, the Chicago Tribune is published every morning and primarily serves a nine-county market in northern Illinois and Indiana. This market ranks third in the United States in number of households. The Chicago Tribune has won 20 Pulitzer Prizes. For the six months ended September 2000, the Chicago Tribune ranked seventh in average daily circulation and fourth in average Sunday circulation in the nation, based on ABC averages. The Chicago Tribune's principal competitor is the Chicago Sun-Times. According to the ABC, for the sixth-month period ended September 2000, the Chicago Tribune had a 32% lead in total daily paid circulation and a 157% lead in Sunday paid circulation. The Chicago Tribune's total advertising volume and operating revenues are estimated to be substantially greater than those of the Chicago Sun-Times. Approximately 77% of the paper's daily and 64% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes.

    The Chicago Tribune publishes ¡Exito!, a free weekly newspaper targeting Spanish-speaking households. Other businesses owned by Chicago Tribune Company include Tribune Direct Marketing, a direct mail operation, and RELCON, Inc., a publisher of free apartment and new-home guides and a provider of apartment-rental referral services to prospective renters. The Chicago Tribune also offers printing and delivery of other publications.

Newsday

    Newsday, a morning newspaper which is published seven days a week, circulates primarily in Nassau and Suffolk counties on Long Island, New York and the in borough of Queens in New York City. The New York metropolitan area ranks first among U.S. markets in terms of households. The paper has been published since 1940 and has won 16 Pulitzer Prizes. For the six-month period ended September 2000, Newsday ranked eighth and eleventh for average daily and Sunday circulation in the country, according to the ABC. Newsday competes with three major metropolitan newspapers and several daily regional editions of national newspapers. In addition, there are numerous daily, weekly and semiweekly local newspapers and free distribution newspapers in its distribution area. Approximately 64% of the paper's daily and 62% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes.

    Newsday also publishes Distinction, a bi-monthly magazine that is designed to serve Long Island's upscale community. In addition, Newsday's affiliated publishing and alternate distribution company, DSA Community Publishing, operates Newport Media, a publisher of 135 pennysaver editions; This Week, a publisher of a free distribution shopper with 67 editions; Hoy, a Spanish-language daily newspaper for the New York metropolitan area; DSA, a distributor of preprints; and DSA Direct, a distributor of numerous publications in the five boroughs of New York City.

The Baltimore Sun

    The Baltimore Sun primarily serves the Baltimore-Annapolis metropolitan area, including Anne Arundel, Baltimore, Carroll, Harford and Howard counties. The Baltimore market ranks 24th in terms of households in the United States. The Baltimore Sun has published a daily, morning newspaper since 1837 and has won 14 Pulitzer Prizes. The Baltimore Sun was ranked as 26th and 22nd for average daily and Sunday circulation in the country, according to the ABC. The Baltimore Sun competes with The Washington Post in Anne Arundel and Howard counties, with The Annapolis Capital in Anne Arundel County and with The Carroll County Times in Carroll County, as well as with daily regional editions of national newspapers. In addition, there are other daily and weekly local newspapers in its distribution area. Approximately 78% of the paper's daily and 63% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes.

    The Baltimore Sun's subsidiaries, Patuxent Publishing and Homestead Publishing, publish 17 weekly newspapers throughout Anne Arundel, Baltimore, Carroll, Harford and Howard counties. The largest of these weekly newspapers are The Columbia Flier, The Towson Times, The Owings Mills Times and The Aegis.

South Florida Sun-Sentinel

    The Sun-Sentinel is a morning newtspaper and leads the Broward/South Palm Beach market in circulation. The Sun-Sentinel has been published since 1910. The Miami/Fort Lauderdale market ranks 16th in the nation in terms of households. Approximately 73% of the paper's daily and 69% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes.

    The Sun-Sentinel owns Gold Coast Shopper, a publication located in Deerfield Beach and City Link, a weekly publication. In May 1999, the Company purchased Florida New Homes and Condominiums Guide, a bimonthly real estate magazine. The Sun-Sentinel also offers printing and delivery of other publications, direct mail services and publications targeted to specific consumer market segments.

Orlando Sentinel

    The Orlando Sentinel is published every morning and serves primarily a five-county area in Central Florida. It is the only major daily newspaper in the Orlando market, although it competes with other Florida and national newspapers, as well as with other media. The Orlando Sentinel has been published since 1876. The Orlando/Daytona Beach/Melbourne market ranks 21st among U.S. markets in terms of households. The Orlando Sentinel has won three Pulitzer Prizes, including one in 2000 for editorial writing. Approximately 76% of the paper's daily and 70% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes.

    The Orlando Sentinel also publishes US/Express, a free weekly entertainment publication used to distribute advertising to non-subscribers, and the RELCON apartment guide for the Central Florida market. The Orlando Sentinel also publishes New Homes and Auto Finder, which are free publications distributed in the Central Florida market. The Orlando Sentinel also offers printing and delivery of other publications.

Other Newspapers

    The Company's other daily newspapers include The Hartford Courant, Daily Press, The Morning Call, The Advocate and Greenwich Time. All of these newspapers are published every morning.

    The Hartford Courant, a morning daily and Sunday newspaper that was first published in 1764, is the oldest continuously published newspaper in the United States. The Hartford Courant has won two Pulitzer Prizes. It is published in Hartford, Connecticut, and serves the state's northern and central regions. The Hartford/New Haven market is the 27th largest U.S. market in terms of households. The

Hartford Courant publishes 10 regional editions on a daily basis, which provide local news and advertising. The Hartford Courant owns New Mass. Media, Inc., a publisher of five weekly alternative newspapers in Connecticut, Massachusetts and New York, and operates ValuMail, Inc., a shared mail company that distributes advertising supplements to households in Connecticut, Massachusetts and Rhode Island.

    The Daily Press is published daily, including Sunday, and serves the Hampton Roads, Virginia market. The Daily Press is the only major daily newspaper in its primary market, although it competes with other regional and national newspapers, as well as with other media. The Daily Press market includes Newport News, Hampton, Williamsburg and eight other cities and counties. This market, together with Norfolk, Portsmouth and Virginia Beach, is the 41st largest U.S. market in terms of households.

    The Morning Call in Allentown, Pennsylvania is published daily and primarily serves Lehigh and Northampton counties in Eastern Pennsylvania.

    The Advocate and Greenwich Time are published every morning and serve the southern part of Fairfield County, Connecticut. The Advocate circulates primarily in Stamford, Connecticut and Greenwich Time circulates in Greenwich, Connecticut. The Advocate has won one Pulitzer Prize.

Other Publishing Related Businesses

    The Company is also involved in weekly publications, syndication activities, advertising placement services, entertainment listings, cable television news programming and other publishing-related activities. The Company acquired Sun-Sentinel Community News Group, a group of community-based weeklies, in September 1998. Sun-Sentinel Community News Group's publications include the Jewish Journal, a collection of newspapers serving South Florida's Jewish community. The syndication activities, conducted primarily through Tribune Media Services ("TMS"), involve the marketing of comics, features and opinion columns to newspapers. TMS is also engaged in advertising placement services for television, cable and movie listings in newspapers and online and the development of news products and services for electronic and print media. In February 1999, TMS acquired Premier DataVision, Inc. ("PDI") and JDTV, Inc. ("JDTV"). PDI distributes movie show-time data and assembles and distributes movie show-time and display advertising. JDTV publishes television listings information for the cable and satellite television industries. The Company also operates CLTV News, a regional 24-hour cable news channel in the Chicagoland area. CLTV News was launched in January 1993 and currently is available to more than 1.7 million cable households in the Chicago-area market.

Broadcasting and Entertainment

    The broadcasting and entertainment segment represented 30% of the Company's consolidated operating revenues in 2000. At Dec. 31, 2000, the segment included WB television affiliates located in New York, Los Angeles, Chicago, Philadelphia, Boston, Dallas, Washington, D.C., Atlanta, Houston, Seattle, Miami, Denver, San Diego, New Orleans and Albany; FOX television affiliates in Seattle, Sacramento, Indianapolis, Hartford, Grand Rapids and Harrisburg; an ABC television affiliate in New Orleans; four radio stations, one located in Chicago and three located in Denver; the Chicago Cubs baseball team; and Tribune Entertainment, a company that develops and distributes first-run television programming for the Company's station group and national syndication.

    In February 2000, the Company acquired the remaining interest in Qwest Broadcasting LLC, which owns television stations WATL-Atlanta and WNOL-New Orleans, for $107 million in cash and conversion of notes and debt. The Company had owned a 33% equity interest and convertible debt in Qwest since it was formed in 1995. The acquisition was recorded as a purchase. The Federal Communications Commission ("FCC") rule changes in August 1999 permit the Company to own both WNOL and the Company's WGNO-New Orleans television station.

    The Company acquired the assets of television station KCPQ-Seattle, a FOX television affiliate, with a fair value of approximately $380 million, in exchange for its WGNX-Atlanta television station and cash in March 1999. In September 1999, the Company acquired the assets of television station WEWB-Albany (formerly WMHQ) for $18.5 million in cash. In November 1999, the Company acquired the assets of television station WBDC-Washington, D.C. for $125 million in cash.

    In June 1998, the Company exchanged substantially all of the assets of its WQCD radio station in New York and cash for the assets of television stations KTWB-Seattle and WXMI-Grand Rapids. The divestiture of WQCD was accounted for as a sale and the acquisition of the television stations was recorded as a purchase.

    The following table shows sources of revenue for the broadcasting and entertainment segment for the last three years (in thousands).

	Fiscal Year Ended December
	2000	1999	1998
Television(1)	$1,258,282	$1,109,652	$964,387
Radio(2)	58,329	53,466	52,633
Entertainment/other(3)	148,942	138,940	135,986

Total	$1,465,553	$1,302,058	$1,153,006

(1)
Includes the following stations since their respective acquisition dates: WATL-Atlanta and WNOL-New Orleans (February 2000), WBDC-Washington, D.C. (November 1999), WEWB-Albany (September 1999), KCPQ-Seattle (exchanged for WGNX-Atlanta in March 1999) and KTWB-Seattle and WXMI-Grand Rapids (June 1998).

(2)
Includes WQCD-New York through June 1998.

(3)
See "Entertainment/Other" below for further discussion.

Television

    In 2000, television contributed 86% to the broadcasting and entertainment segment's operating revenues. The Company's television stations compete for audience and advertising with other television and radio stations, cable television and other media serving the same markets. Competition for audience and advertising is based upon various interrelated factors including programming content, audience acceptance and price. Selected data for the Company's television stations is shown in the following table.

	Market(1)
						Major Commercial Stations in Market(2)
	National Rank	% of U.S. Households	FCC %	Channel	Affiliation		Expiration of FCC License(3)		Year Acquired
WPIX—New York, NY	1	6.8	6.8	11-VHF	WB	7	2007	(4)	1948	(5)
KTLA—Los Angeles, CA	2	5.2	5.2	5-VHF	WB	8	2006	(4)	1985
WGN—Chicago, IL	3	3.2	3.2	9-VHF	WB	8	2005		1948	(5)
WPHL—Philadelphia, PA	4	2.6	1.3	17-UHF	WB	7	2007		1992
WLVI—Boston, MA	6	2.2	1.1	56-UHF	WB	7	2007		1994
KDAF—Dallas, TX	7	2.0	1.0	33-UHF	WB	9	2006		1997
WBDC—Washington, D.C.	8	2.0	1.0	50-UHF	WB	7	2004		1999
WATL—Atlanta, GA	10	1.8	0.9	36-UHF	WB	8	2005		2000
KHWB—Houston, TX	11	1.7	0.9	39-UHF	WB	8	2006		1996
KCPQ—Seattle, WA	12	1.6	1.6	13-VHF	FOX	8	2007		1999
KTWB—Seattle, WA	12	—	—	22-UHF	WB	8	2007		1998
WBZL—Miami, FL	16	1.4	0.7	39-UHF	WB	8	2005	(6)	1997
KWGN—Denver, CO	18	1.3	1.3	2-VHF	WB	7	2006		1966
KTXL—Sacramento, CA	19	1.2	0.6	40-UHF	FOX	7	2006		1997
KSWB—San Diego, CA	25	1.0	0.5	69-UHF	WB	6	2006		1996
WXIN—Indianapolis, IN	26	1.0	0.5	59-UHF	FOX	7	2005		1997
WTIC—Hartford, CT	27	0.9	0.5	61-UHF	FOX	7	2007	(4)	1997
WXMI—Grand Rapids, MI	38	0.7	0.3	17-UHF	FOX	7	2005		1998
WGNO—New Orleans, LA	42	0.6	0.3	26-UHF	ABC	7	2005		1983
WNOL—New Orleans, LA	42	—	—	38-UHF	WB	7	2005		2000
WPMT—Harrisburg, PA	46	0.6	0.3	43-UHF	FOX	5	2007		1997
WEWB—Albany, NY	56	0.5	0.2	45-UHF	WB	6	2007		1999

(1)
Source: Nielsen Station Index (DMA Market and Demographic Rank Report, September 2000). Ranking of markets is based on number of television households in DMA (Designated Market Area).

(2)
Source: Nielsen Station Index (Viewers in Profile Reports, 2000). Major commercial stations program for a broad, general audience and have a large viewership in the market.

(3)
See "Governmental Regulation."

(4)
In connection with the Times Mirror acquisition, the Company acquired newspapers in these markets. See "Governmental Regulation" for discussion of the FCC's television/newspaper cross-ownership rule.

(5)
Founded by the Company.

(6)
The FCC has granted the Company a waiver extension to allow continued ownership of both the Miami television station and the South Florida Sun-Sentinel newspaper until the FCC has completed a review of the newspaper/television cross-ownership rule. See "Governmental Regulation" and "Item 3, Legal Proceedings" for a discussion of the cross-ownership rule.

    Programming emphasis at the Company's WB and FOX-affiliated stations is placed on network-provided shows, syndicated series, feature motion pictures, local and regional sports coverage, news and children's programs. These stations acquire most of their programming from outside sources, including The WB Television Network ("The WB Network") and the FOX Network, although a significant amount is produced locally or supplied by Tribune Entertainment (see "Entertainment/Other"). Due to the growth and expansion of The WB Network's distribution system of local affiliates, WB programming is no longer aired on WGN Cable ("WGN Superstation"), which reaches over 52 million households outside of Chicago. WGN Superstation broadcasts movies and first-run programming. The Company's WGNO-New Orleans station, affiliated with the ABC Network, acquires much of its programming from that network. Contracts for purchased programming generally cover a period of one to five years, with payment also typically made over several years. The expense for amortization of television broadcast rights in 2000 was $339 million, which represented approximately 27% of total television operating revenues.

    Average audience share information for the Company's television stations for the past three years is shown in the following table.

	Average Audience Share(1) Year Ended December
	2000	1999	1998
WPIX—New York, NY	9.3%	9.5%	10.5%
KTLA—Los Angeles, CA	7.8	8.0	7.8
WGN—Chicago, IL	9.8	10.0	9.8
WPHL—Philadelphia, PA	5.0	5.5	4.8
WLVI—Boston, MA	4.8	5.5	5.0
KDAF—Dallas, TX	7.0	7.3	8.0
WBDC—Washington, D.C.	3.3	4.0	4.0
WATL—Atlanta, GA	6.0	6.5	7.5
KHWB—Houston, TX	5.8	6.5	6.3
KCPQ—Seattle, WA	6.5	7.3	7.3
KTWB—Seattle, WA	3.0	3.8	4.0
WBZL—Miami, FL	5.0	6.0	6.0
KWGN—Denver, CO	6.3	6.8	6.5
KTXL—Sacramento, CA	6.8	7.3	8.3
KSWB—San Diego, CA	5.8	5.5	4.5
WXIN—Indianapolis, IN	6.3	6.5	7.3
WTIC—Hartford, CT	6.0	6.8	6.8
WXMI—Grand Rapids, MI	6.5	7.5	7.8
WGNO—New Orleans, LA	7.0	7.5	9.5
WNOL—New Orleans, LA	7.3	7.0	6.8
WPMT—Harrisburg, PA	5.8	6.0	6.3
WEWB—Albany, NY	2.3	0.5	—	(2)

(1)
Represents the estimated number of television households tuned to a specific station as a percent of total viewing households in a defined area. The percentages shown reflect the average Nielsen ratings shares for the February, May, July and November measurement periods for 7 a.m. to 1 a.m. daily.

(2)
Prior to acquisition in September 1999, WEWB-Albany was a public broadcasting station.

Radio

    In 2000, radio operations contributed 4% to the broadcasting and entertainment segment's operating revenues. The largest radio station owned by the Company, measured in terms of operating revenues, is WGN in Chicago. Radio operations also include three stations in Denver and Tribune Radio Network (which produces and distributes farm and sports programming to radio stations, primarily in the Midwest). Also included was WQCD, which was exchanged for television stations KTWB-Seattle and WXMI-Grand Rapids in June 1998.

    Selected information for the Company's radio operations is shown in the following table.

	Format	Frequency	National Market Rank(1)	Number of Operating Stations in Market(2)	Audience Share(3)
WGN—Chicago, IL	Personality/Infotainment/Sports	720-AM	3	41	6.1%
KOSI—Denver, CO	Adult Contemporary	101.1-FM	23	33	6.3%
KEZW—Denver, CO	Nostalgia/Big Band	1430-AM	23	33	2.5%
KKHK—Denver, CO	All Rock & Roll Hits	99.5-FM	23	33	3.4%

(1)
Source: Radio markets ranked by Arbitron Metro Survey Area, Arbitron Company 2000.

(2)
Source: Arbitron Company 2000.

(3)
Source: Average of Winter, Spring, Summer and Fall 2000 Arbitron shares for persons 12 years old and over, 6 a.m. to midnight daily during the period measured.

Entertainment/Other

    In 2000, entertainment/other contributed 10% to the broadcasting and entertainment segment's operating revenues. This portion of the broadcasting and entertainment segment includes Tribune Entertainment Company and the Chicago Cubs baseball team.

    Tribune Entertainment is the largest syndicator of first-run, hour-long action dramas ("action hours") in the United States. Tribune Entertainment produced and syndicated the following action hours during the 2000-2001 season:

	Television Seasons
			No. of U.S. Markets	% of U.S. Households
Shows	Produced(1)	Commitment(2)
Andromeda	2000-2001	2001-2002	189	98%
Beastmaster	1999-2001	2001-2002	178	95%
Gene Roddenberry's Earth: Final Conflict	1997-2001	2001-2002	189	96%

(1)
Represents seasons produced by Tribune Entertainment.

(2)
Represents future seasons Tribune Entertainment has committed to produce.

    These action hours are co-produced with various foreign partners that are responsible for approximately two-thirds of the shows' production costs. Andromeda had the highest rated debut for a weekly hour show in five years and continues to be the No. 1 action hour in syndication. In 1999, Tribune Entertainment began producing and syndicating "DreamMaker", a one-hour show that was cancelled in January 2000. In September 1997, Tribune Entertainment launched "NightMan," a one-hour show that was cancelled after the 1998-1999 season. During the 2000-2001 television season, Tribune Entertainment originated or syndicated approximately 4.5 hours of first-run programs per week. On average, the Company's 22 television stations utilized approximately five hours per week of programming furnished by Tribune Entertainment.

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

Interactive

    The interactive segment represented 1% of the Company's consolidated operating revenues in 2000. Beginning in 2000, operating results for the interactive segment were reported separately from publishing. The Company's interactive segment manages Web sites of the Company's daily newspapers and television stations, as well as other branded sites targeting specific communities of interest. On average, it attracts approximately five million unique visitors per month, placing it among the 20 largest online news and information networks in the United States. The Company's established reputation and media brand recognition, which are trusted sources of local news and information, provide a competitive advantage.

    Selected information for several of the Company's top Web sites is shown in the following table:

Newspaper Sites	Description
latimes.com	Los Angeles Times
chicagotribune.com	Chicago Tribune
newsday.com	Newsday, Long Island, N.Y.
sun-sentinel.com	South Florida Sun-Sentinel
orlandosentinel.com	Orlando Sentinel
sunspot.net	The Baltimore Sun
ctnow.com	The Hartford Courant
dailypress.com	Daily Press, Newport News, Va.
mcall.com	The Morning Call, Allentown, Pa.
stamfordadvocate.com	The Advocate, Stamford, Conn.
greenwichtime.com	Greenwich Time, Greenwich, Conn.
Entertainment and Niche Sites	Description
blackvoices.com	A leading online destination for African Americans
recycler.com	General classifieds site serving Southern California
chicagosports.com	Multimedia site for local fans, launched in 2000
metromix.com	Chicago's leading online entertainment guide
go2orlando.com	Travel guide for Central Florida
wb11.com	Internet home of WPIX-TV, New York
ktla.com	Internet home of KTLA-TV, Los Angeles
wgntv.com	Internet home of WGN-TV, Chicago

    The interactive segment's revenues are derived primarily from advertising sales. Banner and sponsorship advertising is sold to local and national customers. Classified advertising revenues are mainly derived from two sources: bundling print and online classified advertising with the Company's daily newspapers and selling online-only classified products.

    Total operating revenues for the interactive segment for the last three years are shown below (in thousands):

Fiscal Year Ended December
2000	$41,782
1999	21,034
1998	17,249

Investments

    The Company has investments in several public and private companies. See Note 8 to the Company's Consolidated Financial Statements for further discussion of the Company's cost and equity method investments.

    The Company's principal equity method investments currently include The WB Network, iBlast, CareerBuilder, Classified Ventures, BrassRing, TMCT I and TMCT II. The WB is a growing network that provides the Company's WB affiliate television stations with original prime-time and children's programming. iBlast is a new company that plans to use the digital-television spectrum to deliver broadband content and services to consumers. CareerBuilder, an online recruiting company, was formed by the Company and Knight-Ridder in September 2000. Classified Ventures is a network of classified advertising Web sites. BrassRing is a national recruitment services company, which the Company formed in September 1999 with The Washington Post Company. The Company's investments in TMCT I and TMCT II are further discussed in Note 7 to the Company's Consolidated Financial Statements in Item 8.

Non-Operating Items

    The Company reported several non-operating items in 2000, 1999 and 1998, which included gains and losses resulting from sales of investments and subsidiaries, changes in the fair value of derivatives and related investments, reclassification of investments, and write-downs of investments. These non-operating items are further discussed in Note 2 to the Company's Consolidated Financial Statements.

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

    Because the Times Mirror acquisition did not involve the transfer of any broadcast station licenses, FCC approval was not required to complete the transaction. Under the FCC's television/newspaper cross-ownership rule, the Commission may not renew the license of a television station that is part of a prohibited local television/newspaper combination. License renewals for Tribune television properties affected by the Times Mirror acquisition are in years 2006 (KTLA-Los Angeles and WTIC-Hartford) and 2007 (WPIX-New York). The FCC has initiated rulemaking proceedings to consider modifying its newspaper/broadcast cross-ownership rules. If the rules are not modified by the time the licenses are due for renewal, the Company will require waivers to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, Hartford and New York markets. The Company has a temporary waiver, pending the outcome of the same rulemaking proceeding, in connection with its 1997 acquisition of WBZL-Miami, which is considered part of the market served by the South Florida Sun-Sentinel, published in Fort Lauderdale. The Company cannot predict the outcome of the FCC cross-ownership rule review.

    Congress removed national limits on the number of broadcast stations a licensee may own in 1996. However, federal law continues to limit the number of radio and television stations a single owner may own in a local market, and the percentage of the national television audience that may be reached by a licensee's television stations in the aggregate. On Aug. 5, 1999, the FCC revised its local station ownership limitations to allow, under certain conditions, common ownership of two television stations and certain radio/television combinations. The FCC did not revise its national audience reach limitation of 35%. Television and radio broadcasting licenses are subject to renewal by the FCC, at which time they may be subject to competing applications for the licensed frequencies. At Dec. 31, 2000, the Company had FCC authorization to operate 22 television stations and two AM and two FM radio stations. In 2000, the Company received FCC authorization to operate television stations KTWB-Seattle, WATL-Atlanta and WNOL-New Orleans. An application to acquire an additional television station, WTXX-Hartford, is currently pending before the FCC.

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

Employees

    The average number of full-time equivalent employees of the Company in 2000 was 22,700, approximately 11,000 more than the average for 1999. The increase was primarily due to the inclusion of Times Mirror employees.

    During 2000, the Company's publishing segment employed approximately 18,600 full-time equivalent employees, about 21% of whom were represented by unions covered under 21 labor contracts. Contracts with unionized employees of the publishing segment expire at various times through June 2006.

    Broadcasting and entertainment had an average of 3,400 full-time equivalent employees in 2000. Approximately 23% of these employees were represented by a total of 21 unions covered under 21 labor contracts. Contracts with unionized employees of the broadcasting and entertainment segment expire at various times through December 2003.

    Interactive had an average of 500 full-time equivalent employees in 2000.

Executive Officers of the Company

    Information with respect to the executive officers of the Company as of March 13, 2001 is set forth below. The descriptions of the business experience of these individuals include the principal positions held by them since March 1996. Unless otherwise indicated, all references to positions are to officers of the Company.

Dennis J. FitzSimons (50)
Executive Vice President since January 2000; President since May 1997 and Executive Vice President until May 1997 of Tribune Broadcasting Company*.

Jack W. Fuller (54)
President of Tribune Publishing Company* since May 1997; President and Publisher of Chicago Tribune Company* until May 1997.

Donald C. Grenesko (52)
Senior Vice President/Finance and Administration since August 1996; Senior Vice President and Chief Financial Officer until August 1996.

David D. Hiller (47)
President of Tribune Interactive* since May 2000; Senior Vice President/Development and Strategy until May 2000.

Crane H. Kenney (38)
Senior Vice President, General Counsel and Secretary since May 2000; Vice President, General Counsel and Secretary since August 1996; Vice President/Chief Legal Officer until August 1996.

Luis E. Lewin (52)
Senior Vice President/Human Resources since May 2000; Vice President/Human Resources from October 1996 until May 2000; Director of Human Resources until October 1996; Acting Publisher of ¡Exito!* in Chicago until September 1996.

John W. Madigan (63)
Chairman, President and Chief Executive Officer; Director since 1975.

Ruthellyn Musil (49)
Vice President/Corporate Relations.

Andrew J. Oleszczuk (44)
Senior Vice President/Development since May 2000; President of Tribune Ventures** from August 1998 until May 2000; Vice President/Development until August 1998.

Jeff R. Scherb (43)
Senior Vice President/Chief Technology Officer since May 2000; President of Tribune Interactive* from May 1999 until May 2000; Senior Vice President/Chief Technology Officer from August 1996 until May 1999; Chief Technology Officer and Senior Vice President, Dun & Bradstreet Software until August 1996.

*
A subsidiary of the Company.

**
A division of the Company.

ITEM 2. PROPERTIES.

    The corporate headquarters of the Company are located at 435 North Michigan Avenue, Chicago, Illinois. The general character, location and approximate size of the principal physical properties used by the Company on Dec. 31, 2000 are listed below. In addition to those listed, the Company owns or leases transmitter sites, parking lots and other land aggregating approximately 961 acres in 97 separate locations, and owns or leases an aggregate of approximately 1,633,000 square feet of office and production space in 210 locations. The Company also owns Wrigley Field, the 39,000-seat stadium used by the Chicago Cubs baseball team. The Company considers its various properties to be in good condition and suitable for the purposes for which they are used.

	Approximate Area in Square Feet
General Character of Property	Owned		Leased(1)
Publishing:
Printing plants, business and editorial offices and office and warehouse space located in:
Los Angeles, CA	1,882,000		1,578,000
Chicago, IL	1,327,000	(2)	139,000
Melville, NY	708,000		469,000
Baltimore, MD	—		911,000
Hartford, CT	467,000		124,000
Orlando, FL	459,000		103,000
Deerfield Beach, FL	386,000		—
Allentown, PA	331,000		—
Newport News, VA	223,000		—
Northlake, IL	—		216,000
Fort Lauderdale, FL	—		126,000
Stamford, CT	109,000		—
Oak Brook, IL	—		87,000
Broadcasting and Entertainment:
Business offices, studios and transmitters located in:
Los Angeles, CA	256,000		—
Chicago, IL	130,000		4,000
New York, NY	—		99,000
Seattle, WA	65,000		—
Denver, CO	44,000		10,000
New Orleans, LA	—		45,000
Indianapolis, IN	5,000		37,000
Atlanta, GA	36,000		—
Houston, TX	36,000		—
Dallas, TX	33,000		—
Boston, MA	28,000		—
San Diego, CA	—		26,000
Philadelphia, PA	22,000		3,000
Sacramento, CA	24,000		—
Hartford, CT	—		22,000
Grand Rapids, MI	21,000		—
Miami, FL	20,000		—
York, PA	20,000		—
Washington, D.C.	—		13,000

(1)
In connection with the Times Mirror acquisition, the Company assumed several lease agreements which expire at various dates through 2011. In 1997, Times Mirror contributed eight real properties, constituting 3,030,000 square feet, to TMCT I. The Company is leasing these properties from TMCT I under a lease with an initial term of 12 years, which expires August 2009. See Note 7 to the Company's Consolidated Financial Statements for further discussion.
(2)
Includes Tribune Tower, an approximately 630,000-square-foot office building in downtown Chicago, and Freedom Center, the approximately 697,000 square foot production center of the Chicago Tribune. Tribune Tower houses the Company's corporate headquarters, the Chicago Tribune's business and editorial offices, offices of various subsidiary companies and approximately 42,600 square feet of space leased to unaffiliated tenants. Freedom Center houses the Chicago Tribune's printing, packaging and distribution operations.

ITEM 3. LEGAL PROCEEDINGS.

    The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies.

    In March 1997, the Company acquired Renaissance Communications Corp., a publicly traded company that owned six television stations, for $1.1 billion in cash. The stations acquired were KDAF-Dallas, WBZL-Miami, KTXL-Sacramento, WXIN-Indianapolis, WTIC-Hartford and WPMT-Harrisburg. The FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the Miami television station and the South Florida Sun-Sentinel newspaper. The FCC subsequently issued a rule review to consider modifying its cross-ownership rule. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both the Miami television station and the South Florida Sun-Sentinel newspaper until the rule review has concluded. The Company cannot predict the outcome of the FCC cross-ownership rule review.

    The Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

    Not applicable.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

    The Company's Common Stock is presently listed on the New York, Chicago and Pacific stock exchanges. The high and low sales prices of the Common Stock by fiscal quarter for the two most recent fiscal years, as reported on the New York Stock Exchange Composite Transactions list, were as follows:

	2000				1999
Quarter	High		Low		High		Low
First	$55	11/16	$27	7/8	$34	7/8	$30	5/32
Second	41	7/16	34	1/2	44	9/16	32	1/4
Third	39	15/16	32		49	31/32	42	3/32
Fourth	46	1/2	34	7/8	60	7/8	46

    At March 13, 2001 there were 7,301 holders of record of the Company's Common Stock.

    Quarterly cash dividends declared on Common Stock were $.10 per share in 2000 and $.09 per share in 1999. Total cash dividends declared on Common Stock by the Company were $107,085,000 for 2000 and $85,625,000 for 1999.

ITEM 6. SELECTED FINANCIAL DATA.

    Selected financial data for the years 1996 through 2000 is contained under the heading "Eleven Year Financial Summary" on pages 78 and 79 and is derived from financial statements for those years which were audited by PricewaterhouseCoopers LLP, independent accountants. The information contained in the "Eleven Year Financial Summary" is not necessarily indicative of the results of operations to be expected for future years, and should be read in conjunction with "Management's

Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and the Consolidated Financial Statements and related notes thereto included in Item 8 of this Annual Report on Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

    The following discussion presents the significant factors that have affected the businesses of Tribune Company and its subsidiaries (the "Company") over the last three years. This commentary should be read in conjunction with the Company's Consolidated Financial Statements and "Eleven Year Financial Summary," which are also presented in this Annual Report on Form 10-K.

FORWARD-LOOKING STATEMENTS

    This discussion, the information contained in the subsequent notes to the Consolidated Financial Statements and the information contained in Item 7A, "Quantitative and Qualitative Disclosures About Market Risk," contain certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in advertising demand; newsprint prices; interest rates; competition; regulatory rulings; adverse results from litigation; and other economic conditions; the effect of professional sports team labor strikes, lock-outs and negotiations; the effect of acquisitions, investments, divestitures and derivative transactions on the Company's results of operations and financial condition; and the Company's reliance on third-party vendors for various services. The words "believe," "expect," "anticipate," "estimate," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNIFICANT EVENTS

TIMES MIRROR ACQUISITION

    On March 13, 2000, Tribune and Times Mirror announced the signing of a definitive agreement that provided for a merger of Times Mirror into Tribune in a cash and stock transaction. Prior to the merger, Times Mirror published the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The Advocate, Greenwich Time and several smaller newspapers. The merger was effected through a two-step transaction for a total purchase price of approximately $8.3 billion, including assumption of debt.

    In the first step of the transaction, Tribune made a cash tender offer, for up to 28 million Times Mirror shares at a price of $95 per share, which expired on April 17, 2000. Through the tender offer, Tribune acquired 23.1 million Times Mirror shares for $2.2 billion, representing 39.4% of the outstanding Times Mirror common shares. Following the tender offer, Tribune gained effective control of Times Mirror and named 13 Tribune designees to Times Mirror's 27 member board of directors. Tribune began to consolidate Times Mirror's operating results starting April 17.

    Tribune completed the second step of the acquisition on June 12, 2000, following Tribune and Times Mirror shareholder approvals, through a merger of the two companies. In the merger, each remaining Times Mirror common share was converted, at the election of the shareholder, into 2.5 shares of Tribune common stock or, to the extent available, $95 in cash. The election to receive cash in the merger was available up to the balance of 28 million shares, reduced by Tribune's purchase of

23.1 million Times Mirror shares in the tender offer and Tribune's purchase of 0.2 million Times Mirror shares in the open market following the tender offer. In the merger, Tribune became obligated to pay approximately $447 million in cash for 4.7 million Times Mirror common shares at $95 per share. At Dec. 31, 2000, $426 million of this amount has been paid. Also, each remaining Times Mirror common share was converted into 2.5 shares of Tribune common stock. On June 12, 2000, Tribune issued a net 83 million common shares in exchange for a net 33.2 million Times Mirror common shares. These net amounts exclude 127 million shares of Tribune common stock, treated as treasury shares, which were exchanged for 51 million Times Mirror shares held by Times Mirror affiliates. Tribune settled 7.1 million Times Mirror stock options for $302 million in cash. In addition, approximately 6.4 million Times Mirror options were converted into 16.1 million Tribune options. Shares of Times Mirror preferred stock were converted in the merger into shares of Tribune preferred stock with similar terms.

    This transaction was accounted for as a step acquisition purchase, and the effects of both steps of the merger are included in the Dec. 31, 2000 Consolidated Financial Statements. Consolidated results of operations include 39.4% of Times Mirror's operating results for the period April 17 through June 11, 2000 and 100% after June 12. Minority interest expense of $16 million, net of tax, was recorded for the remaining 60.6% of Times Mirror that Tribune did not own during the period of April 17 through June 11, 2000.

    The total purchase price for Times Mirror was approximately $8.3 billion, which includes direct costs as well as debt and preferred stock assumed in connection with the merger. Direct costs include fees and expenses associated with the merger. The components of the total purchase price are as follows (in billions):

Cash	$3.1
Issuance of common stock and replacement options	3.4
Assumption of debt and preferred stock	1.8

Total purchase price	$8.3

    The total acquisition cost of $8.3 billion has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their respective values. A total of $5.9 billion, representing the excess of acquisition cost over the fair value of Times Mirror's net tangible assets, has been allocated to intangible assets. Identifiable intangible assets are being amortized over periods ranging from 15 to 40 years. Goodwill is being amortized over 40 years. The estimated fair value of the assets acquired and liabilities assumed of Times Mirror are as follows (in billions):

Current assets	$0.5
Property, plant and equipment	1.0
Assets held for sale	1.3
Identifiable intangible assets and goodwill	5.9
Other assets	1.5
Liabilities	(1.9)

Total purchase price	$8.3

    During the second quarter of 2000, Tribune announced its intention to sell Jeppesen, a former Times Mirror subsidiary that provides flight information services for airlines, and Times Mirror Magazines, a publisher of special interest and leisure-oriented magazines. Times Mirror had previously accounted for its AchieveGlobal subsidiary as a discontinued operation, and Tribune also announced an intention to divest this business. Accordingly, Jeppesen, Magazines and AchieveGlobal were classified as assets held for sale and their operating results were excluded from the consolidated statements of income. On Oct. 4, 2000, Jeppesen was sold to The Boeing Company for $1.5 billion in cash. On Oct. 31, 2000, AchieveGlobal was sold to the Institute for International Research for approximately $100 million in cash, and on Dec. 4, 2000, Times Mirror Magazines was sold to Time, Inc. for $475 million in cash. Approximately $35 million of interest expense was allocated to assets held for sale during 2000.

    Due to the merger with Times Mirror, Tribune's ownership interests in Classified Ventures and CareerPath.com increased to 34% and 38%, respectively, as Times Mirror also had interests in these companies. As a result, these investments are now accounted for under the equity method, and 1999 results and 2000 first quarter results have been restated to record equity losses based on the Company's pre-merger ownership interests of 17% in Classified Ventures and 18% in CareerPath.com. The restatement resulted in the Company recording additional pretax equity losses of $19 million for the fiscal year 1999 ($.04 per diluted share) and $6 million ($.01 per diluted share) for the first quarter of 2000.

    Because the Times Mirror acquisition did not involve the transfer of any broadcast station licenses, approval of the Federal Communications Commission ("FCC") was not required to complete the transaction. Under the FCC's current television/newspaper cross-ownership rule, companies are generally prohibited from owning both a newspaper and a broadcast license in the same market. The FCC's policy provides, however, that newly created television/newspaper combinations may be held until the next license renewal. License renewals for Tribune television properties affected by the Times Mirror acquisition are in years 2006 (KTLA-Los Angeles and WTIC-Hartford) and 2007 (WPIX-New York). The FCC has issued a rule review to consider modifying its cross-ownership rule. If the cross-ownership rule is not modified by the time the licenses are due for renewal, a waiver will be needed to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, Hartford and New York markets. The Company cannot predict the outcome of the FCC cross-ownership rule review.

OTHER ACQUISITIONS

    On Feb. 3, 2000, the Company acquired the remaining interest in Qwest, which owns television stations WATL-Atlanta and WNOL-New Orleans, for $107 million in cash and the conversion of notes and debt. The Company had owned a 33% equity interest and convertible debt in Qwest since it was formed in 1995. The FCC's rule changes in August 1999 permit Tribune to own both WNOL and the Company's WGNO-New Orleans television station.

    In February 1999, the Company acquired JDTV, a publisher of television listings information for the cable and satellite television industries. In March 1999, the Company acquired the assets of television station KCPQ-Seattle, with a fair value of approximately $380 million, in exchange for its WGNX-Atlanta television station and cash. In September 1999, the Company acquired the assets of television station WEWB-Albany (formerly WMHQ) for $18.5 million in cash. In November 1999, the Company acquired the assets of television station WBDC-Washington, D.C. for $125 million in cash.

    The operating results of these acquired businesses have been included in the Consolidated Financial Statements since their respective dates of acquisition.

DISCONTINUED OPERATIONS

    On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies for approximately $686 million, including the related tax benefit of $22 million. In the 2000 third quarter, the Company received $642 million in cash, and the remaining proceeds were received in January 2001. In the second quarter of 2000, Tribune recorded a one-time, after-tax loss on the sale of the education segment of approximately $96 million. The accompanying Consolidated Financial Statements reflect the education segment as a discontinued operation for all periods presented. Discontinued operations are summarized as follows (in millions):

	2000	1999	1998
Income from operations, net of tax	$10	$22	$25
Loss on disposal, net of tax benefit of $22 million and income during the holding period	(96)	—	—

Income (loss) from discontinued operations, net of tax	$(86)	$22	$25

NON-OPERATING ITEMS

    Fiscal years 2000, 1999 and 1998 included several non-operating items. Non-operating items for 2000 are summarized as follows (in millions, except per share data):

	Shares Sold	Proceeds	Pretax Gain (Loss)	Diluted EPS
Loss on change in fair values of derivatives and related investments		$—	$(101)	$(.20)
Investment write-downs		—	(108)	(.24)
Sale of Digital City and other investment		63	47.10
Sale of AOL common stock	.3	17	13.03

Total non-operating items		$80	$(149)	$(.31)

    In 2000, the Company recorded a $101 million pretax loss on the change in fair values of its derivatives and related investments. This loss resulted primarily from a $747 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $636 million decrease in the fair value of the derivative component of the Company's Exchangeable Subordinated Debentures due 2029 ("PHONES'). Also in 2000, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value 2000 in accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities." A non-cash, pretax loss of $108 million is included in "Sales of investments, net of write-downs in the consolidated statement of income. The Company also sold its Digital City investment and shares of America Online ("AOL") common stock in 2000.

    Non-operating items for 1999 are summarized as follows (in millions, except per share data):

	Shares Sold	Proceeds	Pretax Gain	Diluted EPS
Gain on change in fair values of derivatives and related investments		$—	$216	$.50
Gain on reclassification of investments		—	1,096	2.55
Sale of WGNX subsidiary		—	348.80
Sale of AOL common stock	2.0	95	95.23
Sale of other investment		4	2	—

Total non-operating items		$99	$1,757	$4.08

    In 1999, the Company recorded a pretax gain of $216 million for the change in fair values of its derivatives and related investments, and a pretax gain of $1.1 billion from reclassifying certain investments from available-for-sale to trading securities.

    In 1999, the change in fair value of the derivative component of the PHONES resulted in a pretax loss of $68 million, which was more than offset by a $299 million pretax gain resulting from the change in fair value of the related AOL trading shares since the beginning of the second quarter. The net change in the fair values of the derivative component of the PHONES and the related AOL shares resulted in a non-cash pretax gain of $231 million. The changes in the fair values of all of the Company's derivatives, net of changes in the fair values of the related shares, resulted in a pretax gain of $216 million.

    With the adoption of FAS 133, "Accounting for Derivative Instruments and Hedging Activities," in the second quarter of 1999, the 16.0 million shares of AOL common stock and the 5.5 million shares of Mattel common stock related to the Company's PHONES and Debt Exchangeable for Common Stock Securities ("DECS"), respectively, were reclassified from available-for-sale to trading securities. As a result of this change in classification, the Company was required, under the provisions of FAS 115, to recognize pretax gains totaling approximately $1.1 billion in its second quarter 1999 statement of income. These gains represented the unrealized market appreciation on these investments through the end of the 1999 first quarter. The second quarter of 1999 also included a $3 million after-tax loss, or $.01 per diluted share, representing the cumulative effect of adopting FAS 133 as of the beginning of the second quarter. This cumulative effect resulted from adjusting the DECS and AOL collar derivatives to their fair values as of March 28, 1999.

    On March 1, 1999 the Company exchanged its WGNX-Atlanta television station and cash for the assets of television station KCPQ-Seattle. The divestiture of WGNX was accounted for as a sale, and the acquisition of KCPQ was recorded as a purchase. The Company recorded the assets of KCPQ at fair market value and recognized a pretax gain of $348 million. Also in 1999, the Company sold certain investments.

    Non-operating items for 1998 are summarized as follows (in millions, except per share data):

	Shares Sold	Proceeds	Pretax Gain	Diluted EPS
Sale of WQCD subsidiary		$—	$85	$.16
Sale of AOL common stock	.6	14	14.03
Sale of The Learning Company common stock	.6	17	11.02
Other sales of investments, net of write-downs		21	9.02

Total non-operating items		$52	$119	$.23

    In 1998, the Company sold its WQCD radio station subsidiary, sold a portion of its investment portfolio and wrote down certain investments. In June 1998, the Company exchanged its WQCD radio station in New York and cash for the assets of television stations KTWB-Seattle and WXMI-Grand Rapids. The divestiture of WQCD was accounted for as a sale and the acquisition of the television stations was recorded as a purchase. The transaction resulted in a pretax gain of $85 million.

RESULTS OF OPERATIONS

    The Company's fiscal year ends on the last Sunday in December. Fiscal year 2000 comprised 53 weeks, while fiscal years 1999 and 1998 comprised 52 weeks. The effect of the additional week in 2000 on the comparative financial statements taken as a whole is not significant.

    Tribune has consolidated Times Mirror's results since the cash tender offer closed on April 17, 2000. Tribune owned 39.4% of Times Mirror from April 17 until June 11. On June 12, the merger of the two companies was completed, resulting in Tribune owning 100% of Times Mirror. Minority interest expense reflects the 60.6% of Times Mirror not owned by Tribune from April 17 through June 11.

    Beginning in 2000, operating results for the interactive segment are reported separately from publishing. Prior years' operating results have been restated for the formation of the new segment and to conform to the revised financial statement presentation. This restatement had no effect on net income.

    On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies. The accompanying Consolidated Financial Statements reflect the education segment as a discontinued operation for all periods presented. The following discussion presents results from continuing operations.

Consolidated

    The Company's consolidated operating results for 2000, 1999 and 1998 are shown in the table below. Times Mirror operating results are included beginning on April 17, 2000.

				Change
(In millions, except per share data)	2000	1999	1998	00-99		99-98
Operating revenues	$4,910	$2,882	$2,651	+	70%	+	9%
Operating profit	1,033	733	659	+	41%	+	11%
Non-operating items, net of tax and minority interest	(93)	1,068	63		*		*
Net income:
Continuing operations before cumulative effect of accounting change:
Excluding non-operating items	$403	$382	$326	+	6%	+	17%

Including non-operating items	310	1,450	389	-	79%		*
Discontinued operations	(86)	22	25		*	-	13%
Cumulative effect of accounting change, net	—	(3)	—	-	100%		*

Net income	$224	$1,469	$414	-	85%		*

Diluted earnings per share:
Continuing operations before cumulative effect of accounting change:
Excluding non-operating items	$1.30	$1.41	$1.17	-	8%	+	21%

Including non-operating items	.99	5.49	1.41	-	82%		*
Discontinued operations	(.29)	.08	.09		*	-	11%
Cumulative effect of accounting change, net	—	(.01)	—	-	100%		*

Net income	$.70	$5.56	$1.50	-	87%		*

*
Not meaningful

Earnings Per Share ("EPS")—Diluted EPS from continuing operations in 2000 was $1.30, down 8% from $1.41 in 1999, excluding non-operating items in both years and the cumulative effect of accounting change in 1999. The decrease resulted from dilution of $.27 per share from the acquisition of Times Mirror. Diluted EPS in 1999 was $1.41, up 21% from $1.17 in 1998, excluding non-operating items in both years. The increase was due to gains in the broadcasting and entertainment and publishing segments, lower net interest expense and fewer shares outstanding. In the aggregate, non-operating items decreased diluted EPS by $.31 in 2000 and increased diluted EPS by $4.08 in 1999 and $.24 in 1998. Diluted weighted average common shares outstanding increased 14% in 2000 and decreased 2% in 1999.

Operating Revenues and Profit—Consolidated operating revenues, EBITDA and operating profit by business segment were as follows:

				Change
(In millions)	2000	1999	1998	00-99		99-98
Operating revenues
Publishing	$3,403	$1,559	$1,481	+	118%	+	5%
Broadcasting and Entertainment	1,465	1,302	1,153	+	13%	+	13%
Interactive	42	21	17	+	99%	+	22%

Total operating revenues	$4,910	$2,882	$2,651	+	70%	+	9%

EBITDA(1)
Publishing	$943	$513	$476	+	84%	+	8%
Broadcasting and Entertainment	564	480	405	+	18%	+	19%
Interactive	(44)	(29)	(19)	-	54%	-	50%
Corporate expenses	(59)	(37)	(33)	-	61%	-	13%

Total EBITDA	$1,404	$927	$829	+	51%	+	12%

Operating profit
Publishing	$701	$427	$399	+	64%	+	7%
Broadcasting and Entertainment	449	378	317	+	19%	+	19%
Interactive	(53)	(32)	(22)	-	63%	-	48%
Corporate expenses	(64)	(40)	(35)	-	63%	-	11%

Total operating profit	$1,033	$733	$659	+	41%	+	11%

(1)
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

    Consolidated operating revenues increased 70%, or $2.0 billion, in 2000, mainly due to the Times Mirror acquisition and other recent acquisitions. Excluding Times Mirror, revenues increased 7% in 2000. Excluding all acquisitions and divestitures ("on a comparable basis"), revenues rose 4% due to improvements at all three segments. Revenues grew 9%, or $231 million, in 1999 as all three segments reported gains.

    Consolidated operating profit increased 41%, or $300 million, in 2000 due to increases in publishing and broadcasting and entertainment. Publishing operating profit grew 64% in 2000 primarily due to the Times Mirror acquisition. Excluding Times Mirror, publishing operating profit remained flat in 2000. Broadcasting and entertainment operating profit increased 19% in 2000 primarily from growth in television. Operating losses for interactive increased 63% as a result of the Times Mirror acquisition and higher development spending.

    Consolidated operating profit increased 11%, or $74 million, in 1999, due to increases in broadcasting and entertainment and publishing. Broadcasting and entertainment operating profit increased 19% due to significant growth in television from improvements at existing stations and the acquisition of KCPQ-Seattle. Publishing operating profit increased 7% mainly due to higher general advertising revenues, lower newsprint prices and acquisitions.

    Consolidated EBITDA increased 51%, or $477 million in 2000 as compared to 1999. The increase was principally the result of the Times Mirror acquisition. On a comparable basis, EBITDA increased

5% over the prior year, primarily due to improvements in broadcasting and entertainment offset by higher losses from interactive. For 1999, consolidated EBITDA increased 12%, or $98 million, over 1998 due to gains in broadcasting and entertainment and publishing.

Operating Expenses—Consolidated operating expenses were as follows:

				Change
(In millions)	2000	1999	1998	00-99		99-98
Cost of sales	$2,127	$1,329	$1,266	+	60%	+	5%
Selling, general and administrative	1,379	626	557	+	120%	+	12%
Depreciation and amortization of intangible assets	371	194	170	+	90%	+	14%

Total operating expenses	$3,877	$2,149	$1,993	+	80%	+	8%

    Cost of sales increased 60%, or $798 million, in 2000 principally due to the Times Mirror merger and other acquisitions. On a comparable basis, cost of sales increased 4%, or $53 million, in 2000. The growth was due to increased expenses for compensation, television news production costs, newsprint and amortization of broadcast rights. On a comparable basis, compensation expense increased 4%, or $17 million. Television news production costs were up 22%, or $17 million, from the launch of one prime-time and four morning news programs. Excluding Times Mirror, newsprint expense increased 5%, or $11 million, due to a 5% increase in average newsprint prices and a 1% increase in consumption. Broadcast rights amortization was up 2%, or $5 million.

    Cost of sales increased 5%, or $63 million, in 1999 mainly due to the 1998 and 1999 acquisitions. On a comparable basis, cost of sales rose 2%, or $25 million, mainly due to higher compensation costs, increased broadcast rights amortization expense and higher development spending, partially offset by lower newsprint expense. On a comparable basis, compensation costs increased 5%, or $22 million, mainly due to increased players' salaries at the Cubs. Broadcast rights amortization grew 7%, or $20 million, mainly due to the airing of "Friends." Development spending related to Internet activities increased $2 million. Newsprint and ink expense decreased 11%, or $26 million, as average newsprint prices declined 11% and consumption fell 1%.

    Selling, general and administrative ("SG&A") expense increased 120%, or $753 million, in 2000 as a result of the Times Mirror merger and other acquisitions. On a comparable basis, SG&A expense for 2000 increased 5%, or $27 million, mainly due to increased expenses for compensation, sales and promotion, and circulation expenses, partially offset by lower Year 2000 compliance expenses. On a comparable basis, compensation expense increased 5%, or $16 million; sales and promotion costs grew $6 million at the Company's television stations and newspapers; and circulation expenses increased 4%, or $5 million, as a result of increased other publications delivery. Year 2000 compliance expenses declined $8 million in 2000.

    Selling, general and administrative expense increased 12%, or $69 million, in 1999 partially due to acquisitions. On a comparable basis, SG&A expense grew 9%, or $48 million, primarily due to higher compensation expense and increased development costs. On a comparable basis, compensation costs rose 13%, or $34 million, partially due to increases in incentive compensation. Development spending related to Internet activities increased $12 million.

    The increase in depreciation and amortization of intangible assets in both 2000 and 1999 reflects acquisitions and capital expenditures.

Publishing

Operating Revenues and Profit—The following table presents publishing operating revenues, EBITDA and operating profit for daily newspapers and other publications/services. The latter category includes syndication of editorial products, advertising placement services, niche and weekly publications, direct mail operations, cable television news programming, distribution of entertainment listings and other publishing-related activities. Times Mirror operating results are included beginning on April 17, 2000.

				Change
(In millions)	2000	1999	1998	00-99		99-98
Operating revenues
Daily newspapers	$3,069	$1,411	$1,395	+	118%	+	1%
Other publications/services	334	148	86	+	125%	+	71%

Total	$3,403	$1,559	$1,481	+	118%	+	5%

Revenues excluding Times Mirror
Daily newspapers	$1,442	$1,411	$1,395	+	2%	+	1%
Other publications/services	158	148	86	+	7%	+	71%

Total	$1,600	$1,559	$1,481	+	3%	+	5%

EBITDA
Daily newspapers	$882	$489	$463	+	80%	+	5%
Other publications/services	61	24	13	+	151%	+	96%

Total	$943	$513	$476	+	84%	+	8%

EBITDA excluding Times Mirror
Daily newspapers	$486	$489	$463		—	+	5%
Other publications/services	27	24	13	+	9%	+	96%

Total	$513	$513	$476		—	+	8%

Operating profit
Daily newspapers	$667	$413	$392	+	62%	+	5%
Other publications/services	34	14	7	+	139%	+	124%

Total	$701	$427	$399	+	64%	+	7%

Operating profit excluding Times Mirror
Daily newspapers	$412	$413	$392		—	+	5%
Other publications/services	16	14	7	+	11%	+	124%

Total	$428	$427	$399		—	+	7%

    Publishing operating revenues increased 118%, or $1.8 billion, in 2000 principally due to the acquisition of Times Mirror and higher advertising revenues in Chicago, Fort Lauderdale, Orlando and Newport News. Excluding Times Mirror, publishing revenues were up 3%, or $41 million, with advertising revenues improving 3% for the year. In 1999, publishing operating revenues grew 5%, or $78 million, as compared to 1998 due to the acquisitions of Sun-Sentinel Community News Group and JDTV and higher advertising revenues. Advertising revenues rose 3%, or $34 million.

    Operating profit increased 64%, or $274 million, due to the acquisition of Times Mirror. On a comparable basis, publishing operating profit was flat in 2000 as higher revenues were offset by increased expenses for compensation, newsprint, circulation and promotion costs. Operating profit increased 7%, or $28 million, in 1999 over 1998 mainly due to higher national advertising revenues, lower newsprint prices and acquisitions. Excluding Times Mirror, daily newspaper operating profit margins were 28.6%, 29.2% and 28.1% in 2000, 1999 and 1998, respectively.

    Total publishing operating revenues, excluding Times Mirror, by classification, were as follows (in millions):

				Change
	2000	1999	1998	00-99		99-98
Advertising
Retail	$487	$477	$468	+	2%	+	2%
National	209	186	154	+	12%	+	21%
Classified	523	521	528		—	-	1%

Total advertising	1,219	1,184	1,150	+	3%	+	3%
Circulation	238	241	244	-	1%	-	1%
Other	143	134	87	+	8%	+	52%

Total operating revenues	$1,600	$1,559	$1,481	+	3%	+	5%

    Excluding Times Mirror, advertising revenues increased 3% to $1.2 billion in 2000. National advertising grew 12% mainly due to increased high-tech and financial advertising at Chicago, Fort Lauderdale and Orlando and higher resorts and media advertising in Chicago. Retail advertising revenues improved 2% mainly as a result of higher food and drug advertising in Chicago. Classified advertising revenues remained flat as decreases in help wanted revenues in Chicago and Orlando were offset by higher automotive advertising in Orlando and Fort Lauderdale and increased real estate advertising in Chicago and Orlando.

    Advertising revenues increased 3% in 1999. Retail advertising revenues grew 2% in 1999 mainly due to the September 1999 acquisition of Sun-Sentinel Community News Group. National advertising revenues were up 21% primarily due to increases in Chicago in the high-tech, financial and resorts categories and gains in automotive advertising in Orlando, Fort Lauderdale and Chicago. Classified advertising revenues declined 1% mainly due to declines in Chicago in the help wanted and real estate advertising categories, partially offset by improved automotive advertising, increased help wanted advertising in Fort Lauderdale, and improved real estate advertising in Orlando.

    Advertising linage, excluding Times Mirror, for 2000, 1999 and 1998 was as follows:

				Change
(In thousands)	2000	1999	1998	00-99		99-98
Full run inches
Retail	3,525	3,578	3,706	-	1%	-	3%
National	1,155	987	821	+	17%	+	20%
Classified	6,679	6,629	6,777	+	1%	-	2%

Total full run	11,359	11,194	11,304	+	1%	-	1%
Part run inches	10,134	9,797	9,897	+	3%	-	1%

Total inches	21,493	20,991	21,201	+	2%	-	1%

Preprint pieces* (in millions)	4,572	4,183	4,097	+	9%	+	2%

*
Preprint amounts have been restated to reflect pieces, rather than inches, for all periods presented.

    Excluding Times Mirror, full run advertising linage improved 1% in 2000, mainly from higher national advertising in Fort Lauderdale, Chicago and Newport News. Full run classified advertising inches were up 1% in 2000 as gains in Orlando and Newport News were partially offset by decreases in Chicago and Fort Lauderdale. Full run retail linage declined 1% in 2000 due to decreases in Chicago, Orlando and Newport News. Preprint advertising pieces were up 9% in 2000 with all four newspapers reporting gains over 1999.

    Full run retail linage declined 3% in 1999 due to decreases in Fort Lauderdale and Orlando. Full run national advertising linage was up 20% due to gains at all four newspapers. Full run classified advertising linage declined 2% due to decreases in Chicago, Fort Lauderdale and Orlando. Preprint advertising pieces were up 2% in 1999 due to improvements in Chicago, Fort Lauderdale and Newport News.

    Excluding Times Mirror, circulation revenues declined 1% in both 2000 and 1999 from lower daily and Sunday copy sales. Total average daily circulation decreased 2% in 2000 to 1,225,000 from 1,245,000 copies in 1999, and total average Sunday circulation declined 1% to 1,866,000 from 1,881,000 in 1999. Total average daily circulation decreased 2% in 1999 to 1,245,000 from 1,271,000 copies in 1998, and total average Sunday circulation declined 1% to 1,881,000 from 1,899,000 copies in 1998.

    Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Excluding Times Mirror, other revenues increased 8% in 2000 as a result of higher revenues from delivery of other publications, direct mail, commercial printing operations and advertising listings. The increase in other revenues in 1999 resulted primarily from the acquisition of JDTV in February 1999 and higher revenues from direct mail and commercial printing operations.

Operating Expenses—Publishing operating expenses increased 139%, or $1.6 billion, in 2000 primarily due to the acquisition of Times Mirror. Excluding Times Mirror, operating expenses rose 4%, or $40 million, resulting mainly from higher costs for compensation, newsprint and ink, circulation and promotion, partially offset by lower Year 2000 compliance expenses. Excluding Times Mirror, compensation expense rose 4%, or $20 million, in 2000; newsprint and ink expenses grew 5%, or $11 million, as average newsprint prices increased 5% and consumption rose 1%; and circulation and promotion expenses grew 4%, or $6 million. Year 2000 compliance costs decreased $6 million in 2000.

    Publishing operating expenses rose 5%, or $50 million, in 1999 mainly due to acquisitions. On a comparable basis, operating expenses increased 1%, or $5 million, mainly due to higher expenses for compensation, promotion and depreciation, partially offset by lower newsprint and ink expense. On a comparable basis, newsprint and ink expense decreased 11%, or $26 million, as average newsprint prices declined 11% and consumption fell 1%. Compensation expenses rose 3%, or $14 million, promotion expenses grew $7 million and depreciation expense increased $5 million in 1999.

Broadcasting and Entertainment

Operating Revenues and Profit—The following table presents broadcasting and entertainment operating revenues, EBITDA and operating profit for television, radio and entertainment/other. Entertainment/other includes Tribune Entertainment and the Chicago Cubs.

				Change
(In millions)	2000	1999	1998	00-99		99-98
Operating revenues
Television	$1,258	$1,110	$964	+	13%	+	15%
Radio	58	53	53	+	9%	+	2%
Entertainment/other	149	139	136	+	7%	+	2%

Total operating revenues	$1,465	$1,302	$1,153	+	13%	+	13%

EBITDA
Television	$534	$459	$385	+	16%	+	19%
Radio	22	18	19	+	29%	-	8%
Entertainment/other	8	3	1	+	149%	+	231%

Total EBITDA	$564	$480	$405	+	18%	+	19%

Operating profit
Television	$424	$363	$303	+	17%	+	20%
Radio	21	16	17	+	34%	-	5%
Entertainment/other	4	(1)	(3)		*	+	68%

Total operating profit	$449	$378	$317	+	19%	+	19%

*
Not meaningful

    Broadcasting and entertainment revenues rose 13%, or $163 million, in 2000 due mainly to higher television revenues. Television revenues rose 13%, or $148 million, primarily due to the acquisition of stations in Atlanta and New Orleans (February 2000), Washington, D.C. (November 1999), Albany (September 1999) and KCPQ-Seattle (acquired in exchange for WGNX-Atlanta in March 1999); and improved performances at The WB Network ("WB") affiliated stations and at WGN Superstation. Television revenues also increased due to copyright royalties of $12 million in 2000, compared with $5 million in 1999. These royalties resulted from payments by cable systems and satellite carriers for television signals they deliver to subscribers outside the stations' local markets. On a same station basis, television revenues were up 6% primarily due to improvements at the Company's WB-affiliates, led by stations in Los Angeles, New York, Dallas and Philadelphia, and the WGN Superstation. Radio revenues increased 9% in 2000 due to gains at the stations in Chicago and Denver. Entertainment/other revenues rose 7% in 2000 due to higher Cubs revenues and advertising revenues for certain syndicated shows.

    Broadcasting and entertainment revenues rose 13%, or $149 million, in 1999 primarily due to gains in television. Television revenues increased 15%, or $146 million, due to strong performance of the syndicated show "Friends" which debuted in fall 1998; improvement in WB prime-time revenue; gains at WGN Superstation; and the acquisition of stations in Grand Rapids, Seattle and Washington, D.C. Tribune acquired KCPQ-Seattle (in exchange for WGNX-Atlanta in March 1999), WBDC-Washington, D.C. (in November 1999) and KTWB-Seattle and WXMI-Grand Rapids (in exchange for Tribune's WQCD radio station in June 1998). On a same-station basis, television revenues were up 13% primarily due to improvements at the WB affiliates, led by stations in New York, Los Angeles, Boston and Chicago, and the WGN Superstation. Radio revenues increased 2% in 1999 primarily due to improvements at WGN-AM in Chicago, partially offset by the divestiture of WQCD. On a comparable basis, radio revenues improved 9%. Entertainment/other revenues increased 2% mainly due to higher revenues at the Chicago Cubs from higher attendance, increased ticket prices and higher television revenues. These increases were partially offset by lower revenues at Tribune Entertainment due to the absence of "The Geraldo Rivera Show," which ended after the 1997-1998 season.

    Operating profit for broadcasting and entertainment was up 19%, to a record $449 million in 2000, primarily due to gains in television. Television operating profit increased 17% or $61 million, mainly from the acquisitions noted above, and improvements at WB affiliates, led by stations in Los Angeles, Dallas, New York and Chicago and the WGN Superstation. On a same station basis, television operating profit increased 14%.

    Broadcasting and entertainment operating profit in 1999 grew to $378 million, up 19% from 1998, due to increases in television. Television operating profit increased 20%, or $60 million, mainly from growth at the WB affiliates, led by stations in New York, Los Angeles, Boston and Chicago, the WGN Superstation and acquisitions, partially offset by the sale of WGNX-Atlanta. On a same station basis, television operating profit improved 21%.

Operating Expenses—Broadcasting and entertainment operating expenses increased 10%, or $92 million, in 2000 mainly due to the television station acquisitions, partially offset by the sale of WGNX-Atlanta. On a comparable basis, broadcasting and entertainment operating expenses were up 3%, or $28 million, due to increased compensation costs, higher broadcast rights amortization and higher news, sales and promotion costs from the launch of one prime-time and four morning news programs. On a comparable basis, compensation costs grew 4%, or $11 million. Broadcast rights amortization increased 2%, or $5 million. News, sales and promotion costs increased 14%, or $11 million, in 2000.

    Broadcasting and entertainment operating expenses increased 11%, or $88 million, in 1999 mainly due to television station acquisitions, partially offset by the sale of WGNX-Atlanta. On a comparable basis, broadcasting and entertainment operating expenses increased 7%, or $57 million, due to higher compensation expense and increased broadcast rights amortization. On a comparable basis, compensation increased 14%, or $36 million, partially due to increased players' salaries at the Cubs and expansion of news at three television stations. Broadcast rights amortization rose 7%, or $20 million, mainly due to the airing of "Friends."

Interactive

Operating Revenues and Profit—The following table presents interactive operating revenues, EBITDA and operating loss.

				Change
(In millions)	2000	1999	1998	00-99		99-98
Operating revenues	$42	$21	$17	+	99%	+	22%
EBITDA	(44)	(29)	(19)	-	54%	-	50%
Operating loss	(53)	(32)	(22)	-	63%	-	48%

    The interactive segment's revenues are derived primarily from advertising sales. Banner and sponsorship advertising is sold to local and national customers. Classified advertising revenues are mainly derived from two sources: bundling print and online classified advertising with the Company's daily newspapers and selling online-only classified products.

    Interactive operating revenues in 2000 grew 99% to $42 million. Excluding Times Mirror and 1999 revenues related to AOL/Digital City royalties and thepavement.com, 2000 revenues increased 40% due to higher classified and banner and sponsorship revenues. As of the fourth quarter 1999, interactive stopped recording AOL/Digital City royalties as a result of Tribune's sale of its interest in Digital City to AOL in 2000. Thepavement.com was sold to BrassRing in September 1999. Interactive revenues increased 22%, or $4 million, in 1999 mainly due to higher advertising revenues.

    Interactive's 2000 operating loss increased 63% to $53 million due to losses from the newly acquired Times Mirror operations and increased development spending, partially offset by higher revenues and cost control initiatives. Operating losses for 1999 grew 48%, or $10 million, as revenue improvements were more than offset by higher costs for compensation, promotion and affiliate fees.

Operating Expenses—Interactive operating expenses include compensation, affiliate fees, promotion, amortization and depreciation. Interactive operating expenses were up 77%, or $41 million, in 2000 primarily due to the expenses of the newly acquired Times Mirror operations. In 2000, compensation expense increased $17 million, promotion expenses grew $5 million, and affiliate fees rose by $6 million from 1999. Operating expenses rose 37%, or $14 million, in 1999 mainly due to increased costs for compensation, promotion and affiliate fees. Compensation expenses grew $5 million, promotion expenses increased $3 million, and affiliates fees were up $3 million.

Equity Results

				Change
(In millions)	2000	1999	1998	00-99	99-98
Net loss on equity investments	$(79)	$(40)	$(34)	+ 98%	+ 18%

    Net loss on equity investments relates primarily to the Company's interest in various Internet-related investments and The WB Network. Net loss on equity investments totaled $79 million in 2000, up from a loss of $40 million in 1999. Due to the Times Mirror acquisition, Tribune's ownership interests in Classified Ventures and CareerPath.com increased to 34% and 38%, respectively, as Times Mirror also had interests in these companies. As a result, these investments are now accounted for under the equity method, and 1999 results have been restated to record equity losses based on the Company's pre-merger ownership interests of 17% in Classified Ventures and 18% in CareerPath.com. The restatement resulted in the Company recording additional pretax equity losses of $19 million for the fiscal year 1999. In the third quarter of 2000, Career Holdings, a new joint venture of which Tribune owns 46%, absorbed the operations of CareerPath.com and acquired Career Builder. Tribune had owned a 33% equity interest in Qwest, which owns WB affiliate television stations in Atlanta and New Orleans, until Feb. 2000, when the Company acquired the remaining interest. The increase in equity losses from 1999 was due to one-time shutdown costs of approximately $9 million for CareerPath.com; increased ownership interests in Classified Ventures and CareerPath.com; new investments in BrassRing (formed in September 1999), iBlast (formed in March 2000) and Career Holdings; and the absence of Qwest equity income.

    Equity losses increased 18%, to $40 million in 1999 from $34 million in 1998, primarily due to higher equity losses for Classified Ventures and CareerPath.com and losses from the investment in BrassRing, partially offset by improved results from The WB and Qwest.

Interest Income and Expense

				Change
(In millions)	2000	1999	1998	00-99		99-98
Interest income	$33	$47	$6	-	30%		*
Interest expense	(241)	(113)	(88)	+	113%	+	28%

Net interest expense	$(208)	$(66)	$(82)	+	216%	-	20%

*
Not meaningful

    Interest income decreased to $33 million in 2000 as a result of excess cash being used to fund the Times Mirror acquisition, pay down debt and repurchase stock. Interest income increased to $47 million in 1999 primarily due to higher cash balances and marketable securities from the investments of the PHONES proceeds.

    Interest expense increased 113% in 2000 primarily due to interest on debt used to fund the Times Mirror acquisition and the assumption of Times Mirror's existing debt. Interest expense increased 28% in 1999 primarily due to the issuance of the PHONES. Average debt levels were $4.5 billion in 2000, $2.4 billion in 1999 and $1.6 billion in 1998. Excluding the PHONES, the average debt level was $3.4 billion in 2000 and $1.5 billion in 1999. Outstanding debt was $4.1 billion at year-end 2000, $2.7 billion at year-end 1999 and $1.6 billion at year-end 1998. Excluding the PHONES, outstanding debt was $3.4 billion at year-end 2000 and $1.4 billion at year-end 1999.

Other

    Corporate expenses for 2000, 1999 and 1998 were as follows:

				Change
(In millions)	2000	1999	1998	00-99		99-98
Corporate expenses	$(64)	$(40)	$(35)	-	63%	-	11%

    Corporate expenses in 2000 grew 63% to $64 million mainly due to the Times Mirror acquisition. In 1999, corporate expenses rose 11% to $40 million primarily from higher incentive compensation expense.

    The effective tax rate, excluding non-operating items, was 44% in 2000, 39% in 1999 and 40% in 1998. The higher effective tax rate for 2000 was mainly due to non-deductible amortization related to the Times Mirror acquisition.

LIQUIDITY AND CAPITAL RESOURCES

    Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by continuing operations was $1.1 billion in 2000 and $517 million in 1999. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and stock.

    Net cash used for investments of continuing operations totaled $945 million in 2000 compared with $705 million in 1999. In 2000, the Company spent $2.8 billion in cash for Times Mirror, $112 million for other acquisitions and $225 million for investments. The Company received cash proceeds of $162 million from the sales of its investments in Digital City, AOL common stock and Target Media, a former Times Mirror investment. In September, the Company received cash proceeds of $642 million from the sale of its education segment. In the fourth quarter of 2000, the Company received after-tax cash proceeds of $1.3 billion from divesting assets held for sale, including Jeppesen ($915 million), AchieveGlobal ($100 million), and Times Mirror Magazines ($325 million). In 1999, the Company invested a portion of the PHONES proceeds in short-term and long-term marketable securities. In 2000, $345 million of these securities matured and were used to fund the Times Mirror acquisition. Capital spending totaled $302 million in 2000.

    Net cash used for financing activities was $614 million in 2000 as proceeds from the issuance of commercial paper and sales of stock to employees were more than offset by purchases of treasury stock, repayments of long-term debt and payments of dividends. In 2000, the Company issued a net $514 million of commercial paper and repaid $187 million of long-term debt. The Company repurchased 24.5 million shares of its common stock for $923 million. Of this total, 1.2 million shares were purchased for $52 million by the Tribune Stock Compensation Fund ("TSCF"). The Company established the TSCF in July 1998 to purchase common stock for the purpose of funding certain existing stock-based compensation plans. At Dec. 31, 2000, the Company had authorization to repurchase $2.0 billion of its common stock. Dividends on common and preferred shares were $140 million in 2000 and included $10 million paid by Times Mirror in June 2000. Dividends on common stock increased 11% in 2000 to $.40 per share.

    In connection with the Times Mirror acquisition, the Company purchased 28 million shares of Times Mirror common stock for $95 per share, which was funded through existing cash and the issuance of commercial paper. As of Dec. 31, 2000, the Company has 0.2 million remaining Times Mirror shares to purchase for $21 million. In connection with the merger, the Company has increased its authority to issue commercial paper and increased its existing revolving credit agreements from $1.2 billion to $2.4 billion. As of Dec. 31, 2000, no amounts were borrowed under these revolving credit agreements.

    In July 2000, the Company settled 7.1 million Times Mirror stock options for $302 million in cash and converted the remaining 6.4 million Times Mirror stock options into 16.1 million Tribune stock options.

    Capital spending for 2001 is expected to total approximately $300 million. Major projects include the Chicago Tribune's expansion of its main packaging and distribution facility; new editorial and pagination systems, and press enhancements at selected newspapers; digital equipment at selected television stations; and the implementation of a company-wide information system.

    The Company has experienced no significant operational effects from the Year 2000 transition. Year 2000 compliance expenses were $1.0 million in 2000 and totaled $17 million for the entire project.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk  All of the Company's borrowings are denominated in U.S. dollars. The Company's policy is to manage interest rate risk by issuing long-term debt and medium-term notes at fixed interest rates and short-term promissory notes.

    Information pertaining to the Company's debt at Dec. 31, 2000 is shown in the table below (in thousands).

Maturities	Fixed Rate Debt	Weighted Avg. Interest Rate	Variable Rate Debt	Weighted Avg. Interest Rate
2001(1)(2)	$445,353	6.5%	$513,605	6.6%
2002	104,134	7.1%	—	—
2003	104,894	6.8%	—	—
2004	193,056	6.5%	—	—
2005	191,796	6.2%	—	—
Thereafter(3)	2,595,607	4.8%	—	—

Total at Dec. 31, 2000	$3,634,840		$513,605

Fair Value at Dec. 31, 2000(4)	$3,628,092		$513,605

(1)
As discussed in Note 9 to the Company's Consolidated Financial Statements, medium-term notes (fixed rate debt) of $105 million, 6.65% notes of $199 million and promissory notes (variable rate debt) of $514 million scheduled to mature in 2001 were presented as maturing in 2002 for financial statement presentation because of the Company's ability and intent to refinance these securities.

(2)
Includes $78 million of 6.25% DECS related to the Company's investment in Mattel common stock and $21 million of 4.25% PEPS. At maturity, the Company intends to repay the DECS using shares of Mattel common stock. The Company will repay the PEPS with cash upon maturity on March 15, 2001. See Note 9 to the Company's Consolidated Financial Statements for further discussion.

(3)
Includes $700 million of 2% PHONES, related to the Company's investment in AOL Time Warner common stock. At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. Interest on the debentures is paid quarterly at an annual rate of 2%. The Company also records non-cash interest expense on the discounted debt component of the PHONES. See Note 9 to the Company's Consolidated Financial Statements for further discussion.

(4)
Fair value was determined based on quoted market prices for similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms. The carrying value of the Company's derivative instruments approximates fair value. The fair values of the PHONES, DECS and PEPS were determined by reference to market values resulting from trading on a national securities exchange.

    Information pertaining to the Company's debt at Dec. 26, 1999 is shown in the table below (in thousands).

Maturities	Fixed Rate Debt	Weighted Avg. Interest Rate	Variable Rate Debt	Weighted Avg. Interest Rate
2000(1)	$79,946	6.8%	—	—
2001(2)	217,276	6.7%	—	—
2002	92,852	7.1%	—	—
2003	92,787	6.7%	—	—
2004	180,007	6.4%	—	—
Thereafter(3)	2,061,651	3.7%	—	—

Total at Dec. 26, 1999	$2,724,519

Fair Value at Dec. 26, 1999(4)	$2,654,529

(1)
Medium-term notes of $50 million scheduled to mature in 2000 were presented as maturing in 2001 for financial statement presentation because of the Company's ability and intent to refinance these securities.

(2)
Includes $81 million of 6.25% DECS, related to the Company's investment in Mattel common stock. At maturity, the Company intends to repay the DECS using shares of Mattel common stock. See Note 9 to the Company's Consolidated Financial Statements for further discussion.

(3)
Includes $1.3 billion of 2% PHONES, related to the Company's investment in AOL Time Warner common stock. At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. Interest on the debentures is paid quarterly at an annual rate of 2%. The Company also records non-cash interest expense on the discounted debt component of the PHONES. See Note 9 to the Company's Consolidated Financial Statements for further discussion.

(4)
Fair value was determined based on quoted market prices for similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms. The carrying value of the Company's derivative instruments approximates fair value. The fair values of the PHONES and DECS are determined by reference to market values resulting from trading on a national securities exchange.

Equity Price Risk

Available-For-Sale Securities.  The Company has common stock investments in several publicly traded companies that are subject to market price volatility. Except for 16.7 million shares of AOL Time Warner common stock and 5.5 million shares of Mattel common stock (see discussion below), these investments are classified as available-for-sale securities and are recorded in the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in the accumulated other comprehensive income component of shareholders' equity.

2000  The following analysis presents the hypothetical change at Dec. 31, 2000 in the fair value of the Company's common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock's price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price					Valuation of Investments Assuming Indicated Increase in Each Stock's Price
				Dec. 31, 2000 Fair Value
(In thousands)	-30%	-20%	-10%			+10%	+20%	+30%
Common stock investments in public companies	$168,700	$192,800	$216,900	$241,000	(1)	$265,100	$289,200	$313,300

(1)
Includes approximately six million shares of AOL Time Warner common stock valued at $196,700. Excludes 16.7 million shares of AOL Time Warner common stock and 5.5 million shares of Mattel common stock. See discussion below in "Derivatives and Related Trading Securities."

    During the last 12 quarters, market price movements caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in ten of the quarters, by 20% or more in seven of the quarters and by 30% or more in six of the quarters.

1999  The following analysis presents the hypothetical change at Dec. 26, 1999 in the fair value of the Company's common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock's price. This analysis excludes two million shares of AOL common stock related to a one-year hedge transaction. The AOL collar locked in the value of these shares within the price range of $46-$53 per share.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price					Valuation of Investments Assuming Indicated Increase in Each Stock's Price
				Dec. 26, 1999 Fair Value
(In thousands)	-30%	-20%	-10%			+10%	+20%	+30%
Common stock investments in public companies	$374,500	$428,000	$481,500	$535,000	(1)	$588,500	$642,000	$695,500

(1)
Includes approximately four million shares of AOL common stock valued at $323,200. Excludes 16.0 million shares of AOL common stock and 5.5 million shares of Mattel common stock. See discussion below in "Derivatives and Related Trading Securities."

    During the last 12 quarters, market price movements caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in ten of the quarters, by 20% or more in seven of the quarters and by 30% or more in six of the quarters.

Derivatives and Related Trading Securities  The Company has issued 8.0 million PHONES indexed to the value of its investment in 16.0 million shares of AOL Time Warner common stock and 4.6 million DECS indexed to the value of its investment in 5.5 million shares of Mattel common stock (see Notes 8 and 9 to the Company's Consolidated Financial Statements). Beginning in the second quarter of 1999, these investments in AOL Time Warner and Mattel stock are classified as trading securities, and changes in their fair values, net of the changes in the fair values of the related derivative components of the PHONES and the DECS, are recorded in the statement of income.

    At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. At Dec. 31, 2000, the PHONES fair value was $700 million. Since the issuance of the PHONES in April 1999, changes in the fair value of the PHONES have partially offset changes in the fair value of the related AOL Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES and the related AOL Time Warner shares.

    At maturity, the DECS will be repaid using shares of Mattel common stock or, at the Company's option, the cash equivalent thereof. The number of Mattel shares due at maturity, or the cash equivalent thereof, is based on the fair market value of the Mattel common stock, adjusted using a predetermined formula that allocates a portion of the appreciation, if any, to the Company. Holders of the DECS bear the full risk of a decline in the value of Mattel common stock. The fair value of the DECS was $78 million at Dec. 31, 2000. Since the issuance of the DECS in August 1998, changes in the fair value of the DECS have substantially offset changes in the fair value of the related Mattel shares. There may be periods with significant non-cash increases or decreases to the Company's net income pertaining to the DECS and the related Mattel shares.

    In connection with the Times Mirror acquisition, the Company assumed Times Mirror's obligations under the Premium Equity Participating Securities ("PEPS"), which are related to an investment in 0.7 million AOL Time Warner shares. The Company accounts for the PEPS and the related AOL shares under the provisions of FAS 133. The 0.7 million AOL shares are classified as trading securities, and changes in their fair value, net of the changes in the fair value of the derivative component of the PEPS, are recorded in the statement of income. The fair value of the PEPS was approximately $21 million at Dec. 31, 2000. The PEPS mature on March 15, 2001 and will be repaid with cash. The amount paid at maturity is based on the fair market value of AOL Time Warner common stock, adjusted using a predetermined formula. See Note 9 to the Consolidated Financial Statements for further discussion.

2000  The following analysis presents the hypothetical change at Dec. 31, 2000 in the fair value of the Company's 16.0 million and 0.7 million shares of AOL Time Warner common stock related to the PHONES and the PEPS, respectively, and 5.5 million shares of Mattel common stock related to the DECS assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock's price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price				Valuation of Investments Assuming Indicated Increase in Each Stock's Price
				Dec. 31, 2000 Fair Value
(In thousands)	-30%	-20%	-10%		+10%	+20%	+30%
AOL Time Warner common stock	$406,161	$464,184	$522,207	$580,230	$638,253	$696,276	$754,299
Mattel common stock	55,796	63,767	71,738	79,709	87,680	95,651	103,622

    During the last 12 quarters, market price movements have caused the fair value of the Company's 16.7 million shares in AOL Time Warner common stock to change by 10% or more in nine of the quarters, by 20% or more in six of the quarters and by 30% or more in five of the quarters. For the Company's 5.5 million shares in Mattel common stock, market price movements have caused the fair value to change by 10% or more in eleven of the quarters, by 20% or more in five of the quarters and by 30% or more in three of the quarters.

1999  The following analysis presents the hypothetical change at Dec. 26, 1999 in the fair value of the Company's 16.0 million shares of AOL Time Warner common stock related to the PHONES and 5.5 million shares of Mattel common stock related to the DECS assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock's price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price				Valuation of Investments Assuming Indicated Increase in Each Stock's Price
				Dec. 26, 1999 Fair Value
(In thousands)	-30%	-20%	-10%		+10%	+20%	+30%
AOL Time Warner common stock	$912,800	$1,043,200	$1,173,600	$1,304,000	$1,434,400	$1,564,800	$1,695,200
Mattel common stock	49,508	56,580	63,653	70,725	77,798	84,870	91,943

    During the last 12 quarters, market price movements have caused the fair value of the Company's 16.0 million shares in AOL Time Warner common stock to change by 10% or more in ten of the quarters, by 20% or more in eight of the quarters and by 30% or more in five of the quarters. For the Company's 5.5 million shares in Mattel common stock, market price movements have caused the fair value to change by 10% or more in ten of the quarters, by 20% or more in five of the quarters and by 30% or more in four of the quarters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Page
Report of Independent Accountants on Consolidated Financial Statements	40
Consolidated Statements of Income for each of the three fiscal years in the period ended December 31, 2000	41
Consolidated Balance Sheets at December 31, 2000 and December 26, 1999	42-43
Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended December 31, 2000	44-45
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended December 31, 2000	46
Notes to Consolidated Financial Statements	47
Financial Statement Schedule for each of the three fiscal years in the period ended December 31, 2000	81
Schedule II Valuation and qualifying accounts and reserves. *
*
All other schedules required under Regulation S-X are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Tribune Company:

    In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tribune Company and its subsidiaries at December 31, 2000 and December 26, 1999, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2000 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
January 26, 2001

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

	Year Ended
	Dec. 31, 2000	Dec. 26, 1999	Dec. 27, 1998
Operating Revenues
Publishing
Advertising	$2,689,304	$1,184,779	$1,150,073
Circulation	531,267	241,258	243,842
Other	182,457	133,155	87,409

Total	3,403,028	1,559,192	1,481,324
Broadcasting and Entertainment	1,465,553	1,302,058	1,153,006
Interactive	41,782	21,034	17,249

Total operating revenues	4,910,363	2,882,284	2,651,579
Operating Expenses
Cost of sales (exclusive of items shown below)	2,127,352	1,328,893	1,265,787
Selling, general and administrative	1,379,373	625,914	556,561
Depreciation	191,465	122,721	110,642
Amortization of intangible assets	179,162	71,914	59,532

Total operating expenses	3,877,352	2,149,442	1,992,522

Operating Profit	1,033,011	732,842	659,057
Net loss on equity investments (Note 2)	(79,374)	(40,083)	(33,980)
Interest income	33,124	47,436	6,112
Interest expense	(240,708)	(113,031)	(88,451)
Gain (loss) on change in fair values of derivatives and related investments	(100,965)	215,876	—
Gain (loss) on sales of subsidiaries and investments, net of write-downs	(48,001)	444,927	119,119
Gain on reclassification of investments	—	1,095,976	—

Income From Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect of Change in Accounting Principle	597,087	2,383,943	661,857
Income taxes	(270,351)	(933,981)	(272,660)
Minority interest expense, net of tax (Note 2)	(16,335)	—	—

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	310,401	1,449,962	389,197
Income (loss) from discontinued operations, net of tax (Note 3)	(86,015)	21,807	25,075

Income Before Cumulative Effect of Change in Accounting Principle	224,386	1,471,769	414,272
Cumulative effect of change in accounting principle, net of tax (Note 2)	—	(3,060)	—

Net Income	224,386	1,468,709	414,272
Preferred dividends, net of tax	(22,984)	(18,639)	(18,782)

Net Income Attributable to Common Shares	$201,402	$1,450,070	$395,490

Earnings Per Share (Note 1)
Basic:
Continuing operations before cumulative effect of change in accounting principle	$1.06	$6.03	$1.53
Discontinued operations	(.32)	.09	.10
Cumulative effect of accounting change, net	—	(.01)	—

Net income	$.74	$6.11	$1.63

Diluted:
Continuing operations before cumulative effect of change in accounting principle	$.99	$5.49	$1.41
Discontinued operations	(.29)	.08	.09
Cumulative effect of accounting change, net	—	(.01)	—

Net income	$.70	$5.56	$1.50

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)

	Dec. 31, 2000	Dec. 26, 1999
Assets
Current Assets
Cash and cash equivalents	$115,788	$631,018
Short-term investments	79,709	435,770
Accounts receivable (less allowances of $60,348 and $37,744)	813,739	524,443
Inventories	51,332	23,530
Broadcast rights	268,176	253,129
Deferred income taxes	120,116	73,365
Prepaid expenses and other	42,306	16,275

Total current assets	1,491,166	1,957,530
Properties
Machinery, equipment and furniture	1,895,155	1,183,791
Buildings and leasehold improvements	750,491	383,661

	2,645,646	1,567,452
Accumulated depreciation	(1,180,906)	(1,055,300)

	1,464,740	512,152
Land	117,109	97,341
Construction in progress	161,998	69,879

Net properties	1,743,847	679,372
Other Assets
Broadcast rights	278,630	192,070
Net assets of discontinued operations	—	690,941
Intangible assets (less accumulated amortization of $566,414 and $386,283)	8,496,782	2,616,688
AOL Time Warner stock related to PHONES debt	556,800	1,304,000
Other investments	1,084,439	1,154,969
Prepaid pension costs	803,100	48,108
Other	221,448	96,369

Total other assets	11,441,199	6,103,145

Total assets	$14,676,212	$8,740,047

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)

	Dec. 31, 2000	Dec. 26, 1999
Liabilities and Shareholders' Equity
Current Liabilities
Long-term debt due within one year	$141,404	$30,446
Accounts payable	298,175	153,256
Employee compensation and benefits	231,684	110,203
Contracts payable for broadcast rights	271,510	276,307
Deferred income	90,421	62,737
Income taxes	129,954	24,140
Other	286,076	158,405

Total current liabilities	1,449,224	815,494
Long-Term Debt
PHONES debt related to AOL Time Warner stock	700,000	1,328,480
Other long-term debt (less portions due within one year)	3,307,041	1,365,593
Other Non-Current Liabilities
Deferred income taxes	2,146,416	1,186,272
Contracts payable for broadcast rights	390,657	269,698
Deferred compensation and benefits	329,509	108,015
Other obligations	467,449	207,878

Total other non-current liabilities	3,334,031	1,771,863
Commitments and Contingent Liabilities (Note 12)	—	—
Shareholders' Equity
Series B convertible preferred stock (without par value) Authorized: 1,600,000 shares; Issued and outstanding: 1,212,834 shares in 2000 and 1,282,665 shares in 1999 (liquidation value $220 per share)	265,790	281,093
Series C convertible preferred stock Authorized: 900,000 shares; Issued and outstanding: 88,519 shares (net of 354,077 treasury shares) (liquidation value $500 per share)	44,284	—
Series D-1 convertible preferred stock Authorized: 400,000 shares; Issued and outstanding: 76,194 shares (net of 304,778 treasury shares) (liquidation value $500 per share)	38,097	—
Series D-2 convertible preferred stock Authorized: 300,000 shares; Issued and outstanding: 49,020 shares (net of 196,080 treasury shares) (liquidation value $500 per share)	24,510	—
Common stock ($0.01 par value in 2000, without par value in 1999) Authorized: 1,400,000,000 shares; 536,886,513 shares issued in 2000 and 327,086,632 shares issued in 1999	3,116	1,018
Additional paid-in capital	8,190,811	136,108
Retained earnings	4,278,464	4,184,037
Treasury common stock (at cost) 236,727,470 shares in 2000 and 88,071,818 shares in 1999	(6,970,703)	(1,430,900)
Treasury common stock held by Tribune Stock Compensation Fund (at cost) 641,094 shares in 2000 and 1,223,384 shares in 1999	(26,707)	(61,909)
Unearned compensation related to ESOP	(97,517)	(127,595)
Accumulated other comprehensive income	135,771	476,765

Total shareholders' equity	5,885,916	3,458,617

Total liabilities and shareholders' equity	$14,676,212	$8,740,047

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except per share data)

				Convertible Preferred Stock
		Retained Earnings	Accumulated Other Comprehensive Income
	Total			Series B	Series C(1)	Series D-1(1)	Series D-2(1)
Balance at Dec. 28, 1997	$1,826,004	$2,506,292	$161,641	$303,864	—	—	—
Comprehensive income:
Net income	414,272	414,272	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	475,168	—	475,168	—	—	—	—
Change in foreign currency translation adj., net	(5,603)	—	(5,603)	—	—	—	—

Comprehensive income	883,837	—	—	—	—	—	—
Dividends declared:
Common ($.34 per share)	(82,426)	(82,426)	—	—	—	—	—
Series B preferred ($17.05 per share)	(22,812)	(22,812)	—	—	—	—	—
Tax benefit on dividends paid to the ESOP(2)	4,148	4,148	—	—	—	—	—
Redemptions of convertible preferred stock	—	—	—	(10,661)	—	—	—
Shares issued under option and stock plans	133,652	—	—	—	—	—	—
Shares tendered as payment for options exercised	(87,523)	—	—	—	—	—	—
Purchases of treasury stock	(330,148)	—	—	—	—	—	—
Repayment of ESOP debt	31,885	—	—	—	—	—	—

Balance at Dec. 27, 1998	2,356,617	2,819,474	631,206	293,203	—	—	—
Comprehensive income:
Net income	1,468,709	1,468,709	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	(153,940)	—	(153,940)	—	—	—	—
Change in foreign currency translation adj., net	(501)	—	(501)	—	—	—	—

Comprehensive income	1,314,268	—	—	—	—	—	—
Dividends declared:
Common ($.36 per share)	(85,625)	(85,625)	—	—	—	—	—
Series B preferred ($17.05 per share)	(21,910)	(21,910)	—	—	—	—	—
Tax benefit on dividends paid to the ESOP(2)	3,389	3,389	—	—	—	—	—
Redemptions of convertible preferred stock	—	—	—	(12,110)	—	—	—
Shares issued under option and stock plans	254,087	—	—	—	—	—	—
Shares tendered as payment for options exercised	(200,127)	—	—	—	—	—	—
Shares issued for acquisition of subsidiary	13,615	—	—	—	—	—	—
Purchases of treasury stock	(204,597)	—	—	—	—	—	—
Repayment of ESOP debt	28,900	—	—	—	—	—	—

Balance at Dec. 26, 1999	3,458,617	4,184,037	476,765	281,093	—	—	—
Comprehensive income:
Net income	224,386	224,386	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	(354,981)	—	(354,981)	—	—	—	—
Change in foreign currency translation adj., net	6,104	—	6,104	—	—	—	—
Change in interest rate swaps, net	8,569	—	8,569	—	—	—	—
Change in minimum pension liability, net	(686)	—	(686)	—	—	—	—

Comprehensive income	(116,608)	—	—	—	—	—	—
Dividends declared:
Common ($.40 per share)	(107,085)	(107,085)	—	—	—	—	—
Series B preferred ($17.05 per share)	(20,702)	(20,702)	—	—	—	—	—
Series C, D-1 and D-2 preferred	(4,821)	(4,821)	—	—	—	—	—
Tax benefit on dividends paid to the ESOP(2)	2,649	2,649	—	—	—	—	—
Redemptions of convertible preferred stock	—	—	—	(15,303)	—	—	—
Shares issued for Times Mirror acquisition	8,207,047	—	—	—	44,284	38,097	24,510
Shares issued under option and stock plans	144,361	—	—	—	—	—	—
Shares held by Times Mirror affiliates at acquisition	(4,703,459)	—	—	—	—	—	—
Shares tendered as payment for options exercised	(81,062)	—	—	—	—	—	—
Purchases of treasury stock	(923,099)	—	—	—	—	—	—
Repayment of ESOP debt	30,078	—	—	—	—	—	—

Balance at Dec. 31, 2000	$5,885,916	$4,278,464	$135,771	$265,790	$44,284	$38,097	$24,510

(1)
Amounts are net of treasury stock.
(2)
Excludes the tax benefit on allocated preferred shares held by the ESOP, which was credited to income tax expense.

See Notes to Consolidated Financial Statements.

Common Stock and Additional Paid-In Capital		Treasury Common Stock		Treasury Common Stock Held by Tribune Stock Compensation Fund
Amount (at cost)	Shares	Amount (at cost)	Shares	Amount (at cost)	Shares	Unearned Compensation (ESOP)
$202,419	327,087	$(1,159,832)	(82,026)	—	—	$(188,380)

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
(477)	—	11,138	778	—	—	—
8,550	—	39,736	3,343	85,366	2,594	—
—	—	(44,543)	(1,344)	(42,980)	(1,307)	—
—	—	(261,160)	(9,006)	(68,988)	(2,115)	—
—	—	—	—	—	—	31,885

210,492	327,087	(1,414,661)	(88,255)	(26,602)	(828)	(156,495)

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
(2,122)	—	14,232	884	—	—	—
(78,315)	—	—	—	332,402	8,192	—
—	—	—	—	(200,127)	(4,699)	—
7,071	—	6,544	417	—	—	—
—	—	(37,015)	(1,118)	(167,582)	(3,888)	—
—	—	—	—	—	—	28,900

137,126	327,087	(1,430,900)	(88,072)	(61,909)	(1,223)	(127,595)

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
(3,015)	—	18,318	1,117	—	—	—
8,100,156	209,800	—	—	—	—	—
(40,340)	—	15,984	813	168,717	4,241	—
—	—	(4,703,459)	(127,255)	—	—	—
—	—	—	—	(81,062)	(2,456)	—
—	—	(870,646)	(23,331)	(52,453)	(1,203)	—
—	—	—	—	—	—	30,078

$8,193,927	536,887	$(6,970,703)	(236,728)	$(26,707)	(641)	$(97,517)

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Year Ended
	Dec. 31, 2000	Dec. 26, 1999	Dec. 27, 1998
Operations
Income from continuing operations, net of cumulative effect of change in accounting principle	$310,401	$1,446,902	$389,197
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Loss (gain) on change in fair values of derivatives and related investments	100,965	(215,876)	—
Loss (gain) on sales of subsidiaries and investments, net of write-downs	48,001	(444,927)	(119,119)
Minority interest expense, net of tax	16,335	—	—
Gain on reclassification of investments	—	(1,095,976)	—
Cumulative effect of accounting change, net of tax	—	3,060	—
Depreciation and amortization of intangible assets	370,627	194,635	170,174
Net loss on equity investments	79,374	40,083	33,980
Deferred income taxes	(43,972)	711,872	25,384
Changes in working capital items excluding effects from acquisitions:
Accounts receivable	23,155	(87,837)	(33,690)
Inventories, prepaid expenses and other current assets	27,850	(3,308)	(2,891)
Accounts payable, employee compensation and benefits, deferred income and accrued liabilities	(20,401)	(25,712)	22,203
Income taxes	122,714	(49,412)	42,844
Change in broadcast rights, net of liabilities	7,778	5,528	(1,072)
Other, net	50,540	38,169	(64)

Net cash provided by continuing operations	1,093,367	517,201	526,946
Net cash provided by assets held for sale and discontinued operations	10,607	42,393	16,990

Net cash provided by operations	1,103,974	559,594	543,936

Investments
Capital expenditures	(302,471)	(125,578)	(128,800)
Acquisition of Times Mirror, net of cash acquired (excluding stock issued)	(2,793,052)	—	—
Other acquisitions (excluding stock issued)	(111,723)	(189,473)	(98,436)
Investments	(224,700)	(211,590)	(40,245)
Net maturities (purchases) of marketable securities	344,541	(344,541)	—
Proceeds from sale of discontinued operations, net of tax	642,253	—	—
Proceeds from sales of assets held for sale, net of tax	1,340,000	—	—
Proceeds from sales of investments and subsidiaries	161,751	98,595	51,585
Net (increase) decrease in advances to investee	(162)	51,908	(52,244)
Other, net	(1,139)	16,168	(7,801)

Net cash used for investments of continuing operations	(944,702)	(704,511)	(275,941)
Net cash used for investments of assets held for sale and discontinued operations	(60,270)	(29,575)	(71,226)

Net cash used for investments	(1,004,972)	(734,086)	(347,167)

Financing
Net proceeds from issuance of PHONES debt	—	1,230,880	—
Proceeds from issuance of other long-term debt	513,605	—	469,878
Repayments of long-term debt	(187,445)	(183,020)	(335,723)
Sales of common stock to employees, net	122,497	53,960	46,129
Purchases of treasury common stock	(870,646)	(37,015)	(261,160)
Purchases of treasury common stock by Tribune Stock Compensation Fund	(52,453)	(167,582)	(68,988)
Dividends	(139,790)	(104,146)	(101,090)

Net cash provided by (used for) financing of continuing operations	(614,232)	793,077	(250,954)

Net Increase (Decrease) in Cash and Cash Equivalents	(515,230)	618,585	(54,185)
Cash and cash equivalents, beginning of year	631,018	12,433	66,618

Cash and cash equivalents, end of year	$115,788	$631,018	$12,433

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

The significant accounting policies of Tribune Company and subsidiaries (the "Company"), as summarized below, conform with accounting principles generally accepted in the United States and reflect practices appropriate to the businesses in which they operate.

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year—The Company's fiscal year ends on the last Sunday in December. Fiscal year 2000 comprised 53 weeks. Fiscal years 1999 and 1998 comprised 52 weeks. The effect of the additional week in 2000 on the comparisons of the financial statements taken as a whole is not significant.

Principles of Consolidation—The Consolidated Financial Statements include the accounts of Tribune Company and all majority-owned subsidiaries. In general, investments comprising 20 to 50 percent of the voting stock of companies and certain partnership interests are accounted for using the equity method. All other investments are generally accounted for using the cost method. All significant intercompany transactions are eliminated.

Presentation—Certain prior year financial information has been reclassified or restated to conform to the current year presentation, including the reclassification of prior year data to reflect the Company's interactive operations as a separate business segment. The Consolidated Financial Statements reflect the education segment as a discontinued operation for all periods presented. Financial information presented in the notes to the Consolidated Financial Statements exclude discontinued operations, except where noted. The Company also restated 1999 and first quarter 2000 results to record equity losses for Classified Ventures and CareerPath.com as the Company's interests in these investments increased due to the merger with The Times Mirror Company ("Times Mirror"). See Note 2 for further discussion.

Revenue Recognition—The Company's primary sources of revenue are from the sales of advertising space in published issues of its newspapers; newspapers to distributors and individual subscribers; and air time on its television stations. Newspaper advertising revenue is recorded, net of agency commissions, when advertisements are published in newspapers. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Broadcast revenue is recorded, net of agency commissions, when commercials are aired.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents—Cash and cash equivalents are stated at cost, which approximates market value. Investments with maturities of three months or less at the time of purchase are considered to be cash equivalents.

Short-Term Investments—At Dec. 31, 2000, short-term investments included 5.5 million shares of Mattel common stock with a fair value of $79.7 million. These shares are related to the Company's Debt Exchangeable for Common Stock Securities ("DECS") and are further discussed in Note 9. At Dec. 26, 1999, short-term investments included corporate bonds and notes, medium-term notes, certificates of deposit, commercial paper, municipal bonds and U.S. Treasury notes. The securities were classified as held-to-maturity and were recorded at cost. At Dec. 26, 1999, short-term investments also included 2.0 million shares of America Online ("AOL") common stock with a fair value of $163 million. These AOL shares were related to a collar transaction that expired during 2000. In January 2001, AOL and Time Warner Inc. completed their merger. The new company is named AOL

Time Warner. References in this report to AOL Time Warner share and per share data reflect all stock splits that have occurred through Dec. 31, 2000.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis for newsprint and on the first-in, first-out ("FIFO") or average basis for all other inventories.

Broadcast Rights—Broadcast rights consist principally of rights to broadcast syndicated programs, sports and feature films and are stated at the lower of cost or estimated net realizable value. The total cost of these rights is recorded as an asset and a liability when the program becomes available for broadcast. Syndicated program rights that have limited showings are generally amortized using an accelerated method as programs are aired. Sports and feature films rights are amortized using the straight-line method. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year.

Properties—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the properties' estimated useful lives, ranging from three to 40 years.

Intangible Assets—Intangible assets primarily represent the excess of cost over the fair market value of tangible net assets acquired. The excess cost related to net assets acquired since 1971 is being amortized on a straight-line basis over various periods. These periods range from five to 40 years for goodwill (with the majority being amortized over 40 years), 40 years for Federal Communications Commission ("FCC") licenses, 40 years for network affiliation agreements and from four to 40 years for other intangible assets. Intangible assets of $23.5 million related to pre-1971 acquisitions are not being amortized as the Company believes there has been no diminution of value. The Company evaluates, on an on-going basis, the carrying values of all intangible assets in relation to the projected future undiscounted cash flows of the related businesses to determine whether impairment exists. Adjustments to net realizable value are made as needed; no such adjustments to intangible assets were required in the periods presented.

Investments—The Company records its investments in debt and equity securities at fair value, except for debt securities that the Company intends to hold to maturity and equity securities that are accounted for under the equity method or that are issued by private companies. Except for 16.7 million AOL Time Warner shares and 5.5 million Mattel shares (see "Derivative Instruments" below), all other investments are classified as available-for-sale, and accordingly, the difference between cost and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income component of shareholders' equity. The cost of securities sold is determined on an average cost basis.

Derivative Instruments—The Company adopted Statement of Financial Accounting Standards ("FAS") No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of the beginning of the 1999 second quarter. FAS 133 requires all derivative instruments to be recorded in the balance sheet at fair value. Changes in the fair value of derivative instruments are either recognized periodically in income or shareholders' equity as a component of comprehensive income, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The provisions of FAS 133 affect the Company's accounting for its 8.0 million Exchangeable Subordinated Debentures due 2029 ("PHONES"), 4.6 million DECS and 0.4 million Premium Equity Participating Securities ("PEPS"); these instruments are discussed in Note 9.

    Under the provisions of FAS 133, the initial values of the PHONES and the DECS were each split into a debt component and a derivative component. Changes in the fair values of the derivative component of the PHONES and DECS are recorded in the statement of income. Beginning in the second quarter of 1999, changes in the fair values of the related 16.0 million AOL Time Warner shares and 5.5 million Mattel shares are recorded in the statement of income and should at least partially offset changes in the fair values of the derivative component of the PHONES and the DECS, respectively. However, there have been and may continue to be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES, DECS and the related AOL Time Warner and Mattel shares.

    In connection with the Times Mirror acquisition, the Company assumed Times Mirror's 0.4 million PEPS and a related investment in 0.7 million AOL Time Warner shares. The 0.7 million AOL Time Warner shares are classified as trading securities, and changes in their fair value, net of changes in the fair value of the related derivative component of the PEPS, are recorded in the statement of income.

    In the first quarter of 1999, the Company entered into a one-year hedge transaction ("AOL collar") with respect to 2.0 million shares of its AOL common stock investment. The AOL collar locked in the value of these shares within the price range of $46-$53 per share and settled in equal installments in each quarter of 2000. The 2.0 million shares of AOL common stock related to the collar were classified as available-for-sale securities, with the unrealized gain or loss on these shares reported in the accumulated other comprehensive income component of shareholders' equity. Changes in the time value of the AOL collar were recorded in the Company's statement of income.

    The carrying value of the Company's derivative instruments approximates fair value. The fair values of the PHONES, DECS and PEPS are determined by reference to market values resulting from trading on a national securities exchange.

    The Company assumed several interest rate swap agreements in connection with the Times Mirror acquisition. The interest rate swaps are used to manage exposure to market risk associated with changes in interest rates. The change in fair value of these swap agreements is recorded in the accumulated other comprehensive income component of shareholders' equity.

Pension Plans—Retirement benefits are provided to employees through pension plans sponsored either by the Company or by unions. Under the Company-sponsored plans, pension benefits are primarily a function of both the years of service and the level of compensation for a specified number of years, depending on the plan. It is the Company's policy to fund the minimum for Company-sponsored pension plans as required by ERISA. Contributions made to union-sponsored plans are based upon collective bargaining agreements.

Postretirement Benefits Other than Pensions—The Company provides certain health care and life insurance benefits for retired employees. The expected cost of providing these benefits is accrued over the years that the employees render services. It is the Company's policy to fund postretirement benefits as claims are incurred.

Stock-Based Compensation—The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations. Under APB 25, no compensation expense is recorded because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant. Disclosures required under FAS 123, "Accounting for Stock-Based Compensation," are provided in Note 16.

Income Taxes—The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred income taxes are provided in recognition of the temporary differences.

Comprehensive Income—Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. Other comprehensive income includes primarily gains and losses on marketable securities classified as available-for-sale.

Earnings Per Share ("EPS")—Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the assumption that the Series B convertible preferred shares held by the Company's Employee Stock Ownership Plan ("ESOP," see Note 16) and the Liquid Yield Option Notes ("LYONs," see Note 9) are converted into common shares. The LYONs debt securities were assumed in the Times Mirror acquisition and are included in the calculation beginning on June 12, 2000 (see Note 2). Weighted average common shares outstanding is adjusted for the dilutive effect of stock options. The Company's Series C, D-1 and D-2 convertible preferred stocks are not included in the calculation of diluted EPS because their effects are antidilutive. The computations of basic and diluted EPS were as follows (in thousands, except per share data):

	2000	1999	1998
Basic EPS:
Net income	$224,386	$1,468,709	$414,272
Preferred dividends, net of tax	(22,984)	(18,639)	(18,782)

Net income attributable to common shares	$201,402	$1,450,070	$395,490
Weighted average common shares outstanding	271,951	237,367	242,428

Basic EPS	$0.74	$6.11	$1.63

Diluted EPS:
Net income	$224,386	$1,468,709	$414,272
Additional ESOP contribution required assuming Series B preferred shares were converted, net of tax	(11,404)	(12,251)	(12,720)
Dividends on Series C, D-1 and D-2 preferred stock	(4,821)	—	—
LYONs interest expense, net of tax	3,268	—	—
Minority interest adjustment, net of tax	(318)	—	—

Adjusted net income	$211,111	$1,456,458	$401,552

Weighted average common shares outstanding	271,951	237,367	242,428
Assumed conversion of Series B preferred shares into common shares	19,405	20,523	21,384
Assumed exercise of stock options, net of common shares assumed repurchased with the proceeds	4,396	3,929	3,112
Assumed conversion of LYONs debt securities	3,979	—	—

Adjusted weighted average common shares outstanding	299,731	261,819	266,924

Diluted EPS	$0.70	$5.56	$1.50

NOTE 2: CHANGES IN OPERATIONS AND NON-OPERATING ITEMS

Times Mirror Acquisition—On March 13, 2000, Tribune and Times Mirror announced the signing of a definitive agreement that provided for a merger of Times Mirror into Tribune in a cash and stock transaction. Prior to the merger, Times Mirror published the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The Advocate, Greenwich Time and several smaller newspapers. The merger was effected through a two-step transaction for a total purchase price of approximately $8.3 billion, including assumption of debt.

    In the first step of the transaction, Tribune made a cash tender offer, for up to 28 million Times Mirror shares at a price of $95 per share, which expired on April 17, 2000. Through the tender offer, Tribune acquired 23.1 million Times Mirror shares for $2.2 billion, representing 39.4% of the outstanding Times Mirror common shares. Following the tender offer, Tribune gained effective control of Times Mirror and named 13 Tribune designees to Times Mirror's 27 member board of directors. Tribune began to consolidate Times Mirror's operating results starting April 17.

    Tribune completed the second step of the acquisition on June 12, 2000, following Tribune and Times Mirror shareholder approvals, through a merger of the two companies. In the merger, each remaining Times Mirror common share was converted, at the election of the shareholder, into 2.5 shares of Tribune common stock or, to the extent available, $95 in cash. The election to receive cash in the merger was available up to the balance of 28 million shares, reduced by Tribune's purchase of 23.1 million Times Mirror shares in the tender offer and Tribune's purchase of 0.2 million Times Mirror shares in the open market following the tender offer. In the merger, Tribune became obligated to pay approximately $447 million in cash for 4.7 million Times Mirror common shares at $95 per share. At Dec. 31, 2000, $426 million of this amount has been paid. Each remaining Times Mirror common share was converted into 2.5 shares of Tribune common stock. On June 12, 2000, Tribune issued a net 83 million common shares in exchange for a net 33.2 million Times Mirror common shares. These net amounts exclude 127 million shares of Tribune common stock, treated as treasury shares, which were exchanged for 51 million Times Mirror shares held by Times Mirror affiliates. Tribune settled 7.1 million Times Mirror stock options for $302 million in cash. In addition, approximately 6.4 million Times Mirror options were converted into 16.1 million Tribune options. Shares of Times Mirror preferred stock were converted in the merger into shares of Tribune preferred stock with similar terms.

    This transaction was accounted for as a step acquisition purchase, and the effects of both steps of the merger are included in the Dec. 31, 2000 Consolidated Financial Statements. Consolidated results of operations include 39.4% of Times Mirror's operating results for the period April 17 through June 11, 2000 and 100% after June 12. Minority interest expense of $16 million, net of tax, was recorded for the remaining 60.6% of Times Mirror that Tribune did not own during the period of April 17 through June 11, 2000.

    The total purchase price for Times Mirror was approximately $8.3 billion, which includes direct costs as well as debt and preferred stock assumed in connection with the merger. Direct costs include fees and expenses associated with the merger. The components of the total purchase price are as follows (in billions):

Cash	$3.1
Issuance of common stock and replacement options	3.4
Assumption of debt and preferred stock	1.8

Total purchase price	$8.3

    The total acquisition cost of $8.3 billion has been allocated to the assets acquired and liabilities assumed based on preliminary estimates of their respective values. A total of $5.9 billion, representing the excess of acquisition cost over the estimated fair value of Times Mirror's net tangible assets, has been allocated to intangible assets. Identifiable intangible assets are being amortized over periods ranging from 15 to 40 years. Goodwill is being amortized over 40 years. The estimated fair value of the assets acquired and liabilities assumed of Times Mirror are as follows (in billions):

Current assets	$0.5
Property, plant and equipment	1.0
Assets held for sale, net of tax	1.3
Identifiable intangible assets and goodwill	5.9
Other assets	1.5
Liabilities	(1.9)

Total purchase price	$8.3

    During the second quarter of 2000, Tribune announced its intention to sell Jeppesen, a former Times Mirror subsidiary that provides flight information services for airlines, and Times Mirror Magazines, a publisher of special interest and leisure-oriented magazines. Times Mirror had previously accounted for its AchieveGlobal subsidiary as a discontinued operation, and Tribune also announced an intention to divest this business. Accordingly, Jeppesen, Magazines and AchieveGlobal were classified as assets held for sale and their operating results were excluded from the consolidated statements of income. On Oct. 4, 2000, Jeppesen was sold to The Boeing Company for $1.5 billion in cash. On Oct. 31, 2000, AchieveGlobal was sold to the Institute for International Research for approximately $100 million in cash, and on Dec. 4, 2000, Times Mirror Magazines was sold to Time, Inc. for $475 million in cash. Approximately $35 million of interest expense was allocated to assets held for sale during 2000.

    Due to the merger with Times Mirror, Tribune's ownership interests in Classified Ventures and CareerPath.com increased to 34% and 38%, respectively, as Times Mirror also had interests in these companies. As a result, these investments are now accounted for under the equity method, and 1999 results and 2000 first quarter results have been restated to record equity losses based on the Company's pre-merger ownership interests of 17% in Classified Ventures and 18% in CareerPath.com. The restatement resulted in the Company recording additional pretax equity losses of $19 million for fiscal year 1999 ($.04 per diluted share) and $6 million ($.01 per diluted share) for the first quarter of 2000.

    Because the Times Mirror acquisition did not involve the transfer of any broadcast station licenses, approval of the FCC was not required to complete the transaction. Under the FCC's current television/newspaper cross-ownership rule, companies are generally prohibited from owning both a newspaper and a broadcast license in the same market. The FCC's policy provides, however, that newly created television/newspaper combinations may be held until the next license renewal. License renewals for Tribune television properties affected by the Times Mirror acquisition are in years 2006 (KTLA-Los Angeles and WTIC-Hartford) and 2007 (WPIX-New York). The FCC has issued a rule review to consider modifying its cross-ownership rule. If the cross-ownership rule is not modified by the time the licenses are due for renewal, a waiver will be needed to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, Hartford and New York markets. The Company cannot predict the outcome of the FCC cross-ownership rule review.

Other Acquisitions—The Company also completed other acquisitions totaling approximately $214 million in 2000, $203 million in 1999 and $98 million in 1998 for cash and other consideration. These acquisitions were accounted for as purchases. Accordingly, the results of these operations are included in the consolidated statements of income since their respective dates of acquisition.

    On Feb. 3, 2000, the Company acquired the remaining interest in Qwest, which owns television stations WATL-Atlanta and WNOL-New Orleans, for $107 million in cash and the conversion of notes and debt. The Company had owned a 33% equity interest and convertible debt in Qwest since it was formed in 1995. The FCC's rule changes in August 1999 permit Tribune to own both WNOL and the Company's WGNO-New Orleans television station.

    In February 1999, the Company acquired JDTV, a publisher of television listings information to the cable and satellite television industries. In March 1999, the Company acquired the assets of television station KCPQ-Seattle, with a fair value of approximately $380 million, in exchange for its WGNX-Atlanta television station and cash. In September 1999, the Company acquired the assets of television station WEWB-Albany (formerly WMHQ) for $18.5 million in cash. In November 1999, the Company acquired the assets of television station WBDC-Washington, D.C. for $125 million in cash.

    In June 1998, the Company acquired the assets of television stations KTWB-Seattle and WXMI-Grand Rapids, with a fair value of approximately $179 million, in exchange for its WQCD-New York radio station and cash. In September 1998, the Company purchased Sun-Sentinel Community News Group (formerly South Florida Newspaper Network), a publisher of weekly newspapers in South Florida.

Supplemental Cash Flow Information—Information for acquisitions made in 2000, 1999 and 1998 is summarized in the table below (in thousands):

	2000	1999	1998
Fair value of assets acquired(1)	$10,325,056	$240,500	$122,562
Liabilities assumed and stock issued	(7,420,281)	(51,027)	(24,126)

Net cash paid	$2,904,775	$189,473	$98,436

(1)
Includes intangible assets, net of acquisition-related deferred taxes.

    Cash paid for interest and income taxes in 2000, 1999 and 1998 is summarized below (in thousands):

	2000	1999	1998
Interest (net of amounts capitalized)	$214,364	$105,489	$87,320
Income taxes	$732,277	$220,444	$155,730

    In the fourth quarter of 2000, the Company made tax payments of approximately $400 million related to assets held for sale.

Non-Operating Items—Fiscal years 2000, 1999 and 1998 included several non-operating items. Non-operating items for 2000 are summarized as follows (in thousands, except per share data):

	Shares Sold	Proceeds	Pretax Gain (Loss)	Diluted EPS
Loss on change in fair values of derivatives and related investments		$—	$(100,965)	$(.20)
Investment write-downs		—	(107,505)	(.24)
Sale of Digital City and other investment		63,501	46,493.10
Sale of AOL common stock	297	16,970	13,011.03

Total non-operating items		$80,471	$(148,966)	$(.31)

    In 2000, the Company recorded a $101 million pretax loss on the change in fair values of its derivatives and related investments. This loss resulted primarily from a $747 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $636 million decrease in the fair value of the derivative component of the Company's PHONES. Also in 2000, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value in accordance with FAS 115, "Accounting for Certain Investments in Debt and Equity Securities." A non-cash, pretax loss of $108 million is included in "Sales of investments, net of write-downs" in the consolidated statement of income. The Company also sold its Digital City investment and shares of AOL common stock.

    Non-operating items for 1999 are summarized as follows (in thousands, except per share data):

	Shares Sold	Proceeds	Pretax Gain	Diluted EPS
Gain on change in fair values of derivatives and related investments		$—	$215,876	$.50
Gain on reclassification of investments		—	1,095,976	2.55
Sale of WGNX subsidiary		—	348,041.80
Sale of AOL common stock	2,000	94,995	94,840.23
Sale of other investment		3,600	2,046	—

Total non-operating items		$98,595	$1,756,779	$4.08

    In 1999, the Company recorded a pretax gain of $216 million for the change in fair values of its derivatives and related investments, and a pretax gain of $1.1 billion from reclassifying certain investments from available-for-sale to trading securities.

    In 1999, the change in fair value of the derivative component of the PHONES resulted in a pretax loss of $68 million, which was more than offset by a $299 million pretax gain resulting from the change in fair value of the related AOL trading shares since the beginning of the second quarter. The net change in the fair values of the derivative component of the PHONES and the related AOL shares resulted in a non-cash pretax gain of $231 million. The changes in the fair values of all of the Company's derivatives, net of changes in the fair values of the related shares, resulted in a pretax gain of $216 million.

    With the adoption of FAS 133 in the second quarter of 1999, the 16.0 million shares of AOL common stock and the 5.5 million shares of Mattel common stock related to the Company's PHONES and DECS, respectively, were reclassified from available-for-sale to trading securities. As a result of this change in classification, the Company was required, under the provisions of FAS 115, to recognize pretax gains totaling approximately $1.1 billion in its second quarter 1999 statement of income. These gains represented the unrealized market appreciation on these investments through the end of the 1999 first quarter. The second quarter of 1999 also included a $3 million after-tax loss, or $.01 per diluted share, representing the cumulative effect of adopting FAS 133 as of the beginning of the second quarter. This cumulative effect resulted from adjusting the DECS and AOL collar derivatives to their fair values as of March 28, 1999.

    On March 1, 1999 the Company exchanged its WGNX-Atlanta television station and cash for the assets of television station KCPQ-Seattle. The divestiture of WGNX was accounted for as a sale, and the acquisition of KCPQ was recorded as a purchase. The Company recorded the assets of KCPQ at fair market value and recognized a pretax gain of $348 million. Also in 1999, the Company sold certain investments.

    Non-operating items for 1998 are summarized as follows (in thousands, except per share data):

	Shares Sold	Proceeds	Pretax Gain	Diluted EPS
Sale of WQCD subsidiary		$—	$85,168	$.16
Sale of AOL common stock	600	13,949	13,902.03
Sale of The Learning Company common stock	611	16,552	11,128.02
Other sales of investments, net of write-downs		21,084	8,921.02

Total non-operating items		$51,585	$119,119	$.23

    In 1998, the Company sold its WQCD radio station subsidiary, sold a portion of its investment portfolio and wrote down certain investments. In June 1998, the Company exchanged its WQCD radio station in New York and cash for the assets of television stations KTWB-Seattle and WXMI-Grand Rapids. The divestiture of WQCD was accounted for as a sale and the acquisition of the television stations was recorded as a purchase. The transaction resulted in a pretax gain of $85 million.

NOTE 3: DISCONTINUED OPERATIONS

    On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies for approximately $686 million, including the related tax benefit of $22 million. In the 2000 third quarter, the Company received $642 million in cash, and the remaining proceeds were received in January 2001. In the second quarter of 2000, Tribune recorded a one-time, after-tax loss on the sale of the education segment of approximately $96 million. The accompanying Consolidated Financial Statements reflect the education segment as a discontinued operation for all periods presented. Discontinued operations are summarized as follows (in thousands):

	2000	1999	1998
Income from operations, net of tax	$9,743	$21,807	$25,075
Loss on disposal, net of tax benefit of $22 million and income during the holding period	(95,758)	—	—

Income (loss) from discontinued operations, net of tax	$(86,015)	$21,807	$25,075

    Education reported operating revenues of $170 million for the first half of 2000, $340 million for fiscal year 1999 and $329 million for fiscal year 1998.

NOTE 4: PRO FORMA INFORMATION

    The following table presents the unaudited pro forma results of operations of the Company for fiscal years 2000 and 1999 as if the Times Mirror acquisition, the sale of the education segment and the other acquisitions and disposition discussed in Notes 2 and 3 had occurred at the beginning the earliest year presented. The pro forma results may not be indicative of the results that would have been reported if the transactions had actually occurred at the beginning of each year presented, or of results that may be attained in the future. The following unaudited pro forma results do not reflect any synergies anticipated by the Company as a result of the acquisitions (in thousands, except per share data).

	2000		1999
	As Reported	Pro Forma	As Reported	Pro Forma
Operating revenues	$4,910,363	$5,680,101	$2,882,284	$5,481,788
Income from continuing operations before cumulative effect of change in accounting principle	$310,401	$333,566	$1,449,962	$1,461,013
Net income	$224,386	$333,566	$1,468,709	$1,457,953
Basic EPS	$0.74	$1.00	$6.11	$4.63
Diluted EPS	$0.70	$0.94	$5.56	$4.19

    On Sept. 3, 1999, Times Mirror completed a recapitalization which resulted in the formation of a new limited liability company, TMCT II, LLC (see Note 7). The pro forma effect of this transaction on net interest expense, equity income, income taxes, preferred dividends and weighted average shares outstanding is included above.

NOTE 5: INVENTORIES

    Inventories consisted of the following (in thousands):

	Dec. 31, 2000	Dec. 26, 1999
Newsprint (at LIFO)	$41,345	$17,465
Supplies and other	9,987	6,065

Total inventories	$51,332	$23,530

    Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $10.2 million at Dec. 31, 2000 and $7.5 million at Dec. 26, 1999.

NOTE 6: INTANGIBLE ASSETS

    Intangible assets consisted of the following (in thousands):

	Dec. 31, 2000	Dec. 26, 1999
Goodwill and other	$7,926,272	$2,056,084
FCC licenses and network affiliation agreements	1,136,924	946,887

Total intangible assets	9,063,196	3,002,971
Less accumulated amortization	(566,414)	(386,283)

Net intangible assets	$8,496,782	$2,616,688

NOTE 7: TMCT I AND TMCT II

    In connection with the Times Mirror acquisition, the Company acquired investments in TMCT I and TMCT II.

TMCT I—In 1997, Times Mirror completed a transaction involving agreements with its largest shareholders, Chandler Trust No. 1 and Chandler Trust No. 2 (collectively, the "Chandler Trusts"), which resulted in the formation of a new limited liability company, TMCT, LLC ("TMCT I"). As a result of the Company's acquisition of Times Mirror, the Chandler Trusts became significant shareholders of the Company.

    At Dec. 31, 2000, the assets of TMCT I included 12.5 million shares of the Company's common stock and 442,596 shares of the Company's Series C preferred stock (collectively, "TMCT I Shares"); eight real properties ("Real Properties") with an aggregate net book value of $195.5 million; and fixed income investments of $192.9 million, equity investments of $45.3 million and cash and cash equivalents of $8.4 million (collectively "TMCT I Portfolio"). The Real Properties were contributed to TMCT I by Times Mirror and are being leased by the Company from TMCT I. The lease is being accounted for as a capital lease. Accordingly, the Real Properties are included in the Company's consolidated balance sheet and continue to be depreciated, and the lease obligation is included as a property financing obligation in the Company's outstanding debt obligations (see Note 9). At Aug. 8, 2009, the end of the lease term, the Company has the option to purchase all of the Real Properties for their fair market value. If the Real Properties are not purchased by the Company, they will remain the assets of TMCT I and may, as provided for under the terms of the lease agreement, be leased by the Company at a fair value rent. The lease provides for two additional 12-year lease terms with fair value purchase options at the end of each lease term.

    The Company and the Chandler Trusts share in the cash flow of the various assets held by TMCT I. The cash flow from the Real Properties and the TMCT I Portfolio is largely allocated to the Chandler Trusts, while the cash flow from the TMCT I Shares is largely allocated to the Company. Due to the allocations of the economic benefits in TMCT I, for financial reporting purposes 80% of the TMCT I Shares are included in treasury stock, 80% of the preferred stock dividends on the Series C preferred stock are excluded from preferred stock dividends and 80% of the dividends on the common stock are effectively eliminated. The Company accounts for its investment in the TMCT I Portfolio under the equity method. From April 17, 2000 through Dec. 31, 2000, the Company recognized equity income of $2.4 million related to this investment.

TMCT II—During the third quarter of 1999, Times Mirror completed a second transaction involving agreements with the Chandler Trusts, resulting in the formation of a new limited liability company, TMCT II, LLC ("TMCT II").

    At Dec. 31, 2000, the assets of TMCT II included 38.9 million shares of the Company's common stock, 380,972 shares of the Company's Series D-1 preferred stock and 245,100 shares of the Company's Series D-2 preferred stock (collectively "TMCT II Shares"); $600.0 million preferred units issued by operating partnerships of eight unrelated real estate investment trusts ("REIT Interests"); $139.6 million of fixed income investments; $55.7 million of equity investments; $246.5 million of private equity investments and $168.3 million of cash and cash equivalents (collectively, "TMCT II Portfolio"). TMCT II may invest a total of $560.0 million in venture capital or private equity investments. TMCT II recognizes unrealized losses on its venture capital and private equity investments and defers the recognition of unrealized gains on these investments until realized.

    The Company and the Chandler Trusts share in the cash flow of the various assets held by TMCT II. The cash flow from the REIT Interests and the TMCT II Portfolio is largely allocated to the Chandler Trusts. The cash flow from the TMCT II Shares is largely allocated to the Company. Due to the allocations of the economic benefits in TMCT II for financial reporting purposes 80% of the TMCT II Shares are included in treasury stock, 80% of the preferred stock dividends on the Series D-1 and D-2 preferred stock are excluded from preferred stock dividends and 80% of the dividends on the common stock are effectively eliminated. The Company accounts for its investments in the REIT Interests and the TMCT II Portfolio under the equity method. From April 17, 2000 through Dec. 31, 2000, the Company recognized $10.3 million of equity income related to these investments.

    For financial reporting purposes, the following number of shares held by TMCT I and TMCT II have been included as treasury stock and are excluded from EPS calculations: 41.1 million shares of common stock; 354,077 of Series C preferred stock; 304,778 shares of Series D-1 preferred stock; and 196,080 shares of Series D-2 preferred stock.

NOTE 8: INVESTMENTS

    Investments consisted of the following (in thousands):

	Dec. 31, 2000	Dec. 26, 1999
Short-term marketable securities	$—	$272,770
Mattel stock related to DECS	79,709	70,725
AOL stock related to collar	—	163,000
AOL Time Warner stock related to PHONES debt	556,800	1,304,000
Long-term marketable securities	—	71,771
Other cost method investments	414,930	611,563
Equity investments in TMCT I and TMCT II	332,609	—
Other equity method investments	287,971	170,256
Debt securities	48,929	230,654

Total investments	$1,720,948	$2,894,739

    Short-term and long-term marketable securities included corporate bonds and notes, medium-term notes, certificates of deposit, commercial paper, municipal bonds and U.S. Treasury notes. The securities were classified as held-to-maturity and were recorded at cost.

    In 1998, the Company issued 4.6 million DECS, indexed to the value of 5.5 million shares of Mattel common stock. The DECS are scheduled to mature on Aug. 15, 2001; the Company intends to repay the DECS using shares of Mattel common stock (see Notes 1 and 9).

    In the first quarter of 1999, the Company entered into a one-year hedge transaction, the AOL collar, with respect to 2.0 million shares of its AOL common stock investment. During 2000, all of the AOL shares under the AOL collar settled. The Company sold 297,000 shares and kept 1.7 million shares. The sale of the 297,000 AOL shares resulted in a pretax gain of $13.0 million.

    In April 1999, the Company issued 8.0 million PHONES, indexed to the value of 16.0 million shares of AOL Time Warner common stock (see Notes 1 and 9).

    At Dec. 31, 2000, the Company's investments included primarily the cost method investments in public companies and equity method investments in private companies shown in the table below:

Cost Method Investments		Equity Method Investments
Public Companies	% Owned	Private Companies	% Owned

AOL Time Warner(1)	0.9%	BrassRing	24%
APAC Customer Service	4.4%	CareerBuilder	46%
At Home	0.8%	Central Florida News 13	50%
24/7 Media	1.6%	Classified Ventures	34%
Hollywood Media	9.4%	iBlast	25%
iVillage	2.5%	TMCT I(3)	20%
Lightspan	3.9%	TMCT II(3)	20%
Mattel(2)	1.2%	TV Food Network	29%
Peapod	9.2%	The WB Television Network	25%

(1)
Consists of 22.3 million shares, which include 16.0 million shares related to the PHONES and 0.7 million shares related to the PEPS.
(2)
Consists of 5.5 million shares related to the DECS.
(3)
See Note 7 for further discussion.

    In December 2000, the Company concluded that the decline in the value of certain public and private investments was other than temporary and wrote down the investments to fair market value in accordance with FAS 115. A non-cash, pretax loss of $108 million is included in "Sales of investments, net of write-downs" in the 2000 consolidated statement of income (see Note 2).

    For investments classified as available-for-sale and recorded at fair value under FAS 115, the aggregate cost basis, unrealized gain and fair value were as follows (in thousands):

	Dec. 31, 2000			Dec. 26, 1999
	Cost Basis	Unrealized Gain	Fair Value	Cost Basis	Unrealized Gain	Fair Value
Marketable equity securities	$33,586	$208,967	$242,553	$18,199	$517,114	$535,313
Debt securities	48,929	—	48,929	74,615	156,039	230,654
AOL stock related to collar	—	—	—	154	162,846	163,000

    The difference between cost and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income component of shareholders' equity and amounted to a net gain of $127.9 million at Dec. 31, 2000 and $482.9 million at Dec. 26, 1999. The cost bases of the investments in the table above are net of write-downs recorded in the consolidated statements of income.

NOTE 9: LONG-TERM DEBT

    Long-term debt consisted of the following (in thousands):

	Dec. 31, 2000	Dec. 26, 1999
Promissory notes, weighted average interest rate of 6.6%	$513,605	$—
Medium-term notes, weighted average interest rate of 6.2%, due 2000-2008	1,036,615	1,086,115
8.4% guaranteed ESOP notes, due 2000-2003	97,517	127,595
6.25% DECS, due 2001	78,488	81,075
4.25% PEPS, due 2001	20,736	—
6.25% notes due 2026, putable to the Company at par in 2001	100,000	100,000
6.65% notes due 2001, net of unamortized discount of $551	199,449	—
Property financing obligation, effective interest rate of 7.7%, expiring 2009 (see Note 7)	121,153	—
7.45% notes due 2009, net of unamortized discount of $6,351	393,649	—
7.25% debentures due 2013, net of unamortized discount of $7,517	140,698	—
LYONs due 2017, net of unamortized discount of $217,498	281,602	—
7.5% debentures due 2023, net of unamortized discount of $5,372	93,378	—
6.61% debentures due 2027, net of unamortized discount of $8,315	241,685	—
7.25% debentures due 2096, net of unamortized discount of $19,242	128,758	—
Other notes and obligations	1,112	1,254

Total debt excluding PHONES	3,448,445	1,396,039
Less portions due within one year	(141,404)	(30,446)

Long-term debt excluding PHONES	3,307,041	1,365,593
2% PHONES debt related to AOL Time Warner stock, due 2029	700,000	1,328,480

Total long-term debt	$4,007,041	$2,694,073

Medium-Term Notes—The Company has issued all of its $200 million Series B, $500 million Series C and $500 million Series D medium-term notes. Notes issued under these programs generally have maturities from three to 30 years and may not be redeemed by the Company prior to maturity. As part of the Series D medium-term note program, the Company sold $100 million of 6.25% notes in 1996 that mature in 2026. These notes may be put back to the Company in 2001 at 100% of the principal amount, plus accrued interest. In 1998, the Company began offering up to $500 million of its Series E medium-term notes, of which $464 million were issued and outstanding as of Dec. 31, 2000. These notes have maturities from three to 10 years and may not be redeemed by the Company prior to maturity. The Company issued $128.5 million of DECS in 1998 as part of the Series E medium-term note program. In 1998, the Company's registration statement for $500 million of Series F medium-term notes was declared effective by the Securities and Exchange Commission. No Series F medium-term notes have been issued.

ESOP Notes—The notes issued by the Company's ESOP are unconditionally guaranteed by the Company as to payment of principal and interest (see Note 16). Therefore, the unpaid balance of these borrowings is reflected in the accompanying consolidated balance sheets as long-term debt. An amount equivalent to the unpaid balance of these borrowings, representing unearned employee compensation, is recorded as a reduction of shareholders' equity.

Debt Exchangeable for Common Stock Securities ("DECS")—In 1998, the Company issued 4.6 million of DECS with a principal amount of approximately $128.5 million related to its investment in The Learning Company common stock. In 1999, Mattel acquired The Learning Company. On their Aug. 15, 2001 maturity date, the DECS will be repaid using shares of Mattel common stock or, at the Company's option, the cash equivalent thereof. The number of Mattel shares due at maturity, or the cash equivalent thereof, is based on the fair market value of the Mattel common stock, adjusted using a predetermined formula that allocates a portion of the appreciation, if any, to the Company. Holders of the DECS bear the full risk of a decline in the value of Mattel common stock. The Company intends to repay the DECS using shares of Mattel common stock. The maturity value of the DECS obligation will move in accordance with changes in the fair market value of Mattel common stock, except for the appreciation that is allocable to the Company. At Dec. 31, 2000, the maturity value of the DECS, based on the fair market value of Mattel common stock of $14.44 per share, was $79.7 million. Prior to the second quarter of 1999, the DECS were recorded at maturity value. The difference between the DECS face value and maturity value, net of related tax effects, was recorded in the accumulated other comprehensive income component of shareholders' equity and amounted to a net gain of $6.1 million at Dec. 27, 1998. Upon adoption of FAS 133 in the second quarter of 1999, the DECS were bifurcated into a debt component and a derivative component. Changes in the fair value of the derivative component of the DECS are recorded in the statement of income.

Premium Equity Participating Securities ("PEPS")—The PEPS, which the Company assumed in connection with the Times Mirror merger, are related to an investment in 0.7 million shares of AOL Time Warner common stock. Holders of the PEPS bear the full risk of a decline in the value of AOL Time Warner. Under the provisions of FAS 133, the PEPS consist of a debt component and a derivative component. Changes in the fair value of the derivative component of the PEPS are recorded in the statement of income. The PEPS mature on March 15, 2001. The amount to be paid at maturity with respect to each PEPS equals 1.8 times the average market price of one share of AOL Time Warner common stock for the ten trading days ending on the second business day prior to March 15, 2001, subject to adjustment as a result of certain dilution events involving AOL Time Warner.

Interest Rate Swaps—The Company currently holds two interest rate swap agreements assumed in connection with the Times Mirror merger. These swap agreements effectively convert fixed rate debt to variable rate obligations based on LIBOR. One swap agreement for $200 million is associated with the 6.65% notes, which mature in October 2001. The other swap agreement is for $100 million and is associated with the 7.5% debentures which mature in 2023. Changes in the fair value of these interest rate swap agreements are included in the other comprehensive income component of shareholders' equity.

6.61% Debentures—In connection with the Times Mirror acquisition, the Company assumed $250.0 million of 6.61% Debentures due Sept. 15, 2027 ("Debentures") with interest payable semiannually commencing March 15, 1998. The Debentures are redeemable at the option of the Company, in whole or in part, at any time after Sept. 15, 2004 at a redemption price equal to the greater of (a) 100% of the principal amount or (b) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date. The Debentures may be put to the Company on Sept. 15, 2004 at 100% of face value plus accrued interest.

Liquid Yield Options Notes ("LYONs")—The LYONs are zero coupon subordinated notes with an aggregate face value of $500 million and yield to maturity of 3.5%. Each LYON has a $1,000 face value and is convertible at the option of the holder at any time prior to maturity. If conversion is elected, the Company will, at its option, deliver (a) 14.57 shares of common stock per LYON or (b) cash equal to the market value of such shares. On or after April 15, 2002, the LYONs may be redeemed at any time by the Company for cash equal to the issuance price plus accrued original discount through the date of redemption. In addition, each LYON may be redeemed for cash at the option of the holder on April 15, 2002, 2007 or 2012. The cash payable for each LYON at these redemption dates is approximately $495, $625 and $791, respectively, which is equal to the issuance price plus accrued original discount through the date of redemption.

Exchangeable Subordinated Debentures due 2029 ("PHONES")—In 1999, the Company issued 8.0 million PHONES for an aggregate principal amount of approximately $1.3 billion (see Note 1). The principal amount equaled the value of 16.0 million shares of AOL common stock at the closing price of $78.50 per share on April 7, 1999. At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. At Dec. 31, 2000, the maturity value of the PHONES was approximately $1.3 billion. Under the provisions of FAS 133, the PHONES consist of a discounted debt component and a derivative component. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. Interest on the debentures is paid quarterly at an annual rate of 2%. The Company also records non-cash interest expense on the discounted debt component of the PHONES.

Other—The Company intends to refinance $514 million of commercial paper, $105 million of medium-term notes, and $199 million of 6.65% notes, scheduled to mature by Dec. 31, 2001, and has the ability to do so on a long-term basis through existing revolving credit agreements. Accordingly, these notes were classified as long-term and treated as maturing in fiscal year 2002. At Dec. 31, 2000, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $2.4 billion, extending to Dec. 31, 2001. No amounts were borrowed under these revolving credit agreements at Dec. 31, 2000. These agreements contain various interest rate options and provide for annual fees based on a percentage of the commitment. Such fees totaled approximately $1.0 million in 2000, 1999 and 1998. Certain debt agreements limit the amount of secured debt the Company can incur without equally and ratably securing additional borrowings under those agreements.

Maturities—Debt at Dec. 31, 2000, matures as shown below (in thousands):

2001	$141,404
2002	921,688
2003	104,894
2004	193,056
2005	191,796
Thereafter	2,595,607

Total	$4,148,445

NOTE 10: CONTRACTS PAYABLE FOR BROADCAST RIGHTS

    Contracts payable for broadcast rights are classified as current or long-term liabilities in accordance with the payment terms of the contracts. Required payments under contractual agreements for broadcast rights recorded at Dec. 31, 2000 are shown in the table below (in thousands):

2001	$271,510
2002	198,101
2003	118,064
2004	47,266
2005	22,961
Thereafter	4,265

Total	$662,167

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

    Estimated fair values and carrying amounts of the Company's financial instruments were as follows (in thousands):

	Dec. 31, 2000		Dec. 26, 1999
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cost method investments	$1,054,960	$1,051,439	$2,505,068	$2,493,829
Debt securities	48,929	48,929	230,654	230,654
Debt	4,141,697	4,148,445	2,654,529	2,724,519
Contracts payable for broadcast rights	614,807	662,167	517,433	546,005

    The following methods and assumptions were used to estimate the fair value of each category of financial instruments.

Cost Method Investments and Debt Securities—Cost method investments in public companies and debt securities were recorded at fair value in the consolidated balance sheets (see Notes 1 and 8). Cost method investments in private companies were recorded at cost, and fair value was generally estimated based on prices recently paid for shares in those companies. Investments in marketable securities are recorded at cost and fair value was based on quoted market prices.

Debt—Fair value was determined based on quoted market prices for similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms. The carrying value of the Company's PHONES, DECS and PEPS approximates fair value, which is determined by reference to market values resulting from trading on a national securities exchange.

Contracts Payable for Broadcast Rights—Fair value was estimated using the discounted cash flow method.

NOTE 12: COMMITMENTS AND CONTINGENCIES

    The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not included in the financial statements. These commitments totaled $396 million at Dec. 31, 2000. Payments for broadcast rights generally commence when the programs become available for broadcast.

    The Company had commitments totaling $238 million at Dec. 31, 2000 related to the purchase of inventory, property, plant and equipment and talent contracts. The Company leases certain equipment and office and production space under various operating leases. Lease expense for 2000, 1999 and 1998 was $55.9 million, $27.8 million and $26.1 million, respectively. The table below presents the future minimum lease payments to be made under non-cancelable operating leases at Dec. 31, 2000 (in thousands):

2001	$55,795
2002	50,679
2003	44,346
2004	39,031
2005	32,851
Thereafter	98,313

Total	$321,015

    The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies. The Company does not believe that any of the matters or proceedings presently pending will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

NOTE 13: INCOME TAXES

    The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to income taxes reported in the consolidated statements of income (in thousands):

	2000	1999	1998
Income from continuing operations before income taxes, minority interest and accounting change	$597,087	$2,383,943	$661,857

Federal income taxes at 35%	$208,980	$834,380	$231,650
State and local income taxes, net of federal tax benefit	29,196	94,486	37,290
Amortization of intangibles	33,848	11,263	6,934
Other	(1,673)	(6,148)	(3,214)

Income taxes reported	$270,351	$933,981	$272,660

Effective tax rate	45.3%	39.2%	41.2%

    Components of income tax expense charged to income were as follows (in thousands):

	2000	1999	1998
Currently payable:
U.S. federal	$306,452	$252,535	$198,418
State and local	52,635	47,778	52,662

Sub-total	359,087	300,313	251,080
Deferred:
U.S. federal	(75,372)	536,084	17,171
State and local	(13,364)	97,584	4,409

Sub-total	(88,736)	633,668	21,580

Total	$270,351	$933,981	$272,660

    Significant components of the Company's net deferred tax liabilities were as follows (in thousands):

	Dec. 31, 2000	Dec. 26, 1999
Net properties	$208,319	$44,687
Net intangible assets	1,164,425	386,251
Pensions	304,814	6,727
Investments	613,189	828,690
Other future taxable items	54,059	2,505

Total deferred tax liabilities	2,344,806	1,268,860

Broadcast rights	(16,157)	(16,411)
Postretirement and postemployment benefits other than pensions	(57,369)	(15,347)
Deferred compensation	(37,417)	(29,690)
Other accrued liabilities	(122,539)	(37,849)
Accrued employee compensation and benefits	(27,419)	(19,219)
Accounts receivable	(16,217)	(14,565)
Other investments	(17,034)	(12,789)
Other future deductible items	(24,354)	(10,083)

Total deferred tax assets	(318,506)	(155,953)

Net deferred tax liability	$2,026,300	$1,112,907

    During 1998, Times Mirror disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, this position is currently under review by the Internal Revenue Service. The results of such a review are unpredictable and could result in a tax liability that is significantly higher or lower than that which has been provided by the Company. If these transactions were deemed fully taxable, the Company's federal and state income tax liability could be approximately $600 million, plus interest. A tax reserve of $180 million, plus interest, is included in non-current liabilities on the consolidated balance sheet related to these transactions. The Company intends to vigorously defend its position in this matter.

NOTE 14: PENSION AND POSTRETIREMENT BENEFITS

Employee Pension Plans—In connection with the establishment of the Company's ESOP, Tribune amended, effective January 1989, its Company-sponsored pension plan for employees not covered by a collective bargaining agreement. The pension plan continued to provide substantially the same pension benefits as under the pre-amended plan until December 1998. After this date, pension benefit credits were frozen in terms of pay and service. The Company also maintains several small plans for other employees. The pension plans' assets consist primarily of listed common stocks and bonds. The Company's portion of assets and liabilities for multi-employer union pension plans is not determinable.

    In connection with the Times Mirror acquisition, Tribune assumed defined benefit pension plans and various other contributory and non-contributory retirement plans covering substantially all of Times Mirror's former employees. In general, benefits under the defined benefit plans are based on years of service and the employee's compensation during the last five years of employment. The majority of Times Mirror's former employees are covered by one defined benefit plan. Funding for this plan is not expected to be required in the near future as the plan is overfunded. Benefits provided by Times Mirror's Employee Stock Option Plan ("Times Mirror ESOP") are coordinated with certain pension benefits and, as a result, the defined benefit plan obligations are net of the actuarially equivalent value of the benefits earned under the Times Mirror ESOP. The maximum offset is equal to the value of the benefits earned under the defined benefit plan.

Postretirement Benefits Other Than Pensions—The Company provides postretirement health care and life insurance benefits to eligible employees under a variety of plans. The various plans have significantly different provisions for lifetime maximums, retiree cost-sharing, health care providers, prescription drug coverage and other benefits.

    Summarized information for the Company's pension and postretirement plans, including those assumed in the Times Mirror acquisition, is provided below (in thousands):

			Other Postretirement Benefits
	Pension Benefits
				Dec. 26, 1999
	Dec. 31, 2000	Dec. 26, 1999	Dec. 31, 2000
Change in benefit obligation:
Benefit obligation, beginning of year	$357,488	$383,931	$43,700	$47,499
Service cost	16,368	375	2,633	303
Interest cost	58,607	26,267	7,757	3,073
Times Mirror acquisition	632,004	—	110,362	—
Plan amendments	—	127	—	—
Actuarial (gain) loss	3,390	(33,478)	(8,062)	(2,509)
Benefits paid	(41,762)	(19,734)	(7,213)	(4,666)

Benefit obligation, end of year	1,026,095	357,488	149,177	43,700

Change in plans' assets:
Fair value of plans' assets, beginning of year	510,477	471,078	—	—
Times Mirror acquisition	1,323,608	—	—	—
Actual return on plans' assets	(48,787)	58,638	—	—
Employer contributions	2,117	495	7,213	4,666
Benefits paid	(41,762)	(19,734)	(7,213)	(4,666)

Fair value of plans' assets, end of year	1,745,653	510,477	—	—

Funded (underfunded) status of the plans	719,558	152,989	(149,177)	(43,700)
Unrecognized net actuarial (gain) loss	86,187	(100,770)	(8,625)	(1,728)
Unrecognized prior service cost	1,623	1,728	65	73
Unrecognized transition asset	(4,268)	(5,839)	—	—

Prepaid (accrued) benefit cost	$803,100	$48,108	$(157,737)	$(45,355)

    The components of net periodic benefit cost (credit) for Company-sponsored plans were as follows (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2000	1999	1998	2000	1999	1998
Service cost	$16,368	$375	$10,033	$2,633	$303	$278
Interest cost	58,607	26,267	24,173	7,757	3,073	3,201
Expected return on plans' assets	(134,412)	(36,681)	(34,128)	—	—	—
Recognized actuarial gain	(368)	(105)	(9)	(1,165)	—	—
Amortization of prior service costs	105	(56)	8	7	6	6
Amortization of transition asset	(1,570)	(1,570)	(1,570)	—	—	—

Net periodic benefit (credit) cost	$(61,270)	$(11,770)	$(1,493)	$9,232	$3,382	$3,485

    Weighted average assumptions used each year in accounting for pension benefits and postretirement benefits were:

	Pension Benefits		Other Postretirement Benefits
	2000	1999	2000	1999
Discount rate	7.75%	7.75%	7.75%	7.75%
Increase in future salary levels	4.0%	4.0%	—	—
Long-term rate of return on plans' assets	9.75%	9.0%	—	—

Health Care Cost Trend Rates—For purposes of measuring health care costs and obligations, an 8.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2001. The rate was assumed to decrease gradually to 5.0% for 2003 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$717	$(609)
Benefit obligation	$11,136	$(9,643)

NOTE 15: CAPITAL STOCK AND SHARE PURCHASE PLAN

    Under the Company's Restated Certificate of Incorporation, 12 million shares of preferred stock are authorized. Preferred stock is issuable in series under terms and conditions determined by the Company's Board of Directors.

Series B Preferred Stock—In 1989, the Company established a series of 1.6 million shares of Series B Convertible Preferred Stock of which 1.59 million shares were issued to the Company's ESOP. Each share of such preferred stock pays a cumulative dividend of 7.75% annually, has a liquidation value of $220 per share, is convertible into 16 shares of the Company's common stock and is voted with the common stock with an entitlement to 18.32 votes per preferred share.

Series C, D-1 and D-2 Convertible Preferred Stocks—In connection with the June 12, 2000 merger with Times Mirror, outstanding shares of Times Mirror cumulative, non-voting preferred stock were converted into shares of Tribune preferred stock with similar terms. An additional 0.2 million shares of preferred stock, net of treasury stock, were issued due to the conversion. Series C convertible preferred stock is cumulative, non-voting preferred stock, which is entitled to annual dividends of 8%, based on liquidation value. Annual dividends for Series D-1 and D-2 are currently paid at the rate of 5.8%, based on liquidation value. Dividends on Series D-1 and D-2 preferred stocks will increase ratably from 2001 until 2011 pursuant to a predetermined schedule. Series C, D-1 and D-2 convertible preferred stocks relate to Times Mirror recapitalization transactions whereby TMCT I and TMCT II (see Note 7) were formed. Series C, D-1 and D-2 preferred stocks are convertible into the Company's common stock in 2025 and thereafter. The conversion factor is calculated by dividing $500 plus accrued and unpaid dividends by the average closing prices of the Company's common stock for the 20 trading days immediately preceding the conversion date. The maximum number of common stock into which Series D-2 convertible preferred stock can be converted is 7.5 million shares.

Common Stock—On June 13, 2000, the Company increased the number of authorized shares of common stock from 400 million to 1.4 billion. At Jan. 26, 2001, there were 7,254 holders of record.

Treasury Common Stock—The Board from time to time has authorized the repurchase of shares of the Company's common stock in the open market or through private transactions to be used for employee benefit programs and other purposes. During 2000, the Company repurchased 24.5 million shares of its common stock in the open market. At Dec. 31, 2000, the Company had authorization to repurchase an additional $2.0 billion of its common stock. At Dec. 31, 2000, 129.4 million treasury shares were held by TMCT I, TMCT II and other affiliates of the Company.

Treasury Common Stock Held by Tribune Stock Compensation Fund ("TSCF")—In July 1998, the Company established the TSCF to purchase its common stock for the purpose of funding certain existing stock-based compensation plans. As part of the treasury stock repurchase authorization, the TSCF purchased 1.2 million shares of the Company's common stock for $52 million in 2000. At Dec. 31, 2000, 0.6 million shares were available for future funding. Any shares acquired by the TSCF that are not utilized must be disposed of by December 2002.

Share Purchase Rights Plan—In December 1997, the Company adopted a Share Purchase Rights Plan that replaced a similar agreement. The plan provides for a dividend of one right on each outstanding share of the Company's common stock. Each right will entitle stockholders to buy one two-hundredth of a share of Series A Junior Participating preferred stock at an exercise price of $125. These rights expire Jan. 5, 2008. The rights have no voting rights and are not exercisable until 10 days after the occurrence of certain triggering events, upon which the holders of the rights are entitled to purchase either the common stock of an acquiror or additional common stock of the Company at a discounted price. The rights are redeemable at the option of the Company for $.005 per right. The Company has established a series of two million shares of Series A Junior Participating Preferred Stock in connection with the plan, none of which have been issued.

NOTE 16: INCENTIVE COMPENSATION AND STOCK PLANS

Defined Contribution Plans—The Company maintains various qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. Company contributions to these plans were $11.4 million, $3.4 million, and $3.3 million in 2000, 1999 and 1998, respectively. The plans allow participants to invest their savings in various investments including the Company's common stock. The Company had 1.6 million shares of common stock reserved for possible issuance under these plans at Dec. 31, 2000.

Employee Stock Purchase Plan—This plan permits eligible employees to purchase up to 16 million shares of the Company's common stock at 85% of market price. The Company's only expense relating to this plan is for its administration. During 2000, 1999 and 1998, 651,899, 402,208 and 431,646 shares, respectively, were sold to employees under this plan. As of Dec. 31, 2000, a total of 6.4 million shares were available for sale. The weighted average fair value of shares sold in 2000 was $37.58.

Employee Stock Ownership Plan ("ESOP")—In 1988, the Company established an ESOP as a long-term employee benefit plan. In connection therewith, the ESOP purchased, in 1988 and 1989, approximately 3.2 million common shares and 1.59 million Series B convertible preferred shares for an aggregate of $375 million. The ESOP provides for the awarding of shares of the Company's preferred and common stock on a noncontributory basis to eligible employees of the Company not covered by a collective bargaining agreement. At Dec. 31, 2000, 19.4 million shares of common stock were reserved for issuance in connection with this plan.

    Shares of stock held by the ESOP have been placed with the ESOP Trustee and are allocated to eligible employees annually. These common and preferred shares are allocated in the same proportion that the current year's principal and interest payments bear to the total principal and interest to be paid over the lives of the related borrowings. Each preferred share is convertible into 16 shares of the Company's common stock. The ESOP Trustee must convert the preferred shares when making distributions to participants upon their withdrawal from the ESOP. If at the time of such conversion the price of the Company's common stock is below $13.75 per share, the Company must, at its option, either pay the difference in cash or issue additional common stock. At Dec. 31, 2000, preferred shares allocated and committed to be released were 920,988 and 104,325, respectively, and common shares allocated were 2,195,118.

    The Company recognizes expense for this plan based upon cash contributions it makes to the ESOP. The ESOP services its debt requirements with amounts received from preferred dividends and Company contributions. ESOP debt service activity is summarized as follows (in thousands):

	2000	1999	1998
Debt Requirements:
Principal	$30,078	$28,900	$31,885
Interest	10,718	13,146	15,731

Total	$40,796	$42,046	$47,616

Debt Service:
Dividends	$20,702	$21,910	$23,673
Company cash contributions	20,094	20,136	23,943

Total	$40,796	$42,046	$47,616

1997 Incentive Compensation Plan—In 1997, the 1992 Long-Term Incentive Plan was terminated and replaced with the 1997 Incentive Compensation Plan. At Dec. 31, 2000, remaining options outstanding under the 1992 plan totaled 1.2 million shares, all of which were exercisable. The 1997 plan provides for the granting of awards to eligible employees in any one or combination of stock options, performance equity program awards and annual management incentive program bonuses. At Dec. 31, 2000, options outstanding under the 1997 plan totaled 21.6 million shares, of which 7.9 million shares were exercisable. At Dec. 31, 2000, a total of 20 million shares were available for award under the 1997 plan.

    Under the stock option portion of the 1997 plan, the option price may not be less than the market value of the Company's common stock at the time the option is granted. Options are exercisable not less than six months or more than 10 years after the date the option is granted. General awards under the 1997 plan vest in annual 25% increments beginning one year from the date of the grant. Replacement options may be granted under the 1997 plan in connection with a participant's payment of part or all of the exercise price of a stock option and related tax withholding obligations with previously acquired mature shares of common stock.

    The performance equity portion of the 1997 plan provides for the awarding of common stock to key employees if certain financial goals are met over a period not less than two years. The Company recorded $15.9 million and $4.5 million of expense in 1999 and 1998, respectively, related to the 1997 plan allocations which were distributed in February 2000 under this portion of the plan. No further stock awards are expected to be made under this portion of the plan.

    A combined summary of stock option activity and weighted average prices follows (shares in thousands):

	2000		1999		1998
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of year	19,257	$33.69	17,964	$27.18	16,376	$20.25
Granted	8,010	$39.01	10,762	$38.04	8,262	$33.66
Conversion of Times Mirror Options	16,065	$21.28	—	—	—	—
Exercised	(4,166)	$25.85	(8,904)	$26.10	(6,418)	$17.96
Cancelled	(1,034)	$37.29	(565)	$30.38	(256)	$26.16

Outstanding, end of year	38,132	$30.29	19,257	$33.69	17,964	$27.18

Exercisable, end of year	24,414	$26.92	3,716	$23.29	6,983	$19.65

    The following table summarizes information about stock options outstanding and options exercisable, excluding the converted Times Mirror options, at Dec. 31, 2000 (shares in thousands).

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$ 9.66-$32.13	6,685	7.04	$28.15	2,584	$23.52
$32.38-$36.34	5,135	6.74	$34.47	2,250	$34.81
$36.38-$38.62	5,539	8.40	$38.51	506	$38.12
$38.63-$60.87	5,473	5.39	$45.45	3,774	$46.51

    The stock options assumed in connection with the Times Mirror acquisition are fully vested and exercisable. The following table summarizes information about the converted Times Mirror stock options outstanding and options exercisable at Dec. 31, 2000 (shares in thousands).

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$ 3.74-$18.71	2,976	5.36	$15.45	2,976	$15.45
$18.72-$22.45	4,188	8.20	$21.50	4,188	$21.50
$22.46-$37.43	8,136	8.20	$23.48	8,136	$23.48

Stock Plans Pro Forma Disclosure—The Company's 1997 Incentive Compensation Plan, 1992 Long-Term Incentive Plan and Employee Stock Purchase Plan are accounted for under APB Opinion 25. Accordingly, no compensation cost related to options has been recognized in the consolidated statements of income. Under FAS 123, compensation cost is measured at the grant date based on the fair value of the award and is recognized as compensation expense over the vesting or service period. Had compensation cost for these plans been determined consistent with FAS 123, the

Company's net income and EPS would have been reduced to the following pro forma amounts (in thousands, except per share data):

	2000		1999		1998
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$224,386	$174,551	$1,468,709	$1,432,331	$414,272	$391,715
Net income attributable to common shares	$201,402	$151,567	$1,450,070	$1,413,692	$395,490	$372,933
Basic EPS	$0.74	$0.56	$6.11	$5.96	$1.63	$1.54
Diluted EPS	$0.70	$0.53	$5.56	$5.42	$1.50	$1.42

    In determining the pro forma compensation cost, the weighted average fair value of options granted at date of grant was estimated to be $12.31 in 2000, $8.26 in 1999 and $7.48 in 1998, using the Black-Scholes option pricing model using assumptions as provided under FAS 123.

    The following weighted average assumptions were used for general awards and replacement options:

	2000		1999		1998
	General Awards	Replacement Options	General Awards	Replacement Options	General Awards	Replacement Options
Risk-free interest rate	6.8%	6.6%	5.1%	4.9%	5.6%	5.5%
Expected dividend yield	1.0%	1.0%	1.2%	1.2%	1.5%	1.5%
Expected stock price volatility	29.3%	37.8%	23.6%	27.9%	21.4%	23.5%
Expected life (in years)	5	2	5	2	6	2

NOTE 17: COMPREHENSIVE INCOME

    Other comprehensive income includes foreign currency translation adjustments, all of which pertained to the Company's education segment sold in September 2000, and unrealized gains and losses on interest rate swaps and marketable securities classified as available-for-sale.

    Approximately 5.7 million AOL Time Warner shares are currently classified as available-for-sale. Prior to the adoption of FAS 133, changes in the fair value of the Company's 5.5 million Mattel shares, net of the change in the current maturity value of the Company's related DECS securities, and all of the Company's AOL Time Warner shares were recorded in accumulated other comprehensive income, as the Mattel and AOL Time Warner securities had been classified as available-for-sale. With the adoption of FAS 133 as of the beginning of the 1999 second quarter, 16.0 million of the AOL Time Warner shares and all of the Mattel shares were reclassified to trading securities. As a result of this reclassification and the adoption of FAS 133, beginning in the 1999 second quarter, changes in the fair values of the 16.0 million AOL Time Warner shares and 5.5 million Mattel shares, net of the changes in the fair values of the related derivative component of the PHONES and DECS, are recorded in the Company's statement of income.

    The Company's comprehensive income is as follows (in thousands):

	2000	1999	1998
Net income	$224,386	$1,468,709	$414,272
Foreign currency translation adjustments:
Add adjustment for loss included in net income	8,664	—	—
Foreign currency translation adjustments, net of taxes of $3,287, $270 and $3,017, respectively	(2,560)	(501)	(5,603)

Change in net foreign currency translation adjustments	6,104	(501)	(5,603)
Unrealized gain on interest rate swaps, net of taxes of $5,978	8,569	—	—
Minimum pension liability adjustment, net of taxes of $480	(686)	—	—
Unrealized gain on marketable securities:
Unrealized holding gain (loss) arising during the period, net of taxes of ($251,975), $351,124 and $322,575, respectively	(412,750)	571,076	500,723
Add adjustment for loss on investment write-downs included in net income, net of taxes of ($41,712)	65,793	—	—
Less adjustment for gain on investment sales included in net income, net of taxes of $4,987, $36,068 and $15,896, respectively	(8,024)	(58,772)	(25,555)
Less adjustment for gain on reclassification of investments included in net income, net of taxes of $429,732	—	(666,244)	—

Change in net unrealized gain on securities	(354,981)	(153,940)	475,168

Other comprehensive income (loss)	(340,994)	(154,441)	469,565

Comprehensive income (loss)	$(116,608)	$1,314,268	$883,837

    A reconciliation of the components of accumulated other comprehensive income is as follows (in thousands):

	2000	1999	1998
Foreign currency translation adjustments:
Balance, beginning of year	$(6,104)	$(5,603)	$—
Current year change	6,104	(501)	(5,603)

Balance, end of year	—	(6,104)	(5,603)

Unrealized gain on interest rate swaps:
Balance, beginning of year	—	—	—
Current year change	8,569	—	—

Balance, end of year	8,569	—	—

Minimum pension liability:
Balance, beginning of year	—	—	—
Current year change	(686)	—	—

Balance, end of year	(686)	—	—

Unrealized gain on marketable securities:
Balance, beginning of year	482,869	636,809	161,641
Current year change	(354,981)	(153,940)	475,168

Balance, end of year	127,888	482,869	636,809

Accumulated other comprehensive income	$135,771	$476,765	$631,206

NOTE 18: BUSINESS SEGMENTS

    Tribune Company is a media company that conducts its operations through three business segments: publishing, broadcasting and entertainment, and interactive. In addition, certain other activities are reported and included under Corporate. These segments reflect the way the Company sells its products to the marketplace and the way in which it manages its operations and makes business decisions.

Publishing—Tribune Publishing operates eleven market-leading daily newspapers, distributes entertainment listings and syndicated content, and operates two 24-hour cable news channels. The newspapers are the Los Angeles Times; Chicago Tribune; Newsday, serving Nassau and Suffolk counties on Long Island, New York and the borough of Queens, New York; The Baltimore Sun; South Florida Sun-Sentinel; Orlando Sentinel; The Hartford Courant; Daily Press, serving the Virginia Peninsula; The Morning Call, serving Eastern Pennsylvania's Lehigh Valley; The Advocate and Greenwich Time, both serving Connecticut's Fairfield County.

Broadcasting and Entertainment—The Company's broadcasting operations consist of WB television affiliates in New York, Los Angeles, Chicago, Philadelphia, Boston, Dallas, Washington D.C., Atlanta, Houston, Seattle, Miami, Denver, San Diego, New Orleans and Albany; FOX television affiliates in Seattle, Sacramento, Indianapolis, Hartford, Grand Rapids and Harrisburg; an ABC television affiliate in New Orleans; and four radio stations. Tribune Entertainment, develops and distributes first-run television programming for the Tribune station group and for national syndication. In addition, the Company owns the Chicago Cubs baseball team.

Interactive—The interactive segment manages the Web sites of Tribune's newspapers and television stations, along with other branded sites targeting specific communities of interest. The Company's interactive segment operates leading news and information Web sites in 18 of the nation's top 30 markets. Beginning in 2000, operating results for the interactive segment are reported separately from the publishing segment.

    Financial data for each of the Company's business segments is presented on page 80. No single customer provides more than 10% of the Company's revenue. In determining operating profit for each segment, none of the following items have been added or deducted: interest income and expense, equity earnings and losses, non-operating items or income taxes. Assets represent those tangible and intangible assets used in the operations of each segment. Corporate assets include cash and the Company's investment portfolio.

TRIBUNE COMPANY AND SUBSIDIARIES
2000 QUARTERLY RESULTS (Unaudited)
(In thousands of dollars, except per share data)

	Quarters
	First	Second	Third	Fourth	2000 Total
Operating Revenues
Publishing	$397,451	$905,959	$981,766	$1,117,852	$3,403,028
Broadcasting and Entertainment	311,520	418,371	365,054	370,608	1,465,553
Interactive	5,266	10,495	12,586	13,435	41,782

Total operating revenues	$714,237	$1,334,825	$1,359,406	$1,501,895	$4,910,363

Operating Profit
Publishing	$108,294	$195,487	$163,561	$233,590	$700,932
Broadcasting and Entertainment	83,695	142,082	100,744	122,536	449,057
Interactive	(11,321)	(13,130)	(11,279)	(16,876)	(52,606)
Corporate expenses	(8,686)	(22,920)	(16,358)	(16,408)	(64,372)

Total operating profit	171,982	301,519	236,668	322,842	1,033,011
Net loss on equity investments(1)	(17,669)	(18,495)	(26,349)	(16,861)	(79,374)
Net interest expense	(16,282)	(55,612)	(75,051)	(60,639)	(207,584)
Gain (loss) on change in fair values of derivatives and related investments(2)	(36,299)	(30,003)	11,138	(45,801)	(100,965)
Gain (loss) on sales of investments, net of write-downs(3)	13,011	39,643	(8,025)	(92,630)	(48,001)

Income from Continuing Operations Before Income Taxes and Minority Interest	114,743	237,052	138,381	106,911	597,087
Income taxes	(46,384)	(97,614)	(59,160)	(67,193)	(270,351)
Minority interest expense, net of tax(4)	—	(16,335)	—	—	(16,335)

Income From Continuing Operations	68,359	123,103	79,221	39,718	310,401
Loss from Discontinued Operations, net of tax(5)	(721)	(85,294)	—	—	(86,015)

Net Income	67,638	37,809	79,221	39,718	224,386
Preferred dividends, net of tax	(4,455)	(6,159)	(5,558)	(6,812)	(22,984)

Net Income Attributable to Common Shares	$63,183	$31,650	$73,663	$32,906	$201,402

Earnings Per Share(6)
Basic:
Continuing operations	$.27	$.49	$.24	$.11	$1.06
Discontinued operations	—	(.36)	—	—	(.32)

Net income	$.27	$.13	$.24	$.11	$.74

Diluted:
Continuing operations	$.25	$.46	$.22	$.11	$.99
Discontinued operations	—	(.33)	—	—	(.29)

Net income	$.25	$.13	$.22	$.11	$.70

Common Dividends Per Share	$.10	$.10	$.10	$.10	$.40
Common Stock Price (High-Low)	$5511/16-27 7/8	$417/16-34 1/2	$3915/16-32	$461/2-34 7/8

(1)
Due to the merger with Times Mirror, Tribune's ownership interests in Classified Ventures and CareerPath.com increased to 34% and 38%, respectively, as Times Mirror also had interests in these companies. As a result, these investments are now accounted for under the equity method and 1999 results and 2000 first quarter results have been restated to record equity losses based on the Company's pre-merger ownership interest of 17% in Classified Ventures and 18% in CareerPath.com. The restatement resulted in the Company recording additional equity losses of $5.7 million ($.01 per diluted share) for the first quarter of 2000, $0.4 million for the first quarter of 1999, $7.0 million ($.02 per diluted share) for the second quarter of 1999, $5.3 million ($.01 per diluted share) for the third quarter of 1999 and $5.9 million ($.01 per diluted share) for the fourth quarter of 1999.
(2)
The Company adopted FAS 133 as of the beginning of the 1999 second quarter. In the aggregate, changes in the fair values of the Company's derivatives, net of changes in the fair values of the related investments, decreased full year 2000 net income by $62.0 million and diluted EPS by $.20 and increased full year 1999 net income by $131.2 million and diluted EPS by $.50. For 2000 by quarter, the effect on diluted EPS was as follows: decrease of $.09 in the first quarter, decrease of $.07 in the second quarter, increase of $.02 in the third quarter and decrease of $.08 in the fourth quarter. For 1999 by quarter, the effect on diluted EPS was as follows: increase of $.39 in the second quarter, increase of $.05 in the third quarter and increase of $.05 in the fourth quarter.
(3)
During 2000, the Company sold certain investments and recorded investment write-downs to adjust several public and private investments to fair market value. In the aggregate, these non-operating items decreased full year 2000 net income by $48.0 million and diluted EPS by $.11. By quarter, the effect on diluted EPS was as follows: increase of $.03 in the first quarter, increase of $.09 in the second quarter, decrease of $.02 in the third quarter and decrease of $.17 in the fourth quarter.
(4)
Minority interest expense was recorded for the 60.6% of Times Mirror not owned by Tribune from April 17 through June 11, 2000.

TRIBUNE COMPANY AND SUBSIDIARIES
1999 QUARTERLY RESULTS (Unaudited)
(In thousands of dollars, except per share data)

	Quarters
	First	Second	Third	Fourth	1999 Total
Operating Revenues
Publishing	$386,913	$389,619	$370,294	$412,366	$1,559,192
Broadcasting and Entertainment	263,823	348,811	341,155	348,269	1,302,058
Interactive	4,902	5,287	5,943	4,902	21,034

Total operating revenues	$655,638	$743,717	$717,392	$765,537	$2,882,284

Operting Profit
Publishing	$107,389	$109,680	$89,939	$119,507	$426,515
Broadcasting and Entertainment	62,783	105,668	96,649	112,936	378,036
Interactive	(5,152)	(6,391)	(8,470)	(12,190)	(32,203)
Corporate expenses	(8,546)	(9,464)	(12,132)	(9,364)	(39,506)

Total operating profit	156,474	199,493	165,986	210,889	732,842
Net loss on equity investments(1)	(14,571)	(9,925)	(10,818)	(4,769)	(40,083)
Net interest expense	(21,686)	(17,488)	(13,064)	(13,357)	(65,595)
Gain on change in fair values of derivatives and related investments(2)	—	171,433	20,771	23,672	215,876
Gain on reclassification of investments(7)	—	1,095,976	—	—	1,095,976
Gain on sales of subsidiary and investments(8)	444,927	—	—	—	444,927

Income from Continuing Operations Before Income Taxes	565,144	1,439,489	162,875	216,435	2,383,943
Income taxes	(221,919)	(564,612)	(63,279)	(84,171)	(933,981)

Income From Continuing Operations Before Cumulative Effect of Change in Accounting Principle	343,225	874,877	99,596	132,264	1,449,962
Income (Loss) from Discontinued Operations, net of tax(5)	(179)	8,904	18,978	(5,896)	21,807

Income Before Cumulative Effect of Change in Accounting Principle	343,046	883,781	118,574	126,368	1,471,769
Cumulative effect of change in accounting principle, net of tax(9)	—	(3,060)	—	—	(3,060)

Net Income	343,046	880,721	118,574	126,368	1,468,709
Preferred dividends, net of tax	(4,659)	(4,660)	(4,660)	(4,660)	(18,639)

Net Income Attributable to Common Shares	$338,387	$876,061	$113,914	$121,708	$1,450,070

Earnings Per Share(6)
Basic:
Before cumulative effect of change in accounting principle	$1.42	$3.67	$.40	$.54	$6.03
Discontinued operations	—	.04	.08	(.03)	.09
Cumulative effect of accounting change, net	—	(.01)	—	—	(.01)

Net income	$1.42	$3.70	$.48	$.51	$6.11

Diluted:
Before cumulative effect of change in accounting principle	$1.30	$3.33	$.37	$.49	$5.49
Discontinued operations	—	.04	.07	(.02)	.08
Cumulative effect of accounting change, net	—	(.01)	—	—	(.01)

Net income	$1.30	$3.36	$.44	$.47	$5.56

Common Dividends Per Share	$.09	$.09	$.09	$.09	$.36
Common Stock Price (High-Low)	$347/8-30 5/32	$449/16-32 1/4	$4931/32-42 3/32	$607/8-46

(5)
Tribune Education was sold on Sept. 5, 2000. The financial statements have been restated to reflect Education as a discontinued operation for all periods presented.
(6)
The total of the 2000 and 1999 quarters do not equal the respective full year amounts for earnings per share due to differences in the weighted average number of shares outstanding used in the computations for the respective periods. Per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding for each period.
(7)
As of the beginning of the 1999 second quarter, with the adoption of FAS 133, 16.0 million shares of AOL common stock and 5.5 million shares of Mattel common stock were reclassified from available-for-sale to trading securities, which increased second quarter and full year net income by $666.2 million and diluted EPS by $2.55 (see Note 1).
(8)
In the 1999 first quarter, the Company sold its WGNX-Atlanta television station subsidiary and certain investments. In the aggregate, these non-operating items increased first quarter and full year net income by $270.1 million and diluted EPS by $1.03.
(9)
The cumulative effect of adopting FAS 133 resulted from adjusting the DECS and AOL collar (see Note 1) derivatives to fair value as of March 28, 1999. The cumulative effect of this change was a decrease in net income of $3.1 million, or $.01 per diluted EPS.

TRIBUNE COMPANY AND SUBSIDIARIES
ELEVEN YEAR FINANCIAL SUMMARY
(In thousands of dollars, except per share data)

	2000	1999
Operating Revenues
Publishing excluding Daily News	$3,403,028	$1,559,192
New York Daily News	—	—
Broadcasting and Entertainment	1,465,553	1,302,058
Interactive	41,782	21,034

Total Operating Revenues	$4,910,363	$2,882,284

Operating Profit
Publishing excluding Daily News	$700,932	$426,515
New York Daily News	—	—
Broadcasting and Entertainment	449,057	378,036
Interactive	(52,606)	(32,203)
Corporate expenses	(64,372)	(39,506)

Total Operating Profit	1,033,011	732,842

Net loss on equity investments	(79,374)	(40,083)
Net interest expense	(207,584)	(65,595)
Non-operating items and minority interest expense	(165,301)	1,756,779

Income (Loss) from Continuing Operations Before Income Taxes	580,752	2,383,943
Income taxes	(270,351)	(933,981)

Income (Loss) from Continuing Operations Before Accounting Changes	310,401	1,449,962
Discontinued Operations of Education Segment, net of tax	(86,015)	21,807
Discontinued Operations of QUNO, net of tax	—	—
Cumulative effects of changes in accounting changes(1)	—	(3,060)

Net Income (Loss)(2)	$224,386	$1,468,709

Share Information
Basic EPS
Continuing operations
Before non-operating items	$1.40	$1.53
Total	1.06	6.03
Discontinued operations	(.32)	.09
Cumulative effects of accounting changes	—	(.01)

Net income (loss)	$0.74	$6.11

Diluted EPS
Continuing operations
Before non-operating items	$1.30	$1.41
Total	.99	5.49
Discontinued operations	(.29)	.08
Cumulative effects of accounting changes	—	(.01)

Net income (loss)	$0.70	$5.56

Common dividends per share	$0.40	$0.36
Weighted average common shares outstanding (000's)	271,951	237,367
Financial Ratios
Operating profit margin	21.0%	25.4%
Debt to capital(3)	34%	37%
Financial Position and Other Data
Total assets	$14,676,212	$8,740,047
Long-term debt(4)	3,807,592	2,694,073
Shareholders' equity	5,885,916	3,458,617
Capital expenditures	$302,471	$125,578

(1)
The cumulative effect of adopting a new accounting pronouncement for derivative instruments decreased net income by $3.1 million in 1999. The cumulative effect of adopting new accounting pronouncements for retiree benefits, income taxes and postemployment benefits decreased net income by $16.8 million in 1992.
(2)
Includes non-operating items as follows: loss on change in fair values of derivatives and related investments of $62.6 million and loss on sales of subsidiaires and investments, net of write-downs of $30.5 million, totaling $93.1 million in 2000; gain on change in fair values of derivatives and related investments of $131.2 million, gain on reclassification of investments of $666.2 million, and gain on sales of subsidiary and investments of $270.1 million, totaling $1.1 billion in 1999; gain on sales of subsidiary and investments, net of write-downs totaling $63.5 million in 1998; gain on sales of investments, net of write-downs, totaling $68.9 million in 1997; equity income related to Qwest Broadcasting of $6.0 million in 1996; gain on sale of investment and subsidiary totaling $4.6 million in 1995; and charges relating to New York Daily News totaling $255.0 million in 1990.
(3)
Capital comprises total debt, deferred taxes and shareholders' equity.
(4)
Long term debt includes the PHONES in 2000 and 1999.

1998	1997	1996	1995	1994	1993	1992	1991	1990

$1,481,324	$1,423,947	$1,334,032	$1,312,336	$1,246,377	$1,163,116	$1,136,619	$1,122,434	$1,183,177
—	—	—	—	—	—	—	—	321,823
1,153,006	1,057,529	876,750	828,806	764,197	727,213	684,051	617,514	623,981
17,249	12,771	2,607	431	—	—	—	—	—

$2,651,579	$2,494,247	$2,213,389	$2,141,573	$2,010,574	$1,890,329	$1,820,670	$1,739,948	$2,128,981

$398,846	$371,135	$304,844	$273,453	$291,323	$252,412	$226,412	$218,138	$280,587
—	—	—	—	—	—	—	—	(114,468)
317,355	285,896	203,531	171,618	138,213	127,984	121,267	100,175	107,528
(21,709)	(16,550)	(13,587)	(1,360)	—	—	—	—	—
(35,435)	(34,426)	(30,935)	(29,899)	(26,001)	(24,207)	(23,465)	(21,499)	(22,362)

659,057	606,055	463,853	413,812	403,535	356,189	324,214	296,814	251,285

(33,980)	(34,696)	(13,281)	(13,209)	(9,739)	(1,857)	(2,081)	(1,864)	(2,285)
(82,339)	(60,159)	(15,663)	(7,349)	(4,778)	(9,545)	(22,510)	(30,387)	(23,478)
119,119	111,824	—	7,772	—	—	—	—	(295,000)

661,857	623,024	434,909	401,026	389,018	344,787	299,623	264,563	(69,478)
(272,660)	(250,265)	(175,071)	(162,347)	(157,510)	(141,342)	(120,089)	(106,514)	22,055

389,197	372,759	259,838	238,679	231,508	203,445	179,534	158,049	(47,423)
25,075	20,866	22,912	6,779	1,641	1,201	—	—	—
—	—	89,317	32,707	8,898	(16,040)	(42,909)	(16,068)	(16,110)
—	—	—	—	—	—	(16,800)	—	—

$414,272	$393,625	$372,067	$278,165	$242,047	$188,606	$119,825	$141,981	$(63,533)

$1.27	$1.16	$0.96	$0.83	$0.79	$0.70	$0.62	$0.55	$0.72
1.53	1.44	.98	.85	.79	.70	.62	.55	(.25)
.10	.09	.46	.15	.04	(.06)	(.17)	(.06)	(.06)
—	—	—	—	—	—	(.06)	—	—

$1.63	$1.53	$1.44	$1.00	$0.83	$0.64	$0.39	$0.49	$(0.31)

$1.17	$1.07	$0.89	$0.77	$0.73	$0.64	$0.58	$0.51	$0.72
1.41	1.33	.91	.78	.73	.64	.58	.51	(.25)
.09	.07	.41	.14	.04	(.05)	(.15)	(.05)	(.06)
—	—	—	—	—	—	(.06)	—	—

$1.50	$1.40	$1.32	$0.92	$0.77	$0.59	$0.37	$0.46	$(0.31)

$0.34	$0.32	$0.30	$0.28	$0.26	$0.24	$0.24	$0.24	$0.24
242,428	245,758	245,684	259,160	268,852	265,484	260,072	257,456	264,128

24.9%	24.3%	21.0%	19.3%	20.1%	18.8%	17.8%	17.1%	11.8%
35%	41%	37%	33%	23%	31%	46%	47%	51%

$5,824,037	$4,665,821	$3,629,151	$3,270,386	$2,770,466	$2,527,698	$2,751,570	$2,795,298	$2,826,099
1,615,955	1,520,646	979,754	757,433	411,153	510,761	740,979	897,835	998,962
2,356,617	1,826,004	1,539,506	1,379,909	1,332,980	1,095,627	911,889	851,699	764,512
$128,800	$98,319	$87,171	$112,980	$86,721	$74,899	$88,349	$54,988	$91,226

TRIBUNE COMPANY AND SUBSIDIARIES
BUSINESS SEGMENTS
(In thousands of dollars)

	2000	1999	1998
Operating Revenues
Publishing	$3,403,028	$1,559,192	$1,481,324
Broadcasting and Entertainment	1,465,553	1,302,058	1,153,006
Interactive	41,782	21,034	17,249

Total operating revenues	$4,910,363	$2,882,284	$2,651,579

Operating Profit
Publishing	$700,932	$426,515	$398,846
Broadcasting and Entertainment	449,057	378,036	317,355
Interactive	(52,606)	(32,203)	(21,709)
Corporate expenses	(64,372)	(39,506)	(35,435)

Total operating profit	$1,033,011	$732,842	$659,057

Depreciation
Publishing	$138,702	$77,768	$71,927
Broadcasting and Entertainment	42,850	38,864	33,362
Interactive	4,091	3,378	2,592
Corporate	5,822	2,711	2,761

Total depreciation	$191,465	$122,721	$110,642

Amortization of Intangible Assets
Publishing	$102,187	$8,612	$5,175
Broadcasting and Entertainment	72,579	63,209	54,357
Interactive	4,396	93	—

Total amortization of intangible assets	$179,162	$71,914	$59,532

Capital Expenditures
Publishing	$211,536	$61,710	$63,387
Broadcasting and Entertainment	43,569	41,730	44,055
Interactive	11,868	4,966	2,190
Corporate	35,498	17,172	19,168

Total capital expenditures	$302,471	$125,578	$128,800

Assets
Publishing	$8,653,011	$899,295	$720,077
Broadcasting and Entertainment	3,870,720	3,724,621	3,148,814
Interactive	312,446	108,096	80,776
Corporate	1,840,035	3,317,094	1,191,241
Net assets of discontinued operations	—	690,941	683,129

Total assets	$14,676,212	$8,740,047	$5,824,037

TRIBUNE COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded Upon Acquisitions	Deductions	Balance at End of Period
Valuation accounts deducted from assets to which they apply:
Year ended Dec. 31, 2000
Accounts receivable allowances:
Bad debts	$29,459	$47,633	$24,122	$51,829	$49,385
Rebates, volume discounts and other	8,285	24,380	2,171	23,873	10,963

Total	$37,744	$72,013	$26,293	$75,702	$60,348

Year ended Dec. 26, 1999
Accounts receivable allowances:
Bad debts	$29,325	$21,495	$797	$22,158	$29,459
Rebates, volume discounts and other	7,568	17,442	—	16,725	8,285

Total	$36,893	$38,937	$797	$38,883	$37,744

Year ended Dec. 27, 1998
Accounts receivable allowances:
Bad debts	$28,538	$18,434	$641	$18,288	$29,325
Rebates, volume discounts and other	8,078	13,661	86	14,257	7,568

Total	$36,616	$32,095	$727	$32,545	$36,893

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

    Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

    The information contained under the heading "Executive Officers of the Company" in Item 1 hereof, and the information contained under the heading "Board of Directors" and contained under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Stock Ownership" in the definitive Proxy Statement for the Company's May 8, 2001 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

    The information contained under the heading "Executive Compensation" (except that portion relating to Item 13, below) and contained under the subheading "Director Compensation" under the heading "Board of Directors" in the definitive Proxy Statement for the Company's May 8, 2001 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

    The information contained under the subheadings "Principal Shareholders" and "Management Ownership" under the heading "Stock Ownership" in the definitive Proxy Statement for the Company's May 8, 2001 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

    The information contained under the subheading "Related Transactions" under the heading "Stock Ownership" and under the subheading "Compensation Committee Interlocks and Insider Participation" under the heading "Executive Compensation" (except that portion relating to Item 11, above) in the definitive Proxy Statement for the Company's May 8, 2001 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)&(2)	Financial Statements and Financial Statement Schedule filed as part of this report
As listed in the Index to Financial Statements and Financial Statement Schedule on page 39 hereof.
(a)(3)	Index to Exhibits filed as part of this report
As listed in the Exhibit Index beginning on page 85 hereof.
(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 13, 2001.

TRIBUNE COMPANY (Registrant)
/s/ JOHN W. MADIGAN John W. Madigan Chairman, President and Chief Executive Officer

    Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2001.

Signature	Title

/s/ JOHN W. MADIGAN John W. Madigan	Chairman, President and Chief Executive Officer and Director (principal executive officer)
/s/ DENNIS J. FITZSIMONS Dennis J. FitzSimons	Executive Vice President and Director

/s/ DONALD C. GRENESKO Donald C. Grenesko	Senior Vice President/Finance and Administration (principal financial officer)
/s/ R. MARK MALLORY R. Mark Mallory	Vice President and Controller (principal accounting officer)
/s/ DIEGO E. HERNANDEZ Diego E. Hernandez	Director
/s/ ROBERT E. LA BLANC Robert E. La Blanc	Director
/s/ NANCY HICKS MAYNARD Nancy Hicks Maynard	Director
/s/ WILLIAM STINEHART, JR. William Stinehart, Jr.	Director
/s/ DUDLEY S. TAFT Dudley S. Taft	Director
/s/ ARNOLD R. WEBER Arnold R. Weber	Director

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

Number	Description
3.1 *	Amended and Restated Certificate of Incorporation of Tribune Company, dated June 12, 2000 (Exhibit 3.1 to Current Report on Form 8-K dated June 12, 2000).
3.1a *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock, dated June 12, 2000 (Exhibit 3.1a to Current Report on Form 8-K dated June 12, 2000).
3.1b *	Certificate of Designation of Series B Convertible Preferred Stock, dated April 4, 1989, (Exhibit 3.1 to Annual Report on Form 10-K for 1991).
3.1c	Amended Certificate of Designation of Series C Preferred Stock, dated February 13, 2001.
3.1d	Amended Certificate of Designation of Series D-1 Preferred Stock, dated February 13, 2001.
3.1e	Amended Certificate of Designation of Series D-2 Preferred Stock, dated February 13, 2001.
3.2 *	By-Laws of Tribune Company, as amended and in effect on June 12, 2000 (Exhibit 3.2 to Current Report on Form 8-K dated June 12, 2000).
4.1 *	Rights Agreement between Tribune Company and First Chicago Trust Company of New York, as Rights Agent, dated as of December 12, 1997 (Exhibit 1 to Current Report on Form 8-K dated December 12, 1997).
4.1a *
Amendment No. 1, dated as of June 12, 2000, to the Rights Agreement between Tribune Company and First Chicago Trust Company of New York, as Rights Agent, dated as of December 12, 1997 (Exhibit 4.1 to Current Report on Form 8-K dated June 12, 2000).
4.2 *
Indenture, dated as of March 1, 1992, between Tribune Company and Bank of Montreal Trust Company (as successor to Continental Bank, National Association) (Exhibit 4.1 to Registration Statement on Form S-3, Registration No. 333-02831).
4.3 *	Indenture, dated as of January 1, 1997, between Tribune Company and Bank of Montreal Trust Company (Exhibit 4 to Current Report on Form 8-K dated January 14, 1997).
4.3a *
Form of First Supplemental Indenture (to the Indenture dated January 1, 1997), between Tribune Company and Bank of Montreal Trust Company relating to the DECS Securities (Exhibit 4.1 to Current Report on Form 8-K dated July 30, 1998).
4.4 *	Indenture, dated as of April 1, 1999, between Tribune Company and Bank of Montreal Trust Company (Exhibit 4 to Current Report on Form 8-K dated April 5, 1999).
4.5 *
Indenture, dated January 30, 1995, between New TMC Inc. (subsequently changed to The Times Mirror Company) and The Bank of New York (successor to Wells Fargo Bank, N.A., a successor to First Interstate Bank of California), as Trustee, for the 7 1/4% Debentures due 2013 and 7 1/2% Debentures due 2023 (Exhibit 4.1 to The Times Mirror Company's 1995 Annual Report on Form 10-K).

4.5a *
First Supplemental Indenture (to the Indenture dated January 30, 1995), dated as of June 12, 2000, among The Times Mirror Company, Tribune Company and The Bank of New York, as Trustee (Exhibit 4.13 to Current Report on Form 8-K dated June 12, 2000).
4.6 *
Indenture, dated March 19, 1996, between The Times Mirror Company and Citibank, N.A., as Trustee for the 4 1/4% PEPS due March 15, 2001 and the 7 1/4% Debentures due November 15, 2096 (Exhibit 4.1 to The Times Mirror Company's Current Report on Form 8-K, dated March 19, 1996).
4.6a *
First Supplemental Indenture (to the Indenture dated March19, 1996), dated as of October 19, 1999, between The Times Mirror Company and Citibank, N.A., as Trustee (Exhibit 4.3 to The Times Mirror Company's Current Report on Form 8-K, dated October 19, 1999).
4.6b *
Second Supplemental Indenture (to the Indenture dated March 19, 1996), dated as of June 12, 2000, among The Times Mirror Company, Tribune Company and Citibank, N.A., as Trustee (Exhibit 4.12 to Current Report on Form 8-K dated June 12, 2000).
4.7 *	Indenture, dated April 15, 1997, between The Times Mirror Company and Citibank, N.A., as Trustee (Exhibit 4.1 to The Times Mirror Company's Current Report on Form 8-K, dated April 9, 1997).
4.7a *
First Supplemental Indenture (to the Indenture dated April 15, 1997), dated as of June 12, 2000, among The Times Mirror Company, Tribune Company and Citibank, N.A., as Trustee (Exhibit 4.14 to Current Report on Form 8-K dated June 12, 2000).
4.8 *	Form of Global Note relating to the DECS Securities (Exhibit 4.2 to Current Report on Form 8-K dated July 30, 1998).
4.9 *	Form of Exchangeable Subordinated Debenture due 2029 relating to PHONES securities (Exhibit 4 to Current Report on Form 8-K dated April 13, 1999).
4.10 *	Specimen Note for 7 1/4% Debenture due March 1, 2013 (New TMC Inc., subsequently changed to The Times Mirror Company) (Exhibit 4.2 to The Times Mirror Company's 1995 Annual Report on Form 10-K).
4.11 *	Specimen Note for 7 1/2% Debenture due July 1, 2023 (New TMC Inc., subsequently changed to The Times Mirror Company) (Exhibit 4.3 to The Times Mirror Company's 1995 Annual Report on Form 10-K).
4.12 *
Officers' Certificate, dated November 13, 1996, establishing the terms of the 7 1/4% Debentures due November 15, 2096 and attaching the specimen Form of Debenture (Exhibit 4.2 to The Times Mirror Company's Current Report on Form 8-K dated November 13, 1996).
4.13 *
Officers' Certificate, dated September 9, 1997, establishing the terms of the 6.61% Debentures due September 15, 2027 and attaching the specimen Form of Debenture (Exhibit 4.2 to The Times Mirror Company's Current Report on Form 8-K dated September 9, 1997).
4.14 *
Officers' Certificate, dated October 19, 1999, establishing the terms of the 6.65% Notes due October 15, 2001 and the 7.45% Notes due October 15, 2009 and attaching specimen Forms of Notes (Exhibit 4.2 to The Times Mirror Company's Current Report on Form 8-K dated October 19, 1999).

10.1 o*
Chicago Tribune Company Split-Dollar Insurance Plan, dated June 29, 1978, together with first amendment dated August 28, 1981, covering certain employees of Tribune Company and Chicago Tribune Company (Exhibit 10.4 in File No. 2-86087).
10.2 o*	Tribune Company Supplemental Retirement Plan, as amended and restated on January 1, 1989 (Exhibit 10.6 to Annual Report on Form 10-K for 1988).
10.2a o*	First Amendment to Tribune Company Supplemental Retirement Plan, effective January 1, 1994 (Exhibit 10.4b to Annual Report on Form 10-K for 1993).
10.2b o	Second Amendment to Tribune Company Supplemental Retirement Plan, effective October 24, 2000.
10.3 o*	Tribune Company Directors' Deferred Compensation Plan, as amended and restated on July 1, 1994 (Exhibit 10.7 to Annual Report on Form 10-K for 1994).
10.4 o*	Tribune Company Bonus Deferral Plan, dated as of December 14, 1993 (Exhibit 10.8 to Annual Report on Form 10-K for 1993).
10.4a o*	First Amendment to Tribune Company Bonus Deferral Plan, effective December 1, 1996 (Exhibit 10.4a to Annual Report on Form 10-K for 1996).
10.4b o*	Second Amendment to Tribune Company Bonus Deferral Plan, effective July 18, 2000 (Exhibit 10.4a to Quarterly Report on Form 10-Q for the quarter ended September 24, 2000).
10.5 o*
Tribune Company Amended and Restated 1984 Long-Term Performance Plan, effective as of July 25, 1989 (Exhibit 19.2 to Quarterly Report on Form 10-Q for the quarter ended June 25, 1989); Forms of Incentive Stock Option Agreement and Non-Qualified Stock Option Agreements for Tribune Company Amended and Restated 1984 Long-Term Performance Plan (Exhibit 19.2 to Quarterly Report on Form 10-Q for the quarter ended July 1, 1990).
10.6 o*	Tribune Company 1992 Long-Term Incentive Plan, dated as of April 29, 1992 and as amended and in effect on April 19, 1994 (Exhibit 10.11 to Annual Report on Form 10-K for 1994).
10.6a o	First Amendment to Tribune Company 1992 Long-Term Incentive Plan, effective October 24, 2000.
10.7 o*	Tribune Company Executive Financial Counseling Plan, dated October 19, 1988 and as amended effective January 1, 1994 (Exhibit 10.13 to Annual Report on Form 10-K for 1993).
10.8 o*	Tribune Company Amended and Restated Transitional Compensation Plan for Executive Employees, effective as of December 7, 1998 (Exhibit 10.8 to Annual Report on Form 10-K for 1998).
10.8a o	First Amendment to Tribune Company Amended and Restated Transitional Compensation Plan for Executive Employees, effective October 24, 2000.
10.9 o*	Tribune Company Supplemental Defined Contribution Plan, effective as of January 1, 1994 and as amended effective January 1, 1999 (Exhibit 10.9 to Annual Report on Form 10-K for 1998).
10.10 o*	First Amendment to Tribune Company Employee Stock Purchase Plan, as amended and restated, effective July 18, 2000 (Exhibit 10.10 to Annual Report on Form 10-K for 1999).

10.10a o*
First Amendment to Tribune Company Employee Stock Purchase Plan, as amended and restated effective July 29, 1999 (Exhibit 10.10a to Quarterly Report on Form 10-Q for the quarter ended September 24, 2000).
10.11 o*	1988 Restricted Stock Plan For Outside Directors, dated February 16, 1988 (Exhibit 10.12 to Annual Report on Form 10-K for 1992).
10.11a o*	First Amendment to the 1988 Restricted Stock Plan For Outside Directors, effective April 28, 1992 (Exhibit 10.12b to Annual Report on Form 10-K for 1993).
10.12 o*	Tribune Company 1995 Nonemployee Director Stock Option Plan, as amended and restated effective January 1, 2000 (Exhibit 10.12 to Annual Report on Form 10-K for 1999).
10.13 o*	Tribune Company Amended and Restated 1996 Nonemployee Director Stock Compensation Plan, dated as of February 17, 1998 (Exhibit 10.14 to Annual Report on Form 10-K for 1997).
10.14 o*	Tribune Company 1997 Incentive Compensation Plan, effective December 29, 1996 (Exhibit 10.15 to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997).
10.14a o	First Amendment to Tribune Company 1997 Incentive Compensation Plan, effective October 24, 2000.
10.15 *	Limited Liability Company Agreement of TMCT, LLC dated August 8, 1997 (Exhibit 10.1 to The Times Mirror Company's Current Report on Form 8-K dated August 8, 1997.)
10.16 *	Lease Agreement between TMCT, LLC and Times Mirror, dated August 8, 1997 (Exhibit 10.4 to The Times Mirror Company's Current Report on Form 8-K dated August 8, 1997).
10.17 *	Amended and Restated Limited Liability Company Agreement of TMCT II, LLC, dated September 3, 1999 (Exhibit 10.1 to The Times Mirror Company's Current Report on Form 8-K dated September 3, 1999).
10.17a	First Amendment to Amended and Restated Limited Liability Agreement of TMCT II, LLC, dated as of August 14, 2000.
12	Computation of Ratios of Earnings to Fixed Charges.
21	Table of Subsidiaries of Tribune Company.
23	Consent of Independent Accountants.
99.1	Form 11-K financial statements for the Tribune Company Savings Incentive Plan (to be filed by amendment).
99.2	Form 11-K financial statements for the Times Mirror Savings Plus Plan (to be filed by amendment).

QuickLinks

INDEX TO TRIBUNE COMPANY 2000 FORM 10-K
PART I
PART II
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT ACCOUNTANTS
TRIBUNE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF INCOME (In thousands of dollars, except per share data)
TRIBUNE COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except share data)
TRIBUNE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (In thousands, except per share data)
TRIBUNE COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars)
TRIBUNE COMPANY AND SUBSIDIARIES NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
TRIBUNE COMPANY AND SUBSIDIARIES 2000 QUARTERLY RESULTS (Unaudited) (In thousands of dollars, except per share data)
TRIBUNE COMPANY AND SUBSIDIARIES 1999 QUARTERLY RESULTS (Unaudited) (In thousands of dollars, except per share data)
TRIBUNE COMPANY AND SUBSIDIARIES ELEVEN YEAR FINANCIAL SUMMARY (In thousands of dollars, except per share data)
TRIBUNE COMPANY AND SUBSIDIARIES BUSINESS SEGMENTS (In thousands of dollars)
TRIBUNE COMPANY AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In thousands of dollars)
PART III
PART IV
SIGNATURES
TRIBUNE COMPANY EXHIBIT INDEX