Form 10-Q
period 2001-04-01
TRIBUNE CO
filed 2001-05-15
CIK 726513

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2001

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     At May 4, 2001, there were 298,430,380 shares outstanding of the Company's Common Stock ($.01 par value per share), excluding 83,221,146 shares held by subsidiaries and affiliates of the Company.

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)
	First Quarter Ended
	April 1, 2001	March 26, 2000
Operating Revenues	$ 1,292,802	$ 724,233

Operating Expenses
Cost of sales (exclusive of items shown below)	506,059	326,917
Selling, general and administrative	472,186	173,178
Depreciation	52,936	32,376
Amortization of intangible assets	58,922	19,780

Total operating expenses	1,090,103	552,251

Operating Profit	202,699	171,982

Net loss on equity investments (Note 1)	(19,861)	(17,669)
Interest income	2,066	14,237
Interest expense	(64,600)	(30,519)
Gain (loss) on change in fair values of derivatives
and related investments	9,116	(36,299)
Gain on sales of investments	198	13,011

Income from Continuing Operations Before Income Taxes	129,618	114,743
Income taxes	(58,973)	(46,384)

Income from Continuing Operations	70,645	68,359

Loss from Discontinued Operations, net of tax (Note 3)	–	(721)

Net Income	70,645	67,638
Preferred dividends, net of tax	(6,699)	(4,455)

Net Income Attributable to Common Shares	$ 63,946	$ 63,183

Earnings Per Share (Note 6):
Basic:
Continuing operations	$ .21	$ .27
Discontinued operations	–	–

Net income	$ .21	$ .27

Diluted:
Continuing operations	$ .20	$ .25
Discontinued operations	–	–

Net income	$ .20	$ .25

Dividends per common share	$ .11	$ .10

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	April 1, 2001	Dec. 31, 2000
	(Unaudited)
ASSETS
Current assets
Cash and cash equivalents	$ 118,404	$ 115,788
Short-term investments	97,925	79,709
Accounts receivable, net	711,826	813,739
Inventories	54,684	51,332
Broadcast rights	265,900	268,176
Deferred income taxes	116,052	120,116
Prepaid expenses and other	72,653	42,306

Total current assets	1,437,444	1,491,166

Property, plant and equipment	2,973,885	2,924,753
Accumulated depreciation	(1,232,670)	(1,180,906)

Net properties	1,741,215	1,743,847

Broadcast rights	264,662	278,630
Intangible assets, net	8,452,184	8,496,782
AOL Time Warner stock related to PHONES debt	642,400	556,800
Other investments	1,083,440	1,084,439
Prepaid pension costs	821,241	803,100
Other assets	148,655	221,448

Total assets	$ 14,591,241	$ 14,676,212

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	April 1, 2001	Dec. 31, 2000
	(Unaudited)
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities
Long-term debt due within one year	$ 138,058	$ 141,404
Contracts payable for broadcast rights	278,789	271,510
Deferred income	138,407	90,421
Income taxes	37,736	129,954
Accounts payable, accrued expenses and other current liabilities	691,428	815,935

Total current liabilities	1,284,418	1,449,224

PHONES debt related to AOL Time Warner stock	776,000	700,000
Other long-term debt	3,326,431	3,307,041
Deferred income taxes	2,167,722	2,146,416
Contracts payable for broadcast rights	364,661	390,657
Compensation and other obligations	796,122	796,958

Total liabilities	8,715,354	8,790,296

Shareholders' equity
Series B convertible preferred stock	252,120	265,790
Series C convertible preferred stock, net of treasury stock	44,284	44,284
Series D-1 convertible preferred stock, net of treasury stock	38,097	38,097
Series D-2 convertible preferred stock, net of treasury stock	24,510	24,510
Common stock and additional paid-in capital	8,185,175	8,193,927
Retained earnings	4,314,078	4,278,464
Treasury common stock (at cost)	(7,040,427)	(6,970,703)
Treasury common stock held by Tribune Stock Compensation
Fund (at cost)	(2,861)	(26,707)
Unearned compensation related to ESOP	(97,517)	(97,517)
Accumulated other comprehensive income	158,428	135,771

Total shareholders' equity	5,875,887	5,885,916

Total liabilities and shareholders' equity	$ 14,591,241	$ 14,676,212

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	First Quarter Ended
	April 1, 2001	March 26, 2000
Operations
Income from continuing operations	$ 70,645	$ 68,359
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Loss (gain) on change in fair values of derivatives
and related investments	(9,116)	36,299
Gain on sales of investments	(198)	(13,011)
Depreciation and amortization of intangible assets	111,858	52,156
Deferred income taxes	7,163	(11,721)
Other, net	(7,398)	191,945

Net cash provided by continuing operations	172,954	324,027
Net cash provided by discontinued operations	–	870

Net cash provided by operations	172,954	324,897

Investments
Capital expenditures	(44,300)	(24,342)
Acquisitions and investments	(27,691)	(123,584)
Maturities of marketable securities	–	150,651
Proceeds from sales of investments	10,500	13,032
Proceeds from sale of discontinued operations	22,163	–
Other, net	(8,162)	(6,186)

Net cash provided by (used for) investments of continuing operations	(47,490)	9,571
Net cash used for investments of discontinued operations	–	(44,682)

Net cash used for investments	(47,490)	(35,111)

Financing
Proceeds from issuance of long-term debt	19,023	–
Repayments of long-term debt	(28,770)	(86)
Sales of common stock to employees	27,641	2,409
Purchases of treasury common stock	(105,711)	(264,280)
Purchases of treasury common stock by Tribune Stock Compensation Fund	–	(52,453)
Dividends	(35,031)	(23,613)

Net cash used for financing of continuing operations	(122,848)	(338,023)

Net increase (decrease) in cash and cash equivalents	2,616	(48,237)
Cash and cash equivalents, beginning of year	115,788	631,018

Cash and cash equivalents, end of quarter	$ 118,404	$ 582,781

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:    BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary to present fairly the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of April 1, 2001, and the results of their operations and cash flows for the quarters ended April 1, 2001 and March 26, 2000. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2001 presentation.

Due to the merger of Tribune and The Times Mirror Company (“Times Mirror”), Tribune’s ownership interests in Classified Ventures and CareerPath.com increased to 34% and 38%, respectively, as Times Mirror also had interests in these companies. As a result, these investments are now accounted for under the equity method, and 2000 first quarter results have been restated to record equity losses based on the Company’s pre-merger ownership interests of 17% in Classified Ventures and 18% in CareerPath.com. The restatement resulted in the Company recording additional pretax equity losses of $6 million ($.01 per diluted share) for the first quarter of 2000.

On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies. The accompanying condensed consolidated financial statements reflect the education segment as a discontinued operation for both periods presented. See Note 3 for further discussion.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2000. Financial information in the accompanying notes to the condensed consolidated financial statements exclude discontinued operations, except where noted.

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

In the first step of the transaction, Tribune made a cash tender offer, for up to 28 million Times Mirror shares at a price of $95 per share, which expired on April 17, 2000. Through the tender offer, Tribune acquired 23.1 million Times Mirror shares for $2.2 billion, representing 39.4% of the outstanding Times Mirror common shares. Following the tender offer, Tribune gained effective control of Times Mirror and named 13 Tribune designees to Times Mirror’s 27 member board of directors. Tribune began to consolidate Times Mirror’s operating results starting April 17, 2000.

Tribune completed the second step of the acquisition on June 12, 2000, following Tribune and Times Mirror shareholder approvals, through a merger of the two companies. In the merger, each remaining Times Mirror common share was converted, at the election of the shareholder, into 2.5 shares of Tribune common stock or, to the extent available, $95 in cash. The election to receive cash in the merger was available up to the balance of 28 million shares, reduced by Tribune’s purchase of 23.1 million Times Mirror shares in the tender offer and Tribune’s purchase of 0.2 million Times Mirror shares in the open market following the tender offer. In the merger, Tribune became obligated to pay approximately $447 million in cash for 4.7 million Times Mirror common shares at $95 per share. At April 1, 2001, $427 million of this amount has been paid. Each remaining Times Mirror common share was converted into 2.5 shares of Tribune common stock. On June 12, 2000, Tribune issued a net 83 million common shares in exchange for a net 33.2 million Times Mirror common shares. These net amounts exclude 127 million shares of Tribune common stock, treated as treasury shares, which were exchanged for 51 million Times Mirror shares held by Times Mirror affiliates. Tribune settled 7.1 million Times Mirror stock options for $302 million in cash. In addition, approximately 6.4 million Times Mirror options were converted into 16.1 million Tribune options. Shares of Times Mirror preferred stock were converted in the merger into shares of Tribune preferred stock with similar terms.

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

The total acquisition cost of $8.3 billion has been allocated to the assets acquired and liabilities assumed based on estimates of their respective values. A total of $5.9 billion, representing the excess of acquisition cost over the fair value of Times Mirror’s net tangible assets, has been allocated to intangible assets. Identifiable intangible assets are being amortized over periods ranging from 15 to 40 years. Goodwill is being amortized over 40 years. The estimated fair value of the assets acquired and liabilities assumed of Times Mirror are as follows (in billions):

Current assets	$ 0.5
Property, plant and equipment	1.0
Assets held for sale, net of tax	1.3
Identifiable intangible assets and goodwill	5.9
Other assets	1.5
Liabilities	(1.9)

Total purchase price	$ 8.3

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

Because the Times Mirror acquisition did not involve the transfer of any broadcast station licenses, approval of the Federal Communications Commission (“FCC”) was not required to complete the transaction. Under the FCC’s current television/newspaper cross-ownership rule, companies are generally prohibited from owning both a newspaper and a broadcast license in the same market. The FCC’s policy provides, however, that newly created television/newspaper combinations may be held until the next license renewal. License renewals for Tribune television properties affected by the Times Mirror acquisition are in years 2006 (KTLA-Los Angeles and WTIC-Hartford) and 2007 (WPIX-New York). In April 2001, the FCC announced that it would initiate a rulemaking proceeding addressing the cross-ownership rule. If the cross-ownership rule is not modified by the time the licenses are due for renewal, a waiver will be needed to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, Hartford and New York markets. The Company cannot predict the outcome of the FCC cross-ownership rulemaking proceeding.

NOTE 3:    DISCONTINUED OPERATIONS

On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies for approximately $686 million, including the related tax benefit of $22 million. In 2000, the Company received $642 million in cash and the remaining proceeds were received in January 2001. Education reported operating revenues of $68 million in the first quarter ended March 26, 2000. The accompanying condensed consolidated financial statements reflect the education segment as discontinued operations for both periods presented.

NOTE 4:    OTHER ACQUISITIONS

On Feb. 16, 2001, the Company purchased the assets of the Virginia Division of Chesapeake Publishing Corporation. The Virginia Division publishes seven community newspapers and three specialty monthly publications, primarily serving Williamsburg, Virginia and surrounding counties.

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

The acquisitions were accounted for as purchases. Accordingly, the results of these operations are included in the condensed consolidated financial statements since their respective dates of acquisition.

NOTE 5:    PRO FORMA INFORMATION

The following table presents the unaudited pro forma results of operations of the Company for the first quarter of 2001 and 2000 as if the Times Mirror acquisition, the sale of the education segment, the acquisition of Qwest and the dispositions discussed in Note 2 had occurred at the beginning of the earliest year presented. The pro forma results may not be indicative of the results that would have been reported if the transactions had actually occurred at the beginning of each year presented, or of results that may be attained in the future. The following unaudited pro forma results do not reflect any synergies anticipated by the Company as a result of the acquisitions.

	First Quarter Ended
(In thousands, except per share data)	April 1, 2001		March 26, 2000
	As Reported	Pro Forma	As Reported	Pro Forma
Operating revenues	$1,292,802	$1,292,802	$724,233	$1,337,162
Income from continuing operations	70,645	70,645	68,359	79,138
Net income	70,645	70,645	67,638	79,138
Basic net income per share	$ .21	$ .21	$ .27	$ .23
Diluted net income per share	$ .20	$ .20	$ .25	$ .22

NOTE 6:    EARNINGS PER SHARE

The computations of basic and diluted earnings per share ("EPS") were as follows (in thousands, except per share data):

	First Quarter Ended
	April 1, 2001	March 26, 2000
Basic EPS:
Net income	$ 70,645	$ 67,638
Preferred dividends, net of tax	(6,699)	(4,455)

Net income attributable to common shares	$ 63,946	$ 63,183
Weighted average common shares outstanding	299,656	236,202

Basic EPS	$ .21	$ .27

Diluted EPS:
Net income	$ 70,645	$ 67,638
Additional ESOP contribution required assuming Series B Preferred
shares were converted, net of tax	(2,654)	(2,808)
Dividends on Series C, D-1, and D-2 preferred stock	(2,014)	–
LYONs interest expense, net of tax	1,515	–

Adjusted net income	$ 67,492	$ 64,830

Weighted average common shares outstanding	299,656	236,202
Assumed conversion of Series B preferred shares into common
shares	18,408	19,472
Assumed exercise of stock options, net of common shares assumed
repurchased with the proceeds	6,500	3,495
Assumed conversion of LYONs debt securities	7,272	–

Adjusted weighted average common shares outstanding	331,836	259,169

Diluted EPS	$ .20	$ .25

Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the assumption that the Series B convertible preferred shares held by the Company’s Employee Stock Ownership Plan and the LYONs debt securities are converted into common shares. The LYONs debt securities were assumed in the Times Mirror acquisition. Weighted average common shares outstanding is adjusted for the dilutive effect of stock options. The Company’s Series C, D-1 and D-2 convertible preferred stocks are not included in the calculation of diluted EPS because their effects are antidilutive.

NOTE 7:    DERIVATIVES AND RELATED INVESTMENTS

In April 1999, the Company issued 8.0 million of its Exchangeable Subordinated Debentures due 2029 (“PHONES”), for an aggregate principal amount of over $1.2 billion. The principal amount equaled the value of 16.0 million shares of America Online (“AOL”) common stock at the closing price of $78.50 per share on April 7, 1999. The Company continues to own the AOL Time Warner stock. At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. Interest on the debentures is paid quarterly at an annual rate of 2%.

The Company adopted Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities” as of the beginning of the 1999 second quarter. FAS 133 requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivative instruments are either recognized periodically in income or shareholders’ equity as a component of comprehensive income, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The provisions of FAS 133 affect the Company’s accounting for its 8.0 million PHONES, its 4.6 million Debt

Exchangeable for Common Stock securities (“DECS”), and its 0.4 million Premium Equity Participating Securities (“PEPS”).

Under the provisions of FAS 133, the initial value of the PHONES and the DECS were each split into a debt component and a derivative component. Changes in the fair values of the derivative component of the PHONES and DECS are recorded in the statement of income. Beginning in the second quarter of 1999, changes in the fair values of the related AOL Time Warner and Mattel shares are recorded in the statement of income and should at least partially offset changes in the fair values of the derivative component of the PHONES and DECS, respectively. However, there have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and DECS and the related AOL Time Warner and Mattel shares.

In connection with the Times Mirror acquisition, the Company assumed Times Mirror’s 0.4 million PEPS and the related investment in 0.7 million AOL Time Warner shares. The PEPS matured on March 15, 2001 and were repaid with $26.2 million in cash. The related 0.7 million AOL Time Warner shares were reclassified to available-for-sale at March 15, 2001, and changes in their fair value are now being recorded in the accumulated other comprehensive income component of shareholders’ equity.

In the first quarter of 1999, the Company entered into a one-year hedge transaction (“AOL collar”) with respect to 2.0 million shares of its AOL common stock investment that settled in equal installments in each quarter of 2000. Changes in the time value of the AOL collar were recorded in the Company’s statement of income.

Also in connection with the Times Mirror acquisition, the Company assumed several interest rate swap agreements. The Company uses these agreements to manage exposure to market risk associated with changes in interest rates. The change in the fair value of these swap agreements is recorded in the accumulated other comprehensive income component of shareholders’ equity.

NOTE 8:    NON-OPERATING ITEMS

The first quarter of both 2001 and 2000 included non-operating items. In the first quarter of 2001, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax gain of $9 million, which increased diluted EPS by $.01. This gain resulted primarily from a $86 million increase in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $74 million increase in the fair value of the derivative component of the PHONES.

In the first quarter of 2000, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $36 million, which decreased diluted EPS by $.09. This loss resulted primarily from a $160 million decrease in the fair value of 16.0 million shares of AOL common stock, which was substantially offset by a $121 million decrease in the fair value of the derivative component of the PHONES. Also in the 2000 first quarter, 500,000 AOL shares under the collar settled, of which Tribune sold 270,000 shares and kept 230,000 shares. The sale resulted in a pretax gain of $13 million, which increased diluted EPS by $.03.

In the aggregate, non-operating items increased diluted EPS by $.01 in the first quarter of 2001 and reduced diluted EPS by $.06 in the first quarter of 2000. Excluding non-operating items, diluted EPS was $.19 in the first quarter of 2001 compared with $.31 in the first quarter of 2000.

NOTE 9:    INVENTORIES

Inventories consist of the following (in thousands):

	April 1, 2001	Dec. 31, 2000

Newsprint (at LIFO)	$44,671	$41,345
Supplies and other	10,013	9,987

Total inventories	$54,684	$51,332

Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $11.7 million at April 1, 2001 and $10.2 million at Dec. 31, 2000.

NOTE 10:    LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	April 1, 2001	Dec. 31, 2000

Promissory notes, weighted average interest rate of 5.3% and 6.6%	$ 532,628	$ 513,605
Medium-term notes, weighted average
interest rate of 6.2%, due 2001-2008	1,036,615	1,036,615
8.4% guaranteed ESOP notes, due 2001-2003	97,517	97,517
6.25% DECS, due August 2001	95,680	78,488
4.25% PEPS, due March 2001	–	20,736
6.25% notes due 2026, putable to the Company at par in November 2001	100,000	100,000
6.65% notes due October 2001	199,614	199,449
Property financing obligation, effective interest rate of
7.7%, expiring 2009	118,636	121,153
7.45% notes due 2009	393,830	393,649
7.25% debentures due 2013	140,849	140,698
LYONs due 2017	284,079	281,602
7.5% debentures due 2023	93,437	93,378
6.61% debentures due 2027	241,761	241,685
7.25% debentures due 2096	128,805	128,758
Other notes and obligations	1,038	1,112

Total debt excluding PHONES	3,464,489	3,448,445
Less portions due within one year	(138,058)	(141,404)

Long-term debt excluding PHONES	3,326,431	3,307,041
2% PHONES debt related to AOL Time Warner stock, due 2029	776,000	700,000

Total long-term debt	$ 4,102,431	$ 4,007,041

The Company intends to refinance $533 million of commercial paper, $105 million of medium-term notes, and $200 million of 6.65% notes, scheduled to mature by March 31, 2002, and has the ability to do so on a long-term basis through existing revolving credit agreements. Accordingly, these notes were classified as long-term. At April 1, 2001, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $2.0 billion, and no amounts were borrowed under these credit agreements.

Long-term debt due within one year at April 1, 2001 includes the DECS and the current portion of the ESOP note. The DECS are scheduled to mature on Aug. 15, 2001. The Company intends to repay the DECS using shares of Mattel common stock. The number of Mattel shares due at maturity is based on the fair market value of the Mattel common stock, adjusted using a predetermined formula that allocates a portion of the appreciation, if any, to the Company.

In connection with the Times Mirror acquisition, the Company assumed Times Mirror’s 0.4 million PEPS and the related investment in 0.7 million AOL Time Warner shares. The PEPS matured on March 15, 2001, and were repaid with $26.2 million in cash.

NOTE 11:    COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments, all of which pertained to the Company’s education business sold in September 2000, and unrealized gains and losses on interest rate swaps and marketable securities classified as available-for-sale.

Approximately 6.3 million AOL Time Warner shares are currently classified as available-for-sale. The Company’s comprehensive income is as follows (in thousands):

	First Quarter Ended
	April 1, 2001	March 26, 2000
Net income	$ 70,645	$ 67,638

Change in foreign currency translation adjustments, net	–	(1,565)

Unrealized gain on interest rate swaps, net	4,183	–

Unrealized holding gain (loss) on marketable securities classified as available for sale:
Unrealized holding gain (loss) arising during the
period, before tax	31,010	(231,230)
Less: adjustment for gain on sales of investments
included in net income	–	(13,011)
Income taxes	(12,536)	91,280

Change in net unrealized gain on securities	18,474	(152,961)

Other comprehensive income (loss)	22,657	(154,526)

Comprehensive income (loss)	$ 93,302	$(86,888)

NOTE 12:    LEGAL PROCEEDINGS

In March 1997, the Company acquired Renaissance Communications Corp., a publicly traded company that owned six television stations, including WBZL-Miami. The FCC order granting the Company’s application to acquire the Renaissance stations contained a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the Miami television station and the South Florida Sun-Sentinel, published in Fort Lauderdale. The FCC subsequently issued a rule review to consider modifying its cross-ownership rule. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both the Miami television station and the South Florida Sun-Sentinel until the rule review has concluded. In April 2001, the FCC announced that it would initiate a rulemaking proceeding addressing the cross-ownership rule. The Company cannot predict the outcome of the FCC cross-ownership rule making proceeding.

NOTE 13:    SEGMENT INFORMATION

Financial data for each of the Company’s business segments are as follows (in thousands):

	First Quarter Ended
	April 1, 2001	March 26, 2000
Operating revenues:
Publishing	$ 988,991	$ 407,447
Broadcasting and Entertainment	290,068	311,520
Interactive	13,743	5,266

Total operating revenues	$ 1,292,802	$ 724,233

Operating profit:
Publishing	$ 156,061	$ 108,294
Broadcasting and Entertainment	70,721	83,695
Interactive	(10,248)	(11,321)
Corporate expenses	(13,835)	(8,686)

Total operating profit	$ 202,699	$ 171,982

	April 1, 2001	Dec. 31, 2000

Assets:
Publishing	$ 8,638,292	$ 8,653,011
Broadcasting and Entertainment	3,792,457	3,870,720
Interactive	284,453	312,446
Corporate	1,876,039	1,840,035

Total assets	$14,591,241	$14,676,212

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the first quarter of 2001 to the first quarter of 2000. Certain prior year amounts have been reclassified to conform with the 2001 presentation.

FORWARD-LOOKING STATEMENTS

This discussion, the information contained in the preceding notes to the financial statements and the information contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” contain certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include changes in advertising demand, newsprint prices, interest rates, competition, regulatory rulings, adverse results from litigation, and other economic conditions; the effect of professional sports team labor strikes, lock-outs and negotiations; the effect of acquisitions, investments, divestitures and derivative transactions on the Company’s results of operations and financial condition; and the Company’s reliance on third-party vendors for various services. The words “believe,” “expect,” “anticipate,” “estimate,” “intend” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNIFICANT EVENTS

TIMES MIRROR ACQUISITION

On March 13, 2000, Tribune and The Times Mirror Company (“Times Mirror”) announced the signing of a definitive agreement that provided for a merger of Times Mirror into Tribune in a cash and stock transaction. Prior to the merger, Times Mirror published the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The Advocate, Greenwich Time and several smaller newspapers. The merger was effected through a two-step transaction for a total purchase price of approximately $8.3 billion, including assumption of debt. For further discussion of this acquisition, see Note 2 to the condensed consolidated financial statements in Item 1.

OTHER ACQUISITIONS

On Feb. 16, 2001, the Company purchased the assets of the Virginia Division of Chesapeake Publishing Corporation (the “Virginia Division”) and on Feb. 3, 2000, acquired the remaining interest in Qwest, which owns television stations WATL-Atlanta and WNOL-New Orleans, for $107 million in cash and the conversion of notes and debt. For further discussion, see Note 4 to the condensed consolidated financial statements in Item 1.

DISCONTINUED OPERATIONS

On Sept. 5, 2000, the Company sold its education segment to the McGraw-Hill Companies for approximately $686 million, including the related tax benefit of $22 million. In 2000, the Company received $642 million in cash and the remaining proceeds were received in January 2001. The condensed consolidated financial statements included in Item 1 reflect the education segment as discontinued operations for both periods presented.

NON-OPERATING ITEMS

The first quarter of both 2001 and 2000 included non-operating items. In the first quarter of 2001, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax gain of $9 million, which increased diluted EPS by $.01. This resulted primarily from a $86 million increase in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $74 million increase in the fair value of the derivative component of the PHONES.

In the first quarter of 2000, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $36 million, which decreased diluted EPS by $.09. This loss resulted primarily from a $160 million decrease in the fair value of 16.0 million shares of AOL common stock, which was substantially offset by a $121 million decrease in the fair value of the derivative component of the PHONES. Also in the 2000 first quarter, the Company sold 270,000 shares of AOL. The sale resulted in a pretax gain of $13 million, which increased diluted EPS by $.03.

In the aggregate, non-operating items increased diluted EPS by $.01 in the first quarter of 2001 and reduced diluted EPS by $.06 in 2000. Excluding non-operating items, diluted EPS was $.19 in the first quarter of 2001 compared with $.31 in 2000.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2001 and 2000 first quarters reflect these seasonal patterns.

CONSOLIDATED

The Company's consolidated operating results for the first quarter of 2001 and 2000 are shown in the table below.

(In millions, except per share data)	First Quarter
	2001	2000	Change
Operating revenues	$1,293	$ 724	+79%
Operating profit	203	172	+18%

Non-operating items, net of tax	6	(14)	*

Net income:
Continuing operations
Excluding non-operating items	$ 65	$ 83	-21%

Including non-operating items	71	69	+3%
Discontinued operations	–	(1)	-100%

Net income	$ 71	$ 68	+4%

Diluted earnings per share:
Continuing operations
Excluding non-operating items	$ .19	$ .31	-39%

Including non-operating items	.20	.25	-20%
Discontinued operations	–	–	–

Net income	$ .20	$ .25	-20%

*Not meaningful.

Earnings Per Share (“EPS”) -- Diluted EPS from continuing operations for the 2001 first quarter was $.19, down 39% from $.31 in 2000, excluding non-operating items in both years. The decrease resulted from dilution of $.06 per share from the acquisition of Times Mirror and operating profit declines at broadcasting and entertainment and publishing. Including non-operating items, diluted EPS was $.20 in the first quarter of 2001 compared with $.25 in 2000.

Operating Revenues and Profit -- The Company’s consolidated operating revenues, EBITDA (operating profit before depreciation, amortization, equity results and non-operating items) and operating profit by business segment for the first quarter were as follows (in millions):

	First Quarter
	2001	2000	Change
Operating revenues
Publishing	$ 989	$ 407	+143%
Broadcasting and Entertainment	290	312	-7%
Interactive	14	5	+161%

Total operating revenues	$ 1,293	$ 724	+79%

EBITDA*
Publishing	$ 234	$ 130	+80%
Broadcasting and Entertainment	100	112	-11%
Interactive	(7)	(10)	+31%
Corporate expenses	(12)	(8)	-55%

Total EBITDA	$ 315	$ 224	+40%

Operating profit
Publishing	$ 156	$ 108	+44%
Broadcasting and Entertainment	71	84	-16%
Interactive	(10)	(11)	+9%
Corporate expenses	(14)	(9)	-59%

Total operating profit	$ 203	$ 172	+18%

*EBITDA is defined as earnings before interest, taxes, depreciation, amortization, equity results and non-operating items. The Company has presented EBITDA because it is comparable to the data provided by other companies in the industry and is a common alternative measure of performance. Although comparable, the Company’s definition of EBITDA may not be consistent with that of other companies. EBITDA does not represent cash provided by operating activities as reflected in the Company’s consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Consolidated operating revenues for the 2001 first quarter rose 79% to $1.3 billion from $724 million in 2000, mainly due to the Times Mirror acquisition. Excluding Times Mirror, revenues decreased 5% in the first quarter due to declines in publishing and broadcasting and entertainment, partially offset by improvements in interactive revenues. Excluding all acquisitions and divestitures (“on a comparable basis”), revenues were down 6% due to declines in publishing and broadcasting and entertainment.

Consolidated operating profit grew 18% and EBITDA increased 40% in the first quarter of 2001. Publishing operating profit was up 44%, or $48 million, in the 2001 first quarter due to the Times Mirror acquisition. Excluding Times Mirror, publishing operating profit decreased 21%, or $23 million, mainly due to revenue declines at Chicago and higher newsprint expenses. Broadcasting and entertainment operating profit was down 16% to $71 million, primarily due to lower television revenues as a result of soft market conditions, partially offset by reductions in broadcast rights. Interactive reported improvements in the first quarter 2001 as its operating loss decreased to $10 million, compared with $11 million in 2000. The decrease was principally due to continued cost control initiatives and increased classified revenues. On a comparable basis, consolidated operating profit was down 23% and EBITDA decreased 18% in the first quarter of 2001.

Operating Expenses -- Consolidated operating expenses for the first quarter were as follows (in millions):

	First Quarter
	2001	2000	Change
Cost of sales	$ 506	$327	+55%
Selling, general and administrative	472	173	+173%
Depreciation and amortization of intangible assets	112	52	+114%

Total operating expenses	$1,090	$552	+97%

Cost of sales increased 55%, or $179 million, in the 2001 first quarter principally due to the Times Mirror merger. On a comparable basis, cost of sales decreased 1%, or $2 million, primarily due to lower broadcast rights, partially offset by higher newsprint expense. On a comparable basis, broadcast rights amortization decreased 8%, or $7 million, and newsprint expenses increased 11%, or $6 million.

Selling, general and administrative expenses (“SG&A”) were up 173%, or $299 million, in the 2001 first quarter as a result of the Times Mirror merger. On a comparable basis and excluding corporate expenses, SG&A expenses fell 3%, or $5 million, in the first quarter of 2001. Corporate expenses grew 59% to $14 million in the 2001 first quarter primarily due to the Times Mirror acquisition.

The increase in depreciation and amortization of intangible assets reflects the acquisitions and capital expenditures made in 2001 and 2000.

PUBLISHING

Operating Revenues and Profit -- The following table presents publishing operating revenues, EBITDA and operating profit for daily newspapers and other publications/services for the first quarter. The latter category includes syndication of editorial products, advertising placement services, niche and weekly publications, direct mail operations, cable television news programming, distribution of entertainment listings and other publishing-related activities.

	First Quarter
(In millions)	2001	2000	Change
Operating revenues
Daily newspapers	$885	$369	+139%
Other publications/services	104	38	+174%

Total	$989	$407	+143%

Revenues excluding Times Mirror
Daily newspapers	$349	$369	-6%
Other publications/services	40	38	+4%

Total	$389	$407	-5%

EBITDA
Daily newspapers	$216	$126	+72%
Other publications/services	18	4	*

Total	$234	$130	+80%

EBITDA excluding Times Mirror
Daily newspapers	$100	$126	-21%
Other publications/services	5	4	+23%

Total	$105	$130	-19%

Operating profit
Daily newspapers	$147	$106	+38%
Other publications/services	9	2	*

Total	$156	$108	+44%

Operating profit excluding Times Mirror
Daily newspapers	$ 83	$106	-22%
Other publications/services	3	2	+45%

Total	$ 86	$108	-21%

*Not meaningful.

Publishing operating revenues for the 2001 first quarter increased 143% to $989 million, due to Times Mirror. Excluding Times Mirror, publishing revenues were down 5%, or $18 million, in the 2001 first quarter. Excluding Times Mirror and the Virginia Division (“on a comparable basis”), publishing revenues decreased 5%, or $20 million, primarily due to declines in Chicago. Total advertising revenues, excluding Times Mirror, were 5% lower in the 2001 first quarter.

Operating profit for the 2001 first quarter grew 44% to $156 million due to the acquisition of Times Mirror. On a comparable basis, operating profit for 2001 decreased 21%, or $23 million, mainly as a result of revenue declines in Chicago and higher newsprint expenses. Excluding Times Mirror, 2001 first quarter daily newspaper operating profit margins declined to 23.7% from 28.8% in 2000.

Publishing operating revenues excluding Times Mirror, by classification, for the first quarter were as follows (in millions):

	First Quarter
	2001	2000	Change
Advertising
Retail	$113	$108	+5%
National	59	64	-8%
Classified	122	139	-12%

Total advertising	294	311	-5%
Circulation	59	61	-3%
Other	36	35	+1%

Total revenues	$389	$407	-5%

Excluding Times Mirror, total advertising revenues declined 5% in the 2001 first quarter. Retail advertising was up 5%, or $5 million, due to strong food/drug and department store advertising. National advertising revenue for the first quarter of 2001 was down 8%, primarily due to declines in dot.coms, entertainment/movies and financial services. Classified advertising revenues declined 12% in the 2001 first quarter primarily due to a 27% overall decline in the help wanted category.

Advertising linage, excluding Times Mirror, for the first quarter was as follows:

	First Quarter
(Inches in thousands)	2001	2000	Change
Full run
Retail	716	720	-1%
National	315	361	-13%
Classified	1,687	1,673	+1%

Total full run	2,718	2,754	-1%
Part run	2,744	2,505	+10%

Total inches	5,462	5,259	+4%

Preprint pieces* (in millions)	1,064	1,031	+3%

* Preprint amounts have been restated to reflect pieces, rather than inches, for both periods presented.

Excluding Times Mirror, full run advertising linage decreased 1% in the first quarter primarily due to a 13% drop in national advertising. Full run retail advertising linage was down 1% in the 2001 first quarter due to a decline in Chicago, partially offset by slight increases at the remaining newspapers. Full run classified advertising linage increased 1% in the first quarter of 2001 primarily due to increases in Orlando and Fort Lauderdale, partially offset by declines in Chicago and Newport News. Part run advertising linage was up 10% in the 2001 first quarter with all four newspapers reporting gains over the 2000 first quarter. Preprint advertising pieces rose 3% in the first quarter due to increases in Chicago, Fort Lauderdale and Orlando.

Excluding Times Mirror, circulation revenues declined 3% from lower daily and Sunday copy sales. Total average daily circulation decreased 3% to 1,255,000 copies in the first quarter of 2001 and total average Sunday circulation decreased 3% to 1,901,000 copies.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Excluding Times Mirror, other revenues increased 1% in the 2001 first quarter due to increases in direct mail and commercial printing operations.

Operating Expenses -- Publishing operating expenses increased 178%, or $534 million, in the first quarter primarily due to Times Mirror. Excluding Times Mirror, expenses grew 1%, or $4 million, due to an increase in newsprint and ink and compensation expenses, partially offset by declines in depreciation and amortization and other cash expenses. Excluding Times Mirror, newsprint and ink expense grew 12%, or $6 million, in the first quarter of 2001, as average newsprint costs increased 18% while consumption declined 6%. On the same basis, compensation expense was up 4%, or $4 million, while depreciation and amortization decreased 15%, or $3 million, and other cash expenses were down 9%, or $3 million.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit -- The following table presents operating revenues, EBITDA and operating profit for television, radio and entertainment/other for the first quarter. Entertainment/other includes Tribune Entertainment and the Chicago Cubs.

	First Quarter
(In millions)	2001	2000	Change
Operating revenues
Television	$ 264	$ 286	-8%
Radio	12	13	-5%
Entertainment/other	14	13	+9%

Total operating revenues	$ 290	$ 312	-7%

EBITDA
Television	$ 102	$ 113	-10%
Radio	4	4	+12%
Entertainment/other	(6)	(5)	-36%

Total EBITDA	$ 100	$ 112	-11%

Operating profit
Television	$ 74	$ 86	-14%
Radio	4	3	+14%
Entertainment/other	(7)	(5)	-28%

Total operating profit	$ 71	$ 84	-16%

Broadcasting and entertainment operating revenues decreased 7% to $290 million in the 2001 first quarter mainly due to lower television revenues. Television revenues dropped 8%, or $22 million, as a result of soft market conditions, including significant decreases in automotive and dot.com advertising at many of the Company’s television stations. Automotive advertising was down 18% and dot.com advertising decreased from 4% of total revenues to 1%. Combined, automotive and dot.com accounted for over half of the decline in television revenues. These declines were slightly offset by acquisitions of stations in Atlanta and New Orleans (February 2000). Excluding the impact of the acquisitions (“on a comparable basis”), television revenues were down 9% in the first quarter. Radio revenues decreased 5% in the first quarter mainly due to a decline in Chicago. Entertainment/other revenues were up 9%, or $1 million, in the first quarter of 2001 due to higher Cubs spring training revenues resulting from two additional games in the 2001 first quarter compared with the 2000 first quarter and increases at Tribune Entertainment from the show Andromeda.

Operating profit for broadcasting and entertainment was down 16% to $71 million in the 2001 first quarter primarily due to declines in television. Television operating profit decreased 14% in the 2001 first quarter to $74 million as a result of soft advertising conditions, including a significant decrease in automotive and dot.com advertising. On a comparable basis, television operating profit was down 16% in the 2001 first quarter.

Operating Expenses -- Broadcasting and entertainment operating expenses declined 4%, or $8 million, in the first quarter of 2001. The decrease was primarily due to lower broadcast rights amortization. On a comparable basis, broadcasting and entertainment operating expenses were down 5%, or $11 million, in the 2001 first quarter, due to decreased broadcast rights amortization and lower sales and promotion costs, partially offset by higher compensation costs. On a comparable basis, broadcast rights amortization decreased 8%, or $7 million, in the 2001 first quarter. Sales and promotion costs were down 19%, or $3 million, for the 2001 first quarter as compared to the same period in 2000 due to lower revenues. Compensation expense increased 3%, or $2 million, in the 2001 first quarter due to the launch of one prime time and four morning news programs in 2000.

INTERACTIVE

Operating Revenues and Profit -- The following table presents interactive operating revenues, EBITDA and operating loss for the first quarter (in millions):

	First Quarter
	2001	2000	Change
Operating revenues	$ 14	$ 5	+161%
EBITDA	(7)	(10)	+31%
Operating loss	(10)	(11)	+9%

The interactive segment’s revenues are derived primarily from advertising sales. Banner and sponsorship advertising is sold to local and national customers. Classified advertising revenues are mainly derived from two sources: bundling print and online classified advertising with the Company’s daily newspapers and selling online-only classified products.

Interactive’s first quarter 2001 operating revenues increased 161% to $14 million. Excluding Times Mirror, revenues increased 34% to $7 million during the first quarter of 2001 primarily due to increased classified revenues in Chicago, Fort Lauderdale and Orlando.

Interactive’s operating loss decreased to $10 million in the 2001 first quarter compared with $11 million in 2000, primarily due to continued cost control initiatives and increased classified revenues.

Operating Expenses -- Interactive expenses were up 45%, or $7 million, in the first quarter 2001 primarily due to the acquisition of Times Mirror. In the first quarter of 2001, compensation expense increased $3 million and affiliate fees increased $1 million.

CORPORATE EXPENSES

Corporate expenses for the 2001 first quarter grew 59% to $14 million from $9 million in the first quarter of 2000 mainly due to the Times Mirror acquisition.

EQUITY RESULTS

Net loss on equity investments totaled $20 million in the 2001 first quarter, compared with $18 million in 2000. The increase was mainly due to additional losses from CareerBuilder, BrassRing and iBlast, partially offset by improvements at The WB Network and income from the TMCT partnerships.

INTEREST AND INCOME TAXES

Interest expense for the 2001 first quarter increased 112% to $65 million from $31 million last year due to interest on debt used to fund the Times Mirror merger and the assumption of Times Mirror’s existing debt. Interest income for the 2001 first quarter was $2 million compared with $14 million last year, as excess cash was used to fund the Times Mirror acquisition and pay down debt.

The effective tax rate, excluding non-operating items, was 46% and 40% in the 2001 and 2000 first quarters, respectively. The higher effective tax rate in the 2001 first quarter was mainly due to non-deductible amortization related to the Times Mirror acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by continuing operations in the first quarter was $173 million in 2001 down from $325 million in 2000 due to changes in working capital requirements. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and stock.

Net cash used for investments of continuing operations totaled $47 million in the first quarter of 2001. The Company spent $44 million for capital expenditures and $28 million for acquisitions and investments. The Company received $11 million from the sale of investments and $22 million to complete the sale of its education segment.

Net cash used for financing activities in the 2001 first quarter was $123 million due to the purchase of treasury stock, payment of dividends, and repayments of long-term debt, partially offset by sales of stock to employees and issuance of commercial paper. In the first quarter of 2001, the Company repurchased 2.7 million shares of its common stock for $106 million. At April 1, 2001, the Company had authorization to repurchase an additional $1.9 billion of its common stock. The Company repaid $29 million of long-term debt during the first quarter of 2001, including $26 million for the PEPS which matured during the quarter. Quarterly dividends on the Company’s common stock increased 10% to $.11 per share from $.10 per share in 2000.

The Company has revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $2.0 billion. As of April 1, 2001, no amounts were borrowed under the credit agreements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following represents an update of the Company’s market-sensitive financial information. This information contains forward-looking statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2000.

EQUITY PRICE RISKS

Available-for-sale securities. The Company has common stock investments in several publicly traded companies that are subject to market price volatility. Except for 16.0 million shares of AOL Time Warner common stock and 5.5 million shares of Mattel common stock (see discussion below), these investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in the accumulated other comprehensive income component of shareholders’ equity.

The following analysis presents the hypothetical change in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			April. 1, 2001	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

Common stock
investments in
public companies	$210	$240	$270	$300 (1)	$330	$360	$390

        (1)   Includes approximately 6.3 million shares of AOL Time Warner common stock valued at $254 million. Excludes 16.0 million shares of AOL Time Warner common stock and 5.5 million shares of Mattel common stock, see discussion below.

During the last 12 quarters, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in 10 of the quarters, by 20% or more in six of the quarters and by 30% or more in five of the quarters.

Derivatives and related trading securities. The Company has issued 8.0 million PHONES indexed to the value of its investment in 16.0 million shares of AOL Time Warner common stock and 4.6 million DECS indexed to the value of its investment in 5.5 million shares of Mattel common stock (see Notes 8 and 9 to the Company’s Consolidated Financial Statements in the 2000 Annual Report on Form 10-K). Beginning in the second quarter of 1999, these investments in AOL Time Warner and Mattel stock are classified as trading securities, and changes in their fair values, net of the changes in the fair values of the related derivative components of the PHONES and the DECS, are recorded in the statement of income.

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. At April 1, 2000, the PHONES fair value was approximately $776 million. Since the issuance of the PHONES in April 1999, changes in the fair value of the PHONES have partially offset changes in the fair value of the related AOL Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related AOL Time Warner shares.

At maturity, the DECS will be repaid using shares of Mattel common stock or, at the Company’s option, the cash equivalent thereof. The number of Mattel shares due at maturity, or the cash equivalent thereof, is based on the fair market value of the Mattel common stock, adjusted using a predetermined formula that allocates a portion of the appreciation, if any, to the Company. Holders of the DECS bear the full risk of a decline in the value of Mattel common stock. The fair value of the DECS was $96 million at April 1, 2001. Since the issuance of the DECS in August 1998, changes in the fair value of the DECS have substantially offset changes in the fair value of the related Mattel shares. There may be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the DECS and the related Mattel shares.

The following analysis presents the hypothetical change in the fair value of the Company’s 16.0 million shares of AOL Time Warner common stock related to the PHONES and 5.5 million shares of Mattel common stock related to the DECS, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			April 1, 2001	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

AOL Time Warner common stock	$450	$514	$578	$642	$707	$771	$835
Mattel common stock	69	78	88	98	108	118	127

During the last 12 quarters, market price movements have caused the fair value of the Company’s 16.0 million shares in AOL Time Warner common stock to change by 10% or more in nine of the quarters, by 20% or more in five of the quarters and by 30% or more in four of the quarters. For the Company’s 5.5 million shares in Mattel common stock, market price movements have caused the fair value to change by 10% or more in 11 of the quarters, by 20% or more in five of the quarters and by 30% or more in two of the quarters.

PART II.   OTHER INFORMATION

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a) The Company held its annual meeting of shareholders on May 8, 2001.

(b) No answer required.

(c) Proposal 1 involved the election of five directors to serve until the 2004 Annual Meeting. Those directors and the voting results were as follows:

	Votes "For"	Votes "Withheld"

Jeffrey Chandler	279,024,780	4,175,404
John W. Madigan	278,794,115	4,406,069
Nancy Hicks Maynard	279,324,403	3,875,781
James J. O'Connor	279,104,255	4,095,929
Arnold R. Weber	279,258,481	3,941,703

Proposal 2 involved the ratification of the selection of PricewaterhouseCoopers LLP to serve as the Company’s independent accountants for 2001. The voting results were as follows:

Votes "For"	Votes "Against"	Votes "Abstained"

280,580,352	1,299,417	1,320,415

(d) Not applicable

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

TRIBUNE COMPANY (Registrant)
Date: May 15, 2001	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)