Form 10-K/A
period 2000-12-31
TRIBUNE CO
filed 2001-06-28
CIK 726513

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2000

Commission file number 1-8572

TRIBUNE COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1880355 (I.R.S. Employer Identification No.)
435 North Michigan Avenue Chicago, Illinois (Address of principal executive offices)	60611 (Zip code)

Registrant's telephone number, including area code: (312) 222-9100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock ($.01 par value per share) Preferred Share Purchase Rights	Name of each exchange on which registered New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange
6 ¼% Exchangeable Notes Due August 15, 2001 2% Exchangeable Subordinated Debentures Due 2029	New York Stock Exchange New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No __.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates on June 15, 2001, based upon the closing price of the Company’s Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $8,696,000,000.

        At June 15, 2001 there were 297,527,598 shares outstanding of the Company's Common Stock ($.01 par value per share), excluding 84,244,691 shares held by subsidiaries and affiliates of the Company.

        The following documents are incorporated by reference, in part:

        Definitive Proxy Statement for the May 8, 2001 Annual Meeting of Shareholders (Part III, to the extent described therein).

SIGNATURE

        The undersigned registrant hereby amends the following items, financial statements, exhibits or other portions of its Annual Report on Form 10-K for 2000 as set forth in the pages attached hereto:

(a)	Exhibit 23.1, Consent of Independent Accountants, is filed herewith.
(b)	Exhibit 23.2, Consent of Independent Auditors, is filed herewith.
(c)

Exhibit 99, Financial statements relating to the Tribune Company Savings Incentive Plan, the KTLA Inc. Hourly Employees’ Retirement Plan, the WPIX, Inc. Hourly Employees’ Retirement Plan, the Tribune Company Defined Contribution Retirement Plan, the Chicago Tribune Tax Deferred Investment Plan for Machinists and the Times Mirror Savings Plus Plan, is filed herewith.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBUNE COMPANY (Registrant)
Date: June 28, 2001	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)

   EXHIBIT 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-18921, 333-66077 and 333-74961) and in the Registration Statements on Form S-8 (File Nos. 2-90727, 33-21853, 33-26239, 33-47547, 33-59233, 333-00575, 333-03245, 333-18269 and 333-35422) of Tribune Company of our reports dated June 27, 2001 relating to the financial statements of Tribune Company Savings Incentive Plan and the KTLA Inc. Hourly Employees’ Retirement Plan, which appear in this Form 10-K/A.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
June 28, 2001

   EXHIBIT 23.2

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-18921, 333-66077 and 333-74961) and on Form S-8 (File Nos. 2-90727, 33-21853, 33-26239, 33-47547, 33-59233, 333-00575, 333-03245, 333-18269 and 333-35422) of Tribune Company of our report dated June 15, 2001 relating to the financial statements of the Times Mirror Savings Plus Plan for the year ended December 31, 2000, which appears in this Form 10-K/A.

/s/ Ernst & Young LLP
ERNST & YOUNG LLP

Chicago, Illinois
June 26, 2001

   EXHIBIT 99

TRIBUNE COMPANY

INDEX

	Page
Tribune Company Savings Incentive Plan		3
Report of Independent Accountants		4
Financial Statements:
Statements of net assets available for benefits
at December 31, 2000 and 1999		5
Statement of changes in net assets available for benefits
for the year ended December 31, 2000		6
Notes to financial statements	7 -	12
Supplemental Schedule:
Schedule H, Line 4(i) Schedule of assets held for
investment purposes at December 31, 2000		13

KTLA Inc. Hourly Employees' Retirement Plan		14
Report of Independent Accountants		15
Financial Statements:
Statements of net assets available for benefits
at December 31, 2000 and 1999		16
Statement of changes in net assets available for benefits
for the year ended December 31, 2000		17
Notes to financial statements	18 -	22
Supplemental Schedule:
Schedule H, Line 4(i) Schedule of assets held for
investment purposes at December 31, 2000		23

WPIX, Inc. Hourly Employees' Retirement Plan (Unaudited)		24
Financial Statements:
Statements of net assets available for benefits
at December 31, 2000 and 1999 (unaudited)		25
Statement of changes in net assets available for benefits
for the year ended December 31, 2000 (unaudited)		26
Notes to financial statements (unaudited)	27 -	31
Supplemental Schedule:
Schedule H, Line 4(i) Schedule of assets held for
investment purposes at December 31, 2000 (unaudited)		32

	Page
Tribune Company Defined Contribution Retirement Plan (Unaudited)		33
Financial Statements:
Statements of net assets available for benefits
at December 31, 2000 and 1999 (unaudited)		34
Statement of changes in net assets available for benefits
for the year ended December 31, 2000 (unaudited)		35
Notes to financial statements (unaudited)	36 -	41
Supplemental Schedule:
Schedule H, Line 4(i) Schedule of assets held for
investment purposes at December 31, 2000 (unaudited)		42

Chicago Tribune Tax Deferred Investment Plan for Machinists (Unaudited)		43
Financial Statements:
Statements of net assets available for benefits
at December 31, 2000 and 1999 (unaudited)		44
Statement of changes in net assets available for benefits
for the year ended December 31, 2000 (unaudited)		45
Notes to financial statements (unaudited)	46 -	50
Supplemental Schedule:
Schedule H, Line 4(i) Schedule of assets held for
investment purposes at December 31, 2000 (unaudited)		51

Times Mirror Savings Plus Plan		52
Report of Independent Auditors		53
Financial Statements:
Statements of net assets available for benefits
at December 31, 2000 and 1999		54
Statement of changes in net assets available for benefits
for the year ended December 31, 2000		55
Notes to financial statements	56 -	62
Supplemental Schedule:
Schedule H, Line 4(i) Schedule of assets (held at end of year)		63

All other schedules of additional financial information required by Section 2520.103-10 of the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA have been omitted because they are not applicable.

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

REPORT OF INDEPENDENT ACCOUNTANTS

To the Participants and Administrator
of the Tribune Company Savings Incentive Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Tribune Company Savings Incentive Plan (the “Plan”) at December 31, 2000 and 1999, and the changes in net assets available for benefits for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets held for investment purposes at December 31, 2000 is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
June 27, 2001

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	December 31,
Assets:	2000	1999
Investments, at fair value (See Note 1)	$509,607,655	$571,075,914
Receivables:
Contributions from participants	707,142	689,083
Contributions from Tribune Company	88,699	97,185

Net assets available for benefits	$510,403,496	$571,862,182

See notes to financial statements.

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

Year Ended
December 31, 2000
Net investment income (loss):
Interest and dividends	$ 18,316,385
Net depreciation in fair value of investments (See Note 1)	(67,462,644)

Net investment loss	(49,146,259)

Contributions from participants	29,830,666

Contributions from Tribune Company	3,134,660

Net transfers of assets from other benefit plans	5,222,439

Distributions to participants or their beneficiaries	(49,880,341)

Administrative fees	(619,851)

Decrease in net assets available for benefits	(61,458,686)

Net assets available for benefits:
Beginning of year	571,862,182

End of year	$ 510,403,496

See notes to financial statements.

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - PLAN DESCRIPTION

The following brief description of the Tribune Company Savings Incentive Plan (the “Plan”) is provided for general information purposes. Participants should refer to the Plan document for more complete information.

General

The Plan was established effective April 1, 1985, by Tribune Company (the “Company”). The Plan is a defined contribution plan covering eligible salaried and hourly employees of the Company and participating subsidiaries. Separate benefit accounts are maintained for each participant.

The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company believes that the Plan will continue without interruption, but reserves the right to terminate the Plan at any time. In the event of Plan termination, distributions will be made in accordance with the provisions of ERISA.

Employees of the Company and participating subsidiaries are generally eligible to participate if they are 21 years of age, except for employees covered by collective bargaining agreements which do not provide for their participation in the Plan.

On July 3, 2000, the assets of the 401(k) plan for KCPQ-TV were merged into the Plan. On August 1, 2000, the portion of the Dudley Communications 401(k) plan covering employees at KTWB-TV was merged into the Plan. KCPQ-TV was acquired by the Company in March 1999. KTWB-TV was acquired by the Company in June 1998.

Pursuant to the Internal Revenue Code (“IRC”) Section 401(a)(28), participants in the Company’s Employee Stock Ownership Plan (“ESOP”) who are at least age 55 and have 10 or more years of ESOP participation are eligible to transfer a portion of their ESOP account balance to the Plan. Participants transferred assets of $1,985,829 from their ESOP account balances into the Plan during 2000.

Plan administration

The Plan is administered by Tribune Company Employee Benefit Committee, which is appointed by the board of directors of the Company. The Plan’s trustee, Vanguard Fiduciary Trust Company (“Vanguard” or the “Trustee”), is responsible for the custody and management of the Plan’s assets.

Contributions

Participants may elect to make before-tax (“salary reduction”) contributions of 1% to 15% of their compensation (as defined in the Plan) subject to Plan and Internal Revenue Service (“IRS”) limits. Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers seven investment alternatives (six mutual funds and the Tribune Company Stock Fund). After the first full year of service, the Company makes a contribution to the Plan in an amount equal to 25% of the first 4% of participant before-tax contributions for that period. The Company contribution is allocated according to the participants’ investment elections.

Participants may elect to have all or a percentage (in 1% increments) of their contributions and their share of the Company’s contributions invested in or transferred among one or more of the investment funds. Participants’ may elect that 100% of their contributions and 100% of their share of the Company’s matching contributions be invested in the Tribune Company Stock Fund. The Trustee’s purchases of Tribune Company common stock are made in the open market. Participants may change their investment options effective with the next pay period. Participants may make interfund transfers on a daily basis.

Participant contribution rollovers are held in the Vanguard Money Market Reserves - Prime Portfolio - Short Term Investment Fund Account until the rollover allocation is effected.

Participants' accounts

Each participant’s account is credited with the participant’s contribution and allocations of (a) the Company’s contribution and (b) Plan earnings, and charged with an allocation of administrative expenses. Allocations are based on participant earnings or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s vested account.

Investments

The Plan’s investment assets are held by the Trustee. Separate investment funds are maintained under the Plan.

The funds available to participants include:

(a)

The Vanguard Prime Money Market Fund, a publicly traded mutual fund which seeks to provide high income and a stable share price of $1 by investing in short-term, high quality money market instruments issued by financial institutions, non-financial institutions, the U.S. government and federal agencies. The Vanguard Prime Money Market Fund also reserves the right to invest, to a limited extent, in stock futures and options contracts, warrants, convertible securities and swap agreements, which are types of derivatives;

(b)	The Vanguard Institutional Index Fund, a publicly traded mutual fund which seeks to provide long-term growth of capital and income from dividends by holding all of the 500 stocks that make up the unmanaged Standard & Poor’s 500 Composite Stock Price Index, a widely recognized benchmark of U.S. stock market performance. The Vanguard Institutional Index Fund also reserves the right to invest, to a limited extent, in stock futures and options contracts, warrants, convertible securities and swap agreements;

(c)

The Tribune Company Stock Fund, which seeks to provide the potential for long-term growth through investing in shares of the common stock of Tribune Company. The fund is a unitized fund and is available exclusively to Plan participants. The share price of Tribune Company common stock at December 31, 2000 and December 31, 1999 was $42.25 and $55.06, respectively;

(d)

The Vanguard Wellington Fund, a publicly traded mutual fund which seeks to provide income and long-term growth of capital, without undue risk to capital, by investing about 65% of its assets in stocks and the remaining 35% in bonds. The Vanguard Wellington Fund also reserves the right to invest, to a limited extent, in stock futures and options contracts, warrants, convertible securities and swap agreements;

(e)

The Vanguard International Growth Fund, a publicly traded mutual fund which seeks to provide long-term growth of capital by investing in stocks of high-quality, seasoned companies based outside the United States. Stocks are selected from more than 15 countries;

(f)

The Vanguard Total Bond Market Index Fund, a publicly traded mutual fund which seeks to provide a high level of interest income by attempting to match the performance of the unmanaged Lehman Brothers Aggregate Bond Index, a widely recognized measure of the entire taxable U.S. bond market; and

(g)

The Vanguard Explorer Fund, a publicly traded mutual fund which seeks to provide long-term growth of capital by investing in a diversified group of small-company stocks with prospects for above-average growth. Small companies are defined as those with total market values of $100 million to $1 billion.

Cash and short-term marketable securities may be held in any or all of these funds pending investment and/or to facilitate distributions of reallocations.

The following presents investments that represent 5% or more of the Plan's net assets:

	December 31,
	2000	1999
Vanguard Prime Money Market Fund; 61,440,805 units
and 63,889,001 units (par $1), respectively	$ 61,440,805	$ 63,889,001
Vanguard Institutional Index Fund; 1,533,488 units
and 1,616,815 units, respectively	185,122,612	216,685,597
Tribune Company Stock Fund; 5,854,346 units and
5,498,800 units, respectively	149,285,828	182,835,092
Vanguard Wellington Fund; 2,079,224 units and 2,210,131
units, respectively	58,654,908	61,795,255

During 2000, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value by $67,462,644 as follows:

Mutual funds	$(26,154,466)
Tribune Company Stock Fund	(41,308,178)

Net depreciation in fair value of investments	$(67,462,644)

Vesting

Participants are, at all times, 100% vested in their accounts.

Distributions

Distributions of account balances are generally made to participants in a single sum payment. Participants whose employment terminates due to retirement, disability or death may elect to receive their account balances in substantially equal installments over a fixed period, in lieu of a single sum distribution. Distributions are made in cash, except that participants may elect to receive the portion invested in the Tribune Company Stock Fund in whole shares of Tribune Company common stock.

Distributions are recorded when paid. Benefit claims that have been processed and approved for payment prior to December 31 but not yet distributed as of that date are shown as a liability on the Form 5500. At December 31, 2000 and 1999, all benefit claims that were processed and approved for payment had been distributed.

Withdrawals

Participants who are totally and permanently disabled may elect to withdraw their account balances through written notice to the Tribune Company Employee Benefits Committee at any time. Also, participants who have attained age 59 ½ may elect to withdraw their balances by written notice to the Tribune Company Employee Benefits Committee, but upon doing so will cease to be eligible to make salary reduction contributions for one year.

Participants may make withdrawals of any part or all of the balance in their salary reduction contribution accounts, prior to termination, in order for the participant to meet an immediate and significant financial need for which a withdrawal would be permitted by IRS regulations. A participant may make only one hardship withdrawal during any Plan year. Participants who make hardship withdrawals will cease to be eligible to make salary reduction contributions for one year.

Participant loans

The Plan permits participants to borrow from their fund accounts a minimum of $1,000 up to a maximum equal to the lesser of $50,000 or 50% of their account balance. Loan transactions are treated as a transfer to (from) the investment fund from (to) the Participant Loans fund. Loan terms range from one to five years. The loans are secured by the balance in the participant’s account. The interest rate for a loan is the Prime rate on the last business day of the prior month and is fixed for the life of the loan. Principal and interest are paid ratably through payroll deductions.

Plan termination

The Company has the right to amend or terminate the Plan at any time.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements of the Plan are presented on the accrual basis of accounting.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of additions and deductions during the reporting period. Actual results could differ from those estimates.

Valuation of investments

The Plan’s investments are stated at fair value. Publicly traded funds are valued at quoted market prices on the last business day of the Plan year. The Tribune Company Stock Fund is valued at the unit closing price as determined by the Trustee on the last business day of the Plan year. Participant loans are valued at cost, which approximates fair value.

Net depreciation in fair value of investments includes both realized gains and losses in investments sold and unrealized gains and losses in investments held at the end of the year.

Administrative fees

Administrative fees are paid by the Plan, if not previously paid by the Company.

NOTE 3 - INCOME TAX STATUS

The Company has an Internal Revenue Service determination letter dated June 14, 1996 that ruled the Plan qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the Code), and the underlying trust is, therefore, exempt from Federal income taxes under Section 501(a) of the Code. The Plan has been amended since receiving the determination letter. The Plan is required to operate in conformity with the Code to maintain its tax qualification. The Company is not aware of any course of action or series of events that have occurred which might adversely affect the Plan’s qualified status.

NOTE 4 - RELATED PARTY TRANSACTIONS

Vanguard acts as Plan trustee at December 31, 2000. Certain plan assets are invested in mutual funds administered by Vanguard.

NOTE 5 - RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several investment securities and instruments. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants’ account balances and the amounts reported in the statement of net assets available for plan benefits and the statements of changes in net assets available for plan benefits. The Plan administrator does not anticipate any significant adverse effect on the Plan’s financial position resulting from its investment in securities and instruments. No collateral or other security is required by the Trustee to collateralize these financial statements.

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

Schedule H, Line 4(i) - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
AT DECEMBER 31, 2000

	Shares/Units or	Current
Identity of Issue or Borrower	Interest Rate	Value

* Vanguard Prime Money Market Fund	61,440,805	$ 61,440,805

* Vanguard Money Market Reserves - Prime Portfolio -
Short Term Investment Fund Account	55,859	55,859

* Vanguard Institutional Index Fund	1,533,488	185,122,612

* Tribune Company Stock Fund	5,854,346	149,285,828

* Vanguard Wellington Fund	2,079,224	58,654,908

* Vanguard International Growth Fund	933,789	17,620,603

* Vanguard Total Bond Market Index Fund	1,138,583	11,340,283

* Vanguard Explorer Fund	273,509	16,435,146

* Participant loans receivable maturing from January 2001
to January 2006	7.75% - 10.35%	9,651,611

Total Assets Held for Investment Purposes		$509,607,655

*Party-in-interest

KTLA INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

REPORT OF INDEPENDENT ACCOUNTANTS

To the Participants and Administrator
of the KTLA Inc. Hourly Employees' Retirement Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the KTLA Inc. Hourly Employees’ Retirement Plan (the “Plan”) at December 31, 2000 and 1999, and the changes in net assets available for benefits for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental schedule of assets held for investment purposes at December 31, 2000 is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
June 27, 2001

KTLA INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	December 31,
Assets:	2000	1999
Investments, at fair value (See Note 1)	$10,313,571	$11,458,926
Receivables:
Contributions from participants	10,263	–
Contributions from Tribune Company	7,357	–

Net assets available for benefits	$10,331,191	$11,458,926

See notes to financial statements.

KTLA INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

Year Ended
December 31, 2000
Net investment income (loss):
Interest and dividends	$ 379,731
Net depreciation in fair value of investments (See Note 1)	(1,213,585)

Net investment loss	(833,854)

Contributions from participants	269,790

Contributions from Tribune Company	193,085

Distributions to participants or their beneficiaries	(747,548)

Administrative fees	(9,208)

Decrease in net assets available for benefits	(1,127,735)

Net assets available for benefits:
Beginning of year	11,458,926

End of year	$ 10,331,191

See notes to financial statements.

KTLA INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - PLAN DESCRIPTION

The following brief description of the KTLA Inc. Hourly Employees’ Retirement Plan (the “Plan”) is provided for general information purposes. Participants should refer to the Plan document for more complete information.

General

The Plan was established effective December 28, 1992 by Tribune Company (the “Company”). The Plan is a defined contribution plan that covers the International Alliance of Theatrical Stage Employees (“IATSE”) union at KTLA Inc. (“KTLA”) who meet age and service requirements. Separate benefit accounts are maintained for each participant.

The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company believes that the Plan will continue without interruption, but reserves the right to terminate the Plan at any time. In the event of Plan termination, distributions will be made in accordance with the provisions of ERISA.

Plan administration

The Plan is administered by Tribune Company Employee Benefit Committee, which is appointed by the board of directors of the Company. The Plan’s trustee, Vanguard Fiduciary Trust Company (“Vanguard” or the “Trustee”), is responsible for the custody and management of the Plan’s assets.

Contributions

Participants may elect to make before-tax (“salary reduction”) contributions of 1% to 15% of their compensation (as defined in the Plan) subject to Plan and Internal Revenue Service (“IRS”) limits. Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers seven investment alternatives (six mutual funds and the Tribune Company Stock Fund). The Company makes a contribution of 3% of employee’s eligible compensation to the Plan. The Company contribution is allocated according to the participants’ investment elections.

Participants may elect to have all or a percentage (in 1% increments) of their contributions and their share of the Company’s contributions invested in or transferred among one or more of the investment funds. Participants’ may elect that 100% of their contributions and 100% of their share of the Company’s matching contributions be invested in the Tribune Company Stock Fund. The Trustee’s purchases of Tribune Company common stock are made in the open market. Participants may change their investment options effective with the next pay period. Participants may make interfund transfers on a daily basis.

Participant contribution rollovers are held in the Vanguard Money Market Reserves - Prime Portfolio - Short Term Investment Fund Account until the rollover allocation is effected.

Participants' accounts

Each participant’s account is credited with the participant’s contribution and allocations of (a) the Company’s contribution and (b) Plan earnings, and charged with an allocation of administrative expenses. Allocations are based on participant earnings or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s vested account.

Investments

The Plan’s investment assets are held by the Trustee. Separate investment funds are maintained under the Plan.

The funds available to participants include:

(a)

The Vanguard Prime Money Market Fund, a publicly traded mutual fund which seeks to provide high income and a stable share price of $1 by investing in short-term, high quality money market instruments issued by financial institutions, non-financial institutions, the U.S. government and federal agencies. The Vanguard Prime Money Market Fund also reserves the right to invest, to a limited extent, in stock futures and options contracts, warrants, convertible securities and swap agreements, which are types of derivatives;

(b)

The Vanguard Institutional Index Fund, a publicly traded mutual fund which seeks to provide long-term growth of capital and income from dividends by holding all of the 500 stocks that make up the unmanaged Standard & Poor’s 500 Composite Stock Price Index, a widely recognized benchmark of U.S. stock market performance. The Vanguard Institutional Index Fund also reserves the right to invest, to a limited extent, in stock futures and options contracts, warrants, convertible securities and swap agreements;

(c)

The Tribune Company Stock Fund, which seeks to provide the potential for long-term growth through investing in shares of the common stock of Tribune Company. The fund is a unitized fund and is available exclusively to Plan participants. The share price of Tribune Company common stock at December 31, 2000 and December 31, 1999 was $42.25 and $55.06, respectively;

(d)

The Vanguard Wellington Fund, a publicly traded mutual fund which seeks to provide income and long-term growth of capital, without undue risk to capital, by investing about 65% of its assets in stocks and the remaining 35% in bonds. The Vanguard Wellington Fund also reserves the right to invest, to a limited extent, in stock futures and options contracts, warrants, convertible securities and swap agreements;

(e)

The Vanguard International Growth Fund, a publicly traded mutual fund which seeks to provide long-term growth of capital by investing in stocks of high-quality, seasoned companies based outside the United States. Stocks are selected from more than 15 countries;

(f)

The Vanguard Total Bond Market Index Fund, a publicly traded mutual fund which seeks to provide a high level of interest income by attempting to match the performance of the unmanaged Lehman Brothers Aggregate Bond Index, a widely recognized measure of the entire taxable U.S. bond market; and

(g)

The Vanguard Explorer Fund, a publicly traded mutual fund which seeks to provide long-term growth of capital by investing in a diversified group of small-company stocks with prospects for above-average growth. Small companies are defined as those with total market values of $100 million to $1 billion.

Cash and short-term marketable securities may be held in any or all of these funds pending investment and/or to facilitate distributions of reallocations.

The following presents investments that represent 5% or more of the Plan's net assets:

	December 31,
	2000	1999
Vanguard Prime Money Market Fund; 1,040,129 units
and 1,057,784 units (par $1), respectively	$1,040,129	$1,057,784
Vanguard Institutional Index Fund; 38,996 units
and 39,995 units, respectively	4,707,548	5,360,142
Tribune Company Stock Fund; 87,031 units and
74,075 units, respectively	2,219,288	2,462,995
Vanguard Wellington Fund; 59,608 units and 83,380
units, respectively	1,681,538	2,471,101

During 2000, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value by $1,213,585 as follows:

Mutual funds	$ (648,651)
Tribune Company Stock Fund	(564,934)

Net depreciation in fair value of investments	$(1,213,585)

Vesting

Participants are, at all times, 100% vested in their accounts.

Distributions

Distributions of account balances are generally made to participants in a single sum payment. Participants whose employment terminates due to retirement, disability or death may elect to receive their account balances in substantially equal installments over a fixed period, in lieu of a single sum distribution. Distributions are made in cash, except that participants may elect to receive the portion invested in the Tribune Company Stock Fund in whole shares of Tribune Company common stock.

Distributions are recorded when paid. Benefit claims that have been processed and approved for payment prior to December 31 but not yet distributed as of that date are shown as a liability on the Form 5500. At December 31, 2000 and 1999, all benefit claims that were processed and approved for payment had been distributed.

Withdrawals

Participants who are totally and permanently disabled may elect to withdraw their account balances through written notice to the Tribune Company Employee Benefits Committee at any time. Also, participants who have attained age 59 ½ may elect to withdraw their balances by written notice to the Tribune Company Employee Benefits Committee, but upon doing so will cease to be eligible to make salary reduction contributions for one year.

Participants may make withdrawals of any part or all of the balance in their salary reduction contribution accounts, prior to termination, in order for the participant to meet an immediate and significant financial need for which a withdrawal would be permitted by IRS regulations. A participant may make only one hardship withdrawal during any Plan year. Participants who make hardship withdrawals will cease to be eligible to make salary reduction contributions for one year.

Plan termination

Subject to any collective bargaining agreement, the Company has the right to amend or terminate the Plan at any time.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements of the Plan are presented on the accrual basis of accounting.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of additions and deductions during the reporting period. Actual results could differ from those estimates.

Valuation of investments

The Plan’s investments are stated at fair value. Publicly traded funds are valued at quoted market prices on the last business day of the Plan year. The Tribune Company Stock Fund is valued at the unit closing price as determined by the Trustee on the last business day of the Plan year.

Net depreciation in fair value of investments includes both realized gains and losses in investments sold and unrealized gains and losses in investments held at the end of the year.

Administrative fees

Administrative fees are paid by the Plan, if not previously paid by the Company.

NOTE 3 - INCOME TAX STATUS

The Company has an Internal Revenue Service determination letter dated February 6, 1996 that ruled the Plan qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the Code), and the underlying trust is, therefore, exempt from Federal income taxes under Section 501(a) of the Code. The Plan has been amended since receiving the determination letter. The Plan is required to operate in conformity with the Code to maintain its tax qualification. The Company is not aware of any course of action or series of events that have occurred which might adversely affect the Plan’s qualified status.

NOTE 4 - RELATED PARTY TRANSACTIONS

Vanguard acts as Plan trustee at December 31, 2000. Certain plan assets are invested in mutual funds administered by Vanguard.

NOTE 5 - RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several investment securities and instruments. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants’ account balances and the amounts reported in the statement of net assets available for plan benefits and the statements of changes in net assets available for plan benefits. The Plan administrator does not anticipate any significant adverse effect on the Plan’s financial position resulting from its investment in securities and instruments. No collateral or other security is required by the Trustee to collateralize these financial statements.

KTLA INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

Schedule H, Line 4(i) - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
AT DECEMBER 31, 2000

	Shares/Units or	Current
Identity of Issue or Borrower	Interest Rate	Value

* Vanguard Prime Money Market Fund	1,040,129	$1,040,129

* Vanguard Money Market Reserves - Prime Portfolio -
Short Term Investment Fund	9,858	9,858

* Vanguard Institutional Index Fund	38,996	4,707,548

* Tribune Company Stock Fund	87,031	2,219,288

* Vanguard Wellington Fund	59,608	1,681,538

* Vanguard International Growth Fund	11,392	214,972

* Vanguard Total Bond Market Index Fund	2,012	20,041

* Vanguard Explorer Fund	6,993	420,197

Total Assets Held for Investment Purposes		$ 10,313,571

* Party-in-interest

WPIX, INC. HOURLY EMPLOYEES’ RETIREMENT PLAN
UNAUDITED
FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

WPIX, INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	December 31,
	2000	1999
Assets:	UNAUDITED
Investments, at fair value (See Note 1)	$3,687,388	$3,440,649
Receivables:
Contributions from participants	12,010	–

Net assets available for benefits	$3,699,398	$3,440,649

See notes to financial statements.

WPIX, INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

Year Ended
December 31, 2000
UNAUDITED
Net investment income (loss):
Interest and dividends	$ 112,473
Net depreciation in fair value of investments (See Note 1)	(404,035)

Net investment loss	(291,562)

Contributions from participants	316,718

Contributions from Tribune Company	349,889

Net transfers of assets from other benefit plans	4,057

Distributions to participants or their beneficiaries	(112,473)

Administrative fees	(7,880)

Increase in net assets available for benefits	258,749

Net assets available for benefits:
Beginning of year	3,440,649

End of year	$ 3,699,398

See notes to financial statements.

WPIX, INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 - PLAN DESCRIPTION

The following brief description of the WPIX, Inc. Hourly Employees’ Retirement Plan (the “Plan”) is provided for general information purposes. Participants should refer to the Plan document for more complete information.

General

The Plan was established effective July 1, 1991, by Tribune Company (the “Company”). The Plan is a defined contribution plan that covers the International Brotherhood of Electrical Workers (“IBEW”) union at WPIX, Inc. (“WPIX”), who meet age and service requirements. Separate benefit accounts are maintained for each participant.

The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). In accordance with ERISA, an audit is not required for the Plan. The Company believes that the Plan will continue without interruption, but reserves the right to terminate the Plan at any time. In the event of Plan termination, distributions will be made in accordance with the provisions of ERISA.

Plan administration

The Plan is administered by Tribune Company Employee Benefit Committee, which is appointed by the board of directors of the Company. The Plan’s trustee, Vanguard Fiduciary Trust Company (“Vanguard” or the “Trustee”), is responsible for the custody and management of the Plan’s assets.

Contributions

Participants may elect to make before-tax (“salary reduction”) contributions of 1% to 15% of their compensation (as defined in the Plan) subject to Plan and Internal Revenue Service (“IRS”) limits. Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers seven investment alternatives (six mutual funds and the Tribune Company Stock Fund). In 2000, the Company made contributions between $51.00 and $52.53 per week to the Plan for participants who are active employees in the Plan. The Company contribution is allocated according to the participants’ investment elections.

Participants may elect to have all or a percentage (in 1% increments) of their contributions and their share of the Company’s contributions invested in or transferred among one or more of the investment funds. Participants’ may elect that 100% of their contributions and 100% of their share of the Company’s matching contributions be invested in the Tribune Company Stock Fund. The Trustee’s purchases of Tribune Company common stock are made in the open market. Participants may change their investment options effective with the next pay period. Participants may make interfund transfers on a daily basis.

Participant contribution rollovers are held in the Vanguard Money Market Reserves - Prime Portfolio - Short Term Investment Fund Account until the rollover allocation is effected.

Participants' accounts

Each participant’s account is credited with the participant’s contribution and allocations of (a) the Company’s contribution and (b) Plan earnings, and charged with an allocation of administrative expenses. Allocations are based on participant earnings or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s vested account.

Investments

The Plan’s investment assets are held by the Trustee. Separate investment funds are maintained under the Plan.

The funds available to participants include:

(a)

The Vanguard Prime Money Market Fund, a publicly traded mutual fund which seeks to provide high income and a stable share price of $1 by investing in short-term, high quality money market instruments issued by financial institutions, non-financial institutions, the U.S. government and federal agencies. The Vanguard Prime Money Market Fund also reserves the right to invest, to a limited extent, in stock futures and options contracts, warrants, convertible securities and swap agreements, which are types of derivatives;

(b)

The Vanguard Institutional Index Fund, a publicly traded mutual fund which seeks to provide long-term growth of capital and income from dividends by holding all of the 500 stocks that make up the unmanaged Standard & Poor’s 500 Composite Stock Price Index, a widely recognized benchmark of U.S. stock market performance. The Vanguard Institutional Index Fund also reserves the right to invest, to a limited extent, in stock futures and options contracts, warrants, convertible securities and swap agreements;

(c)

The Tribune Company Stock Fund, which seeks to provide the potential for long-term growth through investing in shares of the common stock of Tribune Company. The fund is a unitized fund and is available exclusively to Plan participants. The share price of Tribune Company common stock at December 31, 2000 and December 31, 1999 was $42.25 and $55.06, respectively;

(d)

The Vanguard Wellington Fund, a publicly traded mutual fund which seeks to provide income and long-term growth of capital, without undue risk to capital, by investing about 65% of its assets in stocks and the remaining 35% in bonds. The Vanguard Wellington Fund also reserves the right to invest, to a limited extent, in stock futures and options contracts, warrants, convertible securities and swap agreements;

(e)	The Vanguard International Growth Fund, a publicly traded mutual fund which seeks to provide long-term growth of capital by investing in stocks of high-quality, seasoned companies based outside the United States. Stocks are selected from more than 15 countries;
(f)

The Vanguard Total Bond Market Index Fund, a publicly traded mutual fund which seeks to provide a high level of interest income by attempting to match the performance of the unmanaged Lehman Brothers Aggregate Bond Index, a widely recognized measure of the entire taxable U.S. bond market; and

(g)

The Vanguard Explorer Fund, a publicly traded mutual fund which seeks to provide long-term growth of capital by investing in a diversified group of small-company stocks with prospects for above-average growth. Small companies are defined as those with total market values of $100 million to $1 billion.

Cash and short-term marketable securities may be held in any or all of these funds pending investment and/or to facilitate distributions of reallocations.

The following presents investments that represent 5% or more of the Plan's net assets:

	December 31,
	2000	1999
Vanguard Institutional Index Fund; 15,260 units
and 12,952 units, respectively	$1,842,212	$1,735,831
Vanguard Prime Money Market Fund; 660,571 units
and 479,575 units (par $1), respectively	660,571	479,575
Vanguard Wellington Fund; 6,532 units
and 7,951 units, respectively	184,277	222,312
Tribune Company Stock Fund; 27,432 units
and 24,046 units, respectively	699,515	799,539

During 2000, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value by $404,035 as follows:

Mutual funds	$(230,055)
Tribune Company Stock Fund	(173,980)

Net depreciation in fair value of investments	$(404,035)

Vesting

Participants are vested immediately in their own contributions. Participants earn vesting rights to Company contributions five years from their hire date.

Distributions

Distributions of account balances are generally made to participants in a single sum payment. Participants whose employment terminates due to retirement, disability or death may elect to receive their account balances in substantially equal installments over a fixed period, in lieu of a single sum distribution. Distributions are made in cash, except that participants may elect to receive the portion invested in the Tribune Company Stock Fund in whole shares of Tribune Company common stock.

Distributions are recorded when paid. Benefit claims that have been processed and approved for payment prior to December 31 but not yet distributed as of that date are shown as a liability on the Form 5500. At December 31, 2000 and 1999, all benefit claims that were processed and approved for payment had been distributed.

Withdrawals

Participants who are totally and permanently disabled may elect to withdraw their account balances through written notice to the Tribune Company Employee Benefits Committee at any time. Also, participants who have attained age 59 ½ may elect to withdraw their balances by written notice to the Tribune Company Employee Benefits Committee, but upon doing so will cease to be eligible to make salary reduction contributions for one year.

Participants may make withdrawals of any part or all of the balance in their salary reduction contribution accounts, prior to termination, in order for the participant to meet an immediate and significant financial need for which a withdrawal would be permitted by IRS regulations. A participant may make only one hardship withdrawal during any Plan year. Participants who make hardship withdrawals will cease to be eligible to make salary reduction contributions for one year.

Plan termination

Subject to any collective bargaining agreement, the Company has the right to amend or terminate the Plan at any time.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements of the Plan are presented on the accrual basis of accounting.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of additions and deductions during the reporting period. Actual results could differ from those estimates.

Valuation of investments

The Plan’s investments are stated at fair value. Publicly traded funds are valued at quoted market prices on the last business day of the Plan year. The Tribune Company Stock Fund is valued at the unit closing price as determined by the Trustee on the last business day of the Plan year.

Net depreciation in fair value of investments includes both realized gains and losses in investments sold and unrealized gains and losses in investments held at the end of the year.

Administrative fees

Administrative fees are paid by the Plan, if not previously paid by the Company.

NOTE 3 - INCOME TAX STATUS

The Company has an Internal Revenue Service determination letter dated September 22, 1995 that ruled the Plan qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the Code), and the underlying trust is, therefore, exempt from Federal income taxes under Section 501(a) of the Code. The Plan has been amended since receiving the determination letter. The Plan is required to operate in conformity with the Code to maintain its tax qualification. The Company is not aware of any course of action or series of events that have occurred which might adversely affect the Plan’s qualified status.

NOTE 4 - RELATED PARTY TRANSACTIONS

Vanguard acts as Plan trustee at December 31, 2000. Certain plan assets are invested in mutual funds administered by Vanguard.

NOTE 5 - RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several investment securities and instruments. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants’ account balances and the amounts reported in the statement of net assets available for plan benefits and the statements of changes in net assets available for plan benefits. The Plan administrator does not anticipate any significant adverse effect on the Plan’s financial position resulting from its investment in securities and instruments. No collateral or other security is required by the Trustee to collateralize these financial statements.

WPIX, INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

Schedule H, Line 4(i) - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
AT DECEMBER 31, 2000
UNAUDITED

	Shares/Units or	Current
Identity of Issue or Borrower	Interest Rate	Value

* Vanguard Prime Money Market Fund	660,571	$ 660,571

* Vanguard Money Market Reserves - Prime Portfolio -
Short Term Investment Fund	64,636	64,636

* Vanguard Institutional Index Fund	15,260	1,842,212

* Tribune Company Stock Fund	27,432	699,515

* Vanguard Wellington Fund	6,532	184,277

* Vanguard International Growth Fund	5,755	108,588

* Vanguard Total Bond Market Index Fund	463	4,608

* Vanguard Explorer Fund	2,047	122,981

Total Assets Held for Investment Purposes		$ 3,687,388

* Party-in-interest

TRIBUNE COMPANY DEFINED CONTRIBUTION RETIREMENT PLAN
UNAUDITED
FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

TRIBUNE COMPANY DEFINED CONTRIBUTION RETIREMENT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	December 31,
	2000	1999
	UNAUDITED
Assets:
Investments, at fair value (See Note 1)	$3,096,906	$1,957,906
Receivables:
Contributions from participants	11,560	–
Contributions from Tribune Company	2,304	–

Net assets available for benefits	$3,110,770	$1,957,906

See notes to financial statements.

TRIBUNE COMPANY DEFINED CONTRIBUTION RETIREMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

Year Ended
December 31, 2000
UNAUDITED
Net investment income (loss):
Interest and dividends	$ 124,894
Net depreciation in fair value of investments (See Note 1)	(295,885)

Net investment loss	(170,991)

Contributions from participants	278,012

Contributions from Tribune Company	100,845

Net transfers of assets from other benefit plans	1,084,141

Distributions to participants or their beneficiaries	(130,974)

Administrative fees	(8,169)

Increase in net assets available for benefits	1,152,864

Net assets available for benefits:
Beginning of year	1,957,906

End of year	$ 3,110,770

See notes to financial statements.

TRIBUNE COMPANY DEFINED CONTRIBUTION RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 - PLAN DESCRIPTION

The following brief description of the Tribune Company Defined Contribution Retirement Plan (the “Plan”) is provided for general information purposes. Participants should refer to the Plan document for more complete information.

General

The Plan was established effective January 1, 1986 by Tribune Company (the “Company”). The Plan is a defined contribution plan that covers the American Federation of Television and Radio Artists (“AFTRA”) unions at KTLA Inc. and WPIX, Inc., the International Brotherhood of Electrical Workers (“IBEW”) unions at WLVI Inc. and WPHL-TV, and the Newspaper Guild union at WPIX, Inc. who meet age and service requirements. Separate benefit accounts are maintained for each participant.

The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). In accordance with ERISA, an audit is not required for the Plan. The Company believes that the Plan will continue without interruption, but reserves the right to terminate the Plan at any time. In the event of Plan termination, distributions will be made in accordance with the provisions of ERISA.

On July 3, 2000, the assets of the 401(k) plans covering employees at WPHL-TV were merged into the Plan. WPHL-TV was acquired by the Company in June 1992.

Plan administration

The Plan is administered by Tribune Company Employee Benefit Committee which is appointed by the board of directors of the Company. The Plan's trustee, Vanguard Fiduciary Trust Company ("Vanguard" or the "Trustee"), is responsible for the custody and management of the Plan's assets.

Contributions

Participants may elect to make before-tax (“salary reduction”) contributions of 1% to 15% of their compensation (as defined in the Plan) subject to Plan and Internal Revenue Service (“IRS”) limits. Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers seven investment alternatives (six mutual funds and the Tribune Company Stock Fund). The Company makes a contribution between 0% and 3% of employee’s eligible compensation to the Plan, based on each union’s collective bargaining agreement. The Company contribution, if applicable, is allocated according to the participants’ investment elections.

Participants may elect to have all or a percentage (in 1% increments) of their contributions and their share of the Company’s contributions, if applicable, invested in or transferred among one or more of the investment funds. Participants’ may elect that 100% of their contributions and 100% of their share of the Company’s matching contributions be invested in the Tribune Company Stock Fund. The Trustee’s purchases of Tribune Company common stock are made in the open market. Participants may change their investment options effective with the next pay period. Participants may make interfund transfers on a daily basis.

Participant contribution rollovers are held in the Vanguard Money Market Reserves - Prime Portfolio - Short Term Investment Fund Account until the rollover allocation is effected.

Participants' accounts

Each participant’s account is credited with the participant’s contribution and allocations of (a) the Company’s contribution and (b) Plan earnings, and charged with an allocation of administrative expenses. Allocations are based on participant earnings or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s vested account.

Investments

The Plan’s investment assets are held by the Trustee. Separate investment funds are maintained under the Plan.

The funds available to participants include:

(a)

The Vanguard Prime Money Market Fund, a publicly traded mutual fund which seeks to provide high income and a stable share price of $1 by investing in short-term, high quality money market instruments issued by financial institutions, non-financial institutions, the U.S. government and federal agencies. The Vanguard Prime Money Market Fund also reserves the right to invest, to a limited extent, in stock futures and options contracts, warrants, convertible securities and swap agreements, which are types of derivatives;

(b)

The Vanguard Institutional Index Fund, a publicly traded mutual fund which seeks to provide long-term growth of capital and income from dividends by holding all of the 500 stocks that make up the unmanaged Standard & Poor’s 500 Composite Stock Price Index, a widely recognized benchmark of U.S. stock market performance. The Vanguard Institutional Index Fund also reserves the right to invest, to a limited extent, in stock futures and options contracts, warrants, convertible securities and swap agreements;

(c)

The Tribune Company Stock Fund, which seeks to provide the potential for long-term growth through investing in shares of the common stock of Tribune Company. The fund is a unitized fund and is available exclusively to Plan participants. The share price of Tribune Company common stock at December 31, 2000 and December 31, 1999 was $42.25 and $55.06, respectively;

(d)	The Vanguard Wellington Fund, a publicly traded mutual fund which seeks to provide income and long-term growth of capital, without undue risk to capital, by investing about 65% of its assets in stocks and the remaining 35% in bonds. The Vanguard Wellington Fund also reserves the right to invest, to a limited extent, in stock futures and options contracts, warrants, convertible securities and swap agreements;

(e)

The Vanguard International Growth Fund, a publicly traded mutual fund which seeks to provide long-term growth of capital by investing in stocks of high-quality, seasoned companies based outside the United States. Stocks are selected from more than 15 countries;

(f)

The Vanguard Total Bond Market Index Fund, a publicly traded mutual fund which seeks to provide a high level of interest income by attempting to match the performance of the unmanaged Lehman Brothers Aggregate Bond Index, a widely recognized measure of the entire taxable U.S. bond market; and

(g)

The Vanguard Explorer Fund, a publicly traded mutual fund which seeks to provide long-term growth of capital by investing in a diversified group of small-company stocks with prospects for above-average growth. Small companies are defined as those with total market values of $100 million to $1 billion.

Cash and short-term marketable securities may be held in any or all of these funds pending investment and/or to facilitate distributions of reallocations.

The following presents investments that represent 5% or more of the Plan's net assets:

	December 31,
	2000	1999
Vanguard Institutional Index Fund; 15,377 units
and 10,640 units, respectively	$1,856,314	$1,426,035
Vanguard Prime Money Market Fund; 322,962 units
and 290,159 units (par $1), respectively	322,962	290,159
Vanguard Explorer Fund; 5,703 units
and 410 units, respectively	342,702	28,124
Tribune Company Stock Fund; 8,422 units
and 2,196 units, respectively	214,751	73,023
Vanguard Wellington Fund; 6,076 units
and 1,890 units, respectively	171,400	52,841

During 2000, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value by $295,885 as follows:

Mutual funds	$(281,288)
Tribune Company Stock Fund	(14,597)

Net depreciation in fair value of investments	$(295,885)

Vesting

Participants are vested immediately in their own contributions. Participants earn vesting rights to Company contributions at a rate of 20% per year of service, or 100% after five years. Full vesting is provided at retirement, disability or death, regardless of service.

Distributions

Distributions of account balances are generally made to participants in a single sum payment. Participants whose employment terminates due to retirement, disability or death may elect to receive their account balances in substantially equal installments over a fixed period, in lieu of a single sum distribution. Distributions are made in cash, except that participants may elect to receive the portion invested in the Tribune Company Stock Fund in whole shares of Tribune Company common stock.

Distributions are recorded when paid. Benefit claims that have been processed and approved for payment prior to December 31 but not yet distributed as of that date are shown as a liability on the Form 5500. At December 31, 2000 and 1999, all benefit claims that were processed and approved for payment had been distributed.

Withdrawals

Participants who are totally and permanently disabled may elect to withdraw their account balances through written notice to the Tribune Company Employee Benefits Committee at any time. Also, participants who have attained age 59 ½ may elect to withdraw their balances by written notice to the Tribune Company Employee Benefits Committee, but upon doing so will cease to be eligible to make salary reduction contributions for one year.

Participants may make withdrawals of any part or all of the balance in their salary reduction contribution accounts, prior to termination, in order for the participant to meet an immediate and significant financial need for which a withdrawal would be permitted by IRS regulations. A participant may make only one hardship withdrawal during any Plan year. Participants who make hardship withdrawals will cease to be eligible to make salary reduction contributions for one year.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements of the Plan are presented on the accrual basis of accounting.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of additions and deductions during the reporting period. Actual results could differ from those estimates.

Valuation of investments

The Plan’s investments are stated at fair value. Publicly traded funds are valued at quoted market prices on the last business day of the Plan year. The Tribune Company Stock Fund is valued at the unit closing price as determined by the Trustee on the last business day of the Plan year.

Net depreciation in fair value of investments includes both realized gains and losses in investments sold and unrealized gains and losses in investments held at the end of the year.

Administrative fees

Administrative fees are paid by the Plan, if not previously paid by the Company.

Plan termination

Subject to any collective bargaining agreement, the Company has the right to amend or terminate the Plan at any time.

NOTE 3 - INCOME TAX STATUS

The Company has an Internal Revenue Service determination letter dated June 19, 1996 that ruled the Plan qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the Code), and the underlying trust is, therefore, exempt from Federal income taxes under Section 501(a) of the Code. The Plan has been amended since receiving the determination letter. The Plan is required to operate in conformity with the Code to maintain its tax qualification. The Company is not aware of any course of action or series of events that have occurred which might adversely affect the Plan’s qualified status.

NOTE 4 - RELATED PARTY TRANSACTIONS

Vanguard acts as Plan trustee at December 31, 2000. Certain plan assets are invested in mutual funds administered by Vanguard.

NOTE 5 - RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several investment securities and instruments. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants’ account balances and the amounts reported in the statement of net assets available for plan benefits and the statements of changes in net assets available for plan benefits. The Plan administrator does not anticipate any significant adverse effect on the Plan’s financial position resulting from its investment in securities and instruments. No collateral or other security is required by the Trustee to collateralize these financial statements.

TRIBUNE COMAPNY DEFINED CONTRIBUTION RETIREMENT PLAN

Schedule H, Line 4(i) - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
AT DECEMBER 31, 2000
UNAUDITED

	Shares/Units or	Current
Identity of Issue or Borrower	Interest Rate	Value

* Vanguard Prime Money Market Fund	322,962	$ 322,962

* Vanguard Money Market Reserves - Prime Portfolio -
Short Term Investment Fund	28,957	28,957

* Vanguard Institutional Index Fund	15,377	1,856,314

* Tribune Company Stock Fund	8,422	214,751

* Vanguard Wellington Fund	6,076	171,400

* Vanguard International Growth Fund	3,121	58,893

* Vanguard Total Bond Market Index Fund	10,133	100,927

* Vanguard Explorer Fund	5,703	342,702

Total Assets Held for Investment Purposes		$3,096,906

* Party-in-interest

CHICAGO TRIBUNE TAX DEFERRED INVESTMENT PLAN FOR MACHINISTS
UNAUDITED
FINANCIAL STATEMENTS
DECEMBER 31, 2000 AND 1999

CHICAGO TRIBUNE TAX DEFERRED INVESTMENT PLAN FOR MACHINISTS

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	December 31,
	2000	1999
	UNAUDITED
Assets:
Investments, at fair value (See Note 1)	$1,806,708	$1,940,059
Receivables:
Contributions from participants	3,179	–

Net assets available for benefits	$1,809,887	$1,940,059

See notes to financial statements.

CHICAGO TRIBUNE TAX DEFERRED INVESTMENT PLAN FOR MACHINISTS

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

Year Ended
December 31, 2000
UNAUDITED
Net investment income (loss):
Interest and dividends	$ 31,542
Net depreciation in fair value of investments (See Note 1)	(219,108)

Net investment loss	(187,566)

Contributions from participants	131,628

Distributions to participants or their beneficiaries	(70,207)

Administrative fees	(4,027)

Decrease in net assets available for benefits	(130,172)

Net assets available for benefits:
Beginning of year	1,940,059

End of year	$ 1,809,887

See notes to financial statements.

CHICAGO TRIBUNE TAX DEFERRED INVESTMENT PLAN FOR MACHINISTS

NOTES TO FINANCIAL STATEMENTS - UNAUDITED

NOTE 1 - PLAN DESCRIPTION

The following brief description of the Chicago Tribune Tax Deferred Investment Plan for Machinists (the “Plan”) is provided general information purposes. Participants should refer to the Plan document for more complete information.

General

The Plan was established effective January 1, 1996 by Tribune Company (the “Company”). The Plan is a defined contribution plan that covers the International Association of Machinists union employees at the Company who meet age and service requirements. Separate benefit accounts are maintained for each participant.

The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). In accordance with ERISA, an audit is not required for the Plan. The Company believes that the Plan will continue without interruption, but reserves the right to terminate the Plan at any time. In the event of Plan termination, distributions will be made in accordance with the provisions of ERISA.

Plan administration

The Plan is administered by Tribune Company Employee Benefit Committee, which is appointed by the board of directors of the Company. The Plan’s trustee, Vanguard Fiduciary Trust Company (“Vanguard” or the “Trustee”), is responsible for the custody and management of the Plan’s assets.

Contributions

Participants may elect to make before-tax (“salary reduction”) contributions of 1% to 15% of their compensation (as defined in the Plan) subject to Plan and Internal Revenue Service (“IRS”) limits. Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers seven investment alternatives (six mutual funds and the Tribune Company Stock Fund).

Participants may elect to have all or a percentage (in 1% increments) of their contributions invested in or transferred among one or more of the investment funds. Participants’ may elect that 100% of their contributions be invested in the Tribune Company Stock Fund. The Trustee’s purchases of Tribune Company common stock are made in the open market. Participants may change their investment options effective with the next pay period. Participants may make interfund transfers on a daily basis.

Participant contribution rollovers are held in the Vanguard Money Market Reserves - Prime Portfolio - Short Term Investment Fund Account until the rollover allocation is effected.

Participants' accounts

Each participant’s account is credited with the participant’s contribution and allocations of Plan earnings, and charged with an allocation of administrative expenses. Allocations are based on participant earnings or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s vested account.

Investments

The Plan’s investment assets are held by the Trustee. Separate investment funds are maintained under the Plan.

The funds available to participants include:

(a)

The Vanguard Prime Money Market Fund, a publicly traded mutual fund which seeks to provide high income and a stable share price of $1 by investing in short-term, high quality money market instruments issued by financial institutions, non-financial institutions, the U.S. government and federal agencies. The Vanguard Prime Money Market Fund also reserves the right to invest, to a limited extent, in stock futures and options contracts, warrants, convertible securities and swap agreements, which are types of derivatives;

(b)

The Vanguard Institutional Index Fund, a publicly traded mutual fund which seeks to provide long-term growth of capital and income from dividends by holding all of the 500 stocks that make up the unmanaged Standard & Poor’s 500 Composite Stock Price Index, a widely recognized benchmark of U.S. stock market performance. The Vanguard Institutional Index Fund also reserves the right to invest, to a limited extent, in stock futures and options contracts, warrants, convertible securities and swap agreements;

(c)

The Tribune Company Stock Fund, which seeks to provide the potential for long-term growth through investing in shares of the common stock of Tribune Company. The fund is a unitized fund and is available exclusively to Plan participants. The share price of Tribune Company common stock at December 31, 2000 and December 31, 1999 was $42.25 and $55.06, respectively;

(d)

The Vanguard Wellington Fund, a publicly traded mutual fund which seeks to provide income and long-term growth of capital, without undue risk to capital, by investing about 65% of its assets in stocks and the remaining 35% in bonds. The Vanguard Wellington Fund also reserves the right to invest, to a limited extent, in stock futures and options contracts, warrants, convertible securities and swap agreements;

(e)

The Vanguard International Growth Fund, a publicly traded mutual fund which seeks to provide long-term growth of capital by investing in stocks of high-quality, seasoned companies based outside the United States. Stocks are selected from more than 15 countries;

(f)	The Vanguard Total Bond Market Index Fund, a publicly traded mutual fund which seeks to provide a high level of interest income by attempting to match the performance of the unmanaged Lehman Brothers Aggregate Bond Index, a widely recognized measure of the entire taxable U.S. bond market; and

(g)

The Vanguard Explorer Fund, a publicly traded mutual fund which seeks to provide long-term growth of capital by investing in a diversified group of small-company stocks with prospects for above-average growth. Small companies are defined as those with total market values of $100 million to $1 billion.

Cash and short-term marketable securities may be held in any or all of these funds pending investment and/or to facilitate distributions of reallocations.

The following presents investments that represent 5% or more of the Plan's net assets:

	December 31,
	2000	1999
Vanguard Institutional Index Fund; 10,495 units
and 9,976 units, respectively	$1,266,939	$1,336,961
Vanguard Prime Money Market Fund; 164,720 units
and 203,742 units (par $1), respectively	164,720	203,742
Tribune Company Stock Fund; 12,369 units
and 11,043 units, respectively	315,416	367,184

During 2000, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value by $219,108 as follows:

Mutual funds	$(134,905)
Tribune Company Stock Fund	(84,203)

Net depreciation in fair value of investments	$(219,108)

Vesting

Participants are vested immediately in their own contributions.

Distributions

Distributions of account balances are generally made to participants in a single sum payment. Participants whose employment terminates due to retirement, disability or death may elect to receive their account balances in substantially equal installments over a fixed period, in lieu of a single sum distribution. Distributions are made in cash, except that participants may elect to receive the portion invested in the Tribune Company Stock Fund in whole shares of Tribune Company common stock.

Distributions are recorded when paid. Benefit claims that have been processed and approved for payment prior to December 31 but not yet distributed as of that date are shown as a liability on the Form 5500. At December 31, 2000 and 1999, all benefit claims that were processed and approved for payment had been distributed.

Withdrawals

Participants who are totally and permanently disabled may elect to withdraw their account balances through written notice to the Tribune Company Employee Benefits Committee at any time. Also, participants who have attained age 59 ½ may elect to withdraw their balances by written notice to the Tribune Company Employee Benefits Committee, but upon doing so will cease to be eligible to make salary reduction contributions for one year.

Participants may make withdrawals of any part or all of the balance in their salary reduction contribution accounts, prior to termination, in order for the participant to meet an immediate and significant financial need for which a withdrawal would be permitted by IRS regulations. A participant may make only one hardship withdrawal during any Plan year. Participants who make hardship withdrawals will cease to be eligible to make salary reduction contributions for one year.

Participant loans

The Plan permits participants to borrow from their fund accounts a minimum of $1,000 up to a maximum equal to the lesser of $50,000 or 50% of their account balance. Loan transactions are treated as a transfer to (from) the investment fund from (to) the Participant Loans fund. Loan terms range from one to five years. The loans are secured by the balance in the participant’s account. The interest rate for a loan is the Prime rate on the last business day of the prior month and is fixed for the life of the loan. Principal and interest are paid ratably through payroll deductions.

Plan termination

Subject to any collective bargaining agreement, the Company has the right to amend or terminate the Plan at any time.

NOTE 2 - SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements of the Plan are presented on the accrual basis of accounting.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of additions and deductions during the reporting period. Actual results could differ from those estimates.

Valuation of investments

The Plan’s investments are stated at fair value. Publicly traded funds are valued at quoted market prices on the last business day of the Plan year. The Tribune Company Stock Fund is valued at the unit closing price as determined by the Trustee on the last business day of the Plan year. Participant loans are valued at cost, which approximates fair value.

Net depreciation in fair value of investments includes both realized gains and losses in investments sold and unrealized gains and losses in investments held at the end of the year.

Administrative fees

Administrative fees are paid by the Plan, if not previously paid by the Company.

NOTE 3 - INCOME TAX STATUS

The Company has an Internal Revenue Service determination letter dated June 19, 1996 that ruled the Plan qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the Code), and the underlying trust is, therefore, exempt from Federal income taxes under Section 501(a) of the Code. The Plan has been amended since receiving the determination letter. The Plan is required to operate in conformity with the Code to maintain its tax qualification. The Company is not aware of any course of action or series of events that have occurred which might adversely affect the Plan’s qualified status.

NOTE 4 - RELATED PARTY TRANSACTIONS

Vanguard acts as Plan trustee at December 31, 2000. Certain plan assets are invested in mutual funds administered by Vanguard.

NOTE 5 - RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several investment securities and instruments. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants’ account balances and the amounts reported in the statement of net assets available for plan benefits and the statements of changes in net assets available for plan benefits. The Plan administrator does not anticipate any significant adverse effect on the Plan’s financial position resulting from its investment in securities and instruments. No collateral or other security is required by the Trustee to collateralize these financial statements.

CHICAGO TRIBUNE TAX DEFERRED INVESTMENT PLAN FOR MACHINISTS

Schedule H, Line 4(i) - SCHEDULE OF ASSETS HELD FOR INVESTMENT PURPOSES
AT DECEMBER 31, 2000
UNAUDITED

	Shares/Units or	Current
Identity of Issue or Borrower	Interest Rate	Value

* Vanguard Prime Money Market Fund	164,720	$ 164,720

* Vanguard Money Market Reserves - Prime Portfolio -
Short Term Investment Fund	3,755	3,755

* Vanguard Institutional Index Fund	10,495	1,266,939

* Tribune Company Stock Fund	12,369	315,416

* Vanguard Wellington Fund	267	7,527

* Vanguard International Growth Fund	53	1,003

* Vanguard Explorer Fund	6	371

* Loan Fund	46,977	46,977

Total Assets Held for Investment Purposes		$1,806,708

* Party-in-interest

TIMES MIRROR SAVINGS PLUS PLAN

FINANCIAL STATEMENTS & SUPPLEMENTAL SCHEDULE
DECEMBER 31, 2000 AND 1999

WITH REPORT OF INDEPENDENT AUDITORS

REPORT OF INDEPENDENT AUDITORS

Employee Benefit Committee
Times Mirror Savings Plus Plan

We have audited the accompanying statements of net assets available for benefits of Times Mirror Savings Plus Plan as of December 31, 2000 and 1999, and the related statement of changes in net assets available for benefits for the year ended December 31, 2000. These financial statements are the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2000 and 1999, and the changes in net assets available for benefits for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States.

Our audits were performed for the purpose of forming an opinion on the basic financial statements taken as a whole. The accompanying supplemental schedule of assets (held at end of year) as of December 31, 2000 is presented for purposes of additional analysis and is not a required part of the financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in our audits of the financial statements and, in our opinion, is fairly stated in all material respects in relation to the financial statements taken as a whole.

/s/ Ernst & Young LLP
ERNST & YOUNG LLP

Chicago, Illinois
June 15, 2001

TIMES MIRROR SAVINGS PLUS PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	December 31,
Assets:	2000	1999
Investments, at fair value (See Note 1)	$ 908,467,914	$ 878,025,819
Investments at contract value (See Note 1)	128,456,483	126,636,289
Receivables	1,661,539	425,043

Total assets	1,038,585,936	1,005,087,151

Liabilities	1,432,646	652,566

Net assets available for benefits	$1,037,153,290	$1,004,434,585

See notes to financial statements.

TIMES MIRROR SAVINGS PLUS PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

Year Ended
December 31, 2000
Investment income:
Interest and dividends	$ 55,904,708
Net depreciation in fair value of investments (See Note 1)	(17,421,488)

Net investment income	38,483,220

Contributions from participants	50,024,428

Contributions from Tribune Company	15,637,430

Net transfers of assets from other benefit plans	4,970,893

Distributions to participants or their beneficiaries	(76,284,045)

Loan administrative fees	(113,221)

Increase in net assets available for benefits	32,718,705

Net assets available for benefits:
Beginning of year	1,004,434,585

End of year	$ 1,037,153,290

See notes to financial statements.

TIMES MIRROR SAVINGS PLUS PLAN

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - PLAN DESCRIPTION

The following brief description of the Times Mirror Savings Plus Plan (the “Plan”) is provided for general information purposes. Participants should refer to the Plan document for more complete information.

General

On June 12, 2000, the Times Mirror Company and Tribune Company (the “Company”) completed the merger of the Times Mirror Company into Tribune Company in a cash and stock transaction. Each share of Times Mirror common stock (both series A and series C) was converted into 2.5 shares of Tribune common stock, or $95 in cash subject to certain limitations. Participants were given the choice to either convert their share balance to Tribune common stock or cash which could then be reallocated to other investment options.

The Plan is a defined contribution plan covering eligible salaried and hourly employees of the Company and participating subsidiaries. Separate benefit accounts are maintained for each participant.

The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company believes that the Plan will continue without interruption, but reserves the right to terminate the Plan at any time. In the event of Plan termination, distributions will be made in accordance with the provisions of ERISA.

Certain employees of the former Times Mirror Company and participating subsidiaries are generally eligible to participate if they are 21 years of age, except for employees covered by collective bargaining agreements which do not provide for their participation in the Plan.

On September 1, 2000, the assets of the Newport Media Acquisition II 401(k) Plan were merged into the Plan.

Plan administration

Beginning June 12, 2000, the Plan is administered by the Tribune Company Employee Benefit Committee, which is appointed by the board of directors of the Company. Previously, the Plan was administered by the Times Mirror Plan Administration Committee. The Plan’s trustee, Fidelity Management Trust Company, (“Fidelity” or the “Trustee”), is responsible for the custody and management of the Plan’s assets.

Contributions

Participants may elect to make before-tax (“salary reduction”) contributions of 1% to 15% of their compensation (as defined in the Plan) subject to Plan and Internal Revenue Service (“IRS”) limits.

Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers 13 investment alternatives. After the first full year of service, the Company makes a contribution to the Plan in an amount equal to 50% of the first 6% of participant before-tax contributions for that period. The Company contribution is allocated according to the participants’ investment elections. Certain participants may elect to contribute an additional 1% to 15% of basic compensation on an after-tax basis. Any combination of before-tax and after-tax savings may be used; however, the total savings cannot exceed 15% of basic compensation. After-tax contributions are not matched by the Company.

Participants may elect to have all or a percentage (in 1% increments) of their contributions and their share of the Company’s contributions invested in or transferred among one or more of the investment funds. Participants’ may elect that 100% of their contributions and 100% of their share of the Company’s matching contributions be invested in the Tribune Company Stock Fund. The Trustee’s purchases of Tribune Company common stock are made in the open market. Participants may change their investment options effective with the next pay period. Participants may make interfund transfers on a daily basis.

Participants' accounts

Each participant’s account is credited with the participant’s contribution and allocations of (a) the Company’s contribution and (b) Plan earnings, and charged with an allocation of administrative expenses. Allocations are based on participant earnings or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s vested account.

Investments

The Plan’s investments are held by the Trustee. Separate investment funds are maintained under the Plan.

The funds available to participants include:

(a)	Income Fund: invests in investment contracts offered by major insurance companies and other approved financial institutions, and short-term investments;
(b)

INVESCO Balanced Commingled Pool: a common collective trust fund that invests, typically, 30% in stocks and 30% in bonds, with the remaining 40% spread between stocks and bonds. May also invest in foreign securities;

(c)	Fidelity Growth & Income Portfolio: a mutual fund that invests mainly in U.S. stocks. May also invest in bonds as well as foreign stocks;
(d)	Fidelity U.S. Equity Index Commingled Pool: a common collective trust fund that invests primarily in the common stocks of the companies that make up the S&P500;
(e)	PBHG Growth Fund: a mutual fund that invests primarily in common stocks of small and medium-sized U.S. companies;
(f)	PBHG Emerging Growth Fund: a mutual fund that invests primarily in common stocks of micro and small-sized U.S. growth companies;
(g)	Fidelity Diversified International Fund: a mutual fund that invests at least 65% of its assets in the stocks of companies located outside the U.S. that are included in the Morgan Stanley Europe, Australia, Far East Index (“EAFE”);
(h)

Fidelity Retirement Money Market Portfolio: a money market fund that invests in high-quality, short-term market instruments. Investments include short-term corporate obligations, U.S. government obligations, and others such as certificates of deposit, bankers' acceptances and time deposits. Assets of the fund are invested in money market instruments that generally mature within one year;

(i)

PIMCO Total Return Fund: a mutual fund that seeks total return consistent with preservation of capital. The fund invests 65% of assets in debt securities, including U.S. government securities, corporate bonds and mortgage-related securities. The portfolio duration generally ranges from three to six years;

(j)	MAS Mid-Cap Value Portfolio: a mutual fund that invests in equity of mid-size companies that are undervalued. The style of the fund is value oriented, with emphasis on low P/E ratios;
(k)

Brinson U.S. Equity Fund: a mutual fund that seeks capital appreciation and income while controlling risk. The fund invests in undervalued companies which have the ability to generate profit and grow business into the future. The investment selection process includes both mid-size and large-cap companies and emphasizes individual company research;

(l)

The Company Stock Fund: seeks to provide the potential for long-term growth through investing in shares of the common stock of Tribune Company. The fund is a unitized fund and is available exclusively to Plan participants. The share price of Tribune Company common stock at December 31, 2000 was $42.25. Prior to the change in control noted above, the Company Stock Fund was invested in Times Mirror Class A and C stock. Participants were given the choice to either convert their share balance to Tribune common stock or cash which could then be reallocated to other investment options;

(m)

Cox Communications Inc. Stock Fund: holds shares of Cox Communications, Inc. Class A Common Stock, which was obtained on February 1, 1995 pursuant to the merger of the Company's cable television operations with Cox Communications, Inc. ("Cox"). Participants can retain their Cox shares or may reallocate their investment into any of the other available investment funds. Participants are not allowed to make new investments in the Cox Stock Fund. Dividends and interest earned by this fund, if any, are reinvested in the Company's Common Stock Fund.

Cash and short-term marketable securities may be held in any or all of these funds pending investment and/or to facilitate distributions of reallocations.

The following presents investments that represent 5% or more of the Plan's net assets:

	December 31,
	2000	1999
INVESCO Balanced Commingled Pool
(1,842,693 and 2,135,404 units in 2000 and 1999, respectively)	$ 67,000,314	$ 79,244,858
Fidelity Growth & Income Portfolio
(6,284,637 and 6,228,005 units in 2000 and 1999, respectively)	264,583,220	293,712,748
Fidelity U.S. Equity Index Commingled Pool
(1,570,261 and 1,482,832 units in 2000 and 1999, respectively)	60,156,733	62,367,927
Fidelity Diversified International Fund
(4,884,804 and 4,788,110 units in 2000 and 1999, respectively)	107,172,591	122,671,400
Company Stock Fund
(12,180,052 units of Tribune Company in 2000 and
2,019,744 units of Times Mirror in 1999)	140,121,574	135,322,848
Cox Communications, Inc. Stock Fund
(1,585,181 and 1,657,509 units in 2000 and 1999, respectively)	70,776,466	85,361,714
Fidelity Retirement Money Market Portfolio
(90,662,480 shares in 2000)	90,662,480	–

During 2000, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value by $17,421,488 as follows:

Mutual funds	$(86,717,959)
Common stock	69,296,471

$(17,421,488)

Assets of the Income Fund are primarily traditional guaranteed investment contracts and synthetic investment contracts with insurance companies and financial institutions. Certain restrictions exist such that penalties may result from termination of the contracts or early withdrawal of assets by the Plan. All investment contracts are accounted for at contract value. Each investment contract typically earns a fixed rate of interest over its term. The contract rate can be adjusted periodically if the underlying cash flow of the synthetic contract changes. Fully benefit responsive investment contracts permit and require withdrawals for benefit payments, loans, or transfers to other investment options.

Synthetic contracts are contracts where the underlying assets are managed by a selected portfolio manager and owned by the Plan, while the contract value is guaranteed by a third party (usually an insurance company or a bank). The Plan’s investment guidelines for synthetic contracts require that the financial institution have a minimum credit rating of AA or equivalent. Since the Plan owns the underlying security in a synthetic contract, the exposure to the wrap provider (bank or insurance company) is the difference between the book value (contract) and fair value.

The average yield for Income Fund investments, comprised primarily of investment contracts, was 6.6% in 2000. The weighted average crediting rate for the investment contracts was 6.1% in 2000.

The fair value of the investment contracts, was as follows:
	December 31,
	2000	1999
Guaranteed Investment Contracts	$ 43,490,177	$51,976,661
Synthetic Contracts	86,623,988	72,688,401
Synthetic Wrappers	(1,591,716)	1,025,568

Guaranteed Investment Contracts: Fair value for guaranteed investment contracts (GICs) is estimated by taking the contract value at the scheduled maturity date and calculating the net present value. The discount rate used in the present value calculation was from an index of GIC rates of approximately the same maturity.

Synthetic Contracts: Fair value is estimated based on the quoted market prices of the underlying assets.

Vesting

Participants are 100% vested in their before-tax and after-tax account balances at all times. As a result of the change of control discussed in Note 1, participants who were employees as of June 12, 2000 became 100% vested in their accounts as of June 12, 2000. An employee who became a participant after June 12, 2000 is 100% vested in the Company matching account at the earliest of: 3 years of vesting service; age 65; total and permanent disability; or death.

Distributions

Distributions of account balances are generally made to participants in a single sum payment. Participants whose employment terminates due to retirement, disability or death may elect to receive their account balances in substantially equal installments over a fixed period, in lieu of a single sum distribution. Distributions are made in cash, except that participants may elect to receive the portion invested in the Tribune Company Stock Fund in whole shares of Company common stock.

Distributions are recorded when paid. Benefit claims that have been processed and approved for payment prior to December 31 but not yet distributed as of that date are shown as a liability on the Form 5500. At December 31, 2000 and 1999, all benefit claims that were processed and approved for payment had been distributed.

Withdrawals

Participants who are totally and permanently disabled may elect to withdraw their account balances through written notice to the Tribune Company Employee Benefits Committee at any time. Also, participants who have attained age 59 ½ may elect to withdraw their balances by written notice to the Tribune Company Employee Benefits Committee, but upon doing so will cease to be eligible to make salary reduction contributions for one year.

Participants may make withdrawals of any part or all of the balance in their salary reduction contribution accounts, prior to termination, in order for the participant to meet an immediate and significant financial need for which a withdrawal would be permitted by IRS regulations. A participant may make only one hardship withdrawal during any Plan year. Participants who make hardship withdrawals will cease to be eligible to make salary reduction contributions for one year.

Participants' loans

Eligible participants may take up to two loans at one time, one of which may be a home loan. The minimum loan amount is $500 and the maximum loan amount is the lesser of 50% of the vested account balance less the highest outstanding loan balance during the most recent 12 month period or $50,000. The interest rate for a regular loan is the Prime rate, and the Prime rate plus 1% for home loans. Regular loans may be repaid over a period not to exceed 60 months, while home loans may be repaid over a period not to exceed 360 months.

Plan termination

The Company has the right to amend or terminate the Plan at any time.

NOTE 2 - ACCOUNTING POLICIES

Basis of accounting

The financial statements of the Plan are presented on the accrual basis of accounting.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of additions and deductions during the reporting period. Actual results could differ from those estimates.

Valuation of assets

Investments, excluding fully benefit responsive investment contracts and synthetic contracts, are stated at fair value. Publicly traded funds are valued at quoted market prices on the last business day of the Plan year. The Company Stock Fund and the Cox Communications, Inc. Stock Fund are valued at the unit closing price as determined by the Trustee on the last business day of the Plan year. Participant loans are valued at cost, which approximates fair value.

Investment contracts held by the Plan are fully benefit responsive and are stated at contract value. Contract value consists of amounts invested (net of withdrawals) plus reinvested earnings.

Loan administrative fees

Loan administrative fees are paid by the participants that have loans outstanding.

All other administrative fees are paid by the Company.

New accounting pronouncement

In June 1998, the Financial Accounting Standards Board issued Statement No.133, Accounting for Derivative Instruments and Hedging Activities, which as subsequently amended, is required to be adopted in years beginning after June 15, 2000. Because of the Plan's minimal use of derivatives, management does not anticipate that the adoption of the new Statement will have a significant effect on net investment income or net assets available for benefits of the Plan.

NOTE 3 - INCOME TAX STATUS

The Company has an IRS determination letter dated August 30, 1996, that ruled the Plan qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the Code), and the underlying trust is, therefore, exempt from Federal income taxes under Section 501(a) of the Code. The Plan has been amended. The Plan is required to operate in conformity with the Code to maintain its tax qualification. The Company is not aware of any course of action or series of events that have occurred which might adversely affect the Plan’s qualified status.

NOTE 4 - RELATED PARTY TRANSACTIONS

Fidelity acts as Plan trustee at December 31, 2000. Certain plan assets are invested in mutual funds administered by Fidelity.

NOTE 5 - RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several investment securities and instruments. Investment securities are exposed to various risks, such as interest rate, market and credit. Due to the level of risk associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks in the near term would materially affect participants’ account balances and the amounts reported in the statement of net assets available for plan benefits and the statements of changes in net assets available for plan benefits. The Plan administrator does not anticipate any significant adverse effect on the Plan’s financial position resulting from its investment in securities and instruments. No collateral or other security is required by the Trustee to collateralize these financial statements.

TIMES MIRROR SAVINGS PLUS PLAN
Schedule H-Line 4(i): SCHEDULE OF ASSETS (HELD AT END OF YEAR)
December 31, 2000

Identity of Issue/ Description of Asset	Principal Amount or Number of Shares/Units	Current Value

Guaranteed Investment Contracts:**
Allstate Life Insurance Co. 5.29%, due 10/15/03	$2,239,541
American International Life Assurance Co., 5.70% due 3/31/03	2,274,904
Combined Insurance Co. of American, 6.56%, due 7/31/01	3,087,714
Combined Insurance Co. of American, 6.31%, due 2/28/03	1,781,517
GE Life and Annuity Assurance Co., 6.47%, due 5/31/01	2,475,120
GE Life and Annuity Assurance Co., 6.21%, due 12/31/01	1,799,513
John Hancock Mutual Life Insurance Co., 6.77%, due 10/31/01	3,145,579
John Hancock Mutual Life Insurance Co., 6.12%, due 3/29/02	1,765,073
Monumental Life Insurance Co, 6.37%, due 2/28/02	2,442,307
New York Life Insurance, 6.03%, due 4/30/03	2,313,569
Ohio National Life Insurance, 5.88%, due 9/2/03	3,423,728
Principal Mutual Life Insurance, 6.29%, due 3/31/01	2,708,603
Principal Mutual Life Insurance, 6.03%, due 7/31/02	2,313,569
Safeco Life Insurance Co., 5.85%, due 12/16/02	2,245,736
Sunamerica Life Insurance Co., 6.26%, due 9/17/01	2,104,518
Sunamerica National Life Insurance Co., 6.18%, due 4/30/02	1,797,977
The Travelers Insurance Co., 6.28%, due 2/28/01	2,435,628
United of Omaha Life Insurance Co., 5.50%, due 7/31/03	3,069,616

Synthetic Contracts:
AIG Financial Products, 5.93%, due 9/16/02	1,516,911
AIG Financial Products, 5.92%, due 9/16/02	1,320,828
Chase Manhattan, 7.25%, due 4/15/05	2,234,083
Deutsche Bank, 5.94%, due 12/15/03	2,497,537
Monumental Life Insurance Co., 6.01%, due 4/15/02	2,528,014
Monumental Life Insurance Co., 5.69%, due 5/15/03	2,507,331
Morgan Guaranty, 5.27%, due 7/17/02	2,018,113
Rabo Bank, 5.23%, due 12/20/01	670,722
State Street, 6.36%, due 11/5/02	1,396,951
State Street, 5.97%, due 5/15/03	1,504,398
State Street, 5.94%, due 7/25/03	2,002,045
State Street, 5.97%, due 6/6/02	1,501,833
Union Bank of Switzerland, 6.60%, due 2/15/02	788,490
Union Bank of Switzerland, 6.60%, due 6/17/02	2,531,533
Union Bank of Switzerland, 6.85%, due 7/25/06	3,128,080
Union Bank of Switzerland, 6.55%, due 10/15/02	2,304,676
CDC Capital, 7.20%, due 8/17/06	2,271,679

Identity of Issue/ Description of Asset	Principal Amount or Number of Shares/Units	Current Value

Union Bank of Switzerland, 6.56%, due 12/15/03	591,156
Union Bank of Switzerland, 6.67%, due 11/9/04	3,060,197
CDC Capital, 6.71%, due 6/25/08	1,819,174
Chase Manhattan, 6.34%, due 3/26/01	162,998
Chase Manhattan, 6.62%, due 8/26/02	2,507,546
Deutsche Bank, 5.86%, due 8/15/01	440,807
Monumental Life Ins. Co., 7.04%, due 4/15/08	2,532,292
Monumental Life Ins. Co., 6.52%, due 7/15/02	1,998,073
Monumental Life Ins. Co., 6.10%, due 2/15/01	102,841
Monumental Life Ins. Co., 6.18%, due 1/25/01	51,863
Monumental Life Ins. Co., 6.20%, due 3/26/01	228,343
Transamerica Life Insurance Co., 5.85%, due 11/17/08	2,209,614
Transamerica Life Insurance Co., 6.41%, due 3/28/05	3,054,680
Chase Manhattan Bank	8,785,295
Morgan Guaranty	8,785,295
United Bank of Switzerland AG	8,785,295
Westdeutsche Landesbank	8,785,295

Synthetic Contracts Benefit Responsive Wrap Value:
AIG Financial Products, 5.93%, due 9/16/02	16
AIG Financial Products, 5.92%, due 9/16/02	4,607
Chase Manhattan, 7.25%, due 4/15/05	(46,420)
Deutsche Bank, 5.94%, due 12/15/03	4,254
Monumental Life Insurance Co., 6.01%, due 4/15/02	433
Monumental Life Insurance Co., 5.69%, due 5/15/03	8,343
Morgan Guaranty, 5.27%, due 7/17/02	22,791
Rabo Bank, 5.23%, due 12/20/01	2,752
State Street, 6.36%, due 11/5/02	(1,484)
State Street, 5.97%, due 5/15/03	(606)
State Street, 5.94%, due 7/25/03	(7,686)
State Street, 5.97%, due 6/6/02	3,546
Union Bank of Switzerland, 6.60%, due 2/15/02	(972)
Union Bank of Switzerland, 6.60%, due 6/17/02	(20,994)
Union Bank of Switzerland, 6.85%, due 7/25/06	(94,049)
Union Bank of Switzerland, 6.55%, due 10/15/02	(10,010)
CDC Capital, 7.20%, due 8/17/06	(72,571)
Union Bank of Switzerland, 6.56%, due 12/15/03	(2,264)
Union Bank of Switzerland, 6.67%, due 11/9/04	(30,909)
CDC Capital, 6.71%, due 6/25/08	(12,054)
Chase Manhattan, 6.34%, due 3/26/01	55
Chase Manhattan, 6.62%, due 8/26/02	(12,300)
Deutsche Bank, 5.86%, due 8/15/01	505

Identity of Issue/ Description of Asset	Principal Amount or Number of Shares/Units	Current Value

Monumental Life Ins. Co., 7.04%, due 4/15/08		(52,864)
Monumental Life Ins. Co., 6.52%, due 7/15/02		(5,786)
Monumental Life Ins. Co., 6.10%, due 2/15/01		–
Monumental Life Ins. Co., 6.18%, due 1/25/01		17
Monumental Life Ins. Co., 6.20%, due 3/26/01		(32)
Transamerica Life Insurance Co., 5.85%, due 11/17/08		11,008
Transamerica Life Insurance Co., 6.41%, due 3/28/05		(32,640)
Chase Manhattan Bank		(311,286)
Morgan Guaranty		(311,177)
United Bank of Switzerland AG		(311,980)
Westdeutsche Landesbank		(311,959)
Fidelity Management Trust Company Institutional
Cash Portfolio*	7,746,005	7,746,005
INVESCO Balanced Commingled Pool Fund	1,842,693	67,000,314
Fidelity Growth & Income Portfolio Fund*	6,284,637	264,583,220
Fidelity U.S. Equity Index Commingled Pool Fund*	1,570,262	60,156,733
PBHG Growth Fund	1,155,018	35,921,065
PBHG Emerging Growth Fund	707,825	16,803,755
Fidelity Diversified International Fund*	4,884,804	107,172,591
Fidelity Retirement Money Market Portfolio*	90,662,480	90,662,480
PIMCO Total Return Fund	450,665	4,682,405
MAS Mid-Cap Value Fund	594,235	12,490,817
Brinson US Equity Fund	122,856	1,926,378
Company Stock*	12,180,052	140,121,574
Cox Communications Inc. Stock Fund*	1,585,181	70,776,466
Participant Loans (Maturities go through 2028;
Interest rate range from 7.75% to 9.50%)		28,424,110

Total		$ 1,036,924,397

  *  Represents a party-in-interest to the Plan
**  Stated at contract value