Form 10-Q
period 2001-07-01
TRIBUNE CO
filed 2001-08-14
CIK 726513

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2001

Commission file number 1-8572

TRIBUNE COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1880355 (I.R.S. Employer Identification No.)
435 North Michigan Avenue, Chicago, Illinois (Address of principal executive offices)	60611 (Zip code)

Registrant's telephone number, including area code: (312) 222-9100

No Changes
(Former name, former address and former fiscal year, if chaned since last report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X /  No /    /

        At August 5, 2001 there were 297,472,884 shares outstanding of the Company's Common Stock ($.01 par value per share), excluding 84,427,243 shares held by subsidiaries and affiliates of the Company.

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)

	Second Quarter Ended		First Half Ended
	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000
Operating Revenues	$ 1,367,209	$ 1,345,691	$ 2,660,011	$ 2,069,924

Operating Expenses
Cost of sales (exclusive of items shown below)	683,350	644,372	1,328,413	985,624
Selling, general and administrative	335,863	310,232	669,045	469,075
Depreciation	48,868	50,404	101,804	82,780
Amortization of intangible assets	60,422	39,164	119,344	58,944
Restructuring charges (Note 4)	14,344	–	14,344	–

Total operating expenses	1,142,847	1,044,172	2,232,950	1,596,423

Operating Profit	224,362	301,519	427,061	473,501

Net loss on equity investments	(16,001)	(18,495)	(35,862)	(36,164)
Interest income	1,935	4,906	4,001	19,143
Interest expense	(65,540)	(60,518)	(130,140)	(91,037)
Gain (loss) on change in fair values of derivatives
and related investments	32,648	(30,003)	41,764	(66,302)
Gain on sales of investments	244	46,643	442	59,654
Loss on investment write-downs	(34,588)	(7,000)	(34,588)	(7,000)

Income from Continuing Operations
Before Income Taxes and Minority Interest	143,060	237,052	272,678	351,795
Income taxes	(70,420)	(97,614)	(129,394)	(143,998)
Minority interest expense, net of tax (Note 2)	–	(16,335)	–	(16,335)

Income from Continuing Operations	72,640	123,103	143,284	191,462

Loss from Discontinued Operations, net of tax (Note 3)	–	(85,294)	–	(86,015)

Net Income	72,640	37,809	143,284	105,447
Preferred dividends, net of tax	(6,700)	(6,159)	(13,399)	(10,614)

Net Income Attributable to Common Shares	$ 65,940	$ 31,650	$ 129,885	$ 94,833

Earnings Per Share (Note 7):
Basic:
Continuing operations	$ .22	$ .49	$ .44	$ .76
Discontinued operations	–	(.36)	–	(.36)

Net income	$ .22	$ .13	$ .44	$ .40

Diluted:
Continuing operations	$ .21	$ .46	$ .41	$ .71
Discontinued operations	–	(.33)	–	(.33)

Net income	$ .21	$ .13	$ .41	$ .38

Dividends per common share	$ .11	$ .10	$ .22	$ .20

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)
	July 1, 2001	Dec. 31, 2000

Assets
Current assets
Cash and cash equivalents	$ 82,176	$ 115,788
Short-term investments	104,438	79,709
Accounts receivable, net	780,396	813,739
Inventories	48,849	51,332
Broadcast rights	254,421	268,176
Deferred income taxes	117,247	120,116
Prepaid expenses and other	66,087	42,306

Total current assets	1,453,614	1,491,166

Property, plant and equipment	3,055,040	2,924,753
Accumulated depreciation	(1,272,669)	(1,180,906)

Net properties	1,782,371	1,743,847

Broadcast rights	205,084	278,630
Intangible assets, net	8,654,789	8,496,782
AOL Time Warner stock related to PHONES debt	848,000	556,800
Other investments	1,114,273	1,084,439
Prepaid pension costs	843,249	803,100
Other assets	134,870	221,448

Total assets	$ 15,036,250	$ 14,676,212

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	July 1, 2001	Dec. 31, 2000

Liabilities and Shareholders' Equity
Current liabilities
Long-term debt due within one year	$ 630,922	$ 141,404
Contracts payable for broadcast rights	249,689	271,510
Deferred income	116,443	90,421
Income taxes	2,216	129,954
Accounts payable, accrued expenses and other current liabilities	697,834	815,935

Total current liabilities	1,697,104	1,449,224

PHONES debt related to AOL Time Warner stock	950,986	700,000
Other long-term debt	3,089,815	3,307,041
Deferred income taxes	2,243,471	2,146,416
Contracts payable for broadcast rights	326,258	390,657
Compensation and other obligations	891,128	796,958

Total liabilities	9,198,762	8,790,296

Shareholders' equity
Series B convertible preferred stock	250,135	265,790
Series C convertible preferred stock, net of treasury stock	44,284	44,284
Series D-1 convertible preferred stock, net of treasury stock	38,097	38,097
Series D-2 convertible preferred stock, net of treasury stock	24,510	24,510
Common stock and additional paid-in capital	8,194,853	8,193,927
Retained earnings	4,343,094	4,278,464
Treasury common stock (at cost)	(7,115,691)	(6,970,703)
Treasury common stock held by Tribune Stock Compensation
Fund (at cost)	(42,827)	(26,707)
Unearned compensation related to ESOP	(97,517)	(97,517)
Accumulated other comprehensive income	198,550	135,771

Total shareholders' equity	5,837,488	5,885,916

Total liabilities and shareholders' equity	$ 15,036,250	$ 14,676,212

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	First Half Ended
	July 1, 2001	June 25, 2000

Operations
Income from continuing operations	$ 143,284	$ 191,462
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Loss (gain) on change in fair values of derivatives
and related investments	(41,764)	66,302
Gain on sales of investments	(442)	(59,654)
Loss on investment write-downs	34,588	7,000
Depreciation and amortization of intangible assets	221,148	141,724
Minority interest expense, net of tax	–	16,335
Deferred income taxes	51,109	43,822
Other, net	(133,164)	4,012

Net cash provided by continuing operations	274,759	411,003
Net cash used by discontinued operations and assets held for sale	–	(19,520)

Net cash provided by operations	274,759	391,483

Investments
Capital expenditures	(116,010)	(88,977)
Acquisition of Times Mirror, net of cash acquired (excluding stock issued)	(1,836)	(2,106,476)
Other acquisitions and investments	(182,455)	(180,363)
Proceeds from sales of investments	15,380	77,121
Maturities of marketable securities	–	334,541
Proceeds from sale of discontinued operations	22,163	–
Other, net	(7,743)	(1,042)

Net cash used for investments of continuing operations	(270,501)	(1,965,196)
Net cash used for investments of discontinued operations and assets held
for sale	–	(60,046)

Net cash used for investments	(270,501)	(2,025,242)

Financing
Proceeds from issuance of long-term debt	265,997	1,769,810
Repayments of long-term debt	(31,525)	(157,506)
Sales of common stock to employees, net	59,281	77,703
Purchases of treasury common stock	(202,240)	(447,966)
Purchases of treasury common stock by Tribune Stock Compensation Fund	(50,729)	(52,453)
Dividends	(78,654)	(64,594)

Net cash provided by (used for) financing of continuing operations	(37,870)	1,124,994

Net decrease in cash and cash equivalents	(33,612)	(508,765)

Cash and cash equivalents, beginning of year	115,788	631,018

Cash and cash equivalents, end of quarter	$ 82,176	$ 122,253

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:    BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the "Company" or "Tribune") as of July 1, 2001 and the results of their operations for the quarters and first halves ended July 1, 2001 and June 25, 2000 and cash flows for the first halves ended July 1, 2001 and June 25, 2000. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2001 presentation.

On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies. The accompanying condensed consolidated financial statements reflect the education segment as a discontinued operation for all periods presented. See Note 3 for further discussion.

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2000. Financial information in the accompanying notes to the condensed consolidated financial statements exclude discontinued operations, except where noted.

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

In the first step of the transaction, Tribune made a cash tender offer for up to 28 million Times Mirror shares at a price of $95 per share, which expired on April 17, 2000. Through the tender offer, Tribune acquired 23.1 million Times Mirror shares for $2.2 billion, representing 39.4% of the outstanding Times Mirror common shares. Following the tender offer, Tribune gained effective control of Times Mirror and named 13 Tribune designees to Times Mirror's 27 member board of directors. Tribune began to consolidate Times Mirror's operating results starting April 17, 2000.

Tribune completed the second step of the acquisition on June 12, 2000, following Tribune and Times Mirror shareholder approvals, through a merger of the two companies. In the merger, each remaining Times Mirror common share was converted, at the election of the shareholder, into 2.5 shares of Tribune common stock or, to the extent available, $95 in cash. The election to receive cash in the merger was available up to the balance of 28 million shares, after Tribune's purchase of 23.1 million Times Mirror shares in the tender offer and Tribune's purchase of 0.2 million Times Mirror shares in the open market following the tender offer. In the merger, Tribune became obligated to pay approximately $447 million in cash for 4.7 million Times Mirror common shares at $95 per share. At July 1, 2001, $427 million of this amount had been paid. Each remaining Times Mirror common share was converted into 2.5 shares of Tribune common stock. On June 12, 2000, Tribune issued a net 83 million common shares in exchange for a net 33.2 million Times Mirror common shares. These net amounts exclude 127 million shares of Tribune common stock, treated as treasury shares, which were exchanged for 51 million Times Mirror shares held by Times Mirror affiliates. Tribune settled 7.1 million Times Mirror stock options for $302 million in cash. In addition, approximately 6.4 million Times Mirror options were converted into 16.1 million Tribune options. Shares of Times Mirror preferred stock were converted in the merger into shares of Tribune preferred stock with similar terms.

This transaction was accounted for as a step acquisition purchase. Consolidated results of operations include 39.4% of Times Mirror's operating results for the period April 17 through June 11, 2000, and 100% thereafter. Minority interest expense of $16 million, net of tax, was recorded for the remaining 60.6% of Times Mirror that Tribune did not own during the period of April 17 through June 11, 2000.

The total purchase price for Times Mirror was approximately $8.3 billion, which includes direct costs as well as debt and preferred stock assumed in connection with the merger. Direct costs include fees and expenses associated with the merger. The components of the total purchase price were as follows (in billions):

Cash	$ 3.1
Issuance of common stock and replacement options	3.4
Assumption of debt and preferred stock	1.8

Total purchase price	$ 8.3

The total acquisition cost of $8.3 billion has been allocated to the assets acquired and liabilities assumed based on their respective fair values. A total of $5.9 billion, representing the excess of acquisition cost over the fair value of Times Mirror’s net tangible assets, has been allocated to intangible assets. Identifiable intangible assets are being amortized over periods ranging from 15 to 40 years. Goodwill is being amortized over 40 years. The fair value of the assets acquired and liabilities assumed of Times Mirror are as follows (in billions):

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

NOTE 3:    DISCONTINUED OPERATIONS

On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies for approximately $686 million, including the related tax benefit of $22 million. In 2000, the Company received $642 million in cash and the remaining proceeds were received in January 2001. In the second quarter of 2000, Tribune recorded a one-time after-tax loss on the sale of approximately $96 million. The accompanying condensed consolidated financial statements reflect the education segment as discontinued operations for all periods presented. Discontinued operations are summarized as follows (in thousands):

	Second Quarter Ended		First Half Ended
	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000
Income from operations, net of tax	$ –	$ 10,464	$ –	$ 9,743
Loss on disposal, net of tax benefit of $22 million
and income during the holding period	–	(95,758)	–	(95,758)

Loss from discontinued operations,
net of tax	$ –	$(85,294)	$ –	$(86,015)

Education reported operating revenues of $170 million for the first half of 2000.

NOTE 4:    RESTRUCTURING CHARGES

During the 2001 second quarter, the Company announced a voluntary retirement program (“VRP”), which was offered to approximately 1,400 employees who met certain eligibility requirements. In addition, various other workforce reduction initiatives are being implemented throughout the Company. In the 2001 second quarter, the Company recorded restructuring charges of $14.3 million ($8.7 million after-tax, or $.03 per diluted share) for these initiatives. Restructuring charges of $13.4 million were recorded at publishing, $0.2 million at broadcasting and entertainment, $0.4 million at interactive and $0.3 million at corporate. These charges, consisting primarily of compensation expense, are presented as a separate line item in the condensed consolidated statements of income.

Accruals for the restructuring charges are included in “accounts payable, accrued expenses and other current liabilities” on the condensed consolidated balance sheet and amounted to $12.2 million at July 1, 2001. The accruals will be paid within the next year. The VRP will be funded primarily through excess pension plan assets.

A reconciliation of activity with respect to the 2001 restructuring accrual is as follows (in thousands):

Restructuring accrual at Dec. 31, 2000	$ –
Restructuring charges	14,344
Payments	(1,216)
Other (1)	(932)

Restructuring accrual at July 1, 2001	$ 12,196

(1)   Primarily represents charges related to the VRP that are recorded as a reduction of the prepaid pension costs in the condensed consolidated balance sheet.

The Company expects pretax restructuring charges to total approximately $125 million - $150 million in 2001, with the bulk of these costs to be incurred in the third quarter of 2001.

NOTE 5:    OTHER ACQUISITIONS

During the first half of 2001, the Company completed acquisitions totaling approximately $177 million. None of these acquisitions were material to the Company's consolidated financial statements.

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

These acquisitions were accounted for as purchases. Accordingly, the results of these operations are included in the condensed consolidated financial statements since their respective acquisition dates.

NOTE 6:    PRO FORMA INFORMATION

The following table presents the Company's unaudited pro forma results of operations for the second quarters and first halves of 2001 and 2000 as if the Times Mirror acquisition, the sale of the education segment, the acquisition of Qwest and the dispositions discussed in Note 2 had occurred at the beginning of the earliest year presented. The pro forma results may not be indicative of the results that would have been reported if the transactions had actually occurred at the beginning of each year presented, or of results that may be attained in the future. The unaudited pro forma results do not reflect any synergies anticipated by the Company as a result of the acquisitions.

	Second Quarter Ended		First Half Ended
(In thousands, except per share data)	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000

Operating revenues	$1,367,209	$1,501,935	$2,660,011	$2,839,099
Income from continuing operations	72,640	134,653	143,284	216,859
Net income	72,640	134,653	143,284	216,859

Basic net income per share	$ .22	$ .41	$ .44	$ .64
Diluted net income per share	$ .21	$ .39	$ .41	$ .62

NOTE 7:    EARNINGS PER SHARE

The computations of basic and diluted earnings per share ("EPS") were as follows (in thousands, except per share data):

	Second Quarter Ended		First Half Ended
	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000
Basic EPS:
Net income	$ 72,640	$ 37,809	$ 143,284	$ 105,447
Preferred dividends, net of tax	(6,700)	(6,159)	(13,399)	(10,614)

Net income attributable to common shares	$ 65,940	$ 31,650	$ 129,885	$ 94,833

Weighted average common shares outstanding	298,232	239,487	298,944	237,845

Basic EPS	$ .22	$ .13	$ .44	$ .40

Diluted EPS:
Net income	$ 72,640	$ 37,809	$ 143,284	$ 105,447
Additional ESOP contribution required
assuming Series B preferred shares were
converted, net of tax	(2,572)	(2,735)	(5,231)	(5,550)
Dividends on Series C, D-1, and D-2 preferred
stock	(2,014)	–	(4,028)	–
LYONs interest expense, net of tax	1,525	246	3,040	246
Minority interest adjustment, net of tax	–	(318)	–	(318)

Adjusted net income	$ 69,579	$ 35,002	$ 137,065	$ 99,825

Weighted average common shares outstanding	298,232	239,487	298,944	237,845
Assumed conversion of Series B preferred shares
into common shares	18,264	19,405	18,264	19,405
Assumed exercise of stock options, net of
common shares assumed repurchased
with the proceeds	6,849	2,694	6,662	2,984
Assumed conversion of LYONs debt securities	7,272	1,121	7,272	560

Adjusted weighted average common shares
outstanding	330,617	262,707	331,142	260,794

Diluted EPS	$ .21	$ .13	$ .41	$ .38

Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the assumption that the Series B convertible preferred shares held by the Company’s Employee Stock Ownership Plan and the LYONs debt securities are converted into common shares. The LYONs debt securities were assumed in the Times Mirror acquisition. Weighted average common shares outstanding is adjusted for the dilutive effect of stock options. Conversion of the Company’s Series C, D-1 and D-2 convertible preferred stocks are not assumed in the calculation of diluted EPS because the effects of such conversions would be antidilutive.

NOTE 8:    DERIVATIVES AND RELATED INVESTMENTS

In April 1999, the Company issued 8.0 million of its Exchangeable Subordinated Debentures due 2029 (“PHONES”), for an aggregate principal amount of over $1.2 billion. The principal amount equaled the value of 16.0 million shares of America Online (“AOL”) common stock at the closing price of $78.50 per share on April 7, 1999. In January 2001, AOL and Times Warner, Inc. merged, and the new company is named AOL Time Warner. The Company continues to own the AOL Time Warner stock. At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. Interest on the debentures is paid quarterly at an annual rate of 2%.

The Company adopted Statement of Financial Accounting Standards (“FAS”) No. 133, “Accounting for Derivative Instruments and Hedging Activities,” as of the beginning of the 1999 second quarter. FAS 133 requires that all derivative instruments be recorded in the balance sheet at fair value. Changes in the fair value of derivative instruments are either recognized periodically in income or shareholders’ equity as a component of comprehensive income, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The provisions of FAS 133 affect the Company’s accounting for its 8.0 million PHONES, its 4.6 million Debt Exchangeable for Common Stock securities (“DECS”) and its 0.4 million Premium Equity Participating Securities (“PEPS”).

Under the provisions of FAS 133, the initial value of the PHONES and the DECS were each split into a debt component and a derivative component. Changes in the fair values of the derivative component of the PHONES and DECS are recorded in the statement of income. Beginning in the second quarter of 1999, changes in the fair values of the related AOL Time Warner and Mattel shares are recorded in the statement of income and should at least partially offset changes in the fair values of the derivative component of the PHONES and the DECS, respectively. However, there have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and DECS and the related AOL Time Warner and Mattel shares, respectively.

In connection with the Times Mirror acquisition, the Company assumed Times Mirror's 0.4 million PEPS and the related investment in 0.7 million AOL Time Warner shares. The PEPS matured on March 15, 2001 and were repaid with $26.2 million in cash.

Also in connection with the Times Mirror acquisition, the Company assumed several interest rate swap agreements. The Company uses these agreements to manage exposure to market risk associated with changes in interest rates. The changes in the fair values of these swap agreements are recorded in the accumulated other comprehensive income component of shareholders’ equity.

NOTE 9:    NON-OPERATING ITEMS

The second quarter and first half of 2001 included several non-operating items, summarized as follows (in thousands, except per share amounts):

	Second Quarter Ended		First Half Ended
	July 1, 2001		July 1, 2001
	Pretax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	Diluted EPS
Gain on change in fair values of derivatives
and related investments	$ 32,648	$ .07	$ 41,764	$ .08
Loss on investment write-downs	(34,588)	(.07)	(34,588)	(.07)
Gain on sales of investments	244	–	442	–

Total non-operating items	$ (1,696)	$ –	$ 7,618	$ .01

In the 2001 second quarter, the $33 million gain on the change in fair values of derivatives and related investments resulted primarily from a $206 million increase in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $173 million increase in the fair value of the derivative component of the PHONES. In the 2001 first half, the $42 million gain resulted mainly from a $291 million increase in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $247 million increase in the fair value of the derivative component of the PHONES.

In the 2001 second quarter, the Company determined that the decline in fair value of certain investments was other than temporary and recorded a non-cash, pretax loss of $35 million to write down the investments to fair value.

The second quarter and first half of 2000 also included several non-operating items, summarized as follows (in thousands, except per share amounts):

	Second Quarter Ended		First Half Ended
	June 25, 2000		June 25, 2000
	Pretax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	Diluted EPS
Loss on change in fair values of derivatives
and related investments	$(30,003)	$ .(07)	$(66,302)	$ (.16)
Loss on investment write-downs	(7,000)	(.02)	(7,000)	(.02)
Gain on sales of investments	46,643.11		59,654.14

Total non-operating items	$ 9,640	$ .02	$(13,648)	$ .(04)

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

In the 2000 second quarter, the Company sold its Digital City investment to AOL for $64 million in cash. The Company recorded a pretax gain of approximately $48 million on the sale. Also, in the 2000 first quarter the Company sold 270,000 shares of AOL which resulted in a pretax gain of $13 million. The Company also sold another investment and recorded certain investment write-downs in the second quarter.

NOTE 10:    INVENTORIES

Inventories consisted of the following (in thousands):

	July 1, 2001	Dec. 31, 2000

Newsprint (at LIFO)	$38,326	$41,345
Supplies and other	10,523	9,987

Total inventories	$48,849	$51,332

Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $10.5 million at July 1, 2001, and $10.2 million at Dec. 31, 2000.

NOTE 11:    LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	July 1, 2001	Dec. 31, 2000

Promissory notes, weighted average interest rate of 3.9% and 6.6%	$ 779,602	$ 513,605
Medium-term notes, weighted average
interest rate of 6.2%, due 2001-2008	1,036,615	1,036,615
8.4% guaranteed ESOP notes, due 2001-2003	97,517	97,517
6.25% DECS, due August 2001	103,730	78,488
4.25% PEPS, matured March 2001	–	20,736
6.25% notes due 2026, putable to the Company at par in November 2001	100,000	100,000
6.65% notes due October 2001	199,779	199,449
Property financing obligation, effective interest rate of
7.7%, expiring 2009	116,069	121,153
7.45% notes due 2009	394,010	393,649
7.25% debentures due 2013	140,999	140,698
LYONs due 2017	286,583	281,602
7.5% debentures due 2023	93,495	93,378
6.61% debentures due 2027	241,838	241,685
7.25% debentures due 2096	128,852	128,758
Other notes and obligations	1,648	1,112

Total debt excluding PHONES	3,720,737	3,448,445
Less portions due within one year	(630,922)	(141,404)

Long-term debt excluding PHONES	3,089,815	3,307,041
2% PHONES debt related to AOL Time Warner stock, due 2029	950,986	700,000

Total long-term debt	$ 4,040,801	$ 4,007,041

The Company intends to refinance $295 million of commercial paper, $105 million of medium-term notes and $200 million of 6.65% notes scheduled to mature by July 1, 2002, and has the ability to do so on a long-term basis through existing revolving credit agreements. Accordingly, these notes were classified as long-term. At July 1, 2001, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.7 billion, of which $0.5 million expires in December 2001, $0.6 million expires in April 2002 and $0.6 million expires in December 2005. As of July 1, 2001, no amounts were borrowed under these credit agreements.

Long-term debt due within one year at July 1, 2001 includes $485 million of commercial paper. The Company intends to refinance the commercial paper upon maturity. Long-term debt due within one year at July 1, 2001 also includes the DECS and the current portion of the ESOP note. The DECS are scheduled to mature on Aug. 15, 2001. The Company intends to repay the DECS using shares of Mattel common stock. The number of Mattel shares due at maturity is based on the fair market value of the Mattel common stock, adjusted using a predetermined formula that allocates a portion of the appreciation, if any, to the Company.

In connection with the Times Mirror acquisition, the Company assumed Times Mirror's 0.4 million PEPS and the related investment in 0.7 million AOL Time Warner shares. The PEPS matured on March 15, 2001, and were repaid with $26.2 million in cash.

NOTE 12:    COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments, all of which pertained to the Company’s education business sold in September 2000, and unrealized gains and losses on interest rate swaps and marketable securities classified as available-for-sale.

Approximately 6.3 million AOL Time Warner shares are currently classified as available-for-sale. The Company's comprehensive income is as follows (in thousands):

	Second Quarter Ended		First Half Ended
	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000
Net income	$ 72,640	$ 37,809	$ 143,284	$ 105,447

Change in foreign currency translation
adjustments, net of taxes	–	(995)	–	(2,560)

Unrealized loss on interest rate swaps, net of taxes	(4,446)	(775)	(263)	(775)

Unrealized holding gain (loss) on marketable
securities classified as available-for-sale:
Unrealized holding gain (loss) arising during
the period, before tax	73,075	(171,623)	104,085	(402,853)
Less: adjustment for gain on sales of
investments included in net income	–	–	–	(13,011)
Income taxes	(28,507)	64,076	(41,043)	155,356

Change in net unrealized gain on securities	44,568	(107,547)	63,042	(260,508)

Other comprehensive income (loss)	40,122	(109,317)	62,779	(263,843)

Comprehensive income (loss)	$ 112,762	$(71,508)	$ 206,063	$(158,396)

NOTE 13:    LEGAL PROCEEDINGS

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

NOTE 14:    SEGMENT INFORMATION

Financial data for each of the Company's business segments are as follows (in thousands):

	Second Quarter Ended		First Half Ended
	July 1, 2001	June 25, 2000	July 1, 2001	June 25, 2000
Operating revenues:
Publishing	$ 965,705	$ 916,825	$ 1,954,696	$ 1,324,272
Broadcasting and Entertainment	387,179	418,371	677,247	729,891
Interactive	14,325	10,495	28,068	15,761

Total operating revenues	$ 1,367,209	$ 1,345,691	$ 2,660,011	$ 2,069,924

Operating profit before restructuring charges:
Publishing	$ 151,051	$ 195,487	$ 307,112	$ 303,781
Broadcasting and Entertainment	105,193	142,082	175,914	225,777
Interactive	(8,189)	(13,130)	(18,437)	(24,451)
Corporate expenses	(9,349)	(22,920)	(23,184)	(31,606)

Total operating profit before
restructuring charges	$ 238,706	$ 301,519	$ 441,405	$ 473,501

Operating profit including restructuring charges:
Publishing	$ 137,607	$ 195,487	$ 293,668	$ 303,781
Broadcasting and Entertainment	105,026	142,082	175,747	225,777
Interactive	(8,555)	(13,130)	(18,803)	(24,451)
Corporate expenses	(9,716)	(22,920)	(23,551)	(31,606)

Total operating profit including
restructuring charges	$ 224,362	$ 301,519	$ 427,061	$ 473,501

	July 1, 2001	Dec. 31, 2000

Assets:
Publishing	$ 8,833,429	$ 8,653,011
Broadcasting and Entertainment	3,928,548	3,870,720
Interactive	279,888	312,446
Corporate	1,994,385	1,840,035

Total assets	$15,036,250	$14,676,212

NOTE 15:    NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations,” and FAS No. 142, “Goodwill and Other Intangible Assets.” FAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. FAS 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets ceases beginning in fiscal year 2002. The Company anticipates that the adoption of this standard will substantially reduce the amount of amortization expense related to intangible assets, including goodwill.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the second quarter and first half of 2001 to the second quarter and first half of 2000. Certain prior year amounts have been reclassified to conform with the 2001 presentation.

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

OTHER ACQUISITIONS

During the first half of 2001, the Company completed acquisitions totaling approximately $177 million. None of these acquisitions were material to the Company's consolidated financial statements.

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

These acquisitions were accounted for as purchases. Accordingly, the results of these operations are included in the condensed consolidated financial statements since their respective acquisition dates.

RESTRUCTURING CHARGES

During the 2001 second quarter, the Company announced a voluntary retirement program (“VRP”), which was offered to approximately 1,400 employees who met certain eligibility requirements. In addition, various other workforce reduction initiatives are being implemented throughout the Company. In the 2001 second quarter, the Company recorded restructuring charges of $14.3 million, ($8.7 million after-tax, or $.03 per diluted share) for these initiatives. Restructuring charges of $13.4 million were recorded at publishing, $0.2 million at broadcasting and entertainment, $0.4 million at interactive and $0.3 million at corporate. These charges, consisting primarily of compensation expense, are presented as a separate line item in the condensed consolidated statements of income.

Accruals for the restructuring charges are included in “accounts payable, accrued expenses and other current liabilities” on the condensed consolidated balance sheet and amounted to $12.2 million at July 1, 2001. The accruals will be paid within the next year. The VRP will be funded primarily through excess pension plan assets.

A reconciliation of activity with respect to the 2001 restructuring accrual is as follows (in thousands):

Restructuring accrual at Dec. 31, 2000	$ –
Restructuring charges	14,344
Payments	(1,216)
Other (1)	(932)

Restructuring accrual at July 1, 2001	$ 12,196

(1)   Primarily represents charges related to the VRP that are recorded as a reduction of the prepaid pension costs in the condensed consolidated balance sheet.

The Company expects pretax restructuring charges to total approximately $125 million - $150 million in 2001, with the bulk of these costs to be incurred in the third quarter of 2001.

DISCONTINUED OPERATIONS

On Sept. 5, 2000, the Company sold its education segment to the McGraw-Hill Companies for approximately $686 million, including the related tax benefit of $22 million. In 2000, the Company received $642 million in cash and the remaining proceeds were received in January 2001. The condensed consolidated financial statements included in Item 1 reflect the education segment as discontinued operations for all periods presented.

NON-OPERATING ITEMS

The second quarter and first half of 2001 included several non-operating items, summarized as follows (in millions, except per share amounts):

	Second Quarter Ended		First Half Ended
	July 1, 2001		July 1, 2001
	Pretax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	Diluted EPS
Gain on change in fair values of derivatives
and related investments	$ 33	$ .07	$ 42	$ .08
Loss on investment write-downs	(35)	(.07)	(35)	(.07)
Gain on sales of investments	–	–	–	–

Total non-operating items	$ (2)	$ –	$ 7	$ .01

In the 2001 second quarter, the $33 million gain on the change in fair values of derivatives and related investments resulted primarily from a $206 million increase in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $173 million increase in the fair value of the derivative component of the PHONES. In the 2001 first half, the $42 million gain resulted mainly from a $291 million increase in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $247 million increase in the fair value of the derivative component of the PHONES.

In the 2001 second quarter, the Company determined that the decline in fair value of certain investments was other than temporary and recorded a non-cash, pretax loss of $35 million to write down the investments to fair value.

The second quarter and first half of 2000 also included several non-operating items, summarized as follows (in millions, except per share amounts):

	Second Quarter Ended		First Half Ended
	June 25, 2000		June 25, 2000
	Pretax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	Diluted EPS
Loss on change in fair values of derivatives
and related investments	$(30)	$ .(07)	$(66)	$ (.16)
Loss on investment write-downs	(7)	(.02)	(7)	(.02)
Gain on sales of investments	47.11		60.14

Total non-operating items	$ 10	$ .02	$(13)	$ .(04)

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

In the 2000 second quarter, Tribune sold its Digital City investment to AOL for $64 million in cash. The Company recorded a pretax gain of approximately $48 million on the sale. Also, in the 2000 first quarter the Company sold 270,000 shares of AOL which resulted in a pretax gain of $13 million. The Company also sold another investment and recorded certain investment write-downs in the second quarter.

NEW ACCOUNTING PRONOUNCEMENTS

In June 2001, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards (“FAS”) No. 141, “Business Combinations,” and FAS No. 142, “Goodwill and Other Intangible Assets.” FAS 141 requires that the purchase method be used for business combinations initiated after June 30, 2001. FAS 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but instead be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets ceases beginning in fiscal year 2002. The Company anticipates that the adoption of this standard will substantially reduce amortization expense related to intangible assets, including goodwill.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2001 and 2000 second quarters reflect these seasonal patterns.

CONSOLIDATED

The Company's consolidated operating results for the second quarters and first halves of 2001 and 2000 and the percentage changes from 2000 are shown in the table below. Times Mirror operating results are included from April 17, 2000.

(In millions, except per share amounts)	Second Quarter			First Half
	2001	2000	Change	2001	2000	Change
Operating revenues	$ 1,367	$ 1,346	+2%	$ 2,660	$ 2,070	+29%

Operating profit excluding restructuring charges	238	302	-21%	441	474	-7%
Restructuring charges	(14)	–	*	(14)	–	*

Operating profit	224	302	-26%	427	474	-10%

Non-operating items, net of tax	(1)	4	*	5	(10)	*

Net income:
Continuing operations
Excluding restructuring charges and
non-operating items	$ 82	$ 119	-31%	$ 147	$ 202	-27%

Including restructuring charges and
non-operating items	73	123	-41%	143	191	-25%
Discontinued operations	–	(85)	-100%	–	(86)	-100%

Net income	$ 73	$ 38	+92%	$ 143	$ 105	+36%

Diluted earnings per share:
Continuing operations:
Excluding restructuring charges and
non-operating items	$ .24	$ .44	-45%	$ .43	$ .75	-43%

Including restructuring charges and
non-operating items	.21	.46	-54%	.41	.71	-42%
Discontinued operations	–	(.33)	-100%	–	(.33)	-100%

Net income	$ .21	$ .13	+62%	$ .41	$ .38	+8%

*Not meaningful

Earnings Per Share (“EPS”) -- Diluted EPS from continuing operations for the 2001 second quarter fell to $.24, down 45% from $.44 last year, excluding the restructuring charges in 2001 and non-operating items in both years. On the same basis, diluted EPS from continuing operations for the first half of 2001 decreased 43% to $.43 from $.75 in 2000. The declines were due to lower operating profit at publishing and broadcasting and entertainment, partially offset by improvements at interactive and lower corporate expenses. Including the restructuring charges and non-operating items in both years, diluted EPS from continuing operations was $.21 in the 2001 second quarter, compared with $.46 in the 2000 second quarter, and $.41 in the first half of 2001, compared with $.71 in the first half of 2000.

Operating Revenues and Profit -- The Company’s consolidated operating revenues, EBITDA (operating profit before depreciation, amortization, equity results, non-operating items and minority interest) and operating profit by business segment for the second quarter and first half were as follows (in millions):

	Second Quarter			First Half
	2001	2000	Change	2001	2000	Change
Operating revenues
Publishing	$ 966	$ 917	+5%	$ 1,955	$ 1,324	+48%
Broadcasting and Entertainment	387	418	-7%	677	730	-7%
Interactive	14	11	+36%	28	16	+78%

Total operating revenues	$ 1,367	$ 1,346	+2%	$ 2,660	$ 2,070	+29%

EBITDA**
Publishing	$ 227	$ 253	-10%	$ 461	$ 383	+20%
Broadcasting and Entertainment	135	171	-21%	235	284	-17%
Interactive	(5)	(12)	+57%	(12)	(22)	+45%
Corporate expenses	(9)	(21)	+58%	(22)	(30)	+27%

Total before restructuring charges	348	391	-11%	662	615	+8%
Restructuring charges	(14)	–	*	(14)	–	*

Total EBITDA	$ 334	$ 391	-15%	$ 648	$ 615	+5%

Operating profit
Publishing	$ 151	$ 196	-23%	$ 307	$ 304	+1%
Broadcasting and Entertainment	105	142	-26%	176	226	-22%
Interactive	(8)	(13)	+38%	(18)	(24)	+25%
Corporate expenses	(10)	(23)	+59%	(24)	(32)	+27%

Total before restructuring charges	238	302	-21%	441	474	-7%
Restructuring charges	(14)	–	*	(14)	–	*

Total operating profit	$ 224	$ 302	-26%	$ 427	$ 474	-10%

*Not meaningful

**	EBITDA is defined as earnings before interest, taxes, depreciation, amortization, equity results, non-operating items and minority interest. The Company has presented EBITDA because it is comparable to the data provided by other companies in the industry and is a common alternative measure of performance. Although comparable, the Company’s definition of EBITDA may not be consistent with that of other companies. EBITDA does not represent cash provided by operating activities as reflected in the Company’s consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Consolidated operating revenues for the second quarter of 2001 rose 2% to $1.4 billion from $1.3 billion in 2000 and for the first half increased 29% to $2.7 billion from $2.1 billion in 2000, mainly due to the Times Mirror acquisition. Excluding Times Mirror, revenues decreased 8% in the quarter and 7% in the first half. Excluding all acquisitions and divestitures (“on a comparable basis”), revenues were down 10% in the second quarter and 8% in the first half, primarily as a result of advertising revenue declines and soft market conditions.

Consolidated operating profit, before restructuring charges, decreased 21% in the 2001 second quarter and 7% in the first half, while EBITDA declined 11% in the second quarter and rose 8% in the first half. Publishing operating profit, before restructuring charges, decreased 23% in the 2001 second quarter due to advertising revenue declines and higher newsprint expense. For the first half of 2001, publishing operating profit, before restructuring charges, rose 1% primarily due to the acquisition of Times Mirror substantially offset by advertising revenue declines. Excluding Times Mirror and restructuring charges, publishing operating profit decreased 28% for the 2001 second quarter and 24% for the first half primarily due to a decline in advertising revenue. Broadcasting and entertainment operating profit, excluding restructuring charges, fell 26% and 22% in the 2001 second quarter and first half, respectively, mainly due to declines in television revenues as a result of soft market conditions. Interactive reported an operating loss of $8 million in the 2001 second quarter, compared with $13 million in the second quarter last year, and $18 million for the first half, compared with $24 million in the 2000 first half. The decreases were primarily due to continued cost control initiatives and increased classified advertising revenues. On a comparable basis and excluding the restructuring charges, consolidated operating profit was down 29% in the second quarter and 27% in the first half, and EBITDA decreased 25% in the second quarter and 22% in the first half.

Operating Expenses -- Consolidated operating expenses for the second quarters and first halves of 2001 and 2000 were as follows (in millions):

	Second Quarter			First Half
	2001	2000	Change	2001	2000	Change
Cost of sales	$ 683	$ 644	+6%	$1,328	$ 986	+35%
Selling, general & administrative	336	310	+8%	669	469	+43%
Depreciation	49	51	-3%	102	83	+23%
Amortization of intangible assets	60	39	+54%	119	59	+102%

Operating expenses before restructuring
charges	$1,128	$1,044	+8%	$2,218	$1,597	+39%
Restructuring charges	14	–	*	14	–	*

Total operating expenses	$1,142	$1,044	+9%	$2,232	$1,597	+40%

*Not meaningful

Cost of sales increased 6%, or $39 million, in the 2001 second quarter and 35%, or $342 million, in the first half, primarily due to the acquisition of Times Mirror. On a comparable basis, cost of sales was flat in the second quarter and was up 1%, or $1 million, in the first half. On a comparable basis, compensation expense was up 5%, or $6 million, in the second quarter and 3%, or $6 million, in the first half, primarily due to an increase in Cubs players’ salaries. Broadcast rights amortization was flat in the second quarter and was down 3%, or $5 million, in the first half. Newsprint expense decreased 6%, or $3 million, in the second quarter and was up 3%, or $3 million, in the first half of 2001. Other cash expenses decreased $3 million in the second quarter and $1 million in the first half of 2001 as a result of cost control initiatives.

Selling, general and administrative expenses (“SG&A”) were up 8%, or $26 million, in the 2001 second quarter and increased 43%, or $200 million, in the first half. On a comparable basis, SG&A expenses were down 3%, or $4 million, in the second quarter and were flat in the first half. On a comparable basis, compensation expense grew 2%, or $2 million, in the second quarter and 6%, or $11 million, in the first half. Promotion expenses declined 7%, or $2 million, in the second quarter and 6%, or $3 million, in the first half of 2001. Sales expense decreased 10%, or $3 million, in the second quarter and 6%, or $3 million, in the first half. For the second quarter and first half of 2001, advertising expenses were down 5%, or $2 million, and 1%, or $1 million, respectively.

The increases in depreciation and amortization of intangible assets reflect the acquisitions and capital expenditures made in 2001 and 2000.

PUBLISHING

Operating Revenues and Profit -- The following table presents publishing operating revenues, EBITDA and operating profit, excluding the restructuring charges, for daily newspapers and other publications/services for the second quarter and first half. The latter category includes syndication of editorial products, advertising placement services, niche and weekly publications, direct mail operations, cable television news programming, distribution of entertainment listings and other publishing-related activities. Times Mirror operating results are included beginning April 17, 2000.

	Second Quarter			First Half
(In millions)	2001	2000	Change	2001	2000	Change
Operating revenues
Daily newspapers	$859	$827	+4%	$1,743	$1,196	+46%
Other publications/services	107	90	+19%	212	128	+65%

Total	$966	$917	+5%	$1,955	$1,324	+48%

Revenues excluding Times Mirror
Daily newspapers	$334	$374	-11%	$ 683	$ 744	-8%
Other publications/services	42	40	+6%	84	78	+8%

Total	$376	$414	-9%	$ 767	$ 822	-7%

EBITDA before restructuring charges
Daily newspapers	$207	$236	-12%	$ 423	$ 361	+17%
Other publications/services	20	17	+16%	38	22	+73%

Total	$227	$253	-10%	$ 461	$ 383	+20%

EBITDA before restructuring charges and
excluding Times Mirror
Daily newspapers	$ 94	$128	-26%	$ 193	$ 253	-24%
Other publications/services	7	7	-8%	13	12	+9%

Total	$101	$135	-25%	$ 206	$ 265	-22%

Operating profit before restructuring charges
Daily newspapers	$139	$186	-25%	$ 286	$ 292	-2%
Other publications/services	12	10	+20%	21	12	+81%

Total	$151	$196	-23%	$ 307	$ 304	+1%

Operating profit before restructuring charges and
excluding Times Mirror
Daily newspapers	$77	$109	-29%	$ 160	$ 215	-26%
Other publications/services	4	5	-16%	7	7	+11%

Total	$81	$114	-28%	$ 167	$ 222	-24%

Publishing operating revenues for the 2001 second quarter increased 5% to $966 million, and for the first half were up 48% to $2 billion, primarily due to the acquisition of Times Mirror. Excluding Times Mirror, publishing revenues were down 9%, or $38 million, in the 2001 second quarter, and for the first half were down 7%, or $55 million. Excluding Times Mirror and other acquisitions (“on a comparable basis”), publishing revenues decreased 11%, or $45 million, in the 2001 second quarter and 8%, or $63 million, in the first half. Total advertising revenues, excluding Times Mirror, were down 13% in the second quarter and 9% in the first half of 2001.

Operating profit, before restructuring charges, for the 2001 second quarter decreased 23% to $151 million and rose 1%, or $3 million, in the first half. Excluding Times Mirror and restructuring charges, operating profit was down 28%, or $33 million, for the second quarter and decreased 24%, or $55 million, for the first half. On a comparable basis, operating profit decreased 29% and 25% in the 2001 second quarter and first half, respectively, primarily as a result of declines in advertising revenue, especially in Chicago. In the second quarter of 2001, excluding Times Mirror and restructuring charges, daily newspaper operating profit margins were down to 23.1% from 29.0%, and in the first half decreased to 23.4% from 28.9% in 2000.

Publishing revenues excluding Times Mirror, by classification, for the second quarter and first half were as follows (in millions):

	Second Quarter			First Half
	2001	2000	Change	2001	2000	Change
Advertising
Retail	$114	$118	-4%	$227	$227	–
National	57	69	-16%	116	133	-12%
Classified	107	134	-20%	229	273	-16%

Total advertising	278	321	-13%	572	633	-9%
Circulation	57	58	-1%	116	119	-2%
Other	41	35	+15%	79	70	+11%

Total revenues	$376	$414	-9%	$767	$822	-7%

Excluding Times Mirror, retail advertising revenues declined 4% in the 2001 second quarter and remained flat in the first half. Retail advertising fell in the second quarter due to weak electronics, department store and other retail store advertising. National advertising revenues were down 16% in the second quarter and 12% in the first half from lower high-tech, financial and media advertising in Chicago, Fort Lauderdale and Orlando. Classified advertising decreased 20% in the second quarter and 16% in the first half, primarily due to lower help-wanted advertising.

Advertising lineage, excluding Times Mirror, for the second quarter and first half was as follows:

	Second Quarter			First Half
(Inches in thousands)	2001	2000	Change	2001	2000	Change
Full run
Retail	727	733	-1%	1,430	1,447	-1%
National	311	355	-12%	619	694	-11%
Classified	1,589	1,714	-7%	3,233	3,402	-5%

Total full run	2,627	2,802	-6%	5,282	5,543	-5%
Part run	2,723	2,577	+6%	5,311	5,040	+5%

Total inches	5,350	5,379	-1%	10,593	10,583	–

Preprint pieces* (in millions)	1,061	1,119	-5%	2,129	2,150	-1%

* Preprint amounts have been restated to reflect pieces, rather than inches, for all periods presented.

Excluding Times Mirror, full run advertising linage declined 6% in the 2001 second quarter and 5% in the first half. Full run retail advertising linage decreased 1% in both the second quarter and first half due to declines in Chicago, Orlando and Ft. Lauderdale, partially offset by increases in Newport News. Full run national advertising linage was down 12% in the second quarter and 11% in the first half, primarily due to decreases in Chicago and Newport News. Full run classified advertising linage decreased 7% in the second quarter and 5% in the first half due to declines across all of the newspapers. Part run advertising linage was up 6% in the second quarter and 5% in the first half mainly due to increases in Orlando, Chicago and Fort Lauderdale. Preprint advertising pieces declined 5% in the second quarter and 1% in the first half due to decreases in Chicago, Newport News and Orlando, partially offset by increases at Fort Lauderdale.

Excluding Times Mirror, circulation revenues decreased 1% in the 2001 second quarter and 2% in the first half. Total average daily circulation decreased 2% to 1,211,000 copies in the 2001 second quarter and was down 3% to 1,223,000 copies in the first half. Total average Sunday circulation was down 1% to 1,851,000 copies in the second quarter and declined 3% to 1,861,000 in the first half of 2001.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Excluding Times Mirror and other acquisitions, other revenues increased 3% and 5% in the 2001 second quarter and first half, respectively, mostly due to higher revenues from direct mail and commercial printing operations.

Operating Expenses -- Publishing operating expenses increased 13%, or $93 million, in the second quarter and 61%, or $627 million, in the first half, due to the acquisition of Times Mirror. Excluding Times Mirror and other acquisitions and restructuring charges, operating expenses were down 4%, or $12 million, in the second quarter and 1%, or $7 million, in the first half. On a comparable basis, newsprint and ink expense was down 6%, or $3 million, in the second quarter and rose 3%, or $3 million, in the first half. Compensation expense increased 2%, or $2 million, in the second quarter and 3%, or $7 million, in the first half of 2001. In the second quarter and first half of 2001, advertising expenses declined $2 million and $1 million, respectively. Editorial expenses were down $1 million in both the second quarter and first half of 2001. Manufacturing and distribution expenses declined $3 million and $5 million, respectively, in the second quarter and first half of 2001.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit -- The following table presents operating revenues, EBITDA and operating profit for television, radio and entertainment/other for the second quarter and first half, excluding the restructuring charges. Entertainment/other includes Tribune Entertainment and the Chicago Cubs.

	Second Quarter			First Half
(In millions)	2001	2000	Change	2001	2000	Change
Operating revenues
Television	$314	$348	-10%	$ 577	$ 633	-9%
Radio	16	17	-5%	28	30	-5%
Entertainment/other	57	53	+7%	72	67	+7%

Total	$387	$418	-7%	$ 677	$ 730	-7%

EBITDA before restructuring charges
Television	$128	$160	-20%	$ 230	$ 273	-16%
Radio	6	7	-12%	10	11	-4%
Entertainment/other	1	4	-87%	(5)	–	*

Total	$135	$171	-21%	$ 235	$ 284	-17%

Operating profit before restructuring charges
Television	$ 99	$132	-25%	$ 174	$ 218	-20%
Radio	6	7	-12%	10	10	-4%
Entertainment/other	–	3	-112%	(8)	(2)	*

Total	$105	$142	-26%	$ 176	$ 226	-22%

*Not meaningful

Broadcasting and entertainment operating revenues decreased 7% for both the 2001 second quarter and the first half to $387 million and $677 million, respectively, mainly due to lower television revenues. Television revenues were down 10%, or $34 million, in the second quarter, and 9%, or $56 million, in the first half due to soft market conditions, including lower dot.com and automotive advertising. Automotive advertising fell 12% in the 2001 second quarter and 13% in the first half, as compared to the same periods a year ago. Dot.com advertising decreased from 3% of total revenues to 1% for both the 2001 second quarter and first half. These declines were partially offset by higher copyright royalties and acquisitions of stations in Atlanta and New Orleans (February 2000) and other acquisitions. The 2001 second quarter included $8 million in copyright royalties compared with none in the 2000 second quarter, and the first half included $18 million in copyright royalties, up $6 million as compared with the 2000 first half. These royalties resulted from payments by cable systems and satellite carriers for television signals they deliver to subscribers outside the stations' local markets. Excluding the impact of acquisitions ("on a comparable basis"), television revenues decreased 11% in the 2001 second quarter and 10% in the first half. Excluding the impact of acquisitions and copyright royalties, revenues fell 14% in the 2001 second quarter and 12% in the first half. Radio revenues declined 5% in both the 2001 second quarter and first half mainly due to decreases in Chicago. Entertainment/other revenues rose 7% in both the 2001 second quarter and first half as a result of increased revenues for the Cubs and improvements at Tribune Entertainment from the show Andromeda.

Operating profit for broadcasting and entertainment was down 26% to $105 million in the 2001 second quarter and decreased 22% to $176 million in the first half primarily due to declines in television. Television operating profit fell 25% in the 2001 second quarter and 20% in the first half as a result of soft advertising conditions, including a significant decrease in automotive and dot.com advertising. On a comparable basis, television operating profit was down 26% in the 2001 second quarter and 23% in the first half.

Operating Expenses -- Broadcasting and entertainment operating expenses increased 2%, or $6 million, in the second quarter of 2001 and declined 1%, or $3 million, in the first half. The increase for the 2001 second quarter was mainly due to higher salaries for Cubs players and acquisitions. On a comparable basis, broadcasting and entertainment operating expenses were up 1%, or $2 million, in the second quarter and down 1%, or $7 million, in the first half. On a comparable basis, news, sales and promotion costs decreased 13%, or $4 million, in the 2001 second quarter and 14%, or $7 million, in the first half. Broadcast rights amortization remained flat in the 2001 second quarter as compared with the 2000 second quarter and decreased 3%, or $5 million, in the first half. Compensation costs grew 6%, or $6 million, in the 2001 second quarter and 5%, or $8 million, in the first half, primarily due to higher Cubs players' salaries.

INTERACTIVE

Operating Revenues and Profit -- The following table presents interactive operating revenues, EBITDA and operating loss, excluding the restructuring charges, for the second quarter and first half. Times Mirror operating results are included beginning April 17, 2000.

	Second Quarter			First Half
(In millions)	2001	2000	Change	2001	2000	Change
Operating revenues	$ 14	$ 11	+36%	$28	$ 16	+78%
EBITDA before restructuring charges	(5)	(12)	+57%	(12)	(22)	+45%
Operating loss before restructuring charges	(8)	(13)	+38%	(18)	(24)	+25%

The interactive segment’s revenues are derived primarily from advertising sales. Banner and sponsorship advertising is sold to local and national customers. Classified advertising revenues are mainly derived from two sources: bundling print and online classified advertising with the Company’s daily newspapers and selling online-only classified products.

Interactive’s operating revenues increased 36% to $14 million in the 2001 second quarter, and 78% to $28 million in the first half, as a result of the Times Mirror acquisition and higher classified revenues.

Interactive's second quarter 2001 operating loss decreased to $8 million from $13 million in 2000 and its first half operating loss declined to $18 million from $24 million in 2000. Improvements were the result of increased revenues and continued cost control initiatives.

Operating Expenses -- Interactive’s operating expenses decreased 5%, or $1 million, in the 2001 second quarter, and increased 16%, or $6 million, in the first half. Operating expenses in the second quarter were down, despite the Times Mirror acquisition, mainly due to lower compensation, promotion and outside service expenses as a result of merger synergies and continued cost control initiatives. Operating expenses were up for the 2001 first half due to the acquisition of Times Mirror. Compensation expense and affiliate fees both increased $3 million for the first half of 2001.

CORPORATE EXPENSES

Corporate expenses, excluding the restructuring charges, were down 59%, or $14 million, and 27%, or $8 million, in the 2001 second quarter and first half, respectively. The declines were primarily due to the reduction of duplicate corporate expenses at Times Mirror and cost control initiatives.

EQUITY RESULTS

Net loss on equity investments decreased to $16 million in the 2001 second quarter, as compared with $18 million in the same period in 2000, and remained flat for the first half of 2001 at $36 million. The decrease for the quarter was mainly due to improvements at Classified Ventures, BrassRing, and The WB Network, partially offset by higher losses at CareerBuilder.

INTEREST AND INCOME TAXES

Interest expense for the 2001 second quarter increased to $66 million from $61 million in the prior year, and for the first half rose to $130 million from $91 million in 2000. The increases resulted from interest on debt used to fund the Times Mirror acquisition and the assumption of Times Mirror’s existing debt. Interest income for the 2001 second quarter was $2 million compared with $5 million in the prior year and for the first half was $4 million compared with $19 million in 2000 as excess cash was used to fund the Times Mirror acquisition and pay down debt.

The effective tax rate, excluding the restructuring charges and non-operating items, was 48.2% and 41.3% for the 2001 and 2000 second quarters, respectively, and 47.2% and 40.8% for the 2001 and 2000 first halves, respectively. The higher effective tax rates for the second quarter and first half of 2001 were mainly due to the non-deductible amortization related to the Times Mirror acquisition.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by continuing operations in the first half was $275 million in 2001, down from $411 million in 2000 as a result of changes in working capital requirements and lower income from continuing operations. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and stock.

Net cash used for investments of continuing operations totaled $271 million in the first half of 2001. The Company spent $116 million for capital expenditures and $184 million for acquisitions and investments. The Company received $15 million from the sale of investments and $22 million to complete the sale of its education segment.

Net cash used for financing activities in the first half of 2001 was $38 million due to the purchase of treasury stock, payments of dividends, and repayments of long term debt, partially offset by sales of stocks to employees and issuance of commercial paper. In the first half of 2001, the Company repurchased 6.2 million shares of its common stock. At July 1, 2001, the Company had authorization to repurchase an additional $1.7 billion of its common stock. The Company repaid $32 million of long-term debt during the first half of 2001, including $26 million for the PEPS which matured during the first quarter. The 2001 common dividend increased 10% to $.22 per share for the first half from $.20 per share in 2000.

The Company has revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.7 billion, of which $0.5 million expires in December 2001, $0.6 million expires in April 2002 and $0.6 million expires in December 2005. As of July 1, 2001, no amounts were borrowed under the credit agreements.

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

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			July 1, 2001	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

Common stock
investments in
public companies	$261	$298	$336	$373 (1)	$410	$448	$485

(1)	Includes approximately 6.3 million shares of AOL Time Warner common stock valued at $335 million. Excludes 16.0 million shares of AOL Time Warner common stock and 5.5 million shares of Mattel common stock, see discussion below.

During the last 12 quarters, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in 10 of the quarters, by 20% or more in seven of the quarters and by 30% or more in five of the quarters.

Derivatives and related trading securities. The Company has issued 8.0 million PHONES indexed to the value of its investment in 16.0 million shares of AOL Time Warner common stock and 4.6 million DECS related to its investment in 5.5 million shares of Mattel common stock (see Notes 8 and 9 to the Company’s Consolidated Financial Statements in the 2000 Annual Report on Form 10-K). Beginning in the second quarter of 1999, these investments in AOL Time Warner and Mattel stock are classified as trading securities, and changes in their fair values, net of the changes in the fair values of the related derivative components of the PHONES and the DECS, are recorded in the statement of income.

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. At July 1, 2001, the PHONES fair value was $951 million. Since the issuance of the PHONES in April 1999, changes in the fair value of the PHONES have partially offset changes in the fair value of the related AOL Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related AOL Time Warner shares.

At their August 15, 2001 maturity date, the DECS will be repaid using shares of Mattel common stock. The number of Mattel shares due at maturity will be based on the fair market value of the Mattel common stock, adjusted using a predetermined formula that allocates a portion of the appreciation, if any, to the Company. Holders of the DECS bear the full risk of a decline in the value of Mattel common stock. The fair value of the DECS was $104 million at

July 1, 2001. Since the issuance of the DECS in August 1998, changes in the fair value of the DECS have substantially offset changes in the fair value of the related Mattel shares. There may be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the DECS and the related Mattel shares.

The following analysis presents the hypothetical change in the fair value of the Company’s 16.0 million shares of AOL Time Warner common stock related to the PHONES and the 5.5 million shares of Mattel common stock related to the DECS, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			July 1, 2001	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

AOL Time Warner common stock	$594	$678	$763	$848	$933	$1,018	$1,102
Mattel common stock	73	84	94	104	115	125	136

During the last 12 quarters, market price movements have caused the fair value of the Company’s 16.0 million shares in AOL Time Warner common stock to change by 10% or more in nine of the quarters, by 20% or more in five of the quarters and by 30% or more in four of the quarters. For the Company’s 5.5 million shares in Mattel common stock, market price movements have caused the fair value to change by 10% or more in 10 of the quarters, by 20% or more in five of the quarters and by 30% or more in two of the quarters.

PART II.   OTHER INFORMATION

ITEM 5.    OTHER INFORMATION.

The computation of the ratios of earnings to fixed charges, filed herewith as Exhibit 12, is incorporated herein by reference.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

12 - Computation of ratios of earnings to fixed charges.

(b)	The Company filed no reports on Form 8-K during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBUNE COMPANY (Registrant)
Date: August 14, 2001	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)