Form 10-Q
period 2001-09-30
TRIBUNE CO
filed 2001-11-13
CIK 726513

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X /  No /    /

        At November 12, 2001 there were 297,893,794 shares outstanding of the Company's Common Stock ($.01 par value per share), excluding 83,960,725 shares held by subsidiaries and affiliates of the Company.

PART I.   FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Third Quarter Ended		Three Quarters Ended
	Sept. 30, 2001	Sept. 24, 2000	Sept. 30, 2001	Sept. 24, 2000
Operating Revenues	$1,275,498	$1,368,313	$3,935,509	$3,438,237

Operating Expenses
Cost of sales (exclusive of items shown below)	669,297	668,501	1,988,634	1,613,011
Selling, general and administrative	346,571	348,636	1,024,692	858,825
Depreciation	49,861	54,705	151,665	137,485
Amortization of intangible assets	61,046	59,803	180,390	118,747
Restructuring charges (Note 4)	130,656	–	145,000	–

Total operating expenses	1,257,431	1,131,645	3,490,381	2,728,068

Operating Profit	18,067	236,668	445,128	710,169

Net loss on equity investments	(12,555)	(26,349)	(48,417)	(62,513)
Interest income	2,175	3,492	6,176	22,635
Interest expense	(62,988)	(78,543)	(193,128)	(169,580)
Gain (loss) on change in fair values of derivatives
and related investments	(91,250)	11,139	(49,487)	(55,164)
Gain (loss) on sales of investments	1,533	(588)	1,975	59,066
Loss on investment write-downs	(54,730)	(7,437)	(89,318)	(14,437)

Income (Loss) from Continuing Operations
Before Income Taxes and Minority Interest	(199,748)	138,382	72,929	490,176
Income taxes	60,821	(59,161)	(68,573)	(203,158)
Minority interest expense, net of tax (Note 2)	–	–	–	(16,335)

Income (Loss) from Continuing Operations	(138,927)	79,221	4,356	270,683

Loss from Discontinued Operations, net of tax (Note 3)	–	–	–	(86,015)

Net Income (Loss)	(138,927)	79,221	4,356	184,668
Preferred dividends, net of tax	(6,701)	(5,558)	(20,100)	(16,172)

Net Income (Loss) Attributable to Common Shares	$ (145,628)	$ 73,663	$ (15,744)	$ 168,496

Earnings (Loss) Per Share (Note 6):
Basic:
Continuing operations	$ (.49)	$ .24	$ (.05)	$ .97
Discontinued operations	–	–	–	(.32)

Net income (loss)	$ (.49)	$ .24	$ (.05)	$ .65

Diluted:
Continuing operations	$ (.49)	$ .22	$ (.05)	$ .91
Discontinued operations	–	–	–	(.30)

Net income (loss)	$ (.49)	$ .22	$ (.05)	$ .61

Dividends per common share	$ .11	$ .10	$ .33	$ .30

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)
	Sept. 30, 2001	Dec. 31, 2000

Assets
Current assets
Cash and cash equivalents	$ 110,835	$ 115,788
Short-term investments	–	79,709
Accounts receivable, net	728,724	806,239
Inventories	57,040	51,332
Broadcast rights	309,013	268,176
Deferred income taxes	112,301	120,116
Prepaid expenses and other	78,186	42,306

Total current assets	1,396,099	1,483,666

Property, plant and equipment	3,097,842	2,924,753
Accumulated depreciation	(1,317,138)	(1,180,906)

Net properties	1,780,704	1,743,847

Broadcast rights	426,109	278,630
Intangible assets, net	8,660,032	8,496,782
AOL Time Warner stock related to PHONES debt	529,600	556,800
Other investments	918,382	1,084,439
Prepaid pension costs	785,445	803,100
Other assets	151,668	221,448

Total assets	$14,648,039	$14,668,712

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	Sept. 30, 2001	Dec. 31, 2000

Liabilities and Shareholders' Equity
Current liabilities
Long-term debt due within one year	$ 467,381	$ 141,404
Contracts payable for broadcast rights	293,238	271,510
Deferred income	92,180	90,421
Income taxes	–	129,954
Accounts payable, accrued expenses and other current liabilities	836,534	808,435

Total current liabilities	1,689,333	1,441,724

PHONES debt related to AOL Time Warner stock	721,600	700,000
Other long-term debt	3,061,025	3,307,041
Deferred income taxes	2,125,188	2,146,416
Contracts payable for broadcast rights	553,003	390,657
Compensation and other obligations	888,170	796,958

Total liabilities	9,038,319	8,782,796

Shareholders' equity
Series B convertible preferred stock	250,084	265,790
Series C convertible preferred stock, net of treasury stock	44,284	44,284
Series D-1 convertible preferred stock, net of treasury stock	38,097	38,097
Series D-2 convertible preferred stock, net of treasury stock	24,510	24,510
Common stock and additional paid-in capital	8,188,117	8,193,927
Retained earnings	4,169,418	4,278,464
Treasury common stock (at cost)	(7,112,115)	(6,970,703)
Treasury common stock held by Tribune Stock Compensation
Fund (at cost)	(21,950)	(26,707)
Unearned compensation related to ESOP	(97,517)	(97,517)
Accumulated other comprehensive income	126,792	135,771

Total shareholders' equity	5,609,720	5,885,916

Total liabilities and shareholders' equity	$14,648,039	$14,668,712

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Three Quarters Ended
	Sept. 30, 2001	Sept. 24, 2000

Operations
Income from continuing operations	$ 4,356	$ 270,683
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Loss on change in fair values of derivatives
and related investments	49,487	55,164
Gain on sales of investments	(1,975)	(59,066)
Loss on investment write-downs	89,318	14,437
Depreciation and amortization of intangible assets	332,055	256,232
Minority interest expense, net of tax	–	16,335
Deferred income taxes	(21,276)	11,727
Other, net	83,758	167,960

Net cash provided by continuing operations	535,723	733,472
Net cash provided by discontinued operations and assets held for sale	–	12,000

Net cash provided by operations	535,723	745,472

Investments
Capital expenditures	(173,489)	(165,225)
Acquisition of Times Mirror, net of cash acquired (excluding stock issued)	(1,939)	(2,883,104)
Other acquisitions and investments	(229,646)	(321,748)
Proceeds from sales of investments	19,267	152,263
Maturities of marketable securities	–	334,541
Proceeds from sale of discontinued operations	22,163	642,253
Other, net	(15,868)	850

Net cash used for investments of continuing operations	(379,512)	(2,240,170)
Net cash used for investments of discontinued operations and assets held
for sale	–	(60,270)

Net cash used for investments	(379,512)	(2,300,440)

Financing
Proceeds from issuance of long-term debt	180,639	1,901,294
Repayments of long-term debt	(45,550)	(172,641)
Sales of common stock to employees, net	74,292	83,380
Purchases of treasury common stock	(206,414)	(621,632)
Purchases of treasury common stock by Tribune Stock Compensation Fund	(50,729)	(52,453)
Dividends	(113,402)	(107,233)

Net cash provided by (used for) financing of continuing operations	(161,164)	1,030,715

Net decrease in cash and cash equivalents	(4,953)	(524,253)

Cash and cash equivalents, beginning of year	115,788	631,018

Cash and cash equivalents, end of quarter	$ 110,835	$ 106,765

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:    BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of Sept. 30, 2001 and the results of their operations for the quarters and first three quarters ended Sept. 30, 2001 and Sept. 24, 2000 and cash flows for the first three quarters ended Sept. 30, 2001 and Sept. 24, 2000. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2001 presentation.

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

This transaction was accounted for as a step acquisition purchase. Tribune has consolidated Times Mirror’s results since the cash tender offer closed on April 17, 2000. Consolidated results of operations include 39.4% of Times Mirror’s operating results for the period April 17 through June 11, 2000, and 100% thereafter. Minority interest expense of $16 million, net of tax, was recorded for the remaining 60.6% of Times Mirror that Tribune did not own during the period of April 17 through June 11, 2000.

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

	Third Quarter Ended		Three Quarters Ended
	Sept. 30, 2001	Sept. 24, 2000	Sept. 30, 2001	Sept. 24, 2000
Income from operations, net of tax	$ –	$ –	$ –	$ 9,743
Loss on disposal, net of tax benefit of $22 million
and income during the holding period	–	–	–	(95,758)

Loss from discontinued operations,
net of tax	$ –	$ –	$ –	$(86,015)

The education segment reported operating revenues of $170 million for the first half of 2000.

NOTE 4:    RESTRUCTURING CHARGES

During the 2001 second quarter, the Company announced a voluntary retirement program (“VRP”). The program was completed in the third quarter of 2001. In addition, various other workforce reduction initiatives have been implemented throughout the Company. Approximately 1,700 full-time equivalent employees are being eliminated as a result of the various initiatives.

In the 2001 third quarter and for the first three quarters, the Company recorded pretax restructuring charges of $131 million ($80 million after-taxes, or $.26 per diluted share) and $145 million ($88 million after-taxes, or $.28 per diluted share), respectively, for these initiatives. Pretax restructuring charges of $123 million were recorded at the publishing segment, $4 million at the broadcasting and entertainment segment, $3 million at the interactive segment and $1 million at corporate during the third quarter. For the first three quarters, pretax restructuring charges of $136 million were recorded at publishing, $4 million at broadcasting, $3 million at interactive and $2 million at corporate. These restructuring charges are presented as a separate line item in the condensed consolidated statements of operations. As a result of the VRP and other workforce reduction initiatives, the Company expects annual pretax savings of approximately $58 million. Savings will begin in the fourth quarter of 2001 and are expected to be fully realized in fiscal 2002.

Accruals for the restructuring charges are included in “accounts payable, accrued expenses and other current liabilities” on the condensed consolidated balance sheet and amounted to $25 million at Sept. 30, 2001. The accruals will be paid within the next year. The VRP will be funded primarily through excess pension plan assets.

A summary of the significant components of restructuring charges for the three quarters ended Sept. 30, 2001 is as follows (amounts in millions):

	Publishing	Broadcasting	Interactive	Corporate	Total
Severance costs	$ 26.0	$1.1	$1.5	$ 0.2	$ 28.8
Early retirement pension costs	77.2	1.5	0.6	–	79.3
Retiree medical benefit costs	12.1	0.1	–	–	12.2
Asset disposals	3.6	0.6	0.5	0.4	5.1
Lease termination costs	7.3	–	–	–	7.3
Other costs	9.7	1.1	0.3	1.2	12.3

Total	$135.9	$4.4	$2.9	$1.8	$145.0

A summary of the activity with respect to the 2001 restructuring accrual is as follows (in millions):

Restructuring accrual at Dec. 31, 2000	$ –
Restructuring charges (1)	47.3
Payments	(21.9)

Restructuring accrual at Sept. 30, 2001	$ 25.4

(1)   Represents severance costs, lease termination and certain other costs charged to the restructuring accrual.

NOTE 5:    OTHER ACQUISITIONS

During the first three quarters of 2001, the Company completed acquisitions totaling approximately $219 million. None of these acquisitions were material to the Company’s consolidated financial statements.

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

NOTE 6:    EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) were as follows (in thousands, except per share data):

	Third Quarter Ended		Three Quarters Ended
	Sept. 30, 2001	Sept. 24, 2000	Sept. 30, 2001	Sept. 24, 2000
Basic EPS:
Net income (loss)	$ (138,927)	$ 79,221	$ 4,356	$ 184,668
Preferred dividends, net of tax	(6,701)	(5,558)	(20,100)	(16,172)

Net income (loss) attributable to common shares	$ (145,628)	$ 73,663	$ (15,744)	$ 168,496
Weighted average common shares outstanding	297,527	307,883	298,472	261,191

Basic EPS	$ (.49)	$ .24	$ (.05)	$ .65

Diluted EPS:
Net income (loss)	$ (138,927)	$ 79,221	$ 4,356	$ 184,668
Additional ESOP contribution required
assuming Series B preferred shares were
converted, net of tax	–	(2,730)	–	(8,281)
Dividends on Series B, C, D-1, and D-2 preferred
stock	(6,701)	(2,014)	(20,100)	(2,807)
LYONs interest expense, net of tax	–	1,520	–	1,766
Minority interest adjustment, net of tax	–	–	–	(318)

Adjusted net income (loss)	$ (145,628)	$ 75,997	$ (15,744)	$ 175,028

Weighted average common shares outstanding	297,527	307,883	298,472	261,191
Assumed conversion of Series B preferred shares
into common shares	–	19,405	–	19,405
Assumed exercise of stock options, net of
common shares assumed repurchased
with the proceeds	–	5,369	–	3,799
Assumed conversion of LYONs debt securities	–	6,838	–	2,673

Adjusted weighted average common shares
outstanding	297,527	339,495	298,472	287,068

Diluted EPS	$ (.49)	$ .22	$ (.05)	$ .61

Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. For 2001, the Company’s stock options and convertible securities were not included in the calculation of diluted EPS because their effects were antidilutive. For 2000, diluted EPS is computed based on the assumption that the Series B convertible preferred shares held by the Company’s Employee Stock Ownership Plan and the LYONs debt securities are converted into common shares. The LYONs debt securities were assumed in the Times Mirror acquisition. In 2000, weighted average common shares outstanding is adjusted for the dilutive effect of stock options. Conversion of the Company’s Series C, D-1 and D-2 convertible preferred stocks are not assumed in the calculation of diluted EPS in either year because the effects of such conversions would be antidilutive.

NOTE 7:    NON-OPERATING ITEMS

The third quarter and first three quarters of 2001 included several non-operating items, summarized as follows (in thousands, except per share amounts):

	Third Quarter Ended		Three Quarters Ended
	Sept. 30, 2001		Sept. 30, 2001
	Pretax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	Diluted EPS
Loss on change in fair values of derivatives
and related investments	$ (91,250)	$ (.19)	$ (49,487)	$ (.10)
Gain on sales of investments	1,533.01		1,975.01
Loss on investment write-downs	(54,730)	(.12)	(89,318)	(.18)

Total non-operating items	$(144,447)	$ (.30)	$(136,830)	$ (.27)

In the 2001 third quarter, the $91 million loss on the change in fair values of derivatives and related investments resulted primarily from a $318 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $231 million decrease in the fair value of the derivative component of the PHONES. In the first three quarters of 2001, the $49 million loss resulted mainly from a $27 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock and a $16 million increase in the fair value of the derivative component of the PHONES.

In the 2001 third quarter, the Company determined that the decline in fair value of certain investments was other than temporary and recorded a non-cash, pretax loss of $55 million to write down the investments to fair value. The loss includes the write-down of an investment accounted for under the equity method. For the first three quarters of 2001, the Company recorded total non-cash pretax losses of $89 million for investment write-downs.

The third quarter and first three quarters of 2000 also included several non-operating items, summarized as follows (in thousands, except per share amounts):

	Third Quarter Ended		Three Quarters Ended
	Sept. 24, 2000		Sept. 24, 2000
	Pretax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	Diluted EPS
Gain (loss) on change in fair values of derivatives
and related investments	$11,139	$ .02	$(55,164)	$ (.12)
Gain (loss) on sales of investments	(588)	–	59,066.12
Loss on investment write-downs	(7,437)	(.02)	(14,437)	(.03)

Total non-operating items	$ 3,114	$ –	$(10,535)	$ (.03)

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

In the 2000 second quarter, the Company sold its Digital City investment to AOL for $64 million in cash. The Company recorded a pretax gain of approximately $48 million on the sale. Also, in the 2000 first quarter the Company sold 270,000 shares of AOL which resulted in a pretax gain of $13 million. The Company also sold another investment and recorded certain investment write-downs in the second and third quarters.

NOTE 8:    INVENTORIES

Inventories consisted of the following (in thousands):

	Sept. 30, 2001	Dec. 31, 2000

Newsprint (at LIFO)	$45,850	$41,345
Supplies and other	11,190	9,987

Total inventories	$57,040	$51,332

Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $9.4 million at Sept. 30, 2001, and $10.2 million at Dec. 31, 2000.

NOTE 9:    LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	Sept. 30, 2001	Dec. 31, 2000

Promissory notes, weighted average interest rate of 3.1% and 6.6%	$ 694,244	$ 513,605
Medium-term notes, weighted average
interest rate of 6.2%, due 2001-2008	1,032,115	1,036,615
8.4% guaranteed ESOP notes, due 2001-2003	97,517	97,517
6.25% DECS, matured August 2001	–	78,488
4.25% PEPS, matured March 2001	–	20,736
6.25% notes due 2026, putable to the Company at par in November 2001	100,000	100,000
6.65% notes matured October 2001	199,966	199,449
Property financing obligation, effective interest rate of
7.7%, expiring 2009	113,454	121,153
7.45% notes due 2009	394,190	393,649
7.25% debentures due 2013	141,150	140,698
LYONs due 2017	289,107	281,602
7.5% debentures due 2023	93,553	93,378
6.61% debentures due 2027	241,914	241,685
7.25% debentures due 2096	128,898	128,758
Other notes and obligations	2,298	1,112

Total debt excluding PHONES	3,528,406	3,448,445
Less portions due within one year	(467,381)	(141,404)

Long-term debt excluding PHONES	3,061,025	3,307,041
2% PHONES debt related to AOL Time Warner stock, due 2029	721,600	700,000

Total long-term debt	$ 3,782,625	$ 4,007,041

The Company intends to refinance $270 million of commercial paper, $130 million of notes and $200 million of 6.65% notes scheduled to mature by Sept. 30, 2002, and has the ability to do so on a long-term basis through existing revolving credit agreements. Accordingly, these notes were classified as long-term. At Sept. 30, 2001, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.7 billion, of which $0.5 billion expires in December 2001, $0.6 billion expires in April 2002 and $0.6 billion expires in December 2005. As of Sept. 30, 2001, no amounts were borrowed under these credit agreements.

Long-term debt due within one year at Sept. 30, 2001 includes $424 million of commercial paper. The Company intends to refinance the commercial paper upon maturity. Long-term debt due within one year at Sept. 30, 2001 also includes the current portion of the ESOP note.

The DECS matured on Aug. 15, 2001. The Company settled the 4.6 million DECS by delivering 5.5 million shares of Mattel common stock.

The PEPS matured on March 15, 2001, and were repaid with $26.2 million in cash.

The Company has been notified that $99.9 million of the 6.25% notes due 2026 have been put to the Company. These notes will be repaid on Nov. 15, 2001.

NOTE 10:    COMPREHENSIVE INCOME

Other comprehensive income includes foreign currency translation adjustments, all of which pertained to the Company’s education business sold in September 2000, and unrealized gains and losses on interest rate swaps and marketable securities classified as available-for-sale.

Approximately 6.3 million AOL Time Warner shares were classified as available-for-sale during the quarter and first three quarters ended Sept. 30, 2001. The Company’s comprehensive income (loss) is as follows (in thousands):

	Third Quarter Ended		Three Quarters Ended
	Sept. 30, 2001	Sept. 24, 2000	Sept. 30, 2001	Sept. 24, 2000
Net income (loss)	$ (138,927)	$ 79,221	$ 4,356	$ 184,668

Change in foreign currency translation
adjustments, net of taxes	–	–	–	6,104

Unrealized gain on interest rate swaps, net of taxes	7,547	4,596	7,284	3,821

Unrealized holding gain (loss) on marketable
securities classified as available-for-sale:
Unrealized holding loss arising during
the period, before tax	(140,143)	(40,803)	(36,058)	(443,656)
Add: adjustment for loss on investment
write-downs included in net income	12,588	–	12,588	–
Less: adjustment for gain on sales of
investments included in net income	(2,475)	–	(2,475)	(13,011)
Income taxes	50,724	15,831	9,682	171,187

Change in net unrealized gain on securities	(79,306)	(24,972)	(16,263)	(285,480)

Other comprehensive loss	(71,759)	(20,376)	(8,979)	(275,555)

Comprehensive income (loss)	$(210,686)	$ 58,845	$ (4,623)	$(90,887)

NOTE 11:    SEGMENT INFORMATION

Financial data for each of the Company's business segments are as follows (in thousands):

	Third Quarter Ended		Three Quarters Ended
	Sept. 30, 2001	Sept. 24, 2000	Sept. 30, 2001	Sept. 24, 2000
Operating revenues:
Publishing	$ 906,500	$ 990,673	$ 2,861,196	$ 2,314,945
Broadcasting and Entertainment	353,886	365,054	1,031,133	1,094,945
Interactive	15,112	12,586	43,180	28,347

Total operating revenues	$ 1,275,498	$ 1,368,313	$ 3,935,509	$ 3,438,237

Operating profit (loss) before restructuring charges:
Publishing	$ 89,483	$ 163,561	$ 396,595	$ 467,342
Broadcasting and Entertainment	76,115	100,744	252,029	326,521
Interactive	(7,147)	(11,279)	(25,584)	(35,730)
Corporate expenses	(9,728)	(16,358)	(32,912)	(47,964)

Total operating profit before
restructuring charges	$ 148,723	$ 236,668	$ 590,128	$ 710,169

Operating profit (loss) including restructuring charges:
Publishing	$ (33,017)	$ 163,561	$ 260,651	$ 467,342
Broadcasting and Entertainment	71,925	100,744	247,672	326,521
Interactive	(9,698)	(11,279)	(28,501)	(35,730)
Corporate expenses	(11,143)	(16,358)	(34,694)	(47,964)

Total operating profit including
restructuring charges	$ 18,067	$ 236,668	$ 445,128	$ 710,169

	Sept. 30, 2001	Dec. 31, 2000

Assets:
Publishing	$ 8,636,943	$ 8,645,511
Broadcasting and Entertainment	4,181,421	3,870,720
Interactive	220,465	312,446
Corporate	1,609,210	1,840,035

Total assets	$14,648,039	$14,668,712

NOTE 12:    NEW ACCOUNTING PRONOUNCEMENTS

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

NOTE 13:    INCOME TAXES

The estimated effective tax rate for the full year 2001, excluding restructuring charges and non-operating items, rose to 50.3% at the end of the third quarter from 47.3% at the end of the second quarter of 2001. The increase in the rate was attributable to lower than projected earnings for full year 2001 while non-deductible expenses (mainly amortization of goodwill) did not change. As a result of the higher tax rate, third quarter income tax expense included a catch-up adjustment of $8.6 million for the impact of this higher rate on earnings in the first half of 2001. This adjustment reduced third quarter 2001 diluted earnings per share by $.03.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the third quarter and first three quarters of 2001 to the third quarter and first three quarters of 2000. Certain prior year amounts have been reclassified to conform with the 2001 presentation.

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

SIGNIFICANT EVENTS

RESTRUCTURING CHARGES

During the 2001 second quarter, the Company announced a voluntary retirement program (“VRP”). The program was completed in the third quarter of 2001. In addition, various other workforce reduction initiatives have been implemented throughout the Company. Approximately 1,700 full-time equivalent employees are being eliminated as a result of the various initiatives. For further discussion of the restructuring charges, see Note 4 to the condensed consolidated financial statements in Item 1.

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

This transaction was accounted for as a step acquisition purchase. Tribune has consolidated Times Mirror’s results since the cash tender offer closed on April 17, 2000. Consolidated results of operations include 39.4% of Times Mirror’s operating results for the period April 17 through June 11, 2000, and 100% thereafter. Minority interest expense of $16 million, net of tax, was recorded for the remaining 60.6% of Times Mirror that Tribune did not own during the period of April 17 through June 11, 2000.

OTHER ACQUISITIONS

During the first three quarters of 2001, the Company completed acquisitions totaling approximately $219 million. None of these acquisitions were material to the Company’s consolidated financial statements.

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

NON-OPERATING ITEMS

The third quarter and first three quarters of 2001 included several non-operating items, summarized as follows (in millions, except per share amounts):

	Third Quarter Ended		Three Quarters Ended
	Sept. 30, 2001		Sept. 30, 2001
	Pretax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	Diluted EPS
Loss on change in fair values of derivatives
and related investments	$ (91)	$ (.19)	$ (49)	$ (.10)
Gain on sales of investments	2.01		1.01
Loss on investment write-downs	(55)	(.12)	(89)	(.18)

Total non-operating items	$ (144)	$ (.30)	$(137)	$ (.27)

In the 2001 third quarter, the $91 million loss on the change in fair values of derivatives and related investments resulted primarily from a $318 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $231 million decrease in the fair value of the derivative component of the PHONES. In the first three quarters of 2001, the $49 million loss resulted mainly from a $27 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock and a $16 million increase in the fair value of the derivative component of the PHONES.

In the 2001 third quarter, the Company determined that the decline in fair value of certain investments was other than temporary and recorded a non-cash, pretax loss of $55 million to write down the investments to fair value. The loss includes the write-down of an investment accounted for under the equity method. For the first three quarters of 2001, the Company recorded total non-cash pretax losses of $89 million for investment write-downs.

The third quarter and first three quarters of 2000 also included several non-operating items, summarized as follows (in millions, except per share amounts):

	Third Quarter Ended		Three Quarters Ended
	Sept. 24, 2000		Sept. 24, 2000
	Pretax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	Diluted EPS
Gain (loss) on change in fair values of derivatives
and related investments	$ 11	$ .02	$(55)	$ (.12)
Gain (loss) on sales of investments	(1)	–	59.12
Loss on investment write-downs	(7)	(.02)	(14)	(.03)

Total non-operating items	$ 3	$ –	$(10)	$ .(03)

In the 2000 third quarter, the $11 million gain on the change in fair values of derivatives and related investments resulted primarily from a $28 million increase in the fair value of 16.0 million shares of AOL common stock, which was substantially offset by a $19 million increase in the fair value of the derivative component of the PHONES. In the 2000 first three quarters, the $55 million loss resulted mainly from a $420 million decrease in the fair value of

16.0 million shares of AOL common stock, which was substantially offset by a $357 million decrease in the fair value of the derivative component of the PHONES.

In the 2000 second quarter, Tribune sold its Digital City investment to AOL for $64 million in cash. The Company recorded a pretax gain of approximately $48 million on the sale. Also, in the 2000 first quarter the Company sold 270,000 shares of AOL which resulted in a pretax gain of $13 million. The Company also sold another investment and recorded certain investment write-downs in the second and third quarters.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2001 and 2000 third quarters reflect these seasonal patterns.

CONSOLIDATED

The Company’s consolidated operating results for the third quarters and first three quarters of 2001 and 2000 and the percentage changes from 2000 are shown in the table below. Times Mirror operating results are included from April 17, 2000.

(In millions, except per share amounts)	Third Quarter			Three Quarters
	2001	2000	Change	2001	2000	Change
Operating revenues	$1,275	$1,368	-7%	$3,935	$3,438	+14%

Operating profit excluding restructuring charges	149	237	-37%	590	710	-17%
Restructuring charges	(131)	–	*	(145)	–	*

Operating profit	18	237	-92%	445	710	-37%

Non-operating items, net of tax	(88)	2	*	(83)	(8)	*

Net income (loss):
Continuing operations:
Before restructuring charges, an income tax
adjustment and non-operating items	$ 37	$ 77	-52%	$ 176	$ 279	-37%

Including restructuring charges, an income tax
adjustment and non-operating items	(139)	79	*	4	271	-98%
Discontinued operations	–	–	–	–	(86)	-100%

Net income (loss)	$ (139)	$ 79	*	$ 4	$ 185	-98%

Diluted earnings (loss) per share:
Continuing operations:
Before restructuring charges, an income tax
adjustment and non-operating items	$ .10	$ .22	-55%	$ .50	$ .94	-47%

Including restructuring charges, an income tax
adjustment and non-operating items	(.49)	.22	*	(.05)	.91	*
Discontinued operations	–	–	–	–	(.30)	-100%

Net income (loss)	$ (.49)	$ .22	*	$ (.05)	$ .61	*

*Not meaningful

Earnings Per Share (“EPS”) -- Diluted EPS from continuing operations for the 2001 third quarter fell to $.10, down 55% from $.22 last year, excluding restructuring charges and an income tax adjustment in 2001 and non-

operating items in both years. On the same basis, diluted EPS from continuing operations for the first three quarters of 2001 decreased 47% to $.50 from $.94 in 2000. The declines were due to lower operating profit at publishing and broadcasting and entertainment, partially offset by improvements at interactive and lower corporate expenses. Including the restructuring charges and income tax adjustment in 2001 and non-operating items in both years, diluted EPS from continuing operations was ($.49) in the third quarter of 2001, compared with $.22 in the third quarter of 2000, and ($.05) in the first three quarters of 2001, compared with $.91 in the first three quarters of 2000.

Operating Revenues and Profit -- The Company’s consolidated operating revenues, EBITDA (operating profit before depreciation, amortization, equity results, non-operating items and minority interest) and operating profit by business segment for the third quarter and first three quarters were as follows (in millions):

	Third Quarter			Three Quarters
	2001	2000	Change	2001	2000	Change
Operating revenues
Publishing	$ 906	$ 991	-8%	$ 2,861	$ 2,315	+24%
Broadcasting and Entertainment	354	365	-3%	1,031	1,095	-6%
Interactive	15	12	+20%	43	28	+52%

Total operating revenues	$ 1,275	$ 1,368	-7%	$ 3,935	$ 3,438	+14%

EBITDA**
Publishing	$ 166	$ 245	-32%	$ 628	$ 628	–
Broadcasting and Entertainment	107	129	-17%	341	412	-17%
Interactive	(4)	(8)	+50%	(16)	(30)	+47%
Corporate expenses	(9)	(15)	+38%	(31)	(44)	+31%

Total before restructuring charges	260	351	-26%	922	966	-5%
Restructuring charges	(126)	–	*	(140)	–	*

Total EBITDA	$ 134	$ 351	-62%	$ 782	$ 966	-19%

Operating profit
Publishing	$ 90	$ 163	-45%	$ 397	$ 467	-15%
Broadcasting and Entertainment	76	101	-24%	252	327	-23%
Interactive	(7)	(11)	+37%	(26)	(36)	+28%
Corporate expenses	(10)	(16)	+41%	(33)	(48)	+31%

Total before restructuring charges	149	237	-37%	590	710	-17%
Restructuring charges	(131)	–	*	(145)	–	*

Total operating profit	$ 18	$ 237	-92%	$ 445	$ 710	-37%

*Not meaningful

**	EBITDA is defined as earnings before interest, taxes, depreciation, amortization, equity results, non-operating items and minority interest. The Company has presented EBITDA because it is comparable to the data provided by other companies in the industry and is a common alternative measure of performance. Although comparable, the Company’s definition of EBITDA may not be consistent with that of other companies. EBITDA does not represent cash provided by operating activities as reflected in the Company’s consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

Consolidated operating revenues for the third quarter of 2001 declined 7% to $1.3 billion from $1.4 billion in 2000. For the first three quarters of 2001, consolidated operating revenues increased 14% to $3.9 billion from $3.4 billion in 2000, mainly due to the Times Mirror acquisition. Excluding Times Mirror, revenues decreased 6%, or $140 million, in the first three quarters of 2001. Excluding all acquisitions and divestitures that affect comparability in the period presented (“on a comparable basis”), revenues were down 8% in the third quarter and 7% in the first three quarters, primarily as a result of advertising revenue declines and soft market conditions.

Consolidated operating profit, before restructuring charges, decreased 37% in the 2001 third quarter and 17% in the first three quarters, while EBITDA declined 26% in the third quarter and 5% in the first three quarters. Publishing operating profit, before restructuring charges, decreased 45% in the 2001 third quarter due to advertising revenue declines. For the first three quarters of 2001, publishing operating profit, before restructuring charges, declined 15% primarily due to advertising revenue declines, partially offset by the acquisition of Times Mirror. Excluding Times Mirror and restructuring charges, publishing operating profit decreased 28% for the first three quarters of 2001. Broadcasting and entertainment operating profit, excluding restructuring charges, fell 24% and 23% in the 2001 third quarter and first three quarters, respectively, mainly due to declines in television revenues as a result of soft market conditions and the events of September 11th. Interactive reported an operating loss of $7 million in the 2001 third quarter, compared with $11 million in the third quarter last year, and $26 million for the first three quarters, compared with $36 million in the 2000 first three quarters. The decreases were primarily due to increased classified advertising revenues and continued cost control initiatives. On a comparable basis and excluding the restructuring charges, consolidated operating profit was down 38% in the third quarter and 29% in the first three quarters, and EBITDA decreased 28% in the third quarter and 23% in the first three quarters.

Operating Expenses -- Consolidated operating expenses for the third quarters and first three quarters of 2001 and 2000 were as follows (in millions):

	Third Quarter			Three Quarters
	2001	2000	Change	2001	2000	Change
Cost of sales	$ 669	$ 669	–	$1,988	$1,613	+23%
Selling, general and administrative	346	349	–	1,025	859	+19%
Depreciation	50	54	-8%	152	137	+10%
Amortization of intangible assets	61	60	+2%	180	119	+52%

Operating expenses before restructuring
charges	$1,126	$1,132	–	$3,345	$2,728	+23%
Restructuring charges	131	–	*	145	–	*

Total operating expenses	$1,257	$1,132	+11%	$3,490	$2,728	+28%

*Not meaningful

Cost of sales was flat in the 2001 third quarter and rose 23%, or $376 million, in the first three quarters, primarily due to the acquisition of Times Mirror. On a comparable basis, cost of sales was down 1%, or $5 million, in the third quarter and increased 1%, or $7 million, in the first three quarters. Selling, general and administrative expenses (“SG&A”) were flat in the 2001 third quarter and increased 19%, or $166 million, in the first three quarters. On a comparable basis, SG&A expenses were down 2%, or $8 million, in the third quarter and increased 1%, or 4 million, in the first three quarters.

The increases in depreciation and amortization of intangible assets for the three quarters reflect the acquisitions and capital expenditures made in 2001 and 2000.

On a comparable basis, total operating expenses, excluding restructuring charges, fell 2%, or $19 million, in the 2001 third quarter and were flat for the first three quarters of 2001.

PUBLISHING

Operating Revenues and Profit -- The following table presents publishing operating revenues, EBITDA and operating profit, excluding the restructuring charges, for daily newspapers and other publications/services for the third quarter and first three quarters. The latter category includes syndication of editorial products, advertising placement services, niche and weekly publications, direct mail operations, cable television news programming, distribution of entertainment listings and other publishing-related activities. Times Mirror operating results are included beginning April 17, 2000.

	Third Quarter			Three Quarters
(In millions)	2001	2000	Change	2001	2000	Change
Operating revenues
Daily newspapers	$799	$894	-11%	$2,542	$2,090	+22%
Other publications/services	107	97	+10%	319	225	+42%

Total	$906	$991	-8%	$2,861	$2,315	+24%

EBITDA before restructuring charges
Daily newspapers	$149	$226	-34%	$ 573	$ 586	-2%
Other publications/services	17	19	-11%	55	42	+32%

Total	$166	$245	-32%	$ 628	$ 628	–

Operating profit before restructuring charges
Daily newspapers	$ 82	$152	-46%	$ 368	$ 444	-17%
Other publications/services	8	11	-31%	29	23	+23%

Total	$ 90	$163	-45%	$ 397	$ 467	-15%

Publishing operating revenues for the 2001 third quarter decreased 8% to $906 million primarily due to declines in advertising revenue and the impact of the events of September 11th, which caused an estimated $8 million loss in third quarter advertising revenues due to cancellations. Total advertising revenues were down 13% in the 2001 third quarter. Excluding acquisitions that affect comparability in the period presented (“on a comparable basis”), publishing revenues decreased 10%, or $94 million, in the 2001 third quarter.

For the first three quarters, publishing operating revenues were up 24% to $2.9 billion, primarily due to the acquisition of Times Mirror. Excluding Times Mirror, publishing revenues were down 7%, or $80 million, and excluding all acquisitions, publishing revenues decreased 8%, or $98 million, in the first three quarters of 2001. Total advertising revenues, excluding Times Mirror, were down 10% in the first three quarters of 2001.

Operating profit, before restructuring charges, for the 2001 third quarter decreased 45% to $90 million. On a comparable basis, operating profit fell 46%, or $75 million, primarily as a result of declines in advertising revenue. The events of September 11th caused an estimated $12 million loss in operating profit due to advertising cancellations and incremental expenses. In the third quarter of 2001, excluding restructuring charges, daily newspaper operating profit margins were down to 9.9% from 16.5% in 2000.

Operating profit, before restructuring charges, declined 15%, or $70 million, in the first three quarters. Excluding Times Mirror and restructuring charges in the first three quarters of 2001, operating profit was down 28%, or $87 million. On a comparable basis, operating profit decreased 28%, or $89 million, in the first three quarters of 2001 primarily as a result of declines in advertising revenue. In the first three quarters, excluding Times Mirror and restructuring charges, daily newspaper operating profit margins decreased to 21.7% from 27.7% in 2000.

Publishing revenues by classification for the third quarter and first three quarters were as follows (in millions):

	Third Quarter			Three Quarters
	2001	2000	Change	2001	2000	Change
Advertising
Retail	$285	$306	-7%	$ 900	$ 681	+32%
National	150	165	-9%	500	397	+26%
Classified	249	312	-20%	802	751	+7%

Total advertising	684	783	-13%	2,202	1,829	+20%
Circulation	164	159	+4%	495	358	+38%
Other	58	49	+19%	164	128	+29%

Total revenues	$906	$991	-8%	$2,861	$2,315	+24%

In the 2001 third quarter retail advertising revenue declined 7%, national advertising revenue was down 9% and classified advertising revenue decreased 20%. In the first three quarters of 2001 excluding Times Mirror, retail advertising declined 1%, national advertising decreased 10% and classified advertising revenues were down 19%. Retail advertising fell for both periods due to weak electronics, department store and other retail store advertising. National advertising was down from lower high-tech, financial and media advertising for the third quarter and first three quarters of 2001. In the third quarter of 2001, classified advertising revenues fell mainly due to a 40% decline in help-wanted and a 6% decrease in automotive advertising that was partially offset by a 13% increase in real estate advertising. Classified advertising revenues were down for the first three quarters primarily due to a decline in help-wanted advertising.

Advertising linage for the third quarter and first three quarters was as follows:

	Third Quarter			Three Quarters
(Inches in thousands)	2001	2000	Change	2001	2000	Change
Full run
Retail	1,478	1,604	-8%	4,693	4,081	+15%
National	761	905	-16%	2,470	1,901	+30%
Classified	2,658	2,843	-7%	8,028	7,176	+12%

Total full run	4,897	5,352	-9%	15,191	13,158	+15%
Part run	4,537	4,717	-4%	13,739	11,597	+18%

Total inches	9,434	10,069	-6%	28,930	24,755	+17%

Preprint pieces* (in millions)	2,293	2,298	–	7,146	5,512	+30%

* Preprint amounts have been restated to reflect pieces, rather than inches, for all periods presented.

Full run advertising linage declined 9% in the 2001 third quarter. Excluding Times Mirror, full run advertising linage declined 6% in the first three quarters of 2001. Declines were due to decreases in full run retail, national and classified linage.

Full run retail advertising linage decreased 8% in the third quarter of 2001 primarily due to declines in Baltimore and Los Angeles, partially offset by an increase in Newport News. Excluding Times Mirror, full run retail advertising linage decreased 2% in the first three quarters of 2001, resulting from declines in Chicago, Fort Lauderdale and Orlando, partially offset by increases in Newport News.

Full run national advertising linage was down 16% in the third quarter of 2001. Excluding Times Mirror, full run national advertising linage declined 11% in the first three quarters of 2001. Decreases in the third quarter and first three quarters of 2001 are due to declines across all of the newspapers.

Full run classified advertising linage decreased 7% in the third quarter due to decreases across all newspapers. For the first three quarters of 2001 excluding Times Mirror, full run classified advertising linage declined 6% mainly due to declines in Chicago, Fort Lauderdale and Newport News.

Part run advertising linage declined 4% in the third quarter principally due to decreases in Los Angeles. Excluding Times Mirror for the first three quarters of 2001, part run advertising linage increased 5% mainly due to increases in Chicago, Fort Lauderdale and Orlando. Preprint advertising pieces were flat in the third quarter. Excluding Times Mirror, preprint advertising pieces fell 3% in the first three quarters of 2001 due to declines in Chicago, Orlando and Newport News, partially offset by increases in Fort Lauderdale.

Circulation revenues increased 4% in the 2001 third quarter primarily due to an increase in home delivery and single copy prices in Los Angeles and an increase in copies sold after September 11th. Excluding Times Mirror for the first three quarters, circulation revenues declined 1% in 2001. Total average daily circulation decreased 2% to 3,390,000 copies in the 2001 third quarter. Excluding Times Mirror, total average daily circulation declined 1% for the first three quarters of 2001. Total average Sunday circulation was up 1% to 4,896,000 copies in the third quarter of 2001. Excluding Times Mirror, total average Sunday circulation was down 2% in the first three quarters of 2001.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Excluding acquisitions, other revenues grew 2% in the 2001 third quarter. Excluding Times Mirror and other acquisitions for the first three quarters of 2001, other revenues were up 5%. Increases in the third quarter and first three quarters are mostly due to higher revenues from direct mail, commercial printing operations and the delivery of other publications.

Operating Expenses -- Publishing operating expenses, excluding restructuring charges, decreased 1%, or $10 million, in the third quarter. Excluding acquisitions and restructuring charges, operating expenses were down 2%, or $20 million, in the third quarter, primarily due to declines in newsprint and ink, depreciation and amortization, compensation, marketing and advertising. In the first three quarters of 2001, publishing operating expenses rose 33%, or $617 million, due to the acquisition of Times Mirror. Excluding Times Mirror, other acquisitions and restructuring charges, operating expenses were down 1%, or $10 million, for the first three quarters of 2001. On a comparable basis, newsprint and ink expense decreased 4%, or $6 million, in the third quarter and was flat in the first three quarters of 2001; compensation expense fell 1%, or $3 million, in the third quarter and was up 3%, or $10 million, in the first three quarters of 2001; depreciation and amortization declined $6 million in the third quarter and $8 million in the first three quarters of 2001; marketing expenses decreased $2 million in both the third quarter and first three quarters of 2001; advertising sales expenses were down 7%, or $3 million, in the third quarter and 5%, or $2 million, in the first three quarters of 2001; and manufacturing and distribution expenses fell $8 million in the first three quarters of 2001.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit -- The following table presents operating revenues, EBITDA and operating profit for television, radio and entertainment/other for the third quarter and first three quarters, excluding the restructuring charges. Entertainment/other includes Tribune Entertainment and the Chicago Cubs.

	Third Quarter			Three Quarters
(In millions)	2001	2000	Change	2001	2000	Change
Operating revenues
Television	$274	$293	-6%	$ 851	$ 926	-8%
Radio	14	15	-4%	43	45	-5%
Entertainment/other	66	57	+14%	137	124	+11%

Total	$354	$365	-3%	$1,031	$1,095	-6%

EBITDA before restructuring charges
Television	$ 97	$117	-17%	$ 327	$ 390	-16%
Radio	5	6	-14%	15	16	-7%
Entertainment/other	5	6	-17%	(1)	6	*

Total	$107	$129	-17%	$ 341	$ 412	-17%

Operating profit before restructuring charges
Television	$ 67	$ 90	-25%	$ 241	$ 308	-22%
Radio	5	6	-15%	14	16	-8%
Entertainment/other	4	5	-25%	(3)	3	*

Total	$ 76	$101	-24%	$ 252	$ 327	-23%

*Not meaningful

Broadcasting and entertainment operating revenues decreased 3% for the 2001 third quarter and 6% for the first three quarters to $354 million and $1.0 billion, respectively, mainly due to lower television revenues. Television revenues were down 6%, or $19 million, in the third quarter, and 8%, or $75 million, for the first three quarters due to soft market conditions and the impact of the events of September 11th, which caused an estimated $12 million loss in television revenues due to pre-emptions and cancellations. These declines were partially offset by higher copyright royalties and acquisitions of stations in Atlanta and New Orleans (February 2000) and other acquisitions. The 2001 third quarter included $11 million in copyright royalties compared with $1 million in the 2000 third quarter, while the first three quarters of 2001 included $29 million in copyright royalties as compared to $12 million in the same period a year ago. Copyright royalties relate to payments by cable systems and satellite carriers for television signals they deliver to subscribers outside the stations’ local markets. Excluding the impact of acquisitions (“on a comparable basis”), television revenues decreased 9% in the 2001 third quarter and 10% for the first three quarters. Excluding the impact of acquisitions and copyright royalties, revenues fell 12% in both the 2001 third quarter and for the first three quarters. Radio revenues declined 4% in the 2001 third quarter and 5% for the first three quarters mainly due to decreases in Chicago. Entertainment/other revenues rose 14% in the 2001 third quarter and increased 11% for the first three quarters as a result of increased revenues for the Cubs and improvements at Tribune Entertainment from the show Andromeda.

Operating profit for broadcasting and entertainment was down 24% to $76 million in the 2001 third quarter and decreased 23% to $252 million for the first three quarters primarily due to declines in television. Television operating profit fell 25% in the 2001 third quarter and 22% for the first three quarters as a result of a soft advertising market. On a comparable basis, television operating profit was down 28% in the 2001 third quarter and 24% for the first three quarters.

Operating Expenses -- Broadcasting and entertainment operating expenses increased 5%, or $13 million, in the third quarter of 2001 and increased 1%, or $11 million, for the first three quarters. The increase for both the third quarter and first three quarters of 2001 was mainly due to higher salaries for Cubs players and acquisitions.

On a comparable basis, broadcasting and entertainment operating expenses were up 3%, or $9 million, in the third quarter and were flat for the first three quarters. Increases for the third quarter were due to higher Cubs players’ compensation and broadcast rights amortization, partially offset by lower television news, sales and promotion costs. On a comparable basis, compensation costs grew 6%, or $6 million, in the 2001 third quarter and 6%, or $15 million, for the first three quarters, primarily due to higher Cubs players’ salaries. Broadcast rights amortization increased 6%, or $5 million, in the 2001 third quarter as compared with the 2000 third quarter and remained flat for the first three quarters of 2001. Television news, sales and promotion costs decreased 9%, or $2 million, in the 2001 third quarter and 12%, or $9 million, for the first three quarters.

INTERACTIVE

Operating Revenues and Profit -- The following table presents interactive operating revenues, EBITDA and operating loss, excluding the restructuring charges, for the third quarter and first three quarters. Times Mirror operating results are included beginning April 17, 2000.

	Third Quarter			Three Quarters
(In millions)	2001	2000	Change	2001	2000	Change
Operating revenues	$ 15	$ 12	+20%	$ 43	$ 28	+52%
EBITDA before restructuring charges	(4)	(8)	+50%	(16)	(30)	+47%
Operating loss before restructuring charges	(7)	(11)	+37%	(26)	(36)	+28%

The interactive segment’s revenues are derived primarily from advertising sales. Banner and sponsorship advertising is sold to local and national customers. Classified advertising revenues are mainly derived from two sources: bundling print and online classified advertising with the Company’s daily newspapers and selling online-only classified products.

Interactive’s operating revenues increased 20% to $15 million in the 2001 third quarter primarily due to higher classified revenues. For the first three quarters of 2001, interactive’s revenues rose 52% to $43 million as a result of the Times Mirror acquisition and higher classified revenues.

Interactive’s third quarter 2001 operating loss decreased to $7 million from $11 million in 2000 and its first three quarters operating loss declined to $26 million from $36 million in 2000. Improvements were the result of increased revenues and continued cost control initiatives.

Operating Expenses-- Interactive’s operating expenses decreased 7%, or $2 million, in the 2001 third quarter, and decreased 10%, or $8 million, in the first three quarters. Operating expenses in the third quarter and for the first three quarters of 2001 were down mainly due to lower compensation, promotion and outside service expenses as a result of merger synergies and continued cost control initiatives.

CORPORATE EXPENSES

Corporate expenses, excluding the restructuring charges, were down 41%, or $7 million, and 31%, or $15 million, in the 2001 third quarter and first three quarters, respectively. The declines were primarily due to the reduction of duplicate corporate expenses at Times Mirror and cost control initiatives.

EQUITY RESULTS

Net loss on equity investments decreased to $13 million in the 2001 third quarter, as compared with $26 million in the same period in 2000, and declined to $48 million in 2001 from $63 million in 2000 for the first three quarters. The decrease for the third quarter and for the first three quarters was mainly due to the absence of one-time shut down costs of approximately $9 million for CareerPath.com in 2000 and improvements at Classified Ventures and The WB Network, partially offset by higher losses at CareerBuilder.

INTEREST AND INCOME TAXES

Interest expense for the 2001 third quarter decreased to $63 million from $79 million in the prior year, and for the first three quarters rose to $193 million from $170 million in 2000. The decline in third quarter expense was mainly due to lower outstanding debt and interest rate declines. The increase for the first three quarters of 2001 resulted from interest on debt used to fund the Times Mirror acquisition and the assumption of Times Mirror’s existing debt. Interest income for the 2001 third quarter was $2 million compared with $3 million in the prior year, and for the first three quarters was $6 million compared with $23 million in 2000 as excess cash was used to fund the Times Mirror acquisition and pay down debt.

The effective tax rate, excluding the restructuring charges and non-operating items, was 61.7% and 42.8% for the 2001 and 2000 third quarters, respectively, and 50.3% and 41.4% for the 2001 and 2000 first three quarters, respectively. The higher effective tax rates for the third quarter and first three quarters of 2001 were mainly due to the non-deductible amortization related to the Times Mirror acquisition.

The estimated effective tax rate for the full year 2001, excluding restructuring charges and non-operating items, rose to 50.3% at the end of the third quarter from 47.3% at the end of the second quarter of 2001. The increase in the rate was attributable to lower than projected earnings for full year 2001 while non-deductible expenses (mainly amortization of goodwill) did not change. As a result of the higher tax rate, third quarter income tax expense included a catch-up adjustment of $8.6 million for the impact of this higher rate on earnings in the first half of 2001. This adjustment reduced third quarter 2001 diluted earnings per share by $.03.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by continuing operations in the first three quarters was $536 million in 2001, down from $733 million in 2000 as a result of lower income from continuing operations and changes in working capital requirements. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and stock.

Net cash used for investments of continuing operations totaled $380 million in the first three quarters of 2001. The Company spent $173 million for capital expenditures and $232 million for acquisitions and investments. The Company received $19 million from the sales of investments and $22 million to complete the sale of its education segment.

Net cash used for financing activities in the first three quarters of 2001 was $161 million due to the purchase of treasury stock, payments of dividends, and repayments of long term debt, partially offset by sales of stock to employees and issuance of commercial paper. For the first three quarters of 2001, the Company repurchased 6.3 million shares of its common stock. At Sept. 30, 2001, the Company had authorization to repurchase an additional $1.7 billion of its common stock. The Company repaid $46 million of long-term debt during the first three quarters of 2001, including $26 million for the PEPS which matured during the first quarter. The DECS matured on Aug. 15, 2001. The Company settled the 4.6 million DECS by delivering 5.5 million shares of Mattel common stock. The 2001 common dividend increased 10% to $.33 per share for the first three quarters from $.30 per share in 2000.

The Company has revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.7 billion, of which $0.5 billion expires in December 2001, $0.6 billion expires in April 2002 and $0.6 billion expires in December 2005. As of Sept. 30, 2001, no amounts were borrowed under the credit agreements.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following represents an update of the Company’s market-sensitive financial information. This information contains forward-looking statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2000.

EQUITY PRICE RISKS

Available-for-sale securities. The Company has common stock investments in several publicly traded companies that are subject to market price volatility. Except for 16.0 million shares of AOL Time Warner common stock (see discussion below), these investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in the accumulated other comprehensive income component of shareholders’ equity.

The following analysis presents the hypothetical change in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			Sept. 30, 2001	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

Common stock
investments in
public companies	$161	$184	$207	$230 (1)	$253	$276	$299

(1)	Includes approximately 6.3 million shares of AOL Time Warner common stock valued at $207 million. Excludes 16.0 million shares of AOL Time Warner common stock, see discussion below.

During the last 12 quarters, market price movements caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in 11 of the quarters, 20% or more in eight of the quarters and 30% or more in six of the quarters.

Derivatives and related trading securities. The Company has issued 8.0 million PHONES indexed to the value of its investment in 16.0 million shares of AOL Time Warner common stock (see Notes 8 and 9 to the Company's Consolidated Financial Statements in the 2000 Annual Report on Form 10-K). Beginning in the second quarter of 1999, this investment in AOL Time Warner is classified as a trading security, and changes in its fair value, net of the changes in the fair value of the related derivative component of the PHONES, are recorded in the statement of income.

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. At Sept. 30, 2001, the PHONES fair value was $722 million. Since the issuance of the PHONES in April 1999, quarterly changes in the fair value of the PHONES have partially offset changes in the fair value of the related AOL Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES and the related AOL Time Warner shares.

The following analysis presents the hypothetical change in the fair value of the Company's 16.0 million shares of AOL Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock's price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			Sept. 30, 2001	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

AOL Time Warner common stock	$371	$424	$477	$530	$583	$636	$689

During the last 12 quarters, market price movements have caused the fair value of the Company’s 16.0 million shares in AOL Time Warner common stock to change by 10% or more in 10 of the quarters, 20% or more in six of the quarters and 30% or more in five of the quarters.

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

TRIBUNE COMPANY (Registrant)
Date: November 13, 2001	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)