Form 10-K405
period 2001-12-30
TRIBUNE CO
filed 2002-03-18
CIK 726513

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

        Aggregate market value of the Company's voting and non-voting common equity held by non-affiliates on February 28, 2002, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $9,310,000,000.

        At February 28, 2002, there were 299,623,520 shares outstanding of the Company's Common Stock ($.01 par value per share), excluding 83,644,196 shares held by subsidiaries and affiliates of the Company (See Note 16 to the Company's Consolidated Financial Statements).

        The following document is incorporated by reference, in part:

        Definitive Proxy Statement for the May 7, 2002 Annual Meeting of Shareholders (Part III, to the extent described therein).

PART I

ITEM 1. BUSINESS.

        Tribune Company ("Tribune" or the "Company") is a media and entertainment company. Through its subsidiaries, the Company is engaged in newspaper publishing, television and radio broadcasting and entertainment, and the development and distribution of information and entertainment through the Internet. The Company was founded in 1847 and incorporated in Illinois in 1861. As a result of a corporate restructuring in 1968, the Company became a holding company incorporated in Delaware. References in this report to "the Company" include Tribune Company and its subsidiaries, unless the context otherwise indicates. The information in this Item 1 should be read in conjunction with the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain prior year amounts have been reclassified to conform with the 2001 presentation.

        This Annual Report on Form 10-K ("Form 10-K") contains certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include changes in advertising demand; newsprint prices; cost of broadcast rights; interest rates; competition; regulatory and judicial rulings; adverse results from litigation and other economic conditions; the effect of professional sports team labor strikes, lock-outs and negotiations; the effect of acquisitions, investments, divestitures, derivative transactions and litigation on the Company's results of operations and financial condition; and the Company's reliance on third-party vendors for various services. The words "believe," "expect," "anticipate," "estimate," "could," "should," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Recent Developments

        On Dec. 26, 2001, Tribune signed a contract with Entercom Communications Corp. ("Entercom") to manage Tribune's three Denver radio stations, KOSI-FM, KKHK-FM and KEZW-AM. On Feb. 1, 2002, under the agreement, Entercom began managing the stations for up to three years, after which Entercom will have the right to purchase the stations for $180 million. During the term of the contract, the Company will seek to identify television assets for possible acquisition through an exchange transaction. The results of the three Denver stations are included in the consolidated financial statements for all periods presented.

Significant Events

        On March 13, 2000, Tribune and The Times Mirror Company ("Times Mirror") announced the signing of a definitive agreement that provided for a merger of Times Mirror into Tribune in a cash and stock transaction. Prior to the merger, Times Mirror published the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The Advocate, Greenwich Time and several smaller newspapers. The merger was effected through a two-step transaction for a total purchase price of approximately $8.3 billion, including assumption of debt and preferred stock.

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

        Tribune completed the second step of the acquisition on June 12, 2000, following Tribune and Times Mirror shareholder approvals, through a merger of Times Mirror into Tribune. In the merger, each remaining Times Mirror common share was converted, at the election of the shareholder, into 2.5 shares of Tribune common stock or, to the extent available, $95 in cash. This transaction was accounted for as a step acquisition purchase. Tribune has consolidated Times Mirror's results since the cash tender offer closed on April 17, 2000. Consolidated results of operations include 39.4% of Times Mirror's operating results for the period April 17 through June 11, 2000 and 100% thereafter. Minority interest expense of $16 million, net of tax, was recorded for the remaining 60.6% of Times Mirror that Tribune did not own during the period of April 17 through June 11, 2000. The total acquisition cost of $8.3 billion has been allocated to the assets acquired and liabilities assumed based on their respective fair values. A total of $5.9 billion, representing the excess of acquisition cost over the fair value of Times Mirror's net tangible assets, has been allocated to intangible assets. In addition, three former Times Mirror subsidiaries, Jeppesen, Times Mirror Magazines, AchieveGlobal, were sold by the Company in the fourth quarter of 2000. See Note 2 to the Company's consolidated financial statements in Item 8 for further discussion.

        On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies for approximately $686 million, including a related tax benefit of $22 million. The Company received $642 million in cash in the third quarter of 2000, and the remaining proceeds were received in January 2001. In the second quarter of 2000, Tribune recorded a one-time, after-tax loss on the sale of approximately $96 million. The information in this Form 10-K reflects the education segment as discontinued operations for all periods presented. See Note 4 to the Company's consolidated financial statements for further discussion.

Business Segments

        The Company's operations are divided into three industry segments: publishing, broadcasting and entertainment, and interactive. These segments operate primarily in the United States. In addition, certain administrative activities are reported and included under corporate. These segments reflect the way the Company sells its products to the marketplace and the way in which it manages operations and makes business decisions. The following table sets forth operating revenues and profit information for each segment of the Company (in thousands).

	Fiscal Year Ended December
	2001	2000(1)	1999
Operating revenues:
Publishing	$3,843,949	$3,443,495	$1,600,313
Broadcasting and Entertainment	1,349,935	1,465,553	1,302,058
Interactive	59,482	41,782	21,034

Total operating revenues	$5,253,366	$4,950,830	$2,923,405

Operating profit before restructuring charges:(2)
Publishing	$542,942	$700,932	$426,515
Broadcasting and Entertainment	333,265	449,057	378,036
Interactive	(32,338)	(52,606)	(32,203)
Corporate Expenses	(41,640)	(64,372)	(39,506)

Total operating profit before restructuring charges	$802,229	$1,033,011	$732,842

Operating profit including restructuring charges:(2)
Publishing	$402,533	$700,932	$426,515
Broadcasting and Entertainment	326,698	449,057	378,036
Interactive	(35,260)	(52,606)	(32,203)
Corporate Expenses	(43,634)	(64,372)	(39,506)

Total operating profit	$650,337	$1,033,011	$732,842

(1)
Operating results for the former Times Mirror publishing and interactive operations are included beginning on April 17, 2000.

(2)
Operating profit for each segment excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

        The following table sets forth asset information for each industry segment (in thousands).

	Fiscal Year Ended December
	2001	2000	1999
Assets:
Publishing	$8,241,678	$8,645,511	$899,295
Broadcasting and Entertainment	4,107,599	3,870,720	3,724,621
Interactive	280,317	312,446	108,096
Corporate(1)	1,875,102	1,840,035	3,317,094
Net assets of discontinued operations(2)	—	—	690,941

Total assets	$14,504,696	$14,668,712	$8,740,047

(1)
Corporate assets include cash and cash equivalents, marketable securities and other investments.

(2)
Represents the net assets of the education segment, sold in September 2000.

        The Company's results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Fiscal years 2001 and 1999 comprised 52 weeks. Fiscal year 2000 comprised 53 weeks. The effect of the additional week in 2000 on the comparative financial statements taken as a whole is not significant.

Publishing

        The publishing segment represented 73% of the Company's consolidated operating revenues in 2001. The combined average circulation of the Company's daily newspapers for the six months ended Sept. 30, 2001 was approximately 3.4 million daily copies and 4.9 million Sunday copies. The Company's primary newspapers are Los Angeles Times, Chicago Tribune and Newsday. Other daily newspapers include South Florida Sun-Sentinel, Orlando Sentinel, The Baltimore Sun, The Hartford Courant, The Morning Call, Daily Press, The Advocate and Greenwich Time. The Company also owns an entertainment listings, newspaper syndication and media marketing company, a Chicago-area cable television news channel and other publishing-related businesses.

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

	Fiscal Year Ended December
	2001	2000(1)	1999
Revenues:
Los Angeles Times	$1,075,029	$833,657	$—
Chicago Tribune	750,147	869,996	852,155
Newsday	588,528	456,437	—
South Florida Sun-Sentinel	333,178	347,189	332,934
Orlando Sentinel	259,542	279,522	269,122
The Baltimore Sun	310,842	244,488	—
Other newspapers	526,683	412,206	146,102

Total publishing revenues	$3,843,949	$3,443,495	$1,600,313

(1)
Revenues for the former Times Mirror newspapers are included beginning on April 17, 2000.

        The following table provides a breakdown of operating revenues for the publishing segment for the last three years (in thousands):

	Fiscal Year Ended December
	2001	2000(1)	1999
Advertising:
Retail	$1,230,071	$1,115,404	$472,579
National	675,472	594,658	240,088
Classified	1,041,610	1,027,652	513,885

Total advertising	2,947,153	2,737,714	1,226,552
Circulation	662,368	531,265	241,258
Other(2)	234,428	174,516	132,503

Total	$3,843,949	$3,443,495	$1,600,313

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

        The following table sets forth information concerning the Company's advertising volume for its daily newspapers (in thousands):

	Fiscal Year Ended December
	2001	2000(1)
Full run inches:
Los Angeles Times	2,677	3,097
Chicago Tribune	2,170	2,487
Newsday	1,684	1,731
Other daily newspapers	13,895	15,105

Total full run inches	20,426	22,420

Part run inches:
Los Angeles Times	5,199	6,036
Chicago Tribune	5,589	5,546
Newsday	1,647	1,775
Other daily newspapers	6,032	5,954

Total part run inches	18,467	19,311

Total advertising inches:
Full run:
Retail	6,600	7,161
National	3,324	3,962
Classified	10,502	11,297

Total full run	20,426	22,420
Part run	18,467	19,311

Total	38,893	41,731

Preprint pieces:
Los Angeles Times	1,692,348	1,227,319
Chicago Tribune	2,718,692	2,941,339
Newsday	2,286,951	2,284,529
Other daily newspapers	3,431,825	3,505,340

Total	10,129,816	9,958,527

(1)
Advertising linage for the former Times Mirror newspapers is included for the full twelve months.

        The following table sets forth information concerning the Company's circulation for its daily newspapers (in thousands):

	Average Circulation for the Six Months Ended September 30
	Daily(1)			Sunday(1)
	2001	2000(2)	1999(2)	2001	2000(2)	1999(2)
Los Angeles Times	973	1,023	1,078	1,369	1,380	1,362
Chicago Tribune(3)	623	622	627	1,011	1,009	1,005
Newsday	577	577	575	676	675	674
South Florida Sun-Sentinel	236	238	239	344	350	351
Orlando Sentinel	250	253	251	369	374	368
The Baltimore Sun	292	317	315	474	473	480
Other daily newspapers	459	464	469	624	632	633

Total	3,410	3,494	3,554	4,867	4,893	4,873

(1)
Circulation data based on Audit Bureau of Circulation ("ABC") averages for the six-month periods ended September 30.

(2)
Circulation data is included for the former Times Mirror newspapers for the six months ended September 30 in each of 1999 and 2000 although the Company did not complete the Times Mirror acquisition until June 12, 2000.

(3)
The Chicago Tribune's Wednesday through Friday ABC circulation averages for 2001, 2000 and 1999 were 676, 663 and 658, respectively.

        Each of the Company's newspapers operates independently to most effectively meet the needs of the area it serves. Local management establishes editorial policies. The Company coordinates certain aspects of operations and resources in order to provide greater operating efficiency and economies of scale.

        The Company's newspapers compete for readership and advertising in varying degrees primarily with other metropolitan, suburban and national newspapers, and to a lesser degree with television, radio, Internet services and other media. Competition for newspaper advertising is based upon circulation levels, readership demographics, price, service, and advertiser results, while competition for circulation is based upon the content of the newspaper, service and price.

        Chicago Tribune, South Florida Sun-Sentinel, Orlando Sentinel and the Daily Press are printed in Company-owned production facilities. The daily newspapers acquired in connection with the Times Mirror acquisition are printed on Company-owned presses in production facilities leased from an affiliate (see Note 8 to the Company's consolidated financial statements in Item 8). The principal raw material is newsprint. In 2001, the Company's newspapers consumed approximately 959,000 metric tons of newsprint. Average newsprint prices increased 3% in 2001 from 2000. Average newsprint prices increased 5% in 2000 and declined 11% in 1999.

        The Company is party to a contract with Abitibi Consolidated Inc. (which purchased Donohue Inc. in 2000), expiring in 2007, to supply newsprint based on market prices. Under the contract, the Company purchased 390,000 metric tons of newsprint in 2001, representing 40% of the Company's newspapers' newsprint supply. The Company has agreed to increase its purchases to 410,000 metric tons in 2002; and 450,000 from 2003 to 2007, subject to certain limitations.

Los Angeles Times

        Los Angeles Times has been published continuously since 1881. Los Angeles Times has won 25 Pulitzer Prizes, including one for investigative reporting in 2001. It is published every morning and is one of the largest metropolitan newspapers in the United States in circulation. The Los Angeles market ranks second in the nation in terms of households. In its primary circulation areas of Los Angeles, Orange, Ventura, San Bernardino and Riverside counties, Los Angeles Times competes for advertising and circulation with 16 local daily newspapers, with its largest competitor having approximately 353,000 total average daily circulation, and three daily national newspapers. Approximately 77% and 80% of the paper's daily and Sunday circulation, respectively, was home delivered in 2001, with the remainder sold at newsstands and vending boxes.

        In addition to the daily edition covering the Los Angeles metropolitan area, Los Angeles Times Communications LLC publishes daily Orange County, San Fernando Valley and Ventura County editions. Daily and semi-weekly community newspapers are inserted into the paper in selected geographic areas to provide targeted local news coverage. Los Angeles Times Communications LLC also publishes a daily national edition that is distributed primarily in Northern California, New York and Washington, D.C. Through its subsidiary, E Z Buy & E Z Sell Recycler Corporation, Los Angeles Times Communications LLC publishes a collection of 17 alternative classified papers in Southern California including titles such as Recycler, AutoBuys, CycleBuys and the Renter. In conjunction with Garden State Newspapers, Inc., Los Angeles Times Communications LLC owns CIPS Marketing Group, Inc., which provides alternative distribution services for advertising preprints.

Chicago Tribune

        Founded in 1847, Chicago Tribune is published every morning and primarily serves a nine-county market in northern Illinois and Indiana. This market ranks third in the United States in number of households. Chicago Tribune has won 22 Pulitzer Prizes, including one for explanatory reporting and one for international reporting in 2001. For the six months ended September 2001, Chicago Tribune ranked seventh in average daily circulation and fourth in average Sunday circulation in the nation, based on ABC averages. Chicago Tribune's principal competitor is the Chicago Sun-Times. According to the ABC, for the sixth-month period ended September 2001, the Chicago Tribune had a 17% lead in total daily paid circulation and a 165% lead in Sunday paid circulation. The Chicago Tribune's total advertising volume and operating revenues are estimated to be substantially greater than those of the Chicago Sun-Times. Approximately 78% of the paper's daily and 66% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes.

        Chicago Tribune is published by Chicago Tribune Company, which also publishes ¡Exito!, a free weekly newspaper targeting Spanish-speaking households. Other businesses owned by Chicago Tribune Company include Tribune Direct Marketing, a direct mail operation, and Chicagoland Publishing Company (formerly known as RELCON, Inc.), a publisher of free apartment and new-home guides. Chicago Tribune Company also offers printing and delivery of other publications.

Newsday

        Newsday, a morning newspaper published seven days a week, circulates primarily in Nassau and Suffolk counties on Long Island, New York, and in the borough of Queens in New York City. The New York metropolitan area ranks first among U.S. markets in terms of households. The paper has been published since 1940 and has won 16 Pulitzer Prizes. For the six-month period ended September 2001, Newsday ranked ninth and 12th for average daily and Sunday circulation, respectively, in the country, according to the ABC. Newsday competes with three major metropolitan newspapers and several daily regional editions of national newspapers. In addition, there are numerous daily, weekly and semiweekly local newspapers and free distribution newspapers in its distribution area. Approximately 60% of the paper's daily and 56% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes.

        In addition to Newsday, Newsday, Inc. also publishes Distinction, a magazine serving Long Island's upscale community and Parents & Children, a magazine for parents. Both magazines are issued eight times per year. In addition, Newsday's publishing and alternate distribution subsidiary, DSA Community Publishing, operates Newport Media, a publisher of 106 pennysaver editions; This Week, a publisher of

69 pennysaver editions; Hoy, a Spanish-language daily newspaper for the New York metropolitan area; DSA, a distributor of preprints; and DSA Direct, a distributor of numerous publications in the five boroughs of New York City.

Other Newspapers

        The Company's other daily newspapers are The Baltimore Sun, South Florida Sun-Sentinel, Orlando Sentinel, The Hartford Courant, Daily Press, The Morning Call, The Advocate and Greenwich Time. All of these newspapers are published every morning.

        The Baltimore Sun primarily serves the Baltimore Metropolitan Statistical Area, including Anne Arundel, Baltimore, Carroll, Harford and Howard counties. The Baltimore market ranks 24th in terms of households in the United States. The Baltimore Sun has published a daily, morning newspaper since 1837 and has won 14 Pulitzer Prizes. For the 6-month period ending Sept. 2001, The Baltimore Sun was ranked as 27th and 21st for average daily and Sunday circulation, respectively, in the country, according to the ABC. The Baltimore Sun competes with The Washington Post in Anne Arundel and Howard counties, with The Annapolis Capital in Anne Arundel County and with The Carroll County Times in Carroll County, as well as with daily regional editions of national newspapers. In addition, there are other daily and weekly local newspapers in its distribution area. Approximately 83% of the paper's daily and 67% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes.

        The Baltimore Sun Company's subsidiaries, Patuxent Publishing and Homestead Publishing, publish 17 weekly newspapers throughout Anne Arundel, Baltimore, Carroll, Harford and Howard counties. The largest of these weekly newspapers are The Columbia Flier, The Towson Times, The Owings Mills Times and The Aegis.

        South Florida Sun-Sentinel is a morning newspaper and leads the Broward/South Palm Beach, Florida market in circulation. South Florida Sun-Sentinel has been published since 1910. The Miami/Fort Lauderdale market ranks 15th in the nation in terms of households. Approximately 74% of the paper's daily and 68% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes.

        The Sun-Sentinel Company, the publisher of South Florida Sun-Sentinel, owns Gold Coast Shopper, a publication located in Deerfield Beach, City Link, an alternative weekly publication and City & Shore, a lifestyle magazine. In May 1999, the Sun-Sentinel Company purchased Florida New Homes and Condominiums Guide, a bimonthly real estate magazine. South Florida Sun-Sentinel also offers printing and delivery of other publications, direct mail services and publications targeted to specific consumer market segments.

        Orlando Sentinel is published every morning and serves primarily a five-county area in Central Florida. It is the only major daily newspaper in the Orlando market, although it competes with other Florida and national newspapers, as well as with other media. Orlando Sentinel has been published since 1876. The Orlando/Daytona Beach/Melbourne market ranks 20th among U.S. markets in terms of households. Orlando Sentinel has won three Pulitzer Prizes. Approximately 77% of the paper's daily and 70% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes.

        Orlando Sentinel Communications Company, the publisher of Orlando Sentinel, also publishes US/Express, a free weekly entertainment publication used to distribute advertising to non-subscribers, and the RELCON apartment guide for the Central Florida market. Orlando Sentinel Communications Company also publishes New Homes and Auto Finder, which are free publications distributed in the Central Florida market. Orlando Sentinel also offers printing and delivery of other publications.

        The Hartford Courant, a morning daily and Sunday newspaper that was first published in 1764, is the oldest continuously published newspaper in the United States. The Hartford Courant has won two Pulitzer Prizes. It is published in Hartford, Connecticut, and serves the state's northern and central regions. The Hartford/New Haven market is the 28th largest U.S. market in terms of households. The Hartford Courant Company publishes 10 regional editions of The Hartford Courant on a daily basis, which provide local news and advertising. The Hartford Courant Company owns New Mass. Media, Inc., a publisher of five weekly alternative newspapers in Connecticut, Massachusetts and New York, and operates ValuMail, Inc., a shared mail company that distributes advertising supplements to households in Connecticut, Massachusetts and Rhode Island.

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

        The Morning Call in Allentown, Pa., is published daily and primarily serves Lehigh and Northampton counties in Eastern Pennsylvania.

        The Advocate and Greenwich Time are published every morning and serve the southern part of Fairfield County, Connecticut. The Advocate circulates primarily in Stamford, Conn. and Greenwich Time circulates in Greenwich, Conn. The Advocate has won one Pulitzer Prize.

Other Publishing Related Businesses

        The Company is also involved in weekly publications, syndication activities, advertising placement services, entertainment listings, cable television news programming and other publishing-related activities. In February 2001, the Company acquired The Virginia Gazette, six other community newspapers and three specialty, monthly publications, primarily serving Williamsburg, Virginia and surrounding counties. In May 2001, the Company acquired a controlling interest in TV Data Technologies, a provider of television listings products. Forum Publishing Group (formerly known as Sun-Sentinel Community News Group), a group of community-based weeklies, includes the Jewish Journal, a collection of newspapers serving South Florida's Jewish community. The syndication activities, conducted primarily through Tribune Media Services ("TMS"), involve the marketing of comics, features and opinion columns to newspapers. TMS is also engaged in advertising placement services for television, cable and movie listings in newspapers and online and the development of news products and services for electronic and print media. Premier DataVision, Inc. distributes movie show-time data and assembles and distributes movie show-time and display advertising. JDTV, Inc. publishes television listings information for the cable and satellite television industries. The Company also operates CLTV News, a regional 24-hour cable news channel in the Chicagoland area. CLTV News was launched in January 1993 and currently is available to more than 1.7 million cable households in the Chicago-area market.

Broadcasting and Entertainment

        The broadcasting and entertainment segment represented 26% of the Company's consolidated operating revenues in 2001. At Dec. 30, 2001, the segment included WB television affiliates located in New York, Los Angeles, Chicago, Philadelphia, Boston, Dallas, Washington, D.C., Atlanta, Houston, Seattle, Miami, Denver, San Diego, Waterbury, New Orleans and Albany; Fox television affiliates in Seattle, Sacramento, Indianapolis, Hartford, Grand Rapids and Harrisburg; an ABC television affiliate in New Orleans; four radio stations, one located in Chicago and three located in Denver; the Chicago Cubs baseball team; and Tribune Entertainment, a company that develops and distributes first-run television programming for the Company's station group and national syndication.

        In April 2001, the Company acquired Tower Distribution (formerly United Video) and in August 2001, the Company acquired television station WTXX-Waterbury, which serves the Hartford, Connecticut market.

        In February 2000, the Company acquired the remaining interest in Qwest Broadcasting, LLC ("Qwest"), which owned television stations WATL-Atlanta and WNOL-New Orleans, for $107 million in cash and conversion of notes and debt. The Company had owned a 33% equity interest and convertible debt in Qwest since it was formed in 1995.

        In March 1999, the Company acquired the assets of television station KCPQ-Seattle with a fair value of approximately $380 million, in exchange for its WGNX-Atlanta television station and cash. In September 1999, the Company acquired the assets of television station WEWB-Albany (formerly WMHQ). In November 1999, the Company acquired the assets of television station WBDC-Washington, D.C.

        The following table shows sources of revenue for the broadcasting and entertainment segment for the last three years (in thousands).

	Fiscal Year Ended December
	2001	2000	1999
Television(1)	$1,130,125	$1,258,282	$1,109,652
Radio	56,175	58,329	53,466
Entertainment/other(2)	163,635	148,942	138,940

Total	$1,349,935	$1,465,553	$1,302,058

(1)
Includes the following since their respective acquisition dates: Tower Distribution (April 2001), WTXX-Waterbury (August 2001), WATL-Atlanta and WNOL-New Orleans (February 2000), WBDC-Washington, D.C. (November 1999), WEWB-Albany (September 1999) and KCPQ-Seattle (exchanged for WGNX-Atlanta in March 1999).

(2)
See "Entertainment/Other" below for further discussion.

Television

        In 2001, television contributed 84% to the broadcasting and entertainment segment's operating revenues. The Company's television stations compete for audience and advertising with other television and radio stations, cable television and other media serving the same markets. Competition for audience and advertising is based upon various interrelated factors including programming content, audience acceptance and price. Selected data for the Company's television stations is shown in the following table.

	Market(1)
						Major Over-the-Air Stations in Market(2)
	National Rank	% of U.S. Households	FCC %	Channel	Affiliation		Expiration of FCC License(3)		Year Acquired
WPIX—New York, NY	1	6.9	6.9	11-VHF	WB	7	2007	(4)	1948	(5)
KTLA—Los Angeles, CA	2	5.0	5.0	5-VHF	WB	8	2006	(4)	1985
WGN—Chicago, IL	3	3.2	3.2	9-VHF	WB	8	2005		1948	(5)
WPHL—Philadelphia, PA	4	2.7	1.3	17-UHF	WB	7	2007		1992
WLVI—Boston, MA	6	2.2	1.1	56-UHF	WB	7	2007		1994
KDAF—Dallas, TX	7	2.1	1.0	33-UHF	WB	9	2006		1997
WBDC—Washington, D.C.	8	2.0	1.0	50-UHF	WB	7	2004		1999
WATL—Atlanta, GA	9	1.9	0.9	36-UHF	WB	8	2005		2000
KHWB—Houston, TX	11	1.7	0.9	39-UHF	WB	8	2006		1996
KCPQ—Seattle, WA	12	1.6	1.6	13-VHF	FOX	8	2007		1999
KTWB—Seattle, WA	12	—	—	22-UHF	WB	8	2007		1998
WBZL—Miami, FL	15	1.5	0.7	39-UHF	WB	8	2005	(6)	1997
KWGN—Denver, CO	18	1.3	1.3	2-VHF	WB	7	2006		1966
KTXL—Sacramento, CA	19	1.2	0.6	40-UHF	FOX	7	2006		1997
WXIN—Indianapolis, IN	25	1.0	0.5	59-UHF	FOX	7	2005		1997
KSWB—San Diego, CA	26	0.9	0.5	69-UHF	WB	7	2006		1996
WTIC—Hartford, CT	28	0.9	0.5	61-UHF	FOX	7	2007	(4)	1997
WTXX—Waterbury, CT	28	—	—	20-UHF	WB	7	2007	(4)	2001
WXMI—Grand Rapids, MI	38	0.7	0.3	17-UHF	FOX	7	2005		1998
WGNO—New Orleans, LA	43	0.6	0.3	26-UHF	ABC	7	2005		1983
WNOL—New Orleans, LA	43	—	—	38-UHF	WB	7	2005		2000
WPMT—Harrisburg, PA	46	0.6	0.3	43-UHF	FOX	5	2007		1997
WEWB—Albany, NY	57	0.5	0.2	45-UHF	WB	7	2007		1999

(1)
Source: Nielsen Station Index (DMA Market and Demographic Rank Report, September 2001). Ranking of markets is based on number of television households in DMA (Designated Market Area).

(2)
Source: Nielsen Station Index (Viewers in Profile Reports, 2001). Major over-the-air stations program for a broad, general audience and have a large viewership in the market.

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

        Programming emphasis at the Company's stations is placed on network-provided shows, syndicated series, feature motion pictures, local and regional sports coverage, news and children's programs. These stations acquire most of their programming from outside sources, including The WB Television Network ("The WB Network") and the Fox Network, although a significant amount is produced locally or supplied by Tribune Entertainment (see "Entertainment/Other"). WGN Cable ("WGN Superstation") programming is delivered by cable or satellite outside of Chicago and includes movies and first-run programming. Contracts for purchased programming generally cover a period of one to five years, with payment also typically made over several years. The expense for amortization of television broadcast rights in 2001 was $335 million, which represented approximately 30% of total television operating revenues.

        Average audience share information for the Company's television stations for the past three years is shown in the following table.

		Average Audience Share (1)
		Total Market Year Ended December				In-Market Stations (2) Year Ended December
	Affiliation	2001	2000	1999		2001	2000	1999
WPIX—New York, NY	WB	7.5%	9.3%	9.5%		15.0%	16.2%	16.7%
KTLA—Los Angeles, CA	WB	6.4	7.8	8.0		12.0	13.6	13.1
WGN—Chicago, IL	WB	8.7	9.8	10.0		14.6	15.1	14.7
WPHL—Philadelphia, PA	WB	4.8	5.0	5.5		8.8	7.9	9.4
WLVI—Boston, MA	WB	4.5	4.8	5.5		8.9	8.3	9.9
KDAF—Dallas, TX	WB	6.4	7.0	7.3		11.0	10.8	10.7
WBDC—Washington, D.C.	WB	2.8	3.3	4.0		5.7	6.1	7.0
WATL—Atlanta, GA	WB	5.2	6.0	6.5		8.7	9.2	10.0
KHWB—Houston, TX	WB	5.7	5.8	6.5		9.7	9.6	9.7
KCPQ—Seattle, WA	FOX	6.7	6.5	7.3		12.7	11.8	12.4
KTWB—Seattle, WA	WB	2.7	3.0	3.8		5.2	5.5	6.4
WBZL—Miami, FL	WB	5.3	5.0	6.0		10.8	8.6	11.3
KWGN—Denver, CO	WB	5.7	6.3	6.8		9.9	11.2	11.6
KTXL—Sacramento, CA	FOX	7.3	6.8	7.3		13.2	12.1	13.0
WXIN—Indianapolis, IN	FOX	6.6	6.3	6.5		12.4	11.3	11.5
KSWB—San Diego, CA	WB	5.0	5.8	5.5		10.9	12.0	10.6
WTIC—Hartford, CT	FOX	6.9	6.0	6.8		14.3	12.5	13.5
WTXX—Waterbury, CT	WB	2.1	2.3	2.5		4.4	4.7	5.0
WXMI—Grand Rapids, MI	FOX	6.4	6.5	7.5		12.3	13.8	13.3
WGNO—New Orleans, LA	ABC	6.2	7.0	7.5		11.1	12.3	13.0
WNOL—New Orleans, LA	WB	7.2	7.3	7.0		12.8	12.8	12.1
WPMT—Harrisburg, PA	FOX	5.3	5.8	6.0		11.2	11.2	11.8
WEWB—Albany, NY	WB	2.0	2.3	0.5	(3)	3.8	3.9	0.9	(3)

(1)
Represents the estimated number of television households tuned to a specific station as a percent of total viewing households in a defined area. The percentages shown reflect the average Nielsen ratings shares for the February, May, July and November measurement periods for 7 a.m. to 1 a.m. daily.

(2)
Excludes cable, satellite, public broadcasting, foreign language and minor independent channels.

(3)
Prior to its acquisition in September 1999, WEWB-Albany was a public broadcasting station.

        Average audience shares are shown on two bases: total market, which includes all channels, and in-market stations, which includes only the major over-the-air stations. Average in-market audience shares are more relevant to local advertisers when they make many of their buying decisions. In 2001, the average total market audience share is down at most of the stations compared to 2000, primarily due to higher cable penetration and therefore more choices of channels for viewers. Average audience shares increased at four Fox stations in 2001 due to higher-rated prime-time network programming and increased sports ratings (World Series, NASCAR and the NFL). Average in-market audience shares declined at several WB stations in 2001 generally due to lower prime-time ratings.

Radio

        In 2001, radio operations contributed 4% to the broadcasting and entertainment segment's operating revenues. The largest radio station owned by the Company, measured in terms of operating revenues, is WGN in Chicago. Radio operations also include three stations in Denver and Tribune Radio Network (which produces and distributes farm and sports programming to radio stations, primarily in the Midwest). In December 2001, the Company signed a contract with Entercom for them to manage Tribune's three Denver stations for up to three years (see "Recent Developments" above). At the end of the three years, Entercom has the right to purchase the three stations for $180 million.

        Selected information for the Company's radio operations is shown in the following table.

	Format	Frequency	National Market Rank(1)	Number of Operating Stations in Market(2)	Audience Share(3)
WGN—Chicago, IL	Personality/Infotainment/Sports	720-AM	3	46	6.2%
KOSI—Denver, CO	Adult Contemporary	101.1-FM	22	29	5.4%
KEZW—Denver, CO	Nostalgia/Big Band	1430-AM	22	29	2.5%
KKHK—Denver, CO	Rock & Roll	99.5-FM	22	29	2.6%

(1)
Source: Radio markets ranked by Arbitron Metro Survey Area, Arbitron Company 2001.

(2)
Source: Arbitron Company 2001.

(3)
Source: Average of Winter, Spring, Summer and Fall 2001 Arbitron shares for persons 12 years old and over, 6 a.m. to midnight daily during the period measured.

Entertainment/Other

        In 2001, entertainment/other contributed 12% to the broadcasting and entertainment segment's operating revenues. This portion of the broadcasting and entertainment segment includes Tribune Entertainment Company ("Tribune Entertainment") and the Chicago Cubs baseball team.

        Tribune Entertainment is the largest syndicator of first-run, hour-long action dramas ("action hours") in the United States. Tribune Entertainment produced and syndicated the following action hours during the 2001-2002 season:

	Television Seasons
Shows			No. of U.S. Markets	% of U.S. Households
	Produced(1)	Commitment(2)
Mutant X	2001-2002	2002-2003	200	97%
Gene Roddenberry's Andromeda	2000-2002	2002-2004	229	98%
Beastmaster	1999-2002	—	195	96%
Gene Roddenberry's Earth: Final Conflict	1997-2002	—	225	98%

(1)
Represents seasons produced by Tribune Entertainment.

(2)
Represents future seasons Tribune Entertainment has committed to produce.

        These action hours are co-produced with various international partners that are responsible, in most cases, for approximately two-thirds of the series production costs. Tribune Entertainment launched the new series "Mutant X" in September 2001. Currently, "Mutant X" is the number one new action hour in syndication. When "Gene Roddenberry's Andromeda" was introduced in 2000, it premiered as the highest rated first-run weekly hour in three years. In 2001, Tribune Entertainment began producing and syndicating "Talk or Walk," a one-hour unscripted reality show that was cancelled in January 2002. For the 2001-2002 television season, Tribune Entertainment currently is syndicating approximately

11.5 hours of television shows per week. On average, Tribune Entertainment furnishes nine hours per week of programming to the Company's 23 television stations. Tribune Entertainment also funds production for "US Farm Report" which is the most successful agribusiness program in the history of television.

        Tribune Entertainment signed three-year distribution agreements with both Hearst Entertainment (agreement began July 1, 2001) and The Fremantle Company (agreement began Oct. 29, 2001) to provide distribution services, including The Fremantle Company produced series, "Family Feud." During 2001, Tribune Entertainment also assumed management of the 10.5-acre KTLA studio production lot in Hollywood, renaming it Tribune Studios. Management of the site includes facilities rental of nine state-of-the art digital sound stages and associated production office space.

        The Company owns the Chicago Cubs baseball team. In addition to providing local sports entertainment, the Cubs represent a source of live programming for the Company's Chicago-based broadcasting operations. In 1999, the Chicago Cubs reached an agreement with Fox Sports Chicago to provide coverage of selected Cubs games throughout the network's viewing region.

Interactive

        The interactive segment represented 1% of the Company's consolidated operating revenues in 2001. The Company's interactive segment manages web sites of the Company's daily newspapers and television stations, as well as other branded sites targeting specific communities of interest. On average, it attracts approximately seven million unique visitors per month, placing it among the 20 largest online news and information networks in the United States. The Company's established reputation and media brand recognition, which are trusted sources of local news and information, provide a competitive advantage.

        Selected information for several of the Company's top web sites is shown in the following table:

Newspaper Sites	Description
latimes.com	Los Angeles Times
chicagotribune.com	Chicago Tribune
newsday.com	Newsday, Melville, N.Y.
sun-sentinel.com	South Florida Sun-Sentinel
orlandosentinel.com	Orlando Sentinel
sunspot.net	The Baltimore Sun
ctnow.com	The Hartford Courant
dailypress.com	Daily Press, Newport News, Va.
mcall.com	The Morning Call, Allentown, Pa.
stamfordadvocate.com	The Advocate, Stamford, Conn.
greenwichtime.com	Greenwich Time, Greenwich, Conn.
Entertainment and Niche Sites	Description
blackvoices.com	A leading online destination for African Americans
recycler.com	General classifieds site serving Southern California
chicagosports.com	Multimedia site for local fans
metromix.com	Chicago's leading online entertainment guide
go2orlando.com	Travel guide for Central Florida
wb11.com	Internet home of WPIX-TV, New York
ktla.com	Internet home of KTLA-TV, Los Angeles
wgntv.com	Internet home of WGN-TV, Chicago
elsentinel.com	Spanish site serving Central Florida

        The interactive segment's revenues are derived primarily from advertising sales. Banner and sponsorship advertising is sold to local and national customers. Classified advertising revenues are mainly derived from two sources: the sale of online classified advertising in conjunction with print advertising in the Company's daily newspapers and selling online-only classified products.

        Total operating revenues for the interactive segment for the last three years are shown below (in thousands):

Fiscal Year Ended December
2001	$59,482
2000	41,782
1999	21,034

Investments

        The Company has investments in several public and private companies. See Note 9 to the Company's consolidated financial statements in Item 8 for further discussion of the Company's cost and equity method investments.

        The Company's principal equity method investments currently include The WB Network, CareerBuilder, Classified Ventures, BrassRing, TMCT I and TMCT II. The WB Network is a growing network that provides the Company's WB affiliate television stations with original prime-time and children's programming. CareerBuilder, an online recruiting company, was formed by the Company and Knight Ridder in September 2000. During 2001, CareerBuilder acquired Headhunter.net. Classified Ventures is a network of classified advertising web sites. BrassRing is a national recruitment services company, which the Company formed in September 1999 with The Washington Post Company. The Company's investments in TMCT I and TMCT II are further discussed in Note 8 to the Company's consolidated financial statements in Item 8.

Non-Operating Items

        The Company reported several non-operating items in 2001, 2000 and 1999, which included gains and losses resulting from sales of investments and subsidiaries, changes in the fair value of derivatives and related investments, reclassification of investments, and write-downs of investments. These non-operating items are further discussed in Note 2 to the Company's consolidated financial statements in Item 8.

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

        Because the Times Mirror acquisition did not involve the transfer of any broadcast station licenses, FCC approval was not required to complete the transaction. Under the FCC's television/newspaper cross-ownership rule, the Commission may not renew the license of a television station that is part of a prohibited local television/newspaper combination. License renewals for Tribune television properties affected by the Times Mirror acquisition are in years 2006 (KTLA-Los Angeles and WTIC-Hartford) and 2007 (WPIX-New York). In September 2001, the FCC initiated a rulemaking proceeding addressing the cross-ownership rule. Public comments were filed in December 2001 and FCC action is expected in the second half of 2002. If the rules are not modified by the time the licenses are due for renewal, the Company will require waivers to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, Hartford and New York markets. The Company has a temporary waiver, pending the outcome of the same rulemaking proceeding, in connection with its 1997 acquisition of WBZL-Miami, which is considered part of the market served by the South Florida Sun-Sentinel, published in Fort Lauderdale. The Company cannot predict the outcome of the FCC cross-ownership rulemaking.

        Congress removed national limits on the number of broadcast stations a licensee may own in 1996. However, federal law continues to limit the number of radio and television stations a single owner may own in a local market, and the percentage of the national television audience that may be reached by a licensee's television stations in the aggregate. In 1999, the FCC revised its local station ownership limitations to allow, under certain conditions, common ownership of two television stations and certain radio/television combinations. In February 2002, the U.S. Court of Appeals determined that the FCC has not provided legal justification for its long-standing 35% national ownership cap. The FCC is now charged with either justifying a cap or eliminating it altogether. FCC action on the national ownership cap is not expected until later this year. Television and radio broadcasting licenses are subject to renewal by the FCC, at which time they may be subject to petitions to deny the license renewal applications. At Dec. 30, 2001, the Company had FCC authorization to operate 23 television stations and two AM and two FM radio stations. In 2001, the Company received FCC authorization to operate television station WTXX-Waterbury. The FCC granted a so-called "failing station" waiver to allow common ownership of WTIC and WTXX. In addition, the FCC granted a temporary six-month waiver of the newspaper-broadcast ownership prohibition. The temporary waiver was extended for an additional six months in February 2002. The Company will require additional waivers to allow continued ownership of both WTXX and The Hartford Courant in the Hartford market.

        The FCC has approved technical standards and channel assignments for digital television ("DTV") service. DTV will permit broadcasters to transmit video images with higher resolution than existing analog signals. Operators of full-power television stations have each been assigned a second channel for DTV while they continue analog broadcasts on the original channel. After the transition is complete, broadcasters will be required to return one of the two channels to the FCC and transmit exclusively in digital format. By law, the transition to DTV is to occur by Dec. 31, 2006, subject to extension under certain circumstances. Conversion to digital transmission is requiring all television broadcasters, including those owned by the Company, to invest in digital equipment and facilities. The Company does not believe that the required capital expenditures will have a material effect on its consolidated financial position or results of operations.

        The FCC has not yet issued final regulations governing some aspects of DTV operation. These include the obligations of cable television systems and other multichannel video providers to carry DTV signals and additional "public interest" obligations that may be imposed on broadcasters' use of DTV. The FCC has adopted rules requiring broadcasters transmitting subscription-based services over the DTV channel to pay to the government fees in the amount of 5% on gross revenues collected from such services.

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

Employees

        The average number of full-time equivalent employees of the Company in 2001 was 25,600, approximately 3,000 more than the average for 2000. The increase was primarily due to the inclusion of Times Mirror employees for all of 2001.

        During 2001, the Company's publishing segment employed approximately 21,600 full-time equivalent employees, about 18% of whom were represented by unions covered under 21 labor contracts. Contracts with unionized employees of the publishing segment expire at various times through June 2006.

        The broadcasting and entertainment segment had an average of 3,300 full-time equivalent employees in 2001. Approximately 23% of these employees were represented by a total of 21 unions covered under 21 labor contracts. Contracts with unionized employees of the broadcasting and entertainment segment expire at various times through March 2004.

        Interactive had an average of 500 full-time equivalent employees in 2001.

Executive Officers of the Company

        Information with respect to the executive officers of the Company as of Feb. 28, 2002, is set forth below. The descriptions of the business experience of these individuals include the principal positions held by them since March 1997. Unless otherwise indicated, all references to positions are to officers of the Company.

Dennis J. FitzSimons (51)
President and Chief Operating Officer since July 2001; Executive Vice President until July 2001; President since May 1997 and Executive Vice President until May 1997 of Tribune Broadcasting Company.*

Jack Fuller (55)
President of Tribune Publishing Company* since May 1997; President and Publisher of Chicago Tribune Company* until May 1997.

Donald C. Grenesko (53)
Senior Vice President/Finance and Administration

David D. Hiller (48)
President of Tribune Interactive Inc.* since May 2000; Senior Vice President/Development and Strategy until May 2000.

Crane H. Kenney (39)
Senior Vice President, General Counsel and Secretary since May 2000; Vice President, General Counsel and Secretary until May 2000.

Luis E. Lewin (53)
Senior Vice President/Human Resources since May 2000; Vice President/Human Resources until May 2000.

John W. Madigan (64)
Chairman and Chief Executive Officer since July 2001; Chairman, President and Chief Executive Officer until July 2001.

Patrick J. Mullen (46)
President, Tribune Television (a division of Tribune Broadcasting Company*) since March 2001; Group Vice President, Tribune Television from June 1998 until March 2001; President/General Manager of WXMI-TV, Grand Rapids, until June 1998.

Ruthellyn Musil (50)
Vice President/Corporate Relations

Andrew J. Oleszczuk (45)
Senior Vice President/Development since May 2000; President of Tribune Ventures (a division of the Company) from August 1998 until May 2000; Vice President/Development until August 1998.

Jeff R. Scherb (44)
Senior Vice President/Chief Technology Officer since May 2000; President of Tribune Interactive* from May 1999 until May 2000; Senior Vice President/Chief Technology Officer until May 1999.

*
A subsidiary of the Company

ITEM 2. PROPERTIES.

        The corporate headquarters of the Company are located at 435 North Michigan Avenue, Chicago, Illinois. The general character, location and approximate size of the principal physical properties used by the Company on Dec. 30, 2001, are listed below. In addition to those listed, the Company owns or leases transmitter sites, parking lots and other land aggregating approximately 1,039 acres in 99 separate locations, and owns or leases an aggregate of approximately 3,408,024 square feet of office and production space in 334 locations. The Company also owns Wrigley Field, the 39,000-seat stadium used by the Chicago Cubs baseball team. The Company considers its various properties to be in good condition and suitable for the purposes for which they are used.

	Approximate Area in Square Feet
General Character of Property
	Owned		Leased(1)
Publishing:
Printing plants, business and editorial offices and office and warehouse space located in:
Los Angeles, CA	1,295,000		1,793,000
Chicago, IL	1,465,000	(2)	171,000
Melville, NY	708,000		469,000
Baltimore, MD	10,000		909,000
Hartford, CT	467,000		144,000
Orlando, FL	408,000		82,000
Deerfield Beach, FL	385,000		44,000
Costa Mesa, CA	389,000		67,000
Allentown, PA	288,000		—
Chatsworth, CA	248,000		—
Newport News, VA	223,000		20,000
Northlake, IL	—		216,000
Fort Lauderdale, FL	—		164,000
Oakbrook, IL	—		168,000
Stamford, CT	85,000		5,000
Miller Place, NY	84,000		—
Sorrento, FL	64,000		—
Glens Falls, NY	—		60,000
Bel Air, MD	52,000		—
Columbia, MD	29,000		14,000
Greenwich, CT	24,000		—
Williamsburg, VA	25,000		9,000
Broadcasting and Entertainment:
Business offices, studios and transmitters located in:
Los Angeles, CA	256,000		—
Chicago, IL	130,000		4,000
New York, NY	—		122,000
Seattle, WA	68,000		—
Denver, CO	40,000		11,000
New Orleans, LA	—		39,000
Indianapolis, IN	5,000		37,000
Atlanta, GA	36,000		—
Houston, TX	36,000		—
Dallas, TX	33,000		—

Boston, MA	25,000	—
San Diego, CA	—	26,000
Philadelphia, PA	22,000	2,000
Sacramento, CA	24,000	—
Hartford, CT	—	22,000
Grand Rapids, MI	21,000	—
Hollywood, FL	20,000	—
York, PA	20,000	—
Washington, DC	—	13,000

(1)
In connection with the Times Mirror acquisition, the Company assumed several lease agreements which expire at various dates through 2011. In 1997, Times Mirror contributed eight real properties, constituting 3,030,000 square feet, to TMCT I. The Company is leasing these properties from TMCT I under a lease with an initial term of 12 years, which expires August 2009. See Note 8 to the Company's consolidated financial statements in Item 8 for further discussion.

(2)
Includes Tribune Tower, an approximately 630,000-square-foot office building in downtown Chicago, and Freedom Center, the approximately 826,000 square foot production center of the Chicago Tribune. Tribune Tower houses the Company's corporate headquarters, the Chicago Tribune's business and editorial offices, offices of various subsidiary companies and approximately 38,000 square feet of space leased to unaffiliated tenants. Freedom Center houses the Chicago Tribune's printing, packaging and distribution operations.

ITEM 3. LEGAL PROCEEDINGS.

        The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies.

        In March 1997, the Company acquired Renaissance Communications Corp., a publicly traded company that owned six television stations, for $1.1 billion in cash. The stations acquired were KDAF-Dallas, WBZL-Miami, KTXL-Sacramento, WXIN-Indianapolis, WTIC-Hartford and WPMT-Harrisburg. The FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the Miami television station and the South Florida Sun-Sentinel newspaper. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both the Miami television station and the South Florida Sun-Sentinel newspaper until the rule review has concluded. In September 2001, the FCC initiated a rulemaking proceeding addressing the cross-ownership rule. Public comments were filed in December 2001 and FCC action is expected in the second half of 2002. The Company cannot predict the outcome of the FCC cross-ownership rulemaking proceeding.

        During 1998, Times Mirror disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service ("IRS") has audited the transactions and disagreed with the position taken by Times Mirror. The IRS audit team issued a notice of proposed adjustment in 2001 to increase 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company's federal and state income tax liability would be approximately $600 million, plus interest. As of Dec. 30, 2001, the interest on the proposed taxes due would be approximately $160 million. The IRS has also asserted tax penalties of 20% relating to these transactions. The Company will protest the IRS proposed adjustment and related tax penalties and intends to vigorously defend its position in this matter. A tax reserve of $180 million, plus interest, relating to these transactions is included in non-current liabilities on the consolidated balance sheet. The resolution of these issues is unpredictable and could result in a tax liability that is significantly higher or lower than that which has been provided by the Company.

        The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is presently listed on the New York, Chicago and Pacific stock exchanges. The high and low sales prices of the Common Stock by fiscal quarter for the two most recent fiscal years, as reported on the New York Stock Exchange Composite Transactions list, were as follows:

	2001		2000
Quarter
	High	Low	High	Low
First	$43.94	$35.10	$55.69	$27.88
Second	45.90	38.60	41.44	34.50
Third	42.98	30.75	39.94	32.00
Fourth	37.99	29.71	46.50	34.88

        At Feb. 28, 2002, there were 7,464 holders of record of the Company's Common Stock.

        Quarterly cash dividends declared on Common Stock were $.11 per share in 2001 and $.10 per share in 2000. Total cash dividends declared on Common Stock by the Company were $131,333,000 for 2001 and $107,085,000 for 2000.

ITEM 6. SELECTED FINANCIAL DATA.

        Selected financial data for the years 1997 through 2001 is contained under the heading "Eleven Year Financial Summary" on pages 90 and 91 and is derived from financial statements for those years which were audited by PricewaterhouseCoopers LLP, independent accountants. The information contained in the "Eleven Year Financial Summary" is not necessarily indicative of the results of operations to be expected for future years, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion presents the significant factors that have affected the businesses of Tribune Company and its subsidiaries (the "Company") over the last three years. This commentary should be read in conjunction with the Company's consolidated financial statements and "Eleven Year Financial Summary," which are also presented in this Form 10-K.

FORWARD-LOOKING STATEMENTS

        This discussion, the information contained in the subsequent notes to the consolidated financial statements and the information contained in Item 7A, "Quantative and Qualitative Disclosure about Market Risk," contain certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include: changes in advertising demand, newsprint prices, cost of broadcast rights, interest rates, competition, and other economic conditions; regulatory and judicial rulings; adverse results from litigation; the effect of professional sports team labor strikes, lock-outs and negotiations; the effect of acquisitions, investments, divestitures, derivative transactions and litigation on the Company's results of operations and financial condition; and the Company's reliance on third-party vendors for various services. The words "believe," "expect," "anticipate," "estimate," "could," "should," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company's significant policies are summarized in Note 1 to the Company's consolidated financial statements in Item 8. These policies conform with accounting principles generally accepted in the United States and reflect practices appropriate to the Company's businesses. The most critical accounting policies relate to revenue recognition, accounting for broadcast rights, intangible assets and investments. The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. On an on-going basis, the Company evaluates its estimates, including those related to income taxes and pensions and other post-retirement benefits (see Notes 14 and 15 to the Company's consolidated financial statements).

SIGNIFICANT EVENTS

TIMES MIRROR ACQUISITION

        On March 13, 2000, Tribune and Times Mirror announced the signing of a definitive agreement that provided for a merger of Times Mirror into Tribune in a cash and stock transaction. Prior to the merger, Times Mirror published the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The Advocate, Greenwich Time and several smaller newspapers. The merger was effected through a two-step transaction for a total purchase price of approximately $8.3 billion, including assumption of debt and preferred stock.

        In the first step of the transaction, Tribune made a cash tender offer, for up to 28 million Times Mirror shares at a price of $95 per share, which expired on April 17, 2000. Through the tender offer, Tribune acquired 23.1 million Times Mirror shares for $2.2 billion, representing 39.4% of the outstanding Times Mirror common shares. Following the tender offer, Tribune gained effective control of Times Mirror and named 13 Tribune designees to Times Mirror's 27-member board of directors.

        Tribune completed the second step of the acquisition on June 12, 2000, following Tribune and Times Mirror shareholder approvals, through a merger of Times Mirror into Tribune. In the merger, each remaining Times Mirror common share was converted, at the election of the shareholder, into 2.5 shares of Tribune common stock or, to the extent available, $95 in cash. The election to receive cash in the merger was available up to the balance of 28 million shares, reduced by Tribune's purchase of 23.1 million Times Mirror shares in the tender offer and Tribune's purchase of 0.2 million Times Mirror shares in the open market following the tender offer. In the merger, Tribune became obligated to pay approximately $447 million in cash for 4.7 million Times Mirror common shares at $95 per share. At Dec. 30, 2001, $430 million of this amount has been paid. Also, each remaining Times Mirror common share was converted into 2.5 shares of Tribune common stock. On June 12, 2000, Tribune issued a net 83 million common shares in exchange for a net 33.2 million Times Mirror common shares. These net amounts exclude 127 million shares of Tribune common stock, accounted for as treasury shares, which were exchanged for 51 million Times Mirror shares held by Times Mirror affiliates. In connection with the merger, Tribune settled 7.1 million Times Mirror stock options for $302 million in cash and converted approximately 6.4 million Times Mirror options into 16.1 million Tribune options. Shares of Times Mirror preferred stock were converted in the merger into shares of Tribune preferred stock with similar terms.

        This transaction was accounted for as a step acquisition purchase. Consolidated results of operations include 39.4% of Times Mirror's operating results for the period April 17 through June 11, 2000, and 100% after June 12. Minority interest expense of $16 million, net of tax, was recorded for the remaining 60.6% of Times Mirror that Tribune did not own during the period of April 17 through June 11, 2000.

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

        The total acquisition cost of $8.3 billion has been allocated to the assets acquired and liabilities assumed based on their respective fair values. A total of $5.9 billion, representing the excess of acquisition cost over the fair value of Times Mirror's net tangible assets, has been allocated to intangible assets. Identifiable intangible assets are being amortized over periods ranging from 15 to 40 years. Goodwill is being amortized over 40 years. However, the amortization of goodwill and certain intangible assets ceases beginning in fiscal year 2002 (see discussion in "New Accounting Standards" section below for explanation of accounting change). The estimated fair values of the assets acquired and liabilities assumed of Times Mirror are as follows (in billions):

Current assets	$0.5
Property, plant and equipment	1.0
Assets held for sale	1.3
Identifiable intangible assets and goodwill	5.9
Other assets	1.5
Liabilities	(1.9)

Total purchase price	$8.3

        During the second quarter of 2000, Tribune announced its intention to sell Jeppesen, a former Times Mirror subsidiary that provides flight information services for airlines; Times Mirror Magazines, a publisher of special interest and leisure-oriented magazines; and AchieveGlobal, which Times Mirror had previously accounted for as a discontinued operation. Accordingly, Jeppesen, Magazines and AchieveGlobal were classified as assets held for sale and their operating results were excluded from the consolidated statements of income. On Oct. 4, 2000, Jeppesen was sold to The Boeing Company for $1.5 billion in cash. On Oct. 31, 2000, AchieveGlobal was sold to the Institute for International Research for approximately $100 million in cash, and on Dec. 4, 2000, Times Mirror Magazines was sold to Time, Inc. for $475 million in cash. Approximately $35 million of interest expense was allocated to assets held for sale during 2000.

        Because the Times Mirror acquisition did not involve the transfer of any broadcast station licenses, approval of the Federal Communications Commission ("FCC") was not required to complete the transaction. Under the FCC's current television/newspaper cross-ownership rule, companies are generally prohibited from owning both a newspaper and a broadcast license in the same market. The FCC's policy provides, however, that newly created television/newspaper combinations may be held until the next license renewal. License renewals for Tribune television properties affected by the Times Mirror acquisition are in years 2006 (KTLA-Los Angeles and WTIC-Hartford) and 2007 (WPIX-New

York). In September 2001, the FCC initiated a rulemaking proceeding addressing the cross-ownership rule. Public comments were filed in December 2001 and FCC action is expected in the second half of 2002. If the cross-ownership rule is not modified at that time or relief is not granted by the time the licenses are due for renewal, a waiver will be needed to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, Hartford and New York markets. The Company cannot predict the outcome of the FCC cross-ownership rule review.

OTHER ACQUISITIONS

        The Company completed other acquisitions totaling approximately $299 million in 2001, $214 million in 2000 and $558 million in 1999 for cash and other consideration, including, in 1999, the value of a television station that was divested in an exchange transaction. These acquisitions were accounted for as purchases. Accordingly, the results of these operations are included in the consolidated statements of income since their respective dates of acquisition. None of these acquisitions were material to the Company's consolidated financial statements.

        On Feb. 3, 2000, the Company acquired the remaining interest in Qwest Broadcasting, LLC ("Qwest"), which owned television stations WATL-Atlanta and WNOL-New Orleans, for $107 million in cash and the conversion of notes and debt. The Company had owned a 33% equity interest and convertible debt in Qwest since it was formed in 1995. The FCC's rule changes in August 1999 permit Tribune to own both WNOL and the Company's WGNO-New Orleans television station.

        In March 1999, the Company acquired the assets of television station KCPQ-Seattle, with a fair value of approximately $380 million, in exchange for its WGNX-Atlanta television station and cash.

RESTRUCTURING CHARGES

        During the 2001 second quarter, the Company announced a voluntary retirement program ("VRP"), which was offered to selected employees who were at least 50 years old and met certain other eligibility requirements. The Company implemented this program as well as various other cost reduction initiatives throughout the last three quarters of 2001. Approximately 1,700 full-time equivalent employees are being eliminated as a result of the various initiatives.

        In 2001, the Company recorded pretax restructuring charges of $152 million ($92 million after-taxes, or $.29 per diluted share) for these initiatives. Pretax restructuring charges of $140 million were recorded at the publishing segment, $7 million at the broadcasting and entertainment segment, $3 million at the interactive segment and $2 million at corporate during 2001. These restructuring charges are presented as a separate line item in the consolidated statement of income. As a result of the VRP and other cost reduction initiatives, the Company expects annual pretax savings, principally in compensation expense, of approximately $60 million. Savings began in the fourth quarter of 2001 and are expected to be fully realized in fiscal year 2002.

        Accruals for the restructuring charges are included in "other current liabilities" on the consolidated balance sheet and amounted to $21 million at Dec. 30, 2001. The accruals primarily consist of costs related to severance and lease termination costs. The accruals will be paid within the next year. The enhanced early retirement pension costs will be funded primarily through excess pension plan assets.

        A summary of the significant components of the pretax restructuring charges for the year ended Dec. 30, 2001, is as follows (in millions):

	Publishing	Broadcasting	Interactive	Corporate	Total
Severance costs	$27.1	$2.5	$1.5	$0.4	$31.5
Enhanced early retirement pension costs	77.4	1.5	0.6	—	79.5
Enhanced retiree medical benefit costs	12.1	0.1	—	—	12.2
Asset disposals	7.0	1.4	0.5	0.4	9.3
Lease termination costs	7.3	—	—	—	7.3
Other costs	9.5	1.1	0.3	1.2	12.1

Total	$140.4	$6.6	$2.9	$2.0	$151.9

        A summary of the activity with respect to the 2001 restructuring accrual is as follows (in millions):

Restructuring accrual at Dec. 31, 2000	$—
Restructuring charges(1)	50.7
Payments	(29.7)

Restructuring accrual at Dec. 30, 2001	$21.0

(1)
Represents severance costs, lease termination and certain other costs included in the restructuring accrual.

DISCONTINUED OPERATIONS

        On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies for approximately $686 million, including a related tax benefit of $22 million. The Company received $642 million in cash in the third quarter of 2000, and the remaining proceeds were received in January 2001. In the second quarter of 2000, Tribune recorded a one-time, after-tax loss on the sale of approximately $96 million. The accompanying consolidated financial statements reflect the education segment as discontinued operations for all periods presented. Discontinued operations are summarized as follows (in millions):

	2001	2000	1999
Income from operations, net of tax	$—	$10	$22
Loss on disposal, net of tax benefit of $22 million and income during the holding period	—	(96)	—

Income (loss) from discontinued operations, net of tax	$—	$(86)	$22

        The education segment reported operating revenues of $170 million for the first half of 2000 and $340 million for fiscal year 1999.

NON-OPERATING ITEMS

        Fiscal years 2001, 2000 and 1999 included several non-operating items. Non-operating items for 2001 are summarized as follows (in millions, except per share data):

	Shares Sold	Proceeds	Pretax Gain (Loss)	Diluted EPS
Loss on change in fair values of derivatives and related investments		$—	$(7)	$(.01)
Gain on sale of AOL Time Warner common stock	2.2	75	75.14
Gain on sale of other investments		25	3.01
Loss on investment write-downs		—	(146)	(.29)

Total non-operating items		$100	$(75)	$(.15)

        In 2001, the Company recorded a $7 million pretax loss on the change in fair values of its derivatives and related investments. This loss resulted primarily from a $27 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $24 million decrease in the fair value of the derivative component of the Company's Exchangeable Subordinated Debentures due 2029 ("PHONES"). Also in 2001, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write-downs totaled $146 million and included investments accounted for under the equity method. The Company also sold 2.2 million shares of AOL Time Warner common stock and other investments during the year.

        Non-operating items for 2000 are summarized as follows (in millions, except per share data):

	Shares Sold	Proceeds	Pretax Gain (Loss)	Diluted EPS
Loss on change in fair values of derivatives and related investments		$—	$(101)	$(.20)
Gain on sale of Digital City and other investment		63	47.10
Gain on sale of AOL common stock	.3	17	13.03
Loss on investment write-downs		—	(108)	(.24)

Total non-operating items		$80	$(149)	$(.31)

        In 2000, the Company recorded a $101 million pretax loss on the change in fair values of its derivatives and related investments. This loss resulted primarily from a $747 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $636 million decrease in the fair value of the derivative component of the Company's PHONES. Also in 2000, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write-downs totaled $108 million. The Company also sold its Digital City investment and shares of America Online ("AOL") common stock. AOL and Time Warner, Inc. merged in January 2001 and became AOL Time Warner.

        Non-operating items for 1999 are summarized as follows (in millions, except per share data):

	Shares Sold	Proceeds	Pretax Gain	Diluted EPS
Gain on change in fair values of derivatives and related investments		$—	$216	$	..50
Gain on reclassification of investments		—	1,096		2.55
Gain on sale of WGNX subsidiary		—	348.80
Gain on sale of AOL common stock	2.0	95	95.23
Gain on sale of other investment		4	2		—

Total non-operating items		$99	$1,757		$4.08

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

        With the adoption of FAS 133 in the second quarter of 1999, the 16.0 million shares of AOL common stock and the 5.5 million shares of Mattel common stock related to the Company's PHONES and DECS, respectively, were reclassified from available-for-sale to trading securities. As a result of this change in classification, the Company was required, under the provisions of Statement of Financial Accounting Standards ("FAS") No. 115 "Accounting for Certain Investments in Debt and Equity Securities" to recognize pretax gains totaling approximately $1.1 billion in its second quarter 1999 statement of income. These gains represented the unrealized market appreciation on these investments through the end of the 1999 first quarter. The second quarter of 1999 also included a $3 million after-tax loss, or $.01 per diluted share, representing the cumulative effect of adopting FAS 133 as of the beginning of the second quarter. This cumulative effect resulted from adjusting the Company's derivatives to their fair values as of March 28, 1999.

        On March 1, 1999, the Company exchanged its WGNX-Atlanta television station and cash for the assets of television station KCPQ-Seattle. The divestiture of WGNX was accounted for as a sale, and the acquisition of KCPQ was recorded as a purchase. The Company recorded the assets of KCPQ at fair market value and recognized a pretax gain of $348 million on the WGNX divestiture. Also in 1999, the Company sold certain investments.

NEW ACCOUNTING STANDARDS

        In June 2001, the Financial Accounting Standards Board issued FAS No. 142, "Goodwill and Other Intangible Assets." FAS 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets ceases beginning in fiscal year 2002. The Company anticipates that the adoption of this standard will substantially reduce the amount of amortization expense related to intangible assets, including goodwill. On an annual basis, the Company expects that amortization expense will be reduced from $241 million in 2001 to approximately $10 million in 2002. In addition, equity losses are expected to decrease by approximately $11 million from the 2001 level due to the adoption of this new standard by the Company's equity method investees. In total, diluted EPS is expected to increase by approximately $0.60 in 2002 due to the reduction in amortization expense and equity losses. The provisions of FAS 142 that pertain to impairment of intangible assets will supercede the current impairment related provisions included in FAS 121, beginning in fiscal year 2002. Under FAS 142, the impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values, instead of projected future undiscounted cash flows. As a result of initially applying the new impairment provisions of FAS 142, the Company expects to record a pretax charge of approximately $270 million ($165 million after taxes, or $0.50 per diluted share) in the first quarter of 2002. The charge relates to certain of the Company's newspaper mastheads, television network affiliation agreements and FCC licenses, and will be presented as the cumulative effect of a change in accounting principle in the Company's first quarter 2002 consolidated financial statements.

        In October 2001, the Financial Accounting Standards Board finalized FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 retains the fundamental provisions of FAS 121 and extends the requirements for reporting discontinued operations to individual business units.

OTHER DEVELOPMENTS

        On Dec. 26, 2001, Tribune signed a contract with Entercom Communications Corp. ("Entercom") to manage Tribune's three Denver radio stations, KOSI-FM, KKHK-FM and KEZW-AM. On Feb. 1, 2002, under the agreement, Entercom began managing the stations for up to three years, after which Entercom will have the right to purchase the stations for $180 million. During the term of the contract, the Company will seek to identify television assets for possible acquisition through an exchange transaction. The results of the three Denver stations are included in the consolidated financial statements for all periods presented.

RESULTS OF OPERATIONS

        The Company's fiscal year ends on the last Sunday in December. Fiscal year 2001 and 1999 comprised 52 weeks. Fiscal year 2000 comprised 53 weeks. The effect of the additional week in 2000 on the comparative financial statements taken as a whole is not significant.

        Tribune has consolidated Times Mirror's results since the cash tender offer closed on April 17, 2000. Tribune owned 39.4% of Times Mirror from April 17 until June 11, 2000. On June 12, 2000 the merger of the two companies was completed, resulting in Tribune owning 100% of Times Mirror. Minority interest expense in 2000 reflects the 60.6% of Times Mirror not owned by Tribune from April 17 through June 11, 2000.

        On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies. The accompanying consolidated financial statements reflect the education segment as discontinued operations for all periods presented. The following discussion presents results from continuing operations.

Consolidated

        The Company's consolidated operating results for 2001, 2000 and 1999 are shown in the table below. Times Mirror operating results are included beginning on April 17, 2000.

				Change
(In millions, except per share data)	2001	2000	1999	01-00		00-99
Operating revenues	$5,253	$4,951	$2,923	+	6%	+	69%
Operating profit excluding restructuring charges	802	1,033	733	-	22%	+	41%
Restructuring charges	(152)	—	—		*		—

Operating profit	650	1,033	733	-	37%	+	41%
Non-operating items, net of tax and minority interest	(46)	(93)	1,068	-	51%		*
Net income:
Continuing operations before cumulative effect of accounting change:
Excluding restructuring charges and non-operating items	$249	$403	$382	-	38%	+	6%

Including restructuring charges and non-operating items	111	310	1,450	-	64%	-	79%
Discontinued operations	—	(86)	22	-	100%		*
Cumulative effect of accounting change, net	—	—	(3)		—	-	100%

Net income	$111	$224	$1,469	-	50%	-	85%

Diluted earnings per share:
Continuing operations before cumulative effect of accounting change:
Excluding restructuring charges and non-operating items	$.72	$1.30	$1.41	-	45%	-	8%

Including restructuring charges and non-operating items	.28	.99	5.49	-	72%	-	82%
Discontinued operations	—	(.29)	.08	-	100%		*
Cumulative effect of accounting change, net	—	—	(.01)		—	-	100%

Net income	$.28	$.70	$5.56	-	60%	-	87%

*
Not meaningful

Earnings Per Share ("EPS")—Diluted EPS in 2001 was $.28, down 60% from $.70 in 2000. Excluding non-operating items in both years and the restructuring charges in 2001, diluted EPS from continuing operations in 2001 was $.72, down 45% from $1.30 in 2000. This decline resulted from operating profit shortfalls at publishing and broadcasting, partially offset by improvements at interactive and lower corporate expenses. Excluding non-operating items in both years and the cumulative effect of accounting change in 1999, diluted EPS from continuing operations in 2000 was $1.30, down 8% from $1.41 in 1999. The decrease resulted from dilution of $.27 per share from the acquisition of Times Mirror. In the aggregate, non-operating items decreased diluted EPS by $.15 in 2001 and $.31 in 2000 and increased diluted EPS by $4.08 in 1999. Restructuring charges decreased diluted EPS by $.29 in 2001. Weighted average common shares outstanding increased 10% in 2001 and 15% in 2000, mainly due to the Times Mirror acquisition.

Operating Revenues and Profit—Consolidated operating revenues, EBITDA and operating profit by business segment were as follows:

				Change
(In millions)	2001	2000	1999	01-00		00-99
Operating revenues
Publishing	$3,844	$3,443	$1,600	+	12%	+	115%
Broadcasting and Entertainment	1,350	1,466	1,302	-	8%	+	13%
Interactive	59	42	21	+	42%	+	99%

Total operating revenues	$5,253	$4,951	$2,923	+	6%	+	69%

EBITDA(1)
Publishing	$851	$943	$513	-	10%	+	84%
Broadcasting and Entertainment	452	564	480	-	20%	+	18%
Interactive	(20)	(44)	(29)	+	55%	-	54%
Corporate expenses	(39)	(59)	(37)	+	34%	-	61%

Total before restructuring charges	1,244	1,404	927	-	11%	+	51%
Restructuring charges	(143)	—	—		*		—

Total EBITDA	$1,101	$1,404	$927	-	22%	+	51%

Operating profit
Publishing	$543	$701	$427	-	23%	+	64%
Broadcasting and Entertainment	333	449	378	-	26%	+	19%
Interactive	(32)	(53)	(32)	+	39%	-	63%
Corporate expenses	(42)	(64)	(40)	+	35%	-	63%

Total before restructuring charges	802	1,033	733	-	22%	+	41%
Restructuring charges	(152)	—	—		*		—

Total operating profit	$650	$1,033	$733	-	37%	+	41%

(1)
EBITDA is defined as earnings before interest, taxes, depreciation, amortization, equity results, non-operating items and minority interest. The Company has presented EBITDA because it is a common alternative measure of performance. The Company's definition of EBITDA may not be consistent with that of other companies. EBITDA does not represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

*
Not meaningful

        Consolidated operating revenues increased 6%, or $302 million, in 2001, primarily due to the full-year effect of the Times Mirror acquisition. Excluding Times Mirror, revenues declined 8%, or $246 million. Excluding all acquisitions and divestitures that affect comparability in the period presented ("on a comparable basis"), revenues were down 9% in 2001, primarily as a result of advertising revenue declines and soft market conditions. Consolidated operating revenues increased 69%, or $2 billion, in 2000, mainly due to the Times Mirror acquisition. Excluding Times Mirror, revenues increased 7% in 2000. On a comparable basis, revenues rose 5% in 2000 due to improvements at all three segments.

        Consolidated operating profit decreased 37%, or $383 million in 2001. Consolidated operating profit, before restructuring charges, decreased 22%, or $231 million, in 2001 due to declines in publishing and broadcasting and entertainment, partially offset by improvements at interactive and lower corporate expenses. Publishing operating profit, before restructuring charges, fell 23% in 2001 primarily due to advertising revenue declines at the newspapers, partially offset by the full-year effect of the Times Mirror acquisition. Excluding Times Mirror and restructuring charges, publishing operating profit was down 30%. Broadcasting and entertainment operating profit, excluding restructuring charges, was down 26% in 2001 mainly due to a decline in television revenue as a result of soft market conditions, partially offset by a decrease in television operating expenses. Interactive operating losses, before restructuring charges, decreased 39% due to continued cost cutting initiatives and increased classified revenues.

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

        Consolidated EBITDA decreased 22%, or $303 million in 2001. Consolidated EBITDA, before restructuring charges, fell 11%, or $160 million in 2001 primarily due to declines in publishing and broadcasting and entertainment. On a comparable basis, EBITDA decreased 26% in 2001. Consolidated EBITDA grew 51%, or $477 million, in 2000 compared with 1999. The increase was principally the result of the Times Mirror acquisition. On a comparable basis, EBITDA in 2000 increased 5% over the prior year, primarily due to improvements in broadcasting and entertainment offset by higher losses from interactive.

Operating Expenses—Consolidated operating expenses were as follows:

				Change
(In millions)	2001	2000	1999	01-00		00-99
Cost of sales	$2,639	$2,319	$1,329	+	14%	+	74%
Selling, general and administrative	1,371	1,228	667	+	12%	+	84%
Depreciation	200	192	123	+	5%	+	56%
Amortization of intangible assets	241	179	72	+	35%	+	149%
Restructuring charges	152	—	—		*		—

Total operating expenses	$4,603	$3,918	$2,191	+	17%	+	79%

*
Not meaningful

        Cost of sales increased 14%, or $320 million, in 2001 principally due to the full-year effect of the Times Mirror acquisition and other acquisitions. On a comparable basis, cost of sales increased $3 million in 2001. The growth was mainly due to increased compensation expense and higher broadcast rights amortization, partially offset by a decline in newsprint and ink expense. On a comparable basis, compensation expense increased 1%, or $7 million. Excluding Times Mirror, newsprint and ink expense was down 4%, or $7 million, as average newsprint prices increased 6% while consumption was down 10%. Broadcast rights amortization costs increased 1%, or $2 million, in 2001.

        Cost of sales increased 74%, or $990 million, in 2000 principally due to the Times Mirror merger and other acquisitions. On a comparable basis, cost of sales increased 4%, or $51 million, in 2000. The growth was due to increased expenses for compensation, television news production costs, newsprint and amortization of broadcast rights. On a comparable basis, compensation expense increased 4%, or $17 million. Television news production costs were up 22%, or $17 million, from the launch of one prime-time and four morning news programs. Excluding Times Mirror, newsprint expense increased 5%, or $11 million, due to a 5% increase in average newsprint prices and a 1% increase in consumption. Broadcast rights amortization was up 2%, or $5 million.

        Selling, general and administrative ("SG&A") expense increased 12%, or $143 million, in 2001 as a result of the full-year effect of the Times Mirror acquisition and other acquisitions. On a comparable basis, SG&A expense for 2001 decreased 6%, or $42 million. On a comparable basis, general and administrative expense decreased 17%, or $16 million; sales and promotion costs were down $11 million; and compensation expense declined $6 million in 2001.

        SG&A expense increased 84%, or $561 million, in 2000 resulting from the Times Mirror acquisition and other acquisitions. On a comparable basis, SG&A expense for 2000 increased 6%, or $36 million, mainly due to increased expenses for compensation, sales and promotion, and circulation expenses, partially offset by lower Year 2000 compliance expenses. On a comparable basis, compensation expense increased 5%, or $16 million; sales and promotion costs grew $6 million at the Company's television stations and newspapers; and circulation expenses increased 4%, or $5 million, as a result of increased delivery of other publications. Year 2000 compliance expenses declined $8 million in 2000.

        The increase in depreciation and amortization of intangible assets in both 2001 and 2000 reflects acquisitions and capital expenditures.

        The Company incurred pretax restructuring charges of $152 million during 2001 (see discussion in "Restructuring Charges" section above).

Publishing

Operating Revenues and Profit—In 2001, publishing contributed 73% of the Company's revenues and, before restructuring, 68% of its operating profits. Daily newspaper revenue is derived principally from advertising and circulation sales, which accounted for 77% and 17%, respectively, of the total publishing segment's revenues. Advertising revenue is comprised of three basic categories: retail, national and classified. Newspaper advertising volume is categorized as either full run linage, part run linage or preprint pieces. Circulation revenue results from the sale of newspapers. Other publications/services revenue accounted for 6% of the segment's total revenues and includes syndication of editorial products, advertising placement services, direct mail operations, cable television news programming, distribution of entertainment listings and other publishing-related activities.

        Explanations of certain categories used in this discussion are as follows:

Retail	Display advertising from local retailers, such as department stores
National	Display advertising by national advertisers that promote products or brand names on a nation wide basis
Classified	Local advertising listed together and organized by type (including help wanted, real estate and automotive) and display advertisements in these same categories
Full run inches	Advertising appearing in all editions of a newspaper
Part run inches	Advertising appearing in only select editions or zones of a newspaper's market
Preprint pieces	Advertising supplements prepared by advertisers and inserted into a newspaper

        The table below presents publishing operating revenues, EBITDA and operating profit. Times Mirror operating results are included beginning on April 17, 2000.

				Change
(In millions)	2001	2000	1999	01-00		00-99
Operating revenues	$3,844	$3,443	$1,600	+	12%	+	115%
EBITDA before restructuring charges	$851	$943	$513	-	10%	+	84%
Restructuring charges	(134)	—	—		*		—

EBITDA	$717	$943	$513	-	24%	+	84%

Operating profit before restructuring charges	$543	$701	$427	-	23%	+	64%
Restructuring charges	(140)	—	—		*		—

Operating profit	$403	$701	$427	-	43%	+	64%

*
Not meaningful

        The table below presents publishing operating revenues, EBITDA and operating profit assuming the acquisition of Times Mirror had occurred as of the beginning of 2000 ("on a pro forma basis").

(In millions)	Actual 2001	Pro Forma 2000	Change
Operating revenues	$3,844	$4,203	-	9%
EBITDA before restructuring charges	$851	$1,146	-	26%
Restructuring charges	(134)	—		*

EBITDA	$717	$1,146	-	37%

Operating profit before restructuring charges	$543	$822	-	34%
Restructuring charges	(140)	—		*

Operating profit	$403	$822	-	51%

*
Not meaningful

        In 2001, publishing operating revenues were up 12%, or $401 million, compared with 2000 primarily due to the full-year effect of the Times Mirror acquisition, partially offset by a decline in total advertising revenues. Assuming that the acquisition of Times Mirror had occurred as of the beginning of 2000 ("on a pro forma basis"), publishing revenues were down 9%, or $359 million. On a pro forma basis, advertising revenues fell 11% in 2001. In 2000, publishing operating revenues increased 115%, or $1.8 billion, principally due to the acquisition of Times Mirror and higher national, retail and classified advertising revenues. In 2000, excluding Times Mirror, publishing revenues were up 3%, or $47 million, with advertising revenues improving 3% for the year.

        Operating profit fell 43%, or $298 million in 2001. Operating profit, before restructuring charges, declined 23%, or $158 million, in 2001 over 2000. Excluding Times Mirror and restructuring charges in 2001, operating profit was down 30%, or $130 million. On a pro forma basis, operating profit decreased 34%, or $279 million, in 2001 primarily as a result of declines in advertising revenue. Operating profit in 2000 increased 64%, or $274 million, due to the acquisition of Times Mirror. On a comparable basis, publishing operating profit was flat in 2000 as higher revenues were offset by increased expenses for compensation, newsprint, circulation and promotion costs.

        Total publishing operating revenues, by classification, were as follows (in millions):

				Change
	Actual 2001	Actual 2000	Actual 1999
				01-00		00-99
Advertising
Retail	$1,230	$1,115	$472	+	10%	+	136%
National	675	595	240	+	14%	+	148%
Classified	1,042	1,027	514	+	1%	+	100%

Total advertising	2,947	2,737	1,226	+	8%	+	123%
Circulation	662	531	241	+	25%	+	120%
Other	235	175	133	+	35%	+	32%

Total operating revenues	$3,844	$3,443	$1,600	+	12%	+	115%

        On a pro forma basis, total publishing operating revenues, by classification for 2001 and 2000, were as follows (in millions):

	Actual 2001	Pro Forma 2000	Change
Advertising
Retail	$1,230	$1,306	-	6%
National	675	753	-	10%
Classified	1,042	1,271	-	18%

Total advertising revenues	$2,947	$3,330	-	11%
Circulation	662	656	+	1%
Other	235	217	+	8%

Total operating revenues	$3,844	$4,203	-	9%

Advertising revenue and linage—In 2001, on a pro forma basis, retail advertising revenues declined 6% mainly due to lower department store, electronics and healthcare advertising. These declines were partially offset by higher food and drug advertising and furniture/home furnishings advertising. On the same basis, national advertising was down 10% mainly due to declines in high-tech, financial, movies/entertainment/amusements, and travel/resorts advertising, partially offset by higher auto manufacturers advertising. Classified advertising revenues fell 18% primarily due to a 36% decrease in help wanted revenues and 3% decrease in auto advertising, partially offset by a 7% increase in real estate advertising.

        In 2000, excluding Times Mirror, advertising revenues increased 3% to $1.3 billion. National advertising grew 8% mainly due to increased high-tech and financial advertising in Chicago, Fort Lauderdale and Orlando and higher resorts and media advertising in Chicago. Retail advertising revenues increased 3% mainly as a result of higher food and drug advertising in Chicago. Classified advertising revenues increased 2% as decreases in help wanted revenues in Chicago and Orlando were offset by higher automotive advertising in Orlando and Fort Lauderdale and increased real estate advertising in Chicago and Orlando.

        Advertising linage for 2001, 2000 and 1999 was as follows:

				Change
	Actual 2001	Actual 2000	Actual 1999
(In thousands)				01-00		00-99
Full run inches
Retail	6,600	6,422	3,215	+	3%	+	100%
National	3,324	2,822	1,352	+	18%	+	109%
Classified	10,502	9,882	6,627	+	6%	+	49%

Total full run	20,426	19,126	11,194	+	7%	+	71%
Part run inches	18,467	16,613	9,797	+	11%	+	70%

Total inches	38,893	35,739	20,991	+	9%	+	70%

Preprint pieces (in millions)	10,130	8,344	4,183	+	21%	+	99%

        On a pro forma basis, 2001 and 2000 advertising linage was as follows:

(In thousands)	Actual 2001	Pro Forma 2000	Change
Full run inches
Retail	6,600	7,161	- 8%
National	3,324	3,962	-16%
Classified	10,502	11,297	- 7%

Total full run	20,426	22,420	- 9%
Part run inches	18,467	19,311	- 4%

Total inches	38,893	41,731	- 7%

Preprint pieces (in millions)	10,130	9,959	+ 2%

        In 2001, full run and part run linage trends are consistent with the Company's revenue trends. On a pro forma basis, full run advertising linage decreased mainly due to lower advertising at all of the Company's newspapers. On a pro forma basis, preprint advertising pieces were up 2% in 2001 primarily due to a 38% increase in Los Angeles.

        In 2000, excluding Times Mirror, full run advertising linage improved 1%, mainly due to an 8% increase in national advertising. Full run classified advertising inches were up 2% in 2000, while full run retail linage declined 5% in 2000. Preprint advertising pieces were up 9% in 2000 with all four newspapers reporting gains over 1999.

Circulation revenues—On a pro forma basis, circulation revenues increased 1% in 2001 as lower daily and Sunday copy sales were offset by a price increase in Los Angeles. Pro forma total average daily circulation decreased 4% in 2001 to 3,458,000 from 3,599,000 copies in 2000, and pro forma total average Sunday circulation declined 1% to 4,896,000 from 4,920,000 in 2000. In 2000, excluding Times Mirror, circulation revenues declined 1% from lower daily and Sunday copy sales. Excluding Times Mirror, total average daily circulation decreased 1% in 2000 to 1,233,000 from 1,245,000 copies in 1999, and total average Sunday circulation declined 1% to 1,880,000 from 1,881,000 in 1999.

Other revenues—Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. On a pro forma basis, other revenues increased 8%, or $18 million, in 2001 primarily due to acquisitions. Excluding the acquisitions of TV Data and The Virginia Gazette, other revenues, on a pro forma basis, decreased 2%, or $4 million, in 2001 compared with 2000. In 2000, excluding Times Mirror, other revenues increased 7% as a result of higher revenues from delivery of other publications, direct mail, commercial printing operations and entertainment listings.

Operating Expenses—Publishing operating expenses, excluding restructuring charges, increased 20%, or $558 million, in 2001 primarily due to the full-year effect of the Times Mirror acquisition. On a pro forma basis, operating expenses declined 2%, or $80 million, resulting mainly from lower costs for newsprint and ink, depreciation, amortization and compensation expenses. On a pro forma basis, newsprint and ink expense was down 5%, or $31 million, as average newsprint prices increased 3% and consumption declined 8%; compensation was down 2%, or $22 million; and depreciation and amortization expense declined 5%, or $16 million. Publishing reported restructuring charges of $140 million in 2001 (see discussion in "Restructuring Charges" section above).

        In 2000, publishing operating expenses increased 134%, or $1.6 billion, primarily due to the acquisition of Times Mirror. Excluding Times Mirror, operating expenses rose 4%, or $46 million, resulting mainly from higher costs for compensation, newsprint and ink, circulation and promotion, partially offset by lower Year 2000 compliance expenses. Excluding Times Mirror, compensation expense rose 4%, or $20 million, in 2000; newsprint and ink expenses grew 5%, or $11 million, as average newsprint prices increased 5% and consumption rose 1%; and circulation and promotion expenses grew 4%, or $6 million. Year 2000 compliance costs decreased $6 million in 2000.

Broadcasting and Entertainment

Operating Revenues and Profit—The following table presents broadcasting and entertainment operating revenues, EBITDA and operating profit for television, radio and entertainment/other. The Company's broadcasting operations at the end of 2001 included 23 television stations. Entertainment/other includes Tribune Entertainment and the Chicago Cubs.

				Change
(In millions)	2001	2000	1999	01-00		00-99
Operating revenues
Television	$1,130	$1,259	$1,110	-	10%	+	13%
Radio	56	58	53	-	4%	+	9%
Entertainment/other	164	149	139	+	10%	+	7%

Total operating revenues	$1,350	$1,466	$1,302	-	8%	+	13%

EBITDA before restructuring charges
Television	$426	$534	$459	-	20%	+	16%
Radio	22	22	18	-	1%	+	29%
Entertainment/other	4	8	3	-	51%	+	149%

Total EBITDA before restructuring charges	452	564	480	-	20%	+	18%
Restructuring charges	(5)	—	—		*		—

Total EBITDA	$447	$564	$480	-	21%	+	18%

Operating profit before restructuring charges
Television	$312	$424	$363	-	26%	+	17%
Radio	21	21	16	-	1%	+	34%
Entertainment/other	—	4	(1)	-	95%		*

Total operating profit before restructuring charges	333	449	378	-	26%	+	19%
Restructuring charges	(6)	—	—		*		—

Total operating profit	$327	$449	$378	-	27%	+	19%

*
Not meaningful

        Broadcasting and entertainment revenues fell 8%, or $116 million, in 2001 due mainly to lower television revenues. Television revenues decreased 10%, or $129 million, primarily due to soft market conditions and the impact of the events of September 11th, which caused a loss in advertising revenues due to pre-emptions and cancellations. These declines were partially offset by higher copyright royalties and acquisitions. Television copyright royalties were $30 million in 2001 compared with $12 million in 2000. These royalties resulted from payments by cable systems and satellite carriers for television signals they deliver to subscribers outside the stations' local markets. Excluding acquisitions ("on a same station basis"), television revenues were down 12% due to declines at all of the stations. Excluding the impact of acquisitions and copyright royalties, television revenues fell 13% in 2001 as compared with 2000. Radio revenues decreased 4% in 2001 due to declines at stations in Chicago and Denver. Entertainment/other revenues rose 10% in 2001 due to higher Cubs revenues and higher syndicated revenues from the show "Gene Roddenberry's Andromeda."

        Broadcasting and entertainment revenues rose 13%, or $164 million, in 2000 due mainly to higher television revenues. Television revenues rose 13%, or $149 million, primarily due to the acquisition of stations in Atlanta and New Orleans (February 2000), Washington, D.C. (November 1999), Albany (September 1999) and KCPQ-Seattle (acquired in exchange for WGNX-Atlanta in March 1999); and improved performances at The WB Network ("WB") affiliated stations and at WGN Superstation. Television revenues also increased due to copyright royalties of $12 million in 2000, compared with $5 million in 1999. On a same station basis, television revenues were up 6% primarily due to improvements at the Company's WB affiliates, led by the stations in Los Angeles, New York, Dallas and Philadelphia and the WGN Superstation. Radio revenues increased 9% in 2000 due to gains at the stations in Chicago and Denver. Entertainment/other revenues rose 7% in 2000 due to higher Cubs revenues and advertising revenues for certain syndicated shows.

        Operating profit for broadcasting and entertainment decreased 27%, or $122 million, in 2001. Operating profit for broadcasting and entertainment, excluding restructuring charges, was down 26%, or $116 million, in 2001 primarily due to revenue declines in television. Television operating profit decreased 26%, or $112 million, as a result of soft advertising conditions and the impact of the events of September 11th. On a same station basis, television operating profit decreased 29%, or $116 million, in 2001 compared with 2000.

        Operating profit for broadcasting and entertainment was up 19% to $449 million in 2000, primarily due to gains in television. Television operating profit increased 17%, or $61 million, mainly from the acquisitions noted above, and improvements at WB affiliates, led by the stations in Los Angeles, Dallas, New York and Chicago and the WGN Superstation. On a same station basis, television operating profit increased 14%.

Operating Expenses—Broadcasting and entertainment operating expenses, excluding restructuring charges, were flat in 2001 compared with 2000 mainly due to a decrease in television expenses offset by higher Cubs players' salaries and acquisitions. On a comparable basis, broadcasting and entertainment operating expenses were down 1%, or $12 million, due primarily to decreased television news, sales and promotion costs, partially offset by higher compensation costs. On a comparable basis, television news, sales and promotion costs fell 13%, or $13 million; compensation costs grew 1%, or $4 million; broadcast rights amortization increased 1%, or $2 million; and other programming costs decreased 6%, or $2 million. Broadcasting and entertainment reported $6 million in restructuring charges in 2001 (see discussion in "Restructuring Charges" section above).

        Broadcasting and entertainment operating expenses increased 10%, or $92 million, in 2000 mainly due to the television station acquisitions, partially offset by the sale of WGNX-Atlanta. On a comparable basis, broadcasting and entertainment operating expenses were up 3%, or $28 million, due to increased compensation costs, higher broadcast rights amortization and higher television news, sales and promotion costs from the launch of one prime-time and four morning news programs. On a comparable basis, compensation costs grew 4%, or $11 million. Broadcast rights amortization increased 2%, or $5 million. Television news, sales and promotion costs increased 14%, or $11 million, in 2000.

Interactive

Operating Revenues and Profit—The following table presents interactive operating revenues, EBITDA and operating loss. Times Mirror operating results are included beginning April 17, 2000.

				Change
(In millions)	2001	2000	1999	01-00		00-99
Operating revenues	$59	$42	$21	+	42%	+	99%
EBITDA before restructuring charges	$(20)	$(44)	$(29)	+	55%	-	54%
Restructuring charges	(2)	—	—		*		—

EBITDA	$(22)	$(44)	$(29)	+	51%	-	54%

Operating loss before restructuring charges	$(32)	$(53)	$(32)	+	39%	-	63%
Restructuring charges	(3)	—	—		*		—

Operating loss	$(35)	$(53)	$(32)	+	33%	-	63%

*
Not meaningful

        The interactive segment's revenues are derived primarily from advertising sales. Banner and sponsorship advertising is sold to local and national customers. Classified advertising revenues are mainly derived from two sources: the sale of online classified advertising in conjunction with print advertising in the Company's daily newspapers and selling online-only classified products.

        Interactive operating revenues increased 42% to $59 million in 2001 compared with 2000 primarily as a result of the full-year effect of the Times Mirror acquisition. Assuming that the acquisition of Times Mirror occurred at the beginning of 2000 ("on a pro forma basis"), interactive revenues were up 24%, or $11 million, due to higher classified revenues for recruitment, auto and real estate. Interactive operating revenues in 2000 grew 99% to $42 million. Excluding Times Mirror and 1999 revenues related to AOL/Digital City royalties and thepavement.com, 2000 revenues increased 40% due to higher classified and banner and sponsorship revenues. As of the fourth quarter 1999, interactive stopped recording AOL/Digital City royalties as a result of Tribune's sale of its interest in Digital City to AOL in 2000. Thepavement.com was sold to BrassRing in September 1999.

        Operating loss for 2001 fell 33% to $35 million compared with $53 million in 2000. Operating loss for 2001, excluding restructuring charges, decreased 39% to $32 million compared with $53 million in 2000 as a result of higher revenues and continued cost control initiatives. On a pro forma basis, before restructuring charges, operating loss decreased 45% to $32 million as compared to $59 million as a result of higher revenues and continued cost initiatives. Interactive's 2000 operating loss increased 63% to $53 million due to losses from the newly acquired Times Mirror operations and increased development spending, partially offset by higher revenues and cost control initiatives.

Operating Expenses—Interactive operating expenses include compensation, affiliate fees, promotion, outside services, amortization and depreciation. Interactive operating expenses, excluding restructuring charges, were down 3%, or $3 million, in 2001 as a result of continued cost control initiatives, including the shutdown of the former Times Mirror Central Office. On a pro forma basis, before restructuring charges, operating expenses were down 14%, or $15 million, in 2001 primarily due to lower compensation, outside services and promotion expenses. On a pro forma basis, outside services expense was down 61%, or $7 million; compensation expense decreased 9%, or $4 million and promotion expense declined 12%, or $1 million. Interactive incurred $3 million in restructuring charges in 2001 (see discussion in "Restructuring Charges" section above).

        Interactive operating expenses were up 77%, or $41 million, in 2000 primarily due to the expenses of the newly acquired Times Mirror operations. In 2000, compensation expense increased $17 million, promotion expenses grew $5 million and affiliate fees rose $6 million from 1999.

Equity Results

				Change
(In millions)	2001	2000	1999	01-00	00-99
Net loss on equity investments	$(61)	$(79)	$(40)	-23%	+98%

        Net loss on equity investments relates primarily to the Company's interests in various Internet-related investments and The WB Network. Net loss on equity investments decreased 23% to $61 million in 2001 from $79 million in 2000 due to improvements at Classified Ventures, The WB Network and BrassRing, partially offset by higher losses at CareerBuilder. In November 2001, CareerBuilder acquired Headhunter.net for approximately $200 million. The Company and Knight Ridder each contributed half of the purchase price. During 2001, the Company wrote-down certain investments accounted for under the equity method (see discussion in "Non-operating Items" section above).

        Equity losses increased 98%, to $79 million in 2000 from $40 million in 1999. Due to the Times Mirror acquisition, Tribune's ownership interests in Classified Ventures and CareerPath.com increased from 17% and 18% to 34% and 38%, respectively, as Times Mirror also had interests in these companies. In the third quarter of 2000, Career Holdings, a joint venture of which Tribune owns 46%, absorbed the operations of CareerPath.com and acquired CareerBuilder. Tribune had owned a 33% equity interest in Qwest, which owned WB affiliate television stations in Atlanta and New Orleans, until February 2000, when the Company acquired the remaining interest. The increase in equity losses from 1999 was due to one-time shutdown costs of approximately $9 million for CareerPath.com; increased ownership interests in Classified Ventures and CareerPath.com; new investments in BrassRing (formed in September 1999), iBlast (formed in March 2000) and Career Holdings; and the absence of Qwest equity income.

        See Note 8 to the Company's consolidated financial statements in Item 8 for discussion of the Company's investments in TMCT I and TMCT II which involve agreements with two of the Company's largest shareholders, Chandler Trust No. 1 and Chandler Trust No. 2.

Interest Income and Expense

				Change
(In millions)	2001	2000	1999	01-00		00-99
Interest income	$9	$33	$47	-	73%	-	30%
Interest expense	(255)	(241)	(113)	+	6%	+	113%

Net interest expense	$(246)	$(208)	$(66)	+	18%	+	216%

        Interest income decreased to $9 million in 2001 as a result of excess cash being used to fund the Times Mirror acquisition and pay down debt. Interest income decreased to $33 million in 2000 due to excess cash being used to fund the Times Mirror acquisition, pay down debt and repurchase stock.

        Interest expense increased 6% in 2001 and 113% in 2000 primarily due to interest on debt used to fund the Times Mirror acquisition and the assumption of Times Mirror's existing debt. Excluding the PHONES, the average debt level was $3.5 billion in 2001, $3.4 billion in 2000 and $1.5 billion in 1999. Including the PHONES, average debt levels were $4.3 billion in 2001, $4.5 billion in 2000 and $2.4 billion in 1999. Excluding the PHONES, outstanding debt was $3.4 billion at year-end 2001 and 2000, and $1.4 billion at year-end 1999. Including the PHONES, outstanding debt was $4.1 billion at year-end 2001 and 2000, and $2.7 billion at year-end 1999.

Other

        Corporate expenses for 2001, 2000 and 1999 were as follows:

				Change
(In millions)	2001	2000	1999	01-00		00-99
Corporate expenses before restructuring charges	$(42)	$(64)	$(40)	+	35%	-	63%
Restructuring charges	(2)	—	—		*		—

Corporate expenses	$(44)	$(64)	$(40)	+	32%	-	63%

*
Not meaningful

        Corporate expenses decreased 32% to $44 million in 2001 compared with $64 million in 2000. Corporate expenses, excluding restructuring charges, in 2001 declined 35% to $42 million mainly due to the elimination of duplicate corporate expenses at Times Mirror and cost control initiatives. In 2000, corporate expenses rose 63% to $64 million mainly due to the Times Mirror acquisition. Corporate reported $2 million in restructuring charges in 2001 (see discussion in "Restructuring Charges" section above).

        The effective tax rate, excluding restructuring charges and non-operating items, was 50% in 2001, 44% in 2000 and 39% in 1999. The higher effective tax rates for 2001 and 2000 were mainly due to non-deductible amortization related to the Times Mirror acquisition.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by continuing operations was $754 million in 2001, down from $1.1 billion in 2000 due to changes in working capital requirements and lower income from continuing operations. The Company expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and stock.

        Net cash used for investments of continuing operations totaled $506 million in 2001 compared with $954 million in 2000. The Company spent $266 million for capital expenditures and $229 million in cash for acquisitions during 2001. In addition, the Company spent $141 million for investments of which $101 million was contributed to CareerBuilder for the acquisition of Headhunter.net (see Note 9 to the Company's consolidated financial statements). In 2001, cash proceeds of $105 million were received by the Company in connection with the sale of investments, including $75 million for the sale of 2.2 million shares of AOL Time Warner common stock. The Company also received $22 million for the completion of the sale of its education segment.

        Net cash used for financing activities was $297 million in 2001 as proceeds from the issuance of commercial paper and sales of stock to employees were more than offset by purchases of treasury stock, repayments of long-term debt and payments of dividends. In 2001, the Company issued a net $394 million of commercial paper and repaid $352 million of long-term debt. The Company repurchased 6.4 million shares of its common stock for $265 million. Of this total, 1.2 million shares were purchased for $51 million by the Tribune Stock Compensation Fund ("TSCF"). The Company established the TSCF in July 1998 to purchase common stock for the purpose of funding certain existing stock-based compensation plans. At Dec. 30, 2001, the Company had authorization to repurchase $1.7 billion of its common stock. Dividends on common and preferred shares were $158 million in 2001. Dividends per share on common stock increased 10% in 2001 to $.11 per quarter.

        In connection with the Times Mirror acquisition, the Company purchased 28 million shares of Times Mirror common stock in 2000 for $95 per share, which was funded through existing cash and the issuance of commercial paper. As of Dec. 30, 2001, the Company has 0.2 million remaining Times Mirror shares to purchase for $17 million.

        The Company has revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.2 billion, of which $600 million expires in April 2002 and $600 million expires in December 2005. At Dec. 30, 2001, borrowings made under the revolving credit agreements are subject to interest at a rate of 2.13%. This rate is variable based on changes in LIBOR. At Dec. 30, 2001, no amounts were borrowed under these revolving credit agreements.

        The Company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. At Dec. 30, 2001, the Company's commercial paper was rated "A-1", "P-1" and "F-1" by Standard & Poor's, Moody's Investors Service ("Moody's"), and Fitch, Inc., ("Fitch"), respectively. As of Dec. 30, 2001, the Company's senior unsecured long-term debt was rated "A" by Standard & Poor's, "A2" by Moody's and "A" by Fitch.

        The notes issued by the Company's ESOP are unconditionally guaranteed by the Company as to payment of principal and interest (see Notes 10 and 17 to the Company's consolidated financial statements). Therefore, the unpaid balance of these borrowings ($66 million as of Dec. 30, 2001) is reflected in the accompanying consolidated balance sheets as long-term debt. The ESOP notes may be put to the Company if both Moody's and Standard & Poor's rate the Company's senior debt below "Baa3" and "BBB-," respectively.

        The table below presents long-term debt maturities, required payments under contractual agreements for broadcast rights recorded in the consolidated balance sheet and future minimum lease payments to be made under non-cancelable operating leases as of Dec. 30, 2001 (in thousands):

Fiscal Year	Long-term Debt	Broadcast Rights Contracts Payable(1)	Future Minimum Lease Payments	Total
2002	$410,890	$298,165	$54,973	$764,028
2003	105,150	194,540	49,340	349,030
2004	193,303	120,049	43,588	356,940
2005	792,083	60,380	36,312	888,775
2006	308,548	36,562	29,705	374,815
Thereafter	2,285,608	111,323	89,850	2,486,781

Total	$4,095,582	$821,019	$303,768	$5,220,369

(1)
The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not included in the financial statements (see Note 1 to the Company's consolidated financial statements) or in the table above. These commitments totaled $297 million at Dec. 30, 2001. Payments for broadcast rights generally commence when the programs become available for broadcast.

        During 1998, Times Mirror disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service ("IRS") has audited the transactions and disagreed with the position taken by Times Mirror. The IRS audit team issued a notice of proposed adjustment in 2001 to increase 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company's federal and state income tax liability would be approximately $600 million, plus interest. As of Dec. 30, 2001, the interest on the proposed taxes due would be approximately $160 million. The IRS has also asserted tax penalties of 20% relating to these transactions. The Company will protest the IRS proposed adjustment and related tax penalties and intends to vigorously defend its position in this matter. A tax reserve of $180 million, plus interest, relating to these transactions is included in non-current liabilities on the consolidated balance sheet. The resolution of these issues is unpredictable and could result in a tax liability that is significantly higher or lower than that which has been provided by the Company.

Capital Spending—The Company plans capital expenditures (not including business acquisitions) of approximately $275 million for 2002. Major projects include the completion of the Chicago Tribune's expansion of its main packaging and distribution facility and new insert facility; the completion of the Los Angeles Times' expansion of its inserting and preprint operations; system replacements and new inserting equipment at selected newspapers; television upgrades at selected stations; and expansion of seating capacity and renovations at the Chicago Cubs' Wrigley Field. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. It is expected that 2002 capital expenditures will be funded from cash flow generated from operations.

Effects of Inflation—The Consumer Price Index, a widely used measure of the impact of changing prices, has increased only moderately in recent years, up between 2% and 3% each year since 1991. Historically, when inflation was at higher levels, the impact on the Company's operations was not significant. The principal effect of inflation on the Company's operating results is to increase costs. Subject to normal competitive conditions, the Company generally has demonstrated an ability to raise sales prices to offset these cost increases.

Outlook—The Company's consolidated revenues for January and February 2002 were below the same periods in 2001. Revenues for 2002 are projected to be down somewhat in the first half, show growth in the second half as the economy recovers and be about flat for the full year. Revenues will be affected by many factors, including changes in national and local economic conditions, consumer confidence and unemployment rates. For full year 2002, the Company expects a 2 percent reduction in total cost of sales and selling, general and administrative expenses, excluding depreciation, amortization of intangible assets and restructuring charges. Expenses are expected to benefit from lower newsprint prices and various cost control initiatives, including savings related to the implementation of the Company's restructuring program. Based upon the above assumptions and excluding restructuring charges, EBITDA in 2002 is expected to increase, on a percentage basis, in the low single digits due to the impact of lower overall expenses. If the economy recovers more quickly or stronger than anticipated, EBITDA growth could be higher. The Company intends to reduce staff further in 2002 and record additional pretax restructuring charges of approximately $20 to $30 million in the first quarter of 2002.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk—All of the Company's borrowings are denominated in U.S. dollars. The Company's policy is to manage interest rate risk by issuing long-term debt and medium-term notes at fixed interest rates and short-term promissory notes.

        Information pertaining to the Company's debt at Dec. 30, 2001 is shown in the table below (in thousands).

Maturities	Fixed Rate Debt	Weighted Avg. Interest Rate	Variable Rate Debt	Weighted Avg. Interest Rate
2002(1)(2)	$105,206	7.1%	$905,684	2.0%
2003	105,150	6.8%	—	—
2004	193,303	6.5%	—	—
2005	192,083	6.2%	—	—
2006	308,548	6.8%	—	—
Thereafter(3)	2,285,608	3.8%	—	—

Total at Dec. 30, 2001	$3,189,898		$905,684

Fair Value at Dec. 30, 2001(4)	$3,278,231		$905,684

(1)
As discussed in Note 10 to the Company's consolidated financial statements, medium-term notes (fixed rate debt) of
$60 million and commercial paper (variable rate debt) of $540 million scheduled to mature in 2002 were classified as long-term and treated as maturing in 2005 for financial statement presentation purposes because of the Company's ability and intent to refinance these securities.

(2)
Includes $32 million of ESOP notes and $11 million of capitalized real estate obligation (both fixed rate debt). See Note 10 to the Company's consolidated financial statements for further discussion.

(3)
Includes $684 million of 2% PHONES, related to the Company's investment in AOL Time Warner common stock. At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. Interest on the debentures is paid quarterly at an annual rate of 2%. The Company also records non-cash interest expense on the discounted debt component of the PHONES. See Note 10 to the Company's consolidated financial statements for further discussion.

(4)
Fair value was determined based on quoted market prices for similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms. The carrying value of the Company's derivative instruments approximates fair value. The fair value of the PHONES was determined by reference to the market value resulting from trading on a national securities exchange.

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

(1)
Medium-term notes (fixed rate debt) of $105 million, 6.65% notes (fixed rate debt) of $199 million and commercial paper (variable rate debt) of $514 million scheduled to mature in 2001 were classified as long-term and treated as maturing in 2002 for financial statement presentation purposes because of the Company's ability and intent to refinance these securities.

(2)
Includes $78 million of 6.25% DECS related to the Company's investment in Mattel common stock and $21 million of 4.25% PEPS. At their Aug. 15, 2001 maturity date, the Company repaid the DECS using shares of Mattel common stock. The Company repaid the PEPS with cash upon their maturity at March 15, 2001. See Note 10 to the Company's consolidated financial statements for further discussion.

(3)
Includes $700 million of 2% PHONES, related to the Company's investment in AOL Time Warner common stock. At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. Interest on the debentures is paid quarterly at an annual rate of 2%. The Company also records non-cash interest expense on the discounted debt component of the PHONES. See Note 10 to the Company's consolidated financial statements for further discussion.

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

Equity Price Risk

Available-For-Sale Securities    The Company has common stock investments in several publicly traded companies that are subject to market price volatility. Except for 16.0 million shares of AOL Time Warner common stock (see discussion below), these investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in the accumulated other comprehensive income component of shareholders' equity.

2001    The following analysis presents the hypothetical change at Dec. 30, 2001 in the fair value of the Company's common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock's price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price					Valuation of Investments Assuming Indicated Increase in Each Stock's Price
				Dec. 30, 2001 Fair Value
(In thousands)	-30%	-20%	-10%			+10%	+20%	+30%
Common stock investments in public companies	$103,021	$117,738	$132,456	$147,173	(1)	$161,890	$176,608	$191,325

(1)
Includes approximately four million shares of AOL Time Warner common stock valued at $133,640. Excludes 16.0 million shares of AOL Time Warner common stock. See discussion below in "Derivatives and Related Trading Securities."

        During the last 12 quarters preceding Dec. 30, 2001, market price movements caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in 10 of the quarters, by 20% or more in seven of the quarters and by 30% or more in five of the quarters.

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

(1)
Includes approximately 6.0 million shares of AOL Time Warner common stock valued at $196,700. Excludes 16.7 million shares of AOL Time Warner common stock and 5.5 million shares of Mattel common stock. See discussion below in "Derivatives and Related Trading Securities."

        During the last 12 quarters preceding Dec. 31, 2000, market price movements caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in 10 of the quarters, by 20% or more in seven of the quarters and by 30% or more in six of the quarters.

Derivatives and Related Trading Securities    The Company issued 8.0 million PHONES in April 1999 indexed to the value of its investment in 16.0 million shares of AOL Time Warner common stock and issued 4.6 million DECS in 1998 indexed to the value of its investment in 5.5 million shares of Mattel common stock (see Notes 9 and 10 to the Company's consolidated financial statements). Beginning in the second quarter of 1999, this investment in AOL Time Warner is classified as a trading security, and changes in its fair value, net of the changes in the fair value of the related derivative component of the PHONES, are recorded in the statement of income. The Company accounted for its DECS in a similar manner. The related 5.5 million Mattel shares were reclassified as trading securities beginning in the second quarter of 1999 and changes in their fair value, net of changes in the fair value of the derivative component of the DECS, were recorded in the statement of income. The DECS matured on Aug. 15, 2001, and were repaid with the 5.5 million shares of Mattel common stock. In connection with the Times Mirror acquisition, the Company assumed Times Mirror's obligations under the Premium Equity Participating Securities ("PEPS"), which were related to an investment in 0.7 million AOL Time Warner shares. The Company accounted for the PEPS and the related AOL shares under the provisions of FAS 133. The 0.7 million AOL shares were classified as trading securities, and changes in their fair value, net of the changes in the fair value of the derivative component of the PEPS, were recorded in the statement of income. The PEPS matured on March 15, 2001, and were repaid with cash. See Note 10 to the consolidated financial statements for further discussion.

        At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. At Dec. 30, 2001, the PHONES fair value was $684 million. Since the issuance of the PHONES in April 1999, changes in the fair value of the PHONES have partially offset changes in the fair value of the related AOL Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES and the related AOL Time Warner shares.

2001    The following analysis presents the hypothetical change at Dec. 30, 2001, in the fair value of the Company's 16.0 million shares of AOL Time Warner common stock related to the PHONES assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock's price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price				Valuation of Investments Assuming Indicated Increase in Each Stock's Price
				Dec. 30, 2001 Fair Value
(In thousands)	-30%	-20%	-10%		+10%	+20%	+30%
AOL Time Warner common stock	$370,720	$423,680	$476,640	$529,600	$582,560	$635,520	$688,480

        During the last 12 quarters preceding Dec. 30, 2001, market price movements have caused the fair value of the Company's 16.0 million shares in AOL Time Warner common stock to change by 10% or more in 10 of the quarters, by 20% or more in six of the quarters and by 30% or more in five of the quarters.

2000    The following analysis presents the hypothetical change at Dec. 31, 2000, in the fair value of the Company's 16.0 million and 0.7 million shares of AOL Time Warner common stock related to the PHONES and the PEPS, respectively, and 5.5 million shares of Mattel common stock related to the DECS assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock's price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price				Valuation of Investments Assuming Indicated Increase in Each Stock's Price
				Dec. 31, 2000 Fair Value
(In thousands)	-30%	-20%	-10%		+10%	+20%	+30%
AOL Time Warner common stock	$406,161	$464,184	$522,207	$580,230	$638,253	$696,276	$754,299
Mattel common stock	55,796	63,767	71,738	79,709	87,680	95,651	103,622

        During the last 12 quarters preceding Dec. 31, 2000, market price movements have caused the fair value of the Company's 16.7 million shares in AOL Time Warner common stock to change by 10% or more in nine of the quarters, by 20% or more in six of the quarters and by 30% or more in five of the quarters. For the Company's 5.5 million shares in Mattel common stock, market price movements have caused the fair value to change by 10% or more in 11 of the quarters, by 20% or more in five of the quarters and by 30% or more in three of the quarters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Page
Report of Independent Accountants on Consolidated Financial Statements	49
Management's Responsibility for Financial Statements	50
Consolidated Statements of Income for each of the three fiscal years in the period ended December 30, 2001	51
Consolidated Balance Sheets at December 30, 2001 and December 31, 2000	52-53
Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended December 30, 2001	54-55
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended December 30, 2001	56
Notes to Consolidated Financial Statements	57
Financial Statement Schedule for each of the three fiscal years in the period ended December 30, 2001
Schedule II Valuation and qualifying accounts and reserves. *	93
*
All other schedules required under Regulation S-X are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Tribune Company:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tribune Company and its subsidiaries at December 30, 2001 and December 31, 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2001 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

PricewaterhouseCoopers LLP
Chicago, Illinois
January 24, 2002

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Financial Statements—Management is responsible for the preparation, integrity and fair presentation of the Company's consolidated financial statements and related financial information included in this Annual Report on Form 10-K to shareholders. The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States and necessarily include certain amounts that are based on management's best estimates and judgments.

        The consolidated financial statements were audited by PricewaterhouseCoopers LLP, independent accountants, and their report is shown on page 49. PricewaterhouseCoopers LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. The Company believes that all representations made to the independent accountants during their audits were valid and appropriate.

Internal Control System—Management is also responsible for establishing and maintaining a system of internal control, designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation of reliable published financial statements. The system of internal controls is continually reviewed for its effectiveness and is augmented by written policies and procedures, the careful selection and training of qualified personnel and a program of internal audit. Each year, the Company's independent accountants conduct a review of internal accounting controls to the extent required by generally accepted auditing standards and perform such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements.

        The Audit Committee of the Board of Directors is responsible for reviewing and monitoring the Company's financial reporting and accounting practices. The Audit Committee consists of six independent directors. The Committee meets with representatives of management, the independent accountants and internal auditors to discuss financial reporting, accounting and internal control matters. PricewaterhouseCoopers LLP and the internal auditors have direct access to the Audit Committee.

John W. Madigan	Donald C. Grenesko
Chairman and Chief Executive Officer	Senior Vice President/Finance and Administration

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

	Year Ended
	Dec. 30, 2001	Dec. 31, 2000	Dec. 26, 1999
Operating Revenues
Publishing
Advertising	$2,947,153	$2,737,714	$1,226,552
Circulation	662,368	531,265	241,258
Other	234,428	174,516	132,503

Total	3,843,949	3,443,495	1,600,313
Broadcasting and Entertainment	1,349,935	1,465,553	1,302,058
Interactive	59,482	41,782	21,034

Total operating revenues	5,253,366	4,950,830	2,923,405
Operating Expenses
Cost of sales (exclusive of items shown below)	2,638,526	2,319,479	1,328,893
Selling, general and administrative	1,370,745	1,227,713	667,035
Depreciation	200,829	191,465	122,721
Amortization of intangible assets	241,037	179,162	71,914
Restructuring charges (Note 3)	151,892	—	—

Total operating expenses	4,603,029	3,917,819	2,190,563

Operating Profit	650,337	1,033,011	732,842
Net loss on equity investments	(60,813)	(79,374)	(40,083)
Interest income	8,853	33,124	47,436
Interest expense	(254,521)	(240,708)	(113,031)
Gain (loss) on change in fair values of derivatives and related investments	(7,682)	(100,965)	215,876
Gain on sales of subsidiaries and investments	78,358	59,504	444,927
Loss on investment write-downs	(145,581)	(107,505)	—
Gain on reclassification of investments	—	—	1,095,976

Income From Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect of Change in Accounting Principle	268,951	597,087	2,383,943
Income taxes	(157,815)	(270,351)	(933,981)
Minority interest expense, net of tax (Note 2)	—	(16,335)	—

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	111,136	310,401	1,449,962
Income (loss) from discontinued operations, net of tax (Note 4)	—	(86,015)	21,807

Income Before Cumulative Effect of Change in Accounting Principle	111,136	224,386	1,471,769
Cumulative effect of change in accounting principle, net of tax (Note 2)	—	—	(3,060)

Net Income	111,136	224,386	1,468,709
Preferred dividends, net of tax	(26,800)	(22,984)	(18,639)

Net Income Attributable to Common Shares	$84,336	$201,402	$1,450,070

Earnings Per Share (Note 1)
Basic:
Continuing operations before cumulative effect of change in accounting principle	$.28	$1.06	$6.03
Discontinued operations	—	(.32)	.09
Cumulative effect of accounting change, net	—	—	(.01)

Net income	$.28	$.74	$6.11

Diluted:
Continuing operations before cumulative effect of change in accounting principle	$.28	$.99	$5.49
Discontinued operations	—	(.29)	.08
Cumulative effect of accounting change, net	—	—	(.01)

Net income	$.28	$.70	$5.56

See Notes to Consolidated Financial Statements.

 TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)

	Dec. 30, 2001	Dec. 31, 2000
Assets
Current Assets
Cash and cash equivalents	$65,836	$115,788
Short-term investments	—	79,709
Accounts receivable (less allowances of $81,212 and $70,977)	726,078	794,504
Inventories	49,442	51,332
Broadcast rights	303,845	268,176
Deferred income taxes	179,841	120,116
Prepaid expenses and other	38,949	42,306

Total current assets	1,363,991	1,471,931
Properties
Machinery, equipment and furniture	2,060,399	1,842,112
Buildings and leasehold improvements	822,667	732,916

	2,883,066	2,575,028
Accumulated depreciation	(1,400,042)	(1,180,906)

	1,483,024	1,394,122
Land	116,161	117,109
Construction in progress	224,939	232,616

Net properties	1,824,124	1,743,847
Other Assets
Broadcast rights	388,244	278,630
Intangible assets (less accumulated amortization of $807,451 and $566,414)	8,562,273	8,496,782
AOL Time Warner stock related to PHONES debt	529,600	556,800
Other investments	879,914	1,096,174
Prepaid pension costs	811,232	803,100
Other	145,318	221,448

Total other assets	11,316,581	11,452,934

Total assets	$14,504,696	$14,668,712

See Notes to Consolidated Financial Statements.

 TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)

	Dec. 30, 2001	Dec. 31, 2000
Liabilities and Shareholders' Equity
Current Liabilities
Long-term debt due within one year	$410,890	$141,404
Accounts payable	223,563	249,186
Employee compensation and benefits	159,979	231,684
Contracts payable for broadcast rights	298,165	271,510
Deferred income	104,368	90,421
Income taxes	8,147	129,954
Other	328,080	327,565

Total current liabilities	1,533,192	1,441,724
Long-Term Debt
PHONES debt related to AOL Time Warner stock	684,000	700,000
Other long-term debt (less portions due within one year)	3,000,692	3,307,041
Other Non-Current Liabilities
Deferred income taxes	2,143,205	2,146,416
Contracts payable for broadcast rights	522,854	390,657
Deferred compensation and benefits	372,204	348,662
Other obligations	597,381	448,296

Total other non-current liabilities	3,635,644	3,334,031
Commitments and Contingent Liabilities (Note 13)	—	—
Shareholders' Equity
Series B convertible preferred stock (without par value) Authorized: 1,600,000 shares; Issued and outstanding: 1,141,450 shares in 2001 and 1,212,834 shares in 2000 (liquidation value $220 per share)	250,146	265,790
Series C convertible preferred stock Authorized: 900,000 shares; Issued and outstanding: 88,519 shares (net of 354,077 treasury shares)(liquidation value $500 per share)	44,260	44,260
Series D-1 convertible preferred stock Authorized: 400,000 shares; Issued and outstanding: 76,194 shares (net of 304,778 treasury shares)(liquidation value $500 per share)	38,097	38,097
Series D-2 convertible preferred stock Authorized: 300,000 shares; Issued and outstanding: 49,020 shares (net of 196,080 treasury shares) (liquidation value $500 per share)	24,510	24,510
Common stock ($0.01 par value) Authorized: 1,400,000,000 shares; 536,886,513 shares issued	3,116	3,116
Additional paid-in capital	8,180,291	8,190,835
Retained earnings	4,231,467	4,278,464
Treasury common stock (at cost) 238,680,840 shares in 2001 and 236,727,470 shares in 2000	(7,118,509)	(6,970,703)
Treasury common stock held by Tribune Stock Compensation Fund (at cost) 202,431 shares in 2001 and 641,094 shares in 2000	(8,313)	(26,707)
Unearned compensation related to ESOP	(66,255)	(97,517)
Accumulated other comprehensive income	72,358	135,771

Total shareholders' equity	5,651,168	5,885,916

Total liabilities and shareholders' equity	$14,504,696	$14,668,712

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except per share data)

			Accumulated Other Comprehensive Income	Convertible Preferred Stock
		Retained Earnings
	Total			Series B	Series C(1)	Series D-1(1)	Series D-2(1)
Balance at Dec. 27, 1998	$2,356,617	$2,819,474	$631,206	$293,203	—	—	—
Comprehensive income:
Net income	1,468,709	1,468,709	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	(153,940)	—	(153,940)	—	—	—	—
Change in foreign currency translation adjustments, net	(501)	—	(501)	—	—	—	—

Comprehensive income	1,314,268	—	—	—	—	—	—
Dividends declared:
Common ($.36 per share)	(85,625)	(85,625)	—	—	—	—	—
Series B preferred ($17.05 per share)	(21,910)	(21,910)	—	—	—	—	—
Tax benefit on dividends paid to the ESOP(2)	3,389	3,389	—	—	—	—	—
Redemptions of convertible preferred stock	—	—	—	(12,110)	—	—	—
Shares issued under option and stock plans	254,087	—	—	—	—	—	—
Shares tendered as payment for options exercised	(200,127)	—	—	—	—	—	—
Shares issued for acquisition of subsidiary	13,615	—	—	—	—	—	—
Purchases of treasury stock	(204,597)	—	—	—	—	—	—
Repayment of ESOP debt	28,900	—	—	—	—	—	—

Balance at Dec. 26, 1999	3,458,617	4,184,037	476,765	281,093	—	—	—
Comprehensive income:
Net income	224,386	224,386	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	(354,981)	—	(354,981)	—	—	—	—
Change in foreign currency translation adjustments, net	6,104	—	6,104	—	—	—	—
Change in interest rate swaps, net	8,569	—	8,569	—	—	—	—
Change in minimum pension liability, net	(686)	—	(686)	—	—	—	—

Comprehensive income	(116,608)	—	—	—	—	—	—
Dividends declared:
Common ($.40 per share)	(107,085)	(107,085)	—	—	—	—	—
Series B preferred ($17.05 per share)	(20,702)	(20,702)	—	—	—	—	—
Series C, D-1 and D-2 preferred	(4,821)	(4,821)	—	—	—	—	—
Tax benefit on dividends paid to the ESOP(2)	2,649	2,649	—	—	—	—	—
Redemptions of convertible preferred stock	—	—	—	(15,303)	—	—	—
Shares issued for Times Mirror acquisition	8,207,023	—	—	—	44,260	38,097	24,510
Shares issued under option and stock plans	144,385	—	—	—	—	—	—
Shares held by Times Mirror affiliates at acquisition	(4,703,459)	—	—	—	—	—	—
Shares tendered as payment for options exercised	(81,062)	—	—	—	—	—	—
Purchases of treasury stock	(923,099)	—	—	—	—	—	—
Repayment of ESOP debt	30,078	—	—	—	—	—	—

Balance at Dec. 31, 2000	5,885,916	4,278,464	135,771	265,790	44,260	38,097	24,510
Comprehensive income:
Net income	111,136	111,136	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	(60,459)	—	(60,459)	—	—	—	—
Change in interest rate and newsprint swaps, net	(1,348)	—	(1,348)	—	—	—	—
Change in minimum pension liability, net	(1,606)	—	(1,606)	—	—	—	—

Comprehensive income	47,723	—	—	—	—	—	—
Dividends declared:
Common ($.44 per share)	(131,333)	(131,333)	—	—	—	—	—
Series B preferred ($17.05 per share)	(20,679)	(20,679)	—	—	—	—	—
Series C, D-1 and D-2 preferred	(8,056)	(8,056)	—	—	—	—	—
Tax benefit on dividends paid to the ESOP(2)	1,935	1,935	—	—	—	—	—
Redemptions of convertible preferred stock	—	—	—	(15,644)	—	—	—
Shares issued under option and stock plans	172,405	—	—	—	—	—	—
Shares tendered as payment for options exercised	(63,125)	—	—	—	—	—	—
Purchases of treasury stock	(264,880)	—	—	—	—	—	—
Repayment of ESOP debt	31,262	—	—	—	—	—	—

Balance at Dec. 30, 2001	$5,651,168	$4,231,467	$72,358	$250,146	$44,260	$38,097	$24,510

(1)
Amounts are net of treasury stock.
(2)
Excludes the tax benefit on allocated preferred shares held by the ESOP, which was credited to income tax expense.

See Notes to Consolidated Financial Statements.

Common Stock and Additional Paid-In Capital		Treasury Common Stock		Treasury Common Stock Held by Tribune Stock Compensation Fund
Amount (at cost)	Shares	Amount (at cost)	Shares	Amount (at cost)	Shares	Unearned Compensation (ESOP)
$210,492	327,087	$(1,414,661)	(88,255)	$(26,602)	(828)	$(156,495)

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
(2,122)	—	14,232	884	—	—	—
(78,315)	—	—	—	332,402	8,192	—
—	—	—	—	(200,127)	(4,699)	—
7,071	—	6,544	417	—	—	—
—	—	(37,015)	(1,118)	(167,582)	(3,888)	—
—	—	—	—	—	—	28,900

137,126	327,087	(1,430,900)	(88,072)	(61,909)	(1,223)	(127,595)

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
(3,015)	—	18,318	1,117	—	—	—
8,100,156	209,800	—	—	—	—	—
(40,316)	—	15,984	813	168,717	4,241	—
—	—	(4,703,459)	(127,255)	—	—	—
—	—	—	—	(81,062)	(2,456)	—
—	—	(870,646)	(23,331)	(52,453)	(1,203)	—
—	—	—	—	—	—	30,078

8,193,951	536,887	(6,970,703)	(236,728)	(26,707)	(641)	(97,517)

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
(7,975)	—	23,619	1,153	—	—	—
(2,569)	—	48,998	2,330	125,976	2,995	—
—	—	(6,272)	(159)	(56,853)	(1,389)	—
—	—	(214,151)	(5,278)	(50,729)	(1,167)	—
—	—	—	—	—	—	31,262

$8,183,407	536,887	$(7,118,509)	(238,682)	$(8,313)	(202)	$(66,255)

 TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Year Ended
	Dec. 30, 2001	Dec. 31, 2000	Dec. 26, 1999
Operations
Income from continuing operations, net of cumulative effect of change in accounting principle	$111,136	$310,401	$1,446,902
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Loss (gain) on change in fair values of derivatives and related investments	7,682	100,965	(215,876)
Gain on sales of subsidiaries and investments	(78,358)	(59,504)	(444,927)
Loss on investment write-downs	145,581	107,505	—
Minority interest expense, net of tax	—	16,335	—
Gain on reclassification of investments	—	—	(1,095,976)
Cumulative effect of accounting change, net of tax	—	—	3,060
Depreciation	200,829	191,465	122,721
Amortization of intangible assets	241,037	179,162	71,914
Net loss on equity investments	60,813	79,374	40,083
Deferred income taxes	61,190	(43,972)	711,872
Changes in working capital items excluding effects from acquisitions:
Accounts receivable	77,004	30,655	(87,837)
Inventories, prepaid expenses and other current assets	(56,814)	27,850	(3,308)
Accounts payable, employee compensation and benefits, deferred income and accrued liabilities	(136,344)	(28,032)	(25,712)
Income taxes	16,018	122,714	(49,412)
Change in broadcast rights, net of liabilities	13,332	7,778	5,528
Other, net	90,469	77,939	94,156

Net cash provided by continuing operations	753,575	1,120,635	573,188
Net cash provided by assets held for sale and discontinued operations	—	10,607	42,393

Net cash provided by operations	753,575	1,131,242	615,581

Investments
Capital expenditures	(266,355)	(302,471)	(125,578)
Acquisition of Times Mirror, net of cash acquired (excluding stock issued)	(3,983)	(2,793,052)	—
Other acquisitions (excluding stock issued)	(225,067)	(111,723)	(189,473)
Investments	(141,179)	(233,959)	(211,590)
Net maturities (purchases) of marketable securities	—	344,541	(344,541)
Proceeds from sale of discontinued operations, net of tax	22,163	642,253	—
Proceeds from sales of assets held for sale, net of tax	—	1,340,000	—
Proceeds from sales of investments and subsidiaries	105,282	161,751	98,595
Net (increase) decrease in advances to investee	2,012	(162)	51,908
Other, net	880	(1,008)	16,168

Net cash used for investments of continuing operations	(506,247)	(953,830)	(704,511)
Net cash used for investments of assets held for sale and discontinued operations	—	(60,270)	(29,575)

Net cash used for investments	(506,247)	(1,014,100)	(734,086)

Financing
Net proceeds from issuance of PHONES debt	—	—	1,230,880
Proceeds from issuance of other long-term debt	394,149	513,605	—
Repayments of long-term debt	(351,698)	(187,445)	(183,020)
Sales of common stock to employees, net	83,282	104,357	(2,027)
Purchases of treasury common stock	(214,151)	(870,646)	(37,015)
Purchases of treasury common stock by Tribune Stock Compensation Fund	(50,729)	(52,453)	(167,582)
Dividends	(158,133)	(139,790)	(104,146)

Net cash provided by (used for) financing of continuing operations	(297,280)	(632,372)	737,090

Net Increase (Decrease) in Cash and Cash Equivalents	(49,952)	(515,230)	618,585
Cash and cash equivalents, beginning of year	115,788	631,018	12,433

Cash and cash equivalents, end of year	$65,836	$115,788	$631,018

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

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Fiscal Year—The Company's fiscal year ends on the last Sunday in December. Fiscal years 2001 and 1999 comprised 52 weeks. Fiscal year 2000 comprised 53 weeks. The effect of the additional week in 2000 on the comparisons of the financial statements taken as a whole is not significant.

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

Presentation—Certain prior year financial information has been reclassified to conform to the current year presentation. The consolidated financial statements reflect the education segment, which was sold in September 2000, as a discontinued operation for all periods presented. Financial information presented in the notes to the consolidated financial statements exclude discontinued operations, except where noted.

Revenue Recognition—The Company's primary sources of revenue are from the sales of advertising space in published issues of its newspapers; newspapers to distributors and individual subscribers; and airtime on its television stations. Newspaper advertising revenue is recorded, net of agency commissions, when advertisements are published in newspapers. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Broadcast revenue is recorded, net of agency commissions, when commercials are aired.

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

Short-Term Investments—At Dec. 31, 2000, short-term investments included 5.5 million shares of Mattel common stock with a fair value of $79.7 million. These shares were related to the Company's Debt Exchangeable for Common Stock Securities ("DECS") and are further discussed in Note 10. The DECS matured on Aug. 15, 2001 and were repaid using the 5.5 million shares of Mattel common stock.

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

Properties—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: 10 to 40 years for buildings, seven to 20 years for newspaper printing presses and three to 10 years for all other equipment.

Intangible Assets—Intangible assets primarily represent the excess of cost over the fair market value of tangible net assets acquired and are summarized in Note 7. The excess cost related to net assets acquired since 1971 has been being amortized on a straight-line basis over various periods. These periods range from five to 40 years for goodwill (with the majority being amortized over 40 years), 40 years for newspaper mastheads, 40 years for Federal Communications Commission ("FCC") licenses, 40 years for television network affiliation agreements, 15 to 18 years for subscribers and from four to 40 years for other intangible assets. Intangible assets of $23.5 million related to pre-1971 acquisitions are not being amortized as the Company believes there has been no diminution of value. In accordance with Statement of Financial Accounting Standards ("FAS") No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of," the Company evaluates, on an on-going basis, the carrying values of all intangible assets in relation to the projected future undiscounted cash flows of the related businesses to determine whether impairment exists. Adjustments to net realizable value are made as needed; no such adjustments to intangible assets were required in the periods presented.

        In June 2001, the Financial Accounting Standards Board issued FAS No. 142, "Goodwill and Other Intangible Assets." FAS 142 requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets ceases beginning in fiscal year 2002. The Company anticipates that the adoption of this standard will substantially reduce the amount of amortization expense related to intangible assets, including goodwill. On an annual basis, the Company expects that amortization expense will be reduced from $241 million in 2001 to approximately $10 million in 2002. In addition, equity losses are expected to decrease by approximately $11 million from the 2001 level due to the adoption of this new standard by the Company's equity method investees. In total, diluted EPS is expected to increase by approximately $0.60 in 2002 due to the reduction in amortization expense and equity losses. The provisions of FAS 142 that pertain to impairment of intangible assets will supercede the current impairment related provisions included in FAS 121, beginning in fiscal year 2002. Under FAS 142, the impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values, instead of projected future undiscounted cash flows. As a result of initially applying the new impairment provisions of FAS 142, the Company expects to record a pretax charge of approximately $270 million ($165 million after taxes, or $0.50 per diluted share) in the first quarter of 2002. The charge relates to certain of the Company's newspaper mastheads, television network affiliation agreements and FCC licenses, and will be presented as the cumulative effect of a change in accounting principle in the Company's first quarter 2002 consolidated financial statements.

Investments—The Company records its investments in debt and equity securities at fair value, except for debt securities that the Company intends to hold to maturity and equity securities that are accounted for under the equity method or that are issued by private companies. Except for 16 million AOL Time Warner shares (see "Derivative Instruments" below), investments are currently classified as available-for-sale, and accordingly, the difference between cost and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income component of shareholders' equity. The cost of securities sold is determined on an average cost basis.

Derivative Instruments—The Company adopted FAS 133, "Accounting for Derivative Instruments and Hedging Activities" as of the beginning of the 1999 second quarter. FAS 133 requires all derivative instruments to be recorded in the balance sheet at fair value. Changes in the fair value of derivative instruments are either recognized periodically in income or shareholders' equity as a component of comprehensive income, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The provisions of FAS 133 affect the Company's accounting for its 8.0 million Exchangeable Subordinated Debentures due 2029 ("PHONES"), its 4.6 million DECS that matured Aug. 15, 2001, and its 0.4 million Premium Equity Participating Securities ("PEPS") that matured on March 15, 2001. These instruments are discussed in Note 10.

        Under the provisions of FAS 133, the initial value of the PHONES was split into a debt component and a derivative component. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. Beginning in the second quarter of 1999, changes in the fair values of the related 16 million AOL Time Warner shares are also recorded in the statement of income and should at least partially offset changes in the fair values of the derivative component of the PHONES. However, there have been and may continue to be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES and the related AOL Time Warner shares. The Company accounted for its DECS in a similar manner. The related 5.5 million Mattel shares were reclassified as trading securities beginning in the second quarter of 1999, and changes in their fair value, net of changes in the fair value of the derivative component of the DECS, were recorded in the statement of income.

        In connection with the acquisition of The Times Mirror Company ("Times Mirror"), the Company assumed Times Mirror's 0.4 million PEPS and a related investment in 0.7 million AOL Time Warner shares. The 0.7 million AOL Time Warner shares were classified as trading securities, and changes in their fair value, net of changes in the fair value of the derivative component of the PEPS, were recorded in the statement of income.

        The carrying values of the Company's derivative instruments approximate fair value. The fair values of the PHONES, DECS and PEPS were determined by reference to market values resulting from trading on a national securities exchange.

        The Company assumed several interest rate swap agreements in connection with the Times Mirror acquisition. The interest rate swaps are used to manage exposure to market risk associated with changes in interest rates. The change in fair value of these swap agreements is recorded in the accumulated other comprehensive income component of shareholders' equity. At Dec. 30, 2001, the Company holds one remaining interest rate swap agreement.

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

Stock-Based Compensation—The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations. Under APB 25, no compensation expense is recorded because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant. Disclosures required under FAS 123, "Accounting for Stock-Based Compensation," are provided in Note 17.

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

New Accounting Standards—In October 2001, the Financial Accounting Standards Board finalized FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." FAS 144 retains the fundamental provisions of FAS 121 and extends the requirements for reporting discontinued operations to individual business units.

Earnings Per Share ("EPS")—Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. In calculating diluted EPS for 2001, weighted average common shares outstanding was adjusted for the dilutive effect of stock options. The Company's convertible preferred stocks and the Liquid Yield Option Notes ("LYONs," see Note 10) debt securities were not included in the calculation of diluted EPS in 2001 because their effects were antidilutive. There were 28.3 million antidilutive shares that were not included in the 2001 calculation. For 2000, diluted EPS was computed based on the assumption that the Series B convertible preferred shares held by the Company's Employee Stock Ownership Plan ("ESOP," see Note 17) and the LYONs were converted into common shares. The LYONs debt securities were assumed in the Times Mirror acquisition and were included in the calculation beginning on June 12, 2000 (see Note 2). Weighted average common shares outstanding was also adjusted for the dilutive effect of stock options. The Company's Series C, D-1 and D-2 convertible preferred stocks, which were issued in conjunction with the Times Mirror merger, were not included in the calculation of diluted EPS because their effects were antidilutive. There were 1.6 million antidilutive shares that were not included in the 2000 calculation. For 1999, diluted EPS was computed based on the assumption that the Series B convertible preferred shares held by the ESOP were converted into common shares.

Weighted average common shares outstanding was also adjusted for the dilutive effect of stock options. The computations of basic and diluted EPS were as follows (in thousands, except per share data):

	2001	2000	1999
Basic EPS:
Net income	$111,136	$224,386	$1,468,709
Preferred dividends, net of tax	(26,800)	(22,984)	(18,639)

Net income attributable to common shares	$84,336	$201,402	$1,450,070
Weighted average common shares outstanding	298,295	271,951	237,367

Basic EPS	$0.28	$0.74	$6.11

Diluted EPS:
Net income	$111,136	$224,386	$1,468,709
Additional ESOP contribution required assuming Series B preferred shares were converted, net of tax	—	(11,404)	(12,251)
Dividends on Series B preferred stock	(18,744)	—	—
Dividends on Series C, D-1 and D-2 preferred stock	(8,056)	(4,821)	—
LYONs interest expense, net of tax	—	3,268	—
Minority interest adjustment, net of tax	—	(318)	—

Adjusted net income	$84,336	$211,111	$1,456,458

Weighted average common shares outstanding	298,295	271,951	237,367
Assumed conversion of Series B preferred shares into common shares	—	19,405	20,523
Assumed exercise of stock options, net of common shares assumed repurchased with the proceeds	5,685	4,396	3,929
Assumed conversion of LYONs debt securities	—	3,979	—

Adjusted weighted average common shares outstanding	303,980	299,731	261,819

Diluted EPS	$0.28	$0.70	$5.56

NOTE 2: CHANGES IN OPERATIONS AND NON-OPERATING ITEMS

Times Mirror Acquisition—On March 13, 2000, Tribune and Times Mirror announced the signing of a definitive agreement that provided for a merger of Times Mirror into Tribune in a cash and stock transaction. Prior to the merger, Times Mirror published the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The Advocate, Greenwich Time and several smaller newspapers. The merger was effected through a two-step transaction for a total purchase price of approximately $8.3 billion, including assumption of debt and preferred stock.

        In the first step of the transaction, Tribune made a cash tender offer, for up to 28 million Times Mirror shares at a price of $95 per share, which expired on April 17, 2000. Through the tender offer, Tribune acquired 23.1 million Times Mirror shares for $2.2 billion, representing 39.4% of the outstanding Times Mirror common shares. Following the tender offer, Tribune gained effective control of Times Mirror and named 13 Tribune designees to Times Mirror's 27-member board of directors.

        Tribune completed the second step of the acquisition on June 12, 2000, following Tribune and Times Mirror shareholder approvals, through a merger of Times Mirror into Tribune. In the merger, each remaining Times Mirror common share was converted, at the election of the shareholder, into 2.5 shares of Tribune common stock or, to the extent available, $95 in cash. The election to receive cash in the merger was available up to the balance of 28 million shares, reduced by Tribune's purchase of

23.1 million Times Mirror shares in the tender offer and Tribune's purchase of 0.2 million Times Mirror shares in the open market following the tender offer. In the merger, Tribune became obligated to pay approximately $447 million in cash for 4.7 million Times Mirror common shares at $95 per share. At Dec. 30, 2001, $430 million of this amount has been paid. Each remaining Times Mirror common share was converted into 2.5 shares of Tribune common stock. On June 12, 2000, Tribune issued a net 83 million common shares in exchange for a net 33.2 million Times Mirror common shares. These net amounts exclude 127 million shares of Tribune common stock, accounted for as treasury shares, which were exchanged for 51 million Times Mirror shares held by Times Mirror affiliates. In connection with the merger, Tribune settled 7.1 million Times Mirror stock options for $302 million in cash and converted approximately 6.4 million Times Mirror options into 16.1 million Tribune options. Shares of Times Mirror preferred stock were converted in the merger into shares of Tribune preferred stock with similar terms.

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

        The total acquisition cost of $8.3 billion has been allocated to the assets acquired and liabilities assumed based on their respective fair values. A total of $5.9 billion, representing the excess of acquisition cost over the estimated fair value of Times Mirror's net tangible assets, has been allocated to intangible assets. Identifiable intangible assets are being amortized over periods ranging from 15 to 40 years. Goodwill is being amortized over 40 years. The estimated fair values of the assets acquired and liabilities assumed of Times Mirror are as follows (in billions):

Current assets	$0.5
Property, plant and equipment	1.0
Assets held for sale, net of tax	1.3
Identifiable intangible assets and goodwill	5.9
Other assets	1.5
Liabilities	(1.9)

Total purchase price	$8.3

        During the second quarter of 2000, Tribune announced its intention to sell Jeppesen, a former Times Mirror subsidiary that provides flight information services for airlines; Times Mirror Magazines, a publisher of special interest and leisure-oriented magazines; and AchieveGlobal, which Times Mirror has previously accounted for as a discontinued operation. Accordingly, Jeppesen, Magazines and

AchieveGlobal were classified as assets held for sale and their operating results were excluded from the consolidated statements of income. On Oct. 4, 2000, Jeppesen was sold to The Boeing Company for $1.5 billion in cash. On Oct. 31, 2000, AchieveGlobal was sold to the Institute for International Research for approximately $100 million in cash, and on Dec. 4, 2000, Times Mirror Magazines was sold to Time, Inc. for $475 million in cash. Approximately $35 million of interest expense was allocated to assets held for sale during 2000.

        Because the Times Mirror acquisition did not involve the transfer of any broadcast station licenses, approval of the FCC was not required to complete the transaction. Under the FCC's current television/newspaper cross-ownership rule, companies are generally prohibited from owning both a newspaper and a broadcast license in the same market. The FCC's policy provides, however, that newly created television/newspaper combinations may be held until the next license renewal. License renewals for Tribune television properties affected by the Times Mirror acquisition are in years 2006 (KTLA-Los Angeles and WTIC-Hartford) and 2007 (WPIX-New York). In September 2001, the FCC initiated a rulemaking proceeding addressing the cross-ownership rule. Public comments were filed in December 2001 and FCC action is expected in the second half of 2002. If the cross-ownership rule is not modified at that time or relief is not granted by the time the licenses are due for renewal, a waiver will be needed to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, Hartford and New York markets. The Company cannot predict the outcome of the FCC cross-ownership rulemaking proceeding.

Other Acquisitions—The Company completed other acquisitions totaling approximately $299 million in 2001, $214 million in 2000, and $558 million in 1999 for cash and other consideration, including, in 1999, the value of a television station that was divested in an exchange transaction. These acquisitions were accounted for as purchases. Accordingly, the results of these operations are included in the consolidated statements of income since their respective dates of acquisition. None of these acquisitions were material to the Company's consolidated financial statements.

        On Feb. 3, 2000, the Company acquired the remaining interest in Qwest Broadcasting, LLC ("Qwest"), which owned television stations WATL-Atlanta and WNOL-New Orleans, for $107 million in cash and the conversion of notes and debt. The Company had owned a 33% equity interest and convertible debt in Qwest since it was formed in 1995. The FCC's rule changes in August 1999 permit Tribune to own both WNOL and the Company's WGNO-New Orleans television station.

        In March 1999, the Company acquired the assets of television station KCPQ-Seattle, with a fair value of approximately $380 million, in exchange for its WGNX-Atlanta television station and cash.

        On Dec. 26, 2001, Tribune signed a contract with Entercom Communications Corp. ("Entercom") to manage Tribune's three Denver radio stations, KOSI-FM, KKHK-FM and KEZW-AM. On Feb. 1, 2002, under the agreement, Entercom began managing the stations for up to three years, after which Entercom will have the right to purchase the stations for $180 million. During the term of the contract, the Company will seek to identify television assets for possible acquisition through an exchange transaction. The results of the three Denver stations are included in the consolidated financial statements for all periods presented.

Supplemental Cash Flow Information—Information for acquisitions made in 2001, 2000 and 1999 is summarized in the table below (in thousands):

	2001	2000	1999
Fair value of assets acquired(1)	$371,191	$10,325,056	$608,900
Fair value of assets disposed in exchange transaction	—	—	(368,400)
Liabilities assumed and stock issued	(142,141)	(7,420,281)	(51,027)

Net cash paid	$229,050	$2,904,775	$189,473

(1)
Includes intangible assets, net of acquisition-related deferred taxes.

        Cash paid for interest and income taxes in 2001, 2000 and 1999 is summarized below (in thousands):

	2001	2000	1999
Interest (net of amounts capitalized)	$239,369	$214,364	$105,489
Income taxes	$173,736	$732,277	$220,444

        In the fourth quarter of 2000, the Company made tax payments of approximately $400 million related to assets held for sale.

Non-Operating Items—Fiscal years 2001, 2000 and 1999 included several non-operating items. Non-operating items for 2001 are summarized as follows (in thousands, except per share data):

	Shares Sold	Proceeds	Pretax Gain (Loss)	Diluted EPS
Loss on change in fair values of derivatives and related investments		$—	$(7,682)	$(.01)
Gain on sale of AOL Time Warner common stock	2,200	75,066	74,896.14
Gain on sale of other investments		25,336	3,462.01
Loss on investment write-downs		—	(145,581)	(.29)

Total non-operating items		$100,402	$(74,905)	$(.15)

        In 2001, the Company recorded a $7.7 million pretax loss on the change in fair values of its derivatives and related investments. This loss resulted primarily from a $27 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $24 million decrease in the fair value of the derivative component of the Company's PHONES. Also in 2001, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write-downs totaled $146 million and included investments accounted for under the equity method. The Company also sold 2.2 million shares of AOL Time Warner common stock and other investments during the year.

        Non-operating items for 2000 are summarized as follows (in thousands, except per share data):

	Shares Sold	Proceeds	Pretax Gain (Loss)	Diluted EPS
Loss on change in fair values of derivatives and related investments		$—	$(100,965)	$(.20)
Gain on sale of Digital City and other investment		63,501	46,493.10
Gain on sale of AOL common stock	297	16,970	13,011.03
Loss on investment write-downs		—	(107,505)	(.24)

Total non-operating items		$80,471	$(148,966)	$(.31)

        In 2000, the Company recorded a $101 million pretax loss on the change in fair values of its derivatives and related investments. This loss resulted primarily from a $747 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $636 million decrease in the fair value of the derivative component of the Company's PHONES. Also in 2000, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write-downs totaled $107.5 million. The Company also sold its Digital City investment and shares of America Online ("AOL") common stock. AOL and Time Warner, Inc. merged in January 2001 and became AOL Time Warner.

        Non-operating items for 1999 are summarized as follows (in thousands, except per share data):

	Shares Sold	Proceeds	Pretax Gain	Diluted EPS
Gain on change in fair values of derivatives and related investments		$—	$215,876	$.50
Gain on reclassification of investments		—	1,095,976	2.55
Gain on sale of WGNX subsidiary		—	348,041.80
Gain on sale of AOL common stock	2,000	94,995	94,840.23
Gain on sale of other investment		3,600	2,046	—

Total non-operating items		$98,595	$1,756,779	$4.08

        In 1999, the Company recorded a pretax gain of $215.9 million for the change in fair values of its derivatives and related investments, and a pretax gain of $1.1 billion from reclassifying certain investments from available-for-sale to trading securities.

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

        With the adoption of FAS 133 in the second quarter of 1999, the 16.0 million shares of AOL common stock and the 5.5 million shares of Mattel common stock related to the Company's PHONES and DECS, respectively, were reclassified from available-for-sale to trading securities. As a result of this change in classification, the Company was required, under the provisions of FAS 115, "Accounting for Certain Investments in Debt and Equity Securities," to recognize pretax gains totaling approximately

$1.1 billion in its second quarter 1999 statement of income. These gains represented the unrealized market appreciation on these investments through the end of the 1999 first quarter. The second quarter of 1999 also included a $3 million after-tax loss, or $.01 per diluted share, representing the cumulative effect of adopting FAS 133 as of the beginning of the second quarter. This cumulative effect resulted from adjusting the Company's derivatives to their fair values as of March 28, 1999.

        On March 1, 1999, the Company exchanged its WGNX-Atlanta television station and cash for the assets of television station KCPQ-Seattle. The divestiture of WGNX was accounted for as a sale, and the acquisition of KCPQ was recorded as a purchase. The Company recorded the assets of KCPQ at fair market value and recognized a pretax gain of $348 million. Also in 1999, the Company sold certain investments.

NOTE 3: RESTRUCTURING CHARGES

        During the 2001 second quarter, the Company announced a voluntary retirement program ("VRP"), which was offered to selected employees who were at least 50 years old and met certain other eligibility requirements. The Company implemented this program as well as various other cost reduction initiatives throughout the last three quarters of 2001. Approximately 1,700 full-time equivalent employees are being eliminated as a result of the various initiatives.

        In 2001, the Company recorded pretax restructuring charges of $152 million ($92 million after-taxes, or $.29 per diluted share) for these initiatives. Pretax restructuring charges of $140 million were recorded at the publishing segment, $7 million at the broadcasting and entertainment segment, $3 million at the interactive segment and $2 million at corporate during 2001. These restructuring charges are presented as a separate line item in the consolidated statement of income. As a result of the VRP and other cost reduction initiatives, the Company expects annual pretax savings, principally in compensation expense, of approximately $60 million. Savings began in the fourth quarter of 2001 and are expected to be fully realized in fiscal 2002.

        Accruals for the restructuring charges are included in "other current liabilities" on the consolidated balance sheet and amounted to $21 million at Dec. 30, 2001. The accruals primarily consist of costs related to severance and lease termination costs. The accruals will be paid within the next year. The enhanced early retirement pension costs will be funded primarily through excess pension plan assets.

        A summary of the significant components of the pretax restructuring charges for the year ended Dec. 30, 2001, is as follows (in millions):

	Publishing	Broadcasting	Interactive	Corporate	Total
Severance costs	$27.1	$2.5	$1.5	$0.4	$31.5
Enhanced early retirement pension costs	77.4	1.5	0.6	—	79.5
Enhanced retiree medical benefit costs	12.1	0.1	—	—	12.2
Asset disposals	7.0	1.4	0.5	0.4	9.3
Lease termination costs	7.3	—	—	—	7.3
Other costs.	9.5	1.1	0.3	1.2	12.1

Total	$140.4	$6.6	$2.9	$2.0	$151.9

        A summary of the activity with respect to the 2001 restructuring accrual is as follows (in millions):

Restructuring accrual at Dec. 31, 2000	$—
Restructuring charges(1)	50.7
Payments	(29.7)

Restructuring accrual at Dec. 30, 2001	$21.0

(1)
Represents severance costs, lease termination and certain other costs included in the restructuring accrual.

NOTE 4: DISCONTINUED OPERATIONS

        On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies for approximately $686 million, including a related tax benefit of $22 million. The Company received $642 million in cash in the third quarter of 2000, and the remaining proceeds were received in January 2001. In the second quarter of 2000, Tribune recorded a one-time, after-tax loss on the sale of approximately $96 million. The accompanying consolidated financial statements reflect the education segment as discontinued operations for all periods presented. Discontinued operations are summarized as follows (in thousands):

	2001	2000	1999
Income from operations, net of tax	$—	$9,743	$21,807
Loss on disposal, net of tax benefit of $22 million and income during the holding period	—	(95,758)	—

Income (loss) from discontinued operations, net of tax	$—	$(86,015)	$21,807

        The education segment reported operating revenues of $170 million for the first half of 2000 and $340 million for fiscal year 1999.

NOTE 5: PRO FORMA INFORMATION

        The following table presents the unaudited pro forma results of operations of the Company for fiscal years 2000 and 1999 as if the Times Mirror acquisition, the sale of the education segment, the acquisition of Qwest and the dispositions discussed in Notes 2 and 4 had occurred at the beginning of the earliest year presented. The pro forma results may not be indicative of the results that would have been reported if the transactions had actually occurred at the beginning of the year presented, or of results that may be attained in the future. The following unaudited pro forma results do not reflect any synergies anticipated by the Company as a result of the acquisitions (in thousands, except per share data).

	2000		1999
	As Reported	Pro Forma	As Reported	Pro Forma
Operating revenues	$4,950,830	$5,716,233	$2,923,405	$5,522,909
Income from continuing operations before cumulative effect of change in accounting principle	$310,401	$333,566	$1,449,962	$1,461,013
Net income	$224,386	$333,566	$1,468,709	$1,457,953
Basic EPS from continuing operations	$1.06	$1.00	$6.02	$4.63
Basic EPS	$0.74	$1.00	$6.11	$4.63
Diluted EPS from continuing operations	$0.99	$0.94	$5.48	$4.19
Diluted EPS	$0.70	$0.94	$5.56	$4.19

NOTE 6: INVENTORIES

        Inventories consisted of the following (in thousands):

	Dec. 30, 2001	Dec. 31, 2000
Newsprint (at LIFO)	$37,607	$41,345
Supplies and other	11,835	9,987

Total inventories	$49,442	$51,332

        Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $6.0 million at Dec. 30, 2001 and $10.2 million at Dec. 31, 2000.

NOTE 7: INTANGIBLE ASSETS

        Intangible assets consisted of the following (in thousands):

	Dec. 30, 2001	Dec. 31, 2000
Goodwill	$5,953,859	$5,717,894
Newspaper mastheads	1,872,798	1,872,798
FCC licenses	1,100,760	1,098,889
Network affiliation agreements	235,200	232,300
Subscribers	204,035	137,955
Other	3,072	3,360

Total intangible assets	9,369,724	9,063,196
Less accumulated amortization	(807,451)	(566,414)

Net intangible assets	$8,562,273	$8,496,782

        See Note 1 for a discussion of FAS 142, "Goodwill and Other Intangible Assets," which becomes effective in the first quarter of 2002.

NOTE 8: TMCT I AND TMCT II

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

        At Dec. 30, 2001, the assets of TMCT I included 12.5 million shares of the Company's common stock and 442,596 shares of the Company's Series C preferred stock (collectively, "TMCT I Shares"); eight real properties ("Real Properties") and a portfolio of fixed income and equity investments ("TMCT I Portfolio"). The Real Properties were contributed to TMCT I by Times Mirror and are being leased by the Company from TMCT I. The lease is being accounted for as a capital lease. Accordingly, the Real Properties are included in the Company's consolidated balance sheet and continue to be depreciated, and the lease obligation is included as a capitalized real estate lease obligation in the Company's outstanding debt obligations (see Note 10). At Aug. 8, 2009, the end of the lease term, the Company has the option to purchase all of the Real Properties for their fair market value. If the Real Properties are not purchased by the Company, they will remain the assets of TMCT I and may, as provided for under the terms of the lease agreement, be leased by the Company at a fair value rent. The lease provides for two additional 12-year lease terms with fair value purchase options at the end of each lease term.

        The Company and the Chandler Trusts share in the cash flow of the various assets held by TMCT I. The cash flow from the Real Properties and the TMCT I Portfolio is largely allocated to the Chandler Trusts, while the cash flow from the TMCT I Shares is largely allocated to the Company. Due to the allocations of the economic benefits in TMCT I, for financial reporting purposes 80% of the TMCT I Shares are included in treasury stock, 80% of the preferred stock dividends on the Series C preferred stock are excluded from preferred stock dividends and 80% of the dividends on the common stock are effectively eliminated. The Company accounts for its 20% investment in the TMCT I Portfolio under the equity method. The Company's investment totaled $103.8 million and $86.8 million at Dec. 30, 2001 and Dec. 31, 2000, respectively. In 2001, the Company recognized equity income of $3 million related to this investment. From April 17, 2000 through Dec. 31, 2000, the Company recognized equity income of $2 million related to this investment.

TMCT II—In 1999, Times Mirror completed a second transaction involving agreements with the Chandler Trusts, resulting in the formation of a new limited liability company, TMCT II, LLC ("TMCT II").

        At Dec. 30, 2001, the assets of TMCT II included 38.9 million shares of the Company's common stock, 380,972 shares of the Company's Series D-1 preferred stock and 245,100 shares of the Company's Series D-2 preferred stock (collectively, "TMCT II Shares"); preferred units issued by operating partnerships of eight unrelated real estate investment trusts ("REIT Interests"); and a portfolio of fixed income and equity investments ("TMCT II Portfolio"). TMCT II may invest a total of $560 million in venture capital or private equity investments. TMCT II recognizes unrealized losses on its venture capital and private equity investments and defers the recognition of unrealized gains on these investments until realized.

        The Company and the Chandler Trusts share in the cash flow of the various assets held by TMCT II. The cash flow from the REIT Interests and the TMCT II Portfolio is largely allocated to the Chandler Trusts. The cash flow from the TMCT II Shares is largely allocated to the Company. Due to the allocations of the economic benefits in TMCT II, for financial reporting purposes 80% of the TMCT II Shares are included in treasury stock, 80% of the preferred stock dividends on the Series D-1 and D-2 preferred stock are excluded from preferred stock dividends and 80% of the dividends on the common stock are effectively eliminated. The Company accounts for its 20% investments in the REIT Interests and the TMCT II Portfolio under the equity method. The Company's investment totaled $215.3 million and $245.8 million at Dec. 30, 2001 and Dec. 31, 2000, respectively. In 2001, the Company recognized $11 million of equity income related to these investments. In addition, during 2001 the Company recorded a pretax loss of $16 million to write-down certain investments in the TMCT II portfolio. From April 17, 2000 through Dec. 31, 2000, the Company recognized $10 million of equity income related to these investments. During 2000, the Company recorded a pretax loss of $5 million to write-down certain investments in the TMCT II portfolio.

        For both TMCT I and TMCT II, the LLC agreements have no specific term, and the dissolution and distribution of assets requires the mutual consent of the Company and the Chandler Trusts. Neither TMCT I or TMCT II have outstanding debt.

        For financial reporting purposes, the following number of shares held by TMCT I and TMCT II have been included as treasury stock and are excluded from EPS calculations: 41.1 million shares of common stock; 354,077 shares of Series C preferred stock; 304,778 shares of Series D-1 preferred stock; and 196,080 shares of Series D-2 preferred stock.

NOTE 9: INVESTMENTS

        Investments consisted of the following (in thousands):

	Dec. 30, 2001	Dec. 31, 2000
Mattel stock related to DECS	$—	$79,709
AOL Time Warner stock related to PHONES debt	529,600	556,800
Other cost method investments	245,872	414,930
Equity investments in TMCT I and TMCT II	319,087	332,609
Other equity method investments	253,266	287,971
Debt securities	61,689	60,664

Total investments	$1,409,514	$1,732,683

        During 2001, the Company sold 2.2 million shares of AOL Time Warner stock, which resulted in a pretax gain of $74.9 million. Also in 2001, the Company sold several other investments for a pretax gain of $3.5 million.

        During 2000, the Company sold 297,000 of AOL Time Warner shares, resulting in a pretax gain of $13.0 million (see Note 2).

        In the third quarter of 2000, the Company invested $107 million in Career Holdings, a joint venture between the Company and Knight Ridder. Career Holdings absorbed the operations of CareerPath.com and acquired CareerBuilder. In November 2001, CareerBuilder acquired Headhunter.net for approximately $200 million. The Company and Knight Ridder each contributed half of the purchase price.

        In April 1999, the Company issued 8.0 million PHONES, indexed to the value of 16.0 million shares of AOL Time Warner common stock (see Notes 1 and 10).

        In 1998, the Company issued 4.6 million DECS, indexed to the value of 5.5 million shares of Mattel common stock. The DECS matured on Aug. 15, 2001. The Company settled the 4.6 million DECS by delivering 5.5 million shares of Mattel common stock (see Notes 1 and 10).

        At Dec. 30, 2001, the Company's investments included primarily the cost method investments in public companies and equity method investments in private companies shown in the table below:

Cost Method Investments(1)		Equity Method Investments(1)
Public Companies	% Owned	Private Companies	% Owned
AOL Time Warner(2)	0.4%	BrassRing	20%
APAC Customer Service	3.9%	CareerBuilder	48%
iVillage	1.5%	Central Florida News 13	50%
Lightspan	3.9%	Classified Ventures	28%
		Legacy.com	46%
		TMCT I(3)	20%
		TMCT II(3)	20%
		TV Food Network	31%
		The WB Television Network	25%

(1)
The Company does not guarantee any indebtedness for any of its investees.
(2)
Consists of 20.0 million shares, which include 16.0 million shares related to the PHONES.
(3)
See Note 8 for further discussion.

        In 2001 and 2000, the Company concluded that the decline in the value of certain public and private investments was other than temporary and wrote down the investments to fair value. The loss in 2001 included write-downs of investments accounted for under the equity method of accounting. Non-cash, pretax losses of $145.6 million and $107.5 million in 2001 and 2000, respectively, are presented as a separate line item in the consolidated statement of income (see Note 2).

        For investments classified as available-for-sale and recorded at fair value under FAS 115, the aggregate cost basis, unrealized gain and fair value were as follows (in thousands):

	Dec. 30, 2001			Dec. 31, 2000
	Cost Basis	Unrealized Gain	Fair Value	Cost Basis	Unrealized Gain	Fair Value
Marketable equity securities	$37,233	$110,557	$147,790	$33,586	$208,967	$242,553
Debt securities	61,689	—	61,689	60,664	—	60,664

        The difference between cost and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income component of shareholders' equity and amounted to a net gain of $67.4 million at Dec. 30, 2001 and $127.9 million at Dec. 31, 2000. The cost bases of the investments in the tables above are net of write-downs recorded in the consolidated statements of income.

NOTE 10: LONG-TERM DEBT

        Long-term debt consisted of the following (in thousands):

	Dec. 30, 2001	Dec. 31, 2000
Commercial paper, weighted average interest rate of 2.0% and 6.6%	$905,684	$513,605
Medium-term notes, weighted average interest rate of 6.2%, due 2001-2008	1,032,115	1,036,615
8.4% guaranteed ESOP notes, due 2001-2003	66,255	97,517
6.25% DECS, matured in August 2001	—	78,488
4.25% PEPS, matured in March 2001	—	20,736
6.25% notes due 2026, put back at par in 2001	—	100,000
6.65% notes matured in October 2001, net of unamortized discount of $551	—	199,449
Capitalized real estate obligation, effective interest rate of 7.7%, expiring 2009 (see Note 8)	110,786	121,153
7.45% notes due 2009, net of unamortized discount of $5,630 and $6,351	394,370	393,649
7.25% debentures due 2013, net of unamortized discount of $6,914 and $7,517	141,301	140,698
LYONs due 2017, net of unamortized discount of $207,456 and $217,498	291,644	281,602
7.5% debentures due 2023, net of unamortized discount of $5,139 and $5,372	93,611	93,378
6.61% debentures due 2027, net of unamortized discount of $8,009 and $8,315	241,991	241,685
7.25% debentures due 2096, net of unamortized discount of $19,055 and $19,242	128,945	128,758
Other notes and obligations	4,880	1,112

Total debt excluding PHONES	3,411,582	3,448,445
Less portions due within one year	(410,890)	(141,404)

Long-term debt excluding PHONES	3,000,692	3,307,041
2% PHONES debt related to AOL Time Warner stock, due 2029	684,000	700,000

Total long-term debt	$3,684,692	$4,007,041

Medium-Term Notes—Notes issued under these programs generally have maturities from one to eight years and may not be redeemed by the Company prior to maturity. As part of the Series D medium-term note program, the Company sold $100 million of 6.25% notes in 1996 that mature in 2026. These notes were put back to the Company in 2001 at 100% of the principal amount, plus accrued interest.

ESOP Notes—The notes issued by the Company's ESOP are unconditionally guaranteed by the Company as to payment of principal and interest (see Note 17). Therefore, the unpaid balance of these borrowings is reflected in the accompanying consolidated balance sheets as long-term debt. An amount equivalent to the unpaid balance of these borrowings, representing unearned employee compensation, is recorded as a reduction of shareholders' equity. The ESOP notes may be put to the Company if both Moody's and Standard & Poor's rate the Company's senior debt below "Baa3" and "BBB-," respectively. The Company's current Moody's and Standard & Poor's senior debt ratings are "A2" and "A," respectively.

Debt Exchangeable for Common Stock Securities ("DECS")—In 1998, the Company issued 4.6 million of DECS with a principal amount of approximately $128.5 million related to its investment in The Learning Company common stock. In 1999, Mattel acquired The Learning Company. Prior to the second quarter of 1999, the DECS were recorded at maturity value. The difference between the DECS face value and maturity value, net of related tax effects, was recorded in the accumulated other comprehensive income component of shareholders' equity. Upon adoption of FAS 133 in the second quarter of 1999, the DECS were bifurcated into a debt component and a derivative component. Changes in the fair value of the derivative component of the DECS were then recorded in the consolidated statement of income until their maturity date. The DECS matured on Aug. 15, 2001 and were repaid with 5.5 million shares of Mattel common stock.

Premium Equity Participating Securities ("PEPS")—The PEPS, which the Company assumed in connection with the Times Mirror merger, were related to an investment in 0.7 million shares of AOL Time Warner common stock. Under the provisions of FAS 133, the PEPS consisted of a debt component and a derivative component. Changes in the fair value of the derivative component of the PEPS were recorded in the consolidated statement of income until their maturity date. The PEPS matured on March 15, 2001 and were repaid with $26.2 million in cash.

Interest Rate Swaps—The Company is currently a party to one interest rate swap agreement assumed in connection with the Times Mirror merger. This swap agreement relates to the $100 million of 7.5% debentures due in 2023 and effectively converts the fixed 7.5% rate to a variable rate based on LIBOR. Another swap agreement which was associated with the $200 million of 6.65% notes, matured in October 2001. Changes in the fair value of these interest rate swap agreements are included in the other comprehensive income component of shareholders' equity.

6.61% Debentures—In connection with the Times Mirror acquisition, the Company assumed $250.0 million of 6.61% Debentures due Sept. 15, 2027 ("Debentures"). The Debentures are redeemable at the option of the Company, in whole or in part, at any time after Sept. 15, 2004 at a redemption price equal to the greater of (a) 100% of the principal amount or (b) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date. The Debentures may be put to the Company on Sept. 15, 2004 at 100% of face value plus accrued interest.

Liquid Yield Options Notes ("LYONs")—The LYONs are zero coupon subordinated notes with an aggregate face value of $500 million and yield to maturity of 3.5%. Each LYON has a $1,000 face value and is convertible at the option of the holder at any time prior to maturity. At Dec. 30, 2001, 499,059 LYONs were outstanding. If conversion is elected, the Company will, at its option, deliver (a) 14.57 shares of common stock per LYON or (b) cash equal to the market value of such shares. On or after April 15, 2002, the LYONs may be redeemed at any time by the Company for cash equal to the issuance price plus accrued original discount through the date of redemption. In addition, each LYON may be purchased by the Company, at the option of the holder, on April 15, 2002, 2007 or 2012. The amount payable for each LYON at these dates is approximately $495, $625 and $791, respectively, which is equal to the issuance price plus accrued original discount through the date of redemption. The Company, at its option, may elect to pay the amount in cash or shares.

Exchangeable Subordinated Debentures due 2029 ("PHONES")—In 1999, the Company issued 8.0 million PHONES for an aggregate principal amount of approximately $1.3 billion (see Note 1). The principal amount was equal to the value of 16.0 million shares of AOL common stock at the closing price of $78.50 per share on April 7, 1999. The PHONES will be redeemed at maturity at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. Under the provisions of FAS 133, the PHONES consist of a discounted debt component and a derivative component. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. At Dec. 30, 2001 and Dec. 31, 2000, the discounted debt component and derivative component of the PHONES were as follows (in thousands):

	Dec. 30, 2001	Dec. 31, 2000
PHONES Debt:
Discounted debt component	$413,900	$405,800
Derivative component (at fair value)	270,100	294,200

Total	$684,000	$700,000

AOL Time Warner stock related to PHONES (at fair value)	$529,600	$556,800

        Interest on the debentures is paid quarterly at an annual rate of 2%. The Company also records non-cash interest expense on the discounted debt component of the PHONES. At any time, holders of the PHONES may exchange a PHONES for an amount of cash equal to 95% (or 100% under certain circumstances) of the market value of two shares of AOL Time Warner common stock. The Company may redeem the PHONES at any time for the higher of $157 per PHONES or the then market value of two shares of AOL Time Warner common stock, subject to certain adjustments.

Other—Notes issued under the commercial paper program have maturities of less than 90 days. The Company intends to refinance $540 million of commercial paper and $60 million of medium-term notes, scheduled to mature by Dec. 30, 2002, and has the ability to do so on a long-term basis through existing revolving credit agreements. Accordingly, these notes were classified as long-term and treated as maturing in fiscal year 2005. At Dec. 30, 2001, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.2 billion, of which $600 million expires in April 2002 and $600 million expires in December 2005. No amounts were borrowed under these revolving credit agreements at Dec. 30, 2001. These agreements contain various interest rate options and provide for annual fees based on a percentage of the commitment. Such fees totaled approximately $1.6 million in 2001 and $1.0 million in both 2000 and 1999. Certain debt agreements limit the amount of secured debt the Company can incur without equally and ratably securing additional borrowings under those agreements.

Maturities—Debt at Dec. 30, 2001, matures as shown below (in thousands):

2002	$410,890
2003	105,150
2004	193,303
2005	792,083
2006	308,548
Thereafter	2,285,608

Total	$4,095,582

        Long-term debt due within one year at Dec. 30, 2001 includes $366 million of commercial paper, the current portions of the ESOP note and the capitalized real estate obligation. The Company intends to refinance the commercial paper upon maturity. The commercial paper is supported by the Company's $600 million revolving credit agreement that expires in April 2002. The Company intends to renegotiate the revolving credit facility. However, since the Company does not currently have the ability to refinance all of its commercial paper on a long-term basis through existing credit agreements, the $366 million of commercial paper is included in long-term debt due within one year.

NOTE 11: CONTRACTS PAYABLE FOR BROADCAST RIGHTS

        Contracts payable for broadcast rights are classified as current or long-term liabilities in accordance with the payment terms of the contracts. Required payments under contractual agreements for broadcast rights recorded at Dec. 30, 2001 are shown in the table below (in thousands):

2002	$298,165
2003	194,540
2004	120,049
2005	60,380
2006	36,562
Thereafter	111,323

Total	$821,019

NOTE 12: FAIR VALUE OF FINANCIAL INSTRUMENTS

        Estimated fair values and carrying amounts of the Company's financial instruments were as follows (in thousands):

	Dec. 30, 2001		Dec. 31, 2000
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cost method investments	$775,622	$775,472	$1,054,960	$1,051,439
Debt securities	61,689	61,689	60,664	60,664
Debt	4,183,915	4,095,582	4,141,697	4,148,445
Contracts payable for broadcast rights	733,156	821,019	614,807	662,167

        The following methods and assumptions were used to estimate the fair value of each category of financial instruments.

Cost Method Investments and Debt Securities—Cost method investments in public companies and debt securities were recorded at fair value in the consolidated balance sheets (see Notes 1 and 9). Cost method investments in private companies were recorded at cost, net of write-downs, and fair value was generally estimated based on prices recently paid for shares in those companies. Investments in marketable securities are recorded at cost and fair value was based on quoted market prices.

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

NOTE 13: COMMITMENTS AND CONTINGENCIES

        The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not included in the financial statements. These commitments totaled $297 million at Dec. 30, 2001. Payments for broadcast rights generally commence when the programs become available for broadcast.

        The Company had commitments totaling $360 million at Dec. 30, 2001 related to the purchase of inventory, property, plant and equipment and talent contracts. The Company leases certain equipment and office and production space under various operating leases. Lease expense for 2001, 2000 and 1999 was $68.6 million, $55.9 million and $27.8 million, respectively. The table below presents the future minimum lease payments to be made under non-cancelable operating leases at Dec. 30, 2001 (in thousands):

2002	$54,973
2003	49,340
2004	43,588
2005	36,312
2006	29,705
Thereafter	89,850

Total	$303,768

        The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies. See Note 14 for a discussion of a potential income tax liability related to Times Mirror's 1998 dispositions of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

NOTE 14: INCOME TAXES

        The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to income taxes reported in the consolidated statements of income (in thousands):

	2001	2000	1999
Income from continuing operations before income taxes, minority interest and accounting change	$268,951	$597,087	$2,383,943

Federal income taxes at 35%	$94,133	$208,980	$834,380
State and local income taxes, net of federal tax benefit	18,308	29,196	94,486
Amortization of intangibles	45,107	33,848	11,263
Other	267	(1,673)	(6,148)

Income taxes reported	$157,815	$270,351	$933,981

Effective tax rate	58.7%	45.3%	39.2%

        Components of income tax expense charged to income were as follows (in thousands):

	2001	2000	1999
Currently payable:
U.S. federal	$159,650	$306,452	$252,535
State and local	32,730	52,635	47,778

Sub-total	192,380	359,087	300,313
Deferred:
U.S. federal	(29,975)	(75,372)	536,084
State and local	(4,590)	(13,364)	97,584

Sub-total	(34,565)	(88,736)	633,668

Total	$157,815	$270,351	$933,981

        Significant components of the Company's net deferred tax liabilities were as follows (in thousands):

	Dec. 30, 2001	Dec. 31, 2000
Net properties	$188,296	$208,319
Net intangible assets	1,215,349	1,164,425
Pensions	302,423	304,814
Investments	490,914	563,619
PHONES interest	81,757	49,570
Other future taxable items	28,224	54,059

Total deferred tax liabilities	2,306,963	2,344,806

Broadcast rights	(15,442)	(16,157)
Postretirement and postemployment benefits other than pensions	(67,252)	(57,369)
Deferred compensation	(67,388)	(37,417)
Other accrued liabilities	(113,864)	(122,539)
Accrued employee compensation and benefits	(28,925)	(27,419)
Accounts receivable	(24,203)	(16,217)
Other investments	(18,968)	(17,034)
Other future deductible items	(7,557)	(24,354)

Total deferred tax assets	(343,599)	(318,506)

Net deferred tax liability	$1,963,364	$2,026,300

        During 1998, Times Mirror disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service ("IRS") has audited the transactions and disagreed with the position taken by Times Mirror. The IRS audit team issued a notice of proposed adjustment in 2001 to increase 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company's federal and state income tax liability would be approximately $600 million, plus interest. As of Dec. 30, 2001, the interest on the proposed taxes due would be approximately $160 million. The IRS has also asserted tax penalties of 20% relating to these transactions. The Company will protest the IRS proposed adjustment and related tax penalties and intends to vigorously defend its position in this matter. A tax reserve of $180 million, plus interest, relating to these transactions is included in non-current liabilities on the consolidated balance sheet. The resolution of these issues is unpredictable and could result in a tax liability that is significantly higher or lower than that which has been provided by the Company.

NOTE 15: PENSION AND POSTRETIREMENT BENEFITS

Employee Pension Plans—In connection with the establishment of the Tribune Company's ESOP in 1988, Tribune amended its company-sponsored pension plan for employees not covered by a collective bargaining agreement. The Tribune Company pension plan continued to provide substantially the same pension benefits as under the pre-amended plan until December 1998. After this date, Tribune pension benefit credits were frozen in terms of pay and service.

        In connection with the Times Mirror acquisition, the Company assumed defined benefit pension plans and various other contributory and non-contributory retirement plans covering substantially all of Times Mirror's former employees. In general, benefits under the Times Mirror defined benefit plans are based on years of service and the employee's compensation during the last five years of employment. The majority of Times Mirror's former employees are covered by one defined benefit plan. Funding for this plan is not expected to be required in the near future as the plan is overfunded. Benefits provided by Times Mirror's Employee Stock Option Plan ("Times Mirror ESOP") are coordinated with certain pension benefits and, as a result, the defined benefit plan obligations are net of the actuarially equivalent value of the benefits earned under the Times Mirror ESOP. The maximum offset is equal to the value of the benefits earned under the defined benefit plan.

        The Company also maintains several small plans for other employees. The pension plans' assets consist primarily of listed common stocks and bonds. The Company's portion of assets and liabilities for multi-employer union pension plans is not determinable.

        During the second quarter of 2001, the Company announced a Voluntary Retirement Program ("VRP") for employees (see Note 3). The VRP was funded primarily through excess pension plan assets.

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

        Summarized information for the Company's pension and postretirement plans, including those assumed in the Times Mirror acquisition, is provided below (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Dec. 30, 2001	Dec. 31, 2000	Dec. 30, 2001	Dec. 31, 2000
Change in benefit obligation:
Benefit obligation, beginning of year	$1,026,095	$357,488	$149,177	$43,700
Service cost	17,489	16,368	3,171	2,633
Interest cost	77,009	58,607	11,055	7,757
Times Mirror acquisition	—	632,004	—	110,362
Special VRP termination benefits	79,553	—	12,187	—
Actuarial (gain) loss	94,295	3,390	38,117	(8,062)
Benefits paid	(148,274)	(41,762)	(10,256)	(7,213)

Benefit obligation, end of year	1,146,167	1,026,095	203,451	149,177

Change in plans' assets:
Fair value of plans' assets, beginning of year	1,745,653	510,477	—	—
Times Mirror acquisition	—	1,323,608	—	—
Actual return (loss) on plans' assets	(113,035)	(48,787)	—	—
Employer contributions	4,200	2,117	10,256	7,213
Benefits paid	(148,274)	(41,762)	(10,256)	(7,213)

Fair value of plans' assets, end of year	1,488,544	1,745,653	—	—

Funded (underfunded) status of the plans	342,377	719,558	(203,451)	(149,177)
Unrecognized net actuarial (gain) loss	469,901	86,187	30,469	(8,625)
Unrecognized prior service cost	1,507	1,623	59	65
Unrecognized transition asset	(2,553)	(4,268)	—	—

Prepaid (accrued) benefit cost	$811,232	$803,100	$(172,923)	$(157,737)

        The components of net periodic benefit cost (credit) for Company-sponsored plans were as follows (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2001	2000	1999	2001	2000	1999
Service cost	$17,489	$16,368	$375	$3,171	$2,633	$303
Interest cost	77,009	58,607	26,267	11,055	7,757	3,073
Expected return on plans' assets	(175,819)	(134,412)	(36,681)	—	—	—
Recognized actuarial gain	(565)	(368)	(105)	(977)	(1,165)	—
Amortization of prior service costs	116	105	(56)	6	7	6
Amortization of transition asset	(1,715)	(1,570)	(1,570)	—	—	—

Total before special VRP termination benefits	(83,485)	(61,270)	(11,770)	13,255	9,232	3,382
Special VRP termination benefits	79,553	—	—	12,187	—	—

Net periodic benefit cost (credit)	$(3,932)	$(61,270)	$(11,770)	$25,442	$9,232	$3,382

        Weighted average assumptions used each year in accounting for pension benefits and other postretirement benefits were:

	Pension Benefits		Other Postretirement Benefits
	2001	2000	2001	2000
Discount rate for expense	7.75%	7.75%	7.75%	7.75%
Discount rate for obligations	7.25%	7.75%	7.25%	7.75%
Increase in future salary levels	4.0%	4.0%	—	—
Long-term rate of return on plans' assets	9.75%	9.75%	—	—

        In 2002, the Company expects to lower its long-term rate of return assumption to 9.0%. At Dec. 30, 2001, the Company's prepaid pension asset included an unrecognized net actuarial loss of $470 million. A significant portion of this net actuarial loss resulted from the difference between the Company's expected $176 million return on plan assets and the actual $113 million loss on plan assets in 2001. In accordance with FAS 87, "Employers' Accounting for Pensions," the actuarial loss will be recognized in the net periodic pension credit over the estimated average remaining service period of active employees expected to receive benefits. The Company's policy is to incorporate asset-related gains and losses into the asset value used to calculate the expected return on plan assets and into the calculation of amortization of unrecognized net actuarial loss over a four year period. As a result of all these factors, the Company's net pension credit (before the VRP-related charge in 2001) is expected to decline by approximately $30 million in 2002.

Health Care Cost Trend Rates—For purposes of measuring 2001 health care costs, a 7.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease to 5.0% for 2003 and remain at that level thereafter. For purposes of measuring health care obligations at Dec. 30, 2001, a 10.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5.0% for 2007 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$1,276	$(1,076)
Benefit obligation	$15,240	$(11,318)

NOTE 16: CAPITAL STOCK AND SHARE PURCHASE PLAN

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

Series C, D-1 and D-2 Convertible Preferred Stock—In connection with the June 12, 2000 merger with Times Mirror, outstanding shares of Times Mirror cumulative, non-voting preferred stock were converted into shares of Tribune preferred stock with similar terms. An additional 0.2 million shares of preferred stock, net of treasury stock, were issued due to the conversion. Series C convertible preferred stock is cumulative, non-voting preferred stock, which is entitled to annual dividends of 8%, based on liquidation value. Annual dividends for Series D-1 and D-2 were paid at the rate of 5.8% in 2001 and will be paid at the rate of 6.01% in 2002, based on liquidation value. Dividends on Series D-1 and D-2 preferred stocks will increase ratably from 2002 until 2011 pursuant to a predetermined schedule. Series C, D-1 and D-2 convertible preferred stocks relate to Times Mirror recapitalization transactions whereby TMCT I and TMCT II (see Note 8) were formed. Series C, D-1 and D-2 preferred stocks are convertible into the Company's common stock in 2025 and thereafter. The conversion factor is calculated by dividing $500 plus accrued and unpaid dividends by the average closing prices of the Company's common stock for the 20 trading days immediately preceding the conversion date. The maximum number of common stock into which Series D-2 convertible preferred stock can be converted is 7.5 million shares.

Common Stock—On June 13, 2000, the Company increased the number of authorized shares of common stock from 400 million to 1.4 billion. At Jan. 24, 2002, there were 7,450 holders of record.

Treasury Common Stock—The Board from time to time has authorized the repurchase of shares of the Company's common stock in the open market or through private transactions to be used for employee benefit programs and other purposes. During 2001, the Company repurchased 6.4 million shares of its common stock in the open market for $265 million. At Dec. 30, 2001, the Company had authorization to repurchase an additional $1.7 billion of its common stock. At Dec. 30, 2001, 83.6 million treasury shares were held by TMCT I, TMCT II and other affiliates of the Company.

Treasury Common Stock Held by Tribune Stock Compensation Fund ("TSCF")—The TSCF purchases shares of the Company's common stock for the purpose of funding certain existing stock-based compensation plans. As part of the treasury stock repurchase authorization, the TSCF purchased 1.2 million shares of the Company's common stock for $51 million in 2001. At Dec. 30, 2001, 0.2 million shares were available for future funding. Any shares acquired by the TSCF that are not utilized must be disposed of by December 2003.

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

NOTE 17: INCENTIVE COMPENSATION AND STOCK PLANS

Defined Contribution Plans—The Company maintains various qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. Company contributions to these plans were $19.2 million, $11.4 million, and $3.4 million in 2001, 2000 and 1999, respectively. The plans allow participants to invest their savings in various investments including the Company's common stock. The Company had 1.6 million shares of common stock reserved for possible issuance under these plans at Dec. 30, 2001.

Employee Stock Purchase Plan—This plan permits eligible employees to purchase the Company's common stock at 85% of market price. The Company's only expense relating to this plan is for its administration. During 2001, 2000 and 1999, 785,659, 651,899, and 402,208 shares, respectively, were sold to employees under this plan. A total of 16 million shares can be purchased under this plan. As of Dec. 30, 2001, a total of 5.6 million shares remained available for sale. The weighted average fair value of shares sold in 2001 was $38.50.

Employee Stock Ownership Plan ("ESOP")—In 1988, the Company established an ESOP as a long-term employee benefit plan. In connection therewith, the ESOP purchased, in 1988 and 1989, approximately 3.2 million common shares and 1.59 million Series B convertible preferred shares of the Company at an aggregate cost of $375 million. The ESOP provides for the awarding of shares of the Company's preferred and common stock on a noncontributory basis to eligible employees of the Company not covered by a collective bargaining agreement. At Dec. 30, 2001, 18.3 million shares of common stock were reserved for issuance in connection with this plan.

        Shares of stock held by the ESOP have been placed with the ESOP Trustee and are allocated to eligible employees annually. These common and preferred shares are allocated in the same proportion that the current year's principal and interest payments bear to the total principal and interest to be paid over the lives of the related borrowings. Each preferred share is convertible into 16 shares of the Company's common stock. The ESOP Trustee must convert the preferred shares when making distributions to participants upon their withdrawal from the ESOP. If at the time of such conversion the price of the Company's common stock is below $13.75 per share, the Company must, at its option, either pay the difference in cash or issue additional common stock. At Dec. 30, 2001, outstanding preferred shares allocated and committed to be released were 849,604 and 100,892, respectively, and outstanding common shares allocated were 2,049,598.

        The Company recognizes expense for this plan based upon cash contributions it makes to the ESOP. The ESOP services its debt requirements with amounts received from preferred dividends and Company contributions. ESOP debt service activity is summarized as follows (in thousands):

	2001	2000	1999
Debt Requirements:
Principal	$31,262	$30,078	$28,900
Interest	8,191	10,718	13,146

Total	$39,453	$40,796	$42,046

Debt Service:
Dividends	$19,488	$20,702	$21,910
Company cash contributions	19,965	20,094	20,136

Total	$39,453	$40,796	$42,046

1997 Incentive Compensation Plan—In 1997, the 1992 Long-Term Incentive Plan was replaced with the 1997 Incentive Compensation Plan. At Dec. 30, 2001, remaining options outstanding under the 1992 plan totaled 0.6 million shares, all of which were exercisable. The 1997 plan provides for the granting of awards to eligible employees in any one or combination of stock options, performance equity program awards and annual management incentive program bonuses. At Dec. 30, 2001, options outstanding under the 1997 plan totaled 27.8 million shares, of which 12.2 million shares were exercisable. At Dec. 30, 2001, a total of 22.6 million shares were available for award under the 1997 plan.

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

        The performance equity portion of the 1997 plan provides for the awarding of common stock to key employees if certain financial goals are met over a period not less than two years. The Company recorded $15.9 million of expense in 1999 related to allocations made in 1997 and distributed in 2000 under this portion of the plan. No further stock awards are expected to be made under this portion of the plan.

        A summary of stock option activity and weighted average prices follows (shares in thousands):

	2001		2000		1999
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of year	38,132	$30.29	19,257	$33.69	17,964	$27.18
Granted	9,025	$40.30	8,010	$39.01	10,762	$38.04
Conversion of Times Mirror Options	—	—	16,065	$21.28	—	—
Exercised	(4,500)	$26.28	(4,166)	$25.85	(8,904)	$26.10
Cancelled	(722)	$40.23	(1,034)	$37.29	(565)	$30.38

Outstanding, end of year	41,935	$32.71	38,132	$30.29	19,257	$33.69

Exercisable, end of year	26,336	$29.36	24,414	$26.92	3,716	$23.29

        The following table summarizes information about stock options outstanding and options exercisable, excluding the converted Times Mirror options, at Dec. 30, 2001 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$10.32-$32.13	4,897	6.25	$28.69	2,717	$25.97
$32.19-$38.22	5,112	5.60	$35.00	3,744	$35.23
$38.25-$38.63	4,553	8.10	$38.62	1,215	$38.62
$38.64-$40.18	7,547	8.91	$40.14	377	$39.56
$40.19-$60.88	6,316	5.10	$44.85	4,773	$45.81

        The stock options assumed in connection with the Times Mirror acquisition are fully vested and exercisable. The following table summarizes information about the converted Times Mirror stock options outstanding and options exercisable at Dec. 30, 2001 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$ 3.74-$18.71	2,536	4.36	$15.29	2,536	$15.29
$18.72-$22.45	3,639	7.30	$21.51	3,639	$21.51
$22.46-$37.43	7,335	7.20	$23.49	7,335	$23.49

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

	2001		2000		1999
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$111,136	$56,922	$224,386	$174,551	$1,468,709	$1,432,331
Net income attributable to common shares	$84,336	$30,122	$201,402	$151,567	$1,450,070	$1,413,692
Basic EPS	$0.28	$0.10	$0.74	$0.56	$6.11	$5.96
Diluted EPS	$0.28	$0.10	$0.70	$0.53	$5.56	$5.42

        In determining the pro forma compensation cost, the weighted average fair value of options granted at date of grant was estimated to be $12.58 in 2001, $12.31 in 2000, and $8.26 in 1999, using the Black-Scholes option pricing model using assumptions as provided under FAS 123.

        The following weighted average assumptions were used for general awards and replacement options:

	2001		2000		1999
	General Awards	Replacement Options	General Awards	Replacement Options	General Awards	Replacement Options
Risk-free interest rate	5.0%	4.6%	6.8%	6.6%	5.1%	4.9%
Expected dividend yield	1.0%	1.0%	1.0%	1.0%	1.2%	1.2%
Expected stock price volatility	31.3%	37.3%	29.3%	37.8%	23.6%	27.9%
Expected life (in years)	5	2	5	2	5	2

NOTE 18: COMPREHENSIVE INCOME

        Other comprehensive income includes unrealized gains and losses on interest rate and newsprint swaps, a minimum pension liability related to one union pension plan, unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments, all of which pertained to the Company's education segment sold in September 2000.

        The Company's comprehensive income is as follows (in thousands):

	2001	2000	1999
Net income	$111,136	$224,386	$1,468,709
Change in unrealized gain (loss) on interest rate and newsprint swaps, net of taxes of ($906) and $5,978, respectively	(1,348)	8,569	—

Change in minimum pension liability adjustment, net of taxes of $1,027 and $480, respectively	(1,606)	(686)	—

Unrealized gain on marketable securities:
Unrealized holding gain (loss) arising during the period, net of taxes of ($12,491), ($251,975) and $351,124, respectively	(20,654)	(412,750)	571,076
Add adjustment for loss on investment write-downs included in net income, net of taxes of ($4,911) and ($41,712), respectively	7,677	65,793	—
Less adjustment for gain on investment sales included in net income, net of taxes of $30,370, $4,987 and $36,068, respectively	(47,482)	(8,024)	(58,772)
Less adjustment for gain on reclassification of investments included in net income, net of taxes of $429,732	—	—	(666,244)

Change in net unrealized gain on securities, net of taxes	(60,459)	(354,981)	(153,940)

Foreign currency translation adjustments:
Add adjustment for loss included in net income	—	8,664	—
Foreign currency translation adjustments, net of taxes of $3,287 and $270, respectively	—	(2,560)	(501)

Change in net foreign currency translation adjustments, net of taxes	—	6,104	(501)

Other comprehensive loss	(63,413)	(340,994)	(154,441)

Comprehensive income (loss)	$47,723	$(116,608)	$1,314,268

        Accumulated other comprehensive income is a separate component of shareholders' equity on the Company's balance sheet. A reconciliation of the components of accumulated other comprehensive income is as follows (in thousands):

	2001	2000	1999
Unrealized gain on interest rate and newsprint swaps:
Balance, beginning of year	$8,569	$—	$—
Current year change	(1,348)	8,569	—

Balance, end of year	7,221	8,569	—

Minimum pension liability:
Balance, beginning of year	(686)	—	—
Current year change	(1,606)	(686)	—

Balance, end of year	(2,292)	(686)	—

Unrealized gain on marketable securities:
Balance, beginning of year	127,888	482,869	636,809
Current year change	(60,459)	(354,981)	(153,940)

Balance, end of year	67,429	127,888	482,869

Foreign currency translation adjustments:
Balance, beginning of year	—	(6,104)	(5,603)
Current year change	—	6,104	(501)

Balance, end of year	—	—	(6,104)

Accumulated other comprehensive income	$72,358	$135,771	$476,765

NOTE 19: BUSINESS SEGMENTS

        Tribune Company is a media company that conducts its operations through three business segments: publishing, broadcasting and entertainment, and interactive. In addition, certain administrative activities are reported and included under Corporate. These segments reflect the manner in which the Company sells its products to the marketplace and the manner in which it manages its operations and makes business decisions.

Publishing—Tribune Publishing operates 11 market-leading daily newspapers, distributes entertainment listings and syndicated content, and operates a 24-hour cable news channel. The daily newspapers are the Los Angeles Times; Chicago Tribune; Newsday, serving Nassau and Suffolk counties on Long Island, New York and the borough of Queens, New York; The Baltimore Sun; South Florida Sun-Sentinel; Orlando Sentinel; The Hartford Courant; The Morning Call, serving Eastern Pennsylvania's Lehigh Valley; Daily Press, serving the Virginia Peninsula; and The Advocate and Greenwich Time, each serving Connecticut's Fairfield County.

Broadcasting and Entertainment—The Company's broadcasting operations consist of WB television affiliates in New York, Los Angeles, Chicago, Philadelphia, Boston, Dallas, Washington D.C., Atlanta, Houston, Seattle, Miami, Denver, San Diego, Waterbury, New Orleans, and Albany; FOX television affiliates in Seattle, Sacramento, Indianapolis, Hartford, Grand Rapids and Harrisburg; an ABC television affiliate in New Orleans; and four radio stations. Entertainment operations include Tribune

Entertainment, which develops and distributes first-run television programming for the Tribune station group and for national syndication and the Chicago Cubs baseball team.

Interactive—The interactive segment manages the web sites of Tribune's newspapers and television stations, along with other branded sites targeting specific communities of interest. The Company's interactive segment operates leading news and information web sites in 18 of the nation's top 30 markets.

        Financial data for each of the Company's business segments is presented on page 92. No single customer provides more than 10% of the Company's revenue. In determining operating profit for each segment, none of the following items have been added or deducted: interest income and expense, equity earnings and losses, non-operating items or income taxes. Assets represent those tangible and intangible assets used in the operations of each segment. Corporate assets include cash and the Company's investment portfolio.

 TRIBUNE COMPANY AND SUBSIDIARIES
2001 QUARTERLY RESULTS (Unaudited)
(In thousands of dollars, except per share data)

	Quarters
					2001 Total
	First	Second	Third	Fourth
Operating Revenues
Publishing	$988,991	$965,705	$906,500	$982,753	$3,843,949
Broadcasting and Entertainment	290,068	387,179	353,886	318,802	1,349,935
Interactive	13,743	14,325	15,112	16,302	59,482

Total operating revenues	$1,292,802	$1,367,209	$1,275,498	$1,317,857	$5,253,366

Operating Profit
Publishing	$156,061	$151,051	$89,483	$146,347	$542,942
Broadcasting and Entertainment	70,721	105,193	76,115	81,236	333,265
Interactive	(10,248)	(8,189)	(7,147)	(6,754)	(32,338)
Corporate expenses	(13,835)	(9,349)	(9,728)	(8,728)	(41,640)

Total before restructuring charges	202,699	238,706	148,723	212,101	802,229
Restructuring charges(1)	—	(14,344)	(130,656)	(6,892)	(151,892)

Total operating profit	202,699	224,362	18,067	205,209	650,337
Net loss on equity investments	(19,861)	(16,001)	(12,555)	(12,396)	(60,813)
Net interest expense	(62,534)	(63,605)	(60,813)	(58,716)	(245,668)
Gain (loss) on change in fair values of derivatives and related investments(2)	9,116	32,648	(91,251)	41,805	(7,682)
Gain on sales of investments(3)	503	—	2,475	75,380	78,358
Loss on investment write-downs(4)	(305)	(34,344)	(55,672)	(55,260)	(145,581)

Income Before Income Taxes	129,618	143,060	(199,749)	196,022	268,951
Income taxes	(58,974)	(70,421)	60,821	(89,241)	(157,815)

Net Income	70,644	72,639	(138,928)	106,781	111,136
Preferred dividends, net of tax	(6,699)	(6,700)	(6,701)	(6,700)	(26,800)

Net Income Attributable to Common Shares	$63,945	$65,939	$(145,629)	$100,081	$84,336

Earnings (Loss) Per Share(5)
Basic	$.21	$.22	$(.49)	$.34	$.28

Diluted	$.20	$.21	$(.49)	$.32	$.28

Common Dividends Per Share	$.11	$.11	$.11	$.11	$.44
Common Stock Price (High-Low)	$43.94-35.10	$45.90-38.60	$42.98-30.75	$37.99-29.71

Notes to Quarterly Results:

(1)
During the second quarter of 2001, the Company announced a voluntary employee retirement program. The Company implemented this program as well as various other cost reduction initiatives throughout the remainder of 2001. In the aggregate, the restructuring charges related to these programs decreased 2001 full year net income by $92.6 million and diluted EPS by $.29. The charges reduced quarterly 2001 diluted EPS by $.03 in the second quarter, $.26 in the third quarter and $.01 in the fourth quarter.

(2)
The Company adopted FAS 133 in 1999. In the aggregate, changes in the fair values of the Company's derivatives, net of changes in the fair values of the related investments, decreased full year 2001 net income by $4.7 million and diluted EPS by $.01 and decreased full year 2000 net income by $61.8 million and diluted EPS by $.20. For 2001 by quarter, the effect on diluted EPS was as follows: increase of $.01 in the first quarter, increase of $.07 in the second quarter, decrease of $.19 in the third quarter and increase of $.08 in the fourth quarter. For 2000 by quarter, the effect on diluted EPS was as follows: decrease of $.09 in the first quarter, decrease of $.07 in second quarter, increase of $.02 in the third quarter and decrease of $.08 in the fourth quarter.

(3)
During 2001 and 2000, the Company sold certain investments. In the aggregate, these investment sales increased full year net income by $47.8 million and diluted EPS by $.15 in 2001 and increased full year net income by $34.6 million and diluted EPS by $.13 in 2000. For 2001 by quarter, the effect on diluted EPS was as follows: increase of $.01 in the third quarter and increase of $.14 in the fourth quarter. For 2000 by quarter, the effect on diluted EPS was as follows: increase of $.03 in the first quarter and increase of $.11 in the second quarter.

(4)
During 2001 and 2000, the Company recorded write-downs to adjust several public and private investments to fair market value. In the aggregate, these write-downs decreased full year net income by $88.8 million and diluted EPS by $.29 in 2001 and decreased full year net income by $65.8 million and diluted EPS by $.24 in 2000. For 2001 by quarter, the effect on diluted EPS was as follows: decrease of $.07 in the second quarter, decrease of $.12 in the third quarter and decrease of $.10 in the fourth quarter. For 2000 by quarter, the effect on diluted EPS was as follows: decrease of $.02 in the second quarter, decrease of $.02 in the third quarter and decrease of $.17 in the fourth quarter.

TRIBUNE COMPANY AND SUBSIDIARIES
2000 QUARTERLY RESULTS (Unaudited)
(In thousands of dollars, except per share data)

	Quarters
					2000 Total
	First	Second	Third	Fourth
Operating Revenues
Publishing	$407,447	$916,825	$990,673	$1,128,550	$3,443,495
Broadcasting and Entertainment	311,520	418,371	365,054	370,608	1,465,553
Interactive	5,266	10,495	12,586	13,435	41,782

Total operating revenues	$724,233	$1,345,691	$1,368,313	$1,512,593	$4,950,830

Operating Profit
Publishing	$108,294	$195,487	$163,561	$233,590	$700,932
Broadcasting and Entertainment	83,695	142,082	100,744	122,536	449,057
Interactive	(11,321)	(13,130)	(11,279)	(16,876)	(52,606)
Corporate expenses	(8,686)	(22,920)	(16,358)	(16,408)	(64,372)

Total operating profit	171,982	301,519	236,668	322,842	1,033,011
Net loss on equity investments	(17,669)	(18,495)	(26,349)	(16,861)	(79,374)
Net interest expense	(16,282)	(55,612)	(75,051)	(60,639)	(207,584)
Gain (loss) on change in fair values of derivatives and related investments(2)	(36,299)	(30,003)	11,138	(45,801)	(100,965)
Gain (loss) on sales of investments(3)	13,011	46,643	(588)	438	59,504
Loss on investment write-downs(4)	—	(7,000)	(7,437)	(93,068)	(107,505)

Income from Continuing Operations Before Income Taxes and Minority Interest	114,743	237,052	138,381	106,911	597,087
Income taxes	(46,384)	(97,614)	(59,160)	(67,193)	(270,351)
Minority interest expense, net of tax(6)	—	(16,335)	—	—	(16,335)

Income From Continuing Operations	68,359	123,103	79,221	39,718	310,401
Loss from Discontinued Operations, net of tax(7)	(721)	(85,294)	—	—	(86,015)

Net Income	67,638	37,809	79,221	39,718	224,386
Preferred dividends, net of tax	(4,455)	(6,159)	(5,558)	(6,812)	(22,984)

Net Income Attributable to Common Shares	$63,183	$31,650	$73,663	$32,906	$201,402

Earnings Per Share(5)
Basic:
Continuing operations	$.27	$.49	$.24	$.11	$1.06
Discontinued operations	—	(.36)	—	—	(.32)

Net income	$.27	$.13	$.24	$.11	$.74

Diluted:
Continuing operations	$.25	$.46	$.22	$.11	$.99
Discontinued operations	—	(.33)	—	—	(.29)

Net income	$.25	$.13	$.22	$.11	$.70

Common Dividends Per Share	$.10	$.10	$.10	$.10	$.40
Common Stock Price (High-Low)	$55.69-27.88	$41.44-34.50	$39.94-32.00	$46.50-34.88

(5)
The total of the 2001 and 2000 quarters do not equal the respective full year amounts for earnings per share due to differences in the weighted average number of shares outstanding used in the computations for the respective periods. Per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding for each period. Diluted earnings per share is adjusted for the the dilutive effect of the Company's common stock equivalents. The calculation may change each quarter depending on whether the common stock equivalents are antidilutive for that period.

(6)
Minority interest expense was recorded for the 60.6% of Times Mirror not owned by Tribune from April 17 through June 11, 2000.

(7)
Tribune Education was sold on Sept. 5, 2000 and has been accounted for as a discontinued operation.

TRIBUNE COMPANY AND SUBSIDIARIES
ELEVEN YEAR FINANCIAL SUMMARY
(In thousands of dollars, except per share data)

	2001	2000
Operating Revenues
Publishing	$3,843,949	$3,443,495
Broadcasting and Entertainment	1,349,935	1,465,553
Interactive	59,482	41,782

Total Operating Revenues	$5,253,366	$4,950,830

Operating Profit
Publishing	$542,942	$700,932
Broadcasting and Entertainment	333,265	449,057
Interactive	(32,338)	(52,606)
Corporate expenses	(41,640)	(64,372)

Total before Restructuring charges	802,229	1,033,011
Restructuring charges(1)	(151,892)	—

Total Operating Profit	650,337	1,033,011

Net loss on equity investments	(60,813)	(79,374)
Net interest expense	(245,668)	(207,584)
Non-operating items and minority interest expense	(74,905)	(165,301)

Income from Continuing Operations Before Income Taxes	268,951	580,752
Income taxes	(157,815)	(270,351)

Income from Continuing Operations Before Accounting Changes	111,136	310,401
Discontinued Operations of Education Segment, net of tax	—	(86,015)
Discontinued Operations of QUNO, net of tax	—	—
Cumulative effects of changes in accounting principles(2)	—	—

Net Income(3)	$111,136	$224,386

Share Information
Basic earnings per share
Continuing operations
Before restructuring charges and non-operating items	$0.75	$1.40
Total	.28	1.06
Discontinued operations	—	(.32)
Cumulative effects of accounting changes	—	—

Net income	$0.28	$0.74

Diluted earnings per share
Continuing operations
Before restructuring charges and non-operating items	$0.72	$1.30
Total	.28	.99
Discontinued operations	—	(.29)
Cumulative effects of accounting changes	—	—

Net income	$0.28	$0.70

Common dividends per share	$0.44	$0.40
Weighted average common shares outstanding (000's)	298,295	271,951
Financial Ratios
Operating profit margin	12.4%	20.9%
Debt to capital including PHONES(4)	34%	34%
Debt to capital excluding PHONES(4)	30%	30%
Financial Position and Other Data
Total assets	$14,504,696	$14,668,712
Long-term debt including PHONES	3,684,692	4,007,041
Long-term debt excluding PHONES	3,000,692	3,307,041
Shareholders' equity	5,651,168	5,885,916
Capital expenditures	$266,355	$302,471

(1)
During the second quarter of 2001, the Company announced a voluntary employee retirement program. The Company implemented this program as well as various other cost reduction initiatives throughout the remainder of 2001. In the aggregate, the restructuring charges related to these programs decreased 2001 full-year net income by $92.6 million and diluted EPS by $.29.
(2)
The cumulative effect of adopting a new accounting pronouncement for derivative instruments decreased net income by $3.1 million in 1999. The cumulative effect of adopting new accounting pronouncements for retiree benefits, income taxes and postemployment benefits decreased net income by $16.8 million in 1992.
(3)
Includes non-operating items as follows: loss on change in fair values of derivatives and related investments of $4.7 million, gain on sales of investments of $47.8 million, and loss on investment write-downs of $88.8 million, totaling $45.7 million in 2001; loss on change in fair values of derivatives and related investments of $62.6 million, gain on sales of investments of $35.9 million and loss on investment write-downs of $66.4 million, totaling $93.1 million in 2000; gain on change in fair values of derivatives and related investments of $131.2 million, gain on reclassification of investments of $666.2 million, and gain on sales of subsidiary and investments of $270.1 million, totaling $1.1 billion in 1999; gain on sales of subsidiary and investments, net of write-downs totaling $63.5 million in 1998; gain on sales of investments, net of write-downs, totaling $68.9 million in 1997; equity income related to Qwest Broadcasting of $6.0 million in 1996; and gain on sale of investment and subsidiary totaling $4.6 million in 1995.
(4)
Capital comprises total debt, non-current deferred taxes and shareholders' equity.

1999	1998	1997	1996	1995	1994	1993	1992	1991

$1,600,313	$1,519,435	$1,460,052	$1,369,163	$1,349,773	$1,270,436	$1,181,019	$1,148,980	$1,130,079
1,302,058	1,153,006	1,057,529	876,750	828,806	764,197	727,213	684,051	617,514
21,034	17,249	12,771	2,607	431	—	—	—	—

$2,923,405	$2,689,690	$2,530,352	$2,248,520	$2,179,010	$2,034,633	$1,908,232	$1,833,031	$1,747,593

$426,515	$398,846	$371,135	$304,844	$273,453	$291,323	$252,412	$226,412	$218,138
378,036	317,355	285,896	203,531	171,618	138,213	127,984	121,267	100,175
(32,203)	(21,709)	(16,550)	(13,587)	(1,360)	—	—	—	—
(39,506)	(35,435)	(34,426)	(30,935)	(29,899)	(26,001)	(24,207)	(23,465)	(21,499)

732,842	659,057	606,055	463,853	413,812	403,535	356,189	324,214	296,814
—	—	—	—	—	—	—	—	—

732,842	659,057	606,055	463,853	413,812	403,535	356,189	324,214	296,814

(40,083)	(33,980)	(34,696)	(13,281)	(13,209)	(9,739)	(1,857)	(2,081)	(1,864)
(65,595)	(82,339)	(60,159)	(15,663)	(7,349)	(4,778)	(9,545)	(22,510)	(30,387)
1,756,779	119,119	111,824	—	7,772	—	—	—	—

2,383,943	661,857	623,024	434,909	401,026	389,018	344,787	299,623	264,563
(933,981)	(272,660)	(250,265)	(175,071)	(162,347)	(157,510)	(141,342)	(120,089)	(106,514)

1,449,962	389,197	372,759	259,838	238,679	231,508	203,445	179,534	158,049
21,807	25,075	20,866	22,912	6,779	1,641	1,201	—	—
—	—	—	89,317	32,707	8,898	(16,040)	(42,909)	(16,068)
(3,060)	—	—	—	—	—	—	(16,800)	—

$1,468,709	$414,272	$393,625	$372,067	$278,165	$242,047	$188,606	$119,825	$141,981

$1.53	$1.27	$1.16	$0.96	$0.83	$0.79	$0.70	$0.62	$0.55
6.03	1.53	1.44	.98	.85	.79	.70	.62	.55
.09	.10	.09	.46	.15	.04	(.06)	(.17)	(.06)
(.01)	—	—	—	—	—	—	(.06)	—

$6.11	$1.63	$1.53	$1.44	$1.00	$0.83	$0.64	$0.39	$0.49

$1.41	$1.17	$1.07	$0.89	$0.77	$0.73	$0.64	$0.58	$0.51
5.49	1.41	1.33	.91	.78	.73	.64	.58	.51
.08	.09	.07	.41	.14	.04	(.05)	(.15)	(.05)
(.01)	—	—	—	—	—	—	(.06)	—

$5.56	$1.50	$1.40	$1.32	$0.92	$0.77	$0.59	$0.37	$0.46

$0.36	$0.34	$0.32	$0.30	$0.28	$0.26	$0.24	$0.24	$0.24
237,367	242,428	245,758	245,684	259,160	268,852	265,484	260,072	257,456

25.1%	24.5%	24.0%	20.6%	19.0%	19.8%	18.7%	17.7%	17.0%
37%	35%	41%	37%	33%	23%	31%	46%	47%
23%	35%	41%	37%	33%	23%	31%	46%	47%

$8,740,047	$5,824,037	$4,665,821	$3,629,151	$3,270,386	$2,770,466	$2,527,698	$2,751,570	$2,795,298
2,694,073	1,615,955	1,520,646	979,754	757,433	411,153	510,761	740,979	897,835
1,365,593	1,615,955	1,520,646	979,754	757,433	411,153	510,761	740,979	897,835
3,458,617	2,356,617	1,826,004	1,539,506	1,379,909	1,332,980	1,095,627	911,889	851,699
$125,578	$128,800	$98,319	$87,171	$112,980	$86,721	$74,899	$88,349	$54,988

 TRIBUNE COMPANY AND SUBSIDIARIES
BUSINESS SEGMENTS
(In thousands of dollars)

	2001	2000	1999
Operating Revenues
Publishing	$3,843,949	$3,443,495	$1,600,313
Broadcasting and Entertainment	1,349,935	1,465,553	1,302,058
Interactive	59,482	41,782	21,034

Total operating revenues	$5,253,366	$4,950,830	$2,923,405

Operating Profit Before Restructuring Charges
Publishing	$542,942	$700,932	$426,515
Broadcasting and Entertainment	333,265	449,057	378,036
Interactive	(32,338)	(52,606)	(32,203)
Corporate expenses	(41,640)	(64,372)	(39,506)

Total operating profit before restructuring charges	$802,229	$1,033,011	$732,842

Operating Profit Including Restructuring Charges
Publishing	$402,533	$700,932	$426,515
Broadcasting and Entertainment	326,698	449,057	378,036
Interactive	(35,260)	(52,606)	(32,203)
Corporate expenses	(43,634)	(64,372)	(39,506)

Total operating profit including restructuring charges	$650,337	$1,033,011	$732,842

Depreciation
Publishing	$150,505	$138,702	$77,768
Broadcasting and Entertainment	42,381	42,850	38,864
Interactive	5,359	4,091	3,378
Corporate	2,584	5,822	2,711

Total depreciation	$200,829	$191,465	$122,721

Amortization of Intangible Assets
Publishing	$157,283	$102,187	$8,612
Broadcasting and Entertainment	76,722	72,579	63,209
Interactive	7,032	4,396	93

Total amortization of intangible assets	$241,037	$179,162	$71,914

Capital Expenditures
Publishing	$198,730	$211,536	$61,710
Broadcasting and Entertainment	33,789	43,569	41,730
Interactive	5,388	11,868	4,966
Corporate	28,448	35,498	17,172

Total capital expenditures	$266,355	$302,471	$125,578

Assets
Publishing	$8,241,678	$8,645,511	$899,295
Broadcasting and Entertainment	4,107,599	3,870,720	3,724,621
Interactive	280,317	312,446	108,096
Corporate	1,875,102	1,840,035	3,317,094
Net assets of discontinued operations	—	—	690,941

Total assets	$14,504,696	$14,668,712	$8,740,047

TRIBUNE COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded Upon Acquisitions	Deductions	Balance at End of Period
Valuation accounts deducted from assets to which they apply:
Year ended Dec. 30, 2001
Accounts receivable allowances:
Bad debts	$49,385	$65,679	$1,356	$57,756	$58,664
Rebates, volume discounts and other	21,592	51,899	—	50,943	22,548

Total	$70,977	$117,578	$1,356	$108,699	$81,212

Year ended Dec. 31, 2000
Accounts receivable allowances:
Bad debts	$29,459	$47,633	$24,122	$51,829	$49,385
Rebates, volume discounts and other	8,285	35,009	2,171	23,873	21,592

Total	$37,744	$82,642	$26,293	$75,702	$70,977

Year ended Dec. 26, 1999
Accounts receivable allowances:
Bad debts	$29,325	$21,495	$797	$22,158	$29,459
Rebates, volume discounts and other	7,568	17,442	—	16,725	8,285

Total	$36,893	$38,937	$797	$38,883	$37,744

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information contained under the heading "Executive Officers of the Company" in Item 1 hereof, and the information contained under the heading "Board of Directors" and contained under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Stock Ownership" in the definitive Proxy Statement for the Company's May 7, 2002 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

        The information contained under the heading "Executive Compensation" (except that portion relating to Item 13, below) and contained under the subheading "Director Compensation" under the heading "Board of Directors" in the definitive Proxy Statement for the Company's May 7, 2002 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

        The information contained under the subheadings "Principal Shareholders" and "Management Ownership" under the heading "Stock Ownership" in the definitive Proxy Statement for the Company's May 7, 2002 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained under the subheading "Related Transactions" under the heading "Stock Ownership" and under the subheading "Compensation Committee Interlocks and Insider Participation" under the heading "Executive Compensation" (except that portion relating to Item 11, above) in the definitive Proxy Statement for the Company's May 7, 2002 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.

(a)(1)&(2)	Financial Statements and Financial Statement Schedule filed as part of this report
As listed in the Index to Financial Statements and Financial Statement Schedule on page 48 hereof.
(a)(3)	Index to Exhibits filed as part of this report
As listed in the Exhibit Index beginning on page 97 hereof.
(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 28, 2002.

TRIBUNE COMPANY (Registrant)
/s/ JOHN W. MADIGAN John W. Madigan Chairman and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 28, 2002.

Signature	Title

/s/ JOHN W. MADIGAN John W. Madigan	Chairman and Chief Executive Officer and Director (principal executive officer)
/s/ DONALD C. GRENESKO Donald C. Grenesko	Senior Vice President/Finance and Administration (principal financial officer)

/s/ R. MARK MALLORY R. Mark Mallory	Vice President and Controller (principal accounting officer)
/s/ DENNIS J. FITZSIMONS Dennis J. FitzSimons	President, Chief Operating Officer and Director
/s/ JACK FULLER Jack Fuller	President of Tribune Publishing and Director
/s/ JEFFREY CHANDLER Jeffrey Chandler	Director
/s/ NANCY HICKS MAYNARD Nancy Hicks Maynard	Director
/s/ WILLIAM A. OSBORN William A. Osborn	Director
/s/ WILLIAM STINEHART, JR. William Stinehart, Jr.	Director
/s/ DUDLEY S. TAFT Dudley S. Taft	Director
/s/ ARNOLD R. WEBER Arnold R. Weber	Director

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

Number	Description
3.1	Amended and Restated Certificate of Incorporation of Tribune Company, dated June 12, 2000
3.1a *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock, dated June 12, 2000 (Exhibit 3.1a to Current Report on Form 8-K dated June 12, 2000)
3.1b *	Certificate of Designation of Series B Convertible Preferred Stock, dated April 4, 1989 (Exhibit 3.1 to Annual Report on Form 10-K for 1991)
3.1c *	Amended Certificate of Designation of Series C Preferred Stock, dated February 13, 2001 (Exhibit 3.1c to Annual Report on Form 10-K for 2000)
3.1d *	Amended Certificate of Designation of Series D-1 Preferred Stock, dated February 13, 2001 (Exhibit 3.1d to Annual Report on Form 10-K for 2000)
3.1e *	Amended Certificate of Designation of Series D-2 Preferred Stock, dated February 13, 2001 (Exhibit 3.1e to Annual Report on Form 10-K for 2000)
3.2 *	By-Laws of Tribune Company, as amended, effective June 12, 2000 (Exhibit 3.2 to Current Report on Form 8-K dated June 12, 2000)
4.1 *	Rights Agreement between Tribune Company and First Chicago Trust Company of New York, as Rights Agent, dated as of December 12, 1997 (Exhibit 1 to Current Report on Form 8-K dated December 12, 1997)
4.1a *
Amendment No. 1, dated as of June 12, 2000, to the Rights Agreement between Tribune Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit 4.1 to Current Report on Form 8-K dated June 12, 2000)
4.2 *
Indenture, dated as of March 1, 1992, between Tribune Company and Bank of Montreal Trust Company (successor to Continental Bank, National Association) (Exhibit 4.1 to Registration Statement on Form S-3, Registration No. 333-02831)
4.3 *	Indenture, dated as of January 1, 1997, between Tribune Company and Bank of Montreal Trust Company (Exhibit 4 to Current Report on Form 8-K dated January 14, 1997)
4.4 *	Indenture, dated as of April 1, 1999, between Tribune Company and Bank of Montreal Trust Company (Exhibit 4 to Current Report on Form 8-K dated April 5, 1999)
4.5 *
Indenture, dated January 30, 1995, between The Times Mirror Company (formerly New TMC Inc.) and The Bank of New York (successor to Wells Fargo Bank, N.A., a successor to First Interstate Bank of California), as Trustee, for the 7 1/4% Debentures due 2013 and 7 1/2% Debentures due 2023 (Exhibit 4.1 to The Times Mirror Company's Annual Report on Form 10-K for 1995)
4.5a *
First Supplemental Indenture, dated as of June 12, 2000, among The Times Mirror Company, Tribune Company and The Bank of New York, as Trustee (Exhibit 4.13 to Current Report on Form 8-K dated June 12, 2000)

4.6 *
Indenture, dated March 19, 1996, between The Times Mirror Company and Citibank, N.A., as Trustee for the 7 1/4% Debentures due November 15, 2096 (Exhibit 4.1 to The Times Mirror Company's Current Report on Form 8-K dated March 19, 1996)
4.6a *
First Supplemental Indenture, dated as of October 19, 1999, between The Times Mirror Company and Citibank, N.A., as Trustee (Exhibit 4.3 to The Times Mirror Company's Current Report on Form 8-K dated October 19, 1999)
4.6b *
Second Supplemental Indenture, dated as of June 12, 2000, among The Times Mirror Company, Tribune Company and Citibank, N.A., as Trustee (Exhibit 4.12 to Current Report on Form 8-K dated June 12, 2000)
4.7 *	Indenture, dated April 15, 1997, between The Times Mirror Company and Citibank, N.A., as Trustee (Exhibit 4.1 to The Times Mirror Company's Current Report on Form 8-K dated April 9, 1997)
4.7a *	First Supplemental Indenture, dated as of June 12, 2000, among The Times Mirror Company, Tribune Company and Citibank, N.A., as Trustee (Exhibit 4.14 to Current Report on Form 8-K dated June 12, 2000)
4.8 *	Form of Exchangeable Subordinated Debenture due 2029 relating to the PHONES securities (Exhibit 4 to Current Report on Form 8-K dated April 13, 1999)
4.9 *	Specimen Note for 7 1/4% Debenture due March 1, 2013 (Exhibit 4.2 to The Times Mirror Company's Annual Report on Form 10-K for 1995)
4.10 *	Specimen Note for 7 1/2% Debenture due July 1, 2023 (Exhibit 4.3 to The Times Mirror Company's Annual Report on Form 10-K for 1995)
4.11 *
Officers' Certificate, dated November 13, 1996, establishing the terms of the 7 1/4% Debentures due November 15, 2096 and attaching the specimen Form of Debenture (Exhibit 4.2 to The Times Mirror Company's Current Report on Form 8-K dated November 13, 1996)
4.12 *
Officers' Certificate, dated September 9, 1997, establishing the terms of the 6.61% Debentures due September 15, 2027 and attaching the specimen Form of Debenture (Exhibit 4.2 to The Times Mirror Company's Current Report on Form 8-K dated September 9, 1997)
4.13 *
Officers' Certificate, dated October 19, 1999, establishing the terms of the 7.45% Notes due October 15, 2009 and attaching specimen Forms of Notes (Exhibit 4.2 to The Times Mirror Company's Current Report on Form 8-K dated October 19, 1999)
10.1 o*
Chicago Tribune Company Split-Dollar Insurance Plan, dated June 29, 1978, as amended August 28, 1981, covering certain employees of Tribune Company and Chicago Tribune Company (Exhibit 10.4 in File No. 2-86087)
10.2 o*	Tribune Company Supplemental Retirement Plan, as amended and restated January 1, 1989 (Exhibit 10.6 to Annual Report on Form 10-K for 1988)
10.2a o*	First Amendment to Tribune Company Supplemental Retirement Plan, effective January 1, 1994 (Exhibit 10.4b to Annual Report on Form 10-K for 1993)
10.2b o*	Second Amendment to Tribune Company Supplemental Retirement Plan, effective October 24, 2000 (Exhibit 10.2b to Annual Report on Form 10-K for 2000)

10.3 o*	Tribune Company Directors' Deferred Compensation Plan, as amended and restated July 1, 1994 (Exhibit 10.7 to Annual Report on Form 10-K for 1994)
10.4 o*	Tribune Company Bonus Deferral Plan, effective as of December 14, 1993 (Exhibit 10.8 to Annual Report on Form 10-K for 1993)
10.4a o*	First Amendment to Tribune Company Bonus Deferral Plan, effective December 1, 1996 (Exhibit 10.4a to Annual Report on Form 10-K for 1996)
10.4b o*	Second Amendment to Tribune Company Bonus Deferral Plan, effective July 18, 2000 (Exhibit 10.4a to Quarterly Report on Form 10-Q for the quarter ended September 24, 2000)
10.5 o*
Tribune Company Amended and Restated 1984 Long-Term Performance Plan, effective as of July 25, 1989 (Exhibit 19.2 to Quarterly Report on Form 10-Q for the quarter ended June 25, 1989); Forms of related Incentive Stock Option Agreement and Non-Qualified Stock Option Agreements (Exhibit 19.2 to Quarterly Report on Form 10-Q for the quarter ended July 1, 1990)
10.6 o*	Tribune Company 1992 Long-Term Incentive Plan, effective as of April 29, 1992, as amended April 19, 1994 (Exhibit 10.11 to Annual Report on Form 10-K for 1994)
10.6a o*	First Amendment to Tribune Company 1992 Long-Term Incentive Plan, effective October 24, 2000 (Exhibit 10.6a to Annual Report on Form 10-K for 2000)
10.7 o*	Tribune Company Executive Financial Counseling Plan, effective October 19, 1988, as amended January 1, 1994 (Exhibit 10.13 to Annual Report on Form 10-K for 1993)
10.8 o	Tribune Company Amended and Restated Transitional Compensation Plan for Executive Employees, effective as of December 4, 2001
10.9 o*	Tribune Company Supplemental Defined Contribution Plan, effective as of January 1, 1994, as amended January 1, 1999 (Exhibit 10.9 to Annual Report on Form 10-K for 1998)
10.10 o*	Tribune Company Employee Stock Purchase Plan, as amended and restated July 27, 1999 (Exhibit 10.10 to Annual Report on Form 10-K for 1999)
10.10a o*	First Amendment to Tribune Company Employee Stock Purchase Plan, as amended and restated July 27, 1999 (Exhibit 10.10a to Quarterly Report on Form 10-Q for the quarter ended September 24, 2000)
10.11 o*	1988 Restricted Stock Plan For Outside Directors, effective February 16, 1988 (Exhibit 10.12 to Annual Report on Form 10-K for 1992)
10.11a o*	First Amendment to the 1988 Restricted Stock Plan For Outside Directors, effective April 28, 1992 (Exhibit 10.12b to Annual Report on Form 10-K for 1993)
10.12 o*	Tribune Company 1995 Nonemployee Director Stock Option Plan, as amended and restated January 1, 2000 (Exhibit 10.12 to Annual Report on Form 10-K for 1999)
10.13 o*	Tribune Company Amended and Restated 1996 Nonemployee Director Stock Compensation Plan, effective as of February 17, 1998 (Exhibit 10.14 to Annual Report on Form 10-K for 1997)
10.14 o*	Tribune Company 1997 Incentive Compensation Plan, effective December 29, 1996 (Exhibit 10.15 to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997)

10.14a o*	First Amendment to Tribune Company 1997 Incentive Compensation Plan, effective October 24, 2000 (Exhibit 10.14a to Annual Report on Form 10-K for 2000)
10.15 *	Limited Liability Company Agreement of TMCT, LLC, dated August 8, 1997 (Exhibit 10.1 to The Times Mirror Company's Current Report on Form 8-K dated August 8, 1997)
10.16 *	Lease Agreement between TMCT, LLC and Times Mirror, dated August 8, 1997 (Exhibit 10.4 to The Times Mirror Company's Current Report on Form 8-K dated August 8, 1997)
10.17 *	Amended and Restated Limited Liability Company Agreement of TMCT II, LLC, dated September 3, 1999 (Exhibit 10.1 to The Times Mirror Company's Current Report on Form 8-K dated September 3, 1999)
10.17a*	First Amendment to Amended and Restated Limited Liability Agreement of TMCT II, LLC, dated as of August 14, 2000 (Exhibit 10.17a to Annual Report on Form 10-K for 2000)
12	Computation of Ratios of Earnings to Fixed Charges
21	Table of Subsidiaries of Tribune Company
23	Consent of Independent Accountants
99
Form 11-K financial statements for the Chicago Tribune Tax Deferred Investment Plan for Machinists, the KTLA Inc. Hourly Employees' Retirement Plan, the Times Mirror Savings Plus Plan, the Tribune Company Defined Contribution Retirement Plan, the Tribune Company Savings Incentive Plan and the WPIX, Inc. Hourly Employees' Retirement Plan (to be filed by amendment)

QuickLinks

INDEX TO TRIBUNE COMPANY 2001 FORM 10-K
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
  ITEM 6. SELECTED FINANCIAL DATA.
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.
INDEX TO FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULE
REPORT OF INDEPENDENT ACCOUNTANTS
MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS
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
TRIBUNE COMPANY AND SUBSIDIARIES 2001 QUARTERLY RESULTS (Unaudited) (In thousands of dollars, except per share data)
TRIBUNE COMPANY AND SUBSIDIARIES 2000 QUARTERLY RESULTS (Unaudited) (In thousands of dollars, except per share data)
TRIBUNE COMPANY AND SUBSIDIARIES ELEVEN YEAR FINANCIAL SUMMARY (In thousands of dollars, except per share data)
TRIBUNE COMPANY AND SUBSIDIARIES BUSINESS SEGMENTS (In thousands of dollars)
TRIBUNE COMPANY AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In thousands of dollars)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.
SIGNATURES
TRIBUNE COMPANY EXHIBIT INDEX