Form 10-Q
period 2002-03-31
TRIBUNE CO
filed 2002-05-14
CIK 726513

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X /  No /    /

        At May 3, 2002 there were 301,047,973 shares outstanding of the Company's Common Stock ($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the Company.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	First Quarter Ended
	Actual	Adjusted	Actual
	March 31, 2002	April 1, 2001	April 1, 2001
Operating Revenues	$ 1,233,638	$ 1,292,802	$ 1,292,802

Operating Expenses
Cost of sales (exclusive of items shown below)	605,087	641,731	641,731
Selling, general and administrative	321,932	336,514	336,514
Depreciation	52,290	52,936	52,936
Amortization of intangible assets	2,595	1,774	58,922
Restructuring charges (Note 2)	27,253	–	–

Total operating expenses	1,009,157	1,032,955	1,090,103

Operating Profit	224,481	259,847	202,699
Net loss on equity investments	(20,697)	(17,085)	(19,861)
Interest income	2,072	2,066	2,066
Interest expense	(55,092)	(64,600)	(64,600)
Gain (loss) on change in fair values of derivatives
and related investments	(45,515)	9,116	9,116
Other, net	(63)	198	198

Income Before Income Taxes and Cumulative Effect of Change
in Accounting Principle	105,186	189,542	129,618
Income taxes	(41,169)	(74,661)	(58,973)

Income Before Cumulative Effect of Change in Accounting
Principle	64,017	114,881	70,645
Cumulative effect of change in accounting principle, net of
tax (Note 3)	(165,587)	–	–

Net Income (Loss)	(101,570)	114,881	70,645
Preferred dividends, net of tax	(6,565)	(6,699)	(6,699)

Net Income (Loss) Attributable to Common Shares	$ (108,135)	$ 108,182	$ 63,946

Earnings Per Share (Note 4):
Basic:
Before cumulative effect of change in accounting principle	$ .19	$ .36	$ .21
Cumulative effect of accounting change, net	(.55)	–	–

Net income (loss)	$ (.36)	$ .36	$ .21

Diluted:
Before cumulative effect of change in accounting principle	$ .18	$ .34	$ .20
Cumulative effect of accounting change, net	(.51)	–	–

Net income (loss)	$ (.33)	$ .34	$ .20

Dividends per common share	$ .11	$ .11	$ .11

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	March 31, 2002	Dec. 30, 2001

Assets
Current assets
Cash and cash equivalents	$ 83,889	$ 65,836
Accounts receivable, net	647,566	726,078
Inventories	50,527	49,442
Broadcast rights	285,593	303,845
Deferred income taxes	171,333	179,841
Prepaid expenses and other	68,185	38,949

Total current assets	1,307,093	1,363,991

Property, plant and equipment	3,279,181	3,238,366
Accumulated depreciation	(1,456,964)	(1,400,042)

Net properties	1,822,217	1,838,324

Broadcast rights	336,129	388,244
Intangible assets, net	8,259,449	8,531,436
AOL Time Warner stock related to PHONES debt	378,400	529,600
Other investments	828,202	879,914
Prepaid pension costs	821,086	811,232
Other assets	130,086	145,318

Total assets	$ 13,882,662	$ 14,488,059

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)
	March 31, 2002	Dec. 30, 2001

Liabilities and Shareholders' Equity
Current liabilities
Debt due within one year	$ 132,844	$ 410,890
Contracts payable for broadcast rights	272,899	298,165
Deferred income	127,684	84,167
Income taxes	29,165	8,147
Accounts payable, accrued expenses and other current liabilities	657,854	715,186

Total current liabilities	1,220,446	1,516,555

PHONES debt related to AOL Time Warner stock	580,000	684,000
Other long-term debt	3,099,591	3,000,692
Deferred income taxes	2,024,243	2,143,205
Contracts payable for broadcast rights	476,261	522,854
Compensation and other obligations	957,942	969,585

Total liabilities	8,358,483	8,836,891

Shareholders' equity
Series B convertible preferred stock	235,998	250,146
Series C convertible preferred stock, net of treasury stock	44,260	44,260
Series D-1 convertible preferred stock, net of treasury stock	38,097	38,097
Series D-2 convertible preferred stock, net of treasury stock	24,510	24,510
Common stock and additional paid-in capital	8,218,758	8,183,407
Retained earnings	4,094,919	4,231,467
Treasury common stock (at cost)	(7,111,731)	(7,118,509)
Treasury common stock held by Tribune Stock Compensation
Fund (at cost)	–	(8,313)
Unearned compensation related to ESOP	(66,255)	(66,255)
Accumulated other comprehensive income	45,623	72,358

Total shareholders' equity	5,524,179	5,651,168

Total liabilities and shareholders' equity	$ 13,882,662	$ 14,488,059

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	First Quarter Ended
	March 31, 2002	April 1, 2001
Operations
Net income (loss)	$(101,570)	$ 70,645
Adjustments to reconcile net income (loss) to net cash provided by operations:
Loss (gain) on change in fair values of derivatives
and related investments	45,515	(9,116)
Gain on sales of investments, net of investment write-downs	63	(198)
Cumulative effect of accounting change, net	165,587	–
Depreciation	52,290	52,936
Amortization of intangible assets	2,595	58,922
Deferred income taxes	11,890	7,163
Other, net	85,634	4,453

Net cash provided by operations	262,004	184,805

Investments
Capital expenditures	(42,295)	(44,300)
Acquisitions and investments	(10,577)	(39,542)
Proceeds from sales of investments	3,407	10,500
Proceeds from sale of discontinued operations	–	22,163
Other, net	7,096	(8,162)

Net cash used for investments	(42,369)	(59,341)

Financing
Proceeds from issuance of long-term debt	–	19,023
Repayments of long-term debt	(184,600)	(28,770)
Sales of common stock to employees	46,231	27,641
Purchases of treasury common stock related to ESOP	(27,487)	(27,115)
Other purchases of treasury common stock	(748)	(78,596)
Dividends	(34,978)	(35,031)

Net cash used for financing	(201,582)	(122,848)

Net increase in cash and cash equivalents	18,053	2,616
Cash and cash equivalents, beginning of year	65,836	115,788

Cash and cash equivalents, end of quarter	$ 83,889	$ 118,404

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of March 31, 2002 and the results of their operations and cash flows for the quarters ended March 31, 2002 and April 1, 2001. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2002 presentation.

The results of operations for the quarter ended April 1, 2001 have also been presented on an adjusted basis. Adjusted results assume the provisions of Financial Accounting Standard (“FAS”) No. 142, “Goodwill and Other Intangible Assets” were effective Jan. 1, 2001, instead of Dec. 31, 2001. FAS 142 eliminated the amortization of goodwill and certain other intangible assets. As a result, first quarter 2001 amortization was reduced from $58.9 million to an adjusted $1.8 million. In addition, equity losses decreased from $19.9 million to an adjusted $17.1 million due to the adoption of this new standard by the Company’s equity method investees. Also, due to the reduced amortization expense and equity losses, first quarter 2001 income tax expense increased from $59.0 million to an adjusted $74.7 million. First quarter 2001 diluted earnings per share (EPS) increased from $.20 to an adjusted $.34.

Reported first quarter 2001 amounts are reconciled to adjusted 2001 amounts as follows (in thousands, except per share amounts):

	First Quarter Ended April 1, 2001
	Amount	Basic EPS	Diluted EPS
Reported net income	$ 63,946	$ .21	$ .20
Adjust: Amortization of intangible assets, net of tax	42,554.14		.13
Adjust: Net loss on equity investments, net of tax	1,682.01		.01

Adjusted net income	$108,182	$ .36	$ .34

The condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2001.

NOTE 2:  RESTRUCTURING CHARGES

In the first quarter of 2002, the Company recorded pretax restructuring charges of $27 million ($17 million after-tax, or $.05 per diluted share) for various cost reduction initiatives. Approximately 300 full-time equivalent employees are being eliminated as a result of these initiatives. Pretax restructuring charges of approximately $25 million were recorded at the publishing segment, $1 million at the broadcasting and entertainment segment, $0.2 million at the interactive segment and $1 million at corporate during 2002. These restructuring charges are presented as a separate line item in the condensed consolidated statement of operations. As a result of these cost reduction initiatives, the Company expects annual pretax savings, principally in compensation expense, of approximately $20 million. Savings will begin in the second quarter of 2002.

A summary of the significant components of the pretax restructuring charges for the quarter ended March 31, 2002, is as follows (in millions):

	Publishing	Broadcasting	Interactive	Corporate	Total
Severance costs	$ 20.2	$ 0.8	$ 0.2	$ 0.4	$ 21.6
Asset disposals	3.0	0.3	–	0.2	3.5
Lease termination costs	1.6	–	–	0.6	2.2

Total	$ 24.8	$ 1.1	$ 0.2	$ 1.2	$ 27.3

During the 2001 second quarter, the Company announced a voluntary retirement program (“VRP”), which was offered to selected employees who were at least 50 years old and met certain other eligibility requirements. The Company implemented this program as well as various other cost reduction initiatives throughout 2001 and during the first quarter of 2002, as discussed above. In total, approximately 2,000 full-time equivalent employees were eliminated as a result of the various initiatives.

Accruals for the restructuring charges are included in “accounts payable, accrued expenses and other current liabilities” on the condensed consolidated balance sheets and amounted to $32 million at March 31, 2002. The accruals primarily consist of costs related to severance and lease termination costs. The accruals will be paid within the next year.

A summary of the activity with respect to the 2001 restructuring accrual is as follows (in millions):

Restructuring accrual at Dec. 30, 2001	$ 21.0
Restructuring charges (1)	23.8
Payments	(13.2)

Restructuring accrual at March 31, 2002	$ 31.6

(1)  Represents severance and lease termination costs included in the restructuring accrual.

NOTE 3:  NEW ACCOUNTING STANDARDS

On Dec. 31, 2001, the Company adopted FAS 142 which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets has ceased beginning in fiscal year 2002. The adoption of this standard has substantially reduced the amount of amortization expense related to intangible assets, including goodwill. On an annual basis, the Company expects that amortization expense will be reduced from $241 million in 2001 to approximately $10 million in 2002. In addition, equity losses are expected to decrease by approximately $11 million from the 2001 level due to the adoption of this new standard by the Company's equity method investees. In total, diluted EPS is expected to increase by approximately $.60 in 2002 due to the reduction in amortization expense and equity losses.

The provisions of FAS 142 that pertain to impairment of intangible assets have superceded the impairment related provisions included in FAS 121, beginning in fiscal year 2002. Under FAS 142, the impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values, instead of projected future undiscounted cash flows. The fair values of these assets were calculated as of Dec. 31, 2001 based on discounted cash flow analyses. As a result of initially applying the new impairment provisions of FAS 142, the Company recorded a pretax charge of $271 million ($166 million after taxes, or $.51 per diluted share) in the first quarter of 2002. The charge relates to certain of the Company's newspaper mastheads ($226 million), a Federal Communications Commission ("FCC") license ($43 million) and a television network affiliation agreement ($2 million), and is presented as the cumulative effect of a change in accounting principle in the Company's condensed consolidated financial statements. The impairments are primarily the result of decreases in operating revenues as compared to forecasts prepared at the dates the respective companies were acquired.

Goodwill and other intangible assets at March 31, 2002 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount

Intangible assets continuing to be amortized
Subscribers	$ 200,624	$(24,260)	$176,364
Other	5,324	(1,507)	3,817

Total	$205,948	$(25,767)	180,181

Goodwill and other intangible assets no longer being amortized
Goodwill
Publishing	3,894,893
Broadcasting & Entertainment	1,355,897
Interactive	92,964
Newspaper mastheads	1,576,507
FCC licenses	952,244
Network affiliation agreements	206,321
Other	442

Total	8,079,268

Total goodwill and other intangible assets	$8,259,449

Estimated annual aggregate amortization expense will be approximately $10 million for 2002 and for each of the next five years.

NOTE 4:  EARNINGS PER SHARE

The computations of basic and diluted earnings per share ("EPS") were as follows (in thousands, except per share data):

	First Quarter Ended
	Actual	Adjusted	Actual
	March 31, 2002	April 1, 2001	April 1, 2001
Basic EPS:
Net income (loss)	$(101,570)	$ 114,881	$ 70,645
Preferred dividends, net of tax	(6,565)	(6,699)	(6,699)

Net income (loss) attributable to common shares	$(108,135)	$ 108,182	$ 63,946
Weighted average common shares outstanding	299,089	299,656	299,656

Basic EPS	$ (.36)	$ .36	$ .21

Diluted EPS:
Net income (loss)	$(101,570)	$ 114,881	$ 70,645
Additional ESOP contribution required assuming Series B Preferred
shares were converted, net of tax	(2,570)	(2,654)	(2,654)
Dividends on Series C, D-1, and D-2 preferred stock	(2,014)	(2,014)	(2,014)
LYONs interest expense, net of tax	–	1,515	1,515

Adjusted net income (loss)	$(106,154)	$ 111,728	$ 67,492

Weighted average common shares outstanding	299,089	299,656	299,656
Assumed conversion of Series B preferred shares into common
shares	17,225	18,408	18,408
Assumed exercise of stock options, net of common shares assumed
repurchased with the proceeds	6,025	6,500	6,500
Assumed conversion of LYONs debt securities	–	7,272	7,272

Adjusted weighted average common shares outstanding	322,339	331,836	331,836

Diluted EPS	$ (.33)	$ .34	$ .20

Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. For the first quarter of 2002, diluted EPS was computed based on the assumption that the Series B convertible preferred shares held by the Company’s Employee Stock Ownership Plan were converted into common shares. Weighted average common shares outstanding was adjusted for the dilutive effect of stock options. The Company’s LYONs debt securities and Series C, D-1 and D-2 convertible preferred stocks were not included in the calculation of diluted EPS because their effects were antidilutive to income before the cumulative effect of change in accounting principle. For the first quarter of 2001, diluted EPS was computed based on the assumption that the Series B convertible preferred shares held by the Company’s Employee Stock Ownership Plan and the LYONs debt securities were converted into common shares. Weighted average common shares outstanding was adjusted for the dilutive effect of stock options. The Company’s Series C, D-1 and D-2 convertible preferred stocks were not included in the calculation of diluted EPS because their effects were antidilutive.

NOTE 5: NON-OPERATING ITEMS

The first quarters of 2002 and 2001 included several non-operating items, summarized as follows (in thousands, except per share amounts):

	First Quarter Ended March 31, 2002		First Quarter Ended April 1, 2001
	Pretax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	Diluted EPS
Gain (loss) on net change in fair values of derivatives
and related investments	$(45,515)	$ (.09)	$9,116	$ .01
Gain on sale of investments	1,426	–	503	–
Loss on investment write-downs	(1,489)	–	(305)	–

Total non-operating items	$(45,578)	$ (.09)	$9,314	$ .01

In the first quarter of 2002, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $46 million, which decreased diluted EPS by $.09. This loss resulted primarily from a $151 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $106 million decrease in the fair value of the derivative component of the PHONES.

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

In the aggregate, non-operating items decreased diluted EPS by $.09 in the first quarter of 2002 and increased diluted EPS by $.01 in 2001. Excluding non-operating items and restructuring charges, diluted EPS was $.32 in the first quarter of 2002, equal to an adjusted $.32 in 2001.

NOTE 6:  INVENTORIES

Inventories consisted of the following (in thousands):

	March 31, 2002	Dec. 30, 2001

Newsprint (at LIFO)	$38,962	$37,607
Supplies and other	11,565	11,835

Total inventories	$50,527	$49,442

Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $4.9 million at March 31, 2002 and $6.0 million at Dec. 30, 2001.

NOTE 7:  DEBT

Debt consisted of the following (in thousands):

	March 31, 2002	Dec. 30, 2001

Commercial paper, weighted average interest rate of 1.8% and 2.0%	$ 727,864	$ 905,684
Medium-term notes, weighted average
interest rate of 6.2%, due 2002-2008	1,032,115	1,032,115
8.4% guaranteed ESOP notes, due 2002-2003	66,255	66,255
Capitalized real estate obligation, effective interest rate of
7.7%, expiring 2009	108,069	110,786
7.45% notes due 2009	394,550	394,370
7.25% debentures due 2013	141,453	141,301
LYONs due 2017	292,710	291,644
7.5% debentures due 2023	93,669	93,611
6.61% debentures due 2027	242,067	241,991
7.25% debentures due 2096	128,992	128,945
Other notes and obligations	4,691	4,880

Total debt excluding PHONES	3,232,435	3,411,582
Less amounts classified as due within one year	(132,844)	(410,890)

Long-term debt excluding PHONES	3,099,591	3,000,692
2% PHONES debt related to AOL Time Warner stock, due 2029	580,000	684,000

Total long-term debt	$ 3,679,591	$ 3,684,692

Debt due within one year as of March 31, 2002 was as follows (in thousands):

Commercial paper	$ 727,864
Medium-term notes	60,000
ESOP notes	32,483
Capitalized real estate obligation	11,409
Other notes and obligations	1,088

Subtotal	832,844
Less: commercial paper classified as long-term	(700,000)

Amounts classified as due within one year	$ 132,844

Through existing revolving credit agreements, the Company has both the ability and the intent to refinance $700 million of its commercial paper on a long-term basis. Accordingly, these notes were classified as long-term as of March 31, 2002. At May 1, 2002, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.25 billion, of which $550 million expires in March 2003, $100 million expires in April 2003 and $600 million expires in December 2005. No amounts were borrowed under these credit agreements at March 31, 2002.

NOTE 8:  COMPREHENSIVE INCOME

Other comprehensive income for the quarters ended March 31, 2002 and April 1, 2001 includes unrealized gains and losses on interest rate and newsprint swaps and unrealized gains and losses on marketable securities classified as available-for-sale.

Approximately 4.0 million AOL Time Warner shares were classified as available-for-sale during the quarter ended March 31, 2002. The Company’s comprehensive income is as follows (in thousands):

	First Quarter Ended
	Actual	Adjusted	Actual
	March 31, 2002	April 1, 2001	April 1, 2001
Net income (loss)	$(101,570)	$ 114,881	$ 70,645

Unrealized gain (loss) on interest rate and newsprint swaps, net	(1,804)	4,183	4,183
Unrealized holding gain (loss) on marketable securities classified as available for sale:
Unrealized holding gain (loss) arising during the
period, before tax	(39,689)	31,010	31,010
Less: adjustment for gain on sale of investment
included in net income	(1,426)	–	–
Income taxes	16,184	(12,536)	(12,536)

Change in net unrealized gain on securities	(24,931)	18,474	18,474

Other comprehensive income (loss)	(26,735)	22,657	22,657

Comprehensive income (loss)	$(128,305)	$ 137,538	$ 93,302

NOTE 9:  LEGAL PROCEEDINGS

During 1998, The Times Mirror Company (“Times Mirror”), which was acquired by Tribune in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service (“IRS”) has audited the transactions and disagreed with the position taken by Times Mirror. The IRS audit team issued a notice of proposed adjustment in 2001 to increase 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. The IRS has also asserted tax penalties of 20% relating to these transactions. As of March 31, 2002, the interest on the proposed taxes and penalties would be approximately $175 million. The Company will protest the IRS proposed adjustment and related tax penalties and intends to vigorously defend its position in this matter. A tax reserve of $180 million, plus interest, relating to these transactions is included in compensation and other obligations on the condensed consolidated balance sheet. The resolution of these issues is unpredictable and could result in a tax liability that is significantly higher or lower than that which has been provided by the Company.

NOTE 10:  OTHER DEVELOPMENTS

On Dec. 26, 2001, Tribune signed a contract with Entercom Communications Corp. (“Entercom”) to manage Tribune’s three Denver radio stations, KOSI-FM, KKHK-FM and KEZW-AM. On Feb. 1, 2002, under the agreement, Entercom began managing the stations for up to three years, after which, pursuant to an option agreement, Entercom will have the right to purchase the stations for $180 million. During the term of the contract, the Company has the right to identify television assets for acquisition through one or more exchange transactions. The results of the three Denver stations are included in the condensed consolidated financial statements through

Jan. 31, 2002. Beginning in February 2002, the Company receives from Entercom a monthly time brokerage fee, which is recorded in revenue.

On April 19, 2002, the Company announced that it has agreed to acquire the assets of WTTV-TV, Indianapolis, and its satellite station WTTK-TV in Kokomo, IN, from Sinclair Broadcast Group for $125 million. The transaction is intended to be structured as an asset exchange whereby Tribune will exchange certain assets of the Denver radio station group for the assets of the Sinclair television stations. The transaction is expected to close in the second half of 2002, pending regulatory approvals. Tribune will continue to look for suitable television assets to acquire in exchange for the remaining assets of the Denver radio station group.

NOTE 11:  SEGMENT INFORMATION

Financial data for each of the Company’s business segments are as follows (in thousands):

	First Quarter Ended
	Actual	Adjusted	Actual
	March 31, 2002	April 1, 2001	April 1, 2001
Operating revenues:
Publishing	$ 932,046	$ 988,991	$ 988,991
Broadcasting and Entertainment	283,534	290,068	290,068
Interactive	18,058	13,743	13,743

Total operating revenues	$ 1,233,638	$ 1,292,802	$ 1,292,802

Operating profit (loss) before restructuring charges:
Publishing	$ 189,561	$ 193,369	$ 156,061
Broadcasting and Entertainment	72,977	88,802	70,721
Interactive	(1,662)	(8,489)	(10,248)
Corporate expenses	(9,142)	(13,835)	(13,835)

Total operating profit before restructuring charges	$ 251,734	$ 259,847	$ 202,699

Operating profit (loss) including restructuring charges:
Publishing	$ 164,801	$ 193,369	$ 156,061
Broadcasting and Entertainment	71,890	88,802	70,721
Interactive	(1,825)	(8,489)	(10,248)
Corporate expenses	(10,385)	(13,835)	(13,835)

Total operating profit including restructuring charges	$ 224,481	$ 259,847	$ 202,699

	March 31, 2002	Dec. 30, 2001

Assets:
Publishing	$ 8,061,929	$ 8,225,041
Broadcasting and Entertainment	3,983,608	4,107,599
Interactive	279,493	280,317
Corporate	1,557,632	1,875,102

Total assets	$13,882,662	$14,488,059

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the "Company") for the first quarter of 2002 to the first quarter of 2001. Certain prior year amounts have been reclassified to conform with the 2002 presentation.

FORWARD-LOOKING STATEMENTS

This discussion, the information contained in the preceding notes to the financial statements and the information contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” contain certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: changes in advertising demand, newsprint prices, cost of broadcast rights, interest rates, competition, and other economic conditions; regulatory and judicial rulings; adverse results from litigation; the effect of professional sports team labor strikes, lock-outs and negotiations; the effect of acquisitions, investments, divestitures, derivative transactions and litigation on the Company’s results of operations and financial condition; and the Company’s reliance on third-party vendors for various services. The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNIFICANT EVENTS

RESTRUCTURING CHARGES

During the first quarter of 2002, the Company recorded pretax restructuring charges of $27 million ($17 million after-tax, or $.05 per diluted share). For further discussion of the restructuring charges, see note 2 to the condensed consolidated financial statements in Item 1.

NEW ACCOUNTING RULES

On Dec. 31, 2001, the Company adopted FAS 142 which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets has ceased beginning in fiscal year 2002. The adoption of this standard has substantially reduced the amount of amortization expense related to intangible assets, including goodwill. On an annual basis, the Company expects that amortization expense will be reduced from $241 million in 2001 to approximately $10 million in 2002. In addition, equity losses are expected to decrease by approximately $11 million from the 2001 level due to the adoption of this new standard by the Company’s equity method investees. In total, diluted EPS is expected to increase by approximately $.60 in 2002 due to the reduction in amortization expense and equity losses.

The provisions of FAS 142 that pertain to impairment of intangible assets have superceded the impairment related provisions included in FAS 121, beginning in fiscal year 2002. Under FAS 142, the impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values, instead of projected future undiscounted cash flows. The fair values of these assets were calculated as of Dec. 31, 2001 based on discounted cash flow analyses. As a result of initially applying the new impairment provisions of FAS 142, the Company recorded a pretax charge of $271 million ($166 million after taxes, or $.51 per diluted share) in the first quarter of 2002. The charge relates to certain of the Company’s newspaper mastheads ($226 million), a FCC license ($43 million) and a television network affiliation agreement ($2 million), and is presented as the cumulative effect of a change in accounting principle in the Company’s condensed consolidated financial statements. The impairments are primarily the result of decreases in operating revenues as compared to forecasts prepared at the dates the respective companies were acquired.

NON-OPERATING ITEMS

The first quarters of 2002 and 2001 included several non-operating items, summarized as follows (in thousands, except per share amounts):

	First Quarter Ended March 31, 2002		First Quarter Ended April 1, 2001
	Pretax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	Diluted EPS
Gain (loss) on net change in fair values of derivatives
and related investments	$(45,515)	$ (.09)	$9,116	$ .01
Gain on sale of investments	1,426	–	503	–
Loss on investment write-downs	(1,489)	–	(305)	–

Total non-operating items	$(45,578)	$ (.09)	$9,314	$ .01

In the first quarter of 2002, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $46 million, which decreased diluted EPS by $.09. This loss resulted primarily from a $151 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $106 million decrease in the fair value of the derivative component of the PHONES.

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

In the aggregate, non-operating items decreased diluted EPS by $.09 in the first quarter of 2002 and increased diluted EPS by $.01 in 2001. Excluding non-operating items and restructuring charges, diluted EPS was $.32 in the first quarter of 2002, equal to an adjusted $.32 in 2001.

OTHER DEVELOPMENTS

On Dec. 26, 2001, Tribune signed a contract with Entercom Communications Corp. (“Entercom”) to manage Tribune’s three Denver radio stations, KOSI-FM, KKHK-FM and KEZW-AM. On Feb. 1, 2002, under the agreement, Entercom began managing the stations for up to three years, after which, pursuant to an option agreement, Entercom will have the right to purchase the stations for $180 million. During the term of the contract, the Company has the right to identify television assets for acquisition through one or more exchange transactions. The results of the three Denver stations are included in the condensed consolidated financial statements through Jan. 31, 2002. Beginning in February 2002, the Company receives from Entercom a monthly time brokerage fee, which is recorded in revenue.

On April 19, 2002, the Company announced that it has agreed to acquire the assets of WTTV-TV, Indianapolis, and its satellite station WTTK-TV in Kokomo, IN, from Sinclair Broadcast Group for $125 million. The transaction is intended to be structured as an asset exchange whereby Tribune will exchange certain assets of the Denver radio station group for the assets of the Sinclair television stations. The transaction is expected to close in the second half of 2002, pending regulatory approvals. Tribune will continue to look for suitable television assets to acquire in exchange for the remaining assets of the Denver radio station group.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2002 and 2001 first quarters reflect these seasonal patterns.

CONSOLIDATED

The Company’s consolidated operating results for the first quarters of 2002 and 2001 are shown in the table below.

	First Quarter
(In millions, except per share data)	Actual 2002	Adjusted 2001 (1)	Actual 2001	Adjusted Change

Operating revenues	$ 1,234	$ 1,293	$ 1,293	–	5%

Operating profit excluding restructuring charges	252	260	203	–	3%
Restructuring charges	(27)	–	–		*

Operating profit	225	260	203	–	14%

Non-operating items, net of tax	(28)	6	6		*

Net income (loss):
Before restructuring charges and
non-operating items	$ 109	$ 109	$ 65	–	1%

Including restructuring charges and
non-operating items	64	115	71	–	44%
Cumulative effect of accounting change, net	(166)	–	–		*

Net income (loss)	$ (102)	$ 115	$ 71		*

Diluted earnings (loss) per share:
Before cumulative effect of accounting change:
Before restructuring charges and
non-operating items	$ .32	$ .32	$ .19		–

Including restructuring charges and
non-operating items	.18	.34	.20	–	47%
Cumulative effect of accounting change, net	(.51)	–	–		*

Net income (loss)	$(.33)	$ .34	$ .20		*

   * Not meaningful.

(1) Adjusted results assume the provisions of FAS 142 were effective Jan. 1, 2001, instead of Dec. 31, 2001. FAS 142 eliminated the amortization of goodwill and certain other intangible assets. As a result, first quarter 2001 amortization was reduced from $58.9 million to an adjusted $1.8 million. In addition, equity losses decreased from $19.9 million to an adjusted $17.1 million due to the adoption of this new standard by the Company’s equity method investees. Also, due to the reduced amortization expense and equity losses, first quarter 2001 income tax expense increased from $59.0 million to an adjusted $74.7 million. First quarter 2001 diluted EPS increased from $.20 to an adjusted $.34. Unless otherwise specified, the discussion below of Tribune’s first quarter operating results assume that the adoption of the new standard had been in effect at the beginning of 2001.

Earnings Per Share (“EPS”) – Excluding non-operating items, restructuring charges and cumulative effect of change in accounting principle, diluted EPS of $.32 was equal to first quarter 2001 results, as declines in operating profit at publishing and broadcasting were offset by smaller losses at interactive, lower corporate expenses and reduced interest expense.

Operating Revenues and Profit – The Company's consolidated operating revenues, EBITDA (operating profit before depreciation, amortization, equity results and non-operating items) and operating profit by business segment for the first quarter were as follows:

	First Quarter
	Actual 2002	Adjusted 2001	Change
(In millions)
Operating revenues
Publishing	$ 932	$ 989	-	6%
Broadcasting and Entertainment	284	290	-	2%
Interactive	18	14	+	31%

Total operating revenues	$ 1,234	$ 1,293	-	5%

EBITDA (1)
Publishing	$ 231	$ 234	-	1%
Broadcasting and Entertainment	84	100	-	15%
Interactive	–	(7)	+	97%
Corporate expenses	(9)	(12)	+	31%

Total before restructuring charges	306	315	-	3%
Restructuring charges	(23)	–		*

Total EBITDA	$ 283	$ 315	-	10%

Operating profit
Publishing	$ 190	$ 193	-	2%
Broadcasting and Entertainment	73	89	-	18%
Interactive	(2)	(8)	+	80%
Corporate expenses	(9)	(14)	+	34%

Total before restructuring charges	252	260	-	3%
Restructuring charges	(27)	–		*

Total operating profit	$ 225	$ 260	-	14%

(1)	EBITDA is defined as earnings before interest, taxes, depreciation, amortization, equity results and non-operating items. The Company has presented EBITDA because it is a common alternative measure of performance. The Company’s definition of EBITDA may not be consistent with that of other companies. EBITDA does not represent cash provided by operating activities as reflected in the Company’s consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

* Not meaningful

Consolidated operating revenues declined 5% to $1.2 billion from $1.3 billion in 2001 due to declines in publishing and broadcasting and entertainment, partially offset by improvements in interactive revenues. Excluding all acquisitions and divestitures (“on a comparable basis”), revenues were down 6%, primarily due to declines in publishing and broadcasting and entertainment.

Excluding restructuring charges, consolidated operating profit was down 3% and EBITDA decreased 3% in the first quarter of 2002. Publishing operating profit, before restructuring charges, was $190 million, down 2% from $193 million in 2001 as advertising revenue declines, primarily in Chicago, Los Angeles and Baltimore, were partially offset by operating expense declines. Broadcasting and entertainment operating profit, before restructuring charges, was down 18% to $73 million, primarily due to lower television revenues, combined with higher broadcast rights amortization expense. Interactive reported an operating loss of $2 million, an improvement of 80% from an $8 million operating loss in 2001, mainly due to increased classified revenues and continued cost controls. On a comparable basis, consolidated operating profit, before restructuring charges, was down 5%, or $14 million, and EBITDA declined 5%, or $15 million, from 2001.

Operating Expenses -- Consolidated operating expenses for the first quarter were as follows:

	First Quarter
	Actual 2002	Adjusted 2001	Change
(In millions)
Cost of sales	$ 605	$ 642	-	6%
Selling, general and administrative	322	336	-	4%
Depreciation and amortization of intangible assets	55	55		–
Restructuring charges	27	–		*

Total operating expenses	$1,009	$1,033	-	2%

* Not meaningful

Cost of sales decreased 6%, or $37 million, in the 2002 first quarter. On a comparable basis, cost of sales decreased 6%, or $41 million, primarily due to lower newsprint and compensation expense, partially offset by higher broadcast rights. Newsprint expenses decreased 26%, or $38 million, as average newsprint costs decreased 22% while consumption declined 6%. Compensation expense declined 5%, or $12 million. Broadcast rights amortization increased 10%, or $8 million, primarily related to the fall 2001 launch of “Everybody Loves Raymond.”

Selling, general and administrative expenses (“SG&A”) were down 4%, or $14 million, in the 2002 first quarter. On a comparable basis, SG&A expenses fell 5%, or $18 million, largely due to declines in compensation expense and other cost control initiatives. Compensation expense decreased 5%, or $8 million in the first quarter.

As discussed in Note 15 to the consolidated financial statements in the Company’s 2001 Annual Report on Form 10-K, the Company’s net pension credit, before a charge in 2001 related to the Voluntary Retirement Program, is expected to decline by approximately $30 million in 2002. First quarter 2002 net pension credit was $13 million compared to $20 million in the first quarter of 2001. Net pension credit is a component of compensation expense and is allocated between cost of sales and selling, general and administrative expenses.

The Company recorded pretax restructuring charges of $27 million during 2002 (see discussion in note 2 of the condensed consolidated financial statements in Item 1).

PUBLISHING

Operating Revenues and Profit -- The following table presents publishing operating revenues, EBITDA and operating profit for the first quarter.

	First Quarter
	Actual 2002	Adjusted 2001	Change
(In millions)
Operating revenues	$ 932	$989	-	6%

EBITDA before restructuring charges	$ 231	$234	-	1%
Restructuring charges	(22)	–		*

EBITDA	$ 209	$234	-	11%

Operating profit before restructuring charges	$ 190	$193	-	2%
Restructuring charges	(25)	–		*

Operating profit	$ 165	$193	-	15%

* Not meaningful

Publishing operating revenues decreased 6% to $932 million from $989 million in 2001 primarily due to a 9% decline in advertising revenue. Excluding the acquisitions of the Virginia Gazette (Feb. 2001) and TV Data (May 2001) (“on a comparable basis”), publishing operating revenues decreased 7%, or $65 million. On a comparable basis, total advertising revenues were down 9% in the 2002 first quarter. In spite of lower revenues, the publishing group increased its operating cash flow margin from first quarter 2001 by more than 1 percentage point due to lower expenses. Los Angeles showed a margin improvement of more than 3 percentage points in the first quarter primarily due to reduced operating expenses.

Publishing operating profit, before restructuring charges, was down 2% to $190 million, compared with $193 million in 2001. Excluding the acquisitions of TV Data and the Virginia Gazette, operating profit before restructuring charges, declined 2%, or $5 million, mainly as a result of advertising revenue declines in Chicago, Los Angeles and Baltimore, partially offset by a decline in cash expenses.

Publishing operating revenues, by classification, for the first quarter were as follows:

	First Quarter
	2002	2001	Change
(In millions)
Advertising
Retail	$284	$292	-	3%
National	176	183	-	4%
Classified	245	295	-	17%

Total advertising	705	770	-	9%
Circulation	168	166	+	2%
Other	59	53	+	11%

Total revenues	$932	$989	-	6%

Total advertising revenues declined 9% in the 2002 first quarter. Retail advertising was down 3%, or $8 million, due to declines in the department stores, health care, electronics and hardware categories, partially offset by increases in food and furniture/home furnishings. National advertising revenue for the first quarter of 2002 was down 4%, or $7 million, primarily due to lower spending in the travel/resorts, financial and auto manufacturing categories, partially offset by increases from entertainment/amusements and hi-tech. Classified advertising revenues declined 17%, or $50 million, in the 2002 first quarter primarily due to a 40% decline in the help wanted category.

Advertising linage for the first quarter was as follows:

	First Quarter
	2002	2001	Change
(Inches in thousands)
Full run
Retail	1,439	1,522	-	5%
National	829	875	-	5%
Classified	2,487	2,673	-	7%

Total full run	4,755	5,070	-	6%
Part run	4,440	4,449		–

Total inches	9,195	9,519	-	3%

Preprint pieces (in millions)	2,602	2,523	+	3%

Full run advertising linage decreased 6% primarily due to a 7% drop in classified advertising. The classified decrease was mainly due to declines in Chicago, Newport News, Los Angeles, Orlando and Baltimore, partially offset by an increase in New York. Full run retail advertising linage was down 5% due to declines in Fort Lauderdale, Baltimore and New York, partially offset by a slight increase in Chicago. Full run national advertising linage declined 5% in the 2002 first quarter due to decreases in Los Angeles and Baltimore. Part run advertising linage remained flat compared with 2001 as declines in Chicago and Orlando were offset by increases in Los Angeles and Fort Lauderdale. Preprint advertising pieces rose 3% in the first quarter due to increases in Chicago, Fort Lauderdale and Los Angeles, partially offset by a decline in New York.

Circulation revenues were up 2% as lower daily and Sunday copy sales were offset by a price increase in Los Angeles. Total average daily circulation decreased 3% to 3,435,000 copies compared with 2001 and total average Sunday circulation decreased 1% to 4,909,000 copies.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues increased 11% due to acquisitions. On a comparable basis, other revenues declined 2%, or $1 million, due to lower outside printing revenues, partially offset by an increase in direct mail operations.

Operating Expenses – Publishing operating expenses, excluding restructuring charges, decreased 7%, or $53 million. Excluding the acquisitions of TV Data and the Virginia Gazette, operating expenses declined 7%, or $59 million, primarily due to a decrease in newsprint and ink and compensation expenses. On a comparable basis, newsprint and ink expense was down 26%, or $38 million, as average newsprint costs decreased 22% while consumption declined 6%. On a comparable basis, compensation expense declined 4%, or $12 million, due to the voluntary retirement program, outsourcing of certain circulation operations at Los Angeles and other reductions in force, partially offset by a lower pension credit. Publishing reported restructuring charges of $24.8 million in 2002 (see discussion in note 2 to the condensed consolidated financial statements in Item 1).

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit -- The following table presents operating revenues, EBITDA and operating profit for television and radio/entertainment for the first quarter. Entertainment includes Tribune Entertainment and the Chicago Cubs.

	First Quarter
	Actual 2002	Adjusted 2001	Change
(In millions)
Operating revenues
Television	$ 257	$ 264	-	3%
Radio/Entertainment	27	26	+	3%

Total operating revenues	$ 284	$ 290	-	2%

EBITDA before restructuring charges
Television	$ 84	$ 102	-	17%
Radio/Entertainment	–	(2)	+	89%

EBITDA before restructuring charges	84	100	-	15%
Restructuring charges	(1)	–		*

Total EBITDA	$ 83	$ 100	-	16%

Operating profit before restructuring charges
Television	$ 75	$ 92	-	19%
Radio/Entertainment	(2)	(3)	+	48%

Operating profit before restructuring charges	73	89	-	18%
Restructuring charges	(1)	–		*

Total operating profit	$ 72	$ 89	-	19%

*Not meaningful

Broadcasting and entertainment operating revenues decreased 2%, or $6 million, mainly due to a 3% decline in television revenues. Excluding the acquisitions of Tower Distribution, WGN Cable’s distribution entity, in April 2001 and WTXX-Hartford in August 2001 (“on a comparable basis”), television revenues were down 6%, or $16 million, mainly due to lower cable copyright royalties and lower advertising revenues at WGN Cable. Same-station advertising revenues for the WB and Fox stations were down 1% for the quarter. Radio/Entertainment revenues increased 3% in the first quarter mainly due to new programs at Tribune Entertainment and higher revenues at WGN Radio.

Operating profit, before restructuring charges, for broadcasting and entertainment was down 18% to $73 million from $89 million in 2001. The losses were primarily due to a 19%, or $17 million, decrease in television operating profit. The decline in television operating profit resulted from television revenues falling 3%, combined with a 10% increase in broadcast rights amortization expense, primarily related to the fall 2001 launch of “Everybody Loves Raymond.” Excluding the impact of acquisitions and restructuring charges, television operating profit was down 23% in the 2002 first quarter.

Operating Expenses -- Broadcasting and entertainment operating expenses, excluding restructuring charges, increased 5%, or $9 million, in the first quarter of 2002. Excluding the acquisitions of Tower Distribution, WGN Cable’s distribution entity, and WTXX-Hartford and restructuring charges, broadcasting and entertainment operating expenses were up 2%, or $5 million, as increased broadcast rights amortization was partially offset by lower compensation costs. On a comparable basis, broadcast rights amortization increased 10%, or $8 million, and compensation expense decreased 5%, or $3 million, in the 2002 first quarter. Broadcasting and entertainment reported restructuring charges of $1.1 million in 2002 (see discussion in note 2 to the condensed consolidated financial statements in Item 1).

INTERACTIVE

Operating Revenues and Profit -- The following table presents interactive operating revenues, EBITDA and operating loss for the first quarter:

	First Quarter
	Actual 2002	Adjusted 2001	Change
(In millions)
Operating revenues	$ 18.1	$ 13.7	+	31%

EBITDA before restructuring charges	$ (0.2)	$ (7.0)	+	97%
Restructuring charges	(0.2)	-		*

EBITDA	$ (0.4)	$ (7.0)	+	95%

Operating loss before restructuring charges	$ (1.6)	$ (8.5)	+	80%
Restructuring charges	(0.2)	-		*

Operating loss	$ (1.8)	$ (8.5)	+	79%

*Not meaningful

Interactive’s revenues are derived primarily from advertising sales. Banner and sponsorship advertising is sold to local and national customers. Classified advertising revenues are mainly derived from two sources: the sale of online classified advertising in conjunction with print advertising in the Company’s daily newspapers and selling online-only classified products.

Interactive’s operating revenues increased 31% to $18 million mainly due to increased classified revenues at all the newspaper web sites. The increase in classified revenues was driven by increases in the recruitment, auto and real estate categories.

Interactive’s operating loss, excluding restructuring charges, decreased to $2 million compared with $8 million in 2001, primarily due to increased classified revenues and continued cost controls.

Operating Expenses – Interactive operating expenses, excluding restructuring charges, were down 11%, or $3 million, primarily due to a 23%, or $3 million, decline in compensation expense. Interactive reported restructuring charges of $0.2 million in 2002 (see discussion in note 2 to the condensed consolidated financial statements in Item 1).

CORPORATE EXPENSES

Corporate expenses, excluding restructuring charges, declined 34% to $9 million from $14 million in 2001 mainly due to cost control initiatives. Corporate reported restructuring charges of $1.2 million in 2002 (see discussion in note 2 to the condensed consolidated financial statements in Item 1).

EQUITY RESULTS

Net loss on equity investments totaled $21 million in the 2002 first quarter, compared with an adjusted $17 million in 2001. The 2002 loss includes the Company’s $7.5 million share of a nonrecurring charge at CareerBuilder, primarily due to recent staff reductions and asset write-downs. The remainder of the losses primarily reflect Tribune’s share of operating losses at CareerBuilder, The WB Network, BrassRing and Classified Ventures.

INTEREST AND INCOME TAXES

Interest expense for the 2002 first quarter decreased 15% to $55 million from $65 million last year due to lower outstanding debt and interest rates. Interest income for the 2002 first quarter remained flat at $2 million compared with last year.

The effective tax rate, excluding restructuring charges and non-operating items, was 39.0% compared with a rate of 39.4% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by operations in the first quarter was $262 million in 2002, up from $185 million in 2001. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and stock.

Net cash used for investments totaled $42 million in the first quarter of 2002. The Company spent $42 million for capital expenditures and $11 million for acquisitions and investments. The Company received $3 million from the sale of investments.

Net cash used for financing activities in the 2002 first quarter was $202 million due to repayments of long-term debt, purchases of treasury stock and payments of dividends, partially offset by sales of stock to employees. In the first quarter of 2002, the Company repurchased approximately 742,000 shares of its common stock for $28 million primarily related to Employee Stock Ownership Plan withdrawals. At March 31, 2002, the Company had authorization to repurchase an additional $1.7 billion of its common stock. The Company repaid $185 million of long-term debt during the first quarter of 2002. Quarterly dividends on the Company’s common stock remained flat at $.11 per share in 2002.

The Company has revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.25 billion. As of March 31, 2002, no amounts were borrowed under the credit agreements.

The Company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. At May 1, 2002, the Company’s commercial paper was rated “A-1", “P-1” and “F-2” by Standard & Poor’s, Moody’s Investors Service (“Moody’s”), and Fitch, Inc., (“Fitch”), respectively. As of May 1, 2002, the Company’s senior unsecured long-term debt was rated “A” by Standard & Poor’s, “A2” by Moody’s and “A-” by Fitch.

During 1998, The Times Mirror Company (“Times Mirror”), which was acquired by Tribune in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service (“IRS”) has audited the transactions and disagreed with the position taken by Times Mirror. The IRS audit team issued a notice of proposed adjustment in 2001 to increase 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. The IRS has also asserted tax penalties of 20% relating to these transactions. As of March 31, 2002, the interest on the proposed taxes and penalties would be approximately $175 million. The Company will protest the IRS proposed adjustment and related tax penalties and intends to vigorously defend its position in this matter. A tax reserve of $180 million, plus interest, relating to these transactions is included in compensation and other obligations on the condensed consolidated balance sheet. The resolution of these issues is unpredictable and could result in a tax liability that is significantly higher or lower than that which has been provided by the Company.

OUTLOOK

Revenues for 2002 are projected to be about flat for the full year, showing sequential growth as the economy recovers. Revenues will be affected by many factors, including changes in national and local economic conditions, consumer confidence, job creation and unemployment rates. For full year 2002, the Company expects about a 3% reduction in total operating expenses, excluding depreciation, amortization of intangible assets and restructuring charges. Expenses are expected to benefit from lower newsprint prices and various cost control initiatives already in place, including savings related to the implementation of the Company’s previously announced restructuring programs. Based upon these assumptions and excluding restructuring charges, EBITDA in 2002 is expected to increase in the range of 10% due to the impact of lower overall expenses. If the economy recovers more quickly or stronger than anticipated, EBITDA growth could be higher.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following represents an update of the Company’s market-sensitive financial information. This information contains forward-looking statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2001.

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

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			March 31, 2002	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Common stock
investments in
public companies	$73	$83	$94	$104 (1)	$114	$125	$135

(1)	Includes approximately four million shares of AOL Time Warner common stock valued at $94 million. Excludes 16.0 million shares of AOL Time Warner common stock. See discussion below.

During the last 12 quarters, market price movements caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in ten of the quarters, by 20% or more in seven of the quarters and by 30% or more in four of the quarters.

Derivatives and related trading securities. The Company has issued 8.0 million PHONES indexed to the value of its investment in 16.0 million shares of AOL Time Warner common stock (see Note 10 to the Company's consolidated financial statements in the 2001 Annual Report on Form 10-K). Beginning in the second quarter of 1999, this investment in AOL Time Warner is classified as a trading security, and changes in its fair value, net of the changes in the fair value of the related derivative component of the PHONES, are recorded in the statement of income.

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. At March 31, 2002, the PHONES fair value was approximately $580 million. Since the issuance of the PHONES in April 1999, quarterly changes in the fair value of the PHONES have partially offset changes in the fair value of the related AOL Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES and the related AOL Time Warner shares.

The following analysis presents the hypothetical change in the fair value of the Company's 16.0 million shares of AOL Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock's price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			March 31, 2002	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

AOL Time Warner common stock	$265	$303	$341	$378	$416	$454	$492

During the last 12 quarters, market price movements have caused the fair value of the Company’s 16.0 million shares in AOL Time Warner common stock to change by 10% or more in 10 of the quarters, by 20% or more in six of the quarters and by 30% or more in four of the quarters.

PART II.   OTHER INFORMATION

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Company held its annual meeting of shareholders on May 7, 2002.

(b)	No answer required.

(c)	Proposal 1 involved the election of five directors to serve until the 2005 Annual Meeting. Those directors and the voting results were as follows:

	Votes	Votes
	"For"	"Against"
Jack Fuller	285,339,718	4,572,465
Roger Goodan	285,150,875	4,761,308
Enrique Hernandez, Jr.	285,726,315	4,185,868
Patrick G. Ryan	282,768,043	7,144,140
Dudley S. Taft	283,766,824	6,145,359

Proposal 2 involved the ratification of the selection of PricewaterhouseCoopers LLP to serve as the Company’s independent accountants for 2002. The voting results were as follows:

Votes	Votes	Votes
"For"	"Against"	"Abstained"
281,266,113	7,084,995	1,561,075

Proposal 3 involved the reapproval of the performance criteria under the Tribune Company 1997 Incentive Compensation Plan. The voting results were as follows:

Votes	Votes	Votes
"For"	"Against"	"Abstained"
276,597,132	10,911,550	2,403,501

(d)	Not applicable

ITEM 5.   OTHER INFORMATION.

The computation of the ratios of earnings to fixed charges, filed herewith as Exhibit 12, is incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

12 - Computation of ratios of earnings to fixed charges.

(b)	Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBUNE COMPANY (Registrant)
Date: May 14, 2002	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)