Form 10-K/A
period 2001-12-30
TRIBUNE CO
filed 2002-06-27
CIK 726513

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2001

Commission file number 1-8572

TRIBUNE COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1880355 (I.R.S. Employer Identification No.)
435 North Michigan Avenue Chicago, Illinois (Address of principal executive offices)	60611 (Zip code)

Registrant's telephone number, including area code: (312) 222-9100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class Common Stock ($.01 par value) Preferred Share Purchase Rights	Name of each exchange on which registered New York Stock Exchange Chicago Stock Exchange Pacific Stock Exchange
2% Exchangeable Subordinated Debentures Due 2029	New York Stock Exchange

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes |X|. No __.

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |X|

        Aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates on June 21, 2002, based upon the closing price of the Company’s Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $9,180,000,000.

        At June 21, 2002 there were 301,840,306 shares outstanding of the Company's Common Stock ($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the Company.

        The following documents are incorporated by reference, in part:

        Definitive Proxy Statement for the May 7, 2002 Annual Meeting of Shareholders (Part III, to the extent described therein).

SIGNATURE

        The undersigned registrant hereby amends Part IV, Item 14, “Exhibits, Financial Statement Schedules and Reports on Form 8-K” to the registrant’s Annual Report on Form 10-K for the fiscal year ended December 30, 2001 to include the following additional exhibits:

(a)	Exhibit 23.1, Consent of Independent Accountants, is filed herewith.
(b)	Exhibit 23.2, Consent of Independent Auditors, is filed herewith.
(c)

Exhibit 99, Financial statements for the Tribune Company Savings Incentive Plan, KTLA Inc. Hourly Employees' Retirement Plan, WPIX, Inc. Hourly Employees' Retirement Plan, Tribune Company Defined Contribution Retirement Plan, Chicago Tribune Tax Deferred Investment Plan for Machinists, and the Times Mirror Savings Plus Plan.

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, thereunto duly authorized.

TRIBUNE COMPANY (Registrant)
Date: June 27, 2002	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)

   EXHIBIT 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-18921, 333-30773, 333-66077 and 333-74961) and in the Registration Statements on Form S-8 (File Nos. 2-90727, 33-21853, 33-26239, 33-47547, 33-59233, 333-00575, 333-03245, 333-18269, 333-35422, 333-70684, 333-70686, 333-70690, 333-70692 and 333-70696) of Tribune Company of our reports dated June 17, 2002 relating to the financial statements of the Tribune Company Savings Incentive Plan, the KTLA Inc. Hourly Employees’ Retirement Plan, the Tribune Company Defined Contribution Retirement Plan and the Times Mirror Savings Plus Plan, which appear in this Form 10-K/A.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
June 26, 2002

   EXHIBIT 23.2

CONSENT OF INDEPENDENT AUDITORS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-18921, 333-30773, 333-66077 and 333-74961) and on Form S-8 (File Nos. 2-90727, 33-21853, 33-26239, 33-47547, 33-59233, 333-00575, 333-03245, 333-18269, 333-35422, 333-70684, 333-70686, 333-70690, 333-70692 and 333-70696) of Tribune Company of our reports dated June 15, 2001 relating to the financial statements of the Times Mirror Savings Plus Plan as of December 31, 2000, which appears in this Form 10-K/A.

/s/ Ernst & Young LLP
ERNST & YOUNG LLP

Chicago, Illinois
June 26, 2002

   EXHIBIT 99

TRIBUNE COMPANY

INDEX

Page

Tribune Company Savings Incentive Plan	3
Report of Independent Accountants	4
Financial Statements:
Statements of Net Assets Available for Benefits
at December 31, 2001 and 2000	5
Statement of Changes in Net Assets Available for Benefits
for the Year Ended December 31, 2001	6
Notes to Financial Statements	7-11
Supplemental Schedule:
Schedule of Assets (Held at End of Year)	12
KTLA Inc. Hourly Employees' Retirement Plan	13
Report of Independent Accountants	14
Financial Statements:
Statements of Net Assets Available for Benefits
at December 31, 2001 and 2000	15
Statement of Changes in Net Assets Available for Benefits
for the Year Ended December 31, 2001	16
Notes to Financial Statements	17-20
Supplemental Schedule:
Schedule of Assets (Held at End of Year)	21
WPIX, Inc. Hourly Employees' Retirement Plan (Unaudited)	22
Financial Statements:
Statements of Net Assets Available for Benefits
at December 31, 2001 and 2000 (Unaudited)	23
Statement of Changes in Net Assets Available for Benefits
for the Year Ended December 31, 2001 (Unaudited)	24
Notes to Financial Statements (Unaudited)	25-29
Supplemental Schedule:
Schedule of Assets (Held at End of the Year) (Unaudited)	30

Tribune Company Defined Contribution Retirement Plan	31
Report of Independent Accountants	32
Financial Statements:
Statements of Net Assets Available for Benefits
at December 31, 2001 and 2000 (Unaudited)	33
Statement of Changes in Net Assets Available for Benefits
for the Year Ended December 31, 2001	34
Notes to Financial Statements	35-39
Supplemental Schedule:
Schedule of Assets (Held at End of Year)	40
Chicago Tribune Tax Deferred Investment Plan for Machinists (Unaudited)	41
Financial Statements:
Statements of Net Assets Available for Benefits
at December 31, 2001 and 2000 (Unaudited)	42
Statement of Changes in Net Assets Available for Benefits
for the Year Ended December 31, 2001 (Unaudited)	43
Notes to Financial Statements (Unaudited)	44-48
Supplemental Schedule:
Schedule of Assets (Held at End of Year) (Unaudited)	49
Times Mirror Savings Plus Plan	50
Report of Independent Accountants	51
Report of Independent Auditors	52
Financial Statements:
Statements of Net Assets Available for Benefits
at December 31, 2001 and 2000	53
Statement of Changes in Net Assets Available for Benefits
for the Year Ended December 31, 2001	54
Notes to Financial Statements	55-60
Supplemental Schedule:
Schedule of Assets (Held at End of Year)	61-62

All other schedules of additional financial information required by the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA have been omitted because they are not applicable.

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE
AS OF DECEMBER 31, 2001 AND 2000
AND FOR THE YEAR ENDED DECEMBER 31, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Participants and Administrator
of the Tribune Company Savings Incentive Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Tribune Company Savings Incentive Plan (the “Plan”) at December 31, 2001 and 2000, and the changes in net assets available for benefits for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule of Assets (Held at End of Year) is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
June 17, 2002

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	December 31,
	2001	2000
Assets:
Investments, at fair value (See Note 3)	$468,918,153	$509,607,655
Receivables:
Contributions from participants	841,561	707,142
Contributions from Tribune Company	111,024	88,699

Net assets available for benefits	$469,870,738	$510,403,496

See notes to financial statements.

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

Year Ended
December 31, 2001
Additions:
Additions to net assets attributed to:
Contributions:
Participants	$ 29,049,159
Tribune Company	3,256,601

32,305,760

Net transfer of assets (see Note 4)	4,332,321

Total additions	36,638,081

Deductions:
Deductions from net assets attributed to:
Investment income (loss):
Interest and dividends	13,022,533
Net depreciation in fair value of investments (See Note 3)	(45,592,075)

Net investment loss	(32,569,542)

Benefits paid to participants or their beneficiaries	(43,950,026)
Administrative fees	(651,271)

Total deductions	(77,170,839)

Net decrease in net assets available for benefits	(40,532,758)
Net assets available for benefits:
Beginning of year	510,403,496

End of year	$ 469,870,738

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

Pursuant to Internal Revenue Code (“IRC”) Section 401(a)(28), participants in the Company’s Employee Stock Ownership Plan (“ESOP”) who are at least age 55, and have 10 or more years of ESOP participation are currently eligible to transfer a portion of their ESOP account balances to the Plan.

Plan administration

The Plan is administered by the Tribune Company Employee Benefits Committee (the “Committee”), which is appointed by the board of directors of the Company. The Plan’s trustee, Vanguard Fiduciary Trust Company (“Vanguard” or the “Trustee”), is responsible for the custody and management of the Plan’s assets.

Contributions

Participants may elect to make before-tax (“salary reduction”) contributions of 1% to 15% of their compensation (as defined in the Plan) subject to Plan and Internal Revenue Service (“IRS”) limits. Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers seven investment alternatives (six mutual funds and the Tribune Company Stock Fund). After the first full year of service, the Company makes a contribution to the Plan in an amount equal to 25% of the first 4% of a participant’s before-tax contributions for that period. The Company contribution is allocated according to the participants’ investment elections.

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

Participant rollovers represent transfers made to the Plan from another qualified plan or from the Plan to an individual retirement account or another qualified plan.

Participants’ accounts

Each participant’s account is credited with the participant’s contribution and allocations of (a) the Company’s contribution and (b) Plan earnings, and charged with an allocation of administrative expenses. Allocations are based on participant elections or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s vested account.

Vesting

Participants are, at all times, 100% vested in their accounts including the Company’s contribution.

Payment of benefits

Participants who are totally and permanently disabled may elect to withdraw their account balances through written notice to the Committee at any time. Also, participants who have attained age 59 ½ may elect to withdraw their balances by written notice to the Committee, but upon doing so will cease to be eligible to make salary reduction contributions for one year.

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

Participant loans

The Plan permits participants to borrow from their accounts a minimum of $1,000 up to a maximum equal to the lesser of $50,000 or 50% of their account balance. Loan transactions are treated as a transfer to (from) the investment fund from (to) the Participant Loans fund. Loan terms range from one to five years. The loans are secured by the balance in the participant’s account. The interest rate for a loan is the prime rate on the last business day of the prior month and is fixed for the life of the loan. Principal and interest are paid ratably through payroll deductions.

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

Investment valuation and income recognition

The Plan’s investments are stated at fair value. Publicly traded funds are valued at quoted market prices on the last business day of the Plan year. The Tribune Company Stock Fund is valued at the unit closing price as determined by the Trustee on the last business day of the Plan year. Participant loans are valued at cost, which approximates fair value.

Net appreciation or depreciation in fair value of investments includes both realized gains and losses in investments sold and unrealized gains and losses in investments held at the end of the year.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Payment of benefits

Distributions are recorded when paid. Benefit claims that have been processed and approved for payment prior to December 31 but not yet distributed as of that date are shown as a liability on the Form 5500, filed with the Department of Labor.

Administrative fees

Administrative fees of $651,271 for the year ended December 31, 2001 were paid by the Plan.

NOTE 3 – INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets:

	December 31,
	2001	2000
Vanguard Institutional Index Fund; 1,451,599 units
and 1,533,488 units, respectively	$152,258,222	$185,122,612
Tribune Company Stock Fund; 5,216,993 units and
5,854,346 units, respectively	117,747,539	149,285,828
Vanguard Prime Money Market Fund; 71,564,301 units
and 61,440,805 units (par $1), respectively	71,564,301	61,440,805
Vanguard Wellington Fund; 2,402,288 units and 2,079,224
units, respectively	65,486,381	58,654,908

During 2001, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value by $45,592,075 as follows:

Mutual funds	$(29,372,796)
Tribune Company Stock Fund	(16,219,279)

Net depreciation in fair value of investments	$(45,592,075)

NOTE 4 – NET TRANSFER OF ASSETS / PLAN MERGER

Included in the net transfer of assets are $1,685,229 related to the merger of the Qwest Broadcasting LLC 401(k) Plan, which occurred on April 1, 2001, and $366,149 of net participant contribution rollovers. In addition, participants transferred assets of $2,280,943 from their ESOP account balances into the Plan during 2001.

NOTE 5 - INCOME TAX STATUS

The Company has an IRS determination letter dated June 14, 1996 that ruled the Plan qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and the underlying trust is, therefore, exempt from Federal income taxes under Section 501(a) of the Code. The Plan has been subsequently amended and the Company has requested an updated determination letter from the IRS. The Plan is required to operate in conformity with the Code to maintain its tax qualification. The Committee is not aware of any course of action or series of events that have occurred which might adversely affect the Plan’s qualified status.

NOTE 6 – RELATED PARTY TRANSACTIONS

Certain plan assets are invested in mutual funds administered by Vanguard, the Plan’s trustee.

NOTE 7 – RECONCILIATION OF FINANCIAL STATEMENTS TO 5500

The following is a reconciliation of net assets available for benefits per the financial statements at December 31, 2001 and 2000 to Form 5500:

	December 31,
	2001	2000
Net assets available for benefits per
the financial statements	$ 469,870,738	$510,403,496
Amounts allocated to withdrawing participants	(73,951)	–

Net assets available for benefits per the Form 5500	$ 469,796,787	$510,403,496

The following is a reconciliation of benefits paid to participants per the financial statements for the year ended December 31, 2001, to Form 5500:

Benefits paid to participants per
the financial statements	$43,950,026
Add: Amounts allocated to withdrawing
participants at December 31, 2001	73,951

Benefits paid to participants per Form 5500	$44,023,977

Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31, 2001, but not yet paid as of that date.

NOTE 8 – RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several investment securities and instruments. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risks associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks and values in the near term would materially affect participants’ account balances and the amounts reported in the statement of net assets available for plan benefits and the statements of changes in net assets available for plan benefits. No collateral or other security is required by the Trustee to collateralize these financial statements.

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

SCHEDULE OF ASSETS (HELD AT END OF YEAR)
AS OF DECEMBER 31, 2001

	Identity of Issue or Borrower	Description	Market Value

*	Vanguard Prime Money Market Fund	Money Market Fund	$ 71,564,301
*	Vanguard Money Market Reserves - Prime Portfolio -
	Short Term Investment Fund Account	Money Market Fund	1,194,215
*	Vanguard Institutional Index Fund	Registered Investment	152,258,222
*	Tribune Company Stock Fund	Registered Investment	117,747,539
*	Vanguard Wellington Fund	Registered Investment	65,486,381
*	Vanguard Explorer Fund	Registered Investment	18,765,347
*	Vanguard Total Bond Market Index Fund	Registered Investment	18,342,849
*	Vanguard International Growth Fund	Registered Investment	14,322,866
*	Participant loans	Loans to participants (maturities range from 1 to 5 years, interest rates range from 7.75% to 10.35%)	9,236,433

	Total Assets (Held at End of Year)		$468,918,153

     * Party-in-interest

KTLA INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE
AS OF DECEMBER 31, 2001 AND 2000
AND FOR THE YEAR ENDED DECEMBER 31, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Participants and Administrator
of the KTLA Inc. Hourly Employees' Retirement Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the KTLA Inc. Hourly Employees’ Retirement Plan (the “Plan”) at December 31, 2001 and 2000, and the changes in net assets available for benefits for the year ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Our audits were conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule of Assets (Held at End of Year) is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
June 17, 2002

KTLA INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	December 31,
	2001	2000
Assets:
Investments, at fair value (See Note 3)	$9,493,488	$10,313,571
Receivables:
Contributions from participants	10,923	10,263
Contributions from Tribune Company	7,064	7,357

Net assets available for benefits	$9,511,475	$10,331,191

See notes to financial statements.

KTLA INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

Year Ended
December 31, 2001
Additions:
Additions to net assets attributed to:
Contributions:
Participants	$ 287,020
Tribune Company	182,198

Total additions	469,218

Deductions:
Deductions from net assets attributed to:
Investment income (loss):
Interest and dividends	258,882
Net depreciation in fair value of investments (See Note 3)	(953,556)

Net investment loss	(694,674)

Benefits paid to participants or their beneficiaries	(547,857)
Administrative fees	(45,306)
Net transfer of assets	(1,097)

Total deductions	(1,288,934)

Net decrease in net assets available for benefits	(819,716)
Net assets available for benefits:
Beginning of year	10,331,191

End of year	$ 9,511,475

See notes to financial statements.

KTLA INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS

NOTE 1 - PLAN DESCRIPTION

The following brief description of the KTLA Inc. Hourly Employees’ Retirement Plan (the “Plan”) is provided for general information purposes. Participants should refer to the Plan document for more complete information.

General

The Plan was established effective December 28, 1992 by Tribune Company (the "Company"). The Plan is a defined contribution plan that covers the members of the International Alliance of Theatrical Stage Employees (“IATSE”) union at KTLA Inc. (“KTLA”) who meet age and service requirements. Separate benefit accounts are maintained for each participant.

The Plan is subject to the provisions of the Employee Retirement Income Security Act of 1974 (“ERISA”). The Company believes that the Plan will continue without interruption, but reserves the right to terminate the Plan at any time. In the event of Plan termination, distributions will be made in accordance with the provisions of ERISA.

Plan administration

The Plan is administered by the Tribune Company Employee Benefits Committee (the “Committee”), which is appointed by the board of directors of the Company. The Plan’s trustee, Vanguard Fiduciary Trust Company (“Vanguard” or the “Trustee”), is responsible for the custody and management of the Plan’s assets.

Contributions

Participants may elect to make before-tax (“salary reduction”) contributions of 1% to 15% of their compensation (as defined in the Plan) subject to Plan and Internal Revenue Service (“IRS”) limits. Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers seven investment alternatives (six mutual funds and the Tribune Company Stock Fund). The Company makes a contribution of 3% of each employee’s eligible compensation to the Plan. The Company contribution is allocated according to the participants’ investment elections.

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

Participant rollovers represent transfers made to the Plan from another qualified plan or from the Plan to an individual retirement account or another qualified plan.

Participants’ accounts

Each participant’s account is credited with the participant’s contribution and allocations of (a) the Company’s contribution and (b) Plan earnings, and charged with an allocation of administrative expenses. Allocations are based on participant elections or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s vested account.

Vesting

Participants are, at all times, 100% vested in their accounts including the Company contributions.

Payment of benefits

Participants who are totally and permanently disabled may elect to withdraw their account balances through written notice to the Committee at any time. Also, participants who have attained age 59 ½ may elect to withdraw their balances by written notice to the Committee, but upon doing so will cease to be eligible to make salary reduction contributions for one year.

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

Investment valuation and income recognition

The Plan’s investments are stated at fair value. Publicly traded funds are valued at quoted market prices on the last business day of the Plan year. The Tribune Company Stock Fund is valued at the unit closing price as determined by the Trustee on the last business day of the Plan year.

Net appreciation or depreciation in fair value of investments includes both realized gains and losses in investments sold and unrealized gains and losses in investments held at the end of the year.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Payment of benefits

Distributions are recorded when paid. Benefit claims that have been processed and approved for payment prior to December 31 but not yet distributed as of that date are shown as a liability on the Form 5500, filed with the Department of Labor. At December 31, 2001 and 2000, all benefit claims that were processed and approved for payment had been distributed.

Administrative fees

Administrative fees of $45,306 for the year ended December 31, 2001 were paid by the Plan.

NOTE 3 – INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets:

	December 31,
	2001	2000
Vanguard Institutional Index Fund; 35,927 units
and 38,996 units, respectively	$3,768,457	$4,707,548
Tribune Company Stock Fund; 94,564 units
and 87,031 units, respectively	2,134,304	2,219,288
Vanguard Wellington Fund; 63,648 units
and 59,608 units, respectively	1,735,034	1,681,538
Vanguard Prime Money Market Fund; 1,195,737 units
and 1,040,129 units (par $1), respectively	1,195,737	1,040,129

During 2001, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value by $953,556 as follows:

Mutual funds	$(729,663)
Tribune Company Stock Fund	(223,893)

Net depreciation in fair value of investments	$(953,556)

NOTE 4 – NET TRANSFER OF ASSETS

Included in the net transfer of assets are $1,097 of net participant contribution rollovers.

NOTE 5 - INCOME TAX STATUS

The Company has an IRS determination letter dated February 6, 1996 that ruled the Plan qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and the underlying trust is, therefore, exempt from Federal income taxes under Section 501(a) of the Code. The Plan has been subsequently amended and the Company has requested an updated determination letter from the IRS. The Plan is required to operate in conformity with the Code to maintain its tax qualification. The Committee is not aware of any course of action or series of events that have occurred which might adversely affect the Plan’s qualified status.

NOTE 6 – RELATED PARTY TRANSACTIONS

Certain plan assets are invested in mutual funds administered by Vanguard, the Plan’s trustee.

NOTE 7 – RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several investment securities and instruments. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risks associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks and values in the near term would materially affect participants’ account balances and the amounts reported in the statements of net assets available for plan benefits and the statement of changes in net assets available for plan benefits. No collateral or other security is required by the Trustee to collateralize these financial statements.

KTLA INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

SCHEDULE OF ASSETS (HELD AT END OF YEAR)
AS OF DECEMBER 31, 2001

	Identity of Issue or Borrower	Description	Market Value

*	Vanguard Prime Money Market Fund	Money Market Fund	$1,195,737
*	Vanguard Money Market Reserves - Prime Portfolio -
	Short Term Investment Fund	Money Market Fund	11,772
*	Vanguard Institutional Index Fund	Registered Investment	3,768,457
*	Tribune Company Stock Fund	Registered Investment	2,134,304
*	Vanguard Wellington Fund	Registered Investment	1,735,034
*	Vanguard Explorer Fund	Registered Investment	427,617
*	Vanguard International Growth Fund	Registered Investment	182,623
*	Vanguard Total Bond Market Index Fund	Registered Investment	37,944

	Total Assets (Held at End of Year)		$9,493,488

     * Party-in-interest

WPIX, INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

(UNAUDITED)
FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE
AS OF DECEMBER 31, 2001 AND 2000
AND FOR THE YEAR ENDED DECEMBER 31, 2001

WPIX, INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	(UNAUDITED) December 31,
	2001	2000
Assets:

Investments, at fair value (See Note 3)	$3,791,806	$3,687,388
Receivables:
Contributions from participants	13,135	12,010

Net assets available for benefits	$3,804,941	$3,699,398

See notes to financial statements.

WPIX, INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

(UNAUDITED) Year Ended
December 31, 2001
Additions:
Additions to net assets attributed to:
Contributions:
Participants	$ 313,763
Tribune Company	245,888

Total additions	559,651

Deductions:
Deductions from net assets attributed to:
Investment income (loss):
Interest and dividends	86,855
Net depreciation in fair value of investments (See Note 3)	(356,011)

Net investment loss	(269,156)

Benefits paid to participants or their beneficiaries	(117,672)
Administrative fees	(14,327)
Net transfer of assets	(52,953)

Total deductions	(454,108)

Net increase in net assets available for benefits	105,543
Net assets available for benefits:
Beginning of year	3,699,398

End of year	$ 3,804,941

See notes to financial statements.

WPIX, INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1 – PLAN DESCRIPTION

The following brief description of the WPIX, Inc. Hourly Employees’ Retirement Plan (the “Plan”) is provided for general information purposes. Participants should refer to the Plan document for more complete information.

General

The Plan was established effective July 1, 1991 by Tribune Company (the “Company”). The Plan is a defined contribution plan that covers the members of the International Brotherhood of Electrical Workers (“IBEW”) union at WPIX, Inc. (“WPIX”) who meet age and service requirements. Separate benefit accounts are maintained for each participant.

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

Plan administration

The Plan is administered by the Tribune Company Employee Benefits Committee (the “Committee”), which is appointed by the board of directors of the Company. The Plan’s trustee, Vanguard Fiduciary Trust Company (“Vanguard” or the “Trustee”), is responsible for the custody and management of the Plan’s assets.

Contributions

Participants may elect to make before-tax (“salary reduction”) contributions of 1% to 15% of their compensation (as defined in the Plan) subject to Plan and Internal Revenue Service (“IRS”) limits. Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers seven investment alternatives (six mutual funds and the Tribune Company Stock Fund). The Company makes a contribution based on the terms of each collective bargaining agreement. The Company contribution is allocated according to the participants’ investment elections.

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

Participant rollovers represent transfers made to the Plan from another qualified plan or from the Plan to an individual retirement account or another qualified plan.

Participants’ accounts

Each participant’s account is credited with the participant’s contribution and allocations of (a) the Company’s contribution and (b) Plan earnings, and charged with an allocation of administrative expenses. Allocations are based on participant elections or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s vested account.

Vesting

Participants are vested immediately in their own contributions. Participants become fully vested in the Company contributions five years from their hire date.

Payment of benefits

Participants who are totally and permanently disabled may elect to withdraw their account balances through written notice to the Committee at any time. Also, participants who have attained age 59 ½ may elect to withdraw their balances by written notice to the Committee, but upon doing so will cease to be eligible to make salary reduction contributions for one year.

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

Plan termination

Subject to any collective bargaining agreement, the Company has the right to amend or terminate the Plan at any time. In the event of Plan termination, participants would become 100 percent vested in their employer contributions.

Forfeited accounts

At December 31, 2001 forfeited nonvested accounts totaled $7,914. These accounts will be used to reduce future employer contributions. Also, in 2001, employer contributions were reduced by $5,000 from forfeited nonvested accounts.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Investment valuation and income recognition

The Plan's investments are stated at fair value. Publicly traded funds are valued at quoted market prices on the last business day of the Plan year. The Tribune Company Stock Fund is valued at the unit closing price as determined by the Trustee on the last business day of the Plan year.

Net appreciation or depreciation in fair value of investments includes both realized gains and losses in investments sold and unrealized gains and losses in investments held at the end of the year.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Payment of benefits

Distributions are recorded when paid.

Administrative fees

Administrative fees of $14,327 for the year ended December 31, 2001 were paid by the Plan.

NOTE 3 – INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets:

	December 31,
	2001	2000
Vanguard Institutional Index Fund; 16,607 units
and 15,260 units, respectively	$1,741,951	$1,842,212
Vanguard Prime Money Market Fund; 894,201 units
and 660,571 units (par $1), respectively	894,201	660,571
Tribune Company Stock Fund; 26,213 units
and 27,432 units, respectively	591,621	699,515
Vanguard Wellington Fund; 9,984 units
and 6,532 units, respectively	272,176	184,277

During 2001, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value by $356,011 as follows:

Mutual funds	$(277,727)
Tribune Company Stock Fund	(78,284)

Net depreciation in fair value of investments	$(356,011)

NOTE 4 – NET TRANSFER OF ASSETS

Included in the net transfer of assets are $52,953 of net participant contribution rollovers.

NOTE 5 – INCOME TAX STATUS

The Company has an IRS determination letter dated September 22, 1995 that ruled the Plan qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and the underlying trust is, therefore, exempt from Federal income taxes under Section 501(a) of the Code. The Plan has been subsequently amended and the Company has requested an updated determination letter from the IRS. The Plan is required to operate in conformity with the Code to maintain its tax qualification. The Committee is not aware of any course of action or series of events that have occurred which might adversely affect the Plan’s qualified status.

NOTE 6 – RELATED PARTY TRANSACTIONS

Certain plan assets are invested in mutual funds administered by Vanguard, the Plan’s trustee.

NOTE 7 – RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several investment securities and instruments. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risks associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks and values in the near term would materially affect participants’ account balances and the amounts reported in the statements of net assets available for plan benefits and the statement of changes in net assets available for plan benefits. No collateral or other security is required by the Trustee to collateralize these financial statements.

WPIX, INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

SCHEDULE OF ASSETS (HELD AT END OF YEAR)
AS OF DECEMBER 31, 2001
(UNAUDITED)

	Identity of Issue or Borrower	Description	Market Value

*	Vanguard Prime Money Market Fund	Money Market Fund	$ 894,201
*	Vanguard Money Market Reserves - Prime Portfolio -
	Short Term Investment Fund	Money Market Fund	27,697
*	Vanguard Institutional Index Fund	Registered Investment	1,741,951
*	Tribune Company Stock Fund	Registered Investment	591,621
*	Vanguard Wellington Fund	Registered Investment	272,176
*	Vanguard Explorer Fund	Registered Investment	130,777
*	Vanguard International Growth Fund	Registered Investment	91,879
*	Vanguard Total Bond Market Index Fund	Registered Investment	41,504

	Total Assets (Held at End of Year)		$3,791,806

     * Party-in-interest

TRIBUNE COMPANY DEFINED CONTRIBUTION RETIREMENT PLAN

FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE
AS OF DECEMBER 31, 2001 AND 2000 (UNAUDITED)
AND FOR THE YEAR ENDED DECEMBER 31, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Participants and Administrator
of the Tribune Company Defined Contribution Retirement Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Tribune Company Defined Contribution Retirement Plan (the “Plan”) at December 31, 2001, and the changes in net assets available for benefits for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule of Assets (Held at End of Year) is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in the audit of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

The accompanying statement of net assets available for benefits at December 31, 2000 is presented to comply with the reporting requirements of the Employee Retirement Income Security Act of 1974. We have not audited or reviewed the statement of net assets available for benefits at December 31, 2000, and, accordingly, do not express an opinion or any other form of assurance on it.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
June 17, 2002

TRIBUNE COMPANY DEFINED CONTRIBUTION RETIREMENT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	December 31,
	2001	(UNAUDITED) 2000
Assets:
Investments, at fair value (See Note 3)	$3,317,885	$3,096,906
Receivables:
Contributions from participants	16,418	11,560
Contributions from Tribune Company	3,430	2,304

Net assets available for benefits	$3,337,733	$3,110,770

See notes to financial statements.

TRIBUNE COMPANY DEFINED CONTRIBUTION RETIREMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

Year Ended
December 31, 2001
Additions:
Additions to net assets attributed to:
Contributions:
Participants	$ 371,678
Tribune Company	117,432

489,110
Net transfer of assets	17,516

Total additions	506,626

Deductions:
Deductions from net assets attributed to:
Investment income (loss):
Interest and dividends	69,613
Net depreciation in fair value of investments (See Note 3)	(292,369)

Net investment loss	(222,756)

Benefits paid to participants or their beneficiaries	(40,253)
Administrative fees	(16,654)

Total deductions	(279,663)

Net increase in net assets available for benefits	226,963
Net assets available for benefits:
Beginning of year	3,110,770

End of year	$ 3,337,733

See notes to financial statements.

TRIBUNE COMPANY DEFINED CONTRIBUTION RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – PLAN DESCRIPTION

The following brief description of the Tribune Company Defined Contribution Retirement Plan (the “Plan”) is provided for general information purposes. Participants should refer to the Plan document for more complete information.

General

The Plan was established effective January 1, 1986 by Tribune Company (the “Company”). The Plan is a defined contribution plan that covers the members of the American Federation of Television and Radio Artists (“AFTRA”) unions at KTLA Inc. and WPIX, Inc., the International Brotherhood of Electrical Workers (“IBEW”) unions at WLVI Inc. and WPHL-TV, and the Newspaper Guild union at WPIX, Inc. who meet age and service requirements, as defined in the Plan document. Separate benefit accounts are maintained for each participant.

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

Plan administration

The Plan is administered by the Tribune Company Employee Benefits Committee (the “Committee”) which is appointed by the board of directors of the Company. The Plan’s trustee, Vanguard Fiduciary Trust Company (“Vanguard” or the “Trustee”), is responsible for the custody and management of the Plan’s assets.

Contributions

Participants may elect to make before-tax (“salary reduction”) contributions of 1% to 15% of their compensation (as defined in the Plan) subject to Plan and Internal Revenue Service (“IRS”) limits. Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers seven investment alternatives (six mutual funds and the Tribune Company Stock Fund). The Company makes a contribution up to 3% of each employee’s eligible compensation to the Plan, based on each union’s collective bargaining agreement. The Company contribution, if applicable, is allocated according to the participants’ investment elections.

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

Participant rollovers represent transfers made to the Plan from another qualified plan or from the Plan to an individual retirement account or another qualified plan.

Participants’ accounts

Each participant’s account is credited with the participant’s contribution and allocations of (a) the Company’s contribution and (b) Plan earnings, and charged with an allocation of administrative expenses. Allocations are based on participant elections or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s vested account.

Vesting

Participants are vested immediately in their own contributions. Participants earn vesting rights to Company contributions at a rate of 20% per year of service, or 100% after five years. Full vesting is provided at retirement, disability or death, regardless of service.

Payment of benefits

Participants who are totally and permanently disabled may elect to withdraw their account balances through written notice to the Committee at any time. Also, participants who have attained age 59 ½ may elect to withdraw their balances by written notice to the Committee, but upon doing so will cease to be eligible to make salary reduction contributions for one year.

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

Plan termination

Subject to any collective bargaining agreement, the Company has the right to amend or terminate the Plan at any time. In the event of Plan termination, participants would become 100 percent vested in their employer contributions.

Forfeited accounts

At December 31, 2001, forfeited nonvested accounts totaled $726. These accounts will be used to reduce future employer contributions. Also, in 2001, employer contributions were reduced by $54 from forfeited nonvested accounts.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Investment valuation and income recognition

The Plan’s investments are stated at fair value. Publicly traded funds are valued at quoted market prices on the last business day of the Plan year. The Tribune Company Stock Fund is valued at the unit closing price as determined by the Trustee on the last business day of the Plan year.

Net appreciation or depreciation in fair value of investments includes both realized gains and losses in investments sold and unrealized gains and losses in investments held at the end of the year.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Payment of benefits

Distributions are recorded when paid. Benefit claims that have been processed and approved for payment prior to December 31 but not yet distributed as of that date are shown as a liability on the Form 5500, filed with the Department of Labor. At December 31, 2001 and 2000, all benefit claims that were processed and approved for payment had been distributed.

Administrative fees

Administrative fees of $16,654 for the year ended December 31, 2001 were paid by the Plan.

NOTE 3 – INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets:

	December 31,
	2001	2000
Vanguard Institutional Index Fund; 15,890 units
and 15,377 units, respectively	$1,666,693	$1,856,314
Vanguard Prime Money Market Fund; 502,556 units
and 322,962 units (par $1), respectively	502,556	322,962
Vanguard Explorer Fund; 5,884 units
and 5,703 units, respectively	354,891	342,702
Vanguard Total Bond Market Index Fund; 27,090 units
and 10,133 units, respectively	274,690	100,927
Vanguard Wellington Fund; 7,850 units
and 6,076 units, respectively	213,988	171,400
Tribune Company Stock Fund; 9,089 units
and 8,422 units, respectively	205,132	214,751

During 2001, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value by $292,369 as follows:

Mutual funds	$(265,863)
Tribune Company Stock Fund	(26,506)

Net depreciation in fair value of investments	$(292,369)

NOTE 4 – NET TRANSFER OF ASSETS

Included in the net transfer of assets are $17,516 of net participant contribution rollovers.

NOTE 5 – INCOME TAX STATUS

The Company has an IRS determination letter dated June 19, 1996 that ruled the Plan qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and the underlying trust is, therefore, exempt from Federal income taxes under Section 501(a) of the Code. The Plan has been subsequently amended and the Company has requested an updated determination letter from the IRS. The Plan is required to operate in conformity with the Code to maintain its tax qualification. The Committee is not aware of any course of action or series of events that have occurred which might adversely affect the Plan’s qualified status.

NOTE 6 – RELATED PARTY TRANSACTIONS

Certain plan assets are invested in mutual funds administered by Vanguard, the Plan’s trustee.

NOTE 7 – RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several investment securities and instruments. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risks associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks and values in the near term would materially affect participants’ account balances and the amounts reported in the statements of net assets available for plan benefits and the statement of changes in net assets available for plan benefits. No collateral or other security is required by the Trustee to collateralize these financial statements.

TRIBUNE COMPANY DEFINED CONTRIBUTION RETIREMENT PLAN

SCHEDULE OF ASSETS (HELD AT END OF YEAR)
AS OF DECEMBER 31, 2001

	Identity of Issue or Borrower	Description	Market Value

*	Vanguard Prime Money Market Fund	Money Market Fund	$ 502,556
*	Vanguard Money Market Reserves - Prime Portfolio -
	Short Term Investment Fund	Money Market Fund	31,061
*	Vanguard Institutional Index Fund	Registered Investment	1,666,693
*	Vanguard Explorer Fund	Registered Investment	354,891
*	Vanguard Total Bond Market Index Fund	Registered Investment	274,690
*	Vanguard Wellington Fund	Registered Investment	213,988
*	Tribune Company Stock Fund	Registered Investment	205,132
*	Vanguard International Growth Fund	Registered Investment	68,874

	Total Assets (Held at End of Year)		$3,317,885

     * Party-in-interest

CHICAGO TRIBUNE TAX DEFERRED INVESTMENT PLAN FOR MACHINISTS

(UNAUDITED)
FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE
AS OF DECEMBER 31, 2001 AND 2000
AND FOR THE YEAR ENDED DECEMBER 31, 2001

CHICAGO TRIBUNE TAX DEFERRED INVESTMENT PLAN FOR MACHINISTS

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	(UNAUDITED) December 31,
	2001	2000
Assets:
Investments, at fair value (See Note 3)	$1,495,262	$1,806,708
Contributions receivable from participants	2,826	3,179

Net assets available for benefits	$1,498,088	$1,809,887

See notes to financial statements.

CHICAGO TRIBUNE TAX DEFERRED INVESTMENT PLAN FOR MACHINISTS

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

(UNAUDITED) Year Ended
December 31, 2001
Additions:
Additions to net assets attributed to:
Participant contributions	$ 98,496
Net transfer of assets	2,406

Total additions	100,902

Deductions:
Deductions from net assets attributed to:
Investment income (loss):
Interest and dividends	33,061
Net depreciation in fair value of investments (See Note 3)	(195,689)

Net investment loss	(162,628)

Benefits paid to participants or their beneficiaries	(239,714)
Administrative fees	(10,359)

Total deductions	(412,701)

Net decrease in net assets available for benefits	(311,799)
Net assets available for benefits:
Beginning of year	1,809,887

End of year	$ 1,498,088

See notes to financial statements.

CHICAGO TRIBUNE TAX DEFERRED INVESTMENT PLAN FOR MACHINISTS

NOTES TO FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1 – PLAN DESCRIPTION

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

Plan administration

The Plan is administered by the Tribune Company Employee Benefits Committee (the “Committee”), which is appointed by the board of directors of the Company. The Plan’s trustee, Vanguard Fiduciary Trust Company (“Vanguard” or the “Trustee”), is responsible for the custody and management of the Plan’s assets.

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

Participants may elect to have all or a percentage (in 1% increments) of their contributions invested in or transferred among one or more of the investment funds. Participants may elect that 100% of their contributions be invested in the Tribune Company Stock Fund. The Trustee’s purchases of Tribune Company common stock are made in the open market. Participants may change their investment options effective with the next pay period. Participants may make interfund transfers on a daily basis.

Participant rollovers represent transfers made to the Plan from another qualified plan or from the Plan to an individual retirement account or another qualified plan.

Participants’ accounts

Each participant’s account is credited with the participant’s contribution and allocations of Plan earnings, and charged with an allocation of administrative expenses. Allocations are based on participant elections or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s vested account.

Vesting

Participants are, at all times, 100% vested in their own accounts.

Payment of benefits

Participants who are totally and permanently disabled may elect to withdraw their account balances through written notice to the Committee at any time. Also, participants who have attained age 59 ½ may elect to withdraw their balances by written notice to the Committee, but upon doing so will cease to be eligible to make salary reduction contributions for one year.

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

Participant loans

The Plan permits participants to borrow from their accounts a minimum of $1,000 up to a maximum equal to the lesser of $50,000 or 50% of their account balance. Loan transactions are treated as a transfer to (from) the investment fund from (to) the Participant Loans fund. Loan terms range from one to five years. The loans are secured by the balance in the participant’s account. The interest rate for a loan is the prime rate on the last business day of the prior month and is fixed for the life of the loan. Principal and interest are paid ratably through payroll deductions.

Plan termination

Subject to any collective bargaining agreement, the Company has the right to amend or terminate the Plan at any time.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

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

Valuation of investments and income recognition

The Plan’s investments are stated at fair value. Publicly traded funds are valued at quoted market prices on the last business day of the Plan year. The Tribune Company Stock Fund is valued at the unit closing price as determined by the Trustee on the last business day of the Plan year. Participant loans are valued at cost, which approximates fair value.

Net appreciation or depreciation in fair value of investments includes both realized gains and losses in investments sold and unrealized gains and losses in investments held at the end of the year.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Payment of benefits

Distributions are recorded when paid.

Administrative fees

Administrative fees of $10,359 for the year ended December 31, 2001 were paid by the Plan.

NOTE 3 – INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets:

	December 31,
	2001	2000
Vanguard Institutional Index Fund; 7,595 units
and 10,495 units, respectively	$796,611	$1,266,939
Vanguard Prime Money Market Fund; 302,302 units
and 164,720 units (par $1), respectively	302,302	164,720
Tribune Company Stock Fund; 6,199 units
and 12,369 units, respectively	139,923	315,416
Vanguard Explorer Fund; 1,804 units
and 6 units, respectively	108,802	372

During 2001, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value by $195,689 as follows:

Mutual funds	$(155,357)
Tribune Company Stock Fund	(40,332)

Net depreciation in fair value of investments	$(195,689)

NOTE 4 – NET TRANSFER OF ASSETS

Included in the net transfer of assets are $2,406 of net participant contribution rollovers.

NOTE 5 – INCOME TAX STATUS

The Company has an IRS determination letter dated June 19, 1996 that ruled the Plan qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and the underlying trust is, therefore, exempt from Federal income taxes under Section 501(a) of the Code. The Plan has been subsequently amended and the Company has requested an updated determination letter from the IRS. The Plan is required to operate in conformity with the Code to maintain its tax qualification. The Committee is not aware of any course of action or series of events that have occurred which might adversely affect the Plan’s qualified status.

NOTE 6 – RELATED PARTY TRANSACTIONS

Certain plan assets are invested in mutual funds administered by Vanguard, the Plan’s trustee.

NOTE 7 – RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several investment securities and instruments. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risks associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks and values in the near term would materially affect participants’ account balances and the amounts reported in the statements of net assets available for plan benefits and the statement of changes in net assets available for plan benefits. No collateral or other security is required by the Trustee to collateralize these financial statements.

CHICAGO TRIBUNE TAX DEFERRED INVESTMENT PLAN FOR MACHINISTS

SCHEDULE OF ASSETS (HELD AT END OF YEAR)
AS OF DECEMBER 31, 2001
(UNAUDITED)

	Identity of Issue or Borrower	Description	Market Value

*	Vanguard Prime Money Market Fund	Money Market Fund	$ 302,302
*	Vanguard Money Market Reserves - Prime Portfolio -
	Short Term Investment Fund	Money Market Fund	3,970
*	Vanguard Institutional Index Fund	Registered Investment	796,611
*	Tribune Company Stock Fund	Registered Investment	139,923
*	Vanguard Explorer Fund	Registered Investment	108,802
*	Vanguard Total Bond Index Institutional	Registered Investment	68,147
*	Vanguard Wellington Fund	Registered Investment	28,264
*	Participant loans	Loans to participants (maturities range from 1 to 5 years interest rates range from 7.75% to 10.35%)	47,243

	Total Assets (Held at End of Year)		$1,495,262

     * Party-in-interest

TIMES MIRROR SAVINGS PLUS PLAN

FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE
AS OF DECEMBER 31, 2001 AND 2000
AND FOR THE YEAR ENDED DECEMBER 31, 2001

REPORT OF INDEPENDENT ACCOUNTANTS

To the Participants and Administrator
of the Times Mirror Savings Plus Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Times Mirror Savings Plus Plan (the “Plan”) at December 31, 2001, and the changes in net assets available for benefits for the year then ended in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan’s management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

Our audit was conducted for the purpose of forming an opinion on the basic financial statements taken as a whole. The supplemental Schedule of Assets (Held at End of Year) is presented for the purpose of additional analysis and is not a required part of the basic financial statements but is supplementary information required by the Department of Labor’s Rules and Regulations for Reporting and Disclosure under the Employee Retirement Income Security Act of 1974. This supplemental schedule is the responsibility of the Plan’s management. The supplemental schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, is fairly stated in all material respects in relation to the basic financial statements taken as a whole.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
June 17, 2002

REPORT OF INDEPENDENT AUDITORS

Employee Benefit Committee
Times Mirror Savings Plus Plan

We have audited the accompanying statement of net assets available for benefits of Times Mirror Savings Plus Plan as of December 31, 2000. This financial statement is the responsibility of the Plan’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statement referred to above presents fairly, in all material respects, the net assets available for benefits of the Plan at December 31, 2000, in conformity with accounting principles generally accepted in the United States.

/s/ Ernst & Young LLP
ERNST & YOUNG LLP

Chicago, Illinois
June 15, 2001

TIMES MIRROR SAVINGS PLUS PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	December 31,
	2001	2000
Assets:
Investments (See Notes 3 and 4)	$879,664,145	$1,037,153,290
Receivables:
Contributions from participants	742,963	–
Contributions from Tribune Company	250,001	–

Total Assets	880,657,109	1,037,153,290

Liabilities:
Accounts payable	4,155	–

Total Liabilities	4,155	–

Net assets available for benefits	$880,652,954	$1,037,153,290

See notes to financial statements.

TIMES MIRROR SAVINGS PLUS PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

Year Ended
December 31, 2001
Additions:
Additions to net assets attributed to:
Contributions:
Participants	$ 43,288,814
Tribune Company	13,902,071

Total additions	57,190,885

Deductions:
Deductions from net assets attributed to:
Investment income (loss):
Interest and dividends	19,585,572
Net depreciation in fair value of investments (See Note 3)	(91,644,370)

Net investment loss	(72,058,798)

Net transfer of assets (See Note 5)	(17,544,306)
Benefits paid to participants or their beneficiaries	(123,967,120)
Administrative fees	(120,997)

Total deductions	(213,691,221)

Net decrease in net assets available for benefits	(156,500,336)
Net assets available for benefits:
Beginning of year	1,037,153,290

End of year	$ 880,652,954

See notes to financial statements.

TIMES MIRROR SAVINGS PLUS PLAN

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – PLAN DESCRIPTION

The following brief description of the Times Mirror Savings Plus Plan (the “Plan”) is provided for general information purposes. Participants should refer to the Plan document for more complete information.

General

The Plan was established effective December 15, 1983 by the Times Mirror Company. On June 12, 2000, The Times Mirror Company and Tribune Company (the “Company”) completed the merger of The Times Mirror Company into the Company in a cash and stock transaction. Each share of Times Mirror common stock (both series A and series C) was converted into 2.5 shares of Tribune common stock, or $95 in cash subject to certain limitations. Participants were given the choice to either convert their share balance to Tribune common stock or cash which could then be reallocated to other investment options.

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

Plan administration

The Plan is administered by the Tribune Company Employee Benefits Committee (the “Committee”), which is appointed by the board of directors of the Company. The Plan’s trustee, Fidelity Management Trust Company, (“Fidelity” or the “Trustee”), is responsible for the custody and management of the Plan’s assets.

Contributions

Participants may elect to make before-tax (“salary reduction”) contributions of 1% to 15% of their compensation (as defined in the Plan) subject to Plan and Internal Revenue Service (“IRS”) limits. Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers 13 investment alternatives. After the first full year of eligibility service, the Company makes a contribution to the Plan in an amount equal to 50% of the first 6% of participant before-tax contributions for that period. The Company contribution is allocated according to the participants' investment elections. Certain participants may elect to contribute an additional 1% to 15% of basic compensation on an after-tax basis. Any combination of before-tax and after-tax savings may be used; however, the total savings cannot exceed 15% of basic compensation. After-tax contributions are not matched by the Company.

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

Participant rollovers represent transfers made to the Plan from another qualified plan or from the Plan to an individual retirement account or another qualified plan.

Participants’ accounts

Each participant’s account is credited with the participant’s contribution and allocations of (a) the Company’s contribution and (b) Plan earnings, and charged with an allocation of administrative expenses. Allocations are based on participant elections or account balances, as defined. The benefit to which a participant is entitled is the benefit that can be provided from the participant’s vested account.

Vesting

Participants are 100% vested in their before-tax and after-tax account balances at all times. As a result of the merger discussed in Note 1, participants who were employees as of June 12, 2000 became 100% vested in their accounts and the Company contributions as of and subsequent to June 12, 2000. An employee who became a participant after June 12, 2000 is 100% vested in the Company matching account at the earliest of: 3 years of vesting service, age 65, total and permanent disability, or death.

Payment of benefits

Participants who are totally and permanently disabled may elect to withdraw their account balances through written notice to the Committee at any time. Also, participants who have attained age 59 ½ may elect to withdraw their balances by written notice to the Committee, but upon doing so will cease to be eligible to make salary reduction contributions for one year.

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

Distributions of account balances are generally made to participants in a single sum payment. Participants whose employment terminates due to retirement, disability or death may elect to receive their account balances in substantially equal installments over a fixed period, in lieu of a single sum distribution. Distributions are made in cash, except that participants may elect to receive the portion invested in the Company Stock Fund in whole shares of Tribune Company common stock.

Participant loans

The Plan permits participants to borrow from their accounts a minimum of $500 up to a maximum equal to the lesser of $50,000 or 50% of their vested account balance less the highest outstanding loan balance during the most recent 12 month period. Loan transactions are treated as a transfer to (from) the investment fund from (to) the Participant Loans fund. Loan terms range from one to five years. The loans are secured by the balance in the participant’s account. The interest rate for a loan is the prime rate on the last business day of the prior month and is fixed for the life of the loan. Principal and interest are paid ratably through payroll deductions.

Plan termination

The Company has the right to amend or terminate the Plan at any time.

Forfeited accounts

At December 31, 2001, forfeited nonvested accounts totaled $76,454. These accounts will be used to reduce future employer contributions. Also, in 2001, employer contributions were reduced by $167,582 from forfeited nonvested accounts.

Reclassifications

Certain 2000 amounts have been reclassified to conform to the 2001 presentation.

NOTE 2 – ACCOUNTING POLICIES

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

Investment valuation and income recognition

The Plan’s investments, excluding traditional guaranteed investment contracts, are stated at fair value. Publicly traded funds are valued at quoted market prices on the last business day of the Plan year. The Tribune Company Stock Fund and the Cox Communications, Inc. Stock Fund are valued at the unit closing price as determined by the Trustee on the last business day of the Plan year. Participant loans are valued at cost, which approximates fair value.

Net appreciation or depreciation in fair value of investments includes both realized gains and losses in investments sold and unrealized gains and losses in investments held at the end of the year.

Investment contracts held by the Plan are fully benefit responsive and are stated at contract value. Contract value consists of amounts invested (net of withdrawals) plus reinvested earnings.

Purchases and sales of securities are recorded on a trade-date basis. Dividends are recorded on the ex-dividend date.

Payment of benefits

Distributions are recorded when paid. Benefit claims that have been processed and approved for payment prior to December 31 but not yet distributed as of that date are shown as a liability on the Form 5500, filed with the Department of Labor. At December 31, 2001 and 2000, all benefit claims that were processed and approved for payment had been distributed.

Administrative fees

Loan administrative fees are paid by the plan and allocated to participants that have loans outstanding.

All other administrative fees are paid by the Company.

NOTE 3 – INVESTMENTS

The following presents investments that represent 5% or more of the Plan's net assets:

	December 31,
	2001	2000
Fidelity Growth & Income Portfolio
(5,676,333 and 6,284,637 units in 2001 and 2000, respectively)	$212,181,316	$264,583,220
Fidelity Income Fund
(10,288,131 and 10,791,537 units in 2001 and 2000, respectively)	137,037,904	135,325,880
Tribune Company Stock Fund
(11,170,293 and 12,180,052 units in 2001 and 2000, respectively)	116,282,751	140,121,574
Fidelity Retirement Money Market Portfolio
(82,105,997 and 90,662,480 shares in 2001 and 2000, respectively)	82,105,997	90,662,480
Fidelity Diversified International Fund
(4,223,064 and 4,884,804 units in 2001 and 2000, respectively)	80,576,063	107,172,591
Cox Communications, Inc. Stock Fund
(1,328,757 and 1,585,181 units in 2001 and 2000, respectively)	53,349,590	70,776,466
INVESCO Balanced Commingled Pool
(1,636,419 and 1,842,693 units in 2001 and 2000, respectively)	58,371,073	67,000,314
Fidelity U.S. Equity Index Commingled Pool
(1,477,254 and 1,570,261 units in 2001 and 2000, respectively)	49,857,314	60,156,733

During 2001, the Plan's investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value by $91,644,370 as follows:

Mutual funds and other	$(77,493,807)
Tribune Company Stock Fund	(14,150,563)

Net depreciation in fair value of investments	$(91,644,370)

NOTE 4 – INVESTMENT CONTRACTS WITH INSURANCE COMPANIES

Assets of the Fidelity Income Fund are primarily traditional and synthetic guaranteed investment contracts (“GIC”) with insurance companies and financial institutions. Certain restrictions exist such that penalties may result from termination of the contracts or early withdrawal of assets by the Plan. All GICs are accounted for at contract value. Each GIC typically earns a fixed rate of interest over its term. The contract rate can be adjusted periodically if the underlying cash flow of the synthetic contract changes. Fully benefit responsive GICs permit and require withdrawals for benefit payments, loans, or transfers to other investment options.

A synthetic GIC is an investment contract that simulates the performance of a traditional GIC through the use of financial instruments. The plan owns the assets underlying the synthetic GIC. To enable the plan to realize a specific known value for the assets if it needs to liquidate them to make benefit payments, synthetic GICs utilize a benefit responsive “wrapper” contract issued by a third party that provides market and cash flow risk protection to the plan. The Plan’s investment guidelines for synthetic GICs require that the financial institution have a minimum credit rating of AA or equivalent. Synthetic GICs are unallocated and are included as plan assets at their contract value.

The average yield for Fidelity Income Fund investments, comprised primarily of investment contracts, was 6.44% in 2001. The weighted average crediting rate for the investment contracts was 6.29% in 2001.

The fair value of the investment contracts, was as follows:

	December 31,
	2001	2000
Guaranteed Investment Contracts	$ 27,014,669	$ 43,490,177
Synthetic Guaranteed Investment Contracts	108,381,274	86,623,988
Synthetic Wrappers	(3,743,811)	(1,591,716)

Guaranteed Investment Contracts: Fair value for the GICs is estimated by taking the contract value at the scheduled maturity date and calculating the net present value. The discount rate used in the present value calculation was from an index of GIC rates of approximately the same maturity.

Synthetic Wrappers: The value of the wrapper would be the difference between the fair value of the underlying assets and the contract value attributable by the wrapper of those assets.

Statement of Financial Accounting Standards ("SFAS") No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires that an entity recognize all derivatives and measure those instruments at fair value. All Plan assets are carried at fair value, with the exception of the GICs, which are stated at contract value, and excluded from the provisions of SFAS 133.

NOTE 5 – NET TRANSFER OF ASSETS

Included in the net transfer of assets are $351,493 of net participant contribution rollovers out of the plan and $17,192,813 transferred from the Plan as a result of the sale of Times Mirror Magazines, Inc. to Time, Inc.

NOTE 6 – INCOME TAX STATUS

The Company has an IRS determination letter dated August 30, 1996, that ruled the Plan qualifies under Sections 401(a) and 401(k) of the Internal Revenue Code of 1986, as amended (the “Code”), and the underlying trust is, therefore, exempt from Federal income taxes under Section 501(a) of the Code. The Plan has been subsequently amended and the Company has requested an updated determination letter from the IRS. The Plan is required to operate in conformity with the Code to maintain its tax qualification. The Plan Administrator is not aware of any course of action or series of events that have occurred which might adversely affect the Plan’s qualified status.

NOTE 7 – RELATED PARTY TRANSACTIONS

Certain plan assets are invested in mutual funds administered by Fidelity, the Plan’s trustee.

NOTE 8 – RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several investment securities and instruments. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risks associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks and values in the near term would materially affect participants’ account balances and the amounts reported in the statements of net assets available for plan benefits and the statement of changes in net assets available for plan benefits. No collateral or other security is required by the Trustee to collateralize these financial statements. ‘

TIMES MIRROR SAVINGS PLUS PLAN

SCHEDULE OF ASSETS (HELD AT END OF YEAR)
AS OF DECEMBER 31, 2001

Identity of Issue or Borrower	Description	Market Value

* Fidelity Income Fund:
** Ohio National Life Insurance, 5.88%, due 9/2/03	Guaranteed Investment Contract	$ 3,625,043
** United of Omaha Life Insurance Co., 5.50%, due 7/31/03	Guaranteed Investment Contract	3,069,616
** Monumental Life Insurance Co, 6.37%, due 2/28/02	Guaranteed Investment Contract	2,597,919
** New York Life Insurance, 6.03%, due 4/30/03	Guaranteed Investment Contract	2,453,111
** Principal Mutual Life Insurance, 6.03%, due 7/31/02	Guaranteed Investment Contract	2,453,111
** American International Life Assurance Co., 5.70% due 3/31/03	Guaranteed Investment Contract	2,404,574
** Safeco Life Insurance Co., 5.85%, due 12/16/02	Guaranteed Investment Contract	2,377,112
** Allstate Life Insurance Co. 5.29%, due 10/15/03	Guaranteed Investment Contract	2,358,013
** Sunamerica National Life Insurance Co., 6.18%, due 4/30/02	Guaranteed Investment Contract	1,909,118
** Combined Insurance Co. of American, 6.31%, due 2/28/03	Guaranteed Investment Contract	1,893,931
** John Hancock Mutual Life Insurance Co., 6.12%, due 3/29/02	Guaranteed Investment Contract	1,873,121
Chase Manhattan Bank	Synthetic Contracts	20,727,660
Morgan Guaranty	Synthetic Contracts	20,727,660
UBS AG	Synthetic Contracts	20,727,660
Westdeutsche Landesbank	Synthetic Contracts	20,727,660
Union Bank of Switzerland, 6.85%, due 7/25/06	Synthetic Contracts	3,224,826
Transamerica Life Insurance Co., 6.40%, due 3/28/05	Synthetic Contracts	3,135,290
Monumental Life Insurance Co., 5.82%, due 5/15/03	Synthetic Contracts	2,597,241
Monumental Life Insurance Co., 7.03%, due 4/15/08	Synthetic Contracts	2,582,292
Chase Manhattan, 7.24%, due 4/15/05	Synthetic Contracts	2,290,840
Transamerica Life Insurance Co., 5.85%, due 11/17/08	Synthetic Contracts	2,278,364
State Street, 6.20%, due 7/25/03	Synthetic Contracts	2,076,185
CDC Financial Products, 6.70%, due 4/25/08	Synthetic Contracts	1,671,409
State Street, 5.97%, due 5/15/03	Synthetic Contracts	1,558,344
AIG Financial Products, 5.94%, due 9/16/02	Synthetic Contracts	1,546,092
CDC Financial Products, 8.76%, due 8/17/06	Synthetic Contracts	1,087,945
AIG Financial Products, 5.93%, due 10/15/02	Synthetic Contracts	424,205
Union Bank of Switzerland, 6.56%, due 12/15/03	Synthetic Contracts	403,965
State Street, 5.98%, due 6/6/02	Synthetic Contracts	395,614
Union Bank of Switzerland, 6.88%, due 6/17/02	Synthetic Contracts	198,022
Chase Manhattan Bank	Wrapper	(684,164)
Morgan Guaranty	Wrapper	(684,393)
UBS AG	Wrapper	(685,060)
Westdeutsche Landesbank	Wrapper	(685,021)
Union Bank of Switzerland, 6.85%, due 7/25/06	Wrapper	(190,154)
Transamerica Life Insurance Co., 6.40%, due 3/28/05	Wrapper	(117,781)
Monumental Life Insurance Co., 5.82%, due 5/15/03	Wrapper	(84,875)
Monumental Life Insurance Co., 7.03%, due 4/15/08	Wrapper	(94,943)
Chase Manhattan, 7.24%, due 4/15/05	Wrapper	(105,168)
Transamerica Life Insurance Co., 5.85%, due 11/17/08	Wrapper	(61,557)
State Street, 6.20%, due 7/25/03	Wrapper	(80,624)
CDC Financial Products, 6.70%, due 4/25/08	Wrapper	(60,380)
State Street, 5.97%, due 5/15/03	Wrapper	(54,429)
AIG Financial Products, 5.94%, due 9/16/02	Wrapper	(36,498)
CDC Financial Products, 8.76%, due 8/17/06	Wrapper	(105,438)
AIG Financial Products, 5.93%, due 10/15/02	Wrapper	(633)
Union Bank of Switzerland, 6.56%, due 12/15/03	Wrapper	(10,745)
State Street, 5.98%, due 6/6/02	Wrapper	(1,333)
Union Bank of Switzerland, 6.88%, due 6/17/02	Wrapper	(615)
Other	Money Market Fund	5,385,772

Fidelity Income Fund		137,037,904

TIMES MIRROR SAVINGS PLUS PLAN

SCHEDULE OF ASSETS (HELD AT END OF YEAR)
AS OF DECEMBER 31, 2001

Identity of Issue or Borrower	Description	Market Value

Fidelity Growth & Income Portfolio Fund	Registered Investment	212,181,316
* Fidelity Retirement Money Market Portfolio	Registered Investment	82,105,997
* Fidelity Diversified International Fund	Registered Investment	80,576,063
* PBHG Growth Fund	Registered Investment	21,759,429
* MAS Mid-Cap Value Fund	Registered Investment	15,339,597
PBHG Emerging Growth Fund	Registered Investment	11,720,101
PIMCO Total Return Fund	Registered Investment	11,176,398
Brinson US Equity Fund	Registered Investment	2,989,760
INVESCO Balanced Commingled Pool Fund	Collective Trust	58,371,073
Fidelity U.S. Equity Index Commingled Pool Fund	Collective Trust	49,857,314

* Tribune Company Stock Fund
Stock Securities	Stock Fund	114,233,819
Other	Money Market Fund	2,048,932

Tribune Company Stock Fund		116,282,751

Cox Communications Inc. Class A Common Stock Fund
Stock Securities	Stock Fund	53,309,452
Other	Money Market Fund	40,138

Cox Communications Inc. Class A Common Stock		53,349,590
	Loans to participants (maturities
	go to 2028, interest rates range
* Participant Loans	from 7.75% to 9.50%)	26,916,852

Total Assets (Held at End of Year)		$879,664,145

       *   Party-in-interest
       ** Stated at contract value