Form 10-Q
period 2002-06-30
TRIBUNE CO
filed 2002-08-09
CIK 726513

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X /  No /    /

        At August 7, 2002 there were 302,117,772 shares outstanding of the Company's Common Stock ($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the Company.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Second Quarter Ended
	Actual June 30, 2002	Adjusted* July 1, 2001	Actual July 1, 2001
Operating Revenues	$ 1,380,553	$ 1,367,209	$ 1,367,209

Operating Expenses
Cost of sales (exclusive of items shown below)	669,527	692,540	692,540
Selling, general and administrative	312,777	326,673	326,673
Depreciation	52,610	48,868	48,868
Amortization of intangible assets	2,597	2,599	60,422
Restructuring charges (Note 2)	–	14,344	14,344

Total operating expenses	1,037,511	1,085,024	1,142,847

Operating Profit	343,042	282,185	224,362

Net loss on equity investments	(3,611)	(13,282)	(16,001)
Interest income	2,117	1,935	1,935
Interest expense	(53,799)	(65,540)	(65,540)
Gain (loss) on change in fair values of derivatives
and related investments	(98,953)	32,648	32,648
Loss on investment write-downs	(6,046)	(34,588)	(34,588)
Gain on sales of investments	4,807	244	244

Income Before Income Taxes	187,557	203,602	143,060
Income taxes	(73,348)	(80,303)	(70,420)

Net Income	114,209	123,299	72,640
Preferred dividends, net of tax	(6,556)	(6,700)	(6,700)

Net Income Attributable to Common Shares	$ 107,653	$ 116,599	$ 65,940

Earnings Per Share (Note 4):
Basic	$ .36	$ .39	$ .22

Diluted	$ .33	$ .36	$ .21

Dividends per common share	$ .11	$ .11	$ .11

*   Adjusted results assume the provisions of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" were effective Jan. 1, 2001, instead of Dec. 31, 2001. See Note 1 for further discussion.

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	First Half Ended
	Actual June 30, 2002	Adjusted* July 1, 2001	Actual July 1, 2001
Operating Revenues	$ 2,614,191	$ 2,660,011	$ 2,660,011

Operating Expenses
Cost of sales (exclusive of items shown below)	1,274,614	1,334,271	1,334,271
Selling, general and administrative	634,709	663,187	663,187
Depreciation	104,900	101,804	101,804
Amortization of intangible assets	5,192	4,373	119,344
Restructuring charges (Note 2)	27,253	14,344	14,344

Total operating expenses	2,046,668	2,117,979	2,232,950

Operating Profit	567,523	542,032	427,061

Net loss on equity investments	(24,308)	(30,367)	(35,862)
Interest income	4,189	4,001	4,001
Interest expense	(108,891)	(130,140)	(130,140)
Gain (loss) on change in fair values of derivatives
and related investments	(144,469)	41,764	41,764
Loss on investment write-downs	(7,535)	(34,588)	(34,588)
Gain on sales of investments	6,233	442	442

Income Before Income Taxes and Cumulative Effect of Change
in Accounting Principle	292,742	393,144	272,678
Income taxes	(114,516)	(154,965)	(129,394)

Income Before Cumulative Effect of Change in Accounting
Principle	178,226	238,179	143,284
Cumulative effect of change in accounting principle, net of
tax (Note 3)	(165,587)	–	–

Net Income	12,639	238,179	143,284
Preferred dividends, net of tax	(13,121)	(13,399)	(13,399)

Net Income (Loss) Attributable to Common Shares	$ (482)	$ 224,780	$ 129,885

Earnings Per Share (Note 4):
Basic:
Before cumulative effect of change in accounting principle	$ .55	$ .75	$ .44
Cumulative effect of accounting change, net	(.55)	–	–

Net income	$ –	$ .75	$ .44

Diluted:
Before cumulative effect of change in accounting principle	$ .52	$ .70	$ .41
Cumulative effect of accounting change, net	(.50)	–	–

Net income	$ .02	$ .70	$ .41

Dividends per common share	$ .22	$ .22	$ .22

*   Adjusted results assume the provisions of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" were effective Jan. 1, 2001, instead of Dec. 31, 2001. See Note 1 for further discussion.

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	June 30, 2002	Dec. 30, 2001

Assets
Current assets
Cash and cash equivalents	$ 97,514	$ 65,836
Accounts receivable, net	710,657	726,078
Inventories	46,741	49,442
Broadcast rights	260,456	303,845
Deferred income taxes	167,682	179,841
Prepaid expenses and other	52,249	38,949

Total current assets	1,335,299	1,363,991

Property, plant and equipment	3,308,695	3,238,366
Accumulated depreciation	(1,500,918)	(1,400,042)

Net properties	1,807,777	1,838,324

Broadcast rights	310,324	388,244
Intangible assets, net	8,257,206	8,531,436
AOL Time Warner stock related to PHONES debt	235,360	529,600
Other investments	786,382	879,914
Prepaid pension costs	835,442	811,232
Other assets	137,775	145,318

Total assets	$ 13,705,565	$ 14,488,059

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)
	June 30, 2002	Dec. 30, 2001

Liabilities and Shareholders' Equity
Current liabilities
Debt due within one year	$ 136,657	$ 410,890
Contracts payable for broadcast rights	258,685	298,165
Deferred income	111,929	84,167
Income taxes	42,013	8,147
Accounts payable, accrued expenses and other current liabilities	620,922	715,186

Total current liabilities	1,170,206	1,516,555

PHONES debt related to AOL Time Warner stock	536,000	684,000
Other long-term debt	2,990,706	3,000,692
Deferred income taxes	1,979,896	2,143,205
Contracts payable for broadcast rights	437,420	522,854
Compensation and other obligations	967,670	969,585

Total liabilities	8,081,898	8,836,891

Shareholders' equity
Series B convertible preferred stock	234,910	250,146
Series C convertible preferred stock, net of treasury stock	44,260	44,260
Series D-1 convertible preferred stock, net of treasury stock	38,097	38,097
Series D-2 convertible preferred stock, net of treasury stock	24,510	24,510
Common stock and additional paid-in capital	8,239,785	8,183,407
Retained earnings	4,165,752	4,231,467
Treasury common stock (at cost)	(7,085,586)	(7,118,509)
Treasury common stock held by Tribune Stock Compensation
Fund (at cost)	–	(8,313)
Unearned compensation related to ESOP	(66,255)	(66,255)
Accumulated other comprehensive income	28,194	72,358

Total shareholders' equity	5,623,667	5,651,168

Total liabilities and shareholders' equity	$ 13,705,565	$ 14,488,059

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	First Half Ended
	June 30, 2002	July 1, 2001
Operations
Net income	$ 12,639	$ 143,284
Adjustments to reconcile net income to net cash provided by operations:
Loss (gain) on change in fair values of derivatives
and related investments	144,469	(41,764)
Gain on sales of investments	(6,233)	(442)
Loss on investment write-downs	7,535	34,588
Cumulative effect of accounting change, net	165,587	–
Depreciation	104,900	101,804
Amortization of intangible assets	5,192	119,344
Deferred income taxes	(17,770)	51,109
Other, net	18,337	(117,975)

Net cash provided by operations	434,656	289,948

Investments
Capital expenditures	(77,186)	(116,010)
Acquisitions and investments	(18,658)	(199,480)
Proceeds from sales of investments	12,891	15,380
Proceeds from sale of discontinued operations	–	22,163
Other, net	(1,571)	(7,743)

Net cash used for investments	(84,524)	(285,690)

Financing
Proceeds from issuance of long-term debt	–	265,997
Repayments of long-term debt	(294,890)	(31,525)
Sales of common stock to employees	84,152	59,281
Purchases of treasury common stock related to ESOP	(28,615)	(32,285)
Purchases of treasury common stock by Tribune Stock Compensation Fund	–	(50,729)
Other purchases of treasury stock	(748)	(169,955)
Dividends	(78,353)	(78,654)

Net cash used for financing	(318,454)	(37,870)

Net increase (decrease) in cash and cash equivalents	31,678	(33,612)

Cash and cash equivalents, beginning of year	65,836	115,788

Cash and cash equivalents, end of quarter	$ 97,514	$ 82,176

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of June 30, 2002 and the results of their operations for the quarters and first halves ended June 30, 2002 and July 1, 2001 and cash flows for the first halves ended June 30, 2002 and July 1, 2001. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2002 presentation. These reclassifications had no impact on reported 2001 total revenues, operating profit or net income.

The results of operations for the quarter and first half ended July 1, 2001 have also been presented on an adjusted basis. Adjusted results assume the provisions of Financial Accounting Standard (“FAS”) No. 142, “Goodwill and Other Intangible Assets” were effective Jan. 1, 2001, instead of Dec. 31, 2001. FAS 142 eliminated the amortization of goodwill and certain other intangible assets. As a result, second quarter 2001 amortization was reduced from $60.4 million to an adjusted $2.6 million and first half 2001 amortization was reduced from $119.3 million to an adjusted $4.4 million. In addition, equity losses decreased from $16.0 million to an adjusted $13.3 million in the second quarter and decreased from $35.9 million to an adjusted $30.4 million in the first half due to the adoption of this new standard by the Company’s equity method investees. Also, due to the reduced amortization expense and equity losses, second quarter 2001 income tax expense increased from $70.4 million to an adjusted $80.3 million and for the first half of 2001 increased from $129.4 million to an adjusted $155.0 million. Second quarter 2001 diluted earnings per share (“EPS”) increased from $.21 to an adjusted $.36. Diluted EPS in the first half of 2001 increased from $.41 to an adjusted $.70.

Reported second quarter 2001 amounts are reconciled to adjusted 2001 amounts as follows (in thousands, except per share amounts):

	Second Quarter Ended July 1, 2001
	Amount	Basic EPS	Diluted EPS
Reported net income	$ 72,640	$ .22	$ .21
Adjust: Amortization of intangible assets, net of tax	49,012.16		.15
Adjust: Net loss on equity investments, net of tax	1,647.01		–

Adjusted net income	$123,299	$ .39	$ .36

Reported first half 2001 amounts are reconciled to adjusted 2001 amounts as follows (in thousands, except per share amounts):

	First Half Ended July 1, 2001
	Amount	Basic EPS	Diluted EPS
Reported net income	$143,284	$ .44	$ .41
Adjust: Amortization of intangible assets, net of tax	91,566.30		.28
Adjust: Net loss on equity investments, net of tax	3,329.01		.01

Adjusted net income	$238,179	$ .75	$ .70

The unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and the related notes included in the Company's Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2001.

NOTE 2:  RESTRUCTURING CHARGES

In the first quarter of 2002, the Company recorded pretax restructuring charges of $27.3 million ($16.7 million after-tax, or $.05 per diluted share) for various cost reduction initiatives. Approximately 300 full-time equivalent employees have been eliminated as a result of these initiatives. Pretax restructuring charges of $24.8 million were recorded at the publishing segment, $1.1 million at the broadcasting and entertainment segment, $0.2 million at the interactive segment and $1.2 million at corporate during 2002. These restructuring charges, consisting primarily of compensation expense, are presented as a separate line item in the unaudited condensed consolidated statements of operations. As a result of these cost reduction initiatives, the Company expects annual pretax savings, principally in compensation expense, of approximately $20 million. The Company began to realize the savings in the second quarter of 2002.

A summary of the significant components of the pretax restructuring charges for the first half ended June 30, 2002, is as follows (in millions):

	Publishing	Broadcasting	Interactive	Corporate	Total
Severance costs	$ 20.2	$ 0.8	$ 0.2	$ 0.4	$ 21.6
Asset disposals	3.0	0.3	–	0.2	3.5
Lease termination costs	1.6	–	–	0.6	2.2

Total	$ 24.8	$ 1.1	$ 0.2	$ 1.2	$ 27.3

During the 2001 second quarter, the Company announced a voluntary retirement program, which was offered to approximately 1,400 employees who met certain eligibility requirements. In addition, various other workforce reduction initiatives were implemented throughout the Company. In the 2001 second quarter, the Company recorded restructuring charges of $14.3 million ($8.7 million after-tax, or $.03 per diluted share) for these initiatives. Restructuring charges of $13.4 million were recorded at publishing, $0.2 million at broadcasting and entertainment, $0.4 million at interactive and $0.3 million at corporate. These charges, consisting primarily of compensation expense, are presented as a separate line item in the unaudited condensed consolidated statements of operations.

Accruals for the restructuring charges are included in “accounts payable, accrued expenses and other current liabilities” on the unaudited condensed consolidated balance sheets and amounted to $21.8 million at June 30, 2002. The accruals primarily consist of costs related to severance and lease termination costs. The accruals are expected to be paid within the next year.

A summary of the activity with respect to the 2001 and 2002 restructuring accruals is as follows (in millions):

Restructuring accrual at Dec. 30, 2001	$ 21.0
Restructuring charges (1)	23.8
Payments (2)	(23.0)

Restructuring accrual at June 30, 2002	$ 21.8

    (1)  Represents severance and lease termination costs included in the restructuring accrual.
    (2)  Second quarter 2002 payments totaled $9.8 million.

NOTE 3:  NEW ACCOUNTING STANDARDS

On Dec. 31, 2001, the first day of the Company's 2002 fiscal year, the Company adopted FAS 142 which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets has ceased beginning in fiscal year 2002. The adoption of this standard has substantially reduced the amount of amortization expense related to intangible assets, including goodwill. On an annual basis, the Company expects that amortization expense will be reduced from $241 million in 2001 to approximately $10 million in 2002, excluding the effects of any acquisitions or dispositions subsequent to June 30, 2002. In addition, equity losses are expected to decrease by approximately $11 million from the 2001 level due to the adoption of this new standard by the Company’s equity method investees. In total, diluted EPS is expected to increase by approximately $.60 in 2002 due to the reduction in amortization expense and equity losses.

The provisions of FAS 142 that pertain to impairment of intangible assets have superceded the impairment related provisions included in FAS 121, beginning in fiscal year 2002. Under FAS 142, the impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values, instead of projected future undiscounted cash flows. The estimated fair values of these assets were calculated as of Dec. 31, 2001 based on projected future discounted cash flow analyses. As a result of initially applying the new impairment provisions of FAS 142, the Company recorded a pretax charge of $271 million ($166 million after taxes, or $.50 per diluted share) in the first quarter of 2002. The charge relates to certain of the Company’s newspaper mastheads ($226 million), a Federal Communications Commission (“FCC”) license ($43 million) and a television network affiliation agreement ($2 million), and is presented as the cumulative effect of a change in accounting principle in the Company’s unaudited condensed consolidated statement of operations. The impairments are primarily the result of decreases in operating revenues as compared to forecasts prepared at the dates the respective companies were acquired.

Goodwill and other intangible assets at June 30, 2002 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount

Intangible assets continuing to be amortized
Subscribers (useful life of 15 to 20 years)	$200,624	$(26,813)	$ 173,811
Other	5,324	(1,552)	3,772

Total	$205,948	$(28,365)	177,583

Goodwill and other intangible assets no longer being amortized
Goodwill
Publishing	3,895,248
Broadcasting & Entertainment	1,355,897
Interactive	92,964
Newspaper mastheads	1,576,507
FCC licenses	952,244
Network affiliation agreements	206,321
Other	442

Total	8,079,623

Total goodwill and other intangible assets	$8,257,206

Estimated annual aggregate amortization expense will be approximately $10 million for 2002 and for each of the next five years, excluding the effects of any acquisitions or dispositions subsequent to June 30, 2002.

In June 2002, the Financial Accounting Standards Board issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for costs associated with an exit or disposal activity, such as shutting down a location or facility, be recognized when the costs are incurred rather than at the date of a commitment to the exit or disposal plan. This statement will be applied prospectively to exit or disposal activities that are initiated after Dec. 31, 2002.

NOTE 4:  EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) were as follows (in thousands, except per share data):

	Second Quarter Ended
	Actual	Adjusted	Actual
	June 30, 2002	July 1, 2001	July 1, 2001
Basic EPS:
Net income	$ 114,209	$ 123,299	$ 72,640
Preferred dividends, net of tax	(6,556)	(6,700)	(6,700)

Net income attributable to common shares	$ 107,653	$ 116,599	$ 65,940

Weighted average common shares outstanding	301,312	298,232	298,232

Basic EPS	$ .36	$ .39	$ .22

Diluted EPS:
Net income	$ 114,209	$ 123,299	$ 72,640
Additional ESOP contribution required assuming Series B preferred
shares were converted, net of tax	(2,389)	(2,572)	(2,572)
Dividends on Series C, D-1 and D-2 preferred stock	(2,014)	(2,014)	(2,014)
LYONs interest expense, net of tax	1,561	1,525	1,525

Adjusted net income	$ 111,367	$ 120,238	$ 69,579

Weighted average common shares outstanding	301,312	298,232	298,232
Assumed conversion of Series B preferred shares into common
shares	17,117	18,264	18,264
Assumed exercise of stock options, net of common shares assumed
repurchased with the proceeds	7,085	6,849	6,849
Assumed conversion of LYONs debt securities	7,094	7,272	7,272

Adjusted weighted average common shares outstanding	332,608	330,617	330,617

Diluted EPS	$ .33	$ .36	$ .21

	First Half Ended
	Actual	Adjusted	Actual
	June 30, 2002	July 1, 2001	July 1, 2001
Basic EPS:
Net income	$ 12,639	$ 238,179	$ 143,284
Preferred dividends, net of tax	(13,121)	(13,399)	(13,399)

Net income (loss) attributable to common shares	$ (482)	$ 224,780	$ 129,885

Weighted average common shares outstanding	300,201	298,944	298,944

Basic EPS	$ –	$ .75	$ .44

Diluted EPS:
Net income	$ 12,639	$ 238,179	$ 143,284
Additional ESOP contribution required assuming Series B preferred
shares were converted, net of tax	(4,958)	(5,231)	(5,231)
Dividends on Series C, D-1 and D-2 preferred stock	(4,028)	(4,028)	(4,028)
LYONs interest expense, net of tax	3,125	3,040	3,040

Adjusted net income	$ 6,778	$ 231,960	$ 137,065

Weighted average common shares outstanding	300,201	298,944	298,944
Assumed conversion of Series B preferred shares into common
shares	17,117	18,264	18,264
Assumed exercise of stock options, net of common shares assumed
repurchased with the proceeds	6,556	6,662	6,662
Assumed conversion of LYONs debt securities	7,177	7,272	7,272

Adjusted weighted average common shares outstanding	331,051	331,142	331,142

Diluted EPS	$ .02	$ .70	$ .41

Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS is computed based on the assumption that the Series B convertible preferred shares and the LYONs debt securities were converted into common shares. In addition, weighted average common shares outstanding is adjusted for the dilutive effect of stock options. The Company’s Series C, D-1 and D-2 convertible preferred stocks were not included in the calculation of diluted EPS because their effects were antidilutive.

NOTE 5: NON-OPERATING ITEMS

The second quarter and first half of 2002 included several non-operating items, summarized as follows (in thousands, except per share amounts):

	Second Quarter Ended June 30, 2002		First Half Ended June 30, 2002
	Pretax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	Diluted EPS
Loss on net change in fair values of derivatives
and related investments	$ (98,953)	$ (.19)	$(144,469)	$ (.27)
Loss on investment write-downs	(6,046)	(.01)	(7,535)	(.01)
Gain on sales of investments	4,807.01		6,233.01

Total non-operating items	$(100,192)	$ (.19)	$(145,771)	$ (.27)

In the second quarter of 2002, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $99 million, which decreased diluted EPS by $.19. This loss resulted primarily from a $143 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was partially offset by a $46 million decrease in the fair value of the derivative component of the PHONES. In the first half of 2002, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $145 million, which decreased diluted EPS by $.27. This loss resulted primarily from a $294 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was partially offset by a $152 million decrease in the fair value of the derivative component of the PHONES.

The second quarter and first half of 2001 also included several non-operating items, summarized as follows (in thousands, except per share amounts):

	Second Quarter Ended July 1, 2001		First Half Ended July 1, 2001
	Pretax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	Diluted EPS
Gain on net change in fair values of derivatives
and related investments	$ 32,648	$ .07	$ 41,764	$ .08
Loss on investment write-downs	(34,588)	(.07)	(34,588)	(.07)
Gain on sales of investments	244	–	442	–

Total non-operating items	$ (1,696)	$ –	$ 7,618	$ .01

In the second quarter of 2001, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax gain of $33 million, which increased diluted EPS by $.07. This gain resulted primarily from a $206 million increase in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $173 million increase in the fair value of the derivative component of the PHONES. In the first half of 2001, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax gain of $42 million, which increased diluted EPS by $.08. This gain resulted primarily from a $291 million increase in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $247 million increase in the fair value of the derivative component of the PHONES.

In the aggregate, non-operating items decreased diluted EPS by $.19 and $.27 in the second quarter and first half of 2002, respectively. Non-operating items had no effect on diluted EPS for the 2001 second quarter and increased diluted EPS by $.01 in the first half of 2001. Excluding non-operating items, restructuring charges and the cumulative effect of a change in accounting principle, diluted EPS was $.52 in the 2002 second quarter and $.84 in the first half of 2002, as compared to an adjusted $.39 and $.71 in the same periods of 2001, respectively.

NOTE 6: INVENTORIES

Inventories consisted of the following (in thousands):

	June 30, 2002	Dec. 30, 2001

Newsprint (at LIFO)	$35,206	$37,607
Supplies and other	11,535	11,835

Total inventories	$46,741	$49,442

Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $4.3 million at June 30, 2002 and $6.0 million at Dec. 30, 2001.

NOTE 7:  DEBT

Debt consisted of the following (in thousands):

	June 30, 2002	Dec. 30, 2001

Commercial paper, weighted average interest rate of 1.9% and 2.0%	$ 662,236	$ 905,684
Medium-term notes, weighted average
interest rate of 6.2%, due 2002-2008	1,002,115	1,032,115
8.4% guaranteed ESOP notes, due 2002-2003	66,255	66,255
Capitalized real estate obligation, effective interest rate of
7.7%, expiring 2009	105,298	110,786
7.45% notes due 2009	394,731	394,370
7.25% debentures due 2013	141,604	141,301
LYONs due 2017	286,276	291,644
7.5% debentures due 2023	93,727	93,611
6.61% debentures due 2027	242,144	241,991
7.25% debentures due 2096	129,039	128,945
Other notes and obligations	3,938	4,880

Total debt excluding PHONES	3,127,363	3,411,582
Less amounts classified as due within one year	(136,657)	(410,890)

Long-term debt excluding PHONES	2,990,706	3,000,692
2% PHONES debt related to AOL Time Warner stock, due 2029	536,000	684,000

Total long-term debt	$ 3,526,706	$ 3,684,692

At June 30, 2002 and Dec. 30, 2001, the discounted debt and derivative components of the PHONES were as follows (in thousands):

	June 30, 2002	Dec. 30, 2001
PHONES Debt:
Discounted debt component	$418,160	$413,900
Derivative component (at fair value)	117,840	270,100

Total	$536,000	$684,000

AOL Time Warner stock related to PHONES (at fair value)	$235,360	$529,600

Debt due within one year as of June 30, 2002 was as follows (in thousands):

Commercial paper	$ 662,236
Medium-term notes	30,000
ESOP notes	32,483
Capitalized real estate obligation	11,630
Other notes and obligations	308

Subtotal	736,657
Less: commercial paper classified as long-term	(600,000)

Amounts classified as due within one year	$ 136,657

Through existing revolving credit agreements, the Company has both the ability and the intent to refinance $600 million of its commercial paper on a long-term basis. Accordingly, these notes were classified as long-term as of June 30, 2002. At June 30, 2002, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.25 billion, of which $550 million expires in March 2003, $100 million expires in April 2003 and $600 million expires in December 2005. No amounts were borrowed under these credit agreements at June 30, 2002.

NOTE 8:  COMPREHENSIVE INCOME

Other comprehensive income for the quarters and first halves ended June 30, 2002 and July 1, 2001 includes unrealized gains and losses on interest rate and newsprint swaps and unrealized gains and losses on marketable securities classified as available-for-sale. Approximately 3.8 million and 6.3 million AOL Time Warner shares were classified as available-for-sale during the quarters ended June 30, 2002 and July 1, 2001, respectively.

The Company's comprehensive income is as follows (in thousands):

	Second Quarter Ended
	Actual	Adjusted	Actual
	June 30, 2002	July 1, 2001	July 1, 2001
Net income	$114,209	$ 123,299	$ 72,640

Unrealized gain (loss) on interest rate and newsprint swaps, net	5,314	(4,446)	(4,446)
Unrealized holding gain (loss) on marketable securities classified as available for sale:
Unrealized holding gain (loss) arising during the
period, before tax	(35,602)	73,075	73,075
Less: adjustment for gain on sale of investment
included in net income	(1,560)	–	–
Income taxes	14,419	(28,507)	(28,507)

Change in net unrealized gain on securities	(22,743)	44,568	44,568

Other comprehensive income (loss)	(17,429)	40,122	40,122

Comprehensive income	$96,780	$ 163,421	$ 112,762

	First Half Ended
	Actual	Adjusted	Actual
	June 30, 2002	July 1, 2001	July 1, 2001
Net income	$12,639	$ 238,179	$ 143,284

Unrealized gain (loss) on interest rate and newsprint swaps, net	3,510	(263)	(263)
Unrealized holding gain (loss) on marketable securities classified as available for sale:
Unrealized holding gain (loss) arising during the
period, before tax	(75,291)	104,085	104,085
Less: adjustment for gain on sale of investment
included in net income	(2,986)	–	–
Income taxes	30,603	(41,043)	(41,043)

Change in net unrealized gain on securities	(47,674)	63,042	63,042

Other comprehensive income (loss)	(44,164)	62,779	62,779

Comprehensive income (loss)	$(31,525)	$ 300,958	$ 206,063

NOTE 9:  OTHER DEVELOPMENTS

In June 2002, the FCC announced that it is consolidating the pending television/newspaper cross-ownership rulemaking with its other media ownership rule reviews. As a result, the Company does not expect the FCC to act on the television/newspaper cross-ownership rule before the second quarter of 2003. The Company cannot predict the outcome of the FCC cross-ownership rulemaking proceeding.

During 1998, The Times Mirror Company (“Times Mirror”), which was acquired by Tribune in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service (“IRS”) has audited the transactions and disagreed with the position taken by Times Mirror. The IRS has proposed an adjustment to increase 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of June 30, 2002, the interest on the proposed taxes would be approximately $190 million. On July 22, 2002, the IRS advised the Company that its previously proposed 20% penalty will not be asserted with respect to these transactions. The IRS also advised of its intent to litigate these issues. The Company intends to vigorously defend its position in this litigation. A tax reserve of $180 million, plus interest, relating to these transactions is included in “compensation and other obligations” on the unaudited condensed consolidated balance sheet. The resolution of these issues is unpredictable and could result in a tax liability that is significantly higher or lower than that which has been provided by the Company.

On Dec. 26, 2001, Tribune signed a contract with Entercom Communications Corp. (“Entercom”) to manage Tribune’s three Denver radio stations, KOSI-FM, KKHK-FM and KEZW-AM. On Feb. 1, 2002, under the agreement, Entercom began managing the stations for up to three years, after which, pursuant to an option agreement, Entercom will have the right to purchase the stations for $180 million. During the term of the contract, the Company has the right to identify television assets for acquisition through one or more exchange transactions. The results of the three Denver stations are included in the unaudited condensed consolidated financial statements through Jan. 31, 2002. Beginning in February 2002, the Company receives from Entercom a monthly time brokerage fee, which is recorded in revenue.

On July 24, 2002, the Company sold certain assets of the Denver radio station group to Entercom for $125 million and acquired the assets of WTTV-TV, Indianapolis, and its satellite station, WTTK-TV in Kokomo, Ind., from Sinclair Broadcast Group for $125 million. The transactions were structured as a like-kind asset exchange for income tax purposes whereby Tribune exchanged the assets of KOSI-FM and KEZW-AM for the assets of the

Sinclair television stations. The monthly time brokerage fee that the Company receives from Entercom has been reduced to reflect the sale of KOSI-FM and KEZW-AM. The divestiture of the Denver radio station group assets will be accounted for as a sale, and the acquisition of WTTV-TV and WTTK-TV will be recorded as a purchase. In the third quarter of 2002, the Company expects to record an after-tax gain of approximately $60 million on the sale of the Denver radio station group assets. Tribune will continue to evaluate suitable television assets to acquire in exchange for the remaining assets of the Denver radio station group, which have an estimated fair value of $55 million.

On August 1, 2002, the Company acquired Chicago magazine from Primedia, Inc. for $35 million in cash. Chicago magazine, a monthly publication, serves as a reference guide for entertainment, dining, shopping and real estate for the Chicagoland area.

The major league baseball players contract expired after the 2001 season. During 2002, representatives of the Major League Baseball Players Association and the owners have continued to negotiate for a new players’ contract. If the players strike, the Company’s Chicago Cubs baseball, television and radio operations will be adversely impacted. While the broadcast stations have contingency plans in place for replacement programming, the Cubs would experience a loss of revenues and operating profit. The actual impact on the Cubs’ operating results is uncertain due to the unknown length of a possible work stoppage and the Company cannot predict the ultimate outcome of the negotiations.

NOTE 10:  SEGMENT INFORMATION

Financial data for each of the Company’s business segments are as follows (in thousands):

	Second Quarter Ended
	Actual	Adjusted	Actual
	June 30, 2002	July 1, 2001	July 1, 2001
Operating revenues:
Publishing	$ 965,207	$ 965,705	$ 965,705
Broadcasting and Entertainment	395,732	387,179	387,179
Interactive	19,614	14,325	14,325

Total operating revenues	$ 1,380,553	$ 1,367,209	$ 1,367,209

Operating profit (loss) before restructuring charges:
Publishing	$ 221,325	$ 188,538	$ 151,051
Broadcasting and Entertainment	129,547	123,770	105,193
Interactive	2,848	(6,430)	(8,189)
Corporate expenses	(10,678)	(9,349)	(9,349)

Total operating profit before restructuring charges	$ 343,042	$ 296,529	$ 238,706

Operating profit (loss) including restructuring charges:
Publishing	$ 221,325	$ 175,094	$ 137,607
Broadcasting and Entertainment	129,547	123,603	105,026
Interactive	2,848	(6,796)	(8,555)
Corporate expenses	(10,678)	(9,716)	(9,716)

Total operating profit including restructuring charges	$ 343,042	$ 282,185	$ 224,362

	First Half Ended
	Actual	Adjusted	Actual
	June 30, 2002	July 1, 2001	July 1, 2001
Operating revenues:
Publishing	$ 1,897,253	$ 1,954,696	$ 1,954,696
Broadcasting and Entertainment	679,266	677,247	677,247
Interactive	37,672	28,068	28,068

Total operating revenues	$ 2,614,191	$ 2,660,011	$ 2,660,011

Operating profit (loss) before restructuring charges:
Publishing	$ 410,886	$ 381,907	$ 307,112
Broadcasting and Entertainment	202,524	212,572	175,914
Interactive	1,186	(14,919)	(18,437)
Corporate expenses	(19,820)	(23,184)	(23,184)

Total operating profit before restructuring charges	$ 594,776	$ 556,376	$ 441,405

Operating profit (loss) including restructuring charges:
Publishing	$ 386,126	$ 368,463	$ 293,668
Broadcasting and Entertainment	201,437	212,405	175,747
Interactive	1,023	(15,285)	(18,803)
Corporate expenses	(21,063)	(23,551)	(23,551)

Total operating profit including restructuring charges	$ 567,523	$ 542,032	$ 427,061

	June 30, 2002	Dec. 30, 2001

Assets:
Publishing	$ 8,024,313	$ 8,225,041
Broadcasting and Entertainment	3,837,335	4,107,599
Interactive	281,376	280,317
Corporate	1,562,541	1,875,102

Total assets	$13,705,565	$14,488,059

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the second quarter and first half of 2002 to the second quarter and first half of 2001. Certain prior year amounts have been reclassified to conform with the 2002 presentation. These reclassifications had no impact on reported 2001 total revenues, operating profit or net income.

FORWARD-LOOKING STATEMENTS

This discussion, the information contained in the preceding notes to the financial statements and the information contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” contain certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: changes in advertising demand, newsprint prices, cost of broadcast rights, interest rates, competition and other economic conditions; regulatory and judicial rulings; adverse results from litigation; the effect of professional sports team labor strikes, lock-outs and negotiations; the effect of acquisitions, investments, divestitures, derivative transactions and litigation on the Company’s results of operations and financial condition; and the Company’s reliance on third-party vendors for various services. The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNIFICANT EVENTS

RESTRUCTURING CHARGES

During the first quarter of 2002, the Company recorded pretax restructuring charges of $27.3 million ($16.7 million after-tax, or $.05 per diluted share). In the second quarter of 2001, the Company recorded restructuring charges of $14.3 million ($8.7 million after-tax, or $.03 per diluted share). For further discussion of the restructuring charges, see Note 2 to the unaudited condensed consolidated financial statements in Item 1.

NEW ACCOUNTING STANDARDS

On Dec. 31, 2001, the first day of the Company’s 2002 fiscal year, the Company adopted FAS 142 which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets has ceased beginning in fiscal year 2002. The adoption of this standard has substantially reduced the amount of amortization expense related to intangible assets, including goodwill. On an annual basis, the Company expects that amortization expense will be reduced from $241 million in 2001 to approximately $10 million in 2002, excluding the effects of any acquisitions or dispositions subsequent to June 30, 2002. In addition, equity losses are expected to decrease by approximately $11 million from the 2001 level due to the adoption of this new standard by the Company’s equity method investees. In total, diluted EPS is expected to increase by approximately $.60 in 2002 due to the reduction in amortization expense and equity losses.

The provisions of FAS 142 that pertain to impairment of intangible assets have superceded the impairment related provisions included in FAS 121, beginning in fiscal year 2002. Under FAS 142, the impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values, instead of projected future undiscounted cash flows. The estimated fair values of these assets were calculated as of Dec. 31, 2001 based on projected future discounted cash flow analyses. As a result of initially applying the new impairment provisions of FAS 142, the Company recorded a pretax charge of $271 million ($166 million after taxes, or $.50 per diluted share) in the first quarter of 2002. The charge relates to certain of the Company’s newspaper mastheads

($226 million), a FCC license ($43 million) and a television network affiliation agreement ($2 million), and is presented as the cumulative effect of a change in accounting principle in the Company’s unaudited condensed consolidated statement of operations. The impairments are primarily the result of decreases in operating revenues as compared to forecasts prepared at the dates the respective companies were acquired.

In July 2002, the Financial Accounting Standards Board issued FAS No. 146, “Accounting for Costs Associated with Exit or Disposal Activities.” This statement requires that a liability for costs associated with an exit or disposal activity be recognized when the costs are incurred rather than at the date of a commitment to the exit or disposal plan. This statement will be applied prospectively to exit or disposal activities that are initiated after Dec. 31, 2002.

NON-OPERATING ITEMS

The second quarter and first half of 2002 included several non-operating items, summarized as follows (in millions, except per share amounts):

	Second Quarter Ended June 30, 2002		First Half Ended June 30, 2002
	Pretax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	Diluted EPS
Loss on net change in fair values of derivatives
and related investments	$ (99.0)	$ (.19)	$(144.5)	$ (.27)
Loss on investment write-downs	(6.0)	(.01)	(7.5)	(.01)
Gain on sales of investments	4.8	.01	6.2	.01

Total non-operating items	$(100.2)	$ (.19)	$(145.8)	$ (.27)

In the second quarter of 2002, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $99 million, which decreased diluted EPS by $.19. This loss resulted primarily from a $143 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was partially offset by a $46 million decrease in the fair value of the derivative component of the PHONES. In the first half of 2002, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $145 million, which decreased diluted EPS by $.27. This loss resulted primarily from a $294 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was partially offset by a $152 million decrease in the fair value of the derivative component of the PHONES.

The second quarter and first half of 2001 also included several non-operating items, summarized as follows (in millions, except per share amounts):

	Second Quarter Ended July 1, 2001		First Half Ended July 1, 2001
	Pretax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	Diluted EPS
Gain on net change in fair values of derivatives
and related investments	$32.7	$ .07	$41.8	$ .08
Loss on investment write-downs	(34.6)	(.07)	(34.6)	(.07)
Gain on sales of investments	0.2	–	0.4	–

Total non-operating items	$ (1.7)	$ –	$ 7.6	$ .01

In the second quarter of 2001, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax gain of $33 million, which increased diluted EPS by $.07. This gain resulted primarily from a $206 million increase in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $173 million increase in the fair value of the derivative component of the PHONES. In the first half of 2001, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax gain of $42 million, which increased diluted EPS by $.08. This gain resulted primarily from a $291 million increase in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $247 million increase in the fair value of the derivative component of the PHONES.

In the aggregate, non-operating items decreased diluted EPS by $.19 and $.27 in the second quarter and first half of 2002, respectively. Non-operating items had no effect on diluted EPS for the 2001 second quarter and increased diluted EPS by $.01 in the first half of 2001. Excluding non-operating items, restructuring charges and the cumulative effect of a change in accounting principle, diluted EPS was $.52 in the 2002 second quarter and $.84 in the first half of 2002, as compared to an adjusted $.39 and $.71 in the same periods of 2001, respectively.

OTHER DEVELOPMENTS

In June 2002, the FCC announced that it is consolidating the pending television/newspaper cross-ownership rulemaking with its other media ownership rule reviews. As a result, the Company does not expect the FCC to act on the television/newspaper cross-ownership rule before the second quarter of 2003. The Company cannot predict the outcome of the FCC cross-ownership rulemaking proceeding.

On Dec. 26, 2001, Tribune signed a contract with Entercom Communications Corp. (“Entercom”) to manage Tribune’s three Denver radio stations, KOSI-FM, KKHK-FM and KEZW-AM. On Feb. 1, 2002, under the agreement, Entercom began managing the stations for up to three years, after which, pursuant to an option agreement, Entercom will have the right to purchase the stations for $180 million. During the term of the contract, the Company has the right to identify television assets for acquisition through one or more exchange transactions. The results of the three Denver stations are included in the unaudited condensed consolidated financial statements through Jan. 31, 2002. Beginning in February 2002, the Company receives from Entercom a monthly time brokerage fee, which is recorded in revenue.

On July 24, 2002, the Company sold certain assets of the Denver radio station group to Entercom for $125 million and acquired the assets of WTTV-TV, Indianapolis, and its satellite station, WTTK-TV in Kokomo, Ind., from Sinclair Broadcast Group for $125 million. The transactions were structured as a like-kind asset exchange for income tax purposes whereby Tribune exchanged the assets of KOSI-FM and KEZW-AM for the assets of the Sinclair television stations. The monthly time brokerage fee that the Company receives from Entercom has been reduced to reflect the sale of KOSI-FM and KEZW-AM. The divestiture of the Denver radio station group assets will be accounted for as a sale, and the acquisition of WTTV-TV and WTTK-TV will be recorded as a purchase. In the third quarter of 2002, the Company expects to record an after-tax gain of approximately $60 million on the sale of the Denver radio station group assets. Tribune will continue to evaluate suitable television assets to acquire in exchange for the remaining assets of the Denver radio station group, which have an estimated fair value of $55 million.

On August 1, 2002, the Company acquired Chicago magazine from Primedia, Inc. for $35 million in cash. Chicago magazine, a monthly publication, serves as a reference guide for entertainment, dining, shopping and real estate for the Chicagoland area.

The major league baseball players contract expired after the 2001 season. During 2002, representatives of the Major League Baseball Players Association and the owners have continued to negotiate for a new players’ contract. If the players strike, the Company’s Chicago Cubs baseball, television and radio operations will be adversely impacted. While the broadcast stations have contingency plans in place for replacement programming, the Cubs would experience a loss of revenues and operating profit. The actual impact on the Cubs’ operating results is uncertain due to the unknown length of a possible work stoppage and the Company cannot predict the ultimate outcome of the negotiations.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2002 and 2001 second quarters reflect these seasonal patterns.

CONSOLIDATED

The Company's consolidated operating results for the second quarters and first halves of 2002 and 2001 are shown in the table below.

	Second Quarter
(In millions, except per share data)	Actual 2002	Adjusted 2001 (1)	Actual 2001	Adjusted Change

Operating revenues	$ 1,381	$ 1,367	$ 1,367	+	1%

Operating profit excluding restructuring charges	343	296	238	+	16%
Restructuring charges	–	(14)	(14)		*

Operating profit	343	282	224	+	22%

Non-operating items, net of tax	(61)	(1)	(1)		*

Net income:
Before restructuring charges and
non-operating items	$ 176	$ 133	$ 82	+	32%

Including restructuring charges and
non-operating items	$ 114	$ 123	$ 73	–	7%

Diluted earnings per share:
Before restructuring charges and
non-operating items	$ .52	$ .39	$ .24	+	33%

Including restructuring charges and
non-operating items	$ .33	$ .36	$ .21	–	8%

   * Not meaningful.

	First Half
(In millions, except per share data)	Actual 2002	Adjusted 2001 (1)	Actual 2001	Adjusted Change

Operating revenues	$ 2,614	$ 2,660	$ 2,660	–	2%

Operating profit excluding restructuring charges	595	556	441	+	7%
Restructuring charges	(27)	(14)	(14)	–	90%

Operating profit	568	542	427	+	5%

Non-operating items, net of tax	(89)	5	5		*

Net income:
Before cumulative effect of accounting change:
Before restructuring charges and
non-operating items	$ 284	$ 242	$ 147	+	17%

Including restructuring charges and
non-operating items	178	238	143	–	25%
Cumulative effect of accounting change, net	(166)	–	–		*

Net income	$ 12	$ 238	$ 143	–	95%

Diluted earnings (loss) per share:
Before cumulative effect of accounting change:
Before restructuring charges and
non-operating items	$ .84	$ .71	$ .43	+	18%

Including restructuring charges and
non-operating items	.52	.70	.41	–	26%
Cumulative effect of accounting change, net	(.50)	–	–		*

Net income	$ .02	$ .70	$ .41	–	97%

   * Not meaningful.

(1)	Adjusted results assume the provisions of FAS No. 142 were effective Jan. 1, 2001, instead of Dec. 31, 2001. FAS 142 eliminated the amortization of goodwill and certain other intangible assets. As a result, second quarter 2001 amortization was reduced from $60.4 million to an adjusted $2.6 million and first half 2001 amortization was reduced from $119.3 million to an adjusted $4.4 million. In addition, equity losses decreased from $16.0 million to an adjusted $13.3 million in the second quarter and decreased from $35.9 million to an adjusted $30.4 million in the first half due to the adoption of this new standard by the Company’s equity method investees. Also, due to the reduced amortization expense and equity losses, second quarter 2001 income tax expense increased from $70.4 million to an adjusted $80.3 million and for the first half of 2001 increased from $129.4 million to an adjusted $155.0 million. Second quarter 2001 diluted EPS increased from $.21 to an adjusted $.36. Diluted EPS in the first half of 2001 increased from $.41 to an adjusted $.70. Unless otherwise specified, the discussion below of Tribune’s second quarter and first half operating results assume that the adoption of the new standard had been in effect at the beginning of 2001.

Earnings Per Share (“EPS”) – Excluding non-operating items, restructuring charges and the cumulative effect of change in accounting principle, diluted EPS rose 33% to $.52 in the 2002 second quarter and was up 18% to $.84 in the first half. The increases resulted from improvements in operating profit at publishing, broadcasting and interactive combined with decreased equity losses and reduced interest expense. Including restructuring charges and non-operating items, diluted EPS was $.33 in the 2002 second quarter, compared with $.36 in the 2001 second quarter, and $.52 in the first half of 2002, compared with $.70 in the first half of 2001.

Operating Revenues and Profit – The Company’s consolidated operating revenues, EBITDA (operating profit before depreciation, amortization, equity results and non-operating items) and operating profit by business segment for the second quarter and first half were as follows:

	Second Quarter			First Half
(In millions)	Actual 2002	Adjusted 2001	Change	Actual 2002	Adjusted 2001	Change

Operating revenues
Publishing	$ 965	$ 966	–	$ 1,897	$ 1,955	– 3%
Broadcasting and Entertainment	396	387	+ 2%	679	677	–
Interactive	20	14	+ 37%	38	28	+ 34%

Total operating revenues	$ 1,381	$ 1,367	+ 1%	$ 2,614	$ 2,660	– 2%

EBITDA before restructuring charges (1)
Publishing	$ 263	$ 227	+ 16%	$ 494	$ 461	+ 7%
Broadcasting and Entertainment	141	135	+ 4%	225	235	– 4%
Interactive	4	(5)	*	4	(12)	*
Corporate expenses	(10)	(9)	- 10%	(18)	(22)	+ 14%

Total before restructuring charges	398	348	+ 14%	705	662	+ 6%
Restructuring charges	–	(14)	*	(23)	(14)	– 64%

Total EBITDA	$ 398	$ 334	+ 19%	$ 682	$ 648	+ 5%

Operating profit before restructuring charges
Publishing	$ 221	$ 188	+ 17%	$ 411	$ 382	+ 8%
Broadcasting and Entertainment	130	124	+ 5%	202	212	– 5%
Interactive	3	(6)	*	1	(15)	*
Corporate expenses	(11)	(10)	– 14%	(19)	(23)	+ 15%

Total before restructuring charges	343	296	+ 16%	595	556	+ 7%
Restructuring charges	–	(14)	*	(27)	(14)	– 90%

Total operating profit	$ 343	$ 282	+ 22%	$ 568	$ 542	+ 5%

(1)	EBITDA is defined as earnings before interest, taxes, depreciation, amortization, equity results and non-operating items. The Company has presented EBITDA because it is a common alternative measure of performance. The Company’s definition of EBITDA may not be consistent with that of other companies. EBITDA does not represent cash provided by operating activities as reflected in the Company’s consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles (“GAAP”) and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

* Not meaningful

Consolidated operating revenues for the second quarter of 2002 were up 1% to $1.38 billion from $1.37 billion in 2001 and for the first half decreased 2% to $2.6 billion from $2.7 billion in 2001. The increase in the second quarter of 2002 resulted from improvements in broadcasting and entertainment and interactive revenues. The decrease in the first half of 2002 was due to a decline in publishing revenues. Excluding all acquisitions and divestitures in 2001 and 2002 (“on a comparable basis”), revenues were up 1% in the second quarter and were down 2% in the first half.

Excluding restructuring charges, consolidated operating profit was up 16% in the 2002 second quarter and 7% in the first half and EBITDA rose 14% in the second quarter and 6% in the first half of 2002. Publishing operating profit, before restructuring charges, increased 17% to $221 million in the 2002 second quarter and 8% to $411 million in the first half, due to declines in operating expenses. Broadcasting and entertainment operating profit, before restructuring charges, was up 5% to $130 million in the second quarter of 2002 and fell 5% to $202 million in the first half mainly due to a 6% increase in television operating profit in the 2002 second quarter and a 5%

decrease in the first half. Interactive reported operating profit of $3 million in the 2002 second quarter, compared with a $6 million operating loss in the second quarter of last year, and operating profit of $1 million in the first half, compared with an operating loss of $15 million in the 2001 first half, mainly due to increased classified revenues and continued cost controls. On a comparable basis, consolidated operating profit, before restructuring charges, was up 15%, or $45 million, in the second quarter and 6%, or $31 million, in the first half, and EBITDA rose 14%, or $49 million, in the second quarter and 5%, or $34 million, in the first half.

Operating Expenses – Consolidated operating expenses for the second quarter and first half were as follows:

	Second Quarter			First Half
(In millions)	Actual 2002	Adjusted 2001	Change	Actual 2002	Adjusted 2001	Change

Cost of sales	$ 670	$ 693	– 3%	$1,275	$1,335	– 5%
Selling, general & administrative	313	327	– 4%	635	663	– 4%
Depreciation and amortization	55	51	+ 7%	110	106	+ 4%

Operating expenses before restructuring
charges	$1,038	$1,071	– 3%	$2,020	$2,104	– 4%
Restructuring charges	–	14	*	27	14	+ 90%

Total operating expenses	$1,038	$1,085	– 4%	$2,047	$2,118	– 3%

* Not meaningful

Cost of sales decreased 3%, or $23 million, in the 2002 second quarter and 5%, or $60 million, in the first half. On a comparable basis, cost of sales decreased 4%, or $24 million, in the second quarter and 5%, or $65 million, in the first half, primarily due to lower newsprint and compensation expenses. Newsprint and ink expense decreased 26%, or $36 million, in the second quarter and 26%, or $74 million, in the first half as average newsprint prices were down 26% in both periods while consumption declined 2% in the second quarter and 4% in the first half of 2002. Compensation expense declined 2%, or $4 million, in the second quarter and 4%, or $19 million, in the first half, primarily due to the voluntary retirement program initiated in 2001, outsourcing of certain circulation operations in Los Angeles and other reductions in force. The outsourcing of certain circulation functions and the mailing costs associated with a total market coverage product in Los Angeles increased other expenses included in cost of sales by $9 million and $17 million in the second quarter and first half of 2002, respectively. Broadcast rights amortization was down 2%, or $2 million, in the second quarter and increased 3%, or $6 million, in the first half, primarily related to the absence of Dodgers baseball at KTLA in Los Angeles, which impacted only the second quarter, offset by the fall 2001 launch of “Everybody Loves Raymond.”

Selling, general and administrative expenses (“SG&A”) were down 4%, or $14 million, in the 2002 second quarter and 4%, or $28 million, in the first half. On a comparable basis, SG&A expenses fell 5%, or $15 million, in the second quarter and 5%, or $32 million, in the first half largely due to continued cost control initiatives.

As discussed in Note 15 to the consolidated financial statements in the Company's 2001 Annual Report on Form 10-K, the Company's net pension credit, before a charge in 2001 related to the Voluntary Retirement Program, is expected to decline by approximately $30 million in 2002. Second quarter and first half 2002 net pension credit was $13 million and $26 million, respectively, compared to $20 million and $40 million in the second quarter and first half of 2001. Net pension credit is a component of compensation expense and is allocated between cost of sales and SG&A.

The Company recorded pretax restructuring charges of $27.3 million in the first quarter of 2002 and $14.3 million in the second quarter of 2001 (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

PUBLISHING

Operating Revenues and Profit – The following table presents publishing operating revenues, EBITDA and operating profit for the second quarter and first half.

	Second Quarter			First Half
(In millions)	Actual 2002	Adjusted 2001	Change	Actual 2002	Adjusted 2001	Change

Operating revenues	$965	$ 966	–	$ 1,897	$ 1,955	– 3%

EBITDA before restructuring charges	$263	$ 227	+ 16%	$ 494	$ 461	+ 7%
Restructuring charges	–	(13)	*	(22)	(13)	– 62%

EBITDA	$263	$ 214	+ 23%	$ 472	$ 448	+ 5%

Operating profit before restructuring charges	$221	$ 188	+ 17%	$ 411	$ 382	+ 8%
Restructuring charges	–	(13)	*	(25)	(13)	– 84%

Operating profit	$221	$ 175	+ 26%	$ 386	$ 369	+ 5%

* Not meaningful

Publishing operating revenues for the 2002 second quarter remained flat at $965 million compared with 2001, and for the first half were down 3% to 1.9 billion, primarily due to a decline in advertising revenue. Total advertising revenue was down 1% in the second quarter and 5% in the first half of 2002. Excluding the acquisitions of the Virginia Gazette (Feb. 2001) and TV Data (May 2001) (“on a comparable basis”), publishing operating revenues were flat for the second quarter of 2002 and decreased 3% for the first half. Publishing increased its second quarter 2002 operating cash flow margin from second quarter 2001 by 4 percentage points due to lower expenses, primarily newsprint. New York and Los Angeles showed cash flow margin improvement of 5 percentage points. Both Chicago and Ft. Lauderdale increased cash flow margins by more than 4 percentage points over the same period.

Publishing operating profit, before restructuring charges, for the 2002 second quarter was up 17% to $221 million, compared with $188 million in 2001 and rose 8%, or $30 million, in the first half. On a comparable basis, operating profit, before restructuring charges, increased 17%, or $32 million, for the second quarter and was up 7%, or $26 million, for the first half. Increases in publishing operating profit were mainly a result of a 4% and 5% decline in total operating expenses in the second quarter and first half of 2002, respectively, primarily due to lower newsprint expense.

Publishing operating revenues, by classification, for the second quarter and first half were as follows:

	Second Quarter			First Half
(In millions)	2002	2001	Change	2002	2001	Change

Advertising
Retail	$312	$305	+ 2%	$ 595	$ 597	–
National	169	166	+ 2%	346	350	– 1%
Classified	257	272	– 6%	501	567	– 12%

Total advertising	738	743	– 1%	1,442	1,514	– 5%
Circulation	167	165	+ 1%	336	330	+ 2%
Other	60	58	+ 5%	119	111	+ 8%

Total revenues	$965	$966	–	$1,897	$1,955	– 3%

Total advertising revenues declined 1% in the 2002 second quarter and 5% for the first half. Retail advertising was up 2%, or $7 million, in the 2002 second quarter and remained flat in the first half. Increases in retail advertising in the second quarter were due to improvements in the food, hardware and furniture/home furnishing categories, partially offset by decreases in department stores and electronics. Preprint revenues, which are primarily retail advertising, were 12% higher in the 2002 second quarter. National advertising revenue for the second quarter of 2002 rose by 2%, or $3 million, and for the first half declined 1%, or $4 million. Improvements in the second quarter of 2002 were primarily due to an increase in the movies/entertainment category, partially offset by decreases in technology and auto manufacturing. Classified advertising revenues declined 6%, or $15 million, in the 2002 second quarter and were down 12%, or $66 million, in the first half. Decreases were driven by a 23% and 32% decline in help wanted advertising in the second quarter and first half, respectively, partially offset by higher auto and real estate advertising.

Advertising linage for the second quarter and first half was as follows:

	Second Quarter			First Half
(Inches in thousands)	2002	2001	Change	2002	2001	Change

Full run
Retail	1,534	1,673	– 8%	2,973	3,195	– 7%
National	831	830	–	1,660	1,705	– 3%
Classified	2,645	2,698	– 2%	5,132	5,371	– 4%

Total full run	5,010	5,201	– 4%	9,765	10,271	– 5%
Part run	4,883	4,779	+ 2%	9,323	9,228	+ 1%

Total inches	9,893	9,980	– 1%	19,088	19,499	– 2%

Preprint pieces (in millions)	2,832	2,540	+ 11%	5,415	5,063	+ 7%

Full run advertising linage decreased 4% in the 2002 second quarter and 5% in the first half, largely due to an 8% and 7% drop in retail advertising in the second quarter and first half, respectively. The decrease in retail linage was mainly due to declines in Fort Lauderdale, Baltimore, New York and Hartford. Full run classified advertising linage was down 2% and 4% in the 2002 second quarter and first half, respectively, primarily due to declines in Los Angeles, New York and Baltimore. Full run national advertising linage remained flat in the 2002 second quarter and declined 3% in the first half due to decreases in Los Angeles, Baltimore and New York. Part run advertising linage was up 2% in the 2002 second quarter and 1% in the first half as declines in Chicago and Baltimore were more than offset by increases in Los Angeles and Fort Lauderdale. Preprint advertising pieces rose 11% and 7% in the 2002 second quarter and first half, respectively, primarily due to increases in Chicago and Los Angeles.

Circulation revenues were up 1% in the 2002 second quarter and 2% in the first half, primarily due to home delivery price increases in Los Angeles. Total average daily circulation remained flat at 3,430,000 copies in the 2002 second quarter and was down 1% to 3,431,000 copies in the first half. Total average Sunday circulation increased 2% to 4,895,000 copies in the second quarter and remained flat at 4,895,000 copies in the first half of 2002.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues increased 5% in the 2002 second quarter and 8% in the first half mainly due to acquisitions. On a comparable basis, other revenues were up 1%, or $0.6 million, in the second quarter and remained flat in the first half compared with 2001.

Operating Expenses – Publishing operating expenses, excluding restructuring charges, decreased 4%, or $33 million, in the 2002 second quarter and 5%, or $86 million, in the first half. On a comparable basis, operating expenses declined 4%, or $34 million, in the second quarter and 6%, or $93 million, in the first half, primarily due to decreases in newsprint and compensation expenses, partially offset by an increase in other cash expenses related to the outsourcing of certain circulation functions and the mailing costs associated with a total market coverage product in Los Angeles. On a comparable basis, newsprint and ink expense was down 26%, or $36 million, and 26%, or $74 million, in the second quarter and first half, respectively, as average newsprint prices decreased 26% in the second quarter and first half while consumption declined 2% in the second quarter and 4% in the first half of 2002. On a comparable basis, compensation expense declined 2%, or $7 million, in the second quarter and fell 3%, or $19 million, in the first half of 2002 due to the voluntary retirement program, outsourcing of certain circulation operations at Los Angeles and other reductions in force, partially offset by a lower pension credit. On a comparable basis, other cash expenses rose 2%, or $6 million, in the second quarter of 2002 and remained flat in the first half. The outsourcing of certain circulation functions and the mailing costs associated with a total market coverage product in Los Angeles increased other cash expenses by $9 million and $17 million in the second quarter and first half, respectively. Publishing reported restructuring charges of $24.8 million in the first quarter of 2002 and $13.4 million in the second quarter of 2001 (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit – The following table presents operating revenues, EBITDA and operating profit for television and radio/entertainment for the second quarter and first half. Entertainment includes Tribune Entertainment and the Chicago Cubs.

	Second Quarter			First Half
(In millions)	Actual 2002	Adjusted 2001	Change	Actual 2002	Adjusted 2001	Change
Operating revenues
Television	$316	$314	+ 1%	$ 572	$577	– 1%
Radio/Entertainment	80	73	+ 9%	107	100	+ 7%

Total operating revenues	$396	$387	+ 2%	$ 679	$677	–

EBITDA before restructuring charges
Television	$135	$128	+ 5%	$ 219	$230	– 5%
Radio/Entertainment	6	7	– 11%	6	5	+ 29%

EBITDA before restructuring charges	141	135	+ 4%	225	235	– 4%
Restructuring charges	–	–	–	(1)	–	*

Total EBITDA	$141	$135	+ 4%	$ 224	$235	– 5%

Operating profit before restructuring charges
Television	$125	$118	+ 6%	$ 200	$210	– 5%
Radio/Entertainment	5	6	– 19%	2	2	– 27%

Operating profit before restructuring charges	130	124	+ 5%	202	212	– 5%
Restructuring charges	–	–	–	(1)	–	*

Total operating profit	$130	$124	+ 5%	$ 201	$212	– 5%

* Not meaningful

Broadcasting and entertainment operating revenues rose by 2%, or $9 million, in the 2002 second quarter and remained flat for the first half. The increase for the second quarter was mainly due to higher revenues for radio/entertainment driven by increases at the Chicago Cubs and WGN Radio. Revenues for the first half remained flat as an increase for radio/entertainment was partially offset by a decline in television. Television revenues dropped 1% in the first half as lower copyright royalties were only partially offset by higher advertising revenues. Excluding the acquisitions of WGN Cable's distribution entity (April 2001) and WTXX-Hartford (August 2001) (“on a comparable basis”), television revenues were flat for the second quarter and down 3%, or $15 million, for the 2002 first half as lower copyright royalties were offset by higher advertising revenues.

Operating profit, before restructuring charges, for broadcasting and entertainment was up 5%, or $6 million, for the 2002 second quarter and down 5%, or $10 million, for the first half. These changes were mainly due to television operating profit, which increased 6%, or $7 million, in the second quarter and decreased 5%, or $11 million, in the first half. Higher second quarter profits were due to higher revenues, despite the absence of Dodger baseball telecasts at KTLA in Los Angeles, and lower operating expenses. The decline for the first half was due to lower revenues from copyright royalties and increased broadcast rights expense related to the fall 2001 launch of “Everybody Loves Raymond.” On a comparable basis, before restructuring charges, television operating profit was up 5%, or $6 million, for the second quarter and down 7%, or $15 million, for the first half of 2002.

Operating Expenses – Broadcasting and entertainment operating expenses, excluding restructuring charges, increased 1%, or $3 million, in the 2002 second quarter and 3%, or $12 million, for the first half. On a comparable basis, before restructuring charges, broadcasting and entertainment operating expenses were up 1%, or $2 million, and 2%, or $7 million, for the second quarter and first half of 2002, respectively. Broadcast rights amortization, on a comparable basis, decreased 2%, or $2 million, for the second quarter, mainly due to the absence of Dodgers baseball telecasts on KTLA in Los Angeles, and increased 3%, or $6 million, for the first half as a result of higher amortization related to “Everybody Loves Raymond.” Compensation expense was up 8%, or $8 million, and 3%, or $5 million, for the 2002 second quarter and first half, respectively, mainly due to higher Cubs player salaries. News, sales and promotion expenses declined 4%, or $3 million, in the 2002 second quarter and 3%, or $4 million, for the first half. Broadcasting and entertainment reported restructuring charges of $1.1 million in the first quarter of 2002 and $0.2 million in the second quarter of 2001 (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

INTERACTIVE

Operating Revenues and Profit – The following table presents interactive operating revenues, EBITDA and operating profit (loss) for the second quarter and first half:

	Second Quarter			First Half
(In millions)	Actual 2002	Adjusted 2001	Change	Actual 2002	Adjusted 2001	Change
Operating revenues	$ 19.6	$ 14.3	+ 37%	$ 37.7	$ 28.1	+ 34%

EBITDA before restructuring charges	$ 4.2	$ (5.1)	*	$ 4.0	$ (12.1)	*
Restructuring charges	–	(0.4)	*	(0.2)	(0.4)	+ 55%

EBITDA	$ 4.2	$ (5.5)	*	$ 3.8	$ (12.5)	*

Operating profit (loss) before restructuring charges	$ 2.8	$ (6.4)	*	$ 1.2	$ (14.9)	*
Restructuring charges	–	(0.4)	*	(0.2)	(0.4)	+ 55%

Operating profit (loss)	$ 2.8	$ (6.8)	*	$ 1.0	$ (15.3)	*

* Not meaningful

Interactive's revenues are derived primarily from advertising sales. Banner and sponsorship advertising is sold to local and national customers. Classified advertising revenues are mainly derived from two sources: the sale of online classified advertising in conjunction with print advertising in the Company's daily newspapers and selling online-only classified products.

Interactive's operating revenues increased 37%, or $5 million, in the 2002 second quarter and 34%, or $10 million, in the first half. Revenue improvements for both the 2002 second quarter and first half were due primarily to higher classified revenues. Classified revenues were up due to increases in the recruitment, auto and real estate categories.

Interactive reported operating profit, before restructuring charges, of $3 million for the 2002 second quarter and $1 million for the first half. The improvements over prior year results were the result of higher revenues and lower compensation and promotion costs.

Operating Expenses – Interactive operating expenses, excluding restructuring charges, were down 19%, or $4 million, for the 2002 second quarter and 15%, or $7 million, for the first half, mainly due to declines in compensation and promotional expenses. Compensation expense was down 16%, or $2 million, for the second quarter and 19%, or $4 million, for the first half. Promotional expenses decreased 47%, or $1 million, during the second quarter of 2002 and decreased 4%, or $0.2 million, for the first half of the year. Interactive reported restructuring charges of $0.2 million in the first quarter of 2002 and $0.4 million in the second quarter of 2001 (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

CORPORATE EXPENSES

Corporate expenses, excluding restructuring charges, increased 14%, or $1 million, during the 2002 second quarter and declined 15%, or $3 million, during the first half. The increase in the 2002 second quarter was mainly due to higher compensation expense resulting from the planned restoration of management bonuses. The decline in first half corporate expenses is the result of overall cost control initiatives. Corporate reported restructuring charges of $1.2 million in the first quarter of 2002 and $0.3 million in the second quarter of 2001 (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

EQUITY RESULTS

Net loss on equity investments totaled $4 million in the 2002 second quarter, compared with $13 million in 2001. Equity losses for the 2002 first half were $24 million, down $6 million from 2001 comparable results. The decrease for the quarter was mainly due to improved results at CareerBuilder, Classified Ventures, The WB Network and BrassRing. Lower first half losses resulted primarily from improvements at BrassRing and Classified Ventures. Losses for the first half of 2002 include the Company's $7.5 million share of a nonrecurring charge at CareerBuilder, primarily due to staff reductions and asset write-downs.

INTEREST AND INCOME TAXES

Interest expense for the 2002 second quarter decreased 18% to $54 million and for the first half declined 16% to $109 million due to lower outstanding debt and interest rates. Interest income for the 2002 second quarter rose 9% to $2 million and for the first half increased 5% to $4 million.

The effective income tax rate, excluding restructuring charges and non-operating items, was 39.0% for 2002 compared with a rate of 39.4% in 2001.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by operations in the first half of 2002 was $435 million, up from $290 million in 2001. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and stock.

Net cash used for investments totaled $85 million in the first half of 2002. The Company spent $77 million for capital expenditures and $19 million for acquisitions and investments. The Company received $13 million from sales of investments.

Net cash used for financing activities in the 2002 first half was $318 million and included repayments of long-term debt, payments of dividends and purchases of treasury stock, partially offset by sales of stock to employees. In the first half of 2002, the Company repurchased approximately 767,000 shares of its common stock for $29 million primarily related to Employee Stock Ownership Plan withdrawals. At June 30, 2002, the Company had authorization to repurchase an additional $1.7 billion of its common stock. The Company repaid $295 million of long-term debt during the first half of 2002. Quarterly dividends on the Company's common stock remained flat at $.11 per share in 2002.

The Company has revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.25 billion. As of June 30, 2002, no amounts were borrowed under these credit agreements.

The Company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. At August 8, 2002, the Company’s commercial paper was rated “A-1”, “P-1” and “F-2” by Standard & Poor’s, Moody’s Investors Service (“Moody’s”), and Fitch, Inc., (“Fitch”), respectively. The Company’s senior unsecured long-term debt was rated “A” by Standard & Poor’s, “A2” by Moody’s and “A-” by Fitch. In June, Moody’s placed the “A2” long-term and “P-1” short-term ratings of the Company under review for possible downgrade. As of August 8, 2002, Moody’s has not completed its review.

During 1998, The Times Mirror Company (“Times Mirror”), which was acquired by Tribune in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service (“IRS”) has audited the transactions and disagreed with the position taken by Times Mirror. The IRS has proposed an adjustment to increase 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of June 30, 2002, the interest on the proposed taxes would be approximately $190 million. On July 22, 2002, the IRS advised the Company that its previously proposed 20% penalty will not be asserted with respect to these transactions. The IRS also advised of its intent to litigate these issues. The Company intends to vigorously defend its position in this litigation. A tax reserve of $180 million, plus interest, relating to these transactions is included in “compensation and other obligations” on the unaudited condensed consolidated balance sheets. The resolution of these issues is unpredictable and could result in a tax liability that is significantly higher or lower than that which has been provided by the Company.

OUTLOOK

Revenues for the full year 2002 are expected to be flat to up slightly, showing sequential growth as the economy recovers. Revenues will be affected by many factors, including changes in national and local economic conditions, consumer confidence, job creation and unemployment rates. For the full year 2002, the Company expects about a 4% reduction in total operating expenses, excluding depreciation, amortization of intangible assets and restructuring charges. Expenses are expected to continue to benefit from lower newsprint prices and various cost control initiatives already in place, including savings related to the implementation of the Company's previously announced restructuring programs. Based upon these assumptions and excluding restructuring charges, EBITDA in 2002 is expected to increase in the range of 15% due to the impact of lower overall expenses.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following represents an update of the Company's market-sensitive financial information. This information contains forward-looking statements and should be read in conjunction with the Company's Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2001.

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

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			June 30, 2002	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Common stock
investments in
public companies	$46	$52	$59	$65 (1)	$72	$78	$85

(1)	Includes approximately 3.8 million shares of AOL Time Warner common stock valued at $57 million. Excludes 16.0 million shares of AOL Time Warner common stock related to the Company’s PHONES. See discussion below.

During the last 12 quarters, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in ten of the quarters, by 20% or more in seven of the quarters and by 30% or more in five of the quarters.

Derivatives and related trading securities. The Company has issued 8.0 million PHONES indexed to the value of its investment in 16.0 million shares of AOL Time Warner common stock (see Note 10 to the Company’s consolidated financial statements in the 2001 Annual Report on Form 10-K). Beginning in the second quarter of 1999, this investment in AOL Time Warner is classified as a trading security, and changes in its fair value, net of the changes in the fair value of the related derivative component of the PHONES, are recorded in the statement of income.

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. At June 30, 2002, the PHONES fair value was approximately $536 million. Since the issuance of the PHONES in April 1999, quarterly changes in the fair value of the PHONES have partially offset changes in the fair value of the related AOL Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related AOL Time Warner shares.

The following analysis presents the hypothetical change in the fair value of the Company's 16.0 million shares of AOL Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock's price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			June 30, 2002	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

AOL Time Warner common stock	$165	$188	$211	$235	$259	$282	$306

During the last 12 quarters, market price movements have caused the fair value of the Company’s 16.0 million shares in AOL Time Warner common stock to change by 10% or more in 10 of the quarters, by 20% or more in seven of the quarters and by 30% or more in five of the quarters.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information contained in the first two paragraphs of Note 9 to the unaudited condensed consolidated financial statements in Part I, Item 1 hereof is incorporated herein by reference.

ITEM 5.   OTHER INFORMATION.

The computation of the ratios of earnings to fixed charges, filed herewith as Exhibit 12, is incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

12 - Computation of ratios of earnings to fixed charges.

99.1 - Certification of John W. Madigan, Chairman and Chief Executive Officer of Tribune Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 - Certification of Donald C. Grenesko, Senior Vice President of Finance and Administration (Chief Financial Officer) of Tribune Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBUNE COMPANY (Registrant)
Date: August 9, 2002	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)