Form 10-Q
period 2002-09-29
TRIBUNE CO
filed 2002-11-01
CIK 726513

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 29, 2002

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X /  No /    /

        At October 25, 2002 there were 304,789,937 shares outstanding of the Company's Common Stock ($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the Company.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Third Quarter Ended
	Actual Sept. 29, 2002	Adjusted * Sept. 30, 2001	Actual Sept. 30, 2001
Operating Revenues	$ 1,340,494	$ 1,275,498	$ 1,275,498

Operating Expenses
Cost of sales (exclusive of items shown below)	649,709	698,242	698,242
Selling, general and administrative	313,079	317,626	317,626
Depreciation	52,904	49,861	49,861
Amortization of intangible assets	2,612	2,598	61,046
Restructuring charges (Note 2)	–	130,656	130,656

Total operating expenses	1,018,304	1,198,983	1,257,431

Operating Profit	322,190	76,515	18,067

Net loss on equity investments	(27,595)	(9,815)	(12,555)
Interest income	2,255	2,175	2,175
Interest expense	(52,367)	(62,988)	(62,988)
Gain (loss) on net change in fair values of derivatives
and related investments	21,667	(91,250)	(91,250)
Gain on sales of subsidiaries and investments	103,314	1,533	1,533
Loss on investment write-downs	(2,334)	(54,730)	(54,730)
Other non-operating gain	5,881	–	–

Income (Loss) Before Income Taxes	373,011	(138,560)	(199,748)
Income taxes	(136,206)	53,505	60,821

Net Income (Loss)	236,805	(85,055)	(138,927)
Preferred dividends, net of tax	(6,578)	(6,701)	(6,701)

Net Income (Loss) Attributable to Common Shares	$ 230,227	$ (91,756)	$ (145,628)

Earnings (Loss) Per Share (Note 4):

Basic	$ .76	$ (.31)	$ (.49)

Diluted	$ .71	$ (.31)	$ (.49)

Dividends per common share	$ .11	$ .11	$ .11

*  Adjusted results assume the provisions of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" were effective Jan. 1, 2001, instead of Dec. 31, 2001. See Note 1 for further discussion.

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Quarters Ended
	Actual Sept. 29, 2002	Adjusted * Sept. 30, 2001	Actual Sept. 30, 2001
Operating Revenues	$ 3,954,685	$ 3,935,509	$ 3,935,509

Operating Expenses
Cost of sales (exclusive of items shown below)	1,924,323	2,032,513	2,032,513
Selling, general and administrative	947,788	980,813	980,813
Depreciation	157,804	151,665	151,665
Amortization of intangible assets	7,804	6,971	180,390
Restructuring charges (Note 2)	27,253	145,000	145,000

Total operating expenses	3,064,972	3,316,962	3,490,381

Operating Profit	889,713	618,547	445,128

Net loss on equity investments	(51,903)	(40,182)	(48,417)
Interest income	6,444	6,176	6,176
Interest expense	(161,258)	(193,128)	(193,128)
Loss on net change in fair values of derivatives
and related investments	(122,801)	(49,487)	(49,487)
Gain on sales of subsidiaries and investments	109,547	1,975	1,975
Loss on investment write-downs	(9,869)	(89,318)	(89,318)
Other non-operating gain	5,881	–	–

Income Before Income Taxes and Cumulative
Effect of Change in Accounting Principle	665,754	254,583	72,929
Income taxes	(250,722)	(101,458)	(68,573)

Income Before Cumulative Effect of Change in
Accounting Principle	415,032	153,125	4,356
Cumulative effect of change in accounting principle,
net of tax (Note 3)	(165,587)	–	–

Net Income	249,445	153,125	4,356
Preferred dividends, net of tax	(19,699)	(20,100)	(20,100)

Net Income (Loss) Attributable to Common Shares	$ 229,746	$ 133,025	$ (15,744)

Earnings (Loss) Per Share (Note 4):
Basic:
Before cumulative effect of change in accounting principle	$ 1.31	$ .45	$ (.05)
Cumulative effect of accounting change, net	(.55)	–	–

Net income (loss)	$ .76	$ .45	$ (.05)

Diluted:
Before cumulative effect of change in accounting principle	$ 1.23	$ .43	$ (.05)
Cumulative effect of accounting change, net	(.50)	–	–

Net income (loss)	$ .73	$ .43	$ (.05)

Dividends per common share	$ .33	$ .33	$ .33

* Adjusted results assume the provisions of Financial Accounting Standard No. 142, "Goodwill and Other Intangible Assets" were effective Jan. 1, 2001, instead of Dec. 31, 2001. See Note 1 for further discussion.

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	Sept. 29, 2002	Dec. 30, 2001
Assets
Current Assets
Cash and cash equivalents	$ 52,979	$ 65,836
Accounts receivable, net	729,562	726,078
Inventories	48,478	49,442
Broadcast rights	340,945	303,845
Deferred income taxes	162,181	179,841
Prepaid expenses and other	58,744	38,949

Total current assets	1,392,889	1,363,991

Property, plant and equipment	3,335,695	3,238,366
Accumulated depreciation	(1,544,673)	(1,400,042)

Net properties	1,791,022	1,838,324

Broadcast rights	467,822	388,244
Intangible assets, net	8,414,285	8,531,436
AOL Time Warner stock related to PHONES debt	193,920	529,600
Other investments	739,913	879,914
Prepaid pension costs	851,038	811,232
Other assets	153,356	145,318

Total assets	$ 14,004,245	$ 14,488,059

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	Sept. 29, 2002	Dec. 30, 2001
Liabilities and Shareholders' Equity
Current liabilities
Debt due within one year	$ 44,660	$ 410,890
Contracts payable for broadcast rights	318,179	298,165
Deferred income	70,937	84,167
Income taxes	36,338	8,147
Accounts payable, accrued expenses and other current liabilities	657,988	715,186

Total current liabilities	1,128,102	1,516,555

PHONES debt related to AOL Time Warner stock	473,600	684,000
Other long-term debt	2,904,657	3,000,692
Deferred income taxes	2,048,101	2,143,205
Contracts payable for broadcast rights	616,047	522,854
Compensation and other obligations	978,299	969,585

Total liabilities	8,148,806	8,836,891

Shareholders' equity
Series B convertible preferred stock	232,554	250,146
Series C convertible preferred stock, net of treasury stock	44,260	44,260
Series D-1 convertible preferred stock, net of treasury stock	38,097	38,097
Series D-2 convertible preferred stock, net of treasury stock	24,510	24,510
Common stock and additional paid-in-capital	8,260,114	8,183,407
Retained earnings	4,367,163	4,231,467
Treasury common stock (at cost)	(7,074,017)	(7,118,509)
Treasury common stock held by Tribune Stock Compensation
Fund (at cost)	–	(8,313)
Unearned compensation related to ESOP	(66,255)	(66,255)
Accumulated other comprehensive income	29,013	72,358

Total shareholders' equity	5,855,439	5,651,168

Total liabilities and shareholders' equity	$ 14,004,245	$ 14,488,059

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Sept. 29, 2002	Sept. 30, 2001
Operations
Net income	$ 249,445	$ 4,356
Adjustments to reconcile net income to net cash provided by operations:
Loss on change in fair values of derivatives
and related investments	122,801	49,487
Gain on sales of subsidiaries and investments	(109,547)	(1,975)
Loss on investment write-downs	9,869	89,318
Other non-operating gain	(5,881)	–
Cumulative effect of accounting change, net	165,587	–
Depreciation	157,804	151,665
Amortization of intangible assets	7,804	180,390
Deferred income taxes	55,405	(13,461)
Other, net	19,921	57,418

Net cash provided by operations	673,208	517,198

Investments
Capital expenditures	(115,675)	(173,489)
Acquisitions and investments	(58,640)	(213,060)
Proceeds from sales of investments	13,597	19,267
Proceeds from sale of discontinued operations	–	22,163
Other, net	(14,929)	(15,868)

Net cash used for investments	(175,647)	(360,987)

Financing
Proceeds from issuance of long-term debt	–	180,639
Repayments of long-term debt	(477,985)	(45,550)
Sales of common stock to employees	110,679	74,292
Purchases of treasury common stock related to ESOP	(28,615)	(32,141)
Purchases of treasury common stock by Tribune Stock
Compensation Fund	–	(50,729)
Other purchases of treasury common stock	(748)	(174,273)
Dividends	(113,749)	(113,402)

Net cash used for financing	(510,418)	(161,164)

Net decrease in cash and cash equivalents	(12,857)	(4,953)

Cash and cash equivalents, beginning of year	65,836	115,788

Cash and cash equivalents, end of quarter	$ 52,979	$ 110,835

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of Sept. 29, 2002 and the results of their operations for the quarters and first three quarters ended Sept. 29, 2002 and Sept. 30, 2001 and cash flows for the first three quarters ended Sept. 29, 2002 and Sept. 30, 2001. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2002 presentation. These reclassifications had no impact on reported 2001 total revenues, operating profit or net income.

The results of operations for the quarter and first three quarters ended Sept. 30, 2001 have also been presented on an adjusted basis. Adjusted results assume the provisions of Financial Accounting Standard (“FAS”) No. 142, “Goodwill and Other Intangible Assets” were effective Jan. 1, 2001, instead of Dec. 31, 2001. FAS 142 eliminated the amortization of goodwill and certain other intangible assets. As a result, third quarter 2001 amortization was reduced from $61.0 million to an adjusted $2.6 million and the first three quarters of 2001 amortization was reduced from $180.4 million to an adjusted $7.0 million. In addition, equity losses decreased from $12.6 million to an adjusted $9.8 million in the third quarter of 2001 and decreased from $48.4 million to an adjusted $40.2 million in the first three quarters of 2001 due to the adoption of this new standard by the Company’s equity method investees. Also, due to the reduced amortization expense and equity losses, the third quarter 2001 income tax benefit decreased from $60.8 million to an adjusted $53.5 million and income tax expense for the first three quarters of 2001 increased from $68.6 million to an adjusted $101.5 million. Third quarter 2001 diluted earnings per share (“EPS”) improved from a $.49 loss to an adjusted $.31 loss. Diluted EPS in the first three quarters of 2001 improved from a $.05 loss to an adjusted $.43 of income.

Reported third quarter 2001 amounts are reconciled to adjusted 2001 amounts as follows (in thousands, except per share amounts):

	Third Quarter Ended Sept. 30, 2001
	Amount	Basic EPS	Diluted EPS
Reported net loss	$(138,927)	$ (.49)	$ (.49)
Adjust: Amortization of intangible assets, net of tax	52,212.17		.17
Adjust: Net loss on equity investments, net of tax	1,660.01		.01

Adjusted net loss	$ (85,055)	$ (.31)	$ (.31)

Reported first three quarters 2001 amounts are reconciled to adjusted 2001 amounts as follows (in thousands, except per share amounts):

	Three Quarters Ended Sept. 30, 2001
	Amount	Basic EPS	Diluted EPS
Reported net income (loss)	$ 4,356	$ (.05)	$ (.05)
Adjust: Amortization of intangible assets, net of tax	143,779.48		.46
Adjust: Net loss on equity investments, net of tax	4,990.02		.02

Adjusted net income	$153,125	$ .45	$ .43

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

A summary of the significant components of the pretax restructuring charges for the first three quarters ended Sept. 29, 2002, is as follows (in millions):

	Publishing	Broadcasting	Interactive	Corporate	Total
Severance costs	$ 20.2	$ 0.8	$ 0.2	$ 0.4	$ 21.6
Asset disposals	3.0	0.3	–	0.2	3.5
Lease termination costs	1.6	–	–	0.6	2.2

Total	$ 24.8	$ 1.1	$ 0.2	$ 1.2	$ 27.3

During the 2001 second quarter, the Company announced a voluntary retirement program, which was offered to approximately 1,400 employees who met certain eligibility requirements. In addition, various other workforce reduction initiatives were implemented throughout the Company beginning in the second quarter. In the third quarter and the first three quarters of 2001, the Company recorded pretax restructuring charges of $130.7 million ($79.7 million after-tax, or an adjusted $.25 per diluted share) and $145.0 million ($88.4 million after-tax, or an adjusted $.27 per diluted share), respectively, for these initiatives. For the third quarter, pretax restructuring charges of $122.5 million were recorded at the publishing segment, $4.2 million at the broadcasting and entertainment segment, $2.6 million at the interactive segment and $1.4 million at corporate. For the first three quarters, pretax restructuring charges of $135.9 million were recorded at the publishing segment, $4.4 million at the broadcasting and entertainment segment, $2.9 million at the interactive segment and $1.8 million at corporate. These charges are presented as a separate line item in the unaudited condensed consolidated statements of operations.

A summary of the significant components of the pretax restructuring charges for the first three quarters ended Sept. 30, 2001, is as follows (in millions):

	Publishing	Broadcasting	Interactive	Corporate	Total
Severance costs	$ 26.0	$ 1.1	$ 1.5	$ 0.2	$ 28.8
Early retirement pension costs	77.2	1.5	0.6	–	79.3
Retiree medical benefit costs	12.1	0.1	–	–	12.2
Asset disposals	3.6	0.6	0.5	0.4	5.1
Lease termination costs	7.3	–	–	–	7.3
Other costs	9.7	1.1	0.3	1.2	12.3

Total	$135.9	$ 4.4	$ 2.9	$ 1.8	$145.0

Accruals for the restructuring charges are included in “accounts payable, accrued expenses and other current liabilities” on the unaudited condensed consolidated balance sheets and amounted to $18.7 million at Sept. 29, 2002. The accruals primarily consist of costs related to severance and lease termination costs.

A summary of the activity with respect to the 2001 and 2002 restructuring accruals is as follows (in millions):

Restructuring accrual at Dec. 30, 2001	$ 21.0
Restructuring charges (1)	23.8
Payments (2)	(26.1)

Restructuring accrual at Sept. 29, 2002	$ 18.7

    (1)  Represents severance and lease termination costs included in the restructuring accrual.
    (2)  Third quarter 2002 payments totaled $3.1 million.

NOTE 3:  NEW ACCOUNTING STANDARDS

On Dec. 31, 2001, the first day of the Company’s 2002 fiscal year, the Company adopted FAS 142 which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets has ceased beginning in fiscal year 2002. The adoption of this standard has substantially reduced the amount of amortization expense related to intangible assets, including goodwill. On an annual basis, the Company expects that amortization expense will be reduced from $241 million in 2001 to approximately $10 million in 2002, excluding the effects of any acquisitions or dispositions subsequent to Sept. 29, 2002. In addition, equity losses are expected to decrease by approximately $11 million from the 2001 level due to the adoption of this new standard by the Company’s equity method investees.

The provisions of FAS 142 that pertain to impairment of intangible assets have superceded the impairment related provisions included in FAS 121, beginning in fiscal year 2002. Under FAS 142, the impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values, instead of projected future undiscounted cash flows. The estimated fair values of these assets were calculated as of Dec. 31, 2001 based on projected future discounted cash flow analyses. As a result of initially applying the new impairment provisions of FAS 142, the Company recorded a pretax charge of $271 million ($166 million after taxes, or $.50 per diluted share) in the first quarter of 2002. The charge related to certain of the Company’s newspaper mastheads ($226 million), a Federal Communications Commission (“FCC”) license ($43 million) and a television network affiliation agreement ($2 million), and is presented as the cumulative effect of a change in accounting principle in the Company's unaudited condensed consolidated statements of operations. The impairments were primarily the result of decreases in operating revenues as compared to forecasts prepared at the dates the respective companies were acquired.

Goodwill and other intangible assets at Sept. 29, 2002 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets continuing to be amortized
Subscribers (useful life of 15 to 20 years)	$ 195,644	$ (25,576)	$ 170,068
Other	5,324	(1,552)	3,772

Total	$ 200,968	$ (27,128)	173,840

Goodwill and other intangibles no longer being amortized
Goodwill
Publishing	3,918,193
Broadcasting and Entertainment	1,355,512
Interactive	92,964
Newspaper mastheads	1,576,507
FCC licenses	1,051,303
Network affiliation agreements	218,921
Other	27,045

Total	8,240,445

Total goodwill and other intangible assets	$ 8,414,285

Estimated annual aggregate amortization expense will be approximately $10 million for 2002 and for each of the next five years, excluding the effects of any acquisitions or dispositions subsequent to Sept. 29, 2002.

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

NOTE 4:  EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) were as follows (in thousands, except per share data):

	Third Quarter Ended
	Actual Sept. 29, 2002	Adjusted Sept. 30, 2001	Actual Sept. 30, 2001
Basic EPS:
Net income (loss)	$ 236,805	$ (85,055)	$ (138,927)
Preferred dividends, net of tax	(6,578)	(6,701)	(6,701)

Net income (loss) attributable to common shares	$ 230,227	$ (91,756)	$ (145,628)

Weighted average common shares outstanding	302,343	297,527	297,527

Basic EPS	$ .76	$ (.31)	$ (.49)

Diluted EPS:
Net income (loss)	$ 236,805	$ (85,055)	$ (138,927)
Additional ESOP contribution required assuming Series B
preferred shares were converted, net of tax	(2,165)	–	–
Dividends on Series B preferred stock	–	(4,687)	(4,687)
Dividends on Series C, D-1 and D-2 preferred stock	(2,112)	(2,014)	(2,014)
LYONs interest expense, net of tax	1,541	–	–

Adjusted net income (loss)	$ 234,069	$ (91,756)	$ (145,628)

Weighted average common shares outstanding	302,343	297,527	297,527
Assumed conversion of Series B preferred shares into
common shares	16,945	–	–
Assumed exercise of stock options, net of common shares
assumed repurchased with the proceeds	5,136	–	–
Assumed conversion of LYONs debt securities	7,014	–	–

Adjusted weighted average common shares outstanding	331,438	297,527	297,527

Diluted EPS	$ .71	$ (.31)	$ (.49)

	Three Quarters Ended
	Actual Sept. 29, 2002	Adjusted Sept. 30, 2001	Actual Sept. 30, 2001
Basic EPS:
Net income	$ 249,445	$ 153,125	$ 4,356
Preferred dividends, net of tax	(19,699)	(20,100)	(20,100)

Net income (loss) attributable to common shares	$ 229,746	$ 133,025	$ (15,744)

Weighted average common shares outstanding	300,915	298,472	298,472

Basic EPS	$ .76	$ .45	$ (.05)

Diluted EPS:
Net income	$ 249,445	$ 153,125	$ 4,356
Additional ESOP contribution required assuming Series B
preferred shares were converted, net of tax	(7,123)	(7,803)	–
Dividends on Series B preferred stock	–	–	(14,058)
Dividends on Series C, D-1 and D-2 preferred stock	(6,142)	(6,042)	(6,042)
LYONs interest expense, net of tax	4,666	–	–

Adjusted net income (loss)	$ 240,846	$ 139,280	$ (15,744)

Weighted average common shares outstanding	300,915	298,472	298,472
Assumed conversion of Series B preferred shares into
common shares	16,945	18,267	–
Assumed exercise of stock options, net of common shares
assumed repurchased with the proceeds	6,083	6,224	–
Assumed conversion of LYONs debt securities	7,122	–	–

Adjusted weighted average common shares outstanding	331,065	322,963	298,472

Diluted EPS	$ .73	$ .43	$ (.05)

Basic EPS was computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. For the third quarter and first three quarters of 2002, diluted EPS was computed based on the assumption that the Series B convertible preferred shares and LYONs debt securities were converted into common shares. In addition, for these time periods, weighted average common shares outstanding were adjusted for the dilutive effect of stock options. For the actual and adjusted third quarter and first three quarters of 2001, the Company’s stock options and convertible securities were included in the calculation of diluted EPS only when their effects were dilutive. The Company’s Series C, D-1 and D-2 convertible preferred stocks were not included in the calculation of diluted EPS for any of the periods presented because their effects were anti-dilutive.

NOTE 5: CHANGES IN OPERATIONS AND NON-OPERATING ITEMS

Acquisitions – On Dec. 26, 2001, Tribune signed a contract with Entercom Communications Corp. (“Entercom”) to manage Tribune’s three Denver radio stations, KOSI-FM, KKHK-FM and KEZW-AM. On Feb. 1, 2002, under the agreement, Entercom began managing the stations for up to three years, after which, pursuant to an option agreement, Entercom would have the right to purchase the stations for $180 million. During the term of the contract, the Company has the right to identify television assets for acquisition through one or more exchange transactions with Entercom. The results of the three Denver stations are included in the unaudited condensed consolidated financial statements through Jan. 31, 2002. In February 2002, the Company began receiving from Entercom a monthly time brokerage fee, which is recorded in revenue.

On July 24, 2002, the Company transferred certain assets of the Denver radio station group (KOSI-FM and KEZW-AM) with a value of $125 million to Entercom in exchange for the assets of WTTV-TV, Indianapolis, and its satellite station, WTTK-TV in Kokomo, Indiana, which Entercom acquired from Sinclair Broadcast Group for $125 million. The transactions were structured as a like-kind asset exchange for income tax purposes. The divestiture of the Denver radio station group assets was accounted for as a sale, and the acquisition of WTTV-TV and WTTK-TV was recorded as a purchase. In the third quarter of 2002, the Company recorded a gain of $108 million ($66 million after-tax, or $.20 per diluted share) on the sale of the Denver radio station group assets. Tribune will continue to evaluate suitable television assets to acquire in exchange for the remaining assets of the Denver radio station group, which have an estimated fair value of $55 million. The monthly time brokerage fee that the Company receives from Entercom has been reduced to reflect the sale of KOSI-FM and KEZW-AM.

On August 1, 2002, the Company acquired Chicago magazine from Primedia, Inc. for $35 million in cash. Chicago magazine, a monthly publication, serves as a reference guide for entertainment, dining, shopping and real estate for the Chicagoland area.

The results of operations of Chicago magazine, WTTV-TV and WTTK-TV are included in the unaudited condensed consolidated statements of operations since their respective dates of acquisition.

Non-Operating Items – The third quarter and first three quarters of 2002 included several non-operating items, summarized as follows (in thousands, except per share amounts):

	Third Quarter Ended Sept. 29, 2002			Three Quarters Ended Sept. 29, 2002
	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Gain (loss) on net change in fair values
of derivatives and related investments	$ 21,667	$ 13,260	$.04	$(122,801)	$(75,154)	$(.23)
Gain on sales of subsidiaries and
investments	103,314	63,228.19		109,547	67,043.21
Loss on investments write-downs	(2,334)	(1,428)	–	(9,869)	(6,040)	(.02)
Other non-operating gain	5,881	3,599.01		5,881	3,599.01
State income tax reserve adjustment	–	3,003.01		–	3,003.01

Total non-operating items	$128,528	$ 81,662	$.25	$ (17,242)	$ (7,549)	$(.02)

In the third quarter of 2002, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax gain of $22 million, which increased diluted EPS by $.04. This gain resulted primarily from a $65 million decrease in the fair value of the derivative component of the PHONES, which was partially offset by a $41 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock. In the first three quarters of 2002, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $123 million, which decreased diluted EPS by $.23. This loss resulted primarily from a $335 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was partially offset by a $217 million decrease in the fair value of the derivative component of the PHONES.

In July 2002, the Company exchanged two of its Denver radio stations, KOSI-FM and KEZW-AM, for the assets of two television stations, WTTV, Indianapolis, and its satellite station WTTK, Kokomo, Indiana. The divestiture of the Denver radio station assets resulted in a pretax gain of $108 million ($.20 per diluted share).

In the third quarter of 2002, the Company reduced its state income tax liability by a total of $9 million, net of federal taxes, as a result of favorably resolving certain state income tax issues. This adjustment was recorded as a reduction of income tax expense. The portion applicable to non-operating items was $3 million.

The third quarter and first three quarters of 2001 also included several non-operating items, summarized as follows (in thousands, except per share amounts):

	Third Quarter Ended Sept. 30, 2001			Three Quarters Ended Sept. 30, 2001
	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Loss on net change in fair values
of derivatives and related investments	$ (91,250)	$(55,654)	$(.19)	$ (49,487)	$(30,182)	$(.10)
Gain on sales of investments	1,533	935.01		1,975	1,204.01
Loss on investments write-downs	(54,730)	(33,379)	(.12)	(89,318)	(54,475)	(.17)

Total non-operating items	$(144,447)	$(88,098)	$(.30)	$(136,830)	$(83,453)	$(.26)

In the third quarter of 2001, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $91 million, which decreased diluted EPS by $.19. This loss resulted primarily from a $318 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was partially offset by a $231 million decrease in the fair value of the derivative component of the PHONES. In the first three quarters of 2001, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $49 million, which decreased diluted EPS by $.10. This loss resulted primarily from a $27 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock and a $16 million increase in the fair value of the derivative component of the PHONES.

In the third quarter of 2001, the Company determined that the decline in fair value of certain investments was other than temporary and recorded a non-cash pretax loss of $55 million, which decreased diluted EPS by $.12, to write down the investments to fair value. The loss includes the write-down of an investment accounted for under the equity method. For the first three quarters of 2001, the Company recorded total non-cash pretax losses of $89 million, which decreased diluted EPS by $.17, for investment write-downs.

In the aggregate, non-operating items increased diluted EPS by $.25 in the third quarter of 2002 and decreased diluted EPS by $.02 for the first three quarters of 2002. Non-operating items decreased diluted EPS by $.30 for the 2001 third quarter and by $.26 for the first three quarters of 2001. Excluding non-operating items, restructuring charges and the cumulative effect of a change in accounting principle, diluted EPS was $.46 in the 2002 third quarter and $1.30 for the first three quarters of 2002, as compared to an adjusted $.24 and $.96 in the same periods of 2001, respectively.

NOTE 6: INVENTORIES

Inventories consisted of the following (in thousands):

	Sept. 29, 2002	Dec. 30, 2001

Newsprint (at LIFO)	$36,985	$37,607
Supplies and other	11,493	11,835

Total inventories	$48,478	$49,442

Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $3.3 million at Sept. 29, 2002 and $6.0 million at Dec. 30, 2001.

NOTE 7:  DEBT

Debt consisted of the following (in thousands):

	Sept. 29, 2002	Dec. 30, 2001
Commercial paper, weighted average interest rate of 1.9% and 2.0%	$ 484,317	$ 905,684
Medium-term notes, weighted average interest rate of 6.2%,
due 2002-2008	1,002,115	1,032,115
8.4% guaranteed ESOP notes, due 2002-2003	66,255	66,255
Capitalized real estate obligation, effective interest rate of
7.7%, expiring 2009	102,473	110,786
7.45% notes due 2009	394,911	394,370
7.25% debentures due 2013	141,755	141,301
LYONs due 2017	288,766	291,644
7.5% debentures due 2023	93,786	93,611
6.61% debentures due 2027	242,220	241,991
7.25% debentures due 2096	129,086	128,945
Other notes and obligations	3,633	4,880

Total debt excluding PHONES	2,949,317	3,411,582
Less amounts classified as due within one year	(44,660)	(410,890)

Long-term debt excluding PHONES	2,904,657	3,000,692
2% PHONES debt related to AOL Time Warner stock, due 2029	473,600	684,000

Total long-term debt	$ 3,378,257	$ 3,684,692

The discounted debt and derivative components of the PHONES were as follows (in thousands):

	Sept. 29, 2002	Dec. 30, 2001
PHONES Debt
Discounted debt component (at book value)	$420,400	$413,900
Derivative component (at fair value)	53,200	270,100

Total	$473,600	$684,000

AOL Time Warner stock related to PHONES (at fair value)	$193,920	$529,600

The derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $534 million at Sept. 29, 2002.

Debt due within one year as of Sept. 29, 2002 was as follows (in thousands):

Commercial paper	$ 484,317
Medium-term notes	83,050
ESOP notes	32,483
Capitalized real estate obligation	11,855
Other notes and obligations	322

Subtotal	612,027
Less: amounts classified as long-term	(567,367)

Amounts classified as due within one year	$ 44,660

Through existing revolving credit agreements, the Company has both the ability and the intent to refinance $484 million of its commercial paper and $83 million of its medium-term notes on a long-term basis. Accordingly, these notes were classified as long-term as of Sept. 29, 2002. At Sept. 29, 2002, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.25 billion, of which $550 million expires in March 2003, $100 million expires in April 2003 and $600 million expires in December 2005. No amounts were borrowed under these credit agreements at Sept. 29, 2002.

NOTE 8:  COMPREHENSIVE INCOME

Other comprehensive income for the quarters and first three quarters ended Sept. 29, 2002 and Sept. 30, 2001 included unrealized gains and losses on interest rate and newsprint swaps and unrealized gains and losses on marketable securities classified as available-for-sale. Approximately 3.8 million and 6.3 million AOL Time Warner shares were classified as available-for-sale during the quarters ended Sept. 29, 2002 and Sept. 30, 2001, respectively.

The Company’s comprehensive income was as follows (in thousands):

	Third Quarter Ended
	Actual Sept. 29, 2002	Adjusted Sept. 30, 2001	Actual Sept. 30, 2001
Net income (loss)	$ 236,805	$ (85,055)	$(138,927)
Unrealized gain on interest rate and
newsprint swaps, net of tax	7,974	7,547	7,547
Unrealized holding gain (loss) on marketable
securities classified as available for sale:
Unrealized holding loss arising
during the period, before tax	(11,691)	(140,143)	(140,143)
Add: adjustment for loss on investment
write-downs included in net income	–	12,588	12,588
Less: adjustment for gain on sales of
investments included in net income	–	(2,475)	(2,475)
Income taxes	4,536	50,724	50,724

Change in net unrealized gain on securities	(7,155)	(79,306)	(79,306)

Other comprehensive income (loss)	819	(71,759)	(71,759)

Comprehensive income (loss)	$ 237,624	$(156,814)	$(210,686)

	Three Quarters Ended
	Actual Sept. 29, 2002	Adjusted Sept. 30, 2001	Actual Sept. 30, 2001
Net income	$ 249,445	$ 153,125	$ 4,356

Unrealized gain on interest rate and
newsprint swaps, net of tax	11,484	7,284	7,284

Unrealized holding gain (loss) on marketable
securities classified as available for sale:
Unrealized holding loss arising
during the period, before tax	(86,982)	(36,058)	(36,058)
Add: adjustment for loss on investment
write-downs included in net income	–	12,588	12,588
Less: adjustment for gain on sales of
investments included in net income	(2,986)	(2,475)	(2,475)
Income taxes	35,139	9,682	9,682

Change in net unrealized gain on securities	(54,829)	(16,263)	(16,263)

Other comprehensive loss	(43,345)	(8,979)	(8,979)

Comprehensive income (loss)	$ 206,100	$ 144,146	$ (4,623)

NOTE 9:  OTHER DEVELOPMENTS

In June 2002, the FCC announced that it is consolidating the pending television/newspaper cross-ownership rulemaking with its other media ownership rule reviews. On Sept. 23, 2002, the FCC released a Notice of Proposed Rulemaking which requested public comment on the efficiency of the cross-ownership rule. In October 2002, the FCC released 14 studies commissioned by the FCC to provide information relevant to its analysis of all media ownership rules. The Company does not expect the FCC to act on the television/newspaper cross-ownership rule before the second quarter of 2003. The Company cannot predict the outcome of the FCC cross-ownership rulemaking proceeding.

During 1998, The Times Mirror Company (“Times Mirror”), which was acquired by Tribune in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service (“IRS”) has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the IRS proposed an adjustment to increase 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of Sept. 29, 2002, the interest on the proposed taxes would be approximately $205 million. During the third quarter of 2002, the IRS notified the Company that its previously proposed 20% penalty will not be asserted with respect to these transactions. The IRS also notified the Company of its intent to litigate these issues. The Company intends to vigorously defend its position and file a petition in U.S. Tax Court in early November 2002 to contest the IRS position. A tax reserve of $180 million, plus interest, relating to these transactions is included in “compensation and other obligations” on the unaudited condensed consolidated balance sheet. The resolution of these issues is unpredictable and could result in a tax liability that is significantly higher or lower than that which has been provided by the Company.

The Company expects the IRS to complete its audits of Tribune Company’s 1997, 1998 and 1999 tax returns within the next 120 days. The resolution of these tax audits could result in a tax liability that is significantly lower than that which has been recorded by the Company.

NOTE 10:  SEGMENT INFORMATION

Financial data for each of the Company’s business segments are as follows (in thousands):

	Third Quarter Ended
	Actual Sept. 29, 2002	Adjusted Sept. 30, 2001	Actual Sept. 30, 2001
Operating revenues:
Publishing	$ 927,006	$ 906,500	$ 906,500
Broadcasting and Entertainment	393,504	353,886	353,886
Interactive	19,984	15,112	15,112

Total operating revenues	$ 1,340,494	$ 1,275,498	$ 1,275,498

Operating profit (loss) before restructuring charges:
Publishing	$ 195,547	$ 127,501	$ 89,483
Broadcasting and Entertainment	136,500	94,789	76,115
Interactive	3,516	(5,391)	(7,147)
Corporate expenses	(13,373)	(9,728)	(9,728)

Total operating profit before restructuring charges	$ 322,190	$ 207,171	$ 148,723

Operating profit (loss) including restructuring charges:
Publishing	$ 195,547	$ 5,001	$ (33,017)
Broadcasting and Entertainment	136,500	90,599	71,925
Interactive	3,516	(7,942)	(9,698)
Corporate expenses	(13,373)	(11,143)	(11,143)

Total operating profit including restructuring charges	$ 322,190	$ 76,515	$ 18,067

	Three Quarters Ended
	Actual Sept. 29, 2002	Adjusted Sept. 30, 2001	Actual Sept. 30, 2001
Operating revenues:
Publishing	$ 2,824,259	$ 2,861,196	$ 2,861,196
Broadcasting and Entertainment	1,072,770	1,031,133	1,031,133
Interactive	57,656	43,180	43,180

Total operating revenues	$ 3,954,685	$ 3,935,509	$ 3,935,509

Operating profit (loss) before restructuring charges:
Publishing	$ 606,433	$ 509,408	$ 396,595
Broadcasting and Entertainment	339,024	307,361	252,029
Interactive	4,702	(20,310)	(25,584)
Corporate expenses	(33,193)	(32,912)	(32,912)

Total operating profit before restructuring charges	$ 916,966	$ 763,547	$ 590,128

Operating profit (loss) including restructuring charges:
Publishing	$ 581,673	$ 373,464	$ 260,651
Broadcasting and Entertainment	337,937	303,004	247,672
Interactive	4,539	(23,227)	(28,501)
Corporate expenses	(34,436)	(34,694)	(34,694)

Total operating profit including restructuring charges	$ 889,713	$ 618,547	$ 445,128

	Sept. 29, 2002	Dec. 30, 2001
Assets:
Publishing	$ 8,053,999	$ 8,225,041
Broadcasting and Entertainment	4,181,925	4,107,599
Interactive	258,183	280,317
Corporate	1,510,138	1,875,102

Total assets	$14,004,245	$14,488,059

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the third quarter and first three quarters of 2002 to the third quarter and first three quarters of 2001. Certain prior year amounts have been reclassified to conform with the 2002 presentation. These reclassifications had no impact on reported 2001 total revenues, operating profit or net income.

FORWARD-LOOKING STATEMENTS

This discussion (including, in particular, the discussion under “Outlook”), the information contained in the preceding notes to the financial statements and the information contained in Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” contain certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: changes in advertising demand, newsprint prices, cost of broadcast rights, interest rates, competition and other economic conditions; regulatory and judicial rulings; adverse results from litigation or tax related proceedings or audits; the effect of professional sports team labor strikes, lock-outs and negotiations; the effect of acquisitions, investments, divestitures, derivative transactions and litigation on the Company’s results of operations and financial condition; and the Company’s reliance on third-party vendors for various services. The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNIFICANT EVENTS

ACQUISITIONS

On Dec. 26, 2001, Tribune signed a contract with Entercom Communications Corp. (“Entercom”) to manage Tribune’s three Denver radio stations, KOSI-FM, KKHK-FM and KEZW-AM. On Feb. 1, 2002, under the agreement, Entercom began managing the stations for up to three years, after which, pursuant to an option agreement, Entercom would have the right to purchase the stations for $180 million. During the term of the contract, the Company has the right to identify television assets for acquisition through one or more exchange transactions with Entercom. The results of the three Denver stations are included in the unaudited condensed consolidated financial statements through Jan. 31, 2002. In February 2002, the Company began receiving from Entercom a monthly time brokerage fee, which is recorded in revenue.

On July 24, 2002, the Company transferred certain assets of the Denver radio station group (KOSI-FM and KEZW-AM) with a value of $125 million to Entercom in exchange for the assets of WTTV-TV, Indianapolis, and its satellite station, WTTK-TV in Kokomo, Indiana, which Entercom acquired from Sinclair Broadcast Group for $125 million. The transactions were structured as a like-kind asset exchange for income tax purposes. The divestiture of the Denver radio station group assets was accounted for as a sale, and the acquisition of WTTV-TV and WTTK-TV was recorded as a purchase. In the third quarter of 2002, the Company recorded a gain of $108 million ($66 million after-tax, or $.20 per diluted share) on the sale of the Denver radio station group assets. Tribune will continue to evaluate suitable television assets to acquire in exchange for the remaining assets of the Denver radio station group, which have an estimated fair value of $55 million. The monthly time brokerage fee that the Company receives from Entercom has been reduced to reflect the sale of KOSI-FM and KEZW-AM.

On August 1, 2002, the Company acquired Chicago magazine from Primedia, Inc. for $35 million in cash. Chicago magazine, a monthly publication, serves as a reference guide for entertainment, dining, shopping and real estate for the Chicagoland area.

The results of operations of Chicago magazine, WTTV-TV and WTTK-TV are included in the unaudited condensed consolidated statements of operations since their respective dates of acquisition.

RESTRUCTURING CHARGES

In the first quarter of 2002, the Company recorded pretax restructuring charges of $27.3 million ($16.7 million after-tax, or $.05 per diluted share). In the third quarter and first three quarters of 2001, the Company recorded pretax restructuring charges of $130.7 million ($79.7 million after-tax, or an adjusted $.25 per diluted share) and $145.0 million ($88.4 million after-tax, or an adjusted $.27 per diluted share), respectively. For further discussion of the restructuring charges, see Note 2 to the unaudited condensed consolidated financial statements in Item 1.

NEW ACCOUNTING STANDARDS

On Dec. 31, 2001, the first day of the Company’s 2002 fiscal year, the Company adopted FAS 142 which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets has ceased beginning in fiscal year 2002. The adoption of this standard has substantially reduced the amount of amortization expense related to intangible assets, including goodwill. On an annual basis, the Company expects that amortization expense will be reduced from $241 million in 2001 to approximately $10 million in 2002, excluding the effects of any acquisitions or dispositions subsequent to Sept. 29, 2002. In addition, equity losses are expected to decrease by approximately $11 million from the 2001 level due to the adoption of this new standard by the Company’s equity method investees.

The provisions of FAS 142 that pertain to impairment of intangible assets have superceded the impairment related provisions included in FAS 121, beginning in fiscal year 2002. Under FAS 142, the impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values, instead of projected future undiscounted cash flows. The estimated fair values of these assets were calculated as of Dec. 31, 2001 based on projected future discounted cash flow analyses. As a result of initially applying the new impairment provisions of FAS 142, the Company recorded a pretax charge of $271 million ($166 million after taxes, or $.50 per diluted share) in the first quarter of 2002. The charge related to certain of the Company’s newspaper mastheads ($226 million), a Federal Communications Commission (“FCC”) license ($43 million) and a television network affiliation agreement ($2 million), and is presented as the cumulative effect of a change in accounting principle in the Company’s unaudited condensed consolidated statement of operations. The impairments are primarily the result of decreases in operating revenues as compared to forecasts prepared at the dates the respective companies were acquired.

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

NON-OPERATING ITEMS

The third quarter and first three quarters of 2002 included several non-operating items, summarized as follows (in millions, except per share amounts):

	Third Quarter Ended Sept. 29, 2002			Three Quarters Ended Sept. 29, 2002
	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Gain (loss) on net change in fair values
of derivatives and related investments	$ 21.6	$ 13.3	$.04	$ (122.8)	$ (75.1)	$(.23)
Gain on sales of subsidiaries and
investments	103.3	63.2	.19	109.5	67.0	.21
Loss on investments write-downs	(2.3)	(1.4)	–	(9.8)	(6.0)	(.02)
Other non-operating gain	5.9	3.6	.01	5.9	3.6	.01
State income tax reserve adjustment	–	3.0	.01	–	3.0	.01

Total non-operating items	$ 128.5	$ 81.7	$.25	$ (17.2)	$ (7.5)	$(.02)

In the third quarter of 2002, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax gain of $22 million, which increased diluted EPS by $.04. This gain resulted primarily from a $65 million decrease in the fair value of the derivative component of the PHONES, which was partially offset by a $41 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock. In the first three quarters of 2002, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $123 million, which decreased diluted EPS by $.23. This loss resulted primarily from a $335 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was partially offset by a $217 million decrease in the fair value of the derivative component of the PHONES.

In July 2002, the Company exchanged two of its Denver radio stations, KOSI-FM and KEZW-AM, for the assets of two television stations, WTTV, Indianapolis, and its satellite station WTTK, Kokomo, Indiana. The divestiture of the Denver radio station assets resulted in a pretax gain of $108 million ($.20 per diluted share).

In the third quarter of 2002, the Company reduced its state income tax liability by a total of $9 million, net of federal taxes, as a result of favorably resolving certain state income tax issues. This adjustment was recorded as a reduction of income tax expense. The portion applicable to non-operating items was $3 million.

The third quarter and first three quarters of 2001 also included several non-operating items, summarized as follows (in millions, except per share amounts):

	Third Quarter Ended Sept. 30, 2001			Three Quarters Ended Sept. 30, 2001
	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Loss on net change in fair values
of derivatives and related investments	$ (91.2)	$ (55.6)	$(.19)	$ (49.5)	$ (30.2)	$(.10)
Gain on sales of investments	1.5	0.9	.01	2.0	1.2	.01
Loss on investments write-downs	(54.7)	(33.4)	(.12)	(89.3)	(54.5)	(.17)

Total non-operating items	$ (144.4)	$ (88.1)	$(.30)	$ (136.8)	$ (83.5)	$(.26)

In the third quarter of 2001, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $91 million, which decreased diluted EPS by $.19. This loss resulted primarily from a $318 million decrease in the fair value of 16.0 million shares of AOL Time

Warner common stock, which was partially offset by a $231 million decrease in the fair value of the derivative component of the PHONES. In the first three quarters of 2001, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $49 million, which decreased diluted EPS by $.10. This loss resulted primarily from a $27 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock and a $16 million increase in the fair value of the derivative component of the PHONES.

In the third quarter of 2001, the Company determined that the decline in fair value of certain investments was other than temporary and recorded a non-cash pretax loss of $55 million, which decreased diluted EPS by $.12, to write down the investments to fair value. The loss includes the write-down of an investment accounted for under the equity method. For the first three quarters of 2001, the Company recorded total non-cash pretax losses of $89 million, which decreased diluted EPS by $.17, for investment write-downs.

In the aggregate, non-operating items increased diluted EPS by $.25 in the third quarter of 2002 and decreased diluted EPS by $.02 for the first three quarters of 2002. Non-operating items decreased diluted EPS by $.30 for the 2001 third quarter and by $.26 for the first three quarters of 2001. Excluding non-operating items, restructuring charges and the cumulative effect of a change in accounting principle, diluted EPS was $.46 in the 2002 third quarter and $1.30 for the first three quarters of 2002, as compared to an adjusted $.24 and $.96 in the same periods of 2001, respectively.

OTHER DEVELOPMENTS

In June 2002, the FCC announced that it is consolidating the pending television/newspaper cross-ownership rulemaking with its other media ownership rule reviews. On Sept. 23, 2002, the FCC released a Notice of Proposed Rulemaking which requested public comment on the efficiency of the cross-ownership rule. In October 2002, the FCC released 14 studies commissioned by the FCC to provide information relevant to its analysis of all media ownership rules. The Company does not expect the FCC to act on the television/newspaper cross-ownership rule before the second quarter of 2003. The Company cannot predict the outcome of the FCC cross-ownership rulemaking proceeding.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2002 and 2001 third quarters reflect these seasonal patterns.

CONSOLIDATED

The Company’s consolidated operating results for the third quarters and first three quarters of 2002 and 2001 are shown in the table below.

	Third Quarter
(In millions, except per share data)	Actual 2002	Adjusted 2001 (1)	Actual 2001	Adjusted Change
Operating revenues	$1,340	$1,275	$1,275	+ 5%

Operating profit before restructuring charges	322	207	149	+ 56%
Restructuring charges	–	(131)	(131)	*

Operating profit	322	76	18	*

Non-operating items, net of tax	82	(88)	(88)	*

Net income (loss):
Before restructuring charges and
non-operating items	$ 155	$ 83	$ 29	+ 88%

Including restructuring charges and
non-operating items	$ 237	$ (85)	$ (139)	*

Diluted earnings (loss) per share:
Before restructuring charges and
non-operating items	$ .46	$ .24	$ .07	+ 92%

Including restructuring charges and
non-operating items	$ .71	$ (.31)	$ (.49)	*

* Not meaningful.

	Three Quarters
(In millions, except per share data)	Actual 2002	Adjusted 2001 (1)	Actual 2001	Adjusted Change
Operating revenues	$ 3,955	$ 3,935	$ 3,935	–

Operating profit before restructuring charges	917	764	590	+ 20%
Restructuring charges	(27)	(145)	(145)	- 81%

Operating profit	890	619	445	+ 44%

Non-operating items, net of tax	(8)	(83)	(83)	- 91%

Net income:
Before cumulative effect of accounting change:
Before restructuring charges and
non-operating items	$ 439	$ 325	$ 176	+ 35%

Including restructuring charges and
non-operating items	415	153	4	*
Cumulative effect of accounting change, net	(166)	–	–	*

Net income	$ 249	$ 153	$ 4	+ 63%

Diluted earnings (loss) per share:
Before cumulative effect of accounting change:
Before restructuring charges and
non-operating items	$ 1.30	$ .96	$ .50	+ 35%

Including restructuring charges and
non-operating items	1.23	.43	(.05)	*
Cumulative effect of accounting change, net	(.50)	–	–	*

Net income (loss)	$ .73	$ .43	$ (.05)	+ 70%

* Not meaningful.

(1)  Adjusted results assume the provisions of FAS No. 142 were effective Jan. 1, 2001, instead of Dec. 31, 2001. FAS 142 eliminated the amortization of goodwill and certain other intangible assets. As a result, third quarter 2001 amortization was reduced from $61.0 million to an adjusted $2.6 million and the first three quarters 2001 amortization was reduced from $180.4 million to an adjusted $7.0 million. In addition, equity losses decreased from $12.6 million to an adjusted $9.8 million in the third quarter of 2001 and decreased from $48.4 million to an adjusted $40.2 million in the first three quarters of 2001 due to the adoption of this new standard by the Company’s equity method investees. Also, due to the reduced amortization expense and equity losses, the third quarter 2001 income tax benefit decreased from $60.8 million to an adjusted $53.5 million and income tax expense for the first three quarters of 2001 increased from $68.6 million to an adjusted $101.5 million. Third quarter 2001 diluted EPS improved from a $.49 loss to an adjusted $.31 loss. Diluted EPS in the first three quarters of 2001 improved from a $.05 loss to an adjusted $.43 of income. Unless otherwise specified, the discussion below of Tribune’s third quarter and first three quarters operating results assume that the adoption of the new standard had been in effect at the beginning of 2001.

Earnings Per Share (“EPS”) – Excluding non-operating items, restructuring charges and the cumulative effect of change in accounting principle, diluted EPS rose 92% to $.46 in the 2002 third quarter and was up 35% to $1.30 in the first three quarters. The increases resulted from improvements in operating profit at publishing, broadcasting and entertainment and interactive combined with reduced interest expense, partially offset by increased equity losses. Including restructuring charges and non-operating items, diluted EPS was $.71 in the 2002 third quarter, compared with a $.31 loss in the 2001 third quarter, and $1.23 in the first three quarters of 2002, compared with $.43 in the first three quarters of 2001.

Operating Revenues and Profit – The Company’s consolidated operating revenues, EBITDA (operating profit before depreciation, amortization, equity results and non-operating items) and operating profit by business segment for the third quarter and first three quarters were as follows:

	Third Quarter			Three Quarters
(In millions)	Actual 2002	Adjusted 2001	Change	Actual 2002	Adjusted 2001	Change
Operating revenues
Publishing	$ 927	$ 906	+ 2%	$ 2,824	$ 2,861	- 1%
Broadcasting and Entertainment	393	354	+ 11%	1,073	1,031	+ 4%
Interactive	20	15	+ 32%	58	43	+ 34%

Total operating revenues	$ 1,340	$ 1,275	+ 5%	$ 3,955	$ 3,935	–

EBITDA before restructuring charges (1)
Publishing	$ 238	$ 166	+ 43%	$ 732	$ 628	+ 17%
Broadcasting and Entertainment	148	107	+ 39%	373	341	+ 9%
Interactive	5	(4)	*	9	(16)	*
Corporate expenses	(13)	(9)	+ 39%	(31)	(31)	+ 2%

Total before restructuring charges	378	260	+ 45%	1,083	922	+ 17%
Restructuring charges	–	(126)	*	(23)	(140)	- 83%

Total EBITDA	$ 378	$ 134	*	$ 1,060	$ 782	+ 35%

Operating profit (loss) before restructuring charges
Publishing	$ 195	$ 127	+ 53%	$ 606	$ 510	+ 19%
Broadcasting and Entertainment	136	95	+ 44%	339	307	+ 10%
Interactive	4	(5)	*	5	(20)	*
Corporate expenses	(13)	(10)	+ 37%	(33)	(33)	+ 1%

Total before restructuring charges	322	207	+ 56%	917	764	+ 20%
Restructuring charges	–	(131)	*	(27)	(145)	- 81%

Total operating profit	$ 322	$ 76	*	$ 890	$ 619	+ 44%

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

* Not meaningful.

Consolidated operating revenues for the third quarter of 2002 were up 5% to $1.34 billion from $1.28 billion in 2001 and for the first three quarters were flat. The increase in the third quarter of 2002 resulted from improvements in publishing, broadcasting and entertainment and interactive revenues. In the first three quarters of 2002, increases in broadcasting and entertainment and interactive revenues were partially offset by a 1% decline in publishing revenue. Excluding all acquisitions and divestitures in 2002 and 2001 (“on a comparable basis”), consolidated revenues were up 5% in the third quarter and were flat in the first three quarters.

Excluding restructuring charges, consolidated operating profit was up 56% in the 2002 third quarter and 20% in the first three quarters and EBITDA rose 45% in the third quarter and 17% in the first three quarters of 2002. Publishing operating profit, before restructuring charges, increased 53% to $195 million in the 2002 third quarter and 19% to $606 million in the first three quarters, primarily due to declines in operating expenses. Broadcasting and entertainment operating profit, before restructuring charges, was up 44% to $136 million in the third quarter of 2002 and increased 10% to $339 million in the first three quarters mainly due to a 42% and 9% increase in television operating profit in the 2002 third quarter and first three quarters, respectively. Interactive reported operating profit, before restructuring charges, of $4 million in the 2002 third quarter, compared with a $5 million operating loss in the third quarter of last year, and operating profit of $5 million in the first three quarters, compared with an operating loss of $20 million in the 2001 first three quarters, mainly due to increased classified revenues and continued cost controls. On a comparable basis, consolidated operating profit, before restructuring charges, was up 54%, or $112 million, in the third quarter and 19%, or $143 million, in the first three quarters, and EBITDA rose 44%, or $115 million, in the third quarter and 16%, or $149 million, in the first three quarters.

Operating Expenses – Consolidated operating expenses for the third quarter and first three quarters were as follows:

	Third Quarter			Three Quarters
(In millions)	Actual 2002	Adjusted 2001	Change	Actual 2002	Adjusted 2001	Change
Cost of sales	$ 650	$ 698	- 7%	$1,924	$2,033	- 5%
Selling, general & administrative	313	318	- 1%	948	981	- 3%
Depreciation and amortization	55	52	+ 6%	166	158	+ 4%

Operating expenses before
restructuring charges	1,018	1,068	- 5%	3,038	3,172	- 4%
Restructuring charges	–	131	*	27	145	- 81%

Total operating expenses	$1,018	$1,199	- 15%	$3,065	$3,317	- 8%

* Not meaningful.

Cost of sales decreased 7%, or $48 million, in the 2002 third quarter and 5%, or $109 million, in the first three quarters. On a comparable basis, cost of sales decreased 7%, or $50 million, in the third quarter and 6%, or $112 million, in the first three quarters, primarily due to lower newsprint and compensation expenses. Newsprint and ink expense, on a comparable basis, decreased 26%, or $35 million, in the third quarter and 26%, or $109 million, in the first three quarters as the average newsprint cost per ton decreased 25% and consumption declined 4% in both periods. On a comparable basis, compensation expense declined 5%, or $13 million, in the third quarter and 4%, or $32 million, in the first three quarters, primarily due to the voluntary retirement program initiated in 2001, outsourcing of certain circulation operations in Los Angeles and other reductions in force. The outsourcing of certain newspaper circulation functions and the mailing costs associated with a total market coverage product in Los Angeles increased other expenses included in cost of sales by $8 million and $25 million in the third quarter and first three quarters of 2002, respectively. Broadcast rights amortization, on a comparable basis, was flat in the 2002 third quarter compared to 2001 and increased 3%, or $7 million, in the first three quarters, primarily related to the fall 2001 launch of “Everybody Loves Raymond,” partially offset by the absence of Dodgers baseball at KTLA in Los Angeles.

Selling, general and administrative expenses (“SG&A”) were down 1%, or $5 million, in the 2002 third quarter and 3%, or $33 million, in the first three quarters. On a comparable basis, SG&A expenses fell 2%, or $6 million, in the third quarter and 4%, or $37 million, in the first three quarters largely due to continued cost control initiatives.

As discussed in Note 15 to the consolidated financial statements in the Company’s 2001 Annual Report on Form 10-K, the Company’s net pension credit, before a charge in 2001 related to the voluntary retirement program, is expected to decline by approximately $30 million in 2002. Third quarter and first three quarters 2002 net pension credit was $14 million and $40 million, respectively, compared to $20 million and $60 million in the third quarter and first three quarters of 2001. Net pension credit is a component of compensation expense and is allocated between cost of sales and SG&A.

The Company recorded pretax restructuring charges of $27.3 million in the first quarter of 2002 and $130.7 million and $145.0 million in the third quarter and first three quarters of 2001, respectively (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

PUBLISHING

Operating Revenues and Profit – The following table presents publishing operating revenues, EBITDA and operating profit for the third quarter and first three quarters.

	Third Quarter			Three Quarters
(In millions)	Actual 2002	Adjusted 2001	Change	Actual 2002	Adjusted 2001	Change
Operating revenues	$ 927	$ 906	+ 2%	$ 2,824	$ 2,861	- 1%

EBITDA before restructuring charges	$ 238	$ 166	+ 43%	$ 732	$ 628	+ 17%
Restructuring charges	–	(119)	*	(22)	(132)	- 84%

EBITDA	$ 238	$ 47	*	$ 710	$ 496	+ 43%

Operating profit before restructuring charges	$ 195	$ 127	+ 53%	$ 606	$ 510	+ 19%
Restructuring charges	–	(122)	*	(24)	(136)	- 82%

Operating profit	$ 195	$ 5	*	$ 582	$ 374	+ 56%

* Not meaningful.

Publishing operating revenues for the 2002 third quarter were up 2%, or $21 million, and were down 1%, or $37 million, for the first three quarters of 2002 as compared to 2001. Total advertising revenues were up 3%, or $18 million, and down 2%, or $53 million, for the third quarter and first three quarters of 2002, respectively. Excluding the acquisitions of the Virginia Gazette (Feb. 2001), TV Data (May 2001) and Chicago magazine (July 2002) (“on a comparable basis”), publishing operating revenues were up 2%, or $17 million, for the quarter and were down 2%, or $48 million, for the first three quarters of 2002. Publishing increased its third quarter 2002 EBITDA margin from third quarter 2001 by 7 percentage points due to higher revenues and lower expenses, primarily newsprint and ink. EBITDA margins improved in the top three markets with Los Angeles up 11 percentage points, New York up 9 percentage points, and Chicago up 6 percentage points.

Publishing operating profit, before restructuring charges, for the 2002 third quarter was up 53% to $195 million, compared with $127 million in 2001 and rose 19%, or $96 million, in the first three quarters. On a comparable basis, operating profit, before restructuring charges, increased 53%, or $67 million, for the third quarter and was up 18%, or $92 million, for the first three quarters of 2002. Increases in publishing operating profit were mainly a result of a 6% decline in total operating expenses for both the third quarter and first three quarters of 2002, primarily due to lower newsprint expense.

Publishing operating revenues, by classification, for the third quarter and first three quarters were as follows:

	Third Quarter			Three Quarters
(In millions)	2002	2001	Change	2002	2001	Change
Advertising:
Retail	$ 293	$ 275	+ 7%	$ 889	$ 872	+ 2%
National	158	150	+ 5%	504	500	+ 1%
Classified	249	257	- 3%	750	824	- 9%

Total advertising	700	682	+ 3%	2,143	2,196	- 2%
Circulation	166	164	+ 1%	501	495	+ 1%
Other	61	60	+ 1%	180	170	+ 6%

Total revenues	$ 927	$ 906	+ 2%	$2,824	$2,861	- 1%

Total advertising revenues increased 3% in the 2002 third quarter and declined 2% for the first three quarters. Retail advertising was up 7%, or $18 million, and 2%, or $17 million, in the 2002 third quarter and in the first three quarters, respectively. Preprint revenues, which were the primary contributor to retail advertising growth, were 15% higher in the 2002 third quarter and 10% higher for the first three quarters. Categories showing increases in the third quarter of 2002 included department stores, electronics, home furnishings and food stores. National advertising revenue for the third quarter and first three quarters of 2002 rose by 5%, or $8 million, and 1%, or $4 million, respectively. Improvements in the third quarter of 2002 were primarily due to an increase in the high tech, especially wireless, and entertainment categories, which were partially offset by a decrease in the financial category. Classified advertising revenues declined 3%, or $8 million, in the 2002 third quarter and were down 9%, or $74 million, in the first three quarters. The decreases were due to a 20% and 29% decline in help wanted advertising in the third quarter and first three quarters, respectively, partially offset by higher auto and real estate advertising.

Advertising linage for the third quarter and first three quarters was as follows:

	Third Quarter			Three Quarters
(Inches in thousands)	2002	2001	Change	2002	2001	Change
Full run:
Retail	1,436	1,468	- 2%	4,409	4,663	- 5%
National	774	768	+ 1%	2,434	2,473	- 2%
Classified	2,614	2,657	- 2%	7,746	8,028	- 4%

Total full run	4,824	4,893	- 1%	14,589	15,164	- 4%
Part run	4,739	4,542	+ 4%	14,062	13,770	+ 2%

Total inches	9,563	9,435	+ 1%	28,651	28,934	- 1%

Preprint pieces (in millions)	2,713	2,466	+ 10%	8,194	7,624	+ 7%

Full run advertising linage decreased 1% in the 2002 third quarter and 4% in the first three quarters, largely due to a drop in retail and classified advertising in both the third quarter and first three quarters. Retail linage fell 2% and 5% for the quarter and first three quarters, respectively, mainly due to declines at Fort Lauderdale, Newport News and Baltimore, partially offset by improvements at Chicago. Full run classified advertising linage was down 2% for the quarter and 4% for the first three quarters of 2002. The decline for the quarter was due to decreases at Los Angeles, New York and Newport News. Classified advertising linage was down for the first three quarters as a result of declines at Los Angeles, Chicago, New York and Newport News. Full run national advertising linage was up 1% in the 2002 third quarter and declined 2% in the first three quarters. National advertising linage was up for the quarter due to increases at Los Angeles, Hartford and New York, partially offset by declines at Chicago and Fort Lauderdale. The decline in national advertising for the first three quarters of 2002 was due to decreases at Orlando, Baltimore, Los Angeles and Chicago, partially offset by an increase at Hartford. Part run advertising linage was up 4% in the 2002 third quarter and 2% in the first three quarters as declines at Chicago and Baltimore were more than offset by increases in Los Angeles and Fort Lauderdale. Preprint advertising pieces rose 10% and 7% in the 2002 third quarter and first three quarters, respectively, primarily due to increases in Chicago, Los Angeles, New York, Ft. Lauderdale and Hartford.

Circulation revenues were up 1% in both the 2002 third quarter and the first three quarters, primarily due to home delivery price increases in Los Angeles. Total average daily circulation was down 2% to 3,313,000 copies in the 2002 third quarter and was down 2% to 3,391,000 copies in the first three quarters. Total average Sunday circulation declined 2% to 4,805,000 copies and was flat at 4,868,000 for the 2002 third quarter and first three quarters, respectively.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues increased 1% in the 2002 third quarter and 6% in the first three quarters mainly due to acquisitions. On a comparable basis, other revenues were flat in the 2002 third quarter and increased 1%, or $1 million, in the first three quarters compared with 2001.

Operating Expenses – Publishing operating expenses, excluding restructuring charges, decreased 6%, or $48 million, for the 2002 third quarter and 6%, or $134 million, in the first three quarters. On a comparable basis, operating expenses declined 6%, or $50 million, for the third quarter and 6%, or $141 million, for the first three quarters, primarily due to decreases in newsprint, compensation and other cash expenses. On a comparable basis, newsprint and ink expense was down 26%, or $35 million, and 26%, or $109 million, for the third quarter and first three quarters, respectively, as the average newsprint cost per ton decreased 25% in the third quarter and first three quarters while consumption declined 4% for both the third quarter and first three quarters of 2002. On a comparable basis, compensation expense declined 4%, or $12 million, for the quarter and fell 3%, or $29 million, for the first three quarters of 2002 due to the voluntary retirement program, outsourcing of certain circulation operations in Los Angeles and other reductions in force, partially offset by a lower pension credit. On a comparable basis, other cash expenses fell 2%, or $6 million, in the third quarter of 2002 and declined 1%, or $10 million, for the first three quarters. Other cash expenses decreased in the 2002 third quarter and first three quarters due to continued cost controls, partially offset by the outsourcing of certain circulation functions and the mailing costs associated with a total market coverage product in Los Angeles. Publishing reported restructuring charges of $24.8 million in the first quarter of 2002 and $122.5 million and $135.9 million in the third quarter and first three quarters of 2001, respectively (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit – The following table presents operating revenues, EBITDA and operating profit for television and radio/entertainment for the third quarter and first three quarters. Entertainment includes Tribune Entertainment and the Chicago Cubs.

	Third Quarter			Three Quarters
(In millions)	Actual 2002	Adjusted 2001	Change	Actual 2002	Adjusted 2001	Change
Operating revenues
Television	$ 310	$ 274	+ 13%	$ 882	$ 851	+ 4%
Radio/Entertainment	83	80	+ 5%	191	180	+ 6%

Total operating revenues	$ 393	$ 354	+ 11%	$ 1,073	$ 1,031	+ 4%

EBITDA before restructuring charges
Television	$ 132	$ 97	+ 37%	$ 351	$ 327	+ 8%
Radio/Entertainment	16	10	+ 59%	22	14	+ 50%

EBITDA before restructuring charges	148	107	+ 39%	373	341	+ 9%
Restructuring charges	–	(4)	*	(1)	(4)	- 78%

Total EBITDA	$ 148	$ 103	+ 44%	$ 372	$ 337	+ 10%

Operating profit before restructuring charges
Television	$ 122	$ 86	+ 42%	$ 322	$ 296	+ 9%
Radio/Entertainment	14	9	+ 64%	17	11	+ 57%

Operating profit before restructuring charges	136	95	+ 44%	339	307	+ 10%
Restructuring charges	–	(4)	*	(1)	(4)	- 75%

Total operating profit	$ 136	$ 91	+ 51%	$ 338	$ 303	+ 12%

* Not meaningful.

Broadcasting and entertainment operating revenues rose by 11%, or $39 million, for the 2002 third quarter and increased by 4%, or $42 million, for the first three quarters. The increase for the quarter and for the first three quarters was mainly due to a $36 million and $31 million increase in television revenue, respectively. Television revenues were up due to higher advertising revenues, partially offset by lower cable royalties. Excluding the acquisitions of WGN Cable’s distribution entity (April 2001), WTXX-Hartford (August 2001) and WTTV-Indianapolis (July 2002) (“on a comparable basis”), television revenues rose 12%, or $32 million, for the third quarter and 2%, or $20 million, for the first three quarters of 2002.

Operating profit, before restructuring charges, for broadcasting and entertainment was up 44%, or $41 million, and 10%, or $32 million, for the 2002 third quarter and first three quarters, respectively. The increases were mainly due to television operating profit, which increased 42%, or $36 million, in the third quarter and 9%, or $26 million, in the first three quarters. Higher profits for the quarter and for the first three quarters was due to an increase in advertising revenues, partly offset by lower copyright royalties. On a comparable basis, before restructuring charges, television operating profit was up 40%, or $34 million, for the third quarter and 7%, or $20 million, for the first three quarters of 2002.

Operating Expenses – Broadcasting and entertainment operating expenses, excluding restructuring charges, decreased 1%, or $2 million, in the 2002 third quarter and increased 1%, or $10 million, for the first three quarters. On a comparable basis, before restructuring charges, broadcasting and entertainment operating expenses were down 2%, or $5 million for the quarter, and were up 1%, or $5 million, for the first three quarters of 2002. Broadcast rights amortization, on a comparable basis, was flat in the 2002 third quarter compared to 2001 and increased 3%, or $7 million, in the first three quarters, primarily related to the fall 2001 launch of “Everybody Loves Raymond,” partially offset by the absence of Dodgers baseball at KTLA in Los

Angeles. On a comparable basis, compensation expense was up 1%, or $1 million, and 2%, or $6 million, for the 2002 third quarter and first three quarters, respectively. Other cash expenses, on a comparable basis, decreased 9%, or $6 million, for the third quarter and 5%, or $8 million, for the first three quarters of 2002, due to cost control initiatives. Broadcasting and entertainment reported restructuring charges of $1.1 million in the first quarter of 2002 and $4.2 million and $4.4 million in the third quarter and first three quarters of 2001, respectively (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

INTERACTIVE

Operating Revenues and Profit – The following table presents interactive operating revenues, EBITDA and operating profit (loss) for the third quarter and first three quarters:

	Third Quarter			Three Quarters
(In millions)	Actual 2002	Adjusted 2001	Change	Actual 2002	Adjusted 2001	Change
Operating revenues	$ 20.0	$ 15.1	+ 32%	$ 57.7	$ 43.2	+ 34%

EBITDA before restructuring charges	$ 4.9	$ (4.1)	*	$ 8.9	$ (16.3)	*
Restructuring charges	–	(1.6)	*	(0.2)	(1.9)	- 91%

EBITDA	$ 4.9	$ (5.7)	*	$ 8.7	$ (18.2)	*

Operating profit (loss) before
restructuring charges	$ 3.5	$ (5.4)	*	$ 4.7	$ (20.3)	*
Restructuring charges	–	(2.6)	*	(0.2)	(2.9)	- 94%

Operating profit (loss)	$ 3.5	$ (8.0)	*	$ 4.5	$ (23.2)	*

* Not meaningful.

Interactive’s operating revenues increased 32%, or $5 million, in the 2002 third quarter and 34%, or $14 million, in the first three quarters. Revenue improvements for both the 2002 third quarter and first three quarters were due primarily to higher classified revenues. Classified revenues were up in the third quarter due to a 31% increase in recruitment, 30% increase in auto and 37% increase in real estate. Classified revenues were up in the first three quarters due to a 37% increase in recruitment, 31% increase in auto and 36% increase in real estate.

Interactive reported operating profit, before restructuring charges, of $4 million for the 2002 third quarter and $5 million for the first three quarters. The improvements over prior year results were due to higher revenues and lower compensation and promotion costs.

Operating Expenses – Interactive operating expenses, excluding restructuring charges, were down 20%, or $4 million, for the 2002 third quarter and 17%, or $11 million, for the first three quarters, mainly due to declines in compensation and promotional expenses. Compensation expense was down 17%, or $2 million, for the third quarter and 18%, or $6 million, for the first three quarters. Promotional expenses decreased 63%, or $1 million, during the third quarter of 2002 and decreased 22%, or $2 million, for the first three quarters of the year. Interactive reported restructuring charges of $0.2 million in the first quarter of 2002 and $2.6 million and $2.9 million in the third quarter and first three quarters of 2001, respectively (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

CORPORATE EXPENSES

Corporate expenses, excluding restructuring charges, increased 37%, or $3 million, during the 2002 third quarter and increased 1%, or $0.3 million, during the first three quarters. The increase for the quarter and for the first three quarters was mainly due to higher compensation expense resulting from the planned restoration of management bonuses. Corporate reported restructuring charges of $1.2 million in the first quarter of 2002 and $1.4 million and $1.8 million in the third quarter and first three quarters of 2001, respectively (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

EQUITY RESULTS

Net loss on equity investments totaled $28 million in the 2002 third quarter compared with an adjusted $10 million in 2001. Equity losses for the 2002 first three quarters were $52 million, up $12 million from 2001 comparable results. The higher losses reflect the Company’s $18 million share of CareerBuilder’s one-time tax charge resulting from its conversion to a Limited Liability Company in September 2002. This conversion from a standard “C Corporation” will generate cash tax savings for the Company in the future. Equity losses for the first three quarters also included the Company’s $7.5 million share of a nonrecurring charge at CareerBuilder, primarily due to staff reductions and asset write-downs.

On Oct. 2, 2002, Gannett Co., Inc. acquired a one-third interest in CareerBuilder, joining Knight-Ridder, Inc. and the Company as an equal owner.

INTEREST AND INCOME TAXES

Interest expense for the 2002 third quarter decreased 17% to $52 million and for the first three quarters declined 17% to $161 million due to lower outstanding debt and interest rates. Interest income for the 2002 third quarter rose 4% to $2 million and for the first three quarters increased 4% to $6 million.

The effective tax rate, excluding restructuring charges and non-operating items, was 36.5% for the third quarter of 2002 compared with a rate of 39.4% for the third quarter of 2001 and a rate of 39% in the first half of 2002. The effective income tax rate in the third quarter of 2002 was lower due to a state income tax liability reduction of $6.0 million, net of federal taxes, as a result of favorably resolving certain state income tax issues. The Company also recorded in the third quarter of 2002 a net $3 million state income tax liability reduction related to non-operating items. The effective tax rate, excluding restructuring charges and non-operating items, was 38.2% for the first three quarters of 2002 compared with a rate of 39.4% for the first three quarters of 2001.

The Company expects the Internal Revenue Service (“IRS”) to complete its audits of Tribune Company’s 1997, 1998 and 1999 tax returns within the next 120 days. The resolution of these tax audits could result in a tax liability that is significantly lower than that which has been provided by the Company.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by operations in the first three quarters of 2002 was $673 million, up from $517 million in 2001. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and stock.

Net cash used for investments totaled $176 million in the first three quarters of 2002. The Company spent $116 million for capital expenditures and $59 million for acquisitions and investments. The Company received $14 million from sales of investments.

Net cash used for financing activities in the 2002 first three quarters was $510 million and included repayments of long-term debt, payments of dividends and purchases of treasury stock, partially offset by sales of stock to employees. In the first three quarters of 2002, the Company repurchased approximately 767,000 shares of its common stock for $29 million primarily related to Employee Stock Ownership Plan withdrawals. At Sept. 29, 2002, the Company had authorization to repurchase an additional $1.7 billion of its common stock. The Company repaid $478 million of long-term debt during the first three quarters of 2002. Quarterly dividends on the Company’s common stock remained flat at $.11 per share in 2002.

The Company has revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.25 billion. As of Sept. 29, 2002, no amounts were borrowed under these credit agreements.

The Company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. The Company’s commercial paper is rated “A-1” and “F-2” by Standard & Poor’s and Fitch, Inc., (“Fitch”), respectively. The Company’s senior unsecured long-term debt was rated “A” by Standard & Poor’s and “A-” by Fitch. On August 15, 2002, Moody’s Investors Services (“Moody’s”) downgraded the senior unsecured long-term debt rating of the Company from A2 to A3 and its subordinated debt rating from A3 to Baa1. In addition, Moody’s lowered the Company’s commercial paper rating from P-1 to P-2. After the downgrade, Moody’s indicated that the Company’s debt ratings outlook is stable.

During 1998, The Times Mirror Company (“Times Mirror”), which was acquired by Tribune in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the IRS has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the IRS proposed an adjustment to increase 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of Sept. 29, 2002, the interest on the proposed taxes would be approximately $205 million. During the third quarter of 2002, the IRS notified the Company that its previously proposed 20% penalty will not be asserted with respect to these transactions. The IRS also notified the Company of its intent to litigate these issues. The Company intends to vigorously defend its position and file a petition in U.S. Tax Court in early November 2002 to contest the IRS position. A tax reserve of $180 million, plus interest, relating to these transactions is included in “compensation and other obligations” on the unaudited condensed consolidated balance sheet. The resolution of these issues is unpredictable and could result in a tax liability that is significantly higher or lower than that which has been provided by the Company.

OUTLOOK

Revenues for the full year 2002 are expected to be up slightly and will continue to be affected by many factors, including changes in national and local economic conditions, consumer confidence, job creation and unemployment rates. For the full year 2002, the Company expects about a 4% reduction in total operating expenses, excluding depreciation, amortization of intangible assets and restructuring charges. Expenses are expected to continue to benefit from lower newsprint prices and various cost control initiatives already in place, including savings related to the implementation of the Company’s previously announced restructuring programs. Based upon these assumptions and excluding restructuring charges, EBITDA in 2002 is expected to increase in the range of 18% due to the impact of lower overall expenses and slightly higher revenues.

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

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			Sept. 29, 2002	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Common stock
investments in
public companies	$37	$42	$48	$53 (1)	$58	$64	$69

(1)	Includes approximately 3.8 million shares of AOL Time Warner common stock valued at $47 million. Excludes 16.0 million shares of AOL Time Warner common stock related to the Company’s PHONES. See discussion below.

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

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. At Sept. 29, 2002, the PHONES carrying value was approximately $473.6 million. Since the issuance of the PHONES in April 1999, quarterly changes in the fair value of the derivative component of the PHONES have partially offset changes in the fair value of the related AOL Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related AOL Time Warner shares.

The following analysis presents the hypothetical change in the fair value of the Company’s 16.0 million shares of AOL Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			Sept. 29, 2002	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

AOL Time Warner common stock	$136	$155	$175	$194	$213	$233	$252

During the last 12 quarters, market price movements have caused the fair value of the Company’s 16.0 million shares in AOL Time Warner common stock to change by 10% or more in 11 of the quarters, by 20% or more in seven of the quarters and by 30% or more in five of the quarters.

ITEM 4.   CONTROLS AND PROCEDURES.

Within the 90 days prior to the date of this report, the Company’s management, including the Chairman and Chief Executive Officer and Senior Vice President of Finance and Administration (Chief Financial Officer), carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s Chairman and Chief Executive Officer and Senior Vice President of Finance and Administration (Chief Financial Officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company’s management carried out its evaluation.

PART II.   OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information contained in Note 9 to the unaudited condensed consolidated financial statements in Part I, Item 1 hereof is incorporated herein by reference.

ITEM 5.   OTHER INFORMATION.

The computation of the ratios of earnings to fixed charges, filed herewith as Exhibit 12, is incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

12 - Computation of ratios of earnings to fixed charges.

(b)	Reports on Form 8-K.

During the quarter ended Sept. 29, 2002, the Company filed a Form 8-K Current Report dated August 9, 2002, pursuant to Item 7 and Item 9, and a Form 8-K Current Report dated August 15, 2002, pursuant to Item 9. No financial statements were filed as part of the reports.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

TRIBUNE COMPANY (Registrant)
Date: November 1, 2002	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)

Form 10-Q Certification

I, John W. Madigan, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tribune Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002	/s/ John W. Madigan John W. Madigan Chairman and Chief Executive Officer

Form 10-Q Certification

I, Donald C. Grenesko, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tribune Company;

2.	Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.	Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4.	The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a)	designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b)	evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c)	presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.	The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a)	all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weakness in internal controls; and

b)	any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6.	The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 1, 2002	/s/ Donald C. Grenesko Donald C. Grenesko Senior Vice President of Finance and Administration