Form 10-K
period 2002-12-29
TRIBUNE CO
filed 2003-03-12
CIK 726513

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 29, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes X    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [    ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes X     No ☐

        Aggregate market value of the Company's voting and non-voting common equity held by non-affiliates on June 28, 2002, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $9,496,000,000.

        At February 28, 2003, there were 307,444,250 shares outstanding of the Company's Common Stock
($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the Company
(See Note 16 to the Company's Consolidated Financial Statements).

        The following document is incorporated by reference, in part:

        Definitive Proxy Statement for the May 6, 2003 Annual Meeting of Shareholders (Part III, to the extent described therein).

PART I

ITEM 1. BUSINESS.

        Tribune Company ("Tribune" or the "Company") is a media and entertainment company. Through its subsidiaries, the Company is engaged in newspaper publishing, television and radio broadcasting and entertainment, and the development and distribution of information and entertainment through the Internet. The Company was founded in 1847 and incorporated in Illinois in 1861. As a result of a corporate restructuring in 1968, the Company became a holding company incorporated in Delaware. References in this report to "the Company" include Tribune Company and its subsidiaries, unless the context otherwise indicates. The information in this Item 1 should be read in conjunction with the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain prior year amounts have been reclassified to conform with the 2002 presentation. These reclassifications had no impact on reported prior year total revenues, operating profit or net income.

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

Recent Developments

        On Dec. 30, 2002, the Company agreed to acquire the stock of KPLR-TV, St. Louis, and the assets of KWBP-TV, Portland, Oregon, from ACME Communications for a total of $275 million. The Company will acquire the stock of KPLR-TV for $200 million in cash. The acquisition of the assets of KWBP-TV will be structured as a like-kind asset exchange for income tax purposes. It will be funded with the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM), which have an estimated fair market value of $55 million plus $20 million in cash. The Company expects the acquisitions of KPLR-TV and KWBP-TV to close late in the first quarter of 2003, pending regulatory approval.

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

        Tribune completed the second step of the acquisition on June 12, 2000, following Tribune and Times Mirror shareholder approvals, through a merger of Times Mirror into Tribune. In the merger, each remaining Times Mirror common share was converted, at the election of the shareholder, into 2.5 shares of Tribune common stock or, to the extent available, $95 in cash. This transaction was accounted for as a step acquisition purchase. Tribune has consolidated Times Mirror's results since the cash tender offer closed on April 17, 2000. Consolidated results of operations include 39.4% of Times Mirror's operating results for the period April 17 through June 11, 2000 and 100% thereafter. Minority interest expense of $16 million, net of tax, was recorded for the remaining 60.6% of Times Mirror that Tribune did not own during the period of April 17 through June 11, 2000. The total acquisition cost of $8.3 billion was allocated to the assets acquired and liabilities assumed based on their respective fair values. A total of $5.9 billion, representing the excess of acquisition cost over the fair value of Times Mirror's net tangible assets, was allocated to intangible assets. In addition, three former Times Mirror subsidiaries, Jeppesen, Times Mirror Magazines and AchieveGlobal, were sold by the Company in the fourth quarter of 2000. See Note 2 to the Company's consolidated financial statements in Item 8 for further discussion.

        On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies for approximately $686 million, including a related tax benefit of $22 million. The Company received $642 million in cash in the third quarter of 2000, and the remaining proceeds were received in January 2001. In the second quarter of 2000, Tribune recorded a one-time, after-tax loss on the sale of approximately $96 million. The information in this Form 10-K reflects the education segment as a discontinued operation. See Note 4 to the Company's consolidated financial statements in Item 8 for further discussion.

Business Segments

        The Company's operations are divided into three industry segments: publishing, broadcasting and entertainment and interactive. These segments operate primarily in the United States. In addition, certain administrative activities are reported and included under corporate. These segments reflect the way the Company sells its products to the marketplace and the way in which it manages operations and makes business decisions.

        The following table sets forth operating revenues and profit information for each segment of the Company (in thousands). Information pertaining to 2001 and 2000 does not reflect the non-amortization provisions of Financial Accounting Standard ("FAS") No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. See Item 7 for further discussion of the effects of FAS 142.

	Fiscal Year Ended December
	2002	2001	2000(1)
Operating revenues:
Publishing	$3,863,779	$3,843,949	$3,443,495
Broadcasting and Entertainment	1,443,950	1,349,935	1,465,553
Interactive	76,699	59,482	41,782

Total operating revenues	$5,384,428	$5,253,366	$4,950,830

Operating profit (loss) before restructuring charges:(2)
Publishing	$848,283	$542,942	$700,932
Broadcasting and Entertainment	470,138	333,265	449,057
Interactive	3,134	(32,338)	(52,606)
Corporate Expenses	(45,770)	(41,640)	(64,372)

Total operating profit before restructuring charges	$1,275,785	$802,229	$1,033,011

Operating profit (loss) including restructuring charges:(2)
Publishing	$823,523	$402,533	$700,932
Broadcasting and Entertainment	469,051	326,698	449,057
Interactive	2,971	(35,260)	(52,606)
Corporate Expenses	(47,013)	(43,634)	(64,372)

Total operating profit	$1,248,532	$650,337	$1,033,011

(1)
Operating results for the former Times Mirror publishing and interactive operations are included beginning on April 17, 2000.

(2)
Operating profit for each segment excludes interest income and expense, equity earnings and losses, non-operating items and income taxes. Operating profit before restructuring charges is a key metric used by the Company's chief operating decision maker, as defined by Financial Accounting Standard No. 131, "Segment Reporting," to make decisions about resources to be allocated to a segment and assess its performance.

        The following table sets forth asset information for each industry segment (in thousands):

	Fiscal Year Ended December
	2002	2001	2000
Assets:
Publishing	$8,106,849	$8,225,041	$8,645,511
Broadcasting and Entertainment	4,163,348	4,107,599	3,870,720
Interactive	221,181	280,317	312,446
Corporate(1)	1,586,950	1,871,910	1,840,035

Total assets	$14,078,328	$14,484,867	$14,668,712

(1)
Corporate assets include cash and cash equivalents, marketable securities and other investments.

        The Company's results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Fiscal years 2002 and 2001 comprised 52 weeks. Fiscal year 2000 comprised 53 weeks. The effect of the additional week in 2000 on the comparative financial statements taken as a whole is not significant.

Publishing

        The publishing segment represented 72% of the Company's consolidated operating revenues in 2002. The combined average circulation of the Company's daily newspapers for the six months ended Sept. 30, 2002 was approximately 3.4 million daily copies and 4.8 million Sunday copies. The Company's primary newspapers are Los Angeles Times, Chicago Tribune and Newsday, which includes Hoy, a Spanish-language daily newspaper serving the New York metropolitan area. Other daily newspapers include South Florida Sun-Sentinel, Orlando Sentinel, The Baltimore Sun, The Hartford Courant, The Morning Call, Daily Press, The Advocate and Greenwich Time. The Company also owns an entertainment listings, newspaper syndication and media marketing company, a Chicago-area cable television news channel and other publishing-related businesses.

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

	Fiscal Year Ended December
	2002	2001	2000(1)
Revenues:
Los Angeles Times	$1,087,349	$1,075,029	$833,657
Chicago Tribune	745,329	750,147	869,996
Newsday	601,691	588,527	456,437
South Florida Sun-Sentinel	338,294	333,178	347,189
Orlando Sentinel	254,496	259,541	279,522
The Baltimore Sun	296,873	310,844	244,488
Other newspapers	539,747	526,683	412,206

Total publishing revenues	$3,863,779	$3,843,949	$3,443,495

(1)
Revenues for the former Times Mirror newspapers are included beginning on April 17, 2000.

        The following table provides a breakdown of operating revenues for the publishing segment for the last three years (in thousands):

	Fiscal Year Ended December
	2002	2001	2000(1)
Advertising:
Retail	$1,269,188	$1,230,608	$1,115,404
National	719,373	688,771	604,678
Classified	959,838	1,027,939	1,017,632

Total advertising	2,948,399	2,947,318	2,737,714
Circulation	669,471	662,377	531,265
Other(2)	245,909	234,254	174,516

Total	$3,863,779	$3,843,949	$3,443,495

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

        The following table sets forth information concerning the Company's advertising volume for its daily newspapers (in thousands):

	Fiscal Year Ended December
	2002	2001	2000(1)
Full run inches:
Los Angeles Times	2,587	2,677	3,097
Chicago Tribune	2,191	2,169	2,487
Newsday	1,588	1,683	1,731
Other daily newspapers	13,514	13,905	15,105

Total full run inches	19,880	20,434	22,420

Part run inches:
Los Angeles Times	5,687	5,201	6,036
Chicago Tribune	5,475	5,545	5,546
Newsday	1,711	1,650	1,775
Other daily newspapers	6,056	6,033	5,954

Total part run inches	18,929	18,429	19,311

Total advertising inches:
Full run:
Retail	6,258	6,580	7,161
National	3,581	3,509	4,079
Classified	10,041	10,345	11,180

Total full run	19,880	20,434	22,420
Part run	18,929	18,429	19,311

Total	38,809	38,863	41,731

Preprint pieces:
Los Angeles Times	2,757,925	2,432,938	2,800,800
Chicago Tribune	3,138,907	2,718,692	2,941,339
Newsday	2,823,513	2,713,323	2,284,529
Other daily newspapers	3,700,712	3,433,500	3,505,340

Total	12,421,057	11,298,453	11,532,008

(1)
Advertising volume for the former Times Mirror newspapers is included for the full twelve months.

        The following table sets forth information concerning the Company's circulation for its daily newspapers (in thousands):

	Average Circulation for the Six Months Ended September 30
	Daily(1)			Sunday(1)
	2002	2001	2000(2)	2002	2001	2000(2)
Los Angeles Times(3)	966	973	1,023	1,377	1,369	1,380
Chicago Tribune(3)	609	615	622	1,012	1,011	1,009
Newsday	579	577	577	677	676	675
South Florida Sun-Sentinel	232	236	238	338	344	350
Orlando Sentinel	248	250	253	366	369	374
The Baltimore Sun(3)	285	292	317	466	474	473
Other daily newspapers	449	459	464	611	624	632

Total	3,368	3,402	3,494	4,847	4,867	4,893

(1)
Circulation data based on Audit Bureau of Circulation ("ABC") averages for the six-month periods ended September 30.

(2)
Circulation data is included for the former Times Mirror newspapers for the six-month periods ended September 30 in 2000 although the Company did not complete the Times Mirror acquisition until June 12, 2000.

(3)
Recognizing that advertiser and consumer demand for products and services varies by day of the week, Los Angeles, Chicago and Baltimore separate daily into two parts to provide better audience measures for advertisers. The Los Angeles Times' Thursday through Saturday ABC circulation averages for 2002, 2001 and 2000 were 1,006, 1,002 and 1,001, respectively. The Chicago Tribune's Wednesday through Friday ABC circulation averages for 2002, 2001 and 2000 were 679, 676 and 663, respectively. The Baltimore Sun's Wednesday through Friday ABC circulation averages for 2002, 2001 and 2000 were 300, 306 and 320, respectively.

        Each of the Company's newspapers operates independently to most effectively meet the needs of the area it serves. Local management establishes editorial policies. The Company coordinates certain aspects of operations and resources in order to provide greater operating efficiency and economies of scale.

        The Company's newspapers compete for readership and advertising with other metropolitan, suburban and national newspapers, and also with television, radio, Internet services and other media. Competition for newspaper advertising is based upon circulation levels, readership demographics, price, service and advertiser results, while competition for circulation is based upon the content of the newspaper, service and price.

        The Chicago Tribune, South Florida Sun-Sentinel, Orlando Sentinel, Daily Press, The Morning Call, The Advocate and Greenwich Time are printed in Company-owned production facilities. The Los Angeles Times, Newsday, The Baltimore Sun and The Hartford Courant are printed on Company-owned presses in production facilities leased from an affiliate (see Note 8 to the Company's consolidated financial statements in Item 8). The principal raw material is newsprint. In 2002, the Company's newspapers consumed approximately 940,000 metric tons of newsprint. Average newsprint prices decreased 23% in 2002 from 2001. Average newsprint prices increased 3% and 5% in 2001 and 2000, respectively.

        The Company is party to a contract with Abitibi Consolidated Inc., expiring in 2007, to supply newsprint based on market prices. Under the contract, the Company purchased 424,000 metric tons of newsprint in 2002, representing 48% of the Company's newspapers' newsprint supply. The Company has agreed to purchase 450,000 metric tons each year from 2003 to 2007, subject to certain limitations, at prevailing market prices at the time of purchase.

Los Angeles Times

        The Los Angeles Times has been published continuously since 1881. The newspaper has won 27 Pulitzer Prizes, including two in 2002. It is published every morning and is one of the largest metropolitan newspapers in the United States in circulation. The Los Angeles market ranks second in the nation in terms of households. In its primary circulation areas of Los Angeles, Orange, Ventura, San Bernardino and Riverside counties, The Times competes for advertising and circulation with 16 local daily newspapers, with its largest competitor having approximately 301,000 total average daily circulation, and three daily national newspapers. For the six-month period ended September 2002, The Times ranked 4th and 2nd in the country for average daily and Sunday circulation, respectively, according to ABC. Approximately 77% and 81% of the paper's daily and Sunday circulation, respectively, was home delivered in 2002, with the remainder sold at newsstands and vending boxes.

        In addition to the daily edition covering the Los Angeles metropolitan area, The Times publishes daily Orange County, San Fernando Valley and Ventura County editions. Daily and semi-weekly community newspapers are inserted into the paper in selected geographic areas to provide targeted local news coverage. The Times also publishes a daily national edition that is distributed primarily in Northern California, New York and Washington, D.C. Through its subsidiary, E Z Buy & E Z Sell Recycler Corporation, The Times publishes a collection of 16 alternative classified papers in Southern California including titles such as Recycler, AutoBuys, CycleBuys and Renter. In conjunction with Media News Group, Inc., The Times owns CIPS Marketing Group, Inc., which provides alternative distribution services for advertising preprints.

Chicago Tribune

        Founded in 1847, the Chicago Tribune is published every morning and primarily serves a nine-county market in northern Illinois and Indiana. This market ranks third in the United States in number of households. The Chicago Tribune has won 22 Pulitzer Prizes. For the six months ended September 2002, the Chicago Tribune ranked 7th in average daily circulation and 4th in average Sunday circulation in the nation, based on ABC averages. The Chicago Tribune's principal competitor is the Chicago Sun-Times. According to ABC, for the sixth-month period ended September 2002, the Chicago Tribune had a 28% lead in total daily paid circulation and a 173% lead in Sunday paid circulation. The Chicago Tribune's total advertising volume and operating revenues are estimated to be substantially greater than those of the Chicago Sun-Times. Approximately 81% of the paper's daily and 67% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes.

        The Chicago Tribune is published by Chicago Tribune Company, which also publishes ¡Exito!, a free weekly newspaper targeting Spanish-speaking households and RedEye, a Monday through Friday edition of the Chicago Tribune. Other businesses owned by Chicago Tribune Company include Tribune Direct Marketing, a direct mail operation, and Chicagoland Publishing Company, a publisher of free apartment and new-home guides. Chicago Tribune Company also offers printing and delivery of other publications. In August 2002, the Company acquired Chicago magazine, a monthly publication, which serves as a reference guide for entertainment, dining, shopping and real estate for the Chicagoland area.

Newsday

        Newsday, Inc.'s primary business is publishing Newsday, a morning newspaper published seven days a week, circulated primarily in Nassau and Suffolk counties on Long Island, New York, and in the borough of Queens in New York City. The New York metropolitan area ranks first among U.S. markets in terms of households. The paper has been published since 1940 and has won 17 Pulitzer Prizes, including one for criticism in 2002. For the six-month period ended September 2002, Newsday ranked

8th and 13th for average daily and Sunday circulation, respectively, in the country, according to ABC. Newsday competes with three major metropolitan newspapers and daily regional editions of several national newspapers. In addition, there are numerous daily, weekly and semiweekly local newspapers and free distribution newspapers in its distribution area. Approximately 58% of the paper's daily and 54% of its Sunday circulation is sold through home delivery.

        In addition to Newsday, Newsday, Inc. publishes Distinction, a magazine serving Long Island's upscale households, issued eight times per year; Long Island Parents & Children, a magazine for families, issued eight times per year; and Business LI, a joint venture with the Long Island Association, published 12 times per year. In addition, Newsday, Inc.'s publishing and alternate distribution subsidiary, DSA Community Publishing, operates Newport Media, a publisher of 105 pennysaver editions (zoned advertising editions); This Week, a publisher of 69 pennysaver editions; Hoy, the New York metropolitan area's largest Spanish-language daily newspaper; DSA, a distributor of preprints; and DSA Direct, a wholesale distributor of more than 100 publications in the five boroughs of New York City.

Other Newspapers

        The Company's other daily newspapers are The Baltimore Sun, South Florida Sun-Sentinel, Orlando Sentinel, The Hartford Courant, Daily Press, The Morning Call, The Advocate and Greenwich Time. Each of these newspapers are published every morning.

        The Baltimore Sun primarily serves the Baltimore Metropolitan Statistical Area, including Anne Arundel, Baltimore, Carroll, Harford and Howard counties. The Baltimore market ranks 24th in the United States in number of households. The Sun has published a daily, morning newspaper since 1837 and has won 14 Pulitzer Prizes. For the six-month period ending September 2002, The Sun was ranked 28th and 22nd for average daily and Sunday circulation, respectively, in the country, according to ABC. The Sun competes with The Washington Post in Anne Arundel and Howard counties, with The Annapolis Capital in Anne Arundel county and with The Carroll County Times in Carroll county, as well as with daily regional editions of national newspapers. In addition, there are other daily and weekly local newspapers in its distribution area. Approximately 79% of the paper's daily and 64% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes.

        The Baltimore Sun Company's subsidiaries, Patuxent Publishing and Homestead Publishing, publish 17 weekly newspapers throughout Anne Arundel, Baltimore, Carroll, Harford and Howard counties. The largest of these weekly newspapers are The Columbia Flier, The Towson Times, The Owings Mills Times and The Aegis.

        The South Florida Sun-Sentinel is the major daily newspaper serving the Broward/South Palm Beach county market, leading in both circulation and readership. The paper has been published since 1910. The Miami/Fort Lauderdale market ranks 17th in the nation in terms of households and the Palm Beach County market ranks 39th. Approximately 73% of the paper's daily and 68% of its Sunday circulation is sold through home delivery, with the remainder sold at retail locations, vending boxes and other various methods of distribution.

        Sun-Sentinel Company, publisher of the South Florida Sun-Sentinel, also serves the news and information needs of South Florida through el Sentinel, a weekly Spanish-language newspaper, weekly community newspapers, niche publications, and television and radio partnerships. Other publications produced by Sun-Sentinel Company include City & Shore, a lifestyle magazine; City Link, an alternative weekly newspaper; Florida New Homes Guide, a bimonthly real estate magazine; South Florida Parenting, a monthly magazine providing news and advice for family oriented audiences; and Gold Coast Shopper, an advertising-oriented publication. Sun-Sentinel Company also offers direct mail services. Forum Publishing Group (formerly known as Sun-Sentinel Community News Group), a group of community-based weeklies, includes Jewish Journal, a collection of newspapers serving South Florida's Jewish community.

        The Orlando Sentinel primarily serves a five-county area in Central Florida. It is the only major daily newspaper in the Orlando market, although it competes with other Florida and national newspapers, as well as with other media. The Orlando Sentinel has been published since 1876 and has won three Pulitzer Prizes. The Orlando/Daytona Beach/Melbourne market ranks 20th among U.S. markets in terms of households. Approximately 78% of the paper's daily and 70% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes.

        Orlando Sentinel Communications Company, the publisher of Orlando Sentinel, also publishes US/Express, a free weekly entertainment publication used to distribute advertising to non-subscribers. The company also publishes several free-distribution, niche products in the Central Florida market including Job Xtra, AutoFinder, apartments.com magazine and New Homes magazine. In addition, the company publishes the free-distribution, weekly, bilingual newspaper, El Sentinel, and its companion Web site, elSentinel.com, and is a partner with Time Warner Communications in Orlando's 24-hour local cable news channel, Central Florida News 13. Orlando Sentinel Communications also offers commercial printing services, direct marketing/direct mail services and delivery services for other publications.

        The Hartford Courant, a morning daily and Sunday newspaper that was first published in 1764, is the oldest continuously published newspaper in the United States. The Hartford Courant has won two Pulitzer Prizes. It is published in Hartford, Conn., and serves the state's northern and central regions. The Hartford/New Haven market is the 27th largest U.S. market in terms of households. Hartford Courant Company publishes 10 regional editions of The Hartford Courant, which provide local news and advertising. It also owns New Mass. Media, Inc., a publisher of four weekly alternative newspapers in Connecticut, Massachusetts and New York, and operates ValuMail, Inc., a shared-mail company that distributes advertising supplements to households in Connecticut, Massachusetts, New York and Rhode Island.

        Daily Press is published daily, including Sunday, and serves the Virginia Peninsula market. Daily Press is the only major daily newspaper in its primary market, although it competes with other regional and national newspapers, as well as with other media. The Daily Press market includes Newport News, Hampton, Williamsburg and eight other cities and counties. This market, together with Norfolk, Portsmouth and Virginia Beach, is the 41st largest U.S. market in terms of households. In February 2001, the Company acquired The Virginia Gazette, which is published bi-weekly and primarily serves Williamsburg, Va. and surrounding counties.

        The Morning Call in Allentown, Pa., primarily serves Lehigh and Northampton counties in Eastern Pennsylvania.

        The Advocate and Greenwich Time serve the southern part of Fairfield County, Conn. The Advocate circulates primarily in Stamford, Conn., and Greenwich Time circulates in Greenwich, Conn. The Advocate has won one Pulitzer Prize.

Other Publishing Related Businesses

        The Company is also involved in weekly publications, syndication activities, advertising placement services, entertainment listings, cable television news programming and other publishing-related activities. The syndication activities, conducted primarily through Tribune Media Services ("TMS"), involve the marketing of comics, features and opinion columns to newspapers. TMS is also engaged in advertising placement services for television, cable and movie listings in newspapers and online and the development of news products and services for electronic and print media. TMS Movie Information Products, Inc. (formerly Premier DataVision, Inc.), distributes movie show-time data and assembles and distributes movie show-time and display advertising. TMS TV Publishing, Inc. (formerly JDTV, Inc.), publishes television listings information for the cable and satellite television industries. In May 2001, the Company acquired a controlling interest in TV Data Technologies, a provider of television listings products. The Company also operates CLTV, a regional 24-hour cable news channel serving Chicagoland. CLTV was launched in January 1993 and currently is available to more than 1.6 million cable households in the Chicago market.

Broadcasting and Entertainment

        The broadcasting and entertainment segment represented 27% of the Company's consolidated operating revenues in 2002. At Dec. 29, 2002, the segment included WB television affiliates located in New York, Los Angeles, Chicago, Philadelphia, Boston, Dallas, Washington, D.C., Atlanta, Houston, Seattle, Miami, Denver, Indianapolis, San Diego, Waterbury, New Orleans and Albany; FOX television affiliates in Seattle, Sacramento, Indianapolis, Hartford, Grand Rapids and Harrisburg; an ABC television affiliate in New Orleans; two radio stations, one located in Chicago and one located in Denver; the Chicago Cubs baseball team; and Tribune Entertainment, a company that develops and distributes first-run television programming for the Company's station group and national syndication.

        On July 24, 2002, the Company transferred certain assets of the Denver radio station group (KOSI-FM and KEZW-AM) with a value of $125 million to Entercom Communications Corp. in exchange for the assets of WTTV-TV, Indianapolis, and its satellite station, WTTK-TV in Kokomo, Indiana, which Entercom acquired from Sinclair Broadcast Group for $125 million.

        In April 2001, the Company acquired Tower Distribution (formerly United Video), WGN Cable's distribution entity, and in August 2001, the Company acquired television station WTXX-Waterbury, which serves the Hartford, Connecticut market.

        In February 2000, the Company acquired the remaining interest in WATL, LLC (formerly Qwest Broadcasting, LLC), which owned television stations WATL-Atlanta and WNOL-New Orleans, for $107 million in cash and conversion of notes and debt. The Company had owned a 33% equity interest and convertible debt in WATL, LLC since it was formed in 1995.

        The following table shows sources of revenue for the broadcasting and entertainment segment for the last three years (in thousands):

	Fiscal Year Ended December
	2002	2001	2000
Television(1)	$1,221,637	$1,130,125	$1,258,282
Radio/Entertainment	222,313	219,810	207,271

Total	$1,443,950	$1,349,935	$1,465,553

(1)
Includes the following since their respective acquisition dates: WTTV-Indianapolis and its satellite station WTTK-Kokomo, Indiana (July 2002), WTXX-Waterbury (August 2001), Tower Distribution (April 2001) and WATL-Atlanta and WNOL-New Orleans (February 2000).

Television

        In 2002, television contributed 85% of the broadcasting and entertainment segment's operating revenues. The Company's television stations compete for audience and advertising with other television and radio stations, cable television and other media serving the same markets. Competition for audience and advertising is based upon various interrelated factors including programming content, audience acceptance and price. Selected data for the Company's television stations is shown in the following table:

	Market(1)
						Major Over-the-Air Stations in Market(2)
	National Rank	% of U.S. Households	FCC %	Channel	Affiliation		Expiration of FCC License(3)		Year Acquired
WPIX—New York, NY	1	6.8	6.8	11-VHF	WB	7	2007	(4)	1948	(5)
KTLA—Los Angeles, CA	2	5.0	5.0	5-VHF	WB	8	2006	(4)	1985
WGN—Chicago, IL	3	3.1	3.1	9-VHF	WB	8	2005		1948	(5)
WPHL—Philadelphia, PA	4	2.7	1.3	17-UHF	WB	7	2007		1992
WLVI—Boston, MA	6	2.2	1.1	56-UHF	WB	7	2007		1994
KDAF—Dallas, TX	7	2.1	1.0	33-UHF	WB	9	2006		1997
WBDC—Washington, D.C.	8	2.0	1.0	50-UHF	WB	7	2004		1999
WATL—Atlanta, GA	9	1.8	0.9	36-UHF	WB	8	2005		2000
KHWB—Houston, TX	11	1.7	0.9	39-UHF	WB	8	2006		1996
KCPQ—Seattle, WA	12	1.6	1.6	13-VHF	FOX	8	2007		1999
KTWB—Seattle, WA	12	—	—	22-UHF	WB	8	2007		1998
WBZL—Miami, FL	17	1.4	0.7	39-UHF	WB	7	2005	(6)	1997
KWGN—Denver, CO	18	1.3	1.3	2-VHF	WB	7	2006		1966
KTXL—Sacramento, CA	19	1.2	0.6	40-UHF	FOX	7	2006		1997
WTTV—Indianapolis, IN	25	1.0	1.0	4-VHF	WB	7	2005		2002
WXIN—Indianapolis, IN	25	—	—	59-UHF	FOX	7	2005		1997
KSWB—San Diego, CA	26	0.9	0.5	69-UHF	WB	7	2006		1996
WTIC—Hartford, CT	27	0.9	0.5	61-UHF	FOX	7	2007	(4)	1997
WTXX—Waterbury, CT	27	—	—	20-UHF	WB	7	2007	(4)	2001
WXMI—Grand Rapids, MI	38	0.7	0.3	17-UHF	FOX	7	2005		1998
WGNO—New Orleans, LA	42	0.6	0.3	26-UHF	ABC	7	2005		1983
WNOL—New Orleans, LA	42	—	—	38-UHF	WB	7	2005		2000
WPMT—Harrisburg, PA	47	0.6	0.3	43-UHF	FOX	5	2007		1997
WEWB—Albany, NY	55	0.5	0.2	45-UHF	WB	7	2007		1999

(1)
Source: Nielsen Station Index (DMA Market and Demographic Rank Report, September 2002). Ranking of markets is based on number of television households in DMA (Designated Market Area).

(2)
Source: Nielsen Station Index (Viewers in Profile Reports, 2002). Major over-the-air stations program for a broad, general audience and have a large viewership in the market.

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

        Programming emphasis at the Company's stations is placed on network-provided shows, syndicated series, feature motion pictures, local and regional sports coverage, news and children's programs. These stations acquire most of their programming from outside sources, including The WB Television Network ("The WB Network") and the FOX Network, although a significant amount is produced locally or supplied by Tribune Entertainment (see "Entertainment/Other"). WGN Cable ("Superstation WGN") programming is delivered by cable or satellite outside of Chicago and includes movies and first-run programming. Contracts for purchased programming generally cover a period of one to five years, with payment also typically made over several years. The expense for amortization of television broadcast rights in 2002 was $355 million, which represented approximately 29% of total television operating revenues.

        Average audience share information for the Company's television stations for the past three years is shown in the following table:

		Average Audience Share(1)
		Total Market Year Ended December			In-Market Stations(2) Year Ended December
	Affiliation	2002	2001	2000	2002	2001	2000
WPIX—New York, NY	WB	7.0%	7.5%	9.3%	15.0%	15.0%	16.2%
KTLA—Los Angeles, CA	WB	6.1	6.4	7.8	12.1	12.0	13.6
WGN—Chicago, IL	WB	8.2	8.7	9.8	14.0	14.6	15.1
WPHL—Philadelphia, PA	WB	5.2	4.8	5.0	9.8	8.8	7.9
KDAF—Dallas, TX	WB	5.9	6.4	7.0	10.8	11.0	10.8
WBDC—Washington, DC	WB	3.3	2.8	3.3	6.9	5.7	6.1
WATL—Atlanta, GA	WB	5.2	5.2	6.0	9.2	8.7	9.2
KHWB—Houston, TX	WB	6.2	5.7	5.8	10.9	9.7	9.6
KCPQ—Seattle, WA	FOX	6.4	6.7	6.5	12.1	12.7	11.8
KTWB—Seattle, WA	WB	2.7	2.7	3.0	5.0	5.2	5.5
WBZL—Miami, FL	WB	5.4	5.3	5.0	12.5	10.8	8.6
KWGN—Denver, CO	WB	6.0	5.7	6.3	11.1	9.9	11.2
KTXL—Sacramento, CA	FOX	7.0	7.3	6.8	13.2	13.2	12.1
WTTV—Indianapolis, IN	WB	4.1	4.9	6.8	7.7	9.1	12.2
WXIN—Indianapolis, IN	FOX	7.0	6.6	6.3	13.2	12.4	11.3
KSWB—San Diego, CA	WB	5.3	5.0	5.8	12.1	10.9	12.0
WTIC—Hartford, CT	FOX	6.6	6.9	6.0	14.1	14.3	12.5
WTXX—Waterbury, CT	WB	2.1	2.1	2.3	4.5	4.4	4.7
WXMI—Grand Rapids, MI	FOX	6.4	6.4	6.5	12.1	12.3	13.8
WGNO—New Orleans, LA	ABC	5.2	6.2	7.0	9.6	11.1	12.3
WNOL—New Orleans, LA	WB	6.6	7.2	7.3	12.2	12.8	12.8
WPMT—Harrisburg, PA	FOX	6.5	5.3	5.8	13.5	11.2	11.2
WEWB—Albany, NY	WB	1.9	2.0	2.3	3.7	3.8	3.9
23 STATION UNWEIGHTED AVERAGE		5.5	5.6	6.0	10.7	10.4	10.6

(1)
Represents the estimated number of television households tuned to a specific station as a percent of total viewing households in a defined area. The percentages shown reflect the average Nielsen ratings shares for the February, May, July and November measurement periods for 7 a.m. to 1 a.m. daily. Average audience share is not available for WLVI-Boston because they do not have a current contract with Nielsen. The latest contract expired in April of 2002.

(2)
Excludes cable, satellite, public broadcasting, foreign language and minor independent channels.

        Average audience shares are shown on two bases: total market, which includes all channels, and in-market stations, which includes only the major over-the-air stations. Average in-market shares are a more relevant benchmark to determine the stations' performance in their respective markets. In 2002, the average total market share matched 2001 while the in-market share rose slightly. In 2002, most of the WB stations maintained or increased in-market share due to stronger WB network ratings and growing ratings for key syndicated programming ("Friends," "Everybody Loves Raymond," "Will & Grace"). These strong syndicated programs also helped most of the FOX stations to maintain or increase their in-market positions in 2002 despite declining FOX network ratings.

Radio/Entertainment

        In 2002, radio/entertainment operations contributed 15% of the broadcasting and entertainment segment's operating revenues. The largest radio station owned by the Company, measured in terms of operating revenues, is WGN in Chicago. Radio operations at Dec. 29, 2002 also include one station in Denver and Tribune Radio Network (which produces and distributes farm and sports programming to radio stations, primarily in the Midwest). On July 24, 2002, the Company transferred certain assets of the Denver radio station group (KOSI-FM and KEZW-AM) with a value of $125 million to Entercom Communications Corp. in exchange for the assets of WTTV-TV, Indianapolis, and its satellite station, WTTK-TV in Kokomo, Indiana, which Entercom acquired from Sinclair Broadcast Group for $125 million. On Dec. 30, 2002, the Company agreed to acquire the stock of KPLR-TV, St. Louis, and the assets of KWBP-TV, Portland, Oregon, from ACME Communications for $275 million. The Company will acquire the stock of KPLR-TV for $200 million in cash. The acquisition of the assets of KWBP-TV will be structured as a like-kind asset exchange for income tax purposes. It will be funded with the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM), which have an estimated fair market value of $55 million plus $20 million in cash.

        Selected information for the Company's radio operations is shown in the following table:

	Format	Frequency	National Market Rank(1)	Number of Operating Stations in Market(2)	Audience Share(3)
WGN—Chicago, IL	Personality/Infotainment/Sports	720-AM	3	44	5.7%
KQMT(4)—Denver, CO	Rock & Roll	99.5-FM	22	30	3.5%

(1)
Source: Radio markets ranked by Arbitron Metro Survey Area, Arbitron Company 2002.
(2)
Source: Arbitron Company 2002.
(3)
Source: Average of Winter, Spring, Summer and Fall 2002 Arbitron shares for persons 12 years old and over, 6 a.m. to midnight daily during the period measured.
(4)
On Feb. 1, 2002, under a signed agreement, Entercom Communications Corp. began managing KQMT for up to three years, after which, pursuant to an option agreement, Entercom would have the right to purchase the station.

        Entertainment includes Tribune Entertainment Company ("Tribune Entertainment") and the Chicago Cubs baseball team. The Chicago Cubs were acquired in 1981. Cubs games are broadcast on WGN-TV and WGN-AM. Tribune Entertainment is the largest syndicator of first-run, hour-long action dramas ("action hours") in the United States. Tribune Entertainment syndicated the following action hours during the 2002-2003 season:

	Television Seasons
Shows			No. of U.S. Markets	% of U.S. Households
	Produced(1)	Commitment(2)
"Beastmaster"(3)	1999-2002	—	161	91%
"Gene Roddenberry's Andromeda"	2000-2003	2003-2004	187	98%
"Mutant X"	2001-2003	2003-2004	182	97%
"Adventure Inc."	2002-2003	—	169	95%

(1)
Represents seasons produced by Tribune Entertainment.
(2)
Represents future seasons Tribune Entertainment has committed to produce.
(3)
Currently airing re-runs of the first three seasons.

        Action hours are generally co-produced with various international partners that are responsible for a significant portion of the series production costs. For the 2002-2003 television season, Tribune Entertainment currently syndicates approximately 22.5 hours of television shows per week, the majority of which air on the Company's 24 television stations.

        Tribune Studios, a subsidiary of Tribune Entertainment Company, manages the 10.5-acre studio production lot in Hollywood. Management of the site includes facilities rental of nine state-of-the art digital sound stages and associated production office space.

Interactive

        The interactive segment represented 1% of the Company's consolidated operating revenues in 2002. The Company's interactive segment manages the Web sites of the Company's daily newspapers and television stations, as well as other branded sites targeting specific communities of interest. The Company's established reputation and media brand recognition, which are trusted sources of local news and information, provide a competitive advantage.

        Selected information for the Company's top Web sites is shown in the following table:

Newspaper Sites	Description
latimes.com	Los Angeles Times
chicagotribune.com	Chicago Tribune
newsday.com	Newsday, Melville, New York
sun-sentinel.com	South Florida Sun-Sentinel
orlandosentinel.com	Orlando Sentinel
sunspot.net	The Baltimore Sun
ctnow.com	The Hartford Courant
dailypress.com	Daily Press, Newport News, Virginia
mcall.com	The Morning Call, Allentown, Pennsylvania
stamfordadvocate.com	The Advocate, Stamford, Connecticut
greenwichtime.com	Greenwich Time, Greenwich, Connecticut
Entertainment and Niche Sites	Description
blackvoices.com	A leading online destination for African Americans
recycler.com	General classifieds site serving Southern California
chicagosports.com	Multimedia site for local fans
metromix.com	Chicago's leading online entertainment guide
go2orlando.com	Travel guide for Central Florida
wb11.com	Internet home of WPIX-TV, New York
ktla.com	Internet home of KTLA-TV, Los Angeles
wgntv.com	Internet home of WGN-TV, Chicago
elsentinel.com	Spanish-language site, serving Central and South Florida
holahoy.com	Internet home of Hoy, New York's No. 1 Spanish-language newspaper
calendarlive.com	Los Angeles' leading online entertainment guide
chicagomag.com	Internet home of Chicago magazine

        The interactive segment's revenues are derived primarily from advertising sales. Banner and sponsorship advertising is sold to local and national customers. Classified advertising revenues are mainly derived from two sources: the sale of online classified advertising in conjunction with print advertising in the Company's daily newspapers and selling online-only classified products.

        Total operating revenues for the interactive segment for the last three years are shown below (in thousands):

Fiscal Year Ended December
2002	$76,699
2001	59,482
2000	41,782

Investments

        The Company has investments in several public and private companies. See Note 9 to the Company's consolidated financial statements in Item 8 for further discussion of the Company's cost and equity method investments.

        The Company's principal equity method investments currently include The WB Network, CareerBuilder, Classified Ventures, BrassRing, TMCT I and TMCT II. The WB Network is a growing network that provides the Company's WB affiliate television stations with original prime-time and children's programming. CareerBuilder, an online recruiting company, was formed by the Company and Knight-Ridder, Inc. in September 2000. During 2001, CareerBuilder acquired Headhunter.net and, in 2002, Gannett Co., Inc. acquired a one-third interest in CareerBuilder, joining Knight-Ridder, Inc. and the Company as an equal partner. Classified Ventures is a network of automotive and real estate classified advertising Web sites. BrassRing is a national recruitment services company, which the Company formed in September 1999 with The Washington Post Company. The Company's investments in TMCT I and TMCT II are further discussed in Note 8 to the Company's consolidated financial statements in Item 8.

Non-Operating Items

        The Company reported several non-operating items in 2002, 2001 and 2000, which included gains and losses resulting from sales of subsidiaries and investments, changes in the fair values of derivatives and related investments, write-downs of investments and income tax settlement adjustments. These non-operating items are further discussed in Note 2 to the Company's consolidated financial statements in Item 8.

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

        Because the Times Mirror acquisition did not involve the transfer of any broadcast station licenses, FCC approval was not required to complete the transaction. Under the FCC's television/newspaper cross-ownership rule, the FCC may not renew the license of a television station that is part of a prohibited local television/newspaper combination. License renewals for Tribune television properties affected by the Times Mirror acquisition are in years 2006 (KTLA-Los Angeles) and 2007 (WPIX-New

York and WTIC-Hartford). In June 2002, the FCC announced that it is consolidating the pending television/newspaper cross-ownership rulemaking with its other media ownership rule reviews. On Sept. 23, 2002, the FCC released a Notice of Proposed Rulemaking which requested public comment on the efficiency of the cross-ownership rule. In October 2002, the FCC released 14 studies commissioned by the FCC to provide information relevant to its analysis of all media ownership rules. The Company does not expect the FCC to act on the television/newspaper cross-ownership rule before the second quarter of 2003. If the rules are not modified by the time the licenses are due for renewal, the Company will require waivers to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, Hartford and New York markets. The Company has a temporary waiver, pending the outcome of the same rulemaking proceeding, in connection with its 1997 acquisition of WBZL-Miami, which is considered part of the market served by the South Florida Sun-Sentinel, published in Fort Lauderdale. The Company cannot predict the outcome of the FCC cross-ownership rulemaking.

        Congress removed national limits on the number of broadcast stations a licensee may own in 1996. However, federal law continues to limit the number of radio and television stations a single owner may own in a local market, and the percentage of the national television audience that may be reached by a licensee's television stations in the aggregate. In 1999, the FCC revised its local station ownership limitations to allow, under certain conditions, common ownership of two television stations and certain radio/television combinations. In February 2002, the U.S. Court of Appeals determined that the FCC has not provided legal justification for its long-standing 35% national ownership cap. The FCC is now charged with either justifying a cap or eliminating it altogether. FCC action on the national ownership cap is not expected until later this year. Television and radio broadcasting licenses are subject to renewal by the FCC, at which time they may be subject to petitions to deny the license renewal applications. At Dec. 29, 2002, the Company had FCC authorization to operate 24 television stations and one AM and one FM radio station.

        The FCC has approved technical standards and channel assignments for digital television ("DTV") service. DTV permits broadcasters to transmit video images with higher resolution than existing analog signals. Operators of full-power television stations have each been assigned a second channel for DTV while they continue analog broadcasts on the original channel. After the transition is complete, broadcasters will be required to return one of the two channels to the FCC and transmit exclusively in digital format. By law, the transition to DTV is to occur by Dec. 31, 2006, subject to extension under certain circumstances. Conversion to digital transmission is requiring all television broadcasters, including those owned by the Company, to invest in digital equipment and facilities. The Company does not believe that the required capital expenditures will have a material effect on its consolidated financial position or results of operations.

        The FCC has not yet issued final regulations governing some aspects of DTV operation. These include the obligations of cable television systems and other multichannel video providers to carry DTV signals and additional "public interest" obligations that may be imposed on broadcasters' use of DTV. The FCC has adopted rules requiring broadcasters transmitting subscription-based services over the DTV channel to pay to the government fees in the amount of 5% on gross revenues collected from such services. At the end of 2002, 16 stations were DTV compliant. The Company expects the remaining stations to be compliant by the end of 2003.

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

Employees

        The average number of full-time equivalent employees of the Company in 2002 was 23,900, approximately 1,700 less than the average for 2001. The decrease was primarily due to cost cutting initiatives related to various restructuring programs.

        During 2002, the Company's publishing segment employed approximately 20,000 full-time equivalent employees, about 18% of whom were represented by unions covered under 21 labor contracts. Contracts with unionized employees of the publishing segment expire at various times through June 2006.

        The broadcasting and entertainment segment had an average of about 3,300 full-time equivalent employees in 2002. Approximately 20% of these employees were represented by a total of 21 unions covered under 21 labor contracts. Contracts with unionized employees of the broadcasting and entertainment segment expire at various times through May 2005.

        Interactive had an average of approximately 400 full-time equivalent employees in 2002.

Executive Officers of the Company

        Information with respect to the executive officers of the Company as of Feb. 28, 2003, is set forth below. The descriptions of the business experience of these individuals include the principal positions held by them since March 1998. Unless otherwise indicated, all references to positions are to officers of the Company.

Dennis J. FitzSimons (52)
President and Chief Executive Officer since January 2003; President and Chief Operating Officer from July 2001 until December 2002; Executive Vice President until July 2001; President of Tribune Broadcasting Company* until January 2003.

Jack Fuller (56)
President of Tribune Publishing Company.*

Donald C. Grenesko (54)
Senior Vice President/Finance and Administration.

David D. Hiller (49)
President of Tribune Interactive Inc.* since May 2000; Senior Vice President of Tribune Publishing Company* since February 2003; Senior Vice President/Development until May 2000.

Crane H. Kenney (40)
Senior Vice President, General Counsel and Secretary since May 2000; Vice President, General Counsel and Secretary until May 2000.

Luis E. Lewin (54)
Senior Vice President/Human Resources since May 2000; Vice President/Human Resources until May 2000.

John W. Madigan (65)
Chairman since January 2003; Chairman and Chief Executive Officer from July 2001 until December 2002; Chairman, President and Chief Executive Officer until July 2001.

Patrick J. Mullen (47)
President, Tribune Broadcasting Company* since January 2003; President, Tribune Television (a division of Tribune Broadcasting Company*) from March 2001 until January 2003; Group Vice President, Tribune Television from June 1998 until March 2001; President/General Manager of WXMI-TV*, Grand Rapids, until June 1998.

Ruthellyn M. Musil (51)
Vice President/Corporate Relations.

Andrew J. Oleszczuk (46)
Senior Vice President/Development since May 2000; President of Tribune Ventures (a division of the Company) from August 1998 until May 2000; Vice President/Development until August 1998.

*
A subsidiary of the Company

Available Information

        The Company maintains an Internet Web site at www.tribune.com where the Company's Annual Report on Form 10-K, Quarterly Reports on 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

        The corporate headquarters of the Company are located at 435 North Michigan Avenue, Chicago, Illinois. The general character, location and approximate size of the principal physical properties used by the Company on Dec. 29, 2002, are listed below. In total, the Company owns or leases transmitter sites, parking lots and other land aggregating approximately 1,132 acres in 101 separate locations. In addition to those listed below, the Company owns or leases an aggregate of approximately 3,034,000 square feet of office and production space in 317 locations. The Company also owns Wrigley Field, the 39,000-seat stadium used by the Chicago Cubs baseball team. The Company considers its various properties to be in good condition and suitable for the purposes for which they are used.

	Approximate Area in Square Feet
General Character of Property
	Owned		Leased(1)
Publishing:
Printing plants, business and editorial offices, and warehouse space located in:
Los Angeles, CA	656,000		1,479,000
Chicago, IL	1,582,000	(2)	126,000
Melville, NY	—		717,000
Baltimore, MD	10,000		918,000
Hartford, CT	173,000		349,000
Orlando, FL	403,000		84,000
Deerfield Beach, FL	390,000		44,000
Costa Mesa, CA	339,000		67,000
Irwindale, CA	—		325,000
Allentown, PA	288,000		—
Chatsworth, CA	248,000		50,000
Newport News, VA	223,000		20,000
Northlake, IL	—		216,000
Fort Lauderdale, FL	—		161,000
Oakbrook, IL	—		117,000
Stamford, CT	85,000		5,000
Miller Place, NY	82,000		—
Sorrento, FL	64,000		—
Glens Falls, NY	—		59,000
Bel Air, MD	52,000		—
Columbia, MD	30,000		14,000
Greenwich, CT	24,000		—
Williamsburg, VA	25,000		2,000
Broadcasting and Entertainment:
Business offices, studios and transmitters located in:
Los Angeles, CA	256,000		—
Chicago, IL	130,000		4,000
New York, NY	—		119,000
Seattle, WA	68,000		—
Denver, CO	42,000		—
New Orleans, LA	—		39,000
Indianapolis, IN	27,000		37,000
Atlanta, GA	36,000		—
Houston, TX	36,000		—
Dallas, TX	33,000		—

Boston, MA	25,000	—
San Diego, CA	—	26,000
Philadelphia, PA	21,000	4,000
Sacramento, CA	24,000	—
Hartford, CT	—	26,000
Grand Rapids, MI	21,000	—
Hollywood, FL	20,000	—
York, PA	20,000	—
Washington, DC	—	13,000

(1)
In connection with the Times Mirror acquisition, the Company assumed several lease agreements which expire at various dates through 2011. In 1997, Times Mirror contributed eight real properties, constituting 3,025,000 square feet, to TMCT I. The Company is leasing these properties from TMCT I under a lease with an initial term of 12 years, which expires August 2009. See Note 8 to the Company's consolidated financial statements in Item 8 for further discussion.

(2)
Includes Tribune Tower, an approximately 630,000 square foot office building in downtown Chicago, and Freedom Center, the approximately 943,000 square foot production center of the Chicago Tribune. Tribune Tower houses the Company's corporate headquarters, the Chicago Tribune's business and editorial offices, offices of various subsidiary companies and approximately 36,000 square feet of space leased to unaffiliated tenants. Freedom Center houses the Chicago Tribune's printing, packaging and distribution operations.

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

        In March 2000, as a result of the Times Mirror merger, the Company acquired the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The Advocate, Greenwich Time and several smaller newspapers. Because the Times Mirror acquisition did not involve the transfer of any broadcast station licenses, approval of FCC was not required to complete the transaction. Under the FCC's current television/newspaper cross-ownership rule, companies are generally prohibited from owning both a newspaper and a broadcast license in the same market. The FCC's policy provides, however, that newly created television/newspaper combinations may be held until the next license renewal. License renewals for Tribune television properties affected by the Times Mirror acquisition are in years 2006 (KTLA-Los Angeles) and 2007 (WPIX-New York and WTIC-Hartford). If the cross-ownership rule is not modified at that time or relief is not granted by the time the licenses are due for renewal, a waiver will be needed to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, Hartford and New York markets.

        In 2001, the Company received FCC authorization to operate television station WTXX-Waterbury. The FCC granted a so-called "failing station" waiver to allow common ownership of WTIC-Hartford and WTXX-Waterbury. In addition, the FCC granted a temporary six-month waiver of the newspaper-broadcast ownership prohibition. The temporary waiver was extended for an additional six months in February 2002, and in August 2002, the Company filed a request for an additional extension. The waiver continues pending FCC action on the request for further extension. The Company will require additional waivers to allow continued ownership of both WTXX-Waterbury and The Hartford Courant in the Hartford market.

        In June 2002, the FCC announced that it is consolidating the pending television/newspaper cross-ownership rulemaking with its other media ownership rule reviews. On Sept. 23, 2002, the FCC released a Notice of Proposed Rulemaking which requested public comment on the efficiency of the cross-ownership rule. In Oct. 2002, the FCC released 14 studies commissioned by the FCC to provide information relevant to its analysis of all media ownership rules. The Company does not expect the FCC to act on the television/newspaper cross-ownership rule before the second quarter of 2003. The Company cannot predict the outcome of the FCC cross-ownership rulemaking proceeding.

        During 1998, Times Mirror, which was acquired by Tribune in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the IRS has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror's 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company's federal and state income tax liability would be approximately $600 million, plus interest. As of Dec. 29, 2002, the interest on the proposed taxes would be approximately $214 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. A tax reserve of $180 million, plus $45 million of interest, relating to these transactions is included in "other obligations" on the consolidated balance sheets. The IRS had originally proposed tax penalties of 20% with respect to these transactions. However, during the third quarter of 2002, the IRS notified the Company that its previously proposed penalty would not be asserted.

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

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's Common Stock is presently listed on the New York, Chicago and Pacific stock exchanges. The high and low sales prices of the Common Stock by fiscal quarter for the two most recent fiscal years, as reported on the New York Stock Exchange Composite Transactions list, were as follows:

	2002		2001
Quarter
	High	Low	High	Low
First	$46.40	$36.30	$43.94	$35.10
Second	47.25	41.65	45.90	38.60
Third	44.45	35.66	42.98	30.75
Fourth	49.49	39.82	37.99	29.71

        At Feb. 28, 2003, there were 7,215 holders of record of the Company's Common Stock.

        Quarterly cash dividends declared on Common Stock were $.11 per share in both 2002 and 2001. Total cash dividends declared on Common Stock by the Company were $133,038,000 for 2002 and $131,333,000 for 2001.

ITEM 6. SELECTED FINANCIAL DATA.

        Selected financial data for the years 1992 through 2002 is contained under the heading "Eleven Year Financial Summary" on pages 102 and 103 and is derived from financial statements for those years which were audited by PricewaterhouseCoopers LLP, independent accountants. The information contained in the "Eleven Year Financial Summary" is not necessarily indicative of the results of operations to be expected for future years, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

        The following discussion presents the significant factors that have affected the businesses of Tribune Company and its subsidiaries (the "Company") over the last three years. This commentary should be read in conjunction with the Company's consolidated financial statements and "Eleven Year Financial Summary," which are also presented in this Form 10-K. Certain prior year amounts have been reclassified to conform with the 2002 presentation. These reclassifications had no impact on reported prior year total revenues, operating profit or net income.

FORWARD-LOOKING STATEMENTS

        This discussion (including, in particular, the discussion under "Outlook"), the information contained in the subsequent notes to the consolidated financial statements and the information contained in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," contain certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include: changes in advertising demand, newsprint prices, cost of broadcast rights, interest rates, competition and other economic conditions; regulatory and judicial rulings; adverse results from litigation or tax related proceedings or audits; the effect of professional sports team labor strikes, lock-outs and negotiations; the effect of acquisitions, investments, divestitures, derivative transactions and litigation on the Company's results of operations and financial condition; and the Company's reliance on third-party vendors for various services. The words "believe," "expect," "anticipate," "estimate," "could," "should," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company's significant policies are summarized in Note 1 to the Company's consolidated financial statements in Item 8. These policies conform with accounting principles generally accepted in the United States and reflect practices appropriate to the Company's businesses. The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. On an on-going basis, the Company evaluates its estimates, including those related to income taxes, pension and postretirement benefits, broadcast rights, goodwill and other intangible assets, self-insurance liabilities and accounts receivable allowances.

Income taxes

        The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. The Company records its tax liabilities based on estimates of the amount of taxes that will ultimately be paid. Since the Company's tax returns are subject to audit by the Internal Revenue Service ("IRS") and various states, tax liabilities are maintained for potential federal and state audit adjustments.

        During 1998, Times Mirror, which was acquired by Tribune in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the IRS has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror's 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company's federal and state income tax liability would be approximately $600 million, plus interest. As of Dec. 29, 2002, the interest on the proposed taxes would be approximately $214 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. A tax reserve of $180 million, plus $45 million of interest, relating to these transactions is included in "other obligations" on the consolidated balance sheets. The IRS had originally proposed tax penalties of 20% with respect to these transactions. However, during the third quarter of 2002, the IRS notified the Company that its previously proposed penalty would not be asserted.

        In 2002, the Company reduced its income tax liabilities by a total of $35 million as a result of favorably resolving certain federal and state income tax issues. This adjustment was recorded as a reduction of income tax expense.

        The resolutions of the Company's tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

Pension and Postretirement benefits

        The Company provides defined benefit pension, postretirement health care and life insurance benefits to eligible employees under a variety of plans (see Note 15 to the Company's consolidated financial statements in Item 8). Accounting for pension and postretirement benefits requires the use of several assumptions.

        Weighted average assumptions used each year in accounting for pension benefits and other postretirement benefits were:

	Pension Benefits		Other Postretirement Benefits
	2002	2001	2002	2001
Discount rate for expense	7.25%	7.75%	7.25%	7.75%
Discount rate for obligations	6.75%	7.25%	6.75%	7.25%
Increase in future salary levels for expense	4.0%	4.0%	—	—
Increase in future salary levels for obligations	3.75%	4.0%	—	—
Long-term rate of return on plans' assets	9.00%	9.75%	—	—

        In 2003, the Company expects to lower its long-term rate of return assumption to 8.5%. The reduction in the rate of return reflects the recent returns in the overall equity market. The Company's pension assets of $1.2 billion at Dec. 29, 2002 are invested approximately 75% in equity investments and 25% in fixed income securities. A 0.5% decrease in the Company's long-term rate of return assumption results in an $8 million decrease in the net pension credit.

        At Dec. 29, 2002, the Company's prepaid pension asset included an unrecognized net actuarial loss of $858 million. A significant portion of this net actuarial loss resulted from the difference between the Company's expected returns on plan assets and the actual losses on plan assets in 2002 and 2001. Expected returns on plan assets were $158 million and $176 million in 2002 and 2001, respectively; actual losses were $161 million and $113 million, respectively. In accordance with FAS No. 87, "Employers' Accounting for Pensions," the actuarial loss will be recognized in the net periodic pension credit over the estimated average remaining service period of active employees expected to receive benefits. The Company's policy is to incorporate asset-related gains and losses into the asset value used to calculate the expected return on plan assets and into the calculation of amortization of unrecognized net actuarial loss over a four year period. As a result of all these factors, the Company's net pension credit (before the voluntary retirement program ("VRP")-related charge in 2002) is expected to decline by approximately $42 million in 2003.

        For purposes of measuring 2002 postretirement health care costs, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease to 5% for 2007 and remain at that level thereafter. For purposes of measuring health care obligations at Dec. 29, 2002, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5% for 2007 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$1,804	$(1,516)
Benefit obligation	$18,881	$(16,474)

Broadcast rights

        Broadcast rights consist principally of rights to broadcast syndicated programs, sports and feature films and are stated at the lower of cost or estimated net realizable value. The total cost of these rights is recorded as an asset and a liability when the program becomes available for broadcast. Syndicated program rights that have limited showings are generally amortized using an accelerated method as programs are aired. Sports and feature films rights are amortized using the straight-line method. At Dec. 29, 2002, the Company had a net broadcast rights asset of $740 million.

        The Company maintains an allowance for programming that is not expected to be aired by the end of the contract period. This allowance for excess inventory is based on a program-by-program review of the Company's five-year broadcast plans and historical write-off trends. The total reserve balance at Dec. 29, 2002 was $20 million. Actual write-offs in 2002 were $5 million. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

Goodwill and other intangible assets

        On Dec. 31, 2001, the first day of the Company's 2002 fiscal year, the Company adopted FAS 142, which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. The provisions of FAS 142 that pertain to impairment of intangible assets have superceded the impairment related provisions included in FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," beginning in fiscal year 2002. Under FAS 142, the impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values; the review under FAS 121 was based generally on projected future undiscounted cash flows. The estimated fair values of these assets subject to the impairment review were calculated as of Dec. 31, 2001 and Dec. 29, 2002 based on projected future discounted cash flow analyses. As a result of initially applying the new impairment provisions of FAS 142, the Company recorded a pretax charge of $271 million ($166 million after-tax, or $.50 per diluted share) in the first quarter of 2002. The charge related to certain of the Company's newspaper mastheads ($226 million), a Federal Communications Commission ("FCC") license ($43 million) and a television network affiliation agreement ($2 million), and is presented as the cumulative effect of a change in accounting principle in the Company's consolidated statements of income. The impairments were primarily the result of decreases in operating revenues compared to forecasts prepared at the dates the respective companies were acquired. The Company's goodwill and other intangible assets at Dec. 29, 2002 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets continuing to be amortized
Subscribers (useful life of 15 to 20 years)	$195,697	$(32,885)	$162,812
Other (useful life of 3 to 40 years)	18,002	(1,648)	16,354

Total	$213,699	$(34,533)	179,166

Goodwill and other intangibles no longer being amortized
Goodwill
Publishing			3,923,914
Broadcasting and Entertainment			1,402,231
Interactive			92,968

Total goodwill			5,419,113
Newspaper mastheads			1,575,814
FCC licenses			1,003,970
Network affiliation agreements			231,076
Tradename			7,932

Total			8,237,905

Total goodwill and other intangible assets			$8,417,071

        The Company will perform an impairment review of goodwill and certain intangible assets in the fourth quarter of each year. In the fourth quarter of 2002, the impairment review resulted in no further impairment charges. However, since the estimated fair values of these assets used in the impairment calculation are subject to change based on the Company's results and overall market conditions, future impairment charges are possible.

Self-insurance liabilities

        The Company self-insures for certain employee medical and disability benefits, workers' compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims, claim growth and claims incurred but not recorded. Actual experience, including claim frequency and severity as well as health care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks totaled $93 million and $90 million at Dec. 29, 2002 and Dec. 30, 2001, respectively.

Accounts receivable allowances

        The Company's accounts receivable are primarily due from advertisers. Credit is extended based on an evaluation of a customer's financial condition. The Company maintains an allowance for uncollectable accounts, rebates and volume discounts. At Dec. 29, 2002, the Company's allowance for accounts receivable was $67 million. During 2002, the Company incurred $56 million of bad debt write-offs and $42 million of rebates and volume discounts.

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

        Tribune completed the second step of the acquisition on June 12, 2000, following Tribune and Times Mirror shareholder approvals, through a merger of the two companies. In the merger, each remaining Times Mirror common share was converted, at the election of the shareholder, into 2.5 shares of Tribune common stock or, to the extent available, $95 in cash. The election to receive cash in the merger was available up to the balance of 28 million shares, reduced by Tribune's purchase of 23.1 million Times Mirror shares in the tender offer and Tribune's purchase of 0.2 million Times Mirror shares in the open market following the tender offer. In the merger, Tribune became obligated to pay approximately $447 million in cash for 4.7 million Times Mirror common shares at $95 per share. At Dec. 29, 2002, $432 million of this amount has been paid. Also, each remaining Times Mirror common share was converted into 2.5 shares of Tribune common stock. On June 12, 2000, Tribune issued a net 83 million common shares in exchange for a net 33.2 million Times Mirror common shares. These net amounts exclude 127 million shares of Tribune common stock, accounted for as treasury shares, which were exchanged for 51 million Times Mirror shares held by Times Mirror affiliates. In connection with the merger, Tribune settled 7.1 million Times Mirror stock options for $302 million in cash and converted approximately 6.4 million Times Mirror options into 16.1 million Tribune options. Shares of Times Mirror preferred stock were converted in the merger into shares of Tribune preferred stock with similar terms.

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

        The total acquisition cost of $8.3 billion was allocated to the assets acquired and liabilities assumed based on their respective fair values. A total of $5.9 billion, representing the excess of acquisition cost over the fair value of Times Mirror's net tangible assets, was allocated to intangible assets. The estimated fair values of the assets acquired and liabilities assumed of Times Mirror were as follows (in billions):

Current assets	$0.5
Property, plant and equipment	1.0
Assets held for sale	1.3
Identifiable intangible assets and goodwill	5.9
Other assets	1.5
Liabilities	(1.9)

Total purchase price	$8.3

        During the second quarter of 2000, Tribune announced its intention to sell Jeppesen, a former Times Mirror subsidiary that provides flight information services for airlines; Times Mirror Magazines, a publisher of special interest and leisure-oriented magazines; and AchieveGlobal, which Times Mirror had previously accounted for as a discontinued operation. Accordingly, Jeppesen, Magazines and AchieveGlobal were classified as assets held for sale and their operating results were excluded from the consolidated statements of income. On Oct. 4, 2000, Jeppesen was sold to The Boeing Company for $1.5 billion in cash. On Oct. 31, 2000, AchieveGlobal was sold to the Institute for International Research for approximately $100 million in cash, and on Nov. 30, 2000, Times Mirror Magazines was sold to Time, Inc. for $475 million in cash. Approximately $35 million of interest expense was allocated to assets held for sale during 2000.

        Because the Times Mirror acquisition did not involve the transfer of any broadcast station licenses, approval of the FCC was not required to complete the transaction. Under the FCC's current television/newspaper cross-ownership rule, companies are generally prohibited from owning both a newspaper and a broadcast license in the same market. The FCC's policy provides, however, that newly created television/newspaper combinations may be held until the next license renewal. License renewals for Tribune television properties affected by the Times Mirror acquisition are in years 2006 (KTLA-Los

Angeles) and 2007 (WPIX-New York and WTIC-Hartford). In June 2002, the FCC announced that it is consolidating the pending television/newspaper cross-ownership rulemaking with its other media ownership rule reviews. On Sept. 23, 2002, the FCC released a Notice of Proposed Rulemaking which requested public comment on the efficiency of the cross-ownership rule. In October 2002, the FCC released 14 studies commissioned by the FCC to provide information relevant to its analysis of all media ownership rules. The Company does not expect the FCC to act on the television/newspaper cross-ownership rule before the second quarter of 2003. If the cross-ownership rule is not modified at that time or relief is not granted by the time the licenses are due for renewal, a waiver will be needed to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, Hartford and New York markets. The Company cannot predict the outcome of the FCC cross-ownership rule review.

OTHER ACQUISITIONS

        The Company completed other acquisitions totaling approximately $162 million in 2002, $299 million in 2001 and $214 million in 2000 for cash and other consideration, including, in 2002, the value of two radio stations that were divested in an exchange transaction. The results of these operations are included in the consolidated statements of income since their respective dates of acquisition. None of these acquisitions were material to the Company's consolidated financial statements.

        On Dec. 26, 2001, Tribune signed a contract with Entercom Communications Corp. ("Entercom") to manage Tribune's three Denver radio stations, KOSI-FM, KKHK-FM and KEZW-AM. On Feb. 1, 2002, under the agreement, Entercom began managing the stations for up to three years, after which, pursuant to an option agreement, Entercom would have the right to purchase the stations for $180 million. During the term of the contract, the Company has the right to identify television assets for acquisition through one or more exchange transactions with Entercom. The results of the three Denver stations are included in the consolidated financial statements through Jan. 31, 2002. In February 2002, the Company began receiving from Entercom a monthly time brokerage fee, which is recorded in revenue.

        On July 24, 2002, the Company transferred certain assets of the Denver radio station group (KOSI-FM and KEZW-AM) with a value of $125 million to Entercom in exchange for the assets of WTTV-TV, Indianapolis, and its satellite station, WTTK-TV in Kokomo, Indiana, which Entercom acquired from Sinclair Broadcast Group for $125 million. The transactions were structured as a like-kind asset exchange for income tax purposes. The divestiture of the Denver radio station group assets was accounted for as a sale, and the acquisition of WTTV-TV and WTTK-TV was recorded as a purchase. In the third quarter of 2002, the Company recorded a pretax gain of $108 million ($66 million after-tax, or $.20 per diluted share) on the sale of the Denver radio station group assets. The monthly time brokerage fee that the Company receives from Entercom was reduced to reflect the sale of KOSI-FM and KEZW-AM.

        On Aug. 1, 2002, the Company acquired Chicago magazine from Primedia, Inc. for $35 million in cash. Chicago magazine, a monthly publication, serves as a reference guide for entertainment, dining, shopping and real estate for the Chicagoland area.

        In April 2001, the Company acquired Tower Distribution (formerly United Video), WGN Cable's distribution entity, and in August 2001, the Company acquired television station WTXX-Waterbury, which serves the Hartford, Connecticut market.

        On Feb. 3, 2000, the Company acquired the remaining interest in WATL, LLC (formerly Qwest Broadcasting, LLC), which owned television stations WATL-Atlanta and WNOL-New Orleans, for $107 million in cash and the conversion of notes and debt. The Company had owned a 33% equity interest and convertible debt in WATL, LLC since it was formed in 1995. The FCC's rule changes in

August 1999 permit Tribune to own both WNOL and the Company's WGNO-New Orleans television station.

RESTRUCTURING CHARGES

        In the first quarter of 2002, the Company recorded pretax restructuring charges of $27.3 million ($16.7 million after-tax) for various cost reduction initiatives. Approximately 300 full-time equivalent employee positions have been eliminated as a result of these initiatives. Pretax restructuring charges of $24.8 million were recorded at the publishing segment, $1.1 million at the broadcasting and entertainment segment, $0.2 million at the interactive segment and $1.2 million at corporate during 2002. These restructuring charges, consisting primarily of compensation expense, are presented as a separate line item in the consolidated statements of income. As a result of these cost reduction initiatives, the Company expects annual pretax savings, principally in compensation expense, of approximately $20 million. The Company began to realize the savings in the second quarter of 2002.

        A summary of the significant components of the pretax restructuring charges for the year ended Dec. 29, 2002, is as follows (in millions):

	Publishing	Broadcasting	Interactive	Corporate	Total
Severance costs	$18.0	$0.8	$0.2	$0.4	$19.4
Enhanced early retirement pension costs	2.2	—	—	—	2.2
Asset disposals	3.0	0.3	—	0.2	3.5
Lease termination costs	1.6	—	—	0.6	2.2

Total	$24.8	$1.1	$0.2	$1.2	$27.3

        During the 2001 second quarter, the Company announced a voluntary retirement program ("VRP"), which was offered to approximately 1,400 employees who met certain eligibility requirements. In addition, various other workforce reduction initiatives were implemented throughout the Company beginning in the second quarter. Approximately 1,700 full-time equivalent employee positions were eliminated as a result of the various initiatives. In 2001, the Company recorded pretax restructuring charges of $151.9 million ($92.6 million after-tax) for these initiatives. Pretax restructuring charges of $140.4 million were recorded at the publishing segment, $6.6 million at the broadcasting and entertainment segment, $2.9 million at the interactive segment and $2.0 million at corporate in 2001. These charges are presented as a separate line item in the consolidated statements of income. As a result of the VRP and other cost reduction initiatives, the Company expects annual pretax savings, principally in compensation expense, of approximately $60 million. Savings began in the fourth quarter of 2001 and were fully realized in fiscal year 2002.

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

        Accruals for the restructuring charges are included in "other current liabilities" on the consolidated balance sheets and amounted to $11.1 million and $21.0 million at Dec. 29, 2002 and Dec. 30, 2001, respectively. The accruals primarily consist of costs related to severance and lease termination costs.

        A summary of the activity with respect to the restructuring accruals is as follows (in millions):

Restructuring accrual at Dec. 31, 2000	$—
Restructuring charges(1)	50.9
Payments	(29.9)

Restructuring accrual at Dec. 30, 2001	$21.0
Restructuring charges(1)	21.6
Payments	(31.5)

Restructuring accrual at Dec. 29, 2002	$11.1

(1)
Represents severance, lease termination and other costs included in the restructuring accrual.

DISCONTINUED OPERATIONS

        On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies for approximately $686 million, including a related tax benefit of $22 million. The Company received $642 million in cash in the third quarter of 2000, and the remaining proceeds were received in January 2001. In the second quarter of 2000, Tribune recorded a one-time, after-tax loss on the sale of approximately $96 million. The accompanying consolidated financial statements reflect the education segment as discontinued operations. Discontinued operations in fiscal year 2000 are summarized as follows (in millions):

2000
Income from operations, net of tax	$10
Loss on disposal, net of tax benefit of $22 million and income during the holding period	(96)

Loss from discontinued operations, net of tax	$(86)

        The education segment reported operating revenues of $170 million for the first half of 2000.

NON-OPERATING ITEMS

        Fiscal years 2002, 2001 and 2000 included several non-operating items. Non-operating items for 2002 are summarized as follows (in millions, except per share data):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Loss on net change in fair values of derivatives and related investments	$—	$(165)	$(101)	$(.31)
Gain on sales of subsidiaries and investments	66	110	68.21
Loss on investment write-downs and other	—	(8)	(5)	(.01)
Income tax settlement adjustments	—	—	29.09

Total non-operating items	$66	$(63)	$(9)	$(.02)

        In 2002, changes in the fair values of the Company's derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $165 million. This loss resulted primarily from a $331 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was partially offset by a $169 million decrease in the fair value of the derivative component of the PHONES. Also in 2002, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value.

        In July 2002, the Company exchanged two of its Denver radio stations, KOSI-FM and KEZW-AM, for the assets of two television stations, WTTV-TV, Indianapolis, and its satellite station WTTK-TV, Kokomo, Indiana. The divestiture of the Denver radio station assets resulted in a pretax gain of $108 million.

        In 2002, the Company favorably resolved certain federal and state income tax issues. As a result, the Company reduced its income tax expense and liabilities by a total of $35 million. Approximately $29 million of the adjustments were classified as a non-operating item.

        Non-operating items for 2001 are summarized as follows (in millions, except per share data):

	Shares Sold	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Loss on net change in fair values of derivatives and related investments		$—	$(7)	$(5)	$(.01)
Gain on sale of AOL Time Warner common stock	2.2	75	75	46.14
Gain on sales of other investments		30	3	2.01
Loss on investment write-downs		—	(146)	(89)	(.29)

Total non-operating items		$105	$(75)	$(46)	$(.15)

        In 2001, changes in the fair values of the Company's derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $7 million. This loss resulted primarily from a $27 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $24 million decrease in the fair value of the derivative component of the PHONES. Also in 2001, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write-downs totaled $146 million and included investments accounted for under the equity method. The Company also sold 2.2 million shares of AOL Time Warner common stock and other investments during the year.

        Non-operating items for 2000 are summarized as follows (in millions, except per share data):

	Shares Sold	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Loss on net change in fair values of derivatives and related investments		$—	$(101)	$(62)	$(.20)
Gain on sale of Digital City and other investment		63	47	29.10
Gain on sale of AOL common stock	.3	17	13	8.03
Loss on investment write-downs		—	(108)	(66)	(.24)

Total non-operating items		$80	$(149)	$(91)	$(.31)

        In 2000, changes in the fair values of the Company's derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $101 million. This loss resulted primarily from a $747 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $636 million decrease in the fair value of the derivative component of the PHONES. Also in 2000, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write-downs totaled $108 million. The Company also sold its Digital City investment and shares of America Online ("AOL") common stock. AOL and Time Warner, Inc. merged in January 2001 and became AOL Time Warner.

NEW ACCOUNTING STANDARDS

        On Dec. 31, 2001, the first day of the Company's 2002 fiscal year, the Company adopted FAS 142, which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets has ceased beginning in fiscal year 2002. The adoption of this standard has substantially reduced the amount of amortization expense related to intangible assets, including goodwill. On an annual basis, amortization expense was reduced from $241 million in 2001 to $10 million in 2002. In addition, due to the adoption of this new standard by the Company's equity method investees, equity losses decreased by $11 million. In total, diluted earnings per share ("EPS") increased by $.62 in 2002 due to the reduction in amortization expense and equity losses.

        The provisions of FAS 142 that pertain to impairment of intangible assets have superceded the impairment related provisions included in FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under FAS 142, the annual impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values. Under FAS 121, the impairment review was based generally on projected future undiscounted cash flows. The estimated fair values of the assets subject to the impairment review were calculated as of Dec. 30, 2001 and Dec. 29, 2002 based on projected future discounted cash flow analyses. As a result of initially applying the new impairment provisions of FAS 142, the Company recorded a pretax charge of $271 million ($166 million after taxes, or $.50 per diluted share) in the first quarter of 2002. The charge related to certain of the Company's newspaper mastheads ($226 million), a FCC license ($43 million) and a television network affiliation agreement ($2 million), and is presented as the cumulative effect of a change in accounting principle in the Company's consolidated statement of income. The impairments were primarily the result of decreases in operating revenues compared to forecasts prepared at the dates the respective companies were acquired. No adjustments to intangible assets were required as a result of the impairment review conducted in the fourth quarter of 2002.

        In June 2002, the Financial Accounting Standards Board issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for costs associated with an exit or disposal activity, such as shutting down a location or facility, be recognized when the costs are incurred rather than at the date of a commitment to the exit or disposal plan. This statement will be applied prospectively to exit or disposal activities that are initiated after Dec. 31, 2002.

        In December 2002, the Financial Accounting Standards Board issued FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This statement will require prominent disclosure in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

OTHER DEVELOPMENTS

        On Dec. 30, 2002, the Company agreed to acquire the stock of KPLR-TV, St. Louis, and the assets of KWBP-TV, Portland, Oregon, from ACME Communications for a total of $275 million. The Company will acquire the stock of KPLR-TV for $200 million in cash. The acquisition of the assets of KWBP-TV will be structured as a like-kind asset exchange for income tax purposes. It will be funded with the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM), which have an estimated fair value of $55 million, plus $20 million in cash. The Company will account for the divestiture of KQMT-FM as a sale, and the acquisition of KWBP-TV as a purchase. The Company expects to record a gain of $30 million ($18 million after-tax, or $.05 per diluted share) on the sale of the KQMT-FM assets. The monthly time brokerage fee that the Company receives from Entercom Communications Corp. will terminate upon the closing of this acquisition. The Company expects the acquisitions of KPLR-TV and KWBP-TV to close late in the first quarter of 2003, pending regulatory approval.

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

RESULTS OF OPERATIONS

        The Company's fiscal year ends on the last Sunday in December. Fiscal year 2002 and 2001 comprised 52 weeks. Fiscal year 2000 comprised 53 weeks. The effect of the additional week in 2000 on the comparative financial statements taken as a whole is not significant.

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

        On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies. The accompanying consolidated financial statements reflect the education segment as a discontinued operation. The following discussion presents results from continuing operations.

Consolidated

        The Company's consolidated operating results for 2002, 2001 and 2000 are shown in the table below. Times Mirror operating results are included beginning on April 17, 2000.

				Change
	Actual 2002	Actual 2001	Actual 2000
(In millions, except per share data)				02-01		01-00
Operating revenues	$5,384	$5,253	$4,951	+	2%	+	6%
Operating profit(1)	$1,248	$650	$1,033	+	92%	-	37%
Net loss on equity investments	$(41)	$(61)	$(79)	-	33%	-	23%
Net income:
Continuing operations before cumulative effect of accounting change	$609	$111	$310	+	448%	-	64%
Discontinued operations	—	—	(86)		—	-	100%
Cumulative effect of accounting change, net(2)	(166)	—	—		*		—

Net income	$443	$111	$224	+	299%	-	50%

Diluted earnings per share:
Continuing operations before cumulative effect of accounting change	$1.80	$.28	$.99		*	-	72%
Discontinued operations	—	—	(.29)		—	-	100%
Cumulative effect of accounting change, net(2)	(.50)	—	—		*		—

Net income	$1.30	$.28	$.70	+	364%	-	60%

(1)
Operating profit includes $27 million and $152 million of restructuring charges in 2002 and 2001, respectively.

(2)
Refer to Note 7 to the Company's consolidated financial statements in Item 8 for further discussion.

*
Not meaningful

Earnings Per Share ("EPS")—Diluted EPS in 2002 was $1.30, up 364% from $.28 in 2001. The increases were primarily due to a rise in operating profit at publishing and broadcasting combined with improvements at interactive and reduced interest expense, partially offset by higher corporate expenses and the cumulative effect of an accounting change. Due to the non-amortization provisions of FAS 142, amortization expense decreased from $241 million in 2001 to $10 million in 2002 (see Note 7 to the Company's consolidated financial statements in Item 8). In 2002, the Company recorded an after-tax charge of $166 million ($.50 per diluted share) as a cumulative effect of an accounting change upon the adoption of FAS 142. Diluted EPS in 2001 was $.28, down 60% from $.70 in 2000. This decline resulted from operating profit shortfalls at publishing and broadcasting, partially offset by improvements at interactive and lower corporate expenses.

Supplemental Disclosure of Consolidated Operating Profit and Net Income—The following supplemental disclosure of consolidated operating profit and net income assumes that the non-amortization provisions of FAS 142 were adopted as of the beginning of the earliest period presented. This presentation is not in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for the historical analysis provided above. The adjusted data does not reflect the pretax impairment loss of $271 million that was recognized by the Company upon the adoption of FAS 142 in the first quarter of 2002 and does not consider what impairment charges may have been recorded had the Company adopted this pronouncement during 2001 or 2000. The adoption of this pronouncement is discussed further in Note 7 to the Company's consolidated financial statements in Item 8. Management believes the presentation below is useful for understanding the impact of this new accounting pronouncement on 2002 results.

				Change
	Actual 2002	Adjusted 2001	Adjusted 2000
(In millions, except per share data)				02-01		01-00
Operating revenues	$5,384	$5,253	$4,951	+	2%	+	6%
Operating profit before restructuring charges	$1,275	$1,034	$1,208	+	23%	-	14%
Restructuring charges	(27)	(152)	—	-	82%		*

Operating profit	$1,248	$882	$1,208	+	42%	-	27%

Net loss on equity investments	$(41)	$(50)	$(72)	-	18%	-	31%
Net income:
Continuing operations before cumulative effect of accounting change	$609	$309	$455	+	97%	-	32%
Discontinued operations	—	—	(109)		—	-	100%
Cumulative effect of accounting change, net(1)	(166)	—	—		*		—

Net income	$443	$309	$346	+	43%	-	11%

Net income includes the following expenses:
Restructuring charges, net of tax	$(17)	$(93)	$—	-	82%		*
Non-operating items, net of tax and minority interest	(9)	(46)	(93)	-	80%	-	51%

Total	$(26)	$(139)	$(93)	-	81%	+	49%

Diluted earnings per share:
Continuing operations before cumulative effect of accounting change	$1.80	$.90	$1.47	+	100%	-	39%
Discontinued operations	—	—	(.36)		—	-	100%
Cumulative effect of accounting change, net(1)	(.50)	—	—		*		—

Net income	$1.30	$.90	$1.11	+	44%	-	19%

Diluted earnings per share includes the following expenses:
Restructuring charges, net of tax	$(.05)	$(.28)	$—	-	82%		*
Non-operating items, net of tax and minority interest	(.02)	(.14)	(.31)	-	86%	-	55%

Total	$(.07)	$(.42)	$(.31)	-	83%	+	35%

(1)
Refer to Note 7 to the Company's consolidated financial statements in Item 8 for further discussion.

*
Not meaningful

Operating Revenues and Profit—Consolidated operating revenues, EBITDA and operating profit by business segment were as follows:

				Change
	Actual 2002	Actual 2001	Actual 2000
(In millions)				02-01		01-00
Revenues
Publishing	$3,863	$3,844	$3,443	+	1%	+	12%
Broadcasting and Entertainment	1,444	1,350	1,466	+	7%	-	8%
Interactive	77	59	42	+	29%	+	42%

Total operating revenues	$5,384	$5,253	$4,951	+	2%	+	6%

EBITDA before restructuring charges(1)
Publishing	$1,016	$851	$943	+	20%	-	10%
Broadcasting and Entertainment	517	452	564	+	14%	-	20%
Interactive	9	(20)	(44)		*	+	55%
Corporate expenses	(43)	(39)	(59)	-	11%	+	34%

Total before restructuring charges	1,499	1,244	1,404	+	20%	-	11%
Restructuring charges	(23)	(143)	—	-	84%		*

Total EBITDA	$1,476	$1,101	$1,404	+	34%	-	22%

Depreciation and amortization expense
Publishing	$168	$308	$242	-	45%	+	28%
Broadcasting and Entertainment	47	119	115	-	61%	+	3%
Interactive	6	12	9	-	55%	+	46%
Corporate expenses	3	3	5	-	8%	-	56%

Total depreciation and amortization expense	$224	$442	$371	-	49%	+	19%

Operating profit (loss) before restructuring charges(2)
Publishing	$848	$543	$701	+	56%	-	23%
Broadcasting and Entertainment	470	333	449	+	41%	-	26%
Interactive	3	(32)	(53)		*	+	39%
Corporate expenses	(46)	(42)	(64)	-	10%	+	35%

Total before restructuring charges	1,275	802	1,033	+	59%	-	22%
Restructuring charges	(27)	(152)	—	-	82%		*

Total operating profit	$1,248	$650	$1,033	+	92%	-	37%

(1)
EBITDA is defined as earnings before interest, taxes, depreciation, amortization, equity results, non-operating items and minority interest. The Company uses EBITDA along with operating profit and other GAAP measures to evaluate the financial performance of the Company's business segments. The Company has presented EBITDA because it is a common alternative measure of performance used by rating agencies, financial analysts and investors. These groups use EBITDA along with other measures as a means of evaluating a Company's ability to meet its debt service requirements and also as a way to estimate the value of a company. The Company's definition of EBITDA may not be consistent with that of other companies. EBITDA does not represent cash provided by operating activities as reflected in the Company's consolidated statements of cash flows, is not a measure of financial performance under generally accepted accounting principles ("GAAP") and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP.

(2)
Operating profit for each segment excludes interest income and expense, equity earnings and losses, non-operating items and income taxes. Operating profit before restructuring charges is a key metric used by the Company's chief operating decision maker, as defined by FAS No. 131, "Segment Reporting," to make decisions about resources to be allocated to a segment and assess its performance.

*
Not meaningful

        Consolidated operating revenues increased 2%, or $131 million, in 2002, due to improvements in publishing, broadcasting and entertainment and interactive revenues. Excluding all acquisitions and divestitures that affect comparability in the period presented ("on a comparable basis"), revenues were up 2%, or $96 million, in 2002, as a result of improvements at all three segments. Consolidated operating revenues increased 6%, or $302 million, in 2001, primarily due to the full-year effect of the Times Mirror acquisition. Excluding Times Mirror, revenues declined 8%, or $246 million. On a comparable basis, revenues were down 9% in 2001, primarily as a result of advertising revenue declines and soft market conditions.

        Consolidated operating profit increased 92%, or $598 million, in 2002. Consolidated operating profit, excluding restructuring charges, increased 59%, or $473 million, in 2002 due to improvements in publishing, broadcasting and entertainment and interactive, partially offset by higher corporate expenses. Publishing operating profit, excluding restructuring charges, rose 56% in 2002 primarily due to lower amortization and newsprint and ink expense combined with a rise in revenue at the newspapers. Broadcasting and entertainment operating profit, excluding restructuring charges, was up 41% in 2002 mainly due to a drop in amortization expense and an increase in television revenue, partially offset by an increase in broadcast rights expense. Interactive reported operating profit, before restructuring charges, of $3 million in 2002, compared with an operating loss of $32 million in 2001, mainly due to increased classified revenues, continued cost controls and a decrease in amortization expense. Due to adopting the non-amortization provisions of FAS 142, amortization expense decreased by $150 million, $74 million and $7 million in 2002 for publishing, broadcasting and entertainment and interactive, respectively.

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

        Consolidated EBITDA increased 34%, or $375 million, in 2002. Consolidated EBITDA, before restructuring charges, rose 20%, or $255 million, in 2002 primarily due to increases in publishing, broadcasting and entertainment and interactive. On a comparable basis, before restructuring charges, EBITDA increased 19%, or $238 million, in 2002. Consolidated EBITDA decreased 22%, or $303 million, in 2001. Consolidated EBITDA, before restructuring charges, fell 11%, or $160 million, in 2001 primarily due to declines in publishing and broadcasting and entertainment. On a comparable basis, EBITDA decreased 26% in 2001.

Supplemental Disclosure of Consolidated Depreciation and Amortization Expense and Operating Profit— The following supplemental disclosure of consolidated depreciation and amortization expense and operating profit assumes that the non-amortization provisions of FAS 142 were adopted as of the beginning of the earliest period presented. This presentation is not in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for the historical analysis provided above. The adjusted data does not reflect the pretax impairment loss of $271 million that was recognized by the Company upon the adoption of FAS 142 in the first quarter of 2002 and does not consider what impairment charges may have been recorded had the Company adopted this pronouncement during 2001 or 2000. The adoption of this pronouncement is discussed further in Note 7 to the Company's consolidated financial statements in Item 8. Management believes the presentation below is useful for understanding the impact of this new accounting pronouncement on 2002 results.

				Change
	Actual 2002	Adjusted 2001	Adjusted 2000
(In millions)				02-01		01-00
Depreciation and amortization expense
Publishing	$168	$157	$144	+	7%	+	9%
Broadcasting and Entertainment	47	45	43	+	4%	+	5%
Interactive	6	5	4	+	4%	+	31%
Corporate expenses	3	3	5	-	8%	-	56%

Total depreciation and amortization expense	$224	$210	$196	+	6%	+	7%

Operating profit (loss) before restructuring charges
Publishing	$848	$694	$799	+	22%	-	13%
Broadcasting and Entertainment	470	407	521	+	15%	-	22%
Interactive	3	(25)	(48)		*	+	48%
Corporate expenses	(46)	(42)	(64)	-	10%	+	35%

Total before restructuring charges	1,275	1,034	1,208	+	23%	-	14%
Restructuring charges	(27)	(152)	—	-	82%		*

Total operating profit	$1,248	$882	$1,208	+	42%	-	27%

*
Not meaningful

Operating Expenses—Consolidated operating expenses were as follows:

				Change
	Actual 2002	Actual 2001	Actual 2000
(In millions)				02-01		01-00
Cost of sales	$2,576	$2,705	$2,382	-	5%	+	14%
Selling, general and administrative	1,309	1,304	1,165		—	+	12%
Depreciation and amortization	224	442	371	-	49%	+	19%

Operating expenses before restructuring charges	4,109	4,451	3,918	-	8%	+	14%
Restructuring charges	27	152	—	-	82%		*

Total operating expenses	$4,136	$4,603	$3,918	-	10%	+	17%

*
Not meaningful

        Cost of sales decreased 5%, or $129 million, in 2002. On a comparable basis, cost of sales decreased 5%, or $133 million in 2002 primarily due to lower newsprint and ink and compensation expense, partially offset by an increase in broadcast rights amortization and distribution expense. Newsprint and ink expense, on a comparable basis, decreased 24%, or $133 million, as the average newsprint cost per ton decreased 23% and consumption declined 3%. On a comparable basis, compensation expense decreased 3%, or $29 million, primarily due to the voluntary retirement program initiated in 2001, outsourcing of certain circulation operations in Los Angeles and other reductions in force. The outsourcing of certain newspaper circulation functions and the mailing costs associated with a total market coverage product in Los Angeles increased distribution expense included in cost of sales by $27 million in 2002. On a comparable basis, broadcast rights amortization increased 3%, or $10 million, in 2002.

        Cost of sales increased 14%, or $323 million, in 2001 principally due to the full-year effect of the Times Mirror acquisition and other acquisitions. On a comparable basis, cost of sales increased $4 million in 2001. The growth was mainly due to increased compensation expense and higher broadcast rights amortization, partially offset by a decline in newsprint and ink expense. On a comparable basis, compensation expense increased 1%, or $7 million. Excluding Times Mirror, newsprint and ink expense was down 4%, or $7 million, as average newsprint prices increased 6% while consumption was down 10%. Broadcast rights amortization costs increased 1%, or $2 million, in 2001.

        Selling, general and administrative ("SG&A") expense rose $5 million in 2002. On a comparable basis, SG&A expense for 2002 increased $2 million. On a comparable basis, compensation expense rose 3%, or $22 million, in 2002. Other SG&A expenses, on a comparable basis, fell 8%, or $20 million, in 2002 largely due to continued cost control initiatives.

        SG&A expense increased 12%, or $139 million, in 2001 as a result of the full-year effect of the Times Mirror acquisition and other acquisitions. On a comparable basis, SG&A expense decreased 7%, or $44 million. On a comparable basis, general and administrative expense decreased 17%, or $16 million; sales and promotion costs were down $11 million; and compensation expense declined $6 million.

        The decrease in depreciation and amortization of intangible assets in 2002 reflects the adoption of the non-amortization provisions of FAS 142 at the beginning of fiscal year 2002, partially offset by the impact of acquisitions and capital expenditures. On an annual basis, amortization expense was reduced from $241 million in 2001 to $10 million in 2002. The increase in depreciation and amortization of intangible assets in 2001 reflects acquisitions and capital expenditures.

        The Company incurred pretax restructuring charges of $27 million in 2002 and $152 million during 2001 (see discussion in the "Restructuring Charges" section above).

Supplemental Disclosure of Consolidated Operating Expenses—The following supplemental disclosure of operating expenses assumes that the non-amortization provisions of FAS 142 were adopted as of the beginning of the earliest period presented. This presentation is not in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for the historical analysis provided above. The adjusted data does not reflect the pretax impairment loss of $271 million that was recognized by the Company upon the adoption of FAS 142 in the first quarter of 2002 and does not consider what impairment charges may have been recorded had the Company adopted this pronouncement during 2001 or 2000. The adoption of this pronouncement is discussed further in Note 7 to the Company's consolidated financial statements in Item 8. Management believes the presentation below is useful for understanding the impact of this new accounting pronouncement on 2002 results.

				Change
	Actual 2002	Adjusted 2001	Adjusted 2000
(In millions)				02-01		01-00
Cost of sales	$2,576	$2,705	$2,382	-	5%	+	14%
Selling, general and administrative	1,309	1,304	1,165		—	+	12%
Depreciation and amortization	224	210	196	+	6%	+	7%

Operating expenses before restructuring charges	4,109	4,219	3,743	-	3%	+	13%
Restructuring charges	27	152	—	-	82%		*

Total operating expenses	$4,136	$4,371	$3,743	-	5%	+	17%

*
Not meaningful

Publishing

Operating Revenues and Profit—In 2002, publishing contributed 72% of the Company's revenues and, before restructuring charges, 66% of its operating profits. Daily newspaper revenue is derived principally from advertising and circulation sales, which accounted for 76% and 17%, respectively, of the total publishing segment's revenues. Advertising revenue is comprised of three basic categories: retail, national and classified. Newspaper advertising volume is categorized as either full run linage, part run linage or preprint pieces. Circulation revenue results from the sale of newspapers. Other publications/services revenue accounted for 7% of the segment's total revenues and includes syndication of editorial products, advertising placement services, direct mail operations, cable television news programming, distribution of entertainment listings and other publishing-related activities.

        Explanations of certain categories used in this discussion are as follows:

Retail:	Display advertising from local retailers, such as department stores
National:	Display advertising by national advertisers that promote products or brand names on a nation-wide basis
Classified:	Local advertising listed together and organized by type (including help-wanted, real estate and automotive) and display advertisements in these same categories
Full run inches:	Advertising appearing in all editions of a newspaper
Part run inches:	Advertising appearing in only select editions or zones of a newspaper's market
Preprint pieces:	Advertising supplements prepared by advertisers and inserted into a newspaper

        The table below presents publishing operating revenues, EBITDA and operating profit. Times Mirror operating results are included beginning on April 17, 2000.

				Change
	Actual 2002	Actual 2001	Actual 2000
(In millions)				02-01		01-00
Operating revenues	$3,863	$3,844	$3,443	+	1%	+	12%
EBITDA before restructuring charges	$1,016	$851	$943	+	20%	-	10%
Restructuring charges	(22)	(134)	—	-	84%		*

EBITDA	$994	$717	$943	+	39%	-	24%

Depreciation and amortization expense	$168	$308	$242	-	45%	+	28%

Operating profit before restructuring charges	$848	$543	$701	+	56%	-	23%
Restructuring charges	(25)	(140)	—	-	82%		*

Operating profit	$823	$403	$701	+	105%	-	43%

*
Not meaningful

        The table below presents publishing operating revenues, EBITDA and operating profit assuming the acquisition of Times Mirror had occurred as of the beginning of 2000 ("on a pro forma basis").

(In millions)	Actual 2001	Pro Forma 2000	Change
Operating revenues	$3,844	$4,203	-	9%
EBITDA before restructuring charges	$851	$1,146	-	26%
Restructuring charges	(134)	—		*

EBITDA	$717	$1,146	-	37%

Depreciation and amortization expense	$308	$324	-	5%

Operating profit before restructuring charges	$543	$822	-	34%
Restructuring charges	(140)	—		*

Operating profit	$403	$822	-	51%

*
Not meaningful

        Publishing operating revenues in 2002 increased 1% to $3.9 billion, up from $3.8 billion in 2001, due mainly to acquisitions. Excluding the acquisitions of The Virginia Gazette (Feb. 2001), TV Data (May 2001) and Chicago magazine (August 2002) ("on a comparable basis"), operating revenues in 2002 were flat compared with 2001. For 2002, publishing EBITDA margin was 26%, up 4 percentage points from 2001, mainly due to lower operating expenses, primarily lower newsprint expense. EBITDA margins improved in most markets with Los Angeles and Chicago up 4 percentage points, and New York up 6 percentage points. In 2001, publishing operating revenues were up 12%, or $401 million, compared with 2000 primarily due to the full-year effect of the Times Mirror acquisition, partially offset by a decline in total advertising revenues. Assuming that the acquisition of Times Mirror had occurred as of the beginning of 2000 ("on a pro forma basis"), publishing revenues were down 9%, or $359 million. On a pro forma basis, advertising revenues fell 11% in 2001.

        Operating profit was up 105%, or $420 million, in 2002, and, before restructuring charges, operating profit increased 56%, or $305 million. On a comparable basis, operating profit, before restructuring charges, was up 55%, or $296 million, compared with 2001. Increases in publishing operating profit were mainly a result of a 9% decline in total operating expenses, primarily due to lower amortization and newsprint expense. Operating profit fell 43%, or $298 million in 2001. Operating profit, before restructuring charges, declined 23%, or $158 million, in 2001 over 2000. Excluding Times Mirror and restructuring charges in 2001, operating profit was down 30%, or $130 million. On a pro forma basis, before restructuring charges, operating profit decreased 34%, or $279 million, in 2001 primarily as a result of declines in advertising revenue.

Operating Revenues—Total publishing operating revenues, by classification, were as follows:

				Change
	Actual 2002	Actual 2001	Actual 2000
(In millions)				02-01		01-00
Advertising
Retail	$1,269	$1,231	$1,115	+	3%	+	10%
National	719	689	605	+	4%	+	14%
Classified	960	1,028	1,018	-	7%	+	1%

Total advertising	2,948	2,948	2,738		—	+	8%
Circulation	669	662	531	+	1%	+	25%
Other	246	234	174	+	5%	+	35%

Total operating revenues	$3,863	$3,844	$3,443	+	1%	+	12%

        On a pro forma basis, total publishing operating revenues, by classification for 2001 and 2000, were as follows:

(In millions)	Actual 2001	Pro Forma 2000	Change
Advertising
Retail	$1,231	$1,306	-	6%
National	689	764	-	10%
Classified	1,028	1,260	-	18%

Total advertising revenues	2,948	3,330	-	11%
Circulation	662	656	+	1%
Other	234	217	+	8%

Total operating revenues	$3,844	$4,203	-	9%

Advertising revenue and linage—Total operating revenues increased 1% in 2002 compared to 2001. Retail advertising revenue was up 3% for the year as increases in food, furniture/home furnishings and hardware were partially offset by decreases in electronics categories. Preprint revenues, which were the primary contributor to retail advertising growth, increased 11% led by a 14% increase in Los Angeles where new preprint facilities for daily inserting have become operational. Preprint revenue in Chicago and New York was up 12% and 7%, respectively. National advertising revenue rose 4%, or $30 million, in 2002 as increases in movies/entertainment, hi-tech (primarily wireless) and auto manufacturers were partially offset by a decrease in financial and travel categories. Classified advertising revenues were down 7%, or $68 million, in 2002. The decreases were due to a 25% decline in help-wanted advertising, partially offset by increases of 7% and 5% in auto and real estate advertising, respectively.

        In 2001, on a pro forma basis, retail advertising revenues declined 6% mainly due to lower department store, electronics and healthcare advertising. These declines were partially offset by higher food and drug advertising and furniture/home furnishings advertising. On the same basis, national advertising was down 10% mainly due to declines in hi-tech, financial, movies/entertainment/amusements and travel advertising, partially offset by higher auto manufacturers advertising. Classified advertising revenues fell 18% primarily due to a 36% decrease in help-wanted revenues and a 3% decrease in auto advertising, partially offset by a 7% increase in real estate advertising.

        Advertising volume data for 2002, 2001 and 2000 was as follows:

				Change
	Actual 2002	Actual 2001	Actual 2000
(In thousands)				02-01		01-00
Full run inches
Retail	6,258	6,580	6,422	-	5%	+	2%
National	3,581	3,509	2,928	+	2%	+	20%
Classified	10,041	10,345	9,776	-	3%	+	6%

Total full run	19,880	20,434	19,126	-	3%	+	7%
Part run inches	18,929	18,429	16,613	+	3%	+	11%

Total inches	38,809	38,863	35,739		—	+	9%

Preprint pieces (in millions)	12,421	11,298	9,570	+	10%	+	18%

        On a pro forma basis, 2001 and 2000 advertising volume was as follows:

(In thousands)	Actual 2001	Pro Forma 2000	Change
Full run inches
Retail	6,580	7,161	-	8%
National	3,509	4,079	-	14%
Classified	10,345	11,180	-	7%

Total full run	20,434	22,420	-	9%
Part run inches	18,429	19,311	-	5%

Total inches	38,863	41,731	-	7%

Preprint pieces (in millions)	11,298	11,532	-	2%

        Full run advertising linage decreased 3% in 2002 largely due to a drop in retail and classified advertising linage. Retail linage fell 5% mainly due to declines at Fort Lauderdale and Baltimore. Full run classified advertising linage was down 3% for the year. The decline in classified advertising linage was due to decreases at all the newspapers, except Fort Lauderdale which showed an improvement of 6%. Full run national advertising linage was up 2% in 2002 mainly due to increases at Hartford and Allentown. Part run advertising linage was up 3% in 2002 as increases at Los Angeles and Fort Lauderdale were partially offset by declines at Baltimore. Preprint advertising pieces rose 10% for the year, as all the newspapers showed improvements.

        In 2001, full run and part run linage trends are consistent with the Company's revenue trends. On a pro forma basis, full run advertising linage decreased mainly due to lower advertising at all of the Company's newspapers. On a pro forma basis, preprint advertising pieces were down 2% in 2001.

Circulation revenues—Circulation revenues were up 1% in 2002, primarily due to home delivery price increases in Los Angeles. Total daily circulation was down 2% in 2002 to 3,406,000 copies from 3,459,000 in 2001. Total average Sunday circulation was down slightly at 4,877,000 in 2002 compared with 4,890,000 in 2001. On a pro forma basis, circulation revenues increased 1% in 2001 as lower daily and Sunday copy sales were offset by a price increase in Los Angeles. Pro forma total average daily circulation decreased 4% in 2001 to 3,459,000 from 3,591,000 copies in 2000, and pro forma total average Sunday circulation declined slightly to 4,890,000 in 2001 from 4,904,000 copies in 2000.

Other revenues—Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues increased 5% in 2002 mainly due to acquisitions. On a comparable basis, other revenues were up 1%, or $2 million, in 2002 compared to 2001. On a pro forma basis, other revenues increased 8%, or $17 million, in 2001 primarily due to acquisitions. Excluding the acquisitions of TV Data and The Virginia Gazette, other revenues, on a pro forma basis, decreased 2%, or $4 million, in 2001 compared with 2000.

Operating Expenses—Publishing expenses, excluding restructuring charges, decreased 9%, or $286 million, in 2002. On a comparable basis, operating expenses declined 9%, or $291 million, primarily due to decreases in amortization, newsprint and ink, compensation and other cash expenses, partially offset by an increase in depreciation. Due to adopting the non-amortization provisions of FAS 142, amortization decreased from $157 million in 2001 to $7 million in 2002. On a comparable basis, newsprint and ink expense was down 24%, or $133 million, as average newsprint cost per ton decreased 23% while consumption declined 3%. On a comparable basis, compensation expense declined 2%, or $21 million, in 2002 due to the voluntary retirement program, outsourcing of certain circulation operations in Los Angeles and other reductions in work force, partially offset by a lower pension credit and higher management bonus expense. On a comparable basis, other cash expenses were down $2 million in 2002 as a result of continued cost controls, partially offset by the outsourcing of certain circulation functions and the mailing costs associated with a total market coverage product in Los Angeles. On a comparable basis, depreciation was up 7%, or $11 million, for the year primarily due to increases at Los Angeles from the new preprint facilities, the pagination system and other projects.

        Publishing operating expenses, excluding restructuring charges, increased 20%, or $558 million, in 2001 primarily due to the full-year effect of the Times Mirror acquisition. On a pro forma basis, operating expenses declined 2%, or $80 million, resulting mainly from lower costs for newsprint and ink, depreciation, amortization and compensation expenses. On a pro forma basis, newsprint and ink expense was down 5%, or $31 million, as average newsprint prices increased 3% and consumption declined 8%; compensation was down 2%, or $22 million; and depreciation and amortization expense declined 5%, or $16 million.

        Publishing reported restructuring charges of $25 million in 2002 and $140 million in 2001 (see discussion in the "Restructuring Charges" section above).

Supplemental Disclosure of Publishing Depreciation and Amortization Expense and Operating Profit— The following supplemental disclosure of depreciation and amortization expense and operating profit assumes that the non-amortization provisions of FAS 142 were adopted as of the beginning of the earliest period presented. This presentation is not in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for the historical analysis provided above. The adjusted data does not reflect the pretax impairment loss of $271 million that was recognized by the Company upon the adoption of FAS 142 in the first quarter of 2002 and does not consider what impairment charges may have been recorded had the Company adopted this pronouncement during 2001 or 2000. The adoption of this pronouncement is discussed further in Note 7 to the Company's consolidated financial statements in Item 8. Management believes the presentation below is useful for understanding the impact of this new accounting pronouncement on 2002 results.

				Change
	Actual 2002	Adjusted 2001	Adjusted 2000
(In millions)				02-01		01-00
Depreciation and amortization expense	$168	$157	$144	+	7%	+	9%

Operating profit before restructuring charges	$848	$694	$799	+	22%	-	13%
Restructuring charges	(25)	(140)	—	-	82%		*

Operating profit	$823	$554	$799	+	49%	-	31%

*
Not meaningful

Broadcasting and Entertainment

Operating Revenues and Profit—The following table presents broadcasting and entertainment operating revenues, EBITDA and operating profit for television and radio/entertainment. The Company's broadcasting operations at the end of 2002 included 24 television stations. Entertainment includes Tribune Entertainment and the Chicago Cubs.

				Change
	Actual 2002	Actual 2001	Actual 2000
(In millions)				02-01		01-00
Operating revenues
Television	$1,222	$1,130	$1,259	+	8%	-	10%
Radio/Entertainment	222	220	207	+	1%	+	6%

Total operating revenues	$1,444	$1,350	$1,466	+	7%	-	8%

EBITDA before restructuring charges
Television	$494	$426	$534	+	16%	-	20%
Radio/Entertainment	23	26	30	-	13%	-	14%

EBITDA before restructuring charges	517	452	564	+	14%	-	20%
Restructuring charges	(1)	(5)	—	-	84%		*

Total EBITDA	$516	$447	$564	+	15%	-	21%

Depreciation and amortization expense	$47	$119	$115	-	61%	+	3%

Operating profit before restructuring charges
Television	$453	$312	$424	+	45%	-	26%
Radio/Entertainment	17	21	25	-	22%	-	16%

Operating profit before restructuring charges	470	333	449	+	41%	-	26%
Restructuring charges	(1)	(7)	—	-	83%		*

Total operating profit	$469	$326	$449	+	44%	-	27%

*
Not meaningful

        Broadcasting and entertainment revenues rose 7%, or $94 million, in 2002 due mainly to increased television revenues. Television revenues rose 8%, or $92 million, primarily due to higher advertising revenues, partially offset by lower cable royalties. Television copyright royalties were $4 million in 2002 compared with $30 million in 2001. These royalties resulted from payments by cable systems and satellite carriers for television signals they deliver to subscribers outside the stations' local markets. Excluding the acquisitions of WGN Cable's distribution entity (April 2001), WTXX-Hartford (August 2001) and WTTV-Indianapolis (July 2002) ("on a same station basis"), television revenues were up 7% due to increases at all of the stations. Excluding the impact of acquisitions and copyright royalties, television revenues rose 9% in 2002 as compared with 2001. Radio and entertainment revenues increased 1% in 2002 due to a 10% increase in entertainment revenues and a 6% rise in Cubs revenues, partially offset by a 14% decline in radio revenues, mainly due to the disposition of the Denver stations.

        Broadcasting and entertainment revenues fell 8%, or $116 million, in 2001 due mainly to lower television revenues. Television revenues decreased 10%, or $129 million, primarily due to soft market conditions and the impact of the events of September 11th, which caused a loss in advertising revenues due to pre-emptions and cancellations. These declines were partially offset by higher copyright royalties and acquisitions. Television copyright royalties were $30 million in 2001 compared with $12 million in 2000. On a same station basis, television revenues were down 12% due to declines at all of the stations. Excluding the impact of acquisitions and copyright royalties, television revenues fell 13% in 2001 as compared with 2000. Radio revenues decreased 4% in 2001 due to declines at stations in Chicago and Denver. Entertainment/other revenues rose 10% in 2001 due to higher Cubs revenues and higher syndicated revenues from the show "Gene Roddenberry's Andromeda."

        Operating profit for broadcasting and entertainment increased 44%, or $143 million, in 2002. Operating profit for broadcasting and entertainment, before restructuring charges, was up 41%, or $137 million, in 2002 primarily due to increases in television operating profit. Television operating profit rose 45%, or $141 million, mainly as a result of lower amortization expense and increased advertising revenues, partially offset by an increase in broadcast rights expense. Due to adopting the non-amortization provisions of FAS 142, amortization decreased from $77 million in 2001 to $4 million in 2002. On a same station basis, television operating profit increased 44%, or $133 million, in 2002 compared with 2001.

        Operating profit for broadcasting and entertainment decreased 27%, or $123 million, in 2001. Operating profit for broadcasting and entertainment, before restructuring charges, was down 26%, or $116 million, in 2001 primarily due to revenue declines in television. Television operating profit decreased 26%, or $112 million, as a result of soft advertising conditions and the impact of the events of September 11th. On a same station basis, television operating profit decreased 29%, or $116 million, in 2001 compared with 2000.

Operating Expenses—Broadcasting and entertainment operating expenses, excluding restructuring charges, decreased 4%, or $43 million, in 2002. On a same station basis, broadcasting and entertainment operating expenses were down 5%, or $53 million, due to a drop in amortization expense and general and administrative costs, partially offset by increased compensation costs, higher broadcast rights amortization and a rise in television news, sales and promotion costs. On a same station basis, compensation costs rose 4%, or $14 million, broadcast rights amortization increased 3%, or $10 million, and television news, sales and promotion costs rose 4%, or $4 million. These increases were offset by a 95%, or $73 million, decline in amortization expense, an 18%, or $3 million, decline in radio group expenses and a 17%, or $6 million, decrease in general and administrative expenses.

        Broadcasting and entertainment operating expenses, excluding restructuring charges, were flat in 2001 compared with 2000 mainly due to a decrease in television expenses offset by higher Cubs players' salaries and acquisitions. On a same station basis, broadcasting and entertainment operating expenses were down 1%, or $12 million, due primarily to decreased television news, sales and promotion costs, partially offset by higher compensation costs. On a same station basis, television news, sales and promotion costs fell 13%, or $13 million, compensation costs grew 1%, or $4 million, broadcast rights amortization increased 1%, or $2 million, and other programming costs decreased 6%, or $2 million.

        Broadcasting and entertainment reported $1 million and $7 million in restructuring charges in 2002 and 2001, respectively (see discussion in "Restructuring Charges" section above).

Supplemental Disclosure of Broadcasting and Entertainment Depreciation and Amortization Expense and Operating Profit—The following supplemental disclosure of depreciation and amortization expense and operating profit assumes that the non-amortization provisions of FAS 142 were adopted as of the beginning of the earliest period presented. This presentation is not in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for the historical analysis provided above. The adjusted data does not reflect the pretax impairment loss of $271 million that was recognized by the Company upon the adoption of FAS 142 in the first quarter of 2002 and does not consider what impairment charges may have been recorded had the Company adopted this pronouncement during 2001 or 2000. The adoption of this pronouncement is discussed further in Note 7 to the Company's consolidated financial statements in Item 8. Management believes the presentation below is useful for understanding the impact of this new accounting pronouncement on 2002 results.

				Change
	Actual 2002	Adjusted 2001	Adjusted 2000
(In millions)				02-01		01-00
Depreciation and amortization expense	$47	$45	$43	+	4%	+	5%

Operating profit before restructuring charges
Television	$453	$385	$495	+	18%	-	22%
Radio/Entertainment	17	22	26	-	23%	-	16%

Operating profit before restructuring charges	470	407	521	+	15%	-	22%
Restructuring charges	(1)	(7)	—	-	83%		*

Total operating profit	$469	$400	$521	+	17%	-	23%

*
Not meaningful

Interactive

Operating Revenues and Profit—The following table presents interactive operating revenues, EBITDA and operating profit (loss). Times Mirror operating results are included beginning April 17, 2000.

				Change
	Actual 2002	Actual 2001	Actual 2000
(In millions)				02-01		01-00
Operating revenues	$77	$59	$42	+	29%	+	42%
EBITDA before restructuring charges	$9	$(20)	$(44)		*	+	55%
Restructuring charges	—	(2)	—	-	91%		*

EBITDA	$9	$(22)	$(44)		*	+	51%

Depreciation and amortization expense	$6	$12	$9	-	55%	+	46%

Operating profit (loss) before restructuring charges	$3	$(32)	$(53)		*	+	39%
Restructuring charges	—	(3)	—	-	94%		*

Operating profit (loss)	$3	$(35)	$(53)		*	+	33%

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

        Interactive operating revenues increased 29% to $77 million in 2002 compared with 2001 due mainly to higher classified and banner/sponsorship revenues. Classified revenues were up in 2002 due to a 38% increase in real estate, a 31% increase in auto and a 27% increase in recruitment. Operating revenues grew 42%, or $17 million, in 2001 compared with 2000 primarily as a result of the full-year effect of the Times Mirror acquisition. Assuming that the acquisition of Times Mirror occurred at the beginning of 2000 ("on a pro forma basis"), interactive revenues were up 24%, or $11 million, due to higher classified revenues for recruitment, auto and real estate.

        Interactive reported an operating profit, before restructuring charges, of $3 million in 2002. The improvement over 2001 results was due to higher revenues and lower operating expenses, mainly amortization, compensation and promotion costs. Due to adopting the non-amortization provisions of FAS 142, amortization decreased $7 million in 2002. The operating loss for 2001 fell 33% to $35 million compared with $53 million in 2000. The operating loss for 2001, excluding restructuring charges, decreased 39% to $32 million compared with $53 million in 2000 as a result of higher revenues and continued cost control initiatives. On a pro forma basis, before restructuring charges, the operating loss decreased 45% to $32 million compared with $59 million as a result of higher revenues and continued cost initiatives.

Operating Expenses—Interactive operating expenses include compensation, affiliate fees, promotion, outside services, amortization and depreciation. Interactive operating expenses, excluding restructuring charges, were down 20%, or $18 million, in 2002 mainly due to a decline in amortization, compensation and promotion expenses. Amortization declined $7 million due to the adoption of FAS 142. Compensation was down 17%, or $7 million, and promotion expenses declined 9%, or $1 million, in 2002 compared with 2001. Interactive operating expenses, excluding restructuring charges, were down 3%, or $3 million, in 2001 as a result of cost control initiatives, including the shutdown of the former Times Mirror Central Office. On a pro forma basis, before restructuring charges, operating expenses were down 14%, or $15 million, in 2001 primarily due to lower compensation, outside services and promotion expenses. On a pro forma basis, outside services expense was down 61%, or $7 million, compensation expense decreased 9%, or $4 million, and promotion expense declined 12%, or $1 million.

        Interactive reported restructuring charges of $0.2 million in 2002 and $2.9 million in 2001 (see discussion in the "Restructuring Charges" section above).

Supplemental Disclosure of Interactive Depreciation and Amortization Expense and Operating Profit— The following supplemental disclosure of depreciation and amortization expense and operating profit assumes that the non-amortization provisions of FAS 142 were adopted as of the beginning of the earliest period presented. This presentation is not in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for the historical analysis provided above. The adjusted data does not reflect the pretax impairment loss of $271 million that was recognized by the Company upon the adoption of FAS 142 in the first quarter of 2002 and does not consider what impairment charges may have been recorded had the Company adopted this pronouncement during 2001 or 2000. The adoption of this pronouncement is discussed further in Note 7 to the Company's consolidated financial statements in Item 8. Management believes the presentation below is useful for understanding the impact of this new accounting pronouncement on 2002 results.

				Change
	Actual 2002	Adjusted 2001	Adjusted 2000
(In millions)				02-01		01-00
Depreciation and amortization expense	$6	$5	$4	+	4%	+	31%

Operating profit (loss) before restructuring charges	$3	$(25)	$(48)		*	+	48%
Restructuring charges	—	(3)	—	-	94%		*

Operating profit (loss)	$3	$(28)	$(48)		*	+	41%

*
Not meaningful

Equity Results

				Change
	Actual 2002	Actual 2001	Actual 2000
(In millions)				02-01		01-00
Net loss on equity investments	$(41)	$(61)	$(79)	-	33%	-	23%

        Net loss on equity investments decreased 33% to $41 million in 2002 from $61 million in 2001 due to improvements at The WB Network and Classified Ventures, partially offset by higher losses at CareerBuilder. Due to the adoption of FAS 142 by the Company's equity method investees, the net loss on equity investments decreased by $11 million. The higher losses at CareerBuilder reflect Tribune's $18 million share of CareerBuilder's one-time tax charge resulting from its conversion to a Limited Liability Company in September 2002. This conversion from a standard "C Corporation" will generate cash tax savings for the Company in the future. Equity losses for 2002 also included the Company's $7.5 million share of a non-recurring charge at CareerBuilder, primarily due to staff reductions and asset write-downs. On Oct. 2, 2002, Gannett Co., Inc. acquired a one-third interest in CareerBuilder, joining Knight-Ridder, Inc. and the Company as an equal owner.

        Net loss on equity investments in 2001 decreased 23% to $61 million from $79 million in 2000 due to improvements at Classified Ventures, The WB Network and BrassRing, partially offset by higher losses at CareerBuilder. In November 2001, CareerBuilder acquired Headhunter.net for approximately $200 million. The Company and Knight-Ridder, Inc. each contributed half of the purchase price. During 2001, the Company wrote-down certain investments accounted for under the equity method (see discussion in the "Non-Operating Items" section above).

        See Note 8 to the Company's consolidated financial statements in Item 8 for discussion of the Company's investments in TMCT I and TMCT II which involve agreements with two of the Company's largest shareholders, Chandler Trust No. 1 and Chandler Trust No. 2.

Supplemental Disclosure of Equity Investments—The following supplemental disclosure of net loss on equity investments assumes that the non-amortization provisions of FAS 142 were adopted by the Company's equity method investees as of the beginning of the earliest period presented. This presentation is not in accordance with generally accepted accounting principles and should not be considered in isolation or as a substitute for the historical analysis provided above. The adjusted data does not reflect the pretax impairment loss of $271 million that was recognized by the Company upon the adoption of FAS 142 in the first quarter of 2002 and does not consider what impairment charges may have been recorded had the Company adopted this pronouncement during 2001 or 2000. The adoption of this pronouncement is discussed further in Note 7 to the Company's consolidated financial statements in Item 8. Management believes the presentation below is useful for understanding the impact of this new accounting pronouncement on 2002 results.

				Change
	Actual 2002	Adjusted 2001	Adjusted 2000
(In millions)				02-01		01-00
Net loss on equity investments	$(41)	$(50)	$(72)	-	18%	-	31%

Interest Income and Expense

				Change
	Actual 2002	Actual 2001	Actual 2000
(In millions)				02-01		01-00
Interest income	$9	$9	$33		—	-	73%
Interest expense	(213)	(255)	(241)	-	16%	+	6%

Net interest expense	$(204)	$(246)	$(208)	-	17%	+	18%

        Interest income remained flat at $9 million in 2002. Interest income decreased to $9 million in 2001, from $33 million in 2000, as a result of excess cash being used to fund the Times Mirror acquisition and to pay down debt.

        Interest expense decreased 16% in 2002 primarily due to lower outstanding debt and interest rates. Interest expense increased 6% in 2001 primarily due to interest on debt used to fund the Times Mirror acquisition and the assumption of Times Mirror's existing debt. Excluding the PHONES, the average debt level was $3.0 billion in 2002, $3.5 billion in 2001, and $3.4 billion in 2000. Including the PHONES, average debt levels were $3.5 billion in 2002, $4.3 billion in 2001 and $4.5 billion in 2000. Excluding the PHONES, outstanding debt was $2.7 billion at year-end 2002 and $3.4 billion at year-end 2001 and 2000. Including the PHONES, outstanding debt was $3.3 billion at year-end 2002 and $4.1 billion at year-end 2001 and 2000.

Other

        Corporate expenses for 2002, 2001 and 2000 were as follows:

				Change
	Actual 2002	Actual 2001	Actual 2000
(In millions)				02-01		01-00
Corporate expenses before restructuring charges	$(46)	$(42)	$(64)	+	10%	-	35%
Restructuring charges	(1)	(2)	—	-	38%		*

Corporate expenses	$(47)	$(44)	$(64)	+	8%	-	32%

*
Not meaningful

        Corporate expenses increased 8%, or $3 million, in 2002 compared to 2001. Excluding restructuring charges, corporate expenses in 2002 were up 10%, or $4 million, primarily as a result of the restoration of management bonuses. Corporate expenses decreased 32% to $44 million in 2001 compared with $64 million in 2000. Corporate expenses, excluding restructuring charges, in 2001 declined 35% to $42 million mainly due to the elimination of duplicate corporate expenses at Times Mirror and cost control initiatives.

        The effective tax rate decreased from 58.7% in 2001 to 35.3% in 2002 due to the elimination of the impact of amortization of intangibles resulting from the adoption of FAS 142 and a $35 million adjustment related to the favorable resolutions of certain state and federal income tax issues. The effective tax rate was 45.3% in 2000. The higher effective tax rate in 2001 compared with 2000 was mainly due to an increase in non-deductible amortization related to the Times Mirror acquisition.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by continuing operations was $897 million in 2002, up from $754 million in 2001 due to higher income from continuing operations. The Company expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and stock.

        Net cash used for investments totaled $192 million in 2002 compared with $506 million in 2001. The Company spent $187 million for capital expenditures and $38 million in cash for acquisitions during 2002. In addition, the Company spent $40 million for investments. In 2002, cash proceeds of $66 million were received by the Company in connection with the sale of investments and subsidiaries.

        Net cash used for financing activities was $665 million in 2002 and included repayments of long-term debt, payments of dividends and purchases of treasury stock, partially offset by sales of stock to employees. The Company repurchased approximately 0.8 million shares of its common stock for $32 million primarily related to Employee Stock Ownership Plan withdrawals. At Dec. 29, 2002, the Company had authorization to repurchase $1.7 billion of its common stock. The Company repaid $635 million of long-term debt in 2002. Dividends paid on common and preferred shares totaled $157 million in 2002. Quarterly dividends per share on common stock remained flat at $.11 in 2002.

        In connection with the Times Mirror acquisition, the Company purchased 28 million shares of Times Mirror common stock in 2000 for $95 per share, which was funded through existing cash and the issuance of commercial paper. As of Dec. 29, 2002, the Company has 0.2 million remaining Times Mirror shares to purchase for $15 million.

        The Company has revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.25 billion, of which $550 million expires in March 2003, $100 million expires in April 2003 and $600 million expires in December 2005. At Dec. 29, 2002, borrowings made under the revolving credit agreements are subject to interest at a rate of 1.65%. This rate is variable based on changes in LIBOR. At Dec. 29, 2002, no amounts were borrowed under these revolving credit agreements.

        The Company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. The Company's commercial paper is rated "A-1" and "F-2" by Standard & Poor's and Fitch, Inc., ("Fitch"), respectively. The Company's senior unsecured long-term debt was rated "A" by Standard & Poor's and "A-" by Fitch. On August 15, 2002, Moody's Investors Services ("Moody's") downgraded the senior unsecured long-term debt rating of the Company from A2 to A3 and its subordinated debt rating from A3 to Baa1. In addition, Moody's lowered the Company's commercial paper rating from P-1 to P-2. After the downgrade, Moody's indicated that the Company's debt ratings outlook is stable.

        The notes issued by the Company's ESOP are unconditionally guaranteed by the Company as to payment of principal and interest (see Notes 10 and 17 to the Company's consolidated financial statements in Item 8). Therefore, the unpaid balance of these borrowings ($34 million as of Dec. 29, 2002) is reflected in the accompanying consolidated balance sheets as long-term debt. The ESOP notes may be put to the Company if both Moody's and Standard & Poor's rate the Company's senior debt below "Baa3" and "BBB-," respectively.

        The table below presents long-term debt maturities, required payments under contractual agreements for broadcast rights recorded in the consolidated balance sheet and future minimum lease payments to be made under non-cancelable operating leases as of Dec. 29, 2002 (in thousands):

Fiscal Year	Long-term Debt	Broadcast Rights Contracts Payable(1)	Future Minimum Lease Payments	Total
2003	$46,368	$334,545	$55,700	$436,613
2004	193,403	213,269	47,849	454,521
2005	599,581	140,748	38,951	779,280
2006	308,564	89,179	32,027	429,770
2007	16,796	37,036	35,063	88,895
Thereafter	2,108,358	97,802	79,250	2,285,410

Total	$3,273,070	$912,579	$288,840	$4,474,489

(1)
The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not included in the financial statements (see Note 1 to the Company's consolidated financial statements in Item 8) or in the table above. These commitments totaled $266 million at Dec. 29, 2002. Payments for broadcast rights generally commence when the programs become available for broadcast.

        During 1998, Times Mirror, which was acquired by Tribune in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the IRS has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror's 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company's federal and state income tax liability would be approximately $600 million, plus interest. As of Dec. 29, 2002, the interest on the proposed taxes would be approximately $214 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. A tax reserve of $180 million, plus $45 million of interest, relating to these transactions is included in "other obligations" on the consolidated balance sheets. The IRS had originally proposed tax penalties of 20% with respect to these transactions. However, during the third quarter of 2002, the IRS notified the Company that its previously proposed penalties would not be asserted.

        In 2002, the Company reduced its income tax liabilities by a total of $35 million as a result of favorably resolving certain federal and state income tax issues. This adjustment was recorded as a reduction of income tax expense.

        The resolutions of the Company's tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

Capital Spending—The Company plans capital expenditures (not including business acquisitions) of somewhat above $200 million for 2003. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. It is expected that 2003 capital expenditures will be funded from cash flow generated from operations.

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

Outlook—Revenues for 2003 are expected to grow in the mid-single digit percent range and will continue to be affected by many factors, including changes in national and local economic conditions, consumer confidence, job creation and unemployment rates. Total operating expenses for 2003, excluding the 2002 restructuring charge, are expected to be up in the 5% range due to the restoration of merit pay increases in 2003, higher benefit costs related to a lower pension credit and higher medical expenses, and higher average newsprint prices. Equity losses are projected to total about $15 million for 2003. Net interest expense will be down slightly from 2002 due to a lower average debt level in 2003. The effective income tax rate for 2003 is expected to be approximately 39%.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk—All of the Company's borrowings are denominated in U.S. dollars. The Company's policy is to manage interest rate risk by issuing long-term debt and medium-term notes at fixed interest rates and short-term promissory notes.

        Information pertaining to the Company's debt at Dec. 29, 2002 is shown in the table below (in thousands).

Maturities	Fixed Rate Debt	Weighted Avg. Interest Rate	Variable Rate Debt	Weighted Avg. Interest Rate	Total Debt
2003(1)(2)	$105,318	6.8%	$348,529	1.5%	$453,847
2004	193,403	6.5%	—	—	193,403
2005	192,102	6.2%	—	—	192,102
2006	308,564	6.8%	—	—	308,564
2007	16,796	7.7%	—	—	16,796
Thereafter(3)	2,108,358	4.6%	—	—	2,108,358

Total at Dec. 29, 2002	$2,924,541		$348,529		$3,273,070

Fair Value at Dec. 29, 2002(4)	$3,240,123		$348,529		$3,588,652

(1)
As discussed in Note 10 to the Company's consolidated financial statements, medium-term notes (fixed rate debt) of $59 million and commercial paper (variable rate debt) of $349 million scheduled to mature in 2003 were classified as long-term and treated as maturing in 2005 for financial statement presentation purposes because of the Company's ability and intent to refinance these securities.

(2)
Includes $34 million of ESOP notes and $12 million of capitalized real estate obligation (both fixed rate debt). See Note 10 to the Company's consolidated financial statements in Item 8 for further discussion.

(3)
Includes $523 million of 2% PHONES, related to the Company's investment in AOL Time Warner common stock. At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. Interest on the debentures is paid quarterly at an annual rate of 2%. The Company also records non-cash interest expense on the discounted debt component of the PHONES. See Note 10 to the Company's consolidated financial statements in Item 8 for further discussion.

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

        Information pertaining to the Company's debt at Dec. 30, 2001 is shown in the table below (in thousands).

Maturities	Fixed Rate Debt	Weighted Avg. Interest Rate	Variable Rate Debt	Weighted Avg. Interest Rate	Total Debt
2002(1)(2)	$105,206	7.1%	$905,684	2.0%	$1,010,890
2003	105,150	6.8%	—	—	105,150
2004	193,303	6.5%	—	—	193,303
2005	192,083	6.2%	—	—	192,083
2006	308,548	6.8%	—	—	308,548
Thereafter(3)	2,285,608	4.6%	—	—	2,285,608

Total at Dec. 30, 2001	$3,189,898		$905,684		$4,095,582

Fair Value at Dec. 30, 2001(4)	$3,278,231		$905,684		$4,183,915

(1)
Medium-term notes (fixed rate debt) of $60 million and commercial paper (variable rate debt) of $540 million scheduled to mature in 2002 were presented as maturing in 2005 for financial statement presentation because of the Company's ability and intent to refinance these securities.

(2)
Includes $32 million of ESOP notes and $11 million of TMCT property finance obligation (both fixed rate debt). See Note 10 to the Company's consolidated financial statements in Item 8 for further discussion.

(3)
Includes $684 million of 2% PHONES, related to the Company's investment in AOL Time Warner common stock. At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. Interest on the debentures is paid quarterly at an annual rate of 2%. The Company also records non-cash interest expense on the discounted debt component of the PHONES. See Note 10 to the Company's consolidated financial statements in Item 8 for further discussion.

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

2002    The following analysis presents the hypothetical change at Dec. 29, 2002 in the fair value of the Company's common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock's price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price					Valuation of Investments Assuming Indicated Increase in Each Stock's Price
				Dec. 29, 2002 Fair Value
(In thousands)	-30%	-20%	-10%			+10%	+20%	+30%
Common stock investments in public companies	$35,009	$40,010	$45,012	$50,013	(1)	$55,014	$60,016	$65,017

(1)
Includes approximately 3.6 million shares of AOL Time Warner common stock valued at $44,926. Excludes 16.0 million shares of AOL Time Warner common stock. See discussion below in "Derivatives and Related Trading Securities."

        During the last 12 quarters preceding Dec. 29, 2002, market price movements caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in nine of the quarters, by 20% or more in six of the quarters and by 30% or more in four of the quarters.

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

(1)
Includes approximately 6.0 million shares of AOL Time Warner common stock valued at $133,640. Excludes 16.0 million shares of AOL Time Warner common stock. See discussion below in "Derivatives and Related Trading Securities."

        During the last 12 quarters preceding Dec. 30, 2001, market price movements caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in 10 of the quarters, by 20% or more in seven of the quarters and by 30% or more in five of the quarters.

Derivatives and Related Trading Securities    The Company issued 8.0 million PHONES in April 1999 indexed to the value of its investment in 16.0 million shares of AOL Time Warner common stock (see Note 10 to the Company's consolidated financial statements in Item 8). Beginning in the second quarter of 1999, this investment in AOL Time Warner is classified as a trading security, and changes in its fair value, net of the changes in the fair value of the related derivative component of the PHONES, are recorded in the statement of income.

        At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. At Dec. 29, 2002, the PHONES carrying value was approximately $523.4 million. Since the issuance of the PHONES in April 1999, changes in the fair value of the derivative component of the PHONES have partially offset changes in the fair value of the related AOL Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES and the related AOL Time Warner shares.

2002    The following analysis presents the hypothetical change at Dec. 29, 2002, in the fair value of the Company's 16.0 million shares of AOL Time Warner common stock related to the PHONES assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock's price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price				Valuation of Investments Assuming Indicated Increase in Each Stock's Price
				Dec. 29, 2002 Fair Value
(In thousands)	-30%	-20%	-10%		+10%	+20%	+30%
AOL Time Warner common stock	$139,328	$159,232	$179,136	$199,040	$218,944	$238,848	$258,752

        During the last 12 quarters preceding Dec. 29, 2002, market price movements have caused the fair value of the Company's 16.0 million shares in AOL Time Warner common stock to change by 10% or more in 11 of the quarters, by 20% or more in seven of the quarters and by 30% or more in five of the quarters.

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

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

INDEX TO FINANCIAL STATEMENTS
AND FINANCIAL STATEMENT SCHEDULE

Page
Report of Independent Accountants on Consolidated Financial Statements	57
Management's Responsibility for Financial Statements	58
Consolidated Statements of Income for each of the three fiscal years in the period ended December 29, 2002	59
Consolidated Balance Sheets at December 29, 2002 and December 30, 2001	60-61
Consolidated Statements of Shareholders' Equity for each of the three fiscal years in the period ended December 29, 2002	62-63
Consolidated Statements of Cash Flows for each of the three fiscal years in the period ended December 29, 2002	64
Notes to Consolidated Financial Statements	65
Financial Statement Schedule for each of the three fiscal years in the period ended December 29, 2002
Schedule II Valuation and qualifying accounts and reserves*	104

*
All other schedules required under Regulation S-X are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Shareholders of Tribune Company:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tribune Company and its subsidiaries at December 29, 2002 and December 30, 2001, and the results of their operations and their cash flows for each of the three years in the period ended December 29, 2002 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 7 to the consolidated financial statements, on December 31, 2001, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets."

PricewaterhouseCoopers LLP
Chicago, Illinois
January 29, 2003

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

        The consolidated financial statements were audited by PricewaterhouseCoopers LLP, independent accountants, and their report is shown on page 57. PricewaterhouseCoopers LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. The Company believes that all representations made to the independent accountants during their audits were valid and appropriate.

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

Dennis J. FitzSimons President and Chief Executive Officer	Donald C. Grenesko Senior Vice President/Finance and Administration

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

	Year Ended
	Dec. 29, 2002	Dec. 30, 2001	Dec. 31, 2000
Operating Revenues
Publishing
Advertising	$2,948,399	$2,947,318	$2,737,714
Circulation	669,471	662,377	531,265
Other	245,909	234,254	174,516

Total	3,863,779	3,843,949	3,443,495
Broadcasting and Entertainment	1,443,950	1,349,935	1,465,553
Interactive	76,699	59,482	41,782

Total operating revenues	5,384,428	5,253,366	4,950,830
Operating Expenses
Cost of sales (exclusive of items shown below)	2,576,282	2,705,153	2,381,509
Selling, general and administrative	1,309,107	1,304,118	1,165,683
Depreciation	212,879	200,829	191,465
Amortization of intangible assets (Note 7)	10,375	241,037	179,162
Restructuring charges (Note 3)	27,253	151,892	—

Total operating expenses	4,135,896	4,603,029	3,917,819

Operating Profit	1,248,532	650,337	1,033,011
Net loss on equity investments	(40,875)	(60,813)	(79,374)
Interest income	8,818	8,853	33,124
Interest expense	(213,309)	(254,521)	(240,708)
Loss on net change in fair values of derivatives and related investments	(165,100)	(7,682)	(100,965)
Gain on sales of subsidiaries and investments	110,088	78,358	59,504
Loss on investment write-downs and other	(8,199)	(145,581)	(107,505)

Income from Continuing Operations Before Income Taxes, Minority Interest and Cumulative Effect of Change in Accounting Principle	939,955	268,951	597,087
Income taxes	(331,376)	(157,815)	(270,351)
Minority interest expense, net of tax (Note 2)	—	—	(16,335)

Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	608,579	111,136	310,401
Loss from discontinued operations, net of tax (Note 4)	—	—	(86,015)

Income Before Cumulative Effect of Change in Accounting Principle	608,579	111,136	224,386
Cumulative effect of change in accounting principle, net of tax (Note 7)	(165,587)	—	—

Net Income	442,992	111,136	224,386
Preferred dividends, net of tax	(25,130)	(26,800)	(22,984)

Net Income Attributable to Common Shares	$417,862	$84,336	$201,402

Earnings Per Share (Note 1)
Basic:
Continuing operations before cumulative effect of change in accounting principle	$1.93	$.28	$1.06
Discontinued operations	—	—	(.32)
Cumulative effect of accounting change, net	(.55)	—	—

Net income	$1.38	$.28	$.74

Diluted:
Continuing operations before cumulative effect of change in accounting principle	$1.80	$.28	$.99
Discontinued operations	—	—	(.29)
Cumulative effect of accounting change, net	(.50)	—	—

Net income	$1.30	$.28	$.70

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)

	Dec. 29, 2002	Dec. 30, 2001
Assets
Current Assets
Cash and cash equivalents	$105,931	$65,836
Accounts receivable (less allowances of $67,368 and $81,212)	814,511	726,078
Inventories	47,462	49,442
Broadcast rights	326,557	303,845
Deferred income taxes	149,570	179,841
Prepaid expenses and other	80,623	38,949

Total current assets	1,524,654	1,363,991
Properties
Machinery, equipment and furniture	2,223,075	2,060,399
Buildings and leasehold improvements	919,945	822,667

	3,143,020	2,883,066
Accumulated depreciation	(1,586,497)	(1,400,042)

	1,556,523	1,483,024
Land	130,346	130,361
Construction in progress	112,757	224,939

Net properties	1,799,626	1,838,324
Other Assets
Broadcast rights	413,857	388,244
Goodwill	5,419,113	5,345,653
Other intangible assets, net	2,997,958	3,185,783
AOL Time Warner stock related to PHONES debt	199,040	529,600
Other investments	700,582	879,914
Prepaid pension costs	864,626	808,040
Other	158,872	145,318

Total other assets	10,754,048	11,282,552

Total assets	$14,078,328	$14,484,867

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)

	Dec. 29, 2002	Dec. 30, 2001
Liabilities and Shareholders' Equity
Current Liabilities
Long-term debt due within one year	$46,368	$410,890
Accounts payable	192,098	223,563
Employee compensation and benefits	208,551	159,979
Contracts payable for broadcast rights	334,545	298,165
Deferred income	87,962	84,167
Other	284,452	339,791

Total current liabilities	1,153,976	1,516,555
Long-Term Debt
PHONES debt related to AOL Time Warner stock	523,440	684,000
Other long-term debt (less portions due within one year)	2,703,262	3,000,692
Other Non-Current Liabilities
Deferred income taxes	2,081,092	2,143,205
Contracts payable for broadcast rights	578,034	522,854
Deferred compensation and benefits	385,181	372,204
Other obligations	513,243	594,189

Total other non-current liabilities	3,557,550	3,632,452
Commitments and Contingent Liabilities (Note 13)	—	—
Shareholders' Equity
Series B convertible preferred stock (without par value) Authorized: 1,600,000 shares; Issued and outstanding: 1,037,376 shares in 2002 and 1,141,450 shares in 2001 (liquidation value $220 per share)	227,408	250,146
Series C convertible preferred stock Authorized: 900,000 shares; Issued and outstanding: 88,519 shares (net of 354,077 treasury shares) (liquidation value $500 per share)	44,260	44,260
Series D-1 convertible preferred stock Authorized: 400,000 shares; Issued and outstanding: 76,194 shares (net of 304,778 treasury shares) (liquidation value $500 per share)	38,097	38,097
Series D-2 convertible preferred stock Authorized: 300,000 shares; Issued and outstanding: 49,020 shares (net of 196,080 treasury shares) (liquidation value $500 per share)	24,510	24,510
Common stock ($0.01 par value) Authorized: 1,400,000,000 shares; 536,886,513 shares issued	3,116	3,116
Additional paid-in capital	8,339,389	8,180,291
Retained earnings	4,516,291	4,231,467
Treasury common stock (at cost) 230,977,733 shares in 2002 and 238,680,840 shares in 2001	(7,047,670)	(7,118,509)
Treasury common stock held by Tribune Stock Compensation Fund (at cost) 202,431 shares in 2001	—	(8,313)
Unearned compensation related to ESOP	(33,772)	(66,255)
Accumulated other comprehensive income	28,471	72,358

Total shareholders' equity	6,140,100	5,651,168

Total liabilities and shareholders' equity	$14,078,328	$14,484,867

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except per share data)

			Accumulated Other Comprehensive Income	Convertible Preferred Stock
		Retained Earnings
	Total			Series B	Series C(1)	Series D-1(1)	Series D-2(1)
Balance at Dec. 26, 1999	$3,458,617	$4,184,037	$476,765	$281,093	$—	$—	$—
Comprehensive income:
Net income	224,386	224,386	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	(354,981)	—	(354,981)	—	—	—	—
Change in foreign currency translation adjustments, net	6,104	—	6,104	—	—	—	—
Change in interest rate swaps, net	8,569	—	8,569	—	—	—	—
Change in minimum pension liability, net	(686)	—	(686)	—	—	—	—

Comprehensive loss	(116,608)	—	—	—	—	—	—
Dividends declared:
Common ($.40 per share)	(107,085)	(107,085)	—	—	—	—	—
Series B preferred ($17.05 per share)	(20,702)	(20,702)	—	—	—	—	—
Series C, D-1 and D-2 preferred	(4,821)	(4,821)	—	—	—	—	—
Tax benefit on dividends paid to the ESOP (2)	2,649	2,649	—	—	—	—	—
Redemptions of convertible preferred stock	—	—	—	(15,303)	—	—	—
Shares issued for Times Mirror acquisition	8,207,023	—	—	—	44,260	38,097	24,510
Shares issued under option and stock plans	144,385	—	—	—	—	—	—
Shares held by Times Mirror affiliates at acquisition	(4,703,459)	—	—	—	—	—	—
Shares tendered as payment for options exercised	(81,062)	—	—	—	—	—	—
Purchases of treasury stock	(923,099)	—	—	—	—	—	—
Repayment of ESOP debt	30,078	—	—	—	—	—	—

Balance at Dec. 31, 2000	5,885,916	4,278,464	135,771	265,790	44,260	38,097	24,510
Comprehensive income:
Net income	111,136	111,136	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	(60,459)	—	(60,459)	—	—	—	—
Change in interest rate and newsprint swaps, net	(1,348)	—	(1,348)	—	—	—	—
Change in minimum pension liability, net	(1,606)	—	(1,606)	—	—	—	—

Comprehensive income	47,723	—	—	—	—	—	—
Dividends declared:
Common ($.44 per share)	(131,333)	(131,333)	—	—	—	—	—
Series B preferred ($17.05 per share)	(20,679)	(20,679)	—	—	—	—	—
Series C, D-1 and D-2 preferred	(8,056)	(8,056)	—	—	—	—	—
Tax benefit on dividends paid to the ESOP (2)	1,935	1,935	—	—	—	—	—
Redemptions of convertible preferred stock	—	—	—	(15,644)	—	—	—
Shares issued under option and stock plans	172,405	—	—	—	—	—	—
Shares tendered as payment for options exercised	(63,125)	—	—	—	—	—	—
Purchases of treasury stock	(264,880)	—	—	—	—	—	—
Repayment of ESOP debt	31,262	—	—	—	—	—	—

Balance at Dec. 30, 2001	5,651,168	4,231,467	72,358	250,146	44,260	38,097	24,510
Comprehensive income:
Net income	442,992	442,992	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	(55,972)	—	(55,972)	—	—	—	—
Change in interest rate and newsprint swaps, net	13,644	—	13,644	—	—	—	—
Change in minimum pension liability, net	(1,559)	—	(1,559)	—	—	—	—

Comprehensive income	399,105	—	—	—	—	—	—
Dividends declared:
Common ($.44 per share)	(133,038)	(133,038)	—	—	—	—	—
Series B preferred ($17.05 per share)	(18,010)	(18,010)	—	—	—	—	—
Series C, D-1 and D-2 preferred	(8,189)	(8,189)	—	—	—	—	—
Tax benefit on dividends paid to the ESOP (2)	1,069	1,069	—	—	—	—	—
Redemptions of convertible preferred stock	—	—	—	(22,738)	—	—	—
Conversions of LYONs debt securities	8,868	—	—	—	—	—	—
Shares issued under option and stock plans	398,881	—	—	—	—	—	—
Shares tendered as payment for options exercised	(160,088)	—	—	—	—	—	—
Purchases of treasury stock	(32,149)	—	—	—	—	—	—
Repayment of ESOP debt	32,483	—	—	—	—	—	—

Balance at Dec. 29, 2002	$6,140,100	$4,516,291	$28,471	$227,408	$44,260	$38,097	$24,510

(1)
Amounts are net of treasury stock.
(2)
Excludes the tax benefit on allocated preferred shares held by the ESOP, which was credited to income tax expense.

See Notes to Consolidated Financial Statements.

Common Stock and Additional Paid-In Capital		Treasury Common Stock		Treasury Common Stock Held by Tribune Stock Compensation Fund
Amount (at cost)	Shares	Amount (at cost)	Shares	Amount (at cost)	Shares	Unearned Compensation (ESOP)
$137,126	327,087	$(1,430,900)	(88,072)	$(61,909)	(1,223)	$(127,595)

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
(3,015)	—	18,318	1,117	—	—	—
8,100,156	209,800	—	—	—	—	—
(40,316)	—	15,984	813	168,717	4,241	—
—	—	(4,703,459)	(127,255)	—	—	—
—	—	—	—	(81,062)	(2,456)	—
—	—	(870,646)	(23,331)	(52,453)	(1,203)	—
—	—	—	—	—	—	30,078

8,193,951	536,887	(6,970,703)	(236,728)	(26,707)	(641)	(97,517)

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
(7,975)	—	23,619	1,154	—	—	—
(2,569)	—	48,998	2,330	125,976	2,995	—
—	—	(6,272)	(159)	(56,853)	(1,389)	—
—	—	(214,151)	(5,278)	(50,729)	(1,167)	—
—	—	—	—	—	—	31,262

8,183,407	536,887	(7,118,509)	(238,681)	(8,313)	(202)	(66,255)

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
(13,350)	—	36,088	1,665	—	—	—
4,082	—	4,786	219	—	—	—
168,366	—	220,908	10,104	9,607	237	—
—	—	(158,794)	(3,506)	(1,294)	(35)	—
—	—	(32,149)	(779)	—	—	—
—	—	—	—	—	—	32,483

$8,342,505	536,887	$(7,047,670)	(230,978)	$—	—	$(33,772)

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Year Ended
	Dec. 29, 2002	Dec. 30, 2001	Dec. 31, 2000
Operations
Income from continuing operations, net of cumulative effect of change in accounting principle	$442,992	$111,136	$310,401
Adjustments to reconcile income from continuing operations to net cash provided by continuing operations:
Loss on net change in fair values of derivatives and related investments	165,100	7,682	100,965
Gain on sales of subsidiaries and investments	(110,088)	(78,358)	(59,504)
Loss on investment write-downs and other	8,199	145,581	107,505
Minority interest expense, net of tax	—	—	16,335
Cumulative effect of accounting change, net of tax	165,587	—	—
Depreciation	212,879	200,829	191,465
Amortization of intangible assets	10,375	241,037	179,162
Net loss on equity investments	40,875	60,813	79,374
Deferred income taxes	92,456	61,190	(43,972)
Changes in working capital items excluding effects from acquisitions and dispositions:
Accounts receivable	(88,433)	77,004	30,655
Inventories, prepaid expenses and other current assets	(11,430)	(48,682)	27,850
Accounts payable, employee compensation and benefits, deferred income and accrued liabilities	(30,641)	(136,344)	2,174
Income taxes	(34,047)	16,018	122,714
Change in broadcast rights, net of liabilities	31,641	13,332	7,778
Change in prepaid pension costs	(56,586)	(8,132)	(30,206)
Other, net	57,880	90,469	77,939

Net cash provided by continuing operations	896,759	753,575	1,120,635
Net cash provided by assets held for sale and discontinued operations	—	—	10,607

Net cash provided by operations	896,759	753,575	1,131,242

Investments
Capital expenditures	(186,737)	(266,355)	(302,471)
Acquisition of Times Mirror, net of cash acquired (excluding stock issued)	(2,002)	(3,983)	(2,793,052)
Other acquisitions (excluding stock issued)	(35,549)	(225,067)	(111,723)
Investments	(39,932)	(141,179)	(233,959)
Net maturities of marketable securities	—	—	344,541
Proceeds from sale of discontinued operations, net of tax	—	22,163	642,253
Proceeds from sales of assets held for sale, net of tax	—	—	1,340,000
Proceeds from sales of subsidiaries and investments	66,415	105,282	161,751
Other, net	5,899	2,892	(1,170)

Net cash used for investments of continuing operations	(191,906)	(506,247)	(953,830)
Net cash used for investments of assets held for sale and discontinued operations	—	—	(60,270)

Net cash used for investments	(191,906)	(506,247)	(1,014,100)

Financing
Proceeds from issuance of long-term debt	—	394,149	513,605
Repayments of long-term debt	(634,917)	(351,698)	(187,445)
Sales of common stock to employees, net	159,593	83,282	104,357
Purchases of treasury common stock related to the ESOP	(31,401)	(32,141)	(37,344)
Purchases of treasury common stock by Tribune Stock Compensation Fund	—	(50,729)	(52,453)
Other purchases of treasury common stock	(748)	(182,010)	(833,302)
Dividends	(157,285)	(158,133)	(139,790)

Net cash used for financing of continuing operations	(664,758)	(297,280)	(632,372)

Net Increase (Decrease) in Cash and Cash Equivalents	40,095	(49,952)	(515,230)
Cash and cash equivalents, beginning of year	65,836	115,788	631,018

Cash and cash equivalents, end of year	$105,931	$65,836	$115,788

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

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—The Company is a media and entertainment company. Through its subsidiaries, the Company is engaged in newspaper publishing, television and radio broadcasting and entertainment, and the development and distribution of information and entertainment through the Internet.

Fiscal Year—The Company's fiscal year ends on the last Sunday in December. Fiscal years 2002 and 2001 comprised 52 weeks. Fiscal year 2000 comprised 53 weeks. The effect of the additional week in 2000 on the comparisons of the financial statements taken as a whole is not significant.

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

Presentation—Certain prior year financial information has been reclassified to conform to the current year presentation. The consolidated financial statements reflect the education segment, which was sold in September 2000, as a discontinued operation. Financial information presented in the notes to the consolidated financial statements exclude discontinued operations, except where noted.

        On Dec. 31, 2001, the Company adopted Financial Accounting Standard ("FAS") No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. See "Goodwill and Other Intangible Assets" below and Note 7.

Revenue Recognition—The Company's primary sources of revenue are from the sales of advertising space in published issues of its newspapers; newspapers to distributors and individual subscribers; and airtime on its television and radio stations. Newspaper advertising revenue is recorded, net of agency commissions, when advertisements are published in newspapers. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Broadcast revenue is recorded, net of agency commissions, when commercials are aired. Interactive advertising revenue is recognized ratably over the contract period or as services are delivered, as appropriate.

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

Accounts Receivable—The Company's accounts receivable are primarily due from advertisers. Credit is extended based on an evaluation of each customer's financial condition, and generally collateral is not required. The Company maintains an allowance for losses based upon the expected collectibility of accounts receivable.

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

Properties—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: 10 to 40 years for buildings, seven to 20 years for newspaper printing presses and three to 10 years for all other equipment. The Company capitalizes interest costs as part of the cost of constructing major facilities and equipment.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 7. On Dec. 31, 2001, the first day of the Company's 2002 fiscal year, the Company adopted FAS 142, which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. The provisions of FAS 142 that pertain to impairment of intangible assets have superceded the impairment related provisions included in FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of," beginning in fiscal year 2002. Under FAS 142, the impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values; the review under FAS 121 was based generally on projected future undiscounted cash flows. The estimated fair values of these assets subject to the impairment review were calculated as of Dec. 31, 2001 and Dec. 29, 2002 based on projected future discounted cash flow analyses. As a result of initially applying the new impairment provisions of FAS 142, the Company recorded a pretax charge of $271 million ($166 million after-tax, or $.50 per diluted share) in the first quarter of 2002. The charge related to certain of the Company's newspaper mastheads ($226 million), a Federal Communications Commission ("FCC") license ($43 million) and a television network affiliation agreement ($2 million), and is presented as the cumulative effect of a change in accounting principle in the Company's consolidated statements of income. The impairments were primarily the result of decreases in operating revenues compared to forecasts prepared at the dates the respective companies were acquired. No adjustments to intangible assets were required as a result of the impairment review conducted in the fourth quarter of 2002.

Investments—The Company records its investments in debt and equity securities at fair value, except for debt securities that the Company intends to hold to maturity and equity securities that are accounted for under the equity method or that are issued by private companies. Except for 16.0 million AOL Time Warner shares (see "Derivative Instruments" below), investments are currently classified as available-for-sale, and accordingly, the difference between cost and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income component of shareholders' equity.

Derivative Instruments—The Company adopted FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as of the beginning of the 1999 second quarter. FAS 133 requires all derivative instruments to be recorded in the balance sheet at fair value. Changes in the fair value of derivative instruments are either recognized periodically in income or shareholders' equity as a component of comprehensive income, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The provisions of FAS 133 affect the Company's accounting for its 8.0 million

Exchangeable Subordinated Debentures due 2029 ("PHONES"), its 4.6 million Debt Exchangeable for Common Stock Securities ("DECS") that matured Aug. 15, 2001, and its 0.4 million Premium Equity Participating Securities ("PEPS") that matured on March 15, 2001. These instruments are discussed in Note 10.

        Under the provisions of FAS 133, the initial value of the PHONES was split into a debt component and a derivative component. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. Beginning in the second quarter of 1999, changes in the fair value of the related 16.0 million AOL Time Warner shares are also recorded in the statement of income and should at least partially offset changes in the fair value of the derivative component of the PHONES. However, there have been and may continue to be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES and the related AOL Time Warner shares. The Company accounted for its DECS in a similar manner. The related 5.5 million Mattel shares were reclassified as trading securities beginning in the second quarter of 1999, and changes in their fair value, net of changes in the fair value of the derivative component of the DECS, were recorded in the statements of income until maturity on Aug. 15, 2001.

        In connection with the acquisition of The Times Mirror Company ("Times Mirror"), the Company assumed Times Mirror's 0.4 million PEPS and a related investment in 0.7 million AOL Time Warner shares. The 0.7 million AOL Time Warner shares were classified as trading securities, and changes in their fair value, net of changes in the fair value of the derivative component of the PEPS, were recorded in the statement of income until their maturity date. The PEPS matured on March 15, 2001 and were repaid with $26.2 million in cash.

        The carrying values of the Company's derivative instruments approximate fair value. The fair values of the PHONES, DECS and PEPS were determined by reference to market values resulting from trading on a national securities exchange.

        The Company assumed several interest rate swap agreements in connection with the Times Mirror acquisition. The interest rate swaps are used to manage exposure to market risk associated with changes in interest rates. The change in fair value of these swap agreements is recorded in the accumulated other comprehensive income component of shareholders' equity. At Dec. 29, 2002, the Company holds one remaining interest rate swap agreement. These instruments are discussed in Note 10.

Pension Plans—Retirement benefits are provided to employees through pension plans sponsored either by the Company or by unions. Under the Company-sponsored plans, pension benefits are primarily a function of both the years of service and the level of compensation for a specified number of years, depending on the plan. It is the Company's policy to fund the minimum for Company-sponsored pension plans as required by ERISA. Contributions made to union-sponsored plans are based upon collective bargaining agreements. Additional information is provided in Note 15.

Postretirement Benefits Other than Pensions—The Company provides certain health care and life insurance benefits for retired employees. The expected cost of providing these benefits is accrued over the years that the employees render services. It is the Company's policy to fund postretirement benefits as claims are incurred. Additional information is provided in Note 15.

Self-Insurance—The Company self-insures for certain employee medical and disability income benefits, workers' compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The recorded liabilities for self-insured risks totaled $93 million and $90 million at Dec. 29, 2002 and Dec. 30, 2001, respectively.

Deferred Income—Deferred income arises in the normal course of business from advance subscription payments for newspapers and prepaid ticket revenue related to the Chicago Cubs. Deferred income is recognized in the period which it is earned.

Stock-Based Compensation—The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations. Under APB 25, no compensation expense is recorded because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant. Disclosures required under FAS No. 123, "Accounting for Stock-Based Compensation," are provided in Note 17.

Income Taxes—The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred income taxes are provided in recognition of the temporary differences and are summarized in Note 14.

Comprehensive Income—Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. Other comprehensive income includes primarily gains and losses on marketable securities classified as available-for-sale. The Company's comprehensive income is summarized in Note 18.

New Accounting Standards—In June 2002, the Financial Accounting Standards Board issued FAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." This statement requires that a liability for costs associated with an exit or disposal activity, such as shutting down a location or facility, be recognized when the costs are incurred rather than at the date of a commitment to the exit or disposal plan. This statement will be applied prospectively to exit or disposal activities that are initiated after Dec. 31, 2002.

        In December 2002, the Financial Accounting Standards Board issued FAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This statement will require prominent disclosure in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results.

Earnings Per Share ("EPS")—Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. For 2002 and 2000, diluted EPS was computed based on the assumption that the Series B convertible preferred shares held by the Company's Employee Stock Ownership Plan ("ESOP," see Note 17) and the Liquid Yield Option Notes ("LYONs," see Note 10) were converted into common shares. The LYONs debt securities were assumed in the Times Mirror acquisition and were included in the calculation beginning on June 12, 2000 (see Note 2). In addition, weighted average common shares outstanding was also adjusted for the dilutive effect of stock options. The Company's stock options and convertible securities were included in the calculation of diluted EPS only when their effects were dilutive. The Company's convertible preferred stocks and the LYONs debt securities were not included in the calculation of diluted EPS in 2001 because their effects were antidilutive. There were 2.5 million, 28.3 million and 1.6 million antidilutive shares that were not included in the 2002, 2001 and 2000 calculation, respectively. The Company's Series C, D-1 and D-2 convertible preferred stocks, which were issued in conjunction with the Times Mirror merger, were not included in the calculation of diluted EPS because their effects were antidilutive.

        The computations of basic and diluted EPS were as follows (in thousands, except per share data):

	2002	2001	2000
Basic EPS:
Net income	$442,992	$111,136	$224,386
Preferred dividends, net of tax	(25,130)	(26,800)	(22,984)

Net income attributable to common shares	$417,862	$84,336	$201,402
Weighted average common shares outstanding	301,932	298,295	271,951

Basic EPS	$1.38	$0.28	$0.74

Diluted EPS:
Net income	$442,992	$111,136	$224,386
Additional ESOP contribution required assuming Series B preferred shares were converted, net of tax	(9,599)	—	(11,404)
Dividends on Series B preferred stock	—	(18,744)	—
Dividends on Series C, D-1 and D-2 preferred stock	(8,189)	(8,056)	(4,821)
LYONs interest expense, net of tax	6,218	—	3,268
Minority interest adjustment, net of tax	—	—	(318)

Adjusted net income	$431,422	$84,336	$211,111

Weighted average common shares outstanding	301,932	298,295	271,951
Assumed conversion of Series B preferred shares into common shares	17,132	—	19,405
Assumed exercise of stock options, net of common shares assumed repurchased with the proceeds	6,313	5,685	4,396
Assumed conversion of LYONs debt securities	7,089	—	3,979

Adjusted weighted average common shares outstanding	332,466	303,980	299,731

Diluted EPS	$1.30	$0.28	$0.70

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

        Tribune completed the second step of the acquisition on June 12, 2000, following Tribune and Times Mirror shareholder approvals, through a merger of the two companies. In the merger, each remaining Times Mirror common share was converted, at the election of the shareholder, into 2.5 shares of Tribune common stock or, to the extent available, $95 in cash. The election to receive cash in the merger was available up to the balance of 28 million shares, reduced by Tribune's purchase of 23.1 million Times Mirror shares in the tender offer and Tribune's purchase of 0.2 million Times Mirror shares in the open market following the tender offer. In the merger, Tribune became obligated to pay approximately $447 million in cash for 4.7 million Times Mirror common shares at $95 per share. At Dec. 29, 2002, $432 million of this amount has been paid. Each remaining Times Mirror common share was converted into 2.5 shares of Tribune common stock. On June 12, 2000, Tribune issued a net 83 million common shares in exchange for a net 33.2 million Times Mirror common shares. These net amounts exclude 127 million shares of Tribune common stock, accounted for as treasury shares, which were exchanged for 51 million Times Mirror shares held by Times Mirror affiliates. In connection with the merger, Tribune settled 7.1 million Times Mirror stock options for $302 million in cash and converted approximately 6.4 million Times Mirror options into 16.1 million Tribune options. Shares of Times Mirror preferred stock were converted in the merger into shares of Tribune preferred stock with similar terms.

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

        The total acquisition cost of $8.3 billion was allocated to the assets acquired and liabilities assumed based on their respective fair values. A total of $5.9 billion, representing the excess of acquisition cost over the estimated fair value of Times Mirror's net tangible assets, was allocated to intangible assets. The estimated fair values of the assets acquired and liabilities assumed of Times Mirror were as follows (in billions):

Current assets	$0.5
Property, plant and equipment	1.0
Assets held for sale, net of tax	1.3
Identifiable intangible assets and goodwill	5.9
Other assets	1.5
Liabilities	(1.9)

Total purchase price	$8.3

        During the second quarter of 2000, Tribune announced its intention to sell Jeppesen, a former Times Mirror subsidiary that provides flight information services for airlines; Times Mirror Magazines, a publisher of special interest and leisure-oriented magazines; and AchieveGlobal, which Times Mirror had previously accounted for as a discontinued operation. Accordingly, Jeppesen, Magazines and

AchieveGlobal were classified as assets held for sale and their operating results were excluded from the consolidated statements of income. On Oct. 4, 2000, Jeppesen was sold to The Boeing Company for $1.5 billion in cash. On Oct. 31, 2000, AchieveGlobal was sold to the Institute for International Research for approximately $100 million in cash, and on Nov. 30, 2000, Times Mirror Magazines was sold to Time, Inc. for $475 million in cash. Approximately $35 million of interest expense was allocated to assets held for sale during 2000.

        Because the Times Mirror acquisition did not involve the transfer of any broadcast station licenses, approval of the Federal Communications Commission ("FCC") was not required to complete the transaction. Under the FCC's current television/newspaper cross-ownership rule, companies are generally prohibited from owning both a newspaper and a broadcast license in the same market. The FCC's policy provides, however, that newly created television/newspaper combinations may be held until the next license renewal. License renewals for Tribune television properties affected by the Times Mirror acquisition are in years 2006 (KTLA-Los Angeles) and 2007 (WPIX-New York and WTIC-Hartford). In June 2002, the FCC announced that it is consolidating the pending television/newspaper cross-ownership rulemaking with its other media ownership rule reviews. On Sept. 23, 2002, the FCC released a Notice of Proposed Rulemaking which requested public comment on the efficiency of the cross-ownership rule. In October 2002, the FCC released 14 studies commissioned by the FCC to provide information relevant to its analysis of all media ownership rules. The Company does not expect the FCC to act on the television/newspaper cross-ownership rule before the second quarter of 2003. If the cross-ownership rule is not modified or relief is not granted by the time the licenses are due for renewal, a waiver will be needed to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, Hartford and New York markets. The Company cannot predict the outcome of the FCC cross-ownership rulemaking proceeding.

Other Acquisitions—The Company completed other acquisitions totaling approximately $162 million in 2002, $299 million in 2001 and $214 million in 2000 for cash and other consideration, including, in 2002, the value of two radio stations that were divested in an exchange transaction. The results of these operations are included in the consolidated statements of income since their respective dates of acquisition. None of these acquisitions were material in relation to the Company's consolidated financial statements.

        On Dec. 26, 2001, Tribune signed a contract with Entercom Communications Corp. ("Entercom") to manage Tribune's three Denver radio stations, KOSI-FM, KKHK-FM and KEZW-AM. On Feb. 1, 2002, under the agreement, Entercom began managing the stations for up to three years, after which, pursuant to an option agreement, Entercom would have the right to purchase the stations for $180 million. During the term of the contract, the Company has the right to identify television assets for acquisition through one or more exchange transactions with Entercom. The results of the three Denver stations are included in the consolidated financial statements through Jan. 31, 2002. In February 2002, the Company began receiving from Entercom a monthly time brokerage fee, which is recorded in revenue.

        On July 24, 2002, the Company transferred certain assets of the Denver radio station group (KOSI-FM and KEZW-AM) with a value of $125 million to Entercom in exchange for the assets of WTTV-TV, Indianapolis, and its satellite station, WTTK-TV in Kokomo, Indiana, which Entercom acquired from Sinclair Broadcast Group for $125 million. The transactions were structured as a like-kind asset exchange for income tax purposes. The divestiture of the Denver radio station group assets was accounted for as a sale, and the acquisition of WTTV-TV and WTTK-TV was recorded as a purchase. In the third quarter of 2002, the Company recorded a pretax gain of $108 million ($66 million after-tax) on the sale of the Denver radio station group assets. The monthly time brokerage fee that the Company receives from Entercom was reduced to reflect the sale of KOSI-FM and KEZW-AM.

        On Aug. 1, 2002, the Company acquired Chicago magazine from Primedia, Inc. for $35 million in cash. Chicago magazine, a monthly publication, serves as a reference guide for entertainment, dining, shopping and real estate for the Chicagoland area.

        In April 2001, the Company acquired Tower Distribution (formerly United Video), WGN Cable's distribution entity, and in August 2001, the Company acquired television station WTXX-Waterbury, which serves the Hartford, Connecticut market.

        On Feb. 3, 2000, the Company acquired the remaining interest in WATL, LLC (formerly Qwest Broadcasting, LLC), which owned television stations WATL-Atlanta and WNOL-New Orleans, for $107 million in cash and the conversion of notes and debt. The Company had owned a 33% equity interest and convertible debt in WATL, LLC since it was formed in 1995. The FCC's rule changes in August 1999 permit Tribune to own both WNOL and the Company's WGNO-New Orleans television station.

Supplemental Cash Flow Information—Information for acquisitions made in 2002, 2001 and 2000 is summarized in the table below (in thousands):

	2002	2001	2000
Fair value of assets acquired(1)	$164,355	$371,191	$10,325,056
Fair value of assets disposed in exchange transaction	(125,000)	—	—
Liabilities assumed and stock issued	(1,804)	(142,141)	(7,420,281)

Net cash paid	$37,551	$229,050	$2,904,775

(1)
Includes intangible assets, net of acquisition-related deferred taxes.

        Cash paid for interest and income taxes in 2002, 2001 and 2000 is summarized below (in thousands):

	2002	2001	2000
Interest	$195,717	$239,369	$214,364
Income taxes	$247,196	$173,736	$732,277

        In 2000, the Company made tax payments of approximately $400 million related to assets held for sale.

Non-Operating Items—Fiscal years 2002, 2001 and 2000 included several non-operating items. Non-operating items for 2002 are summarized as follows (in thousands):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on net change in fair values of derivatives and related investments	$—	$(165,100)	$(101,041)
Gain on sales of subsidiaries and investments	66,415	110,088	67,374
Loss on investment write-downs and other	—	(8,199)	(5,018)
Income tax settlement adjustments	—	—	29,379

Total non-operating items	$66,415	$(63,211)	$(9,306)

        In 2002, changes in the fair values of the Company's derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $165 million. This loss resulted primarily from a $331 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was partially offset by a $169 million decrease in the fair value of the derivative component of the PHONES. Also in 2002, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value.

        In July 2002, the Company exchanged two of its Denver radio stations, KOSI-FM and KEZW-AM, for the assets of two television stations, WTTV-TV, Indianapolis, and its satellite station WTTK-TV, Kokomo, Indiana. The divestiture of the Denver radio station assets resulted in a pretax gain of $108 million.

        In 2002, the Company favorably resolved certain federal and state income tax issues. As a result, the Company reduced its income tax expense and liabilities by a total of $35 million. Approximately $29 million of the adjustments were classified as a non-operating item.

        Non-operating items for 2001 are summarized as follows (in thousands):

	Shares Sold	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on net change in fair values of derivatives and related investments		$—	$(7,682)	$(4,685)
Gain on sale of AOL Time Warner common stock	2,200	75,066	74,896	45,679
Gain on sales of other investments		30,216	3,462	2,111
Loss on investment write-downs		—	(145,581)	(88,789)

Total non-operating items		$105,282	$(74,905)	$(45,684)

        In 2001, changes in the fair values of the Company's derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $7.7 million. This loss resulted primarily from a $27 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $24 million decrease in the fair value of the derivative component of the PHONES. Also in 2001, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write-downs totaled $146 million and included investments accounted for under the equity method. The Company also sold 2.2 million shares of AOL Time Warner common stock and other investments during the year.

        Non-operating items for 2000 are summarized as follows (in thousands):

	Shares Sold	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on net change in fair values of derivatives and related investments		$—	$(100,965)	$(61,960)
Gain on sale of Digital City and other investment		63,501	46,493	28,453
Gain on sale of AOL common stock	297	16,970	13,011	8,023
Loss on investment write-downs		—	(107,505)	(65,793)

Total non-operating items		$80,471	$(148,966)	$(91,277)

        In 2000, changes in the fair values of the Company's derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $101 million. This loss resulted primarily from a $747 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was substantially offset by a $636 million decrease in the fair value of the derivative component of the PHONES. Also in 2000, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write-downs totaled $108 million. The Company also sold its Digital City investment and shares of America Online ("AOL") common stock. AOL and Time Warner, Inc. merged in January 2001 and became AOL Time Warner.

NOTE 3: RESTRUCTURING CHARGES

        In the first quarter of 2002, the Company recorded pretax restructuring charges of $27.3 million ($16.7 million after-tax) for various cost reduction initiatives. Approximately 300 full-time equivalent employee positions have been eliminated as a result of these initiatives. Pretax restructuring charges of $24.8 million were recorded at the publishing segment, $1.1 million at the broadcasting and entertainment segment, $0.2 million at the interactive segment and $1.2 million at corporate during 2002. These restructuring charges, consisting primarily of compensation expense, are presented as a separate line item in the consolidated statements of income. As a result of these cost reduction initiatives, the Company expects annual pretax savings, principally in compensation expense, of approximately $20 million. The Company began to realize the savings in the second quarter of 2002.

        A summary of the significant components of the pretax restructuring charges for the year ended Dec. 29, 2002, is as follows (in millions):

	Publishing	Broadcasting	Interactive	Corporate	Total
Severance costs	$18.0	$0.8	$0.2	$0.4	$19.4
Enhanced early retirement pension costs	2.2	—	—	—	2.2
Asset disposals	3.0	0.3	—	0.2	3.5
Lease termination costs	1.6	—	—	0.6	2.2

Total	$24.8	$1.1	$0.2	$1.2	$27.3

        During the 2001 second quarter, the Company announced a voluntary retirement program ("VRP"), which was offered to approximately 1,400 employees who met certain eligibility requirements. In addition, various other workforce reduction initiatives were implemented throughout the Company beginning in the second quarter. Approximately 1,700 full-time equivalent employee positions were eliminated as a result of the various initiatives. In 2001, the Company recorded pretax restructuring charges of $151.9 million ($92.6 million after-tax) for these initiatives. Pretax restructuring charges of $140.4 million were recorded at the publishing segment, $6.6 million at the broadcasting and entertainment segment, $2.9 million at the interactive segment and $2.0 million at corporate in 2001. These charges are presented as a separate line item in the consolidated statements of income. As a result of the VRP and other cost reduction initiatives, the Company expects annual pretax savings, principally in compensation expense, of approximately $60 million. Savings began in the fourth quarter of 2001 and were fully realized in fiscal year 2002.

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

        Accruals for the restructuring charges are included in "other current liabilities" on the consolidated balance sheets and amounted to $11.1 million and $21.0 million at Dec. 29, 2002 and Dec. 30, 2001, respectively. The accruals primarily consist of costs related to severance and lease termination costs.

        A summary of the activity with respect to the restructuring accruals is as follows (in millions):

Restructuring accrual at Dec. 31, 2000	$—
Restructuring charges(1)	50.9
Payments	(29.9)

Restructuring accrual at Dec. 30, 2001	$21.0
Restructuring charges(1)	21.6
Payments	(31.5)

Restructuring accrual at Dec. 29, 2002	$11.1

(1)
Represents severance, lease termination and other costs included in the restructuring accrual.

NOTE 4: DISCONTINUED OPERATIONS

        On Sept. 5, 2000, the Company sold its education segment to The McGraw-Hill Companies for approximately $686 million, including a related tax benefit of $22 million. The Company received $642 million in cash in the third quarter of 2000, and the remaining proceeds were received in January 2001. In the second quarter of 2000, Tribune recorded a one-time, after-tax loss on the sale of approximately $96 million. The accompanying consolidated financial statements reflect the education segment as discontinued operations. Discontinued operations in fiscal year 2000 are summarized as follows (in thousands):

2000
Income from operations, net of tax	$9,743
Loss on disposal, net of tax benefit of $22 million and income during the holding period	(95,758)

Loss from discontinued operations, net of tax	$(86,015)

        The education segment reported operating revenues of $170 million for the first half of 2000.

NOTE 5: PRO FORMA INFORMATION

        The following table presents the unaudited pro forma results of operations of the Company for fiscal year 2000 as if the Times Mirror acquisition, the sale of the education segment, the acquisition of WATL, LLC (formerly Qwest Broadcasting, LLC) and the dispositions discussed in Notes 2 and 4 had occurred at the beginning of fiscal year 2000. The pro forma results may not be indicative of the results that would have been reported if the transactions had actually occurred at the beginning of fiscal year 2000, or of results that may be attained in the future. The following unaudited pro forma results do not reflect any synergies anticipated by the Company as a result of the acquisitions (in thousands, except per share data).

	2000
	As Reported	Pro Forma
Operating revenues	$4,950,830	$5,716,233
Income from continuing operations before cumulative effect of change in accounting principle	$310,401	$333,566
Net income	$224,386	$333,566
Basic EPS from continuing operations	$1.06	$1.00
Basic EPS	$0.74	$1.00
Diluted EPS from continuing operations	$0.99	$0.94
Diluted EPS	$0.70	$0.94

NOTE 6: INVENTORIES

        Inventories consisted of the following (in thousands):

	Dec. 29, 2002	Dec. 30, 2001
Newsprint (at LIFO)	$36,065	$37,607
Supplies and other	11,397	11,835

Total inventories	$47,462	$49,442

        Newsprint inventories are valued under the LIFO method and were equal to current cost at Dec. 29, 2002 and less than current cost by approximately $6.0 million at Dec. 30, 2001.

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

        On Dec. 31, 2001, the first day of the Company's 2002 fiscal year, the Company adopted FAS 142, which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets has ceased beginning in fiscal year 2002. The adoption of this standard has substantially reduced the amount of amortization expense related to intangible assets, including goodwill. On an annual basis, amortization expense was reduced from $241 million in 2001 to $10 million in 2002. In addition, due to the adoption of this new standard by the Company's equity method investees, equity losses decreased by $11 million from the 2001 level. In total, diluted EPS increased by $.62 in 2002 due to the reduction in amortization expense and equity losses.

        The following adjusted amounts assume the non-amortization provisions of FAS 142 were adopted at the beginning of fiscal year 2000. Reported 2001 and 2000 amounts are reconciled to adjusted amounts as follows (in thousands, except per share amounts):

	Year Ended Dec. 30, 2001
	Amount	Basic EPS	Diluted EPS
Reported net income	$111,136	$.28	$.28
Adjust: Goodwill amortization, net of tax	142,025.48		.45
Adjust: Newspaper masthead amortization, net of tax	28,642.10		.09
Adjust: FCC licenses amortization, net of tax	16,918.06		.05
Adjust: Network affiliation agreements amortization, net of tax	3,577.01		.01
Adjust: Net loss on equity investments, net of tax	6,664.02		.02

Adjusted net income	$308,962	$.95	$.90

	Year Ended Dec. 31, 2000
	Amount	Basic EPS	Diluted EPS
Reported net income	$224,386	$.74	$.70
Adjust: Goodwill amortization, net of tax	81,745.30		.28
Adjust: Newspaper masthead amortization, net of tax	20,380.08		.07
Adjust: FCC licenses amortization, net of tax	16,612.06		.05
Adjust: Network affiliation agreements amortization, net of tax	3,534.01		.01
Adjust: Net loss on equity investments, net of tax	4,670.02		.02
Adjust: Minority interest expense, net of tax	(5,248)	(.02)	(.02)

Adjusted net income	$346,079	$1.19	$1.11

        The provisions of FAS 142 that pertain to impairment of intangible assets have superceded the impairment related provisions included in FAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of." Under FAS 142, the annual impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values; the review under FAS 121 was based generally on projected future undiscounted cash flows. The estimated fair values of these assets subject to the impairment review were calculated as of Dec. 30, 2001 and Dec. 29, 2002 based on projected future discounted cash flow analyses. As a result of initially applying the new impairment provisions of FAS 142, the Company recorded a pretax charge of $271 million ($166 million after-tax, or $.50 per diluted share) in the first quarter of 2002. The charge related to certain of the Company's newspaper mastheads ($226 million), a Federal Communications Commission ("FCC") license ($43 million) and a television network affiliation agreement ($2 million), and is presented as the cumulative effect of a change in accounting principle in the Company's consolidated statements of income. The impairments were primarily the result of decreases in operating revenues compared to forecasts prepared at the dates the respective companies were acquired.

        Goodwill and other intangible assets at Dec. 29, 2002 and Dec. 30, 2001 consisted of the following (in thousands):

	Dec. 29, 2002			Dec. 30, 2001
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets continuing to be amortized
Subscribers (useful life of 15 to 20 years)	$195,697	$(32,885)	$162,812	$201,137	$(24,161)	$176,976
Other (useful life of 3 to 40 years)	18,002	(1,648)	16,354	5,332	(1,350)	3,982

Total	$213,699	$(34,533)	179,166	$206,469	$(25,511)	180,958

Goodwill and other intangibles no longer being amortized
Goodwill
Publishing			3,923,914			3,894,332
Broadcasting and Entertainment			1,402,231			1,358,353
Interactive			92,968			92,968

Total goodwill			5,419,113			5,345,653
Newspaper mastheads			1,575,814			1,801,415
FCC licenses			1,003,970			982,557
Network affiliation agreements			231,076			220,853
Tradename			7,932			—

Total			8,237,905			8,350,478

Total goodwill and other intangible assets			$8,417,071			$8,531,436

        The changes in the carrying amount of intangibles and goodwill for the year ended Dec. 29, 2002 were as follows (in thousands):

	Publishing	Broadcasting and Entertainment	Interactive	Total
Amortizable Intangibles
Balance as of Dec. 30, 2001	$107,855	$73,103	$—	$180,958
Amortization expense	(6,836)	(3,539)	—	(10,375)
Amortizable intangibles acquired during year	573	12,670	—	13,243
Amortizable intangibles written off related to divestitures	—	(4,660)	—	(4,660)

Balance as of Dec. 29, 2002	$101,592	$77,574	$—	$179,166

Goodwill no longer being amortized
Balance as of Dec. 30, 2001	$3,894,332	$1,358,353	$92,968	$5,345,653
Goodwill acquired during year	30,844	49,882	—	80,726
Goodwill written off related to divestitures	(1,262)	(6,004)	—	(7,266)

Balance as of Dec. 29, 2002	$3,923,914	$1,402,231	$92,968	$5,419,113

Other Intangibles no longer being amortized
Balance as of Dec. 30, 2001	$1,801,415	$1,203,410	$—	$3,004,825
FAS 142 impairment charge	(225,601)	(44,966)	—	(270,567)
Intangibles acquired during year	7,932	80,416	—	88,348
Intangibles written off related to divestitures	—	(3,814)	—	(3,814)

Balance as of Dec. 29, 2002	$1,583,746	$1,235,046	$—	$2,818,792

Total goodwill and other intangibles as of Dec. 29, 2002	$5,609,252	$2,714,851	$92,968	$8,417,071

        The Company will perform an impairment review of goodwill and intangible assets no longer being amortized in the fourth quarter of each year. In the fourth quarter of 2002, the impairment review resulted in no further impairment charges.

        Estimated annual amortization expense will be approximately $10 million for each of the next five years, excluding the effects of any acquisitions or dispositions subsequent to Dec. 29, 2002.

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

        At Dec. 29, 2002, the assets of TMCT I included 12.5 million shares of the Company's common stock and 442,596 shares of the Company's Series C preferred stock (collectively, "TMCT I Shares");

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

        The Company and the Chandler Trusts share in the cash flow of the various assets held by TMCT I. The cash flow from the Real Properties and the TMCT I Portfolio is largely allocated to the Chandler Trusts, while the cash flow from the TMCT I Shares is largely allocated to the Company. Due to the allocations of the economic benefits in TMCT I, for financial reporting purposes 80% of the TMCT I Shares are included in treasury stock, 80% of the preferred stock dividends on the Series C preferred stock are excluded from preferred stock dividends and 80% of the dividends on the common stock are effectively eliminated. The Company accounts for its 20% investment in the TMCT I Portfolio under the equity method. The Company's investment totaled $97.9 million and $103.8 million at Dec. 29, 2002 and Dec. 30, 2001, respectively. In 2002 and 2001, the Company recognized equity income of $2 million and $3 million, respectively, related to this investment. From April 17, 2000 through Dec. 31, 2000, the Company recognized $2 million of equity income related to this investment. In addition, during 2002 and 2000, the Company recorded pretax losses of $6 million and $1 million, respectively, related to the write-down of certain investments in the TMCT I Portfolio. The Company also recorded a $3 million realized gain in 2001 on the TMCT I Portfolio.

TMCT II—In 1999, Times Mirror completed a second transaction involving agreements with the Chandler Trusts, resulting in the formation of a new limited liability company, TMCT II, LLC ("TMCT II").

        At Dec. 29, 2002, the assets of TMCT II included 38.9 million shares of the Company's common stock, 380,972 shares of the Company's Series D-1 preferred stock and 245,100 shares of the Company's Series D-2 preferred stock (collectively, "TMCT II Shares"); preferred units issued by operating partnerships of eight unrelated real estate investment trusts ("REIT Interests"); and a portfolio of fixed income and equity investments ("TMCT II Portfolio"). TMCT II may invest a total of $560 million in venture capital or private equity investments. TMCT II recognizes unrealized losses on its venture capital and private equity investments and defers the recognition of unrealized gains on these investments until realized.

        The Company and the Chandler Trusts share in the cash flow of the various assets held by TMCT II. The cash flow from the REIT Interests and the TMCT II Portfolio is largely allocated to the Chandler Trusts. The cash flow from the TMCT II Shares is largely allocated to the Company. Due to the allocations of the economic benefits in TMCT II, for financial reporting purposes 80% of the TMCT II Shares are included in treasury stock, 80% of the preferred stock dividends on the Series D-1 and D-2 preferred stock are excluded from preferred stock dividends and 80% of the dividends on the common stock are effectively eliminated. The Company accounts for its 20% investments in the REIT Interests and the TMCT II Portfolio under the equity method. The Company's investment totaled $205.9 million and $215.3 million at Dec. 29, 2002 and Dec. 30, 2001, respectively. In 2002 and 2001, the Company recognized $10 million and $11 million, respectively, of equity income related to these investments. From April 17, 2000 through Dec. 31, 2000, the Company recognized $10 million of equity income related to these investments. In addition, during 2002, 2001 and 2000 the Company recorded pretax losses of $9 million, $16 million and $5 million, respectively, related to the write-down of certain investments in the TMCT II Portfolio.

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

NOTE 9: INVESTMENTS

        Investments consisted of the following (in thousands):

	Dec. 29, 2002	Dec. 30, 2001
AOL Time Warner stock related to PHONES debt	$199,040	$529,600
Other cost method investments	139,762	245,872
Equity investments in TMCT I and TMCT II	303,791	319,087
Other equity method investments	194,855	253,266
Debt securities	62,174	61,689

Total investments	$899,622	$1,409,514

        Cost method investments in public companies and debt securities were recorded at fair value in the consolidated balance sheets. At Dec. 29, 2002, the Company's cost method investments included public companies, mainly AOL Time Warner, and private companies, mainly The Golf Channel. The investment in AOL Time Warner at Dec. 29, 2002 consists of 19.6 million shares, which includes 16.0 million shares related to the PHONES (see Notes 1 and 10). The Company's equity method investments at Dec. 29, 2002 included the following private companies:

Company	% Owned
BrassRing	27%
CareerBuilder	33%
Central Florida News 13	50%
Classified Ventures	29%
La Opinion	50%
Legacy.com	40%
TMCT I(1)	20%
TMCT II(1)	20%
TV Food Network	31%
The WB Television Network	22%

(1)
See Note 8 for further discussion.

        The Company does not guarantee any indebtedness for any of its investees.

        In the third quarter of 2000, the Company invested $107 million in Career Holdings, a joint venture between the Company and Knight-Ridder, Inc. Career Holdings absorbed the operations of CareerPath.com and acquired CareerBuilder in 2000. In November 2001, CareerBuilder acquired Headhunter.net for approximately $200 million. The Company and Knight-Ridder each contributed half of the purchase price. In September 2002, CareerBuilder converted from a standard "C Corporation" to a Limited Liability Company. In October 2002, Gannett Co., Inc. acquired a one-third interest in CareerBuilder, joining Knight-Ridder and the Company as an equal owner.

        In 2002 and 2001, the Company concluded that the decline in the value of certain public and private investments was other than temporary and wrote down the investments to fair value. The loss in 2001 included write-downs of investments accounted for under the equity method of accounting. Non-cash, pretax losses totaled $18.3 million and $145.6 million in 2002 and 2001, respectively. See Note 2 for further discussion.

        During 2002, the Company sold several investments resulting in a pretax loss of $6.3 million. During 2001, the Company sold 2.2 million shares of AOL Time Warner stock, which resulted in a pretax gain of $74.9 million. Also in 2001, the Company sold several other investments for a pretax gain of $3.5 million. See Note 2 for further discussion.

        For investments classified as available-for-sale and recorded at fair value under FAS 115, the aggregate cost basis, unrealized gain and fair value were as follows (in thousands):

	Dec. 29, 2002			Dec. 30, 2001
	Cost Basis	Unrealized Gain	Fair Value	Cost Basis	Unrealized Gain	Fair Value
Marketable equity securities	$31,945	$18,721	$50,666	$37,233	$110,557	$147,790
Debt securities	62,174	—	62,174	61,689	—	61,689

        The difference between cost and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income component of shareholders' equity and amounted to a net gain of $11.5 million at Dec. 29, 2002 and $67.4 million at Dec. 30, 2001. The cost bases of the investments in the tables above are net of write-downs recorded in the consolidated statements of income.

NOTE 10: LONG-TERM DEBT

        Long-term debt consisted of the following (in thousands):

	Dec. 29, 2002	Dec. 30, 2001
Commercial paper, weighted average interest rate of 1.5% and 2.0%	$348,529	$905,684
Medium-term notes, weighted average interest rate of 6.2%, due 2002-2008	972,235	1,032,235
8.4% guaranteed ESOP notes, due 2002-2003	33,772	66,255
Capitalized real estate obligation, effective interest rate of 7.7%, expiring 2009 (see Note 8)	99,595	110,786
7.45% notes due 2009, net of unamortized discount of $4,908 and $5,630	395,092	394,370
7.25% debentures due 2013, net of unamortized discount of $6,308 and $6,914	141,907	141,301
LYONs due 2017, net of unamortized discount of $189,016 and $207,415	289,721	291,644
7.5% debentures due 2023, net of unamortized discount of $4,906 and $5,139	93,844	93,611
6.61% debentures due 2027, net of unamortized discount of $7,703 and $8,009	242,297	241,991
7.25% debentures due 2096, net of unamortized discount of $18,867 and $19,055	129,133	128,945
Other notes and obligations	3,505	4,760

Total debt excluding PHONES	2,749,630	3,411,582
Less portions due within one year	(46,368)	(410,890)

Long-term debt excluding PHONES	2,703,262	3,000,692
2% PHONES debt related to AOL Time Warner stock, due 2029	523,440	684,000

Total long-term debt	$3,226,702	$3,684,692

Medium-Term Notes—Notes issued under these programs generally have maturities from one to six years and may not be redeemed by the Company prior to maturity. As part of the Series D medium-term note program, the Company sold $100 million of 6.25% notes in 1996 that mature in 2026. These notes were put back to the Company in 2001 at 100% of the principal amount, plus accrued interest.

ESOP Notes—The notes issued by the Company's ESOP are unconditionally guaranteed by the Company as to payment of principal and interest (see Note 17). Therefore, the unpaid balance of these borrowings is reflected in the accompanying consolidated balance sheets as long-term debt. An amount equivalent to the unpaid balance of these borrowings, representing unearned employee compensation, is recorded as a reduction of shareholders' equity. The ESOP notes may be put to the Company if both Moody's and Standard & Poor's rate the Company's senior debt below "Baa3" and "BBB-," respectively. The Company's current Moody's and Standard & Poor's senior debt ratings are "A3" and "A," respectively.

Interest Rate Swaps—The Company is currently a party to one interest rate swap agreement assumed in connection with the Times Mirror merger. This swap agreement relates to the $100 million of 7.5% debentures due in 2023 and effectively converts the fixed 7.5% rate to a variable rate based on LIBOR. Another swap agreement which was associated with the $200 million of 6.65% notes matured in

October 2001. Changes in the fair value of these interest rate swap agreements are included in the accumulated other comprehensive income component of shareholders' equity.

Liquid Yield Options Notes ("LYONs")—The LYONs are zero coupon subordinated notes with an aggregate face value of $500 million and yield to maturity of 3.5%. Each LYON has a $1,000 face value and is convertible into common stock at the option of the holder at any time prior to maturity. At Dec. 29, 2002 and Dec. 30, 2001, 478,737 and 499,059 LYONs were outstanding, respectively. If conversion is elected, the Company will, at its option, deliver (a) 14.57 shares of common stock per LYON or (b) cash equal to the market value of such shares. The LYONs may be redeemed at any time by the Company for cash equal to the issuance price plus accrued original discount through the date of redemption. In addition, each LYON may be purchased by the Company, at the option of the holder, on April 15, 2007 or 2012. The amount payable for each LYON at these dates is approximately $625 and $791, respectively, which is equal to the issuance price plus accrued original discount through the date of redemption. The Company, at its option, may elect to pay the amount in cash or shares. In 2002, 15,000 LYONs were converted into common shares and 5,322 LYONs were redeemed for cash.

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

        Under the provisions of FAS 133, the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. The derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $584 million and $684 million at Dec. 29, 2002 and

Dec. 30, 2001, respectively. At Dec. 29, 2002 and Dec. 30, 2001, the discounted debt component and derivative component of the PHONES were as follows (in thousands):

	Dec. 29, 2002	Dec. 30, 2001
PHONES Debt:
Discounted debt component (at book value)	$422,640	$413,900
Derivative component (at fair value)	100,800	270,100

Total	$523,440	$684,000

AOL Time Warner stock related to PHONES (at fair value)	$199,040	$529,600

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

Other—Notes issued under the commercial paper program have maturities of less than 90 days. The Company intends to refinance $349 million of commercial paper and $59 million of medium-term notes, scheduled to mature by Dec. 29, 2003, and has the ability to do so on a long-term basis through existing revolving credit agreements. Accordingly, these notes were classified as long-term and treated as maturing in fiscal year 2005. At Dec. 29, 2002, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.25 billion, of which $550 million expires in March 2003, $100 million expires in April 2003 and $600 million expires in December 2005. No amounts were borrowed under these credit agreements at Dec. 29, 2002. These agreements contain various interest rate options and provide for annual fees based on a percentage of the commitment. Such fees totaled approximately $1.0 million in 2002, $1.6 million in 2001 and $1.0 million in 2000. Certain debt agreements limit the amount of secured debt the Company can incur without equally and ratably securing additional borrowings under those agreements.

Maturities—Debt at Dec. 29, 2002 matures as shown below (in thousands):

2003	$46,368
2004	193,403
2005	599,581
2006	308,564
2007	16,796
Thereafter	2,108,358

Total	$3,273,070

NOTE 11: CONTRACTS PAYABLE FOR BROADCAST RIGHTS

        Contracts payable for broadcast rights are classified as current or long-term liabilities in accordance with the payment terms of the contracts. Required payments under contractual agreements for broadcast rights recorded at Dec. 29, 2002 are shown in the table below (in thousands):

2003	$334,545
2004	213,269
2005	140,748
2006	89,179
2007	37,036
Thereafter	97,802

Total	$912,579

NOTE 12: FAIR VALUE OF FINANCIAL INSTRUMENTS

        Estimated fair values and carrying amounts of the Company's financial instruments were as follows (in thousands):

	Dec. 29, 2002		Dec. 30, 2001
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cost method investments	$377,184	$338,802	$775,622	$775,472
Debt securities	62,174	62,174	61,689	61,689
Debt	3,588,652	3,273,070	4,183,915	4,095,582
Contracts payable for broadcast rights	824,963	912,579	733,156	821,019

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

NOTE 13: COMMITMENTS AND CONTINGENCIES

        The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not included in the financial statements. These commitments totaled $266 million at Dec. 29, 2002. Payments for broadcast rights generally commence when the programs become available for broadcast.

        The Company had commitments totaling $325 million at Dec. 29, 2002 related to the purchase of inventory, property, plant and equipment and talent contracts. In addition, the Company has a commitment to purchase 450,000 metric tons of newsprint each year over the next five years at prevailing market prices at the time of purchase. The Company leases certain equipment and office and production space under various operating leases. Lease expense for 2002, 2001 and 2000 was $67.5 million, $68.6 million and $55.9 million, respectively. The table below presents the future minimum lease payments to be made under non-cancelable operating leases at Dec. 29, 2002 (in thousands):

2003	$55,700
2004	47,849
2005	38,951
2006	32,027
2007	35,063
Thereafter	79,250

Total	$288,840

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

NOTE 14: INCOME TAXES

        The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to income taxes reported in the consolidated statements of income (in thousands):

	2002	2001	2000
Income from continuing operations before income taxes, minority interest and accounting change	$939,955	$268,951	$597,087

Federal income taxes at 35%	$328,985	$94,133	$208,980
State and local income taxes, net of federal tax benefit	33,138	18,308	29,196
Amortization of intangibles	—	45,107	33,848
Income tax settlement adjustments	(35,387)	—	—
Other	4,640	267	(1,673)

Income taxes reported	$331,376	$157,815	$270,351

Effective tax rate	35.3%	58.7%	45.3%

        Components of income tax expense charged to income were as follows (in thousands):

	2002	2001	2000
Currently payable:
U.S. federal	$228,844	$159,650	$306,452
State and local	17,939	32,730	52,635

Sub-total	246,783	192,380	359,087
Deferred:
U.S. federal	73,804	(29,975)	(75,372)
State and local	10,789	(4,590)	(13,364)

Sub-total	84,593	(34,565)	(88,736)

Total	$331,376	$157,815	$270,351

        Significant components of the Company's net deferred tax liabilities were as follows (in thousands):

	Dec. 29, 2002	Dec. 30, 2001
Net properties	$245,054	$229,090
Net intangible assets	1,181,086	1,174,555
Pensions	334,074	313,520
Investments	387,723	490,914
PHONES interest	117,241	81,757
Other future taxable items	59,765	28,224

Total deferred tax liabilities	2,324,943	2,318,060

Broadcast rights	(15,001)	(15,442)
Postretirement and postemployment benefits other than pensions	(69,656)	(67,252)
Deferred compensation	(70,047)	(77,163)
Other accrued liabilities	(115,145)	(113,864)
Accrued employee compensation and benefits	(26,866)	(30,247)
Accounts receivable	(25,362)	(24,203)
Other investments	(60,067)	(18,968)
Other future deductible items	(11,277)	(7,557)
State operating loss carryforwards	(22,481)	(14,645)
Valuation allowances on state operating loss carryforwards	22,481	14,645

Total deferred tax assets	(393,421)	(354,696)

Net deferred tax liability	$1,931,522	$1,963,364

        The Company has approximately $446 million of operating loss carryforwards for state income tax purposes. These carryforwards arose in certain states primarily as a result of intercompany interest expense, royalty expense and management fees allocated to the Company's various subsidiaries, and expire between 2003 and 2022. The deferred tax assets related to these carryforwards total approximately $22.5 million, net of federal taxes. However, the Company believes it is more likely than not that the carryforwards will expire before being utilized. Therefore, in accordance with FAS No. 109, "Accounting for Income Taxes", the Company has established valuation allowances on all of the carryforwards. The state operating loss carryforwards and the related valuation allowances increased in 2002 due to the Company generating additional tax losses in certain states.

        During 1998, Times Mirror, which was acquired by Tribune in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the IRS has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror's 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company's federal and state income tax liability would be approximately $600 million, plus interest. As of Dec. 29, 2002, the interest on the proposed taxes would be approximately $214 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. A tax reserve of $180 million, plus $45 million of interest, relating to these transactions is included in "other obligations" on the consolidated balance sheets. The IRS had originally proposed tax penalties of 20% with respect to these transactions. However, during the third quarter of 2002, the IRS notified the Company that its previously proposed penalties would not be asserted.

        In 2002, the Company reduced its income tax liabilities by a total of $35 million as a result of favorably resolving certain federal and state income tax issues. This adjustment was recorded as a reduction of income tax expense.

        The resolutions of the Company's tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

NOTE 15: PENSION AND POSTRETIREMENT BENEFITS

Employee Pension Plans—In connection with the establishment of the Tribune Company ESOP in 1988, Tribune amended its company-sponsored pension plan for employees not covered by a collective bargaining agreement. The Tribune Company pension plan continued to provide substantially the same pension benefits as under the pre-amended plan until December 1998. After this date, Tribune pension benefit credits were frozen in terms of pay and service.

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

        Summarized information for the Company's pension and postretirement plans is provided below (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Dec. 29, 2002	Dec. 30, 2001	Dec. 29, 2002	Dec. 30, 2001
Change in benefit obligations:
Benefit obligations, beginning of year	$1,149,359	$1,029,287	$203,451	$149,177
Service cost	20,806	17,489	4,172	3,171
Interest cost	80,430	77,009	14,187	11,055
Plan amendments	(27,274)	—	—	—
Special VRP termination benefits	2,236	79,553	—	12,187
Actuarial loss	73,374	94,295	17,618	38,117
Benefits paid	(113,447)	(148,274)	(15,013)	(10,256)

Benefit obligations, end of year	1,185,484	1,149,359	224,415	203,451

Change in plans' assets:
Fair value of plans' assets, beginning of year	1,488,544	1,745,653	—	—
Actual loss on plans' assets	(161,223)	(113,035)	—	—
Employer contributions	4,819	4,200	15,013	10,256
Benefits paid	(113,447)	(148,274)	(15,013)	(10,256)

Fair value of plans' assets, end of year	1,218,693	1,488,544	—	—

Funded (underfunded) status of the plans	33,209	339,185	(224,415)	(203,451)
Unrecognized net actuarial loss	858,096	469,901	47,130	30,469
Unrecognized prior service cost	(25,820)	1,507	52	59
Unrecognized transition asset	(859)	(2,553)	—	—

Prepaid (accrued) benefit cost	$864,626	$808,040	$(177,233)	$(172,923)

        The components of net periodic benefit cost (credit) for Company-sponsored plans were as follows (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2002	2001	2000	2002	2001	2000
Service cost	$20,806	$17,489	$16,368	$4,172	$3,171	$2,633
Interest cost	80,430	77,009	58,607	14,187	11,055	7,757
Expected return on plans' assets	(157,534)	(175,819)	(134,412)	—	—	—
Recognized actuarial (gain) loss	3,936	(565)	(368)	1,139	(977)	(1,165)
Amortization of prior service costs	53	116	105	6	6	7
Amortization of transition asset	(1,695)	(1,715)	(1,570)	—	—	—

Total before special VRP termination benefits	(54,004)	(83,485)	(61,270)	19,504	13,255	9,232
Special VRP termination benefits	2,236	79,553	—	—	12,187	—

Net periodic benefit cost (credit)	$(51,768)	$(3,932)	$(61,270)	$19,504	$25,442	$9,232

        Weighted average assumptions used each year in accounting for pension benefits and other postretirement benefits were:

	Pension Benefits		Other Postretirement Benefits
	2002	2001	2002	2001
Discount rate for expense	7.25%	7.75%	7.25%	7.75%
Discount rate for obligations	6.75%	7.25%	6.75%	7.25%
Increase in future salary levels for expense	4.0%	4.0%	—	—
Increase in future salary levels for obligations	3.75%	4.0%	—	—
Long-term rate of return on plans' assets	9.00%	9.75%	—	—

        In 2003, the Company expects to lower its long-term rate of return assumption to 8.5%. The reduction in the rate of return reflects the recent returns in the overall equity market. The Company's pension assets of $1.2 billion at Dec. 29, 2002 are invested approximately 75% in equity investments and 25% in fixed income securities. At Dec. 29, 2002, the Company's prepaid pension asset included an unrecognized net actuarial loss of $858 million. A significant portion of this net actuarial loss resulted from the difference between the Company's expected returns on plan assets and the actual losses on plan assets in 2002 and 2001. Expected returns on plan assets were $158 million and $176 million in 2002 and 2001, respectively; actual losses were $161 million and $113 million, respectively. In accordance with FAS No. 87, "Employers' Accounting for Pensions," the actuarial loss will be recognized in the net periodic pension credit over the estimated average remaining service period of active employees expected to receive benefits. The Company's policy is to incorporate asset-related gains and losses into the asset value used to calculate the expected return on plan assets and into the calculation of amortization of unrecognized net actuarial loss over a four year period. As a result of all these factors, the Company's net pension credit (before the VRP-related charge in 2002) is expected to decline by approximately $42 million in 2003.

Health Care Cost Trend Rates—For purposes of measuring 2002 postretirement health care costs, a 10% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2002. The rate was assumed to decrease to 5% for 2007 and remain at that level thereafter. For purposes of measuring health care obligations at Dec. 29, 2002, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5% for 2007 and remain at that level thereafter. Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. A 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$1,804	$(1,516)
Benefit obligation	$18,881	$(16,474)

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

Series C, D-1 and D-2 Convertible Preferred Stock—In connection with the June 12, 2000 merger with Times Mirror, outstanding shares of Times Mirror cumulative, non-voting preferred stock were converted into shares of Tribune preferred stock with similar terms. An additional 0.2 million shares of preferred stock, net of treasury stock, were issued due to the conversion. Series C convertible preferred stock is cumulative, non-voting preferred stock, which is entitled to annual dividends of 8%, based on liquidation value. Annual dividends for Series D-1 and D-2 were paid at the rate of 5.8% in 2001, 6.01% in 2002, and will be paid at the rate of 6.22% in 2003 based on liquidation value. Dividends on Series D-1 and D-2 preferred stocks will increase ratably from 2003 until 2011 pursuant to a predetermined schedule. Series C, D-1 and D-2 convertible preferred stocks relate to Times Mirror recapitalization transactions whereby TMCT I and TMCT II (see Note 8) were formed. Series C, D-1 and D-2 preferred stocks are convertible into the Company's common stock in 2025 and thereafter. The conversion factor is calculated by dividing $500 plus accrued and unpaid dividends by the average closing prices of the Company's common stock for the 20 trading days immediately preceding the conversion date. The maximum number of common stock into which Series D-2 convertible preferred stock can be converted is 7.5 million shares.

Common Stock—On June 13, 2000, the Company increased the number of authorized shares of common stock from 400 million to 1.4 billion. At Jan. 29, 2003, there were 7,257 holders of record.

Treasury Common Stock—The Board from time to time has authorized the repurchase of shares of the Company's common stock in the open market or through private transactions to be used for employee benefit programs and other purposes. During 2002, the Company repurchased 0.8 million shares of its common stock in the open market for $32 million. At Dec. 29, 2002, the Company had authorization to repurchase an additional $1.7 billion of its common stock. At Dec. 29, 2002, 83.4 million treasury shares were held by TMCT I, TMCT II and other affiliates of the Company.

Treasury Common Stock Held by Tribune Stock Compensation Fund ("TSCF")—The TSCF purchases shares of the Company's common stock for the purpose of funding certain existing stock-based compensation plans. As part of the treasury stock repurchase authorization, the TSCF purchased 1.2 million shares of the Company's common stock for $51 million in 2001. All shares acquired by the TSCF were utilized by December 2002.

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

NOTE 17: INCENTIVE COMPENSATION AND STOCK PLANS

Defined Contribution Plans—The Company maintains various qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. Company contributions to these plans were $16.5 million, $17.8 million, and $11.4 million in 2002, 2001 and 2000, respectively. The plans allow participants to invest their savings in various investments including the Company's common stock.

Employee Stock Purchase Plan—This plan permits eligible employees to purchase the Company's common stock at 85% of market price. The Company's only expense relating to this plan is for its administration. During 2002, 2001 and 2000, 607,376, 785,659, and 651,899 shares, respectively, were sold to employees under this plan. A total of 16 million shares can be purchased under this plan. As of Dec. 29, 2002, a total of 5.0 million shares remained available for sale. The weighted average fair value of shares sold in 2002 was $43.43.

Employee Stock Ownership Plan ("ESOP")—In 1988, the Company established an ESOP as a long-term employee benefit plan. In connection therewith, the ESOP purchased, in 1988 and 1989, approximately 3.2 million common shares and 1.59 million Series B convertible preferred shares of the Company at an aggregate cost of $375 million. The ESOP provides for the awarding of shares of the Company's preferred and common stock on a noncontributory basis to eligible employees of the Company not covered by a collective bargaining agreement. At Dec. 29, 2002, 16.6 million shares of common stock were reserved for issuance in connection with this plan.

        Shares of stock held by the ESOP have been placed with the ESOP Trustee and are allocated to eligible employees annually. These common and preferred shares are allocated in the same proportion that the current year's principal and interest payments bear to the total principal and interest to be paid over the lives of the related borrowings. Each preferred share is convertible into 16 shares of the Company's common stock. The ESOP Trustee must convert the preferred shares when making distributions to participants upon their withdrawal from the ESOP. If at the time of such conversion the price of the Company's common stock is below $13.75 per share, the Company must, at its option, either pay the difference in cash or issue additional common stock. At Dec. 29, 2002, outstanding preferred shares allocated and committed to be released were 867,765 and 75,956, respectively, and outstanding common shares allocated were 1,817,272.

        The Company recognizes expense for this plan based upon cash contributions it makes to the ESOP. The ESOP services its debt requirements with amounts received from preferred dividends and Company contributions. ESOP debt service activity is summarized as follows (in thousands):

	2002	2001	2000
Debt Requirements:
Principal	$32,483	$31,262	$30,078
Interest	5,565	8,191	10,718

Total	$38,048	$39,453	$40,796

Debt Service:
Dividends	$17,995	$19,488	$20,702
Company cash contributions	20,053	19,965	20,094

Total	$38,048	$39,453	$40,796

1997 Incentive Compensation Plan—In 1997, the 1992 Long-Term Incentive Plan was replaced with the 1997 Incentive Compensation Plan. At Dec. 29, 2002, remaining options outstanding under the 1992 plan totaled 0.4 million shares, all of which were exercisable. The 1997 plan provides for the granting of awards to eligible employees in any one or combination of stock options, performance equity program awards and annual management incentive program bonuses. At Dec. 29, 2002, options outstanding under the 1997 plan totaled 31.0 million shares, of which 12.0 million shares were exercisable. At Dec. 29, 2002, a total of 34.4 million shares were available for award under the 1997 plan.

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

        A summary of stock option activity and weighted average prices follows (shares in thousands):

	2002		2001		2000
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of year	41,935	$32.71	38,132	$30.29	19,257	$33.69
Granted	13,574	$40.85	9,025	$40.30	8,010	$39.01
Conversion of Times Mirror Options	—	—	—	—	16,065	$21.28
Exercised	(9,688)	$30.63	(4,500)	$26.28	(4,166)	$25.85
Cancelled	(1,252)	$39.42	(722)	$40.23	(1,034)	$37.29

Outstanding, end of year	44,569	$35.43	41,935	$32.71	38,132	$30.29

Exercisable, end of year	23,069	$31.13	26,336	$29.36	24,414	$26.92

        The following table summarizes information about stock options outstanding and options exercisable, excluding the converted Times Mirror options, at Dec. 29, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$12.78-$38.62	11,321	6.87	$35.08	4,941	$32.69
$38.63-$40.18	7,039	7.99	$40.15	1,978	$40.12
$40.19-$40.50	7,424	8.86	$40.48	468	$40.24
$40.51-$45.62	5,497	4.85	$42.86	3,642	$42.78
$45.63-$60.88	2,644	4.55	$50.30	1,396	$52.04

        The stock options assumed in connection with the Times Mirror acquisition are fully vested and exercisable. The following table summarizes information about the converted Times Mirror stock options outstanding and options exercisable at Dec. 29, 2002 (shares in thousands):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$ 3.74-$18.71	1,814	3.48	$15.51	1,814	$15.51
$18.72-$22.45	2,852	6.30	$21.50	2,852	$21.50
$22.46-$37.43	5,978	6.30	$23.50	5,978	$23.50

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

	2002		2001		2000
	As Reported	Pro Forma	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$442,992	$361,724	$111,136	$56,922	$224,386	$174,551
Net income attributable to common shares	$417,862	$336,594	$84,336	$30,122	$201,402	$151,567
Basic EPS	$1.38	$1.11	$0.28	$0.10	$0.74	$0.56
Diluted EPS	$1.30	$1.06	$0.28	$0.10	$0.70	$0.53

        In determining the pro forma compensation cost, the weighted average fair value of options granted at date of grant was estimated to be $11.83 in 2002, $12.58 in 2001, and $12.31 in 2000, using the Black-Scholes option pricing model using assumptions as provided under FAS 123. The following weighted average assumptions were used for general awards and replacement options:

	2002		2001		2000
	General Awards	Replacement Options	General Awards	Replacement Options	General Awards	Replacement Options
Risk-free interest rate	4.5%	3.0%	5.0%	4.6%	6.8%	6.6%
Expected dividend yield	1.0%	1.0%	1.0%	1.0%	1.0%	1.0%
Expected stock price volatility	31.8%	28.6%	31.3%	37.3%	29.3%	37.8%
Expected life (in years)	5	2	5	2	5	2

NOTE 18: COMPREHENSIVE INCOME

        Other comprehensive income includes unrealized gains and losses on interest rate and newsprint swaps, a minimum pension liability related to one union pension plan, unrealized gains and losses on marketable securities classified as available-for-sale, and foreign currency translation adjustments pertaining to the Company's education segment sold in September 2000.

        The Company's comprehensive income (loss) is as follows (in thousands):

	2002	2001	2000
Net income	$442,992	$111,136	$224,386
Change in unrealized gain (loss) on interest rate and newsprint swaps, net of taxes of $8,653, ($906) and $5,978, respectively	13,644	(1,348)	8,569

Change in minimum pension liability adjustment, net of taxes of $989, $1,027 and $480, respectively	(1,559)	(1,606)	(686)

Unrealized loss on marketable securities:
Unrealized holding loss arising during the period, net of taxes of ($34,931), ($12,491) and ($251,975) respectively	(54,498)	(20,654)	(412,750)
Add adjustment for loss on investment write-downs included in net income, net of taxes of ($4,911) and ($41,712), respectively	—	7,677	65,793
Less adjustment for gain on investment sales included in net income, net of taxes of $934, $30,370 and $4,987, respectively	(1,474)	(47,482)	(8,024)

Change in net unrealized gain on securities, net of taxes	(55,972)	(60,459)	(354,981)

Foreign currency translation adjustments:
Foreign currency translation adjustments, net of taxes of $3,287	—	—	(2,560)
Add adjustment for loss included in net income	—	—	8,664

Change in net foreign currency translation adjustments, net of taxes	—	—	6,104

Other comprehensive loss	(43,887)	(63,413)	(340,994)

Comprehensive income (loss)	$399,105	$47,723	$(116,608)

        Accumulated other comprehensive income is a separate component of shareholders' equity on the Company's balance sheet. A reconciliation of the components of accumulated other comprehensive income is as follows (in thousands):

	2002	2001	2000
Unrealized gain (loss) on interest rate and newsprint swaps:
Balance, beginning of year	$7,221	$8,569	$—
Current year change	13,644	(1,348)	8,569

Balance, end of year	20,865	7,221	8,569

Minimum pension liability:
Balance, beginning of year	(2,292)	(686)	—
Current year change	(1,559)	(1,606)	(686)

Balance, end of year	(3,851)	(2,292)	(686)

Unrealized gain on marketable securities:
Balance, beginning of year	67,429	127,888	482,869
Current year change	(55,972)	(60,459)	(354,981)

Balance, end of year	11,457	67,429	127,888

Foreign currency translation adjustments:
Balance, beginning of year	—	—	(6,104)
Current year change	—	—	6,104

Balance, end of year	—	—	—

Accumulated other comprehensive income	$28,471	$72,358	$135,771

NOTE 19: BUSINESS SEGMENTS

                 Tribune Company is a media and entertainment company that conducts its operations through three business segments: publishing, broadcasting and entertainment, and interactive. In addition, certain administrative activities are reported and included under Corporate. These segments reflect the manner in which the Company sells its products to the marketplace and the manner in which it manages its operations and makes business decisions.

Publishing—Tribune Publishing operates 12 market-leading daily newspapers, distributes entertainment listings and syndicated content, and operates a 24-hour cable news channel. The daily newspapers are the Los Angeles Times; Chicago Tribune; Newsday, serving Nassau and Suffolk counties on Long Island, New York and the borough of Queens, New York; Hoy, a Spanish-language daily newspaper serving the New York metropolitan area; South Florida Sun-Sentinel; Orlando Sentinel; The Baltimore Sun; The Hartford Courant; The Morning Call, serving Pennsylvania's Lehigh Valley; Daily Press, serving the Virginia Peninsula; and The Advocate and Greenwich Time, each serving Connecticut's Fairfield County.

Broadcasting and Entertainment—The Company's broadcasting operations consist of WB television affiliates in New York, Los Angeles, Chicago, Philadelphia, Boston, Dallas, Washington D.C., Atlanta, Houston, Seattle, Miami, Denver, Indianapolis, San Diego, Waterbury, New Orleans, and Albany; FOX television affiliates in Seattle, Sacramento, Indianapolis, Hartford, Grand Rapids and Harrisburg; an ABC television affiliate in New Orleans; and two radio stations. Entertainment operations include Tribune Entertainment, which develops and distributes first-run television programming for the Tribune station group and for national syndication, and the Chicago Cubs baseball team.

Interactive—The interactive segment manages the Web sites of Tribune's daily newspapers and television stations, along with other branded sites targeting specific communities of interest. The Company's interactive segment operates leading news and information Web sites in 18 of the nation's top 30 markets.

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

TRIBUNE COMPANY AND SUBSIDIARIES
BUSINESS SEGMENTS
(In thousands of dollars)

	2002	2001	2000
Operating Revenues
Publishing	$3,863,779	$3,843,949	$3,443,495
Broadcasting and Entertainment	1,443,950	1,349,935	1,465,553
Interactive	76,699	59,482	41,782

Total operating revenues	$5,384,428	$5,253,366	$4,950,830

Operating Profit (Loss) Before Restructuring Charges(1)
Publishing	$848,283	$542,942	$700,932
Broadcasting and Entertainment	470,138	333,265	449,057
Interactive	3,134	(32,338)	(52,606)
Corporate expenses	(45,770)	(41,640)	(64,372)

Total operating profit before restructuring charges	$1,275,785	$802,229	$1,033,011

Operating Profit (Loss) Including Restructuring Charges
Publishing	$823,523	$402,533	$700,932
Broadcasting and Entertainment	469,051	326,698	449,057
Interactive	2,971	(35,260)	(52,606)
Corporate expenses	(47,013)	(43,634)	(64,372)

Total operating profit including restructuring charges	$1,248,532	$650,337	$1,033,011

Depreciation
Publishing	$161,648	$150,505	$138,702
Broadcasting and Entertainment	43,258	42,381	42,850
Interactive	5,586	5,359	4,091
Corporate	2,387	2,584	5,822

Total depreciation	$212,879	$200,829	$191,465

Amortization of Intangible Assets
Publishing	$6,836	$157,283	$102,187
Broadcasting and Entertainment	3,539	76,722	72,579
Interactive	—	7,032	4,396

Total amortization of intangible assets	$10,375	$241,037	$179,162

Capital Expenditures
Publishing	$139,706	$198,730	$211,536
Broadcasting and Entertainment	36,350	33,789	43,569
Interactive	2,029	5,388	11,868
Corporate	8,652	28,448	35,498

Total capital expenditures	$186,737	$266,355	$302,471

Assets
Publishing	$8,106,849	$8,225,041	$8,645,511
Broadcasting and Entertainment	4,163,348	4,107,599	3,870,720
Interactive	221,181	280,317	312,446
Corporate	1,586,950	1,871,910	1,840,035

Total assets	$14,078,328	$14,484,867	$14,668,712

(1)
Operating profit for each segment excludes interest income and expense, equity earnings and losses, non-operating items and income taxes. Operating profit before restructuring charges is a key metric used by the Company's chief operating decision maker, as defined by FAS No. 131, "Segment Reporting," to make decisions about resources to be allocated to a segment and assess its performance.

TRIBUNE COMPANY AND SUBSIDIARIES
2002 QUARTERLY RESULTS (Unaudited)
(In thousands of dollars, except per share data)

	Quarters
	First	Second	Third	Fourth	2002 Total
Operating Revenues
Publishing	$932,046	$965,207	$927,006	$1,039,520	$3,863,779
Broadcasting and Entertainment	283,534	395,732	393,504	371,180	1,443,950
Interactive	18,058	19,614	19,984	19,043	76,699

Total operating revenues	$1,233,638	$1,380,553	$1,340,494	$1,429,743	$5,384,428

Operating Profit
Publishing	$189,561	$221,325	$195,547	$241,850	$848,283
Broadcasting and Entertainment	72,977	129,547	136,500	131,114	470,138
Interactive	(1,662)	2,848	3,516	(1,568)	3,134
Corporate expenses	(9,142)	(10,678)	(13,373)	(12,577)	(45,770)
Restructuring charges(1)	(27,253)	—	—	—	(27,253)

Total operating profit	224,481	343,042	322,190	358,819	1,248,532
Net income (loss) on equity investments	(20,697)	(3,611)	(27,595)	11,028	(40,875)
Interest expense, net	(53,020)	(51,682)	(50,112)	(49,677)	(204,491)
Gain (loss) on derivatives and related investments(2)	(45,515)	(98,953)	21,667	(42,299)	(165,100)
Gain on sales of subsidiaries and investments(3)	1,426	4,807	103,314	541	110,088
Gain (loss) on investment write-downs and other(4)	(1,490)	(6,046)	3,547	(4,210)	(8,199)

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	105,185	187,557	373,011	274,202	939,955
Income taxes	(41,167)	(73,348)	(136,206)	(80,655)	(331,376)

Income Before Cumulative Effect of Change in Accounting Principle	64,018	114,209	236,805	193,547	608,579
Cumulative Effect of Change in Accounting Principle, net of tax(5)	(165,587)	—	—	—	(165,587)

Net Income (Loss)	(101,569)	114,209	236,805	193,547	442,992
Preferred dividends, net of tax	(6,395)	(6,025)	(6,351)	(6,359)	(25,130)

Net Income (Loss) Attributable to Common Shares	$(107,964)	$108,184	$230,454	$187,188	$417,862

Earnings (Loss) Per Share(6)
Basic:
Income before cumulative effect of change in accounting principle	$.19	$.36	$.76	$.61	$1.93
Cumulative effect of change in accounting principle, net	(.55)	—	—	—	(.55)

Net Income (Loss)	$(.36)	$.36	$.76	$.61	$1.38

Diluted:
Income before cumulative effect of change in accounting principle	$.18	$.33	$.71	$.57	$1.80
Cumulative effect of change in accounting principle, net	(.50)	—	—	—	(.50)

Net Income (Loss)	$(.32)	$.33	$.71	$.57	$1.30

Common Dividends Per Share	$.11	$.11	$.11	$.11	$.44
Common Stock Price (High-Low)	$46.40-36.30	$47.25-41.65	$44.45-35.66	$49.49-39.82

Notes to Quarterly Results:

(1)
During the second quarter of 2001, the Company announced a voluntary employee retirement program. The Company implemented this program as well as various other cost reduction initiatives throughout the remainder of 2001 and the first quarter of 2002. In the aggregate, the restructuring charges related to these programs decreased 2002 and 2001 full year net income by $16.7 million and $92.6 million and diluted EPS by $.05 and $.29, respectively. The charges reduced quarterly 2002 diluted EPS by $.05 in the first quarter. For 2001, the effect on diluted EPS was $.03 in the second quarter, $.26 in the third quarter and $.01 in the fourth quarter.

(2)
In the aggregate, changes in the fair values of the Company's derivatives, net of changes in the fair values of the related investments, decreased full year 2002 net income by $101.1 million and diluted EPS by $.31 and decreased full year 2001 net income by $4.7 million and diluted EPS by $.01. For 2002 by quarter, the effect on diluted EPS was as follows: decrease of $.09 in the first quarter, decrease of $.19 in the second quarter, increase of $.04 in the third quarter and decrease of $.07 in the fourth quarter. For 2001 by quarter, the effect on diluted EPS was as follows: increase of $.01 in the first quarter, increase of $.07 in second quarter, decrease of $.19 in the third quarter and increase of $.08 in the fourth quarter.

(3)
During 2002 and 2001, the Company sold certain subsidiaries and investments. For 2002, gain on sales of subsidiaries and investments relates primarily to the divestiture of two Denver radio stations, KOSI-FM and KEZW-AM, which were exchanged for the assets of two television stations, WTTV, Indianapolis, and its satellite station WTTK, Kokomo, Indiana. For 2001, gain on sales of subsidiaries and investments relates primarily to the sale of AOL Time Warner common stock. In the aggregate, these sales increased full year net income by $67.4 million and diluted EPS by $.21 in 2002 and increased full year net income by $47.8 million and diluted EPS by $.15 in 2001. For 2002 by quarter, the effect on diluted EPS was an increase of $.01 in the second quarter and $.19 in the third quarter. For 2001 by quarter, the effect on diluted EPS was as follows: increase of $.01 in the third quarter and increase of $.14 in the fourth quarter.

TRIBUNE COMPANY AND SUBSIDIARIES
2001 QUARTERLY RESULTS (Unaudited)
(In thousands of dollars, except per share data)

	Quarters
	First	Second	Third	Fourth	2001 Total
Operating Revenues
Publishing	$988,991	$965,705	$906,500	$982,753	$3,843,949
Broadcasting and Entertainment	290,068	387,179	353,886	318,802	1,349,935
Interactive	13,743	14,325	15,112	16,302	59,482

Total operating revenues	$1,292,802	$1,367,209	$1,275,498	$1,317,857	$5,253,366

Operating Profit
Publishing	$156,061	$151,051	$89,483	$146,347	$542,942
Broadcasting and Entertainment	70,721	105,193	76,115	81,236	333,265
Interactive	(10,248)	(8,189)	(7,147)	(6,754)	(32,338)
Corporate expenses	(13,835)	(9,349)	(9,728)	(8,728)	(41,640)
Restructuring charges(1)	—	(14,344)	(130,656)	(6,892)	(151,892)

Total operating profit	202,699	224,362	18,067	205,209	650,337
Net loss on equity investments	(19,861)	(16,001)	(12,555)	(12,396)	(60,813)
Net interest expense	(62,534)	(63,605)	(60,813)	(58,716)	(245,668)
Gain (loss) on change in fair values of derivatives and related investments(2)	9,116	32,648	(91,251)	41,805	(7,682)
Gain on sales of investments(3)	503	—	2,475	75,380	78,358
Loss on investment write-downs(4)	(305)	(34,344)	(55,672)	(55,260)	(145,581)

Income (Loss) Before Income Taxes	129,618	143,060	(199,749)	196,022	268,951
Income taxes	(58,974)	(70,421)	60,821	(89,241)	(157,815)

Net Income (Loss)	70,644	72,639	(138,928)	106,781	111,136
Preferred dividends, net of tax	(6,699)	(6,700)	(6,701)	(6,700)	(26,800)

Net Income (Loss) Attributable to Common Shares	$63,945	$65,939	$(145,629)	$100,081	$84,336

Earnings (Loss) Per Share(6)
Basic	$.21	$.22	$(.49)	$.34	$.28

Diluted	$.20	$.21	$(.49)	$.32	$.28

Common Dividends Per Share	$.11	$.11	$.11	$.11	$.44
Common Stock Price (High-Low)	$43.94-35.10	$45.90-38.60	$42.98-30.75	$37.99-29.71

Notes to Quarterly Results:

(4)
During 2002 and 2001, the Company recorded write-downs to adjust several public and private investments to fair market value. In the aggregate, these write-downs decreased full year net income by $18.3 million and diluted EPS by $.03 in 2002 and decreased full year net income by $88.8 million and diluted EPS by $.29 in 2001. For 2002 by quarter, the effect on diluted EPS was as follows: decrease of $.01 in the second quarter and decrease of $.02 in the fourth quarter. For 2001 by quarter, the effect on diluted EPS was as follows: decrease of $.07 in the second quarter, decrease of $.12 in the third quarter and decrease of $.10 in the fourth quarter.

(5)
As a result of initially applying the new impairment provisions of FAS 142, the Company recorded a pretax charge of $271 million ($166 million after taxes) which decreased diluted EPS by $.50. This cumulative effect relates to certain of the Company's newspaper mastheads, a FCC license and a television network affiliation agreement.

(6)
The total of the 2002 and 2001 quarters does not equal the respective full year amounts for earnings per share due to differences in the weighted average number of shares outstanding used in the computations for the respective periods. Per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding for each period. Diluted earnings per share is adjusted for the the dilutive effect of the Company's common stock equivalents. The calculation may change each quarter depending on whether the common stock equivalents are antidilutive for that period.

TRIBUNE COMPANY AND SUBSIDIARIES
ELEVEN YEAR FINANCIAL SUMMARY
(In thousands of dollars, except per share data)

	2002(1)	2001
Operating Revenues
Publishing	$3,863,779	$3,843,949
Broadcasting and Entertainment	1,443,950	1,349,935
Interactive	76,699	59,482

Total Operating Revenues	$5,384,428	$5,253,366

Operating Profit
Publishing	$848,283	$542,942
Broadcasting and Entertainment	470,138	333,265
Interactive	3,134	(32,338)
Corporate expenses	(45,770)	(41,640)
Restructuring charges(2)	(27,253)	(151,892)

Total Operating Profit	1,248,532	650,337

Net loss on equity investments	(40,875)	(60,813)
Net interest expense	(204,491)	(245,668)
Non-operating items and minority interest expense	(63,211)	(74,905)

Income from Continuing Operations Before Income Taxes	939,955	268,951
Income taxes	(331,376)	(157,815)

Income from Continuing Operations Before Accounting Changes	608,579	111,136
Discontinued Operations of Education Segment, net of tax	—	—
Discontinued Operations of QUNO, net of tax	—	—
Cumulative effect of changes in accounting principles(3)	(165,587)	—

Net Income(4)	$442,992	$111,136

Share Information
Basic earnings per share
Continuing operations before cumulative effect of change in accounting principle	$1.93	$0.28
Discontinued operations	—	—
Cumulative effect of accounting changes	(.55)	—

Net income	$1.38	$0.28

Diluted earnings per share
Continuing operations before cumulative effect of change in accounting principle	$1.80	$0.28
Discontinued operations	—	—
Cumulative effect of accounting changes	(.50)	—

Net income	$1.30	$0.28

Common dividends per share	$0.44	$0.44
Weighted average common shares outstanding (000's)	301,932	298,295
Financial Ratios
Operating profit margin	23.2%	12.4%
Debt to capital including PHONES(5)	28%	34%
Debt to capital excluding PHONES(5)	25%	30%
Financial Position and Other Data
Total assets	$14,078,328	$14,484,867
Long-term debt including PHONES	3,226,702	3,684,692
Long-term debt excluding PHONES	2,703,262	3,000,692
Shareholders' equity	6,140,100	5,651,168
Capital expenditures	$186,737	$266,355

(1)
The Company has adopted the provisions of FAS 142 at the beginning of fiscal year 2002. Refer to Note 7 in the Company's consolidated financial statements for further discussion.
(2)
During the second quarter of 2001, the Company announced a voluntary employee retirement program. The Company implemented this program as well as various other cost reduction initiatives throughout the remainder of 2001 and the first quarter of 2002. In the aggregate, the restructuring charges related to these programs decreased 2002 full year net income by $16.7 million and diluted EPS by $.05 and decreased 2001 full-year net income by $92.6 million and diluted EPS by $.29.
(3)
The cumulative effect of adopting a new accounting pronouncement for goodwill and other intangible assets decreased net income by $165.6 million in 2002. The cumulative effect of adopting a new accounting pronouncement for derivative instruments decreased net income by $3.1 million in 1999. The cumulative effect of adopting new accounting pronouncements for retiree benefits, income taxes and postemployment benefits decreased net income by $16.8 million in 1992.

2000	1999	1998	1997	1996	1995	1994	1993	1992

$3,443,495	$1,600,313	$1,519,435	$1,460,052	$1,369,163	$1,349,773	$1,270,436	$1,181,019	$1,148,980
1,465,553	1,302,058	1,153,006	1,057,529	876,750	828,806	764,197	727,213	684,051
41,782	21,034	17,249	12,771	2,607	431	—	—	—

$4,950,830	$2,923,405	$2,689,690	$2,530,352	$2,248,520	$2,179,010	$2,034,633	$1,908,232	$1,833,031

$700,932	$426,515	$398,846	$371,135	$304,844	$273,453	$291,323	$252,412	$226,412
449,057	378,036	317,355	285,896	203,531	171,618	138,213	127,984	121,267
(52,606)	(32,203)	(21,709)	(16,550)	(13,587)	(1,360)	—	—	—
(64,372)	(39,506)	(35,435)	(34,426)	(30,935)	(29,899)	(26,001)	(24,207)	(23,465)
—	—	—	—	—	—	—	—	—

1,033,011	732,842	659,057	606,055	463,853	413,812	403,535	356,189	324,214

(79,374)	(40,083)	(33,980)	(34,696)	(13,281)	(13,209)	(9,739)	(1,857)	(2,081)
(207,584)	(65,595)	(82,339)	(60,159)	(15,663)	(7,349)	(4,778)	(9,545)	(22,510)
(165,301)	1,756,779	119,119	111,824	—	7,772	—	—	—

580,752	2,383,943	661,857	623,024	434,909	401,026	389,018	344,787	299,623
(270,351)	(933,981)	(272,660)	(250,265)	(175,071)	(162,347)	(157,510)	(141,342)	(120,089)

310,401	1,449,962	389,197	372,759	259,838	238,679	231,508	203,445	179,534
(86,015)	21,807	25,075	20,866	22,912	6,779	1,641	1,201	—
—	—	—	—	89,317	32,707	8,898	(16,040)	(42,909)
—	(3,060)	—	—	—	—	—	—	(16,800)

$224,386	$1,468,709	$414,272	$393,625	$372,067	$278,165	$242,047	$188,606	$119,825

$1.06	$6.03	$1.53	$1.44	$0.98	$0.85	$0.79	$0.70	$0.62
(.32)	.09	.10	.09	.46	.15	.04	(.06)	(.17)
—	(.01)	—	—	—	—	—	—	(.06)

$0.74	$6.11	$1.63	$1.53	$1.44	$1.00	$0.83	$0.64	$0.39

$0.99	$5.49	$1.41	$1.33	$0.91	$0.78	$0.73	$0.64	$0.58
(.29)	.08	.09	.07	.41	.14	.04	(.05)	(.15)
—	(.01)	—	—	—	—	—	—	(.06)

$0.70	$5.56	$1.50	$1.40	$1.32	$0.92	$0.77	$0.59	$0.37

$0.40	$0.36	$0.34	$0.32	$0.30	$0.28	$0.26	$0.24	$0.24
271,951	237,367	242,428	245,758	245,684	259,160	268,852	265,484	260,072

20.9%	25.1%	24.5%	24.0%	20.6%	19.0%	19.8%	18.7%	17.7%
34%	37%	35%	41%	37%	33%	23%	31%	46%
30%	23%	35%	41%	37%	33%	23%	31%	46%

$14,668,712	$8,740,047	$5,824,037	$4,665,821	$3,629,151	$3,270,386	$2,770,466	$2,527,698	$2,751,570
4,007,041	2,694,073	1,615,955	1,520,646	979,754	757,433	411,153	510,761	740,979
3,307,041	1,365,593	1,615,955	1,520,646	979,754	757,433	411,153	510,761	740,979
5,885,916	3,458,617	2,356,617	1,826,004	1,539,506	1,379,909	1,332,980	1,095,627	911,889
$302,471	$125,578	$128,800	$98,319	$87,171	$112,980	$86,721	$74,899	$88,349

(4)
Includes non-operating items as follows: loss on change in fair values of derivatives and related investments of $101.1 million, gain on sales of subsidiaries and investments of $67.4 million, income tax settlement adjustment of $29.4 million, and loss on investment write-downs and other of $5.0 million, totaling $9.3 million in 2002; loss on change in fair values of derivatives and related investments of $4.7 million, gain on sales of investments of $47.8 million, and loss on investment write-downs of $88.8 million, totaling $45.7 million in 2001; loss on change in fair values of derivatives and related investments of $62.0 million, gain on sales of investments of $36.5 million, and loss on investment write-downs of $65.8 million, totaling $91.3 million in 2000; gain on change in fair values of derivatives and related investments of $131.2 million, gain on reclassification of investments of $666.2 million, and gain on sales of subsidiary and investments of $270.1 million, totaling $1.1 billion in 1999; gain on sales of subsidiary and investments, net of write-downs totaling $63.5 million in 1998; gain on sales of investments, net of write-downs, totaling $68.9 million in 1997; equity income related to Qwest Broadcasting of $6.0 million in 1996; and gain on sale of investment and subsidiary totaling $4.6 million in 1995.
(5)
Capital comprises total debt, non-current deferred taxes and shareholders' equity.

TRIBUNE COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded Upon Acquisitions	Deductions	Balance at End of Period
Valuation accounts deducted from assets to which they apply:
Year ended Dec. 29, 2002
Accounts receivable allowances:
Bad debts	$58,664	$47,899	$142	$55,532	$51,173
Rebates, volume discounts and other	22,548	35,500	—	41,853	16,195

Total	$81,212	$83,399	$142	$97,385	$67,368

Year ended Dec. 30, 2001
Accounts receivable allowances:
Bad debts	$49,385	$65,679	$1,356	$57,756	$58,664
Rebates, volume discounts and other	21,592	51,899	—	50,943	22,548

Total	$70,977	$117,578	$1,356	$108,699	$81,212

Year ended Dec. 31, 2000
Accounts receivable allowances:
Bad debts	$29,459	$47,633	$24,122	$51,829	$49,385
Rebates, volume discounts and other	8,285	35,009	2,171	23,873	21,592

Total	$37,744	$82,642	$26,293	$75,702	$70,977

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information contained under the heading "Executive Officers of the Company" in Item 1 hereof, and the information contained under the heading "Board of Directors" and contained under the subheading "Section 16(a) Beneficial Ownership Reporting Compliance" under the heading "Stock Ownership" in the definitive Proxy Statement for the Company's May 6, 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

        The information contained under the heading "Executive Compensation" and contained under the subheading "Director Compensation" under the heading "Board of Directors" in the definitive Proxy Statement for the Company's May 6, 2003 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information contained under the subheadings "Management Ownership" and "Principal Shareholders" under the heading "Stock Ownership" in the definitive Proxy Statement for the Company's May 6, 2003 Annual Meeting of Shareholders is incorporated herein by reference.

EQUITY COMPENSATION PLAN INFORMATION TABLE

        The following table provides information as of Dec. 29, 2002 regarding the number of shares of Tribune common stock that may be issued under Tribune's equity compensation plans.

	(a)			(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights		(b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan Category(1)			Weighted-average exercise price of outstanding options, warrants and rights
Equity compensation plans approved by security holders	42,532,059	(2)	$36.13	34,372,633	(3)
Equity compensation plans not approved by security holders	2,036,485	(4)	$21.14	—

Total	44,568,544		$35.43	34,372,633	(3)

(1)
The table does not include information regarding the following equity compensation plans:

•
Employee Stock Ownership Plans. As of Dec. 29, 2002, there were 1,817,272 shares of Tribune common stock allocated to accounts in the Tribune Company Employee Stock Ownership Plan and 2,771,179 shares of Tribune common stock allocated to accounts in the Times Mirror Employee Stock Ownership Plan.

•
Bonus Deferral Plan. The Tribune Company Bonus Deferral Plan, permits the deferral of bonus payments into either an interest bearing or stock equivalent account. Deferrals in the stock equivalent account are valued as if each deferral were invested in Tribune common stock as of the deferral date, and are paid out only in shares of Tribune common stock, on a one-for-one basis. Stock equivalents do not have voting rights, but are credited with dividend equivalents. As of Dec. 29, 2002, there were 115,520 stock equivalents outstanding in the stock equivalent accounts under this plan.

•
401(k) Plans. As of Dec. 29, 2002, there were an aggregate of 5,581,174 shares of Tribune common stock outstanding and held in the Tribune Company Savings Incentive Plan, the Times Mirror Savings Plus Plan and the other 401(k) plans available to employees in Tribune business units.

(2)
Includes 8,606,873 shares to be issued under equity compensation plans assumed in connection with the merger of The Times Mirror Company into Tribune on June 12, 2000.

(3)
Includes 4,959,536 shares of Tribune common stock available for issuance under the Tribune Company Employee Stock Purchase Plan, pursuant to which Tribune employees may purchase Tribune common stock through payroll deductions. On the third Wednesday of each month, shares of common stock are purchased for the accounts of participants at a per share price equal to 85% of the fair market value of Tribune common stock on that date. Participants may withdraw from the plan at any time prior to the purchase date.

(4)
All of these shares are issuable under The Times Mirror Broad-Based Stock Option Plan. Although 9,088,875 shares were available for issuance under this plan at the time of the merger of Times Mirror into Tribune, no further awards will be made under this plan.

        The Times Mirror Company Broad-Based Stock Option Plan was not approved by Times Mirror shareholders prior to the merger of Times Mirror into the Company. Following the merger, eligible Times Mirror employees became participants in the Company's equity compensation plans and no additional awards were made under The Times Mirror Company Broad-Based Stock Option Plan. This plan provided for awards of Times Mirror stock to broad classes of employees of Times Mirror and its subsidiaries and affiliates. At the time of the merger, all options granted under this plan vested and were converted into two and one-half options to purchase the Company's common stock and the exercise price was reduced accordingly. These options expire on the tenth anniversary of their original grant date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained under the subheadings "Compensation Committee Interlocks and Insider Participation" and "Certain Relationships" under the heading "Board of Directors" and under the subheading "Related Transactions" under the heading "Stock Ownership" in the definitive Proxy Statement for the Company's May 6, 2003 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 14. CONTROLS AND PROCEDURES.

        Within the 90 days prior to the date of filing this report, the Company's management, including the President and Chief Executive Officer and Senior Vice President/Finance and Administration (Chief Financial Officer), carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company's President and Chief Executive Officer and Senior Vice President/Finance and Administration (Chief Financial Officer) concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings. There have been no significant changes in the Company's internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company's management carried out its evaluation.

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)&(2)	Financial Statements and Financial Statement Schedule filed as part of this report
As listed in the Index to Financial Statements and Financial Statement Schedule on page 56 hereof.
(a)(3)	Index to Exhibits filed as part of this report
As listed in the Exhibit Index beginning on page 111 hereof.
(b)	Reports on Form 8-K
No reports on Form 8-K were filed during the last quarter of the period covered by this report.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 12, 2003.

TRIBUNE COMPANY (Registrant)
/s/ DENNIS J. FITZSIMONS Dennis J. FitzSimons President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2003.

Signature	Title

/s/ JOHN W. MADIGAN John W. Madigan	Chairman and Director
/s/ DENNIS J. FITZSIMONS Dennis J. FitzSimons	President, Chief Executive Officer and Director
/s/ DONALD C. GRENESKO Donald C. Grenesko	Senior Vice President/Finance and Administration (principal financial officer)
/s/ R. MARK MALLORY R. Mark Mallory	Vice President and Controller (principal accounting officer)
/s/ JACK FULLER Jack Fuller	President of Tribune Publishing and Director
/s/ JEFFREY CHANDLER Jeffrey Chandler	Director
/s/ NANCY HICKS MAYNARD Nancy Hicks Maynard	Director
/s/ WILLIAM A. OSBORN William A. Osborn	Director
/s/ WILLIAM STINEHART, JR. William Stinehart, Jr.	Director
/s/ DUDLEY S. TAFT Dudley S. Taft	Director

Form 10-K Certification

I, Dennis J. FitzSimons, certify that:

1.
I have reviewed this annual report on Form 10-K of Tribune Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Tribune Company as of, and for, the periods presented in this annual report;

4.
Tribune Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Tribune Company and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to Tribune Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of Tribune Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
Tribune Company's other certifying officer and I have disclosed, based on our most recent evaluation, to Tribune Company's auditors and the audit committee of Tribune Company's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect Tribune Company's ability to record, process, summarize and report financial data and have identified for Tribune Company's auditors any material weakness in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in Tribune Company's internal controls; and

6.
Tribune Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003	/s/ DENNIS J. FITZSIMONS Dennis J. FitzSimons President and Chief Executive Officer

Form 10-K Certification

I, Donald C. Grenesko, certify that:

1.
I have reviewed this annual report on Form 10-K of Tribune Company;

2.
Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.
Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of Tribune Company as of, and for, the periods presented in this annual report;

4.
Tribune Company's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for Tribune Company and we have:

a)
designed such disclosure controls and procedures to ensure that material information relating to Tribune Company, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

b)
evaluated the effectiveness of Tribune Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

c)
presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.
Tribune Company's other certifying officer and I have disclosed, based on our most recent evaluation, to Tribune Company's auditors and the audit committee of Tribune Company's board of directors:

a)
all significant deficiencies in the design or operation of internal controls which could adversely affect Tribune Company's ability to record, process, summarize and report financial data and have identified for Tribune Company's auditors any material weakness in internal controls; and

b)
any fraud, whether or not material, that involves management or other employees who have a significant role in Tribune Company's internal controls; and

6.
Tribune Company's other certifying officer and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 12, 2003	/s/ DONALD C. GRENESKO Donald C. Grenesko Senior Vice President/ Finance and Administration

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

Number	Description
3.1 *	Amended and Restated Certificate of Incorporation of Tribune Company, dated June 12, 2000 (Exhibit 3.1 to Annual Report on Form 10-K for 2001)
3.1a *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock, dated June 12, 2000 (Exhibit 3.1a to Current Report on Form 8-K dated June 12, 2000)
3.1b *	Certificate of Designation of Series B Convertible Preferred Stock, dated April 4, 1989 (Exhibit 3.1 to Annual Report on Form 10-K for 1991)
3.1c *	Amended Certificate of Designation of Series C Preferred Stock, dated February 13, 2001 (Exhibit 3.1c to Annual Report on Form 10-K for 2000)
3.1d *	Amended Certificate of Designation of Series D-1 Preferred Stock, dated February 13, 2001 (Exhibit 3.1d to Annual Report on Form 10-K for 2000)
3.1e *	Amended Certificate of Designation of Series D-2 Preferred Stock, dated February 13, 2001 (Exhibit 3.1e to Annual Report on Form 10-K for 2000)
3.2 *	By-Laws of Tribune Company, as amended, effective June 12, 2000 (Exhibit 3.2 to Current Report on Form 8-K dated June 12, 2000)
4.1 *	Rights Agreement between Tribune Company and First Chicago Trust Company of New York, as Rights Agent, dated as of December 12, 1997 (Exhibit 1 to Current Report on Form 8-K dated December 12, 1997)
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
Second Supplemental Indenture, dated as of June 12, 2000, among The Times Mirror Company, Tribune Company and Citibank, N.A., as Trustee (Exhibit 4.12 to Current Report on Form 8-K dated June 12, 2000)
4.7 *
Indenture, dated April 15, 1997, between The Times Mirror Company and Citibank, N.A., as Trustee, including the form of Liquid Yield Option Notes due April 15, 2017 related to the LYONs securities (Exhibit 4.1 to The Times Mirror Company's Current Report on Form 8-K dated April 9, 1997)
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
10.1 o*	Tribune Company Supplemental Retirement Plan, as amended and restated January 1, 1989 (Exhibit 10.6 to Annual Report on Form 10-K for 1988)
10.1a o*	First Amendment to Tribune Company Supplemental Retirement Plan, effective January 1, 1994 (Exhibit 10.4b to Annual Report on Form 10-K for 1993)
10.1b o*	Second Amendment to Tribune Company Supplemental Retirement Plan, effective October 24, 2000 (Exhibit 10.2b to Annual Report on Form 10-K for 2000)
10.2 o	Tribune Company Directors' Deferred Compensation Plan, as amended and restated effective February 11, 2003

10.3 o	Tribune Company Bonus Deferral Plan, effective as of December 14, 1993 (Exhibit 10.8 to Annual Report on Form 10-K for 1993)
10.4 o*	Tribune Company 1992 Long-Term Incentive Plan, effective as of April 29, 1992, as amended April 19, 1994 (Exhibit 10.11 to Annual Report on Form 10-K for 1994)
10.4a o*	First Amendment to Tribune Company 1992 Long-Term Incentive Plan, effective October 24, 2000 (Exhibit 10.6a to Annual Report on Form 10-K for 2000)
10.5 o*	Tribune Company Executive Financial Counseling Plan, effective October 19, 1988, as amended January 1, 1994 (Exhibit 10.13 to Annual Report on Form 10-K for 1993)
10.6 o*	Tribune Company Amended and Restated Transitional Compensation Plan for Executive Employees, effective as of December 4, 2001 (Exhibit 10.8 to Annual Report on Form 10-K for 2001)
10.7 o*	Tribune Company Supplemental Defined Contribution Plan, effective as of January 1, 1994, as amended January 1, 1999 (Exhibit 10.9 to Annual Report on Form 10-K for 1998)
10.8 o*	Tribune Company Employee Stock Purchase Plan, as amended and restated July 27, 1999 (Exhibit 10.10 to Annual Report on Form 10-K for 1999)
10.8a o*	First Amendment to Tribune Company Employee Stock Purchase Plan, as amended and restated July 27, 1999 (Exhibit 10.10a to Quarterly Report on Form 10-Q for the quarter ended September 24, 2000)
10.8b o	Second Amendment to Tribune Company Employee Stock Purchase Plan, effective as of May 7, 2002
10.9 o*	Tribune Company 1995 Nonemployee Director Stock Option Plan, as amended and restated January 1, 2000 (Exhibit 10.12 to Annual Report on Form 10-K for 1999)
10.10 o	Tribune Company 1996 Nonemployee Director Stock Compensation Plan, as amended and restated effective as of February 11, 2003
10.11 o*	Tribune Company 1997 Incentive Compensation Plan, effective December 29, 1996 (Exhibit 10.15 to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997)
10.11a o*	First Amendment to Tribune Company 1997 Incentive Compensation Plan, effective October 24, 2000 (Exhibit 10.14a to Annual Report on Form 10-K for 2000)
10.11b o	Second Amendment to Tribune Company 1997 Incentive Compensation Plan, effective May 7, 2002
10.12 *	Limited Liability Company Agreement of TMCT, LLC, dated August 8, 1997 (Exhibit 10.1 to The Times Mirror Company's Current Report on Form 8-K dated August 8, 1997)
10.13 *	Lease Agreement between TMCT, LLC and Times Mirror, dated August 8, 1997 (Exhibit 10.4 to The Times Mirror Company's Current Report on Form 8-K dated August 8, 1997)
10.14 *	Amended and Restated Limited Liability Company Agreement of TMCT II, LLC, dated September 3, 1999 (Exhibit 10.1 to The Times Mirror Company's Current Report on Form 8-K dated September 3, 1999)
10.14a *	First Amendment to Amended and Restated Limited Liability Agreement of TMCT II, LLC, dated as of August 14, 2000 (Exhibit 10.17a to Annual Report on Form 10-K for 2000)

10.14b	Second Amendment to Amended and Restated Limited Liability Agreement of TMCT II, LLC, dated as of August 1, 2002
12	Computation of Ratios of Earnings to Fixed Charges
21	Table of Subsidiaries of Tribune Company
23	Consent of Independent Accountants
99
Form 11-K financial statements for the Chicago Tribune Tax Deferred Investment Plan for Machinists, the KTLA Inc. Hourly Employees' Retirement Plan, the Times Mirror Savings Plus Plan, the Tribune Company Defined Contribution Retirement Plan, the Tribune Company Savings Incentive Plan and the WPIX, Inc. Hourly Employees' Retirement Plan (to be filed by amendment)

QuickLinks

INDEX TO TRIBUNE COMPANY 2002 FORM 10-K
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
TRIBUNE COMPANY AND SUBSIDIARIES BUSINESS SEGMENTS (In thousands of dollars)
TRIBUNE COMPANY AND SUBSIDIARIES 2002 QUARTERLY RESULTS (Unaudited) (In thousands of dollars, except per share data)
TRIBUNE COMPANY AND SUBSIDIARIES 2001 QUARTERLY RESULTS (Unaudited) (In thousands of dollars, except per share data)
TRIBUNE COMPANY AND SUBSIDIARIES ELEVEN YEAR FINANCIAL SUMMARY (In thousands of dollars, except per share data)
TRIBUNE COMPANY AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In thousands of dollars)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
PART IV
  ITEM 14. CONTROLS AND PROCEDURES.
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
Form 10-K Certification
Form 10-K Certification
TRIBUNE COMPANY EXHIBIT INDEX