Form 10-Q
period 2003-03-30
TRIBUNE CO
filed 2003-05-09
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2003

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes / X /  No /    /

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes / X /  No /    /

        At May 2, 2003, there were 308,990,587 shares outstanding of the Company’s Common Stock ($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the Company.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	First Quarter Ended
	March 30, 2003	March 31, 2002
Operating Revenues	$ 1,290,047	$ 1,233,638

Operating Expenses
Cost of sales (exclusive of items shown below)	628,607	613,862
Selling, general and administrative	328,240	313,157
Depreciation	54,249	52,290
Amortization of intangible assets	2,542	2,595
Restructuring charges (Note 2)	–	27,253

Total operating expenses	1,013,638	1,009,157

Operating Profit	276,409	224,481

Net loss on equity investments	(9,014)	(20,697)
Interest income	2,075	2,072
Interest expense	(50,947)	(55,092)
Loss on change in fair values of derivatives
and related investments	(37,220)	(45,515)
Gain on sales of subsidiaries and investments, net	50,279	1,426
Loss on investment write-downs	(228)	(1,489)

Income Before Income Taxes and Cumulative Effect of
Change in Accounting Principle	231,354	105,186
Income taxes	(90,202)	(41,169)

Income Before Cumulative Effect of Change in Accounting
Principle	141,152	64,017
Cumulative effect of change in accounting principle, net of tax	–	(165,587)

Net Income (Loss)	141,152	(101,570)
Preferred dividends, net of tax	(6,231)	(6,395)

Net Income (Loss) Attributable to Common Shares	$ 134,921	$ (107,965)

Earnings (Loss) Per Share (Note 5):
Basic:
Before cumulative effect of change in accounting principle	$ .44	$ .19
Cumulative effect of accounting change, net	–	(.55)

Net income (loss)	$ .44	$ (.36)

Diluted:
Before cumulative effect of change in accounting principle	$ .41	$ .18
Cumulative effect of accounting change, net	–	(.51)

Net income (loss)	$ .41	$ (.33)

Dividends per common share	$ .11	$ .11

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	March 30, 2003	Dec. 29, 2002
Assets
Current Assets
Cash and cash equivalents	$ 102,425	$ 105,931
Accounts receivable, net	711,936	814,511
Inventories	42,314	47,462
Broadcast rights	311,494	326,557
Deferred income taxes	146,857	149,570
Prepaid expenses and other	72,299	80,623

Total current assets	1,387,325	1,524,654

Property, plant and equipment	3,403,146	3,386,123
Accumulated depreciation	(1,628,126)	(1,586,497)

Net properties	1,775,020	1,799,626

Broadcast rights	392,408	413,857
Goodwill	5,494,886	5,419,113
Other intangible assets, net	3,256,244	2,997,958
AOL Time Warner stock related to PHONES debt	181,600	199,040
Other investments	685,954	700,582
Prepaid pension costs	869,208	864,626
Other assets	149,072	158,872

Total assets	$ 14,191,717	$ 14,078,328

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	March 30, 2003	Dec. 29, 2002
Liabilities and Shareholders' Equity
Current Liabilities
Long-term debt due within one year	$ 46,438	$ 46,368
Contracts payable for broadcast rights	308,602	334,545
Deferred income	139,597	87,962
Accounts payable, accrued expenses and other current liabilities	614,032	685,101

Total current liabilities	1,108,669	1,153,976

PHONES debt related to AOL Time Warner stock	545,200	523,440
Other long-term debt	2,618,696	2,703,262
Deferred income taxes	2,172,794	2,081,092
Contracts payable for broadcast rights	551,473	578,034
Compensation and other obligations	895,739	898,424

Total liabilities	7,892,571	7,938,228

Shareholders' Equity
Series B convertible preferred stock	224,446	227,408
Series C convertible preferred stock, net of treasury stock	44,260	44,260
Series D-1 convertible preferred stock, net of treasury stock	38,097	38,097
Series D-2 convertible preferred stock, net of treasury stock	24,510	24,510
Common stock and additional paid-in capital	8,376,413	8,342,505
Retained earnings	4,621,555	4,516,291
Treasury common stock (at cost)	(7,020,417)	(7,047,670)
Unearned compensation related to ESOP	(33,772)	(33,772)
Accumulated other comprehensive income	24,054	28,471

Total shareholders' equity	6,299,146	6,140,100

Total liabilities and shareholders' equity	$ 14,191,717	$ 14,078,328

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	First Quarter Ended
	March 30, 2003	March 31, 2002
Operations
Net income (loss)	$ 141,152	$(101,570)
Adjustments to reconcile net income (loss) to net cash provided by operations:
Loss on change in fair values of derivatives
and related investments	37,220	45,515
Gain on sales of subsidiaries and investments, net	(50,279)	(1,426)
Loss on investment write-downs	228	1,489
Cumulative effect of accounting change, net	–	165,587
Depreciation	54,249	52,290
Amortization of intangible assets	2,542	2,595
Deferred income taxes	21,704	11,890
Decrease in accounts receivable	102,575	78,512
Other, net	22,731	7,122

Net cash provided by operations	332,122	262,004

Investments
Capital expenditures	(30,120)	(42,295)
Acquisitions and investments	(230,309)	(10,577)
Proceeds from sales of investments and subsidiaries	5,063	3,407
Other, net	–	7,096

Net cash used for investments	(255,366)	(42,369)

Financing
Repayments of long-term debt	(89,983)	(184,600)
Sales of common stock to employees, net	45,609	46,231
Purchases of treasury common stock related to ESOP	–	(27,487)
Other purchases of treasury common stock	–	(748)
Dividends	(35,888)	(34,978)

Net cash used for financing	(80,262)	(201,582)

Net increase (decrease) in cash and cash equivalents	(3,506)	18,053

Cash and cash equivalents, beginning of year	105,931	65,836

Cash and cash equivalents, end of quarter	$ 102,425	$ 83,889

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of March 30, 2003 and the results of their operations and cash flows for the quarters ended March 30, 2003 and March 31, 2002. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2003 presentation. These reclassifications had no impact on reported 2002 total revenues, operating profit or net income.

Previously, the Company’s interactive and publishing businesses were separate reporting segments. However, as a result of various management and organizational changes, the two groups were integrated during 2003. Consequently, and in accordance with segment reporting guidelines, the operating results for the Company’s interactive businesses are now reported as part of the operating results of the publishing segment. For comparison purposes, prior year results are also shown on this basis.

NOTE 2:  RESTRUCTURING CHARGES

In the first quarter of 2002, the Company recorded pretax restructuring charges of $27.3 million ($16.7 million after-tax) for various cost reduction initiatives. Approximately 300 full-time equivalent employee positions were eliminated as a result of these initiatives. Pretax restructuring charges of approximately $25 million were recorded at the publishing segment, $1.1 million at the broadcasting and entertainment segment and $1.2 million at corporate during 2002. These restructuring charges, consisting primarily of compensation expense, are presented as a separate line item in the unaudited condensed consolidated statement of operations.

A summary of the significant components of the pretax restructuring charges for the quarter ended March 31, 2002, is as follows (in millions):

	Publishing	Broadcasting	Corporate	Total
Severance costs	$ 18.2	$ 0.8	$ 0.4	$ 19.4
Enhanced early retirement
pension costs	2.2	–	–	2.2
Asset disposals	3.0	0.3	0.2	3.5
Lease termination costs	1.6	–	0.6	2.2

Total	$ 25.0	$ 1.1	$ 1.2	$ 27.3

Accruals for the restructuring charges amounted to $8.1 million at March 30, 2003. The accruals primarily consist of costs related to severance and lease termination costs. A summary of the activity with respect to the restructuring accrual is as follows (in millions):

Restructuring accrual at Dec. 29, 2002	$ 11.1
Payments	(3.0)

Restructuring accrual at March 30, 2003	$ 8.1

NOTE 3:  NEW ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” FAS No. 148 requires disclosure in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation, and the effect of the method used on reported results. These additional disclosures are required beginning with the Form 10-Q for the first quarter of 2003.

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations. Under APB 25, no compensation expense is recorded because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant. Under FAS No. 123, “Accounting for Stock-Based Compensation,” compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as compensation expense over the vesting or service period. Had compensation cost for these plans been determined consistent with FAS 123, the Company’s first quarter net income and EPS would have been reduced to the following pro forma amounts (in thousands, except per share data):

	First Quarter Ended March 30, 2003		First Quarter Ended March 31, 2002
	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss)	$141,152	$122,502	$(101,570)	$(121,191)
Net income (loss) attributable
to common shares	$134,921	$116,271	$(107,965)	$(127,586)
Basic EPS	$ 0.44	$ 0.38	$ (0.36)	$ (0.43)
Diluted EPS	$ 0.41	$ 0.35	$ (0.33)	$ (0.39)

In determining the pro forma compensation cost, the weighted average fair value of options granted at date of grant was estimated to be $13.21 in the first quarter of 2003 and $12.68 in the first quarter of 2002, using the Black-Scholes option pricing model and assumptions as provided under FAS 123. The following weighted average assumptions were used for general awards and replacement options:

	First Quarter Ended March 30, 2003		First Quarter Ended March 31, 2002
	General Awards	Replacement Options	General Awards	Replacement Options
Risk-free interest rate	2.8%	1.5%	5.0%	4.6%
Expected dividend yield	1.0%	1.0%	1.0%	1.0%
Expected stock price volatility	32.7%	29.7%	31.3%	37.3%
Expected life (in years)	5	2	5	2

Under certain circumstances, replacement options are granted when a participant pays the exercise price of a stock option and related tax withholding obligations with previously acquired shares of common stock. The number of replacement options granted is equal to the number of shares used to pay the exercise price and related tax withholding obligations. The exercise price of a replacement option is equal to the market price of the underlying stock on the date of grant, and the term is equal to the remaining term of the original option. Replacement options vest one year from the date of grant. The after-tax compensation cost related to replacement options represented $4.6 million of the $18.7 million pro forma reduction to net income in the first quarter of 2003. The after-tax compensation cost related to replacement options represented $2.7 million of the $19.6 million pro forma reduction to net income in the first quarter of 2002. The Company granted broad based stock options in the first quarter of 2002 to the majority of employees, in lieu of merit wage increases. The broad based stock option grants vested after one year and had an after-tax compensation cost of $3.9 million in the first quarter of 2002.

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

The provisions of FAS No. 142, “Goodwill and Other Intangible Assets,” that pertain to impairment of intangible assets have superceded the impairment related provisions included in FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Under FAS 142, the annual impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values; the review under FAS 121 was based generally on projected future undiscounted cash flows. The estimated fair values of these assets subject to the impairment review were calculated as of Dec. 30, 2001 and Dec. 29, 2002 based on projected future discounted cash flow analyses. As a result of initially applying the new impairment provisions of FAS 142, the Company recorded a pretax charge of $271 million ($166 million after-tax, or $.51 per diluted share) in the first quarter of 2002. The charge related to certain of the Company’s newspaper mastheads ($226 million), a Federal Communications Commission (“FCC”) license ($43 million) and a television network affiliation agreement ($2 million), and is presented as the cumulative effect of a change in accounting principle in the Company’s unaudited condensed consolidated statements of operations. The impairments were primarily the result of decreases in operating revenues compared to forecasts prepared at the dates the respective companies were acquired. No adjustment to intangible assets was required as a result of the impairment review conducted in the fourth quarter of 2002.

Goodwill and other intangible assets at March 30, 2003 and Dec. 29, 2002 consisted of the following (in thousands):

	March 30, 2003			Dec. 29, 2002
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets continuing to be
amortized
Subscribers (useful life of 15
to 20 years)	$195,697	$(35,365)	$160,332	$195,697	$(32,885)	$162,812
Other (useful life of 3 to 40 years)	42,804	(1,710)	41,094	18,002	(1,648)	16,354

Total	$238,501	$(37,075)	201,426	$213,699	$(34,533)	179,166

Goodwill and other intangibles no
longer being amortized
Goodwill
Publishing	4,017,144	4,016,882
Broadcasting and Entertainment	1,477,742	1,402,231

Total goodwill	5,494,886	5,419,113
Newspaper mastheads	1,575,814	1,575,814
FCC licenses	1,214,810	1,003,970
Network affiliation agreements	256,262	231,076
Tradename	7,932	7,932

Total	8,549,704	8,237,905

Total goodwill and other intangible
assets	$8,751,130	$8,417,071

NOTE 5:  EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) were as follows (in thousands, except per share data):

	First Quarter Ended
	March 30, 2003	March 31, 2002
Basic EPS:
Income before cumulative effect of change in accounting
principle	$ 141,152	$ 64,017
Cumulative effect of change in accounting principle, net of tax	–	(165,587)

Net income (loss)	141,152	(101,570)
Preferred dividends, net of tax	(6,231)	(6,395)

Net income (loss) attributable to common shares	$ 134,921	$(107,965)
Weighted average common shares outstanding	306,966	299,089

Basic EPS	$ .44	$ (.36)

Diluted EPS:
Income before cumulative effect of change in accounting
principle	$ 141,152	$ 64,017
Cumulative effect of change in accounting principle, net of tax	–	(165,587)

Net income (loss)	141,152	(101,570)
Additional ESOP contribution required assuming Series B preferred
shares were converted, net of tax	(2,447)	(2,570)
Dividends on Series C, D-1, and D-2 preferred stock	(2,063)	(2,014)
LYONs interest expense, net of tax	1,560	–

Adjusted net income (loss)	$ 138,202	$(106,154)

Weighted average common shares outstanding	306,966	299,089

Assumed conversion of Series B preferred shares into common
shares	16,225	17,225
Assumed exercise of stock options, net of common shares assumed
repurchased with the proceeds	6,521	6,025
Assumed conversion of LYONs debt securities	6,975	–

Adjusted weighted average common shares outstanding	336,687	322,339

Diluted EPS	$ .41	$ (.33)

Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS was computed assuming that the Series B convertible preferred shares, for the first quarters of 2003 and 2002, and the LYONs debt securities, for the first quarter of 2003, were converted into common shares. For the first quarter of 2002, the calculation of diluted EPS did not assume the conversion of the LYONs debt securities because the conversion would have had an antidilutive effect on diluted EPS before the cumulative effect of change in accounting principle. Also, for both years, weighted average common shares outstanding was adjusted for the dilutive effect of stock options. The Company has certain other convertible securities which were not included in the calculation of diluted EPS because their effects were antidilutive.

NOTE 6:  CHANGES IN OPERATIONS AND NON-OPERATING ITEMS

Acquisitions – On March 21, 2003, the Company acquired the stock of KPLR-TV, St. Louis, and the assets of KWBP-TV, Portland, Oregon, from ACME Communications for a total of $275 million. The Company acquired the stock of KPLR-TV for $200 million in cash. The acquisition of the assets of KWBP-TV was structured as a like-kind asset exchange for income tax purposes. It was funded with the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM), with an estimated fair market value of $55 million, plus $20 million in cash. The results of operations of KWBP-TV and KPLR-TV are included in the unaudited condensed consolidated statements of operations since their date of acquisition.

Non-Operating Items – The first quarters of 2003 and 2002 included several non-operating items, summarized as follows (in thousands):

	First Quarter Ended March 30, 2003		First Quarter Ended March 31, 2002
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on change in fair values
of derivatives and related investments	$(37,220)	$(22,779)	$(45,515)	$(27,855)
Gain on sales of subsidiaries and
investments, net	50,279	30,771	1,426	872
Loss on investment write-downs	(228)	(139)	(1,489)	(911)

Total non-operating items	$ 12,831	$ 7,853	$(45,578)	$(27,894)

In the first quarter of 2003, changes in the fair values of the Company’s derivatives and related investments resulted in a non-cash pretax loss of $37 million. This loss resulted primarily from a $20 million increase in the fair value of the derivative component of the Company’s PHONES and a $17 million decrease in the fair value of the related 16.0 million shares of AOL Time Warner common stock.

In the first quarter of 2003, the gain on sales of subsidiaries and investments resulted primarily from the divestiture of the assets of the Company’s remaining Denver radio station, KKHK-FM, now known as KQMT-FM, plus cash of $20 million, for the assets of KWBP-TV, Portland, Ore. The divestiture of the Denver radio station assets resulted in a pretax gain of $51 million.

In the first quarter of 2002, changes in the fair values of the Company’s derivatives and related investments resulted in a non-cash pretax loss of $46 million. This loss resulted primarily from a $151 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was only partially offset by a $106 million decrease in the fair value of the derivative component of the PHONES.

NOTE 7:  INVENTORIES

Inventories consisted of the following (in thousands):

	March 30, 2003	Dec. 29, 2002
Newsprint (at LIFO)	$30,656	$36,065
Supplies and other	11,658	11,397

Total inventories	$42,314	$47,462

Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $1.4 million at March 30, 2003 and equal to current cost at Dec. 29, 2002.

NOTE 8:  LONG-TERM DEBT

Debt consisted of the following (in thousands):

	March 30, 2003	Dec. 29, 2002
Commercial paper, weighted average interest rate of 1.4% and 1.5%	$ 263,561	$ 348,529
Medium-term notes, weighted average
interest rate of 6.2%, due 2003-2008	972,235	972,235
8.4% guaranteed ESOP notes, due 2003	33,772	33,772
Capitalized real estate obligation, effective interest rate of
7.7%, expiring 2009	96,660	99,595
7.45% notes due 2009	395,273	395,092
7.25% debentures due 2013	142,059	141,907
LYONs due 2017	292,270	289,721
7.5% debentures due 2023	93,902	93,844
6.61% debentures due 2027	242,373	242,297
7.25% debentures due 2096	129,179	129,133
Other notes and obligations	3,850	3,505

Total debt excluding PHONES	2,665,134	2,749,630
Less amounts classified as due within one year	(46,438)	(46,368)

Long-term debt excluding PHONES	2,618,696	2,703,262
2% PHONES debt related to AOL Time Warner stock, due 2029	545,200	523,440

Total long-term debt	$ 3,163,896	$ 3,226,702

The discounted debt and derivative components of the PHONES were as follows (in thousands):

	March 30, 2003	Dec. 29, 2002
PHONES Debt:
Discounted debt component (at book value)	$424,960	$422,640
Derivative component (at fair value)	120,240	100,800

Total	$545,200	$523,440

AOL Time Warner stock related to PHONES (at fair value)	$181,600	$199,040

Under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of operations. The derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $618 million and $584 million at March 30, 2003 and Dec. 29, 2002, respectively.

Notes issued under the commercial paper program have maturities of less than 90 days. The Company intends to refinance $264 million of commercial paper and $89 million of medium-term notes, scheduled to mature by March 30, 2004, and has the ability to do so on a long-term basis through existing revolving credit agreements. Accordingly, these notes were classified as long-term. At March 30, 2003, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.2 billion, of which $100 million expired in April 2003, $500 million expires in March 2004 and $600 million expires in December 2005. No amounts were borrowed under these credit agreements as of March 30, 2003.

NOTE 9:  COMPREHENSIVE INCOME

Other comprehensive income for the quarters ended March 30, 2003 and March 31, 2002 includes unrealized gains and losses on interest rate swaps and unrealized gains and losses on marketable securities classified as available-for-sale. Other comprehensive income for the quarter ended March 31, 2002 also included an unrealized gain on newsprint swaps.

The Company’s comprehensive income (loss) is as follows (in thousands):

	First Quarter Ended
	March 30, 2003	March 31, 2002
Net income (loss)	$ 141,152	$(101,570)

Unrealized loss on interest rate and newsprint swaps, net	(1,578)	(1,804)

Unrealized holding gain (loss) on marketable securities classified as available for sale:
Unrealized holding loss arising during the
period, before tax	(4,694)	(39,689)
Less adjustment for (gain) loss on sales of investments
included in net income	55	(1,426)
Income taxes	1,800	16,184

Change in net unrealized gain on securities	(2,839)	(24,931)

Other comprehensive loss	(4,417)	(26,735)

Comprehensive income (loss)	$ 136,735	$(128,305)

NOTE 10:  OTHER DEVELOPMENTS

In June 2002, the FCC announced that it is consolidating the pending television/newspaper cross-ownership rulemaking with its other media ownership rule reviews. On Sept. 23, 2002, the FCC released a Notice of Proposed Rulemaking which requested public comment on the efficiency of the cross-ownership rule. In October 2002, the FCC released 14 studies commissioned by the FCC to provide information relevant to its analysis of all media ownership rules. The FCC has indicated that it will vote on proposed new cross-ownership rules on June 2, 2003. The Company cannot predict the outcome of the FCC cross-ownership rulemaking proceeding.

During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the IRS has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of March 30, 2003, the interest on the proposed taxes would be approximately $228 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. A tax reserve of $180 million, plus $48 million of interest, relating to these transactions is included in “compensation and other obligations” on the unaudited condensed consolidated balance sheets.

NOTE 11:  SEGMENT INFORMATION

Previously, the Company’s interactive and publishing businesses were separate reporting segments. However, as a result of various management and organizational changes, the two groups were integrated during 2003. Consequently, and in accordance with segment reporting guidelines, the operating results for the Company’s interactive businesses are now reported as part of the operating results of the publishing segment. For comparison purposes, prior year results are also shown on this basis.

Financial data for each of the Company’s business segments are as follows (in thousands):

	First Quarter Ended
	March 30, 2003	March 31, 2002
Operating revenues:
Publishing	$ 973,583	$ 950,104
Broadcasting and Entertainment	316,464	283,534

Total operating revenues	$ 1,290,047	$ 1,233,638

Operating profit (loss) before restructuring charges (1):
Publishing	$ 197,601	$ 187,899
Broadcasting and Entertainment	90,197	72,977
Corporate expenses	(11,389)	(9,142)

Total operating profit before restructuring charges	$ 276,409	$ 251,734

Operating profit (loss) including restructuring charges:
Publishing	$ 197,601	$ 162,976
Broadcasting and Entertainment	90,197	71,890
Corporate expenses	(11,389)	(10,385)

Total operating profit including restructuring charges	$ 276,409	$ 224,481

	March 30, 2003	Dec. 29, 2002
Assets:
Publishing	$ 8,233,336	$ 8,328,030
Broadcasting and Entertainment	4,451,050	4,163,348
Corporate	1,507,331	1,586,950

Total assets	$14,191,717	$14,078,328

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

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the first quarter of 2003 to the first quarter of 2002. Certain prior year amounts have been reclassified to conform with the 2003 presentation. These reclassifications had no impact on reported 2002 total revenues, operating profit or net income.

FORWARD-LOOKING STATEMENTS

This discussion (including, in particular, the discussion under “Outlook”), the information contained in the preceding notes to the unaudited condensed consolidated financial statements and the information contained in Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” contain certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: changes in advertising demand, newsprint prices, cost of broadcast rights, interest rates, competition and other economic conditions; regulatory and judicial rulings; adverse results from litigation or tax related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments, divestitures, derivative transactions and litigation on the Company’s results of operations and financial condition; and the Company’s reliance on third-party vendors for various services. The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNIFICANT EVENTS

ACQUISITIONS

On March 21, 2003, the Company acquired the stock of KPLR-TV, St. Louis, and the assets of KWBP-TV, Portland, Oregon, from ACME Communications for a total of $275 million. The Company acquired the stock of KPLR-TV for $200 million in cash. The acquisition of the assets of KWBP-TV was structured as a like-kind asset exchange for income tax purposes. It was funded with the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM), with an estimated fair market value of $55 million, plus $20 million in cash. The results of operations of KWBP-TV and KPLR-TV are included in the unaudited condensed consolidated statements of operations since their date of acquisition.

RESTRUCTURING CHARGES

During the first quarter of 2002, the Company recorded pretax restructuring charges of $27 million ($17 million after-tax). For further discussion of the restructuring charges, see Note 2 to the unaudited condensed consolidated financial statements in Item 1.

NON-OPERATING ITEMS

The first quarters of 2003 and 2002 included several non-operating items, summarized as follows (in millions):

	First Quarter Ended March 30, 2003		First Quarter Ended March 31, 2002
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on change in fair values
of derivatives and related investments	$ (37.2)	$ (22.8)	$ (45.5)	$ (27.9)
Gain on sales of subsidiaries and
investments, net	50.2	30.8	1.4	.9
Loss on investment write-downs	(.2)	(.1)	(1.5)	(.9)

Total non-operating items	$ 12.8	$ 7.9	$ (45.6)	$ (27.9)

In the first quarter of 2003, changes in the fair values of the Company’s derivatives and related investments resulted in a non-cash pretax loss of $37 million. This loss resulted primarily from a $20 million increase in the fair value of the derivative component of the Company’s PHONES and a $17 million decrease in the fair value of the related 16.0 million shares of AOL Time Warner common stock.

In the first quarter of 2003, the gain on sales of subsidiaries and investments resulted primarily from the divestiture of the assets of the Company’s remaining Denver radio station, KKHK-FM, now known as KQMT-FM, plus cash of $20 million, for the assets of KWBP-TV, Portland, Ore. The divestiture of the Denver radio station assets resulted in a pretax gain of $51 million.

In the first quarter of 2002, changes in the fair values of the Company’s derivatives and related investments resulted in a non-cash pretax loss of $46 million. This loss resulted primarily from a $151 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was only partially offset by a $106 million decrease in the fair value of the derivative component of the PHONES.

OTHER DEVELOPMENTS

In June 2002, the Federal Communications Commission (“FCC”) announced that it is consolidating its pending television/newspaper cross-ownership rulemaking with its other media ownership rule reviews. On Sept. 23, 2002, the FCC released a Notice of Proposed Rulemaking which requested public comment on the efficiency of the cross-ownership rule. In October 2002, the FCC released 14 studies commissioned by the FCC to provide information relevant to its analysis of all media ownership rules. The FCC has indicated that it will vote on proposed new cross-ownership rules on June 2, 2003. The Company cannot predict the outcome of the FCC cross-ownership rulemaking proceeding.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2003 and 2002 first quarters reflect these seasonal patterns.

Previously, the Company’s interactive and publishing businesses were separate reporting segments. However, as a result of various management and organizational changes, the two groups were integrated during 2003. Consequently, and in accordance with segment reporting guidelines, the operating results for the Company’s interactive businesses are now reported as part of the operating results of the publishing segment. For comparison purposes, prior year results are also shown on this basis.

CONSOLIDATED

The Company’s consolidated operating results for the first quarter of 2003 and 2002 are shown in the table below.

First Quarter
(In millions, except per share data)	2003	2002	Change
Operating revenues	$ 1,290	$ 1,234	+ 5%

Operating profit (1)	$ 276	$ 225	+ 23%

Net loss on equity investments	$ (9)	$ (21)	- 56%

Net income (loss):
Before cumulative effect of accounting change	$ 141	$ 64	+ 120%
Cumulative effect of accounting change, net	–	(166)	- 100%

Net income (loss)	$ 141	$ (102)	*

Diluted earnings (loss) per share:
Before cumulative effect of accounting change	$ .41	$ .18	+ 128%
Cumulative effect of accounting change, net	–	(.51)	- 100%

Net income (loss)	$ .41	$ (.33)	*

(1)  Operating profit excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

* Not meaningful

Earnings Per Share (“EPS”) – Diluted EPS for the 2003 first quarter was $.41 compared with a diluted loss per share of $.33 in 2002. The 2003 first quarter results included a net non-operating gain of $.02 per diluted share. The 2002 first quarter results included a net non-operating loss of $.09 per diluted share, a restructuring charge of $.05 per diluted share and a one-time $.51 loss per diluted share for the cumulative effect of a change in accounting principle related to the initial application of the impairment provisions of Financial Accounting Standard (“FAS”) No. 142, “Goodwill and Other Intangible Assets.” Increases in operating profit at publishing and broadcasting were partially offset by higher corporate expenses.

Operating Revenues and Profit – The Company’s consolidated operating revenues, depreciation and amortization expense and operating profit by business segment for the first quarter were as follows:

	First Quarter
(In millions)	2003	2002	Change
Operating revenues
Publishing	$ 974	$ 950	+ 2%
Broadcasting and Entertainment	316	284	+ 12%

Total operating revenues	$ 1,290	$ 1,234	+ 5%

Depreciation and amortization expense
Publishing	$ 45	$ 43	+ 5%
Broadcasting and Entertainment	11	11	- 2%
Corporate	1	1	- 5%

Total depreciation and amortization expense	$ 57	$ 55	+ 3%

Operating profit (loss) before restructuring charges (1)
Publishing	$ 198	$ 188	+ 5%
Broadcasting and Entertainment	90	73	+ 24%
Corporate expenses	(12)	(9)	+ 25%

Total before restructuring charges	276	252	+ 10%
Restructuring charges	–	(27)	- 100%

Total operating profit	$ 276	$ 225	+ 23%

(1)  Operating profit for each segment excludes interest income and expense, equity earnings and losses, non-operating items and income taxes. Operating profit before restructuring charges is a key metric used by the Company's chief operating decision maker, as defined by FAS No. 131, "Segment Reporting," to make decisions about resources to be allocated to a segment and assess its performance.

Consolidated operating revenues for the 2003 first quarter rose 5% to $1.3 billion from $1.2 billion in 2002, primarily due to improvements in publishing advertising revenues and a rise in broadcasting and entertainment television group revenues.

Consolidated operating profit grew 23%, or $51 million, in the first quarter of 2003. The 2002 first quarter included $27 million of restructuring charges. Publishing operating profit, before restructuring charges, increased 5%, or $10 million, mainly due to an increase in advertising revenues at Chicago, New York, Fort Lauderdale and Orlando, partially offset by an increase in operating expenses. Broadcasting and entertainment operating profit, before restructuring charges, was up 24%, or $17 million, primarily due to increased television revenues, partially offset by higher broadcast rights amortization expense and increased compensation expense.

Operating Expenses – Consolidated operating expenses for the first quarter were as follows:

	First Quarter
(In millions)	2003	2002	Change
Cost of sales	$ 629	$ 614	+ 2%
Selling, general and administrative	328	313	+ 5%
Depreciation	54	52	+ 4%
Amortization of intangible assets	3	3	- 2%
Restructuring charges	–	27	- 100%

Total operating expenses	$1,014	$1,009	–

Cost of sales increased 2%, or $15 million, in the 2003 first quarter, primarily due to higher compensation expense, broadcast rights amortization expense and circulation expense, partially offset by lower newsprint expense. Compensation expense rose 2%, or $5 million, due to salary increases, higher commissions, higher medical expenses and a decline in the pension credit. Broadcast rights amortization expense increased 8%, or $7 million, due to the fall 2002 launch of “Will & Grace” and the addition of Clipper basketball games in Los Angeles. Circulation expenses were up 6%, or $5 million, primarily due to higher distribution expenses. Newsprint and ink expense decreased 5%, or $6 million, as average newsprint costs decreased 5% while consumption declined 1%, partially offset by an increase in ink expense.

Selling, general and administrative expenses (“SG&A”) were up 5%, or $15 million, in the 2003 first quarter primarily due to an increase in compensation and circulation expenses. Compensation expense increased 6%, or $9 million, in the 2003 first quarter due to salary increases, higher medical expenses and a decline in the pension credit. Circulation expense rose 18%, or $4 million, in the first quarter of 2003 primarily due to increased promotion expenses.

The increase in depreciation expense reflects the acquisitions and capital expenditures made in 2003 and 2002.

The Company recorded pretax restructuring charges of $27 million in the first quarter of 2002 (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

PUBLISHING

Operating Revenues and Profit – The following table presents publishing operating revenues, operating expenses before restructuring charges and operating profit for the first quarter.

	First Quarter
(In millions)	2003	2002	Change
Operating revenues	$974	$ 950	+ 2%

Operating expenses before restructuring charges	776	762	+ 2%

Operating profit before restructuring charges (1)	198	188	+ 5%
Restructuring charges	–	(25)	- 100%

Operating profit	$198	$ 163	+ 21%

(1)  Operating profit excludes interest income and expense, equity earnings and losses, non-operating items and income taxes. Operating profit before restructuring charges is a key metric used by the Company's chief operating decision maker, as defined by FAS No. 131, "Segment Reporting," to make decisions about resources to be allocated to a segment and assess its performance.

Publishing operating revenues for the 2003 first quarter rose 2% to $974 million, primarily due to increases in advertising revenue in Chicago, New York, Fort Lauderdale and Orlando.

Operating profit, before restructuring charges, for the 2003 first quarter grew 5% to $198 million, mainly as a result of increased advertising revenues and lower newsprint expense, partially offset by higher compensation and circulation expenses.

Publishing operating revenues, by classification, for the first quarter were as follows:

	First Quarter
(In millions)	2003	2002	Change
Advertising
Retail	$289	$284	+ 2%
National	191	180	+ 6%
Classified	239	241	- 1%
Interactive	21	18	+ 14%

Total advertising	740	723	+ 2%
Circulation	170	168	+ 1%
Other	64	59	+ 9%

Total revenues	$974	$950	+ 2%

Total advertising revenues rose 2% in the 2003 first quarter. Retail advertising was up 2%, or $5 million, due to increases in health care, food and furniture/home furnishing, partially offset by a decline in electronics. Preprint revenues, which were the primary contributor to retail advertising growth, increased 11%, led by a 16% increase in Los Angeles where new preprint facilities for Sunday inserting are now operational. Preprint revenue in Chicago and New York was up 13% and 10%, respectively. National advertising revenue for the first quarter of 2003 increased 6%, or $11 million, primarily due to increases in hi-tech, auto manufacturers, movies/entertainment and financial categories, partially offset by a decrease in travel/resorts. Classified advertising revenues declined 1%, or $2 million, in the 2003 first quarter primarily due to a 12% decline in the help wanted category, partially offset by a 12% increase in real estate and a 1% increase in auto. First quarter 2003 interactive revenues increased 14% to $21 million primarily due to strength in classified and national advertising.

Advertising linage for the first quarter was as follows:

	First Quarter
(Inches in thousands)	2003	2002	Change
Full run
Retail	1,349	1,439	- 6%
National	919	870	+ 6%
Classified	2,481	2,447	+ 1%

Total full run	4,749	4,756	–
Part run	4,623	4,440	+ 4%

Total inches	9,372	9,196	+ 2%

Preprint pieces (in millions)	3,008	2,816	+ 7%

Full run advertising linage remained flat in the first quarter primarily due to a 6% drop in retail advertising offset by a 6% rise in national advertising. Full run retail advertising linage decreased 6% primarily due to declines in Los Angeles, Baltimore, Fort Lauderdale and New York. Full run national advertising linage was up 6% due to increases in Los Angeles, Chicago and Newport News, partially offset by a decline in Fort Lauderdale. Full run classified advertising linage rose 1% in the 2003 first quarter due to increases in Fort Lauderdale and Newport News, partially offset by decreases in New York, Baltimore and Hartford. Part run advertising linage increased 4% in the 2003 first quarter due to increases in Fort Lauderdale, Los Angeles and Chicago, partially offset by a decrease in Allentown. Preprint advertising pieces rose 7% in the first quarter due to increases in New York, Chicago and Los Angeles.

Circulation revenues were up 1% primarily due to increased home delivery prices in Los Angeles, partially offset by lower home delivery circulation in New York. Total average daily and Sunday circulation was up slightly compared with the first quarter of 2002 at 3,441,000 copies and 4,921,000 copies, respectively.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues increased 9%, or $5 million, in the 2003 first quarter primarily due to increases in New York, Los Angeles and Chicago.

Operating Expenses – Publishing operating expenses, before restructuring charges, increased 2%, or $14 million, in the 2003 first quarter primarily due to increases in compensation and circulation expenses, partially offset by a decline in newsprint and ink expense. Compensation expense rose 2%, or $7 million, primarily due to salary increases, a lower pension credit and higher medical expenses. Circulation expense was up 8%, or $10 million, in the 2003 first quarter due to higher distribution and promotion expenses. Newsprint and ink expense was down 5%, or $6 million, in the first quarter of 2003, due to a 5% decrease in average newsprint costs and a 1% decline in consumption, partially offset by an increase in ink expense. Publishing recorded pretax restructuring charges of $25 million in the first quarter of 2002 (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit – The following table presents broadcasting and entertainment operating revenues, operating expenses before restructuring charges and operating profit for the first quarter. Entertainment includes Tribune Entertainment and the Chicago Cubs.

	First Quarter
(In millions)	2003	2002	Change
Operating revenues
Television	$ 289	$ 257	+ 13%
Radio/Entertainment	27	27	–

Total operating revenues	$ 316	$ 284	+ 12%

Operating expenses before restructuring charges
Television	$ 195	$ 182	+ 8%
Radio/Entertainment	31	29	+ 7%

Total operating expenses before restructuring charges	$ 226	$ 211	+ 7%

Operating profit (loss) before restructuring charges (1)
Television	$ 94	$ 75	+ 26%
Radio/Entertainment	(4)	(2)	+ 113%

Operating profit before restructuring charges	90	73	+ 24%
Restructuring charges	–	(1)	- 100%

Total operating profit	$ 90	$ 72	+ 25%

(1)  Operating profit excludes interest income and expense, equity earnings and losses, non-operating items and income taxes. Operating profit before restructuring charges is a key metric used by the Company's chief operating decision maker, as defined by FAS No. 131, "Segment Reporting," to make decisions about resources to be allocated to a segment and assess its performance.

Broadcasting and entertainment operating revenues increased 12% to $316 million in the 2003 first quarter mainly due to higher television revenues. Television revenues were up 13%, or $32 million, in the first quarter due to acquisitions and higher advertising revenues, partially offset by lower cable royalties. Excluding the acquisitions of WTTV-Indianapolis (July 2002), KPLR-St. Louis (March 2003) and KWBP-Portland (March 2003) (“on a comparable basis”), television revenues were up 11% in the first quarter. Radio/Entertainment revenues were flat in the first quarter as continued success with new programs at Tribune Entertainment was offset by a reduction in revenues due to the sale of the Denver radio stations.

Operating profit, before restructuring charges, for broadcasting and entertainment was up 24% to $90 million in the 2003 first quarter primarily due to a $32 million revenue gain, partially offset by higher compensation expense and broadcast rights amortization expense. Television operating profit, before restructuring charges, increased 26% in the 2003 first quarter to $94 million.

Operating Expenses – Broadcasting and entertainment operating expenses, before restructuring charges, increased 7%, or $15 million, in the first quarter of 2003 due to acquisitions, an increase in compensation expense at the television stations and higher broadcast rights amortization expense. Broadcast rights amortization expense increased 8%, or $7 million, mainly related to the fall 2002 launch of “Will and Grace” and the addition of Clippers basketball games in Los Angeles. Compensation expense increased 9%, or $5 million, in the 2003 first quarter due to acquisitions, higher commissions, salary increases and selected open positions filled since last year. On a comparable basis, compensation expense increased 7% in the 2003 first quarter. Broadcasting and entertainment recorded pretax restructuring charges of $1 million in the first quarter of 2002 (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

CORPORATE EXPENSES

Corporate expenses, before restructuring charges, for the 2003 first quarter increased 25% to $12 million from $9 million in the first quarter of 2002 mainly due to a lower pension credit and higher insurance costs. Corporate recorded restructuring charges of $1 million in the first quarter of 2002 (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

EQUITY RESULTS

Net loss on equity investments totaled $9 million in the 2003 first quarter, compared with $21 million in 2002. The lower losses reflect the recognition of equity income at TV Food Network in 2003. In addition, the first quarter 2002 loss included the Company’s $7.5 million share of a restructuring charge for CareerBuilder, primarily due to staff reductions and asset write-downs.

INTEREST AND INCOME TAXES

Interest expense for the 2003 first quarter decreased 8% to $51 million from $55 million last year due to lower outstanding debt and interest rates. Interest income was $2 million in the first quarter of both 2003 and 2002.

The effective tax rate in the 2003 first quarter was 39%, compared with a rate of 39.1% in the first quarter of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by operations in the first quarter was $332 million in 2003 up from $262 million in 2002. The increase was mainly due to higher income and changes in working capital requirements. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and stock.

Net cash used for investments totaled $255 million in the first quarter of 2003. The Company spent $30 million for capital expenditures and $230 million for acquisitions and investments. The Company received $5 million from the sale of investments.

Net cash used for financing activities in the 2003 first quarter was $80 million due to repayments of long-term debt and the payment of dividends, partially offset by sales of stock to employees. The Company did not repurchase any shares of its common stock in the first quarter of 2003. At March 30, 2003, the Company had authorization to repurchase an additional $1.7 billion of its common stock. The Company repaid $90 million of long-term debt during the first quarter of 2003. Quarterly dividends on the Company’s common stock remained flat at $.11 per share in 2003.

The Company has revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.2 billion. As of March 30, 2003, no amounts were borrowed under the credit agreements.

The Company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. The Company’s commercial paper is rated “P-2", “A-1” and “F-2” by Moody’s Investors Services (“Moody’s”), Standard & Poor’s and Fitch, Inc., (“Fitch”), respectively. The Company’s senior unsecured long-term debt was rated “A2” by Moody’s, “A” by Standard & Poor’s and “A-” by Fitch.

During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the IRS has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of March 30, 2003, the interest on the proposed taxes would be approximately $228 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. A tax reserve of $180 million, plus $48 million of interest, relating to these transactions is included in “compensation and other obligations” on the unaudited condensed consolidated balance sheets.

OUTLOOK

The Company’s financial results will continue to be impacted by many factors, including changes in national and local economic conditions, consumer confidence, job creation and unemployment rates. Assuming that there is an improvement in the economy in the second half of the year, the Company anticipates that its full year 2003 diluted earnings per share will be within the range of the current Wall Street analyst estimates of $2.05 to $2.20. This projection assumes that non-operating items will not be significant in the remainder of 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following represents an update of the Company’s market-sensitive financial information. This information contains forward-looking statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 29, 2002.

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

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			March 30, 2003	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Common stock
investments in
public companies	$32	$36	$41	$45 (1)	$50	$54	$69

(1)	Includes approximately 3.6 million shares of AOL Time Warner common stock valued at $41 million. Excludes 16.0 million shares of AOL Time Warner common stock. See discussion below.

During the last 12 quarters, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in eight of the quarters, by 20% or more in six of the quarters and by 30% or more in four of the quarters.

Derivatives and related trading securities. The Company has issued 8.0 million PHONES indexed to the value of its investment in 16.0 million shares of AOL Time Warner common stock (see Note 10 to the Company’s consolidated financial statements in the 2002 Annual Report on Form 10-K). This investment in AOL Time Warner is classified as a trading security, and changes in its fair value, as well as changes in the fair value of the related derivative component of the PHONES, are recorded in the statement of operations.

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. At March 30, 2003, the PHONES carrying value was approximately $545.2 million. Since the issuance of the PHONES in April 1999, quarterly changes in the fair value of the PHONES have partially offset changes in the fair value of the related AOL Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related AOL Time Warner shares.

The following analysis presents the hypothetical change in the fair value of the Company’s 16.0 million shares of AOL Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			March 30, 2003	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

AOL Time Warner common stock	$127	$145	$163	$182	$200	$218	$236

During the last 12 quarters, market price movements have caused the fair value of the Company’s 16.0 million shares in AOL Time Warner common stock to change by 10% or more in eight of the quarters, by 20% or more in six of the quarters and by 30% or more in four of the quarters.

ITEM 4.   CONTROLS AND PROCEDURES.

Within the 90 days prior to the filing date of this report, the Company’s management, including the President and Chief Executive Officer and Senior Vice President/Finance and Administration (Chief Financial Officer), carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Company’s President and Chief Executive Officer and Senior Vice President/Finance and Administration (Chief Financial Officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings. There have been no significant changes in the Company’s internal controls or in other factors which could significantly affect internal controls subsequent to the date the Company’s management carried out its evaluation.

PART II.   OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The information contained in Note 10 to the unaudited condensed consolidated financial statements in Part I, Item 1 hereof is incorporated herein by reference.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Company held its annual meeting of shareholders on May 6, 2003.

(b)	No answer required.

(c)	Proposal 1 involved the election of four directors to serve until the 2006 Annual Meeting. Those directors and the voting results were as follows:
	Votes “For”	Votes “Withheld”
Dennis J. FitzSimons	280,204,178	7,468,219
Betsy D. Holden	269,308,143	18,364,254
Robert S. Morrison	269,317,605	18,354,792
William Stinehart, Jr.	274,938,909	12,733,488

Proposal 2 involved the ratification of the selection of PricewaterhouseCoopers LLP to serve as the Company's independent accountants for 2003. The voting results were as follows:

Votes “For”	Votes “Against”	Votes “Abstained”
280,508,701	5,066,189	2,097,507

(d)	Not applicable.

ITEM 5.  OTHER INFORMATION.

The computation of the ratios of earnings to fixed charges, filed herewith as Exhibit 12, is incorporated herein by reference.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

12 - Computation of ratios of earnings to fixed charges.

99.1 - Certification of Dennis J. FitzSimons, President and Chief Executive Officer of Tribune Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 - Certification of Donald C. Grenesko, Senior Vice President/Finance and Administration (Chief Financial Officer) of Tribune Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

The Company filed no reports on Form 8-K during the quarter for which this report is filed.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned not hereunto duly authorized.

TRIBUNE COMPANY (Registrant)
Date: May 9, 2003	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)

Form 10-Q Certification

I, Dennis J. FitzSimons, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tribune Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Tribune Company as of, and for, the periods presented in this quarterly report;

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

b)	evaluated the effectiveness of Tribune Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

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

6.

Tribune Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ Dennis J. FitzSimons Dennis J. FitzSimons President and Chief Executive Officer

Form 10-Q Certification

I, Donald C. Grenesko, certify that:

1.	I have reviewed this quarterly report on Form 10-Q of Tribune Company;

2.

Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3.

Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of Tribune Company as of, and for, the periods presented in this quarterly report;

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

b)	evaluated the effectiveness of Tribune Company's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

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

6.

Tribune Company's other certifying officer and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 9, 2003	/s/ Donald C. Grenesko Donald C. Grenesko Senior Vice President/ Finance and Administration