Form 10-K/A
period 2002-12-29
TRIBUNE CO
filed 2003-06-27
CIK 726513

UNITED STATES
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

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). Yes |X|. No __.

        Aggregate market value of the Company's voting and non-voting common equity held by non-affiliates on June 28, 2002, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $9,496,000,000.

        At June 20, 2003 there were 316,035,427 shares outstanding of the Company's Common Stock ($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the Company.

        The following documents are incorporated by reference, in part:

        Definitive Proxy Statement for the May 6, 2003 Annual Meeting of Shareholders (Part III, to the extent described therein).

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON
                   FORM 8-K

        The undersigned registrant hereby amends Part IV, Item 15, “Exhibits, Financial Statement Schedules and Reports on Form 8-K” of the registrant’s Annual Report on Form 10-K for the fiscal year ended December 29, 2002 to include the following additional exhibits:

23.1 - Consent of Independent Accountants, is filed herewith.

99    - Financial statements for the Tribune Company Savings Incentive Plan, KTLA Inc. Hourly Employees' Retirement Plan, WPIX Inc. Hourly Employees' Retirement Plan (Unaudited), Tribune Company Defined Contribution Retirement Plan, Chicago Tribune Tax Deferred Investment Plan for Machinists (Unaudited), and the Times Mirror Savings Plus Plan.

99.1 - Certification of Donald C. Grenesko, Senior Vice President/Finance and Administration and Chairman, Employee Benefits Committee of Tribune Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 - Certification of David J. Granat, Vice President and Treasurer of Tribune Company, with principal responsibility for overseeing the plans listed above, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURE

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this amendment to be signed on its behalf by the undersigned, hereunto duly authorized.

TRIBUNE COMPANY (Registrant)
Date: June 27, 2003	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)

   EXHIBIT 23.1

CONSENT OF INDEPENDENT ACCOUNTANTS

We hereby consent to the incorporation by reference in the Registration Statements on Form S-3 (File Nos. 333-18921, 333-66077 and 333-74961) and in the Registration Statements on Form S-8 (File Nos. 2-90727, 33-26239, 33-47547, 33-59233, 333-03245, 333-18269, 333-35422, 333-70684, 333-70686, 333-70690, 333-70692 and 333-70696) of Tribune Company of our reports dated June 19, 2003 relating to the financial statements and supplemental schedules of the Tribune Company Savings Incentive Plan, the KTLA Inc. Hourly Employees’ Retirement Plan, the Tribune Company Defined Contribution Retirement Plan and the Times Mirror Savings Plus Plan, which appear in this Form 10-K/A.

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
June 26, 2003

   EXHIBIT 99

TRIBUNE COMPANY

INDEX

Page

Tribune Company Savings Incentive Plan	3
Report of Independent Auditors	4
Financial Statements:
Statements of Net Assets Available for Benefits
at December 31, 2002 and 2001	5
Statement of Changes in Net Assets Available for Benefits
for the Year Ended December 31, 2002	6
Notes to Financial Statements	7-12
Supplemental Schedule:
Schedule of Assets (Held at End of Year)	13
KTLA Inc. Hourly Employees' Retirement Plan	14
Report of Independent Auditors	15
Financial Statements:
Statements of Net Assets Available for Benefits
at December 31, 2002 and 2001	16
Statement of Changes in Net Assets Available for Benefits
for the Year Ended December 31, 2002	17
Notes to Financial Statements	18-22
Supplemental Schedule:
Schedule of Assets (Held at End of Year)	23
WPIX Inc. Hourly Employees' Retirement Plan (Unaudited)	24
Financial Statements:
Statements of Net Assets Available for Benefits
at December 31, 2002 and 2001 (Unaudited)	25
Statement of Changes in Net Assets Available for Benefits
for the Year Ended December 31, 2002 (Unaudited)	26
Notes to Financial Statements (Unaudited)	27-31
Supplemental Schedule:
Schedule of Assets (Held at End of the Year) (Unaudited)	32

Tribune Company Defined Contribution Retirement Plan	33
Report of Independent Auditors	34
Financial Statements:
Statements of Net Assets Available for Benefits
at December 31, 2002 and 2001	35
Statement of Changes in Net Assets Available for Benefits
for the Year Ended December 31, 2002	36
Notes to Financial Statements	37-41
Supplemental Schedule:
Schedule of Assets (Held at End of Year)	42
Chicago Tribune Tax Deferred Investment Plan for Machinists (Unaudited)	43
Financial Statements:
Statements of Net Assets Available for Benefits
at December 31, 2002 and 2001 (Unaudited)	44
Statement of Changes in Net Assets Available for Benefits
for the Year Ended December 31, 2002 (Unaudited)	45
Notes to Financial Statements (Unaudited)	46-50
Supplemental Schedule:
Schedule of Assets (Held at End of Year) (Unaudited)	51
Times Mirror Savings Plus Plan	52
Report of Independent Auditors	53
Financial Statements:
Statements of Net Assets Available for Benefits
at December 31, 2002 and 2001	54
Statement of Changes in Net Assets Available for Benefits
for the Year Ended December 31, 2002	55
Notes to Financial Statements	56-61
Supplemental Schedule:
Schedule of Assets (Held at End of Year)	62

All other schedules of additional financial information required by the Department of Labor Rules and Regulations for Reporting and Disclosure under ERISA have been omitted because they are not applicable.

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE
AS OF DECEMBER 31, 2002 AND 2001
AND FOR THE YEAR ENDED DECEMBER 31, 2002

REPORT OF INDEPENDENT AUDITORS

To the Participants and Administrator
of the Tribune Company Savings Incentive Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Tribune Company Savings Incentive Plan (the “Plan”) at December 31, 2002 and 2001, and the changes in net assets available for benefits for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
June 19, 2003

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	December 31,
	2002	2001
Assets:

Investments, at fair value	$448,086,418	$468,918,153

Receivables:
Contributions from participants	953,301	841,561
Contributions from Tribune Company	131,801	111,024

Total receivables	1,085,102	952,585

Net assets available for benefits	$449,171,520	$469,870,738

The accompanying notes are an integral part of the financial statements.

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

Year Ended December 31, 2002
Additions:
Additions to net assets attributed to:
Contributions:
Participants	$ 28,466,770
Tribune Company	3,489,352

31,956,122

Net transfer of assets	12,821,587

Total additions	44,777,709

Deductions:
Deductions from net assets attributed to:
Investment income (loss):
Interest and dividends	8,705,597
Net depreciation in fair value of investments	(25,295,606)

Net investment loss	(16,590,009)

Benefits paid to participants or their beneficiaries	(48,258,861)
Administrative fees	(628,057)

Total deductions	(65,476,927)

Net decrease in net assets available for benefits	(20,699,218)

Net assets available for benefits:
Beginning of year	469,870,738

End of year	$ 449,171,520

The accompanying notes are an integral part of the financial statements.

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – PLAN DESCRIPTION

The following brief description of the Tribune Company Savings Incentive Plan (the “Plan” or “SIP” ) is provided for general information purposes. Participants should refer to the Plan document for more complete information.

General

The Plan was established effective April 1, 1985, by Tribune Company (the “Company”). The Plan is a defined contribution plan that covers eligible salaried and hourly employees of the Company and participating subsidiaries. Separate benefit accounts are maintained for each participant.

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

Pursuant to Internal Revenue Code (“IRC”) Section 401(a)(28), participants in the Company’s Employee Stock Ownership Plan (“ESOP”) who are at least age 50, and have 10 or more years of ESOP participation are currently eligible to transfer a portion of their ESOP account balances to the Plan.

Plan administration

The Plan is administered by the Tribune Company Employee Benefits Committee (the “Committee”), which is appointed by the board of directors of the Company. The Plan’s trustee, Vanguard Fiduciary Trust Company (“Vanguard” or the “Trustee”), is responsible for the custody and management of the Plan’s assets.

Contributions

Participants may elect to make before-tax (“salary reduction”) contributions of 1% to 25% of their compensation (as defined in the Plan) subject to Plan and Internal Revenue Service (“IRS”) limits. Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers seven investment alternatives (six mutual funds and the Tribune Company Stock Fund). After the first full year of service, the Company makes a contribution to the Plan in an amount equal to 25% of the first 4% of a participant’s before-tax contributions for that period. The Company contribution is allocated according to the participants’ investment elections.

Participants may elect to have all or a percentage (in 1% increments) of their contributions and their share of the Company’s contributions invested in or transferred among one or more of the investment funds. Participants may elect that up to 100% of their contributions and up to 100% of their share of the Company’s matching contributions be invested in the Tribune Company Stock Fund. The Trustee’s purchases of Tribune Company common stock are made in the open market. Participants may change their investment options effective with the next pay period. Participants may make interfund transfers on a daily basis.

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

Plan termination

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan, subject to the provisions of ERISA.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements of the Plan are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investment valuation and income recognition

The Plan’s investments are stated at fair value. Publicly traded funds are valued at quoted market prices on the last business day of the Plan year. The Tribune Company Stock Fund is valued at the unit closing price as determined by the Trustee on the last business day of the Plan year. Participant loans are valued at amounts originally borrowed by participants, less amounts subsequently repaid.

Net appreciation or depreciation in fair value of investments includes both realized gains and losses on investments sold and unrealized gains and losses on investments held at the end of the year.

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

Administrative fees

Administrative fees of $628,057 for the year ended December 31, 2002 were paid by the Plan.

NOTE 3 – INVESTMENTS

The following presents investments that represent 5% or more of the Plan’s net assets:

	December 31,
	2002	2001
Tribune Company Stock Fund; 4,693,963 units and
5,216,993 units, respectively	$128,708,467	$117,747,539
Vanguard Institutional Index Fund; 1,406,885 units
and 1,451,599 units, respectively	113,183,889	152,258,222
Vanguard Prime Money Market Fund; 80,058,882 units
and 71,564,301 units, respectively	80,058,882	71,564,301
Vanguard Wellington Admiral Fund; 1,442,673 units
and 0 units, respectively	61,212,608	–
Vanguard Total Bond Market Index Fund; 2,483,102 units
and 1,808,960 units, respectively	25,774,596	18,342,849
Vanguard Wellington Investors Fund; 0 units
and 2,402,288 units, respectively	–	65,486,381

During 2002, the Plan’s investments (including both realized gains and losses on investments sold and unrealized gains and losses on investments held at the end of the year) depreciated in value by $25,295,606 as follows:

Mutual funds	$(50,028,537)
Tribune Company Stock Fund	24,732,931

Net depreciation in fair value of investments	$(25,295,606)

NOTE 4 – NET TRANSFER OF ASSETS / PLAN MERGER

Included in the net transfer of assets are $2,778,438 related to the merger of the Triad Capital Management, Inc. and Affiliates 401(k) Retirement Plan, and $716,094 related to the merger of the JDTV, Inc. 401(k) Plan. Both mergers were effective July 1, 2002. The assets of the Triad Capital Management, Inc. and Affiliates 401(k) Retirement Plan and the JDTV, Inc. 401(k) Plan were transferred to and became assets of the SIP and will be held, invested and administered by the Committee pursuant to the provisions of the SIP plan document. In addition, participants transferred assets of $9,327,055 from their ESOP account balances into the Plan during 2002.

NOTE 5 – INCOME TAX STATUS

The IRS has determined and informed the Company by letter dated August 22, 2002, that the Plan is designed in accordance with applicable sections of the IRC. Although the Plan has been amended since receiving the determination letter, the Plan administrator and the Plan’s tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

NOTE 6 – RELATED PARTY TRANSACTIONS

Certain Plan investments are shares of mutual funds managed by Vanguard. Vanguard is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest transactions.

NOTE 7 – RECONCILIATION OF FINANCIAL STATEMENTS TO THE FORM 5500

The following is a reconciliation of net assets available for benefits per the financial statements at December 31, 2002 and 2001 to Form 5500:

	December 31,
	2002	2001
Net assets available for benefits per
the financial statements	$ 449,171,520	$ 469,870,738
Amounts allocated to withdrawing participants	(163,487)	(73,951)

Net assets available for benefits per the Form 5500	$ 449,008,033	$ 469,796,787

The following is a reconciliation of benefits paid to participants per the financial statements for the year ended December 31, 2002, to Form 5500:

Benefits paid to participants per
the financial statements	$48,258,861
Add: Amounts allocated to withdrawing
participants at December 31, 2002	163,487
Less: Amounts allocated to withdrawing
participants at December 31, 2001	(73,951)

Benefits paid to participants per the Form 5500	$48,348,397

Amounts allocated to withdrawing participants are recorded on the Form 5500 for benefit claims that have been processed and approved for payment prior to December 31, 2002, but not yet paid as of that date.

NOTE 8 – RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several investment securities and instruments. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risks associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks and values in the near term would materially affect participants’ account balances and the amounts reported in the statements of net assets available for benefits and the statement of changes in net assets available for benefits.

TRIBUNE COMPANY SAVINGS INCENTIVE PLAN

SCHEDULE OF ASSETS (HELD AT END OF YEAR)
AS OF DECEMBER 31, 2002

	Identity of Issue or Borrower	Description	Market Value
*	Vanguard Prime Money Market Fund	Money Market Fund	$ 80,058,882

*	Vanguard Money Market Reserves - Prime Portfolio -
	Short Term Investment Fund Account	Money Market Fund	346,610

*	Tribune Company Stock Fund	Stock Fund	128,708,467

*	Vanguard Institutional Index Fund	Registered Investment	113,183,889

*	Vanguard Wellington Admiral Fund	Registered Investment	61,212,608

*	Vanguard Total Bond Market Index Fund	Registered Investment	25,774,596

*	Vanguard Explorer Fund	Registered Investment	15,894,292

*	Vanguard International Growth Fund	Registered Investment	12,473,634

*	Participant Loans	Loans to participants (maturities range from	10,433,440
		1 to 7 years, interest rates range from 4.0% to 14.21%)

	Total Assets (Held at End of Year)		$448,086,418

	* Party-in-interest

KTLA INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE
AS OF DECEMBER 31, 2002 AND 2001
AND FOR THE YEAR ENDED DECEMBER 31, 2002

REPORT OF INDEPENDENT AUDITORS

To the Participants and Administrator
of the KTLA Inc. Hourly Employees' Retirement Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the KTLA Inc. Hourly Employees’ Retirement Plan (the “Plan”) at December 31, 2002 and 2001, and the changes in net assets available for benefits for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
June 19, 2003

KTLA INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	December 31,
	2002	2001
Assets:

Investments, at fair value	$9,299,422	$9,493,488

Receivables:
Contributions from participants	13,021	10,923
Contributions from Tribune Company	94,507	7,064

Total receivables	107,528	17,987

Net assets available for benefits	$9,406,950	$9,511,475

The accompanying notes are an integral part of the financial statements.

KTLA INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

Year Ended December 31, 2002
Additions:
Additions to net assets attributed to:
Contributions:
Participants	$ 292,982
Tribune Company	272,809

Total additions	565,791

Deductions:
Deductions from net assets attributed to:
Investment income (loss):
Interest and dividends	172,684
Net depreciation in fair value of investments	(794,167)

Net investment loss	(621,483)

Benefits paid to participants or their beneficiaries	(26,048)
Administrative fees	(22,785)

Total deductions	(670,316)

Net decrease in net assets available for benefits	(104,525)

Net assets available for benefits:
Beginning of year	9,511,475

End of year	$ 9,406,950

The accompanying notes are an integral part of the financial statements.

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

Contributions

Participants may elect to make before-tax (“salary reduction”) contributions of 1% to 25% of their compensation (as defined in the Plan) subject to Plan and Internal Revenue Service (“IRS”) limits. Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers seven investment alternatives (six mutual funds and the Tribune Company Stock Fund). The Company makes a contribution of 3% of each employee’s eligible compensation to the Plan. The Company contribution is allocated according to the participants’ investment elections.

Participants may elect to have all or a percentage (in 1% increments) of their contributions and their share of the Company’s contributions invested in or transferred among one or more of the investment funds. Participants may elect that up to 100% of their contributions and up to 100% of their share of the Company’s matching contributions be invested in the Tribune Company Stock Fund. The Trustee’s purchases of Tribune Company common stock are made in the open market. Participants may change their investment options effective with the next pay period. Participants may make interfund transfers on a daily basis.

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

Plan termination

Subject to any collective bargaining agreement, the Company has the right to discontinue its contributions at any time and to terminate the Plan, subject to the provisions of ERISA.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements of the Plan are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Net appreciation or depreciation in fair value of investments includes both realized gains and losses on investments sold and unrealized gains and losses on investments held at the end of the year.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Payment of benefits

Distributions are recorded when paid. Benefit claims that have been processed and approved for payment prior to December 31 but not yet distributed as of that date are shown as a liability on the Form 5500, filed with the Department of Labor. At December 31, 2002 and 2001, all benefit claims that were processed and approved for payment had been distributed.

Administrative fees

Administrative fees of $22,785 for the year ended December 31, 2002 were paid by the Plan.

NOTE 3 – INVESTMENTS

The following presents investments that represent 5% or more of the Plan’s net assets:

	December 31,
	2002	2001
Vanguard Institutional Index Fund; 33,008 units
and 35,927 units, respectively	$2,655,530	$3,768,457
Vanguard Prime Money Market Fund; 2,187,169 units
and 1,195,737 units, respectively	2,187,169	1,195,737
Tribune Company Stock Fund; 64,889 units
and 94,564 units, respectively	1,779,261	2,134,304
Vanguard Wellington Admiral Fund; 37,493 units
and 0 units, respectively	1,590,838	–
Vanguard Total Bond Market Index Fund; 57,390 units
and 3,742 units, respectively	595,709	37,944
Vanguard Wellington Investor Fund; 0 units
and 63,648 units, respectively	–	1,735,034

During 2002, the Plan’s investments (including both realized gains and losses on investments sold and unrealized gains and losses on investments held at end of the year) depreciated in value by $794,167 as follows:

Mutual funds	$(1,159,982)
Tribune Company Stock Fund	365,815

Net depreciation in fair value of investments	$ (794,167)

NOTE 4 – INCOME TAX STATUS

The IRS has determined and informed the Company by letter dated August 22, 2002, that the Plan is designed in accordance with applicable sections of the Internal Revenue Code (“IRC”). Although the Plan has been amended since receiving the determination letter, the Plan administrator and the Plan’s tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

NOTE 5 – RELATED PARTY TRANSACTIONS

Certain Plan investments are shares of mutual funds managed by Vanguard. Vanguard is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest transactions.

NOTE 6 – RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several investment securities and instruments. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risks associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks and values in the near term would materially affect participants’ account balances and the amounts reported in the statements of net assets available for benefits and the statement of changes in net assets available for benefits.

KTLA INC. HOURLY EMPLOYEES' RETIREMENT PLAN

SCHEDULE OF ASSETS (HELD AT END OF YEAR)
AS OF DECEMBER 31, 2002

	Identity of Issue or Borrower	Description	Market Value
*	Vanguard Prime Money Market Fund	Money Market Fund	$2,187,169

*	Vanguard Money Market Reserves - Prime Portfolio -
	Short Term Investment Fund	Money Market Fund	10,658

*	Vanguard Institutional Index Fund	Registered Investment	2,655,530

*	Tribune Company Stock Fund	Stock Fund	1,779,261

*	Vanguard Wellington Admiral Fund	Registered Investment	1,590,838

*	Vanguard Total Bond Market Index Fund	Registered Investment	595,709

*	Vanguard Explorer Fund	Registered Investment	326,864

*	Vanguard International Growth Fund	Registered Investment	153,393

	Total Assets (Held at End of Year)		$9,299,422

	* Party-in-interest

WPIX INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

(UNAUDITED)
FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE
AS OF DECEMBER 31, 2002 AND 2001
AND FOR THE YEAR ENDED DECEMBER 31, 2002

WPIX INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	(UNAUDITED) December 31,
	2002	2001
Assets:

Investments, at fair value	$3,962,864	$3,791,806

Receivables:
Contributions from participants	20,367	13,135

Net assets available for benefits	$3,983,231	$3,804,941

The accompanying notes are an integral part of the financial statements.

WPIX INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

(UNAUDITED) Year Ended December 31, 2002
Additions:
Additions to net assets attributed to:
Contributions:
Participants	$ 352,425
Tribune Company	278,755

Total additions	631,180

Deductions:
Deductions from net assets attributed to:
Investment income (loss):
Interest and dividends	65,182
Net depreciation in fair value of investments	(391,885)

Net investment loss	(326,703)

Benefits paid to participants or their beneficiaries	(108,180)
Administrative fees	(18,007)

Total deductions	(452,890)

Net increase in net assets available for benefits	178,290

Net assets available for benefits:
Beginning of year	3,804,941

End of year	$ 3,983,231

The accompanying notes are an integral part of the financial statements.

WPIX INC. HOURLY EMPLOYEES’ RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1 – PLAN DESCRIPTION

The following brief description of the WPIX Inc. Hourly Employees’ Retirement Plan (the “Plan”) is provided for general information purposes. Participants should refer to the Plan document for more complete information.

General

The Plan was established effective July 1, 1991 by Tribune Company (the “Company”). The Plan is a defined contribution plan that covers the members of the International Brotherhood of Electrical Workers (“IBEW”) union at WPIX Inc. (“WPIX”) who meet age and service requirements. Separate benefit accounts are maintained for each participant.

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

Contributions

Participants may elect to make before-tax (“salary reduction”) contributions of 1% to 25% of their compensation (as defined in the Plan) subject to Plan and Internal Revenue Service (“IRS”) limits. Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers seven investment alternatives (six mutual funds and the Tribune Company Stock Fund). The Company makes a contribution based on the terms of each collective bargaining agreement. The Company contribution is allocated according to the participants’ investment elections.

Participants may elect to have all or a percentage (in 1% increments) of their contributions and their share of the Company’s contributions invested in or transferred among one or more of the investment funds. Participants may elect that up to 100% of their contributions and up to 100% of their share of the Company’s matching contributions be invested in the Tribune Company Stock Fund. The Trustee’s purchases of Tribune Company common stock are made in the open market. Participants may change their investment options effective with the next pay period. Participants may make interfund transfers on a daily basis.

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

Plan termination

Subject to any collective bargaining agreement, the Company has the right to discontinue its contributions at any time and to terminate the Plan, subject to the provisions of ERISA. In the event of Plan termination, participants would become 100% vested in their employer contributions.

Forfeited accounts

Forfeitures of terminated non-vested account balances are used to reduce future employer contributions and totaled $2,329 and $7,914 at December 31, 2002 and 2001, respectively.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements of the Plan are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Net appreciation or depreciation in fair value of investments includes both realized gains and losses on investments sold and unrealized gains and losses on investments held at the end of the year.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Payment of benefits

Distributions are recorded when paid. Benefit claims that have been processed and approved for payment prior to December 31 but not yet distributed as of that date are shown as a liability on the Form 5500, filed with the Department of Labor. At December 31, 2002 and 2001, all benefit claims that were processed and approved for payment had been distributed

Administrative fees

Administrative fees of $18,007 for the year ended December 31, 2002 were paid by the Plan.

NOTE 3 – INVESTMENTS

The following presents investments that represent 5% or more of the Plan’s net assets:

	December 31,
	2002	2001
Vanguard Institutional Index Fund; 17,686 units
and 16,607 units, respectively	$1,422,845	$1,741,951
Vanguard Prime Money Market Fund; 1,141,254 units
and 894,201 units, respectively	1,141,254	894,201
Tribune Company Stock Fund; 27,988 units
and 26,213 units, respectively	767,418	591,621
Vanguard Wellington Admiral Fund; 6,792 units
and 0, respectively	288,177	–
Vanguard Wellington Investor Fund; 0 units
and 9,984 units, respectively	–	272,176

During 2002, the Plan’s investments (including both realized gains and losses on investments sold and unrealized gains and losses on investments held at the end of the year) depreciated in value by $391,885 as follows:

Mutual funds	$(523,085)
Tribune Company Stock Fund	131,200

Net depreciation in fair value of investments	$(391,885)

NOTE 4 – INCOME TAX STATUS

The IRS has determined and informed the Company by letter dated August 22, 2002, that the Plan is designed in accordance with applicable sections of the Internal Revenue Code (“IRC”). Although the Plan has been amended since receiving the determination letter, the Plan administrator and the Plan’s tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

NOTE 5 – RELATED PARTY TRANSACTIONS

Certain Plan investments are shares of mutual funds managed by Vanguard. Vanguard is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest transactions.

NOTE 6 – RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several investment securities and instruments. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risks associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks and values in the near term would materially affect participants’ account balances and the amounts reported in the statements of net assets available for benefits and the statement of changes in net assets available for benefits.

WPIX INC. HOURLY EMPLOYEES' RETIREMENT PLAN

SCHEDULE OF ASSETS (HELD AT END OF YEAR)
AS OF DECEMBER 31, 2002
(UNAUDITED)

	Identity of Issue or Borrower	Description	Market Value
*	Vanguard Prime Money Market Fund	Money Market Fund	$1,141,254

*	Vanguard Money Market Reserves - Prime Portfolio -
	Short Term Investment Fund	Money Market Fund	26,895

*	Vanguard Institutional Index Fund	Registered Investment	1,422,845

*	Tribune Company Stock Fund	Stock Fund	767,418

*	Vanguard Wellington Admiral Fund	Registered Investment	288,177

*	Vanguard Total Bond Market Index Fund	Registered Investment	127,678

*	Vanguard Explorer Fund	Registered Investment	106,337

*	Vanguard International Growth Fund	Registered Investment	82,260

	Total Assets (Held at End of Year)		$3,962,864

	* Party-in-interest

TRIBUNE COMPANY DEFINED CONTRIBUTION RETIREMENT PLAN

FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE
AS OF DECEMBER 31, 2002 AND 2001
AND FOR THE YEAR ENDED DECEMBER 31, 2002

REPORT OF INDEPENDENT AUDITORS

To the Participants and Administrator
of the Tribune Company Defined Contribution Retirement Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Tribune Company Defined Contribution Retirement Plan (the “Plan”) at December 31, 2002 and 2001, and the changes in net assets available for benefits for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
June 19, 2003

TRIBUNE COMPANY DEFINED CONTRIBUTION RETIREMENT PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	December 31,
	2002	2001
Assets:

Investments, at fair value	$3,298,699	$3,317,885

Receivables:
Contributions from participants	19,395	16,418
Contributions from Tribune Company	33,734	3,430

Total receivables	53,129	19,848

Net assets available for benefits	$3,351,828	$3,337,733

The accompanying notes are an integral part of the financial statements.

TRIBUNE COMPANY DEFINED CONTRIBUTION RETIREMENT PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

Year Ended December 31, 2002
Additions:
Additions to net assets attributed to:
Contributions:
Participants	$ 413,227
Tribune Company	136,837

Total additions	550,064

Deductions:
Deductions from net assets attributed to:
Investment income (loss):
Interest and dividends	63,126
Net depreciation in fair value of investments	(451,832)

Net investment loss	(388,706)

Benefits paid to participants or their beneficiaries	(125,349)
Administrative fees	(21,914)

Total deductions	(535,969)

Net increase in net assets available for benefits	14,095

Net assets available for benefits:
Beginning of year	3,337,733

End of year	$ 3,351,828

The accompanying notes are an integral part of the financial statements.

TRIBUNE COMPANY DEFINED CONTRIBUTION RETIREMENT PLAN

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – PLAN DESCRIPTION

The following brief description of the Tribune Company Defined Contribution Retirement Plan (the “Plan”) is provided for general information purposes. Participants should refer to the Plan document for more complete information.

General

The Plan was established effective January 1, 1986 by Tribune Company (the “Company”). The Plan is a defined contribution plan that covers the members of the American Federation of Television and Radio Artists (“AFTRA”) unions at KTLA Inc. and WPIX Inc., the International Brotherhood of Electrical Workers (“IBEW”) unions at WEWB Inc., WLVI Inc. and WPHL Inc., and the Newspaper Guild union at WPIX Inc. who meet age and service requirements, as defined in the Plan document. Separate benefit accounts are maintained for each participant.

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

Contributions

Participants may elect to make before-tax (“salary reduction”) contributions of 1% to 25% of their compensation (as defined in the Plan) subject to Plan and Internal Revenue Service (“IRS”) limits. Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers seven investment alternatives (six mutual funds and the Tribune Company Stock Fund). The Company makes a contribution of 3% of each employee’s eligible compensation to the Plan, based on each union’s collective bargaining agreement. The Company contribution, if applicable, is allocated according to the participants’ investment elections.

Participants may elect to have all or a percentage (in 1% increments) of their contributions and their share of the Company’s contributions, if applicable, invested in or transferred among one or more of the investment funds. Participants’ may elect that up to 100% of their contributions and up to 100% of their share of the Company’s matching contributions be invested in the Tribune Company Stock Fund. The Trustee’s purchases of Tribune Company common stock are made in the open market.

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

Plan termination

Subject to any collective bargaining agreement, the Company has the right to discontinue its contributions at any time and to terminate the Plan, subject to the provisions of ERISA. In the event of Plan termination, participants would become 100% vested in their employer contributions.

Forfeited accounts

Forfeitures of terminated non-vested account balances are used to reduce future employer contributions and totaled $4,624 and $726 at December 31, 2002 and 2001, respectively.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements of the Plan are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

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

Net appreciation or depreciation in fair value of investments includes both realized gains and losses on investments sold and unrealized gains and losses on investments held at the end of the year.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Payment of benefits

Distributions are recorded when paid. Benefit claims that have been processed and approved for payment prior to December 31 but not yet distributed as of that date are shown as a liability on the Form 5500, filed with the Department of Labor. At December 31, 2002 and 2001, all benefit claims that were processed and approved for payment had been distributed.

Administrative fees

Administrative fees of $21,914 for the year ended December 31, 2002 were paid by the Plan.

NOTE 3 – INVESTMENTS

The following presents investments that represent 5% or more of the Plan’s net assets:

	December 31,
	2002	2001
Vanguard Institutional Index Fund; 16,363 units
and 15,890 units, respectively	$1,316,401	$1,666,693
Vanguard Prime Money Market Fund; 739,701 units
and 502,556 units, respectively	739,701	502,556
Tribune Company Stock Fund; 11,929 units
and 9,089 units, respectively	327,100	205,132
Vanguard Total Bond Market Index Fund; 29,164 units
and 27,090 units, respectively	302,726	274,690
Vanguard Explorer Fund; 5,924 units
and 5,884 units, respectively	269,504	354,891
Vanguard Wellington Admiral Fund; 4,829 units
and 0 units, respectively	204,912	–
Vanguard Wellington Investors Fund; 0 units
and 7,850 units, respectively	–	213,988

During 2002, the Plan’s investments (including both realized gains and losses on investments sold and unrealized gains and losses on investments held at the end of the year) depreciated in value by $451,832 as follows:

Mutual funds	$(494,629)
Tribune Company Stock Fund	42,797

Net depreciation in fair value of investments	$(451,832)

NOTE 4 – INCOME TAX STATUS

The IRS has determined and informed the Company by letter dated August 22, 2002, that the Plan is designed in accordance with applicable sections of the Internal Revenue Code (“IRC”). Although the Plan has been amended since receiving the determination letter, the Plan administrator and the Plan’s tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

NOTE 5 – RELATED PARTY TRANSACTIONS

Certain Plan investments are shares of mutual funds managed by Vanguard. Vanguard is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest transactions.

NOTE 6 – RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several investment securities and instruments. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risks associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks and values in the near term would materially affect participants’ account balances and the amounts reported in the statements of net assets available for benefits and the statement of changes in net assets available for benefits.

TRIBUNE COMPANY DEFINED CONTRIBUTION RETIREMENT PLAN

SCHEDULE OF ASSETS (HELD AT END OF YEAR)
AS OF DECEMBER 31, 2002

	Identity of Issue or Borrower	Description	Market Value
*	Vanguard Prime Money Market Fund	Money Market Fund	$ 739,701

*	Vanguard Money Market Reserves - Prime Portfolio -
	Short Term Investment Fund	Money Market Fund	55,749

*	Vanguard Institutional Index Fund	Registered Investment	1,316,401

*	Tribune Company Stock Fund	Stock Fund	327,100

*	Vanguard Total Bond Market Index Fund	Registered Investment	302,726

*	Vanguard Explorer Fund	Registered Investment	269,504

*	Vanguard Wellington Admiral Fund	Registered Investment	204,912

*	Vanguard International Growth Fund	Registered Investment	82,606

	Total Assets (Held at End of Year)		$3,298,699

	* Party-in-interest

CHICAGO TRIBUNE TAX DEFERRED INVESTMENT PLAN FOR MACHINISTS

(UNAUDITED)
FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE
AS OF DECEMBER 31, 2002 AND 2001
AND FOR THE YEAR ENDED DECEMBER 31, 2002

CHICAGO TRIBUNE TAX DEFERRED INVESTMENT PLAN FOR MACHINISTS

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	(UNAUDITED) December 31,
	2002	2001
Assets:

Investments, at fair value	$1,382,401	$1,495,262

Contributions receivable from participants	4,293	2,826

Net assets available for benefits	$1,386,694	$1,498,088

The accompanying notes are an integral part of the financial statements.

CHICAGO TRIBUNE TAX DEFERRED INVESTMENT PLAN FOR MACHINISTS

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

(UNAUDITED) Year Ended December 31, 2002
Additions:
Additions to net assets attributed to:
Participant contributions	$ 100,548

Total additions	100,548

Deductions:
Deductions from net assets attributed to:
Investment income (loss):
Interest and dividends	28,211
Net depreciation in fair value of investments	(184,271)

Net investment loss	(156,060)

Benefits paid to participants or their beneficiaries	(43,438)
Administrative fees	(12,444)

Total deductions	(211,942)

Net decrease in net assets available for benefits	(111,394)

Net assets available for benefits:
Beginning of year	1,498,088

End of year	$ 1,386,694

The accompanying notes are an integral part of the financial statements.

CHICAGO TRIBUNE TAX DEFERRED INVESTMENT PLAN FOR MACHINISTS

NOTES TO FINANCIAL STATEMENTS – (UNAUDITED)

NOTE 1 – PLAN DESCRIPTION

The following brief description of the Chicago Tribune Tax Deferred Investment Plan for Machinists (the “Plan”) is provided for general information purposes. Participants should refer to the Plan document for more complete information.

General

The Plan was established effective January 1, 1996 by Tribune Company (the “Company”). The Plan is a defined contribution plan that covers the International Association of Machinists union employees at Chicago Tribune who meet age and service requirements. Separate benefit accounts are maintained for each participant.

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

Contributions

Participants may elect to make before-tax (“salary reduction”) contributions of 1% to 25% of their compensation (as defined in the Plan) subject to Plan and Internal Revenue Service (“IRS”) limits. Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers five investment alternatives (four mutual funds and the Tribune Company Stock Fund).

Participants may elect to have all or a percentage (in 1% increments) of their contributions invested in or transferred among one or more of the investment funds. Participants may elect that up to 100% of their contributions be invested in the Tribune Company Stock Fund. The Trustee’s purchases of Tribune Company common stock are made in the open market. Participants may change their investment options effective with the next pay period. Participants may make interfund transfers on a daily basis.

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

Plan termination

Subject to any collective bargaining agreement, the Company has the right to terminate the Plan at any time, subject to the provisions of ERISA.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of accounting

The financial statements of the Plan are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investment valuation and income recognition

The Plan’s investments are stated at fair value. Publicly traded funds are valued at quoted market prices on the last business day of the Plan year. The Tribune Company Stock Fund is valued at the unit closing price as determined by the Trustee on the last business day of the Plan year. Participant loans are valued at amounts originally borrowed by participants, less amounts subsequently repaid.

Net appreciation or depreciation in fair value of investments includes both realized gains and losses on investments sold and unrealized gains and losses on investments held at the end of the year.

Purchases and sales of securities are recorded on a trade-date basis. Interest income is recorded on the accrual basis. Dividends are recorded on the ex-dividend date.

Payment of benefits

Distributions are recorded when paid. Benefit claims that have been processed and approved for payment prior to December 31 but not yet distributed as of that date are shown as a liability on the Form 5500, filed with the Department of Labor. At December 31, 2002 and 2001, all benefit claims that were processed and approved for payment had been distributed.

Administrative fees

Administrative fees of $12,444 for the year ended December 31, 2002 were paid by the Plan.

NOTE 3 – INVESTMENTS

The following presents investments that represent 5% or more of the Plan’s net assets:

	December 31,
	2002	2001
Vanguard Institutional Index Fund; 4,798 units
and 7,595 units, respectively	$386,022	$796,611
Vanguard Prime Money Market Fund; 528,656 units
and 302,302 units, respectively	528,656	302,302
Tribune Company Stock Fund; 6,731 units
and 6,199 units, respectively	184,573	139,923
Vanguard Explorer Fund; 0 units
and 1,804 units, respectively	–	108,802
Vanguard Total Bond Market Index Fund; 22,570 units
and 6,721 units, respectively	234,274	68,147

During 2002, the Plan’s investments (including both realized gains and losses on investments sold and unrealized gains and losses on investments held at the end of the year) depreciated in value by $184,271 as follows:

Mutual funds	$(208,277)
Tribune Company Stock Fund	24,006

Net depreciation in fair value of investments	$(184,271)

NOTE 4 - INCOME TAX STATUS

The IRS has determined and informed the Company by letter dated October 3, 2002, that the Plan is designed in accordance with applicable sections of the Internal Revenue Code (“IRC”). Although the Plan has been amended since receiving the determination letter, the Plan administrator and the Plan’s tax counsel believe that the Plan is designed and is currently being operated in compliance with the applicable requirements of the IRC.

NOTE 5 – RELATED PARTY TRANSACTIONS

Certain Plan investments are shares of mutual funds managed by Vanguard. Vanguard is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest transactions.

NOTE 6 – RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several investment securities and instruments. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risks associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks and values in the near term would materially affect participants’ account balances and the amounts reported in the statements of net assets available for benefits and the statement of changes in net assets available for benefits.

CHICAGO TRIBUNE TAX DEFERRED INVESTMENT PLAN FOR MACHINISTS

SCHEDULE OF ASSETS (HELD AT END OF YEAR)
AS OF DECEMBER 31, 2002
(UNAUDITED)

	Identity of Issue or Borrower	Description	Market Value
*	Vanguard Prime Money Market Fund	Money Market Fund	$ 528,656

*	Vanguard Money Market Reserves - Prime Portfolio -
	Short Term Investment Fund	Money Market Fund	4,047

*	Vanguard Institutional Index Fund	Registered Investment	386,022

*	Vanguard Total Bond Index Institutional	Registered Investment	234,274

*	Tribune Company Stock Fund	Stock Fund	184,573

*	Vanguard Wellington Fund	Registered Investment	14,994

*	Participant Loans	Loans to participants (maturities range from	29,835
		1 to 4 years, interest rates range from 4.75% to 9.50%)

	Total Assets (Held at End of Year)		$1,382,401

	* Party-in-interest

TIMES MIRROR SAVINGS PLUS PLAN

FINANCIAL STATEMENTS AND SUPPLEMENTAL SCHEDULE
AS OF DECEMBER 31, 2002 AND 2001
AND FOR THE YEAR ENDED DECEMBER 31, 2002

REPORT OF INDEPENDENT AUDITORS

To the Participants and Administrator
of the Times Mirror Savings Plus Plan

In our opinion, the accompanying statements of net assets available for benefits and the related statement of changes in net assets available for benefits present fairly, in all material respects, the net assets available for benefits of the Times Mirror Savings Plus Plan (the “Plan”) at December 31, 2002 and 2001, and the changes in net assets available for benefits for the year ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Plan’s management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

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

/s/ PricewaterhouseCoopers LLP
PRICEWATERHOUSECOOPERS LLP

Chicago, Illinois
June 19, 2003

TIMES MIRROR SAVINGS PLUS PLAN

STATEMENTS OF NET ASSETS AVAILABLE FOR BENEFITS

	December 31,
	2002	2001
Assets:

Investments	$774,029,349	$879,664,145

Receivables:
Contributions from participants	633,162	742,963
Contributions from Tribune Company	208,678	245,846

Total receivables	841,840	988,809

Net assets available for benefits	$774,871,189	$880,652,954

The accompanying notes are an integral part of the financial statements.

TIMES MIRROR SAVINGS PLUS PLAN

STATEMENT OF CHANGES IN NET ASSETS AVAILABLE FOR BENEFITS

Year Ended December 31, 2002
Additions:
Additions to net assets attributed to:
Contributions:
Participants	$ 37,067,565
Tribune Company	12,017,084

Total additions	49,084,649

Deductions:
Deductions from net assets attributed to:
Investment income (loss):
Interest and dividends	14,957,597
Net depreciation in fair value of investments	(75,075,337)

Net investment loss	(60,117,740)

Benefits paid to participants or their beneficiaries	(94,487,976)
Administrative fees	(260,698)

Total deductions	(154,866,414)

Net decrease in net assets available for benefits	(105,781,765)

Net assets available for benefits:
Beginning of year	880,652,954

End of year	$ 774,871,189

The accompanying notes are an integral part of the financial statements.

TIMES MIRROR SAVINGS PLUS PLAN

NOTES TO FINANCIAL STATEMENTS

NOTE 1 – PLAN DESCRIPTION

The following brief description of the Times Mirror Savings Plus Plan (the “Plan”) is provided for general information purposes. Participants should refer to the Plan document for more complete information.

General

The Plan was established effective December 15, 1983 by the Times Mirror Company. On June 12, 2000, the Times Mirror Company and Tribune Company (the “Company”) completed the merger of the Times Mirror Company into the Company in a cash and stock transaction. Each share of Times Mirror common stock (both series A and series C) was converted into 2.5 shares of Tribune common stock, or $95 in cash subject to certain limitations. Plan participants were given the choice to either convert their share balance to Tribune common stock or cash which could then be reallocated to other investment options.

The Plan is a defined contribution plan that covers eligible salaried and hourly employees of the former Times Mirror Company and participating subsidiaries. Separate benefit accounts are maintained for each participant.

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

Contributions

Participants may elect to make before-tax (“salary reduction”) contributions of 1% to 25% of their compensation (as defined in the Plan) subject to Plan and Internal Revenue Service (“IRS”) limits. Participants direct the investment of their contributions into various investment options offered by the Plan. The Plan currently offers 13 investment alternatives. After the first full year of eligible service, the Company makes a contribution to the Plan in an amount equal to 50% of the first 6% of participant before-tax contributions for that period. The Company contribution is allocated according to the participants’ investment elections. Certain participants may elect to contribute an additional 1% to 15% of basic compensation on an after-tax basis. Any combination of before-tax and after-tax savings may be used; however, the total savings cannot exceed 15% of basic compensation. After-tax contributions are not matched by the Company.

Participants may elect to have all or a percentage (in 1% increments) of their contributions and their share of the Company’s contributions invested in or transferred among one or more of the investment funds. Participants’ may elect that up to 100% of their contributions and up to 100% of their share of the Company’s matching contributions be invested in the Tribune Company Stock Fund. The Trustee’s purchases of Tribune Company common stock are made in the open market. Participants may change their investment options effective with the next pay period. Participants may make interfund transfers on a daily basis.

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

Vesting

Participants are 100% vested in their before-tax and after-tax employee contributions at all times. As a result of the merger discussed in Note 1, participants who were employees as of June 12, 2000 became 100% vested in their accounts and the Company contributions as of and subsequent to June 12, 2000. An employee who became a participant after June 12, 2000 is 100% vested in the Company matching account at the earliest of: 3 years of vesting service, age 65, total and permanent disability, or death.

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

Participant loans

The Plan permits participants to borrow from their accounts a minimum of $500 up to a maximum equal to the lesser of $50,000 or 50% of their vested account balance less the highest outstanding loan balance during the most recent 12 month period. Loan transactions are treated as a transfer to (from) the investment fund from (to) the Participant Loans fund. Each loan shall be repaid within 5 years unless the loan is to be used to acquire a principal residence in which the loan shall be repaid within 30 years. The loans are secured by the balance in the participant’s account. The interest rate for a loan is the prime rate on the last business day of the prior month and is fixed for the life of the loan. Principal and interest are paid ratably through payroll deductions.

Plan termination

Although it has not expressed any intent to do so, the Company has the right under the Plan to discontinue its contributions at any time and to terminate the Plan, subject to the provisions of ERISA. In the event of the Plan termination, participants would become 100 percent vested in their employer contributions.

Forfeited accounts

Forfeitures of terminated non-vested account balances are used to reduce future employer contributions and totaled $128,461 and $167,582 at December 31, 2002 and 2001, respectively.

Reclassifications

Certain 2001 amounts have been reclassified to conform to the 2002 presentation.

NOTE 2 – ACCOUNTING POLICIES

Basis of accounting

The financial statements of the Plan are presented on the accrual basis of accounting in accordance with accounting principles generally accepted in the United States of America.

Use of estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Investment valuation and income recognition

The Plan’s investments, excluding guaranteed investment contracts (“GIC”), are stated at fair value. GICs held by the Plan are stated at contract value, which consists of amounts invested (net of withdrawals) plus reinvested earnings. Publicly traded funds are valued at quoted market prices on the last business day of the Plan year. The Tribune Company Stock Fund and the Cox Communications, Inc. Stock Fund are valued at the unit closing price as determined by the Trustee on the last business day of the Plan year. Participant loans are valued at amounts originally borrowed by participants, less amounts subsequently repaid.

Net appreciation or depreciation in fair value of investments includes both realized gains and losses on investments sold and unrealized gains and losses on investments held at the end of the year.

Purchases and sales of securities are recorded on a trade-date basis.

Payment of benefits

Distributions are recorded when paid. Benefit claims that have been processed and approved for payment prior to December 31 but not yet distributed as of that date are shown as a liability on the Form 5500, filed with the Department of Labor. At December 31, 2002 and 2001, all benefit claims that were processed and approved for payment had been distributed.

Administrative fees

Administrative fees of $260,698 for the year ended December 31, 2002 were paid by the Plan.

NOTE 3 – INVESTMENTS

The following presents investments that represent 5% or more of the Plan’s net assets:

	December 31,
	2002	2001
Fidelity Growth & Income Portfolio Fund
(5,314,425 and 5,676,333 units in 2002 and 2001, respectively)	$161,080,221	$212,181,316
Fidelity Income Fund
(10,688,975 and 10,288,131 units in 2002 and 2001, respectively)	150,432,541	137,037,904
Tribune Company Stock Fund
(9,642,476 and 11,170,293 units in 2002 and 2001, respectively)	122,941,573	116,282,751
Fidelity Retirement Money Market Portfolio
(72,171,775 and 82,105,997 shares in 2002 and 2001, respectively)	72,171,775	82,105,997
Fidelity Diversified International Fund
(4,009,393 and 4,223,064 units in 2002 and 2001, respectively)	68,801,188	80,576,063
INVESCO Balanced Commingled Pool Fund
(1,515,817 and 1,636,419 units in 2002 and 2001, respectively)	46,126,315	58,371,073
Fidelity U.S. Equity Index Commingled Pool Fund
(1,493,474 and 1,477,254 units in 2002 and 2001, respectively)	39,233,566	49,857,314
Cox Communications Inc. Class A Common Stock Fund
(1,099,235 and 1,328,757 units in 2002 and 2001, respectively)	29,899,179	53,349,590

During 2002, the Plan’s investments (including gains and losses on investments bought and sold, as well as held during the year) depreciated in value by $75,075,337 as follows:

Mutual funds and other	$(100,123,710)
Tribune Company Stock Fund	25,048,373

Net depreciation in fair value of investments	$(75,075,337)

NOTE 4 – INVESTMENT CONTRACTS WITH INSURANCE COMPANIES

The Fidelity Income Fund (“Fund”) primarily invests in traditional and synthetic GICs issued by insurance companies and other financial institutions. The Fund provides participants principal preservation and a stable interest rate that is reset quarterly. The Fund allows for daily withdrawals and exchanges that are paid at contract value (principal and interest accrued to date). All GICs included in the Fund are accounted for at contract value.

Traditional GICs provide for the payment of a specified rate of interest to the Fund and for the repayment of principal when the contract matures. Certain restrictions exist such that penalties may result from the termination of these contracts or early withdrawal of assets by the Plan.

The fair value of the traditional GICs was $14,848,030, which was $314,799 higher than the contract value of $14,533,231 as of December 31, 2002. The fair value of the traditional GICs was $27,729,536, which was $714,867 higher than the contract value of $27,014,669 as of

December 31, 2001. Fair value for each traditional GIC is estimated by calculating the net present value of the contract value at the scheduled maturity date.

Synthetic GICs simulate the performance of a traditional investment contract. The plan owns the assets underlying the synthetic GICs. To enable the Fund to realize a specific known value for the assets if it needs to liquidate them to make benefit payments, the Fund purchases fully benefit responsive “wrapper” contracts issued by financial institutions. These contracts provide the Fund with market and cash flow risk protection. The Plan’s investment guidelines for synthetic GICs require that the financial institutions have a minimum credit rating of AA or equivalent.

The average yield for Fidelity Income Fund investments was 5.97% in 2002. The weighted average crediting rate for the investment contracts was 5.24% in 2002.

NOTE 5 – INCOME TAX STATUS

The IRS has determined and informed the Company by letter dated April 28, 2003, that the Plan is designed in accordance with applicable sections of the Internal Revenue Code.

NOTE 6 – RELATED PARTY TRANSACTIONS

Certain Plan investments are shares of mutual funds managed by Fidelity. Fidelity is the trustee as defined by the Plan and, therefore, these transactions qualify as party-in-interest transactions.

NOTE 7 – RISKS AND UNCERTAINTIES

The Plan provides for various investment options in several investment securities and instruments. Investment securities are exposed to various risks, such as interest rate, market and credit risks. Due to the level of risks associated with certain investment securities and the level of uncertainty related to changes in the value of investment securities, it is at least reasonably possible that changes in risks and values in the near term would materially affect participants’ account balances and the amounts reported in the statement of net assets available for benefits and the statements of changes in net assets available for benefits.

TIMES MIRROR SAVINGS PLUS PLAN

SCHEDULE OF ASSETS (HELD AT END OF YEAR)
AS OF DECEMBER 31, 2002

	Identity of Issue or Borrower	Description	Market Value
*	Fidelity Income Fund:
	** Ohio National Life Insurance, 5.88%, due 9/2/03	Traditional GIC	$ 3,838,195
	** United of Omaha Life Insurance Co., 5.50%, due 7/31/03	Traditional GIC	3,069,616
	** New York Life Insurance, 6.03%, due 4/30/03	Traditional GIC	2,601,033
	** American International Life Assurance Co., 5.70% due 3/31/03	Traditional GIC	2,541,635
	** Allstate Life Insurance Co. 5.29%, due 10/15/03	Traditional GIC	2,482,752
	*** Morgan Guaranty	Synthetic GICs	34,981,947
	*** UBS AG	Synthetic GICs	34,981,947
	*** Westdeutsche Landesbank	Synthetic GICs	34,981,947
	*** State Street Bank and Trust Company	Synthetic GICs	34,981,947
	*** Morgan Guaranty	Synthetic Wrapper	(1,956,550)
	*** UBS AG	Synthetic Wrapper	(1,957,220)
	*** Westdeutsche Landesbank	Synthetic Wrapper	(1,957,185)
	*** State Street Bank and Trust Company	Synthetic Wrapper	(1,956,666)
	Other	Money Market Fund	3,799,143

	Sub-Total		150,432,541

*	Fidelity Growth & Income Portfolio Fund	Registered Investment	161,080,221
*	Fidelity Retirement Money Market Portfolio	Registered Investment	72,171,775
*	Fidelity Diversified International Fund	Registered Investment	68,801,188
	PIMCO Total Return Fund	Registered Investment	21,078,481
	PBHG Growth Fund	Registered Investment	14,842,497
	MAS Mid-Cap Value Fund	Registered Investment	11,482,513
	PBHG Emerging Growth Fund	Registered Investment	6,885,970
	Brinson US Equity Fund	Registered Investment	3,092,581

	INVESCO Balanced Commingled Pool Fund	Collective Trust	46,126,315
*	Fidelity U.S. Equity Index Commingled Pool Fund	Collective Trust	39,233,566

*	Tribune Company Stock Fund	Stock Fund	122,941,573

	Cox Communications Inc. Class A Common Stock Fund	Stock Fund	29,899,179

*	Participant Loans	Loans to participants (maturities	25,960,949
		range from 1 to 30 years, interest rates range from 4.75% to 10.50%)

	Total Assets (Held at End of Year)		$ 774,029,349

       *   Party-in-interest
      **  Stated at contract value
      ***Amounts shown for the synthetic GICs represent the fair value of the underlying assets. Amounts shown for the synthetic wrappers represent the difference between the contract value and the fair value.