Form 10-Q
period 2003-06-29
TRIBUNE CO
filed 2003-08-05
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2003

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

        At July 28, 2003 there were 313,691,626 shares outstanding of the Company's Common Stock ($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the Company.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)

	Second Quarter Ended		First Half Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Operating Revenues	$ 1,449,626	$ 1,380,553	$ 2,739,673	$ 2,614,191

Operating Expenses
Cost of sales (exclusive of items shown below)	684,741	657,142	1,309,047	1,266,505
Selling, general and administrative	337,583	325,162	670,124	642,818
Depreciation	54,116	52,610	108,365	104,900
Amortization of intangible assets	3,667	2,597	6,209	5,192
Restructuring charges (Note 2)	–	–	–	27,253

Total operating expenses	1,080,107	1,037,511	2,093,745	2,046,668

Operating Profit	369,519	343,042	645,928	567,523

Net income (loss) on equity investments	1,508	(3,611)	(7,506)	(24,308)
Interest income	1,906	2,117	3,981	4,189
Interest expense	(50,651)	(53,799)	(101,598)	(108,891)
Gain/(loss) on change in fair values of derivatives
and related investments	54,276	(98,953)	17,056	(144,469)
Gain on sales of subsidiaries and investments, net	2,340	4,807	52,619	6,233
Loss on investment write-downs	(4,609)	(6,046)	(4,837)	(7,535)

Income Before Income Taxes and Cumulative
Effect of Change in Accounting Principle	374,289	187,557	605,643	292,742
Income taxes	(144,787)	(73,348)	(234,989)	(114,516)

Income Before Cumulative Effect of Change in
Accounting Principle	229,502	114,209	370,654	178,226
Cumulative effect of change in accounting principle,
net of tax	–	–	–	(165,587)

Net Income	229,502	114,209	370,654	12,639
Preferred dividends, net of tax	(6,105)	(6,025)	(12,336)	(12,420)

Net Income Attributable to Common Shares	$ 223,397	$ 108,184	$ 358,318	$ 219

Earnings Per Share (Note 5):
Basic:
Before cumulative effect of change in accounting
principle	$ .72	$ .36	$ 1.16	$ .55
Cumulative effect of accounting change, net	–	–	–	(.55)

Net income	$ .72	$ .36	$ 1.16	–

Diluted:
Before cumulative effect of change in accounting
principle	$ .67	$ .33	$ 1.08	$ .52
Cumulative effect of accounting change, net	–	–	–	(.50)

Net income	$ .67	$ .33	$ 1.08	$ .02

Dividends per common share	$ .11	$ .11	$ .22	$ .22

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	June 29, 2003	Dec. 29, 2002

Assets
Current Assets
Cash and cash equivalents	$ 127,743	$ 105,931
Accounts receivable, net	801,410	814,511
Inventories	45,463	47,462
Broadcast rights	298,669	326,557
Deferred income taxes	127,631	149,570
Prepaid expenses and other	55,750	80,623

Total current assets	1,456,666	1,524,654

Property, plant and equipment	3,437,513	3,386,123
Accumulated depreciation	(1,678,188)	(1,586,497)

Net properties	1,759,325	1,799,626

Broadcast rights	328,050	413,857
Goodwill	5,505,895	5,419,113
Other intangible assets, net	3,241,225	2,997,958
AOL Time Warner stock related to PHONES debt	253,120	199,040
Other investments	636,925	700,582
Prepaid pension costs	877,582	864,626
Other assets	162,809	158,872

Total assets	$ 14,221,597	$ 14,078,328

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	June 29, 2003	Dec. 29, 2002

Liabilities and Shareholders' Equity
Current Liabilities
Long-term debt due within one year	$ 46,630	$ 46,368
Contracts payable for broadcast rights	295,111	334,545
Deferred income	117,767	87,962
Accounts payable, accrued expenses and other current liabilities	612,660	685,101

Total current liabilities	1,072,168	1,153,976

PHONES debt related to AOL Time Warner stock	565,440	523,440
Other long-term debt	2,143,064	2,703,262
Deferred income taxes	2,211,267	2,081,092
Contracts payable for broadcast rights	495,406	578,034
Compensation and other obligations	927,019	898,424

Total liabilities	7,414,364	7,938,228

Shareholders' Equity
Series B convertible preferred stock	217,265	227,408
Series C convertible preferred stock, net of treasury stock	44,260	44,260
Series D-1 convertible preferred stock, net of treasury stock	38,097	38,097
Series D-2 convertible preferred stock, net of treasury stock	24,510	24,510
Common stock and additional paid-in capital	8,561,469	8,342,505
Retained earnings	4,806,750	4,516,291
Treasury common stock (at cost)	(6,888,863)	(7,047,670)
Unearned compensation related to ESOP	(33,772)	(33,772)
Accumulated other comprehensive income	37,517	28,471

Total shareholders' equity	6,807,233	6,140,100

Total liabilities and shareholders' equity	$ 14,221,597	$ 14,078,328

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	First Half Ended
	June 29, 2003	June 30, 2002
Operations
Net income	$ 370,654	$ 12,639
Adjustments to reconcile net income to net cash provided
by operations:
(Gain)/loss on change in fair values of derivatives
and related investments	(17,056)	144,469
Gain on sales of subsidiaries and investments, net	(52,619)	(6,233)
Loss on investment write-downs	4,837	7,535
Cumulative effect of accounting change, net	–	165,587
Depreciation	108,365	104,900
Amortization of intangible assets	6,209	5,192
Deferred income taxes	58,685	(17,770)
Other, net	71,527	18,337

Net cash provided by operations	550,602	434,656

Investments
Capital expenditures	(61,961)	(77,186)
Acquisitions and investments	(232,711)	(18,658)
Proceeds from sales of investments	67,237	12,891
Other, net	–	(1,571)

Net cash used for investments	(227,435)	(84,524)

Financing
Repayments of long-term debt	(274,934)	(294,890)
Sales of common stock to employees, net	103,420	84,152
Purchases of treasury common stock	(49,646)	(29,363)
Dividends	(80,195)	(78,353)

Net cash used for financing	(301,355)	(318,454)

Net increase in cash and cash equivalents	21,812	31,678

Cash and cash equivalents, beginning of year	105,931	65,836

Cash and cash equivalents, end of quarter	$ 127,743	$ 97,514

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of June 29, 2003 and the results of their operations for the second quarters and first halves ended June 29, 2003 and June 30, 2002 and cash flows for the first halves ended June 29, 2003 and June 30, 2002. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2003 presentation. These reclassifications had no impact on reported 2002 total revenues, operating profit or net income.

Previously, the Company’s interactive and publishing businesses were separate reporting segments. However, as a result of various management and organizational changes, the two groups were integrated during the first quarter of 2003. Consequently, and in accordance with segment reporting guidelines, the operating results for the Company’s interactive businesses are now reported as part of the operating results of the publishing segment. For comparison purposes, prior year results are also shown on this basis.

NOTE 2:  RESTRUCTURING CHARGES

In the first quarter of 2002, the Company recorded pretax restructuring charges of $27.3 million ($16.7 million after-tax) for various cost reduction initiatives. Approximately 300 full-time equivalent employee positions were eliminated as a result of these initiatives. Pretax restructuring charges of approximately $25 million were recorded at the publishing segment, $1.1 million at the broadcasting and entertainment segment and $1.2 million at corporate during 2002. These restructuring charges, consisting primarily of compensation expense, are presented as a separate line item in the unaudited condensed consolidated statements of income.

A summary of the significant components of the pretax restructuring charges for the first half ended June 30, 2002 is as follows (in millions):

	Publishing	Broadcasting	Corporate	Total
Severance costs	$ 18.2	$ 0.8	$ 0.4	$ 19.4
Enhanced early retirement
pension costs	2.2	–	–	2.2
Asset disposals	3.0	0.3	0.2	3.5
Lease termination costs	1.6	–	0.6	2.2

Total	$ 25.0	$ 1.1	$ 1.2	$ 27.3

Accruals for the restructuring charges amounted to $4.5 million at June 29, 2003. The accruals primarily consist of costs related to severance and lease termination costs. A summary of the activity with respect to the restructuring accrual is as follows (in millions):

Restructuring accrual at Dec. 29, 2002	$ 11.1
Payments	(6.6)

Restructuring accrual at June 29, 2003	$ 4.5

NOTE 3:  NEW ACCOUNTING STANDARDS

In December 2002, the Financial Accounting Standards Board (“FASB”) issued Financial Accounting Standard (“FAS”) No. 148, “Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123.” FAS 148 requires disclosure in both annual and quarterly financial statements about the method of accounting for stock-based employee compensation, and the effect of the method used on reported results. These additional disclosures are required beginning with the Form 10-Q for the first quarter of 2003.

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations. Under APB 25, no compensation expense is recorded because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant. Under FAS No. 123, “Accounting for Stock-Based Compensation,” compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as compensation expense over the vesting or service period. Had compensation cost for these plans been determined consistent with FAS 123, the Company’s second quarter and first half net income and EPS would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Second Quarter Ended June 29, 2003		Second Quarter Ended June 30, 2002
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$229,502	$211,248	$114,209	$ 93,730
Net income attributable
to common shares	$223,397	$205,143	$108,184	$ 87,705
Basic EPS	$ 0.72	$ 0.66	$ 0.36	$ 0.29
Diluted EPS	$ 0.67	$ 0.62	$ 0.33	$ 0.27

	First Half Ended June 29, 2003		First Half Ended June 30, 2002
	As Reported	Pro Forma	As Reported	Pro Forma
Net income (loss)	$370,654	$333,750	$12,639	$(27,461)
Net income (loss) attributable
to common shares	$358,318	$321,414	$ 219	$(39,881)
Basic EPS	$ 1.16	$ 1.04	$ –	$ (0.13)
Diluted EPS	$ 1.08	$ 0.97	$ 0.02	$ (0.10)

In determining the pro forma compensation cost, the weighted average fair value of options granted at date of grant was estimated to be $8.82 and $12.40 in the second quarter and first half of 2003, respectively, and $6.72 and $11.34 in the second quarter and first half of 2002, respectively, using the Black-Scholes option pricing model and assumptions as provided under FAS 123. For both the second quarter and first half of 2003 and 2002, the following weighted average assumptions were used for general awards and replacement options:

	2003		2002
	General Awards	Replacement Options	General Awards	Replacement Options
Risk-free interest rate	2.8%	1.5%	4.5%	3.0%
Expected dividend yield	1.0%	1.0%	1.0%	1.0%
Expected stock price volatility	32.7%	29.7%	31.8%	28.6%
Expected life (in years)	5	2	5	2

Under certain circumstances, replacement options are granted when a participant pays the exercise price of a stock option and related tax withholding obligations with previously acquired shares of common stock. The number of replacement options granted is equal to the number of shares used to pay the exercise price and related tax withholding obligations. The exercise price of a replacement option is equal to the market price of the underlying stock on the date of grant, and the term is equal to the remaining term of the original option. Replacement options vest one year from the date of grant. The after-tax compensation cost related to replacement options represented $3.9 million and $7.3 million of the $18.3 million and $36.9 million pro forma reduction in net income in the second quarter and first half of 2003, respectively. The after-tax compensation cost related to replacement options represented $2.5 million and $4.8 million of the $20.5 million and $40.1 million pro forma reduction in net income in the second quarter and first half of 2002, respectively. The Company granted broad based stock options in the first quarter of 2002 to the majority of employees, in lieu of merit wage increases. The broad based stock option grants vested after one year and had an after-tax compensation cost of $5.7 million and $11.2 million in the second quarter and first half of 2002, respectively.

NOTE 4:  GOODWILL AND OTHER INTANGIBLE ASSETS

The provisions of FAS No. 142, “Goodwill and Other Intangible Assets,” that pertain to impairment of intangible assets have superceded the impairment related provisions included in FAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.” Under FAS 142, the annual impairment review of goodwill and other intangible assets that are not being amortized must be based generally on fair values; the review under FAS 121 was based generally on projected future undiscounted cash flows. The estimated fair values of these assets subject to the impairment review were calculated as of Dec. 30, 2001 and Dec. 29, 2002 based on projected future discounted cash flow analyses. As a result of initially applying the new impairment provisions of FAS 142, the Company recorded a pretax charge of $271 million ($166 million after-tax, or $.50 per diluted share) in the first quarter of 2002. The charge related to certain of the Company’s newspaper mastheads ($226 million), a Federal Communications Commission (“FCC”) license ($43 million) and a television network affiliation agreement ($2 million), and is presented as the cumulative effect of a change in accounting principle in the Company’s unaudited condensed consolidated statements of income. The impairments were primarily the result of decreases in operating revenues compared to forecasts prepared at the dates the respective companies were acquired. No adjustment to intangible assets was required as a result of the impairment review conducted in the fourth quarter of 2002.

Goodwill and other intangible assets at June 29, 2003 and Dec. 29, 2002 consisted of the following (in thousands):

	June 29, 2003			Dec. 29, 2002
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets continuing to be
amortized
Subscribers (useful life of 15
to 20 years)	$ 195,697	$ (37,888)	$157,809	$195,697	$(32,885)	$162,812
Other (useful life of 3 to 40 years)	35,956	(2,854)	33,102	18,002	(1,648)	16,354

Total	$ 231,653	$ (40,742)	190,911	$213,699	$(34,533)	179,166

Goodwill and other intangibles no
longer being amortized
Goodwill
Publishing			4,017,153			4,016,882
Broadcasting and Entertainment			1,488,742			1,402,231

Total goodwill			5,505,895			5,419,113
Newspaper mastheads			1,575,814			1,575,814
FCC licenses			1,196,092			1,003,970
Network affiliation agreements			270,476			231,076
Tradename			7,932			7,932

Total			8,556,209			8,237,905

Total goodwill and other intangible
assets			$8,747,120			$ 8,417,071

NOTE 5:  EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) were as follows (in thousands, except per share data):

	Second Quarter Ended		First Half Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Basic EPS:
Income before cumulative effect of change in
accounting principle	$ 229,502	$ 114,209	$ 370,654	$ 178,226
Cumulative effect of change in accounting
principle, net of tax	–	–	–	(165,587)

Net income	229,502	114,209	370,654	12,639
Preferred dividends, net of tax	(6,105)	(6,025)	(12,336)	(12,420)

Net income attributable to common shares	$ 223,397	$ 108,184	$ 358,318	$ 219
Weighted average common shares outstanding	310,530	301,312	308,748	300,201

Basic EPS	$ .72	$ .36	$ 1.16	$ –

Diluted EPS:
Income before cumulative effect of change in
accounting principle	$ 229,502	$ 114,209	$ 370,654	$ 178,226
Cumulative effect of change in accounting
principle, net of tax	–	–	–	(165,587)

Net income	229,502	114,209	370,654	12,639
Additional ESOP contribution required
assuming Series B preferred shares were
converted, net of tax	(2,409)	(2,389)	(4,857)	(5,072)
Dividends on Series C, D-1, and D-2 preferred
stock	(2,063)	(2,014)	(4,126)	(4,028)
LYONs interest expense, net of tax	1,324	1,561	2,884	3,125

Adjusted net income	$ 226,354	$ 111,367	$ 364,555	$ 6,664

Weighted average common shares outstanding	310,530	301,312	308,748	300,201
Assumed conversion of Series B preferred shares
into common shares	15,970	17,117	16,098	17,117
Assumed exercise of stock options, net of
common shares assumed repurchased
with the proceeds	7,107	7,085	6,857	6,556
Assumed conversion of LYONs debt securities	5,871	7,094	6,423	7,177

Adjusted weighted average common shares
outstanding	339,478	332,608	338,126	331,051

Diluted EPS	$ .67	$ .33	$ 1.08	$ .02

Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS was computed assuming that the Series B convertible preferred shares and the LYONs debt securities were converted into common shares. The LYONs converted into approximately seven million shares of common stock during June, 2003; therefore, a weighted portion was used in the second quarter and first half 2003 calculations. Also, for both years, weighted average common shares outstanding was adjusted for the dilutive effect of stock options. The Company has certain other convertible securities which were not included in the calculation of diluted EPS because their effects were antidilutive.

NOTE 6:  CHANGES IN OPERATIONS AND NON-OPERATING ITEMS

Acquisitions – On March 21, 2003, the Company acquired the stock of KPLR-TV, St. Louis, and the assets of KWBP-TV, Portland, Oregon, from ACME Communications for a total of $275 million. The Company acquired the stock of KPLR-TV for $200 million in cash. The acquisition of the assets of KWBP-TV was structured as a like-kind asset exchange for income tax purposes. It was funded with the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM), with an estimated fair market value of $55 million, plus $20 million in cash. The results of operations of KWBP-TV and KPLR-TV are included in the unaudited condensed consolidated statements of income since their date of acquisition.

Non-Operating Items – The second quarter and first half of 2003 included several non-operating items, summarized as follows (in thousands):

	Second Quarter Ended June 29, 2003		First Half Ended June 29, 2003
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain on change in fair values
of derivatives and related investments	$ 54,276	$ 33,217	$ 17,056	$ 10,438
Gain on sales of subsidiaries and
investments, net	2,340	1,432	52,619	32,203
Loss on investment write-downs	(4,609)	(2,821)	(4,837)	(2,960)

Total non-operating items	$ 52,007	$ 31,828	$ 64,838	$ 39,681

In the second quarter of 2003, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax gain of $54 million. This gain resulted primarily from a $72 million increase in the fair value of 16.0 million shares of AOL Time Warner common stock, which was partially offset by an $18 million increase in the fair value of the derivative component of the PHONES. In the first half of 2003, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax gain of $17 million. This gain resulted primarily from a $54 million increase in the fair value of 16.0 million shares of AOL Time Warner common stock, which was partially offset by a $37 million increase in the fair value of the derivative component of the PHONES.

In the first half of 2003, the gain on sales of subsidiaries and investments resulted primarily from the March 21, 2003 divestiture of the assets of the Company’s remaining Denver radio station, KKHK-FM, now known as KQMT-FM, plus cash of $20 million, for the assets of KWBP-TV, Portland, Ore. The divestiture of the Denver radio station assets resulted in a pretax gain of $51 million.

The second quarter and first half of 2002 also included several non-operating items, summarized as follows
(in thousands):

	Second Quarter Ended June 30, 2002		First Half Ended June 30, 2002
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on change in fair values
of derivatives and related investments	$ (98,953)	$(60,559)	$(144,469)	$(88,415)
Gain on sales of investments	4,807	2,941	6,233	3,814
Loss on investment write-downs	(6,046)	(3,700)	(7,535)	(4,611)

Total non-operating items	$(100,192)	$(61,318)	$(145,771)	$(89,212)

In the second quarter of 2002, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $99 million. This loss resulted primarily from a $143 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was partially offset by a $46 million decrease in the fair value of the derivative component of the PHONES. In the first half of 2002, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $145 million. This loss resulted primarily from a $294 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was partially offset by a $152 million decrease in the fair value of the derivative component of the PHONES.

NOTE 7:  INVENTORIES

Inventories consisted of the following (in thousands):

	June 29, 2003	Dec. 29, 2002
Newsprint (at LIFO)	$33,448	$36,065
Supplies and other	12,015	11,397

Total inventories	$45,463	$47,462

Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $0.6 million at June 29, 2003 and equal to current cost at Dec. 29, 2002.

NOTE 8:  LONG-TERM DEBT

Debt consisted of the following (in thousands):

	June 29, 2003	Dec. 29, 2002
Commercial paper, weighted average interest rate of 1.2% in 2003
and 1.5% in 2002	$ 83,462	$ 348,529
Medium-term notes, weighted average
interest rate of 6.2%, due 2003-2008	972,235	972,235
8.4% guaranteed ESOP notes, due 2003	33,772	33,772
Capitalized real estate obligation, effective interest rate of
7.7%, expiring 2009	93,668	99,595
7.45% notes due 2009	395,454	395,092
7.25% debentures due 2013	142,211	141,907
LYONs due 2017	–	289,721
7.5% debentures due 2023	93,961	93,844
6.61% debentures due 2027	242,450	242,297
7.25% debentures due 2096	129,226	129,133
Other notes and obligations	3,255	3,505

Total debt excluding PHONES	2,189,694	2,749,630
Less amounts classified as due within one year	(46,630)	(46,368)

Long-term debt excluding PHONES	2,143,064	2,703,262
2% PHONES debt related to AOL Time Warner stock, due 2029	565,440	523,440

Total long-term debt	$ 2,708,504	$ 3,226,702

The discounted debt and derivative components of the PHONES were as follows (in thousands):

	June 29, 2003	Dec. 29, 2002
PHONES Debt:
Discounted debt component (at book value)	$427,360	$422,640
Derivative component (at fair value)	138,080	100,800

Total	$565,440	$523,440

AOL Time Warner stock related to PHONES (at fair value)	$253,120	$199,040

Under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. The derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $680 million and $584 million at June 29, 2003 and Dec. 29, 2002, respectively.

On May 22, 2003 the Company issued a notice to the holders of Tribune’s Liquid Yield Option Notes (“LYONs”) (zero coupon convertible notes) that the Company would redeem this debt issue on June 23, 2003. As a result, all of the LYONs holders converted their notes prior to the redemption date. The LYONs converted into approximately seven million shares of common stock.

Notes issued under the commercial paper program have maturities of less than 90 days. The Company intends to refinance $83 million of commercial paper and $89 million of medium-term notes, scheduled to mature by June 29, 2004, and has the ability to do so on a long-term basis through existing revolving credit agreements. Accordingly, these notes were classified as long-term at June 29, 2003. The Company had revolving credit agreements with a number of financial institutions at June 29, 2003, providing for borrowings in an aggregate amount of up to $1.2 billion, of which $600 million expires in March 2004 and $600 million expires in December 2005. No amounts were borrowed under these credit agreements as of June 29, 2003.

NOTE 9:  COMPREHENSIVE INCOME

Other comprehensive income for the quarters and first halves ended June 29, 2003 and June 30, 2002 includes unrealized gains on interest rate swaps and unrealized gains and losses on marketable securities classified as available-for-sale. Other comprehensive income for the quarter and first half ended June 30, 2002 also included an unrealized gain on newsprint swaps.

The Company’s comprehensive income (loss) is as follows (in thousands):

	Second Quarter Ended		First Half Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002

Net income	$ 229,502	$ 114,209	$ 370,654	$ 12,639

Unrealized gain on interest rate and
newsprint swaps, net	4,817	5,314	3,239	3,510

Unrealized holding gain (loss) on marketable
securities classified as available-for-sale:
Unrealized holding gain (loss) arising during
the period, before tax	14,127	(35,602)	9,433	(75,291)
Less adjustment for (gain) loss on sales of
investments included in net income	–	(1,560)	55	(2,986)
Income taxes	(5,481)	14,419	(3,681)	30,603

Change in net unrealized
gain on securities	8,646	(22,743)	5,807	(47,674)

Other comprehensive income (loss)	13,463	(17,429)	9,046	(44,164)

Comprehensive income (loss)	$ 242,965	$ 96,780	$ 379,700	$(31,525)

NOTE 10:  OTHER DEVELOPMENTS

On June 2, 2003, the FCC adopted new broadcast ownership rules, including a new newspaper/broadcast cross- ownership rule. The new rule eliminates the cross-ownership prohibition entirely in markets with nine or more television stations and permits combinations of one newspaper and one television station in markets with between four and eight television stations. Tribune complies with the new rule in each of the five markets where the Company owns both newspaper and television operations – New York, Los Angeles, Chicago, South Florida and Hartford. The new ownership rules will become effective 30 days after publication in the Federal Register, which is expected to occur in August. Committees in both the United States Senate and House of Representatives have introduced legislation seeking to modify the new broadcast ownership rules. The Company cannot predict with certainty whether the new newspaper/broadcast cross-ownership rule will be affected by this proposed legislation.

During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service (“IRS”) has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of June 29, 2003, the interest on the proposed taxes would be approximately $243 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. A tax reserve of $180 million, plus $51 million of interest, relating to these transactions is included in “compensation and other obligations” on the unaudited condensed consolidated balance sheets.

The Company expects to complete various state and local income tax audits during the second half of 2003. The resolution of these tax audits could result in tax liabilities that are lower than what has been recorded by the Company.

NOTE 11:  SEGMENT INFORMATION

Previously, the Company’s interactive and publishing businesses were separate reporting segments. However, as a result of various management and organizational changes, the two groups were integrated during the first quarter of 2003. Consequently, and in accordance with segment reporting guidelines, the operating results for the Company’s interactive businesses are now reported as part of the operating results of the publishing segment. For comparison purposes, prior year results are also shown on this basis.

Financial data for each of the Company’s business segments are as follows (in thousands):

	Second Quarter Ended		First Half Ended
	June 29, 2003	June 30, 2002	June 29, 2003	June 30, 2002
Operating revenues:
Publishing	$ 1,013,635	$ 984,821	$ 1,987,218	$ 1,934,925
Broadcasting and Entertainment	435,991	395,732	752,455	679,266

Total operating revenues	$ 1,449,626	$ 1,380,553	$ 2,739,673	$ 2,614,191

Operating profit before restructuring
charges (1):
Publishing	$ 234,652	$ 224,173	$ 432,253	$ 412,072
Broadcasting and Entertainment	149,020	129,547	239,217	202,524
Corporate expenses	(14,153)	(10,678)	(25,542)	(19,820)

Total operating profit before
restructuring charges	$ 369,519	$ 343,042	$ 645,928	$ 594,776

Operating profit including restructuring
charges:
Publishing	$ 234,652	$ 224,173	$ 432,253	$ 387,149
Broadcasting and Entertainment	149,020	129,547	239,217	201,437
Corporate expenses	(14,153)	(10,678)	(25,542)	(21,063)

Total operating profit including
restructuring charges	$ 369,519	$ 343,042	$ 645,928	$ 567,523

	June 29, 2003	Dec. 29, 2002
Assets:
Publishing	$ 8,254,670	$ 8,328,030
Broadcasting and Entertainment	4,418,225	4,163,348
Corporate	1,548,702	1,586,950

Total assets	$14,221,597	$14,078,328

(1)   Operating profit for each segment excludes interest income and expense, equity earnings and losses, non-operating items and income taxes. Operating profit before restructuring charges is a key metric used by the Company's chief operating decision maker, as defined by FAS No. 131, “Segment Reporting,” to make decisions about resources to be allocated to a segment and assess its performance.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the second quarter and first half of 2003 to the second quarter and first half of 2002. Certain prior year amounts have been reclassified to conform with the 2003 presentation. These reclassifications had no impact on reported 2002 total revenues, operating profit or net income.

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

SIGNIFICANT EVENTS

ACQUISITIONS

On March 21, 2003, the Company acquired the stock of KPLR-TV, St. Louis, and the assets of KWBP-TV, Portland, Oregon, from ACME Communications for a total of $275 million. The Company acquired the stock of KPLR-TV for $200 million in cash. The acquisition of the assets of KWBP-TV was structured as a like-kind asset exchange for income tax purposes. It was funded with the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM), with an estimated fair market value of $55 million, plus $20 million in cash. The results of operations of KWBP-TV and KPLR-TV are included in the unaudited condensed consolidated statements of income since their date of acquisition.

RESTRUCTURING CHARGES

During the first quarter of 2002, the Company recorded pretax restructuring charges of $27 million ($17 million after-tax). For further discussion of the restructuring charges, see Note 2 to the unaudited condensed consolidated financial statements in
Item 1.

NON-OPERATING ITEMS

The second quarter and first half of 2003 included several non-operating items, summarized as follows (in millions):

	Second Quarter Ended June 29, 2003		First Half Ended June 29, 2003
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain on change in fair values
of derivatives and related investments	$ 54.3	$ 33.2	$ 17.0	$ 10.4
Gain on sales of subsidiaries and
investments, net	2.3	1.4	52.6	32.2
Loss on investment write-downs	(4.6)	(2.8)	(4.8)	(2.9)

Total non-operating items	$ 52.0	$ 31.8	$ 64.8	$ 39.7

In the second quarter of 2003, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax gain of $54 million. This gain resulted primarily from a $72 million increase in the fair value of 16.0 million shares of AOL Time Warner common stock, which was partially offset by an $18 million increase in the fair value of the derivative component of the PHONES. In the first half of 2003, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax gain of $17 million. This gain resulted primarily from a $54 million increase in the fair value of 16.0 million shares of AOL Time Warner common stock, which was partially offset by a $37 million increase in the fair value of the derivative component of the PHONES.

In the first half of 2003, the gain on sales of subsidiaries and investments resulted primarily from the March 21, 2003 divestiture of the assets of the Company’s remaining Denver radio station, KKHK-FM, now known as KQMT-FM, plus cash of $20 million, for the assets of KWBP-TV, Portland, Ore. The divestiture of the Denver radio station assets resulted in a pretax gain of $51 million.

The second quarter and first half of 2002 also included several non-operating items, summarized as follows (in millions):

	Second Quarter Ended June 30, 2002		First Half Ended June 30, 2002
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on change in fair values
of derivatives and related investments	$ (99.0)	$ (60.5)	$ (144.5)	$ (88.4)
Gain on sales of investments	4.8	2.9	6.2	3.8
Loss on investment write-downs	(6.0)	(3.7)	(7.5)	(4.6)

Total non-operating items	$ (100.2)	$ (61.3)	$ (145.8)	$ (89.2)

In the second quarter of 2002, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $99 million. This loss resulted primarily from a $143 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was partially offset by a $46 million decrease in the fair value of the derivative component of the PHONES. In the first half of 2002, changes in the fair values of the Company’s derivatives, net of changes in the fair values of the related investments, resulted in a non-cash pretax loss of $145 million. This loss resulted primarily from a $294 million decrease in the fair value of 16.0 million shares of AOL Time Warner common stock, which was partially offset by a $152 million decrease in the fair value of the derivative component of the PHONES.

OTHER DEVELOPMENTS

On June 2, 2003, the Federal Communications Commission (“FCC”) adopted new broadcast ownership rules, including a new newspaper/broadcast cross-ownership rule. The new rule eliminates the cross-ownership prohibition entirely in markets with nine or more television stations and permits combinations of one newspaper and one television station in markets with between four and eight television stations. Tribune complies with the new rule in each of the five markets where the Company owns both newspaper and television operations – New York, Los Angeles, Chicago, South Florida and Hartford. The new ownership rules will become effective 30 days after publication in the Federal Register, which is expected to occur in August. Committees in both the United States Senate and House of Representatives have introduced legislation seeking to modify the new broadcast ownership rules. The Company cannot predict with certainty whether the new newspaper/broadcast cross-ownership rule will be affected by this proposed legislation.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2003 and 2002 second quarters reflect these seasonal patterns.

Previously, the Company’s interactive and publishing businesses were separate reporting segments. However, as a result of various management and organizational changes, the two groups were integrated during the first quarter of 2003. Consequently, and in accordance with segment reporting guidelines, the operating results for the Company’s interactive businesses are now reported as part of the operating results of the publishing segment. For comparison purposes, prior year results are also shown on this basis.

CONSOLIDATED

The Company’s consolidated operating results for the second quarters and first halves of 2003 and 2002 are shown in the table below.

	Second Quarter			First Half
(In millions, except per share data)	2003	2002	Change	2003	2002	Change
Operating revenues	$ 1,450	$ 1,381	+ 5%	$ 2,740	$ 2,614	+ 5%

Operating profit (1)	$ 370	$ 343	+ 8%	$ 646	$ 568	+ 14%

Net income (loss) on equity investments	$ 2	$ (4)	*	$ (8)	$ (24)	- 69%

Non-operating items	$ 52	$ (100)	*	$ 65	$ (146)	*

Net income:
Before cumulative effect of
accounting change	$ 230	$ 114	+101%	$ 371	$ 178	+108%
Cumulative effect of accounting
change, net	–	–	–	–	(166)	-100%

Net income	$ 230	$ 114	+101%	$ 371	$ 12	*

Diluted earnings per share:
Before cumulative effect of accounting change	$ .67	$ .33	+103%	$ 1.08	$ .52	+108%
Cumulative effect of accounting change, net	–	–	–	–	(.50)	-100%

Net income	$ .67	$ .33	+103%	$ 1.08	$ .02	*

(1)   Operating profit excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

* Not meaningful

Earnings Per Share (“EPS”) – Diluted EPS for the 2003 second quarter was $.67 compared with $.33 in 2002. The 2003 second quarter results included a net non-operating gain of $.10 per diluted share, while the 2002 second quarter included a net non-operating loss of $.19 per diluted share. Diluted EPS for the first half of 2003 was $1.08 compared with $.02 in 2002. The 2003 first half results included a net non-operating gain of $.12 per diluted share. The 2002 first half results included a net non-operating loss of $.27 per diluted share, a restructuring charge of $.05 per diluted share and a one-time $.50 loss per diluted share for the cumulative effect of a change in accounting principle related to the initial application of the impairment provisions of Financial Accounting Standard (“FAS”) No. 142, “Goodwill and

Other Intangible Assets.” In the second quarter and first half of 2003, increases in operating profit at publishing and broadcasting were partially offset by higher corporate expenses.

Operating Revenues and Profit – The Company’s consolidated operating revenues, depreciation and amortization expense, and operating profit by business segment for the second quarter and first half were as follows:

	Second Quarter			First Half
(In millions)	2003	2002	Change	2003	2002	Change
Operating revenues
Publishing	$ 1,014	$ 985	+ 3%	$ 1,987	$ 1,935	+ 3%
Broadcasting and Entertainment	436	396	+ 10%	753	679	+ 11%

Total operating revenues	$ 1,450	$ 1,381	+ 5%	$ 2,740	$ 2,614	+ 5%

Depreciation and amortization expense
Publishing	$ 44	$ 43	+ 2%	$ 89	$ 86	+ 4%
Broadcasting and Entertainment	13	11	+ 15%	25	23	+ 6%
Corporate expenses	1	1	- 17%	1	1	- 11%

Total depreciation and amortization expense	$ 58	$ 55	+ 5%	$ 115	$ 110	+ 4%

Operating profit before restructuring charges (1)
Publishing	$ 235	$ 224	+ 5%	$ 432	$ 412	+ 5%
Broadcasting and Entertainment	149	130	+ 15%	239	202	+ 18%
Corporate expenses	(14)	(11)	+ 33%	(25)	(19)	+ 29%

Total before restructuring charges	370	343	+ 8%	646	595	+ 9%
Restructuring charges	–	–	–	–	(27)	-100%

Total operating profit	$ 370	$ 343	+ 8%	$ 646	$ 568	+ 14%

(1)   Operating profit for each segment excludes interest income and expense, equity earnings and losses, non-operating items and income taxes. Operating profit before restructuring charges is a key metric used by the Company's chief operating decision maker, as defined by FAS No. 131, “Segment Reporting,” to make decisions about resources to be allocated to a segment and assess its performance.

Consolidated operating revenues for the 2003 second quarter rose 5% to $1.5 billion from $1.4 billion in 2002 and for the first half increased 5% to $2.7 billion from $2.6 billion in 2002. These increases were primarily due to improvements in publishing advertising revenues and a rise in broadcasting and entertainment television group revenues. Excluding all acquisitions that affect comparability in the period presented (“on a comparable basis”), revenues were up 4% in both the second quarter and the first half of 2003.

Consolidated operating profit grew 8%, or $27 million, in the second quarter of 2003 and 14%, or $78 million, in the first half. The 2002 first half included $27 million of restructuring charges incurred in the first quarter of 2002. Publishing operating profit, before restructuring charges, increased 5%, or $11 million, in the second quarter of 2003 and 5%, or $20 million, in the first half, mainly due to increases in advertising revenues at Chicago, Fort Lauderdale, New York, Orlando and Los Angeles, partially offset by an increase in operating expenses. Broadcasting and entertainment operating profit, before restructuring charges, was up 15%, or $19 million, in the second quarter of 2003 and 18%, or $37 million, in the first half, primarily due to increased television revenues, partially offset by higher broadcast rights amortization expense and increased compensation expense. On a comparable basis, consolidated operating profit was up 7%, or $22 million, in the second quarter and 13%, or $73 million, in the first half of 2003.

Operating Expenses – Consolidated operating expenses for the second quarter and first half were as follows:

	Second Quarter			First Half
(In millions)	2003	2002	Change	2003	2002	Change
Cost of sales	$ 685	$ 657	+ 4%	$1,309	$1,267	+ 3%
Selling, general & administrative	337	325	+ 4%	670	643	+ 4%
Depreciation	54	53	+ 3%	109	105	+ 3%
Amortization of intangible assets	4	3	+41%	6	5	+ 20%

Operating expenses before restructuring
charges	$1,080	$1,038	+ 4%	$2,094	$2,020	+ 4%
Restructuring charges	–	–	–	–	27	-100%

Total operating expenses	$1,080	$1,038	+ 4%	$2,094	$2,047	+ 2%

Cost of sales increased 4%, or $28 million, in the 2003 second quarter and 3%, or $42 million, in the first half. On a comparable basis, cost of sales was up 3%, or $19 million, in the 2003 second quarter and 2%, or $30 million, in the first half, primarily due to higher compensation expense, broadcast rights amortization expense, newspaper distribution expense and newsprint expense. Compensation expense rose 2%, or $6 million, in the second quarter of 2003 and 2%, or $11 million, in the first half, due to salary increases, higher medical expenses and a decline in the pension credit. On a comparable basis, compensation expense increased 2%, or $5 million, in the second quarter of 2003 and 2%, or $10 million, in the first half. Broadcast rights amortization expense increased 12%, or $11 million, in the second quarter of 2003 and 10%, or $18 million, in the first half, due to acquisitions, the fall 2002 launch of “Will & Grace” and the addition of Clipper basketball games in Los Angeles. On a comparable basis, broadcast rights amortization rose 6%, or $5 million, in the 2003 second quarter and 6%, or $10 million, in the first half. Newspaper distribution expenses were up 5%, or $4 million, in the second quarter of 2003 and 5%, or $9 million, in the first half. Newsprint and ink expense rose 6%, or $7 million, in the second quarter of 2003 and 1%, or $1 million in the first half, as average newsprint costs were up 5% in the second quarter and were flat in the first half of 2003, while consumption increased less than 1% in both the second quarter and the first half of 2003.

Selling, general and administrative expenses (“SG&A”) were up 4%, or $12 million, in the 2003 second quarter and 4%, or $27 million, in the first half. On a comparable basis, SG&A expense increased 2%, or $7 million, in the 2003 second quarter and 3%, or $20 million, in the first half, primarily due to increases in compensation and promotion expenses. Compensation expense increased 3%, or $5 million, in the 2003 second quarter and 4%, or $15 million, in the first half, due to acquisitions, salary increases, higher medical expenses and a decline in the pension credit. On a comparable basis, compensation expense rose 2%, or $3 million, in the second quarter and 3%, or 11 million, in the first half of 2003. Promotion expenses rose 15%, or $5 million, in the second quarter of 2003 and 17%, or $9 million, in the first half, primarily due to increased promotional efforts to increase circulation.

The increase in depreciation expense reflects the acquisitions and capital expenditures made in 2003 and 2002.

The Company recorded pretax restructuring charges of $27 million in the first quarter of 2002 (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

PUBLISHING

Operating Revenues and Profit – The following table presents publishing operating revenues, operating expenses before restructuring charges and operating profit for the second quarter and first half.

	Second Quarter			First Half
(In millions)	2003	2002	Change	2003	2002	Change
Operating revenues	$1,014	$985	+ 3%	$1,987	$ 1,935	+ 3%
Operating expenses before restructuring
charges	779	761	+ 2%	1,555	1,523	+ 2%

Operating profit before restructuring
charges (1)	235	224	+ 5%	432	412	+ 5%
Restructuring charges	–	–	–	–	(25)	-100%

Operating profit	$ 235	$224	+ 5%	$ 432	$ 387	+ 12%

(1)   Operating profit excludes interest income and expense, equity earnings and losses, non-operating items and income taxes. Operating profit before restructuring charges is a key metric used by the Company's chief operating decision maker, as defined by FAS No. 131, “Segment Reporting,” to make decisions about resources to be allocated to a segment and assess its performance.

Publishing operating revenues rose 3% to $1 billion for the second quarter and 3% to $2 billion for the first half of 2003, primarily due to increases in advertising revenue in Chicago, Fort Lauderdale, New York and Los Angeles.

Operating profit, before restructuring charges, for the 2003 second quarter grew 5% to $235 million and for the first half increased 5% to $432 million, mainly as a result of increased advertising revenues, partially offset by higher compensation, circulation and newsprint and ink expenses.

Publishing operating revenues, by classification, for the second quarter and first half were as follows:

	Second Quarter			First Half
(In millions)	2003	2002	Change	2003	2002	Change
Advertising
Retail	$ 324	$312	+ 4%	$ 614	$ 595	+ 3%
National	190	173	+10%	381	353	+ 8%
Classified	244	253	- 4%	483	494	- 2%
Interactive	23	20	+15%	43	38	+15%

Total advertising	781	758	+ 3%	1,521	1,480	+ 3%
Circulation	166	167	- 1%	335	336	–
Other	67	60	+12%	131	119	+10%

Total revenues	$1,014	$985	+ 3%	$1,987	$1,935	+ 3%

Total advertising revenues rose 3% in both the second quarter and the first half of 2003. Retail advertising was up 4%, or $12 million, in the second quarter and 3%, or $19 million, in the first half of 2003, due to increases in food, furniture/home furnishing, department stores, hardware and health care, partially offset by a decline in electronics. Preprint revenues, which were the primary contributor to the retail advertising growth, increased 11% for both the second quarter and first half of 2003. Chicago led preprint revenue growth with an increase of 13%, or $5 million, in the second quarter and 13%, or $9 million, in the first half due to a new preprint facility for Sunday inserting that is now operational. Preprint revenue in Los Angeles and New York was up 12%, or $3 million, and 5%, or $1 million, respectively, for the second quarter and rose 14%, or $7 million, and 8%, or $4 million, respectively, in the first half of 2003. National advertising revenue for the second quarter increased 10%, or $17 million, and 8%, or $28 million, for the first half of 2003, primarily due to increases in the hi-tech, auto manufacturers, and financial categories, partially offset by a decrease in travel/resorts. Classified advertising revenues declined 4%, or $9 million, in the second quarter and 2%, or $11 million, for the first half of 2003. The second quarter decrease is primarily due to a 17% decline in help wanted, partially offset by a 9% increase in real estate and a 1% increase in auto. The first half decrease is due to a 15% decrease in help wanted, partially offset by a 11% increase in real estate and a 1% increase in auto. Interactive revenues increased 15%, or $3 million, in the second quarter and 15%, or $5 million, in the first half of 2003 due to strength in classified and national advertising.

Advertising volume for the second quarter and first half was as follows:

	Second Quarter			First Half
(Inches in thousands)	2003	2002	Change	2003	2002	Change
Full run
Retail	1,528	1,539	- 1%	2,877	2,978	- 3%
National	975	875	+11%	1,894	1,745	+ 9%
Classified	2,637	2,600	+ 1%	5,118	5,047	+ 1%

Total full run	5,140	5,014	+ 3%	9,889	9,770	+ 1%
Part run	5,077	4,899	+ 4%	9,700	9,339	+ 4%

Total inches	10,217	9,913	+ 3%	19,589	19,109	+ 3%

Preprint pieces (in millions)	3,257	3,048	+ 7%	6,264	5,863	+ 7%

Full run advertising linage increased 3% in the second quarter and 1% in the first half of 2003, primarily due to an 11% and 9% increase in national advertising in the second quarter and first half, respectively. Full run national advertising linage was up in both periods due to increases in Los Angeles, Newport News, Chicago and Baltimore. Full run retail advertising linage decreased 1% in the second quarter and 3% in the first half, primarily due to declines in Baltimore, New York, Los Angeles and Fort Lauderdale, partially offset by an increase in Chicago. Full run classified advertising linage rose 1% in both the second quarter and first half of 2003 due to increases in Fort Lauderdale, Orlando and Newport News, partially offset by decreases in Baltimore, New York and Hartford. Part run advertising linage increased 4% in both the second quarter and first half of 2003 due to increases in Fort Lauderdale, Chicago and Los Angeles, partially offset by a decrease in Orlando. Preprint advertising pieces rose 7% in both the second quarter and first half of 2003 due to increases in Los Angeles, Chicago and New York.

Circulation revenues were down 1% in the second quarter and were flat in the first half of 2003, as declines in New York, Fort Lauderdale and Baltimore were partially offset by increases in Allentown, Los Angeles and Newport News. Total average daily circulation was down 2% to 3,372,000 copies in the second quarter and down 1% to 3,406,000 copies in the first half. Total average Sunday circulation decreased 2% to 4,805,000 copies in the second quarter and decreased 1% to 4,864,000 in the first half.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues increased 12%, or $7 million, in the 2003 second quarter and 10%, or $12 million, for the first half, primarily due to increases in Los Angeles, New York and Chicago.

Operating Expenses – Publishing operating expenses, before restructuring charges, increased 2%, or $18 million, in the second quarter and 2%, or $32 million, for the first half of 2003, primarily due to increases in compensation, circulation and newsprint and ink expenses. Compensation expense rose 1%, or $4 million, for the second quarter and 2%, or $11 million, in the first half, primarily due to salary increases, a lower pension credit and higher medical expenses. Circulation expense was up 7%, or $9 million, in the second quarter and 8%, or $18 million, in the first half of 2003, due to higher distribution and promotion expenses. Newsprint and ink expense was up 6%, or $7 million, in the second quarter and 1%, or $1 million, for the first half of 2003, as average newsprint costs increased 5% in the second quarter and were flat for the first half, while consumption increased slightly for the second quarter and first half. Publishing recorded pretax restructuring charges of $25 million in the first quarter of 2002 (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit – The following table presents broadcasting and entertainment operating revenues, operating expenses before restructuring charges and operating profit for the second quarter and first half. Entertainment includes Tribune Entertainment and the Chicago Cubs.

	Second Quarter			First Half
(In millions)	2003	2002	Change	2003	2002	Change
Operating revenues
Television	$354	$316	+ 12%	$643	$ 572	+ 12%
Radio/Entertainment	82	80	+ 3%	110	107	+ 2%

Total operating revenues	$436	$396	+ 10%	$753	$ 679	+ 11%

Operating expenses before restructuring charges
Television	$210	$191	+ 10%	$405	$ 372	+ 9%
Radio/Entertainment	77	75	+ 3%	109	105	+ 4%

Total operating expenses before
restructuring charges	$287	$266	+ 8%	$514	$477	+ 8%

Operating profit before restructuring charges (1)
Television	$144	$125	+ 15%	$238	$ 200	+ 19%
Radio/Entertainment	5	5	+ 8%	1	2	- 61%

Operating profit before restructuring charges	149	130	+ 15%	239	202	+ 18%
Restructuring charges	–	–	–	–	(1)	-100%

Total operating profit	$149	$130	+ 15%	$239	$ 201	+ 19%

(1)   Operating profit excludes interest income and expense, equity earnings and losses, non-operating items and income taxes. Operating profit before restructuring charges is a key metric used by the Company's chief operating decision maker, as defined by FAS No. 131, “Segment Reporting,” to make decisions about resources to be allocated to a segment and assess its performance.

Broadcasting and entertainment operating revenues increased 10% to $436 million in the 2003 second quarter and 11% to $753 million in the first half, mainly due to higher television revenues. Excluding the acquisitions of WTTV-Indianapolis (July 2002), KPLR-St. Louis (March 2003) and KWBP-Portland (March 2003) (“on a comparable basis”), broadcasting and entertainment operating revenues increased 6%, or $24 million, in the second quarter and 8%, or $52 million in the first half of 2003. Television revenues were up 12%, or $38 million, in the second quarter and 12%, or $71 million, for the first half due to higher advertising revenues. Television advertising revenues were up 11%, or $38 million, in the second quarter and 12%, or $74 million, for the first half of 2003. On a comparable basis, television advertising revenues were up 6%, or $21 million, in the second quarter and 9%, or $52 million, for the first half. Radio/Entertainment revenues were up 3% in the second quarter and 2% in the first half of 2003, as continued success with new programs at Tribune Entertainment coupled with increased revenue at the Chicago Cubs was offset by a reduction in revenues due to the sale of the Denver radio stations.

Operating profit, before restructuring charges, for broadcasting and entertainment was up 15% to $149 million in the 2003 second quarter and 18% to $239 million for the first half. On a comparable basis, operating profit was up 12%, or $16 million, in the second quarter of 2003 and 16%, or $32 million, in the first half. The second quarter and first half increase was primarily due to higher revenues, partially offset by higher broadcast rights amortization and compensation expenses. Television operating profit, before restructuring charges, increased 15% to $144 million in the 2003 second quarter and 19% to $238 million for the first half of 2003. On a comparable basis, television operating profit rose 12% to $140 million in the second quarter of 2003 and 17% to $233 million in the first half.

Operating Expenses – Broadcasting and entertainment operating expenses, before restructuring charges, increased 8%, or $21 million, in the second quarter of 2003 and 8%, or $37 million, for the first half due to higher broadcast rights amortization expense and an increase in compensation expense. On a comparable basis, operating expenses were up 3%, or $9 million, in the second quarter of 2003 and 4%, or $21 million, in the first half. Broadcast rights amortization expense increased 12%, or $11 million, in the second quarter of 2003 and 10%, or $18 million, for the first half, mainly related to acquisitions, the fall 2002 launch of “Will and Grace” and the addition of Clipper basketball games in Los Angeles. On a comparable basis, broadcast rights amortization rose 6%, or $5 million, in the second quarter of 2003 and 6%, or $10 million, in the first half. Compensation expense increased 5%, or $5 million, in the 2003 second quarter and 6%, or $11 million, in the first half due to higher commissions and salary increases. On a comparable basis, compensation expense increased 2%, or $2 million, in the 2003 second quarter and 4%, or $7 million, for the first half. Broadcasting and entertainment recorded pretax restructuring charges of $1 million in the first quarter of 2002 (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

CORPORATE EXPENSES

Corporate expenses for the 2003 second quarter increased 33% to $14 million from $11 million in the second quarter of 2002. Corporate expenses, before restructuring charges, for the 2003 first half increased 29% to $25 million from $19 million in the first half of 2002. These increases were mainly due to a lower pension credit and higher insurance expense. Corporate recorded restructuring charges of $1 million in the first quarter of 2002 (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

EQUITY RESULTS

Equity income totaled $2 million in the 2003 second quarter, compared with a loss of $4 million in 2002. Equity losses for the 2003 first half were $8 million, down $17 million from 2002 results. The equity income in the quarter and the lower losses in the first half reflect the recognition of equity income from TV Food Network in 2003. In addition, the first half 2002 loss included the Company’s $7.5 million share of a restructuring charge for CareerBuilder, primarily due to staff reductions and asset write-downs.

INTEREST AND INCOME TAXES

Interest expense for the 2003 second quarter decreased 6% to $51 million and for the first half declined 7% to $102 million, due to lower outstanding debt and lower interest rates. Interest income for the 2003 second quarter decreased 10% to $1.9 million and for the first half declined 5% to $4 million.

The effective tax rate in the 2003 second quarter and first half was 38.7% and 38.8%, respectively, compared with a rate of 39.1% in both the second quarter and first half of 2002.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by operations in the first half was $551 million in 2003, up from $435 million in 2002. The increase was mainly due to higher net income and changes in working capital requirements. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and stock.

Net cash used for investments totaled $227 million in the first half of 2003. The Company spent $62 million for capital expenditures and $233 million for acquisitions and investments. The Company received $67 million from the sale of investments.

Net cash used for financing activities in the 2003 first half was $301 million due to repayments of long-term debt, payments of dividends and purchases of treasury stock, partially offset by sales of stock to employees. The Company repaid $275 million of long-term debt during the first half of 2003. In June 2003, the Company’s LYONs converted into approximately seven million shares of common stock, which the Company plans to repurchase in the open market. In the second quarter of 2003, the Company repurchased approximately one million of these shares for $50 million. At June 29, 2003, the Company had authorization to repurchase an additional $1.6 billion of its common stock. Quarterly dividends on the Company’s common stock remained flat at $.11 per share in 2003.

The Company has revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.2 billion. As of June 29, 2003, no amounts were borrowed under the credit agreements.

The Company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. The Company’s commercial paper is rated “P-2", “A-1” and “F-2” by Moody’s Investors Services (“Moody’s”), Standard & Poor’s and Fitch, Inc., (“Fitch”), respectively. The Company’s senior unsecured long-term debt was rated “A2" by Moody’s, “A” by Standard & Poor’s and “A-” by Fitch.

During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service (“IRS”) has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of June 29, 2003, the interest on the proposed taxes would be approximately $243 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. A tax reserve of $180 million, plus $51 million of interest, relating to these transactions is included in “compensation and other obligations” on the unaudited condensed consolidated balance sheets.

OUTLOOK

The Company anticipates that its full year 2003 diluted earnings per share will be within the range of current Wall Street analyst estimates of $2.07 to $2.20. This assumes the economy improves, consolidated operating expenses increase in the low single digits in the second half of 2003 (somewhat lower than the first half of 2003), and non-operating items for the year are not material. Consolidated operating expenses are projected to increase in the mid single digit range in the third quarter of 2003 and be relatively flat in the fourth quarter of 2003.

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

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			June 29, 2003	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Common stock
investments in
public companies	$42	$48	$53	$59 (1)	$65	$71	$77

(1)	Includes approximately 3.4 million shares of AOL Time Warner common stock valued at $54 million. Excludes 16.0 million shares of AOL Time Warner common stock. See discussion below.

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

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of AOL Time Warner common stock or $157 per PHONES. At June 29, 2003, the PHONES carrying value was approximately $565 million. Since the issuance of the PHONES in April 1999, quarterly changes in the fair value of the PHONES have partially offset changes in the fair value of the related AOL Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related AOL Time Warner shares.

The following analysis presents the hypothetical change in the fair value of the Company’s 16.0 million shares of AOL Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			June 29, 2003	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

AOL Time Warner common stock	$177	$202	$228	$253	$278	$304	$329

During the last 12 quarters, market price movements have caused the fair value of the Company’s 16.0 million shares in AOL Time Warner common stock to change by 10% or more in eight of the quarters, by 20% or more in six of the quarters and by 30% or more in five of the quarters.

ITEM 4.   CONTROLS AND PROCEDURES.

As of June 29, 2003, the Company’s management, including the President and Chief Executive Officer and Senior Vice President/Finance and Administration (Chief Financial Officer), carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s President and Chief Executive Officer and Senior Vice President/Finance and Administration (Chief Financial Officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 29, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

3.2 - By-Laws of Tribune Company, as amended, effective July 22, 2003.

12 - Computation of ratios of earnings to fixed charges.

31.1 - Certification of Dennis J. FitzSimons, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification of Donald C. Grenesko, Senior Vice President/Finance and Administration (Chief Financial Officer) of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification of Dennis J. FitzSimons, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification of Donald C. Grenesko, Senior Vice President/Finance and Administration (Chief Financial Officer) of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K.

On April 16, 2003, the Company furnished a report on Form 8-K that included a press release announcing the Company's first quarter 2003 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIBUNE COMPANY (Registrant)
Date: August 4, 2003	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)