Form 10-Q
period 2003-09-28
TRIBUNE CO
filed 2003-11-03
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2003

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

        At October 27, 2003 there were 312,250,215 shares outstanding of the Company’s Common Stock ($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the Company.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)

	Third Quarter Ended		Three Quarters Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Operating Revenues	$ 1,385,523	$ 1,340,494	$ 4,125,196	$ 3,954,685

Operating Expenses
Cost of sales (exclusive of items shown below)	681,811	644,029	1,990,858	1,910,534
Selling, general and administrative	333,473	318,759	1,003,597	961,577
Depreciation	53,276	52,904	161,641	157,804
Amortization of intangible assets	2,800	2,612	9,009	7,804
Restructuring charges (Note 2)	–	–	–	27,253

Total operating expenses	1,071,360	1,018,304	3,165,105	3,064,972

Operating Profit	314,163	322,190	960,091	889,713

Net income (loss) on equity investments	811	(27,595)	(6,695)	(51,903)
Interest income	1,093	2,255	5,074	6,444
Interest expense	(48,675)	(52,367)	(150,273)	(161,258)
Gain (loss) on change in fair values of derivatives
and related investments	24,720	23,496	41,457	(118,448)
Gain (loss) on sales of subsidiaries and investments,
net	(199)	101,485	51,739	105,194
Loss on investment write-downs	(4,707)	(2,334)	(8,544)	(9,869)
Other non-operating gain	10,845	5,881	10,845	5,881

Income Before Income Taxes and Cumulative
Effect of Change in Accounting Principle	298,051	373,011	903,694	665,754
Income taxes	(115,739)	(136,206)	(350,728)	(250,722)

Income Before Cumulative Effect of Change in
Accounting Principle	182,312	236,805	552,966	415,032
Cumulative effect of change in accounting principle,
net of tax	–	–	–	(165,587)

Net Income	182,312	236,805	552,966	249,445
Preferred dividends, net of tax	(6,114)	(6,351)	(18,450)	(18,771)

Net Income Attributable to Common Shares	$ 176,198	$ 230,454	$ 534,516	$ 230,674

Earnings Per Share (Note 5):
Basic:
Before cumulative effect of change in accounting
principle	$ .56	$ .76	$ 1.72	$ 1.32
Cumulative effect of accounting change, net	–	–	–	(.55)

Net income	$ .56	$ .76	$ 1.72	$ .77

Diluted:
Before cumulative effect of change in accounting
principle	$ .53	$ .71	$ 1.61	$ 1.23
Cumulative effect of accounting change, net	–	–	–	(.50)

Net income	$ .53	$ .71	$ 1.61	$ .73

Dividends per common share	$ .11	$ .11	$ .33	$ .33

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	Sept. 28, 2003	Dec. 29, 2002

Assets
Current Assets
Cash and cash equivalents	$ 125,143	$ 105,931
Accounts receivable, net	777,419	814,511
Inventories	49,758	47,462
Broadcast rights	308,508	326,557
Deferred income taxes	137,364	149,570
Prepaid expenses and other	57,980	80,623

Total current assets	1,456,172	1,524,654

Property, plant and equipment	3,465,243	3,386,123
Accumulated depreciation	(1,718,574)	(1,586,497)

Net properties	1,746,669	1,799,626

Broadcast rights	424,690	413,857
Goodwill	5,566,893	5,419,113
Other intangible assets, net	3,166,268	2,997,958
Time Warner stock related to PHONES debt	243,200	199,040
Other investments	630,514	700,582
Prepaid pension costs	883,578	864,626
Other assets	153,545	158,872

Total assets	$ 14,271,529	$ 14,078,328

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)
	Sept. 28, 2003	Dec. 29, 2002

Liabilities and Shareholders’ Equity
Current Liabilities
Long-term debt due within one year	$ 46,927	$ 46,368
Contracts payable for broadcast rights	309,554	334,545
Deferred income	96,187	87,962
Accounts payable, accrued expenses and other current liabilities	702,949	685,101

Total current liabilities	1,155,617	1,153,976

PHONES debt related to Time Warner stock	533,200	523,440
Other long-term debt	2,167,199	2,703,262
Deferred income taxes	2,203,697	2,081,092
Contracts payable for broadcast rights	596,716	578,034
Compensation and other obligations	920,955	898,424

Total liabilities	7,577,384	7,938,228

Shareholders’ Equity
Series B convertible preferred stock	214,558	227,408
Series C convertible preferred stock, net of treasury stock	44,260	44,260
Series D-1 convertible preferred stock, net of treasury stock	38,097	38,097
Series D-2 convertible preferred stock, net of treasury stock	24,510	24,510
Common stock and additional paid-in capital	8,573,488	8,342,505
Retained earnings	4,952,648	4,516,291
Treasury common stock (at cost)	(7,152,390)	(7,047,670)
Unearned compensation related to ESOP	(33,772)	(33,772)
Accumulated other comprehensive income	32,746	28,471

Total shareholders’ equity	6,694,145	6,140,100

Total liabilities and shareholders’ equity	$ 14,271,529	$ 14,078,328

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Quarters Ended
	Sept. 28, 2003	Sept. 29, 2002
Operations
Net income	$ 552,966	$ 249,445
Adjustments to reconcile net income to net cash provided
by operations:
(Gain) loss on change in fair values of derivatives
and related investments	(41,457)	118,448
Gain on sales of subsidiaries and investments, net	(51,739)	(105,194)
Loss on investment write-downs	8,544	9,869
Other non-operating gain	(10,845)	(5,881)
Cumulative effect of accounting change, net	–	165,587
Depreciation	161,641	157,804
Amortization of intangible assets	9,009	7,804
Deferred income taxes	85,145	55,405
Increase in current income taxes	99,937	27,077
Decrease (increase) in accounts receivable	34,305	(3,484)
Other, net	31,230	(3,672)

Net cash provided by operations	878,736	673,208

Investments
Capital expenditures	(103,749)	(115,675)
Acquisitions and investments	(255,915)	(58,640)
Proceeds from sales of subsidiaries and investments	75,546	13,597
Other, net	–	(14,929)

Net cash used for investments	(284,118)	(175,647)

Financing
Repayments of long-term debt	(252,849)	(477,985)
Sales of common stock to employees, net	124,674	110,679
Purchases of treasury common stock	(330,621)	(29,363)
Dividends	(116,610)	(113,749)

Net cash used for financing	(575,406)	(510,418)

Net increase (decrease) in cash and cash equivalents	19,212	(12,857)

Cash and cash equivalents, beginning of year	105,931	65,836

Cash and cash equivalents, end of quarter	$ 125,143	$ 52,979

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of Sept. 28, 2003 and the results of their operations for the third quarters and first three quarters ended Sept. 28, 2003 and Sept. 29, 2002 and cash flows for the first three quarters ended Sept. 28, 2003 and Sept. 29, 2002. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2003 presentation. These reclassifications had no impact on reported 2002 total revenues, operating profit or net income.

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

NOTE 2:  RESTRUCTURING CHARGES

In the first quarter of 2002, the Company recorded pretax restructuring charges of $27.3 million ($16.7 million after-tax) for various cost reduction initiatives. Approximately 300 full-time equivalent employee positions were eliminated as a result of these initiatives. Pretax restructuring charges of approximately $25 million were recorded at the publishing segment, $1.1 million at the broadcasting and entertainment segment and $1.2 million at corporate. These restructuring charges, consisting primarily of compensation expense, are presented as a separate line item in the unaudited condensed consolidated statements of income.

A summary of the significant components of the pretax restructuring charges for the first three quarters ended Sept. 29, 2002 is as follows (in millions):

	Publishing	Broadcasting	Corporate	Total
Severance costs	$ 18.2	$ 0.8	$ 0.4	$ 19.4
Enhanced early retirement
pension costs	2.2	–	–	2.2
Asset disposals	3.0	0.3	0.2	3.5
Lease termination costs	1.6	–	0.6	2.2

Total	$ 25.0	$ 1.1	$ 1.2	$ 27.3

The remaining accruals for the restructuring charges amounted to $4.0 million at Sept. 28, 2003. The accruals primarily consist of costs related to severance and lease termination costs. A summary of the activity with respect to the restructuring accruals is as follows (in millions):

Restructuring accruals at Dec. 29, 2002	$ 11.1
Payments	(7.1)

Restructuring accruals at Sept. 28, 2003	$ 4.0

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

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations. Under APB 25, no compensation expense is recorded because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant. Under FAS No. 123, “Accounting for Stock-Based Compensation,” compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as compensation expense over the vesting or service period. Had compensation cost for these plans been determined consistent with FAS 123, the Company’s third quarter and first three quarters net income and EPS would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Third Quarter Ended Sept. 28, 2003		Third Quarter Ended Sept. 29, 2002
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$182,312	$162,607	$236,805	$216,855
Net income attributable
to common shares	$176,198	$156,493	$230,454	$210,504
Basic EPS	$ 0.56	$ 0.50	$ 0.76	$ 0.70
Diluted EPS	$ 0.53	$ 0.47	$ 0.71	$ 0.65

	Three Quarters Ended Sept. 28, 2003		Three Quarters Ended Sept. 29, 2002
	As Reported	Pro Forma	As Reported	Pro Forma
Net income	$552,966	$496,357	$249,445	$189,394
Net income attributable
to common shares	$534,516	$477,907	$230,674	$170,623
Basic EPS	$ 1.72	$ 1.54	$ 0.77	$ 0.57
Diluted EPS	$ 1.61	$ 1.44	$ 0.73	$ 0.55

In determining the pro forma compensation cost, the weighted average fair value of options granted at date of grant was estimated to be $7.26 and $12.16 in the third quarter and first three quarters of 2003, respectively, and $7.76 and $12.08 in the third quarter and first three quarters of 2002, respectively, using the Black-Scholes option pricing model and assumptions as provided under FAS 123. For both the third quarter and first three quarters of 2003 and 2002, the following weighted average assumptions were used for general awards and replacement options:

	2003		2002
	General Awards	Replacement Options	General Awards	Replacement Options
Risk-free interest rate	2.8%	1.5%	4.5%	3.0%
Expected dividend yield	1.0%	1.0%	1.0%	1.0%
Expected stock price volatility	32.7%	29.5%	31.8%	28.6%
Expected life (in years)	5	2	5	2

Under certain circumstances, replacement options are granted when a participant pays the exercise price of a stock option and related tax withholding obligations with previously acquired shares of common stock. The number of replacement options granted is equal to the number of shares used to pay the exercise price and related tax withholding obligations. The exercise price of a replacement option is equal to the market price of the underlying stock on the date of grant, and the term is equal to the remaining term of the original option. Replacement options vest one year from the date of grant. The after-tax compensation cost related to replacement options represented $4.5 million and $11.7 million of the $19.7 million and $56.6 million pro forma reduction to net income in the third quarter and first three quarters of 2003, respectively. The after-tax compensation cost related to replacement options represented $2.2 million and $7.0 million of the $20.0 million and $60.0 million pro forma reduction to net income in the third quarter and first three quarters of 2002, respectively. The pro forma reduction to net income also includes the broad based stock options that the Company granted in the first quarter of 2002 to the majority of employees, in lieu of merit wage increases. The broad based stock option grants vested after one year and had an after-tax compensation cost of $5.7 million and $16.9 million in the third quarter and first three quarters of 2002, respectively.

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

Goodwill and other intangible assets at Sept. 28, 2003 and Dec. 29, 2002 consisted of the following (in thousands):

	Sept. 28, 2003			Dec. 29, 2002
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets continuing to be
amortized
Subscribers (useful life of 15
to 20 years)	$ 195,697	$ (40,386)	$155,311	$195,697	$(32,885)	$162,812
Other (useful life of 3 to 40 years)	30,241	(3,156)	27,085	18,002	(1,648)	16,354

Total	$ 225,938	$ (43,542)	182,396	$213,699	$(34,533)	179,166

Goodwill and other intangibles no
longer being amortized
Goodwill
Publishing			4,024,446			4,016,882
Broadcasting and Entertainment			1,542,447			1,402,231

Total goodwill			5,566,893			5,419,113
Newspaper mastheads			1,575,814			1,575,814
FCC licenses			1,126,050			1,003,970
Network affiliation agreements			274,076			231,076
Tradename			7,932			7,932

Total			8,550,765			8,237,905

Total goodwill and other intangible
assets			$8,733,161			$ 8,417,071

NOTE 5:  EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) were as follows (in thousands, except per share data):

	Third Quarter Ended		Three Quarters Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Basic EPS:
Income before cumulative effect of change in
accounting principle	$ 182,312	$ 236,805	$ 552,966	$ 415,032
Cumulative effect of change in accounting
principle, net of tax	–	–	–	(165,587)

Net income	182,312	236,805	552,966	249,445
Preferred dividends, net of tax	(6,114)	(6,351)	(18,450)	(18,771)

Net income attributable to common shares	$ 176,198	$ 230,454	$ 534,516	$ 230,674
Weighted average common shares outstanding	313,080	302,343	310,192	300,915

Basic EPS	$ .56	$ .76	$ 1.72	$ .77

Diluted EPS:
Income before cumulative effect of change in
accounting principle	$ 182,312	$ 236,805	$ 552,966	$ 415,032
Cumulative effect of change in accounting
principle, net of tax	–	–	–	(165,587)

Net income	182,312	236,805	552,966	249,445
Additional ESOP contribution required
assuming Series B preferred shares were
converted, net of tax	(2,379)	(2,491)	(7,235)	(7,563)
Dividends on Series C, D-1, and D-2 preferred
stock	(2,063)	(2,112)	(6,189)	(6,142)
LYONs interest expense, net of tax	–	1,541	2,884	4,666

Adjusted net income	$ 177,870	$ 233,743	$ 542,426	$ 240,406

Weighted average common shares outstanding	313,080	302,343	310,192	300,915
Assumed conversion of Series B preferred shares
into common shares	15,721	16,945	15,972	16,945
Assumed exercise of stock options, net of
common shares assumed repurchased
with the proceeds	6,030	5,136	6,589	6,083
Assumed conversion of LYONs debt securities	–	7,014	4,282	7,122

Adjusted weighted average common shares
outstanding	334,831	331,438	337,035	331,065

Diluted EPS	$ .53	$ .71	$ 1.61	$ .73

Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS was computed assuming that the Series B convertible preferred shares and the LYONs debt securities were converted into common shares. The LYONs converted into approximately seven million shares of common stock during June, 2003; therefore, a weighted average portion was used in the first three quarters 2003 calculation. Also, for both years, weighted average common shares outstanding was adjusted for the dilutive effect of stock options. Preferred securities that are convertible into approximately 2.3 million shares for both the third quarter and first three quarters of 2003, have been excluded from the diluted earnings per share calculation because their effects were antidilutive.

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

Non-Operating Items – The third quarter and first three quarters of 2003 included several non-operating items, summarized as follows (in thousands):

	Third Quarter Ended Sept. 28, 2003		Three Quarters Ended Sept. 28, 2003
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain on change in fair values
of derivatives and related investments	$ 24,720	$ 15,129	$ 41,457	$ 25,372
Gain (loss) on sales of subsidiaries and
investments, net	(199)	(122)	51,739	31,664
Loss on investment write-downs	(4,707)	(2,881)	(8,544)	(5,229)
Other non-operating gain	10,845	6,623	10,845	6,623

Total non-operating items	$ 30,659	$ 18,749	$ 95,497	$ 58,430

The 2003 third quarter and first three quarters change in fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. In the third quarter of 2003, the $25 million non-cash pretax gain resulted from a $35 million decrease in the fair value of the derivative component of the PHONES, which was partially offset by a $10 million decrease in the fair value of 16.0 million shares of Time Warner common stock. In the first three quarters of 2003, the $42 million non-cash pretax gain resulted from a $44 million increase in the fair value of 16.0 million shares of Time Warner common stock, which was partially offset by a $2 million increase in the fair value of the derivative component of the PHONES.

In the first three quarters of 2003, the gain on sales of subsidiaries and investments resulted primarily from the March 21, 2003 divestiture of the assets of the Company’s remaining Denver radio station, KKHK-FM, now known as KQMT-FM, plus cash of $20 million, for the assets of KWBP-TV, Portland, Ore. The divestiture of the Denver radio station assets resulted in a pretax gain of $51 million.

The third quarter and first three quarters of 2002 also included several non-operating items, summarized as follows (in thousands):

	Third Quarter Ended Sept. 29, 2002		Three Quarters Ended Sept. 29, 2002
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain (loss) on change in fair values
of derivatives and related investments	$ 23,496	$14,379	$(118,448)	$(72,490)
Gain on sales of subsidiaries and
investments, net	101,485	62,109	105,194	64,379
Loss on investment write-downs	(2,334)	(1,428)	(9,869)	(6,040)
Other non-operating gain	5,881	3,599	5,881	3,599
State income tax settlement adjustment	–	3,003	–	3,003

Total non-operating items	$128,528	$81,662	$ (17,242)	$ (7,549)

The 2002 third quarter and first three quarters change in fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. In the third quarter of 2002, the $24 million non-cash pretax gain resulted from a $65 million decrease in the fair value of the derivative component of the PHONES, which was partially offset by a $41 million decrease in the fair value of 16.0 million shares of Time Warner common stock. In the first three quarters of 2002, the $118 million non-cash pretax loss resulted from a $335 million decrease in the fair value of 16.0 million shares of Time Warner common stock, which was partially offset by a $217 million decrease in the fair value of the derivative component of the PHONES.

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

NOTE 7:  INVENTORIES

Inventories consisted of the following (in thousands):

	Sept. 28, 2003	Dec. 29, 2002
Newsprint (at LIFO)	$38,151	$36,065
Supplies and other	11,607	11,397

Total inventories	$49,758	$47,462

Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $1 million at Sept. 28, 2003 and equal to current cost at Dec. 29, 2002.

NOTE 8:  LONG-TERM DEBT

Debt consisted of the following (in thousands):

	Sept. 28, 2003	Dec. 29, 2002
Commercial paper, weighted average interest rate of 1.1% in 2003
and 1.5% in 2002	$ 163,627	$ 348,529
Medium-term notes, weighted average
interest rate of 6.2%, due 2003-2008	919,185	972,235
8.4% guaranteed ESOP notes, due 2003	33,772	33,772
Capitalized real estate obligation, effective interest rate of
7.7%, expiring 2009	90,619	99,595
7.45% notes due 2009	395,634	395,092
7.25% debentures due 2013	142,363	141,907
LYONs due 2017	–	289,721
7.5% debentures due 2023	94,019	93,844
6.61% debentures due 2027	242,527	242,297
7.25% debentures due 2096	129,273	129,133
Other notes and obligations	3,107	3,505

Total debt excluding PHONES	2,214,126	2,749,630
Less amounts classified as due within one year	(46,927)	(46,368)

Long-term debt excluding PHONES	2,167,199	2,703,262
2% PHONES debt related to Time Warner stock, due 2029	533,200	523,440

Total long-term debt	$ 2,700,399	$ 3,226,702

The discounted debt and derivative components of the PHONES were as follows (in thousands):

	Sept. 28, 2003	Dec. 29, 2002
PHONES Debt:
Discounted debt component (at book value)	$429,760	$422,640
Derivative component (at fair value)	103,440	100,800

Total	$533,200	$523,440

Time Warner stock related to PHONES (at fair value)	$243,200	$199,040

Under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. The derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $630 million and $584 million at Sept. 28, 2003 and Dec. 29, 2002, respectively.

On May 22, 2003 the Company issued a notice to the holders of Tribune’s Liquid Yield Option Notes (“LYONs”) (zero coupon convertible notes) that the Company would redeem this debt issue on June 23, 2003. However, all of the LYONs holders converted their notes prior to the redemption date. The LYONs converted into approximately seven million shares of common stock.

Notes issued under the commercial paper program have maturities of less than 90 days. The Company intends to refinance $164 million of commercial paper and $186 million of medium-term notes, scheduled to mature by Sept. 28, 2004, and has the ability to do so on a long-term basis through existing revolving credit agreements. Accordingly, these notes were classified as long-term at Sept. 28, 2003. The Company had revolving credit agreements with a number of financial institutions at Sept. 28, 2003, providing for borrowings in an aggregate amount of up to $1.2 billion, of which $600 million expires in March 2004 and $600 million expires in December 2005. No amounts were borrowed under these credit agreements as of Sept. 28, 2003.

NOTE 9:  COMPREHENSIVE INCOME

Other comprehensive income for the quarters and three quarters ended Sept. 28, 2003 and Sept. 29, 2002 includes unrealized gains and losses on interest rate swaps and unrealized gains and losses on marketable securities classified as available-for-sale.

The Company’s comprehensive income is as follows (in thousands):

	Third Quarter Ended		Three Quarters Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002

Net income	$ 182,312	$ 236,805	$ 552,966	$ 249,445

Unrealized gain (loss) on interest rate swap, net	(5,416)	7,974	(2,177)	11,484

Unrealized holding gain (loss) on marketable
securities classified as available-for-sale:
Unrealized holding gain (loss) arising during
the period, before tax	379	(11,691)	9,812	(86,982)
Less adjustment for (gain) loss on sales of
investments included in net income	674	–	729	(2,986)
Income taxes	(408)	4,536	(4,089)	35,139

Change in net unrealized
gain on securities	645	(7,155)	6,452	(54,829)

Other comprehensive income (loss)	(4,771)	819	4,275	(43,345)

Comprehensive income	$ 177,541	$ 237,624	$ 557,241	$ 206,100

NOTE 10:  OTHER DEVELOPMENTS

On June 2, 2003, the FCC adopted new broadcast ownership rules, including a new newspaper/broadcast cross-ownership rule. The new rule eliminates the cross-ownership prohibition entirely in markets with nine or more television stations and permits combinations of one newspaper and one television station in markets having between four and eight television stations. Tribune complies with the new rule in each of the five markets where the Company owns both newspaper and television operations – New York, Los Angeles, Chicago, South Florida and Hartford. The new broadcast ownership rules were scheduled to become effective on Sept. 4, 2003. The United States Court of Appeals for the Third Circuit has stayed the effectiveness of the new broadcast ownership rules pending the outcome of a lawsuit filed with that Court by various public interest groups challenging the new rules. Lawmakers in both the United States Senate and House of Representatives have also taken action to invalidate or modify the new broadcast ownership rules. The Company cannot predict with certainty whether the new newspaper/broadcast cross-ownership rule will be affected by the pending litigation or Congressional action.

During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service (“IRS”) has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of Sept. 28, 2003, the interest on the proposed taxes would be approximately $259 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. A tax reserve of $180 million, plus $53 million of interest, relating to these transactions is included in “compensation and other obligations” on the unaudited condensed consolidated balance sheets.

Various state and local income tax audits are expected to be completed during the fourth quarter of 2003. The resolution of these tax audits could result in tax liabilities that are lower than what has been recorded by the Company.

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

Financial data for each of the Company’s business segments are as follows (in thousands):

	Third Quarter Ended		Three Quarters Ended
	Sept. 28, 2003	Sept. 29, 2002	Sept. 28, 2003	Sept. 29, 2002
Operating revenues:
Publishing	$ 966,378	$ 946,990	$ 2,953,596	$ 2,881,915
Broadcasting and Entertainment	419,145	393,504	1,171,600	1,072,770

Total operating revenues	$ 1,385,523	$ 1,340,494	$ 4,125,196	$ 3,954,685

Operating profit before restructuring
charges (1):
Publishing	$ 192,585	$ 199,063	$ 624,838	$ 611,135
Broadcasting and Entertainment	133,663	136,500	372,880	339,024
Corporate expenses	(12,085)	(13,373)	(37,627)	(33,193)

Total operating profit before
restructuring charges	$ 314,163	$ 322,190	$ 960,091	$ 916,966

Operating profit including restructuring
charges:
Publishing	$ 192,585	$ 199,063	$ 624,838	$ 586,212
Broadcasting and Entertainment	133,663	136,500	372,880	337,937
Corporate expenses	(12,085)	(13,373)	(37,627)	(34,436)

Total operating profit including
restructuring charges	$ 314,163	$ 322,190	$ 960,091	$ 889,713

	Sept. 28, 2003	Dec. 29, 2002
Assets:
Publishing	$ 8,243,371	$ 8,328,030
Broadcasting and Entertainment	4,491,992	4,163,348
Corporate	1,536,166	1,586,950

Total assets	$14,271,529	$14,078,328

(1)  Operating profit for each segment excludes interest income and expense, equity earnings and losses, non-operating items and income taxes. Operating profit before restructuring charges is a key metric used by the Company’s chief operating decision maker, as defined by FAS No. 131, “Segment Reporting,” to make decisions about resources to be allocated to a segment and assess its performance.

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the third quarter and first three quarters of 2003 to the third quarter and first three quarters of 2002. Certain prior year amounts have been reclassified to conform with the 2003 presentation. These reclassifications had no impact on reported 2002 total revenues, operating profit or net income.

FORWARD-LOOKING STATEMENTS

This discussion (including, in particular, the discussion under “Outlook”), the information contained in the preceding notes to the unaudited condensed consolidated financial statements and the information contained in Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” contain certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: changes in advertising demand, newsprint prices, cost of broadcast rights, interest rates, competition and other economic conditions; regulatory and judicial rulings; changes in accounting standards; adverse results from litigation or tax related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments, divestitures, derivative transactions and litigation on the Company’s results of operations and financial condition; and the Company’s reliance on third-party vendors\ for various services. The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

NON-OPERATING ITEMS

The third quarter and first three quarters of 2003 included several non-operating items, summarized as follows (in millions):

	Third Quarter Ended Sept. 28, 2003		Three Quarters Ended Sept. 28, 2003
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain on change in fair values
of derivatives and related investments	$ 24.7	$ 15.1	$ 41.5	$ 25.4
Gain (loss) on sales of subsidiaries and
investments, net	(0.2)	(0.1)	51.7	31.6
Loss on investment write-downs	(4.7)	(2.9)	(8.5)	(5.2)
Other non-operating gain	10.8	6.6	10.8	6.6

Total non-operating items	$ 30.6	$ 18.7	$ 95.5	$ 58.4

The 2003 third quarter and first three quarters change in fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. In the third quarter of 2003, the $25 million non-cash pretax gain resulted from a $35 million decrease in the fair value of the derivative component of the PHONES, which was partially offset by a $10 million decrease in the fair value of 16.0 million shares of Time Warner common stock. In the first three quarters of 2003, the $42 million non-cash pretax gain resulted from a $44 million increase in the fair value of 16.0 million shares of Time Warner common stock, which was partially offset by a $2 million increase in the fair value of the derivative component of the PHONES.

In the first three quarters of 2003, the gain on sales of subsidiaries and investments resulted primarily from the March 21, 2003 divestiture of the assets of the Company’s remaining Denver radio station, KKHK-FM, now known as KQMT-FM, plus cash of $20 million, for the assets of KWBP-TV, Portland, Ore. The divestiture of the Denver radio station assets resulted in a pretax gain of $51 million.

The third quarter and first three quarters of 2002 also included several non-operating items, summarized as follows (in millions):

	Third Quarter Ended Sept. 29, 2002		Three Quarters Ended Sept. 29, 2002
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain (loss) on change in fair values
of derivatives and related investments	$ 23.5	$ 14.4	$ (118.4)	$ (72.5)
Gain on sales of subsidiaries and
investments, net	101.4	62.1	105.1	64.4
Loss on investment write-downs	(2.3)	(1.4)	(9.8)	(6.0)
Other non-operating gain	5.9	3.6	5.9	3.6
State income tax settlement adjustment	–	3.0	–	3.0

Total non-operating items	$ 128.5	$ 81.7	$ (17.2)	$ (7.5)

The 2002 third quarter and first three quarters change in fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. In the third quarter of 2002, the $24 million non-cash pretax gain resulted from a $65 million decrease in the fair value of the derivative component of the PHONES, which was partially offset by a $41 million decrease in the fair value of 16.0 million shares of Time Warner common stock. In the first three quarters of 2002, the $118 million non-cash pretax loss resulted from a $335 million decrease in the fair value of 16.0 million shares of Time Warner common stock, which was partially offset by a $217 million decrease in the fair value of the derivative component of the PHONES.

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

OTHER DEVELOPMENTS

On June 2, 2003, the FCC adopted new broadcast ownership rules, including a new newspaper/broadcast cross-ownership rule. The new rule eliminates the cross-ownership prohibition entirely in markets with nine or more television stations and permits combinations of one newspaper and one television station in markets having between four and eight television stations. Tribune complies with the new rule in each of the five markets where the Company owns both newspaper and television operations – New York, Los Angeles, Chicago, South Florida and Hartford. The new broadcast ownership rules were scheduled to become effective on Sept. 4, 2003. The United States Court of Appeals for the Third Circuit has stayed the effectiveness of the new broadcast ownership rules pending the outcome of a lawsuit filed with that Court by various public interest groups challenging the new rules. Lawmakers in both the United States Senate and House of Representatives have also taken action to invalidate or modify the new broadcast ownership rules. The Company cannot predict with certainty whether the new newspaper/broadcast cross-ownership rule will be affected by the pending litigation or Congressional action.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2003 and 2002 third quarters reflect these seasonal patterns.

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

CONSOLIDATED

The Company’s consolidated operating results for the third quarters and first three quarters of 2003 and 2002 are shown in the table below.

	Third Quarter			Three Quarters
(In millions, except per share data)	2003	2002	Change	2003	2002	Change
Operating revenues	$ 1,385	$ 1,340	+ 3%	$ 4,125	$ 3,955	+ 4%

Operating profit (1)	$ 314	$ 322	- 3%	$ 960	$ 890	+ 8%

Net income (loss) on equity investments	$ 1	$ (28)	*	$ (7)	$ (52)	- 87%

Non-operating items	$ 31	$ 129	- 76%	$ 95	$ (17)	*

Net income:
Before cumulative effect of
accounting change	$ 182	$ 237	- 23%	$ 553	$ 415	+ 33%
Cumulative effect of accounting
change, net	–	–	–	–	(166)	- 100%

Net income	$ 182	$ 237	- 23%	$ 553	$ 249	*

Diluted earnings per share:
Before cumulative effect of
accounting change	$ .53	$ .71	- 25%	$ 1.61	$ 1.23	+ 31%
Cumulative effect of accounting change, net	–	–	–	–	(.50)	- 100%

Net income	$ .53	$ .71	- 25%	$ 1.61	$ .73	*

(1)   Operating profit excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

* Not meaningful

Earnings Per Share (“EPS”) – Diluted EPS for the 2003 third quarter was $.53 compared with $.71 in 2002. The 2003 and 2002 third quarter results included a net non-operating gain of $.05 and $.25 per diluted share, respectively. Diluted EPS for the first three quarters of 2003 was $1.61 compared with $.73 in 2002. The 2003 first three quarters results included a net non-operating gain of $.17 per diluted share. The 2002 first three quarter results included a net non-operating loss of $.02 per diluted share, a restructuring charge of $.05 per diluted share and a one-time $.50 loss per diluted share for the cumulative effect of a change in accounting principle related to the initial application of the impairment provisions of Financial Accounting Standard (“FAS”) No. 142, “Goodwill and Other Intangible Assets.”

Operating Revenues and Profit – The Company’s consolidated operating revenues, depreciation and amortization expense, and operating profit by business segment for the third quarter and first three quarters were as follows:

	Third Quarter			Three Quarters
(In millions)	2003	2002	Change	2003	2002	Change
Operating revenues
Publishing	$ 966	$ 947	+ 2%	$ 2,953	$ 2,882	+ 3%
Broadcasting and Entertainment	419	393	+ 7%	1,172	1,073	+ 9%

Total operating revenues	$ 1,385	$ 1,340	+ 3%	$ 4,125	$ 3,955	+ 4%

Depreciation and amortization expense
Publishing	$ 44	$ 44	+ 1%	$ 133	$ 130	+ 3%
Broadcasting and Entertainment	11	11	+ 3%	36	34	+ 5%
Corporate	1	1	- 22%	2	2	- 15%

Total depreciation and amortization expense	$ 56	$ 56	+ 1%	$ 171	$ 166	+ 3%

Operating profit before restructuring charges (1)
Publishing	$ 192	$ 199	- 3%	$ 625	$ 611	+ 2%
Broadcasting and Entertainment	134	136	- 2%	373	339	+ 10%
Corporate expenses	(12)	(13)	- 10%	(38)	(33)	+ 13%

Total before restructuring charges	314	322	- 3%	960	917	+ 5%
Restructuring charges	–	–	–	–	(27)	-100%

Total operating profit	$ 314	$ 322	- 3%	$ 960	$ 890	+ 8%

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

Consolidated operating revenues for the 2003 third quarter rose 3% to $1.4 billion from $1.3 billion in 2002 and for the first three quarters increased 4% to $4.1 billion from $4.0 billion in 2002. These increases were primarily due to improvements in publishing advertising revenues and revenue grwoth in revenues in broadcasting and entertainment for both television and radio/entertainment. Excluding all acquisitions that affect comparability in the period presented (“on a comparable basis”), consolidated revenues were up 3% in the third quarter of 2003 and 4% in the first three quarters.

Consolidated operating profit decreased 3%, or $8 million, in the third quarter of 2003 and rose 8%, or $70 million, in the first three quarters. The 2002 first three quarters included $27 million of restructuring charges incurred in the first quarter of 2002. Publishing operating profit, before restructuring charges, decreased 3%, or $7 million, in the third quarter of 2003 and rose 2%, or $14 million, in the first three quarters. The third quarter 2003 decrease was mainly due to an increases in newsprint and ink, compensation and circulation expenses, partially offset by growth in advertising revenues at Chicago, Fort Lauderdale, Los Angeles and Orlando. The increase in the first three quarters of 2003 was primarily due to increases in advertising revenues at Chicago, Fort Lauderdale, New York, Los Angeles and Orlando, partially offset by an increase in circulation, compensation and newsprint and ink expenses. Broadcasting and entertainment operating profit, before restructuring charges, was down 2%, or $2 million, in the third quarter of 2003 and increased 10%, or $34 million, in the first three quarters. The decrease in third quarter 2003 operating profit was primarily due to increased compensation and programming expenses, partially offset by higher television and radio/entertainment revenues. The first three quarters increase was primarily due to increased television and radio/entertainment revenues, partially offset by higher compensation and programming expenses. On a comparable basis, consolidated operating profit decreased 3%, or $11 million, in the third quarter and rose 7%, or $62 million, in the first three quarters of 2003.

Operating Expenses – Consolidated operating expenses for the third quarter and first three quarters were as follows:

	Third Quarter			Three Quarters
(In millions)	2003	2002	Change	2003	2002	Change
Cost of sales	$ 682	$ 644	+ 6%	$1,991	$1,910	+ 4%
Selling, general & administrative	333	318	+ 5%	1,003	962	+ 4%
Depreciation	53	53	+ 1%	162	158	+ 2%
Amortization of intangible assets	3	3	+ 7%	9	8	+ 15%

Operating expenses before restructuring
charges	$1,071	$1,018	+ 5%	$3,165	$3,038	+ 4%
Restructuring charges	–	–	–	–	27	-100%

Total operating expenses	$1,071	$1,018	+ 5%	$3,165	$3,065	+ 3%

Cost of sales increased 6%, or $38 million, in the 2003 third quarter and 4%, or $81 million, in the first three quarters. On a comparable basis, cost of sales was up 5%, or $34 million, in the 2003 third quarter and 3%, or $66 million, in the first three quarters primarily due to higher compensation, newsprint and ink, programming and newspaper distribution expenses. Compensation expense rose 5%, or $14 million, in the third quarter of 2003 and 3%, or $25 million, in the first three quarters due to higher player compensation for the Chicago Cubs, a decline in the pension credit, salary increases and higher medical expenses. On a comparable basis, compensation expense increased 5%, or $13 million, in the third quarter of 2003 and 3%, or $22 million, in the first three quarters. Newsprint and ink expense rose 9%, or $9 million, in the third quarter of 2003 and 3%, or $10 million, in the first three quarters as average newsprint costs were up 8% in the third quarter and 3% in the first three quarters of 2003, while consumption increased 1% in the third quarter and remained flat in the first three quarters of 2003. Programming expenses increased 8%, or $8 million, in the third quarter of 2003 and 10%, or $28 million, in the first three quarters due to a rise in broadcast rights amortization expense, related to acquisitions and the fall 2002 launch of “Will & Grace,” and an increase in programming expenses at Tribune Entertainment. On a comparable basis, programming expenses rose 5%, or $5 million, in the 2003 third quarter and 6%, or $17 million, in the first three quarters. Newspaper distribution expense was up 4%, or $3 million, in the third quarter of 2003 and 5%, or $12 million, in the first three quarters.

Selling, general and administrative expenses (“SG&A”) were up 5%, or $15 million, in the 2003 third quarter and 4%, or $41 million, in the first three quarters. On a comparable basis, SG&A expense increased 3%, or $10 million, in the 2003 third quarter and 3%, or $33 million, in the first three quarters, primarily due to increases in compensation and promotion expenses. Compensation expense increased 5%, or $8 million, in the 2003 third quarter and 4%, or $22 million, in the first three quarters, due to acquisitions, a decline in the pension credit, salary increases, and higher medical expenses. On a comparable basis, compensation expense rose 4%, or $6 million, in the third quarter and 3%, or $17 million, in the first three quarters of 2003. Promotion expenses rose 4%, or $1 million, in the third quarter of 2003 and 12%, or $11 million, in the first three quarters, primarily due to increased promotional efforts to increase circulation.

The Company recorded pretax restructuring charges of $27 million in the first quarter of 2002 (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

PUBLISHING

Operating Revenues and Profit – The following table presents publishing operating revenues, operating expenses before restructuring charges and operating profit for the third quarter and first three quarters.

	Third Quarter			Three Quarters
(In millions)	2003	2002	Change	2003	2002	Change
Operating revenues	$966	$947	+ 2%	$2,953	$2,882	+ 3%
Operating expenses before restructuring
charges	774	748	+ 3%	2,328	2,271	+ 3%

Operating profit before restructuring
charges (1)	192	199	- 3%	625	611	+ 2%
Restructuring charges	–	–	–	–	(25)	-100%

Operating profit	$192	$199	- 3%	$ 625	$ 586	+ 7%

(1)  Operating profit excludes interest income and expense, equity earnings and losses, non-operating items and income taxes. Operating profit before restructuring charges is a key metric used by the Company’s chief operating decision maker, as defined by FAS No. 131, “Segment Reporting,” to make decisions about resources to be allocated to a segment and assess its performance.

Publishing operating revenues rose 2% to $966 million for the third quarter primarily due to increases in advertising revenue in Chicago, Fort Lauderdale, Los Angeles, and Orlando, partially offset by declines at Hartford and Baltimore. For the first three quarters of 2003, operating revenues increased 3% to $3 billion mainly due to increases in advertising revenues in Chicago, Fort Lauderdale, New York, Los Angeles and Orlando, partially offset by declines in Hartford and Baltimore.

Operating profit for the 2003 third quarter fell 3% to $192 million due to higher newsprint and ink, compensation and circulation expenses, partially offset by higher advertising revenues. Operating profit, before restructuring charges, in the first three quarters increased 2% to $625 million mainly as a result of increased advertising revenues, partially offset by higher circulation, compensation, and newsprint and ink expenses.

Publishing operating revenues, by classification, for the third quarter and first three quarters were as follows:

	Third Quarter			Three Quarters
(In millions)	2003	2002	Change	2003	2002	Change
Advertising
Retail	$ 303	$ 296	+ 2%	$ 921	$ 896	+ 3%
National	174	164	+ 6%	559	520	+ 8%
Classified	261	260	+ 1%	778	784	- 1%

Total advertising	738	720	+ 3%	2,258	2,200	+ 3%
Circulation	163	166	- 2%	498	501	- 1%
Other	65	61	+ 6%	197	181	+ 9%

Total revenues	$ 966	$ 947	+ 2%	$2,953	$2,882	+ 3%

Retail, national and classified advertising revenues include both print and interactive revenues for 2003 and 2002. Total advertising revenues rose 3% in both the third quarter and the first three quarters of 2003. Retail advertising was up 2%, or $7 million, in the third quarter and 3%, or $25 million, in the first three quarters of 2003 due to increases in furniture/home furnishing, food and hardware, partially offset by a decline in electronics and department stores. Preprint revenues, which were the primary contributor to the retail advertising growth, increased 5% for the third quarter and 9% for the first three quarters of 2003. Chicago led preprint revenue growth with an increase of 11%, or $4 million, in the third quarter and 12%, or $12 million, in the first three quarters due to a new preprint facility for Sunday inserting that is now operational. Preprint revenues in Los Angeles and New York were up 6%, or $2 million, and down 2%, or $1 million, respectively, for the third quarter and rose 11%, or $9 million, and 4%, or

$3 million, respectively, in the first three quarters of 2003. National advertising revenue for the third quarter increased 6%, or $10 million, and 8%, or $39 million, for the first three quarters of 2003 primarily due to increases in the hi-tech, financial, auto manufacturers and movies/entertainment categories. Classified advertising revenues increased 1%, or $1 million, in the third quarter and declined 1%, or $6 million, for the first three quarters of 2003. The third quarter increase is primarily due to a 10% increase in real estate and a 3% increase in auto, partially offset by a 7% decline in help wanted. The decrease in the first three quarters is due to an 11% decrease in help wanted, partially offset by an 11% increase in real estate and a 3% increase in auto.

Advertising volume for the third quarter and first three quarters was as follows:

	Third Quarter			Three Quarters
(Inches in thousands)	2003	2002	Change	2003	2002	Change
Full run
Retail	1,397	1,422	- 2%	4,274	4,400	- 3%
National	893	818	+ 9%	2,787	2,563	+ 9%
Classified	2,633	2,570	+ 2%	7,751	7,617	+ 2%

Total full run	4,923	4,810	+ 2%	14,812	14,580	+ 2%
Part run	4,853	4,755	+ 2%	14,553	14,094	+ 3%

Total inches	9,776	9,565	+ 2%	29,365	28,674	+ 2%

Preprint pieces (in millions)	3,046	2,909	+ 5%	9,310	8,772	+ 6%

Full run advertising linage increased 2% in both the third quarter and first three quarters of 2003 due to a 9% increase in national advertising in both the third quarter and first three quarters. Full run national advertising linage was up due to increases in Los Angeles, Newport News, Chicago and Baltimore. Full run retail advertising linage decreased 2% in the third quarter and 3% in the first three quarters. The third quarter decrease was primarily due to declines in Newport News, New York, Fort Lauderdale and Baltimore, partially offset by an increase in Chicago. The decrease in the first three quarters is due to declines in Baltimore, New York, Newport News and Fort Lauderdale, partially offset by an increase in Chicago. Full run classified advertising linage rose 2% in both the third quarter and first three quarters of 2003. The third quarter increase is due to increases in Newport News, Fort Lauderdale, Allentown and New York. The increase in the first three quarters is due to increases in Fort Lauderdale, Newport News and Orlando, partially offset by declines in Baltimore, New York and Chicago. Part run advertising linage increased 2% in the third quarter and 3% in the first three quarters of 2003. The third quarter increase is due to increases in Fort Lauderdale, Los Angeles and New York, partially offset by decreases in Orlando and Chicago. The increase in the first three quarters is due to increases in Fort Lauderdale, Los Angeles, Chicago and New York, partially offset by a decrease at Orlando. Preprint advertising pieces rose 5% in the third quarter and 6% in the first three quarters of 2003. The third quarter increase is due to increases in Los Angeles, Chicago and Fort Lauderdale, partially offset by a decrease in New York. The increase in the first three quarters is due to increases in Los Angeles, Chicago, Fort Lauderdale, Orlando and New York.

Circulation revenues were down 2% in the third quarter and 1% in the first three quarters of 2003. The third quarter decline is primarily due to a decline in New York. The decrease in the first three quarters is due to declines in New York, Fort Lauderdale and Baltimore, partially offset by an increase in Los Angeles. Total average daily circulation was down 1% to 3,264,000 copies in the third quarter and 1% to 3,358,000 copies in the first three quarters of 2003. Total average Sunday circulation was flat at 4,815,000 copies in the third quarter of 2003 and 4,847,000 in the first three quarters.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues increased 6%, or $4 million, in the 2003 third quarter and 9%, or $16 million, for the first three quarters. The third quarter increase is primarily due to increases in Los Angeles and New York. The increase in the first three quarters is due to increases in Los Angeles, New York and Chicago.

Operating Expenses – Publishing operating expenses, before restructuring charges, increased 3%, or $26 million, in the third quarter and 3%, or $57 million, for the first three quarters of 2003 due to increases in newsprint and ink, compensation and circulation expenses. Newsprint and ink expense was up 9%, or $9 million, in the third quarter and 3%, or $10 million, for the first three quarters of 2003. Average newsprint costs increased 8% in the third quarter and increased 3% for the first three quarters, while consumption increased 1% for the third quarter and was flat in the first three quarters. Compensation expense rose 2%, or $7 million, for the third quarter and 2%, or $19 million, in the first three quarters primarily due to a decline in the pension credit, salary increases, and higher medical expenses. Circulation expense was up 4%, or $4 million, in the third quarter and 7%, or $23 million, in the first three quarters of 2003 due to higher distribution and promotion expenses. Publishing recorded pretax restructuring charges of $25 million in the first quarter of 2002 (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit – The following table presents broadcasting and entertainment operating revenues, operating expenses before restructuring charges and operating profit for the third quarter and first three quarters. Entertainment includes Tribune Entertainment and the Chicago Cubs.

	Third Quarter			Three Quarters
(In millions)	2003	2002	Change	2003	2002	Change
Operating revenues
Television	$327	$310	+ 5%	$ 970	$ 882	+ 10%
Radio/Entertainment	92	83	+ 11%	202	191	+ 6%

Total operating revenues	$419	$393	+ 7%	$1,172	$1,073	+ 9%

Operating expenses before restructuring charges
Television	$206	$188	+ 10%	$ 611	$ 560	+ 9%
Radio/Entertainment	79	69	+ 15%	188	174	+ 8%

Total operating expenses before
restructuring charges	$285	$257	+ 11%	$ 799	$ 734	+ 9%

Operating profit before restructuring charges (1)
Television	$121	$122	- 1%	$ 359	$ 322	+ 12%
Radio/Entertainment	13	14	- 12%	14	17	- 20%

Operating profit before restructuring charges	134	136	- 2%	373	339	+ 10%
Restructuring charges	–	–	–	–	(1)	-100%

Total operating profit	$134	$136	- 2%	$ 373	$ 338	+ 10%

(1)  Operating profit excludes interest income and expense, equity earnings and losses, non-operating items and income taxes. Operating profit before restructuring charges is a key metric used by the Company’s chief operating decision maker, as defined by FAS No. 131, “Segment Reporting,” to make decisions about resources to be allocated to a segment and assess its performance.

Broadcasting and entertainment operating revenues increased 7% to $419 million in the 2003 third quarter and 9% to $1.2 billion in the first three quarters, due to higher television and radio/entertainment revenues. Excluding the acquisitions of WTTV-Indianapolis (July 2002), KPLR-St. Louis (March 2003) and KWBP-Portland (March 2003) (“on a comparable basis”), broadcasting and entertainment operating revenues increased 4%, or $15 million, in the third quarter and 6%, or $67 million, in the first three quarters of 2003. Television revenues were up 5%, or $17 million, in the third quarter and 10%, or $88 million, in the first three quarters due to higher advertising revenues. Television advertising revenues were up 4%, or $14 million, in the third quarter and 9%, or $88 million, in the first three quarters of 2003. On a comparable basis, television advertising revenues were up 1%, or $3 million, in the third quarter and 6%, or $55 million, in the first three quarters. Radio/Entertainment revenues were up 11%, or $9 million, in the third quarter and 6%, or $11 million, in the first three quarters of 2003 due to increased revenue at the Chicago Cubs.

Operating profit, before restructuring charges, for broadcasting and entertainment was down 2% to $134 million in the 2003 third quarter and rose 10% to $373 million in the first three quarters. On a comparable basis, operating profit was down 4%, or $6 million, in the third quarter of 2003 and increased 8%, or $26 million, in the first three quarters. The third quarter decrease was primarily due to higher compensation and programming expenses, which more than offset increased revenues. The operating profit increase in the first three quarters of 2003 was due to higher revenues, partially offset by higher compensation and programming expenses. Television operating profit, before restructuring charges, decreased 1% to $121 million in the 2003 third quarter and rose 12% to $359 million in the first three quarters of 2003. On a comparable basis, television operating profit decreased 4% to $117 million in the third quarter of 2003 and rose 9% to $350 million in the first three quarters.

Operating Expenses – Broadcasting and entertainment operating expenses, before restructuring charges, increased 11%, or $28 million, in the third quarter of 2003 and 9%, or $65 million, in the first three quarters mainly due to higher compensation and programming expenses. On a comparable basis, operating expenses were up 8%, or $21 million, in the third quarter of 2003 and 6%, or $41 million, in the first three quarters. Compensation expense increased 13%, or $14 million, in the 2003 third quarter and 9%, or $25 million, in the first three quarters due to higher player compensation for the Chicago Cubs, higher commissions and other salary increases. On a comparable basis, compensation expense increased 11%, or $12 million, in the 2003 third quarter and 7%, or $19 million, in the first three quarters. Programming expenses increased 8%, or $8 million, in the third quarter of 2003 and 10%, or $28 million, in the first three quarters due to an increase in broadcast rights amortization expense, related to acquisitions and the fall 2002 launch of “Will and Grace,” and a rise in programming expenses at Tribune Entertainment. On a comparable basis, programming expenses rose 5%, or $5 million, in the third quarter of 2003 and 6%, or $17 million, in the first three quarters. Broadcasting and entertainment recorded pretax restructuring charges of $1 million in the first quarter of 2002 (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

CORPORATE EXPENSES

Corporate expenses for the 2003 third quarter decreased 10% to $12 million from $13 million in the third quarter of 2002. Corporate expenses, before restructuring charges, for the 2003 first three quarters increased 13% to $38 million from $33 million in the first three quarters of 2002. The decrease for the third quarter is mainly due to lower management bonus expense. The increase for the first three quarters was primarily due to a lower pension credit and higher insurance expense. Corporate recorded restructuring charges of $1 million in the first quarter of 2002 (see discussion in Note 2 to the unaudited condensed consolidated financial statements in Item 1).

EQUITY RESULTS

Equity income totaled $0.8 million in the 2003 third quarter, compared with a loss of $28 million in 2002. Equity losses for the 2003 first three quarters were $7 million, down $45 million from 2002 results. The equity income in the quarter and the lower losses in the first three quarters reflect the recognition of equity income from TV Food Network in 2003 as well as improvements at the WB Network. In addition, losses in the first three quarters of 2002 reflected the Company’s $18 million share of CareerBuilder’s one-time tax charge resulting from its conversion to a Limited Liability Company in September 2002. Equity losses for the first three quarters of 2002 also included the Company’s $7.5 million share of a restructuring charge for CareerBuilder, primarily due to staff reductions and asset write-downs.

INTEREST AND INCOME TAXES

Interest expense for the 2003 third quarter decreased 7% to $49 million and for the first three quarters declined 7% to $150 million due to lower outstanding debt, including the LYONs conversion in June 2003, and lower interest rates. Interest income for the 2003 third quarter decreased 52% to $1 million and for the first three quarters declined 21% to $5 million.

The effective tax rate in both the third quarter and first three quarters of 2003 was 38.8%, compared with a rate of 36.5% and 37.7% in the third quarter and first three quarters of 2002, respectively. In the third quarter of 2002, the Company reduced its state income tax expense and liabilities by a total of $9 million, net of federal taxes, as a result of favorably resolving certain state income tax issues.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by operations in the first three quarters was $879 million in 2003, up from $673 million in 2002. The increase was mainly due to higher net income and changes in working capital requirements. The Company normally expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and stock.

Net cash used for investments totaled $284 million in the first three quarters of 2003. The Company spent $104 million for capital expenditures and $256 million for acquisitions and investments. The Company received $76 million from the sales of subsidiaries and investments.

Net cash used for financing activities in the 2003 first three quarters was $575 million due to repayments of long-term debt, payments of dividends and purchases of treasury stock, partially offset by sales of stock to employees. The Company repaid $253 million of long-term debt during the first three quarters of 2003. In June 2003, the Company’s LYONs converted into approximately seven million shares of common stock. As a result of the conversion, the Company repurchased seven million shares of common stock in the open market for $331 million in the second and third quarters of 2003. At Sept. 28, 2003, the Company had authorization to repurchase an additional $1.4 billion of its common stock. Quarterly dividends on the Company’s common stock have remained flat at $.11 per share in 2003.

The Company has revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.2 billion. As of Sept. 28, 2003, no amounts were borrowed under the credit agreements.

The Company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. The Company’s commercial paper is currently rated “A-1” “P-2", and “F-2” by Standard & Poor’s, Moody’s Investors Services (“Moody’s”), and Fitch, Inc., (“Fitch”), respectively. The Company’s senior unsecured long-term debt is currently rated “A" by Standard & Poor’s, “A3” by Moody’s, and “A-” by Fitch.

During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service (“IRS”) has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of Sept. 28, 2003, the interest on the proposed taxes would be approximately $259 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. A tax reserve of $180 million, plus $53 million of interest, relating to these transactions is included in “compensation and other obligations” on the unaudited condensed consolidated balance sheets.

OUTLOOK

The Company anticipates that its fourth quarter diluted earnings per share will be within the range of current Wall Street analyst estimates. This assumes that the economy continues to rebound and non-operating items for the fourth quarter are not material. Fourth quarter 2003 consolidated operating expenses should be flat compared to 2002 due to lower expenses for management bonuses and broadcast rights amortization in 2003.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following represents an update of the Company’s market-sensitive financial information. This information contains forward-looking statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 29, 2002.

EQUITY PRICE RISKS

Available-for-sale securities. The Company has common stock investments in several publicly traded companies that are subject to market price volatility. Except for 16.0 million shares of Time Warner common stock (see discussion below), these investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in the accumulated other comprehensive income component of shareholders’ equity.

The following analysis presents the hypothetical change in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			Sept. 28, 2003	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Common stock
investments in
public companies	$41	$47	$53	$59 (1)	$65	$70	$76

(1)	Includes approximately 3.4 million shares of Time Warner common stock valued at $51 million. Excludes 16.0 million shares of Time Warner common stock. See discussion below.

During the last 12 quarters, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in eight of the quarters, by 20% or more in six of the quarters and by 30% or more in four of the quarters.

Derivatives and related trading securities. The Company has issued 8.0 million PHONES indexed to the value of its investment in 16.0 million shares of Time Warner common stock (see Note 10 to the Company’s consolidated financial statements in the 2002 Annual Report on Form 10-K). This investment in Time Warner is classified as a trading security, and changes in its fair value, as well as changes in the fair value of the related derivative component of the PHONES, are recorded in the statement of income.

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or $157 per PHONES. At Sept. 28, 2003, the PHONES carrying value was approximately $533 million. Since the issuance of the PHONES in April 1999, quarterly changes in the fair value of the derivative component of the PHONES have partially offset changes in the fair value of the related Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related Time Warner shares.

The following analysis presents the hypothetical change in the fair value of the Company’s 16.0 million shares of Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			Sept. 28, 2003	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

Time Warner common stock	$170	$195	$219	$243	$268	$292	$316

During the last 12 quarters, market price movements have caused the fair value of the Company’s 16.0 million shares in Time Warner common stock to change by 10% or more in eight of the quarters, by 20% or more in six of the quarters and by 30% or more in five of the quarters.

ITEM 4.   CONTROLS AND PROCEDURES.

As of Sept. 28, 2003, the Company’s management, including the President and Chief Executive Officer and Senior Vice President/Finance and Administration (Chief Financial Officer), carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s President and Chief Executive Officer and Senior Vice President/Finance and Administration (Chief Financial Officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings. There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended Sept. 28, 2003 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On July 17, 2003, the Company furnished a report on Form 8-K that included a press release announcing the Company’s second quarter 2003 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIBUNE COMPANY (Registrant)
Date: November 3, 2003	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)