Form 10-K
period 2003-12-31
TRIBUNE CO
filed 2004-02-27
CIK 726513

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 28, 2003

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

        Aggregate market value of the Company's voting and non-voting common equity held by non-affiliates on June 29, 2003, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $11,249,000,000.

        At February 20, 2004, there were 330,167,429 shares outstanding of the Company's Common Stock ($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the Company (See Note 14 to the Company's Consolidated Financial Statements).

        The following document is incorporated by reference, in part:

        Definitive Proxy Statement for the registrant's May 12, 2004 Annual Meeting of Shareholders (Part III, to the extent described therein).

PART II (continued)
	Notes to Consolidated Financial Statements
	Note 13: Pension and Postretirement Benefits	82
	Note 14: Capital Stock and Share Purchase Plan	85
	Note 15: Incentive Compensation and Stock Plans	87
	Note 16: Comprehensive Income	90
	Note 17: Business Segments	91
	2003 Quarterly Results	94
	2002 Quarterly Results	95
	Eleven Year Financial Summary	96
	Financial Statement Schedule for each of the three fiscal years in the period ended Dec. 28, 2003
	Schedule II Valuation and Qualifying Accounts and Reserves	98
9.	Changes in and Disagreements with Auditors on Accounting and Financial Disclosure	99
9A.	Controls and Procedures	99
PART III
10.	Directors and Executive Officers of the Registrant	99
11.	Executive Compensation	99
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	99
13.	Certain Relationships and Related Transactions	100
14.	Principal Accountant Fees and Services	100
PART IV
15.	Exhibits, Financial Statement Schedules and Reports on Form 8-K	100
	Certifications	108

PART I

ITEM 1. BUSINESS.

        Tribune Company ("Tribune" or the "Company") is a media and entertainment company. Through its subsidiaries, the Company is engaged in newspaper publishing, television and radio broadcasting and entertainment. The Company was founded in 1847 and incorporated in Illinois in 1861. As a result of a corporate restructuring in 1968, the Company became a holding company incorporated in Delaware. References in this report to "the Company" include Tribune Company and its subsidiaries, unless the context otherwise indicates. The information in this Item 1 should be read in conjunction with the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations." Certain prior year amounts have been reclassified to conform with the 2003 presentation. These reclassifications had no impact on reported prior year total revenues, operating profit or net income.

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

Recent Developments

        On Jan. 15, 2004, subsequent to the Company's 2003 fiscal year end, the Company sold its 50% interest in La Opinión for $20 million and recorded a pretax gain of $18 million.

Significant Events

        On March 21, 2003, the Company acquired the stock of KPLR-TV, St. Louis, and the assets of KWBP-TV, Portland, Oregon, from ACME Communications for a total of $275 million. The Company acquired the stock of KPLR-TV for $200 million in cash. The acquisition of the assets of KWBP-TV was structured as a like-kind asset exchange for income tax purposes. It was funded with the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM) with an estimated fair market value of $55 million, plus $20 million in cash.

Business Segments

        Previously, the Company's interactive and publishing businesses were separate reporting segments. However, as a result of various management and organizational changes, the two groups were integrated during the first quarter of 2003. Consequently, and in accordance with segment reporting guidelines, the operating results for the Company's interactive businesses are now reported as part of the operating results of the publishing segment. For comparison purposes, prior year results are also shown on this basis.

        The Company's operations are divided into two industry segments: publishing and broadcasting and entertainment. These segments operate primarily in the United States. Certain administrative activities are not included in either segment but are reported as corporate. These segments reflect the way the Company sells its products to the marketplace and the way in which it manages operations and makes business decisions.

        The following table sets forth operating revenues and profit information for each segment of the Company (in thousands). Information pertaining to 2001 does not reflect the non-amortization provisions of Financial Accounting Standard ("FAS") No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. See Item 7 for further discussion of the effects of FAS No. 142.

	Fiscal Year Ended December
	2003	2002	2001
Operating revenues:
Publishing	$4,036,920	$3,940,478	$3,903,431
Broadcasting and entertainment	1,557,909	1,443,950	1,349,935

Total operating revenues	$5,594,829	$5,384,428	$5,253,366

Operating profit (loss) before restructuring charges:(1)
Publishing	$885,306	$851,417	$510,604
Broadcasting and entertainment	528,519	470,138	333,265
Corporate expenses	(53,351)	(45,770)	(41,640)

Total operating profit before restructuring charges	$1,360,474	$1,275,785	$802,229

Operating profit (loss) including restructuring charges:(1)
Publishing	$885,306	$826,494	$367,273
Broadcasting and entertainment	528,519	469,051	326,698
Corporate expenses	(53,351)	(47,013)	(43,634)

Total operating profit	$1,360,474	$1,248,532	$650,337

(1)
Operating profit for each segment excludes interest income and expense, equity earnings and losses, non-operating items and income taxes. Operating profit before restructuring charges is a key metric used by the Company's chief operating decision maker, as defined by Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," to make decisions about resources to be allocated to a segment and assess its performance.

        The following table sets forth asset information for each industry segment (in thousands):

	Fiscal Year Ended December
	2003	2002
Assets:
Publishing	$8,216,160	$8,223,750
Broadcasting and entertainment	4,452,605	4,163,348
Corporate(1)	1,611,387	1,586,950

Total assets	$14,280,152	$13,974,048

(1)
Corporate assets include cash and cash equivalents, marketable securities and other investments.

        The Company's results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter reflect spring advertising revenue, while the fourth quarter includes advertising revenue related to the holiday season. Fiscal years 2003, 2002 and 2001 each comprised 52 weeks.

Publishing

        The publishing segment represented 72% of the Company's consolidated operating revenues in 2003. The combined average circulation of the Company's daily newspapers was approximately 3.4 million daily copies for both of the six months ended Sept. 30, 2003 and 2002. The combined average circulation of the Company's daily newspapers was approximately 4.9 million and 4.8 million Sunday copies for the six months ended Sept. 30, 2003 and 2002, respectively. The Company's primary newspapers are Los Angeles Times, Chicago Tribune and Newsday. Other daily newspapers include South Florida Sun-Sentinel, Orlando Sentinel, The Baltimore Sun, The Hartford Courant, The Morning Call, Daily Press, The Advocate, Greenwich Time, and two Spanish language newspapers, Hoy, New York and Hoy, Chicago. The Company's publishing segment manages the websites of the Company's daily newspapers and television stations, as well as other branded sites targeting specific communities of interest. The Company also owns entertainment listings, a newspaper syndication and media marketing company, a Chicago-area cable television news channel and other publishing-related businesses.

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

	Fiscal Year Ended December
	2003	2002	2001
Revenues:
Los Angeles Times	$1,129,164	$1,110,386	$1,091,627
Chicago Tribune	798,492	762,544	764,167
Newsday	622,091	608,641	593,780
Other newspapers and businesses	1,487,173	1,458,907	1,453,857

Total publishing revenues	$4,036,920	$3,940,478	$3,903,431

        The following table provides a breakdown of operating revenues for the publishing segment for the last three years (in thousands):

	Fiscal Year Ended December
	2003	2002	2001
Advertising:
Retail	$1,310,063	$1,279,249	$1,237,761
National	780,524	726,293	681,212
Classified	1,019,382	1,018,656	1,086,957

Total advertising	3,109,969	3,024,198	3,005,930
Circulation	661,897	669,471	662,377
Other(1)	265,054	246,809	235,124

Total	$4,036,920	$3,940,478	$3,903,431

(1)
Primarily includes revenues from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities.

        The following table sets forth information concerning the Company's advertising volume for its daily newspapers (in thousands):

	Fiscal Year Ended December
	2003	2002	2001
Full run inches:
Los Angeles Times	2,640	2,587	2,677
Chicago Tribune	2,285	2,191	2,169
Newsday	1,542	1,588	1,683
Other daily newspapers	13,662	13,522	13,905

Total full run inches	20,129	19,888	20,434

Part run inches:
Los Angeles Times	5,849	5,687	5,201
Chicago Tribune	5,738	5,475	5,545
Newsday	1,886	1,711	1,650
Other daily newspapers	6,131	6,056	6,033

Total part run inches	19,604	18,929	18,429

Total advertising inches:
Full run:
Retail	6,067	6,261	6,580
National	3,859	3,583	3,509
Classified	10,203	10,044	10,345

Total full run	20,129	19,888	20,434
Part run	19,604	18,929	18,429

Total	39,733	38,817	38,863

Preprint pieces:
Los Angeles Times	3,060,926	2,757,925	2,432,938
Chicago Tribune	3,367,934	3,138,907	2,718,692
Newsday	2,819,780	2,823,513	2,713,323
Other daily newspapers	3,898,350	3,700,712	3,433,500

Total	13,146,990	12,421,057	11,298,453

        The following table sets forth information concerning the Company's circulation for its daily newspapers (in thousands):

	Average Circulation for the Six Months Ended Sept. 30
	Daily(1)			Sunday (1)
	2003	2002	2001	2003	2002	2001
Los Angeles Times(2)	955	966	973	1,379	1,377	1,369
Chicago Tribune(2)	610	609	615	1,002	1,012	1,011
Newsday	674	657	577	713	707	676
South Florida Sun-Sentinel	234	232	236	339	338	344
Orlando Sentinel	244	248	250	362	366	369
Baltimore Sun(2)	277	285	292	466	466	474
Other daily newspapers	445	449	459	608	611	624

Total	3,439	3,446	3,402	4,869	4,877	4,867

(1)
Circulation data based on Audit Bureau of Circulation ("ABC") averages for each of the six-month periods ended Sept. 30, 2003, 2002 and 2001.

(2)
Recognizing that advertiser and consumer demand for products and services varies by day of the week, Los Angeles, Chicago and Baltimore separate daily into two parts to provide better audience measures for advertisers. The Los Angeles Times' Thursday through Saturday ABC circulation averages for 2003, 2002 and 2001 were 996, 1,006 and 1,002, respectively. The Chicago Tribune's Wednesday through Friday ABC circulation averages for 2003, 2002 and 2001 were 681, 679 and 676, respectively. The Baltimore Sun's Wednesday through Friday ABC circulation averages for 2003, 2002 and 2001 were 301, 300 and 306, respectively.

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

        The Chicago Tribune, South Florida Sun-Sentinel, Orlando Sentinel, Daily Press, The Morning Call, The Advocate and Greenwich Time are printed in Company-owned production facilities. The Los Angeles Times, Newsday, The Baltimore Sun and The Hartford Courant are printed on Company- owned presses in production facilities leased from an affiliate (see Note 6 to the Company's consolidated financial statements in Item 8). The principal raw material is newsprint. In 2003, the Company's newspapers consumed approximately 937,000 metric tons of newsprint. Average newsprint prices increased 4% in 2003 from 2002. Average newsprint prices decreased 23% and increased 3% in 2002 and 2001, respectively.

        The Company is party to a contract with Abitibi Consolidated Inc., expiring in 2007, to supply newsprint based on market prices. Under the contract, the Company purchased 453,000 metric tons of newsprint in 2003, representing 51% of the Company's newsprint purchases. The Company has agreed to purchase 450,000 metric tons each year from 2004 to 2007, subject to certain limitations, at prevailing market prices at the time of purchase.

Los Angeles Times

        The Los Angeles Times has been published continuously since 1881. The newspaper has won 30 Pulitzer Prizes, including three in 2003. It is published every morning and is one of the largest metropolitan newspapers in the United States in circulation. The Los Angeles market ranks second in the nation in terms of households. In its primary circulation areas of Los Angeles, Orange, Ventura, San Bernardino and Riverside counties, the Los Angeles Times competes for advertising and circulation with 16 local daily newspapers and three daily national newspapers, with its largest local competitor having approximately 307,000 average daily circulation. For the six-month period ended Sept. 2003, the Los Angeles Times ranked 4th and 3rd in the country for average daily and Sunday circulation, respectively, according to ABC. Approximately 72% and 79% of the paper's daily and Sunday circulation, respectively, was home delivered in 2003, with the remainder sold at newsstands and vending boxes.

        In addition to the daily edition covering the Los Angeles metropolitan area, the Los Angeles Times publishes daily Orange County, San Fernando Valley, Inland Empire and Ventura County editions. Daily and semi-weekly community newspapers are inserted into the paper in selected geographic areas to provide targeted local news coverage. The Los Angeles Times Communications, LLC, publisher of the Los Angeles Times, also publishes a daily national edition that is distributed primarily in Northern California, New York and Washington, D.C. The company operates latimes.com, an online version of the newspaper, which provides local, national and international news. Through its subsidiary, EZ Buy & EZ Sell Recycler Corporation, the company publishes a collection of 14 alternative classified papers in Southern California including titles such as Recycler, AutoBuys, Cycle & BoatBuys, Homes and Open Houses, Jobs and also operates recycler.com, an online version of the publications. The company owns 50% of California Independent Postal Systems ("CIPS"), which provides alternative distribution services for advertising preprints. MediaNews Group, Inc. owns the other 50% of CIPS.

Chicago Tribune

        Founded in 1847, the Chicago Tribune is published every morning and primarily serves a nine-county market in northern Illinois and Indiana. This market ranks third in the United States in number of households. The Chicago Tribune has won 23 Pulitzer Prizes, including one in 2003. For the six-month period ended Sept. 2003, the Chicago Tribune ranked 8th in average daily circulation and 5th in average Sunday circulation in the country, based on ABC averages. The Chicago Tribune's principal competitor is the Chicago Sun-Times. According to ABC, for the sixth-month period ended Sept. 2003, the Chicago Tribune had a 28% lead in total daily paid circulation and a 169% lead in Sunday paid circulation. The Chicago Tribune's total advertising volume and operating revenues are estimated to be substantially greater than those of the Chicago Sun-Times. Approximately 81% of the paper's daily and 69% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes.

        The Chicago Tribune is published by Chicago Tribune Company, which also operates a number of related media businesses serving Chicagoland, including the weekday RedEye edition and chicagotribune.com. Other businesses owned by Chicago Tribune Company include Tribune Direct Marketing, which provides integrated and comprehensive direct mail services; and Chicagoland Publishing Company, which publishes a number of free guides in the real estate, automotive and help wanted categories. Chicagoland Publishing oversees the monthly magazine Chicago, an award-winning combination of narrative stories about people and events in the Chicago area and service journalism focused on dining, entertainment, health and real estate. Chicago Tribune Company offers printing and delivery of other publications.

Newsday

        Newsday, Inc.'s primary business is publishing Newsday, a morning newspaper published seven days a week, circulated primarily in Nassau and Suffolk counties on Long Island, New York, and in the borough of Queens in New York City. The New York metropolitan area ranks first among U.S. markets in terms of households. The paper has been published since 1940 and has won 17 Pulitzer Prizes. For the six-month period ended Sept. 2003, Newsday ranked 9th and 13th for average daily and Sunday circulation, respectively, in the country, according to ABC. Newsday competes with three major metropolitan newspapers and daily regional editions of several national newspapers. In addition, there are numerous daily, weekly and semiweekly local newspapers and free distribution newspapers in its distribution area. Approximately 58% of the paper's daily and 56% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes.

        In addition to Newsday, Newsday, Inc.'s niche publication subsidiary, Island Publications, publishes Distinction, a magazine serving Long Island's households, issued eight times per year; Long Island Parents & Children, a magazine for families, issued eight times per year; and Business LI, a joint venture with the Long Island Association, published 12 times per year. Newsday, Inc. has several websites including newsday.com and nynewsday.com, which are online versions of the newspaper. Newsday, Inc.'s subsidiary, DSA Community Publishing, operates Newport Media, a publisher of 105 pennysaver editions (zoned advertising editions) and This Week, a publisher of 73 pennysaver editions. Additionally, the results of amNewYork, a newly launched, free daily newspaper in New York City targeting young, urban commuters, are reported as a part of Newsday, Inc.

Other Newspapers

        The Company's other daily newspapers are The Baltimore Sun, South Florida Sun-Sentinel, Orlando Sentinel, The Hartford Courant, Daily Press, The Morning Call, The Advocate, Greenwich Time, and two Spanish language newspapers, Hoy, New York and Hoy, Chicago. Each of these newspapers is published every morning.

        The Baltimore Sun has published a daily newspaper since 1837 and has won 15 Pulitzer Prizes, including one in 2003. The Baltimore market ranks 17th in the United States in number of households. For the six-month period ending Sept. 2003, The Baltimore Sun was ranked 27th and 21st for average daily and Sunday circulation, respectively, in the country, according to ABC. The Baltimore Sun competes with The Washington Post in Anne Arundel and Howard counties, with The Annapolis Capital in Anne Arundel County and with The Carroll County Times in Carroll County. It also competes with regional editions of national daily newspapers, as well as other local dailies and weeklies. Approximately 79% of the paper's daily and 64% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes.

        The Baltimore Sun Company's subsidiaries, Patuxent Publishing and Homestead Publishing, publish 17 weekly newspapers throughout Anne Arundel, Baltimore, Carroll, Harford and Howard counties. The largest of these weekly newspapers are The Columbia Flier, The Towson Times, The Owings Mills Times and The Aegis. The Baltimore Sun also operates a website, baltimoresun.com.

        The South Florida Sun-Sentinel is the major daily newspaper serving the Broward/South Palm Beach county market, leading in both circulation and readership. The paper has been published since 1910. The Miami/Fort Lauderdale/West Palm Beach metropolitan area, which includes the Broward/South Palm Beach county area, ranks 6th in the nation in terms of households. Approximately 73% of the paper's daily and 68% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes.

        Sun-Sentinel Company, publisher of the South Florida Sun-Sentinel, also serves the news and information needs of South Florida through its breaking news and information website,

sun-sentinel.com, el Sentinel, a weekly Spanish-language newspaper, weekly community newspapers, niche publications, and extensive television and radio partnerships, including its close working relationship with Tribune Broadcasting's WBZL-TV, Miami, the WB network affiliate serving South Florida. Other publications produced by Sun-Sentinel Company include City & Shore, a lifestyle magazine; City Link, an alternative weekly newspaper; Florida New Homes Guide, a bimonthly real estate magazine; and South Florida Parenting, a monthly magazine providing news and advice for family oriented audiences. Sun-Sentinel Company also offers direct mail services. Forum Publishing Group, a subsidiary of Sun-Sentinel Company, publishes a group of weekly and monthly publications, including Jewish Journal, a collection of newspapers serving South Florida's Jewish community.

        The Orlando Sentinel primarily serves a six-county area in central Florida. It is the only major daily newspaper in the Orlando market, although it competes with other Florida and national newspapers, as well as with other media. The Orlando Sentinel has been published since 1876 and has won three Pulitzer Prizes. The Orlando/Daytona Beach/Melbourne market ranks 20th among U.S. markets in terms of households. Approximately 76% of the paper's daily and 70% of its Sunday circulation is sold through home delivery, with the remainder sold at newsstands and vending boxes.

        Orlando Sentinel Communications Company, publisher of the Orlando Sentinel, also publishes US/Express, a free weekly entertainment publication used to distribute advertising to non-subscribers. In addition to its newspaper website, orlandosentinel.com, the company publishes orlandocitybeat.com and go2orlando.com, and is a partner in the local weather supersite, orlandoweather.com. The company publishes the free-distribution, weekly, bilingual newspaper, El Sentinel, and its companion website, elsentinel.com. The company's multimedia portfolio also includes several free-distribution, niche products in the central Florida market including Job Xtra, AutoFinder, apartments.com magazine and New Homes magazine. Orlando Sentinel Communications also offers commercial printing services, direct marketing/direct mail services and delivery services for other publications.

        The Hartford Courant, published every morning, is the largest and most widely read newspaper in Connecticut. It is also the oldest continuously published newspaper in the United States, having been founded in 1764. The Hartford Courant has won two Pulitzer Prizes. It is published in the state's capital, Hartford, and serves the state's northern and central regions. The Hartford/New Haven market is the 27th largest U.S. market in terms of households. Hartford Courant Company has one of the most extensive zoning operations in the country, publishing ten editions of The Hartford Courant zoned for local news and advertising. The company also operates ctnow.com, Connecticut's leading news and entertainment website, and owns two subsidiaries: New Mass. Media, Inc., a publisher of four weekly alternative newspapers in Connecticut and Massachusetts, and ValuMail, Inc., a shared-mail company that distributes advertising supplements to more than two million households in Connecticut, Massachusetts, New York and Rhode Island.

        Daily Press is published daily, including Sunday, and serves the Virginia Peninsula market. Daily Press is the only major daily newspaper in its primary market, although it competes with other regional and national newspapers, as well as with other media. The Daily Press market includes Newport News, Hampton, Williamsburg and eight other cities and counties. This market, together with Norfolk, Portsmouth and Virginia Beach, is the 41st largest U.S. market in terms of households. The Daily Press, Inc., publisher of Daily Press, also owns The Virginia Gazette, which is published twice weekly and primarily serves Williamsburg, Va. and surrounding counties. In addition, The Daily Press, Inc. owns and operates dailypress.com.

        The Morning Call, published since 1895, is the dominant regional newspaper for nine counties in eastern Pennsylvania and New Jersey. Allentown/Bethlehem/Easton is the 83rd largest U.S. market in terms of households. A group of 11 weekly newspapers, The Chronicles, is distributed with The Morning Call and also to non-subscribers across three counties in eastern Pennsylvania and New Jersey. Free publications serve recruitment and real estate markets. Subsidiaries of The Morning Call, Inc., publisher of The Morning Call, offer full service direct marketing and saturation coverage through non-subscriber distribution. In addition, the company owns and operates mcall.com.

        The Advocate and Greenwich Time primarily serve the Stamford/Greenwich market in southwestern Fairfield County, Conn. The Advocate has won a Pulitzer Prize. The newspapers expanded operations in 2003 with an additional edition in neighboring Norwalk.

        The Company's Spanish language newspapers include Hoy, New York, introduced in 1998, and Hoy, Chicago, introduced in early Sept. 2003. In addition, the Company plans to introduce Hoy, Los Angeles and holahoy.com, a national Spanish language website, during the first quarter of 2004. These Spanish-language daily newspapers provide news and features of interest to Hispanics. Hoy, Chicago serves the interests of Chicago's 1.6 million Hispanics, the fourth largest Hispanic market in the United States. Hoy, New York is the second largest Spanish-language daily newspaper in the United States. Hoy, Los Angeles will serve the largest Hispanic market in the United States.

Other Publishing Related Businesses

        The Company also owns Tribune Media Services ("TMS"), which creates, aggregates and distributes news, information and entertainment content that reaches millions of users through print, online and on-screen media. The TMS Entertainment Products group creates TV and movie guide products for major media companies and consumers. TMS' print and online TV information products reach about 150 million consumers through weekly newspaper TV books, monthly cable/satellite print guides, TV information websites and new media clients. The TMS TV Week Advertising Network represents newspaper TV magazines in 42 of the top 50 U.S. markets, covering 30 million Nielsen metered households in the United States. TMS also reaches almost 9 million consumers worldwide with its cable electronic program guides. In 2003, TMS acquired the technology and patents for an interactive program guide application that be will launched in 2004 with selected consumer electronics manufacturers and cable operators.

        The TMS News and Features group creates, aggregates and represents content from more than 1,200 writers, cartoonists and publications and syndicates to more than 4,000 customers worldwide. This group is also responsible for the sales and marketing of Knight Ridder/Tribune Information Services, a joint venture between Tribune Company and Knight-Ridder, Inc. that provides text, still images and news animations to print, online and broadcast clients. TMS manages NewsCom, a joint venture between TMS and Knight Ridder, that aggregates, sells and distributes digital content from premium providers to the global media market.

        The Company also operates CLTV, a regional 24-hour cable news channel serving Chicagoland. CLTV was launched in Jan. 1993 and currently is available to more than 1.6 million cable households in the Chicago market.

Broadcasting and Entertainment

        The broadcasting and entertainment segment represented 28% of the Company's consolidated operating revenues in 2003. At Dec. 28, 2003, the segment included WB television affiliates located in New York, Los Angeles, Chicago, Philadelphia, Boston, Dallas, Washington, D.C., Atlanta, Houston, Seattle, Miami, Denver, St. Louis, Portland, Indianapolis, San Diego, Hartford, New Orleans and Albany; FOX television affiliates in Seattle, Sacramento, Indianapolis, Hartford, Grand Rapids and Harrisburg; an ABC television affiliate in New Orleans; one radio station in Chicago; the Chicago Cubs baseball team; and Tribune Entertainment, a company that develops and distributes first-run television programming for the Company's station group and national syndication.

        On March 21, 2003, the Company acquired the stock of KPLR-TV, St. Louis, and the assets of KWBP-TV, Portland, Oregon, from ACME Communications for a total of $275 million. The Company acquired the stock of KPLR-TV for $200 million in cash. The acquisition of the assets of KWBP-TV was structured as a like-kind asset exchange for income tax purposes. It was funded with the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM) with an estimated fair market value of $55 million, plus $20 million in cash. The results of operations of KWBP-TV and KPLR-TV are included in the consolidated statements of income since their date of acquisition.

        On July 24, 2002, the Company transferred certain assets of the Denver radio station group (KOSI-FM and KEZW-AM) with a value of $125 million to Entercom Communications Corp. ("Entercom") in exchange for the assets of WTTV-TV, Indianapolis, and its satellite station, WTTK-TV in Kokomo, Indiana, which Entercom acquired from Sinclair Broadcast Group for $125 million.

        In April 2001, the Company acquired Tower Distribution (formerly United Video), WGN Cable's distribution entity, and in August 2001, the Company acquired television station WTXX-TV, Hartford, which serves the Hartford, Connecticut market.

        The following table shows sources of revenue for the broadcasting and entertainment segment for the last three years (in thousands):

	Fiscal Year Ended December
	2003	2002	2001
Television(1)	$1,323,038	$1,221,637	$1,130,125
Radio/Entertainment	234,871	222,313	219,810

Total	$1,557,909	$1,443,950	$1,349,935

(1)
Includes the following since their respective acquisition dates: KPLR-TV, St. Louis and KWBP-TV, Portland (March 2003), WTTV-TV, Indianapolis and its satellite station WTTK-TV, Kokomo, Indiana (July 2002), WTXX-TV, Hartford (August 2001) and Tower Distribution (April 2001).

Television

        In 2003, television contributed 85% of the broadcasting and entertainment segment's operating revenues. The Company's television stations compete for audience and advertising with other television and radio stations, cable television and other media serving the same markets. Competition for audience and advertising is based upon various interrelated factors including programming content, audience acceptance and price. Selected data for the Company's television stations is shown in the following table:

	Market(1)
	National Rank	% of U.S. Households	FCC %	Channel	Affiliation	Major Over-the-Air Stations in Market(2)	Expiration of FCC License(3)	Year Acquired
WPIX—New York, NY	1	6.8	6.8	11-VHF	WB	7	2007(4)	1948(5)
KTLA—Los Angeles, CA	2	5.0	5.0	5-VHF	WB	8	2006(4)	1985
WGN—Chicago, IL	3	3.1	3.1	9-VHF	WB	8	2005	1948(5)
WPHL—Philadelphia, PA	4	2.7	1.3	17-UHF	WB	7	2007	1992
WLVI—Boston, MA	6	2.2	1.1	56-UHF	WB	7	2007	1994
KDAF—Dallas, TX	7	2.1	1.0	33-UHF	WB	9	2006	1997
WBDC—Washington, D.C.	8	2.1	1.0	50-UHF	WB	7	2004	1999
WATL—Atlanta, GA	9	1.9	0.9	36-UHF	WB	8	2005	2000
KHWB—Houston, TX	11	1.7	0.9	39-UHF	WB	8	2006	1996
KCPQ—Seattle, WA	12	1.6	1.6	13-VHF	FOX	8	2007	1999
KTWB—Seattle, WA	12	—	—	22-UHF	WB	8	2007	1998
WBZL—Miami, FL	17	1.4	0.7	39-UHF	WB	7	2005(6)	1997
KWGN—Denver, CO	18	1.3	1.3	2-VHF	WB	7	2006	1966
KTXL—Sacramento, CA	19	1.2	0.6	40-UHF	FOX	7	2006	1997
KPLR—St. Louis, MO	21	1.1	1.1	11-VHF	WB	7	2006	2003
KWBP—Portland, OR	24	1.0	0.5	32-UHF	WB	7	2007	2003
WTTV—Indianapolis, IN	25	1.0	1.0	4-VHF	WB	7	2005	2002
WXIN—Indianapolis, IN	25	—	—	59-UHF	FOX	7	2005	1997
KSWB—San Diego, CA	26	0.9	0.5	69-UHF	WB	7	2006	1996
WTIC—Hartford, CT	27	0.9	0.5	61-UHF	FOX	7	2007(4)	1997
WTXX—Hartford, CT	27	—	—	20-UHF	WB	7	2007(4)	2001
WXMI—Grand Rapids, MI	38	0.7	0.3	17-UHF	FOX	7	2005	1998
WGNO—New Orleans, LA	42	0.6	0.3	26-UHF	ABC	7	2005	1983
WNOL—New Orleans, LA	42	—	—	38-UHF	WB	7	2005	2000
WPMT—Harrisburg, PA	47	0.6	0.3	43-UHF	FOX	5	2007	1997
WEWB—Albany, NY	55	0.5	0.3	45-UHF	WB	7	2007	1999

(1)
Source: Nielsen Station Index (DMA Market and Demographic Rank Report, Sept. 2003). Ranking of markets is based on number of television households in DMA (Designated Market Area).

(2)
Source: Nielsen Station Index (Viewers in Profile Reports, 2003). Major over-the-air stations program for a broad, general audience and have a large viewership in the market.

(3)
See "Governmental Regulation."

(4)
In connection with the Times Mirror acquisition, the Company acquired newspapers in these markets. See "Item 7, Management's Discussion and Analysis of Financial Condition and Results of Operations—Significant Events" for a description of the Times Mirror acquisition. See "Governmental Regulation" for discussion of the Federal Communication Commission ("FCC") television/newspaper cross-ownership rule.

(5)
Founded by the Company.

(6)
The FCC has granted the Company a waiver extension to allow continued ownership of both the Miami television station and the South Florida Sun-Sentinel newspaper until the FCC has completed a review of the newspaper/television cross-ownership rule. See "Governmental Regulation" and "Item 3, Legal Proceedings" for a discussion of the cross-ownership rule.

        Programming emphasis at the Company's stations is placed on network-provided shows, syndicated series, feature motion pictures, local and regional sports coverage, news and children's programs. These stations acquire most of their programming from outside sources, including The WB Television Network ("The WB Network") and the FOX Network, although a significant amount is produced locally or supplied by Tribune Entertainment (see "Radio/Entertainment"). WGN Cable ("WGN Superstation") programming is delivered by cable or satellite outside of Chicago and includes movies and first-run programming. Contracts for purchased programming generally cover a period of one to five years, with payment also typically made over several years. The expense for amortization of television broadcast rights in 2003 was $367 million, which represented approximately 28% of total television operating revenues.

        Average audience share information for the Company's television stations for the past three years is shown in the following table:

		Average Audience Share(1)
		Total Market Year Ended December			In-Market Stations(2) Year Ended December
	Affiliation	2003	2002	2001	2003	2002	2001
WPIX—New York, NY	WB	7.2%	7.0%	7.5%	16.2%	15.0%	15.0%
KTLA—Los Angeles, CA	WB	5.8	6.1	6.4	13.2	12.1	12.0
WGN—Chicago, IL	WB	7.9	8.2	8.7	14.0	14.0	14.6
WPHL—Philadelphia, PA	WB	4.4	5.2	4.8	9.0	9.8	8.8
KDAF—Dallas, TX	WB	6.0	5.9	6.4	11.1	10.8	11.0
WBDC—Washington, DC	WB	4.0	3.3	2.8	8.7	6.9	5.7
WATL—Atlanta, GA	WB	4.7	5.2	5.2	8.6	9.2	8.7
KHWB—Houston, TX	WB	6.7	6.2	5.7	11.7	10.5	9.7
KCPQ—Seattle, WA	FOX	6.4	6.4	6.7	12.4	12.1	12.7
KTWB—Seattle, WA	WB	2.9	2.7	2.7	5.6	5.0	5.2
WBZL—Miami, FL	WB	5.7	5.4	5.3	14.2	12.5	10.8
KWGN—Denver, CO	WB	4.7	6.0	5.7	9.7	11.1	9.9
KTXL—Sacramento, CA	FOX	7.0	7.0	7.3	14.3	13.2	13.2
KPLR—St. Louis, MO	WB	6.7	7.7	8.6	11.4	13.2	13.9
KWBP—Portland, OR	WB	4.2	4.2	4.3	8.1	7.9	7.9
WTTV—Indianapolis, IN	WB	4.0	4.1	4.9	7.8	7.7	9.1
WXIN—Indianapolis, IN	FOX	6.1	7.0	6.6	11.9	13.2	12.4
KSWB—San Diego, CA	WB	4.4	5.3	5.0	10.3	12.1	10.9
WTIC—Hartford, CT	FOX	6.1	6.6	6.9	13.6	14.1	14.3
WTXX—Hartford, CT	WB	2.2	2.1	2.1	4.9	4.5	4.4
WXMI—Grand Rapids, MI	FOX	6.9	6.8	6.4	13.0	12.7	12.3
WGNO—New Orleans, LA	ABC	5.0	5.2	6.2	9.8	9.6	11.1
WNOL—New Orleans, LA	WB	5.7	6.6	7.2	11.0	12.2	12.8
WPMT—Harrisburg, PA	FOX	5.6	6.4	5.3	11.8	13.2	11.2
WEWB—Albany, NY	WB	2.3	2.0	2.0	4.3	3.7	3.8
25 STATION UNWEIGHTED AVERAGE		5.3	5.5	5.6	10.7	10.7	10.5

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

        Average audience shares are shown on two bases: total market, which includes all channels, and in-market stations, which includes only the major over-the-air stations. Average in-market shares are a more relevant benchmark to determine the stations' performance in their respective markets as they compare the stations' performance to their primary programming and sales competition. In 2003, the 25 station unweighted average total market share was down slightly while the in-market share matched 2002. In 2003, most of the WB stations maintained or increased in-market share despite a dip in WB network ratings due to continued strong ratings from key syndicated programming ("Friends," "Everybody Loves Raymond," "Will & Grace"). These strong syndicated programs also helped most of the FOX stations to maintain or increase their in-market positions in 2003 despite declining FOX network ratings.

Radio/Entertainment

        In 2003, radio/entertainment operations contributed 15% of the broadcasting and entertainment segment's operating revenues. On March 21, 2003, the Company transferred the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM), with an estimated fair market value of $55 million, plus $20 million in cash to ACME Communications in exchange for the assets of KWBP-TV, Portland. On July 24, 2002, the Company transferred certain assets of the Denver radio station group (KOSI-FM and KEZW-AM) with a value of $125 million to Entercom Communications Corp. in exchange for the assets of WTTV-TV, Indianapolis, and its satellite station, WTTK-TV in Kokomo, Indiana, which Entercom acquired from Sinclair Broadcast Group for $125 million. The acquisitions of the assets of KWBP-TV, WTTV-TV and WTTK-TV were structured as a like-kind asset exchange for income tax purposes. WGN-AM, Chicago is the only remaining radio station owned by the Company. Selected information for WGN-AM, Chicago is shown in the following table:

	Format	Frequency	National Market Rank(1)	Number of Operating Stations in Market(2)	Audience Share(3)
WGN-AM, Chicago	Personality/Infotainment/Sports	720-AM	3	43	6.5%

(1)
Source: Radio markets ranked by Arbitron Metro Survey Area, Arbitron Company 2003.

(2)
Source: Arbitron Company 2003.

(3)
Source: Average of Winter, Spring, Summer and Fall 2003 Arbitron shares for persons 12 years old and over, 6 a.m. to midnight daily during the period measured.

        Entertainment includes Tribune Entertainment Company ("Tribune Entertainment") and the Chicago Cubs baseball team. The Chicago Cubs were acquired in 1981. Cubs games are broadcast on WGN-TV and WGN-AM. Tribune Entertainment is the leading syndicator of first-run, hour-long action dramas ("action hours") in the United States. Tribune Entertainment syndicated the following action hours during the 2003-2004 season:

	Television Seasons
Shows			No. of U.S. Markets	% of U.S. Households
	Produced(1)	Commitment(2)
"Beastmaster"(3)	1999-2002	—	163	91%
"Gene Roddenberry's Andromeda"	2000-2004	2004-2005	190	98%
"Mutant X"	2001-2004	2004-2005	179	97%

(1)
Represents seasons produced by Tribune Entertainment.

(2)
Represents future seasons Tribune Entertainment has committed to produce. Tribune Entertainment has ordered production of 2004/2005 seasons of Andromeda and Mutant X and exercised contractual options requiring its financial partner to provide funding, however, Tribune Entertainment's financial partner has commenced litigation which seeks a determination that it is not obligated to participate in the further financing or production of either series.

(3)
Currently airing re-runs of the first three seasons.

        Action hours are generally produced with various international partners that are responsible for a significant portion of production funding. For the 2003-2004 television season, Tribune Entertainment syndicates approximately 13 hours of television shows per week, the majority of which air on the Company's 26 television stations.

        Tribune Studios, a subsidiary of Tribune Entertainment, manages the 10.5-acre studio production lot in Hollywood. Management of the site includes facilities rental of nine state-of-the art digital sound stages and associated production office space.

Investments

        The Company has investments in several public and private companies. See Note 7 to the Company's consolidated financial statements in Item 8 for further discussion of the Company's cost and equity method investments.

        The Company's principal equity method investments currently include The WB Network, CareerBuilder, Classified Ventures, TMCT I and TMCT II, TV Food Network and Comcast SportsNet Chicago. The WB Network is a growing network that provides the Company's WB affiliate television stations with original prime-time and children's programming. CareerBuilder, an online recruiting company, was formed by the Company and Knight-Ridder, Inc. in Sept. 2000. During 2001, CareerBuilder acquired Headhunter.net and, in 2002, Gannett Co., Inc. acquired a one-third interest in CareerBuilder, joining Knight-Ridder, Inc. and the Company as an equal partner. Classified Ventures is a network of automotive and real estate classified advertising websites. TV Food Network is a 24-hour cable/satellite television network focusing on food and entertaining. Comcast SportsNet Chicago is a 24-hour cable/satellite television network focusing on Chicago sports teams, which was formed in 2003 and will begin programming in fall of 2004. The Company's investments in TMCT I and TMCT II are further discussed in Note 6 to the Company's consolidated financial statements in Item 8.

Non-Operating Items

        The Company reported several non-operating items in 2003, 2002 and 2001, which included gains and losses resulting from sales of subsidiaries and investments, changes in the fair values of derivatives and related investments, write-downs of investments, insurance recoveries and income tax settlement adjustments. These non-operating items are further discussed in Note 2 to the Company's consolidated financial statements in Item 8.

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

        Because the Times Mirror acquisition in 2000 did not involve the transfer of any broadcast station licenses, FCC approval was not required to complete the transaction. Under the television/newspaper cross-ownership rule in effect at the time of the merger, companies were generally prohibited from owning both a newspaper and a broadcast license in the same market. However, it was also the FCC's policy to permit newly created television/newspaper combinations to be held until the next broadcast license renewal. As such, license renewals for three Tribune television properties KTLA-TV, Los Angeles (renewal in 2006), WPIX-TV, New York (renewal in 2007) and WTIC-TV, Hartford (renewal in 2007) would be affected under the old FCC media ownership rules. On June 2, 2003, the FCC adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rule eliminates the cross-ownership prohibition entirely in markets with nine or more television stations and permits combinations of one newspaper and one television station in markets having between four and eight television stations. Tribune complies with the new rule in each of the five markets where it owns both newspaper and television operations—New York, Los Angeles, Chicago, South Florida and Hartford. The new media ownership rules were scheduled to become effective on Sept. 4, 2003. The United States Court of Appeals for the Third Circuit has stayed the effectiveness of the new media ownership rules pending the outcome of a lawsuit filed with that Court by various public interest groups challenging the new rules. The Company filed a Petition for Review in that proceeding and in Feb. 2004, participated in oral arguments before the Third Circuit. The Company cannot predict with certainty whether the new television/newspaper cross-ownership rules will be affected by the pending litigation. If the new television/newspaper cross-ownership rule is not upheld or if other relief is not granted by the time the licenses are due for renewal, the Company will require waivers to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, Hartford and New York markets. The Company has a temporary waiver, pending the outcome of the same rulemaking proceeding, in connection with its 1997 acquisition of WBZL-TV, Miami, which is considered part of the market served by the South Florida Sun-Sentinel, published in Fort Lauderdale.

        Congress removed national limits on the number of broadcast stations a licensee may own in 1996. However, federal law continues to limit the number of radio and television stations a single owner may own in a local market, and the percentage of the national television audience that may be reached by a licensee's television stations in the aggregate. In 1999, the FCC revised its local station ownership limitations to allow, under certain conditions, common ownership of two television stations and certain radio/television combinations. On June 2, 2003, as part of the new media ownership rules noted above, the FCC raised the long-standing 35% national ownership cap to 45%. However, as noted above, the United States Court of Appeals for the Third Circuit has stayed the effectiveness of the new rules pending resolution of a lawsuit filed by public interest groups. In Jan. 2004, the national ownership cap was reduced from 45% to 39% as part of an omnibus federal spending bill. This legislation essentially renders the pending legal challenge to the national ownership cap moot. The Company cannot predict with certainty the outcome of the legal challenges to the other media ownership rules in the pending Third Circuit action. Tribune complies with the 35% national ownership cap under current rules.

        Television and radio broadcasting licenses are subject to renewal by the FCC, at which time they may be subject to petitions to deny the license renewal applications. At Dec. 28, 2003, the Company had FCC authorization to operate 26 television stations and one AM radio station.

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

        The FCC has not yet issued final regulations governing some aspects of DTV operation. These include the obligations of cable television systems and other multichannel video providers to carry DTV signals and additional "public interest" obligations that may be imposed on broadcasters' use of the digital spectrum. The FCC has adopted rules requiring broadcasters transmitting subscription-based services over the DTV channel to pay to the government fees in the amount of 5% on gross revenues collected from such services. At the end of 2003, 24 of the Company's television stations were broadcasting a digital signal in accordance with FCC rules.

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

Employees

        The average number of full-time equivalent employees of the Company in 2003 was 23,800, approximately 100 less than the average for 2002.

        During 2003, the Company's publishing segment employed approximately 20,000 full-time equivalent employees, about 18% of whom were represented by unions covered under 21 labor contracts. Contracts with unionized employees of the publishing segment expire at various times through Dec. 2007.

        The broadcasting and entertainment segment had an average of about 3,400 full-time equivalent employees in 2002, approximately 21% of whom were represented by unions covered under 22 labor contracts. Contracts with unionized employees of the broadcasting and entertainment segment expire at various times through July 2007.

Executive Officers of the Company

        Information with respect to the executive officers of the Company as of Feb. 20, 2004, is set forth below. Their ages are indicated in parenthesis. The descriptions of the business experience of these individuals include the principal positions held by them since February 1999. Unless otherwise indicated, all references to positions are to officers of the Company.

Dennis J. FitzSimons (53)
Chairman (since January 2004); Chief Executive Officer (since January 2003) and President (since July 2001); Chief Operating Officer from July 2001 until December 2002; Executive Vice President from January 2000 until July 2001; President of Tribune Broadcasting Company* until January 2003.

Jack Fuller (57)
President of Tribune Publishing Company.*

Donald C. Grenesko (55)
Senior Vice President/Finance and Administration.

David D. Hiller (50)
President of Tribune Interactive Inc.* since May 2000; Senior Vice President of Tribune Publishing Company* since February 2003; Senior Vice President/Development until May 2000.

Crane H. Kenney (41)
Senior Vice President, General Counsel and Secretary since May 2000; Vice President, General Counsel and Secretary until May 2000.

Thomas D. Leach (43)
Vice President/Development since February 2004; Vice President and Chief Financial Officer of Tribune Broadcasting Company* from March 2001 until January 2004; Vice President/Development until February 2001.

Luis E. Lewin (55)
Senior Vice President/Human Resources since May 2000; Vice President/Human Resources until May 2000.

Patrick J. Mullen (48)
President, Tribune Broadcasting Company* since January 2003; President, Tribune Television (a division of Tribune Broadcasting Company*) from March 2001 until January 2003; Group Vice President, Tribune Television until March 2001.

Ruthellyn M. Musil (52)
Senior Vice President/Corporate Relations since February 2004; Vice President/Corporate Relations until February 2004.

*
A subsidiary of the Company

Available Information

        The Company maintains an Internet website at www.tribune.com where the Company's Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission.

ITEM 2. PROPERTIES.

        The corporate headquarters of the Company are located at 435 North Michigan Avenue, Chicago, Illinois. The general character, location and approximate size of the principal physical properties used by the Company on Dec. 28, 2003, are listed below. In total, the Company owns or leases transmitter sites, parking lots and other land aggregating approximately 1,105 acres in 98 separate locations. In addition to those properties listed below, the Company owns or leases an aggregate of approximately 2,882,000 square feet of office and production space in 309 locations. The Company also owns Wrigley Field, the 39,000-seat stadium used by the Chicago Cubs baseball team. The Company considers its various properties to be in good condition and suitable for the purposes for which they are used.

	Approximate Area in Square Feet
General Character of Property
	Owned		Leased(1)
Publishing:
Printing plants, business and editorial offices, and warehouse space located in:
Los Angeles, CA	656,000		1,369,000
Chicago, IL	1,582,000	(2)	103,000
Melville, NY	—		717,000
Baltimore, MD	10,000		918,000
Hartford, CT	173,000		349,000
Orlando, FL	403,000		88,000
Deerfield Beach, FL	390,000		44,000
Costa Mesa, CA	339,000		67,000
Irwindale, CA	—		325,000
Allentown, PA	175,000		1,900
Chatsworth, CA	248,000		50,000
Newport News, VA	223,000		20,000
Northlake, IL	—		246,000
Fort Lauderdale, FL	—		163,000
Oakbrook, IL	—		117,000
Stamford, CT	85,000		—
Miller Place, NY	82,000		—
Sorrento, FL	64,000		—
Glens Falls, NY	—		59,000
Bel Air, MD	52,000		—
Columbia, MD	30,000		14,000
Greenwich, CT	24,000		—
Williamsburg, VA	25,000		3,000
Broadcasting and Entertainment:
Business offices, studios and transmitters located in:
Los Angeles, CA	256,000		—
Chicago, IL	128,000		4,000
New York, NY	—		121,000
Indianapolis, IN	79,000		37,000
Seattle, WA	68,000		—
Greenwood Village, CO	42,000		—
New Orleans, LA	—		39,000
Maryland Heights, MO	—		39,000
Atlanta, GA	36,000		—

Houston, TX	36,000	—
Dallas, TX	33,000	—
San Diego, CA	—	26,000
Hartford, CT	—	26,000
Boston, MA	25,000	—
Philadelphia, PA	21,000	4,000
Sacramento, CA	24,000	—
Grand Rapids, MI	21,000	—
Hollywood, FL	20,000	—
York, PA	20,000	—
Washington, DC	—	13,000
Beaverton, OR	11,000	—

(1)
In connection with the Times Mirror acquisition, the Company assumed several lease agreements which expire at various dates through 2011. In 1997, Times Mirror contributed eight real properties, constituting 3,025,000 square feet, to TMCT I. The Company is leasing these properties from TMCT I under a capital lease with an initial term of 12 years, which expires August 2009. See Note 6 to the Company's consolidated financial statements in Item 8 for further discussion.

(2)
Includes Tribune Tower, an approximately 630,000 square foot office building in downtown Chicago, and Freedom Center, the approximately 943,000 square foot production center of the Chicago Tribune. Tribune Tower houses the Company's corporate headquarters, the Chicago Tribune's business and editorial offices, offices of various subsidiary companies and approximately 35,000 square feet of space leased to unaffiliated tenants. Freedom Center houses the Chicago Tribune's printing, packaging and distribution operations.

ITEM 3. LEGAL PROCEEDINGS.

        The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies.

        In March 1997, the Company acquired Renaissance Communications Corp., a publicly traded company that owned six television stations, for $1.1 billion in cash. The stations acquired were KDAF-TV, Dallas, WBZL-TV, Miami, KTXL-TV, Sacramento, WXIN-TV, Indianapolis, WTIC-TV, Hartford and WPMT-TV, Harrisburg. The FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the WBZL-TV, Miami television station and the South Florida Sun-Sentinel newspaper. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both WBZL-TV, Miami and the South Florida Sun-Sentinel newspaper until the FCC's rule review has concluded. As discussed below, the new television/newspaper cross-ownership rule adopted by the FCC in June 2003 permits Tribune to own the newspapers and broadcast licenses in all of its current cross-owned markets, including South Florida. However, also as discussed below, the new television/newspaper cross-ownership rule is presently the subject of a legal challenge pending in the United States Court of Appeals for the Third Circuit. If the new television/newspaper cross-ownership rule is not upheld or if other relief is not granted, a waiver will be needed to allow continued ownership of both WBZL-TV, Miami and the South Florida Sun-Sentinel.

        In March 2000, as a result of the Times Mirror merger, the Company acquired the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The Advocate, Greenwich Time and several smaller newspapers. Because the Times Mirror acquisition did not involve the transfer of any broadcast station licenses, approval of the FCC was not required to complete the transaction. Under the FCC's television/newspaper cross-ownership rule in effect at the time of the merger, companies were generally prohibited from owning both a newspaper and a broadcast license in the same market. However, it was also the FCC's policy to permit newly created television/newspaper combinations to be held until the next broadcast license renewal. As such, license renewals for three Tribune television properties KTLA-TV, Los Angeles (renewal in 2006), WPIX-TV, New York, (renewal in 2007) and WTIC-TV, Hartford (renewal in 2007), would be affected under the old FCC media ownership rules. If the new television/newspaper cross-ownership rule is not upheld or if other relief is not granted by the time the licenses are due for renewal, a waiver will be needed to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, New York and Hartford markets.

        In 2001, the Company received FCC authorization to operate television station WTXX-TV, Hartford. The FCC granted a so-called "failing station" waiver to allow common ownership of WTIC-TV, Hartford and WTXX-TV, Hartford. In addition, the FCC granted a temporary six-month waiver of the newspaper-broadcast ownership prohibition. The temporary waiver was extended for an additional six months in Feb. 2002, and in August 2002, the Company filed a request for a further extension. The waiver continues pending FCC action on the request for further extension. If the new television/newspaper cross-ownership rule is upheld, additional waivers will not be required to allow continued ownership of both WTIC-TV, Hartford and WTXX-TV, Hartford and The Hartford Courant.

        On June 2, 2003, the FCC adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rule eliminates the cross-ownership prohibition entirely in markets with nine or more television stations and permits combinations of one newspaper and one television station in markets having between four and eight television stations. Tribune complies with the new rule in each of the five markets where the Company owns both newspaper and television operations—New York, Los Angeles, Chicago, South Florida and Hartford. The new media ownership rules were scheduled to become effective on Sept. 4, 2003. The United States Court of Appeals for the Third Circuit has stayed the effectiveness of the new media ownership rules pending the outcome of a lawsuit filed with that Court by various public interest groups challenging the new rules. The Company filed a Petition for Review in that proceeding and in Feb. 2004, participated in oral arguments before the Third Circuit. The Company cannot predict with certainty whether the new television/newspaper cross-ownership rule will be affected by the pending litigation.

        During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service ("IRS") has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror's 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company's federal and state income tax liability would be approximately $600 million, plus interest. As of Dec. 28, 2003, the interest on the proposed taxes would be approximately $272 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. A tax reserve of $180 million, plus $56 million of interest, relating to these transactions is included in "other obligations" on the consolidated balance sheets.

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

PART II

ITEM 5. MARKET PRICE OF AND DIVIDENDS ON THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

        The Company's common stock is presently listed on the New York, Chicago and Pacific stock exchanges. The high and low sales prices of the common stock by fiscal quarter for the two most recent fiscal years, as reported on the New York Stock Exchange Composite Transactions list, were as follows:

	2003		2002
Quarter
	High	Low	High	Low
First	$48.99	$41.60	$46.40	$36.30
Second	50.24	44.67	47.25	41.65
Third	48.96	44.28	44.45	35.66
Fourth	50.55	45.55	49.49	39.82

        At Feb. 20, 2004, there were 7,032 holders of record of the Company's common stock.

        Quarterly cash dividends declared on common stock were $.11 per share for each quarter during both 2003 and 2002. Total cash dividends declared on common stock by the Company were $136.6 million for 2003 and $133.0 million for 2002. The Company announced in Feb. 2004 that its quarterly cash dividends will be $.12 per share in 2004.

ITEM 6. SELECTED FINANCIAL DATA.

        Selected financial data for the years 1993 through 2003 is contained under the heading "Eleven Year Financial Summary" on pages 96 and 97 and is derived from financial statements for those years which were audited by PricewaterhouseCoopers LLP, independent auditors. The information contained in the "Eleven Year Financial Summary" is not necessarily indicative of the results of operations to be expected for future years, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K.

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

FORWARD-LOOKING STATEMENTS

        The discussion contained in this Item 7 (including, in particular, the discussion under "Overview," "Liquidity and Capital Resources" and "Outlook"), the information contained in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," and the information contained in the subsequent notes to the consolidated financial statements, contain certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include: changes in advertising demand, newsprint prices, cost of broadcast rights, interest rates, competition and other economic conditions; regulatory and judicial rulings; changes in accounting standards; adverse results from litigation or tax related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments, divestitures, derivative transactions and litigation on the Company's results of operations and financial condition; and the Company's reliance on third-party vendors for various services. The words "believe," "expect," "anticipate," "estimate," "could," "should," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

        Tribune Company is a media and entertainment company that conducts its operations through two business segments: publishing and broadcasting and entertainment. These segments reflect the manner in which the Company sells its products to the marketplace and the manner in which it manages its operations and makes its business decisions. These segments operate primarily in the United States. The Company's media operations are principally in major metropolitan areas of the United States and compete against similar media and other types of media on both a local and national basis.

        The publishing segment currently consists primarily of 13 daily newspapers, which include related businesses such as interactive websites. This segment represented 72% of the Company's consolidated revenues in 2003. About 77% of this segment's revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and on interactive websites. Approximately 16% of this segment's revenues were generated from the sales of newspapers to individual subscribers or to sales outlets, which re-sell the newspapers. The remaining 7% of revenues came from a variety of activities including the syndication of columns, features, information and comics to newspapers, commercial printing operations, sales of entertainment listings and other publishing-related activities.

        Publishing advertising revenues are comprised of three basic categories: retail, national and classified. Changes in advertising revenues are heavily correlated with changes in the level of economic activity in the United States. Changes in Gross Domestic Product, consumer spending, auto sales, housing sales, unemployment rates, job creation, circulation levels and rates all impact demand for advertising in the Company's newspapers. The Company's advertising revenues are subject to changes in these factors both on a national level and on a local level in its markets.

        Significant expense categories for the publishing segment include compensation, newsprint & ink and other operating expenses. Compensation, which includes benefits expense, represented 42% of the publishing segment's consolidated operating expenses in 2003. Compensation expense is affected by many factors, including the level of merit increases, the number of full-time equivalent employees and changes in the design and costs of the Company's various employee benefit plans. Newsprint & ink represented 14% of the 2003 operating expenses for the publishing segment. The Company consumed approximately 937,000 metric tons of newsprint in 2003. Newsprint is a commodity and pricing can vary significantly between years. Other expenses for the segment comprised 44% of total operating expenses. These expenses are principally for the distribution of the newspaper, promotional activities and other general and administrative expenses. These expenses are typically subject to less variability.

        The broadcasting and entertainment segment currently consists of 26 television stations, one radio station, the Chicago Cubs and Tribune Entertainment, a company that develops and distributes first-run television programming. This segment represented 28% of the Company's consolidated revenues in 2003. About 82% of this segment's revenues came from the sale of advertising spots on its television stations. Changes in advertising revenues are heavily correlated with and influenced by changes in the level of economic activity in the United States. Changes in Gross Domestic Product, consumer spending levels, auto sales, programming content, audience share and rates all impact demand for advertising on the Company's TV stations. The Company's advertising revenues are subject to changes in these factors both on a national level and on a local level in the markets in which it operates.

        Significant expense categories for the broadcasting and entertainment segment include programming, compensation and other expenses. Programming expense represented 41% of the 2003 expenses in this segment. The level of programming expense is affected by the cost of programs available for purchase and the selection of programs aired by the Company's television stations. Compensation expense represented 38% of the segment's 2003 expenses and is impacted by the same factors as noted for publishing. Other expenses represented 21% of total operating expenses and are for promotional activities and other station operating expenses.

        The Company uses revenues and operating profit before restructuring charges as ways to measure the financial performance of its business segments. The Company uses average net paid circulation for its newspapers and average audience share for its television stations as a means to measure its publishing and broadcasting market shares and performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company's significant policies are summarized in Note 1 to the Company's consolidated financial statements in Item 8. These policies conform with accounting principles generally accepted in the United States and reflect practices appropriate to the Company's businesses. The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. On an on-going basis, the Company evaluates its policies and estimates, including those related to income taxes, pension and postretirement benefits, broadcast rights, goodwill and other intangible assets, self-insurance liabilities, accounts receivable allowances and stock based compensation.

        Management has discussed with the Audit Committee of the Board of Directors the development, selection and disclosure of the critical accounting policies and estimates and the application of these policies and estimates. In addition, there are other items within the financial statements that require estimation, but are not deemed to be critical accounting policies and estimates. Changes in the estimates used in these and other items could have a material impact on the financial statements.

Income taxes

        The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. The Company records its tax liabilities based on estimates of the amount of taxes that will ultimately be paid. Since the Company's tax returns are subject to audit by the Internal Revenue Service ("IRS") and various states, tax liabilities are maintained for estimated federal and state audit adjustments. The Company reduced its income tax expense and liabilities by a total of $25 million in 2003 and $35 million in 2002 as a result of favorably resolving certain federal and state income tax issues.

        During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the IRS has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror's 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company's federal and state income tax liability would be approximately $600 million, plus interest. As of Dec. 28, 2003, the interest on the proposed taxes would be approximately $272 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. A tax reserve of $180 million, plus $56 million of interest, relating to these transactions is included in "other obligations" on the consolidated balance sheets.

        The resolutions of the Company's tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

Pension and postretirement benefits

        The Company provides defined benefit pension, postretirement health care and life insurance benefits to eligible employees under a variety of plans (see Note 13 to the Company's consolidated financial statements in Item 8). Accounting for pension and postretirement benefits requires the use of several assumptions.

        Weighted average assumptions used each year in accounting for pension benefits and other postretirement benefits are:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Discount rate for expense	6.75%	7.25%	6.75%	7.25%
Discount rate for obligations	6.25%	6.75%	6.25%	6.75%
Increase in future salary levels for expense	3.75%	4.00%	—	—
Increase in future salary levels for obligations	3.75%	3.75%	—	—
Long-term rate of return on plans' assets	8.50%	9.00%	—	—

        The Company expects to use a long-term rate of return assumption of 8.50% in 2004, consistent with the 2003 assumption. The long-term rate of return assumption is subject to change due to the fluctuation of returns in the overall equity and debt markets. As of the date of this report, a 0.5% decrease in the Company's long-term rate of return assumption would result in a $7.7 million increase in the Company's net pension expense. In 2003, the pension plans assets earned a return of approximately 25%. The Company will use a discount rate of 6.25% for expense in 2004.

        The Company's pension plans asset allocations at Dec. 28, 2003 and Dec. 29, 2002, were as follows (in millions):

	Plan Assets
Asset Category
	Dec. 28, 2003		Dec. 29, 2002
Equity securities	$1,054	72.3%	$774	63.5%
Fixed income securities	328	22.5%	357	29.3%
Other	76	5.2%	88	7.2%

Total	$1,458	100%	$1,219	100%

        The Company's current 2004 target allocation for pension plans assets is 75% in equity securities and 25% in fixed income securities and other.

        At Dec. 28, 2003 and Dec. 29, 2002, the Company's prepaid pension asset included an unrecognized net actuarial loss of $774 million and $858 million, respectively. A significant portion of this net actuarial loss resulted from the difference between the Company's expected returns on plan assets and the actual losses on plan assets in 2002 and 2001. Expected returns on plan assets were $158 million and $176 million in 2002 and 2001, respectively; actual losses were $161 million and $113 million, respectively. In accordance with Financial Accounting Standard ("FAS") No. 87, "Employers' Accounting for Pensions," the actuarial loss will be recognized in net periodic pension expense over the estimated average remaining service period of active employees expected to receive benefits. The Company's policy is to incorporate asset-related gains and losses into the asset value used to calculate the expected return on plan assets and into the calculation of amortization of unrecognized net actuarial loss over a four-year period. As a result of all these factors, the Company expects to incur a net pension expense of $17 million in 2004 as compared to a net pension credit of $19 million in 2003.

        For purposes of measuring 2003 postretirement health care costs, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5% for 2007 and remain at that level thereafter. For purposes of measuring health care obligations at Dec. 28, 2003, a 9% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 5% for 2008 and remain at that level thereafter. On Dec. 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") was signed into law. The Company has elected the deferral allowed by FASB Staff Position FAS No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The effects of the Act have not been reflected in the accumulated other postretirement obligations or net periodic postretirement benefit costs. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could change previously reported obligations related to postretirement benefits. The Company is currently assessing the impact, if any, the Act will have on the cost of covered health care benefits.

        Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of the date of this report, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$1,600	$(1,331)
Benefit obligation	$10,230	$(8,992)

        The Company plans to contribute $6 million to certain of its union and non-qualified pension plans and $17 million to its other postretirement benefit plans in 2004.

Broadcast rights

        Broadcast rights consist principally of rights to broadcast syndicated programs, sports and feature films and are stated at the lower of cost or estimated net realizable value. The total cost of these rights is recorded as an asset and a liability when the program becomes available for broadcast. Syndicated program rights that have limited showings are generally amortized using an accelerated method as programs are aired. Sports and feature film rights are amortized using the straight-line method. At Dec. 28, 2003 and Dec. 29, 2002, the Company had a net broadcast rights asset of $649 million and $717 million, respectively.

        The Company maintains an allowance for programming that is not expected to be aired by the end of the contract period. This allowance for excess inventory is based on a program-by-program review of the Company's five-year broadcast plans and historical write-off trends. The total reserve balance at Dec. 28, 2003 and Dec. 29, 2002 was $16 million and $20 million, respectively. Actual write-offs in 2003 and 2002 were $3 million and $5 million, respectively. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

Goodwill and other intangible assets

        At the beginning of the 2002 fiscal year, the Company adopted FAS No. 142,"Goodwill and Other Intangible Assets," which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. Under FAS No. 142, the impairment review of goodwill and other intangible assets not subject to amortization must be based generally on fair values. The estimated fair values of these assets subject to the impairment review, which included goodwill, newspaper mastheads, FCC licenses and television network affiliation agreements, were calculated as of Dec. 28, 2003, Dec. 29, 2002 and Dec. 31, 2001 based on projected future discounted cash flow analyses. The development of cash flow projections used in the analyses requires the use of assumptions regarding revenue and market growth. The analyses used discount rates based on specific economic factors in the publishing and broadcasting industries. As a result of initially applying the new impairment provisions of FAS No. 142, the Company recorded a pretax charge of $271 million ($166 million after-tax, or $.50 per diluted share) in the first quarter of 2002. The charge related to certain of the Company's newspaper mastheads ($226 million), a Federal Communications Commission ("FCC") license ($43 million) and a television network affiliation agreement ($2 million), and is presented as the cumulative effect of a change in accounting principle in the Company's consolidated statements of income. The impairments were primarily the result of decreases in operating revenues compared to forecasts prepared at the dates the respective companies were acquired.

        The Company performs an impairment review of goodwill and other intangible assets not subject to amortization in the fourth quarter of each year. No adjustments to goodwill and other intangible assets not subject to amortization were required as a result of the impairment reviews conducted in the fourth quarters of 2003 and 2002. However, since the estimated fair values of these assets used in the impairment calculation are subject to change based on the Company's results and overall market conditions, future impairment charges are possible.

        Since the adoption of FAS No. 142 at the beginning of fiscal 2002, the Company has treated the intangible assets associated with network affiliation agreements as having indefinite lives and stopped recording amortization expense on these assets. In Dec. 2003, the staff of the Securities and Exchange Commission provided guidance regarding their accounting position in this area indicating that network affiliation agreements should be amortized. As a result, the Company began amortizing these assets in the fourth quarter of 2003 using a 40-year life. The Company believes the 40-year life is representative of the remaining expected useful life of the network affiliation intangibles. The provisions of FAS No. 142 require the Company to perform an impairment analysis at the time of a change in the estimated useful life of an intangible asset which was previously not being amortized. No adjustment to the network affiliation intangible assets was required as a result of this impairment review. In the future, the Company will no longer perform an annual test of the impairment of its network affiliation agreements under FAS No. 142, but will perform an impairment test when indicators of impairment are present, as required by FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        The Company's goodwill and other intangible assets at Dec. 28, 2003 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 15 to 20 years)	$195,750	$(43,031)	$152,719
Network affiliation agreements (useful life of 40 years)	290,320	(1,814)	288,506
Other (useful life of 3 to 40 years)	30,294	(3,824)	26,470

Total	$516,364	$(48,669)	467,695

Goodwill and other intangible assets not subject to amortization
Goodwill
Publishing			3,920,158
Broadcasting and entertainment			1,560,133

Total goodwill			5,480,291
Newspaper mastheads			1,575,814
FCC licenses			1,100,884
Tradename			7,932

Total			8,164,921

Total goodwill and other intangible assets			$8,632,616

Self-insurance liabilities

        The Company self-insures for certain medical and disability benefits, workers' compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims, claim growth and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks totaled $114 million and $93 million at Dec. 28, 2003 and Dec. 29, 2002, respectively.

Accounts receivable allowances

        The Company's accounts receivable are primarily due from advertisers. Credit is extended based on an evaluation of a customer's financial condition. The Company maintains an allowance for uncollectable accounts, rebates and volume discounts. At Dec. 28, 2003 and Dec. 29, 2002, the Company's allowance for accounts receivable was $49 million and $67 million, respectively.

Stock-based compensation

        The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations. Under APB No. 25, no compensation expense is recorded because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant. A change in the Company's accounting method for stock-based compensation to the fair value method of FAS No. 123, "Accounting for Stock-Based Compensation," as amended by FAS No. 148, would result in additional compensation expense (see Note 1 to the Company's consolidated financial statements in Item 8).

        Under FAS No. 123, as amended by FAS No. 148, compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as compensation expense over the vesting or service period. For purposes of the disclosure required by FAS No. 123, as amended by FAS No. 148, the Company uses the Black-Scholes option-pricing model to determine the fair value of each option grant. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect the Company's best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used in the current period, pro-forma stock-based compensation, as calculated and disclosed under FAS No. 123, could have been materially impacted. Furthermore, if the Company uses different assumptions in future periods, pro-forma stock based compensation expense could be materially impacted in future years.

SIGNIFICANT EVENTS

Times Mirror Acquisition—On March 13, 2000, Tribune and Times Mirror announced the signing of a definitive agreement that provided for a merger of Times Mirror into Tribune in a cash and stock transaction. Prior to the merger, Times Mirror published the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The Advocate, Greenwich Time and several smaller newspapers. The merger was effected through a two-step transaction (a cash tender offer followed by a stock for stock merger) for a total purchase price of approximately $8.3 billion, including assumption of debt and preferred stock. This transaction was accounted for as a step acquisition purchase. Tribune has consolidated Times Mirror results since the cash tender offer closed on April 17, 2000.

        Because the Times Mirror acquisition did not involve the transfer of any broadcast station licenses, FCC approval was not required to complete the transaction. Under the television/newspaper cross-ownership rule in effect at the time of the merger, companies were generally prohibited from owning both a newspaper and a broadcast license in the same market. However, it was also the FCC's policy to permit newly created television/newspaper combinations to be held until the next broadcast license renewal. As such, license renewals for three Tribune television properties KTLA-TV, Los Angeles (renewal in 2006), WPIX-TV, New York (renewal in 2007) and WTIC-TV, Hartford (renewal in 2007) would be affected under the old FCC media ownership rules. On June 2, 2003, the FCC adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rule eliminates the cross-ownership prohibition entirely in markets with nine or more television stations and permits combinations of one newspaper and one television station in markets having between four and eight television stations. Tribune complies with the new rule in each of the five markets where it owns both newspaper and television operations—New York, Los Angeles, Chicago, South Florida and Hartford. The new media ownership rules were scheduled to become effective on Sept. 4, 2003. The United States Court of Appeals for the Third Circuit has stayed the effectiveness of the new media ownership rules pending the outcome of a lawsuit filed with that Court by various public interest groups challenging the new rules. The Company filed a Petition for Review in that proceeding and in Feb. 2004, participated in oral arguments before the Third Circuit. The Company cannot predict with certainty whether the new television/newspaper cross-ownership rules will be affected by the pending litigation. If the new television/newspaper cross-ownership rule is not upheld or if other relief is not granted by the time the licenses are due for renewal, the Company will require waivers to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, New York and Hartford markets. The Company has a temporary waiver, pending the outcome of the same rulemaking proceeding, in connection with its 1997 acquisition of WBZL-TV, Miami, which is considered part of the market served by the South Florida Sun-Sentinel, published in Fort Lauderdale.

Other Acquisitions—The Company completed other acquisitions totaling approximately $275 million in 2003, $162 million in 2002 and $299 million in 2001 for cash and other consideration, including the value of the Denver radio station group assets that were divested in exchange transactions during 2003 and 2002. The results of these operations are included in the consolidated statements of income since their respective dates of acquisition. None of these acquisitions were material to the Company's consolidated financial statements.

        On March 21, 2003, the Company acquired the stock of KPLR-TV, St. Louis, and the assets of KWBP-TV, Portland, Oregon, from ACME Communications for a total of $275 million. The Company acquired the stock of KPLR-TV for $200 million in cash. The acquisition of the assets of KWBP-TV was structured as a like-kind asset exchange for income tax purposes. It was funded with the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM) with an estimated fair market value of $55 million, plus $20 million in cash.

        On Aug. 1, 2002, the Company acquired Chicago magazine from Primedia, Inc. for $35 million in cash. Chicago magazine, a monthly publication, serves as a reference guide for entertainment, dining, shopping and real estate for the Chicagoland area.

        On July 24, 2002, the Company transferred certain assets of the Denver radio station group (KOSI-FM and KEZW-AM) with a value of $125 million to Entercom Communications Corp. ("Entercom") in exchange for the assets of WTTV-TV, Indianapolis, and its satellite station, WTTK-TV in Kokomo, Indiana, which Entercom acquired from Sinclair Broadcast Group for $125 million. The transactions were structured as a like-kind asset exchange for income tax purposes. The divestiture of the Denver radio station group assets was accounted for as a sale, and the acquisition of WTTV-TV and WTTK-TV was recorded as a purchase. In the third quarter of 2002, the Company recorded a pretax gain of $108 million ($66 million after-tax) on the sale of the Denver radio station group assets.

        On Dec. 26, 2001, Tribune signed a contract with Entercom to manage Tribune's three Denver radio stations, KOSI-FM, KKHK-FM and KEZW-AM. On Feb. 1, 2002, under the agreement, Entercom began managing the stations for up to three years, after which, pursuant to an option agreement, Entercom would have the right to purchase the stations for $180 million. The results of the three Denver stations are included in the consolidated financial statements through Jan. 31, 2002. In Feb. 2002, the Company began receiving from Entercom a monthly time brokerage fee, which was recorded in revenue. The monthly time brokerage fee that the Company received from Entercom was reduced to reflect the sale of KOSI-FM and KEZW-AM in 2002 and KKHK-FM in 2003.

        In April 2001, the Company acquired Tower Distribution (formerly United Video), WGN Cable's distribution entity, and in August 2001, the Company acquired television station WTXX-TV, Hartford, which serves the Hartford, Connecticut market.

RESTRUCTURING CHARGES

        In the first quarter of 2002, the Company recorded pretax restructuring charges of $27.3 million ($16.7 million after-tax) for various cost reduction initiatives. Approximately 300 full-time equivalent employee positions were eliminated as a result of these initiatives. Pretax restructuring charges of $25.0 million were recorded at the publishing segment, $1.1 million at the broadcasting and entertainment segment and $1.2 million at corporate during 2002. These restructuring charges, consisting primarily of compensation expense, are presented as a separate line item in the consolidated statements of income.

        A summary of the significant components of the pretax restructuring charges for the year ended Dec. 29, 2002, is as follows (in millions):

	Publishing	Broadcasting	Corporate	Total
Severance costs	$18.2	$0.8	$0.4	$19.4
Enhanced early retirement pension costs	2.2	—	—	2.2
Asset disposals	3.0	0.3	0.2	3.5
Lease termination costs	1.6	—	0.6	2.2

Total	$25.0	$1.1	$1.2	$27.3

        During the second quarter of 2001, the Company announced a voluntary retirement program ("VRP"), which was offered to approximately 1,400 employees who met certain eligibility requirements. In addition, various other workforce reduction initiatives were implemented throughout the Company beginning in the second quarter. Approximately 1,700 full-time equivalent employee positions were eliminated as a result of the various initiatives. In 2001, the Company recorded pretax restructuring charges of $151.9 million ($92.6 million after-tax) for these initiatives. Pretax restructuring charges of $143.3 million were recorded at the publishing segment, $6.6 million at the broadcasting and entertainment segment and $2.0 million at corporate in 2001. These charges are presented as a separate line item in the consolidated statements of income.

        A summary of the significant components of the pretax restructuring charges for the year ended Dec. 30, 2001, is as follows (in millions):

	Publishing	Broadcasting	Corporate	Total
Severance costs	$28.6	$2.5	$0.4	$31.5
Enhanced early retirement pension costs	78.0	1.5	—	79.5
Enhanced retiree medical benefit costs	12.1	0.1	—	12.2
Asset disposals	7.5	1.4	0.4	9.3
Lease termination costs	7.3	—	—	7.3
Other costs	9.8	1.1	1.2	12.1

Total	$143.3	$6.6	$2.0	$151.9

        The remaining accruals for the restructuring charges amounted to $3.5 million and $11.1 million at Dec. 28, 2003 and Dec. 29, 2002, respectively. The accruals primarily consist of costs related to severance and lease termination costs.

        A summary of the activity with respect to the restructuring accruals is as follows (in millions):

Restructuring accrual at Dec. 30, 2001	$21.0
Restructuring charges(1)	21.6
Payments	(31.5)

Restructuring accrual at Dec. 29, 2002	$11.1
Payments	(7.6)

Restructuring accrual at Dec. 28, 2003	$3.5

(1)
Represents severance, lease termination and other costs included in the restructuring accrual.

NON-OPERATING ITEMS

        Fiscal years 2003, 2002 and 2001 included several non-operating items. Non-operating items for 2003 are summarized as follows (in millions, except per share data):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Gain on change in fair values of derivatives and related investments	$—	$84	$52	$.16
Gain on sale of subsidiaries and investments, net	175	148	90.27
Loss on investment write-downs	—	(10)	(6)	(.01)
Gain on insurance recoveries	27	22	14.04
Other non-operating loss	—	(3)	(2)	(.01)
Income tax settlement adjustments	—	—	25.07

Total non-operating items	$202	$241	$173	$.52

        In 2003, changes in the fair values of derivatives and related investments related entirely to the Company's PHONES and related Time Warner investment. The $84 million non-cash pretax gain resulted from an $86 million increase in the fair value of 16.0 million shares of Time Warner common stock, which was offset by a $2 million increase in the fair value of the derivative component of the PHONES. Also in 2003, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write-downs totaled $10 million in 2003.

        In 2003, the gain on sales of subsidiaries and investments resulted primarily from the divestiture of the Company's remaining Denver radio station KKHK-FM and the sale of the Company's investment in The Golf Channel. KKHK-FM, now known as KQMT-FM, plus $20 million in cash, was exchanged for the assets of KWBP-TV, Portland, Ore. and resulted in a pretax gain of $51 million. The sale of the investment in The Golf Channel resulted in a pretax gain of $48 million.

        In 2003, the Company recorded a gain of $22 million as a result of settling the business interruption and property damage insurance claims filed by WPIX-TV, New York, as a result of the events of Sept. 11, 2001.

        In 2003, the Company reduced its income tax expense and liabilities by a total of $25 million as a result of favorably resolving certain income tax issues.

        Non-operating items for 2002 are summarized as follows (in millions, except per share data):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Loss on change in fair values of derivatives and related investments	$—	$(161)	$(98)	$(.30)
Gain on sales of subsidiaries and investments, net	66	106	65.20
Loss on investment write-downs	—	(18)	(11)	(.03)
Other non-operating gain	—	10	6.02
Income tax settlement adjustments	—	—	29.09

Total non-operating items	$66	$(63)	$(9)	$(.02)

        In 2002, changes in the fair values of derivatives and related investments related entirely to the Company's PHONES and related Time Warner investment. The $161 million non-cash pretax loss resulted from a $331 million decrease in the fair value of 16.0 million shares of Time Warner common stock, which was offset by a $169 million decrease in the fair value of the derivative component of the

PHONES. Also in 2002, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write- downs totaled $18 million in 2002.

        In July 2002, the Company exchanged two of its Denver radio stations, KOSI-FM and KEZW-AM, for the assets of two television stations, WTTV-TV, Indianapolis, and its satellite station WTTK-TV, Kokomo, Indiana. The divestiture of the Denver radio station assets resulted in a pretax gain of $108 million.

        In 2002, the Company favorably resolved certain income tax issues. As a result, the Company reduced its income tax expense and liabilities by a total of $35 million. Approximately $29 million of the adjustments were classified as non-operating items.

        Non-operating items for 2001 are summarized as follows (in millions, except per share data):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Loss on change in fair values of derivatives and related investments	$—	$(6)	$(4)	$(.01)
Gain on sale of Time Warner common stock	75	75	46.14
Gain on sales of other investments	30	2	1.01
Loss on investment write-downs	—	(146)	(89)	(.29)

Total non-operating items	$105	$(75)	$(46)	$(.15)

        In 2001, changes in the fair values of derivatives and related investments primarily related to the Company's PHONES and related Time Warner investment. The $6 million non-cash pretax loss resulted primarily from a $27 million decrease in the fair value of 16.0 million shares of Time Warner common stock, which was offset by a $24 million decrease in the fair value of the derivative component of the PHONES. Also in 2001, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write-downs totaled $146 million and included investments accounted for under the equity method. The Company sold 2.2 million shares of Time Warner common stock and other investments during the year.

OTHER DEVELOPMENTS

        On June 2, 2003, the FCC adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rule eliminates the cross-ownership prohibition entirely in markets with nine or more television stations and permits combinations of one newspaper and one television station in markets having between four and eight television stations. Tribune complies with the new rule in each of the five markets where it owns both newspaper and television operations—New York, Los Angeles, Chicago, South Florida and Hartford. The new media ownership rules were scheduled to become effective on Sept. 4, 2003. The United States Court of Appeals for the Third Circuit has stayed the effectiveness of the new media ownership rules pending the outcome of a lawsuit filed with that Court by various public interest groups challenging the new rules. The Company filed a Petition for Review in that proceeding and in Feb. 2004, participated in oral arguments before the Third Circuit. The Company cannot predict with certainty whether the new television/newspaper cross-ownership rules will be affected by the pending litigation.

RESULTS OF OPERATIONS

        The Company's fiscal year ends on the last Sunday in December. Fiscal years 2003, 2002 and 2001 each comprised 52 weeks.

        Previously, the Company's interactive and publishing businesses were separate reporting segments. However, as a result of various management and organizational changes, the two groups were integrated during the first quarter of 2003. Consequently, and in accordance with segment reporting guidelines, the operating results for the Company's interactive businesses are now reported as part of the operating results of the publishing segment. For comparison purposes, prior year results are also shown on this basis.

Consolidated

        The Company's consolidated operating results for 2003, 2002 and 2001 are shown in the table below.

				Change
(In millions, except per share data)	2003	2002	2001	03-02		02-01
Operating revenues	$5,595	$5,384	$5,253	+	4%	+	2%
Operating profit(1)	$1,361	$1,248	$650	+	9%	+	92%
Net income (loss) on equity investments	$6	$(41)	$(61)		*	-	33%
Net income:
Before cumulative effect of change in accounting principle	$891	$609	$111	+	47%	+	448%
Cumulative effect of accounting change, net(2)	—	(166)	—		*		*

Net income	$891	$443	$111	+	101%	+	299%

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$2.61	$1.80	$.28	+	45%		*
Cumulative effect of accounting change, net(2)	—	(.50)	—		*		*

Net income	$2.61	$1.30	$.28	+	101%	+	364%

(1)
Operating profit excludes interest income and expense, equity earnings and losses, non-operating items and income taxes. Operating profit includes $27 million and $152 million of restructuring charges in 2002 and 2001, respectively.

(2)
Refer to Note 5 to the Company's consolidated financial statements in Item 8 for further discussion.

*
Not meaningful

Earnings Per Share ("EPS")—Diluted EPS in 2003 was $2.61, up from $1.30 in 2002. The 2003 results included a net non-operating gain of $.52 per diluted share. In 2002, Tribune recorded a net non-operating loss of $.02 per diluted share, a restructuring charge of $.05 per diluted share and a one-time $.50 loss per diluted share for the cumulative effect of a change in accounting principle related to the initial application of the impairment provisions of FAS No. 142. Diluted EPS in 2002 was $1.30, up 364% from $.28 in 2001. The 2001 results included a net non-operating loss of $.15 per diluted share. Due to the non-amortization provisions of FAS No. 142, amortization expense decreased from $241 million in 2001 to $10 million in 2002 (see Note 5 to the Company's consolidated financial statements in Item 8).

Operating Revenues and Profit—Consolidated operating revenues, depreciation and amortization expense, and operating profit by business segment were as follows:

				Change
(In millions)	2003	2002	2001	03-02		02-01
Operating revenues
Publishing	$4,037	$3,940	$3,903	+	2%	+	1%
Broadcasting and entertainment	1,558	1,444	1,350	+	8%	+	7%

Total operating revenues	$5,595	$5,384	$5,253	+	4%	+	2%

Depreciation and amortization expense
Publishing	$176	$174	$320	+	1%	-	46%
Broadcasting and entertainment	50	47	119	+	7%	-	61%
Corporate expenses	2	3	3	-	14%	-	8%

Total depreciation and amortization expense	$228	$224	$442	+	2%	-	49%

Operating profit (loss) before restructuring charges(1)
Publishing	$885	$851	$511	+	4%	+	67%
Broadcasting and entertainment	529	470	333	+	12%	+	41%
Corporate expenses	(53)	(46)	(42)	-	17%	-	10%

Total before restructuring charges	1,361	1,275	802	+	7%	+	59%
Restructuring charges	—	(27)	(152)		*	-	82%

Total operating profit	$1,361	$1,248	$650	+	9%	+	92%

(1)
Operating profit for each segment excludes interest income and expense, equity earnings and losses, non-operating items and income taxes. Operating profit before restructuring charges is a key metric used by the Company's chief operating decision maker, as defined by FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," to make decisions about resources to be allocated to a segment and assess its performance.

*
Not meaningful

        Consolidated operating revenues increased 4%, or $211 million, in 2003 due to improvements in publishing and broadcasting and entertainment revenues. Excluding all acquisitions and divestitures that affect comparability in the period presented ("on a comparable basis"), revenues were up 3%, or $168 million, in 2003, as a result of improvements at both segments. Consolidated operating revenues increased 2%, or $131 million, in 2002, due to improvements in publishing and broadcasting and entertainment. On a comparable basis, revenues were up 2%, or $96 million, in 2002, primarily as a result of improvements at both segments.

        Consolidated operating profit increased 9%, or $113 million, in 2003. The 2002 full year included $27 million of restructuring charges incurred in the first quarter of 2002. Publishing operating profit, before restructuring charges, rose 4%, or $34 million, in 2003 primarily due to increases in advertising revenues at Chicago, Fort Lauderdale, New York, Los Angeles and Orlando, partially offset by an increase in compensation, circulation and newsprint and ink expenses. Broadcasting and entertainment operating profit, before restructuring charges, increased 12%, or $59 million, in 2003 primarily due to increased television revenues, partially offset by higher compensation and programming expenses. On a comparable basis, consolidated operating profit rose 8%, or $101 million, in 2003.

        Consolidated operating profit increased 92%, or $598 million, in 2002. Consolidated operating profit, before restructuring charges, increased 59%, or $473 million, in 2002 due to improvements in publishing and broadcasting and entertainment, partially offset by higher corporate expenses. Publishing operating profit, before restructuring charges, rose 67%, or $340 million, in 2002 primarily due to lower amortization and newsprint and ink expense combined with a rise in revenue at the newspapers.

Broadcasting and entertainment operating profit, before restructuring charges, was up 41%, or $137 million, in 2002 mainly due to a drop in amortization expense and an increase in television revenue, partially offset by an increase in broadcast rights expense. Due to adopting the non-amortization provisions of FAS No. 142, amortization expense decreased by $157 million and $74 million in 2002 for publishing and broadcasting and entertainment, respectively.

Operating Expenses—Consolidated operating expenses were as follows:

				Change
(In millions)	2003	2002	2001	03-02		02-01
Cost of sales	$2,636	$2,564	$2,693	+	3%	-	5%
Selling, general and administrative	1,370	1,321	1,316	+	4%		—
Depreciation and amortization	228	224	442	+	2%	-	49%

Operating expenses before restructuring charges	4,234	4,109	4,451	+	3%	-	8%
Restructuring charges	—	27	152		*	-	82%

Total operating expenses	$4,234	$4,136	$4,603	+	2%	-	10%

*
Not meaningful

        Cost of sales increased 3%, or $72 million, in 2003. On a comparable basis, cost of sales was up 2%, or $54 million, primarily due to higher compensation, newsprint and ink, programming and newspaper distribution expenses. Compensation expense rose 2%, or $19 million, in 2003 due to higher player compensation for the Chicago Cubs, a decline in the pension credit, salary increases and higher medical expenses. On a comparable basis, compensation expense increased 2%, or $16 million, in 2003. Newsprint and ink expense rose 4%, or $16 million, in 2003 as the average newsprint cost per ton was up 4%, while consumption remained flat in 2003. Programming expenses increased 4%, or $16 million, in 2003 due to a rise in broadcast rights amortization expense related to acquisitions and the fall 2002 launch of "Will & Grace," and an increase in programming expenses at Tribune Entertainment. On a comparable basis, programming expenses rose $2 million in 2003. Newspaper distribution expense was up 4%, or $13 million, in 2003.

        Cost of sales decreased 5%, or $129 million, in 2002. On a comparable basis, cost of sales decreased 5%, or $133 million, in 2002 primarily due to lower newsprint and ink and compensation expense, partially offset by an increase in broadcast rights amortization and distribution expense. Newsprint and ink expense, on a comparable basis, decreased 24%, or $133 million, as the average newsprint cost per ton decreased 23% and consumption declined 3%. On a comparable basis, compensation expense decreased 3%, or $29 million, primarily due to the voluntary retirement program initiated in 2001, outsourcing of certain circulation operations in Los Angeles and other reductions in force. The outsourcing of certain newspaper circulation functions and the mailing costs associated with a new total market coverage product in Los Angeles increased distribution expense included in cost of sales by $27 million in 2002. On a comparable basis, broadcast rights amortization increased 3%, or $10 million, in 2002.

        Selling, general and administrative expenses ("SG&A") were up 4%, or $49 million in 2003. On a comparable basis, SG&A expense increased 3%, or $38 million, in 2003 primarily due to increases in compensation and promotion expenses related to circulation, partially offset by a decrease in advertising promotion expenses. Compensation expense increased 7%, or $46 million, in 2003, due to acquisitions, a decline in the pension credit, salary increases, and higher medical expenses. On a comparable basis, compensation expense rose 6%, or $41 million, in 2003. Promotion expenses related to circulation rose 10%, or $13 million, in 2003 primarily due to increased circulation promotional efforts. Advertising promotion expenses were down 14%, or $9 million, in 2003.

        SG&A expense rose $5 million in 2002. On a comparable basis, SG&A expense for 2002 increased $2 million. On a comparable basis, compensation expense rose 3%, or $22 million, in 2002. Other SG&A expenses, on a comparable basis, fell 8%, or $20 million, in 2002 largely due to continued cost control initiatives.

        The increase in depreciation and amortization of intangible assets in 2003 reflects acquisitions and capital expenditures as well as a change in the useful lives of network affiliation intangible assets from indefinite lives to 40 years. The decrease in depreciation and amortization of intangible assets in 2002 reflects the adoption of the non-amortization provisions of FAS No. 142 at the beginning of fiscal year 2002, partially offset by the impact of acquisitions and capital expenditures. On an annual basis, amortization expense was reduced from $241 million in 2001 to $10 million in 2002.

        The Company incurred pretax restructuring charges of $27 million in 2002 and $152 million during 2001 (see discussion in the "Restructuring Charges" section above).

Publishing

Operating Revenues and Profit—In 2003, publishing contributed 72% of the Company's revenues and 65% of its operating profits. Daily newspaper revenue is derived principally from advertising and circulation sales, which accounted for 77% and 16%, respectively, of the total publishing segment's revenues. Advertising revenue is comprised of three basic categories: retail, national and classified. Newspaper advertising volume is categorized as either full run inches, part run inches or preprint pieces. Circulation revenue results from the sale of newspapers. Other publications/services revenue accounted for 7% of the segment's total revenues and includes syndication of editorial products, advertising placement services, direct mail operations, cable television news programming, distribution of entertainment listings and other publishing-related activities.

        Explanations of certain categories used in this discussion are as follows:

Retail:	Display advertising from local retailers, such as department stores
National:	Display advertising by national advertisers that promote products or brand names on a nation-wide basis
Classified:	Local advertising listed together and organized by type (including help-wanted, real estate and automotive) and display advertisements in these same categories
Full run inches:	Advertising appearing in all editions of a newspaper
Part run inches:	Advertising appearing in only select editions or zones of a newspaper's market
Preprint pieces:	Advertising supplements prepared by advertisers and inserted into a newspaper

        The table below presents publishing operating revenues, operating expenses before restructuring charges, and operating profit.

				Change
(In millions)	2003	2002	2001	03-02		02-01
Operating revenues	$4,037	$3,940	$3,903	+	2%	+	1%
Operating expenses before restructuring charges	3,152	3,089	3,392	+	2%	-	9%

Operating profit before restructuring charges	885	851	511	+	4%	+	67%
Restructuring charges	—	(25)	(143)		*	-	83%

Operating profit	$885	$826	$368	+	7%	+	125%

*
Not meaningful

        Publishing operating revenues in 2003 increased 2% to $4 billion, up from $3.9 billion in 2002, due mainly to increases in advertising revenue in Chicago, Fort Lauderdale, New York and Los Angeles. In 2002, publishing operating revenues were up 1%, or $37 million, compared with 2001, primarily due to acquisitions. Excluding the acquisitions of The Virginia Gazette (Feb. 2001), TV Data (May 2001) and Chicago magazine (August 2002) ("on a comparable basis"), operating revenues in 2002 were up 1%, or $22 million, compared with 2001.

        Operating profit, before restructuring charges, increased 4%, or $34 million in 2003, mainly as a result of a 3% increase in advertising revenues partially offset by a rise in total operating expenses, primarily compensation, circulation and newsprint and ink expenses. Operating profit, before restructuring charges, increased 67%, or $340 million, in 2002 as a result of a 9% decline in total operating expenses, primarily due to lower amortization and newsprint expense. On a comparable basis, operating profit, before restructuring charges, was up 66%, or $333 million, in 2002.

Operating Revenues—Total publishing operating revenues, by classification, were as follows:

				Change
(In millions)	2003	2002	2001	03-02		02-01
Advertising
Retail	$1,310	$1,279	$1,238	+	2%	+	3%
National	781	726	681	+	7%	+	7%
Classified	1,019	1,019	1,087		—	-	6%

Total advertising	3,110	3,024	3,006	+	3%	+	1%
Circulation	662	669	662	-	1%	+	1%
Other	265	247	235	+	7%	+	5%

Total operating revenues	$4,037	$3,940	$3,903	+	2%	+	1%

Advertising revenue and volume—Total operating revenues increased 2% in 2003 compared to 2002. Retail advertising revenue was up 2%, or $31 million, for the year as increases in furniture/home furnishings, hardware, health care and other retailers were partially offset by declines in electronics, food and department stores. Preprint revenues, which were the primary contributor to retail advertising growth, rose 9% led by an 11% increase in Chicago where a new preprint facility for Sunday inserting is now operational. Preprint revenue in Fort Lauderdale, Los Angeles and New York was up 16%, 10% and 3%, respectively. National advertising revenue rose 7%, or $55 million, in 2003 as increases in the hi-tech (primarily wireless), movies/entertainment, financial and auto manufacturers categories were partially offset by decreases in travel/resorts. Classified advertising revenues were flat in 2003 due to a 9% decrease in help-wanted, offset by increases in auto and real estate of 3% and 10%, respectively.

        In 2002, retail advertising revenue was up 3% for the year as increases in food, furniture/home furnishings and hardware were partially offset by decreases in electronics. National advertising was up 7%, or $45 million, mainly due to increases in movies/entertainment, hi-tech (primarily wireless) and auto manufacturers, partially offset by a decrease in financial and travel categories. Classified advertising revenues fell 6%, or $68 million, in 2002. The decrease was due to a 22% decline in help-wanted advertising, partially offset by increases of 8% and 5% in auto and real estate advertising, respectively.

        Advertising volume data for 2003, 2002 and 2001 was as follows:

				Change
(In thousands)	2003	2002	2001	03-02		02-01
Full run inches
Retail	6,067	6,261	6,580	-	3%	-	5%
National	3,859	3,583	3,509	+	8%	+	2%
Classified	10,203	10,044	10,345	+	2%	-	3%

Total full run	20,129	19,888	20,434	+	1%	-	3%
Part run inches	19,604	18,929	18,429	+	4%	+	3%

Total inches	39,733	38,817	38,863	+	2%		—

Preprint pieces (in millions)	13,147	12,421	11,298	+	6%	+	10%

        Full run advertising inches were up 1% in 2003 largely due to an increase in national advertising inches. Full run national advertising inches were up 8% due to increases at Los Angeles, Chicago and Newport News. Full run classified advertising inches were up 2% for the year. The increase in classified advertising inches was due to increases at Fort Lauderdale and Newport News. Full run retail advertising inches fell 3% mainly due to declines at Fort Lauderdale, Baltimore, Los Angeles and New York. Part run advertising inches were up 4% in 2003 due to increases at Fort Lauderdale and Chicago. Preprint advertising pieces rose 6% for the year, due to increases at Los Angeles and Chicago.

        In 2002, full run advertising inches decreased 3% largely due to a drop in retail and classified advertising inches. Full run retail advertising inches fell 5% mainly due to declines at Fort Lauderdale and Baltimore. Full run classified advertising inches were down 3% for the year. The decline in classified advertising inches was due to decreases at all the newspapers, except Fort Lauderdale which showed an improvement of 6%. Full run national advertising inches were up 2% in 2002 mainly due to increases at Hartford and Allentown. Part run advertising inches were up 3% in 2002 as increases at Los Angeles and Fort Lauderdale were partially offset by a decline at Baltimore. Preprint advertising pieces rose 10% for the year, as all newspapers showed improvements.

Circulation revenues—Circulation revenues were down 1% in 2003, primarily due to declines at New York and Fort Lauderdale. Total average daily circulation was down 1% in 2003 to 3,371,000 copies from 3,406,000 in 2002. Total average Sunday circulation was down slightly at 4,858,000 in 2003 compared with 4,877,000 in 2002. Circulation revenues increased 1% in 2002 primarily due to home delivery price increases in Los Angeles. Total average daily circulation decreased 2% in 2002 to 3,406,000 from 3,459,000 copies in 2001, and total average Sunday circulation declined slightly to 4,877,000 in 2002 from 4,890,000 copies in 2001.

Other revenues—Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues increased 7%, or

$18 million, in 2003 mainly due to increases at Los Angeles and New York. Other revenues increased 5%, or $12 million, in 2002 primarily due to acquisitions.

Operating Expenses—Operating expenses, before restructuring charges, for 2003, 2002 and 2001 were as follows:

				Change
(In millions)	2003	2002	2001	03-02		02-01
Compensation	$1,312	$1,280	$1,303	+	3%	-	2%
Circulation	503	477	441	+	5%	+	8%
Newsprint & ink	441	425	558	+	4%	-	24%
Promotion, excluding circulation	62	71	74	-	14%	-	3%
Depreciation and amortization	176	174	320	+	1%	-	46%
Other	658	662	696	-	1%	-	5%

Total operating expenses, before restructuring charges	$3,152	$3,089	$3,392	+	2%	-	9%

        Publishing operating expenses, before restructuring charges, increased 2%, or $63 million, in 2003 primarily due to increases in compensation, circulation and newsprint and ink expenses, partially offset by a decrease in advertising promotion expenses. Compensation expense rose 3%, or $32 million, in 2003 due to a decline in the pension credit, salary increases and higher medical expenses. Circulation expense was up 5%, or $26 million, for the year primarily due to higher newspaper distribution and promotion expenses. Newsprint and ink expense was up 4%, or $16 million, as the average newsprint cost per ton increased 4% while consumption was flat. Advertising promotion expenses decreased 14%, or $9 million, in 2003.

        Publishing operating expenses, before restructuring charges, decreased 9%, or $303 million, in 2002. On a comparable basis, operating expenses declined 9%, or $309 million, primarily due to decreases in amortization, newsprint and ink, compensation, and other cash expenses, partially offset by an increase in depreciation. Due to adopting the non-amortization provisions of FAS No. 142, amortization expense decreased from $164 million in 2001 to $7 million in 2002. On a comparable basis, newsprint and ink expense was down 24%, or $133 million, as the average newsprint cost per ton decreased 23% while consumption declined 3%. On a comparable basis, compensation expense declined 2%, or $28 million, in 2002 due to the voluntary retirement program, outsourcing of certain circulation operations in Los Angeles and other reductions in work force, partially offset by a lower pension credit and higher management bonus expense. On a comparable basis, other cash expenses were down $2 million in 2002 as a result of continued cost controls, partially offset by the outsourcing of certain circulation functions and the mailing costs associated with a new total market coverage product in Los Angeles. On a comparable basis, depreciation was up 7%, or $11 million, for the year primarily due to increases at Los Angeles from the new preprint facilities, the pagination system and other projects.

        Publishing reported restructuring charges of $25 million in 2002 and $143 million in 2001 (see discussion in the "Restructuring Charges" section above).

Broadcasting and Entertainment

Operating Revenues and Profit—In 2003, broadcasting and entertainment contributed 28% of the Company's revenues and 39% of its operating profits. The following table presents broadcasting and entertainment operating revenues, operating expenses before restructuring charges and operating profit for television and radio/entertainment. The Company's broadcasting operations at the end of 2003 included 26 television stations. Radio/entertainment includes Tribune Entertainment and the Chicago Cubs.

				Change
(In millions)	2003	2002	2001	03-02		02-01
Operating revenues
Television	$1,323	$1,222	$1,130	+	8%	+	8%
Radio/entertainment	235	222	220	+	6%	+	1%

Total operating revenues	$1,558	$1,444	$1,350	+	8%	+	7%

Operating expenses before restructuring charges
Television	$816	$769	$818	+	6%	-	6%
Radio/entertainment	213	205	199	+	4%	+	3%

Total operating expenses before restructuring charges	$1,029	$974	$1,017	+	6%	-	4%

Operating profit before restructuring charges
Television	$507	$453	$312	+	12%	+	45%
Radio/entertainment	22	17	21	+	27%	-	22%

Total operating profit before restructuring charges	529	470	333	+	12%	+	41%
Restructuring charges	—	(1)	(7)		*	-	83%

Total operating profit	$529	$469	$326	+	13%	+	44%

*
Not meaningful

        Broadcasting and entertainment revenues rose 8%, or $114 million, in 2003 due mainly to increased television revenues. Excluding the acquisitions of WTTV-TV, Indianapolis (July 2002), KPLR-TV, St. Louis (March 2003) and KWBP-TV, Portland (March 2003) ("on a comparable basis"), broadcasting and entertainment revenues increased 5%, or $71 million. Television revenues increased 8%, or $101 million, in 2003. On a comparable basis, television revenues were up 5%, or $59 million, due to higher advertising revenues. Radio and entertainment revenues increased 6%, or $13 million, in 2003 due to a playoff related rise in revenue for the Chicago Cubs, partially offset by a decline in radio revenues, mainly due to the disposition of the Denver stations.

        Broadcasting and entertainment revenues rose 7%, or $94 million, in 2002 due mainly to increased television revenues. Television revenues increased 8%, or $92 million, primarily due to higher advertising revenues, partially offset by lower cable royalties. Television copyright royalties were $4 million in 2002 compared with $30 million in 2001. These royalties resulted from payments by cable systems and satellite carriers for television signals they deliver to subscribers outside the stations' local markets. Excluding the acquisitions of WGN Cable's distribution entity (April 2001), WTXX-TV, Hartford (August 2001) and WTTV-TV, Indianapolis (July 2002) ("on a comparable basis"), television revenues were up 7% due to increases at all of the stations. On a comparable basis, television revenues rose 9% in 2002 as compared with 2001. Radio and entertainment revenues increased 1% in 2002 due to a 10% increase in entertainment revenues and a 6% rise in Chicago Cubs revenues, partially offset by a 14% decline in radio revenues, mainly due to the disposition of the Denver stations.

        Operating profit for broadcasting and entertainment, before restructuring charges, was up 12%, or $59 million, in 2003 primarily due to increases in television operating profit. On a comparable basis, operating profit was up 10%, or $47 million, due to higher revenues, partially offset by higher compensation and programming costs. Television operating profit, before restructuring charges, rose 12%, or $54 million. On a comparable basis, television operating profit increased 9%, or $42 million.

        Operating profit for broadcasting and entertainment, before restructuring charges, was up 41%, or $137 million, in 2002 primarily due to increases in television operating profit. Television operating profit rose 45%, or $141 million, mainly as a result of lower amortization expense and increased advertising revenues, partially offset by an increase in broadcast rights expense. Due to adopting the non-amortization provisions of FAS No. 142, amortization decreased from $77 million in 2001 to $4 million in 2002. Excluding acquisitions, television operating profit increased 44%, or $133 million, in 2002 compared with 2001.

Operating Expenses—Operating expenses, before restructuring charges, for 2003, 2002 and 2001 are as follows:

				Change
(In millions)	2003	2002	2001	03-02		02-01
Compensation	$385	$359	$342	+	7%	+	5%
Programming	425	409	395	+	4%	+	3%
Depreciation and amortization	50	47	119	+	7%	-	61%
Other	169	159	161	+	7%	-	1%

Total operating expenses, before restructuring charges	$1,029	$974	$1,017	+	6%	-	4%

        Broadcasting and entertainment operating expenses, before restructuring charges, increased 6%, or $55 million, in 2003. On a comparable basis, broadcasting and entertainment operating expenses were up 3%, or $25 million, due to an increase in compensation and programming expenses. Compensation expense increased 7%, or $26 million, in 2003. On a comparable basis, compensation costs rose 5%, or $17 million, due to higher player compensation for the Chicago Cubs, higher commissions and other salary increases. Programming expenses rose 4%, or $16 million, due to an increase in broadcast rights amortization expense related to acquisitions and the fall 2002 launch of "Will & Grace," and a rise in programming expenses at Tribune Entertainment. On a comparable basis, programming costs increased 1%, or $2 million.

        Broadcasting and entertainment operating expenses, before restructuring charges, decreased 4%, or $43 million, in 2002 compared with 2001. On a comparable basis, broadcasting and entertainment operating expenses were down 5%, or $53 million, mainly due to a drop in depreciation and amortization and other expenses, partially offset by increased compensation expense, higher broadcast rights amortization and a rise in television news, sales and promotion expenses. On a comparable basis, compensation expense rose 4%, or $14 million, broadcast rights amortization increased 3%, or $10 million, and television news, sales and promotion expenses rose 4%, or $4 million. These increases were offset by a 95%, or $73 million, decline in amortization expense, an 18%, or $3 million, decline in radio group expenses and a 17%, or $6 million, decrease in general and administrative expenses.

        Broadcasting and entertainment reported $1 million in restructuring charges in 2002 and $7 million in 2001 (see discussion in "Restructuring Charges" section above).

Equity Results

				Change
(In millions)	2003	2002	2001	03-02	02-01
Net income (loss) on equity investments	$6	$(41)	$(61)	*	-	33%

*
Not meaningful

        Equity income totaled $6 million in 2003, compared to a loss of $41 million in 2002. The 2002 loss included two one-time charges related to CareerBuilder. In the first quarter of 2002, the Company recorded its $7.5 million share of a restructuring charge for CareerBuilder. In the third quarter of 2002, there was a one-time charge for Tribune's $18 million share of CareerBuilder's tax liability resulting from its conversion to a limited liability company in Sept. 2002. Equity income for 2003 reflects the recognition of equity income from TV Food Network.

        Net loss on equity investments decreased 33% to $41 million in 2002 from $61 million in 2001 due to improvements at The WB Network and Classified Ventures, partially offset by higher losses at CareerBuilder due to the one-time charges discussed in the preceding paragraph. Due to the adoption of FAS No. 142 by the Company's equity method investees, the net loss on equity investments decreased by $11 million in 2002. On Oct. 2, 2002, Gannett Co., Inc. acquired a one-third interest in CareerBuilder, joining Knight-Ridder, Inc. and the Company as an equal owner.

        See Note 6 to the Company's consolidated financial statements in Item 8 for discussion of the Company's investments in TMCT I and TMCT II which involve agreements with two of the Company's largest shareholders, Chandler Trust No. 1 and Chandler Trust No. 2.

Interest Income and Expense

				Change
(In millions)	2003	2002	2001	03-02		02-01
Interest income	$6	$9	$9	-	31%		—
Interest expense	(198)	(213)	(255)	-	7%	-	16%

Net interest expense	$(192)	$(204)	$(246)	-	6%	-	17%

        Interest income decreased to $6 million in 2003, from $9 million in 2002. Interest income remained flat at $9 million in 2002 as compared to 2001.

        Interest expense decreased 7% in 2003 primarily due to a reduction in outstanding debt. Interest expense decreased 16% in 2002 primarily due to lower outstanding debt and interest rates. Excluding the PHONES, the average debt level was $2.3 billion in 2003, $3.0 billion in 2002 and $3.5 billion in 2001. Including the PHONES, average debt levels were $2.8 billion in 2003, $3.5 billion in 2002 and $4.3 billion in 2001. Excluding the PHONES, outstanding debt was $2.0 billion at year-end 2003, $2.7 billion at year-end 2002 and $3.4 billion at year-end 2001. Including the PHONES, outstanding debt was $2.5 billion at year-end 2003, $3.3 billion at year-end 2002 and $4.1 billion at year-end 2001.

Other

        Corporate expenses for 2003, 2002 and 2001 were as follows:

				Change
(In millions)	2003	2002	2001	03-02		02-01
Corporate expenses before restructuring charges	$(53)	$(46)	$(42)	+	17%	+	10%
Restructuring charges	—	(1)	(2)		*	-	38%

Corporate expenses	$(53)	$(47)	$(44)	+	14%	+	8%

*
Not meaningful

        Corporate expenses increased 14%, or $6 million, in 2003 compared to 2002. Before restructuring charges, corporate expenses in 2003 were up 17%, or $7 million, mainly due to higher compensation and benefits expense. Corporate expenses increased 8%, or $3 million, in 2002 compared to 2001. Before restructuring charges, corporate expenses in 2002 were up 10%, or $4 million, primarily as a result of the restoration of management bonuses.

        The effective tax rate in 2003 was 37.0%, compared with a rate of 35.3% in 2002. The Company reduced its income tax expense and liabilities by a total of $25 million in 2003 and $35 million in 2002 as a result of favorably resolving certain state and federal income tax issues. The effective tax rate was 58.7% in 2001. The decrease from 2001 to 2002 was due to the elimination of the impact of amortization of intangibles resulting from the adoption of FAS No. 142 and the $35 million adjustment related to the favorable resolutions of certain state and federal income tax issues in 2002.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by operations was $1.2 billion in 2003, up from $897 million in 2002 due to higher net income. The Company expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and stock.

        Net cash used for investments totaled $234 million in 2003 compared with $192 million in 2002. The Company spent $194 million for capital expenditures and $238 million in cash for acquisitions during 2003. The Company classifies capital expenditures that provide a rate of return on investment above an internally set minimum rate as growth expenditures. The Company spent $55 million and $139 million on growth and maintenance expenditures, respectively, in 2003. The 2003 maintenance expenditures included the cost of upgrading the Company television stations to digital. In addition, the Company spent $26 million for investments. In 2003, cash proceeds of $223 million were received by the Company in connection with the sale of investments and subsidiaries.

        Net cash used for financing activities was $783 million in 2003 and included repayments of long-term debt, payments of dividends and purchases of treasury stock, partially offset by proceeds from sales of stock to employees. The Company repaid $427 million of long-term debt in 2003. During 2003, the Company repurchased 7.5 million shares of its common stock in the open market for $356 million. At Dec. 28, 2003, the Company had authorization from its Board of Directors to repurchase $1.3 billion of its common stock. Dividends paid on common and preferred shares totaled $161 million in 2003. Quarterly dividends per share on common stock remained flat at $.11 in 2003.

        The Company has revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.2 billion. Borrowings of up to $600 million under the revolving credit agreement, which expires in March 2004, would be at a rate equal to LIBOR plus 0.35%. Borrowings on an additional $600 million under the revolving credit agreement, which expires in December 2005, would be at a rate equal to LIBOR plus 0.25%. The revolving credit agreement allows the Company to elect one-month to twelve-month LIBOR rates, based on the term of the borrowing. At Dec. 28, 2003, LIBOR ranged from 1.14% to 1.48%. At Dec. 28, 2003, no amounts were borrowed under these revolving credit agreements. The Company has no financial or materially restrictive covenants related to any of its credit facilities.

        The Company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. The Company's commercial paper is rated "A-1", "P-2" and "F-2" by Standard & Poor's, Moody's Investors Services ("Moody's") and Fitch Ratings ("Fitch"), respectively. The Company's senior unsecured long-term debt was rated "A" by Standard & Poor's, "A3" by Moody's and "A" by Fitch.

        The notes issued by the Employee Stock Ownership Plan ("ESOP") matured on Dec. 16, 2003 and were fully repaid. The notes were unconditionally guaranteed by the Company as to payment of principal and interest (see Notes 8 and 15 to the Company's consolidated financial statements in Item 8). Therefore, the unpaid balance of these borrowings was reflected in the accompanying consolidated balance sheet as "long-term debt due within one year" at Dec. 29, 2002.

        The table below presents long-term debt maturities, required payments under contractual agreements for broadcast rights recorded in the consolidated balance sheets and future minimum lease payments to be made under non-cancelable operating leases as of Dec. 28, 2003 (in thousands):

Fiscal Year	Long-term Debt	Broadcast Rights Contracts Payable(1)	Future Minimum Lease Payments	Total(2)
2004	$193,413	$311,841	$53,574	$558,828
2005	705,910	211,961	43,321	961,192
2006	308,564	146,555	37,037	492,156
2007	16,796	69,331	33,237	119,364
2008	280,375	37,142	30,563	348,080
Thereafter	1,038,384	71,843	70,357	1,180,584

Total	$2,543,442	$848,673	$268,089	$3,660,204

(1)
The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not included in the financial statements (see Note 11 to the Company's consolidated financial statements in Item 8) or in the table above. These commitments totaled $370 million at Dec. 28, 2003. Payments for broadcast rights generally commence when the programs become available for broadcast.

(2)
The Company had commitments totaling $267 million at Dec. 28, 2003 related to the purchase of inventory, property, plant and equipment and talent contracts. In addition, the Company has a commitment to purchase 450,000 metric tons of newsprint each year over the next four years at prevailing market prices at the time of purchase (See Note 11 to the Company's consolidated financial statements in Item 8). These commitments are not reflected in the table above.

        During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the IRS has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror's 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company's federal and state income tax liability would be approximately $600 million, plus interest. As of Dec. 28, 2003, the interest on the proposed taxes would be approximately $272 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. A tax reserve of $180 million, plus $56 million of interest, relating to these transactions is included in "other obligations" on the consolidated balance sheets.

        The Company reduced its income tax expense and liabilities by a total of $25 million in 2003 and $35 million in 2002 as a result of favorably resolving certain federal and state income tax issues.

        The resolutions of the Company's tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than what has been provided by the Company.

Off-Balance Sheet Arrangements—Off-balance sheet arrangements as defined by the Securities and Exchange Commission include the following four items: obligations under certain guarantees or contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interests. The Company has not entered into any material arrangements, which would fall under the four types of off-balance sheet arrangements, as defined by the Securities and Exchange Commission, which would be reasonably likely to have a current or future material effect on the

Company's financial condition, revenues or expenses, results of operations, liquidity or capital expenditures.

Capital Spending—The Company plans capital expenditures (not including business acquisitions) of about $220 million for 2004. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. It is expected that 2004 capital expenditures will be funded from cash flow generated from operations.

Effects of Inflation—The Consumer Price Index, a widely used measure of the impact of changing prices, has increased only moderately in recent years, up between 2% and 3% each year since 1991. This level of inflation has not impacted the Company's operations significantly, nor have historically higher inflation levels that prevailed prior to 1991. The principle effect of inflation on the Company's operating results is to increase costs. Subject to normal competitive conditions, the Company generally has demonstrated an ability to raise sales prices to offset these cost increases.

Outlook—Consolidated revenues for 2004 are expected to grow about 6%, including about 1% from new publications, and will continue to be affected by many factors, including changes in national and local economic conditions, consumer confidence, job creation and unemployment rates. Consolidated operating expenses for 2004 are expected to be up approximately 5.5% due to higher expenses for retirement and medical plans, newsprint and the impact of new publications. Equity income is projected to be somewhat higher than 2003. Interest expense is expected to be down slightly from 2003 due to a lower average debt level. The effective income tax rate for 2004 is expected to be approximately 39%.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk—All of the Company's borrowings are denominated in U.S. dollars. The Company's policy is to manage interest rate risk by issuing long-term debt and medium-term notes at fixed interest rates and short-term promissory notes.

        Information pertaining to the Company's debt at Dec. 28, 2003 is shown in the table below (in thousands).

Maturities	Fixed Rate Debt	Weighted Avg. Interest Rate	Variable Rate Debt	Weighted Avg. Interest Rate	Total Debt
2004(1)(2)	$707,185	4.8%	—	—	$707,185
2005	192,138	6.2%	—	—	192,138
2006	308,564	6.8%	—	—	308,564
2007	16,796	7.7%	—	—	16,796
2008	280,375	5.8%	—	—	280,375
Thereafter(3)	1,038,384	4.4%	—	—	1,038,384

Total at Dec. 28, 2003	$2,543,442		—		$2,543,442

Fair Value at Dec. 28, 2003(4)	$2,824,600		—		$2,824,600

(1)
Includes $243 million related to the Company's 6.61% Debentures and $271 million related to the 2% PHONES which were classified as long-term and treated as maturing in 2005 for financial statement presentation purposes because of the Company's ability and intent to refinance these securities, on a long-term basis, if put to the Company in 2004. See Note 8 to the Company's consolidated financial statements in Item 8 for further discussion.

(2)
Includes $13 million of capitalized real estate obligation (fixed rate debt). See Note 8 to the Company's consolidated financial statements in Item 8 for further discussion.

(3)
Includes $264 million related to the Company's 2% PHONES, due 2029. At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or $157 per PHONES. Interest on the debentures is paid quarterly at an annual rate of 2%. The Company also records non-cash interest expense on the discounted debt component of the PHONES. See Note 8 to the Company's consolidated financial statements in Item 8 for further discussion.

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

        Information pertaining to the Company's debt at Dec. 29, 2002 is shown in the table below (in thousands).

Maturities	Fixed Rate Debt	Weighted Avg. Interest Rate	Variable Rate Debt	Weighted Avg. Interest Rate	Total Debt
2003(1)(2)	$294,406	3.7%	$348,529	1.5%	$642,935
2004	193,403	6.5%	—	—	193,403
2005	192,102	6.2%	—	—	192,102
2006	308,564	6.8%	—	—	308,564
2007	16,796	7.7%	—	—	16,796
Thereafter(3)	1,919,270	4.7%	—	—	1,919,270

Total at Dec. 29, 2002	$2,924,541		$348,529		$3,273,070

Fair Value at Dec. 29, 2002(4)	$3,240,123		$348,529		$3,588,652

(1)
Includes $59 million related to the Company's medium-term notes (fixed rate debt), $349 million related to the Company's commercial paper (variable rate debt) and $189 million related to the 2% PHONES (fixed rate debt). These amounts were classified as long-term and treated as maturing in 2005 for financial statement presentation purposes because of the Company's ability and intent to refinance these securities, on a long-term basis, as the medium-term notes and commercial paper matured in 2003 or, in the case of the 2% PHONES, if put to the Company in 2003. See Note 8 to the Company's consolidated financial statements in Item 8 for further discussion.

(2)
Includes $34 million of ESOP notes and $12 million of capitalized real estate obligation (both fixed rate debt). See Note 8 to the Company's consolidated financial statements in Item 8 for further discussion.

(3)
Includes $334 million related to the Company's 2% PHONES, due 2029. At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or $157 per PHONES. Interest on the debentures is paid quarterly at an annual rate of 2%. The Company also records non-cash interest expense on the discounted debt component of the PHONES. See Note 8 to the Company's consolidated financial statements in Item 8 for further discussion.

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

Equity Price Risk

Available-For-Sale Securities—The Company has common stock investments in several publicly traded companies that are subject to market price volatility. Except for 16.0 million shares of Time Warner common stock (see discussion below), these investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in the accumulated other comprehensive income component of shareholders' equity.

2003—The following analysis presents the hypothetical change at Dec. 28, 2003 in the fair value of the Company's common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock's price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price					Valuation of Investments Assuming Indicated Increase in Each Stock's Price
				Dec. 28, 2003 Fair Value
(In thousands)	-30%	-20%	-10%			+10%	+20%	+30%
Common stock investments in public companies	$41,318	$47,220	$53,123	$59,025	(1)	$64,928	$70,830	$76,733

(1)
Includes approximately 3.3 million shares of Time Warner common stock valued at $58,469. Excludes 16.0 million shares of Time Warner common stock. See discussion below in "Derivatives and Related Trading Securities."

        During the last 12 quarters preceding Dec. 28, 2003, market price movements caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in eight of the quarters, by 20% or more in five of the quarters and by 30% or more in three of the quarters.

2002—The following analysis presents the hypothetical change at Dec. 29, 2002 in the fair value of the Company's common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock's price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price					Valuation of Investments Assuming Indicated Increase in Each Stock's Price
				Dec. 29, 2002 Fair Value
(In thousands)	-30%	-20%	-10%			+10%	+20%	+30%
Common stock investments in public companies	$35,009	$40,010	$45,012	$50,013	(1)	$55,014	$60,016	$65,017

(1)
Includes approximately 3.6 million shares of Time Warner common stock valued at $44,926. Excludes 16.0 million shares of Time Warner common stock. See discussion below in "Derivatives and Related Trading Securities."

        During the last 12 quarters preceding Dec. 29, 2002, market price movements caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in nine of the quarters, by 20% or more in six of the quarters and by 30% or more in four of the quarters.

Derivatives and Related Trading Securities—The Company issued 8.0 million PHONES in April 1999 indexed to the value of its investment in 16.0 million shares of Time Warner common stock (see Note 8 to the Company's consolidated financial statements in Item 8). Beginning in the second quarter of 1999, this investment in Time Warner was classified as a trading security, and changes in its fair value, net of the changes in the fair value of the related derivative component of the PHONES, are recorded in the statement of income.

        At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or $157 per PHONES. At Dec. 28, 2003 and Dec. 29, 2002, the PHONES carrying value was approximately $535.3 million and $523.4 million, respectively. Since the issuance of the PHONES in April 1999, changes in the fair value of the derivative component of the PHONES have partially offset changes in the fair value of the related Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES and the related Time Warner shares.

2003—The following analysis presents the hypothetical change at Dec. 28, 2003, in the fair value of the Company's 16.0 million shares of Time Warner common stock related to the PHONES assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock's price.

	Valuation of Investment Assuming Indicated Decrease in Stock Price				Valuation of Investment Assuming Indicated Increase in Stock Price
				Dec. 28, 2003 Fair Value
(In thousands)	-30%	-20%	-10%		+10%	+20%	+30%
Time Warner common stock	$199,808	$228,352	$256,896	$285,440	$313,984	$342,528	$371,072

        During the last 12 quarters preceding Dec. 28, 2003, market price movements have caused the fair value of the Company's 16.0 million shares in Time Warner common stock to change by 10% or more in eight of the quarters, by 20% or more in five of the quarters and by 30% or more in four of the quarters.

2002—The following analysis presents the hypothetical change at Dec. 29, 2002, in the fair value of the Company's 16.0 million shares of Time Warner common stock related to the PHONES assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock's price.

	Valuation of Investment Assuming Indicated Decrease in Stock Price				Valuation of Investment Assuming Indicated Increase in Stock Price
				Dec. 29, 2002 Fair Value
(In thousands)	-30%	-20%	-10%		+10%	+20%	+30%
Time Warner common stock	$139,328	$159,232	$179,136	$199,040	$218,944	$238,848	$258,752

        During the last 12 quarters preceding Dec. 29, 2002, market price movements have caused the fair value of the Company's 16.0 million shares in Time Warner common stock to change by 10% or more in 11 of the quarters, by 20% or more in seven of the quarters and by 30% or more in five of the quarters.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

*
All other schedules required under Regulation S-X are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Shareholders of Tribune Company:

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tribune Company and its subsidiaries at December 28, 2003 and December 29, 2002, and the results of their operations and their cash flows for each of the three years in the period ended December 28, 2003 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 5 to the consolidated financial statements, on December 31, 2001, the Company changed the manner in which it accounts for goodwill and other intangible assets.

PricewaterhouseCoopers LLP
Chicago, Illinois
January 28, 2004

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS

Financial Statements—Management is responsible for the preparation, integrity and fair presentation of the Company's consolidated financial statements and related financial information included in this Annual Report on Form 10-K to shareholders. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States and necessarily include certain amounts that are based on management's best estimates and judgments.

        The consolidated financial statements were audited by PricewaterhouseCoopers LLP, independent auditors, and their report is shown on page 50. PricewaterhouseCoopers LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. The Company believes that all representations made to the independent auditors during their audits were valid and appropriate.

Internal Control System—Management is also responsible for establishing and maintaining a system of internal controls, designed to provide reasonable assurance to the Company's management and Board of Directors regarding the preparation of reliable published financial statements. The system of internal controls is continually reviewed for its effectiveness and is augmented by written policies and procedures, the careful selection and training of qualified personnel and a program of internal audit. Each year, the Company's independent auditors conduct a review of internal accounting controls to the extent required by auditing standards generally accepted in the United States and perform such tests and related procedures as they deem necessary to arrive at an opinion on the fairness of the financial statements.

        The Audit Committee of the Board of Directors is responsible for reviewing and monitoring the Company's financial reporting and accounting practices. The Audit Committee consists of four independent directors. The Committee meets with representatives of management, the independent auditors and internal auditors to discuss financial reporting, accounting and internal control matters. PricewaterhouseCoopers LLP and the internal auditors have direct access to the Audit Committee.

Dennis J. FitzSimons Chairman, President and Chief Executive Officer	Donald C. Grenesko Senior Vice President/Finance and Administration

(This page has been left blank intentionally.)

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

	Year Ended
	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001
Operating Revenues
Publishing
Advertising	$3,109,969	$3,024,198	$3,005,930
Circulation	661,897	669,471	662,377
Other	265,054	246,809	235,124

Total	4,036,920	3,940,478	3,903,431
Broadcasting and entertainment	1,557,909	1,443,950	1,349,935

Total operating revenues	5,594,829	5,384,428	5,253,366
Operating Expenses
Cost of sales (exclusive of items shown below)	2,635,538	2,564,526	2,693,313
Selling, general and administrative	1,370,431	1,320,863	1,315,958
Depreciation	214,250	212,879	200,829
Amortization of intangible assets (Note 5)	14,136	10,375	241,037
Restructuring charges (Note 3)	—	27,253	151,892

Total operating expenses	4,234,355	4,135,896	4,603,029

Operating Profit	1,360,474	1,248,532	650,337
Net income (loss) on equity investments	5,590	(40,875)	(60,813)
Interest income	6,048	8,818	8,853
Interest expense	(198,123)	(213,309)	(254,521)
Gain (loss) on change in fair values of derivatives and related investments	84,066	(161,228)	(5,915)
Gain on sales of subsidiaries and investments	147,507	106,216	74,896
Loss on investment write-downs	(9,764)	(18,347)	(145,581)
Gain on insurance recoveries	22,291	—	—
Other non-operating gain (loss)	(2,853)	10,148	1,695

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	1,415,236	939,955	268,951
Income taxes	(523,857)	(331,376)	(157,815)

Income Before Cumulative Effect of Change in Accounting Principle	891,379	608,579	111,136
Cumulative effect of change in accounting principle, net of tax (Note 5)	—	(165,587)	—

Net Income	891,379	442,992	111,136
Preferred dividends, net of tax	(24,441)	(25,130)	(26,800)

Net Income Attributable to Common Shares	$866,938	$417,862	$84,336

Earnings Per Share (Note 1)
Basic:
Before cumulative effect of change in accounting principle	$2.78	$1.93	$.28
Cumulative effect of accounting change, net	—	(.55)	—

Net income	$2.78	$1.38	$.28

Diluted:
Before cumulative effect of change in accounting principle	$2.61	$1.80	$.28
Cumulative effect of accounting change, net	—	(.50)	—

Net income	$2.61	$1.30	$.28

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)

	Dec. 28, 2003	Dec. 29, 2002
Assets
Current Assets
Cash and cash equivalents	$247,603	$105,931
Accounts receivable (net of allowances of $49,468 and $67,368)	867,145	813,626
Inventories	46,109	47,462
Broadcast rights (net of allowances of $11,907 and $2,792)	290,442	302,764
Deferred income taxes	99,921	149,570
Prepaid expenses and other	53,945	80,623

Total current assets	1,605,165	1,499,976
Properties
Machinery, equipment and furniture	2,309,020	2,223,075
Buildings and leasehold improvements	949,062	919,945

	3,258,082	3,143,020
Accumulated depreciation	(1,726,271)	(1,586,497)

	1,531,811	1,556,523
Land	137,165	130,346
Construction in progress	118,927	112,757

Net properties	1,787,903	1,799,626
Other Assets
Broadcast rights (net of allowances of $4,440 and $16,996)	359,039	413,857
Goodwill	5,480,291	5,320,139
Other intangible assets, net	3,152,325	2,992,652
Time Warner stock related to PHONES debt	285,440	199,040
Other investments	555,434	700,582
Prepaid pension costs	892,414	864,626
Other	162,141	183,550

Total other assets	10,887,084	10,674,446

Total assets	$14,280,152	$13,974,048

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)

	Dec. 28, 2003	Dec. 29, 2002
Liabilities and Shareholders' Equity
Current Liabilities
Long-term debt due within one year	$193,413	$46,368
Accounts payable	188,980	192,098
Employee compensation and benefits	189,760	208,551
Contracts payable for broadcast rights	311,841	334,545
Deferred income	91,576	87,962
Other	288,311	284,452

Total current liabilities	1,263,881	1,153,976
Long-Term Debt
PHONES debt related to Time Warner stock	535,280	523,440
Other long-term debt (less portions due within one year)	1,814,749	2,703,262
Other Non-Current Liabilities
Deferred income taxes	2,237,020	1,976,812
Contracts payable for broadcast rights	536,832	578,034
Deferred compensation and benefits	390,419	385,181
Other obligations	454,517	513,243

Total other non-current liabilities	3,618,788	3,453,270
Commitments and Contingent Liabilities (Note 11)	—	—
Shareholders' Equity
Series B convertible preferred stock (without par value) Authorized: 1,600,000 shares; Issued and outstanding: 1,037,376 shares in 2002 (liquidation value $220 per share)	—	227,408
Series C convertible preferred stock Authorized: 900,000 shares; Issued and outstanding: 88,519 shares (net of 354,077 treasury shares) (liquidation value $500 per share)	44,260	44,260
Series D-1 convertible preferred stock Authorized: 400,000 shares; Issued and outstanding: 76,194 shares (net of 304,778 treasury shares) (liquidation value $500 per share)	38,097	38,097
Series D-2 convertible preferred stock Authorized: 300,000 shares; Issued and outstanding: 49,020 shares (net of 196,080 treasury shares) (liquidation value $500 per share)	24,510	24,510
Common stock ($0.01 par value) Authorized: 1,400,000,000 shares; 412,370,664 shares issued in 2003 and 536,886,513 shares issued in 2002	2,493	3,116
Additional paid-in capital	6,921,991	8,339,389
Retained earnings	3,008,460	4,516,291
Treasury common stock (at cost) 84,073,087 shares in 2003 and 230,977,733 shares in 2002	(3,025,203)	(7,047,670)
Unearned compensation related to ESOP	—	(33,772)
Accumulated other comprehensive income	32,846	28,471

Total shareholders' equity	7,047,454	6,140,100

Total liabilities and shareholders' equity	$14,280,152	$13,974,048

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

(In thousands, except per share data)

			Accumulated Other Comprehensive Income	Convertible Preferred Stock
		Retained Earnings
	Total			Series B	Series C(1)	Series D-1(1)	Series D-2(1)
Balance at Dec. 31, 2000	$5,885,916	$4,278,464	$135,771	$265,790	$44,260	$38,097	$24,510
Comprehensive income:
Net income	111,136	111,136	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	(60,459)	—	(60,459)	—	—	—	—
Change in interest rate and newsprint swaps, net	(1,348)	—	(1,348)	—	—	—	—
Change in minimum pension liability, net	(1,606)	—	(1,606)	—	—	—	—

Comprehensive income	47,723	—	—	—	—	—	—
Dividends declared:
Common ($.44 per share)	(131,333)	(131,333)	—	—	—	—	—
Series B preferred ($17.05 per share)	(20,679)	(20,679)	—	—	—	—	—
Series C, D-1 and D-2 preferred	(8,056)	(8,056)	—	—	—	—	—
Tax benefit on dividends paid to the ESOP(2)	1,935	1,935	—	—	—	—	—
Redemptions of convertible preferred stock	—	—	—	(15,644)	—	—	—
Shares issued under option and stock plans	146,400	—	—	—	—	—	—
Tax benefit on stock options exercised	26,005	—	—	—	—	—	—
Shares tendered as payment for options exercised	(63,125)	—	—	—	—	—	—
Purchases of treasury stock	(264,880)	—	—	—	—	—	—
Repayment of ESOP debt	31,262	—	—	—	—	—	—

Balance at Dec. 30, 2001	$5,651,168	$4,231,467	$72,358	$250,146	$44,260	$38,097	$24,510
Comprehensive income:
Net income	442,992	442,992	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	(55,972)	—	(55,972)	—	—	—	—
Change in interest rate and newsprint swaps, net	13,644	—	13,644	—	—	—	—
Change in minimum pension liability, net	(1,559)	—	(1,559)	—	—	—	—

Comprehensive income	399,105	—	—	—	—	—	—
Dividends declared:
Common ($.44 per share)	(133,038)	(133,038)	—	—	—	—	—
Series B preferred ($17.05 per share)	(18,010)	(18,010)	—	—	—	—	—
Series C, D-1 and D-2 preferred	(8,189)	(8,189)	—	—	—	—	—
Tax benefit on dividends paid to the ESOP(2)	1,069	1,069	—	—	—	—	—
Redemptions of convertible preferred stock	—	—	—	(22,738)	—	—	—
Conversions of LYONs debt securities	8,868	—	—	—	—	—	—
Shares issued under option and stock plans	346,468	—	—	—	—	—	—
Tax benefit on stock options exercised	52,413	—	—	—	—	—	—
Shares tendered as payment for options exercised	(160,088)	—	—	—	—	—	—
Purchases of treasury stock	(32,149)	—	—	—	—	—	—
Repayment of ESOP debt	32,483	—	—	—	—	—	—

Balance at Dec. 29, 2002	$6,140,100	$4,516,291	$28,471	$227,408	$44,260	$38,097	$24,510
Comprehensive income:
Net income	891,379	891,379	—	—	—	—	—
Other comprehensive income:
Change in unrealized loss on securities, net	7,557	—	7,557	—	—	—	—
Change in interest rate swaps, net	(1,535)	—	(1,535)	—	—	—	—
Change in minimum pension liability, net	(1,753)	—	(1,753)	—	—	—	—
Change in foreign currency translation adjustment, net	106	—	106	—	—	—	—

Comprehensive income	895,754	—	—	—	—	—	—
Dividends declared:
Common ($.44 per share)	(136,601)	(136,601)	—	—	—	—	—
Series B preferred ($17.05 per share)	(16,683)	(16,683)	—	—	—	—	—
Series C, D-1 and D-2 preferred	(8,252)	(8,252)	—	—	—	—	—
Tax benefit on dividends paid to the ESOP(2)	494	494	—	—	—	—	—
Redemptions of convertible preferred stock	—	—	—	(227,408)	—	—	—
Conversions of LYONs debt securities	277,740	—	—	—	—	—	—
Shares issued under option and stock plans	330,101	—	—	—	—	—	—
Tax benefit on stock options exercised	52,723	—	—	—	—	—	—
Shares tendered as payment for options exercised	(163,178)	—	—	—	—	—	—
Purchases of treasury stock	(332,886)	—	—	—	—	—	—
Purchases and retirement of common stock	(25,630)	(19,391)	—	—	—	—	—
Retirement of treasury stock	—	(2,218,777)	—	—	—	—	—
Repayment of ESOP debt	33,772	—	—	—	—	—	—

Balance at Dec. 28, 2003	$7,047,454	$3,008,460	$32,846	$—	$44,260	$38,097	$24,510

(1)
Amounts are net of treasury stock.

(2)
Excludes the tax benefit on allocated preferred shares held by the ESOP, which was credited to income tax expense.

See Notes to Consolidated Financial Statements.

Common Stock and Additional Paid-In Capital		Treasury Common Stock		Treasury Common Stock Held by Tribune Stock Compensation Fund
Amount (at cost)	Shares	Amount (at cost)	Shares	Amount (at cost)	Shares	Unearned Compensation (ESOP)
$8,193,951	536,887	$(6,970,703)	(236,728)	$(26,707)	(641)	$(97,517)

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
(7,975)	—	23,619	1,154	—	—	—
(28,574)	—	48,998	2,330	125,976	2,995	—
26,005	—	—	—	—	—	—
—	—	(6,272)	(159)	(56,853)	(1,389)	—
—	—	(214,151)	(5,278)	(50,729)	(1,167)	—
—	—	—	—	—	—	31,262

$8,183,407	536,887	$(7,118,509)	(238,681)	$(8,313)	(202)	$(66,255)

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
(13,350)	—	36,088	1,665	—	—	—
4,082	—	4,786	219	—	—	—
115,953	—	220,908	10,104	9,607	237	—
52,413	—	—	—	—	—	—
—	—	(158,794)	(3,506)	(1,294)	(35)	—
—	—	(32,149)	(779)	—	—	—
—	—	—	—	—	—	32,483

$8,342,505	536,887	$(7,047,670)	(230,978)	$—	—	$(33,772)

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
(179,778)	—	407,186	16,598	—	—	—
117,565	—	160,175	6,964	—	—	—
93,073	39	209,979	9,068	27,049	583	—
52,723	—	—	—	—	—	—
—	—	(156,623)	(3,211)	(6,555)	(135)	—
—	—	(312,392)	(6,552)	(20,494)	(448)	—
(6,239)	(518)	—	—	—	—	—
(1,495,365)	(124,038)	3,714,142	124,038	—	—	—
—	—	—	—	—	—	33,772

$6,924,484	412,370	$(3,025,203)	(84,073)	$—	—	$—

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Year Ended
	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001
Operations
Net income	$891,379	$442,992	$111,136
Adjustments to reconcile net income to net cash provided by operations:
(Gain)/loss on change in fair values of derivatives and related investments	(84,066)	161,228	5,915
Gain on sales of subsidiaries and investments	(147,507)	(106,216)	(74,896)
Loss on investment write-downs and other	9,764	18,347	145,581
Gain on insurance recoveries	(22,291)	—	—
Other non-operating (gain)/loss	2,853	(10,148)	(1,695)
Cumulative effect of accounting change, net of tax	—	165,587	—
Depreciation	214,250	212,879	200,829
Amortization of intangible assets	14,136	10,375	241,037
Net (income)/loss on equity investments	(5,590)	40,875	60,813
Deferred income taxes	252,500	92,456	61,190
Tax benefit on stock options exercised	52,723	52,413	26,005
Changes in working capital items excluding effects from acquisitions and dispositions:
Accounts receivable	(38,725)	(88,433)	77,004
Inventories, prepaid expenses and other current assets	1,084	(11,430)	(48,682)
Accounts payable, employee compensation and benefits, deferred income and accrued liabilities	(46,038)	(30,641)	(136,344)
Income taxes	58,093	(34,047)	16,018
Change in broadcast rights, net of liabilities	(19,417)	31,641	13,332
Change in prepaid pension costs	(27,788)	(56,586)	(8,132)
Other, net	53,319	5,467	64,464

Net cash provided by operations	1,158,679	896,759	753,575

Investments
Capital expenditures	(193,535)	(186,737)	(266,355)
Acquisitions	(237,511)	(37,551)	(229,050)
Investments	(25,735)	(39,932)	(141,179)
Proceeds from sale of discontinued operations, net of tax	—	—	22,163
Proceeds from sales of subsidiaries and investments	223,004	66,415	105,282
Other, net	—	5,899	2,892

Net cash used for investments	(233,777)	(191,906)	(506,247)

Financing
Proceeds from issuance of long-term debt	—	—	394,149
Repayments of long-term debt	(427,284)	(634,917)	(351,698)
Sales of common stock to employees, net	163,613	159,593	83,282
Purchases of treasury common stock related to the ESOP	—	(31,401)	(32,141)
Purchases of treasury common stock by Tribune Stock Compensation Fund	(20,494)	—	(50,729)
Other purchases of common stock	(338,023)	(748)	(182,010)
Dividends	(161,042)	(157,285)	(158,133)

Net cash used for financing	(783,230)	(664,758)	(297,280)

Net Increase (Decrease) in Cash and Cash Equivalents	141,672	40,095	(49,952)
Cash and cash equivalents, beginning of year	105,931	65,836	115,788

Cash and cash equivalents, end of year	$247,603	$105,931	$65,836

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

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations—The Company is a media and entertainment company. Through its subsidiaries, the Company is engaged in newspaper publishing, television and radio broadcasting and entertainment.

Fiscal Year—The Company's fiscal year ends on the last Sunday in December. Fiscal years 2003, 2002 and 2001 each comprised 52 weeks.

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

Revenue Recognition—The Company's primary sources of revenue are from the sales of advertising space in published issues of its newspapers and on interactive websites owned by, or affiliated with, the Company; sales of newspapers to distributors and individual subscribers; and sales of airtime on its television and radio stations. Newspaper advertising revenue is recorded, net of agency commissions, when advertisements are published in newspapers. Website advertising revenue is recognized ratably over the contract period or as services are delivered, as appropriate. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Broadcast revenue is recorded, net of agency commissions, when commercials are aired.

Use of Estimates—The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Cash and Cash Equivalents—Cash and cash equivalents are stated at cost, which approximates market value. Investments with original maturities of three months or less at the time of purchase are considered to be cash equivalents.

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

Broadcast Rights—Broadcast rights consist principally of rights to broadcast syndicated programs, sports and feature films and are stated at the lower of cost or estimated net realizable value. The total cost of these rights is recorded as an asset and a liability when the program becomes available for broadcast. Syndicated program rights that have limited showings are generally amortized using an accelerated method as programs are aired. Sports and feature film rights are amortized using the straight-line method. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year.

Properties—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: 10 to 40 years for buildings, 7 to 20 years for newspaper printing presses and 3 to 10 years for all other equipment. The Company capitalizes interest costs as part of the cost of constructing major facilities and equipment.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 5. At the beginning of the 2002 fiscal year, the Company adopted FAS No. 142 "Goodwill and Other Intangible Assets," which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. Under FAS No. 142, the impairment review of goodwill and other intangible assets not subject to amortization must be based on fair values. The estimated fair values subject to the impairment review, which included goodwill, newspaper mastheads, FCC licenses and television network affiliation agreements, were calculated as of Dec. 28, 2003, Dec. 29, 2002 and Dec. 31, 2001 based on projected future discounted cash flow analyses. As a result of initially applying the new impairment provisions of FAS No. 142, the Company recorded a pretax charge of $271 million ($166 million after-tax, or $.50 per diluted share) in the first quarter of 2002. The charge related to certain of the Company's newspaper mastheads ($226 million), a Federal Communications Commission ("FCC") license ($43 million) and a television network affiliation agreement ($2 million), and is presented as the cumulative effect of a change in accounting principle in the Company's consolidated statements of income. The impairments were primarily the result of decreases in operating revenues compared to forecasts prepared at the dates the respective companies were acquired. No adjustments to goodwill and other intangible assets not subject to amortization were required as a result of the impairment review conducted in the fourth quarters of 2003 and 2002.

        Since the adoption of FAS No. 142 at the beginning of fiscal 2002, the Company has treated the intangible assets associated with network affiliation agreements as having indefinite lives and stopped recording amortization expense on these assets. In Dec. 2003, the staff of the Securities and Exchange Commission provided guidance regarding their accounting position in this area indicating that network affiliation agreements should be amortized. As a result, the Company began amortizing these assets in the fourth quarter of 2003 using a 40-year life. The Company believes the 40-year life is representative of the remaining expected useful life of the network affiliation intangibles. The provisions of FAS No. 142 require the Company to perform an impairment analysis at the time of a change in the estimated useful life of an intangible asset which was previously not being amortized. No adjustment to the network affiliation intangible assets was required as a result of this impairment review. In the future, the Company will no longer perform an annual test of the impairment of its network affiliation agreements under FAS No. 142, but will perform an impairment test when indicators of impairment are present, as required by FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Investments—The Company records its investments in debt and equity securities at fair value, except for debt securities that the Company intends to hold to maturity and equity securities that are accounted for under the equity method or that are issued by private companies. Except for 16.0 million Time Warner shares (see "Derivative Instruments" below), investments are currently classified as available-for-sale, and accordingly, the difference between cost and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income component of shareholders' equity.

Derivative Instruments—FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires all derivative instruments to be recorded in the balance sheet at fair value. Changes in the fair value of derivative instruments are either recognized periodically in income or shareholders' equity as a component of comprehensive income, depending on whether the derivative is being used to hedge changes in fair value or cash flows. The provisions of FAS No. 133 affect the Company's accounting for its 8.0 million Exchangeable Subordinated Debentures due 2029 ("PHONES".) These instruments are discussed in Note 8.

        Under the provisions of FAS No. 133, the initial value of the PHONES was split into a debt component and a derivative component. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. Beginning in the second quarter of 1999, changes in the fair value of the related 16.0 million Time Warner shares are also recorded in the statement of income and should at least partially offset changes in the fair value of the derivative component of the PHONES. However, there have been and may continue to be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES and the related Time Warner shares.

        The carrying values of the Company's derivative instruments approximate fair value. The fair values of the PHONES were determined by reference to market values resulting from trading on a national securities exchange.

        The Company assumed several interest rate swap agreements in connection with the Times Mirror acquisition. The interest rate swaps are cash flow hedges and are used to manage exposure to market risk associated with changes in interest rates. The change in fair value of these swap agreements is recorded in the accumulated other comprehensive income component of shareholders' equity. At Dec. 28, 2003, the Company holds one remaining interest rate swap agreement; all other swap agreements assumed in connection with the Times Mirror acquisition have matured. These instruments are discussed in Note 8.

Pension Plans—Retirement benefits are provided to employees through pension plans sponsored either by the Company or by unions. Under the Company-sponsored plans, pension benefits are primarily a function of both the years of service and the level of compensation for a specified number of years, depending on the plan. It is the Company's policy to fund the minimum for Company-sponsored pension plans as required by ERISA. Contributions made to union-sponsored plans are based upon collective bargaining agreements. Additional information is provided in Note 13.

Postretirement Benefits Other than Pensions—The Company provides certain health care and life insurance benefits for retired employees. The expected cost of providing these benefits is accrued over the years that the employees render services. It is the Company's policy to fund postretirement benefits as claims are incurred. Additional information is provided in Note 13.

Self-Insurance—The Company self-insures for certain employee medical and disability income benefits, workers' compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The recorded liabilities for self-insured risks totaled $114 million and $93 million at Dec. 28, 2003 and Dec. 29, 2002, respectively.

Deferred Income—Deferred income arises in the normal course of business from advance subscription payments for newspapers, interactive advertising sales and prepaid ticket revenue related to the Chicago Cubs. Deferred income is recognized in the period it is earned.

Stock-Based Compensation—The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related Interpretations. Under APB No. 25, no compensation expense is recorded because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant. Under FAS No. 123, "Accounting for Stock-Based Compensation," as amended by FAS No. 148, compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as compensation expense over the vesting or service period. Had compensation cost for these plans been determined consistent with FAS No. 123, the Company's full year net income and EPS would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Dec. 28, 2003	Dec. 29, 2002	Dec. 30, 2001
Net income, as reported	$891,379	$442,992	$111,136
Less: total stock-based employee compensation expense, net of tax:
General awards	(56,402)	(46,664)	(40,323)
Replacement options	(15,582)	(10,315)	(11,667)
Merit options	(202)	(24,952)	—
Employee Stock Purchase Plan ("ESPP")	(3,640)	(3,569)	(3,680)

Total compensation expense, net of tax	(75,826)	(85,500)	(55,670)

Pro forma net income	815,553	357,492	55,466
Preferred dividends	(24,441)	(25,130)	(26,800)

Pro forma net income attributable to common shares	$791,112	$332,362	$28,666

Weighted average common shares outstanding	311,295	301,932	298,295
Basic EPS, as reported	$2.78	$1.38	$0.28
Basic EPS, pro forma	$2.54	$1.10	$0.09
Adjusted weighted average common shares outstanding	336,243	332,466	303,980
Diluted EPS, as reported	$2.61	$1.30	$0.28
Diluted EPS, pro forma	$2.38	$1.04	$0.10

        In determining the pro forma compensation cost under the fair value method of FAS No. 123, using the Black-Scholes option pricing model, the following weighted average assumptions were used for general awards and replacement options:

	2003		2002(1)		2001
	General Awards	Replacement Options	General Awards	Replacement Options	General Awards	Replacement Options
Risk-free interest rate	2.8%	1.5%	4.5%	3.0%	5.0%	4.6%
Expected dividend yield	1.0%	1.0%	1.0%	1.0%	1.0%	1.0%
Expected stock price volatility	32.7%	28.7%	31.8%	28.6%	31.3%	37.3%
Expected life (in years)	5	2	5	2	5	2
Weighted average fair value	$13.90	$7.89	$13.51	$7.82	$13.79	$8.90

(1)
The 2002 weighted average assumptions for general awards include merit options.

Income Taxes—The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. Deferred income taxes are provided in recognition of the temporary differences and are summarized in Note 12.

Comprehensive Income—Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under generally accepted accounting principles, are excluded from net income. Other comprehensive income includes primarily gains and losses on marketable securities classified as available-for-sale. The Company's comprehensive income is summarized in Note 16.

New Accounting Standards—In May 2003, the Financial Accounting Standards Board ("FASB") issued FAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity." FAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. The adoption of FAS No. 150 in the fourth quarter of 2003 had no impact on the Company's results of operation or financial position.

        In Jan. 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46") which will be effective for the Company in the first quarter of 2004. FIN 46, as subsequently amended, provides a new accounting model for determining when to consolidate investments that are less than wholly owned. The Company expects to complete this evaluation of FIN 46 in the first quarter of 2004 and does not anticipate that FIN 46 will have a material impact on the Company's results of operations or financial condition.

Earnings Per Share ("EPS")—Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. For 2003 and 2002, diluted EPS was computed based on the assumption that the Series B convertible preferred shares held by the Company's Employee Stock Ownership Plan ("ESOP," see Note 15) and the Liquid Yield Option Notes ("LYONs," see Note 8) were converted into common shares. The Series B convertible preferred shares were converted into approximately 15.4 million shares of common stock in Dec. 2003 and the LYONs were converted into approximately 7.0 million shares of common stock during June, 2003. Therefore, weighted average converted shares for the Series B preferred stock and LYONs were used in the 2003 calculation. In addition, weighted average common shares outstanding were adjusted for the dilutive effect of stock options. The Company's stock options and convertible securities are included in the calculation of diluted EPS only when their effects are dilutive. In the 2003, 2002 and 2001 calculations of diluted EPS, 2.3 million, 2.5 million and 2.8 million shares, respectively, related to the Company's Series C, D-1 and D-2 convertible preferred stocks, and 3.2 million, 4.1 million and 12.3 million shares, respectively, related to the Company's outstanding options, were not included because their effects were antidilutive. In 2001, 7.3 million shares related to the LYONS debt securities and 18.3 million shares related to the Series B convertible preferred stock were not included in the calculation of diluted EPS because their effects were antidilutive.

        The computations of basic and diluted EPS were as follows (in thousands, except per share data):

	2003	2002	2001
Basic EPS:
Net income	$891,379	$442,992	$111,136
Preferred dividends, net of tax	(24,441)	(25,130)	(26,800)

Net income attributable to common shares	$866,938	$417,862	$84,336
Weighted average common shares outstanding	311,295	301,932	298,295

Basic EPS	$2.78	$1.38	$0.28

Diluted EPS:
Net income	$891,379	$442,992	$111,136
Additional ESOP contribution required assuming Series B preferred shares were converted, net of tax	(9,100)	(10,033)	—
Dividends on Series B preferred stock	—	—	(18,744)
Dividends on Series C, D-1 and D-2 preferred stock	(8,252)	(8,189)	(8,056)
LYONs interest expense, net of tax	2,884	6,218	—

Adjusted net income	$876,911	$430,988	$84,336

Weighted average common shares outstanding	311,295	301,932	298,295
Assumed conversion of Series B preferred shares into common shares	15,171	17,132	—
Assumed exercise of stock options, net of common shares assumed repurchased with the proceeds	6,565	6,313	5,685
Assumed conversion of LYONs debt securities	3,212	7,089	—

Adjusted weighted average common shares outstanding	336,243	332,466	303,980

Diluted EPS	$2.61	$1.30	$0.28

NOTE 2: CHANGES IN OPERATIONS AND NON-OPERATING ITEMS

Times Mirror Acquisition—On March 13, 2000, Tribune and Times Mirror announced the signing of a definitive agreement that provided for a merger of Times Mirror into Tribune in a cash and stock transaction. Prior to the merger, Times Mirror published the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The Advocate, Greenwich Time and several smaller newspapers. The merger was effected through a two-step transaction (a cash tender offer followed by a stock for stock merger) for a total purchase price of approximately $8.3 billion, including assumption of debt and preferred stock. This transaction was accounted for as a step acquisition purchase. Tribune has consolidated Times Mirror's results since the cash tender offer closed on April 17, 2000.

        Because the Times Mirror acquisition did not involve the transfer of any broadcast station licenses, FCC approval was not required to complete the transaction. Under the television/newspaper cross-ownership rule in effect at the time of the merger, companies were generally prohibited from owning both a newspaper and a broadcast license in the same market. However, it was also the FCC's policy to permit newly created television/newspaper combinations to be held until the next broadcast license renewal. As such, license renewals for three Tribune television properties KTLA-TV, Los Angeles (renewal in 2006), WPIX-TV, New York (renewal in 2007) and WTIC-TV, Hartford (renewal in 2007) would be affected under the old FCC media ownership rules. On June 2, 2003, the FCC adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rule eliminates the cross-ownership prohibition entirely in markets with nine or more television stations and permits combinations of one newspaper and one television station in markets having between four and eight television stations. Tribune complies with the new rule in each of the five markets where it owns both newspaper and television operations—New York, Los Angeles, Chicago, South Florida and Hartford. The new media ownership rules were scheduled to become effective on Sept. 4, 2003. The United States Court of Appeals for the Third Circuit has stayed the effectiveness of the new media ownership rules pending the outcome of a lawsuit filed with that Court by various public interest groups challenging the new rules. The Company filed a Petition for Review in that proceeding and in Feb. 2004, participated in oral arguments before the Third Circuit. The Company cannot predict with certainty whether the new television/newspaper cross-ownership rules will be affected by the pending litigation. If the new television/newspaper cross-ownership rule is not upheld or if other relief is not granted by the time the licenses are due for renewal, the Company will require waivers to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, Hartford and New York markets. The Company has a temporary waiver, pending the outcome of the same rulemaking proceeding, in connection with its 1997 acquisition of WBZL-TV, Miami, which is considered part of the market served by the South Florida Sun-Sentinel, published in Fort Lauderdale.

Other Acquisitions—The Company completed other acquisitions totaling approximately $275 million in 2003, $162 million in 2002 and $299 million in 2001 for cash and other consideration, including the value of the Denver radio station group assets that were divested in exchange transactions during 2003 and 2002. The results of these operations are included in the consolidated statements of income since their respective dates of acquisition. None of these acquisitions were material in relation to the Company's consolidated financial statements.

        On March 21, 2003, the Company acquired the stock of KPLR-TV, St. Louis, and the assets of KWBP-TV, Portland, Oregon, from ACME Communications for a total of $275 million. The Company acquired the stock of KPLR-TV for $200 million in cash. The acquisition of the assets of KWBP-TV was structured as a like-kind asset exchange for income tax purposes. It was funded with the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM) with an estimated fair market value of $55 million, plus $20 million in cash. The Company has preliminarily allocated $124 million, $42 million and $149 million of the purchase price to FCC licenses, network affiliations and goodwill, respectively. The purchase price allocation is expected to be finalized during the first quarter of 2004 after completing the valuation of the tangible and intangible assets acquired.

        On Aug. 1, 2002, the Company acquired Chicago magazine from Primedia, Inc. for $35 million in cash. Chicago magazine, a monthly publication, serves as a reference guide for entertainment, dining, shopping and real estate for the Chicagoland area.

        On July 24, 2002, the Company transferred certain assets of the Denver radio station group (KOSI-FM and KEZW-AM) with a value of $125 million to Entercom Communications Corp. ("Entercom") in exchange for the assets of WTTV-TV, Indianapolis, and its satellite station, WTTK-TV in Kokomo, Indiana, which Entercom acquired from Sinclair Broadcast Group for $125 million. The transactions were structured as a like-kind asset exchange for income tax purposes. The divestiture of the Denver radio station group assets was accounted for as a sale, and the acquisition of WTTV-TV and WTTK-TV was recorded as a purchase. In the third quarter of 2002, the Company recorded a pretax gain of $108 million ($66 million after-tax) on the sale of the Denver radio station group assets.

        On Dec. 26, 2001, Tribune signed a contract with Entercom to manage Tribune's three Denver radio stations, KOSI-FM, KKHK-FM and KEZW-AM. On Feb. 1, 2002, under the agreement,

Entercom began managing the stations for up to three years, after which, pursuant to an option agreement, Entercom would have the right to purchase the stations for $180 million. The results of the three Denver stations are included in the consolidated financial statements through Jan. 31, 2002. In Feb. 2002, the Company began receiving from Entercom a monthly time brokerage fee, which was recorded in revenue. The monthly time brokerage fee that the Company received from Entercom was reduced to reflect the sale of KOSI-FM and KEZW-AM in 2002, and KKHK-FM in 2003.

        In April 2001, the Company acquired Tower Distribution (formerly United Video), WGN Cable's distribution entity, and in August 2001, the Company acquired television station WTXX-TV, Hartford, which serves the Hartford, Connecticut market.

Supplemental Cash Flow Information—Information for acquisitions made in 2003, 2002 and 2001 is summarized in the table below (in thousands):

	2003	2002	2001
Fair value of assets acquired(1)	$349,434	$164,355	$371,191
Fair value of assets disposed in exchange transaction	(51,069)	(125,000)	—
Liabilities assumed	(60,854)	(1,804)	(142,141)

Net cash paid	$237,511	$37,551	$229,050

(1)
Includes intangible assets, net of acquisition-related deferred taxes.

        Cash paid for interest and income taxes in 2003, 2002 and 2001 is summarized below (in thousands):

	2003	2002	2001
Interest	$172,524	$195,717	$239,369
Income taxes	$177,969	$247,196	$173,736

        On May 22, 2003, the Company issued a notice to the holders of the LYONs that the Company would redeem this debt issue on June 23, 2003. All of the LYONs holders converted their notes, which had a recorded value of $278 million, into approximately 7.0 million shares of common stock prior to the redemption date.

Non-Operating Items—Fiscal years 2003, 2002 and 2001 included several non-operating items. Non-operating items for 2003 are summarized as follows (in thousands):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain on change in fair values of derivatives and related investments	$—	$84,066	$51,448
Gain on sales of subsidiaries and investments, net	174,836	147,507	90,261
Loss on investment write-downs	—	(9,764)	(5,976)
Gain on insurance recoveries	27,000	22,291	13,642
Other non-operating loss	—	(2,853)	(1,746)
Income tax settlement adjustments	—	—	25,034

Total non-operating items	$201,836	$241,247	$172,663

        In 2003, changes in the fair values of derivatives and related investments related entirely to the Company's PHONES and related Time Warner investment. The $84 million non-cash pretax gain resulted from an $86 million increase in the fair value of 16.0 million shares of Time Warner common stock, which was offset by a $2 million increase in the fair value of the derivative component of the PHONES. Also in 2003, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write-downs totaled $9.8 million in 2003.

        In 2003, the gain on sales of subsidiaries and investments resulted primarily from the divestiture of the Company's remaining Denver radio station KKHK-FM and the sale of the Company's investment in The Golf Channel. KKHK-FM, now known as KQMT-FM, plus $20 million in cash, was exchanged for the assets of KWBP-TV, Portland, Ore. and resulted in a pretax gain of $51 million. The sale of the investment in The Golf Channel resulted in a pretax gain of $48 million.

        In 2003, the Company recorded a gain of $22 million as a result of settling the business interruption and property damage claims filed by WPIX-TV, New York, as a result of the events of Sept. 11, 2001.

        In 2003, the Company reduced its income tax expense and liabilities by a total of $25 million as a result of favorably resolving certain state and federal income tax issues.

        Non-operating items for 2002 are summarized as follows (in thousands):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on change in fair values of derivatives and related investments	$—	$(161,228)	$(98,672)
Gain on sales of subsidiaries and investments	66,415	106,216	65,004
Loss on investment write-downs	—	(18,347)	(11,228)
Other non-operating gain	—	10,148	6,211
Income tax settlement adjustments	—	—	29,379

Total non-operating items	$66,415	$(63,211)	$(9,306)

        In 2002, changes in the fair values of derivatives and related investments related entirely to the Company's PHONES and related Time Warner investment. The $161 million non-cash pretax loss resulted from a $331 million decrease in the fair value of 16.0 million shares of Time Warner common stock, which was offset by a $169 million decrease in the fair value of the derivative component of the PHONES. Also in 2002, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write-downs totaled $18.3 million in 2002.

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

        Non-operating items for 2001 are summarized as follows (in thousands):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on change in fair values of derivatives and related investments	$—	$(5,915)	$(3,607)
Gain on sale of Time Warner common stock	75,066	74,896	45,679
Gain on sales of other investments	30,216	1,695	1,033
Loss on investment write-downs	—	(145,581)	(88,789)

Total non-operating items	$105,282	$(74,905)	$(45,684)

        In 2001, changes in the fair values of derivatives and related investments primarily related to the Company's PHONES and related Time Warner investment. The $6 million non-cash pretax loss resulted primarily from a $27 million decrease in the fair value of 16.0 million shares of Time Warner common stock, which was offset by a $24 million decrease in the fair value of the derivative component of the PHONES. Also in 2001, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write-downs totaled $146 million and included investments accounted for under the equity method. The Company also sold 2.2 million shares of Time Warner common stock and other investments during the year.

NOTE 3: RESTRUCTURING CHARGES

        In the first quarter of 2002, the Company recorded pretax restructuring charges of $27.3 million ($16.7 million after-tax) for various cost reduction initiatives. Approximately 300 full-time equivalent employee positions were eliminated as a result of these initiatives. Pretax restructuring charges of $25.0 million were recorded at the publishing segment, $1.1 million at the broadcasting and entertainment segment and $1.2 million at corporate during 2002. These restructuring charges, consisting primarily of compensation expense, are presented as a separate line item in the consolidated statements of income.

        A summary of the significant components of the pretax restructuring charges for the year ended Dec. 29, 2002, is as follows (in millions):

	Publishing	Broadcasting	Corporate	Total
Severance costs	$18.2	$0.8	$0.4	$19.4
Enhanced early retirement pension costs	2.2	—	—	2.2
Asset disposals	3.0	0.3	0.2	3.5
Lease termination costs	1.6	—	0.6	2.2

Total	$25.0	$1.1	$1.2	$27.3

        During the 2001 second quarter, the Company announced a voluntary retirement program ("VRP"), which was offered to approximately 1,400 employees who met certain eligibility requirements. In addition, various other workforce reduction initiatives were implemented throughout the Company beginning in the second quarter. Approximately 1,700 full-time equivalent employee positions were eliminated as a result of the various initiatives. In 2001, the Company recorded pretax restructuring charges of $151.9 million ($92.6 million after-tax) for these initiatives. Pretax restructuring charges of $143.3 million were recorded at the publishing segment, $6.6 million at the broadcasting and entertainment segment and $2.0 million at corporate in 2001. These charges are presented as a separate line item in the consolidated statements of income.

        A summary of the significant components of the pretax restructuring charges for the year ended Dec. 30, 2001, is as follows (in millions):

	Publishing	Broadcasting	Corporate	Total
Severance costs	$28.6	$2.5	$0.4	$31.5
Enhanced early retirement pension costs	78.0	1.5	—	79.5
Enhanced retiree medical benefit costs	12.1	0.1	—	12.2
Asset disposals	7.5	1.4	0.4	9.3
Lease termination costs	7.3	—	—	7.3
Other costs.	9.8	1.1	1.2	12.1

Total	$143.3	$6.6	$2.0	$151.9

        The remaining accruals for the restructuring charges amounted to $3.5 million and $11.1 million at Dec. 28, 2003 and Dec. 29, 2002, respectively. The accruals primarily consist of costs related to severance and lease termination costs.

        A summary of the activity with respect to the restructuring accruals is as follows (in millions):

Restructuring accrual at Dec. 30, 2001	$21.0
Restructuring charges(1)	21.6
Payments	(31.5)

Restructuring accrual at Dec. 29, 2002	$11.1
Payments	(7.6)

Restructuring accrual at Dec. 28, 2003	$3.5

(1)
Represents severance, lease termination and other costs included in the restructuring accrual.

NOTE 4: INVENTORIES

        Inventories consist of the following (in thousands):

	Dec. 28, 2003	Dec. 29, 2002
Newsprint (at LIFO)	$34,181	$36,065
Supplies and other	11,928	11,397

Total inventories	$46,109	$47,462

        Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $2.9 million at Dec. 28, 2003 and equal to current cost at Dec. 29, 2002.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

        At the beginning of the 2002 fiscal year, the Company adopted FAS No. 142, which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. The Company performs an impairment review of goodwill and other intangible assets not subject to amortization in the fourth quarter of each year. No adjustments to goodwill and other intangible assets not subject to amortization were required as a result of the impairment review conducted in the fourth quarters of 2003 and 2002. For acquisitions completed prior to June 30, 2001, the amortization of goodwill and certain intangible assets ceased beginning in fiscal year 2002. The adoption of this standard has substantially reduced the amount of amortization expense related to intangible assets, including goodwill.

        Since the adoption of FAS No. 142 at the beginning of fiscal 2002, the Company has treated the intangible assets associated with network affiliation agreements as having indefinite lives and stopped recording amortization expense on these assets. In Dec. 2003, the staff of the Securities and Exchange Commission provided guidance regarding their accounting position in this area indicating that network affiliation agreements should be amortized. As a result, the Company began amortizing these assets in the fourth quarter of 2003 using a 40-year life. The Company believes the 40-year life is representative of the remaining expected useful life of the network affiliation intangibles. The provisions of FAS No. 142 require the Company to perform an impairment analysis at the time of a change in the estimated useful life of an intangible asset which was previously not being amortized. No adjustment to the network affiliation intangible assets was required as a result of this impairment review. In the future, the Company will no longer perform an annual test of the impairment of its network affiliation agreements under FAS No. 142, but will perform an impairment test when indicators of impairment are present, as required by FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        The following adjusted amounts assume the non-amortization provisions of FAS No. 142 were adopted at the beginning of fiscal year 2001. Reported 2001 amounts are reconciled to adjusted amounts as follows (in thousands, except per share amounts):

	Year Ended Dec. 30, 2001
	Amount	Basic EPS	Diluted EPS
Reported net income	$111,136	$.28	$.28
Adjust: Goodwill amortization, net of tax	142,025.48		.45
Adjust: Newspaper masthead amortization, net of tax	28,642.10		.09
Adjust: FCC licenses amortization, net of tax	16,918.06		.05
Adjust: Network affiliation agreements amortization, net of tax	3,577.01		.01
Adjust: Net loss on equity investments, net of tax	6,664.02		.02

Adjusted net income	$308,962	$.95	$.90

        Goodwill and other intangible assets at Dec. 28, 2003 and Dec. 29, 2002 consisted of the following (in thousands):

	Dec. 28, 2003			Dec. 29, 2002
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 15 to 20 years)	$195,750	$(43,031)	$152,719	$195,697	$(32,885)	$162,812
Network affiliation agreements (useful life of 40 years)	290,320	(1,814)	288,506	250,932	—	250,932
Other (useful life of 3 to 40 years)	30,294	(3,824)	26,470	18,002	(1,648)	16,354

Total	$516,364	$(48,669)	467,695	$464,631	$(34,533)	430,098

Goodwill and other intangible assets not subject to amortization
Goodwill
Publishing			3,920,158			3,912,602
Broadcasting and entertainment			1,560,133			1,407,537

Total goodwill			5,480,291			5,320,139
Newspaper mastheads			1,575,814			1,575,814
FCC licenses			1,100,884			978,808
Tradename			7,932			7,932

Total			8,164,921			7,882,693

Total goodwill and other intangible assets			$8,632,616			$8,312,791

        The changes in the carrying amount of intangibles and goodwill for the year ended Dec. 28, 2003 are as follows (in thousands):

	Publishing	Broadcasting and Entertainment	Total
Intangible assets subject to amortization
Balance as of Dec. 30, 2001	$107,855	$293,956	$401,811
FAS No. 142 impairment charge	—	(2,377)	(2,377)
Amortization expense	(6,836)	(3,539)	(10,375)
Amortizable intangibles acquired during year	573	45,126	45,699
Amortizable intangibles written off related to divestitures	—	(4,660)	(4,660)

Balance as of Dec. 29, 2002	$101,592	$328,506	$430,098

Amortization expense	(10,517)	(3,619)	(14,136)
Amortizable intangibles acquired during year	4,996	49,738	54,734
Adjustments related to finalization of purchase accounting	—	(3,001)	(3,001)

Balance as of Dec. 28, 2003	$96,071	$371,624	$467,695

Goodwill
Balance as of Dec. 30, 2001	$3,883,020	$1,395,727	$5,278,747
Goodwill acquired during year	30,844	17,814	48,658
Goodwill written off related to divestitures	(1,262)	(6,004)	(7,266)

Balance as of Dec. 29, 2002	$3,912,602	$1,407,537	$5,320,139

Goodwill acquired during year	10,770	149,596	160,366
Goodwill written off related to divestitures	(3,214)	—	(3,214)
Adjustments related to finalization of purchase accounting	—	3,000	3,000

Balance as of Dec. 28, 2003	$3,920,158	$1,560,133	$5,480,291

Other intangible assets not subject to amortization
Balance as of Dec. 30, 2001	$1,801,415	$945,183	$2,746,598
FAS No. 142 impairment charge	(225,601)	(42,589)	(268,190)
Intangibles acquired during year	7,932	80,028	87,960
Intangibles written off related to divestitures	—	(3,814)	(3,814)

Balance as of Dec. 29, 2002	$1,583,746	$978,808	$2,562,554

Intangibles acquired during year	—	124,000	124,000
Intangibles written off related to divestitures	—	(1,924)	(1,924)

Balance as of Dec. 28, 2003	$1,583,746	$1,100,884	$2,684,630

Total goodwill and other intangibles as of Dec. 28, 2003	$5,599,975	$3,032,641	$8,632,616

        Estimated annual amortization expense will be approximately $20 million for each of the next five years, excluding the effects of any acquisitions or dispositions subsequent to Dec. 28, 2003.

NOTE 6: TMCT I AND TMCT II

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

        At Dec. 28, 2003, the assets of TMCT I included 12.5 million shares of the Company's common stock and 442,596 shares of the Company's Series C preferred stock (collectively, "TMCT I Shares"); eight real properties ("Real Properties") and a portfolio of fixed income and equity investments ("TMCT I Portfolio"). The Real Properties were contributed to TMCT I by Times Mirror and are being leased by the Company from TMCT I. The lease is being accounted for as a capital lease. Accordingly, the net present value of the minimum lease payments are recorded as capital assets and are included in the Company's consolidated balance sheet. At Aug. 8, 2009, the end of the lease term, the Company has the option to purchase all of the Real Properties for their fair market value. If the Real Properties are not purchased by the Company, they will remain the assets of TMCT I and may, as provided for under the terms of the lease agreement, be leased by the Company at a fair value rent. The lease provides for two additional 12-year lease terms with fair value purchase options at the end of each lease term.

        The Company and the Chandler Trusts share in the cash flow of the various assets held by TMCT I. The cash flow from the Real Properties and the TMCT I Portfolio is largely allocated to the Chandler Trusts, while the cash flow from the TMCT I Shares is largely allocated to the Company. Due to the allocations of the economic benefits in TMCT I, for financial reporting purposes 80% of the TMCT I Shares are included in treasury stock, 80% of the preferred stock dividends on the Series C preferred stock are excluded from preferred stock dividends and 80% of the dividends on the common stock are effectively eliminated. The Company accounts for its 20% investment in the TMCT I Portfolio under the equity method. The Company's investment totaled $99.4 million, $97.9 million and $103.8 million at Dec. 28, 2003, Dec. 29, 2002 and Dec. 30, 2001, respectively. In 2003, 2002 and 2001, the Company recognized equity income of $2 million, $2 million and $3 million, respectively, related to this investment. During 2003 and 2001, the Company recorded realized gains on the TMCT I Portfolio of $2 million and $3 million, respectively. The Company recorded a loss of $6 million related to the write-down of certain investments in the TMCT I Portfolio in 2002.

TMCT II—In 1999, Times Mirror completed a second transaction involving agreements with the Chandler Trusts, resulting in the formation of a new limited liability company, TMCT II, LLC ("TMCT II").

        At Dec. 28, 2003, the assets of TMCT II included 38.9 million shares of the Company's common stock, 380,972 shares of the Company's Series D-1 preferred stock and 245,100 shares of the Company's Series D-2 preferred stock (collectively, "TMCT II Shares"); preferred units issued by operating partnerships of eight unrelated real estate investment trusts ("REIT Interests"); and a portfolio of fixed income and equity investments ("TMCT II Portfolio"). TMCT II may invest a total of $560 million in venture capital or private equity investments. TMCT II recognizes unrealized losses on its venture capital and private equity investments and defers the recognition of unrealized gains on these investments until realized.

        The Company and the Chandler Trusts share in the cash flow of the various assets held by TMCT II. The cash flow from the REIT Interests and the TMCT II Portfolio is largely allocated to the Chandler Trusts. The cash flow from the TMCT II Shares is largely allocated to the Company. Due to the allocations of the economic benefits in TMCT II, for financial reporting purposes 80% of the TMCT II Shares are included in treasury stock, 80% of the preferred stock dividends on the Series D-1 and D-2 preferred stock are excluded from preferred stock dividends and 80% of the dividends on the common stock are effectively eliminated. The Company accounts for its 20% investments in the REIT Interests and the TMCT II Portfolio under the equity method. The Company's investment totaled $198.0 million, $205.9 million and $215.3 million at Dec. 28, 2003, Dec. 29, 2002 and Dec. 30, 2001, respectively. The Company recognized equity income related to these investments of $10 million in both 2003 and 2002 and $11 million in 2001. During 2003, 2002 and 2001, the Company recorded pretax losses of $8 million, $9 million and $16 million, respectively, related to the write-down of certain investments in the TMCT II Portfolio.

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

NOTE 7: INVESTMENTS

        Investments consist of the following (in thousands):

	Dec. 28, 2003	Dec. 29, 2002
Time Warner stock related to PHONES debt	$285,440	$199,040
Other cost method investments	80,785	137,013
Equity investments in TMCT I and TMCT II	297,376	303,791
Other equity method investments	177,273	197,604
Debt securities	—	62,174

Total investments	$840,874	$899,622

        Cost method investments in public companies and debt securities were recorded at fair value in the consolidated balance sheets. At Dec. 28, 2003, the Company's cost method investments included public companies, mainly Time Warner, and private companies. The investment in Time Warner at Dec. 28, 2003 consists of 19.3 million shares, which includes 16.0 million shares related to the PHONES

(see Notes 1 and 8). The Company's equity method investments at Dec. 28, 2003 included the following private companies:

Company	% Owned
Adstar	21%
BrassRing	27%
CareerBuilder	33%
California Independent Postal Systems	50%
Classified Ventures	29%
Comcast SportsNet Chicago	25%
La Opiniõn	50%
Legacy.com	40%
TMCT I Portfolio(1)	20%
TMCT II Portfolio(1)	20%
TV Food Network	31%
The WB Television Network	22%

(1)
See Note 6 for further discussion.

        The Company does not guarantee any indebtedness for any of its investees.

        On Jan. 15, 2004, subsequent to the Company's 2003 fiscal year end, the Company sold its 50% interest in La Opinión for $20 million and recorded a pretax gain of $18 million.

        In Sept. 2002, CareerBuilder converted from a standard "C corporation" to a limited liability company. In Oct. 2002, Gannett Co., Inc. acquired a one-third interest in CareerBuilder, joining Knight-Ridder and the Company as an equal owner.

        In 2003, 2002 and 2001, the Company concluded that the decline in the value of certain public and private investments was other than temporary and wrote down the investments to fair value. Non-cash, pretax losses totaled $9.8 million, $18.3 million and $145.6 million in 2003, 2002 and 2001, respectively. See Note 2 for further discussion.

        During 2003, the Company sold its equity interest in The Golf Channel which resulted in a pretax gain of $47.8 million. Also in 2003, the Company sold several investments resulting in a pretax gain of $6.1 million. During 2002, the Company sold several investments resulting in a pretax loss of $6.3 million. During 2001, the Company sold 2.2 million shares of Time Warner stock, which resulted in a pretax gain of $74.9 million. Also in 2001, the Company sold several other investments for a pretax gain of $3.5 million.

        For investments classified as available-for-sale and recorded at fair value under FAS No. 115, the aggregate cost basis, unrealized gain and fair value were as follows (in thousands):

	Dec. 28, 2003			Dec. 29, 2002
	Cost Basis	Unrealized Gain	Fair Value	Cost Basis	Unrealized Gain	Fair Value
Marketable equity securities	$28,336	$31,067	$59,403	$31,945	$18,721	$50,666
Debt securities	—	—	—	62,174	—	62,174

        The difference between cost and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income component of shareholders' equity and amounted to a net gain of $19.0 million at Dec. 28, 2003 and $11.5 million at Dec. 29, 2002. The cost bases of the investments in the tables above are net of write-downs recorded in the consolidated statements of income.

NOTE 8: LONG-TERM DEBT

        Long-term debt consists of the following (in thousands):

	Dec. 28, 2003	Dec. 29, 2002
Commercial paper, weighted average interest rate of 1.5% in 2002	$—	$348,529
Medium-term notes, weighted average interest rate of 6.2% in 2003 and 2002, due 2003-2008	913,285	972,235
8.4% guaranteed ESOP notes, due 2003	—	33,772
Capitalized real estate obligation, effective interest rate of 7.7%, expiring 2009 (see Note 6)	87,511	99,595
7.45% notes due 2009, net of unamortized discount of $4,185 and $4,908	395,815	395,092
7.25% debentures due 2013, net of unamortized discount of $5,699 and $6,308	142,516	141,907
LYONs due 2017, net of unamortized discount of $189,016 in 2002	—	289,721
7.5% debentures due 2023, net of unamortized discount of $4,673 and $4,906	94,077	93,844
6.61% debentures due 2027, net of unamortized discount of $7,396 and $7,703	242,604	242,297
7.25% debentures due 2096, net of unamortized discount of $18,680 and $18,867	129,320	129,133
Other notes and obligations	3,034	3,505

Total debt excluding PHONES	2,008,162	2,749,630
Less portions due within one year	(193,413)	(46,368)

Long-term debt excluding PHONES	1,814,749	2,703,262
2% PHONES debt related to Time Warner stock, due 2029	535,280	523,440

Total long-term debt	$2,350,029	$3,226,702

Medium-Term Notes—Notes issued under these programs generally have maturities from one to six years and may not be redeemed by the Company prior to maturity.

ESOP Notes—The notes issued by the Company's ESOP matured on Dec. 16, 2003 and were fully repaid. The notes were unconditionally guaranteed by the Company as to payment of principal and interest (see Note 15). Therefore, the unpaid balance of these borrowings was reflected in the Company's consolidated balance sheets as long-term debt. An amount equivalent to the unpaid balance of these borrowings, representing unearned employee compensation, was recorded as a reduction of shareholders' equity.

Liquid Yield Options Notes ("LYONs")—The LYONs were zero coupon subordinated notes with an aggregate face value of $500 million and yield to maturity of 3.5%. Each LYON had a $1,000 face value and was convertible into common stock at the option of the holder at any time prior to maturity. On May 22, 2003, the Company issued a notice to the holders of the LYONs that the Company would redeem this debt issue on June 23, 2003. All of the LYONs holders converted their notes into approximately 7.0 million shares of common stock prior to the redemption date.

Interest Rate Swap—The Company is currently a party to one interest rate swap agreement assumed in connection with the Times Mirror merger. This swap agreement relates to the $100 million of 7.5% debentures due in 2023 and effectively converts the fixed 7.5% rate to a variable rate based on LIBOR.

6.61% Debentures—In connection with the Times Mirror acquisition, the Company assumed $250 million of 6.61% Debentures due Sept. 15, 2027 ("Debentures"). The Debentures are redeemable at the option of the Company, in whole or in part, at any time after Sept. 15, 2004 at a redemption price equal to the greater of (a) 100% of the principal amount or (b) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date. The Debentures may be put to the Company on Sept. 15, 2004 at 100% of face value plus accrued interest. If the Debentures are put to the Company on Sept. 15, 2004, the Company intends to refinance them, and has the ability to do so, on a long-term basis, through its existing revolving credit agreements. Accordingly, these Debentures have been classified as long-term and treated as maturing in fiscal year 2005.

Exchangeable Subordinated Debentures due 2029 ("PHONES")—In 1999, the Company issued 8.0 million PHONES for an aggregate principal amount of approximately $1.3 billion (see Note 1). The principal amount was equal to the value of 16.0 million shares of Time Warner common stock at the closing price of $78.50 per share on April 7, 1999. The PHONES will be redeemed at maturity at the greater of the then market value of two shares of Time Warner common stock or $157 per PHONES.

        Under the provisions of FAS No. 133, the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. The derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $650 million and $584 million at Dec. 28, 2003 and Dec. 29, 2002, respectively. At Dec. 28, 2003 and Dec. 29, 2002, the discounted debt component and derivative component of the PHONES were as follows (in thousands):

	Dec. 28, 2003	Dec. 29, 2002
PHONES debt:
Discounted debt component (at book value)	$432,160	$422,640
Derivative component (at fair value)	103,120	100,800

Total	$535,280	$523,440

Time Warner stock related to PHONES (at fair value)	$285,440	$199,040

        Interest on the debentures is paid quarterly at an annual rate of 2%. The Company also records non-cash interest expense on the discounted debt component of the PHONES. The Company may redeem the PHONES at any time for the higher of $157 per PHONES or the then market value of two shares of Time Warner common stock, subject to certain adjustments. At any time, holders of the PHONES may exchange a PHONES for an amount of cash equal to 95% (or 100% under certain circumstances) of the market value of two shares of Time Warner common stock.

        At Dec. 28, 2003, the market value per PHONES was $81.25 and the market value of two shares of Time Warner common stock was $35.68. If the PHONES are exchanged in 2004, the Company intends to refinance the PHONES, and has the ability to do so, on a long-term basis, through its existing revolving credit agreements. Accordingly, the PHONES have been classified as long-term.

Revolving Credit Agreements—At Dec. 28, 2003, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.2 billion, of which $600 million expires in March 2004 and $600 million expires in Dec. 2005. No amounts were borrowed under these credit agreements at Dec. 28, 2003. These agreements contain various interest rate options and provide for annual fees based on a percentage of the commitment. Such fees totaled approximately $1.1 million in 2003, $1.0 million in 2002 and $1.6 million in 2001. Certain debt agreements limit the amount of secured debt the Company can incur without equally and ratably securing borrowings under those agreements.

Maturities—Debt at Dec. 28, 2003 matures as shown below (in thousands):

2004	$193,413
2005	705,910
2006	308,564
2007	16,796
2008	280,375
Thereafter	1,038,384

Total	$2,543,442

NOTE 9: CONTRACTS PAYABLE FOR BROADCAST RIGHTS

        Contracts payable for broadcast rights are classified as current or long-term liabilities in accordance with the payment terms of the contracts. Required payments under contractual agreements for broadcast rights recorded at Dec. 28, 2003 are shown in the table below (in thousands):

2004	$311,841
2005	211,961
2006	146,555
2007	69,331
2008	37,142
Thereafter	71,843

Total	$848,673

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

        Estimated fair values and carrying amounts of the Company's financial instruments are as follows (in thousands):

	Dec. 28, 2003		Dec. 29, 2002
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cost method investments	$368,244	$366,225	$374,440	$336,053
Debt securities	—	—	62,174	62,174
Debt	2,824,600	2,543,442	3,588,652	3,273,070
Contracts payable for broadcast rights	776,427	848,673	824,963	912,579

        The following methods and assumptions were used to estimate the fair value of each category of financial instruments.

Cost Method Investments and Debt Securities—Cost method investments in public companies and debt securities were recorded at fair value in the consolidated balance sheets (see Notes 1 and 7). Cost method investments in private companies were recorded at cost, net of write-downs, and fair value was generally estimated based on prices recently paid for shares in those companies.

Debt—Fair value was determined based on quoted market prices for similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms.

Contracts Payable for Broadcast Rights—Fair value was estimated using the discounted cash flow method.

NOTE 11: COMMITMENTS AND CONTINGENCIES

        The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not included in the financial statements. These commitments totaled $370 million at Dec. 28, 2003. Payments for broadcast rights generally commence when the programs become available for broadcast.

        The Company had commitments totaling $267 million at Dec. 28, 2003 related to the purchase of inventory, property, plant and equipment and talent contracts. In addition, the Company has a commitment to purchase 450,000 metric tons of newsprint each year over the next four years at prevailing market prices at the time of purchase. The Company leases certain equipment and office and production space under various operating leases. Lease expense for 2003, 2002 and 2001 was $62.2 million, $67.5 million and $68.6 million, respectively. The table below presents the future minimum lease payments to be made under non-cancelable operating leases at Dec. 28, 2003 (in thousands):

2004	$53,574
2005	43,321
2006	37,037
2007	33,237
2008	30,563
Thereafter	70,357

Total	$268,089

        The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies. See Note 12 for a discussion of a potential income tax liability related to Times Mirror's 1998 dispositions of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

NOTE 12: INCOME TAXES

        The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to income taxes reported in the consolidated statements of income (in thousands):

	2003	2002	2001
Income before income taxes and accounting change	$1,415,236	$939,955	$268,951

Federal income taxes at 35%	$495,333	$328,985	$94,133
State and local income taxes, net of federal tax benefit	49,758	33,138	18,308
Amortization of intangibles	—	—	45,107
Income tax settlement adjustments	(25,034)	(35,387)	—
Other	3,800	4,640	267

Income taxes reported	$523,857	$331,376	$157,815

Effective tax rate	37.0%	35.3%	58.7%

        Components of income tax expense charged to income were as follows (in thousands):

	2003	2002	2001
Currently payable:
U.S. federal	$265,686	$228,844	$159,650
State and local	5,655	17,939	32,730

Sub-total	271,341	246,783	192,380
Deferred:
U.S. federal	212,870	73,804	(29,975)
State and local	39,646	10,789	(4,590)

Sub-total	252,516	84,593	(34,565)

Total	$523,857	$331,376	$157,815

        Significant components of the Company's net deferred tax liabilities were as follows (in thousands):

	Dec. 28, 2003	Dec. 29, 2002
Net properties	$290,655	$271,262
Net intangible assets	1,196,611	1,129,519
Pensions	343,315	334,074
Investments	409,870	314,600
PHONES interest	172,529	130,297
Other future taxable items	20,687	19,686

Total deferred tax liabilities	2,433,667	2,199,438

Broadcast rights	(7,932)	(15,001)
Postretirement and postemployment benefits other than pensions	(69,657)	(69,656)
Deferred compensation	(81,459)	(70,047)
Other accrued liabilities	(92,853)	(153,987)
Accrued employee compensation and benefits	(11,522)	(26,866)
Accounts receivable	(17,650)	(25,362)
Other future deductible items	(15,495)	(11,277)
State operating loss carryforwards	(27,743)	(22,481)
Valuation allowances on state operating loss carryforwards	27,743	22,481

Total deferred tax assets	(296,568)	(372,196)

Net deferred tax liability	$2,137,099	$1,827,242

        At Dec. 28, 2003, the Company has approximately $563 million of operating loss carryforwards for state income tax purposes. These carryforwards arose in certain states primarily as a result of intercompany interest expense, royalty expense and management fees allocated to the Company's various subsidiaries, and expire between 2004 and 2023. The deferred tax assets related to these carryforwards total approximately $27.7 million, net of federal taxes. However, the Company believes it is more likely than not that the carryforwards will expire before being utilized. Therefore, in accordance with FAS No. 109, "Accounting for Income Taxes," the Company has established valuation allowances on all of the carryforwards. The state operating loss carryforwards and the related valuation allowances increased in 2003 due to the Company generating additional tax losses in certain states.

        During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service ("IRS") has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror's 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company's federal and state income tax liability would be approximately $600 million, plus interest. As of Dec. 28, 2003, the interest on the proposed taxes would be approximately $272 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. A tax reserve of $180 million, plus $56 million of interest, relating to these transactions is included in "other obligations" on the consolidated balance sheets.

        The Company reduced its income tax expense and liabilities by a total of $25 million in 2003 and $35 million in 2002 as a result of favorably resolving certain federal and state income tax issues.

        The resolutions of the Company's tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

NOTE 13: PENSION AND POSTRETIREMENT BENEFITS

Employee Pension Plans—In connection with the establishment of the Tribune Company ESOP in 1988, Tribune amended its company-sponsored pension plan for employees not covered by a collective bargaining agreement. The Tribune Company pension plan continued to provide substantially the same pension benefits as under the pre-amended plan until Dec. 1998. After this date, Tribune pension benefit credits were frozen in terms of pay and service.

        In connection with the Times Mirror acquisition, the Company assumed defined benefit pension plans and various other contributory and non-contributory retirement plans covering substantially all of Times Mirror's former employees. In general, benefits under the Times Mirror defined benefit plans are based on years of service and the employee's compensation during the last five years of employment. The majority of Times Mirror's former employees are covered by one defined benefit plan. Funding for this plan is not expected to be required in the near future as the plan is over funded. Benefits provided by Times Mirror's Employee Stock Ownership Plan ("Times Mirror ESOP") are coordinated with certain pension benefits and, as a result, the defined benefit plan obligations are net of the actuarially equivalent value of the benefits earned under the Times Mirror ESOP. The maximum offset is equal to the value of the benefits earned under the defined benefit plan.

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

Obligations and Funded Status—Summarized information for the Company's pension and postretirement plans is provided below (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Dec. 28, 2003	Dec. 29, 2002	Dec. 28, 2003	Dec. 29, 2002
Change in benefit obligations:
Benefit obligations, beginning of year	$1,185,484	$1,149,359	$224,415	$203,451
Service cost	18,270	20,806	2,595	4,172
Interest cost	78,621	80,430	11,867	14,187
Plan amendments	—	(27,274)	(19,888)	—
Curtailment gain	(900)	—	—	—
Special VRP termination benefits	—	2,236	—	—
Actuarial loss	96,998	73,374	(16,915)	17,618
Benefits paid	(62,258)	(113,447)	(14,928)	(15,013)

Benefit obligations, end of year	1,316,215	1,185,484	187,146	224,415

Change in plans' assets:
Fair value of plans' assets, beginning of year	1,218,693	1,488,544	—	—
Actual return (loss) on plans' assets	296,098	(161,223)	—	—
Employer contributions	5,237	4,819	14,928	15,013
Benefits paid	(62,258)	(113,447)	(14,928)	(15,013)

Fair value of plans' assets, end of year	1,457,770	1,218,693	—	—

Funded (under funded) status of the plans	141,556	33,209	(187,146)	(224,415)
Unrecognized net actuarial loss	774,237	858,096	30,215	47,130
Unrecognized prior service cost	(23,368)	(25,820)	(19,842)	52
Unrecognized transition asset	(11)	(859)	—	—

Prepaid (accrued) benefit cost	$892,414	$864,626	$(176,773)	$(177,233)

        Amounts recognized in the statement of financial position consist of:

	Pension Benefits		Other Postretirement Benefits
	Dec. 28, 2003	Dec. 29, 2002	Dec. 28, 2003	Dec. 29, 2002
Prepaid benefit costs	$960,380	$932,209	$—	$—
Accrued benefit costs	(77,123)	(73,876)	(176,773)	(177,233)
Accumulated other comprehensive income	9,157	6,293	—	—

Net amount recognized	$892,414	$864,626	$(176,773)	$(177,233)

        The accumulated benefit obligation, which excludes the impact of future compensation increases, for all defined benefit pension plans was $1.3 billion and $1.1 billion at Dec. 28, 2003 and Dec. 29, 2002, respectively.

        The components of net periodic benefit cost (credit) for Company-sponsored plans were as follows (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Service cost	$18,270	$20,806	$17,489	$2,595	$4,172	$3,171
Interest cost	78,620	80,430	77,009	11,867	14,187	11,055
Expected return on plans' assets	(137,932)	(157,534)	(175,819)	—	—	—
Recognized actuarial (gain) loss	24,308	3,936	(565)	—	1,139	(977)
Amortization of prior service costs	(1,858)	53	116	7	6	6
Amortization of transition asset	(848)	(1,695)	(1,715)	—	—	—

Total before special VRP termination benefits	(19,440)	(54,004)	(83,485)	14,469	19,504	13,255
Special VRP termination benefits	—	2,236	79,553	—	—	12,187

Net periodic benefit cost (credit)	$(19,440)	$(51,768)	$(3,932)	$14,469	$19,504	$25,442

	Pension Benefits			Other Postretirement Benefits
	2003	2002	2001	2003	2002	2001
Increase in minimum liability included in other comprehensive income, net of tax	$(1,753)	$(1,559)	$(1,606)	$—	$—	$—

Assumptions—Weighted average assumptions used each year in accounting for pension benefits and other postretirement benefits were:

	Pension Benefits		Other Postretirement Benefits
	2003	2002	2003	2002
Discount rate for expense	6.75%	7.25%	6.75%	7.25%
Discount rate for obligations	6.25%	6.75%	6.25%	6.75%
Increase in future salary levels for expense	3.75%	4.00%	—	—
Increase in future salary levels for obligations	3.75%	3.75%	—	—
Long-term rate of return on plans' assets	8.50%	9.00%	—	—

        The Company used a building block approach to determine its current 8.5% assumption of the long-term expected rate of return on pension plan assets. Based on historical market studies, the Company's long-term expected returns for equity and fixed income securities approximate 10% and 6%, respectively. The Company's current target asset allocation for pension plan assets is 75% in equity securities and 25% in fixed income securities and other.

        At Dec. 28, 2003 and Dec. 29, 2002, the Company's prepaid pension asset included an unrecognized net actuarial loss of $774 million and $858 million, respectively. A significant portion of this net actuarial loss resulted from the difference between the Company's expected returns on plan assets and the actual losses on plan assets in 2002 and 2001. Expected returns on plan assets were $158 million and $176 million in 2002 and 2001, respectively; actual losses were $161 million and $113 million, respectively. In accordance with FAS No. 87, "Employers' Accounting for Pensions," the actuarial loss will be recognized in the net periodic pension expense over the estimated average remaining service period of active employees expected to receive benefits. The Company's policy is to incorporate asset-related gains and losses into the asset value used to calculate the expected return on plan assets and into the calculation of amortization of unrecognized net actuarial loss over a four-year period. As a result of all these factors, the Company expects to incur a net pension expense of $17 million in 2004 as compared to a net pension credit of $19 million in 2003.

Plan Assets—The Company's pension plan allocations at Dec. 28, 2003 and Dec. 29, 2002 were as follows (in millions):

	Plan Assets
Asset Category
	Dec. 28, 2003		Dec. 29, 2002
Equity securities	$1,054	72.3%	$774	63.5%
Fixed income securities	328	22.5%	357	29.3%
Other	76	5.2%	88	7.2%

Total	$1,458	100%	$1,219	100%

Health Care Cost Trend Rates—For purposes of measuring 2003 postretirement health care costs, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2003. The rate was assumed to decrease gradually to 5.0% for 2007 and remain at that level thereafter. For purposes of measuring health care obligations at Dec. 28, 2003, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 5.0% for 2008 and remain at that level thereafter. On Dec. 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") was signed into law. The Company has elected the deferral provided by the FASB Staff Position FAS No. 106-1, "Accounting and Disclosure Requirements Related to the Medicare Prescription Drug, Improvement and Modernization Act of 2003." The effects of the Act have not been reflected in the accumulated other postretirement obligations or net periodic postretirement benefit costs in the financial statements or notes. Specific authoritative guidance on the accounting for the federal subsidy is pending and that guidance, when issued, could change previously reported obligations related to postretirement benefits. The Company is currently assessing the impact, if any, that the Act will have on the cost of covered health care benefits.

        Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of the date of this report, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$1,600	$(1,331)
Benefit obligation	$10,230	$(8,992)

Cash Flows—The Company plans to contribute $6 million to certain of its union and non- qualified pension plans and $17 million to its other postretirement benefit plans in 2004.

NOTE 14: CAPITAL STOCK AND SHARE PURCHASE PLAN

        Under the Company's Restated Certificate of Incorporation, 12 million shares of preferred stock are authorized. Preferred stock is issuable in series under terms and conditions determined by the Company's Board of Directors.

Series B Preferred Stock—In 1989, the Company established a series of 1.6 million shares of Series B Convertible Preferred Stock of which 1.59 million shares were issued to the Company's ESOP. In Dec. 2003, the Series B convertible preferred stock was converted into 15.4 million shares of common stock. Each share of the Series B preferred stock paid a cumulative dividend of 7.75% annually, had a liquidation value of $220 per share, was convertible into 16 shares of the Company's common stock and was voted with the common stock with an entitlement to 18.32 votes per preferred share.

Series C, D-1 and D-2 Convertible Preferred Stock—In connection with the June 12, 2000 merger with Times Mirror, outstanding shares of Times Mirror cumulative, non-voting preferred stock were converted into shares of Tribune preferred stock with similar terms. An additional 0.2 million shares of preferred stock, net of treasury stock, were issued due to the conversion. Series C convertible preferred stock is cumulative, non-voting preferred stock, which is entitled to annual dividends of 8%, based on liquidation value. Annual dividends for Series D-1 and D-2 were paid at the rate of 6.22%, 6.01% and 5.80% in 2003, 2002 and 2001, respectively, and will be paid at the rate of 6.44% in 2004 based on liquidation value. Dividends on Series D-1 and D-2 preferred stocks will increase ratably from 2004 until 2011 pursuant to a predetermined schedule. Series C, D-1 and D-2 convertible preferred stocks relate to Times Mirror recapitalization transactions whereby TMCT I and TMCT II (see Note 6) were formed. Series C, D-1 and D-2 preferred stocks are convertible into the Company's common stock in 2025 and thereafter. The conversion factor is calculated by dividing $500 plus accrued and unpaid dividends by the average closing prices of the Company's common stock for the 20 trading days immediately preceding the conversion date. The maximum number of common stock into which Series D-2 convertible preferred stock can be converted is 7.5 million shares.

Common Stock—At Jan. 29, 2004, there were 7,044 holders of record.

Treasury Common Stock—The Board from time to time has authorized the repurchase of shares of the Company's common stock in the open market or through private transactions to be used for employee benefit programs and other purposes. During 2003 and 2002, the Company repurchased 7.5 million shares and 0.8 million shares, respectively, of its common stock in the open market for $356 million and $32 million, respectively. At Dec. 28, 2003, the Company had authorization to repurchase an additional $1.3 billion of its common stock. At Dec. 28, 2003, 83.4 million treasury shares were held by TMCT I, TMCT II and other affiliates of the Company. During the fourth quarter of 2003, the Company retired 124.0 million treasury shares.

Treasury Common Stock Held by Tribune Stock Compensation Fund ("TSCF")—The TSCF purchases shares of the Company's common stock for the purpose of funding certain existing stock-based compensation plans. In 2003, as a part of the treasury stock repurchase authorization, the TSCF purchased approximately 0.5 million shares of the Company's common stock for $20 million. All shares acquired in 2003 by TSCF were utilized by Dec. 2003. As part of the treasury stock repurchase authorization, the TSCF purchased 1.2 million shares of the Company's common stock for $51 million in 2001. All shares acquired by the TSCF in 2001 were utilized by Dec. 2002.

Share Purchase Rights Plan—In December 1997, the Company adopted a Share Purchase Rights Plan that replaced a similar agreement. The plan provides for a dividend of one right on each outstanding share of the Company's common stock. Each right will entitle stockholders to buy one two-hundredth of a share of Series A Junior Participating preferred stock at an exercise price of $125. These rights expire Jan. 5, 2008. The rights have no voting rights and are not exercisable until 10 days after the occurrence of certain triggering events, upon which the holders of the rights are entitled to purchase either the common stock of an acquirer or additional common stock of the Company at a discounted price. The rights are redeemable at the option of the Company for $.005 per right. The Company has established a series of two million shares of Series A Junior Participating Preferred Stock in connection with the plan, none of which have been issued.

NOTE 15: INCENTIVE COMPENSATION AND STOCK PLANS

Defined Contribution Plans—The Company maintains various qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. Company contributions to these plans were $16.9 million, $16.5 million, and $17.8 million in 2003, 2002 and 2001, respectively. The plans allow participants to invest their savings in various investments including the Company's common stock. The Company has announced a new retirement and savings plan to take effect in 2004. In 2004, the Company plans to enhance its primary 401(k) to include a larger Company contribution. This new plan is designed to replace the Company's Employee Stock Ownership Plan that was fully allocated at the end of 2003.

Employee Stock Purchase Plan—This plan permits eligible employees to purchase the Company's common stock at 85% of market price. The Company's only expense relating to this plan is for its administration. During 2003, 2002 and 2001, 568,718, 607,376, and 785,659 shares, respectively, were sold to employees under this plan. A total of 16 million shares can be purchased under this plan. As of Dec. 28, 2003, a total of 4.4 million shares remained available for sale. The weighted average fair value of shares sold in 2003 was $47.29.

Employee Stock Ownership Plan ("ESOP")—In 1988, the Company established an ESOP as a long-term employee benefit plan. In connection therewith, the ESOP purchased, in 1988 and 1989, approximately 3.2 million common shares and 1.59 million Series B convertible preferred shares of the Company at an aggregate cost of $375 million. The ESOP provided for the awarding of shares of the Company's preferred and common stock on a noncontributory basis to eligible employees of the Company not covered by a collective bargaining agreement. At Dec. 28, 2003, all of the preferred and common stock had been allocated to employees and the preferred stock had been converted into common shares.

        Shares of stock held by the ESOP were placed with the ESOP Trustee and were allocated to eligible employees annually. These common and preferred shares were allocated in the same proportion that the current year's principal and interest payments bore to the total principal and interest to be paid over the lives of the related borrowings. Each preferred share was convertible into 16 shares of the Company's common stock. The ESOP Trustee was required to convert the preferred shares when making distributions to participants upon their withdrawal from the ESOP. If at the time of such conversion the price of the Company's common stock was below $13.75 per share, the Company was required, at its option, to either pay the difference in cash or issue additional common stock.

        The Company recognized expense for this plan based upon cash contributions it made to the ESOP. The ESOP serviced its debt requirements with amounts received from preferred dividends and Company contributions. ESOP debt service activity is summarized as follows (in thousands):

	2003	2002	2001
Debt Requirements:
Principal	$33,772	$32,483	$31,262
Interest	2,837	5,565	8,191

Total	$36,609	$38,048	$39,453

Debt Service:
Dividends	$16,683	$17,995	$19,488
Company cash contributions	19,926	20,053	19,965

Total	$36,609	$38,048	$39,453

1997 Incentive Compensation Plan—In 1997, the 1992 Long-Term Incentive Plan was replaced with the 1997 Incentive Compensation Plan. At Dec. 28, 2003, remaining options outstanding under the 1992 plan totaled 0.2 million shares, all of which were exercisable. The 1997 plan provides for the granting of awards to eligible employees in any one or combination of stock options, performance equity program awards and annual management incentive program bonuses. At Dec. 28, 2003, options outstanding under the 1997 plan totaled 35.4 million shares, of which 16.4 million shares were exercisable. At Dec. 28, 2003, a total of 32.8 million shares were available for award under the 1997 plan. The stock options assumed in the Times Mirror acquisition are fully vested and exercisable. At Dec. 28, 2003, the converted Times Mirror stock options outstanding and exercisable totaled 8.9 million shares.

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

        In the first quarter of 2002, the Company granted stock options to the majority of its employees not covered by a collective bargaining agreement, in lieu of merit wage increases. These stock option grants vested after one year.

        A summary of stock option activity and weighted average prices related to general options follows (shares in thousands):

	General Options(1)
	2003		2002		2001
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of year	36,019	$33.25	34,196	$30.35	30,973	$27.36
Granted	6,675	$45.92	10,439	$39.61	7,540	$40.14
Exercised	(8,073)	$32.60	(7,695)	$28.61	(3,905)	$24.85
Cancelled/forfeited	(504)	$41.36	(921)	$36.45	(412)	$36.53

Outstanding, end of year	34,117	$35.76	36,019	$33.25	34,196	$30.35

Exercisable, end of year	18,247	$29.91	17,563	$27.15	20,029	$24.86

(1)
Includes options assumed in the Times Mirror acquisition.

        A summary of stock option activity and weighted average prices related to replacement options follows (shares in thousands):

	Replacement Options
	2003		2002		2001
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of year	8,550	$44.46	7,739	$42.76	7,159	$40.50
Granted	3,190	$48.77	3,135	$44.99	1,485	$41.09
Exercised	(1,118)	$40.42	(1,993)	$38.42	(595)	$35.68
Cancelled/forfeited	(202)	$51.61	(331)	$45.93	(310)	$42.40

Outstanding, end of year	10,420	$46.08	8,550	$44.46	7,739	$42.76

Exercisable, end of year	7,248	$44.90	5,506	$44.15	6,307	$43.13

        The following table summarizes information about general options outstanding and general options exercisable at Dec. 28, 2003 (shares in thousands):

	General Options(1)
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$ 3.74-$24.35	8,872	4.8	$21.61	8,872	$21.61
$24.36-$39.93	6,510	5.9	$35.93	5,351	$35.45
$39.94-$40.50	11,716	7.4	$40.36	3,563	$40.32
$40.51-$60.88	7,019	8.8	$45.82	461	$45.06

(1)
Includes options assumed in the Times Mirror acquisition.

        The following table summarizes information about replacement options outstanding and replacement options exercisable at Dec. 28, 2003 (shares in thousands):

	Replacement Options
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$30.44-$42.61	2,192	3.7	$41.02	2,187	$41.02
$42.62-$48.70	5,583	4.1	$45.62	4,211	$45.14
$48.71-$60.88	2,645	4.8	$51.24	850	$53.67

NOTE 16: COMPREHENSIVE INCOME

        Other comprehensive income includes unrealized gains and losses on interest rate swaps, a minimum pension liability, unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments. Comprehensive income reflects all changes in the net assets of the Company during the period from transactions and other events and circumstances, except those resulting from stock issuances and dividends.

        The Company's comprehensive income (loss) is as follows (in thousands):

	2003	2002	2001
Net income	$891,379	$442,992	$111,136
Change in unrealized gain (loss) on interest rate swaps, net of taxes of ($973), $8,653 and ($906), respectively	(1,535)	13,644	(1,348)

Change in minimum pension liability adjustment, net of taxes of $1,111, $989 and $1,027, respectively	(1,753)	(1,559)	(1,606)

Unrealized gain (loss) on marketable securities:
Unrealized holding gain (loss) arising during the period, net of taxes of $6,791, ($34,931) and ($12,491) respectively	10,712	(54,498)	(20,654)
Add adjustment for loss on investment write-downs included in net income, net of taxes of ($114) and ($4,911), respectively	181	—	7,677
Less adjustment for gain on investment sales included in net income, net of taxes of $2,115, $934 and $30,370, respectively	(3,336)	(1,474)	(47,482)

Change in net unrealized (gain) loss on securities, net of taxes	7,557	(55,972)	(60,459)

Change in foreign currency translation adjustments, net of taxes of $67.	106	—	—

Other comprehensive income (loss)	4,375	(43,887)	(63,413)

Comprehensive income	$895,754	$399,105	$47,723

        Accumulated other comprehensive income is a separate component of shareholders' equity on the Company's balance sheet. A reconciliation of the components of accumulated other comprehensive income is as follows (in thousands):

	2003	2002	2001
Unrealized gain, net of tax, on interest rate swaps:
Balance, beginning of year	$20,865	$7,221	$8,569
Current year change	(1,535)	13,644	(1,348)

Balance, end of year	19,330	20,865	7,221

Minimum pension liability, net of tax:
Balance, beginning of year	(3,851)	(2,292)	(686)
Current year change	(1,753)	(1,559)	(1,606)

Balance, end of year	(5,604)	(3,851)	(2,292)

Unrealized gain, net of tax, on marketable securities:
Balance, beginning of year	11,457	67,429	127,888
Current year change	7,557	(55,972)	(60,459)

Balance, end of year	19,014	11,457	67,429

Foreign currency translation adjustments, net of tax:
Balance, beginning of year	—	—	—
Current year change	106	—	—

Balance, end of year	106	—	—

Accumulated other comprehensive income	$32,846	$28,471	$72,358

NOTE 17: BUSINESS SEGMENTS

        Tribune Company is a media and entertainment company that conducts its operations through two business segments: publishing and broadcasting and entertainment. In addition, certain administrative activities are reported and included under Corporate. These segments reflect the manner in which the Company sells its products to the marketplace and the manner in which it manages its operations and makes business decisions.

        Previously, the Company's interactive and publishing businesses were separate reporting segments. However, as a result of various management and organizational changes, the two groups were integrated during the first quarter of 2003. Consequently, and in accordance with segment reporting guidelines, the operating results for the Company's interactive businesses are now reported as part of the operating results of the publishing segment. For comparison purposes, prior year results are also shown on this basis.

Publishing—Tribune Publishing operates 13 market-leading daily newspapers, distributes entertainment listings and syndicated content, operates a 24-hour cable news channel and manages the websites of Tribune's daily newspapers and television stations, along with other branded sites targeting specific communities of interest. The daily newspapers are the Los Angeles Times; Chicago Tribune; Hoy, a Spanish-language daily newspaper serving the Chicago metropolitan area; Newsday, serving Nassau and Suffolk counties on Long Island, New York and the borough of Queens, New York; Hoy, a Spanish-language daily newspaper serving the New York metropolitan area; South Florida Sun-Sentinel; Orlando Sentinel; The Baltimore Sun; The Hartford Courant; The Morning Call, serving Pennsylvania's Lehigh

Valley; Daily Press, serving the Virginia Peninsula; and The Advocate and Greenwich Time, each serving Connecticut's Fairfield County.

Broadcasting and Entertainment—The Company's broadcasting operations consist of WB television affiliates in New York, Los Angeles, Chicago, Philadelphia, Boston, Dallas, Washington D.C., Atlanta, Houston, Seattle, Miami, Denver, St. Louis, Portland, Indianapolis, San Diego, Hartford, New Orleans, and Albany; FOX television affiliates in Seattle, Sacramento, Indianapolis, Hartford, Grand Rapids and Harrisburg; an ABC television affiliate in New Orleans; and one radio station in Chicago. Entertainment operations include Tribune Entertainment, which develops and distributes first-run television programming for the Company's station group and for national syndication, and the Chicago Cubs baseball team.

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

TRIBUNE COMPANY AND SUBSIDIARIES
BUSINESS SEGMENTS
(In thousands of dollars)

	2003	2002	2001
Operating Revenues
Publishing	$4,036,920	$3,940,478	$3,903,431
Broadcasting and entertainment	1,557,909	1,443,950	1,349,935

Total operating revenues	$5,594,829	$5,384,428	$5,253,366

Operating Profit (Loss) Before Restructuring Charges(1)
Publishing	$885,306	$851,417	$510,604
Broadcasting and entertainment	528,519	470,138	333,265
Corporate expenses	(53,351)	(45,770)	(41,640)

Total operating profit before restructuring charges	$1,360,474	$1,275,785	$802,229

Operating Profit (Loss) Including Restructuring Charges
Publishing	$885,306	$826,494	$367,273
Broadcasting and entertainment	528,519	469,051	326,698
Corporate expenses	(53,351)	(47,013)	(43,634)

Total operating profit including restructuring charges	$1,360,474	$1,248,532	$650,337

Depreciation
Publishing	$169,194	$167,234	$155,864
Broadcasting and entertainment	42,997	43,258	42,381
Corporate	2,059	2,387	2,584

Total depreciation	$214,250	$212,879	$200,829

Amortization of Intangible Assets
Publishing	$7,089	$6,836	$164,315
Broadcasting and entertainment	7,047	3,539	76,722

Total amortization of intangible assets	$14,136	$10,375	$241,037

Capital Expenditures
Publishing	$134,551	$141,735	$204,118
Broadcasting and entertainment	47,481	36,350	33,789
Corporate	11,503	8,652	28,448

Total capital expenditures	$193,535	$186,737	$266,355

Assets
Publishing	$8,216,160	$8,223,750	$8,401,078
Broadcasting and entertainment	4,452,605	4,163,348	4,107,599
Corporate	1,611,387	1,586,950	1,871,910

Total assets	$14,280,152	$13,974,048	$14,380,587

(1)
Operating profit for each segment excludes interest income and expense, equity earnings and losses, non-operating items and income taxes. Operating profit before restructuring charges is a key metric used by the Company's chief operating decision maker, as defined by FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," to make decisions about resources to be allocated to a segment and assess its performance.

TRIBUNE COMPANY AND SUBSIDIARIES
2003 QUARTERLY RESULTS (Unaudited)
(In thousands of dollars, except per share data)

	Quarters
					2003 Total
	First	Second	Third	Fourth
Operating Revenues
Publishing	$973,583	$1,013,635	$966,378	$1,083,324	$4,036,920
Broadcasting and entertainment	316,464	435,991	419,145	386,309	1,557,909

Total operating revenues	$1,290,047	$1,449,626	$1,385,523	$1,469,633	$5,594,829

Operating Profit
Publishing	$197,601	$234,652	$192,585	$260,468	$885,306
Broadcasting and entertainment	90,197	149,020	133,663	155,639	528,519
Corporate expenses	(11,389)	(14,153)	(12,085)	(15,724)	(53,351)

Total operating profit	276,409	369,519	314,163	400,383	1,360,474
Net income (loss) on equity investments	(9,014)	1,508	811	12,285	5,590
Interest expense, net	(48,872)	(48,745)	(47,582)	(46,876)	(192,075)
Gain (loss) on derivatives and related investments(1)	(36,895)	53,632	24,720	42,609	84,066
Gain on sales of subsidiaries and investments(2)	49,954	1,984	9,844	85,725	147,507
Loss on investment write-downs(3)	(228)	(3,609)	(4,412)	(1,515)	(9,764)
Gain on insurance recoveries(4)	—	—	—	22,291	22,291
Other non-operating gain (loss)	—	—	507	(3,360)	(2,853)

Income Before Income Taxes	231,354	374,289	298,051	511,542	1,415,236
Income taxes	(90,202)	(144,787)	(115,739)	(173,129)	(523,857)

Net Income	141,152	229,502	182,312	338,413	891,379
Preferred dividends, net of tax	(6,231)	(6,105)	(6,114)	(5,991)	(24,441)

Net Income Attributable to Common Shares	$134,921	$223,397	$176,198	$332,422	$866,938

Earnings Per Share(6)
Basic	$.44	$.72	$.56	$1.06	$2.78

Diluted	$.41	$.67	$.53	$1.00	$2.61

Common Dividends Per Share	$.11	$.11	$.11	$.11	$.44
Common Stock Price (High-Low)	$48.99-41.60	$50.24-44.67	$48.96-44.28	$50.55-45.55

Notes to Quarterly Results:

(1)
In the aggregate, changes in the fair values of the Company's derivatives, net of changes in the fair values of the related investments, increased full year 2003 net income by $84.1 million and diluted EPS by $.16 and decreased full year 2002 net income by $161.2 million and diluted EPS by $.30. For 2003 by quarter, the effect on diluted EPS was as follows: decrease of $.07 in the first quarter, increase of $.10 in second quarter, increase of $.04 in the third quarter and increase of $.08 in the fourth quarter. For 2002 by quarter, the effect on diluted EPS was as follows: decrease of $.09 in the first quarter, decrease of $.18 in the second quarter, increase of $.04 in the third quarter and decrease of $.07 in the fourth quarter.

(2)
During 2003 and 2002, the Company sold certain subsidiaries and investments. For 2003, the gain on sales of subsidiaries and investments resulted primarily from the divestiture of the assets of the Company's remaining Denver radio station, KKHK-FM and the sale of the Company's investment in The Golf Channel. KKHK-FM, now known as KQMT-FM, plus $20 million in cash, was exchanged for the assets of KWBP-TV, Portland, Ore. and resulted in a pretax gain of $51.1 million. The sale of the investment in The Golf Channel resulted in a pretax gain of $47.8 million. For 2002, gain on sales of subsidiaries and investments relates primarily to the divestiture of two Denver radio stations, KOSI-FM and KEZW-AM, which were exchanged for the assets of two television stations, WTTV-TV, Indianapolis, and its satellite station WTTK-TV, Kokomo, Indiana. For 2003 by quarter, the effect on diluted EPS was an increase of $.09 in the first quarter, an increase of $.02 in the third quarter and $.16 in the fourth quarter. For 2002 by quarter, the effect on diluted EPS was an increase of $.01 in the second quarter and $.19 in the third quarter.

(3)
During 2003 and 2002, the Company recorded write-downs to adjust several public and private investments to fair market value. In the aggregate, these write-downs decreased full year net income by $9.8 million and diluted EPS by $.01 in 2003 and decreased full year net income by $18.3 million and diluted EPS by $.03 in 2002. For 2003 by quarter, the effect on diluted EPS was as follows: decrease of $.01 in the third quarter. For 2002 by quarter, the effect on diluted EPS was as follows: decrease of $.01 in the second quarter and decrease of $.02 in the fourth quarter.

TRIBUNE COMPANY AND SUBSIDIARIES
2002 QUARTERLY RESULTS (Unaudited)
(In thousands of dollars, except per share data)

	Quarters
					2002 Total
	First	Second	Third	Fourth
Operating Revenues
Publishing	$950,104	$984,821	$946,990	$1,058,563	$3,940,478
Broadcasting and entertainment	283,534	395,732	393,504	371,180	1,443,950

Total operating revenues	$1,233,638	$1,380,553	$1,340,494	$1,429,743	$5,384,428

Operating Profit
Publishing	$187,899	$224,173	$199,063	$240,282	$851,417
Broadcasting and entertainment	72,977	129,547	136,500	131,114	470,138
Corporate expenses	(9,142)	(10,678)	(13,373)	(12,577)	(45,770)
Restructuring charges(6)	(27,253)	—	—	—	(27,253)

Total operating profit	224,481	343,042	322,190	358,819	1,248,532
Net income (loss) on equity investments	(20,697)	(3,611)	(27,595)	11,028	(40,875)
Interest expense, net	(53,020)	(51,682)	(50,112)	(49,677)	(204,491)
Gain (loss) on derivatives and related investments(1)	(45,074)	(96,870)	23,496	(42,780)	(161,228)
Gain on sales of subsidiaries and investments(2)	985	2,724	101,485	1,022	106,216
Loss on investment write-downs(3)	(1,490)	(6,046)	(2,334)	(8,477)	(18,347)
Other non-operating gain	—	—	5,881	4,267	10,148

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	105,185	187,557	373,011	274,202	939,955
Income taxes	(41,167)	(73,348)	(136,206)	(80,655)	(331,376)

Income Before Cumulative Effect of Change in Accounting Principle	64,018	114,209	236,805	193,547	608,579
Cumulative Effect of Change in Accounting Principle, net of tax	(165,587)	—	—	—	(165,587)

Net Income (Loss)	(101,569)	114,209	236,805	193,547	442,992
Preferred dividends, net of tax	(6,395)	(6,025)	(6,351)	(6,359)	(25,130)

Net Income (Loss) Attributable to Common Shares	$(107,964)	$108,184	$230,454	$187,188	$417,862

Earnings (Loss) Per Share(5)
Basic:
Income before cumulative effect of change in accounting principle	$.19	$.36	$.76	$.61	$1.93
Cumulative effect of change in accounting principle, net	(.55)	—	—	—	(.55)

Net Income (Loss)	$(.36)	$.36	$.76	$.61	$1.38

Diluted:
Income before cumulative effect of change in accounting principle	$.18	$.33	$.71	$.57	$1.80
Cumulative effect of change in accounting principle, net	(.50)	—	—	—	(.50)

Net Income (Loss)	$(.32)	$.33	$.71	$.57	$1.30

Common Dividends Per Share	$.11	$.11	$.11	$.11	$.44
Common Stock Price (High-Low)	$46.40-36.30	$47.25-41.65	$44.45-35.66	$49.49-39.82

Notes to Quarterly Results:

(4)
For 2003, gain on insurance recoveries relates to the final settlement of business interuption and property damage insurance claims filed by WPIX-TV, New York, as a result of the events of Sept. 11, 2001.

(5)
The total of the 2003 and 2002 quarters may not equal the respective full year amounts for earnings per share due to differences in the weighted average number of shares outstanding used in the computations for the respective periods. Per share amounts for the respective quarters and years have been computed using the weighted average number of common shares outstanding for each period. Diluted earnings per share is adjusted for the the dilutive effect of the Company's common stock equivalents. The calculation may change each quarter depending on whether the common stock equivalents are antidilutive for that period.

(6)
During the second quarter of 2001, the Company announced a voluntary employee retirement program. The Company implemented this program as well as various other cost reduction initiatives throughout the remainder of 2001 and first quarter of 2002. In the aggregate, the restructuring charges related to these programs decreased 2002 full year net income by $16.7 million and diluted EPS by $.05. The charges reduced quarterly 2002 diluted EPS by $.05 in the first quarter.

TRIBUNE COMPANY AND SUBSIDIARIES
ELEVEN YEAR FINANCIAL SUMMARY
(In thousands of dollars, except per share data)

	2003	2002(2)
Operating Revenues
Publishing(1)	$4,036,920	$3,940,478
Broadcasting and entertainment	1,557,909	1,443,950

Total Operating Revenues	$5,594,829	$5,384,428

Operating Profit
Publishing(1)	$885,306	$851,417
Broadcasting and entertainment	528,519	470,138
Corporate expenses	(53,351)	(45,770)
Restructuring charges(3)	—	(27,253)

Total Operating Profit	1,360,474	1,248,532

Net income (loss) on equity investments	5,590	(40,875)
Net interest expense	(192,075)	(204,491)
Non-operating items and minority interest expense	241,247	(63,211)

Income from Continuing Operations Before Income Taxes	1,415,236	939,955
Income taxes	(523,857)	(331,376)

Income from Continuing Operations Before Accounting Changes	891,379	608,579
Discontinued Operations of Education Segment, net of tax	—	—
Discontinued Operations of QUNO, net of tax	—	—
Cumulative effect of changes in accounting principles(4)	—	(165,587)

Net Income(5)	$891,379	$442,992

Share Information
Basic earnings per share
Continuing operations before cumulative effect of change in accounting principle	$2.78	$1.93
Discontinued operations	—	—
Cumulative effect of accounting changes	—	(.55)

Net income	$2.78	$1.38

Diluted earnings per share
Continuing operations before cumulative effect of change in accounting principle	$2.61	$1.80
Discontinued operations	—	—
Cumulative effect of accounting changes	—	(.50)

Net income	$2.61	$1.30

Common dividends per share	$0.44	$0.44
Weighted average common shares outstanding (000's)	311,295	301,932
Financial Ratios
Operating profit margin	24.3%	23.2%
Debt to capital including PHONES(6)	22%	29%
Debt to capital excluding PHONES(6)	18%	25%
Financial Position and Other Data
Total assets	$14,280,152	$13,974,048
Long-term debt including PHONES	2,350,029	3,226,702
Long-term debt excluding PHONES	1,814,749	2,703,262
Shareholders' equity	7,047,454	6,140,100
Capital expenditures	193,535	186,737

(1)
Previously, the Company's interactive and publishing businesses were separate reporting segments. However, as a result of various management and organizational changes, the two groups were integrated during the first quarter of 2003. Consequently, and in accordance with segment reporting guidelines, the operating results for the Company's interactive businesses are now reported as part of the operating results of the publishing segment. For comparison purposes, prior year results are also shown on this basis.

(2)
The Company has adopted the provisions of FAS No. 142 at the beginning of fiscal year 2002. Refer to Note 5 in the Company's consolidated financial statements for further discussion.

(3)
During the second quarter of 2001, the Company announced a voluntary employee retirement program. The Company implemented this program as well as various other cost reduction initiatives throughout the remainder of 2001 and the first quarter of 2002. In the aggregate, the restructuring charges related to these programs decreased 2002 full year net income by $16.7 million and diluted EPS by $.05 and decreased 2001 full year net income by $92.6 million and diluted EPS by $.29.

(4)
The cumulative effect of adopting a new accounting pronouncement for goodwill and other intangible assets decreased net income by $165.6 million in 2002. The cumulative effect of adopting a new accounting pronouncement for derivative instruments decreased net income by $3.1 million in 1999.

2001	2000	1999	1998	1997	1996	1995	1994	1993

$3,903,431	$3,485,277	$1,621,347	$1,536,684	$1,472,823	$1,371,770	$1,350,204	$1,270,436	$1,181,019
1,349,935	1,465,553	1,302,058	1,153,006	1,057,529	876,750	828,806	764,197	727,213

$5,253,366	$4,950,830	$2,923,405	$2,689,690	$2,530,352	$2,248,520	$2,179,010	$2,034,633	$1,908,232

$510,604	$648,326	$394,312	$377,137	$354,585	$291,257	$272,093	$291,323	$252,412
333,265	449,057	378,036	317,355	285,896	203,531	171,618	138,213	127,984
(41,640)	(64,372)	(39,506)	(35,435)	(34,426)	(30,935)	(29,899)	(26,001)	(24,207)
(151,892)	—	—	—	—	—	—	—	—

650,337	1,033,011	732,842	659,057	606,055	463,853	413,812	403,535	356,189

(60,813)	(79,374)	(40,083)	(33,980)	(34,696)	(13,281)	(13,209)	(9,739)	(1,857)
(245,668)	(207,584)	(65,595)	(82,339)	(60,159)	(15,663)	(7,349)	(4,778)	(9,545)
(74,905)	(165,301)	1,756,779	119,119	111,824	—	7,772	—	—

268,951	580,752	2,383,943	661,857	623,024	434,909	401,026	389,018	344,787
(157,815)	(270,351)	(933,981)	(272,660)	(250,265)	(175,071)	(162,347)	(157,510)	(141,342)

111,136	310,401	1,449,962	389,197	372,759	259,838	238,679	231,508	203,445
—	(86,015)	21,807	25,075	20,866	22,912	6,779	1,641	1,201
—	—	—	—	—	89,317	32,707	8,898	(16,040)
—	—	(3,060)	—	—	—	—	—	—

$111,136	$224,386	$1,468,709	$414,272	$393,625	$372,067	$278,165	$242,047	$188,606

$0.28	$1.06	$6.03	$1.53	$1.44	$0.98	$0.85	$0.79	$0.70
—	(.32)	.09	.10	.09	.46	.15	.04	(.06)
—	—	(.01)	—	—	—	—	—	—

$0.28	$0.74	$6.11	$1.63	$1.53	$1.44	$1.00	$0.83	$0.64

$0.28	$0.99	$5.49	$1.41	$1.33	$0.91	$0.78	$0.73	$0.64
—	(.29)	.08	.09	.07	.41	.14	.04	(.05)
—	—	(.01)	—	—	—	—	—	—

$0.28	$0.70	$5.56	$1.50	$1.40	$1.32	$0.92	$0.77	$0.59

$0.44	$0.40	$0.36	$0.34	$0.32	$0.30	$0.28	$0.26	$0.24
298,295	271,951	237,367	242,428	245,758	245,684	259,160	268,852	265,484

12.4%	20.9%	25.1%	24.5%	24.0%	20.6%	19.0%	19.8%	18.7%
34%	34%	37%	35%	41%	37%	33%	23%	31%
30%	30%	23%	35%	41%	37%	33%	23%	31%

$14,380,587	$14,668,712	$8,740,047	$5,824,037	$4,665,821	$3,629,151	$3,270,386	$2,770,466	$2,527,698
3,684,692	4,007,041	2,694,073	1,615,955	1,520,646	979,754	757,433	411,153	510,761
3,000,692	3,307,041	1,365,593	1,615,955	1,520,646	979,754	757,433	411,153	510,761
5,651,168	5,885,916	3,458,617	2,356,617	1,826,004	1,539,506	1,379,909	1,332,980	1,095,627
266,355	302,471	125,578	128,800	98,319	87,171	112,980	86,721	74,899

(5)
Includes after-tax non-operating items as follows: gain on change in fair values of derivatives and related investments of $51.4 million, gain on sales of subsidiaries and investments of $90.3 million, loss on investment write-downs of $6.0 million, gain on insurance recoveries of $13.7 million, an other non-operating loss of $1.7 million and an income tax settlement adjustment of $25.0 million, totaling $172.7 million in 2003; loss on change in fair values of derivatives and related investments of $98.7 million, gain on sales of subsidiaries and investments of $65.0 million, loss on investment write-downs of $11.2 million, other non-operating gain of $6.2 million and an income tax settlement adjustment of $29.4 million, totaling $9.3 million in 2002; loss on change in fair values of derivatives and related investments of $3.6 million, gain on sales of investments of $45.7 million, gain on sale of other investments of $1 million and loss on investment write-downs of $88.8 million, totaling $45.7 million in 2001; loss on change in fair values of derivatives and related investments of $60.8 million, gain on sales of investments of $35.3 million, and loss on investment write-downs of $65.8 million, totaling $91.3 million in 2000; gain on change in fair values of derivatives and related investments of $131.2 million, gain on reclassification of investments of $666.2 million, and gain on sales of subsidiary and investments of $270.1 million, totaling $1.1 billion in 1999; gain on sales of subsidiary and investments, net of write-downs totaling $63.5 million in 1998; gain on sales of investments, net of write-downs, totaling $68.9 million in 1997; equity income related to Qwest Broadcasting of $6.0 million in 1996; and gain on sale of investment and subsidiary totaling $4.6 million in 1995.

(6)
Capital comprises total debt, non-current deferred taxes and shareholders' equity.

TRIBUNE COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded Upon Acquisitions	Deductions	Balance at End of Period
Valuation accounts deducted from assets to which they apply:
Year ended Dec. 28, 2003
Accounts receivable allowances:
Bad debts	$51,173	$51,241	$87	$68,477	$34,024
Rebates, volume discounts and other	16,195	37,646	—	38,397	15,444

Total	$67,368	$88,887	$87	$106,874	$49,468

Year ended Dec. 29, 2002
Accounts receivable allowances:
Bad debts	$58,664	$47,899	$142	$55,532	$51,173
Rebates, volume discounts and other	22,548	35,500	—	41,853	16,195

Total	$81,212	$83,399	$142	$97,385	$67,368

Year ended Dec. 30, 2001
Accounts receivable allowances:
Bad debts	$49,385	$65,679	$1,356	$57,756	$58,664
Rebates, volume discounts and other	21,592	51,899	—	50,943	22,548

Total	$70,977	$117,578	$1,356	$108,699	$81,212

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

        As of December 28, 2003, the Company's management, including the Chairman, President and Chief Executive Officer and Senior Vice President/Finance and Administration (Chief Financial Officer), carried out an evaluation of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Company's Chairman, President and Chief Executive Officer and Senior Vice President/Finance and Administration (Chief Financial Officer) concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic SEC filings, including this annual report.

        There has been no change in the Company's internal controls over financial reporting that occurred during the Company's fiscal quarter ended December 28, 2003 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information contained under the heading "Executive Officers of the Company" in Item 1 hereof, and the information contained under the headings "Corporate Governance—Overview," "Corporate Governance—Communicating with the Board of Directors" and "Board of Directors" in the definitive Proxy Statement for the Company's May 12, 2004 Annual Meeting of Shareholders is incorporated herein by reference. In February 2003, the Company adopted a Code of Ethics for its Chief Executive Officer and Senior Financial Officers. The Code of Ethics is filed as Exhibit 14 to this Form 10-K and is available on the Company's website at www.tribune.com. Requests for copies of this Code of Ethics may be made by contacting the Company's Corporate Relations Department at Tribune Company, 6th Floor, 435 N. Michigan Avenue, Chicago, Illinois, 60611 telephone 800/757-1694. The Company will deliver a copy of this Code of Ethics, without charge, to any requesting person.

ITEM 11. EXECUTIVE COMPENSATION.

        The information contained under the headings "Board of Directors—Director Compensation" and "Executive Compensation" in the definitive Proxy Statement for the Company's May 12, 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information contained under the headings "Stock Ownership—Management Ownership," "Stock Ownership—Principal Shareholders" and "Executive Compensation—Equity Compensation Plan Information Table" in the definitive Proxy Statement for the Company's May 12, 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained under the headings "Board of Directors—Compensation Committee Interlocks and Insider Participation," "Board of Directors—Certain Relationships" and "Stock Ownership—Related Transactions" in the definitive Proxy Statement for the Company's May 12, 2004 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information contained under the headings "Board of Directors—Board Committees—Audit Committee," "Audit Committee—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Accountants" and "Audit Committee—Fees Paid to Independent Accountants" in the definitive Proxy Statement for the Company's May 12, 2004 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.

(a)(1)&(2)	Financial Statements and Financial Statement Schedule filed as part of this report
As listed in the Index to Financial Statements and Financial Statement Schedule on page 49 hereof.
(a)(3)	Index to Exhibits filed as part of this report
As listed in the Exhibit Index beginning on page 102 hereof.
(b)	Reports on Form 8-K
On October 16, 2003, the Company furnished a report on Form 8-K that included a press release announcing the Company's third quarter 2003 earnings.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on February 27, 2004.

TRIBUNE COMPANY (Registrant)
/s/ DENNIS J. FITZSIMONS Dennis J. FitzSimons Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on February 27, 2004.

Signature	Title

/s/ DENNIS J. FITZSIMONS Dennis J. FitzSimons	Chairman, President, Chief Executive Officer and Director
/s/ DONALD C. GRENESKO Donald C. Grenesko	Senior Vice President/Finance and Administration (principal financial officer)
/s/ R. MARK MALLORY R. Mark Mallory	Vice President and Controller (principal accounting officer)
/s/ JACK FULLER Jack Fuller	President of Tribune Publishing and Director
/s/ JEFFREY CHANDLER Jeffrey Chandler	Director
/s/ BETSY D. HOLDEN Betsy D. Holden	Director
/s/ WILLIAM A. OSBORN William A. Osborn	Director
/s/ DUDLEY S. TAFT Dudley S. Taft	Director
/s/ KATHRYN C. TURNER Kathryn C. Turner	Director

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

Number	Description
3.1 *	Amended and Restated Certificate of Incorporation of Tribune Company, dated June 12, 2000 (Exhibit 3.1 to Annual Report on Form 10-K for 2001)
3.1a *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock, dated June 12, 2000 (Exhibit 3.1a to Current Report on Form 8-K dated June 12, 2000)
3.1b *	Amended Certificate of Designation of Series C Preferred Stock, dated February 13, 2001 (Exhibit 3.1c to Annual Report on Form 10-K for 2000)
3.1c *	Amended Certificate of Designation of Series D-1 Preferred Stock, dated February 13, 2001 (Exhibit 3.1d to Annual Report on Form 10-K for 2000)
3.1d *	Amended Certificate of Designation of Series D-2 Preferred Stock, dated February 13, 2001 (Exhibit 3.1e to Annual Report on Form 10-K for 2000)
3.2 *	By-Laws of Tribune Company, as amended and in effect on July 22, 2003 (Exhibit 3.2 to Quarterly Report on Form 10-Q for the quarter ended June 29, 2003)
4.1 *	Rights Agreement between Tribune Company and First Chicago Trust Company of New York, as Rights Agent, dated as of December 12, 1997 (Exhibit 1 to Current Report on Form 8-K dated December 12, 1997)
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
10.1 o*	Tribune Company Supplemental Retirement Plan, as amended and restated January 1, 1989 (Exhibit 10.6 to Annual Report on Form 10-K for 1988)
10.1a o*	First Amendment to Tribune Company Supplemental Retirement Plan, effective January 1, 1994 (Exhibit 10.4b to Annual Report on Form 10-K for 1993)
10.1b o*	Second Amendment to Tribune Company Supplemental Retirement Plan, effective October 24, 2000 (Exhibit 10.2b to Annual Report on Form 10-K for 2000)
10.2 o*	Tribune Company Directors' Deferred Compensation Plan, as amended and restated effective February 11, 2003 (Exhibit 10.2 to Annual Report on Form 10-K for 2002)

10.3 o*	Tribune Company Bonus Deferral Plan, as amended and restated through February 11, 2003 (Exhibit 10.3 to Annual Report on Form 10-K for 2002)
10.4 o*	Tribune Company 1992 Long-Term Incentive Plan, effective as of April 29, 1992, as amended April 19, 1994 (Exhibit 10.11 to Annual Report on Form 10-K for 1994)
10.4a o*	First Amendment to Tribune Company 1992 Long-Term Incentive Plan, effective October 24, 2000 (Exhibit 10.6a to Annual Report on Form 10-K for 2000)
10.5 o*	Tribune Company Executive Financial Counseling Plan, effective October 19, 1988, as amended January 1, 1994 (Exhibit 10.13 to Annual Report on Form 10-K for 1993)
10.6 o*	Tribune Company Amended and Restated Transitional Compensation Plan for Executive Employees, effective as of December 4, 2001 (Exhibit 10.8 to Annual Report on Form 10-K for 2001)
10.7 o*	Tribune Company Supplemental Defined Contribution Plan, effective as of January 1, 1994, as amended January 1, 1999 (Exhibit 10.9 to Annual Report on Form 10-K for 1998)
10.8 o*	Tribune Company Employee Stock Purchase Plan, as amended and restated July 27, 1999 (Exhibit 10.10 to Annual Report on Form 10-K for 1999)
10.8a o*	First Amendment to Tribune Company Employee Stock Purchase Plan, as amended and restated July 27, 1999 (Exhibit 10.10a to Quarterly Report on Form 10-Q for the quarter ended September 24, 2000)
10.8b o*	Second Amendment to Tribune Company Employee Stock Purchase Plan, effective as of May 7, 2002 (Exhibit 10.8 to Annual Report on Form 10-K for 2002)
10.9 o	Tribune Company 1995 Nonemployee Director Stock Option Plan, as amended and restated effective December 9, 2003
10.10 o	Tribune Company 1996 Nonemployee Director Stock Compensation Plan, as amended and restated effective December 9, 2003
10.11 o*	Tribune Company 1997 Incentive Compensation Plan, effective December 29, 1996 (Exhibit 10.15 to Quarterly Report on Form 10-Q for the quarter ended March 30, 1997)
10.11a o*	First Amendment to Tribune Company 1997 Incentive Compensation Plan, effective October 24, 2000 (Exhibit 10.14a to Annual Report on Form 10-K for 2000)
10.11b o*	Second Amendment to Tribune Company 1997 Incentive Compensation Plan, effective May 7, 2002 (Exhibit 10.11 to Annual Report on Form 10-K for 2002)
10.12 *	Limited Liability Company Agreement of TMCT, LLC, dated August 8, 1997 (Exhibit 10.1 to The Times Mirror Company's Current Report on Form 8-K dated August 8, 1997)
10.13 *	Lease Agreement between TMCT, LLC and Times Mirror, dated August 8, 1997 (Exhibit 10.4 to The Times Mirror Company's Current Report on Form 8-K dated August 8, 1997)
10.14 *	Amended and Restated Limited Liability Company Agreement of TMCT II, LLC, dated September 3, 1999 (Exhibit 10.1 to The Times Mirror Company's Current Report on Form 8-K dated September 3, 1999)
10.14a *	First Amendment to Amended and Restated Limited Liability Agreement of TMCT II, LLC, dated as of August 14, 2000 (Exhibit 10.17a to Annual Report on Form 10-K for 2000)

10.14b *	Second Amendment to Amended and Restated Limited Liability Agreement of TMCT II, LLC, dated as of August 1, 2002 (Exhibit 10.14 to Annual Report on Form 10-K for 2002)
12	Computation of Ratios of Earnings to Fixed Charges
14	Code of Ethics for CEO and Senior Financial Officers
21	Table of Subsidiaries of Tribune Company
23	Consent of Independent Accountants
31.1	Rule 13a-14 Certification of Chief Executive Officer
31.2	Rule 13a-14 Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
99
Form 11-K financial statements for the Chicago Tribune Tax Deferred Investment Plan for Machinists, the KTLA Inc. Hourly Employees' Retirement Plan, the Times Mirror Savings Plus Plan, the Tribune Company Defined Contribution Retirement Plan, the Tribune Company Savings Incentive Plan and the WPIX, Inc. Hourly Employees' Retirement Plan (to be filed by amendment)

QuickLinks

INDEX TO TRIBUNE COMPANY 2003 FORM 10-K
PART I
  ITEM 1. BUSINESS.
Television
Radio/Entertainment
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
REPORT OF INDEPENDENT AUDITORS
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
TRIBUNE COMPANY AND SUBSIDIARIES BUSINESS SEGMENTS (In thousands of dollars)
TRIBUNE COMPANY AND SUBSIDIARIES 2003 QUARTERLY RESULTS (Unaudited) (In thousands of dollars, except per share data)
TRIBUNE COMPANY AND SUBSIDIARIES 2002 QUARTERLY RESULTS (Unaudited) (In thousands of dollars, except per share data)
TRIBUNE COMPANY AND SUBSIDIARIES ELEVEN YEAR FINANCIAL SUMMARY (In thousands of dollars, except per share data)
TRIBUNE COMPANY AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES (In thousands of dollars)
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K.
SIGNATURES
TRIBUNE COMPANY EXHIBIT INDEX