Form 10-Q
period 2004-03-28
TRIBUNE CO
filed 2004-04-30
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 28, 2004

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

        At April 23, 2004, there were 327,671,177 shares outstanding of the Company’s Common Stock ($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the Company.

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)

	First Quarter Ended
	March 28, 2004	March 30, 2003
Operating Revenues	$ 1,332,317	$ 1,290,047

Operating Expenses
Cost of sales (exclusive of items shown below)	642,308	623,745
Selling, general and administrative	358,124	333,102
Depreciation	54,308	54,249
Amortization of intangible assets	4,302	2,542

Total operating expenses	1,059,042	1,013,638

Operating Profit	273,275	276,409

Net loss on equity investments	(4,373)	(9,014)
Interest income	1,276	2,075
Interest expense	(46,677)	(50,947)
Loss on change in fair values of derivatives
and related investments	(45,501)	(36,895)
Gain on sales of subsidiaries and investments, net	21,518	49,954
Loss on investment write-downs and other	(2,596)	(228)

Income Before Income Taxes	196,922	231,354
Income taxes	(76,241)	(90,202)

Net Income	120,681	141,152
Preferred dividends, net of tax	(2,077)	(6,231)

Net Income Attributable to Common Shares	$ 118,604	$ 134,921

Earnings Per Share (Note 4):

Basic	$ .36	$ .44

Diluted	$ .35	$ .41

Dividends per common share	$ .12	$ .11

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	March 28, 2004	Dec. 28, 2003
Assets
Current Assets
Cash and cash equivalents	$ 448,268	$ 247,603
Accounts receivable, net	732,342	867,145
Inventories	60,340	46,109
Broadcast rights, net	283,701	290,442
Deferred income taxes	95,131	99,921
Prepaid expenses and other	70,398	53,945

Total current assets	1,690,180	1,605,165

Property, plant and equipment	3,510,053	3,514,174
Accumulated depreciation	(1,728,495)	(1,726,271)

Net properties	1,781,558	1,787,903

Broadcast rights, net	286,332	359,039
Goodwill	5,467,254	5,480,291
Other intangible assets, net	3,169,840	3,152,325
Time Warner stock related to PHONES debt	269,120	285,440
Other investments	547,159	555,434
Prepaid pension costs	890,888	892,414
Other assets	149,075	162,141

Total assets	$ 14,251,406	$ 14,280,152

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	March 28, 2004	Dec. 28, 2003
Liabilities and Shareholders’ Equity
Current Liabilities
Long-term debt due within one year	$ 163,600	$ 193,413
Contracts payable for broadcast rights	305,006	311,841
Deferred income	162,258	91,576
Accounts payable, accrued expenses and other current liabilities	577,444	667,051

Total current liabilities	1,208,308	1,263,881

PHONES debt related to Time Warner stock	566,960	535,280
Other long-term debt (less portions due within one year)	1,845,357	1,846,337
Deferred income taxes	2,234,306	2,224,762
Contracts payable for broadcast rights	464,718	536,832
Compensation and other obligations	834,532	844,936

Total liabilities	7,154,181	7,252,028

Shareholders’ Equity
Series C convertible preferred stock, net of treasury stock	44,260	44,260
Series D-1 convertible preferred stock, net of treasury stock	38,097	38,097
Series D-2 convertible preferred stock, net of treasury stock	24,510	24,510
Common stock and additional paid-in capital	7,004,353	6,924,484
Retained earnings	2,984,113	3,008,460
Treasury common stock (at cost)	(3,008,767)	(3,025,203)
Accumulated other comprehensive income	10,659	13,516

Total shareholders’ equity	7,097,225	7,028,124

Total liabilities and shareholders’ equity	$ 14,251,406	$ 14,280,152

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	First Quarter Ended
	March 28, 2004	March 30, 2003
Operations
Net income	$ 120,681	$ 141,152
Adjustments to reconcile net income to net cash provided
by operations:
Loss on change in fair values of derivatives
and related investments	45,501	36,895
Gain on sales of subsidiaries and investments, net	(21,518)	(49,954)
Loss on investment write-downs and other	2,596	228
Depreciation	54,308	54,249
Amortization of intangible assets	4,302	2,542
Deferred income taxes	7,083	21,704
Decrease in accounts receivable	134,803	102,575
Tax benefit on stock options exercised	23,717	11,860
Other, net	(29,602)	10,871

Net cash provided by operations	341,871	332,122

Investments
Capital expenditures	(48,210)	(30,120)
Acquisitions and investments	(3,420)	(230,309)
Proceeds from sales of investments and subsidiaries	20,000	5,063

Net cash used for investments	(31,630)	(255,366)

Financing
Repayments of long-term debt	(34,979)	(89,983)
Sales of common stock to employees, net	45,616	45,609
Repurchases of common stock	(78,521)	–
Dividends	(41,692)	(35,888)

Net cash used for financing	(109,576)	(80,262)

Net increase (decrease) in cash and cash equivalents	200,665	(3,506)
Cash and cash equivalents, beginning of year	247,603	105,931

Cash and cash equivalents, end of quarter	$ 448,268	$ 102,425

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of March 28, 2004 and the results of their operations and cash flows for the quarters ended March 28, 2004 and March 30, 2003. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2004 presentation. These reclassifications had no impact on reported 2003 total revenues, operating profit or net income.

NOTE 2:   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Stock-Based Compensation — The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related Interpretations. Under APB No. 25, no compensation expense is recorded because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant. Under Financial Accounting Standard (“FAS”) No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as compensation expense over the vesting or service period. Had compensation cost for these plans been determined consistent with FAS No. 123, the Company’s first quarter net income and EPS would have been reduced to the following pro forma amounts (in thousands, except per share data):

	First Quarter Ended
	March 28, 2004	March 30, 2003
Net income, as reported	$ 120,681	$ 141,152
Less: pro forma stock-based employee
compensation expense, net of tax:
General option awards	(13,467)	(13,192)
Replacement option awards	(5,324)	(3,455)
Merit options awards	–	(202)
Employee stock purchase plan	(971)	(903)

Total pro forma compensation expense, net of tax	(19,762)	(17,752)

Pro forma net income	100,919	123,400
Preferred dividends, net of tax	(2,077)	(6,231)

Pro forma net income attributable
to common shares	$ 98,842	$ 117,169

Weighted average common shares
outstanding	329,303	306,966

Basic EPS, as reported	$ .36	$ .44
Basic EPS, pro forma	$ .30	$ .38

Adjusted weighted average
common shares outstanding	336,094	336,687

Diluted EPS, as reported	$ .35	$ .41
Diluted EPS, pro forma	$ .29	$ .36

In determining the pro forma compensation cost under the fair value method of FAS No. 123, using the Black-Scholes option pricing model, the following weighted average assumptions were used for general awards and replacement options:

	First Quarter Ended
	March 28, 2004		March 30, 2003
	General Awards	Replacement Options	General Awards	Replacement Options
Risk-free interest rate	3.2%	1.7%	2.8%	1.5%
Expected dividend yield	1.0%	1.0%	1.0%	1.0%
Expected stock price volatility	31.1%	25.7%	32.7%	29.7%
Expected life (in years)	5	2	5	2

Weighted average fair value	$ 15.48	$ 7.59	$ 13.73	$ 7.64

New Accounting Standards — In Jan. 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was effective for the Company as of Dec. 29, 2003. FIN 46, as subsequently amended, provides a new accounting model for determining when to consolidate investments that are less than wholly owned. The Company holds significant variable interests, as defined by FIN 46, in CareerBuilder, LLC and Classified Ventures, LLC, but the Company has determined that it is not the primary beneficiary of either entity. The Company’s maximum loss exposure related to these entities is limited to its equity investments in CareerBuilder, LLC and Classified Ventures, LLC of $81.1 million and $8.8 million, respectively. The adoption of FIN 46 had no impact on the Company.

NOTE 3:  GOODWILL AND OTHER INTANGIBLE ASSETS

Since the adoption of FAS No. 142, “Goodwill and Other Intangible Assets,” at the beginning of fiscal 2002 through the third quarter of 2003, the Company treated the intangible assets associated with network affiliation agreements as having indefinite lives and did not record amortization expense on these assets. In Dec. 2003, the staff of the Securities and Exchange Commission provided guidance regarding their accounting position in this area indicating that network affiliation agreements should be amortized. As a result, the Company began amortizing these assets in the fourth quarter of 2003 using a 40-year life. The Company believes the 40-year life is representative of the remaining expected useful life of the network affiliation intangibles. The provisions of FAS No. 142 require the Company to perform an impairment analysis at the time of a change in the estimated useful life of an intangible asset which was previously not being amortized. No adjustment to the network affiliation intangible assets was required as a result of this impairment review. In the future, the Company will no longer perform an annual test of the impairment of its network affiliation agreements under FAS No. 142, but will perform an impairment test when indicators of impairment are present, as required by FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”

Goodwill and other intangible assets at March 28, 2004 and Dec. 28, 2003 consisted of the following (in thousands):

	March 28, 2004			Dec. 28, 2003
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to
amortization
Subscribers (useful life of 15
to 20 years)	$195,750	$(45,611)	$ 150,139	$195,750	$(43,031)	$ 152,719
Network affiliation agreements
(useful life of 40 years)	290,320	(3,629)	286,691	290,320	(1,814)	288,506
Other (useful life of 3 to 40 years)	23,111	(3,731)	19,380	30,294	(3,824)	26,470

Total	$509,181	$(52,971)	456,210	$516,364	$(48,669)	467,695

Goodwill and other intangible assets not
subject to amortization
Goodwill
Publishing			3,920,158			3,920,158
Broadcasting and entertainment			1,547,096			1,560,133

Total goodwill			5,467,254			5,480,291
Newspaper mastheads			1,575,814			1,575,814
FCC licenses			1,129,884			1,100,884
Tradename			7,932			7,932

Total			8,180,884			8,164,921

Total goodwill and other intangible
assets			$8,637,094			$8,632,616

NOTE 4:  EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) were as follows (in thousands, except per share data):

	First Quarter Ended
	March 28, 2004	March 30, 2003
Basic EPS:
Net income	$ 120,681	$ 141,152
Preferred dividends, net of tax	(2,077)	(6,231)

Net income attributable to common shares	$ 118,604	$ 134,921
Weighted average common shares outstanding	329,303	306,966

Basic EPS	$ .36	$ .44

Diluted EPS:
Net income	$ 120,681	$ 141,152
Additional ESOP contribution required assuming Series B preferred
shares were converted, net of tax	–	(2,447)
Dividends on Series C, D-1, and D-2 preferred stock	(2,077)	(2,063)
LYONs interest expense, net of tax	–	1,560

Adjusted net income	$ 118,604	$ 138,202

Weighted average common shares outstanding	329,303	306,966
Assumed conversion of Series B preferred shares into common
shares	–	16,225
Assumed exercise of stock options, net of common shares assumed
repurchased with the proceeds	6,791	6,521
Assumed conversion of LYONs debt securities	–	6,975

Adjusted weighted average common shares outstanding	336,094	336,687

Diluted EPS	$ .35	$ .41

Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS for the first quarter of 2003 was computed assuming that the Series B convertible preferred shares and the LYONs debt securities had been converted into common shares as of the beginning of fiscal year 2003. The Series B convertible preferred shares were converted into approximately 15.4 million shares of common stock on Dec. 16, 2003, and the LYONs were converted into approximately seven million shares of common stock during June 2003. In addition, in the first quarter diluted EPS calculations for both 2004 and 2003, weighted average common shares outstanding were adjusted for the dilutive effect of stock options. The Company’s stock options and convertible securities are included in the calculation of diluted EPS only when their effects are dilutive. In the 2004 and 2003 first quarter calculations of diluted EPS, 2.1 million and 2.4 million shares, respectively, related to the Company’s Series C, D-1 and D-2 convertible preferred stocks, and 2.2 million and 2.5 million shares, respectively, related to the Company’s outstanding options, were not included because their effects were antidilutive.

NOTE 5:    CHANGES IN OPERATIONS AND NON-OPERATING ITEMS

Acquisitions – On March 21, 2003, the Company acquired the stock of KPLR-TV, St. Louis, and the assets of KWBP-TV, Portland, Oregon, from ACME Communications for a total of $275 million. The Company acquired the stock of KPLR-TV for $200 million in cash. The acquisition of the assets of KWBP-TV was structured as a like-kind asset exchange for income tax purposes. It was funded with the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM), with an estimated fair market value of $55 million, plus $20 million in cash. The Company has allocated $153 million, $42 million and $136 million of the purchase price to FCC licenses, network affiliations and goodwill, respectively. The purchase price allocation was finalized during the first quarter of 2004.

Non-Operating Items – The first quarters of 2004 and 2003 included several non-operating items, summarized as follows (in thousands):

	First Quarter Ended March 28, 2004		First Quarter Ended March 30, 2003
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on change in fair values
of derivatives and related investments	$(45,501)	$(27,755)	$(36,895)	$(22,580)
Gain on sales of subsidiaries and
investments, net	21,518	13,126	49,954	30,572
Loss on investment write-downs and other	(2,596)	(1,584)	(228)	(139)

Total non-operating items	$(26,579)	$(16,213)	$ 12,831	$ 7,853

In the first quarter of 2004, changes in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. The $46 million non-cash pretax loss resulted from a $29 million increase in the fair value of the derivative component of the Company’s PHONES and a $17 million decrease in the fair value of 16.0 million shares of Time Warner common stock.

In 2004, the gain on sales of subsidiaries and investments related primarily to the sale of the Company’s 50% interest in La Opinión for $20 million, resulting in a pretax gain of $18 million.

In the first quarter of 2003, changes in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. The $37 million non-cash pretax loss resulted from a $20 million increase in the fair value of the derivative component of the Company’s PHONES and a $17 million decrease in the fair value of the 16.0 million shares of Time Warner common stock.

In the first quarter of 2003, the gain on sales of subsidiaries and investments resulted primarily from the divestiture of the assets of the Company’s remaining Denver radio station, KKHK-FM. KKHK-FM, now known as KQMT-FM, plus cash of $20 million, was exchanged for the assets of KWBP-TV, Portland, Ore. and resulted in a pretax gain of $51 million.

NOTE 6:    INVENTORIES

Inventories consisted of the following (in thousands):

	March 28, 2004	Dec. 28, 2003
Newsprint (at LIFO)	$47,780	$34,181
Supplies and other	12,560	11,928

Total inventories	$60,340	$46,109

Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $3.0 million and $2.9 million at March 28, 2004 and Dec. 28, 2003, respectively.

NOTE 7:   LONG-TERM DEBT

Debt consisted of the following (in thousands):

	March 28, 2004	Dec. 28, 2003

Medium-term notes, weighted average
interest rate of 6.2%, due 2004-2008	$ 883,285	$ 913,285
Capitalized real estate obligation, effective interest rate of
7.7%, expiring 2009	84,341	87,511
7.45% notes due 2009, net of unamortized discount of $4,004
and $4,185	395,996	395,815
7.25% debentures due 2013, net of unamortized discount of $5,547
and $5,699	142,668	142,516
7.5% debentures due 2023, net of unamortized discount of $4,614
and $4,673	94,136	94,077
6.61% debentures due 2027, net of unamortized discount of $7,320
and $7,396	242,680	242,604
7.25% debentures due 2096, net of unamortized discount of $18,633
and $18,680	129,367	129,320
Interest rate swap	33,596	31,588
Other notes and obligations	2,888	3,034

Total debt excluding PHONES	2,008,957	2,039,750
Less portions due within one year	(163,600)	(193,413)

Long-term debt excluding PHONES	1,845,357	1,846,337
2% PHONES debt related to Time Warner stock, due 2029	566,960	535,280

Total long-term debt	$ 2,412,317	$ 2,381,617

Exchangeable Subordinated Debentures due 2029 (“PHONES”) — Under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. The fair value of the derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $700 million and $650 million at March 28, 2004 and Dec. 28, 2003, respectively.

At March 28, 2004 and Dec. 28, 2003, the discounted debt and derivative components of the PHONES were as follows (in thousands):

	March 28, 2004	Dec. 28, 2003
PHONES Debt:
Discounted debt component (at book value)	$434,640	$432,160
Derivative component (at fair value)	132,320	103,120

Total	$566,960	$535,280

Time Warner stock related to PHONES (at fair value)	$269,120	$285,440

In 1999, the Company issued 8.0 million PHONES for an aggregate principal amount of approximately $1.3 billion. The principal amount was equal to the value of 16.0 million shares of Time Warner common stock at the closing price of $78.50 per share on April 7, 1999. The Company may redeem the PHONES at any time for the higher of $157 per PHONES or the then market value of two shares of Time Warner common stock, subject to certain adjustments. At any time, holders of the PHONES may exchange a PHONES for an amount of cash equal to 95% (or 100% under certain circumstances) of the market value of two shares of Time Warner common stock.

At March 28, 2004, the market value per PHONES was $87.50 and the market value of two shares of Time Warner common stock was $33.64. If the PHONES are exchanged in the next year, the Company intends to refinance the PHONES, and has the ability to do so, on a long-term basis, through its existing revolving credit agreements. Accordingly, the PHONES have been classified as long-term.

Long-Term Debt Retirement — In the second quarter of 2004, the Company redeemed all of its outstanding $400 million 7.45% debentures due 2009 and retired $66 million of its 7.25% debentures due 2013 and $165 million of its 6.61% debentures due 2027 through cash tender offers. The Company paid approximately $760 million to retire this debt and, as a result, will record a one-time, after-tax non-operating charge of approximately $85 million, or $.26 per diluted share, in the second quarter of 2004. The Company funded these transactions with cash and the issuance of commercial paper.

6.61% Debentures — In connection with the Times Mirror acquisition, the Company assumed $250 million of 6.61% debentures due Sept. 15, 2027 (“Debentures”). The Debentures are redeemable at the option of the Company, in whole or in part, at any time after Sept. 15, 2004 at a redemption price equal to the greater of (a) 100% of the principal amount or (b) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date. The Debentures may be put to the Company on Sept. 15, 2004 at 100% of face value plus accrued interest. If the Debentures are put to the Company on Sept. 15, 2004, the Company intends to refinance them, and has the ability to do so, on a long-term basis, through existing revolving credit agreements. Accordingly, these Debentures have been classified as long-term. Subsequent to the long-term debt retirement in the second quarter of 2004, $85 million of the Debentures remained outstanding.

Interest Rate Swap — The Company is currently a party to one interest rate swap agreement assumed in connection with the Times Mirror merger. This swap agreement relates to the $100 million of 7.5% debentures due in 2023 and effectively converts the fixed 7.5% rate to a variable rate based on LIBOR.

Revolving Credit Agreements — On March 26, 2004, the Company renegotiated its revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.0 billion, expiring in Dec. 2008. The new agreements contain various interest rate options and provide for annual fees based on a percentage of the commitment. The agreements contain covenants which require the Company to maintain a minimum interest coverage ratio. At March 28, 2004, no amounts were borrowed under the agreements, and the Company was in compliance with the covenants.

NOTE 8:   PENSION AND POSTRETIREMENT BENEFITS

The components of net periodic benefit cost (credit) for Company-sponsored plans were as follows (in thousands):

	Pension Benefits First Quarter Ended		Other Postretirement Benefits First Quarter Ended
	March 28, 2004	March 30, 2003	March 28, 2004	March 30, 2003
Service cost	$ 5,237	$ 4,568	$ 467	$ 649
Interest cost	20,032	19,655	2,927	2,966
Expected return on plans' assets	(32,796)	(34,483)	–	–
Recognized actuarial loss	11,096	6,077	34	–
Amortization of prior service costs	(459)	(465)	(139)	2
Amortization of transition asset	(1)	(212)	–	–

Net periodic benefit cost (credit)	$ 3,109	$(4,860)	$ 3,289	$3,617

For the year ended Dec. 28, 2003, the Company plans to contribute $6 million to certain of its union and non-qualified pension plans and $17 million to its other postretirement benefit plans in 2004. As of March 28, 2004,

$1.8 million of contributions have been made to its union and non-qualified pension plans and $4.3 million of contributions have been made to its other postretirement benefit plans.

NOTE 9:   COMPREHENSIVE INCOME

Other comprehensive income for the quarters ended March 28, 2004 and March 30, 2003 includes unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments. Comprehensive income reflects all changes in the net assets of the Company during the period from transactions and other events and circumstances except those resulting from any stock issuances and dividends.

The Company’s comprehensive income is as follows (in thousands):

	First Quarter Ended
	March 28, 2004	March 30, 2003
Net income	$ 120,681	$ 141,152

Unrealized holding loss on marketable securities classified
as available for sale:
Unrealized holding loss arising during the
period, before tax	(4,517)	(4,694)
Less: adjustment for loss on sales of investments
included in net income	–	55
Income taxes	1,698	1,800

Change in net unrealized gain on securities	(2,819)	(2,839)

Change in foreign currency translation adjustments, net of tax	(38)	–

Other comprehensive loss	(2,857)	(2,839)

Comprehensive income	$ 117,824	$ 138,313

NOTE 10:   OTHER DEVELOPMENTS

On June 2, 2003, the FCC adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rule eliminates the cross-ownership prohibition entirely in markets with nine or more television stations and permits combinations of one newspaper and one television station in markets having between four and eight television stations. Tribune complies with the new rule in each of the five markets where it owns both newspaper and television operations – New York, Los Angeles, Chicago, South Florida and Hartford. The new media ownership rules were scheduled to become effective on Sept. 4, 2003. The United States Court of Appeals for the Third Circuit has stayed the effectiveness of the new media ownership rules pending the outcome of a lawsuit filed with that Court by various public interest groups challenging the new rules. The Company filed a Petition for Review in that proceeding and in Feb. 2004, participated in oral arguments before the Third Circuit. The Company cannot predict with certainty the ultimate effect that the pending litigation will have on the new television/newspaper cross-ownership rules.

During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service (“IRS”) has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of March 28, 2004, the interest on the proposed taxes would be approximately $285 million. The Company intends to vigorously defend its position in U.S. Tax Court. A trial date has been scheduled for Dec. 2004. However, the Company does not expect to receive the Court’s decision before the fourth quarter of 2005. A tax reserve of $180 million, plus $58 million of interest, relating to these transactions is included in “compensation and other obligations” on the unaudited condensed consolidated balance sheets.

NOTE 11:   SEGMENT INFORMATION

Financial data for each of the Company’s business segments are as follows (in thousands):

	First Quarter Ended
	March 28, 2004	March 30, 2003
Operating revenues:
Publishing	$ 1,003,583	$ 973,583
Broadcasting and entertainment	328,734	316,464

Total operating revenues	$ 1,332,317	$ 1,290,047

Operating profit (1)
Publishing	$ 189,548	$ 197,601
Broadcasting and entertainment	96,619	90,197
Corporate expenses	(12,892)	(11,389)

Total operating profit	$ 273,275	$ 276,409

	March 28, 2004	Dec. 28, 2003
Assets:
Publishing	$ 8,175,869	$ 8,216,160
Broadcasting and entertainment	4,309,444	4,452,605
Corporate	1,766,093	1,611,387

Total assets	$14,251,406	$14,280,152

(1)     Operating profit for each segment excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the first quarter of 2004 to the first quarter of 2003. Certain prior year amounts have been reclassified to conform with the 2004 presentation. These reclassifications had no impact on reported 2003 total revenues, operating profit or net income.

FORWARD-LOOKING STATEMENTS

The discussion contained in this Item 2 (including, in particular, the discussion under “Liquidity and Capital Resources” and “Outlook”), the information contained in the preceding notes to the unaudited condensed consolidated financial statements and the information contained in Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” contain certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: changes in advertising demand, newsprint prices, cost of broadcast rights, interest rates, competition and other economic conditions; regulatory and judicial rulings; changes in accounting standards; adverse results from litigation or tax related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments, divestitures, derivative transactions and litigation on the Company’s results of operations and financial condition; and the Company’s reliance on third-party vendors for various services. The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RECENT DEVELOPMENTS

In the second quarter of 2004, the Company redeemed all of its outstanding $400 million 7.45% debentures due 2009 and retired $66 million of its 7.25% debentures due 2013 and $165 million of its 6.61% debentures due 2027 through cash tender offers. The Company paid approximately $760 million to retire this debt and, as a result, will incur a one-time, after-tax non-operating charge of approximately $85 million, or $.26 per diluted share, in the second quarter of 2004. The Company funded these transactions with cash and the issuance of commercial paper.

On June 2, 2003, the FCC adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rule eliminates the cross-ownership prohibition entirely in markets with nine or more television stations and permits combinations of one newspaper and one television station in markets having between four and eight television stations. Tribune complies with the new rule in each of the five markets where it owns both newspaper and television operations – New York, Los Angeles, Chicago, South Florida and Hartford. The new media ownership rules were scheduled to become effective on Sept. 4, 2003. The United States Court of Appeals for the Third Circuit has stayed the effectiveness of the new media ownership rules pending the outcome of a lawsuit filed with that Court by various public interest groups challenging the new rules. The Company filed a Petition for Review in that proceeding and in Feb. 2004, participated in oral arguments before the Third Circuit. The Company cannot predict with certainty the ultimate effect that the pending litigation will have on the new television/newspaper cross-ownership rules.

NON-OPERATING ITEMS

The first quarters of 2004 and 2003 included several non-operating items, summarized as follows (in millions):

	First Quarter, 2004		First Quarter, 2003
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on change in fair values
of derivatives and related investments	$ (45.5)	$ (27.7)	$ (36.9)	$ (22.6)
Gain on sales of subsidiaries and
investments, net	21.5	13.1	49.9	30.6
Loss on investment write-downs and other	(2.6)	(1.6)	(.2)	(.1)

Total non-operating items	$ (26.6)	$ (16.2)	$ 12.8	$ 7.9

In the first quarter of 2004, changes in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. The $46 million non-cash pretax loss resulted from a $29 million increase in the fair value of the derivative component of the Company’s PHONES and a $17 million decrease in the fair value of 16.0 million shares of Time Warner common stock.

In 2004, the gain on sales of subsidiaries and investments related primarily to the sale of the Company’s 50% interest in La Opinión for $20 million, resulting in a pretax gain of $18 million.

In the first quarter of 2003, changes in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. The $37 million non-cash pretax loss resulted from a $20 million increase in the fair value of the derivative component of the Company’s PHONES and a $17 million decrease in the fair value of the 16.0 million shares of Time Warner common stock.

In the first quarter of 2003, the gain on sales of subsidiaries and investments resulted primarily from the divestiture of the assets of the Company’s remaining Denver radio station, KKHK-FM. KKHK-FM, now known as KQMT-FM, plus cash of $20 million, was exchanged for the assets of KWBP-TV, Portland, Ore. and resulted in a pretax gain of $51 million.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2004 and 2003 first quarters reflect these seasonal patterns.

CONSOLIDATED

The Company’s consolidated operating results for the first quarters of 2004 and 2003 are shown in the table below.

	First Quarter
(In millions, except per share data)	2004	2003	Change

Operating revenues	$ 1,332	$ 1,290	+	3%

Operating profit (1)	$ 273	$ 276	-	1%

Net loss on equity investments	$ (4)	$ (9)	-	51%

Net income	$ 121	$ 141	-	15%

Diluted earnings per share	$ .35	$ .41	-	15%

(1)     Operating profit excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

Earnings Per Share (“EPS”) – Diluted EPS for the 2004 first quarter was $.35, down from $.41 in 2003. The 2004 first quarter results included a net non-operating loss of $.05 per diluted share, while the 2003 first quarter results included a net non-operating gain of $.02 per diluted share.

Operating Revenues and Profit – The Company’s consolidated operating revenues, depreciation and amortization expense and operating profit by business segment for the first quarter were as follows:

	First Quarter
(In millions)	2004	2003	Change
Operating revenues
Publishing	$ 1,003	$ 974	+	3%
Broadcasting and entertainment	329	316	+	4%

Total operating revenues	$ 1,332	$ 1,290	+	3%

Depreciation and amortization expense
Publishing	$ 45	$ 45		–
Broadcasting and entertainment	13	11	+	16%
Corporate	1	1	-	20%

Total depreciation and amortization expense	$ 59	$ 57	+	3%

Operating profit (loss) (1)
Publishing	$ 189	$ 198	-	4%
Broadcasting and entertainment	97	90	+	7%
Corporate expenses	(13)	(12)	+	13%

Total operating profit	$ 273	$ 276	-	1%

(1)   Operating profit for each segment excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

Consolidated operating revenues for the 2004 first quarter rose 3% to $1.33 billion from $1.29 billion in 2003 primarily due to improvements in publishing advertising revenues and a rise in broadcasting and entertainment television group revenues. Excluding the March 2003 acquisitions of KPLR-TV, St. Louis and KWBP-TV, Portland (“on a comparable basis”), revenues were up 3%, or $33 million, in the first quarter of 2004.

Consolidated operating profit fell 1%, or $3 million, in the first quarter of 2004. Publishing operating profit decreased 4%, or $9 million, mainly due to increases in compensation and newsprint and ink expenses, partially offset by increases in advertising revenues at New York, Chicago, Fort Lauderdale and Los Angeles. Broadcasting and entertainment operating profit was up 7%, or $7 million, in the first quarter of 2004, primarily due to increased television advertising revenues and lower broadcast rights amortization expense, partially offset by increased compensation expense. On a comparable basis, consolidated operating profit decreased 2%, or $6 million, in the first quarter of 2004.

Operating Expenses – Consolidated operating expenses for the first quarter were as follows:

	First Quarter
(In millions)	2004	2003	Change

Cost of sales	$ 642	$ 624	+	3%
Selling, general and administrative	358	333	+	8%
Depreciation and amortization	59	57	+	3%

Total operating expenses	$1,059	$1,014	+	4%

Cost of sales increased 3%, or $18 million, in the 2004 first quarter. On a comparable basis, cost of sales was up 2%, or $15 million, primarily due to higher compensation and newsprint and ink expenses, partially offset by a decline in broadcast rights amortization expense. Compensation expense rose 8%, or $19 million, due to salary increases and higher retirement plan expense. On a comparable basis, compensation expense was up 8%, or $18 million, in the first quarter of 2004. Newsprint and ink expense increased 10%, or $10 million, as average newsprint costs rose 9% and consumption increased slightly. Broadcast rights amortization expense decreased

9%, or $8 million. On a comparable basis, broadcast rights amortization expense was down 11%, or $10 million, in the first quarter of 2004.

Selling, general and administrative expenses (“SG&A”) were up 8%, or $25 million, in the 2004 first quarter. On a comparable basis, SG&A expenses rose 7%, or $22 million, primarily due to an increase in compensation expense. Compensation expense increased 8%, or $14 million, due to salary increases and higher retirement plan expense. On a comparable basis, compensation expense was up 7%, or $12 million, in the first quarter of 2004.

The increase in depreciation and amortization of intangible assets in the first quarter of 2004 is primarily due to amortization of network affiliation agreements (see Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof).

PUBLISHING

Operating Revenues and Profit – The following table presents publishing operating revenues, operating expenses and operating profit for the first quarter.

	First Quarter
(In millions)	2004	2003	Change

Operating revenues	$1,003	$974	+	3%

Operating expenses	814	776	+	5%

Operating profit (1)	$ 189	$198	-	4%

(1)   Operating profit excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

Publishing operating revenues for the 2004 first quarter rose 3%, or $29 million, primarily due to increases in advertising revenue at all newspapers, mainly in New York, Chicago, Fort Lauderdale and Los Angeles.

Operating profit for the 2004 first quarter fell 4%, or $9 million, mainly as a result of higher compensation and newsprint and ink expenses, partially offset by increased advertising revenues.

Publishing operating revenues, by classification, for the first quarter were as follows:

	First Quarter
(In millions)	2004	2003	Change

Advertising
Retail	$ 305	$292	+	5%
National	200	193	+	4%
Classified	269	255	+	5%

Total advertising	774	740	+	5%
Circulation	166	170	-	2%
Other	63	64	-	1%

Total revenues	$1,003	$974	+	3%

Total advertising revenues rose 5% in the 2004 first quarter. Retail advertising was up 5%, or $13 million, due to increases in furniture/home furnishing, hardware, food and health care, partially offset by a decline in department stores and electronics categories. Preprint revenues, which are the primary contributor to retail advertising growth, increased 7%, led by a 14% increase in Los Angeles. Preprint revenue in Fort Lauderdale and Chicago was up 13% and 6%, respectively. New York preprint revenue was flat. National advertising revenue for the first quarter of 2004 increased 4%, or $7 million, primarily due to increases in financial, auto manufacturers and travel/resorts categories, partially offset by decreases in hi-tech and movies and entertainment. Classified advertising revenues rose 5%, or $14 million, in the 2004 first quarter primarily due to a 10% increase in help wanted, a 5% increase in auto and a 3% increase in real estate. First quarter 2004 interactive revenues, which are included in the above categories, increased 38% to $29 million primarily due to strength in classified and banner/sponsorship advertising.

Advertising volume for the first quarter was as follows:

	First Quarter
(Inches in thousands)	2004	2003	Change

Full run
Retail	1,432	1,349	+	6%
National	999	919	+	9%
Classified	2,605	2,481	+	5%

Total full run	5,036	4,749	+	6%
Part run	4,961	4,623	+	7%

Total inches	9,997	9,372	+	7%

Preprint pieces (in millions)	3,268	3,008	+	9%

Full run advertising inches increased 6% in the first quarter of 2004 due to increases in all advertising categories. Full run retail advertising inches increased 6% primarily due to increases in Los Angeles, Chicago, New York and the new Spanish language publications, Hoy, partially offset by a decrease in Orlando. Full run national advertising inches were up 9% due to increases in Baltimore, Orlando and Hoy, partially offset by a decline in Los Angeles. Full run classified advertising inches rose 5% in the 2004 first quarter due to increases in New York, Chicago, Baltimore and Hoy, partially offset by decreases in Fort Lauderdale and Los Angeles. Part run advertising inches increased 7% in the 2004 first quarter due to increases in Chicago and Los Angeles. Preprint advertising pieces rose 9% in the first quarter due to increases in Chicago, Los Angeles and Fort Lauderdale.

Circulation revenues were down 2% primarily due to increased discounts in Los Angeles and New York. Total average daily and Sunday copies were up 3% to 3,561,000 copies and 2% to 5,026,000 copies, respectively, compared with the first quarter of 2003.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues decreased 1%, or $1 million, in the 2004 first quarter.

Operating Expenses – Operating expenses for the first quarter were as follows:

	First Quarter
(In millions)	2004	2003	Change

Compensation	$351	$328	+	7%
Newsprint and ink	116	106	+	10%
Circulation	116	111	+	4%
Promotion	25	24	+	4%
Depreciation and amortization	45	45		–
Other	161	162	-	1%

Total operating expenses	$814	$776	+	5%

Publishing operating expenses increased 5%, or $38 million, in the 2004 first quarter primarily due to a rise in compensation and newsprint and ink expenses, as well as expenses related to new publications. Compensation expense rose 7%, or $23 million, primarily due to higher retirement plan and other benefits expense. Newsprint and ink expense was up 10%, or $10 million, due to a 9% increase in average newsprint costs and a slight increase in consumption. Operating expenses associated with new publications, included in the above categories, totaled about $8 million in the first quarter of 2004.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit – The following table presents broadcasting and entertainment operating revenues, operating expenses and operating profit for the first quarter. Entertainment includes Tribune Entertainment and the Chicago Cubs.

	First Quarter
(In millions)	2004	2003	Change

Operating revenues
Television	$ 307	$ 289	+	6%
Radio/entertainment	22	27	-	18%

Total operating revenues	$ 329	$ 316	+	4%

Operating expenses
Television	$ 204	$ 195	+	5%
Radio/entertainment	28	31	-	10%

Total operating expenses	$ 232	$ 226	+	3%

Operating profit (loss) (1)
Television	$ 103	$ 94	+	9%
Radio/entertainment	(6)	(4)	+	51%

Total operating profit	$ 97	$ 90	+	7%

(1)   Operating profit excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

Broadcasting and entertainment operating revenues increased 4%, or $13 million, in the 2004 first quarter due to higher television revenues. Television revenues were up 6%, or $18 million, in the first quarter due to higher advertising revenues, which were driven by growth in the auto and financial categories, partially offset by softness in movies and fast food. On a comparable basis, television revenues were up 3% in the first quarter of 2004.

Operating profit for broadcasting and entertainment was up 7%, or $7 million, in the 2004 first quarter. On a comparable basis, operating profit was up 4%, or $3 million, due to a rise in television operating profit. Television operating profit increased 9%, or $9 million, in the 2004 first quarter. On a comparable basis, television operating profit increased 6%, or $5 million, due to a 3% increase in revenues and a decline in broadcast rights amortization expense, partially offset by higher compensation expense.

Operating Expenses – Operating expenses for the first quarter were as follows:

	First Quarter
(In millions)	2004	2003	Change

Compensation	$ 76	$ 68	+	11%
Broadcast rights amortization	87	95	-	9%
Depreciation and amortization	13	11	+	16%
Other	56	52	+	9%

Total operating expenses	$232	$226	+	3%

Broadcasting and entertainment operating expenses increased 3%, or $6 million, in the first quarter of 2004. On a comparable basis, broadcasting and entertainment operating expenses were down $1 million due to a decline in broadcast rights amortization expense, partially offset by an increase in compensation expense and other cash expenses. Compensation expense increased 11%, or $8 million, in the 2004 first quarter due to the impact of acquisitions and higher benefit expenses. On a comparable basis, compensation expense increased 7%, or $5 million, in the 2004 first quarter. Broadcast rights amortization expense decreased 9%, or $8 million. On a comparable basis, broadcast rights amortization expense decreased 11%, or $10 million, in the 2004 first quarter. Other cash expenses were up 9%, or $4 million, due to higher selling and administrative costs. On a comparable basis, other cash expenses were up 6%, or $3 million, in the first quarter of 2004.

CORPORATE EXPENSES

Corporate expenses for the 2004 first quarter increased 13% to $13 million mainly due to higher compensation, including increased retirement plan expense.

EQUITY RESULTS

Net loss on equity investments totaled $4 million in the 2004 first quarter, compared with a loss of $9 million in 2003. The improved results reflect increased equity income from TV Food Network.

INTEREST AND INCOME TAXES

Interest expense for the 2004 first quarter decreased 8% to $47 million from $51 million last year primarily due to a reduction in outstanding debt. Interest income decreased to $1 million in the first quarter of 2004 from $2 million in 2003.

The effective tax rate in the 2004 first quarter was 38.7%, compared with a rate of 39.0% in the first quarter of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by operations in the first quarter was $342 million in 2004, up from $332 million in 2003. The increase was mainly due to changes in working capital requirements. The Company expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and stock.

Net cash used for investments totaled $32 million in the first quarter of 2004 compared with $255 million in the first quarter of 2003. The Company spent $48 million for capital expenditures and $3 million in cash for investments and received $20 million from the sale of investments in the first quarter of 2004.

Net cash used for financing activities in the first quarter of 2004 was $110 million and included repayments of long-term debt, repurchases of common stock and the payment of dividends, partially offset by proceeds from sales of stock to employees. The Company repaid $35 million of long-term debt during the first quarter of 2004. The Company repurchased 1.6 million shares of its common stock in the first quarter of 2004. At March 28, 2004, the Company had authorization to repurchase an additional $1.3 billion of its common stock. Quarterly dividends on the Company’s common stock increased from $.11 in 2003 to $.12 per share in 2004.

The Company has revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.0 billion. As of March 28, 2004, no amounts were borrowed under these credit agreements.

The Company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. The Company’s commercial paper is rated “A-1,” “P-2” and “F-1” by Standard & Poor’s, Moody’s Investors Services (“Moody’s”) and Fitch Ratings (“Fitch”), respectively. The Company’s senior unsecured long-term debt was rated “A” by Standard & Poor’s, “A3” by Moody’s, and “A” by Fitch.

During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service (“IRS”) has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of March 28, 2004, the interest on the proposed taxes would be approximately $285 million. The Company intends to vigorously defend its position in U.S. Tax Court. A trial date has been scheduled for Dec. 2004. However, the Company does not expect to receive the Court’s decision before the fourth quarter of 2005. A tax reserve of $180 million, plus $58 million of interest, relating to these transactions is included in “compensation and other obligations” on the unaudited condensed consolidated balance sheets.

The resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than what has been provided by the Company.

Off-Balance Sheet Arrangements – Off-balance sheet arrangements as defined by the Securities and Exchange Commission would include the following four items: obligations under certain guarantees or contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interests. The Company has not entered into any material arrangements, which would fall under the four types of off-balance sheet arrangements, as defined by the Securities and Exchange Commission, which would be reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity or capital expenditures.

OUTLOOK

Consolidated revenues for 2004 are expected to grow about 6%, including about 1% from new publications, and will continue to be affected by many factors, including changes in national and local economic conditions, consumer confidence, job creation and unemployment rates. Consolidated operating expenses are expected to increase about 5.5% in both the first and second halves of 2004 due to higher expenses for retirement and medical plans, newsprint and the impact of new publications. Equity income is projected to be somewhat higher than 2003. Interest expense is expected to decrease from 2003 due to a lower average debt level and the impact of the debt refinancing in the second quarter of 2004. The effective income tax rate for 2004 is expected to be approximately 39%.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following represents an update of the Company’s market-sensitive financial information. This information contains forward-looking statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 28, 2003.

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

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			March 28, 2004	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Common stock
investments in
public companies	$38,143	$43,592	$49,041	$54,490 (1)	$59,939	$65,389	$70,838

(1)	Includes approximately 3.2 million shares of Time Warner common stock valued at $54 million. Excludes 16.0 million shares of Time Warner common stock. See discussion below.

During the last 12 quarters, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in seven of the quarters, by 20% or more in five of the quarters and by 30% or more in three of the quarters.

Derivatives and related trading securities. The Company has issued 8.0 million PHONES indexed to the value of its investment in 16.0 million shares of Time Warner common stock (see Note 8 to the Company’s consolidated financial statements in the 2003 Annual Report on Form 10-K). This investment in Time Warner is classified as a trading security, and changes in its fair value, as well as changes in the fair value of the related derivative component of the PHONES, are recorded in the statement of income. Since the issuance of the PHONES in April 1999, there have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related Time Warner shares.

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or $157 per PHONES. At March 28, 2004, the PHONES carrying value was approximately $567.0 million.

The following analysis presents the hypothetical change in the fair value of the Company’s 16.0 million shares of Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			March 28, 2004	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Time Warner common stock	$188,384	$215,296	$242,208	$269,120	$296,032	$322,944	$349,856

During the last 12 quarters, market price movements have caused the fair value of the Company’s 16.0 million shares in Time Warner common stock to change by 10% or more in seven of the quarters, by 20% or more in five of the quarters and by 30% or more in four of the quarters.

ITEM 4.   CONTROLS AND PROCEDURES.

As of March 28, 2004, the Company’s management, including the Chairman, President and Chief Executive Officer and the Senior Vice President/Finance and Administration (Chief Financial Officer), carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and Senior Vice President/Finance and Administration (Chief Financial Officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings, including this quarterly report.

There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended March 28, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The information contained in Note 10 to the unaudited condensed consolidated financial statements in Part I, Item 1 hereof is incorporated herein by reference.

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

In 2000, the Company’s Board of Directors authorized the Company to repurchase $2.5 billion of its common stock. Through Dec. 28, 2003, the Company repurchased 28.7 million shares of its common stock at a cost of $1.2 billion under this authorization. First quarter 2004 repurchases, by fiscal period, were as follows (in thousands, except average price):

	Shares Repurchased	Average Price	Total Number of Shares Repurchased	Value of Shares that May Yet be Repurchased
Period 1 (5 weeks ended Feb. 1, 2004)	–	$ –	28,723	$1,332,497
Period 2 (4 weeks ended Feb. 29, 2004)	411	50.51	29,134	1,311,728
Period 3 (4 weeks ended March 28, 2004)	1,157	49.92	30,291	1,253,976

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a) Exhibits.

31.1 — Certification of Dennis J. FitzSimons, Chairman, President and Chief Executive Officer of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 — Certification of Donald C. Grenesko, Senior Vice President/Finance and Administration (Chief Financial Officer) of the Company, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 — Certification of Dennis J. FitzSimons, Chairman, President and Chief Executive Officer of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 — Certification of Donald C. Grenesko, Senior Vice President/Finance and Administration (Chief Financial Officer) of the Company, pursuant to 18 United States Code Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K.

On January 28, 2004, the Company furnished a report on Form 8-K that included a press release announcing the Company’s fourth quarter and full year 2003 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIBUNE COMPANY (Registrant)
Date: April 30, 2004	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)