Form 10-Q
period 2004-06-27
TRIBUNE CO
filed 2004-07-30
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 27, 2004

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

        At July 23, 2004 there were 318,281,734 shares outstanding of the Company’s Common Stock ($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the Company.

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)

	Second Quarter Ended		First Half Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Operating Revenues	$ 1,495,931	$ 1,449,626	$ 2,828,248	$ 2,739,673

Operating Expenses
Cost of sales (exclusive of items shown below)	700,175	685,302	1,342,483	1,309,047
Selling, general and administrative	417,186	337,022	775,310	670,124
Depreciation	55,006	54,116	109,314	108,365
Amortization of intangible assets	4,807	3,667	9,109	6,209

Total operating expenses	1,177,174	1,080,107	2,236,216	2,093,745

Operating Profit	318,757	369,519	592,032	645,928

Net income/(loss) on equity investments	4,385	1,508	12	(7,506)
Interest income	1,023	1,906	2,299	3,981
Interest expense	(36,247)	(50,651)	(82,925)	(101,598)
Gain/(loss) on change in fair values of derivatives
and related investments	20,229	53,632	(25,272)	16,737
Loss on early debt retirement	(140,506)	–	(140,506)	–
Gain/(loss) on sales of subsidiaries and investments, net	(2,644)	1,984	18,874	51,938
Loss on investment write-downs and other, net	(4,480)	(3,609)	(7,076)	(3,837)

Income Before Income Taxes	160,517	374,289	357,438	605,643
Income taxes	(64,131)	(144,787)	(140,372)	(234,989)

Net Income	96,386	229,502	217,066	370,654
Preferred dividends, net of tax	(2,077)	(6,105)	(4,154)	(12,336)

Net Income Attributable to Common Shares	$ 94,309	$ 223,397	$ 212,912	$ 358,318

Earnings Per Share (Note 2):

Basic	$ .29	$ .72	$ .65	$ 1.16

Diluted	$ .29	$ .67	$ .64	$ 1.08

Dividends per common share	$ .12	$ .11	$ .24	$ .22

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	June 27, 2004	Dec. 28, 2003

Assets
Current Assets
Cash and cash equivalents	$ 115,666	$ 247,603
Accounts receivable, net	844,982	867,145
Inventories	65,393	46,109
Broadcast rights, net	235,358	290,442
Deferred income taxes	90,342	99,921
Prepaid expenses and other	58,481	53,945

Total current assets	1,410,222	1,605,165

Property, plant and equipment	3,526,253	3,514,174
Accumulated depreciation	(1,758,579)	(1,726,271)

Net properties	1,767,674	1,787,903

Broadcast rights, net	262,336	359,039
Goodwill	5,467,806	5,480,291
Other intangible assets, net	3,165,066	3,152,325
Time Warner stock related to PHONES debt	278,880	285,440
Other investments	560,399	555,434
Prepaid pension costs	888,781	892,414
Other assets	147,916	162,141

Total assets	$ 13,949,080	$ 14,280,152

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	June 27, 2004	Dec. 28, 2003

Liabilities and Shareholders’ Equity
Current Liabilities
Long-term debt due within one year	$ 421,773	$ 193,413
Contracts payable for broadcast rights	280,307	311,841
Deferred income	134,373	91,576
Accounts payable, accrued expenses and other current liabilities	592,741	667,051

Total current liabilities	1,429,194	1,263,881

PHONES debt related to Time Warner stock	559,040	535,280
Other long-term debt (less portions due within one year)	1,786,957	1,846,337
Deferred income taxes	2,245,602	2,224,762
Contracts payable for broadcast rights	431,173	536,832
Compensation and other obligations	835,855	844,936

Total liabilities	7,287,821	7,252,028

Shareholders' Equity
Series C convertible preferred stock, net of treasury stock	44,260	44,260
Series D-1 convertible preferred stock, net of treasury stock	38,097	38,097
Series D-2 convertible preferred stock, net of treasury stock	24,510	24,510
Common stock and additional paid-in capital	6,907,140	6,924,484
Retained earnings	2,646,565	3,008,460
Treasury common stock (at cost)	(3,010,667)	(3,025,203)
Accumulated other comprehensive income	11,354	13,516

Total shareholders' equity	6,661,259	7,028,124

Total liabilities and shareholders' equity	$ 13,949,080	$ 14,280,152

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	First Half Ended
	June 27, 2004	June 29, 2003
Operations
Net income	$ 217,066	$ 370,654
Adjustments to reconcile net income to net cash provided
by operations:
(Gain)/loss on change in fair values of derivatives
and related investments	25,272	(16,737)
Loss on early debt retirement	140,506	–
Gain on sales of subsidiaries and investments, net	(18,874)	(51,938)
Loss on investment write-downs and other, net	7,076	3,837
Depreciation	109,314	108,365
Amortization of intangible assets	9,109	6,209
Deferred income taxes	22,700	58,685
Tax benefit on stock options exercised	27,809	33,636
Other, net	(1,030)	37,891

Net cash provided by operations	538,948	550,602

Investments
Capital expenditures	(88,571)	(61,961)
Acquisitions and investments	(31,970)	(232,711)
Proceeds from sales of subsidiaries and investments	35,126	67,237

Net cash used for investments	(85,415)	(227,435)

Financing
Proceeds from the issuance of commercial paper, net of repayments	828,145	–
Repayments of long-term debt	(662,926)	(274,934)
Premium on early debt retirement	(137,331)	–
Sales of common stock to employees, net	71,978	103,420
Repurchases of common stock	(602,865)	(49,646)
Dividends	(82,471)	(80,195)

Net cash used for financing	(585,470)	(301,355)

Net increase (decrease) in cash and cash equivalents	(131,937)	21,812

Cash and cash equivalents, beginning of year	247,603	105,931

Cash and cash equivalents, end of quarter	$ 115,666	$ 127,743

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of June 27, 2004 and the results of their operations for the second quarters and first halves ended June 27, 2004 and June 29, 2003 and cash flows for the first halves ended June 27, 2004 and June 29, 2003. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2004 presentation. These reclassifications had no impact on reported 2003 total revenues, operating profit or net income.

NOTE 2:  EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) were as follows (in thousands, except per share data):

	Second Quarter Ended		First Half Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003

Basic EPS:
Net income	$ 96,386	$ 229,502	$ 217,066	$ 370,654
Preferred dividends, net of tax	(2,077)	(6,105)	(4,154)	(12,336)

Net income attributable to common shares	$ 94,309	$ 223,397	$ 212,912	$ 358,318
Weighted average common shares outstanding	324,296	310,530	326,799	308,748

Basic EPS	$ .29	$ .72	$ .65	$ 1.16

Diluted EPS:
Net income	$ 96,386	$ 229,502	$ 217,066	$ 370,654
Additional ESOP contribution required
assuming Series B preferred shares were
converted, net of tax	–	(2,409)	–	(4,857)
Dividends on Series C, D-1, and D-2 preferred
stock	(2,077)	(2,063)	(4,154)	(4,126)
LYONs interest expense, net of tax	–	1,324	–	2,884

Adjusted net income	$ 94,309	$ 226,354	$ 212,912	$ 364,555

Weighted average common shares outstanding	324,296	310,530	326,799	308,748
Assumed conversion of Series B preferred shares
into common shares	–	15,970	–	16,098
Assumed exercise of stock options, net of
common shares assumed repurchased
with the proceeds	5,627	7,107	6,206	6,857
Assumed conversion of LYONs debt securities	–	5,871	–	6,423

Adjusted weighted average common shares
outstanding	329,923	339,478	333,005	338,126

Diluted EPS	$ .29	$ .67	$ .64	$ 1.08

Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS for the second quarter and first half of 2003 was computed assuming that the Series B convertible preferred shares and the LYONs debt securities had been converted into common shares as of the beginning of fiscal year 2003. The Series B convertible preferred shares were converted into approximately 15.4 million shares of common stock on Dec. 16, 2003, and the LYONs were converted into approximately seven million shares of common stock during June 2003. In addition, in the second quarter and first half diluted EPS calculations, for both 2004 and 2003, weighted average common shares outstanding were adjusted for the dilutive effect of stock options. The Company’s stock options and convertible securities are included in the calculation of diluted EPS only when their effects are dilutive. In the 2004 and 2003 second quarter calculations of diluted EPS, 2.2 million shares in each year, related to the Company’s Series C, D-1 and D-2 convertible preferred stocks, and 10.3 million and 2.7 million shares, respectively, related to the Company’s outstanding options, were not included because their effects were antidilutive. In the 2004 and 2003 first half calculations of diluted EPS, 2.2 and 2.3 million shares, respectively, related to the Company’s Series C, D-1 and D-2 convertible preferred stocks, and 7.2 million and 2.7 million shares, respectively, related to the Company’s outstanding options, were not included because their effects were antidilutive.

NOTE 3:  NEWSDAY AND HOY, NEW YORK CHARGE

On Feb. 11, 2004, a purported class action lawsuit was filed in New York Federal Court by certain advertisers of Newsday and Hoy, New York, alleging that they were overcharged for advertising as a result of inflated circulation numbers at these two publications. The purported class action also alleges that entities which paid a Newsday subsidiary to deliver advertising flyers were overcharged. On July 21, 2004, another lawsuit was filed in New York Federal Court by certain advertisers of Newsday alleging damages resulting from inflated Newsday circulation numbers as well as federal and state antitrust violations. The Company intends to vigorously defend these suits. Newsday is a morning newspaper published seven days a week and circulated primarily in Long Island, New York, and in the borough of Queens in New York City. Hoy, New York, is a Spanish language newspaper that is also published seven days a week.

On June 17, 2004, the Company publicly disclosed that it would reduce its reported September 2003 and March 2004 circulation for both Newsday and Hoy, New York. The circulation adjustments were the result of a review of reported circulation at Newsday, and Hoy, New York, conducted by the Company’s internal audit staff and the Audit Bureau of Circulations (“ABC”). Since the June 17th disclosure, the Company’s continuing internal review has found additional misstatements for these time periods, as well as misstatements that impact 2001 and 2002.

As a result of the circulation misstatements for 2001 through 2004, the Company recorded a pretax charge of $35 million in selling, general and administrative expenses in the second quarter of 2004 as its estimate of the probable cost to settle with Newsday and Hoy, New York, advertisers based upon facts available at the date of this report. The Company will continue to evaluate the adequacy of this $35 million reserve on an ongoing basis as additional audit work is completed and negotiations with the advertisers proceed.

In addition, the Securities and Exchange Commission, the United States Attorney for the Eastern District of New York and the Nassau County District Attorney are conducting inquiries into the circulation practices at Newsday and Hoy, New York. The Company is cooperating fully with these inquiries. At the date of this report, the Company cannot predict with certainty the outcome of these inquiries.

On July 12, 2004, ABC announced that it was censuring Newsday and Hoy, New York, for improper circulation practices. For the next two years, ABC will be auditing Newsday and Hoy, New York, every six months, instead of annually, and Newsday and Hoy, New York, will not be able to publish their six-month circulation statistics prior to the completion of the ABC audits. In addition, both Newsday and Hoy, New York, must submit a plan to ABC for correcting their circulation practices. The Company intends to work with ABC to fully comply with the terms of the censure and does not believe the impact of the censure will be material. In addition, the Company’s internal auditors have begun a review of the circulation practices at all of the Company’s newspapers and Chicago magazine which will be completed as soon as practical.

NOTE 4:  STOCK-BASED COMPENSATION

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

	Second Quarter Ended		First Half Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income, as reported	$ 96,386	$ 229,502	$ 217,066	$ 370,654
Less: pro forma stock-based employee
compensation expense, net of tax:
General option awards	(12,783)	(14,339)	(25,698)	(27,531)
Replacement option awards	(4,637)	(3,945)	(9,712)	(7,400)
Merit option awards	–	–	–	(202)
Employee stock purchase plan	(905)	(959)	(1,876)	(1,862)

Total pro forma stock-based employee
compensation expense, net of tax	(18,325)	(19,243)	(37,286)	(36,995)

Pro forma net income	78,061	210,259	179,780	333,659
Preferred dividends, net of tax	(2,077)	(6,105)	(4,154)	(12,336)

Pro forma net income attributable to
common shares	$ 75,984	$ 204,154	$ 175,626	$ 321,323

Weighted average common shares
outstanding	324,296	310,530	326,799	308,748

Basic EPS, as reported	$ .29	$ .72	$ .65	$ 1.16
Basic EPS, pro forma	$ .23	$ .66	$ .54	$ 1.04

Adjusted weighted average
common shares outstanding	329,923	339,478	333,005	338,126

Diluted EPS, as reported	$ .29	$ .67	$ .64	$ 1.08
Diluted EPS, pro forma	$ .23	$ .61	$ .53	$ .97

In determining the pro forma compensation cost under the fair value method of FAS No. 123, using the Black-Scholes option pricing model, the following weighted average assumptions were used for general awards and replacement options:

	Second Quarter Ended
	June 27, 2004		June 29, 2003
	General Awards	Replacement Options	General Awards	Replacement Options
Risk-free interest rate	3.2%	1.7%	2.8%	1.5%
Expected dividend yield	1.0%	1.0%	1.0%	1.0%
Expected stock price volatility	30.6%	25.3%	32.7%	29.7%
Expected life (in years)	5	2	5	2	.
Weighted average fair value	$ 13.68	$ 7.18	$ 14.69	$ 8.24

	First Half Ended
	June 27, 2004		June 29, 2003
	General Awards	Replacement Options	General Awards	Replacement Options
Risk-free interest rate	3.2%	1.7%	2.8%	1.5%
Expected dividend yield	1.0%	1.0%	1.0%	1.0%
Expected stock price volatility	31.1%	25.7%	32.7%	29.7%
Expected life (in years)	5	2	5	2
Weighted average fair value	$ 15.46	$ 7.56	$ 13.90	$ 8.07

NOTE 5:  PENSION AND POSTRETIREMENT BENEFITS

The components of net periodic benefit cost (credit) for Company-sponsored plans for the second quarter were as follows (in thousands):

	Pension Benefits Second Quarter Ended		Other Postretirement Benefits Second Quarter Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Service cost	$ 5,309	$ 4,568	$ 453	$ 649
Interest cost	20,139	19,655	1,827	2,966
Expected return on plans' assets	(32,775)	(34,483)	–	–
Recognized actuarial loss	11,137	6,077	(34)	–
Amortization of prior service costs	(458)	(465)	(450)	2
Amortization of transition asset	(1)	(212)	–	–

Net periodic benefit cost (credit)	$ 3,351	$(4,860)	$ 1,796	$3,617

The components of net periodic benefit cost (credit) for Company-sponsored plans for the first half were as follows (in thousands):

	Pension Benefits First Half Ended		Other Postretirement Benefits First Half Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Service cost	$ 10,546	$ 9,136	$ 920	$1,298
Interest cost	40,171	39,310	4,754	5,932
Expected return on plans' assets	(65,571)	(68,966)	–	–
Recognized actuarial loss	22,233	12,154	–	–
Amortization of prior service costs	(917)	(930)	(589)	4
Amortization of transition asset	(2)	(424)	–	–

Net periodic benefit cost (credit)	$ 6,460	$(9,720)	$ 5,085	$7,234

For the year ended Dec. 26, 2004, the Company plans to contribute $6 million to certain of its union and non-qualified pension plans and $17 million to its other postretirement benefit plans. As of June 27, 2004, $3.7 million of contributions have been made to its union and non-qualified pension plans and $8.6 million of contributions have been made to its other postretirement benefit plans.

NOTE 6:  NON-OPERATING ITEMS

The second quarter and first half of 2004 included several non-operating items, summarized as follows (in thousands):

	Second Quarter Ended June 27, 2004		First Half Ended June 27, 2004
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain/(loss) on change in fair values
of derivatives and related investments	$ 20,229	$ 12,340	$(25,272)	$(15,416)
Loss on early debt retirement	(140,506)	(87,549)	(140,506)	(87,549)
Gain/(loss) on sales of subsidiaries and
investments, net	(2,644)	(1,613)	18,874	11,513
Loss on investment write-downs and other, net	(4,480)	(2,733)	(7,076)	(4,316)

Total non-operating items	$(127,401)	$(79,555)	$(153,980)	$(95,768)

The 2004 second quarter and first half change in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. In the second quarter of 2004, the $20 million non-cash pretax gain resulted from a $10 million decrease in the fair value of the derivative component of the Company’s PHONES and a $10 million increase in the fair value of 16.0 million shares of Time Warner common stock. In the first half of 2004, the $25 million non-cash pretax loss resulted from a $19 million increase in the fair value of the derivative component of the PHONES and a $6 million decrease in the fair value of 16.0 million shares of Time Warner common stock.

In the second quarter of 2004, the Company redeemed all of its outstanding $400 million ($396 million net of unamortized discount) 7.45% debentures due 2009 and retired $66 million ($64 million net of unamortized discount) of its 7.25% debentures due 2013 and $165 million ($160 million net of unamortized discount) of its 6.61% debentures due 2027 through cash tender offers. The Company paid approximately $760 million to retire this debt and, as a result, recorded a one-time, pretax loss of $141 million in the second quarter of 2004. The Company funded these transactions with cash and the issuance of commercial paper.

In the first half of 2004, the gain on sales of subsidiaries and investments related primarily to the sale of the Company’s 50% interest in La Opinión for $20 million, resulting in a pretax gain of $18 million.

The second quarter and first half of 2003 also included several non-operating items, summarized as follows (in thousands):

	Second Quarter Ended June 29, 2003		First Half Ended June 29, 2003
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain on change in fair values
of derivatives and related investments	$ 53,632	$ 32,823	$ 16,737	$ 10,243
Gain on sales of subsidiaries and
investments, net	1,984	1,214	51,938	31,786
Loss on investment write-downs and other, net	(3,609)	(2,209)	(3,837)	(2,348)

Total non-operating items	$ 52,007	$ 31,828	$ 64,838	$ 39,681

The 2003 second quarter and first half change in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. In the second quarter of 2003, the $54 million non-cash pretax gain resulted from a $72 million increase in the fair value of 16.0 million shares of Time Warner common stock, which was partially offset by an $18 million increase in the fair value of the derivative component of the PHONES. In the first half of 2003, the $17 million non-cash pretax gain resulted from a $54 million increase in the fair value of 16.0 million shares of Time Warner common stock, which was partially offset by a $37 million increase in the fair value of the derivative component of the PHONES.

In the first half of 2003, the gain on sales of subsidiaries and investments resulted primarily from the divestiture of the assets of the Company’s remaining Denver radio station, KKHK-FM. KKHK-FM, now known as KQMT-FM, plus cash of $20 million were exchanged for the assets of KWBP-TV, Portland, Ore. and resulted in a pretax gain of $51 million.

NOTE 7:  INVENTORIES

Inventories consisted of the following (in thousands):

	June 27, 2004	Dec. 28, 2003
Newsprint (at LIFO)	$52,689	$34,181
Supplies and other	12,704	11,928

Total inventories	$65,393	$46,109

Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $3.8 million at June 27, 2004 and $2.9 million at Dec. 28, 2003.

NOTE 8:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets at June 27, 2004 and Dec. 28, 2003 consisted of the following (in thousands):

	June 27, 2004			Dec. 28, 2003
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to
amortization
Subscribers (useful life of 15
to 20 years)	$195,750	$(48,291)	$ 147,459	$195,750	$(43,031)	$ 152,719
Network affiliation agreements
(useful life of 40 years)	290,320	(5,435)	284,885	290,320	(1,814)	288,506
Other (useful life of 3 to 40 years)	23,186	(4,094)	19,092	30,294	(3,824)	26,470

Total	$509,256	$(57,820)	451,436	$516,364	$(48,669)	467,695

Goodwill and other intangible assets not
subject to amortization
Goodwill
Publishing			3,920,708			3,920,158
Broadcasting and entertainment			1,547,098			1,560,133

Total goodwill			5,467,806			5,480,291
Newspaper mastheads			1,575,814			1,575,814
FCC licenses			1,129,884			1,100,884
Tradename			7,932			7,932

Total			8,181,436			8,164,921

Total goodwill and other intangible
assets			$8,632,872			$8,632,616

NOTE 9: LONG-TERM DEBT

Debt consisted of the following (in thousands):

	June 27, 2004	Dec. 28, 2003
Commercial paper, weighted average interest rate of 1.2%	$ 828,145	$ –
Medium-term notes, weighted average
interest rate of 6.2%, due 2004-2008	883,285	913,285
Capitalized real estate obligation, effective interest rate of
7.7%, expiring 2009	81,111	87,511
7.45% notes, redeemed April 16, 2004	–	395,815
7.25% debentures due 2013, net of unamortized discount of $2,987
and $5,699	79,096	142,516
7.5% debentures due 2023, net of unamortized discount of $4,556
and $4,673	94,194	94,077
6.61% debentures due 2027, net of unamortized discount of $2,461
and $7,396	82,499	242,604
7.25% debentures due 2096, net of unamortized discount of $18,586
and $18,680	129,414	129,320
Interest rate swap	23,998	31,588
Other notes and obligations	6,988	3,034

Total debt excluding PHONES	2,208,730	2,039,750
Less portions due within one year	(421,773)	(193,413)

Long-term debt excluding PHONES	1,786,957	1,846,337
2% PHONES debt related to Time Warner stock, due 2029	559,040	535,280

Total long-term debt	$ 2,345,997	$ 2,381,617

Long-Term Debt Retirement — In the second quarter of 2004, the Company redeemed all of its outstanding $400 million ($396 million net of unamortized discount) 7.45% debentures due 2009 and retired $66 million ($64 million net of unamortized discount) of its 7.25% debentures due 2013 and $165 million ($160 million net of unamortized discount) of its 6.61% debentures due 2027 through cash tender offers. The Company paid approximately $760 million to retire this debt and, as a result, recorded a one-time, pretax loss of $141 million in the second quarter of 2004. The Company funded these transactions with cash and the issuance of commercial paper.

Exchangeable Subordinated Debentures due 2029 (“PHONES”) — Under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. The fair value of the derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $654 million and $650 million at June 27, 2004 and Dec. 28, 2003, respectively.

The discounted debt and derivative components of the PHONES were as follows (in thousands):

	June 27, 2004	Dec. 28, 2003
PHONES debt:
Discounted debt component (at book value)	$437,200	$432,160
Derivative component (at fair value)	121,840	103,120

Total	$559,040	$535,280

Time Warner stock related to PHONES (at fair value)	$278,880	$285,440

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

At June 27, 2004, the market value per PHONES was $81.70 and the market value of two shares of Time Warner common stock was $34.86. If the PHONES are exchanged in the next year, the Company intends to refinance the PHONES, and has the ability to do so, on a long-term basis, through its existing revolving credit agreements. Accordingly, the PHONES have been classified as long-term.

6.61% Debentures — In connection with the Times Mirror acquisition, the Company assumed $250 million of 6.61% debentures due Sept. 15, 2027 (“Debentures”), $165 million of which was retired in the second quarter of 2004. The Debentures are redeemable at the option of the Company, in whole or in part, at any time after Sept. 15, 2004 at a redemption price equal to the greater of (a) 100% of the principal amount or (b) the sum of the present values of the remaining scheduled payments of principal and interest discounted to the redemption date. The Debentures may be put to the Company on Sept. 15, 2004 at 100% of face value plus accrued interest. If the Debentures are put to the Company on Sept. 15, 2004, the Company intends to refinance them, and has the ability to do so, on a long-term basis, through its existing revolving credit agreements. Accordingly, these Debentures have been classified as long-term.

Interest Rate Swap — The Company is currently a party to one interest rate swap agreement assumed in connection with the Times Mirror merger. This swap agreement relates to the $100 million of 7.5% debentures due in 2023 and effectively converts the fixed 7.5% rate to a variable rate based on LIBOR.

Revolving Credit Agreements — On March 26, 2004, the Company renegotiated its revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.0 billion, expiring in December 2008. The new agreements contain various interest rate options and provide for annual fees based on a percentage of the commitment. The agreements contain covenants which require the Company to maintain a minimum interest coverage ratio. At June 27, 2004, no amounts were borrowed under the agreements, and the Company was in compliance with the covenants. In addition to the PHONES and the 6.61% debentures, the Company intends to refinance $621 million of commercial paper scheduled to mature by June 27, 2005, and has the ability to do so on a long-term basis through its existing revolving credit agreements. Accordingly, these notes have been classified as long-term.

NOTE 10:   COMPREHENSIVE INCOME

Other comprehensive income for the quarters and first halves ended June 27, 2004 and June 29, 2003 included unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments. Comprehensive income reflects all changes in the net assets of the Company during the period from transactions and other events and circumstances except those resulting from any stock issuances and dividends.

The Company’s comprehensive income was as follows (in thousands):

	Second Quarter Ended		First Half Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Net income	$ 96,386	$ 229,502	$ 217,066	$ 370,654

Unrealized holding gain (loss) on marketable
securities classified as available-for-sale:
Unrealized holding gain (loss) arising during
the period, before tax	1,201	14,127	(3,316)	9,433
Less: adjustment for loss on sales of
investments included in net income	–	–	–	55
Income taxes	(467)	(5,481)	1,231	(3,681)

Change in net unrealized gain (loss) on marketable
securities classified as available-for-sale	734	8,646	(2,085)	5,807

Change in foreign currency translation adjustments,
net of tax	(37)	–	(75)	–

Other comprehensive income (loss)	697	8,646	(2,160)	5,807

Comprehensive income	$ 97,083	$ 238,148	$ 214,906	$ 376,461

NOTE 11:   ACQUISITIONS

On March 21, 2003, the Company acquired the stock of KPLR-TV, St. Louis, and the assets of KWBP-TV, Portland, Oregon, from ACME Communications for a total of $275 million. The Company acquired the stock of KPLR-TV for $200 million in cash. The acquisition of the assets of KWBP-TV was structured as a like-kind asset exchange for income tax purposes. It was funded with the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM), with an estimated fair market value of $55 million, plus $20 million in cash. The Company has allocated $153 million, $42 million and $136 million of the purchase price to Federal Communications Commission (“FCC”) licenses, network affiliations and goodwill, respectively. The purchase price allocation was finalized during the first quarter of 2004.

NOTE 12:   OTHER DEVELOPMENTS

On June 2, 2003, the FCC adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rule would eliminate the cross-ownership prohibition entirely in markets with nine or more television stations and permit combinations of one newspaper and one television station in markets having from four to eight television stations. Under this rule, the Company would be permitted to retain its newspaper and television operations in each of the five markets where it owns both – New York, Los Angeles, Chicago, South Florida and Hartford. The United States Court of Appeals for the Third Circuit stayed the effectiveness of the new media ownership rules in September 2003 pending its review of an appeal by various public interest groups challenging the new rules. On June 24, 2004, the Third Circuit remanded the new media ownership rules to the FCC for further consideration while keeping the stay in effect. The Company cannot predict with certainty the ultimate effect that the FCC and Third Circuit proceedings will have on the media ownership rules.

During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service (“IRS”) has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of June 27, 2004, the interest on the proposed taxes would be approximately $301 million. The Company intends to vigorously defend its position in U.S. Tax Court. A trial date has been scheduled for December 2004. However, the Company does not expect to receive the Court’s decision before the fourth quarter of 2005.

A tax reserve of $180 million, plus $61 million of interest, relating to these transactions is included in “compensation and other obligations” on the unaudited condensed consolidated balance sheets. Times Mirror established the $180 million tax reserve in 1998 when it entered into the transactions based on its assessment, along with its tax advisors, of the amount needed to settle a dispute with the IRS. The Company evaluates the adequacy of this reserve on a periodic basis. The Company has maintained this initial reserve as no new information has become available which would warrant a change in that reserve.

In Jan. 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was effective for the Company as of Dec. 29, 2003. FIN 46, as subsequently amended, provides a new accounting model for determining when to consolidate investments that are less than wholly owned. The Company holds significant variable interests, as defined by FIN 46, in CareerBuilder, LLC, Classified Ventures, LLC and CrossMedia Services, Inc., but the Company has determined that it is not the primary beneficiary of these entities. The Company’s maximum loss exposure related to these entities is limited to its equity investments in CareerBuilder, LLC, Classified Ventures, LLC and CrossMedia Services, Inc. of $80 million, $8 million and $25 million, respectively. The adoption of FIN 46 had no impact on the Company.

NOTE 13:   SEGMENT INFORMATION

Financial data for each of the Company’s business segments are as follows (in thousands):

	Second Quarter Ended		First Half Ended
	June 27, 2004	June 29, 2003	June 27, 2004	June 29, 2003
Operating revenues:
Publishing	$ 1,045,864	$ 1,013,635	$ 2,049,447	$ 1,987,218
Broadcasting and entertainment	450,067	435,991	778,801	752,455

Total operating revenues	$ 1,495,931	$ 1,449,626	$ 2,828,248	$ 2,739,673

Operating profit (1):
Publishing	$ 171,051	$ 234,652	$ 360,599	$ 432,253
Broadcasting and entertainment	160,411	149,020	257,030	239,217
Corporate expenses	(12,705)	(14,153)	(25,597)	(25,542)

Total operating profit	$ 318,757	$ 369,519	$ 592,032	$ 645,928

	June 27, 2004	Dec. 28, 2003
Assets:
Publishing	$ 8,184,479	$ 8,216,160
Broadcasting and entertainment	4,325,347	4,452,605
Corporate	1,439,254	1,611,387

Total assets	$13,949,080	$14,280,152

(1)     Operating profit for each segment excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the second quarter and first half of 2004 to the second quarter and first half of 2003. Certain prior year amounts have been reclassified to conform with the 2004 presentation. These reclassifications had no impact on reported 2003 total revenues, operating profit or net income.

FORWARD-LOOKING STATEMENTS

This discussion (including, in particular, the discussion under “Outlook”), the information contained in the preceding notes to the unaudited condensed consolidated financial statements and the information contained in Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” contain certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: changes in advertising demand, newsprint prices, cost of broadcast rights, interest rates, competition and other economic conditions; regulatory and judicial rulings; changes in accounting standards; adverse results from litigation, governmental investigations or tax related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments, divestitures, derivative transactions and litigation on the Company’s results of operations and financial condition; and the Company’s reliance on third-party vendors for various services. Information relating to the estimated cost of settlement with Newsday and Hoy, New York, advertisers is based on facts available as of the date of this report. The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

RECENT DEVELOPMENTS

On June 17, 2004, the Company publicly disclosed that it would reduce its reported September 2003 and March 2004 circulation for both Newsday and Hoy, New York. Newsday is a morning newspaper published seven days a week and circulated primarily in Long Island, New York, and in the borough of Queens in New York City. Hoy, New York, is a Spanish language newspaper that is also published seven days a week. The circulation adjustments were the result of a review of reported circulation at Newsday, and Hoy, New York, conducted by the Company’s internal audit staff and the Audit Bureau of Circulations (“ABC”). Since the June 17th disclosure, the Company’s continuing internal review has found additional misstatements for these time periods, as well as misstatements that impact 2001 and 2002.

As a result of the circulation misstatements for 2001 through 2004, the Company recorded a pretax charge of $35 million in selling, general and administrative expenses in the second quarter of 2004 as its estimate of the probable cost to settle with Newsday and Hoy, New York, advertisers based upon facts available at the date of this report. The Company will continue to evaluate the adequacy of this $35 million reserve on an ongoing basis as additional audit work is completed and negotiations with the advertisers proceed.

Also in the second quarter of 2004, the Company recorded a pretax charge of $17 million related to the elimination of 375 positions in its publishing segment. These position eliminations will result in compensation expense savings of approximately $12 million in the second half of 2004 and $25 million for the full year 2005.

In the second quarter of 2004, the Company redeemed all of its outstanding $400 million ($396 million net of unamortized discount) 7.45% debentures due 2009 and retired $66 million ($64 million net of unamortized discount) of its 7.25% debentures due 2013 and $165 million ($160 million net of unamortized discount) of its 6.61% debentures due 2027 through cash tender offers. The Company paid approximately $760 million to retire this debt and, as a result, recorded a one-time, pretax loss of $141 million in the second quarter of 2004. The Company funded these transactions with cash and the issuance of commercial paper.

On June 2, 2003, the Federal Communications Commission (“FCC”) adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rule would eliminate the cross-ownership prohibition entirely in markets with nine or more television stations and permit combinations of one newspaper and one television station in markets having from four to eight television stations. Under this rule, the Company would be permitted to retain its newspaper and television operations in each of the five markets where it owns both – New York, Los Angeles, Chicago, South Florida and Hartford. The United States Court of Appeals for the Third Circuit stayed the effectiveness of the new media ownership rules in September 2003 pending its review of an appeal by various public interest groups challenging the new rules. On June 24, 2004, the Third Circuit remanded the new media ownership rules to the FCC for further consideration while keeping the stay in effect. The Company cannot predict with certainty the ultimate effect that the FCC and Third Circuit proceedings will have on the media ownership rules.

NON-OPERATING ITEMS

The second quarter and first half of 2004 included several non-operating items, summarized as follows (in millions):

	Second Quarter Ended June 27, 2004		First Half Ended June 27, 2004
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain/(loss) on change in fair values
of derivatives and related investments	$ 20.2	$ 12.3	$ (25.3)	$ (15.4)
Loss on early debt retirement	(140.5)	(87.6)	(140.5)	(87.6)
Gain/(loss) on sales of subsidiaries and
investments, net	(2.6)	(1.6)	18.9	11.5
Loss on investment write-downs and other, net	(4.5)	(2.7)	(7.1)	(4.3)

Total non-operating items	$ (127.4)	$ (79.6)	$ (154.0)	$ (95.8)

The 2004 second quarter and first half change in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. In the second quarter of 2004, the $20 million non-cash pretax gain resulted from a $10 million decrease in the fair value of the derivative component of the Company’s PHONES and a $10 million increase in the fair value of 16.0 million shares of Time Warner common stock. In the first half of 2004, the $25 million non-cash pretax loss resulted from a $19 million increase in the fair value of the derivative component of the PHONES and a $6 million decrease in the fair value of 16.0 million shares of Time Warner common stock.

In the second quarter of 2004, the Company redeemed all of its outstanding $400 million ($396 million net of unamortized discount) 7.45% debentures due 2009 and retired $66 million ($64 million net of unamortized discount) of its 7.25% debentures due 2013 and $165 million ($160 million net of unamortized discount) of its 6.61% debentures due 2027 through cash tender offers. The Company paid approximately $760 million to retire this debt and, as a result, recorded a one-time, pretax loss of $141 million in the second quarter of 2004. The Company funded these transactions with cash and the issuance of commercial paper.

In the first half of 2004, the gain on sales of subsidiaries and investments related primarily to the sale of the Company’s 50% interest in La Opinión for $20 million, resulting in a pretax gain of $18 million.

The second quarter and first half of 2003 also included several non-operating items, summarized as follows (in millions):

	Second Quarter Ended June 29, 2003		First Half Ended June 29, 2003
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain on change in fair values
of derivatives and related investments	$ 53.6	$ 32.8	$ 16.7	$ 10.2
Gain on sales of subsidiaries and
investments, net	2.0	1.2	51.9	31.8
Loss on investment write-downs and other, net	(3.6)	(2.2)	(3.8)	(2.3)

Total non-operating items	$ 52.0	$ 31.8	$ 64.8	$ 39.7

The 2003 second quarter and first half change in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. In the second quarter of 2003, the $54 million non-cash pretax gain resulted from a $72 million increase in the fair value of 16.0 million shares of Time Warner common stock, which was partially offset by an $18 million increase in the fair value of the derivative component of the PHONES. In the first half of 2003, the $17 million non-cash pretax gain resulted from a $54 million increase in the fair value of 16.0 million shares of Time Warner common stock, which was partially offset by a $37 million increase in the fair value of the derivative component of the PHONES.

In the first half of 2003, the gain on sales of subsidiaries and investments resulted primarily from the divestiture of the assets of the Company’s remaining Denver radio station, KKHK-FM. KKHK-FM, now known as KQMT-FM, plus cash of $20 million were exchanged for the assets of KWBP-TV, Portland, Ore. and resulted in a pretax gain of $51 million.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2004 and 2003 second quarters reflect these seasonal patterns.

CONSOLIDATED

The Company’s consolidated operating results for the second quarters and first halves of 2004 and 2003 are shown in the table below.

	Second Quarter			First Half
(In millions, except per share data)	2004	2003	Change	2004	2003	Change
Operating revenues	$ 1,496	$ 1,450	+ 3%	$ 2,828	$ 2,740	+ 3%

Operating profit (1)	$ 319	$ 370	- 14%	$ 592	$ 646	- 8%

Net income (loss) on equity investments	$ 4	$ 2	*	$ –	$ (8)	*

Net income	$ 96	$ 230	- 58%	$ 217	$ 371	- 41%

Diluted earnings per share	$ .29	$ .67	- 57%	$ .64	$ 1.08	- 41%

(1)     Operating profit excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

* Not meaningful

Earnings Per Share (“EPS”) – Diluted EPS for the 2004 second quarter was $.29 compared with $.67 in 2003. The 2004 second quarter results included a net non-operating loss of $.24 per diluted share, while the 2003 second quarter included a net non-operating gain of $.10 per diluted share. Diluted EPS for the first half of 2004 was $.64 compared with $1.08 in 2003. The 2004 first half results included a net non-operating loss of $.29 per diluted share, while the 2003 first half results included a net non-operating gain of $.12 per diluted share. Diluted EPS for both the second quarter and first half of 2004 also included a charge of $.06 per diluted share related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York (see Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof), and a charge of $.03 per diluted share for the elimination of 375 positions in the publishing group.

Operating Revenues and Profit – The Company’s consolidated operating revenues, depreciation and amortization expense, and operating profit by business segment for the second quarter and first half were as follows:

	Second Quarter			First Half
(In millions)	2004	2003	Change	2004	2003	Change
Operating revenues
Publishing	$ 1,046	$ 1,014	+ 3%	$ 2,049	$ 1,987	+ 3%
Broadcasting and entertainment	450	436	+ 3%	779	753	+ 4%

Total operating revenues	$ 1,496	$ 1,450	+ 3%	$ 2,828	$ 2,740	+ 3%

Depreciation and amortization expense
Publishing	$ 46	$ 44	+ 4%	$ 91	$ 89	+ 2%
Broadcasting and entertainment	13	13	+ 2%	26	25	+ 9%
Corporate	1	1	- 24%	1	1	- 22%

Total depreciation and amortization
expense	$ 60	$ 58	+ 4%	$ 118	$ 115	+ 3%

Operating profit (loss) (1)
Publishing	$ 171	$ 235	- 27%	$ 361	$ 432	- 17%
Broadcasting and entertainment	160	149	+ 8%	257	239	+ 7%
Corporate expenses	(12)	(14)	- 10%	(26)	(25)	–

Total operating profit	$ 319	$ 370	- 14%	$ 592	$ 646	- 8%

(1)     Operating profit for each segment excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

Consolidated operating revenues for the 2004 second quarter rose 3% to $1.50 billion from $1.45 billion in 2003 and for the first half increased 3% to $2.83 billion from $2.74 billion in 2003. These increases were primarily due to improvements in publishing advertising revenues and a rise in broadcasting and entertainment television revenues.

Consolidated operating profit decreased 14%, or $51 million, in the second quarter of 2004 and 8%, or $54 million, in the first half. Excluding the March 2003 acquisitions of KPLR-TV, St. Louis and KWBP-TV, Portland (“on a comparable basis”), consolidated operating profit was down 9%, or $58 million, in the first half of 2004. Publishing operating profit decreased 27%, or $64 million, in the second quarter of 2004 and 17%, or $71 million, in the first half. Second quarter publishing operating profit included two pretax charges: $17 million for the elimination of 375 positions and $35 million related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York (see Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof). Publishing advertising revenues increased 5% for both the second quarter and first half of 2004. Broadcasting and entertainment operating profit was up 8%, or $11 million, in the second quarter of 2004 and 7%, or $18 million, in the first half primarily due to increased television revenues and lower broadcast rights amortization expense, partially offset by increased benefits expense.

Operating Expenses – Consolidated operating expenses for the second quarter and first half were as follows:

	Second Quarter			First Half
(In millions)	2004	2003	Change	2004	2003	Change
Cost of sales	$ 700	$ 685	+ 2%	$1,343	$1,309	+ 3%
Selling, general and administrative	417	337	+ 24%	775	670	+ 16%
Depreciation and amortization	60	58	+ 4%	118	115	+ 3%

Total operating expenses	$1,177	$1,080	+ 9%	$2,236	$2,094	+ 7%

Cost of sales increased 2%, or $15 million, in the 2004 second quarter and 3%, or $34 million, in the first half. On a comparable basis, cost of sales was up 2%, or $29 million, in the first half of 2004. The increases were primarily due to higher compensation and newsprint and ink expenses, partially offset by a decline in broadcast rights amortization expense. Compensation expense rose 6%, or $16 million, in the second quarter of 2004 and 7%, or $36 million, in the first half primarily due to higher retirement and other benefit expenses. On a comparable basis, compensation expense increased 7%, or $35 million, in the first half of 2004. Broadcast rights amortization expense decreased 11%, or $11 million, in the second quarter of 2004 and 10%, or $19 million, in the first half. On a comparable basis, broadcast rights amortization declined 11%, or $22 million, in the 2004 first half. Newsprint and ink expense rose 11%, or $12 million, in the second quarter of 2004 and 10%, or $22 million, in the first half, as average newsprint prices were up 12% in the second quarter and 10% in the first half of 2004, while consumption decreased slightly in the 2004 second quarter and first half.

Selling, general and administrative expenses (“SG&A”) were up 24%, or $80 million, in the 2004 second quarter and 16%, or $105 million, in the first half. On a comparable basis, SG&A expense increased 15%, or $102 million, in the 2004 first half. The increases were primarily due to higher compensation expense and other SG&A expenses. Compensation expense increased 18%, or $32 million, in the 2004 second quarter and 13%, or $46 million, in the first half primarily due to higher retirement and other benefit expenses and a charge of $17 million for the elimination of 375 positions in the publishing group in the second quarter of 2004. On a comparable basis, compensation expense rose 13%, or $44 million, in the first half of 2004. Other SG&A expenses included a $35 million charge related to the anticipated settlements with advertisers regarding misstated circulation at Newsday and Hoy, New York, in the second quarter of 2004 (see Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof).

PUBLISHING

Operating Revenues and Profit – The following table presents publishing operating revenues, operating expenses and operating profit for the second quarter and first half.

	Second Quarter			First Half
(In millions)	2004	2003	Change	2004	2003	Change
Operating revenues	$1,046	$1,014	+ 3%	$2,049	$1,987	+ 3%

Operating expenses	875	779	+ 12%	1,688	1,555	+ 9%

Operating profit (1)	$ 171	$ 235	- 27%	$ 361	$ 432	- 17%

(1)     Operating profit excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

Publishing operating revenues rose 3% to $1 billion for the second quarter and 3% to $2 billion for the first half of 2004 primarily due to increases in advertising revenue in Chicago, New York, Hartford and the Spanish language newspapers.

Operating profit for the 2004 second quarter fell 27% to $171 million and for the first half decreased 17% to $361 million mainly as a result of the two charges described in the following paragraph, an increase in newsprint and ink expense, higher retirement and other benefit expenses and the impact of new publications.

As a result of misstatements of reported circulation at Newsday and Hoy, New York, the Company recorded a pretax charge of $35 million as its estimate of the probable cost to settle with advertisers based upon facts available at the date of this report (see Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof). Also in the second quarter of 2004, the Company recorded a pretax charge of $17 million related to the elimination of 375 positions. These position eliminations will result in compensation expense savings of approximately $12 million in the second half of 2004 and $25 million for the full year 2005.

Publishing operating revenues, by classification, for the second quarter and first half were as follows:

	Second Quarter			First Half
(In millions)	2004	2003	Change	2004	2003	Change
Advertising
Retail	$ 344	$ 327	+ 5%	$ 649	$ 619	+ 5%
National	196	192	+ 2%	397	385	+ 3%
Classified	278	261	+ 6%	547	516	+ 6%

Total advertising	818	780	+ 5%	1,593	1,520	+ 5%
Circulation	165	166	- 1%	331	336	- 2%
Other	63	68	- 7%	125	131	- 4%

Total revenues	$1,046	$1,014	+ 3%	$2,049	$1,987	+ 3%

Total advertising revenues rose 5% in both the second quarter and the first half of 2004. Retail advertising was up 5%, or $17 million, in the second quarter and 5%, or $30 million, in the first half of 2004 due to increases in food, health care, furniture/home furnishing and electronics, which were partially offset by a decline in department stores. Preprint revenues, which were the primary contributor to the retail advertising growth, increased 9% for the second quarter and 8% for the first half of 2004. Los Angeles led preprint revenue growth with an increase of 18%, or $5 million, in the second quarter and 16%, or $9 million, in the first half of 2004. Preprint revenue in Chicago and New York was up 10%, or $4 million, and 2%, or $0.5 million, respectively, for the second quarter and rose 8%, or $6 million, and 1%, or $0.5 million, respectively, in the first half of 2004. National advertising revenue increased 2%, or $4 million, for the second quarter and 3%, or $12 million, for the first half of 2004 primarily due to increases in financial and movies/entertainment categories, which were partially offset by decreases in hi-tech, travel/resorts and auto manufacturers. Classified advertising revenues improved 6%, or $17 million, in the second quarter and 6%, or $31 million, for the first half of 2004. The second quarter increase is primarily due to a 16% increase in help wanted and a 5% increase in real estate. Auto revenue was flat in the second quarter of 2004. The first half increase is primarily due to a 13% increase in help wanted, a 4% increase in real estate and a 2% increase in auto. Interactive revenues, which are included in the above categories, increased 38%, or $9 million, in the second quarter and 38%, or $16 million, in the first half of 2004 due to strength in classified and banner/sponsorship advertising.

Advertising volume for the second quarter and first half was as follows:

	Second Quarter			First Half
(Inches in thousands)	2004	2003	Change	2004	2003	Change
Full run
Retail	1,602	1,528	+ 5%	3,034	2,877	+ 5%
National	998	975	+ 2%	1,997	1,894	+ 5%
Classified	2,666	2,637	+ 1%	5,271	5,118	+ 3%

Total full run	5,266	5,140	+ 2%	10,302	9,889	+ 4%
Part run	5,259	5,077	+ 4%	10,220	9,700	+ 5%

Total inches	10,525	10,217	+ 3%	20,522	19,589	+ 5%

Preprint pieces (in millions)	3,684	3,257	+ 13%	6,952	6,264	+ 11%

Full run advertising inches increased 2% in the second quarter and 4% in the first half of 2004 due to increases in all advertising categories. Full run retail advertising inches were up 5% in both periods primarily due to increases related to the new Spanish language newspapers, Hoy,Chicago, and Hoy, Los Angeles, partially offset by decreases in Orlando and Fort Lauderdale. Full run national advertising inches increased 2% in the second quarter and 5% in the first half primarily due to increases related to the Spanish language newspapers, partially offset by a decrease at Los Angeles. Full run classified advertising inches rose 1% in the second quarter and 3% in the first half of 2004 primarily due to increases related to the Spanish language newspapers, partially offset by decreases in Fort Lauderdale, Orlando and Los Angeles. Part run advertising inches increased 4% in the second quarter and 5% in the first half of 2004 primarily due to increases in Chicago, Los Angeles and the Spanish language newspapers, partially offset by decreases in Fort Lauderdale and Orlando. Preprint advertising pieces rose 13% in the second quarter and 11% in the first half of 2004 primarily due to increases in Los Angeles, Chicago and Fort Lauderdale.

Circulation revenues were down 1% in the second quarter and 2% in the first half of 2004 primarily due to lower volumes and increased discounts at most newspapers.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues decreased 7%, or $5 million, in the 2004 second quarter and 4%, or $6 million, for the first half of 2004.

Operating Expenses – Operating expenses for the second quarter and first half were as follows:

	Second Quarter			First Half
(In millions)	2004	2003	Change	2004	2003	Change
Compensation	$360	$322	+ 12%	$ 712	$ 651	+ 9%
Newsprint and ink	123	111	+ 11%	238	216	+ 10%
Circulation	121	114	+ 6%	237	225	+ 5%
Promotion	29	28	+ 5%	54	52	+ 5%
Depreciation and amortization	46	44	+ 4%	91	89	+ 2%
Other	196	160	+ 23%	356	322	+ 11%

Total operating expenses	$875	$779	+ 12%	$1,688	$1,555	+ 9%

Publishing operating expenses increased 12%, or $96 million, in the second quarter and 9%, or $133 million, for the first half of 2004 due to a rise in compensation expense, newsprint and ink expense and other cash expenses, as well as an increase in expenses related to new publications. Compensation expense rose 12%, or $38 million, for the second quarter and 9%, or $61 million, in the first half of 2004 primarily due to the $17 million charge related to the elimination of 375 positions in the second quarter and higher retirement and other benefit expenses. Newsprint and ink expense was up 11%, or $12 million, in the second quarter and 10%, or $22 million, for the first half of 2004, as average newsprint prices increased 12% in the second quarter and 10% in the first half, while consumption decreased slightly for the second quarter and first half. Other cash expenses increased 23%, or $36 million, in the second quarter and 11%, or $34 million, in the first half of 2004 primarily due to the $35 million charge related to the estimated cost to settle with advertisers related to the reduced reported circulation at Newsday and Hoy, New York (see Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof). Operating expenses associated with new publications, included in the above categories, totaled about $10 million and $18 million in the second quarter and first half of 2004, respectively.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit – The following table presents broadcasting and entertainment operating revenues, operating expenses and operating profit for the second quarter and first half. Entertainment includes Tribune Entertainment and the Chicago Cubs.

	Second Quarter			First Half
(In millions)	2004	2003	Change	2004	2003	Change
Operating revenues
Television	$368	$354	+ 4%	$ 674	$643	+ 5%
Radio/entertainment	82	82	–	105	110	- 5%

Total operating revenues	$450	$436	+ 3%	$ 779	$753	+ 4%

Operating expenses
Television	$213	$210	+ 1%	$ 416	$405	+ 3%
Radio/entertainment	77	77	–	106	109	- 3%

Total operating expenses	$290	$287	+ 1%	$ 522	$514	+ 2%

Operating profit (1)
Television	$155	$144	+ 8%	$ 258	$238	+ 8%
Radio/entertainment	5	5	+ 7%	(1)	1	*

Total operating profit	$160	$149	+ 8%	$ 257	$239	+ 7%

(1)     Operating profit excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

* Not meaningful

Broadcasting and entertainment operating revenues increased 3%, or $14 million, in the 2004 second quarter and 4%, or $26 million, in the first half mainly due to higher television revenues. Excluding the March 2003 acquisitions of KPLR-TV, St. Louis and KWBP-TV, Portland (“on a comparable basis”), broadcasting and entertainment operating revenues increased 2%, or $15 million, in the first half of 2004. Television revenues were up 4%, or $14 million, in the second quarter and 5%, or $31 million, for the first half of 2004 due to higher advertising revenues. Television advertising revenues were up 4%, or $14 million, in the second quarter and 4%, or $31 million, for the first half of 2004. Television advertising growth was driven by gains in the fast food and telecom categories, partially offset by softness in movies and packaged goods. On a comparable basis, television advertising revenues were up 3%, or $18 million, in the first half of 2004.

Operating profit for broadcasting and entertainment was up 8%, or $11 million, in the 2004 second quarter and 7%, or $18 million, for the first half. On a comparable basis, operating profit was up 6%, or $14 million, in the first half of 2004. The second quarter and first half increases were primarily due to higher television revenues and lower broadcast rights amortization expense, partially offset by increased benefits expense. Television operating profit increased 8%, or $11 million, in the 2004 second quarter and 8%, or $20 million, for the first half of 2004. On a comparable basis, television operating profit rose 7%, or $15 million, in the first half of 2004.

Operating Expenses – Operating expenses for the second quarter and first half were as follows:

	Second Quarter			First Half
(In millions)	2004	2003	Change	2004	2003	Change
Compensation	$130	$120	+ 8%	$205	$188	+ 9%
Broadcast rights amortization	88	99	- 11%	175	194	- 10%
Depreciation and amortization	13	13	+ 2%	26	25	+ 9%
Other	59	55	+ 6%	116	107	+ 7%

Total operating expenses	$290	$287	+ 1%	$522	$514	+ 2%

Broadcasting and entertainment operating expenses increased 1%, or $3 million, in the second quarter of 2004 and 2%, or $8 million, for the first half. On a comparable basis, broadcasting and entertainment operating expenses were up $1 million in the first half of 2004 due to increases in compensation expense and other cash expenses, partially offset by a decline in broadcast rights amortization expense. Broadcast rights amortization expense decreased 11%, or $11 million, in the second quarter of 2004 and 10%, or $19 million, for the first half. On a comparable basis, broadcast rights amortization decreased 11%, or $22 million, in the first half of 2004. Compensation expense increased 8%, or $10 million, in the 2004 second quarter and 9%, or $17 million, in the first half primarily due to higher benefits expense. On a comparable basis, compensation expense increased 8%, or $14 million, in the 2004 first half. Other cash expenses were up 6%, or $4 million, in the second quarter and 7%, or $9 million, in the first half due to higher selling and administrative costs. On a comparable basis, other cash expenses increased 6%, or $6 million, in the first half of 2004.

CORPORATE EXPENSES

Corporate expenses for the 2004 second quarter decreased 10% to $12 million from $14 million in the second quarter of 2003. Corporate expenses for the first half of 2004 were flat.

EQUITY RESULTS

Net equity income totaled $4 million in the 2004 second quarter, compared with $2 million in 2003. Net equity income for the 2004 first half was up $8 million from 2003 results. The improvement was primarily due to increased equity income from TV Food Network.

INTEREST AND INCOME TAXES

Interest expense for the 2004 second quarter decreased 28% to $36 million, and for the first half decreased 18% to $83 million primarily due to the retirement of higher interest rate debt, which was replaced with commercial paper. Interest income for the 2004 second quarter decreased to $1 million from $2 million in 2003, and for the first half declined to $2 million from $4 million in 2003.

The effective tax rate in the 2004 second quarter and first half was 40.0% and 39.3%, respectively, compared with a rate of 38.7% and 38.8% in the second quarter and first half of 2003, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by operations in the first half was $539 million in 2004, down from $551 million in 2003. The decrease was mainly due to changes in working capital requirements. The Company expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and stock.

Net cash used for investments totaled $85 million in the first half of 2004. The Company spent $89 million for capital expenditures and $32 million in cash for investments and received $35 million from the sale of investments in the first half of 2004.

Net cash used for financing activities in the 2004 first half was $585 million and included repayments of long-term debt, repurchases of common stock and payments of dividends, partially offset by net proceeds from the issuance of commercial paper and from sales of stock to employees. The Company repaid $663 million of long-term debt during the first half of 2004, $620 million of which related to the early retirement of debt in the second quarter at a cash premium of $137 million. The Company repurchased 12.5 million shares of its common stock in the first half of 2004. At June 27, 2004, the Company had authorization to repurchase an additional $730 million of its common stock. Quarterly dividends on the Company’s common stock increased from $.11 in 2003 to $.12 per share in 2004.

The Company has revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.0 billion. As of June 27, 2004, no amounts were borrowed under these credit agreements.

The Company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. As of June 27, 2004, the Company had $828 million of commercial paper outstanding. The Company’s commercial paper is rated “A-1,” “P-2” and “F-1” by Standard & Poor’s, Moody’s Investors Services (“Moody’s”) and Fitch Ratings (“Fitch”), respectively. The Company’s senior unsecured long-term debt was rated “A” by Standard & Poor’s, “A3" by Moody’s, and “A” by Fitch.

During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service (“IRS”) has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of June 27, 2004, the interest on the proposed taxes would be approximately $301 million. The Company intends to vigorously defend its position in U.S. Tax Court. A trial date has been scheduled for December 2004. However, the Company does not expect to receive the Court’s decision before the fourth quarter of 2005.

A tax reserve of $180 million, plus $61 million of interest, relating to these transactions is included in “compensation and other obligations” on the unaudited condensed consolidated balance sheets. Times Mirror established the $180 million tax reserve in 1998 when it entered into the transactions based on its assessment, along with its tax advisors, of the amount needed to settle a dispute with the IRS. The Company evaluates the adequacy of this reserve on a periodic basis. The Company has maintained this initial reserve as no new information has become available which would warrant a change in that reserve.

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

OUTLOOK

Consolidated revenues for the second half of 2004 are expected to grow in the 4% range and will continue to be affected by many factors, including changes in national and local economic conditions, consumer confidence, job creation and unemployment rates. Consolidated operating expenses for the second half of 2004 are expected to increase 2.5% to 3% due to higher expenses for retirement and medical plans, newsprint and the impact of new publications; it also assumes that no additional charges will be required related to the settlement with advertisers at Newsday and Hoy, New York. Second half 2004 interest expense is expected to decrease from 2003 due to a lower average debt level and the impact of the debt refinancing in the second quarter of 2004. The effective income tax rate for 2004 is expected to be approximately 39%.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following represents an update of the Company’s market-sensitive financial information. This information contains forward-looking statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 28, 2003.

EQUITY PRICE RISKS

Available-for-sale securities. The Company has common stock investments in several publicly traded companies that are subject to market price volatility. Except for 16 million shares of Time Warner common stock (see discussion below), these investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in the accumulated other comprehensive income component of shareholders’ equity.

The following analysis presents the hypothetical change in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price.

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			June 27, 2004	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Common stock
investments in
public companies	$38,986	$44,556	$50,125	$55,695 (1)	$61,264	$66,834	$72,403

(1)	Includes approximately 3 million shares of Time Warner common stock valued at $55 million. Excludes 16 million shares of Time Warner common stock. See discussion below.

During the last 12 quarters, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in six of the quarters, by 20% or more in four of the quarters and by 30% or more in three of the quarters.

Derivatives and related trading securities. The Company has issued 8 million PHONES indexed to the value of its investment in 16 million shares of Time Warner common stock (see Note 8 to the Company’s consolidated financial statements in the 2003 Annual Report on Form 10-K). This investment in Time Warner is classified as a trading security, and changes in its fair value, as well as changes in the fair value of the related derivative component of the PHONES, are recorded in the statement of income. Since the issuance of the PHONES in April 1999, there have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related Time Warner shares.

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or $157 per PHONES. At June 27, 2004, the PHONES carrying value was approximately $559 million.

The following analysis presents the hypothetical change in the fair value of the Company’s 16 million shares of Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investments Assuming Indicated Decrease in the Stock's Price			June 27, 2004	Valuation of Investments Assuming Indicated Increase in the Stock's Price
(In millions)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

Time Warner common stock	$195,216	$223,104	$250,992	$278,880	$306,768	$334,656	$362,544

During the last 12 quarters, market price movements have caused the fair value of the Company’s 16 million shares in Time Warner common stock to change by 10% or more in six of the quarters, by 20% or more in four of the quarters and by 30% or more in three of the quarters.

ITEM 4. CONTROLS AND PROCEDURES.

As of June 27, 2004, the Company’s management, including the Chairman, President and Chief Executive Officer and the Senior Vice President/Finance and Administration (Chief Financial Officer), carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and Senior Vice President/Finance and Administration (Chief Financial Officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings, including this quarterly report.

There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended June 27, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The information contained in Note 3 and Note 12 to the unaudited condensed consolidated financial statements in Part I, Item 1 hereof is incorporated herein by reference.

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

In 2000, the Company’s Board of Directors authorized the Company to repurchase $2.5 billion of its common stock. Through Dec. 28, 2003, the Company repurchased 28.7 million shares of its common stock at a cost of $1.2 billion under this authorization. First half 2004 repurchases, by fiscal period, were as follows (in thousands, except average price):

	Shares Repurchased	Average Price	Total Number of Shares Repurchased	Value of Shares that May Yet be Repurchased
Period 1 (5 weeks ended Feb. 1, 2004)	–	$ –	28,723	$1,332,497
Period 2 (4 weeks ended Feb. 29, 2004)	411	50.51	29,134	1,311,728
Period 3 (4 weeks ended March 28, 2004)	1,157	49.92	30,291	1,253,976
Period 4 (4 weeks ended April 25, 2004)	1,536	49.01	31,827	1,178,698
Period 5 (4 weeks ended May 23, 2004)	5,098	47.74	36,925	935,317
Period 6 (5 weeks ended June 27, 2004)	4,329	47.51	41,254	729,632

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Company held its annual meeting of shareholders on May 12, 2004.

(b)	No answer required.

(c)	Proposal 1 involved the election of three directors to serve until the 2007 Annual Meeting. Those directors and the voting results were as follows:

	Votes “For”	Votes “Withheld”
Jeffrey Chandler	281,070,426	9,234,014
William A. Osborn	273,624,810	16,679,630
Kathryn C. Turner	282,452,569	7,851,871

Proposal 2 involved the ratification of the selection of PricewaterhouseCoopers LLP to serve as the Company’s independent accountants for 2004. The voting results were as follows:

Votes “For”	Votes “Against”	Votes “Abstained”

284,128,278	4,084,854	2,091,308

Proposal 3 involved the approval of amendments to the Tribune Company 1997 Incentive Compensation Plan. The voting results were as follows:

Votes “For”	Votes “Against”	Votes “Abstained”

167,171,342	99,331,980	3,327,152

(d)	Not applicable.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

10.1 — Tribune Company Incentive Compensation Plan, effective May 12, 2004.

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

On April 15, 2004, the Company furnished a report on Form 8-K that included a press release announcing the Company’s first quarter 2004 earnings.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIBUNE COMPANY (Registrant)
Date: July 30, 2004	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)