Form 10-Q
period 2004-09-26
TRIBUNE CO
filed 2004-10-29
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 26, 2004

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

        At October 22, 2004 there were 317,708,970 shares outstanding of the registrant’s Common Stock ($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the registrant.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)

	Third Quarter Ended		Three Quarters Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Operating Revenues	$ 1,413,851	$ 1,385,523	$ 4,242,099	$ 4,125,196

Operating Expenses
Cost of sales (exclusive of items shown below)	700,040	681,811	2,042,523	1,990,858
Selling, general and administrative	400,162	333,473	1,175,472	1,003,597
Depreciation	51,190	53,276	160,504	161,641
Amortization of intangible assets	4,805	2,800	13,914	9,009

Total operating expenses	1,156,197	1,071,360	3,392,413	3,165,105

Operating Profit	257,654	314,163	849,686	960,091

Net income/(loss) on equity investments	(1,586)	811	(1,574)	(6,695)
Interest income	271	1,093	2,570	5,074
Interest expense	(35,131)	(48,675)	(118,056)	(150,273)
Gain/(loss) on change in fair values of derivatives
and related investments	(20,839)	24,720	(46,111)	41,457
Loss on early debt retirement	–	–	(140,506)	–
Gain/(loss) on sales of subsidiaries and
investments, net	(238)	9,844	18,636	61,782
Gain/(loss) on investment write-downs
and other, net	610	(3,905)	(6,466)	(7,742)

Income Before Income Taxes	200,741	298,051	558,179	903,694
Income taxes	(79,085)	(115,739)	(219,457)	(350,728)

Net Income	121,656	182,312	338,722	552,966
Preferred dividends, net of tax	(2,077)	(6,114)	(6,231)	(18,450)

Net Income Attributable to Common Shares	$ 119,579	$ 176,198	$ 332,491	$ 534,516

Earnings Per Share (Note 2):

Basic	$ .38	$ .56	$ 1.03	$ 1.72

Diluted	$ .37	$ .53	$ 1.01	$ 1.61

Dividends per common share	$ .12	$ .11	$ .36	$ .33

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	Sept. 26, 2004	Dec. 28, 2003

Assets
Current Assets
Cash and cash equivalents	$ 126,695	$ 247,603
Accounts receivable, net	798,579	867,145
Inventories	63,877	46,109
Broadcast rights, net	268,660	290,442
Deferred income taxes	121,685	99,921
Prepaid expenses and other	52,531	53,945

Total current assets	1,432,027	1,605,165

Property, plant and equipment	3,538,351	3,514,174
Accumulated depreciation	(1,791,863)	(1,726,271)

Net properties	1,746,488	1,787,903

Broadcast rights, net	431,641	359,039
Goodwill	5,467,814	5,480,291
Other intangible assets, net	3,160,315	3,152,325
Time Warner stock related to PHONES debt	264,000	285,440
Other investments	563,882	555,434
Prepaid pension costs	887,760	892,414
Other assets	159,187	162,141

Total assets	$ 14,113,114	$ 14,280,152

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	Sept. 26, 2004	Dec. 28, 2003

Liabilities and Shareholders’ Equity
Current Liabilities
Long-term debt due within one year	$ 156,327	$ 193,413
Contracts payable for broadcast rights	322,673	311,841
Deferred income	101,797	91,576
Accounts payable, accrued expenses and other current liabilities	640,932	667,051

Total current liabilities	1,221,729	1,263,881

PHONES debt related to Time Warner stock	567,600	535,280
Other long-term debt (less portions due within one year)	1,904,345	1,846,337
Deferred income taxes	2,281,358	2,224,762
Contracts payable for broadcast rights	585,175	536,832
Compensation and other obligations	836,321	844,936

Total liabilities	7,396,528	7,252,028

Shareholders’ Equity
Series C convertible preferred stock, net of treasury stock	44,260	44,260
Series D-1 convertible preferred stock, net of treasury stock	38,097	38,097
Series D-2 convertible preferred stock, net of treasury stock	24,510	24,510
Common stock and additional paid-in capital	6,917,377	6,924,484
Retained earnings	2,694,039	3,008,460
Treasury common stock (at cost)	(3,011,283)	(3,025,203)
Accumulated other comprehensive income	9,586	13,516

Total shareholders' equity	6,716,586	7,028,124

Total liabilities and shareholders' equity	$ 14,113,114	$ 14,280,152

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Quarters Ended
	Sept. 26, 2004	Sept. 28, 2003
Operations
Net income	$ 338,722	$ 552,966
Adjustments to reconcile net income to net cash provided
by operations:
(Gain)/loss on change in fair values of derivatives
and related investments	46,111	(41,457)
Loss on early debt retirement	140,506	–
Gain on sales of subsidiaries and investments, net	(18,636)	(61,782)
Loss on investment write-downs and other, net	6,466	7,742
Depreciation	160,504	161,641
Amortization of intangible assets	13,914	9,009
Deferred income taxes	28,290	85,145
Increase (decrease) in current income taxes payable	(22,044)	99,937
Decrease in accounts receivable	68,566	34,305
Tax benefit on stock options exercised	30,518	38,401
Other, net	26,137	(7,171)

Net cash provided by operations	819,054	878,736

Investments
Capital expenditures	(122,656)	(103,749)
Acquisitions and investments	(45,531)	(255,915)
Proceeds from sales of subsidiaries and investments	38,283	75,546

Net cash used for investments	(129,904)	(284,118)

Financing
Proceeds from the issuance of commercial paper, net of repayments	825,897	–
Repayments of long-term debt	(817,997)	(252,849)
Premium on early debt retirement	(137,331)	–
Sales of common stock to employees, net	90,212	124,674
Repurchases of common stock	(648,076)	(330,621)
Dividends	(122,763)	(116,610)

Net cash used for financing	(810,058)	(575,406)

Net increase (decrease) in cash and cash equivalents	(120,908)	19,212
Cash and cash equivalents, beginning of year	247,603	105,931

Cash and cash equivalents, end of quarter	$ 126,695	$ 125,143

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:   BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of Sept. 26, 2004 and the results of their operations for the third quarters and first three quarters ended Sept. 26, 2004 and Sept. 28, 2003 and cash flows for the first three quarters ended Sept. 26, 2004 and Sept. 28, 2003. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2004 presentation. These reclassifications had no impact on reported 2003 total revenues, operating profit or net income.

NOTE 2:   EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) were as follows (in thousands, except per share data):

	Third Quarter Ended		Three Quarters Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Basic EPS:
Net income	$ 121,656	$ 182,312	$ 338,722	$ 552,966
Preferred dividends, net of tax	(2,077)	(6,114)	(6,231)	(18,450)

Net income attributable to common shares	$ 119,579	$ 176,198	$ 332,491	$ 534,516
Weighted average common shares outstanding	318,364	313,080	323,988	310,192

Basic EPS	$ .38	$ .56	$ 1.03	$ 1.72

Diluted EPS:
Net income	$ 121,656	$ 182,312	$ 338,722	$ 552,966
Additional ESOP contribution required
assuming Series B preferred shares were
converted, net of tax	–	(2,379)	–	(7,235)
Dividends on Series C, D-1, and D-2 preferred
stock	(2,077)	(2,063)	(6,231)	(6,189)
LYONs interest expense, net of tax	–	–	–	2,884

Adjusted net income	$ 119,579	$ 177,870	$ 332,491	$ 542,426

Weighted average common shares outstanding	318,364	313,080	323,988	310,192
Assumed conversion of Series B preferred shares
into common shares	–	15,721	–	15,972
Assumed exercise of stock options, net of
common shares assumed repurchased
with the proceeds	3,654	6,030	5,269	6,589
Assumed conversion of LYONs debt securities	–	–	–	4,282

Adjusted weighted average common shares
outstanding	322,018	334,831	329,257	337,035

Diluted EPS	$ .37	$ .53	$ 1.01	$ 1.61

Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS for the third quarter of 2003 was computed assuming that the Series B convertible preferred shares had been converted into common shares as of the beginning of fiscal year 2003. Diluted EPS for the first three quarters of 2003 was computed assuming that the Series B convertible preferred shares and the LYONs debt securities had been converted into common shares as of the beginning of fiscal year 2003.

The Series B convertible preferred shares were converted into approximately 15.4 million shares of common stock on Dec. 16, 2003, and the LYONs were converted into approximately seven million shares of common stock during June 2003. In addition, in the third quarter and first three quarters diluted EPS calculations, for both 2004 and 2003, weighted average common shares outstanding were adjusted for the dilutive effect of stock options. The Company’s stock options and convertible securities are included in the calculation of diluted EPS only when their effects are dilutive. In the 2004 and 2003 third quarter calculations of diluted EPS, 2.5 million and 2.3 million shares, respectively, of the Company’s Series C, D-1 and D-2 convertible preferred stocks, and 21.0 million and 3.9 million, respectively, of the Company’s outstanding options, were not reflected because their effects would have been antidilutive. In the 2004 and 2003 first three quarters calculations of diluted EPS, 2.3 million shares in each year of the Company’s Series C, D-1 and D-2 convertible preferred stocks, and 9.8 million and 3.0 million, respectively, for the Company’s outstanding options, were not reflected because their effects were antidilutive.

NOTE 3:  NEWSDAY AND HOY, NEW YORK CHARGE

On Feb. 11, 2004, a purported class action lawsuit was filed in New York Federal Court by certain advertisers of Newsday and Hoy, New York, alleging that they were overcharged for advertising as a result of inflated circulation numbers at these two publications. The purported class action also alleges that entities that paid a Newsday subsidiary to deliver advertising flyers were overcharged. On July 21, 2004, another lawsuit was filed in New York Federal Court by certain advertisers of Newsday alleging damages resulting from inflated Newsday circulation numbers as well as federal and state antitrust violations. On Oct. 8, 2004, a third lawsuit was filed in New York State Court by a former Newsday advertiser alleging damages resulting from inflated Newsday circulation numbers. The Company intends to vigorously defend these suits. Newsday is a morning newspaper published seven days a week and circulated primarily in Long Island, New York, and in the borough of Queens in New York City. Hoy, New York, is a Spanish language newspaper that is also published seven days a week.

On June 17, 2004, the Company publicly disclosed that it would reduce its reported September 2003 and March 2004 circulation for both Newsday and Hoy, New York. The circulation adjustments were the result of a review of reported circulation at Newsday and Hoy, New York, conducted by the Company’s internal audit staff and the Audit Bureau of Circulations (“ABC”). Since the June 17th disclosure, the Company’s continuing internal review found additional misstatements for these time periods, as well as misstatements that impact 2001 and 2002.

As a result of the circulation misstatements for 2001 through 2004, the Company recorded a pretax charge of $35 million in selling, general and administrative expenses in the second quarter of 2004 as its estimate of the probable cost to settle with Newsday and Hoy, New York, advertisers based upon facts available at July 30, 2004, the date of the Company’s second quarter 2004 Form 10-Q filing.

On Sept. 10, 2004, based on information gathered during the third quarter of 2004 from ABC’s ongoing audit and Tribune’s internal investigation, the Company publicly disclosed additional revisions to the reported circulation of Newsday and Hoy, New York, for the September 2003 and March 2004 time periods. Because the additional circulation misstatements found since July 30, 2004 will increase the cost of settlement with their advertisers, the Company recorded an additional pretax charge of $55 million in selling, general and administrative expenses in the third quarter of 2004 to increase the estimate of the probable cost to settle with Newsday and Hoy, New York, advertisers to $90 million. This new estimate is based upon facts available as of the date of this report. The Company will continue to evaluate the adequacy of this reserve on an ongoing basis.

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

On July 12, 2004, ABC announced that it was censuring Newsday and Hoy, New York, for improper circulation practices. For the next two years, ABC will be auditing Newsday and Hoy, New York, every six months, instead of annually, and Newsday and Hoy, New York, will not be able to publish their six-month circulation statistics prior to the completion of the ABC audits. In addition, both Newsday and Hoy, New York, must submit a plan to ABC for correcting their circulation practices. The Company intends to work with ABC to fully comply with the terms of the censure and does not believe the impact of the censure will be material. ABC’s annual circulation audits at the Company’s other newspapers are ongoing. In addition, during the third quarter of 2004, the Company’s internal auditors began a review of the circulation practices at all of the Company’s newspapers and Chicago magazine which will be completed as soon as practical.

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

	Third Quarter Ended		Three Quarters Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Net income, as reported	$ 121,656	$ 182,312	$ 338,722	$ 552,966
Less: pro forma stock-based employee
compensation expense, net of tax:
General option awards	(11,742)	(14,382)	(37,439)	(41,913)
Replacement option awards	(3,696)	(4,691)	(13,408)	(12,091)
Merit option awards	–	–	–	(202)
Employee stock purchase plan	(1,046)	(900)	(2,922)	(2,762)

Total pro forma stock-based employee
compensation expense, net of tax	(16,484)	(19,973)	(53,769)	(56,968)

Pro forma net income	105,172	162,339	284,953	495,998
Preferred dividends, net of tax	(2,077)	(6,114)	(6,231)	(18,450)

Pro forma net income attributable to
common shares	$ 103,095	$ 156,225	$ 278,722	$ 477,548

Weighted average common shares
outstanding	318,364	313,080	323,988	310,192

Basic EPS, as reported	$ .38	$ .56	$ 1.03	$ 1.72
Basic EPS, pro forma	$ .32	$ .50	$ .86	$ 1.54

Adjusted weighted average
common shares outstanding	322,018	334,831	329,257	337,035

Diluted EPS, as reported	$ .37	$ .53	$ 1.01	$ 1.61
Diluted EPS, pro forma	$ .32	$ .47	$ .85	$ 1.44

In determining the pro forma compensation cost under the fair value method of FAS No. 123, using the Black-Scholes option pricing model, the following weighted average assumptions were used for general awards and replacement options:

	Third Quarter Ended
	Sept. 26, 2004		Sept. 28, 2003
	General Awards	Replacement Options	General Awards	Replacement Options
Risk-free interest rate	3.2%	1.7%	2.8%	1.5%
Expected dividend yield	1.0%	1.0%	1.0%	1.0%
Expected stock price volatility	30.4%	20.6%	32.7%	27.7%
Expected life (in years)	5	2	5	2

Weighted average fair value	*	$ 5.01	$ 14.13	$ 7.26

* No general awards were granted in the third quarter of 2004.

	Three Quarters Ended
	Sept. 26, 2004		Sept. 28, 2003
	General Awards	Replacement Options	General Awards	Replacement Options
Risk-free interest rate	3.2%	1.7%	2.8%	1.5%
Expected dividend yield	1.0%	1.0%	1.0%	1.0%
Expected stock price volatility	31.1%	25.6%	32.7%	29.5%
Expected life (in years)	5	2	5	2

Weighted average fair value	$ 15.46	$ 7.51	$ 13.90	$ 8.01

NOTE 5:  PENSION AND POSTRETIREMENT BENEFITS

The components of net periodic benefit cost (credit) for Company-sponsored plans for the third quarter were as follows (in thousands):

	Pension Benefits Third Quarter Ended		Other Postretirement Benefits Third Quarter Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Service cost	$ 5,215	$ 4,568	$ 394	$ 649
Interest cost	19,862	19,655	2,989	2,966
Expected return on plans’ assets	(32,332)	(34,483)	–	–
Recognized actuarial loss	11,112	6,077	–	–
Amortization of prior service costs	(520)	(465)	(397)	2
Amortization of transition asset	(1)	(212)	–	–

Net periodic benefit cost (credit)	$ 3,336	$(4,860)	$ 2,986	$3,617

The components of net periodic benefit cost (credit) for Company-sponsored plans for the first three quarters were as follows (in thousands):

	Pension Benefits Three Quarters Ended		Other Postretirement Benefits Three Quarters Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Service cost	$ 15,761	$ 13,704	$ 1,314	$ 1,947
Interest cost	60,033	58,965	7,743	8,898
Expected return on plans’ assets	(97,903)	(103,449)	–	–
Recognized actuarial loss	33,345	18,231	–	–
Amortization of prior service costs	(1,437)	(1,395)	(986)	6
Amortization of transition asset	(3)	(636)	–	–

Net periodic benefit cost (credit)	$ 9,796	$ (14,580)	$ 8,071	$10,851

For the year ending Dec. 26, 2004, the Company plans to contribute $7 million to certain of its union and non-qualified pension plans and $21 million to its other postretirement benefit plans. As of Sept. 26, 2004, $6 million of contributions have been made to its union and non-qualified pension plans and $16 million of contributions have been made to its other postretirement benefit plans.

NOTE 6: NON-OPERATING ITEMS

The third quarter and first three quarters of 2004 included several non-operating items, summarized as follows (in thousands):

	Third Quarter Ended Sept. 26, 2004		Three Quarters Ended Sept. 26, 2004
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on change in fair values
of derivatives and related investments	$(20,839)	$(12,712)	$ (46,111)	$ (28,128)
Loss on early debt retirement	–	–	(140,506)	(87,549)
Gain/(loss) on sales of subsidiaries and
investments, net	(238)	(145)	18,636	11,368
Gain/(loss) on investment write-downs
and other, net	610	372	(6,466)	(3,944)

Total non-operating items	$(20,467)	$(12,485)	$(174,447)	$(108,253)

The 2004 third quarter and first three quarters change in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. In the third quarter of 2004, the $21 million non-cash pretax loss resulted from a $15 million decrease in the fair value of 16.0 million shares of Time Warner common stock and a $6 million increase in the fair value of the derivative component of the Company’s PHONES. In the first three quarters of 2004, the $46 million non-cash pretax loss resulted from a $25 million increase in the fair value of the derivative component of the PHONES and a $21 million decrease in the fair value of 16.0 million shares of Time Warner common stock.

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

In the first three quarters of 2004, the gain on sales of subsidiaries and investments related primarily to the sale of the Company’s 50% interest in La Opinión for $20 million, resulting in a pretax gain of $18 million.

The third quarter and first three quarters of 2003 also included several non-operating items, summarized as follows (in thousands):

	Third Quarter Ended Sept. 28, 2003		Three Quarters Ended Sept. 28, 2003
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain on change in fair values
of derivatives and related investments	$ 24,720	$ 15,129	$ 41,457	$ 25,372
Gain on sales of subsidiaries and
investments, net	9,844	6,010	61,782	37,796
Loss on investment write-downs
and other, net	(3,905)	(2,390)	(7,742)	(4,738)

Total non-operating items	$ 30,659	$ 18,749	$ 95,497	$ 58,430

The 2003 third quarter and first three quarters change in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. In the third quarter of 2003, the $25 million non-cash pretax gain resulted from a $35 million decrease in the fair value of the derivative component of the PHONES, which was partially offset by a $10 million decrease in the fair value of the 16.0 million shares of Time Warner common stock. In the first three quarters of 2003, the $42 million non-cash pretax gain resulted from a $44 million increase in the fair value of 16.0 million shares of Time Warner common stock, which was partially offset by a $2 million increase in the fair value of the derivative component of the PHONES.

In the first three quarters of 2003, the gain on sales of subsidiaries and investments resulted primarily from the divestiture of the assets of the Company’s remaining Denver radio station, KKHK-FM. KKHK-FM, now known as KQMT-FM, plus cash of $20 million were exchanged for the assets of KWBP-TV, Portland, Ore. and resulted in a pretax gain of $51 million.

NOTE 7: INVENTORIES

Inventories consisted of the following (in thousands):

	Sept. 26, 2004	Dec. 28, 2003
Newsprint (at LIFO)	$51,569	$34,181
Supplies and other	12,308	11,928

Total inventories	$63,877	$46,109

Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $3.4 million at Sept. 26, 2004 and $2.9 million at Dec. 28, 2003.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets at Sept. 26, 2004 and Dec. 28, 2003 consisted of the following (in thousands):

	Sept. 26, 2004			Dec. 28, 2003
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to
amortization
Subscribers (useful life of 15
to 20 years)	$195,750	$(50,826)	$ 144,924	$195,750	$ (43,031)	$ 152,719
Network affiliation agreements
(useful life of 40 years)	290,320	(7,258)	283,062	290,320	(1,814)	288,506
Other (useful life of 3 to 40 years)	23,237	(4,539)	18,698	30,294	(3,824)	26,470

Total	$509,307	$(62,623)	446,684	$516,364	$ (48,669)	467,695

Goodwill and other intangible assets not
subject to amortization
Goodwill
Publishing			3,920,717			3,920,158
Broadcasting and entertainment			1,547,098			1,560,133

Total goodwill			5,467,815			5,480,291
Newspaper mastheads			1,575,814			1,575,814
FCC licenses			1,129,884			1,100,884
Tradename			7,932			7,932

Total			8,181,445			8,164,921

Total goodwill and other intangible
assets			$8,628,129			$8,632,616

NOTE 9:   LONG-TERM DEBT

Debt consisted of the following (in thousands):

	Sept. 26, 2004	Dec. 28, 2003
Commercial paper, weighted average interest rate of 1.7%	$ 825,897	$ –
Medium-term notes, weighted average
interest rate of 6.2%, due 2004-2008	733,285	913,285
Capitalized real estate obligation, effective interest rate of
7.7%, expiring 2009	77,818	87,511
7.45% notes, redeemed April 16, 2004	–	395,815
7.25% debentures due 2013, net of unamortized discount of $2,903
and $5,699	79,180	142,516
7.5% debentures due 2023, net of unamortized discount of $4,497
and $4,673	94,253	94,077
6.61% debentures due 2027, net of unamortized discount of $2,435
and $7,396	82,525	242,604
7.25% debentures due 2096, net of unamortized discount of $18,539
and $18,680	129,461	129,320
Interest rate swap	31,500	31,588
Other notes and obligations	6,753	3,034

Total debt excluding PHONES	2,060,672	2,039,750
Less portions due within one year	(156,327)	(193,413)

Long-term debt excluding PHONES	1,904,345	1,846,337
2% PHONES debt related to Time Warner stock, due 2029	567,600	535,280

Total long-term debt	$ 2,471,945	$ 2,381,617

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

Exchangeable Subordinated Debentures due 2029 (“PHONES”) — Under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. The fair value of the derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $710 million and $650 million at Sept. 26, 2004 and Dec. 28, 2003, respectively.

The discounted debt and derivative components of the PHONES were as follows (in thousands):

	Sept. 26, 2004	Dec. 28, 2003
PHONES debt:
Discounted debt component (at book value)	$439,840	$432,160
Derivative component (at fair value)	127,760	103,120

Total	$567,600	$535,280

Time Warner stock related to PHONES (at fair value)	$264,000	$285,440

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

At Sept. 26, 2004, the market value per PHONES was $88.80 and the market value of two shares of Time Warner common stock was $33.00. If the PHONES are exchanged in the next year, the Company intends to refinance the PHONES, and has the ability to do so, on a long-term basis, through its existing revolving credit agreements. Accordingly, the PHONES have been classified as long-term.

Interest Rate Swap — The Company is currently a party to one interest rate swap agreement assumed in connection with the Times Mirror merger. This swap agreement relates to the $100 million of 7.5% debentures due in 2023 and effectively converts the fixed 7.5% rate to a variable rate based on LIBOR.

Revolving Credit Agreements — On March 26, 2004, the Company renegotiated its revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.0 billion, expiring in December 2008. The new agreements contain various interest rate options and provide for annual fees based on a percentage of the commitment. The agreements contain covenants which require the Company to maintain a minimum interest coverage ratio. At Sept. 26, 2004, no amounts were borrowed under the agreements, and the Company was in compliance with the covenants. In addition to the PHONES, the Company intends to refinance $735 million of commercial paper scheduled to mature by Sept. 26, 2005, and has the ability to do so on a long-term basis through its existing revolving credit agreements. Accordingly, these notes have been classified as long-term.

NOTE 10: COMPREHENSIVE INCOME

Other comprehensive income for the third quarter and first three quarters ended Sept. 26, 2004 and Sept. 28, 2003 included unrealized gains and losses on marketable securities classified as available-for-sale and foreign currency translation adjustments. Comprehensive income reflects all changes in the net assets of the Company during the period from transactions and other events and circumstances except those resulting from any stock issuances and dividends.

The Company’s comprehensive income was as follows (in thousands):

	Third Quarter Ended		Three Quarters Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003

Net income	$ 121,656	$ 182,312	$ 338,722	$ 552,966

Unrealized holding gain (loss) on marketable
securities classified as available-for-sale:
Unrealized holding gain (loss) arising during
the period, before tax	(3,019)	379	(6,335)	9,812
Adjustment for loss on sales of
investments included in net income	–	674	–	729
Income taxes	1,176	(408)	2,407	(4,089)

Change in net unrealized gain (loss) on marketable
securities classified as available-for-sale	(1,843)	645	(3,928)	6,452

Change in foreign currency translation adjustments,
net of tax	73	–	(2)	–

Other comprehensive income (loss)	(1,770)	645	(3,930)	6,452

Comprehensive income	$ 119,886	$ 182,957	$ 334,792	$ 559,418

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

During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service (“IRS”) has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of Sept. 26, 2004, the interest on the proposed taxes would be approximately $315 million. The Company intends to vigorously defend its position in U.S. Tax Court. A trial date has been scheduled for December 2004. However, the Company does not expect to receive the Court’s decision before the fourth quarter of 2005.

A tax reserve of $180 million, plus $63 million of interest, relating to these transactions is included in “compensation and other obligations” on the unaudited condensed consolidated balance sheets. Times Mirror established the $180 million tax reserve in 1998 when it entered into the transactions based on its assessment, along with its tax advisors, of the amount needed to settle a dispute with the IRS. The Company evaluates the adequacy of this reserve on a periodic basis. The Company has maintained this initial reserve as no new information has become available which would warrant a change in that reserve.

In Jan. 2003, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), which was effective for the Company as of Dec. 29, 2003. FIN 46, as subsequently amended, provides a new accounting model for determining when to consolidate investments that are less than wholly owned. The Company holds significant variable interests, as defined by FIN 46, in CareerBuilder, LLC, Classified Ventures, LLC and CrossMedia Services, Inc., but the Company has determined that it is not the primary beneficiary of these entities. The Company’s maximum loss exposure related to these entities is limited to its equity investments in CareerBuilder, LLC, Classified Ventures, LLC and CrossMedia Services, Inc. which were $80 million, $8 million and $25 million, respectively, at Sept. 26,2004. The adoption of FIN 46 had no impact on the Company.

NOTE 13:   SEGMENT INFORMATION

Financial data for each of the Company’s business segments are as follows (in thousands):

	Third Quarter Ended		Three Quarters Ended
	Sept. 26, 2004	Sept. 28, 2003	Sept. 26, 2004	Sept. 28, 2003
Operating revenues:
Publishing	$ 981,457	$ 966,378	$ 3,030,904	$ 2,953,596
Broadcasting and entertainment	432,394	419,145	1,211,195	1,171,600

Total operating revenues	$ 1,413,851	$ 1,385,523	$ 4,242,099	$ 4,125,196

Operating profit (1):
Publishing	$ 131,780	$ 192,585	$ 492,379	$ 624,838
Broadcasting and entertainment	138,355	133,663	395,385	372,880
Corporate expenses	(12,481)	(12,085)	(38,078)	(37,627)

Total operating profit	$ 257,654	$ 314,163	$ 849,686	$ 960,091

	Sept. 26, 2004	Dec. 28, 2003
Assets:
Publishing	$ 8,162,827	$ 8,216,160
Broadcasting and entertainment	4,504,148	4,452,605
Corporate	1,446,139	1,611,387

Total assets	$14,113,114	$14,280,152

(1)     Operating profit for each segment excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                  RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the third quarter and first three quarters of 2004 to the third quarter and first three quarters of 2003. Certain prior year amounts have been reclassified to conform with the 2004 presentation. These reclassifications had no impact on reported 2003 total revenues, operating profit or net income.

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

RECENT DEVELOPMENTS

On June 17, 2004, the Company publicly disclosed that it would reduce its reported September 2003 and March 2004 circulation for both Newsday and Hoy, New York. The circulation adjustments were the result of a review of reported circulation at Newsday and Hoy, New York, conducted by the Company’s internal audit staff and the Audit Bureau of Circulations (“ABC”). Since the June 17th disclosure, the Company’s continuing internal review found additional misstatements for these time periods, as well as misstatements that impact 2001 and 2002.

As a result of the circulation misstatements for 2001 through 2004, the Company recorded a pretax charge of $35 million in selling, general and administrative expenses in the second quarter of 2004 as its estimate of the probable cost to settle with Newsday and Hoy, New York, advertisers based upon facts available at July 30, 2004, the date of the Company’s second quarter 2004 10-Q filing.

On Sept. 10, 2004, based on information gathered during the third quarter of 2004 from ABC’s ongoing audit and Tribune’s internal investigation, the Company publicly disclosed additional revisions to the reported circulation of Newsday and Hoy, New York, for the September 2003 and March 2004 time periods. Because the additional circulation misstatements found since July 30, 2004 will increase the cost of settlement with their advertisers, the

Company recorded an additional pretax charge of $55 million in selling, general and administrative expenses in the third quarter of 2004 to increase the estimate of the probable cost to settle with Newsday and Hoy, New York, advertisers to $90 million. This new estimate is based upon facts available as of the date of this report. The Company will continue to evaluate the adequacy of this reserve on an ongoing basis.

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

On July 12, 2004, ABC announced that it was censuring Newsday and Hoy, New York, for improper circulation practices. For the next two years, ABC will be auditing Newsday and Hoy, New York, every six months, instead of annually, and Newsday and Hoy, New York, will not be able to publish their six-month circulation statistics prior to the completion of the ABC audits. In addition, both Newsday and Hoy, New York, must submit a plan to ABC for correcting their circulation practices. The Company intends to work with ABC to fully comply with the terms of the censure and does not believe the impact of the censure will be material. ABC’s annual circulation audits at the Company’s other newspapers are ongoing. In addition, during the third quarter of 2004, the Company’s internal auditors began a review of the circulation practices at all of the Company’s newspapers and Chicago magazine which will be completed as soon as practical.

In the second quarter of 2004, the Company recorded a pretax charge of $17 million related to the elimination of 375 positions in its publishing segment. These position eliminations will result in compensation expense savings of approximately $6 million in the fourth quarter of 2004 and $25 million for the full year 2005.

Also, in the second quarter of 2004, the Company redeemed all of its outstanding $400 million ($396 million net of unamortized discount) 7.45% debentures due 2009 and retired $66 million ($64 million net of unamortized discount) of its 7.25% debentures due 2013 and $165 million ($160 million net of unamortized discount) of its 6.61% debentures due 2027 through cash tender offers. The Company paid approximately $760 million to retire this debt and, as a result, recorded a one-time, pretax loss of $141 million in the second quarter of 2004. The Company funded these transactions with cash and the issuance of commercial paper.

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

NON-OPERATING ITEMS

The third quarter and first three quarters of 2004 included several non-operating items, summarized as follows (in millions):

	Third Quarter Ended Sept. 26, 2004		Three Quarters Ended Sept. 26, 2004
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on change in fair values
of derivatives and related investments	$ (20.9)	$ (12.7)	$ (46.1)	$ (28.1)
Loss on early debt retirement	–	–	(140.5)	(87.6)
Gain/(loss) on sales of subsidiaries and
investments, net	(.2)	(.2)	18.6	11.4
Gain/(loss) on investment write-downs
and other, net	.6	.4	(6.5)	(4.0)

Total non-operating items	$ (20.5)	$ (12.5)	$ (174.5)	$ (108.3)

The 2004 third quarter and first three quarters change in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. In the third quarter of 2004, the $21 million non-cash pretax loss resulted from a $15 million decrease in the fair value of 16.0 million shares of Time Warner common stock and a $6 million increase in the fair value of the derivative component of the Company’s PHONES. In the first three quarters of 2004, the $46 million non-cash pretax loss resulted from a $25 million increase in the fair value of the derivative component of the PHONES and a $21 million decrease in the fair value of 16.0 million shares of Time Warner common stock.

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

In the first three quarters of 2004, the gain on sales of subsidiaries and investments related primarily to the sale of the Company’s 50% interest in La Opinión for $20 million, resulting in a pretax gain of $18 million.

The third quarter and first three quarters of 2003 also included several non-operating items, summarized as follows (in millions):

	Third Quarter Ended Sept. 28, 2003		Three Quarters Ended Sept. 28, 2003
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain on change in fair values
of derivatives and related investments	$ 24.7	$ 15.1	$ 41.5	$ 25.4
Gain on sales of subsidiaries and
investments, net	9.8	6.0	61.8	37.7
Loss on investment write-downs
and other, net	(3.9)	(2.4)	(7.8)	(4.7)

Total non-operating items	$ 30.6	$ 18.7	$ 95.5	$ 58.4

The 2003 third quarter and first three quarters change in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. In the third quarter of 2003, the $25 million non-cash pretax gain resulted from a $35 million decrease in the fair value of the derivative component of the PHONES which was partially offset by a $10 million decrease in the fair value of 16.0 million shares of Time Warner common stock. In the first three quarters of 2003, the $42 million non-cash pretax gain resulted from a $44 million increase in the fair value of 16.0 million shares of Time Warner common stock, which was partially offset by a $2 million increase in the fair value of the derivative component of the PHONES.

In the first three quarters of 2003, the gain on sales of subsidiaries and investments resulted primarily from the divestiture of the assets of the Company’s remaining Denver radio station, KKHK-FM. KKHK-FM, now known as KQMT-FM, plus cash of $20 million were exchanged for the assets of KWBP-TV, Portland, Ore. and resulted in a pretax gain of $51 million.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2004 and 2003 third quarters reflect these seasonal patterns.

CONSOLIDATED

The Company’s consolidated operating results for the third quarters and first three quarters of 2004 and 2003 are shown in the table below.

	Third Quarter			Three Quarters
(In millions, except per share data)	2004	2003	Change	2004	2003	Change

Operating revenues	$ 1,414	$ 1,385	+ 2%	$ 4,242	$ 4,125	+ 3%

Operating profit (1)	$ 258	$ 314	- 18%	$ 850	$ 960	- 12%

Net income (loss) on equity investments	$ (2)	$ 1	*	$ (2)	$ (7)	- 77%

Net income	$ 122	$ 182	- 33%	$ 339	$ 553	- 39%

Diluted earnings per share	$ .37	$ .53	- 30%	$ 1.01	$ 1.61	- 37%

* Not meaningful

(1)     Operating profit excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

Earnings Per Share (“EPS”) – Diluted EPS for the 2004 third quarter was $.37 compared with $.53 in 2003. The 2004 third quarter results included a net non-operating loss of $.04 per diluted share, while the 2003 third quarter included a net non-operating gain of $.05 per diluted share. Diluted EPS for the first three quarters of 2004 was $1.01 compared with $1.61 in 2003. The 2004 first three quarters results included a net non-operating loss of $.33 per diluted share, while the 2003 first three quarters results included a net non-operating gain of $.17 per diluted share. Diluted EPS for the third quarter and first three quarters of 2004 also included a charge of $.10 and $.17 per diluted share, respectively, related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York (see Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof). The first three quarters of 2004 also included a charge of $.03 per diluted share for the elimination of 375 positions in the publishing group.

Operating Revenues and Profit – The Company’s consolidated operating revenues, depreciation and amortization expense, and operating profit by business segment for the third quarter and first three quarters were as follows:

	Third Quarter			Three Quarters
(In millions)	2004	2003	Change	2004	2003	Change
Operating revenues
Publishing	$ 982	$ 966	+ 2%	$ 3,031	$ 2,953	+ 3%
Broadcasting and entertainment	432	419	+ 3%	1,211	1,172	+ 3%

Total operating revenues	$ 1,414	$ 1,385	+ 2%	$ 4,242	$ 4,125	+ 3%

Depreciation and amortization expense
Publishing	$ 43	$ 44	- 3%	$ 134	$ 133	+ 1%
Broadcasting and entertainment	13	11	+ 12%	39	36	+ 10%
Corporate	–	1	- 23%	1	2	- 22%

Total depreciation and amortization
expense	$ 56	$ 56	–	$ 174	$ 171	+ 2%

Operating profit (loss) (1)
Publishing	$ 132	$ 192	- 32%	$ 493	$ 625	- 21%
Broadcasting and entertainment	138	134	+ 4%	395	373	+ 6%
Corporate expenses	(12)	(12)	+ 3%	(38)	(38)	+ 1%

Total operating profit	$ 258	$ 314	- 18%	$ 850	$ 960	- 12%

(1)     Operating profit for each segment excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

Consolidated operating revenues for the 2004 third quarter rose 2% to $1.41 billion from $1.39 billion in 2003 and for the first three quarters increased 3% to $4.24 billion from $4.13 billion in 2003. These increases were primarily due to improvements in publishing advertising revenues and a rise in broadcasting and entertainment television revenues.

Consolidated operating profit decreased 18%, or $56 million, in the third quarter of 2004 and 12%, or $110 million, in the first three quarters. Excluding the March 2003 acquisitions of KPLR-TV, St. Louis and KWBP-TV, Portland (“on a comparable basis”), consolidated operating profit was down 12%, or $114 million, in the first three quarters of 2004. Publishing operating profit decreased 32%, or $60 million, in the third quarter of 2004 and 21%, or $132 million, in the first three quarters. The third quarter and first three quarters publishing operating profit included pretax charges of $55 million and $90 million, respectively, related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York (see Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof). The first three quarters of 2004 also included a pretax charge of $17 million for the elimination of 375 positions. Publishing advertising revenues increased 3% and 4% for the third quarter and first three quarters of 2004, respectively. Broadcasting and entertainment operating profit was up 4%, or $4 million, in the third quarter of 2004 and 6%, or $22 million, in the first three quarters primarily due to increased revenue in radio/entertainment in the third quarter, a rise in television revenues in the first three quarters of 2004 and lower broadcast rights amortization expense, partially offset by increased benefits expense in both the third quarter and first three quarters of 2004.

Operating Expenses – Consolidated operating expenses for the third quarter and first three quarters were as follows:

	Third Quarter			Three Quarters
(In millions)	2004	2003	Change	2004	2003	Change
Cost of sales	$ 700	$ 682	+ 3%	$2,043	$1,991	+ 3%
Selling, general and administrative	400	333	+ 20%	1,175	1,003	+ 17%
Depreciation and amortization	56	56	–	174	171	+ 2%

Total operating expenses	$1,156	$1,071	+ 8%	$3,392	$3,165	+ 7%

Cost of sales increased 3%, or $18 million, in the 2004 third quarter and 3%, or $52 million, in the first three quarters. On a comparable basis, cost of sales was up 2%, or $46 million, in the first three quarters of 2004. The increases were primarily due to higher compensation and newsprint and ink expenses, partially offset by a decline in broadcast rights amortization expense. Compensation expense increased 5%, or $15 million, in the third quarter of 2004 and 6%, or $51 million, in the first three quarters primarily due to higher retirement and other benefit expenses. On a comparable basis, compensation expense increased 6%, or $50 million, in the first three quarters of 2004. Newsprint and ink expense rose 7%, or $7 million, in the third quarter of 2004 and 9%, or $29 million, in the first three quarters, as average newsprint prices were up 12% in the third quarter and 11% in the first three quarters of 2004, while consumption decreased 4% for the third quarter and 2% for the first three quarters of 2004. Broadcast rights amortization expense decreased 3%, or $3 million, in the third quarter of 2004 and 7%, or $22 million, in the first three quarters. On a comparable basis, broadcast rights amortization declined 9%, or $26 million, in the first three quarters of 2004.

Selling, general and administrative expenses (“SG&A”) were up 20%, or $67 million, in the 2004 third quarter and 17%, or $172 million, in the first three quarters. On a comparable basis, SG&A expense increased 17%, or $168 million, in the 2004 first three quarters. The increases were primarily due to higher compensation expense and other SG&A expenses. Compensation expense increased 2%, or $4 million, in the 2004 third quarter and 10%, or $50 million, in the first three quarters primarily due to higher retirement and other benefit expenses and a charge of $17 million for the elimination of 375 positions in the publishing group in the second quarter of 2004. On a comparable basis, compensation expense rose 9%, or $48 million, in the first three quarters of 2004. Other SG&A expenses for the third quarter and first three quarters of 2004 include charges of $55 million and $90 million, respectively, related to the anticipated settlements with advertisers regarding misstated circulation at Newsday and Hoy, New York (see Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof).

PUBLISHING

Operating Revenues and Profit – The following table presents publishing operating revenues, operating expenses and operating profit for the third quarter and first three quarters.

	Third Quarter			Three Quarters
(In millions)	2004	2003	Change	2004	2003	Change

Operating revenues	$982	$966	+ 2%	$3,031	$2,953	+ 3%

Operating expenses	850	774	+ 10%	2,538	2,328	+ 9%

Operating profit (1)	$132	$192	- 32%	$ 493	$ 625	- 21%

(1)     Operating profit excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

Publishing operating revenues rose 2% to $1 billion for the third quarter and 3% to $3 billion for the first three quarters of 2004 primarily due to increases in advertising revenue in Chicago, New York, Hartford, Baltimore and the Spanish language newspapers.

Operating profit for the 2004 third quarter decreased 32% to $132 million and for the first three quarters decreased 21% to $493 million mainly as a result of the charges described in the following paragraph, higher retirement plan and other benefit expenses, an increase in newsprint and ink expense and the impact of new publications.

As a result of misstatements of reported circulation at Newsday and Hoy, New York, the Company recorded a pretax charge of $35 million in the second quarter of 2004 as its estimate of the probable cost to settle with advertisers based upon facts available at July 30, 2004, the date of the Company’s second quarter 2004 Form 10-Q filing. Since that date, the Company found additional circulation misstatements, which will increase the cost to settle with advertisers. As a result, the Company recorded an additional pretax charge of $55 million in the third quarter of 2004 to increase the estimate of the probable cost to settle with Newsday and Hoy, New York, advertisers to $90 million. This new estimate is based upon facts available at the date of this report. The Company will continue to evaluate the adequacy of this reserve on an ongoing basis (see Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof). Also in the first three quarters of 2004, the Company recorded a pretax charge of $17 million related to the elimination of 375 positions. These position eliminations will result in compensation expense savings of approximately $6 million in the fourth quarter of 2004 and $25 million for the full year 2005.

Publishing operating revenues, by classification, for the third quarter and first three quarters were as follows:

	Third Quarter			Three Quarters
(In millions)	2004	2003	Change	2004	2003	Change
Advertising
Retail	$314	$303	+ 4%	$ 964	$ 921	+ 5%
National	176	174	+ 1%	572	559	+ 2%
Classified	268	261	+ 2%	815	778	+ 5%

Total advertising	758	738	+ 3%	2,351	2,258	+ 4%
Circulation	158	164	- 3%	489	500	- 2%
Other	66	64	+ 2%	191	195	- 2%

Total revenues	$982	$966	+ 2%	$3,031	$2,953	+ 3%

Total advertising revenues rose 3% in the third quarter and 4% in the first three quarters of 2004. Retail advertising was up 4%, or $11 million, in the third quarter and 5%, or $43 million, in the first three quarters of 2004 due to increases in the electronics, furniture/home furnishings, food, health care and hardware categories, which were partially offset by a decline in department stores. Preprint revenues, which were the primary contributor to the retail advertising growth, increased 11%, or $16 million, for the third quarter and 9%, or $39 million, for the first three quarters of 2004. Los Angeles led preprint revenue growth with an increase of 27%, or $8 million, in the third quarter and 20%, or $17 million, in the first three quarters of 2004. Preprint revenue in Chicago and New York was up 10%, or $4 million, and 2%, or $0.4 million, respectively, for the third quarter and rose 9%, or $10 million, and 1%, or $1 million, respectively, in the first three quarters of 2004. National advertising revenue increased 1%, or $2 million, for the third quarter and 2%, or $13 million, for the first three quarters of 2004 primarily due to increases in the auto manufacturers and financial categories, which were partially offset by decreases in travel/resorts and hi-tech. Classified advertising revenues improved 2%, or $7 million, in the third quarter and 5%, or $37 million, for the first three quarters of 2004. The third quarter increase is primarily due to a 10% increase in help wanted and a 7% increase in real estate, which was partially offset by an 8% decrease in auto. The first three quarters increase is primarily due to a 12% increase in help wanted and a 5% increase in real estate, which was partially offset by a 1% decrease in auto. Interactive revenues, which are included in the above categories, rose 30%, or $8 million, in the third quarter and 35%, or $24 million, in the first three quarters of 2004 due to strength in classified and banner/sponsorship advertising.

Advertising volume for the third quarter and first three quarters was as follows:

	Third Quarter			Three Quarters
(Inches in thousands)	2004	2003	Change	2004	2003	Change
Full run
Retail	1,468	1,397	+ 5%	4,502	4,274	+ 5%
National	939	893	+ 5%	2,936	2,787	+ 5%
Classified	2,499	2,633	- 5%	7,770	7,751	–

Total full run	4,906	4,923	–	15,208	14,812	+ 3%
Part run	5,196	4,853	+ 7%	15,416	14,553	+ 6%

Total inches	10,102	9,776	+ 3%	30,624	29,365	+ 4%

Preprint pieces (in millions)	3,568	3,046	+ 17%	10,520	9,310	+ 13%

Full run advertising inches were flat in the third quarter and increased 3% in the first three quarters of 2004 due to increases in retail and national advertising categories in the third quarter and first three quarters of 2004, offset by decreases in the classified advertising category in the third quarter of 2004. Full run retail advertising inches were up 5% in both periods primarily due to increases related to the new Spanish language newspapers, Hoy, Chicago, and Hoy, Los Angeles, partially offset by decreases in Orlando, Fort Lauderdale and Chicago. Full run national advertising inches increased 5% in both periods primarily due to increases related to the Spanish language newspapers and Chicago, partially offset by a decrease at Los Angeles. Full run classified advertising inches fell 5% in the third quarter and were flat in the first three quarters of 2004 primarily due to decreases in Fort Lauderdale, Orlando and Los Angeles, partially offset by increases related to the Spanish language newspapers. Part run advertising inches increased 7% in the third quarter and 6% in the first three quarters of 2004 primarily due to increases in Chicago and the Spanish language newspapers. Preprint advertising pieces rose 17% in the third quarter and 13% in the first three quarters of 2004 primarily due to increases in Chicago, Los Angeles and Fort Lauderdale.

Circulation revenues were down 3% in the third quarter and 2% in the first three quarters of 2004 primarily due to lower volumes in New York and Los Angeles.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues increased 2%, or $2 million, in the 2004 third quarter and decreased 2%, or $4 million, for the first three quarters of 2004.

Operating Expenses – Operating expenses for the third quarter and first three quarters were as follows:

	Third Quarter			Three Quarters
(In millions)	2004	2003	Change	2004	2003	Change
Compensation	$332	$323	+ 3%	$1,044	$ 974	+ 7%
Newsprint and ink	115	108	+ 7%	353	324	+ 9%
Circulation	117	112	+ 4%	353	337	+ 5%
Promotion	24	27	- 11%	78	79	- 1%
Depreciation and amortization	43	44	- 3%	134	133	+ 1%
Other	219	160	+ 37%	576	481	+ 19%

Total operating expenses	$850	$774	+ 10%	$2,538	$2,328	+ 9%

Publishing operating expenses increased 10%, or $76 million, in the third quarter and 9%, or $210 million, for the first three quarters of 2004 due to a rise in compensation expense, newsprint and ink expense and other cash expenses, as well as an increase in expenses related to new publications. Compensation expense rose 3%, or $9 million, for the third quarter and 7%, or $70 million, in the first three quarters of 2004 primarily due to higher retirement and other benefit expenses and the $17 million charge in the second quarter of 2004 related to the elimination of 375 positions. Newsprint and ink expense was up 7%, or $7 million, in the third quarter and 9%, or $29 million, for the first three quarters of 2004, as average newsprint prices increased 12% in the third quarter and 11% in the first three quarters, while consumption decreased 4% for the third quarter and 2% for the first three quarters of 2004. Other cash expenses increased 37%, or $59 million, in the third quarter and 19%, or $95 million, in the first three quarters of 2004 primarily due to the $55 million charge in the third quarter and $90 million charge in the first three quarters of 2004 for the estimated cost to settle with advertisers as a result of the reduced reported circulation at Newsday and Hoy, New York (see Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof). The increase in operating expenses associated with new publications, included in the above categories, totaled about $9 million and $27 million in the third quarter and first three quarters of 2004, respectively.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit – The following table presents broadcasting and entertainment operating revenues, operating expenses and operating profit for the third quarter and first three quarters. Entertainment includes Tribune Entertainment and the Chicago Cubs.

	Third Quarter			Three Quarters
(In millions)	2004	2003	Change	2004	2003	Change
Operating revenues
Television	$327	$327	–	$1,001	$ 970	+ 3%
Radio/entertainment	105	92	+ 14%	210	202	+ 4%

Total operating revenues	$432	$419	+ 3%	$1,211	$1,172	+ 3%

Operating expenses
Television	$206	$206	–	$ 622	$ 611	+ 2%
Radio/entertainment	88	79	+ 11%	194	188	+ 3%

Total operating expenses	$294	$285	+ 3%	$ 816	$ 799	+ 2%

Operating profit (1)
Television	$121	$121	–	$ 379	$ 359	+ 6%
Radio/entertainment	17	13	+ 33%	16	14	+ 19%

Total operating profit	$138	$134	+ 4%	$ 395	$ 373	+ 6%

(1)     Operating profit excludes interest income and expense, equity earnings and losses, non-operating items and income taxes.

Broadcasting and entertainment operating revenues increased 3%, or $13 million, in the 2004 third quarter and 3%, or $39 million, in the first three quarters. The increases were mainly due to a rise in revenues in radio/entertainment in the third quarter of 2004 and higher television revenues in the first three quarters of 2004. Excluding the March 2003 acquisitions of KPLR-TV, St. Louis and KWBP-TV, Portland (“on a comparable basis”), broadcasting and entertainment operating revenues increased 2%, or $26 million, in the first three quarters of 2004. Television revenues were flat in the third quarter and increased 3%, or $31 million, for the first three quarters of 2004 due to higher advertising revenues. Television advertising revenues were flat in the third quarter and increased 3%, or $30 million, for the first three quarters of 2004. Television advertising growth was driven by increases in the telecom and education categories, partially offset by softness in movies and automobiles. On a comparable basis, television advertising revenues were up 1%, or $15 million, in the first three quarters of 2004.

Operating profit for broadcasting and entertainment was up 4%, or $4 million, in the 2004 third quarter and 6%, or $22 million, for the first three quarters. On a comparable basis, operating profit was up 5%, or $18 million, in the first three quarters of 2004. The third quarter 2004 increase was primarily due to an increase in revenue in radio/entertainment and lower broadcast rights amortization expense, partially offset by increased benefits expense. The first three quarters increase was primarily due to higher television revenues and lower broadcast rights amortization expense, partially offset by increased benefits expense. Television operating profit was flat in the 2004 third quarter and increased 6%, or $20 million, for the first three quarters of 2004. On a comparable basis, television operating profit rose 5%, or $16 million, in the first three quarters of 2004.

Operating Expenses – Operating expenses for the third quarter and first three quarters were as follows:

	Third Quarter			Three Quarters
(In millions)	2004	2003	Change	2004	2003	Change
Compensation	$134	$124	+ 8%	$339	$312	+ 9%
Broadcast rights amortization	92	95	- 3%	267	289	- 7%
Depreciation and amortization	13	11	+ 12%	39	36	+ 10%
Other	55	55	+ 1%	171	162	+ 5%

Total operating expenses	$294	$285	+ 3%	$816	$799	+ 2%

Broadcasting and entertainment operating expenses increased 3%, or $9 million, in the third quarter of 2004 and 2%, or $17 million, for the first three quarters. On a comparable basis, broadcasting and entertainment operating expenses were up $7 million in the first three quarters of 2004. The higher expenses were due to increases in compensation expense and other cash expenses, partially offset by a decline in broadcast rights amortization expense. Compensation expense increased 8%, or $10 million, in the 2004 third quarter and 9%, or $27 million, in the first three quarters primarily due to higher benefits expense. On a comparable basis, compensation expense increased 8%, or $24 million, in the 2004 first three quarters. Other cash expenses were up 1% in the third quarter and up 5%, or $9 million, in the first three quarters due to higher selling and administrative costs. On a comparable basis, other cash expenses increased 4%, or $6 million, in the first three quarters of 2004. Broadcast rights amortization expense decreased 3%, or $3 million, in the third quarter of 2004 and 7%, or $22 million, for the first three quarters. On a comparable basis, broadcast rights amortization decreased 9%, or $26 million, in the first three quarters of 2004.

CORPORATE EXPENSES

Corporate expenses for the 2004 third quarter increased 3% to $12.5 million compared to $12.1 million in the third quarter of 2003. Corporate expenses for the first three quarters of 2004 increased 1% to $38.1 million. The increases were primarily due to higher retirement plan expense.

EQUITY RESULTS

Net equity loss totaled $1.6 million in the 2004 third quarter, compared with equity income of $0.8 million in 2003. The third quarter 2004 change was primarily due to increased equity losses from the WB Network and CareerBuilder, partially offset by additional equity income from TV Food Network. Net equity loss for the 2004 first three quarters was down $5 million from 2003 results. The improvement was primarily due to increased equity income from TV Food Network.

INTEREST AND INCOME TAXES

Interest expense for the 2004 third quarter decreased 28% to $35 million, and for the first three quarters decreased 21% to $118 million primarily due to the retirement of higher interest rate debt, which was replaced with commercial paper in the second quarter of 2004. Interest income for the 2004 third quarter decreased to $0.3 million from $1 million in 2003, and for the first three quarters declined to $3 million from $5 million in 2003.

The effective tax rate in the 2004 third quarter and first three quarters was 39.4% and 39.3%, respectively, compared with a rate of 38.8% in both the third quarter and first three quarters of 2003.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by operations in the first three quarters was $819 million in 2004, down from $879 million in 2003. The decrease was mainly due to changes in working capital requirements. The Company expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and stock.

Net cash used for investments totaled $130 million in the first three quarters of 2004. The Company spent $123 million for capital expenditures and $46 million in cash for investments and received $38 million from the sale of investments in the first three quarters of 2004.

Net cash used for financing activities in the 2004 first three quarters was $810 million and included repayments of long-term debt, repurchases of common stock and payments of dividends, partially offset by net proceeds from the issuance of commercial paper and from sales of stock to employees. The Company repaid $818 million of long-term debt during the first three quarters of 2004, $620 million of which related to the early retirement of debt in the second quarter at a cash premium of $137 million. The Company repurchased 13.6 million shares of its common stock in the first three quarters of 2004. At Sept. 26, 2004, the Company had authorization to repurchase an additional $684 million of its common stock. Quarterly dividends on the Company’s common stock increased from $.11 in 2003 to $.12 per share in 2004.

The Company has revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.0 billion. As of Sept. 26, 2004, no amounts were borrowed under these credit agreements.

The Company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. As of Sept. 26, 2004, the Company had $826 million of commercial paper outstanding. The Company’s commercial paper is rated “A-1,” “P-2” and “F-1” by Standard & Poor’s, Moody’s Investors Services (“Moody’s”) and Fitch Ratings (“Fitch”), respectively. The Company’s senior unsecured long-term debt was rated “A” by Standard & Poor’s, “A3” by Moody’s, and “A” by Fitch.

During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service (“IRS”) has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of Sept. 26, 2004, the interest on the proposed taxes would be approximately $315 million. The Company intends to vigorously defend its position in U.S. Tax Court. A trial date has been scheduled for December 2004. However, the Company does not expect to receive the Court’s decision before the fourth quarter of 2005.

A tax reserve of $180 million, plus $63 million of interest, relating to these transactions is included in “compensation and other obligations” on the unaudited condensed consolidated balance sheets. Times Mirror established the $180 million tax reserve in 1998 when it entered into the transactions based on its assessment, along with its tax advisors, of the amount needed to settle a dispute with the IRS. The Company evaluates the adequacy of this reserve on a periodic basis. The Company has maintained this initial reserve as no new information has become available which would warrant a change in that reserve.

The resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than what has been provided by the Company.

Off-Balance Sheet Arrangements – Off-balance sheet arrangements as defined by the Securities and Exchange Commission include the following four items: obligations under certain guarantees or contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interests. The Company has not entered into any material arrangements, which would fall under the four types of off-balance sheet arrangements, as defined by the Securities and Exchange Commission, which would be reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity or capital expenditures.

OUTLOOK

Consolidated revenues for the fourth quarter of 2004 are expected to grow in the low single digit percent range and will continue to be impacted by many factors, including changes in national and local economic conditions, consumer confidence, job creation and unemployment rates. Consolidated operating expenses for the fourth quarter of 2004 are expected to increase in the low single digit percent range due to higher expenses for retirement and medical plans, newsprint and the impact of new publications. Fourth quarter interest expense is expected to decrease from 2003 due to a lower average debt level and the impact of the debt refinancing in the second quarter of 2004. The effective income tax rate for 2004 is expected to be approximately 39%.

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

	Valuation of Investments Assuming Indicated Decrease in Each Stock's Price			Sept. 26, 2004	Valuation of Investments Assuming Indicated Increase in Each Stock's Price
(In thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Common stock
investments in
public companies	$36,887	$42,156	$47,426	$52,695 (1)	$57,965	$63,235	$68,504

(1)	Includes approximately 3 million shares of Time Warner common stock valued at $52 million. Excludes 16 million shares of Time Warner common stock. See discussion below.

During the last 12 quarters, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in five of the quarters, by 20% or more in three of the quarters and by 30% or more in two of the quarters.

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

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or $157 per PHONES. At Sept. 26, 2004, the PHONES carrying value was approximately $568 million.

The following analysis presents the hypothetical change in the fair value of the Company’s 16 million shares of Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investments Assuming Indicated Decrease in the Stock's Price			Sept. 26, 2004	Valuation of Investments Assuming Indicated Increase in the Stock's Price
(In thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

Time Warner common stock	$184,800	$211,200	$237,600	$264,000	$290,400	$316,800	$343,200

During the last 12 quarters, market price movements have caused the fair value of the Company’s 16 million shares in Time Warner common stock to change by 10% or more in five of the quarters, by 20% or more in three of the quarters and by 30% or more in two of the quarters.

ITEM 4. CONTROLS AND PROCEDURES.

As of Sept. 26, 2004, the Company’s management, including the Chairman, President and Chief Executive Officer and the Senior Vice President/Finance and Administration (Chief Financial Officer), carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Company’s Chairman, President and Chief Executive Officer and Senior Vice President/Finance and Administration (Chief Financial Officer) concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings, including this quarterly report.

There has been no change in the Company’s internal controls over financial reporting that occurred during the Company’s fiscal quarter ended Sept. 26, 2004 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The information contained in Note 3 and Note 12 to the unaudited condensed consolidated financial statements in Part I, Item 1 hereof is incorporated herein by reference.

ITEM 2.   CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES.

In 2000, the Company’s Board of Directors authorized the Company to repurchase $2.5 billion of its common stock. Through Dec. 28, 2003, the Company repurchased 28.7 million shares of its common stock at a cost of $1.2 billion under this authorization. Repurchases, by fiscal period, for the first three quarters of 2004 were as follows (in thousands, except average price):

	Shares Repurchased	Average Price	Total Number of Shares Repurchased	Value of Shares that May Yet be Repurchased
Period 1 (5 weeks ended Feb. 1, 2004)	–	$ –	28,719	$1,332,497
Period 2 (4 weeks ended Feb. 29, 2004)	411	50.51	29,130	1,311,728
Period 3 (4 weeks ended March 28, 2004)	1,157	49.92	30,287	1,253,976
Period 4 (4 weeks ended April 25, 2004)	1,536	49.01	31,823	1,178,698
Period 5 (4 weeks ended May 23, 2004)	5,098	47.74	36,921	935,317
Period 6 (5 weeks ended June 27, 2004)	4,329	47.51	41,250	729,632
Period 7 (5 weeks ended Aug. 1, 2004)	634	45.49	41,884	700,793
Period 8 (4 weeks ended Aug. 29, 2004)	–	–	41,884	700,793
Period 9 (4 weeks ended Sept. 26, 2004)	397	41.21	42,281	684,421

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

(a)	Exhibits.

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

On July 15, 2004, the Company furnished a report on Form 8-K that included a press release announcing the Company’s second quarter 2004 earnings.

On September 10, 2004, the Company filed a report on Form 8-K that included a press release updating Newsday and Hoy, New York, circulation figures and increasing its estimate of the total cost to settle advertiser claims relating to reduced circulation at Newsday and Hoy, New York.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIBUNE COMPANY (Registrant)
Date: October 29, 2004	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)