Form 10-K
period 2004-12-26
TRIBUNE CO
filed 2005-03-04
CIK 726513

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 26, 2004

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        Aggregate market value of the Company's voting and non-voting common equity held by non-affiliates on June 27, 2004, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $10,739,000,000.

        At February 18, 2005, there were 317,311,160 shares outstanding of the Company's Common Stock ($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the Company (see Note 15 to the Company's Consolidated Financial Statements).

        The following document is incorporated by reference, in part:

        Definitive Proxy Statement for the registrant's May 18, 2005 Annual Meeting of Shareholders (Part III, to the extent described therein).

PART II (continued)
	Notes to Consolidated Financial Statements (continued)
	Note 13: Income Taxes	87
	Note 14: Pension and Postretirement Benefits	89
	Note 15: Capital Stock and Share Purchase Plan	93
	Note 16: Incentive Compensation and Stock Plans	94
	Note 17: Comprehensive Income	97
	Note 18: Business Segments	98
	2004 Quarterly Results	102
	2003 Quarterly Results	103
	Eleven Year Financial Summary	104
	Financial Statement Schedule for each of the three fiscal years in the period ended Dec. 26, 2004
	Schedule II Valuation and Qualifying Accounts and Reserves	106
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	107
9A.	Controls and Procedures	107
PART III
10.	Directors and Executive Officers of the Registrant	107
11.	Executive Compensation	108
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	108
13.	Certain Relationships and Related Transactions	109
14.	Principal Accountant Fees and Services	109
PART IV
15.	Exhibits and Financial Statement Schedules	109
* * * * *
	Signatures	110
	Exhibit Index	111
	Consent of Independent Registered Public Accounting Firm	115
	Certifications of Chief Executive Officer and Chief Financial Officer	116

PART I

ITEM 1. BUSINESS.

        Tribune Company ("Tribune" or the "Company") is a media and entertainment company. Through its subsidiaries, the Company is engaged in newspaper publishing, television and radio broadcasting and entertainment. The Company was founded in 1847 and incorporated in Illinois in 1861. As a result of a corporate restructuring in 1968, the Company became a holding company incorporated in Delaware. References in this report to "the Company" include Tribune Company and its subsidiaries, unless the context otherwise indicates. The information in this Item 1 should be read in conjunction with the information contained in Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's consolidated financial statements and related notes thereto included in Item 8. Certain prior year amounts have been reclassified to conform with the 2004 presentation. These reclassifications had no impact on reported prior year total revenues, operating profit or net income.

        This Annual Report on Form 10-K ("Form 10-K") contains certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include: changes in advertising demand, circulation levels, audience shares, newsprint prices, cost of broadcast rights, interest rates, competition and other economic conditions; regulatory and judicial rulings; changes in accounting standards; adverse results from litigation, governmental investigations or tax related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments, divestitures, derivative transactions and litigation on the Company's results of operations and financial condition; and the Company's reliance on third-party vendors for various services. Information relating to the estimated cost of settlement with Newsday and Hoy, New York, advertisers is based on facts available as of the date of this report. The words "believe," "expect," "anticipate," "estimate," "could," "should," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Significant Events

        On March 21, 2003, the Company acquired the stock of KPLR-TV, St. Louis, and the assets of KWBP-TV, Portland, Ore., from ACME Communications for a total of $275 million. The Company acquired the stock of KPLR-TV for $200 million in cash. The acquisition of the assets of KWBP-TV was structured as a like-kind asset exchange for income tax purposes. It was funded with the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM) with an estimated fair market value of $55 million, plus $20 million in cash.

Business Segments

        The Company's operations are divided into two industry segments: publishing and broadcasting and entertainment. These segments operate primarily in the United States. Certain administrative activities are not included in either segment, but are reported as corporate. These segments reflect the way the Company sells its products to the marketplace, manages operations and makes business decisions.

        The following table sets forth operating revenues and profit information for each segment of the Company (in thousands):

	Fiscal Year Ended December
	2004	2003	2002
Operating revenues:
Publishing	$4,129,850	$4,036,920	$3,940,478
Broadcasting and entertainment	1,596,397	1,557,909	1,443,950

Total operating revenues	$5,726,247	$5,594,829	$5,384,428

Operating profit (loss) before restructuring charges:(1)
Publishing	$726,207	$885,306	$851,417
Broadcasting and entertainment	544,300	528,519	470,138
Corporate expenses	(52,218)	(53,351)	(45,770)

Total operating profit before restructuring charges	$1,218,289	$1,360,474	$1,275,785

Operating profit (loss) including restructuring charges:(1)
Publishing	$726,207	$885,306	$826,494
Broadcasting and entertainment	544,300	528,519	469,051
Corporate expenses	(52,218)	(53,351)	(47,013)

Total operating profit	$1,218,289	$1,360,474	$1,248,532

(1)
Operating profit for each segment excludes interest income and expense, equity income and loss, non-operating items and income taxes. Operating profit before restructuring charges is a key metric used by the Company's chief operating decision maker, as defined by Financial Accounting Standard No. 131, "Disclosures about Segments of an Enterprise and Related Information," to make decisions about resources to be allocated to a segment and assess its performance.

        The following table sets forth asset information for each industry segment (in thousands):

	Fiscal Year Ended December
	2004	2003
Assets:
Publishing	$8,218,516	$8,216,160
Broadcasting and entertainment	4,444,988	4,452,605
Corporate(1)	1,504,692	1,611,387

Total assets	$14,168,196	$14,280,152

(1)
Corporate assets include cash and cash equivalents, marketable securities and other investments.

        The Company's results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter reflect spring advertising revenues, while the fourth quarter includes advertising revenues related to the holiday season. Fiscal years 2004, 2003 and 2002 each comprised 52 weeks.

Publishing

        The publishing segment represented 72% of the Company's consolidated operating revenues in 2004. The combined average circulation of the Company's primary daily newspapers was approximately 3.1 million and 3.2 million daily copies for the six months ended Sept. 30, 2004 and 2003, respectively. The combined average circulation of the Company's primary daily newspapers was approximately 4.5 million and 4.7 million Sunday copies for the six months ended Sept. 30, 2004 and 2003, respectively. The Company's primary daily newspapers are the Los Angeles Times, Chicago Tribune, Newsday, South Florida Sun-Sentinel, Orlando Sentinel, The Baltimore Sun, The Hartford Courant, The Morning Call, Daily Press, The Advocate and Greenwich Time. The Company's publishing segment manages the websites of the Company's daily newspapers and television stations, as well as other branded sites targeting specific communities of interest. The Company also owns entertainment listings, a newspaper syndication and media marketing company, a Chicago-area cable television news channel and other publishing-related businesses.

        Operating revenues for the Company's three largest newspapers, including their related businesses, for the last three years were as follows (in thousands):

	Fiscal Year Ended December
	2004	2003	2002
Operating revenues:
Los Angeles Times(1)	$1,134,780	$1,129,165	$1,110,386
Chicago Tribune(1)	853,165	812,397	762,544
Newsday(1)	614,681	604,788	584,065
Other newspapers and businesses	1,527,224	1,490,570	1,483,483

Total publishing revenues	$4,129,850	$4,036,920	$3,940,478

(1)
Includes the daily newspaper and other related businesses.

        The following table provides a breakdown of operating revenues for the publishing segment for the last three years (in thousands):

	Fiscal Year Ended December
	2004	2003	2002
Advertising:
Retail	$1,371,088	$1,310,063	$1,279,249
National	790,760	780,524	726,293
Classified	1,068,203	1,019,382	1,018,656

Total advertising	3,230,051	3,109,969	3,024,198
Circulation	643,947	663,870	671,085
Other(1)	255,852	263,081	245,195

Total	$4,129,850	$4,036,920	$3,940,478

(1)
Primarily includes revenues from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities.

        The following table sets forth information concerning the Company's advertising volume for its daily newspapers (in thousands):

	Fiscal Year Ended December
	2004	2003	2002
Full run inches:
Los Angeles Times	2,493	2,640	2,587
Chicago Tribune	2,173	2,265	2,191
Newsday	1,577	1,542	1,588
Other daily newspapers(1)	14,245	13,662	13,522

Total full run inches	20,488	20,109	19,888

Part run inches:
Los Angeles Times	5,901	5,849	5,687
Chicago Tribune	6,641	5,756	5,475
Newsday	1,935	1,886	1,711
Other daily newspapers(1)	6,338	6,131	6,056

Total part run inches	20,815	19,622	18,929

Total advertising inches:
Full run:
Retail	6,394	6,067	6,261
National	3,990	3,839	3,583
Classified	10,104	10,203	10,044

Total full run	20,488	20,109	19,888
Part run	20,815	19,622	18,929

Total	41,303	39,731	38,817

Preprint pieces:
Los Angeles Times	3,622,143	3,060,926	2,757,925
Chicago Tribune	4,362,882	3,367,934	3,138,907
Newsday	2,824,900	2,788,186	2,823,513
Other daily newspapers(1)	4,110,507	3,929,944	3,700,712

Total	14,920,432	13,146,990	12,421,057

(1)
Other daily newspapers include the South Florida Sun-Sentinel, Orlando Sentinel, The Baltimore Sun, The Hartford Courant, The Morning Call, Daily Press, The Advocate, Greenwich Time, Hoy, New York, Hoy, Chicago, and Hoy, Los Angeles.

        The following table sets forth information concerning the Company's paid circulation for its primary daily newspapers (in thousands):

	Average Paid Circulation For the Six Months Ended Sept. 30(1)
	Daily(2)			Sunday
	2004	2003	2002	2004	2003	2002
Los Angeles Times	902	953	966	1,292	1,358	1,377
Chicago Tribune	592	610	609	964	1,002	1,012
Newsday(3)	447	456	509	521	569	595
South Florida Sun-Sentinel	235	234	232	337	339	338
Orlando Sentinel	248	244	248	364	362	366
Baltimore Sun	272	277	285	454	466	466
Other daily newspapers(4)	441	445	449	597	608	611

Total	3,137	3,219	3,298	4,529	4,704	4,765

(1)
Circulation data is based on internal records and is computed in accordance with Audit Bureau of Circulations ("ABC") rules. Los Angeles Times daily and Sunday circulation data for 2003 has been revised downward slightly from the amounts reported in the Company's Form 10-K for 2003 based on the results of an ABC audit.

(2)
Average daily circulation is based on a six-day average.

(3)
Excludes circulation data for Hoy, New York. The 2003 and 2002 circulation data in the Company's 10-K for 2003 included circulation data for Hoy, New York. In addition, as discussed in Note 3 to the Company's consolidated financial statements in Item 8, Newsday's 2003 and 2002 circulation data was revised downward in 2004.

(4)
Other daily newspapers include The Hartford Courant, The Morning Call, Daily Press, The Advocate and Greenwich Time.

        Each of the Company's newspapers operate independently to most effectively meet the needs of the area it serves. Local management establishes editorial policies. The Company coordinates certain aspects of operations and resources in order to provide greater operating efficiency and economies of scale.

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

        The Chicago Tribune, South Florida Sun-Sentinel, Orlando Sentinel, Daily Press, The Morning Call, The Advocate and Greenwich Time are printed in Company-owned production facilities. The Los Angeles Times, Newsday, The Baltimore Sun and The Hartford Courant are printed on Company-owned presses in production facilities leased from an affiliate (see Note 7 to the Company's consolidated financial statements in Item 8). The principal raw material is newsprint. In 2004, the Company's newspapers consumed approximately 910,000 metric tons of newsprint. Average newsprint prices increased 12% in 2004 from 2003. Average newsprint prices increased 4% and decreased 23% in 2003 and 2002, respectively.

        The Company is party to a contract with Abitibi Consolidated Inc., expiring in 2007, to supply newsprint based on market prices. Under the contract, the Company purchased 441,000 metric tons of newsprint in 2004, representing approximately 50% of the Company's newsprint purchases. The Company has agreed to purchase 450,000 metric tons each year from 2005 to 2007, subject to certain limitations, at prevailing market prices at the time of purchase. The Company is in the process of negotiating an extension to this contract, which would extend its current agreement to 2009.

Los Angeles Times and Related Businesses

        The Los Angeles Times has been published continuously since 1881. The newspaper has won 35 Pulitzer Prizes, including five in 2004. It is published every morning and is one of the largest metropolitan newspapers in the United States in circulation. The Los Angeles market ranks second in the nation in terms of households. In its primary circulation areas of Los Angeles, Orange, Ventura, San Bernardino and Riverside counties, the Los Angeles Times competes for advertising and circulation with 16 local daily newspapers and three daily national newspapers, with its largest local competitor having approximately 310,000 in average daily circulation. For the six-month period ended Sept. 30, 2004, the Los Angeles Times ranked 4th and 3rd in the country for average daily and Sunday circulation, respectively, according to ABC. Approximately 71% and 75% of the paper's daily and Sunday circulation, respectively, was home delivered in 2004, with the remainder primarily sold at newsstands and vending boxes.

        In addition to the daily edition covering the Los Angeles metropolitan area, the Los Angeles Times publishes daily Orange County, San Fernando Valley, Inland Empire and Ventura County editions. Daily and semi-weekly community newspapers are either inserted into the paper in selected geographic areas or distributed to homes and through vending boxes to provide targeted local news coverage. Los Angeles Times Communications, LLC, publisher of the Los Angeles Times, also publishes a compact daily national edition that is distributed primarily in Washington, D.C. and New York. The company operates latimes.com, an online version of the newspaper, which provides local, national and international news. Through its subsidiary, EZ Buy & EZ Sell Recycler Corporation, the company publishes a collection of 14 alternative classified papers in Southern California including titles such as Recycler, AutoBuys, Cycle & BoatBuys, Homes and Open Houses and Jobs and also operates Recycler.com, an online version of the publications. The company owns 50% of California Independent Postal Systems ("CIPS"), which provides alternative distribution services for advertising preprints. MediaNews Group, Inc. owns the other 50% of CIPS.

Chicago Tribune and Related Businesses

        Founded in 1847, the Chicago Tribune is published every morning and primarily serves a nine-county market in northern Illinois and Indiana. This market ranks third in the United States in number of households. The Chicago Tribune has won 23 Pulitzer Prizes. For the six months ended Sept. 30, 2004, the Chicago Tribune ranked 8th in average daily circulation and 5th in average Sunday circulation in the country, based on ABC averages. The Chicago Tribune's principal competitor is the Chicago Sun-Times. The Chicago Tribune's total advertising volume and operating revenues are estimated to be substantially greater than those of the Chicago Sun-Times. Approximately 81% of the paper's daily and 69% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes.

        The Chicago Tribune is published by Chicago Tribune Company, which also operates a number of related media businesses serving Chicagoland, including the weekday RedEye edition and chicagotribune.com. Other businesses owned by Chicago Tribune Company include Tribune Direct Marketing, which provides integrated and comprehensive direct mail services, and Chicagoland Publishing Company, which publishes a number of free guides in the real estate, automotive and help wanted categories. Chicagoland Publishing oversees the monthly magazine Chicago, which earned a 2004 National Magazine "Ellie" Award for general excellence. Chicago Tribune Company offers commercial printing and delivery services for other publications.

Newsday and Related Businesses

        Newsday is published every morning and circulated primarily in Nassau and Suffolk counties on Long Island, New York, and in the borough of Queens in New York City. The paper has been published since 1940 and has won 17 Pulitzer Prizes. The New York metropolitan area ranks first among U.S. markets in terms of households. Newsday competes with three major metropolitan newspapers, daily regional editions of several national newspapers and numerous daily, weekly and semiweekly local newspapers and free distribution newspapers. Approximately 64% of the paper's daily and 62% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes. See Note 3 to the Company's consolidated financial statements in Item 8 for a discussion of the charge recorded in 2004 related to the anticipated settlement with advertisers regarding misstated circulation at Newsday.

        Newsday, Inc., publisher of Newsday, also publishes Distinction, a magazine serving Long Island's households, issued eight times per year; Long Island Parents & Children, a magazine for families, issued eight times per year; and Business LI, a joint venture with the Long Island Association, published 12 times per year. Newsday, Inc. has several websites including newsday.com and nynewsday.com, which are online versions of the newspaper. Newsday, Inc.'s subsidiary, Star Community Publishing Group, LLC, publishes 185 pennysaver editions in Nassau and Suffolk counties on Long Island, New York, and in the boroughs of Queens, Brooklyn and Staten Island in New York City. Additionally, the results of amNewYork, a free daily newspaper in New York City targeting young, urban commuters, are reported as a part of Newsday, Inc.

Other Newspapers

        The Company's other primary daily newspapers are The Baltimore Sun, South Florida Sun-Sentinel, Orlando Sentinel, The Hartford Courant, Daily Press, The Morning Call, The Advocate and Greenwich Time. Each of these newspapers is published every morning.

        The Baltimore Sun, Maryland's largest newspaper, has published a daily newspaper since 1837 and has won 15 Pulitzer Prizes. The Baltimore market ranks 20th in the United States in number of households. For the six-month period ending Sept. 30, 2004, The Baltimore Sun was ranked 27th and 22nd for average daily and Sunday circulation, respectively, in the country, according to ABC. The Baltimore Sun competes with The Washington Post in Anne Arundel and Howard counties, with The Annapolis Capital in Anne Arundel County and with The Carroll County Times in Carroll County. It also competes with regional editions of national daily newspapers, as well as other local dailies and weeklies. Approximately 79% of the paper's daily and 64% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes.

        The Baltimore Sun Company's subsidiaries, Patuxent Publishing and Homestead Publishing, publish 17 weekly newspapers throughout Anne Arundel, Baltimore, Carroll, Harford and Howard counties. The largest of these weekly newspapers are The Columbia Flier, The Towson Times, The Owings Mills Times and The Aegis. The Baltimore Sun Company also operates a website, baltimoresun.com.

        The South Florida Sun-Sentinel is the major daily newspaper serving the Broward/South Palm Beach county market, leading in both circulation and readership. In early 2004, the South Florida Sun-Sentinel increased the size of its traditional geographic distribution area when it launched the first phase of the expansion of its Palm Beach county edition. The paper has been published since 1910. The Miami/Fort Lauderdale metropolitan area, which includes Broward and South Palm Beach counties, ranks 6th in the nation in terms of households. Approximately 72% of the paper's daily and 70% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes.

        Sun-Sentinel Company, publisher of the South Florida Sun-Sentinel, also serves the news and information needs of South Florida through sun-sentinel.com, its breaking news and information website; southflorida.com, a South Florida entertainment website; el Sentinel, a weekly Spanish language newspaper; weekly community newspapers; niche publications; and extensive television and radio partnerships, including its close working relationship with Tribune Broadcasting's WBZL-TV, Miami, the WB Network affiliate serving South Florida.

        Other publications produced by Sun-Sentinel Company include: City & Shore, a bimonthly lifestyle magazine; City Link, an alternative weekly newspaper; Florida New Homes & Condo Guide, a comprehensive bimonthly guide to South Florida real estate; Jewish Journal, a collection of weekly newspapers serving South Florida's Jewish community; and South Florida Parenting, a monthly magazine providing parenting information and resources for local families.

        The Orlando Sentinel primarily serves a six-county area in central Florida. It is the only major daily newspaper in the Orlando market, although it competes with other Florida and national newspapers, as well as with other media. The Orlando Sentinel has been published since 1876 and has won three Pulitzer Prizes. The Orlando/Daytona Beach/Melbourne market ranks 28th among U.S. markets in terms of households. Approximately 74% of the paper's daily and 69% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes.

        Orlando Sentinel Communications Company, publisher of the Orlando Sentinel, also publishes Sentinel Express, a free weekly publication used to distribute advertising and a sampling of newspaper content to non-subscribers. In addition to its newspaper website, orlandosentinel.com, the company operates orlandocitybeat.com and go2orlando.com, and is a partner in the local weather supersite, orlandoweather.com. The company publishes the free-distribution, weekly Spanish language newspaper, El Sentinel, and its companion website, elsentinel.com. The company's multimedia portfolio also includes several free-distribution, niche products in the central Florida market including Job Xtra, AutoFinder and New Homes magazine. Orlando Sentinel Communications also offers commercial printing services, direct marketing/direct mail services and delivery services for other publications.

        The Hartford Courant, published every morning, is the largest and most widely read newspaper in Connecticut. Founded in 1764, it is also the oldest continuously published newspaper in the United States. The Hartford Courant has won two Pulitzer Prizes. It is published in the state's capital, Hartford, and serves the state's northern and central regions. The Hartford/New Haven market is the 45th largest U.S. market in terms of households. Hartford Courant Company has one of the most extensive zoning operations in the country, publishing eight editions of The Hartford Courant zoned for local news and advertising. The company also operates courant.com, Connecticut's leading online news website, and ctnow.com, a statewide entertainment website. Hartford Courant Company's subsidiaries include New Mass. Media, Inc., a publisher of four weekly alternative newspapers in Connecticut and Massachusetts, and ValuMail, Inc., a shared-mail company that distributes advertising supplements to more than two million households in Connecticut, Massachusetts, New York and Rhode Island.

        Daily Press is published daily, including Sunday, and serves the Virginia Peninsula market. Daily Press is the only major daily newspaper in its primary market, although it competes with other regional and national newspapers, as well as with other media. The Daily Press market includes Newport News, Hampton, Williamsburg and eight other cities and counties. This market, together with Norfolk, Portsmouth and Virginia Beach, is the 33rd largest U.S. market in terms of households. The Daily Press, Inc., publisher of Daily Press, also owns The Virginia Gazette, which is published twice weekly and primarily serves Williamsburg, Va., and surrounding counties. In addition, Daily Press owns and operates dailypress.com, as well as 7cities.com, an entertainment website targeting young adults aged 18-34 years old.

        The Morning Call, published since 1895, is the dominant regional newspaper for nine counties in eastern Pennsylvania and New Jersey. Allentown-Bethlehem-Easton is the 61st largest U.S. market in terms of households. A group of 11 weekly newspapers, The Chronicles, is distributed with The Morning Call and also to non-subscribers across three counties in eastern Pennsylvania and New Jersey. Free publications serve recruitment and real estate markets. Subsidiaries of The Morning Call, Inc., publisher of The Morning Call, offer full service direct marketing and saturation coverage through non-subscriber distribution. In addition, the company owns and operates mcall.com.

        The Advocate and Greenwich Time primarily serve the Stamford/Greenwich market in southwestern Fairfield County, Conn. The Advocate has won a Pulitzer Prize. The newspapers expanded operations in 2003 with an additional edition in neighboring Norwalk.

Other Publishing Related Businesses

        The Company also owns targeted publications including three editions of the Spanish language newspaper, Hoy. Hoy, New York, is a paid publication introduced in 1998; Hoy, Chicago, is a free publication introduced in September 2003; and Hoy, Los Angeles, is a free publication introduced in March 2004. See Note 3 to the Company's consolidated financial statements in Item 8 for a discussion of the charge recorded in 2004 related to the anticipated settlement with advertisers regarding misstated circulation at Hoy, New York. The Spanish language newspaper operates holahoy.com, a national Spanish language website. Hoy provides news and features of interest to Hispanics. Hoy, New York, serves the second largest Hispanic market in the U.S. Hoy, Chicago, serves the interests of Chicago's 1.6 million Hispanics, the fourth largest Hispanic market in the U.S. Hoy, Los Angeles, serves the largest Hispanic market in the U.S.

        The Company also owns Tribune Media Services, Inc. ("TMS"), which creates, aggregates and distributes news, information and entertainment content that reaches millions of users through print, online and on-screen media. The TMS News and Features group licenses content from more than 1,200 writers, artists, newspaper and magazine publishers, and wire services to roughly 4,000 media customers worldwide. The TMS Entertainment Products group creates TV and movie guide products for major media companies and consumers. The TMS TV Week Advertising Network represents newspaper TV magazines in 42 of the top 50 U.S. markets, covering 30 million Nielsen metered households in the United States. TMS also reaches nearly nine million consumers worldwide with its cable electronic program guides.

        The Company also operates CLTV, a regional 24-hour cable news channel serving Chicagoland. CLTV was launched in January 1993 and currently is available to more than 1.8 million cable households in the Chicago market.

Broadcasting and Entertainment

        The broadcasting and entertainment segment represented 28% of the Company's consolidated operating revenues in 2004. At Dec. 26, 2004, the segment included The WB Television Network ("The WB Network") affiliates located in New York, Los Angeles, Chicago, Philadelphia, Boston, Dallas, Washington, D.C., Atlanta, Houston, Seattle, Miami, Denver, St. Louis, Portland, Indianapolis, San Diego, Hartford, New Orleans and Albany; the FOX Network television affiliates in Seattle, Sacramento, Indianapolis, Hartford, Grand Rapids and Harrisburg; an ABC television affiliate in New Orleans; one radio station in Chicago; the Chicago Cubs baseball team; and Tribune Entertainment, a company that develops and distributes first-run television programming for the Company's station group and national syndication.

        The following table shows sources of operating revenues for the broadcasting and entertainment segment for the last three years (in thousands):

	Fiscal Year Ended December
	2004	2003	2002
Television(1)	$1,353,618	$1,323,038	$1,221,637
Radio/entertainment	242,779	234,871	222,313

Total	$1,596,397	$1,557,909	$1,443,950

(1)
Includes the following since their respective acquisition dates: KPLR-TV, St. Louis, and KWBP-TV, Portland, Ore. (March 2003), and WTTV-TV, Indianapolis, and its satellite station WTTK-TV, Kokomo, Indiana (July 2002).

Television

        In 2004, television contributed 85% of the broadcasting and entertainment segment's operating revenues. The Company's television stations compete for audience and advertising with other television and radio stations, cable television and other media serving the same markets. Competition for audience and advertising is based upon various interrelated factors including programming content, audience acceptance and price. Selected data for the Company's television stations is shown in the following table:

	Market(1)
	National Rank	% of U.S. Households	FCC %	Channel	Affiliation(2)	Major Over-the-Air Stations in Market(3)	Expiration of FCC License(4)	Year Acquired
WPIX—New York, NY	1	6.7	6.7	11-VHF	WB	7	2007(5)	1948(6)
KTLA—Los Angeles, CA	2	5.0	5.0	5-VHF	WB	8	2006(5)	1985
WGN—Chicago, IL	3	3.1	3.1	9-VHF	WB	8	2005(7)	1948(6)
WPHL—Philadelphia, PA	4	2.7	1.3	17-UHF	WB	7	2007	1992
WLVI—Boston, MA	5	2.2	1.1	56-UHF	WB	7	2007	1994
KDAF—Dallas, TX	7	2.1	1.0	33-UHF	WB	9	2006	1997
WBDC—Washington, D.C.	8	2.0	1.0	50-UHF	WB	7	2004(7)	1999
WATL—Atlanta, GA	9	1.9	0.9	36-UHF	WB	8	2005(7)	2000
KHWB—Houston, TX	11	1.7	0.9	39-UHF	WB	9	2006	1996
KCPQ—Seattle, WA	12	1.5	1.5	13-VHF	FOX	8	2007	1999
KTWB—Seattle, WA	12	—	—	22-UHF	WB	8	2007	1998
WBZL—Miami, FL	17	1.4	0.7	39-UHF	WB	7	2005(7)(8)	1997
KWGN—Denver, CO	18	1.3	1.3	2-VHF	WB	7	2006	1966
KTXL—Sacramento, CA	19	1.2	0.6	40-UHF	FOX	7	2006	1997
KPLR—St. Louis, MO	21	1.1	1.1	11-VHF	WB	7	2006	2003
KWBP—Portland, OR	24	1.0	0.5	32-UHF	WB	7	2007	2003
WTTV—Indianapolis, IN	25	1.0	1.0	4-VHF	WB	7	2005(7)	2002
WXIN—Indianapolis, IN	25	—	—	59-UHF	FOX	7	2005(7)	1997
KSWB—San Diego, CA	26	0.9	0.5	69-UHF	WB	7	2006	1996
WTIC—Hartford, CT	27	0.9	0.5	61-UHF	FOX	7	2007(5)	1997
WTXX—Hartford, CT	27	—	—	20-UHF	WB	7	2007(5)	2001
WXMI—Grand Rapids, MI	38	0.7	0.3	17-UHF	FOX	7	2005(7)	1998
WPMT—Harrisburg, PA	42	0.6	0.3	43-UHF	FOX	5	2007	1997
WGNO—New Orleans, LA	43	0.6	0.3	26-UHF	ABC	7	2005(7)	1983
WNOL—New Orleans, LA	43	—	—	38-UHF	WB	7	2005(7)	2000
WEWB—Albany, NY	55	0.5	0.3	45-UHF	WB	7	2007	1999

(1)
Source: Nielsen Station Index (DMA Market and Demographic Rank Report, September 2004). Ranking of markets is based on number of television households in DMA (Designated Market Area).

(2)
WB affiliation agreements expire in 2005. The Company plans to renegotiate the agreements.

(3)
Source: Nielsen Station Index (Viewers in Profile Reports, 2004). Major over-the-air stations program for a broad, general audience and have a large viewership in the market.

(4)
See "Governmental Regulation."

(5)
See "Governmental Regulation" for discussion of the Federal Communications Commission ("FCC") television/newspaper cross-ownership rule.

(6)
Founded by the Company.

(7)
The WBDC-TV license expired October 2004, the renewal application filed in May 2004 is pending; the WATL-TV license expires April 2005, the renewal application filed in December 2004 is pending; the WBZL-TV license expired February 2005, the renewal application filed in September 2004 is pending; the WGNO-TV and WNOL-TV licenses expire June 2005, the renewal application filed in February 2005 is pending. The WTTV-TV and WXIN-TV license renewal applications are due by

  April 1, 2005; the WXMI-TV license renewal application is due by June 1, 2005 and the WGN-TV license renewal application is due by Aug. 1, 2005.

(8)
The FCC has granted the Company a waiver extension to allow continued ownership of both the Miami television station and the South Florida Sun-Sentinel newspaper until the FCC has completed a review of the newspaper/television cross-ownership rule. See "Governmental Regulation" and Item 3, "Legal Proceedings" for a discussion of the cross-ownership rule.

        Programming emphasis at the Company's stations is placed on network-provided shows, syndicated series, feature motion pictures, local and regional sports coverage, news and children's programs. These stations acquire most of their programming from outside sources, including The WB Network and the FOX Network, although a significant amount is produced locally or supplied by Tribune Entertainment (see "Radio/Entertainment"). WGN Cable ("WGN Superstation") programming is delivered by cable or satellite outside of Chicago and includes movies and first-run programming. Contracts for purchased programming generally cover a period of one to five years, with payment also typically made over several years. The expense for amortization of television broadcast rights in 2004 was $353 million, which represented approximately 26% of total television operating revenues.

        Average audience share information for the Company's television stations for the past three years is shown in the following table:

		Average Audience Share(1)
		Total Market Year Ended December			In-Market Stations(2) Year Ended December
	Affiliation	2004	2003	2002	2004	2003	2002
WPIX—New York, NY	WB	5.8%	7.2%	7.0%	13.6%	16.2%	15.0%
KTLA—Los Angeles, CA	WB	4.6	5.8	6.1	11.4	13.2	12.1
WGN—Chicago, IL	WB	7.0	7.9	8.2	13.9	14.0	14.0
WPHL—Philadelphia, PA	WB	4.0	4.4	5.2	8.2	9.0	9.8
WLVI—Boston, MA	WB	3.5	4.7	4.6	8.2	10.4	9.7
KDAF—Dallas, TX	WB	6.4	6.0	5.9	12.4	11.1	10.8
WBDC—Washington, D.C.	WB	4.4	4.0	3.3	10.1	8.7	6.9
WATL—Atlanta, GA	WB	3.9	4.7	5.2	7.8	8.6	9.2
KHWB—Houston, TX	WB	5.1	6.7	6.2	10.3	11.7	10.5
KCPQ—Seattle, WA	FOX	5.8	6.4	6.4	11.8	12.4	12.1
KTWB—Seattle, WA	WB	2.5	2.9	2.7	5.0	5.6	5.0
WBZL—Miami, FL	WB	5.2	5.7	5.4	13.9	14.2	12.5
KWGN—Denver, CO	WB	4.3	4.7	6.0	9.8	9.7	11.1
KTXL—Sacramento, CA	FOX	5.8	7.0	7.0	13.2	14.3	13.2
KPLR—St. Louis, MO	WB	5.8	6.7	7.7	10.8	11.4	13.2
KWBP—Portland, OR	WB	4.0	4.2	4.2	8.2	8.1	7.9
WTTV—Indianapolis, IN	WB	3.8	4.0	4.1	7.7	7.8	7.7
WXIN—Indianapolis, IN	FOX	5.7	6.1	7.0	11.7	11.9	13.2
KSWB—San Diego, CA	WB	3.8	4.4	5.3	9.2	10.3	12.1
WTIC—Hartford, CT	FOX	5.8	6.1	6.6	13.1	13.6	14.1
WTXX—Hartford, CT	WB	2.4	2.2	2.1	5.5	4.9	4.5
WXMI—Grand Rapids, MI	FOX	6.6	6.9	6.8	12.6	13.0	12.7
WPMT—Harrisburg, PA	FOX	5.8	5.6	6.4	12.7	11.8	13.2
WGNO—New Orleans, LA	ABC	4.6	5.0	5.2	9.5	9.8	9.6
WNOL—New Orleans, LA	WB	4.9	5.7	6.6	10.0	11.0	12.2
WEWB—Albany, NY	WB	2.0	2.3	2.0	3.7	4.3	3.7
26 STATION UNWEIGHTED AVERAGE		4.8	5.3	5.5	10.2	10.7	10.6

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

        Average audience shares are shown on two bases: total market, which includes all channels, and in-market stations, which includes only the major over-the-air stations. Average in-market shares are a more relevant benchmark to determine the stations' performance in their respective markets as they compare the stations' performance to their primary programming and sales competition. In 2004, both the average total market share and the average in-market share for the 26 station group declined versus 2003. In the three largest markets, the ratings decline was due in part to the rollout of Nielsen's Local People Meters ("LPMs"). LPMs have tended to reduce the overall share of broadcast television as compared to cable television and, within the broadcast television universe, disadvantage stations like Tribune's that target younger audiences. The stations were also affected by lower WB Network prime-time ratings and by some audience erosion due to a lack of any major new syndicated programming.

Radio/Entertainment

        In 2004, radio/entertainment operations contributed 15% of the broadcasting and entertainment segment's operating revenues. On March 21, 2003, the Company transferred the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM), with an estimated fair market value of $55 million, plus $20 million in cash to ACME Communications in exchange for the assets of KWBP-TV, Portland. On July 24, 2002, the Company transferred certain assets of the Denver radio station group (KOSI-FM and KEZW-AM) with a value of $125 million to Entercom Communications Corp. in exchange for the assets of WTTV-TV, Indianapolis, and its satellite station, WTTK-TV in Kokomo, Indiana, which Entercom acquired from Sinclair Broadcast Group for $125 million. WGN-AM, Chicago, is the only remaining radio station owned by the Company. Selected information for WGN-AM, Chicago, is shown in the following table:

	Format	Frequency	National Market Rank(1)	Number of Operating Stations in Market(2)	Audience Share(3)
WGN-AM, Chicago	Personality/Infotainment/Sports	720-AM	3	40	6.2%

(1)
Source: Radio markets ranked by Arbitron Metro Survey Area, Arbitron Company 2004.

(2)
Source: Arbitron Company 2004.

(3)
Source: Average of Winter, Spring, Summer and Fall 2004 Arbitron shares for persons 12 years old and over, 6 a.m. to midnight daily during the period measured.

        Entertainment includes Tribune Entertainment Company ("Tribune Entertainment") and the Chicago Cubs baseball team. The Chicago Cubs were acquired in 1981. Cubs games are broadcast on WGN-TV and WGN-AM. Tribune Entertainment is a leading distributor of programming in the United States syndicated television, cable television and ancillary markets. Tribune Entertainment produces its own programs, which it distributes together with programming licensed from third parties. For the 2004-2005 television season, Tribune Entertainment syndicates approximately 11.5 hours of television shows per week, the majority of which air on the Company's 26 television stations.

        In 2004, Tribune Entertainment distributed their television series productions of "Beastmaster," "Andromeda," "Mutant X," "US Farm Report" and "Earth Final Conflict." In addition, they have entered into a variety of distribution, production, and advertiser sales relationships with such major suppliers as DreamWorks SKG for the exclusive domestic syndication and ad sales of their film library, FremantleMedia, Hearst Entertainment, MGM Television, Carlton America, and NBC/ Universal Television. These partnerships comprise over 380 television and theatrical motion pictures and more than 600 episodes of various television series and specials including "South Park," "Family Feud," "Soul Train," "Ron Hazelton's House Calls," "Pet Keeping with Marc Morrone," and "Fine Living: Homes and Hideaways."

        Tribune Studios, a subsidiary of Tribune Entertainment, manages a 10.5-acre studio production lot in Hollywood. Management of the site includes facilities rental of nine state-of-the art digital sound stages and associated production office space.

Investments

        The Company has investments in several public and private companies. See Note 8 to the Company's consolidated financial statements in Item 8 for further discussion of the Company's cost and equity method investments.

        The Company's principal equity method investments currently include The WB Network, CareerBuilder, Classified Ventures, TV Food Network, Comcast Sports Network, CrossMedia Services, TMCT I and TMCT II. The WB Network provides the Company's WB affiliate television stations with original prime-time and children's programming. CareerBuilder, an online recruiting company formed in 2000, is owned equally by the Company, Knight-Ridder, Inc. and Gannett Co., Inc. Classified Ventures is a network of automotive and real estate classified advertising websites. TV Food Network is a 24-hour cable/satellite television network focusing on food and entertaining. Comcast Sports Network is a 24-hour cable/satellite television network formed in 2003, which began programming in the fall of 2004, focusing on Chicago sports teams. CrossMedia Services was jointly acquired in May 2004 with Gannett Co., Inc. and Knight-Ridder, Inc. CrossMedia Services transforms traditionally print-based retail promotions into search-based interactive formats. Each partner owns a one-third interest in CrossMedia Services. The Company's investments in TMCT I and TMCT II are further discussed in Note 7 to the Company's consolidated financial statements in Item 8.

Non-Operating Items

        The Company reported several non-operating items in 2004, 2003 and 2002, which included gains and losses resulting from sales of subsidiaries and investments, changes in the fair values of the Company's PHONES derivatives and related investment, the early retirement of debt, settlement of insurance claims related to Sept. 11, 2001, write-downs of investments and income tax settlement adjustments. These non-operating items are further discussed in Note 2 to the Company's consolidated financial statements in Item 8.

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

        Because the Times Mirror acquisition in 2000 did not involve the transfer of any broadcast station licenses, FCC approval was not required to complete the transaction. Under the FCC's television/newspaper cross-ownership rule in effect at the time of the merger, companies were generally prohibited from owning both a newspaper and a broadcast license in the same market. However, it was also the FCC's policy to permit newly created television/newspaper combinations to be held until the next broadcast license renewal. As such, license renewals for three Tribune television properties—KTLA-TV, Los Angeles (renewal in 2006), WPIX-TV, New York (renewal in 2007) and WTIC-TV, Hartford (renewal in 2007)—would be affected by the Times Mirror acquisition under the old FCC media ownership rules. On June 2, 2003, the FCC adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rule would eliminate the cross-ownership prohibition entirely in markets with nine or more television stations and permit combinations of one newspaper and one television station in markets having between four and eight television stations. Under this rule, the Company would be permitted to retain its newspaper and television operations in each of the five markets where it owns both—New York, Los Angeles, Chicago, South Florida and Hartford.

        In September 2003, the United States Court of Appeals for the Third Circuit stayed the effectiveness of the new media ownership rules pending the outcome of appeals by advocacy groups challenging the new rules. In June 2004, the Third Circuit remanded the new rules to the FCC for further proceedings while keeping the stay in effect. On Jan. 28, 2005, the Company and other media companies filed a joint petition seeking United States Supreme Court review of the June 2004 Third Circuit remand. If the new television/newspaper cross-ownership rule is not upheld or if other relief is not granted by the time the licenses expire, the Company will require waivers to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, Hartford and New York markets. The Company has a temporary waiver, pending the outcome of the same rulemaking proceeding, in connection with its 1997 acquisition of WBZL-TV, Miami, which is considered part of the market served by the South Florida Sun-Sentinel, published in Fort Lauderdale.

        Congress removed national limits on the number of broadcast stations a licensee may own in 1996. However, federal law continues to limit the number of radio and television stations a single owner may own in a local market, and caps the percentage of the national television audience that may be reached by a licensee's television stations in the aggregate at 39%. The local ownership rules allow, under certain conditions, common ownership of two television stations and certain radio/television combinations. In 2001, the Company acquired television station WTXX-TV, Hartford, pursuant to a so-called "failing station" waiver allowing common ownership of WTIC-TV, Hartford, and WTXX-TV, Hartford.

        Television and radio broadcasting licenses are subject to renewal by the FCC, at which time they may be subject to petitions to deny the license renewal applications. At Dec. 26, 2004, the Company had FCC authorization to operate 26 television stations and one AM radio station. At Dec. 26, 2004, the Company had four license renewal applications pending before the FCC (WBDC-TV, Washington, D.C., WBZL-TV, Miami, WATL-TV, Atlanta, and WGN-AM, Chicago). On Feb. 1, 2005, the Company filed license renewal applications for WGNO-TV and WNOL-TV, New Orleans.

        The FCC has approved technical standards and channel assignments for digital television ("DTV") service. DTV permits broadcasters to transmit video images with higher resolution than existing analog signals. Operators of full-power television stations have each been assigned a second channel for DTV while they continue analog broadcasts on the original channel. After the transition is complete, broadcasters will be required to return one of the two channels to the FCC and transmit exclusively in digital format. By law, the transition to DTV is to occur by Dec. 31, 2006, subject to extension under certain circumstances. Conversion to digital transmission is requiring all television broadcasters, including those owned by the Company, to invest in digital equipment and facilities. At Dec. 26, 2004, all of the Company's television stations were DTV compliant.

        The FCC has not yet issued final regulations governing some aspects of DTV operation. These include the obligations of cable television systems and other multichannel video providers to carry DTV signals and additional "public interest" obligations that may be imposed on broadcasters' use of the digital spectrum.

        From time to time, the FCC revises existing regulations and policies in ways that could affect the Company's broadcasting operations. In addition, Congress from time to time considers and adopts substantive amendments to the governing communications legislation. The Company cannot predict what regulations or legislation may be proposed or finally enacted or what effect, if any, such regulations or legislation could have on the Company's broadcasting operations. See Item 3, "Legal Proceedings" for a discussion of pending FCC rule review.

Employees

        The average number of full-time equivalent employees of the Company in 2004 was 23,200, approximately 600 less than the average for 2003, primarily due to the elimination of approximately 600 positions in its publishing segment in 2004.

        During 2004, the Company's publishing segment employed approximately 19,600 full-time equivalent employees, about 18% of whom were represented by unions covered under 19 labor contracts. Contracts with unionized employees of the publishing segment expire at various times through December 2007.

        The broadcasting and entertainment segment had an average of about 3,400 full-time equivalent employees in 2004. Approximately 29% of these employees were represented by unions covered under 21 labor contracts. Contracts with unionized employees of the broadcasting and entertainment segment expire at various times through July 2007.

Executive Officers of the Company

        Information with respect to the executive officers of the Company as of Feb. 18, 2005, is set forth below. Their ages are indicated in parentheses. The descriptions of the business experience of these individuals include the principal positions held by them since February 2000. Unless otherwise indicated, all references to positions are to officers of the Company.

Dennis J. FitzSimons (54)
Chairman (since January 2004), Chief Executive Officer (since January 2003) and President (since July 2001); Chief Operating Officer from July 2001 until December 2002; Executive Vice President from January 2000 until July 2001; President of Tribune Broadcasting Company* until January 2003.

Donald C. Grenesko (56)
Senior Vice President/Finance and Administration.

Crane H. Kenney (42)
Senior Vice President, General Counsel and Secretary since May 2000; Vice President, General Counsel and Secretary until May 2000.

Thomas D. Leach (44)
Senior Vice President/Development since February 2005; Vice President/Development from February 2004 until February 2005; Vice President and Chief Financial Officer of Tribune Broadcasting Company* from March 2001 until January 2004; Vice President/Development until February 2001.

Luis E. Lewin (56)
Senior Vice President/Human Resources since May 2000; Vice President/Human Resources until May 2000.

R. Mark Mallory (54)
Vice President and Controller.

Patrick J. Mullen (49)
President, Tribune Broadcasting Company* since January 2003; President, Tribune Television (a division of Tribune Broadcasting Company*) from March 2001 until January 2003; Group Vice President, Tribune Television until March 2001.

Ruthellyn M. Musil (53)
Senior Vice President/Corporate Relations since February 2004; Vice President/Corporate Relations until February 2004.

Scott C. Smith (54)
President of Tribune Publishing Company* since January 2005; Chief Operating Officer of Tribune Publishing Company* from November 2004 until January 2005; President of Chicago Tribune Company* until November 2004.

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

ITEM 2. PROPERTIES.

        The corporate headquarters of the Company are located at 435 North Michigan Avenue, Chicago, Illinois. The general character, location and approximate size of the principal physical properties used by the Company on Dec. 26, 2004, are listed below. In total, the Company owns or leases transmitter sites, parking lots and other land aggregating approximately 1,102 acres in 97 separate locations. In addition to those properties listed below, the Company owns or leases an aggregate of approximately 2,890,000 square feet of office and production space in 302 locations. The Company also owns Wrigley Field, the 39,600-seat stadium used by the Chicago Cubs baseball team. The Company considers its various properties to be in good condition and suitable for the purposes for which they are used.

	Approximate Area in Square Feet
General Character of Property
	Owned		Leased(1)
Publishing:
Printing plants, business and editorial offices, and warehouse space located in:
Los Angeles, CA	656,000		1,378,000
Chicago, IL	1,582,000	(2)	89,000
Melville, NY	—		717,000
Baltimore, MD	10,000		918,000
Hartford, CT	173,000		337,000
Orlando, FL	374,000		99,000
Deerfield Beach, FL	390,000		44,000
Costa Mesa, CA	339,000		47,000
Irwindale, CA	—		325,000
Allentown, PA	171,000		2,000
Chatsworth, CA	248,000		50,000
Newport News, VA	251,000		20,000
Northlake, IL	—		246,000
Fort Lauderdale, FL	—		163,000
Oakbrook, IL	—		117,000
Stamford, CT	85,000		—
Miller Place, NY	82,000		—
Sorrento, FL	64,000		—
Glens Falls, NY	—		59,000
Bel Air, MD	52,000		—
Columbia, MD	29,000		14,000
Greenwich, CT	24,000		—
Williamsburg, VA	25,000		3,000
Broadcasting and entertainment:
Business offices, studios and transmitters located in:
Los Angeles, CA	256,000		—
Chicago, IL	132,000		4,000
New York, NY	—		121,000
Indianapolis, IN	79,000		37,000
Seattle, WA	68,000		—
Greenwood Village, CO	42,000		—
New Orleans, LA	—		39,000
Maryland Heights, MO	—		39,000
Atlanta, GA	36,000		—

Houston, TX	36,000	—
Dallas, TX	33,000	—
San Diego, CA	—	26,000
Hartford, CT	—	26,000
Boston, MA	25,000	—
Philadelphia, PA	21,000	4,000
Sacramento, CA	24,000	—
Grand Rapids, MI	21,000	—
Hollywood, FL	20,000	—
York, PA	20,000	—
Washington, DC	—	13,000
Beaverton, OR	14,000	—

(1)
The Company is leasing eight real properties, constituting 3,025,000 square feet from TMCT I, under a capital lease with an initial term of 12 years, which expires August 2009. See Note 7 to the Company's consolidated financial statements in Item 8 for further discussion.

(2)
Includes Tribune Tower, an approximately 630,000 square foot office building in downtown Chicago, and Freedom Center, the approximately 943,000 square foot production center of the Chicago Tribune. Tribune Tower houses the Company's corporate headquarters, the Chicago Tribune's business and editorial offices, offices of various subsidiary companies and approximately 31,000 square feet of space leased to unaffiliated tenants. Freedom Center houses the Chicago Tribune's printing, packaging and distribution operations.

ITEM 3. LEGAL PROCEEDINGS.

        The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies.

        On Feb. 11, 2004, a purported class action lawsuit was filed in New York Federal Court by certain advertisers of Newsday and Hoy, New York, alleging that they were overcharged for advertising as a result of inflated circulation numbers at these two publications. The purported class action also alleges that entities that paid a Newsday subsidiary to deliver advertising flyers were overcharged. On July 21, 2004, another lawsuit was filed in New York Federal Court by certain advertisers of Newsday alleging damages resulting from inflated Newsday circulation numbers as well as federal and state antitrust violations. On Oct. 8, 2004, a third lawsuit was filed in New York State Court by a former Newsday advertiser alleging damages resulting from inflated Newsday circulation numbers. The Oct. 8, 2004 lawsuit has been settled and the Company intends to vigorously defend the other two suits.

        On June 17, 2004, the Company publicly disclosed that it would reduce its reported circulation for both Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003 and the six-month period ending March 31, 2004. The circulation adjustments were the result of a review of reported circulation at Newsday and Hoy, New York, conducted by the Company's internal audit staff and the ABC. Subsequent to the June 17th disclosure, the Company continued its internal review and found additional misstatements for these time periods, as well as misstatements that impacted the 12-month period ending Sept. 30, 2002. On Sept. 10, 2004, the Company announced additional revisions to the circulation figures for Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003 and the six-month period ending March 31, 2004. In November 2004, ABC released its audit reports for Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003. ABC's circulation audits at Newsday and Hoy, New York, for the six-month periods ending March 31, 2004 and Sept. 30, 2004 are ongoing.

        As a result of misstatements of reported circulation at Newsday and Hoy, New York, the Company recorded a pretax charge of $35 million in the second quarter of 2004 as its estimate of the probable cost to settle with advertisers based upon facts available at July 30, 2004, the date of the Company's second quarter 2004 Form 10-Q filing. Since that date, the Company found additional circulation misstatements, which increased the cost to settle with advertisers. As a result, the Company recorded an additional pretax charge of $55 million in the third quarter of 2004 to increase the estimate of the probable cost to settle with Newsday and Hoy, New York, advertisers to a total of $90 million. The Company will continue to evaluate the adequacy of this charge on an ongoing basis (see Note 3 to the Company's consolidated financial statements in Item 8).

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

        On July 12, 2004, ABC announced that it was censuring Newsday and Hoy, New York, for improper circulation practices. As part of the censure, ABC will be auditing Newsday and Hoy, New York, every six months, instead of annually, through the six-month period ending Sept. 30, 2005. In addition, Newsday and Hoy, New York, will not be able to publish their six-month circulation statistics prior to the completion of the ABC audits for the six-months ending March 31, 2005. Finally, Newsday and Hoy, New York, were required to submit a plan to ABC for correcting their circulation practices. The Company submitted the corrective plan to ABC in October 2004 and has been working with ABC to fully comply with the terms of the censure.

        ABC's annual circulation audits at the Company's other newspapers are ongoing. In addition, during the third quarter of 2004, the Company's internal auditors began reviews of the circulation practices at all of the Company's other print publications. The internal audit reviews have been completed for all of the Company's paid daily newspapers. The reviews for Chicago magazine and other non-paid and weekly newspapers are expected to be completed during the first half of 2005. To date, the Company's internal reviews have found that circulation practices at the Company's other daily newspapers are sound and that no material adjustments are required to be made to previously reported circulation numbers.

        In March 1997, the Company acquired Renaissance Communications Corp., a publicly traded company that owned six television stations, for $1.1 billion in cash. The stations acquired were KDAF-TV, Dallas, WBZL-TV, Miami, KTXL-TV, Sacramento, WXIN-TV, Indianapolis, WTIC-TV, Hartford, and WPMT-TV, Harrisburg. The FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the WBZL-TV, Miami, television station and the South Florida Sun-Sentinel newspaper. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both WBZL-TV, Miami, and the South Florida Sun-Sentinel newspaper until the FCC's rule review has concluded. As discussed below, the new television/newspaper cross-ownership rule adopted by the FCC in June 2003 permits Tribune to own the newspapers and broadcast licenses in all of its current cross-owned markets, including South Florida. However, also as discussed below, the new television/newspaper cross-ownership rule is presently the subject of a legal challenge pending in the United States Court of Appeals for the Third Circuit. If the new television/newspaper cross-ownership rule is not upheld or if other relief is not granted, the Company will require a waiver to allow continued ownership of both WBZL-TV, Miami, and the South Florida Sun-Sentinel.

        In March 2000, as a result of the Times Mirror merger, the Company acquired the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The Advocate, Greenwich Time and several smaller newspapers. Because the Times Mirror acquisition did not involve the transfer of any broadcast station licenses, approval of the FCC was not required to complete the transaction. Under the FCC's television/newspaper cross-ownership rule in effect at the time of the merger, companies were generally prohibited from owning both a newspaper and a broadcast license in the same market. However, it was also the FCC's policy to permit newly created television/newspaper combinations to be held until the next broadcast license renewal. As such, license renewals for three Tribune television properties—KTLA-TV, Los Angeles (renewal in 2006), WPIX-TV, New York, (renewal in 2007) and WTIC-TV, Hartford (renewal in 2007), would be affected by the Times Mirror acquisition under the old FCC media ownership rules. If the new television/newspaper cross-ownership rule is not upheld or if other relief is not granted by the time the licenses are due for renewal, the Company will require waivers to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, Hartford and New York markets.

        In 2001, the Company received FCC authorization to operate television station WTXX-TV, Hartford. The FCC granted a so-called "failing station" waiver to allow common ownership of WTIC-TV, Hartford, and WTXX-TV, Hartford. In addition, the FCC granted a temporary six-month waiver of the newspaper-broadcast ownership prohibition. The temporary waiver was extended for an additional six months in February 2002, and in August 2002, the Company filed a request for a further extension. The waiver continues pending FCC action on the request for further extension. If the new television/newspaper cross-ownership rule is upheld, additional waivers will not be required to allow continued ownership of both WTIC-TV, Hartford, and WTXX-TV, Hartford, and The Hartford Courant.

        On June 2, 2003, the FCC adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rule would eliminate the cross-ownership prohibition entirely in markets with nine or more television stations and permit combinations of one newspaper and one television station in markets having between four and eight television stations. Under this rule, the Company would be permitted to retain its newspaper and television operations in each of the five markets where it owns both—New York, Los Angeles, Chicago, South Florida and Hartford. In September 2003, the United States Court of Appeals for the Third Circuit stayed the effectiveness of the new media ownership rules pending the outcome of appeals by advocacy groups challenging the new rules. In June 2004, the Third Circuit remanded the new rules to the FCC for further proceedings while keeping the stay in effect. On Jan. 28, 2005, the Company and other media companies filed a joint petition seeking United States Supreme Court review of the June 2004 Third Circuit remand. The Company cannot predict with certainty the ultimate effect that these proceedings will have on the media ownership rules.

        During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service ("IRS") has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror's 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company's federal and state income tax liability would be approximately $600 million, plus interest. As of Dec. 26, 2004, the interest on the proposed taxes would be approximately $332 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. In December 2004, the Company presented its position in U.S. Tax Court. The Company does not expect to receive the Court's decision before the fourth quarter of 2005.

        A tax reserve of $180 million, plus $66 million of interest, relating to these transactions is included in "other obligations" on the consolidated balance sheets. Times Mirror established the $180 million tax reserve in 1998 when it entered into the transactions based on its assessment, along with its tax advisors, of the amount needed to resolve a dispute with the IRS. The Company evaluates the adequacy of this reserve on a periodic basis. The Company has maintained this initial reserve as no new information has become available which would warrant a change in that reserve.

        The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The Company's common stock is presently listed on the New York, Chicago and Pacific stock exchanges. The high and low sales prices of the common stock by fiscal quarter for the two most recent fiscal years, as reported on the New York Stock Exchange Composite Transactions list, were as follows:

	2004		2003
Quarter
	High	Low	High	Low
First	$53.00	$48.89	$48.99	$41.60
Second	51.90	44.94	50.24	44.67
Third	45.85	39.20	48.96	44.28
Fourth	44.32	40.50	50.55	45.55

        At Feb. 18, 2005, there were 6,805 holders of record of the Company's common stock. Quarterly cash dividends declared on common stock were $.12 per share for each quarter during 2004 and $.11 per share for each quarter during 2003. Total cash dividends declared on common stock by the Company were $155 million for 2004 and $137 million for 2003. The Company announced in February 2005 that its quarterly cash dividends would be $.18 per share in 2005.

        In 2000, the Company's Board of Directors authorized the Company to repurchase $2.5 billion of its common stock. Through Dec. 26, 2004, the Company repurchased 44 million shares of its common stock at a cost of $1.9 billion under this authorization. Repurchases, by fiscal period, for 2004 were as follows (in thousands, except average price):

	Shares Repurchased	Average Price	Total Number of Shares Repurchased	Value of Shares that May Yet be Repurchased
Period 1 (5 weeks ended Feb. 1, 2004)	—	$—	28,719	$1,332,497
Period 2 (4 weeks ended Feb. 29, 2004)	411	50.51	29,130	1,311,728
Period 3 (4 weeks ended March 28, 2004)	1,157	49.92	30,287	1,253,976
Period 4 (4 weeks ended April 25, 2004)	1,536	49.01	31,823	1,178,698
Period 5 (4 weeks ended May 23, 2004)	5,098	47.74	36,921	935,317
Period 6 (5 weeks ended June 27, 2004)	4,329	47.51	41,250	729,632
Period 7 (5 weeks ended Aug. 1, 2004)	634	45.49	41,884	700,793
Period 8 (4 weeks ended Aug. 29, 2004)	—	—	41,884	700,793
Period 9 (4 weeks ended Sept. 26, 2004)	397	41.21	42,281	684,421
Period 10 (4 weeks ended Oct. 24, 2004)	790	42.45	43,071	650,888
Period 11 (4 weeks ended Nov. 21, 2004)	—	—	43,071	650,888
Period 12 (5 weeks ended Dec. 26, 2004)	1,174	42.58	44,245	600,879

ITEM 6. SELECTED FINANCIAL DATA.

        Selected financial data for the years 1994 through 2004 is contained under the heading "Eleven Year Financial Summary" on pages 104 and 105 and is derived from financial statements for those years. The information contained in the "Eleven Year Financial Summary" is not necessarily indicative of the results of operations to be expected for future years, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K which were audited by the Company's independent registered public accounting firm, PricewaterhouseCoopers LLP.

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

FORWARD-LOOKING STATEMENTS

        The discussion contained in this Item 7 (including, in particular, the discussion under "Overview," "Liquidity and Capital Resources-2005 Financial Assumptions"), the information contained in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," and the information contained in the subsequent notes to the consolidated financial statements, contain certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include: changes in advertising demand, circulation levels, audience shares, newsprint prices, cost of broadcast rights, interest rates, competition and other economic conditions; regulatory and judicial rulings; changes in accounting standards; adverse results from litigation, governmental investigations or tax related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments, divestitures, derivative transactions and litigation on the Company's results of operations and financial condition; and the Company's reliance on third-party vendors for various services. Information relating to the estimated cost of settlement with Newsday and Hoy, New York, advertisers is based on facts available as of the date of this report. The words "believe," "expect," "anticipate," "estimate," "could," "should," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

        Tribune Company is a media and entertainment company, operating primarily in the United States, that conducts its operations through two business segments: publishing and broadcasting and entertainment. These segments reflect the manner in which the Company sells its products to the marketplace, manages its operations and makes business decisions. The Company's media operations are principally in major metropolitan areas of the United States and compete against similar media and other types of media on both a local and national basis.

        Publishing currently consists primarily of 11 daily newspapers, which include related businesses such as interactive websites. Publishing represented 72% of the Company's consolidated revenues in 2004. About 78% of publishing revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and on interactive websites. Approximately 16% of publishing revenues were generated from the sales of newspapers to individual subscribers or to sales outlets, which re-sell the newspapers. The remaining 6% of revenues came from a variety of activities including the syndication of columns, features, information and comics to newspapers, commercial printing operations, sales of entertainment listings and other publishing-related activities.

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

        Significant expense categories for publishing include compensation, newsprint and ink and other operating expenses. Compensation, which includes benefits expense, represented 41% of publishing's consolidated operating expenses in 2004. Compensation expense is affected by many factors, including the level of merit increases, the number of full-time equivalent employees and changes in the design and costs of the Company's various employee benefit plans. Newsprint and ink represented 14% of the 2004 operating expenses for publishing. The Company consumed approximately 910,000 metric tons of newsprint in 2004. Newsprint is a commodity and pricing can vary significantly between years. Other expenses comprised 45% of total operating expenses. These expenses are principally for the distribution of the newspaper, promotional activities and other general and administrative expenses. These expenses are typically subject to less variability.

        Broadcasting and entertainment currently consists of 26 television stations, one radio station, the Chicago Cubs and Tribune Entertainment, a company that develops and distributes first-run television programming. Broadcasting and entertainment represented 28% of the Company's consolidated revenues in 2004. About 82% of these revenues came from the sale of advertising spots on its television stations. Changes in advertising revenues are heavily correlated with and influenced by changes in the level of economic activity in the United States. Changes in Gross Domestic Product, consumer spending levels, auto sales, programming content, audience share and rates all impact demand for advertising on the Company's television stations. The Company's advertising revenues are subject to changes in these factors both on a national level and on a local level in the markets in which it operates.

        Significant expense categories for broadcasting and entertainment include programming expense, compensation and other expenses. Programming expense represented 40% of 2004 expenses. The level of programming expense is affected by the cost of programs available for purchase and the selection of programs aired by the Company's television stations. Compensation expense represented 40% of broadcasting and entertainment's 2004 expenses and is impacted by the same factors as noted for publishing. Other expenses represented 20% of total operating expenses and are for promotional activities and other station operating expenses.

        The Company uses revenues and operating profit before restructuring charges as ways to measure the financial performance of its business segments. The Company uses average net paid circulation for its newspapers and average audience share for its television stations as a means to measure its publishing and broadcasting and entertainment market shares and performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

        The Company's significant policies are summarized in Note 1 to the Company's consolidated financial statements in Item 8. These policies conform with accounting principles generally accepted in the United States of America and reflect practices appropriate to the Company's businesses. The preparation of the Company's consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. On an on-going basis, the Company evaluates its policies and estimates, including those related to income taxes, pension and postretirement benefits, broadcast rights, goodwill and other intangible assets, self-insurance liabilities, accounts receivable allowances and stock-based compensation.

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

        During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the IRS has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror's 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company's federal and state income tax liability would be approximately $600 million, plus interest. As of Dec. 26, 2004, the interest on the proposed taxes would be approximately $332 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. In December 2004, the Company presented its position in U.S. Tax Court. The Company does not expect to receive the Court's decision before the fourth quarter of 2005.

        A tax reserve of $180 million, plus $66 million of interest, relating to these transactions is included in "other obligations" on the consolidated balance sheets. Times Mirror established the $180 million tax reserve in 1998 when it entered into the transactions based on its assessment, along with its tax advisors, of the amount needed to resolve a dispute with the IRS. The Company evaluates the adequacy of this reserve on a periodic basis. The Company has maintained this initial reserve as no new information has become available which would warrant a change in that reserve.

        The resolutions of the Company's tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

Pension and Postretirement Benefits

        The Company provides defined benefit pension, postretirement health care and life insurance benefits to eligible employees under a variety of plans (see Note 14 to the Company's consolidated financial statements in Item 8). Accounting for pension and postretirement benefits requires the use of several assumptions.

        Weighted average assumptions used each year in accounting for pension benefits and other postretirement benefits were:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Discount rate for expense	6.25%	6.75%	6.25%	6.75%
Discount rate for obligations	5.75%	6.25%	5.75%	6.25%
Increase in future salary levels for expense	3.75%	3.75%	—	—
Increase in future salary levels for obligations	3.50%	3.75%	—	—
Long-term rate of return on plans' assets	8.50%	8.50%	—	—

        The Company expects to use a long-term rate of return assumption of 8.5% in 2005, consistent with the 2004 assumption. The long-term rate of return assumption is subject to change due to the fluctuation of returns in the overall equity and debt markets. As of the date of this report, a 0.5% decrease in the Company's long-term rate of return assumption would result in a $7 million increase in the Company's net pension expense. In 2004, the pension plans' assets earned a return of approximately 12%. The Company will use a discount rate of 5.75% for expense in 2005.

        At Dec. 26, 2004 and Dec. 28, 2003, the Company's prepaid pension asset included an unrecognized net actuarial loss of $803 million and $774 million, respectively. A significant portion of this net actuarial loss resulted from the difference between the Company's expected returns on plan assets and the actual losses on plan assets in 2002 and 2001. Expected returns on plan assets were $158 million and $176 million in 2002 and 2001, respectively; actual losses were $161 million and $113 million, respectively. In accordance with Financial Accounting Standard ("FAS") No. 87, "Employers' Accounting for Pensions," the actuarial loss will be recognized in net periodic pension expense over the estimated average remaining service period of active employees expected to receive benefits. The Company's policy is to incorporate asset-related gains and losses into the asset value used to calculate the expected return on plan assets and into the calculation of amortization of unrecognized net actuarial loss over a four-year period. As a result of all these factors, the Company expects to incur net pension expense of $41 million in 2005 as compared to $15 million in 2004.

        The Company's pension plans' asset allocations at Dec. 26, 2004 and Dec. 28, 2003, were as follows (in millions):

	Plan Assets
Asset Category
	Dec. 26, 2004		Dec. 28, 2003
Equity securities	$1,146	73.5%	$1,054	72.3%
Fixed income securities	332	21.3%	328	22.5%
Other	81	5.2%	76	5.2%

Total	$1,559	100%	$1,458	100%

        The Company's current 2005 target allocation for pension plans assets is 75% in equity securities and 25% in fixed income securities and other.

        For purposes of measuring 2004 postretirement health care costs, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 5% for 2008 and remain at that level thereafter. For purposes of measuring health care obligations at Dec. 26, 2004, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 5% for 2009 and remain at that level thereafter. On Dec. 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") was signed into law. The Act resulted in a

$15 million reduction in the accumulated other postretirement obligations for prior service costs and a $1 million reduction in net periodic postretirement benefit costs.

        Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of the date of this report, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$655	$(567)
Benefit obligation	$9,684	$(8,512)

        The Company plans to contribute $6 million related to certain of its union and non-qualified pension plans and $17 million to its other postretirement benefit plans in 2005.

Expected Future Benefit Payments—The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Postretirement Benefits
2005	$83,587	$16,968
2006	77,982	17,023
2007	79,721	16,789
2008	81,308	16,186
2009	83,163	15,638
2010-2014	454,209	73,971

Broadcast Rights

        Broadcast rights consist principally of rights to broadcast syndicated programs, sports and feature films and are stated at the lower of cost or estimated net realizable value. The total cost of these rights is recorded as an asset and a liability when the program becomes available for broadcast. Syndicated program rights that have limited showings are generally amortized using an accelerated method as programs are aired. Sports and feature film rights are amortized using the straight-line method. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. At Dec. 26, 2004 and Dec. 28, 2003, the Company had broadcast rights assets of $652 million and $649 million, respectively.

        The Company maintains an allowance for programming that is not expected to be aired by the end of the contract period. This allowance for excess programming inventory is based on a program-by-program review of the Company's five-year broadcast plans and historical write-off trends. The total reserve balance at Dec. 26, 2004 and Dec. 28, 2003 was $5 million and $16 million, respectively. Actual write-offs in 2004 and 2003 were $12 million and $3 million, respectively. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

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

        As a result of initially applying the new impairment provisions of FAS No. 142, the Company recorded a pretax charge of $271 million ($166 million after-tax) in the first quarter of 2002. The charge related to certain of the Company's newspaper mastheads ($226 million), a Federal Communications Commission ("FCC") license ($43 million) and a television network affiliation agreement ($2 million), and is presented as the cumulative effect of a change in accounting principle in the Company's consolidated statements of income. The impairments were primarily the result of decreases in operating revenues compared to forecasts prepared at the dates the respective companies were acquired.

        The estimated fair value of the reporting units to which goodwill is allocated is determined using multiples of operating cash flows for purposes of analyzing goodwill for impairment. The estimated fair values of other assets subject to the annual impairment review, which include newspaper mastheads and FCC licenses, are calculated based on projected future discounted cash flow analyses. The development of market multiples and cash flow projections used in the analyses requires the use of assumptions, including assumptions regarding revenue and market growth. The analyses use discount rates based on specific economic factors in the publishing and broadcasting industries. These assumptions reflect the Company's best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the Company's control.

        In the fourth quarter of 2004, the Company elected to early adopt the provisions of the Financial Accounting Standards Board's Emerging Issues Task Force Topic No. D-108, which requires the use of a direct valuation method for valuing intangible assets, such as FCC licenses, and reviewing them for impairment. Historically, the Company had been using a residual valuation method to review its FCC licenses for impairment each year. A direct valuation method generally results in a lower valuation than does a residual valuation method. The Company performed an impairment review of its FCC licenses for the years ended Dec. 28, 2003 and Dec. 29, 2002 using a residual method. No impairments were required as a result of the analyses performed in these years. The effect of changing to a direct valuation method for the 2004 FCC licenses impairment review was a pretax charge of $29 million ($18 million after-tax). The charge was recorded in the fourth quarter of 2004 as a cumulative effect of a change in accounting principle in the consolidated statements of income.

        Upon the adoption of FAS No. 142 at the beginning of fiscal 2002, the Company treated the intangible assets associated with network affiliation agreements as having indefinite lives and stopped recording amortization expense on these assets. In December 2003, the staff of the Securities and Exchange Commission provided guidance regarding their accounting position in this area indicating that network affiliation agreements should be amortized. As a result, the Company began amortizing these assets in the fourth quarter of 2003 using a 40-year life. The Company believes the 40-year life is representative of the remaining expected useful life of the network affiliation intangibles. The provisions of FAS No. 142 required the Company to perform an impairment analysis at the time of a change in the estimated useful life of an intangible asset which was previously not being amortized. No adjustment to the network affiliation intangible assets was required as a result of this impairment review performed in the fourth quarter of 2003. Beginning in 2004, the Company no longer performs an annual test of the impairment of its network affiliation agreements under FAS No. 142, but will perform an impairment test if indicators of impairment are present, as required by FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

        The Company's goodwill and other intangible assets at Dec. 26, 2004 consisted of the following (in thousands):

	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 15 to 20 years)	$195,750	$(53,539)	$142,211
Network affiliation agreements (useful life of 40 years)	290,320	(9,073)	281,247
Other (useful life of 3 to 40 years)	23,277	(4,965)	18,312

Total	$509,347	$(67,577)	441,770

Goodwill and other intangible assets not subject to amortization
Goodwill
Publishing			3,920,720
Broadcasting and entertainment			1,547,098

Total goodwill			5,467,818
Newspaper mastheads			1,575,814
FCC licenses			1,100,724
Tradename			7,932

Total			8,152,288

Total goodwill and other intangible assets			$8,594,058

Self-Insurance Liabilities

        The Company self-insures for certain medical and disability benefits, workers' compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims, claim growth and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks totaled $119 million and $114 million at Dec. 26, 2004 and Dec. 28, 2003, respectively.

Accounts Receivable Allowances

        The Company's accounts receivable are primarily due from advertisers. Credit is extended based on an evaluation of a customer's financial condition and generally collateral is not required. The Company maintains an allowance for uncollectible accounts, rebates and volume discounts. This allowance is determined based on historical write-off experience and any known specific collectibility exposures. At Dec. 26, 2004 and Dec. 28, 2003, the Company's allowance for accounts receivable was $50 million and $49 million, respectively.

Stock-Based Compensation

        The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Under APB No. 25, no compensation expense is recorded because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

        Under FAS No. 123, "Accounting for Stock-Based Compensation," as amended by FAS No. 148, compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as compensation expense over the vesting period. For purposes of the disclosure required by

FAS No. 123, as amended by FAS No. 148, the Company uses the Black-Scholes option pricing model to determine the fair value of each option grant. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect the Company's best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used in the current period, pro forma stock-based compensation, as calculated and disclosed under FAS No. 123 could have been materially impacted. Furthermore, if the Company uses different assumptions in future periods, pro forma stock-based compensation expense could be materially impacted in future periods.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued FAS No. 123R, "Share-Based Payment." FAS No. 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations. Under FAS No. 123R, compensation cost is measured at the grant date based on the estimated fair value of the award and is required to be recognized as compensation expense over the vesting period. The Company plans to adopt FAS No. 123R in the third quarter of 2005. Note 1 to the Company's consolidated financial statements in Item 8 presents the pro forma net income the Company would have recognized had compensation costs for the Company's incentive compensation plans been determined consistent with FAS No. 123. The Company is in the process of analyzing the impact of the adoption of FAS No. 123R on its 2005 financial statements.

SIGNIFICANT EVENTS

Acquisitions

        The Company had no material acquisitions in 2004. The Company completed acquisitions totaling approximately $275 million in 2003 and $162 million in 2002 for cash and other consideration, including the value of the Denver radio station group assets that were divested in exchange transactions during 2003 and 2002. The results of the acquired companies are included in the consolidated statements of income since their respective dates of acquisition. None of these acquisitions were material in relation to the Company's consolidated financial statements.

        On March 21, 2003, the Company acquired the stock of KPLR-TV, St. Louis, and the assets of KWBP-TV, Portland, Ore., from ACME Communications for a total of $275 million. The Company acquired the stock of KPLR-TV for $200 million in cash. The acquisition of the assets of KWBP-TV was structured as a like-kind asset exchange for income tax purposes. It was funded with the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM) with an estimated fair market value of $55 million, plus $20 million in cash. The Company has allocated $153 million, $42 million and $136 million of the purchase price to FCC licenses, network affiliations and goodwill, respectively.

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

Restructuring Charges

        In 2002, the Company recorded pretax restructuring charges of $27 million ($17 million after-tax) for various cost reduction initiatives. Approximately 300 full-time equivalent employee positions were eliminated as a result of these initiatives. Pretax restructuring charges of $25 million were recorded at publishing, $1 million at broadcasting and entertainment and $1 million at corporate during 2002. These restructuring charges, consisting primarily of compensation expense, are presented as a separate line item in the consolidated statements of income.

        A summary of the significant components of the pretax restructuring charges for the year ended Dec. 29, 2002, is as follows (in millions):

	Publishing	Broadcasting	Corporate	Total
Severance costs	$18.2	$0.8	$0.4	$19.4
Enhanced early retirement pension costs	2.2	—	—	2.2
Asset disposals	3.0	0.3	0.2	3.5
Lease termination costs	1.6	—	0.6	2.2

Total	$25.0	$1.1	$1.2	$27.3

        A summary of the activity with respect to the restructuring accrual is as follows (in millions):

Restructuring accrual at Dec. 29, 2002	$11.1
Payments	(7.6)

Restructuring accrual at Dec. 28, 2003	$3.5
Payments	(1.6)

Restructuring accrual at Dec. 26, 2004	$1.9

        The remaining accrual is primarily for lease termination costs.

Non-Operating Items

        Fiscal years 2004, 2003 and 2002 included several non-operating items. Non-operating items for 2004 are summarized as follows (in millions, except per share data):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Loss on changes in fair values of derivatives and related investments	$—	$(18)	$(11)	$(.03)
Loss on early debt retirement	—	(141)	(87)	(.26)
Gain on sales of subsidiaries and investments, net	24	20	12.03
Loss on investment write-downs and other, net	16	(6)	(4)	(.02)

Total non-operating items	$40	$(145)	$(90)	$(.28)

        In 2004, changes in the fair values of derivatives and related investments related entirely to the Company's PHONES and related Time Warner investment. The $18 million non-cash pretax loss resulted from a $39 million increase in the fair value of the derivative component of the Company's PHONES, which was offset by a $21 million increase in the fair value of 16 million shares of Time Warner common stock.

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

        In 2004, the gain on sales of subsidiaries and investments related primarily to the sale of the Company's 50% interest in La Opinión for $20 million, resulting in a pretax gain of $18 million.

        Non-operating items for 2003 are summarized as follows (in millions, except per share data):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Gain on changes in fair values of derivatives and related investments	$—	$84	$52	$.16
Gain on sales of subsidiaries and investments, net	175	148	90.27
Loss on investment write-downs	—	(10)	(6)	(.02)
Gain on insurance recoveries	27	22	14.04
Other non-operating loss, net	—	(3)	(2)	—
Income tax settlement adjustments	—	—	25.07

Total non-operating items	$202	$241	$173	$.52

        In 2003, changes in the fair values of derivatives and related investments related entirely to the Company's PHONES and related Time Warner investment. The $84 million non-cash pretax gain resulted from an $86 million increase in the fair value of 16 million shares of Time Warner common stock, which was offset by a $2 million increase in the fair value of the derivative component of the PHONES. Also in 2003, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write-downs totaled $10 million in 2003.

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

        In 2003, the Company reduced its income tax expense and liabilities by a total of $25 million as a result of favorably resolving certain state income tax issues.

        Non-operating items for 2002 are summarized as follows (in millions, except per share data):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Loss on changes in fair values of derivatives and related investments	$—	$(161)	$(98)	$(.30)
Gain on sales of subsidiaries and investments, net	66	106	65.20
Loss on investment write-downs	—	(18)	(11)	(.03)
Other non-operating gain, net	—	10	6.02
Income tax settlement adjustments	—	—	29.09

Total non-operating items	$66	$(63)	$(9)	$(.02)

        In 2002, changes in the fair values of derivatives and related investments related entirely to the Company's PHONES and related Time Warner investment. The $161 million non-cash pretax loss resulted from a $331 million decrease in the fair value of 16 million shares of Time Warner common stock, which was offset by a $169 million decrease in the fair value of the derivative component of the PHONES. Also in 2002, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write-downs totaled $18 million in 2002.

        In July 2002, the Company exchanged two of its Denver radio stations, KOSI-FM and KEZW-AM, for the assets of two television stations, WTTV-TV, Indianapolis, and its satellite station WTTK-TV, Kokomo, Indiana. The divestiture of the Denver radio station assets resulted in a pretax gain of $108 million.

        In 2002, the Company favorably resolved certain federal and state income tax issues. As a result, the Company reduced its income tax expense and liabilities by a total of $35 million. Approximately $29 million of the adjustment was classified as a non-operating item.

OTHER DEVELOPMENTS

        On June 17, 2004, the Company publicly disclosed that it would reduce its reported circulation for both Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003 and the six-month period ending March 31, 2004. The circulation adjustments were the result of a review of reported circulation at Newsday and Hoy, New York, conducted by the Company's internal audit staff and the Audit Bureau of Circulations ("ABC"). Subsequent to the June 17th disclosure, the Company continued its internal review and found additional misstatements for these time periods, as well as misstatements that impacted the 12-month period ending Sept. 30, 2002. On Sept. 10, 2004, the Company announced additional revisions to the circulation figures for Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003 and the six-month period ending March 31, 2004. In November 2004, ABC released its audit reports for Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003. ABC's circulation audits at Newsday and Hoy, New York, for the six-month periods ending March 31, 2004 and Sept. 30, 2004 are ongoing.

        As a result of misstatements of reported circulation at Newsday and Hoy, New York, the Company recorded a pretax charge of $35 million in the second quarter of 2004 as its estimate of the probable cost to settle with advertisers based upon facts available at July 30, 2004, the date of the Company's second quarter 2004 Form 10-Q filing. Since that date, the Company found additional circulation misstatements, which increased the cost to settle with advertisers. As a result, the Company recorded an additional pretax charge of $55 million in the third quarter of 2004 to increase the estimate of the probable cost to settle with Newsday and Hoy, New York, advertisers to a total of $90 million. The Company will continue to evaluate the adequacy of this charge on an ongoing basis (see Note 3 to the Company's consolidated financial statements in Item 8).

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

        On July 12, 2004, ABC announced that it was censuring Newsday and Hoy, New York, for improper circulation practices. As part of the censure, ABC will be auditing Newsday and Hoy, New York, every six months, instead of annually, through the six-month period ending Sept. 30, 2005. In addition, Newsday and Hoy, New York, will not be able to publish their six-month circulation statistics prior to the completion of the ABC audits for the six-months ending March 31, 2005. Finally, Newsday and Hoy, New York, were required to submit a plan to ABC for correcting their circulation practices. The Company submitted the corrective plan to ABC in October 2004 and has been working with ABC to fully comply with the terms of the censure.

        ABC's annual circulation audits at the Company's other newspapers are ongoing. In addition, during the third quarter of 2004, the Company's internal auditors began reviews of the circulation practices at all of the Company's other print publications. The internal audit reviews have been completed for all of the Company's paid daily newspapers. The reviews for Chicago magazine and other non-paid and weekly newspapers are expected to be completed during the first half of 2005. To date, the Company's internal reviews have found that circulation practices at the Company's other daily newspapers are sound and that no material adjustments are required to be made to previously reported circulation numbers.

        The Company recorded a pretax charge of $41 million in 2004 related to the elimination of approximately 600 positions in 2004 in its publishing segment. These position eliminations will result in annual compensation expense savings of approximately $41 million, $15 million of which was realized in the second half of 2004.

        On June 2, 2003, the FCC adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rule would eliminate the cross-ownership prohibition entirely in markets with nine or more television stations and permit combinations of one newspaper and one television station in markets having between four and eight television stations. Under this rule, the Company would be permitted to retain its newspaper and television operations in each of the five markets where it owns both—New York, Los Angeles, Chicago, South Florida and Hartford. In September 2003, the United States Court of Appeals for the Third Circuit stayed the effectiveness of the new media ownership rules pending the outcome of appeals by advocacy groups challenging the new rules. In June 2004, the Third Circuit remanded the new rules to the FCC for further proceedings while keeping the stay in effect. On Jan. 28, 2005, the Company and other media companies filed a joint petition seeking United States Supreme Court review of the June 2004 Third Circuit remand. The Company cannot predict with certainty the ultimate effect that these proceedings will have on the media ownership rules. See Item 3, "Legal Proceedings" for a discussion of pending FCC rule review.

RESULTS OF OPERATIONS

        The Company's fiscal year ends on the last Sunday in December. Fiscal years 2004, 2003 and 2002 each comprised 52 weeks.

Consolidated

        The Company's consolidated operating results for 2004, 2003 and 2002 are shown in the table below.

				Change
(In millions, except per share data)	2004	2003	2002	04-03		03-02
Operating revenues	$5,726	$5,595	$5,384	+	2%	+	4%
Operating profit(1)	$1,218	$1,361	$1,248	-	11%	+	9%
Net income (loss) on equity investments	$18	$6	$(41)		*		*
Net income:
Before cumulative effect of change in accounting principle	$573	$891	$609	-	36%	+	47%
Cumulative effect of change in accounting principle, net of tax(2)	(18)	—	(166)		*	-	100%

Net income	$555	$891	$443	-	38%	+	101%

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$1.72	$2.61	$1.80	-	34%	+	45%
Cumulative effect of change in accounting principle, net of tax(2)	(.05)	—	(.50)		*	-	100%

Net income	$1.67	$2.61	$1.30	-	36%	+	101%

(1)
Operating profit excludes interest income and expense, equity income and loss, non-operating items and income taxes. Operating profit in 2004 includes $90 million of charges related to anticipated settlements with advertisers regarding misstated circulation at Newsday and Hoy, New York, for the periods September 2001 through March 2004 and $41 million of charges related to the elimination of approximately 600 publishing positions. Operating profit in 2002 includes $27 million of restructuring charges.

(2)
Refer to Note 1 to the Company's consolidated financial statements in Item 8 for further discussion.

*
Not meaningful

Earnings Per Share ("EPS")—Diluted EPS in 2004 was $1.67, down from $2.61 in 2003. The 2004 results included a net non-operating loss of $.28 per diluted share, a charge of $.17 per diluted share related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York (see Note 3 to the Company's consolidated financial statements in Item 8), a charge of $.07 per diluted share for the elimination of approximately 600 positions in the publishing group and a one-time charge of $.05 per diluted share for the cumulative effect of a change in accounting principle related to early adoption of FASB's Emerging Issues Task Force Topic No. D-108, which covers the use of a direct valuation method for intangible assets such as FCC licenses. Diluted EPS in 2003 was $2.61, up from $1.30 in 2002. In 2003, the Company recorded a net non-operating gain of $.52 per diluted share. The 2002 results included a net non-operating loss of $.02 per diluted share, a restructuring charge of $.05 per diluted share and a one-time $.50 loss per diluted share for the cumulative effect of a change in accounting principle related to the initial application of the impairment provisions of FAS No. 142.

Operating Revenues and Profit—Consolidated operating revenues, depreciation and amortization expense, and operating profit by business segment were as follows:

				Change
(In millions)	2004	2003	2002	04-03		03-02
Operating revenues
Publishing	$4,130	$4,037	$3,940	+	2%	+	2%
Broadcasting and entertainment	1,596	1,558	1,444	+	2%	+	8%

Total operating revenues	$5,726	$5,595	$5,384	+	2%	+	4%

Depreciation and amortization expense
Publishing	$179	$176	$174	+	2%	+	1%
Broadcasting and entertainment	52	50	47	+	5%	+	7%
Corporate expenses	2	2	3	-	21%	-	14%

Total depreciation and amortization expense	$233	$228	$224	+	2%	+	2%

Operating profit (loss) before restructuring charges(1)
Publishing	$726	$885	$851	-	18%	+	4%
Broadcasting and entertainment	544	529	470	+	3%	+	12%
Corporate expenses	(52)	(53)	(46)	+	2%	-	17%

Total before restructuring charges	1,218	1,361	1,275	-	11%	+	7%
Restructuring charges	—	—	(27)		—	-	100%

Total operating profit	$1,218	$1,361	$1,248	-	11%	+	9%

(1)
Operating profit for each segment excludes interest income and expense, equity income and loss, non-operating items and income taxes. Operating profit before restructuring charges is a key metric used by the Company's chief operating decision maker, as defined by FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," to make decisions about resources to be allocated to a segment and assess its performance.

        Consolidated operating revenues increased 2%, or $131 million, in 2004 due to growth in publishing and broadcasting and entertainment revenues. Excluding all acquisitions and divestitures that affect comparability in the period presented ("on a comparable basis"), revenues were up 2%, or $117 million, in 2004, as a result of improvements at both segments. Consolidated operating revenues increased 4%, or $211 million, in 2003 due to improvements in publishing and broadcasting and entertainment revenues. On a comparable basis, revenues were up 3%, or $168 million, in 2003, primarily as a result of improvements at both segments.

        Consolidated operating profit decreased 11%, or $143 million, in 2004. On a comparable basis, consolidated operating profit fell 11%, or $146 million, in 2004. Publishing operating profit fell 18%, or $159 million, in 2004. Publishing operating profit included a $90 million pretax charge related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York (see Note 3 to the Company's consolidated financial statements in Item 8), and a $41 million pretax charge for the elimination of approximately 600 positions. Excluding these charges, publishing operating expenses increased 4% primarily due to increases in compensation and newsprint and ink expense. Publishing advertising revenues increased 4%, or $120 million, in 2004. Broadcasting and entertainment operating profit increased 3%, or $15 million, in 2004 primarily due to increased television revenues and decreased programming expenses, partially offset by higher benefits expense.

        Consolidated operating profit increased 9%, or $113 million, in 2003. Operating profit for 2002 included $27 million of restructuring charges. Publishing operating profit, before restructuring charges, rose 4%, or $34 million, in 2003 primarily due to increases in advertising revenues at Chicago, Fort Lauderdale, New York, Los Angeles and Orlando, partially offset by an increase in compensation, circulation and newsprint and ink expenses. Broadcasting and entertainment operating profit, before restructuring charges, increased 12%, or $59 million, in 2003 primarily due to increased television revenues, partially offset by higher compensation and programming expenses. On a comparable basis, consolidated operating profit rose 8%, or $101 million, in 2003.

Operating Expenses—Consolidated operating expenses were as follows:

				Change
(In millions)	2004	2003	2002	04-03		03-02
Cost of sales	$2,708	$2,636	$2,564	+	3%	+	3%
Selling, general and administrative	1,567	1,370	1,321	+	14%	+	4%
Depreciation and amortization	233	228	224	+	2%	+	2%

Operating expenses before restructuring charges	4,508	4,234	4,109	+	6%	+	3%
Restructuring charges	—	—	27		—	-	100%

Total operating expenses	$4,508	$4,234	$4,136	+	6%	+	2%

        Cost of sales increased 3%, or $72 million, in 2004. On a comparable basis, cost of sales was up 3%, or $66 million, primarily due to higher compensation and newsprint and ink expense, partially offset by a decline in programming expenses. Compensation expense rose 8%, or $77 million, in 2004 due to higher retirement plan and other benefit expenses. On a comparable basis, compensation expense increased 8%, or $76 million, in 2004. Newsprint and ink expense rose 8%, or $35 million, in 2004 as average newsprint cost per ton was up 12%, while consumption declined 3% in 2004. Programming expenses decreased 6%, or $25 million, in 2004 due to a decline in broadcast rights amortization expense related to fewer program additions in 2004 compared to 2003. On a comparable basis, programming expenses declined 7%, or $30 million, in 2004.

        Cost of sales increased 3%, or $72 million, in 2003. On a comparable basis, cost of sales was up 2%, or $54 million, primarily due to higher compensation, newsprint and ink, programming and newspaper distribution expenses. Compensation expense rose 2%, or $19 million, in 2003 due to higher player compensation for the Chicago Cubs, a decline in the pension credit, salary increases and higher medical expenses. On a comparable basis, compensation expense increased 2%, or $16 million, in 2003. Newsprint and ink expense rose 4%, or $16 million, in 2003 as average newsprint cost per ton was up 4%, while consumption remained flat in 2003. Programming expenses increased 4%, or $16 million, in 2003 due to a rise in broadcast rights amortization expense related to acquisitions and the fall 2002 launch of "Will & Grace," and an increase in programming expenses at Tribune Entertainment. On a comparable basis, programming expenses rose $2 million in 2003. Newspaper distribution expense was up 4%, or $13 million, in 2003.

        Selling, general and administrative expenses ("SG&A") were up 14%, or $197 million, in 2004. On a comparable basis, SG&A expenses increased 14%, or $193 million, in 2004. The increases were primarily due to higher compensation and other SG&A expenses. Compensation expense increased 7%, or $53 million, in 2004 due to higher retirement plan and other benefit expenses and a pretax charge of $41 million for the elimination of about 600 positions in the publishing group in 2004. On a comparable basis, compensation expense rose 7%, or $51 million, in 2004. Other SG&A expenses included a pretax charge of $90 million in 2004 related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York (see Note 3 to the Company's consolidated financial statements in Item 8).

        SG&A expenses were up 4%, or $49 million, in 2003. On a comparable basis, SG&A expense increased 3%, or $38 million, in 2003 primarily due to increases in compensation and promotion expenses related to circulation, partially offset by a decrease in advertising promotion expenses. Compensation expense increased 7%, or $46 million, in 2003 due to acquisitions, a decline in the pension credit, salary increases and higher medical expenses. On a comparable basis, compensation expense rose 6%, or $41 million, in 2003. Promotion expenses related to circulation rose 10%, or $13 million, in 2003 primarily due to increased circulation promotional efforts. Advertising promotion expenses were down 14%, or $9 million, in 2003.

        The increase in depreciation and amortization of intangible assets in 2004 primarily reflects capital expenditures. The increase in depreciation and amortization of intangible assets in 2003 reflects acquisitions and capital expenditures as well as a change in the estimated useful lives of network affiliation intangible assets from indefinite lives to 40 years.

        The Company incurred pretax restructuring charges of $27 million in 2002 (see discussion in the "Restructuring Charges" section above).

Publishing

Operating Revenues and Profit—In 2004, publishing contributed 72% of the Company's revenues and 60% of its operating profits. Daily newspaper revenue is derived principally from advertising and circulation sales, which accounted for 78% and 16%, respectively, of the total publishing segment's revenues in 2004. Advertising revenue is comprised of three basic categories: retail, national and classified. Newspaper advertising volume is categorized as either full run inches, part run inches or preprint pieces. Circulation revenue results from the sale of newspapers. Other publications/services revenue accounted for 6% of the segment's total revenues in 2004 and includes syndication of editorial products, advertising placement services, direct mail operations, cable television news programming, distribution of entertainment listings and other publishing-related activities.

        Explanations of certain categories used in this discussion are as follows:

Retail:	Display advertising from local retailers, such as department stores
National:	Display advertising by national advertisers that promote products or brand names on a nation-wide basis
Classified:	Local advertising listed together and organized by type (including help wanted, real estate and automotive) and display advertisements in these same categories
Full run inches:	Advertising appearing in all editions of a newspaper
Part run inches:	Advertising appearing in only select editions or zones of a newspaper's market
Preprint pieces:	Advertising supplements prepared by advertisers and inserted into a newspaper

        The table below presents publishing operating revenues, operating expenses before restructuring charges, and operating profit.

				Change
(In millions)	2004	2003	2002	04-03		03-02
Operating revenues	$4,130	$4,037	$3,940	+	2%	+	2%
Operating expenses before restructuring charges	3,404	3,152	3,089	+	8%	+	2%

Operating profit before restructuring charges	726	885	851	-	18%	+	4%
Restructuring charges	—	—	(25)		—	-	100%

Operating profit	$726	$885	$826	-	18%	+	7%

        Publishing operating revenues in 2004 increased 2% to $4.1 billion, up from $4.0 billion in 2003, due mainly to increases in advertising revenue in Chicago, New York, Hartford, Los Angeles and for the Spanish language newspaper, Hoy. In 2003, publishing operating revenues were up 2%, or $97 million, compared with 2002, primarily due to increases in advertising revenue in Chicago, Fort Lauderdale, New York and Los Angeles.

        Operating profit decreased 18%, or $159 million, in 2004 primarily due to the charges described in the following paragraph, higher retirement plan and other benefit expenses, an increase in newsprint and ink expense and the impact of new publications. Operating profit, before restructuring charges, increased 4%, or $34 million, in 2003 mainly as a result of a 3% increase in advertising revenues partially offset by a rise in total operating expenses, primarily compensation, circulation and newsprint and ink expenses.

        As a result of misstatements of reported circulation at Newsday and Hoy, New York, the Company recorded a pretax charge of $90 million in 2004 as its estimate of the probable cost to settle with advertisers. The Company will continue to evaluate the adequacy of this charge on an ongoing basis (see Note 3 to the Company's consolidated financial statements in Item 8). Also, in 2004, the Company recorded a pretax charge of $41 million related to the elimination of approximately 600 positions. These position eliminations will result in annual compensation expense savings of approximately $41 million for the full year 2005, $15 million of which was realized in the second half of 2004.

Operating Revenues—Total publishing operating revenues, by classification, were as follows:

				Change
(In millions)	2004	2003	2002	04-03		03-02
Advertising
Retail	$1,371	$1,310	$1,279	+	5%	+	2%
National	791	781	726	+	1%	+	7%
Classified	1,068	1,019	1,019	+	5%		—

Total advertising	3,230	3,110	3,024	+	4%	+	3%
Circulation	644	664	671	-	3%	-	1%
Other	256	263	245	-	3%	+	7%

Total operating revenues	$4,130	$4,037	$3,940	+	2%	+	2%

Advertising Revenue and Volume—Total operating revenues increased 2% in 2004 compared to 2003. Retail advertising revenue was up 5%, or $61 million, for the year as increases in furniture/home furnishing, food and drug, auto supply, hardware/home improvement and health care were partially offset by a decline in general merchandise and department stores. Preprint revenues, which were the primary contributor to retail advertising growth, rose 9%, or $54 million. Preprint revenue in Los Angeles and Chicago was up 19% and 9%, respectively. National advertising revenue increased 1%, or $10 million, in 2004 as increases in financial and package goods categories were offset by decreases in movies/entertainment and resorts. Classified advertising revenues increased 5%, or $49 million, in 2004 due to increases in help wanted and real estate of 12% and 7%, respectively, partially offset by a 2% decrease in auto.

        In 2003, retail advertising revenue was up 2%, or $31 million, for the year as increases in furniture/home furnishings, hardware, health care and other retailers were partially offset by declines in electronics, food and department stores. Preprint revenues, which were the primary contributor to retail advertising growth, rose 9% led by an 11% increase in Chicago where a new preprint facility for Sunday inserting became operational in early 2003. Preprint revenue in Fort Lauderdale, Los Angeles and New York was up 16%, 10% and 3%, respectively. National advertising revenue rose 7%, or $55 million, in 2003 as increases in the hi-tech (primarily wireless), movies/entertainment, financial and auto manufacturers categories were partially offset by decreases in travel/resorts. Classified advertising revenues were flat in 2003 due to a 9% decrease in help wanted, offset by increases in auto and real estate of 3% and 10%, respectively.

        Advertising volume data for 2004, 2003 and 2002 was as follows:

				Change
(In thousands)	2004	2003	2002	04-03		03-02
Full run inches
Retail	6,394	6,067	6,261	+	5%	-	3%
National	3,990	3,839	3,583	+	4%	+	7%
Classified	10,104	10,203	10,044	-	1%	+	2%

Total full run inches	20,488	20,109	19,888	+	2%	+	1%
Part run inches	20,815	19,622	18,929	+	6%	+	4%

Total inches	41,303	39,731	38,817	+	4%	+	2%

Preprint pieces (in millions)	14,920	13,147	12,421	+	13%	+	6%

        Full run advertising inches were up 2% in 2004 primarily due to increases in retail and national advertising inches. Full run retail advertising inches were up 5% mainly due to increases related to the new Chicago and Los Angeles editions of Hoy. Full run national advertising inches were up 4% in 2004 primarily due to increases related to Hoy, partially offset by a decrease at Los Angeles. Full run classified advertising inches fell 1% for the year due to declines at Fort Lauderdale, Los Angeles and Orlando, partially offset by increases related to Hoy. Part run advertising inches were up 6% in 2004 due to increases at Chicago and Hoy. Preprint advertising pieces rose 13% for the year due to increases at Chicago, Los Angeles, Hoy and Fort Lauderdale.

        In 2003, full run advertising inches increased 1% largely due to an increase in national advertising inches. Full run national advertising inches were up 7% due to increases at Los Angeles, Chicago and Newport News. Full run classified advertising inches were up 2% for the year due to increases at Fort Lauderdale and Newport News. Full run retail advertising inches fell 3% mainly due to declines at Fort Lauderdale, Baltimore, Los Angeles and New York. Part run advertising inches were up 4% in 2003 due to increases at Fort Lauderdale and Chicago. Preprint advertising pieces rose 6% for the year, due to increases at Los Angeles and Chicago.

Circulation Revenues—Circulation revenues were down 3% in 2004, primarily due to declines at Los Angeles and New York. Circulation revenues decreased 1% in 2003 primarily due to declines at New York and Fort Lauderdale.

Other Revenues—Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues decreased 3%, or $7 million, in 2004 mainly due to decreases at New York and Orlando. Other revenues increased 7%, or $18 million, in 2003 primarily due to increases at Los Angeles and New York.

Operating Expenses—Operating expenses, before restructuring charges, for 2004, 2003 and 2002 were as follows:

				Change
(In millions)	2004	2003	2002	04-03		03-02
Compensation	$1,410	$1,315	$1,280	+	7%	+	3%
Circulation	518	503	477	+	3%	+	5%
Newsprint and ink	477	441	425	+	8%	+	4%
Promotion, excluding circulation	66	62	71	+	6%	-	14%
Depreciation and amortization	179	176	174	+	2%	+	1%
Newsday and Hoy, New York, charge	90	—	—		*		—
Other	664	655	662	+	1%	-	1%

Total operating expenses, before restructuring charges	$3,404	$3,152	$3,089	+	8%	+	2%

*
Not meaningful

        Publishing operating expenses rose 8%, or $252 million, in 2004 primarily due to higher compensation expense, newsprint and ink expense and the Newsday and Hoy, New York, charge, as well as an increase in expenses related to new publications. Compensation expense rose 7%, or $95 million, in 2004 primarily due to higher retirement plan and other benefit expenses and the $41 million charge related to the elimination of approximately 600 positions. Newsprint and ink expense was up 8%, or $36 million, in 2004, as average newsprint prices increased 12%, while consumption decreased 3%. The Company recorded a $90 million charge for the estimated cost to settle with advertisers as a result of the reduced reported circulation at Newsday and Hoy, New York (see Note 3 to the Company's consolidated financial statements in Item 8). The increase in operating expenses associated with new publications, included in the above categories, totaled about $32 million in 2004.

        Publishing operating expenses, before restructuring charges, increased 2%, or $63 million, in 2003 primarily due to increases in compensation, circulation and newsprint and ink, partially offset by a decrease in advertising promotion expenses. Compensation expense rose 3%, or $35 million, in 2003 due to a decline in the pension credit, salary increases and higher medical expenses. Circulation expense was up 5%, or $26 million, for the year primarily due to higher newspaper distribution and promotion expenses. Newsprint and ink expense was up 4%, or $16 million, as average newsprint cost per ton increased 4% while consumption was flat. Advertising promotion expenses decreased 14%, or $9 million, in 2003.

        Publishing reported restructuring charges of $25 million in 2002.

Broadcasting and Entertainment

Operating Revenues and Profit—In 2004, broadcasting and entertainment contributed 28% of the Company's revenues and 45% of its operating profits. The following table presents broadcasting and entertainment operating revenues, operating expenses before restructuring charges and operating profit for television and radio/entertainment. The Company's broadcasting operations at the end of 2004 included 26 television stations. Radio/entertainment includes Tribune Entertainment and the Chicago Cubs.

				Change
(In millions)	2004	2003	2002	04-03		03-02
Operating revenues
Television	$1,353	$1,323	$1,222	+	2%	+	8%
Radio/entertainment	243	235	222	+	3%	+	6%

Total operating revenues	$1,596	$1,558	$1,444	+	2%	+	8%

Operating expenses before restructuring charges
Television	$827	$816	$769	+	1%	+	6%
Radio/entertainment	225	213	205	+	5%	+	4%

Total operating expenses before restructuring charges	$1,052	$1,029	$974	+	2%	+	6%

Operating profit before restructuring charges
Television	$526	$507	$453	+	4%	+	12%
Radio/entertainment	18	22	17	-	13%	+	27%

Total operating profit before restructuring charges	544	529	470	+	3%	+	12%
Restructuring charges	—	—	(1)		—	-	100%

Total operating profit	$544	$529	$469	+	3%	+	13%

        Broadcasting and entertainment revenues rose 2%, or $38 million, in 2004 due mainly to increased television revenues. Excluding the acquisitions of KPLR-TV, St. Louis (March 2003), and KWBP-TV, Portland, Ore. (March 2003) ("on a comparable basis"), broadcasting and entertainment revenues increased 2%, or $24 million. Television revenues increased 2%, or $30 million, in 2004. Television advertising growth was driven by gains in the telecom, education and fast food/restaurant categories, offset by softness in movies, retail and automobiles. On a comparable basis, television revenues were up 1%, or $16 million, due to higher advertising revenues.

        Broadcasting and entertainment revenues rose 8%, or $114 million, in 2003 due mainly to increased television revenues. On a comparable basis, broadcasting and entertainment revenues increased 5%, or $71 million. Television revenues increased 8%, or $101 million, in 2003. On a comparable basis, television revenues were up 5%, or $59 million, due to higher advertising revenues. Radio and entertainment revenues increased 6%, or $13 million, in 2003 due to a playoff related rise in revenue for the Chicago Cubs, partially offset by a decline in radio revenues, mainly due to the disposition of the Denver stations.

        Operating profit for broadcasting and entertainment was up 3%, or $15 million, in 2004 due to increased television operating profit. On a comparable basis, operating profit was up 2%, or $12 million. Television operating profit rose 4%, or $19 million, in 2004 due to increased television revenues and lower programming expenses, partially offset by increased benefits expense. On a comparable basis, television operating profit increased 3%, or $15 million. The 2004 decline in radio and entertainment operating profit primarily reflects the absence of post-season revenues reported by the Chicago Cubs in 2003.

        Operating profit for broadcasting and entertainment, before restructuring charges, was up 12%, or $59 million, in 2003 primarily due to increases in television operating profit. On a comparable basis, operating profit was up 10%, or $47 million due to higher revenues, partially offset by higher compensation and programming costs. Television operating profit, before restructuring charges, rose 12%, or $54 million. On a comparable basis, television operating profit increased 9%, or $42 million.

Operating Expenses—Operating expenses, before restructuring charges, for 2004, 2003 and 2002 were as follows:

				Change
(In millions)	2004	2003	2002	04-03		03-02
Compensation	$421	$385	$359	+	9%	+	7%
Programming	400	425	409	-	6%	+	4%
Depreciation and amortization expense	52	50	47	+	5%	+	7%
Other	179	169	159	+	5%	+	7%

Total operating expenses, before restructuring charges	$1,052	$1,029	$974	+	2%	+	6%

        Broadcasting and entertainment operating expenses increased 2%, or $23 million, in 2004. On a comparable basis, broadcasting and entertainment operating expenses were up 1%, or $12 million, due to an increase in compensation and other expenses, partially offset by a decrease in programming expenses. Compensation expense increased 9%, or $36 million, in 2004 due to higher retirement plan and other benefit expenses. On a comparable basis, compensation costs rose 9%, or $33 million. Other expenses were up 5%, or $10 million, in 2004 due to higher selling and administrative costs. On a comparable basis, other expenses increased 4%, or $7 million. Programming expenses dropped 6%, or $25 million, in 2004 due to a decline in broadcast rights amortization expense related to fewer program additions in 2004 compared to 2003. On a comparable basis, programming expenses decreased 7%, or $30 million.

        Broadcasting and entertainment operating expenses, before restructuring charges, increased 6%, or $55 million, in 2003. On a comparable basis, broadcasting and entertainment operating expenses were up 3%, or $25 million, due to an increase in compensation and programming expenses. Compensation expense increased 7%, or $26 million, in 2003. On a comparable basis, compensation costs rose 5%, or $17 million, due to higher player compensation for the Chicago Cubs, higher commissions and other salary increases. Programming expenses rose 4%, or $16 million, due to an increase in broadcast rights amortization expense related to acquisitions and the fall 2002 launch of "Will & Grace," and a rise in programming expenses at Tribune Entertainment. On a comparable basis, broadcast rights amortization decreased 1%, or $2 million.

        Broadcasting and entertainment reported $1 million in restructuring charges in 2002.

Equity Results

				Change
(In millions)	2004	2003	2002	04-03	03-02
Net income (loss) on equity investments	$18	$6	$(41)	*	*

*
Not meaningful

        Equity income totaled $18 million in 2004, an increase of $12 million from 2003. The increase was primarily due to additional equity income from TV Food Network and the recognition of equity income from Comcast Sports Network, partially offset by increased equity losses from The WB Network.

        Equity income totaled $6 million in 2003, compared to a loss of $41 million in 2002. The 2002 loss included two one-time charges related to CareerBuilder. In 2002, the Company recorded its $7.5 million share of a restructuring charge for CareerBuilder and its $18 million share of CareerBuilder's tax liability resulting from its conversion to a limited liability company in September 2002. Equity income for 2003 reflects the recognition of equity income from TV Food Network.

        See Note 7 to the Company's consolidated financial statements in Item 8 for discussion of the Company's investments in TMCT I and TMCT II which involve agreements with two of the Company's largest shareholders, Chandler Trust No. 1 and Chandler Trust No. 2.

Interest Income and Expense

				Change
(In millions)	2004	2003	2002	04-03		03-02
Interest income	$3	$6	$9	-	50%	-	31%
Interest expense	(153)	(198)	(213)	-	23%	-	7%

Net interest expense	$(150)	$(192)	$(204)	-	22%	-	6%

        Interest income decreased to $3 million in 2004, from $6 million in 2003. In 2003, interest income declined $3 million compared to 2002.

        Interest expense decreased 23% in 2004 primarily due to the retirement of higher interest rate debt, which was replaced with commercial paper (see Note 9 to the Company's consolidated financial statements in Item 8). Interest expense decreased 7% in 2003 primarily due to a reduction in outstanding debt. Excluding the PHONES, the average debt level was $2.1 billion in 2004, $2.4 billion in 2003 and $3.1 billion in 2002. Including the PHONES, average debt levels were $2.6 billion in 2004, $2.9 billion in 2003 and $3.7 billion in 2002. Excluding the PHONES, outstanding debt was $2.0 billion at year-end 2004, $2.0 billion at year-end 2003 and $2.8 billion at year-end 2002. Including the PHONES, outstanding debt was $2.6 billion at year-end 2004, $2.6 billion at year-end 2003 and $3.3 billion at year-end 2002.

Other

        Corporate expenses for 2004, 2003 and 2002 were as follows:

				Change
(In millions)	2004	2003	2002	04-03		03-02
Corporate expenses before restructuring charges	$(52)	$(53)	$(46)	-	2%	+	17%
Restructuring charges	—	—	(1)		—	-	100%

Corporate expenses	$(52)	$(53)	$(47)	-	2%	+	14%

        Corporate expenses decreased 2%, or $1 million, in 2004 compared to 2003 due to lower compensation expense. Corporate expenses increased 14%, or $6 million, in 2003 compared to 2002. Before restructuring charges, corporate expenses in 2003 were up 17%, or $7 million, mainly due to higher compensation and benefits expense.

        The effective tax rate in 2004 was 39.1%, compared with a rate of 37.0% in 2003 and 35.3% in 2002. The Company reduced its income tax expense and liabilities by a total of $25 million in 2003 and $35 million in 2002 as a result of favorably resolving certain state and federal income tax issues.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by operations was $1.1 billion in 2004, down from $1.2 billion in 2003. The decrease was mainly due to lower net income. The Company expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and proceeds from the issuance of stock related to stock option exercises.

        Net cash used for investments totaled $226 million in 2004 compared with $234 million in 2003. The Company spent $217 million for capital expenditures during 2004. The Company classifies capital expenditures that provide a rate of return on investment above an internally set minimum rate as growth expenditures. The Company spent $119 million and $98 million on growth and maintenance expenditures, respectively, in 2004. In addition, the Company spent $49 million in cash for investments and received $40 million from the sale of investments in 2004.

        Net cash used for financing activities was $970 million in 2004 and included repayments of long-term debt, repurchases of common stock and payments of dividends, partially offset by net proceeds from issuance of commercial paper and from sales of stock to employees. The Company repaid $823 million of long-term debt in 2004, $620 million of which related to the early retirement of debt in the second quarter at a cash premium of $137 million. During 2004, the Company repurchased 15.5 million shares of its common stock in the open market for $732 million. Under the 2000 stock repurchase authorization the Company may buy back an additional $601 million of its common stock. The Company plans to use the stock buy back program to minimize the dilutive effect of its stock issued from stock option exercises. Dividends paid on common and preferred shares totaled $163 million in 2004. Quarterly dividends per share on common stock were $.12 in 2004, up from $.11 in 2003.

        At Dec. 26, 2004, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.0 billion. Subsequent to Dec. 26, 2004, the Company entered into additional revolving credit agreements providing for borrowings of up to $200 million, increasing the aggregate amount to $1.2 billion. Borrowings under these agreements, which expire in December 2008, would be at a rate equal to LIBOR plus 0.35%. The revolving credit agreements allow the Company to elect one-month to twelve-month LIBOR rates, based on the term of the borrowing. At Dec. 26, 2004, the one-month LIBOR rate was 2.42% and the twelve-month LIBOR rate was 3.08%. The agreements contain covenants which require the Company to maintain a minimum interest coverage ratio. No amounts were borrowed under the agreements at Dec. 26, 2004, and the Company was in compliance with the covenants.

        The Company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. As of Dec. 26, 2004, the Company had $773 million of commercial paper outstanding. The Company's commercial paper is rated "A-1", "P-2", "F-1" and "R-1L" by Standard & Poor's, Moody's Investors Services ("Moody's"), Fitch Ratings ("Fitch") and Dominion Bond Rating Service ("Dominion"), respectively. The Company's senior unsecured long-term debt was rated "A" by Standard & Poor's, "A3" by Moody's, "A" by Fitch and "A" by Dominion.

        The notes issued by the Employee Stock Ownership Plan ("ESOP") matured on Dec. 16, 2003 and were fully repaid. The notes were unconditionally guaranteed by the Company as to payment of principal and interest (see Notes 9 and 16 to the Company's consolidated financial statements in Item 8).

Off-Balance Sheet Arrangements—Off-balance sheet arrangements as defined by the Securities and Exchange Commission include the following four categories: obligations under certain guarantees or contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interests. The Company has not entered into any material arrangements, which would fall under any of these four categories, which would be reasonably likely to have a current or future material effect on the Company's financial condition, revenues or expenses, results of operations, liquidity or capital expenditures.

Contractual Obligations—The table below presents long-term debt maturities, required payments under contractual agreements for broadcast rights recorded in the consolidated balance sheets and future minimum lease payments to be made under non-cancelable operating leases as of Dec. 26, 2004 (in thousands).

Fiscal Year	Long-term Debt	Broadcast Rights Contracts Payable(1)	Future Minimum Lease Payments	Total(2)
2005	$271,767	$319,425	$58,155	$649,347
2006	309,268	197,776	49,179	556,223
2007	17,545	132,002	44,358	193,905
2008	1,266,341	69,096	39,461	1,374,898
2009	12,020	46,073	34,595	92,688
Thereafter	712,759	93,154	65,653	871,566

Total	$2,589,700	$857,526	$291,401	$3,738,627

(1)
The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not included in the financial statements (see Note 12 to the Company's consolidated financial statements in Item 8) or in the table above. These commitments totaled $381 million at Dec. 26, 2004. Payments for broadcast rights generally commence when the programs become available for broadcast.

(2)
The Company had commitments totaling $194 million at Dec. 26, 2004 related to the purchase of inventory, property, plant and equipment and talent contracts. In addition, the Company has a commitment to purchase 450,000 metric tons of newsprint each year over the next four years at prevailing market prices at the time of purchase (see Note 12 to the Company's consolidated financial statements in Item 8).

        During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the IRS has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror's 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company's federal and state income tax liability would be approximately $600 million, plus interest. As of Dec. 26, 2004, the interest on the proposed taxes would be approximately $332 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. In December 2004, the Company presented its position in U.S. Tax Court. The Company does not expect to receive the Court's decision before the fourth quarter of 2005.

        A tax reserve of $180 million, plus $66 million of interest, relating to these transactions is included in "other obligations" on the consolidated balance sheets. Times Mirror established the $180 million tax reserve in 1998 when it entered into the transactions based on its assessment, along with its tax advisors, of the amount needed to resolve a dispute with the IRS. The Company evaluates the adequacy of this reserve on a periodic basis. The Company has maintained this initial reserve as no new information has become available which would warrant a change in that reserve.

        The Company reduced its income tax expense and liabilities by $25 million in 2003 and $35 million in 2002 as a result of favorably resolving certain federal and state income tax issues.

        The resolutions of the Company's tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than what has been provided by the Company.

Capital Spending—The Company expects 2005 capital expenditures (not including business acquisitions) to be somewhat higher than the $217 million for 2004. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. It is expected that 2005 capital expenditures will be funded from cash flow generated from operations.

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

2005 Financial Assumptions—Consolidated revenues will continue to be impacted by many factors, including changes in national and local economic conditions, job creation, circulation levels and audience shares. As a result of this limited visibility, the Company is currently not providing revenue guidance for 2005; investors are encouraged to review the Company's monthly revenue releases for current trends.

        The Company expects to adopt FAS No. 123R in the third quarter of 2005. Excluding the impact of stock option expense that will be recognized in connection with the adoption of FAS No. 123R, consolidated operating expenses are expected to decline in 2005 due to the absence of the $90 million advertising settlement charge and the $41 million of position elimination costs. Other consolidated operating expenses are expected to be up about 2% for 2005 due to higher expenses for retirement and medical plans and newsprint along with a slight increase in broadcast rights expense. Net equity income is projected to be somewhat higher than 2004. Interest expense is expected to be somewhat below 2004 due to the full year impact of the debt refinancing in the second quarter of 2004. The effective income tax rate for 2005 is expected to be approximately 39%. Capital expenditures are projected to increase slightly over 2004.

        In February 2005, subsequent to the Company's fiscal year end, the Company's Chicago Cubs subsidiary traded Sammy Sosa to the Baltimore Orioles. As a result of this trade, the Company will record a $13.5 million pretax charge in the first quarter of 2005.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk—All of the Company's borrowings are denominated in U.S. dollars. The Company's policy is to manage interest rate risk by issuing long-term debt and medium-term notes at fixed interest rates and short-term promissory notes.

        Information pertaining to the Company's debt at Dec. 26, 2004 is shown in the table below (in thousands).

Maturities	Fixed Rate Debt	Weighted Avg. Interest Rate	Variable Rate Debt	Weighted Avg. Interest Rate	Total Debt
2005(1)(2)	$483,767	3.7%	$773,206	2.4%	$1,256,973
2006	309,268	6.8%	—	—	309,268
2007	17,545	7.7%	—	—	17,545
2008	281,135	5.8%	—	—	281,135
2009	12,020	7.7%	—	—	12,020
Thereafter(3)(4)	712,759	3.6%	—	—	712,759

Total at Dec. 26, 2004	$1,816,494		$773,206		$2,589,700

Fair Value at Dec. 26, 2004(5)	$1,950,114		$773,206		$2,723,320

(1)
Includes $694 million related to the Company's commercial paper (variable rate debt) and $291 million related to the Company's 2% PHONES (fixed rate debt). These amounts were classified as long-term and treated as maturing in 2008 for financial statement presentation purposes because of the Company's ability and intent to refinance these securities, on a long-term basis, as the commercial paper matures in 2005 or, in the case of the 2% PHONES, if put to the Company in 2005. See Note 9 to the Company's consolidated financial statements in Item 8 for further discussion.

(2)
Includes $14 million of capitalized real estate obligation (fixed rate debt). See Note 9 to the Company's consolidated financial statements in Item 8 for further discussion.

(3)
Includes $294 million related to the Company's 2% PHONES, due 2029. At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or $157 per PHONES. Interest on the debentures is paid quarterly at an annual rate of 2%. The Company also records non-cash interest expense on the discounted debt component of the PHONES. See Note 9 to the Company's consolidated financial statements in Item 8 for further discussion.

(4)
Includes $31 million related to the interest rate swap agreement on the $100 million 7.5% debentures due in 2023 effectively converting the fixed 7.5% rate to a variable rate based on LIBOR.

(5)
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

        Information pertaining to the Company's debt at Dec. 28, 2003 is shown in the table below (in thousands).

Maturities	Fixed Rate Debt	Weighted Avg. Interest Rate	Variable Rate Debt	Weighted Avg. Interest Rate	Total Debt
2004(1)(2)	$707,185	4.8%	—	—	$707,185
2005	192,138	6.2%	—	—	192,138
2006	308,564	6.8%	—	—	308,564
2007	16,796	7.7%	—	—	16,796
2008	280,375	5.8%	—	—	280,375
Thereafter(3)(4)	1,069,972	4.4%	—	—	1,069,972

Total at Dec. 28, 2003	$2,575,030		—		$2,575,030

Fair Value at Dec. 28, 2003(5)	$2,856,188		—		$2,856,188

(1)
Includes $243 million related to the Company's 6.61% Debentures and $271 million related to the Company's 2% PHONES which were classified as long-term and treated as maturing in 2005 for financial statement presentation purposes because of the Company's ability and intent to refinance these securities, on a long-term basis, if put to the Company in 2004. See Note 9 to the Company's consolidated financial statements in Item 8 for further discussion.

(2)
Includes $13 million of capitalized real estate obligation (fixed rate debt). See Note 9 to the Company's consolidated financial statements in Item 8 for further discussion.

(3)
Includes $264 million related to the Company's 2% PHONES, due 2029. At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or $157 per PHONES. Interest on the debentures is paid quarterly at an annual rate of 2%. The Company also records non-cash interest expense on the discounted debt component of the PHONES. See Note 9 to the Company's consolidated financial statements in Item 8 for further discussion.

(4)
Includes $32 million related to the interest rate swap agreement on the $100 million 7.5% debentures due in 2023 effectively converting the fixed 7.5% rate to a variable rate based on LIBOR.

(5)
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

Equity Price Risk

Available-For-Sale Securities—The Company has common stock investments in publicly traded companies that are subject to market price volatility. Except for 16 million shares of Time Warner common stock (see discussion below), these investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in the accumulated other comprehensive income component of shareholders' equity.

2004—The following analysis presents the hypothetical change at Dec. 26, 2004 in the fair value of the Company's common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock's price. As of Dec. 26, 2004, the Company's common stock investments in publicly traded companies consisted entirely of 3.1 million shares of Time Warner common stock unrelated to PHONES (see discussion below in "Derivatives and Related Trading Securities").

	Valuation of Investments Assuming Indicated Decrease in Stock's Price					Valuation of Investments Assuming Indicated Increase in Stock's Price
				Dec. 26, 2004 Fair Value
(In thousands)	-30%	-20%	-10%			+10%	+20%	+30%
Common stock investments in public companies	$41,890	$47,875	$53,859	$59,843	(1)	$65,828	$71,812	$77,796

(1)
Excludes 16 million shares of Time Warner common stock. See discussion below in "Derivatives and Related Trading Securities."

        During the last 12 quarters preceding Dec. 26, 2004, market price movements caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in six of the quarters, by 20% or more in three of the quarters and by 30% or more in two of the quarters.

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

(1)
Includes approximately 3.3 million shares of Time Warner common stock valued at $58,469. Excludes 16 million shares of Time Warner common stock. See discussion below in "Derivatives and Related Trading Securities."

        During the last 12 quarters preceding Dec. 28, 2003, market price movements caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in eight of the quarters, by 20% or more in five of the quarters and by 30% or more in three of the quarters.

Derivatives and Related Trading Securities—The Company issued 8 million PHONES in April 1999 indexed to the value of its investment in 16 million shares of Time Warner common stock (see Note 9 to the Company's consolidated financial statements in Item 8). Beginning in the second quarter of 1999, this investment in Time Warner is classified as a trading security, and changes in its fair value, net of the changes in the fair value of the related derivative component of the PHONES, are recorded in the statement of income.

        At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or $157 per PHONES. At Dec. 26, 2004 and Dec. 28, 2003, the PHONES carrying value was approximately $585 million and $535 million, respectively. Since the issuance of the PHONES in April 1999, changes in the fair value of the derivative component of the PHONES have partially offset changes in the fair value of the related Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES and the related Time Warner shares.

2004—The following analysis presents the hypothetical change at Dec. 26, 2004 in the fair value of the Company's 16 million shares of Time Warner common stock related to the PHONES assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock's price.

	Valuation of Investment Assuming Indicated Decrease in Stock Price				Valuation of Investment Assuming Indicated Increase in Stock Price
				Dec. 26, 2004 Fair Value
(In thousands)	-30%	-20%	-10%		+10%	+20%	+30%
Time Warner common stock	$214,368	$244,992	$275,616	$306,240	$336,864	$367,488	$398,112

        During the last 12 quarters preceding Dec. 26, 2004, market price movements have caused the fair value of the Company's 16 million shares of Time Warner common stock to change by 10% or more in six of the quarters, by 20% or more in three of the quarters and by 30% or more in two of the quarters.

2003—The following analysis presents the hypothetical change at Dec. 28, 2003 in the fair value of the Company's 16 million shares of Time Warner common stock related to the PHONES assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock's price.

	Valuation of Investment Assuming Indicated Decrease in Stock Price				Valuation of Investment Assuming Indicated Increase in Stock Price
				Dec. 28, 2003 Fair Value
(In thousands)	-30%	-20%	-10%		+10%	+20%	+30%
Time Warner common stock	$199,808	$228,352	$256,896	$285,440	$313,984	$342,528	$371,072

        During the last 12 quarters preceding Dec. 28, 2003, market price movements have caused the fair value of the Company's 16 million shares of Time Warner common stock to change by 10% or more in eight of the quarters, by 20% or more in five of the quarters and by 30% or more in four of the quarters.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

*
All other schedules required under Regulation S-X are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tribune Company:

        We have completed an integrated audit of Tribune Company's 2004 consolidated financial statements and of its internal control over financial reporting as of December 26, 2004 and audits of its 2003 and 2002 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated Financial Statements and Financial Statement Schedule

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tribune Company and its subsidiaries at December 26, 2004 and December 28, 2003, and the results of their operations and their cash flows for each of the three years in the period ended December 26, 2004 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it evaluates certain indefinite-lived intangible assets for impairment. As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it accounts for goodwill and other intangible assets.

Internal Control Over Financial Reporting

        Also, in our opinion, management's assessment, included in Management's Report on Internal Control Over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of December 26, 2004 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 26, 2004 based on criteria established in Internal Control—Integrated Framework issued by COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal controls, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

PricewaterhouseCoopers LLP
Chicago, Illinois
March 4, 2005

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL STATEMENTS AND
MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management's Responsibility For Financial Statements

        Management is responsible for the preparation, integrity and fair presentation of the Company's consolidated financial statements and related financial information included in this Annual Report on Form 10-K to shareholders. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and necessarily include certain amounts that are based on management's best estimates and judgments.

        The system of internal control over financial reporting is periodically assessed for its effectiveness and is augmented by written policies and procedures, the careful selection and training of qualified personnel and a program of internal audit.

        The consolidated financial statements were audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and their report is shown on pages 55 and 56. PricewaterhouseCoopers LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. The Company believes that all representations made to the independent accountants during their audits were valid and appropriate.

        The Audit Committee of the Board of Directors is responsible for reviewing and monitoring the Company's financial reporting and accounting practices. The Audit Committee consists of four independent directors. The Committee meets with representatives of management, the independent registered public accounting firm and internal auditors to discuss financial reporting, accounting and internal control matters. PricewaterhouseCoopers LLP and the internal auditors have direct access to the Audit Committee.

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. As of Dec. 26, 2004, the Company's management conducted an evaluation of the effectiveness of the design and operation of the Company's internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company's internal control over financial reporting was effective as of that date. Management's assessment of the effectiveness of the Company's internal control over financial reporting as of Dec. 26, 2004 has been audited by PricewaterhouseCoopers LLP as stated in their report which appears herein.

Dennis J. FitzSimons Chairman, President and Chief Executive Officer	Donald C. Grenesko Senior Vice President/Finance and Administration

(This page has been left blank intentionally.)

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

	Year Ended
	Dec. 26, 2004	Dec. 28, 2003	Dec. 29, 2002
Operating Revenues
Publishing
Advertising	$3,230,051	$3,109,969	$3,024,198
Circulation	643,947	663,870	671,085
Other	255,852	263,081	245,195

Total	4,129,850	4,036,920	3,940,478
Broadcasting and entertainment	1,596,397	1,557,909	1,443,950

Total operating revenues	5,726,247	5,594,829	5,384,428
Operating Expenses
Cost of sales (exclusive of items shown below)	2,708,394	2,635,538	2,564,526
Selling, general and administrative	1,566,475	1,370,431	1,320,863
Depreciation	214,226	214,250	212,879
Amortization of intangible assets (Note 1)	18,863	14,136	10,375
Restructuring charges (Note 4)	—	—	27,253

Total operating expenses	4,507,958	4,234,355	4,135,896

Operating Profit	1,218,289	1,360,474	1,248,532
Net income (loss) on equity investments	17,931	5,590	(40,875)
Interest income	3,053	6,048	8,818
Interest expense	(153,118)	(198,123)	(213,309)
Gain (loss) on change in fair values of derivatives and related investments	(18,497)	84,066	(161,228)
Loss on early debt retirement	(140,506)	—	—
Gain on sales of subsidiaries and investments, net	20,347	147,507	106,216
Loss on investment write-downs	(5,599)	(9,764)	(18,347)
Gain on insurance recoveries	—	22,291	—
Other non-operating gain (loss), net	(789)	(2,853)	10,148

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	941,111	1,415,236	939,955
Income taxes	(367,787)	(523,857)	(331,376)

Income Before Cumulative Effect of Change in Accounting Principle	573,324	891,379	608,579
Cumulative effect of change in accounting principle, net of tax (Note 1)	(17,788)	—	(165,587)

Net Income	555,536	891,379	442,992
Preferred dividends, net of tax	(8,308)	(24,441)	(25,130)

Net Income Attributable to Common Shares	$547,228	$866,938	$417,862

Earnings Per Share (Note 1)
Basic:
Before cumulative effect of change in accounting principle	$1.75	$2.78	$1.93
Cumulative effect of change in accounting principle, net of tax	(.05)	—	(.55)

Total	$1.70	$2.78	$1.38

Diluted:
Before cumulative effect of change in accounting principle	$1.72	$2.61	$1.80
Cumulative effect of change in accounting principle, net of tax	(.05)	—	(.50)

Total	$1.67	$2.61	$1.30

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)

	Dec. 26, 2004	Dec. 28, 2003
Assets
Current Assets
Cash and cash equivalents	$124,411	$247,603
Accounts receivable (net of allowances of $49,507 and $49,468)	850,214	867,145
Inventories	49,796	46,109
Broadcast rights (net of allowances of $3,000 and $11,907)	260,527	290,442
Deferred income taxes	116,438	99,921
Prepaid expenses and other	51,058	53,945

Total current assets	1,452,444	1,605,165
Properties
Machinery, equipment and furniture	2,299,585	2,309,020
Buildings and leasehold improvements	984,876	949,062

	3,284,461	3,258,082
Accumulated depreciation	(1,812,453)	(1,726,271)

	1,472,008	1,531,811
Land	135,808	137,165
Construction in progress	174,552	118,927

Net properties	1,782,368	1,787,903
Other Assets
Broadcast rights (net of allowances of $2,226 and $4,440)	391,249	359,039
Goodwill	5,467,818	5,480,291
Other intangible assets, net	3,126,240	3,152,325
Time Warner stock related to PHONES debt	306,240	285,440
Other investments	589,258	555,434
Prepaid pension costs	884,737	892,414
Other	167,842	162,141

Total other assets	10,933,384	10,887,084

Total assets	$14,168,196	$14,280,152

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)

	Dec. 26, 2004	Dec. 28, 2003
Liabilities and Shareholders' Equity
Current Liabilities
Long-term debt due within one year	$271,767	$193,413
Accounts payable	162,117	188,980
Employee compensation and benefits	211,713	189,760
Contracts payable for broadcast rights	319,425	311,841
Deferred income	96,841	91,576
Other	308,597	288,311

Total current liabilities	1,370,460	1,263,881
Long-Term Debt
PHONES debt related to Time Warner stock	584,880	535,280
Other long-term debt (less portions due within one year)	1,733,053	1,846,337
Other Non-Current Liabilities
Deferred income taxes	2,278,423	2,224,762
Contracts payable for broadcast rights	538,101	536,832
Deferred compensation and benefits	392,966	390,419
Other obligations	433,469	454,517

Total other non-current liabilities	3,642,959	3,606,530
Commitments and Contingent Liabilities (Note 12)	—	—
Shareholders' Equity
Series C convertible preferred stock
Authorized: 823,568 shares; Issued and outstanding: 88,519 shares (net of 354,077 treasury shares) (liquidation value $500 per share)	44,260	44,260
Series D-1 convertible preferred stock
Authorized: 380,972 shares; Issued and outstanding: 76,194 shares (net of 304,778 treasury shares) (liquidation value $500 per share)	38,097	38,097
Series D-2 convertible preferred stock
Authorized: 245,100 shares; Issued and outstanding: 49,020 shares (net of 196,080 treasury shares) (liquidation value $500 per share)	24,510	24,510
Common stock ($0.01 par value)
Authorized: 1,400,000,000 shares; 400,514,576 shares issued in 2004 and 412,370,664 shares issued in 2003	2,373	2,493
Additional paid-in capital	6,916,132	6,921,991
Retained earnings	2,810,542	3,008,460
Treasury common stock (at cost) 83,441,765 shares in 2004 and 84,073,087 shares in 2003	(3,011,900)	(3,025,203)
Accumulated other comprehensive income	12,830	13,516

Total shareholders' equity	6,836,844	7,028,124

Total liabilities and shareholders' equity	$14,168,196	$14,280,152

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)

			Accumulated Other Comprehensive Income	Convertible Preferred Stock
		Retained Earnings
	Total			Series B	Series C(1)	Series D-1(1)	Series D-2(1)
Balance at Dec. 30, 2001	$5,642,341	$4,231,467	$63,531	$250,146	$44,260	$38,097	$24,510
Comprehensive income:
Net income	442,992	442,992	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	(55,972)	—	(55,972)	—	—	—	—
Change in newsprint swaps, net	1,606	—	1,606	—	—	—	—
Change in minimum pension liability, net	(1,559)	—	(1,559)	—	—	—	—

Comprehensive income	387,067	—	—	—	—	—	—
Dividends declared:
Common ($.44 per share)	(133,038)	(133,038)	—	—	—	—	—
Series B preferred ($17.05 per share)	(18,010)	(18,010)	—	—	—	—	—
Series C, D-1 and D-2 preferred	(8,189)	(8,189)	—	—	—	—	—
Tax benefit on dividends paid to the ESOP(2)	1,069	1,069	—	—	—	—	—
Redemptions of convertible preferred stock	—	—	—	(22,738)	—	—	—
Conversions of LYONs debt securities	8,868	—	—	—	—	—	—
Shares issued under option and stock plans	346,468	—	—	—	—	—	—
Tax benefit on stock options exercised	52,413	—	—	—	—	—	—
Shares tendered as payment for options exercised	(160,088)	—	—	—	—	—	—
Purchases of treasury stock	(32,149)	—	—	—	—	—	—
Repayment of ESOP debt	32,483	—	—	—	—	—	—

Balance at Dec. 29, 2002	$6,119,235	$4,516,291	$7,606	$227,408	$44,260	$38,097	$24,510
Comprehensive income:
Net income	891,379	891,379	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	7,557	—	7,557	—	—	—	—
Change in minimum pension liability, net	(1,753)	—	(1,753)	—	—	—	—
Change in foreign currency translation adjustments, net	106	—	106	—	—	—	—

Comprehensive income	897,289	—	—	—	—	—	—
Dividends declared:
Common ($.44 per share)	(136,601)	(136,601)	—	—	—	—	—
Series B preferred ($17.05 per share)	(16,683)	(16,683)	—	—	—	—	—
Series C, D-1 and D-2 preferred	(8,252)	(8,252)	—	—	—	—	—
Tax benefit on dividends paid to the ESOP(2)	494	494	—	—	—	—	—
Redemptions of convertible preferred stock	—	—	—	(227,408)	—	—	—
Conversions of LYONs debt securities	277,740	—	—	—	—	—	—
Shares issued under option and stock plans	330,101	—	—	—	—	—	—
Tax benefit on stock options exercised	52,723	—	—	—	—	—	—
Shares tendered as payment for options exercised	(163,178)	—	—	—	—	—	—
Purchases of treasury stock	(332,886)	—	—	—	—	—	—
Purchases and retirement of common stock	(25,630)	(19,391)	—	—	—	—	—
Retirement of treasury stock	—	(2,218,777)	—	—	—	—	—
Repayment of ESOP debt	33,772	—	—	—	—	—	—

Balance at Dec. 28, 2003	$7,028,124	$3,008,460	$13,516	$—	$44,260	$38,097	$24,510
Comprehensive income:
Net income	555,536	555,536	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	896	—	896	—	—	—	—
Change in minimum pension liability, net	(1,700)	—	(1,700)	—	—	—	—
Change in foreign currency translation adjustments, net	118	—	118	—	—	—	—

Comprehensive income	554,850	—	—	—	—	—	—
Dividends declared:
Common ($.48 per share)	(154,702)	(154,702)	—	—	—	—	—
Series C, D-1 and D-2 preferred	(8,308)	(8,308)	—	—	—	—	—
Shares issued under option and stock plans	240,151	—	—	—	—	—	—
Tax benefit on stock options exercised	32,819	—	—	—	—	—	—
Shares tendered as payment for options exercised	(124,473)	(51,879)	—	—	—	—	—
Purchases and retirement of common stock	(731,617)	(538,565)	—	—	—	—	—

Balance at Dec. 26, 2004	$6,836,844	$2,810,542	$12,830	$—	$44,260	$38,097	$24,510

(1)
Amounts are net of treasury stock.

(2)
Excludes the tax benefit on allocated preferred shares held by the ESOP, which was credited to income tax expense.

See Notes to Consolidated Financial Statements.

Common Stock and Additional Paid-In Capital		Treasury Common Stock		Treasury Common Stock Held by Tribune Stock Compensation Fund
Amount (at cost)	Shares	Amount (at cost)	Shares	Amount (at cost)	Shares	Unearned Compensation (ESOP)
$8,183,407	536,887	$(7,118,509)	(238,681)	$(8,313)	(202)	$(66,255)

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
(13,350)	—	36,088	1,665	—	—	—
4,082	—	4,786	219	—	—	—
115,953	—	220,908	10,104	9,607	237	—
52,413	—	—	—	—	—	—
—	—	(158,794)	(3,506)	(1,294)	(35)	—
—	—	(32,149)	(779)	—	—	—
—	—	—	—	—	—	32,483

$8,342,505	536,887	$(7,047,670)	(230,978)	$—	—	$(33,772)

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
(179,778)	—	407,186	16,598	—	—	—
117,565	—	160,175	6,964	—	—	—
93,073	39	209,979	9,068	27,049	583	—
52,723	—	—	—	—	—	—
—	—	(156,623)	(3,211)	(6,555)	(135)	—
—	—	(312,392)	(6,552)	(20,494)	(448)	—
(6,239)	(518)	—	—	—	—	—
(1,495,365)	(124,038)	3,714,142	124,038	—	—	—
—	—	—	—	—	—	33,772

$6,924,484	412,370	$(3,025,203)	(84,073)	$—	—	$—

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—

—	—	—	—	—	—	—

—	—	—	—	—	—	—
167,563	5,006	72,588	1,726	—	—	—
32,819	—	—	—	—	—	—
(13,309)	(1,335)	(59,285)	(1,095)	—	—	—
(193,052)	(15,526)	—	—	—	—	—

$6,918,505	400,515	$(3,011,900)	(83,442)	$—	—	$—

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Year Ended
	Dec. 26, 2004	Dec. 28, 2003	Dec. 29, 2002
Operations
Net income	$555,536	$891,379	$442,992
Adjustments to reconcile net income to net cash provided by operations:
(Gain) loss on changes in fair values of derivatives and related investments	18,497	(84,066)	161,228
Loss on early debt retirement	140,506	—	—
Gain on sales of subsidiaries and investments, net	(20,347)	(147,507)	(106,216)
Loss on investment write-downs	5,599	9,764	18,347
Gain on insurance recoveries	—	(22,291)	—
Other non-operating (gain) loss, net	789	2,853	(10,148)
Cumulative effect change in accounting principle, net of tax	17,788	—	165,587
Depreciation	214,226	214,250	212,879
Amortization of intangible assets	18,863	14,136	10,375
Net (income) loss on equity investments	(17,931)	(5,590)	40,875
Deferred income taxes	40,006	252,500	92,456
Tax benefit on stock options exercised	32,819	52,723	52,413
Changes in working capital items excluding effects from acquisitions and dispositions:
Accounts receivable	17,220	(38,725)	(88,433)
Inventories, prepaid expenses and other current assets	(800)	1,084	(11,430)
Accounts payable, employee compensation and benefits, deferred income and accrued liabilities	14,656	(46,038)	(30,641)
Income taxes	2,007	58,093	(34,047)
Change in broadcast rights, net of liabilities	6,558	(19,417)	31,641
Change in prepaid pension costs	7,677	(27,788)	(56,586)
Other, net	19,521	53,319	5,467

Net cash provided by operations	1,073,190	1,158,679	896,759

Investments
Capital expenditures	(217,348)	(193,535)	(186,737)
Acquisitions	(551)	(237,511)	(37,551)
Investments	(48,831)	(25,735)	(39,932)
Proceeds from sales of subsidiaries and investments	40,232	223,004	66,415
Other, net	—	—	5,899

Net cash used for investments	(226,498)	(233,777)	(191,906)

Financing
Proceeds from issuance of commercial paper, net of repayments	773,206	—	—
Premium on early debt retirement	(137,331)	—	—
Repayments of long-term debt	(823,028)	(427,284)	(634,917)
Sales of common stock to employees, net	111,896	163,613	159,593
Purchases of treasury common stock related to the ESOP	—	—	(31,401)
Purchases of treasury common stock by Tribune Stock Compensation Fund	—	(20,494)	—
Other purchases of common stock	(731,617)	(338,023)	(748)
Dividends	(163,010)	(161,042)	(157,285)

Net cash used for financing	(969,884)	(783,230)	(664,758)

Net Increase (Decrease) in Cash and Cash Equivalents	(123,192)	141,672	40,095
Cash and cash equivalents, beginning of year	247,603	105,931	65,836

Cash and cash equivalents, end of year	$124,411	$247,603	$105,931

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

        The significant accounting policies of Tribune Company and subsidiaries (the "Company"), as summarized below, conform with accounting principles generally accepted in the United States of America and reflect practices appropriate to the Company's businesses.

Nature of Operations—The Company is a media and entertainment company. Through its subsidiaries, the Company is engaged in newspaper publishing, television and radio broadcasting and entertainment.

Fiscal Year—The Company's fiscal year ends on the last Sunday in December. Fiscal years 2004, 2003 and 2002 each comprised 52 weeks.

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

        The Company evaluates its investments and other transactions for consolidation under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), issued in January 2003. The Company holds significant variable interests, as defined by FIN 46, in CareerBuilder, LLC, Classified Ventures, LLC and CrossMedia Services, Inc., but the Company has determined that it is not the primary beneficiary of these entities. The Company's maximum loss exposure related to these entities is limited to its equity investments in CareerBuilder, LLC, Classified Ventures, LLC and CrossMedia Services, Inc. which were $81 million, $8 million and $24 million, respectively, at Dec. 26, 2004. At Dec. 28, 2003, the Company's equity investments in CareerBuilder, LLC and Classified Ventures, LLC were $84 million and $9 million, respectively.

Presentation—Certain prior year financial information has been reclassified to conform to the current year presentation.

Revenue Recognition—The Company's primary sources of revenue are from the sales of advertising space in published issues of its newspapers and on interactive websites owned by, or affiliated with, the Company; sales of newspapers to distributors and individual subscribers; and sales of airtime on its television and radio stations. Newspaper advertising revenue is recorded, net of agency commissions, when advertisements are published in newspapers. Website advertising revenue is recognized ratably over the contract period or as services are delivered, as appropriate. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Broadcast revenue is recorded, net of agency commissions, when commercials are aired. The Company records rebates when earned as a reduction of advertising revenue.

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

Accounts Receivable—The Company's accounts receivable are primarily due from advertisers. Credit is extended based on an evaluation of each customer's financial condition, and generally collateral is not required. The Company maintains an allowance for uncollectible accounts, rebates and volume discounts. This allowance is determined based on historical write-off experience and any known specific collectibility exposures.

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

        The Company maintains an allowance for programming that is not expected to be aired by the end of the contract period. This allowance for excess programming inventory is based on a program-by-program review of the Company's five-year broadcast plans and historical write-off trends. The total reserve balance at Dec. 26, 2004 and Dec. 28, 2003 was $5 million and $16 million, respectively. Actual write-offs in 2004 and 2003 were $12 million and $3 million, respectively. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

Properties—Property, plant and equipment are stated at cost. Depreciation is computed using the straight-line method over the following estimated useful lives: 10 to 40 years for buildings, 7 to 20 years for newspaper printing presses and 3 to 10 years for all other equipment. The Company capitalizes interest costs as part of the cost of constructing major facilities and equipment.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 6. At the beginning of the 2002 fiscal year, the Company adopted Financial Accounting Standard ("FAS") No. 142, "Goodwill and Other Intangible Assets," which requires that goodwill and certain intangible assets no longer be amortized to earnings, but be reviewed periodically for impairment. Under FAS No. 142, the impairment review of goodwill and other intangible assets not subject to amortization must be based generally on fair values.

        As a result of initially applying the new impairment provisions of FAS No. 142, the Company recorded a pretax charge of $271 million ($166 million after-tax) in the first quarter of 2002. The charge related to certain of the Company's newspaper mastheads ($226 million), a Federal Communications Commission ("FCC") license ($43 million) and a television network affiliation agreement ($2 million), and is presented as the cumulative effect of a change in accounting principle in the Company's consolidated statements of income. The impairments were primarily the result of decreases in operating revenues compared to forecasts prepared at the dates the respective companies were acquired.

        The estimated fair value of the reporting units to which goodwill is allocated is determined using multiples of operating cash flows for purposes of analyzing goodwill for impairment. The estimated fair values of other assets subject to the annual impairment review, which include newspaper mastheads and FCC licenses, are calculated based on projected future discounted cash flow analyses. The development of market multiples and cash flow projections used in the analyses requires the use of assumptions, including assumptions regarding revenue and market growth. The analyses use discount rates based on specific economic factors in the publishing and broadcasting industries. These assumptions reflect the Company's best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the Company's control.

        In the fourth quarter of 2004, the Company elected to early adopt the provisions of the FASB's Emerging Issues Task Force Topic No. D-108, which requires the use of a direct valuation method for valuing intangible assets, such as FCC licenses, and reviewing them for impairment. Historically, the Company had been using a residual valuation method to review its FCC licenses for impairment each year. A direct valuation method generally results in a lower valuation than does a residual valuation method. The Company performed an impairment review of its FCC licenses for the years ended Dec. 28, 2003 and Dec. 29, 2002 using a residual method. No impairments were required as a result of the analyses performed in those years. The effect of changing to a direct valuation method for the 2004 FCC licenses impairment review was a pretax charge of $29 million ($18 million after-tax). The charge was recorded in the fourth quarter of 2004 as a cumulative effect of a change in accounting principle in the consolidated statements of income.

        Upon the adoption of FAS No. 142 at the beginning of fiscal 2002, the Company treated the intangible assets associated with network affiliation agreements as having indefinite lives and stopped recording amortization expense on these assets. In December 2003, the staff of the Securities and Exchange Commission provided guidance regarding their accounting position in this area indicating that network affiliation agreements should be amortized. As a result, the Company began amortizing these assets in the fourth quarter of 2003 using a 40-year life. The Company believes the 40-year life is representative of the remaining expected useful life of the network affiliation intangibles. The provisions of FAS No. 142 required the Company to perform an impairment analysis at the time of a change in the estimated useful life of an intangible asset which was previously not being amortized. No adjustment to the network affiliation intangible assets was required as a result of this impairment review performed in the fourth quarter of 2003. Beginning in 2004, the Company no longer performs an annual test of the impairment of its network affiliation agreements under FAS No. 142, but will perform an impairment test if indicators of impairment are present, as required by FAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets."

Investments—The Company records its investments in debt and equity securities at fair value, except for debt securities that the Company intends to hold to maturity and equity securities that are accounted for under the equity method or that are issued by private companies. Except for 16 million Time Warner shares (see "Derivative Instruments" below), investments are currently classified as available-for-sale, and accordingly, the difference between cost and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income component of shareholders' equity.

Derivative Instruments—FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires all derivative instruments to be recorded in the balance sheet at fair value. Changes in the fair value of derivative instruments are recognized periodically in income. The provisions of FAS No. 133 affect the Company's accounting for its 8 million Exchangeable Subordinated Debentures due 2029 ("PHONES") (see Note 9) and its interest rate swap related to its $100 million 7.5% debentures (see Note 9).

        Under the provisions of FAS No. 133, the initial value of the PHONES was split into a debt component and a derivative component. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. Beginning in the second quarter of 1999, changes in the fair value of the related 16 million Time Warner shares are also recorded in the statement of income and should at least partially offset changes in the fair value of the derivative component of the

PHONES. However, there have been and may continue to be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES and the related Time Warner shares.

        The carrying values of the Company's derivative instruments approximate fair value. The fair values of the PHONES were determined by reference to market values resulting from trading on a national securities exchange.

        The Company's interest rate swap is a fair value hedge and is used to manage exposure to market risk associated with changes in interest rates. The changes in fair value of the swap agreement and the related debt instrument are recorded in income. Changes in the fair value of the swap agreement should offset changes in the fair value of the related debt (see Note 9).

Pension Plans—Retirement benefits are provided to employees through pension plans sponsored either by the Company or by unions. Under the Company-sponsored plans, pension benefits are primarily a function of both the years of service and the level of compensation for a specified number of years, depending on the plan. It is the Company's policy to fund the minimum for Company-sponsored pension plans as required by ERISA. Contributions made to union-sponsored plans are based upon collective bargaining agreements. Additional information is provided in Note 14.

Postretirement Benefits Other than Pensions—The Company provides certain health care and life insurance benefits for retired employees. The expected cost of providing these benefits is accrued over the years that the employees render services. It is the Company's policy to fund postretirement benefits as claims are incurred. Additional information is provided in Note 14.

Self-Insurance—The Company self-insures for certain employee medical and disability income benefits, workers' compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The recorded liabilities for self-insured risks totaled $119 million and $114 million at Dec. 26, 2004 and Dec. 28, 2003, respectively.

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

        Under FAS No. 123, "Accounting for Stock-Based Compensation," as amended by FAS No. 148, compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as compensation expense over the vesting period. Had compensation cost for these plans been determined consistent with FAS No. 123, the Company's full year net income and EPS would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Dec. 26, 2004	Dec. 28, 2003	Dec. 29, 2002
Net income, as reported	$555,536	$891,379	$442,992
Less: Total stock-based employee compensation expense, net of tax:
General awards	(49,887)	(56,402)	(46,664)
Replacement options	(17,245)	(15,582)	(10,315)
Merit options	—	(202)	(24,952)
Employee Stock Purchase Plan ("ESPP")	(3,808)	(3,640)	(3,569)

Total compensation expense, net of tax	(70,940)	(75,826)	(85,500)

Pro forma net income	484,596	815,553	357,492
Preferred dividends	(8,308)	(24,441)	(25,130)

Pro forma net income attributable to common shares	$476,288	$791,112	$332,362
Weighted average common shares outstanding	322,420	311,295	301,932
Basic EPS, as reported	$1.70	$2.78	$1.38
Basic EPS, pro forma	$1.48	$2.54	$1.10
Adjusted weighted average common shares outstanding	327,237	336,243	332,466
Diluted EPS, as reported	$1.67	$2.61	$1.30
Diluted EPS, pro forma	$1.46	$2.38	$1.04

        In determining the pro forma compensation cost under the fair value method of FAS No. 123, using the Black-Scholes option pricing model, the following weighted average assumptions were used for general awards and replacement options:

	2004		2003		2002(1)
	General Awards	Replacement Options	General Awards	Replacement Options	General Awards	Replacement Options
Risk-free interest rate	3.2%	1.7%	2.8%	1.5%	4.5%	3.0%
Expected dividend yield	1.0%	1.0%	1.0%	1.0%	1.0%	1.0%
Expected stock price volatility	31.1%	25.4%	32.7%	28.7%	31.8%	28.6%
Expected life (in years)	5	2	5	2	5	2
Weighted average fair value	$15.45	$7.46	$13.90	$7.89	$13.51	$7.82

(1)
The 2002 weighted average assumptions for general awards include merit options.

Income Taxes—The Company accounts for certain income and expense items differently for financial reporting purposes than for income tax reporting purposes. The Company records its tax liabilities based on estimates of the amount of taxes that will ultimately be paid. Deferred income taxes are provided in recognition of the temporary differences and are summarized in Note 13. Since the Company's tax returns are subject to audit by the Internal Revenue Service ("IRS") and various states, tax liabilities are maintained for estimated federal and state audit adjustments. The resolutions of the Company's tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

Comprehensive Income—Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under accounting principles generally accepted in the United States of America, are excluded from net income. Other comprehensive income primarily includes gains and losses on marketable securities classified as available-for-sale. The Company's comprehensive income is summarized in Note 17.

New Accounting Standards—In December 2004, the FASB issued FAS No. 123R, "Share-Based Payment." FAS No. 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations. Under FAS No. 123R, compensation cost is measured at the grant date based on the estimated fair value of the award and is required to be recognized as compensation expense over the vesting period. The Company plans to adopt FAS No. 123R in the third quarter of 2005. The Company is in the process of analyzing the impact of the adoption of FAS No. 123R on its 2005 financial statements.

Earnings Per Share ("EPS")—Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS for the years ended Dec. 28, 2003 and Dec. 29, 2002 was computed assuming that the Series B convertible preferred shares held by the Company's Employee Stock Ownership Plan ("ESOP") and the Liquid Yield Option Notes ("LYONs") debt securities had been converted into common shares. The Series B convertible preferred shares were converted into approximately 15.4 million shares of common stock on Dec. 16, 2003, and the LYONs were converted into approximately 7.0 million shares of common stock during June 2003. Therefore, weighted average converted shares for the Series B preferred stock and LYONs were used in the 2003 calculation. In addition, weighted average common shares outstanding were adjusted for the dilutive effect of stock options. The Company's stock options and convertible securities are included in the calculation of diluted EPS only when their effects are dilutive. In the 2004, 2003 and 2002 calculations of diluted EPS, 2.3 million, 2.3 million and 2.5 million shares, respectively, of the Company's Series C, D-1 and D-2 convertible preferred stocks, and 10.6 million, 3.2 million and 4.1 million shares, respectively, of the Company's outstanding options, were not reflected because their effects were antidilutive.

        The computations of basic and diluted EPS were as follows (in thousands, except per share data):

	2004	2003	2002
Basic EPS
Income before cumulative effect of change in accounting principle	$573,324	$891,379	$608,579
Cumulative effect of change in accounting principle, net of tax	(17,788)	—	(165,587)

Net income	$555,536	$891,379	$442,992
Preferred dividends, net of tax	(8,308)	(24,441)	(25,130)

Net income attributable to common shares	$547,228	$866,938	$417,862
Weighted average common shares outstanding	322,420	311,295	301,932

Basic EPS:
Before cumulative effect of change in accounting principle	$1.75	$2.78	$1.93
Cumulative effect of change in accounting principle, net of tax	(.05)	—	(.55)

Total	$1.70	$2.78	$1.38

Diluted EPS
Income before cumulative effect of change in accounting principle	$573,324	$891,379	$608,579
Cumulative effect of change in accounting principle, net of tax	(17,788)	—	(165,587)

Net income	$555,536	$891,379	$442,992
Additional ESOP contribution required assuming Series B preferred shares were converted, net of tax	—	(9,100)	(10,033)
Dividends on Series C, D-1 and D-2 preferred stock	(8,308)	(8,252)	(8,189)
LYONs interest expense, net of tax	—	2,884	6,218

Adjusted net income	$547,228	$876,911	$430,988

Weighted average common shares outstanding	322,420	311,295	301,932
Assumed conversion of Series B preferred shares into common shares	—	15,171	17,132
Assumed exercise of stock options, net of common shares assumed repurchased with the proceeds	4,817	6,565	6,313
Assumed conversion of LYONs debt securities	—	3,212	7,089

Adjusted weighted average common shares outstanding	327,237	336,243	332,466

Diluted EPS:
Before cumulative effect of change in accounting principle	$1.72	$2.61	$1.80
Cumulative effect of change in accounting principle, net of tax	(.05)	—	(.50)

Total	$1.67	$2.61	$1.30

NOTE 2: CHANGES IN OPERATIONS AND NON-OPERATING ITEMS

Acquisitions—The Company had no material acquisitions in 2004. The Company completed acquisitions totaling approximately $275 million in 2003 and $162 million in 2002 for cash and other consideration, including the value of the Denver radio station group assets that were divested in exchange transactions during 2003 and 2002. The results of the acquired companies are included in the consolidated statements of income since their respective dates of acquisition. None of these acquisitions were material in relation to the Company's consolidated financial statements.

        On March 21, 2003, the Company acquired the stock of KPLR-TV, St. Louis, and the assets of KWBP-TV, Portland, Ore., from ACME Communications for a total of $275 million. The Company acquired the stock of KPLR-TV for $200 million in cash. The acquisition of the assets of KWBP-TV was structured as a like-kind asset exchange for income tax purposes. It was funded with the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM) with an estimated fair market value of $55 million, plus $20 million in cash. The Company has allocated $153 million, $42 million and $136 million of the purchase price to FCC licenses, network affiliations and goodwill, respectively.

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

Supplemental Cash Flow Information—Information for acquisitions made in 2004, 2003 and 2002 is summarized in the table below (in thousands):

	2004	2003	2002
Fair value of assets acquired(1)	$854	$349,434	$164,355
Fair value of assets disposed in exchange transaction	—	(51,069)	(125,000)
Liabilities assumed	(303)	(60,854)	(1,804)

Net cash paid	$551	$237,511	$37,551

(1)
Includes intangible assets, net of acquisition-related deferred taxes.

        Cash paid for interest and income taxes in 2004, 2003 and 2002 is summarized below (in thousands):

	2004	2003	2002
Interest	$138,392	$172,524	$195,717
Income taxes	$286,129	$177,969	$247,196

        On May 22, 2003, the Company issued a notice to the holders of the LYONs that the Company would redeem this debt issue on June 23, 2003. All of the LYONs holders converted their notes, which had a recorded value of $278 million, into approximately 7 million shares of common stock prior to the redemption date.

Non-Operating Items—Fiscal years 2004, 2003 and 2002 included several non-operating items. Non-operating items for 2004 are summarized as follows (in thousands):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on changes in fair values of derivatives and related investments	$—	$(18,497)	$(11,283)
Loss on early debt retirement	—	(140,506)	(87,549)
Gain on sales of subsidiaries and investments, net	23,973	20,347	12,412
Loss on investment write-downs and other, net	16,259	(6,388)	(3,897)

Total non-operating items	$40,232	$(145,044)	$(90,317)

        In 2004, changes in the fair values of derivatives and related investments related entirely to the Company's PHONES and related Time Warner investment. The $18 million non-cash pretax loss resulted from a $39 million increase in the fair value of the derivative component of the Company's PHONES, which was offset by a $21 million increase in the fair value of 16 million shares of Time Warner common stock.

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

        In 2004, the gain on sales of subsidiaries and investments related primarily to the sale of the Company's 50% interest in La Opinión for $20 million, resulting in a pretax gain of $18 million.

        Non-operating items for 2003 are summarized as follows (in thousands):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain on changes in fair values of derivatives and related investments	$—	$84,066	$51,448
Gain on sales of subsidiaries and investments, net	174,836	147,507	90,261
Loss on investment write-downs	—	(9,764)	(5,976)
Gain on insurance recoveries	27,000	22,291	13,642
Other non-operating loss, net	—	(2,853)	(1,746)
Income tax settlement adjustments	—	—	25,034

Total non-operating items	$201,836	$241,247	$172,663

        In 2003, changes in the fair values of derivatives and related investments related entirely to the Company's PHONES and related Time Warner investment. The $84 million non-cash pretax gain resulted from an $86 million increase in the fair value of 16 million shares of Time Warner common stock, which was offset by a $2 million increase in the fair value of the derivative component of the PHONES. Also in 2003, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write-downs totaled $10 million in 2003.

        In 2003, the gain on sales of subsidiaries and investments resulted primarily from the divestiture of the Company's remaining Denver radio station KKHK-FM and the sale of the Company's investment in The Golf Channel. KKHK-FM, now known as KQMT-FM, plus $20 million in cash, was exchanged for the assets of KWBP-TV, Portland, Ore., and resulted in a pretax gain of $51 million. The sale of the investment in The Golf Channel resulted in a pretax gain of $48 million.

        In 2003, the Company recorded a gain of $22 million as a result of settling the business interruption and property damage claims filed by WPIX-TV, New York, as a result of the events of Sept. 11, 2001.

        In 2003, the Company reduced its income tax expense and liabilities by a total of $25 million as a result of favorably resolving certain state income tax issues.

        Non-operating items for 2002 are summarized as follows (in thousands):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on changes in fair values of derivatives and related investments	$—	$(161,228)	$(98,672)
Gain on sales of subsidiaries and investments	66,415	106,216	65,004
Loss on investment write-downs	—	(18,347)	(11,228)
Other non-operating gain, net	—	10,148	6,211
Income tax settlement adjustments	—	—	29,379

Total non-operating items	$66,415	$(63,211)	$(9,306)

        In 2002, changes in the fair values of derivatives and related investments related entirely to the Company's PHONES and related Time Warner investment. The $161 million non-cash pretax loss resulted from a $331 million decrease in the fair value of 16 million shares of Time Warner common stock, which was offset by a $169 million decrease in the fair value of the derivative component of the PHONES. Also in 2002, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write-downs totaled $18 million in 2002.

        In July 2002, the Company exchanged two of its Denver radio stations, KOSI-FM and KEZW-AM, for the assets of two television stations, WTTV-TV, Indianapolis, and its satellite station WTTK-TV, Kokomo, Indiana. The divestiture of the Denver radio station assets resulted in a pretax gain of $108 million.

        In 2002, the Company favorably resolved certain federal and state income tax issues. As a result, the Company reduced its income tax expense and liabilities by a total of $35 million. Approximately $29 million of the adjustment was classified as a non-operating item.

NOTE 3: NEWSDAY AND HOY, NEW YORK CHARGE

        On Feb. 11, 2004, a purported class action lawsuit was filed in New York Federal Court by certain advertisers of Newsday and Hoy, New York, alleging that they were overcharged for advertising as a result of inflated circulation numbers at these two publications. The purported class action also alleges that entities that paid a Newsday subsidiary to deliver advertising flyers were overcharged. On July 21, 2004, another lawsuit was filed in New York Federal Court by certain advertisers of Newsday alleging damages resulting from inflated Newsday circulation numbers as well as federal and state antitrust violations. On Oct. 8, 2004, a third lawsuit was filed in New York State Court by a former Newsday advertiser alleging damages resulting from inflated Newsday circulation numbers. The Oct. 8, 2004 lawsuit has been settled and the Company intends to vigorously defend the other two suits.

        On June 17, 2004, the Company publicly disclosed that it would reduce its reported circulation for both Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003 and the six-month period ending March 31, 2004. The circulation adjustments were the result of a review of reported circulation at Newsday and Hoy, New York, conducted by the Company's internal audit staff and the Audit Bureau of Circulations ("ABC"). Subsequent to the June 17th disclosure, the Company continued its internal review and found additional misstatements for these time periods, as well as misstatements that impacted the 12-month period ending Sept. 30, 2002. On Sept. 10, 2004, the Company announced additional revisions to the circulation figures for Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003 and the six-month period ending March 31, 2004. In November 2004, ABC released its audit reports for Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003. ABC's circulation audits at Newsday and Hoy, New York, for the six-month periods ending March 31, 2004 and Sept. 30, 2004 are ongoing.

        On July 12, 2004, ABC announced that it was censuring Newsday and Hoy, New York, for improper circulation practices. As part of the censure, ABC will be auditing Newsday and Hoy, New York, every six months, instead of annually, through the six-month period ending Sept. 30, 2005. In addition, Newsday and Hoy, New York, will not be able to publish their six-month circulation statistics prior to the completion of the ABC audits for the six-months ending March 31, 2005. Finally, Newsday and Hoy, New York, were required to submit a plan to ABC for correcting their circulation practices. The Company submitted the corrective plan to ABC in October 2004 and has been working with ABC to fully comply with the terms of the censure.

        As a result of misstatements of reported circulation at Newsday and Hoy, New York, the Company recorded a pretax charge of $35 million in the second quarter of 2004 as its estimate of the probable cost to settle with advertisers based upon facts available at July 30, 2004, the date of the Company's second quarter 2004 Form 10-Q filing. Since that date, the Company found additional circulation misstatements, which increased the cost to settle with advertisers. As a result, the Company recorded an additional pretax charge of $55 million in the third quarter of 2004 to increase the estimate of the probable cost to settle with Newsday and Hoy, New York, advertisers to a total of $90 million. The Company will continue to evaluate the adequacy of this charge on an ongoing basis.

        A summary of the activity with respect to the Newsday and Hoy, New York, advertiser settlement accrual is as follows (in millions):

Accrual balance at Dec. 28, 2003	$—
Provision	90
Payments	(41)

Accrual balance at Dec. 26, 2004	$49

        The Securities and Exchange Commission, the United States Attorney for the Eastern District of New York and the Nassau County District Attorney are conducting inquiries into the circulation practices at Newsday and Hoy, New York. The Company is cooperating fully with these inquiries. At the date of this report, the Company cannot predict with certainty the outcome of these inquiries.

        ABC's annual circulation audits at the Company's other newspapers are ongoing. In addition, during the third quarter of 2004, the Company's internal auditors began reviews of the circulation practices at all of the Company's other print publications. The internal audit reviews have been completed for all of the Company's paid daily newspapers. The reviews for Chicago magazine and other non-paid and weekly newspapers are expected to be completed during the first half of 2005. To date, the Company's internal reviews have found that circulation practices at the Company's other daily newspapers are sound and that no material adjustments are required to be made to previously reported circulation numbers.

NOTE 4: RESTRUCTURING CHARGES

        In 2002, the Company recorded pretax restructuring charges of $27 million ($17 million after-tax) for various cost reduction initiatives. Approximately 300 full-time equivalent employee positions were eliminated as a result of these initiatives. Pretax restructuring charges of $25 million were recorded at publishing, $1 million at broadcasting and entertainment and $1 million at corporate during 2002. These restructuring charges, consisting primarily of compensation expense, are presented as a separate line item in the consolidated statements of income.

        A summary of the significant components of the pretax restructuring charges for the year ended Dec. 29, 2002, is as follows (in millions):

	Publishing	Broadcasting	Corporate	Total
Severance costs	$18.2	$0.8	$0.4	$19.4
Enhanced early retirement pension costs	2.2	—	—	2.2
Asset disposals	3.0	0.3	0.2	3.5
Lease termination costs	1.6	—	0.6	2.2

Total	$25.0	$1.1	$1.2	$27.3

        A summary of the activity with respect to the Company's restructuring accrual is as follows (in millions):

Restructuring accrual at Dec. 29, 2002	$11.1
Payments	(7.6)

Restructuring accrual at Dec. 28, 2003	$3.5
Payments	(1.6)

Restructuring accrual at Dec. 26, 2004	$1.9

        The remaining accrual is primarily for lease termination costs.

NOTE 5: INVENTORIES

        Inventories consisted of the following (in thousands):

	Dec. 26, 2004	Dec. 28, 2003
Newsprint (at LIFO)	$38,373	$34,181
Supplies and other	11,423	11,928

Total inventories	$49,796	$46,109

        Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $6 million at Dec. 26, 2004 and $3 million at Dec. 28, 2003.

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets at Dec. 26, 2004 and Dec. 28, 2003 consisted of the following (in thousands):

	Dec. 26, 2004			Dec. 28, 2003
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 15 to 20 years)	$195,750	$(53,539)	$142,211	$195,750	$(43,031)	$152,719
Network affiliation agreements (useful life of 40 years)	290,320	(9,073)	281,247	290,320	(1,814)	288,506
Other (useful life of 3 to 40 years)	23,277	(4,965)	18,312	30,294	(3,824)	26,470

Total	$509,347	$(67,577)	441,770	$516,364	$(48,669)	467,695

Goodwill and other intangible assets not subject to amortization
Goodwill
Publishing			3,920,720			3,920,158
Broadcasting and entertainment			1,547,098			1,560,133

Total goodwill			5,467,818			5,480,291
Newspaper mastheads			1,575,814			1,575,814
FCC licenses			1,100,724			1,100,884
Tradename			7,932			7,932

Total			8,152,288			8,164,921

Total goodwill and other intangible assets			$8,594,058			$8,632,616

        The changes in the carrying amount of intangibles and goodwill during the years ended Dec. 26, 2004 and Dec. 28, 2003 were as follows (in thousands):

	Publishing	Broadcasting and Entertainment	Total
Intangible assets subject to amortization
Balance as of Dec. 29, 2002	$101,592	$328,506	$430,098
Amortization expense(1)	(7,089)	(7,047)	(14,136)
Amortizable intangibles acquired during year	5,001	49,733	54,734
Adjustments related to finalization of purchase accounting	—	(3,001)	(3,001)

Balance as of Dec. 28, 2003	$99,504	$368,191	$467,695
Amortization expense	(7,427)	(11,436)	(18,863)
Amortizable intangibles acquired during year	138	—	138
Adjustments related to finalization of purchase accounting	—	(7,200)	(7,200)

Balance as of Dec. 26, 2004	$92,215	$349,555	$441,770

Goodwill
Balance as of Dec. 29, 2002	$3,912,602	$1,407,537	$5,320,139
Goodwill acquired during year	10,770	149,596	160,366
Goodwill written off related to divestitures	(3,214)	—	(3,214)
Adjustments related to finalization of purchase accounting	—	3,000	3,000

Balance as of Dec. 28, 2003	$3,920,158	$1,560,133	$5,480,291
Goodwill acquired during year	562	—	562
Adjustments related to finalization of purchase accounting	—	(13,035)	(13,035)

Balance as of Dec. 26, 2004	$3,920,720	$1,547,098	$5,467,818

Other intangible assets not subject to amortization
Balance as of Dec. 29, 2002	$1,583,746	$978,808	$2,562,554
Intangibles acquired during year	—	124,000	124,000
Intangibles written off related to divestitures	—	(1,924)	(1,924)

Balance as of Dec. 28, 2003	$1,583,746	$1,100,884	$2,684,630
Adjustments related to finalization of purchase accounting	—	29,000	29,000
Cumulative effect of change in accounting principle(2)	—	(29,160)	(29,160)

Balance as of Dec. 26, 2004	$1,583,746	$1,100,724	$2,684,470

Total goodwill and other intangibles as of Dec. 26, 2004	$5,596,681	$2,997,377	$8,594,058

(1)
In the fourth quarter of 2003, the Company began amortizing network affiliation agreements over a 40-year useful life (see Note 1).

(2)
In the fourth quarter of 2004, the Company elected to early adopt the provisions of the Financial Accounting Standards Board's Emerging Issues Task Force Topic No. D-108, which requires the use of a direct valuation method for valuing intangible assets, such as FCC licenses, and reviewing them for impairment (see Note 1).

        Estimated annual amortization expense will be approximately $20 million for each of the next five years, excluding the effects of any acquisitions or dispositions subsequent to Dec. 26, 2004.

NOTE 7: TMCT I AND TMCT II

        In connection with the Company's acquisition of Times Mirror in 2000, the Company acquired investments in TMCT I and TMCT II.

TMCT I—In 1997, Times Mirror completed a transaction involving agreements with its largest shareholders, Chandler Trust No. 1 and Chandler Trust No. 2 (collectively, the "Chandler Trusts") which resulted in the formation of a new limited liability company, TMCT, LLC ("TMCT I"). As a result of the Company's acquisition of Times Mirror, the Chandler Trusts became significant shareholders of the Company.

        At Dec. 26, 2004, the assets of TMCT I included 13 million shares of the Company's common stock and 442,596 shares of the Company's Series C preferred stock (collectively, "TMCT I Shares"); eight real properties ("Real Properties") and a portfolio of fixed income and equity investments ("TMCT I Portfolio"). TMCT I has no outstanding debt. The estimated fair market value of the TMCT I assets at Dec. 26, 2004 and Dec. 28, 2003 is shown in the table below (in thousands):

	TMCT I Asset Information (unaudited)
	Dec. 26, 2004	Dec. 28, 2003
TMCT I Shares	$748,200	$866,500

Real Properties	$225,000	$225,000

TMCT I Portfolio	$259,100	$250,800

        Summarized income and expense information for TMCT I is shown in the following table for the years ended Dec. 26, 2004, Dec. 28, 2003 and Dec. 29, 2002 (in thousands):

	TMCT I Income and Expense Information (unaudited)
	2004	2003	2002
TMCT I Shares dividend income	$23,705	$23,205	$23,205
Real Properties lease income	24,166	24,166	24,166
TMCT I Portfolio interest and dividend income	9,824	11,650	12,700
TMCT I Portfolio net realized gains (losses)	3,556	2,537	(8,230)

	$61,251	$61,558	$51,841

TMCT I operating expenses	$(10,153)	$(10,262)	$(10,295)

        The Company leases the Real Properties from TMCT I and accounts for the lease as a capital lease in its consolidated balance sheet. On Aug. 8, 2009, the end of the lease term, the Company has the option to purchase all of the Real Properties for their fair market value. If the Real Properties are not purchased by the Company, they will remain the assets of TMCT I and may, as provided for under the terms of the lease agreement, be leased by the Company at a fair market value rent. The lease provides for two additional 12-year lease terms with fair market value purchase options at the end of each lease term.

        The Company and the Chandler Trusts share in the cash flows of the various assets held by TMCT I. The cash flows from the Real Properties and the TMCT I Portfolio are largely allocated to the Chandler Trusts, while the cash flows from the TMCT I Shares are largely allocated to the

Company. Due to the allocations of the economic benefits in TMCT I, for financial reporting purposes 80% of the TMCT Shares are included in treasury stock, 80% of the preferred stock dividends on the Series C stock are excluded from preferred stock dividends and 80% of the dividends on the common stock are effectively eliminated. The Company accounts for its 20% investment in the TMCT I Portfolio under the equity method.

        The Company's investment in TMCT I totaled $82 million, $99 million and $98 million at Dec. 26, 2004, Dec. 28, 2003 and Dec. 29, 2002, respectively. In 2004, 2003 and 2002, the Company recognized equity income of $2 million in each year related to the TMCT I Portfolio. During 2004 and 2003, the Company recorded realized gains on the TMCT I Portfolio of $4 million and $2 million, respectively. The Company recorded realized losses related to the TMCT I Portfolio of $6 million in 2002. The realized gains and losses were recorded as non-operating items in each year.

TMCT II—In 1999, Times Mirror completed a second transaction involving agreements with the Chandler Trusts, resulting in the formation of another new limited liability company, TMCT II, LLC ("TMCT II").

        At Dec. 26, 2004, the assets of TMCT II included 39 million shares of the Company's common stock, 380,972 shares of the Company's Series D-1 preferred stock and 245,100 shares of the Company's Series D-2 preferred stock (collectively, "TMCT II Shares"); preferred units issued by the operating partnership of two unrelated real estate investment trusts and a portfolio of fixed income investments ("REIT Portfolio"); a portfolio of fixed income and equity investments ("TMCT II Portfolio"); and a portfolio of venture capital and private equity investments ("Venture Capital Portfolio"). TMCT II has no outstanding debt. The estimated fair market value of the TMCT II assets at Dec. 26, 2004 and Dec. 28, 2003 is shown in the table below (in thousands):

	TMCT II Asset Information (unaudited)
	Dec. 26, 2004	Dec. 28, 2003
TMCT II Shares	$1,950,300	$2,317,900

REIT Portfolio	$608,800	$600,000

TMCT II Portfolio	$111,800	$109,800

Venture Capital Portfolio	$294,200	$337,300

        Summarized income and expense information for TMCT II is shown in the following table for the years ended Dec. 26, 2004, Dec. 28, 2003 and Dec. 29, 2002 (in thousands):

	TMCT II Income and Expense Information (unaudited)
	2004	2003	2002
TMCT II Shares dividend income	$38,809	$36,567	$35,909
REIT Portfolio income	48,279	51,740	51,778
TMCT II Portfolio and Venture Capital Portfolio interest and dividend income	4,958	4,812	7,977
TMCT II Portfolio and Venture Capital Portfolio net realized losses	(9,152)	(12,395)	(32,105)

	$82,894	$80,724	$63,559

TMCT II operating expenses	$(6,934)	$(8,851)	$(8,395)

        The Company and the Chandler Trusts share in the cash flows of the various assets held by TMCT II. The cash flows from the REIT Portfolio, the TMCT II Portfolio and the Venture Capital Portfolio are largely allocated to the Chandler Trusts. The cash flows from the TMCT II Shares are largely allocated to the Company. Due to the allocations of the economic benefits in TMCT II, for financial reporting purposes 80% of the TMCT Shares are included in treasury stock, 80% of the preferred stock dividends on the Series D-1 and D-2 preferred stock are excluded from preferred stock dividends and 80% of the dividends on the common stock are effectively eliminated. The Company accounts for its 20% investments in the REIT Portfolio, the TMCT II Portfolio and the Venture Capital Portfolio under the equity method.

        The Company's investment in TMCT II totaled $198 million at Dec. 26, 2004 and Dec. 28, 2003 and $206 million at Dec. 29, 2002. The Company recognized equity income related to the REIT Portfolio, TMCT II Portfolio and Venture Capital Portfolio investments of $9 million in 2004 and $10 million in both 2003 and 2002. The Company also recorded realized losses related to the TMCT II Portfolio of $2 million in 2002. During 2004, 2003 and 2002, the Company recorded losses of $4 million, $8 million and $7 million, respectively, related to realized losses and the write-down of certain investments in the Venture Capital Portfolio.

        The TMCT I and TMCT II LLC agreements have no specific term, and the dissolution and distribution of assets requires the mutual consent of the Company and the Chandler Trusts. Tribune's share of the liquidation value of TMCT I and TMCT II would be generally equal to the Company's original 50% share of the total assets, adjusted for approximately 80% of the gains or losses in the Tribune stock held by TMCT I and TMCT II and approximately 20% of the gains or losses in the other assets held by TMCT I and TMCT II.

NOTE 8: INVESTMENTS

        Investments consisted of the following (in thousands):

	Dec. 26, 2004	Dec. 28, 2003
Time Warner stock related to PHONES debt	$306,240	$285,440
Other cost method investments	75,739	80,785
Equity investments in TMCT I and TMCT II(1)	279,856	297,376
Other equity method investments	233,663	177,273

Total investments	$895,498	$840,874

(1)
See Note 7 for further discussion.

        Cost method investments in public companies and debt securities were recorded at fair value in the consolidated balance sheets. At Dec. 26, 2004, the Company's cost method investments included public companies, mainly Time Warner, and private companies. The investment in Time Warner at Dec. 26, 2004 consists of 19 million shares, which includes 16 million shares related to the PHONES

(see Notes 1 and 9). The Company's equity method investments at Dec. 26, 2004 included the following private companies:

Company	% Owned
Adstar	20%
BrassRing	27%
CareerBuilder	33%
California Independent Postal Systems	50%
Classified Ventures	28%
Comcast Sports Network	25%
CrossMedia Services	33%
Legacy.com	40%
TMCT I Portfolio(1)	20%
TMCT II Portfolio(1)	20%
TV Food Network	31%
The WB Television Network	22%

(1)
See Note 7 for further discussion.

        The Company does not guarantee any indebtedness for any of its investees. In the first quarter of 2004, the Company sold its 50% interest in La Opinión for $20 million and recorded a pretax gain of $18 million. During 2003, the Company sold its equity interest in The Golf Channel, which resulted in a pretax gain of $48 million. Also in 2003, the Company sold several investments resulting in a pretax gain of $6 million. During 2002, the Company sold several investments resulting in a pretax loss of $6 million.

        In September 2002, CareerBuilder converted from a standard "C corporation" to a limited liability company. In October 2002, Gannett Co., Inc. acquired a one-third interest in CareerBuilder, joining Knight-Ridder, Inc. and the Company as an equal owner.

        In 2004, 2003 and 2002, the Company concluded that the decline in the value of certain public and private investments was other than temporary and wrote down the investments to fair value. Non-cash, pretax losses totaled $6 million, $10 million and $18 million in 2004, 2003 and 2002, respectively. See Note 2 for further discussion.

        For investments classified as available-for-sale and recorded at fair value under FAS No. 115, the aggregate cost basis, unrealized gain and fair value were as follows (in thousands):

	Dec. 26, 2004			Dec. 28, 2003
	Cost Basis	Unrealized Gain	Fair Value	Cost Basis	Unrealized Gain	Fair Value
Marketable equity securities	$27,594	$32,641	$60,235	$28,336	$31,067	$59,403

        The difference between cost and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income component of shareholders' equity and amounted to a net gain of $20 million at Dec. 26, 2004 and $19 million at Dec. 28, 2003. The cost bases of the investments in the tables above are net of write-downs recorded in the consolidated statements of income.

NOTE 9: LONG-TERM DEBT

        Long-term debt consisted of the following (in thousands):

	Dec. 26, 2004	Dec. 28, 2003
Commercial paper, weighted average interest rate of 2.4% in 2004	$773,206	$—
Medium-term notes, weighted average interest rate of 6.2% in 2004 and 2003, due 2004-2008	733,285	913,285
Capitalized real estate obligation, effective interest rate of 7.7%, expiring 2009 (see Note 7)	74,462	87,511
7.45% notes due 2009, redeemed April 16, 2004	—	395,815
7.25% debentures due 2013, net of unamortized discount of $2,818 and $5,699	79,265	142,516
7.5% debentures due 2023, net of unamortized discount of $4,438 and $4,673	94,312	94,077
6.61% debentures due 2027, net of unamortized discount of $2,409 and $7,396	82,551	242,604
7.25% debentures due 2096, net of unamortized discount of $18,492 and $18,680	129,508	129,320
Interest rate swap	31,102	31,588
Other notes and obligations	7,129	3,034

Total debt excluding PHONES	2,004,820	2,039,750
Less portions due within one year	(271,767)	(193,413)

Long-term debt excluding PHONES	1,733,053	1,846,337
2% PHONES debt related to Time Warner stock, due 2029	584,880	535,280

Total long-term debt	$2,317,933	$2,381,617

Long-Term Debt Retirement—In the second quarter of 2004, the Company redeemed all of its outstanding $400 million ($396 million net of unamortized discount) 7.45% debentures due 2009 and retired $66 million ($64 million net of unamortized discount) of its 7.25% debentures due 2013 and $165 million ($160 million net of unamortized discount) of its 6.61% debentures due 2027 through cash tender offers. The Company paid approximately $760 million to retire this debt and, as a result, recorded a one-time, pretax loss of $141 million in the second quarter of 2004. The Company funded these transactions with cash and the issuance of commercial paper.

Medium-Term Notes—Notes issued under these programs generally have maturities from one to six years and may not be redeemed by the Company prior to maturity.

Interest Rate Swap—The Company is currently a party to one interest rate swap agreement. This swap agreement relates to the $100 million 7.5% debentures due in 2023 and effectively converts the fixed 7.5% rate to a variable rate based on LIBOR.

Current Portion of Long-Term Debt—The current portion of long-term debt includes $178 million of medium-term notes, $79 million of commercial paper and $15 million of capitalized real estate and other obligations due within one year.

Exchangeable Subordinated Debentures due 2029 ("PHONES")—In 1999, the Company issued 8 million PHONES for an aggregate principal amount of approximately $1.3 billion. The principal amount was equal to the value of 16 million shares of Time Warner common stock at the closing price of $78.50 per share on April 7, 1999. Interest on the debentures is paid quarterly at an annual rate of

2%. The Company also records non-cash interest expense on the discounted debt component of the PHONES. The Company may redeem the PHONES at any time for the higher of $157 per PHONES or the then market value of two shares of Time Warner common stock, subject to certain adjustments. At any time, holders of the PHONES may exchange a PHONES for an amount of cash equal to 95% (or 100% under certain circumstances) of the market value of two shares of Time Warner common stock. At Dec. 26, 2004, the market value per PHONES was $91.00, and the market value of two shares of Time Warner common stock was $38.28.

        Under the provisions of FAS No. 133, the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. The fair value of the derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $728 million and $650 million at Dec. 26, 2004 and Dec. 28, 2003, respectively.

        The discounted debt component and derivative component of the PHONES were as follows (in thousands):

	Dec. 26, 2004	Dec. 28, 2003
PHONES Debt:
Discounted debt component (at book value)	$442,480	$432,160
Derivative component (at fair value)	142,400	103,120

Total	$584,880	$535,280

Time Warner stock related to PHONES (at fair value)	$306,240	$285,440

        If the PHONES are exchanged in the next year, the Company intends to refinance the PHONES, and has the ability to do so, on a long-term basis, through its existing revolving credit agreements. Accordingly, the PHONES have been classified as long-term.

Revolving Credit Agreements—At Dec. 26, 2004, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.0 billion. Subsequent to Dec. 26, 2004, the Company entered into additional revolving credit agreements providing for borrowings of up to $200 million, increasing the aggregate amount to $1.2 billion. Borrowings under these agreements, which expire in December 2008, would be at a rate equal to LIBOR plus 0.35%. The revolving credit agreements allow the Company to elect one-month to twelve-month LIBOR rates, based on the term of the borrowing. At Dec. 26, 2004, the one-month LIBOR rate was 2.42% and the twelve-month LIBOR rate was 3.08%. The agreements contain various interest rate options and provide for annual fees based on a percentage of the commitment. The agreements contain covenants which require the Company to maintain a minimum interest coverage ratio. No amounts were borrowed under the agreements at Dec. 26, 2004, and the Company was in compliance with the covenants. The Company paid a one-time fee of approximately $1.3 million in 2004 to renegotiate the agreements. Annual fees totaled approximately $0.9 million in 2004, $1.1 million in 2003 and $1.0 million in 2002. In addition to the PHONES, the Company intends to refinance

$694 million of commercial paper scheduled to mature by Dec. 26, 2005, and has the ability to do so on a long-term basis through its existing revolving credit agreements. Accordingly, these notes have been classified as long-term.

Maturities—Debt at Dec. 26, 2004 matures as shown below (in thousands):

2005	$271,767
2006	309,268
2007	17,545
2008	1,266,341
2009	12,020
Thereafter	712,759

Total	$2,589,700

NOTE 10: CONTRACTS PAYABLE FOR BROADCAST RIGHTS

        Contracts payable for broadcast rights are classified as current or long-term liabilities in accordance with the payment terms of the contracts. Required payments under contractual agreements for broadcast rights recorded at Dec. 26, 2004 are shown in the table below (in thousands):

2005	$319,425
2006	197,776
2007	132,002
2008	69,096
2009	46,073
Thereafter	93,154

Total	$857,526

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

        Estimated fair values and carrying amounts of the Company's financial instruments are as follows (in thousands):

	Dec. 26, 2004		Dec. 28, 2003
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cost method investments	$386,625	$381,979	$368,244	$366,225
Debt	2,723,320	2,589,700	2,856,188	2,575,030
Contracts payable for broadcast rights	785,049	857,526	776,427	848,673

        The following methods and assumptions were used to estimate the fair value of each category of financial instruments.

Cost Method Investments—Cost method investments in public companies were recorded at fair value in the consolidated balance sheets (see Notes 1 and 8). Cost method investments in private companies were recorded at cost, net of write-downs, and fair value was generally estimated based on prices recently paid for shares in those companies.

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

NOTE 12: COMMITMENTS AND CONTINGENCIES

        The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not included in the financial statements. These commitments totaled $381 million at Dec. 26, 2004. Payments for broadcast rights generally commence when the programs become available for broadcast.

        The Company had commitments totaling $194 million at Dec. 26, 2004 related to the purchase of inventory, property, plant and equipment and talent contracts. In addition, the Company has a commitment to purchase 450,000 metric tons of newsprint each year over the next three years at prevailing market prices at the time of purchase. The Company is in the process of negotiating an extension to this contract, which would extend the current agreement to 2009. The Company leases certain equipment and office and production space under various operating leases. Lease expense was $56 million in 2004 and $58 million in both 2003 and 2002. The table below presents the future minimum lease payments to be made under non-cancelable operating leases at Dec. 26, 2004 (in thousands):

2005	$58,155
2006	49,179
2007	44,358
2008	39,461
2009	34,595
Thereafter	65,653

Total	$291,401

        The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies. See Note 3 for a discussion of potential liability related to Newsday and Hoy, New York, and see Note 13 for a discussion of a potential income tax liability related to Times Mirror's 1998 dispositions of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

NOTE 13: INCOME TAXES

        The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to income taxes reported in the consolidated statements of income (in thousands):

	2004	2003	2002
Income before income taxes and cumulative effect of change in accounting principle	$941,111	$1,415,236	$939,955

Federal income taxes at 35%	$329,389	$495,333	$328,985
State and local income taxes, net of federal tax benefit	32,758	49,758	33,138
Income tax settlement adjustments	—	(25,034)	(35,387)
Other	5,640	3,800	4,640

Income taxes reported	$367,787	$523,857	$331,376

Effective tax rate	39.1%	37.0%	35.3%

        Components of income tax expense charged to income were as follows (in thousands):

	2004	2003	2002
Currently payable:
U.S. federal	$284,623	$265,686	$228,844
State and local	43,499	5,655	17,939

Sub-total	328,122	271,341	246,783
Deferred:
U.S. federal	32,767	212,870	73,804
State and local	6,898	39,646	10,789

Sub-total	39,665	252,516	84,593

Total	$367,787	$523,857	$331,376

        Significant components of the Company's net deferred tax liabilities were as follows (in thousands):

	Dec. 26, 2004	Dec. 28, 2003
Net properties	$275,595	$270,730
Net intangible assets	1,231,198	1,216,536
Pensions	340,293	343,315
Investments	388,413	409,870
PHONES interest	218,297	172,529
Other future taxable items	15,006	20,687

Total deferred tax liabilities	2,468,802	2,433,667

Broadcast rights	(4,098)	(7,932)
Postretirement and postemployment benefits other than pensions	(67,663)	(69,657)
Deferred compensation	(84,262)	(81,459)
Other accrued liabilities	(106,833)	(105,111)
Accrued employee compensation and benefits	(11,445)	(11,522)
Accounts receivable	(16,372)	(17,650)
Other future deductible items	(11,512)	(15,495)
State operating loss carryforwards	(28,600)	(27,743)
Valuation allowances on state operating loss carryforwards	23,968	27,743

Total deferred tax assets	(306,817)	(308,826)

Net deferred tax liability	$2,161,985	$2,124,841

        At Dec. 26, 2004, the Company has approximately $573 million of operating loss carryforwards for state income tax purposes. These carryforwards arose in certain states primarily as a result of intercompany interest expense, royalty expense and management fees allocated to the Company's various subsidiaries, and expire between 2005 and 2024. The deferred tax assets related to these carryforwards total approximately $29 million, net of federal taxes. However, the Company believes it is more likely than not that $24 million of the carryforwards will expire before being utilized. Therefore, in accordance with FAS No. 109, "Accounting for Income Taxes," the Company has established valuation allowances of $24 million on the carryforwards. The state operating loss carryforwards increased in 2004 due to the Company generating additional tax losses in certain states. The valuation allowance net decrease in 2004 was due to a change in management's estimate of the Company's ability to utilize certain state operating losses.

        During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the IRS has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror's 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company's federal and state income tax liability would be approximately $600 million, plus interest. As of Dec. 26, 2004, the interest on the proposed taxes would be approximately $332 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. In December 2004, the Company presented its position in U.S. Tax Court. The Company does not expect to receive the Court's decision before the fourth quarter of 2005.

        A tax reserve of $180 million, plus $66 million of interest, relating to these transactions is included in "other obligations" on the consolidated balance sheets. Times Mirror established the $180 million tax reserve in 1998 when it entered into the transactions based on its assessment, along with its tax advisors, of the amount needed to resolve a dispute with the IRS. The Company evaluates the adequacy of this reserve on a periodic basis. The Company has maintained this initial reserve as no new information has become available which would warrant a change in that reserve.

        The Company reduced its income tax expense and liabilities by $25 million in 2003 and $35 million in 2002 as a result of favorably resolving certain federal and state income tax issues.

        The resolutions of the Company's tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

NOTE 14: PENSION AND POSTRETIREMENT BENEFITS

Employee Pension Plans—In connection with the establishment of the Tribune Company ESOP in 1988, Tribune amended its company-sponsored pension plan for employees not covered by a collective bargaining agreement. The Tribune Company pension plan continued to provide substantially the same pension benefits as under the pre-amended plan until December 1998. After that date, Tribune pension benefit credits were frozen in terms of pay and service.

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

Obligations and Funded Status—Summarized information for the Company's pension and postretirement plans is provided below (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Dec. 26, 2004	Dec. 28, 2003	Dec. 26, 2004	Dec. 28, 2003
Change in benefit obligations:
Benefit obligations, beginning of year	$1,316,215	$1,185,484	$187,146	$224,415
Service cost	21,177	18,270	1,752	2,595
Interest cost	80,474	78,620	10,323	11,867
Plan amendments	4,616	—	—	(19,888)
Curtailment gain	—	(900)	—	—
Special termination benefits	1,440	—	—	—
Impact of Medicare Reform Act	—	—	(14,897)	—
Actuarial (gain) loss	112,291	96,999	22,453	(16,915)
Benefits paid	(75,033)	(62,258)	(15,237)	(14,928)

Benefit obligations, end of year	1,461,180	1,316,215	191,540	187,146

Change in plans' assets:
Fair value of plans' assets, beginning of year	1,457,770	1,218,693	—	—
Actual return on plans' assets	169,598	296,098	—	—
Employer contributions	7,016	5,237	15,237	14,928
Benefits paid	(75,033)	(62,258)	(15,237)	(14,928)

Fair value of plans' assets, end of year	1,559,351	1,457,770	—	—

Funded (under funded) status of the plans	98,171	141,556	(191,540)	(187,146)
Unrecognized net actuarial loss	803,490	774,237	31,997	30,215
Unrecognized prior service cost	(16,918)	(23,368)	(12,754)	(19,842)
Unrecognized transition asset	(6)	(11)	—	—

Prepaid (accrued) benefit cost	$884,737	$892,414	$(172,297)	$(176,773)

        Amounts recognized in the statement of financial position consist of:

	Pension Benefits		Other Postretirement Benefits
	Dec. 26, 2004	Dec. 28, 2003	Dec. 26, 2004	Dec. 28, 2003
Prepaid benefit costs	$950,766	$960,380	$—	$—
Accrued benefit costs	(78,002)	(77,123)	(172,297)	(176,773)
Accumulated other comprehensive income	11,973	9,157	—	—

Net amount recognized	$884,737	$892,414	$(172,297)	$(176,773)

        The accumulated benefit obligation, which excludes the impact of future compensation increases, for all defined benefit pension plans was $1.4 billion and $1.3 billion at Dec. 26, 2004 and Dec. 28, 2003, respectively.

        The components of net periodic benefit cost (credit) for Company-sponsored plans were as follows (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Service cost	$21,177	$18,270	$20,806	$1,752	$2,595	$4,172
Interest cost	80,474	78,620	80,430	10,323	11,867	14,187
Expected return on plans' assets	(131,118)	(137,932)	(157,534)	—	—	—
Recognized actuarial loss	44,533	24,308	3,936	—	—	1,139
Amortization of prior service costs	(1,834)	(1,858)	53	(1,314)	7	6
Amortization of transition asset	(5)	(848)	(1,695)	—	—	—
Special termination benefits(1)	1,440	—	2,236	—	—	—

Net periodic benefit cost (credit)	$14,667	$(19,440)	$(51,768)	$10,761	$14,469	$19,504

(1)
Costs relate to position eliminations.

	Pension Benefits			Other Postretirement Benefits
	2004	2003	2002	2004	2003	2002
Increase in minimum liability included in other comprehensive income, net of tax	$(1,700)	$(1,753)	$(1,559)	$—	$—	$—

Assumptions—Weighted average assumptions used each year in accounting for pension benefits and other postretirement benefits were:

	Pension Benefits		Other Postretirement Benefits
	2004	2003	2004	2003
Discount rate for expense	6.25%	6.75%	6.25%	6.75%
Discount rate for obligations	5.75%	6.25%	5.75%	6.25%
Increase in future salary levels for expense	3.75%	3.75%	—	—
Increase in future salary levels for obligations	3.50%	3.75%	—	—
Long-term rate of return on plans' assets	8.50%	8.50%	—	—

        The Company used a building block approach to determine its current 8.5% assumption of the long-term expected rate of return on pension plan assets. Based on historical market studies, the Company's long-term expected returns for equity and fixed income securities approximate 10% and 6%, respectively. The Company's current 2005 target asset allocation for pension plan assets is 75% in equity securities and 25% in fixed income securities and other.

        At Dec. 26, 2004 and Dec. 28, 2003, the Company's prepaid pension asset included an unrecognized net actuarial loss of $803 million and $774 million, respectively. A significant portion of this net actuarial loss resulted from the difference between the Company's expected returns on plan assets and the actual losses on plan assets in 2002 and 2001. Expected returns on plan assets were $158 million and $176 million in 2002 and 2001, respectively; actual losses were $161 million and $113 million, respectively. In accordance with FAS No. 87, "Employers' Accounting for Pensions," the actuarial loss will be recognized in the net periodic pension expense over the estimated average remaining service period of active employees expected to receive benefits. The Company's policy is to incorporate asset-related gains and losses into the asset value used to calculate the expected return on plan assets and into the calculation of amortization of unrecognized net actuarial loss over a four-year period. As a result of all these factors, the Company expects to incur a net pension expense of $41 million in 2005 as compared to $15 million in 2004.

Plan Assets—The Company's pension plans' asset allocations at Dec. 26, 2004 and Dec. 28, 2003 were as follows (in millions):

	Plan Assets
Asset Category
	Dec. 26, 2004		Dec. 28, 2003
Equity securities	$1,146	73.5%	$1,054	72.3%
Fixed income securities	332	21.3%	328	22.5%
Other	81	5.2%	76	5.2%

Total	$1,559	100%	$1,458	100%

Health Care Cost Trend Rates—For purposes of measuring 2004 postretirement health care costs, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2004. The rate was assumed to decrease gradually to 5.0% for 2008 and remain at that level thereafter. For purposes of measuring health care obligations at Dec. 26, 2004, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 5.0% for 2009 and remain at that level thereafter. On Dec. 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") was signed into law. The Act resulted in a $15 million reduction in the accumulated other postretirement obligations for prior service costs and a $1 million reduction in net periodic postretirement benefit costs.

        Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of the date of this report, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$655	$(567)
Benefit obligation	$9,684	$(8,512)

Cash Flows—The Company contributed $7 million related to certain of its union and non-qualified pension plans and $15 million to its other postretirement plans in 2004. The Company plans to contribute $6 million related to certain of its union and non-qualified pension plans and $17 million to its other postretirement plans in 2005.

Expected Future Benefit Payments—The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Postretirement Benefits
2005	$83,587	$16,968
2006	77,982	17,023
2007	79,721	16,789
2008	81,308	16,186
2009	83,163	15,638
2010-2014	454,209	73,971

NOTE 15: CAPITAL STOCK AND SHARE PURCHASE PLAN

        Under the Company's Restated Certificate of Incorporation, 12 million shares of preferred stock are authorized. Preferred stock is issuable in series under terms and conditions determined by the Company's Board of Directors.

Series B Preferred Stock—In 1989, the Company established a series of 1.6 million shares of Series B Convertible Preferred Stock and issued 1.59 million shares to the Company's ESOP. In December 2003, the Series B convertible preferred stock was converted into 15.4 million shares of common stock. Each share of the Series B preferred stock paid a cumulative dividend of 7.75% annually, had a liquidation value of $220 per share, was convertible into 16 shares of the Company's common stock and was voted with the common stock with an entitlement to 18.32 votes per preferred share.

Series C, D-1 and D-2 Convertible Preferred Stock—In connection with the June 12, 2000 merger with Times Mirror, outstanding shares of Times Mirror cumulative, non-voting preferred stock were converted into shares of Tribune preferred stock with similar terms. An additional 0.2 million shares of preferred stock, net of treasury stock, were issued due to the conversion. Series C convertible preferred stock is cumulative, non-voting preferred stock, which is entitled to annual dividends of 8%, based on liquidation value. Annual dividends for Series D-1 and D-2 were paid at the rate of 6.44%, 6.22% and 6.01% in 2004, 2003 and 2002, respectively, and will be paid at the rate of 6.67% in 2005 based on liquidation value. Dividends on Series D-1 and D-2 preferred stocks will increase ratably from 2005 until 2012 pursuant to a predetermined schedule. Series C, D-1 and D-2 convertible preferred stocks relate to Times Mirror recapitalization transactions whereby TMCT I and TMCT II (see Note 7) were formed. Series C, D-1 and D-2 preferred stocks are convertible into the Company's common stock in 2025 and thereafter. The conversion factor is calculated by dividing $500 plus accrued and unpaid dividends by the average closing prices of the Company's common stock for the 20 trading days immediately preceding the conversion date. The maximum number of shares of common stock into which Series D-2 convertible preferred stock can be converted is 7.5 million shares.

Common and Treasury Stock—At Feb. 18, 2005, there were 6,805 holders of record. During 2004, the Company repurchased and retired 15.5 million shares of its common stock in the open market for $732 million. During 2003, the Company repurchased 7.5 million shares of its common stock in the open market for $356 million. At Dec. 26, 2004, the Company had authorization to repurchase an additional $601 million of its common stock. At Dec. 26, 2004, 83.4 million treasury shares were held by TMCT I, TMCT II and other affiliates of the Company. During 2003, the Company retired 124.0 million treasury shares.

Treasury Common Stock Held by Tribune Stock Compensation Fund ("TSCF")—The TSCF purchased shares of the Company's common stock for the purpose of funding certain existing stock-based compensation plans. In 2003, as a part of the treasury stock repurchase authorization, the TSCF purchased approximately 0.5 million shares of the Company's common stock for $20 million. All shares acquired in 2003 by TSCF were utilized by December 2003. The TSCF was dissolved in the first quarter of 2005.

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

NOTE 16: INCENTIVE COMPENSATION AND STOCK PLANS

Defined Contribution Plans—The Company maintains various qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. The plans allow participants to invest their savings in various investments including the Company's common stock. The Company announced a new retirement and savings plan for many of its subsidiaries, which took effect in 2004. The Company enhanced its primary 401(k) plan to include a larger Company contribution. This new plan was designed to replace the Company's Employee Stock Ownership Plan that was fully allocated at the end of 2003. Company contributions to all of its defined contribution plans were $32 million in 2004 and $17 million in both 2003 and 2002. In 2005, the Company will contribute an additional $26 million to these plans related to the 2004 plan year.

Employee Stock Purchase Plan—This plan permits eligible employees to purchase the Company's common stock at 85% of market price. The Company incurred charges of $0.2 million in 2004, 2003 and 2002 related to the administration of this plan. During 2004, 2003 and 2002, 617,651, 568,718, and 607,376 shares, respectively, were sold to employees under this plan. A total of 16 million shares can be purchased under this plan. As of Dec. 26, 2004, a total of 3.8 million shares remained available for sale. The weighted average fair value of shares sold in 2004 was $45.53.

Employee Stock Ownership Plan ("ESOP")—In 1988, the Company established an ESOP as a long-term employee benefit plan. In connection therewith, the ESOP purchased, in 1988 and 1989, approximately 3.2 million common shares and 1.59 million Series B convertible preferred shares of the Company at an aggregate cost of $375 million. The ESOP provided for the awarding of shares of the Company's preferred and common stock on a noncontributory basis to eligible employees of the Company not covered by a collective bargaining agreement. At Dec. 28, 2003, all of the preferred and common stock had been allocated to employees, and the preferred stock had been converted into common shares.

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

        The Company recognized expense for this plan based upon cash contributions it made to the ESOP. The ESOP serviced its debt requirements with amounts received from preferred dividends and Company contributions. ESOP debt service activity is summarized as follows (in thousands):

	2003	2002
Debt Requirements:
Principal	$33,772	$32,483
Interest	2,837	5,565

Total	$36,609	$38,048

Debt Service:
Dividends	$16,683	$17,995
Company cash contributions	19,926	20,053

Total	$36,609	$38,048

1997 Incentive Compensation Plan—In 1997, the 1992 Long-Term Incentive Plan was replaced with the 1997 Incentive Compensation Plan. At Dec. 26, 2004, remaining options outstanding under the 1992 plan totaled 0.1 million shares, all of which were exercisable. The 1997 plan provides for the granting of awards to eligible employees in any one or combination of stock options, performance equity program awards and annual management incentive program bonuses. At Dec. 26, 2004, options outstanding under the 1997 plan totaled 35.9 million shares, of which 21.3 million shares were exercisable. At Dec. 26, 2004, a total of 32.7 million shares were available for award under the 1997 plan. The stock options assumed in the Times Mirror acquisition are fully vested and exercisable. At Dec. 26, 2004, the converted Times Mirror stock options outstanding and exercisable totaled 7.8 million shares.

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

        A summary of stock option activity and weighted average prices related to general options follows (shares in thousands):

	General Options(1)
	2004		2003		2002
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of year	34,117	$35.76	36,019	$33.25	34,196	$30.35
Granted	4,102	$51.95	6,675	$45.92	10,439	$39.61
Exercised	(4,667)	$33.33	(8,073)	$32.60	(7,695)	$28.61
Canceled/forfeited	(561)	$43.81	(504)	$41.36	(921)	$36.45

Outstanding, end of year	32,991	$37.92	34,117	$35.76	36,019	$33.25

Exercisable, end of year	20,610	$33.13	18,247	$29.91	17,563	$27.15

(1)
Includes options assumed in the Times Mirror acquisition.

        A summary of stock option activity and weighted average prices related to replacement options follows (shares in thousands):

	Replacement Options
	2004		2003		2002
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of year	10,420	$46.08	8,550	$44.46	7,739	$42.76
Granted	2,428	$51.16	3,190	$48.77	3,135	$44.99
Exercised	(1,274)	$41.48	(1,118)	$40.42	(1,993)	$38.42
Canceled/forfeited	(729)	$46.48	(202)	$51.61	(331)	$45.93

Outstanding, end of year	10,845	$47.79	10,420	$46.08	8,550	$44.46

Exercisable, end of year	8,587	$46.92	7,248	$44.90	5,506	$44.15

        The following table summarizes information about general options outstanding and general options exercisable at Dec. 26, 2004 (shares in thousands):

	General Options(1)
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$7.55-$24.35	7,738	4.0	$21.99	7,738	$21.99
$24.36-$39.93	4,786	5.2	$35.95	4,761	$35.95
$39.94-$40.50	9,706	6.4	$40.36	5,492	$40.33
$40.51-$52.50	10,761	7.5	$48.12	2,619	$46.10

(1)
Includes options assumed in the Times Mirror acquisition.

        The following table summarizes information about replacement options outstanding and replacement options exercisable at Dec. 26, 2004 (shares in thousands):

	Replacement Options
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$33.13-$42.61	949	2.9	$41.45	902	$41.43
$42.62-$48.70	5,120	3.3	$45.70	5,025	$45.70
$48.71-$60.88	4,776	4.6	$51.30	2,660	$51.09

NOTE 17: COMPREHENSIVE INCOME

        Comprehensive income reflects all changes in the net assets of the Company during the period from transactions and other events and circumstances, except those resulting from stock issuances and dividends. The Company's comprehensive income includes net income, the change in the minimum pension liability, unrealized gains and losses on marketable securities classified as available-for-sale, and foreign currency translation adjustments. The Company's comprehensive income was as follows (in thousands):

	2004	2003	2002
Net income	$555,536	$891,379	$442,992
Change in unrealized loss on newsprint swaps, net of taxes of $1,071	—	—	1,606
Change in minimum pension liability, net of taxes of $1,116, $1,111 and $989, respectively	(1,700)	(1,753)	(1,559)

Unrealized gain (loss) on marketable securities:
Unrealized holding gain (loss) arising during the period, net of taxes of $612, $6,791 and ($34,931), respectively	796	10,712	(54,498)
Add adjustment for loss on investment write-downs included in net income, net of taxes of ($114)	—	181	—
Less adjustment for (gain) loss on investment sales included in net income, net of taxes of ($64), $2,115 and $934, respectively	100	(3,336)	(1,474)

Change in net unrealized (gain) loss on securities, net of taxes	896	7,557	(55,972)

Change in foreign currency translation adjustments, net of taxes of $75 and $67, respectively	118	106	—

Other comprehensive income (loss)	(686)	5,910	(55,925)

Comprehensive income	$554,850	$897,289	$387,067

        Accumulated other comprehensive income is a separate component of shareholders' equity on the Company's balance sheet. A reconciliation of the components of accumulated other comprehensive income is as follows (in thousands):

	2004	2003	2002
Unrealized loss on newsprint swaps, net of tax:
Balance, beginning of year	$—	$—	$(1,606)
Current year change	—	—	1,606

Balance, end of year	—	—	—

Minimum pension liability, net of tax:
Balance, beginning of year	(5,604)	(3,851)	(2,292)
Current year change	(1,700)	(1,753)	(1,559)

Balance, end of year	(7,304)	(5,604)	(3,851)

Unrealized gain, net of tax, on marketable securities:
Balance, beginning of year	19,014	11,457	67,429
Current year change	896	7,557	(55,972)

Balance, end of year	19,910	19,014	11,457

Foreign currency translation adjustments, net of tax:
Balance, beginning of year	106	—	—
Current year change	118	106	—

Balance, end of year	224	106	—

Accumulated other comprehensive income	$12,830	$13,516	$7,606

NOTE 18: BUSINESS SEGMENTS

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

Publishing—Tribune Publishing operates 11 market-leading daily newspapers and related businesses, distributes entertainment listings and syndicated content, operates a 24-hour cable news channel, and manages the websites of Tribune's daily newspapers and television stations, along with other branded sites targeting specific communities of interest. The daily newspapers are the Los Angeles Times; Chicago Tribune; Newsday, serving Nassau and Suffolk counties on Long Island, New York and the borough of Queens, New York; South Florida Sun-Sentinel; Orlando Sentinel; The Baltimore Sun; The Hartford Courant; The Morning Call, serving Pennsylvania's Lehigh Valley; Daily Press, serving the Virginia Peninsula; and The Advocate and Greenwich Time, each serving Connecticut's Fairfield County.

Broadcasting and Entertainment—The Company's broadcasting operations consist of The WB Television Network affiliates in New York, Los Angeles, Chicago, Philadelphia, Boston, Dallas, Washington D.C., Atlanta, Houston, Seattle, Miami, Denver, St. Louis, Portland, Indianapolis, San Diego, Hartford, New Orleans, and Albany; FOX television affiliates in Seattle, Sacramento, Indianapolis, Hartford, Grand Rapids and Harrisburg; an ABC television affiliate in New Orleans; and

one radio station in Chicago. Entertainment operations include Tribune Entertainment, which develops and distributes first-run television programming for the Company's station group and for national syndication, and the Chicago Cubs baseball team.

        No single customer provides more than 10% of the Company's revenue. In determining operating profit for each segment, none of the following items have been added or deducted: interest income and expense, equity income and loss, non-operating items or income taxes. Assets represent those tangible and intangible assets used in the operations of each segment. Corporate assets include cash and the Company's investment portfolio.

(This page has been left blank intentionally.)

TRIBUNE COMPANY AND SUBSIDIARIES
BUSINESS SEGMENTS
(In thousands of dollars)

	2004	2003	2002
Operating Revenues
Publishing	$4,129,850	$4,036,920	$3,940,478
Broadcasting and entertainment	1,596,397	1,557,909	1,443,950

Total operating revenues	$5,726,247	$5,594,829	$5,384,428

Operating Profit (Loss) Before Restructuring Charges(1)
Publishing	$726,207	$885,306	$851,417
Broadcasting and entertainment	544,300	528,519	470,138
Corporate expenses	(52,218)	(53,351)	(45,770)

Total operating profit before restructuring charges	$1,218,289	$1,360,474	$1,275,785

Operating Profit (Loss) Including Restructuring Charges
Publishing	$726,207	$885,306	$826,494
Broadcasting and entertainment	544,300	528,519	469,051
Corporate expenses	(52,218)	(53,351)	(47,013)

Total operating profit including restructuring charges	$1,218,289	$1,360,474	$1,248,532

Depreciation
Publishing	$171,599	$169,194	$167,234
Broadcasting and entertainment	40,992	42,997	43,258
Corporate	1,635	2,059	2,387

Total depreciation	$214,226	$214,250	$212,879

Amortization of Intangible Assets
Publishing	$7,430	$7,089	$6,836
Broadcasting and entertainment	11,433	7,047	3,539

Total amortization of intangible assets	$18,863	$14,136	$10,375

Capital Expenditures
Publishing	$171,435	$134,551	$141,735
Broadcasting and entertainment	35,266	47,481	36,350
Corporate	10,647	11,503	8,652

Total capital expenditures	$217,348	$193,535	$186,737

Assets
Publishing	$8,218,516	$8,216,160	$8,223,750
Broadcasting and entertainment	4,444,988	4,452,605	4,163,348
Corporate	1,504,692	1,611,387	1,586,950

Total assets	$14,168,196	$14,280,152	$13,974,048

(1)
Operating profit for each segment excludes interest income and expense, equity income and loss, non-operating items and income taxes. Operating profit before restructuring charges is a key metric used by the Company's chief operating decision maker, as defined by FAS No. 131, "Disclosures about Segments of an Enterprise and Related Information," to make decisions about resources to be allocated to a segment and assess its performance.

TRIBUNE COMPANY AND SUBSIDIARIES
2004 QUARTERLY RESULTS (Unaudited)
(In thousands of dollars, except per share data)

	Quarters
					2004 Total
	First	Second	Third	Fourth
Operating Revenues
Publishing	$1,003,583	$1,045,864	$981,457	$1,098,946	$4,129,850
Broadcasting and entertainment	328,734	450,067	432,394	385,202	1,596,397

Total operating revenues	$1,332,317	$1,495,931	$1,413,851	$1,484,148	$5,726,247

Operating Profit
Publishing	$189,548	$171,051	$131,780	$233,828	$726,207
Broadcasting and entertainment	96,619	160,411	138,355	148,915	544,300
Corporate expenses	(12,892)	(12,705)	(12,481)	(14,140)	(52,218)

Total operating profit	273,275	318,757	257,654	368,603	1,218,289
Net income (loss) on equity investments	(4,373)	4,385	(1,586)	19,505	17,931
Interest expense, net	(45,401)	(35,224)	(34,860)	(34,580)	(150,065)
Gain (loss) on derivatives and related investments(1)	(45,501)	20,229	(20,839)	27,614	(18,497)
Loss on early debt retirement(2)	—	(140,506)	—	—	(140,506)
Gain (loss) on sales of subsidiaries and investments, net(3)	21,518	(2,644)	(238)	1,711	20,347
Gain (loss) on investment write-downs and other, net(4)	(2,596)	(4,480)	610	78	(6,388)

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	196,922	160,517	200,741	382,931	941,111
Income taxes	(76,241)	(64,131)	(79,085)	(148,330)	(367,787)

Income Before Cumulative Effect of Change in Accounting Principle	120,681	96,386	121,656	234,601	573,324
Cumulative effect of change in accounting principle, net of tax	—	—	—	(17,788)	(17,788)

Net Income	120,681	96,386	121,656	216,813	555,536
Preferred dividends, net of tax	(2,077)	(2,077)	(2,077)	(2,077)	(8,308)

Net Income Attributable to Common Shares	$118,604	$94,309	$119,579	$214,736	$547,228

Earnings (Loss) Per Share(5)
Basic:
Before cumulative effect of change in accounting principle, net	$.36	$.29	$.38	$.73	$1.75
Cumulative effect of change in accounting principle, net	—	—	—	(.05)	(.05)

Total	$.36	$.29	$.38	$.68	$1.70

Diluted:
Before cumulative effect of change in accounting principle, net	$.35	$.29	$.37	$.72	$1.72
Cumulative effect of change in accounting principle, net	—	—	—	(.05)	(.05)

Total	$.35	$.29	$.37	$.67	$1.67

Common Dividends Per Share	$.12	$.12	$.12	$.12	$.48
Common Stock Price (High-Low)	$53.00-48.89	$51.90-44.94	$45.85-39.20	$44.32-40.50

Notes to Quarterly Results:

(1)
In the aggregate, changes in the fair values of the Company's derivatives, net of changes in the fair values of the related investments, decreased full year 2004 pretax income by $18 million and diluted EPS by $.03 and increased full year 2003 pretax income by $84 million and diluted EPS by $.16. For 2004 by quarter, the effect on diluted EPS was as follows: decrease of $.09 in the first quarter, increase of $.04 in second quarter, decrease of $.04 in the third quarter and increase of $.06 in the fourth quarter. For 2003 by quarter, the effect on diluted EPS was as follows: decrease of $.07 in the first quarter, increase of $.10 in second quarter, increase of $.04 in the third quarter and increase of $.08 in the fourth quarter.

(2)
Loss on early debt retirement relates to the retirement of $620 million of debt in the second quarter of 2004 at a cash premium of $137 million, reducing full year 2004 pretax income by $141 million and diluted EPS by $.26.

(3)
During 2004 and 2003, the Company sold certain subsidiaries and investments. For 2004, the gain on sales of subsidiaries and investments related primarily to the sale of the Company's 50% interest in La Opinión. The sale of La Opinión resulted in a pretax gain of $18 million, increasing diluted EPS by $.03 in the first quarter of 2004. For 2003, the gain on sales of subsidiaries and investments resulted primarily from the divestiture of the assets of the Company's remaining Denver radio station, KKHK-FM, and the sale of the Company's investment in The Golf Channel. For 2003 by quarter, the effect on diluted EPS was an increase of $.09 in the first quarter, an increase of $.02 in the third quarter and an increase of $.16 in the fourth quarter.

TRIBUNE COMPANY AND SUBSIDIARIES
2003 QUARTERLY RESULTS (Unaudited)
(In thousands of dollars, except per share data)

	Quarters
					2003 Total
	First	Second	Third	Fourth
Operating Revenues
Publishing	$973,583	$1,013,635	$966,378	$1,083,324	$4,036,920
Broadcasting and entertainment	316,464	435,991	419,145	386,309	1,557,909

Total operating revenues	$1,290,047	$1,449,626	$1,385,523	$1,469,633	$5,594,829

Operating Profit
Publishing	$197,601	$234,652	$192,585	$260,468	$885,306
Broadcasting and entertainment	90,197	149,020	133,663	155,639	528,519
Corporate expenses	(11,389)	(14,153)	(12,085)	(15,724)	(53,351)

Total operating profit	276,409	369,519	314,163	400,383	1,360,474
Net income (loss) on equity investments	(9,014)	1,508	811	12,285	5,590
Interest expense, net	(48,872)	(48,745)	(47,582)	(46,876)	(192,075)
Gain (loss) on derivatives and related investments(1)	(36,895)	53,632	24,720	42,609	84,066
Gain on sales of subsidiaries and investments(3)	49,954	1,984	9,844	85,725	147,507
Loss on investment write-downs(4)	(228)	(3,609)	(4,412)	(1,515)	(9,764)
Gain on insurance recoveries(6)	—	—	—	22,291	22,291
Other non-operating gain (loss)	—	—	507	(3,360)	(2,853)

Income Before Income Taxes	231,354	374,289	298,051	511,542	1,415,236
Income taxes	(90,202)	(144,787)	(115,739)	(173,129)	(523,857)

Net Income	141,152	229,502	182,312	338,413	891,379
Preferred dividends, net of tax	(6,231)	(6,105)	(6,114)	(5,991)	(24,441)

Net Income Attributable to Common Shares	$134,921	$223,397	$176,198	$332,422	$866,938

Earnings Per Share(5)
Basic	$.44	$.72	$.56	$1.06	$2.78

Diluted	$.41	$.67	$.53	$1.00	$2.61

Common Dividends Per Share	$.11	$.11	$.11	$.11	$.44
Common Stock Price (High-Low)	$48.99-41.60	$50.24-44.67	$48.96-44.28	$50.55-45.55

Notes to Quarterly Results:

(4)
During 2004, the Company recorded write-downs to adjust several private investments to fair market value as well as other non-operating items. In the aggregate, these adjustments decreased full year pretax income by $6 million and diluted EPS by $.02 in 2004. For 2004 by quarter, the effect on diluted EPS was a decrease of $.01 in both the second and third quarters. During 2003, the Company recorded write-downs to adjust several private investments to fair market value. In the aggregate, these write-downs decreased full year pretax income by $10 million and diluted EPS by $.02 in 2003. For 2003 by quarter, the effect on diluted EPS was a decrease of $.01 in both the second and third quarters.

(5)
The total of the 2004 and 2003 quarters may not equal the respective full year amounts for earnings per share due to differences in the weighted average number of shares outstanding used in the computations for the respective periods. Per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding for each period. Diluted earnings per share is adjusted for the the dilutive effect of the Company's common stock equivalents. The calculation may change each quarter depending on whether the common stock equivalents are antidilutive for that period.

(6)
For 2003, the pretax gain on insurance recoveries of $22 million relates to the final settlement of business interuption and property damage insurance claims filed by WPIX-TV, New York, as a result of the events of Sept. 11, 2001. The effect on diluted EPS was an increase of $.04 in the fourth quarter of 2003.

TRIBUNE COMPANY AND SUBSIDIARIES
ELEVEN YEAR FINANCIAL SUMMARY
(In thousands of dollars, except per share data)

	2004	2003
Operating Revenues
Publishing	$4,129,850	$4,036,920
Broadcasting and entertainment	1,596,397	1,557,909

Total operating revenues	$5,726,247	$5,594,829

Operating Profit
Publishing	$726,207	$885,306
Broadcasting and entertainment	544,300	528,519
Corporate expenses	(52,218)	(53,351)
Restructuring charges(2)	—	—

Total operating profit	1,218,289	1,360,474

Net income (loss) on equity investments	17,931	5,590
Net interest expense	(150,065)	(192,075)
Non-operating items and minority interest expense	(145,044)	241,247

Income from Continuing Operations Before Income Taxes and Cumulative Effect of Changes in Accounting Principle	941,111	1,415,236
Income taxes	(367,787)	(523,857)

Income from Continuing Operations Before Cumulative Effect of Changes in Accounting Principle	573,324	891,379
Discontinued Operations of Education Segment, net of tax	—	—
Discontinued Operations of QUNO, net of tax	—	—
Cumulative effect of changes in accounting principles, net of tax(3)	(17,788)	—

Net Income(4)	$555,536	$891,379

Share Information
Basic earnings per share
Continuing operations before cumulative effect of changes in accounting principle	$1.75	$2.78
Discontinued operations	—	—
Cumulative effect of changes in accounting principle	(.05)	—

Net income	$1.70	$2.78

Diluted earnings per share
Continuing operations before cumulative effect of changes in accounting principle	$1.72	$2.61
Discontinued operations	—	—
Cumulative effect of changes in accounting principle	(.05)	—

Net income	$1.67	$2.61

Common dividends per share	$0.48	$0.44
Weighted average common shares outstanding (000's)	322,420	311,295
Financial Ratios
Operating profit margin	21.3%	24.3%
Debt to capital including PHONES(5)	22%	22%
Debt to capital excluding PHONES(5)	18%	18%
Financial Position and Other Data
Total assets	$14,168,196	$14,280,152
Long-term debt including PHONES	2,317,933	2,381,617
Long-term debt excluding PHONES	1,733,053	1,846,337
Shareholders' equity	6,836,844	7,028,124
Capital expenditures	217,348	193,535

(1)
The Company has adopted the provisions of FAS No. 142 at the beginning of fiscal year 2002. Refer to Note 1 in the Company's consolidated financial statements for further discussion.

(2)
During the second quarter of 2001, the Company announced a voluntary employee retirement program. The Company implemented this program as well as various other cost reduction initiatives throughout the remainder of 2001 and the first quarter of 2002. In the aggregate, the restructuring charges related to these programs decreased 2002 full year net income by $17 million and diluted EPS by $.05 and decreased 2001 full year net income by $93 million and diluted EPS by $.29.

(3)
The cumulative effect of adopting a new accounting pronouncement for the valuation of certain intangible assets decreased net income by $18 million in 2004. The cumulative effect of adopting a new accounting pronouncement for goodwill and other intangible assets decreased net income by $166 million in 2002. The cumulative effect of adopting a new accounting pronouncement for derivative instruments decreased net income by $3 million in 1999.

2002(1)	2001	2000	1999	1998	1997	1996	1995	1994

$3,940,478	$3,903,431	$3,485,277	$1,621,347	$1,536,684	$1,472,823	$1,371,770	$1,350,204	$1,270,436
1,443,950	1,349,935	1,465,553	1,302,058	1,153,006	1,057,529	876,750	828,806	764,197

$5,384,428	$5,253,366	$4,950,830	$2,923,405	$2,689,690	$2,530,352	$2,248,520	$2,179,010	$2,034,633

$851,417	$510,604	$648,326	$394,312	$377,137	$354,585	$291,257	$272,093	$291,323
470,138	333,265	449,057	378,036	317,355	285,896	203,531	171,618	138,213
(45,770)	(41,640)	(64,372)	(39,506)	(35,435)	(34,426)	(30,935)	(29,899)	(26,001)
(27,253)	(151,892)	—	—	—	—	—	—	—

1,248,532	650,337	1,033,011	732,842	659,057	606,055	463,853	413,812	403,535

(40,875)	(60,813)	(79,374)	(40,083)	(33,980)	(34,696)	(13,281)	(13,209)	(9,739)
(204,491)	(245,668)	(207,584)	(65,595)	(82,339)	(60,159)	(15,663)	(7,349)	(4,778)
(63,211)	(74,905)	(165,301)	1,756,779	119,119	111,824	—	7,772	—

939,955	268,951	580,752	2,383,943	661,857	623,024	434,909	401,026	389,018
(331,376)	(157,815)	(270,351)	(933,981)	(272,660)	(250,265)	(175,071)	(162,347)	(157,510)

608,579	111,136	310,401	1,449,962	389,197	372,759	259,838	238,679	231,508
—	—	(86,015)	21,807	25,075	20,866	22,912	6,779	1,641
—	—	—	—	—	—	89,317	32,707	8,898
(165,587)	—	—	(3,060)	—	—	—	—	—

$442,992	$111,136	$224,386	$1,468,709	$414,272	$393,625	$372,067	$278,165	$242,047

$1.93	$0.28	$1.06	$6.03	$1.53	$1.44	$0.98	$0.85	$0.79
—	—	(.32)	.09	.10	.09	.46	.15	.04
(.55)	—	—	(.01)	—	—	—	—	—

$1.38	$0.28	$0.74	$6.11	$1.63	$1.53	$1.44	$1.00	$0.83

$1.80	$0.28	$0.99	$5.49	$1.41	$1.33	$0.91	$0.78	$0.73
—	—	(.29)	.08	.09	.07	.41	.14	.04
(.50)	—	—	(.01)	—	—	—	—	—

$1.30	$0.28	$0.70	$5.56	$1.50	$1.40	$1.32	$0.92	$0.77

$0.44	$0.44	$0.40	$0.36	$0.34	$0.32	$0.30	$0.28	$0.26
301,932	298,295	271,951	237,367	242,428	245,758	245,684	259,160	268,852

23.2%	12.4%	20.9%	25.1%	24.5%	24.0%	20.6%	19.0%	19.8%
29%	35%	34%	37%	35%	41%	37%	33%	23%
26%	31%	30%	23%	35%	41%	37%	33%	23%

$13,974,048	$14,380,587	$14,668,712	$8,740,047	$5,824,037	$4,665,821	$3,629,151	$3,270,386	$2,770,466
3,260,795	3,699,165	4,020,936	2,694,073	1,615,955	1,520,646	979,754	757,433	411,153
2,737,355	3,015,165	3,320,936	1,365,593	1,615,955	1,520,646	979,754	757,433	411,153
6,119,235	5,642,341	5,877,347	3,458,617	2,356,617	1,826,004	1,539,506	1,379,909	1,332,980
186,737	266,355	302,471	125,578	128,800	98,319	87,171	112,980	86,721

(4)
Includes after-tax non-operating items as follows: loss on changes in fair values of derivatives and related investments of $11 million, loss on early debt retirement of $87 million, gain on sales of subsidiaries and investments of $12 million, and a loss on investment write-downs and other of $4 million, totaling a loss of $90 million, or $.28 per diluted share, in 2004; gain on changes in fair values of derivatives and related investments of $52 million, gain on sales of subsidiaries and investments of $90 million, loss on investment write-downs of $6 million, gain on insurance recoveries of $14 million, an other non-operating loss of $2 million and a favorable income tax settlement adjustment of $25 million, totaling a gain of $173 million, or $.52 per diluted share, in 2003; loss on changes in fair values of derivatives and related investments of $98 million, gain on sales of subsidiaries and investments of $65 million, loss on investment write-downs of $11 million, other non-operating gain of $6 million and a favorable income tax settlement adjustment of $29 million, totaling a loss of $9 million, or $.02 per diluted share, in 2002; loss on changes in fair values of derivatives and related investments of $4 million, gain on sales of investments of $46 million, gain on sale of other investments of $1 million and loss on investment write-downs of $89 million, totaling a loss of $46 million, or $.14 per diluted share, in 2001; loss on changes in fair values of derivatives and related investments of $61 million, gain on sales of investments of $35 million, and loss on investment write-downs of $65 million, totaling a loss of $91 million, or $.31 per diluted share, in 2000; gain on changes in fair values of derivatives and related investments of $131 million, gain on reclassification of investments of $666 million, and gain on sales of subsidiary and investments of $270 million, totaling a gain of $1 billion, or $4.08 per diluted share, in 1999; gain on sales of subsidiary and investments, net of write-downs, totaling $64 million, or $.24 per diluted share, in 1998; gain on sales of investments, net of write-downs, totaling $69 million, or $.26 per diluted share, in 1997; equity income related to Qwest Broadcasting of $6 million, or $.02 per diluted share, in 1996; and gain on sale of investment and subsidiary totaling $5 million, or $.01 per diluted share, in 1995.

(5)
Capital comprises total debt, non-current deferred taxes and shareholders' equity.

TRIBUNE COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded Upon Acquisitions	Deductions	Balance at End of Period
Valuation accounts deducted from assets to which they apply:
Year ended Dec. 26, 2004
Accounts receivable allowances:
Bad debts	$34,024	$60,072	$—	$58,259	$35,837
Rebates, volume discounts and other	15,444	33,338	—	35,112	13,670

Total	$49,468	$93,410	$—	$93,371	$49,507

Year ended Dec. 28, 2003
Accounts receivable allowances:
Bad debts	$51,173	$51,241	$87	$68,477	$34,024
Rebates, volume discounts and other	16,195	37,646	—	38,397	15,444

Total	$67,368	$88,887	$87	$106,874	$49,468

Year ended Dec. 29, 2002
Accounts receivable allowances:
Bad debts	$58,664	$47,899	$142	$55,532	$51,173
Rebates, volume discounts and other	22,548	35,500	—	41,853	16,195

Total	$81,212	$83,399	$142	$97,385	$67,368

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

        Not applicable.

ITEM 9A. CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

        Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of Dec. 26, 2004. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company's disclosure controls and procedures are effective.

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, the Company's management concluded that internal control over financial reporting was effective as of Dec. 26, 2004. Management's assessment of the effectiveness of internal control over financial reporting as of Dec. 26, 2004 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report included in Item 8.

        The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of the inherent limitations of any internal control system over financial reporting, there is only reasonable assurance that the Company's control over financial reporting will succeed in preventing or detecting misstatements under all potential future conditions.

Changes in Internal Control Over Financial Reporting

        There has been no change in the Company's internal control over financial reporting that occurred during the Company's fiscal quarter ended Dec. 26, 2004 that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information contained under the heading "Executive Officers of the Company" in Item 1 hereof, and the information contained under the headings "Corporate Governance—Overview," "Corporate Governance—Communicating with the Board of Directors" and "Board of Directors" in the definitive Proxy Statement for the Company's May 18, 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

        The information contained under the headings "Board of Directors—Director Compensation" and "Executive Compensation" in the definitive Proxy Statement for the Company's May 18, 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information contained under the headings "Stock Ownership—Management Ownership," and "Stock Ownership—Principal Shareholders" in the definitive Proxy Statement for the Company's May 18, 2005 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information Table

        The following table provides information as of Dec. 26, 2004 regarding the number of shares of Tribune common stock that may be issued under Tribune's equity compensation plans.

	(a)		(b)		(c)
Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	36,490,824	(2)	$44.32	(3)	36,603,478	(4)
Equity compensation plans not approved by security holders	—		—		—

Total	36,490,824	(2)	$44.32	(3)	36,603,478	(4)

(1)
The table does not include information regarding the following equity compensation plans:
401(k) Plans: As of Dec. 26, 2004, there were an aggregate of 22,066,436 shares of Tribune common stock outstanding and held in the Tribune Company 401(k) Savings Plan, the Times Mirror Savings Plus Plan and the other 401(k) plans available to Tribune employees.
Times Mirror Plans: As of Dec. 26, 2004, there were an aggregate of 7,822,843 shares of Tribune stock issuable upon exercise of stock options granted under equity compensation plans assumed in connection with the merger of The Times Mirror Company into Tribune on June 12, 2000. The weighted-average exercise price of these shares is $22.16. No grants have been made under these plans since the time of the merger and none will be issued in the future.

(2)
Consists of 36,012,772 outstanding stock options issued under Tribune equity compensation plans, 384,143 outstanding stock equivalents under the Tribune bonus deferral plan (the "Bonus Deferral Plan") and 93,909 shares held in deferral accounts under the Tribune Company 1996 Nonemployee Director Stock Compensation Plan (the "Director Plan"). The Bonus Deferral Plan permits the deferral of cash or stock awards made under the Tribune Company 1997 Incentive Compensation Plan (the "Incentive Plan") into either an interest bearing or stock equivalent account. Deferrals in the stock equivalent account are valued as if each deferral were invested in Tribune common stock as of the deferral date, and are paid out only in shares of Tribune common stock, on a one-for-one basis. Shares issued under this plan are attributed to the Incentive Plan and reduce the number of shares available for issuance under that plan. The Director Plan permits directors to defer stock awards into deferral accounts. The deferred awards and shares acquired upon reinvestment of dividends are distributed to the director after termination of his or her Board service. The stock equivalents in deferral accounts under both the Bonus Deferral Plan and the Director Plan do not have voting rights, but are credited with dividend equivalents.

(3)
Measured only with respect to the 36,012,772 stock options included in this table. Stock equivalents in deferral accounts do not have exercise prices.

(4)
Consists of 32,836,726 shares of Tribune common stock available for issuance under Tribune Company equity compensation plans and 3,766,752 shares available for issuance under the Tribune Company Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, Tribune employees may purchase Tribune common stock through payroll deductions. On the third Wednesday of each month, shares of common stock are purchased for the accounts of participants at a per share price equal to 85% of the fair market value of Tribune common stock on that date. Participants may withdraw from the plan at any time prior to the purchase date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained under the headings "Board of Directors—Compensation Committee Interlocks and Insider Participation," "Board of Directors—Certain Relationships and Related Transactions" and "Stock Ownership—Related Transactions" in the definitive Proxy Statement for the Company's May 18, 2005 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information contained under the headings "Board of Directors—Board, Board Committees and Meetings—Audit Committee," "Audit Committee—Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Accountants" and "Audit Committee—Fees Paid to Independent Accountants" in the definitive Proxy Statement for the Company's May 18, 2005 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)&(2)	Financial Statements and Financial Statement Schedule filed as part of this report
See Index to Financial Statements and Financial Statement Schedule on page 54 hereof.
(a)(3)	Index to Exhibits filed as part of this report
See Exhibit Index on pages 111 to 114 hereof.
(b)	Exhibits
See Exhibit Index on pages 111 to 114 hereof.
(c)	Financial Statement Schedule
See Index to Financial Statements and Financial Statement Schedule on page 54 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on March 4, 2005.

TRIBUNE COMPANY (Registrant)
/s/ DENNIS J. FITZSIMONS Dennis J. FitzSimons Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 4, 2005.

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
4.1a *
Amendment No. 1, dated as of June 12, 2000, to the Rights Agreement between Tribune Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit 4.1 to Current Report on Form 8-K dated June 12, 2000)
4.2 *
Indenture, dated as of March 1, 1992, between Tribune Company and Citibank, N.A. (successor to Bank of New York, Bank of Montreal Trust Company and Continental Bank, N.A.), as Trustee (Exhibit 4.1 to Registration Statement on Form S-3, Registration No. 333-02831)
4.3 *	Indenture, dated as of January 1, 1997, between Tribune Company and Citibank, N.A. (successor to Bank of New York), as Trustee (Exhibit 4 to Current Report on Form 8-K dated January 14, 1997)
4.4 *
Indenture, dated as of April 1, 1999, between Tribune Company and Citibank, N.A. (successor to Bank of New York and Bank of Montreal Trust Company), as Trustee for the PHONES securities (Exhibit 4 to Current Report on Form 8-K dated April 5, 1999)
4.5 *
Indenture, dated January 30, 1995, between Tribune Company (successor to The Times Mirror Company) and Citibank, N.A. (successor to The Bank of New York, Wells Fargo Bank, N.A. and First Interstate Bank of California), as Trustee for the 7 1/4% Debentures due 2013 and 7 1/2% Debentures due 2023 (Exhibit 4.1 to The Times Mirror Company's Annual Report on Form 10-K for 1995)
4.5a *
First Supplemental Indenture, dated as of June 12, 2000, among Tribune Company, The Times Mirror Company and The Bank of New York, as Trustee (Exhibit 4.13 to Current Report on Form 8-K dated June 12, 2000)

4.6 *
Indenture, dated March 19, 1996, between Tribune Company (successor to The Times Mirror Company) and Citibank, N.A., as Trustee for the 6.61% Debentures due 2027 and the 7 1/4% Debentures due 2096 (Exhibit 4.1 to The Times Mirror Company's Current Report on Form 8-K dated March 19, 1996)
4.6a *
First Supplemental Indenture, dated as of October 19, 1999, between The Times Mirror Company and Citibank, N.A., as Trustee (Exhibit 4.3 to The Times Mirror Company's Current Report on Form 8-K dated October 19, 1999)
4.6b *
Second Supplemental Indenture, dated as of June 12, 2000, among Tribune Company, The Times Mirror Company and Citibank, N.A., as Trustee (Exhibit 4.12 to Current Report on Form 8-K dated June 12, 2000)
4.7
Agreement of Resignation, Appointment and Assumption, dated as of September 4, 2002, among Tribune Company, The Bank of New York and Citibank, N.A., appointing Citibank, N.A. as Trustee under the Indentures dated March 1, 1992, January 30, 1995, January 1, 1997 and April 1, 1999.
4.8 *	Form of Exchangeable Subordinated Debenture due 2029 relating to the PHONES securities (Exhibit 4 to Current Report on Form 8-K dated April 13, 1999)
4.9 *	Specimen Note for 7 1/4% Debenture due 2013 (Exhibit 4.2 to The Times Mirror Company's Annual Report on Form 10-K for 1995)
4.10 *	Specimen Note for 7 1/2% Debenture due 2023 (Exhibit 4.3 to The Times Mirror Company's Annual Report on Form 10-K for 1995)
4.11 *
Officers' Certificate, dated November 13, 1996, establishing the terms of the 7 1/4% Debentures due 2096 and attaching the specimen Form of Debenture (Exhibit 4.2 to The Times Mirror Company's Current Report on Form 8-K dated November 13, 1996)
4.12 *
Officers' Certificate, dated September 9, 1997, establishing the terms of the 6.61% Debentures due 2027, and the specimen Form of Debenture (Exhibit 4.2 to The Times Mirror Company's Current Report on Form 8-K dated September 9, 1997)
10.1 o*	Tribune Company Supplemental Retirement Plan, as amended and restated January 1, 1989 (Exhibit 10.6 to Annual Report on Form 10-K for 1988)
10.1a o*	First Amendment to Tribune Company Supplemental Retirement Plan, effective January 1, 1994 (Exhibit 10.4b to Annual Report on Form 10-K for 1993)
10.1b o*	Second Amendment to Tribune Company Supplemental Retirement Plan, effective October 24, 2000 (Exhibit 10.2b to Annual Report on Form 10-K for 2000)
10.2 o*	Tribune Company Directors' Deferred Compensation Plan, as amended and restated effective February 11, 2003 (Exhibit 10.2 to Annual Report on Form 10-K for 2002)
10.3 o*	The Times Mirror Company Deferred Compensation Plan for Non-Employee Directors (Exhibit 10.7 to The Times Mirror Company's Annual Report on Form 10-K for 1994)
10.4 o*	Tribune Company Bonus Deferral Plan, as amended and restated through February 11, 2003 (Exhibit 10.3 to Annual Report on Form 10-K for 2002)
10.5 o*	Tribune Company 1992 Long-Term Incentive Plan, effective as of April 29, 1992, as amended April 19, 1994 (Exhibit 10.11 to Annual Report on Form 10-K for 1994)
10.5a o*	First Amendment to Tribune Company 1992 Long-Term Incentive Plan, effective October 24, 2000 (Exhibit 10.6a to Annual Report on Form 10-K for 2000)

10.6 o*	Tribune Company Executive Financial Counseling Plan, effective October 19, 1988, as amended January 1, 1994 (Exhibit 10.13 to Annual Report on Form 10-K for 1993)
10.7 o*	Tribune Company Amended and Restated Transitional Compensation Plan for Executive Employees, effective as of December 4, 2001 (Exhibit 10.8 to Annual Report on Form 10-K for 2001)
10.8 o	Tribune Company Supplemental Defined Contribution Plan, as amended and effective as of January 1, 2004
10.9 o*	Tribune Company Employee Stock Purchase Plan, as amended and restated July 27, 1999 (Exhibit 10.10 to Annual Report on Form 10-K for 1999)
10.9a o*	First Amendment to Tribune Company Employee Stock Purchase Plan, as amended and restated July 27, 1999 (Exhibit 10.10a to Quarterly Report on Form 10-Q for the quarter ended September 24, 2000)
10.9b o*	Second Amendment to Tribune Company Employee Stock Purchase Plan, effective as of May 7, 2002 (Exhibit 10.8 to Annual Report on Form 10-K for 2002)
10.10 o*	Tribune Company 1995 Nonemployee Director Stock Option Plan, as amended and restated effective December 9, 2003 (Exhibit 10.9 to Annual Report on Form 10-K for 2003)
10.11 o*	Tribune Company 1996 Nonemployee Director Stock Compensation Plan, as amended and restated effective December 9, 2003 (Exhibit 10.10 to Annual Report on Form 10-K for 2003)
10.12 o*	Tribune Company Incentive Compensation Plan, as amended and restated effective May 12, 2004 (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 27, 2004)
10.12a o*	Form of Notice of Grant and Stock Option Term Sheet (Exhibit 10.1 to Current Report on Form 8-K dated February 11, 2005)
10.13 o*	The Times Mirror Company 1997 Directors Stock Option Plan (Exhibit 10.15 to The Times Mirror Company's Annual Report on Form 10-K for 1996)
10.14 *	Limited Liability Company Agreement of TMCT, LLC, dated August 8, 1997 (Exhibit 10.1 to The Times Mirror Company's Current Report on Form 8-K dated August 8, 1997)
10.15 *	Lease Agreement between TMCT, LLC and Times Mirror, dated August 8, 1997 (Exhibit 10.4 to The Times Mirror Company's Current Report on Form 8-K dated August 8, 1997)
10.16 *	Amended and Restated Limited Liability Company Agreement of TMCT II, LLC, dated September 3, 1999 (Exhibit 10.1 to The Times Mirror Company's Current Report on Form 8-K dated September 3, 1999)
10.16a *	First Amendment to Amended and Restated Limited Liability Agreement of TMCT II, LLC, dated as of August 14, 2000 (Exhibit 10.17a to Annual Report on Form 10-K for 2000)
10.16b *	Second Amendment to Amended and Restated Limited Liability Agreement of TMCT II, LLC, dated as of August 1, 2002 (Exhibit 10.14 to Annual Report on Form 10-K for 2002)
14 *	Code of Ethics for CEO and Senior Financial Officers (Exhibit 14 to Annual Report on Form 10-K for 2003)

21	Table of Subsidiaries of Tribune Company
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14 Certification of Chief Executive Officer
31.2	Rule 13a-14 Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
99
Form 11-K financial statements for the KPLR, Inc. 401(k) Plan, the Times Mirror Savings Plus Plan, the Tribune Broadcasting Retirement Plan, the Tribune Company Defined Contribution Retirement Plan and the Tribune Company Savings Incentive Plan (to be filed by amendment)

QuickLinks

INDEX TO TRIBUNE COMPANY 2004 FORM 10-K
PART I
  ITEM 1. BUSINESS.
  ITEM 2. PROPERTIES.
  ITEM 3. LEGAL PROCEEDINGS.
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.
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
  ITEM 11. EXECUTIVE COMPENSATION.
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.
SIGNATURES
TRIBUNE COMPANY EXHIBIT INDEX