Form 10-Q
period 2005-03-27
TRIBUNE CO
filed 2005-04-29
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 27, 2005

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

        At April 22, 2005, there were 317,047,927 shares outstanding of the Company’s Common Stock ($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the Company.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)

	First Quarter Ended
	March 27, 2005	March 28, 2004
Operating Revenues	$ 1,315,744	$ 1,332,317

Operating Expenses
Cost of sales (exclusive of items shown below)	659,160	642,308
Selling, general and administrative	346,634	358,124
Depreciation	53,097	54,308
Amortization of intangible assets	4,796	4,302

Total operating expenses	1,063,687	1,059,042

Operating Profit	252,057	273,275

Net income (loss) on equity investments	471	(4,373)
Interest income	1,082	1,276
Interest expense	(35,091)	(46,677)
Loss on change in fair values of derivatives
and related investments	(2,252)	(45,501)
Gain on sales of investments	1,108	21,518
Loss on investment write-downs and other	(2,699)	(2,596)

Income Before Income Taxes	214,676	196,922
Income taxes (Note 6)	(71,829)	(76,241)

Net Income	142,847	120,681
Preferred dividends	(2,090)	(2,077)

Net Income Attributable to Common Shares	$ 140,757	$ 118,604

Earnings Per Share (Note 2):

Basic	$ .44	$ .36

Diluted	$ .44	$ .35

Dividends per common share	$ .18	$ .12

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	March 27, 2005	Dec. 26, 2004
Assets

Current Assets
Cash and cash equivalents	$ 122,713	$ 124,411
Accounts receivable, net	725,010	850,214
Inventories	50,449	49,796
Broadcast rights, net	253,931	260,527
Deferred income taxes	88,125	116,438
Prepaid expenses and other	67,103	51,058

Total current assets	1,307,331	1,452,444

Properties
Property, plant and equipment	3,629,235	3,594,821
Accumulated depreciation	(1,853,657)	(1,812,453)

Net properties	1,775,578	1,782,368

Other Assets
Broadcast rights, net	321,569	391,249
Goodwill	5,466,861	5,467,818
Other intangible assets, net	3,121,474	3,126,240
Time Warner stock related to PHONES debt	283,360	306,240
Other investments	603,722	589,258
Prepaid pension costs	876,085	884,737
Other	152,264	167,842

Total other assets	10,825,335	10,933,384

Total assets	$ 13,908,244	$ 14,168,196

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	March 27, 2005	Dec. 26, 2004
Liabilities and Shareholders’ Equity

Current Liabilities
Long-term debt due within one year	$ 16,700	$ 271,767
Contracts payable for broadcast rights	310,250	319,425
Deferred income	184,732	96,841
Accounts payable, accrued expenses and other current liabilities	573,204	682,427

Total current liabilities	1,084,886	1,370,460

Long-Term Debt
PHONES debt related to Time Warner stock	566,960	584,880
Other long-term debt (less portions due within one year)	1,777,462	1,733,053

Other Non-Current Liabilities
Deferred income taxes	2,278,866	2,278,423
Contracts payable for broadcast rights	467,054	538,101
Compensation and other obligations	799,172	826,435

Total other non-current liabilities	3,545,092	3,642,959

Shareholders' Equity
Series C convertible preferred stock, net of treasury stock	44,260	44,260
Series D-1 convertible preferred stock, net of treasury stock	38,097	38,097
Series D-2 convertible preferred stock, net of treasury stock	24,510	24,510
Common stock and additional paid-in capital	6,938,728	6,918,505
Retained earnings	2,890,494	2,810,542
Treasury common stock (at cost)	(3,011,900)	(3,011,900)
Accumulated other comprehensive income	9,655	12,830

Total shareholders' equity	6,933,844	6,836,844

Total liabilities and shareholders' equity	$ 13,908,244	$ 14,168,196

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	First Quarter Ended
	March 27, 2005	March 28, 2004
Operations
Net income	$ 142,847	$ 120,681
Adjustments to reconcile net income to net cash provided
by operations:
Loss on change in fair values of derivatives and related investments	2,252	45,501
Gain on sales of investments	(1,108)	(21,518)
Loss on investment write-downs and other	2,699	2,596
Depreciation	53,097	54,308
Amortization of intangible assets	4,796	4,302
Deferred income taxes	30,777	7,083
Decrease in accounts receivable	125,204	134,803
Tax benefit on stock options exercised	1,296	23,717
Other, net	(32,304)	(29,602)

Net cash provided by operations	329,556	341,871

Investments
Capital expenditures	(37,027)	(48,210)
Acquisitions and investments	(25,930)	(3,420)
Proceeds from sale of investment	–	20,000

Net cash used for investments	(62,957)	(31,630)

Financing
Repayments of commercial paper, net of issuances	(215,592)	–
Repayments of long-term debt	(5,313)	(34,979)
Sales of common stock to employees, net	15,993	45,616
Purchases of Tribune common stock	(4,177)	(78,521)
Dividends	(59,208)	(41,692)

Net cash used for financing	(268,297)	(109,576)

Net increase (decrease) in cash and cash equivalents	(1,698)	200,665

Cash and cash equivalents, beginning of year	124,411	247,603

Cash and cash equivalents, end of quarter	$ 122,713	$ 448,268

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of March 27, 2005 and the results of their operations and cash flows for the quarters ended March 27, 2005 and March 28, 2004. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2005 presentation. These reclassifications had no impact on reported 2004 total revenues, operating profit or net income.

NOTE 2:   EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) were as follows (in thousands, except per share data):

	First Quarter Ended
	March 27, 2005	March 28, 2004
Basic EPS:
Net income	$ 142,847	$ 120,681
Preferred dividends	(2,090)	(2,077)

Net income attributable to common shares	$ 140,757	$ 118,604
Weighted average common shares outstanding	317,307	329,303

Basic EPS	$ .44	$ .36

Diluted EPS:
Net income	$ 142,847	$ 120,681
Dividends on Series C, D-1, and D-2 preferred stock	(2,090)	(2,077)

Net income attributable to common shares	$ 140,757	$ 118,604

Weighted average common shares outstanding	317,307	329,303
Assumed exercise of stock options, net of common shares assumed
repurchased with the proceeds	3,059	6,791

Adjusted weighted average common shares outstanding	320,366	336,094

Diluted EPS	$ .44	$ .35

Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. In the first quarter diluted EPS calculations for both 2005 and 2004, weighted average common shares outstanding were adjusted for the dilutive effect of stock options. The Company’s stock options and convertible securities are included in the calculation of diluted EPS only when their effects are dilutive. In the 2005 and 2004 first quarter calculations of diluted EPS, 2.6 million and 2.1 million shares, respectively, of the Company’s Series C, D-1 and D-2 convertible preferred stocks, and 21.2 million and 2.2 million shares, respectively, of the Company’s outstanding options were not reflected because their effects were antidilutive.

NOTE 3:   NEWSDAY AND HOY, NEW YORK CHARGE

On Feb. 11, 2004, a purported class action lawsuit was filed in New York Federal Court by certain advertisers of Newsday and Hoy, New York, alleging that they were overcharged for advertising as a result of inflated circulation numbers at these two publications. The purported class action also alleges that entities that paid a Newsday subsidiary to deliver advertising flyers were overcharged. On July 21, 2004, another lawsuit was filed in New York Federal

Court by certain advertisers of Newsday alleging damages resulting from inflated Newsday circulation numbers as well as federal and state antitrust violations. On Oct. 8, 2004, a third lawsuit was filed in New York State Court by a former Newsday advertiser alleging damages resulting from inflated Newsday circulation numbers. The Oct. 8, 2004 lawsuit has been settled, and the Company intends to vigorously defend the other two suits.

On June 17, 2004, the Company publicly disclosed that it would reduce its reported circulation for both Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003 and the six-month period ending March 31, 2004. The circulation adjustments were the result of a review of reported circulation at Newsday and Hoy, New York, conducted by the Company’s internal audit staff and the Audit Bureau of Circulations (“ABC”). Subsequent to the June 17th disclosure, the Company continued its internal review and found additional misstatements for these time periods, as well as misstatements that impacted the 12-month period ending Sept. 30, 2002. On Sept. 10, 2004, the Company announced additional revisions to the circulation figures for Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003 and the six-month period ending March 31, 2004. In November 2004, ABC released its audit reports for Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003. In March 2005, ABC released its audit reports for Newsday for the six-month periods ending March 31, 2004 and Sept. 30, 2004. Audited circulation figures for these periods were within the ranges previously disclosed. ABC’s circulation audits at Hoy, New York, for the six-month periods ending March 31, 2004 and Sept. 30, 2004 and at Newsday and Hoy, New York, for the six-month period ending March 31, 2005 are ongoing.

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

A summary of the activity with respect to the Newsday and Hoy, New York, advertiser settlement accrual is as follows (in millions):

Accrual balance at Dec. 28, 2003	$ –
Provision	90
Payments	(41)

Accrual balance at Dec. 26, 2004	49
Payments	(10)

Accrual balance at March 27, 2005	$ 39

The Securities and Exchange Commission, the United States Attorney for the Eastern District of New York and the Nassau County District Attorney are conducting inquiries into the circulation practices at Newsday and Hoy, New York. The Company is cooperating fully with these inquiries. At the date of this report, the Company cannot predict with certainty the outcome of these inquiries.

ABC’s annual circulation audits at the Company’s other newspapers are ongoing. In addition, during the third quarter of 2004, the Company’s internal auditors began reviews of the circulation practices at all of the Company’s other print publications. The internal audit reviews have been completed for all of the Company’s paid daily newspapers. The reviews for Chicago magazine and other non-paid and weekly newspapers are expected to be completed during the first half of 2005. To date, the Company’s internal reviews have found that circulation practices at the Company’s other daily newspapers are sound and that no material adjustments are required to be made to previously reported circulation numbers.

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

	First Quarter Ended
	March 27, 2005	March 28, 2004
Net income, as reported	$ 142,847	$ 120,681
Less: Total stock-based employee
compensation expense, net of tax:
General awards	(11,050)	(12,915)
Replacement options	(1,032)	(5,075)
Employee Stock Purchase Plan ("ESPP")	(908)	(971)

Total compensation expense, net of tax	(12,990)	(18,961)

Pro forma net income	129,857	101,720
Preferred dividends	(2,090)	(2,077)

Pro forma net income attributable
to common shares	$ 127,767	$ 99,643

Weighted average common shares outstanding	317,307	329,303

Basic EPS, as reported	$ .44	$ .36
Basic EPS, pro forma	$ .40	$ .30

Adjusted weighted average
common shares outstanding	320,366	336,094

Diluted EPS, as reported	$ .44	$ .35
Diluted EPS, pro forma	$ .40	$ .30

In determining the pro forma compensation cost under the fair value method of FAS No. 123, using the Black-Scholes option pricing model, the following weighted average assumptions were used for general awards and replacement options:

	First Quarter Ended
	March 27, 2005		March 28, 2004
	General Awards	Replacement Options	General Awards	Replacement Options
Risk-free interest rate	3.7%	3.3%	3.2%	1.7%
Expected dividend yield	1.8%	1.8%	1.0%	1.0%
Expected stock price volatility	28.1%	22.8%	31.1%	25.7%
Expected life (in years)	5	3	5	2

Weighted average fair value	$ 10.51	$ 6.96	$ 15.48	$ 7.59

New Accounting Standards — In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123R, “Share-Based Payment.” FAS No. 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations. Under FAS No. 123R, compensation cost is measured at the grant date based on the estimated fair value of the award and is required to be recognized as compensation expense over the vesting period. The Company is required to adopt FAS No. 123R in the first quarter of 2006. The Company is in the process of analyzing the impact of the adoption of FAS No. 123R.

NOTE 5:  PENSION AND POSTRETIREMENT BENEFITS

The components of net periodic benefit cost for Company-sponsored plans were as follows (in thousands):

	Pension Benefits First Quarter Ended		Other Postretirement Benefits First Quarter Ended
	March 27, 2005	March 28, 2004	March 27, 2005	March 28, 2004
Service cost	$ 6,271	$ 5,237	$ 436	$ 467
Interest cost	20,634	20,032	2,492	2,927
Expected return on plans' assets	(31,778)	(32,796)	–	–
Recognized actuarial loss	15,526	11,096	–	34
Amortization of prior service costs	(358)	(459)	(363)	(139)
Amortization of transition asset	(1)	(1)	–	–

Net periodic benefit cost	$ 10,294	$ 3,109	$ 2,565	$ 3,289

For the year ended Dec. 25, 2005, the Company plans to contribute $6 million to certain of its union and non-qualified pension plans and $17 million to its other postretirement plans. As of March 27, 2005, $1.5 million of contributions have been made to its union and non-qualified pension plans and $3.8 million of contributions have been made to its other postretirement plans.

NOTE 6:   NON-OPERATING ITEMS

The first quarters of 2005 and 2004 included several non-operating items, summarized as follows (in thousands):

	First Quarter Ended March 27, 2005		First Quarter Ended March 28, 2004
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on change in fair values
of derivatives and related investments	$(2,252)	$ (1,374)	$(45,501)	$(27,755)
Gain on sales of investments	1,108	676	21,518	13,126
Loss on investment write-downs
and other	(2,699)	(1,646)	(2,596)	(1,584)
Income tax settlement adjustments	–	11,829	–	–

Total non-operating items	$(3,843)	$ 9,485	$(26,579)	$(16,213)

In the first quarter of 2005, changes in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. The $2 million non-cash pretax loss resulted from a $23 million decrease in the fair value of 16 million shares of Time Warner common stock partially offset by a $21 million decrease in the fair value of the derivative component of the Company’s PHONES. In the first quarter of 2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain federal income tax issues.

In the first quarter of 2004, changes in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. The $46 million non-cash pretax loss resulted from a

$29 million increase in the fair value of the derivative component of the Company’s PHONES and a $17 million decrease in the fair value of 16 million shares of Time Warner common stock. In the first quarter of 2004, the gain on sales of investments related primarily to the sale of the Company’s 50% interest in La Opinión for $20 million, resulting in a pretax gain of $18 million.

NOTE 7:  INVENTORIES

Inventories consisted of the following (in thousands):

	March 27, 2005	Dec. 26, 2004
Newsprint (at LIFO)	$38,486	$38,373
Supplies and other	11,963	11,423

Total inventories	$50,449	$49,796

Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $6 million at March 27, 2005 and Dec. 26, 2004.

NOTE 8: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets at March 27, 2005 and Dec. 26, 2004 consisted of the following (in thousands):

	March 27, 2005			Dec. 26, 2004
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to
amortization
Subscribers (useful life of 15
to 20 years)	$195,750	$(56,082)	$ 139,668	$195,750	$(53,539)	$ 142,211
Network affiliation agreements
(useful life of 40 years)	290,320	(10,887)	279,433	290,320	(9,073)	281,247
Other (useful life of 3 to 40 years)	23,307	(5,404)	17,903	23,277	(4,965)	18,312

Total	$509,377	$(72,373)	437,004	$509,347	$(67,577)	441,770

Goodwill and other intangible assets not
subject to amortization
Goodwill
Publishing			3,919,763			3,920,720
Broadcasting and entertainment			1,547,098			1,547,098

Total goodwill			5,466,861			5,467,818
Newspaper mastheads			1,575,814			1,575,814
FCC licenses			1,100,724			1,100,724
Tradename			7,932			7,932

Total			8,151,331			8,152,288

Total goodwill and other intangible
assets			$8,588,335			$8,594,058

NOTE 9:   LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 27, 2005	Dec. 26, 2004

Commercial paper, weighted average interest rate of 2.8% and 2.4%	$ 557,614	$ 773,206
Medium-term notes, weighted average interest rate of 6.2%,
due 2005-2008	733,285	733,285
Capitalized real estate obligation, effective interest rate of
7.7%, expiring 2009	71,040	74,462
7.25% debentures due 2013, net of unamortized discount of $2,733
and $2,818	79,350	79,265
7.5% debentures due 2023, net of unamortized discount of $4,380
and $4,438	94,370	94,312
6.61% debentures due 2027, net of unamortized discount of $2,383
and $2,409	82,577	82,551
7.25% debentures due 2096, net of unamortized discount of $18,445
and $18,492	129,555	129,508
Interest rate swap	26,450	31,102
Other notes and obligations	19,921	7,129

Total debt excluding PHONES	1,794,162	2,004,820
Less portions due within one year	(16,700)	(271,767)

Long-term debt excluding PHONES	1,777,462	1,733,053
2% PHONES debt related to Time Warner stock, due 2029	566,960	584,880

Total long-term debt	$ 2,344,422	$ 2,317,933

Medium-Term Notes – Notes issued under these programs generally have maturities from one to six years and may not be redeemed by the Company prior to maturity.

Interest Rate Swap – The Company is currently a party to one interest rate swap agreement. This swap agreement relates to the $100 million 7.5% debentures due in 2023 and effectively converts the fixed 7.5% rate to a variable rate based on LIBOR.

Current Portion of Long-Term Debt – The current portion of long-term debt includes $17 million of capitalized real estate and other obligations due within one year.

Exchangeable Subordinated Debentures due 2029 (“PHONES”) – In 1999, the Company issued 8 million PHONES for an aggregate principal amount of approximately $1.3 billion. The principal amount was equal to the value of 16 million shares of Time Warner common stock at the closing price of $78.50 per share on April 7, 1999. Interest on the debentures is paid quarterly at an annual rate of 2%. The Company also records non-cash interest expense on the discounted debt component of the PHONES. The Company may redeem the PHONES at any time for the higher of $157 per PHONES or the then market value of two shares of Time Warner common stock, subject to certain adjustments. At any time, holders of the PHONES may exchange a PHONES for an amount of cash equal to 95% (or 100% under certain circumstances) of the market value of two shares of Time Warner common stock. At March 27, 2005, the market value per PHONES was $89.50, and the market value of two shares of Time Warner common stock was $35.42.

Under the provisions of FAS No. 133, the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. The fair value of the derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $716 million and $728 million at March 27, 2005 and Dec. 26, 2004, respectively.

The discounted debt component and derivative component of the PHONES were as follows (in thousands):

	March 27, 2005	Dec. 26, 2004
PHONES Debt:
Discounted debt component (at book value)	$445,200	$442,480
Derivative component (at fair value)	121,760	142,400

Total	$566,960	$584,880

Time Warner stock related to PHONES (at fair value)	$283,360	$306,240

If the PHONES are exchanged in the next year, the Company intends to refinance the PHONES, and has the ability to do so, on a long-term basis, through its existing revolving credit agreements. Accordingly, the PHONES have been classified as long-term.

Revolving Credit Agreements – In the first quarter of 2005, the Company entered into revolving credit agreements providing for additional borrowings of up to $200 million, increasing the aggregate amount to $1.2 billion, expiring in December 2008. The agreements contain various interest rate options and provide for annual fees based on a percentage of the commitment. The agreements contain covenants which require the Company to maintain a minimum interest coverage ratio. No amounts were borrowed under the agreements at March 27, 2005, and the Company was in compliance with the covenants. In addition to the PHONES, the Company intends to refinance the $558 million of commercial paper and $221 million of medium-term notes, which are scheduled to mature by March 27, 2006, and has the ability to do so on a long-term basis through its existing revolving credit agreements. Accordingly, these notes and commercial paper have been classified as long-term.

NOTE 10:   COMPREHENSIVE INCOME

Comprehensive income reflects all changes in the net assets of the Company during the period from transactions and other events and circumstances, except those resulting from any stock issuances, stock repurchases and dividends. The Company’s comprehensive income includes net income, the change in the minimum pension liability, unrealized gains and losses on marketable securities classified as available-for-sale, and foreign currency translation adjustments.

The Company’s comprehensive income was as follows (in thousands):

	First Quarter Ended
	March 27, 2005	March 28, 2004
Net income	$ 142,847	$ 120,681
Unrealized holding loss on marketable securities classified
as available-for-sale:
Unrealized holding loss arising during the
period, before tax	(5,182)	(4,517)
Income taxes	2,021	1,698

Change in net unrealized loss on marketable securities
classified as available-for-sale	(3,161)	(2,819)

Change in foreign currency translation adjustments, net of tax	(14)	(38)

Other comprehensive loss	(3,175)	(2,857)

Comprehensive income	$ 139,672	$ 117,824

NOTE 11:  OTHER DEVELOPMENTS

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

During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service (“IRS”) has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of March 27, 2005, the interest on the proposed taxes would be approximately $349 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. In December 2004, the Company presented its position in U.S. Tax Court. The Company does not expect to receive the Court’s decision before the fourth quarter of 2005.

A tax reserve of $180 million, plus $69 million of interest, relating to these transactions is included in “compensation and other obligations” on the condensed consolidated balance sheets. Times Mirror established the $180 million tax reserve in 1998 when it entered into the transactions based on its assessment, along with its tax advisors, of the amount needed to resolve a dispute with the IRS. The Company evaluates the adequacy of this reserve on a periodic basis. The Company has maintained this initial reserve as no new information has become available which would warrant a change in that reserve.

The resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. In the first quarter of 2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain federal income tax issues.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as subsequently amended, was effective for the Company as of Dec. 29, 2003. FIN 46 provides a new accounting model for determining when to consolidate investments that are less than wholly owned. The Company holds significant variable interests, as defined by FIN 46, in CareerBuilder, LLC, Classified Ventures, LLC, CrossMedia Services, Inc. and Topix, LLC, but the Company has determined that it is not the primary beneficiary of these entities. The Company’s maximum loss exposure related to these entities is limited to its equity investments in CareerBuilder, LLC, Classified Ventures, LLC, CrossMedia Services, Inc. and Topix, LLC, which were $76 million, $8 million, $25 million and $16 million, respectively, at March 27, 2005. The adoption of FIN 46 had no impact on the Company.

NOTE 12:  SEGMENT INFORMATION

Financial data for each of the Company’s business segments was as follows (in thousands):

	First Quarter Ended
	March 27, 2005	March 28, 2004
Operating revenues:
Publishing	$ 1,005,512	$ 1,003,583
Broadcasting and entertainment	310,232	328,734

Total operating revenues	$ 1,315,744	$ 1,332,317

Operating profit: (1)
Publishing	$ 198,539	$ 189,548
Broadcasting and entertainment	66,966	96,619
Corporate expenses	(13,448)	(12,892)

Total operating profit	$ 252,057	$ 273,275

	March 27, 2005	Dec. 26, 2004
Assets:
Publishing	$ 8,112,995	$ 8,218,516
Broadcasting and entertainment	4,339,008	4,444,988
Corporate	1,456,241	1,504,692

Total assets	$13,908,244	$14,168,196

(1)     Operating profit for each segment excludes interest income and expense, equity income and losses, non-operating items and income taxes.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                 RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the first quarter of 2005 to the first quarter of 2004. Certain prior year amounts have been reclassified to conform with the 2005 presentation. These reclassifications had no impact on reported 2004 total revenues, operating profit or net income.

FORWARD-LOOKING STATEMENTS

The discussion contained in this Item 2 (including, in particular, the discussion under “Liquidity and Capital Resources” and “2005 Financial Assumptions”), the information contained in the preceding notes to the unaudited condensed consolidated financial statements and the information contained in Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” contain certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: changes in advertising demand, circulation levels, audience shares, newsprint prices, cost of broadcast rights, interest rates, competition and other economic conditions; regulatory and judicial rulings; changes in accounting standards; adverse results from litigation, governmental investigations or tax-related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments, divestitures, derivative transactions and litigation on the Company’s results of operations and financial condition; and the Company’s reliance on third-party vendors for various services. Information relating to the estimated cost of settlement with Newsday and Hoy, New York, advertisers is based on facts available as of the date of this report. The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend” and similar expressions generally identify forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNIFICANT EVENTS

In February 2005, the Company’s Chicago Cubs subsidiary traded Sammy Sosa to the Baltimore Orioles. As a result of this trade, the Company recorded $13.5 million of additional compensation expense in the first quarter of 2005.

NON-OPERATING ITEMS

The first quarters of 2005 and 2004 included several non-operating items, summarized as follows (in millions, except per share data):

	First Quarter Ended March 27, 2005			First Quarter Ended March 28, 2004
	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Loss on change in fair values
of derivatives and related investments	$ (2.2)	$ (1.4)	$ –	$ (45.5)	$ (27.7)	$ (.09)
Gain on sales of investments	1.1	0.7	–	21.5	13.1	.04
Loss on investment write-downs and other	(2.7)	(1.6)	–	(2.6)	(1.6)	–
Income tax settlement adjustments	–	11.8	.03	–	–	–

Total non-operating items	$ (3.8)	$ 9.5	$ .03	$ (26.6)	$ (16.2)	$ (.05)

In the first quarter of 2005, changes in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. The $2 million non-cash pretax loss resulted from a $23 million decrease in the fair value of 16 million shares of Time Warner common stock partially offset by a $21 million decrease in the fair value of the derivative component of the Company’s PHONES. In the first quarter of

2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain federal income tax issues.

In the first quarter of 2004, changes in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. The $46 million non-cash pretax loss resulted from a $29 million increase in the fair value of the derivative component of the Company’s PHONES and a $17 million decrease in the fair value of 16 million shares of Time Warner common stock. In the first quarter of 2004, the gain on sales of investments related primarily to the sale of the Company’s 50% interest in La Opinión for $20 million, resulting in a pretax gain of $18 million.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2005 and 2004 first quarters reflect these seasonal patterns.

CONSOLIDATED

The Company’s consolidated operating results for the first quarters of 2005 and 2004 are shown in the table below.

	First Quarter
(In millions, except per share data)	2005	2004	Change

Operating revenues	$ 1,316	$ 1,332	-	1%

Operating profit (1)	$ 252	$ 273	-	8%

Net income (loss) on equity investments	$ 1	$ (4)		*

Net income	$ 143	$ 121	+	18%

Diluted earnings per share	$ .44	$ .35	+	26%

(1)     Operating profit excludes interest income and expense, equity income and losses, non-operating items and income taxes.

* Not meaningful

Earnings Per Share (“EPS”) – Diluted EPS for the 2005 first quarter was $.44, up from $.35 in 2004. The 2005 first quarter results included a net non-operating gain of $.03 per diluted share, while the 2004 first quarter results included a net non-operating loss of $.05 per diluted share.

Operating Revenues and Profit – The Company’s consolidated operating revenues, depreciation and amortization expense and operating profit by business segment for the first quarter were as follows:

	First Quarter
(In millions)	2005	2004	Change
Operating revenues
Publishing	$ 1,006	$ 1,003		–
Broadcasting and entertainment	310	329	-	6%

Total operating revenues	$ 1,316	$ 1,332	-	1%

Depreciation and amortization expense
Publishing	$ 44	$ 45	-	1%
Broadcasting and entertainment	13	13	-	2%
Corporate	1	1	-	5%

Total depreciation and amortization expense	$ 58	$ 59	-	1%

Operating profit (loss) (1)
Publishing	$ 199	$ 189	+	5%
Broadcasting and entertainment	67	97	-	31%
Corporate expenses	(14)	(13)	+	4%

Total operating profit	$ 252	$ 273	-	8%

(1)     Operating profit for each segment excludes interest income and expense, equity income and losses, non-operating items and income taxes.

Consolidated operating revenues for the 2005 first quarter fell 1% to $1.32 billion primarily due to lower broadcasting and entertainment television revenues.

Consolidated operating profit decreased 8%, or $21 million, in the first quarter of 2005. Publishing operating profit increased 5%, or $10 million, mainly as a result of lower operating expenses. Publishing operating expenses declined 1% primarily due to lower compensation and circulation distribution expenses, partially offset by increased newsprint and ink expense. Broadcasting and entertainment operating profit was down 31%, or $30 million, in the first quarter of 2005, primarily as a result of lower television advertising revenues and a rise in radio/entertainment operating expenses due to $13.5 million of additional compensation expense recorded by the Chicago Cubs related to the Sammy Sosa trade.

Operating Expenses – Consolidated operating expenses for the first quarter were as follows:

	First Quarter
(In millions)	2005	2004	Change

Cost of sales	$ 659	$ 642	+	3%
Selling, general and administrative	347	358	-	3%
Depreciation and amortization	58	59	-	1%

Total operating expenses	$1,064	$1,059		–

Cost of sales increased 3%, or $17 million, in the 2005 first quarter. Compensation expense rose 5%, or $12 million, due primarily to the Sammy Sosa trade, partially offset by the impact of position eliminations in the publishing group in the second half of 2004. Newsprint and ink expense was up 2%, or $2 million, as a 12% increase in average newsprint costs was largely offset by a 9% drop in consumption.

Selling, general and administrative (“SG&A”) expenses were down 3%, or $11 million, in the 2005 first quarter. Compensation expense decreased 1%, or $3 million, due primarily to the impact of position eliminations in the publishing group in the second half of 2004, partially offset by higher retirement and medical plan expenses.

Other SG&A expenses fell 6%, or $5 million, as a result of lower sales commissions and cost reduction initiatives.

Depreciation and amortization of intangible assets decreased 1% in the first quarter of 2005.

PUBLISHING

Operating Revenues and Profit – The following table presents publishing operating revenues, operating expenses and operating profit for the first quarter. References in this discussion to individual daily newspapers include their related businesses.

	First Quarter
(In millions)	2005	2004	Change

Operating revenues	$1,006	$1,003		–

Operating expenses	807	814	-	1%

Operating profit (1)	$ 199	$ 189	+	5%

(1)     Operating profit excludes interest income and expense, equity income and losses, non-operating items and income taxes.

Publishing operating revenues for the 2005 first quarter were flat compared with last year’s first quarter. Increases in Chicago, South Florida and Orlando were largely offset by a decline at Newsday in the first quarter of 2005. Newsday implemented lower ad rates in September 2004 as a result of the significant reduction in reported circulation.

Operating profit for the 2005 first quarter rose 5%, or $10 million, mainly as a result of lower operating expenses. Operating expenses declined 1% primarily due to compensation and circulation distribution expense declines, partially offset by increased newsprint and ink expense.

Publishing operating revenues, by classification, for the first quarter were as follows:

	First Quarter
(In millions)	2005	2004	Change

Advertising
Retail	$ 302	$ 295	+	2%
National	206	207	-	1%
Classified	280	272	+	3%

Total advertising	788	774	+	2%
Circulation	152	166	-	9%
Other	66	63	+	5%

Total revenues	$1,006	$1,003		–

Total advertising revenues rose 2% in the 2005 first quarter. Retail advertising was up 2%, or $7 million, due to increases in the auto supply, food and drug, hardware/home improvement and health care categories, partially offset by a decline in education and apparel/fashion. Preprint revenues, which are the primary contributor to retail advertising growth, increased 8%, led by a 14% increase in Los Angeles. Preprint revenue in South Florida and Chicago was up 10% and 9%, respectively. National advertising revenue for the first quarter of 2005 decreased 1%, or $1 million, primarily due to decreases in the transportation, technology, resorts and movie categories, partially offset by increases in financial and auto. Classified advertising revenues rose 3%, or $8 million, in the 2005 first quarter primarily due to increases in help wanted and real estate, partially offset by lower auto revenues. First quarter 2005 interactive revenues, which are included in the above categories, increased 39% to $40 million, primarily due to strength in classified advertising.

Advertising volume for the first quarter was as follows:

	First Quarter
(Inches in thousands)	2005	2004	Change

Full run
Retail	1,405	1,399		–
National	998	1,063	-	6%
Classified	2,325	2,568	-	9%

Total full run	4,728	5,030	-	6%
Part run	5,041	4,967	+	1%

Total inches	9,769	9,997	-	2%

Preprint pieces (in millions)	3,602	3,269	+	10%

Full run advertising inches decreased 6% in the first quarter of 2005 due to decreases in the national and classified advertising categories. Full run retail advertising inches were flat compared with the 2004 first quarter as decreases in Chicago and Baltimore were offset by increases in Los Angeles, South Florida, Orlando and the Los Angeles edition of Hoy, which was launched in March 2004. Full run national advertising inches were down 6% primarily due to decreases in Los Angeles and Baltimore, partially offset by an increase in South Florida. Full run classified advertising inches decreased 9% in the 2005 first quarter due primarily to decreases in South Florida, Baltimore, Newport News, Hoy, New York, and Hoy, Chicago. Part run advertising inches increased 1% in the 2005 first quarter due to increases in Chicago and South Florida, partially offset by a decline in Los Angeles. Preprint advertising pieces rose 10% in the first quarter primarily due to increases in Chicago and Los Angeles.

Circulation revenues were down 9% due to volume declines across all newspapers, as well as selectively higher discounting. The largest revenue declines were at Los Angeles and Newsday.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues increased 5%, or $3 million, in the 2005 first quarter.

Operating Expenses – Operating expenses for the first quarter were as follows:

	First Quarter
(In millions)	2005	2004	Change

Compensation	$346	$351	-	2%
Newsprint and ink	118	116	+	2%
Circulation distribution	113	116	-	2%
Promotion	24	25	-	4%
Depreciation and amortization	44	45	-	1%
Other	162	161		–

Total operating expenses	$807	$814	-	1%

Publishing operating expenses decreased 1%, or $7 million, in the 2005 first quarter primarily due to lower compensation and circulation distribution expense, partially offset by a rise in newsprint and ink expense. Compensation expense decreased 2%, or $5 million, primarily due to the impact of position eliminations in the second half of 2004, partially offset by higher retirement plan expense. Circulation distribution expense declined 2%, or $3 million, due to lower payments to outside contractors primarily as a result of circulation volume declines. Newsprint and ink expense was up 2%, or $2 million, due to a 12% increase in average newsprint costs, partially offset by a 9% drop in consumption.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit – The following table presents broadcasting and entertainment operating revenues, operating expenses and operating profit for the first quarter. Entertainment includes Tribune Entertainment and the Chicago Cubs.

	First Quarter
(In millions)	2005	2004	Change

Operating revenues
Television	$ 290	$ 307	-	5%
Radio/entertainment	20	22	-	10%

Total operating revenues	$ 310	$ 329	-	6%

Operating expenses
Television	$ 203	$ 204	-	1%
Radio/entertainment	40	28	+	45%

Total operating expenses	$ 243	$ 232	+	5%

Operating profit (loss) (1)
Television	$ 87	$ 103	-	15%
Radio/entertainment	(20)	(6)		*

Total operating profit	$ 67	$ 97	-	31%

(1)     Operating profit excludes interest income and expense, equity income and losses, non-operating items and income taxes.

* Not meaningful

Broadcasting and entertainment operating revenues decreased 6%, or $19 million, in the 2005 first quarter primarily due to lower television revenues. Television revenues were down 5%, or $17 million, in the first quarter due to lower advertising revenues, which were primarily driven by weakness in the automotive, movie and telecom categories. In addition, television revenues in New York, Los Angeles, Chicago and Boston were impacted by lower audience ratings due in part to the use of Nielsen’s Local People Meters (“LPMs”) in these markets. Compared to Nielsen’s previous measurement methodology, LPMs have tended to reduce the overall share of broadcast television in relation to cable television and, within the broadcast television universe, disadvantage stations like Tribune’s that target younger audiences.

Operating profit for broadcasting and entertainment was down 31%, or $30 million, in the 2005 first quarter. Television operating profit decreased 15%, or $16 million, in the 2005 first quarter due to the 5% decrease in operating revenues. The radio/entertainment loss was higher in the 2005 first quarter primarily due to a rise in operating expenses. Operating expenses for radio/entertainment increased 45%, or $12 million, due to $13.5 million of additional compensation expense recorded by the Chicago Cubs related to the Sammy Sosa trade.

Operating Expenses – Operating expenses for the first quarter were as follows:

	First Quarter
(In millions)	2005	2004	Change

Compensation	$ 90	$ 76	+	19%
Programming	100	100	+	1%
Depreciation and amortization	13	13	-	2%
Other	40	43	-	8%

Total operating expenses	$243	$232	+	5%

Broadcasting and entertainment operating expenses increased 5%, or $11 million, in the first quarter of 2005 due to higher compensation expense, partially offset by a decrease in other cash expenses. Compensation expense increased 19%, or $14 million, in the 2005 first quarter primarily due to the impact of the Sosa trade. Other cash expenses decreased 8%, or $3 million, as a result of lower sales commissions and cost reduction initiatives.

CORPORATE EXPENSES

Corporate expenses for the 2005 first quarter increased 4% to $13.4 million from $12.9 million in the first quarter of 2004. The increase was primarily due to higher retirement plan expense.

EQUITY RESULTS

Net income on equity investments totaled $0.5 million in the 2005 first quarter, compared with a loss of $4 million in 2004. The increase is primarily due to improvements at Comcast SportsNet Chicago, The WB Network and TV Food Network.

INTEREST AND INCOME TAXES

Interest expense for the 2005 first quarter decreased 25% to $35 million from $47 million last year, primarily due to the retirement of higher interest rate debt, which was replaced with commercial paper in the second quarter of 2004. Debt, excluding the PHONES, was $1.8 billion at the end of the 2005 first quarter compared with $2.0 billion at the end of the first quarter of 2004. Interest income decreased 15% to $1.1 million in the first quarter of 2005 from $1.3 million in 2004.

The effective tax rate in the 2005 first quarter was 33.5%, compared with a rate of 38.7% in the 2004 first quarter. In the first quarter of 2005, the Company reduced its income tax expense and liabilities by $12 million as a result of favorably resolving certain federal income tax issues.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by operations in the first quarter was $330 million in 2005, down from $342 million in 2004. The decrease was mainly due to lower operating profit and a lower tax benefit on stock option exercises. The Company expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and proceeds from the issuance of stock related to stock option exercises.

Net cash used for investments totaled $63 million in the first quarter of 2005 compared with $32 million in the first quarter of 2004. The Company spent $37 million for capital expenditures and $26 million in cash for acquisitions and investments in the first quarter of 2005.

Net cash used for financing activities in the first quarter of 2005 was $268 million and included repayments of commercial paper and long-term debt, repurchases of common stock and the payment of dividends, partially offset by proceeds from sales of stock to employees. The Company repaid $221 million of commercial paper and long-term debt during the first quarter of 2005. The Company repurchased and retired 0.1 million shares of its common stock in the open market for $4 million in the first quarter of 2005. Under a 2000 stock repurchase authorization, the Company may buy back an additional $597 million of its common stock. Dividends paid on common and preferred shares totaled $59 million in the first quarter of 2005. Quarterly dividends on the Company’s common stock increased from $.12 in 2004 to $.18 per share in 2005.

The Company has revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.2 billion. As of March 27, 2005, no amounts were borrowed under these credit agreements.

The Company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. As of March 27, 2005, the Company had $558 million of commercial paper outstanding. The Company’s commercial paper is rated “A-1,” “P-2,” “F-1” and “R-1L” by Standard & Poor’s, Moody’s Investors Services (“Moody’s”), Fitch Ratings (“Fitch”) and Dominion Bond Rating Service (“Dominion”), respectively. The Company’s senior unsecured long-term debt is rated “A” by Standard & Poor’s, “A3” by Moody’s, “A” by Fitch and “A” by Dominion.

During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service (“IRS”) has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of March 27, 2005, the interest on the proposed taxes would be approximately $349 million. The Company intends to vigorously defend its position and filed a petition in U.S. Tax Court on Nov. 8, 2002 to contest the IRS position. In December 2004, the Company presented its position in U.S. Tax Court. The Company does not expect to receive the Court’s decision before the fourth quarter of 2005.

A tax reserve of $180 million, plus $69 million of interest, relating to these transactions is included in “compensation and other obligations” on the condensed consolidated balance sheets. Times Mirror established the $180 million tax reserve in 1998 when it entered into the transactions based on its assessment, along with its tax advisors, of the amount needed to resolve a dispute with the IRS. The Company evaluates the adequacy of this reserve on a periodic basis. The Company has maintained this initial reserve as no new information has become available which would warrant a change in that reserve.

The resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. In the first quarter of 2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain federal income tax issues.

Off-Balance Sheet Arrangements – Off-balance sheet arrangements as defined by the Securities and Exchange Commission include the following four categories: obligations under certain guarantees or contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interests. The Company has not entered into any material arrangements that would fall under any of these four categories, which would be reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity or capital expenditures.

2005 FINANCIAL ASSUMPTIONS

Consolidated revenues will continue to be impacted by many factors, including changes in national and local economic conditions, job creation, circulation levels and audience shares. As a result of this limited visibility, the Company is currently not providing revenue guidance for 2005; investors are encouraged to review the Company’s monthly revenue releases for current trends.

Consolidated operating expenses are expected to decline in 2005 due to the absence of the $90 million advertising settlement charge and the $41 million of position elimination costs recorded in 2004. Other consolidated operating expenses are expected to be up about 2% for 2005 due to higher expenses for retirement and medical plans and newsprint, along with a slight increase in broadcast rights expense. Net equity income is projected to be somewhat higher than 2004. Interest expense is expected to be somewhat below 2004 due to the full year impact of the debt refinancing in the second quarter of 2004. The effective income tax rate for 2005 is expected to be approximately 38%. Capital expenditures are projected to increase slightly over 2004. The Company is required to adopt FAS No. 123R, which requires the expensing of stock options, in the first quarter of 2006.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following represents an update of the Company’s market-sensitive financial information. This information contains forward-looking statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 26, 2004.

EQUITY PRICE RISK

Available-For-Sale Securities – The Company has common stock investments in several publicly traded companies that are subject to market price volatility. Except for 16 million shares of Time Warner common stock (see discussion below), these investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in the accumulated other comprehensive income component of shareholders’ equity.

The following analysis presents the hypothetical change at March 27, 2005 in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price. As of March 27, 2005, the Company’s common stock investments in publicly traded companies consisted entirely of 3.1 million shares of Time Warner common stock unrelated to PHONES (see discussion below in “Derivatives and Related Trading Securities”).

	Valuation of Investment Assuming Indicated Decrease in Stock's Price			March 27, 2005	Valuation of Investment Assuming Indicated Increase in Stock's Price
(In thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Common stock
investments in
public companies	$38,268	$43,735	$49,202	$54,669 (1)	$60,136	$65,603	$71,070

(1)	Excludes 16 million shares of Time Warner common stock. See discussion below in “Derivatives and Related Trading Securities.”

During the last 12 quarters preceding March 27, 2005, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in five of the quarters, by 20% or more in two of the quarters and by 30% or more in two of the quarters.

Derivatives and Related Trading Securities – The Company has issued 8 million PHONES indexed to the value of its investment in 16 million shares of Time Warner common stock (see Note 9 to the Company’s consolidated financial statements in the 2004 Annual Report on Form 10-K). Beginning in the second quarter of 1999, this investment in Time Warner is classified as a trading security, and changes in its fair value, net of the changes in the fair value of the related derivative component of the PHONES, are recorded in the statement of income.

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or $157 per PHONES. At March 27, 2005, the PHONES carrying value was approximately $567 million. Since the issuance of the PHONES in April 1999, changes in the fair value of the derivative component of the PHONES have partially offset changes in the fair value of the related Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related Time Warner shares.

The following analysis presents the hypothetical change in the fair value of the Company’s 16 million shares of Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investment Assuming Indicated Decrease in Stock's Price			March 27, 2005	Valuation of Investment Assuming Indicated Increase in Stock's Price
(In thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Time Warner common stock	$198,352	$226,688	$255,024	$283,360	$311,696	$340,032	$368,368

During the last 12 quarters preceding March 27, 2005, market price movements have caused the fair value of the Company’s 16 million shares of Time Warner common stock to change by 10% or more in five of the quarters, by 20% or more in two of the quarters and by 30% or more in two of the quarters.

ITEM 4.   CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 27, 2005. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 27, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The information contained in Note 3 and Note 11 to the unaudited condensed consolidated financial statements in Part I, Item 1 hereof is incorporated herein by reference.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In 2000, the Company’s board of directors authorized the Company to repurchase $2.5 billion of its common stock. Through Dec. 26, 2004, the Company repurchased 44 million shares of its common stock at a cost of $1.9 billion under this authorization. First quarter 2005 repurchases, by fiscal period, were as follows (in thousands, except average price):

	Shares Repurchased	Average Price	Total Number of Shares Repurchased	Value of Shares that May Yet be Repurchased
Period 1 (5 weeks ended Jan. 30, 2005)	–	$ –	44,245	$600,879
Period 2 (4 weeks ended Feb. 27, 2005)	100	41.69	44,345	596,703
Period 3 (4 weeks ended March 27, 2005)	–	–	44,345	596,703

ITEM 6.   EXHIBITS.

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

TRIBUNE COMPANY (Registrant)
Date: April 29, 2005	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)