Form 10-Q
period 2005-06-26
TRIBUNE CO
filed 2005-07-29
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 26, 2005

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

        At July 22, 2005 there were 311,937,677 shares outstanding of the Company’s Common Stock ($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the Company.

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)

	Second Quarter Ended		First Half Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Operating Revenues	$ 1,462,068	$ 1,495,931	$ 2,777,812	$ 2,828,248

Operating Expenses
Cost of sales (exclusive of items shown below)	704,182	700,175	1,363,342	1,342,483
Selling, general and administrative	361,485	417,186	708,119	775,310
Depreciation	53,304	55,006	106,401	109,314
Amortization of intangible assets	4,797	4,807	9,593	9,109

Total operating expenses	1,123,768	1,177,174	2,187,455	2,236,216

Operating Profit	338,300	318,757	590,357	592,032

Net income on equity investments	11,897	4,385	12,368	12
Interest income	1,165	1,023	2,247	2,299
Interest expense	(35,367)	(36,247)	(70,458)	(82,925)
Gain (loss) on change in fair values of derivatives
and related investments	61,803	20,229	59,551	(25,272)
Loss on early debt retirement	–	(140,506)	–	(140,506)
Gain (loss) on sales of subsidiaries and
investments, net	1,299	(2,644)	2,407	18,874
Other, net	3,794	(4,480)	1,094	(7,076)

Income Before Income Taxes	382,891	160,517	597,566	357,438
Income taxes (Note 6)	(149,499)	(64,131)	(221,329)	(140,372)

Net Income	233,392	96,386	376,237	217,066
Preferred dividends	(2,090)	(2,077)	(4,180)	(4,154)

Net Income Attributable to Common Shares	$ 231,302	$ 94,309	$ 372,057	$ 212,912

Earnings Per Share (Note 2):
Basic	$ .73	$ .29	$ 1.18	$ .65

Diluted	$ .73	$ .29	$ 1.17	$ .64

Dividends per common share	$ .18	$ .12	$ .36	$ .24

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	June 26, 2005	Dec. 26, 2004

Assets

Current Assets
Cash and cash equivalents	$ 125,404	$ 124,411
Accounts receivable, net	805,327	850,214
Inventories	42,541	49,796
Broadcast rights, net	217,350	260,527
Deferred income taxes	87,565	116,438
Prepaid expenses and other	54,873	51,058

Total current assets	1,333,060	1,452,444

Properties
Property, plant and equipment	3,616,353	3,594,821
Accumulated depreciation	(1,863,515)	(1,812,453)

Net properties	1,752,838	1,782,368

Other Assets
Broadcast rights, net	289,394	391,249
Goodwill	5,468,351	5,467,818
Other intangible assets, net	3,116,829	3,126,240
Time Warner stock related to PHONES debt	273,600	306,240
Other investments	607,086	589,258
Prepaid pension costs	869,974	884,737
Other	158,165	167,842

Total other assets	10,783,399	10,933,384

Total assets	$ 13,869,297	$ 14,168,196

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	June 26, 2005	Dec. 26, 2004

Liabilities and Shareholders’ Equity

Current Liabilities
Long-term debt due within one year	$ 212,589	$ 271,767
Contracts payable for broadcast rights	273,019	319,425
Deferred income	158,374	96,841
Accounts payable, accrued expenses and other current liabilities	570,990	682,427

Total current liabilities	1,214,972	1,370,460

Long-Term Debt
PHONES debt related to Time Warner stock	498,160	584,880
Other long-term debt (less portions due within one year)	1,687,328	1,733,053

Total long-term debt	2,185,488	2,317,933

Other Non-Current Liabilities
Deferred income taxes	2,331,365	2,278,423
Contracts payable for broadcast rights	430,205	538,101
Compensation and other obligations	786,424	826,435

Total other non-current liabilities	3,547,994	3,642,959

Shareholders’ Equity
Series C convertible preferred stock, net of treasury stock	44,260	44,260
Series D-1 convertible preferred stock, net of treasury stock	38,097	38,097
Series D-2 convertible preferred stock, net of treasury stock	24,510	24,510
Common stock and additional paid-in capital	6,884,320	6,918,505
Retained earnings	2,935,002	2,810,542
Treasury common stock (at cost)	(3,013,741)	(3,011,900)
Accumulated other comprehensive income	8,395	12,830

Total shareholders' equity	6,920,843	6,836,844

Total liabilities and shareholders' equity	$ 13,869,297	$ 14,168,196

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	First Half Ended
	June 26, 2005	June 27, 2004
Operations
Net income	$ 376,237	$ 217,066
Adjustments to reconcile net income to net cash provided
by operations:
(Gain) loss on change in fair values of derivatives
and related investments	(59,551)	25,272
Loss on early debt retirement	–	140,506
Gain on sales of subsidiaries and investments, net	(2,407)	(18,874)
(Gain) loss on investment write-downs and other, net	(1,094)	7,076
Depreciation	106,401	109,314
Amortization of intangible assets	9,593	9,109
Deferred income taxes	84,575	22,700
Decrease in accounts receivable	44,887	22,163
Tax benefit on stock options exercised	2,598	27,809
Other, net	(33,908)	(23,193)

Net cash provided by operations	527,331	538,948

Investments
Capital expenditures	(72,401)	(88,571)
Acquisitions and investments	(35,711)	(31,970)
Proceeds from sales of subsidiaries and investments	5,166	35,126

Net cash used for investments	(102,946)	(85,415)

Financing
(Repayments) issuances of commercial paper, net	(67,404)	828,145
Repayments of long-term debt	(61,106)	(662,926)
Premium on early debt retirement	–	(137,331)
Sales of common stock to employees, net	24,535	71,978
Purchases of Tribune common stock	(201,399)	(602,865)
Dividends	(118,018)	(82,471)

Net cash used for financing	(423,392)	(585,470)

Net increase (decrease) in cash and cash equivalents	993	(131,937)

Cash and cash equivalents, beginning of year	124,411	247,603

Cash and cash equivalents, end of quarter	$ 125,404	$ 115,666

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of June 26, 2005 and the results of their operations for the second quarters and first halves ended June 26, 2005 and June 27, 2004 and cash flows for the first halves ended June 26, 2005 and June 27, 2004. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2005 presentation. These reclassifications had no impact on reported 2004 total revenues, operating profit or net income.

NOTE 2:  EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) were as follows (in thousands, except per share data):

	Second Quarter Ended		First Half Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004

Basic EPS:
Net income	$ 233,392	$ 96,386	$ 376,237	$ 217,066
Preferred dividends	(2,090)	(2,077)	(4,180)	(4,154)

Net income attributable to common shares	$ 231,302	$ 94,309	$ 372,057	$ 212,912
Weighted average common shares outstanding	315,466	324,296	316,387	326,799

Basic EPS	$ .73	$ .29	$ 1.18	$ .65

Diluted EPS:
Net income	$ 233,392	$ 96,386	$ 376,237	$ 217,066
Preferred dividends	(2,090)	(2,077)	(4,180)	(4,154)

Net income attributable to common shares	$ 231,302	$ 94,309	$ 372,057	$ 212,912

Weighted average common shares outstanding	315,466	324,296	316,387	326,799
Assumed exercise of stock options, net of
common shares assumed repurchased
with the proceeds	2,552	5,627	2,782	6,206

Adjusted weighted average common shares
outstanding	318,018	329,923	319,169	333,005

Diluted EPS	$ .73	$ .29	$ 1.17	$ .64

Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. In the second quarter and first half diluted EPS calculations for both 2005 and 2004, weighted average common shares outstanding were adjusted for the dilutive effect of stock options. The Company’s stock options and convertible securities are included in the calculation of diluted EPS only when their effects are dilutive. In the 2005 and 2004 second quarter calculations of diluted EPS, 2.9 million and 2.2 million shares, respectively, of the Company’s Series C, D-1 and D-2 convertible preferred stocks, and 35.5 million and 10.3 million shares, respectively, of the Company’s outstanding options were not reflected because their effects were antidilutive. In the 2005 and 2004 first half calculations of diluted EPS, 2.7 million and 2.2 million shares, respectively, of the Company’s Series C, D-1 and D-2 convertible preferred stocks, and 33.1 million and 7.2 million shares, respectively, of the Company’s outstanding options were not reflected because their effects were antidilutive.

NOTE 3:  NEWSDAY AND HOY, NEW YORK CHARGE

On Feb. 11, 2004, a purported class action lawsuit was filed in New York Federal Court by certain advertisers of Newsday and Hoy, New York, alleging that they were overcharged for advertising as a result of inflated circulation numbers at these two publications. The purported class action also alleges that entities that paid a Newsday subsidiary to deliver advertising flyers were overcharged. On July 21, 2004, another lawsuit was filed in New York Federal Court by certain advertisers of Newsday alleging damages resulting from inflated Newsday circulation numbers as well as federal and state antitrust violations. On July 8, 2005, a lawsuit was filed in New York State Court by a former Hoy advertiser alleging damages resulting from inflated Hoy, New York, circulation figures. The Company intends to vigorously defend these suits.

On June 17, 2004, the Company publicly disclosed that it would reduce its reported circulation for both Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003 and the six-month period ending March 31, 2004. The circulation adjustments were the result of a review of reported circulation at Newsday and Hoy, New York, conducted by the Company’s internal audit staff and the Audit Bureau of Circulations (“ABC”). Subsequent to the June 17th disclosure, the Company continued its internal review and found additional misstatements for these time periods, as well as misstatements that impacted the 12-month period ending Sept. 30, 2002. On Sept. 10, 2004, the Company announced additional revisions to the circulation figures for Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003 and the six-month period ending March 31, 2004. In November 2004, ABC released its audit reports for Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003. In March 2005, ABC released its audit reports for Newsday for the six-month periods ending March 31, 2004 and Sept. 30, 2004. In May 2005, ABC released its audit reports for Hoy, New York, for the six-month periods ending March 31, 2004 and Sept. 30, 2004. Audited circulation figures for both Newsday and Hoy, New York, for these periods were within the ranges previously disclosed. After releasing these reports, ABC recalled Newsday’s audit report and Publisher’s Statements covering the 12-month period ending Sept. 30, 2002 and all of Hoy, New York’s audit reports and Publisher’s Statements covering the periods ending March 31, 2000 through Sept. 30, 2002, stating that, due to insufficient information, they could not verify circulation for those periods. ABC also withdrew its unqualified opinion as to the material fairness of the circulation reported for Newsday for the 12-month periods ending Sept. 30, 2000 and Sept. 30, 2001, again citing insufficient information necessary to confirm the unqualified opinions. ABC’s circulation audits at Newsday and Hoy, New York, for the six-month period ending March 31, 2005 are ongoing.

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

As a result of the misstatements of reported circulation at Newsday and Hoy, New York, the Company recorded a pretax charge of $35 million in the second quarter of 2004 as its initial estimate of the cost to settle with advertisers based upon facts available at July 30, 2004, the date of the Company’s second quarter 2004 Form 10-Q filing. Subsequent to that date, the Company found additional circulation misstatements, which increased the cost to settle with advertisers. As a result, the Company recorded an additional pretax charge of $55 million in the third quarter of 2004 to increase the estimate of the probable cost to settle with Newsday and Hoy, New York, advertisers to a total of $90 million. The Company will continue to evaluate the adequacy of this charge on an ongoing basis.

A summary of the activity with respect to the Newsday and Hoy, New York, advertiser settlement accrual is as follows (in millions):

Advertiser settlement accrual balance at Dec. 28, 2003	$ –
2004 provision	90
2004 payments	(41)

Advertiser settlement accrual balance at Dec. 26, 2004	49
First half 2005 payments	(26)

Advertiser settlement accrual balance at June 26, 2005	$ 23

In addition to the advertiser lawsuits, several class action and shareholder derivative suits have been filed against the Company, certain members of management and current and former directors as a result of the circulation misstatements at Newsday and Hoy, New York.  The suits, which are currently pending in Illinois Federal and State Courts, allege breaches of fiduciary duties and other managerial and director failings under Delaware law, the federal securities laws and ERISA.  The Company believes the complaints are without merit and intends to vigorously defend the suits.

The Securities and Exchange Commission, the United States Attorney for the Eastern District of New York and the Nassau County District Attorney are conducting inquiries into the circulation practices at Newsday and Hoy, New York. The Company is cooperating fully with these inquiries. At the date of this report, the Company cannot predict with certainty the outcome of these inquiries.

ABC’s annual circulation audits at the Company’s other newspapers are ongoing. In addition, during the third quarter of 2004, the Company’s internal auditors began reviews of the circulation practices at all of the Company’s other print publications. The internal audit reviews have been completed for all of the Company’s paid daily newspapers. To date, the Company’s internal reviews have found that circulation practices at the Company’s other print publications are sound and that no material adjustments are required to be made to previously reported circulation numbers.

NOTE 4:  STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Under APB No. 25, no compensation expense is recorded because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

On June 24, 2005, the Company accelerated the vesting of certain stock options granted on February 11, 2003 and February 10, 2004, totaling 2.4 million in each year. Unvested stock options awarded to the current executive officers of the Company on these grant dates, which aggregated 0.8 million and 0.6 million, respectively, were not accelerated. All other terms and conditions of the stock option grants remain unchanged.

In accordance with APB No. 25 and related interpretations, the acceleration of vesting of these stock options did not require accounting recognition in the Company’s income statement. The exercise prices of the 2003 and 2004 grants were $45.90 and $52.05, respectively, and the Company’s closing stock price on the date of acceleration was $35.64. The impact of the accelerated vesting was to increase pro forma stock-based employee compensation expense disclosed below by $62 million, or $38 million net of tax, in the second quarter of 2005.

The accelerated vesting of these stock options is one of several actions the Company has recently taken to reduce stock-based compensation expense that will be recorded in future years with the adoption of Financial Accounting Standard (“FAS”) No. 123R (see discussion under “New Accounting Standards” below). Over the last two years, the Company has reduced the number of stock options granted by approximately 45%. The Company also reduced the option term from 10 to 8 years for both the 2004 and 2005 option grants and eliminated the replacement option feature from those grants.

Under FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as compensation expense over the vesting period. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FAS No. 123, the Company’s second quarter and first half net income and EPS would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Second Quarter Ended		First Half Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net income, as reported	$ 233,392	$ 96,386	$ 376,237	$ 217,066
Less: Pro forma stock-based compensation
expense, net of tax:
General options	(47,911)	(12,783)	(58,962)	(25,698)
Replacement options	(122)	(4,637)	(1,154)	(9,712)
Employee stock purchase plan	(893)	(905)	(1,801)	(1,876)

Total	(48,926)	(18,325)	(61,917)	(37,286)

Pro forma net income	184,466	78,061	314,320	179,780
Preferred dividends	(2,090)	(2,077)	(4,180)	(4,154)

Pro forma net income attributable to
common shares	$ 182,376	$ 75,984	$ 310,140	$ 175,626

Weighted average common shares outstanding	315,466	324,296	316,387	326,799

Basic EPS:
As reported	$ .73	$ .29	$ 1.18	$ .65
Pro forma	$ .58	$ .23	$ .98	$ .54

Adjusted weighted average common
shares outstanding	318,018	329,923	319,169	333,005

Diluted EPS:
As reported	$ .73	$ .29	$ 1.17	$ .64
Pro forma	$ .57	$ .23	$ .97	$ .53

The pro forma compensation cost under the fair value method of FAS No. 123 was determined using the Black-Scholes option pricing model. The following weighted average assumptions were used for general and replacement options:

	Second Quarter Ended
	June 26, 2005		June 27, 2004
	General Options	Replacement Options	General Options	Replacement Options
Risk-free interest rate	3.7%	*	3.2%	1.7%
Expected dividend yield	1.8%	*	1.0%	1.0%
Expected stock price volatility	25.0%	*	30.6%	25.3%
Expected life (in years)	5	*	5	2
Weighted average fair value	$ 9.10	*	$ 13.68	$ 7.18

* There were no replacement options granted in the second quarter of 2005.

	First Half Ended
	June 26, 2005		June 27, 2004
	General Options	Replacement Options	General Options	Replacement Options
Risk-free interest rate	3.7%	3.3%	3.2%	1.7%
Expected dividend yield	1.8%	1.8%	1.0%	1.0%
Expected stock price volatility	28.1%	22.8%	31.1%	25.7%
Expected life (in years)	5	3	5	2
Weighted average fair value	$ 10.50	$ 6.96	$ 15.46	$ 7.56

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

NOTE 5:  PENSION AND POSTRETIREMENT BENEFITS

The components of net periodic benefit cost for Company-sponsored plans for the second quarter were as follows (in thousands):

	Pension Benefits Second Quarter Ended		Other Postretirement Benefits Second Quarter Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Service cost	$ 6,323	$ 5,309	$ 299	$ 453
Interest cost	20,106	20,139	1,395	1,827
Expected return on plans’ assets	(31,903)	(32,775)	–	–
Recognized actuarial (gain) loss	13,877	11,137	(219)	(34)
Amortization of prior service costs	(350)	(458)	(359)	(450)
Amortization of transition asset	(1)	(1)	–	–

Net periodic benefit cost	$ 8,052	$ 3,351	$ 1,116	$ 1,796

The components of net periodic benefit cost for Company-sponsored plans for the first half were as follows (in thousands):

	Pension Benefits First Half Ended		Other Postretirement Benefits First Half Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Service cost	$ 12,594	$ 10,546	$ 735	$ 920
Interest cost	40,740	40,171	3,887	4,754
Expected return on plans' assets	(63,681)	(65,571)	–	–
Recognized actuarial (gain) loss	29,403	22,233	(219)	–
Amortization of prior service costs	(708)	(917)	(722)	(589)
Amortization of transition asset	(2)	(2)	–	–

Net periodic benefit cost	$ 18,346	$ 6,460	$ 3,681	$ 5,085

For the year ended Dec. 25, 2005, the Company plans to contribute $6 million to certain of its union and non-qualified pension plans and $17 million to its other postretirement plans. As of June 26, 2005, $3.5 million of contributions have been made to its union and non-qualified pension plans and $6.9 million of contributions have been made to its other postretirement plans.

NOTE 6:  NON-OPERATING ITEMS

The second quarter and first half of 2005 included several non-operating items, summarized as follows (in thousands):

	Second Quarter Ended June 26, 2005		First Half Ended June 26, 2005
	Pretax Gain	After-tax Gain	Pretax Gain	After-tax Gain
Gain on change in fair values
of derivatives and related investments	$61,803	$37,700	$59,551	$36,326
Gain on sales of investments	1,299	792	2,407	1,469
Other, net	3,794	2,315	1,094	667
Income tax settlement adjustments	–	–	–	11,829

Total non-operating items	$66,896	$40,807	$63,052	$50,291

The 2005 second quarter and first half changes in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. In the second quarter of 2005, the $62 million non-cash pretax gain resulted from a $72 million decrease in the fair value of the derivative component of the Company’s PHONES, partially offset by a $10 million decrease in the fair value of 16 million shares of Time Warner common stock. In the first half of 2005, the $60 million non-cash pretax gain resulted from a $92 million decrease in the fair value of the derivative component of the PHONES, partially offset by a $32 million decrease in the fair value of 16 million shares of Time Warner common stock. In the first half of 2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain federal income tax issues.

The second quarter and first half of 2004 included several non-operating items, summarized as follows (in thousands):

	Second Quarter Ended June 27, 2004		First Half Ended June 27, 2004
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain (loss) on change in fair values
of derivatives and related investments	$ 20,229	$ 12,340	$(25,272)	$(15,416)
Loss on early debt retirement	(140,506)	(87,549)	(140,506)	(87,549)
Gain (loss) on sales of subsidiaries and
investments, net	(2,644)	(1,613)	18,874	11,513
Other, net	(4,480)	(2,733)	(7,076)	(4,316)

Total non-operating items	$(127,401)	$(79,555)	$(153,980)	$(95,768)

The 2004 second quarter and first half changes in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. In the second quarter of 2004, the $20 million non-cash pretax gain resulted from a $10 million decrease in the fair value of the derivative component of the Company’s PHONES and a $10 million increase in the fair value of 16 million shares of Time Warner common stock. In the first half of 2004, the $25 million non-cash pretax loss resulted from a $19 million increase in the fair value of the derivative component of the PHONES and a $6 million decrease in the fair value of 16 million shares of Time Warner common stock.

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

NOTE 7:  INVENTORIES

Inventories consisted of the following (in thousands):

	June 26, 2005	Dec. 26, 2004
Newsprint (at LIFO)	$30,349	$38,373
Supplies and other	12,192	11,423

Total inventories	$42,541	$49,796

Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $6 million at June 26, 2005 and Dec. 26, 2004.

NOTE 8:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets at June 26, 2005 and Dec. 26, 2004 consisted of the following (in thousands):

	June 26, 2005			Dec. 26, 2004
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to
amortization:
Subscribers (useful life of 15
to 20 years)	$ 195,750	$(58,626)	$ 137,124	$ 195,750	$(53,539)	$ 142,211
Network affiliation agreements
(useful life of 40 years)	290,320	(12,702)	277,618	290,320	(9,073)	281,247
Other (useful life of 3 to 40 years)	23,459	(5,842)	17,617	23,277	(4,965)	18,312

Total	509,529	(77,170)	432,359	509,347	(67,577)	441,770

Goodwill and intangible assets
not subject to amortization:
Goodwill
Publishing	3,921,253	–	3,921,253	3,920,720	–	3,920,720
Broadcasting and entertainment	1,547,098	–	1,547,098	1,547,098	–	1,547,098

Total goodwill	5,468,351	–	5,468,351	5,467,818	–	5,467,818
Newspaper mastheads	1,575,814	–	1,575,814	1,575,814	–	1,575,814
FCC licenses	1,100,724	–	1,100,724	1,100,724	–	1,100,724
Tradename	7,932	–	7,932	7,932	–	7,932

Total	8,152,821	–	8,152,821	8,152,288	–	8,152,288

Total goodwill and other intangible
assets	$8,662,350	$(77,170)	$8,585,180	$8,661,635	$(67,577)	$8,594,058

NOTE 9:  LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	June 26, 2005	Dec. 26, 2004
Commercial paper, weighted average interest rate of 3.1%
and 2.4%, respectively	$ 705,802	$ 773,206
Medium-term notes, weighted average interest rate of 6.1% and
6.2%, respectively, due 2005-2008	682,785	733,285
Capitalized real estate obligation, effective interest rate of
7.7%, expiring 2009	67,552	74,462
7.25% debentures due 2013, net of unamortized discount of $2,648
and $2,818, respectively	79,435	79,265
7.5% debentures due 2023, net of unamortized discount of $4,321
and $4,438, respectively	94,428	94,312
6.61% debentures due 2027, net of unamortized discount of $2,357
and $2,409, respectively	82,603	82,551
7.25% debentures due 2096, net of unamortized discount of $18,398
and $18,492, respectively	129,602	129,508
Interest rate swap	38,250	31,102
Other notes and obligations	19,460	7,129

Total debt excluding PHONES	1,899,917	2,004,820
Less portions due within one year	(212,589)	(271,767)

Long-term debt excluding PHONES	1,687,328	1,733,053
2% PHONES debt related to Time Warner stock, due 2029	498,160	584,880

Total long-term debt	$ 2,185,488	$ 2,317,933

Long-Term Debt Retirement – In the second quarter of 2004, the Company redeemed all of its outstanding $400 million ($396 million net of unamortized discount) 7.45% debentures due 2009 and retired $66 million ($64 million net of unamortized discount) of its 7.25% debentures due 2013 and $165 million ($160 million net of unamortized discount) of its 6.61% debentures due 2027 through cash tender offers. The Company paid approximately $760 million to retire this debt and, as a result, recorded a one-time, pretax loss of $141 million in the second quarter of 2004. The Company funded these transactions with cash and the issuance of commercial paper.

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

Current Portion of Long-Term Debt – The current portion of long-term debt includes $196 million of commercial paper and $17 million of capitalized real estate and other obligations due within one year.

Exchangeable Subordinated Debentures due 2029 (“PHONES”) – In 1999, the Company issued 8 million PHONES for an aggregate principal amount of approximately $1.3 billion. The principal amount was equal to the value of 16 million shares of Time Warner common stock at the closing price of $78.50 per share on April 7, 1999. Interest on the debentures is paid quarterly at an annual rate of 2%. The Company also records non-cash interest expense on the discounted debt component of the PHONES. The Company may redeem the PHONES at any time for the higher of $157 per PHONES or the then market value of two shares of Time Warner common stock, subject to certain adjustments. At any time, holders of the PHONES may exchange a PHONES for an amount of cash equal to 95% (or 100% under certain circumstances) of the market value of two shares of Time

Warner common stock. At June 26, 2005, the market value per PHONES was $86.30, and the market value of two shares of Time Warner common stock was $34.20.

Under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. The fair value of the derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $690 million and $728 million at June 26, 2005 and Dec. 26, 2004, respectively.

The discounted debt component and derivative component of the PHONES were as follows (in thousands):

	June 26, 2005	Dec. 26, 2004
PHONES Debt:
Discounted debt component (at book value)	$447,920	$442,480
Derivative component (at fair value)	50,240	142,400

Total	$498,160	$584,880

Time Warner stock related to PHONES (at fair value)	$273,600	$306,240

If the PHONES are exchanged in the next year, the Company intends to refinance the PHONES, and has the ability to do so on a long-term basis through its existing revolving credit agreements. Accordingly, the PHONES have been classified as long-term.

Revolving Credit Agreements – At June 26, 2005, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.2 billion, expiring in December 2008. The agreements contain various interest rate options and provide for annual fees based on a percentage of the commitment. The agreements contain covenants which require the Company to maintain a minimum interest coverage ratio. No amounts were borrowed under the agreements at June 26, 2005, and the Company was in compliance with the covenants. In addition to the PHONES, the Company intends to refinance $510 million of commercial paper and $170 million of medium-term notes, which are scheduled to mature by June 26, 2006, and has the ability to do so on a long-term basis through its existing revolving credit agreements. Accordingly, these notes and commercial paper have been classified as long-term.

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

The Company’s comprehensive income was as follows (in thousands):

	Second Quarter Ended		First Half Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Net income	$ 233,392	$ 96,386	$ 376,237	$ 217,066

Unrealized holding gain (loss) on marketable
securities classified as available-for-sale:
Unrealized holding gain (loss) arising during
the period, before tax	(1,894)	1,201	(7,076)	(3,316)
Income taxes	739	(467)	2,760	1,231

Increase (decrease) in net unrealized gain on marketable
securities classified as available-for-sale	(1,155)	734	(4,316)	(2,085)

Change in foreign currency translation adjustments,
net of tax	(104)	(37)	(119)	(75)

Other comprehensive income (loss)	(1,259)	697	(4,435)	(2,160)

Comprehensive income	$ 232,133	$ 97,083	$ 371,802	$ 214,906

NOTE 11:   OTHER DEVELOPMENTS

On June 2, 2003, the Federal Communications Commission (“FCC”) adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rule would eliminate the cross-ownership prohibition entirely in markets with nine or more television stations and permit combinations of one newspaper and one television station in markets having from four to eight television stations. Under this rule, the Company would be permitted to retain its newspaper and television operations in each of the five markets where it owns both – New York, Los Angeles, Chicago, South Florida and Hartford. In September 2003, the United States Court of Appeals for the Third Circuit stayed the effectiveness of the new media ownership rules pending the outcome of appeals by advocacy groups challenging the new rules. In June 2004, the Third Circuit remanded the new rules to the FCC for further proceedings while keeping the stay in effect. On Jan. 28, 2005, the Company and other media companies filed a joint petition seeking United States Supreme Court review of the June 2004 Third Circuit remand. On June 13, 2005, the Supreme Court declined to review the petition, without addressing the Constitutional arguments raised and without foreclosing additional appeals if the Company’s interests are not adequately addressed as part of the FCC’s remand proceeding. While the Company remains optimistic that the cross-ownership ban will ultimately be loosened in major markets, it cannot predict with certainty the outcome of the FCC’s remand proceeding.

During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service (“IRS”) has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of June 26, 2005, the interest on the proposed taxes would be approximately $368 million. The Company intends to vigorously defend its position. In December 2004, the

Company presented its position in U.S. Tax Court. The Company does not expect to receive the Court’s decision before the fourth quarter of 2005.

A tax reserve of $180 million, plus $73 million of interest, relating to these transactions is included in “compensation and other obligations” on the unaudited condensed consolidated balance sheets. Times Mirror established the $180 million tax reserve in 1998 when it entered into the transactions based on its assessment, along with its tax advisors, of the amount needed to resolve a dispute with the IRS. The Company evaluates the adequacy of this reserve on a periodic basis. The Company has maintained this initial reserve as no new information has become available which would warrant a change in that reserve.

The resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than those which have been provided by the Company. In the first half of 2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain federal income tax issues.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as subsequently amended, was effective for the Company as of Dec. 29, 2003. FIN 46 provides a new accounting model for determining when to consolidate investments that are less than wholly owned. The Company holds significant variable interests, as defined by FIN 46, in CareerBuilder, LLC, Classified Ventures, LLC, ShopLocal, LLC (formerly CrossMedia Services, Inc.) and Topix, LLC, but the Company has determined that it is not the primary beneficiary of these entities. The Company’s maximum loss exposure related to these entities is limited to its equity investments in CareerBuilder, LLC, Classified Ventures, LLC, ShopLocal, LLC and Topix, LLC, which were $78 million, $8 million, $25 million and $16 million, respectively, at June 26, 2005. The adoption of FIN 46 had no impact on the Company.

NOTE 12:  SEGMENT INFORMATION

Financial data for each of the Company’s business segments was as follows (in thousands):

	Second Quarter Ended		First Half Ended
	June 26, 2005	June 27, 2004	June 26, 2005	June 27, 2004
Operating revenues:
Publishing	$ 1,038,624	$ 1,045,864	$ 2,044,136	$ 2,049,447
Broadcasting and entertainment	423,444	450,067	733,676	778,801

Total operating revenues	$ 1,462,068	$ 1,495,931	$ 2,777,812	$ 2,828,248

Operating profit (1):
Publishing	$ 217,651	$ 171,051	$ 416,190	$ 360,599
Broadcasting and entertainment	134,121	160,411	201,087	257,030
Corporate expenses	(13,472)	(12,705)	(26,920)	(25,597)

Total operating profit	$ 338,300	$ 318,757	$ 590,357	$ 592,032

	June 26, 2005	Dec. 26, 2004
Assets:
Publishing	$ 8,105,462	$ 8,218,516
Broadcasting and entertainment	4,320,125	4,444,988
Corporate	1,443,710	1,504,692

Total assets	$13,869,297	$14,168,196

(1)     Operating profit for each segment excludes interest income and expense, equity income and losses, non-operating items and income taxes.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
               RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the second quarter and first half of 2005 to the second quarter and first half of 2004. Certain prior year amounts have been reclassified to conform with the 2005 presentation. These reclassifications had no impact on reported 2004 total revenues, operating profit or net income.

FORWARD-LOOKING STATEMENTS

The discussion contained in this Item 2 (including, in particular, the discussion under “Liquidity and Capital Resources” and “2005 Financial Assumptions”), the information contained in the preceding notes to the unaudited condensed consolidated financial statements, and the information contained in Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” contain certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements. Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: changes in advertising demand, circulation levels, audience shares, newsprint prices, cost of broadcast rights, interest rates, competition and other economic conditions; regulatory and judicial rulings; changes in accounting standards; adverse results from litigation, governmental investigations or tax-related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments, divestitures, derivative transactions and litigation on the Company’s results of operations and financial condition; and the Company’s reliance on third-party vendors for various services. Information relating to the estimated cost of settlement with Newsday and Hoy, New York, advertisers is based on facts available as of the date of this report. The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend” and similar expressions generally identify forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

NON-OPERATING ITEMS

The second quarter and first half of 2005 included several non-operating items, summarized as follows (in millions, except per share data):

	Second Quarter Ended June 26, 2005			First Half Ended June 26, 2005
	Pretax Gain	After-tax Gain	Diluted EPS	Pretax Gain	After-tax Gain	Diluted EPS
Gain on change in fair values
of derivatives and related investments	$ 61.8	$ 37.7	$ .12	$ 59.6	$ 36.3	$ .12
Gain on sales of investments	1.3	.8	–	2.4	1.5	.01
Other, net	3.8	2.3	.01	1.1	.7	–
Income tax settlement adjustments	–	–	–	–	11.8	.03

Total non-operating items	$ 66.9	$ 40.8	$ .13	$ 63.1	$ 50.3	$ .16

The 2005 second quarter and first half changes in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. In the second quarter of 2005, the $62 million non-cash pretax gain resulted from a $72 million decrease in the fair value of the derivative component of the Company’s PHONES, partially offset by a $10 million decrease in the fair value of 16 million shares of Time Warner common stock. In the first half of 2005, the $60 million non-cash pretax gain resulted from a $92 million decrease in the fair value of the derivative component of the PHONES, partially offset by a $32 million decrease in the fair value of 16 million shares of Time Warner common stock. In the first half of 2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain federal income tax issues.

The second quarter and first half of 2004 included several non-operating items, summarized as follows (in millions, except per share data):

	Second Quarter Ended June 27, 2004			First Half Ended June 27, 2004
	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Gain (loss) on change in fair values
of derivatives and related investments	$ 20.2	$ 12.3	$ .04	$ (25.3)	$ (15.4)	$ (.04)
Loss on early debt retirement	(140.5)	(87.6)	(.26)	(140.5)	(87.6)	(.26)
Gain (loss) on sales of subsidiaries and
investments, net	(2.6)	(1.6)	(.01)	18.9	11.5	.03
Other, net	(4.5)	(2.7)	(.01)	(7.1)	(4.3)	(.02)

Total non-operating items	$ (127.4)	$ (79.6)	$ (.24)	$ (154.0)	$ (95.8)	$ (.29)

The 2004 second quarter and first half changes in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. In the second quarter of 2004, the $20 million non-cash pretax gain resulted from a $10 million decrease in the fair value of the derivative component of the Company’s PHONES and a $10 million increase in the fair value of 16 million shares of Time Warner common stock. In the first half of 2004, the $25 million non-cash pretax loss resulted from a $19 million increase in the fair value of the derivative component of the PHONES and a $6 million decrease in the fair value of 16 million shares of Time Warner common stock.

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

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2005 and 2004 second quarters reflect these seasonal patterns.

CONSOLIDATED

The Company’s consolidated operating results for the second quarters and first halves of 2005 and 2004 are shown in the table below (in millions, except per share data).

	Second Quarter				First Half
	2005	2004	Change		2005	2004	Change
Operating revenues	$ 1,462	$ 1,496	-	2%	$ 2,778	$ 2,828	-	2%

Operating profit (1)	$ 338	$ 319	+	6%	$ 590	$ 592		–

Net income on equity investments	$ 12	$ 4	+	171%	$ 12	$ –		*

Net income	$ 233	$ 96	+	142%	$ 376	$ 217	+	73%

Diluted earnings per share	$ .73	$ .29	+	152%	$ 1.17	$ .64	+	83%

(1)     Operating profit excludes interest income and expense, equity income and losses, non-operating items and income taxes.

* Not meaningful

Earnings Per Share (“EPS”) – Diluted EPS for the 2005 second quarter was $.73 compared with $.29 in 2004. The 2005 second quarter results included a net non-operating gain of $.13 per diluted share, while the 2004 second quarter included a net non-operating loss of $.24 per diluted share. Diluted EPS for the first half of 2005 was $1.17 compared with $.64 in 2004. The 2005 first half results included a net non-operating gain of $.16 per diluted share, while the 2004 first half results included a net non-operating loss of $.29 per diluted share. Diluted EPS for both the second quarter and first half of 2004 also included a charge of $.06 per diluted share as the initial estimate of the cost to settle with advertisers regarding misstated circulation at Newsday and Hoy, New York (see Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof), and a charge of $.03 per diluted share for the elimination of 375 positions in the publishing group.

Operating Revenues and Profit – The Company’s consolidated operating revenues, depreciation and amortization expense, and operating profit by business segment for the second quarter and first half were as follows (in millions):

	Second Quarter				First Half
	2005	2004	Change		2005	2004	Change
Operating revenues
Publishing	$ 1,039	$ 1,046	-	1%	$ 2,044	$ 2,049		–
Broadcasting and entertainment	423	450	-	6%	734	779	-	6%

Total operating revenues	$ 1,462	$ 1,496	-	2%	$ 2,778	$ 2,828	-	2%

Depreciation and amortization expense
Publishing	$ 45	$ 46	-	2%	$ 90	$ 91	-	2%
Broadcasting and entertainment	12	13	-	6%	25	26	-	4%
Corporate	1	1	-	1%	1	1	-	3%

Total depreciation and amortization expense	$ 58	$ 60	-	3%	$ 116	$ 118	-	2%

Operating profit (loss) (1)
Publishing	$ 218	$ 171	+	27%	$ 416	$ 361	+	15%
Broadcasting and entertainment	134	160	-	16%	201	257	-	22%
Corporate expenses	(14)	(12)	+	6%	(27)	(26)	+	5%

Total operating profit	$ 338	$ 319	+	6%	$ 590	$ 592		–

(1)     Operating profit for each segment excludes interest income and expense, equity income and losses, non-operating items and income taxes.

Consolidated operating revenues for the 2005 second quarter declined 2% to $1.46 billion from $1.50 billion in 2004, and for the first half decreased 2% to $2.78 billion from $2.83 billion. These declines were primarily due to lower broadcasting and entertainment television revenues.

Consolidated operating profit increased 6%, or $19 million, in the second quarter of 2005 and was flat in the first half of 2005. Publishing operating profit increased 27%, or $47 million, in the second quarter of 2005 and 15%, or $55 million, in the first half primarily as a result of lower operating expenses. Publishing operating expenses declined 6%, or $54 million, in the second quarter of 2005 and 4%, or $60 million, in the first half of 2005. Publishing operating expenses in 2004 included two pretax charges totaling $52 million: $17 million for the elimination of 375 positions and $35 million as the initial estimate of the cost to settle with advertisers regarding misstated circulation at Newsday and Hoy, New York (see Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof). Publishing advertising revenues increased 1% for both the second quarter and first half of 2005. Broadcasting and entertainment operating profit was down 16%, or $26 million, in the second quarter of 2005 and 22%, or $56 million, in the first half primarily due to lower television revenues, partially offset by increased radio/entertainment revenues.

Operating Expenses – Consolidated operating expenses for the second quarter and first half were as follows (in millions):

	Second Quarter				First Half
	2005	2004	Change		2005	2004	Change
Cost of sales	$ 704	$ 700	+	1%	$ 1,364	$ 1,343	+	2%
Selling, general and administrative	362	417	-	13%	708	775	-	9%
Depreciation and amortization	58	60	-	3%	116	118	-	2%

Total operating expenses	$ 1,124	$ 1,177	-	5%	$ 2,188	$ 2,236	-	2%

Cost of sales increased 1%, or $4 million, in the 2005 second quarter and 2%, or $21 million, in the first half. Compensation expense in the second quarter of 2005 increased $1 million from 2004. Compensation expense increased 2%, or $13 million, in the first half primarily due to higher player salaries at the Chicago Cubs, partially offset by the impact of position eliminations in the publishing group in the second half of 2004.

Selling, general and administrative (“SG&A”) expenses were down 13%, or $55 million, in the 2005 second quarter and 9%, or $67 million, in the first half. Compensation expense decreased 9%, or $19 million, in the 2005 second quarter and 6%, or $22 million, in the first half primarily due to the impact of the elimination of 375 positions in the publishing group in the second half of 2004 and the absence of the pretax charge of $17 million recorded in the second quarter of 2004 for these eliminations. Other SG&A expenses declined 34%, or $37 million, in the second quarter of 2005 and 23%, or $42 million, in the second half. The 2004 results included a $35 million second quarter charge as the initial estimate of the cost to settle with advertisers regarding misstated circulation at Newsday and Hoy, New York (see Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof).

PUBLISHING

Operating Revenues and Profit – The following table presents publishing operating revenues, operating expenses and operating profit for the second quarter and first half (in millions).

	Second Quarter				First Half
	2005	2004	Change		2005	2004	Change
Operating revenues	$ 1,039	$ 1,046	-	1%	$ 2,044	$ 2,049		–

Operating expenses	821	875	-	6%	1,628	1,688	-	4%

Operating profit (1)	$ 218	$ 171	+	27%	$ 416	$ 361	+	15%

(1)     Operating profit excludes interest income and expense, equity income and losses, non-operating items and income taxes.

Publishing operating revenues decreased 1% to $1 billion for the second quarter and were flat for the first half of 2005. Increases in Chicago and Orlando were largely offset by declines at Newsday and Los Angeles. In September 2004, Newsday implemented lower ad rates as a result of the significant reduction in reported circulation.

Operating profit for the 2005 second quarter rose 27%, or $47 million, and for the first half increased 15%, or $55 million. Publishing operating expenses in the second quarter and first half of 2004 included two pretax charges totaling $52 million: $17 million for the elimination of 375 positions and $35 million as the initial estimate of the cost to settle with advertisers regarding misstated circulation at Newsday and Hoy, New York. All other operating expenses were down $2 million in the second quarter of 2005 and $9 million in the first half, primarily due to lower compensation expense, as higher retirement plan expense was more than offset by savings from the position eliminations.

Publishing operating revenues, by classification, for the second quarter and first half were as follows (in millions):

	Second Quarter				First Half
	2005	2004	Change		2005	2004	Change
Advertising
Retail	$ 332	$ 336	-	1%	$ 636	$ 631	+	1%
National	190	198	-	4%	390	401	-	3%
Classified	301	284	+	6%	584	560	+	4%

Total advertising	823	818	+	1%	1,610	1,592	+	1%
Circulation	150	165	-	9%	302	331	-	9%
Other	66	63	+	4%	132	126	+	5%

Total revenues	$ 1,039	$ 1,046	-	1%	$ 2,044	$ 2,049		–

Total advertising revenues rose 1% in both the second quarter and first half of 2005. Retail advertising was down 1%, or $4 million, in the second quarter due to decreases in department stores, food and drug, and electronics categories, partially offset by an increase in general merchandise. Retail advertising was up 1%, or $5 million, in the first half of

2005 due to improvements in hardware/home improvement stores and general merchandise categories, partially offset by declines in department stores and education. Preprint revenues increased 4% for the second quarter and 6% for the first half of 2005. Los Angeles led preprint revenue growth with an increase of 11% in the second quarter and 12% in the first half of 2005. Preprint revenues in Chicago and South Florida were up 5% and 13%, respectively, for the second quarter and rose 6% and 11%, respectively, in the first half of 2005. National advertising revenues decreased 4%, or $8 million, in the second quarter and 3%, or $11 million, in the first half of 2005 primarily due to decreases in transportation, wireless and resorts categories, partially offset by increases in auto, financial and package goods. Classified advertising revenues improved 6%, or $17 million, in the second quarter and 4%, or $24 million, in the first half of 2005. The second quarter increase was primarily due to an 18% increase in real estate and a 13% increase in help wanted, partially offset by a 7% decrease in auto. The first half increase was primarily due to a 13% increase in real estate and an 11% gain in help wanted, partially offset by a 7% decrease in auto. Interactive revenues, which are included in the above categories, increased 45%, or $14 million, in the second quarter and 42%, or $25 million, in the first half of 2005 due to strength in classified advertising.

Advertising volume for the second quarter and first half was as follows:

	Second Quarter				First Half
Inches (in thousands)	2005	2004	Change		2005	2004	Change
Full run
Retail	1,494	1,559	-	4%	2,879	2,937	-	2%
National	922	996	-	7%	1,888	1,990	-	5%
Classified	2,605	2,725	-	4%	4,986	5,396	-	8%

Total full run	5,021	5,280	-	5%	9,753	10,323	-	6%
Part run	5,392	5,258	+	3%	10,414	10,222	+	2%

Total inches	10,413	10,538	-	1%	20,167	20,545	-	2%

Preprint pieces (in millions)	3,726	3,610	+	3%	7,198	6,884	+	5%

Full run advertising inches decreased 5% in the second quarter and 6% in the first half of 2005 due to declines in all three major advertising categories. Full run retail advertising inches were down 4% in the second quarter and 2% in the first half due to decreases in Chicago, Baltimore, Southern Connecticut, and Newport News, partially offset by increases at Orlando and the Los Angeles edition of Hoy, which was launched in March 2004. Full run national advertising inches decreased 7% in the second quarter and 5% in the first half primarily due to reductions in Los Angeles, Baltimore, and the New York and Chicago editions of Hoy, partially offset by an increase in South Florida. Full run classified advertising inches were down 4% in the second quarter and 8% in the first half of 2005 primarily due to declines in South Florida, Chicago, Baltimore, and Newport News. Part run advertising inches increased 3% in the second quarter and 2% in the first half of 2005 primarily due to increases in Baltimore, Orlando and Chicago, partially offset by decreases in Hartford. Preprint advertising pieces rose 3% in the second quarter and 5% in the first half of 2005 primarily due to increases in Los Angeles, Chicago, and the New York and Chicago editions of Hoy.

Circulation revenues were down 9% in both the second quarter and first half of 2005 primarily due to volume declines at each of the Company’s newspapers, as well as selectively higher discounting. The largest revenue declines were at Los Angeles, Chicago and Newsday.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues increased 4%, or $3 million, in the 2005 second quarter and 5%, or $6 million, for the first half of 2005.

Operating Expenses – Operating expenses for the second quarter and first half were as follows (in millions):

	Second Quarter				First Half
	2005	2004	Change		2005	2004	Change
Compensation	$ 340	$ 360	-	6%	$ 686	$ 712	-	4%
Newsprint and ink	122	123		–	240	238	+	1%
Circulation distribution	115	121	-	4%	229	237	-	3%
Promotion	30	29	+	3%	54	54		–
Depreciation and amortization	45	46	-	2%	90	91	-	2%
Other	169	196	-	14%	329	356	-	8%

Total operating expenses	$ 821	$ 875	-	6%	$ 1,628	$ 1,688	-	4%

Publishing operating expenses decreased 6%, or $54 million, in the second quarter and 4%, or $60 million, in the first half of 2005 primarily due to the absence of the two previously discussed 2004 charges, which totaled $52 million. Compensation expense decreased 6%, or $20 million, in the second quarter and 4%, or $26 million, in the first half of 2005 primarily due to the absence of the $17 million charge related to the elimination of 375 positions in the second quarter of 2004 and savings resulting from these staff reductions. Newsprint and ink expense was flat in the second quarter and was up 1%, or $2 million, for the first half of 2005, as newsprint cost per ton was up 9% in the second quarter and 11% in the first half of 2005, while consumption decreased 8% in the second quarter and 9% in the first half of 2005. Circulation distribution expense declined 4%, or $6 million, in the second quarter and 3%, or $8 million, in the first half due to lower payments to outside contractors primarily as a result of circulation volume declines. Other cash expenses decreased 14%, or $27 million, in the second quarter and 8%, or $27 million, in the first half of 2005 primarily due to the absence of the $35 million charge as the initial estimate of the cost to settle with advertisers regarding misstated circulation at Newsday and Hoy, New York (see Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof).

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit – The following table presents broadcasting and entertainment operating revenues, operating expenses and operating profit for the second quarter and first half (in millions). Entertainment includes Tribune Entertainment and the Chicago Cubs.

	Second Quarter				First Half
	2005	2004	Change		2005	2004	Change
Operating revenues
Television	$ 334	$ 368	-	9%	$ 625	$ 674	-	7%
Radio/entertainment	89	82	+	8%	109	105	+	4%

Total operating revenues	$ 423	$ 450	-	6%	$ 734	$ 779	-	6%

Operating expenses
Television	$ 213	$ 213		–	$ 417	$ 416		–
Radio/entertainment	76	77	-	1%	116	106	+	11%

Total operating expenses	$ 289	$ 290		–	$ 533	$ 522	+	2%

Operating profit (loss) (1)
Television	$ 121	$ 155	-	22%	$ 208	$ 258	-	19%
Radio/entertainment	13	5	+	150%	(7)	(1)		*

Total operating profit	$ 134	$ 160	-	16%	$ 201	$ 257	-	22%

(1)     Operating profit excludes interest income and expense, equity income and losses, non-operating items and income taxes.

* Not meaningful

Broadcasting and entertainment operating revenues decreased 6%, or $27 million, in the 2005 second quarter and 6%, or $45 million, in the first half mainly due to lower television revenues. Television revenues were down 9%, or $34 million, in the second quarter and 7%, or $49 million, for the first half of 2005 due to lower advertising revenues, which were affected by a continuing uneven advertising environment, primarily driven by weakness in the automobile, movie and telecom categories. In addition, station revenues in New York, Los Angeles, Chicago and Boston were impacted by lower audience ratings due in part to the use of Nielsen’s Local People Meters (“LPMs”) in these markets. Compared to Nielsen’s previous measurement methodology, LPMs have tended to reduce the overall share of broadcast television in relation to cable television and, within the broadcast television universe, disadvantage stations like Tribune’s that target younger audiences.

Operating profit for broadcasting and entertainment was down 16%, or $26 million, in the 2005 second quarter and 22%, or $56 million, for the first half. Television operating profit decreased 22%, or $34 million, in the second quarter and 19%, or $50 million, in the first half due to decreases in operating revenues. Radio/entertainment operating profit increased $8 million in the second quarter of 2005 due to increased revenues for the Chicago Cubs, primarily due to higher game receipts and growth in broadcasting and marketing revenues. First half 2005 radio/entertainment operating profit declined $6 million primarily due to increased compensation expense at the Chicago Cubs, partially offset by a rise in operating revenues.

Operating Expenses – Operating expenses for the second quarter and first half were as follows (in millions):

	Second Quarter				First Half
	2005	2004	Change		2005	2004	Change
Compensation	$ 131	$ 130	+	1%	$ 221	$ 205	+	8%
Programming	99	100	-	1%	200	200		–
Depreciation and amortization	12	13	-	6%	25	26	-	4%
Other	47	47		–	87	91	-	4%

Total operating expenses	$ 289	$ 290		–	$ 533	$ 522	+	2%

Broadcasting and entertainment operating expenses decreased $1 million in the second quarter of 2005 and increased 2%, or $11 million, for the first half. Compensation expense increased 8%, or $16 million, in the first half primarily due to higher player salaries at the Chicago Cubs and the additional expense recorded by the Cubs in the first quarter of 2005 related to the trade of Sammy Sosa to the Baltimore Orioles. Other cash expenses were down 4%, or $4 million, in the first half due to lower sales commissions and cost reduction initiatives.

CORPORATE EXPENSES

Corporate expenses for the 2005 second quarter increased 6% to $14 million from $12 million in the second quarter of 2004, and for the first half of 2005 increased 5% to $27 million from $26 million. The increases were primarily due to higher retirement plan expense.

EQUITY RESULTS

Net equity income totaled $12 million in the 2005 second quarter, up from $4 million in 2004 primarily due to improvements at TV Food Network, CareerBuilder, and Comcast SportsNet Chicago. Net equity income for the 2005 first half was up $12 million from 2004 results, primarily due to improvements at TV Food Network, Comcast SportsNet Chicago and The WB Network.

INTEREST AND INCOME TAXES

Interest expense for the 2005 second quarter decreased 2% to $35 million, and for the first half decreased 15% to $70 million primarily due to the retirement of higher interest rate debt in the second quarter of 2004. Debt, excluding the PHONES, was $1.9 billion at the end of the 2005 second quarter, compared with $2.2 billion at the end of the second quarter of 2004. Interest income for the 2005 second quarter and first half was flat at $1 million and $2 million, respectively.

The effective tax rate in the 2005 second quarter and first half was 39.0% and 37.0%, respectively, compared with a rate of 40.0% and 39.3% in the second quarter and first half of 2004, respectively. In the first half of 2005, the Company reduced its income tax expense and liabilities by $12 million as a result of favorably resolving certain federal income tax issues.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by operations in the first half was $527 million in 2005, down 2% from $539 million in 2004. The Company expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and proceeds from the issuance of stock related to stock option exercises.

Net cash used for investments totaled $103 million in the first half of 2005 compared with $85 million in the first half of 2004. The Company spent $72 million for capital expenditures and $36 million in cash for acquisitions and investments in the first half of 2005.

Net cash used for financing activities in the 2005 first half was $423 million and included repayments of commercial paper and long-term debt, repurchases of Tribune common stock and the payment of dividends, partially offset by proceeds from sales of stock to employees. The Company repaid $67 million of commercial paper, net of issuances, and $61 million of long-term debt during the first half of 2005. The Company repurchased and retired 5.4 million shares of its common stock in the open market for $201 million in the first half of 2005. Under a 2000 stock repurchase authorization, the Company may buy back an additional $399 million of its common stock. Dividends paid on common and preferred stock totaled $118 million in the first half of 2005. Quarterly dividends on the Company’s common stock increased from $.12 in 2004 to $.18 per share in 2005.

The Company has revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.2 billion. As of June 26, 2005, no amounts were borrowed under these credit agreements.

The Company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. As of June 26, 2005, the Company had $706 million of commercial paper outstanding. The Company’s commercial paper is rated “A-1,” “P-2,” “F-1” and “R-1L” by Standard & Poor’s, Moody’s Investors Services (“Moody’s”), Fitch Ratings (“Fitch”) and Dominion Bond Rating Service (“Dominion”), respectively. The Company’s senior unsecured long-term debt is rated “A” by Standard & Poor’s, “A3” by Moody’s, “A” by Fitch and “A” by Dominion.

During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate tax-free reorganizations. While the Company strongly believes that these transactions were completed on a tax-free basis, the Internal Revenue Service (“IRS”) has audited the transactions and disagreed with the position taken by Times Mirror. In 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. If the IRS prevails, the Company’s federal and state income tax liability would be approximately $600 million, plus interest. As of June 26, 2005, the interest on the proposed taxes would be approximately $368 million. The Company intends to vigorously defend its position. In December 2004, the Company presented its position in U.S. Tax Court. The Company does not expect to receive the Court’s decision before the fourth quarter of 2005.

A tax reserve of $180 million, plus $73 million of interest, relating to these transactions is included in “compensation and other obligations” on the unaudited condensed consolidated balance sheets. Times Mirror established the $180 million tax reserve in 1998 when it entered into the transactions based on its assessment, along with its tax advisors, of the amount needed to resolve a dispute with the IRS. The Company evaluates the adequacy of this reserve on a periodic basis. The Company has maintained this initial reserve as no new information has become available which would warrant a change in that reserve.

The resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than those which have been provided by the Company. In the first half of 2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain federal income tax issues.

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

For the full year 2005, consolidated operating expenses are expected to decline due to the absence of the $90 million advertising settlement charge and the $41 million of position elimination costs recorded in 2004. All other consolidated operating expenses are expected to be flat to up slightly for 2005 due to higher expenses for retirement and medical plans and newsprint, along with a slight increase in broadcast rights expense. Net equity income is projected to be higher than 2004. Interest expense is expected to be somewhat below 2004 due to the full year impact of the debt refinancing in the second quarter of 2004. The effective income tax rate for 2005 is expected to be approximately 38 percent. Capital expenditures are projected to increase slightly over 2004.

The Company is required to adopt Financial Accounting Standard No. 123R, which requires the expensing of stock options, in the first quarter of 2006.

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

The following analysis presents the hypothetical change at June 26, 2005 in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price. As of June 26, 2005, the Company’s common stock investments in publicly traded companies that are classified as available-for-sale consisted primarily of 3.1 million shares of Time Warner common stock unrelated to PHONES (see discussion below in “Derivatives and Related Trading Securities”).

	Valuation of Investments Assuming Indicated Decrease in Stock's Price			June 26, 2005	Valuation of Investments Assuming Indicated Increase in Stock's Price
(In thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Common stock
investments in
public companies	$37,209	$42,525	$47,840	$53,156 (1)	$58,472	$63,787	$69,103

(1)	Excludes 16 million shares of Time Warner common stock. See discussion below in “Derivatives and Related Trading Securities.”

During the last 12 quarters preceding June 26, 2005, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in four of the quarters, by 20% or more in one of the quarters and by 30% or more in one of the quarters.

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

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or $157 per PHONES. At June 26, 2005, the PHONES carrying value was approximately $498 million. Since the issuance of the PHONES in April 1999, changes in the fair value of the derivative component of the PHONES have partially offset changes in the fair value of the related Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related Time Warner shares.

The following analysis presents the hypothetical change in the fair value of the Company’s 16 million shares of Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investments Assuming Indicated Decrease in Stock's Price			June 26, 2005	Valuation of Investments Assuming Indicated Increase in Stock's Price
(In thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

Time Warner common stock	$191,520	$218,880	$246,240	$273,600	$300,960	$328,320	$355,680

During the last 12 quarters preceding June 26, 2005, market price movements have caused the fair value of the Company’s 16 million shares of Time Warner common stock to change by 10% or more in four of the quarters, by 20% or more in one of the quarters and by 30% or more in one of the quarters.

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 26, 2005. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 26, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The information contained in Note 3 and Note 11 to the unaudited condensed consolidated financial statements in Part I, Item 1 hereof is incorporated herein by reference.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In 2000, the Company’s board of directors authorized the Company to repurchase $2.5 billion of its common stock. Through Dec. 26, 2004, the Company repurchased 44 million shares of its common stock at a cost of $1.9 billion under this authorization. First half 2005 repurchases, by fiscal period, were as follows (in thousands, except average price):

	Shares Repurchased	Average Price	Total Number of Shares Repurchased	Value of Shares that May Yet be Repurchased
Period 1 (5 weeks ended Jan. 30, 2005)	–	$ –	44,245	$600,879
Period 2 (4 weeks ended Feb. 27, 2005)	100	41.69	44,345	596,703
Period 3 (4 weeks ended March 27, 2005)	–	–	44,345	596,703
Period 4 (4 weeks ended April 24, 2005)	591	38.15	44,936	574,153
Period 5 (4 weeks ended May 22, 2005)	2,072	38.00	47,008	495,371
Period 6 (5 weeks ended June 26, 2005)	2,660	36.02	49,668	399,480

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Company held its annual meeting of shareholders on May 18, 2005.

(b)	No answer required.

(c)	Proposal 1 involved the election of four directors to serve until the 2008 Annual Meeting. Those directors and the voting results were as follows:

	Votes “For”	Votes “Withheld”
Roger Goodan	268,262,275	11,719,681
Enrique Hernandez, Jr.	272,918,835	7,063,121
J. Christopher Reyes	273,481,671	6,500,285
Dudley S. Taft	273,676,146	6,305,810

Proposal 2 involved the ratification of the selection of PricewaterhouseCoopers LLP to serve as the Company’s independent accountants for 2005. The voting results were as follows:

Votes “For”	Votes “Against”	Votes “Abstained”

274,262,336	3,606,131	2,113,489

(d)	Not applicable.

ITEM 6. EXHIBITS.

(a)	Exhibits.

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

TRIBUNE COMPANY (Registrant)
Date: July 29, 2005	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)