Form 10-Q
period 2005-09-25
TRIBUNE CO
filed 2005-10-27
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 25, 2005

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

        Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes /    /  No / X /

        At October 21, 2005 there were 308,021,283 shares outstanding of the Company’s Common Stock ($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the Company.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)

	Third Quarter Ended		Three Quarters Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Operating Revenues	$ 1,402,810	$ 1,413,851	$ 4,180,622	$ 4,242,099

Operating Expenses
Cost of sales (exclusive of items shown below)	707,774	700,040	2,071,116	2,042,523
Selling, general and administrative	352,100	400,162	1,060,219	1,175,472
Depreciation	50,823	51,190	157,224	160,504
Amortization of intangible assets	4,802	4,805	14,395	13,914

Total operating expenses	1,115,499	1,156,197	3,302,954	3,392,413

Operating Profit	287,311	257,654	877,668	849,686

Net income (loss) on equity investments	8,051	(1,586)	20,419	(1,574)
Interest and dividend income	2,888	271	5,135	2,570
Interest expense	(38,617)	(35,131)	(109,075)	(118,056)
Gain (loss) on change in fair values of derivatives
and related investments	27,120	(20,839)	86,671	(46,111)
Loss on early debt retirement	–	–	–	(140,506)
Gain (loss) on sales of subsidiaries and
investments, net	487	(238)	2,894	18,636
Other, net	(432)	610	662	(6,466)

Income Before Income Taxes	286,808	200,741	884,374	558,179
Income taxes (Note 7)	(262,797)	(79,085)	(484,126)	(219,457)

Net Income	24,011	121,656	400,248	338,722
Preferred dividends	(2,090)	(2,077)	(6,270)	(6,231)

Net Income Attributable to Common Shares	$ 21,921	$ 119,579	$ 393,978	$ 332,491

Earnings Per Share (Note 2):

Basic	$ .07	$ .38	$ 1.25	$ 1.03

Diluted	$ .07	$ .37	$ 1.24	$ 1.01

Dividends per common share	$ .18	$ .12	$ .54	$ .36

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	Sept. 25, 2005	Dec. 26, 2004
Assets

Current Assets
Cash and cash equivalents	$ 130,907	$ 124,411
Accounts receivable, net	777,407	850,214
Inventories	41,558	49,796
Broadcast rights, net	284,882	260,527
Deferred income taxes	82,237	116,438
Prepaid expenses and other	53,071	51,058

Total current assets	1,370,062	1,452,444

Properties
Property, plant and equipment	3,581,816	3,594,821
Accumulated depreciation	(1,842,949)	(1,812,453)

Net properties	1,738,867	1,782,368

Other Assets
Broadcast rights, net	407,437	391,249
Goodwill	5,927,481	5,467,818
Other intangible assets, net	3,112,081	3,126,240
Time Warner stock related to PHONES debt	287,680	306,240
Other investments	632,555	589,258
Prepaid pension costs	861,973	884,737
Other	156,602	167,842

Total other assets	11,385,809	10,933,384

Total assets	$ 14,494,738	$ 14,168,196

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	Sept. 25, 2005	Dec. 26, 2004
Liabilities and Shareholders' Equity

Current Liabilities
Long-term debt due within one year	$ 17,297	$ 271,767
Contracts payable for broadcast rights	320,567	319,425
Deferred income	79,715	96,841
Income taxes payable (Note 7)	838,262	34,200
Accounts payable, accrued expenses and other current liabilities	580,768	648,227

Total current liabilities	1,836,609	1,370,460

Long-Term Debt
PHONES debt related to Time Warner stock	487,939	584,880
Other long-term debt (less portions due within one year)	1,957,038	1,733,053

Total long-term debt	2,444,977	2,317,933

Other Non-Current Liabilities
Deferred income taxes	2,340,382	2,278,423
Contracts payable for broadcast rights	560,056	538,101
Compensation and other obligations	547,116	826,435

Total other non-current liabilities	3,447,554	3,642,959

Shareholders' Equity
Series C convertible preferred stock, net of treasury stock	44,260	44,260
Series D-1 convertible preferred stock, net of treasury stock	38,097	38,097
Series D-2 convertible preferred stock, net of treasury stock	24,510	24,510
Common stock and additional paid-in capital	6,850,337	6,918,505
Retained earnings	2,812,938	2,810,542
Treasury common stock (at cost)	(3,014,661)	(3,011,900)
Accumulated other comprehensive income	10,117	12,830

Total shareholders' equity	6,765,598	6,836,844

Total liabilities and shareholders' equity	$ 14,494,738	$ 14,168,196

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Quarters Ended
	Sept. 25, 2005	Sept. 26, 2004
Operations
Net income	$ 400,248	$ 338,722
Adjustments to reconcile net income to net cash provided
by operations:
(Gain) loss on change in fair values of derivatives
and related investments	(86,671)	46,111
Loss on early debt retirement	–	140,506
Gain on sales of subsidiaries and investments, net	(2,894)	(18,636)
(Gain) loss on investment write-downs and other, net	(662)	6,466
Income tax adjustments (Note 7)	138,664	–
Depreciation	157,224	160,504
Amortization of intangible assets	14,395	13,914
Net (income) loss on equity investments	(20,419)	1,574
Deferred income taxes	99,177	28,290
Tax benefit on stock options exercised	3,910	30,518
Decrease in accounts receivable	72,807	68,566
Other, net	(52,698)	2,519

Net cash provided by operations	723,081	819,054

Investments
Capital expenditures	(115,097)	(122,656)
Acquisitions and investments	(75,661)	(45,531)
Proceeds from sales of subsidiaries and investments	5,166	38,283

Net cash used for investments	(185,592)	(129,904)

Financing
(Repayments) issuances of commercial paper, net	(760,010)	825,897
Repayments of long-term debt	(66,388)	(817,997)
Issuance of long-term debt	777,660	–
Long-term debt issuance costs	(4,762)	–
Premium on early debt retirement	–	(137,331)
Sales of common stock to employees, net	33,028	90,212
Purchases of Tribune common stock	(334,318)	(648,076)
Dividends	(176,203)	(122,763)

Net cash used for financing	(530,993)	(810,058)

Net increase (decrease) in cash and cash equivalents	6,496	(120,908)

Cash and cash equivalents, beginning of year	124,411	247,603

Cash and cash equivalents, end of quarter	$ 130,907	$ 126,695

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of Sept. 25, 2005 and the results of their operations for the third quarters and first three quarters ended Sept. 25, 2005 and Sept. 26, 2004 and cash flows for the first three quarters ended Sept. 25, 2005 and Sept. 26, 2004. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2005 presentation. These reclassifications had no impact on reported 2004 total revenues, operating profit or net income.

NOTE 2:  EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) were as follows (in thousands, except per share data):

	Third Quarter Ended		Three Quarters Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Basic EPS:
Net income	$ 24,011	$ 121,656	$ 400,248	$ 338,722
Preferred dividends	(2,090)	(2,077)	(6,270)	(6,231)

Net income attributable to common shares	$ 21,921	$ 119,579	$ 393,978	$ 332,491
Weighted average common shares outstanding	311,345	318,364	314,706	323,988

Basic EPS	$ .07	$ .38	$ 1.25	$ 1.03

Diluted EPS:
Net income	$ 24,011	$ 121,656	$ 400,248	$ 338,722
Preferred dividends	(2,090)	(2,077)	(6,270)	(6,231)

Net income attributable to common shares	$ 21,921	$ 119,579	$ 393,978	$ 332,491

Weighted average common shares outstanding	311,345	318,364	314,706	323,988
Assumed exercise of stock options, net of
common shares assumed repurchased
with the proceeds	2,452	3,654	2,672	5,269

Adjusted weighted average common shares
outstanding	313,797	322,018	317,378	329,257

Diluted EPS	$ .07	$ .37	$ 1.24	$ 1.01

Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. In the third quarter and first three quarters diluted EPS calculations for both 2005 and 2004, weighted average common shares outstanding were adjusted for the dilutive effect of stock options. The Company’s stock options and convertible securities are included in the calculation of diluted EPS only when their effects are dilutive. In the 2005 and 2004 third quarter calculations of diluted EPS, 2.9 million and 2.5 million shares, respectively, of the Company’s Series C, D-1 and D-2 convertible preferred stocks, and 36.2 million and 21.0 million shares, respectively, of the Company’s outstanding options were not reflected because their effects were antidilutive. In the 2005 and 2004 first three quarters calculations of diluted EPS, 2.8 million and 2.3 million shares, respectively, of the Company’s Series C, D-1 and D-2 convertible preferred stocks, and 34.0 million and 9.8 million shares, respectively, of the Company’s outstanding options were not reflected because their effects were antidilutive.

NOTE 3:   MATTHEW BENDER AND MOSBY TAX LIABILITIES

During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate transactions, which were structured to qualify as tax-free reorganizations under the Internal Revenue Code. The Company believes these transactions were completed on a tax-free basis. However, the Internal Revenue Service (“IRS”) audited the transactions and disagreed with the position taken by Times Mirror. In the fourth quarter of 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. The Company filed a petition in United States Tax Court in November 2002 to contest the IRS position, and in December 2004, the Company presented its position in United States Tax Court.

On Sept. 27, 2005, the United States Tax Court issued an opinion contrary to the Company’s position and determined that the Matthew Bender transaction was a taxable sale. Since the Matthew Bender and Mosby transactions are similar, the Company expects the Tax Court to issue an adverse opinion on the Mosby transaction as well. Taxes and related interest for both the Matthew Bender and Mosby transactions total approximately $1 billion. Over time, deductions for state taxes and interest are expected to reduce the net cash outlay to approximately $837 million.

The Company will appeal the Tax Court ruling to the United States Court of Appeals for the Seventh Circuit. The Company does not expect a ruling before the first half of 2007. The Company cannot predict with certainty the outcome of this appeal.

Times Mirror established a tax reserve of $180 million in 1998 when it entered into the transactions. The reserve represented Times Mirror’s best estimate of the amount the expected IRS and state income tax claims could be settled for based upon an analysis of the facts and circumstances surrounding the issue. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the Company treated this item as an uncertain tax position at the time of the Times Mirror acquisition in 2000 and concluded that the estimate determined by Times Mirror was the most appropriate estimate of the exposure. The Company has maintained this initial reserve, plus interest, and has evaluated the adequacy of the reserve on a periodic basis. At Dec. 26, 2004, the reserve, including pretax interest of $66 million, totaled $246 million ($221 million after including the tax benefit of the interest). In the first three quarters of 2005, the Company recorded additional after-tax interest of $7 million on the reserve.

As a result of the Tax Court ruling, the Company increased its tax reserve by an additional $609 million in the third quarter of 2005 by recording additional income tax expense of $150 million, representing additional after-tax interest applicable to the post-acquisition period, and goodwill of $459 million. In accordance with EITF No. 93-7, the Company adjusted goodwill because the tax contingencies existed at the time of the Times Mirror acquisition. The adjusted tax reserve of $837 million is included in “income taxes payable” in the Company’s Sept. 25, 2005 unaudited condensed consolidated balance sheet. The Dec. 26, 2004 reserve of $221 million is included in “compensation and other obligations” in the Company’s Dec. 26, 2004 condensed consolidated balance sheet.

A summary of the activity with respect to the Matthew Bender and Mosby tax reserve is as follows (in millions):

Reserve at Dec. 26, 2004:
Tax	$180
After-tax interest ($66 million pretax)	41

Reserve at Dec. 26, 2004 (included in "compensation and other obligations")	221
After-tax interest recorded in income tax expense
in the first three quarters of 2005 ($11 million pretax)	7
Additional reserve recorded as a result of the Tax Court ruling:
Charged to income tax expense	150
Additional goodwill	459

Total additional reserve	609

Reserve at Sept. 25, 2005 (included in "income taxes payable")	$837

On Sept. 30, 2005, the Company paid $880 million to the IRS, representing the federal tax and interest owed on the transactions, and financed the payment through the issuance of commercial paper. The Company expects to make related state tax and interest payments of approximately $125 million by mid 2006.

NOTE 4:  NEWSDAY AND HOY, NEW YORK CHARGE

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

On June 17, 2004, the Company publicly disclosed that it would reduce its reported circulation for both Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003 and the six-month period ending March 31, 2004. The circulation adjustments were the result of a review of reported circulation at Newsday and Hoy, New York, conducted by the Company’s internal audit staff and the Audit Bureau of Circulations (“ABC”). Subsequent to the June 17th disclosure, the Company continued its internal review and found additional misstatements for these time periods, as well as misstatements that impacted the 12-month period ending Sept. 30, 2002. On Sept. 10, 2004, the Company announced additional revisions to the circulation figures for Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003 and the six-month period ending March 31, 2004. In November 2004, ABC released its audit reports for Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003. In March 2005, ABC released its audit reports for Newsday for the six-month periods ending March 31, 2004 and Sept. 30, 2004. In May 2005, ABC released its audit reports for Hoy, New York, for the six-month periods ending March 31, 2004 and Sept. 30, 2004. Audited circulation figures for both Newsday and Hoy, New York, for these periods were within the ranges previously disclosed. After releasing these reports, ABC recalled Newsday’s audit report and Publisher’s Statements covering the 12-month period ending Sept. 30, 2002 and all of Hoy, New York’s audit reports and Publisher’s Statements covering the periods ending March 31, 2000 through Sept. 30, 2002, stating that, due to insufficient information, they could not verify circulation for those periods. ABC also withdrew its unqualified opinion as to the material fairness of the circulation reported for Newsday for the 12-month periods ending Sept. 30, 2000 and Sept. 30, 2001, again citing insufficient information necessary to confirm the unqualified opinions. ABC’s circulation audit at Newsday for the six-month period ending March 31, 2005 was issued in October 2005 with no significant adjustments. ABC’s circulation audit at Hoy, New York for the six-month period ending March 31, 2005 is expected to be issued by year-end 2005.

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

A summary of the activity with respect to the Newsday and Hoy, New York, advertiser settlement accrual is as follows (in millions):

Advertiser settlement accrual balance at Dec. 28, 2003	$ –
2004 provision	90
2004 payments	(41)

Advertiser settlement accrual balance at Dec. 26, 2004	49
Three quarters 2005 payments	(34)

Advertiser settlement accrual balance at Sept. 25, 2005	$ 15

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

ABC’s annual circulation audits at the Company’s other newspapers are ongoing. The Company’s internal auditors have completed their reviews of the circulation practices at all of the Company’s daily paid newspapers and have found that the circulation practices at these publications are sound and that no material adjustments are required to be made to previously reported circulation numbers.

NOTE 5:  STOCK-BASED COMPENSATION

The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board (“APB”) Opinion No. 25 and related interpretations. Under APB No. 25, no compensation expense is recorded because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

On June 24, 2005, the Company accelerated the vesting of certain stock options granted on Feb. 11, 2003 and Feb. 10, 2004, totaling 2.4 million in each year. Unvested stock options awarded to the current executive officers of the Company on these grant dates, which aggregated 0.8 million and 0.6 million, respectively, were not accelerated. All other terms and conditions of the stock option grants remain unchanged.

In accordance with APB No. 25 and related interpretations, the acceleration of vesting of these stock options did not require accounting recognition in the Company’s income statement. The exercise prices of the 2003 and 2004 grants were $45.90 and $52.05, respectively, and the Company’s closing stock price on the date of acceleration was $35.64. The impact of the accelerated vesting was to increase pro forma stock-based compensation by $62 million, or $38 million net of tax, in the second quarter of 2005 and to decrease pro forma stock-based compensation expense disclosed below by $9 million, or $5 million net of tax, in the third quarter of 2005. In the first three quarters of 2005, the net impact was to increase pro forma stock-based compensation expense by $53 million, or $33 million net of tax.

The accelerated vesting of these stock options is one of several actions the Company has recently taken to reduce stock-based compensation expense that will be recorded in future years with the adoption of Financial Accounting Standard (“FAS”) No. 123R (see discussion under “New Accounting Standards” below). Over the last two years, the Company has reduced the number of stock options granted by approximately 45%. Also, the 2004 and 2005 option grants have an 8 year option term, down from 10 years for previous grants, and do not have a replacement option feature.

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

	Third Quarter Ended		Three Quarters Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net income, as reported	$ 24,011	$ 121,656	$ 400,248	$ 338,722
Less: Pro forma stock-based compensation
expense, net of tax:
General options	(4,571)	(11,742)	(63,533)	(37,439)
Replacement options	(55)	(3,696)	(1,209)	(13,408)
Employee stock purchase plan	(830)	(1,046)	(2,631)	(2,922)

Total	(5,456)	(16,484)	(67,373)	(53,769)

Pro forma net income	18,555	105,172	332,875	284,953
Preferred dividends	(2,090)	(2,077)	(6,270)	(6,231)

Pro forma net income attributable to
common shares	$ 16,465	$ 103,095	$ 326,605	$ 278,722

Weighted average common shares outstanding	311,345	318,364	314,706	323,988

Basic EPS:
As reported	$ .07	$ .38	$ 1.25	$ 1.03
Pro forma	$ .05	$ .32	$ 1.04	$ .86

Adjusted weighted average common
shares outstanding	313,797	322,018	317,378	329,257

Diluted EPS:
As reported	$ .07	$ .37	$ 1.24	$ 1.01
Pro forma	$ .05	$ .32	$ 1.03	$ .85

The pro forma compensation cost under the fair value method of FAS No. 123 was determined using the Black-Scholes option pricing model. The following weighted average assumptions were used for general and replacement options:

	Third Quarter Ended
	Sept. 25, 2005		Sept. 26, 2004
	General Options	Replacement Options	General Options	Replacement Options
Risk-free interest rate	3.7%	*	**	1.7%
Expected dividend yield	1.8%	*	**	1.0%
Expected stock price volatility	24.6%	*	**	20.6%
Expected life (in years)	5	*	**	2

Weighted average fair value	$ 8.52	*	**	$ 5.01

* There were no replacement options granted in the third quarter of 2005.
** There were no general awards granted in the third quarter of 2004.

	Three Quarters Ended
	Sept. 25, 2005		Sept. 26, 2004
	General Options	Replacement Options	General Options	Replacement Options
Risk-free interest rate	3.7%	3.3%	3.2%	1.7%
Expected dividend yield	1.8%	1.8%	1.0%	1.0%
Expected stock price volatility	28.1%	22.8%	31.1%	25.6%
Expected life (in years)	5	3	5	2

Weighted average fair value	$ 10.49	$ 6.96	$ 15.46	$ 7.51

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

NOTE 6:  PENSION AND POSTRETIREMENT BENEFITS

The components of net periodic benefit cost for Company-sponsored plans for the third quarter were as follows (in thousands):

	Pension Benefits Third Quarter Ended		Other Postretirement Benefits Third Quarter Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Service cost	$ 6,379	$ 5,215	$ 367	$ 394
Interest cost	20,588	19,862	1,944	2,989
Expected return on plans' assets	(32,255)	(32,332)	–	–
Recognized actuarial (gain) loss	15,100	11,112	(110)	–
Amortization of prior service costs	(359)	(520)	(361)	(397)
Amortization of transition asset	(1)	(1)	–	–

Net periodic benefit cost	$ 9,452	$ 3,336	$ 1,840	$ 2,986

The components of net periodic benefit cost for Company-sponsored plans for the first three quarters were as follows (in thousands):

	Pension Benefits Three Quarters Ended		Other Postretirement Benefits Three Quarters Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Service cost	$ 18,973	$ 15,761	$ 1,102	$ 1,314
Interest cost	61,328	60,033	5,830	7,743
Expected return on plans' assets	(95,936)	(97,903)	–	–
Recognized actuarial (gain) loss	44,503	33,345	(329)	–
Amortization of prior service costs	(1,067)	(1,437)	(1,083)	(986)
Amortization of transition asset	(3)	(3)	–	–

Net periodic benefit cost	$ 27,798	$ 9,796	$ 5,520	$ 8,071

For the year ended Dec. 25, 2005, the Company plans to contribute $7 million to certain of its union and non-qualified pension plans and $21 million to its other postretirement plans. As of Sept. 25, 2005, $5 million of contributions have been made to its union and non-qualified pension plans and $16 million of contributions have been made to its other postretirement plans.

NOTE 7:  NON-OPERATING ITEMS

The third quarter and first three quarters of 2005 included several non-operating items, summarized as follows (in thousands):

	Third Quarter Ended Sept. 25, 2005		Three Quarters Ended Sept. 25, 2005
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain	After-tax Gain (Loss)
Gain on change in fair values
of derivatives and related investments	$ 27,120	$ 16,543	$86,671	$ 52,869
Gain on sales of subsidiaries and
investments, net	487	297	2,894	1,765
Other, net	(432)	(263)	662	404
Income tax adjustments	–	(150,493)	–	(138,664)

Total non-operating items	$ 27,175	$(133,916)	$90,227	$(83,626)

The 2005 third quarter and first three quarters change in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. In the third quarter of 2005, the $27 million non-cash pretax gain resulted from a $14 million decrease in the fair value of the derivative component of the Company’s PHONES, and a $14 million increase in the fair value of 16 million shares of Time Warner common stock. In the first three quarters of 2005, the $87 million non-cash pretax gain resulted from a $106 million decrease in the fair value of the derivative component of the PHONES, partially offset by a $19 million decrease in the fair value of 16 million shares of Time Warner common stock.

As a result of the United States Tax Court opinion issued on Sept. 27, 2005 related to the Matthew Bender tax dispute, the Company recorded additional income tax expense of $150 million in the third quarter of 2005 (see note 3). In the first three quarters of 2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain other federal income tax issues.

The third quarter and first three quarters of 2004 included several non-operating items, summarized as follows (in thousands):

	Third Quarter Ended Sept. 26, 2004		Three Quarters Ended Sept. 26, 2004
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on change in fair values
of derivatives and related investments	$(20,839)	$(12,712)	$(46,111)	$(28,128)
Loss on early debt retirement	–	–	(140,506)	(87,549)
Gain (loss) on sales of subsidiaries and
investments, net	(238)	(145)	18,636	11,368
Other, net	610	372	(6,466)	(3,944)

Total non-operating items	$(20,467)	$(12,485)	$(174,447)	$(108,253)

The 2004 third quarter and first three quarters change in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. In the third quarter of 2004, the $21 million non-cash pretax loss resulted from a $15 million decrease in the fair value of 16 million shares of Time Warner common stock and a $6 million increase in the fair value of the derivative component of the Company’s PHONES. In the first three quarters of 2004, the $46 million non-cash pretax loss resulted from a $25 million increase in the fair value of the derivative component of the PHONES and a $21 million decrease in the fair value of 16 million shares of Time Warner common stock.

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

NOTE 8:  INVENTORIES

Inventories consisted of the following (in thousands):

	Sept. 25, 2005	Dec. 26, 2004
Newsprint (at LIFO)	$29,896	$38,373
Supplies and other	11,662	11,423

Total inventories	$41,558	$49,796

Newsprint inventories are valued under the LIFO method and were less than current cost by approximately $10 million at Sept. 25, 2005 and $6 million at Dec. 26, 2004.

NOTE 9:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets at Sept. 25, 2005 and Dec. 26, 2004 consisted of the following (in thousands):

	Sept. 25, 2005			Dec. 26, 2004
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to
amortization:
Subscribers (useful life of 15
to 20 years)	$ 195,750	$(61,170)	$ 134,580	$ 195,750	$(53,539)	$ 142,211
Network affiliation agreements
(useful life of 40 years)	290,320	(14,516)	275,804	290,320	(9,073)	281,247
Other (useful life of 3 to 40 years)	23,513	(6,286)	17,227	23,277	(4,965)	18,312

Total	509,583	(81,972)	427,611	509,347	(67,577)	441,770

Goodwill and other intangible assets
not subject to amortization:
Goodwill
Publishing	4,380,383	–	4,380,383	3,920,720	–	3,920,720
Broadcasting and entertainment	1,547,098	–	1,547,098	1,547,098	–	1,547,098

Total goodwill	5,927,481	–	5,927,481	5,467,818	–	5,467,818
Newspaper mastheads	1,575,814	–	1,575,814	1,575,814	–	1,575,814
FCC licenses	1,100,724	–	1,100,724	1,100,724	–	1,100,724
Tradename	7,932	–	7,932	7,932	–	7,932

Total	8,611,951	–	8,611,951	8,152,288	–	8,152,288

Total goodwill and other intangible
assets	$9,121,534	$(81,972)	$9,039,562	$8,661,635	$(67,577)	$8,594,058

As a result of the United States Tax Court opinion issued on Sept. 27, 2005 related to the Matthew Bender tax dispute, the Company recorded additional goodwill of $459 million (see note 3).

NOTE 10:  LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	Sept. 25, 2005	Dec. 26, 2004
Commercial paper, weighted average interest rate of 3.7%
and 2.4%, respectively	$ 13,196	$ 773,206
Medium-term notes, weighted average interest rate of 6.1% and
6.2%, respectively, due 2005-2008	682,785	733,285
Capitalized real estate obligation, effective interest rate of
7.7%, expiring 2009	63,996	74,462
4.875% notes due 2010, net of unamortized discount of $757	449,243	–
7.25% debentures due 2013, net of unamortized discount of $2,563
and $2,818, respectively	79,520	79,265
5.25% notes due 2015, net of unamortized discount of $1,558	328,442	–
7.5% debentures due 2023, net of unamortized discount of $4,262
and $4,438, respectively	94,488	94,312
6.61% debentures due 2027, net of unamortized discount of $2,331
and $2,409, respectively	82,629	82,551
7.25% debentures due 2096, net of unamortized discount of $18,351
and $18,492, respectively	129,649	129,508
Interest rate swap	31,373	31,102
Other notes and obligations	19,014	7,129

Total debt excluding PHONES	1,974,335	2,004,820
Less portions due within one year	(17,297)	(271,767)

Long-term debt excluding PHONES	1,957,038	1,733,053
2% PHONES debt related to Time Warner stock, due 2029	487,939	584,880

Total long-term debt	$ 2,444,997	$ 2,317,933

Long-Term Debt Issuance – In the third quarter of 2005, the Company issued $450 million ($449 million net of unamortized discount) 4.875% notes due 2010 and $330 million ($328 million net of unamortized discount) 5.25% notes due 2015. The proceeds from the issuance were used to repay commercial paper.

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

Current Portion of Long-Term Debt – The current portion of long-term debt includes $15 million of capitalized real estate obligation and $2 million of other obligations due within one year.

Exchangeable Subordinated Debentures due 2029 (“PHONES”) – In 1999, the Company issued 8 million PHONES for an aggregate principal amount of approximately $1.3 billion. The principal amount was equal to the value of 16 million shares of Time Warner common stock at the closing price of $78.50 per share on April 7, 1999. Quarterly payments are made to the PHONES holders at an annual rate of 2% of the initial principal. The Company records both cash and non-cash interest expense on the discounted debt component of the PHONES. The PHONES require additional principal payments equal to any dividends declared on the 16 million shares of Time Warner common stock. In September 2005, Time Warner declared a dividend of $.05 per share, which will require a fourth quarter payment of $.10 per PHONES. The Company records the dividends it receives on its Time Warner common stock as dividend income and accounts for the related payment to the PHONES holders as principal reduction.

The Company may redeem the PHONES at any time for the higher of the principal value of the PHONES ($157 per PHONES at Sept. 25, 2005) or the then market value of two shares of Time Warner common stock, subject to certain adjustments. At any time, holders of the PHONES may exchange a PHONES for an amount of cash equal to 95% (or 100% under certain circumstances) of the market value of two shares of Time Warner common stock. At Sept. 25, 2005, the market value per PHONES was $82.10, and the market value of two shares of Time Warner common stock was $35.96.

Under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. The fair value of the derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $657 million and $728 million at Sept. 25, 2005 and Dec. 26, 2004, respectively.

The discounted debt component and derivative component of the PHONES were as follows (in thousands):

	Sept. 25, 2005	Dec. 26, 2004
PHONES Debt:
Discounted debt component (at book value)	$451,361	$442,480
Derivative component (at fair value)	36,578	142,400

Total	$487,939	$584,880

Time Warner stock related to PHONES (at fair value)	$287,680	$306,240

If the PHONES are exchanged in the next year, the Company intends to refinance the PHONES, and has the ability to do so on a long-term basis through its existing revolving credit agreements. Accordingly, the PHONES have been classified as long-term.

In connection with the routine examination of the Company’s federal income tax returns for 2000 and 2001, the IRS has proposed that the Company capitalize the interest on the PHONES as additional tax basis in the Company’s 16 million shares of Time Warner common stock, rather than currently deducting such interest. The National Office of the IRS has issued a Technical Advice Memorandum that supports the proposed treatment. The Company disagrees with the IRS’s position and has requested the IRS administrative appeals office to review the issue. An appeals officer was appointed in August 2005, and the Company anticipates an initial meeting in the fourth quarter. The effect of the treatment proposed by the IRS would be to increase the Company’s tax liability by approximately $88 million for the period 2000-2001 and by approximately $200 million for the period 2002 through the third quarter of 2005. If the IRS were to prevail in its proposed treatment, there would be no effect on the Company’s reported income for any of these periods. The potential tax payments would be recorded as a reduction in the Company’s deferred tax liability, and the Company has accrued the interest that would be assessed on these potential payments.

Revolving Credit Agreements – At Sept. 25, 2005, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.2 billion, expiring in December 2008. The agreements contain various interest rate options and provide for annual fees based on a percentage of the commitment. The agreements contain covenants which require the Company to maintain a minimum interest coverage ratio. No amounts were borrowed under the agreements at Sept. 25, 2005, and the Company was in compliance with the covenants. In addition to the exchange value of the PHONES, the Company intends to refinance $13 million of commercial paper and $170 million of medium-term notes, which are scheduled to mature by Sept. 25, 2006, and has the ability to do so on a long-term basis through its existing revolving credit agreements. Accordingly, these notes and commercial paper have been classified as long-term.

NOTE 11:  COMPREHENSIVE INCOME

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

The Company’s comprehensive income was as follows (in thousands):

	Third Quarter Ended		Three Quarters Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Net income	$ 24,011	$ 121,656	$ 400,248	$ 338,722

Unrealized holding gain (loss) on marketable
securities classified as available-for-sale:
Unrealized holding gain (loss) arising during
the period, before tax	2,711	(3,019)	(4,365)	(6,335)
Income taxes	(1,058)	1,176	1,702	2,407

Increase (decrease) in net unrealized gain on marketable
securities classified as available-for-sale	1,653	(1,843)	(2,663)	(3,928)

Change in foreign currency translation adjustments,
net of tax	68	73	(50)	(2)

Other comprehensive income (loss)	1,721	(1,770)	(2,713)	(3,930)

Comprehensive income	$ 25,732	$ 119,886	$ 397,535	$ 334,792

NOTE 12:  OTHER DEVELOPMENTS

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

Newsday has six collective bargaining agreements with the Graphics Communications Conference of the International Brotherhood of Teamsters. Over half of Newsday’s workforce, including editorial, operations and transportation, is covered by these agreements. The agreements were last negotiated in 1995 and expire on a staggered schedule in the first half of 2006. Negotiations for new agreements commenced in August 2005. The Company cannot predict when the negotiations will be completed. The possibility of work slowdowns or other business interruptions exists.

FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as subsequently amended, was effective for the Company as of Dec. 29, 2003. FIN 46 provides a new accounting model for determining when to consolidate investments that are less than wholly owned. The Company holds significant variable interests, as defined by FIN 46, in CareerBuilder, LLC, Classified Ventures, LLC, ShopLocal, LLC (formerly CrossMedia Services, Inc.) and Topix, LLC, but the Company has determined that it is not the primary beneficiary of these entities. The Company’s maximum loss exposure related to these entities is limited to its equity investments in CareerBuilder, LLC, Classified Ventures, LLC, ShopLocal, LLC and Topix, LLC, which were $77 million, $42 million, $25 million and $16 million, respectively, at Sept. 25, 2005. The adoption of FIN 46 had no impact on the Company.

NOTE 13:  SEGMENT INFORMATION

Financial data for each of the Company’s business segments was as follows (in thousands):

	Third Quarter Ended		Three Quarters Ended
	Sept. 25, 2005	Sept. 26, 2004	Sept. 25, 2005	Sept. 26, 2004
Operating revenues:
Publishing	$ 980,354	$ 981,457	$ 3,024,490	$ 3,030,904
Broadcasting and entertainment	422,456	432,394	1,156,132	1,211,195

Total operating revenues	$ 1,402,810	$ 1,413,851	$ 4,180,622	$ 4,242,099

Operating profit (1):
Publishing	$ 169,730	$ 131,780	$ 585,920	$ 492,379
Broadcasting and entertainment	130,689	138,355	331,776	395,385
Corporate expenses	(13,108)	(12,481)	(40,028)	(38,078)

Total operating profit	$ 287,311	$ 257,654	$ 877,668	$ 849,686

	Sept. 25, 2005	Dec. 26, 2004
Assets:
Publishing	$ 8,573,771	$ 8,218,516
Broadcasting and entertainment	4,460,564	4,444,988
Corporate	1,460,403	1,504,692

Total assets	$14,494,738	$14,168,196

(1)     Operating profit for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS
                OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the third quarter and first three quarters of 2005 to the third quarter and first three quarters of 2004. Certain prior year amounts have been reclassified to conform with the 2005 presentation. These reclassifications had no impact on reported 2004 total revenues, operating profit or net income.

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

RECENT DEVELOPMENTS

During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate transactions, which were structured to qualify as tax-free reorganizations under the Internal Revenue Code. The Company believes these transactions were completed on a tax-free basis. However, the Internal Revenue Service (“IRS”) audited the transactions and disagreed with the position taken by Times Mirror. In the fourth quarter of 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. The Company filed a petition in United States Tax Court in November 2002 to contest the IRS position, and in December 2004, the Company presented its position in United States Tax Court.

On Sept. 27, 2005, the United States Tax Court issued an opinion contrary to the Company’s position and determined that the Matthew Bender transaction was a taxable sale. Since the Matthew Bender and Mosby transactions are similar, the Company expects the Tax Court to issue an adverse opinion on the Mosby transaction as well. Taxes and related interest for both the Matthew Bender and Mosby transactions total approximately $1 billion. Over time, deductions for state taxes and interest are expected to reduce the net cash outlay to approximately $837 million.

The Company will appeal the Tax Court ruling to the United States Court of Appeals for the Seventh Circuit. The Company does not expect a ruling before the first half of 2007. The Company cannot predict with certainty the outcome of this appeal.

Times Mirror established a tax reserve of $180 million in 1998 when it entered into the transactions. The reserve represented Times Mirror’s best estimate of the amount the expected IRS and state income tax claims could be settled for based upon an analysis of the facts and circumstances surrounding the issue. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the Company treated this item as an uncertain tax position at the time of the Times Mirror acquisition in 2000 and concluded that the estimate determined by Times Mirror was the most appropriate estimate of the exposure. The Company has maintained this initial reserve, plus interest, and has evaluated the adequacy of the reserve on a periodic basis. At Dec. 26, 2004, the reserve, including pretax interest of $66 million, totaled $246 million ($221 million after including the tax benefit of the interest). In the first three quarters of 2005, the Company recorded additional after-tax interest of $7 million on the reserve.

As a result of the Tax Court ruling, the Company increased its tax reserve by an additional $609 million in the third quarter of 2005 by recording additional income tax expense of $150 million, representing additional after-tax interest applicable to the post-acquisition period, and goodwill of $459 million. In accordance with EITF No. 93-7, the Company adjusted goodwill because the tax contingencies existed at the time of the Times Mirror acquisition. The adjusted tax reserve of $837 million is included in “income taxes payable” in the Company’s Sept. 25, 2005 unaudited condensed consolidated balance sheet. The Dec. 26, 2004 reserve of $221 million is included in “compensation and other obligations” in the Company’s Dec. 26, 2004 condensed consolidated balance sheet.

A summary of the activity with respect to the Matthew Bender and Mosby tax reserve is as follows (in millions):

Reserve at Dec. 26, 2004:
Tax	$180
After-tax interest ($66 million pretax)	41

Reserve at Dec. 26, 2004 (included in "compensation and other obligations")	221
After-tax interest recorded in income tax expense
in the first three quarters of 2005 ($11 million pretax)	7
Additional reserve recorded as a result of the Tax Court ruling:
Charged to income tax expense	150
Additional goodwill	459

Total additional reserve	609

Reserve at Sept. 25, 2005 (included in "income taxes payable")	$837

On Sept. 30, 2005, the Company paid $880 million to the IRS, representing the federal tax and interest owed on the transactions, and financed the payment through the issuance of commercial paper. The Company expects to make related state tax and interest payments of approximately $125 million by mid 2006.

NON-OPERATING ITEMS

The third quarter and first three quarters of 2005 included several non-operating items, summarized as follows (in millions, except per share data):

	Third Quarter Ended Sept. 25, 2005			Three Quarters Ended Sept. 25, 2005
	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS	Pretax Gain	After-tax Gain (Loss)	Diluted EPS
Gain on change in fair values
of derivatives and related investments	$ 27.1	$ 16.5	$ .05	$ 86.7	$ 52.9	$ .17
Gain on sales of subsidiaries and
investments, net	.5	.3	–	2.9	1.8	.01
Other, net	(.4)	(.3)	–	.6	.4	–
Income tax adjustments	–	(150.4)	(.48)	–	(138.7)	(.44)

Total non-operating items	$ 27.2	$ (133.9)	$ (.43)	$ 90.2	$ (83.6)	$ (.26)

The 2005 third quarter and first three quarters change in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. In the third quarter of 2005, the $27 million non-cash pretax gain resulted from a $14 million decrease in the fair value of the derivative component of the Company’s PHONES, and a $14 million increase in the fair value of 16 million shares of Time Warner common stock. In the first three quarters of 2005, the $87 million non-cash pretax gain resulted from a

$106 million decrease in the fair value of the derivative component of the PHONES, partially offset by a $19 million decrease in the fair value of 16 million shares of Time Warner common stock.

As a result of the United States Tax Court opinion issued on Sept. 27, 2005 related to the Matthew Bender tax dispute, the Company recorded additional income tax expense of $150 million in the third quarter of 2005 (see note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof). In the first three quarters of 2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain other federal income tax issues.

The third quarter and first three quarters of 2004 included several non-operating items, summarized as follows (in millions, except per share data):

	Third Quarter Ended Sept. 26, 2004			Three Quarters Ended Sept. 26, 2004
	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Loss on change in fair values
of derivatives and related investments	$ (20.9)	$ (12.7)	$ (.04)	$ (46.1)	$ (28.1)	$ (.08)
Loss on early debt retirement	–	–	–	(140.5)	(87.6)	(.26)
Gain (loss) on sales of subsidiaries and
investments, net	(.2)	(.2)	–	18.6	11.4	.03
Other, net	.6	.4	–	(6.5)	(4.0)	(.02)

Total non-operating items	$ (20.5)	$ (12.5)	$ (.04)	$ (174.5)	$ (108.3)	$ (.33)

The 2004 third quarter and first three quarters change in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. In the third quarter of 2004, the $21 million non-cash pretax loss resulted from a $15 million decrease in the fair value of 16 million shares of Time Warner common stock and a $6 million increase in the fair value of the derivative component of the Company’s PHONES. In the first three quarters of 2004, the $46 million non-cash pretax loss resulted from a $25 million increase in the fair value of the derivative component of the PHONES and a $21 million decrease in the fair value of 16 million shares of Time Warner common stock.

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

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2005 and 2004 third quarters reflect these seasonal patterns.

CONSOLIDATED

The Company’s consolidated operating results for the third quarter and first three quarters of 2005 and 2004 are shown in the table below (in millions, except per share data).

	Third Quarter				Three Quarters
	2005	2004	Change		2005	2004	Change
Operating revenues	$ 1,403	$ 1,414	-	1%	$ 4,181	$ 4,242	-	1%

Operating profit (1)	$ 287	$ 258	+	12%	$ 878	$ 850	+	3%

Net income (loss) on equity investments	$ 8	$ (2)		*	$ 20	$ (2)		*

Net income	$ 24	$ 122	-	80%	$ 400	$ 339	+	18%

Diluted earnings per share	$ .07	$ .37	-	81%	$ 1.24	$ 1.01	+	23%

(1)     Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

* Not meaningful

Earnings Per Share (“EPS”) – Diluted EPS for the 2005 third quarter was $.07 compared with $.37 in 2004. The 2005 third quarter results included a net non-operating loss of $.43 per diluted share, while the 2004 third quarter included a net non-operating loss of $.04 per diluted share. Diluted EPS for the first three quarters of 2005 was $1.24 compared with $1.01 in 2004. The 2005 first three quarters results included a net non-operating loss of $.26 per diluted share, while the 2004 three quarter results included a net non-operating loss of $.33 per diluted share. Diluted EPS for the third quarter and first three quarters of 2004 also included a charge of $.10 and $.17 per diluted share, respectively, related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York (see Note 4 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof). The first three quarters of 2004 also included a charge of $.03 per diluted share for the elimination of 375 positions in the publishing group.

Operating Revenues and Profit – The Company’s consolidated operating revenues, depreciation and amortization expense, and operating profit by business segment for the third quarter and first three quarters were as follows (in millions):

	Third Quarter				Three Quarters
	2005	2004	Change		2005	2004	Change
Operating revenues
Publishing	$ 980	$ 982		–	$ 3,025	$ 3,031		–
Broadcasting and entertainment	423	432	-	2%	1,156	1,211	-	5%

Total operating revenues	$ 1,403	$ 1,414	-	1%	$ 4,181	$ 4,242	-	1%

Depreciation and amortization expense
Publishing	$ 42	$ 43		–	$ 132	$ 134	-	1%
Broadcasting and entertainment	13	13	-	2%	38	39	-	3%
Corporate	1	-	+	2%	1	1	-	1%

Total depreciation and amortization expense	$ 56	$ 56	-	1%	$ 171	$ 174	-	2%

Operating profit (loss) (1)
Publishing	$ 170	$ 132	+	29%	$ 586	$ 493	+	19%
Broadcasting and entertainment	130	138	-	6%	332	395	-	16%
Corporate expenses	(13)	(12)	+	5%	(40)	(38)	+	5%

Total operating profit	$ 287	$ 258	+	12%	$ 878	$ 850	+	3%

(1)     Operating profit for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Consolidated operating revenues for the 2005 third quarter declined 1% to $1.40 billion from $1.41 billion in 2004, and for the first three quarters decreased 1% to $4.18 billion from $4.24 billion. These declines were primarily due to lower broadcasting and entertainment television revenues.

Consolidated operating profit increased 12%, or $29 million, in the third quarter of 2005 and 3%, or $28 million, in the first three quarters of 2005. Publishing operating profit increased 29%, or $38 million, in the third quarter of 2005 and 19%, or $93 million, in the first three quarters primarily as a result of lower operating expenses. Publishing operating expenses declined 5%, or $40 million, in the third quarter of 2005 and 4%, or $99 million, in the first three quarters of 2005. Publishing operating expenses in the third quarter and first three quarters of 2004 included pretax charges of $55 million and $90 million, respectively, related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York (see Note 4 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof). The first three quarters of 2004 also included a pretax charge of $17 million for the elimination of 375 positions. Increases in publishing advertising revenues of 2% and 1% for the third quarter and first three quarters of 2005, respectively, were offset by declines in circulation revenue of 7% and 8% for the third quarter and first three quarters of 2005, respectively. Broadcasting and entertainment operating profit was down 6%, or $8 million, in the third quarter of 2005 and 16%, or $63 million, in the first three quarters. In both periods, the decreases were primarily due to a decline in television revenues, partially offset by an increase in radio/entertainment revenues.

Operating Expenses – Consolidated operating expenses for the third quarter and first three quarters were as follows (in millions):

	Third Quarter				Three Quarters
	2005	2004	Change		2005	2004	Change
Cost of sales	$ 708	$ 700	+	1%	$2,071	$2,043	+	1%
Selling, general and administrative	352	400	-	12%	1,061	1,175	-	10%
Depreciation and amortization	56	56	-	1%	171	174	-	2%

Total operating expenses	$1,116	$1,156	-	4%	$3,303	$3,392	-	3%

Cost of sales increased 1%, or $8 million, in the 2005 third quarter and 1%, or $28 million, in the first three quarters primarily due to an increase in newsprint and ink and compensation expenses, partially offset by a decrease in programming expense. Newsprint and ink expense was up 5%, or $6 million, in the third quarter and 2%, or $7 million, for the first three quarters of 2005, due to higher newsprint costs per ton, partially offset by lower consumption. Compensation expense in the third quarter of 2005 increased 1%, or $2 million. For the first three quarters of 2005, compensation expense increased 2%, or $16 million, primarily due to higher player compensation at the Chicago Cubs and higher compensation expected in television. Programming expense decreased 3%, or $3 million, in the third quarter and 1%, or $4 million, in the first three quarters of 2005.

Selling, general and administrative (“SG&A”) expenses were down 12%, or $48 million, in the 2005 third quarter and 10%, or $114 million, in the first three quarters. Compensation expense decreased $1 million in the 2005 third quarter and 4%, or $23 million, in the first three quarters primarily due to the absence of the $17 million charge related to the elimination of 375 positions in the second quarter of 2004 and savings from staff reductions in 2004. Other SG&A expenses declined $46 million in the third quarter of 2005 and $90 million in the first three quarters. Other SG&A expenses for the third quarter and first three quarters of 2004 included charges of $55 million and $90 million, respectively, related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York (see Note 4 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof).

PUBLISHING

Operating Revenues and Profit – The following table presents publishing operating revenues, operating expenses and operating profit for the third quarter and first three quarters (in millions).

	Third Quarter				Three Quarters
	2005	2004	Change		2005	2004	Change
Operating revenues	$980	$982		–	$3,025	$3,031		–

Operating expenses	810	850	-	5%	2,439	2,538	-	4%

Operating profit (1)	$170	$132	+	29%	$ 586	$ 493	+	19%

(1)     Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Publishing operating revenues were essentially flat for the third quarter and first three quarters of 2005 at $1 billion and $3 billion, respectively. Increases in Chicago, South Florida and Orlando were largely offset by declines at Los Angeles, Newsday and Baltimore. In September 2004, Newsday implemented lower ad rates as a result of the significant reduction in reported circulation.

Operating profit for the 2005 third quarter rose 29%, or $38 million, and for the first three quarters increased 19%, or $93 million. Publishing operating expenses in the third quarter and first three quarters of 2004 included pretax charges of $55 million and $90 million, respectively, related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York (see Note 4 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof). The first three quarters of 2004 also included a pretax charge of $17 million for the elimination of 375 positions. All other operating expenses were up $16 million in the third quarter of 2005 and $7 million in the first three quarters.

Publishing operating revenues, by classification, for the third quarter and first three quarters were as follows (in millions):

	Third Quarter				Three Quarters
	2005	2004	Change		2005	2004	Change
Advertising
Retail	$307	$304	+	1%	$ 943	$ 936	+	1%
National	172	178	-	3%	563	580	-	3%
Classified	294	275	+	7%	878	834	+	5%

Total advertising	773	757	+	2%	2,384	2,350	+	1%
Circulation	146	158	-	7%	448	489	-	8%
Other	61	67	-	8%	193	192		–

Total revenues	$980	$982		–	$3,025	$3,031		–

Total advertising revenues rose 2% in the third quarter and 1% in the first three quarters of 2005. Retail advertising was up 1%, or $3 million, in the third quarter and 1%, or $7 million, in the first three quarters of 2005 due to an increase in hardware/home improvement, partially offset by decreases in the food & drug, electronics and department stores categories. Preprint revenues increased 1% for the third quarter and 4% for the first three quarters of 2005 due to increases at Los Angeles, Chicago and South Florida, partially offset by a decrease at Newsday. National advertising revenues decreased 3%, or $6 million, in the third quarter and 3%, or $17 million, in the first three quarters of 2005 primarily due to decreases in wireless, movies, technology and transportation, partially offset by an increase in the financial category. Classified advertising revenues improved 7%, or $19 million, in the third quarter and 5%, or $44 million, in the first three quarters of 2005. The third quarter increase was primarily due to a 17% increase in help wanted and a 16% increase in real estate, partially offset by a 4% decrease in auto. The first three quarters increase was primarily due to a 13% gain in help wanted and a 14% increase in real estate, partially offset by a 6% decrease in auto. Interactive revenues, which are included in the above categories, increased 46%, or $15 million, in the third quarter and 44%, or $40 million, in the first three quarters of 2005 due to strength in classified help wanted advertising.

Advertising volume for the third quarter and first three quarters was as follows:

	Third Quarter				Three Quarters
Inches (in thousands)	2005	2004	Change		2005	2004	Change
Full run
Retail	1,374	1,411	-	3%	4,254	4,348	-	2%
National	858	923	-	7%	2,743	2,913	-	6%
Classified	2,582	2,537	+	2%	7,571	7,893	-	4%

Total full run	4,814	4,871	-	1%	14,568	15,154	-	4%
Part run	4,965	5,198	-	4%	15,340	15,420	-	1%

Total inches	9,779	10,069	-	3%	29,908	30,574	-	2%

Preprint pieces (in millions)	3,494	3,440	+	2%	10,692	10,324	+	4%

Full run advertising inches decreased 1% in the third quarter as a result of declines in the retail and national categories. In the first three quarters of 2005, full run advertising inches were down 4% due to declines in all three major advertising categories. Full run retail advertising inches were down 3% in the third quarter and 2% in the first three quarters due to decreases in Baltimore, Southern Connecticut, and Newport News, partially offset by increases at Orlando and the Los Angeles edition of Hoy, which was launched in March 2004. Full run national advertising inches decreased 7% in the third quarter and 6% in the first three quarters primarily due to reductions in Los Angeles, Baltimore, Orlando and the New York edition of Hoy, partially offset by an increase in South Florida and Southern Connecticut. Full run classified advertising inches were up 2% in the third quarter and down 4% in the first three quarters of 2005. The third quarter increase was primarily due to growth in Orlando, Newport News and Chicago, partially offset by decreases in Baltimore and the Chicago edition of Hoy. The decrease in the first three quarters of 2005 was primarily due to declines in South Florida, Baltimore and the New York edition of Hoy, partially offset by an increase in Orlando. Part run advertising inches decreased 4% in the third quarter and 1% in the first three quarters of 2005 primarily due to decreases in Los Angeles and Chicago, partially offset by increases in Orlando and Newsday. Preprint advertising pieces were up 2% in the third quarter and 4% in the first three quarters of 2005 primarily due to increases in Los Angeles, Chicago, Hartford and the New York and Chicago editions of Hoy, partially offset by a decrease in Newsday.

Circulation revenues were down 7% in the third quarter and 8% in the first three quarters of 2005 primarily due to volume declines, as well as selectively higher discounting. The largest revenue declines were at Los Angeles, Chicago and Newsday. Total net paid circulation for Tribune’s 11 daily newspapers averaged 3.0 million copies daily (Mon-Sat) and 4.3 million copies Sunday for the 2005 third quarter, a decline of 2 percent and 3 percent, respectively, from the prior year. Individually paid circulation (home delivery plus single copy) averaged 2.8 million copies daily and 4.1 million copies Sunday, a decline of 1 percent and 3 percent, respectively.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues decreased 8%, or $6 million, in the 2005 third quarter and were flat for the first three quarters of 2005.

Operating Expenses – Operating expenses for the third quarter and first three quarters were as follows (in millions):

	Third Quarter				Three Quarters
	2005	2004	Change		2005	2004	Change
Compensation	$336	$332	+	1%	$1,022	$1,044	-	2%
Newsprint and ink	121	115	+	5%	360	353	+	2%
Circulation distribution	114	117	-	3%	342	353	-	3%
Outside services	74	70	+	6%	226	207	+	9%
Promotion	28	24	+	15%	82	78	+	5%
Depreciation and amortization	42	43		–	132	134	-	1%
Other	95	149	-	35%	275	369	-	26%

Total operating expenses	$810	$850	-	5%	$2,439	$2,538	-	4%

Publishing operating expenses decreased 5%, or $40 million, in the third quarter and 4%, or $99 million, in the first three quarters of 2005 primarily due to the absence of the previously discussed 2004 charges, which totaled $55 million in the third quarter and $107 million in the first three quarters of 2004. Compensation expense increased 1%, or $4 million, in the third quarter primarily due to higher retirement plan and workers’ compensation expenses and decreased 2%, or $22 million, in the first three quarters of 2005 primarily due to the absence of the $17 million charge related to the elimination of 375 positions in the second quarter of 2004 and savings from staff reductions in 2004. Newsprint and ink expense was up 5%, or $6 million, in the third quarter and 2%, or $7 million, for the first three quarters of 2005, as newsprint cost per ton was up 18% in the third quarter and 15% in the first three quarters of 2005, while consumption decreased 11% in the third quarter and first three quarters of 2005. The Company’s newspapers are transitioning to lighter weight newsprint that on a per ton basis costs more but yields more pages. The increase in newsprint cost per ton reflects increased market prices and the higher cost of lighter weight paper. Circulation distribution expense declined 3%, or $3 million, in the third quarter and 3%, or $11 million, in the first three quarters due to lower payments to outside contractors primarily as a result of circulation volume declines. Outside services expense rose 6%, or $4 million, in the third quarter and 9%, or $19 million, in the first three quarters of 2005. Other cash expenses decreased 35%, or $54 million, in the third quarter and 26%, or $94 million, in the first three quarters of 2005. Other cash expenses for the third quarter and first three quarters of 2004 included charges of $55 million and $90 million, respectively, related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York (see Note 4 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof).

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit – The following table presents broadcasting and entertainment operating revenues, operating expenses and operating profit for the third quarter and first three quarters (in millions). Entertainment includes Tribune Entertainment and the Chicago Cubs.

	Third Quarter				Three Quarters
	2005	2004	Change		2005	2004	Change
Operating revenues
Television	$307	$327	-	6%	$ 931	$1,001	-	7%
Radio/entertainment	116	105	+	10%	225	210	+	7%

Total operating revenues	$423	$432	-	2%	$1,156	$1,211	-	5%

Operating expenses
Television	$214	$206	+	4%	$ 629	$ 622	+	1%
Radio/entertainment	79	88	-	11%	195	194	+	1%

Total operating expenses	$293	$294	-	1%	$ 824	$ 816	+	1%

Operating profit (1)
Television	$ 93	$121	-	23%	$ 302	$ 379	-	20%
Radio/entertainment	37	17	+	118%	30	16	+	80%

Total operating profit	$130	$138	-	6%	$ 332	$ 395	-	16%

(1)     Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Broadcasting and entertainment operating revenues decreased 2%, or $9 million, in the 2005 third quarter and 5%, or $55 million, in the first three quarters due to lower television revenues, partially offset by an increase in radio/entertainment revenues. Television revenues were down 6%, or $20 million, in the third quarter and 7%, or $70 million, for the first three quarters of 2005 due to lower advertising revenues, which were affected by a continuing uneven advertising environment, primarily driven by weakness in the movie, telecom, and automotive categories. In addition, station revenues in New York, Los Angeles, Chicago and Boston were impacted by lower audience ratings due in part to the use of Nielsen’s Local People Meters (“LPMs”) in these markets. Compared to Nielsen’s previous measurement methodology, LPMs have tended to reduce the overall share of broadcast television in relation to cable television and, within the broadcast television universe, disadvantage stations like Tribune’s that target younger audiences. Radio/entertainment revenues increased 10% or $11 million, in the third quarter and 7%, or $15 million, in the first three quarters of 2005 primarily due to an increase at the Chicago Cubs, partially offset by lower revenues at Tribune Entertainment. Chicago Cubs revenues increased as a result of four additional home games in the third quarter and growth in marketing & broadcasting revenues. The fourth quarter of 2005 will include five fewer home games compared to the prior year. Tribune Entertainment revenues declined due to fewer programs in production.

Operating profit for broadcasting and entertainment was down 6%, or $8 million, in the 2005 third quarter and 16%, or $63 million, for the first three quarters. Television operating profit decreased 23%, or $28 million, in the third quarter and 20%, or $77 million, in the first three quarters due to declines in operating revenues. Radio/entertainment operating profit increased $20 million in the third quarter of 2005 and $14 million in the first three quarters due to higher revenues at the Chicago Cubs and lower cash operating expenses primarily due to fewer programs in production at Tribune Entertainment.

Operating Expenses – Operating expenses for the third quarter and first three quarters were as follows (in millions):

	Third Quarter				Three Quarters
	2005	2004	Change		2005	2004	Change
Compensation	$132	$134	-	2%	$352	$339	+	4%
Programming	100	103	-	3%	299	303	-	1%
Depreciation and amortization	13	13	-	2%	38	39	-	3%
Other	48	44	+	8%	135	135		–

Total operating expenses	$293	$294	-	1%	$824	$816	+	1%

Broadcasting and entertainment operating expenses decreased 1%, or $1 million, in the third quarter of 2005 and increased 1%, or $8 million, for the first three quarters. Compensation expense decreased 2%, or $2 million, in the third quarter of 2005. In the first three quarters of 2005, compensation expense increased 4%, or $13 million, primarily due to higher player compensation at the Chicago Cubs and increases in television. Programming expense decreased 3%, or $3 million, in the third quarter of 2005 and decreased 1%, or $4 million, for the first three quarters. Other cash expenses increased 8%, or $4 million, in the third quarter of 2005 and remained flat in the first three quarters. Other cash expenses in the third quarter of 2005 included approximately $2 million of charges related to property damage at the Company’s two New Orleans television stations as a result of Hurricane Katrina.

CORPORATE EXPENSES

Corporate expenses for the 2005 third quarter increased 5% to $13.1 million from $12.5 million in the third quarter of 2004, and for the first three quarters of 2005 increased 5% to $40.0 million from $38.1 million.

EQUITY RESULTS

Net equity income totaled $8 million in the 2005 third quarter, compared with a loss of $2 million in 2004. Net equity income for the 2005 first three quarters was $20 million, compared with a 2004 loss of $2 million. The increases reflect improvements at TV Food Network and Comcast SportsNet Chicago. In addition, the Company is no longer recording losses for The WB Network as the Company’s book investment has been reduced to zero.

INTEREST AND INCOME TAXES

Interest expense for the 2005 third quarter increased 10% to $39 million as a result of the new long-term notes issued in August 2005, which were used to repay lower interest rate commercial paper borrowings. During the first three quarters of 2005, interest expense decreased 8% to $109 million primarily due to the retirement of higher interest rate debt in the second quarter of 2004. Debt, excluding the PHONES, was $2.0 billion at the end of the 2005 third quarter and increased to $2.9 billion shortly thereafter as a result of issuing commercial paper to pay the federal portion of the Matthew Bender and Mosby tax liabilities. Interest and dividend income for the 2005 third quarter increased to $3 million from $.3 million in 2004, and for the first three quarters increased to $5 million from $3 million in 2004 due to higher cash balances and $.9 million of dividend income related to the Company’s investment in 19 million Time Warner shares. In September 2005, Time Warner paid a dividend of $.05 per share.

The effective tax rate in the 2005 third quarter and first three quarters was 91.6% and 54.7%, respectively. In the third quarter of 2005, the Company recorded additional income tax expense of $150 million related to the Matthew Bender and Mosby tax liabilities (see note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof). In the first quarter of 2005, the Company reduced its income tax expense and liabilities by $12 million as a result of favorably resolving certain other federal income tax issues. The impact of the income tax adjustments on the effective tax rate in the third quarter and first three quarters of 2005 was 52.4% and 15.6%, respectively. The effective tax rate in the 2004 third quarter and first three quarters was 39.4% and 39.3%, respectively.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by operations in the first three quarters was $723 million in 2005, down 12% from $819 million in 2004. The Company expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and proceeds from the issuance of stock related to stock option exercises.

Net cash used for investments totaled $186 million in the first three quarters of 2005 compared with $130 million in the first three quarters of 2004. The Company spent $115 million for capital expenditures and $76 million in cash for acquisitions and investments in the first three quarters of 2005.

Net cash used for financing activities in the 2005 first three quarters was $531 million and included repayments of commercial paper and long-term debt, repurchases of Tribune common stock and the payment of dividends, partially offset by issuances of long-term debt and proceeds from sales of stock to employees. The Company repaid $760 million of commercial paper, net of issuances, and $66 million of long-term debt during the first three quarters of 2005. The Company repurchased and retired 9.0 million shares of its common stock in the open market for $334 million in the first three quarters of 2005. Under a 2000 stock repurchase authorization, the Company may buy back an additional $267 million of its common stock. Dividends paid on common and preferred stock totaled $176 million in the first three quarters of 2005. Quarterly dividends on the Company’s common stock increased from $.12 in 2004 to $.18 per share in 2005. The Company issued $778 million of long-term debt during the first three quarters of 2005, which included $450 million ($449 million net of unamortized discount) 4.875% notes due 2010 and $330 million ($328 million net of unamortized discount) 5.25% notes due 2015.

The Company has revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.2 billion. As of Sept. 25, 2005, no amounts were borrowed under these credit agreements.

The Company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. As of Sept. 25, 2005, the Company had $13 million of commercial paper outstanding. On Sept. 30, 2005, the Company paid $880 million to the IRS, representing the federal tax and interest owed on the Matthew Bender and Mosby transactions, and financed the payment through the issuance of commercial paper. The Company expects to make related state tax and interest payments of approximately $125 million by mid 2006 (see note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof).

The Company’s commercial paper is rated “A-2,” “P-2,” “F-2” and “R-1L” by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”), Fitch Ratings (“Fitch”) and Dominion Bond Rating Service (“Dominion”), respectively. The Company’s senior unsecured long-term debt is rated “A-” by S&P, “A3” by Moody’s, “A-” by Fitch and “A” by Dominion. In October 2005, Fitch lowered the Company’s commercial paper ratings from “F-1” to “F-2” and lowered the Company’s senior unsecured long-term debt ratings from “A” to “A-” with a negative outlook. Also in October 2005, S&P lowered the Company’s commercial paper ratings from “A-1” to “A-2” and lowered the Company’s senior unsecured long-term debt ratings from “A” to “A-” with a stable outlook. In September 2005, Dominion confirmed the Company’s commercial paper ratings but placed the Company’s long-term ratings “Under Review with Negative Implications.”

The Company has for several years maintained active debt shelf registration statements for its medium-term note program and other financing needs. The $778 million debt financing completed in the third quarter of 2005 used the remaining capacity under these shelf registration statements. The Company intends to file a $1 billion shelf registration statement in the fourth quarter of 2005. Proceeds from any future debt issuances under a new shelf would be used for general corporate purposes, including repayment of debt, capital expenditures, working capital, financing of acquisitions and stock repurchase programs.

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

2005 FINANCIAL ASSUMPTIONS

Consolidated revenues will continue to be impacted by many factors, including changes in national and local economic conditions, job creation, circulation and audience share levels. Investors are encouraged to review the Company’s monthly revenue releases for current trends.

For the full year 2005, consolidated operating expenses are expected to decline due to the absence of the $90 million advertising settlement charge and the $41 million of position elimination costs recorded in 2004. All other consolidated operating expenses are expected to be flat to up slightly for 2005 due to higher expenses for retirement plans and newsprint, along with a slight increase in broadcast rights expense. Net equity income is projected to be higher than 2004. Interest expense is expected to be up from 2004 due to the payment of the Matthew Bender and Mosby tax liabilities and higher interest rates. Capital expenditures are projected to be flat to up slightly over 2004.

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

The following analysis presents the hypothetical change at Sept. 25, 2005 in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price. As of Sept. 25, 2005, the Company’s common stock investments in publicly traded companies that are classified as available-for-sale consisted primarily of 3.1 million shares of Time Warner common stock unrelated to PHONES (see discussion below in “Derivatives and Related Trading Securities”).

	Valuation of Investments Assuming Indicated Decrease in Stock's Price			Sept. 25, 2005	Valuation of Investments Assuming Indicated Increase in Stock's Price
(In thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Common stock
investments in
public companies	$39,107	$44,694	$50,281	$55,868 (1)	$61,454	$67,041	$72,628

(1)	Excludes 16 million shares of Time Warner common stock. See discussion below in “Derivatives and Related Trading Securities.”

During the last 12 quarters preceding Sept. 25, 2005, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in three of the quarters, by 20% or more in one of the quarters and by 30% or more in one of the quarters.

Derivatives and Related Trading Securities – The Company has issued 8 million PHONES indexed to the value of 16 million shares of Time Warner common stock (see Note 9 to the Company’s consolidated financial statements in the 2004 Annual Report on Form 10-K). Beginning in the second quarter of 1999, the Company’s investment in $16 million shares of Time Warner common stock is classified as a trading security, and changes in its fair value, net of the changes in the fair value of the related derivative component of the PHONES, are recorded in the statement of income.

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or the principal value of the PHONES ($157 per PHONES at Sept. 25, 2005). At Sept. 25, 2005, the PHONES carrying value was approximately $488 million. Since the issuance of the PHONES in April 1999, changes in the fair value of the derivative component of the PHONES have partially offset changes in the fair value of the related Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related Time Warner shares.

The following analysis presents the hypothetical change in the fair value of the Company’s 16 million shares of Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investments Assuming Indicated Decrease in Stock's Price			Sept. 25, 2005	Valuation of Investments Assuming Indicated Increase in Stock's Price
(In thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%

Time Warner common stock	$201,376	$230,144	$258,912	$287,680	$316,448	$345,216	$373,984

During the last 12 quarters preceding Sept. 25, 2005, market price movements have caused the fair value of the Company’s 16 million shares of Time Warner common stock to change by 10% or more in three of the quarters, by 20% or more in one of the quarters and by 30% or more in one of the quarters.

ITEM 4.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of Sept. 25, 2005. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended Sept. 25, 2005 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The information contained in Note 3, Note 4 and Note 12 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof is incorporated herein by reference.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In 2000, the Company’s board of directors authorized the Company to repurchase $2.5 billion of its common stock. Through Dec. 26, 2004, the Company repurchased 44 million shares of its common stock at a cost of $1.9 billion under this authorization. Repurchases in the first three quarters of 2005, by fiscal period, were as follows (in thousands, except average price):

	Shares Repurchased	Average Price	Total Number of Shares Repurchased	Value of Shares that May Yet be Repurchased
Period 1 (5 weeks ended Jan. 30, 2005)	–	$ –	44,245	$600,879
Period 2 (4 weeks ended Feb. 27, 2005)	100	41.69	44,345	596,703
Period 3 (4 weeks ended March 27, 2005)	–	–	44,345	596,703
Period 4 (4 weeks ended April 24, 2005)	591	38.15	44,936	574,153
Period 5 (4 weeks ended May 22, 2005)	2,072	38.00	47,008	495,371
Period 6 (5 weeks ended June 26, 2005)	2,660	36.02	49,668	399,480
Period 7 (5 weeks ended July 31, 2005)	935	35.75	50,603	366,025
Period 8 (4 weeks ended Aug. 28, 2005)	317	37.64	50,920	354,084
Period 9 (4 weeks ended Sept. 25, 2005)	2,311	37.84	53,231	266,561

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

TRIBUNE COMPANY (Registrant)
Date: October 27, 2005	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)