Form 10-K
period 2005-12-25
TRIBUNE CO
filed 2006-02-28
CIK 726513

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 25, 2005

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

        Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

        Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐    No ☒

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

        Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (check one): Large accelerated filer ☒    Accelerated filer ☐    Non-accelerated filer ☐

        Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        Aggregate market value of the Company's voting and non-voting common equity held by non-affiliates on June 24, 2005, based upon the closing price of the Company's Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $8,270,000,000.

        At February 17, 2006, there were 302,331,899 shares outstanding of the Company's Common Stock ($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the Company (see Note 14 to the Company's Consolidated Financial Statements).

        The following document is incorporated by reference, in part:

        Definitive Proxy Statement for the registrant's May 2, 2006 Annual Meeting of Shareholders (Part III, to the extent described therein).

PART II (continued)
	Notes to Consolidated Financial Statements (continued)
	Note 10: Fair Value of Financial Instruments	91
	Note 11: Commitments and Contingencies	91
	Note 12: Income Taxes	92
	Note 13: Pension and Postretirement Benefits	96
	Note 14: Capital Stock and Share Purchase Plan	100
	Note 15: Incentive Compensation and Stock Plans	101
	Note 16: Comprehensive Income	105
	Note 17: Business Segments	106
	2005 Quarterly Results	108
	2004 Quarterly Results	109
	Eleven Year Financial Summary	110
	Financial Statement Schedule for each of the three fiscal years in the period ended Dec. 25, 2005
	Schedule II Valuation and Qualifying Accounts and Reserves	112
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	113
9A.	Controls and Procedures	113
PART III
10.	Directors and Executive Officers of the Registrant	113
11.	Executive Compensation	114
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	114
13.	Certain Relationships and Related Transactions	115
14.	Principal Accountant Fees and Services	115
PART IV
15.	Exhibits and Financial Statement Schedules	115
* * * * *
	Signatures	116
	Exhibit Index	117
	Consent of Independent Registered Public Accounting Firm	121
	Certifications of Chief Executive Officer and Chief Financial Officer	122

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

        This Annual Report on Form 10-K ("Form 10-K") contains certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements including, but not limited to, the items discussed in Item 1A, "Risk Factors." Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include: changes in advertising demand, circulation levels and audience shares; regulatory and judicial rulings; availability and cost of broadcast rights; competition and other economic conditions; changes in newsprint prices; changes in the Company's credit ratings and interest rates; changes in accounting standards; adverse results from litigation, governmental investigations or tax related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments and divestitures; the effect of derivative transactions; and the Company's reliance on third-party vendors for various services. The words "believe," "expect," "anticipate," "estimate," "could," "should," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Significant Events

        On Jan. 8, 2006, Newsday's six collective bargaining units voted to accept new four-year contracts that include position eliminations, work rule improvements, lower cost retirement plans and an increase in employee health care contributions, resulting in pretax savings of approximately $7 million in 2006 and more than $10 million annually thereafter. The Company expects to record one-time pretax charges of approximately $15 million in the first quarter of 2006 related to severance and other payments associated with the new contracts.

        On Jan. 24, 2006, the Company announced that it had reached a 10-year agreement to affiliate 16 of its television stations currently affiliated with the WB Network (including those in New York, Los Angeles and Chicago) with a new broadcast network, The CW Network, being launched in the fall of 2006 by Warner Brothers Entertainment and CBS. The new network will air a portion of the programming currently on the WB Network and the UPN Network, as well as new programming. The WB Network will shut down at that time. The Company will not incur any costs related to the shutdown of The WB Network. Three of Tribune's current WB network affiliates (Philadelphia, Atlanta and Seattle) will become independent stations at that time. When the regulatory approval of the new network is received and the new affiliation agreements become effective, the Company will write-off its WB affiliation agreement intangible assets for Philadelphia, Atlanta and Seattle. This write-off will most likely occur in the second or third quarter of 2006 and will total approximately $15 million before taxes.

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

        The following table sets forth operating revenues and profit information for each segment of the Company (in thousands):

	Fiscal Year Ended December
	2005	2004	2003
Operating revenues:
Publishing	$4,096,850	$4,129,850	$4,036,920
Broadcasting and entertainment	1,498,767	1,596,397	1,557,909

Total operating revenues	$5,595,617	$5,726,247	$5,594,829

Operating profit (loss)(1):
Publishing	$759,713	$726,207	$885,306
Broadcasting and entertainment	436,523	544,300	528,519
Corporate expenses	(49,413)	(52,218)	(53,351)

Total operating profit	$1,146,823	$1,218,289	$1,360,474

(1)
Operating profit for each segment excludes interest and dividend income, interest expense, equity income and loss, non-operating items and income taxes.

        The following table sets forth asset information for each industry segment (in thousands):

	Fiscal Year Ended December
	2005	2004
Assets:
Publishing(1)	$8,637,176	$8,218,516
Broadcasting and entertainment	4,425,135	4,444,988
Corporate(2)	1,483,931	1,491,928

Total assets	$14,546,242	$14,155,432

(1)
Publishing assets at Dec. 25, 2005 include $24 million of assets held for sale and $34 million of assets idled (see Note 2 to the Company's consolidated financial statements in Item 8).

(2)
Corporate assets include cash and cash equivalents, marketable securities and other investments.

        The Company's results of operations, when examined on a quarterly basis, reflect the seasonality of the Company's revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter reflect spring advertising revenues, while the fourth quarter includes advertising revenues related to the holiday season. Fiscal years 2005, 2004 and 2003 each comprised 52 weeks.

Publishing

        The publishing segment represented 73% of the Company's consolidated operating revenues in 2005. Excluding Newsday, for the six months ended September 2005, total average paid circulation for Tribune's 10 metro newspapers averaged 2.6 million copies daily (Mon.-Sat.) and 3.8 million copies Sunday, a decline of 4.2% and 4.1%, respectively, from 2004. Newsday's 2005 circulation data has been withheld pending the results of an Audit Bureau of Circulations ("ABC") audit. The Company's primary daily newspapers are the Los Angeles Times, Chicago Tribune, Newsday, South Florida Sun-Sentinel, The Baltimore Sun, Orlando Sentinel, The Hartford Courant, The Morning Call, Daily Press, The Advocate and Greenwich Time. The Company's publishing segment manages the websites of the Company's daily newspapers and television stations, as well as other branded sites targeting specific communities of interest. The Company also owns entertainment listings, a newspaper syndication and media marketing company, a Chicago-area cable television news channel and other publishing-related businesses.

        Operating revenues for the Company's three largest newspapers, including their related businesses, for the last three years were as follows (in thousands):

	Fiscal Year Ended December
	2005	2004	2003
Operating revenues:
Los Angeles Times(1)	$1,111,052	$1,134,780	$1,129,165
Chicago Tribune(1)	873,668	853,165	812,397
Newsday(1)	574,864	614,681	604,788
Other newspapers and businesses	1,537,266	1,527,224	1,490,570

Total publishing revenues	$4,096,850	$4,129,850	$4,036,920

(1)
Includes the daily newspaper and other related businesses.

        The following table provides a breakdown of operating revenues for the publishing segment for the last three years (in thousands):

	Fiscal Year Ended December
	2005	2004	2003
Advertising:
Retail	$1,323,547	$1,330,951	$1,301,543
National	774,093	802,530	773,598
Classified	1,146,460	1,095,012	1,033,661

Total advertising	3,244,100	3,228,493	3,108,802
Circulation	596,163	643,947	663,870
Other(1)	256,587	257,410	264,248

Total	$4,096,850	$4,129,850	$4,036,920

(1)
Primarily includes revenues from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities.

        The following table sets forth information concerning the Company's advertising volume for its daily newspapers (in thousands):

	Fiscal Year Ended December
	2005	2004	2003
Full run inches:
Los Angeles Times	2,256	2,477	2,623
Chicago Tribune	2,129	2,166	2,245
Newsday	1,523	1,560	1,542
Other daily newspapers(1)	13,869	14,260	13,650

Total full run inches	19,777	20,463	20,060

Part run inches:
Los Angeles Times	5,319	5,914	5,864
Chicago Tribune	6,497	6,464	5,567
Newsday	2,041	1,936	1,887
Other daily newspapers(1)	6,255	6,261	6,107

Total part run inches	20,112	20,575	19,425

Total advertising inches:
Full run:
Retail	5,980	6,200	5,915
National	3,774	3,998	3,798
Classified	10,023	10,265	10,347

Total full run	19,777	20,463	20,060
Part run	20,112	20,575	19,425

Total	39,889	41,038	39,485

Preprint pieces:
Los Angeles Times	3,937,345	3,622,143	3,060,927
Chicago Tribune	4,219,676	3,989,953	3,566,296
Newsday	2,600,810	2,874,383	2,837,519
Other daily newspapers(1)	4,171,216	4,193,530	4,014,573

Total	14,929,047	14,680,009	13,479,315

(1)
Other daily newspapers include the South Florida Sun-Sentinel, The Baltimore Sun, Orlando Sentinel, The Hartford Courant, The Morning Call, Daily Press, The Advocate, Greenwich Time, Hoy, New York, Hoy, Chicago, and Hoy, Los Angeles.

        The following table sets forth information concerning the Company's circulation for its primary daily newspapers (in thousands):

	Average Paid Circulation For the Six Months Ended Sept.(1)
	Daily(2)			Sunday
	2005	2004	2003	2005	2004	2003
Los Angeles Times	870	902	953	1,248	1,292	1,358
Chicago Tribune	577	592	608	951	964	1,002
Newsday(3)	NA	447	455	NA	521	569
South Florida Sun-Sentinel	233	235	234	322	337	339
The Baltimore Sun	249	272	277	419	454	466
Orlando Sentinel	221	248	244	331	364	362
Other daily newspapers(4)	428	441	445	571	597	608

(1)
Circulation data is based on internal records, is subject to audit by the ABC and may be updated in subsequent filings.

(2)
Average daily circulation is based on a six-day (Mon.-Sat.) average.

(3)
Newsday's 2005 circulation data is being withheld pending results of an ABC audit.

(4)
Other daily newspapers include The Hartford Courant, The Morning Call, Daily Press, The Advocate and Greenwich Time.

        Each of the Company's newspapers operates independently to most effectively meet the needs of the community it serves. Local management establishes editorial policies. The Company coordinates certain aspects of operations and resources in order to provide greater operating efficiency and economies of scale.

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

        The Chicago Tribune, South Florida Sun-Sentinel, Orlando Sentinel, Daily Press, The Morning Call, The Advocate and Greenwich Time are printed in Company-owned production facilities. The Los Angeles Times, Newsday, The Baltimore Sun and The Hartford Courant are printed on Company-owned presses in production facilities leased from an affiliate (see Note 6 to the Company's consolidated financial statements in Item 8). The principal raw material is newsprint. In 2005, the Company's newspapers consumed approximately 814,000 metric tons of newsprint. Average newsprint prices increased 16% in 2005 from 2004. The Company's newspapers are transitioning to lighter weight newsprint that on a per ton basis costs more but yields more pages. The increase in newsprint cost per ton reflects increased market prices and the higher cost of lighter weight paper. Average newsprint prices increased 12% and 4% in 2004 and 2003, respectively.

        The Company is party to an agreement with Abitibi Consolidated Inc., expiring in 2007, to supply newsprint based on market prices. Under the current agreement, the Company purchased approximately 443,000 metric tons of newsprint in 2005, representing 56% of the Company's newsprint purchases and has agreed to purchase 450,000 metric tons in both 2006 and 2007, subject to certain limitations, at prevailing market prices at the time of purchase. The Company is in the process of negotiating an amendment to this agreement, which among other things, would extend the current agreement to 2009.

Los Angeles Times and Related Businesses

        The Los Angeles Times has been published continuously since 1881. The newspaper has won 37 Pulitzer Prizes, including two in 2005. It is published every morning and is the largest metropolitan newspaper in the United States in circulation. The Los Angeles market ranks second in the nation in terms of households. In its primary circulation areas of Los Angeles, Orange, Ventura, San Bernardino and Riverside counties, the Los Angeles Times competes for advertising and circulation with 16 local daily newspapers and three daily national newspapers, with its largest local competitor having approximately 300,000 in average daily circulation. For the six-month period ended Sept. 30, 2005, the Los Angeles Times ranked fourth and third in the country for average daily and Sunday circulation, respectively, according to ABC. Approximately 76% and 79% of the paper's daily and Sunday circulation, respectively, was home delivered in 2005, with the remainder primarily sold at newsstands and vending boxes.

        In addition to the daily edition covering the Los Angeles metropolitan area, the Los Angeles Times publishes daily Orange County, San Fernando Valley, Inland Empire and Ventura County editions. Daily and semi-weekly community newspapers are either inserted into the paper in selected geographic areas or distributed to homes and through vending machines to provide targeted local news coverage. The company operates latimes.com, an online expanded version of the newspaper featuring 50,000 content pages, which provide entertainment, local, national and international news, and theenvelope.com, a comprehensive year-round awards web site. Through a subsidiary, EZ Buy & EZ Sell Recycler Corporation, the company publishes a collection of 21 alternative classified papers in Southern California including titles such as Recycler, AutoBuys, Cycle & BoatBuys, Homes and Open Houses and Jobs and also operates recycler.com, an online version of the publications. The company owns 50% of California Independent Postal Systems ("CIPS"), which provides alternative distribution services for advertising preprints. MediaNews Group, Inc. owns the other 50% of CIPS. In December 2005, the Los Angeles Times announced it would close its San Fernando Valley printing facility in January 2006 (see Note 2 to the Company's consolidated financial statements in Item 8 for further discussion).

Chicago Tribune and Related Businesses

        Founded in 1847, the Chicago Tribune is the flagship publication of the Chicago Tribune Company. The newspaper has won 24 Pulitzer Prizes and is the largest circulation paper in Chicago and the Midwest. It ranks eighth among U.S. daily newspapers with an average daily paid circulation of approximately 577,000; and fifth among U.S. Sunday newspapers with an average Sunday paid circulation of approximately 951,000. Approximately 80% of its weekday newspapers and 71% of its Sunday newspapers are home delivered. Considered an industry leader in journalism and innovation, Chicago Tribune Company has grown into a multi-product, multi-channel news and information leader. Together with other media businesses it operates, including chicagotribune.com, RedEye and Chicago Magazine, Chicago Tribune Company reaches approximately 60% of adults in Chicagoland every week.

        Other businesses owned by Chicago Tribune Company include Tribune Direct Marketing, which provides integrated and comprehensive direct mail services, and Chicagoland Publishing Company, which publishes a number of free guides in the real estate, automotive and help wanted categories. Chicagoland Publishing also publishes the monthly magazine Chicago, which earned a 2004 National Magazine "Ellie" Award for general excellence.

Newsday and Related Businesses

        Newsday is published every morning and circulated primarily in Nassau and Suffolk counties on Long Island, New York, and in the borough of Queens in New York City. The paper has been published since 1940 and has won 18 Pulitzer Prizes. The New York metropolitan area ranks first among U.S. markets in terms of households. Newsday competes with three major metropolitan newspapers, daily regional editions of several national newspapers and numerous daily, weekly and semiweekly local newspapers and free distribution newspapers. Approximately 70% of the paper's daily and 66% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes. See Note 3 to the Company's consolidated financial statements in Item 8 for a discussion of the charge recorded in 2004 related to the anticipated settlement with advertisers regarding misstated circulation at Newsday.

        Newsday, Inc., publisher of Newsday, also publishes Distinction, a magazine serving Long Island's households, issued ten times per year; Long Island Parents & Children, a magazine for families, issued twelve times per year; and Long Island Weddings, a magazine for brides, published two times per year. Newsday, Inc. has several websites including newsday.com and nynewsday.com, which are online versions of the newspaper. Newsday, Inc.'s subsidiary, Star Community Publishing Group, LLC, publishes 181 pennysaver editions in Nassau and Suffolk counties on Long Island, New York, and in the boroughs of Queens, Brooklyn and Staten Island in New York City. Additionally, the results of amNewYork, a free daily newspaper in New York City targeting young, urban commuters, are reported as a part of Newsday, Inc.

Other Newspapers

        The Company's other primary daily newspapers are South Florida Sun-Sentinel, The Baltimore Sun, Orlando Sentinel, The Hartford Courant, Daily Press, The Morning Call, The Advocate and Greenwich Time. Each of these newspapers is published every morning.

        The South Florida Sun-Sentinel is the major daily newspaper serving the Broward/Palm Beach County market, leading in both circulation and readership. The Miami/Fort Lauderdale/Miami Beach metropolitan area, which includes Broward and Palm Beach counties, ranks 6th in the nation in terms of households. Approximately 74% of the paper's daily and 69% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes.

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

        The Baltimore Sun, Maryland's largest newspaper, has published a daily newspaper since 1837 and has won 15 Pulitzer Prizes. The Baltimore market ranks 20th in the United States in number of households. For the six-month period ending Sept. 25, 2005, The Baltimore Sun was ranked the 22nd largest newspaper in the country by Sunday circulation according to ABC. The Baltimore Sun competes with The Washington Post in Anne Arundel and Howard counties, with The Annapolis Capital in Anne Arundel County and with The Carroll County Times in Carroll County. It also competes with regional editions of national daily newspapers, as well as other local dailies and weeklies. Approximately 79% of the paper's daily and 64% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes.

        The Baltimore Sun Company's subsidiaries, Patuxent Publishing and Homestead Publishing, publish 17 weekly newspapers throughout Anne Arundel, Baltimore, Carroll, Harford and Howard counties. The largest of these weekly newspapers are The Columbia Flier, The Towson Times, The Owings Mills Times and The Aegis. The Baltimore Sun Company also operates a market leading website, baltimoresun.com.

        The Orlando Sentinel primarily serves a six-county area in central Florida. It is the only major daily newspaper in the Orlando market, although it competes with other Florida and national newspapers, as well as with other media. The Orlando Sentinel has been published since 1876 and has won three Pulitzer Prizes. The Orlando market ranks 28th among U.S. markets in terms of households. Approximately 81% of the paper's daily and 73% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes.

        Orlando Sentinel Communications Company, publisher of the Orlando Sentinel, also publishes Sentinel Express and US Express, free weekly publications used to distribute advertising and content to newspaper non-subscribers. In addition to its newspaper website, orlandosentinel.com, the company operates metromix.com covering Central Florida. The company publishes the weekly, Spanish-language newspaper, El Sentinel, and its companion website, elsentinel.com, as well as the Deltona Forum, DeBary/OrangeCity Forum and DeLand Forum weekly community newspapers. The company's multimedia portfolio also includes several free-distribution, niche products in the central Florida market including Job Xtra, AutoFinder and New Homes magazine. Orlando Sentinel Communications offers direct marketing/direct mail services and delivery services for other publications.

        The Hartford Courant, founded in 1764, is the oldest continuously published newspaper in the United States. Published every morning, it is the most widely circulated and read newspaper in Connecticut and the strongest medium in the state for advertisers and readers alike. Winner of two Pulitzer Prizes and twice named one of the five best-designed newspapers in the world, The Hartford Courant is published in the state's capital, Hartford, and serves the state's northern and central regions. Hartford Courant Company, publisher of The Hartford Courant, has one of the most extensive zoning operations in the country, publishing eight editions of The Hartford Courant zoned for local news and advertising. The company also operates courant.com, Connecticut's leading online news site, and ctnow.com, a statewide entertainment website. It also owns two subsidiaries: New Mass. Media, Inc., a publisher of four weekly alternative newspapers in Connecticut and Massachusetts, and ValuMail, Inc., a shared-mail company that distributes advertising supplements to more than two million households in Connecticut, Massachusetts, New York and Rhode Island.

        Daily Press is published daily, including Sunday, and serves the Virginia Peninsula market. Daily Press is the only major daily newspaper in its primary market, although it competes with other regional and national newspapers, as well as with other media. The Daily Press market includes Newport News, Hampton, Williamsburg and eight other cities and counties. This market, together with Norfolk, Portsmouth and Virginia Beach, is the 34th largest U.S. market in terms of households. The Daily Press, Inc., publisher of Daily Press, also owns The Virginia Gazette, which is published twice weekly and primarily serves Williamsburg, Va. and surrounding counties. In addition, The Daily Press, Inc. owns and operates dailypress.com, as well as 7cities.com, an entertainment website targeting young adults aged 18-34 years old.

        The Morning Call, published since 1895, is the dominant regional newspaper for nine counties in eastern Pennsylvania and New Jersey. The Morning Call, Inc., publisher of The Morning Call, offers free publications serving the recruitment and real estate markets, and selected high income households. A free weekly newspaper and a targeted online venture serve the 18-34 year-old audience. Subsidiaries of The Morning Call, Inc. offer full service direct marketing and saturation preprint delivery through non-subscriber distribution. In addition, the company owns and operates the premier regional website, mcall.com. Allentown-Bethlehem-Easton is the 60th largest U.S. market in terms of households.

        The Advocate and Greenwich Time primarily serve the Stamford/Greenwich market in southwestern Fairfield County, Conn. The Advocate has won a Pulitzer Prize. The newspapers expanded operations in 2003 with an additional edition in neighboring Norwalk.

Other Publishing Related Businesses

        The Company also owns targeted publications, including three editions of the Spanish language newspaper, Hoy. Hoy, New York, a free publication as of January 2006, was introduced in 1998; Hoy, Chicago, is a free publication introduced in September 2003; and Hoy, Los Angeles, is a free publication introduced in March 2004. See Note 3 to the Company's consolidated financial statements in Item 8 for a discussion of the charge recorded in 2004 related to the anticipated settlement with advertisers regarding misstated circulation at Hoy, New York. The Spanish language newspaper operates hoyinternet.com, a national Spanish language website. Hoy provides news and features of interest to Hispanics. Hoy, New York, serves the second largest Hispanic market in the U.S. Hoy, Chicago, serves the interests of Chicago's 1.7 million Hispanics, the fourth largest Hispanic market in the U.S. Hoy, Los Angeles, serves the largest Hispanic market in the U.S.

        The Company also owns Tribune Media Services, Inc. ("TMS"), which creates, aggregates and distributes news, information and entertainment content that reaches millions of users through print, online and on-screen media. The TMS News and Features group licenses content from more than 600 writers, artists, newspaper and magazine publishers, and wire services to roughly 4,000 media customers worldwide. The TMS Entertainment Products group creates TV and movie guide products for major media companies and consumers. TMS provides data for interactive program guides to cable and satellite operators. The TMS TV Week Advertising Network represents newspaper TV magazines in 42 of the top 50 U.S. markets, covering 30 million Nielsen metered households in the United States.

        The Company also operates CLTV, a regional 24-hour cable news channel serving Chicagoland. CLTV was launched in January 1993 and currently is available to more than 1.8 million cable households in the Chicago market.

Broadcasting and Entertainment

        The broadcasting and entertainment segment represented 27% of the Company's consolidated operating revenues in 2005. At Dec. 25, 2005, the segment included The WB Television Network ("The WB Network") affiliates located in New York, Los Angeles, Chicago, Philadelphia, Boston, Dallas, Washington, D.C., Atlanta, Houston, Seattle, Miami, Denver, St. Louis, Portland, Indianapolis, San Diego, Hartford, New Orleans and Albany; the FOX Network television affiliates in Seattle, Sacramento, Indianapolis, Hartford, Grand Rapids and Harrisburg; an ABC television affiliate in New Orleans; one radio station in Chicago; the Chicago Cubs baseball team; and Tribune Entertainment, a company that distributes its own programming together with programming licensed from third parties. On Jan. 24, 2006, the Company announced that it had reached a 10-year agreement to affiliate 16 of its WB Network affiliates stations with a new broadcast network, The CW Network, being launched in the fall of 2006. The WB Network will shut down at that time. Three of the Company's current WB Network affiliates (Philadelphia, Atlanta and Seattle) will become independent stations at that time. When regulatory approval of the new network is received and the new affiliation agreements become effective, the Company will write-off its WB affiliation agreement intangible assets for Philadelphia, Atlanta and Seattle. This write-off will most likely occur in the second or third quarter of 2006 and will total approximately $15 million before taxes.

        The following table shows sources of operating revenues for the broadcasting and entertainment segment for the last three years (in thousands):

	Fiscal Year Ended December
	2005	2004	2003
Television(1)	$1,250,155	$1,353,618	$1,323,038
Radio/entertainment	248,612	242,779	234,871

Total	$1,498,767	$1,596,397	$1,557,909

(1)
Includes KPLR-TV, St. Louis and KWBP-TV, Portland, Ore., since their acquisition date in March 2003.

Television

        In 2005, television contributed 83% of the broadcasting and entertainment segment's operating revenues. The Company's television stations compete for audience and advertising with other television and radio stations, cable television and other media serving the same markets. Competition for audience and advertising is based upon various interrelated factors including programming content, audience acceptance and price.

        Selected data for the Company's television stations are shown in the following table:

	Market(1)
						Major Over-the-Air Stations in Market(3)
	National Rank	% of U.S. Households	FCC %	Analog Channel	Affiliation(2)		Expiration of FCC License(4)	Year Acquired
WPIX—New York, NY	1	6.7	6.7	11-VHF	WB	7	2007(5)	1948(6)
KTLA—Los Angeles, CA	2	5.0	5.0	5-VHF	WB	8	2006(5)(8)	1985
WGN—Chicago, IL	3	3.1	3.1	9-VHF	WB	8	2005(7)	1948(6)
WPHL—Philadelphia, PA	4	2.7	1.3	17-UHF	WB	7	2007	1992
WLVI—Boston, MA	5	2.2	1.1	56-UHF	WB	7	2007(8)	1994
KDAF—Dallas, TX	7	2.1	1.1	33-UHF	WB	9	2006(8)	1997
WBDC—Washington, D.C.	8	2.0	1.0	50-UHF	WB	7	2004(7)	1999
WATL—Atlanta, GA	9	1.9	1.0	36-UHF	WB	8	2005(7)	2000
KHWB—Houston, TX	10	1.8	0.9	39-UHF	WB	9	2006(8)	1996
KCPQ—Seattle, WA	13	1.5	1.5	13-VHF	FOX	8	2007(8)	1999
KTWB—Seattle, WA	13	—	—	22-UHF	WB	8	2007(8)	1998
WBZL—Miami, FL	17	1.4	0.7	39-UHF	WB	7	2005(5)(7)	1997
KWGN—Denver, CO	18	1.3	1.3	2-VHF	WB	7	2006(7)	1966
KTXL—Sacramento, CA	19	1.2	0.6	40-UHF	FOX	7	2006(8)	1997
KPLR—St. Louis, MO	21	1.1	1.1	11-VHF	WB	6	2006(7)	2003
KWBP—Portland, OR	23	1.0	0.5	32-UHF	WB	7	2007(8)	2003
WTTV—Indianapolis, IN	25	1.0	1.0	4-VHF	WB	7	2005(7)	2002
WXIN—Indianapolis, IN	25	—	—	59-UHF	FOX	7	2005(7)	1997
KSWB—San Diego, CA	26	0.9	0.5	69-UHF	WB	7	2006(8)	1996
WTIC—Hartford, CT	28	0.9	0.5	61-UHF	FOX	7	2007(5)(8)	1997
WTXX—Hartford, CT	28	—	—	20-UHF	WB	7	2007(5)(8)	2001
WXMI—Grand Rapids, MI	39	0.7	0.3	17-UHF	FOX	7	2005(7)	1998
WPMT—Harrisburg, PA	41	0.6	0.3	43-UHF	FOX	5	2007	1997
WGNO—New Orleans, LA	43	0.6	0.3	26-UHF	ABC	7	2005(7)	1983
WNOL—New Orleans, LA	43	—	—	38-UHF	WB	7	2005(7)	2000
WEWB—Albany, NY	55	0.5	0.3	45-UHF	WB	7	2007	1999

(1)
Source: Nielsen Station Index (DMA Market and Demographic Rank Report, September 2005). Ranking of markets is based on number of television households in DMA (Designated Market Area).

(2)
WB affiliation agreements expire in August 2006. On Jan. 24, 2006, the Company announced that it had reached a 10-year agreement to affiliate 16 of its WB Network affiliates with The CW Network, being launched in the fall of 2006. The WB Network will be shut down at that time. WPHL-TV, WATL-TV and KTWB-TV will become independent stations at that time.

(3)
Source: Nielsen Station Index (Viewers in Profile Reports, 2005). Major over-the-air stations program for a broad, general audience and have a large viewership in the market.

(4)
See "Governmental Regulation."

(5)
See "Governmental Regulation" for discussion of the Federal Communications Commission ("FCC") television/newspaper cross-ownership rule.

(6)
Founded by the Company.

(7)
The WBDC-TV license expired October 2004, the renewal application filed in June 2004 is pending; the WBZL-TV license expired February 2005, the renewal application filed in September 2004 is pending; the WATL-TV license expired April 2005, the renewal application filed in December 2004 is pending; the WGNO-TV and WNOL-TV licenses expired June 2005, the renewal applications filed in February 2005 are pending; the WTTV-TV and WXIN-TV licenses expired August 2005, the renewal applications filed in March 2005 are pending; the WXMI-TV license expired October 2005, the renewal application filed in May 2005 is pending; and the WGN-TV license expired December 2005, the renewal application filed in August 2005 is pending. The KPLR-TV license expired February 2006, the renewal application filed in September 2005 is pending; and the KWGN-TV license expires in April 2006, the renewal application filed in December 2005 is pending.

(8)
The KDAF-TV and KHWB-TV license renewal applications are due by April 1, 2006; the KTLA-TV, KTXL-TV and KSWB-TV license renewal applications are due by August 1, 2006; the KCPQ-TV, KTWB-TV and KWBP-TV license renewal applications are due by October 1, 2006; and the WLVI-TV, WTIC-TV and WTXX-TV license renewal applications are due by December 1, 2006.

        Programming emphasis at the Company's stations is placed on network-provided shows, syndicated series, feature motion pictures, local and regional sports coverage, news, and children's programs. These stations acquire most of their programming from outside sources, including The WB Network and the FOX Network, although a significant amount is produced locally. WGN Cable ("WGN Superstation") programming is delivered by cable or satellite outside of the Chicago area and includes movies and first-run programming. Contracts for purchased programming generally cover a period of one to five years, with payment also typically made over several years. The expense for amortization of television broadcast rights in 2005 was $364 million, which represented approximately 29% of total television operating revenues.

        Average audience share information for the Company's television stations for the past three years is shown in the following table:

		Average Audience Share(1)
		Total Market Year Ended December				In-Market Stations(2) Year Ended December
	Affiliation	2005		2004	2003	2005		2004	2003
WPIX—New York, NY	WB	5.1%		5.8%	7.2%	12.4%		13.6%	16.2%
KTLA—Los Angeles, CA	WB	4.0		4.6	5.8	10.7		11.4	13.2
WGN—Chicago, IL	WB	6.2		7.0	7.9	13.2		13.9	14.0
WPHL—Philadelphia, PA	WB	4.0		4.0	4.4	8.5		8.2	9.0
WLVI—Boston, MA	WB	2.9		3.5	4.7	6.9		8.2	10.4
KDAF—Dallas, TX	WB	4.3		6.4	6.0	9.1		12.4	11.1
WBDC—Washington, D.C.	WB	4.2		4.4	4.0	9.5		10.1	8.7
WATL—Atlanta, GA	WB	3.7		3.9	4.7	7.5		7.8	8.6
KHWB—Houston, TX	WB	4.8		5.1	6.7	9.8		10.3	11.7
KCPQ—Seattle, WA	FOX	6.7		5.8	6.4	13.7		11.8	12.4
KTWB—Seattle, WA	WB	2.5		2.5	2.9	5.0		5.0	5.6
WBZL—Miami, FL	WB	5.2	(3)	5.2	5.7	13.9	(3)	13.9	14.2
KWGN—Denver, CO	WB	3.9		4.3	4.7	9.4		9.8	9.7
KTXL—Sacramento, CA	FOX	5.7		5.8	7.0	13.3		13.2	14.3
KPLR—St. Louis, MO	WB	5.0		5.8	6.7	9.5		10.8	11.4
KWBP—Portland, OR	WB	3.7		4.0	4.2	7.9		8.2	8.1
WTTV—Indianapolis, IN	WB	3.7		3.8	4.0	7.8		7.7	7.8
WXIN—Indianapolis, IN	FOX	6.5		5.7	6.1	13.7		11.7	11.9
KSWB—San Diego, CA	WB	3.1		3.8	4.4	7.7		9.2	10.3
WTIC—Hartford, CT	FOX	6.3		5.8	6.1	14.5		13.1	13.6
WTXX—Hartford, CT	WB	2.1		2.4	2.2	4.7		5.5	4.9
WXMI—Grand Rapids, MI	FOX	7.1		6.6	6.9	13.6		12.6	13.0
WPMT—Harrisburg, PA	FOX	6.1		5.8	5.6	13.9		12.7	11.8
WGNO—New Orleans, LA	ABC	4.6	(3)	4.6	5.0	9.8	(3)	9.5	9.8
WNOL—New Orleans, LA	WB	3.8	(3)	4.9	5.7	8.2	(3)	10.0	11.0
WEWB—Albany, NY	WB	2.2		2.0	2.3	4.3		3.7	4.3
26 Station Unweighted Average		4.5		4.8	5.3	9.9		10.2	10.7

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

(3)
Nielsen did not release November 2005 data for WBZL-TV, WGNO-TV and WNOL-TV as a result of hurricanes in these areas. The 2005 shares for these markets reflect the average of ratings for the February, May and July measurement periods only.

        Average audience shares are shown on two bases: total market, which includes all channels, and in-market stations, which includes only the major over-the-air stations. Average in-market shares are a more relevant benchmark to determine the stations' performance in their respective markets as they compare the stations' performance to their primary programming and sales competition. In 2005, the average total market share and the average in-market share for the 26-station group declined versus 2004. In several of the top 10 largest markets, the ratings decline was due in part to the rollout of Nielsen's Local People Meters ("LPMs"). LPMs have tended to reduce the overall share of broadcast television as compared to cable television and, within the broadcast television universe, disadvantage stations like Tribune's that target younger audiences. The stations were also affected by lower WB

Network prime-time ratings and by some audience erosion due to a lack of major new syndicated programming.

Radio/Entertainment

        In 2005, radio/entertainment operations contributed 17% of the broadcasting and entertainment segment's operating revenues. On March 21, 2003, the Company transferred the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM), with an estimated fair market value of $55 million, plus $20 million in cash to ACME Communications in exchange for the assets of KWBP-TV, Portland. WGN-AM, Chicago, is the only remaining radio station owned by the Company. Selected information for WGN-AM, Chicago, is shown in the following table:

	Format	Frequency	National Market Rank(1)	Number of Operating Stations in Market(2)	Audience Share(3)
WGN-AM, Chicago	Personality/Infotainment/Sports	720-AM	3	42	5.7%

(1)
Source: Radio markets ranked by Arbitron Metro Survey Area, Arbitron Company 2005.

(2)
Source: Arbitron Company 2005.

(3)
Source: Average of Winter 2004 and Spring, Summer and Fall 2005 Arbitron shares for persons 12 years old and over, 6 a.m. to midnight daily during the period measured.

        Entertainment includes Tribune Entertainment Company ("Tribune Entertainment") and the Chicago Cubs baseball team. The Chicago Cubs were acquired in 1981. Cubs games are broadcast on WGN-TV and WGN-AM. Tribune Entertainment is a leading distributor of programming in the United States syndicated television, cable television and ancillary markets. Tribune Entertainment distributes its own programming together with programming licensed from third parties.

        In 2005, Tribune Entertainment entered into a variety of distribution, production, and advertiser sales relationships with major suppliers such as DreamWorks SKG for the exclusive domestic syndication and ad sales of their film library, FremantleMedia, Hearst Entertainment, MGM Television, Carlton America, Sony Television and NBC/Universal Television. These arrangements comprise over 384 television and theatrical motion pictures and more than 1,289 episodes of various television series and specials including "South Park," "Family Feud," "Soul Train," "Ron Hazelton's House Calls," "Pet Keeping with Marc Morrone," and "Fine Living: Homes and Hideaways." In 2005, Tribune Entertainment also distributed its television series productions of "Andromeda," "Earth Final Conflict," "Beastmaster," "Mutant X," and "US Farm Report."

        In the fall of 2006, the first of the DreamWorks SKG titles become available. In addition, Tribune Entertainment acquired the exclusive domestic broadcast syndication rights to the "American Idol" series. The weekly one-hour series, titled "American Idol Rewind," will include original, never-before-seen episodes.

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

        The Company's principal equity method investments currently include The WB Network, CareerBuilder, Classified Ventures, TV Food Network, Comcast Sports Network, ShopLocal (formerly

CrossMedia Services), Topix.net, TMCT I and TMCT II. The WB Network provides the Company's WB affiliate television stations with original prime-time and children's programming. On Jan. 24, 2006, the Company announced that it had reached a 10-year agreement to affiliate 16 of its television stations with The CW Network, being launched in the fall of 2006. The WB Network will shut down at that time. Three of the Company's current WB Network affiliates (Philadelphia, Atlanta and Seattle) will become independent stations at that time. CareerBuilder, an online recruiting company formed in 2000, is owned equally by the Company, Knight-Ridder, Inc. and Gannett Co., Inc. Classified Ventures is a network of automotive and real estate classified advertising websites. TV Food Network is a 24-hour cable/satellite television network focusing on food and entertaining. Comcast Sports Network is a 24-hour cable/satellite television network formed in 2003, which began programming in the fall of 2004, focusing on Chicago sports teams. ShopLocal was jointly acquired in May 2004 with Gannett Co., Inc. and Knight-Ridder, Inc. ShopLocal transforms traditionally print-based retail promotions into search-based interactive formats. Each partner owns a one-third interest in ShopLocal. Topix.net is an online news and information aggregation website that continuously monitors breaking news from over 10,000 online sources and categorizes daily news content into over 300,000 topics, 24 hours a day. The Company's investments in TMCT I and TMCT II are further discussed in Note 6 to the Company's consolidated financial statements in Item 8.

Non-Operating Items

        The Company reported several non-operating items in 2005, 2004 and 2003, which included gains and losses resulting from sales of subsidiaries and investments, changes in the fair values of the Company's PHONES derivatives and related investment, the early retirement of debt, settlement of insurance claims related to Sept. 11, 2001, write-downs of investments, and income tax adjustments, including additional tax expense associated with the Matthew Bender and Mosby tax liability. These non-operating items are further discussed in Note 2 to the Company's consolidated financial statements in Item 8.

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

        Because the Times Mirror acquisition in 2000 did not involve the transfer of any broadcast station licenses, FCC approval was not required to complete the transaction. Under the television/newspaper cross-ownership rule in effect at the time of the merger, companies were generally prohibited from owning both a newspaper and a broadcast license in the same market. However, it was also the FCC's policy to permit newly created television/newspaper combinations to be held until the next broadcast license renewal. As such, license renewals for three Tribune television properties—KTLA-TV, Los Angeles (renewal in 2006), WPIX-TV, New York (renewal in 2007) and WTIC-TV, Hartford (renewal in 2007)—would be affected by the Times Mirror acquisition under the old FCC media ownership rules. On June 2, 2003, the FCC adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rule would eliminate the cross-ownership prohibition entirely in markets with nine or more television stations. Under this rule, the Company would be permitted to retain its newspaper and television operations in each of the five markets where it owns both newspaper and television operations—New York, Los Angeles, Chicago, South Florida, and Hartford.

        In September 2003, the United States Court of Appeals for the Third Circuit stayed the effectiveness of the new media ownership rules pending the outcome of appeals by advocacy groups challenging the new rules. In June 2004, the Third Circuit remanded the new rules to the FCC for further proceedings while keeping the stay in effect. As a result, the FCC will undertake a new rulemaking proceeding to address the issues raised by the Third Circuit. It is unlikely the new proceeding will be concluded before KTLA-TV's license expires in December 2006 and the Company will seek and expects to receive a waiver to allow continued ownership of both the Los Angeles Times and KTLA-TV pending the outcome of the FCC proceeding. The Company has a temporary waiver, pending the outcome of the same rulemaking proceeding, in connection with its 1997 acquisition of WBZL-TV, Miami, which is considered part of the market served by the South Florida Sun-Sentinel, published in Fort Lauderdale. The renewal application for WBZL-TV is currently pending before the FCC. Depending on the timing and outcome of the FCC proceedings on the cross-ownership rule, the Company may require waivers to allow continued ownership of its newspapers while it holds broadcast licenses in the New York and Hartford markets.

        Congress removed national limits on the number of broadcast stations a licensee may own in 1996. However, federal law continues to limit the number of radio and television stations a single owner may own in a local market, and caps the percentage of the national television audience that may be reached by a licensee's television stations in the aggregate at 39%. The local ownership rules allow, under certain conditions, common ownership of two television stations and certain radio/television combinations. In 2001, the Company acquired television station WTXX-TV, Hartford, pursuant to a so-called "failing station" waiver allowing common ownership of WTIC-TV and WTXX-TV in the same market.

        Television and radio broadcasting licenses are subject to renewal by the FCC, at which time they may be subject to petitions to deny the license renewal applications. At Dec. 25, 2005, the Company had FCC authorization to operate 26 television stations and one AM radio station. At Dec. 25, 2005, the Company had twelve television license renewal applications pending before the FCC (WBDC-TV, Washington, D.C., WBZL-TV, Miami, WATL-TV, Atlanta, WGNO-TV and WNOL-TV, New Orleans, WXIN-TV, WTTV-TV and WTTK-TV, Indianapolis (which rebroadcasts the signal of WTTV-TV in its entirety and has a separate license renewal application pending), WXMI-TV, Grand Rapids, WGN-TV, Chicago, KPLR-TV, St. Louis, and KWGN-TV, Denver).

        The FCC has approved technical standards and channel assignments for digital television ("DTV") service. DTV permits broadcasters to transmit video images with higher resolution than existing analog signals. Operators of full-power television stations have each been assigned a second channel for DTV while they continue analog broadcasts on the original channel. After the transition is complete, broadcasters will be required to return one of the two channels to the FCC and transmit exclusively in digital format. By law, the transition to DTV is to occur by Dec. 31, 2006, subject to extension if 80% or more of U.S. households do not have a DTV receiver, a benchmark that is not expected to be met. In December 2005, the Senate passed a bill that would, among other things, extend the digital transition deadline to Feb. 17, 2009. Conversion to digital transmission is requiring all television broadcasters, including those owned by the Company, to invest in digital equipment and facilities. At Dec. 25, 2005, all of the Company's television stations were DTV compliant.

        The FCC has not yet issued final DTV channel assignments for operation after the transition from analog has ended, and has not resolved a number of issues relating to the operation of DTV stations. These issues include the obligations of DTV stations to broadcast children's programming as well as additional "public interest" obligations that may be imposed on broadcasters' use of digital spectrum.

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

Employees

        The average number of full-time equivalent employees of the Company in 2005 was 22,400, approximately 800 less than the average for 2004, primarily due to the elimination of approximately 900 positions in 2005, primarily in the publishing segment.

        During 2005, the Company's publishing segment employed approximately 18,800 full-time equivalent employees, about 16% of whom were represented by unions covered under 19 labor contracts. Contracts with unionized employees of the publishing segment expire at various times through December 2007.

        The broadcasting and entertainment segment had an average of 3,370 full-time equivalent employees in 2005. Approximately 23% of these employees were represented by unions covered under 21 labor contracts. Contracts with unionized employees of the broadcasting and entertainment segment expire at various times through July 2007.

Executive Officers of the Company

        Information with respect to the executive officers of the Company as of Feb. 17, 2006, is set forth below. Their ages are indicated in parentheses. The descriptions of the business experience of these individuals include the principal positions held by them since February 2001. Unless otherwise indicated, all references to positions are to officers of the Company.

Dennis J. FitzSimons (55)
Chairman (since January 2004), Chief Executive Officer (since January 2003) and President (since July 2001); Chief Operating Officer from July 2001 until December 2002; Executive Vice President from January 2000 until July 2001; President of Tribune Broadcasting Company* until January 2003.

Donald C. Grenesko (57)
Senior Vice President/Finance and Administration.

Crane H. Kenney (43)
Senior Vice President, General Counsel and Secretary.

Timothy J. Landon (43)
President of Tribune Interactive, Inc.* since March 2004; President of Tribune Classified* from June 2000 until March 2004.

Thomas D. Leach (45)
Senior Vice President/Development since February 2005; Vice President/Development from February 2004 until February 2005; Vice President and Chief Financial Officer of Tribune Broadcasting Company* from March 2001 until January 2004; Vice President/Development until February 2001.

Luis E. Lewin (57)
Senior Vice President/Human Resources.

R. Mark Mallory (55)
Vice President and Controller.

Ruthellyn Musil (54)
Senior Vice President/Corporate Relations since February 2004; Vice President/Corporate Relations until February 2004.

John E. Reardon (52)
President of Tribune Broadcasting Company* since November 2005; Vice President of Tribune Broadcasting Company* from March 2004 until November 2005; Vice President and General Manager of KTLA-TV, Los Angeles* until March 2004.

Scott C. Smith (55)
President of Tribune Publishing Company* since January 2005; Chief Operating Officer of Tribune Publishing Company* from November 2004 until January 2005; President of Chicago Tribune Company* until November 2004.

*
A subsidiary or a division of the Company

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

ITEM 1A. RISK FACTORS.

        The foregoing business discussion and the other information included in this Form 10-K should be read in conjunction with the following risks, trends and uncertainties, any of which, either individually or in the aggregate, could materially and adversely affect our business, operating results or financial condition.

Advertising demand will continue to be impacted by changes in economic conditions and fragmentation of the media landscape

        Advertising revenue is the primary source of revenue for our publishing and broadcasting businesses. National and local economic conditions, particularly in major metropolitan markets, affect the levels of retail, national and classified newspaper advertising revenue, as well as television advertising revenue. Changes in Gross Domestic Product, consumer spending, auto sales, housing sales, unemployment rates, job creation and circulation levels and rates all impact demand for advertising. Consolidation across various industries, particularly large department store and telecommunications companies, may also reduce our overall advertising revenue.

        Competition from other media, including other metropolitan, suburban and national newspapers, broadcasters, cable systems and networks, satellite television and radio, websites, magazines, direct marketing and solo and shared mail programs, affects our ability to retain advertising clients and raise rates. In recent years, Internet sites devoted to recruitment, automobile and real estate have become significant competitors of our newspapers and websites for classified advertising. While we have invested in successful Internet ventures such as CareerBuilder and Classified Ventures to capture some of the advertising dollars that have migrated online, retaining our historical share of classified advertising revenues remains a challenge.

        Seasonal variations in consumer spending cause our quarterly advertising revenues to fluctuate. Second and fourth quarter advertising revenues are typically higher than first and third quarter advertising revenues, reflecting the slower economic activity in the winter and summer and the stronger fourth quarter holiday season.

        In broadcasting, the proliferation of cable and satellite channels, advances in mobile and wireless technology, the migration of television audiences to the Internet and the viewing public's increased control over the manner and timing of their media consumption through personal video recording devices, have resulted in greater fragmentation of the television viewing audience and a more difficult sales environment.

Circulation and audience share may decline as consumers migrate to other media alternatives

        Competition for newspaper advertising is based on reader demographics, price, service, advertiser results, and circulation and readership levels, while competition for circulation is based upon the content of the newspaper, service and price. Competition for television advertising is based on audience share and ratings information, audience demographics and price.

        The National Do Not Call Registry has impacted the way newspapers sell home-delivery circulation, particularly for the larger newspapers which historically have relied on telemarketing. Similarly, Nielsen's Local People Meters, which capture viewership data in a different manner than historical Nielsen viewership data collection methods, have tended to reduce the overall share of broadcast television compared to cable television and, within the broadcast television universe, disadvantage stations like ours that target younger audiences.

        Both advertising and circulation revenues are being affected by consumer trends, including declining newspaper buying by young people and the migration to other available forms of media for news. In order to address declining circulation in certain markets, we may increase marketing designed to retain our existing subscriber base and continue to introduce niche publications targeted at commuters and young adults. We may also increase marketing efforts to drive traffic to our proprietary websites.

Changes in the regulatory landscape could affect our business operations and asset mix

        Various aspects of our operations are subject to regulation by governmental authorities in the United States. Changes in the current regulatory environment could result in increased operating costs or divestitures of several of our properties.

        Our television and radio broadcasting operations are subject to FCC jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses and limit concentrations of broadcasting control inconsistent with the public interest. Federal law also regulates the rates charged for both political advertising and the quantity of advertising within children's programs.

        From time to time, the FCC revises existing regulations and policies in ways that could affect our broadcasting operations. In addition, Congress from time to time considers and adopts substantive amendments to governing communications legislation. We cannot predict what regulations or legislation may be proposed or finally enacted or what effect, if any, such regulations or legislation could have on our broadcasting operations. See "Item 1. Business—Governmental Regulation" for a discussion of the pending FCC review of the television/newspaper cross-ownership rule and the effect the outcome could have on our business.

The availability and cost of quality syndicated programming may impact television ratings

        The cost of syndicated programming represents a significant portion of television operating expenses. Programming emphasis at our stations is placed on network-provided programming, syndicated series, feature motion pictures, local and regional sports coverage, news, and children's programs. Most of our stations' programming is acquired from outside sources, including the networks with which our stations are affiliated, and some is produced locally or supplied by Tribune Entertainment Company. Syndicated programming costs are impacted largely by market factors, including demand from other stations or cable channels within the market. Availability of syndicated programming depends on the production of compelling programming and the willingness of studios to offer the programming to unaffiliated buyers. Our inability to continue to acquire or produce affordable programming for our stations could adversely affect operating results or our financial condition.

Events beyond our control may result in unexpected adverse operating results

        Our results could be affected in various ways by global or domestic events beyond our control, such as wars, political unrest, acts of terrorism, and natural disasters. Such events can quickly result in significant declines in advertising revenues and significant increases in newsgathering costs. Coverage of the war in Iraq and Hurricane Katrina are two examples where newsgathering costs increased and, in the case of Hurricane Katrina, revenues dropped off significantly at our two New Orleans television stations.

Newsprint prices may continue to be volatile and difficult to predict and control

        Newsprint is one of the largest expenses of our publishing units. The price of newsprint has historically been volatile and the consolidation of North American newsprint mills over the years has reduced the number of suppliers. We have historically been able to realize favorable newsprint pricing by virtue of our company-wide volume and a long-term contract with a significant supplier. Failure to maintain our current consumption levels, further supplier consolidation or the inability to maintain our existing relationships with our newsprint suppliers could adversely impact newsprint prices in the future.

Changes in our credit ratings may affect our borrowing costs

        Tribune currently has investment-grade credit ratings for its commercial paper and long-term debt. These investment-grade credit ratings afford us lower borrowing rates in both the commercial paper markets and in connection with senior debt offerings. In order to maintain this investment-grade rating, the credit rating agencies require us to meet certain financial performance ratios. Increased debt levels and/or decreased earnings could result in downgrades in our credit ratings, which, in turn, could reduce the total amount of commercial paper we could issue, raise our commercial paper borrowing costs and/or raise our long-term debt borrowing rates.

Changes in accounting standards can significantly impact reported earnings and operating results

        Generally accepted accounting principles and accompanying pronouncements and implementation guidelines for many aspects of our business, including those related to intangible assets, pensions, income taxes, derivatives, share-based compensation, and broadcast rights, are complex and involve significant judgments. Changes in these rules or their interpretation could significantly change our reported earnings and operating results. See "Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates" and Note 1 in "Item 8. Financial Statements and Supplementary Data."

Adverse results from litigation or governmental investigations can impact our business practices and operating results

        From time to time, Tribune and its subsidiaries are parties to litigation and regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our operating results or financial condition as well as our ability to conduct our businesses as they are presently being conducted.

We could be faced with additional tax liabilities

        We are subject to both federal and state income taxes and are regularly audited by federal and state taxing authorities. Significant judgment is required in evaluating our tax positions and in establishing appropriate reserves. We analyze our tax positions and reserves on an ongoing basis and make adjustments when warranted based on changes in facts and circumstances. While we believe our tax positions and reserves are reasonable, the resolution of our tax issues are unpredictable and could negatively impact our effective tax rate, net income or cash flows for the period or periods in question.

Labor strikes, lock-outs and protracted negotiations can lead to business interruptions and increased operating costs

        Union employees comprise about 20% of our workforce. We are required to negotiate collective bargaining agreements across our business units on an ongoing basis. Complications in labor negotiations can lead to work slowdowns or other business interruptions and greater overall employee costs.

Acquisitions, investments and divestitures pose inherent financial and other risks and challenges

        We continuously evaluate our businesses and make strategic acquisitions and investments, either individually or with partners, and divestitures as part of our strategic plan. These transactions involve challenges and risks in negotiation, execution, valuation and integration. Moreover, competition for certain types of acquisitions is significant, particularly in the Interactive space. Even if successfully negotiated, closed and integrated, certain acquisitions or investments may prove not to advance our business strategy and may fall short of expected return on investment targets. In certain of our investments, we take a minority position in a company with limited voting rights and an inability to exert absolute control over the entity.

ITEM 1B. UNRESOLVED STAFF COMMENTS.

        Not applicable.

ITEM 2. PROPERTIES.

        The corporate headquarters of the Company are located at 435 North Michigan Avenue, Chicago, Illinois. The general character, location and approximate size of the principal physical properties used by the Company on Dec. 25, 2005, are listed below. In total, the Company owns or leases transmitter sites, parking lots and other land aggregating approximately 1,100 acres in 97 separate locations. In addition to those properties listed below, the Company owns or leases an aggregate of approximately 3,015,000 square feet of office and production space in 311 locations. The Company also owns Wrigley Field, the 39,620-seat stadium used by the Chicago Cubs baseball team. The Company considers its various properties to be in good condition and suitable for the purposes for which they are used.

	Approximate Area in Square Feet
General Character of Property
	Owned		Leased(1)
Publishing:
Printing plants, business and editorial offices, and warehouse space located in:
Los Angeles, CA	656,000		1,375,000
Chicago, IL	1,582,000	(2)	89,000
Melville, NY	—		717,000
Baltimore, MD	10,000		909,000
Hartford, CT	173,000		337,000
Orlando, FL	374,000		99,000
Deerfield Beach, FL	320,000		44,000
Costa Mesa, CA	339,000		47,000
Irwindale, CA	—		325,000
Allentown, PA	171,000		2,000
Chatsworth, CA	248,000	(3)	50,000
Newport News, VA	251,000		20,000
Northlake, IL	—		246,000
Fort Lauderdale, FL	—		224,000
Oakbrook, IL	—		99,000
Stamford, CT	85,000		—
Miller Place, NY	82,000		—
Glens Falls, NY	—		59,000
Bel Air, MD	52,000		—
Columbia, MD	29,000		14,000
Williamsburg, VA	25,000		3,000
Greenwich, CT	24,000		—
Broadcasting and entertainment:
Business offices, studios and transmitters located in:
Los Angeles, CA	309,000		65,000
Chicago, IL	132,000		4,000
New York, NY	—		121,000
Indianapolis, IN	79,000		—
Seattle, WA	68,000		—
Greenwood Village, CO	42,000		—
Maryland Heights, MO	—		39,000

Atlanta, GA	36,000	—
Houston, TX	35,000	—
Dallas, TX	33,000	—
San Diego, CA	—	26,000
Hartford, CT	—	22,000
Boston, MA	47,000	—
Philadelphia, PA	21,000	4,000
Sacramento, CA	24,000	—
Grand Rapids, MI	21,000	—
Hollywood, FL	20,000	—
York, PA	20,000	—
Beaverton, OR	14,000	—
Washington, DC	—	13,000

(1)
The Company has financed eight real properties, constituting 2,987,000 square feet from TMCT I, under a property financing arrangement with an initial term of 12 years, which expires August 2009. See Note 6 to the Company's consolidated financial statements in Item 8 for further discussion.

(2)
Includes Tribune Tower, an approximately 630,000 square foot office building in downtown Chicago, and Freedom Center, the approximately 943,000 square foot production center of the Chicago Tribune. Tribune Tower houses the Company's corporate headquarters, the Chicago Tribune's business and editorial offices, offices of various subsidiary companies and approximately 40,000 square feet of space leased to unaffiliated tenants. Freedom Center houses the Chicago Tribune's printing, packaging and distribution operations.

(3)
The Los Angeles Times' San Fernando Valley production facility, a 248,000 square foot facility, is held for sale. See Note 2 to the Company's consolidated financial statements in Item 8 for further discussion.

ITEM 3. LEGAL PROCEEDINGS.

        The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies.

        In February 2004, a purported class action lawsuit was filed in New York Federal Court by certain advertisers of Newsday and Hoy, New York, alleging that they were overcharged for advertising as a result of inflated circulation numbers at these two publications. The purported class action also alleges that entities that paid a Newsday subsidiary to deliver advertising flyers were overcharged. In July 2004, another lawsuit was filed in New York Federal Court by certain advertisers of Newsday alleging damages resulting from inflated Newsday circulation numbers as well as federal and state antitrust violations. The Company intends to vigorously defend these suits.

        On June 17, 2004, the Company publicly disclosed that it would reduce its reported circulation for both Newsday and Hoy, New York for the 12-month period ending Sept. 30, 2003 and the six-month period ending March 31, 2004. The circulation adjustments were the result of a review of reported circulation at Newsday and Hoy, New York, conducted by the Company's internal audit staff and the Audit Bureau of Circulations ("ABC"). Subsequent to the June 17th disclosure, the Company continued its internal review and found additional misstatements for these time periods, as well as misstatements that impacted the 12-month period ending Sept. 30, 2002. On Sept. 10, 2004, the Company announced additional revisions to the circulation figures for Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003 and the six-month period ending March 31, 2004. In November 2004, ABC released its audit reports for Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003. In March 2005, ABC released its audit reports for Newsday for the six-month periods ending

March 31, 2004 and Sept. 30, 2004. In May 2005, ABC released its audit reports for Hoy, New York, for the six-month periods ending March 31, 2004 and Sept. 30, 2004. Audited circulation figures for both Newsday and Hoy, New York, for these periods were within the ranges previously disclosed. After releasing these reports, ABC recalled Newsday's audit report and Publisher's Statements covering the 12-month period ending Sept. 30, 2002 and all of Hoy, New York's audit reports and Publisher's Statements covering the periods ending March 31, 2000 through Sept. 30, 2002, stating that, due to insufficient information, they could not verify circulation for those periods. ABC also withdrew its unqualified opinion as to the material fairness of the circulation reported for Newsday for the 12-month periods ending Sept. 30, 2000 and Sept. 30, 2001, again citing insufficient information necessary to confirm the unqualified opinions. ABC's circulation audit at Newsday for the six-month period ending March 31, 2005 was issued in October 2005 with no significant adjustments. ABC's circulation audit at Hoy, New York, for the six-month period ending March 31, 2005 was issued in January 2006 with no significant adjustments. Circulation audits at Newsday and Hoy, New York, for the period ending September 2005 are ongoing. Hoy, New York, converted to free distribution in January 2006. Due to this change, Hoy, New York's circulation for the period ended September 2005 and going forward will be audited by the Certified Audit of Circulations.

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

        In addition to the advertiser lawsuits, several class action and shareholder derivative suits have been filed against the Company and certain of its current and former directors and officers as a result of the circulation misstatements at Newsday and Hoy, New York. The suits, which are currently pending in Illinois Federal and State Courts, allege breaches of fiduciary duties and other managerial and director failings under Delaware law, the federal securities laws and ERISA. The Company believes the complaints are without merit and intends to vigorously defend the suits.

        The Securities and Exchange Commission, the United States Attorney for the Eastern District of New York and the Nassau County District Attorney are conducting inquiries into the circulation practices at Newsday and Hoy, New York. The Company is cooperating fully with these inquiries. The Company cannot predict with certainty the outcome of these inquiries.

        In March 1997, the Company acquired Renaissance Communications Corp., a publicly traded company that owned six television stations, for $1.1 billion in cash. The stations acquired were KDAF-TV, Dallas, WBZL-TV, Miami, KTXL-TV, Sacramento, WXIN-TV, Indianapolis, WTIC-TV, Hartford, and WPMT-TV, Harrisburg. The FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the WBZL-TV, Miami television station and the South Florida Sun-Sentinel newspaper. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both WBZL-TV, Miami, and the South Florida Sun-Sentinel newspaper until the FCC concludes its review of the television/newspaper cross-ownership rule. As discussed below, the new television/newspaper cross-ownership rule adopted by the FCC in June 2003 permits Tribune to own the newspapers and broadcast licenses in all of its current cross-owned markets, including South Florida. However, also as discussed below, the new television/newspaper cross-ownership rule has been remanded to the FCC for further proceedings. Depending on the outcome of the FCC proceedings, the Company may require a waiver to allow continued ownership of both WBZL-TV, Miami, and the South Florida Sun-Sentinel.

        In March 2000, as a result of the Times Mirror merger, the Company acquired the Los Angeles Times, Newsday, The Baltimore Sun, The Hartford Courant, The Morning Call, The Advocate, Greenwich Time and several smaller newspapers. Because the Times Mirror acquisition did not involve the transfer of any broadcast station licenses, approval of the FCC was not required to complete the transaction. Under the FCC's television/newspaper cross-ownership rule in effect at the time of the merger, companies were generally prohibited from owning both a newspaper and a broadcast license in the same market. However, it was also the FCC's policy to permit newly created television/newspaper combinations to be held until the next broadcast license renewal. As such, license renewals for three Tribune television properties—KTLA-TV, Los Angeles (renewal in 2006), WPIX-TV, New York (renewal in 2007) and WTIC-TV, Hartford (renewal in 2007), would be affected by the Times Mirror acquisition under the old FCC media ownership rules. It is unlikely that the new proceeding will be concluded before these licenses expire, and the Company will seek and expects to receive waivers to allow continued ownership of both newspapers and broadcast licenses in the Los Angeles, New York and Hartford markets.

        In 2001, the Company received FCC authorization to operate television station WTXX-TV, Hartford. The FCC granted a so-called "failing station" waiver to allow common ownership of WTIC-TV, Hartford, and WTXX-TV, Hartford. In addition, the FCC granted a temporary six-month waiver of the newspaper-broadcast ownership prohibition. The temporary waiver has been extended until the FCC has completed its review of the renewal application for WTXX-TV. Should there be no timely relief forthcoming from the FCC's proceeding, the Company will seek and expects to receive a waiver to allow continued ownership of both WTIC-TV, Hartford, and WTXX-TV, Hartford, and The Hartford Courant.

        On June 2, 2003, the FCC adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rule would eliminate the cross-ownership prohibition entirely in markets with nine or more television stations and permit combinations of one newspaper and one television station in markets having from four to eight television stations. Under this rule, the Company would be permitted to retain its newspaper and television operations in each of the five markets where it owns both—New York, Los Angeles, Chicago, South Florida, and Hartford. In September 2003, the United States Court of Appeals for the Third Circuit stayed the effectiveness of the new media ownership rules pending the outcome of appeals by advocacy groups challenging the new rules. In June 2004, the Third Circuit remanded the new rules to the FCC for further proceedings while keeping the stay in effect. On Jan. 28, 2005, the Company and other media companies filed a joint petition seeking United States Supreme Court review of the June 2004 Third Circuit remand. On June 13, 2005, the Supreme Court declined to review the petition, without addressing the Constitutional arguments raised and without foreclosing additional appeals if the Company's interests are not adequately addressed as part of the FCC's remand proceeding. While the Company remains optimistic that the cross-ownership ban will ultimately be loosened in major markets, it cannot predict with certainty the timing or the outcome of the FCC's remand proceeding.

        During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate transactions, which were structured to qualify as tax-free reorganizations under the Internal Revenue Code. The Company believes these transactions were completed on a tax-free basis. However, the Internal Revenue Service ("IRS") audited the transactions and disagreed with the position taken by Times Mirror. In the fourth quarter of 2001, the Company received an IRS adjustment to increase Times Mirror's 1998 taxable income by approximately $1.6 billion. The Company filed a petition in United States Tax Court in November 2002 to contest the IRS position, and in December 2004, the Company presented its position in United States Tax Court.

        On Sept. 27, 2005, the United States Tax Court issued an opinion contrary to the Company's position and determined that the Matthew Bender transaction was a taxable sale. In January 2006, the Tax Court extended its opinion in the Matthew Bender case to the Mosby transaction given the similarity of the two transactions. Taxes and related interest for both the Matthew Bender and Mosby transactions total approximately $1 billion. Over time, deductions for state taxes and interest are expected to reduce the net cash outlay to approximately $840 million.

        The Company will appeal the Tax Court ruling to the United States Court of Appeals for the Seventh Circuit. The Company does not expect a ruling before the first half of 2007. The Company cannot predict with certainty the outcome of this appeal.

        Times Mirror established a tax reserve of $180 million in 1998 when it entered into the transactions. The reserve represented Times Mirror's best estimate of the amount the expected IRS and state income tax claims could be settled for based upon an analysis of the facts and circumstances surrounding the issue. The Company maintained this initial reserve, plus interest, and evaluated the adequacy of the reserve on a periodic basis. As a result of the Tax Court ruling, the Company increased its tax reserve by an additional $609 million in the third quarter of 2005 by recording additional income tax expense of $150 million, representing additional after-tax interest applicable to the post-acquisition period, and goodwill of $459 million. On Sept. 30, 2005, the Company paid $880 million to the IRS, representing the federal tax and interest owed on the transactions, and financed the payment through the issuance of commercial paper. The Company expects to make related state tax and interest payments of approximately $125 million during 2006. See Note 12 to the Company's consolidated financial statements in Item 8.

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

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

        The Company's common stock is presently listed on the New York, Chicago and Pacific stock exchanges. The high and low sales prices of the common stock by fiscal quarter for the two most recent fiscal years, as reported on the New York Stock Exchange Composite Transactions list, were as follows:

	2005		2004
Quarter
	High	Low	High	Low
First	$42.37	$38.59	$53.00	$48.89
Second	40.14	35.02	51.90	44.94
Third	39.56	34.53	45.85	39.20
Fourth	36.15	30.05	44.32	40.50

        At Feb. 17, 2006, there were 6,461 holders of record of the Company's common stock. Quarterly cash dividends declared on common stock were $.18 per share for each quarter during 2005 and $.12 per share for each quarter during 2004. Total cash dividends declared on common stock by the Company were $225 million for 2005 and $155 million for 2004. The Company announced in February 2006 that its quarterly cash dividends would be $.18 per share in 2006.

        In 2000, the Company's Board of Directors authorized the Company to repurchase $2.5 billion of its common stock. Through Dec. 25, 2005, the Company repurchased 56 million shares of its common stock at a cost of $2.3 billion under this authorization. In December 2005, the Board of Directors authorized additional repurchases of $1 billion (inclusive of $160 million of remaining authority under the 2000 stock repurchase authorization). Repurchases, by fiscal period, for 2005 were as follows (in thousands, except average price):

	Shares Repurchased	Average Price	Total Number of Shares Repurchased	Value of Shares that May Yet be Repurchased
Period 1 (5 weeks ended Jan. 30, 2005)	—	$—	44,245	$600,879
Period 2 (4 weeks ended Feb. 27, 2005)	100	41.69	44,345	596,703
Period 3 (4 weeks ended March 27, 2005)	—	—	44,345	596,703
Period 4 (4 weeks ended April 24, 2005)	591	38.15	44,936	574,153
Period 5 (4 weeks ended May 22, 2005)	2,072	38.00	47,008	495,371
Period 6 (5 weeks ended June 26, 2005)	2,660	36.02	49,668	399,480
Period 7 (5 weeks ended July 31, 2005)	935	35.75	50,603	366,025
Period 8 (4 weeks ended Aug. 28, 2005)	317	37.64	50,920	354,084
Period 9 (4 weeks ended Sept. 25, 2005)	2,311	37.84	53,231	266,561
Period 10 (4 weeks ended Oct. 23, 2005)	1,575	34.26	54,806	212,547
Period 11 (4 weeks ended Nov. 20, 2005)	1,170	31.75	55,976	175,369
Period 12 (5 weeks ended Dec. 25, 2005)	450	32.38	56,426	1,000,000

ITEM 6. SELECTED FINANCIAL DATA.

        Selected financial data for the years 1995 through 2005 is contained under the heading "Eleven Year Financial Summary" on pages 110 and 111 and is derived from financial statements for those years. The information contained in the "Eleven Year Financial Summary" is not necessarily indicative of the results of operations to be expected for future years, and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" included in Item 7 and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K which were audited by the Company's independent registered public accounting firm, PricewaterhouseCoopers LLP.

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

FORWARD-LOOKING STATEMENTS

        The discussion contained in this Item 7 (including, in particular, the discussion under "Overview"), the information contained in Item 7A, "Quantitative and Qualitative Disclosures about Market Risk," and the information contained in the subsequent notes to the consolidated financial statements, contain certain forward-looking statements that are based largely on the Company's current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements including, but not limited to, the items discussed in Item 1A, "Risk Factors." Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include: changes in advertising demand, circulation levels and audience shares; regulatory and judicial rulings; availability and cost of broadcast rights; competition and other economic conditions; changes in newsprint prices; changes in the Company's credit ratings and interest rates; changes in accounting standards; adverse results from litigation, governmental investigations or tax-related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments and divestitures; the effect of derivative transactions; and the Company's reliance on third-party vendors for various services. The words "believe," "expect," "anticipate," "estimate," "could," "should," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

        Publishing currently consists primarily of 11 daily newspapers, which include related businesses such as interactive websites. Publishing represented 73% of the Company's consolidated revenues in 2005. About 79% of publishing revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and on interactive websites. Approximately 15% of publishing revenues were generated from the sales of newspapers to individual subscribers or to sales outlets, which re-sell the newspapers. The remaining 6% of revenues came from a variety of activities including the syndication of columns, features, information and comics to newspapers, commercial printing operations, sales of entertainment listings and other publishing-related activities.

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

        Significant expense categories for publishing include compensation, newsprint and ink and other operating expenses. Compensation, which includes benefits expense, represented 42% of publishing's consolidated operating expenses in 2005. Compensation expense is affected by many factors, including the level of merit increases, the number of full-time equivalent employees and changes in the design and costs of the Company's various employee benefit plans. Newsprint and ink represented 15% of the 2005 operating expenses for publishing. The Company consumed approximately 814,000 metric tons of newsprint in 2005. Newsprint is a commodity and pricing can vary significantly between years. Other expenses comprised 43% of total operating expenses. These expenses are principally for the distribution of the newspaper, promotional activities and other general and administrative expenses. These expenses are typically subject to less variability.

        Broadcasting and entertainment currently consists of 26 television stations, one radio station, the Chicago Cubs and Tribune Entertainment, a company that distributes its own programming together with programming licensed from third parties. Broadcasting and entertainment represented 27% of the Company's consolidated revenues in 2005. About 88% of these revenues came from the sale of advertising spots on its television stations. Changes in advertising revenues are heavily correlated with and influenced by changes in the level of economic activity in the United States. Changes in Gross Domestic Product, consumer spending levels, auto sales, programming content, audience share and rates all impact demand for advertising on the Company's television stations. The Company's advertising revenues are subject to changes in these factors both on a national level and on a local level in the markets in which it operates.

        Significant expense categories for broadcasting and entertainment include programming expense, compensation and other expenses. Programming expense represented 38% of 2005 expenses. The level of programming expense is affected by the cost of programs available for purchase and the selection of programs aired by the Company's television stations. Compensation expense represented 41% of broadcasting and entertainment's 2005 expenses and is impacted by the same factors as noted for publishing. Other expenses represented 21% of total operating expenses and are for promotional activities and other station operating expenses.

        The Company uses revenues and operating profit as ways to measure the financial performance of its business segments. The Company uses average net paid circulation for its newspapers and average audience share for its television stations as a means to measure its publishing and broadcasting and entertainment market shares and performance.

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

Income Taxes

        Provisions for federal and state income taxes are calculated on reported pretax earnings based on current tax laws and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Taxable income reported to the taxing jurisdictions in which the Company operates often differs from pretax earnings because some items of income and expense are recognized in different time periods for income tax purposes. The Company provides deferred taxes on these temporary differences in accordance with Financial Accounting Standard ("FAS") No. 109, "Accounting for Income Taxes." Taxable income also may differ from pretax earnings due to statutory provisions under which specific revenues are exempt from taxation and specific expenses are not allowable as deductions. The Company establishes reserves for income tax when it is probable that one or more of the taxing authorities will challenge and disallow a position taken by the Company in its income tax returns and the resulting liability is estimable. The consolidated tax provision and related accruals include estimates of the potential taxes and related interest as deemed appropriate. These estimates are reevaluated and adjusted, if appropriate, on a quarterly basis. Although management believes its estimates and judgments are reasonable, the resolutions of the Company's tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. See Note 12 to the Company's consolidated financial statements in Item 8.

Pension and Postretirement Benefits

        The Company provides defined benefit pension, postretirement health care and life insurance benefits to eligible employees under a variety of plans (see Note 13 to the Company's consolidated financial statements in Item 8). Accounting for pension and postretirement benefits requires the use of several assumptions.

        Weighted average assumptions used each year in accounting for pension benefits and other postretirement benefits were:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Discount rate for expense	5.75%	6.25%	5.75%	6.25%
Discount rate for obligations	5.50%	5.75%	5.50%	5.75%
Increase in future salary levels for expense	3.50%	3.75%	—	—
Increase in future salary levels for obligations	3.50%	3.50%	—	—
Long-term rate of return on plans' assets	8.50%	8.50%	—	—

        The Company expects to use a long-term rate of return assumption of 8.5% in 2006, consistent with the 2005 assumption. The long-term rate of return assumption is subject to change due to the fluctuation of returns in the overall equity and debt markets. As of the date of this report, a 0.5% decrease in the Company's long-term rate of return assumption would result in an $8 million increase in the Company's net pension expense. In 2005, the pension plans' assets earned a return of approximately 8%. The Company will use a discount rate of 5.5% for expense in 2006.

        At Dec. 25, 2005 and Dec. 26, 2004, the Company's prepaid pension asset included an unrecognized net actuarial loss of $870 million and $803 million, respectively. A significant portion of this net actuarial loss resulted from the difference between the Company's expected returns on plan assets and the actual losses on plan assets in 2002 and 2001. Expected returns on plan assets were $158 million and $176 million in 2002 and 2001, respectively; actual losses were $161 million and $113 million, respectively. In accordance with FAS No. 87, "Employers' Accounting for Pensions," the actuarial loss will be recognized in net periodic pension expense over the estimated average remaining service period of active employees expected to receive benefits. The Company's policy is to incorporate asset-related gains and losses into the asset value used to calculate the expected return on plan assets and into the calculation of amortization of unrecognized net actuarial loss over a four-year period.

        In December 2005, the pension plan benefits for former Times Mirror non-union and non-Newsday employees were frozen. As a result of the plan freeze, a pretax curtailment gain of $18 million ($13 million at publishing, $1 million at broadcasting and entertainment and $4 million at corporate) was recorded. On March 31, 2006, the pension plan benefits for Newsday union and non-union employees will be frozen.

        The Company's pension plans' asset allocations at Dec. 25, 2005 and Dec. 26, 2004, were as follows (in millions):

	Plan Assets
Asset Category
	Dec. 25, 2005		Dec. 26, 2004
Equity securities	$1,186	74.2%	$1,146	73.5%
Fixed income securities	329	20.6%	332	21.3%
Other	83	5.2%	81	5.2%

Total	$1,598	100%	$1,559	100%

        The Company's current 2006 target allocation for pension plans' assets is 75% in equity securities and 25% in fixed income securities and other.

        For purposes of measuring 2005 postretirement health care costs, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 5% for 2009 and remain at that level thereafter. For purposes of measuring health care obligations at Dec. 25, 2005, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 5% for 2010 and remain at that level thereafter. On Dec. 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") was signed into law. The Act resulted in a $15 million reduction in the accumulated other postretirement obligations for prior service costs and a $1 million reduction in net periodic postretirement benefit costs.

        Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of the date of this report, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$372	$(329)
Projected benefit obligation	$6,218	$(5,510)

        The Company plans to contribute $7 million related to certain of its union and non-qualified pension plans and $13 million to its other postretirement benefit plans in 2006.

Expected Future Benefit Payments—The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Postretirement Benefits
2006	$77,930	$14,416
2007	75,222	14,316
2008	75,439	14,081
2009	76,342	13,823
2010	77,548	13,660
2011-2015	408,164	64,455

Broadcast Rights

        Broadcast rights consist principally of rights to broadcast syndicated programs, sports and feature films and are stated at the lower of cost or estimated net realizable value. The total cost of these rights is recorded as an asset and a liability when the program becomes available for broadcast. Syndicated program rights that have limited showings are generally amortized using an accelerated method as programs are aired. Sports and feature film rights are amortized using the straight-line method. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. At Dec. 25, 2005 and Dec. 26, 2004, the Company had broadcast rights assets of $669 million and $652 million, respectively.

        The Company maintains an allowance for programming that is not expected to be aired by the end of the contract period. This allowance for excess programming inventory is based on a program-by-program review of the Company's five-year broadcast plans and historical write-off trends. The total reserve balance at Dec. 25, 2005 and Dec. 26, 2004 was $4 million and $5 million, respectively. Actual write-offs in 2005 and 2004 were $1 million and $12 million, respectively. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

Goodwill and Other Intangible Assets

        The Company periodically reviews goodwill and certain intangible assets no longer being amortized for impairment in accordance with FAS No. 142, "Goodwill and Other Intangible Assets." Under FAS No. 142, the impairment review of goodwill and other intangible assets not subject to amortization must be based generally on fair values.

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

        In the fourth quarter of 2004, the Company elected to early adopt the provisions of the Financial Accounting Standards Board's Emerging Issues Task Force Topic No. D-108, which requires the use of a direct valuation method for valuing intangible assets, such as FCC licenses, and reviewing them for impairment. Historically, the Company had been using a residual valuation method to review its FCC licenses for impairment each year. A direct valuation method generally results in a lower valuation than does a residual valuation method. The Company performed an impairment review of its FCC licenses for the year ended Dec. 28, 2003 using a residual method. No impairments were required as a result of the analyses performed in 2003. The effect of changing to a direct valuation method for the 2004 FCC licenses impairment review was a pretax charge of $29 million ($18 million after-tax). The charge was recorded in the fourth quarter of 2004 as a cumulative effect of a change in accounting principle in the consolidated statements of income.

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

        The Company's goodwill and other intangible assets at Dec. 25, 2005 consisted of the following (in thousands):

	Dec. 25, 2005
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 15 to 20 years)	$190,657	$(62,110)	$128,547
Network affiliation agreements (useful life of 40 years)(1)	290,320	(16,330)	273,990
Other (useful life of 3 to 40 years)	23,482	(6,696)	16,786

Total	$504,459	$(85,136)	419,323

Goodwill and other intangible assets not subject to amortization
Goodwill
Publishing			4,380,483
Broadcasting and entertainment			1,566,659

Total goodwill			5,947,142
Newspaper mastheads			1,575,814
FCC licenses			1,084,654
Tradename			7,932

Total			8,615,542

Total goodwill and other intangible assets			$9,034,865

(1)
Network affiliation agreements, net of accumulated amortization, include $184 million related to Fox affiliations and $90 million related to WB affiliations.

        As a result of the United States Tax Court opinion issued on Sept. 27, 2005 related to the Matthew Bender tax dispute, the Company recorded additional goodwill of $459 million (see Note 12 to the Company's consolidated financial statements in Item 8).

Self-Insurance Liabilities

        The Company self-insures for certain medical and disability benefits, workers' compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims, claim growth and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks totaled $113 million and $106 million at Dec. 25, 2005 and Dec. 26, 2004, respectively.

Accounts Receivable Allowances

        The Company's accounts receivable are primarily due from advertisers. Credit is extended based on an evaluation of a customer's financial condition and generally collateral is not required. The Company maintains an allowance for uncollectible accounts, rebates and volume discounts. This allowance is determined based on historical write-off experience and any known specific collectibility exposures. At Dec. 25, 2005 and Dec. 26, 2004, the Company's allowance for accounts receivable was $43 million and $50 million, respectively.

Stock-Based Compensation

        The Company accounts for its stock-based compensation plans in accordance with Accounting Principles Board ("APB") Opinion No. 25 and related interpretations. Under APB No. 25, no compensation expense is recorded because the exercise price of employee stock options equals the market price of the underlying stock on the date of grant.

        On June 24, 2005, the Company accelerated the vesting of certain stock options granted on Feb. 11, 2003 and Feb. 10, 2004, totaling 2.4 million in each year. Unvested stock options awarded to the then current executive officers of the Company on these grant dates, which aggregated 0.8 million and 0.6 million, respectively, were not accelerated at that time. On Dec. 16, 2005, the Company accelerated the vesting of all stock options granted on Feb. 8, 2005, totaling 3.5 million. Also, on Dec. 16, 2005, the Company accelerated the remaining unvested stock options granted to the current executive officers of the Company on Feb. 11, 2003 and Feb. 10, 2004, totaling 0.4 million in both years. All other terms and conditions of the stock option grants remain unchanged.

        In accordance with APB No. 25 and related interpretations, the acceleration of vesting of these stock options did not require accounting recognition in the Company's income statement. The exercise prices of the 2003, 2004 and 2005 grants were $45.90, $52.05 and $40.59, respectively, and the Company's closing stock prices on the June 24, 2005 and Dec. 16, 2005 dates of acceleration were $35.64 and $30.80, respectively. The impact of the accelerated vesting was to increase pro forma stock-based compensation by $82 million, or $50 million net of tax, in 2005.

        The accelerated vesting of these stock options was one of several actions the Company has recently taken to reduce stock-based compensation expense that will be recorded in future years with the adoption of Financial Accounting Standard ("FAS") No. 123R (see discussion below). Over the last two years, the Company has reduced the number of stock options granted by approximately 45%. Also, beginning in 2004, option grants have 8-year terms, down from 10 years for grants in previous years, and do not have a replacement option feature.

        Under FAS No. 123, "Accounting for Stock-Based Compensation," as amended by FAS No. 148, compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as compensation expense over the vesting period. For purposes of the disclosure required by FAS No. 123, as amended by FAS No. 148, the Company uses the Black-Scholes option pricing model to determine the fair value of each option grant. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect the Company's best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the control of the Company. As a result, if other assumptions had been used in the current period, pro forma stock-based compensation, as calculated and disclosed under FAS No. 123, could have been materially impacted. Furthermore, if the Company uses different assumptions in future periods, share-based compensation expense could be materially impacted.

        In December 2004, the Financial Accounting Standards Board ("FASB") issued FAS No. 123R, "Share-Based Payment." FAS No. 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations. Under FAS No. 123R, compensation cost is measured at the grant date based on the estimated fair value of the award and is required to be recognized as compensation expense over the vesting period. The Company is required to adopt the standard in the first quarter of 2006. The Company plans to use the modified prospective application, which requires the recognition of share- based compensation as if the provisions of the standard had been in effect since Dec. 25, 1994 (the beginning of the Company's 1995 fiscal year). The Company expects to record approximately $33 million of pretax compensation expense in 2006 related to equity grants in 2006 and prior years, as well as the Company's Employee Stock Purchase Plan.

SIGNIFICANT EVENTS

        On Jan. 8, 2006, Newsday's six collective bargaining units voted to accept new four-year contracts that include position eliminations, work rule improvements, lower cost retirement plans and an increase in employee health care contributions, resulting in pretax savings of approximately $7 million in 2006 and more than $10 million annually thereafter. The Company expects to record one-time pretax charges of approximately $15 million in the first quarter of 2006 related to severance and other payments associated with the new contracts.

        On Jan. 24, 2006, the Company announced that it had reached a 10-year agreement to affiliate 16 of its television stations currently affiliated with the WB Network (including those in New York, Los Angeles and Chicago) with a new broadcast network, The CW Network, being launched in the fall of 2006 by Warner Brothers Entertainment and CBS. The new network will air a portion of the programming currently on the WB Network and the UPN Network, as well as new programming. The WB Network will shut down at that time. The Company will not incur any costs related to the shutdown of The WB Network. Three of Tribune's current WB network affiliates (Philadelphia, Atlanta and Seattle) will become independent stations at that time. When regulatory approval of the new network is received and the new affiliation agreements become effective, the Company will write-off the WB affiliation agreement intangible assets for Philadelphia, Atlanta and Seattle. This write-off will most likely occur in the second or third quarter of 2006 and will total approximately $15 million before taxes.

Acquisitions

        The Company had no significant acquisitions in 2005 and 2004. The Company completed acquisitions totaling approximately $275 million in 2003 for cash and other consideration, including the value of the Denver radio station group assets that were divested in an exchange transaction during 2003. The results of the acquired companies are included in the consolidated statements of income since their respective dates of acquisition. None of these acquisitions were material in relation to the Company's consolidated financial statements.

        On March 21, 2003, the Company acquired the stock of KPLR-TV, St. Louis, and the assets of KWBP-TV, Portland, Ore., from ACME Communications for a total of $275 million. The Company acquired the stock of KPLR-TV for $200 million in cash. The acquisition of the assets of KWBP-TV was structured as a like-kind asset exchange for income tax purposes. It was funded with the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM) with an estimated fair market value of $55 million, plus $20 million in cash. The Company allocated $153 million, $42 million and $136 million of the purchase price to FCC licenses, network affiliations and goodwill, respectively.

Consolidation of Los Angeles Times' Production Operations

        In December 2005, the Los Angeles Times announced it would close its San Fernando Valley printing facility in January 2006 and consolidate production at its remaining three facilities in Los Angeles, Costa Mesa, and Irwindale, California. The closing of the printing facility resulted in the elimination of approximately 120 positions from across the Los Angeles Times' production facilities.

        As a result of the facility closing, the Company reclassified the San Fernando Valley printing facility land and building as held for sale at Dec 25, 2005. The Company recorded a $2 million pretax charge in the fourth quarter of 2005 to reduce the carrying value of the San Fernando Valley printing facility's land and building to $24 million, the estimated fair value of the assets less costs to sell the assets. The Company evaluated the machinery and equipment at the San Fernando Valley printing facility and determined that press and other related equipment with a net book value of $16 million will be abandoned. Therefore, the Company reduced its estimate of the useful life of the press and other related equipment and recorded accelerated depreciation of $16 million in the fourth quarter of 2005. The Company has idled the remaining San Fernando Valley machinery and equipment, which had a net book value of $34 million at Dec. 25, 2005. The Company is currently evaluating alternative uses of this equipment. This evaluation is expected to be completed in 2006.

        The Company recorded a pretax charge in the fourth quarter of 2005 of $22 million, excluding severance related costs, as a result of its decision to close the San Fernando Valley printing facility. A summary of the significant components of the $22 million pretax charge is as follows (in millions):

Accelerated depreciation on machinery and equipment	$16.1
Impairment of assets held for sale	2.1
Other	4.0

Total	$22.2

Employee Reductions

        The Company reduced its staff by approximately 900 positions in 2005 and recorded a pretax charge of $45 million ($43 million at publishing, $1 million at broadcasting and entertainment and $1 million at corporate). The eliminations included 120 positions as a result of closing the Los Angeles Times' San Fernando Valley printing facility, as discussed above. As of Dec. 25, 2005, $7 million had been paid and an accrual of $38 million remained. The Company recorded a pretax charge of $41 million in 2004 related to the elimination of approximately 600 positions in its publishing segment.

Non-Operating Items

        Fiscal years 2005, 2004 and 2003 included several non-operating items. Non-operating items for 2005 are summarized as follows (in millions, except per share data):

	Proceeds	Pretax Gain	After-tax Gain (Loss)	Diluted EPS
Gain on change in fair values of derivatives and related investments	$—	$62	$38	$.12
Gain on sales of subsidiaries and investments, net	17	7	4.01
Other, net	5	1	1.01
Income tax adjustments	—	—	(139)	(.44)

Total non-operating items	$22	$70	$(96)	$(.30)

        In 2005, the change in the fair values of derivatives and related investments related entirely to the Company's PHONES and related Time Warner investment. The $62 million non-cash pretax gain resulted from an $85 million decrease in the fair value of the derivative component of the Company's PHONES, which was partially offset by a $23 million decrease in the fair value of 16 million shares of Time Warner common stock.

        As a result of the United States Tax Court opinion issued on Sept. 27, 2005 related to the Matthew Bender tax dispute, the Company recorded additional income tax expense of $150 million in the third quarter of 2005 (see Note 12 to the Company's consolidated financial statements in Item 8). In the first quarter of 2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain other federal income tax issues.

        Non-operating items for 2004 are summarized as follows (in millions, except per share data):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Loss on change in fair values of derivatives and related investments	$—	$(18)	$(11)	$(.03)
Loss on early debt retirement	—	(141)	(87)	(.26)
Gain on sales of subsidiaries and investments, net	24	20	12.03
Loss on investment write-downs and other, net	16	(6)	(4)	(.02)

Total non-operating items	$40	$(145)	$(90)	$(.28)

        In 2004, the change in the fair values of derivatives and related investments related entirely to the Company's PHONES and related Time Warner investment. The $18 million non-cash pretax loss resulted from a $39 million increase in the fair value of the derivative component of the Company's PHONES, which was partially offset by a $21 million increase in the fair value of 16 million shares of Time Warner common stock.

        In 2004, the Company redeemed all of its outstanding $400 million ($396 million net of unamortized discount) 7.45% debentures due 2009 and retired $66 million ($64 million net of unamortized discount) of its 7.25% debentures due 2013 and $165 million ($160 million net of unamortized discount) of its 6.61% debentures due 2027 through cash tender offers. The Company paid approximately $760 million to retire this debt and, as a result, recorded a one-time, pretax loss of $141 million in 2004. The Company funded these transactions with cash and the issuance of commercial paper.

        In 2004, the gain on sales of subsidiaries and investments related primarily to the sale of the Company's 50% interest in La Opinión for $20 million, resulting in a pretax gain of $18 million.

        Non-operating items for 2003 are summarized as follows (in millions, except per share data):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Gain on change in fair values of derivatives and related investments	$—	$84	$52	$.16
Gain on sales of subsidiaries and investments, net	175	148	90.27
Loss on investment write-downs	—	(10)	(6)	(.02)
Gain on insurance recoveries	27	22	14.04
Other non-operating loss, net	—	(3)	(2)	—
Income tax adjustments	—	—	25.07

Total non-operating items	$202	$241	$173	$.52

        In 2003, the change in the fair values of derivatives and related investments related entirely to the Company's PHONES and related Time Warner investment. The $84 million non-cash pretax gain resulted from an $86 million increase in the fair value of 16 million shares of Time Warner common stock, which was partially offset by a $2 million increase in the fair value of the derivative component of the PHONES. Also in 2003, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write-downs totaled $10 million in 2003.

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

OTHER DEVELOPMENTS

        In February 2004, a purported class action lawsuit was filed in New York Federal Court by certain advertisers of Newsday and Hoy, New York, alleging that they were overcharged for advertising as a result of inflated circulation numbers at these two publications. The purported class action also alleges that entities that paid a Newsday subsidiary to deliver advertising flyers were overcharged. In July 2004, another lawsuit was filed in New York Federal Court by certain advertisers of Newsday alleging damages resulting from inflated Newsday circulation numbers as well as federal and state antitrust violations. The Company intends to vigorously defend these suits.

        On June 17, 2004, the Company publicly disclosed that it would reduce its reported circulation for both Newsday and Hoy, New York for the 12-month period ending Sept. 30, 2003 and the six-month period ending March 31, 2004. The circulation adjustments were the result of a review of reported circulation at Newsday and Hoy, New York, conducted by the Company's internal audit staff and the Audit Bureau of Circulations ("ABC"). Subsequent to the June 17th disclosure, the Company continued its internal review and found additional misstatements for these time periods, as well as misstatements that impacted the 12-month period ending Sept. 30, 2002. On Sept. 10, 2004, the Company announced additional revisions to the circulation figures for Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003 and the six-month period ending March 31, 2004. In November 2004, ABC released its audit reports for Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003. In March 2005, ABC released its audit reports for Newsday for the six-month periods ending March 31, 2004 and Sept. 30, 2004. In May 2005, ABC released its audit reports for Hoy, New York, for the six-month periods ending March 31, 2004 and Sept. 30, 2004. Audited circulation figures for both Newsday and Hoy, New York, for these periods were within the ranges previously disclosed. After releasing these reports, ABC recalled Newsday's audit report and Publisher's Statements covering the 12-month period ending Sept. 30, 2002 and all of Hoy, New York's audit reports and Publisher's Statements covering the periods ending March 31, 2000 through Sept. 30, 2002, stating that, due to insufficient information, they could not verify circulation for those periods. ABC also withdrew its unqualified opinion as to the material fairness of the circulation reported for Newsday for the 12-month periods ending Sept. 30, 2000 and Sept. 30, 2001, again citing insufficient information necessary to confirm the unqualified opinions. ABC's circulation audit at Newsday for the six-month period ending March 31, 2005 was issued in October 2005 with no significant adjustments. ABC's circulation audit at Hoy, New York, for the six-month period ending March 31, 2005 was issued in January 2006 with no significant adjustments. Circulation audits at Newsday and Hoy, New York, for the period ending

September 2005 are ongoing. Hoy, New York, converted to free distribution in January 2006. Due to this change, Hoy, New York's circulation for the period ending September 2005 and going forward will be audited by the Certified Audit of Circulations.

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

        In addition to the advertiser lawsuits, several class action and shareholder derivative suits have been filed against the Company and certain of its current and former directors and officers as a result of the circulation misstatements at Newsday and Hoy, New York. The suits, which are currently pending in Illinois Federal and State Courts, allege breaches of fiduciary duties and other managerial and director failings under Delaware law, the federal securities laws and ERISA. The Company believes the complaints are without merit and intends to vigorously defend the suits.

        The Securities and Exchange Commission, the United States Attorney for the Eastern District of New York and the Nassau County District Attorney are conducting inquiries into the circulation practices at Newsday and Hoy, New York. The Company is cooperating fully with these inquiries. The Company cannot predict with certainty the outcome of these inquiries.

        On June 2, 2003, the FCC adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rule would eliminate the cross-ownership prohibition entirely in markets with nine or more television stations and permit combinations of one newspaper and one television station in markets having from four to eight television stations. Under this rule, the Company would be permitted to retain its newspaper and television operations in each of the five markets where it owns both—New York, Los Angeles, Chicago, South Florida and Hartford. In September 2003, the United States Court of Appeals for the Third Circuit stayed the effectiveness of the new media ownership rules pending the outcome of appeals by advocacy groups challenging the new rules. In June 2004, the Third Circuit remanded the new rules to the FCC for further proceedings while keeping the stay in effect. On Jan. 28, 2005, the Company and other media companies filed a joint petition seeking United States Supreme Court review of the June 2004 Third Circuit remand. On June 13, 2005, the Supreme Court declined to review the petition, without addressing the Constitutional arguments raised and without foreclosing additional appeals if the Company's interests are not adequately addressed as part of the FCC's remand proceeding. While the Company remains optimistic that the cross-ownership ban will ultimately be loosened in major markets, it cannot predict with certainty the outcome of the FCC's remand proceeding. See Item 3, "Legal Proceedings" for a discussion of pending FCC rule review.

RESULTS OF OPERATIONS

        The Company's fiscal year ends on the last Sunday in December. Fiscal years 2005, 2004 and 2003 each comprised 52 weeks.

Consolidated

        The Company's consolidated operating results for 2005, 2004 and 2003 are shown in the table below.

				Change
(In millions, except per share data)	2005	2004	2003	05-04		04-03
Operating revenues	$5,596	$5,726	$5,595	-	2%	+	2%
Operating profit(1)	$1,147	$1,218	$1,361	-	6%	-	11%
Net income on equity investments	$41	$18	$6	+	130%	+	221%
Net income:
Before cumulative effect of change in accounting principle	$535	$573	$891	-	7%	-	36%
Cumulative effect of change in accounting principle, net of tax(2)	—	(18)	—		*		*

Net income	$535	$555	$891	-	4%	-	38%

Diluted earnings per share:
Before cumulative effect of change in accounting principle	$1.67	$1.72	$2.61	-	3%	-	34%
Cumulative effect of change in accounting principle, net of tax(2)	—	(.05)	—		*		*

Net income	$1.67	$1.67	$2.61		—	-	36%

(1)
Operating profit excludes interest and dividend income, interest expense, equity income and loss, non-operating items and income taxes. Operating profit in 2005 includes $22 million of expenses related to the shutdown of the Los Angeles Times' San Fernando Valley printing facility, $45 million of severance charges for the elimination of approximately 900 positions, primarily in publishing, and a pension curtailment gain of $18 million. Operating profit in 2004 includes $90 million of charges related to anticipated settlements with advertisers regarding misstated circulation at Newsday and Hoy, New York, for the periods September 2001 through March 2004 and $41 million of charges related to the elimination of approximately 600 publishing positions.

(2)
Refer to Note 5 to the Company's consolidated financial statements in Item 8 for further discussion.

*
Not meaningful

Earnings Per Share ("EPS")—Diluted EPS in 2005 was $1.67, flat with 2004. The 2005 results included a net non-operating loss of $.30 per diluted share, a charge of $.04 per diluted share for the shutdown of the Los Angeles Times' San Fernando Valley printing facility, severance charges of $.09 per diluted share for the elimination of approximately 900 positions, primarily in publishing, and a pension curtailment gain of $.03 per diluted share as a result of the Company's replacement of certain defined benefit plans with a defined contribution plan. Diluted EPS in 2004 was $1.67, down from $2.61 in 2003. The 2004 results included a net non-operating loss of $.28 per diluted share, a charge of $.17 per diluted share related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York, a charge of $.07 per diluted share for the elimination of approximately 600 positions in the publishing group and a one-time charge of $.05 per diluted share for the cumulative effect of a change in accounting principle related to early adoption of FASB's Emerging

Issues Task Force Topic No. D-108, which covers the use of a direct valuation method for intangible assets such as FCC licenses. In 2003, the Company recorded a net non-operating gain of $.52 per diluted share.

Operating Revenues and Profit—Consolidated operating revenues, depreciation and amortization expense, and operating profit by business segment were as follows:

				Change
(In millions)	2005	2004	2003	05-04		04-03
Operating revenues
Publishing	$4,097	$4,130	$4,037	-	1%	+	2%
Broadcasting and entertainment	1,499	1,596	1,558	-	6%	+	2%

Total operating revenues	$5,596	$5,726	$5,595	-	2%	+	2%

Depreciation and amortization expense
Publishing(1)	$191	$179	$176	+	7%	+	2%
Broadcasting and entertainment	51	52	50	-	2%	+	5%
Corporate expenses	2	2	2		—	-	21%

Total depreciation and amortization expense	$244	$233	$228	+	5%	+	2%

Operating profit (loss)(2)
Publishing	$760	$726	$885	+	5%	-	18%
Broadcasting and entertainment	436	544	529	-	20%	+	3%
Corporate expenses	(49)	(52)	(53)	+	5%	+	2%

Total operating profit	$1,147	$1,218	$1,361	-	6%	-	11%

(1)
Depreciation and amortization expense for 2005 includes $16 million of accelerated depreciation related to the shutdown of the Los Angeles Times' San Fernando Valley printing facility.

(2)
Operating profit (loss) for each segment excludes interest and dividend income, interest expense, equity income and loss, non-operating items and income taxes.

        Consolidated operating revenues decreased 2%, or $130 million, in 2005 due to declines in publishing and broadcasting and entertainment revenues. Consolidated operating revenues increased 2%, or $131 million, in 2004 due to growth in publishing and broadcasting and entertainment revenues. Excluding all acquisitions and divestitures that affect comparability in the period presented ("on a comparable basis"), revenues were up 2%, or $117 million, in 2004, as a result of improvements at both segments.

        Consolidated operating profit decreased 6%, or $71 million, in 2005. Publishing operating profit rose 5%, or $34 million, in 2005. Publishing operating profit in 2005 included a $22 million pretax charge for the shutdown of the Los Angeles Times' San Fernando Valley printing facility, pretax severance charges of $43 million for the elimination of over 800 positions and a pretax pension curtailment gain of $13 million. In 2004, publishing operating profit included a $90 million pretax charge related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York and a $41 million pretax charge for the elimination of approximately 600 positions. Excluding these charges, publishing operating expenses increased $13 million in 2005 primarily due to increases in newsprint and ink and outside services expenses, partially offset by lower circulation distribution expense. Publishing advertising revenues increased $16 million in 2005, while publishing circulation revenues declined 7%, or $48 million. Broadcasting and entertainment operating profit decreased 20%, or $108 million, in 2005 primarily due to decreased television revenues and increased compensation and programming expenses, partially offset by a rise in Chicago Cubs revenues.

        Consolidated operating profit decreased 11%, or $143 million, in 2004. On a comparable basis, consolidated operating profit fell 11%, or $146 million, in 2004. Publishing operating profit fell 18%, or $159 million, in 2004. Publishing operating profit included a $90 million pretax charge related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York and a $41 million pretax charge for the elimination of approximately 600 positions. Excluding these charges, publishing operating expenses increased 4% primarily due to increases in compensation and newsprint and ink expense. Publishing advertising revenues increased 4%, or $120 million, in 2004. Broadcasting and entertainment operating profit increased 3%, or $15 million, in 2004 primarily due to increased television revenues and decreased programming expenses, partially offset by higher benefits expense.

Operating Expenses—Consolidated operating expenses were as follows:

				Change
(In millions)	2005	2004	2003	05-04		04-03
Cost of sales	$2,737	$2,708	$2,636	+	1%	+	3%
Selling, general and administrative	1,468	1,567	1,370	-	6%	+	14%
Depreciation and amortization	244	233	228	+	5%	+	2%

Total operating expenses	$4,449	$4,508	$4,234	-	1%	+	6%

        Cost of sales increased 1%, or $29 million, in 2005 primarily due to higher newsprint and ink, programming and outside services expenses, partially offset by a decline in circulation distribution expense. Compensation expense was flat compared with 2004. Newsprint and ink expense was up 3%, or $14 million, in 2005, due to a 16% increase in newsprint costs per ton, partially offset by an 11% drop in consumption. The Company's newspapers are transitioning to lighter weight newsprint that on a per ton basis costs more but yields more pages. The increase in newsprint cost per ton reflects increased market prices and the higher cost of lighter weight paper. Programming expenses increased 1%, or $6 million, in 2005 due to more program additions in 2005 compared to 2004. Outside services expense increased 11%, or $18 million, in 2005 due largely to higher legal fees and outside printing costs. Circulation distribution expense declined 1%, or $5 million, primarily due to lower payments to outside contractors as a result of circulation volume declines.

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

        Selling, general and administrative ("SG&A") expenses were down 6%, or $99 million, in 2005. Compensation expense decreased 1%, or $5 million, in 2005. Compensation expense in 2005 included a severance charge of $45 million for the elimination of approximately 900 positions and a pension curtailment gain of $18 million, while 2004 compensation expense included a severance charge of $41 million for the elimination of about 600 positions in the publishing segment. Circulation expense decreased 6%, or $7 million, in 2005. Other SG&A expenses declined $81 million in 2005. Other SG&A expenses in 2004 included a charge of $90 million related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York.

        SG&A expenses were up 14%, or $197 million, in 2004. On a comparable basis, SG&A expenses increased 14%, or $193 million, in 2004. The increases were primarily due to higher compensation and other SG&A expenses. Compensation expense increased 7%, or $53 million, in 2004 due to higher retirement plan and other benefit expenses and a pretax charge of $41 million for the elimination of about 600 positions in the publishing group in 2004. On a comparable basis, compensation expense rose 7%, or $51 million, in 2004. Other SG&A expenses included a pretax charge of $90 million in 2004 related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York.

        The increase in depreciation and amortization of intangible assets in 2005 is primarily due to $16 million of accelerated deprecation related to the shutdown of the Los Angeles Times' San Fernando Valley printing facility. The increase in depreciation and amortization of intangible assets in 2004 primarily reflects capital expenditures.

Publishing

Operating Revenues and Profit—In 2005, publishing contributed 73% of the Company's revenues and 66% of its operating profits. Daily newspaper revenue is derived principally from advertising and circulation sales, which accounted for 79% and 15%, respectively, of the publishing segment's total revenues in 2005. Advertising revenue is comprised of three basic categories: retail, national and classified. Newspaper advertising volume is categorized as full run inches, part run inches or preprint pieces. Circulation revenue results from the sale of newspapers. Other publications/services revenue accounted for 6% of the segment's total revenues in 2005 and includes syndication of editorial products, advertising placement services, direct mail operations, cable television news programming, distribution of entertainment listings and other publishing-related activities.

        Explanations of certain advertising types used in this discussion are as follows:

Retail:	Display or preprint advertising from local retailers, such as department stores
National:	Display or preprint advertising by national advertisers that promote products or brand names on a nation-wide basis
Classified:	Local advertising listed together and organized by type (including help wanted, real estate and automotive) and display advertisements in these same categories
Full run inches:	Advertising appearing in all editions of a newspaper
Part run inches:	Advertising appearing in only select editions or zones of a newspaper's market
Preprint pieces:	Advertising supplements prepared by advertisers and inserted into a newspaper

        The table below presents publishing operating revenues, operating expenses and operating profit:

				Change
(In millions)	2005	2004	2003	05-04		04-03
Operating revenues	$4,097	$4,130	$4,037	-	1%	+	2%
Operating expenses	3,337	3,404	3,152	-	2%	+	8%

Operating profit	$760	$726	$885	+	5%	-	18%

        Publishing operating revenues in 2005 decreased 1% to $4.10 billion, down from $4.13 billion in 2004, due mainly to lower circulation revenue in Los Angeles, Chicago and New York. In 2004, publishing operating revenues were up 2%, or $93 million, compared with 2003, primarily due to increases in advertising revenue in Chicago, New York, Hartford, Los Angeles and for the Spanish language newspaper, Hoy.

        Operating profit increased 5%, or $34 million, in 2005 primarily due to lower one-time charges as described below. Operating profit decreased 18%, or $159 million, in 2004 primarily due to the charges described in the following paragraph, higher retirement plan and other benefit expenses, an increase in newsprint and ink expense and the impact of new publications.

        For 2005, publishing operating profit included a pretax charge of $22 million for the shutdown of the Los Angeles Times' San Fernando Valley printing facility, $43 million of severance charges for the elimination of over 800 positions and a pension curtailment gain of $13 million, as a result of changes to the retirement programs at the Company. For 2004, publishing operating profit included a pretax charge of $90 million related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York, for the periods of September 2001 through March 2004. Operating profit for 2004 also included a pretax charge of $41 million for the elimination of about 600 positions.

Operating Revenues—Total operating revenues decreased 1% in 2005 compared to 2004 and increased 2% in 2004 compared to 2003. Total publishing operating revenues, by classification, were as follows:

				Change
(in millions)	2005	2004	2003	05-04		04-03
Advertising
Retail	$1,324	$1,331	$1,302	-	1%	+	2%
National	774	803	774	-	4%	+	4%
Classified	1,146	1,095	1,034	+	5%	+	6%

Total advertising	3,244	3,229	3,110		—	+	4%
Circulation	596	644	664	-	7%	-	3%
Other	257	257	263		—	-	2%

Total operating revenues	$4,097	$4,130	$4,037	-	1%	+	2%

Advertising Revenue and Volume—Total advertising revenues were essentially flat in 2005 compared to 2004. Retail advertising revenue was down 1%, or $7 million, for the year as decreases in department stores, food & drug stores, electronics and furniture/home furnishings categories, were partially offset by increases in hardware/home improvement and other retail categories. Preprint revenues, which are primarily included in retail advertising, rose 2%, or $15 million, due to increases at Los Angeles and Chicago, partially offset by a decrease at Newsday. National advertising revenue decreased 4%, or $29 million, in 2005 as decreases in wireless, transportation, technology and movies categories were offset by an increase in the financial category. Classified advertising revenues increased 5%, or $51 million, in 2005 due to increases in real estate and help wanted of 15% and 13%, respectively, partially offset by an 8% decrease in auto. Interactive revenues, which are included in the above categories, increased 43%, or $53 million, in 2005.

        Total advertising revenues increased 4% in 2004 compared to 2003. Retail advertising revenue was up 2%, or $29 million, for the year as increases in specialty merchandise, furniture/home furnishings, food & drug stores, hardware/home improvement and health care were partially offset by a decline in general merchandise and department stores. Preprint revenues, which were the primary contributor to retail advertising growth, rose 9%, or $52 million. Preprint revenue in Los Angeles and Chicago was up 19% and 8%, respectively. National advertising revenue increased 4%, or $29 million, in 2004 as increases in financial and package goods categories were offset by decreases in movies/entertainment and resorts. Classified advertising revenues increased 6%, or $61 million, in 2004 due to increases in help wanted and real estate of 10% and 12%, respectively, partially offset by a 2% decrease in auto.

        Advertising volume data for 2005, 2004 and 2003 was as follows:

				Change
Inches (In thousands)	2005	2004	2003	05-04		04-03
Full run inches
Retail	5,980	6,200	5,915	-	4%	+	5%
National	3,774	3,998	3,798	-	6%	+	5%
Classified	10,023	10,265	10,347	-	2%	-	1%

Total full run inches	19,777	20,463	20,060	-	3%	+	2%
Part run inches	20,112	20,575	19,425	-	2%	+	6%

Total inches	39,889	41,038	39,485	-	3%	+	4%

Preprint pieces (in millions)	14,929	14,680	13,479	+	2%	+	9%

        Full run advertising inches were down 3% in 2005 due to decreases in all three major advertising categories. Full run retail advertising inches were down 4% mainly due to decreases at Southern Connecticut and Baltimore, partially offset by increases at Orlando and Hoy. Full run national advertising inches were down 6% in 2005 primarily due to decreases at Los Angeles, Orlando, Hartford and Baltimore. Full run classified advertising inches fell 2% for the year due to declines at South Florida, Baltimore, Hoy and Los Angeles, partially offset by an increase at Orlando. Part run advertising inches were down 2% in 2005 due to a decrease at Los Angeles, partially offset by an improvement at Newsday. Preprint advertising pieces rose 2% for the year due to increases at Los Angeles and Chicago, partially offset by a decrease at Newsday.

        Full run advertising inches were up 2% in 2004 primarily due to increases in retail and national advertising inches. Full run retail advertising inches were up 5% mainly due to increases related to the new Chicago and Los Angeles editions of Hoy. Full run national advertising inches were up 5% in 2004 primarily due to increases related to Hoy. Full run classified advertising inches fell 1% for the year due to declines at South Florida, Los Angeles and Orlando, partially offset by increases related to Hoy. Part run advertising inches were up 6% in 2004 due to increases at Chicago and Hoy. Preprint advertising pieces rose 9% for the year due to increases at Chicago, Los Angeles, Hoy and South Florida.

Circulation Revenues—Circulation revenues were down 7% in 2005, primarily due to volume declines, as well as selectively higher discounting. The largest revenue declines were at Los Angeles, Chicago and Newsday. Circulation revenues were down 3% in 2004, primarily due to declines at Los Angeles and Newsday.

Other Revenues—Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues were flat in 2005 compared to 2004. Other revenues decreased 2%, or $6 million, in 2004 mainly due to decreases at New York and Orlando.

Operating Expenses—Operating expenses for 2005, 2004 and 2003 were as follows:

				Change
(In millions)	2005	2004	2003	05-04		04-03
Compensation	$1,396	$1,410	$1,315	-	1%	+	7%
Circulation distribution	462	474	458	-	2%	+	3%
Newsprint and ink	491	477	441	+	3%	+	8%
Outside services	310	289	280	+	7%	+	3%
Promotion	109	110	107	-	1%	+	3%
Depreciation and amortization	191	179	176	+	7%	+	2%
Newsday and Hoy, New York charge	—	90	—		*		*
Other	378	375	375	+	1%		—

Total operating expenses	$3,337	$3,404	$3,152	-	2%	+	8%

*
Not meaningful

        Publishing operating expenses decreased 2%, or $67 million, in 2005 primarily due to the absence of the Newsday and Hoy, New York charge and a decrease in compensation and circulation distribution expenses, partially offset by increases in newsprint and ink, outside services and depreciation and amortization expense. Publishing operating expenses in 2004 included a charge of $90 million related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York. Compensation expense decreased 1%, or $14 million, in 2005, primarily due to the $13 million pension curtailment gain. The Company recorded $43 million of severance charges for the elimination of over 800 positions in 2005 and $41 million of severance charges in for the elimination of about 600 positions in 2004. Circulation distribution expense declined 2%, or $12 million, due to lower payments to outside contractors primarily as a result of circulation volume declines. Newsprint and ink expense was up 3%, or $14 million, in 2005, as newsprint cost per ton increased 16%, while consumption decreased 11%. The Company's newspapers are transitioning to lighter weight newsprint that on a per ton basis costs more but yields more pages. The increase in newsprint cost per ton reflects increased market prices and the higher cost of lighter weight paper. Outside services expense rose 7%, or $21 million, in 2005 due largely to higher legal fees and outside printing costs. Depreciation and amortization expense increased 7%, or $12 million, primarily due to $16 million of accelerated depreciation as a result of the decision to shutdown the Los Angeles Times' San Fernando Valley printing facility.

        Publishing operating expenses rose 8%, or $252 million, in 2004 primarily due to higher compensation expense, increased newsprint and ink expense and the Newsday and Hoy, New York, charge, as well as an increase in expenses related to new publications. Compensation expense rose 7%, or $95 million, in 2004 primarily due to higher retirement plan and other benefit expenses and the $41 million charge related to the elimination of approximately 600 positions. Newsprint and ink expense was up 8%, or $36 million, in 2004, as average newsprint prices increased 12%, while consumption decreased 3%. The Company recorded a $90 million charge for the estimated cost to settle with advertisers as a result of the reduced reported circulation at Newsday and Hoy, New York. The increase in operating expenses associated with new publications, included in the above categories, totaled about $32 million in 2004.

Broadcasting and Entertainment

Operating Revenues and Profit—In 2005, broadcasting and entertainment contributed 27% of the Company's revenues and 38% of its operating profits. The following table presents broadcasting and entertainment operating revenues, operating expenses and operating profit for television and radio/entertainment. The Company's broadcasting operations at the end of 2005 included 26 television stations. Radio/entertainment includes WGN-AM, Chicago, Tribune Entertainment and the Chicago Cubs.

				Change
(In millions)	2005	2004	2003	05-04		04-03
Operating revenues
Television	$1,250	$1,353	$1,323	-	8%	+	2%
Radio/entertainment	249	243	235	+	2%	+	3%

Total operating revenues	$1,499	$1,596	$1,558	-	6%	+	2%

Operating expenses
Television	$847	$827	$816	+	2%	+	1%
Radio/entertainment	215	225	213	-	4%	+	5%

Total operating expenses	$1,062	$1,052	$1,029	+	1%	+	2%

Operating profit
Television	$403	$526	$507	-	23%	+	4%
Radio/entertainment	33	18	22	+	80%	-	13%

Total operating profit	$436	$544	$529	-	20%	+	3%

        Broadcasting and entertainment revenues decreased 6%, or $97 million, in 2005 due mainly to lower television revenues, partially offset by an increase in radio/entertainment revenues. Television revenues decreased 8%, or $103 million, in 2005 due to lower advertising revenues. Television advertising revenues reflected weakness in the telecom, automotive, and food categories, partially offset by increases in the financial and education categories. In addition, station revenues in New York, Los Angeles, Chicago and Boston were impacted by lower audience ratings due in part to the use of Nielsen's Local People Meters ("LPMs") in these markets. Compared to Nielsen's previous measurement methodology, LPMs have tended to reduce the overall share of broadcast television in relation to cable television and, within the broadcast television universe, disadvantage stations like Tribune's that target younger audiences. Radio/entertainment revenues increased 2%, or $6 million, in 2005 due to an increase at the Chicago Cubs, partially offset by lower revenues at Tribune Entertainment. Chicago Cubs revenues increased primarily as a result of growth in marketing and broadcasting revenues, while Tribune Entertainment revenues declined due to lower syndication revenues.

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

        Operating profit for broadcasting and entertainment was down 20%, or $108 million, in 2005. Television operating profit declined 23%, or $123 million, in 2005 due to lower operating revenues and increased compensation and programming expenses. Radio/entertainment operating profit increased 80%, or $15 million, in 2005 due to higher revenues at the Chicago Cubs and lower operating expenses primarily due to fewer programs in production at Tribune Entertainment.

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

Operating Expenses—Operating expenses for 2005, 2004 and 2003 were as follows:

				Change
(In millions)	2005	2004	2003	05-04		04-03
Compensation	$431	$421	$385	+	2%	+	9%
Programming	406	400	425	+	1%	-	6%
Depreciation and amortization	51	52	50	-	2%	+	5%
Other	174	179	169	-	2%	+	5%

Total operating expenses	$1,062	$1,052	$1,029	+	1%	+	2%

        Broadcasting and entertainment operating expenses increased 1%, or $10 million, in 2005 due to an increase in compensation and programming expenses, partially offset by a decrease in other expenses. Compensation expense increased 2%, or $10 million, in 2005 due to higher player compensation at the Chicago Cubs and increases in television. Programming expenses were up 1%, or $6 million, in 2005 due to higher broadcast rights amortization. Other expenses dropped 2%, or $5 million, in 2005.

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

Equity Results

				Change
(In millions)	2005	2004	2003	05-04	04-03
Net income on equity investments	$41	$18	$6	+ 130%	+ 221%

        Equity income totaled $41 million in 2005, an increase of $23 million from 2004. The increase primarily reflects improvements at TV Food Network and Comcast SportsNet Chicago. In addition, the Company is no longer recording losses for The WB Network as the Company's recorded investment has been reduced to zero and has no future funding commitments.

        Equity income totaled $18 million in 2004, an increase of $12 million from 2003. The increase was primarily due to additional equity income from TV Food Network and the recognition of equity income from Comcast SportsNet Chicago, partially offset by increased equity losses from The WB Network.

        See Note 6 to the Company's consolidated financial statements in Item 8 for discussion of the Company's investments in TMCT I and TMCT II which involve agreements with two of the Company's largest shareholders, Chandler Trust No. 1 and Chandler Trust No. 2.

Interest and Dividend Income and Interest Expense

				Change
(In millions)	2005	2004	2003	05-04		04-03
Interest and dividend income	$7	$3	$6	+	147%	-	50%
Interest expense	$(155)	$(153)	$(198)	+	1%	-	23%

        Interest and dividend income increased to $7 million in 2005, from $3 million in 2004, due to higher cash balances and $1.9 million of dividend income related to the Company's investment in 19 million Time Warner shares. In September 2005, Time Warner paid a quarterly dividend of $.05 per share. In 2004, interest and dividend income declined $3 million compared to 2003.

        Interest expense increased 1% in 2005 primarily due to new long-term notes issued in August 2005 and the issuance of commercial paper in September 2005 to pay the federal portion of the Matthew Bender and Mosby tax liabilities (see Note 8 to the Company's consolidated financial statements in Item 8). Interest expense decreased 23% in 2004 primarily due to the retirement of higher interest rate debt, which was replaced with commercial paper. Excluding the PHONES, the average debt level was $2.1 billion in 2005, $2.1 billion in 2004 and $2.4 billion in 2003. Including the PHONES, average debt levels were $2.6 billion in 2005, $2.6 billion in 2004 and $2.9 billion in 2003. Excluding the PHONES, outstanding debt was $2.8 billion at year-end 2005, $2.0 billion at year-end 2004 and $2.0 billion at year-end 2003. Including the PHONES, outstanding debt was $3.3 billion at year-end 2005, $2.6 billion at year-end 2004 and $2.6 billion at year-end 2003.

Other

        Corporate expenses for 2005, 2004 and 2003 were as follows:

				Change
(In millions)	2005	2004	2003	05-04		04-03
Corporate expenses	$(49)	$(52)	$(53)	-	5%	-	2%

        Corporate expenses decreased 5%, or $3 million, in 2005 compared to 2004 primarily due to a pension curtailment gain of approximately $4 million as a result of changes to the retirement programs at the Company. Corporate expenses decreased 2%, or $1 million, in 2004 compared to 2003 due to lower compensation expense.

        The effective tax rate in 2005 was 51.8%, compared with a rate of 39.1% in 2004 and 37.0% in 2003. In the third quarter of 2005, the Company recorded additional income tax expense of $150 million related to the Matthew Bender and Mosby tax liabilities (see Note 12 to the Company's consolidated financial statements in Item 8). In the first quarter of 2005, the Company reduced its income tax expense and liabilities by $12 million as a result of favorably resolving certain other federal income tax issues. The Company reduced its income tax expense and liabilities by a total of $25 million in 2003 as a result of favorably resolving certain state and federal income tax issues.

LIQUIDITY AND CAPITAL RESOURCES

        Cash flow generated from operations is the Company's primary source of liquidity. Net cash provided by operations was $659 million in 2005, down from $1.1 billion in 2004. The decrease was mainly due to the payment of the federal portion of the Matthew Bender and Mosby tax liabilities. The Company expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and proceeds from the issuance of stock related to stock option exercises.

        Net cash used for investments totaled $725 million in 2005 compared with $226 million in 2004. The Company spent $206 million for capital expenditures during 2005. The Company spent $78 million in cash for investments and received $23 million from the sale of investments in 2005. As a result of the United States Tax Court opinion issued on September 27, 2005 related to the Matthew Bender tax dispute, the Company recorded additional goodwill of $459 million (see Note 12 to the Company's consolidated financial statements in Item 8).

        Net cash provided by financing activities was $92 million in 2005 and included net proceeds from the issuance of commercial paper and long-term debt and from sales of stock to employees, partially offset by repayments of long-term debt, repurchases of common stock and payments of dividends. The Company repaid $199 million of long-term debt in 2005. During 2005, the Company repurchased 12.2 million shares of its common stock in the open market for $440 million. Under the new 2005 stock repurchase authorization, the Company may buy back an additional $1 billion of its common stock. Dividends paid on common and preferred shares totaled $233 million in 2005. Quarterly dividends per share on common stock were $.18 in 2005, up from $.12 in 2004.

        At Dec. 25, 2005, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.2 billion. The revolving credit agreements allow the Company to elect one-month to twelve-month LIBOR rates, based on the term of the borrowing. At Dec. 25, 2005, the one-month LIBOR rate was 4.38% and the twelve-month LIBOR rate was 4.85%. The agreements contain covenants which require the Company to maintain a minimum interest coverage ratio. No amounts were borrowed under the agreements at Dec. 25, 2005, and the Company was in compliance with the covenants.

        The Company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. As of Dec. 25, 2005, the Company had $924 million of commercial paper outstanding. On Sept. 30, 2005, the Company paid $880 million to the Internal Revenue Service ("IRS"), representing the federal tax and interest owed on the Matthew Bender and Mosby transactions, and financed the payment through the issuance of commercial paper. The Company expects to make related state tax and interest payments of approximately $125 million by mid 2006 (see Note 12 to the Company's consolidated financial statements in Item 8).

        The Company's commercial paper is rated "A-2," "P-2," "F-2" and "R-1 (low)" by Standard & Poor's ("S&P"), Moody's Investors Services ("Moody's"), Fitch Ratings ("Fitch") and Dominion Bond Rating Service ("Dominion"), respectively. The Company's senior unsecured long-term debt is rated "A-" by S&P, "A3" by Moody's, "A-" by Fitch and "A (low)" by Dominion. In addition, S&P and Moody's have "stable" outlooks on the Company while Fitch has a "negative" outlook.

        The Company has for several years maintained active debt shelf registration statements for its medium-term note program and other financing needs. The $778 million debt financing completed in the third quarter of 2005 used the remaining capacity under these shelf registration statements. A new $1 billion shelf registration statement was declared effective in February 2006. Proceeds from any future debt issuances under the new shelf would be used for general corporate purposes, including repayment of debt, capital expenditures, working capital, financing of acquisitions and stock repurchase programs.

        The notes issued by the Employee Stock Ownership Plan ("ESOP") matured on Dec. 16, 2003 and were fully repaid. The notes were unconditionally guaranteed by the Company as to payment of principal and interest (see Note 15 to the Company's consolidated financial statements in Item 8).

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

Contractual Obligations—The table below presents long-term debt maturities, required payments under contractual agreements for broadcast rights recorded in the consolidated balance sheets and future minimum lease payments to be made under non-cancelable operating leases as of Dec. 25, 2005 (in thousands).

Fiscal Year	Long-term Debt	Broadcast Rights Contracts Payable(1)	Future Minimum Lease Payments(2)	Total
2006	$302,460	$329,930	$62,320	$694,710
2007	18,550	195,935	55,810	270,295
2008	1,482,247	138,731	50,000	1,670,978
2009	13,224	91,485	42,723	147,432
2010	451,056	45,500	29,034	525,590
Thereafter	994,185	57,227	50,150	1,101,562

Total	$3,261,722	$858,808	$290,037	$4,410,567

(1)
The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not included in the financial statements (see Note 11 to the Company's consolidated financial statements in Item 8) or in the table above. These commitments totaled $252 million at Dec. 25, 2005. Payments for broadcast rights generally commence when the programs become available for broadcast.

(2)
The Company had commitments totaling $252 million at Dec. 25, 2005 related to the purchase of inventory, property, plant and equipment, and talent contracts. In addition, under its current agreement with Abitibi Consolidated Inc., the Company has a commitment to purchase 450,000 metric tons of newsprint each year over the next two years at prevailing market prices at the time of purchase. The Company is in the process of negotiating an amendment to this agreement, which among other things, would extend the current agreement to 2009. (See Note 11 to the Company's consolidated financial statements in Item 8).

Capital Spending—The Company spent $206 million for capital expenditures during 2005 and $217 million in 2004 (see Note 17 to the Company's consolidated financial statements in Item 8 for capital spending by business segment.) The Company classifies capital expenditures that are expected to provide a rate of return on investment above an internally set minimum rate as growth expenditures. The Company spent $87 million in 2005 and $119 million in 2004 on growth expenditures, primarily in publishing.

        Major capital projects that were in process during 2005 included the expansion of preprint inserting operations and color press capacities and the implementation of a new standard advertising system.

        Capital spending for the expansion of preprint inserting capacity in Los Angeles, South Florida and Orlando totaled $6 million in 2005. During 2004 and 2003, the Company spent $7 million and $12 million, respectively. The Los Angeles and South Florida expansions were operational in 2004. As of Dec. 25, 2005, the installation of additional equipment and systems at Orlando was in progress. The Orlando expansion is scheduled to be completed by mid-2006 with additional capital spending of approximately $4 million in 2006.

        The Company's Los Angeles, Chicago and South Florida newspapers are increasing their color press capacities. The Los Angeles expansion was operational in 2005, while the Chicago and South Florida expansions are scheduled to be completed in late 2006. Capital spending for the color expansion at these three newspapers totaled $45 million, $78 million and $8 million in 2005, 2004 and 2003, respectively. Additional capital spending of $15 million is expected for the color expansions in 2006.

        With respect to the advertising systems project, the Company is in the process of implementing a new standard advertising system in all ten of its newspaper markets at a total estimated capital cost of approximately $80 million. The project began in 2004 and is expected to be completed by early 2008. Capital spending for this project totaled $12 million in 2005 and $4 million in 2004. Capital spending for this project is expected to be approximately $35 million in 2006.

        The Company expects 2006 capital expenditures to be somewhat higher than 2005. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. It is expected that 2006 capital expenditures will be funded from cash flow generated from operations.

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

        Information pertaining to the Company's debt at Dec. 25, 2005 is shown in the table below (in thousands).

Maturities	Fixed Rate Debt	Weighted Avg. Interest Rate	Variable Rate Debt	Weighted Avg. Interest Rate	Total Debt
2006(1)(2)	$578,928	4.6%	$923,532	4.4%	$1,502,460
2007	18,550	7.7%	—	—	18,550
2008	282,247	5.8%	—	—	282,247
2009	13,224	7.7%	—	—	13,224
2010	451,056	4.9%	—	—	451,056
Thereafter(3)(4)	994,185	3.9%	—	—	994,185

Total at Dec. 25, 2005	$2,338,190		$923,532		$3,261,722

Fair Value at Dec. 25, 2005(5)	$2,363,176		$923,532		$3,286,708

(1)
Includes $638 million related to the Company's commercial paper (variable rate debt), $269 million related to the Company's 2% PHONES (fixed rate debt) and $293 million related to the Company's medium-term notes (fixed rate debt). These amounts were classified as long-term and treated as maturing in 2008 for financial statement presentation purposes because of the Company's ability and intent to refinance these securities, on a long-term basis, as the commercial paper and medium-term notes mature in 2006 or, in the case of the 2% PHONES, if put to the Company in 2006. See Note 8 to the Company's consolidated financial statements in Item 8 for further discussion.

(2)
Includes $15 million of property financing obligation (fixed rate debt). See Note 8 to the Company's consolidated financial statements in Item 8 for further discussion.

(3)
Includes $241 million related to the Company's 2% PHONES, due 2029. The Company may redeem the PHONES at any time for the greater of the principal value of the PHONES ($156.84 per PHONES at Dec. 25, 2005) or the then market value of two shares of Time Warner common stock, subject to certain adjustments. Quarterly interest payments are made to the PHONES holders at an annual rate of 2% of the initial principal. The Company records both cash and non-cash interest expense on the discounted debt component of the PHONES. See Note 8 to the Company's consolidated financial statements in Item 8 for further discussion.

(4)
Includes $30 million related to the interest rate swap agreement on the $100 million 7.5% debentures due in 2023 effectively converting the fixed 7.5% rate to a variable rate based on LIBOR.

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

(2)
Includes $14 million of property financing obligation (fixed rate debt). See Note 8 to the Company's consolidated financial statements in Item 8 for further discussion.

(3)
Includes $294 million related to the Company's 2% PHONES, due 2029. The Company may redeem the PHONES at any time for the greater of the principal value of the PHONES ($157 per PHONES at Dec. 26, 2004) or the then market value of two shares of Time Warner common stock, subject to certain adjustments. Quarterly interest payments are made to the PHONES holders at an annual rate of 2% of the initial principal. The Company records both cash and non-cash interest expense on the discounted debt component of the PHONES. See Note 8 to the Company's consolidated financial statements in Item 8 for further discussion.

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

2005—The following analysis presents the hypothetical change at Dec. 25, 2005 in the fair value of the Company's common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock's price. As of Dec. 25, 2005, the Company's common stock investments in publicly traded companies consisted primarily of 3.1 million shares of Time Warner common stock unrelated to PHONES (see discussion below in "Derivatives and Related Trading Securities").

	Valuation of Investments Assuming Indicated Decrease in Stock's Price					Valuation of Investments Assuming Indicated Increase in Stock's Price
				Dec. 25, 2005 Fair Value
(In thousands)	-30%	-20%	-10%			+10%	+20%	+30%
Common stock investments in public companies	$38,139	$43,588	$49,036	$54,485	(1)	$59,933	$65,382	$70,830

(1)
Excludes 16 million shares of Time Warner common stock. See discussion below in "Derivatives and Related Trading Securities."

        During the last 12 quarters preceding Dec. 25, 2005, market price movements caused the fair value of the Company's common stock investments in publicly traded companies to change by 10% or more in three of the quarters, by 20% or more in one of the quarters and by 30% or more in one of the quarters.

2004—The following analysis presents the hypothetical change at Dec. 26, 2004 in the fair value of the Company's common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock's price. As of Dec. 26, 2004, the Company's common stock investments in publicly traded companies consisted primarily of 3.1 million shares of Time Warner common stock unrelated to PHONES (see discussion below in "Derivatives and Related Trading Securities").

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

        At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or the principal value of the PHONES ($156.84 per PHONES at Dec. 25, 2005). At Dec. 25, 2005 and Dec. 26, 2004, the PHONES carrying value was approximately $510 million and $585 million, respectively. Since the issuance of the PHONES in April 1999, changes in the fair value of the derivative component of the PHONES have partially offset changes in the fair value of the related Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES and the related Time Warner shares.

2005—The following analysis presents the hypothetical change at Dec. 25, 2005, in the fair value of the Company's 16 million shares of Time Warner common stock related to the PHONES assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock's price.

	Valuation of Investment Assuming Indicated Decrease in Stock Price				Valuation of Investment Assuming Indicated Increase in Stock Price
				Dec. 25, 2005 Fair Value
(In thousands)	-30%	-20%	-10%		+10%	+20%	+30%
Time Warner common stock	$198,016	$226,304	$254,592	$282,880	$311,168	$339,456	$367,744

        During the last 12 quarters preceding Dec. 25, 2005, market price movements have caused the fair value of the Company's 16 million shares of Time Warner common stock to change by 10% or more in three of the quarters, by 20% or more in one of the quarters and by 30% or more in one of the quarters.

2004—The following analysis presents the hypothetical change at Dec. 26, 2004, in the fair value of the Company's 16 million shares of Time Warner common stock related to the PHONES assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock's price.

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

(This page has been left blank intentionally.)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tribune Company:

        We have completed integrated audits of Tribune Company's 2005 and 2004 consolidated financial statements and of its internal control over financial reporting as of December 25, 2005, and an audit of its 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

        In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tribune Company and its subsidiaries at December 25, 2005 and December 26, 2004, and the results of their operations and their cash flows for each of the three years in the period ended December 25, 2005 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it evaluates certain indefinite-lived intangible assets for impairment.

Internal control over financial reporting

        Also, in our opinion, management's assessment, included in the accompanying Management's Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 25, 2005 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 25, 2005, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management's assessment and on the effectiveness of the Company's internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

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
February 21, 2006

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

        The consolidated financial statements were audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and their report is shown on pages 59 and 60. PricewaterhouseCoopers LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. The Company believes that all representations made to the independent accountants during their audits were valid and appropriate.

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

Management's Report on Internal Control Over Financial Reporting

        Management is responsible for establishing and maintaining adequate internal control over financial reporting, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. As of Dec. 25, 2005, the Company's management conducted an evaluation of the effectiveness of the design and operation of the Company's internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company's internal control over financial reporting was effective as of that date. Our management's assessment of the effectiveness of the Company's internal control over financial reporting as of Dec. 25, 2005 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dennis J. FitzSimons Chairman, President and Chief Executive Officer	Donald C. Grenesko Senior Vice President/Finance and Administration

(This page has been left blank intentionally.)

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

	Year Ended
	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003
Operating Revenues
Publishing
Advertising	$3,244,100	$3,228,493	$3,108,802
Circulation	596,163	643,947	663,870
Other	256,587	257,410	264,248

Total	4,096,850	4,129,850	4,036,920
Broadcasting and entertainment	1,498,767	1,596,397	1,557,909

Total operating revenues	5,595,617	5,726,247	5,594,829
Operating Expenses
Cost of sales (exclusive of items shown below)	2,736,998	2,708,394	2,635,538
Selling, general and administrative	1,467,976	1,566,475	1,370,431
Depreciation	224,625	214,226	214,250
Amortization of intangible assets	19,195	18,863	14,136

Total operating expenses	4,448,794	4,507,958	4,234,355

Operating Profit	1,146,823	1,218,289	1,360,474
Net income on equity investments	41,209	17,931	5,590
Interest and dividend income	7,539	3,053	6,048
Interest expense	(155,191)	(153,118)	(198,123)
Gain (loss) on change in fair values of derivatives and related investments	62,184	(18,497)	84,066
Loss on early debt retirement	—	(140,506)	—
Gain on sales of subsidiaries and investments, net	6,780	20,347	147,507
Loss on investment write-downs	—	(5,599)	(9,764)
Gain on insurance recoveries	—	—	22,291
Other non-operating gain (loss), net	897	(789)	(2,853)

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	1,110,241	941,111	1,415,236
Income taxes (Note 12)	(575,552)	(367,787)	(523,857)

Income Before Cumulative Effect of Change in Accounting Principle	534,689	573,324	891,379
Cumulative effect of change in accounting principle, net of tax (Note 1)	—	(17,788)	—

Net Income	534,689	555,536	891,379
Preferred dividends, net of tax	(8,364)	(8,308)	(24,441)

Net Income Attributable to Common Shares	$526,325	$547,228	$866,938

Earnings Per Share (Note 1)
Basic:
Before cumulative effect of change in accounting principle	$1.68	$1.75	$2.78
Cumulative effect of change in accounting principle, net of tax	—	(.05)	—

Total	$1.68	$1.70	$2.78

Diluted:
Before cumulative effect of change in accounting principle	$1.67	$1.72	$2.61
Cumulative effect of change in accounting principle, net of tax	—	(.05)	—

Total	$1.67	$1.67	$2.61

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)

	Dec. 25, 2005	Dec. 26, 2004
Assets
Current Assets
Cash and cash equivalents	$151,110	$124,411
Accounts receivable (net of allowances of $42,558 and $49,507)	798,441	850,214
Inventories	44,103	49,796
Broadcast rights (net of allowances of $3,000 and $3,000)	308,011	260,527
Deferred income taxes	114,274	116,438
Assets held for sale (Note 2)	24,436	—
Prepaid expenses and other	52,458	51,058

Total current assets	1,492,833	1,452,444

Properties
Machinery, equipment and furniture	2,314,085	2,299,585
Buildings and leasehold improvements	992,083	984,876

	3,306,168	3,284,461
Accumulated depreciation	(1,853,914)	(1,812,453)

	1,452,254	1,472,008
Land	127,167	135,808
Construction in progress	152,506	174,552

Net properties	1,731,927	1,782,368

Other Assets
Broadcast rights (net of allowances of $1,004 and $2,226)	361,376	391,249
Goodwill	5,947,142	5,487,379
Other intangible assets, net	3,087,723	3,106,679
Time Warner stock related to PHONES debt	282,880	306,240
Other investments	632,663	589,258
Prepaid pension costs	871,382	884,737
Other	138,316	155,078

Total other assets	11,321,482	10,920,620

Total assets	$14,546,242	$14,155,432

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)

	Dec. 25, 2005	Dec. 26, 2004
Liabilities and Shareholders' Equity
Current Liabilities
Debt due within one year	$302,460	$271,767
Accounts payable	168,205	162,117
Employee compensation and benefits	244,156	199,214
Contracts payable for broadcast rights	329,930	319,425
Deferred income	101,065	96,841
Other	300,842	308,597

Total current liabilities	1,446,658	1,357,961

Long-Term Debt
PHONES debt related to Time Warner stock	509,701	584,880
Other long-term debt (less portions due within one year)	2,449,561	1,733,053

Total long-term debt	2,959,262	2,317,933

Other Non-Current Liabilities
Deferred income taxes	2,352,633	2,278,423
Contracts payable for broadcast rights	528,878	538,101
Deferred compensation and benefits	356,612	392,966
Other obligations	176,648	433,204

Total other non-current liabilities	3,414,771	3,642,694

Commitments and Contingent Liabilities (Note 11)	—	—
Shareholders' Equity
Series C convertible preferred stock
Authorized: 823,568 shares; Issued and outstanding: 88,519 shares (net of 354,077 treasury shares) (liquidation value $500 per share)	44,260	44,260
Series D-1 convertible preferred stock
Authorized: 380,972 shares; Issued and outstanding: 76,194 shares (net of 304,778 treasury shares) (liquidation value $500 per share)	38,097	38,097
Series D-2 convertible preferred stock
Authorized: 245,100 shares; Issued and outstanding: 49,020 shares (net of 196,080 treasury shares) (liquidation value $500 per share)	24,510	24,510
Common stock ($0.01 par value)
Authorized: 1,400,000,000 shares; 390,122,184 shares outstanding at Dec. 25, 2005 and 400,514,576 shares outstanding at Dec. 26, 2004	2,270	2,373
Additional paid-in capital	6,818,533	6,916,132
Retained earnings	2,824,762	2,810,542
Treasury common stock (at cost) 83,441,765 shares in 2005 and 2004	(3,015,581)	(3,011,900)
Accumulated other comprehensive income (loss)	(11,300)	12,830

Total shareholders' equity	6,725,551	6,836,844

Total liabilities and shareholders' equity	$14,546,242	$14,155,432

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except per share data)

			Accumulated Other Comprehensive Income (Loss)	Convertible Preferred Stock
		Retained Earnings
	Total			Series B	Series C(1)	Series D-1(1)	Series D-2(1)
Balance at Dec. 29, 2002	$6,119,235	$4,516,291	$7,606	$227,408	$44,260	$38,097	$24,510
Comprehensive income:
Net income	891,379	891,379	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	7,557	—	7,557	—	—	—	—
Change in minimum pension liabilities, net	(1,753)	—	(1,753)	—	—	—	—
Change in foreign currency translation adjustments, net	106	—	106	—	—	—	—

Comprehensive income	897,289	—	—	—	—	—	—
Dividends declared:
Common ($.44 per share)	(136,601)	(136,601)	—	—	—	—	—
Series B preferred ($17.05 per share)	(16,683)	(16,683)	—	—	—	—	—
Series C, D-1 and D-2 preferred	(8,252)	(8,252)	—	—	—	—	—
Tax benefit on dividends paid to the ESOP(2)	494	494	—	—	—	—	—
Redemptions of convertible preferred stock	—	—	—	(227,408)	—	—	—
Conversions of LYONs debt securities	277,740	—	—	—	—	—	—
Shares issued under option and stock plans	330,101	—	—	—	—	—	—
Tax benefit on stock options exercised	52,723	—	—	—	—	—	—
Shares tendered as payment for options exercised	(163,178)	—	—	—	—	—	—
Purchases of treasury stock	(358,516)	—	—	—	—	—	—
Retirement of treasury stock	—	(2,238,168)	—	—	—	—	—
Repayment of ESOP debt	33,772	—	—	—	—	—	—

Balance at Dec. 28, 2003	$7,028,124	$3,008,460	$13,516	$—	$44,260	$38,097	$24,510
Comprehensive income:
Net income	555,536	555,536	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	896	—	896	—	—	—	—
Change in minimum pension liabilities, net	(1,700)	—	(1,700)	—	—	—	—
Change in foreign currency translation adjustments, net	118	—	118	—	—	—	—

Comprehensive income	554,850	—	—	—	—	—	—
Dividends declared:
Common ($.48 per share)	(154,702)	(154,702)	—	—	—	—	—
Series C, D-1 and D-2 preferred	(8,308)	(8,308)	—	—	—	—	—
Shares issued under option and stock plans	242,620	—	—	—	—	—	—
Tax benefit on stock options exercised	32,819	—	—	—	—	—	—
Shares tendered as payment for options exercised	(124,473)	(51,879)	—	—	—	—	—
Purchases of treasury stock	(734,086)	—	—	—	—	—	—
Retirement of treasury stock	—	(538,565)	—	—	—	—	—

Balance at Dec. 26, 2004	$6,836,844	$2,810,542	$12,830	$—	$44,260	$38,097	$24,510
Comprehensive income:
Net income	534,689	534,689	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	(3,463)	—	(3,463)	—	—	—	—
Change in minimum pension liabilities, net	(20,597)	—	(20,597)	—	—	—	—
Change in foreign currency translation adjustments, net	(70)	—	(70)	—	—	—	—

Comprehensive income	510,559	—	—	—	—	—	—
Dividends declared:
Common ($.72 per share)	(225,110)	(225,110)	—	—	—	—	—
Series C, D-1 and D-2 preferred	(8,364)	(8,364)	—	—	—	—	—
Shares issued under option and stock plans	51,102	—	—	—	—	—	—
Tax benefit on stock options exercised	5,395	—	—	—	—	—	—
Shares tendered as payment for options exercised	(1,101)	(769)	—	—	—	—	—
Purchases of treasury stock	(443,774)	—	—	—	—	—	—
Retirement of treasury stock	—	(286,226)	—	—	—	—	—

Balance at Dec. 25, 2005	$6,725,551	$2,824,762	$(11,300)	$—	$44,260	$38,097	$24,510

(1)
Amounts are net of treasury stock.

(2)
Excludes the tax benefit on allocated preferred shares held by the ESOP, which was credited to income tax expense.

See Notes to Consolidated Financial Statements.

Common Stock and Additional Paid-In Capital		Treasury Common Stock		Treasury Common Stock Held by Tribune Stock Compensation Fund
Amount (at cost)	Shares	Amount (at cost)	Shares	Amount (at cost)	Shares	Unearned Compensation (ESOP)
$8,342,505	536,887	$(7,047,670)	(230,978)	$—	—	$(33,772)

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
(179,778)	—	407,186	16,598	—	—	—
117,565	—	160,175	6,964	—	—	—
93,073	39	209,979	9,068	27,049	583	—
52,723	—	—	—	—	—	—
—	—	(156,623)	(3,211)	(6,555)	(135)	—
—	—	(338,022)	(7,070)	(20,494)	(448)	—
(1,501,604)	(124,556)	3,739,772	124,556	—	—	—
—	—	—	—	—	—	33,772

$6,924,484	412,370	$(3,025,203)	(84,073)	$—	—	$—

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
167,563	5,006	75,057	1,726	—	—	—
32,819	—	—	—	—	—	—
(13,309)	(1,335)	(59,285)	(1,095)	—	—	—
—	—	(734,086)	(15,526)	—	—	—
(193,052)	(15,526)	731,617	15,526	—	—	—

$6,918,505	400,515	$(3,011,900)	(83,442)	$—	—	$—

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—

—	—	—	—	—	—	—

—	—	—	—	—	—	—
—	—	—	—	—	—	—
—	—	—	—	—	—	—
51,102	1,814	—	—	—	—	—
5,395	—	—	—	—	—	—
(332)	(26)	—	—	—	—	—
—	—	(443,774)	(12,181)	—	—	—
(153,867)	(12,181)	440,093	12,181	—	—	—

$6,820,803	390,122	$(3,015,581)	(83,442)	$—	—	$—

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Year Ended
	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003
Operations
Net income	$534,689	$555,536	$891,379
Adjustments to reconcile net income to net cash provided by operations:
(Gain) loss on change in fair values of derivatives and related investments	(62,184)	18,497	(84,066)
Loss on early debt retirement	—	140,506	—
Gain on sales of subsidiaries and investments, net	(6,780)	(20,347)	(147,507)
Investment write-downs	—	5,599	9,764
Gain on insurance recoveries	—	—	(22,291)
Other non-operating (gain) loss, net	(897)	789	2,853
Cumulative effect of change in accounting principle, net of tax	—	17,788	—
Depreciation	224,625	214,226	214,250
Amortization of intangible assets	19,195	18,863	14,136
Net income on equity investments	(41,209)	(17,931)	(5,590)
Deferred income taxes	93,071	40,006	252,500
Tax benefit on stock options exercised	5,395	32,819	52,723
Changes in working capital items excluding effects from acquisitions and dispositions:
Accounts receivable	51,773	17,220	(38,725)
Inventories, prepaid expenses and other current assets	4,293	(800)	1,084
Accounts payable, employee compensation and benefits, deferred income and accrued liabilities	7,531	14,656	(46,038)
Income taxes	6,177	2,007	58,093
Change in broadcast rights, net of liabilities	(16,329)	6,558	(19,417)
Change in prepaid pension costs	13,355	7,677	(27,788)
Change in Matthew Bender and Mosby tax reserve	(221,133)	5,997	6,773
Other, net	47,781	13,524	46,546

Net cash provided by operations	659,353	1,073,190	1,158,679

Investments
Capital expenditures	(205,945)	(217,348)	(193,535)
Acquisitions	(4,207)	(551)	(237,511)
Investments	(78,071)	(48,831)	(25,735)
Matthew Bender and Mosby tax liability allocated to goodwill (Note 12)	(459,116)	—	—
Proceeds from sales of subsidiaries and investments	22,534	40,232	223,004

Net cash used for investments	(724,805)	(226,498)	(233,777)

Financing
Issuance of commercial paper, net	150,326	773,206	—
Premium on early debt retirement	—	(137,331)	—
Repayments of long-term debt	(198,880)	(823,028)	(427,284)
Issuance of long-term debt	777,660	—	—
Long-term debt issuance costs	(4,762)	—	—
Sales of common stock to employees, net	41,374	111,896	163,613
Purchases of treasury common stock by Tribune Stock Compensation Fund	—	—	(20,494)
Other purchases of Tribune common stock	(440,093)	(731,617)	(338,023)
Dividends	(233,474)	(163,010)	(161,042)

Net cash provided by (used for) financing	92,151	(969,884)	(783,230)

Net Increase (Decrease) in Cash and Cash Equivalents	26,699	(123,192)	141,672
Cash and cash equivalents, beginning of year	124,411	247,603	105,931

Cash and cash equivalents, end of year	$151,110	$124,411	$247,603

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

Fiscal Year—The Company's fiscal year ends on the last Sunday in December. Fiscal years 2005, 2004 and 2003 each comprised 52 weeks.

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

        The Company evaluates its investments and other transactions for consolidation under the provisions of Financial Accounting Standards Board ("FASB") Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), issued in January 2003. The Company holds significant variable interests, as defined by FIN 46, in CareerBuilder, LLC, Classified Ventures, LLC, ShopLocal, LLC (formerly CrossMedia Services, Inc.) and Topix, LLC, but the Company has determined that it is not the primary beneficiary of these entities. The Company's maximum loss exposure related to these entities is limited to its equity investments in CareerBuilder, LLC, Classified Ventures, LLC, ShopLocal, LLC (formerly CrossMedia Services, Inc.) and Topix, LLC, which were $81 million, $42 million, $25 million and $15 million, respectively, at Dec. 25, 2005. At Dec. 26, 2004, the Company's equity investments in CareerBuilder, LLC, Classified Ventures, LLC and ShopLocal, LLC (formerly CrossMedia Services, Inc.) were $81 million, $8 million and $24 million, respectively.

Presentation—Certain prior year financial information has been reclassified to conform to the current year presentation.

Revenue Recognition—The Company's primary sources of revenue are from the sales of advertising space in published issues of its newspapers and on interactive websites owned by, or affiliated with, the Company; distribution of preprinted advertising inserts in its newspapers; sales of newspapers to distributors and individual subscribers; and sales of airtime on its television and radio stations. Newspaper advertising revenue is recorded, net of agency commissions, when advertisements are published in newspapers. Website advertising revenue is recognized ratably over the contract period or as services are delivered, as appropriate. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Broadcast revenue is recorded, net of agency commissions, when commercials are aired. The Company records rebates when earned as a reduction of advertising revenue.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

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

Inventories—Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out ("LIFO") basis for newsprint and on the first-in, first-out ("FIFO") basis for all other inventories.

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

        The Company maintains an allowance for programming that is not expected to be aired by the end of the contract period. This allowance for excess programming inventory is based on a program-by-program review of the Company's five-year broadcast plans and historical write-off trends. The total reserve balance at Dec. 25, 2005 and Dec. 26, 2004 was $4 million and $5 million, respectively. Actual write-offs in 2005 and 2004 were $1 million and $12 million, respectively. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

Properties—Property, plant and equipment are stated at cost. The Company capitalizes major property, plant and equipment additions, improvements and replacements, as well as interest incurred during construction of major facilities and equipment. Depreciation is computed using the straight-line method over the following estimated useful lives: 10 to 40 years for buildings, 7 to 20 years for newspaper printing presses and 3 to 10 years for all other equipment. Expenditures for repairs and maintenance of existing assets are charged to expense as incurred.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 5. The Company periodically reviews goodwill and certain intangible assets no longer being amortized for impairment in accordance with Financial Accounting Standard ("FAS") No. 142, "Goodwill and Other Intangible Assets." Under FAS No. 142, the impairment review of goodwill and other intangible assets not subject to amortization must be based generally on fair values.

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

        In the fourth quarter of 2004, the Company elected to early adopt the provisions of the FASB's Emerging Issues Task Force Topic No. D-108, which requires the use of a direct valuation method for valuing intangible assets, such as FCC licenses, and reviewing them for impairment. Historically, the Company had been using a residual valuation method to review its FCC licenses for impairment each year. A direct valuation method generally results in a lower valuation than does a residual valuation method. The Company performed an impairment review of its FCC licenses for the years ended Dec. 28, 2003 using a residual method. No impairments were required as a result of the analyses performed in 2003. The effect of changing to a direct valuation method for the 2004 FCC licenses impairment review was a pretax charge of $29 million ($18 million after-tax). The charge was recorded in the fourth quarter of 2004 as a cumulative effect of a change in accounting principle in the consolidated statements of income.

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

Derivative Instruments—FAS No. 133, "Accounting for Derivative Instruments and Hedging Activities," requires all derivative instruments to be recorded in the balance sheet at fair value. Changes in the fair value of derivative instruments are recognized periodically in income. The provisions of FAS No. 133 affect the Company's accounting for its 8 million Exchangeable Subordinated Debentures due 2029 ("PHONES") (see Note 8) and its interest rate swap related to its $100 million 7.5% debentures (see Note 8).

        Under the provisions of FAS No. 133, the initial value of the PHONES was split into a debt component and a derivative component. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. Beginning in the second quarter of 1999, changes in the fair value of the related 16 million Time Warner shares are also recorded in the statement of income and should at least partially offset changes in the fair value of the derivative component of the PHONES. However, there have been, and may continue to be, periods with significant non-cash increases or decreases to the Company's net income pertaining to the PHONES and the related Time Warner shares.

        The carrying values of the Company's derivative instruments approximate fair value. The fair values of the PHONES were determined by reference to market values resulting from trading on a national securities exchange.

        The Company's interest rate swap is a fair value hedge and is used to manage exposure to market risk associated with changes in interest rates. The changes in fair value of the swap agreement and the related debt instrument are recorded in income. Changes in the fair value of the swap agreement offset changes in the fair value of the related debt (see Note 8).

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

Self-Insurance—The Company self-insures for certain employee medical and disability income benefits, workers' compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The recorded liabilities for self-insured risks totaled $113 million and $106 million at Dec. 25, 2005 and Dec. 26, 2004, respectively.

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

        On June 24, 2005, the Company accelerated the vesting of certain stock options granted on Feb. 11, 2003 and Feb. 10, 2004, totaling 2.4 million in each year. Unvested stock options awarded to the then current executive officers of the Company on these grant dates, which aggregated 0.8 million and 0.6 million, respectively, were not accelerated at that time. On Dec. 16, 2005, the Company accelerated the vesting of all stock options granted on Feb. 8, 2005, totaling 3.5 million. Also on Dec. 16, 2005, the Company accelerated the remaining unvested stock options granted to the then current executive officers of the Company on Feb. 11, 2003 and Feb. 10, 2004, totaling 0.4 million in both years. All other terms and conditions of the stock option grants remain unchanged.

        In accordance with APB No. 25 and related interpretations, the acceleration of vesting of these stock options did not require accounting recognition in the Company's income statement. The exercise prices of the 2003, 2004 and 2005 grants were $45.90, $52.05 and $40.59, respectively, and the

Company's closing stock prices on the June 24, 2005 and Dec. 16, 2005 dates of acceleration were $35.64 and $30.80, respectively. The impact of the accelerated vesting was to increase pro forma stock-based compensation by $82 million, or $50 million net of tax, in 2005.

        The accelerated vesting of these stock options was one of several actions the Company has recently taken to reduce stock-based compensation expense that will be recorded in future years with the adoption of Financial Accounting Standard ("FAS") No. 123R (see "New Accounting Standards" discussion below). Over the last two years, the Company has reduced the number of stock options granted by approximately 45%. Also, beginning in 2004, option grants have 8-year terms, down from 10 years for grants in previous years, and do not have a replacement option feature.

        Under FAS No. 123, "Accounting for Stock-Based Compensation," as amended by FAS No. 148, compensation cost is measured at the grant date based on the estimated fair value of the award and is recognized as compensation expense over the vesting period. Had compensation cost for the Company's stock-based compensation plans been determined consistent with FAS No. 123, the Company's full year net income and EPS would have been reduced to the following pro forma amounts (in thousands, except per share data):

	Dec. 25, 2005	Dec. 26, 2004	Dec. 28, 2003
Net income, as reported	$534,689	$555,536	$891,379
Less: Pro forma stock-based employee compensation expense, net of tax:
General options	(89,508)	(49,887)	(56,402)
Replacement options	(1,242)	(17,245)	(15,582)
Merit options	—	—	(202)
Employee Stock Purchase Plan ("ESPP")	(3,361)	(3,808)	(3,640)

Total	(94,111)	(70,940)	(75,826)

Pro forma net income	440,578	484,596	815,553
Preferred dividends, net of tax	(8,364)	(8,308)	(24,441)

Pro forma net income attributable to common shares	$432,214	$476,288	$791,112

Weighted average common shares outstanding	312,880	322,420	311,295
Basic EPS:
As reported	$1.68	$1.70	$2.78
Pro forma	$1.38	$1.48	$2.54
Adjusted weighted average common shares outstanding	315,338	327,237	336,243
Diluted EPS:
As reported	$1.67	$1.67	$2.61
Pro forma	$1.37	$1.46	$2.38

        In determining the pro forma compensation cost under the fair value method of FAS No. 123, using the Black-Scholes option pricing model, the following weighted average assumptions were used for general awards and replacement options:

	2005		2004		2003
	General Awards	Replacement Options	General Awards	Replacement Options	General Awards	Replacement Options
Risk-free interest rate	3.7%	3.3%	3.2%	1.7%	2.8%	1.5%
Expected dividend yield	1.8%	1.8%	1.0%	1.0%	1.0%	1.0%
Expected stock price volatility	28.1%	22.8%	31.1%	25.4%	32.7%	28.7%
Expected life (in years)	5	3	5	2	5	2
Weighted average fair value	$10.49	$6.96	$15.45	$7.46	$13.90	$7.89

Income Taxes—Provisions for federal and state income taxes are calculated on reported pretax earnings based on current tax laws and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Taxable income reported to the taxing jurisdictions in which the Company operates often differs from pretax earnings because some items of income and expense are recognized in different time periods for income tax purposes. The Company provides deferred taxes on these temporary differences in accordance with FAS No. 109, "Accounting for Income Taxes." Taxable income also may differ from pretax earnings due to statutory provisions under which specific revenues are exempt from taxation and specific expenses are not allowable as deductions. The Company establishes reserves for income tax when it is probable that one or more of the taxing authorities will challenge and disallow a position taken by the Company in its income tax returns and the resulting liability is estimable. The consolidated tax provision and related accruals include estimates of the potential taxes and related interest as deemed appropriate. These estimates are reevaluated and adjusted, if appropriate, on a quarterly basis. Although management believes its estimates and judgments are reasonable, the resolutions of the Company's tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

Comprehensive Income—Comprehensive income consists of net income and other gains and losses affecting shareholders' equity that, under accounting principles generally accepted in the United States of America, are excluded from net income. Other comprehensive income (loss) primarily includes gains and losses on marketable securities classified as available-for-sale and changes in minimum pension liabilities. The Company's comprehensive income (loss) is summarized in Note 16.

New Accounting Standards—In December 2004, the FASB issued FAS No. 123R, "Share-Based Payment." FAS No. 123R supercedes APB No. 25, FAS No. 123, as amended by FAS No. 148, and related interpretations. Under FAS No. 123R, compensation cost is measured at the grant date based on the estimated fair value of the award and is required to be recognized as compensation expense over the vesting period. The Company plans to adopt FAS No. 123R in the first quarter of 2006 using the modified prospective application, which requires the recognition of share-based compensation costs as if the provisions of the standard had been in effect since Dec. 25, 1994 (the beginning of the Company's 1995 fiscal year). The Company expects to record approximately $33 million of pretax compensation expense in 2006 related to equity grants in 2006 and prior years, as well as the Company's ESPP.

Earnings Per Share ("EPS")—Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. Diluted EPS for the year ended Dec. 28, 2003 was computed assuming that the Series B convertible preferred shares held by the Company's Employee Stock Ownership Plan ("ESOP") and the Liquid Yield Option Notes ("LYONs") debt securities had been converted into common shares as of the beginning of fiscal year 2003. The Series B convertible preferred shares were converted into approximately 15.4 million shares of common stock on Dec. 16, 2003, and the LYONs were converted into approximately 7.0 million shares of common stock during June 2003. Therefore, weighted average converted shares for the Series B preferred stock and LYONs were used in the 2003 calculation. In addition, weighted average common shares outstanding were adjusted for the dilutive effect of stock options. The Company's stock options and convertible securities are included in the calculation of diluted EPS only when their effects are dilutive. In the 2005, 2004 and 2003 calculations of diluted EPS, 2.9 million, 2.3 million and 2.3 million shares, respectively, of the Company's Series C, D-1 and D-2 convertible preferred stocks, and 35.5 million, 10.6 million and 3.2 million shares, respectively, of the Company's outstanding options, were not reflected because their effects were antidilutive.

        The computations of basic and diluted EPS were as follows (in thousands, except per share data):

	2005	2004	2003
Basic EPS
Income before cumulative effect of change in accounting principle	$534,689	$573,324	$891,379
Cumulative effect of change in accounting principle, net of tax	—	(17,788)	—

Net income	$534,689	$555,536	$891,379
Preferred dividends, net of tax	(8,364)	(8,308)	(24,441)

Net income attributable to common shares	$526,325	$547,228	$866,938
Weighted average common shares outstanding	312,880	322,420	311,295

Basic EPS:
Before cumulative effect of change in accounting principle	$1.68	$1.75	$2.78
Cumulative effect of change in accounting principle, net of tax	—	(.05)	—

Total	$1.68	$1.70	$2.78

Diluted EPS
Income before cumulative effect of change in accounting principle	$534,689	$573,324	$891,379
Cumulative effect of change in accounting principle, net of tax	—	(17,788)	—

Net income	$534,689	$555,536	$891,379
Additional ESOP contribution required assuming Series B preferred shares were converted, net of tax	—	—	(9,100)
Dividends on Series C, D-1 and D-2 preferred stock	(8,364)	(8,308)	(8,252)
LYONs interest expense, net of tax	—	—	2,884

Adjusted net income	$526,325	$547,228	$876,911

Weighted average common shares outstanding	312,880	322,420	311,295
Assumed conversion of Series B preferred shares into common shares	—	—	15,171
Assumed exercise of stock options, net of common shares assumed repurchased with the proceeds	2,458	4,817	6,565
Assumed conversion of LYONs debt securities	—	—	3,212

Adjusted weighted average common shares outstanding	315,338	327,237	336,243

Diluted EPS:
Before cumulative effect of change in accounting principle	$1.67	$1.72	$2.61
Cumulative effect of change in accounting principle, net of tax	—	(.05)	—

Total	$1.67	$1.67	$2.61

NOTE 2: CHANGES IN OPERATIONS AND NON-OPERATING ITEMS

Acquisitions—The Company had no significant acquisitions in 2005 and 2004. The Company completed acquisitions totaling approximately $275 million in 2003 for cash and other consideration, including the value of the Denver radio station group assets that were divested in an exchange transaction during 2003. The results of the acquired companies are included in the consolidated statements of income since their respective dates of acquisition. None of these acquisitions were material in relation to the Company's consolidated financial statements.

        On March 21, 2003, the Company acquired the stock of KPLR-TV, St. Louis, and the assets of KWBP-TV, Portland, Ore., from ACME Communications for a total of $275 million. The Company acquired the stock of KPLR-TV for $200 million in cash. The acquisition of the assets of KWBP-TV was structured as a like-kind asset exchange for income tax purposes. It was funded with the remaining assets of the Denver radio station group (KKHK-FM, now known as KQMT-FM) with an estimated fair market value of $55 million, plus $20 million in cash. The Company allocated $153 million, $42 million and $136 million of the purchase price to FCC licenses, network affiliations and goodwill, respectively.

Supplemental Cash Flow Information—Information for acquisitions made in 2005, 2004 and 2003 is summarized in the table below (in thousands):

	2005	2004	2003
Fair value of assets acquired(1)	$4,207	$854	$349,434
Fair value of assets disposed in exchange transaction	—	—	(51,069)
Liabilities assumed	—	(303)	(60,854)

Net cash paid	$4,207	$551	$237,511

(1)
Includes intangible assets, net of acquisition-related deferred taxes.

        Cash paid for interest and income taxes in 2005, 2004 and 2003 is summarized below (in thousands):

	2005	2004	2003
Interest	$134,955	$138,392	$172,524
Income taxes(1)	$1,157,243	$286,129	$177,969

(1)
In 2005, the Company paid $880 million to the Internal Revenue Service, representing the federal tax and interest owed on the Matthew Bender and Mosby transactions (see Note 12).

        On May 22, 2003, the Company issued a notice to the holders of the LYONs that the Company would redeem this debt issue on June 23, 2003. All of the LYONs holders converted their notes, which had a recorded value of $278 million, into approximately 7 million shares of common stock prior to the redemption date.

Consolidation of Los Angeles Times' Production Operations

        In December 2005, the Los Angeles Times announced it would close its San Fernando Valley printing facility in January 2006 and consolidate production at its remaining three facilities in Los Angeles, Costa Mesa, and Irwindale, California. The closing of the printing facility resulted in the elimination of approximately 120 positions from across the Los Angeles Times' production facilities.

        As a result of the facility closing, the Company reclassified the San Fernando Valley printing facility land and building as held for sale at Dec 25, 2005. The Company recorded a $2 million pretax charge in the fourth quarter of 2005 to reduce the carrying value of the San Fernando Valley printing facility's land and building to $24 million, the estimated fair value of the assets less costs to sell the assets. The Company evaluated the machinery and equipment at the San Fernando Valley printing facility and determined that press and other related equipment with a net book value of $16 million will be abandoned. Therefore, the Company reduced its estimate of the useful life of the press and other related equipment and recorded accelerated depreciation of $16 million in the fourth quarter of 2005. The Company has idled the remaining San Fernando Valley machinery and equipment, which had a net book value of $34 million at Dec. 25, 2005. The Company is currently evaluating alternative uses of this equipment. This evaluation is expected to be completed in 2006.

        The Company recorded a pretax charge in the fourth quarter of 2005 of $22 million, excluding severance related costs, as a result of its decision to close the San Fernando Valley printing facility. A summary of the significant components of the $22 million pretax charge is as follows (in thousands):

Accelerated depreciation on machinery and equipment	$16,109
Impairment of assets held for sale	2,127
Other	3,992

Total	$22,228

Employee Reductions

        The Company reduced its staff by approximately 900 positions in 2005 and recorded a pretax charge of $45 million ($43 million at publishing, $1 million at broadcasting & entertainment and $1 million at corporate). The eliminations included 120 positions as a result of closing the Los Angeles Times' San Fernando Valley printing facility, as discussed above. As of Dec. 25, 2005, $7 million had been paid and an accrual of $38 million remained. The Company recorded a pretax charge of $41 million in 2004 related to the elimination of approximately 600 positions in its publishing segment.

Non-Operating Items—Fiscal years 2005, 2004 and 2003 included several non-operating items.

        Non-operating items for 2005 are summarized as follows (in thousands):

	Proceeds	Pretax Gain	After-tax Gain (Loss)
Gain on change in fair values of derivatives and related investments	$—	$62,184	$37,932
Gain on sales of subsidiaries and investments, net	17,368	6,780	4,136
Other, net	5,166	897	547
Income tax adjustments	—	—	(138,664)

Total non-operating items	$22,534	$69,861	$(96,049)

        In 2005, the change in the fair values of derivatives and related investments related entirely to the Company's PHONES and related Time Warner investment. The $62 million non-cash pretax gain resulted from an $85 million decrease in the fair value of the derivative component of the Company's PHONES, which was partially offset by a $23 million decrease in the fair value of 16 million shares of Time Warner common stock.

        As a result of the United States Tax Court opinion issued on Sept. 27, 2005 related to the Matthew Bender tax dispute, the Company recorded additional income tax expense of $150 million in the third quarter of 2005 (see Note 12). In the first quarter of 2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain other federal income tax issues.

        Non-operating items for 2004 are summarized as follows (in thousands):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on change in fair values of derivatives and related investments	$—	$(18,497)	$(11,283)
Loss on early debt retirement	—	(140,506)	(87,549)
Gain on sales of subsidiaries and investments, net	23,973	20,347	12,412
Loss on investment write-downs and other, net	16,259	(6,388)	(3,897)

Total non-operating items	$40,232	$(145,044)	$(90,317)

        In 2004, the change in the fair values of derivatives and related investments related entirely to the Company's PHONES and related Time Warner investment. The $18 million non-cash pretax loss resulted from a $39 million increase in the fair value of the derivative component of the Company's PHONES, which was partially offset by a $21 million increase in the fair value of 16 million shares of Time Warner common stock.

        In 2004, the Company redeemed all of its outstanding $400 million ($396 million net of unamortized discount) 7.45% debentures due 2009 and retired $66 million ($64 million net of unamortized discount) of its 7.25% debentures due 2013 and $165 million ($160 million net of unamortized discount) of its 6.61% debentures due 2027 through cash tender offers. The Company paid approximately $760 million to retire this debt and, as a result, recorded a one-time, pretax loss of $141 million in 2004. The Company funded these transactions with cash and the issuance of commercial paper.

        In 2004, the gain on sales of subsidiaries and investments related primarily to the sale of the Company's 50% interest in La Opinión for $20 million, resulting in a pretax gain of $18 million.

        Non-operating items for 2003 are summarized as follows (in thousands):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain on change in fair values of derivatives and related investments	$—	$84,066	$51,448
Gain on sales of subsidiaries and investments, net	174,836	147,507	90,261
Loss on investment write-downs	—	(9,764)	(5,976)
Gain on insurance recoveries	27,000	22,291	13,642
Other non-operating loss, net	—	(2,853)	(1,746)
Income tax adjustments	—	—	25,034

Total non-operating items	$201,836	$241,247	$172,663

        In 2003, the change in the fair values of derivatives and related investments related entirely to the Company's PHONES and related Time Warner investment. The $84 million non-cash pretax gain resulted from an $86 million increase in the fair value of 16 million shares of Time Warner common stock, which was partially offset by a $2 million increase in the fair value of the derivative component of the PHONES. Also in 2003, the Company determined that the decline in fair value of certain public and private investments was other than temporary and wrote down the investments to fair value. The write-downs totaled $10 million in 2003.

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

        In 2003, the Company reduced its income tax expense and liabilities by a total of $25 million as a result of favorably resolving certain federal and state income tax issues.

NOTE 3: NEWSDAY AND HOY, NEW YORK CHARGE

        In February 2004, a purported class action lawsuit was filed in New York Federal Court by certain advertisers of Newsday and Hoy, New York, alleging that they were overcharged for advertising as a result of inflated circulation numbers at these two publications. The purported class action also alleges that entities that paid a Newsday subsidiary to deliver advertising flyers were overcharged. In July 2004, another lawsuit was filed in New York Federal Court by certain advertisers of Newsday alleging damages resulting from inflated Newsday circulation numbers as well as federal and state antitrust violations. The Company intends to vigorously defend these suits.

        On June 17, 2004, the Company publicly disclosed that it would reduce its reported circulation for both Newsday and Hoy, New York for the 12-month period ending Sept. 30, 2003 and the six-month period ending March 31, 2004. The circulation adjustments were the result of a review of reported circulation at Newsday and Hoy, New York, conducted by the Company's internal audit staff and the Audit Bureau of Circulations ("ABC"). Subsequent to the June 17th disclosure, the Company continued its internal review and found additional misstatements for these time periods, as well as misstatements that impacted the 12-month period ending Sept. 30, 2002. On Sept. 10, 2004, the Company announced additional revisions to the circulation figures for Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003 and the six-month period ending March 31, 2004. In November 2004, ABC released its audit reports for Newsday and Hoy, New York, for the 12-month period ending Sept. 30, 2003. In March 2005, ABC released its audit reports for Newsday for the six-month periods ending March 31, 2004 and Sept. 30, 2004. In May 2005, ABC released its audit reports for Hoy, New York, for the six-month periods ending March 31, 2004 and Sept. 30, 2004. Audited circulation figures for both Newsday and Hoy, New York, for these periods were within the ranges previously disclosed. After releasing these reports, ABC recalled Newsday's audit report and Publisher's Statements covering the 12-month period ending Sept. 30, 2002 and all of Hoy, New York's audit reports and Publisher's Statements covering the periods ending March 31, 2000 through Sept. 30, 2002, stating that, due to insufficient information, they could not verify circulation for those periods. ABC also withdrew its unqualified opinion as to the material fairness of the circulation reported for Newsday for the 12-month periods ending Sept. 30, 2000 and Sept. 30, 2001, again citing insufficient information necessary to confirm the unqualified opinions. ABC's circulation audit at Newsday for the six-month period ending March 31, 2005 was issued in October 2005 with no significant adjustments. ABC's circulation audit at Hoy, New York, for the six-month period ending March 31, 2005 was issued in January 2006 with no significant adjustments. Circulation audits at Newsday and Hoy, New York, for the period ending September 2005 are ongoing. Hoy, New York, converted to free distribution in January 2006. Due to this change, Hoy, New York's circulation for the period ending September 2005 and going forward will be audited by the Certified Audit of Circulations.

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

        A summary of the activity with respect to the Newsday and Hoy, New York, advertiser settlement accrual is as follows (in millions):

Advertiser settlement accrual balance at Dec. 28, 2003	$—
2004 provision	90
2004 payments	(41)

Advertiser settlement accrual balance at Dec. 26, 2004	49
2005 payments	(34)

Advertiser settlement accrual balance at Dec. 25, 2005	$15

        In addition to the advertiser lawsuits, several class action and shareholder derivative suits have been filed against the Company and certain of its current and former directors and officers as a result of the circulation misstatements at Newsday and Hoy, New York. The suits, which are currently pending in Illinois Federal and State Courts, allege breaches of fiduciary duties and other managerial and director failings under Delaware law, the federal securities laws and ERISA. The Company believes the complaints are without merit and intends to vigorously defend the suits.

        The Securities and Exchange Commission, the United States Attorney for the Eastern District of New York and the Nassau County District Attorney are conducting inquiries into the circulation practices at Newsday and Hoy, New York. The Company is cooperating fully with these inquiries. The Company cannot predict with certainty the outcome of these inquiries.

NOTE 4: INVENTORIES

        Inventories consisted of the following (in thousands):

	Dec. 25, 2005	Dec. 26, 2004
Newsprint	$32,672	$38,373
Supplies and other	11,431	11,423

Total inventories	$44,103	$49,796

        Newsprint inventories valued under the LIFO method were less than current cost by approximately $14 million at Dec. 25, 2005 and $6 million at Dec. 26, 2004.

NOTE 5: GOODWILL AND OTHER INTANGIBLE ASSETS

        Goodwill and other intangible assets at Dec. 25, 2005 and Dec. 26, 2004 consisted of the following (in thousands):

	Dec. 25, 2005			Dec. 26, 2004
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 15 to 20 years)	$190,657	$(62,110)	$128,547	$190,657	$(51,937)	$138,720
Network affiliation agreements (useful life of 40 years)(1)	290,320	(16,330)	273,990	290,320	(9,073)	281,247
Other (useful life of 3 to 40 years)	23,482	(6,696)	16,786	23,277	(4,965)	18,312

Total	$504,459	$(85,136)	419,323	$504,254	$(65,975)	438,279

Goodwill and other intangible assets not subject to amortization
Goodwill
Publishing			4,380,483			3,920,720
Broadcasting and entertainment			1,566,659			1,566,659

Total goodwill			5,947,142			5,487,379
Newspaper mastheads			1,575,814			1,575,814
FCC licenses			1,084,654			1,084,654
Tradename			7,932			7,932

Total			8,615,542			8,155,779

Total goodwill and other intangible assets			$9,034,865			$8,594,058

(1)
Network affiliation agreements, net of accumulated amortization, include $184 million related to Fox affiliations and $90 million related to WB affiliations.

        The changes in the carrying amount of intangibles and goodwill during the years ended Dec. 25, 2005 and Dec. 26, 2004 were as follows (in thousands):

	Publishing	Broadcasting and Entertainment	Total
Intangible assets subject to amortization
Balance as of Dec. 28, 2003	$99,504	$364,700	$464,204
Amortization expense	(7,427)	(11,436)	(18,863)
Amortizable intangibles acquired during year	138	—	138
Adjustments related to finalization of purchase accounting	—	(7,200)	(7,200)

Balance as of Dec. 26, 2004	$92,215	$364,064	$438,279
Amortization expense	(7,231)	(11,964)	(19,195)
Amortizable intangibles acquired during year	239	—	239

Balance as of Dec. 25, 2005	$85,223	$334,100	$419,323

Goodwill
Balance as of Dec. 28, 2003	$3,920,158	$1,579,694	$5,499,852
Goodwill acquired during year	562	—	562
Adjustments related to finalization of purchase accounting	—	(13,035)	(13,035)

Balance as of Dec. 26, 2004	$3,920,720	$1,566,659	$5,487,379
Goodwill acquired during year	4,147	—	4,147
Adjustment for tax resolutions(1)	(3,500)	—	(3,500)
Adjustment related to Matthew Bender and Mosby Tax Liability (see Note 12)	459,116	—	459,116

Balance as of Dec. 25, 2005	$4,380,483	$1,566,659	$5,947,142

Other intangible assets not subject to amortization
Balance as of Dec. 28, 2003	$1,583,746	$1,084,814	$2,668,560
Adjustments related to finalization of purchase accounting	—	29,000	29,000
Cumulative effect of change in accounting principle(2)	—	(29,160)	(29,160)

Balance as of Dec. 25, 2005 and Dec. 26, 2004	$1,583,746	$1,084,654	$2,668,400

Total goodwill and other intangibles as of Dec. 25, 2005	$6,049,452	$2,985,413	$9,034,865

(1)
Adjustment for the resolution of uncertain income tax positions related to the Times Mirror Company acquisition.

(2)
In the fourth quarter of 2004, the Company elected to early adopt the provisions of the Financial Accounting Standards Board's Emerging Issues Task Force Topic No. D-108, which requires the use of a direct valuation method for valuing intangible assets, such as FCC licenses, and reviewing them for impairment (see Note 1).

        Estimated annual amortization expense will be approximately $20 million for each of the next five years, excluding the effects of any acquisitions or dispositions subsequent to Dec. 25, 2005.

NOTE 6: TMCT I AND TMCT II

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

        At Dec. 25, 2005, the assets of TMCT I included 13 million shares of the Company's common stock and 442,596 shares of the Company's Series C preferred stock (collectively, "TMCT I Shares"); eight real properties ("Real Properties") and a portfolio of fixed income and equity investments ("TMCT I Portfolio"). TMCT I has no outstanding debt. The estimated fair market value of the TMCT I assets at Dec. 25, 2005 and Dec. 26, 2004 is shown in the table below (in thousands):

	TMCT I Asset Information (unaudited)
	Dec. 25, 2005	Dec. 26, 2004
TMCT I Shares	$602,900	$748,200

Real Properties	$225,000	$225,000

TMCT I Portfolio	$260,800	$259,100

        Summarized income and expense information for TMCT I is shown in the following table for the years ended Dec. 25, 2005, Dec. 26, 2004 and Dec. 28, 2003 (in thousands):

	TMCT I Income and Expense Information (unaudited)
	2005	2004	2003
TMCT I Shares dividend income	$26,706	$23,705	$23,205
Real Properties lease income	24,166	24,166	24,166
TMCT I Portfolio interest and dividend income	10,767	9,949	11,670
TMCT I Portfolio net realized gains	392	2,670	2,537

	$62,031	$60,490	$61,578

TMCT I operating expenses	$(9,317)	$(9,983)	$(10,262)

        The Company leases the Real Properties from TMCT I and accounts for the lease as a property financing obligation in its consolidated balance sheet. On Aug. 8, 2009, the end of the lease term, the Company has the option to purchase all of the Real Properties for their fair market value. If the Real Properties are not purchased by the Company, they will remain the assets of TMCT I and may, as provided for under the terms of the lease agreement, be leased by the Company at fair market value rent. The agreement provides for two additional 12-year lease terms with fair market value purchase options at the end of each term.

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

        The Company's investment in TMCT I totaled $83 million, $82 million and $99 million at Dec. 25, 2005, Dec. 26, 2004 and Dec. 28, 2003, respectively. In 2005, 2004 and 2003, the Company recognized equity income of $2 million in each year related to the TMCT I Portfolio. During 2005, 2004 and 2003, the Company recorded net realized gains on the TMCT I Portfolio of $1 million, $4 million and $2 million, respectively. The net realized gains were recorded as non-operating items in each year.

        TMCT II—In 1999, Times Mirror completed a second transaction involving agreements with the Chandler Trusts, resulting in the formation of another new limited liability company, TMCT II, LLC ("TMCT II").

        At Dec. 25, 2005, the assets of TMCT II included 39 million shares of the Company's common stock, 380,972 shares of the Company's Series D-1 preferred stock and 245,100 shares of the Company's Series D-2 preferred stock (collectively, "TMCT II Shares"); a portfolio of fixed income investments that were funded with the proceeds from the redemption of six unrelated real estate investment trust interests in 2004 and two in 2005 ("REIT Portfolio"); a portfolio of fixed income and equity investments ("TMCT II Portfolio"); and a portfolio of venture capital and private equity investments ("Venture Capital Portfolio"). TMCT II has no outstanding debt. The estimated fair market value of the TMCT II assets at Dec. 25, 2005 and Dec. 26, 2004 is shown in the table below (in thousands):

	TMCT II Asset Information (unaudited)
	Dec. 25, 2005	Dec. 26, 2004
TMCT II Shares	$1,498,800	$1,950,300

REIT Portfolio	$593,300	$608,800

TMCT II Portfolio	$112,300	$111,800

Venture Capital Portfolio	$260,400	$294,200

        Summarized income and expense information for TMCT II is shown in the following table for the years ended Dec. 25, 2005, Dec. 26, 2004 and Dec. 28, 2003 (in thousands):

	TMCT II Income and Expense Information (unaudited)
	2005	2004	2003
TMCT II Shares dividend income	$48,853	$38,809	$36,567
REIT Portfolio income	38,434	51,520	51,740
TMCT II Portfolio and Venture Capital Portfolio interest and dividend income	6,474	5,126	4,812
TMCT II Portfolio, Venture Capital Portfolio and REIT Portfolio net losses	(984)	(21,192)	(12,395)

Total	$92,777	$74,263	$80,724

TMCT II operating expenses	$(8,270)	$(10,286)	$(8,851)

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

        The Company's investment in TMCT II totaled $196 million at Dec. 25, 2005 and $198 million at Dec. 26, 2004 and Dec. 28, 2003. The Company recognized equity income related to the REIT Portfolio, TMCT II Portfolio and Venture Capital Portfolio investments of $8 million in 2005, $9 million in 2004 and $10 million in 2003. During 2005, 2004 and 2003, the Company recorded net losses of $3 million, $4 million and $8 million, respectively, related to net realized losses and the write-downs of certain investments in the Venture Capital Portfolio. The net losses were recorded as non-operating items in each year.

        The TMCT I and TMCT II LLC agreements have no specific term, and the dissolution, determination of liquidation values and distribution of assets require the mutual consent of the Company and the Chandler Trusts.

NOTE 7: INVESTMENTS

        Investments consisted of the following (in thousands):

	Dec. 25, 2005	Dec. 26, 2004
Time Warner stock related to PHONES debt	$282,880	$306,240
Other cost method investments	59,355	75,739
Equity investments in TMCT I and TMCT II(1)	279,766	279,856
Other equity method investments	293,542	233,663

Total investments	$915,543	$895,498

(1)
See Note 6 for further discussion.

        Cost method investments in public companies and debt securities were recorded at fair value in the consolidated balance sheets. At Dec. 25, 2005, the Company's cost method investments included public companies, mainly Time Warner, and private companies. The investment in Time Warner at Dec. 25, 2005 consisted of 19 million shares, which included 16 million shares related to the PHONES (see Notes 1 and 8). The Company's equity method investments at Dec. 25, 2005 included the following private companies:

Company	% Owned
BrassRing	27%
CareerBuilder	33%
California Independent Postal Systems	50%
Classified Ventures	28%
Comcast Sports Network	25%
Consumer Networks	17%
ShopLocal, LLC (formerly CrossMedia Services)	33%
Legacy.com	40%
TMCT I Portfolio(1)	20%
TMCT II Portfolio(1)	20%
Topix	25%
TV Food Network	31%
The WB Television Network(2)	22%

(1)
See Note 6 for further discussion.

(2)
On Jan. 24, 2006, the Company announced that it had reached a 10-year agreement to affiliate 16 of its television stations with The CW Network, which is expected to launch in fall 2006. The WB Network will shut down at that time. The Company will not have an equity interest in the new network.

        The Company does not guarantee any indebtedness for any of its investees. During 2005, the Company sold certain investments resulting in a pretax gain of $7 million. During 2004, the Company sold its 50% interest in La Opinion for $20 million and recorded a pretax gain of $18 million. During 2003, the Company sold its equity interest in The Golf Channel, which resulted in a pretax gain of $48 million. Also in 2003, the Company sold several investments resulting in a pretax gain of $6 million.

        In 2005, 2004 and 2003, the Company concluded that the decline in the value of certain public and private investments was other than temporary and wrote down the investments to fair value. Non-cash, pretax losses totaled $3 million, $6 million and $10 million in 2005, 2004 and 2003, respectively. See Note 2 for further discussion.

        For investments classified as available-for-sale and recorded at fair value under FAS No. 115, the aggregate cost basis, unrealized gain and fair value were as follows (in thousands):

	Dec. 25, 2005			Dec. 26, 2004
	Cost Basis	Unrealized Gain	Fair Value	Cost Basis	Unrealized Gain	Fair Value
Marketable equity securities	$27,521	$26,964	$54,485	$27,594	$32,641	$60,235

        The difference between cost and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income component of shareholders' equity and amounted to a net gain of $16 million at Dec. 25, 2005 and $20 million at Dec. 26, 2004. The cost bases of the investments in the tables above are net of write-downs recorded in the consolidated statements of income.

NOTE 8: LONG-TERM DEBT

        Long-term debt consisted of the following (in thousands):

	Dec. 25, 2005	Dec. 26, 2004
Commercial paper, weighted average interest rate of 4.4% and 2.4%, respectively	$923,532	$773,206
Medium-term notes, weighted average interest rate of 6.2% in 2005 and 2004, due 2005-2008	555,585	733,285
Property financing obligation, effective interest rate of 7.7%, expiring 2009 (see Note 6)	60,372	74,462
4.875% notes due 2010, net of unamortized discount of $718	449,282	—
7.25% debentures due 2013, net of unamortized discount of $2,478 and $2,818, respectively	79,605	79,265
5.25% notes due 2015, net of unamortized discount of $1,519	328,481	—
7.5% debentures due 2023, net of unamortized discount of $4,204 and $4,438, respectively	94,546	94,312
6.61% debentures due 2027, net of unamortized discount of $2,305 and $2,409, respectively	82,655	82,551
7.25% debentures due 2096, net of unamortized discount of $18,304 and $18,492, respectively	129,696	129,508
Interest rate swap	29,714	31,102
Other notes and obligations	18,553	7,129

Total debt excluding PHONES	2,752,021	2,004,820
Less portions due within one year	(302,460)	(271,767)

Long-term debt excluding PHONES	2,449,561	1,733,053
2% PHONES debt related to Time Warner stock, due 2029	509,701	584,880

Total long-term debt	$2,959,262	$2,317,933

        Long-Term Debt Issuance—In 2005, the Company issued $450 million ($449 million net of unamortized discount) 4.875% notes due 2010 and $330 million ($328 million net of unamortized discount) 5.25% notes due 2015. The proceeds from the issuance were used to repay commercial paper.

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

        Current Portion of Long-Term Debt—The current portion of long-term debt at Dec. 25, 2005 includes $286 million of commercial paper, $15 million of property financing obligation and $2 million of other obligations due within one year.

        Exchangeable Subordinated Debentures due 2029 ("PHONES")—In 1999, the Company issued 8 million PHONES for an aggregate principal amount of approximately $1.3 billion. The principal amount was equal to the value of 16 million shares of Time Warner common stock at the closing price of $78.50 per share on April 7, 1999. Quarterly interest payments are made to the PHONES holders at an annual rate of 2% of the initial principal. The Company records both cash and non-cash interest expense on the discounted debt component of the PHONES. The PHONES debenture agreement requires principal payments equal to any dividends declared on the 16 million shares of Time Warner common stock. In 2005, Time Warner declared quarterly dividends of $.05 per share. A payment of $.10 per PHONES was made in the fourth quarter of 2005, and a payment of $.10 per PHONES will be due in the first quarter of 2006. The company records the dividends it receives on its Time Warner common stock as dividend income and accounts for the related payment to the PHONES holders as principal reduction.

        The Company may redeem the PHONES at any time for the higher of the principal value of the PHONES ($156.84 per PHONES at Dec. 25, 2005) or the then market value of two shares of Time Warner common stock, subject to certain adjustments. At any time, holders of the PHONES may exchange a PHONES for an amount of cash equal to 95% (or 100% under certain circumstances) of the market value of two shares of Time Warner common stock. At Dec. 25, 2005, the market value per PHONES was $74.00, and the market value of two shares of Time Warner common stock was $35.36.

        Under the provisions of FAS No. 133, the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. The fair value of the derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $592 million and $728 million at Dec. 25, 2005 and Dec. 26, 2004, respectively.

        The discounted debt component and derivative component of the PHONES were as follows (in thousands):

	Dec. 25, 2005	Dec. 26, 2004
PHONES Debt:
Discounted debt component (at book value)	$454,038	$442,480
Derivative component (at estimated fair value)	55,663	142,400

Total	$509,701	$584,880

Time Warner stock related to PHONES (at fair value)	$282,880	$306,240

        If the PHONES are exchanged in the next year, the Company intends to refinance the PHONES, and has the ability to do so on a long-term basis through its existing revolving credit agreements. Accordingly, the PHONES have been classified as long-term.

        Revolving Credit Agreements—At Dec. 25, 2005, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.2 billion. Borrowings under these agreements, which expire in December 2008, would be at a rate equal to LIBOR plus 0.35%. The revolving credit agreements allow the Company to elect one-month to twelve-month LIBOR rates, based on the term of the borrowing. At Dec. 25, 2005, the one-month LIBOR rate was 4.38% and the twelve-month LIBOR rate was 4.85%. The agreements contain various interest rate options and provide for annual fees based on a percentage of the commitment. The agreements contain covenants that require the Company to maintain a minimum interest coverage ratio. No amounts were borrowed under the agreements at Dec. 25, 2005, and the Company was in compliance with the covenants. Annual fees totaled approximately $1.1 million in 2005, $0.9 million in 2004 and $1.1 million in 2003. In addition to the exchange value of the PHONES, the Company intends to refinance $638 million of commercial paper and $293 million of medium-term notes scheduled to mature by Dec. 25, 2006, and has the ability to do so on a long-term basis through its existing revolving credit agreements. Accordingly, these notes and commercial paper have been classified as long-term.

        Maturities—Debt at Dec. 25, 2005 matures as shown below (in thousands):

2006	$302,460
2007	18,550
2008	1,482,247
2009	13,224
2010	451,056
Thereafter	994,185

Total	$3,261,722

NOTE 9: CONTRACTS PAYABLE FOR BROADCAST RIGHTS

        Contracts payable for broadcast rights are classified as current or long-term liabilities in accordance with the payment terms of the contracts. Required payments under contractual agreements for broadcast rights recorded at Dec. 25, 2005 are shown in the table below (in thousands):

2006	$329,930
2007	195,935
2008	138,731
2009	91,485
2010	45,500
Thereafter	57,227

Total	$858,808

NOTE 10: FAIR VALUE OF FINANCIAL INSTRUMENTS

        Estimated fair values and carrying amounts of the Company's financial instruments are as follows (in thousands):

	Dec. 25, 2005		Dec. 26, 2004
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cost method investments	$348,791	$342,235	$386,625	$381,979
Debt	$3,286,708	$3,261,722	$2,723,320	$2,589,700
Contracts payable for broadcast rights	$796,278	$858,808	$785,049	$857,526

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

        Debt—Fair value was estimated based on quoted market prices for similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms. The carrying value of the Company's derivative instruments approximates fair value. The fair value of the PHONES was determined by reference to the market value resulting from trading on a national securities exchange.

        Contracts Payable for Broadcast Rights—Fair value was estimated using the discounted cash flow method.

NOTE 11: COMMITMENTS AND CONTINGENCIES

        The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not included in the financial statements. These commitments totaled $252 million at Dec. 25, 2005. Payments for broadcast rights generally commence when the programs become available for broadcast.

        The Company had commitments totaling $252 million at Dec. 25, 2005 related to the purchase of property, plant and equipment and talent contracts. In addition, under its current agreement with Abitibi Consolidated Inc., the Company has a commitment to purchase 450,000 metric tons of newsprint each year over the next two years at prevailing market prices at the time of purchase. The Company is in the process of negotiating an amendment to this agreement, which among other things, would extend the current agreement to 2009. The Company leases certain equipment and office and production space under various operating leases. Lease expense was $58 million in 2005, $56 million in 2004 and $58 million in 2003. The table below presents the future minimum lease payments to be made under non-cancelable operating leases at Dec. 25, 2005 (in thousands):

2006	$62,320
2007	55,810
2008	50,000
2009	42,723
2010	29,034
Thereafter	50,150

Total	$290,037

        The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies. See Note 3 for a discussion of potential liability related to Newsday and Hoy, New York, and see Note 12 for a discussion of potential income tax liabilities. The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

NOTE 12: INCOME TAXES

        The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to income taxes reported in the consolidated statements of income (in thousands):

	2005	2004	2003
Income before income taxes and cumulative effect of change in accounting principle	$1,110,241	$941,111	$1,415,236

Federal income taxes at 35%	$388,584	$329,389	$495,333
State and local income taxes, net of federal tax benefit	38,742	32,758	49,758
Matthew Bender/Mosby adjustment	150,493	—	—
Income tax settlement adjustments	(11,829)	—	(25,034)
Other	9,562	5,640	3,800

Income taxes reported	$575,552	$367,787	$523,857

Effective tax rate	51.8%	39.1%	37.0%

        In 2005, the Company increased its income tax expense by $150 million as a result of the Matthew Bender Tax Court decision (see "Matthew Bender and Mosby Tax Liability" discussion below) and reduced income tax expense by $12 million as a result of resolving certain federal income tax issues. In 2003, the Company reduced its income tax expense by $25 million as a result of resolving certain federal and state income tax issues.

        Components of income tax expense charged to income were as follows (in thousands):

	2005	2004	2003
Currently payable:
U.S. federal	$443,233	$284,623	$265,686
State and local	45,571	43,499	5,655

Sub-total	488,804	328,122	271,341
Deferred:
U.S. federal	72,716	32,767	212,870
State and local	14,032	6,898	39,646

Sub-total	86,748	39,665	252,516

Total	$575,552	$367,787	$523,857

        Significant components of the Company's net deferred tax liabilities were as follows (in thousands):

	Dec. 25, 2005	Dec. 26, 2004
Net properties	$239,821	$275,595
Net intangible assets	1,252,851	1,231,198
Pensions	316,467	340,293
Investments	417,214	388,413
PHONES interest	267,885	218,297
Other future taxable items	25,880	15,006

Total deferred tax liabilities	2,520,118	2,468,802

Broadcast rights	(4,968)	(4,098)
Postretirement and postemployment benefits other than pensions	(64,579)	(67,663)
Deferred compensation	(76,901)	(84,262)
Other accrued liabilities	(89,642)	(106,833)
Accrued employee compensation and benefits	(9,731)	(11,445)
Accounts receivable	(15,834)	(16,372)
Other future deductible items	(15,639)	(11,512)
State operating loss carryforwards	(34,391)	(28,600)
Valuation allowances on state operating loss carryforwards	29,926	23,968

Total deferred tax assets	(281,759)	(306,817)

Net deferred tax liability	$2,238,359	$2,161,985

        Operating Loss Carryforwards—At Dec. 25, 2005, the Company had approximately $676 million of operating loss carryforwards for state income tax purposes. These carryforwards arose in certain states primarily as a result of intercompany interest expense, royalty expense and management fees allocated to the Company's various subsidiaries, and expire between 2006 and 2025. The deferred tax assets related to these carryforwards totaled approximately $34 million, net of federal taxes, at Dec. 25, 2005. However, the Company believes it is more likely than not that $30 million of the deferred tax assets will not be realized because the related carryforwards will expire before being utilized. Therefore, in accordance with FAS No. 109, "Accounting for Income Taxes," the Company has established valuation allowances of $30 million on the deferred tax assets related to the state carryforwards. The state operating loss carryforwards increased in 2005 because the Company generated additional tax losses in certain states.

        Matthew Bender and Mosby Tax Liability—During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate transactions, which were structured to qualify as tax-free reorganizations under the Internal Revenue Code. The Company believes these transactions were completed on a tax-free basis. However, the Internal Revenue Service ("IRS") audited the transactions and disagreed with the position taken by Times Mirror. In the fourth quarter of 2001, the Company received an IRS adjustment to increase Times Mirror's 1998 taxable income by approximately $1.6 billion. The Company filed a petition in United States Tax Court in November 2002 to contest the IRS position, and in December 2004, the Company presented its position in United States Tax Court.

        On Sept. 27, 2005, the United States Tax Court issued an opinion contrary to the Company's position and determined that the Matthew Bender transaction was a taxable sale. In January 2006, the Tax Court extended its opinion in the Matthew Bender case to the Mosby transaction given the similarity of the two transactions. Taxes and related interest for both the Matthew Bender and Mosby transactions total approximately $1 billion. Over time, deductions for state taxes and interest are expected to reduce the net cash outlay to approximately $840 million.

        The Company will appeal the Tax Court ruling to the United States Court of Appeals for the Seventh Circuit. The Company does not expect a ruling before the first half of 2007. The Company cannot predict with certainty the outcome of this appeal.

        Times Mirror established a tax reserve of $180 million in 1998 when it entered into the transactions. The reserve represented Times Mirror's best estimate of the amount the expected IRS and state income tax claims could be settled for based upon an analysis of the facts and circumstances surrounding the issue. In accordance with Emerging Issues Task Force ("EITF") Issue No. 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination," the Company treated this item as an uncertain tax position at the time of the Times Mirror acquisition in 2000 and concluded that the estimate determined by Times Mirror was the most appropriate estimate of the exposure. The Company has maintained this initial reserve, plus interest, and has evaluated the adequacy of the reserve on a periodic basis. At Dec. 26, 2004, the reserve, including pretax interest of $66 million, totaled $246 million ($221 million after including the tax benefit of the interest). In 2005, prior to the Tax Court ruling, the Company recorded additional after-tax interest of $7 million on the reserve.

        As a result of the Tax Court ruling, the Company increased its tax reserve by an additional $609 million in the third quarter of 2005 by recording additional income tax expense of $150 million, representing additional after-tax interest applicable to the post-acquisition period, and goodwill of $459 million. In accordance with EITF No. 93-7, the Company adjusted goodwill because the tax contingencies existed at the time of the Times Mirror acquisition. On Sept. 30, 2005, the Company paid $880 million to the IRS, representing the federal tax and interest owed on the transactions, and financed the payment through the issuance of commercial paper. The Company expects to make related state tax and interest payments of approximately $125 million during 2006 ($87 million after including the federal tax benefit of the state taxes and interest).

        A summary of the activity with respect to the Matthew Bender and Mosby tax liability is as follows (in millions):

Liability at Dec. 26, 2004:
Tax	$180
After-tax interest ($66 million pretax)	41

Liability at Dec. 26, 2004 (included in "other obligations")	221
After-tax interest recorded in income tax expense in the first three quarters of 2005 ($11 million pretax)	7
Additional reserve recorded as a result of the Tax Court ruling:
Charged to income tax expense	150
Additional goodwill	459

Liability at Sept. 25, 2005	837
Federal tax and interest paid on Sept. 30, 2005:
Federal tax	(542)
After-tax interest ($338 million pretax)	(210)
After-tax interest recorded in income tax expense in the fourth quarter of 2005 ($3 million pretax)	2

Liability at Dec. 25, 2005 (included in "other current liabilities")	$87

        PHONES—In connection with the routine examination of the Company's federal income tax returns for 2000 and 2001, the IRS has proposed that the Company capitalize the interest on the PHONES as additional tax basis in the Company's 16 million shares of Time Warner common stock, rather than currently deducting such interest. The National Office of the IRS has issued a Technical Advice Memorandum that supports the proposed treatment. The Company disagrees with the IRS's position and requested that the IRS administrative appeals office review the issue. An appeals officer was appointed in August 2005, and the Company had an initial meeting with the appeals office in December 2005. Discussions with the appeals office regarding this issue are on-going. The effect of the treatment proposed by the IRS would be to increase the Company's tax liability by approximately $88 million for the period 2000-2001 and by approximately $214 million for the period 2002 through 2005. If the IRS were to prevail in its proposed treatment, there would be no effect on the Company's reported income for any of these periods. The potential tax payments would be recorded as a reduction in the Company's deferred tax liability, and the Company has accrued the interest that would be assessed on these potential payments.

        Income Tax Reserves—The Company's liability for estimated federal and state audit adjustments, including after-tax interest, was approximately $96 million and $326 million at Dec. 25, 2005 and Dec. 26, 2004, respectively. These amounts are included in "other obligations" in the Company's consolidated balance sheet. The liability declined in 2005 primarily because of the United States Tax Court decision regarding the Matthew Bender transaction. As discussed in the "Matthew Bender and Mosby Tax Liability" section above, the Company had an income tax reserve of $221 million at Dec. 26, 2004 for this issue. During the third quarter of 2005, the tax reserve was reclassified to "other current liabilities" in the Company's consolidated balance sheet.

        Although management believes its estimates and judgments are reasonable, the resolutions of the Company's tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

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

        In connection with the Times Mirror acquisition, the Company assumed defined benefit pension plans and various other contributory and non-contributory retirement plans covering substantially all of Times Mirror's former employees. In general, benefits under the Times Mirror defined benefit plans were based on years of service and the employee's compensation during the last five years of employment. In December 2005, the pension plan benefits for former Times Mirror non-union and non-Newsday employees were frozen. As a result of the plan freeze, a pretax curtailment gain of $18 million was recorded. On March 31, 2006, the pension plan benefits for Newsday union and non-union employees will be frozen. Benefits provided by Times Mirror's Employee Stock Ownership Plan ("Times Mirror ESOP") are coordinated with certain pension benefits and, as a result, the defined benefit plan obligations are net of the actuarially equivalent value of the benefits earned under the Times Mirror ESOP. The maximum offset is equal to the value of the benefits earned under the defined benefit plan.

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

        Obligations and Funded Status—Summarized information for the Company's defined benefit pension and postretirement plans is provided below (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Dec. 25, 2005	Dec. 26, 2004	Dec. 25, 2005	Dec. 26, 2004
Change in benefit obligations:
Projected benefit obligations, beginning of year	$1,461,180	$1,316,215	$191,540	$187,146
Service cost	25,160	21,177	1,469	1,752
Interest cost	81,436	80,474	7,774	10,323
Plan amendments	—	4,616	97	—
Curtailment gain	(44,566)	—	—	—
Special termination benefits	1,434	1,440	—	—
Impact of Medicare Reform Act	—	—	—	(14,897)
Actuarial (gain) loss	156,385	112,291	(45,095)	22,453
Benefits paid	(81,900)	(75,033)	(15,320)	(15,237)

Projected benefit obligations, end of year	1,599,129	1,461,180	140,465	191,540

Change in plans' assets:
Fair value of plans' assets, beginning of year	1,559,351	1,457,770	—	—
Actual return on plans' assets	113,769	169,598	—	—
Employer contributions	7,178	7,016	15,320	15,237
Benefits paid	(81,900)	(75,033)	(15,320)	(15,237)

Fair value of plans' assets, end of year	1,598,398	1,559,351	—	—

Funded (under funded) status of the plans	(731)	98,171	(140,465)	(191,540)
Unrecognized net actuarial loss (gain)	869,596	803,490	(12,659)	31,997
Unrecognized prior service cost	2,518	(16,918)	(11,213)	(12,754)
Unrecognized transition asset	(1)	(6)	—	—

Prepaid (accrued) benefit cost	$871,382	$884,737	$(164,337)	$(172,297)

        Amounts recognized in the statement of financial position consist of (in thousands):

	Pension Benefits
			Other Postretirement Benefits
	Dec. 25, 2005	Dec. 26, 2004
			Dec. 25, 2005	Dec. 26 2004
Prepaid benefit costs	$908,895	$950,766	$—	$—
Accrued benefit costs	(83,759)	(78,002)	(164,337)	(172,297)
Intangible asset	507	—	—	—
Accumulated other comprehensive income	45,739	11,973	—	—

Net amount recognized	$871,382	$884,737	$(164,337)	$(172,297)

        The accumulated benefit obligation, which excludes the impact of future compensation increases, for all defined benefit pension plans was $1,566 million and $1,405 million at Dec. 25, 2005 and Dec. 26, 2004, respectively. The projected benefit obligation at Dec. 25, 2005 includes $1.5 billion related to the Company's qualified pension plans and $77 million related to its non-qualified plans. The Company's non-qualified plans are not funded. The funded status of the Company's qualified plans was $76 million at Dec. 25, 2005. The Newsday employee pension benefit plan will be frozen on March 31,

2006. The Newsday employee plan freeze is currently expected to reduce the projected benefit obligation by $21 million.

        The components of net periodic benefit cost (credit) for Company-sponsored plans were as follows (in thousands):

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Service cost	$25,160	$21,177	$18,270	$1,469	$1,752	$2,595
Interest cost	81,436	80,474	78,620	7,774	10,323	11,867
Expected return on plans' assets	(127,346)	(131,118)	(137,932)	—	—	—
Recognized actuarial loss	59,095	44,533	24,308	—	—	—
Amortization of prior service costs	(1,415)	(1,834)	(1,858)	(1,444)	(1,314)	7
Amortization of transition asset	(5)	(5)	(848)	(439)	—	—
Special termination benefits(1)	1,434	1,440	—	—	—	—
Curtailment gain	(17,825)	—	—	—	—	—

Net periodic benefit cost (credit)	$20,534	$14,667	$(19,440)	$7,360	$10,761	$14,469

(1)
Costs relate to position eliminations.

	Pension Benefits			Other Postretirement Benefits
	2005	2004	2003	2005	2004	2003
Increase in minimum pension liabilities included in other comprehensive income, net of tax	$(20,597)	$(1,700)	$(1,753)	$—	$—	$—

        Assumptions—Weighted average assumptions used each year in accounting for pension benefits and other postretirement benefits were:

	Pension Benefits		Other Postretirement Benefits
	2005	2004	2005	2004
Discount rate for expense	5.75%	6.25%	5.75%	6.25%
Discount rate for obligations	5.50%	5.75%	5.50%	5.75%
Increase in future salary levels for expense	3.50%	3.75%	—	—
Increase in future salary levels for obligations	3.50%	3.50%	—	—
Long-term rate of return on plans' assets	8.50%	8.50%	—	—

        The Company used a building block approach to determine its current 8.5% assumption of the long-term expected rate of return on pension plan assets. Based on historical market studies, the Company's long-term expected returns for equity and fixed income securities approximate 10% and 6%, respectively. The Company's current 2006 target asset allocation for pension plan assets is 75% in equity securities and 25% in fixed income securities and other. The Company bases the rate used for discounting future benefit obligations and calculating interest cost on an index of Aa-rated corporate bonds.

        At Dec. 25, 2005 and Dec. 26, 2004, the Company's prepaid pension asset included an unrecognized net actuarial loss of $870 million and $803 million, respectively. A significant portion of this net actuarial loss resulted from the difference between the Company's expected returns on plan assets and the actual losses on plan assets in 2002 and 2001. Expected returns on plan assets were $158 million and $176 million in 2002 and 2001, respectively; actual losses were $161 million and $113 million, respectively. In accordance with FAS No. 87, "Employers' Accounting for Pensions," the actuarial loss will be recognized in net periodic pension expense over the estimated average remaining service period of active employees expected to receive benefits. The Company's policy is to incorporate asset-related gains and losses into the asset value used to calculate the expected return on plan assets and into the calculation of amortization of unrecognized net actuarial loss over a four-year period.

Plan Assets—The Company's pension plans' asset allocations at Dec. 25, 2005 and Dec. 26, 2004 were as follows (in millions):

	Plan Assets
Asset Category
	Dec. 25, 2005		Dec. 26, 2004
Equity securities	$1,186	74.2%	$1,146	73.5%
Fixed income securities	329	20.6%	332	21.3%
Other	83	5.2%	81	5.2%

Total	$1,598	100%	$1,559	100%

Health Care Cost Trend Rates—For purposes of measuring 2005 postretirement health care costs, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 5.0% for 2009 and remain at that level thereafter. For purposes of measuring health care obligations at Dec. 25, 2005, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2005. The rate was assumed to decrease gradually to 5.0% for 2010 and remain at that level thereafter. On Dec. 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 ("Act") was signed into law. The Act resulted in a $15 million reduction in the accumulated other postretirement obligations for prior service costs and a $1 million reduction in net periodic postretirement benefit costs.

        Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of the date of this report, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$372	$(329)
Projected benefit obligation	$6,218	$(5,510)

Cash Flows—The Company contributed $7 million to certain of its union and non-qualified pension plans and $15 million to its other postretirement plans in 2005. The Company plans to contribute $7 million to certain of its union and non-qualified pension plans and $13 million to its other postretirement plans in 2006.

Expected Future Benefit Payments—The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Postretirement Benefits
2006	$77,930	$14,416
2007	75,222	14,316
2008	75,439	14,081
2009	76,342	13,823
2010	77,548	13,660
2011-2015	408,164	64,455

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

Series C, D-1 and D-2 Convertible Preferred Stock—In connection with the June 12, 2000 merger with Times Mirror, outstanding shares of Times Mirror cumulative, non-voting preferred stock were converted into shares of Tribune preferred stock with similar terms. An additional 0.2 million shares of preferred stock, net of treasury stock, were issued due to the conversion. Series C convertible preferred stock is cumulative, non-voting preferred stock, which is entitled to annual dividends of 8%, based on liquidation value. Annual dividends for Series D-1 and D-2 were paid at the rate of 6.67%, 6.44% and 6.22% in 2005, 2004, and 2003, respectively, and will be paid at the rate of 6.91% in 2006 based on liquidation value. Dividends on Series D-1 and D-2 preferred stocks will increase ratably from 2006 until 2012 pursuant to a predetermined schedule. Series C, D-1 and D-2 convertible preferred stocks relate to Times Mirror recapitalization transactions whereby TMCT I and TMCT II (see Note 6) were formed. Series C, D-1 and D-2 preferred stocks are convertible into the Company's common stock in 2025 and thereafter. The conversion factor is calculated by dividing $500 plus accrued and unpaid dividends by the average closing prices of the Company's common stock for the 20 trading days immediately preceding the conversion date.

Common and Treasury Stock—At Feb. 17, 2006, there were 6,461 holders of record. During 2005, the Company repurchased and retired 12.2 million shares of its common stock in the open market for $440 million. During 2004, the Company repurchased and retired 15.5 million shares of its common stock in the open market for $732 million. During 2003, the Company repurchased 7.5 million shares of its common stock in the open market for $356 million. At Dec. 25, 2005, the Company had authorization to repurchase an additional $1 billion of its common stock. At Dec. 25, 2005, 83.4 million treasury shares were held by TMCT I, TMCT II and other affiliates of the Company. During 2003, the Company retired 124.0 million treasury shares.

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

NOTE 15: INCENTIVE COMPENSATION AND STOCK PLANS

Defined Contribution Plans—The Company maintains various qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. The plans allow participants to invest their savings in various investments including the Company's common stock. The Company enhanced its primary 401(k) plan to include a larger Company contribution in 2004. This new plan was designed to replace the Company's ESOP that was fully allocated at the end of 2003. Company contributions to all of its defined contribution plans were $33 million in 2005, $32 million in 2004 and $17 million in 2003. In 2005, the Company contributed an additional $26 million to these plans, which related to and was charged to expense in 2004. In 2006, the Company will contribute to these plans an additional $26 million, which relates to and was charged to expense in 2005. In 2006, the Company amended its primary 401(k) plan to make a portion of the Company's contributions discretionary.

Employee Stock Purchase Plan—This plan permits eligible employees to purchase the Company's common stock at 85% of market price. The Company incurred charges of $0.2 million in 2005, 2004 and 2003 related to the administration of this plan. During 2005, 2004 and 2003, 682,624, 617,651, and 568,718 shares, respectively, were sold to employees under this plan. A total of 16 million shares can be purchased under this plan. As of Dec. 25, 2005, a total of 3.1 million shares remained available for sale. The weighted average fair value of shares sold in 2005 was $36.37. The Company plans to adopt FAS No. 123R in the first quarter of 2006 (see Note 1). FAS 123R requires that the discount on purchases of the Company's common stock provided to eligible employees under the plan be expensed. The Company expects to record approximately $3.7 million of expense in 2006 related to the plan.

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

        The Company recognized expense for this plan based upon cash contributions it made to the ESOP. The ESOP serviced its debt requirements with amounts received from preferred dividends and Company contributions. ESOP debt service activity is summarized as follows (in thousands):

2003
Debt Requirements:
Principal	$33,772
Interest	2,837

Total	$36,609

Debt Service:
Dividends	$16,683
Company cash contributions	19,926

Total	$36,609

1997 Incentive Compensation Plan—In 1997, the 1992 Long-Term Incentive Plan was replaced with the 1997 Incentive Compensation Plan. At Dec. 25, 2005, remaining options outstanding under the 1992 plan totaled 60,000 shares, all of which were exercisable. The 1997 plan provides for the granting of awards to eligible employees in any one or combination of stock options, performance equity program awards and annual management incentive program bonuses. At Dec. 25, 2005, options outstanding under the 1997 plan totaled 36.7 million shares, of which 35.2 million shares were exercisable. At Dec. 25, 2005, a total of 32.2 million shares were available for award under the 1997 plan. The stock options assumed in the Times Mirror acquisition are fully vested and exercisable. At Dec. 25, 2005, the converted Times Mirror stock options outstanding and exercisable totaled 7.2 million shares.

        Under the stock option portion of the 1997 plan, the option price may not be less than the market value of the Company's common stock at the time the option is granted. Options are exercisable not less than six months or more than 10 years after the date the option is granted. General awards granted under the 1997 plan vest in annual 25% increments beginning one year from the date of the grant. Under certain circumstances, replacement options are granted when a participant pays the exercise price of a stock option and related tax withholding obligations with previously acquired shares of common stock. The number of replacement options granted is equal to the number of shares used to pay the exercise price and related tax withholding obligations. The exercise price of a replacement option is equal to the market price of the underlying stock on the date of grant, and the term is equal to the remaining term of the original option. Replacement options vest one year from the date of grant.

        A summary of stock option activity and weighted average prices related to general options follows (shares in thousands):

	General Options(1)
	2005		2004		2003
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of year	32,991	$37.92	34,117	$35.76	36,019	$33.25
Granted	3,780	$40.30	4,102	$51.95	6,675	$45.92
Exercised	(993)	$23.96	(4,667)	$33.33	(8,073)	$32.60
Canceled/forfeited	(1,289)	$43.57	(561)	$43.81	(504)	$41.36

Outstanding, end of year	34,489	$38.35	32,991	$37.92	34,117	$35.76

Exercisable, end of year(2)	32,993	$38.28	20,610	$33.13	18,247	$29.91

(1)
Includes options assumed in the Times Mirror acquisition.

(2)
In 2005, the Company accelerated the vesting of approximately nine million options granted in 2003, 2004 and 2005 (see Note 1).

        A summary of stock option activity and weighted average prices related to replacement options follows (shares in thousands):

	Replacement Options
	2005		2004		2003
	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of year	10,845	$47.79	10,420	$46.08	8,550	$44.46
Granted	13	$41.83	2,428	$51.16	3,190	$48.77
Exercised	(20)	$42.20	(1,274)	$41.48	(1,118)	$40.42
Canceled/forfeited	(1,318)	$47.93	(729)	$46.48	(202)	$51.61

Outstanding, end of year	9,520	$47.79	10,845	$47.79	10,420	$46.08

Exercisable, end of year	9,507	$47.80	8,587	$46.92	7,248	$44.90

        The following table summarizes information about general options outstanding and general options exercisable at Dec. 25, 2005 (shares in thousands):

	General Options(1)
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$12.32-$24.35	7,089	3.1	$22.27	7,089	$22.27
$24.36-$39.93	4,494	4.2	$35.99	4,446	$35.98
$39.94-$40.50	9,153	5.4	$40.36	7,744	$40.33
$40.51-$52.50	13,753	6.6	$46.15	13,714	$46.15

(1)
Includes options assumed in the Times Mirror acquisition.

        The following table summarizes information about replacement options outstanding and replacement options exercisable at Dec. 25, 2005 (shares in thousands):

	Replacement Options
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$33.13-$42.61	827	2.2	$41.42	814	$41.42
$42.62-$48.70	4,401	2.7	$45.68	4,401	$45.68
$48.71-$60.88	4,292	3.9	$51.19	4,292	$51.19

NOTE 16: COMPREHENSIVE INCOME

        Comprehensive income reflects all changes in the net assets of the Company during the period from transactions and other events and circumstances, except those resulting from stock issuances, stock repurchases and dividends. The Company's comprehensive income includes net income, the change in the minimum pension liabilities, unrealized gains and losses on marketable securities classified as available-for-sale, and foreign currency translation adjustments. The Company's comprehensive income was as follows (in thousands):

	2005	2004	2003
Net income	$534,689	$555,536	$891,379
Change in minimum pension liabilities, net of taxes of $13,168, $1,116 and $1,111, respectively	(20,597)	(1,700)	(1,753)

Unrealized gain (loss) on marketable securities:
Unrealized holding gain (loss) arising during the period, net of taxes of ($2,098), $612 and $6,791, respectively	(3,282)	796	10,712
Add adjustment for loss on investment write-downs included in net income, net of taxes of ($114)	—	—	181
Less adjustment for (gain) loss on investment sales included in net income, net of taxes of $116, ($64) and $2,115, respectively	(181)	100	(3,336)

Change in net unrealized (gain) loss on securities, net of taxes	(3,463)	896	7,557

Change in foreign currency translation adjustments, net of taxes of $45, $75 and $67, respectively	(70)	118	106

Other comprehensive income (loss)	(24,130)	(686)	5,910

Comprehensive income	$510,559	$554,850	$897,289

        Accumulated other comprehensive income (loss) is a separate component of shareholders' equity on the Company's balance sheet. A reconciliation of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

	2005	2004	2003
Minimum pension liabilities, net of tax:
Balance, beginning of year	$(7,304)	$(5,604)	$(3,851)
Current year change	(20,597)	(1,700)	(1,753)

Balance, end of year	(27,901)	(7,304)	(5,604)

Unrealized gain, net of tax, on marketable securities:
Balance, beginning of year	19,910	19,014	11,457
Current year change	(3,463)	896	7,557

Balance, end of year	16,447	19,910	19,014

Foreign currency translation adjustments, net of tax:
Balance, beginning of year	224	106	—
Current year change	(70)	118	106

Balance, end of year	154	224	106

Accumulated other comprehensive income (loss)	$(11,300)	$12,830	$13,516

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

Broadcasting and Entertainment—The Company's broadcasting operations consist of The WB Television Network affiliates in New York, Los Angeles, Chicago, Philadelphia, Boston, Dallas, Washington D.C., Atlanta, Houston, Seattle, Miami, Denver, St. Louis, Portland, Indianapolis, San Diego, Hartford, New Orleans, and Albany; FOX television affiliates in Seattle, Sacramento, Indianapolis, Hartford, Grand Rapids and Harrisburg; an ABC television affiliate in New Orleans; and one radio station in Chicago. On Jan. 24, 2006, the Company announced that it had reached a 10-year agreement to affiliate 16 of its WB Network affiliates stations with a new broadcast network, The CW Network, being launched in the fall of 2006. The WB Network will shut down at that time. Three of the Company's current WB Network affiliates (Philadelphia, Atlanta and Seattle) will become independent stations at that time. Entertainment operations include Tribune Entertainment which distributes its own programming together with programming licensed from third parties.

        No single customer provides more than 10% of the Company's revenue. In determining operating profit for each segment, none of the following items have been added or deducted: interest and dividend income, interest expense, equity income and loss, non-operating items or income taxes. Assets represent those tangible and intangible assets used in the operations of each segment. Corporate assets include cash and the Company's investment portfolio.

TRIBUNE COMPANY AND SUBSIDIARIES
BUSINESS SEGMENTS
(In thousands of dollars)

	2005	2004	2003
Operating Revenues
Publishing	$4,096,850	$4,129,850	$4,036,920
Broadcasting and entertainment	1,498,767	1,596,397	1,557,909

Total operating revenues	$5,595,617	$5,726,247	$5,594,829

Operating Profit (Loss)(1)
Publishing	$759,713	$726,207	$885,306
Broadcasting and entertainment	436,523	544,300	528,519
Corporate expenses	(49,413)	(52,218)	(53,351)

Total operating profit	$1,146,823	$1,218,289	$1,360,474

Depreciation
Publishing(2)	$183,695	$171,599	$169,194
Broadcasting and entertainment	39,300	40,992	42,997
Corporate	1,630	1,635	2,059

Total depreciation	$224,625	$214,226	$214,250

Amortization of Intangible Assets
Publishing	$7,231	$7,430	$7,089
Broadcasting and entertainment	11,964	11,433	7,047

Total amortization of intangible assets	$19,195	$18,863	$14,136

Capital Expenditures
Publishing	$163,317	$171,435	$134,551
Broadcasting and entertainment	36,851	35,266	47,481
Corporate	5,777	10,647	11,503

Total capital expenditures	$205,945	$217,348	$193,535

Assets
Publishing	$8,637,176	$8,218,516	$8,216,160
Broadcasting and entertainment	4,425,135	4,444,988	4,452,605
Corporate	1,483,931	1,491,928	1,611,387

Total assets	$14,546,242	$14,155,432	$14,280,152

(1)
Operating profit for each segment excludes interest and dividend income, interest expense, equity income and loss, non-operating items and income taxes.

(2)
Publishing depreciation for 2005 includes $16 million of accelerated depreciation expense related to the shut down of the Los Angeles Times' San Fernando Valley printing facility (see Note 2).

TRIBUNE COMPANY AND SUBSIDIARIES
2005 QUARTERLY RESULTS (Unaudited)
(In thousands of dollars, except per share data)

	Quarters
					2005 Total
	First	Second	Third	Fourth
Operating Revenues
Publishing	$1,005,512	$1,038,624	$980,354	$1,072,360	$4,096,850
Broadcasting and entertainment	310,232	423,444	422,456	342,635	1,498,767

Total operating revenues	$1,315,744	$1,462,068	$1,402,810	$1,414,995	$5,595,617

Operating Profit
Publishing	$198,539	$217,651	$169,730	$173,793	$759,713
Broadcasting and entertainment	66,966	134,121	130,689	104,747	436,523
Corporate expenses	(13,448)	(13,472)	(13,108)	(9,385)	(49,413)

Total operating profit	252,057	338,300	287,311	269,155	1,146,823
Net income on equity investments	471	11,897	8,051	20,790	41,209
Interest and dividend income	1,082	1,165	2,888	2,404	7,539
Interest expense	(35,091)	(35,367)	(38,617)	(46,116)	(155,191)
Gain (loss) on change in fair values of derivatives and related investments(1)	(2,253)	61,803	27,120	(24,486)	62,184
Gain on sales of subsidiaries and investments, net(2)	1,109	1,299	487	3,885	6,780
Other non-operating gain (loss), net	(2,700)	3,794	(432)	235	897

Income Before Income Taxes	214,675	382,891	286,808	225,867	1,110,241
Income taxes	(71,830)	(149,499)	(262,797)	(91,426)	(575,552)

Net Income	142,845	233,392	24,011	134,441	534,689
Preferred dividends	(2,090)	(2,090)	(2,090)	(2,094)	(8,364)

Net Income Attributable to Common Shares	$140,755	$231,302	$21,921	$132,347	$526,325

Earnings Per Share(5)
Basic	$.44	$.73	$.07	$.43	$1.68

Diluted	$.44	$.73	$.07	$.43	$1.67

Common Dividends Per Share	$.18	$.18	$.18	$.18	$.72
Common Stock Price (High-Low)	$42.37-38.59	$40.14-35.02	$39.56-34.53	$36.15-30.05

Notes to Quarterly Results:

(1)
In the aggregate, changes in the fair values of the Company's derivatives, net of changes in the fair values of the related investments, increased full year 2005 pretax income by $62 million and diluted EPS by $.12 and decreased full year 2004 pretax income by $18 million and diluted EPS by $.03. For 2005 by quarter, the effect on diluted EPS was as follows: no impact in the first quarter, increase of $.12 in second quarter, increase of $.05 in the third quarter and decrease of $.05 in the fourth quarter. For 2004 by quarter, the effect on diluted EPS was as follows: decrease of $.09 in the first quarter, increase of $.04 in second quarter, decrease of $.04 in the third quarter and increase of $.06 in the fourth quarter.

(2)
During 2005 and 2004, the Company sold certain subsidiaries and investments. For 2005, the gain on sales of subsidiaries and investments resulted in the pretax gain of $7 million in the aggregate, increasing diluted EPS by $.01. For 2004, the gain on sales of subsidiaries and investments related primarily to the sale of the Company's 50% interest in La Opinión. The sale of La Opinión resulted in a pretax gain of $18 million, increasing diluted EPS by $.03 in the first quarter of 2004.

(3)
During 2004, the Company recorded investment write-downs, which in the aggregate, decreased full year pretax income by $6 million and diluted EPS by $.01. For 2004 by quarter, the effect on diluted EPS was a decrease of $.01 in both the second and third quarters.

TRIBUNE COMPANY AND SUBSIDIARIES
2004 QUARTERLY RESULTS (Unaudited)
(In thousands of dollars, except per share data)

	Quarters
					2004 Total
	First	Second	Third	Fourth
Operating Revenues
Publishing	$1,003,583	$1,045,864	$981,457	$1,098,946	$4,129,850
Broadcasting and entertainment	328,734	450,067	432,394	385,202	1,596,397

Total operating revenues	$1,332,317	$1,495,931	$1,413,851	$1,484,148	$5,726,247

Operating Profit
Publishing	$189,548	$171,051	$131,780	$233,828	$726,207
Broadcasting and entertainment	96,619	160,411	138,355	148,915	544,300
Corporate expenses	(12,892)	(12,705)	(12,481)	(14,140)	(52,218)

Total operating profit	273,275	318,757	257,654	368,603	1,218,289
Net income (loss) on equity investments	(4,373)	4,385	(1,586)	19,505	17,931
Interest and dividend income	1,276	1,023	271	483	3,053
Interest expense	(46,677)	(36,247)	(35,131)	(35,063)	(153,118)
Gain (loss) on change in fair value of derivatives and related investments(1)	(45,501)	20,229	(20,839)	27,614	(18,497)
Loss on early debt retirement(4)	—	(140,506)	—	—	(140,506)
Gain (loss) on sales of subsidiaries and investments, net(2)	21,518	(2,644)	(238)	1,711	20,347
Loss on investment write-downs(3)	(2,981)	(2,259)	(359)	—	(5,599)
Other non-operating gain (loss), net	385	(2,221)	969	78	(789)

Income Before Income Taxes and Cumulative Effect of Change in Accounting Principle	196,922	160,517	200,741	382,931	941,111
Income taxes	(76,241)	(64,131)	(79,085)	(148,330)	(367,787)

Income Before Cumulative Effect of Change in Accounting Principle	120,681	96,386	121,656	234,601	573,324
Cumulative effect of change in accounting principle, net of tax	—	—	—	(17,788)	(17,788)

Net Income	120,681	96,386	121,656	216,813	555,536
Preferred dividends	(2,077)	(2,077)	(2,077)	(2,077)	(8,308)

Net Income Attributable to Common Shares	$118,604	$94,309	$119,579	$214,736	$547,228

Earnings (Loss) Per Share(5)
Basic:
Before cumulative effect of change in accounting principle, net	$.36	$.29	$.38	$.73	$1.75
Cumulative effect of change in accounting principle, net	—	—	—	(.05)	(.05)

Total	$.36	$.29	$.38	$.68	$1.70

Diluted:
Before cumulative effect of change in accounting principle, net	$.35	$.29	$.37	$.72	$1.72
Cumulative effect of change in accounting principle, net	—	—	—	(.05)	(.05)

Total	$.35	$.29	$.37	$.67	$1.67

Common Dividends Per Share	$.12	$.12	$.12	$.12	$.48
Common Stock Price (High-Low)	$53.00-48.89	$51.90-44.94	$45.85-39.20	$44.32-40.50

Notes to Quarterly Results:

(4)
Loss on early debt retirement relates to the retirement of $620 million of debt in the second quarter of 2004 at a cash premium of $137 million, reducing full year 2004 pretax income by $141 million and diluted EPS by $.26.

(5)
The total of the 2005 and 2004 quarters may not equal the respective full year amounts for earnings per share due to differences in the weighted average number of shares outstanding used in the computations for the respective periods. Per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding for each period. Diluted earnings per share is adjusted for the the dilutive effect of the Company's common stock equivalents. The calculation may change each quarter depending on whether the common stock equivalents are antidilutive for that period.

TRIBUNE COMPANY AND SUBSIDIARIES
ELEVEN YEAR FINANCIAL SUMMARY
(In thousands of dollars, except per share data)

	2005	2004
Operating Revenues
Publishing	$4,096,850	$4,129,850
Broadcasting and entertainment	1,498,767	1,596,397

Total operating revenues	$5,595,617	$5,726,247

Operating Profit
Publishing	$759,713	$726,207
Broadcasting and entertainment	436,523	544,300
Corporate expenses	(49,413)	(52,218)
Restructuring charges(2)	—	—

Total operating profit	1,146,823	1,218,289

Net income (loss) on equity investments	41,209	17,931
Interest and dividend income	7,539	3,053
Interest expense	(155,191)	(153,118)
Non-operating items and minority interest expense	69,861	(145,044)

Income from Continuing Operations Before Income Taxes and Cumulative Effect of Changes in Accounting Principle	1,110,241	941,111
Income taxes	(575,552)	(367,787)

Income from Continuing Operations Before Cumulative Effect of Changes in Accounting Principle	534,689	573,324
Discontinued Operations of Education Segment, net of tax	—	—
Discontinued Operations of QUNO, net of tax	—	—
Cumulative effect of changes in accounting principles, net of tax(3)	—	(17,788)

Net Income(4)	$534,689	$555,536

Share Information
Basic earnings per share
Continuing operations before cumulative effect of changes in accounting principle	$1.68	$1.75
Discontinued operations	—	—
Cumulative effect of changes in accounting principle	—	(.05)

Net income	$1.68	$1.70

Diluted earnings per share
Continuing operations before cumulative effect of changes in accounting principle	$1.67	$1.72
Discontinued operations	—	—
Cumulative effect of changes in accounting principle	—	(.05)

Net income	$1.67	$1.67

Common dividends per share	$0.72	$0.48
Weighted average common shares outstanding (000's)	312,880	322,420
Financial Ratios
Operating profit margin	20.5%	21.3%
Debt to capital including PHONES(5)	26%	22%
Debt to capital excluding PHONES(5)	23%	18%
Financial Position and Other Data
Total assets	$14,546,242	$14,155,432
Long-term debt including PHONES	2,959,262	2,317,933
Long-term debt excluding PHONES	2,449,561	1,733,053
Shareholders' equity	6,725,551	6,836,844
Capital expenditures	205,945	217,348

(1)
The Company adopted the provisions of FAS No. 142, "Goodwill and Other Intangible Assets", at the beginning of fiscal year 2002. Under FAS No. 142, goodwill and certain other intangible assets are no longer amortized to earnings.

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

(4)
Includes after-tax non-operating items as follows: gain on changes in fair values of derivatives and related investments of $38 million, a gain on sales of subsidiaries and investments of $4 million, an other non-operating gain of $1 million and an unfavorable income tax adjustment of $139 million ($150 million as a result of the Matthew Bender Tax Court ruling, partially offset by $12 million of favorable income tax settlement adjustments), totaling a loss of $96 million, or $.30 per diluted share, in 2005; loss on changes in fair values of derivatives and related investments of $11 million, loss on early debt retirement of $87 million, gain on sales of subsidiaries and investments of $12 million, and a loss on investment write-downs and other of $4 million, totaling a loss of $90 million, or $.28 per diluted share, in 2004; gain on changes in fair values of derivatives and related investments of $52 million, gain

2003	2002(1)	2001	2000	1999	1998	1997	1996	1995

$4,036,920	$3,940,478	$3,903,431	$3,485,277	$1,621,347	$1,536,684	$1,472,823	$1,371,770	$1,350,204
1,557,909	1,443,950	1,349,935	1,465,553	1,302,058	1,153,006	1,057,529	876,750	828,806

$5,594,829	$5,384,428	$5,253,366	$4,950,830	$2,923,405	$2,689,690	$2,530,352	$2,248,520	$2,179,010

$885,306	$851,417	$510,604	$648,326	$394,312	$377,137	$354,585	$291,257	$272,093
528,519	470,138	333,265	449,057	378,036	317,355	285,896	203,531	171,618
(53,351)	(45,770)	(41,640)	(64,372)	(39,506)	(35,435)	(34,426)	(30,935)	(29,899)
—	(27,253)	(151,892)	—	—	—	—	—	—

1,360,474	1,248,532	650,337	1,033,011	732,842	659,057	606,055	463,853	413,812

5,590	(40,875)	(60,813)	(79,374)	(40,083)	(33,980)	(34,696)	(13,281)	(13,209)
6,048	8,818	8,853	33,124	47,436	6,112	26,343	32,116	14,465
(198,123)	(213,309)	(254,521)	(240,708)	(113,031)	(88,451)	(86,502)	(47,779)	(21,814)
241,247	(63,211)	(74,905)	(165,301)	1,756,779	119,119	111,824	—	7,772

1,415,236	939,955	268,951	580,752	2,383,943	661,857	623,024	434,909	401,026
(523,857)	(331,376)	(157,815)	(270,351)	(933,981)	(272,660)	(250,265)	(175,071)	(162,347)

891,379	608,579	111,136	310,401	1,449,962	389,197	372,759	259,838	238,679
—	—	—	(86,015)	21,807	25,075	20,866	22,912	6,779
—	—	—	—	—	—	—	89,317	32,707
—	(165,587)	—	—	(3,060)	—	—	—	—

$891,379	$442,992	$111,136	$224,386	$1,468,709	$414,272	$393,625	$372,067	$278,165

$2.78	$1.93	$0.28	$1.06	$6.03	$1.53	$1.44	$0.98	$0.85
—	—	—	(.32)	.09	.10	.09	.46	.15
—	(.55)	—	—	(.01)	—	—	—	—

$2.78	$1.38	$0.28	$0.74	$6.11	$1.63	$1.53	$1.44	$1.00

$2.61	$1.80	$0.28	$0.99	$5.49	$1.41	$1.33	$0.91	$0.78
—	—	—	(.29)	.08	.09	.07	.41	.14
—	(.50)	—	—	(.01)	—	—	—	—

$2.61	$1.30	$0.28	$0.70	$5.56	$1.50	$1.40	$1.32	$0.92

$0.44	$0.44	$0.44	$0.40	$0.36	$0.34	$0.32	$0.30	$0.28
311,295	301,932	298,295	271,951	237,367	242,428	245,758	245,684	259,160

24.3%	23.2%	12.4%	20.9%	25.1%	24.5%	24.0%	20.6%	19.0%
22%	29%	35%	34%	37%	35%	41%	37%	33%
18%	26%	31%	30%	23%	35%	41%	37%	33%

$14,280,152	$13,974,048	$14,380,587	$14,668,712	$8,740,047	$5,824,037	$4,665,821	$3,629,151	$3,270,386
2,381,617	3,260,795	3,699,165	4,020,936	2,694,073	1,615,955	1,520,646	979,754	757,433
1,846,337	2,737,355	3,015,165	3,320,936	1,365,593	1,615,955	1,520,646	979,754	757,433
7,028,124	6,119,235	5,642,341	5,877,347	3,458,617	2,356,617	1,826,004	1,539,506	1,379,909
193,535	186,737	266,355	302,471	125,578	128,800	98,319	87,171	112,980

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

TRIBUNE COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded Upon Acquisitions	Deductions	Balance at End of Period
Valuation accounts deducted from assets to which they apply:
Year ended Dec. 25, 2005
Accounts receivable allowances:
Bad debts	$35,837	$53,383	$—	$59,243	$29,977
Rebates, volume discounts and other	13,670	27,131	—	28,220	12,581

Total	$49,507	$80,514	$—	$87,463	$42,558

Year ended Dec. 26, 2004
Accounts receivable allowances:
Bad debts	$34,024	$60,072	$—	$58,259	$35,837
Rebates, volume discounts and other	15,444	33,338	—	35,112	13,670

Total	$49,468	$93,410	$—	$93,371	$49,507

Year ended Dec. 28, 2003
Accounts receivable allowances:
Bad debts	$51,173	$51,241	$87	$68,477	$34,024
Rebates, volume discounts and other	16,195	37,646	—	38,397	15,444

Total	$67,368	$88,887	$87	$106,874	$49,468

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

Management's Report on Internal Control Over Financial Reporting

        The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company's management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO"). Based on that evaluation, the Company's management concluded that internal control over financial reporting was effective as of Dec. 25, 2005. Management's assessment of the effectiveness of internal control over financial reporting as of Dec. 25, 2005 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report included in Item 8.

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

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT.

        The information contained under the heading "Executive Officers of the Company" in Item 1 hereof, and the information contained under the headings "Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance," "Corporate Governance—Overview," "Corporate Governance—Communicating with the Board of Directors" and "Board of Directors" in the definitive Proxy Statement for the Company's May 2, 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11. EXECUTIVE COMPENSATION.

        The information contained under the headings "Board of Directors—Director Compensation" and "Executive Compensation" in the definitive Proxy Statement for the Company's May 2, 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

        The information contained under the headings "Stock Ownership—Management Ownership" and "Stock Ownership—Principal Shareholders" in the definitive Proxy Statement for the Company's May 2, 2006 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information Table

        The following table provides information as of Dec. 25, 2005 regarding the number of shares of Tribune common stock that may be issued under Tribune's equity compensation plans.

	(a)		(b)		(c)
Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	37,294,743	(2)	$43.91	(3)	35,418,365	(4)
Equity compensation plans not approved by security holders	—		—		—

Total	37,294,743	(2)	$43.91	(3)	35,418,365	(4)

(1)
The table does not include information regarding the following equity compensation plans:
401(k) Plans: As of Dec. 25, 2005, there were an aggregate of 20,199,211 shares of Tribune common stock outstanding and held in the Tribune Company 401(k) Savings and Profit Sharing Plan, the Times Mirror Savings Plus Plan and the other 401(k) plans available to Tribune employees.
Times Mirror Plans: As of Dec. 25, 2005, there were an aggregate of 7,205,412 shares of Tribune common stock issuable upon exercise of stock options granted under equity compensation plans assumed in connection with the merger of The Times Mirror Company into Tribune on June 12, 2000. The weighted-average exercise price of these shares is $22.42. No grants have been made under these plans since the time of the merger and none will be issued in the future.

(2)
Consists of 36,828,222 outstanding stock options issued under Tribune equity compensation plans, 361,062 outstanding stock equivalents under the Tribune bonus deferral plan (the "Bonus Deferral Plan") and 105,459 shares held in deferral accounts under the Tribune Company 1996 Nonemployee Director Stock Compensation Plan (the "Director Plan"). The Bonus Deferral Plan permits the deferral of cash or stock awards made under the Tribune Company 1997 Incentive Compensation Plan (the "Incentive Plan") into either an interest bearing or stock equivalent account. Deferrals in the stock equivalent account are valued as if each deferral were invested in Tribune common stock as of the deferral date, and are paid out only in shares of Tribune common stock, on a one-for-one basis. Shares issued under this plan are attributed to the Incentive Plan and reduce the number of shares available for issuance under that plan. The Director Plan permits directors to defer stock awards into deferral accounts. The deferred awards and shares acquired upon reinvestment of dividends are distributed to the director after termination of his or her Board service. The stock equivalents in deferral accounts under both the Bonus Deferral Plan and the Director Plan do not have voting rights, but are credited with dividend equivalents.

(3)
Measured only with respect to the 36,828,222 stock options included in this table. Stock equivalents in deferral accounts do not have exercise prices.

(4)
Consists of 32,334,158 shares of Tribune common stock available for issuance under Tribune Company equity compensation plans and 3,084,207 shares available for issuance under the Tribune Company Employee Stock Purchase Plan (the "ESPP"). Under the ESPP, Tribune employees may purchase Tribune common stock through payroll deductions. On the third Wednesday of each month, shares of common stock are purchased for the accounts of participants at a per share price equal to 85% of the fair market value of Tribune common stock on that date. Participants may withdraw from the plan at any time prior to the purchase date.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

        The information contained under the headings "Board of Directors—Certain Relationships and Related Transactions" and "Stock Ownership—Related Transactions" in the definitive Proxy Statement for the Company's May 2, 2006 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES.

        The information contained under the headings "Board of Directors—Board, Board Committees and Meetings—Audit Committee," "Audit Committee—Policy on Audit Committee Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services of Independent Accountants" and "Audit Committee—Fees Paid to Independent Accountants" in the definitive Proxy Statement for the Company's May 2, 2006 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)&(2)	Financial Statements and Financial Statement Schedule filed as part of this report
See Index to Financial Statements and Financial Statement Schedule on page 57 hereof.
(a)(3)	Index to Exhibits filed as part of this report
See Exhibit Index on pages 117 to 120 hereof.
(b)	Exhibits
See Exhibit Index on pages 117 to 120 hereof.
(c)	Financial Statement Schedule
See Index to Financial Statements and Financial Statement Schedule on page 57 hereof.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized, on Feb. 28, 2006.

TRIBUNE COMPANY (Registrant)
/s/ DENNIS J. FITZSIMONS Dennis J. FitzSimons Chairman, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on Feb. 28, 2006.

Signature	Title

/s/ DENNIS J. FITZSIMONS Dennis J. FitzSimons	Chairman, President, Chief Executive Officer and Director
/s/ DONALD C. GRENESKO Donald C. Grenesko	Senior Vice President/Finance and Administration (principal financial officer)
/s/ R. MARK MALLORY R. Mark Mallory	Vice President and Controller (principal accounting officer)
/s/ JEFFREY CHANDLER Jeffrey Chandler	Director
/s/ BETSY D. HOLDEN Betsy D. Holden	Director
/s/ WILLIAM A. OSBORN William A. Osborn	Director
/s/ ROGER GOODAN Roger Goodan	Director
/s/ DUDLEY S. TAFT Dudley S. Taft	Director
/s/ KATHRYN C. TURNER Kathryn C. Turner	Director

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

Number	Description
3.1 *	Amended and Restated Certificate of Incorporation of Tribune Company, dated June 12, 2000 (Exhibit 3.1 to Annual Report on Form 10-K for 2001)
3.1a *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock, dated June 12, 2000 (Exhibit 3.1a to Current Report on Form 8-K dated June 12, 2000)
3.1b *	Amended Certificate of Designation of Series C Preferred Stock, dated February 13, 2001 (Exhibit 3.1c to Annual Report on Form 10-K for 2000)
3.1c *	Amended Certificate of Designation of Series D-1 Preferred Stock, dated February 13, 2001 (Exhibit 3.1d to Annual Report on Form 10-K for 2000)
3.1d *	Amended Certificate of Designation of Series D-2 Preferred Stock, dated February 13, 2001 (Exhibit 3.1e to Annual Report on Form 10-K for 2000)
3.2 *	By-Laws of Tribune Company, as amended and in effect on October 19, 2005 (Exhibit 99 to Current Report on Form 8-K dated October 21, 2005)
4.1 *	Rights Agreement between Tribune Company and First Chicago Trust Company of New York, as Rights Agent, dated as of December 12, 1997 (Exhibit 1 to Current Report on Form 8-K dated December 12, 1997)
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
Second Supplemental Indenture, dated as of June 12, 2000, among Tribune Company, The Times Mirror Company and Citibank, N.A., as Trustee (Exhibit 4.12 to Current Report on Form 8-K dated June 12, 2000)
4.7 *
Agreement of Resignation, Appointment and Assumption, dated as of September 4, 2002, among Tribune Company, The Bank of New York and Citibank, N.A., appointing Citibank, N.A. as Trustee under the Indentures dated March 1, 1992, January 30, 1995, January 1, 1997 and April 1, 1999 (Exhibit 4.7 to Annual Report on Form 10-K for 2004)
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
4.13 *	Form of Note relating to Tribune Company's 4.875% Notes due 2010 (Exhibit 4.1a to Current Report on Form 8-K dated August 15, 2005)
4.14 *	Form of Note relating to Tribune Company's 5.25% Notes due 2015 (Exhibit 4.1b to Current Report on Form 8-K dated August 15, 2005)
10.1 o*	Tribune Company Supplemental Retirement Plan, as amended and restated January 1, 1989 (Exhibit 10.6 to Annual Report on Form 10-K for 1988)
10.1a o*	First Amendment to Tribune Company Supplemental Retirement Plan, effective January 1, 1994 (Exhibit 10.4b to Annual Report on Form 10-K for 1993)
10.1b o*	Second Amendment to Tribune Company Supplemental Retirement Plan, effective October 24, 2000 (Exhibit 10.2b to Annual Report on Form 10-K for 2000)
10.2 o*	Tribune Company Directors' Deferred Compensation Plan, as amended and restated effective as of January 1, 2005 (Exhibit 10.2 to Current Report on Form 8-K dated December 22, 2005)
10.3 o*	The Times Mirror Company Deferred Compensation Plan for Non-Employee Directors (Exhibit 10.7 to The Times Mirror Company's Annual Report on Form 10-K for 1994)

10.4 o*	Tribune Company Bonus Deferral Plan, as amended and restated as of January 1, 2005 (Exhibit 10.3 to Current Report on Form 8-K dated December 22, 2005)
10.5 o*	Tribune Company 1992 Long-Term Incentive Plan, effective as of April 29, 1992, as amended April 19, 1994 (Exhibit 10.11 to Annual Report on Form 10-K for 1994)
10.5a o*	First Amendment to Tribune Company 1992 Long-Term Incentive Plan, effective October 24, 2000 (Exhibit 10.6a to Annual Report on Form 10-K for 2000)
10.6 o*	Tribune Company Executive Financial Counseling Plan, effective October 19, 1988, as amended January 1, 1994 (Exhibit 10.13 to Annual Report on Form 10-K for 1993)
10.7 o*	Tribune Company Transitional Compensation Plan for Executive Employees, amended and restated effective as of January 1, 2005 (Exhibit 10.1 to Current Report on Form 8-K dated December 22, 2005)
10.8 o*	Tribune Company Supplemental Defined Contribution Plan, as amended and effective as of January 1, 2004 (Exhibit 10.8 to Annual Report on Form 10-K for 2004)
10.9 o*	Tribune Company Employee Stock Purchase Plan, as amended and restated July 27, 1999 (Exhibit 10.10 to Annual Report on Form 10-K for 1999)
10.9a o*	First Amendment to Tribune Company Employee Stock Purchase Plan, as amended and restated July 27, 1999 (Exhibit 10.10a to Quarterly Report on Form 10-Q for the quarter ended September 24, 2000)
10.9b o*	Second Amendment to Tribune Company Employee Stock Purchase Plan, effective as of May 7, 2002 (Exhibit 10.8 to Annual Report on Form 10-K for 2002)
10.10 o*	Tribune Company 1995 Nonemployee Director Stock Option Plan, as amended and restated effective December 9, 2003 (Exhibit 10.9 to Annual Report on Form 10-K for 2003)
10.11 o*	Tribune Company 1996 Nonemployee Director Stock Compensation Plan, as amended and restated effective January 1, 2005 (Exhibit 10.4 to Current Report on Form 8-K dated December 22, 2005)
10.12 o*	Tribune Company Incentive Compensation Plan, as amended and restated effective May 12, 2004 (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 27, 2004)
10.12a o*	Form of Notice of Grant and Stock Option Term Sheet (Exhibit 10.1 to Current Report on Form 8-K dated February 11, 2005)
10.12b o*	Form of Restricted Stock Unit Award Notice (Exhibit 10.1 to Current Report on Form 8-K dated February 21, 2006)
10.13 o*	The Times Mirror Company 1997 Directors Stock Option Plan (Exhibit 10.15 to The Times Mirror Company's Annual Report on Form 10-K for 1996)
10.14 *	Limited Liability Company Agreement of TMCT, LLC, dated August 8, 1997 (Exhibit 10.1 to The Times Mirror Company's Current Report on Form 8-K dated August 8, 1997)
10.15 *	Lease Agreement between TMCT, LLC and Times Mirror, dated August 8, 1997 (Exhibit 10.4 to The Times Mirror Company's Current Report on Form 8-K dated August 8, 1997)

10.16 *	Amended and Restated Limited Liability Company Agreement of TMCT II, LLC, dated September 3, 1999 (Exhibit 10.1 to The Times Mirror Company's Current Report on Form 8-K dated September 3, 1999)
10.16a *	First Amendment to Amended and Restated Limited Liability Agreement of TMCT II, LLC, dated as of August 14, 2000 (Exhibit 10.17a to Annual Report on Form 10-K for 2000)
10.16b *	Second Amendment to Amended and Restated Limited Liability Agreement of TMCT II, LLC, dated as of August 1, 2002 (Exhibit 10.14b to Annual Report on Form 10-K for 2002)
10.17 o	Mutual Separation Agreement by and between Patrick Mullen and Tribune Broadcasting Company dated October 21, 2005
14 *	Code of Ethics for CEO and Senior Financial Officers (Exhibit 14 to Annual Report on Form 10-K for 2003)
21	Table of Subsidiaries of Tribune Company
23	Consent of Independent Registered Public Accounting Firm
31.1	Rule 13a-14 Certification of Chief Executive Officer
31.2	Rule 13a-14 Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer
99
Form 11-K financial statements for the KPLR, Inc. 401(k) Plan, the Times Mirror Savings Plus Plan, the Tribune Broadcasting Retirement Plan, the Tribune Company Defined Contribution Retirement Plan and the Tribune Company 401(k) Savings and Profit Sharing Plan (to be filed by amendment)

QuickLinks

INDEX TO TRIBUNE COMPANY 2005 FORM 10-K
PART I
  ITEM 1. BUSINESS.
  ITEM 1A. RISK FACTORS.
  ITEM 1B. UNRESOLVED STAFF COMMENTS.
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