Form 10-Q
period 2006-03-26
TRIBUNE CO
filed 2006-04-28
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 26, 2006

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

Yes / X /  No /    /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer / X /	Accelerated filer / /	Non-accelerated filer / /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes / /	No / X /

At April 21, 2006, there were 302,629,447 shares outstanding of the Company’s Common Stock ($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the Company.

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars, except per share data)

(Unaudited)

	First Quarter Ended
	March 26, 2006	March 27, 2005
Operating Revenues	$ 1,299,083	$ 1,315,744

Operating Expenses
Cost of sales (exclusive of items shown below)	646,498	659,160
Selling, general and administrative	373,955	346,634
Depreciation	50,993	53,097
Amortization of intangible assets	4,780	4,796

Total operating expenses	1,076,226	1,063,687

Operating Profit	222,857	252,057

Net income on equity investments	6,548	471
Interest and dividend income	2,180	1,082
Interest expense	(48,772)	(35,091)
Loss on change in fair values of derivatives
and related investments	(10,317)	(2,252)
Gain on sales of investments	3,466	1,108
Loss on investment write-downs and other, net	(6,846)	(2,699)

Income Before Income Taxes	169,116	214,676
Income taxes	(66,352)	(71,829)

Net Income	102,764	142,847
Preferred dividends	(2,103)	(2,090)

Net Income Attributable to Common Shares	$ 100,661	$ 140,757

Earnings Per Share (Note 2):

Basic	$ .33	$ .44

Diluted	$ .33	$ .44

Dividends per common share	$ .18	$ .18

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(Unaudited)

	March 26, 2006	Dec. 25, 2005
Assets

Current Assets
Cash and cash equivalents	$ 138,013	$ 151,110
Accounts receivable, net	721,349	798,441
Inventories	43,399	44,103
Broadcast rights, net	300,282	308,011
Deferred income taxes	106,410	114,274
Assets held for sale	24,155	24,436
Prepaid expenses and other	67,345	52,458

Total current assets	1,400,953	1,492,833

Properties
Property, plant and equipment	3,576,456	3,585,841
Accumulated depreciation	(1,876,633)	(1,853,914)

Net properties	1,699,823	1,731,927

Other Assets
Broadcast rights, net	333,530	361,376
Goodwill	5,947,142	5,947,142
Other intangible assets, net	3,082,943	3,087,723
Time Warner stock related to PHONES debt	272,000	282,880
Other investments	639,972	632,663
Prepaid pension costs	865,696	871,382
Other	136,759	138,316

Total other assets	11,278,042	11,321,482

Total assets	$ 14,378,818	$ 14,546,242

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

(Unaudited)

	March 26, 2006	Dec. 25, 2005
Liabilities and Shareholders' Equity

Current Liabilities
Debt due within one year	$ 299,488	$ 302,460
Contracts payable for broadcast rights	305,296	329,930
Deferred income	198,164	101,065
Accounts payable, accrued expenses and other current liabilities	539,960	713,203

Total current liabilities	1,342,908	1,446,658

Long-Term Debt
PHONES debt related to Time Warner stock	511,280	509,701
Other long-term debt (less portions due within one year)	2,450,866	2,449,561

Total long-term debt	2,962,146	2,959,262

Other Non-Current Liabilities
Deferred income taxes	2,369,961	2,352,633
Contracts payable for broadcast rights	514,161	528,878
Compensation and other obligations	527,359	533,260

Total other non-current liabilities	3,411,481	3,414,771

Shareholders' Equity
Series C convertible preferred stock, net of treasury stock	44,260	44,260
Series D-1 convertible preferred stock, net of treasury stock	38,097	38,097
Series D-2 convertible preferred stock, net of treasury stock	24,510	24,510
Common stock and additional paid-in capital	6,790,673	6,820,803
Retained earnings	2,791,521	2,824,762
Treasury common stock (at cost)	(3,016,500)	(3,015,581)
Accumulated other comprehensive income	(10,278)	(11,300)

Total shareholders' equity	6,662,283	6,725,551

Total liabilities and shareholders' equity	$ 14,378,818	$ 14,546,242

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

(Unaudited)

	First Quarter Ended
	March 26, 2006	March 27, 2005
Operations
Net income	$ 102,764	$ 142,847
Adjustments to reconcile net income to net cash provided
by operations:
Stock-based compensation	17,675	–
Loss on change in fair values of derivatives and related investments	10,317	2,252
Gain on sales of investments	(3,466)	(1,108)
Loss on investment write-downs and other, net	6,846	2,699
Depreciation	50,993	53,097
Amortization of intangible assets	4,780	4,796
Net income on equity investments	(6,548)	(471)
Deferred income taxes	24,547	30,777
Decrease in accounts receivable	77,092	125,204
Decrease in accounts payable	(22,591)	(23,548)
Decrease in income taxes payable	(42,793)	(539)
Tax benefit on stock options exercised	–	1,296
Other, net	(895)	(7,746)

Net cash provided by operations	218,721	329,556

Investments
Capital expenditures	(21,852)	(37,027)
Investments	(7,500)	(25,930)

Net cash used for investments	(29,352)	(62,957)

Financing
Issuances (repayments) of commercial paper, net	50,188	(215,592)
Repayments of long-term debt	(49,478)	(5,313)
Additional tax benefits from stock-based compensation	898	–
Sales of common stock to employees, net	8,564	15,993
Purchases of Tribune common stock	(138,644)	(4,177)
Dividends	(56,522)	(59,208)
Other	(17,472)	–

Net cash used for financing	(202,466)	(268,297)

Net decrease in cash and cash equivalents	(13,097)	(1,698)

Cash and cash equivalents, beginning of year	151,110	124,411

Cash and cash equivalents, end of quarter	$ 138,013	$ 122,713

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1:   BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries

(the “Company” or “Tribune”) as of March 26, 2006 and the results of their operations and cash flows for the quarters ended March 26, 2006 and March 27, 2005. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2006 presentation. These reclassifications had no impact on reported 2005 total revenues, operating profit or net income.

As of March 26, 2006, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended Dec. 25, 2005, have not changed from Dec. 25, 2005, except for the adoption of Financial Accounting Standards (“FAS”) No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”). See Note 5 for additional information regarding the Company’s adoption of FAS No. 123R.

NOTE 2:   EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) were as follows (in thousands, except per share data):

	First Quarter Ended
	March 26, 2006	March 27, 2005
Basic EPS:
Net income	$ 102,764	$ 142,847
Preferred dividends	(2,103)	(2,090)

Net income attributable to common shares	$ 100,661	$ 140,757
Weighted average common shares outstanding	304,219	317,307

Basic EPS	$ .33	$ .44

Diluted EPS:
Net income	$ 102,764	$ 142,847
Preferred dividends	(2,103)	(2,090)

Net income attributable to common shares	$ 100,661	$ 140,757

Weighted average common shares outstanding	304,219	317,307
Adjustment for stock-based awards, net	1,740	3,059

Adjusted weighted average common shares outstanding	305,959	320,366

Diluted EPS	$ .33	$ .44

Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. In the first quarter diluted EPS calculations for both 2006 and 2005, weighted average common shares outstanding are adjusted for the dilutive effect of stock-based awards. The Company’s stock-based awards and convertible securities are included in the calculation of diluted EPS only when their effects are dilutive. In the 2006 and 2005 first quarter calculations of diluted EPS, 3.5 million and 2.6 million shares, respectively, of the Company’s Series C, D-1 and D-2 convertible preferred stock, and 37.3 million and 21.2 million shares, respectively, of the Company’s outstanding stock-based awards were not reflected because their effects were antidilutive.

NOTE 3:   INCOME TAXES

Matthew Bender and Mosby Tax Liability—During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate transactions, which were structured to qualify as tax-free reorganizations under the Internal Revenue Code. The Company believes these transactions were completed on a tax-free basis. However, the Internal Revenue Service ("IRS") audited the transactions and disagreed with the position taken by Times Mirror. In the fourth quarter of 2001, the Company received an IRS adjustment to increase Times Mirror's 1998 taxable income by approximately $1.6 billion. The Company filed a petition in the United States Tax Court in November 2002 to contest the IRS position, and in December 2004, the Company presented its position in the Tax Court.

On Sept. 27, 2005, the Tax Court issued an opinion contrary to the Company's position and determined that the Matthew Bender transaction was a taxable sale. In January 2006, the Tax Court extended its opinion in the Matthew Bender case to the Mosby transaction given the similarity of the two transactions. Taxes and related interest for both the Matthew Bender and Mosby transactions total approximately $1 billion. Over time, deductions for state taxes and interest are expected to reduce the net cash outlay to approximately $840 million.

The Company will appeal the Tax Court ruling to the United States Court of Appeals for the Seventh Circuit. The Company does not expect a ruling before the first half of 2007. The Company cannot predict with certainty the outcome of this appeal.

Times Mirror established a tax reserve of $180 million in 1998 when it entered into the transactions. The reserve represented Times Mirror's best estimate of the amount the expected IRS and state income tax claims could be settled for based upon an analysis of the facts and circumstances surrounding the issue. In accordance with Emerging Issues Task Force ("EITF") Issue No. 93-7, "Uncertainties Related to Income Taxes in a Purchase Business Combination," the Company treated this item as an uncertain tax position at the time of the Times Mirror acquisition in 2000 and concluded that the estimate determined by Times Mirror was the most appropriate estimate of the exposure. The Company maintained this initial reserve, plus interest, and evaluated the adequacy of the reserve on a periodic basis. At Dec. 26, 2004, the reserve, including pretax interest of $66 million, totaled $246 million ($221 million after considering the tax benefit of the interest). In 2005, prior to the Tax Court ruling, the Company recorded additional after-tax interest of $7 million on the reserve.

As a result of the Tax Court ruling, the Company increased its tax reserve by an additional $609 million in the third quarter of 2005 by recording additional income tax expense of $150 million, representing additional after-tax interest applicable to the post-acquisition period, and goodwill of $459 million. In accordance with EITF No. 93-7, the Company adjusted goodwill because the tax contingencies existed at the time of the Times Mirror acquisition. On Sept. 30, 2005, the Company paid $880 million to the IRS, representing the federal tax and interest owed on the transactions, and financed the payment through the issuance of commercial paper. The Company expects to make related state tax and interest payments of approximately $125 million during 2006 ($87 million after considering the federal tax benefit of the state taxes and interest). During the first quarter of 2006, the Company made a California state tax and interest payment of approximately $86 million ($55 million after considering the federal tax benefit of the state taxes and interest).

A summary of the activity with respect to the Matthew Bender and Mosby tax liability is as follows (in millions):

Liability at Dec. 25, 2005	$ 87
California tax and interest paid February 2006:
State tax ($55 million pretax)	(36)
After-tax interest ($31 million pretax)	(19)

Liability at March 26, 2006 (included in "other current liabilities")	$ 32

PHONES Interest—In connection with the routine examination of the Company's federal income tax returns for 2000 and 2001, the IRS has proposed that the Company capitalize the interest on the PHONES as additional tax basis in the Company's 16 million shares of Time Warner common stock, rather than currently deducting such interest. The National Office of the IRS has issued a Technical Advice Memorandum that supports the proposed treatment. The Company disagrees with the IRS's position and requested that the IRS administrative appeals office review the issue. The Company had an initial meeting with the appeals office in December 2005. Discussions with the appeals office regarding this issue are on-going. The effect of the treatment proposed by the IRS would be to increase the Company's tax liability by approximately $88 million for the period 2000-2001 and by approximately $230 million for the period 2002 through the first quarter of 2006. If the IRS were to prevail in its proposed treatment, there would be no effect on the Company's reported income for any of these periods. The potential tax payments would be recorded as a reduction in the Company's deferred tax liability, and the Company has accrued the interest that would be assessed on these potential payments.

Other—The Company expects to resolve various federal and state income tax audits during 2006. Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

NOTE 4:   NEWSDAY AND HOY,  NEW YORK CHARGE

In February 2004, a purported class action lawsuit was filed in New York Federal Court by certain advertisers of Newsday and Hoy, New York, alleging that they were overcharged for advertising as a result of inflated circulation numbers at these two publications. The purported class action also alleges that entities that paid a Newsday subsidiary to deliver advertising flyers were overcharged. In July 2004, another lawsuit was filed in New York Federal Court by certain advertisers of Newsday alleging damages resulting from inflated Newsday circulation numbers as well as federal and state antitrust violations. The Company is vigorously defending these suits.

On June 17, 2004, the Company publicly disclosed that it would reduce its reported circulation for both Newsday and Hoy, New York for the 12-month period ended Sept. 30, 2003 and the six-month period ended March 31, 2004. The circulation adjustments were the result of a review of reported circulation at Newsday and Hoy, New York, conducted by the Company’s internal audit staff and the Audit Bureau of Circulations. Subsequent to the June 17th disclosure, the Company continued its internal review and found additional misstatements for these time periods, as well as misstatements that impacted the 12-month period ended Sept. 30, 2002. On Sept. 10, 2004, the Company announced additional revisions to the circulation figures for Newsday and Hoy, New York, for the 12-month period ended Sept. 30, 2003 and the six-month period ended March 31, 2004.

As a result of the misstatements of reported circulation at Newsday and Hoy, New York, the Company recorded a total pretax charge of $90 million in 2004 as its estimate of the probable cost to settle with advertisers. The Company will continue to evaluate the adequacy of this charge on an ongoing basis.

A summary of the activity with respect to the Newsday and Hoy, New York, advertiser settlement accrual is as follows (in millions):

Advertiser settlement accrual balance at Dec. 28, 2003	$ –
2004 provision	90
2004 payments	(41)

Advertiser settlement accrual balance at Dec. 26, 2004	49
2005 payments	(34)

Advertiser settlement accrual balance at Dec. 25, 2005	15
First quarter 2006 payments	(2)

Advertiser settlement accrual balance at Mar. 26, 2006	$ 13

In addition to the advertiser lawsuits, several class action and shareholder derivative suits have been filed against the Company and certain of its current and former directors and officers as a result of the circulation misstatements at Newsday and Hoy, New York. These suits, which are currently pending in Illinois Federal and State Courts, allege breaches of fiduciary duties and other managerial and director failings under Delaware law, the federal securities laws and ERISA. The Company believes the complaints are without merit and is vigorously defending the suits.

The Securities and Exchange Commission, the United States Attorney for the Eastern District of New York and the Nassau County District Attorney are conducting inquiries into the circulation practices at Newsday and Hoy, New York. The Company is cooperating fully with these inquiries. At the date of this report, the Company cannot predict with certainty the outcome of these inquiries.

NOTE 5:   STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123R, “Share-Based Payment.” FAS No. 123R supercedes Accounting Principles Board (“APB”) Opinion No. 25, FAS No. 123 and related interpretations. FAS No. 123R requires the Company to expense stock-based compensation in the income statement. Under FAS No. 123R, stock-based compensation cost is measured at the grant date based on the estimated fair value of the award. The Company adopted FAS No. 123R in the first quarter of 2006 using the modified prospective application method and did not restate prior years.

FAS No. 123R requires stock-based compensation expense to be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (the “substantive vesting period”). The Tribune Incentive Compensation Plan (the “Plan”) provides that awards generally vest upon the death, disability or retirement of an employee. As a result, stock-based grants issued to retirement eligible employees are required to be expensed immediately.

Prior to the adoption of FAS No. 123R, the Company accounted for its stock-based compensation plans in accordance with APB No. 25 and related interpretations. Under APB No. 25, no compensation expense was recorded because the exercise price of employee stock options equaled the market price of the underlying stock on the date of grant. Under the provisions of APB No. 25, the Company was not required to recognize compensation expense for its Employee Stock Purchase Plan (“ESPP”). The pro forma stock-based compensation expense calculated under FAS No. 123 was disclosed in the Company’s notes to its consolidated financial statements.

The company recorded stock-based compensation expense for the first quarter ended March 26, 2006 as follows (in thousands):

First Quarter Ended March 26, 2006
Stock-based compensation expense:
Options	$ 6,722
Restricted stock units	10,164
Employee stock purchase plan	789

Total stock-based compensation expense	$ 17,675

If compensation cost for the Company’s stock-based compensation plans had been recognized in the first quarter ended March 27, 2005 under the provisions of FAS No. 123R, the Company’s net income and EPS would have been reduced to the following pro forma amounts (in thousands, except per share data):

Pro Forma First Quarter Ended March 27, 2005
Net income, as reported	$ 142,847
Less: Pro forma stock-based
compensation expense, net of tax:
General options	(11,050)
Replacement options	(1,032)
Employee stock purchase plan	(908)

Total stock-based compensation expense, net of tax	(12,990)

Pro forma net income	129,857

Preferred dividends	(2,090)

Net income attributable to common shares	$ 127,767

Weighted average common shares outstanding	317,307

Basic EPS:
As reported	$ .44
Pro forma	$ .40

Adjusted weighted average common shares outstanding	320,366

Diluted EPS:
As reported	$ .44
Pro forma	$ .40

On June 24, 2005, the Company accelerated the vesting of certain stock options granted on Feb. 11, 2003 and Feb. 10, 2004, totaling 2.4 million in each year. Unvested stock options awarded to the then current executive officers of the Company on these grant dates, which aggregated 0.8 million and 0.6 million, respectively, were not accelerated at that time. On Dec. 16, 2005, the Company accelerated the vesting of all stock options granted on Feb. 8, 2005, totaling 3.5 million. Also on Dec. 16, 2005, the Company accelerated the remaining unvested stock options granted to the then current executive officers of the Company on Feb. 11, 2003 and Feb. 10, 2004, totaling 0.4 million in both years. All other terms and conditions of the stock option grants remain unchanged. The acceleration of vesting had no impact on the 2005 first quarter pro forma stock-based compensation expense disclosed above. The accelerated vesting of these stock options increased the 2005 full year pro forma stock-based compensation by $82 million, or $50 million net of tax. The Company otherwise would have recorded $11 million of additional pretax expense in the first quarter of 2006.

The accelerated vesting of these stock options was one of several actions taken by the Company in 2004 and 2005 to reduce the stock-based compensation expense that would have otherwise been recorded with the adoption of FAS No. 123R. The Company reduced the number of stock options granted in 2004 and 2005 by 45%. Also, beginning in 2004, option grants have 8-year terms, down from 10 years for grants in previous years, and do not have a replacement option feature.

As of March 26, 2006, the Company had not yet recognized compensation expense on the following non-vested awards (in thousands):

	March 26, 2006
	Non-vested Compensation	Average Remaining Recognition Period
Options	$ 7,754	2.89 years
Restricted stock units	35,567	2.89 years

Total	$43,321

In determining the fair value of compensation cost, the Company values restricted stock unit awards at the quoted closing market price on the date of grant. The Company’s February 2006 restricted stock unit awards were valued at $31.16 per unit. The determination of the fair value of the stock option awards, using the Black-Scholes option pricing model, incorporated the assumptions in the following table for general and replacement awards granted during the first quarters of 2006 and 2005. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on historical volatility. Expected life is based on historical experience and consideration of changes in option terms.

	First Quarter Ended
	March 26, 2006		March 27, 2005
	General Awards	Replacement Awards	General Awards	Replacement Awards
Risk-free interest rate	4.6%	*	3.7%	3.3%
Expected dividend yield	2.5%	*	1.8%	1.8%
Expected stock price volatility	22.0%	*	28.1%	22.8%
Expected life (in years)	4	*	5	3

Weighted average fair value	$ 5.96	*	$ 10.51	$ 6.96

*No replacement awards were granted in the first quarter of 2006.

For the quarter ended March 26, 2006, a deferred tax asset of $7 million was recorded related to the stock-based compensation expense.

Incentive Compensation -- Under the Company’s Plan, the exercise price of a stock option award may not be less than the market price of the Company’s common stock at the time the stock option award is granted. Stock option awards are exercisable not less than six months or more than 10 years after the date the stock option award is granted. General stock option awards granted after 2003 have an 8-year term. General stock option awards granted under the Plan prior to 2006 vest in annual 25% increments beginning one year from the date of the grant. General stock option awards granted under the Plan in 2006 vest in annual 33% increments beginning one year from the date of the grant.

Under certain circumstances, replacement options are granted when a participant pays the exercise price of a stock option award and related tax withholding obligations with previously acquired shares of common stock. The number of replacement stock option awards granted is equal to the number of shares used to pay the exercise price and related tax withholding obligations. The exercise price of a replacement stock option award is equal to the market price of the underlying stock on the date of grant and the term is equal to the remaining term of the original stock option award. Replacement option awards vest one year from the date of grant. Beginning in 2004, general stock option awards do not have a replacement stock option award feature.

A summary of activity and weighted average prices related to general stock option awards follows (shares in thousands):

	First Quarter Ended March 26, 2006			First Quarter Ended March 27, 2005
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value*	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value*
Outstanding, beginning of quarter	34,489	$ 38.38	$15.02	33,051	$ 37.87	$15.59
Granted	1,925	31.16	5.96	3,732	40.61	10.51
Exercised	(215)	19.54	22.48	(341)	31.65	15.78
Canceled/forfeited	(475)	42.21	13.69	(217)	45.84	14.22

Outstanding, end of quarter	35,724	38.06	14.50	36,225	38.17	15.07

Exercisable, end of quarter	33,714	$ 38.44	$15.00	25,414	$ 35.29	$15.89

* Represents weighted average fair value of stock option awards at date of grant.

A summary of vesting and weighted average fair values related to general stock option awards follows (shares in thousands):

	First Quarter Ended March 26, 2006		First Quarter Ended March 27, 2005
	Shares	Weighted Avg. Fair Value*	Shares	Weighted Avg. Fair Value*
Nonvested, beginning of quarter	1,496	$ 13.63	12,536	$ 14.34
Granted	1,925	5.96	3,732	10.51
Vested	(1,404)	13.63	(5,312)	14.34
Forfeited	(7)	13.81	(145)	14.31

Nonvested, end of quarter	2,010	$ 6.16	10,811	$ 13.15

* Represents weighted average fair value of stock option awards at date of grant.

A summary of activity and weighted average prices related to replacement stock option awards follows (shares in thousands):

	First Quarter Ended March 26, 2006			First Quarter Ended March 27, 2005
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value*	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value*
Outstanding, beginning of quarter	9,520	$ 47.79	$8.06	10,892	$ 47.81	$8.11
Granted	–	–	–	13	41.83	6.96
Exercised	–	–	–	(13)	40.84	8.79
Canceled/forfeited	(239)	48.25	7.62	(303)	49.54	9.08

Outstanding, end of quarter	9,281	47.78	8.07	10,589	47.76	8.08

Exercisable, end of quarter	9,281	$ 47.78	$8.07	10,355	$ 47.79	$8.12

* Represents weighted average fair value of replacement stock option awards at date of grant.

A summary of vesting and weighted average fair values related to replacement stock option awards follows (shares in thousands):

	First Quarter Ended March 26, 2006		First Quarter Ended March 27, 2005
	Shares	Weighted Avg. Fair Value*	Shares	Weighted Avg. Fair Value*
Nonvested, beginning of quarter	13	$ 6.96	2,256	$ 7.45
Granted	–	–	13	6.96
Vested	(13)	6.96	(2,034)	7.45
Forfeited	–	–	(1)	7.22

Nonvested, end of quarter	–	$ –	234	$ 6.27

* Represents weighted average fair value of replacement stock option awards at date of grant.

The weighted average remaining contractual term of general and replacement stock option awards was approximately 4.7 years for all outstanding awards and approximately 4.5 years for exercisable awards as of March 26, 2006.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $38 million for general and replacement stock option awards outstanding and exercisable as of March 26, 2006. The total intrinsic value for stock options exercised in 2006 was approximately $2 million.

The Plan also allows the Company to grant restricted stock units. The Company did not grant restricted stock units prior to 2006. In 2006, the Company granted restricted stock units which vest either in annual 33% increments beginning one year from the date of the grant, or 100% three years from the date of grant. Each restricted stock unit represents the Company’s obligation to deliver to the holder one share of common stock upon vesting.

Holders of restricted stock units will also receive dividend equivalent units until the restricted stock units vest. The number of dividend equivalent units granted for each restricted stock unit is calculated based on the value of the dividends per share paid on Tribune’s common stock and the closing price of Tribune stock on the dividend payment date. The dividend equivalent units vest with the underlying restricted stock units. In accordance with the provisions of FAS No. 123R, the Company does not record compensation expense for the dividend equivalent units granted. The dilutive effect of the dividend equivalent units is included in the Company’s calculation of diluted earnings per share.

A summary of restricted stock unit and dividend equivalent unit activity and weighted average fair values follows:

	First Quarter Ended March 26, 2006
	Units	Weighted Avg. Fair Value*
Outstanding and nonvested, beginning of quarter	–	$ –
Restricted stock units granted	1,491	31.16
Dividend equivalent units granted	8	–
Forfeited	(6)	31.16
Vested and issued	–	–

Outstanding and nonvested, end of quarter	1,493	$ 31.16

* Represents weighted average fair value of restricted stock units at date of grant.

Employee Stock Purchase Plan – This plan permits eligible employees to purchase the Company’s common stock at 85% of market price. During the first quarters of 2006 and 2005, 168,771 and 164,360 shares, respectively, were sold to employees under this plan. FAS No. 123R, adopted by the Company in the first quarter of 2006, requires that the 15% discount on share purchases by employees be expensed. In the first quarter of 2006, expense of $1 million was recorded. A total of 16 million shares can be purchased under this plan. As of March 26, 2006, a total of 2.9 million shares remained available for sale. The weighted average fair value of shares purchased under the plan in the first quarter of 2006 was $31.15.

NOTE 6:   PENSION AND POSTRETIREMENT BENEFITS

The components of net periodic benefit cost for Company-sponsored plans were as follows (in thousands):

	Pension Benefits First Quarter Ended		Other Postretirement Benefits First Quarter Ended
	March 26, 2006	March 27, 2005	March 26, 2006	March 27, 2005
Service cost	$ 1,113	$ 6,271	$ 345	$ 436
Interest cost	20,452	20,634	1,794	2,492
Expected return on plans’ assets	(31,125)	(31,778)	–	–
Recognized actuarial loss	15,698	15,526	–	–
Amortization of prior service costs	34	(358)	(361)	(363)
Amortization of transition asset	–	(1)	12	–
Special termination benefits (1)	962	–	–	–

Net periodic benefit cost	$ 7,134	$ 10,294	$ 1,790	$ 2,565

(1) Costs relate to position eliminations at Newsday.

For the year ended Dec. 31, 2006, the Company plans to contribute $7 million to certain of its union and non-qualified pension plans and $13 million to its other postretirement plans. In the first quarter of 2006, the Company contributed $2 million to its union and non-qualified pension plans and $5 million of contributions have been made to its other postretirement plans.

NOTE 7:   NON-OPERATING ITEMS

The first quarters of 2006 and 2005 included several non-operating items, summarized as follows (in thousands):

	First Quarter Ended March 26, 2006		First Quarter Ended March 27, 2005
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on change in fair values
of derivatives and related investments	$(10,317)	$(6,293)	$(2,252)	$(1,374)
Gain on sales of investments	3,466	2,114	1,108	676
Loss on investment write-downs
and other, net	(6,846)	(4,176)	(2,699)	(1,646)
Income tax settlement adjustments	–	–	–	11,829

Total non-operating items	$(13,697)	$(8,355)	$(3,843)	$ 9,485

In the first quarter of 2006, the change in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. The $10 million non-cash pretax loss resulted from an $11 million decrease in the fair value of 16 million shares of Time Warner common stock, partially offset by a $1 million decrease in the fair value of the derivative component of the Company’s PHONES.

In the first quarter of 2005, the change in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. The $2 million non-cash pretax loss resulted from a $23 million decrease in the fair value of 16 million shares of Time Warner common stock, partially offset by a $21 million decrease in the fair value of the derivative component of the Company’s PHONES. In the first quarter of 2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain federal income tax issues.

NOTE 8:   INVENTORIES

Inventories consisted of the following (in thousands):

	March 26, 2006	Dec. 25, 2005
Newsprint	$30,724	$32,672
Supplies and other	12,675	11,431

Total inventories	$43,399	$44,103

Newsprint inventories valued under the LIFO method were less than current cost by approximately $15 million at March 26, 2006 and $14 million at Dec. 25, 2005.

NOTE 9:   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following (in thousands):

	March 26, 2006			Dec. 25, 2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to
amortization
Subscribers (useful life of 15
to 20 years)	$190,657	$(64,635)	$ 126,022	$190,657	$(62,110)	$ 128,547
Network affiliation agreements
(useful life of 40 years) (1)	290,320	(18,139)	272,181	290,320	(16,330)	273,990
Other (useful life of 3 to 40 years)	23,480	(7,140)	16,340	23,482	(6,696)	16,786

Total	$504,457	$(89,914)	414,543	$504,459	$(85,136)	419,323

Goodwill and other intangible assets not
subject to amortization
Goodwill
Publishing			4,380,483			4,380,483
Broadcasting and entertainment			1,566,659			1,566,659

Total goodwill			5,947,142			5,947,142
Newspaper mastheads			1,575,814			1,575,814
FCC licenses			1,084,654			1,084,654
Tradename			7,932			7,932

Total			8,615,542			8,615,542

Total goodwill and other intangible
assets			$9,030,085			$9,034,865

(1) At March 26, 2006, network affiliation agreements, net of accumulated amortization, included $183 million related to Fox affiliations and $89 million related to WB affiliations.

NOTE 10:   LONG-TERM DEBT

Long-term debt consisted of the following (in thousands):

	March 26, 2006	Dec. 25, 2005

Commercial paper, weighted average interest rate of 4.8%
and 4.4%, respectively	$ 973,720	$ 923,532
Medium-term notes, weighted average interest rate of 6.2%,
due 2005-2008	512,585	555,585
Property financing obligation, effective interest rate of
7.7%, expiring 2009	56,678	60,372
4.875% notes due 2010, net of unamortized discount of $680
and $718, respectively	449,320	449,282
7.25% debentures due 2013, net of unamortized discount of $2,393
and $2,478, respectively	79,690	79,605
5.25% notes due 2015, net of unamortized discount of $1,480
and $1,519, respectively	328,520	328,481
7.5% debentures due 2023, net of unamortized discount of $4,145
and $4,204, respectively	94,605	94,546
6.61% debentures due 2027, net of unamortized discount of $2,279
and $2,305, respectively	82,681	82,655
7.25% debentures due 2096, net of unamortized discount of $18,257
and $18,304, respectively	129,743	129,696
Interest rate swap	25,104	29,714
Other notes and obligations	17,708	18,553

Total debt excluding PHONES	2,750,354	2,752,021
Less portions due within one year	(299,488)	(302,460)

Long-term debt excluding PHONES	2,450,866	2,449,561
2% PHONES debt related to Time Warner stock, due 2029	511,280	509,701

Total long-term debt	$ 2,962,146	$ 2,959,262

Current Portion of Long-Term Debt – The current portion of long-term debt at March 26, 2006 includes $282 million of commercial paper and $17 million of property financing and other obligations due within one year.

Exchangeable Subordinated Debentures due 2029 (“PHONES”) – In 1999, the Company issued 8 million PHONES for an aggregate principal amount of approximately $1.3 billion. The principal amount was equal to the value of 16 million shares of Time Warner common stock at the closing price of $78.50 per share on April 7, 1999. Quarterly interest payments are made to the PHONES holders at an annual rate of 2% of the initial principal. The Company records both cash and non-cash interest expense on the discounted debt component of the PHONES. The PHONES debenture agreement requires the Company to make principal payments equal to any dividends declared on the 16 million shares of Time Warner common stock. A payment of $.10 per PHONES was made in the first quarter of 2006 for a Time Warner dividend declared in the fourth quarter of 2005, and a payment of $.10 per PHONES will be due in the second quarter of 2006 for a Time Warner dividend declared in the first quarter of 2006. The Company records the dividends it receives on its Time Warner common stock as dividend income and accounts for the related payment to the PHONES holders as principal reduction.

The Company may redeem the PHONES at any time for the higher of the principal value of the PHONES ($156.80 per PHONES at March 26, 2006) or the then market value of two shares of Time Warner common stock, subject to certain adjustments. At any time, holders of the PHONES may exchange a PHONES for an amount of cash equal to 95% (or 100% under certain circumstances) of the market value of two shares of Time Warner common stock. At March 26, 2006, the market value per PHONES was $72.30, and the market value of two shares of Time Warner common stock was $34.00.

Under the provisions of FAS No. 133, the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. The fair value of the derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $578 million and $592 million at March 26, 2006 and Dec. 25, 2005, respectively.

The discounted debt component and derivative component of the PHONES were as follows (in thousands):

	March 26, 2006	Dec. 25, 2005
PHONES Debt:
Discounted debt component (at book value)	$456,800	$454,038
Derivative component (at fair value)	54,480	55,663

Total	$511,280	$509,701

Time Warner stock related to PHONES (at fair value)	$272,000	$282,880

If the PHONES are exchanged in the next year, the Company intends to refinance the PHONES, and has the ability to do so, on a long-term basis, through its existing revolving credit agreements. Accordingly, the PHONES have been classified as long-term.

Revolving Credit Agreements – At March 26, 2006, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.2 billion. Borrowings under these agreements, which expire in December 2008, would be at a rate equal to LIBOR plus 0.35%. The revolving credit agreements allow the Company to elect one-month to twelve-month LIBOR rates, based on the term of the borrowing. At March 26, 2006, the one-month LIBOR rate was 4.82% and the twelve-month LIBOR rate was 5.21%. The agreements contain various interest rate options and provide for annual fees based on a percentage of the commitment. The agreements contain covenants which require the Company to maintain a minimum interest coverage ratio. No amounts were borrowed under the agreements at March 26, 2006, and the Company was in compliance with the covenants. In addition to the exchange value of the PHONES, the Company intends to refinance $692 million of commercial paper and $250 million of medium-term notes, which are scheduled to mature by March 26, 2007, and has the ability to do so on a long-term basis through its existing revolving credit agreements. Accordingly, these notes and commercial paper have been classified as long-term.

NOTE 11:   COMPREHENSIVE INCOME

Comprehensive income reflects all changes in the net assets of the Company during the period from transactions and other events and circumstances, except those resulting from any stock issuances, stock repurchases and dividends. The Company’s comprehensive income includes net income, the change in the minimum pension liabilities, unrealized gains and losses on marketable securities classified as available-for-sale, and foreign currency translation adjustments. The Company’s comprehensive income was as follows (in thousands):

	First Quarter Ended
	March 26, 2006	March 27, 2005
Net income	$ 102,764	$ 142,847

Unrealized holding gain (loss) on marketable securities
classified as available-for-sale:
Unrealized holding gain (loss) arising during the
period, before taxes	1,655	(5,182)
Income taxes	(645)	2,021

Change in net unrealized gain (loss) on marketable
securities classified as available-for-sale, net of taxes	1,010	(3,161)

Change in foreign currency translation adjustments, net of taxes	12	(14)

Other comprehensive income (loss)	1,022	(3,175)

Comprehensive income	$ 103,786	$ 139,672

NOTE 12:   OTHER MATTERS

Media Ownership Rules -- On June 2, 2003, the Federal Communications Commission (“FCC”) adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rule would eliminate the cross-ownership prohibition entirely in markets with nine or more television stations and permit combinations of one newspaper and one television station in markets having from four to eight television stations. Under this rule, the Company would be permitted to retain its newspaper and television operations in each of the five markets where it owns both – New York, Los Angeles, Chicago, South Florida and Hartford. In September 2003, the United States Court of Appeals for the Third Circuit stayed the effectiveness of the new media ownership rules pending the outcome of appeals by advocacy groups challenging the new rules. In June 2004, the Third Circuit remanded the new rules to the FCC for further proceedings while keeping the stay in effect. On Jan. 28, 2005, the Company and other media companies filed a joint petition seeking United States Supreme Court review of the June 2004 Third Circuit remand. On June 13, 2005, the Supreme Court declined to review the petition, without addressing the Constitutional arguments raised and without foreclosing additional appeals if the Company’s interests are not adequately addressed as part of the FCC’s remand proceeding. While the Company remains optimistic that the cross-ownership ban will ultimately be loosened in major markets, it cannot predict with certainty the outcome of the FCC’s remand proceeding.

Variable Interest Entities -- FASB Interpretation No. 46, “Consolidation of Variable Interest Entities” (“FIN 46”), as subsequently amended, was effective for the Company as of Dec. 29, 2003. FIN 46 provides a new accounting model for determining when to consolidate investments that are less than wholly owned. The Company holds significant variable interests, as defined by FIN 46, in CareerBuilder, LLC, Classified Ventures, LLC, ShopLocal, LLC (formerly CrossMedia Services, Inc.) and Topix, LLC, but the Company has determined that it is not the primary beneficiary of these entities. The Company’s maximum loss exposure related to these entities is limited to its equity investments in CareerBuilder, LLC, Classified Ventures, LLC, ShopLocal (formerly CrossMedia Services, Inc.) and Topix, LLC, which were $78 million, $42 million, $24 million and $15 million, respectively, at March 26, 2006.

Consolidation of Los Angeles Times’ Production Operations -- In January 2006, the Los Angeles Times closed its San Fernando Valley printing facility and consolidated production at its remaining three facilities in Los Angeles, Costa Mesa, and Irwindale, California. The closing of the printing facility resulted in the elimination of approximately 120 positions from across the Los Angeles Times' production facilities.

As a result of the facility closing, the Company reclassified the San Fernando Valley printing facility land and building as held for sale at Dec. 25, 2005. The $24 million carrying value of the San Fernando Valley printing facility's land and building reflects the estimated fair value of the assets less costs to sell the assets. The Company evaluated the machinery and equipment at the San Fernando Valley printing facility and determined that press and other related equipment with a net book value of $16 million will be abandoned. Therefore, the Company reduced its estimate of the useful life of the press and other related equipment and recorded accelerated depreciation of $16 million in the fourth quarter of 2005. The Company has idled the remaining San Fernando Valley machinery and equipment, which had a net book value of $33 million at March 26, 2006 and $34 million at Dec. 25, 2005. The Company is continuing to depreciate the idled equipment. The Company is currently evaluating alternative uses of this equipment.

CW Network Affiliations -- On Jan. 24, 2006, the Company announced that it had reached a 10-year agreement to affiliate 16 of its television stations currently affiliated with the WB network (including those in New York, Los Angeles and Chicago) with a new broadcast network, the CW Network, being launched in the fall of 2006 by Warner Brothers Entertainment and CBS. The new network will air a portion of the programming currently on the WB Network and the UPN Network, as well as new programming. The WB Network will shut down at that time. The Company will not incur any costs related to the shutdown of The WB Network. Three of Tribune’s current WB network affiliates (Philadelphia, Atlanta and Seattle) will become independent stations at that time. When regulatory approval of the new network is received and the new affiliation agreements become effective, the Company will write-off its WB affiliation agreement intangible assets for Philadelphia, Atlanta and Seattle. This write-off will most likely occur in the second or third quarter of 2006 and will total approximately $15 million before taxes.

New Accounting Standards -- In February 2006, the Financial Accounting Standards Board issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments” which allows the Company to elect to account for its PHONES obligation as a single financial instrument recorded at fair value each period. Changes in the fair value of the PHONES, as determined by the quoted market price, would be reflected in the Company’s results of operations. The Company is currently evaluating whether it will elect to adopt FAS No. 155 or continue to account for the PHONES under the provisions of FAS No. 133. If the Company makes the election, the Company would be required to adopt FAS No. 155 in the first quarter of 2007.

NOTE 13:   SEGMENT INFORMATION

Financial data for each of the Company’s business segments was as follows (in thousands):

	First Quarter Ended
	March 26, 2006	March 27, 2005
Operating revenues:
Publishing	$ 996,529	$ 1,005,512
Broadcasting and entertainment	302,554	310,232

Total operating revenues	$ 1,299,083	$ 1,315,744

Operating profit (1)
Publishing	$ 174,222	$ 198,539
Broadcasting and entertainment	68,998	66,966
Corporate expenses	(20,363)	(13,448)

Total operating profit	$ 222,857	$ 252,057

	March 26, 2006	Dec. 25, 2005
Assets:
Publishing	$ 8,566,869	$ 8,637,176
Broadcasting and entertainment	4,366,978	4,425,135
Corporate	1,444,971	1,483,931

Total assets	$14,378,818	$14,546,242

(1)  Operating profit for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the first quarter of 2006 to the first quarter of 2005. Certain prior year amounts have been reclassified to conform with the 2006 presentation. These reclassifications had no impact on reported 2005 total revenues, operating profit or net income.

FORWARD-LOOKING STATEMENTS

The discussion contained in this Item 2 (including, in particular, the discussion under "Liquidity and Capital Resources"), the information contained in the preceding notes to the unaudited condensed consolidated financial statements and the information contained in Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” contain certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements including, but not limited to, the items discussed in Item 1A, "Risk Factors", in the Company’s 2005 Annual Report on Form 10-K. Such risks, trends and uncertainties, which in some instances are beyond the Company's control, include: changes in advertising demand, circulation levels and audience shares; regulatory and judicial rulings; availability and cost of broadcast rights; competition and other economic conditions; changes in newsprint prices; changes in the Company's credit ratings and interest rates; changes in accounting standards; adverse results from litigation, governmental investigations or tax-related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments and divestitures; the effect of derivative transactions; and the Company's reliance on third-party vendors for various services. The words "believe," "expect," "anticipate," "estimate," "could," "should," "intend" and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RECENT DEVELOPMENTS

On Jan. 24, 2006, the Company announced that it had reached a 10-year agreement to affiliate 16 of its television stations currently affiliated with the WB network (including those in New York, Los Angeles and Chicago) with a new broadcast network, the CW Network, being launched in the fall of 2006 by Warner Brothers Entertainment and CBS. The new network will air a portion of the programming currently on the WB Network and the UPN Network, as well as new programming. The WB Network will shut down at that time. The Company will not incur any costs related to the shutdown of The WB Network. Three of Tribune’s current WB network affiliates (Philadelphia, Atlanta and Seattle) will become independent stations at that time. When the regulatory approval of the new network is received and the new affiliation agreements become effective, the Company will write-off its WB affiliation agreement intangible assets for Philadelphia, Atlanta and Seattle. This write-off will most likely occur in the second or third quarter of 2006 and will total approximately $15 million before taxes.

NON-OPERATING ITEMS

The first quarters of 2006 and 2005 included several non-operating items, summarized as follows (in millions, except per share data):

	First Quarter Ended March 26, 2006			First Quarter Ended March 27, 2005
	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Loss on change in fair values
of derivatives and related investments	$ (10.3)	$ (6.3)	$ (.02)	$ (2.2)	$ (1.4)	$ –
Gain on sales of investments	3.5	2.1	.01	1.1	0.7	–
Loss on investment write-downs
and other, net	(6.9)	(4.2)	(.01)	(2.7)	(1.6)	–
Income tax settlement adjustments	–	–	–	–	11.8	.03

Total non-operating items	$ (13.7)	$ (8.4)	$ (.02)	$ (3.8)	$ 9.5	$ .03

In the first quarter of 2006, the change in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. The $10 million non-cash pretax loss resulted from an $11 million decrease in the fair value of 16 million shares of Time Warner common stock, partially offset by a $1 million decrease in the fair value of the derivative component of the Company’s PHONES.

In the first quarter of 2005, the change in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. The $2 million non-cash pretax loss resulted from a $23 million decrease in the fair value of 16 million shares of Time Warner common stock, partially offset by a $21 million decrease in the fair value of the derivative component of the Company’s PHONES. In the first quarter of 2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain federal income tax issues.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2006 and 2005 first quarters reflect these seasonal patterns.

CONSOLIDATED

The Company’s consolidated operating results for the first quarters of 2006 and 2005 are shown in the table below.

First Quarter
(In millions, except per share data)	2006	2005	Change

Operating revenues	$ 1,299	$ 1,316	- 1%

Operating profit (1)	$ 223	$ 252	- 12%

Income from equity investments	$ 7	$ 1	*

Net income	$ 103	$ 143	- 28%

Diluted earnings per share	$ .33	$ .44	- 25%

(1)  Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

*	Not meaningful

Earnings Per Share (“EPS”) – Diluted EPS for the 2006 first quarter was $.33, down from $.44 in 2005. The 2006 first quarter results included a net non-operating loss of $.02 per diluted share, a charge of $.04 per diluted share as a result of the adoption of the new accounting standard for stock-based compensation, a charge of $.04 per diluted share for severance and other payments associated with the new union contracts at Newsday, and a gain of $.01 per diluted share related to property sales in publishing. The 2005 first quarter results included a net non-operating gain of $.03 per diluted share.

Operating Revenues and Profit – The Company’s consolidated operating revenues, depreciation and amortization expense and operating profit by business segment for the first quarter were as follows:

	First Quarter
(In millions)	2006	2005	Change
Operating revenues
Publishing	$ 997	$ 1,006	-	1%
Broadcasting and entertainment	302	310	-	2%

Total operating revenues	$ 1,299	$ 1,316	-	1%

Depreciation and amortization expense
Publishing	$ 43	$ 44	-	5%
Broadcasting and entertainment	13	13		-
Corporate	–	1	-	15%

Total depreciation and amortization expense	$ 56	$ 58	-	4%

Operating profit (loss) (1)
Publishing	$ 174	$ 199	-	12%
Broadcasting and entertainment	69	67	+	3%
Corporate expenses	(20)	(14)	+	51%

Total operating profit	$ 223	$ 252	-	12%

(1) Operating profit for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Consolidated operating revenues for the 2006 first quarter fell 1% to $1.3 billion due to declines in publishing and broadcasting and entertainment revenues.

Consolidated operating profit decreased 12%, or $29 million, in the first quarter of 2006. Publishing operating profit decreased 12%, or $25 million. Publishing operating profit in the first quarter of 2006 included a $19 million charge associated with the new union contracts at Newsday, $7 million of stock-based compensation expense and a $7 million gain on property sales. Broadcasting and entertainment operating profit was up 3%, or $2 million, in the first quarter of 2006, primarily as a result of the absence of $13.5 million of additional compensation expense recorded by the Chicago Cubs related to a player trade in the first quarter of 2005, partially offset by lower operating revenues, higher programming expenses and $3 million of stock-based compensation expense.

Operating Expenses – Consolidated operating expenses for the first quarter were as follows:

	First Quarter
(In millions)	2006	2005	Change

Cost of sales	$ 646	$ 659	-	2%
Selling, general and administrative	374	347	+	8%
Depreciation and amortization	56	58	-	4%

Total operating expenses	$1,076	$1,064	+	1%

Cost of sales decreased 2%, or $13 million, in the 2006 first quarter. Compensation expense decreased 9%, or $23 million, due primarily to the impact of position eliminations in 2005 and the absence of additional compensation expense related to the Cubs player trade in 2005. Newsprint and ink expense was up 6%, or $7 million, as a 19% increase in average newsprint costs was largely offset by a 10% drop in consumption. The Company’s newspapers are transitioning to lighter weight newsprint that on a per ton basis costs more, but yields more pages. The increase in newsprint cost per ton reflects increased market prices and higher costs of lighter weight paper. On a same-weight basis, average newsprint costs increased 12% and consumption declined 5%.

Selling, general and administrative (“SG&A”) expenses were up 8%, or $27 million, in the 2006 first quarter. Compensation expense increased 15%, or $27 million, primarily due to a $19 million charge for severance and other payments associated with the new union contracts at Newsday and $18 million of stock-based compensation. SG&A expense for 2006 also includes a $7 million gain on property sales.

Depreciation and amortization of intangible assets decreased 4% in the first quarter of 2006.

PUBLISHING

Operating Revenues and Profit – The following table presents publishing operating revenues, operating expenses and operating profit for the first quarter. References in this discussion to individual daily newspapers include their related businesses.

	First Quarter
(In millions)	2006	2005	Change

Operating revenues	$ 997	$1,006	-	1%

Operating expenses	823	807	+	2%

Operating profit (1)	$ 174	$ 199	-	12%

(1)  Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Publishing operating revenues for the 2006 first quarter decreased by 1%, or $9 million, mainly due to decreased advertising revenues in Los Angeles and Newsday, offset by increases in South Florida and Orlando.

Operating profit for the 2006 first quarter decreased 12%, or $25 million. Operating expenses increased by 2%, or $16 million, during the first quarter, due to the previously discussed $19 million charge related to the Newsday union contracts and $7 million of stock-based compensation expense, partially offset by a $7 million gain on property sales. All other expenses were down slightly as higher newsprint and total market coverage postage expenses were offset by lower compensation and benefits, primarily due to a 5% (1,000 positions) reduction in staffing.

Publishing operating revenues, by classification, for the first quarter were as follows:

	First Quarter
(In millions)	2006	2005	Change

Advertising
Retail	$ 298	$ 304	-	2%
National	184	201	-	8%
Classified	306	283	+	8%

Total advertising	788	788		-
Circulation	146	152	-	4%
Other	63	66	-	5%

Total revenues	$ 997	$1,006	-	1%

Total advertising revenues were flat in the 2006 first quarter. Retail advertising was down 2%, or $6 million. Decreases in the food and drug stores, department stores and electronics categories were partially offset by an increase in the hardware/home improvement stores category. Preprint revenues decreased 2% due to a decline at Newsday; excluding Newsday, preprint revenues were up 3%. National advertising revenue for the first quarter of 2006 decreased 8%, or $17 million, primarily due to a decline in the movie category at Los Angeles. The auto and technology categories were also down, partially offset by an increase in the telecom/wireless category. Classified advertising revenues rose 8%, or $23 million, in the 2006 first quarter primarily due to increases in help wanted and real estate, partially offset by lower auto revenues. First quarter 2006 interactive advertising revenues, which are included in the above categories, increased 30% to $51 million, primarily due to strength in classified help wanted revenues.

Advertising volume for the first quarter was as follows:

	First Quarter
(Inches in thousands)	2006	2005	Change

Full run
Retail	1,325	1,385	-	4%
National	897	966	-	7%
Classified	2,645	2,381	+	11%

Total full run	4,867	4,732	+	3%
Part run	4,961	4,999	-	1%

Total inches	9,828	9,731	+	1%

Preprint pieces (in millions)	3,354	3,499	-	4%

Full run advertising inches increased 3% in the first quarter of 2006 compared with the 2005 first quarter due to an increase in the classified advertising category, offset by decreases in the retail and national categories. Full run retail advertising inches were down 4% mainly due to decreases at South Florida, Newport News and Los Angeles, partially offset by increases at Hoy. Full run national advertising inches were down 7% primarily due to decreases at Orlando, Los Angeles and South Florida. Full run classified advertising inches rose 11% due to increases at Orlando, Newport News and Los Angeles, partially offset by declines at Chicago. Part run advertising inches decreased 1% in the 2006 first quarter due to decreases in Orlando, Chicago, Allentown and Newsday, partially offset by a rise in Hartford and Los Angeles. Preprint advertising pieces declined 4% in the first quarter primarily due to a large decrease at Newsday.

Circulation revenues were down 4% due to selective discounting and a decline in total net paid circulation copies of 3% for both daily and Sunday from the prior year’s quarter. These declines are due to the Company’s continuing efforts to reduce “other paid” circulation (typically copies distributed to schools and hotels). Individually paid circulation (home delivery plus single copy) was up 1% for daily and down 1% for Sunday.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues decreased 5%, or $3 million, in the 2006 first quarter.

Operating Expenses – Operating expenses for the first quarter were as follows:

	First Quarter
(In millions)	2006	2005	Change

Compensation (1)	$358	$346	+	4%
Newsprint and ink	125	118	+	6%
Circulation distribution	116	113	+	2%
Promotion	24	24	-	1%
Depreciation and amortization	43	44	-	5%
Other (2)	157	162	-	3%

Total operating expenses	$823	$807	+	2%

(1) Compensation for 2006 includes a $19 million charge related to the Newsday union contracts and $7 million of stock-based compensation expense.

(2) Other for 2006 includes a $7 million gain on property sales.

Publishing operating expenses increased 2%, or $16 million, in the 2006 first quarter primarily due to an increase in compensation expense. This increase is primarily due to a $19 million charge related to the new union contracts at Newsday and $7 million of stock-based compensation expense, partially offset by a 5% (1,000 positions) reduction in staffing. Newsprint and ink expense increased 6%, or $7 million, as a result of a 19% increase in average newsprint prices, which was partially offset by a 10% reduction in consumption. The Company’s newspapers are transitioning to lighter weight newsprint that on a per ton basis costs more, but yields more pages. The increase in newsprint cost per ton reflects increased market prices and the higher cost of lighter weight paper. On a same-weight basis, average newsprint costs increased 12% and consumption declined 5%. Circulation distribution expenses increased 2%, or $3 million, due to higher total market coverage postage expenses resulting from higher postage rates and increased volume. Other operating expenses decreased by 3%, or $5 million, due to a gain of $7 million on property sales, partially offset by higher interactive affiliate fees and outside printing costs.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit – The following table presents broadcasting and entertainment operating revenues, operating expenses and operating profit for the first quarter. Entertainment includes Tribune Entertainment and the Chicago Cubs.

	First Quarter
(In millions)	2006	2005	Change

Operating revenues
Television	$ 284	$ 290	-	2%
Radio/entertainment	18	20	-	9%

Total operating revenues	$ 302	$ 310	-	2%

Operating expenses
Television	$ 210	$ 203	+	4%
Radio/entertainment	23	40	-	42%

Total operating expenses	$ 233	$ 243	-	4%

Operating profit (loss) (1)
Television	$ 74	$ 87	-	15%
Radio/entertainment	(5)	(20)	-	75%

Total operating profit	$ 69	$ 67	+	3%

(1)  Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Broadcasting and entertainment operating revenues decreased 2%, or $8 million, in the 2006 first quarter. Television revenues were down 2%, or $6 million, in the first quarter due to lower advertising revenues, which resulted primarily from weakness in the auto and retail categories.

Operating profit for broadcasting and entertainment was up 3%, or $2 million, in the 2006 first quarter. Television operating profit decreased 15%, or $13 million, in the 2006 first quarter due to lower operating revenues and higher programming expenses. The radio/entertainment operating loss declined in the 2006 first quarter primarily due to lower compensation expense. Operating expenses for radio/entertainment decreased 42%, or $17 million, primarily due to the absence of the $13.5 million of additional compensation expense recorded by the Chicago Cubs related to a player trade in the first quarter of 2005.

Operating Expenses – Operating expenses for the first quarter were as follows:

	First Quarter
(In millions)	2006	2005	Change

Compensation	$ 74	$ 90	-	18%
Programming	106	100	+	5%
Depreciation and amortization	13	13		-
Other	40	40	+	2%

Total operating expenses	$233	$243	-	4%

Broadcasting and entertainment operating expenses decreased 4%, or $10 million, in the first quarter of 2006 due to lower compensation expense, partially offset by increases in programming expenses. Compensation expense decreased 18%, or $16 million, in the 2006 first quarter. Compensation expense in the 2006 first quarter included $3 million of stock-based compensation. The first quarter of 2005 included $13.5 million of additional compensation expense recorded by the Chicago Cubs related to a player trade. Programming expenses increased 5%, or $6 million, due to higher broadcast rights amortization.

CORPORATE EXPENSES

Corporate expenses for the 2006 first quarter increased 51% to $20.4 million from $13.4 million in the first quarter of 2006. The increase was primarily due to $8 million of stock-based compensation expense recorded in the first quarter of 2006, partially offset by $1 million of savings primarily from staff reductions in the fourth quarter of 2005.

EQUITY RESULTS

Net income on equity investments totaled $6.5 million in the 2006 first quarter, compared with $0.5 million in 2005. The increase was primarily due to improvements at TV Food Network and Comcast SportsNet Chicago. In addition, the Company is no longer recording losses for the WB Network as the Company’s book investment has been reduced to zero.

INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE AND INCOME TAXES

Interest and dividend income increased to $2.2 million in the first quarter of 2006 from $1.1 million in 2005, primarily due to $0.9 million of dividends received on the Company’s investment in 19 million Time Warner shares. Interest expense for the 2006 first quarter increased 39% to $49 million from $35 million last year, primarily due to higher interest rates and debt levels. Debt, excluding the PHONES, was $2.8 billion at the end of the 2006 first quarter compared with $1.8 billion at the end of the first quarter of 2005.

The effective tax rate in the 2006 first quarter was 39.2%, compared with a rate of 33.5% in the 2005 first quarter. In the first quarter of 2005, the Company reduced its income tax expense and liabilities by $12 million as a result of favorably resolving certain federal income tax issues.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by operations in the first quarter was $219 million in 2006, down from $330 million in 2005. The Company expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations and, if necessary, by the issuance of debt and proceeds from the issuance of stock related to stock option exercises.

Net cash used for investments totaled $29 million in the first quarter of 2006 compared with $63 million in the first quarter of 2005. The Company spent $22 million for capital expenditures and $7 million for investments in the first quarter of 2006.

Net cash used for financing activities in the first quarter of 2006 was $202 million and included repayments of long-term debt, repurchases of common stock and the payment of dividends, partially offset by net proceeds from the issuance of commercial paper and proceeds from sales of stock to employees. The Company issued a net $50 million of commercial paper and repaid $49 million of long-term debt during the first quarter of 2006. The Company repurchased and retired 4.6 million shares of its common stock in the open market for $138 million in the first quarter of 2006. Under a 2005 stock repurchase authorization, the Company may buy back an additional $862 million of its common stock. Dividends paid on common and preferred shares totaled $57 million in the first quarter of 2006. Quarterly dividends paid on the Company’s common stock were $.18 per share in 2006 and 2005.

The Company has revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.2 billion. As of March 26, 2006, no amounts were borrowed under these credit agreements.

The Company regularly issues commercial paper for cash requirements and maintains revolving credit agreements equal to or in excess of any commercial paper outstanding. As of March 26, 2006, the Company had $974 million of commercial paper outstanding. The Company’s commercial paper is rated “A-2,” “P-2,” “F-2” and “R-1(low)” by Standard & Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”), Fitch Ratings (“Fitch”) and Dominion Bond Rating Service (“Dominion”), respectively. The Company’s senior unsecured long-term debt is rated “A-” by S&P, “A3” by Moody’s, “A-” by Fitch and “A (low)” by Dominion. S&P and Dominion have “stable” outlooks on the Company while Fitch has a “negative” outlook. In addition, on March 17, 2006, Moody’s placed the Company’s senior unsecured long-term debt rating on review for possible downgrade. The review does not include Tribune’s P-2 commercial paper rating.

The Company has for several years maintained active debt shelf registration statements for its medium-term note program and other financing needs. The $778 million debt financing completed in the third quarter of 2005 used the remaining capacity under these shelf registration statements. A new $1 billion shelf registration statement was declared effective in February 2006. Proceeds from any future debt issuance under the new shelf would be used for general corporate purposes, including repayment of debt, capital expenditures, working capital, financing of acquisitions and stock repurchase programs.

The Company expects to resolve various federal and state income tax audits during 2006. The resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. In the first quarter of 2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain federal income tax issues.

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

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following represents an update of the Company’s market-sensitive financial information. This information contains forward-looking statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 25, 2005.

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

The following analysis presents the hypothetical change at March 26, 2006 in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price. As of March 26, 2006, the Company’s common stock investments in publicly traded companies consisted primarily of 3.1 million shares of Time Warner common stock unrelated to PHONES (see discussion below in “Derivatives and Related Trading Securities”) and 3.4 million shares of AdStar, Inc.

	Valuation of Investment Assuming Indicated Decrease in Stock's Price			March 26, 2006	Valuation of Investment Assuming Indicated Increase in Stock's Price
(In thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Common stock
investments in
public companies	$40,912	$46,756	$52,601	$58,445 (1)	$64,290	$70,134	$75,979

(1)	Excludes 16 million shares of Time Warner common stock. See discussion below in “Derivatives and Related Trading Securities.”

During the last 12 quarters preceding March 26, 2006, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in three of the quarters, by 20% or more in one of the quarters and by 30% or more in one of the quarters.

Derivatives and Related Trading Securities – The Company issued 8 million PHONES in April 1999 indexed to the value of its investment in 16 million shares of Time Warner common stock (see Note 8 to the Company’s consolidated financial statements in the 2005 Annual Report on Form 10-K). Beginning in the second quarter of 1999, this investment in Time Warner is classified as a trading security, and changes in its fair value, net of the changes in the fair value of the related derivative component of the PHONES, are recorded in the statement of income.

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or the principal value of the PHONES ($156.80 per PHONES at March 26, 2006). At March 26, 2006, the PHONES carrying value was approximately $511 million. Since the issuance of the PHONES in April 1999, changes in the fair value of the derivative component of the PHONES have partially offset changes in the fair value of the related Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related Time Warner shares.

The following analysis presents the hypothetical change in the fair value of the Company’s 16 million shares of Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investment Assuming Indicated Decrease in Stock's Price			March 26, 2006	Valuation of Investment Assuming Indicated Increase in Stock's Price
(In thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Time Warner common stock	$190,400	$217,600	$244,800	$272,000	$299,200	$326,400	$353,600

During the last 12 quarters preceding March 26, 2006, market price movements have caused the fair value of the Company’s 16 million shares of Time Warner common stock to change by 10% or more in three of the quarters, by 20% or more in one of the quarters and by 30% or more in one of the quarters.

ITEM 4.   CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 26, 2006. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 26, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The information contained in Note 3, Note 4 and Note 12 to the unaudited condensed consolidated financial statements in Part I, Item 1 hereof is incorporated herein by reference.

ITEM 1A.   RISK FACTORS

There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 25, 2005.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In 2000, the Company’s Board of Directors authorized the Company to repurchase $2.5 billion of its common stock. Through Dec. 25, 2005, the Company repurchased 56 million shares of its common stock at a cost of $2.3 billion under this authorization. In December 2005, the Board of Directors authorized additional repurchases of $1 billion (inclusive of $160 million of remaining authority under the 2000 stock repurchases authorization). First quarter 2006 repurchases, by fiscal period, were as follows (in thousands, except average price):

	Shares Repurchased	Average Price	Total Number of Shares Repurchased	Value of Shares that May Yet be Repurchased
Period 1 (5 weeks ended Jan. 29, 2006)	1,000	$ 30.46	57,426	$969,520
Period 2 (4 weeks ended Feb. 26, 2006)	3,604	29.74	61,030	862,254
Period 3 (4 weeks ended Mar. 26, 2006)	–	–	61,030	862,254

ITEM 6.   EXHIBITS.

(a)	Exhibits.

31.1 – Rule 13a-14 Certification of Chief Executive Officer

31.2 – Rule 13a-14 Certification of Chief Financial Officer

32.1 – Section 1350 Certification of Chief Executive Officer

32.2 – Section 1350 Certification of Chief Financial Officer

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

TRIBUNE COMPANY (Registrant)
Date: April 28, 2006	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the Registrant and as Chief Accounting Officer)