Form 10-Q
period 2006-06-25
TRIBUNE CO
filed 2006-07-28
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 25, 2006

Commission file number 1-8572

TRIBUNE COMPANY
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	36-1880355 (I.R.S. Employer Identification No.)
435 North Michigan Avenue, Chicago, Illinois (Address of principal executive offices)	60611 (Zip code)

Registrant’s telephone number, including area code: (312) 222-9100

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
Yes /✓/ No /  /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act (Check One):  Large accelerated filer /✓/     Accelerated filer /  /         Non-accelerated filer /  /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes /  / No /✓/

At July 21, 2006 there were 245,839,733 shares outstanding of the Company’s Common Stock ($.01 par value per share), excluding 83,441,765 shares held by subsidiaries and affiliates of the Company.

TRIBUNE COMPANY
INDEX TO 2006 SECOND QUARTER FORM 10-Q

Item No.	Page
PART I. FINANCIAL INFORMATION

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)

	Second Quarter Ended		First Half Ended
	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005

Operating Revenues	$1,431,853	$1,451,989	$2,721,414	$2,757,887

Operating Expenses
Cost of sales (exclusive of items shown below)	707,781	701,083	1,349,974	1,356,983
Selling, general and administrative	362,192	358,265	733,548	701,752
Depreciation	50,672	53,005	101,322	105,802
Amortization of intangible assets	4,763	4,720	9,466	9,439
Total operating expenses	1,125,408	1,117,073	2,194,310	2,173,976

Operating Profit	306,445	334,916	527,104	583,911

Net income on equity investments	26,017	11,897	32,565	12,368
Interest and dividend income	2,472	1,165	4,652	2,247
Interest expense	(47,279)	(35,367)	(96,051)	(70,458)
(Loss) gain on change in fair values of derivatives and related investments	(6,121)	61,803	(16,438)	59,551
(Loss) gain on sales of subsidiaries and investments, net	(161)	1,299	3,305	2,407
(Loss) gain on investment write-downs and other, net	(442)	3,794	(7,288)	1,094

Income from Continuing Operations Before
Income Taxes	280,931	379,507	447,849	591,120

Income taxes	(116,954)	(148,178)	(182,440)	(218,814)

Income from Continuing Operations	163,977	231,329	265,409	372,306

(Loss) Income from
Discontinued Operations, net of tax (Note 3)	(76,143)	2,063	(74,811)	3,931

Net Income	87,834	233,392	190,598	376,237

Preferred dividends	(2,103)	(2,090)	(4,206)	(4,180)

Net Income Attributable to Common Shares	$85,731	$231,302	$186,392	$372,057

Earnings Per Share (Note 2):
Basic:
Continuing operations	$.53	$.72	$.86	$1.17
Discontinued operations	(.25)	.01	(.25)	.01
Net income	$.28	$.73	$.61	$1.18

Diluted:
Continuing operations	$.53	$.72	$.86	$1.16
Discontinued operations	(.25)	.01	(.25)	.01
Net income	$.28	$.73	$.61	$1.17

Dividends per common share	$.18	$.18	$.36	$.36

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	June 25, 2006	Dec. 25, 2005

Assets

Current Assets
Cash and cash equivalents	$113,783	$151,110
Accounts receivable, net	805,502	798,441
Inventories	40,120	44,103
Broadcast rights, net	253,566	308,011
Deferred income taxes	59,547	114,274
Assets held for sale	17,364	–
Prepaid expenses and other	103,681	52,458
Total current assets	1,393,563	1,468,397

Properties
Property, plant and equipment	3,584,011	3,585,841
Accumulated depreciation	(1,907,655)	(1,853,914)
Net properties	1,676,356	1,731,927

Other Assets
Broadcast rights, net	299,513	361,376
Goodwill	5,901,613	5,947,142
Other intangible assets, net	2,887,986	3,087,723
Time Warner stock related to PHONES debt	271,520	282,880
Other investments	585,328	632,663
Prepaid pension costs	860,469	871,382
Assets held for sale	232,617	24,436
Other	122,955	138,316
Total other assets	11,162,001	11,345,918
Total assets	$14,231,920	$14,546,242

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	June 25, 2006	Dec. 25, 2005

Liabilities and Shareholders’ Equity

Current Liabilities
Borrowings under revolving credit agreements	$200,000	$–
Commercial paper	622,327	285,268
Long-term debt due within one year	17,656	17,192
Contracts payable for broadcast rights	298,357	329,930
Deferred income	169,132	101,065
Liabilities associated with assets held for sale	10,662	–
Accounts payable, accrued expenses and other current liabilities	624,976	713,203
Total current liabilities	1,943,110	1,446,658

Long-Term Debt
PHONES debt related to Time Warner stock	519,120	509,701
Other long-term debt (less portions due within one year)	1,746,220	2,449,561
Total long-term debt	2,265,340	2,959,262

Other Non-Current Liabilities
Deferred income taxes	2,336,191	2,352,633
Contracts payable for broadcast rights	432,716	528,878
Liabilities associated with assets held for sale	15,675	–
Compensation and other obligations	515,908	533,260
Total other non-current liabilities	3,300,490	3,414,771

Shareholders’ Equity
Series C convertible preferred stock, net of treasury stock	44,260	44,260
Series D-1 convertible preferred stock, net of treasury stock	38,097	38,097
Series D-2 convertible preferred stock, net of treasury stock	24,510	24,510
Common stock and additional paid-in capital	6,808,326	6,820,803
Retained earnings	2,822,750	2,824,762
Treasury common stock (at cost)	(3,002,707)	(3,015,581)
Accumulated other comprehensive income (loss)	(12,256)	(11,300)
Total shareholders’ equity	6,722,980	6,725,551
Total liabilities and shareholders’ equity	$14,231,920	$14,546,242

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	First Half Ended
	June 25, 2006	June 26, 2005

Operations
Net income	$190,598	$376,237
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	22,607	–
Loss (gain) on change in fair values of derivatives and related investments	16,438	(59,551)
Gain on sales of subsidiaries and investments, net	(3,305)	(2,407)
Loss (gain) on investment write-downs and other, net	7,288	(1,094)
Depreciation	102,004	106,401
Amortization of intangible assets	9,620	9,593
Expected loss on sales of discontinued operations	90,055	–
Net income on equity investments	(32,565)	(12,368)
Distributions from equity investments	38,535	20,930
Deferred income taxes	38,991	84,575
(Increase) decrease in accounts receivable	(14,097)	44,887
Increase (decrease) in employee compensation and benefits, deferred income and accrued liabilities	13,942	(25,346)
Decrease in accounts payable	(16,507)	(11,315)
Increase (decrease) in income taxes payable	8,154	(9,462)
Tax benefit on stock options exercised	–	2,598
Other, net	(1,329)	3,653
Net cash provided by operations	470,429	527,331

Investments
Capital expenditures	(61,870)	(72,401)
Acquisitions and investments	(50,095)	(35,711)
Proceeds from sales of subsidiaries, investments and real estate	6,963	5,166
Net cash used for investments	(105,002)	(102,946)

Financing
Borrowings on revolving credit agreements	200,000	–
Repayments of commercial paper, net	(301,205)	(67,404)
Repayments of long-term debt	(55,453)	(61,106)
Additional tax benefits from stock-based compensation	2,106	–
Sales of common stock to employees, net	19,632	24,535
Purchases of Tribune common stock	(137,746)	(201,399)
Dividends	(113,114)	(118,018)
Other	(16,974)	–
Net cash used for financing	(402,754)	(423,392)
Net (decrease) increase in cash and cash equivalents	(37,327)	993

Cash and cash equivalents, beginning of year	151,110	124,411

Cash and cash equivalents, end of quarter	$113,783	$125,404

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:   BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of June 25, 2006 and the results of their operations for the second quarters and first halves ended June 25, 2006 and June 26, 2005 and cash flows for the first halves ended June 25, 2006 and June 26, 2005. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform with the 2006 presentation. These reclassifications had no impact on reported 2005 total revenues, operating profit or net income.

On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta, and on June 19, 2006, announced the sale of WCWN-TV, Albany. The accompanying condensed consolidated financial statements reflect these businesses as discontinued operations for all periods presented. See Note 3 for further discussion.

As of June 25, 2006, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended Dec. 25, 2005, have not changed from Dec. 25, 2005, except for the adoption of Financial Accounting Standards (“FAS”) No. 123R (revised 2004), “Share-Based Payment” (“FAS No. 123R”). See Note 6 for additional information regarding the Company’s adoption of FAS No. 123R.

NOTE 2:   EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) were as follows:

	Second Quarter Ended		First Half Ended
(in thousands, except per share data)	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005

Basic EPS:
Income from continuing operations	$163,977	$231,329	$265,409	$372,306
(Loss) income from discontinued operations, net of tax	(76,143)	2,063	(74,811)	3,931
Net income	87,834	233,392	190,598	376,237
Preferred dividends	(2,103)	(2,090)	(4,206)	(4,180)
Net income attributable to common shares	$85,731	$231,302	$186,392	$372,057

Weighted average common shares outstanding	302,683	315,466	303,451	316,387
Basic EPS:
Continuing operations	$.53	$.72	$.86	$1.17
Discontinued operations	(.25)	.01	(.25)	.01
Net income	$.28	$.73	$.61	$1.18

Diluted EPS:
Income from continuing operations	$163,977	$231,329	$265,409	$372,306
(Loss) income from discontinued operations, net of tax	(76,143)	2,063	(74,811)	3,931
Net income	87,834	233,392	190,598	376,237
Preferred dividends	(2,103)	(2,090)	(4,206)	(4,180)
Net income attributable to common shares	$85,731	$231,302	$186,392	$372,057

Weighted average common shares outstanding	302,683	315,466	303,451	316,387
Adjustment for stock-based awards, net	1,809	2,552	1,596	2,782
Adjusted weighted average common shares outstanding	304,492	318,018	305,047	319,169

Diluted EPS:
Continuing operations	$.53	$.72	$.86	$1.16
Discontinued operations	(.25)	.01	(.25)	.01
Net income	$.28	$.73	$.61	$1.17

Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. In the second quarter and first half diluted EPS calculations for both 2006 and 2005, weighted average common shares outstanding were adjusted for the dilutive effect of stock-based awards. The Company’s stock-based awards and convertible securities are included in the calculation of diluted EPS only when their effects are dilutive. In the 2006 and 2005 second quarter calculations of diluted EPS, 3.7 million and 2.9 million shares, respectively, of the Company’s Series C, D-1 and D-2 convertible preferred stocks, and 39.0 million and 35.5 million shares, respectively, of the Company’s outstanding stock-based awards were not reflected because their effects were antidilutive. In the 2006 and 2005 first half calculations of diluted EPS, 3.6 million and 2.7 million shares, respectively, of the Company’s Series C, D-1 and D-2 convertible preferred stocks, and 37.3 million and 33.1 million shares, respectively, of the Company’s outstanding stock-based awards were not reflected because their effects were antidilutive.

NOTE 3:   DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Sales of WATL-TV, Atlanta and WCWN-TV, Albany – On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta to Gannett Co., Inc for $180 million. The transaction requires FCC approval and is expected to close in the third quarter of 2006. On June 19, 2006, the Company announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. The transaction requires FCC approval and is expected to close in late 2006 or early 2007.

These businesses were considered components of the Company’s broadcasting and entertainment segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses will be eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations after the completion of the sales. Accordingly, these businesses are now classified as assets held for sale, and their assets and liabilities are presented separately in the June 25, 2006 condensed consolidated balance sheet. In addition, the results of operations of these businesses are now reported as discontinued operations in the condensed consolidated statements of income. Prior year consolidated statements of income have been restated.

In conjunction with the sales of WATL-TV, Atlanta and WCWN-TV, Albany, the Company recorded in the second quarter of 2006 a pretax loss totaling $90 million, including $80 million of allocated television group goodwill, to write down the net assets of the stations to estimated fair value, less costs to sell. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”), the Company aggregates all of its television stations into one reporting unit for goodwill accounting purposes. Although no goodwill was recorded when the Atlanta station was acquired and only $0.3 million of goodwill was recorded for the Albany acquisition, FAS No. 142 requires the Company to allocate a portion of its total television group goodwill to stations that are sold based on the fair value of the stations, relative to the fair value of the Company’s remaining stations.

Selected financial information related to discontinued operations is summarized as follows:

	Second Quarter Ended		First Half Ended
(in thousands)	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005

Operating revenues	$10,400	$10,079	$19,922	$19,925

Operating profit	$3,095	$3,385	$5,293	$6,446
Expected loss on sales of discontinued operations	(90,055)	–	(90,055)	–
(Loss) income from discontinued operations before income taxes	(86,960)	3,385	(84,762)	6,446
Income taxes (1)	10,817	(1,322)	9,951	(2,515)
(Loss) income from discontinued operations, net
of tax	$(76,143)	$2,063	$(74,811)	$3,931

(Loss) income from discontinued operations per share:
Basic	$(.25)	$.01	$(.25)	$.01
Diluted	$(.25)	$.01	$(.25)	$.01

(1) Income taxes for the second quarter of 2006 included a tax benefit of $12 million related to the $90 million expected pretax loss on sales of discontinued operations. The tax benefit was only 13.4% of the pretax loss because most of the $80 million goodwill allocation, which is included in the expected loss, is not deductible for income tax purposes.

As of June 25, 2006, assets and liabilities associated with discontinued operations included $17 million of current assets, $208 million of other assets (primarily intangible assets and property), $11 million of current liabilities and $16 million of non-current liabilities.

Consolidation of Los Angeles Times’ Production Operations – In January 2006, the Los Angeles Times closed its San Fernando Valley printing facility and consolidated production at its remaining three facilities in Los Angeles, Costa Mesa and Irwindale, California. The closing of the printing facility resulted in the elimination of approximately 120 positions from across the Los Angeles Times’ production facilities.

As a result of the facility closing, the Company reclassified the San Fernando Valley printing facility land and building as held for sale at Dec. 25, 2005. The $24 million carrying value of the San Fernando Valley printing facility’s land and building reflects the estimated fair value of the assets, less costs to sell, and is included in non-current assets held for sale at June 25, 2006 and Dec. 25, 2005. The Company evaluated the machinery and equipment at the San Fernando Valley printing facility and determined that press and other related equipment with a net book value of $16 million will be abandoned. Therefore, the Company reduced its estimate of the useful life of the press and other related equipment and recorded accelerated depreciation of $16 million in the fourth quarter of 2005. The Company has idled the remaining San Fernando Valley machinery and equipment, which had a net book value of $32 million at June 25, 2006 and $34 million at Dec. 25, 2005. The Company is continuing to depreciate the idled equipment. The Company is currently evaluating alternative uses of this equipment.

NOTE 4:   INCOME TAXES

Matthew Bender and Mosby Tax Liability – During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate transactions, which were structured to qualify as tax-free reorganizations under the Internal Revenue Code. The Company believes these transactions were completed on a tax-free basis. However, the Internal Revenue Service (“IRS”) audited the transactions and disagreed with the position taken by Times Mirror. In the fourth quarter of 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. The Company filed a petition in the United States Tax Court in November 2002 to contest the IRS position, and in December 2004, the Company presented its position in the Tax Court.

On Sept. 27, 2005, the Tax Court issued an opinion contrary to the Company’s position and determined that the Matthew Bender transaction was a taxable sale. In January 2006, the Tax Court extended its opinion in the Matthew Bender case to the Mosby transaction given the similarity of the two transactions. Taxes and related interest for both the Matthew Bender and Mosby transactions total approximately $1 billion. Over time, deductions for state taxes and interest are expected to reduce the net cash outlay to approximately $840 million.

The Company will appeal the Tax Court ruling to the United States Court of Appeals for the Seventh Circuit. The Company does not expect a ruling before the second half of 2007. The Company cannot predict with certainty the outcome of this appeal.

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

As a result of the Tax Court ruling, the Company increased its tax reserve by an additional $609 million in the third quarter of 2005 by recording additional income tax expense of $150 million, representing additional after-tax interest applicable to the post-acquisition period, and goodwill of $459 million. In accordance with EITF No. 93-7, the Company adjusted goodwill because the tax contingencies existed at the time of the Times Mirror acquisition. On Sept. 30, 2005, the Company paid $880 million to the IRS, representing the federal tax and interest owed on the transactions, and financed the payment through the issuance of commercial paper. The Company expects to make related state tax and interest payments of approximately $125 million during 2006 and 2007 ($87 million after considering the federal tax benefit of the state taxes and interest). During the first quarter of 2006, the Company made a California state tax and interest payment of approximately $86 million ($55 million after considering the federal tax benefit of the state taxes and interest).

A summary of the activity with respect to the Matthew Bender and Mosby tax liability is as follows (in millions):

Liability at Dec. 25, 2005	$ 87
California tax and interest paid in February 2006:
State tax ($55 million pretax)	(36)
After-tax interest ($31 million pretax)	(19)
Liability at June 25, 2006 (included in “other current liabilities”)	$ 32

PHONES Interest – In connection with the routine examination of the Company’s federal income tax returns for 2000 and 2001, the IRS has proposed that the Company capitalize the interest on the PHONES as additional tax basis in the Company’s 16 million shares of Time Warner common stock, rather than currently deducting such interest. The National Office of the IRS has issued a Technical Advice Memorandum that supports the proposed treatment. The Company disagrees with the IRS’s position and requested that the IRS administrative appeals office review the issue. Discussions with the appeals office regarding this issue are ongoing. The effect of the treatment proposed by the IRS would be to increase the Company’s tax liability by approximately $88 million for the period 2000-2001 and by approximately $246 million for the period 2002 through the second quarter of 2006. If the IRS were to prevail in its proposed treatment, there would be no effect on the Company’s reported income for any of these periods. The potential tax payments would be recorded as a reduction in the Company’s deferred tax liability, and the Company has accrued the interest that would be assessed on these potential payments.

Other – Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

NOTE 5:   NEWSDAY AND HOY, NEW YORK CHARGE

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

A summary of the activity with respect to the Newsday and Hoy, New York, advertiser settlement accrual is as follows (in millions):

Advertiser settlement accrual balance at Dec. 28, 2003	$–
2004 provision	90
2004 payments	(41)
Advertiser settlement accrual balance at Dec. 26, 2004	49
2005 payments	(34)
Advertiser settlement accrual balance at Dec. 25, 2005	15
First half 2006 payments	(3)
Advertiser settlement accrual balance at June 25, 2006	$12

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

On May 30, 2006, the Securities and Exchange Commission (“SEC”) concluded its inquiry into circulation practices at Newsday and Hoy, New York. In closing its inquiry, the SEC ordered the Company to cease and desist from violating statutory provisions related to its record keeping and reporting. No fines or other sanctions were levied against the Company. The Company consented to the order without admitting or denying any of the Commission’s findings. The SEC acknowledged the prompt internal investigation and remedial acts undertaken by the Company and the cooperation the Company afforded the Commission staff throughout its investigation.

The United States Attorney for the Eastern District of New York and the Nassau County District Attorney are continuing their inquiries into the circulation practices at Newsday and Hoy, New York. To date, nine former employees and contractors of Newsday and Hoy, New York have pleaded guilty to various criminal charges in connection with the fraudulent circulation practices uncovered by the Company. The Company is cooperating fully with these inquiries. At the date of this report, the Company cannot predict with certainty the outcome of these inquiries.

NOTE 6:   STOCK-BASED COMPENSATION

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

The Company recorded stock-based compensation expense for the second quarter and first half ended June 25, 2006 as follows:

	Second Quarter Ended	First Half Ended
(in thousands)	June 25, 2006	June 25, 2006

Stock-based compensation expense:
Options	$808	$7,530
Restricted stock units	3,406	13,570
Employee stock purchase plan	718	1,507
Total stock-based compensation expense	$4,932	$22,607

If compensation cost for the Company’s stock-based compensation plans had been recognized in the second quarter and first half ended June 26, 2005 under the provisions of FAS No. 123, the Company’s net income and EPS would have been reduced to the following pro forma amounts:

	Pro Forma Second Quarter Ended	Pro Forma First Half Ended
(in thousands, except per share data)	June 26, 2005	June 26, 2005

Net income, as reported	$233,392	$376,237
Less: Pro forma stock-based compensation expense, net of tax
General options	(47,911)	(58,962)
Replacement options	(122)	(1,154)
Employee stock purchase plan	(893)	(1,801)
Total stock-based compensation expense, net of tax	(48,926)	(61,917)

Pro forma net income	184,466	314,320

Preferred dividends	(2,090)	(4,180)

Net income attributable to common shares	$182,376	$310,140

Net income per share:
Basic:
As reported	$.73	$1.18
Pro forma	$.58	$.98

Diluted:
As reported	$.73	$1.17
Pro forma	$.57	$.97

On June 24, 2005, the Company accelerated the vesting of certain stock options granted on Feb. 11, 2003 and Feb. 10, 2004, totaling 2.4 million in each year. Unvested stock options awarded to the then current executive officers of the Company on these grant dates, which aggregated 0.8 million and 0.6 million, respectively, were not accelerated at that time. On Dec. 16, 2005, the Company accelerated the vesting of all stock options granted on Feb. 8, 2005, totaling 3.5 million. Also on Dec. 16, 2005, the Company accelerated the remaining unvested stock options granted to the then current executive officers of the Company on Feb. 11, 2003 and Feb. 10, 2004, totaling 0.4 million in both years. All other terms and conditions of the stock option grants remain unchanged. The impact of the June 2005 acceleration of vesting of the stock options granted on Feb. 11, 2003 and Feb. 10, 2004 was to increase pro forma stock-based employee compensation expense disclosed above by $62 million, or $38 million net of tax, in the second quarter of 2005. The December 2005 acceleration of vesting of the stock options granted on Feb. 8, 2005 had no impact on the 2005 second quarter pro forma stock-based compensation expense disclosed above. The June and December 2005 accelerated vesting of these stock options increased the 2005 full year pro forma stock-based compensation by $82 million, or $50 million net of tax.

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

As of June 25, 2006, the Company had not yet recognized compensation expense on the following non-vested awards:

	June 25, 2006
	Non-vested	Average Remaining
(in thousands)	Compensation	Recognition Period

Options	$6,946	2.64 years
Restricted stock units	29,328	2.64 years
Total	$36,274

In determining the fair value of compensation cost, the Company values restricted stock unit awards at the quoted closing market price on the date of grant. The determination of the fair value of the stock option awards, using the Black-Scholes option pricing model, incorporated the assumptions in the following tables for general and replacement awards granted during the second quarters and first halves of 2006 and 2005. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on actual historical volatility. Expected life is based on historical experience and consideration of changes in option terms.

	Second Quarter Ended
	June 25, 2006		June 26, 2005
	General	Replacement	General	Replacement
	Awards	Awards	Awards	Awards

Risk-free interest rate	*	*	3.7%	*
Expected dividend yield	*	*	1.8%	*
Expected stock price volatility	*	*	25.0%	*
Expected life (in years)	*	*	5	*

Weighted average fair value	$ *	$ *	$9.10	$ *

	First Half Ended
	June 25, 2006		June 26, 2005
	General	Replacement	General	Replacement
	Awards	Awards	Awards	Awards

Risk-free interest rate	4.6%	*	3.7%	3.3%
Expected dividend yield	2.5%	*	1.8%	1.8%
Expected stock price volatility	22.0%	*	28.1%	22.8%
Expected life (in years)	4	*	5	3

Weighted average fair value	$5.96	$ *	$10.50	$6.96

*No general awards were granted in the second quarter of 2006, and no replacement awards were granted in the second quarters of 2006 and 2005 or the first half of 2006.

For the second quarter and first half ended June 25, 2006, a deferred tax asset of $2 million and $8 million, respectively, was recorded related to the stock-based compensation expense.

Incentive Compensation – Under the Company’s Plan, the exercise price of a stock option award may not be less than the market price of the Company’s common stock at the time the stock option award is granted. Stock option awards are exercisable not less than six months or more than 10 years after the date the stock option award is granted. General stock option awards granted after 2003 have an 8-year term. General stock option awards granted under the Plan prior to 2006 vest in annual 25% increments beginning one year from the date of the grant. General stock option awards granted under the Plan in 2006 vest in annual 33% increments beginning one year from the date of the grant.

Under certain circumstances, replacement options are granted when a participant pays the exercise price of a stock option award and related tax withholding obligations with previously acquired shares of common stock. The number of replacement stock option awards granted is equal to the number of shares used to pay the exercise price and related tax withholding obligations. The exercise price of a replacement stock option award is equal to the market price of the underlying stock on the date of grant and the term is equal to the remaining term of the original stock option award. Replacement stock option awards vest one year from the date of grant. Beginning in 2004, general stock option awards do not have a replacement stock option award feature.

A summary of activity and weighted average prices related to general stock option awards follows:

	Second Quarter Ended			Second Quarter Ended
	June 25, 2006			June 26, 2005
		Weighted	Weighted		Weighted	Weighted
		Avg. Exercise	Avg. Fair		Avg. Exercise	Avg. Fair
(shares in thousands)	Shares	Price	Value*	Shares	Price	Value*

Outstanding, beginning of quarter	35,724	$38.06	$14.50	36,225	$38.17	$15.07
Granted	–	–	–	50	28.26	15.82
Exercised	(372)	20.93	18.65	(221)	21.96	17.33
Canceled/forfeited	(449)	42.80	13.80	(366)	43.40	13.73
Outstanding, end of quarter	34,903	$38.15	$14.46	35,688	$38.20	$15.07

Exercisable, end of quarter	32,907	$38.55	$14.97	29,684	$37.51	$15.70

	First Half Ended			First Half Ended
	June 25, 2006			June 26, 2005
		Weighted	Weighted		Weighted	Weighted
		Avg. Exercise	Avg. Fair		Avg. Exercise	Avg. Fair
	Shares	Price	Value*	Shares	Price	Value*

Outstanding, beginning of year	34,489	$38.38	$15.02	33,051	$37.87	$15.59
Granted	1,925	31.16	5.96	3,782	40.45	10.58
Exercised	(556)	20.52	20.84	(562)	27.83	16.39
Canceled/forfeited	(955)	42.51	13.75	(583)	44.31	13.91
Outstanding, end of half	34,903	$38.15	$14.46	35,688	$38.20	$15.07

Exercisable, end of half	32,907	$38.55	$14.97	29,684	$37.51	$15.70

*Represents weighted average fair value of stock option awards at date of grant or assumption.

A summary of vesting and weighted average fair values related to general stock option awards follows:

	Second Quarter Ended		Second Quarter Ended
	June 25, 2006		June 26, 2005
		Weighted Avg.		Weighted Avg.
(shares in thousands)	Shares	Fair Value*	Shares	Fair Value*

Nonvested, beginning of quarter	2,010	$6.16	10,811	$13.15
Granted	–	–	50	15.82
Vested	(16)	6.16	(4,710)	13.15
Forfeited	–	–	(147)	13.58
Nonvested, end of quarter	1,994	$6.12	6,004	$11.95

	First Half Ended		First Half Ended
	June 25, 2006		June 26, 2005
		Weighted Avg.		Weighted Avg.
	Shares	Fair Value*	Shares	Fair Value*

Nonvested, beginning of year	1,496	$13.63	12,536	$14.34
Granted	1,925	5.96	3,782	10.58
Vested	(1,420)	13.63	(10,022)	14.34
Forfeited	(7)	13.81	(292)	13.94
Nonvested, end of half	1,994	$6.12	6,004	$11.95

*Represents weighted average fair value of stock option awards at date of grant or assumption.

A summary of activity and weighted average prices related to replacement stock option awards follows:

	Second Quarter Ended			Second Quarter Ended
	June 25, 2006			June 26, 2005
		Weighted	Weighted		Weighted	Weighted
		Avg. Exercise	Avg. Fair		Avg. Exercise	Avg. Fair
(shares in thousands)	Shares	Price	Value*	Shares	Price	Value*

Outstanding, beginning of quarter	9,281	$47.78	$8.07	10,589	$47.76	$8.08
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Canceled/forfeited	(259)	47.67	8.31	(180)	45.97	8.48
Outstanding, end of quarter	9,022	$47.78	$8.06	10,409	$47.79	$8.08

Exercisable, end of quarter	9,022	$47.78	$8.06	10,306	$47.84	$8.11

	First Half Ended			First Half Ended
	June 25, 2006			June 26, 2005
		Weighted	Weighted		Weighted	Weighted
		Avg. Exercise	Avg. Fair		Avg. Exercise	Avg. Fair
	Shares	Price	Value*	Shares	Price	Value*

Outstanding, beginning of year	9,520	$47.79	$8.06	10,892	$47.81	$8.11
Granted	–	–	–	13	41.83	6.96
Exercised	–	–	–	(13)	40.84	8.79
Canceled/forfeited	(498)	47.94	7.98	(483)	48.21	8.85
Outstanding, end of half	9,022	$47.78	$8.06	10,409	$47.79	$8.08

Exercisable, end of half	9,022	$47.78	$8.06	10,306	$47.84	$8.11

*Represents weighted average fair value of replacement stock option awards at date of grant or assumption.

A summary of vesting and weighted average fair values related to replacement stock option awards follows:

	Second Quarter Ended		Second Quarter Ended
	June 25, 2006		June 26, 2005
		Weighted Avg.		Weighted Avg.
(shares in thousands)	Shares	Fair Value*	Shares	Fair Value*

Nonvested, beginning of quarter	–	$–	234	$6.27
Granted	–	–	–	–
Vested	–	–	(132)	6.27
Forfeited	–	–	–	–
Nonvested, end of quarter	–	$–	102	$5.11

	First Half Ended		First Half Ended
	June 25, 2006		June 26, 2005
		Weighted Avg.		Weighted Avg.
	Shares	Fair Value*	Shares	Fair Value*

Nonvested, beginning of year	13	$6.96	2,256	$7.45
Granted	–	–	13	6.96
Vested	(13)	6.96	(2,166)	7.45
Forfeited	–	–	(1)	7.18
Nonvested, end of half	–	$–	102	$5.11

*Represents weighted average fair value of replacement stock option awards at date of grant or assumption.

The weighted average remaining contractual term of general and replacement stock option awards was approximately 4.5 years for all outstanding awards and approximately 4.3 years for exercisable awards as of June 25, 2006.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $59 million for general and replacement stock option awards outstanding and exercisable as of June 25, 2006. The total intrinsic value for stock options exercised in the second quarter was approximately $3 million and in the first half of 2006 was approximately $5 million.

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

A summary of restricted stock unit and dividend equivalent unit activity and weighted average fair values follows:

	Second Quarter Ended
	June 25, 2006
		Weighted Avg.
(units in thousands)	Units	Fair Value*

Outstanding and nonvested, beginning of quarter	1,493	$31.16
Restricted stock units granted	2	27.62
Dividend equivalent units granted	8	27.62
Forfeited	(8)	31.00
Vested and issued	–	–
Outstanding and nonvested, end of quarter	1,495	$30.90

	First Half Ended
	June 25, 2006
		Weighted Avg.
	Units	Fair Value*

Outstanding and nonvested, beginning of year	–	$–
Restricted stock units granted	1,493	31.15
Dividend equivalent units granted	16	30.81
Forfeited	(14)	32.29
Vested and issued	–	–
Outstanding and nonvested, end of half	1,495	$30.90

*Represents weighted average fair value of restricted stock units at date of grant or assumption.

Employee Stock Purchase Plan– This plan permits eligible employees to purchase the Company’s common stock at 85% of market price. During the second quarters of 2006 and 2005, 164,758 and 180,206 shares, respectively, were sold to employees under the plan. During the first halves of 2006 and 2005, 333,529 and 344,566 shares, respectively, were sold to employees under this plan. FAS No. 123R, adopted by the Company in the first quarter of 2006, requires that the 15% discount on share purchases by employees be expensed. In the second quarter of 2006, expense of $1 million was recorded. In the first half of 2006, expense of $2 million was recorded. A total of 16 million shares can be purchased under this plan. As of June 25, 2006, a total of 2.8 million shares remained available for sale. The weighted average fair value of shares purchased under the plan in the second quarter of 2006 was $29.05 and for the first half of 2006 was $30.11.

NOTE 7:   PENSION AND POSTRETIREMENT BENEFITS

The components of net periodic benefit cost for Company-sponsored plans for the second quarter were as follows:

	Pension Benefits		Other Postretirement Benefits
	Second Quarter Ended		Second Quarter Ended
(in thousands)	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005

Service cost	$776	$6,323	$322	$299
Interest cost	20,960	20,106	1,889	1,395
Expected return on plans’ assets	(32,088)	(31,903)	–	–
Recognized actuarial loss (gain)	17,217	13,877	(75)	(219)
Amortization of prior service costs	75	(350)	(361)	(359)
Amortization of transition asset	–	(1)	–	–
Special termination benefits (1)	420	–	–	–
Net periodic benefit cost	$7,360	$8,052	$1,775	$1,116

The components of net periodic benefit cost for Company-sponsored plans for the first half were as follows:

	Pension Benefits		Other Postretirement Benefits
	First Half Ended		First Half Ended
(in thousands)	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005

Service cost	$1,889	$12,594	$667	$735
Interest cost	41,412	40,740	3,683	3,887
Expected return on plans’ assets	(63,213)	(63,681)	–	–
Recognized actuarial loss (gain)	32,915	29,403	(63)	(219)
Amortization of prior service costs	109	(708)	(722)	(722)
Amortization of transition asset	–	(2)	–	–
Special termination benefits (1)	1,381	–	–	–
Net periodic benefit cost	$14,493	$18,346	$3,565	$3,681

(1) Costs relate to position eliminations at Newsday.

For the year ended Dec. 31, 2006, the Company plans to contribute $7 million to certain of its union and non-qualified pension plans and $13 million to its other postretirement plans. As of June 25, 2006, $3.8 million of contributions have been made to its union and non-qualified pension plans and $9.5 million of contributions have been made to its other postretirement plans.

NOTE 8:   NON-OPERATING ITEMS

The second quarter and first half of 2006 included several non-operating items, summarized as follows:

	Second Quarter Ended		First Half Ended
	June 25, 2006		June 25, 2006
(in thousands)	Pretax Loss	After-tax Loss	Pretax Gain (Loss)	After-tax Gain (Loss)

Loss on change in fair values of derivatives and related investments	$(6,121)	$(3,734)	$(16,438)	$(10,027)
(Loss) gain on sales of investments	(161)	(98)	3,305	2,016
Loss on investment write-downs and other, net	(442)	(270)	(7,288)	(4,446)
Income tax settlements and adjustments	–	(3,595)	–	(3,595)
Total non-operating items	$(6,724)	$(7,697)	$(20,421)	$(16,052)

The 2006 second quarter and first half changes in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. In the second quarter of 2006, the $6 million non-cash pretax loss resulted from a $5 million increase in the fair value of the derivative component of the Company’s PHONES, and a $1 million decrease in the fair value of 16 million shares of Time Warner common stock. In the first half of 2006, the $16 million non-cash pretax loss resulted from a $4 million increase in the fair value of the derivative component of the PHONES, and $12 million decrease in the fair value of 16 million shares of Time Warner common stock.

The second quarter and first half of 2005 included several non-operating items, summarized as follows:

	Second Quarter Ended		First Half Ended
	June 26, 2005		June 26, 2005
(in thousands)	Pretax Gain	After-tax Gain	Pretax Gain	After-tax Gain

Gain on change in fair values of derivatives and related investments	$61,803	$37,700	$59,551	$36,326
Gain on sales of subsidiaries and investments, net	1,299	792	2,407	1,469
Other, net	3,794	2,315	1,094	667
Income tax settlements and adjustments	–	–	–	11,829
Total non-operating items	$66,896	$40,807	$63,052	$50,291

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

NOTE 9:   INVENTORIES

Inventories consisted of the following:

(in thousands)	June 25, 2006	Dec. 25, 2005

Newsprint	$27,397	$32,672
Supplies and other	12,723	11,431
Total inventories	$40,120	$44,103

Newsprint inventories valued under the LIFO method were less than current cost by approximately $16 million at June 25, 2006 and $14 million at Dec. 25, 2005.

NOTE 10:   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	June 25, 2006			Dec. 25, 2005
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:
Subscribers (useful life of 15 to 20 years)	$190,657	$(67,134)	$123,523	$190,657	$(62,110)	$128,547
Network affiliation agreements (useful life of 40 years) (1) (2)	278,034	(19,103)	258,931	290,320	(16,330)	273,990
Other (useful life of 3 to 40 years)	28,555	(7,685)	20,870	23,482	(6,696)	16,786
Total	$497,246	$(93,922)	403,324	$504,459	$(85,136)	419,323

Goodwill and other intangible assets not subject to amortization:
Goodwill
Publishing			4,415,741			4,380,483
Broadcasting and entertainment (2)			1,485,872			1,566,659
Total goodwill			5,901,613			5,947,142
Newspaper mastheads			1,575,814			1,575,814
FCC licenses (2)			900,916			1,084,654
Tradename			7,932			7,932
Total			8,386,275			8,615,542

Total goodwill and other intangible assets			$8,789,599			$9,034,865

(1)	At June 25, 2006, network affiliation agreements, net of accumulated amortization, included $181 million related to Fox affiliations and $78 million related to WB affiliations.
(2)
The declines in network affiliation agreements, broadcasting and entertainment goodwill and FCC licenses during the first half of 2006 reflect the reclassification of WATL-TV, Atlanta and WCWN-TV, Albany as assets held for sale (see Note 3).

NOTE 11:   DEBT

Debt consisted of the following at June 25, 2006 and Dec. 25, 2005:

(in thousands)	June 25, 2006	Dec. 25, 2005

Borrowings under revolving credit agreements, interest rate of 5.5%	$200,000	$–
Commercial paper, weighted average interest rate of 5.3% and 4.4%, respectively	622,327	923,532
Medium-term notes, weighted average interest rate of 6.2% in 2006 and 2005, due 2006-2008	512,585	555,585
Property financing obligation, effective interest rate of 7.7%, expiring 2009	52,912	60,372
4.875% notes due 2010, net of unamortized discount of $641 and $718, respectively	449,359	449,282
7.25% debentures due 2013, net of unamortized discount of $2,308 and $2,478, respectively	79,775	79,605
5.25% debentures due 2015, net of unamortized discount of $1,441 and $1,519, respectively	328,559	328,481
7.5% debentures due 2023, net of unamortized discount of $4,086 and $4,204, respectively	94,664	94,546
6.61% debentures due 2027, net of unamortized discount of $2,253 and $2,305, respectively	82,707	82,655
7.25% debentures due 2096, net of unamortized discount of $18,210 and $18,304, respectively	129,790	129,696
Interest rate swap	16,158	29,714
Other notes and obligations	17,367	18,553
Total debt excluding PHONES	2,586,203	2,752,021
Less portions due within one year	(839,983)	(302,460)
Long-term debt excluding PHONES	1,746,220	2,449,561
2% PHONES debt related to Time Warner stock, due 2029	519,120	509,701
Total long-term debt	$2,265,340	$2,959,262

Debt due within one year – Debt due within one year at June 25, 2006 included $200 million of borrowings under revolving credit agreements, $622 million of commercial paper and $18 million of property financing and other obligations. Debt due within one year at Dec. 25, 2005 included $286 million of commercial paper and $17 million of property financing and other obligations.

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

The PHONES debenture agreement requires the Company to make principal payments equal to any dividends declared on the 16 million shares of Time Warner common stock. A payment of $.10 per PHONES was made in the second quarter of 2006 for a Time Warner dividend declared in the first quarter of 2006, and a payment of $.10 per PHONES will be due in the third quarter of 2006 for a Time Warner dividend declared in the second quarter of 2006. The Company records the dividends it receives on its Time Warner common stock as dividend income and accounts for the related payment to the PHONES holders as principal reduction.

The Company may redeem the PHONES at any time for the higher of the principal value of the PHONES ($156.70 per PHONES at June 25, 2006) or the then market value of two shares of Time Warner common stock, subject to certain adjustments. At any time, holders of the PHONES may exchange a PHONES for an amount of cash equal to 95% (or 100% under certain circumstances) of the market value of two shares of Time Warner common stock. At June 25, 2006, the market value per PHONES was $65.93 and the market value of two shares of Time Warner common stock was $33.94.

Under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. The fair value of the derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $527 million and $592 million at June 25, 2006 and Dec. 25, 2005, respectively.

The discounted debt component and derivative component of the PHONES were as follows:

(in thousands)	June 25, 2006	Dec. 25, 2005

PHONES Debt:
Discounted debt component (at book value)	$459,520	$454,038
Derivative component (at fair value)	59,600	55,663
Total	$519,120	$509,701

Time Warner stock related to PHONES (at fair value)	$271,520	$282,880

If the PHONES are exchanged in the next year, the Company intends to refinance the PHONES, and has the ability to do so on a long-term basis through its credit agreements. Accordingly, the PHONES have been classified as long-term.

Revolving Credit Agreements– At June 25, 2006, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.2 billion. Outstanding borrowings under these agreements totaled $200 million at June 25, 2006. These borrowings were at a rate of 5.5% (one month LIBOR plus 0.35%). These agreements were scheduled to expire in December 2008, but all borrowings under the agreements were repaid and the agreements were terminated on July 5, 2006 in connection with the establishment of new credit agreements (see “New Credit Agreements” section below). The revolving credit agreements contained covenants, which required the Company to maintain a minimum interest coverage ratio. As of June 25, 2006, the Company was in compliance with the covenants.

Medium-Term Notes – At June 25, 2006, the Company had $513 million of medium-term notes outstanding at an average interest rate of 6.2%. The Company intends to refinance $250 million of the medium-term notes, which mature on November 1, 2006, and has the ability to do so on a long-term basis through a new five-year unsecured term loan facility (see “New Credit Agreements” section below). Accordingly, these notes have been classified as long-term.

New Credit Agreements – On June 19, 2006, the Company entered into a five-year credit agreement and a 364-day bridge credit agreement, both of which were amended and restated on June 27, 2006. The five-year credit agreement provides for a $1.5 billion unsecured term facility, of which $250 million is available to refinance the medium-term notes that mature on November 1, 2006, and a $750 million unsecured revolving facility. The 364-day bridge credit agreement provides for a $2.15 billion bridge facility.

The Company entered into these agreements to finance the Company’s tender offer initiated on May 30, 2006, (see Note 14), to repurchase shares of the Company’s common stock from the McCormick Tribune Foundation and Cantingy Foundation (see Note 14), to repurchase shares of the Company’s common stock pursuant to open market or privately negotiated transactions, to refinance certain indebtedness and to pay fees and expenses incurred in connection with the repurchases. In addition, the revolving facility is available for working capital and general corporate purposes, including acquisitions.

In general, borrowings under the credit agreements will bear interest at a rate equal to LIBOR plus a spread ranging from 0.35% to 1.25%. The applicable spread will be determined on the basis of the Company’s debt ratings by S&P and Moody’s. The Company’s debt ratings will also be used in determining the annual facility fee, which may range from 0.07% to 0.25% of the aggregate unused commitments. In addition, the Company has agreed to pay customary fees to the lenders under the credit agreements.

As of June 25, 2006, the Company had no borrowings under the term facility, the revolving facility or the bridge facility. As of July 21, 2006, the Company had outstanding borrowings of $1.25 billion and $1.4 billion under the term facility and the bridge facility, respectively, and the Company had no borrowings under the revolving facility. As of July 21, 2006, the applicable interest rate on the term facility and the bridge facility was 6.125% and 6.118%, respectively.

The credit agreements contain restrictive covenants, including financial covenants that require the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio. At June 25, 2006, the Company was in compliance with the covenants.

NOTE 12:   COMPREHENSIVE INCOME

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

The Company’s comprehensive income was as follows:

	Second Quarter Ended		First Half Ended
(in thousands)	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005

Net income	$87,834	$233,392	$190,598	$376,237

Unrealized holding loss on marketable securities classified as available-for-sale: Unrealized holding loss arising during the period, before taxes	(3,466)	(1,894)	(1,811)	(7,076)
Income taxes	1,351	739	706	2,760
Unrealized loss on marketable securities
classified as available-for-sale, net of taxes	(2,115)	(1,155)	(1,105)	(4,316)

Change in foreign currency translation adjustments,
net of taxes	137	(104)	149	(119)

Other comprehensive loss	(1,978)	(1,259)	(956)	(4,435)

Comprehensive income	$85,856	$232,133	$189,642	$371,802

NOTE 13:   OTHER MATTERS

Media Ownership Rules – On June 2, 2003, the FCC adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rules would eliminate the cross-ownership prohibition entirely in markets with nine or more television stations and permit combinations of one newspaper and one television station in markets having from four to eight television stations. Under this rule, the Company would be permitted to retain its newspaper and television operations in each of the five markets where it owns both - New York, Los Angeles, Chicago, South Florida and Hartford. In September 2003, the United States Court of Appeals for the Third Circuit stayed the effectiveness of the new media ownership rules pending the outcome of appeals by advocacy groups challenging the new rules. In June 2004, the Third Circuit remanded the new rules to the FCC for further proceedings while keeping the stay in effect. On Jan. 28, 2005, the Company and other media companies filed a joint petition seeking United States Supreme Court review of the June 2004 Third Circuit remand. On June 13, 2005, the Supreme Court declined to review the petition, without addressing the Constitutional arguments raised and without foreclosing additional appeals if the Company’s interests are not adequately addressed as part of the FCC’s remand proceeding. On June 21, 2006, the FCC adopted a Further Notice of Proposed Rulemaking seeking comment on the issues raised by the Third Circuit in its stay and remand, including those relating to the FCC’s new television/newspaper cross-ownership rule. While the Company remains optimistic that the cross-ownership ban will ultimately be loosened in major markets, it cannot predict with certainty the outcome of the FCC’s remand proceeding.

Variable Interest Entities – The Company holds significant variable interests, as defined by FASB Interpretation No. 46 revised December 2003, “Consolidation of Variable Interest Entities”, in CareerBuilder, LLC, Classified Ventures, LLC, ShopLocal, LLC (formerly CrossMedia Services, Inc.) and Topix, LLC, but the Company has determined that it is not the primary beneficiary of these entities. The Company’s maximum loss exposure related to these entities is limited to its equity investments in CareerBuilder, LLC, Classified Ventures, LLC, ShopLocal, LLC, and Topix, LLC, which were $83 million, $41 million, $25 million and $15 million, respectively, at June 25, 2006.

CW Network Affiliations – On Jan. 24, 2006, the Company announced that it had reached a 10-year agreement to affiliate 16 of its television stations currently affiliated with the WB network (including those in New York, Los Angeles and Chicago) with a new broadcast network, the CW Network, being launched in the fall of 2006 by Warner Brothers Entertainment and CBS. The new network will air a portion of the programming currently on the WB Network and the UPN Network, as well as new programming. The WB Network will shut down at that time. The Company will not incur any costs related to the shutdown of the WB Network.

In the second quarter of 2006, the Company announced that its other three current WB network affiliates (Philadelphia, Atlanta and Seattle) will become affiliates of the new broadcast network, MyNetworkTV, also being launched in the fall of 2006 by the FOX Television Stations Network. The new network will air primarily scripted primetime dramas.

New Accounting Standards  – In February 2006, the Financial Accounting Standards Board issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments”, which allows the Company to elect to account for its PHONES obligation as a single financial instrument recorded at fair value each period. Changes in the fair value of the PHONES, as determined by the quoted market price, would be reflected in the Company’s results of operations. The Company is currently evaluating whether it will elect to adopt FAS No. 155 or continue to account for the PHONES under the provisions of FAS No. 133. If the Company makes the election, the Company would be required to adopt FAS No. 155 in the first quarter of 2007.

In June 2006, the Financial Accounting Standards Board issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes-an interpretation of FASB Statement No. 109, Accounting for Income Taxes” (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective beginning January 1, 2007, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on the financial statements.

NOTE 14:   SUBSEQUENT EVENTS

On May 30, 2006, the Company initiated a modified “Dutch Auction” tender offer to repurchase up to 53 million shares of its common stock at a price not greater than $32.50 and not less than $28.00. The tender offer closed at midnight on June 26, 2006, and the Company acquired 45,026,835 shares of its common stock at a price of $32.50 per share on July 5, 2006. The Company also acquired 10 million shares of its common stock from the McCormick Tribune Foundation and the Cantigny Foundation on July 12, 2006 at a price of $32.50 per share. The McCormick Tribune Foundation and the Cantigny Foundation are affiliated non-profit organizations, which together held 13.6% of the Company’s outstanding shares when the tender offer was launched. The Company plans to repurchase up to an additional 20 million shares in the open market before the end of 2006. As of July 21, 2006 the Company had repurchased an additional 2.3 million shares in the open market at a weighted average price of $30.76 per share.

On June 19, 2006, the Company entered into a five-year credit agreement and a 364-day bridge credit agreement, both of which were amended and restated on June 27, 2006, to finance the share repurchases, to refinance certain indebtedness and to pay fees and expenses incurred in connection with the repurchases (see Note 11).

In July 2006, the Company sold 2.8 million shares of Time Warner common stock unrelated to PHONES for net proceeds of approximately $46 million. The Company expects to record a pretax gain on the sale of approximately $19 million in the third quarter of 2006.

NOTE 15:   SEGMENT INFORMATION

Financial data for each of the Company’s business segments was as follows:

	Second Quarter Ended		First Half Ended
(in thousands)	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005

Operating revenues:
Publishing	$1,028,303	$1,038,624	$2,024,832	$2,044,136
Broadcasting and entertainment	403,550	413,365	696,582	713,751
Total operating revenues	$1,431,853	$1,451,989	$2,721,414	$2,757,887

Operating profit (1):
Publishing	$208,657	$217,651	$382,879	$416,190
Broadcasting and entertainment	111,808	130,737	178,608	194,641
Corporate expenses	(14,020)	(13,472)	(34,383)	(26,920)
Total operating profit	$306,445	$334,916	$527,104	$583,911

	June 25, 2006	Dec. 25, 2005

Assets:
Publishing	$8,591,033	$8,612,740
Broadcasting and entertainment	4,038,132	4,425,135
Corporate	1,352,774	1,483,931
Assets held for sale	249,981	24,436
Total assets	$14,231,920	$14,546,242

(1) Operating profit for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
      AND RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the second quarter and first half of 2006 to the second quarter and first half of 2005. Certain prior year amounts have been reclassified to conform with the 2006 presentation. These reclassifications had no impact on reported 2005 total revenues, operating profit or net income.

FORWARD-LOOKING STATEMENTS

The discussion contained in this Item 2 (including, in particular, the discussion under “Liquidity and Capital Resources”), the information contained in the preceding notes to the unaudited condensed consolidated financial statements and the information contained in Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” contain certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors”, in the Company’s 2005 Annual Report on Form 10-K and in Part II, Item 1A, “Risk Factors” of this Quarterly Report on Form 10-Q. Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: changes in advertising demand, circulation levels and audience shares; regulatory and judicial rulings; availability and cost of broadcast rights; competition and other economic conditions; changes in newsprint prices; changes in the Company’s credit ratings and interest rates; changes in accounting standards; adverse results from litigation, governmental investigations or tax-related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments and divestitures; the effect of derivative transactions; and the Company’s reliance on third-party vendors for various services. The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

RECENT DEVELOPMENTS

Sales of WATL-TV, Atlanta and WCWN-TV, Albany – On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta to Gannett Co., Inc for $180 million. The transaction requires FCC approval and is expected to close in the third quarter of 2006. On June 19, 2006, the Company announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. The transaction requires FCC approval and is expected to close in late 2006 or early 2007.

These businesses were considered components of the Company’s broadcasting and entertainment segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses will be eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations after the completion of the sales. Accordingly, these businesses are now classified as assets held for sale, and their assets and liabilities are presented separately in the June 25, 2006 condensed consolidated balance sheet. In addition, the results of operations of these businesses are now reported as discontinued operations in the condensed consolidated statements of income. Prior year consolidated statements of income have been restated.

In conjunction with the sales of WATL-TV, Atlanta and WCWN-TV, Albany, the Company recorded in the second quarter of 2006 a pretax loss totaling $90 million, including $80 million of allocated television group goodwill, to write down the net assets of the stations to estimated fair value, less costs to sell. In accordance with Financial Accounting Standard (“FAS”) No. 142, “Goodwill and Other Intangible Assets”, the Company aggregates all of its television stations into one reporting unit for goodwill accounting purposes. Although no goodwill was recorded when the Atlanta station was acquired and only $0.3 million of goodwill was recorded for the Albany acquisition, FAS No. 142 requires the Company to allocate a portion of its total television group goodwill to stations that are sold based on the fair value of the stations, relative to the fair value of the Company’s remaining stations.

Tender Offer– On May 30, 2006, the Company initiated a modified “Dutch Auction” tender offer to repurchase up to 53 million shares of its common stock at a price not greater than $32.50 and not less than $28.00. The tender offer closed at midnight on June 26, 2006, and the Company acquired 45,026,835 shares of its common stock at a price of $32.50 per share on July 5, 2006. The Company also acquired 10 million shares of its common stock from the McCormick Tribune Foundation and the Cantigny Foundation on July 12, 2006 at a price of $32.50 per share. The McCormick Tribune Foundation and the Cantigny Foundation are affiliated non-profit organizations, which together held 13.6% of the Company’s outstanding shares when the tender offer was launched. The Company plans to repurchase up to an additional 20 million shares in the open market before the end of 2006. As of July 21, 2006, the Company had repurchased an additional 2.3 million shares in the open market at a weighted average price of $30.76 per share.

New Credit Agreements – On June 19, 2006, the Company entered into a five-year credit agreement and a 364-day bridge credit agreement, both of which were amended and restated on June 27, 2006. The five-year credit agreement provides for a $1.5 billion unsecured term facility, of which $250 million is available to refinance the medium-term notes that mature on November 1, 2006, and a $750 million unsecured revolving facility. The 364-day bridge credit agreement provides for a $2.15 billion bridge facility.

The Company entered into these agreements to finance the Company’s tender offer initiated on May 30, 2006, to repurchase shares of the Company’s common stock from the McCormick Tribune Foundation and Cantingy Foundation, to repurchase shares of the Company’s common stock pursuant to open market or privately negotiated transactions, to refinance certain indebtedness and to pay fees and expenses incurred in connection with the repurchases. In addition, the revolving facility is available for working capital and general corporate purposes, including acquisitions.

In general, borrowings under the credit agreements will bear interest at a rate equal to LIBOR plus a spread ranging from 0.35% to 1.25%. The applicable spread will be determined on the basis of the Company’s debt ratings by S&P and Moody’s. The Company’s debt ratings will also be used in determining the annual facility fee, which may range from 0.07% to 0.25% of the aggregate unused commitments. In addition, the Company has agreed to pay customary fees to the lenders under the credit agreements.

As of June 25, 2006, the Company had no borrowings under the term facility, the revolving facility or the bridge facility. As of July 21, 2006, the Company had outstanding borrowings of $1.25 billion and $1.4 billion under the term facility and the bridge facility, respectively, and the Company had no borrowings under the revolving facility. As of July 21, 2006, the applicable interest rate on the term facility and the bridge facility was 6.125% and 6.118%, respectively.

The credit agreements contain restrictive covenants, including financial covenants that require the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio. At June 25, 2006, the Company was in compliance with the covenants.

CW Network Affiliations – On Jan. 24, 2006, the Company announced that it had reached a 10-year agreement to affiliate 16 of its television stations currently affiliated with the WB network (including those in New York, Los Angeles and Chicago) with a new broadcast network, the CW Network, being launched in the fall of 2006 by Warner Brothers Entertainment and CBS. The new network will air a portion of the programming currently on the WB Network and the UPN Network, as well as new programming. The WB Network will shut down at that time. The Company will not incur any costs related to the shutdown of the WB Network.

In the second quarter of 2006, the Company announced that its other three current WB network affiliates (Philadelphia, Atlanta and Seattle) will become affiliates of the new broadcast network, MyNetworkTV, also being launched in the fall of 2006 by the FOX Television Stations Network. The new network will air primarily scripted primetime dramas.

Critical Accounting Policies – As of June 25, 2006, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended Dec. 25, 2005, have not changed from Dec. 25, 2005, except for the adoption of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (“FAS No. 123R”). See Note 6 to the Company’s condensed consolidated financial statements for additional information regarding the Company’s adoption of FAS No. 123R.

NON-OPERATING ITEMS

The second quarter and first half of 2006 included several non-operating items, summarized as follows:

	Second Quarter Ended June 25, 2006			First Half Ended June 25, 2006
(in millions, except per share data)	Pretax Loss	After-tax Loss	Diluted EPS	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS

Loss on change in fair values of derivatives and related investments	$(6.1)	$(3.7)	$(.01)	$(16.4)	$(10.0)	$(.03)
(Loss) gain on sales of investments	(.2)	(.1)	–	3.3	2.0	.01
Loss on investment write-downs and other, net	(.4)	(.3)	–	(7.3)	(4.4)	(.02)
Income tax adjustments	–	(3.6)	(.01)	–	(3.6)	(.01)
Total non-operating items	$(6.7)	$(7.7)	$(.03)	$(20.4)	$(16.0)	$(.05)

The 2006 second quarter and first half changes in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. In the second quarter of 2006, the $6 million non-cash pretax loss resulted from a $5 million increase in the fair value of the derivative component of the Company’s PHONES, and a $1 million decrease in the fair value of 16 million shares of Time Warner common stock. In the first half of 2006, the $16 million non-cash pretax loss resulted from a $4 million increase in the fair value of the derivative component of the PHONES, and $12 million decrease in the fair value of 16 million shares of Time Warner common stock.

The second quarter and first half of 2005 included several non-operating items, summarized as follows (in millions, except per share data):

	Second Quarter Ended June 26, 2005			First Half Ended June 26, 2005
(in millions, except per share data)	Pretax Gain	After-tax Gain	Diluted EPS	Pretax Gain	After-tax Gain	Diluted EPS

Gain on change in fair values of derivatives and related investments	$61.8	$37.7	$.12	$59.6	$36.3	$.12
Gain on sales of subsidiaries and investments, net	1.3	.8	–	2.4	1.5	.01
Other, net	3.8	2.3	.01	1.1	.7	–
Income tax settlement adjustments	–	–	–	–	11.8	.03
Total non-operating items	$66.9	$40.8	$.13	$63.1	$50.3	$.16

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

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2006 and 2005 second quarters reflect these seasonal patterns. Unless otherwise stated, the Company’s discussion of its results of operations relates to continuing operations, and therefore excludes WATL-TV, Atlanta and WCWN-TV, Albany. See the “Discontinued Operations” section that follows.

CONSOLIDATED

The Company’s consolidated operating results for the second quarters and first halves of 2006 and 2005 are shown in the table below:

	Second Quarter				First Half
(in millions, except per share data)	2006	2005	Change		2006	2005	Change

Operating revenues	$1,432	$1,452	-	1%	$2,721	$2,758	-	1%

Operating profit (1)	$306	$335	-	9%	$527	$584	-	10%

Net income on equity investments	$26	$12	+	119%	$33	$12	+	163%

Income from continuing operations	$164	$231	-	29%	$265	$372	-	29%

(Loss) income from discontinued operations, net of tax	$(76)	$2		*	$(75)	$4		*

Net income	$88	$233	-	62%	$191	$376	-	49%

Diluted earnings per share:
Continuing operations	$.53	$.72	-	26%	$.86	$1.16	-	26%
Discontinued operations	(.25)	.01		*	(.25)	.01		*
Net income	$.28	$.73	-	62%	$.61	$1.17	-	48%

(1)	Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

* Not meaningful

Earnings Per Share (“EPS”) –Diluted EPS for the second quarter was $.28 in 2006, compared to $.73 in 2005, and for the first half was $.61 in 2006, compared to $1.17 in 2005. Diluted EPS from continuing operations for the 2006 second quarter was $.53 compared with $.72 in 2005. The 2006 second quarter results from continuing operations included a non-operating charge of $.03 per diluted share, a charge of $.01 per diluted share as a result of the adoption of the new accounting standard for stock-based compensation, and a gain of $.01 per diluted share related to the Company’s share of a one-time favorable income tax adjustment recorded at Careerbuilder. The 2005 second quarter results from continuing operations included a non-operating gain of $.13 per diluted share. Diluted EPS from continuing operations for the first half of 2006 was $.86 and included a net non-operating charge of $.05 per diluted share, a charge of $.05 per diluted share for stock-based compensation, a charge of $.04 per diluted share for severance and other payments associated with the new union contracts at Newsday, a gain of $.01 per diluted share related to property sales in publishing, and a gain of $.01 related to the Careerbuilder income tax adjustment. Diluted EPS from continuing operations for the first half of 2005 was $1.16 and included a non-operating gain of $.16 per diluted share.

The Company incurred a loss from discontinued operations of $.25 per diluted share in both the second quarter and first half of 2006. Income from discontinued operations was $.01 per diluted share in both the second quarter and first half of 2005.

Operating Revenues and Profit – The Company’s consolidated operating revenues, depreciation and amortization expense, and operating profit by business segment for the second quarter and first half were as follows:

	Second Quarter				First Half
(in millions)	2006	2005	Change		2006	2005	Change

Operating revenues
Publishing	$1,028	$1,039	-	1%	$2,025	$2,044	-	1%
Broadcasting and entertainment	404	413	-	2%	696	714	-	2%
Total operating revenues	$1,432	$1,452	-	1%	$2,721	$2,758	-	1%

Depreciation and amortization expense
Publishing	$42	$45	-	6%	$85	$90	-	5%
Broadcasting and entertainment	13	12	+	4%	25	24	+	2%
Corporate	-	1	-	15%	-	1	-	15%
Total depreciation and amortization expense	$55	$58	-	4%	$110	$115	-	4%

Operating profit (loss) (1)
Publishing	$208	$218	-	4%	$383	$416	-	8%
Broadcasting and entertainment	112	131	-	14%	178	195	-	8%
Corporate expenses	(14)	(14)	+	4%	(34)	(27)	+	28%
Total operating profit	$306	$335	-	9%	$527	$584	-	10%

(1) Operating profit for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Consolidated operating revenues for the 2006 second quarter declined 1% to $1.43 billion from $1.45 billion in 2005, and for the first half decreased 1% to $2.72 billion from $2.76 billion. These declines were due to lower publishing and broadcasting and entertainment revenues.

Consolidated operating profit decreased 9%, or $29 million, in the second quarter of 2006 and decreased 10%, or $57 million, in the first half. Publishing operating profit decreased 4%, or $10 million, in the second quarter of 2006 and 8%, or $33 million, in the first half. Publishing operating profit in the first half of 2006 included a $20 million charge related to new Newsday union contracts, $10 million of stock-based compensation expense, and a $7 million gain on property sales. Broadcasting and entertainment operating profit was down 14%, or $19 million, in the second quarter of 2006 and 8%, or $17 million, in the first half of 2006 primarily due to decreases in operating revenues and higher programming expenses.

Operating Expenses –Consolidated operating expenses for the second quarter and first half were as follows:

	Second Quarter				First Half
(in millions)	2006	2005	Change		2006	2005	Change

Cost of sales	$708	$701	+	1%	$1,350	$1,357	-	1%
Selling, general and administrative	362	358	+	1%	734	702	+	5%
Depreciation and amortization	55	58	-	4%	110	115	-	4%
Total operating expenses	$1,125	$1,117	+	1%	$2,194	$2,174	+	1%

Cost of sales increased 1%, or $7 million, in the 2006 second quarter and declined 1%, or $7 million, in the first half. Compensation expense in the second quarter of 2006 decreased 2%, or $5 million, from 2005. Compensation expense decreased 6%, or $32 million, in the first half primarily due to the impact of position eliminations in 2005 and the absence of the $13.5 million of additional compensation expense recorded by the Chicago Cubs related to a player trade in the first quarter of 2005. Newsprint and ink expense increased 5%, or $6 million, in the second quarter and 5%, or $12 million, in the first half of 2006. The Company’s newspapers have transitioned to lighter weight newsprint that on a per ton basis costs more, but yields more pages. On a same-weight basis, average newsprint costs increased 12% and consumption declined 7% in both the second quarter and first half. Programming expense increased 7%, or $5 million, in the 2006 second quarter and 6%, or $10 million, in the first half due to higher broadcast rights amortization.

Selling, general and administrative (“SG&A”) expenses were up 1%, or $4 million, in the 2006 second quarter and 5%, or $32 million, in the first half. Compensation expense increased 3%, or $5 million, in the 2006 second quarter primarily due to stock-based compensation. In the first half of 2006, compensation expense increased 10%, or $36 million, primarily due to a $20 million charge for severance and other payments associated with new union contracts at Newsday and $23 million of stock-based compensation, partially offset by the impact of position eliminations in 2005. SG&A expense for the first half of 2006 also included a $7 million gain on property sales.

Depreciation and amortization of intangible assets decreased 4% in both the second quarter and first half of 2006.

PUBLISHING

Operating Revenues and Profit –The following table presents publishing operating revenues, operating expenses and operating profit for the second quarter and first half. References in this discussion to individual daily newspapers include their related businesses.

	Second Quarter				First Half
(in millions)	2006	2005	Change		2006	2005	Change

Operating revenues	$1,028	$1,039	-	1%	$2,025	$2,044	-	1%

Operating expenses	820	821		-	1,642	1,628	+	1%

Operating profit (1)	$208	$218	-	4%	$383	$416	-	8%

(1) Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Publishing operating revenues decreased 1%, or $11 million, for the second quarter and 1%, or $19 million, for the first half of 2006. The largest declines were at Newsday and Chicago, while the largest increases were at Orlando and  South Florida.

Operating profit for the 2006 second quarter decreased 4%, or $10 million, and for the first half decreased 8%, or $33 million. Operating expenses were about flat in the second quarter as a $6 million increase in newsprint and ink expense was offset by $3 million decrease in compensation, a decline of $3 million in depreciation and amortization and a decrease of $1 million in all other cash expenses. Publishing operating expenses in the first half of 2006 increased 1%, or $14 million, and included a $20 million charge related to the new union contracts at Newsday and $10 million of stock-based compensation expense, partially offset by a $7 million gain on property sales. All other expenses were down slightly as higher newsprint and ink and total market coverage postage expenses were more than offset by lower compensation and benefits, primarily due to a 6% (1,100 positions) reduction in staffing.

Publishing operating revenues, by classification, for the second quarter and first half were as follows:

	Second Quarter				First Half
(in millions)	2006	2005	Change		2006	2005	Change
Advertising
Retail	$334	$332	+	1%	$632	$636	-	1%
National	177	190	-	7%	361	390	-	8%
Classified	312	301	+	3%	618	584	+	6%
Total advertising	823	823		-	1,611	1,610		-
Circulation	142	150	-	5%	288	302	-	5%
Other	63	66	-	4%	126	132	-	4%
Total revenues	$1,028	$1,039	-	1%	$2,025	$2,044	-	1%

Total advertising revenues were relatively flat in the second quarter and first half of 2006. Retail advertising increased 1%, or $2 million, in the second quarter due to increases in the hardware/home improvement stores, amusements, personal services and specialty merchandise categories, partially offset by decreases in the other retail and department stores categories. Retail advertising was down 1%, or $4 million, in the first half of 2006 due to declines in the other retail and department stores categories, partially offset by increases in the hardware/home improvement stores, personal services and amusements categories. Preprint revenues were flat in the second quarter and decreased 1%, or $4 million, in the first half of 2006. Chicago led preprint revenue growth with an increase of 4% in the second quarter and 6% in the first half of 2006. Preprint revenues in South Florida and Baltimore were up 10% and 8%, respectively, for the second quarter and rose 5% and 3%, respectively, in the first half of 2006. These improvements were largely offset by decreases at Newsday of 24% in the second quarter and 26% in the first half of 2006. National advertising revenues decreased 7%, or $13 million, in the second quarter and 8%, or $29 million, in the first half of 2006 primarily due to decreases in the movies, auto, technology and resorts categories, partially offset by increases in the health care, media and telecom categories. Classified advertising revenues improved 3%, or $11 million, in the second quarter and 6%, or $34 million, in the first half of 2006. The second quarter increase was primarily due to a 29% increase in real estate, partially offset by a 13% decrease in auto. The first half increase was primarily due to a 32% increase in real estate and a 2% gain in help wanted, partially offset by an 11% decrease in auto. Interactive revenues, which are included in the above categories, increased 27%, or $12 million, in the second quarter and 28%, or $24 million, in the first half of 2006 due primarily to strength in classified advertising.

Advertising volume for the second quarter and first half was as follows:

	Second Quarter				First Half
Inches (in thousands)	2006	2005	Change		2006	2005	Change

Full run
Retail	1,491	1,495		-	2,816	2,880	-	2%
National	879	919	-	4%	1,776	1,885	-	6%
Classified	2,794	2,608	+	7%	5,439	4,989	+	9%
Total full run	5,164	5,022	+	3%	10,031	9,754	+	3%
Part run	5,586	5,306	+	5%	10,547	10,305	+	2%
Total inches	10,750	10,328	+	4%	20,578	20,059	+	3%

Preprint pieces (in millions)	3,624	3,759	-	4%	6,978	7,257	-	4%

Full run advertising inches increased 3% for both the second quarter and the first half of 2006 due to a 7% increase in the classified advertising category in the second quarter and a 9% increase in the first half, partially offset by a decrease in the national advertising category. Full run retail advertising inches remained flat in the second quarter and decreased 2% in the first half due to decreases at South Florida, Los Angeles, Baltimore, Orlando and Hartford, partially offset by increases at Chicago, Newsday and Hoy. Full run national advertising inches decreased 4% in the second quarter and 6% in the first half primarily due to reductions in Chicago, Newsday, South Florida and Allentown. Full run classified advertising inches were up 7% in the second quarter and 9% in the first half of 2006 primarily due to increases at Orlando, Los Angeles and South Florida, partially offset by reductions at Chicago and Newsday. Part run advertising inches increased 5% in the second quarter and 2% in the first half of 2006 primarily due to increases in Chicago, Los Angeles, Hartford, and South Florida, partially offset by decreases in Orlando and Newsday. Preprint advertising pieces decreased 4% in both the second quarter and first half of 2006 primarily due to a decrease at Newsday, partially offset by increases at Hartford and Los Angeles.

Circulation revenues were down 5% in both the second quarter and first half of 2006 due to selective discounting and a decline in total net paid circulation copies for daily and Sunday. The largest revenue declines in the second quarter were at Chicago, Los Angeles and Orlando, and the largest declines in the first half were at Chicago, Baltimore and Orlando. Total net paid circulation averaged 2.9 million copies daily (Mon-Fri) in the second quarter, down 5% from the prior year, and 4.2 million copies Sunday, representing a decline of 4% from the prior year. These declines were mainly due to the Company’s continuing efforts to reduce “other paid” circulation (typically copies distributed to schools and hotels). Individually paid circulation (home delivery plus single copy) in the second quarter of 2006 was down 2% for daily and down 2.5% for Sunday. Individually paid circulation for the first half of 2006 was flat for daily and down 2% for Sunday.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues decreased 4%, or $3 million, and 4%, or $6 million, in the second quarter and first half of 2006, respectively.

Operating Expenses – Operating expenses for the second quarter and first half were as follows:

	Second Quarter				First Half
(in millions)	2006	2005	Change		2006	2005	Change

Compensation (1)	$337	$340	-	1%	$695	$686	+	1%
Newsprint and ink	128	122	+	5%	252	240	+	5%
Circulation distribution	118	115	+	2%	234	229	+	2%
Promotion	26	30	-	12%	50	54	-	7%
Depreciation and amortization	42	45	-	6%	85	90	-	5%
Other (2)	169	169		-	326	329	-	1%
Total operating expenses	$820	$821		-	$1,642	$1,628	+	1%

(1) Compensation for the first half of 2006 included a $20 million charge related to new union contracts at Newsday and $10 million of stock-based compensation expense.
(2) Other expenses for the first half of 2006 were net of a $7 million gain on property sales.

Publishing operating expenses were relatively flat in the second quarter at $820 million and increased 1%, or $14 million, in the first half of 2006. Compensation expense decreased 1%, or $3 million, in the second quarter, and increased 1%, or $9 million, in the first half of 2006. The first half increase was primarily due to a $20 million charge related to the new union contracts at Newsday and $10 million of stock-based compensation expense, partially offset by a 6% (1,100 full- time equivalent positions) reduction in staffing. Newsprint and ink expense increased 5%, or $6 million, in the second quarter and 5%, or $12 million, in the first half of 2006. The Company’s newspapers transitioned to lighter weight newsprint that on a per ton basis costs more, but yields more pages. On a same-weight basis, average newsprint costs increased 12% and consumption declined 7% in both the second quarter and first half. Circulation distribution expense increased 2%, or $3 million, in the second quarter and 2%, or $5 million, in the first half due to higher total market coverage postage expenses resulting from higher postage rates and increased volume. Promotion expenses decreased 12%, or $4 million, in the second quarter, and 7%, or $4 million, in the first half of 2006 as part of the Company’s cost reductions in 2006.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit – The following table presents broadcasting and entertainment operating revenues, operating expenses and operating profit for the second quarter and first half. Entertainment includes Tribune Entertainment and the Chicago Cubs.

	Second Quarter				First Half
(in millions)	2006	2005	Change		2006	2005	Change

Operating revenues
Television	$320	$324	-	1%	$595	$605	-	2%
Radio/entertainment	84	89	-	6%	101	109	-	7%
Total operating revenues	$404	$413	-	2%	$696	$714	-	2%

Operating expenses
Television	$215	$207	+	4%	$418	$403	+	4%
Radio/entertainment	77	76	+	1%	100	116	-	14%
Total operating expenses	$292	$283	+	3%	$518	$519		-

Operating profit (loss) (1)
Television	$105	$118	-	11%	$177	$202	-	12%
Radio/entertainment	7	13	-	49%	1	(7)	+	*
Total operating profit	$112	$131	-	14%	$178	$195	-	8%

(1) Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

* Not meaningful

Broadcasting and entertainment operating revenues decreased 2%, or $9 million, in the 2006 second quarter and 2%, or $18 million, in the first half. Television revenues were down 1%, or $4 million, in the second quarter and 2%, or $10 million, in the first half of 2006 due to lower advertising revenues, which were affected by a continuing uneven advertising environment, primarily driven by weakness in the automobile, retail and movie categories, partially offset by gains in the telecom, education and financial advertising categories. Radio/entertainment revenues were down 6%, or $5 million, in the 2006 second quarter and 7%, or $8 million, in the first half of 2006 due to lower revenues at WGN radio, reduced syndication revenue at Tribune Entertainment and fewer home games for the Chicago Cubs.

Operating profit for broadcasting and entertainment was down 14%, or $19 million, in the 2006 second quarter and 8%, or $17 million, in the first half. Television operating profit decreased 11%, or $13 million, in the second quarter and 12%, or $25 million, in the first half due to decreases in operating revenues, increases in broadcast rights amortization and stock-based compensation. Radio/entertainment operating profit decreased $6 million in the second quarter of 2006 due to lower revenues at WGN Radio and fewer home games for the Chicago Cubs. First half 2006 radio/entertainment operating profit increased $8 million primarily due to the absence of the $13.5 million of additional compensation expense recorded by the Chicago Cubs related to a player trade in the first quarter of 2005, partially offset by a decline in operating revenues.

Operating Expenses– Operating expenses for the second quarter and first half were as follows:

	Second Quarter				First Half
(in millions)	2006	2005	Change		2006	2005	Change

Compensation	$131	$129	+	2%	$203	$217	-	6%
Programming	91	86	+	7%	180	170	+	6%
Depreciation and amortization	13	12	+	4%	25	24	+	2%
Other	57	56	+	1%	110	108	+	2%
Total operating expenses	$292	$283	+	3%	$518	$519		-

Broadcasting and entertainment operating expenses increased 3%, or $9 million, in the 2006 second quarter and decreased $1 million for the first half. Compensation expense increased 2%, or $2 million, in the 2006 second quarter primarily due to stock-based compensation and decreased 6%, or $14 million, in the first half, primarily due to the absence of the $13.5 million of additional compensation expense recorded by the Chicago Cubs related to a player trade in the first quarter of 2005. Programming expense increased 7%, or $5 million, in the 2006 second quarter and 6%, or $10 million, in the first half due primarily due to higher broadcast rights amortization. Other cash expenses were up 1%, or $1 million, in the 2006 second quarter and 2%, or $2 million, in the first half.

CORPORATE EXPENSES

Corporate expenses for the 2006 second quarter increased 4% from the second quarter of 2005, and for the first half of 2006 rose 28% to $34 million from $27 million. The increases were primarily due to $1 million and $9 million of stock-based compensation expense recorded in the second quarter and first half of 2006, respectively, partially offset by savings from staff reductions and other cost reductions.

EQUITY RESULTS

Net income on equity investments increased $14 million to $26 million in the 2006 second quarter, and increased $20 million to $33 million in the first half of 2006. The increases were primarily due to operating improvements at TV Food Network and CareerBuilder and included the Company’s $6 million share of a one-time favorable income tax adjustment at CareerBuilder recorded in the second quarter of 2006. In addition, the Company is no longer recording losses for the WB Network as the Company’s book investment has been reduced to zero.

INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE, AND INCOME TAXES

Interest and dividend income for the 2006 second quarter increased $1 million to $2 million and increased $2 million to $5 million for the first half of 2006 primarily due to dividends received on the Company’s investment in 19 million Time Warner shares. Interest expense for the 2006 second quarter increased 34% to $47 million, and for the first half increased 36% to $96 million, primarily due to higher interest rates and debt levels. Debt, excluding the PHONES, was $2.6 billion at the end of the 2006 second quarter, compared with $1.9 billion at the end of the second quarter of 2005.

The effective tax rate on income from continuing operations in the 2006 second quarter and first half was 41.6% and 40.7%, respectively, compared with rates of 39.0% and 37.0% in the second quarter and first half of 2005, respectively. During the second quarter of 2006, the Company recorded income tax adjustments of $4 million as an increase in income tax expense. In the first half of 2005, the Company reduced its income tax expense and liabilities by $12 million as a result of favorably resolving certain federal income tax issues.

DISCONTINUED OPERATIONS

On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta to Gannett Co., Inc for $180 million. The transaction requires FCC approval and is expected to close in the third quarter of 2006. On June 19, 2006, the Company announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. The transaction requires FCC approval and is expected to close in late 2006 or early 2007.

These businesses were considered components of the Company’s broadcasting and entertainment segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses will be eliminated from the ongoing operations of the Company as a result of the sales and the Company will not have any significant continuing involvement in their operations after the completion of the sales. Accordingly, these businesses are now classified as assets held for sale and their assets and liabilities are presented separately in the June 25, 2006 condensed consolidated balance sheet. In addition, the results of operations of these businesses are now reported as discontinued operations in the condensed consolidated statements of income. Prior year consolidated statements of income have been restated.

In conjunction with the sales of WATL-TV, Atlanta and WCWN-TV, Albany, the Company recorded in the second quarter of 2006 a pretax loss totaling $90 million, including $80 million of allocated television group goodwill, to write down the net assets of the stations to estimated fair value, less costs to sell. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets”, the Company aggregates all of its television stations into one reporting unit for goodwill accounting purposes. Although no goodwill was recorded when the Atlanta station was acquired and only $0.3 million of goodwill was recorded for the Albany acquisition, FAS No. 142 requires the Company to allocate a portion of its total television group goodwill to stations that are sold based on the fair value of the stations, relative to the fair value of the Company’s remaining stations.

Selected financial information related to discontinued operations is summarized as follows:

	Second Quarter Ended		First Half Ended
(in thousands)	June 25, 2006	June 26, 2005	June 25, 2006	June 26, 2005

Operating revenues	$10,400	$10,079	$19,922	$19,925

Operating profit	$3,095	$3,385	$5,293	$6,446
Expected loss on sales of discontinued operations	(90,055)	–	(90,055)	–
(Loss) income from discontinued operations\ before income taxes	(86,960)	3,385	(84,762)	6,446
Income taxes (1)	10,817	(1,322)	9,951	(2,515)
(Loss) income from discontinued operations, net
of tax	$(76,143)	$2,063	$(74,811)	$3,931

(Loss) income from discontinued operations per share:
Basic	$(.25)	$.01	$(.25)	$.01
Diluted	$(.25)	$.01	$(.25)	$.01

(1) Income taxes for the second quarter of 2006 included a tax benefit of $12 million related to the $90 million expected pretax loss on sales of discontinued operations. The tax benefit was only 13.4% of the pretax loss because most of the $80 million goodwill allocation, which is included in the expected loss, is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by operations in the first half was $470 million in 2006, down 11% from $527 million in 2005. The Company expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations, borrowings under the new credit agreements described below and, if necessary, by the issuance of additional debt and proceeds from the issuance of stock related to stock option exercises.

Net cash used for investments totaled $105 million in the first half of 2006 compared with $103 million in the first half of 2005. The Company spent $62 million for capital expenditures and $50 million in cash for acquisitions and investments in the first half of 2006.

Net cash used for financing activities in the first half of 2006 was $403 million and included repayments of commercial paper and long-term debt, repurchases of common stock and the payment of dividends, partially offset by borrowings under revolving credit agreements and proceeds from sales of stock to employees. The Company borrowed $200 million under its revolving credit agreements in June 2006. The Company repaid $301 million of commercial paper, net of issuances, and $55 million of long-term debt during the first half of 2006. The Company repurchased and retired 4.6 million shares of its common stock in the open market for $138 million in the first half of 2006. Under the Company’s 2000 and 2005 stock repurchase authorizations, the Company may buy back an additional $862 million of its common stock as of June 25, 2006. In addition, in May 2006, in connection with the Company’s modified “Dutch Auction” tender offer, the Board of Directors authorized the repurchase of an additional 12 million shares of the Company’s common stock.

The Company completed its modified “Dutch Auction” tender and acquired 45,026,835 shares of its common stock at a price of $32.50 per share on July 5, 2006. The Company also acquired 10 million shares of its common stock from the McCormick Tribune Foundation and the Cantigny Foundation on July 12, 2006 at a price of $32.50 per share. The Company plans to repurchase up to an additional 20 million shares in the open market before the end of 2006. As of July 21, 2006 the Company had repurchased an additional 2.3 million shares in the open market at a weighted average price of $30.76 per share. Dividends paid on common and preferred stock totaled $113 million in the first half of 2006.

On June 25, 2006, the Company had revolving credit agreements with a number of financial institutions providing for borrowings in an aggregate amount of up to $1.2 billion. As of June 25, 2006, borrowings under these credit agreements totaled $200 million. On June 19, 2006, the Company entered into a five-year credit agreement and a 364-day bridge credit agreement, both of which were amended and restated on June 27, 2006. On July 5, 2006, in connection with its initial borrowings under the new credit agreements, the Company repaid all borrowings under and terminated each of its former revolving credit agreements. See the discussion contained in this Item 2 under “Recent Developments”.

The Company’s commercial paper is currently rated “A-3”, “NP”, “F-3” and “R-2M” by Standard and Poor’s (S&P), Moody’s Investors Services (“Moody’s”), Fitch Ratings (“Fitch”) and Dominion Bond Rating Service (“Dominion”), respectively. The Company’s senior unsecured long-term debt is rated “BBB-“ by S&P, “Bal” by Moody’s, “BBB-“ by Fitch and “BBB” by Dominion. Moody’s and Dominion have “stable” outlooks on the Company, and S&P and Fitch have “negative” outlooks.

The Company has for several years maintained active debt shelf registration statements for its medium-term note program and other financing needs. A $1 billion shelf registration statement was declared effective in February 2006. In July 2006, a new shelf registration statement was filed and declared effective, replacing the shelf registration statement declared effective in February 2006. The new shelf registration statement does not have a designated amount, but the Company’s Board of Directors has authorized the issuance and sale of up to $3 billion of debt securities, inclusive of the $1 billion that was registered pursuant to the February 2006 registration statement. Proceeds from any future debt issuances under the new shelf would be used for general corporate purposes, including repayment of debt, capital expenditures, working capital, financing of acquisitions and stock repurchase programs.

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

EQUITY PRICE RISK

Available-For-Sale Securities –The Company has common stock investments in several publicly traded companies that are subject to market price volatility. Except for 16 million shares of Time Warner common stock (see discussion below), these investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in the accumulated other comprehensive income component of shareholders’ equity.

The following analysis presents the hypothetical change at June 25, 2006 in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price. As of June 25, 2006, the Company’s common stock investments in publicly traded companies that are classified as available-for-sale consisted primarily of 3.0 million shares of Time Warner common stock unrelated to PHONES (see discussion below in “Derivatives and Related Trading Securities”) and 3.4 million shares of AdStar, Inc.

	Valuation of Investments Assuming Indicated Decrease in Stock’s Price			June 25, 2006	Valuation of Investments Assuming Indicated Increase in Stock’s Price
(In thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Common stock investments in public companies	$38,485	$43,983	$49,481	$54,979(1) (2)	$60,477	$65,975	$71,473

(1)	Excludes 16 million shares of Time Warner common stock. See discussion below in “Derivatives and Related Trading Securities.”
(2)	In July 2006, the Company sold 2.8 million shares of Time Warner common stock unrelated to PHONES for net proceeds of approximately $46 million.

During the last 12 quarters preceding June 25, 2006, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in two of the quarters, by 20% or more in none of the quarters and by 30% or more in none of the quarters.

Derivatives and Related Trading Securities –The Company issued 8 million PHONES in April 1999 indexed to the value of its investment in 16 million shares of Time Warner common stock (see Note 8 to the Company’s consolidated financial statements in the 2005 Annual Report on Form 10-K). Beginning in the second quarter of 1999, this investment in Time Warner is classified as a trading security, and changes in its fair value, net of the changes in the fair value of the related derivative component of the PHONES, are recorded in the statement of income.

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or the principal value of the PHONES ($156.70 per PHONES at June 25, 2006). At June 25, 2006, the PHONES carrying value was approximately $519 million. Since the issuance of the PHONES in April 1999, changes in the fair value of the derivative component of the PHONES have partially offset changes in the fair value of the related Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related Time Warner shares.

The following analysis presents the hypothetical change in the fair value of the Company’s 16 million shares of Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investment Assuming Indicated Decrease in Stock’s Price			June 25, 2006	Valuation of Investment Assuming Indicated Increase in Stock’s Price
(In thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Time Warner common stock	$190,064	$217,216	$244,368	$271,520	$298,672	$325,824	$352,976

During the last 12 quarters preceding June 25, 2006, market price movements have caused the fair value of the Company’s 16 million shares of Time Warner common stock to change by 10% or more in two of the quarters, by 20% or more in none of the quarters and by 30% or more in none of the quarters.

ITEM 4.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 25, 2006. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 25, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The information contained in Note 4, Note 5 and Note 13 to the unaudited condensed consolidated financial statements in Part I, Item 1 hereof is incorporated herein by reference.

ITEM 1A.   RISK FACTORS.

The risk factor presented below updates and replaces the risk factor entitled “Changes in our credit ratings may affect our borrowing costs” disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 25, 2005 and should be considered in addition to the risk factors disclosed in such Annual Report. There have been no other material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 25, 2005.

Changes in our credit ratings may affect our borrowing costs

Interest rates for our borrowings are affected by our credit ratings. Increased debt levels and/or decreased earnings could result in downgrades in these ratings, which could increase our borrowing costs under our existing credit agreements and could raise our other borrowing rates.

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

In 2000, the Company’s board of directors authorized the Company to repurchase $2.5 billion of its common stock. Through Dec. 25, 2005, the Company repurchased 56 million shares of its common stock at a cost of $2.3 billion under this authorization. In December 2005, the Board of Directors authorized additional repurchases of $1 billion (inclusive of $160 million of remaining authority under the 2000 stock repurchase authorization). In May 2006, in connection with the Company’s modified “Dutch Auction” tender offer, the Board of Directors authorized the repurchase of an additional 12 million shares of the Company’s common stock. First half 2006 repurchases, by fiscal period, were as follows (in thousands, except average price):

	Shares Repurchased	Average Price	Total Number of Shares Repurchased	Value of Shares that May Yet be Repurchased (1)

Period 1 (5 weeks ended Jan. 29, 2006)	1,000	$30.46	57,426	$969,520
Period 2 (4 weeks ended Feb. 26, 2006)	3,604	29.74	61,030	862,254
Period 3 (4 weeks ended March 26, 2006)	–	–	61,030	862,254
Period 4 (4 weeks ended April 23, 2006)	–	–	61,030	862,254
Period 5 (4 weeks ended May 21, 2006)	–	–	61,030	862,254
Period 6 (5 weeks ended June 25, 2006)	–	–	61,030	862,254

(1)	Value of shares that may yet be repurchased at June 25, 2006 excludes the additional 12 million shares of the Company’s common stock the Board of Director’s authorized for repurchase in May, 2006.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Company held its annual meeting of shareholders on May 2, 2006.

(b)	No answer required.

(c)	Proposal 1 involved the election of four directors to serve until the 2009 Annual Meeting. Those directors and the voting results were as follows:

	Votes “For”	Votes “Withheld”
Dennis J. FitzSimons	256,560,813	13,056,107
Betsy D. Holden	258,694,360	10,922,560
Robert S. Morrison	258,786,196	10,830,724
William Stinehart, Jr.	249,679,329	19,937,591

Proposal 2 involved the ratification of the selection of PricewaterhouseCoopers LLP to serve as the Company’s independent accountants for 2006. The voting results were as follows:

Votes “For”	Votes “Against”	Votes “Abstained”
263,418,332	4,526,856	1,671,732

Proposal 3 involved a shareholder proposal concerning the Company’s classified board of directors. The voting results were as follows:

Votes “For”	Votes “Against”	Votes “Abstained”	Broker Non-Votes
115,602,172	128,767,673	2,895,201	22,351,874

(d)  Not applicable.

ITEM 6. EXHIBITS.

(a) Exhibits.

Exhibits marked with an asterisk (*) are incorporated by reference to the documents previously filed by Tribune Company with the Securities and Exchange Commission, as indicated. All other documents are filed with this Report.

10.1* – Amended and Restated Credit Agreement dated as of June 27, 2006 by and among Tribune Company, as borrower, the lenders party thereto, Citicorp North America, Inc., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, JPMorgan Chase Bank, N.A., Bank of America, N.A., Morgan Stanley Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch, as co-documentation agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners. (Exhibit (b)(5) to Amendment No. 7 to Schedule TO dated June 28, 2006).

10.2 – Amendment No. 1 dated as of July 10, 2006 to the Amended and Restated Credit Agreement dated as of June 27, 2006 by and among Tribune Company, as borrower, the lenders party thereto, Citicorp North America, Inc., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, JPMorgan Chase Bank, N.A., Bank of America, N.A., Morgan Stanley Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch, as co-documentation agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners.

10.3* – Amended and Restated Bridge Credit Agreement dated as of June 27, 2006 by and among Tribune Company, as borrower, the lenders party thereto, Citicorp North America, Inc., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, JPMorgan Chase Bank, N.A., as documentation agent, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners. (Exhibit (b)(6) to Amendment No. 7 to Schedule TO dated June 28, 2006)

10.4 – Amendment No. 1 dated as of July 10, 2006 to the Amended and Restated Bridge Credit Agreement dated as of June 27, 2006 by and among Tribune Company, as borrower, the lenders party thereto, Citicorp North America, Inc., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, JPMorgan Chase Bank, N.A., as documentation agent, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners.

10.5 – Amendment No. 2 dated as of July 21, 2006 to the Amended and Restated Bridge Credit Agreement dated as of June 27, 2006, as amended, by and among Tribune Company, as borrower, the lenders party thereto, Citicorp North America, Inc., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, JPMorgan Chase Bank, N.A., as documentation agent, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners.

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

TRIBUNE COMPANY (Registrant)

Date: July 28, 2006	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the registrant and as Chief Accounting Officer)