Form 10-Q
period 2006-09-24
TRIBUNE CO
filed 2006-11-02
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 24, 2006

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
Yes /  / No /✓/

At Oct. 23, 2006, there were 238,873,318 shares outstanding of the Company’s Common Stock ($.01 par value per share), excluding 60,683,388 shares held by subsidiaries of the Company.

TRIBUNE COMPANY
INDEX TO 2006 THIRD QUARTER FORM 10-Q

Item No.	Page
PART I. FINANCIAL INFORMATION

PART I.   FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)
(Unaudited)

	Third Quarter Ended		Three Quarters Ended
	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005

Operating Revenues	$1,349,035	$1,383,703	$4,050,855	$4,119,287

Operating Expenses
Cost of sales (exclusive of items shown below)	696,502	697,164	2,033,425	2,041,394
Selling, general and administrative	359,850	348,108	1,088,252	1,044,842
Depreciation	52,195	50,217	152,881	155,405
Amortization of intangible assets	5,174	4,726	14,640	14,165
Total operating expenses	1,113,721	1,100,215	3,289,198	3,255,806

Operating Profit	235,314	283,488	761,657	863,481

Net income on equity investments	18,743	8,051	51,308	20,419
Interest and dividend income	4,678	2,888	9,330	5,135
Interest expense	(84,324)	(38,617)	(180,375)	(109,075)
(Loss) gain on change in fair values of derivatives and related investments	(17,746)	27,120	(34,184)	86,671
Gain on TMCT transactions	59,596	–	59,596	–
Gain on sales of investments, net	17,507	487	20,811	2,894
Other, net	4,168	(432)	(3,119)	662

Income from Continuing Operations Before
Income Taxes	237,936	282,985	685,024	870,187

Income taxes (Note 5)	(74,154)	(261,298)	(256,257)	(478,583)

Income from Continuing Operations	163,782	21,687	428,767	391,604

Income (Loss) from
Discontinued Operations, net of tax (Note 3)	558	2,324	(73,829)	8,644

Net Income	164,340	24,011	354,938	400,248

Preferred dividends	(2,103)	(2,090)	(6,309)	(6,270)

Net Income Attributable to Common Shares	$162,237	$21,921	$348,629	$393,978

Earnings Per Share (Note 2):
Basic:
Continuing operations	$.65	$.06	$1.48	$1.22
Discontinued operations	–	.01	(.26)	.03
Net income	$.66	$.07	$1.22	$1.25

Diluted:
Continuing operations	$.65	$.06	$1.47	$1.21
Discontinued operations	–	.01	(.26)	.03
Net income	$.65	$.07	$1.22	$1.24

Dividends per common share	$.18	$.18	$.54	$.54

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	Sept. 24, 2006	Dec. 25, 2005

Assets

Current Assets
Cash and cash equivalents	$238,487	$151,110
Accounts receivable, net	767,476	798,441
Inventories	46,475	44,103
Broadcast rights, net	288,186	308,011
Deferred income taxes	91,384	114,274
Assets held for sale	18,761	–
Prepaid expenses and other	49,553	52,458
Total current assets	1,500,322	1,468,397

Properties
Property, plant and equipment	3,593,776	3,585,841
Accumulated depreciation	(1,944,277)	(1,853,914)
Net properties	1,649,499	1,731,927

Other Assets
Broadcast rights, net	333,134	361,376
Goodwill	5,853,954	5,947,142
Other intangible assets, net	2,855,258	3,087,723
Time Warner stock related to PHONES debt	283,680	282,880
Other investments	538,268	632,663
Prepaid pension costs	855,966	871,382
Assets held for sale	180,480	24,436
Other	132,020	138,316
Total other assets	11,032,760	11,345,918
Total assets	$14,182,581	$14,546,242

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	Sept. 24, 2006	Dec. 25, 2005

Liabilities and Shareholders’ Equity

Current Liabilities
Borrowings under bridge credit facility	$1,600,000	$–
Commercial paper	97,019	285,268
Long-term debt due within one year	20,832	17,192
Contracts payable for broadcast rights	327,564	329,930
Deferred income	89,859	101,065
Liabilities associated with assets held for sale	18,744	–
Accounts payable, accrued expenses and other current liabilities	672,927	713,203
Total current liabilities	2,826,945	1,446,658

Long-Term Debt
PHONES debt related to Time Warner stock	551,200	509,701
Other long-term debt (less portions due within one year)	3,005,910	2,449,561
Total long-term debt	3,557,110	2,959,262

Other Non-Current Liabilities
Deferred income taxes	2,330,448	2,352,633
Contracts payable for broadcast rights	462,114	528,878
Liabilities associated with assets held for sale	37,105	–
Compensation and other obligations	517,624	533,260
Total other non-current liabilities	3,347,291	3,414,771

Shareholders’ Equity
Series C convertible preferred stock, net of treasury stock	–	44,260
Series D-1 convertible preferred stock, net of treasury stock	–	38,097
Series D-2 convertible preferred stock, net of treasury stock	–	24,510
Common stock and additional paid-in capital	6,820,516	6,820,803
Retained earnings	2,942,296	2,824,762
Treasury common stock (at cost)	(5,287,420)	(3,015,581)
Accumulated other comprehensive income (loss)	(24,157)	(11,300)
Total shareholders’ equity	4,451,235	6,725,551
Total liabilities and shareholders’ equity	$14,182,581	$14,546,242

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	Three Quarters Ended
	Sept. 24, 2006	Sept. 25, 2005

Operations
Net income	$354,938	$400,248
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	27,105	–
Loss (gain) on change in fair values of derivatives and related investments	34,184	(86,671)
Gain on TMCT transactions	(59,596)	–
Gain on sales of investments, net	(20,811)	(2,894)
Income tax adjustments (Note 9)	(225)	138,664
Other non-operating items, net	3,119	(662)
Depreciation	154,716	157,224
Amortization of intangible assets	14,829	14,395
Loss on sales of discontinued operations	89,256	–
Net income on equity investments	(51,308)	(20,419)
Distributions from equity investments	58,209	38,008
Deferred income taxes	6,806	99,177
Decrease in accounts receivable	18,360	72,807
Decrease in employee compensation and benefits, deferred income and accrued liabilities	(51,052)	(79,615)
Decrease in accounts payable	(17,084)	(16,690)
Increase (decrease) in income taxes payable	7,559	(8,378)
Tax benefit on stock options exercised	–	3,910
Other, net	51,725	13,977
Net cash provided by operations	620,730	723,081

Investments
Capital expenditures	(119,073)	(115,097)
Acquisitions and investments	(214,938)	(75,661)
Proceeds from sales of subsidiaries, investments, and real estate	243,990	5,166
Net cash used for investments	(90,021)	(185,592)

Financing
Borrowings under bridge credit facility	1,600,000	–
Long-term borrowings	1,250,829	777,660
Repayments of commercial paper, net	(826,513)	(760,010)
Repayments of long-term debt	(61,766)	(66,388)
Long-term debt issuance costs	(15,368)	(4,762)
Additional tax benefits from stock-based compensation	2,804	-
Sales of common stock to employees, net	26,857	33,028
Purchases of Tribune common stock	(2,262,268)	(334,318)
Dividends	(157,907)	(176,203)
Net cash used for financing	(443,332)	(530,993)
Net increase in cash and cash equivalents	87,377	6,496

Cash and cash equivalents, beginning of year	151,110	124,411

Cash and cash equivalents, end of quarter	$238,487	$130,907

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of Sept. 24, 2006 and the results of their operations for the third quarters and first three quarters ended Sept. 24, 2006 and Sept. 25, 2005 and cash flows for the first three quarters ended Sept. 24, 2006 and Sept. 25, 2005. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 2006 presentation. These reclassifications had no impact on reported 2005 total revenues, operating profit or net income.

On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta, and on June 19, 2006, announced the sale of WCWN-TV, Albany. The sale of WATL-TV, Atlanta closed on Aug. 7, 2006. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston. The Boston and Albany station sales will close upon regulatory approval. The accompanying unaudited condensed consolidated financial statements reflect these businesses as discontinued operations for all periods presented. See Note 3 for further discussion.

As of Sept. 24, 2006, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended Dec. 25, 2005, have not changed from Dec. 25, 2005, except for the adoption of Financial Accounting Standard (“FAS”) No. 123R (revised 2004), “Share-Based Payment” (“FAS No. 123R”). See Note 7 for additional information regarding the Company’s adoption of FAS No. 123R.

NOTE 2:  EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) were as follows:

	Third Quarter Ended		Three Quarters Ended
(in thousands, except per share data)	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005

Basic EPS:
Income from continuing operations	$163,782	$21,687	$428,767	$391,604
Income (loss) from discontinued operations, net of tax	558	2,324	(73,829)	8,644
Net income	164,340	24,011	354,938	400,248
Preferred dividends	(2,103)	(2,090)	(6,309)	(6,270)
Net income attributable to common shares	$162,237	$21,921	$348,629	$393,978

Weighted average common shares outstanding	247,389	311,345	284,764	314,706
Basic EPS:
Continuing operations	$.65	$.06	$1.48	$1.22
Discontinued operations	–	.01	(.26)	.03
Net income	$.66	$.07	$1.22	$1.25

Diluted EPS:
Income from continuing operations	$163,782	$21,687	$428,767	$391,604
Income (loss) from discontinued operations, net of tax	558	2,324	(73,829)	8,644
Net income	164,340	24,011	354,938	400,248
Preferred dividends	–	(2,090)	(6,309)	(6,270)
Adjusted net income	$164,340	$21,921	$348,629	$393,978

Weighted average common shares outstanding	247,389	311,345	284,764	314,706
Adjustment for stock-based awards, net	2,116	2,452	1,671	2,672
Adjustment for assumed conversion of Series C, D-1 and D-2 preferred stock	3,303	–	–	–
Adjusted weighted average common shares outstanding	252,808	313,797	286,435	317,378

Diluted EPS:
Continuing operations	$.65	$.06	$1.47	$1.21
Discontinued operations	–	.01	(.26)	.03
Net income	$.65	$.07	$1.22	$1.24

Basic EPS is computed by dividing net income attributable to common shares by weighted average common shares outstanding during the period. The Company’s stock-based awards and convertible securities are included in the calculation of diluted EPS unless their effects are anti-dilutive. In all of the diluted EPS calculations presented above, weighted average shares outstanding were adjusted for the dilutive effect of stock-based compensation awards. In addition, the 2006 third quarter calculation of diluted EPS assumed that the Company’s Series C, D-1 and D-2 preferred shares were converted into common shares. All of the Series C, D-1 and D-2 preferred shares were issued to and held by TMCT, LLC and TMCT II, LLC. In connection with a restructuring of these limited liability companies, all of these preferred shares were distributed to the Company on Sept. 22, 2006. As a result, the Company has no preferred shares outstanding effective as of Sept. 22, 2006. Weighted average converted shares through Sept. 22, 2006 were used in the 2006 third quarter calculation. The Series C, D-1 and D-2 preferred shares were not included in the calculation of diluted EPS for the third quarter of 2005 or the first three quarters of 2006 and 2005 because their effects were anti-dilutive. In the 2006 third quarter calculation of diluted EPS, 35.8 million shares of the Company’s outstanding stock-based awards were not reflected because their effects were anti-dilutive. In the 2005 third quarter calculation of diluted EPS, 2.9 million shares of the Company’s Series C, D-1 and D-2 preferred shares and 36.2 million shares of the Company’s outstanding stock-based awards were not reflected because their effects were anti-dilutive. In the 2006 and 2005 first three quarters calculations of diluted EPS, 3.5 million and 2.8 million shares, respectively, of the Company’s Series C, D-1 and D-2 preferred shares, and 35.4 million and 34.0 million shares, respectively, of the Company’s outstanding stock-based awards were not reflected because their effects were anti-dilutive.

NOTE 3:  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Sales of WATL-TV, Atlanta, WCWN-TV, Albany and WLVI-TV, Boston – On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta to Gannett Co., Inc. for $180 million. The sale closed on Aug. 7, 2006. On June 19, 2006, the Company announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. This transaction requires Federal Communications Commission (“FCC”) approval and is expected to close in late 2006 or early 2007. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston, to Sunbeam Television Corp. for $113.7 million. This transaction also requires FCC approval and is expected to close in the fourth quarter of 2006.

These businesses were considered components of the Company’s broadcasting and entertainment segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses will be eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations after the completion of the sales. Accordingly, the results of operations of each of these businesses are now reported as discontinued operations in the condensed consolidated statements of income. Prior year consolidated statements of income have been restated to conform to the current year presentation of discontinued operations. In addition, the Boston and Albany stations are now classified as held for sale, and their assets and liabilities to be sold are presented separately in the Sept. 24, 2006 condensed consolidated balance sheet.

In conjunction with the sales of WATL-TV, Atlanta and WCWN-TV, Albany, the Company recorded in the second quarter of 2006 a pretax loss totaling $90 million, including $80 million of allocated television group goodwill, to write down the net assets of the stations to estimated fair value, less costs to sell. The Company subsequently reduced the estimated pretax loss on sale during the third quarter of 2006 by $1 million to reflect adjustments to the estimated loss on the sale of the Atlanta station. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”), the Company aggregates all of its television stations into one reporting unit for goodwill accounting purposes. Although no goodwill was recorded when the Atlanta station was acquired and only $0.3 million of goodwill was recorded for the Albany station acquisition, FAS No. 142 requires the Company to allocate a portion of its total television group goodwill to stations that are to be sold based on the fair value of the stations, relative to the fair value of the Company’s remaining stations. On this same basis, $46 million of television group goodwill has been allocated to the Boston station and is included in assets held for sale at Sept. 24, 2006. A gain is expected on the Boston station sale and will be recorded when the sale closes.

Selected financial information related to discontinued operations is summarized as follows:

	Third Quarter Ended		Three Quarters Ended
(in thousands, except per share data)	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005

Operating revenues	$13,874	$19,107	$53,390	$61,335

Operating profit	$149	$3,823	$6,148	$14,187
Loss on sales of discontinued operations	799	–	(89,256)	–
Income (loss) from discontinued operations before income taxes	948	3,823	(83,108)	14,187
Income taxes (1)	(390)	(1,499)	9,279	(5,543)
Income (loss) from discontinued operations, net
of tax	$558	$2,324	$(73,829)	$8,644

Income (loss) from discontinued operations per share:
Basic	$–	$.01	$(.26)	$.03
Diluted	$–	$.01	$(.26)	$.03

(1) Income taxes for the first three quarters of 2006 included a tax benefit of $12 million related to the $89 million pretax loss on sales of discontinued operations. The tax benefit was only 13.5% of the pretax loss because most of the $80 million goodwill allocation, which is included in the loss, is not deductible for income tax purposes.

As of Sept. 24, 2006, assets and liabilities associated with discontinued operations included $19 million of current assets, $131 million of other assets (primarily intangible assets and property), $19 million of current liabilities and $37 million of non-current liabilities.

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

As a result of the facility closing, the Company reclassified the San Fernando Valley printing facility land and building as held for sale at Dec. 25, 2005. The $24 million carrying value of the San Fernando Valley printing facility’s land and building reflects the estimated fair value of the assets, less costs to sell, and is included in non-current assets held for sale at Sept. 24, 2006 and Dec. 25, 2005. On Oct. 30, 2006, the Company sold the San Fernando Valley land and building for net proceeds of approximately $24 million.

The Company evaluated the machinery and equipment at the San Fernando Valley printing facility and determined that press and other related equipment with a net book value of $16 million will be abandoned. Therefore, the Company reduced its estimate of the useful life of the press and other related equipment and recorded accelerated depreciation of $16 million in the fourth quarter of 2005. The Company has idled the remaining San Fernando Valley machinery and equipment, which had a net book value of $31 million at Sept. 24, 2006 and $34 million at Dec. 25, 2005. The Company is continuing to depreciate the idled equipment. The Company is currently evaluating alternative uses of this equipment.

Sale of Corporate Airplane – In September 2006, the Company agreed to sell its corporate airplane for $32 million, net of transaction costs. The transaction closed in October 2006 and resulted in a pretax gain of $7 million, which will be recorded in the fourth quarter of 2006. The $25 million carrying value of the corporate airplane is included in non-current assets held for sale at Sept. 24, 2006.

NOTE 4:  TMCT TRANSACTIONS

In connection with the Company’s acquisition of The Times Mirror Company (“Times Mirror”) in 2000, the Company inherited investments in TMCT, LLC (“TMCT”) and TMCT II, LLC (“TMCT II”). TMCT and TMCT II were formed in 1997 and 1999, respectively, as a result of transactions involving agreements between Times Mirror and its largest shareholders, Chandler Trust No. 1 and Chandler Trust No. 2 (collectively, the “Chandler Trusts”). The Times Mirror acquisition resulted in the Chandler Trusts becoming significant shareholders of the Company.

Information pertaining to the Company’s investments in TMCT and TMCT II is provided in Note 6 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 25, 2005. The collective assets of TMCT and TMCT II as of Dec. 25, 2005, included approximately 51.4 million shares of the Company’s common stock and 1.1 million shares of the Company’s preferred stock, representing all of the Company’s issued Series C, D-1 and D-2 preferred stock. The TMCT and TMCT II assets also include a variety of fixed income and equity investments. In addition, TMCT owns eight real properties that are leased to the Company.

On Sept. 21, 2006, the Company and the Chandler Trusts entered into agreements to restructure TMCT and TMCT II. Under the terms of the agreements, the Company received on Sept. 22, 2006, a total of 38.9 million shares of the Company’s common stock and all 1.1 million shares of the Company’s preferred stock held collectively by TMCT and TMCT II. As a result, the Company’s interests in each of TMCT and TMCT II were reduced to approximately five percent. The Sept. 21, 2006 agreements also provided for certain put and call options, which are exercisable at fair market value beginning in September 2007, relating to the Company’s remaining ownership interests in TMCT and TMCT II. As a result of the transactions, the Company in the third quarter of 2006 recorded a one-time gain of $48 million, net of tax; increased its common treasury stock by $161 million and its preferred treasury stock by $107 million; and reduced its combined investment in TMCT and TMCT II by $195 million.

The Company and the Chandler Trusts share in the cash flows of the various assets held by TMCT and TMCT II. Prior to the Sept. 22, 2006 transactions, the cash flows from the Tribune common and preferred shares were largely allocated to the Company, while the cash flows from the other assets were largely allocated to the Chandler Trusts. As a result, the Company included in treasury stock 80% of the Tribune common and preferred shares held by TMCT and TMCT II. In addition, 80% of the dividends on the preferred and common shares held by TMCT and TMCT II were effectively eliminated. Following the Sept. 22, 2006 transactions, the Company has included in treasury stock approximately 5% of the Tribune common shares held by TMCT and TMCT II, and will continue to account for its investments in the other assets of TMCT and TMCT II under the equity method. As a result of the transactions, the Company no longer has any shares of its Series C, D-1 and D-2 preferred stock outstanding, and the Company’s common shares outstanding increased by 1.6 million.

On Sept. 22, 2006, the Company and TMCT amended the lease agreement for the eight properties the Company leases from TMCT. Under the terms of the amended lease, the Company was granted an accelerated option to acquire the eight properties during the month of January 2008 for $175 million. The Company was also granted an option to acquire the leased properties from Feb. 8, 2008 to three months prior to the expiration of the amended lease at the higher of fair market value or $195 million. In addition, the amendment extended the properties’ current fixed rental rate through Aug. 7, 2021.

On Oct. 20, 2006, the remaining 12.4 million shares of the Company’s common stock held by TMCT and TMCT II were distributed to the Company and the Chandler Trusts in accordance with their respective ownership interests. The Company received 0.6 million shares and the Chandler Trusts received 11.8 million shares.

NOTE 5:  INCOME TAXES

Matthew Bender and Mosby Tax Liability – During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate transactions, which were structured to qualify as tax-free reorganizations under the Internal Revenue Code. The Company believes these transactions were completed on a tax-free basis. However, the Internal Revenue Service (“IRS”) audited the transactions and disagreed with the position taken by Times Mirror. In the fourth quarter of 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. The Company filed a petition in the United States Tax Court in November 2002 to contest the IRS position, and in December 2004, the Company presented its position in Tax Court.

On Sept. 27, 2005, the Tax Court issued an opinion contrary to the Company’s position and determined that the Matthew Bender transaction was a taxable sale. In January 2006, the Tax Court extended its opinion in the Matthew Bender case to the Mosby transaction given the similarity of the two transactions. Taxes and related interest for both the Matthew Bender and Mosby transactions totaled approximately $1 billion. Over time, deductions for state taxes and interest are expected to reduce the net cash outlay to approximately $840 million.

The Company has appealed the Tax Court ruling to the United States Court of Appeals for the Seventh Circuit. The Company does not expect a ruling before the second half of 2007. The Company cannot predict with certainty the outcome of this appeal.

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

As a result of the Tax Court ruling, the Company increased its tax reserve by an additional $609 million in the third quarter of 2005 by recording additional income tax expense of $150 million, representing additional after-tax interest applicable to the post-acquisition period, and goodwill of $459 million. In accordance with EITF No. 93-7, the Company adjusted goodwill because the tax contingencies existed at the time of the Times Mirror acquisition. On Sept. 30, 2005, the Company paid $880 million to the IRS, representing the federal tax and interest owed on the transactions, and financed the payment through the issuance of commercial paper. The Company expects to make related state tax and interest payments of approximately $125 million during 2006 and 2007 ($89 million after considering the federal tax benefit of the state taxes and interest). During the first quarter of 2006, the Company made a California state tax and interest payment of approximately $86 million ($55 million after considering the federal tax benefit of the state taxes and interest).

A summary of the activity with respect to the Matthew Bender and Mosby tax liability is as follows (in millions):

Liability at Dec. 25, 2005	$87
After-tax interest ($3 million pretax)	2
California tax and interest paid in February 2006:
State tax ($55 million pretax)	(36)
After-tax interest ($31 million pretax)	(19)
Liability at Sept. 24, 2006 (included in “other current liabilities”)	$34

PHONES Interest – In connection with the routine examination of the Company’s federal income tax returns for 2000 and 2001, the IRS has proposed that the Company capitalize the interest on the PHONES as additional tax basis in the Company’s 16 million shares of Time Warner common stock, rather than currently deducting such interest. The National Office of the IRS has issued a Technical Advice Memorandum that supports the proposed treatment. The Company disagrees with the IRS’s position and requested that the IRS administrative appeals office review the issue. Discussions with the appeals office regarding this issue have been ongoing and are expected to conclude during the fourth quarter of 2006. The effect of the treatment proposed by the IRS would be to increase the Company’s tax liability by approximately $88 million for the period 2000-2001 and by approximately $262 million for the period 2002 through the third quarter of 2006. If the IRS were to prevail in its proposed treatment, there would be no effect on the Company’s reported income for any of these periods. The potential tax payments would be recorded as a reduction in the Company’s deferred tax liability, and the Company has accrued the interest that would be assessed on these potential payments.

Other – Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

NOTE 6:  NEWSDAY AND HOY, NEW YORK CHARGE

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

On June 17, 2004, the Company publicly disclosed that it would reduce its reported circulation for both Newsday and Hoy, New York, for the 12-month period ended Sept. 30, 2003 and the six-month period ended March 31, 2004. The circulation adjustments were the result of a review of reported circulation at Newsday and Hoy, New York, conducted by the Company’s internal audit staff and the Audit Bureau of Circulations. Subsequent to the June 17th disclosure, the Company continued its internal review and found additional misstatements for these time periods, as well as misstatements that impacted the 12-month period ended Sept. 30, 2002. On Sept. 10, 2004, the Company announced additional revisions to the circulation figures for Newsday and Hoy, New York, for the 12-month period ended Sept. 30, 2003 and the six-month period ended March 31, 2004.

As a result of the misstatements of reported circulation at Newsday and Hoy, New York, the Company recorded a total pretax charge of $90 million in 2004 as its estimate of the probable cost to settle with advertisers. The Company will continue to evaluate the adequacy of this charge on an ongoing basis.

A summary of the activity with respect to the Newsday and Hoy, New York, advertiser settlement accrual is as follows (in millions):

Advertiser settlement accrual balance at Dec. 28, 2003	$–
2004 provision	90
2004 payments	(41)
Advertiser settlement accrual balance at Dec. 26, 2004	49
2005 payments	(34)
Advertiser settlement accrual balance at Dec. 25, 2005	15
Three quarters of 2006 payments	(3)
Advertiser settlement accrual balance at Sept. 24, 2006	$12

In addition to the advertiser lawsuits, several class action and shareholder derivative suits were filed against the Company and certain of its current and former directors and officers as a result of the circulation misstatements at Newsday and Hoy, New York.  These suits alleged breaches of fiduciary duties and other managerial and director failings under Delaware Law, the federal securities laws and ERISA.  The consolidated shareholder derivative suit was dismissed with prejudice on March 10, 2006, and the dismissal is currently being appealed to the Illinois State Court of Appeals.  The consolidated securities class action lawsuit and the consolidated ERISA class action lawsuit filed in Federal District Court in Chicago were both dismissed with prejudice on Sept. 29, 2006.  The Company believes these suits are without merit and will continue to vigorously defend them.

On May 30, 2006, the Securities and Exchange Commission (“SEC”) concluded its inquiry into circulation practices at Newsday and Hoy, New York. In closing its inquiry, the SEC ordered the Company to cease and desist from violating statutory provisions related to its record keeping and reporting. No fines or other sanctions were levied against the Company. The Company consented to the order without admitting or denying any of the Commission’s findings. The SEC acknowledged the prompt internal investigation and remedial acts undertaken by the Company and the cooperation the Company afforded the Commission’s staff throughout its investigation.

The United States Attorney for the Eastern District of New York and the Nassau County District Attorney are continuing their inquiries into the circulation practices at Newsday and Hoy, New York. To date, nine former employees and contractors of Newsday and Hoy, New York, have pleaded guilty to various criminal charges in connection with the fraudulent circulation practices uncovered by the Company. The Company is cooperating fully with these inquiries. At the date of this report, the Company cannot predict with certainty the outcome of these inquiries.

NOTE 7:  STOCK-BASED COMPENSATION

In December 2004, the Financial Accounting Standards Board (“FASB”) issued FAS No. 123R, “Share-Based Payment.” FAS No. 123R supersedes Accounting Principles Board (“APB”) Opinion No. 25, FAS No. 123 and related interpretations. FAS No. 123R requires the Company to expense stock-based compensation in the income statement. Under FAS No. 123R, stock-based compensation cost is measured at the grant date based on the estimated fair value of the award. The Company adopted FAS No. 123R in the first quarter of 2006 using the modified prospective application method and did not restate prior years.

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

Prior to the adoption of FAS No. 123R, the Company accounted for its stock-based compensation plans in accordance with APB No. 25 and related interpretations. Under APB No. 25, no compensation expense was recorded because the exercise price of employee stock options equaled the market price of the underlying stock on the date of grant. Under the provisions of APB No. 25, the Company was not required to recognize compensation expense for its Employee Stock Purchase Plan. The pro forma stock-based compensation expense calculated under FAS No. 123 was disclosed in the Company’s notes to its consolidated financial statements.

The Company recorded stock-based compensation costs for the third quarter and first three quarters ended Sept. 24, 2006 as follows:

	Third Quarter Ended	Three Quarters Ended
(in thousands)	Sept. 24, 2006	Sept. 24, 2006

Stock-based compensation costs:
Options	$652	$8,191
Restricted stock units	3,029	16,749
Employee stock purchase plan	658	2,165
Total stock-based compensation costs	$4,339	$27,105

For the third quarter and first three quarters of 2006, total stock-based compensation costs included $34,000 and $174,000 of costs related to discontinued operations, respectively, and $12,000 and $107,000 of capitalized costs, respectively.

If compensation cost for the Company’s stock-based compensation plans had been recognized in the third quarter and first three quarters ended Sept. 25, 2005 under the provisions of FAS No. 123, the Company’s net income and net income per share would have been reduced to the following pro forma amounts:

	Pro Forma Third Quarter Ended	Pro Forma Three Quarters Ended
(in thousands, except per share data)	Sept. 25, 2005	Sept. 25, 2005

Net income, as reported	$24,011	$400,248
Less: Pro forma stock-based compensation expense, net of tax
General options	(4,571)	(63,533)
Replacement options	(55)	(1,209)
Employee stock purchase plan	(830)	(2,631)
Total stock-based compensation expense, net of tax	(5,456)	(67,373)

Pro forma net income	18,555	332,875

Preferred dividends	(2,090)	(6,270)

Pro forma net income attributable to common shares	$16,465	$326,605

Net income per share:
Basic:
As reported	$.07	$1.25
Pro forma	$.05	$1.04

Diluted:
As reported	$.07	$1.24
Pro forma	$.05	$1.03

On June 24, 2005, the Company accelerated the vesting of certain stock options granted on Feb. 11, 2003 and Feb. 10, 2004, totaling 2.4 million in each year. Unvested stock options awarded to the then current executive officers of the Company on these grant dates, which aggregated 0.8 million and 0.6 million, respectively, were not accelerated at that time. On Dec. 16, 2005, the Company accelerated the vesting of all stock options granted on Feb. 8, 2005, totaling 3.5 million. Also on Dec. 16, 2005, the Company accelerated the remaining unvested stock options granted to the then current executive officers of the Company on Feb. 11, 2003 and Feb. 10, 2004, totaling 0.4 million in both years. All other terms and conditions of the stock option grants remain unchanged. The impact of the June 2005 acceleration of vesting of the stock options granted on Feb. 11, 2003 and Feb. 10, 2004 was to increase pro forma stock-based employee compensation expense disclosed above by $62 million, or $38 million net of tax, for the first three quarters of 2005. The December 2005 acceleration of vesting of the stock options granted on Feb. 8, 2005 had no impact on the pro forma stock-based compensation expense disclosed above. The June and December 2005 accelerated vesting of these stock options increased the 2005 full year pro forma stock-based compensation by $82 million, or $50 million net of tax.

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

As of Sept. 24, 2006, the Company had not yet recognized compensation cost on the following non-vested awards:

	Sept. 24, 2006
	Non-vested	Remaining
(in thousands)	Compensation	Recognition Period

Options	$6,110	2.39 years
Restricted stock units	26,503	2.39 years
Total	$32,613

In determining the fair value of compensation cost, the Company values restricted stock unit awards at the quoted closing market price on the date of grant. The fair value of stock option awards is determined using the Black-Scholes option pricing model, which incorporated the assumptions in the following tables for general and replacement awards granted during the third quarters and first three quarters of 2006 and 2005. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on actual historical volatility. Expected life is based on historical experience and consideration of changes in option terms.

	Third Quarter Ended
	Sept. 24, 2006		Sept. 25, 2005
	General	Replacement	General	Replacement
	Awards	Awards	Awards	Awards

Risk-free interest rate	4.8%	*	3.7%	*
Expected dividend yield	2.5%	*	1.8%	*
Expected stock price volatility	20.9%	*	24.6%	*
Expected life (in years)	4	*	5	*

Weighted average fair value	$ 5.92	$ *	$ 8.52	$ *

	Three Quarters Ended
	Sept. 24, 2006		Sept. 25, 2005
	General	Replacement	General	Replacement
	Awards	Awards	Awards	Awards

Risk-free interest rate	4.6%	*	3.7%	3.3%
Expected dividend yield	2.5%	*	1.8%	1.8%
Expected stock price volatility	22.0%	*	28.1%	22.8%
Expected life (in years)	4	*	5	3

Weighted average fair value	$ 5.96	$ *	$10.49	$ 6.96

*No replacement awards were granted in the third quarters of 2006 and 2005 or the first three quarters of 2006.

For the third quarter and first three quarters ended Sept. 24, 2006, a deferred tax asset of $1 million and $10 million, respectively, was recorded related to the stock-based compensation expense.

Incentive Compensation – Under the Plan, the exercise price of a stock option award may not be less than the market price of the Company’s common stock at the time the stock option award is granted. Stock option awards are exercisable not less than six months or more than 10 years after the date the stock option award is granted. General stock option awards granted after 2003 have an 8-year term. General stock option awards granted under the Plan prior to 2006 vest in annual 25% increments beginning one year from the date of the grant. General stock option awards granted under the Plan in 2006 vest in annual 33% increments beginning one year from the date of the grant.

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

A summary of activity and weighted average prices related to general stock option awards follows:

	Third Quarter Ended Sept. 24, 2006			Third Quarter Ended Sept. 25, 2005
		Weighted	Weighted		Weighted	Weighted
		Avg. Exercise	Avg. Fair		Avg. Exercise	Avg. Fair
(shares in thousands)	Shares	Price	Value*	Shares	Price	Value*

Outstanding, beginning of quarter	34,903	$38.15	$14.46	35,688	$38.20	$15.07
Granted	13	31.53	5.92	10	36.54	8.52
Exercised	(247)	21.46	18.22	(198)	20.35	18.68
Canceled/forfeited	(482)	42.78	13.48	(310)	43.28	13.46
Outstanding, end of quarter	34,187	$38.15	$14.46	35,190	$38.25	$15.07

Exercisable, end of quarter	32,191	$38.56	$14.97	29,265	$37.58	$15.70

	Three Quarters Ended Sept. 24, 2006			Three Quarters Ended Sept. 25, 2005
		Weighted	Weighted		Weighted	Weighted
		Avg. Exercise	Avg. Fair		Avg. Exercise	Avg. Fair
(shares in thousands)	Shares	Price	Value*	Shares	Price	Value*

Outstanding, beginning of year	34,489	$38.38	$15.02	33,051	$37.87	$15.59
Granted	1,938	31.16	5.96	3,792	40.57	10.49
Exercised	(803)	20.81	20.03	(760)	25.68	17.13
Canceled/forfeited	(1,437)	42.60	13.66	(893)	43.96	13.76
Outstanding, end of three quarters	34,187	$38.15	$14.46	35,190	$38.25	$15.07

Exercisable, end of three quarters	32,191	$38.56	$14.97	29,265	$37.58	$15.70

*Represents weighted average fair value of stock option awards at date of grant or assumption.

A summary of vesting and weighted average fair values related to general stock option awards follows:

	Third Quarter Ended Sept. 24, 2006		Third Quarter Ended Sept. 25, 2005
		Weighted Avg.		Weighted Avg.
(shares in thousands)	Shares	Fair Value*	Shares	Fair Value*

Nonvested, beginning of quarter	1,994	$ 6.12	6,004	$ 11.95
Granted	13	5.92	10	8.52
Vested	(3)	14.93	(29)	11.95
Forfeited	(8)	6.87	(60)	11.40
Nonvested, end of quarter	1,996	$ 6.09	5,925	$ 11.99

	Three Quarters Ended Sept. 24, 2006		Three Quarters Ended Sept. 25, 2005
		Weighted Avg.		Weighted Avg.
(shares in thousands)	Shares	Fair Value*	Shares	Fair Value*

Nonvested, beginning of year	1,496	$ 13.63	12,536	$ 14.34
Granted	1,938	5.96	3,792	10.49
Vested	(1,423)	13.81	(10,051)	14.34
Forfeited	(15)	10.17	(352)	13.51
Nonvested, end of three quarters	1,996	$ 6.09	5,925	$ 11.99

*Represents weighted average fair value of stock option awards at date of grant or assumption.

A summary of activity and weighted average prices related to replacement stock option awards follows:

	Third Quarter Ended Sept. 24, 2006			Third Quarter Ended Sept. 25, 2005
		Weighted	Weighted		Weighted	Weighted
		Avg. Exercise	Avg. Fair		Avg. Exercise	Avg. Fair
(shares in thousands)	Shares	Price	Value*	Shares	Price	Value*

Outstanding, beginning of quarter	9,022	$ 47.78	$ 8.06	10,409	$ 47.79	$ 8.08
Granted	–	–	–	–	–	–
Exercised	–	–	–	–	–	–
Canceled/forfeited	(871)	47.57	8.37	(636)	47.27	8.31
Outstanding, end of quarter	8,151	$ 47.78	$ 8.03	9,773	$ 47.82	$ 8.06

Exercisable, end of quarter	8,151	$ 47.78	$ 8.03	9,723	$ 47.85	$ 8.08

	Three Quarters Ended Sept. 24, 2006			Three Quarters Ended Sept. 25, 2005
		Weighted	Weighted		Weighted	Weighted
		Avg. Exercise	Avg. Fair		Avg. Exercise	Avg. Fair
(shares in thousands)	Shares	Price	Value*	Shares	Price	Value*

Outstanding, beginning of year	9,520	$ 47.79	$ 8.06	10,892	$ 47.81	$ 8.11
Granted	–	–	–	13	41.83	6.96
Exercised	–	–	–	(13)	40.84	8.79
Canceled/forfeited	(1,369)	47.84	8.22	(1,119)	47.67	8.55
Outstanding, end of three quarters	8,151	$ 47.78	$ 8.03	9,773	$ 47.82	$ 8.06

Exercisable, end of three quarters	8,151	$ 47.78	$ 8.03	9,723	$ 47.85	$ 8.08

*Represents weighted average fair value of replacement stock option awards at date of grant or assumption.

A summary of vesting and weighted average fair values related to replacement stock option awards follows:

	Third Quarter Ended Sept. 24, 2006		Third Quarter Ended Sept. 25, 2005
		Weighted Avg.		Weighted Avg.
(shares in thousands)	Shares	Fair Value*	Shares	Fair Value*

Nonvested, beginning of quarter	–	$ –	102	$ 5.11
Granted	–	–	–	–
Vested	–	–	(52)	5.00
Forfeited	–	–	–	–
Nonvested, end of quarter	–	$ –	50	$ 5.22

	Three Quarters Ended Sept. 24, 2006		Three Quarters Ended Sept. 25, 2005
		Weighted Avg.		Weighted Avg.
(shares in thousands)	Shares	Fair Value*	Shares	Fair Value*

Nonvested, beginning of year	13	$ 6.96	2,256	$ 7.45
Granted	–	–	13	6.96
Vested	(13)	$ 6.96	(2,218)	7.39
Forfeited	–	–	(1)	7.18
Nonvested, end of three quarters	–	$ –	50	$ 5.22

*Represents weighted average fair value of replacement stock option awards at date of grant or assumption.

The weighted average remaining contractual term of general and replacement stock option awards was approximately 4.3 years for all outstanding awards and approximately 4.2 years for exercisable awards as of Sept. 24, 2006.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $78 million for general and replacement stock option awards outstanding and exercisable as of Sept. 24, 2006. The total intrinsic value for stock options exercised in the third quarter was approximately $2 million and in the first three quarters of 2006 was approximately $7 million.

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

A summary of restricted stock unit and dividend equivalent unit activity and weighted average fair values follows:

	Third Quarter Ended Sept. 24, 2006
		Weighted Avg.
(units in thousands)	Units	Fair Value*

Outstanding and nonvested, beginning of quarter	1,495	$ 30.90
Restricted stock units granted	17	32.16
Dividend equivalent units granted	7	–
Forfeited	(15)	30.82
Vested and issued	–	–
Outstanding and nonvested, end of quarter	1,504	$ 30.74

	Three Quarters Ended Sept. 24, 2006
		Weighted Avg.
(units in thousands)	Units	Fair Value*

Outstanding and nonvested, beginning of year	–	$ –
Restricted stock units granted	1,510	31.17
Dividend equivalent units granted	23	–
Forfeited	(29)	31.53
Vested and issued	–	–
Outstanding and nonvested, end of three quarters	1,504	$30.74

*Represents weighted average fair value of restricted stock units at date of grant or assumption.

Employee Stock Purchase Plan – This plan permits eligible employees to purchase the Company’s common stock at 85% of market price. During the third quarters of 2006 and 2005, 143,235 and 166,606 shares, respectively, were sold to employees under the plan. During the first three quarters of 2006 and 2005, 476,764 and 511,172 shares, respectively, were sold to employees under this plan. FAS No. 123R, adopted by the Company in the first quarter of 2006, requires that the 15% discount on share purchases by employees be expensed. In the third quarter of 2006, expense of $1 million was recorded. In the first three quarters of 2006, expense of $2 million was recorded. A total of 16 million shares can be purchased under this plan. As of Sept. 24, 2006, a total of 2.6 million shares remained available for sale. The weighted average fair value of shares purchased under the plan in the third quarter of 2006 was $30.62 and for the first three quarters of 2006 was $30.27.

NOTE 8:  PENSION AND POSTRETIREMENT BENEFITS

The components of net periodic benefit cost for Company-sponsored plans for the third quarter of 2006 and 2005 were as follows:

	Pension Benefits		Other Postretirement Benefits
	Third Quarter Ended		Third Quarter Ended
(in thousands)	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005

Service cost	$944	$6,379	$334	$367
Interest cost	20,680	20,588	1,842	1,944
Expected return on plans’ assets	(31,568)	(32,255)	–	–
Recognized actuarial loss (gain)	16,437	15,100	(32)	(110)
Amortization of prior service costs	54	(359)	(361)	(361)
Amortization of transition asset	–	(1)	–	–
Net periodic benefit cost	$6,547	$9,452	$1,783	$1,840

The components of net periodic benefit cost for Company-sponsored plans for the first three quarters of 2006 and 2005 were as follows:

	Pension Benefits		Other Postretirement Benefits
	Three Quarters Ended		Three Quarters Ended
(in thousands)	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005

Service cost	$2,833	$18,973	$1,001	$1,102
Interest cost	62,092	61,328	5,525	5,830
Expected return on plans’ assets	(94,781)	(95,936)	–	–
Recognized actuarial loss (gain)	49,352	44,503	(95)	(329)
Amortization of prior service costs	163	(1,067)	(1,083)	(1,083)
Amortization of transition asset	–	(3)	–	–
Special termination benefits (1)	1,381	–	–	–
Net periodic benefit cost	$21,040	$27,798	$5,348	$5,520

(1) Costs relate to position eliminations at Newsday.

For the year ended Dec. 31, 2006, the Company plans to contribute $7 million to certain of its union and non-qualified pension plans and $13 million to its other postretirement plans. For the first three quarters ended Sept. 24, 2006, the Company has made $5.8 million of contributions to its union and non-qualified pension plans and $10.4 million of contributions to its other postretirement plans.

NOTE 9:  NON-OPERATING ITEMS

The third quarter and first three quarters of 2006 included several non-operating items, summarized as follows:

	Third Quarter Ended		Three Quarters Ended
	Sept. 24, 2006		Sept. 24, 2006
(in thousands)	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)

Loss on change in fair values of derivatives and related investments	$(17,746)	$(10,825)	$(34,184)	$(20,852)
Gain on TMCT transactions	59,596	47,988	59,596	47,988
Gain on sales of investments, net	17,507	10,679	20,811	12,695
Other, net	4,168	4,618	(3,119)	169
Income tax settlements and adjustments	–	3,820	–	225
Total non-operating items	$63,525	$56,280	$43,104	$40,225

The 2006 third quarter and first three quarters change in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. In the third quarter of 2006, the $18 million non-cash pretax loss resulted primarily from a $29 million increase in the fair value of the derivative component of the Company’s PHONES, partially offset by a $12 million increase in the fair value of 16 million shares of Time Warner common stock. In the first three quarters of 2006, the $34 million non-cash pretax loss resulted primarily from a $33 million increase in the fair value of the derivative component of the PHONES.

In the third quarter of 2006, the Company recorded a one-time gain of $48 million, net of tax, as a result of transactions related to its investments in TMCT, LLC and TMCT II, LLC (see Note 4). In addition, the Company sold 2.8 million shares of Time Warner common stock unrelated to the PHONES for net proceeds of $46 million and recorded a pretax gain on sale of $19 million. Also in the third quarter of 2006, the Company recorded a favorable $4 million income tax expense adjustment as a result of resolving certain state income tax issues.

The third quarter and first three quarters of 2005 included several non-operating items, summarized as follows:

	Third Quarter Ended		Three Quarters Ended
	Sept. 25, 2005		Sept. 25, 2005
(in thousands)	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain	After-tax Gain (Loss)

Gain on change in fair values of derivatives and related investments	$27,120	$16,543	$86,671	$52,869
Gain on sales of investments, net	487	297	2,894	1,765
Other, net	(432)	(263)	662	404
Income tax settlements and adjustments	–	(150,493)	–	(138,664)
Total non-operating items	$27,175	$(133,916)	$90,227	$(83,626)

The 2005 third quarter and first three quarters change in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. In the third quarter of 2005, the $27 million non-cash pretax gain resulted primarily from a $14 million decrease in the fair value of the derivative component of the Company’s PHONES, and a $14 million increase in the fair value of 16 million shares of Time Warner common stock. In the first three quarters of 2005, the $87 million non-cash pretax gain resulted primarily from a $106 million decrease in the fair value of the derivative component of the PHONES, partially offset by a $19 million decrease in the fair value of 16 million shares of Time Warner common stock.

As a result of the Tax Court opinion issued on Sept. 27, 2005 related to the Matthew Bender tax dispute, the Company recorded additional income tax expense of $150 million in the third quarter of 2005 (see Note 5). In the first three quarters of 2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain other federal income tax issues.

NOTE 10:  INVENTORIES

Inventories consisted of the following:

(in thousands)	Sept. 24, 2006	Dec. 25, 2005

Newsprint	$34,636	$32,672
Supplies and other	11,839	11,431
Total inventories	$46,475	$44,103

Newsprint inventories valued under the LIFO method were less than current cost by approximately $15 million at Sept. 24, 2006 and $14 million at Dec. 25, 2005.

NOTE 11:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	Sept. 24, 2006			Dec. 25, 2005
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:
Subscribers (useful life of 15 to 20 years)	$190,657	$(69,606)	$121,051	$190,657	$(62,110)	$128,547
Network affiliation agreements (useful life of 40 years) (1)	278,034	(20,832)	257,202	290,320	(16,330)	273,990
Other (useful life of 3 to 40 years)	29,972	(8,657)	21,315	23,482	(6,696)	16,786
Total	$498,663	$(99,095)	399,568	$504,459	$(85,136)	419,323

Goodwill and other intangible assets not subject to amortization:
Goodwill
Publishing			4,414,120			4,380,483
Broadcasting and entertainment (1)			1,439,834			1,566,659
Total goodwill			5,853,954			5,947,142
Newspaper mastheads			1,575,814			1,575,814
FCC licenses (1)			871,947			1,084,654
Tradename			7,929			7,932
Total			8,309,644			8,615,542

Total goodwill and other intangible assets			$8,709,212			$9,034,865

(1)
The declines in network affiliation agreements, broadcasting and entertainment goodwill and FCC licenses during the first three quarters of 2006 reflect the sale of WATL-TV, Atlanta, as well as the reclassification of WCWN-TV, Albany and WLVI-TV, Boston as assets held for sale (see Note 3).

NOTE 12:  DEBT

Debt consisted of the following:

(in thousands)	Sept. 24, 2006	Dec. 25, 2005

Borrowings under bridge credit facility, interest rate of 6.2%	$1,600,000	$–
Term loan due June 20, 2011, interest rate of 6.2%	1,250,000	–
Commercial paper, weighted average interest rate of 6.0% and 4.4%, respectively	97,019	923,532
Medium-term notes, weighted average interest rate of 6.2% in 2006 and 2005, due 2006-2008	512,585	555,585
Property financing obligation, effective interest rate of 7.7%, expiring 2009	60,333	60,372
4.875% notes due 2010, net of unamortized discount of $603 and $718, respectively	449,397	449,282
7.25% debentures due 2013, net of unamortized discount of $2,222 and $2,478, respectively	79,861	79,605
5.25% debentures due 2015, net of unamortized discount of $1,401 and $1,519, respectively	328,599	328,481
7.5% debentures due 2023, net of unamortized discount of $4,028 and $4,204, respectively	94,722	94,546
6.61% debentures due 2027, net of unamortized discount of $2,227 and $2,305, respectively	82,733	82,655
7.25% debentures due 2096, net of unamortized discount of $18,163 and $18,304, respectively	129,837	129,696
Interest rate swap	21,079	29,714
Other notes and obligations	17,596	18,553
Total debt excluding PHONES	4,723,761	2,752,021
Less debt due within one year	(1,717,851)	(302,460)
Long-term debt excluding PHONES	3,005,910	2,449,561
2% PHONES debt related to Time Warner stock, due 2029	551,200	509,701
Total long-term debt	$3,557,110	$2,959,262

Debt due within one year – Debt due within one year at Sept. 24, 2006 included $1.6 billion of borrowings under a 364-day bridge credit agreement, $97 million of commercial paper and $21 million of property financing and other obligations. Debt due within one year at Dec. 25, 2005 included $285 million of commercial paper and $17 million of property financing and other obligations.

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

The PHONES debenture agreement requires the Company to make principal payments equal to any dividends declared on the 16 million shares of Time Warner common stock. A payment of $.10 per PHONES was made in the third quarter of 2006 for a Time Warner dividend declared in the second quarter of 2006, and a payment of $.11 per PHONES will be due in the fourth quarter of 2006 for a Time Warner dividend declared in the third quarter of 2006. The Company records the dividends it receives on its Time Warner common stock as dividend income and accounts for the related payment to the PHONES holders as principal reduction.

The Company may redeem the PHONES at any time for the higher of the principal value of the PHONES ($156.59 per PHONES at Sept. 24, 2006) or the then market value of two shares of Time Warner common stock, subject to certain adjustments. At any time, holders of the PHONES may exchange a PHONES for an amount of cash equal to 95% (or 100% under certain circumstances) of the market value of two shares of Time Warner common stock. At Sept. 24, 2006, the market value per PHONES was $64.80 and the market value of two shares of Time Warner common stock was $35.46.

Under the provisions of FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. The fair value of the derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $518 million and $592 million at Sept. 24, 2006 and Dec. 25, 2005, respectively.

The discounted debt component and derivative component of the PHONES were as follows:

(in thousands)	Sept. 24, 2006	Dec. 25, 2005

PHONES Debt:
Discounted debt component (at book value)	$462,400	$454,038
Derivative component (at fair value)	88,800	55,663
Total	$551,200	$509,701

Time Warner stock related to PHONES (at fair value)	$283,680	$282,880

If the PHONES are exchanged in the next year, the Company intends to refinance the PHONES, and has the ability to do so on a long-term basis through its revolving credit facility. Accordingly, the PHONES have been classified as long-term.

Credit Agreements – On June 19, 2006, the Company entered into a five-year credit agreement and a 364-day bridge credit agreement, both of which were amended and restated on June 27, 2006. The five-year credit agreement provides for a $1.5 billion unsecured term facility, of which $250 million was available and used to refinance the medium-term notes that matured on Nov. 1, 2006, and a $750 million unsecured revolving facility. The 364-day bridge credit agreement provides for a $2.15 billion unsecured bridge facility.

The Company entered into these agreements to finance the Company’s tender offer initiated on May 30, 2006 (see Note 14); to repurchase shares of the Company’s common stock from the McCormick Tribune Foundation and Cantigny Foundation (see Note 14); to repurchase shares of the Company’s common stock pursuant to open market or privately negotiated transactions; to refinance certain indebtedness; and to pay fees and expenses incurred in connection with the repurchases. In addition, the revolving facility is available for working capital and general corporate purposes, including acquisitions.

In general, borrowings under the credit agreements bear interest at a rate equal to LIBOR plus a spread ranging from 0.35% to 1.25%. The applicable spread is determined on the basis of the Company’s debt ratings by S&P and Moody’s. The Company’s debt ratings are also used in determining the annual facility fee, which may range from 0.07% to 0.25% of the aggregate unused commitments. In addition, the Company has agreed to pay customary fees to the lenders under the credit agreements.

As of Sept. 24, 2006, the Company had outstanding borrowings of $1.25 billion and $1.6 billion under the term facility and the bridge facility, respectively, and the Company had no borrowings under the revolving facility. As of Sept. 24, 2006, the applicable interest rate on both the term facility and the bridge facility was 6.2%.

The credit agreements contain certain restrictive covenants, including financial covenants that require the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio. At Sept. 24, 2006, the Company was in compliance with the covenants.

Medium-Term Notes – At Sept. 24, 2006, the Company had $513 million of medium-term notes outstanding at an average interest rate of 6.2%. The Company refinanced $250 million of the medium-term notes on Nov. 1, 2006, through the five-year unsecured term loan facility. Accordingly, these notes have been classified as long-term.
NOTE 13:  COMPREHENSIVE INCOME

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

The Company’s comprehensive income was as follows:

	Third Quarter Ended		Three Quarters Ended
(in thousands)	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005

Net income	$164,340	$24,011	$354,938	$400,248

Unrealized holding gain (loss) on marketable securities classified as available-for-sale: Unrealized holding gain (loss) arising during the period, before taxes	(1,010)	2,711	(2,821)	(4,365)
Adjustment for gain on sale of investments included in income, before taxes	(18,566)	–	(18,566)	–
Income taxes	7,635	(1,058)	8,341	1,702
Unrealized gain (loss) on marketable securities
classified as available-for-sale, net of taxes	(11,941)	1,653	(13,046)	(2,663)

Change in foreign currency translation adjustments,
net of taxes	40	68	189	(50)

Other comprehensive income (loss)	(11,901)	1,721	(12,857)	(2,713)

Comprehensive income	$152,439	$25,732	$342,081	$397,535

NOTE 14:  OTHER MATTERS

Media Ownership Rules – On June 2, 2003, the FCC adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rules would eliminate the cross-ownership prohibition entirely in markets with nine or more television stations and permit combinations of one newspaper and one television station in markets having from four to eight television stations. Under this rule, the Company would be permitted to retain its newspaper and television operations in each of the five markets where it owns both - New York, Los Angeles, Chicago, South Florida and Hartford. In September 2003, the United States Court of Appeals for the Third Circuit stayed the effectiveness of the new media ownership rules pending the outcome of appeals by advocacy groups challenging the new rules. In June 2004, the Third Circuit remanded the new rules to the FCC for further proceedings while keeping the stay in effect. On Jan. 28, 2005, the Company and other media companies filed a joint petition seeking United States Supreme Court review of the June 2004 Third Circuit remand. On June 13, 2005, the Supreme Court declined to review the petition, without addressing the Constitutional arguments raised and without foreclosing additional appeals if the Company’s interests are not adequately addressed as part of the FCC’s remand proceeding. On June 21, 2006, the FCC adopted a Further Notice of Proposed Rulemaking seeking comment on the issues raised by the Third Circuit in its stay and remand, including those relating to the FCC’s new television/newspaper cross-ownership rule. On Oct. 23, 2006, the Company filed its comments in response to the FCC’s Further Notice of Proposed Rulemaking. While the Company remains optimistic that the cross-ownership ban will ultimately be loosened in major markets, it cannot predict with certainty the outcome of the FCC’s remand proceeding.

Common Stock Repurchases – The Company’s common stock repurchases during the third quarter and the first three quarters of 2006 were as follows:

	Third Quarter Ended Sept. 24, 2006		Three Quarters Ended Sept. 24, 2006
(In thousands)	Shares	Cost	Shares	Cost

Repurchases prior to the tender offer	–	$–	4,604	$137,746
Tender offer	45,027	1,468,270	45,027	1,468,270
Repurchases from the McCormick Tribune and Cantigny Foundations	10,000	325,300	10,000	325,300
Repurchases subsequent to the tender offer	11,053	330,952	11,053	330,952
Total common stock repurchases	66,080	$2,124,522	70,684	$2,262,268

On May 30, 2006, the Company initiated a modified “Dutch Auction” tender offer to repurchase up to 53 million shares of its common stock at a price per share not greater than $32.50 and not less than $28.00. The tender offer closed on June 26, 2006, and the Company acquired 45 million shares of its common stock on July 5, 2006 at a price of $32.50 per share before transaction costs. The Company also acquired 10 million shares of its common stock from the McCormick Tribune Foundation and the Cantigny Foundation on July 12, 2006 at a price of $32.50 per share before transaction costs. The McCormick Tribune Foundation and the Cantigny Foundation are affiliated non-profit organizations, which together held 13.6% of the Company’s outstanding shares when the tender offer was launched. In connection with the tender offer, the board of directors also authorized the repurchase of an additional 12 million shares of the Company’s common stock commencing on the eleventh business day following the completion of the tender offer. In the third quarter of 2006, the Company repurchased an additional 11.1 million shares under that authorization at a weighted average cost of $29.94 per share. The Company repurchased and retired 4.6 million shares of its common stock in the first quarter of 2006. These retirements resulted in a $58 million reduction in additional paid-in capital and a $79 million reduction in retained earnings during the first quarter of 2006.

Acquisition of Additional Equity in CareerBuilder, ShopLocal and Topix – In August 2006, the Company completed its acquisition of additional equity interests in each of CareerBuilder, LLC, ShopLocal, LLC (formerly CrossMedia Services, Inc.) and Topix, LLC for an aggregate purchase price of $155 million. The negotiated equity purchases followed the exercise of call options by the Company and Gannett Co., Inc. on Knight-Ridder, Inc.’s equity ownership in the three online businesses after The McClatchy Company’s announcement of its proposed acquisition of Knight-Ridder, Inc. As a result of this transaction, the Company and Gannett Co., Inc. each increased their respective ownership of CareerBuilder, LLC and ShopLocal, LLC to 42.5% with The McClatchy Company retaining a 15% interest in both entities. Additionally, each of the Company’s and Gannett Co., Inc.’s interest in Topix, LLC increased to 31.9%. As a result of subsequent funding, the current ownership of Topix, LLC is approximately 33.7% for both the Company and Gannett Co., Inc., 11.9% for The McClatchy Company and 20.7% for management of Topix, LLC.

Variable Interest Entities – The Company holds significant variable interests, as defined by FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” in Classified Ventures, LLC, ShopLocal, LLC and Topix, LLC, but the Company has determined that it is not the primary beneficiary of these entities. The Company’s maximum loss exposure related to these entities is limited to its equity investments in Classified Ventures, LLC, ShopLocal, LLC, and Topix, LLC, which were $42 million, $32 million and $20 million, respectively, at Sept. 24, 2006. The Company continues to hold an investment in CareerBuilder, LLC, which no longer meets the definition of a variable interest entity.

Network Affiliations – On Jan. 24, 2006, the Company announced that it had reached a 10-year agreement to affiliate 16 of its television stations which were at that time affiliated with the WB Network (including those in New York, Los Angeles and Chicago) with a new broadcast network, the CW Network. The new network was launched in September of 2006 by Warner Brothers Entertainment and CBS. The new network airs a portion of the programming previously on the WB Network and the UPN Network, as well as new programming. The WB Network has shut down. The Company did not incur any costs related to the shutdown of the WB Network.

In the second quarter of 2006, the Company announced that its other three WB Network affiliates (Philadelphia, Atlanta and Seattle) will become affiliates of the new broadcast network, MyNetworkTV, which was launched in September of 2006 by the FOX Television Stations Network. The new network airs primarily primetime dramas. The Company subsequently sold its Atlanta station in August 2006.

New Accounting Standards – In February 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which allows the Company to elect to account for its PHONES obligation as a single financial instrument recorded at fair value each period. Changes in the fair value of the PHONES, as determined by the quoted market price, would be reflected in the Company’s results of operations. The Company is currently evaluating whether it will elect to adopt FAS No. 155 or continue to account for the PHONES under the provisions of FAS No. 133. If the Company makes the election, the Company would be required to adopt FAS No. 155 in the first quarter of 2007.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize, in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after Dec. 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company is currently evaluating the impact of adopting FIN 48 on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of FAS No. 157 are effective for financial statements issued for fiscal years beginning after Nov. 5, 2007 and interim periods beginning within these fiscal years. The Company is currently evaluating the impact of adopting FAS No. 157 on its consolidated financial statements.

Also in September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans,” which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which changes occur through comprehensive income. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions.

The Company will become subject to the requirements of FAS No. 158 as of the end of its current fiscal year and is currently evaluating the effects the adoption will have on its Dec. 31, 2006 consolidated balance sheet. Based upon the Company’s Dec. 25, 2005 consolidated balance sheet and related pension and postretirement disclosures, the impacts of adopting FAS No. 158 are estimated to include a decrease in assets of about $800 million, a decrease in deferred income tax liabilities of about $350 million, an increase in other liabilities of about $50 million, and an offsetting reduction in shareholders’ equity of approximately $500 million. The shareholders’ equity reduction would be recorded as an adjustment to accumulated other comprehensive income (loss). The actual impacts at the date of adoption could be materially different because they will be dependent upon the then current value of plan assets and valuations of the projected benefit obligations.

NOTE 15:  SUBSEQUENT EVENTS

On Oct. 2, 2006, the Company sold its corporate airplane for net proceeds of $32 million. This transaction resulted in a pretax gain of $7 million, which will be recorded in the fourth quarter of 2006. On Oct. 30, 2006, the Company sold its San Fernando Valley printing facility land and building for net proceeds of $24 million, which approximated their book value at date of sale. The corporate airplane and the San Fernando Valley land and building were included in non-current assets held for sale at Sept. 24, 2006 (see Note 3).

On Oct. 6, 2006, Kenexa Corporation announced an agreement to acquire BrassRing, LLC, a leading provider of talent management solutions co-owned by the Company, The Washington Post Company, Gannett Co., Inc. and Accel Partners. The Company expects to realize net proceeds of approximately $28 million for its 27% ownership interest and to record a pretax gain on the sale of approximately $17 million when the transaction closes, which is currently anticipated to occur in the fourth quarter of 2006.

NOTE 16:  SEGMENT INFORMATION

Financial data for each of the Company’s business segments, from continuing operations, was as follows:

	Third Quarter Ended		Three Quarters Ended
(in thousands)	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005

Operating revenues:
Publishing	$956,480	$980,354	$2,981,312	$3,024,490
Broadcasting and entertainment	392,555	403,349	1,069,543	1,094,797
Total operating revenues	$1,349,035	$1,383,703	$4,050,855	$4,119,287

Operating profit (1):
Publishing	$141,232	$169,730	$524,111	$585,920
Broadcasting and entertainment	107,800	126,866	285,647	317,589
Corporate expenses	(13,718)	(13,108)	(48,101)	(40,028)
Total operating profit	$235,314	$283,488	$761,657	$863,481

	Sept. 24, 2006	Dec. 25, 2005

Assets:
Publishing	$8,755,197	$8,612,740
Broadcasting and entertainment	3,940,764	4,425,135
Corporate	1,287,379	1,483,931
Assets held for sale	199,241	24,436
Total assets	$14,182,581	$14,546,242

(1) Operating profit for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the third quarter and first three quarters of 2006 to the third quarter and first three quarters of 2005. Certain prior year amounts have been reclassified to conform with the 2006 presentation. These reclassifications had no impact on reported 2005 total revenues, operating profit or net income.

FORWARD-LOOKING STATEMENTS

The discussion contained in this Item 2 (including, in particular, the discussion under “Liquidity and Capital Resources”), the information contained in the preceding notes to the unaudited condensed consolidated financial statements and the information contained in Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” contain certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in the Company’s 2005 Annual Report on Form 10-K, in Part II, Item 1A, “Risk Factors” of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 25, 2006 and this Quarterly Report on Form 10-Q. Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: changes in advertising demand, circulation levels and audience shares; regulatory and judicial rulings; availability and cost of broadcast rights; competition and other economic conditions; changes in newsprint prices; changes in the Company’s credit ratings and interest rates; changes in accounting standards; adverse results from litigation, governmental investigations or tax-related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments and divestitures; the effect of derivative transactions; the Company’s reliance on third-party vendors for various services; and the Company’s exploration of alternatives for creating additional value for shareholders. The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNIFICANT EVENTS

TMCT Transactions – In connection with the Company’s acquisition of The Times Mirror Company (“Times Mirror”) in 2000, the Company inherited investments in TMCT, LLC (“TMCT”) and TMCT II, LLC (“TMCT II”). TMCT and TMCT II were formed in 1997 and 1999, respectively, as a result of transactions involving agreements between Times Mirror and its largest shareholders, Chandler Trust No. 1 and Chandler Trust No. 2 (collectively, the “Chandler Trusts”). The Times Mirror acquisition resulted in the Chandler Trusts becoming significant shareholders of the Company.

Information pertaining to the Company’s investments in TMCT and TMCT II is provided in Note 6 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 25, 2005. The collective assets of TMCT and TMCT II as of Dec. 25, 2005, included approximately 51.4 million shares of the Company’s common stock and 1.1 million shares of the Company’s preferred stock, representing all of the Company’s issued Series C, D-1 and D-2 preferred stock. The TMCT and TMCT II assets also include a variety of fixed income and equity investments. In addition, TMCT owns eight real properties that are leased to the Company.

On Sept. 21, 2006, the Company and the Chandler Trusts entered into agreements to restructure TMCT and TMCT II. Under the terms of the agreements, the Company received on Sept. 22, 2006, a total of 38.9 million shares of the Company’s common stock and all 1.1 million shares of the Company’s preferred stock held collectively by TMCT and TMCT II. As a result, the Company’s interests in each of TMCT and TMCT II were reduced to approximately five percent. The Sept. 21, 2006 agreements also provided for certain put and call options, which are exercisable at fair market value beginning in September 2007, relating to the Company’s remaining ownership interests in TMCT and TMCT II. As a result of the transactions, the Company in the third quarter of 2006 recorded a one-time gain of $48 million, net of tax; increased its common treasury stock by $161 million and its preferred treasury stock by $107 million; and reduced its combined investment in TMCT and TMCT II by $195 million.

The Company and the Chandler Trusts share in the cash flows of the various assets held by TMCT and TMCT II. Prior to the Sept. 22, 2006 transactions, the cash flows from the Tribune common and preferred shares were largely allocated to the Company, while the cash flows from the other assets were largely allocated to the Chandler Trusts. As a result, the Company included in treasury stock 80% of the Tribune common and preferred shares held by TMCT and TMCT II. In addition, 80% of the dividends on the preferred and common shares held by TMCT and TMCT II were effectively eliminated. Following the Sept. 22, 2006 transactions, the Company has included in treasury stock approximately 5% of the Tribune common shares held by TMCT and TMCT II, and will continue to account for its investments in the other assets of TMCT and TMCT II under the equity method. As a result of the transactions, the Company no longer has any shares of its Series C, D-1 and D-2 preferred stock outstanding, and the Company’s common shares outstanding increased by 1.6 million.

On Sept. 22, 2006, the Company and TMCT amended the lease agreement for the eight properties the Company leases from TMCT. Under the terms of the amended lease, the Company was granted an accelerated option to acquire the eight properties during the month of January 2008 for $175 million. The Company was also granted an option to acquire the leased properties from Feb. 8, 2008 to three months prior to the expiration of the amended lease at the higher of fair market value or $195 million. In addition, the amendment extended the properties’ current fixed rental rate through Aug. 7, 2021.

On Oct. 20, 2006, the remaining 12.4 million shares of the Company’s common stock held by TMCT and TMCT II were distributed to the Company and the Chandler Trusts in accordance with their respective ownership interests. The Company received 0.6 million shares and the Chandler Trusts received 11.8 million shares.

Sales of WATL-TV, Atlanta, WCWN-TV, Albany and WLVI-TV, Boston – On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta to Gannett Co., Inc. for $180 million. The sale closed on Aug. 7, 2006. On June 19, 2006, the Company announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. This transaction requires Federal Communications Commission (“FCC”) approval and is expected to close in late 2006 or early 2007. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston, to Sunbeam Television Corp. for $113.7 million. This transaction also requires FCC approval and is expected to close in the fourth quarter of 2006.

These businesses were considered components of the Company’s broadcasting and entertainment segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses will be eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations after the completion of the sales. Accordingly, the results of operations of each of these businesses are now reported as discontinued operations in the condensed consolidated statements of income. Prior year consolidated statements of income have been restated to conform to the current year presentation of discontinued operations. In addition, the Boston and Albany stations are now classified as held for sale, and their assets and liabilities to be sold are presented separately in the Sept. 24, 2006 condensed consolidated balance sheet.

In conjunction with the sales of WATL-TV, Atlanta and WCWN-TV, Albany, the Company recorded in the second quarter of 2006 a pretax loss totaling $90 million, including $80 million of allocated television group goodwill, to write down the net assets of the stations to estimated fair value, less costs to sell. The Company subsequently reduced the estimated pretax loss on sale during the third quarter of 2006 by $1 million to reflect adjustments to the estimated loss on the sale of the Atlanta station. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”), the Company aggregates all of its television stations into one reporting unit for goodwill accounting purposes. Although no goodwill was recorded when the Atlanta station was acquired and only $0.3 million of goodwill was recorded for the Albany station acquisition, FAS No. 142 requires the Company to allocate a portion of its total television group goodwill to stations that are to be sold based on the fair value of the stations, relative to the fair value of the Company’s remaining stations. On this same basis, $46 million of television group goodwill has been allocated to the Boston station and is included in assets held for sale at Sept. 24, 2006. A gain is expected on the Boston station sale and will be recorded when the sale closes.

Common Stock Repurchases – The Company’s common stock repurchases during the third quarter and the first three quarters of 2006 were as follows:

	Third Quarter Ended Sept. 24, 2006		Three Quarters Ended Sept. 24, 2006
(In thousands)	Shares	Cost	Shares	Cost

Repurchases prior to the tender offer	–	$–	4,604	$137,746
Tender offer	45,027	1,468,270	45,027	1,468,270
Repurchases from the McCormick Tribune and Cantigny Foundations	10,000	325,300	10,000	325,300
Repurchases subsequent to the tender offer	11,053	330,952	11,053	330,952
Total common stock repurchases	66,080	$2,124,522	70,684	$2,262,268

On May 30, 2006, the Company initiated a modified “Dutch Auction” tender offer to repurchase up to 53 million shares of its common stock at a price per share not greater than $32.50 and not less than $28.00. The tender offer closed on June 26, 2006, and the Company acquired 45 million shares of its common stock on July 5, 2006 at a price of $32.50 per share before transaction costs. The Company also acquired 10 million shares of its common stock from the McCormick Tribune Foundation and the Cantigny Foundation on July 12, 2006 at a price of $32.50 per share before transaction costs. The McCormick Tribune Foundation and the Cantigny Foundation are affiliated non-profit organizations, which together held 13.6% of the Company’s outstanding shares when the tender offer was launched. In connection with the tender offer, the board of directors also authorized the repurchase of an additional 12 million shares of the Company’s common stock commencing on the eleventh business day following the completion of the tender offer. In the third quarter of 2006, the Company repurchased an additional 11.1 million shares under that authorization at a weighted average cost of $29.94 per share. The Company repurchased and retired 4.6 million shares of its common stock in the first quarter of 2006. These retirements resulted in a $58 million reduction in additional paid-in capital and a $79 million reduction in retained earnings during the first quarter of 2006.

Acquisition of Additional Equity in CareerBuilder, ShopLocal and Topix – In August 2006, the Company completed its acquisition of additional equity interests in each of CareerBuilder, LLC, ShopLocal, LLC (formerly CrossMedia Services, Inc.) and Topix, LLC for an aggregate purchase price of $155 million. The negotiated equity purchases followed the exercise of call options by the Company and Gannett Co., Inc. on Knight-Ridder, Inc.’s equity ownership in the three online businesses after The McClatchy Company’s announcement of its proposed acquisition of Knight-Ridder, Inc. As a result of this transaction, the Company and Gannett Co., Inc. each increased their respective ownership of CareerBuilder, LLC and ShopLocal, LLC to 42.5% with The McClatchy Company retaining a 15% interest in both entities. Additionally, each of the Company’s and Gannett Co., Inc.’s interest in Topix, LLC increased to 31.9%. As a result of subsequent funding, the current ownership of Topix, LLC is approximately 33.7% for both the Company and Gannett Co., Inc., 11.9% for The McClatchy Company and 20.7% for management of Topix, LLC.

Credit Agreements– On June 19, 2006, the Company entered into a five-year credit agreement and a 364-day bridge credit agreement, both of which were amended and restated on June 27, 2006. The five-year credit agreement provides for a $1.5 billion unsecured term facility, of which $250 million was available and used to refinance the medium-term notes that matured on Nov. 1, 2006, and a $750 million unsecured revolving facility. The 364-day bridge credit agreement provides for a $2.15 billion unsecured bridge facility.

The Company entered into these agreements to finance the Company’s tender offer initiated on May 30, 2006; to repurchase shares of the Company’s common stock from the McCormick Tribune Foundation and Cantigny Foundation; to repurchase shares of the Company’s common stock pursuant to open market or privately negotiated transactions; to refinance certain indebtedness; and to pay fees and expenses incurred in connection with the repurchases. In addition, the revolving facility is available for working capital and general corporate purposes, including acquisitions.

In general, borrowings under the credit agreements bear interest at a rate equal to LIBOR plus a spread ranging from 0.35% to 1.25%. The applicable spread is determined on the basis of the Company’s debt ratings by S&P and Moody’s. The Company’s debt ratings are also used in determining the annual facility fee, which may range from 0.07% to 0.25% of the aggregate unused commitments. In addition, the Company has agreed to pay customary fees to the lenders under the credit agreements.

As of Sept. 24, 2006, the Company had outstanding borrowings of $1.25 billion and $1.6 billion under the term facility and the bridge facility, respectively, and the Company had no borrowings under the revolving facility. As of Sept. 24, 2006, the applicable interest rate on both the term facility and the bridge facility was 6.2%.

The credit agreements contain certain restrictive covenants, including financial covenants that require the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio. At Sept. 24, 2006, the Company was in compliance with the covenants.

Network Affiliations – On Jan. 24, 2006, the Company announced that it had reached a 10-year agreement to affiliate 16 of its television stations which were at that time affiliated with the WB Network (including those in New York, Los Angeles and Chicago) with a new broadcast network, the CW Network. The new network was launched in September of 2006 by Warner Brothers Entertainment and CBS. The new network airs a portion of the programming previously on the WB Network and the UPN Network, as well as new programming. The WB Network has shut down. The Company did not incur any costs related to the shutdown of the WB Network.

In the second quarter of 2006, the Company announced that its other three WB Network affiliates (Philadelphia, Atlanta and Seattle) will become affiliates of the new broadcast network, MyNetworkTV, which was launched in September of 2006 by the FOX Television Stations Network. The new network airs primarily primetime dramas. The Company subsequently sold its Atlanta station in August 2006.

Critical Accounting Policies – As of Sept. 24, 2006, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 25, 2005, have not changed from Dec. 25, 2005, except for the adoption of Financial Accounting Standards No. 123R (revised 2004), “Share-Based Payment” (“FAS No. 123R”). See Note 7 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof for additional information regarding the Company’s adoption of FAS No. 123R.

NON-OPERATING ITEMS

The third quarter and first three quarters of 2006 included several non-operating items, summarized as follows:

	Third Quarter Ended Sept. 24, 2006			Three Quarters Ended Sept. 24, 2006
(in millions, except per share data)	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS

Loss on change in fair values of derivatives and related investments	$(17.7)	$(10.8)	$(.04)	$(34.2)	$(20.9)	$(.07)
Gain on TMCT transactions	59.6	48.0	.19	59.6	48.0	.17
Gain on sales of investments, net	17.5	10.7	.04	20.8	12.7	.04
Other, net	4.1	4.6	.02	(3.1)	.2	–
Income tax settlements and adjustments	–	3.8	.02	–	.2	–
Total non-operating items	$63.5	$56.3	$.22	$43.1	$40.2	$.14

The 2006 third quarter and first three quarters change in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. In the third quarter of 2006, the $18 million non-cash pretax loss resulted primarily from a $29 million increase in the fair value of the derivative component of the Company’s PHONES, partially offset by a $12 million increase in the fair value of 16 million shares of Time Warner common stock. In the first three quarters of 2006, the $34 million non-cash pretax loss resulted primarily from a $33 million increase in the fair value of the derivative component of the PHONES.

In the third quarter of 2006, the Company recorded a one-time gain of $48 million, net of tax, as a result of transactions related to its investments in TMCT, LLC and TMCT II, LLC. In addition, the Company sold 2.8 million shares of Time Warner common stock unrelated to the PHONES for net proceeds of $46 million and recorded a pretax gain on sale of $19 million. Also in the third quarter of 2006, the Company recorded a favorable $4 million income tax expense adjustment as a result of resolving certain state income tax issues.

The third quarter and first three quarters of 2005 included several non-operating items, summarized as follows:

	Third Quarter Ended Sept. 25, 2005			Three Quarters Ended Sept. 25, 2005
(in millions, except per share data)	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS	Pretax Gain	After-tax Gain (Loss)	Diluted EPS

Gain on change in fair values of derivatives and related investments	$27.1	$16.5	$.05	$86.7	$52.9	$.17
Gain on sales of investments, net	.5	.3	–	2.9	1.8	.01
Other, net	(.4)	(.3)	–	.6	.4	–
Income tax settlements and adjustments	–	(150.4)	(.48)	–	(138.7)	(.44)
Total non-operating items	$27.2	$(133.9)	$(.43)	$90.2	$(83.6)	$(.26)

The 2005 third quarter and first three quarters change in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. In the third quarter of 2005, the $27 million non-cash pretax gain resulted primarily from a $14 million decrease in the fair value of the derivative component of the Company’s PHONES, and a $14 million increase in the fair value of 16 million shares of Time Warner common stock. In the first three quarters of 2005, the $87 million non-cash pretax gain resulted primarily from a $106 million decrease in the fair value of the derivative component of the PHONES, partially offset by a $19 million decrease in the fair value of 16 million shares of Time Warner common stock.

As a result of the Tax Court opinion issued on Sept. 27, 2005 related to the Matthew Bender tax dispute, the Company recorded additional income tax expense of $150 million in the third quarter of 2005 (see Note 5 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof). In the first three quarters of

2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain other federal income tax issues.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2006 and 2005 third quarters reflect these seasonal patterns. Unless otherwise stated, the Company’s discussion of its results of operations relates to continuing operations, and therefore excludes WATL-TV, Atlanta, WCWN-TV, Albany and WLVI-TV, Boston. See the discussion under “Discontinued Operations” contained in this Item 2.

CONSOLIDATED

The Company’s consolidated operating results for the third quarter and first three quarters of 2006 and 2005 are shown in the table below:

	Third Quarter				Three Quarters
(in millions, except per share data)	2006	2005	Change		2006	2005	Change

Operating revenues	$1,349	$1,384	-	3%	$4,051	$4,119	-	2%

Operating profit (1)	$235	$283	-	17%	$762	$863	-	12%

Net income on equity investments	$19	$8	+	133%	$51	$20	+	151%

Income from continuing operations	$164	$22		*	$429	$392	+	9%

Income (loss) from discontinued operations, net of tax	$1	$2	-	76%	$(74)	$9		*

Net income	$164	$24		*	$355	$400	-	11%

Diluted earnings per share:
Continuing operations	$.65	$.06		*	$1.47	$1.21	+	21%
Discontinued operations	–	.01		*	(.26)	.03		*
Net income	$.65	$.07		*	$1.22	$1.24	-	2%

(1)	Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

* Not meaningful

Earnings Per Share (“EPS”) – Diluted EPS for the third quarter was $.65 in 2006, compared to $.07 in 2005, and for the first three quarters was $1.22 in 2006, compared to $1.24 in 2005. Diluted EPS from continuing operations for the 2006 third quarter was $.65 compared with $.06 in 2005. The 2006 third quarter results from continuing operations included a net non-operating gain of $.22 per diluted share and a charge of $.01 per diluted share as a result of the adoption of the new accounting standard for stock-based compensation. The 2005 third quarter results from continuing operations included a net non-operating loss of $.43 per diluted share. Diluted EPS from continuing operations for the first three quarters of 2006 was $1.47 and included a net non-operating gain of $.14 per diluted share, a charge of $.06 per diluted share for stock-based compensation, a charge of $.04 per diluted share for severance and other payments associated with the new union contracts at Newsday, a gain of $.02 per diluted share related to property sales in publishing, and a gain of $.01 per diluted share related to the Company’s share of a one-time favorable income tax adjustment recorded at CareerBuilder.

Diluted EPS from continuing operations for the first three quarters of 2005 was $1.21 and included a net non-operating loss of $.26 per diluted share.

The Company incurred a loss from discontinued operations of $.26 per diluted share for the first three quarters of 2006. In 2005, income from discontinued operations was $.01 per diluted share in the third quarter and $.03 per diluted share in the first three quarters.

Operating Revenues and Profit – The Company’s consolidated operating revenues, depreciation and amortization expense, and operating profit by business segment for the third quarter and first three quarters of 2006 and 2005 were as follows:

	Third Quarter				Three Quarters Ended
(in millions)	2006	2005	Change		2006	2005	Change

Operating revenues
Publishing	$956	$980	-	2%	$2,981	$3,025	-	1%
Broadcasting and entertainment	393	404	-	3%	1,070	1,094	-	2%
Total operating revenues	$1,349	$1,384	-	3%	$4,051	$4,119	-	2%

Depreciation and amortization expense
Publishing	$44	$42	+	3%	$129	$132	-	3%
Broadcasting and entertainment	13	12	+	10%	38	37	+	5%
Corporate	–	1	-	14%	1	1	-	15%
Total depreciation and amortization expense	$57	$55	+	4%	$168	$170	-	1%

Operating profit (loss) (1)
Publishing	$141	$170	-	17%	$524	$586	-	11%
Broadcasting and entertainment	108	127	-	15%	286	318	-	10%
Corporate expenses	(14)	(13)	-	5%	(48)	(40)	-	20%
Total operating profit	$235	$283	-	17%	$762	$863	-	12%

(1) Operating profit for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Consolidated operating revenues for the 2006 third quarter declined 3% to $1.35 billion from $1.38 billion in 2005, and for the first three quarters decreased 2% to $4.05 billion from $4.12 billion. These declines were due to lower publishing and broadcasting and entertainment revenues.

Consolidated operating profit decreased 17%, or $48 million, in the third quarter of 2006 and decreased 12%, or $101 million, in the first three quarters due to declines in both the publishing and broadcasting and entertainment segments. Publishing operating profit decreased 17%, or $29 million, in the third quarter of 2006 and 11%, or $62 million, in the first three quarters primarily due to revenue declines. Publishing operating profit in the third quarter of 2006 included $2 million of severance charges and $2 million of stock-based compensation expense. Publishing operating profit in the first three quarters of 2006 included a $20 million charge related to new Newsday union contracts, $12 million of stock-based compensation expense, $2 million of other severance charges and a $7 million gain on property sales. Broadcasting and entertainment operating profit was down 15%, or $19 million, in the third quarter of 2006 and 10%, or $32 million, in the first three quarters of 2006 primarily due to lower revenues and higher programming expenses. Broadcasting and entertainment operating profit and corporate expenses included stock-based compensation expense of $1 million each in the third quarter of 2006 and $5 million and $10 million, respectively, in the first three quarters of 2006.

Operating Expenses – Consolidated operating expenses for the third quarter and first three quarters of 2006 and 2005 were as follows:

	Third Quarter				Three Quarters
(in millions)	2006	2005	Change		2006	2005	Change

Cost of sales (exclusive of items shown below)	$697	$697		–	$2,033	$2,041		–
Selling, general and administrative	360	348	+	3%	1,088	1,045	+	4%
Depreciation and amortization	57	55	+	4%	168	170	-	1%
Total operating expenses	$1,114	$1,100	+	1%	$3,289	$3,256	+	1%

Cost of sales was flat at $697 million in the 2006 third quarter and decreased $8 million to $2.03 billion in the first three quarters. Compensation expense decreased 3%, or $8 million, in the third quarter and 5%, or $40 million, in the first three quarters of 2006 primarily due to the impact of position eliminations in 2005. Newsprint and ink expense increased 1%, or $1 million, in the third quarter and 4%, or $15 million, in the first three quarters of 2006. The Company’s newspapers have transitioned to lighter weight newsprint that on a per ton basis costs more, but yields more pages. On a same-weight basis, average newsprint cost per metric ton increased 9% and consumption declined 8% in the third quarter of 2006. On a same weight basis, average newsprint cost per metric ton increased 11% and consumption declined 7% for the first three quarters of 2006. Programming expense increased 5%, or $4 million, in the 2006 third quarter and 6%, or $15 million, in the first three quarters primarily due to higher broadcast rights amortization.

Selling, general and administrative (“SG&A”) expenses were up 3%, or $12 million, in the third quarter and 4%, or $43 million, in the first three quarters of 2006. Compensation expense increased 5%, or $9 million, in the 2006 third quarter partially due to $4 million of stock-based compensation. In the first three quarters of 2006, compensation expense increased 8%, or $45 million, primarily due to a $20 million charge for severance and other payments associated with new union contracts at Newsday, $2 million of other severance charges and $27 million of stock-based compensation, partially offset by the impact of position eliminations in 2006. SG&A expense for the first three quarters of 2006 also included a $7 million gain on property sales.

Depreciation and amortization expense increased $2 million, or 4%, in the third quarter and decreased $2 million, or 1%, in the first three quarters of 2006.

PUBLISHING

Operating Revenues and Profit – The following table presents publishing operating revenues, operating expenses and operating profit for the third quarter and first three quarters of 2006 and 2005. References in this discussion to individual daily newspapers include their related businesses.

	Third Quarter				Three Quarters
(in millions)	2006	2005	Change		2006	2005	Change

Operating revenues	$956	$980	-	2%	$2,981	$3,025	-	1%

Operating expenses	815	810	+	1%	2,457	2,439	+	1%

Operating profit (1)	$141	$170	-	17%	$524	$586	-	11%

(1) Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Publishing operating revenues decreased 2%, or $24 million, in the third quarter and 1%, or $44 million, in the first three quarters of 2006. The largest declines were at Newsday and Chicago for both the third quarter and first three quarters. The largest increases were at Orlando for the third quarter and Orlando and South Florida for the first three quarters of 2006.

Operating profit for the 2006 third quarter decreased 17%, or $29 million, and for the first three quarters decreased 11%, or $62 million. Operating expenses for the 2006 third quarter increased 1%, or $5 million, and included $2 million of severance charges and $2 million of stock-based compensation expense. Publishing operating expenses for the first three quarters of 2006 increased 1%, or $18 million, and included a $20 million charge related to the new union contracts at Newsday, $2 million of other severance charges, $12 million of stock-based compensation expense, and a $7 million gain on property sales. All other expenses in the first three quarters of 2006 were down slightly as higher newsprint and ink expense and mailed preprint advertising postage costs were more than offset by lower compensation and benefits, primarily due to a 6% (1,000 full-time equivalent positions) reduction in staffing.

Publishing operating revenues, by classification, for the third quarter and first three quarters of 2006 and 2005 were as follows:

	Third Quarter				Three Quarters
(in millions)	2006	2005	Change		2006	2005	Change
Advertising
Retail	$307	$307		–	$939	$943		–
National	157	172	-	8%	518	563	-	8%
Classified	292	294	-	1%	910	878	+	4%
Total advertising	756	773	-	2%	2,367	2,384	-	1%
Circulation	138	146	-	6%	425	448	-	5%
Other	62	61	+	3%	189	193	-	2%
Total revenues	$956	$980	-	2%	$2,981	$3,025	-	1%

Total advertising revenues were down 2% and 1% in the third quarter and first three quarters of 2006, respectively. Retail advertising revenues were flat in both periods as increases in the hardware/home improvement stores, personal services and amusements categories were offset by decreases in department stores, furniture/home furnishings and other retail categories in the third quarter and by decreases in department stores, food and drug store and other retail categories in the first three quarters. Preprint revenues decreased 1%, or $2 million, in the third quarter and fell 1%, or $5 million, in the first three quarters of 2006 due to declines at Newsday of 14% and 23%, respectively. Los Angeles and Orlando led preprint revenue growth with increases of 3% and 9%, respectively in the third quarter. Chicago and Los Angeles led preprint growth with increases of 4% and 2%, respectively, in the first three quarters of 2006. National advertising revenues decreased 8%, or $15 million, in the third quarter primarily due to decreases in the telecom, movies and auto categories, partially offset by increases in the media category. National advertising revenues decreased 8%, or $45 million, in the first three quarters primarily due to decreases in the movies, auto and resorts categories, partially offset by increases in media and health care. Classified advertising revenues decreased 1%, or $2 million, in the third quarter and increased 4%, or $32 million, in the first three quarters of 2006. The third quarter decline was primarily due to a 15% decrease in auto and a 10% reduction in help wanted, partially offset by a 24% increase in real estate advertising. The first three quarters increase was primarily due to a 29% improvement in real estate, partially offset by a 12% decline in auto and a 2% decrease in help wanted advertising. Interactive revenues, which are included in the above categories, were up 28%, or $13 million, in the third quarter and 28%, or $37 million, in the first three quarters of 2006 due primarily to strength across all classified advertising categories.

Advertising volume for the third quarter and first three quarters of 2006 and 2005 was as follows:

	Third Quarter				Three Quarters
Inches (in thousands)	2006	2005	Change		2006	2005	Change

Full run
Retail	1,402	1,374	+	2%	4,245	4,254		–
National	770	856	-	10%	2,496	2,741	-	9%
Classified	2,451	2,582	-	5%	7,789	7,571	+	3%
Total full run	4,623	4,812	-	4%	14,530	14,566		–
Part run	5,218	4,917	+	6%	15,767	15,216	+	4%
Total inches	9,841	9,729	+	1%	30,297	29,782	+	2%

Preprint pieces (in millions)	3,563	3,533	+	1%	10,541	10,791	-	2%

Full run advertising inches decreased 4% in the third quarter of 2006 due to a 10% decrease in the national advertising category and a 5% decrease in the classified advertising category, partially offset by a 2% increase in the retail advertising category. Full run advertising inches were flat for the first three quarters as a 3% increase in the classified advertising category was offset by a 9% decrease in the national advertising category. Full run retail advertising inches rose 2% in the third quarter primarily due to increases at Hoy and Newsday, partially offset by a decrease at South Florida. Full run retail advertising inches were flat for the first three quarters. Full run national advertising inches decreased 10% in the third quarter due to decreases at Chicago, Los Angeles and South Florida, partially offset by an increase at Baltimore. Full run national advertising decreased 9% for the first three quarters due to decreases at Chicago, Los Angeles and South Florida, partially offset by increases at Hoy and Southern Connecticut. Full run classified advertising inches declined 5% in the third quarter due to decreases at Newport News, Chicago and South Florida, partially offset by an increase at Orlando. Full run classified advertising inches increased 3% for the first three quarters due to an increase at Orlando, partially offset by decreases at Chicago, Newport News and Newsday. Part run advertising inches increased 6% in the third quarter and 4% in the first three quarters of 2006 primarily due to increases at Chicago and Los Angeles, partially offset by decreases at Newsday and Orlando. Preprint advertising pieces increased 1% in the third quarter due to an increase at Los Angeles, partially offset by decreases at Newsday and Chicago. Preprint advertising pieces decreased 2% for the first three quarters due to decreases at Newsday and Chicago, partially offset by increases at Los Angeles and Hartford.

Circulation revenues were down 6% in the third quarter and 5% for the first three quarters of 2006 due to selective discounting and a decline in total net paid circulation copies for both daily and Sunday. The largest revenue declines for both periods were at Chicago, Los Angeles and Baltimore. Total net paid circulation averaged 2.8 million copies daily (Mon-Fri) in the third quarter, down 4% from the prior year, and 4.1 million copies Sunday, representing a decline of 5% from the prior year. For the first three quarters, total net paid circulation averaged 2.9 million copies daily and 4.2 million copies Sunday, both down 4% from the same period a year ago. These declines were mainly due to the Company’s continuing efforts to reduce “other paid” circulation (typically copies distributed to schools and hotels). Individually paid circulation (home delivery plus single copy) in the third quarter of 2006 was down 0.8% for daily and 2.5% for Sunday. Individually paid circulation for the first three quarters of 2006 was flat for daily and down 2% for Sunday.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues increased 3%, or $1 million, and decreased 2%, or $4 million, in the third quarter and first three quarters of 2006, respectively.

Operating Expenses – Operating expenses for the third quarter and first three quarters of 2006 and 2005 were as follows:

	Third Quarter				Three Quarters
(in millions)	2006	2005	Change		2006	2005	Change

Compensation (1)	$333	$341	-	2%	$1,028	$1,027		–
Newsprint and ink	122	121	+	1%	375	360	+	4%
Circulation distribution	118	114	+	4%	352	342	+	3%
Promotion	26	28	-	4%	77	82	-	6%
Depreciation and amortization	44	42	+	3%	129	132	-	3%
Other (2)	172	164	+	4%	496	496		-
Total operating expenses	$815	$810	+	1%	$2,457	$2,439	+	1%

(1) Compensation for the third quarter of 2006 included $2 million of severance charges and $2 million of stock-based compensation expense. Compensation for the first three quarters of 2006 included a $20 million charge related to new union contracts at Newsday, $12 million of stock-based compensation expense and $2 million of other severance charges.
(2) Other expenses for the first three quarters of 2006 were net of a $7 million gain on property sales.

Publishing operating expenses increased 1%, or $5 million, in the third quarter and rose 1%, or $18 million, for the first three quarters of 2006. Compensation expense decreased 2%, or $8 million, in the third quarter and increased $1 million for the first three quarters of 2006. The decrease in the third quarter was primarily due to a 5% (1,000 full-time equivalent positions) reduction in staffing, partially offset by $2 million of stock-based compensation expense and $2 million of severance expense. The increase in the first three quarters was primarily due to a $20 million charge related to the new union contracts at Newsday and $12 million of stock-based compensation expense, partially offset by a 6% (1,000 full-time equivalent positions) reduction in staffing. Newsprint and ink expense increased 1%, or $1 million, in the third quarter and 4%, or $15 million, in the first three quarters of 2006. The Company’s newspapers have transitioned to lighter weight newsprint that on a per ton basis costs more, but yields more pages. On a same-weight basis, average newsprint cost per metric ton increased 9% and consumption declined 8% in the third quarter of 2006. On a same weight basis, average newsprint cost per metric ton increased 11% and consumption declined 7% for the first three quarters of 2006. Circulation distribution expense increased 4%, or $4 million, in the third quarter and 3%, or $10 million, in the first three quarters primarily due to higher mailed preprint advertising postage expenses resulting from higher postage rates and increased volume. Promotion expenses decreased 4%, or $2 million, in the third quarter, and 6%, or $5 million, in the first three quarters of 2006 due to the Company’s efforts to reduce costs in 2006.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit – The following table presents broadcasting and entertainment operating revenues, operating expenses and operating profit for the third quarter and first three quarters of 2006 and 2005. Entertainment includes Tribune Entertainment and the Chicago Cubs.

	Third Quarter				Three Quarters
(in millions)	2006	2005	Change		2006	2005	Change

Operating revenues
Television	$278	$288	-	3%	$853	$869	-	2%
Radio/entertainment	115	116	-	1%	217	225	-	4%
Total operating revenues	$393	$404	-	3%	$1,070	$1,094	-	2%

Operating expenses
Television	$204	$198	+	3%	$603	$581	+	4%
Radio/entertainment	81	79	+	3%	181	195	-	7%
Total operating expenses	$285	$277	+	3%	$784	$776	+	1%

Operating profit (1)
Television	$74	$90	-	18%	$250	$288	-	13%
Radio/entertainment	34	37	-	9%	36	30	+	19%
Total operating profit	$108	$127	-	15%	$286	$318	-	10%

(1)  Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Broadcasting and entertainment operating revenues decreased 3%, or $11 million, in the 2006 third quarter and 2%, or $24 million, in the first three quarters. Television revenues were down 3%, or $10 million, in the third quarter and 2%, or $16 million, in the first three quarters of 2006 due to lower advertising revenues, which were affected by a continuing uneven advertising environment, primarily driven by weakness in the retail, automobile and restaurant categories, partially offset by gains in the telecom, movies and education categories. Radio/entertainment revenues were down 1%, or $1 million, in the 2006 third quarter and 4%, or $8 million, in the first three quarters due to lower revenues at WGN Radio and reduced syndication revenue at Tribune Entertainment, partially offset by increased revenue for the Chicago Cubs.

Operating profit for broadcasting and entertainment was down 15%, or $19 million, in the 2006 third quarter and 10%, or $32 million, in the first three quarters. Television operating profit decreased 18%, or $16 million, in the third quarter and 13%, or $38 million, in the first three quarters due to decreases in operating revenues, increases in broadcast rights amortization and stock-based compensation expense. Radio/entertainment operating profit decreased 9%, or $3 million, in the third quarter of 2006 primarily due to the revenue declines at WGN Radio and Tribune Entertainment. Radio/entertainment operating profit for the first three quarters increased 19%, or $6 million, primarily due to improved results at the Chicago Cubs.

Operating Expenses– Operating expenses for the third quarter and first three quarters of 2006 and 2005 were as follows:

	Third Quarter				Three Quarters
(in millions)	2006	2005	Change		2006	2005	Change

Compensation (1)	$133	$127	+	4%	$330	$338	-	2%
Programming	86	82	+	5%	257	242	+	6%
Depreciation and amortization	13	12	+	10%	38	37	+	5%
Other	53	56	-	5%	159	159	-	1%
Total operating expenses	$285	$277	+	3%	$784	$776	+	1%

(1) Compensation includes stock-based compensation expense of $1 million and $5 million in the third quarter and first three quarters of 2006, respectively.

Broadcasting and entertainment operating expenses increased 3%, or $8 million, in the 2006 third quarter and increased 1%, or $8 million, for the first three quarters. Compensation expense increased 4%, or $6 million, in the 2006 third quarter primarily due to higher compensation expense at the Chicago Cubs and decreased 2%, or $8 million, in the first three quarters due to declines at both television and radio/entertainment. Programming expense increased 5%, or $4 million, in the 2006 third quarter and 6%, or $15 million, in the first three quarters primarily due to higher broadcast rights amortization. Other cash expenses were down 5%, or $3 million, in the 2006 third quarter and down 1% in the first three quarters.

CORPORATE EXPENSES

Corporate expenses for the 2006 third quarter increased $0.6 million, or 5%, from the third quarter of 2005, and for the first three quarters of 2006 rose 20% to $48 million from $40 million. The increases were primarily due to $1 million and $10 million of stock-based compensation expense recorded in the third quarter and first three quarters of 2006, respectively, partially offset by savings from staff declines and other cost reductions.

EQUITY RESULTS

Net income on equity investments increased $11 million to $19 million in the 2006 third quarter, and increased $31 million to $51 million in the first three quarters of 2006. The increases were primarily due to operating improvements at TV Food Network and CareerBuilder and the absence of losses from The WB Network. The first three quarters of 2006 also included the Company’s $6 million share of a one-time favorable income tax adjustment at CareerBuilder.

INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE, AND INCOME TAXES

Interest and dividend income for the 2006 third quarter increased $2 million to $5 million and rose $4 million to $9 million for the first three quarters primarily due to higher average cash balances and interest rates. Interest expense for the 2006 third quarter increased 118% to $84 million, and for the first three quarters rose 65% to $180 million, primarily due to higher debt levels and interest rates. Debt, excluding the PHONES, was $4.7 billion at the end of the 2006 third quarter, compared with $2.0 billion at the end of the third quarter of 2005. The increase was primarily due to financing the share repurchases in the third quarter of 2006 and paying the Matthew Bender and Mosby tax liabilities in the fourth quarter of 2005.

The effective tax rate on income from continuing operations in the 2006 third quarter and first three quarters was 31.2% and 37.4%, respectively, compared with rates of 92.3% and 55.0% in the third quarter and first three quarters of 2005, respectively. The effective tax rate for each of these periods was affected by income tax settlements and adjustments, as well as other non-operating items (see Note 9 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof). In the aggregate, non-operating items lowered the effective tax rates for the third quarter and first three quarters of 2006 by 7.2 and 2.1 percentage points, respectively, and increased the effective tax rates for the third quarter and first three quarters of 2005 by 53.1 and 15.9 percentage points, respectively.

DISCONTINUED OPERATIONS

On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta to Gannett Co., Inc. for $180 million. The sale closed on Aug. 7, 2006. On June 19, 2006, the Company announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. This transaction requires FCC approval and is expected to close in late 2006 or early 2007. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston, to Sunbeam Television Corp. for $113.7 million. This transaction also requires FCC approval and is expected to close in the fourth quarter of 2006.

These businesses were considered components of the Company’s broadcasting and entertainment segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses will be eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations after the completion of the sales. Accordingly, the results of operations of each of these businesses are now reported as discontinued operations in the condensed consolidated statements of income. Prior year consolidated statements of income have been restated to conform to the current year presentation of discontinued operations. In addition, the Boston and Albany stations are now classified as held for sale, and their assets and liabilities to be sold are presented separately in the Sept. 24, 2006 condensed consolidated balance sheet.

In conjunction with the sales of WATL-TV, Atlanta and WCWN-TV, Albany, the Company recorded in the second quarter of 2006 a pretax loss totaling $90 million, including $80 million of allocated television group goodwill, to write down the net assets of the stations to estimated fair value, less costs to sell. The Company subsequently reduced the estimated pretax loss on sale during the third quarter of 2006 by $1 million to reflect adjustments to the estimated loss on the sale of the Atlanta station. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”), the Company aggregates all of its television stations into one reporting unit for goodwill accounting purposes. Although no goodwill was recorded when the Atlanta station was acquired and only $0.3 million of goodwill was recorded for the Albany station acquisition, FAS No. 142 requires the Company to allocate a portion of its total television group goodwill to stations that are to be sold based on the fair value of the stations, relative to the fair value of the Company’s remaining stations. On this same basis, $46 million of television group goodwill has been allocated to the Boston station and is included in assets held for sale at Sept. 24, 2006. A gain is expected on the Boston station sale and will be recorded when the sale closes.

Selected financial information related to discontinued operations is summarized as follows:

	Third Quarter Ended		Three Quarters Ended
(in thousands, except per share data)	Sept. 24, 2006	Sept. 25, 2005	Sept. 24, 2006	Sept. 25, 2005

Operating revenues	$13,874	$19,107	$53,390	$61,335

Operating profit	$149	$3,823	$6,148	$14,187
Loss on sales of discontinued operations	799	–	(89,256)	–
Income (loss) from discontinued operations before income taxes	948	3,823	(83,108)	14,187
Income taxes (1)	(390)	(1,499)	9,279	(5,543)
Income (loss) from discontinued operations,
net of tax	$558	$2,324	$(73,829)	$8,644

Income (loss) from discontinued operations per share:
Basic	$–	$.01	$(.26)	$.03
Diluted	$–	$.01	$(.26)	$.03

(1) Income taxes for the first three quarters of 2006 included a tax benefit of $12 million related to the $89 million pretax loss on sales of discontinued operations. The tax benefit was only 13.5% of the pretax loss because most of the $80 million goodwill allocation, which is included in the loss, is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by operations in the first three quarters was $621 million in 2006, down 14% from $723 million in 2005. The Company expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations, borrowings under the new credit agreements described below and, if necessary, by the issuance of additional debt and proceeds from the issuance of stock related to stock option exercises.

Net cash used for investments totaled $90 million in the first three quarters of 2006 compared with $186 million in the first three quarters of 2005. The Company spent $119 million for capital expenditures and $215 million in cash for acquisitions and investments in the first three quarters of 2006. The Company received $244 million in proceeds from sales of subsidiaries, investments, and real estate in the first three quarters of 2006.

Net cash used for financing activities in the first three quarters of 2006 was $443 million and included repayments of commercial paper and long-term debt, repurchases of common stock and the payment of dividends, partially offset by borrowings under its bridge credit facility, long-term borrowings and proceeds from sales of stock to employees. The Company borrowed $1.6 billion under its bridge credit facility and $1.25 billion under its five-year credit agreement in the third quarter of 2006. The Company repaid $827 million of commercial paper, net of issuances, and $62 million of long-term debt during the first three quarters of 2006. The Company repurchased 70.7 million shares of its common stock for $2.3 billion in the first three quarters of 2006. Under the Company’s 2000 and 2005 general stock repurchase authorizations, the Company may buy back an additional $862 million of its common stock as of Sept 24, 2006. Dividends paid on common and preferred stock totaled $158 million in the first three quarters of 2006.

The Company completed its tender offer and acquired 45 million shares of its common stock on July 5, 2006 at a price of $32.50 per share before transaction costs. The Company also acquired 10 million shares of its common stock from the McCormick Tribune Foundation and the Cantigny Foundation on July 12, 2006 at a price of $32.50 per share before transaction costs. In connection with the tender offer, the board of directors also authorized the repurchase of an additional 12 million shares of the Company’s common stock commencing on the eleventh business day following the completion of the tender offer. In the third quarter of 2006, the Company repurchased an additional 11.1 million shares under that authorization at a weighted average cost of $29.94 per share.

On June 19, 2006, the Company entered into a five-year credit agreement and a 364-day bridge credit agreement, both of which were amended and restated on June 27, 2006. The five-year credit agreement provides for a $1.5 billion unsecured term facility, of which $250 million was available and used to refinance the medium-term notes that matured on Nov. 1, 2006, and a $750 million unsecured revolving facility. The 364-day bridge credit agreement provides for a $2.15 billion unsecured bridge facility. As of Sept. 24, 2006, the Company had outstanding borrowings of $1.25 billion and $1.6 billion under the term facility and the bridge facility, respectively, and the Company had no borrowings under the revolving facility. The Company has the ability and intends to refinance borrowings under the bridge facility prior to maturity. Refinancing thesethe borrowings on similar financial terms will be contingent upon a number of factors, including the outcome of the Company’s exploration of strategic alternatives, financial market conditions and the Company’s credit ratings.

The Company’s commercial paper is currently rated “B,” “NP,” and “R-2m” by Standard and Poor’s (S&P), Moody’s Investors Services (“Moody’s”), and Dominion Bond Rating Service (“Dominion”), respectively. The Company’s senior unsecured long-term debt is rated “BB+” by S&P, “Ba1” by Moody’s, “BB+” by Fitch Ratings (“Fitch”) and “BBB” by Dominion. Moody’s has a “negative” outlook on the Company, and S&P and Fitch have the Company on “negative” credit watch. Dominion has the Company under review with negative implications.

The Company has for several years maintained active debt shelf registration statements for its medium-term note program and other financing needs. A $1 billion shelf registration statement was declared effective in February 2006. In July 2006, a new shelf registration statement was filed and declared effective, replacing the shelf registration statement declared effective in February 2006. The new shelf registration statement does not have a designated amount, but the Company’s Board of Directors has authorized the issuance and sale of up to $3 billion of debt securities, inclusive of the $1 billion that was registered pursuant to the February 2006 registration statement. Proceeds from any future debt issuances under the new shelf would be used for general corporate purposes, including repayment of short-term and long-term borrowings, capital expenditures, working capital, financing of acquisitions and stock repurchase programs.

The resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than those which have been provided by the Company.

Off-Balance Sheet Arrangements – Off-balance sheet arrangements, as defined by the Securities and Exchange Commission, include the following four categories: obligations under certain guarantees or contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interests. The Company has not entered into any material arrangements that would fall under any of these four categories, which would be reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity or capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following represents an update of the Company’s market-sensitive financial information. This information contains forward-looking statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 25, 2005.

INTEREST RATE RISK

Variable Interest Rate Liabilities – On June 19, 2006, the Company entered into new credit agreements to finance the Company’s tender offer to repurchase shares of the Company’s common stock as well as to refinance certain indebtedness. In addition, one of the credit agreements includes an unsecured revolving credit facility that is available for working capital and general corporate purposes, including acquisitions. These credit agreements were subsequently amended and restated on June 27, 2006. In general, borrowings under these credit facilities bear interest at a variable rate based on LIBOR plus a spread ranging from 0.35% to 1.25% based on the Company’s credit ratings. As of Sept. 24, 2006, the Company had $2.85 billion of variable rate borrowings outstanding under these credit facilities. At this borrowing level, a hypothetical one percent increase in the underlying interest rates for the Company’s variable rate borrowings under these agreements would result in an additional $28.5 million of annual pretax interest expense.

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

The following analysis presents the hypothetical change at Sept. 24, 2006 in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price. As of Sept. 24, 2006, the Company’s common stock investments in publicly traded companies that are classified as available-for-sale consisted primarily of 275,000 shares of Time Warner common stock unrelated to PHONES (see discussion below in “Derivatives and Related Trading Securities”) and 3.4 million shares of AdStar, Inc.

	Valuation of Investments Assuming Indicated Decrease in Stock’s Price				Valuation of Investments Assuming Indicated Increase in Stock’s Price
(in thousands)	-30%	-20%	-10%	Sept. 24, 2006 Fair Value	+10%	+20%	+30%
Common stock investments in public companies	$5,539	$6,330	$7,122	$7,913(1)	$8,704	$9,495	$10,287

(1)	Excludes 16 million shares of Time Warner common stock. See discussion below in “Derivatives and Related Trading Securities.”

During the last 12 quarters preceding Sept. 24, 2006, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in two of the quarters, by 20% or more in none of the quarters and by 30% or more in none of the quarters.

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

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or the principal value of the PHONES ($156.59 per PHONES at Sept. 24, 2006). At Sept. 24, 2006, the PHONES carrying value was approximately $551 million. Since the issuance of the PHONES in April 1999, changes in the fair value of the derivative component of the PHONES have partially offset changes in the fair value of the related Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related Time Warner shares.

The following analysis presents the hypothetical change in the fair value of the Company’s 16 million shares of Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investment Assuming Indicated Decrease in Stock’s Price				Valuation of Investment Assuming Indicated Increase in Stock’s Price
(in thousands)	-30%	-20%	-10%	Sept. 24, 2006 Fair Value	+10%	+20%	+30%
Time Warner common stock	$198,576	$226,994	$255,312	$283,680	$312,048	$340,416	$368,784

During the last 12 quarters preceding Sept. 24, 2006, market price movements have caused the fair value of the Company’s 16 million shares of Time Warner common stock to change by 10% or more in two of the quarters, by 20% or more in none of the quarters and by 30% or more in none of the quarters.

ITEM 4.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of Sept. 24, 2006. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended Sept. 24, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The information contained in Note 5, Note 6 and Note 14 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

The risk factors presented below entitled “The effects and results of our exploration of strategic alternatives are uncertain” and “We have exposure to interest rate risk” are new and should be considered in addition to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 25, 2005 and in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended June 25, 2006. There have been no other material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 25, 2005.

The effects and results of our exploration of strategic alternatives are uncertain

On Sept. 21, 2006, we announced that our board of directors established an independent special committee to oversee management’s exploration of alternatives for creating additional value for shareholders. It is not certain what alternatives may be available to us or whether we will elect to pursue any such alternatives, and there can be no assurance that the exploration of alternatives will result in a transaction. Further, it is not certain what impact any particular alternative, or lack thereof, may have on our stock price, operating results or financial condition.

We have exposure to interest rate risk

Borrowings under certain of our credit agreements bear interest at variable rates based on LIBOR plus a spread determined on the basis of the Company’s credit ratings. Accordingly, changes in interest rates may adversely affect our cost of borrowing. For additional discussion of interest rate risk, see Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk.”

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Stock Repurchase Program – In 2000, the Company’s board of directors authorized the Company to repurchase $2.5 billion of its common stock. Through Dec. 25, 2005, the Company repurchased 56 million shares of its common stock at a cost of $2.3 billion under this authorization. In Dec. 2005, the board of directors authorized additional repurchases of $1 billion (inclusive of $160 million of remaining authority under the 2000 stock repurchase authorization). As of Sept. 24, 2006, the Company may repurchase an additional $862 million of its common stock pursuant to this authorization.

Modified “Dutch-Auction” Tender Offer – On May 30, 2006, the Company initiated a modified “Dutch Auction” tender offer to repurchase up to 53 million shares of its common stock at a price per share not greater than $32.50 and not less than $28.00. The tender offer closed on June 26, 2006, and the Company acquired 45,026,835 shares of its common stock at a price of $32.50 per share on July 5, 2006 before transaction costs. The Company also acquired 10 million shares of its common stock from the McCormick Tribune Foundation and the Cantigny Foundation on July 12, 2006 at a price of $32.50 per share before transaction costs. In connection with the tender offer, the board of directors, in May 2006, also authorized the repurchase of an additional 12 million shares of the Company’s common stock commencing on the eleventh business day following the completion of the tender offer. In the third quarter of 2006, the Company repurchased an additional 11.1 million shares in the open market at a weighted average cost of $29.94 per share pursuant to this authorization. The Company does not intend to repurchase any additional shares of its common stock in the open market pursuant to the May 2006 authorization.

Repurchases in the first three quarters, by fiscal period, were as set forth below (in thousands, except average price). All repurchases during Period 7 and Period 8 were made in connection with the tender offer and pursuant to the May 2006 authorization.

	Shares Repurchased	Average Cost	Total Number of Shares Repurchased	Value of Shares that May Yet be Repurchased (1)

Period 1 (5 weeks ended Jan. 29, 2006)	1,000	$30.46	57,426	$969,520
Period 2 (4 weeks ended Feb. 26, 2006)	3,604	29.74	61,030	862,254
Period 3 (4 weeks ended March 26, 2006)	–	–	61,030	862,254
Period 4 (4 weeks ended April 23, 2006)	–	–	61,030	862,254
Period 5 (4 weeks ended May 21, 2006)	–	–	61,030	862,254
Period 6 (5 weeks ended June 25, 2006)	–	–	61,030	862,254
Period 7 (5 weeks ended July 30, 2006)	61,125	32.25	122,155	862,254
Period 8 (4 weeks ended Aug. 27, 2006)	4,956	29.79	127,111	862,254
Period 9 (4 weeks ended Sept. 24, 2006)	–	–	127,111	862,254

(1)
Value of shares that may yet be repurchased at the end of Periods 6, 7, 8 and 9 excludes the value of the additional 12 million shares of the Company’s common stock that the board of directors authorized for repurchase in May 2006 and that remained available for repurchase at the end of such period.

ITEM 6.  EXHIBITS.

(a)  Exhibits.

Exhibits marked with an asterisk (*) are incorporated by reference to the documents previously filed by Tribune Company with the Securities and Exchange Commission, as indicated. All other documents are filed with this Report.

10.1* – Amended and Restated Lease Agreement, between TMCT, LLC and Tribune Company, dated Sept. 22, 2006. (Exhibit 10.5 to Current Report on Form 8-K dated Sept. 21, 2006).

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

TRIBUNE COMPANY (Registrant)

Date: November 2, 2006	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the registrant and as Chief Accounting Officer)