Form 10-K
period 2006-12-31
TRIBUNE CO
filed 2007-02-26
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

Commission file number 1-8572

TRIBUNE COMPANY

(Exact name of registrant as specified in its charter)

Delaware	36-1880355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
435 North Michigan Avenue Chicago, Illinois	60611
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (312) 222-9100
Securities registered pursuant to Section 12(b) of the Act:

Title of each class			Name of each exchange on which registered
Common Stock ($.01 par value) Preferred Share Purchase Rights	}	{	New York Stock Exchange Chicago Stock Exchange
2% Exchangeable Subordinated Debentures Due 2029			New York Stock Exchange

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒   No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐   No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☒   Accelerated Filer ☐   Non-Accelerated Filer ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐   No ☒

Aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates on June 23, 2006, based upon the closing price of the Company’s Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $6,998,000,000.

At February 16, 2007, there were 240,197,343 shares outstanding of the Company’s Common Stock ($.01 par value per share), excluding 60,683,388 shares held by subsidiaries of the Company (see Note 15 to the Company’s Consolidated Financial Statements).

The following document is incorporated by reference, in part:

Definitive Proxy Statement for the registrant’s May 9, 2007 Annual Meeting of Shareholders (Part III, to the extent described therein).

PART I

ITEM 1.   BUSINESS.

Tribune Company (“Tribune” or the “Company”) is a media and entertainment company. Through its subsidiaries, the Company is engaged in newspaper publishing, television and radio broadcasting and entertainment. The Company was founded in 1847 and incorporated in Illinois in 1861. As a result of a corporate restructuring in 1968, the Company became a holding company incorporated in Delaware. References in this report to “the Company” include Tribune Company and its subsidiaries, unless the context otherwise indicates. The information in this Item 1 should be read in conjunction with the information contained in Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s consolidated financial statements and related notes thereto included in Item 8. Certain prior year amounts have been reclassified to conform with the 2006 presentation. These reclassifications had no impact on reported prior year total revenues, operating profit or net income.

This Annual Report on Form 10-K (“Form 10-K”) contains certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements including, but not limited to, the items discussed in Item 1A, “Risk Factors.” Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: changes in advertising demand, circulation levels and audience shares; regulatory and judicial rulings; availability and cost of broadcast rights; competition and other economic conditions; changes in newsprint prices; changes in the Company’s credit ratings and interest rates; changes in accounting standards; adverse results from litigation, governmental investigations or tax related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments and divestitures; the effect of derivative transactions; the Company’s reliance on third-party vendors for various services; and the Company’s exploration of alternatives for creating additional value for shareholders. The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

Significant Events

Common Stock Repurchases—The Company’s common stock repurchases totaled 71 million shares for $2.3 billion in 2006 and 12 million shares for $440 million in 2005. The following table summarizes the Company’s 2006 common stock repurchases (in thousands):

	Shares	Cost
Repurchases in first quarter	4,604	$137,746
Tender offer repurchases	45,027	1,468,270
Repurchases from the Robert R. McCormick Tribune Foundation and Cantigny Foundation	10,000	325,300
Repurchases subsequent to the tender offer	11,053	330,952
Total common stock repurchases	70,684	$2,262,268

On May 30, 2006, the Company initiated a modified “Dutch Auction” tender offer to repurchase up to 53 million shares of its common stock at a price per share not greater than $32.50 and not less than $28.00. The tender offer closed on June 26, 2006, and the Company acquired 45 million shares of its common stock on July 5, 2006 at a price of $32.50 per share before transaction costs. The Company also acquired

10 million shares of its common stock from the Robert R. McCormick Tribune Foundation and the Cantigny Foundation on July 12, 2006 at a price of $32.50 per share before transaction costs. The Robert R. McCormick Tribune Foundation and the Cantigny Foundation are affiliated non-profit organizations, which together held 13.6% of the Company’s outstanding shares when the tender offer was launched. In connection with the tender offer, the board of directors also authorized the repurchase of an additional 12 million shares of the Company’s common stock commencing on the eleventh business day following the completion of the tender offer. In the third quarter of 2006, the Company repurchased an additional 11.1 million shares under that authorization at a weighted average cost of $29.94 per share. In addition, the Company repurchased and retired 4.6 million shares of its common stock in the first quarter of 2006.

Credit Agreements—On June 19, 2006, the Company entered into a five-year credit agreement and a 364-day bridge credit agreement, both of which were amended and restated on June 27, 2006. The five-year credit agreement provides for a $1.5 billion unsecured term facility, of which $250 million was used to refinance the medium-term notes that matured on Nov. 1, 2006, and a $750 million unsecured revolving facility. The 364-day bridge credit agreement provided for a $2.15 billion unsecured bridge facility.

The Company entered into these agreements to finance the Company’s tender offer initiated on May 30, 2006; to repurchase shares of the Company’s common stock from the Robert R. McCormick Tribune Foundation and Cantigny Foundation; to repurchase shares of the Company’s common stock pursuant to open market or privately negotiated transactions; to refinance certain indebtedness; and to pay fees and expenses incurred in connection with the repurchases. In addition, the revolving facility is available for working capital and general corporate purposes, including acquisitions.

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

As of Dec. 31, 2006, the Company had outstanding borrowings of $1.5 billion and $1.3 billion under the term facility and the bridge facility, respectively, and the Company had no borrowings under the revolving facility. As of Dec. 31, 2006, the applicable interest rate on both the term facility and the bridge facility was 6.2%.

The credit agreements contain certain restrictive covenants, including financial covenants that require the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio. At Dec. 31, 2006, the Company was in compliance with the covenants.

TMCT Transactions—As a result of the Company’s acquisition of The Times Mirror Company (“Times Mirror”) in 2000, the Company holds investment interests in TMCT, LLC (“TMCT”) and TMCT II, LLC (“TMCT II”). TMCT and TMCT II were formed in 1997 and 1999, respectively, as a result of transactions involving agreements between Times Mirror and its largest shareholders, Chandler Trust No. 1 and Chandler Trust No. 2 (collectively, the “Chandler Trusts”). The Times Mirror acquisition resulted in the Chandler Trusts becoming significant shareholders of the Company. The TMCT and TMCT II LLC agreements have no specific term, and the dissolution, determination of liquidation values and distribution of assets require the mutual consent of the Company and the Chandler Trusts.

The collective assets of TMCT and TMCT II as of Dec. 25, 2005 included approximately 51.4 million shares of the Company’s common stock and 1.1 million shares of the Company’s preferred stock, representing all of the Company’s issued Series C, D-1 and D-2 preferred stock. The TMCT and TMCT II assets also include a variety of fixed income and equity investments. In addition, TMCT owns eight real properties that are leased to the Company. Additional information pertaining to the Company’s investments in TMCT and TMCT II is provided in Note 7 to the consolidated financial statements in Item 8.

On Sept. 21, 2006, the Company and the Chandler Trusts entered into agreements to restructure TMCT and TMCT II. Under the terms of the agreements, the Company received on Sept. 22, 2006, a total of 38.9 million shares of the Company’s common stock and all 1.1 million shares of the Company’s preferred stock held collectively by TMCT and TMCT II. As a result of the transactions, the Company’s interests in each of TMCT and TMCT II were reduced to approximately 5%. The Sept. 21, 2006 agreements also provide for certain put and call options, which are exercisable at fair market value beginning in September 2007, relating to the Company’s remaining ownership interests in TMCT and TMCT II. As a result of the transactions, the Company in the third quarter of 2006 recorded a one-time, non-operating gain of $48 million, net of tax; increased its common treasury stock by $161 million and its preferred treasury stock by $107 million; and reduced its combined investment in TMCT and TMCT II by $195 million.

On Sept. 22, 2006, the Company and TMCT amended the lease agreement for the eight properties the Company leases from TMCT. Under the terms of the amended lease, the Company was granted an accelerated option to acquire the eight properties during the month of January 2008 for $175 million. The Company was also granted an option to acquire the leased properties from Feb. 8, 2008 to three months prior to the expiration of the amended lease. In addition, the amendment extended the properties’ current fixed rental rate through Aug. 7, 2021.

On Oct. 20, 2006, the remaining 12.4 million shares of the Company’s common stock held by TMCT and TMCT II were distributed to the Company and the Chandler Trusts in accordance with their respective ownership interests. The Company received 0.6 million shares and the Chandler Trusts received 11.8 million shares.

The Company and the Chandler Trusts share in the cash flows of the various assets held by TMCT and TMCT II. Prior to the Sept. 22, 2006 transactions, the cash flows from the Tribune common and preferred shares held by TMCT and TMCT II were largely allocated to the Company, while the cash flows from the other assets were largely allocated to the Chandler Trusts. As a result, the Company included in treasury stock 80% of the Tribune common and preferred shares held by TMCT and TMCT II. In addition, 80% of the dividends on the preferred and common shares held by TMCT and TMCT II were effectively eliminated. Following the Sept. 22, 2006 transactions and until the Oct. 20, 2006 distribution, the Company included in treasury stock approximately 5% of the Tribune common shares held by TMCT and TMCT II. As a result of the transactions, the Company no longer has any shares of its Series C, D-1 and D-2 preferred stock outstanding, and the Company’s common shares outstanding increased by 1.6 million.

Sales of WATL-TV, Atlanta, WCWN-TV, Albany and WLVI-TV, Boston—On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta to Gannett Co., Inc. for $180 million. The sale closed on Aug. 7, 2006. On June 19, 2006, the Company announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. The sale closed on Dec. 6, 2006. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston, to Sunbeam Television Corp. for $113.7 million. The sale closed on Dec. 19, 2006.

These businesses were considered components of the Company’s broadcasting and entertainment segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses have been eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations. Accordingly, the results of operations of each of these businesses have been reported as discontinued operations in the consolidated statements of income. Prior year consolidated statements of income have been reclassified to conform to the current year presentation of discontinued operations.

In conjunction with the sales of WATL-TV, Atlanta and WCWN-TV, Albany, the Company recorded in the second quarter of 2006 a pretax loss totaling $90 million, including $80 million of allocated television group goodwill, to write down the net assets of the stations to estimated fair value, less costs to sell. The Company subsequently reduced the pretax loss on sales of the Atlanta and Albany stations during the third quarter of 2006 by $1 million. In addition, the Company recorded in the fourth quarter of 2006 a pretax gain of $41 million, including $45 million of allocated television group goodwill, for the sale of the Boston station. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets”, the Company aggregates all of its television stations into one reporting unit for goodwill accounting purposes. FAS No. 142 requires the Company to allocate a portion of its total television group goodwill to stations that are to be sold on a relative fair value basis. The net pretax loss on sales of the three stations sold during 2006 was $48 million, including $125 million of allocated television group goodwill.

Acquisition of Additional Equity in CareerBuilder, ShopLocal and Topix—In August 2006, the Company completed its acquisition of additional equity interests in each of CareerBuilder, LLC, ShopLocal, LLC (formerly CrossMedia Services, Inc.) and Topix, LLC for an aggregate purchase price of $155 million. The negotiated equity purchases followed the exercise of call options by the Company and Gannett Co., Inc. on Knight-Ridder, Inc.’s equity ownership in the three online businesses after The McClatchy Company’s announcement of its proposed acquisition of Knight-Ridder, Inc. As a result of this transaction, the Company and Gannett Co., Inc. each increased their respective ownership of CareerBuilder, LLC and ShopLocal, LLC to 42.5% with The McClatchy Company retaining a 15% interest in both entities. Additionally, each of the Company’s and Gannett Co., Inc.’s interest in Topix, LLC increased to 31.9%. As a result of subsequent funding, the current ownership of Topix, LLC is approximately 33.7% for both the Company and Gannett Co., Inc., 11.9% for The McClatchy Company and 20.7% for management of Topix, LLC.

Network Affiliations—On Jan. 24, 2006, the Company announced that it had reached a 10-year agreement to affiliate 16 of its television stations which were at that time affiliated with the former WB Network (including those in New York, Los Angeles and Chicago) with a new broadcast network, the CW Network. The new network was launched in September 2006 by Warner Bros. Entertainment and CBS. The new network airs a portion of the programming previously carried on the WB Network and the UPN Network, as well as new programming. The WB Network has shut down. The Company did not incur any costs related to the shutdown of the WB Network.

In the second quarter of 2006, the Company announced that its other three former WB Network affiliates (Philadelphia, Atlanta and Seattle) would become affiliates of the new broadcast network, MyNetworkTV, which was launched in September 2006 by the FOX Television Stations Network Inc. and Twentieth Century Television. The new network airs primarily primetime dramas. The Company subsequently sold its Atlanta station in August 2006 and its Albany and Boston stations in December 2006.

Business Segments

The Company’s operations are divided into two industry segments: publishing and broadcasting and entertainment. These segments operate primarily in the United States. Certain administrative activities are not included in either segment, but are reported as corporate. These segments reflect the way the Company sells its products to the marketplace, manages operations and makes business decisions.

The Company’s fiscal year ends on the last Sunday in December. Fiscal year 2006 ended on Dec. 31, 2006 and encompassed 53 weeks, while fiscal years 2005 and 2004 each encompassed 52 weeks. For 2006, the additional week increased consolidated operating revenues and operating expenses by approximately 1.5% and consolidated operating profit by approximately 2%. The following table sets forth operating revenues and operating profit information for each segment of the Company for 2006, 2005 and 2004 (in thousands):

	2006	2005	2004
Operating revenues:
Publishing	$4,092,562	$4,096,850	$4,129,850
Broadcasting and entertainment	1,425,146	1,414,433	1,501,581
Total operating revenues	$5,517,708	$5,511,283	$5,631,431
Operating profit (loss)(1):
Publishing	$749,189	$759,713	$726,207
Broadcasting and entertainment	391,533	416,891	513,289
Corporate expenses	(55,712)	(49,413)	(52,218)
Total operating profit	$1,085,010	$1,127,191	$1,187,278

(1)       Operating profit for each segment excludes interest and dividend income, interest expense, equity income and loss, non-operating items and income taxes.

The following table sets forth asset information for each industry segment (in thousands):

	Dec. 31, 2006	Dec. 25, 2005
Assets:
Publishing(1)	$8,512,512	$8,637,176
Broadcasting and entertainment	3,987,449	4,425,135
Corporate(2)	900,811	1,483,931
Total assets	$13,400,772	$14,546,242

(1)       Publishing assets at Dec. 31, 2006 and Dec. 25, 2005 include $9 million and $24 million of assets held for sale and $26 million and $34 million of assets idled, respectively (see Note 3 to the consolidated financial statements in Item 8).

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

Publishing

The publishing segment represented 74% of the Company’s consolidated operating revenues in 2006. For the six months ended September 2006, total average paid circulation for Tribune’s 11 metro newspapers averaged 2.8 million copies daily (Mon.-Fri.) and 4.1 million copies Sunday, a decline of 4.5% and 4.4%, respectively, from 2005. The Company’s primary daily newspapers are the Los Angeles Times, Chicago Tribune, Newsday, South Florida Sun-Sentinel, Orlando Sentinel, The Sun, Hartford Courant, The Morning Call, Daily Press, The Advocate and Greenwich Time. The Company’s publishing segment manages the websites of the Company’s daily newspapers and television stations, as well as other branded sites targeting specific communities of interest. The Company also owns entertainment listings, a newspaper syndication and media marketing company, a Chicago-area cable television news channel and other publishing-related businesses.

The additional week in fiscal year 2006 increased publishing advertising revenues, circulation revenues, and operating profit by approximately 2% and increased operating expenses by approximately 1.5%. Operating revenues for the Company’s three largest newspapers, including their related businesses, for the last three years were as follows (in thousands):

	2006	2005	2004
Operating revenues:
Los Angeles Times(1)	$1,116,858	$1,111,052	$1,134,780
Chicago Tribune(1)	862,660	873,668	853,165
Newsday(1)	541,074	574,864	614,681
Other newspapers and businesses	1,571,970	1,537,266	1,527,224
Total publishing revenues	$4,092,562	$4,096,850	$4,129,850

(1)       Includes the daily newspaper and other related businesses.

The following table provides a breakdown of operating revenues for the publishing segment for the last three years (in thousands):

	2006	2005	2004
Advertising:
Retail	$1,344,124	$1,323,547	$1,330,951
National	736,808	774,093	802,530
Classified	1,179,128	1,146,460	1,095,012
Total advertising	3,260,060	3,244,100	3,228,493
Circulation	575,043	596,163	643,947
Other(1)	257,459	256,587	257,410
Total	$4,092,562	$4,096,850	$4,129,850

(1)       Primarily includes revenues from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities.

The following table sets forth information concerning the Company’s advertising volume for its daily newspapers for the last three years (in thousands):

	2006	2005	2004
Advertising inches
Full run:
Retail	6,119	5,980	6,200
National	3,457	3,774	3,998
Classified	10,154	10,023	10,265
Total full run	19,730	19,777	20,463
Part run	21,217	20,112	20,575
Total advertising inches	40,947	39,889	41,038
Preprint pieces	14,928,728	14,929,047	14,680,009

The following table sets forth information concerning the Company’s circulation for its primary daily newspapers (in thousands):

	Average Paid Circulation For the Six Months Ended Sept.(1)
	Daily(2)			Sunday
	2006	2005	2004	2006	2005	2004
Los Angeles Times	776	843	877	1,172	1,248	1,292
Chicago Tribune	576	586	601	938	951	964
Newsday (Long Island)	411	432	459	475	496	521
South Florida Sun-Sentinel	222	227	232	305	322	337
Orlando Sentinel	214	220	247	317	331	364
The Sun (Baltimore)	236	247	270	381	419	454
Other daily newspapers(3)	408	422	436	559	571	597
Total Net Paid Circulation(4)	2,843	2,977	3,122	4,147	4,338	4,529
Total Individually Paid Circulation(4)	2,724	2,759	2,880	4,066	4,171	4,324

(1)       Circulation data is based on internal records, is subject to audit by the Audit Bureau of Circulations (“ABC’’) and may be updated in subsequent filings.

(2)       Average daily circulation is based on a five-day (Mon.-Fri.) average.

(3)       Other daily newspapers include Hartford Courant, The Morning Call, Daily Press, The Advocate and Greenwich Time.

(4)       Individually paid circulation includes home delivery and single copy sales. This circulation is more highly valued by advertisers and represented 96% of total daily circulation and 98% of total Sunday circulation for the six months ended September 2006. Total net paid circulation includes both individually paid and other paid (education, sponsored, hotels) copies.

Each of the Company’s newspapers operates independently to most effectively meet the needs of the community it serves. Local management establishes editorial policies. The Company coordinates certain aspects of operations and resources in order to provide greater operating efficiency and economies of scale.

The Company’s newspapers compete for readership and advertising with other metropolitan, suburban and national newspapers, and also with television, radio, Internet services and other media. Competition for newspaper advertising is based upon circulation levels, readership demographics, price, service and advertiser results, while competition for circulation is based upon the content of the newspaper, service and price.

The Los Angeles Times, Chicago Tribune, South Florida Sun-Sentinel, Orlando Sentinel, Daily Press, The Morning Call, The Advocate and Greenwich Time are printed in Company-owned production facilities. Newsday, The Sun and Hartford Courant are printed on Company-owned presses in production facilities leased from an affiliate (see Note 7 to the consolidated financial statements in Item 8). The principal raw material is newsprint. In 2006, the Company’s newspapers consumed approximately 697,000 metric tons of standard newsprint, 45.0 gram basis weight. Average newsprint prices increased 10% in 2006 from 2005 reflecting increased market prices. Average newsprint prices increased 12% and 10% in 2005 and 2004, respectively.

The Company is party to an agreement with Abitibi Consolidated Inc., expiring in 2009, to supply newsprint. Under the current agreement, the Company purchased approximately 369,000 metric tons of newsprint in 2006, representing 53% of the Company’s newsprint purchases and has agreed to purchase 369,000 metric tons in 2007, 2008 and 2009, subject to certain limitations, based on market prices at the time of purchase.

Los Angeles Times and Related Businesses

The Los Angeles Times has been published continuously since 1881. The newspaper has won 37 Pulitzer Prizes and is the largest daily metropolitan newspaper in the United States in circulation. The Los Angeles market ranks second in the nation in terms of households. In its primary circulation areas of Los Angeles, Orange, Ventura, San Bernardino and Riverside counties, the Los Angeles Times competes for advertising and circulation with 16 local daily newspapers and three daily national newspapers, with its largest local competitor having almost 300,000 in average daily circulation. For the six-month period ended September 2006, the Los Angeles Times ranked fourth and second in the country for average daily and Sunday circulation, respectively, according to ABC. Approximately 78% and 81% of the paper’s daily and Sunday circulation, respectively, was home delivered in 2006, with the remainder primarily sold at newsstands and vending boxes.

In addition to the daily edition covering the Los Angeles metropolitan area, the Los Angeles Times publishes Orange County, San Fernando Valley, Inland Empire and Ventura County editions. Daily and semi-weekly community newspapers are either inserted into the paper in selected geographic areas or distributed to homes and through vending machines to provide targeted local news coverage. The company operates latimes.com, an online expanded version of the newspaper featuring 50,000 content pages, which provides entertainment, local, national and international news, and theenvelope.com, a comprehensive year-round entertainment awards website. Through a subsidiary, EZ Buy & EZ Sell Recycler Corporation, the company publishes a collection of eight alternative classified papers in Southern California including titles such as Recycler, AutoBuys, Truck Buys, Cycle & BoatBuys and Jobs, and also operates recycler.com, an online version of the publications. The company owns 50% of California Independent Postal Systems (“CIPS”), which provides alternative distribution services for advertising preprints. MediaNews Group, Inc. owns the other 50% of CIPS.

Chicago Tribune and Related Businesses

Founded in 1847, the Chicago Tribune is the flagship publication of the Chicago Tribune Company. The newspaper has won 24 Pulitzer Prizes and is the largest circulation paper in Chicago and the Midwest. It ranks eighth among U.S. daily newspapers with an average daily paid circulation of approximately 576,000; and third among U.S. Sunday newspapers with an average Sunday paid circulation of approximately 938,000. Approximately 84% of its weekday newspapers and 74% of its Sunday newspapers are home delivered with the remainder primarily sold at newsstands and vending boxes. Considered an industry leader in journalism and innovation, Chicago Tribune Company has grown into a multi-product, multi-channel news and information leader. It also operates chicagotribune.com, an online version of the newspaper and RedEye, a free daily newspaper in Chicago targeting young, urban commuters.

Other businesses owned by Chicago Tribune Company include Tribune Direct, which provides integrated and comprehensive direct mail services, and Chicagoland Publishing Company, which publishes a number of free guides in the real estate, automotive and help wanted categories. Chicagoland Publishing also publishes the monthly magazine Chicago, which earned a 2004 National Magazine “Ellie” Award for general excellence.

Newsday and Related Businesses

Newsday is published daily and circulated primarily in Nassau and Suffolk counties on Long Island, New York, and in the borough of Queens in New York City. The paper has been published since 1940 and has won 18 Pulitzer Prizes. The New York metropolitan area ranks first among U.S. markets in terms of households. Newsday competes with three major metropolitan newspapers, daily regional editions of several national newspapers and numerous daily, weekly and semiweekly local newspapers and free distribution newspapers. Approximately 70% of the paper’s daily and 66% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes. See Note 4 to the consolidated financial statements in Item 8 for a discussion of charges recorded in 2004 related to the anticipated settlement with advertisers regarding misstated circulation at Newsday.

Newsday, Inc., publisher of Newsday, also publishes Distinction, a magazine serving Long Island’s households, issued 10 times per year; Parents & Children, a magazine for Long Island families, issued 12 times per year; Long Island Weddings, a magazine for brides-to-be, published two times per year; and Wellness, a magazine serving Long Island’s 40+ health and fitness market, published six times per year. Newsday, Inc.’s subsidiary, Star Community Publishing Group, LLC, publishes 183 pennysaver editions in Nassau and Suffolk counties on Long Island, New York, and in the boroughs of Queens, Brooklyn and Staten Island in New York City. Additionally, the results of amNew York, a free daily newspaper in New York City targeting young, urban commuters, are included in Newsday, Inc.’s results. Newsday, Inc. also has several websites including newsday.com and amny.com, which are online versions of the newspapers.

Other Newspapers

The Company’s other primary daily newspapers are South Florida Sun-Sentinel, Orlando Sentinel, The Sun, Hartford Courant, Daily Press, The Morning Call, The Advocate and Greenwich Time.

The South Florida Sun-Sentinel is the major daily newspaper serving the Broward/Palm Beach County market, leading in both circulation and readership. The Miami/Fort Lauderdale/Miami Beach metropolitan area, which includes Broward and Palm Beach counties, ranks sixth in the nation in terms of households. Approximately 75% of the paper’s daily and 71% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes.

Sun-Sentinel Company, publisher of the South Florida Sun-Sentinel, also serves the news and information needs of South Florida through sun-sentinel.com, its breaking news and information website; southflorida.com, a South Florida entertainment website; el Sentinel, a weekly Spanish language newspaper; Teenlink, a weekly newspaper distributed in Broward County high schools; weekly community newspapers; niche publications; and television and radio partnerships, including its close working relationship with Tribune Broadcasting’s WSFL-TV, Miami, the CW Network affiliate serving South Florida.

Other publications produced by Sun-Sentinel Company include: City & Shore, a bimonthly lifestyle magazine; City Link, an alternative weekly newspaper; Florida New Homes & Condo Guide, a comprehensive bimonthly guide to South Florida real estate; Jewish Journal, a collection of weekly newspapers serving South Florida’s Jewish community; and South Florida Parenting, a monthly magazine providing parenting information and resources for local families.

The Orlando Sentinel primarily serves a six-county area in central Florida. The newspaper is the only major daily newspaper in the Orlando market, although it competes with other Florida and national newspapers, as well as with other media. The Orlando Sentinel has been published since 1876 and has won three Pulitzer Prizes. The Orlando market ranks 27th among U.S. markets in terms of households. Approximately 80% of the paper’s daily and 73% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes.

Orlando Sentinel Communications Company, publisher of the Orlando Sentinel and orlandosentinel.com, also publishes ShopLocal, a free weekly publication used to distribute advertising and content to newspaper non-subscribers. In addition to orlandosentinel.com, the company operates metromix.com covering central Florida. The company publishes the weekly, Spanish-language newspaper, El Sentinel, and its companion website, elsentinel.com, as well as six weekly Forum community newspapers. The company’s multimedia portfolio also includes free-distribution, niche products in the central Florida market including Job Xtra and AutoFinder magazines. Orlando Sentinel Communications offers direct marketing/direct mail services through Tribune Direct/Orlando in addition to distribution services for other publications.

The Sun, Maryland’s largest newspaper, has won 15 Pulitzer Prizes since it began publishing a daily newspaper in 1837. The Baltimore market ranks 20th in the United States in number of households. For the six-month period ending Sept. 25, 2006, The Sun was ranked the 22nd largest newspaper in the country by Sunday circulation according to ABC. The Sun competes with Baltimore Examiner as well as The Washington Post in Anne Arundel and Howard counties, with The Annapolis Capital in Anne Arundel County and with The Carroll County Times in Carroll County. It also competes with regional editions of national daily newspapers, as well as other local dailies and weeklies. Approximately 79% of the paper’s daily and 64% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes.

The Baltimore Sun’s subsidiaries, Patuxent Publishing and Homestead Publishing, publish 17 weekly newspapers throughout Anne Arundel, Baltimore, Carroll, Harford and Howard counties. The largest of these weekly newspapers are The Columbia Flier, The Towson Times, The Owings Mills Times and The Aegis. The Baltimore Sun also operates a market-leading website, baltimoresun.com, as well as baltimore.metromix.com, a local entertainment site targeting users in the 18-34 demographic.

Hartford Courant, founded in 1764, is the oldest continuously published newspaper in the United States. It is the most widely circulated and read newspaper in Connecticut and the strongest medium in the state for advertisers and readers alike. Winner of two Pulitzer Prizes and twice named one of the five best-designed newspapers in the world, Hartford Courant is published in the state’s capital, Hartford, and serves the state’s northern and central regions. The Hartford Courant’s primary market is the Hartford market, which includes Hartford, Tolland and Middlesex counties. The Hartford market ranks 44th among U.S. markets in terms of households. Hartford Courant Company, publisher of Hartford Courant, has one of the most extensive zoning operations in the country, publishing eight editions of Hartford Courant zoned for local news and advertising. The company also operates courant.com, Connecticut’s leading online news site, and ctnow.com, a statewide entertainment website. It also owns two subsidiaries: New Mass Media, Inc., a publisher of four weekly alternative newspapers in Connecticut and Massachusetts, and ValuMail, Inc., a shared-mail company that distributes advertising supplements to more than two million households in Connecticut, Massachusetts, New York and Rhode Island. Approximately 90% of the paper’s daily and 78% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes.

Founded in 1896, the Daily Press serves the Virginia Peninsula market, which includes Newport News, Hampton, Williamsburg and eight other cities and counties. This market, together with Norfolk, Portsmouth and Virginia Beach, is the 40th largest U.S. market in terms of households. Daily Press is the only major daily newspaper in its primary market, although it competes with other regional and national newspapers, as well as with other media. Approximately 84% of the paper’s daily and 80% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes. The Daily Press, Inc., publisher of Daily Press, also owns The Virginia Gazette, which is published twice weekly and primarily serves Williamsburg, Va., and surrounding counties. The Daily Press serves the Internet community through its online affiliates dailypress.com, 7cities.com and hrtownsquare.com.

The Morning Call, published since 1895, is the dominant regional newspaper for nine counties in eastern Pennsylvania and New Jersey. The Morning Call, Inc., publisher of The Morning Call, offers free publications serving the recruitment and real estate markets, and selected high-income households. A free weekly newspaper and a targeted online venture serve the 18-34 year-old audience. Subsidiaries of The Morning Call, Inc. offer full service direct marketing and saturation preprint delivery through non-subscriber distribution. In addition, the company owns and operates the premier regional website, mcall.com. Allentown-Bethlehem-Easton is the 60th largest U.S. market in terms of households. Approximately 83% of the paper’s daily and 79% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes.

The Advocate and Greenwich Time primarily serve the Stamford/Greenwich market in southwestern Fairfield County, Conn. The newspapers also serve neighboring Norwalk. The Advocate has won a Pulitzer Prize.

Other Publishing Related Businesses

The Company also owns targeted publications, including three editions of the Spanish language newspaper, Hoy. Hoy, New York, a free publication as of January 2006, was introduced in 1998; Hoy, Chicago, is a free publication introduced in September 2003; and Hoy, Los Angeles, is a free publication introduced in March 2004. See Note 3 to the consolidated financial statements in Item 8 for a discussion of the charges recorded in 2004 related to the anticipated settlement with advertisers regarding misstated circulation at Hoy, New York. Hoy provides local, national and international news and features of interest to Hispanics. Hoy, New York, serves the second-largest Hispanic market in the U.S.; Hoy, Los Angeles, serves the largest Hispanic market in the U.S.; and Hoy, Chicago, serves the fourth largest Hispanic market in the U.S. The Spanish-language daily newspaper also operates hoyinternet.com, a national Spanish-language website. On Feb. 12, 2007, the Company announced the sale of Hoy, New York to ImpreMedia, LLC. The sale is expected to close in the first quarter of 2007.

The Company also owns Tribune Media Services, Inc. (“TMS”), which creates, aggregates and distributes news, information and entertainment content that reaches millions of users through print, online and on-screen media. The TMS Entertainment Products group creates TV and movie guide products for major media companies and consumers. TMS provides data for interactive program guides to cable, satellite operators and consumer electronics manufacturers. The TMS News and Features group licenses content from more than 600 writers, artists, newspaper and magazine publishers, and wire services to roughly 4,000 media customers worldwide.

The Company also operates CLTV, a regional 24-hour cable news channel serving Chicagoland. CLTV was launched in January 1993 and currently is available to more than 1.6 million cable households in the Chicago market.

Broadcasting and Entertainment

The broadcasting and entertainment segment represented 26% of the Company’s consolidated operating revenues in 2006. At Dec. 31, 2006, the segment included The CW Television Network (“The CW Network”) affiliates located in New York, Los Angeles, Chicago, Dallas, Washington, D.C., Houston, Miami, Denver, St. Louis, Portland, Indianapolis, San Diego, Hartford, and New Orleans; the FOX

Network television affiliates in Seattle, Sacramento, Indianapolis, Hartford, Grand Rapids and Harrisburg; MyNetworkTV affiliates in Philadelphia and Seattle; an ABC television affiliate in New Orleans; one radio station in Chicago; the Chicago Cubs baseball team; and Tribune Entertainment, a company that distributes its own programming together with programming licensed from third parties. On Jan. 24, 2006, the Company announced that it had reached a 10-year agreement to affiliate 16 of its former WB Network affiliates stations with The CW Network. The network was launched in September 2006 by Warner Bros. Entertainment and CBS. The network airs a portion of the programming previously carried on the WB Network and the UPN Network, as well as new programming. The WB Network was shut down in 2006. The Company did not incur any costs related to the shutdown of the WB Network. The Company sold its Albany and Boston stations, both CW Network affiliates, in December 2006.

In the second quarter of 2006, the Company announced that its other three WB Network affiliates (Philadelphia, Atlanta and Seattle) would become affiliates of the new broadcast network, MyNetworkTV, which was launched in September 2006 by the FOX Television Stations Network Inc. and Twentieth Century Television. The new network airs primarily prime-time dramas. The Company subsequently sold its Atlanta station in August 2006.

The additional week in fiscal year 2006 increased operating revenues, operating expenses and operating profit by approximately 1%. The following table shows sources of operating revenues for the broadcasting and entertainment segment for the last three years (in thousands):

	2006	2005	2004
Television	$1,178,104	$1,165,821	$1,258,802
Radio/entertainment	247,042	248,612	242,779
Total	$1,425,146	$1,414,433	$1,501,581

Television

In 2006, television contributed 83% of the broadcasting and entertainment segment’s operating revenues. The Company’s television stations compete for audience and advertising with other television and radio stations, cable television and other media serving the same markets. Competition for audience and advertising is based upon various interrelated factors including programming content, audience acceptance and price. Selected data for the Company’s television stations are shown in the following table:

	Market(1)					Major Over-the Air	Expiration
	National Ranks	% of U.S Households	FCC %	Analog Channel	Affiliation	Stations in Market(2)	of FCC License(3)		Year Acquired
WPIX—New York, NY	1	6.6	6.6	11-VHF	CW	7	2007	(4)(6)	1948	(5)
KTLA—Los Angeles, CA	2	5.0	5.0	5-VHF	CW	8	2006	(4)(6)	1985
WGN—Chicago, IL	3	3.1	3.1	9-VHF	CW	8	2005	(6)	1948	(5)
WPHL—Philadelphia, PA	4	2.6	1.3	17-UHF	MNTV	7	2007	(7)	1992
KDAF—Dallas, TX	6	2.1	1.1	33-UHF	CW	9	2006	(6)	1997
WDCW—Washington, D.C.	8	2.0	1.0	50-UHF	CW	7	2004	(6)	1999
KHCW—Houston, TX	10	1.8	0.9	39-UHF	CW	9	2006	(6)	1996
KCPQ—Seattle, WA	14	1.5	1.5	13-VHF	FOX	8	2007	(6)	1999
KMYQ—Seattle, WA	14	—	—	22-UHF	MNTV	8	2007	(6)	1998
WSFL—Miami, FL	16	1.4	0.7	39-UHF	CW	7	2013	(4)	1997
KWGN—Denver, CO	18	1.3	1.3	2-VHF	CW	7	2006	(6)	1966
KTXL—Sacramento, CA	20	1.2	0.6	40-UHF	FOX	7	2006	(6)	1997
KPLR—St. Louis, MO	21	1.1	1.1	11-VHF	CW	6	2014		2003
KRCW—Portland, OR	23	1.0	0.5	32-UHF	CW	7	2007	(6)	2003
WTTV—Indianapolis, IN	25	1.0	1.0	4-VHF	CW	7	2013		2002
WXIN—Indianapolis, IN	25	—	—	59-UHF	FOX	7	2005	(6)	1997
KSWB—San Diego, CA	27	0.9	0.5	69-UHF	CW	7	2006	(6)	1996
WTIC—Hartford, CT	28	0.9	0.5	61-UHF	FOX	7	2007	(4)(6)	1997
WTXX—Hartford, CT	28	—	—	20-UHF	CW	7	2007	(4)(6)	2001
WXMI—Grand Rapids, MI	39	0.7	0.3	17-UHF	FOX	7	2005	(6)	1998
WPMT—Harrisburg, PA	41	0.6	0.3	43-UHF	FOX	5	2007	(7)	1997
WGNO—New Orleans, LA	54	0.5	0.3	26-UHF	ABC	7	2005	(6)	1983
WNOL—New Orleans, LA	54	—	—	38-UHF	CW	7	2013		2000

(1)       Source: Nielsen Station Index (DMA Market and Demographic Rank Report, September 2006). Ranking of markets is based on number of television households in DMA (Designated Market Area).

(2)       Source: Nielsen Station Index (Viewers in Profile Reports, 2006). Major over-the-air stations program for a broad, general audience in the market.

(3)       See “Governmental Regulation.”

(4)       See “Governmental Regulation” for discussion of the Federal Communications Commission (“FCC”) television/newspaper cross-ownership rule.

(5)       Founded by the Company.

(6)       The WDCW-TV license expired October 2004, the renewal application filed in June 2004 is pending; the WGNO-TV license expired June 2005, the renewal application filed in February 2005 is pending; the WXIN-TV license expired August 2005, the renewal application filed in March 2005 is pending; the WXMI-TV license expired October 2005, the renewal application filed in May 2005 is pending; the WGN-TV license expired December 2005, the renewal application filed in August 2005 is pending; the KWGN-TV license expired in April 2006, the renewal application filed in December 2005 is pending; the KDAF-TV license expired August 2006, the renewal application filed in March 2006 is pending; the KHCW-TV license expired August 2006, the renewal application filed in March 2006 is pending; the KTLA-TV license expired December 2006, the renewal application filed in August 2006 is pending; the KTXL-TV license expired December 2006, the renewal application filed in August 2006 is pending; and the KSWB-TV license expired December 2006, the renewal application filed in August 2006 is pending. The KCPQ-TV license expired in February 2007, the renewal application filed in October 2006 is pending; the KMYQ-TV license expired in February 2007, the renewal application filed in October 2006 is pending; the KRCW-TV license expired in February 2007, the renewal application filed in October 2006 is pending; the WTIC-TV license expires in April 2007, the renewal application filed in December 2006 is pending; the WTXX-TV license expires in April 2007, the renewal application filed in December 2006 is pending; and the WPIX-TV license expires in June 2007, the renewal application filed in February 2007 is pending.

(7)       The WPHL-TV and WPMT-TV license renewal applications are due by April 1, 2007.

Programming emphasis at the Company’s stations is placed on network-provided shows, syndicated series, feature motion pictures, local and regional sports coverage, news, and children’s programs. These stations acquire most of their programming from outside sources, including The CW Network, the FOX Network and MyNetworkTV, although a significant amount is produced locally. Superstation WGN programming is delivered by cable or satellite outside of the Chicago area and includes syndicated series, movies and first-run programming. Contracts for purchased programming generally cover a period of one to five years, with payment also typically made over several years. The expense for amortization of television broadcast rights in 2006 was $361 million, which represented approximately 31% of total television operating revenues.

Average audience share information for the Company’s television stations for the past three years is shown in the following table:

		Average Audience Share(1)
		Total Market Year Ended December					In-Market Stations(2) Year Ended December
	Affiliation	2006		2005		2004	2006		2005		2004
WPIX—New York	CW	4.4%		5.1%		5.8%	11.1%		12.4%		13.6%
KTLA—Los Angeles	CW	3.6		4.0		4.6	9.9		10.7		11.4
WGN—Chicago	CW	5.9		6.2		7.0	12.9		13.2		13.9
WPHL—Philadelphia	MNTV	3.7		4.0		4.0	8.4		8.5		8.2
KDAF—Dallas	CW	4.3		4.3		6.4	9.2		9.1		12.4
WDCW—Washington	CW	3.2		4.2		4.4	8.2		9.5		10.1
KHCW—Houston	CW	4.5		4.8		5.1	9.9		9.8		10.3
KCPQ—Seattle	FOX	5.7		6.7		5.8	12.3		13.7		11.8
KMYQ—Seattle	MNTV	2.0		2.5		2.5	4.3		5.0		5.0
WSFL—Miami	CW	3.9		5.2	(3)	5.2	11.0		13.9	(3)	13.9
KWGN—Denver	CW	3.2		3.9		4.3	7.8		9.4		9.8
KTXL—Sacramento	FOX	5.2		5.7		5.8	10.3		13.3		13.2
KPLR—St. Louis	CW	5.5		5.0		5.8	10.4		9.5		10.8
KRCW—Portland	CW	3.3		3.7		4.0	7.2		7.9		8.2
WTTV—Indianapolis	CW	2.7		3.7		3.8	5.9		7.8		7.7
WXIN—Indianapolis	FOX	5.8		6.5		5.7	12.8		13.7		11.7
KSWB—San Diego	CW	2.6		3.1		3.8	6.8		7.7		9.2
WTIC—Hartford	FOX	5.4		6.3		5.8	12.6		14.5		13.1
WTXX—Hartford	CW	2.1		2.1		2.4	4.9		4.7		5.5
WXMI—Grand Rapids	FOX	6.4		7.1		6.6	12.2		13.6		12.6
WPMT—Harrisburg	FOX	5.5		6.1		5.8	11.8		13.9		12.7
WGNO—New Orleans	ABC	—	(4)	4.6	(3)	4.6	—	(4)	9.8	(3)	9.5
WNOL—New Orleans	CW	—	(4)	3.8	(3)	4.9	—	(4)	8.2	(3)	10.0
23 Station Unweighted Average (5)		4.2		4.7		5.0	9.5		10.4		10.6

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

(3)       Nielsen did not release November 2005 data for WSFL-TV, WGNO-TV and WNOL-TV as a result of hurricanes in these areas. The 2005 shares for these markets reflect the average of ratings for the February, May and July measurement periods only.

(4)       Nielsen did not release 2006 ratings data for WGNO-TV and WNOL-TV as a result of Hurricane Katrina.

(5)       2006 unweighted station average is for 21 stations rather than 23, since New Orleans was not measured in 2006.

Average audience shares are shown on two bases: total market, which includes all channels, and in-market stations, which includes only the major over-the-air stations. Average in-market shares are a more relevant benchmark to determine the stations’ performance in their respective markets as they compare the stations’ performance to their primary programming and sales competition. In 2006, the average total market share and the average in-market share for the 23-station group declined versus 2005. Ratings for stations in the larger markets continued to be affected by the introduction of Nielsen’s Local People Meters (“LPMs”). LPMs have tended to reduce the overall share of broadcast television as compared to cable television and, within the broadcast television universe, disadvantage stations like Tribune’s that target younger audiences. The stations were also affected by some audience erosion due to a lack of major new syndicated programming and by lower WB Network prime-time ratings. The WB ceased operations in

September 2006. Fourteen of Tribune’s WB stations became affiliates of The CW network, a joint venture between CBS Corporation and Warner Bros. Entertainment. Two Tribune WB stations became affiliates of MyNetworkTV, a new television network owned by FOX Television Stations Network Inc. and Twentieth Century Television.

Radio/Entertainment

In 2006, radio/entertainment operations contributed 17% of the broadcasting and entertainment segment’s operating revenues. WGN-AM, Chicago, is the only radio station owned by the Company. Selected information for WGN-AM, Chicago, is shown in the following table:

	Format	Frequency	National Market Rank(1)	Number of Operating Stations in Market(2)	Audience Share(3)
WGN-AM, Chicago	Personality/Infotainment/Sports	720-AM	3	39	5.5%

(1)       Source: Radio markets ranked by Arbitron Metro Survey Area, Arbitron Company 2006.

(2)       Source: Arbitron Company 2006.

(3)       Source: Average of Winter 2005 and Spring, Summer and Fall 2006 Arbitron shares for persons 12 years old and over, 6 a.m. to midnight daily during the period measured.

Entertainment includes Tribune Entertainment Company (“Tribune Entertainment”) and the Chicago Cubs baseball team. The Chicago Cubs were acquired in 1981. Cubs games are broadcast on WGN-TV and WGN-AM. Tribune Entertainment is a distributor of programming in the United States syndicated television, cable television and ancillary markets. Tribune Entertainment distributes its own programming together with programming licensed from third parties.

Tribune Entertainment is party to a variety of distribution, marketing, and advertiser sales relationships with major suppliers such as DreamWorks SKG for the exclusive domestic syndication and ad sales of their film library, FremantleMedia, Hearst Entertainment, Rigel Entertainment, Telco Productions, Debmar-Mercury Entertainment, DIC Entertainment, Carlton America, and New Line Television. These relationships comprise over 400 television and theatrical motion pictures and more than 1,300 episodes of various television series and specials including “South Park,” “Family Feud,” “Soul Train,” “The Soul Train Music Awards,” and “Ron Hazelton’s House Calls.” Tribune Entertainment also distributes its television series productions of “Andromeda,” “Earth Final Conflict,” “Beastmaster,” “Mutant X,” and “Nightman.”

In the fall of 2006, the first of the DreamWorks SKG titles became available. In addition, Tribune Entertainment launched “American Idol Rewind,” in domestic syndication. The weekly one-hour series, includes original, never-before-seen episodes of the highly successful “American Idol” franchise.

Tribune California Properties, a subsidiary of Tribune Entertainment, owns and maintains the 10.5-acre studio production lot in Hollywood. Tribune Studios, also a subsidiary of Tribune Entertainment, manages the site that includes facilities rental of nine state-of-the art digital sound stages and associated production office space.

Investments

The Company has investments in several public and private companies. See Note 8 to the consolidated financial statements in Item 8 for further discussion of the Company’s cost and equity method investments.

The Company’s principal equity method investments currently include CareerBuilder, Classified Ventures, TV Food Network, Comcast SportsNet Chicago, ShopLocal, Topix.net, TMCT and TMCT II. CareerBuilder, an online recruiting company formed in 2000, is owned 42.5 % by the Company, 42.5% by Gannett Co., Inc. and 15% by The McClatchy Co., Inc. Classified Ventures is a network of automotive and real estate classified advertising websites. TV Food Network is a 24-hour cable/satellite television network focusing on food and entertaining. Comcast SportsNet Chicago is a 24-hour cable/satellite television network, which began programming in the fall of 2004, focusing on Chicago sports teams. ShopLocal transforms traditionally print-based retail promotions into search-based interactive formats. The Company, Gannett Co., Inc. and McClatchy Co., each own a 42.5%, 42.5% and 15% interest in ShopLocal, respectively. Topix.net is an online news and information aggregation website that continuously monitors breaking news from over 10,000 online sources and categorizes daily news content into over 300,000 topics, 24 hours a day. The ownership of Topix, LLC is approximately 33.7% for both the Company and Gannett Co., Inc., 11.9% for the McClatchy Co. and 20.7% for management of Topix, LLC. On Sept. 21, 2006, the Company and the Chandler Trusts entered into agreements to restructure TMCT and TMCT II. As a result, the Company’s interests in each of TMCT and TMCT II were reduced to approximately 5%. The Company’s investments in TMCT and TMCT II are further discussed in Note 7 to the consolidated financial statements in Item 8.

Non-Operating Items

The Company reported several non-operating items in 2006, 2005 and 2004, which included gains and losses resulting from sales of investments, changes in the fair values of the Company’s PHONES derivatives and related Time Warner investment, the TMCT and TMCT II restructuring, the early retirement of debt, write-downs of investments, and income tax adjustments, including additional tax expense associated with the Matthew Bender and Mosby tax liability. These non-operating items are further discussed in Note 2 to the consolidated financial statements in Item 8.

Governmental Regulation

Various aspects of the Company’s operations are subject to regulation by governmental authorities in the United States.

The Company’s television and radio broadcasting operations are subject to FCC jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses, and limit concentrations of broadcasting control inconsistent with the public interest. Federal law also regulates the rates charged for political advertising and the quantity of advertising within children’s programs. The Company is permitted to own both newspaper and broadcast operations in the Chicago market by virtue of “grandfather” provisions in the FCC regulations and in the Fort Lauderdale/Miami market by virtue of a temporary waiver of the television/newspaper cross-ownership rule.

Because the Times Mirror acquisition in 2000 did not involve the transfer of any broadcast station licenses, FCC approval was not required to complete the transaction. Under the television/newspaper cross-ownership rule in effect at the time of the merger, companies were generally prohibited from owning both a newspaper and a broadcast license in the same market. However, it was also the FCC’s policy to permit newly created television/newspaper combinations to be held until the next broadcast license renewal. As such, license renewals for three Tribune television properties—KTLA-TV, Los Angeles (renewal in 2006), WPIX-TV, New York (renewal in 2007) and WTIC-TV, Hartford (renewal in 2007)—are affected by the Times Mirror acquisition under the old FCC media ownership rules. In June 2003, the FCC adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rule would eliminate the cross-ownership prohibition entirely in markets with nine or more television stations. Under this rule, the Company would be permitted to retain its newspaper and television operations in each of the five markets where it owns both newspaper and television operations—New York, Los Angeles, Chicago, South Florida and Hartford.

In September 2003, the United States Court of Appeals for the Third Circuit stayed the effectiveness of the new media ownership rules pending the outcome of appeals by advocacy groups challenging the new rules. In June 2004, the Third Circuit remanded the new rules to the FCC for further proceedings while keeping the stay in effect. In January 2005, the Company and other media companies filed a joint petition seeking United States Supreme Court review of the June 2004 Third Circuit remand. In June 2005, the Supreme Court declined to review the petition, without addressing the Constitutional arguments raised and without foreclosing additional appeals if the Company’s interests are not adequately addressed as part of the FCC’s remand proceeding. In June 2006, the FCC adopted a Further Notice of Proposed Rulemaking seeking comment on the issues raised by the Third Circuit in its stay and remand, including those relating to the FCC’s new television/newspaper cross-ownership rule. In October 2006, the Company filed comments in response to the FCC’s Further Notice of Proposed Rulemaking. While the Company remains optimistic that the cross-ownership ban will ultimately be loosened in major markets, it cannot predict with certainty the outcome of the FCC’s remand proceeding. Accordingly, in its FCC license renewal applications, the Company has sought and expects to receive waivers to allow continued ownership of both the Los Angeles Times and KTLA-TV, both Hartford Courant and WTIC-TV/WTXX-TV and both Newsday and WPIX-TV pending the outcome of the FCC proceeding. The Company has a temporary waiver, pending the outcome of the same rulemaking proceeding, in connection with its 1997 acquisition of WSFL-TV, Miami, which is considered part of the market served by the South Florida Sun-Sentinel, published in Fort Lauderdale.

Congress removed national limits on the number of broadcast stations a licensee may own in 1996. However, federal law continues to limit the number of radio and television stations a single owner may own in a local market, and caps the percentage of the national television audience that may be reached by a licensee’s television stations in the aggregate at 39%. The local ownership rules allow, under certain conditions, common ownership of two television stations and certain radio/television combinations. In 2001, the Company acquired television station WTXX-TV, Hartford, pursuant to a so-called “failing station” waiver allowing common ownership of WTIC-TV and WTXX-TV in the same market.

Television and radio broadcasting licenses are subject to renewal by the FCC, at which time they may be subject to petitions to deny the license renewal applications. At Dec. 31, 2006, the Company had FCC authorization to operate 23 television stations and one AM radio station. At Dec. 31, 2006, the Company had 16 television license renewal applications pending before the FCC (WDCW-TV, Washington, D.C., WGNO-TV, New Orleans, WXIN-TV, Indianapolis, WXMI-TV, Grand Rapids, WGN-TV, Chicago, KWGN-TV, Denver, KDAF-TV, Dallas, KHCW-TV, Houston, KTLA-TV, Los Angeles, KTXL-TV, Sacramento, KSWB-TV, San Diego, KRCW-TV, Portland, KCPQ-TV, KMYQ-TV, Seattle/Tacoma, and WTIC-TV and WTXX-TV, Hartford/Waterbury). The Company expects the FCC to renew all of the licenses.

The FCC has approved technical standards and channel assignments for digital television (“DTV”) service. DTV permits broadcasters to transmit video images with higher resolution than existing analog signals. Operators of full-power television stations have each been assigned a second channel for DTV while they continue analog broadcasts on the original channel. After the transition is complete, broadcasters will be required to return one of the two channels to the FCC and transmit exclusively in digital format. By law, the transition to DTV was to occur by Dec. 31, 2006, subject to extension if 80% or more of U.S. households did not have a DTV receiver, a benchmark that was not met. In December 2005, the Senate passed a bill that would, among other things, extend the digital transition deadline to Feb. 17, 2009. Conversion to digital transmission is requiring all television broadcasters, including those owned by the Company, to invest in digital equipment and facilities. At Dec. 31, 2006, all of the Company’s television stations were DTV compliant.

The FCC has not yet issued final DTV channel assignments for operation after the transition from analog has ended, and has not resolved a number of issues relating to the operation of DTV stations. These issues include the obligations of DTV stations to broadcast children’s programming as well as additional “public interest” obligations that may be imposed on broadcasters’ use of digital spectrum.

From time to time, the FCC revises existing regulations and policies in ways that could affect the Company’s broadcasting operations. In addition, Congress from time to time considers and adopts substantive amendments to the governing communications legislation. The Company cannot predict what regulations or legislation may be proposed or finally enacted or what effect, if any, such regulations or legislation could have on the Company’s broadcasting operations.

Employees

The average number of full-time equivalent employees of the Company in 2006 was 21,000, approximately 1,200 less than the average for 2005, primarily due to the elimination of approximately 450 positions at various times during 2006 and approximately 900 positions near the end of 2005, primarily in the publishing segment.

During 2006, the Company’s publishing segment employed an average of approximately 17,800 full-time equivalent employees. About 13% of these employees were represented by unions covered under 19 labor contracts. Contracts with unionized employees of the publishing segment expire at various times through April 2012.

The broadcasting and entertainment segment had an average of approximately 3,100 full-time equivalent employees in 2006. Approximately 19% of these employees were represented by unions covered under 20 labor contracts. Contracts with unionized employees of the broadcasting and entertainment segment expire at various times through December 2009.

Executive Officers of the Company

Information with respect to the executive officers of the Company as of Feb. 26, 2007, is set forth below. Their ages are indicated in parentheses. The descriptions of the business experience of these individuals include the principal positions held by them since February 2002. Unless otherwise indicated, all references to positions are to officers of the Company.

Dennis J. FitzSimons (56)
Chairman (since January 2004), Chief Executive Officer (since January 2003) and President (since July 2001); Chief Operating Officer from July 2001 until December 2002; Executive Vice President from January 2000 until July 2001; President of Tribune Broadcasting Company* from May 1997 until January 2003.

Donald C. Grenesko (58)
Senior Vice President/Finance and Administration.

Crane H. Kenney (44)
Senior Vice President, General Counsel and Secretary.

Timothy J. Landon (44)
President of Tribune Interactive, Inc.* since March 2004; President of Tribune Classified* from June 2000 until March 2004.

Thomas D. Leach (46)
Senior Vice President/Development since February 2005; Vice President/Development from

February 2004 until February 2005; Vice President and Chief Financial Officer of Tribune Broadcasting Company* from March 2001 until January 2004.

Luis E. Lewin (58)
Senior Vice President/Human Resources.

R. Mark Mallory (56)
Vice President and Controller.

Ruthellyn Musil (55)
Senior Vice President/Corporate Relations since February 2004; Vice President/Corporate Relations until February 2004.

John E. Reardon (53)
President of Tribune Broadcasting Company* since November 2005; Vice President of Tribune Broadcasting Company* from March 2004 until November 2005; Vice President and General Manager of KTLA-TV, Los Angeles* until March 2004.

Scott C. Smith (56)
President of Tribune Publishing Company* since January 2005 and Publisher of Chicago Tribune Company* since October 2006; Chief Operating Officer of Tribune Publishing Company* from November 2004 until January 2005; President of Chicago Tribune Company* until November 2004.

*               A subsidiary or a division of the Company

Available Information

The Company maintains an Internet website at www.tribune.com where the Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K and all amendments to those reports are available without charge, as soon as reasonably practicable following the time that they are filed with or furnished to the Securities and Exchange Commission.

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

In broadcasting, the proliferation of cable and satellite channels, advances in mobile and wireless technology, the migration of television audiences to the Internet and the viewing public’s increased control over the manner and timing of their media consumption through personal video recording devices, have resulted in greater fragmentation of the television viewing audience and a more difficult sales environment.

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

The National Do Not Call Registry has impacted the way newspapers sell home-delivery circulation, particularly for the larger newspapers that historically have relied on telemarketing. Similarly, Nielsen’s Local People Meters, which capture viewership data in a different manner than historical Nielsen viewership data collection methods, have tended to reduce the overall share of broadcast television compared to cable television and, within the broadcast television universe, disadvantage stations like ours that target younger audiences.

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

Our television and radio broadcasting operations are subject to FCC jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses and limit concentrations of broadcasting control inconsistent with the public interest. Federal law also regulates the rates charged for both political advertising and the quantity of advertising within children’s programs.

From time to time, the FCC revises existing regulations and policies in ways that could affect our broadcasting operations. In addition, Congress from time to time considers and adopts substantive amendments to governing communications legislation. We cannot predict what regulations or legislation may be proposed or finally enacted or what effect, if any, such regulations or legislation could have on our broadcasting operations. See “Item 1. Business—Governmental Regulation” for a discussion of the pending FCC review of the television/newspaper cross-ownership rule and the effect the outcome could have on our business.

The availability and cost of quality syndicated programming may impact television ratings

The cost of syndicated programming represents a significant portion of television operating expenses. Programming emphasis at our stations is placed on network-provided programming, syndicated series, feature motion pictures, local and regional sports coverage, news, and children’s programs. Most of our stations’ programming is acquired from outside sources, including the networks with which our stations are affiliated, and some is produced locally or supplied by Tribune Entertainment Company. Syndicated programming costs are impacted largely by market factors, including demand from other stations or cable channels within the market. Availability of syndicated programming depends on the production of compelling programming and the willingness of studios to offer the programming to unaffiliated buyers. Our inability to continue to acquire or produce affordable programming for our stations could adversely affect operating results or our financial condition.

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

We have certain risks relating to our existing credit agreements.

In June 2006, the Company entered into a five-year credit agreement and a 364-day bridge credit agreement. The five-year credit agreement provides for a $1.5 billion unsecured term facility and a $750 million unsecured revolving facility. The 364-day bridge credit agreement provided for a $2.15 billion unsecured bridge facility. As of Dec. 31, 2006, the Company had outstanding borrowings of $1.5 billion and $1.3 billion under the term facility and the bridge facility, respectively, and the Company had no borrowings under the revolving facility. For additional information regarding these credit agreements, see Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Significant Events—Credit Agreements.”

Interest rates for our borrowings under these credit agreements are affected by our credit ratings. Increased debt levels and/or decreased earnings could result in downgrades in these ratings, which could increase our borrowing costs under our existing credit agreements and could raise our other borrowing rates. In addition, borrowings under these credit agreements bear interest at variable rates based on LIBOR plus a spread determined on the basis of the Company’s credit ratings. Accordingly, changes in LIBOR may adversely affect our cost of borrowings. For additional discussion of interest rate risk, see Part II, Item 7A, “Quantitative and Qualitative Disclosure About Market Risk.” Further, the Company intends to refinance borrowings under the bridge facility prior to maturity. Refinancing these borrowings on similar financial terms will be contingent upon a number of factors, including the outcome of the Company’s exploration of strategic alternatives, financial market conditions and the Company’s credit ratings.

Changes in accounting standards can significantly impact reported earnings and operating results

Generally accepted accounting principles and accompanying pronouncements and implementation guidelines for many aspects of our business, including those related to intangible assets, pensions, income taxes, derivatives, share-based compensation, and broadcast rights, are complex and involve significant judgments. Changes in these rules or their interpretation could significantly change our reported earnings and operating results. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” and Note 1 to the consolidated financial statements in “Item 8. Financial Statements and Supplementary Data.”

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

Labor strikes, lock-outs and protracted negotiations can lead to business interruptions and increased operating costs

Union employees currently comprise about 14% of our workforce. We are required to negotiate collective bargaining agreements across our business units on an ongoing basis. Complications in labor negotiations can lead to work slowdowns or other business interruptions and greater overall employee costs.

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

The effects and results of our exploration of strategic alternatives are uncertain

On Sept. 21, 2006, we announced that our board of directors established an independent special committee to oversee management’s exploration of alternatives for creating additional value for shareholders. There can be no assurance that the exploration of alternatives will result in a transaction. Further, it is not certain what impact any particular alternative, or lack thereof, may have on our stock price, credit ratings, operating results, financial condition or business prospects.

ITEM 1B.   UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.   PROPERTIES.

The corporate headquarters of the Company are located at 435 North Michigan Avenue, Chicago, Illinois. The general character, location and approximate size of the principal physical properties used by the Company on Dec. 31, 2006 are listed below. In total, the Company owns or leases transmitter sites, parking lots and other land aggregating approximately 1,100 acres in 92 separate locations. In addition to those properties listed below, the Company owns or leases an aggregate of approximately 2,732,000 square feet of office and production space in 289 locations. The Company also owns Wrigley Field, the 41,118-seat stadium used by the Chicago Cubs baseball team. The Company considers its various properties to be in good condition and suitable for the purposes for which they are used.

	Approximate Area in Square Feet
General Character of Property	Owned		Leased(1)
Publishing:
Printing plants, business and editorial offices, and warehouse space located in:
Los Angeles, CA	656,000		1,353,000
Chicago, IL	1,583,000	(2)	89,000
Melville, NY	—		719,000
Baltimore, MD	10,000		875,000
Hartford, CT	173,000		337,000
Orlando, FL	374,000		81,000
Deerfield Beach, FL	320,000		44,000
Costa Mesa, CA	339,000		47,000
Irwindale, CA	—		325,000
Allentown, PA	222,000		—
Chatsworth, CA	—		52,000
Newport News, VA	251,000		22,000
Northlake, IL	—		246,000
Fort Lauderdale, FL	—		163,000
Oakbrook, IL	—		99,000
Stamford, CT	85,000		—
Miller Place, NY	85,000		—
Glens Falls, NY	—		59,000
Bel Air, MD	52,000		—
Columbia, MD	29,000		14,000
Greenwich, CT	24,000		—
Washington, DC	—		41,000
Williamsburg, VA	25,000		3,000
Broadcasting and entertainment:
Business offices, studios and transmitters located in:
Los Angeles, CA	309,000		65,000
Chicago, IL	132,000		—
New York, NY	—		121,000
Indianapolis, IN	79,000		—
Seattle, WA	68,000		—
Greenwood Village, CO	42,000		—
Maryland Heights, MO	—		39,000
Houston, TX	35,000		—
Dallas, TX	33,000		—

San Diego, CA	—	26,000
Hartford, CT	—	22,000
Philadelphia, PA	21,000	4,000
Sacramento, CA	24,000	—
Grand Rapids, MI	21,000	—
Hollywood, FL	20,000	—
York, PA	20,000	—
Beaverton, OR	14,000	—
Washington, DC	—	13,000

(1)       The Company has financed eight real properties, constituting 2,989,000 square feet from TMCT. This property financing arrangement was amended by Tribune and TMCT on Sept. 22, 2006, to extend the properties’ current fixed rental rate through Aug. 7, 2021. Under the terms of the amended financing agreement, the Company was granted an accelerated option to acquire the eight properties during the month of January 2008 for $175 million. The Company was also granted an option to acquire the leased properties from Feb. 8, 2008 to three months prior to the expiration of the amended lease at the higher of the fair market value or $195 million. See Note 7 to the consolidated financial statements in Item 8 for further discussion.

(2)       Includes Tribune Tower, an approximately 630,000 square foot office building in downtown Chicago, and Freedom Center, the approximately 943,000 square foot production center of the Chicago Tribune. Tribune Tower houses the Company’s corporate headquarters, the Chicago Tribune’s business and editorial offices, offices of various subsidiary companies and approximately 41,000 square feet of space leased to unaffiliated tenants. Freedom Center houses the Chicago Tribune’s printing, packaging and distribution operations.

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

As a result of misstatements of reported circulation at Newsday and Hoy, New York, the Company recorded a total pretax charge of $90 million in 2004 as its estimate of the probable cost to settle with advertisers. The Company will continue to evaluate the adequacy of this charge on an ongoing basis (see Note 4 to the consolidated financial statements in Item 8).

In addition to the advertiser lawsuits, several class action and shareholder derivative suits were filed against the Company and certain of its current and former directors and officers as a result of the circulation misstatements at Newsday and Hoy, New York. These suits alleged breaches of fiduciary duties and other managerial and director failings under Delaware law, the federal securities laws and ERISA. The consolidated shareholder derivative suit filed in Illinois state court in Chicago was dismissed with prejudice on March 10, 2006, and the dismissal is currently being appealed to the Illinois State Court of Appeals. The consolidated securities class action lawsuit and the consolidated ERISA class action lawsuit filed in Federal District Court in Chicago were both dismissed with prejudice on Sept. 29, 2006, and the dismissals are currently being appealed to the United States Court of Appeals for the Seventh Circuit. The Company believes these suits are without merit and will continue to vigorously defend them.

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

In March 1997, the Company acquired Renaissance Communications Corp., a publicly traded company that owned six television stations, for $1.1 billion in cash. The stations acquired were KDAF-TV, Dallas, WSFL-TV, Miami, KTXL-TV, Sacramento, WXIN-TV, Indianapolis, WTIC-TV, Hartford, and WPMT-TV, Harrisburg. The FCC granted a 12-month waiver of its rule prohibiting television/newspaper cross-ownership in the same market, which relates to the WSFL-TV, Miami television station and the South Florida Sun-Sentinel newspaper. In March 1998, the FCC granted the Company a waiver extension to allow continued ownership of both WSFL-TV, Miami, and the South Florida Sun-Sentinel newspaper until the FCC concludes its review of the television/newspaper cross-ownership rule. As discussed below, the new television/newspaper cross-ownership rule adopted by the FCC in June 2003 permits Tribune to own the newspapers and broadcast licenses in all of its current cross-owned markets, including South Florida. However, also as discussed below, the new television/newspaper cross-ownership rule has been remanded to the FCC for further proceedings. Depending on the outcome of the FCC proceedings, the Company may require a waiver to allow continued ownership of both WSFL-TV, Miami, and the South Florida Sun-Sentinel.

In March 2000, as a result of the Times Mirror merger, the Company acquired the Los Angeles Times, Newsday, The Sun, Hartford Courant, The Morning Call, The Advocate, Greenwich Time and several smaller newspapers. Because the Times Mirror acquisition did not involve the transfer of any broadcast station licenses, approval of the FCC was not required to complete the transaction. Under the FCC’s television/newspaper cross-ownership rule in effect at the time of the merger, companies were generally prohibited from owning both a newspaper and a broadcast license in the same market. However, it was also the FCC’s policy to permit newly created television/newspaper combinations to be held until the next broadcast license renewal. As such, license renewals for three Tribune television properties—KTLA-TV, Los Angeles (renewal in 2006), WPIX-TV, New York (renewal in 2007) and WTIC-TV, Hartford (renewal in 2007), are affected by the Times Mirror acquisition under the old FCC media ownership rules. Accordingly, in its FCC license renewal applications, the Company has sought and expects to receive waivers to allow continued ownership of both the Los Angeles Times and KTLA-TV, both Hartford Courant and WTIC-TV/WTXX-TV and both Newsday and WPIX-TV pending the outcome of the FCC proceeding.

In 2001, the Company received FCC authorization to operate television station WTXX-TV, Hartford. The FCC granted a so-called “failing station” waiver to allow common ownership of WTIC-TV, Hartford, and WTXX-TV, Hartford. In addition, the FCC granted a temporary six-month waiver of the newspaper-broadcast ownership prohibition. The temporary waiver has been extended until the FCC has completed its review of the renewal application for WTXX-TV. Should there be no timely relief forthcoming from the new television/newspaper cross-ownership rule, the Company will seek and expects to receive a waiver to allow continued ownership of both WTIC-TV, Hartford, and WTXX-TV, Hartford, and Hartford Courant.

In June 2003, the FCC adopted new media ownership rules, including a new television/newspaper cross-ownership rule. The new rule would eliminate the cross-ownership prohibition entirely in markets with nine or more television stations and permits combinations of one newspaper and one television station in markets having from four to eight television stations. Under this rule, the Company would be permitted to retain its newspaper and television operations in each of the five markets where it owns both—New York, Los Angeles, Chicago, South Florida, and Hartford. In September 2003, the United States Court of Appeals for the Third Circuit stayed the effectiveness of the new media ownership rules pending the outcome of appeals by advocacy groups challenging the new rules. In June 2004, the Third Circuit remanded the new rules to the FCC for further proceedings while keeping the stay in effect. In January 2005, the Company and other media companies filed a joint petition seeking United States Supreme Court review of the June 2004 Third Circuit remand. In June 2005, the Supreme Court declined to review the petition, without addressing the Constitutional arguments raised and without foreclosing additional appeals if the Company’s interests are not adequately addressed as part of the FCC’s remand proceeding. In June 2006, the FCC adopted a Further Notice of Proposed Rulemaking seeking comment on the issues raised by the Third Circuit in its stay and remand, including those relating to the FCC’s new television/newspaper cross-ownership rule. In October 2006, the Company filed comments in response to the FCC’s Further Notice of Proposed Rulemaking. While the Company remains optimistic that the cross-ownership ban will ultimately be loosened in major markets, it cannot predict with certainty the timing or the outcome of the FCC’s remand proceeding.

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

In September 2005, the Tax Court issued an opinion contrary to the Company’s position and determined that the Matthew Bender transaction was a taxable sale. In January 2006, the Tax Court extended its opinion in the Matthew Bender case to the Mosby transaction given the similarity of the two transactions. Taxes and related interest for both the Matthew Bender and Mosby transactions total approximately $1 billion. Over time, deductions for state taxes and interest are expected to reduce the net cash outlay to approximately $840 million.

The Company has appealed the Tax Court ruling to the United States Court of Appeals for the Seventh Circuit. The Company does not expect a ruling before the second half of 2007. The Company cannot predict with certainty the outcome of this appeal.

Times Mirror established a tax reserve of $180 million in 1998 when it entered into the transactions. The reserve represented Times Mirror’s best estimate of the amount the expected IRS and state income tax claims could be settled for based upon an analysis of the facts and circumstances surrounding the issue. The Company maintained this initial reserve, plus interest, and evaluated the adequacy of the reserve on a periodic basis. As a result of the Tax Court ruling, the Company increased its tax reserve by an additional $609 million in the third quarter of 2005 by recording additional income tax expense of $150 million, representing additional after-tax interest applicable to the post-acquisition period, and goodwill of $459 million. On Sept. 30, 2005, the Company paid $880 million to the IRS, representing the federal tax and interest owed on the transactions, and financed the payment through the issuance of commercial paper. The Company made a related state tax and interest payment of approximately $86 million in February 2006. See Note 13 to the consolidated financial statements in Item 8.

The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.                MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

The Company’s common stock is presently listed on the New York and Chicago stock exchanges. The high and low sales prices of the common stock by fiscal quarter for the two most recent fiscal years, as reported on the New York Stock Exchange Composite Transactions list, were as follows:

	2006		2005
Quarter	High	Low	High	Low
First	$31.84	$27.79	$42.37	$38.59
Second	32.94	27.09	40.14	35.02
Third	34.28	28.66	39.56	34.53
Fourth	33.99	30.74	36.15	30.05

The following graph compares the five-year cumulative total return on Tribune common stock with the cumulative total return during the same period for companies included in the S&P 500 Stock Index and the S&P 500 Publishing and Printing Index. The S&P 500 Publishing and Printing Index includes Tribune Company, Dow Jones & Company, Inc., Gannett Co., Inc., The McGraw-Hill Companies, Inc., Meredith Corporation, and The New York Times Company. The S&P 500 Stock Index is comprised of 500 U.S. companies, including Tribune Company, in the industrial, transportation, utilities and financial sectors. Both the S&P 500 Stock Index and the Publishing and Printing Index are weighted by market capitalization.

	2001	2002	2003	2004	2005	2006
Tribune Company	$100.00	$122.63	$140.38	$115.95	$85.24	$88.73
S&P 500	100.00	78.03	100.16	110.92	116.28	134.43
S&P 500 Publishing and Printing	100.00	106.57	126.41	122.76	107.23	123.42

At Feb. 16, 2007, there were 3,787 holders of record of the Company’s common stock. Quarterly cash dividends declared on common stock were $.18 per share for each quarter during 2006 and 2005. Total cash dividends declared on common stock by the Company were $195 million for 2006 and $225 million for 2005. The Company announced in February 2007 that its first quarter 2007 cash dividend would be $.18 per share.

Stock Repurchase Program—In 2000, the Company’s Board of Directors authorized the Company to repurchase $2.5 billion of its common stock. Through Dec. 25, 2005, the Company repurchased 56 million shares of its common stock at a cost of $2.3 billion under this authorization. In December 2005, the Board of Directors authorized additional repurchases of $1 billion (inclusive of $160 million of remaining authority under the 2000 stock repurchase authorization). In the first quarter of 2006, the Company repurchased an additional 5 million shares of its common stock at a cost of $138 million pursuant to this authorization. As of Dec. 31, 2006, the Company may repurchase an additional $862 million of its common stock pursuant to this authorization.

Modified “Dutch-Auction” Tender Offer—On May 30, 2006, the Company initiated a modified “Dutch Auction” tender offer to repurchase up to 53 million shares of its common stock at a price per share not greater than $32.50 and not less than $28.00. The tender offer closed on June 26, 2006, and the Company acquired 45,026,835 shares of its common stock at a price of $32.50 per share on July 5, 2006 before transaction costs. The Company also acquired 10 million shares of its common stock from the Robert R. McCormick Tribune Foundation and the Cantigny Foundation on July 12, 2006 at a price of $32.50 per share before transaction costs. In connection with the tender offer, the board of directors, in May 2006, also authorized the repurchase of an additional 12 million shares of the Company’s common stock commencing on the eleventh business day following the completion of the tender offer. In the third quarter of 2006, the Company repurchased an additional 11.1 million shares in the open market at a weighted average cost of $29.94 per share pursuant to this authorization. The Company does not intend to repurchase any additional shares of its common stock in the open market pursuant to the May 2006 authorization.

Repurchases during 2006, by fiscal period, were as set forth below (in thousands, except average cost). All repurchases during Period 7 and Period 8 were made in connection with the tender offer and pursuant to the May 2006 authorization.

	Shares Repurchased	Average Cost	Total Number of Shares Repurchased	Value of Shares that May Yet be Repurchased(1)
Period 1 (5 weeks ended Jan. 29, 2006)	1,000	$30.46	57,426	$969,520
Period 2 (4 weeks ended Feb. 26, 2006)	3,604	29.74	61,030	862,254
Period 3 (4 weeks ended March 26, 2006)	—	—	61,030	862,254
Period 4 (4 weeks ended April 23, 2006)	—	—	61,030	862,254
Period 5 (4 weeks ended May 21, 2006)	—	—	61,030	862,254
Period 6 (5 weeks ended June 25, 2006)	—	—	61,030	862,254
Period 7 (5 weeks ended July 30, 2006)	61,124	32.25	122,154	862,254
Period 8 (4 weeks ended Aug. 27, 2006)	4,956	29.79	127,110	862,254
Period 9 (4 weeks ended Sept. 24, 2006)	—	—	127,110	862,254
Period 10 (4 weeks ended Oct. 22, 2006)	—	—	127,110	862,254
Period 11 (4 weeks ended Nov. 19, 2006)	—	—	127,110	862,254
Period 12 (6 weeks ended Dec. 31, 2006)	—	—	127,110	862,254

(1)       Values of shares that may yet be repurchased at the end of Periods 6 through 12 do not include any amounts related to the additional 12 million shares of the Company’s common stock that the board of directors authorized for repurchase in May 2006.

ITEM 6.   SELECTED FINANCIAL DATA.

Selected financial data for the years 2002 through 2006 is contained under the heading “Five Year Financial Summary” on pages 126 and 127 and is derived from financial statements for those years. The information contained in the “Five Year Financial Summary” is not necessarily indicative of the results of operations to be expected for future years, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K which were audited by the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP.

ITEM 7.                MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion presents the significant factors that have affected the businesses of Tribune Company and its subsidiaries (the “Company”) over the last three years. This commentary should be read in conjunction with the Company’s consolidated financial statements and “Five Year Financial Summary,” which are also presented in this Form 10-K. Certain prior year amounts have been reclassified to conform with the 2006 presentation. These reclassifications had no impact on reported prior year total revenues, operating profit or net income.

FORWARD-LOOKING STATEMENTS

The discussion contained in this Item 7 (including, in particular, the discussion under “Overview”), the information contained in Item 7A, “Quantitative and Qualitative Disclosures about Market Risk,” and the information contained in the subsequent notes to the consolidated financial statements, contain certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements including, but not limited to, the items discussed in Item 1A, “Risk Factors.” Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: changes in advertising demand, circulation levels and audience shares; regulatory and judicial rulings; availability and cost of broadcast rights; competition and other economic conditions; changes in newsprint prices; changes in the Company’s credit ratings and interest rates; changes in accounting standards; adverse results from litigation, governmental investigations or tax-related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments and divestitures; the effect of derivative transactions; the Company’s reliance on third-party vendors for various services; and the Company’s exploration of alternatives for creating additional value for shareholders. The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

Tribune Company is a media and entertainment company, operating primarily in the United States, that conducts its operations through two business segments: publishing and broadcasting and entertainment. These segments reflect the manner in which the Company sells its products to the marketplace, manages its operations and makes business decisions. The Company’s media operations are principally in major metropolitan areas of the United States and compete against similar media and other types of media on both a local and national basis.

Publishing currently consists primarily of 11 daily newspapers, which include related businesses such as interactive websites. Publishing represented 74% of the Company’s consolidated revenues in 2006. About 80% of publishing revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and on interactive websites. Approximately 14% of publishing revenues were generated from the sales of newspapers to individual subscribers or to sales outlets, which re-sell the newspapers. The remaining 6% of revenues came from a variety of activities including the syndication of columns, features, information and comics to newspapers, commercial printing operations, sales of entertainment listings and other publishing-related activities.

Publishing advertising revenues are comprised of three basic categories: retail, national and classified. Changes in advertising revenues are heavily correlated with changes in the level of economic activity in the

United States. Changes in Gross Domestic Product, consumer spending, auto sales, housing sales, unemployment rates, job creation, circulation levels and rates all impact demand for advertising in the Company’s newspapers. The Company’s advertising revenues are subject to changes in these factors both on a national level and on a local level in its markets.

Significant expense categories for publishing include compensation, newsprint and ink and other operating expenses. Compensation, which includes benefits expense and stock-based compensation expense in 2006, represented 41% of publishing’s consolidated operating expenses in 2006. Compensation expense is affected by many factors, including the level of merit increases, the number of full-time equivalent employees and changes in the design and costs of the Company’s various employee benefit plans. Newsprint and ink represented 15% of the 2006 operating expenses for publishing. The Company consumed approximately 697,000 metric tons of newsprint in 2006. Newsprint is a commodity and pricing can vary significantly between years. Other expenses comprised 44% of total operating expenses. These expenses are principally for the distribution of the newspaper, promotional activities and other general and administrative expenses. These expenses are typically subject to less variability.

Broadcasting and entertainment currently consists of 23 television stations, one radio station, the Chicago Cubs and Tribune Entertainment, a company that distributes its own programming together with programming licensed from third parties. Broadcasting and entertainment represented 26% of the Company’s consolidated revenues in 2006. About 78% of these revenues came from the sale of advertising spots in its television group. Changes in advertising revenues are heavily correlated with and influenced by changes in the level of economic activity in the United States. Changes in Gross Domestic Product, consumer spending levels, auto sales, programming content, audience share and rates all impact demand for advertising on the Company’s television stations. The Company’s advertising revenues are subject to changes in these factors both on a national level and on a local level in the markets in which it operates.

Significant expense categories for broadcasting and entertainment include programming expense, compensation and other expenses. Programming expense represented 34% of 2006 expenses. The level of programming expense is affected by the cost of programs available for purchase and the selection of programs aired by the Company’s television stations. Compensation expense represented 40% of broadcasting and entertainment’s 2006 expenses and is impacted by the same factors as noted for publishing. Other expenses represented 26% of total operating expenses and are for promotional activities and other station operating expenses.

The Company uses revenues and operating profit as ways to measure the financial performance of its business segments. The Company uses average net paid circulation for its newspapers and average audience share for its television stations as a means to measure its publishing and broadcasting and entertainment market shares and performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant policies are summarized in Note 1 to the Company’s consolidated financial statements in Item 8. These policies conform with accounting principles generally accepted in the United States of America and reflect practices appropriate to the Company’s businesses. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. On an ongoing basis, the Company evaluates its policies and estimates, including those related to income taxes, pension and postretirement benefits, broadcast rights, goodwill and other intangible assets, self-insurance liabilities, accounts receivable allowances and stock-based compensation.

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

Income Taxes

Provisions for federal and state income taxes are calculated on reported pretax earnings based on current tax laws and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Taxable income reported to the taxing jurisdictions in which the Company operates often differs from pretax earnings because some items of income and expense are recognized in different time periods for income tax purposes. The Company provides deferred taxes on these temporary differences in accordance with Financial Accounting Standard (“FAS”) No. 109, “Accounting for Income Taxes.” Taxable income also may differ from pretax earnings due to statutory provisions under which specific revenues are exempt from taxation and specific expenses are not allowable as deductions. The Company establishes reserves for income tax when it is probable that one or more of the taxing authorities will challenge and disallow a position taken by the Company in its income tax returns and the resulting liability is estimable. The consolidated tax provision and related accruals include estimates of the potential taxes and related interest as deemed appropriate. These estimates are reevaluated and adjusted, if appropriate, on a quarterly basis. Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. See Note 13 to the Company’s consolidated financial statements in Item 8 for additional information.

Pension and Other Postretirement Benefits

The Company provides defined benefit pension, postretirement health care and life insurance benefits to eligible employees under a variety of plans (see Note 14 to the Company’s consolidated financial statements in Item 8). Accounting for pension and other postretirement benefits requires the use of several assumptions.

Weighted average assumptions used in 2006 and 2005 in accounting for pension benefits and other postretirement benefits were:

	Pension Plans		Other Postretirement Plans
	2006	2005	2006	2005
Discount rate for expense	5.50%	5.75%	5.50%	5.75%
Discount rate for obligations	5.75%	5.50%	5.75%	5.50%
Increase in future salary levels for expense	3.50%	3.50%	—	—
Increase in future salary levels for obligations	3.50%	3.50%	—	—
Long-term rate of return on plans’ assets	8.50%	8.50%	—	—

The Company used a building block approach to determine its current 8.5% assumption of the long-term expected rate of return on pension plan assets. Based on historical market studies, the Company’s long-term expected returns for equity and fixed income securities approximate 10% and 6%, respectively. As of the date of this report, a 0.5% decrease in the Company’s long-term rate of return assumption would result in an $8 million increase in the Company’s net pension expense. In 2006, the pension plans’ assets earned a return of approximately 15%. The Company bases the rate used for discounting future benefit obligations and calculating interest cost on an index of Aa-rated corporate bonds. The duration of the bonds in this index approximates the timing of future payments for the Company’s benefit obligations.

In September 2006, the Financial Accounting Standards Board (“FASB”) issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which changes occur through comprehensive income. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted the provisions of FAS No. 158 as of Dec. 31, 2006. Prior to the adoption of FAS No. 158, the Company’s prepaid pension asset at Dec. 31, 2006 and Dec. 25, 2005 included an unrecognized net actuarial loss of $631 million and $870 million, respectively. A significant portion of this net actuarial loss resulted from the difference between the Company’s expected returns on plan assets and the actual losses on plan assets in 2002 and 2001. Expected returns on plan assets were $158 million and $176 million in 2002 and 2001, respectively; actual losses were $161 million and $113 million, respectively. Upon adoption of FAS No. 158, the Company recognized the $631 million of actuarial losses, net of tax, in the accumulated other comprehensive income (loss) component of shareholders’ equity at Dec. 31, 2006. In accordance with FAS No. 87, the actuarial loss will be recognized in net periodic pension expense over approximately 11 years, representing the estimated average remaining service period of active employees expected to receive benefits, with corresponding adjustments made to accumulated other comprehensive income (loss) in accordance with FAS No. 158. The Company’s policy is to incorporate asset-related gains and losses into the asset value used to calculate the expected return on plan assets and into the calculation of amortization of unrecognized net actuarial loss over a four-year period.

In December 2005, the pension benefits for former Times Mirror non-union and non-Newsday employees were frozen. As a result of the plan freeze, a pretax curtailment gain of $18 million ($13 million at publishing, $1 million at broadcasting and entertainment, and $4 million at corporate) was recorded. On March 31, 2006, the pension plan benefits for Newsday union and non-union employees were frozen.

The Company’s pension plans’ asset allocations at Dec. 31, 2006 and Dec. 25, 2005 were as follows (in millions):

	Plan Assets
Asset Category	Dec. 31, 2006		Dec. 25, 2005
Equity securities	$1,344	76.2%	$1,186	74.2%
Fixed income securities	334	18.9%	329	20.6%
Other	86	4.9%	83	5.2%
Total	$1,764	100%	$1,598	100%

The Company’s current 2007 target allocation for pension plans’ assets are 75% in equity securities and 25% in fixed income securities and other.

For purposes of measuring 2006 postretirement health care costs, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually to 5% for 2010 and remain at that level thereafter. For purposes of measuring health care obligations at Dec. 31, 2006, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. The rate was assumed to decrease gradually to 5% for 2012 and remain at that level thereafter. On Dec. 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) were signed into law. The Act resulted in a $15 million reduction in the accumulated other postretirement obligations for prior service costs in 2004 and a $1 million reduction in net periodic postretirement benefit costs.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of the date of this report, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$415	$(368)
Projected benefit obligation	$7,486	$(6,624)

The Company contributed $7 million to certain of its union and non-qualified pension plans and $14 million to its other postretirement plans in 2006. The Company plans to contribute $8 million to certain of its union and non-qualified pension plans and $13 million to its other postretirement plans in 2007.

Expected Future Benefit Payments—The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Postretirement Benefits
2007	$79,967	$14,211
2008	81,579	14,233
2009	84,233	14,310
2010	87,050	14,488
2011	89,421	14,619
2012-2016	495,915	69,089

Broadcast Rights

Broadcast rights consist principally of rights to broadcast syndicated programs, sports and feature films and are stated at the lower of cost or estimated net realizable value. The total cost of these rights is recorded as an asset and a liability when the program becomes available for broadcast. Syndicated program rights that have limited showings are generally amortized using an accelerated method as programs are aired. Sports and feature film rights are amortized using the straight-line method. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. At Dec. 31, 2006 and Dec. 25, 2005, the Company had broadcast rights assets of $567 million and $669 million, respectively.

The Company maintains an allowance for programming that is not expected to be aired by the end of the contract period. This allowance for excess programming inventory is based on a program-by-program review of the Company’s five-year broadcast plans and historical write-off trends. The total reserve balance at Dec. 31, 2006 and Dec. 25, 2005 was $4 million. Actual write-offs in 2006 and 2005 were $.4 million and $1 million, respectively. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

Goodwill and Other Intangible Assets

The Company periodically reviews goodwill and certain intangible assets no longer being amortized for impairment in accordance with FAS No. 142, “Goodwill and Other Intangible Assets.” Under FAS No. 142, the impairment review of goodwill and other intangible assets not subject to amortization must be based generally on fair values.

The Company performs its annual impairment review in the fourth quarter of each year. The estimated fair value of the reporting units to which goodwill is allocated is determined using multiples of operating cash flows for purposes of analyzing goodwill for impairment. A significant decline in multiples and/or operating cash flows for a reporting unit could result in a non-cash impairment charge under FAS No 142. The estimated fair values of other assets subject to the annual impairment review, which include newspaper mastheads and FCC licenses, are calculated based on projected future discounted cash flow analyses. The development of market multiples and cash flow projections used in the analyses requires the use of assumptions, including assumptions regarding revenue and market growth. The analyses use discount rates based on specific economic factors in the publishing and broadcasting industries. These assumptions reflect the Company’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the Company’s control.

In the fourth quarter of 2004, the Company elected to early adopt the provisions of the Financial Accounting Standards Board’s Emerging Issues Task Force Topic No. D-108, which requires the use of a direct valuation method for valuing intangible assets, such as Federal Communications Commission (“FCC”) licenses, and reviewing them for impairment. Historically, the Company had been using a residual valuation method to review its FCC licenses for impairment each year. A direct valuation method generally results in a lower valuation than does a residual valuation method. The Company performed an impairment review of its FCC licenses for the year ended Dec. 28, 2003 using a residual method. No impairments were required as a result of the analyses performed in 2003. The effect of changing to a direct valuation method for the 2004 FCC licenses impairment review was a pretax charge of $29 million ($18 million after-tax). The charge was recorded in the fourth quarter of 2004 as a cumulative effect of a change in accounting principle in the consolidated statements of income.

The Company’s goodwill and other intangible assets at Dec. 31, 2006 consisted of the following (in thousands):

	Dec. 31, 2006
	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 15 to 20 years)	$190,660	$(72,126)	$118,534
Network affiliation agreements (useful life of 40 years)(1)(2)	278,034	(22,614)	255,420
Other (useful life of 3 to 40 years)	25,128	(8,717)	16,411
Total	$493,822	$(103,457)	390,365
Goodwill and other intangible assets not subject to amortization
Goodwill
Publishing			4,395,967
Broadcasting and entertainment(2)			1,441,241
Total goodwill			5,837,208
Newspaper mastheads			1,575,814
FCC licenses(2)			871,946
Tradename			7,932
Total			8,292,900
Total goodwill and other intangible assets			$8,683,265

(1)       Network affiliation agreements, net of accumulated amortization, included $179 million related to Fox affiliations, $74 million related to CW affiliations and $2 million related to MyNetworkTV affiliations.

(2)       As a result of the sales of WATL-TV, Atlanta, WCWN-TV, Albany and WLVI-TV, Boston, network affiliation agreements, broadcasting and entertainment goodwill and FCC licenses declined by $12 million, $125 million and $213 million, respectively.

Self-Insurance Liabilities

The Company self-insures for certain medical and disability benefits, workers’ compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims, claim growth and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks totaled $115 million and $113 million at Dec. 31, 2006 and Dec. 25, 2005, respectively.

Accounts Receivable Allowances

The Company’s accounts receivable are primarily due from advertisers. Credit is extended based on an evaluation of a customer’s financial condition and generally collateral is not required. The Company maintains an allowance for uncollectible accounts, rebates and volume discounts. This allowance is determined based on historical write-off experience and any known specific collectibility exposures. At Dec. 31, 2006 and Dec. 25, 2005, the Company’s allowance for accounts receivable was $34 million and $43 million, respectively.

Stock-Based Compensation

In the first quarter of 2006, the Company adopted FAS No. 123R, “Share-Based Payment,” which superseded Accounting Principles Board (“APB”) Opinion No. 25, FAS No. 123 and related interpretations. FAS No. 123R requires the Company to expense stock-based compensation in its income statement. Under FAS No. 123R, stock-based compensation cost is measured at the grant date based on the estimated fair value of the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of each stock option it grants. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect the Company’s best estimates, but they involve certain risks, trends and uncertainties, which in some instances are outside of the control of the Company. As a result, if other assumptions had been used, stock-based compensation could have been materially impacted. Furthermore, if the Company uses different assumptions in future periods, share-based compensation expense could be materially impacted. The Company adopted FAS No. 123R utilizing the modified prospective application method and did not restate prior years. Additional information on the accounting for stock-based compensation in accordance with FAS No. 123R is provided in Note 16 to the Company’s consolidated financial statements in Item 8.

Prior to the adoption of FAS No. 123R, the Company accounted for its stock-based compensation plans in accordance with APB No. 25 and related interpretations. Under APB No. 25, no compensation expense was recorded because the exercise price of employee stock options equaled the market price of the underlying stock on the date of grant. Under the provisions of APB No. 25, the Company was not required to recognize compensation expense for its Employee Stock Purchase Plan. The pro forma stock-based compensation expense was calculated under FAS No. 123, as amended by FAS No. 148, for 2005 and 2004 and is disclosed in Note 1 to the consolidated financial statements in Item 8.

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

In accordance with APB No. 25 and related interpretations, the acceleration of vesting of these stock options did not require accounting recognition in the Company’s income statement. The exercise prices of the 2003, 2004 and 2005 grants were $45.90, $52.05 and $40.59, respectively, and the Company’s closing stock prices on the June 24, 2005 and Dec. 16, 2005 dates of acceleration were $35.64 and $30.80, respectively. The impact of the accelerated vesting was to increase pro forma stock-based compensation by $82 million, or $50 million net of tax, in 2005. The accelerated vesting of these stock options was one of several actions the Company took to reduce stock-based compensation expense with the adoption of FAS No. 123R.

SIGNIFICANT EVENTS

Common Stock Repurchases

The Company repurchased 71 million common shares for $2.3 billion in 2006 and 12 million common shares for $440 million in 2005. The following table summarizes the Company’s 2006 common stock repurchases (in thousands):

	Shares	Cost
Repurchases in first quarter	4,604	$137,746
Tender offer repurchases	45,027	1,468,270
Repurchases from the Robert R. McCormick Tribune Foundation and Cantigny Foundation	10,000	325,300
Repurchases subsequent to the tender offer	11,053	330,952
Total common stock repurchases	70,684	$2,262,268

On May 30, 2006, the Company initiated a modified “Dutch Auction” tender offer to repurchase up to 53 million shares of its common stock at a price per share not greater than $32.50 and not less than $28.00. The tender offer closed on June 26, 2006, and the Company acquired 45 million shares of its common stock on July 5, 2006 at a price of $32.50 per share before transaction costs. The Company also acquired 10 million shares of its common stock from the Robert R. McCormick Tribune Foundation and the Cantigny Foundation on July 12, 2006 at a price of $32.50 per share before transaction costs. The Robert R. McCormick Tribune Foundation and the Cantigny Foundation are affiliated non-profit organizations, which together held 13.6% of the Company’s outstanding shares when the tender offer was launched. In connection with the tender offer, the board of directors also authorized the repurchase of an additional 12 million shares of the Company’s common stock commencing on the eleventh business day following the completion of the tender offer. In the third quarter of 2006, the Company repurchased an additional 11.1 million shares under that authorization at a weighted average cost of $29.94 per share. In addition, the Company repurchased and retired 4.6 million shares of its common stock in the first quarter of 2006.

Credit Agreements

On June 19, 2006, the Company entered into a five-year credit agreement and a 364-day bridge credit agreement, both of which were amended and restated on June 27, 2006. The five-year credit agreement provides for a $1.5 billion unsecured term facility, of which $250 million was used to refinance the medium-term notes that matured on Nov. 1, 2006, and a $750 million unsecured revolving facility. The 364-day bridge credit agreement provided for a $2.15 billion unsecured bridge facility.

The Company entered into these agreements to finance the Company’s tender offer initiated on May 30, 2006; to repurchase shares of the Company’s common stock from the Robert R. McCormick Tribune Foundation and Cantigny Foundation; to repurchase shares of the Company’s common stock pursuant to open market or privately negotiated transactions; to refinance certain indebtedness; and to pay fees and expenses incurred in connection with the repurchases. In addition, the revolving facility is available for working capital and general corporate purposes, including acquisitions.

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

As of Dec. 31, 2006, the Company had outstanding borrowings of $1.5 billion and $1.3 billion under the term facility and the bridge facility, respectively, and the Company had no borrowings under the revolving facility. As of Dec. 31, 2006, the applicable interest rate on both the term facility and the bridge facility was 6.2%.

The credit agreements contain certain restrictive covenants, including financial covenants that require the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio. At Dec. 31, 2006, the Company was in compliance with the covenants.

TMCT Transactions

As a result of the Company’s acquisition of The Times Mirror Company (“Times Mirror”) in 2000, the Company holds investment interests in TMCT, LLC (“TMCT”) and TMCT II, LLC (“TMCT II”). TMCT and TMCT II were formed in 1997 and 1999, respectively, as a result of transactions involving agreements between Times Mirror and its largest shareholders, Chandler Trust No. 1 and Chandler Trust No. 2 (collectively, the “Chandler Trusts”). The Times Mirror acquisition resulted in the Chandler Trusts becoming significant shareholders of the Company. The TMCT and TMCT II LLC agreements have no specific term, and the dissolution, determination of liquidation values and distribution of assets require the mutual consent of the Company and the Chandler Trusts.

The collective assets of TMCT and TMCT II as of Dec. 25, 2005 included approximately 51.4 million shares of the Company’s common stock and 1.1 million shares of the Company’s preferred stock, representing all of the Company’s issued Series C, D-1 and D-2 preferred stock. The TMCT and TMCT II assets also include a variety of fixed income and equity investments. In addition, TMCT owns eight real properties that are leased to the Company. Additional information pertaining to the Company’s investments in TMCT and TMCT II is provided in Note 7 to the Company’s consolidated financial statements in Item 8.

On Sept. 21, 2006, the Company and the Chandler Trusts entered into agreements to restructure TMCT and TMCT II. Under the terms of the agreements, the Company received on Sept. 22, 2006, a total of 38.9 million shares of the Company’s common stock and all 1.1 million shares of the Company’s preferred stock held collectively by TMCT and TMCT II. As a result of the transactions, the Company’s interests in each of TMCT and TMCT II were reduced to approximately 5%. The Sept. 21, 2006 agreements also provided for certain put and call options, which are exercisable at fair market value beginning in September 2007, relating to the Company’s remaining ownership interests in TMCT and TMCT II. As a result of the transactions, the Company in the third quarter of 2006 recorded a one-time, non-operating gain of $48 million, net of tax; increased its common treasury stock by $161 million and its preferred treasury stock by $107 million; and reduced its combined investment in TMCT and TMCT II by $195 million.

On Sept. 22, 2006, the Company and TMCT amended the lease agreement for the eight properties the Company leases from TMCT. Under the terms of the amended lease, the Company was granted an accelerated option to acquire the eight properties during the month of January 2008 for $175 million. The Company was also granted an option to acquire the leased properties from Feb. 8, 2008 to three months prior to the expiration of the amended lease. In addition, the amendment extended the properties’ current fixed rental rate through Aug. 7, 2021.

On Oct. 20, 2006, the remaining 12.4 million shares of the Company’s common stock held by TMCT and TMCT II were distributed to the Company and the Chandler Trusts in accordance with their respective ownership interests. The Company received 0.6 million shares and the Chandler Trusts received 11.8 million shares.

The Company and the Chandler Trusts share in the cash flows of the various assets held by TMCT and TMCT II. Prior to the Sept. 22, 2006 transactions, the cash flows from the Tribune common and preferred shares held by TMCT and TMCT II were largely allocated to the Company, while the cash flows from the other assets were largely allocated to the Chandler Trusts. As a result, the Company included in treasury stock 80% of the Tribune common and preferred shares held by TMCT and TMCT II. In addition, 80% of the dividends on the preferred and common shares held by TMCT and TMCT II were effectively eliminated. Following the Sept. 22, 2006 transactions and until the Oct. 20, 2006 distribution, the Company included in treasury stock approximately 5% of the Tribune common shares held by TMCT and TMCT II. As a result of the transactions, the Company no longer has any shares of its Series C, D-1 and D-2 preferred stock outstanding, and the Company’s common shares outstanding increased by 1.6 million.

Sales of WATL-TV, Atlanta, WCWN-TV, Albany and WLVI-TV, Boston

On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta to Gannett Co., Inc. for $180 million. The sale closed on Aug. 7, 2006. On June 19, 2006, the Company announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. The sale closed on Dec. 6, 2006. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston, to Sunbeam Television Corp. for $113.7 million. The sale closed on Dec. 19, 2006.

These businesses were considered components of the Company’s broadcasting and entertainment segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses have been eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations. Accordingly, the results of operations of each of these businesses have been reported as discontinued operations in the consolidated statements of income. Prior year consolidated statements of income have been reclassified to conform to the current year presentation of discontinued operations.

In conjunction with the sales of WATL-TV, Atlanta and WCWN-TV, Albany, the Company recorded in the second quarter of 2006 a pretax loss totaling $90 million, including $80 million of allocated television group goodwill, to write down the net assets of the stations to estimated fair value, less costs to sell. The Company subsequently reduced the pretax loss on sales of the Atlanta and Albany stations during the third quarter of 2006 by $1 million. In addition, the Company recorded in the fourth quarter of 2006 a pretax gain of $41 million, including $45 million of allocated television group goodwill, for the sale of the Boston station. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets”, the Company aggregates all of its television stations into one reporting unit for goodwill accounting purposes. FAS No. 142 requires the Company to allocate a portion of its total television group goodwill to stations that are to be sold on a relative fair value basis. The net pretax loss on sales of the three stations sold during 2006 was $48 million, including $125 million of allocated television group goodwill.

Acquisition of Additional Equity in CareerBuilder, ShopLocal and Topix

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

Network Affiliations

On Jan. 24, 2006, the Company announced that it had reached a 10-year agreement to affiliate 16 of its television stations which were at that time affiliated with the former WB Network (including those in New York, Los Angeles and Chicago) with a new broadcast network, the CW Network. The new network was launched in September 2006 by Warner Bros. Entertainment and CBS. The new network airs a portion of the programming previously carried on the WB Network and the UPN Network, as well as new programming. The WB Network has shut down. The Company did not incur any costs related to the shutdown of the WB Network.

In the second quarter of 2006, the Company announced that its other three former WB Network affiliates (Philadelphia, Atlanta and Seattle) would become affiliates of the new broadcast network, MyNetworkTV, which was launched in September 2006 by the FOX Television Stations Network Inc. and Twentieth Century Television. The new network airs primarily primetime dramas. The Company subsequently sold its Atlanta station in August 2006 and its Albany and Boston stations in December 2006.

Consolidation of Los Angeles Times’ Production Operations

In December 2005, the Los Angeles Times announced it would close its San Fernando Valley printing facility in January 2006 and consolidate production at its remaining three facilities in Los Angeles, Costa Mesa, and Irwindale, California. The closing of the printing facility resulted in the elimination of approximately 120 positions from across the Los Angeles Times’ production facilities.

As a result of the facility closing, the Company reclassified the San Fernando Valley printing facility land and building as held for sale at Dec. 25, 2005. The Company recorded a $2 million pretax charge in the fourth quarter of 2005 to reduce the carrying value of the San Fernando Valley printing facility’s land and building to $24 million, representing the estimated fair value of the assets less costs to sell the assets. On Oct. 30, 2006, the Company sold the San Fernando Valley land and building for net proceeds of approximately $24 million.

The Company evaluated the machinery and equipment at the San Fernando Valley printing facility and determined that press and other related equipment with a net book value of $16 million would be abandoned. Therefore, the Company reduced its estimate of the useful life of the press and other related equipment and recorded accelerated depreciation of $16 million in the fourth quarter of 2005. The Company idled the remaining San Fernando Valley machinery and equipment, which had a net book value of $26 million at Dec. 31, 2006 and $34 million at Dec. 25, 2005. The Company is continuing to depreciate the remaining idled equipment. In the fourth quarter of 2006, the Company disposed of and wrote off $4 million of the idled equipment that had previously been designated for redeployment at Dec. 25, 2005.

The Company is currently evaluating alternative uses of the remaining idled equipment, which will most likely be redeployed elsewhere within the publishing segment.

The Company recorded a pretax charge in the fourth quarter of 2005 of $22 million, excluding severance related costs, as a result of its decision to close the San Fernando Valley printing facility. A summary of the significant components of the $22 million pretax charge recorded in the fourth quarter of 2005 is as follows (in millions):

Accelerated depreciation on machinery and equipment	$16.1
Impairment of assets held for sale	2.1
Other	4.0
Total	$22.2

Employee Reductions

The Company reduced its staffing levels by approximately 450 positions in 2006, primarily at publishing, and recorded a pretax charge of $9 million. In 2005, the Company reduced its staffing levels by approximately 900 positions and recorded a pretax charge of $45 million ($43 million at publishing, $1 million at broadcasting and entertainment and $1 million at corporate). The eliminations in 2005 included 120 positions as a result of closing the Los Angeles Times’ San Fernando Valley printing facility, as discussed above. The Company recorded a pretax charge of $41 million in 2004 related to the elimination of approximately 600 positions in its publishing segment. The Company had a current liability of approximately $7 million at Dec. 31, 2006 and $37 million at Dec. 25, 2005 related to these employee reductions.

Non-Operating Items

Fiscal years 2006, 2005 and 2004 included several non-operating items. Non-operating items for 2006 are summarized as follows (in millions, except per share data):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Gain on change in fair values of derivatives and related investments	$—	$11	$7	$.02
Gain on TMCT transactions	—	60	48	.17
Gain on sales of investments, net	83	37	22	.08
Other, net	—	(5)	(1)	—
Income tax adjustments	—	—	34	.12
Total non-operating items	$83	$103	$110	$.40

The 2006 change in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. The $11 million non-cash pretax gain resulted primarily from a $66 million increase in the fair value of 16 million shares of Time Warner common stock, which was partially offset by a $52 million increase in the fair value of the derivative component of the Company’s PHONES.

In 2006, the Company recorded a one-time gain of $48 million, net of tax, as a result of transactions related to its investments in TMCT, LLC and TMCT II, LLC (see Note 7 to the Company’s consolidated financial statements in Item 8). In addition, the Company sold 2.8 million shares of Time Warner common stock unrelated to the PHONES for net proceeds of $46 million and recorded a pretax gain on sale of $19 million, and sold its investment in BrassRing for a gain of $17 million.

Also in 2006, the Company recorded a favorable $34 million income tax expense adjustment, most of which related to the Company’s PHONES as a result of reaching an agreement with the Internal Revenue Service appeals office pertaining to the deduction of interest expense on the PHONES (see Note 13 to the Company’s consolidated financial statements in Item 8).

Non-operating items for 2005 are summarized as follows (in millions, except per share data):

	Proceeds	Pretax Gain	After-tax Gain (Loss)	Diluted EPS
Gain on change in fair values of derivatives and related investments	$—	$62	$38	$.12
Gain on sales of investments, net	17	7	4	.01
Other, net	5	1	1	.01
Income tax adjustments	—	—	(139)	(.44)
Total non-operating items	$22	$70	$(96)	$(.30)

The 2005 change in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. The $62 million non-cash pretax gain resulted primarily from an $87 million decrease in the fair value of the derivative component of the Company’s PHONES, which was partially offset by a $23 million decrease in the fair value of 16 million shares of Time Warner common stock.

As a result of the United States Tax Court opinion issued on Sept. 27, 2005 related to the Matthew Bender tax dispute, the Company recorded additional income tax expense of $150 million in the third quarter of 2005 (see Note 13 to the Company’s consolidated financial statements in Item 8). In the first quarter of 2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain other federal income tax issues.

Non-operating items for 2004 are summarized as follows (in millions, except per share data):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS
Loss on change in fair values of derivatives and related investments	$—	$(18)	$(11)	$(.03)
Loss on early debt retirement	—	(141)	(87)	(.26)
Gain on sales of investments, net	24	20	12	.03
Other, net	16	(6)	(4)	(.02)
Total non-operating items	$40	$(145)	$(90)	$(.28)

The 2004 change in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. The $18 million non-cash pretax loss resulted from a $39 million increase in the fair value of the derivative component of the Company’s PHONES, which was partially offset by a $21 million increase in the fair value of 16 million shares of Time Warner common stock.

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

The 2004 gain on sales of investments related primarily to the sale of the Company’s 50% interest in La Opinión for $20 million, resulting in a pretax gain of $18 million.

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

As a result of misstatements of reported circulation at Newsday and Hoy, New York, the Company recorded a total pretax charge of $90 million in 2004 as its estimate of the probable cost to settle with advertisers. The Company will continue to evaluate the adequacy of this charge on an ongoing basis (see Note 4 to the Company’s consolidated financial statements in Item 8).

In addition to the advertiser lawsuits, several class action and shareholder derivative suits were filed against the Company and certain of its current and former directors and officers as a result of the circulation misstatements at Newsday and Hoy, New York. These suits alleged breaches of fiduciary duties and other managerial and director failings under Delaware law, the federal securities laws and ERISA. The consolidated shareholder derivative suit filed in Illinois state court in Chicago was dismissed with prejudice on March 10, 2006, and the dismissal is currently being appealed to the Illinois State Court of Appeals. The consolidated securities class action lawsuit and the consolidated ERISA class action lawsuit filed in Federal District Court in Chicago were both dismissed with prejudice on Sept. 29, 2006, and the dismissals are currently being appealed to the United States Court of Appeals for the Seventh Circuit. The Company believes these suits are without merit and will continue to vigorously defend them.

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

RESULTS OF OPERATIONS

The Company’s fiscal year ends on the last Sunday in December. Fiscal year 2006 ended on Dec. 31, 2006 and encompassed 53 weeks, while fiscal years 2005 and 2004 each encompassed 52 weeks. For 2006, the additional week increased consolidated operating revenues and operating expenses by approximately 1.5% and consolidated operating profit by approximately 2%.

Consolidated

The Company’s consolidated operating results for 2006, 2005 and 2004 are shown in the table below.

				Change
(in millions, except per share data)	2006	2005	2004	06-05	05-04
Operating revenues	$5,518	$5,511	$5,631	—	- 2%
Operating profit(1)	$1,085	$1,127	$1,187	- 4%	- 5%
Net income on equity investments(2)	$81	$41	$18	+ 96%	+ 130%
Net Income:
Income from continuing operations before cumulative effect of change in accounting principle	$661	$523	$554	+ 26%	- 6%
Income (loss) from discontinued operations, net of tax(3)	(67)	12	19	*	- 37%
Cumulative effect of change in accounting principle, net of tax(4)	—	—	(18)	—	*
Net income	$594	$535	$555	+ 11%	- 4%
Diluted earnings per share:
Continuing operations before cumulative effect of change in accounting principle	$2.39	$1.63	$1.67	+ 47%	- 2%
Discontinued operations(3)	(.24)	.04	.06	*	- 33%
Cumulative effect of change in accounting principle, net of tax(4)	—	—	(.05)	—	*
Net income	$2.14	$1.67	$1.67	+ 28%	—

(1)       Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes. Operating profit in 2006 includes $32 million of stock-based compensation expense, a charge of $20 million for severance and other payments associated with the new union contracts at Newsday, a charge of $9 million for the elimination of approximately 400 positions at publishing, a charge of $4 million for the disposition of a press at the Los Angeles Times San Fernando Valley printing facility, a gain of $7 million related to real property sales in Publishing and a gain of $7 million related to the sale of the corporate airplane. Operating profit in 2005 includes $22 million of expenses related to the shutdown of the San Fernando Valley printing facility, $45 million of severance charges for the elimination of approximately 900 positions, primarily in publishing, and a pension curtailment gain of $18 million. Operating profit in 2004 includes $90 million of charges related to anticipated settlements with advertisers regarding misstated circulation at Newsday and Hoy, New York, and $41 million of charges related to the elimination of approximately 600 publishing positions.

(2)       Net income on equity investments for 2006 included the Company’s $5.9 million share of a one-time favorable income tax adjustment at CareerBuilder.

(3)       In June 2006, the Company announced agreements to sell its Atlanta and Albany television stations. The sale of the Atlanta station closed in August. In September 2006, the Company announced an agreement to sell its Boston television station. The sales of the Albany and Boston stations closed in December 2006. Operating results for these stations have been reported as discontinued operations.

(4)       Refer to Note 1 to the Company’s consolidated financial statements in Item 8 for further discussion.

*               Not meaningful

Earnings Per Share (“EPS”)—Diluted EPS was $2.14 in 2006 compared to $1.67 in 2005. Diluted EPS from continuing operations in 2006 was $2.39, up from $1.63 in 2005. The 2006 results included a net non-

operating gain of $.40 per diluted share, a charge of $.07 per diluted share as a result of the adoption of the new accounting standard for stock-based compensation, a charge of $.04 per diluted share for severance and other payments associated with the new union contracts at Newsday, a charge of $.02 per diluted share for the elimination of approximately 400 positions at publishing, a charge of $.01 per diluted share for the disposition of a press at the Los Angeles Times San Fernando Valley printing facility, a gain of $.02 per diluted share related to real property sales in publishing, a gain of $.02 per diluted share related to the sale of the corporate airplane, and a gain of $.01 per diluted share related to the Company’s share of a one-time favorable income tax adjustment recorded at CareerBuilder. Diluted EPS from continuing operations in 2005 was $1.63, compared to $1.67 in 2004 before the cumulative effect of a change in accounting principle. The 2005 results included a net non-operating loss of $.30 per diluted share, a charge of $.04 per diluted share for the shutdown of the San Fernando Valley printing facility, severance charges of $.09 per diluted share for the elimination of approximately 900 positions, primarily in publishing, and a pension curtailment gain of $.03 per diluted share as a result of the Company’s replacement of certain defined benefit plans with a defined contribution plan. The 2004 results included a net non-operating loss of $.28 per diluted share, a charge of $.17 per diluted share related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York, a charge of $.07 per diluted share for the elimination of approximately 600 positions in the publishing group and a one-time charge of $.05 per diluted share for the cumulative effect of a change in accounting principle related to early adoption of FASB’s Emerging Issues Task Force Topic No. D-108, which covers the use of a direct valuation method for intangible assets such as FCC licenses.

The Company incurred a loss from discontinued operations of $.24 per diluted share in 2006. In 2005 and 2004, income from discontinued operations was $.04 per diluted share and $.06 per diluted share, respectively.

Operating Revenues and Profit—Consolidated operating revenues, depreciation and amortization expense, and operating profit by business segment were as follows:

				Change
(in millions)	2006	2005	2004	06-05	05-04
Operating revenues
Publishing	$4,093	$4,097	$4,130	—	- 1%
Broadcasting and entertainment	1,425	1,414	1,501	+ 1%	- 6%
Total operating revenues	$5,518	$5,511	$5,631	—	- 2%
Depreciation and amortization expense
Publishing(1)	$174	$191	$179	- 9%	+ 7%
Broadcasting and entertainment	51	48	49	+ 6%	- 2%
Corporate expenses	2	2	2	- 15%	—
Total depreciation and amortization expense	$227	$241	$230	- 6%	+ 5%
Operating profit (loss)(2)
Publishing	$749	$760	$726	- 1%	+ 5%
Broadcasting and entertainment	392	417	513	- 6%	- 19%
Corporate expenses	(56)	(49)	(52)	- 13%	+ 5%
Total operating profit	$1,085	$1,127	$1,187	- 4%	- 5%

(1)       Depreciation and amortization expense for 2005 included $16 million of accelerated depreciation related to the shutdown of the San Fernando Valley printing facility.

(2)       Operating profit (loss) for each segment excludes interest and dividend income, interest expense, equity income and loss, non-operating items and income taxes.

Consolidated operating revenues were essentially flat at $5.5 billion in 2006 as a decrease in publishing revenues was offset by an increase in broadcasting and entertainment revenues. Consolidated operating revenues decreased 2%, or $120 million, in 2005 due to declines in publishing and broadcasting and entertainment revenues.

Consolidated operating profit decreased 4%, or $42 million, in 2006. Publishing operating profit decreased 1%, or $11 million, in 2006. Publishing operating profit in 2006 included $15 million of stock-based compensation expense, a $20 million charge for severance and other payments associated with the new union contracts at Newsday, a $9 million severance charge for the elimination of approximately 400 positions, a $4 million charge for the disposition of a press at the San Fernando Valley printing facility, and a $7 million gain related to real property sales. Publishing operating profit in 2005 included a $22 million charge for the shutdown of the San Fernando Valley printing facility, a $43 million severance charge for the elimination of over 800 positions and a pension curtailment gain of $13 million. Broadcasting and entertainment operating profit decreased 6%, or $25 million, primarily due to higher programming and compensation expenses, partially offset by higher revenues.

Consolidated operating profit decreased 5%, or $60 million, in 2005. Publishing operating profit rose 5%, or $34 million, in 2005. Publishing operating profit in 2005 included a $22 million charge for the shutdown of the Los Angeles Times San Fernando Valley printing facility, a $43 million charge for the elimination of over 800 positions and a pension curtailment gain of $13 million. In 2004, publishing operating profit included a $90 million charge related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York and a $41 million charge for the elimination of approximately 600 positions. Broadcasting and entertainment operating profit decreased 19%, or $96 million, in 2005 primarily due to decreased television revenues and increased compensation and programming expenses, partially offset by a rise in Chicago Cubs revenues.

Operating Expenses—Consolidated operating expenses were as follows:

				Change
(in millions)	2006	2005	2004	06-05	05-04
Cost of sales (exclusive of items shown below)	$2,737	$2,696	$2,669	+ 2%	+ 1%
Selling, general and administrative	1,469	1,447	1,545	+ 2%	- 6%
Depreciation and amortization	227	241	230	- 6%	+ 5%
Total operating expenses	$4,433	$4,384	$4,444	+ 1%	- 1%

Cost of sales increased 2%, or $41 million, in 2006 primarily due to increases in programming, newsprint and ink, and circulation distribution expenses, partially offset by a decrease in compensation expense. Programming expenses increased 7%, or $22 million, primarily due to higher broadcast rights amortization. Newsprint and ink expense was up 3%, or $17 million. The Company’s newspapers have transitioned to lighter weight newsprint that on a per ton basis, costs more, but yields more pages. On a same-weight basis, average newsprint cost per metric ton increased 10% and consumption declined 6% in 2006. Circulation distribution expense increased 5%, or $23 million, primarily due to higher mailed preprint advertising postage expenses resulting from higher postage rates and increased volume. Compensation expense decreased 2%, or $21 million, mainly due to the impact of position eliminations in 2006 and 2005.

Cost of sales increased 1%, or $27 million, in 2005 primarily due to higher newsprint and ink and outside services expense, partially offset by a decline in circulation distribution expense. Compensation expense was flat compared with 2004. Newsprint and ink expense was up 3%, or $14 million, in 2005, due to a 16% increase in newsprint costs per ton, partially offset by an 11% drop in consumption. Outside services expense increased 11%, or $18 million, in 2005 due largely to higher legal fees and outside printing costs. Programming expenses were flat compared to 2004. Circulation distribution expense declined 1%, or

$5 million, primarily due to lower payments to outside contractors as a result of circulation volume declines.

Selling, general and administrative expenses (“SG&A”) expenses were up 2%, or $22 million, in 2006. Compensation expense increased 5%, or $34 million, in 2006. Compensation expense in 2006 included $32 million of stock-based compensation, a $20 million charge for severance and other payments associated with the new union contracts at Newsday and a $9 million severance charge for the elimination of approximately 400 positions at publishing. Compensation expense in 2005 included a $45 million severance charge for the elimination of approximately 900 positions and a pension curtailment gain of $18 million. Promotion expense decreased 4%, or $4 million, due to the Company’s efforts to reduce costs in 2006. SG&A expense in 2006 also included a $7 million gain on real property sales in Publishing and a $7 million gain related to the sale of the corporate airplane.

SG&A expenses were down 6%, or $98 million, in 2005. Compensation expense decreased 1%, or $5 million, in 2005. Compensation expense in 2005 included a $45 million severance charge for the elimination of approximately 900 positions and a pension curtailment gain of $18 million, while 2004 compensation expense included a $41 million severance charge for the elimination of about 600 positions in publishing. Circulation expense decreased 6%, or $7 million, in 2005. Other SG&A expenses declined $81 million in 2005. Other SG&A expenses in 2004 included a charge of $90 million related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York.

The decrease in depreciation and amortization of intangible assets in 2006 and the increase in 2005 is primarily due to $16 million of accelerated depreciation in 2005 related to the shutdown of the Los Angeles Times San Fernando Valley printing facility.

Publishing

For 2006, the additional week increased publishing advertising revenues, circulation revenues, other operating revenues, and operating profit by approximately 2%, and increased operating expenses by approximately 1.5%.

Operating Revenues and Profit—In 2006, publishing contributed 74% of the Company’s revenues and 69% of its operating profits. Daily newspaper revenue is derived principally from advertising and circulation sales, which accounted for 80% and 14%, respectively, of the publishing segments total revenues in 2006. Advertising revenue is comprised of three basic categories: retail, national and classified. Newspaper advertising volume is categorized as full run inches, part run inches or preprint pieces. Circulation revenue results from the sale of newspapers. Other publications/services revenue accounted for 6% of the segment’s total revenues in 2006 and includes syndication of editorial products, advertising placement services, direct mail operations, cable television news programming, distribution of entertainment listings and other publishing-related activities.

Explanations of certain advertising types used in this discussion are as follows:

Retail:	Display or preprint advertising from local retailers, such as department stores
National:	Display or preprint advertising by national advertisers that promote products or brand names on a nation-wide basis
Classified:	Local advertising listed together and organized by type (including help wanted, real estate and automotive) and display advertisements in these same categories
Full run inches:	Advertising appearing in all editions of a newspaper

Part run inches:	Advertising appearing in only select editions or zones of a newspaper’s market
Preprint pieces:	Advertising supplements prepared by advertisers and inserted into a newspaper

The table below presents publishing operating revenues, operating expenses and operating profit:

				Change
(in millions)	2006	2005	2004	06-05	05-04
Operating revenues	$4,093	$4,097	$4,130	—	- 1%
Operating expenses	3,344	3,337	3,404	—	- 2%
Operating profit	$749	$760	$726	- 1%	+ 5%

Publishing operating revenues in 2006 were essentially flat at $4.1 billion as an increase in advertising revenue was offset by a decrease in circulation revenue. The largest increases in advertising revenue were at Orlando and South Florida while the biggest declines in circulation revenues were at Chicago, Los Angeles and Baltimore. Publishing operating revenues in 2005 decreased 1% to $4.1 billion, down $33 million from 2004, due mainly to lower circulation revenue in Los Angeles, Chicago and New York.

Operating profit decreased 1%, or $11 million, in 2006. For 2006, publishing operating profit included $15 million of stock-based compensation expense, a $20 million charge for severance and other payments associated with the new union contracts at Newsday, a $9 million severance charge for the elimination of approximately 400 positions, a $4 million charge for the disposition of a press at the Los Angeles Times San Fernando Valley printing facility, and a $7 million gain related to real property sales. Operating profit increased 5%, or $34 million, in 2005 primarily due to lower one-time charges. For 2005, publishing operating profit included a $22 million charge for the shutdown of the San Fernando Valley printing facility, $43 million of severance charges for the elimination of over 800 positions and a $13 million pension curtailment gain as a result of changes to the retirement programs at the Company. For 2004, publishing operating profit included a $90 million charge related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York, for the periods of September 2001 through March 2004. Operating profit for 2004 also included a $41 million severance charge for the elimination of about 600 positions.

Operating Revenues—Total operating revenues were essentially flat in 2006 and decreased 1% in 2005 compared to 2004. Total publishing operating revenues, by classification, were as follows:

				Change
(in millions)	2006	2005	2004	06-05	05-04
Advertising
Retail	$1,344	$1,324	$1,331	+ 2%	- 1%
National	737	774	803	- 5%	- 4%
Classified	1,179	1,146	1,095	+ 3%	+ 5%
Total advertising	3,260	3,244	3,229	—	—%
Circulation	575	596	644	- 4%	- 7%
Other	258	257	257	—	—
Total operating revenues	$4,093	$4,097	$4,130	—	- 1%

Advertising Revenue and Volume—Total advertising revenues were essentially flat in 2006 compared to 2005. Retail advertising revenues were up 2%, or $20 million, primarily due to increases in the hardware/home improvement stores, amusements and personal services categories, partially offset by a decrease in the department store category. Preprint revenues, which are primarily included in retail advertising, rose 1%, or $8 million, due to increases at Chicago, Los Angeles, Orlando, Baltimore and Hartford, partially offset by a decrease at Newsday. National advertising revenues decreased 5%, or $37 million, primarily due to decreases in the auto, movies and resorts categories, partially offset by increases in the media and health care categories. Classified advertising revenues increased 3%, or $33 million, in 2006, with an increase in real estate of 23%, partially offset by decreases in automotive and help wanted of 10% and 2%, respectively. Interactive revenues, which are included in the above categories, increased 29%, or $51 million, in 2006.

Total advertising revenues were essentially flat in 2005 compared to 2004. Retail advertising revenues were down 1%, or $7 million, for the year as decreases in the department stores, food & drug stores, electronics and furniture/home furnishings categories were partially offset by increases in the hardware/home improvement and other retail categories. Preprint revenues, which are primarily included in retail advertising, rose 2%, or $15 million, due to increases at Los Angeles and Chicago, partially offset by a decrease at Newsday. National advertising revenue decreased 4%, or $29 million, in 2005 as decreases in the wireless, transportation, technology and movies categories were offset by an increase in the financial category. Classified advertising revenues increased 5%, or $51 million, in 2005 due to increases in real estate and help wanted of 15% and 13%, respectively, partially offset by an 8% decrease in auto. Interactive revenues, which are included in the above categories, increased 43%, or $53 million, in 2005.

Advertising volume data for 2006, 2005 and 2004 was as follows:

				Change
Inches (in thousands)	2006	2005	2004	06-05	05-04
Full run inches
Retail	6,119	5,980	6,200	+ 2%	- 4%
National	3,457	3,774	3,998	- 8%	- 6%
Classified	10,154	10,023	10,265	+ 1%	- 2%
Total full run inches	19,730	19,777	20,463	—	- 3%
Part run inches	21,217	20,112	20,575	+ 5%	- 2%
Total inches	40,947	39,889	41,038	+ 3%	- 3%
Preprint pieces (in millions)	14,929	14,929	14,680	—	+ 2%

Full run advertising inches were flat in 2006 as a decrease in national advertising inches was offset by increases in retail and classified advertising inches. Full run retail advertising inches were up 2% in 2006 mainly due to increases at Hoy and Newsday, partially offset by a decrease at South Florida. Full run national advertising inches were down 8% in 2006 primarily due to decreases at Chicago, Los Angeles, South Florida and Allentown. Full run classified advertising inches rose 1% in 2006 mainly due to increases at Orlando and Los Angeles, partially offset by decreases at Chicago, Newport News and Newsday. Part run advertising inches were up 5% in 2006 due to increases at Chicago and Los Angeles, partially offset by decreases at Newsday and Orlando. Preprint advertising pieces were flat in 2006 as increases at Los Angeles, Orlando and Hartford were offset by a decrease at Newsday.

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

Circulation Revenues—Circulation revenues were down 4% in 2006 and 7% in 2005, primarily due to selective home delivery discounting and volume declines. The largest revenue declines in 2006 were at Chicago, Los Angeles and Baltimore. The largest revenue declines in 2005 were at Los Angeles, Chicago and Newsday.

Other Revenues—Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues were flat in both 2006 and 2005 compared to 2004.

Operating Expenses—Operating expenses for 2006, 2005 and 2004 were as follows:

				Change
(in millions)	2006	2005	2004	06-05	05-04
Compensation	$1,387	$1,396	$1,410	-1%	-1%
Newsprint and ink	508	491	477	+3%	+3%
Circulation distribution	485	462	474	+5%	-2%
Outside services	322	310	289	+4%	+7%
Promotion	105	109	110	-4%	-1%
Depreciation and amortization	174	191	179	-9%	+7%
Newsday and Hoy, New York charge	—	—	90	—	*
Other	363	378	375	-4%	+1%
Total operating expenses	$3,344	$3,337	$3,404	—	-2%

*               Not meaningful

Publishing operating expenses were flat in 2006. Compensation expense decreased 1%, or $9 million, in 2006 primarily due to a 5% (1,000 full-time equivalent positions) reduction in staffing. Compensation expense in 2006 included a $20 million charge related to the new union contracts at Newsday, $15 million of stock-based compensation expense and a $9 million charge for the elimination of 400 positions. Compensation expense in 2005 included $43 million of severance charges for the elimination of over 800 positions and a $13 million pension curtailment gain. Newsprint and ink expense was up 3%, or $17 million, for 2006. The Company’s newspapers have transitioned to lighter weight newsprint that on a per ton basis costs more, but yields more pages. On a same-weight basis, average newsprint cost per metric ton increased 10% and consumption declined 6% in 2006. Circulation distribution expense increased 5%, or $23 million, primarily due to higher mailed preprint advertising postage expenses resulting from higher postage rates and increased volume. Outside services expense was up 4%, or $12 million, in 2006 due largely to higher outside printing costs. Promotion expense decreased 4%, or $4 million, due to the Company’s efforts to reduce costs in 2006. Depreciation and amortization expense decreased 9%, or $17 million, primarily due to $16 million of accelerated depreciation in 2005 related to the shutdown of the Los Angeles Times’ San Fernando Valley printing facility. Other expenses for 2006 included a $4 million charge for the disposition of a press at the San Fernando Valley printing facility and a $7 million gain on real property sales.

Publishing operating expenses decreased 2%, or $67 million, in 2005 primarily due to the absence of the Newsday and Hoy, New York charge and a decrease in compensation and circulation distribution expenses, partially offset by increases in newsprint and ink, depreciation and amortization expense. Compensation expense decreased 1%, or $14 million, in 2005, primarily due to the $13 million pension curtailment gain. The Company recorded $43 million of severance charges for the elimination of over 800 positions in 2005 and $41 million of severance charges for the elimination of about 600 positions in 2004. Newsprint and ink expense was up 3%, or $14 million, in 2005, as newsprint cost per ton increased 16%, while consumption decreased 11%. The Company’s newspapers were transitioning to lighter weight newsprint in 2005. The increase in newsprint cost per ton reflects increased market prices and the higher cost of lighter weight paper. Circulation distribution expense declined 2%, or $12 million, due to lower payments to outside contractors primarily as a result of circulation volume declines. Outside services expense rose 7%, or $21 million, in 2005 due largely to higher legal fees and outside printing costs. Depreciation and amortization expense increased 7%, or $12 million, primarily due to $16 million of accelerated depreciation as a result of the shutdown of the San Fernando Valley printing facility. Publishing operating expenses in 2004 included a charge of $90 million related to the anticipated settlement with advertisers regarding misstated circulation at Newsday and Hoy, New York.

Broadcasting and Entertainment

For 2006, the additional week increased operating revenues, operating expenses and operating profit by approximately 1%.

Operating Revenues and Profit—In 2006, broadcasting and entertainment contributed 26% of the Company’s revenues and 36% of its operating profits. The following table presents broadcasting and entertainment operating revenues, operating expenses and operating profit for television and radio/entertainment. The Company’s broadcasting operations at the end of 2006 included 23 television stations. Radio/entertainment includes WGN-AM, Chicago, Tribune Entertainment and the Chicago Cubs.

				Change
(in millions)	2006	2005	2004	06-05	05-04
Operating revenues
Television	$1,178	$1,165	$1,259	+1%	-7%
Radio/entertainment	247	249	243	-1%	+2%
Total operating revenues	$1,425	$1,414	$1,501	+1%	-6%
Operating expenses
Television	$820	$782	$764	+5%	+2%
Radio/entertainment	213	215	225	-1%	-4%
Total operating expenses	$1,033	$998	$988	+4%	+1%
Operating profit
Television	$358	$383	$495	-7%	-22%
Radio/entertainment	34	33	18	+1%	+80%
Total operating profit	$392	$417	$513	-6%	-19%

Broadcasting and entertainment revenues increased 1%, or $11 million, in 2006 due to increased television revenues, partially offset by lower radio/entertainment revenues. Television revenues increased 1%, or $13 million, as declines in the retail, restaurant and fast food, health care and pharmacy and automotive categories were offset by increases in the political, telecom, education and movie categories. Radio/entertainment revenues decreased 1%, or $2 million, due to lower revenues at Tribune Entertainment, partially offset by increased revenues at the Chicago Cubs. Tribune Entertainment revenues declined due to lower syndication revenues and Chicago Cubs revenues increased as a result of higher game receipts, marketing revenues and broadcasting revenues.

Broadcasting and entertainment revenues decreased 6%, or $87 million, in 2005 due mainly to lower television revenues, partially offset by an increase in radio/entertainment revenues. Television revenues decreased 7%, or $94 million, in 2005 due to lower advertising revenues. Television advertising revenues reflected weakness in the telecom, automotive, and food categories, partially offset by increases in the financial and education categories. In addition, station revenues in New York, Los Angeles and Chicago were impacted by lower audience ratings due in part to the use of Nielsen’s Local People Meters (“LPMs”) in these markets. Compared to Nielsen’s previous measurement methodology, LPMs have tended to reduce the overall share of broadcast television in relation to cable television and, within the broadcast television universe, disadvantage stations like Tribune’s that target younger audiences. Radio/entertainment revenues increased 2%, or $6 million, in 2005 due to an increase at the Chicago Cubs, partially offset by lower revenues at Tribune Entertainment. Chicago Cubs revenues increased primarily as a result of growth in marketing and broadcasting revenues, while Tribune Entertainment revenues declined due to lower syndication revenues.

Operating profit for broadcasting and entertainment was down 6%, or $25 million, in 2006. Television operating profit declined 7%, or $25 million, in 2006 due to higher programming expenses and stock-based compensation, partially offset by higher operating revenues. Radio/entertainment operating profit increased 1%, or $1 million, due to higher revenues at the Chicago Cubs, partially offset by reduced revenues at Tribune Entertainment.

Operating profit for broadcasting and entertainment was down 19%, or $96 million, in 2005. Television operating profit declined 22%, or $112 million, in 2005 due to lower operating revenues and increased compensation and programming expenses. Radio/entertainment operating profit increased 80%, or $15 million, in 2005 due to higher revenues at the Chicago Cubs and lower operating expenses primarily due to fewer programs in production at Tribune Entertainment.

Operating Expenses—Operating expenses for 2006, 2005 and 2004 were as follows:

				Change
(in millions)	2006	2005	2004	06-05	05-04
Compensation	$417	$412	$402	+1%	+2%
Programming	352	330	330	+7%	—
Depreciation and amortization	51	48	49	+6%	-2%
Other	213	208	207	+3%	—
Total operating expenses	$1,033	$998	$988	+4%	+1%

Broadcasting and entertainment operating expenses increased 4%, or $35 million, in 2006 primarily due to an increase in compensation, programming and other expenses. Compensation expense increased 1%, or $5 million, due to $5 million of stock-based compensation in 2006. Programming expenses were up 7%, or $22 million, in 2006 due to higher broadcast rights amortization. Other expenses increased 3%, or $5 million, in 2006.

Broadcasting and entertainment operating expenses increased 1%, or $10 million, in 2005 primarily due to an increase in compensation expense. Compensation expense increased 2%, or $10 million, in 2005 due to higher player compensation at the Chicago Cubs and increases in television. Depreciation and amortization was down 2%, or $1 million, in 2005.

Equity Results

				Change
(in millions)	2006	2005	2004	06-05	05-04
Net income on equity investments	$81	$41	$18	+96%	+130%

Equity income totaled $81 million in 2006, an increase of $40 million from 2005. The increase primarily reflects improvements at TV Food Network, CareerBuilder and Classified Ventures and the absence of losses from The WB Network. In addition, equity income for 2006 includes the Company’s $6 million share of a one-time favorable income tax adjustment at CareerBuilder.

Equity income totaled $41 million in 2005, an increase of $23 million from 2004. The increase primarily reflects improvements at TV Food Network and Comcast SportsNet Chicago. In addition, the Company stopped recording losses for The WB Network in the fourth quarter of 2005 as the Company’s recorded investment had been reduced to zero with no future funding requirements.

Interest and Dividend Income and Interest Expense

				Change
(in millions)	2006	2005	2004	06-05	05-04
Interest and dividend income	$14	$7	$3	+88%	+147%
Interest expense	$(274)	$(155)	$(153)	+76%	+1%

Interest and dividend income increased to $14 million in 2006, from $7 million in 2005, due to higher average cash balances, higher interest rates and an increase in Time Warner dividend income. Interest and dividend income increased to $7 million in 2005, from $3 million in 2004, due to higher cash balances and $1.9 million of Time Warner dividend income. Time Warner began paying quarterly dividends in September 2005. The Company currently holds 16.3 million shares of Time Warner stock.

Interest expense increased 76%, or $119 million, in 2006 primarily due to higher debt levels from financing the share repurchases in the third quarter of 2006 (see Note 9 to the Company’s consolidated financial statements in Item 8) and higher interest rates. Interest expense increased 1% in 2005 primarily due to new long-term notes issued in August 2005 and the issuance of commercial paper in September 2005 to pay the federal portion of the Matthew Bender and Mosby tax liabilities (see Note 13 to the Company’s consolidated financial statements in Item 8). Excluding the PHONES, the average debt level was $3.6 billion in 2006, $2.1 billion in 2005 and $2.1 billion in 2004. Including the PHONES, average debt levels were $4.2 billion in 2006, $2.6 billion in 2005 and $2.6 billion in 2004. Excluding the PHONES, outstanding debt was $4.4 billion at year-end 2006, $2.8 billion at year-end 2005 and $2.0 billion at year-end 2004. Including the PHONES, outstanding debt was $5.0 billion at year-end 2006, $3.3 billion at year-end 2005 and $2.6 billion at year-end 2004.

Other

Corporate expenses for 2006, 2005 and 2004 were as follows:

				Change
(in millions)	2006	2005	2004	06-05	05-04
Corporate expenses	$(56)	$(49)	$(52)	+13%	-5%

Corporate expenses increased 13%, or $7 million, in 2006 primarily due to $11 million of stock-based compensation expense, partially offset by a $7 million gain related to the sale of the corporate airplane in 2006. Corporate expenses decreased 5%, or $3 million, in 2005 compared to 2004 primarily due to a pension curtailment gain of $4 million as a result of changes to the retirement programs at the Company.

The effective tax rate on income from continuing operations in 2006 was 34.5%, compared with a rate of 52.1% in 2005 and 39.1% in 2004. The effective tax rates for 2006 and 2005 were affected by income tax settlements and adjustments, as well as other non-operating items (see Note 2 to the consolidated financial statements in Item 8). In 2006, the Company recorded a favorable $34 million income tax expense adjustment, most of which related to the Company’s PHONES as a result of reaching an agreement with the Internal Revenue Service appeals office pertaining to the deduction of interest on the PHONES. In the third quarter of 2005, the Company recorded additional income tax expense of $150 million related to the Matthew Bender and Mosby tax liabilities (see Note 13 to the Company’s consolidated financial statements in Item 8). In the first quarter of 2005, the Company reduced its income tax expense and liabilities by $12 million as a result of favorably resolving certain other federal income tax issues. In the aggregate, non-operating items lowered the effective tax rate for 2006 by 4.7 percentage points and increased the effective tax rate in 2005 by 12.7 percentage points.

DISCONTINUED OPERATIONS

On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta to Gannett Co., Inc. for $180 million. The sale closed on Aug. 7, 2006. On June 19, 2006, the Company announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. The sale closed on Dec. 6, 2006. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston, to Sunbeam Television Corp. for $113.7 million. The sale closed on Dec. 19, 2006.

These businesses were considered components of the Company’s broadcasting and entertainment segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses have been eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations. Accordingly, the results of operations of each of these businesses have been reported as discontinued operations in the consolidated statements of income. Prior year consolidated statements of income have been reclassified to conform to the current year presentation of discontinued operations.

In conjunction with the sales of WATL-TV, Atlanta and WCWN-TV, Albany, the Company recorded in the second quarter of 2006 a pretax loss totaling $90 million, including $80 million of allocated television group goodwill, to write down the net assets of the stations to estimated fair value, less costs to sell. The Company subsequently reduced the pretax loss on sales of the Atlanta and Albany stations during the third quarter of 2006 by $1 million. In addition, the Company recorded in the fourth quarter of 2006 a pretax gain of $41 million, including $45 million of allocated television group goodwill, for the sale of the Boston station. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets”, the Company aggregates all of its television stations into one reporting unit for goodwill accounting purposes. FAS No. 142 requires the Company to allocate a portion of its total television group goodwill to stations that are to be sold on a relative fair value basis. The net pretax loss on sales of the three stations sold during 2006 was $48 million, including $125 million of allocated television group goodwill.

Selected financial information related to discontinued operations is summarized as follows (in millions, except per share data):

	2006	2005	2004
Operating revenues	$65	$84	$95
Operating profit(1)	$2	$20	$31
Loss on sales of discontinued operations	(48)	—	—
Income (loss) from discontinued operations before income taxes	(46)	20	31
Income taxes(2)	(21)	(8)	(12)
Income (loss) from discontinued operations, net of tax	$(67)	$12	$19
Income (loss) from discontinued operations per share:
Basic	$(.25)	$.04	$.06
Diluted	$(.24)	$.04	$.06

(1)       Operating profit for 2006 included $6 million of severance and related charges incurred as a result of the sales of the three television stations.

(2)       Income taxes for 2006 included a tax benefit of $12 million related to the $89 million pretax loss on sales of the Atlanta and Albany stations. The $12 million tax benefit was only 13% of the pretax loss because most of the $80 million goodwill allocation, which is included in the loss, is not deductible for income tax purposes. Income taxes for 2006 also included a tax expense of $32 million related to the $41 million pretax gain on sale of the Boston station. The $32 million tax expense was 77% of the pretax gain because most of the $45 million goodwill allocation included in the Boston gain is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by operations was $788 million in 2006, up from $659 million in 2005, due in part to lower income tax payments. The Company expects to fund dividends, capital expenditures and other operating requirements with net cash provided by operations. Funding required for share repurchases and acquisitions is financed by available cash flow from operations, borrowings under the new credit agreements described below, and, if necessary, by the issuance of debt and proceeds from the issuance of stock related to stock option exercises.

Net cash provided by investments totaled $26 million in 2006 compared with net cash used by investments of $725 million in 2005. The Company’s capital expenditures totaled $222 million in 2006. The Company spent $174 million in cash for investments and $48 million for acquisitions and received $471 million from the sales of subsidiaries, investments and real estate in 2006. Included in the $471 million received from the sales was $325 million for the sale of the Atlanta, Albany and Boston television stations (see Note 3 to the Company’s consolidated financial statements in Item 8).

Net cash used for financing activities was $791 million in 2006. The Company borrowed $1.6 billion under its bridge credit facility and $1.5 billion under its five-year credit agreement in 2006. The Company repaid $827 million of commercial paper, net of issuances, $290 million on the bridge credit facility and $319 million of long-term debt in 2006. The Company repurchased 70.7 million shares of its common stock for $2.3 billion in 2006. Under the Company’s 2000 and 2005 general stock repurchase authorizations, the Company may buy back an additional $862 million of common stock. Dividends paid on common and preferred shares totaled $201 million in 2006. Quarterly dividends per share on common stock were $.18 in 2006, flat compared to 2005.

The Company completed its tender offer and acquired 45 million shares of its common stock on July 5, 2006 at a price of $32.50 per share before transaction costs. The Company also acquired 10 million shares of its common stock from the Robert R. McCormick Tribune Foundation and the Cantigny Foundation on July 12, 2006 at a price of $32.50 per share before transaction costs. In connection with the tender offer, the board of directors also authorized the repurchase of an additional 12 million shares of the Company’s common stock commencing on the eleventh business day following the completion of the tender offer. In the third quarter of 2006, the Company repurchased an additional 11.1 million shares under that authorization at a weighted average cost of $29.94 per share.

On June 19, 2006, the Company entered into a five-year credit agreement and a 364-day bridge credit agreement, both of which were amended and restated on June 27, 2006. The five-year credit agreement provides for a $1.5 billion unsecured term facility, of which $250 million was used to refinance the medium-term notes that matured on Nov. 1, 2006, and a $750 million unsecured revolving facility. The 364-day bridge credit agreement provided for a $2.15 billion unsecured bridge facility. As of Dec. 31, 2006, the Company had outstanding borrowings of $1.5 billion and $1.3 billion under the term facility and the bridge facility, respectively, and the Company had no borrowings under the revolving facility. The Company intends to refinance borrowings under the bridge facility prior to maturity. Refinancing these borrowings on similar financial terms will be contingent upon a number of factors, including the outcome of the Company’s exploration of strategic alternatives, financial market conditions and the Company’s credit ratings.

The Company’s commercial paper is currently rated “B,” “NP,” and “R-2m” by Standard and Poor’s (“S&P”), Moody’s Investors Services (“Moody’s”), and Dominion Bond Rating Service (“Dominion”), respectively. The Company’s senior unsecured long-term debt is rated “BB+” by S&P, “Ba1” by Moody’s, “BB+” by Fitch Ratings (“Fitch”) and “BBB” by Dominion. Moody’s has a “negative” outlook on the Company, and S&P and Fitch have the Company on “negative” credit watch. Dominion has the Company under review with negative implications.

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

Contractual Obligations—The table below presents long-term debt maturities, required payments under contractual agreements for broadcast rights recorded in the consolidated balance sheet, future minimum lease payments to be made under non-cancelable operating leases, and other purchase obligations as of Dec. 31, 2006 (in thousands).

Fiscal Year	Long-term Debt	Broadcast Rights Contracts Payable	Future Minimum Lease Payments	Other Purchase Obligations(1)	Total(2)
2007	$1,429,007	$317,945	$62,149	$192,910	$2,002,011
2008	287,023	163,374	55,835	213,497	719,729
2009	15,851	123,766	47,350	174,671	361,638
2010	451,246	73,052	34,370	153,519	712,187
2011	1,832,963	40,984	23,844	107,097	2,004,888
Thereafter	989,128	24,751	45,878	313,131	1,372,888
Total	$5,005,218	$743,872	$269,426	$1,154,825	$7,173,341

(1)       Other purchase obligations include $682 million for commitments for broadcast rights that are not currently available for broadcast (see Note 12 to the Company’s consolidated financial statements in Item 8), and $473 million for talent contracts.

(2)       In addition to the amounts listed in the table above, the Company had commitments totaling $63 million at Dec. 31, 2006 related to the purchase of inventory and property, plant and equipment. In addition, under its current agreement with Abitibi Consolidated Inc., the Company has a commitment to purchase 369,000 metric tons of newsprint each year over the next three years, subject to certain limitations, at prevailing market prices at the time of purchase (see Note 12 to the Company’s consolidated financial statements in Item 8).

Capital Spending—The Company spent $222 million for capital expenditures during 2006 and $206 million in 2005 (see Note 18 to the Company’s consolidated financial statements in Item 8 for capital spending by business segment). The Company classifies capital expenditures that are expected to provide a rate of return on investment above an internally set minimum rate as growth expenditures. The Company spent $133 million in 2006 and $87 million in 2005 on growth expenditures, primarily in publishing.

Major capital projects that were in process during 2006 included the expansion of preprint inserting operations and color press capacities and the implementation of new standard advertising, editorial and circulation systems.

Capital spending for the expansion of preprint inserting capacity in Chicago and Orlando totaled $20 million in 2006. The new inserters in Orlando began production in 2006. As of Dec. 31, 2006, the installation of additional equipment and systems at Chicago was in progress. The Chicago expansion is scheduled to be completed by mid-2007 with additional capital spending of approximately $22 million in 2007. During 2005 and 2004, the Company spent $6 million and $7 million, respectively, for preprint inserting capacity expansions at Los Angeles, South Florida and Orlando. The Los Angeles and South Florida expansions were operational in 2004.

The Company’s Los Angeles, Chicago and South Florida newspapers are increasing their color press capacities. The Los Angeles and South Florida expansions were operational in 2005 and 2006, respectively, while the Chicago expansion is scheduled to be completed in mid-2007. Capital spending for the color expansion at these three newspapers totaled $17 million, $45 million and $78 million in 2006, 2005 and 2004, respectively. Additional capital spending of $4 million is expected for the color expansions in 2007.

The Company is in the process of implementing a new standard advertising system in all ten of its newspaper markets at a total estimated capital cost of approximately $80 million. The project began in 2004 and is expected to be completed in late 2008. Capital spending for this project totaled $22 million, $12 million, and $4 million in 2006, 2005 and 2004, respectively. Capital spending for this project is expected to be approximately $30 million in 2007.

The Company started new projects in 2006 to replace the editorial and circulation systems in all ten of its newspaper markets. The total estimated capital costs for the new editorial and circulation systems are approximately $35 million and $20 million, respectively. The targeted completion dates are late 2008 for the editorial systems and late 2007 for the circulation systems. The editorial system spending was $11 million in 2006, while the circulation system spending was $13 million. Capital spending for these two projects is expected to total approximately $20 million in 2007.

The Company expects total capital expenditures to be somewhat lower in 2007 compared to 2006. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. It is expected that 2007 capital expenditures will be funded from cash flow generated from operations.

Effects of Inflation—The Consumer Price Index, a widely used measure of the impact of changing prices, has increased only moderately in recent years, up between 2% and 3% each year since 1991. This level of inflation has not impacted the Company’s operations significantly, nor have historically higher inflation levels that prevailed prior to 1991. The principal effect of inflation on the Company’s operating results is to increase costs. Subject to normal competitive conditions, the Company generally has demonstrated an ability to raise sales prices to offset these cost increases.

ITEM 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk—All of the Company’s borrowings are denominated in U.S. dollars. The Company manages interest rate risk by issuing a combination of both fixed and variable rate debt.

Information pertaining to the Company’s debt at Dec. 31, 2006 is shown in the table below (in thousands).

Maturities	Fixed Rate Debt	Weighted Avg. Interest Rate	Variable Rate Debt	Weighted Avg. Interest Rate	Total Debt
2007(1)(2)	$353,044	2.3%	$1,407,019	6.2%	$1,760,063
2008	287,023	5.8%	—	—	287,023
2009	15,851	7.7%	—	—	15,851
2010	451,246	4.9%	—	—	451,246
2011	1,907	—	1,500,000	6.2%	1,501,907
Thereafter(3)(4)	989,128	3.9%	—	—	989,128
Total at Dec. 31, 2006	$2,098,199		$2,907,019		$5,005,218
Fair Value at Dec. 31, 2006(5)	$1,997,371		$2,907,019		$4,904,390

(1)       Includes $331 million related to the Company’s 2% PHONES (fixed rate debt). This amount was classified as long-term and treated as maturing after 2011 for financial statement presentation purposes because of the Company’s ability and intent to refinance these securities, on a long-term basis, in the event that the 2% PHONES are put to the Company in 2007. See Note 9 to the Company’s consolidated financial statements in Item 8 for further discussion.

(2)       Includes $20 million of property financing obligation (fixed rate debt). See Note 7 to the consolidated financial statements in Item 8 for further discussion.

(3)       Includes $242 million related to the Company’s 2% PHONES, due 2029. The Company may redeem the PHONES at any time for the greater of the principal value of the PHONES ($156.47 per PHONES as Dec. 31, 2006) or the then market value of two shares of Time Warner common stock, subject to certain adjustments. Quarterly interest payments are made to the PHONES holders at an annual rate of 2% of the initial principal. The Company records both cash and non-cash interest expense on the discounted debt component of the PHONES. See Note 9 to the consolidated financial statements in Item 8 for further discussion.

(4)       Includes $25 million related to the interest rate swap agreement on the $100 million 7.5% debentures due in 2023 effectively converting the fixed 7.5% rate to a variable rate based on LIBOR.

(5)       Fair value was estimated based on quoted market prices for similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms. The carrying value of the Company’s derivative instruments approximates fair value. The fair value of the PHONES was determined by reference to the market value resulting from trading on a national securities exchange.

Variable Interest Rate Debt—On June 19, 2006, the Company entered into new credit agreements to finance the Company’s tender offer to repurchase shares of the Company’s common stock as well as to refinance certain indebtedness. In addition, one of the credit agreements includes an unsecured revolving credit facility that is available for working capital and general corporate purposes, including acquisitions. These credit agreements were subsequently amended and restated on June 27, 2006. In general, borrowings under these credit facilities bear interest at a variable rate based on LIBOR plus a spread ranging from 0.35% to 1.25% based on the Company’s credit ratings. As of Dec. 31, 2006, the Company had $2.8 billion of variable rate borrowings outstanding under these credit facilities. At this borrowing level, a hypothetical one percent increase in the underlying interest rates for the Company’s variable rate borrowings under these agreements would result in an additional $28.1 million of annual pretax interest expense.

Information pertaining to the Company’s debt at Dec. 25, 2005 is shown in the table below (in thousands).

Maturities	Fixed Rate Debt	Weighted Avg. Interest Rate	Variable Rate Debt	Weighted Avg. Interest Rate	Total Debt
2006(1)(2)	$578,928	4.6%	$923,532	4.4%	$1,502,460
2007	18,550	7.7%	—	—	18,550
2008	282,247	5.8%	—	—	282,247
2009	13,224	7.7%	—	—	13,224
2010	451,056	4.9%	—	—	451,056
Thereafter(3)(4)	994,185	3.9%	—	—	994,185
Total at Dec. 25, 2005	$2,338,190		$923,532		$3,261,722
Fair Value at Dec. 25, 2005(5)	$2,445,475		$923,532		$3,369,007

(1)       Includes $638 million related to the Company’s commercial paper (variable rate debt), $269 million related to the Company’s 2% PHONES (fixed rate debt) and $293 million related to the Company’s medium-term notes (fixed rate debt). These amounts were classified as long-term and treated as maturing in 2008 for financial statement presentation purposes because of the Company’s ability and intent to refinance these securities, on a long-term basis, as the commercial paper and medium-term notes matured in 2006 or, in the case of the 2% PHONES, if put to the Company in 2006. See Note 9 to the consolidated financial statements in Item 8 for further discussion.

(2)       Includes $15 million of property financing obligation (fixed rate debt). See Note 9 to the consolidated financial statements in Item 8 for further discussion.

(3)       Includes $241 million related to the Company’s 2% PHONES, due 2029. The Company may redeem the PHONES at any time for the greater of the principal value of the PHONES ($156.84 per PHONES at Dec. 25, 2005) or the then market value of two shares of Time Warner common stock, subject to certain adjustments. Quarterly interest payments are made to the PHONES holders at an annual rate of 2% of the initial principal. The Company records both cash and non-cash interest expense on the discounted debt component of the PHONES. See Note 9 to the Company’s consolidated financial statements in Item 8 for further discussion.

(4)       Includes $30 million related to the interest rate swap agreement on the $100 million 7.5% debentures due in 2023 effectively converting the fixed 7.5% rate to a variable rate based on LIBOR.

(5)       Fair value was estimated based on quoted market prices for similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms. The carrying value of the Company’s derivative instruments approximates fair value. The fair value of the PHONES was determined by reference to the market value resulting from trading on a national securities exchange.

Equity Price Risk

Available-For-Sale Securities—The Company has common stock investments in publicly traded companies that are subject to market price volatility. Except for 16 million shares of Time Warner common stock (see discussion below), these investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in the accumulated other comprehensive income (loss) component of shareholders’ equity.

2006—The following analysis presents the hypothetical change at Dec. 31, 2006 in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price. As of Dec. 31, 2006, the Company’s common stock investments in publicly traded companies consisted primarily of 274,080 shares of Time Warner common stock unrelated to PHONES (see discussion below in “Derivatives and Related Trading Securities”) and 3.4 million shares of AdStar, Inc.

	Valuation of Investments Assuming Indicated Decrease in Stock’s Price					Valuation of Investments Assuming Indicated Increase in Stock’s Price
(In thousands)	-30%	-20%	-10%	Dec. 31, 2006 Fair Value		+10%	+20%	+30%
Common stock investments in public companies	$9,728	$11,117	$12,507	$13,897	(1)	$15,286	$16,676	$18,066

(1)       Excludes 16 million shares of Time Warner common stock. See discussion below in “Derivatives and Related Trading Securities.”

During the last 12 quarters preceding Dec. 31, 2006, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in two of the quarters, by 20% or more in one of the quarters and by 30% or more in one of the quarters.

2005—The following analysis presents the hypothetical change at Dec. 25, 2005 in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price. As of Dec. 25, 2005, the Company’s common stock investments in publicly traded companies consisted primarily of 3.1 million shares of Time Warner common stock unrelated to PHONES (see discussion below in “Derivatives and Related Trading Securities”).

	Valuation of Investments Assuming Indicated Decrease in Stock’s Price					Valuation of Investments Assuming Indicated Increase in Stock’s Price
(In thousands)	-30%	-20%	-10%	Dec. 25, 2005 Fair Value		+10%	+20%	+30%
Common stock investments in public companies	$38,139	$43,588	$49,036	$54,485	(1)	$59,933	$65,382	$70,830

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

Derivatives and Related Trading Securities—The Company issued 8 million PHONES in April 1999 indexed to the value of its investment in 16 million shares of Time Warner common stock (see Note 9 to the consolidated financial statements in Item 8). Since the second quarter of 1999, this investment in Time Warner has been classified as a trading security, and changes in its fair value, net of the changes in the fair value of the related derivative component of the PHONES, have been recorded in the statement of income.

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or the principal value of the PHONES ($156.47 per PHONES at Dec. 31, 2006). At Dec. 31, 2006 and Dec. 25, 2005, the PHONES carrying value was approximately $573 million and $510 million, respectively. Since the issuance of the PHONES in April 1999, changes in the fair value of the derivative component of the PHONES have partially offset changes in the fair value of the related Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related Time Warner shares.

2006—The following analysis presents the hypothetical change at Dec. 31, 2006, in the fair value of the Company’s 16 million shares of Time Warner common stock related to the PHONES assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investment Assuming Indicated Decrease in Stock Price				Valuation of Investment Assuming Indicated Increase in Stock Price
(In thousands)	-30%	-20%	-10%	Dec. 31, 2006 Fair Value	+10%	+20%	+30%
Time Warner common stock	$243,936	$278,784	$313,632	$348,480	$383,328	$418,176	$453,024

During the last 12 quarters preceding Dec. 31, 2006, market price movements have caused the fair value of the Company’s 16 million shares of Time Warner common stock to change by 10% or more in two of the quarters, by 20% or more in one of the quarters and by 30% or more in none of the quarters.

2005—The following analysis presents the hypothetical change at Dec. 25, 2005 in the fair value of the Company’s 16 million shares of Time Warner common stock related to the PHONES assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investment Assuming Indicated Decrease in Stock Price				Valuation of Investment Assuming Indicated Increase in Stock Price
(In thousands)	-30%	-20%	-10%	Dec. 25, 2005 Fair Value	+10%	+20%	+30%
Time Warner common stock	$198,016	$226,304	$254,592	$282,880	$311,168	$339,456	$367,744

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tribune Company:

We have completed integrated audits of Tribune Company’s consolidated financial statements and of its internal control over financial reporting as of December 31, 2006, in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements and financial statement schedule

In our opinion, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tribune Company and its subsidiaries at December 31, 2006 and December 25, 2005, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2006 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it evaluates certain indefinite-lived intangible assets for impairment. Additionally, as discussed in Notes 14 and 16 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006 and the manner in which it accounts for share-based compensation in 2006.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in the accompanying Management’s Report on Internal Control Over Financial Reporting, that the Company maintained effective internal control over financial reporting as of December 31, 2006 based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects, based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2006, based on criteria established in Internal Control—Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois

February 21, 2007

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL STATEMENTS AND
MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management’s Responsibility for Financial Statements

Management is responsible for the preparation, integrity and fair presentation of the Company’s consolidated financial statements and related financial information included in this Annual Report on Form 10-K to shareholders. The consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and necessarily include certain amounts that are based on management’s best estimates and judgments.

The system of internal control over financial reporting is periodically assessed for its effectiveness and is augmented by written policies and procedures, the careful selection and training of qualified personnel and a program of internal audit.

The consolidated financial statements were audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, and their report is shown on pages 66 and 67. PricewaterhouseCoopers LLP was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the Board of Directors and committees of the Board. The Company believes that all representations made to the independent accountants during their audits were valid and appropriate.

The Audit Committee of the Board of Directors is responsible for reviewing and monitoring the Company’s financial reporting and accounting practices. The Audit Committee consists of four independent directors. The Committee meets with representatives of management, the independent registered public accounting firm and internal auditors to discuss financial reporting, accounting and internal control matters. PricewaterhouseCoopers LLP and the internal auditors have direct access to the Audit Committee.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting, designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. As of Dec. 31, 2006, the Company’s management conducted an evaluation of the effectiveness of the design and operation of the Company’s internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and concluded that the Company’s internal control over financial reporting was effective as of that date. Our management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of Dec. 31, 2006 has been audited by PricewaterhouseCoopers LLP, an independent registered public accounting firm, as stated in their report which appears herein.

Dennis J. FitzSimons	Donald C. Grenesko
Chairman, President and Chief Executive Officer	Senior Vice President/Finance and Administration

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
(In thousands of dollars, except per share data)

	Year Ended
	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004
Operating Revenues
Publishing
Advertising	$3,260,060	$3,244,100	$3,228,493
Circulation	575,043	596,163	643,947
Other	257,459	256,587	257,410
Total	4,092,562	4,096,850	4,129,850
Broadcasting and entertainment	1,425,146	1,414,433	1,501,581
Total operating revenues	5,517,708	5,511,283	5,631,431
Operating Expenses
Cost of sales (exclusive of items shown below)	2,736,411	2,695,818	2,668,969
Selling, general and administrative	1,469,274	1,447,233	1,545,067
Depreciation	207,200	222,153	211,561
Amortization of intangible assets	19,813	18,888	18,556
Total operating expenses	4,432,698	4,384,092	4,444,153
Operating Profit	1,085,010	1,127,191	1,187,278
Net income on equity investments	80,773	41,209	17,931
Interest and dividend income	14,145	7,539	3,053
Interest expense	(273,902)	(155,191)	(153,118)
Gain (loss) on change in fair values of derivatives and related investments	11,088	62,184	(18,497)
Loss on early debt retirement	—	—	(140,506)
Gain on TMCT transactions	59,596	—	—
Gain on sales of investments, net	36,732	6,780	20,347
Other non-operating gain (loss), net	(4,447)	897	(6,388)
Income From Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	1,008,995	1,090,609	910,100
Income taxes (Note 13)	(348,142)	(567,820)	(355,724)
Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	660,853	522,789	554,376
Income (Loss) from Discontinued Operations, net of tax (Note 3)	(66,858)	11,900	18,948
Income Before Cumulative Effect of Change in Accounting Principle	593,995	534,689	573,324
Cumulative effect of change in accounting principle, net of tax (Note 1)	—	—	(17,788)
Net Income	593,995	534,689	555,536
Preferred dividends	(6,309)	(8,364)	(8,308)
Net Income Attributable to Common Shares`	$587,686	$526,325	$547,228
Earnings Per Share (Note 1)
Basic:
Continuing operations before cumulative effect of change in accounting principle	$2.40	$1.64	$1.69
Discontinued operations	(.25)	.04	.06
Cumulative effect of change in accounting principle, net of tax	—	—	(.05)
Net income	$2.16	$1.68	$1.70
Diluted:
Continuing operations before cumulative effect of change in accounting principle	$2.39	$1.63	$1.67
Discontinued operations	(.24)	.04	.06
Cumulative effect of change in accounting principle, net of tax	—	—	(.05)
Net income	$2.14	$1.67	$1.67

See Notes to Consolidated Financial Statements.

(This page has been left blank intentionally.)

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)

	Dec. 31, 2006	Dec. 25, 2005
Assets
Current Assets
Cash and cash equivalents	$174,686	$151,110
Accounts receivable (net of allowances of $33,771 and $42,558)	765,871	798,441
Inventories	40,962	44,103
Broadcast rights	271,995	308,011
Deferred income taxes	74,450	114,274
Prepaid expenses and other	49,466	52,458
Total current assets	1,377,430	1,468,397
Properties
Machinery, equipment and furniture	2,306,400	2,314,085
Buildings and leasehold improvements	1,014,865	992,083
	3,321,265	3,306,168
Accumulated depreciation	(1,907,365)	(1,853,914)
	1,413,900	1,452,254
Land	127,797	127,167
Construction in progress	143,415	152,506
Net properties	1,685,112	1,731,927
Other Assets
Broadcast rights	295,186	361,376
Goodwill	5,837,208	5,947,142
Other intangible assets, net	2,846,057	3,087,723
Time Warner stock related to PHONES debt	348,480	282,880
Other investments	564,750	632,663
Prepaid pension costs (Note 14)	293,455	871,382
Assets held for sale	9,172	24,436
Other	143,922	138,316
Total other assets	10,338,230	11,345,918
Total assets	$13,400,772	$14,546,242

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars, except share data)

	Dec. 31, 2006	Dec. 25, 2005
Liabilities and Shareholders’ Equity
Current Liabilities
Borrowings under bridge credit facility	$1,310,000	$—
Other debt due within one year	119,007	302,460
Accounts payable	151,601	168,205
Employee compensation and benefits	185,551	244,156
Contracts payable for broadcast rights	317,945	329,930
Deferred income	108,607	101,065
Other	354,003	300,842
Total current liabilities	2,546,714	1,446,658
Long-Term Debt
PHONES debt related to Time Warner stock	572,960	509,701
Other long-term debt (less portions due within one year)	3,003,251	2,449,561
Total long-term debt	3,576,211	2,959,262
Other Non-Current Liabilities
Deferred income taxes	1,974,672	2,352,633
Contracts payable for broadcast rights	425,927	528,878
Deferred compensation and benefits	392,187	356,612
Other obligations	165,445	176,648
Total other non-current liabilities	2,958,231	3,414,771
Commitments and Contingent Liabilities (Note 12)	—	—
Shareholders’ Equity
Series C convertible preferred stock
Authorized: no shares at Dec. 31, 2006 and 823,568 shares at Dec. 25, 2005; Issued and outstanding: no shares at Dec. 31, 2006 and 88,519 shares (net of 354,077 treasury shares) at Dec. 25, 2005 (liquidation value $500 per share)	—	44,260
Series D-1 convertible preferred stock
Authorized: 137,643 shares at Dec. 31, 2006 and 380,972 shares at Dec. 25, 2005; Issued and outstanding: no shares (net of 137,643 treasury shares) at Dec. 31, 2006 and 76,194 shares (net of 304,778 treasury shares) at Dec. 25, 2005 (liquidation value $500 per share)	—	38,097
Series D-2 convertible preferred stock
Authorized: no shares at Dec. 31, 2006 and 245,100 shares at Dec. 25, 2005; Issued and outstanding: no shares at Dec. 31, 2006 and 49,020 shares (net of 196,080 treasury shares) at Dec. 25, 2005 (liquidation value $500 per share)	—	24,510
Common stock ($0.01 par value)
Authorized: 1,400,000,000 shares; 387,179,076 shares issued at Dec. 31, 2006 and 390,122,184 shares issued at Dec. 25, 2005	2,241	2,270
Additional paid-in capital	6,834,788	6,818,533
Retained earnings	3,138,313	2,824,762
Treasury common stock (at cost) 147,971,659 shares in 2006 and 83,441,765 shares in 2005	(5,288,341)	(3,015,581)
Accumulated other comprehensive income (loss)	(367,385)	(11,300)
Total shareholders’ equity	4,319,616	6,725,551
Total liabilities and shareholders’ equity	$13,400,772	$14,546,242

See Notes to Consolidated Financial Statements.

(This page has been left blank intentionally.)

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY
(In thousands, except per share data)

			Accumulated
			Other
		Retained	Comprehensive	Convertible Preferred Stock
	Total	Earnings	Income (Loss)	Series C(1)	Series D-1(1)	Series D-2(1)
Balance at Dec. 28, 2003	$7,028,124	$3,008,460	$13,516	$44,260	$38,097	$24,510
Comprehensive income:
Net income	555,536	555,536	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	896	—	896	—	—	—
Change in minimum pension liabilities, net	(1,700)	—	(1,700)	—	—	—
Change in foreign currency translation adjustments, net	118	—	118	—	—	—
Comprehensive income	554,850	—	—	—	—	—
Dividends declared:
Common ($.48 per share)	(154,702)	(154,702)	—	—	—	—
Series C, D-1 and D-2 preferred	(8,308)	(8,308)	—	—	—	—
Shares issued under option and stock plans	242,620	—	—	—	—	—
Tax benefit on stock options exercised	32,819	—	—	—	—	—
Shares tendered as payment for options exercised	(124,473)	(51,879)	—	—	—	—
Purchases of treasury stock	(734,086)	—	—	—	—	—
Retirement of treasury stock	—	(538,565)	—	—	—	—
Balance at Dec. 26, 2004	$6,836,844	$2,810,542	$12,830	$44,260	$38,097	$24,510
Comprehensive income:
Net income	534,689	534,689	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	(3,463)	—	(3,463)	—	—	—
Change in minimum pension liabilities, net	(20,597)	—	(20,597)	—	—	—
Change in foreign currency translation adjustments, net	(70)	—	(70)	—	—	—
Comprehensive income	510,559	—	—	—	—	—
Dividends declared:
Common ($.72 per share)	(225,110)	(225,110)	—	—	—	—
Series C, D-1 and D-2 preferred	(8,364)	(8,364)	—	—	—	—
Shares issued under option and stock plans	51,102	—	—	—	—	—
Tax benefit on stock options exercised	5,395	—	—	—	—	—
Shares tendered as payment for options exercised	(1,101)	(769)	—	—	—	—
Purchases of treasury stock	(443,774)	—	—	—	—	—
Retirement of treasury stock	—	(286,226)	—	—	—	—
Balance at Dec. 25, 2005	$6,725,551	$2,824,762	$(11,300)	$44,260	$38,097	$24,510
Comprehensive income:
Net income	593,995	593,995	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	(9,396)	—	(9,396)	—	—	—
Change in minimum pension liabilities, net	18,987	—	18,987	—	—	—
Change in foreign currency translation adjustments, net	183	—	183	—	—	—
Comprehensive income	603,769	—	—	—	—	—
Adjustments, net of tax, for initial adoption of FAS No. 158 (see Note 1 and Note 14)	(365,859)	—	(365,859)	—	—	—
Dividends declared:
Common ($.72 per share)	(194,640)	(194,640)	—	—	—	—
Series C, D-1 and D-2 preferred	(6,309)	(6,309)	—	—	—	—
Shares issued under option and stock plans	38,714	—	—	—	—	—
Tax benefits on stock options exercised	4,256	—	—	—	—	—
Shares tendered as payment for options exercised	(138)	(79)	—	—	—	—
Stock-based compensation	31,645	—	—	—	—	—
TMCT transactions (see Note 7)	(267,978)	—	—	(44,260)	(38,097)	(24,510)
Purchases of treasury stock	(2,249,395)	—	—	—	—	—
Retirement of treasury stock	—	(79,416)	—	—	—	—
Balance at Dec. 31, 2006	$4,319,616	$3,138,313	$(367,385)	$—	$—	$—

(1)       Amounts are net of treasury stock.

See Notes to Consolidated Financial Statements.

	Common Stock and
	Additional Paid-In Capital		Treasury Common Stock
	Amount		Amount
	(at cost)	Shares	(at cost)	Shares
Balance at Dec. 28, 2003	$6,924,484	412,370	$(3,025,203)	(84,073)
Comprehensive income:
Net income	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	—	—	—	—
Change in minimum pension liabilities, net	—	—	—	—
Change in foreign currency translation adjustments, net	—	—	—	—
Comprehensive income	—	—	—	—
Dividends declared:
Common ($.48 per share)	—	—	—	—
Series C, D-1 and D-2 preferred	—	—	—	—
Shares issued under option and stock plans	167,563	5,006	75,057	1,726
Tax benefit on stock options exercised	32,819	—	—	—
Shares tendered as payment for options exercised	(13,309)	(1,335)	(59,285)	(1,095)
Purchases of treasury stock	—	—	(734,086)	(15,526)
Retirement of treasury stock	(193,052)	(15,526)	731,617	15,526
Balance at Dec. 26, 2004	$6,918,505	400,515	$(3,011,900)	(83,442)
Comprehensive income:
Net income	—	—	—	—
Other comprehensive income:
Change in unrealized gain on securities, net	—	—	—	—
Change in minimum pension liabilities, net	—	—	—	—
Change in foreign currency translation adjustments, net	—	—	—	—
Comprehensive income	—	—	—	—
Dividends declared:
Common ($.72 per share)	—	—	—	—
Series C, D-1 and D-2 preferred	—	—	—	—
Shares issued under option and stock plans	51,102	1,814	—	—
Tax benefit on stock options exercised	5,395	—	—	—
Shares tendered as payment for options exercised	(332)	(26)	—	—
Purchases of treasury stock	—	—	(443,774)	(12,181)
Retirement of treasury stock	(153,867)	(12,181)	440,093	12,181
Balance at Dec. 25, 2005	$6,820,803	390,122	$(3,015,581)	(83,442)
Comprehensive income:
Net income	—	—	—	—
Other comprehensive income
Change in unrealized gain on securities, net	—	—	—	—
Change in minimum pension liabilities, net	—	—	—	—
Change in foreign currency translation adjustments, net	—	—	—	—
Comprehensive income	—	—	—	—
Adjustments, net of tax, for initial adoption of FAS No. 158 (see Note 1 and Note 14)	—	—	—	—
Dividends declared:
Common ($.72 per share)	—	—	—	—
Series C, D-1 and D-2 preferred	—	—	—	—
Shares issued under option and stock plans	38,714	1,665	—	—
Tax benefits on stock options exercised	4,256	—	—	—
Shares tendered as payment for options exercised	(59)	(4)	—	—
Stock-based compensation	31,645	—	—	—
TMCT transactions (see Note 7)	—	—	(161,111)	1,550
Purchases of treasury stock	—	—	(2,249,395)	(70,684)
Retirement of treasury stock	(58,330)	(4,604)	137,746	4,604
Balance at Dec. 31, 2006	$6,837,029	387,179	$(5,288,341)	(147,972)

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)

	Year Ended
	Dec. 31, 2006	Dec. 25, 2005	Dec. 26, 2004
Operations
Net income	$593,995	$534,689	$555,536
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	31,927	—	—
Pension costs in excess of contributions	20,611	13,355	7,677
(Gain) loss on change in fair values of derivatives and related investments	(11,088)	(62,184)	18,497
Loss on early debt retirement	—	—	140,506
Gain on TMCT transactions	(59,596)	—	—
Gain on sales of investments, net	(36,732)	(6,780)	(20,347)
Loss on investment write-downs	—	—	5,599
Other non-operating (gain) loss, net	4,447	(897)	789
Cumulative effect of change in accounting principle, net of tax	—	—	17,788
Depreciation	209,341	224,625	214,226
Amortization of intangible assets	20,002	19,195	18,863
Loss on sales of discontinued operations	48,238	—	—
Net income on equity investments	(80,773)	(41,209)	(17,931)
Distributions from equity investments	65,302	48,883	14,439
Deferred income taxes	(112,600)	93,071	40,006
Tax benefit on stock options exercised	4,256	5,395	32,819
Changes in working capital items excluding effects from acquisitions and dispositions:
Accounts receivable	20,668	51,773	17,220
Inventories, prepaid expenses and other current assets	5,310	4,293	(800)
Accounts payable, employee compensation and benefits, deferred income and accrued liabilities	(25,798)	2,464	14,656
Income taxes	39,707	6,177	2,007
Change in broadcast rights, net of liabilities	2,056	(16,329)	6,558
Change in Matthew Bender and Mosby tax reserve	—	(221,133)	5,997
Other, net	48,491	3,965	(915)
Net cash provided by operations	787,764	659,353	1,073,190
Investments
Capital expenditures	(221,907)	(205,945)	(217,348)
Acquisitions	(48,144)	(4,207)	(551)
Investments	(174,085)	(78,071)	(48,831)
Matthew Bender and Mosby tax liability allocated to goodwill (Note 13)	—	(459,116)	—
Proceeds from sales of subsidiaries, investments and real estate	470,608	22,534	40,232
Net cash provided by (used for) investments	26,472	(724,805)	(226,498)
Financing
Borrowings under bridge credit facility	1,600,000	—	—
Repayments under bridge credit facility	(290,000)	—	—
Long-term borrowings	1,500,829	777,660	—
Repayments of long-term debt	(319,055)	(198,880)	(823,028)
(Repayments) issuances of commercial paper, net	(826,513)	150,326	773,206
Premium on early debt retirement	—	—	(137,331)
Debt issuance costs	(29,881)	(4,762)	—
Sales of common stock to employees, net	37,177	41,374	111,896
Purchases of Tribune common stock	(2,262,268)	(440,093)	(731,617)
Dividends	(200,949)	(233,474)	(163,010)
Net cash provided by (used for) financing	(790,660)	92,151	(969,884)
Net Increase (Decrease) in Cash and Cash Equivalents	23,576	26,699	(123,192)
Cash and cash equivalents, beginning of year	151,110	124,411	247,603
Cash and cash equivalents, end of year	$174,686	$151,110	$124,411

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of Tribune Company and subsidiaries (the “Company”), as summarized below, conform with accounting principles generally accepted in the United States of America and reflect practices appropriate to the Company’s businesses.

Nature of Operations—The Company is a media and entertainment company. Through its subsidiaries, the Company is engaged in newspaper publishing, television and radio broadcasting and entertainment.

Fiscal Year—The Company’s fiscal year ends on the last Sunday in December. The Company’s 2006 fiscal year ended on Dec. 31, 2006, and encompassed a 53-week period. Fiscal years 2005 and 2004 each encompassed a 52-week period.

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

The Company evaluates its investments and other transactions for consolidation under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company holds significant variable interests, as defined by FIN 46R, in Classified Ventures, LLC, ShopLocal, LLC (formerly CrossMedia Services, Inc.) and Topix, LLC, but the Company has determined that it is not the primary beneficiary of these entities. The Company’s maximum loss exposure related to these entities is limited to its equity investments in Classified Ventures, LLC, ShopLocal, LLC and Topix, LLC, which were $44 million, $31 million, and $26 million, respectively, at Dec. 31, 2006. At Dec. 25, 2005, the Company’s equity investments in Classified Ventures, LLC, ShopLocal, LLC and Topix, LLC were $42 million, $25 million and $15 million, respectively. The Company continues to hold an investment in CareerBuilder, LLC, which no longer meets the definition of a variable interest entity.

Presentation—On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta and on June 19, 2006 announced the sale of WCWN-TV, Albany. The sale of WATL-TV, Atlanta closed on Aug. 7, 2006. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston. The Albany and Boston station sales closed on Dec. 6, 2006 and Dec. 19, 2006, respectively. The results of operations of each of these businesses have been reported as discontinued operations in the accompanying consolidated statements of income. Prior year consolidated statements of income have been reclassified to conform to the current year presentation of these businesses as discontinued operations. See Note 3 for further discussion. In addition, certain other prior year financial information has been reclassified to conform to the current year presentation.

Revenue Recognition—The Company’s primary sources of revenue are from the sales of advertising space in published issues of its newspapers and on interactive websites owned by, or affiliated with, the Company; distribution of preprinted advertising inserts in its newspapers; sales of newspapers to distributors and individual subscribers; and sales of airtime on its television and radio stations. Newspaper advertising revenue is recorded, net of agency commissions, when advertisements are published in newspapers. Website advertising revenue is recognized ratably over the contract period or as services are delivered, as appropriate. Proceeds from subscriptions are deferred and are included in revenue on a pro-rata basis over the term of the subscriptions. Broadcast revenue is recorded, net of agency commissions, when commercials are aired. The Company records rebates when earned as a reduction of advertising revenue.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

Accounts Receivable—The Company’s accounts receivable are primarily due from advertisers. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required. The Company maintains an allowance for uncollectible accounts, rebates and volume discounts. This allowance is determined based on historical write-off experience and any known specific collectibility exposures.

Inventories—Inventories are stated at the lower of cost or market. Cost is determined on the last-in, first-out (“LIFO”) basis for newsprint and on the first-in, first-out (“FIFO”) basis for all other inventories.

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

The Company maintains an allowance for programming that is not expected to be aired by the end of the contract period. This allowance for excess programming inventory is based on a program-by-program review of the Company’s five-year broadcast plans and historical write-off trends. The total reserve balance at Dec. 31, 2006 and Dec. 25 2005 was $4 million. Actual write-offs in 2006 and 2005 were $.4 million and $1 million, respectively. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

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

Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 6. The Company periodically reviews goodwill and certain intangible assets no longer being amortized for impairment in accordance with Financial Accounting Standard (“FAS”) No. 142, “Goodwill and Other Intangible Assets.” Under FAS No. 142, the impairment review of goodwill and other intangible assets not subject to amortization must be based generally on fair values.

The Company performs its annual impairment review in the fourth quarter of each year. The estimated fair value of the reporting units to which goodwill is allocated is determined using multiples of operating cash flows for purposes of analyzing goodwill for impairment. A significant decline in multiples and/or operating cash flows for a reporting unit could result in a non-cash impairment charge under FAS No. 142. The estimated fair values of other assets subject to the annual impairment review, which include newspaper mastheads and Federal Communications Commission (“FCC”) licenses, are calculated based

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on projected future discounted cash flow analyses. The development of market multiples and cash flow projections used in the analyses requires the use of assumptions, including assumptions regarding revenue and market growth. The analyses use discount rates based on specific economic factors in the publishing and broadcasting industries. These assumptions reflect the Company’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the Company’s control.

In the fourth quarter of 2004, the Company elected to early adopt the provisions of the FASB’s Emerging Issues Task Force Topic No. D-108, which requires the use of a direct valuation method for valuing intangible assets, such as FCC licenses, and reviewing them for impairment. Historically, the Company had been using a residual valuation method to review its FCC licenses for impairment each year. A direct valuation method generally results in a lower valuation than does a residual valuation method. The effect of changing to a direct valuation method for the 2004 FCC licenses impairment review was a pretax charge of $29 million ($18 million after-tax). The charge was recorded in the fourth quarter of 2004 as a cumulative effect of a change in accounting principle in the consolidated statements of income.

Impairment Review of Long-Lived Assets—In accordance with FAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets,” the Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may be impaired. The carrying value of a long-lived asset or asset group is considered impaired when the projected future undiscounted cash flows to be generated from the asset or asset group over its remaining depreciable life are less than its current carrying value.

Investments—The Company records its investments in debt and equity securities at fair value, except for debt securities that the Company intends to hold to maturity and equity securities that are accounted for under the equity method or that are issued by private companies. Except for 16 million Time Warner shares (see “Derivative Instruments” below), investments are currently classified as available-for-sale, and accordingly, the difference between cost and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income (loss) component of shareholders’ equity.

Derivative Instruments—FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires all derivative instruments to be recorded in the balance sheet at fair value. Changes in the fair value of derivative instruments are recognized periodically in income. The provisions of FAS No. 133 affect the Company’s accounting for its 8 million Exchangeable Subordinated Debentures due 2029 (“PHONES”) and its interest rate swap related to its $100 million 7.5% debentures (see Note 9).

Under the provisions of FAS No. 133, the initial value of the PHONES was split into a debt component and a derivative component. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. Beginning in the second quarter of 1999, changes in the fair value of the related 16 million Time Warner shares are also recorded in the statement of income and should at least partially offset changes in the fair value of the derivative component of the PHONES. However, there have been, and may continue to be, periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related Time Warner shares.

The carrying values of the Company’s derivative instruments approximate fair value. The fair values of the PHONES were determined by reference to market values resulting from trading on a national securities exchange.

The Company’s interest rate swap is a fair value hedge and is used to manage exposure to market risk associated with changes in interest rates. The changes in fair value of the swap agreement and the related debt instrument are recorded in income. Changes in the fair value of the swap agreement offset changes in the fair value of the related debt (see Note 9).

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pension Plans and Other Postretirement Benefits—Retirement benefits are provided to employees through pension plans sponsored either by the Company or by unions. Under the Company-sponsored plans, pension benefits are primarily a function of both the years of service and the level of compensation for a specified number of years, depending on the plan. It is the Company’s policy to fund the minimum for Company-sponsored pension plans as required by ERISA. Contributions made to union-sponsored plans are based upon collective bargaining agreements.

The Company also provides certain health care and life insurance benefits for retired employees. The expected cost of providing these benefits is accrued over the years that the employees render services. It is the Company’s policy to fund postretirement benefits as claims are incurred.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, which requires an employer to recognize the overfunded or underfunded status of a defined benefit  pension or other postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which changes occur through comprehensive income. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. Additional minimum pension liabilities and related intangible assets previously recognized under FAS No. 87, “Employers’ Accounting for Pensions”, are reversed upon adoption. The Company adopted the provisions of FAS No. 158 as of Dec. 31, 2006.

Additional information pertaining to the Company’s pension plans and other postretirement benefits and to the Company’s adoption of FAS No. 158 is provided in Note 14. The following table summarizes the impact of the adoption of FAS No. 158 on the Company’s consolidated balance sheet as of Dec. 31, 2006 (in thousands):

		Adjustments Due to Adoption of FAS No. 158
	Prior to Adoption of FAS No. 158	Reversal of Minimum Pension Liabilities	Pension Plans	Other Postretirement Benefits	As Reported at Dec. 31, 2006
Prepaid pension costs	$850,771	$—	$(557,316)	$—	$293,455
Total assets	13,958,088	—	(557,316)	—	13,400,772
Non-current deferred income taxes	2,208,582	5,699	(246,953)	7,344	1,974,672
Employee compensation and benefits	194,001	(14,613)	6,163	—	185,551
Deferred compensation and benefits	341,284	—	69,733	(18,830)	392,187
Total liabilities	9,272,613	(8,914)	(171,057)	(11,486)	9,081,156
Accumulated other comprehensive income (loss)	(1,526)	8,914	(386,259)	11,486	(367,385)
Total shareholders’ equity	4,685,475	8,914	(386,259)	11,486	4,319,616
Total liabilities and shareholders’ equity	$13,958,088	$—	$(557,316)	$—	$13,400,772

Self-Insurance—The Company self-insures for certain employee medical and disability income benefits, workers’ compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The recorded liabilities for self-insured risks totaled $115 million and $113 million at Dec. 31, 2006 and Dec. 25, 2005, respectively.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Deferred Income—Deferred income arises in the normal course of business from advance subscription payments for newspapers, interactive advertising sales and prepaid ticket revenue related to the Chicago Cubs. Deferred income is recognized in the period it is earned.

Stock-Based Compensation—In the first quarter of 2006, the Company adopted FAS No. 123R, “Share-Based Payment,” which superseded Accounting Principles Board (“APB”) Opinion No. 25, FAS No. 123 and related interpretations. FAS No. 123R requires the Company to expense stock-based compensation in its income statement. Under FAS No. 123R, stock-based compensation cost is measured at the grant date based on the estimated fair value of the award. The Company uses the Black-Scholes option-pricing model to determine the fair value of each stock option it grants. The Black-Scholes model includes assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflect the Company’s best estimates, but they involve certain risks, trends and uncertainties, which in some instances are outside of the control of the Company. As a result, if other assumptions had been used, stock-based compensation could have been materially impacted. Furthermore, if the Company uses different assumptions in future periods, stock-based compensation expense could be materially impacted. The Company adopted FAS No. 123R utilizing the modified prospective application method and did not restate prior years. Additional information on the accounting for stock-based compensation in accordance with FAS No. 123R is provided in Note 16.

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

Under FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, compensation cost was measured at the grant date based on the estimated fair value of the award and was recognized as compensation expense over the vesting period. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FAS No. 123 prior to the adoption of FAS No. 123R in 2006, the Company’s 2005 and 2004 net income and earnings per share (“EPS”) would have been reduced to the following pro forma amounts (in thousands, except per share data):

	2005	2004
Net income, as reported	$534,689	$555,536
Less: Pro forma stock-based employee compensation expense, net of tax:
General options	(89,508)	(49,887)
Replacement options	(1,242)	(17,245)
Employee Stock Purchase Plan	(3,361)	(3,808)
Total pro forma stock-based employee compensation expense, net of tax	(94,111)	(70,940)
Pro forma net income	440,578	484,596
Preferred dividends	(8,364)	(8,308)
Pro forma net income attributable to common shares	$432,214	$476,288
Net income per share:
Basic EPS:
As reported	$1.68	$1.70
Pro forma	$1.38	$1.48
Diluted EPS:
As reported	$1.67	$1.67
Pro forma	$1.37	$1.46

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In determining the pro forma compensation cost under the fair value method of FAS No. 123, using the Black-Scholes option-pricing model, the following weighted average assumptions were used for general awards and replacement options:

	2005		2004
	General Awards	Replacement Options	General Awards	Replacement Options
Risk-free interest rate	3.7%	3.3%	3.2%	1.7%
Expected dividend yield	1.8%	1.8%	1.0%	1.0%
Expected stock price volatility	28.1%	22.8%	31.1%	25.4%
Expected life (in years)	5	3	5	2
Weighted average fair value	$10.49	$6.96	$15.45	$7.46

On June 24, 2005, the Company accelerated the vesting of certain stock options granted on Feb. 11, 2003 and Feb. 10, 2004, totaling 2.4 million in each year. Unvested stock options awarded to the then current executive officers of the Company on these grant dates, which aggregated 0.8 million and 0.6 million, respectively, were not accelerated at that time. On Dec. 16, 2005, the Company accelerated the vesting of all stock options granted on Feb. 8, 2005, totaling 3.5 million, and the remaining unvested stock options granted to the then current executive officers of the Company on Feb. 11, 2003 and Feb. 10, 2004, totaling 0.4 million in both years. All other terms and conditions of the stock option grants remain unchanged.

In accordance with APB No. 25 and related interpretations, the acceleration of vesting of these stock options did not require accounting recognition in the Company’s income statement. The exercise prices of the 2003, 2004 and 2005 grants were $45.90, $52.05 and $40.59, respectively, and the Company’s closing stock prices on the June 24, 2005 and Dec. 16, 2005 dates of acceleration were $35.64 and $30.80, respectively. The impact of the accelerated vesting was to increase pro forma stock-based compensation by $82 million, or $50 million net of tax, in 2005.

The accelerated vesting of these stock options was one of several actions taken by the Company in 2004 and 2005 to reduce the stock-based compensation expense that would have otherwise been recorded with the adoption of FAS No. 123R. The Company reduced the number of stock options granted in 2004 and 2005 by approximately 45%. Also, beginning in 2004, option grants have 8-year terms, down from 10 years for grants in previous years, and do not have a replacement option feature.

Income Taxes—Provisions for federal and state income taxes are calculated on reported pretax earnings based on current tax laws and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Taxable income reported to the taxing jurisdictions in which the Company operates often differs from pretax earnings because some items of income and expense are recognized in different time periods for income tax purposes. The Company provides deferred taxes on these temporary differences in accordance with FAS No. 109, “Accounting for Income Taxes.” Taxable income also may differ from pretax earnings due to statutory provisions under which specific revenues are exempt from taxation and specific expenses are not allowable as deductions. The Company establishes reserves for income tax when it is probable that one or more of the taxing authorities will challenge and disallow a position taken by the Company in its income tax returns and the resulting liability is estimable. The consolidated tax provision and related accruals include estimates of the potential taxes and related interest as deemed appropriate. These estimates are reevaluated and adjusted, if appropriate, on a quarterly basis. Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Comprehensive Income—Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net income. Other comprehensive income (loss) primarily includes gains and losses on marketable securities classified as available-for-sale and the change in minimum pension liabilities. Beginning in the Company’s 2007 fiscal year, and as a result of the Company’s adoption of FAS No. 158 as of Dec. 31, 2006, other comprehensive income (loss) will no longer include the change in minimum pension liabilities, but will include changes in unrecognized benefit cost gains and losses. The Company’s comprehensive income (loss) is summarized in Note 17.

New Accounting Standards—In February 2006, the FASB issued FAS No. 155, “Accounting for Certain Hybrid Financial Instruments,” which allows the Company to elect to account for its PHONES obligation as a single financial instrument recorded at fair value each period. Changes in the fair value of the PHONES, as determined by the quoted market price, would be reflected in the Company’s results of operations. The Company is currently evaluating whether it will elect to adopt FAS No. 155 or continue to account for the PHONES under the provisions of FAS No. 133. If the Company makes the election, the Company would be required to adopt FAS No. 155 in the first quarter of 2007.

In June 2006, the FASB issued Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”), which clarifies the accounting for uncertainty in income taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 requires that the Company recognize, in the financial statements, the impact of a tax position, if that position is more likely than not of being sustained on audit, based on the technical merits of the position. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The provisions of FIN 48 are effective for fiscal years beginning after Dec. 15, 2006, with the cumulative effect of the change in accounting principle recorded as an adjustment to opening retained earnings. The Company does not expect the adoption of FIN 48 will have a material effect on its consolidated financial statements.

In September 2006, the FASB issued FAS No. 157, “Fair Value Measurements,” which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of FAS No. 157 are effective for financial statements issued for fiscal years beginning after Nov. 15, 2007 and interim periods beginning within these fiscal years. Accordingly, the Company will be required to adopt FAS No. 157 in the first quarter of 2008. The Company is currently evaluating the impact of adopting FAS No. 157 on its consolidated financial statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Earnings Per Share (“EPS”)—Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period. The Company’s stock-based awards and convertible securities are included in the calculation of diluted EPS unless their effects are antidilutive. In all of the diluted EPS calculations presented below, weighted average shares outstanding were adjusted for the dilutive effect of stock-based compensation awards. All of the Company’s Series C, D-1 and D-2 preferred shares were issued to and held by TMCT, LLC and TMCT II, LLC. In connection with a restructuring of these limited liability companies, all of these preferred shares were distributed to the Company on Sept. 22, 2006. As a result, the Company has no preferred shares outstanding effective as of Sept. 22, 2006. In the 2006, 2005 and 2004 calculations of diluted EPS, 2.6 million, 2.9 million and 2.3 million shares, respectively, of the Company’s Series C, D-1 and D-2 convertible preferred stocks, and 34.0 million, 35.5 million and 10.6 million shares, respectively, of the Company’s outstanding options were not reflected because their effects were antidilutive.

In connection with the adoption of FAS 123R, the Company elected to calculate its windfall pool of available tax benefits under the long-form method. This windfall pool of available tax benefits is utilized when calculating, under the treasury stock method, the dilutive impact of the Company’s share-based awards that are accounted for in accordance with FAS 123R.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The computations of basic and diluted EPS were as follows (in thousands, except per share data):

	2006	2005	2004
Basic EPS
Income from continuing operations before cumulative effect of change in accounting principle	$660,853	$522,789	$554,376
Income (loss) from discontinued operations, net of tax	(66,858)	11,900	18,948
Cumulative effect of change in accounting principle, net of tax	—	—	(17,788)
Net income	$593,995	$534,689	$555,536
Preferred dividends	(6,309)	(8,364)	(8,308)
Net income attributable to common shares	$587,686	$526,325	$547,228
Weighted average common shares outstanding	272,672	312,880	322,420
Basic EPS:
Continuing operations before cumulative effect of change in accounting principle	$2.40	$1.64	$1.69
Discontinued operations	(0.25)	.04	.06
Cumulative effect of change in accounting principle, net of tax	—	—	(.05)
Net income	$2.16	$1.68	$1.70
Diluted EPS
Income from continuing operations before cumulative effect of change in accounting principle	$660,853	$522,789	$554,376
Income (loss) from discontinued operations, net of tax	(66,858)	11,900	18,948
Cumulative effect of change in accounting principle, net of tax	—	—	(17,788)
Net income	$593,995	$534,689	$555,536
Preferred dividends	(6,309)	(8,364)	(8,308)
Net income attributable to common shares	$587,686	$526,325	$547,228
Weighted average common shares outstanding	272,672	312,880	322,420
Adjustment for stock-based awards, net	1,739	2,458	4,817
Adjusted weighted average common shares outstanding	274,411	315,338	327,237
Diluted EPS:
Continuing operations before cumulative effect of change in accounting principle	$2.39	$1.63	$1.67
Discontinued operations	(0.24)	.04	.06
Cumulative effect of change in accounting principle, net of tax	—	—	(.05)
Net income	$2.14	$1.67	$1.67

NOTE 2: CHANGES IN OPERATIONS AND NON-OPERATING ITEMS

Acquisitions—The Company had no significant acquisitions in 2006, 2005 and 2004. The results of acquired companies are included in the consolidated statements of income since their respective dates of acquisition.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Supplemental Cash Flow Information—Information for acquisitions made in 2006, 2005 and 2004 is summarized in the table below (in thousands):

	2006	2005	2004
Fair value of assets acquired(1)	$48,144	$4,207	$854
Liabilities assumed	—	—	(303)
Net cash paid	$48,144	$4,207	$551

(1)             Includes intangible assets, net of acquisition-related deferred taxes.

Cash paid for interest and income taxes in 2006, 2005 and 2004 is summarized below (in thousands):

	2006	2005	2004
Interest	$238,894	$134,955	$138,392
Income taxes(1)	$408,507	$1,157,243	$286,129

(1)             In 2005, the Company paid $880 million to the Internal Revenue Service, representing the federal tax and interest owed on the Matthew Bender and Mosby transactions (see Note 13).

Consolidation of Los Angeles Times’ Production Operations

In December 2005, the Los Angeles Times announced it would close its San Fernando Valley printing facility in January 2006 and consolidate production at its remaining three facilities in Los Angeles, Costa Mesa, and Irwindale, California. The closing of the printing facility resulted in the elimination of approximately 120 positions from across the Los Angeles Times’ production facilities.

As a result of the facility closing, the Company reclassified the San Fernando Valley printing facility land and building as held for sale at Dec. 25, 2005. The Company recorded a $2 million pretax charge in the fourth quarter of 2005 to reduce the carrying value of the San Fernando Valley printing facility’s land and building to $24 million, representing the estimated fair value of the assets less costs to sell the assets. On Oct. 30, 2006, the Company sold the San Fernando Valley land and building for net proceeds of approximately $24 million.

The Company evaluated the machinery and equipment at the San Fernando Valley printing facility and determined that press and other related equipment with a net book value of $16 million would be abandoned. Therefore, the Company reduced its estimate of the useful life of the press and other related equipment and recorded accelerated depreciation of $16 million in the fourth quarter of 2005. The Company idled the remaining San Fernando Valley machinery and equipment, which had a net book value of $26 million at Dec. 31, 2006 and $34 million at Dec. 25, 2005. The Company is continuing to depreciate the remaining idled equipment. In the fourth quarter of 2006, the Company disposed of and wrote off $4 million of the idled equipment that had previously been designated for redeployment at Dec. 25, 2005. The Company is currently evaluating alternative uses of the remaining idled equipment, which will most likely be redeployed elsewhere in the publishing segment.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company recorded a pretax charge in the fourth quarter of 2005 of $22 million, excluding severance related costs, as a result of its decision to close the San Fernando Valley printing facility. A summary of the significant components of the $22 million pretax charge in 2005 is as follows (in thousands):

Accelerated depreciation on machinery and equipment	$16,109
Impairment of assets held for sale	2,127
Other	3,992
Total	$22,228

Acquisition of Additional Equity in CareerBuilder, ShopLocal and Topix

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

Employee Reductions

The Company reduced its staffing levels by approximately 450 positions in 2006, primarily at publishing, and recorded a pretax charge of $9 million. In 2005, the Company reduced its staffing levels by approximately 900 positions and recorded a pretax charge of $45 million ($43 million at publishing, $1 million at broadcasting and entertainment and $1 million at corporate). The eliminations in 2005 included 120 positions as a result of closing the Los Angeles Times’ San Fernando Valley printing facility, as discussed above.  The Company recorded a pretax charge of $41 million in 2004 related to the elimination of approximately 600 positions in its publishing segment. The Company had a current liability of approximately $7 million at Dec. 31, 2006 and $37 million at Dec. 25, 2005 related to these employee reductions.

Non-Operating Items—Fiscal years 2006, 2005 and 2004 included several non-operating items.

Non-operating items for 2006 are summarized as follows (in thousands):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain on change in fair values of derivatives and related investments	$—	$11,088	$6,764
Gain on TMCT transactions	—	59,596	47,988
Gain on sales of investments, net	82,903	36,732	22,339
Other, net	—	(4,447)	(1,044)
Income tax adjustments	—	—	33,563
Total non-operating items	$82,903	$102,969	$109,610

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The 2006 change in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. The $11 million non-cash pretax gain resulted primarily from a $66 million increase in the fair value of 16 million shares of Time Warner common stock, which was partially offset by a $52 million increase in the fair value of the derivative component of the Company’s PHONES.

In 2006, the Company recorded a one-time gain of $48 million, net of tax, as a result of transactions related to its investments in TMCT, LLC and TMCT II, LLC (see Note 7). In addition, the Company sold 2.8 million shares of Time Warner common stock unrelated to the PHONES for net proceeds of $46 million and recorded a pretax gain on sale of $19 million, and sold its investment in BrassRing for net proceeds of $27 million and recorded a pretax gain of $17 million.

Also in 2006, the Company recorded a favorable $34 million income tax expense adjustment, most of which related to the Company’s PHONES as a result of reaching an agreement with the Internal Revenue Service appeals office pertaining to the deduction of interest expense on the PHONES (see Note 13).

Non-operating items for 2005 are summarized as follows (in thousands):

	Proceeds	Pretax Gain	After-tax Gain (Loss)
Gain on change in fair values of derivatives and related investments	$—	$62,184	$37,932
Gain on sales of investments, net	17,368	6,780	4,136
Other, net	5,166	897	547
Income tax adjustments	—	—	(138,664)
Total non-operating items	$22,534	$69,861	$(96,049)

The 2005 change in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. The $62 million non-cash pretax gain resulted primarily from an $87 million decrease in the fair value of the derivative component of the Company’s PHONES, which was partially offset by a $23 million decrease in the fair value of 16 million shares of Time Warner common stock.

As a result of the United States Tax Court opinion issued on Sept. 27, 2005 related to the Matthew Bender tax dispute, the Company recorded additional income tax expense of $150 million in the third quarter of 2005 (see Note 13). In the first quarter of 2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain other federal income tax issues.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-operating items for 2004 are summarized as follows (in thousands):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on change in fair values of derivatives and related investments	$—	$(18,497)	$(11,283)
Loss on early debt retirement	—	(140,506)	(87,549)
Gain on sales of investments, net	23,973	20,347	12,412
Loss on investment write-downs and other, net	16,259	(6,388)	(3,897)
Total non-operating items	$40,232	$(145,044)	$(90,317)

The 2004 change in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. The $18 million non-cash pretax loss resulted from a $39 million increase in the fair value of the derivative component of the Company’s PHONES, which was partially offset by a $21 million increase in the fair value of 16 million shares of Time Warner common stock.

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

The 2004 gain on sales of investments related primarily to the sale of the Company’s 50% interest in La Opinión for $20 million, resulting in a pretax gain of $18 million.

NOTE 3: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Sales of WATL-TV, Atlanta, WCWN-TV, Albany and WLVI-TV, Boston—On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta to Gannett Co., Inc. for $180 million. The sale closed on Aug. 7, 2006. On June 19, 2006, the Company announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. The sale closed on Dec. 6, 2006. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston, to Sunbeam Television Corp. for $113.7 million. The sale closed on Dec. 19, 2006.

These businesses were considered components of the Company’s broadcasting and entertainment segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses have been eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations. Accordingly, the results of operations of each of these businesses have been reported as discontinued operations in the consolidated statements of income. Prior year consolidated statements of income have been reclassified to conform to the current year presentation of discontinued operations.

In conjunction with the sales of WATL-TV, Atlanta and WCWN-TV, Albany, the Company recorded in the second quarter of 2006 a pretax loss totaling $90 million, including $80 million of allocated television group goodwill, to write down the net assets of the stations to estimated fair value, less costs to sell. The Company subsequently reduced the pretax loss on sales of the Atlanta and Albany stations during the third quarter of 2006 by $1 million. In addition, the Company recorded in the fourth quarter of 2006 a pretax

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

gain of $41 million, including $45 million of allocated television group goodwill, for the sale of the Boston station. In accordance with FAS No. 142, “Goodwill and Other Intangible Assets”, the Company aggregates all of its television stations into one reporting unit for goodwill accounting purposes. FAS No. 142 requires the Company to allocate a portion of its total television group goodwill to stations that are to be sold on a relative fair value basis. The net pretax loss on sales of the three stations sold during 2006 was $48 million, including $125 million of allocated television group goodwill.

Selected financial information related to discontinued operations for 2006, 2005 and 2004 is summarized as follows (in thousands, except per share data):

	2006	2005	2004
Operating revenues	$64,870	$84,334	$94,816
Operating profit(1)	$2,300	$19,632	$31,011
Loss on sales of discontinued operations	(48,238)	—	—
Income (loss) from discontinued operations before income taxes	(45,938)	19,632	31,011
Income taxes(2)	(20,920)	(7,732)	(12,063)
Income (loss) from discontinued operations, net of tax.	$(66,858)	$11,900	$18,948
Income (loss) from discontinued operations per share:
Basic	$(.25)	$.04	$.06
Diluted	$(.24)	$.04	$.06

(1)  Operating profit for 2006 included $6 million of severance and related charges incurred as a result of the sales of the three television stations.

(2)  Income taxes for 2006 included a tax benefit of $12 million related to the $89 million pretax loss on sales of the Atlanta and Albany stations. The $12 million tax benefit was only 13% of the pretax loss because most of the $80 million goodwill allocation, which is included in the loss, is not deductible for income tax purposes. Income taxes for 2006 also included a tax expense of $32 million related to the $41 million pretax gain on sale of the Boston station. The $32 million tax expense was 77% of the pretax gain because most of the $45 million goodwill allocation included in the Boston gain is not deductible for income tax purposes.

Assets Held for Sale—In December 2006, the Company entered into a non-binding agreement to sell the land and building of one of its production facilities. The $5 million carrying value of the land and building of this facility approximates fair value less costs to sell and is included in non-current assets held for sale at Dec. 31, 2006. The Company expects to complete this sale sometime during the third quarter of 2007.

In February 2007, the Company sold its interactive program guide assets, including software and a portfolio of patents (collectively the “IPG intellectual property”). Accordingly, the $4 million carrying value of the intangible assets related to the IPG intellectual property is included in non-current assets held for sale at Dec. 31, 2006. The Company received net proceeds of approximately $10 million and will record a pretax gain on sale of approximately $6 million in the first quarter of 2007.

Non-current assets held for sale of $24 million at Dec. 25, 2005 pertained entirely to the Company’s San Fernando Valley, California printing facility, which was sold in October 2006 for net proceeds of approximately $24 million. See Note 2 for additional information related to the shutdown and subsequent sale of this facility.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

A summary of the activity with respect to the Newsday and Hoy, New York, advertiser settlement accrual is as follows (in millions):

Advertiser settlement accrual balance at Dec. 28, 2003	$—
2004 provision	90
2004 payments	(41)
Advertiser settlement accrual balance at Dec. 26, 2004	49
2005 payments	(34)
Advertiser settlement accrual balance at Dec. 25, 2005	15
2006 payments	(8)
Advertiser settlement accrual balance at Dec. 31, 2006	$7

In addition to the advertiser lawsuits, several class action and shareholder derivative suits were filed against the Company and certain of its current and former directors and officers as a result of the circulation misstatements at Newsday and Hoy, New York. These suits alleged breaches of fiduciary duties and other managerial and director failings under Delaware law, the federal securities laws and ERISA. The consolidated shareholder derivative suit filed in Illinois state court in Chicago was dismissed with prejudice on March 10, 2006, and the dismissal is currently being appealed to the Illinois State Court of Appeals. The consolidated securities class action lawsuit and the consolidated ERISA class action lawsuit filed in Federal District Court in Chicago were both dismissed with prejudice on Sept. 29, 2006, and the dismissals are currently being appealed to the United States Court of Appeals for the Seventh Circuit. The Company believes these suits are without merit and will continue to vigorously defend them.

On May 30, 2006, the Securities and Exchange Commission (“SEC”) concluded its inquiry into circulation practices at Newsday and Hoy, New York. In closing its inquiry, the SEC ordered the Company

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

NOTE 5: INVENTORIES

Inventories consisted of the following (in thousands):

	Dec. 31, 2006	Dec. 25, 2005
Newsprint	$28,629	$32,672
Supplies and other	12,333	11,431
Total inventories	$40,962	$44,103

Newsprint inventories valued under the LIFO method were less than current cost by approximately $15 million at Dec. 31, 2006 and $14 million at Dec. 25, 2005.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 6: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets at Dec. 31, 2006 and Dec. 25, 2005 consisted of the following (in thousands):

		Dec. 31, 2006			Dec. 25, 2005
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 15 to 20 years)	$190,660	$(72,126)	$118,534	$190,657	$(62,110)	$128,547
Network affiliation agreements (useful life of 40 years)(1)	278,034	(22,614)	255,420	290,320	(16,330)	273,990
Other (useful life of 3 to 40 years)	25,128	(8,717)	16,411	23,482	(6,696)	16,786
Total	$493,822	$(103,457)	390,365	$504,459	$(85,136)	419,323
Goodwill and other intangible assets not subject to amortization
Goodwill
Publishing			4,395,967			4,380,483
Broadcasting and entertainment			1,441,241			1,566,659
Total goodwill			5,837,208			5,947,142
Newspaper mastheads			1,575,814			1,575,814
FCC licenses			871,946			1,084,654
Tradename			7,932			7,932
Total			8,292,900			8,615,542
Total goodwill and other intangible assets			$8,683,265			$9,034,865

(1)    Network affiliation agreements, net of accumulated amortization, included $179 million related to Fox affiliations, $74 million related to CW affiliations and $2 million related to MyNetworkTV affiliations as of Dec. 31, 2006.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amounts of intangible assets during the years ended Dec. 31, 2006 and Dec. 25, 2005 were as follows (in thousands):

	Publishing	Broadcasting and Entertainment	Total
Intangible assets subject to amortization
Balance as of Dec. 26, 2004	$92,215	$346,064	$438,279
Amortization expense	(7,231)	(11,657)	(18,888)
Amortizable intangibles acquired during year	239	—	239
Sales of discontinued operations (see Note 3)	—	(307)	(307)
Balance as of Dec. 25, 2005	$85,223	$334,100	$419,323
Amortization expense	(8,258)	(11,555)	(19,813)
Assets held for sale, net (IPG intellectual property)	(4,002)	—	(4,002)
Amortizable intangibles acquired during year	6,452	—	6,452
Sales of discontinued operations (see Note 3)	—	(11,595)	(11,595)
Balance as of Dec. 31, 2006	$79,415	$310,950	$390,365
Goodwill
Balance as of Dec. 26, 2004	$3,920,720	$1,566,659	$5,487,379
Goodwill acquired during year	4,147	—	4,147
Adjustment for tax resolutions(1)	(3,500)	—	(3,500)
Adjustment related to Matthew Bender and Mosby tax liability (see Note 13)	459,116	—	459,116
Balance as of Dec. 25, 2005	$4,380,483	$1,566,659	$5,947,142
Goodwill acquired during year	45,477	—	45,477
Sales of discontinued operations (see Note 3)	—	(125,418)	(125,418)
Adjustment for tax resolutions(1)	(28,186)	—	(28,186)
Other	(1,807)	—	(1,807)
Balance as of Dec. 31, 2006	$4,395,967	$1,441,241	$5,837,208
Other intangible assets not subject to amortization
Balance as of Dec. 25, 2005 and Dec. 26, 2004	$1,583,746	$1,084,654	$2,668,400
Sales of discontinued operations (see Note 3)	—	(212,708)	(212,708)
Balance as of Dec. 31, 2006	$1,583,746	$871,946	$2,455,692
Total goodwill and other intangibles as of Dec. 31, 2006	$6,059,128	$2,624,137	$8,683,265

(1)       Adjustment for the resolution of uncertain income tax positions related to the Times Mirror Company acquisition.

Estimated annual amortization expense will be approximately $20 million for each of the next five years, excluding the effects of any acquisitions or dispositions subsequent to Dec. 31, 2006.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7: TMCT and TMCT II

As a result of the Company’s acquisition of The Times Mirror Company (“Times Mirror”) in 2000, the Company holds investment interests in TMCT, LLC (“TMCT”) and TMCT II, LLC (“TMCT II”). TMCT and TMCT II were formed in 1997 and 1999, respectively, as a result of transactions involving agreements between Times Mirror and its largest shareholders, Chandler Trust No. 1 and Chandler Trust No. 2 (collectively, the “Chandler Trusts”). The Times Mirror acquisition resulted in the Chandler Trusts becoming significant shareholders of the Company. The TMCT and TMCT II LLC agreements have no specific term, and the dissolution, determination of liquidation values and distribution of assets require the mutual consent of the Company and the Chandler Trusts.

The collective assets of TMCT and TMCT II as of Dec. 25, 2005 included approximately 51.4 million shares of the Company’s common stock and 1.1 million shares of the Company’s preferred stock, representing all of the Company’s issued Series C, D-1 and D-2 preferred stock. The TMCT and TMCT II assets also include a variety of fixed income and equity investments. In addition, TMCT owns eight real properties that are leased to the Company. Additional financial information pertaining to TMCT and TMCT II is provided below.

TMCT Transactions—On Sept. 21, 2006, the Company and the Chandler Trusts entered into agreements to restructure TMCT and TMCT II. Under the terms of the agreements, the Company received on Sept. 22, 2006, a total of 38.9 million shares of the Company’s common stock and all 1.1 million shares of the Company’s preferred stock held collectively by TMCT and TMCT II. As a result, the Company’s interests in each of TMCT and TMCT II were reduced to approximately 5%. The Sept. 21, 2006 agreements also provided for certain put and call options, which are exercisable at fair market value beginning in September 2007, relating to the Company’s remaining ownership interests in TMCT and TMCT II. As a result of the transactions, the Company in the third quarter of 2006 recorded a one-time, non-operating gain of $48 million, net of tax; increased its common treasury stock by $161 million and its preferred treasury stock by $107 million; and reduced its combined investment in TMCT and TMCT II by $195 million.

On Oct. 20, 2006, the remaining 12.4 million shares of the Company’s common stock held by TMCT and TMCT II were distributed to the Company and the Chandler Trusts in accordance with their respective ownership interests. The Company received 0.6 million shares and the Chandler Trusts received 11.8 million shares.

The Company and the Chandler Trusts share in the cash flows of the various assets held by TMCT and TMCT II. Prior to the Sept. 22, 2006 transactions, the cash flows from the Tribune common and preferred shares held by TMCT and TMCT II were largely allocated to the Company, while the cash flows from the other assets were largely allocated to the Chandler Trusts. As a result, the Company included in treasury stock 80% of the Tribune common and preferred shares held by TMCT and TMCT II. In addition, 80% of the dividends on the preferred and common shares held by TMCT and TMCT II were effectively eliminated. Following the Sept. 22, 2006 transactions and until the Oct. 20, 2006 distribution, the Company included in treasury stock approximately 5% of the Tribune common shares held by TMCT and TMCT II. As a result of the transactions, the Company no longer has any shares of its Series C, D-1 and D-2 preferred stock outstanding, and the Company’s common shares outstanding increased by 1.6 million.

TMCT—At Dec. 31, 2006 and Dec. 25, 2005, the assets of TMCT included eight real properties (“Real Properties”) leased to the Company and a portfolio of fixed income and equity investments (“TMCT

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Portfolio”). The TMCT assets at Dec. 25, 2005 also included 13 million shares of the Company’s common stock and 442,596 shares of the Company’s Series C preferred stock (collectively, “TMCT Shares”). As discussed above, all of the TMCT Shares were distributed to the Company and the Chandler Trusts in 2006. TMCT has no outstanding debt. The estimated fair market values of the TMCT Shares and TMCT Portfolio at Dec. 31, 2006 and Dec. 25, 2005 are shown in the table below (in thousands):

	TMCT Asset Information (unaudited)
	Dec. 31, 2006	Dec. 25, 2005
TMCT Shares	$—	$602,900
TMCT Portfolio	$265,200	$260,800

The Company accounts for the Real Properties lease as a property-financing obligation in its consolidated balance sheet. Under the terms of the original lease agreement, the Company had the option to purchase all of the Real Properties for their fair market value on Aug. 8, 2009, the end of the current lease term. In connection with the TMCT restructuring discussed above, the Company and TMCT amended the lease agreement on Sept. 22, 2006. Under the terms of the amended lease, the Company was granted an accelerated option to acquire the eight properties during the month of January 2008 for $175 million. The Company was also granted an option to acquire the leased properties from Feb. 8, 2008 to three months prior to the expiration of the amended lease. If the Company does not elect to purchase the Real Properties, the Company may elect to extend the lease for two additional 12-year lease terms, with fair market value purchase options at the end of each term. The Sept. 22, 2006 lease amendment extended the properties’ current fixed rental rate through the first additional 12-year lease term. A fair market rental rate would be payable during the second additional 12-year lease term.

Summarized income and expense information for TMCT is shown in the following table for the years ended Dec. 31, 2006, Dec. 25, 2005 and Dec. 26, 2004 (in thousands):

	TMCT Income and Expense Information (unaudited)
	2006	2005	2004
TMCT Shares dividend income	$20,030	$26,706	$23,705
Real Properties lease income	24,166	24,166	24,166
TMCT Portfolio interest and dividend income	12,043	9,508	9,949
TMCT Portfolio net realized gains	3,956	835	2,670
Total	$60,195	$61,215	$60,490
TMCT operating expenses	$(9,629)	$(9,301)	$(9,983)

The Company accounts for its investment in the TMCT Portfolio under the equity method. The Company’s investment in TMCT totaled $24 million, $83 million and $82 million at Dec. 31, 2006, Dec. 25, 2005 and Dec. 26, 2004, respectively. In 2006, 2005 and 2004, the Company recognized equity income of $2 million in each year related to the TMCT Portfolio.

TMCT II—At Dec. 31, 2006 and Dec. 25, 2005, the assets of TMCT II included a portfolio of fixed income investments that were funded with the proceeds from the redemption of six unrelated real estate investment trust interests in 2004 and two in 2005 (“REIT Portfolio”); a portfolio of fixed income and equity investments (“TMCT II Portfolio”); and a portfolio of venture capital and private equity investments (“Venture Capital Portfolio”). The TMCT II assets at Dec. 25, 2005 also included 39 million

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

shares of the Company’s common stock, 380,972 shares of the Company’s Series D-1 preferred stock and 245,100 shares of the Company’s Series D-2 preferred stock (collectively, “TMCT II Shares”). As discussed above, all of the TMCT II Shares were distributed to the Company and the Chandler Trusts in 2006. TMCT II has no outstanding debt. The estimated fair market values of the TMCT II assets at Dec. 31, 2006 and Dec. 25, 2005 are shown in the table below (in thousands):

	TMCT II Asset Information (unaudited)
	Dec. 31, 2006	Dec. 25, 2005
TMCT II Shares	$—	$1,498,800
REIT Portfolio	$591,900	$593,300
TMCT II Portfolio	$114,600	$112,300
Venture Capital Portfolio	$222,500	$260,400

Summarized income and expense information for TMCT II is shown in the following table for the years ended Dec. 31, 2006, Dec. 25, 2005 and Dec. 26, 2004 (in thousands):

	TMCT II Income and Expense Information (unaudited)
	2006	2005	2004
TMCT II Shares dividend income	$37,204	$48,853	$38,809
REIT Portfolio income	37,409	38,417	51,520
TMCT II Portfolio and Venture Capital Portfolio interest and dividend income	8,907	8,244	5,126
TMCT II Portfolio, Venture Capital Portfolio and REIT Portfolio net realized losses	(7,902)	(778)	(21,192)
Total	$75,618	$94,736	$74,263
TMCT II operating expenses	$(9,897)	$(11,319)	$(10,286)

The Company accounts for its investments in the REIT Portfolio, the TMCT II Portfolio and the Venture Capital Portfolio under the equity method. The Company’s investment in TMCT II totaled $42 million at Dec. 31, 2006, $196 million at Dec. 25, 2005 and $198 million at Dec. 26, 2004. The Company recognized equity income related to the REIT Portfolio, TMCT II Portfolio and Venture Capital Portfolio investments of $6 million in 2006, $8 million in 2005 and $9 million in 2004.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8: INVESTMENTS

Investments consisted of the following (in thousands):

	Dec. 31, 2006	Dec. 25, 2005
Time Warner stock related to PHONES debt	$348,480	$282,880
Other cost method investments	14,150	59,355
Equity investments in TMCT and TMCT II(1)	66,016	279,766
Other equity method investments	484,584	293,542
Total investments	$913,230	$915,543

(1)       See Note 7 for further discussion.

Cost method investments in public companies and debt securities were recorded at fair value in the consolidated balance sheets. At Dec. 31, 2006, the Company’s cost method investments included public companies, mainly Time Warner, and private companies. In the third quarter of 2006, the Company sold 2.8 million shares of Time Warner common stock unrelated to the PHONES for net proceeds of $46 million and recorded a pretax gain on sale of $19 million. The cost basis of the Time Warner shares sold was determined using the specific identification method. The investment in Time Warner at Dec. 31, 2006 consisted of 16.3 million shares, mostly related to the PHONES (see Notes 1 and 9).

The Company’s equity method investments at Dec. 31, 2006 included the following private companies:

Company	% Owned
CareerBuilder, LLC	43%
California Independent Postal Systems	50%
Classified Ventures, LLC	28%
Comcast SportsNet Chicago	25%
Consumer Networks	17%
ShopLocal, LLC	43%
Legacy.com	40%
TMCT, LLC(1)	5%
TMCT II, LLC(1)	5%
Topix, LLC	34%
TV Food Network	31%

(1)       See Note 7 for further discussion.

The Company does not guarantee any indebtedness for any of its investees. In the third quarter of 2006, the Company recorded a one-time gain of $48 million, net of tax, as a result of transactions related to its investments in TMCT, LLC and TMCT II, LLC (see Note 7). In the fourth quarter of 2006, the Company sold its 27% interest in BrassRing, resulting in a pretax gain of $17 million. During 2005, the Company sold certain investments resulting in a pretax gain of $7 million. During 2004, the Company sold its 50% interest in La Opinion for $20 million and recorded a pretax gain of $18 million.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

For investments classified as available-for-sale and recorded at fair value under FAS No. 115, the aggregate cost basis, unrealized gain and fair value were as follows (in thousands):

	Dec. 31, 2006			Dec. 25, 2005
	Cost Basis	Unrealized Gain	Fair Value	Cost Basis	Unrealized Gain	Fair Value
Marketable equity securities	$2,335	$11,562	$13,897	$27,521	$26,964	$54,485

The difference between cost and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income (loss) component of shareholders’ equity and amounted to a net gain of $7 million at Dec. 31, 2006 and $16 million at Dec. 25, 2005. The cost bases of the investments in the tables above are net of write-downs recorded in the consolidated statements of income.

NOTE 9: DEBT

Debt consisted of the following (in thousands):

	Dec. 31, 2006	Dec. 25, 2005
Borrowings under bridge credit facility due 2007, interest rate of 6.2%	$1,310,000	$—
Term loan due 2011, interest rate of 6.2%	1,500,000	—
Commercial paper, weighted average interest rate of 5.9% in 2006 and 4.4% in 2005	97,019	923,532
Medium-term notes, weighted average interest rate of 5.6% in 2006 and 6.2% in 2005, due 2006-2008	262,585	555,585
Property financing obligation, effective interest rate of 7.7%, expiring 2009 (see Note 7)	55,711	60,372
4.875% notes due 2010, net of unamortized discount of $564 and $718, respectively	449,436	449,282
7.25% debentures due 2013, net of unamortized discount of $2,137 and $2,478, respectively	79,946	79,605
5.25% notes due 2015, net of unamortized discount of $1,362 and $1,519, respectively	328,638	328,481
7.5% debentures due 2023, net of unamortized discount of $3,969 and $4,204, respectively	94,781	94,546
6.61% debentures due 2027, net of unamortized discount of $2,200 and $2,305, respectively	82,760	82,655
7.25% debentures due 2096, net of unamortized discount of $18,116 and $18,304, respectively	129,884	129,696
Interest rate swap	24,600	29,714
Other notes and obligations	16,898	18,553
Total debt excluding PHONES	4,432,258	2,752,021
Less debt due within one year	(1,429,007)	(302,460)
Long-term debt excluding PHONES	3,003,251	2,449,561
2% PHONES debt related to Time Warner stock, due 2029	572,960	509,701
Total long-term debt	$3,576,211	$2,959,262

Credit Agreements—On June 19, 2006, the Company entered into a five-year credit agreement and a 364-day bridge credit agreement, both of which were amended and restated on June 27, 2006. The five-

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

year credit agreement provides for a $1.5 billion unsecured term facility, of which $250 million was available and used to refinance the medium-term notes that matured on Nov. 1, 2006, and a $750 million unsecured revolving facility. The 364-day bridge credit agreement provided for a $2.15 billion unsecured bridge facility.

The Company entered into these agreements to finance the Company’s tender offer initiated on May 30, 2006 (see Note 15); to repurchase shares of the Company’s common stock from the Robert R. McCormick Tribune Foundation and Cantigny Foundation (see Note 15); to repurchase shares of the Company’s common stock pursuant to open market or privately negotiated transactions; to refinance certain indebtedness; and to pay fees and expenses incurred in connection with the repurchases. In addition, the revolving facility is available for working capital and general corporate purposes, including acquisitions.

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

As of Dec 31, 2006, the Company had outstanding borrowings of $1.5 billion and $1.3 billion under the term facility and the bridge facility, respectively, and the Company had no borrowings under the revolving facility. As of Dec. 31, 2006, the applicable interest rate on both the term facility and the bridge facility was 6.2%. The credit agreements contain certain restrictive covenants, including financial covenants that require the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio. At Dec. 31, 2006, the Company was in compliance with the covenants.

Other Long-Term Debt Issuance—In 2005, the Company issued $450 million ($449 million net of unamortized discount) 4.875% notes due 2010 and $330 million ($328 million net of unamortized discount) 5.25% notes due 2015. The proceeds from the issuance were used to repay commercial paper.

Medium-Term Notes—Notes issued under these programs may not be redeemed by the Company prior to maturity.

Interest Rate Swap—The Company is currently a party to one interest rate swap agreement. This swap agreement relates to the $100 million 7.5% debentures due in 2023 and effectively converts the fixed 7.5% rate to a variable rate based on LIBOR.

Debt Due Within One Year—Debt due within one year at Dec. 31, 2006 includes $1.31 billion of borrowings under the 364-day bridge credit agreement, $97 million of commercial paper and $22 million of property financing and other obligations.

Exchangeable Subordinated Debentures due 2029 (“PHONES”)—In 1999, the Company issued 8 million PHONES for an aggregate principal amount of approximately $1.3 billion. The principal amount was equal to the value of 16 million shares of Time Warner common stock at the closing price of $78.50 per share on April 7, 1999. Quarterly interest payments are made to the PHONES holders at an annual rate of 2% of the initial principal. The Company records both cash and non-cash interest expense on the discounted debt component of the PHONES. The PHONES debenture agreement requires principal payments equal to any dividends declared on the 16 million shares of Time Warner common stock. Time Warner declared total dividends of $.21 per share in 2006 and $.10 per share in 2005. The Company

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

records the dividends it receives on its Time Warner common stock as dividend income and accounts for the related payment to the PHONES holders as principal reduction.

The Company may redeem the PHONES at any time for the higher of the principal value of the PHONES ($156.47 per PHONES at Dec. 31, 2006) or the then market value of two shares of Time Warner common stock, subject to certain adjustments. At any time, holders of the PHONES may exchange a PHONES for an amount of cash equal to 95% (or 100% under certain circumstances) of the market value of two shares of Time Warner common stock. At Dec. 31, 2006, the market value per PHONES was $68.65, and the market value of two shares of Time Warner common stock was $43.56.

Under the provisions of FAS No. 133, the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. The fair value of the derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $549 million and $592 million at Dec. 31, 2006 and Dec. 25, 2005, respectively.

The discounted debt component and derivative component of the PHONES were as follows (in thousands):

	Dec. 31, 2006	Dec. 25, 2005
PHONES Debt:
Discounted debt component (at book value)	$465,280	$454,038
Derivative component (at estimated fair value)	107,680	55,663
Total	$572,960	$509,701
Time Warner stock related to PHONES (at fair value)	$348,480	$282,880

If the PHONES are exchanged in the next year, the Company intends to refinance the PHONES, and has the ability to do so on a long-term basis through its existing revolving credit agreements. Accordingly, the PHONES have been classified as long-term.

Maturities—Debt at Dec. 31, 2006 matures as shown below (in thousands):

2007	$1,429,007
2008	287,023
2009	15,851
2010	451,246
2011	1,832,963
Thereafter	989,128
Total	$5,005,218

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10: CONTRACTS PAYABLE FOR BROADCAST RIGHTS

Contracts payable for broadcast rights are classified as current or long-term liabilities in accordance with the payment terms of the contracts. Required payments under contractual agreements for broadcast rights recorded at Dec. 31, 2006 are shown in the table below (in thousands):

2007	$317,945
2008	163,374
2009	123,766
2010	73,052
2011	40,984
Thereafter	24,751
Total	$743,872

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values and carrying amounts of the Company’s financial instruments are as follows (in thousands):

	Dec. 31, 2006		Dec. 25, 2005
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cost method investments	$365,445	$362,630	$348,791	$342,235
Debt	$4,904,390	$5,005,218	$3,369,007	$3,261,722
Contracts payable for broadcast rights	$696,363	$743,872	$796,278	$858,808

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

Debt—Fair value was estimated based on quoted market prices for similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms. The carrying value of the Company’s derivative instruments approximates fair value. The fair value of the PHONES was determined by reference to the market value resulting from trading on a national securities exchange.

Contracts Payable for Broadcast Rights—Fair value was estimated using the discounted cash flow method.

NOTE 12: COMMITMENTS AND CONTINGENCIES

The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not included in the financial statements. These commitments totaled $682 million at Dec. 31, 2006. Payments for broadcast rights generally commence when the programs become available for broadcast.

The Company had commitments totaling $536 million at Dec. 31, 2006 related to the purchase of property, plant and equipment and talent contracts. In addition, under its current agreement with Abitibi

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Consolidated Inc., the Company has a commitment to purchase 369,000 metric tons of newsprint each year over the next three years based on market prices at the time of purchase. The Company leases certain equipment and office and production space under various operating leases. Net lease expense from continuing operations was $56 million in 2006, $57 million in 2005 and $55 million in 2004. The table below presents the future minimum lease payments to be made under non-cancelable operating leases at Dec. 31, 2006 (in thousands):

2007	$62,149
2008	55,835
2009	47,350
2010	34,370
2011	23,844
Thereafter	45,878
Total	$269,426

The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies. See Note 4 for a discussion of potential liability related to Newsday and Hoy, New York, and see Note 13 for a discussion of potential income tax liabilities. The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

NOTE 13: INCOME TAXES

The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to income taxes reported for continuing operations in the consolidated statements of income (in thousands):

	2006	2005	2004
Income from continuing operations before income taxes and cumulative effect of change in accounting principle	$1,008,995	$1,090,609	$910,100
Federal income taxes at 35%	$353,148	$381,713	$318,535
State and local income taxes, net of federal tax benefit	30,581	37,881	31,549
Matthew Bender/Mosby adjustment	—	150,493	—
Income tax settlements and adjustments	(33,563)	(11,829)	—
Other	(2,024)	9,562	5,640
Income taxes reported	$348,142	$567,820	$355,724
Effective tax rate	34.5%	52.1%	39.1%

In 2006, the Company recorded a favorable $34 million income tax expense adjustment, most of which related to the Company’s PHONES as a result of reaching an agreement with the Internal Revenue Service appeals office pertaining to the deduction of interest expense on the PHONES (see “PHONES Interest” discussion below). In 2005, the Company increased its income tax expense by $150 million as a result of the Matthew Bender Tax Court decision (see “Matthew Bender and Mosby Tax Liability” discussion below) and reduced its income tax expense by $12 million as a result of resolving certain federal income tax issues.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of income tax expense charged to income from continuing operations were as follows (in thousands):

	2006	2005	2004
Currently payable:
U.S. federal	$287,455	$436,362	$273,770
State and local	43,907	44,710	42,289
Sub-total	331,362	481,072	316,059
Deferred:
U.S. federal	13,639	72,716	32,767
State and local	3,141	14,032	6,898
Sub-total	16,780	86,748	39,665
Total	$348,142	$567,820	$355,724

Significant components of the Company’s net deferred tax liabilities were as follows (in thousands):

	Dec. 31, 2006	Dec. 25, 2005
Net properties	$214,770	$239,821
Net intangible assets	1,209,999	1,252,851
Pensions	74,891	316,467
Investments	406,409	417,214
PHONES interest	219,552	267,885
Other future taxable items	18,325	25,880
Total deferred tax liabilities	2,143,946	2,520,118
Broadcast rights	(5,262)	(4,968)
Postretirement and postemployment benefits other than pensions	(54,990)	(64,579)
Deferred compensation	(84,288)	(76,901)
Other accrued liabilities	(55,270)	(89,642)
Accrued employee compensation and benefits	(7,462)	(9,731)
Accounts receivable	(13,211)	(15,834)
Other future deductible items	(18,327)	(15,639)
State operating loss carryforwards	(42,371)	(34,391)
Valuation allowances on state operating loss carryforwards	37,457	29,926
Total deferred tax assets	(243,724)	(281,759)
Net deferred tax liability	$1,900,222	$2,238,359

Operating Loss Carryforwards—At Dec. 31, 2006, the Company had approximately $823 million of operating loss carryforwards for state income tax purposes. These carryforwards arose in certain states primarily as a result of intercompany interest expense, royalty expense and management fees allocated to the Company’s various subsidiaries, and expire between 2007 and 2026. The deferred tax assets related to these carryforwards totaled approximately $42 million, net of federal taxes, at Dec. 31, 2006. However, the Company believes it is more likely than not that $37 million of the deferred tax assets will not be realized because the related carryforwards will expire before being utilized. Therefore, in accordance with FAS No. 109, “Accounting for Income Taxes,” the Company has established valuation allowances of $37 million

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on the deferred tax assets related to the state carryforwards. The state operating loss carryforwards increased in 2006 because the Company generated additional tax losses in certain states.

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

As a result of the Tax Court ruling, the Company increased its tax reserve by an additional $609 million in the third quarter of 2005 by recording additional income tax expense of $150 million, representing additional after-tax interest applicable to the post-acquisition period, and goodwill of $459 million. In accordance with EITF No. 93-7, the Company adjusted goodwill because the tax contingencies existed at the time of the Times Mirror acquisition. On Sept. 30, 2005, the Company paid $880 million to the IRS, representing the federal tax and interest owed on the transactions, and financed the payment through the issuance of commercial paper. On Feb. 10, 2006, the Company made a California state tax and interest payment of approximately $86 million ($55 million after considering the federal tax benefit of the state taxes and interest). The Company expects to make the remaining state tax and interest payments during 2007 and 2008.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the activity with respect to the Matthew Bender and Mosby tax liability is as follows (in millions):

Liability at Dec. 26, 2004:
Tax	$180
After-tax interest ($66 million pretax)	41
Liability at Dec. 26, 2004 (included in “other obligations”)	221
After-tax interest recorded in income tax expense in the first three quarters of 2005 ($11 million pretax)	7
Additional reserve recorded as a result of the Tax Court ruling:
Charged to income tax expense	150
Additional goodwill	459
Liability at Sept. 25, 2005	837
Federal tax and interest paid on Sept. 30, 2005:
Federal tax	(542)
After-tax interest ($338 million pretax)	(210)
After-tax interest recorded in income tax expense in the fourth quarter of 2005 ($3 million pretax)	2
Liability at Dec. 25, 2005	87
After-tax interest ($4 million pretax)	3
California tax and interest paid in February 2006:
State tax ($55 million pretax)	(36)
After-tax interest ($31 million pretax)	(19)
Liability at Dec. 31, 2006 (included in “other current liabilities”)	$35

PHONES Interest—In connection with the routine examination of the Company’s federal income tax returns for 2000 through 2003, the IRS proposed that the Company capitalize the interest on the PHONES as additional tax basis in the Company’s 16 million shares of Time Warner common stock, rather than allowing the Company to currently deduct such interest. The National Office of the IRS has issued a Technical Advice Memorandum that supports the proposed treatment. The Company disagrees with the IRS’s position and requested that the IRS administrative appeals office review the issue. The effect of the treatment proposed by the IRS would be to increase the Company’s tax liability by approximately $189 million for the period 2000 through 2003 and by approximately $177 million for the period 2004 through 2006. If the IRS were to prevail in its proposed treatment, there would be no effect on the Company’s reported income for any of these periods. The potential tax payments would be recorded as a reduction in the Company’s deferred tax liability, and the Company has accrued the interest that would be assessed on these potential payments.

During the fourth quarter of 2006, the Company reached an agreement with the IRS appeals office regarding the deductibility of the PHONES interest expense. The agreement will apply for the tax years 2000 through 2029. Under the terms of the agreement reached with the IRS appeals office, the Company paid approximately $81 million of tax plus interest for tax years 2000 through 2005. The tax payments were recorded as a reduction in the Company’s deferred tax liability, and the interest was recorded as a reduction in the Company’s income tax reserves. The agreement reached with the appeals office may be reviewed by the Joint Committee on Taxation.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Tax Reserves—The Company’s liability for estimated federal and state audit adjustments, including after-tax interest, was approximately $84 million and $96 million at Dec. 31, 2006 and Dec. 25, 2005, respectively. These amounts are included in “other obligations” in the Company’s consolidated balance sheet. The liability declined in 2006 due to the settlement of certain federal and state income tax audits and the PHONES agreement with the IRS appeals office, partially offset by an increase to the liability related to the TMCT transactions discussed in Note 7.

Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

NOTE 14: PENSION AND OTHER POSTRETIREMENT BENEFITS

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

In connection with the Times Mirror acquisition, the Company assumed defined benefit pension plans and various other contributory and non-contributory retirement plans covering substantially all of Times Mirror’s former employees. In general, benefits under the Times Mirror defined benefit plans were based on years of service and the employee’s compensation during the last five years of employment. In December 2005, the pension plan benefits for former Times Mirror non-union and non-Newsday employees were frozen. As a result of the plan freeze, a pretax curtailment gain of $18 million was recorded in 2005. On March 31, 2006, the pension plan benefits for Newsday union and non-union employees were frozen. Benefits provided by Times Mirror’s Employee Stock Ownership Plan (“Times Mirror ESOP”) are coordinated with certain pension benefits and, as a result, the defined benefit plan obligations are net of the actuarially equivalent value of the benefits earned under the Times Mirror ESOP. The maximum offset is equal to the value of the benefits earned under the defined benefit plan.

The Company also maintains several small plans for other employees. The Company’s portion of assets and liabilities for multi-employer union pension plans is not determinable.

Postretirement Benefits Other Than Pensions—The Company provides postretirement health care and life insurance benefits to eligible employees under a variety of plans. The various plans have significantly different provisions for lifetime maximums, retiree cost-sharing, health care providers, prescription drug coverage and other benefits.

Obligations and Funded Status—As discussed in Note 1, the Company adopted FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, as of Dec. 31, 2006. FAS No. 158 requires the Company to recognize the overfunded or underfunded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which changes occur through comprehensive income. See Note 1 for a summary of the impact the adoption of FAS 158 had on the Company’s consolidated balance sheet as of Dec. 31, 2006. Prior to Dec. 31, 2006, the Company accounted for its defined benefit pension plans under FAS No. 87, “Employers’ Accounting for Pensions” and accounted for its other postretirement benefit plans under FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions”.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized information for the Company’s defined benefit pension and other postretirement plans is provided below (in thousands):

	Pension Plans		Other Postretirement Plans
	Dec. 31, 2006	Dec. 25, 2005	Dec. 31, 2006	Dec. 25, 2005
Change in benefit obligations:
Projected benefit obligations, beginning of year	$1,599,129	$1,461,180	$140,465	$191,540
Service cost	3,934	25,160	1,335	1,469
Interest cost	84,349	81,436	7,367	7,774
Plan amendments	—	—	—	97
Curtailment gain	—	(44,566)	—	—
Special termination benefits	1,382	1,434	—	—
Impact of Medicare Reform Act	—	—	1,200	—
Actuarial (gain) loss	(57,317)	156,385	3,471	(45,095)
Benefits paid	(84,566)	(81,900)	(14,006)	(15,320)
Projected benefit obligations, end of year	1,546,911	1,599,129	139,832	140,465
Change in plans’ assets:
Fair value of plans’ assets, beginning of year	1,598,398	1,559,351	—	—
Actual return on plans’ assets	243,209	113,769	—	—
Employer contributions	7,429	7,178	14,006	15,320
Benefits paid	(84,566)	(81,900)	(14,006)	(15,320)
Fair value of plans’ assets, end of year	1,764,470	1,598,398	—	—
Funded (under funded) status of the plans	$217,559	(731)	$(139,832)	(140,465)
Unrecognized net actuarial loss (gain)		869,596		(12,659)
Unrecognized prior service cost		2,518		(11,213)
Unrecognized transition asset		(1)		—
Prepaid (accrued) benefit cost		$871,382		$(164,337)

Amounts recognized in the statement of financial position at Dec. 31, 2006 consisted of (in thousands):

	Pension Plans	Other Postretirement Plans
Prepaid pension costs	$293,455	$—
Employee compensation and benefits	(6,163)	—
Deferred compensation and benefits	(69,733)	(139,832)
Net amount recognized	$217,559	$(139,832)

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts included in prepaid (accrued) benefit costs at Dec. 25, 2005 consisted of (in thousands):

	Pension Plans	Other Postretirement Plans
Prepaid benefit costs	$908,895	$—
Accrued benefit costs	(83,759)	(164,337)
Intangible asset	507	—
Accumulated other comprehensive income (loss)	45,739	—
Net amount recognized	$871,382	$(164,337)

The accumulated benefit obligation, which excludes the impact of future compensation increases, for all defined benefit pension plans was $1,543 million and $1,566 million at Dec. 31, 2006 and Dec. 25, 2005, respectively. The projected benefit obligation at Dec. 31, 2006 includes $1,473 million related to the Company’s qualified pension plans and $74 million related to its non-qualified plans. The Company’s non-qualified plans are not funded.

The components of net periodic benefit cost for Company-sponsored plans were as follows (in thousands):

	Pension Plans			Other Postretirement Plans
	2006	2005	2004	2006	2005	2004
Service cost	$3,934	$25,160	$21,177	$1,335	$1,469	$1,752
Interest cost	84,349	81,436	80,474	7,367	7,774	10,323
Expected return on plans’ assets	(128,836)	(127,346)	(131,118)	—	—	—
Recognized actuarial loss	67,018	59,095	44,533	(127)	—	—
Amortization of prior service costs	220	(1,415)	(1,834)	(1,444)	(1,444)	(1,314)
Amortization of transition asset	(1)	(5)	(5)	—	(439)	—
Special termination benefits(1)	1,382	1,434	1,440	—	—	—
Curtailment gain	—	(17,825)	—	—	—	—
Net periodic benefit cost	$28,066	$20,534	$14,667	$7,131	$7,360	$10,761

(1)       Costs related to position eliminations.

The changes in minimum pension liabilities included in other comprehensive income (loss) for Company-sponsored plans were as follows (in thousands):

	Pension Plans			Other Postretirement Plans
	2006	2005	2004	2006	2005	2004
Change in minimum pension liabilities included in other comprehensive income, net of tax	$18,987	$(20,597)	$(1,700)	$—	$—	$—

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts recognized in the accumulated other comprehensive income (loss) component of shareholders’ equity for Company-sponsored plans as a result of the adoption of FAS No. 158 as of Dec. 31, 2006 were as follows (in thousands):

	Pension Plans	Other Postretirement Plans	Total
Unrecognized net actuarial gains (losses), net of tax	$(384,859)	$5,527	$(379,332)
Unrecognized prior service costs, net of tax	(1,400)	5,959	4,559
Total	$(386,259)	$11,486	$(374,773)

During 2007, the Company expects to recognize as part of its net periodic pension benefit cost approximately $51.3 million of net actuarial losses and $.2 million of prior service costs that are included, after taxes, in the accumulated other comprehensive income (loss) component of shareholders’ equity at Dec. 31, 2006.

Assumptions—Weighted average assumptions used each year in accounting for pension benefits and other postretirement benefits were:

	Pension Plans		Other Postretirement Plans
	2006	2005	2006	2005
Discount rate for expense	5.50%	5.75%	5.50%	5.75%
Discount rate for obligations	5.75%	5.50%	5.75%	5.50%
Increase in future salary levels for expense	3.50%	3.50%	—	—
Increase in future salary levels for obligations	3.50%	3.50%	—	—
Long-term rate of return on plans’ assets	8.50%	8.50%	—	—

The Company used a building block approach to determine its current 8.5% assumption for the long-term expected rate of return on pension plan assets. Based on historical market studies, the Company’s long-term expected returns for equity and fixed income securities approximate 10% and 6%, respectively. The Company’s current 2007 target asset allocation for pension plan assets is 75% in equity securities and 25% in fixed income securities and other. The Company bases the rate used for discounting future benefit obligations and calculating interest cost on an index of Aa-rated corporate bonds.  The duration of the bonds in the index approximates the timing of future payments for the Company’s benefit obligations.

Prior to the adoption of FAS No. 158, the Company’s prepaid pension asset at Dec. 31, 2006 and Dec. 25, 2005 included an unrecognized net actuarial loss of $631 million and $870 million, respectively. A significant portion of this net actuarial loss resulted from the difference between the Company’s expected returns on plan assets and the actual losses on plan assets in 2002 and 2001. Expected returns on plan assets were $158 million and $176 million in 2002 and 2001, respectively; actual losses were $161 million and $113 million, respectively. Upon adoption of FAS No. 158, the Company recognized the $631 million of actuarial losses, after taxes, in the accumulated other comprehensive income (loss) component of shareholders’ equity at Dec. 31, 2006. In accordance with FAS No. 87, the actuarial loss will be recognized in net periodic pension expense over approximately 11 years, representing the estimated average remaining service period of active employees expected to receive benefits, with corresponding adjustments made to accumulated other comprehensive income (loss) in accordance with FAS No. 158. The Company’s policy is

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to incorporate asset-related gains and losses into the asset value used to calculate the expected return on plan assets and into the calculation of amortization of unrecognized net actuarial loss over a four-year period.

Plan Assets—The Company’s pension plans’ asset allocations at Dec. 31, 2006 and Dec. 25, 2005 were as follows (in millions):

	Plan Assets
Asset Category	Dec. 31, 2006		Dec. 25, 2005
Equity securities	$1,344	76.2%	$1,186	74.2%
Fixed income securities	334	18.9%	329	20.6%
Other	86	4.9%	83	5.2%
Total	$1,764	100%	$1,598	100%

Health Care Cost Trend Rates—For purposes of measuring 2006 postretirement health care costs, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2006. The rate was assumed to decrease gradually to 5.0% for 2010 and remain at that level thereafter. For purposes of measuring health care obligations at Dec. 31, 2006, a 9.0% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. The rate was assumed to decrease gradually to 5.0% for 2012 and remain at that level thereafter. On Dec. 8, 2003, the Medicare Prescription Drug, Improvement and Modernization Act of 2003 (“Act”) were signed into law. The Act resulted in a $15 million reduction in the accumulated other postretirement obligations for prior service costs in 2004 and a $1 million reduction in net periodic postretirement benefit costs.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of the date of this report, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$415	$(368)
Projected benefit obligation	$7,486	$(6,624)

Cash Flows—The Company contributed $7 million to certain of its union and non-qualified pension plans and $14 million to its other postretirement plans in 2006. The Company plans to contribute $8 million to certain of its union and non-qualified pension plans and $13 million to its other postretirement plans in 2007.

Expected Future Benefit Payments—The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Postretirement Benefits
2007	$79,967	$14,211
2008	81,579	14,233
2009	84,233	14,310
2010	87,050	14,488
2011	89,421	14,619
2012-2016	495,915	69,089

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 15: CAPITAL STOCK AND SHARE PURCHASE RIGHTS PLAN

Under the Company’s Restated Certificate of Incorporation, 12 million shares of preferred stock are authorized. Preferred stock is issuable in series under terms and conditions determined by the Company’s Board of Directors.

Series C, D-1 and D-2 Convertible Preferred Stock—In connection with the June 12, 2000 merger with Times Mirror, outstanding shares of Times Mirror cumulative, non-voting preferred stock were converted into shares of Tribune preferred stock with similar terms. A total of 213,733 shares of the Company’s Series C-1, D-1 and D-2 convertible preferred stock, net of treasury stock, were issued due to the conversion.  The Series C, D-1 and D-2 convertible preferred stocks related to Times Mirror recapitalization transactions whereby TMCT, LLC and TMCT II, LLC (see Note 7) were formed. In connection with a restructuring of TMCT, LLC and TMCT II, LLC, all of these preferred shares were distributed to the Company on Sept. 22, 2006. As a result, the Company has no preferred shares outstanding effective as of Sept. 22, 2006.  Series C convertible preferred stock was cumulative, non-voting preferred stock, which was entitled to annual dividends of 8%, based on liquidation value. Dividends for Series D-1 and D-2 preferred stock were paid at the annual rate of 6.91%, 6.67% and 6.44% in 2006, 2005, and 2004, respectively. The Series C, D-1 and D-2 preferred stocks were convertible into the Company’s common stock in 2025 and thereafter. The conversion factor was calculated by dividing $500 plus accrued and unpaid dividends by the average closing prices of the Company’s common stock for the 20 trading days immediately preceding the conversion date.

Common and Treasury Stock—At Feb. 16, 2007, there were 3,787 holders of record. The following table summarizes the Company’s common stock repurchases during 2006 (in thousands):

	Shares	Cost
Repurchases in the first quarter	4,604	$137,746
Tender offer repurchases	45,027	1,468,270
Repurchases from the Robert R. McCormick Tribune Foundation and Cantigny Foundation	10,000	325,300
Repurchases subsequent to the tender offer	11,053	330,952
Total common stock repurchases	70,684	$2,262,268

On May 30, 2006, the Company initiated a modified “Dutch Auction” tender offer to repurchase up to 53 million shares of its common stock at a price per share not greater than $32.50 and not less than $28.00. The tender offer closed on June 26, 2006, and the Company acquired 45 million shares of its common stock on July 5, 2006 at a price of $32.50 per share before transaction costs. The Company also acquired 10 million shares of its common stock from the Robert R. McCormick Tribune Foundation and the Cantigny Foundation on July 12, 2006 at a price of $32.50 per share before transaction costs. The Robert R. McCormick Tribune Foundation and the Cantigny Foundation are affiliated non-profit organizations, which together held 13.6% of the Company’s outstanding shares when the tender offer was launched. In connection with the tender offer, the board of directors also authorized the repurchase of an additional 12 million shares of the Company’s common stock commencing on the eleventh business day following the completion of the tender offer. In the third quarter of 2006, the Company repurchased an additional 11.1 million shares under that authorization at a weighted average cost of $29.94 per share. In addition, the Company repurchased and retired 4.6 million shares of its common stock in the first quarter of 2006.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

During 2005, the Company repurchased and retired 12.2 million shares of its common stock in the open market for $440 million. During 2004, the Company repurchased and retired 15.5 million shares of its common stock in the open market for $732 million. At Dec. 31, 2006, 60.7 million treasury shares were held by subsidiaries of the Company.

Share Purchase Rights Plan—In December 1997, the Company adopted a Share Purchase Rights Plan that replaced a similar agreement. The plan provides for a dividend of one right on each outstanding share of the Company’s common stock. Each right will entitle stockholders to buy one two-hundredth of a share of Series A Junior Participating preferred stock at an exercise price of $125. These rights expire Jan. 5, 2008. The rights have no voting rights and are not exercisable until 10 days after the occurrence of certain triggering events, upon which the holders of the rights are entitled to purchase either the common stock of an acquirer or additional common stock of the Company at a discounted price. The rights are redeemable at the option of the Company for $.005 per right. The Company has established a series of two million shares of Series A Junior Participating Preferred Stock in connection with the plan, none of which have been issued.

NOTE 16: INCENTIVE COMPENSATION AND STOCK PLANS

Defined Contribution Plans—The Company maintains various qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. The plans allow participants to invest their savings in various investments including the Company’s common stock. In 2004, the Company enhanced its primary 401(k) plan to include a larger Company contribution. This new plan was designed to replace the Company’s Employee Stock Ownership Plan that was fully allocated at the end of 2003. In 2006, the Company amended its primary 401(k) plan to make a portion of the Company’s contributions discretionary. Amounts charged to expense for all of the Company’s defined contribution plans totaled $65 million in 2006, $59 million in 2005 and $60 million in 2004.

Employee Stock Purchase Plan—This plan permits eligible employees to purchase the Company’s common stock at 85% of market price. The Company incurred charges of $.2 million in 2006, 2005 and 2004 related to the administration of this plan. During 2006, 2005 and 2004, 598,186, 682,624 and 617,651 shares, respectively, were sold to employees under this plan. A total of 16 million shares can be purchased under this plan. As of Dec. 31, 2006, a total of 2.5 million shares remained available for sale. The weighted average fair value of shares sold in 2006 was $30.64.

Tribune Company Incentive Compensation Plan—In 1997, the 1992 Long-Term Incentive Plan was replaced with the 1997 Incentive Compensation Plan, which was amended and restated in 2004 as the Tribune Company Incentive Compensation Plan (the “Incentive Plan”). At Dec. 31, 2006, there were no options outstanding under the 1992 plan. The Incentive Plan provides for the granting of awards to eligible employees in any one or combination of stock options, performance equity program awards and annual management incentive program bonuses. At Dec. 31, 2006, options outstanding under the Incentive Plan totaled 35.9 million shares, of which 32.4 million shares were exercisable. At Dec. 31, 2006, a total of 33.9 million shares were available for award under the Incentive Plan. The stock options assumed in the Times Mirror acquisition are fully vested and exercisable. At Dec. 31, 2006, the converted Times Mirror stock options outstanding and exercisable totaled 6.2 million shares.  Beginning in 2007, the Company intends to reissue shares from treasury stock for the exercise of its outstanding stock options and the vesting of restricted stock units and dividend equivalent units.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In the first quarter of 2006, the Company adopted FAS No. 123R, “Share-Based Payment,” which superseded Accounting Principles Board (“APB”) Opinion No. 25, FAS No. 123 and related interpretations. FAS No. 123R requires the Company to expense stock-based compensation in its income statement. Under FAS No. 123R, stock-based compensation cost is measured at the grant date based on the estimated fair value of the award. The Company adopted FAS No. 123R in the first quarter of 2006 using the modified prospective application method and did not restate prior years. FAS No. 123R requires stock-based compensation expense to be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (the “substantive vesting period”). The Incentive Plan provides that awards generally vest upon the death, disability or retirement of an employee. As a result, stock-based grants issued to retirement eligible employees are required to be expensed immediately.

Prior to the adoption of FAS No. 123R, the Company accounted for its stock-based compensation plans in accordance with APB No. 25 and related interpretations. Under APB No. 25, no compensation expense was recorded because the exercise price of employee stock options equaled the market price of the underlying stock on the date of grant. Under the provisions of APB No. 25, the Company was not required to recognize compensation expense for its Employee Stock Purchase Plan. See Note 1 for pro forma stock-based compensation expense calculated under FAS No. 123 for 2005 and 2004.

The following table summarizes the impact of the adoption of FAS 123R on the Company’s consolidated statement of income for the year ended Dec. 31, 2006 (in thousands except per share data):

Stock-based compensation expense:
Options	$8,774
Restricted stock units(1)	20,117
Employee stock purchase plan	2,704
Total stock-based compensation expense	31,595
Income tax benefit	(12,322)
Total impact on net income from continuing operations	(19,273)
Impact on discontinued operations, net of tax	(134)
Total impact on net income	$(19,139)
Impact on earnings per share from continuing operations:
Basic	$.07
Diluted	$.07

(1)         Expense for restricted stock units would have been recorded under APB No. 25

Total stock-based compensation costs included $.2 million of costs related to discontinued operations and $.1 million of capitalized costs for a total of $31.9 million in 2006. A deferred tax asset of $11 million was recorded related to stock-based compensation costs during 2006.

As of Dec. 31, 2006, the Company had not yet recognized compensation cost on the following non-vested awards (in thousands):

	Non-vested	Remaining
	Compensation	Recognition Period
Options	$5,478	2.12 years
Restricted stock units	23,214	2.12 years
Total	$28,692

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In determining the fair value of compensation cost, the Company values restricted stock unit awards at the quoted closing market price on the date of grant. The fair value of stock option awards is determined using the Black-Scholes option-pricing model, which incorporated the assumptions in the following table for general and replacement awards granted during 2006, 2005 and 2004. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility is based on actual historical volatility. Expected life is based on historical experience and consideration of changes in option terms.

	2006		2005		2004
	General Awards	Replacement Awards	General Awards	Replacement Awards	General Awards	Replacement Awards
Risk-free interest rate	4.6%	*	3.7%	3.3%	3.2%	1.7%
Expected dividend yield	2.5%	*	1.8%	1.8%	1.0%	1.0%
Expected stock price volatility	22.0%	*	28.1%	22.8%	31.1%	25.4%
Expected life (in years)	4	*	5	3	5	2
Weighted average fair value	$5.96	*	$10.49	$6.96	$15.45	$7.46

*No replacement awards were granted in 2006

Under the Incentive Plan, the exercise price of a stock option award may not be less than the market price of the Company’s common stock at the time the stock option award is granted. Stock option awards are exercisable not less than six months or more than 10 years after the date the stock option award is granted. General stock option awards granted after 2003 have an 8-year term. General stock option awards granted under the Plan prior to 2006 vest in annual 25% increments beginning one year from the date of the grant. General stock option awards granted under the Plan in 2006 vest in annual 33% increments beginning one year from the date of the grant.

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

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity and weighted average exercise prices and fair values related to general stock option awards follows (shares in thousands):

	General Options(1)
	2006			2005			2004
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value
Outstanding, beginning of year	34,489	$38.35	$15.03	32,991	$37.92	$15.59	34,117	$35.76	$15.50
Granted	1,938	31.16	5.96	3,780	40.30	10.64	4,102	51.95	15.44
Exercised	(1,101)	21.24	20.25	(993)	23.96	18.40	(4,667)	33.33	15.00
Canceled/forfeited	(1,884)	42.13	13.57	(1,289)	43.57	13.68	(561)	43.81	14.05
Outstanding, end of year	33,442	38.30	14.38	34,489	38.35	15.03	32,991	37.92	15.59
Exercisable, end of year(2)	31,469	$38.75	$14.93	32,993	$38.28	$15.08	20,610	$33.13	$16.35

(1)       Includes options assumed in the Times Mirror acquisition.

(2)       In 2005, the Company accelerated the vesting of approximately nine million options granted in 2003, 2004 and 2005 (see Note 1).

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity and weighted average exercise prices and fair values related to replacement options follows (shares in thousands):

	Replacement Options
	2006			2005			2004
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value	Shares	Weighted Avg. Exercise Price	Weighted Avg.Fair Value
Outstanding, beginning of year	9,520	$47.79	$8.06	10,845	$47.79	$8.11	10,420	$46.08	$8.27
Granted	—	—	—	13	41.83	6.96	2,428	51.16	7.46
Exercised	—	—	—	(20)	42.20	8.43	(1,274)	41.48	8.16
Canceled/forfeited	(2,335)	46.83	8.13	(1,318)	47.93	8.46	(729)	46.48	8.14
Outstanding, end of year	7,185	48.10	8.04	9,520	47.79	8.06	10,845	47.79	8.11
Exercisable, end of year	7,185	$48.10	$8.04	9,507	$47.80	$8.06	8,589	$46.92	$8.29

The weighted average remaining contractual term of general and replacement stock option awards was approximately 4.1 years for all outstanding awards and approximately 4.0 years for exercisable awards as of Dec. 31, 2006.

The total intrinsic value (the excess of the market price over the exercise price) was approximately $49 million for general and replacement stock option awards outstanding and exercisable as of Dec. 31, 2006. The total intrinsic value for stock options exercised in 2006 was approximately $11 million. In addition, the Company realized approximately $4 million of tax benefits and received approximately $22 million from the exercise of stock options during 2006.

The following table summarizes information about general options outstanding and general options exercisable at Dec. 31, 2006 (shares in thousands):

	General Options(1)
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$12.32-$24.35	5,968	3.9	$22.60	5,968	$22.60
$24.36-$39.93	6,105	4.5	$34.20	4,143	$35.49
$39.94-$40.50	8,420	4.4	$40.36	8,420	$40.36
$40.51-$52.50	12,949	5.6	$46.13	12,938	$46.13
Totals	33,442	4.8	$38.30	31,469	$38.75

(1)             Includes options assumed in the Times Mirror acquisition.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes information about replacement options outstanding and replacement options exercisable at Dec. 31, 2006 (shares in thousands):

	Replacement Options
	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted Avg. Remaining Life	Weighted Avg. Exercise Price	Number Exercisable	Weighted Avg. Exercise Price
$30.44-$42.61	497	1.7	$41.34	497	$41.34
$42.62-$48.70	3,149	2.0	$45.84	3,149	$45.84
$48.71-$60.88	3,539	3.1	$51.06	3,539	$51.06
Totals	7,185	2.5	$48.10	7,185	$48.10

The Incentive Plan also allows the Company to grant restricted stock units. The Company did not grant restricted stock units prior to 2006. In 2006, the Company granted restricted stock units which vest either in annual 33% increments beginning one year from the date of the grant, or 100% three years from the date of grant. Each restricted stock unit represents the Company’s obligation to deliver to the holder one share of common stock upon vesting.

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

A summary of restricted stock unit and dividend equivalent unit activity and weighted average fair values follows (shares in thousands):

	2006		2005		2004
	Shares	Weighted Avg. Fair Value *	Shares	Weighted Avg. Fair Value *	Shares	Weighted Avg. Fair Value *
Outstanding and nonvested, beginning of year	—	—	—	—	—	—
Restricted stock units granted	1,523	$31.18	—	—	—	—
Dividend equivalent units granted	34	—	—	—	—	—
Forfeited	(33)	$31.16	—	—	—	—
Outstanding and nonvested, end of year	1,524	$31.18	—	—	—	—

*Represents weighted average fair value of restricted stock units at date of grant or assumption.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17: COMPREHENSIVE INCOME

Comprehensive income reflects all changes in the net assets of the Company during the period from transactions and other events and circumstances, except those resulting from stock issuances, stock repurchases and dividends. The Company’s comprehensive income includes net income, the change in minimum pension liabilities, unrealized gains and losses on marketable securities classified as available-for-sale, and foreign currency translation adjustments. Beginning in the Company’s 2007 fiscal year, and as a result of the Company’s adoption of FAS No. 158 as of Dec. 31, 2006, other comprehensive income (loss) will no longer include the change in minimum pension liabilities, but will include changes in unrecognized benefit cost gains and losses. The Company’s comprehensive income was as follows (in thousands):

	2006	2005	2004
Net income	$593,995	$534,689	$555,536
Change in minimum pension liabilities, net of taxes of ($12,139), $13,168 and $1,116, respectively	18,987	(20,597)	(1,700)
Unrealized gain (loss) on marketable securities:
Unrealized holding gain (loss) arising during the period, net of taxes of $1,234, ($2,098), and $612, respectively	1,929	(3,282)	796
Adjustment for (gain) loss on investment sales included in net income, net of taxes of ($7,241), $116 and ($64), respectively	(11,325)	(181)	100
Unrealized gain (loss) on marketable securities, net of taxes	(9,396)	(3,463)	896
Change in foreign currency translation adjustments, net of taxes of $117, ($45) and $75, respectively	183	(70)	118
Other comprehensive income (loss)	9,774	(24,130)	(686)
Comprehensive income	$603,769	$510,559	$554,850

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated other comprehensive income (loss) is a separate component of shareholders’ equity on the Company’s balance sheet. A reconciliation of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

	2006	2005	2004
Minimum pension liabilities, net of tax:
Balance, beginning of year	$(27,901)	$(7,304)	$(5,604)
Current year change prior to adoption of FAS No. 158	18,987	(20,597)	(1,700)
Change due to adoption of FAS No. 158	8,914	—	—
Balance, end of year	—	(27,901)	(7,304)
Unrecognized benefit cost gains and (losses), net of tax:
Balance, beginning of year	—	—	—
Change due to adoption of FAS No. 158	(374,773)	—	—
Balance, end of year	(374,773)	—	—
Unrealized gain (loss), net of tax, on marketable securities:
Balance, beginning of year	16,447	19,910	19,014
Current year change	(9,396)	(3,463)	896
Balance, end of year	7,051	16,447	19,910
Foreign currency translation adjustments, net of tax:
Balance, beginning of year	154	224	106
Current year change	183	(70)	118
Balance, end of year	337	154	224
Accumulated other comprehensive income (loss)	$(367,385)	$(11,300)	$12,830

The adoption of FAS No. 158 resulted in a net increase in accumulated other comprehensive loss, and a corresponding net decrease in shareholders’ equity, of $366 million at Dec. 31, 2006 (see Notes 1 and 14 for additional information on the impact of the adoption of FAS No. 158).

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

Publishing—Tribune Publishing operates 11 market-leading daily newspapers and related businesses, distributes entertainment listings and syndicated content, operates a 24-hour cable news channel, and manages the websites of Tribune’s daily newspapers and television stations, along with other branded sites targeting specific communities of interest. The daily newspapers are the Los Angeles Times; Chicago Tribune; Newsday; serving Nassau and Suffolk counties on Long Island, New York and the borough of Queens, New York; South Florida Sun-Sentinel; Orlando Sentinel; The Sun; Hartford Courant; The Morning Call, serving Pennsylvania’s Lehigh Valley; Daily Press, serving the Virginia Peninsula; and The Advocate and Greenwich Time, each serving Connecticut’s Fairfield County.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Broadcasting and Entertainment—The Company’s broadcasting operations currently consist of The CW Network affiliates in New York, Los Angeles, Chicago, Dallas, Washington D.C., Houston, Miami, Denver, St. Louis, Portland, Indianapolis, San Diego, Hartford, and New Orleans; FOX television affiliates in Seattle, Sacramento, Indianapolis, Hartford, Grand Rapids and Harrisburg; MyNetwork affiliates in Philadelphia and Seattle; an ABC television affiliate in New Orleans; and one radio station in Chicago. The Company’s affiliates of the CW Network and MyNetworkTV were formerly affiliates of the WB Television Network. On Jan. 24, 2006, the Company announced that it had reached a 10-year agreement to affiliate 16 of its former WB Network affiliated stations with a new broadcast network, The CW Network, which launched in the fall of 2006. The WB Network shut down at that time. In the second quarter of 2006, the Company announced that its other three former WB Network affiliates (Atlanta, Philadelphia and Seattle) would become affiliates of the new broadcast network, MyNetworkTV, which was launched in September 2006 by FOX Television Stations Network Inc. and Twentieth Century Television. The Company subsequently sold its Atlanta affiliate in August 2006 and its CW Network affiliates in Boston and Albany in December 2006 (see Note 3 for additional information on the sales of these stations). Entertainment operations include Tribune Entertainment, which distributes its own programming together with programming licensed from third parties, and the Chicago Cubs baseball team.

No single customer provides more than 10% of the Company’s revenue. In determining operating profit for each segment, none of the following items have been added or deducted: interest and dividend income, interest expense, equity income and loss, non-operating items or income taxes. Assets represent those tangible and intangible assets used in the operations of each segment. Corporate assets include cash and the Company’s investment portfolio.

TRIBUNE COMPANY AND SUBSIDIARIES
BUSINESS SEGMENTS
(In thousands of dollars)

	2006	2005	2004
Operating Revenues
Publishing	$4,092,562	$4,096,850	$4,129,850
Broadcasting and entertainment	1,425,146	1,414,433	1,501,581
Total operating revenues	$5,517,708	$5,511,283	$5,631,431
Operating Profit (Loss)(1)
Publishing	$749,189	$759,713	$726,207
Broadcasting and entertainment	391,533	416,891	513,289
Corporate expenses	(55,712)	(49,413)	(52,218)
Total operating profit	$1,085,010	$1,127,191	$1,187,278
Depreciation
Publishing(2)	$166,005	$183,695	$171,599
Broadcasting and entertainment	39,815	36,828	38,327
Corporate	1,380	1,630	1,635
Total depreciation	$207,200	$222,153	$211,561
Amortization of Intangible Assets
Publishing	$8,258	$7,231	$7,430
Broadcasting and entertainment	11,555	11,657	11,126
Total amortization of intangible assets	$19,813	$18,888	$18,556
Capital Expenditures
Publishing	$173,459	$163,317	$171,435
Broadcasting and entertainment	42,227	36,851	35,266
Corporate	6,221	5,777	10,647
Total capital expenditures	$221,907	$205,945	$217,348
Assets
Publishing	$8,512,512	$8,637,176	$8,218,516
Broadcasting and entertainment	3,987,449	4,425,135	4,444,988
Corporate	900,811	1,483,931	1,491,928
Total assets	$13,400,772	$14,546,242	$14,155,432

(1)          Operating profit for each segment excludes interest and dividend income, interest expense, equity income and loss, non-operating items and income taxes.

(2)          Publishing depreciation for 2005 includes $16 million of accelerated depreciation expense related to the shut down of the Los Angeles Times’ San Fernando Valley printing facility (see Note 2).

TRIBUNE COMPANY AND SUBSIDIARIES
2006 QUARTERLY RESULTS (Unaudited)
(In thousands of dollars, except per share data)

	Quarters				2006
	First	Second	Third	Fourth	Total
Operating Revenues
Publishing	$996,529	$1,028,303	$956,480	$1,111,250	$4,092,562
Broadcasting and entertainment	284,102	392,886	392,555	355,603	1,425,146
Total operating revenues	$1,280,631	$1,421,189	$1,349,035	$1,466,853	$5,517,708
Operating Profit
Publishing	$174,222	$208,657	$141,232	$225,078	$749,189
Broadcasting and entertainment	67,451	110,396	107,800	105,886	391,533
Corporate expenses	(20,363)	(14,020)	(13,718)	(7,611)	(55,712)
Total operating profit	221,310	305,033	235,314	323,353	1,085,010
Net income on equity investments	6,548	26,017	18,743	29,465	80,773
Interest and dividend income	2,180	2,472	4,678	4,815	14,145
Interest expense	(48,772)	(47,279)	(84,324)	(93,527)	(273,902)
Gain (loss) on change in fair values of derivatives and related investments(1)	(10,317)	(6,121)	(17,746)	45,272	11,088
Gain on TMCT transactions(1)	—	—	59,596	—	59,596
Gain (loss) on sales of investments, net(1)	3,466	(161)	17,507	15,920	36,732
Other non-operating gain (loss), net(1)	(6,846)	(442)	4,168	(1,327)	(4,447)
Income from Continuing Operations Before Income Taxes	167,569	279,519	237,936	323,971	1,008,995
Income taxes(1)	(65,718)	(116,385)	(74,154)	(91,885)	(348,142)
Income from Continuing Operations	101,851	163,134	163,782	232,086	660,853
Income (Loss) from Discontinued Operations, net of tax	913	(75,300)	558	6,971	(66,858)
Net Income	102,764	87,834	164,340	239,057	593,995
Preferred dividends	(2,103)	(2,103)	(2,103)	—	(6,309)
Net Income Attributable to Common Shares	$100,661	$85,731	$162,237	$239,057	$587,686
Earnings Per Share(2)
Basic:
Continuing Operations	$.33	$.53	$.65	$.97	$2.40
Discontinued Operations	—	(.25)	—	.03	(.25)
Net income	$.33	$.28	$.66	$1.00	$2.16
Diluted:
Continuing Operations	$.33	$.53	$.65	$.96	$2.39
Discontinued Operations	—	(.25)	—	.03	(.24)
Net income	$.33	$.28	$.65	$.99	$2.14
Common Dividends Per Share	$.18	$.18	$.18	$.18	$.72
Common Stock Price (High-Low)	$27.79-31.84	$27.09-32.94	$28.66-34.28	$30.74-33.99

Notes to Quarterly Results:

(1)        See Note 2 to the consolidated financial statements for information pertaining to non-operating items recorded in 2006 and 2005.

TRIBUNE COMPANY AND SUBSIDIARIES
2005 QUARTERLY RESULTS (Unaudited)
(In thousands of dollars, except per share data)

	Quarters				2005
	First	Second	Third	Fourth	Total
Operating Revenues
Publishing	$1,005,512	$1,038,624	$980,354	$1,072,360	$4,096,850
Broadcasting and entertainment	289,593	401,855	403,349	319,636	1,414,433
Total operating revenues	$1,295,105	$1,440,479	$1,383,703	$1,391,996	$5,511,283
Operating Profit
Publishing	$198,539	$217,651	$169,730	$173,793	$759,713
Broadcasting and entertainment	62,353	128,370	126,866	99,302	416,891
Corporate expenses	(13,448)	(13,472)	(13,108)	(9,385)	(49,413)
Total operating profit	247,444	332,549	283,488	263,710	1,127,191
Net income on equity investments	471	11,897	8,051	20,790	41,209
Interest and dividend income	1,082	1,165	2,888	2,404	7,539
Interest expense	(35,091)	(35,367)	(38,617)	(46,116)	(155,191)
Gain (loss) on change in fair values of derivatives and related investments(1)	(2,253)	61,803	27,120	(24,486)	62,184
Gain on sales of investments, net(1)	1,109	1,299	487	3,885	6,780
Other non-operating gain (loss), net(1)	(2,700)	3,794	(432)	235	897
Income from Continuing Operations Before Income Taxes	210,062	377,140	282,985	220,422	1,090,609
Income taxes(1)	(70,031)	(147,254)	(261,298)	(89,237)	(567,820)
Income from Continuing Operations	140,031	229,886	21,687	131,185	522,789
Income from Discontinued Operations, net of tax	2,814	3,506	2,324	3,256	11,900
Net Income	142,845	233,392	24,011	134,441	534,689
Preferred dividends	(2,090)	(2,090)	(2,090)	(2,094)	(8,364)
Net Income Attributable to Common Shares	$140,755	$231,302	$21,921	$132,347	$526,325
Earnings Per Share(2)
Basic:
Continuing Operations	$.43	$.72	$.06	$.42	$1.64
Discontinued Operations	.01	.01	.01	.01	.04
Net income	$.44	$.73	$.07	$.43	$1.68
Diluted:
Continuing Operations	$.43	$.72	$.06	$.42	$1.63
Discontinued Operations	.01	.01	.01	.01	.04
Net income	$.44	$.73	$.07	$.43	$1.67
Common Dividends Per Share	$.18	$.18	$.18	$.18	$.72
Common Stock Price (High-Low)	$42.37-38.59	$40.14-35.02	$39.56-34.53	$36.15-30.05

Notes to Quarterly Results:

(2)             The total of the 2006 and 2005 quarters may not equal the respective full year amounts for earnings per share due to differences in the weighted average number of shares outstanding used in the computations for the respective periods. Per share amounts for the respective quarters and years have been computed using the average number of common shares outstanding for each period. Diluted earnings per share is adjusted for the dilutive effect of the Company’s common stock equivalents. The calculation may change each quarter depending on whether the common stock equivalents are antidilutive for that period.

(This page has been left blank intentionally.)

TRIBUNE COMPANY AND SUBSIDIARIES
FIVE YEAR FINANCIAL SUMMARY
(In thousands of dollars, except per share data)

	2006	2005
Operating Revenues
Publishing	$4,092,562	$4,096,850
Broadcasting and entertainment	1,425,146	1,414,433
Total operating revenues	$5,517,708	$5,511,283
Operating Profit
Publishing	$749,189	$759,713
Broadcasting and entertainment	391,533	416,891
Corporate expenses	(55,712)	(49,413)
Restructuring charges(1)	—	—
Total operating profit	1,085,010	1,127,191
Net income (loss) on equity investments	80,773	41,209
Interest and dividend income	14,145	7,539
Interest expense	(273,902)	(155,191)
Non-operating items	102,969	69,861
Income from Continuing Operations Before Income Taxes and Cumulative Effect of Changes in Accounting Principle	1,008,995	1,090,609
Income taxes	(348,142)	(567,820)
Income from Continuing Operations Before Cumulative Effect of Changes in Accounting Principle	660,853	522,789
Income (Loss) from Discontinued Operations, net of tax(2)	(66,858)	11,900
Cumulative effect of changes in accounting principle, net of tax(3)	—	—
Net Income(4)	$593,995	$534,689
Share Information
Basic earnings per share
Continuing operations before cumulative effect of changes in accounting principle	$2.40	$1.64
Discontinued operations	(0.25)	0.04
Cumulative effect of changes in accounting principle	—	—
Net income	$2.16	$1.68
Diluted earnings per share
Continuing operations before cumulative effect of changes in accounting principle	$2.39	$1.63
Discontinued operations	(0.24)	0.04
Cumulative effect of changes in accounting principle	—	—
Net income	$2.14	$1.67
Common dividends per share	$0.72	$0.72
Weighted average common shares outstanding (000’s)	272,672	312,880
Financial Ratios
Operating profit margin	19.7%	20.5%
Debt to capital including PHONES(5)	44%	26%
Debt to capital excluding PHONES(5)	41%	23%
Financial Position and Other Data
Total assets	$13,400,772	$14,546,242
Long-term debt including PHONES	3,576,211	2,959,262
Long-term debt excluding PHONES	3,003,251	2,449,561
Shareholders’ equity	4,319,616	6,725,551
Capital expenditures	221,907	205,945

(1)           During the second quarter of 2001, the Company announced a voluntary employee retirement program. The Company implemented this program as well as various other cost reduction initiatives throughout the remainder of 2001 and the first quarter of 2002. The restructuring charges related to these programs decreased 2002 full year net income by $17 million and diluted EPS by $.05.

(2)           Includes income from operations and net loss on sales of WATL-TV, Atlanta, WCWN-TV, Albany, and WLVI-TV, Boston. See Note 3 to the consolidated financial statements for additional information pertaining to discontinued operations.

(3)           The cumulative effect of adopting a new accounting pronouncement for the valuation of certain intangible assets decreased net income by $18 million in 2004. The cumulative effect of adopting a new accounting pronouncement for goodwill and other intangible assets decreased net income by $166 million in 2002.

	2004	2003	2002
Operating Revenues
Publishing	$4,129,850	$4,036,920	$3,940,478
Broadcasting and entertainment	1,501,581	1,457,496	1,344,799
Total operating revenues	$5,631,431	$5,494,416	$5,285,277
Operating Profit
Publishing	$726,207	$885,306	$851,417
Broadcasting and entertainment	513,289	491,733	437,008
Corporate expenses	(52,218)	(53,351)	(45,770)
Restructuring charges(2)	—	—	(27,253)
Total operating profit	1,187,278	1,323,688	1,215,402
Net income (loss) on equity investments	17,931	5,590	(40,875)
Interest and dividend income	3,053	6,048	8,818
Interest expense	(153,118)	(198,123)	(213,309)
Non-operating items and minority interest expense	(145,044)	241,247	(63,211)
Income from Continuing Operations Before Income Taxes and Cumulative Effect of Changes in Accounting Principle	910,100	1,378,450	906,825
Income taxes	(355,724)	(509,214)	(318,218)
	554,376	869,236	588,607
Discontinued Operations of sold Television Stations, net of tax	18,948	22,143	19,972
Cumulative effect of changes in accounting principles, net of tax(3)	(17,788)	—	(165,587)
Net Income(4)	$555,536	$891,379	$442,992
Share Information
Basic earnings per share
Continuing operations before cumulative effect of changes in accounting principle	$1.69	$2.71	$1.87
Discontinued operations	0.06	0.07	0.07
Cumulative effect of changes in accounting principle	(.05)	—	(.55)
Net income	$1.70	$2.78	$1.38
Diluted earnings per share
Continuing operations before cumulative effect of changes in accounting principle	$1.67	$2.54	$1.73
Discontinued operations	0.06	0.07	0.06
Cumulative effect of changes in accounting principle	(.05)	—	(.50)
Net income	$1.67	$2.61	$1.30
Common dividends per share	$0.48	$0.44	$0.44
Weighted average common shares outstanding (000’s)	322,420	311,295	301,932
Financial Ratios
Operating profit margin	21.1%	24.1%	23.0%
Debt to capital including PHONES(5)	22%	22%	29%
Debt to capital excluding PHONES(5)	18%	18%	26%
Financial Position and Other Data
Total assets	$14,155,432	$14,280,152	$13,974,048
Long-term debt excluding PHONES	2,317,933	2,381,617	3,260,795
Long-term debt excluding PHONES	1,733,053	1,846,337	2,737,355
Shareholders’ equity	6,836,844	7,028,124	6,119,235
Capital expenditures	217,348	193,535	186,737

(4)           See Note 2 to the consolidated financial statements for information pertaining to non-operating items recorded in 2006, 2005 and 2004. Fiscal year 2003 included the following after-tax non-operating items; gain on changes in fair values of derivatives and related investments of $52 million, gain on sales of subsidiaries and investments of $90 million, loss on investment write-downs of $6 million, gain on insurance recoveries of $14 million, an other non-operating loss of $2 million and a favorable income tax settlement adjustment of $25 million, totaling a gain of $173 million, or $.52 per diluted share. Fiscal year 2002 included the following after-tax non-operating items; loss on changes in fair values of derivatives and related investments of $98 million, gain on sales of subsidiaries and investments of $65 million, loss on investment write-downs of $11 million, other non-operating gain of $6 million and a favorable income tax settlement adjustment of $29 million, totaling a loss of $9 million, or $.02 per diluted share.

(5)           Capital comprises total debt, non-current deferred income taxes and shareholders’ equity.

TRIBUNE COMPANY AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded Upon Acquisitions	Deductions(1)	Balance at End of Period
Valuation accounts deducted from assets to which they apply:
Year ended Dec. 31, 2006
Accounts receivable allowances:
Bad debts	$29,977	$49,143	$—	$57,179	$21,941
Rebates, volume discounts and other	12,581	31,410	55	32,216	11,830
Total	$42,558	$80,553	$55	$89,395	$33,771
Year ended Dec. 25, 2005
Accounts receivable allowances:
Bad debts	$35,837	$53,383	$—	$59,243	$29,977
Rebates, volume discounts and other	13,670	27,131	—	28,220	12,581
Total	$49,507	$80,514	$—	$87,463	$42,558
Year ended Dec. 26, 2004
Accounts receivable allowances:
Bad debts	$34,024	$60,072	$—	$58,259	$35,837
Rebates, volume discounts and other	15,444	33,338	—	35,112	13,670
Total	$49,468	$93,410	$—	$93,371	$49,507

(1)             Deductions for the year ended Dec. 31, 2006 included approximately $521 due to the sales of discontinued operations. See Note 3 for additional information on the sales of discontinued operations.

ITEM 9.                CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

None.

ITEM 9A.        CONTROLS AND PROCEDURES

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of Dec. 31, 2006. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Company’s management concluded that internal control over financial reporting was effective as of Dec. 31, 2006. Management’s assessment of the effectiveness of internal control over financial reporting as of Dec. 31, 2006 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report included in Item 8.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with policies or procedures may deteriorate.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended Dec. 31, 2006 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.       OTHER INFORMATION

None.

PART III

ITEM 10.         DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

The information contained under the heading “Executive Officers of the Company” in Item 1 hereof, and the information contained under the headings “Stock Ownership—Section 16(a) Beneficial Ownership Reporting Compliance,” “Corporate Governance—Overview,” “Corporate Governance—Communicating with the Board of Directors” and “Board of Directors” in the definitive Proxy Statement for the Company’s May 9, 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 11.         EXECUTIVE COMPENSATION.

The information contained under the headings “Executive Compensation”, “2006 Non-Employee Director Compensation” and “Board of Directors—Certain Relationships and Related Party Transactions—Compensation Committee Interlocks and Insider Participation” in the definitive Proxy Statement for the Company’s May 9, 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 12.         SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The information contained under the headings “Stock Ownership—Management Ownership” and “Stock Ownership—Principal Shareholders” in the definitive Proxy Statement for the Company’s May 9, 2007 Annual Meeting of Shareholders is incorporated herein by reference.

Equity Compensation Plan Information Table

The following table provides information as of Dec. 31, 2006 regarding the number of shares of Tribune common stock that may be issued under Tribune’s equity compensation plans.

	(a)		(b)		(c)
Plan Category(1)	Number of securities to be issued upon exercise of outstanding options, warrants and rights		Weighted-average exercise price of outstanding options, warrants and rights		Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	36,391,398	(2)	$43.18	(3)	36,453,519	(4)
Equity compensation plans not approved by security holders	—		—		—
Total	36,391,398	(2)	$43.18	(3)	36,453,519	(4)

(1)       The table does not include information regarding the following equity compensation plans:

401(k) Plans: As of Dec. 31, 2006, there were an aggregate of 16,996,624 shares of Tribune common stock outstanding and held in the Tribune Company 401(k) Savings and Profit Sharing Plan, the Times Mirror Savings Plus Plan and the other 401(k) plans available to Tribune employees.

Times Mirror Plans: As of Dec. 31, 2006, there were an aggregate of 6,228,104 shares of Tribune common stock issuable upon exercise of stock options granted under equity compensation plans assumed in connection with the merger of The Times Mirror Company into Tribune on June 12, 2000. The weighted-average exercise price of these shares is $22.64. No grants have been made under these plans since the time of the merger and none will be issued in the future.

(2)       Consists of 34,398,769 outstanding stock options, 1,490,625 outstanding restricted stock units and 33,189 outstanding dividend equivalent units relating to the restricted stock units, all of which were issued under Tribune equity compensation plans, 367,273 outstanding stock equivalents under the Tribune bonus deferral plan (the “Bonus Deferral Plan”) and 101,542 shares held in deferral accounts under the Tribune Company 1996 Nonemployee Director Stock Compensation Plan (the “Director Plan”). The restricted stock units are credited with dividend equivalent units, and neither the restricted stock units nor the dividend equivalent units have voting rights prior to conversion into shares of common stock. The stock equivalents in deferral accounts under both the Bonus Deferral Plan and the Director Plan do not have voting rights, but are credited with dividend equivalents. The Bonus Deferral Plan permits the deferral of cash or stock awards made under the Tribune Company Incentive Compensation Plan (the “Incentive Plan”) into either an interest bearing or stock equivalent account. Deferrals in the stock equivalent account are valued as if each deferral were invested in Tribune common stock as of the deferral date, and are paid out only in shares of Tribune common stock, on a one-for-one basis. Shares issued under this plan are attributed to the Incentive Plan and reduce the number of shares available for issuance under that plan. The Director Plan permits directors to defer stock awards into deferral accounts. The deferred awards and shares acquired upon reinvestment of dividends are distributed to the director after termination of his or her Board service. The stock equivalents in deferral accounts under both the Bonus Deferral Plan and the Director Plan do not have voting rights, but are credited with dividend equivalents.

(3)       Measured only with respect to the 34,398,769 stock options included in this table. Restricted stock units and the related dividend equivalent units and the stock equivalents in deferral accounts do not have exercise prices.

(4)       Consists of 33,967,498 shares of Tribune common stock available for issuance under Tribune Company equity compensation plans and 2,486,021 shares available for issuance under the Tribune Company Employee Stock Purchase Plan (the “ESPP”). Under the ESPP, Tribune employees may purchase Tribune common stock through payroll deductions. On the third Wednesday of each month, shares of common stock are purchased for the accounts of participants at a per share price equal to 85% of the fair market value of Tribune common stock on that date. Participants may withdraw from the plan at any time prior to the purchase date.

ITEM 13.         CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

The information contained under the headings “Board of Directors—Certain Relationships and Related Party Transactions,” and “Corporate Governance—Director Independence and Policy Regarding Related Party Transactions” in the definitive Proxy Statement for the Company’s May 9, 2007 Annual Meeting of Shareholders is incorporated herein by reference.

ITEM 14.         PRINCIPAL ACCOUNTANT FEES AND SERVICES.

The information contained under the headings “Board of Directors—Board, Board Committees and Meetings—Audit Committee,” “Audit Committee—Policy on Audit Committee Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services of Independent Accountants” and “Audit Committee—Fees Paid to Independent Accountants” in the definitive Proxy Statement for the Company’s May 9, 2007 Annual Meeting of Shareholders is incorporated herein by reference.

PART IV

ITEM 15.         EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)&(2)	Financial Statements and Financial Statement Schedule filed as part of this report
See Index to Financial Statements and Financial Statement Schedule on page 55 hereof.
(a)(3)	Index to Exhibits filed as part of this report
See Exhibit Index on pages 134 to 138 hereof.
(b)	Exhibits
See Exhibit Index on pages 134 to 138 hereof.
(c)	Financial Statement Schedule
See Index to Financial Statements and Financial Statement Schedule on page 65 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on Feb. 26, 2007.

TRIBUNE COMPANY
(Registrant)
/s/ DENNIS J. FITZSIMONS
Dennis J. FitzSimons
Chairman, President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on Feb. 26, 2007.

Signature	Title
/s/ DENNIS J. FITZSIMONS	Chairman, President, Chief Executive Officer and Director
Dennis J. FitzSimons
/s/ DONALD C. GRENESKO	Senior Vice President/Finance and Administration (principal financial officer)
Donald C. Grenesko
/s/ R. MARK MALLORY	Vice President and Controller (principal accounting officer)
R. Mark Mallory
/s/ JEFFREY CHANDLER	Director
Jeffrey Chandler
/s/ ROGER GOODAN	Director
Roger Goodan
/s/ BETSY D. HOLDEN	Director
Betsy D. Holden

/s/ WILLIAM A. OSBORN	Director
William A. Osborn
/s/ J. CHRISTOPHER REYES	Director
J. Christopher Reyes
/s/ DUDLEY S. TAFT	Director
Dudley S. Taft

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

Number	Description
3.1 *	Amended and Restated Certificate of Incorporation of Tribune Company, dated June 12, 2000 (Exhibit 3.1 to Annual Report on Form 10-K for 2001)

3.1a *	Amended Certificate of Designation of Series A Junior Participating Preferred Stock, dated June 12, 2000 (Exhibit 3.1a to Current Report on Form 8-K dated June 12, 2000)

3.1b *	Amended Certificate of Designation of Series D-1 Preferred Stock, dated February 13, 2001 (Exhibit 3.1d to Annual Report on Form 10-K for 2000)

3.2 *	By-Laws of Tribune Company, as amended and in effect on October 19, 2005 (Exhibit 99 to Current Report on Form 8-K dated October 21, 2005)

4.1 *	Rights Agreement between Tribune Company and First Chicago Trust Company of New York, as Rights Agent, dated as of December 12, 1997 (Exhibit 1 to Current Report on Form 8-K dated December 12, 1997)

4.1a *

Amendment No. 1, dated as of June 12, 2000, to the Rights Agreement between Tribune Company and First Chicago Trust Company of New York, as Rights Agent (Exhibit 4.1 to Current Report on Form 8-K dated June 12, 2000)

4.1b*

Amendment No. 2, dated as of September 21, 2006, to the Rights Agreement between Tribune Company and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A., formerly known as First Chicago Trust Company of New York), as Rights Agent (Exhibit 4.1 to Current Report on Form 8-K dated September 21, 2006)

4.2 *

Indenture, dated as of March 1, 1992, between Tribune Company and Citibank, N.A. (successor to Bank of New York, Bank of Montreal Trust Company and Continental Bank, N.A.), as Trustee (Exhibit 4.1 to Registration Statement on Form S-3, Registration No. 333-02831)

4.3 *	Indenture, dated as of January 1, 1997, between Tribune Company and Citibank, N.A. (successor to Bank of New York), as Trustee (Exhibit 4 to Current Report on Form 8-K dated January 14, 1997)

4.4 *

Indenture, dated as of April 1, 1999, between Tribune Company and Citibank, N.A. (successor to Bank of New York and Bank of Montreal Trust Company), as Trustee for the PHONES securities (Exhibit 4 to Current Report on Form 8-K dated April 5, 1999)

4.5 *

Indenture, dated January 30, 1995, between Tribune Company (successor to The Times Mirror Company) and Citibank, N.A. (successor to The Bank of New York, Wells Fargo Bank, N.A. and First Interstate Bank of California), as Trustee for the 7 1/4% Debentures due 2013 and 7 1/2% Debentures due 2023 (Exhibit 4.1 to The Times Mirror Company’s Annual Report on Form 10-K for 1995)

4.5a *

First Supplemental Indenture, dated as of June 12, 2000, among Tribune Company, The Times Mirror Company and The Bank of New York, as Trustee (Exhibit 4.13 to Current Report on Form 8-K dated June 12, 2000)

4.6 *

Indenture, dated March 19, 1996, between Tribune Company (successor to The Times Mirror Company) and Citibank, N.A., as Trustee for the 6.61% Debentures due 2027 and the 7 1/4% Debentures due 2096 (Exhibit 4.1 to The Times Mirror Company’s Current Report on Form 8-K dated March 13, 1996)

4.6a *

First Supplemental Indenture, dated as of October 19, 1999, between The Times Mirror Company and Citibank, N.A., as Trustee (Exhibit 4.3 to The Times Mirror Company’s Current Report on Form 8-K dated October 19, 1999)

4.6b *

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

4.8 *	Form of Exchangeable Subordinated Debenture due 2029 relating to the PHONES securities (Exhibit 4 to Current Report on Form 8-K dated April 13, 1999)

4.9 *	Specimen Note for 7 1/4% Debenture due 2013 (Exhibit 4.2 to The Times Mirror Company’s Annual Report on Form 10-K for 1995)

4.10 *	Specimen Note for 7 1/2% Debenture due 2023 (Exhibit 4.3 to The Times Mirror Company’s Annual Report on Form 10-K for 1995)

4.11 *

Officers’ Certificate, dated November 13, 1996, establishing the terms of the 7 1/4% Debentures due 2096 and attaching the specimen Form of Debenture (Exhibit 4.2 to The Times Mirror Company’s Current Report on Form 8-K dated November 7, 1996)

4.12 *

Officers’ Certificate, dated September 9, 1997, establishing the terms of the 6.61% Debentures due 2027, and the specimen Form of Debenture (Exhibit 4.2 to The Times Mirror Company’s Current Report on Form 8-K dated September 4, 1997)

4.13 *	Form of Note relating to Tribune Company’s 4.875% Notes due 2010 (Exhibit 4.1a to Current Report on Form 8-K dated August 10, 2005)

4.14 *	Form of Note relating to Tribune Company’s 5.25% Notes due 2015 (Exhibit 4.1b to Current Report on Form 8-K dated August 10, 2005)

4.15*

Amended and Restated Credit Agreement dated as of June 27, 2006 by and among Tribune Company, as borrower, the lenders party thereto, Citicorp North America, Inc., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, JPMorgan Chase Bank, N.A., Bank of America, N.A., Morgan Stanley Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch, as co-documentation agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners (Exhibit (b)(5) to Amendment No. 7 to Schedule TO dated June 28, 2006)

4.16*

Amendment No. 1 dated as of July 10, 2006 to the Amended and Restated Credit Agreement dated as of June 27, 2006 by and among Tribune Company, as borrower, the lenders party thereto, Citicorp North America, Inc., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, JPMorgan Chase Bank, N.A., Bank of America, N.A., Morgan Stanley Bank and The Bank of Tokyo-Mitsubishi UFJ, Ltd., Chicago Branch, as co-documentation agents, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners (Exhibit 10.2 to Quarterly Report on Form 10-Q for the quarter ended June 25, 2006)

4.17*

Amended and Restated Bridge Credit Agreement dated as of June 27, 2006 by and among Tribune Company, as borrower, the lenders party thereto, Citicorp North America, Inc., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, JPMorgan Chase Bank, N.A., as documentation agent, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners (Exhibit (b)(6) to Amendment No. 7 to Schedule TO dated June 28, 2006)

4.18*

Amendment No. 1 dated as of July 10, 2006 to the Amended and Restated Bridge Credit Agreement dated as of June 27, 2006 by and among Tribune Company, as borrower, the lenders party thereto, Citicorp North America, Inc., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, JPMorgan Chase Bank, N.A., as documentation agent, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners (Exhibit 10.4 to Quarterly Report on Form 10-Q for the quarter ended June 25, 2006)

4.19*

Amendment No. 2 dated as of July 21, 2006 to the Amended and Restated Bridge Credit Agreement dated as of June 27, 2006, as amended, by and among Tribune Company, as borrower, the lenders party thereto, Citicorp North America, Inc., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, JPMorgan Chase Bank, N.A., as documentation agent, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners (Exhibit 10.5 to Quarterly Report on Form 10-Q for the quarter ended June 25, 2006)

4.20

Amendment No. 3 dated as of January 22, 2007 to the Amended and Restated Bridge Credit Agreement dated as of June 27, 2006, as amended, by and among Tribune Company, as borrower, the lenders party thereto, Citicorp North America, Inc., as administrative agent, Merrill Lynch, Pierce, Fenner & Smith Incorporated, as syndication agent, JPMorgan Chase Bank, N.A., as documentation agent, and Citigroup Global Markets Inc., Merrill Lynch, Pierce, Fenner & Smith Incorporated and J.P. Morgan Securities Inc., as joint lead arrangers and joint bookrunners

10.1 o*	Tribune Company Supplemental Retirement Plan, as amended and restated October 18, 2006 (Exhibit 10.3 to Current Report on Form 8-K dated October 18, 2006)

10.2 o*	Tribune Company Directors’ Deferred Compensation Plan, as amended and restated effective as of January 1, 2005 (Exhibit 10.2 to Current Report on Form 8-K dated December 22, 2005)

10.3 o*	The Times Mirror Company Deferred Compensation Plan for Non-Employee Directors (Exhibit 10.7 to The Times Mirror Company’s Annual Report on Form 10-K for 1994)

10.4 o*	Tribune Company Bonus Deferral Plan, as amended and restated as of October 18, 2006 (Exhibit 10.1 to Current Report on Form 8-K dated October 18, 2006)

10.5 o*	Tribune Company 1992 Long-Term Incentive Plan, effective as of April 29, 1992, as amended April 19, 1994 (Exhibit 10.11 to Annual Report on Form 10-K for 1994)

10.5a o*	Amendment of Tribune Company 1992 Long-Term Incentive Plan, effective October 24, 2000 (Exhibit 10.6a to Annual Report on Form 10-K for 2000)

10.6 o*	Tribune Company Executive Financial Counseling Plan, effective October 19, 1988, as amended January 1, 1994 (Exhibit 10.13 to Annual Report on Form 10-K for 1993)

10.7 o	Tribune Company Transitional Compensation Plan for Executive Employees, amended and restated effective as of July 19, 2006

10.8 o*	Tribune Company Supplemental Defined Contribution Plan, as amended and effective as of October 18, 2006 (Exhibit 10.2 to Current Report on Form 8-K dated October 18, 2006)

10.9 o*	Tribune Company Employee Stock Purchase Plan, as amended and restated July 27, 1999 (Exhibit 10.10 to Annual Report on Form 10-K for 1999)

10.9a o*	First Amendment to Tribune Company Employee Stock Purchase Plan, as amended and restated July 27, 1999 (Exhibit 10.10a to Quarterly Report on Form 10-Q for the quarter ended September 24, 2000)

10.9b o*	Second Amendment to Tribune Company Employee Stock Purchase Plan, effective as of May 7, 2002 (Exhibit 10.8b to Annual Report on Form 10-K for 2002)

10.10 o*	Tribune Company 1995 Nonemployee Director Stock Option Plan, as amended and restated effective December 9, 2003 (Exhibit 10.9 to Annual Report on Form 10-K for 2003)

10.11 o*	Tribune Company 1996 Nonemployee Director Stock Compensation Plan, as amended and restated effective January 1, 2005 (Exhibit 10.4 to Current Report on Form 8-K dated December 22, 2005)

10.12 o*	Tribune Company Incentive Compensation Plan, as amended and restated effective May 12, 2004 (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 27, 2004)

10.12a o*	Form of Notice of Grant and Stock Option Term Sheet (Exhibit 10.1 to Current Report on Form 8-K dated February 11, 2005)

10.12b o*	Form of Restricted Stock Unit Award Notice (Exhibit 10.1 to Current Report on Form 8-K dated February 21, 2006)

10.13 o*	The Times Mirror Company 1997 Directors Stock Option Plan (Exhibit 10.15 to The Times Mirror Company’s Annual Report on Form 10-K for 1996)

10.14*

Distribution Agreement, dated September 21, 2006, by and among TMCT, LLC, Tribune Company, Candle Holdings Corporation, Fortify Holdings Corporation, Chandler Trust No. 1, and Chandler Trust No. 2 (Exhibit 10.1 to Current Report on Form 8-K dated September 21, 2006)

10.15*

Distribution Agreement, dated September 21, 2006, by and among TMCT II, LLC, Tribune Company, Fortification Holdings Corporation, Wick Holdings Corporation, Eagle New Media Investments, LLC, Eagle Publishing Investments, LLC, Chandler Trust No. 1, and Chandler Trust No. 2 (Exhibit 10.3 to Current Report on Form 8-K dated September 21, 2006)

10.16 *	Amended and Restated Lease Agreement between TMCT, LLC and Tribune Company, dated September 22, 2006 (Exhibit 10.5 to Current Report on Form 8-K dated September 21, 2006)

14 *	Code of Ethics for CEO and Senior Financial Officers (Exhibit 14 to Annual Report on Form 10-K for 2003)

21	Table of Subsidiaries of Tribune Company

23	Consent of Independent Registered Public Accounting Firm

31.1	Rule 13a-14 Certification of Chief Executive Officer

31.2	Rule 13a-14 Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

99

Form 11-K financial statements for the KPLR, Inc. 401(k) Plan, the Times Mirror Savings Plus Plan, the Tribune Broadcasting Retirement Plan, the Tribune Company Defined Contribution Retirement Plan and the Tribune Company 401(k) Savings and Profit Sharing Plan (to be filed by amendment)