Form 10-Q
period 2007-04-01
TRIBUNE CO
filed 2007-05-09
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED APRIL 1, 2007

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
Yes / / No /✓/

At April 27, 2007, there were 242,833,053 shares outstanding of the Company’s Common Stock ($.01 par value per share), excluding 60,671,319 shares held by subsidiaries of the Company and 8,928,571 shares held by the Tribune Employee Stock Ownership Plan.

TRIBUNE COMPANY
INDEX TO 2007 FIRST QUARTER FORM 10-Q

Item No.	Page
PART I. FINANCIAL INFORMATION

PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	First Quarter Ended
	April 1, 2007	March 26, 2006

Operating Revenues	$1,214,502	$1,269,421

Operating Expenses
Cost of sales (exclusive of items shown below)	617,032	631,369
Selling, general and administrative	358,976	366,591
Depreciation	52,025	49,870
Amortization of intangible assets	5,007	4,690
Total operating expenses	1,033,040	1,052,520

Operating Profit	181,462	216,901

Net income on equity investments	12,684	6,548
Interest and dividend income	3,154	2,180
Interest expense	(83,249)	(48,772)
Loss on change in fair values of derivatives and related investments	(69,780)	(10,317)
Gain on sales of investments, net	73	3,466
Other non-operating loss, net	(14,008)	(6,846)

Income from Continuing Operations Before Income Taxes	30,336	163,160

Income taxes	(19,257)	(64,004)

Income from Continuing Operations	11,079	99,156

Income (Loss) from Discontinued Operations, net of tax (Note 3)	(34,374)	3,608

Net Income (Loss)	(23,295)	102,764

Preferred dividends	–	(2,103)

Net Income (Loss) Attributable to Common Shares	$(23,295)	$100,661

Earnings (Loss) Per Share (Note 2):
Basic:
Continuing operations	$.05	$.32
Discontinued operations	(.14)	.01
Net income (loss)	$(.10)	$.33

Diluted:
Continuing operations	$.05	$.32
Discontinued operations	(.14)	.01
Net income (loss)	$(.10)	$.33

Dividends per common share	$.18	$.18

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	April 1, 2007	Dec. 31, 2006

Assets

Current Assets
Cash and cash equivalents	$182,109	$174,686
Accounts receivable, net	676,973	765,871
Inventories	50,146	40,962
Broadcast rights	243,061	271,995
Deferred income taxes	79,374	74,450
Assets held for sale	4,535	–
Prepaid expenses and other	69,588	49,466
Total current assets	1,305,786	1,377,430

Properties
Property, plant and equipment	3,586,372	3,592,477
Accumulated depreciation	(1,940,230)	(1,907,365)
Net properties	1,646,142	1,685,112

Other Assets
Broadcast rights	250,984	295,186
Goodwill	5,780,251	5,837,208
Other intangible assets, net	2,807,545	2,846,057
Time Warner stock related to PHONES debt	315,520	348,480
Other investments	536,526	564,750
Prepaid pension costs	307,207	293,455
Assets held for sale	84,681	9,172
Other	149,282	143,922
Total other assets	10,231,996	10,338,230
Total assets	$13,183,924	$13,400,772

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	April 1, 2007	Dec. 31, 2006

Liabilities and Shareholders’ Equity

Current Liabilities
Borrowings under bridge credit facility	$1,325,000	$1,310,000
Other debt due within one year	22,664	119,007
Contracts payable for broadcast rights	290,927	317,945
Deferred income	205,837	108,607
Accounts payable, accrued expenses and other current liabilities	610,281	691,155
Total current liabilities	2,454,709	2,546,714

Long-Term Debt
PHONES debt related to Time Warner stock	612,080	572,960
Other long-term debt (less portions due within one year)	2,996,490	3,003,251
Total long-term debt	3,608,570	3,576,211

Other Non-Current Liabilities
Deferred income taxes	1,897,399	1,974,672
Contracts payable for broadcast rights	377,785	425,927
Deferred compensation and benefits	341,006	392,187
Other obligations	200,035	165,445
Total other non-current liabilities	2,816,225	2,958,231

Shareholders’ Equity
Common stock and additional paid-in capital	6,870,377	6,837,029
Retained earnings	3,016,452	3,138,313
Treasury common stock (at cost)	(4,972,072)	(5,288,341)
Unearned ESOP shares (Note 13)	(250,000)	–
Accumulated other comprehensive income (loss)	(360,337)	(367,385)
Total shareholders’ equity	4,312,120	4,319,616
Total liabilities and shareholders’ equity	$13,183,924	$13,400,772

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	First Quarter Ended
	April 1, 2007	March 26, 2006

Operations
Net income (loss)	$(23,295)	$102,764
Adjustments to reconcile net income (loss) to net cash provided by operations:
Stock-based compensation	18,338	17,675
Loss on change in fair values of derivatives and related investments	69,780	10,317
Gain on sales of investments, net	(73)	(3,466)
Depreciation	52,424	50,993
Amortization of intangible assets	5,020	4,780
Expected loss on sale of discontinued operations	19,442	–
Net income on equity investments	(12,684)	(6,548)
Distributions from equity investments	45,202	6,708
Deferred income taxes	(10,504)	24,547
Tax benefit on stock awards exercised	3,462	898
Decrease in accounts receivable	84,604	77,092
Decrease in inventory, prepaid expenses and other current assets	(29,547)	(14,183)
Increase in employee compensation and benefits, deferred income and accrued liabilities	1,537	5,030
Decrease in accounts payable	(10,498)	(22,591)
Decrease in income taxes payable	(21,570)	(42,793)
Decrease in deferred compensation	(47,896)	(12,102)
Other, net	(8,544)	20,498
Net cash provided by operations	135,198	219,619

Investments
Capital expenditures	(21,369)	(21,852)
Acquisitions and investments	(4,579)	(7,500)
Proceeds from sale of intangibles	10,400	–
Net cash used for investments	(15,548)	(29,352)

Financing
Borrowings under bridge credit facility	100,000	–
Repayments under bridge credit facility	(85,000)	–
Repayments of long-term debt	(6,280)	(49,478)
(Repayments) issuances of commercial paper, net	(97,019)	50,188
Sales of common stock to employees, net	19,294	8,564
Purchases of Tribune common stock	–	(138,644)
Dividends	(43,247)	(56,522)
Other	25	(17,472)
Net cash used for financing	(112,227)	(203,364)
Net increase (decrease) in cash and cash equivalents	7,423	(13,097)

Cash and cash equivalents, beginning of year	174,686	151,110

Cash and cash equivalents, end of quarter	$182,109	$138,013

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of April 1, 2007 and the results of their operations and cash flows for the first quarters ended April 1, 2007 and March 26, 2006. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Certain prior year amounts have been reclassified to conform to the 2007 presentation. These reclassifications had no impact on reported 2006 total revenues, operating profit or net income.

On Feb. 12, 2007, the Company announced an agreement to sell the New York edition of Hoy, the Company’s Spanish-language daily newspaper (“Hoy, New York”). On March 6, 2007, the Company announced an agreement to sell its Southern Connecticut Newspapers—The Advocate (Stamford) and Greenwich Time (collectively “SCNI”). On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta, and on June 19, 2006, announced the sale of WCWN-TV, Albany. The sale of WATL-TV, Atlanta closed in August 2006. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston. The Boston and Albany station sales closed in December 2006. The accompanying unaudited condensed consolidated financial statements reflect these businesses as discontinued operations. See Note 3 for further discussion.

As of April 1, 2007, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2006, have not changed from Dec. 31, 2006, except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). See Note 4 for additional information regarding the Company’s adoption of FIN 48.

NOTE 2:  EARNINGS PER SHARE

The computations of basic and diluted earnings (loss) per share were as follows:

	First Quarter
(in thousands, except per share data)	2007	2006

Basic earnings (loss) per share:
Income from continuing operations	$11,079	$99,156
Income (loss) from discontinued operations, net of tax	(34,374)	3,608
Net income (loss)	(23,295)	102,764
Preferred dividends	–	(2,103)
Net income (loss) attributable to common shares	$(23,295)	$100,661

Weighted average common shares outstanding	239,959	304,219
Basic earnings (loss) per share:
Continuing operations	$.05	$.32
Discontinued operations	(.14)	.01
Net income (loss)	$(.10)	$.33

Diluted earnings (loss) per share:
Income from continuing operations	$11,079	$99,156
Income (loss) from discontinued operations, net of tax	(34,374)	3,608
Net income (loss)	(23,295)	102,764
Preferred dividends	–	(2,103)
Net income (loss) attributable to common shares	$(23,295)	$100,661

Weighted average common shares outstanding	239,959	304,219
Adjustment for stock-based awards, net	2,093	1,740
Adjusted weighted average common shares outstanding	242,052	305,959

Diluted earnings (loss) per share:
Continuing operations	$.05	$.32
Discontinued operations	(.14)	.01
Net income (loss)	$(.10)	$.33

Basic earnings (loss) per share is computed by dividing net income (loss) attributable to common shares by the weighted average number of common shares outstanding during the period. The Company’s stock-based awards and convertible securities are included in the calculation of diluted earnings (loss) per share unless their effects are antidilutive. In all of the diluted earnings (loss) per share calculations presented above, weighted average shares outstanding were adjusted for the dilutive effect of stock-based compensation awards. In the 2007 first quarter calculation of diluted earnings (loss) per share, 34.1 million shares of the Company’s outstanding stock-based awards were not reflected because their effects were antidilutive. All of the Company’s Series C, D-1 and D-2 convertible preferred shares were issued to and held by TMCT, LLC and TMCT II, LLC. In connection with a restructuring of these limited liability companies, all of these preferred shares were distributed to the Company on Sept. 22, 2006. As a result, the Company has not had any preferred shares outstanding since Sept. 22, 2006. Information pertaining to the Company’s investments in TMCT, LLC and TMCT II, LLC, including the distribution of the Series C, D-1 and D-2 convertible preferred shares on Sept. 22, 2006, is provided in Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2006. In the 2006 first quarter calculation of diluted earnings per share, 3.5 million shares of the Company’s Series C, D-1 and D-2 convertible preferred stock and 37.3 million shares of the Company’s outstanding stock-based awards were not reflected because their effects were antidilutive.

NOTE 3:  DISCONTINUED OPERATIONS

Publishing Discontinued Operations –  On Feb. 12, 2007, the Company announced an agreement to sell Hoy, New York to ImpreMedia, LLC. The Company expects to record a pretax gain on the sale of Hoy, New York when the sale closes, which is expected to take place in the second quarter of 2007. On March 6, 2007, the Company announced an agreement to sell SCNI to Gannett Co., Inc (“Gannett”) for $73 million. In the first quarter of 2007, the Company recorded an after-tax loss of $33 million to write down the SCNI net assets to estimated fair value, less costs to sell.

On March 28, 2007, a United States District Court issued an injunction to temporarily suspend the consummation of the sale of SCNI to Gannett, subject to the outcome of an arbitration proceeding relating to a grievance filed by the United Auto Workers union. On April 9, 2007, an arbitrator ruled that the sale of SCNI could not be consummated under the terms of the Company's existing sale agreement with Gannett, because the sale agreement with Gannett violated an existing union contract with 36 employees of The Advocate (Stamford).  The Company is currently working to resolve these issues, and pending resolution of these issues, would seek to close the transaction in the second quarter of 2007. The pending sale of SCNI does not include the real estate in Stamford and Greenwich, Connecticut, which the Company plans to sell separately after a transitional lease to Gannett.

These businesses are considered components of the Company’s publishing segment as their operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses will be eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations. Accordingly, the results of operations in 2007 for each of these businesses are reported as discontinued operations in the condensed consolidated statements of operations. Prior year consolidated statements of operations have been reclassified to conform to the current year presentation of discontinued operations. In addition, identified assets and liabilities of Hoy, New York and SCNI, including the real estate in Stamford and Greenwich, are classified as held for sale and are presented separately in the April 1, 2007 unaudited condensed consolidated balance sheet.

Broadcasting and Entertainment Discontinued Operations – On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta to Gannett for $180 million. The sale closed in August 2006. On June 19, 2006, the Company announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston, to Sunbeam Television Corp. for $113.7 million. These transactions closed in December 2006.

These businesses were considered components of the Company’s broadcasting and entertainment segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses have been eliminated from the ongoing operations of the Company as a result of the sales, and the Company does not have any significant continuing involvement in their operations. Accordingly, the results of operations in 2006 of each of these businesses are reported as discontinued operations in the unaudited condensed consolidated statements of operations.

Summarized Financial Information – Selected financial information related to discontinued operations is summarized as follows:

	First Quarter
(in thousands, except per share data)	2007	2006

Operating revenues	$10,534	$29,663

Operating profit (loss)	$(2,005)	$5,956
Expected pretax loss on sale of SCNI	(19,442)	–
Income (loss) from discontinued operations before income taxes	(21,447)	5,956
Income taxes (1)	(12,927)	(2,348)
Income (loss) from discontinued operations, net of tax	$(34,374)	$3,608

Income (loss) from discontinued operations per share:
Basic	$(.14)	$.01
Diluted	$(.14)	$.01

(1) Income taxes for the first quarter of 2007 included tax expense of $14 million related to the $19 million expected pretax loss on sale of SCNI. The pretax loss included $54 million of allocated newspaper group goodwill, most of which is not deductible for income tax purposes.

As of April 1, 2007, assets and liabilities held for sale associated with discontinued operations included $5 million of current assets, $79 million of other assets (primarily intangible assets and property) and $.5 million of current liabilities. In addition, in December 2006, the Company entered into a non-binding agreement to sell the land and building of one of its production facilities. The $5 million carrying value of the land and building approximates fair value less costs to sell and is also included in assets held for sale at April 1, 2007 and at Dec. 31, 2006.

NOTE 4:  INCOME TAXES

Matthew Bender and Mosby Income Tax Liability – During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate transactions, which were structured to qualify as tax-free reorganizations under the Internal Revenue Code. The Company believes these transactions were completed on a tax-free basis. However, the Internal Revenue Service (“IRS”) audited the transactions and disagreed with the position taken by Times Mirror. In the fourth quarter of 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. The Company filed a petition in the United States Tax Court in November 2002 to contest the IRS position, and in December 2004, the Company presented its position in Tax Court.

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

The Company has appealed the Tax Court ruling to the United States Court of Appeals for the Seventh Circuit.  The appeal has been fully briefed and the Court is presently scheduled to hear oral argument in June 2007.  The Company does not expect a ruling until later this year.  The Company cannot predict with certainty the outcome of this appeal.

Times Mirror established an income tax liability of $180 million in 1998 when it entered into the transactions. The liability represented Times Mirror’s best estimate of the amount the expected IRS and state income tax claims could be settled for based upon an analysis of the facts and circumstances surrounding the issue. In accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the Company treated this item as an uncertain tax position at the time of the Times Mirror acquisition in 2000 and concluded that the estimate determined by Times Mirror was the most appropriate estimate of the exposure. The Company maintained this initial liability, plus interest, and evaluated the adequacy of the recorded liability on a periodic basis. At Dec. 26, 2004, the Matthew Bender/Mosby income tax liability, including pretax interest of $66 million, totaled $246 million ($221 million after considering the tax benefit of the interest). In 2005, prior to the Tax Court ruling, the Company increased the liability by recording additional after-tax interest of $7 million.

As a result of the Tax Court ruling, the Company increased its Matthew Bender/Mosby income tax liability by an additional $609 million in the third quarter of 2005 by recording additional income tax expense of $150 million, representing additional after-tax interest applicable to the post-acquisition period, and goodwill of $459 million. In accordance with EITF No. 93-7, the Company adjusted goodwill because the tax contingencies existed at the time of the Times Mirror acquisition. On Sept. 30, 2005, the Company paid $880 million to the IRS, representing the federal tax and interest owed on the transactions, and financed the payment through the issuance of commercial paper. On Feb. 10, 2006, the Company made a California state tax and interest payment of approximately $86 million ($55 million after considering the federal tax benefit of the state taxes and interest). The Company expects to make the remaining state tax and interest payments during 2007 and 2008.

A summary of the first quarter 2007 activity with respect to the Matthew Bender/Mosby income tax liability is as follows (in millions):

Liability at Dec. 31, 2006	$ 35
First quarter 2007 after-tax interest	1
Liability at April 1, 2007 (included in “other current liabilities”)	$ 36

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

During the fourth quarter of 2006, the Company reached an agreement with the IRS appeals office regarding the deductibility of the PHONES interest expense. The agreement will apply for the tax years 2000 through 2029. In December of 2006, under the terms of the agreement reached with the IRS appeals office, the Company paid approximately $81 million of tax plus interest for tax years 2000 through 2005. The tax payments were recorded as a reduction in the Company’s deferred tax liability, and the interest was recorded as a reduction in the Company’s income tax reserves. The agreement reached with the appeals office will be reviewed by the Joint Committee on Taxation.

Adoption of New Income Tax Accounting Standard – On Jan. 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes”. FIN 48 addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. FIN 48 requires the tax benefit recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure.

Due to the adoption of FIN 48, the Company was required to make certain reclassifications in its consolidated balance sheet as of Jan. 1, 2007. In the aggregate, these reclassifications increased the Company’s liability for unrecognized tax benefits by $73 million and decreased its net deferred tax liabilities by $73 million. The adoption of FIN 48 had no impact on the Company’s Jan. 1, 2007 consolidated retained earnings.

The amount of unrecognized tax benefits at Jan. 1, 2007, totaled $128 million. If all of the unrecognized tax benefits at Jan. 1, 2007 were recognized, there would be a favorable $48 million impact on the Company’s effective tax rate, after consideration of the federal effect of state income taxes.

The liability for unrecognized tax benefits at Jan. 1, 2007 included $38 million related to the PHONES issue discussed in the preceding “PHONES Interest” section. The Company expects to resolve this issue within the next twelve months. If the issue is definitively resolved on the terms agreed to with the appeals office, the $38 million liability will be reclassified to deferred income tax liabilities.

The Company does not expect that changes in the amount for unrecognized tax benefits during the next twelve months will have a significant impact on the Company’s consolidated results of operations or financial position.

As allowed by FIN 48 and consistent with the Company’s prior accounting policy, the Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. As of Jan. 1, 2007, the Company’s accrued interest and penalties related to uncertain tax positions totaled $26 million.

The IRS is currently auditing the Company’s federal income tax returns for the 2004 and 2005 fiscal years. The IRS has completed its audits of the Company’s returns for all fiscal years prior to 2004. With the exception of the Matthew Bender and Mosby litigation and the PHONES matter discussed above, the Company and the IRS have reached agreement on all issues raised during the prior audits. State income tax returns are generally subject to examination for a period of three to five years after they are filed, although many states often receive extensions of time from the Company. In addition, states may examine the state impact of any federal changes for a period of up to one year after the states are formally notified of the changes. The Company currently has various state income tax returns in the process of examination or administrative appeals.

The foregoing discussion and analysis of the Company’s unrecognized tax benefits does not consider any potential impact of a favorable resolution of the Matthew Bender and Mosby litigation discussed in the above “Matthew Bender and Mosby Income Tax Liability” section. There has been no material change in the above disclosures as of April 1, 2007.

Other - Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

The effective tax rate on income from continuing operations in the 2007 first quarter was 63.5% compared with 39.2% in the first quarter of 2006. The effective tax rate for the first quarter of 2007 was affected by certain non-operating expenses that are not deductible for tax purposes. In the aggregate, non-operating items increased the effective tax rate in 2007 by 23.3 percentage points.

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

On June 17, 2004, the Company publicly disclosed that it would reduce its reported circulation for both Newsday and Hoy, New York, for the 12-month period ended Sept. 30, 2003 and the six-month period ended March 31, 2004. The circulation adjustments were the result of a review of reported circulation at Newsday and Hoy, New York, conducted by the Company’s internal audit staff and the Audit Bureau of Circulations. Subsequent to the June 17th disclosure, the Company continued its internal review and found additional misstatements for these time periods, as well as misstatements that impacted the twelve-month period ended Sept. 30, 2002. On Sept. 10, 2004, the Company announced additional revisions to the circulation figures for Newsday and Hoy, New York, for the twelve month period ended Sept. 30, 2003 and the six-month period ended March 31, 2004.

As a result of the misstatements of reported circulation at Newsday and Hoy, New York, the Company recorded a total pretax charge of $90 million in 2004 as its estimate of the probable cost to settle with advertisers. The Company will continue to evaluate the adequacy of this charge on an ongoing basis. The Newsday and Hoy, New York, advertiser settlement accrual was $7 million at Dec. 31, 2006 and April 1, 2007.

In addition to the advertiser lawsuits, several class action and shareholder derivative suits were filed against the Company and certain of its current and former directors and officers as a result of the circulation misstatements at Newsday and Hoy, New York.  These suits alleged breaches of fiduciary duties and other managerial and director failings under Delaware Law, the federal securities laws and ERISA.  The consolidated shareholder derivative suit was dismissed with prejudice on March 10, 2006, and the dismissal is currently being appealed to the Illinois State Court of Appeals.  The consolidated securities class action lawsuit and the consolidated ERISA class action lawsuit filed in Federal District Court in Chicago were both dismissed with prejudice on Sept. 29, 2006 and the dismissals are currently being appealed to the United States Court of Appeals for the Seventh Circuit. The Company believes these suits are without merit and will continue to vigorously defend them.

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

NOTE 6:  STOCK-BASED COMPENSATION

In the first quarter of 2006, the Company adopted FASB Statement No. 123R “Share-Based Payment” (“FAS No. 123R”). Under FAS No. 123R, stock-based compensation expense is measured at the grant date based on the estimated fair value of the award. FAS No. 123R requires stock-based compensation expense to be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service. The Tribune Company Incentive Compensation Plan provides that awards generally vest upon the death, disability or retirement of an employee. As a result, stock-based grants issued to retirement eligible employees are required to be expensed immediately.

Stock-based compensation expense for the first quarters of 2007 and 2006 was as follows:

	First Quarter
(in thousands)	2007	2006

Stock-based compensation expense:
Options	$726	$6,641
Restricted stock units	16,951	9,973
Employee stock purchase plan	587	770
Total stock-based compensation expense	$18,264	$17,384

For the first quarters of 2007 and 2006, total stock-based compensation expense excluded $45,000 of credits and $224,000 of costs related to discontinued operations, respectively, and $119,000 and $67,000 of capitalized costs, respectively.

In determining the fair value of compensation cost, the Company values restricted stock unit awards at the quoted closing market price on the date of grant and values stock option awards using the Black-Scholes option pricing model. The weighted average fair value of general awards granted in the first quarter of 2006 was $5.96 per share. Assumptions used in determining this value included a risk-free interest rate of 4.6%, an expected dividend yield of 2.5%, expected stock price volatility of 22.0%, and an expected life of four years. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on actual historical volatility. Expected life was based on historical experience and consideration of changes in option terms. There were no general awards granted during the first quarter of 2007 and no replacement awards granted during the first quarters of 2007 and 2006.

In 2007, the Company granted restricted stock units that vest in annual 33% increments beginning one year from the date of grant. In 2006, the Company granted restricted stock units which vest either in annual 33% increments beginning one year from the date of the grant, or 100% three years from the date of grant. Each restricted stock unit represents the Company’s obligation to deliver to the holder one share of common stock upon vesting.

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

A summary of restricted stock unit and dividend equivalent unit activity and weighted average fair values follows:

	First Quarter 2007		First Quarter 2006
		Weighted		Weighted
		Avg. Fair		Avg. Fair
(units in thousands)	Units	Value*	Units	Value*

Outstanding and nonvested, beginning of quarter	1,524	$ 31.18	–	$ –
Restricted stock units granted	1,831	30.40	1,491	31.16
Dividend equivalent units granted	11	–	8	–
Forefeited	(52)	30.60	(6)	31.16
Vested and issued	(343)	30.48	–	–
Outstanding, end of quarter	2,971	$ 30.67	1,493	$31.16

*Represents weighted average fair value of restricted stock units at date of grant or assumption.

Employee Stock Purchase Plan – This plan permits eligible employees to purchase the Company’s common stock at 85% of market price. During the first quarters of 2007 and 2006, 132,003 and 168,771 shares, respectively, were sold to employees under the plan. FAS No. 123R requires that the 15% discount on share purchases by employees be expensed. A total of 16 million shares can be purchased under this plan. As of April 1, 2007, a total of 2.4 million shares remained available for sale. The weighted average fair value of shares purchased under the plan in the first quarter of 2007 was $30.04. In April 2007, the Company suspended further contributions to the plan. As soon as practicable following the Merger, as defined and discussed in Note 13, the Company intends to terminate the plan.

NOTE 7:  PENSION AND POSTRETIREMENT BENEFITS

The components of net periodic benefit cost for Company-sponsored plans for the first quarters of 2007 and 2006 were as follows:

	Pension Benefits		Other Postretirement Benefits
	First Quarter		First Quarter
(in thousands)	2007	2006	2007	2006

Service cost	$570	$1,113	$323	$345
Interest cost	21,675	20,452	1,872	1,794
Expected return on plans’ assets	(34,849)	(31,125)	–	–
Recognized actuarial loss	12,832	15,698	4	–
Amortization of prior service costs	55	34	(361)	(361)
Amortization of transition asset	–	–	–	12
Special termination benefits (1)	–	962	–	–
Net periodic benefit cost	$283	$7,134	$1,838	$1,790

(1) Costs relate to position eliminations at Newsday during the first quarter of 2006.

For the year ending Dec. 30, 2007, the Company plans to contribute $8 million to certain of its union and non-qualified pension plans and $13 million to its other postretirement plans. For the first quarter ended April 1, 2007, the Company made $2 million of contributions to its union and non-qualified pension plans and $3 million of contributions to its other postretirement plans.

NOTE 8:  NON-OPERATING ITEMS

The first quarters of 2007 and 2006 included several non-operating items, summarized as follows:

	First Quarter 2007		First Quarter 2006
(in thousands)	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)

Loss on change in fair values of derivatives and related investments	$(69,780)	$(42,566)	$(10,317)	$(6,293)
Gain on sales of investments, net	73	45	3,466	2,114
Other, net	(14,008)	(14,658)	(6,846)	(4,176)
Total non-operating items	$(83,715)	$(57,179)	$(13,697)	$(8,355)

In the first quarter of 2007, the change in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. In the first quarter of 2007, the $70 million non-cash pretax loss resulted primarily from a $36 million increase in the fair value of the derivative component of the Company’s PHONES and a $33 million decrease in the fair value of 16 million shares of Time Warner common stock.  Other, net in the first quarter of 2007 included $14.5 million of costs related to a special strategic review and the Leveraged ESOP Transactions (as defined in Note 13) approved by the Company’s board of directors on April 1, 2007. These costs included $7.7 million payable to the financial advisor to a special committee of the Company’s board of directors for a financial opinion delivered to the committee on April 1, 2007.

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

NOTE 9:  INVENTORIES

Inventories consisted of the following:

(in thousands)	April 1, 2007	Dec. 31, 2006

Newsprint	$35,440	$28,629
Supplies and other	14,706	12,333
Total inventories	$50,146	$40,962

Newsprint inventories valued under the LIFO method were less than current cost by approximately $13 million at April 1, 2007 and $15 million at Dec. 31, 2006.

NOTE 10:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	April 1, 2007			Dec. 31, 2006
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:
Subscribers (useful life of 15 to 20 years)	$ 189,707	$ (74,333)	$ 115,374	$ 190,660	$ (72,126)	$ 118,534
Network affiliation agreements (useful life of 40 years) (1)	278,034	(24,348)	253,686	278,034	(22,614)	255,420
Other (useful life of 3 to 40 years)	25,124	(9,442)	15,682	25,128	(8,717)	16,411
Total	$ 492,865	$ (108,123)	384,742	$ 493,822	$ (103,457)	390,365

Goodwill and other intangible assets not subject to amortization:
Goodwill
Publishing			4,339,010			4,395,967
Broadcasting and entertainment			1,441,241			1,441,241
Total goodwill			5,780,251			5,837,208
Newspaper mastheads			1,542,925			1,575,814
FCC licenses			871,946			871,946
Tradename			7,932			7,932
Total			8,203,054			8,292,900

Total goodwill and other intangible assets			$ 8,587,796			$ 8,683,265

(1)
Network affiliation agreements, net of accumulated amortization, included $178 million related to FOX affiliations,
$73 million related to CW affiliations and $3 million related to MyNetwork-TV affiliations, each as of April 1, 2007.

NOTE 11:  DEBT

Debt consisted of the following:

(in thousands)	April 1, 2007	Dec. 31, 2006

Borrowings under bridge credit facility due June 19, 2007, interest rate of 6.2%	$1,325,000	$1,310,000
Term loan due June 20, 2011, interest rate of 6.2%	1,500,000	1,500,000
Commercial paper, weighted average interest rate of 5.9% in 2006	–	97,019
Medium-term notes, weighted average interest rate of 5.6% in 2007 and 2006, due 2007-2008	262,585	262,585
Property financing obligation, effective interest rate of 7.7%, expiring 2009	51,000	55,711
4.875% notes due 2010, net of unamortized discount of $526 and $564, respectively	449,474	449,436
7.25% debentures due 2013, net of unamortized discount of $2,051 and $2,137, respectively	80,032	79,946
5.25% debentures due 2015, net of unamortized discount of $1,323 and $1,362, respectively	328,677	328,638
7.5% debentures due 2023, net of unamortized discount of $3,911 and $3,969, respectively	94,839	94,781
6.61% debentures due 2027, net of unamortized discount of $2,175 and $2,200, respectively	82,785	82,760
7.25% debentures due 2096, net of unamortized discount of $18,068 and $18,116, respectively	129,932	129,884
Interest rate swap	23,472	24,600
Other notes and obligations	16,358	16,898
Total debt excluding PHONES	4,344,154	4,432,258
Less debt due within one year	(1,347,664)	(1,429,007)
Long-term debt excluding PHONES	2,996,490	3,003,251
2% PHONES debt related to Time Warner stock, due 2029	612,080	572,960
Total long-term debt	$3,608,570	$3,576,211

Debt due within one year – Debt due within one year at April 1, 2007 includes $1.325 billion of borrowings under a 364-day bridge credit agreement and $23 million of property financing and other obligations. Debt due within one year at Dec. 31, 2006 included $1.31 billion of borrowings under the 364-day bridge credit agreement, $97 million of commercial paper and $22 million of property financing and other obligations.

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

The PHONES debenture agreement requires the Company to make principal payments equal to any dividends declared on the 16 million shares of Time Warner common stock. A payment of $.11 per PHONES was made in the first quarter of 2007 for a Time Warner dividend declared in the fourth quarter of 2006, and a payment of $.11 per PHONES will be due in the second quarter of 2007 for a Time Warner dividend declared in the first quarter of 2007. The Company records the dividends it receives on its Time Warner common stock as dividend income and accounts for the related payment to the PHONES holders as principal reduction.

The Company may redeem the PHONES at any time for the higher of the principal value of the PHONES ($156.36 per PHONES at April 1, 2007) or the then market value of two shares of Time Warner common stock, subject to certain adjustments. At any time, holders of the PHONES may exchange a PHONES for an amount of cash equal to 95% (or 100% under certain circumstances) of the market value of two shares of Time Warner common stock. At April 1, 2007, the market value per PHONES was $68.15 and the market value of two shares of Time Warner common stock was $39.44.

Under the provisions of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of operations. The fair value of the derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $545 million and $549 million at April 1, 2007 and Dec. 31, 2006, respectively.

The discounted debt component and derivative component of the PHONES were as follows:

(in thousands)	April 1, 2007	Dec. 31, 2006

PHONES Debt:
Discounted debt component (at book value)	$468,240	$465,280
Derivative component (at fair value)	143,840	107,680
Total	$612,080	$572,960

Time Warner stock related to PHONES (at fair value)	$315,520	$348,480

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

As of April 1, 2007, the Company had outstanding borrowings of $1.5 billion and $1.325 billion under the term facility and the bridge facility, respectively, and the Company had no borrowings under the revolving facility. As of April 1, 2007, the applicable interest rate on both the term facility and the bridge facility was 6.2%.

The credit agreements contain certain restrictive covenants, including financial covenants that require the Company to maintain a maximum total leverage ratio and a minimum interest coverage ratio. At April 1, 2007, the Company was in compliance with the covenants.

As described below in Note 13, in connection with the Leveraged ESOP Transactions (as defined in Note 13), the Company has secured financing commitments from certain lenders to provide the Company with the ability to borrow the amounts required for purposes of financing the Leveraged ESOP Transactions, including refinancing all amounts borrowed pursuant to the Company’s existing credit agreements. Pursuant to the terms of these commitments, the Company currently expects to enter into new $8.028 billion senior secured credit facilities to be used, among other ways, for purposes of the consummation of the Share Repurchase (as defined in Note 13), to refinance certain of the Company’s existing indebtedness and for general corporate purposes. These new senior secured credit facilities will be guaranteed by certain of the Company’s direct and indirect U.S. subsidiaries and secured by a pledge of the capital stock of certain of the Company’s subsidiaries. The Company has also secured commitments from the same financial institutions for a $2.105 billion incremental term loan facility and a $2.1 billion senior unsecured bridge facility. The Company also may elect to issue $2.1 billion of senior notes or senior subordinated notes in lieu of drawing under the $2.1 billion senior unsecured bridge facility. These additional borrowings or issuances will in all cases be used, among other ways, in connection with the payment of the merger consideration in connection with the consummation of the Merger (as defined in Note 13). The financing commitments are subject to certain conditions, and definitive financing agreements have not yet been executed.

NOTE 12:  COMPREHENSIVE INCOME

Comprehensive income reflects all changes in the net assets of the Company during the period from transactions and other events and circumstances, except those resulting from any stock issuances, stock repurchases and dividends. Prior to 2007, the Company’s comprehensive income included net income, the change in minimum pension liabilities, unrealized gains and losses on marketable securities classified as available-for-sale, and foreign currency translation adjustments. Beginning in the Company’s 2007 fiscal year, and as a result of the Company’s adoption of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” at Dec. 31, 2006, other comprehensive income (loss) no longer includes changes in minimum pension liabilities, but does include changes in unrecognized benefit cost gains and losses.

The Company’s comprehensive income was as follows:

	First Quarter
(in thousands)	2007	2006

Net income (loss)	$(23,295)	$102,764

Adjustment for previously unrecognized benefit cost (gains) and losses included in net income, net of taxes	7,642	–

Unrealized holding gain (loss) on marketable securities classified as available-for-sale, net of taxes	(611)	1,010

Change in foreign currency translation adjustments, net of taxes	17	12

Other comprehensive income	7,048	1,022

Comprehensive income (loss)	$(16,247)	$103,786

NOTE 13:  LEVERAGED ESOP TRANSACTIONS

On April 1, 2007, the Company’s board of directors (the “Board”), based on the recommendation of a special committee of the Board comprised entirely of independent directors, approved a series of transactions (collectively, the “Leveraged ESOP Transactions”) with a newly formed Tribune Employee Stock Ownership Plan (the “ESOP”), EGI-TRB, LLC, a Delaware limited liability company wholly owned by Sam Investment Trust, a trust established for the benefit of Samuel Zell and his family (the “Zell Entity”), and Samuel Zell.

The Leveraged ESOP Transactions consist of a series of transactions that include the following, some of which have been completed at the date of filing of this Quarterly Report on Form 10-Q:

•
On April 1, 2007, the ESOP purchased 8,928,571 shares of the Company’s common stock from the Company at a price of $28.00 per share. The ESOP paid for this purchase with a promissory note of the ESOP in favor of the Company in the principal amount of $250 million, to be repaid by the ESOP over the 30-year life of the loan through its use of annual contributions from the Company to the ESOP and/or distributions paid on the shares of the Company’s common stock held by the ESOP. None of the shares held by the ESOP have been committed for release or allocated to employees. Accordingly, the $250 million of unearned ESOP shares have been classified as a reduction of shareholders’ equity in the Company’s April 1, 2007 unaudited condensed consolidated balance sheet.

•
On April 23, 2007, pursuant to a purchase agreement dated April 1, 2007 (the “Zell Entity Purchase Agreement”), the Zell Entity made an initial investment of $250 million in the Company in exchange for (1) 1,470,588 shares of the Company’s common stock at $34.00 per share and (2) an unsecured subordinated exchangeable promissory note of the Company in the principal amount of $200 million, which the Company must repay immediately prior to the Merger (as defined below). The promissory note will be exchangeable at the Company’s option, or automatically under certain circumstances, into an aggregate of 5,882,353 shares of the Company’s common stock, subject to antidilution adjustments. The shares of the Company’s common stock, the exchangeable promissory note and any underlying shares acquired upon exchange that are held by the Zell Entity are subject to certain transfer restrictions until April 23, 2010.

•
On April 25, 2007, the Company commenced a tender offer to repurchase up to 126 million shares of the Company’s common stock that are currently outstanding at a price of $34.00 per share (the “Share Repurchase”). The Company’s obligations to consummate the Share Repurchase are subject to various conditions, including the receipt of necessary financing for the Share Repurchase.

•
On April 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust, a separate trust which forms a part of the ESOP, Tesop Corporation, a Delaware corporation wholly owned by the ESOP (“Merger Sub”), and the Zell Entity (solely for the limited purposes specified therein) providing for Merger Sub to be merged with and into the Company, and following such merger, the Company to continue as the surviving corporation wholly owned by the ESOP (the “Merger”). In connection with the Merger, all outstanding shares of the Company’s common stock (other than those held by the ESOP and other than dissenting shares) will receive consideration of $34.00 per share. If the Merger does not close by Jan. 1, 2008, stockholders will receive an additional 8% annualized “ticking fee,” calculated from Jan. 1, 2008 through the date of closing of the Merger. The Merger is subject to various conditions set forth in the Merger Agreement. Completion of the Share Repurchase is not a condition to the Merger.

•
In the Merger, the Zell Entity will receive cash for the shares of the Company’s common stock it owns and, immediately prior to the Merger, the Company will repay the exchangeable promissory note held by the Zell Entity. Following the consummation of the Merger, the Zell Entity will purchase from the

Company a $225 million subordinated promissory note and a 15-year warrant for $90 million. The warrant will entitle the Zell Entity to purchase 43,478,261 shares of the Company’s common stock (subject to adjustment), which will represent approximately 40% of the economic equity interest in the Company following the Merger (on a fully-diluted basis, including after giving effect to share equivalents to be granted under a management equity incentive plan to be established). The warrant will have an initial aggregate exercise price of $500 million, increasing by $10 million per year for the first 10 years of the warrant, for a maximum aggregate exercise price of $600 million (subject to adjustment).

•
The Company has agreed to grant registration rights to the Zell Entity and the ESOP, in the event the Merger does not close, with respect to the shares of the Company’s common stock that the Zell Entity and the ESOP purchased from the Company in their initial investments. The Company has granted registration rights to Chandler Trust No. 1 and Chandler Trust No. 2 (together, the “Chandler Trusts”), which are significant shareholders of the Company. On April 25, 2007, the Company filed a shelf registration statement in connection with the registration rights granted to the Chandler Trusts.

•
The Company has secured financing commitments from certain lenders to provide the Company with the ability to borrow the amounts required for purposes of financing the Leveraged ESOP Transactions, to refinance certain indebtedness of the Company, including indebtedness under its existing credit facilities, and for working capital and general corporate purposes of the Company. The financing commitments are subject to certain conditions, and definitive financing agreements have not yet been executed.

•
The Chandler Trusts have entered into agreements whereby they have committed to tender in the Share Repurchase all shares of the Company’s common stock held by them as of the expiration of the Share Repurchase and to vote all of the shares held by them as of the record date in favor of the Merger Agreement and the transactions contemplated thereby.

On April 2, 2007, the Company announced its intentions, following the 2007 baseball season, to sell the Chicago Cubs and the Company’s 25% equity interest in Comcast SportsNet Chicago. The Company currently expects that proceeds from such sales will be used to pay down Company debt. The sale of the Cubs is subject to the approval of Major League Baseball.

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

Variable Interest Entities – The Company holds significant variable interests, as defined by FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” in Classified Ventures, LLC, ShopLocal, LLC and Topix, LLC, but the Company has determined that it is not the primary beneficiary of these entities. The Company’s maximum loss exposure related to these entities is limited to its equity investments in Classified Ventures, LLC, ShopLocal, LLC, and Topix, LLC, which were $44 million, $33 million and $25 million, respectively, at April 1, 2007.

New Accounting Standards – In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” (“FAS No. 157”) which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The provisions of FAS No. 157 are effective for financial statements issued for fiscal years beginning after Nov. 15, 2007 and interim periods beginning within these fiscal years. Accordingly, the Company will be required to adopt FAS No. 157 in the first quarter of 2008. The Company is currently evaluating the impact of adopting FAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“FAS No. 159”). FAS No. 159 permits entities to choose to measure many financial instruments and certain other items at fair value. Unrealized gains and losses on items for which the fair value option has been elected will be recognized in earnings at each subsequent reporting date. The provisions of FAS No. 159 are effective for financial statements issued for fiscal years beginning after Nov. 15, 2007 and interim periods beginning within these fiscal years. Accordingly, the Company will become subject to the provisions of FAS No. 159 in the first quarter of 2008. The Company is currently evaluating the impact of adopting FAS No. 159 on its consolidated financial statements.

NOTE 15:  SEGMENT INFORMATION

Financial data for each of the Company’s business segments, from continuing operations, was as follows:

	First Quarter
(in thousands)	2007	2006

Operating revenues:
Publishing	$931,494	$985,319
Broadcasting and entertainment	283,008	284,102
Total operating revenues	$1,214,502	$1,269,421

Operating profit (loss) (1):
Publishing	$139,721	$169,813
Broadcasting and entertainment	61,382	67,451
Corporate expenses	(19,641)	(20,363)
Total operating profit	$181,462	$216,901

	April 1, 2007	Dec. 31, 2006

Assets:
Publishing	$8,332,650	$8,503,340
Broadcasting and entertainment	3,877,510	3,987,449
Corporate	884,548	900,811
Assets held for sale	89,216	9,172
Total assets	$13,183,924	$13,400,772

(1) Operating profit for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the first quarter of 2007 to the first quarter of 2006. Certain prior year amounts have been reclassified to conform with the 2007 presentation. These reclassifications had no impact on reported 2006 total revenues, operating profit or net income.

FORWARD-LOOKING STATEMENTS

The discussion contained in this Item 2 (including, in particular, the discussion under “Liquidity and Capital Resources”), the information contained in the preceding notes to the unaudited condensed consolidated financial statements and the information contained in Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” contain certain comments and forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in the Company’s 2006 Annual Report on Form 10-K. Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: changes in advertising demand, circulation levels and audience shares; regulatory and judicial rulings; availability and cost of broadcast rights; competition and other economic conditions; changes in newsprint prices; changes in the Company’s credit ratings and interest rates; changes in accounting standards; adverse results from litigation, governmental investigations or tax-related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments and divestitures; the effect of derivative transactions; the Company’s reliance on third-party vendors for various services; and events beyond the Company’s control that may result in unexpected adverse operating results. The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend” and similar expressions generally identify forward-looking statements. Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing. The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNIFICANT EVENTS

Leveraged ESOP Transactions – On April 1, 2007, the Company’s board of directors (the “Board”), based on the recommendation of a special committee of the Board comprised entirely of independent directors, approved a series of transactions (collectively, the “Leveraged ESOP Transactions”) with a newly formed Tribune Employee Stock Ownership Plan (the “ESOP”), EGI-TRB, LLC, a Delaware limited liability company wholly owned by Sam Investment Trust , a trust established for the benefit of Samuel Zell and his family (the “Zell Entity”), and Samuel Zell.

The Leveraged ESOP Transactions consist of a series of transactions that include the following, some of which have been completed at the date of filing of this Quarterly Report on Form 10-Q:

•
On April 1, 2007, the ESOP purchased 8,928,571 shares of the Company’s common stock from the Company at a price of $28.00 per share. The ESOP paid for this purchase with a promissory note of the ESOP in favor of the Company in the principal amount of $250 million, to be repaid by the ESOP over the 30-year life of the loan through its use of annual contributions from the Company to the ESOP and/or distributions paid on the shares of the Company’s common stock held by the ESOP. None of the shares held by the ESOP have been committed for release or allocated to employees. Accordingly, the $250 million of unearned ESOP shares have been classified as a reduction of shareholders’ equity in the Company’s April 1, 2007 unaudited condensed consolidated balance sheet, included in Item 1, Part 1, hereof.

•
On April 23, 2007, pursuant to a purchase agreement dated April 1, 2007, the Zell Entity made an initial investment of $250 million in the Company in exchange for (1) 1,470,588 shares of the Company’s common stock at $34.00 per share and (2) an unsecured subordinated exchangeable promissory note of the Company in the principal amount of $200 million, which the Company must repay immediately prior to the Merger (as defined below). The promissory note will be exchangeable at the Company’s option, or automatically under certain circumstances, into an aggregate of 5,882,353 shares of the Company’s common stock, subject to antidilution adjustments. The shares of the Company’s common stock, the exchangeable promissory note and any underlying shares acquired upon exchange that are held by the Zell Entity are subject to certain transfer restrictions until April 23, 2010.

•
On April 25, 2007, the Company commenced a tender offer to repurchase up to 126 million shares of the Company’s common stock that are currently outstanding at a price of $34.00 per share (the “Share Repurchase”). The Company’s obligations to consummate the Share Repurchase are subject to various conditions, including the receipt of necessary financing for the Share Repurchase.

•
On April 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust, a separate trust which forms a part of the ESOP, Tesop Corporation, a Delaware corporation wholly owned by the ESOP (“Merger Sub”), and the Zell Entity (solely for the limited purposes specified therein) providing for Merger Sub to be merged with and into the Company, and following such merger, the Company to continue as the surviving corporation wholly owned by the ESOP (the “Merger”). In connection with the Merger, all outstanding shares of the Company’s common stock (other than those held by the ESOP and other than dissenting shares) will receive consideration of $34.00 per share. If the Merger does not close by Jan. 1, 2008, stockholders will receive an additional 8% annualized “ticking fee,” calculated from Jan. 1, 2008 through the date of closing of the Merger. The Merger is subject to various conditions set forth in the Merger Agreement. Completion of the Share Repurchase is not a condition to the Merger.

•
In the Merger, the Zell Entity will receive cash for the shares of the Company’s common stock it owns and, immediately prior to the Merger, the Company will repay the exchangeable promissory note held by the Zell Entity. Following the consummation of the Merger, the Zell Entity will purchase from the Company a $225 million subordinated promissory note and a 15-year warrant for $90 million. The warrant will entitle the Zell Entity to purchase 43,478,261 shares of the Company’s common stock (subject to adjustment), which will represent approximately 40% of the economic equity interest in the Company following the Merger (on a fully-diluted basis, including after giving effect to share equivalents to be granted under a management equity incentive plan to be established). The warrant will have an initial aggregate exercise price of $500 million, increasing by $10 million per year for the first 10 years of the warrant, for a maximum aggregate exercise price of $600 million (subject to adjustment).

•
The Company has agreed to grant registration rights to the Zell Entity and the ESOP, in the event the Merger does not close, with respect to the shares of the Company’s common stock that the Zell Entity and the ESOP purchased from the Company in their initial investments. The Company has granted registration rights to Chandler Trust No. 1 and Chandler Trust No. 2 (together, the “Chandler Trusts”), which are significant shareholders of the Company. On April 25, 2007, the Company filed a shelf registration statement in connection with the registration rights granted to the Chandler Trusts.

•
The Company has secured financing commitments from certain lenders to provide the Company with the ability to borrow the amounts required for purposes of financing the Leveraged ESOP Transactions, to refinance certain indebtedness of the Company, including indebtedness under its existing credit facilities, and for working capital and general corporate purposes of the Company. The financing commitments are subject to certain conditions, and definitive financing agreements have not yet been executed.

•
The Chandler Trusts have entered into agreements whereby they have committed to tender in the Share Repurchase all shares of the Company’s common stock held by them as of the expiration of the Share Repurchase and to vote all of the shares held by them as of the record date in favor of the Merger Agreement and the transactions contemplated thereby.

See Part II, Item 1A, hereof for a discussion of the risk factors associated with the Leveraged ESOP Transactions.

On April 2, 2007, the Company announced its intentions, following the 2007 baseball season, to sell the Chicago Cubs and the Company’s 25% equity interest in Comcast SportsNet Chicago. The Company currently expects that proceeds from such sales will be used to pay down Company debt. The sale of the Cubs is subject to the approval of Major League Baseball.

Publishing Discontinued Operations – On Feb. 12, 2007, the Company announced an agreement to sell the New York edition of Hoy, the Company’s Spanish-language daily newspaper (“Hoy, New York”) to ImpreMedia, LLC. The Company expects to record a pretax gain on the sale of Hoy, New York when the sale closes, which is expected to take place in the second quarter of 2007. On March 6, 2007, the Company announced an agreement to sell its Southern Connecticut Newspapers—The Advocate (Stamford) and Greenwich Time (collectively “SCNI”) to Gannett Co., Inc (“Gannett”) for $73 million. In the first quarter of 2007, the Company recorded an after-tax loss of $33 million to write down the SCNI net assets to estimated fair value, less costs to sell.

On March 28, 2007, a United States District Court issued an injunction to temporarily suspend the consummation of the sale of SCNI to Gannett, subject to the outcome of an arbitration proceeding relating to a grievance filed by the United Auto Workers union. On April 9, 2007, an arbitrator ruled that the sale of SCNI could not be consummated under the terms of the Company's existing sale agreement with Gannett, because the sale agreement with Gannett violated an existing union contract with 36 employees of The Advocate (Stamford).  The Company is currently working to resolve these issues, and pending resolution of these issues, would seek to close the transaction in the second quarter of 2007. The pending sale of SCNI does not include the real estate in Stamford and Greenwich, Connecticut, which the Company plans to sell separately after a transitional lease to Gannett.

These businesses are considered components of the Company’s publishing segment as their operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses will be eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations. Accordingly, the results of operations in 2007 for each of these businesses are reported as discontinued operations in the condensed consolidated statements of operations. Prior year consolidated statements of operations have been reclassified to conform to the current year presentation of discontinued operations. In addition, identified assets and liabilities of Hoy, New York and SCNI, including the real estate in Stamford and Greenwich, are classified as held for sale and are presented separately in the April 1, 2007 unaudited condensed consolidated balance sheet.

Broadcasting and Entertainment Discontinued Operations  – On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta to Gannett for $180 million. The sale closed in August 2006. On June 19, 2006, the Company announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston, to Sunbeam Television Corp. for $113.7 million. These transactions closed in December 2006.

These businesses were considered components of the Company’s broadcasting and entertainment segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses have been eliminated from the ongoing operations of the Company as a result of the sales, and the Company does not have any significant continuing involvement in their operations. Accordingly, the results of operations in 2006 of each of these businesses are reported as discontinued operations in the condensed consolidated statements of operations.

Critical Accounting Policies – As of April 1, 2007, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2006, have not changed from Dec. 31, 2006, except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”). See Note 4 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof for additional information regarding the Company’s adoption of FIN 48.

NON-OPERATING ITEMS

The first quarters of 2007 and 2006 included several non-operating items, summarized as follows:

	First Quarter 2007			First Quarter 2006
(in millions, except per share data)	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS

Loss on change in fair values of derivatives and related investments	$(69.8)	$(42.6)	$(.18)	$(10.3)	$(6.3)	$(.02)
Gain on sales of investments, net	.1	.1	–	3.5	2.1	.01
Other, net	(14.0)	(14.7)	(.06)	(6.9)	(4.2)	(.01)
Total non-operating items	$(83.7)	$(57.2)	$(.23)	$(13.7)	$(8.4)	$(.02)

The 2007 first quarter change in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. The $70 million non-cash pretax loss resulted primarily from a $36 million increase in the fair value of the derivative component of the Company’s PHONES and a $33 million decrease in the fair value of 16 million shares of Time Warner common stock. Other, net in the first quarter of 2007 included $14.5 million of costs related to a special strategic review and the Leveraged ESOP Transactions approved by the Company’s board of directors on April 1, 2007 (see Note 13 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof for further information.). These costs included $7.7 million payable to the financial advisor to a special committee of the Company’s board of directors for a financial opinion delivered to the committee on April 1, 2007.

The 2006 first quarter change in the fair values of derivatives and related investments related entirely to the Company’s PHONES and related Time Warner investment. The $10 million non-cash pretax loss resulted primarily from an $11 million decrease in the fair value of 16 million shares of Time Warner common stock, partially offset by a $1 million decrease in the fair value derivative component of the Company’s PHONES.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season. Results for the 2007 and 2006 first quarters reflect these seasonal patterns. Unless otherwise stated, the Company’s discussion of its results of operations relates to continuing operations, and therefore excludes Hoy, New York, SCNI, WATL-TV, Atlanta, WCWN-TV, Albany, and WLVI-TV, Boston. See the discussion under “Discontinued Operations” contained in this Item 2 for further information on the results from discontinued operations.

CONSOLIDATED

The Company’s consolidated operating results for the first quarters of 2007 and 2006 are shown in the table below:

	First Quarter
(in millions, except per share data)	2007	2006	Change

Operating revenues	$1,215	$1,269	-	4%

Operating profit (1)	$181	$217	-	16%

Net income on equity investments	$13	$7	+	94%

Income from continuing operations	$11	$99	-	89%

Income (loss) from discontinued operations, net of tax	$(34)	$4		*

Net income (loss)	$(23)	$103	-	123%

Diluted earnings (loss) per share:
Continuing operations	$.05	$.32	-	84%
Discontinued operations	(.14)	.01		*
Net income (loss)	$(.10)	$.33		*

(1)	Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

* Not meaningful

Earnings Per Share (“EPS”) – Diluted loss per share for the first quarter of 2007 was $.06, compared to diluted earnings per share of $.10 in 2006. Diluted EPS from continuing operations for the 2007 first quarter was $.05 compared with $.32 in 2006. The 2007 first quarter income from continuing operations included a net non-operating loss of $.23 per diluted share. The 2006 first quarter income from continuing operations included a net non-operating loss of $.02 per diluted share and a charge of $.04 per diluted share for severance and other payments associated with the new union contracts at Newsday.

The Company incurred a loss from discontinued operations of $.14 per diluted share for the 2007 first quarter. In the 2006 first quarter, income from discontinued operations was $.01 per diluted share.

Operating Revenues and Profit – The Company’s consolidated operating revenues, depreciation and amortization expense, and operating profit by business segment for the first quarters of 2007 and 2006 were as follows:

	First Quarter
(in millions)	2007	2006	Change

Operating revenues
Publishing	$931	$985	-	5%
Broadcasting and entertainment	283	284		–
Total operating revenues	$1,215	$1,269	-	4%

Depreciation and amortization expense
Publishing	$44	$42	+	5%
Broadcasting and entertainment	13	13	+	6%
Corporate	–	–	-	29%
Total depreciation and amortization expense	$57	$55	+	5%

Operating profit (loss) (1)
Publishing	$140	$170	-	18%
Broadcasting and entertainment	61	67	-	9%
Corporate expenses	(20)	(20)	+	4%
Total operating profit	$181	$217	-	16%

(1) Operating profit for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Consolidated operating revenues for the 2007 first quarter fell 4% to $1.22 billion from $1.27 billion in 2006 primarily due to a decline in publishing revenues.

Consolidated operating profit decreased 16%, or $36 million, in the 2007 first quarter. Publishing operating profit decreased 18%, or $30 million, in the first quarter of 2007 mainly due to lower revenues. Publishing operating profit in the first quarter of 2006 included a $19 million charge associated with the new union contracts at Newsday. Broadcasting and entertainment operating profit was down 9%, or $6 million, in the 2007 first quarter primarily due to increases in compensation expense, partially offset by a decrease in programming expenses.

Operating Expenses –Consolidated operating expenses for the first quarter were as follows:

	First Quarter
(in millions)	2007	2006	Change

Cost of sales (exclusive of items shown below)	$617	$631	-	2%
Selling, general and administrative	359	367	-	2%
Depreciation and amortization	57	55	+	5%
Total operating expenses	$1,033	$1,053	-	2%

Cost of sales decreased 2%, or $14 million, in the 2007 first quarter. Compensation expense decreased 2%, or $4 million, in the first quarter of 2007 primarily due to the impact of position eliminations at the end of 2006. Newsprint and ink expense decreased 8%, or $9 million, as a result of a 6% drop in consumption and a 1% decline in average newsprint cost per ton. Programming expense decreased 1%, or $1 million, due to lower broadcast rights amortization.

Selling, general and administrative (“SG&A”) expenses were down 2%, or $8 million, in the first quarter of 2007. Compensation expense decreased 7%, or $14 million, in the 2007 first quarter primarily due to the $19 million charge in the 2006 first quarter for severance and other payments associated with the new union contracts at Newsday.

Depreciation and amortization expense increased $2 million, or 5%, in the first quarter of 2007.

PUBLISHING

Operating Revenues and Profit – The following table presents publishing operating revenues, operating expenses and operating profit for the first quarters of 2007 and 2006. References in this discussion to individual daily newspapers include their related businesses.

	First Quarter
(in millions)	2007	2006	Change

Operating revenues	$931	$985	-	5%

Operating expenses	791	815	-	3%

Operating profit (1)	$140	$170	-	18%

(1) Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Publishing operating revenues decreased 5%, or $54 million, in the 2007 first quarter. The largest declines were at South Florida, Los Angeles, Orlando and Chicago.

Operating profit for the 2007 first quarter decreased 18%, or $30 million. Operating expenses for the 2006 first quarter included a $19 million charge associated with the new union contracts at Newsday, partially offset by a $2 million gain on sales of real property at Baltimore. All other expenses in the first quarter of 2007 were down $7 million as decreases in newsprint, compensation and promotion expenses were partially offset by increases in mailed preprint advertising postage and outside services expense.

Publishing operating revenues, by classification, for the first quarters of 2007 and 2006 were as follows:

	First Quarter
(in millions)	2007	2006	Change
Advertising
Retail	$292	$294	-	1%
National	178	182	-	2%
Classified	261	302	-	14%
Total advertising	731	778	-	6%
Circulation	135	144	-	7%
Other	65	63	+	5%
Total revenues	$931	$985	-	5%

Total advertising revenues were down 6%, or $47 million, in the 2007 first quarter. Retail advertising revenues were down 1%, or $2 million, as increases in the hardware/home improvement stores, health care, specialty merchandise and apparel/fashion categories were more than offset by decreases in department stores, furniture/home furnishings and other retail categories. Preprint revenues increased 2%, or $3 million, in the first quarter primarily due to an increase at Los Angeles, partially offset by decreases at Newsday and Chicago. National advertising revenues decreased 2%, or $4 million, in the first quarter primarily due to decreases in the auto and technology categories, partially offset by increases in the movies and telecom/wireless categories. Classified advertising revenues decreased 14%, or $41 million, in the first quarter of 2007. The decline was primarily due to a 15% decrease in real estate, a 14% decline in help wanted and a 16% reduction in the auto category. Interactive revenues, which are included in the above categories, were up 17%, or $9 million, mainly due to strength in the classified auto and real estate categories.

Advertising volume for the first quarter was as follows:

	First Quarter
Inches (in thousands)	2007	2006	Change

Full run
Retail	1,208	1,210		–
National	699	797	-	12%
Classified	2,066	2,411	-	14%
Total full run	3,973	4,418	-	10%
Part run	4,735	4,960	-	5%
Total inches	8,708	9,378	-	7%

Preprint pieces (in millions)	3,485	3,329	+	5%

Full run advertising inches decreased 10% in the 2007 first quarter due to a 12% decrease in the national advertising category and a 14% decrease in the classified advertising category. Full run retail advertising inches were essentially flat in the first quarter as increases at Chicago and Newsday were partially offset by decreases at Los Angeles and Baltimore. Full run national advertising inches decreased 12% in the first quarter due to declines at Los Angeles, Chicago and South Florida. Full run classified advertising inches declined 14% in the first quarter due to decreases at South Florida and Orlando, partially offset by an increase at Baltimore. Part run advertising inches decreased 5% in the first quarter primarily due to decreases at South Florida and Newsday, partially offset by increases at Los Angeles. Preprint advertising pieces increased 5% in the first quarter mainly due to an increase at Los Angeles, partially offset by decreases at Chicago and South Florida.

Circulation revenues were down 7%, or $9 million, due to selective discounting and a decline in total net paid circulation copies for both daily and Sunday. The largest revenue declines were at Los Angeles, Chicago and Orlando. Total net paid circulation averaged 2.9 million copies daily (Mon-Fri) in the first quarter, down 2% from the prior year, and 4.1 million copies Sunday, representing a decline of 4% from the prior year. These declines were mainly due to the Company’s continuing efforts to reduce “other paid” circulation (typically copies distributed to schools and hotels). Individually paid circulation (home delivery plus single copy) in the first quarter of 2007 was flat for daily and down 3% for Sunday.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues increased 5%, or $2 million, in the first quarter.

Operating Expenses – Operating expenses for the first quarter were as follows:

	First Quarter
(in millions)	2007	2006	Change

Compensation (1)	$331	$353	-	6%
Newsprint and ink	115	124	-	8%
Circulation distribution	119	115	+	4%
Outside Services	76	73	+	4%
Promotion	22	23	-	7%
Depreciation and amortization	44	42	+	5%
Other	84	85		–
Total operating expenses	$791	$815	-	3%

(1) Compensation for the first quarter of 2006 includes a $19 million charge related to Newsday union contracts.

Publishing operating expenses decreased 3%, or $24 million, in the 2007 first quarter. Compensation expense decreased 6%, or $22 million, in the first quarter of 2007. The decrease was primarily attributable to the $19 million charge related to the new union contracts at Newsday in 2006. Newsprint and ink expense decreased 8%, or $9 million, as a result of a 6% decrease in consumption and a 1% decrease in average newsprint cost per ton. Circulation distribution expense increased 4%, or $4 million, in the first quarter due to higher mailed preprint advertising postage expenses resulting from higher postage rates and increased volume. Outside services expense was up 4%, or $3 million, due largely to higher outside printing costs. Promotion expense decreased 7%, or $1 million, due to the Company’s efforts to reduce costs in 2007. Depreciation and amortization expense increased 5%, or $2 million. Other expenses decreased $1 million.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit – The following table presents broadcasting and entertainment operating revenues, operating expenses and operating profit for the first quarters of 2007 and 2006. Entertainment includes Tribune Entertainment and the Chicago Cubs.

	First Quarter
(in millions)	2007	2006	Change

Operating revenues
Television	$264	$266	-	1%
Radio/entertainment	19	18	+	1%
Total operating revenues	$283	$284		–

Operating expenses
Television	$198	$193	+	2%
Radio/entertainment	24	24	+	2%
Total operating expenses	$222	$217	+	2%

Operating profit (loss) (1)
Television	$67	$73	-	8%
Radio/entertainment	(6)	(6)	-	6%
Total operating profit	$61	$67	-	9%

(1)  Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Broadcasting and entertainment operating revenues decreased $1 million in the 2007 first quarter. Television revenues were down 1%, or $2 million, in the first quarter of 2007 due to lower advertising revenues, which were affected by a continuing uneven advertising environment, primarily driven by weakness in the auto, retail and movie categories, partially offset by gains in the telecom, entertainment/recreation and packaged goods categories. Radio/entertainment revenues were up 1%, or $1 million, as higher revenues for the Chicago Cubs were partially offset by lower revenues at WGN Radio and Tribune Entertainment.

Operating profit for broadcasting and entertainment was down 9%, or $6 million, in the 2007 first quarter. Television operating profit decreased 8%, or $6 million, due to lower operating revenues and an increase in compensation expense, partially offset by a decrease in programming expenses. The radio/entertainment operating loss increased 6%.

Operating Expenses – Operating expenses for the first quarters of 2007 and 2006 were as follows:

	First Quarter
(in millions)	2007	2006	Change

Compensation	$74	$69	+	7%
Programming	83	84	-	1%
Depreciation and amortization	13	12	+	6%
Other	52	52	+	2%
Total operating expenses	$222	$217	+	2%

Broadcasting and entertainment operating expenses increased 2%, or $5 million, in the 2007 first quarter. Compensation expense increased 7%, or $5 million, due to higher expenses at the television group and the Chicago Cubs. Programming expense decreased 1%, or $1 million, due to lower broadcast rights amortization. Depreciation and amortization expense increased 6%, or $1 million. Other cash expenses were up 2%.

CORPORATE EXPENSES

Corporate expenses for the 2007 first quarter decreased $1 million, or 4%, from the first quarter of 2006.

EQUITY RESULTS

Net income on equity investments increased $6 million to $13 million in the 2007 first quarter. The increase was primarily due to operating improvements at TV Food Network and CareerBuilder.

INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE, AND INCOME TAXES

Interest and dividend income for the 2007 first quarter increased $1 million to $3 million due to higher average cash balances, higher interest rates and an increase in Time Warner dividend income. Interest expense for the 2007 first quarter increased 71% to $83 million due to higher debt levels and interest rates. Debt, excluding the PHONES, was $4.3 billion at the end of the 2007 first quarter, compared with $2.8 billion at the end of the first quarter of 2006. The increase was primarily due to financing the share repurchases in 2006.

The effective tax rate on income from continuing operations in the 2007 first quarter was 50.6% compared with 39.2% in the first quarter of 2006. The effective tax rate for the first quarter of 2007 was affected by certain non-operating expenses that are not deductible for tax purposes. In the aggregate, non-operating items increased the effective tax rate in 2007 by 10.5 percentage points.

DISCONTINUED OPERATIONS

Publishing Discontinued Operations – On Feb. 12, 2007, the Company announced an agreement to sell Hoy, New York to ImpreMedia, LLC. The Company expects to record a pretax gain on the sale of Hoy, New York when the sale closes, which is expected to take place in the second quarter of 2007. On March 6, 2007, the Company announced an agreement to sell SCNI to Gannett for $73 million. In the first quarter of 2007, the Company recorded an after-tax loss of $33 million to write down the SCNI net assets to estimated fair value, less costs to sell.

On March 28, 2007, a United States District Court issued an injunction to temporarily suspend the consummation of the sale of SCNI to Gannett, subject to the outcome of an arbitration proceeding relating to a grievance filed by the United Auto Workers union. On April 9, 2007, an arbitrator ruled that the sale of SCNI could not be consummated under the terms of the Company's existing sale agreement with Gannett, because the sale agreement with Gannett violated an existing union contract with 36 employees of The Advocate (Stamford).  The Company is currently working to resolve these issues, and pending resolution of these issues, would seek to close the transaction in the second quarter of 2007.  The pending sale of SCNI does not include the real estate in Stamford and Greenwich, Connecticut, which the Company plans to sell separately after a transitional lease to Gannett.

These businesses are considered components of the Company’s publishing segment as their operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses will be eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations. Accordingly, the results of operations in 2007 for each of these businesses are reported as discontinued operations in the condensed consolidated statements of operations. Prior year consolidated statements of operations have been reclassified to conform to the current year presentation of discontinued operations. In addition, identified assets and liabilities of Hoy, New York and SCNI, including the real estate in Stamford and Greenwich, are classified as held for sale and are presented separately in the April 1, 2007 unaudited condensed consolidated balance sheet.

Broadcasting and Entertainment Discontinued Operations –  On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta to Gannett for $180 million. The sale closed in August 2006. On June 19, 2006, the Company announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston, to Sunbeam Television Corp. for $113.7 million. These transactions closed in December 2006.

These businesses were considered components of the Company’s broadcasting and entertainment segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses have been eliminated from the ongoing operations of the Company as a result of the sales, and the Company does not have any significant continuing involvement in their operations. Accordingly, the results of operations in 2006 of each of these businesses are reported as discontinued operations in the unaudited condensed consolidated statements of operations.

Summarized Financial Information –  Selected financial information related to discontinued operations is summarized as follows:

	First Quarter
(in thousands, except per share data)	2007	2006

Operating revenues	$10,534	$29,663

Operating profit	$(2,005)	$5,956
Expected pretax loss on sale of SCNI	(19,442)	–
Income (loss) from discontinued operations before income taxes	(21,447)	5,956
Income taxes (1)	(12,927)	(2,348)
Income (loss) from discontinued operations, net of tax	$(34,374)	$3,608

Income (loss) from discontinued operations per share:
Basic	$(.14)	$.01
Diluted	$(.14)	$.01

(1) Income taxes for the first quarter of 2007 included tax expense of $14 million related to the $19 million expected pretax loss on sale of SCNI. The pretax loss included $54 million of allocated newspaper group goodwill, most of which is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by operations in the first quarter was $135 million in 2007, down 38% from $220 million in 2006. The Company expects to fund capital expenditures and other operating requirements with net cash provided by operations. Funding required for acquisitions and investments is financed by available cash flow from operations, borrowings under the Company’s credit agreements and, if necessary, by the issuance of additional debt and proceeds from the issuance of stock related to stock option exercises.

Net cash used for investments totaled $16 million in the first quarter of 2007 compared with $29 million in the first quarter of 2006. The Company spent $21 million for capital expenditures and $5 million in cash for acquisitions and investments in the first quarter of 2007. The Company received $10 million in proceeds from the sale of intangibles in the first quarter of 2007.

Net cash used for financing activities was $112 million in the first quarter of 2007. The Company repaid $97 million of commercial paper, net of issuances, $85 million on the bridge credit facility and $6 million of long-term debt during the first quarter of 2007. The Company borrowed $100 million under its bridge credit facility in the first quarter of 2007. Dividends paid on common stock totaled $43 million and net proceeds from sales of common stock to employees totaled $19 million in the first quarter of 2007. Quarterly dividends paid on the Company’s common stock were $.18 per share in 2007 and 2006. In connection with the announcement on April 2, 2007 of the Leveraged ESOP Transactions, the Company announced that it is suspending the payment of quarterly dividends on its common stock.

On April 25, 2007, in connection with the Leveraged ESOP Transactions, the Company commenced a tender offer to repurchase up to 126 million shares of the Company’s common stock that are currently outstanding at a price of $34.00 per share (the “Share Repurchase”). The Company’s obligations to consummate the Share Repurchase are subject to various conditions, including the receipt of necessary financing for the Share Repurchase.

The Company has secured financing commitments from certain lenders to provide the Company with the ability to borrow the amounts required for purposes of financing the Leveraged ESOP Transactions, including refinancing all amounts borrowed pursuant to the Company’s existing credit agreements. Pursuant to the terms of these commitments, the Company expects to enter into new $8.028 billion senior secured credit facilities to be used, among other ways, for purposes of the consummation of the Share Repurchase, to refinance certain of the Company’s existing indebtedness and for general corporate purposes. These new senior secured credit facilities will be guaranteed by certain of our direct and indirect U.S. subsidiaries and secured by a pledge of the capital stock of certain of the Company’s subsidiaries. The Company has also secured commitments from the same financial institutions for a $2.105 billion incremental term loan facility and a $2.1 billion senior unsecured bridge facility. The Company also may elect to issue $2.1 billion of senior notes or senior subordinated notes in lieu of drawing under the $2.1 billion senior unsecured bridge facility. These additional borrowings or issuances will in all cases be used, among other ways, in connection with the payment of the merger consideration in connection with the consummation of the Merger. The financing commitments are subject to certain conditions, and definitive financing agreements have not yet been executed.

As of April 1, 2007, the Company’s corporate credit ratings were as follows: “BB-” by Standard & Poor’s Rating Services (“S&P”), “Ba1” by Moody’s Investor Service (“Moody’s”), “BB-” by Fitch Ratings (“Fitch”) and “B” by Dominion Bond Rating Service (“Dominion”). Moody’s has a “negative” outlook on the Company, and S&P and Fitch have the Company on “negative” credit watch. Dominion has the Company under review with negative implications. Following the April 2, 2007 announcement of the Leveraged ESOP Transactions, including the Company’s intentions to conduct the Share Repurchase, Moody’s downgraded the Company’s corporate credit rating to “Ba3” from “Ba1”. This rating remains on review for downgrade. Further, Moody’s stated that, upon consummation of the Merger, it will likely downgrade the Company’s corporate family credit rating to “B2” with a stable outlook. In addition, S&P issued a research update stating that, pending the consummation of the Leveraged ESOP Transactions, the Company’s corporate credit rating would remain “BB-” on credit watch with negative implications. Following the consummation of the Merger, S&P has indicated it will lower the Company’s corporate rating to “B” with a stable outlook. Lastly, Fitch downgraded the Company’s corporate issuer default rating to “B+” and such rating remains on “watch negative”. Fitch also announced that following the consummation of the Leveraged ESOP Transactions, it would expect to further downgrade the Company’s corporate issuer default rating to “B-”.

The Company has for several years maintained active debt shelf registration statements for its medium-term note program and other financing needs. A shelf registration statement was declared effective in July 2006. The shelf registration statement does not have a designated amount, but the Company’s Board of Directors has authorized the issuance and sale of up to $3 billion of debt securities. Proceeds from any future debt issuances under the new shelf would be used for general corporate purposes, including repayment of short-term and long-term borrowings, capital expenditures, working capital and financing of acquisitions.

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

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following represents an update of the Company’s market-sensitive financial information. This information contains forward-looking statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2006.

INTEREST RATE RISK

Variable Interest Rate Liabilities – On June 19, 2006, the Company entered into credit agreements to finance the Company’s tender offer to repurchase shares of the Company’s common stock as well as to refinance certain indebtedness. In addition, one of the credit agreements includes an unsecured revolving credit facility that is available for working capital and general corporate purposes, including acquisitions. These credit agreements were subsequently amended and restated on June 27, 2006. In general, borrowings under these credit facilities bear interest at a variable rate based on LIBOR plus a spread ranging from 0.35% to 1.25% based on the Company’s credit ratings. As of April 1, 2007, the Company had $2.83 billion of variable rate borrowings outstanding under these credit facilities. At this borrowing level, a hypothetical one percent increase in the underlying interest rates for the Company’s variable rate borrowings under these agreements would result in an additional $28.3 million of annual pretax interest expense.

EQUITY PRICE RISK

Available-For-Sale Securities – The Company has common stock investments in publicly traded companies that are subject to market price volatility. Except for 16 million shares of Time Warner common stock (see discussion below), these investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in the accumulated other comprehensive income component of shareholders’ equity.

The following analysis presents the hypothetical change at April 1, 2007 in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price. As of April 1, 2007, the Company’s common stock investments in publicly traded companies consisted primarily of 237,790 shares of Time Warner common stock unrelated to PHONES (see discussion below in “Derivatives and Related Trading Securities”) and 3.4 million shares of AdStar, Inc.

	Valuation of Investments Assuming Indicated Decrease in Stock’s Price				Valuation of Investments Assuming Indicated Increase in Stock’s Price
(in thousands)	-30%	-20%	-10%	April 1, 2007 Fair Value	+10%	+20%	+30%
Common stock investments in public companies	$9,024	$10,313	$11,602	$12,892(1)	$14,181	$15,470	$16,759

(1)  Excludes 16 million shares of Time Warner common stock. See discussion below in “Derivatives and Related Trading Securities.”

During the last 12 quarters preceding April 1, 2007, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in two of the quarters, by 20% or more in one of the quarters and by 30% or more in one of the quarters.

Derivatives and Related Trading Securities – The Company issued 8 million PHONES in April 1999 indexed to the value of its investment in 16 million shares of Time Warner common stock (see Note 9 to the Company’s consolidated financial statements in the 2006 Annual Report on Form 10-K). Since the second quarter of 1999, this investment in Time Warner is classified as a trading security, and changes in its fair value, net of the changes in the fair value of the related derivative component of the PHONES, have been recorded in the statement of operations.

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or the principal value of the PHONES ($156.36 per PHONES at April 1, 2007). At April 1, 2007, the PHONES carrying value was approximately $612 million. Since the issuance of the PHONES in April 1999, changes in the fair value of the derivative component of the PHONES have partially offset changes in the fair value of the related Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related Time Warner shares.

The following analysis presents the hypothetical change in the fair value of the Company’s 16 million shares of Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investment Assuming Indicated Decrease in Stock’s Price				Valuation of Investment Assuming Indicated Increase in Stock’s Price
(in thousands)	-30%	-20%	-10%	April 1, 2007 Fair Value	+10%	+20%	+30%
Time Warner common stock	$220,864	$252,416	$283,968	$315,520	$347,072	$378,624	$410,176

During the last 12 quarters preceding April 1, 2007, market price movements have caused the fair value of the Company’s 16 million shares of Time Warner common stock to change by 10% or more in two of the quarters, by 20% or more in one of the quarters and by 30% or more in none of the quarters.

ITEM 4. CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of April 1, 2007. Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended April 1, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The information contained in Note 4, Note 5 and Note 14 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

The three risk factors presented below are new and should be considered in addition to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2006. In addition, the risk factors presented below should be read in conjunction with the description of the Leveraged ESOP Transactions, and the definitions of capitalized terms utilized herein, provided in Note 13 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof. There have been no other material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2006.

Our businesses may be adversely affected by the Leveraged ESOP Transactions and the failure to consummate the pending Leveraged ESOP Transactions.

We have spent significant time and financial resources preparing for the Leveraged ESOP Transactions. There are uncertainties and other factors that may affect our business prior to the consummation of the Leveraged ESOP Transactions, including:

•
the outcome of any litigation and judicial actions or proceedings that have been or may be instituted against us and others relating to the proposed Leveraged ESOP Transactions, including any legislative or regulatory action;

•	management’s attention from our day to day business and potential growth opportunities may be diverted during the pendency of the Leveraged ESOP Transactions;

•	uncertainties with regards to the Leveraged ESOP Transactions may adversely affect our existing relationships with our employees, customers and vendors; and

•	certain costs relating to the Merger, such as legal, accounting and financial advisory fees, are payable by us whether or not the Merger is completed.

Additionally, there are uncertainties and other factors that may affect the timing of the consummation of the Share Repurchase and the Merger, as well as whether or not the Share Repurchase and the Merger will be consummated, including:

•	the occurrence of any event, change or other circumstances that could give rise to the termination of the Merger Agreement or the Zell Entity Purchase Agreement;

•
the inability to complete the Merger due to the failure to obtain stockholder approval or the failure to satisfy other conditions to consummation of the Merger, including the inability to obtain the approval of the Federal Communications Commission (“FCC”) or other regulatory approvals required by the Merger Agreement and the Zell Entity Purchase Agreement;

•	the failure of the Company to obtain the necessary financing arrangements set forth in the debt commitment letters received in connection with the Leveraged ESOP Transactions; and

•	the failure of the Share Repurchase or the Merger to close for any other reason.

In the event that the Leveraged ESOP Transactions are not completed in a timely manner or at all, we may be subject to several risks including the following:

•
the current market price of our common stock may reflect a market assumption that the Leveraged ESOP Transactions will occur and a failure to complete the Leveraged ESOP Transactions could result in a decline in the market price of our common stock;

•	our current plans and operations may be disrupted; and

•	the potential difficulties related to employee retention as a result of any delay of the completion of the Merger.

We currently have substantial debt and other financial obligations, and we expect to incur significant additional debt in connection with the Leveraged ESOP Transactions.

We currently have substantial debt and other financial obligations. In connection with the Leveraged ESOP Transactions, we have entered into agreements with certain financial institutions for commitments to provide us with significant additional debt financing. Pursuant to the terms of these debt commitments, we currently expect to enter into new $8.028 billion senior secured credit facilities to be used by us, among other ways, for purposes of the consummation of the Share Repurchase, to refinance certain of our existing indebtedness and for general corporate purposes. These new senior secured credit facilities will be guaranteed by certain of our direct and indirect U.S. subsidiaries and secured by a pledge of the capital stock of certain of our subsidiaries. We have also secured commitments from the same financial institutions for a $2.105 billion incremental term loan facility and a $2.1 billion senior unsecured bridge facility. We also may elect to issue $2.1 billion of senior notes or senior subordinated notes in lieu of drawing under the $2.1 billion senior unsecured bridge facility. These additional borrowings or issuances will in all cases be used by us, among other ways, in connection with the payment of the merger consideration in connection with the consummation of the Merger.

Our significantly increased debt level and related debt service obligations:

•	will require us to dedicate greater amounts of our cash flow to the payment of principal and interest on our debt which will reduce the funds we have available for other purposes;

•
will limit our liquidity and operational flexibility in changing economic, business and competitive conditions which could require us to consider deferring planned capital expenditures, reducing discretionary spending, selling additional assets or deferring acquisitions or other strategic opportunities;

•	will impose on us additional financial and operational restrictions; and

•	will expose us to increased interest rate risk because a substantial portion of our debt obligations will be at variable interest rates.

Our ability to make scheduled payments on our debt and other financial obligations will depend on our future financial and operating performance. Based on our current level of operations, we believe our cash flow from operations, available cash and available borrowings under the new credit facilities described above will be adequate to meet our liquidity needs for the foreseeable future. There can be no assurances, however, that our businesses will generate sufficient cash flow from operations or that future borrowings will be available to us under these new credit facilities in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs. Our financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond our control. Our increased leverage exposes us to significant risk in the event of downturns in our businesses (whether through competitive pressures or otherwise), in our industries or in the economy generally, because although our cash flows would decrease in this scenario, our required payments in respect of indebtedness will not.

In the future, we may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In addition, if we do not comply with the financial and other restrictive covenants under our credit facilities, we may default under them. Upon default, our lenders could accelerate the indebtedness under the facilities, foreclose against their collateral or seek other remedies, which could jeopardize our ability to continue our current operations.

Consummation of the Leveraged ESOP Transactions will require regulatory approval from the FCC.

In connection with the Leveraged ESOP Transactions, the parties to the Merger Agreement and the Zell Entity Purchase Agreement are required to file applications with the FCC seeking consent to the transfer of control of the Company from its public stockholders to its employees participating in the ESOP and to Samuel Zell. In connection with seeking this consent to the transfer of control, the parties making the application will also request that the FCC:

•
waive its rule prohibiting the common ownership of daily English language newspapers and broadcast stations (“the cross-ownership rule”) in the five markets where we own such combinations (with one waiver being necessary to continue a previously “grandfathered” newspaper-broadcast combination in the Chicago market following the consummation of a transfer of control);

•	address the Company’s pending license renewal applications;

•	grant a “failing station waiver” to permit the continued common ownership of the Company’s two television stations in Hartford, Connecticut; and

•	grant a “satellite waiver” to permit the continued common ownership and operation of WTTK, Kokomo, Indiana, as a satellite station of WTTV, Indianapolis, Indiana.

Because none of our cross-ownership waivers can be transferred under a transfer of control application, we are required to seek new waivers in each of New York, Los Angeles, Chicago, Miami-Ft. Lauderdale and Hartford, which are the five markets in which the Company has a cross-ownership. The FCC is continuing to review its ownership rules, including the cross-ownership rule. In connection with this pending rulemaking, it is possible that certain parties will file petitions to deny or other objections with the FCC which will oppose the grant of cross-ownership waivers to us in connection with our transfer of control application. The FCC may also grant a cross-ownership waiver that could require us to come into compliance with the cross-ownership rule within a specified time period, which might require us to divest either our newspaper or broadcast assets in one or more of the five cross-ownership markets.

The FCC also generally will not act on a transfer of control application for a broadcast station when a license renewal application is pending for such station. While the FCC could accelerate the processing of the pending renewal applications and act upon them at the same time it acts on the transfer of control applications, there is a possibility that these renewal applications could remain pending until after the FCC completes its current rulemaking process.

As described above, we must also obtain a new “failing station waiver” for our two broadcast stations in Hartford and a new “satellite waiver” to permit the continued common ownership and operation of our two broadcast stations in Indianapolis. While the Company has previously obtained these waivers from the FCC and continues to believe that the relevant factors for purposes of granting such waivers continue to be satisfied, there can be no assurance that the FCC will in fact grant these new waivers to the Company.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Issuance of ESOP Shares –  On April 1, 2007, the Company issued 8,928,571 shares of common stock to a newly formed Tribune Employee Stock Ownership Plan (“ESOP”) at a cost of $28.00 per share. The ESOP paid for this issuance with a promissory note of the ESOP in favor of the Company in the principal amount of $250 million, to be repaid by the ESOP over the 30-year life of the loan through its use of annual contributions from the Company to the ESOP and/or distributions paid on the shares of the common stock held by the ESOP. The shares were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.

Stock Repurchase Program –In 2000, the Company’s Board of Directors authorized the Company to repurchase $2.5 billion of its common stock. Through Dec. 25, 2005, the Company repurchased 56 million shares of its common stock at a cost of $2.3 billion under this authorization. In December 2005, the Board of Directors authorized additional repurchases of $1 billion (inclusive of $160 million of remaining authority under the 2000 stock repurchase authorization). In the first quarter of 2006, the Company repurchased an additional 5 million shares of its common stock at a cost of $138 million pursuant to this authorization. As of April 1, 2007, the Company may repurchase an additional $862 million of its common stock pursuant to this authorization. On April 25, 2007, the Company commenced a tender offer to repurchase up to 126 million shares of the Company’s common stock that are currently outstanding at a price of $34.00 per share. See Note 13 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof for further information.

ITEM 6. EXHIBITS.

(a) Exhibits.

Exhibits marked with an asterisk (*) are incorporated by reference to the documents previously filed by Tribune Company with the Securities and Exchange Commission, as indicated. All other documents are filed with this Report.

4.1* –  Registration Rights Agreement, dated as of April 1, 2007, by and among Tribune Company, EGI-TRB, L.L.C. and GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust, which forms a part of the Tribune Employee Stock Ownership Plan, incorporated by reference to Exhibit 4.1 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2007.

4.2* –  Registration Rights Agreement, dated as of April 1, 2007, by and between Tribune Company and each of Chandler Trust No. 1 and Chandler Trust No. 2, incorporated by reference to Exhibit 4.2 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2007.

4.3* –  Amendment No. 3, dated as of April 1, 2007, to the Rights Agreement between Tribune Company and Computershare Trust Company, N.A. (formerly known as EquiServe Trust Company, N.A., formerly known as First Chicago Trust Company of New York), as Rights Agent, as amended by Amendment No. 1, dated as of June 12, 2000, and Amendment No. 2, dated as of September 21, 2006, incorporated by reference to Exhibit 4.3 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2007.

10.1* –  Agreement and Plan of Merger, dated as of April 1, 2007, by and among Tribune Company, Tesop Corporation, GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust, which forms a part of the Tribune Employee Stock Ownership Plan and EGI-TRB, L.L.C. (solely for the limited purposes of Section 8.12 thereof), incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2007.

10.2* –  Securities Purchase Agreement, dated as of April 1, 2007, by and among Tribune Company, EGI-TRB, L.L.C. and Samuel Zell, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2007.

10.3* –  Form of Subordinated Promissory Note of Tribune Company, incorporated by reference to Exhibit 10.4 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2007.

10.4* –  Form of Warrant Agreement, incorporated by reference to Exhibit 10.5 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2007.

10.5* –  ESOP Purchase Agreement, dated as of April 1, 2007, by and between Tribune Company and GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust, a separate trust created under the Tribune Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.6 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2007.

10.6* –  ESOP Loan Agreement, dated as of April 1, 2007, by and between Tribune Company and GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust, which implements and forms a part of the Tribune Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.7 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2007.

10.7* –  ESOP Note, dated as of April 1, 2007, executed by GreatBanc Trust Company, not in its individual or corporate capacity, but solely in its capacity as trustee of the Tribune Employee Stock Ownership Trust, which implements and forms a part of the Tribune Employee Stock Ownership Plan in favor of Tribune Company, incorporated by reference to Exhibit 10.8 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2007.

10.8* –  ESOP Pledge Agreement, dated as of April 1, 2007, between the Company and GreatBanc Trust Company, not in its individual or corporate capacity but solely in its capacity as trustee of the Tribune Employee Stock Ownership Trust which forms a part of the Tribune Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.9 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2007.

10.9* –  Amended and Restated First Step Commitment Letter, dated as of April 5, 2007, by and among Tribune Company, J.P. Morgan Securities Inc., JPMorgan Chase Bank, N.A., Merrill Lynch Capital Corporation, Citigroup Global Markets Inc., Banc of America Securities LLC and Bank of America, N.A., incorporated by reference to Exhibit 10.10 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2007.

10.10* –  Amended and Restated Second Step Commitment Letter, dated as of April 5, 2007, by and among Tribune Company, J.P. Morgan Securities Inc., JPMorgan Chase Bank, N.A., Merrill Lynch Capital Corporation, Citigroup Global Markets Inc., Banc of America Securities LLC, Banc of America Bridge LLC and Bank of America, N.A., incorporated by reference to Exhibit 10.11 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2007.

10.11* –  Investor Rights Agreement, dated as of April 1, 2007, by and among Tribune Company, EGI-TRB, L.L.C. and GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust, which forms a part of the Tribune Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.12 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2007.

10.12* –  Voting Agreement, dated as of April 1, 2007, by and among Tribune Company, and each of Chandler Trust No. 1 and Chandler Trust No. 2, incorporated by reference to Exhibit 10.13 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2007.

10.13* –  Tribune Employee Stock Ownership Plan, incorporated by reference to Exhibit 10.14 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2007.

10.14* –  Tribune Employee Stock Ownership Trust, dated April 1, 2007, by and between Tribune Company and GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust, incorporated by reference to Exhibit 10.15 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 5, 2007.

10.15* –  Subordinated Exchangeable Promissory Note of Tribune Company, dated April 23, 2007, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 24, 2007.

10.16* –  Letter Agreement, dated April 23, 2007, among Tribune Company, EGI-TRB, L.L.C. and Samuel Zell, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 24, 2007.

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

TRIBUNE COMPANY (Registrant)

Date: May 9, 2007	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the registrant and as Chief Accounting Officer)