Form 10-Q
period 2007-07-01
TRIBUNE CO
filed 2007-08-09
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JULY 1, 2007

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
  Yes /  /   No /✓/

    At Aug. 6, 2007, there were 118,430,518 shares outstanding of the Company’s Common Stock ($.01 par value per share), excluding 60,671,319 shares held by subsidiaries of the Company and 8,928,571 shares held by the Tribune Employee Stock Ownership Plan.

TRIBUNE COMPANY
INDEX TO 2007 SECOND QUARTER FORM 10-Q

Item No.	Page

PART I. FINANCIAL INFORMATION

1. Financial Statements
Condensed Consolidated Statements of Operations for the Second Quarters and First Halves Ended July 1, 2007 and June 25, 2006	1
Condensed Consolidated Balance Sheets at July 1, 2007 and Dec. 31, 2006	2
Condensed Consolidated Statements of Cash Flows for the First Halves Ended July 1, 2007 and June 25, 2006	4
Notes to Condensed Consolidated Financial Statements
Note 1: Basis of Preparation	5
Note 2: Earnings Per Share	6
Note 3: Leveraged ESOP Transactions	7
Note 4: Discontinued Operations	8
Note 5: Income Taxes	10
Note 6: Newsday and Hoy, New York Charge	12
Note 7: Stock-Based Compensation	13
Note 8: Pension and Postretirement Benefits	15
Note 9: Non-Operating Items	15
Note 10: Inventories	16
Note 11: Goodwill and Other Intangible Assets	17
Note 12: Debt	18
Note 13: Comprehensive Income	22
Note 14: Other Matters	23
Note 15: Segment Information	24
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	25
3. Quantitative and Qualitative Disclosures About Market Risk	42
4. Controls and Procedures	44

PART II. OTHER INFORMATION
1. Legal Proceedings	45
1A. Risk Factors	46
2. Unregistered Sales of Equity Securities and Use of Proceeds	49
4. Submission of Matters to a Vote of Security Holders	49
6. Exhibits	50

PART I.  FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
 (Unaudited)

	Second Quarter Ended		First Half Ended
	July 1, 2007	June 25, 2006	July 1, 2007	June 25, 2006

Operating Revenues	$1,313,366	$1,408,789	$2,527,868	$2,678,210

Operating Expenses
Cost of sales (exclusive of items shown below)	664,597	697,988	1,281,629	1,329,357
Selling, general and administrative	394,709	352,161	753,685	718,752
Depreciation	53,041	49,896	105,066	99,766
Amortization of intangible assets	5,215	4,751	10,222	9,441
Total operating expenses	1,117,562	1,104,796	2,150,602	2,157,316

Operating Profit	195,804	303,993	377,266	520,894

Net income on equity investments	28,710	26,017	41,394	32,565
Interest and dividend income	3,830	2,472	6,984	4,652
Interest expense	(115,905)	(47,279)	(199,154)	(96,051)
Loss on change in fair values of derivatives and related investments	(27,395)	(6,121)	(97,175)	(16,438)
Other non-operating loss, net	(14,948)	(603)	(28,883)	(3,983)

Income from Continuing Operations Before Income Taxes	70,096	278,479	100,432	441,639

Income taxes	(34,580)	(115,914)	(53,837)	(179,918)

Income from Continuing Operations	35,516	162,565	46,595	261,721

Income (Loss) from Discontinued Operations, net of tax (Note 4)	760	(74,731)	(33,614)	(71,123)

Net Income	36,276	87,834	12,981	190,598

Preferred dividends	–	(2,103)	–	(4,206)

Net Income Attributable to Common Shares	$36,276	$85,731	$12,981	$186,392

Earnings Per Share (Note 2):
Basic:
Continuing operations	$.17	$.53	$.21	$.85
Discontinued operations	–	(.25)	(.15)	(.23)
Net income	$.18	$.28	$.06	$.61

Diluted:
Continuing operations	$.17	$.53	$.21	$.84
Discontinued operations	–	(.25)	(.15)	(.23)
Net income	$.18	$.28	$.06	$.61

Dividends per common share	$–	$.18	$.18	$.36

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	July 1, 2007	Dec. 31, 2006

Assets

Current Assets
Cash and cash equivalents	$261,570	$174,686
Accounts receivable, net	694,700	734,871
Inventories	51,543	40,962
Broadcast rights	201,443	271,995
Deferred income taxes	–	74,450
Assets held for sale	3,946	–
Prepaid expenses and other	59,416	49,466
Total current assets	1,272,618	1,346,430

Properties
Property, plant and equipment	3,561,287	3,592,477
Accumulated depreciation	(1,963,902)	(1,907,365)
Net properties	1,597,385	1,685,112

Other Assets
Broadcast rights	220,230	295,186
Goodwill	5,780,337	5,837,208
Other intangible assets, net	2,804,424	2,846,057
Time Warner stock related to PHONES debt	336,640	348,480
Other investments	552,309	564,750
Prepaid pension costs	368,859	293,455
Assets held for sale	80,445	9,172
Other	271,848	174,922
Total other assets	10,415,092	10,369,230
Total assets	$13,285,095	$13,400,772

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	July 1, 2007	Dec. 31, 2006

Liabilities and Shareholders’ Equity

Current Liabilities
Borrowings under bridge credit facility	$–	$1,310,000
PHONES debt related to Time Warner stock (Note 12)	319,808	–
Other debt due within one year	78,496	119,007
Contracts payable for broadcast rights	251,687	317,945
Deferred income	163,082	108,607
Deferred income taxes	133,161	–
Accounts payable, accrued expenses and other current liabilities	664,422	691,155
Total current liabilities	1,610,656	2,546,714

Long-Term Debt (Note 12)
PHONES debt related to Time Warner stock	343,152	572,960
Other long-term debt (less portions due within one year)	8,545,444	3,003,251
Total long-term debt	8,888,596	3,576,211

Other Non-Current Liabilities
Deferred income taxes	1,701,258	1,974,672
Contracts payable for broadcast rights	341,171	425,927
Deferred compensation and benefits	336,673	392,187
Other obligations	199,413	165,445
Total other non-current liabilities	2,578,515	2,958,231

Shareholders’ Equity
Common stock and additional paid-in capital (Note 3)	5,142,974	6,837,029
Retained earnings (Note 3)	559,156	3,138,313
Treasury common stock (at cost)	(4,917,510)	(5,288,341)
Unearned ESOP shares (Note 3)	(250,000)	–
Accumulated other comprehensive income (loss)	(327,292)	(367,385)
Total shareholders’ equity	207,328	4,319,616
Total liabilities and shareholders’ equity	$13,285,095	$13,400,772

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	First Half Ended
	July 1, 2007	June 25, 2006

Operations
Net income	$12,981	$190,598
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	26,398	22,766
Loss on change in fair values of derivatives and related investments	97,175	16,438
Write-off of Los Angeles Times plant equipment	23,982	–
Depreciation	105,855	102,004
Amortization of intangible assets	10,247	9,620
Loss on sales of discontinued operations	16,958	90,055
Net income on equity investments	(41,394)	(32,565)
Distributions from equity investments	57,233	36,560
Deferred income taxes	(13,739)	38,991
Tax benefit on stock awards exercised	11,770	2,106
Changes in working capital items, excluding effects from acquisitions and dispositions:
Accounts receivable	35,836	(14,097)
Inventories, prepaid expenses and other current assets	(20,736)	(1,172)
Deferred income, accounts payable, accrued expenses and other current liabilities	21,477	(4,735)
Income taxes	(41,650)	8,154
Deferred compensation	(48,623)	(10,654)
Other, net	23,594	18,466
Net cash provided by operations	277,364	472,535

Investments
Capital expenditures	(52,224)	(61,870)
Acquisitions and investments	(7,575)	(50,095)
Proceeds from sales of subsidiaries, intangibles, investments and real estate	18,796	6,963
Net cash used for investments	(41,003)	(105,002)

Financing
Long-term borrowings	7,015,000	–
Issuance of exchangeable promissory note	200,000	–
Borrowings under revolving credit agreements	–	200,000
Borrowings under former bridge credit facility	100,000	–
Repayments of former bridge credit facility	(1,410,000)	–
Repayments of long-term debt	(1,613,154)	(55,453)
Repayments of commercial paper, net	(97,019)	(301,205)
Long-term debt issuance costs	(134,085)	–
Sales of common stock to employees, net	72,195	19,632
Sale of common stock to Zell Entity (Note 3)	50,000	–
Purchases of Tribune common stock	(4,289,192)	(137,746)
Dividends	(43,247)	(113,114)
Other	25	(16,974)
Net cash used for financing	(149,477)	(404,860)
Net increase (decrease) in cash and cash equivalents	86,884	(37,327)

Cash and cash equivalents, beginning of year	174,686	151,110

Cash and cash equivalents, end of quarter	$261,570	$113,783

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:   BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of July 1, 2007 and the results of their operations for the second quarters and first halves ended July 1, 2007 and June 25, 2006 and cash flows for the first halves ended July 1, 2007 and June 25, 2006.  All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Certain prior year amounts have been reclassified to conform to the 2007 presentation.  These reclassifications had no impact on reported 2006 total revenues, operating profit or net income.

On Feb. 12, 2007, the Company announced an agreement to sell the New York edition of Hoy, the Company’s Spanish-language daily newspaper (“Hoy, New York”).  The Company completed the sale of Hoy, New York on May 15, 2007.  On March 6, 2007, the Company announced an agreement to sell its Southern Connecticut Newspapers—The Advocate (Stamford) and Greenwich Time (collectively “SCNI”) to Gannett, Inc. (“Gannett”) for $73 million.  On May 25, 2007, the Company announced the termination of this agreement following an arbitrator’s ruling that the Company could not sell SCNI unless Gannett assumed an existing collective bargaining contract as a condition of the sale, which Gannett declined to do.  The Company simultaneously announced that it would immediately begin the process of soliciting offers for SCNI with the intention of completing a sale as soon as possible.  On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta, and on June 19, 2006, announced the sale of WCWN-TV, Albany.  The sale of WATL-TV, Atlanta closed in August 2006.  On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston.  The Boston and Albany station sales closed in December 2006.  The accompanying unaudited condensed consolidated financial statements reflect these businesses as discontinued operations for all periods presented.  See Note 4 for further discussion.

As of July 1, 2007, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2006, have not changed from Dec. 31, 2006, except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  See Note 5 for additional information regarding the Company’s adoption of FIN 48.

NOTE 2:   EARNINGS PER SHARE

The computations of basic and diluted earnings per share were as follows:

	Second Quarter		First Half Ended
(in thousands, except per share data)	2007	2006	2007	2006

Basic earnings per share:
Income from continuing operations	$35,516	$162,565	$46,595	$261,721
Income (loss) from discontinued operations, net of tax	760	(74,731)	(33,614)	(71,123)
Net income	36,276	87,834	12,981	190,598
Preferred dividends	–	(2,103)	–	(4,206)
Net income attributable to common shares	$36,276	$85,731	$12,981	$186,392

Weighted average common shares outstanding	204,425	302,683	222,192	303,451
Basic earnings per share:
Continuing operations	$.17	$.53	$.21	$.85
Discontinued operations	–	(.25)	(.15)	(.23)
Net income	$.18	$.28	$.06	$.61

Diluted earnings per share:
Income from continuing operations	$35,516	$162,565	$46,595	$261,721
Income (loss) from discontinued operations, net of tax	760	(74,731)	(33,614)	(71,123)
Net income	36,276	87,834	12,981	190,598
Preferred dividends	–	(2,103)	–	(4,206)
Net income attributable to common shares	$36,276	$85,731	$12,981	$186,392

Weighted average common shares outstanding	204,425	302,683	222,192	303,451
Adjustment for stock-based awards, net	2,292	1,809	1,925	1,596
Adjusted weighted average common shares outstanding	206,717	304,492	224,117	305,047

Diluted earnings per share:
Continuing operations	$.17	$.53	$.21	$.84
Discontinued operations	–	(.25)	(.15)	(.23)
Net income	$.18	$.28	$.06	$.61

Basic earnings per share is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period.  The Company’s stock-based awards and convertible securities are included in the calculation of diluted earnings per share unless their effects are antidilutive.  In all of the diluted earnings per share calculations presented above, weighted average shares outstanding were adjusted for the dilutive effect of stock-based compensation awards.  In the 2007 second quarter and first half calculations of diluted earnings per share, 30.6 million shares of the Company’s outstanding stock-based awards were not reflected because their effects were antidilutive.  Also in the 2007 second quarter and first half calculations of diluted earnings per share, the conversion of the Company’s $200 million exchangeable promissory note into 5.9 million shares of the Company’s common stock (see Note 12) was not assumed because the effect was antidilutive.  Prior to the restructuring of TMCT, LLC and TMCT II, LLC, all of the Company’s Series C, D-1 and D-2 convertible preferred shares were issued to and held by TMCT, LLC and TMCT II, LLC.  In connection with a restructuring of these limited liability companies, all of these preferred shares were distributed to the Company on Sept. 22, 2006.  As a result, the Company has not had any preferred shares outstanding since Sept. 22, 2006.  Information pertaining to the Company’s investments in TMCT, LLC and TMCT II, LLC, including the distribution of the Series C, D-1 and D-2 convertible preferred shares on Sept. 22, 2006, is provided in Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2006.  In the 2006 second quarter calculation of diluted earnings per share, 3.7 million shares of the Company’s Series C, D-1 and D-2 convertible preferred stock and 39 million shares of the Company’s outstanding stock-based awards were not reflected because their effects were antidilutive.  In the 2006 first half calculations of diluted EPS, 3.6 million shares of the Company’s Series C, D-1 and D-2 convertible preferred stocks and 37.3 million shares of the Company’s outstanding stock-based awards were not reflected because their effects were antidilutive.

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

The Leveraged ESOP Transactions consist of a series of transactions that include the following, some of which have been completed at the date of filing of this Quarterly Report on Form 10-Q:

•
On April 1, 2007, the ESOP purchased 8,928,571 shares of the Company’s common stock from the Company at a price of $28.00 per share.  The ESOP paid for this purchase with a promissory note of the ESOP in favor of the Company in the principal amount of $250 million, to be repaid by the ESOP over the 30-year life of the loan through its use of annual contributions from the Company to the ESOP and/or distributions paid on the shares of the Company’s common stock held by the ESOP.  None of the shares held by the ESOP have been committed for release or allocated to employees.  Accordingly, the $250 million of unearned ESOP shares have been classified as a reduction of shareholders’ equity in the Company’s July 1, 2007 unaudited condensed consolidated balance sheet.

•
On April 23, 2007, pursuant to a purchase agreement dated April 1, 2007 (the “Zell Entity Purchase Agreement”), the Zell Entity made an initial investment of $250 million in the Company in exchange for (1) 1,470,588 shares of the Company’s common stock at $34.00 per share and (2) an unsecured subordinated exchangeable promissory note of the Company in the principal amount of $200 million, which the Company must repay immediately prior to the Merger (as defined below).  The promissory note is exchangeable at the Company’s option, or automatically under certain circumstances, into an aggregate of 5,882,353 shares of the Company’s common stock, subject to antidilution adjustments.  The shares of the Company’s common stock, the exchangeable promissory note and any underlying shares acquired upon exchange that are held by the Zell Entity are subject to certain transfer restrictions until April 23, 2010.

•
On April 25, 2007, the Company commenced a tender offer to repurchase up to 126 million shares of the Company’s common stock that were then outstanding at a price of $34.00 per share (the “Share Repurchase”).   The tender offer expired on May 24, 2007 and 126 million shares of the Company’s common stock were repurchased and subsequently retired on June 4, 2007 utilizing proceeds from the First Step Credit Facilities (as defined in Note 12).  The retirement of these shares resulted in a $1.794 billion reduction in common stock and additional paid-in capital and a $2.495 billion reduction in retained earnings in the Company’s July 1, 2007 unaudited condensed consolidated balance sheet.

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

•
The Company has agreed to grant registration rights to the Zell Entity and the ESOP, in the event the Merger does not close, with respect to the shares of the Company’s common stock that the Zell Entity and the ESOP purchased from the Company in their initial investments.  The Company granted registration rights to Chandler Trust No. 1 and Chandler Trust No. 2 (together, the “Chandler Trusts”), which were significant shareholders of the Company prior to the Company’s entry into the Leveraged ESOP Transactions.  On April 25, 2007, the Company filed a shelf registration statement in connection with the registration rights granted to the Chandler Trusts.

•
On June 4, 2007, the Chandler Trusts entered into an underwriting agreement with Goldman, Sachs & Co. ("Goldman Sachs") and the Company, pursuant to which the Chandler Trusts agreed to sell an aggregate of 20,351,954 shares of the Company’s common stock, which represented the remainder of the shares of the Company’s common stock owned by them following the Share Repurchase, through a block trade underwritten by Goldman Sachs.  The shares were offered pursuant to the shelf registration statement filed by the Company on April 25, 2007.  Following the closing of this transaction on June 7, 2007, the Chandler Trusts no longer own any shares of the Company’s common stock.

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

NOTE 4:   DISCONTINUED OPERATIONS

Publishing Discontinued Operations – On Feb. 12, 2007, the Company announced an agreement to sell Hoy, New York to ImpreMedia, LLC.  The Company completed the sale of Hoy, New York on May 15, 2007 and recorded a pretax gain on the sale of $2.5 million ($.1 million after taxes).  On March 6, 2007, the Company announced an agreement to sell SCNI to Gannett for $73 million.  On May 25, 2007, the Company announced the termination of this agreement following an arbitrator’s ruling that the Company could not sell SCNI unless Gannett assumed an existing collective bargaining contract as a condition of the sale, which Gannett declined to do.  The Company simultaneously announced that it would immediately begin the process of soliciting offers for SCNI with the intention of completing a sale as soon as possible.  In the first quarter of 2007, the Company recorded a pretax loss of $19 million ($33 million after taxes) to write down the net assets of SCNI to estimated fair value, less costs to sell.

These businesses are considered components of the Company’s publishing segment as their operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.  The operations and cash flows of these businesses will be eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations.  Accordingly, the results of operations in 2007 for each of these businesses are reported as discontinued operations in the unaudited condensed consolidated statements of operations.  Prior year unaudited condensed consolidated statements of operations have been reclassified to conform to the current year presentation of discontinued operations.  In addition, identified assets and liabilities of SCNI, including the real estate in Stamford and Greenwich, Connecticut, are classified as held for sale and are presented separately in the July 1, 2007 unaudited condensed consolidated balance sheet.

Broadcasting and Entertainment Discontinued Operations – On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta to Gannett for $180 million.  The sale closed in August 2006.  On June 19, 2006, the Company announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston, to Sunbeam Television Corp. for $113.7 million.  These transactions closed in December 2006.  In the second quarter of 2006, the Company recorded a pretax loss totaling $90 million ($78 million after taxes) to write down the net assets of WATL-TV, Atlanta and WCWN-TV, Albany to estimated fair value, less costs to sell.

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

Summarized Financial Information – Selected financial information related to discontinued operations is summarized as follows:

	Second Quarter		First Half
(in thousands, except per share data)	2007	2006	2007	2006

Operating revenues	$10,572	$33,465	$21,106	$63,128

Operating profit (loss)	$1,075	$5,547	$(930)	$11,503
Gain (loss) on sales of discontinued operations	2,484	(90,055)	(16,958)	(90,055)
Income (loss) from discontinued operations before income taxes	3,559	(84,508)	(17,888)	(78,552)
Income taxes (1)	(2,799)	9,777	(15,726)	7,429
Income (loss) from discontinued operations, net of tax	$760	$(74,731)	$(33,614)	$(71,123)

Income (loss) from discontinued operations per share:
Basic	$–	$(.25)	$(.15)	$(.23)
Diluted	$–	$(.25)	$(.15)	$(.23)

(1) Income taxes for the first half of 2007 included tax expense of $16 million related to the $17 million pretax loss on sales of discontinued operations.  The pretax loss included $58 million of allocated newspaper group goodwill, most of which is not deductible for income tax purposes.  Similarly, income taxes for the second quarter and first half of 2006 included a tax benefit of only $12 million related to the $90 million pretax loss on sales of discontinued operations.  The pretax loss included $80 million of allocated television group goodwill, most of which is not tax deductible.

As of July 1, 2007, assets and liabilities held for sale associated with discontinued operations included $4 million of current assets, $75 million of other assets (primarily intangible assets and property) and $.4 million of current liabilities.  In addition, in December 2006, the Company entered into a non-binding agreement to sell the land and building of one of its facilities.  The $5 million carrying value of the land and building approximates fair value less costs to sell and is also included in assets held for sale at July 1, 2007 and at Dec. 31, 2006.

NOTE 5:   INCOME TAXES

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

The Company has appealed the Tax Court ruling to the United States Court of Appeals for the Seventh Circuit.  On June 1, 2007, the Company announced that an offer of settlement is pending in its appeal.  Under the proposed settlement, the Company will receive refunds of approximately $350 million in federal and state income taxes and interest resulting from payments previously made for both transactions.  After consideration of income taxes on the interest and state income tax refunds, the net cash proceeds would be approximately $290 million.  The Court of Appeals agreed to defer the oral argument scheduled for June 5, 2007 for 90 days to allow for governmental review of the offer.

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

As a result of the Tax Court ruling, the Company increased its Matthew Bender/Mosby income tax liability by an additional $609 million in the third quarter of 2005 by recording additional income tax expense of $150 million, representing additional after-tax interest applicable to the post-acquisition period, and goodwill of $459 million.  In accordance with EITF No. 93-7, the Company adjusted goodwill because the tax contingencies existed at the time of the Times Mirror acquisition.  On Sept. 30, 2005, the Company paid $880 million to the IRS, representing the federal tax and interest owed on the transactions, and financed the payment through the issuance of commercial paper.  On Feb. 10, 2006, the Company made a California state tax and interest payment of approximately $86 million ($55 million after considering the federal tax benefit of the state taxes and interest).  The remaining liability of $37 million at July 1, 2007 consists of state tax and interest accruals.

A summary of the activity during the first half of 2007 with respect to the Matthew Bender/Mosby income tax liability is as follows (in thousands):

Liability at Dec. 31, 2006	$35,482
First half 2007 after-tax interest	1,234
Liability at July 1, 2007 (included in “other current liabilities”)	$36,716

As previously noted, an offer of settlement is pending in the Company’s appeal of the Matthew Bender/Mosby Tax Court ruling to the United States Court of Appeals for the Seventh Circuit.  The Company will account for any refunds of previously paid income taxes and interest in accordance with EITF No. 93-7. The portion of any refunds representing after-tax interest applicable to periods following the acquisition of Times Mirror will reduce income tax expense, and the remainder will reduce goodwill.  The Company cannot predict with certainty whether the settlement will be approved, or the outcome of its appeal if the settlement is not approved.

PHONES Interest – In connection with the routine examination of the Company’s federal income tax returns for 2000 through 2003, the IRS proposed that the Company capitalize the interest on the PHONES as additional tax basis in the Company’s 16 million shares of Time Warner common stock, rather than allowing the Company to currently deduct such interest.  The National Office of the IRS has issued a Technical Advice Memorandum that supports the proposed treatment.  The Company disagrees with the IRS’s position and requested that the IRS administrative appeals office review the issue.  The effect of the treatment proposed by the IRS would be to increase the Company’s tax liability by approximately $189 million for the period 2000 through 2003 and by approximately $211 million for the period 2004 through the second quarter of 2007.

During the fourth quarter of 2006, the Company reached an agreement with the IRS appeals office regarding the deductibility of the PHONES interest expense.  The agreement will apply for the tax years 2000 through 2029.  In December of 2006, under the terms of the agreement reached with the IRS appeals office, the Company paid approximately $81 million of tax plus interest for tax years 2000 through 2005.  The tax payments were recorded as a reduction in the Company’s deferred tax liability, and the interest was recorded as a reduction in the Company’s income tax reserves.  The agreement reached with the appeals office is being reviewed by the Joint Committee on Taxation.  A decision from the Joint Committee on Taxation is expected by the end of 2007.

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

The foregoing discussion and analysis of the Company’s unrecognized tax benefits does not consider any potential impact of a favorable resolution of the Matthew Bender and Mosby litigation discussed in the above “Matthew Bender and Mosby Income Tax Liability” section.  There has been no material change in the above disclosures as of July 1, 2007.

Other – Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

The effective tax rate on income from continuing operations in the 2007 second quarter and first half was 49.3% and 53.6%, respectively, compared with 41.6% and 40.7% in the second quarter and first half of 2006.  The effective tax rate for each of these periods was affected by certain non-operating expenses that are not deductible for tax purposes and income tax settlement adjustments.  In the aggregate, non-operating items increased the effective tax rate for the second quarter and first half of 2007 by 7.2 and 12.4 percentage points, respectively.  During the second quarter of 2006, the Company recorded income tax expense adjustments of $4 million as an increase to income tax expense.

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

As a result of the misstatements of reported circulation at Newsday and Hoy, New York, the Company recorded a total pretax charge of $90 million in 2004 as its estimate of the probable cost to settle with advertisers.  The Company will continue to evaluate the adequacy of this charge on an ongoing basis.  The Newsday and Hoy, New York advertiser settlement accrual was $7 million at Dec. 31, 2006 and July 1, 2007.

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

The United States Attorney for the Eastern District of New York and the Nassau County District Attorney are continuing their inquiries into the circulation practices at Newsday and Hoy, New York.  To date, nine former employees and contractors of Newsday and Hoy, New York, have pleaded guilty to various criminal charges in connection with the fraudulent circulation practices uncovered by the Company.  The Company is cooperating fully with these inquiries.  At the date of this report, the Company cannot predict with certainty the outcome of these inquiries.  However, the Company believes the ultimate resolution will not have a material adverse effect on its consolidated financial position, results of operations or liquidity.

NOTE 7:   STOCK-BASED COMPENSATION

Stock-based compensation expense for the second quarters and first halves of 2007 and 2006 was as follows:

	Second Quarter		First Half
(in thousands)	2007	2006	2007	2006

Stock-based compensation expense:
Options	$623	$799	$1,349	$7,440
Restricted stock units	7,184	3,486	24,135	13,459
Employee stock purchase plan	214	702	801	1,472
Total stock-based compensation expense	$8,021	$4,987	$26,285	$22,371

For the second quarters of 2007 and 2006, total stock-based compensation expense excluded $14,000 and $75,000, respectively, of costs related to discontinued operations and $25,000 and $28,000, respectively, of capitalized costs.  For the first halves of 2007 and 2006, total stock-based compensation expense excluded $31,000 of credits and $300,000 of costs, respectively, related to discontinued operations and $144,000 and $95,000, respectively, of capitalized costs.

A summary of restricted stock unit and dividend equivalent unit activity and weighted average fair values follows:

	Second Quarter 2007		Second Quarter 2006
		Weighted		Weighted
		Avg. Fair		Avg. Fair
(units in thousands)	Units	Value*	Units	Value*

Outstanding and nonvested, beginning of quarter	2,971	$30.67	1,493	$31.16
Restricted stock units granted	6	32.93	2	27.62
Dividend equivalent units granted	–	–	8	27.62
Forfeited	(26)	30.07	(8)	31.00
Vested and issued	(21)	30.91	–	–
Outstanding and nonvested, end of quarter	2,930	$30.68	1,495	$30.90

	First Half 2007		First Half 2006
		Weighted		Weighted
		Avg. Fair		Avg. Fair
(units in thousands)	Units	Value*	Units	Value*

Outstanding and nonvested, beginning of year	1,524	$31.18	–	$–
Restricted stock units granted	1,837	30.41	1,493	31.15
Dividend equivalent units granted	11	–	16	30.81
Forfeited	(78)	30.42	(14)	32.29
Vested and issued	(364)	30.50	–	–
Outstanding and nonvested, end of quarter	2,930	$30.68	1,495	$30.90

*Represents weighted average fair value of restricted stock units at date of grant or assumption.

Employee Stock Purchase Plan– This plan permits eligible employees to purchase the Company’s common stock at 85% of market price.  During the second quarters of 2007 and 2006, 43,684 and 164,758 shares, respectively, were sold to employees under the plan.  During the first halves of 2007 and 2006, 175,687 and 333,529 shares, respectively, were sold to employees under the plan.  FAS No. 123R requires that the 15% discount on share purchases by employees be expensed.  A total of 16 million shares can be purchased under this plan.  As of July 1, 2007, a total of 2.3 million shares remained available for sale.  The weighted average fair value of shares purchased under the plan in the second quarter of 2007 was $32.69 and for the first half of 2007 was $30.70.  In April 2007, the Company suspended further contributions to the plan.  As soon as practicable following the Merger, as defined and discussed in Note 3, the Company intends to terminate the plan.

NOTE 8:   PENSION AND POSTRETIREMENT BENEFITS

The components of net periodic benefit cost (credit) for Company-sponsored plans for the second quarters and first halves of 2007 and 2006 were as follows:

	Pension Benefits		Other Postretirement Benefits
	Second Quarter		Second Quarter
(in thousands)	2007	2006	2007	2006

Service cost	$303	$776	$323	$322
Interest cost	20,093	20,960	1,872	1,889
Expected return on plans’ assets	(34,477)	(32,088)	–	–
Recognized actuarial loss (gain)	10,650	17,217	4	(75)
Amortization of prior service costs	14	75	(361)	(361)
Special termination benefits (1)	–	420	–	–
Net periodic benefit cost (credit)	$(3,417)	$7,360	$1,838	$1,775

	Pension Benefits		Other Postretirement Benefits
	First Half		First Half
(in thousands)	2007	2006	2007	2006

Service cost	$873	$1,889	$646	$667
Interest cost	41,768	41,412	3,744	3,683
Expected return on plans’ assets	(69,326)	(63,213)	–	–
Recognized actuarial loss (gain)	23,482	32,915	8	(63)
Amortization of prior service costs	69	109	(722)	(722)
Special termination benefits (1)	–	1,381	–	–
Net periodic benefit cost (credit)	$(3,134)	$14,493	$3,676	$3,565

(1)  Costs relate to position eliminations at Newsday during the first quarter of 2006.

For the year ending Dec. 30, 2007, the Company plans to contribute $8 million to certain of its union and non-qualified pension plans and $13 million to its other postretirement plans.  In the first half of 2007, the Company made $5 million of contributions to its union and non-qualified pension plans and $7 million of contributions to its other postretirement plans.

NOTE 9:   NON-OPERATING ITEMS

The second quarter and first half of 2007 included several non-operating items, summarized as follows:

	Second Quarter 2007		First Half 2007
(in thousands)	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)

Loss on change in fair values of derivatives and related investments	$(27,395)	$(16,711)	$(97,175)	$(59,277)
Strategic review expenses	(20,925)	(15,657)	(35,398)	(29,428)
Other, net	5,977	2,866	6,515	2,024
Total non-operating items	$(42,343)	$(29,502)	$(126,058)	$(86,681)

The 2007 second quarter and first half changes in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment.  In the second quarter of 2007, the $27 million non-cash pretax loss resulted primarily from a $48 million increase in the fair value of the derivative component of the Company’s PHONES, offset by a $21 million increase in the fair value of 16 million shares of Time Warner common stock.  In the first half of 2007, the $97 million non-cash pretax loss resulted primarily from an $84 million increase in the fair value of the derivative component of the Company’s PHONES, and a

$12 million decrease in the fair value of the 16 million shares of the Time Warner common stock.  Strategic review expenses in the second quarter and first half of 2007 included costs related to the Company’s strategic review and the leveraged ESOP transactions and going private transactions (see Note 3) approved by the Company’s board of directors on April 1, 2007.  These expenses included a $13.5 million loss from refinancing certain credit agreements (see Note 12).  Other, net in the second quarter and first half of 2007 included an $18.1 million gain from the settlement of the Company’s Hurricane Katrina insurance claim.

The second quarter and first half of 2006 included several non-operating items, summarized as follows:

	Second Quarter 2006		First Half 2006
(in thousands)	Pretax Loss	After-tax Loss	Pretax Loss	After-tax Loss

Loss on change in fair values of derivatives and related investments	$(6,121)	$(3,734)	$(16,438)	$(10,027)
Other, net	(603)	(368)	(3,983)	(2,430)
Income tax settlements and adjustments	–	(3,595)	–	(3,595)
Total non-operating items	$(6,724)	$(7,697)	$(20,421)	$(16,052)

The 2006 second quarter and first half changes in the fair value of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment.  In the second quarter of 2006, the $6 million non-cash pretax loss resulted primarily from a $5 million increase in the fair value of the derivative component of the Company’s PHONES, and a $1 million decrease in the fair value of 16 million shares of Time Warner common stock.  In the first half of 2006, the $16 million non-cash pretax loss resulted primarily from a $4 million increase in the fair value of the derivative component of the PHONES, and a $12 million decrease in the fair value of 16 million shares of Time Warner common stock.

NOTE 10:   INVENTORIES

Inventories consisted of the following:

(in thousands)	July 1, 2007	Dec. 31, 2006

Newsprint	$38,045	$28,629
Supplies and other	13,498	12,333
Total inventories	$51,543	$40,962

Newsprint inventories valued under the LIFO method were less than current cost by approximately $12 million at July 1, 2007 and $15 million at Dec. 31, 2006.

NOTE 11:   GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	July 1, 2007			Dec. 31, 2006
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:
Subscribers (useful life of 15 to 20 years)	$189,704	$(77,001)	$112,703	$190,660	$(72,126)	$118,534
Network affiliation agreements (useful life of 40 years) (1)	278,034	(26,083)	251,951	278,034	(22,614)	255,420
Other (useful life of 3 to 40 years)	27,181	(10,214)	16,967	25,128	(8,717)	16,411
Total	$494,919	$(113,298)	381,621	$493,822	$(103,457)	390,365

Goodwill and other intangible assets not subject to amortization:
Goodwill
Publishing			4,339,096			4,395,967
Broadcasting and entertainment			1,441,241			1,441,241
Total goodwill			5,780,337			5,837,208
Newspaper mastheads			1,542,925			1,575,814
FCC licenses			871,946			871,946
Tradename			7,932			7,932
Total			8,203,140			8,292,900

Total goodwill and other intangible assets			$8,584,761			$8,683,265

(1)
As of July 1, 2007, network affiliation agreements, net of accumulated amortization, included $176 million related to FOX affiliations, $73 million related to CW affiliations and $3 million related to MyNetwork-TV affiliations.

NOTE 12:   DEBT

Debt consisted of the following:

(in thousands)	July 1, 2007	Dec. 31, 2006

Tranche B Facility due 2014, interest rate of 8.36%	$5,515,000	$–
Tranche X Facility due 2008-2009, interest rate of 7.86%	1,400,000	–
Exchangeable promissory note, interest rate of 4.81%	200,000	–
Borrowings under former bridge credit facility due June 19, 2007, interest rate of 6.2%	–	1,310,000
Former term loan due June 20, 2011, interest rate of 6.2%	–	1,500,000
Commercial paper, weighted average interest rate of 5.9%	–	97,019
Medium-term notes due 2008, weighted average interest rate of 5.6% in 2007 and 2006	262,585	262,585
Property financing obligation, effective interest rate of 7.7%, expiring 2009	46,202	55,711
4.875% notes due 2010, net of unamortized discount of $487 and $564, respectively	449,513	449,436
7.25% debentures due 2013, net of unamortized discount of $1,966 and $2,137, respectively	80,117	79,946
5.25% debentures due 2015, net of unamortized discount of $1,283 and $1,362, respectively	328,716	328,638
7.5% debentures due 2023, net of unamortized discount of $3,852 and $3,969, respectively	94,898	94,781
6.61% debentures due 2027, net of unamortized discount of $2,148 and $2,200, respectively	82,812	82,760
7.25% debentures due 2096, net of unamortized discount of $18,021 and $18,116, respectively	129,979	129,884
Other notes and obligations	34,118	41,498
Total debt excluding PHONES	8,623,940	4,432,258
2% PHONES debt related to Time Warner stock, due 2029	662,960	572,960
Total debt	$9,286,900	$5,005,218

Debt was classified as follows in the unaudited condensed consolidated balance sheets:

(in thousands)	July 1, 2007	Dec. 31, 2006

Current Liabilities:
PHONES debt related to Time Warner Stock	$319,808	$–
Other debt due within one year	78,496	1,429,007
Total current debt	398,304	1,429,007
Long Term Debt:
PHONES debt related to Time Warner Stock	343,152	572,960
Other long-term debt	8,545,444	3,003,251
Total long-term debt	8,888,596	3,576,211
Total Debt	$9,286,900	$5,005,218

Debt due within one year – Debt due within one year, excluding PHONES, at July 1, 2007 included $55 million of borrowings under the Company’s Tranche B Facility, and $23 million of property financing and other obligations.  Debt due within one year at Dec. 31, 2006 included $1.31 billion of borrowings under a former 364-day bridge credit agreement, $97 million of commercial paper and $22 million of property financing and other obligations.

Former Credit Agreements – On June 19, 2006, the Company entered into a five-year credit agreement and a 364-day bridge credit agreement, both of which were amended and restated on June 27, 2006.  The five-year credit agreement provided for a $1.5 billion unsecured term facility, of which $250 million was available and used to refinance the medium-term notes that matured on Nov. 1, 2006, and a $750 million unsecured revolving facility.  The 364-day bridge credit agreement provided for a $2.15 billion unsecured bridge facility.  On June 4, 2007, the Company repaid its obligations under the five-year credit agreement and bridge credit agreement with proceeds from the new $8.028 billion senior secured credit facilities, the terms of which are described below.

In general, borrowings under the five-year and bridge credit agreements bore interest at a rate equal to LIBOR plus a spread ranging from 0.35% to 1.25%.  The applicable spread was determined on the basis of the Company’s debt ratings by S&P and Moody’s.  The Company’s debt ratings were also used in determining the annual facility fee, which ranged from 0.07% to 0.25% of the aggregate unused commitments.  In addition, the Company agreed to pay customary fees to the lenders under the five-year and bridge credit agreements.

New Credit Agreement – On May 17, 2007, the Company entered into a credit agreement (the "New Credit Agreement") and on June 4, 2007, the Company entered into an amendment to the New Credit Agreement (the New Credit Agreement, as so amended, the "Credit Agreement"). The Credit Agreement contains the negotiated terms and conditions originally contemplated in a commitment letter entered into by the Company on April 1, 2007, as amended and restated on April 5, 2007 (the "First Step Commitment Letter"), with respect to new $8.028 billion senior secured credit facilities (the “First Step Credit Facilities”).  On June 4, 2007, proceeds from the First Step Credit Facilities were used by the Company, in connection with the consummation of the Share Repurchase (as defined in Note 3) and to refinance the Company’s existing five-year credit and bridge credit agreements.  As of the closing date, the First Step Credit Facilities consisted of (a) a $1.50 billion Senior Tranche X Term Loan Facility (the "Tranche X Facility"), (b) a $5.515 billion Senior Tranche B Term Loan Facility (the "Tranche B Facility"), (c) a $263 million Delayed Draw Senior Tranche B Term Loan Facility (the "Delayed Draw Facility") and (d) a $750 million Revolving Credit Facility (the "Revolving Credit Facility").  The Revolving Credit Facility includes a letter of credit subfacility in an amount up to $250 million and a swing line facility in an amount up to $100 million.  Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes.  The Company intends to utilize the Delayed Draw Facility to refinance its medium-term notes as they become due during 2008.  Outstanding borrowings under the First Step Credit Facilities at July 1, 2007 included $5.515 billion related to the Tranche B Facility and $1.4 billion related to the Tranche X Facility.

The Company entered into an additional commitment letter on April 1, 2007, which was amended and restated on April 5, 2007 (as amended and restated, the "Second Step Commitment Letter") with respect to a $2.105 billion incremental term loan facility which will be included in the First Step Credit Facilities (the "Incremental Facility") and a $2.1 billion senior unsecured bridge facility (the "Senior Bridge Facility," together with the Incremental Facility, the "Second Step Credit Facilities"). The Company may issue $2.1 billion senior notes or senior subordinated notes in lieu of drawing under the Senior Bridge Facility or to refinance the Senior Bridge Facility at a later date. The proceeds from the borrowings or issuances contemplated by the Second Step Commitment Letter will in all cases be used by the Company, among other ways, in connection with the consummation of the Merger Agreement.  The Credit Agreement permits the Company to borrow under the Incremental Facility, upon the satisfaction of certain conditions contained in the Credit Agreement and the Second Step Commitment Letter, including the consummation of the Merger on or before May 31, 2008.  See Note 3 for further discussion of the Merger and Merger Agreement.

The Credit Agreement provides that prior to the closing of the Second Step Credit Facilities, the Tranche X Facility bears interest per annum at a variable rate equal to, at the Company's election, either the applicable base rate plus a margin of 150 basis points or LIBOR plus a margin of 250 basis points. On and after the closing of the Second Step Credit Facilities, the margins applicable to the Tranche X Facility will increase to 175 basis points and 275 basis points, respectively.  As of the closing date of the Credit Agreement, the

Tranche B Facility (a seven-year term facility), the Delayed Draw Facility (a seven-year term facility) and the Revolving Credit Facility (a six-year revolving facility) bear interest per annum at a variable rate equal to, at the Company's election, either the applicable base rate plus a margin of 200 basis points or LIBOR plus a margin of 300 basis points.  Undrawn amounts under the Delayed Draw Facility will accrue a commitment fee at a per annum rate of 75 basis points and undrawn amounts under the Revolving Credit Facility accrue a commitment fee at a per annum rate of 50 basis points.

With respect to the Revolving Credit Facility only, the margin applicable to base rate advances, the margin applicable to LIBOR advances and the commitment fee applicable to undrawn amounts of the Revolving Credit Facility are subject to decreases based on a leverage-based grid.  Also, the interest rate applicable to the Tranche X Facility, the Tranche B Facility, the Delayed Draw Facility and the Revolving Credit Facility is subject to a 25 basis point reduction if the Merger is not consummated and the Company's corporate credit ratings are at a specified level.

On June 29, 2007, the Company repaid $100 million of its initial $1.5 billion of borrowings under the Tranche X Facility.  The remaining principal balance of the Tranche X Facility must be repaid in an aggregate amount of $650 million on December 4, 2008, which amount may be adjusted to reflect additional prepayments or other mandatory prepayments (described below) applied thereto; the remaining outstanding amount of the Tranche X Facility must be repaid on June 4, 2009 if not repaid sooner. The Tranche B Facility amortizes, and the Incremental Facility, if any, will amortize, at a rate of 1.0% per annum (payable quarterly) prior to maturity, on which date the remaining principal amount will be payable in full. The Delayed Draw Facility will automatically become part of the Tranche B Facility when made and will amortize based upon the Tranche B Facility amortization schedule. Prior to the first anniversary of the closing date of the Credit Agreement, optional prepayments on the Tranche X Facility and the Tranche B Facility with the proceeds of a substantially concurrent issuance of loans under any senior secured credit facilities pursuant to the Credit Agreement must be accompanied by a prepayment fee equal to 1.00% of the aggregate amount of such prepayments if the interest rate spread applicable to such new loans is less than the interest rate applicable to the Tranche X Facility or the Tranche B Facility. Except as described in the immediately preceding sentence, the Tranche X Facility, the Tranche B Facility, the Incremental Facility, if any, the Delayed Draw Facility and the Revolving Credit Facility are or will be, as applicable, prepayable at any time prior to maturity without penalty, and the unutilized portion of the commitments under the Revolving Credit Facility or the Delayed Draw Facility may be reduced at the option of the Company without penalty.

Loans under the Tranche X Facility, the Tranche B Facility, the Incremental Facility, if any, the Delayed Draw Facility and the Revolving Loan Facility are or will be, as applicable, required to be repaid with the following proceeds, subject to certain exceptions and exclusions set forth in the Credit Agreement: (a) 100% of the net cash proceeds from the issuance or incurrence of debt for borrowed money by the Company or any subsidiary (other than debt permitted to be incurred under the negative covenants contained in the Credit Agreement (with certain exclusions)), (b) certain specified percentages of excess cash flow proceeds based on a leveraged-based grid ranging from 50% to 0%, (c) once the aggregate amount of net cash proceeds from all asset sales, share issuances by the Company's subsidiaries and casualty events exceeds $50 million, 100% of such net cash proceeds unless the Company reinvests the proceeds pursuant to the terms of the Credit Agreement and (d) 100% of net cash proceeds from certain dispositions.

The Tranche X Facility, the Tranche B Facility, the Delayed Draw Facility, the Incremental Facility, if any, and the Revolving Loan Facility are or will be, as applicable, guaranteed by certain of the Company's direct and indirect U.S. subsidiaries and secured by a pledge of the capital stock of certain specified subsidiaries of the Company. Certain outstanding senior notes and debentures of the Company are secured on an equal and ratable basis with the First Step Credit Facilities and the Incremental Facility, if any, as required by the terms of the indentures governing such notes and debentures.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default, in each case subject to customary and negotiated exceptions and limitations, as applicable. In addition, the Credit Agreement includes three financial covenants with which the Company must comply, including a maximum total guaranteed leverage ratio, a minimum interest coverage ratio and limitations on capital expenditures. The Credit Agreement also provides that a condition to the consummation of the Merger will be the execution by the Zell Entity of an agreement, guaranteed by Samuel Zell, providing that the Zell Entity will invest up to an additional $100 million in the Company’s common stock or subordinated debt of the Company in certain circumstances.  At July 1, 2007, the Company was in compliance with the covenants.

Under the terms of the Credit Agreement, the Company is required to enter into hedge arrangements to offset a percentage of its interest rate exposure under the Credit Agreement and other debt with respect to borrowed money.  On July 2, 2007, the Company entered into an International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreement, a schedule to the 1992 ISDA Master Agreement and, on July 3, 2007, three interest rate swap confirmations (collectively, the Swap Documents”), which Swap Documents provide for (i) a two-year hedge with respect to $750 million in notional amount, (ii) a three-year hedge with respect to $1 billion in notional amount and (iii) a five-year hedge with respect to $750 million in notional amount.  The Swap Documents effectively convert a portion of the variable rate borrowings under the Credit Agreement to a weighted average fixed rate of 5.31%.

Exchangeable Promissory Note – On April 23, 2007, the Company issued an unsecured $200 million subordinated exchangeable promissory note to the Zell Entity.  The promissory note is exchangeable at the Company’s option, or automatically under certain circumstances, into an aggregate of 5,882,353 shares of the Company’s common stock, subject to antidilution adjustments.  This note was issued pursuant to the Zell Entity Purchase Agreement (as defined in Note 3), which the Company entered into on April 1, 2007 in connection with its entry into the Leveraged ESOP Transactions.  The promissory note and any underlying shares acquired upon exchange that are held by the Zell Entity are subject to certain transfer restrictions until April 23, 2010.  The Company will repay the note immediately prior to the Merger.  Following the consummation of the Merger, the Zell Entity will purchase from the Company a $225 million subordinated promissory note and a 15-year warrant for $90 million.  At July 1, 2007, the $200 million of outstanding borrowings under the promissory note are classified as long-term debt.

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

The PHONES debenture agreement requires the Company to make principal payments equal to any dividends declared on the 16 million shares of Time Warner common stock.  A payment of $.11 per PHONES was made in the second quarter of 2007 for a Time Warner dividend declared in the first quarter of 2007, and a payment of $.11 per PHONES will be due in the third quarter of 2007 for a Time Warner dividend declared in the second quarter of 2007.  The Company records the dividends it receives on its Time Warner common stock as dividend income and accounts for the related payment to the PHONES holders as principal reduction.

The Company may redeem the PHONES at any time for the higher of the principal value of the PHONES ($156.25 per PHONES at July 1, 2007) or the then market value of two shares of Time Warner common stock, subject to certain adjustments.  At any time, holders of the PHONES may exchange a PHONES for an amount of cash equal to 95% (or 100% under certain circumstances) of the market value of two shares of Time Warner common stock.  At July 1, 2007, the market value per PHONES was $67.01 and the market value of two shares of Time Warner common stock was $42.08.  The amount PHONES holders could have received if they had elected to exchange their PHONES for cash on July 1, 2007 was $320 million, which is included in current liabilities at July 1, 2007.  Deferred income taxes related to the current portion of the PHONES is also included in current liabilities as of July 1, 2007.  At Dec. 31, 2006, the PHONES were classified entirely as long-term because if the PHONES were exchanged on that date, the Company had the ability and the intent to refinance the PHONES on a long-term basis through its then existing revolving credit facility.

Under the provisions of FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities,” the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value.  Changes in the fair value of the derivative component of the PHONES are recorded in the statement of operations.  The fair value of the derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES.  The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES.  The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES.  The market value of the PHONES, which are traded on the New York Stock Exchange, was $536 million and $549 million at July 1, 2007 and Dec. 31, 2006, respectively.

The discounted debt component and derivative component of the PHONES were as follows:

(in thousands)	July 1, 2007	Dec. 31, 2006

PHONES Debt:
Discounted debt component (at book value)	$471,200	$465,280
Derivative component (at fair value)	191,760	107,680
Total	$662,960	$572,960

Time Warner stock related to PHONES (at fair value)	$336,640	$348,480

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

The Company’s comprehensive income was as follows:

	Second Quarter		First Half
(in thousands)	2007	2006	2007	2006

Net income	$36,276	$87,834	$12,981	$190,598

Adjustment for previously unrecognized benefit cost (gains) and losses included in net income, net of taxes	6,357	–	13,999	–

Unrealized holding loss on marketable securities classified as available-for-sale, net of taxes	(1,720)	(2,115)	(2,331)	(1,105)

Change in foreign currency translation adjustments, net of taxes	187	137	204	149

Other comprehensive income (loss)	4,824	(1,978)	11,872	(956)

Comprehensive income	$41,100	$85,856	$24,853	$189,642

NOTE 14:   OTHER MATTERS

Los Angeles Times Plant Equipment –In January 2006, the Los Angeles Times closed its San Fernando Valley printing facility and idled certain plant equipment.  Since that time, the Company has continued to depreciate the equipment and to evaluate alternative uses of the idled assets, which had a net book value of $26 million at Dec. 31, 2006 and $25 million at April 1, 2007.  During the second quarter of 2007, the Company decided to dispose of the assets and recorded a charge of $24 million to reduce the carrying value of the assets to estimated fair value, less costs to sell.

Media Ownership Rules – On June 2, 2003, the Federal Communications Commission (“FCC”) adopted new media ownership rules, including a new television/newspaper cross-ownership rule.  The new rules would eliminate the cross-ownership prohibition entirely in markets with nine or more television stations and permit combinations of one newspaper and one television station in markets having from four to eight television stations.  Under this rule, the Company would be permitted to retain its newspaper and television operations in each of the five markets where it owns both – New York, Los Angeles, Chicago, South Florida and Hartford.  In September 2003, the United States Court of Appeals for the Third Circuit stayed the effectiveness of the new media ownership rules pending the outcome of appeals by advocacy groups challenging the new rules.  In June 2004, the Third Circuit remanded the new rules to the FCC for further proceedings while keeping the stay in effect.  On Jan. 28, 2005, the Company and other media companies filed a joint petition seeking United States Supreme Court review of the June 2004 Third Circuit remand.  On June 13, 2005, the Supreme Court declined to review the petition, without addressing the Constitutional arguments raised and without foreclosing additional appeals if the Company’s interests are not adequately addressed as part of the FCC’s remand proceeding.  On June 21, 2006, the FCC adopted a Further Notice of Proposed Rulemaking seeking comment on the issues raised by the Third Circuit in its stay and remand, including those relating to the FCC’s new television/newspaper cross-ownership rule.  On Oct. 23, 2006, the Company filed its comments in response to the FCC’s Further Notice of Proposed Rulemaking.  While the Company remains optimistic that the cross-ownership ban will ultimately be loosened in major markets, it cannot predict with certainty the outcome of the FCC’s remand proceeding.

Variable Interest Entities – The Company holds significant variable interests, as defined by FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” in Classified Ventures, LLC, ShopLocal, LLC and Topix, LLC, but the Company has determined that it is not the primary beneficiary of these entities.  The Company’s maximum loss exposure related to these entities is limited to its equity investments in Classified Ventures, LLC, ShopLocal, LLC, and Topix, LLC, which were $46 million, $32 million and $25 million, respectively, at July 1, 2007.

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

NOTE 15:   SEGMENT INFORMATION

Financial data for each of the Company’s business segments, from continuing operations, was as follows:

	Second Quarter		First Half
(in thousands)	2007	2006	2007	2006

Operating revenues:
Publishing	$920,407	$1,015,903	$1,851,901	$2,001,222
Broadcasting and entertainment	392,959	392,886	675,967	676,988
Total operating revenues	$1,313,366	$1,408,789	$2,527,868	$2,678,210

Operating profit (loss) (1):
Publishing	$102,002	$207,617	$241,723	$377,430
Broadcasting and entertainment	107,734	110,396	169,116	177,847
Corporate expenses	(13,932)	(14,020)	(33,573)	(34,383)
Total operating profit	$195,804	$303,993	$377,266	$520,894

	July 1, 2007	Dec. 31, 2006

Assets:
Publishing	$8,298,784	$8,503,340
Broadcasting and entertainment	3,854,508	3,987,449
Corporate	1,047,412	900,811
Assets held for sale	84,391	9,172
Total assets	$13,285,095	$13,400,772

(1) Operating profit for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

ITEM 2.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
                   RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the second quarter and first half of 2007 to the second quarter and first half of 2006.  Certain prior year amounts have been reclassified to conform with the 2007 presentation.  These reclassifications had no impact on reported 2006 total revenues, operating profit or net income.

FORWARD-LOOKING STATEMENTS

The discussion contained in this Item 2 (including, in particular, the discussion under “Liquidity and Capital Resources”), the information contained in the preceding notes to the unaudited condensed consolidated financial statements and the information contained in Part I, Item 3, “Quantitative and Qualitative Disclosures About Market Risk,” contain certain comments and forward-looking statements that are based largely on the Company’s current expectations.  Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in the Company’s 2006 Annual Report on Form 10-K and in Part II, Item 1A, hereof.  Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: changes in advertising demand, circulation levels and audience shares; regulatory and judicial rulings; availability and cost of broadcast rights; competition and other economic conditions; changes in newsprint prices; changes in the Company’s credit ratings and interest rates; changes in accounting standards; adverse results from litigation, governmental investigations or tax-related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments and divestitures; the effect of derivative transactions; the Company’s reliance on third-party vendors for various services; and events beyond the Company’s control that may result in unexpected adverse operating results.  The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend” and similar expressions generally identify forward-looking statements.  Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing.  The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

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

The Leveraged ESOP Transactions consist of a series of transactions that include the following, some of which have been completed at the date of filing of this Quarterly Report on Form 10-Q:

•
On April 1, 2007, the ESOP purchased 8,928,571 shares of the Company’s common stock from the Company at a price of $28.00 per share.  The ESOP paid for this purchase with a promissory note of the ESOP in favor of the Company in the principal amount of $250 million, to be repaid by the ESOP over the 30-year life of the loan through its use of annual contributions from the Company to the ESOP and/or distributions paid on the shares of the Company’s common stock held by the ESOP.  None of the shares held by the ESOP have been committed for release or allocated to employees.  Accordingly, the $250 million of unearned ESOP shares have been classified as a reduction of shareholders’ equity in the Company’s July 1, 2007 unaudited condensed consolidated balance sheet.

•
On April 23, 2007, pursuant to a purchase agreement dated April 1, 2007 (the “Zell Entity Purchase Agreement”), the Zell Entity made an initial investment of $250 million in the Company in exchange for (1) 1,470,588 shares of the Company’s common stock at $34.00 per share and (2) an unsecured subordinated exchangeable promissory note of the Company in the principal amount of $200 million, which the Company must repay immediately prior to the Merger (as defined below).  The promissory note is exchangeable at the Company’s option, or automatically under certain circumstances, into an aggregate of 5,882,353 shares of the Company’s common stock, subject to antidilution adjustments.  The shares of the Company’s common stock, the exchangeable promissory note and any underlying shares acquired upon exchange that are held by the Zell Entity are subject to certain transfer restrictions until April 23, 2010.

•
On April 25, 2007, the Company commenced a tender offer to repurchase up to 126 million shares of the Company’s common stock that were then outstanding at a price of $34.00 per share (the “Share Repurchase”).   The tender offer expired on May 24, 2007 and 126 million shares of the Company’s common stock were repurchased and subsequently retired on June 4, 2007 utilizing proceeds from the First Step Credit Facilities as defined below.  The retirement of these shares resulted in a $1.794 billion reduction in additional paid-in capital and a $2.495 billion reduction in retained earnings.

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

•
The Company has agreed to grant registration rights to the Zell Entity and the ESOP, in the event the Merger does not close, with respect to the shares of the Company’s common stock that the Zell Entity and the ESOP purchased from the Company in their initial investments.  The Company granted registration rights to Chandler Trust No. 1 and Chandler Trust No. 2 (together, the “Chandler Trusts”), which were significant shareholders of the Company prior to the Company’s entry into the Leveraged ESOP Transactions.  On April 25, 2007, the Company filed a shelf registration statement in connection with the registration rights granted to the Chandler Trusts.

•	On June 4, 2007, the Chandler Trusts entered into an underwriting agreement with Goldman, Sachs & Co. ("Goldman Sachs") and the Company, pursuant to which the Chandler Trusts agreed to sell an aggregate of 20,351,954 shares of the Company’s common stock, which represented the remainder of the shares of the Company’s common stock owned by them following the Share Repurchase, through a block trade underwritten by Goldman Sachs.  The shares were offered pursuant to the shelf registration statement filed by the Company on April 25, 2007.  Following the closing of this transaction on June 7, 2007, the Chandler Trusts no longer own any shares of the Company’s common stock.

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

New Credit Agreement – On May 17, 2007, the Company entered into a credit agreement (the "New Credit Agreement") and on June 4, 2007, the Company entered into an amendment to the New Credit Agreement (the New Credit Agreement, as so amended, the "Credit Agreement"). The Credit Agreement contains the negotiated terms and conditions originally contemplated in a commitment letter entered into by the Company on April 1, 2007, as amended and restated on April 5, 2007 (the "First Step Commitment Letter"), with respect to new $8.028 billion senior secured credit facilities (the “First Step Credit Facilities”).  On June 4, 2007, proceeds from the First Step Credit Facilities were used by the Company, in connection with the consummation of the Share Repurchase and to refinance the Company’s existing five-year credit and bridge credit agreements.  As of the closing date, the First Step Credit Facilities consisted of (a) a $1.50 billion Senior Tranche X Term Loan Facility (the "Tranche X Facility"), (b) a $5.515 billion Senior Tranche B Term Loan Facility (the "Tranche B Facility"), (c) a $263 million Delayed Draw Senior Tranche B Term Loan Facility (the "Delayed Draw Facility") and (d) a $750 million Revolving Credit Facility (the "Revolving Credit Facility").  The Revolving Credit Facility includes a letter of credit subfacility in an amount up to $250 million and a swing line facility in an amount up to $100 million.  Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes.  The Company intends to utilize the Delayed Draw Facility to refinance its medium-term notes as they become due during 2008.  Outstanding borrowings under the First Step Credit Facilities at July 1, 2007 included $5.515 billion related to the Tranche B Facility and $1.4 billion related to the Tranche X Facility.

The Company entered into an additional commitment letter on April 1, 2007, which was amended and restated on April 5, 2007 (as amended and restated, the "Second Step Commitment Letter") with respect to a $2.105 billion incremental term loan facility which will be included in the First Step Credit Facilities (the "Incremental Facility") and a $2.1 billion senior unsecured bridge facility (the "Senior Bridge Facility," together with the Incremental Facility, the "Second Step Credit Facilities"). The Company may issue $2.1 billion senior notes or senior subordinated notes in lieu of drawing under the Senior Bridge Facility or to refinance the Senior Bridge Facility at a later date. The proceeds from the borrowings or issuances contemplated by the Second Step Commitment Letter will in all cases be used by the Company, among other ways, in connection with the consummation of the Merger Agreement.  The Credit Agreement permits the Company to borrow under the Incremental Facility, upon the satisfaction of certain conditions contained in the Credit Agreement and the Second Step Commitment Letter, including the consummation of the Merger on or before May 31, 2008.

The Credit Agreement provides that prior to the closing of the Second Step Credit Facilities, the Tranche X Facility bears interest per annum at a variable rate equal to, at the Company's election, either the applicable base rate plus a margin of 150 basis points or LIBOR plus a margin of 250 basis points. On and after the closing of the Second Step Credit Facilities, the margins applicable to the Tranche X Facility will increase to 175 basis points and 275 basis points, respectively.  As of the closing date of the Credit Agreement, the Tranche B Facility (a seven-year term facility), the Delayed Draw Facility (a seven-year term facility) and the Revolving Credit Facility (a six-year revolving facility) bear interest per annum at a variable rate equal to, at the Company's election, either the applicable base rate plus a margin of 200 basis points or LIBOR plus a margin of 300 basis points.  Undrawn amounts under the Delayed Draw Facility will accrue a commitment fee at a per annum rate of 75 basis points and undrawn amounts under the Revolving Credit Facility accrue a commitment fee at a per annum rate of 50 basis points.

With respect to the Revolving Credit Facility only, the margin applicable to base rate advances, the margin applicable to LIBOR advances and the commitment fee applicable to undrawn amounts of the Revolving Credit Facility are subject to decreases based on a leverage-based grid.  Also, the interest rate applicable to the Tranche X Facility, the Tranche B Facility, the Delayed Draw Facility and the Revolving Credit Facility is subject to a 25 basis point reduction if the Merger is not consummated and the Company's corporate credit ratings are at a specified level.

On June 29, 2007, the Company repaid $100 million of its initial $1.5 billion of borrowings under the Tranche X Facility.  The remaining principal balance of the Tranche X Facility must be repaid in an aggregate amount of $650 million on December 4, 2008, which amount may be adjusted to reflect additional prepayments or other mandatory prepayments (described below) applied thereto; the remaining outstanding amount of the Tranche X Facility must be repaid on June 4, 2009 if not repaid sooner. The Tranche B Facility amortizes, and the Incremental Facility, if any, will amortize, at a rate of 1.0% per annum (payable quarterly) prior to maturity, on which date the remaining principal amount will be payable in full. The Delayed Draw Facility will automatically become part of the Tranche B Facility when made and will amortize based upon the Tranche B Facility amortization schedule. Prior to the first anniversary of the closing date of the Credit Agreement, optional prepayments on the Tranche X Facility and the Tranche B Facility with the proceeds of a substantially concurrent issuance of loans under any senior secured credit facilities pursuant to the Credit Agreement must be accompanied by a prepayment fee equal to 1.00% of the aggregate amount of such prepayments if the interest rate spread applicable to such new loans is less than the interest rate applicable to the Tranche X Facility or the Tranche B Facility. Except as described in the immediately preceding sentence, the Tranche X Facility, the Tranche B Facility, the Incremental Facility, if any, the Delayed Draw Facility and the Revolving Credit Facility are or will be, as applicable, prepayable at any time prior to maturity without penalty, and the unutilized portion of the commitments under the Revolving Credit Facility or the Delayed Draw Facility may be reduced at the option of the Company without penalty.

Loans under the Tranche X Facility, the Tranche B Facility, the Incremental Facility, if any, the Delayed Draw Facility and the Revolving Loan Facility are or will be, as applicable, required to be repaid with the following proceeds, subject to certain exceptions and exclusions set forth in the Credit Agreement: (a) 100% of the net cash proceeds from the issuance or incurrence of debt for borrowed money by the Company or any subsidiary (other than debt permitted to be incurred under the negative covenants contained in the Credit Agreement (with certain exclusions)), (b) certain specified percentages of excess cash flow proceeds based on a leveraged-based grid ranging from 50% to 0%, (c) once the aggregate amount of net cash proceeds from all asset sales, share issuances by the Company's subsidiaries and casualty events exceeds $50 million, 100% of such net cash proceeds unless the Company reinvests the proceeds pursuant to the terms of the Credit Agreement and (d) 100% of net cash proceeds from certain dispositions.

The Tranche X Facility, the Tranche B Facility, the Delayed Draw Facility, the Incremental Facility, if any, and the Revolving Loan Facility are or will be, as applicable, guaranteed by certain of the Company's direct and indirect U.S. subsidiaries and secured by a pledge of the capital stock of certain specified subsidiaries of the Company.  Certain outstanding senior notes and debentures of the Company are secured on an equal and ratable basis with the First Step Credit Facilities and the Incremental Facility, if any, as required by the terms of the indentures governing such notes and debentures.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default, in each case subject to customary and negotiated exceptions and limitations, as applicable. In addition, the Credit Agreement includes three financial covenants with which the Company must comply, including a maximum total guaranteed leverage ratio, a minimum interest coverage ratio and limitations on capital expenditures. The Credit Agreement also provides that a condition to the consummation of the Merger will be the execution by the Zell Entity of an agreement, guaranteed by Samuel Zell, providing that the Zell Entity will invest up to an additional $100 million in the Company’s common stock or subordinated debt of the Company in certain circumstances.  At July 1, 2007, the Company was in compliance with the covenants.

Under the terms of the Credit Agreement, the Company is required to enter into hedge arrangements to offset a percentage of its interest rate exposure under the Credit Agreement and other debt with respect to borrowed money.  On July 2, 2007, the Company entered into an International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreement, a schedule to the 1992 ISDA Master Agreement and, on July 3, 2007, three interest rate swap confirmations (collectively, the Swap Documents”), which Swap Documents provide for (i) a two-year hedge with respect to $750 million in notional amount, (ii) a three-year hedge with respect to $1 billion in notional amount and (iii) a five-year hedge with respect to $750 million in notional amount.  The Swap Documents effectively convert a portion of the variable rate borrowings under the Credit Agreement to a weighted average fixed rate of 5.31%.

Exchangeable Promissory Note – On April 23, 2007, the Company issued an unsecured $200 million subordinated exchangeable promissory note to the Zell Entity.  The promissory note is exchangeable at the Company’s option, or automatically under certain circumstances, into an aggregate of 5,882,353 shares of the Company’s common stock, subject to antidilution adjustments.  This note was issued pursuant to the Zell Entity Purchase Agreement, which the Company entered into on April 1, 2007 in connection with its entry into the Leveraged ESOP Transactions.  The promissory note and any underlying shares acquired upon exchange that are held by the Zell Entity are subject to certain transfer restrictions until April 23, 2010.  The Company will repay the note immediately prior to the Merger.  Following the consummation of the Merger, the Zell Entity will purchase from the Company a $225 million subordinated promissory note and a 15-year warrant for $90 million.  At July 1, 2007, the $200 million of outstanding borrowings under the promissory note are classified as long-term debt.

Publishing Discontinued Operations – On Feb. 12, 2007, the Company announced an agreement to sell Hoy, New York to ImpreMedia, LLC.  The Company completed the sale of Hoy, New York on May 15, 2007 and recorded a pretax gain on the sale of $2.5 million ($.1 million after taxes).  On March 6, 2007, the Company announced an agreement to sell its Southern Connecticut Newspapers— The Advocate (Stamford) and Greenwich Time (collectively “SCNI”) to Gannett, Inc. (“Gannett”) for $73 million.  On May 25, 2007, the Company announced the termination of this agreement following an arbitrator’s ruling that the Company could not sell SCNI unless Gannett assumed an existing collective bargaining contract as a condition of the sale, which Gannett declined to do.  The Company simultaneously announced that it would immediately begin the process of soliciting offers for SCNI with the intention of completing a sale as soon as possible.  In the first quarter of 2007, the Company recorded a pretax loss of $19 million ($33 million after taxes) to write down the net assets of SCNI to estimated fair value, less costs to sell.

These businesses are considered components of the Company’s publishing segment as their operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.  The operations and cash flows of these businesses will be eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations.  Accordingly, the results of operations in 2007 for each of these businesses are reported as discontinued operations in the unaudited condensed consolidated statements of operations.  Prior year unaudited condensed consolidated statements of operations have been reclassified to conform to the current year presentation of discontinued operations.  In addition, identified assets and liabilities of SCNI, including the real estate in Stamford and Greenwich, Connecticut, are classified as held for sale and are presented separately in the July 1, 2007 unaudited condensed consolidated balance sheet.

Broadcasting and Entertainment Discontinued Operations – On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta to Gannett for $180 million.  The sale closed in August 2006.  On June 19, 2006, the Company announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston, to Sunbeam Television Corp. for $113.7 million.  These transactions closed in December 2006.  In the second quarter of 2006, the Company recorded a pretax loss totaling $90 million ($78 million after taxes) to write down the net assets of WATL-TV, Atlanta and WCWN-TV, Albany to estimated fair value, less costs to sell.

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

Critical Accounting Policies – As of July 1, 2007, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2006, have not changed from Dec. 31, 2006, except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”).  See Note 5 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof for additional information regarding the Company’s adoption of FIN 48.

NON-OPERATING ITEMS

The second quarter and first half of 2007 included several non-operating items, summarized as follows:

	Second Quarter 2007			First Half 2007
(in millions, except per share data)	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS

Loss on change in fair values of derivatives and related investments	$(27.4)	$(16.7)	$(.08)	$(97.2)	$(59.3)	$(.26)
Strategic review expenses	(20.9)	(15.7)	(.08)	(35.4)	(29.4)	(.13)
Other, net	6.0	2.9	.01	6.5	2.0	.01
Total non-operating items	$(42.3)	$(29.5)	$(.15)	$(126.1)	$(86.7)	$(.38)

The 2007 second quarter and first half changes in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment.  In the second quarter of 2007, the $27 million non-cash pretax loss resulted primarily from a $48 million increase in the fair value of the derivative component of the Company’s PHONES, offset by a $21 million increase in the fair value of 16 million shares of Time Warner common stock.  In the first half of 2007, the $97 million non-cash pretax loss resulted primarily from an $84 million increase in the fair value of the derivative component of the Company’s PHONES, and a $12 million decrease in the fair value of the 16 million shares of the Time Warner common stock.  Strategic review expenses in the second quarter and first half of 2007 included costs related to the Company’s strategic review and the leveraged ESOP and going-private transactions approved by the Company’s board of directors on April 1, 2007 (see Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof for further information).  These expenses included a $13.5 million loss from refinancing certain credit agreements (see Note 12 to the unaudited condensed consolidated financial statements in Part 1, Item 1, hereof for further information).  Other, net in the second quarter and first half of 2007 included an $18.1 million gain from the settlement of the Company’s Hurricane Katrina insurance claim.

The second quarter and first half of 2006 included several non-operating items, summarized as follows:

	Second Quarter 2006			First Half 2006
(in millions, except per share data)	Pretax Loss	After-tax Loss	Diluted EPS	Pretax Loss	After-tax Loss	Diluted EPS

Loss on change in fair values of derivatives and related investments	$(6.1)	$(3.7)	$(.01)	$(16.4)	$(10.0)	$(.03)
Other, net	(.6)	(.4)	–	(4.0)	(2.4)	(.01)
Income tax settlements and adjustments	–	(3.6)	(.01)	–	(3.6)	(.01)
Total non-operating items	$(6.7)	$(7.7)	$(.03)	$(20.4)	$(16.0)	$(.05)

The 2006 second quarter and first half changes in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment.  In the second quarter of 2006, the $6 million non-cash pretax loss resulted primarily from a $5 million increase in the fair value of the derivative component of the Company’s PHONES, and a $1 million decrease in the fair value of 16 million shares of Time Warner common stock.  In the first half of 2006, the $16 million non-cash pretax loss resulted primarily from a $4 million increase in the fair value of the derivative component of the PHONES, and a $12 million decrease in the fair value of 16 million shares of Time Warner common stock.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues.  Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues.  Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season.  Results for the 2007 and 2006 second quarters reflect these seasonal patterns.  Unless otherwise stated, the Company’s discussion of its results of operations relates to continuing operations, and therefore excludes Hoy, New York, SCNI, WATL-TV, Atlanta, WCWN-TV, Albany, and WLVI-TV, Boston.  See the discussion under “Publishing Discontinued Operations” and “Broadcasting and Entertainment Discontinued Operations” contained in this Item 2 for further information on the results from discontinued operations.

CONSOLIDATED

The Company’s consolidated operating results for the second quarters and first halves of 2007 and 2006 are shown in the table below:

	Second Quarter				First Half
(in millions, except per share data)	2007	2006	Change		2007	2006	Change

Operating revenues	$1,313	$1,409	-	7%	$2,528	$2,678	-	6%

Operating profit (1)	$196	$304	-	36%	$377	$521	-	28%

Net income on equity investments	$29	$26	+	10%	$41	$33	+	27%

Income from continuing operations	$36	$163	-	78%	$47	$262	-	82%

Income (loss) from discontinued operations, net of tax	$1	$(75)		*	$(34)	$(71)	-	53%

Net income	$36	$88	-	59%	$13	$191	-	93%

Diluted earnings per share:
Continuing operations	$.17	$.53	-	68%	$.21	$.84	-	75%
Discontinued operations	–	(.25)	-	100%	(.15)	(.23)	-	35%
Net income	$.18	$.28	-	36%	$.06	$.61	-	90%

(1)	Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

* Not meaningful

Earnings Per Share (“EPS”) – Diluted EPS for the second quarter of 2007 was $.18, compared to $.28 in 2006, and for the first half of 2007 was $.06, compared to $.61 in 2006.  Diluted EPS from continuing operations for the 2007 second quarter was $.17, compared to $.53 in 2006.  The 2007 second quarter results from continuing operations included a net non-operating loss of $.15 per diluted share, a charge of $.08 per diluted share for the elimination of approximately 450 positions at publishing and corporate, and a charge of $.07 per diluted share for the write-off of Los Angeles Times plant equipment related to the previously closed San Fernando Valley facility.  The 2006 second quarter results from continuing operations included a non-operating loss of $.03 per diluted share and a gain of $.01 per diluted share related to the Company’s share of a one-time favorable income tax adjustment recorded at Careerbuilder.  Diluted EPS from continuing operations for the 2007 first half was $.21 and included a non-operating loss of $.38 per diluted share, a charge of $.08 per diluted share for the elimination of approximately 450 positions at publishing and corporate, and a charge of $.07 per diluted share for the write-off of Los Angeles Times plant equipment related to the previously closed San Fernando Valley facility.  Diluted EPS from continuing operations for the 2006 first half was $.84 and included a net non-operating loss of $.05 per diluted share, a charge of $.04 per diluted share for severance and other payments associated with new union contracts at Newsday, and a gain of $.01 related to the Careerbuilder income tax adjustment.

The Company incurred a loss from discontinued operations of $.15 per diluted share for the 2007 first half.  The Company incurred a loss from discontinued operations of $.25 per diluted share in the 2006 second quarter and $.23 in the 2006 first half.

Operating Revenues and Profit – The Company’s consolidated operating revenues, depreciation and amortization expense, and operating profit by business segment for the second quarters and first halves of 2007 and 2006 were as follows:

	Second Quarter				First Half
(in millions)	2007	2006	Change		2007	2006	Change

Operating revenues
Publishing	$920	$1,016	-	9%	$1,852	$2,001	-	7%
Broadcasting and entertainment	393	393		–	676	677		–
Total operating revenues	$1,313	$1,409	-	7%	$2,528	$2,678	-	6%

Depreciation and amortization expense
Publishing	$45	$42	+	8%	$89	$84	+	6%
Broadcasting and entertainment	13	13	+	3%	25	24	+	4%
Corporate	–	–	-	8%	1	1	-	19%
Total depreciation and amortization expense	$58	$55	+	7%	$115	$109	+	6%

Operating profit (loss) (1)
Publishing	$102	$208	-	51%	$242	$377	-	36%
Broadcasting and entertainment	108	110	-	2%	169	178	-	5%
Corporate expenses	(14)	(14)	+	1%	(34)	(34)	+	2%
Total operating profit	$196	$304	-	36%	$377	$521	-	28%

(1) Operating profit for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Consolidated operating revenues for the 2007 second quarter fell 7% to $1.3 billion from $1.4 billion in 2006, and for the 2007 first half decreased 6% to $2.5 billion from $2.7 billion.  These declines were primarily due to decreases in publishing revenues.

Consolidated operating profit decreased 36%, or $108 million, in the 2007 second quarter and decreased 28%, or $144 million, in the 2007 first half.  Publishing operating profit decreased 51%, or $106 million, in the 2007 second quarter and 36%, or $135 million, in the 2007 first half.  Publishing operating profit in the second quarter and first half of 2007 included charges of $25 million and $26 million, respectively, for the elimination of approximately 440 positions and a charge of $24 million in both the second quarter and first half of 2007 for the write-off of Los Angeles Times plant equipment related to the previously closed San Fernando Valley facility.  Publishing operating profit in the 2006 first half included a $20 million charge related to new Newsday union contracts.  Broadcasting and entertainment operating profit was down 2%, or $2 million, in the 2007 second quarter and 5%, or $9 million, in the 2007 first half due to a decline in television group operating profit, partially offset by an increase in radio/entertainment profit.

Operating Expenses – Consolidated operating expenses for the second quarters and first halves of 2007 and 2006 were as follows:

	Second Quarter				First Half
(in millions)	2007	2006	Change		2007	2006	Change

Cost of sales (exclusive of items shown below)	$665	$698	-	5%	$1,282	$1,329	-	4%
Selling, general and administrative	395	352	+	12%	754	719	+	5%
Depreciation and amortization	58	55	+	7%	115	109	+	6%
Total operating expenses	$1,118	$1,105	+	1%	$2,151	$2,157		–

Cost of sales decreased 5%, or $33 million, in the 2007 second quarter and decreased 4%, or $47 million, in the 2007 first half.  Compensation expense in the 2007 second quarter decreased 2%, or $6 million, and decreased 2%, or $10 million, in the 2007 first half primarily due to the impact of position eliminations.  Newsprint and ink expense decreased 17%, or $21 million, in the 2007 second quarter as a result of a 12% drop in consumption and an 8% decline in average newsprint cost per ton.  Newsprint and ink expense decreased 12%, or $31 million, in the 2007 first half as a result of a 9% drop in consumption and a 5% decline in average newsprint cost per ton.  Programming expense decreased 8%, or $7 million, in the 2007 second quarter and decreased 4%, or $8 million, in the 2007 first half due to lower broadcast rights amortization.

Selling, general and administrative (“SG&A”) expenses were up 12%, or $43 million, in the 2007 second quarter and increased 5%, or $35 million, in the 2007 first half primarily due to higher compensation expense and a $24 million charge for the write-off of Los Angeles Times plant equipment related to the previously closed San Fernando Valley facility.  Compensation expense increased 9%, or $16 million, in the 2007 second quarter and 1%, or $3 million, in the 2007 first half.  Compensation expense in the 2007 second quarter and first half included charges of $28 million and $29 million, respectively, for the elimination of approximately 450 positions at publishing and corporate.  Compensation expense in the 2006 first half included a charge of $20 million for severance and other payments associated with new union contracts at Newsday.

Depreciation and amortization expense increased 7%, or $3 million, in the 2007 second quarter and increased 6%, or $6 million, in the 2007 first half.

PUBLISHING

Operating Revenues and Profit – The following table presents publishing operating revenues, operating expenses and operating profit for the second quarters and first halves of 2007 and 2006.  References in this discussion to individual daily newspapers include their related businesses.

	Second Quarter				First Half
(in millions)	2007	2006	Change		2007	2006	Change

Operating revenues	$920	$1,016	-	9%	$1,852	$2,001	-	7%

Operating expenses	818	808	+	1%	1,610	1,624	-	1%

Operating profit (1)	$102	$208	-	51%	$242	$377	-	36%

(1) Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Publishing operating revenues decreased 9%, or $96 million, in the 2007 second quarter and 7%, or $149 million, in the 2007 first half.  The largest declines were at Los Angeles, South Florida, Orlando and Chicago.

Operating profit for the 2007 second quarter decreased 51%, or $106 million, and for the first half decreased 36%, or $135 million.  Operating expenses for the 2007 second quarter and first half included charges of $25 million and $26 million, respectively, for the elimination of approximately 440 positions and charges of $24 million for both the second quarter and first half of 2007 for the write-off of Los Angeles Times plant equipment related to the previously closed San Fernando Valley facility.  Operating expenses for the 2006 first half included a $20 million charge associated with new union contracts at Newsday.  All other expenses in the 2007 second quarter were down $39 million and for the 2007 first half were down $44 million primarily due to lower newsprint and compensation expenses.

Publishing operating revenues, by classification, for the second quarters and first halves of 2007 and 2006 were as follows:

	Second Quarter				First Half
(in millions)	2007	2006	Change		2007	2006	Change
Advertising
Retail	$312	$330	-	5%	$605	$624	-	3%
National	156	175	-	11%	334	357	-	7%
Classified	253	307	-	18%	513	610	-	16%
Total advertising	721	812	-	11%	1,452	1,591	-	9%
Circulation	132	140	-	6%	267	285	-	6%
Other	67	64	+	7%	133	125	+	6%
Total revenues	$920	$1,016	-	9%	$1,852	$2,001	-	7%

Total advertising revenues were down 11%, or $91 million, in the 2007 second quarter and 9%, or $139 million, in the 2007 first half.  Retail advertising revenues were down 5%, or $18 million, in the second quarter as declines in the food and drug stores, department stores, and specialty merchandise categories were partially offset by an increase in the apparel/fashion and hardware/home improvement store categories.  Retail advertising revenues were down 3%, or $19 million, in the 2007 first half as declines in the department stores and furniture/home furnishing categories were partially offset by increases in the hardware/home improvement stores, healthcare and apparel/fashion categories.  Preprint revenues, which are primarily included in retail advertising, decreased 4%, or $6 million, in the 2007 second quarter and 1%, or $3 million, for the 2007 first half.  The largest declines were at Chicago, Newsday and South Florida for both the second quarter and first half of 2007.  Preprint revenues at Los Angeles increased 9% in the second quarter of 2007 and 12% in the first half of 2007.  National advertising revenues decreased 11%, or $19 million, in the second quarter and 7%, or $23 million, in the first half of 2007 primarily due to decreases in the financial, auto, technology and other national categories, partially offset by an increase in the movie category.  Classified advertising revenues decreased 18%, or $54 million, in the 2007 second quarter and 16%, or $97 million, in the first half of 2007.  The decrease in the second quarter was due to a 24% decline in real estate, a 16% decrease in help wanted and a 12% reduction in auto advertising.  The decrease in the first half was due to a 19% decline in real estate, a 15% decrease in help wanted and a 14% decline in auto advertising.  Interactive revenues, which are included in the above categories, were up 17%, or $10 million, in the second quarter of 2007 and up 17%, or $18 million, in the first half of 2007 mainly due to strength in the classified auto and real estate categories.

Advertising volume for the second quarters and first halves of 2007 and 2006 were as follows:

	Second Quarter				First Half
Inches (in thousands)	2007	2006	Change		2007	2006	Change

Full run
Retail	1,324	1,340	-	1%	2,532	2,550	-	1%
National	646	763	-	15%	1,345	1,560	-	14%
Classified	2,041	2,546	-	20%	4,107	4,957	-	17%
Total full run	4,011	4,649	-	14%	7,984	9,067	-	12%
Part run	4,730	5,589	-	15%	9,447	10,549	-	10%
Total inches	8,741	10,238	-	15%	17,431	19,616	-	11%

Preprint pieces (in millions)	3,635	3,595	+	1%	7,087	6,924	+	2%

Full run advertising inches decreased 14% in the 2007 second quarter and 12% in the 2007 first half due primarily to a 20% decline in the classified advertising category in the second quarter and a 17% drop in the first half.  Full run retail advertising inches decreased 1% in the both the second quarter and first half due to declines at Los Angeles, Baltimore and Hartford, partially offset by increases at Chicago and Newsday.  Full run national advertising inches decreased 15% in the second quarter and 14% in the first half primarily due to declines at Los Angeles, Chicago and South Florida.  Full run classified advertising inches declined 20% in the second quarter and 17% in the first half due to decreases at Orlando, South Florida and Newsday.  Part run advertising inches decreased 15% in the second quarter and 10% in the first half primarily due to declines at Chicago, South Florida and Newsday.  Preprint advertising pieces increased 1% in the second quarter and 2% in the first half mainly due to improvements at Los Angeles and Orlando, partially offset by decreases at Chicago and South Florida.

Circulation revenues were down 6% in both the second quarter and first half of 2007 due to selective discounting and a decline in total net paid circulation copies for both daily and Sunday.  The largest revenue declines in the second quarter of 2007 were at Los Angeles, Chicago and Baltimore.  The largest revenue declines in the first half of 2007 were at Los Angeles, Chicago and Orlando.  Total net paid circulation for the second quarter and first half of 2007 averaged 2.7 million and 2.8 million copies daily (Mon-Fri), respectively, down 3% from the prior year.  Total net paid circulation for both the second quarter and first half of 2007 averaged 4.0 million copies Sunday, representing a decline of 4% from the prior year.  These declines were mainly due to the Company’s continuing efforts to reduce “other paid” circulation (typically copies distributed to schools and hotels).  Individually paid circulation (home delivery plus single copy) in the second quarter and first half of 2007 was down 1% for daily and down 4% and 3%, respectively, for Sunday.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities.  Other revenues increased 7%, or $3 million, in the second quarter and 6%, or $8 million, in the first half of 2007.

Operating Expenses – Operating expenses for the second quarters and first halves of 2007 and 2006 were as follows:

	Second Quarter				First Half
(in millions)	2007	2006	Change		2007	2006	Change

Compensation (1)	$334	$332	+	1%	$664	$684	-	3%
Newsprint and ink	105	126	-	17%	220	250	-	12%
Circulation distribution	119	116	+	2%	238	231	+	3%
Outside Services	80	79	+	1%	156	152	+	3%
Promotion	25	26	-	4%	46	49	-	5%
Depreciation and amortization	45	42	+	8%	89	84	+	6%
Other (2)	110	87	+	26%	197	174	+	13%
Total operating expenses	$818	$808	+	1%	$1,610	$1,624	-	1%

(1)
Compensation for the second quarter and first half of 2007 included charges of $25 million and $26 million, respectively, for the elimination of approximately 440 positions.  Compensation for the first half of 2006 included a $20 million charge related to new union contracts at Newsday.

(2)
Other expenses for the second quarter and first half of 2007 included a charge of $24 million for the write-off of LosAngeles Times plant equipment related to the previously closed San Fernando Valley facility.

Publishing operating expenses increased 1%, or $10 million, in the 2007 second quarter and decreased 1%, or $14 million, in the 2007 first half.  Compensation expense increased 1%, or $2 million, in the 2007 second quarter due to a $25 million severance charge, largely offset by a 4% reduction in staffing.  Compensation decreased 3%, or $20 million, in the 2007 first half primarily due to the impact of position eliminations.  Newsprint and ink expense decreased 17%, or $21 million, in the 2007 second quarter as a result of a 12% drop in consumption and an 8% decline in average newsprint cost per ton.  Newsprint and ink expense decreased 12%, or $30 million, in the 2007 first half as a result of a 9% drop in consumption and a 5% decline in average newsprint cost per ton.  Circulation distribution expense increased 2%, or $3 million, in the 2007 second quarter and increased 3%, or $7 million, in the 2007 first half due to higher mailed preprint advertising postage expenses resulting from higher postage rates and increased volume.  Outside services expense was up 1%, or $1 million, in the 2007 second quarter and up 3%, or $4 million, in the 2007 first half due largely to higher outside printing costs.  Promotion expense decreased 4%, or $1 million, in the 2007 second quarter and decreased 5%, or $3 million, in the 2007 first half due to the Company’s efforts to reduce costs in 2007.  Depreciation and amortization expense increased 8%, or $3 million, in the 2007 second quarter and 6%, or $5 million, in the 2007 first half.  Other expenses increased 26%, or $23 million, in the 2007 second quarter and 13%, or $23 million, in the 2007 first half primarily due to a charge of $24 million recorded in the second quarter of 2007 for the write-off of Los Angeles Times plant equipment related to the previously closed San Fernando Valley facility.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit – The following table presents broadcasting and entertainment operating revenues, operating expenses and operating profit for the second quarters and first halves of 2007 and 2006.  Entertainment includes Tribune Entertainment and the Chicago Cubs.

	Second Quarter				First Half
(in millions)	2007	2006	Change		2007	2006	Change

Operating revenues
Television	$287	$309	-	7%	$551	$576	-	4%
Radio/entertainment	106	84	+	27%	125	101	+	23%
Total operating revenues	$393	$393		–	$676	$677		–

Operating expenses
Television	$198	$205	-	4%	$395	$399	-	1%
Radio/entertainment	87	77	+	14%	112	100	+	11%
Total operating expenses	$285	$282	+	1%	$507	$499	+	2%

Operating profit (1)
Television	$89	$103	-	14%	$156	$177	-	12%
Radio/entertainment	19	7	+	180%	13	1	+	808%
Total operating profit	$108	$110	-	2%	$169	$178	-	5%

(1)  Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Broadcasting and entertainment operating revenues were flat for the second quarter and first half of 2007.  Television revenues were down 7%, or $22 million, in the 2007 second quarter and 4%, or $25 million, in the 2007 first half due to lower advertising revenues.  The declines were due to a continuing uneven advertising environment, primarily driven by weakness in the auto, retail, movie and financial categories, as well as the absence of political advertising, partially offset by gains in the telecom, media and entertainment/recreation categories.  Radio/entertainment revenues were up 27%, or $22 million, in the 2007 second quarter and up 23%, or $24 million, in the 2007 first half as higher revenues for the Chicago Cubs were partially offset by lower revenues at WGN Radio and Tribune Entertainment.

Operating profit for broadcasting and entertainment was down 2%, or $2 million, in the 2007 second quarter and 5%, or $9 million, in the 2007 first half.  Television operating profit decreased 14%, or $14 million, in the 2007 second quarter and 12%, or $21 million, in the 2007 first half due to lower operating revenues, partially offset by a decrease in programming expenses.  Radio/entertainment operating profit increased $12 million in the 2007 second quarter and $12 million in the 2007 first half primarily due to more Chicago Cubs home games in 2007.

Operating Expenses – Operating expenses for the second quarters and first halves of 2007 and 2006 were as follows:

	Second Quarter				First Half
(in millions)	2007	2006	Change		2007	2006	Change

Compensation	$137	$129	+	7%	$211	$198	+	7%
Programming	80	87	-	8%	163	171	-	4%
Depreciation and amortization	13	13	+	3%	25	24	+	4%
Other	55	53		–	108	106	+	1%
Total operating expenses	$285	$282	+	1%	$507	$499	+	2%

Broadcasting and entertainment operating expenses increased 1%, or $3 million, in the 2007 second quarter and increased 2%, or $8 million, in the 2007 first half.  Compensation expense increased 7%, or $8 million, in the 2007 second quarter and 7%, or $13 million, in the 2007 first half due primarily to higher expenses at the Chicago Cubs.  Programming expense decreased 8%, or $7 million, in the 2007 second quarter and decreased 4%, or $8 million, in the 2007 first half due to lower broadcast rights amortization.  Depreciation and amortization expense increased 3% in the 2007 second quarter and 4% in the 2007 first half.  Other cash expenses were flat in the 2007 second quarter and increased 1%, or $2 million, in the 2007 first half.

CORPORATE EXPENSES

Corporate expenses increased 1% in the 2007 second quarter and 2% in the 2007 first half.  Corporate expenses in the second quarter and first half of 2007 included a charge of $2.5 million for the elimination of approximately 10 positions.

EQUITY RESULTS

Net income on equity investments increased $3 million to $29 million in the 2007 second quarter, and increased $9 million to $41 million in the 2007 first half.  The increases reflect improvements at TV Food Network, Classified Ventures and Comcast SportsNet Chicago.  Net equity income in 2006 included the Company’s $6 million share of a one-time favorable income tax adjustment at CareerBuilder.

INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE, AND INCOME TAXES

Interest and dividend income for the 2007 second quarter increased $1 million to $4 million and for the 2007 first half increased $2 million to $7 million due to higher average cash balances, higher interest rates and an increase in Time Warner dividend income.  Interest expense for the 2007 second quarter increased $69 million to $116 million and for the 2007 first half increased $103 million to $199 million due to higher debt levels and interest rates.  Debt, excluding the PHONES, was $8.6 billion at the end of the 2007 second quarter, compared with $2.6 billion at the end of the second quarter of 2006.  The increase was primarily due to financing the stock repurchases in the second quarter of 2007 and second half of 2006.

The effective tax rate on income from continuing operations in the 2007 second quarter and first half was 49.3% and 53.6%, respectively, compared with 41.6% and 40.7% in the second quarter and first half of 2006.  The effective tax rate for the 2007 second quarter and first half was affected by certain non-operating expenses that are not deductible for tax purposes.  In the aggregate, non-operating items increased the effective tax rate for the second quarter and first half of 2007 by 7.2 and 12.4 percentage points, respectively.  During the second quarter of 2006, the Company recorded income tax expense adjustments of $4 million as an increase to income tax expense.

DISCONTINUED OPERATIONS

Publishing Discontinued Operations – On Feb. 12, 2007, the Company announced an agreement to sell Hoy, New York to ImpreMedia, LLC.  The Company completed the sale of Hoy, New York on May 15, 2007 and recorded a pretax gain on the sale of $2.5 million ($.1 million after taxes).  On March 6, 2007, the Company announced an agreement to sell SCNI to Gannett for $73 million.  On May 25, 2007, the Company announced the termination of this agreement following an arbitrator’s ruling that the Company could not sell SCNI unless Gannett assumed an existing collective bargaining contract as a condition of the sale, which Gannett declined to do.  The Company simultaneously announced that it would immediately begin the process of soliciting offers for SCNI with the intention of completing a sale as soon as possible.  In the first quarter of 2007, the Company recorded a pretax loss of $19 million ($33 million after taxes) to write down the net assets of SCNI to estimated fair value, less costs to sell.

These businesses are considered components of the Company’s publishing segment as their operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.  The operations and cash flows of these businesses will be eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations.  Accordingly, the results of operations in 2007 for each of these businesses are reported as discontinued operations in the unaudited condensed consolidated statements of operations.  Prior year unaudited condensed consolidated statements of operations have been reclassified to conform to the current year presentation of discontinued operations.  In addition, identified assets and liabilities of SCNI, including the real estate in Stamford and Greenwich, Connecticut, are classified as held for sale and are presented separately in the July 1, 2007 unaudited condensed consolidated balance sheet.

Broadcasting and Entertainment Discontinued Operations – On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta to Gannett for $180 million.  The sale closed in August 2006.  On June 19, 2006, the Company announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston, to Sunbeam Television Corp. for $113.7 million.  These transactions closed in December 2006.  In the second quarter of 2006, the Company recorded a pretax loss totaling $90 million ($78 million after taxes) to write down the net assets of WATL-TV, Atlanta and WCWN-TV, Albany to estimated fair value, less costs to sell.

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

Summarized Financial Information – Selected financial information related to discontinued operations is summarized as follows:

	Second Quarter		First Half
(in thousands, except per share data)	2007	2006	2007	2006

Operating revenues	$10,572	$33,465	$21,106	$63,128

Operating profit (loss)	$1,075	$5,547	$(930)	$11,503

Gain (loss) on sales of discontinued operations	2,484	(90,055)	(16,958)	(90,055)
Income (loss) from discontinued operations before income taxes	3,559	(84,508)	(17,888)	(78,552)
Income taxes (1)	(2,799)	9,777	(15,726)	7,429
Income (loss) from discontinued operations, net of tax	$760	$(74,731)	$(33,614)	$(71,123)

Income (loss) from discontinued operations per share:
Basic	$–	$(.25)	$(.15)	$(.23)
Diluted	$–	$(.25)	$(.15)	$(.23)

(1) Income taxes for the first half of 2007 included tax expense of $16 million related to the $17 million pretax loss on sales of discontinued operations.  The pretax loss included $58 million of allocated newspaper group goodwill, most of which is not deductible for income tax purposes.  Similarly, income taxes for the second quarter and first half of 2006 included a tax benefit of only $12 million related to the $90 million pretax loss on sales of discontinued operations.  The pretax loss included $80 million of allocated television group goodwill, most of which is not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity.  Net cash provided by operations in the first half of 2007 was $277 million, down 41% from $473 million in 2006 primarily due to lower operating profit and higher interest expense.  The Company expects to fund capital expenditures and other operating requirements with net cash provided by operations.  Funding required for acquisitions and investments is financed by available cash flow from operations, borrowings under the Company’s credit agreements and, if necessary, by the issuance of additional debt and proceeds from the issuance of stock related to stock option exercises.

Net cash used for investments totaled $41 million in the first half of 2007 compared with $105 million in the first half of 2006.  The Company spent $52 million for capital expenditures and $8 million in cash for acquisitions and investments in the first half of 2007.  The Company received $19 million in proceeds from the sale of certain intangibles, subsidiaries and investments in the first half of 2007.

Net cash used for financing activities was $149 million in the first half of 2007.  The Company borrowed $7.015 billion under its First Step Credit Facilities and used the proceeds to repurchase 126 million shares of the Company’s common stock for $4.3 billion and to repay $1.5 billion of borrowings under the Company’s five-year term loan and $1.4 billion of borrowings under the Company’s bridge credit facility.  The Company paid $134 million of debt issuance costs related to borrowings under the First Step Credit Facilities.  The Company also issued an unsecured $200 million subordinated exchangeable promissory note to the Zell Entity and repaid $100 million of the borrowings under the Tranche X facility and $97 million of commercial paper.  Net proceeds from the sales of common stock to employees totaled $72 million and proceeds from the sale of common stock to the Zell Entity totaled $50 million, while dividends paid on common stock, which related to the first quarter of 2007, totaled $43 million.  In connection with the announcement on April 2, 2007 of the Leveraged ESOP Transactions, the Company suspended the payment of quarterly dividends on its common stock.  See the “Significant Events” section in this Item 2 for additional information regarding the Leveraged ESOP Transactions and the Credit Agreement and for definitions of capitalized terms used in this discussion.

As of July 1, 2007, the Company’s corporate credit ratings were as follows: “BB-” by Standard & Poor’s Rating Services (“S&P”), “Ba3” by Moody’s Investor Service (“Moody’s”), “B+” by Fitch Ratings (“Fitch”) and “B” by Dominion Bond Rating Service (“Dominion”).  S&P issued a research update stating that, pending the consummation of the Leveraged ESOP Transactions, the Company’s corporate credit rating would remain “BB-” on credit watch with negative implications.  Following the consummation of the Merger, S&P has indicated it will lower the Company’s corporate rating to “B” with a stable outlook.  Moody’s issued a research update stating that, pending the consummation of the Leveraged ESOP Transactions, the Company’s Corporate Family Rating would remain “Ba3” with the rating under review for a possible downgrade.  Following the consummation of the Merger, Moody’s has indicated that it will lower the Company’s Corporate Family Rating to “B2” with a stable outlook.  Fitch has also announced that following the consummation of the Merger, it would expect to further downgrade the Company’s corporate issuer default rating to “B-”.  Dominion has the Company under review with negative implications.

In addition to the First Step Credit Facilities, the Company also entered into an additional commitment letter on April 1, 2007, which was amended and restated on April 5, 2007 (as amended and restated, the "Second Step Commitment Letter") with respect to a $2.105 billion incremental term loan facility which will be included in the First Step Credit Facilities (the "Incremental Facility") and a $2.1 billion senior unsecured bridge facility (the "Senior Bridge Facility").  The Company may issue $2.1 billion of senior notes or senior subordinated notes in lieu of drawing under the Senior Bridge Facility or to refinance the Senior Bridge Facility at a later date. The proceeds from the borrowings or issuances contemplated by the Second Step Commitment Letter will in all cases be used by the Company, among other ways, in connection with the consummation of the Merger Agreement.  The Credit Agreement permits the Company to borrow under the Incremental Facility, upon the satisfaction of certain conditions contained in the Credit Agreement and the Second Step Commitment Letter, including the consummation of the Merger on or before May 31, 2008.

The Company has for several years maintained active debt shelf registration statements for its medium-term note program and other financing needs.  A shelf registration statement was declared effective in July 2006.  The shelf registration statement does not have a designated amount, but the Company’s Board of Directors has authorized the issuance and sale of up to $3 billion of debt securities.  Proceeds from any future debt issuances under the new shelf registration statement would be used for general corporate purposes, including repayment of short-term and long-term borrowings, capital expenditures, working capital and financing of acquisitions, in each case, subject to the terms of the Credit Agreement and Second Step Commitment Letter.

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

Contractual Obligations – In the second quarter of 2007, the Company borrowed $7.015 billion under its First Step Credit Facilities and used the proceeds to repurchase 126 million shares of the Company’s common stock for $4.3 billion and to repay $1.5 billion of borrowings under the Company’s five-year term loan and $1.4 billion of borrowings under the Company’s bridge credit facility.  Outstanding borrowings under the First Step Credit Facilities at July 1, 2007 included $5.515 billion related to the Tranche B Facility and $1.4 billion related to the Tranche X Facility.  See Note 12 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof for further information.  Also see the “Interest Rate Risk” section of Part 1, Item 3, hereof.

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following represents an update of the Company’s market-sensitive financial information.  This information contains forward-looking statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2006.

Interest Rate Risk – All of the Company’s borrowings are denominated in U.S. dollars. The Company manages interest rate risk by issuing a combination of both fixed and variable rate debt.

Information pertaining to the Company’s debt at July 1, 2007 is shown in the table below (in thousands).

Maturities	Fixed Rate Debt	Weighted Avg Interest Rate	Variable Rate Debt	Weighted Avg Interest Rate	Total Debt
2007(1)	$320,941	2.0%	$27,575	8.4%	$348,516
2008	264,713	5.7%	705,150	7.9%	969,863
2009	48,352	7.7%	805,150	7.9%	853,502
2010	451,320	4.9%	55,150	8.4%	506,470
2011	1,912	9.3%	55,150	8.4%	57,062
Thereafter(2)(3)	1,284,662	4.9%	5,266,825	8.4%	6,551,487
Total at July 1, 2007	$2,371,900		$6,915,000		$9,286,900
Fair Value at July 1, 2007(4)	$2,180,140		$6,915,000		$9,095,140

(1)
Includes $320 million related to the Company’s 2% PHONES (fixed rate debt) which represents the cash exchange value of the PHONES on July 1, 2007.  See Note 12 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof.

(2)
Includes $343 million related to the Company’s 2% PHONES, due 2029.  The Company may redeem the PHONES at any time for the greater of the principal value of the PHONES ($156.25 per PHONES as July 1, 2007) or the then market value of two shares of Time Warner common stock, subject to certain adjustments.  Quarterly interest payments are made to the PHONES holders at an annual rate of 2% of the initial principal. The Company records both cash and non-cash interest expense on the discounted debt component of the PHONES.  See Note 12 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof.

(3)	Includes $18 million related to the interest rate swap agreement on the $100 million 7.5% debentures due in 2023 effectively converting the fixed 7.5% rate to a variable rate based on LIBOR.

(4)
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

Variable Interest Rate Liabilities – As described in Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on May 17, 2007, the Company entered into the First Step Credit Facilities.  In general, borrowings under the First Step Credit Facilities bear interest at a variable rate based on LIBOR plus a spread ranging from 2.50% to 3.00% based on the Company’s borrowing levels under these facilities.  As of July 1, 2007, the Company had $6.915 billion of variable rate borrowings outstanding under these credit facilities.  At this borrowing level, and before considerations of any interest rate swap agreements, a hypothetical one percent increase in the underlying interest rates for the Company’s variable rate borrowings under these agreements would result in an additional $69.2 million of annual pretax interest expense. On July 3, 2007, the Company entered into Swap Documents, as defined in Note 12 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof.  The Swap Documents effectively convert a portion of the variable rate borrowings under the Credit Agreement to a weighted-average fixed rate of 5.31%.

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

The following analysis presents the hypothetical change at July 1, 2007 in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price.  As of July 1, 2007, the Company’s common stock investments in publicly traded companies consisted primarily of 237,790 shares of Time Warner common stock unrelated to PHONES (see discussion below in “Derivatives and Related Trading Securities”) and 3.4 million shares of AdStar, Inc.

	Valuation of Investments Assuming Indicated Decrease in Stock’s Price				Valuation of Investments Assuming Indicated Increase in Stock’s Price
(in thousands)	-30%	-20%	-10%	July 1, 2007 Fair Value	+10%	+20%	+30%
Common stock investments in public companies	$7,050	$8,058	$9,065	$10,072(1)	$11,079	$12,086	$13,094

(1)	Excludes 16 million shares of Time Warner common stock. See discussion below in “Derivatives and Related Trading Securities.”

During the last 12 quarters preceding July 1, 2007, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in three of the quarters, by 20% or more in two of the quarters and by 30% or more in one of the quarters.

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

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or the principal value of the PHONES ($156.25 per PHONES at July 1, 2007).  At July 1, 2007, the PHONES carrying value was approximately $663 million.  Since the issuance of the PHONES in April 1999, changes in the fair value of the derivative component of the PHONES have partially offset changes in the fair value of the related Time Warner shares.  There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related Time Warner shares.

The following analysis presents the hypothetical change in the fair value of the Company’s 16 million shares of Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investment Assuming Indicated Decrease in Stock’s Price				Valuation of Investment Assuming Indicated Increase in Stock’s Price
(in thousands)	-30%	-20%	-10%	July 1, 2007 Fair Value	+10%	+20%	+30%
Time Warner common stock	$235,648	$269,312	$302,976	$336,640	$370,304	$403,968	$437,632

During the last 12 quarters preceding July 1, 2007, market price movements have caused the fair value of the Company’s 16 million shares of Time Warner common stock to change by 10% or more in two of the quarters, by 20% or more in one of the quarters and by 30% or more in none of the quarters.

ITEM 4.   CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of July 1, 2007.  Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended July 1, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.   OTHER INFORMATION

ITEM 1.   LEGAL PROCEEDINGS.

The Company received a letter dated April 9, 2007, (1) stating that it was written on behalf of two hedge funds purporting to hold approximately 37% of the Company's 8,000,000 PHONES Exchangeable Subordinated Debentures due 2029 (the “PHONES”), (2) purporting to give a “notice of default” that the Company has violated the “maintenance of properties” covenant in the indenture under which the PHONES were issued (the “PHONES Indenture”) and (3) informing the Company that failure to remedy such purported violation within 60 days of notice will result in an “event of default” under the PHONES Indenture (which could, if properly declared, result in an acceleration of principal and interest payable with respect to the PHONES). On April 27, 2007, the Company received a letter from the law firm purporting to represent the two hedge funds stating that the law firm also purported to represent a third hedge fund, which, together with the first two hedge funds, purported to hold 55% of the Company’s PHONES and reiterating the claims set forth in the April 9, 2007 letter.

The particular covenant in question, Section 10.05 of the PHONES Indenture, requires the Company to “cause all properties used or useful in the conduct of its business or the business of any Subsidiary to be maintained and kept in good condition, repair and working order (normal wear and tear excepted) and supplied with all necessary equipment. . . all as in the judgment of the Company may be necessary so that the business carried on in connection therewith may be properly and advantageously conducted at all times. . . .”  Section 10.05 of the PHONES Indenture expressly provides that the covenant does not “prevent the Company from discontinuing the operation and maintenance of any such properties, or disposing of any of them, if such discontinuance or disposal is, in the judgment of the Company or of the Subsidiary concerned, desirable in the conduct of its business or the business of any Subsidiary and not disadvantageous in any material respect to the Holders [of the PHONES].”  The letters suggest that the Company’s recent sales of three television stations, announced intention to sell the Chicago Cubs baseball team and recent and proposed issuances of debt and return of capital to shareholders violated or will violate this maintenance of properties covenant.

On May 2, 2007, the Company sent a letter to the law firm purporting to represent the hedge funds rejecting their purported “notice of default” as defective and invalid because the Company was not in default of Section 10.05, the entities the law firm purported to represent were not “Holders” as defined in the PHONES Indenture, and because the law firm had provided no evidence that it was an agent duly appointed in writing as contemplated by Section 1.04 of the PHONES Indenture. The law firm sent a letter to the Company on May 8, 2007 responding to the Company’s May 2, 2007 letter, reiterating its claim that the Company was in default of Section 10.05 and stating that it had properly noticed a default pursuant to Section 5.01(4) of the Indenture. The Company further responded by letter dated May 18, 2007 reaffirming its rejection of the purported “notice of default” and reiterating its position that the Company was not in default of Section 10.05 and that the entities the law firm purported to represent were not entitled to provide a notice of default under Section 5.01(4) of the PHONES Indenture.

On July 23, 2007, the Company received a letter from the law firm purporting to represent three hedge funds, purported to hold 70% of the Company’s PHONES, stating that the Company has breached Section 10.05 of the Phones Indenture, such breach was continuing on the date of such letter, which was more than 60 days after the purported “notice of default” had been given, and that pursuant to Section 5.01(4) of the Indenture, an “event of default” under the PHONES Indenture had occurred and was continuing.  The July 23, 2007 letter further stated that the hedge funds, who purportedly hold more than 25% of the Company’s PHONES, were declaring the outstanding principal of $157 per share of all of the outstanding PHONES, together with all accrued but unpaid interest thereon to be due and payable immediately, and were demanding immediate payment of all such amounts.  On July 27, 2007, the Company sent a letter to the trustee under the PHONES Indenture and the law firm purporting to represent the three hedge funds rejecting the allegations made in such law firm’s July 23, 2007 letter and reiterating the Company’s position that the Company is not in default of Section 10.05 and that such hedge funds are not entitled under the PHONES Indenture to provide the purported notice of default.

The Company continues to believe that the hedge funds’ claims are without merit, that the Company remains in full compliance with Section 10.05 of the PHONES Indenture and that the purported notice of default is not valid. The Company will enforce and defend vigorously its rights under the PHONES Indenture.

In addition, the information contained in Note 5, Note 6 and Note 14 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof is incorporated herein by reference.

ITEM 1A.   RISK FACTORS.

The three risk factors presented below should be considered in addition to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2006 and replace and supersede the risk factors set forth in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended April 1, 2007.  In addition, the risk factors presented below should be read in conjunction with the description of the Leveraged ESOP Transactions, and the definitions of capitalized terms utilized herein, provided in Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof.  There have been no other material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2006.

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

Additionally, there are uncertainties and other factors that may affect the timing of the consummation of the Merger, as well as whether or not the Merger will be consummated, including:

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

•	the failure of the Company to obtain the necessary financing arrangements set forth in the debt commitment letters received in connection with the Leveraged ESOP Transactions; and

•	the failure of the Merger to close for any other reason.

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

We currently have substantial debt and other financial obligations.  In connection with the Leveraged ESOP Transactions, we have entered into new $8.028 billion of senior secured credit facilities that have been utilized, among other ways, for purposes of the consummation of the Share Repurchase, to refinance certain of our existing indebtedness and for general corporate purposes.  These new senior secured credit facilities are guaranteed by certain of our direct and indirect U.S. subsidiaries and secured by a pledge of the capital stock of certain of our subsidiaries.  We have also secured commitments for a $2.105 billion incremental term loan facility and a $2.1 billion senior unsecured bridge facility.  We also may elect to issue $2.1 billion of senior notes or senior subordinated notes in lieu of drawing under the $2.1 billion senior unsecured bridge facility.  These additional borrowings or issuances will in all cases be used by us, among other ways, in connection with the payment of the merger consideration in connection with the consummation of the Merger.

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

In connection with the Leveraged ESOP Transactions, the parties to the Merger Agreement and the Zell Entity Purchase Agreement have filed applications with the FCC seeking consent to the transfer of control of the Company from its public stockholders to its employees participating in the ESOP and to Samuel Zell.  In connection with seeking this consent to the transfer of control, the parties making the application requested that the FCC:

•
waive its rule prohibiting the common ownership of daily English language newspapers and broadcast stations (“the cross-ownership rule”) in the five markets where we own such combinations (with one waiver being necessary to continue a previously “grandfathered” newspaper-broadcast combination in the Chicago market following the consummation of a transfer of control) pending the outcome of the FCC’s pending review of its broadcast ownership rules;

•	address the Company’s pending license renewal applications;

•	grant a “failing station waiver” to permit the continued common ownership of the Company’s two television stations in Hartford, Connecticut; and

•	grant a “satellite waiver” to permit the continued common ownership and operation of WTTK, Kokomo, Indiana, as a satellite station of WTTV, Indianapolis, Indiana.

Because none of our cross-ownership waivers can be transferred under a transfer of control application, we are required to seek new waivers in each of New York, Los Angeles, Chicago, Miami-Ft. Lauderdale and Hartford, which are the five markets in which the Company has a cross-ownership.  The FCC is continuing to review its ownership rules, including the cross-ownership rule.  The parties have requested that the FCC grant a temporary waiver of the cross-ownership rule in each of those five markets pending the outcome of that review, in which case the transferees would be bound by whatever final action the FCC takes in that rulemaking proceeding.    That request has been opposed by parties who have filed petitions to deny or other objections with the FCC opposing the grant of cross-ownership waivers to us in connection with our transfer of control application.  The parties to the Merger Agreement have filed oppositions to those petitions and objections.  While the Company believes that the requested waivers are warranted under the facts and the applicable law, it is also possible that the FCC may grant a cross-ownership waiver that could require us to come into compliance with the cross-ownership rule within a specified time period, which might require us to divest either our newspaper or broadcast assets in one or more of the five cross-ownership markets.

The FCC also generally will not act on a transfer of control application for a broadcast station when a license renewal application is pending for such station.  While the FCC could accelerate the processing of the pending renewal applications and act upon them at the same time it acts on the transfer of control applications, there is a possibility that these renewal applications could remain pending until after the FCC completes its current rulemaking process, in which case the transferees would be bound by whatever final action the FCC takes on those renewal applications.

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

ITEM 2.   UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

EGI-TRB LLC Investment – On April 23, 2007, the Company issued 1,470,588 shares of the Company’s common stock at a cost of $34.00 per share to EGI-TRB LLC in exchange for cash proceeds of $50 million.  The shares were issued pursuant to the exemption from registration provided by Rule 506 of Regulation D and/or Section 4(2) of the Securities Act of 1933.  The Zell Entity Purchase Agreement, subject to certain exceptions (including obtaining the written consent of the Zell Entity and the ESOP), prior to the closing of the Merger restricts the Company’s and its subsidiaries’ ability to authorize or pay any dividends on or make any distribution with respect to their respective outstanding shares of capital stock or other equity securities, other than dividends and distributions paid or made on a pro rata basis by the Company’s subsidiaries or dividends paid on the Company’s preferred stock in accordance with the terms thereof.  See Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof for further information.

Stock Repurchase Program – In 2000, the Company’s Board of Directors authorized the Company to repurchase $2.5 billion of its common stock.  Through Dec. 25, 2005, the Company repurchased 56 million shares of its common stock at a cost of $2.3 billion under this authorization.  In December 2005, the Board of Directors authorized additional repurchases of $1 billion (inclusive of $160 million of remaining authority under the 2000 stock repurchase authorization).  In the first quarter of 2006, the Company repurchased an additional 5 million shares of its common stock at a cost of $138 million pursuant to this authorization.  As of July 1, 2007, the Company may repurchase an additional $862 million of its common stock pursuant to this authorization.  On April 25, 2007, pursuant to the Board of Directors authorization given on April 1, 2007, the Company commenced a tender offer to repurchase up to 126 million shares of the Company’s common stock that are currently outstanding at a price of $34.00 per share.  On June 4, 2007, the Company repurchased 126 million shares for a total cost of $4.289 billion in connection with this tender offer, which expired on May 24, 2007.  The Credit Agreement, Merger Agreement, and Zell Entity Purchase Agreement contain certain restrictions on the Company’s ability to repurchase its common stock.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

(a)	The Company held its annual meeting of shareholders on May 9, 2007.

(b)	No answer required.

(c)	Proposal 1 involved the election of three directors to serve until the 2010 Annual Meeting. Those directors and the voting results were as follows:

	Votes “For”	Votes “Withheld”
Jeffrey Chandler	204,411,806	17,571,517
William A. Osborn	213,660,325	8,322,998
Miles D. White	213,926,380	8,056,943

Proposal 2 involved the ratification of the selection of PricewaterhouseCoopers LLP to serve as the Company’s independent accountants for 2007. The voting results were as follows:

Votes “For”	Votes “Against”	Votes “Abstained”
217,299,213	3,130,765	1,553,345

Proposal 3 involved a shareholder proposal concerning the Company’s classified board of directors. The voting results were as follows:

Votes “For”	Votes “Against”	Votes “Abstained”	Broker Non-Votes
120,885,844	81,613,042	2,456,978	17,027,460

(d)	Not applicable.

ITEM 6.  EXHIBITS.

(a) Exhibits.

Exhibits marked with an asterisk (*) are incorporated by reference to the documents previously filed by Tribune Company with the Securities and Exchange Commission, as indicated.  All other documents are filed with this Report.

3.2* – By-Laws of Tribune Company, as amended and in effect on July 18, 2007, incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 20, 2007.

4.1* – Credit Agreement, dated as of May 17, 2007, by and among Tribune Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Merrill Lynch Capital Corporation, as syndication agent, Citicorp North America, Inc., Bank of America, N.A., and Barclay’s Bank plc, as co-documentation agents and J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on May 17, 2007.

4.2* – Amendment No. 1 to Credit Agreement, dated as of June 4, 2007, by and among Tribune Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Merrill Lynch Capital Corporation, as syndication agent, Citicorp North America, Inc., Bank of America, N.A., and Barclays Bank PLC, as co-documentation agents, and J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners, incorporated by reference to Exhibit 4.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on June 5, 2007.

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

TRIBUNE COMPANY (Registrant)

Date: August 9, 2007	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the registrant and as Chief Accounting Officer)