Form 10-Q
period 2007-09-30
TRIBUNE CO
filed 2007-11-02
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2007

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
  Yes /  /   No /✓/

    At Oct. 26, 2007, there were 118,469,274 shares outstanding of the Company’s Common Stock ($.01 par value per share), excluding 60,671,319 shares held by subsidiaries of the Company and 8,928,571 shares held by the Tribune Employee Stock Ownership Plan.

TRIBUNE COMPANY
INDEX TO 2007 THIRD QUARTER FORM 10-Q

Item No.	Page
PART I. FINANCIAL INFORMATION

1. Financial Statements
Condensed Consolidated Statements of Operations for the Third Quarters and First Three Quarters Ended Sept. 30, 2007 and Sept. 24, 2006	1
Condensed Consolidated Balance Sheets at Sept. 30, 2007 and Dec. 31, 2006	2
Condensed Consolidated Statements of Cash Flows for the First Three Quarters Ended Sept. 30, 2007 and Sept. 24, 2006	4
Notes to Condensed Consolidated Financial Statements
Note 1: Basis of Preparation	5
Note 2: Earnings Per Share	6
Note 3: Leveraged ESOP Transactions	7
Note 4: Discontinued Operations	9
Note 5: Income Taxes	11
Note 6: Newsday and Hoy, New York Charge	13
Note 7: Stock-Based Compensation	14
Note 8: Pension and Postretirement Benefits	16
Note 9: Non-Operating Items	16
Note 10: Inventories	17
Note 11: Goodwill and Other Intangible Assets	18
Note 12: Debt	19
Note 13: Comprehensive Income	23
Note 14: Other Matters	24
Note 15: Segment Information	26
2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	27
3. Quantitative and Qualitative Disclosures About Market Risk	47
4. Controls and Procedures	49

PART II. OTHER INFORMATION
1. Legal Proceedings	50
1A. Risk Factors	51
2. Unregistered Sales of Equity Securities and Use of Proceeds	54
4. Submission of Matters to a Vote of Security Holders	54
6. Exhibits	55

PART I.   FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
 (Unaudited)

	Third Quarter Ended		Three Quarters Ended
	Sept. 30, 2007	Sept. 24, 2006	Sept. 30, 2007	Sept. 24, 2006

Operating Revenues	$1,276,899	$1,332,169	$3,794,289	$3,995,350

Operating Expenses
Cost of sales (exclusive of items shown below)	655,823	690,144	1,932,555	2,011,902
Selling, general and administrative	335,993	347,408	1,083,571	1,057,787
Depreciation	50,842	51,600	155,526	151,015
Amortization of intangible assets	5,240	5,161	15,462	14,602
Total operating expenses	1,047,898	1,094,313	3,187,114	3,235,306

Operating Profit	229,001	237,856	607,175	760,044

Net income on equity investments	26,559	18,743	67,953	51,308
Interest and dividend income	4,924	4,678	11,908	9,330
Interest expense	(186,771)	(84,324)	(385,925)	(180,375)
Loss on change in fair values of derivatives and related investments	(84,969)	(17,746)	(182,144)	(34,184)
Gain on TMCT transactions	8,329	59,596	8,329	59,596
Other non-operating gain (loss), net	(1,224)	21,675	(30,107)	17,692

Income (Loss) from Continuing Operations Before Income Taxes	(4,151)	240,478	97,189	683,411

Income taxes (Note 5)	89,966	(75,179)	35,761	(255,616)

Income from Continuing Operations	85,815	165,299	132,950	427,795

Income (Loss) from Discontinued Operations, net of tax (Note 4)	66,950	(959)	32,796	(72,857)

Net Income	152,765	164,340	165,746	354,938

Preferred dividends	–	(2,103)	–	(6,309)

Net Income Attributable to Common Shares	$152,765	$162,237	$165,746	$348,629

Earnings Per Share (Note 2):
Basic:
Continuing operations	$.72	$.66	$.71	$1.48
Discontinued operations	.57	–	.17	(.26)
Net income	$1.29	$.66	$.88	$1.22

Diluted:
Continuing operations	$.69	$.65	$.70	$1.47
Discontinued operations	.53	–	.17	(.25)
Net income	$1.22	$.65	$.88	$1.22

Dividends per common share	$–	$.18	$.18	$.54

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	Sept. 30, 2007	Dec. 31, 2006
Assets

Current Assets
Cash and cash equivalents	$446,181	$174,686
Accounts receivable, net	715,544	734,871
Income taxes receivable (Note 5)	370,736	–
Inventories	41,397	40,962
Broadcast rights	310,278	271,995
Deferred income taxes	12,076	74,450
Assets held for sale	5,230	–
Prepaid expenses and other	60,953	49,466
Total current assets	1,962,395	1,346,430

Properties
Property, plant and equipment	3,521,804	3,592,477
Accumulated depreciation	(1,968,084)	(1,907,365)
Net properties	1,553,720	1,685,112

Other Assets
Broadcast rights	353,645	295,186
Goodwill	5,579,692	5,837,208
Other intangible assets, net	2,797,500	2,846,057
Time Warner stock related to PHONES debt	293,760	348,480
Other investments	489,054	564,750
Prepaid pension costs	383,233	293,455
Assets held for sale	93,364	9,172
Other	268,126	174,922
Total other assets	10,258,374	10,369,230
Total assets	$13,774,489	$13,400,772

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	Sept. 30, 2007	Dec. 31, 2006
Liabilities and Shareholders’ Equity

Current Liabilities
Borrowings under bridge credit facility	$–	$1,310,000
PHONES debt related to Time Warner stock (Note 12)	279,072	–
Other debt due within one year	78,885	119,007
Contracts payable for broadcast rights	341,094	317,945
Deferred income	105,099	108,607
Accounts payable, accrued expenses and other current liabilities	840,053	691,155
Total current liabilities	1,644,203	2,546,714

Long-Term Debt (Note 12)
PHONES debt related to Time Warner stock	428,288	572,960
Other long-term debt (less portions due within one year)	8,581,752	3,003,251
Total long-term debt	9,010,040	3,576,211

Other Non-Current Liabilities
Deferred income taxes	1,739,231	1,974,672
Contracts payable for broadcast rights	495,319	425,927
Deferred compensation and benefits	339,988	392,187
Other obligations	200,018	165,445
Total other non-current liabilities	2,774,556	2,958,231

Shareholders’ Equity
Common stock and additional paid-in capital (Note 3)	5,151,389	6,837,029
Retained earnings (Note 3)	712,009	3,138,313
Treasury common stock (at cost)	(4,914,664)	(5,288,341)
Unearned ESOP shares (Note 3)	(250,000)	–
Accumulated other comprehensive income (loss)	(353,044)	(367,385)
Total shareholders’ equity	345,690	4,319,616
Total liabilities and shareholders’ equity	$13,774,489	$13,400,772

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	Three Quarters Ended
	Sept. 30, 2007	Sept. 24, 2006

Operations
Net income	$165,746	$354,938
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	33,561	27,105
Loss on change in fair values of derivatives and related investments	182,144	34,184
Gain on TMCT transactions	(8,329)	(59,596)
Gain on sale of investments	(1,028)	(20,811)
Matthew Bender and Mosby income tax settlement	(90,704)	–
Write-off of Los Angeles Times plant equipment	24,216	–
Depreciation	157,194	154,716
Amortization of intangible assets	15,500	14,829
Loss on sales of discontinued operations	20,025	89,256
Net income on equity investments	(67,953)	(51,308)
Distributions from equity investments	77,848	58,209
Deferred income taxes	(99,191)	6,806
Tax benefit on stock awards exercised	11,933	2,804
Changes in working capital items, excluding effects from acquisitions and dispositions:
Accounts receivable	14,003	18,360
Inventories, prepaid expenses and other current assets	(12,423)	(369)
Deferred income, accounts payable, accrued expenses and other current liabilities	83,720	(59,917)
Income taxes	(48,083)	7,559
Deferred compensation	(49,031)	(9,841)
Other, net	38,149	56,610
Net cash provided by operations	447,297	623,534

Investments
Capital expenditures	(85,132)	(119,073)
Acquisitions and investments	(21,942)	(214,938)
Proceeds from sales of subsidiaries, intangibles, investments and real estate	95,848	243,990
Net cash used for investments	(11,226)	(90,021)

Financing
Long-term borrowings	7,015,000	1,250,829
Issuance of exchangeable promissory note	204,243	–
Borrowings under former bridge credit facility	100,000	1,600,000
Repayments of former bridge credit facility	(1,410,000)	–
Repayments of long-term debt	(1,633,655)	(61,766)
Repayments of commercial paper, net	(97,019)	(826,513)
Long-term debt issuance costs	(134,085)	(15,368)
Sales of common stock to employees, net	73,354	26,857
Sale of common stock to Zell Entity (Note 3)	50,000	–
Purchases of Tribune common stock	(4,289,192)	(2,262,268)
Dividends	(43,247)	(157,907)
Other	25	–
Net cash used for financing	(164,576)	(446,136)
Net increase in cash and cash equivalents	271,495	87,377

Cash and cash equivalents, beginning of year	174,686	151,110

Cash and cash equivalents, end of quarter	$446,181	$238,487

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of Sept. 30, 2007 and the results of their operations for the third quarter and first three quarters ended Sept. 30, 2007 and Sept. 24, 2006 and cash flows for the first three quarters ended Sept. 30, 2007 and Sept. 24, 2006.  All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Certain prior year amounts have been reclassified to conform to the 2007 presentation.  These reclassifications had no impact on reported 2006 total revenues, operating profit or net income.

During the third quarter of 2007, the Company began actively pursuing the sale of the stock of one of its subsidiaries, EZ Buy & EZ Sell Recycler Corporation (“Recycler”), to Target Media Partners.  Recycler publishes a collection of free classified newspapers in Southern California.  The sale of Recycler closed on Oct. 17, 2007.  On Feb. 12, 2007, the Company announced an agreement to sell the New York edition of Hoy, the Company’s Spanish-language daily newspaper (“Hoy, New York”).  The Company completed the sale of Hoy, New York on May 15, 2007.  On March 6, 2007, the Company announced an agreement to sell its Southern Connecticut Newspapers—The Advocate (Stamford) and Greenwich Time (collectively “SCNI”) to Gannett, Inc. (“Gannett”).  On May 25, 2007, the Company announced the termination of this agreement following an arbitrator’s ruling that the Company could not sell SCNI unless Gannett assumed an existing collective bargaining contract as a condition of the sale, which Gannett declined to do.  The Company simultaneously announced that it would immediately begin the process of soliciting offers for SCNI with the intention of completing a sale as soon as possible.  On Oct. 25, 2007, the Company announced an agreement to sell SCNI to Hearst Corporation for $62.4 million.  The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greewich, Connecticut, which the Company plans to sell separately.  On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta, and on June 19, 2006, announced the sale of WCWN-TV, Albany.  The sale of WATL-TV, Atlanta closed in August 2006.  On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston.  The Boston and Albany station sales closed in December 2006.  The accompanying unaudited condensed consolidated financial statements reflect these businesses as discontinued operations for all periods presented.  See Note 4 for further discussion.

As of Sept. 30, 2007, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2006, have not changed from Dec. 31, 2006, except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”).  See Note 5 for additional information regarding the Company’s adoption of FIN 48.

NOTE 2:  EARNINGS PER SHARE

The computations of basic and diluted earnings per share (“EPS”) were as follows:

	Third Quarter		First Three Quarters
(in thousands, except per share data)	2007	2006	2007	2006

Basic EPS:
Income from continuing operations	$85,815	$165,299	$132,950	$427,795
Income (loss) from discontinued operations, net of tax	66,950	(959)	32,796	(72,857)
Net income	152,765	164,340	165,746	354,938
Preferred dividends	-	(2,103)	-	(6,309)
Net income attributable to common shares	$152,765	$162,237	$165,746	$348,629

Weighted average common shares outstanding	118,428	247,389	187,604	284,764
Basic EPS:
Continuing operations	$.72	$.66	$.71	$1.48
Discontinued operations	.57	–	.17	(.26)
Net income	$1.29	$.66	$.88	$1.22

Diluted EPS:
Income from continuing operations	$85,815	$165,299	$132,950	$427,795
Income (loss) from discontinued operations, net of tax	66,950	(959)	32,796	(72,857)
Net income	152,765	164,340	165,746	354,938
Add back: Exchangeable promissory note interest expense, net of tax	1,463	–	–	–
Preferred dividends	–	–	–	(6,309)
Adjusted net income	$154,228	$164,340	$165,746	$348,629

Weighted average common shares outstanding	118,428	247,389	187,604	284,764
Adjustment for stock-based awards, net	2,024	2,116	1,787	1,671
Adjustment for assumed conversion of exchangeable promissory note	5,882	–	–	–
Adjustment for assumed conversion of series C, D-1 and D-2 preferred stock	–	3,303	–	–
Adjusted weighted average common shares outstanding	126,334	252,808	189,391	286,435

Diluted EPS:
Continuing operations	$.69	$.65	$.70	$1.47
Discontinued operations	.53	–	.17	(.25)
Net income	$1.22	$.65	$.88	$1.22

Basic EPS is computed by dividing net income attributable to common shares by the weighted average number of common shares outstanding during the period.  The Company’s stock-based awards and convertible securities are included in the calculation of diluted EPS unless their effects are antidilutive.  In each of the diluted EPS calculations presented above, weighted average shares outstanding were adjusted for the dilutive effect of stock-based compensation awards.  In the 2007 third quarter and first three quarters calculations of diluted EPS, 27.8 million and 28.1 million shares, respectively, of the Company’s outstanding stock-based awards were not reflected because their effects were antidilutive.  In addition, the 2007 third quarter calculation of diluted EPS assumed the conversion of the Company’s $200 million exchangeable promissory note into 5.9 million common shares (see Note 12).  In the 2007 first three quarters calculation of diluted EPS, the conversion of the Company’s $200 million exchangeable promissory note into 5.9 million shares of the Company’s common stock was not assumed because the effect was antidilutive.  The 2006 third quarter calculation of diluted EPS assumed that the Company’s Series C, D-1 and D-2 preferred shares were converted into 3.3 million common shares.  Prior to the restructuring of TMCT, LLC and TMCT II, LLC, all of the Company’s Series C, D-1 and D-2 convertible preferred shares were issued to and held by TMCT, LLC and TMCT II, LLC.  In connection with a restructuring of these limited liability companies, all of these preferred shares were distributed to the

Company on Sept. 22, 2006.  As a result, the Company has not had any preferred shares outstanding since Sept. 22, 2006.  Weighted average converted shares through Sept. 22, 2006 were used in the 2006 third quarter calculation.  Information pertaining to the Company’s investments in TMCT, LLC and TMCT II, LLC, including the distribution of the Series C, D-1 and D-2 convertible preferred shares on Sept. 22, 2006, is provided in Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2006.  In the 2006 first three quarters calculations of diluted EPS, 3.5 million shares of the Company’s Series C, D-1 and D-2 convertible preferred stocks were not reflected because their effects were antidilutive.  In the 2006 third quarter and first three quarters calculations of diluted EPS, 35.8 million and 35.4 million shares, respectively, of the Company’s outstanding stock-based awards were not reflected because their effects were antidilutive.

NOTE 3:  LEVERAGED ESOP TRANSACTIONS

On April 1, 2007, the Company’s board of directors (the “Board”), based on the recommendation of a special committee of the Board comprised entirely of independent directors, approved a series of transactions (collectively, the “Leveraged ESOP Transactions”) with a newly formed Tribune Employee Stock Ownership Plan (the “ESOP”), EGI-TRB, L.L.C, a Delaware limited liability company (the “Zell Entity”) wholly owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family), and Samuel Zell.

The Leveraged ESOP Transactions consist of a series of transactions that include the following, some of which have been completed at the date of filing of this Quarterly Report on Form 10-Q:

•
On April 1, 2007, the ESOP purchased 8,928,571 shares of the Company’s common stock from the Company at a price of $28.00 per share.  The ESOP paid for this purchase with a promissory note of the ESOP in favor of the Company in the principal amount of $250 million, to be repaid by the ESOP over the 30-year life of the loan through its use of annual contributions from the Company to the ESOP and/or distributions paid on the shares of the Company’s common stock held by the ESOP.  None of the shares held by the ESOP have been committed for release or allocated to employees.  Accordingly, the $250 million of unearned ESOP shares have been classified as a reduction of shareholders’ equity in the Company’s Sept. 30, 2007 unaudited condensed consolidated balance sheet.

•
On April 23, 2007, pursuant to a purchase agreement dated April 1, 2007 (the “Zell Entity Purchase Agreement”), the Zell Entity made an initial investment of $250 million in the Company in exchange for (1) 1,470,588 shares of the Company’s common stock at a price of $34.00 per share and (2) an unsecured subordinated exchangeable promissory note of the Company in the principal amount of $200 million, which the Company must repay immediately prior to the Merger (as defined below).  The promissory note is exchangeable at the Company’s option, or automatically upon termination of the Merger Agreement (as defined below), into an aggregate of 5,882,353 shares of the Company’s common stock, subject to antidilution adjustments.  The shares of the Company’s common stock, the exchangeable promissory note and any underlying shares acquired upon exchange that are held by the Zell Entity are subject to certain transfer restrictions until April 23, 2010.  Pursuant to the Zell Entity Purchase Agreement, on May 9, 2007, Mr. Zell was appointed as a member of the Board.

•
On April 25, 2007, the Company commenced a tender offer to repurchase up to 126 million shares of the Company’s common stock that were then outstanding at a price of $34.00 per share in cash (the “Share Repurchase”).   The tender offer expired on May 24, 2007 and 126 million shares of the Company’s common stock were repurchased and subsequently retired on June 4, 2007 utilizing proceeds from the First Step Credit Facilities (as defined in Note 12).  The retirement of these shares resulted in a $1.794 billion reduction in common stock and additional paid-in capital and a $2.495 billion reduction in retained earnings during the second quarter of 2007.

•	On April 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust, a separate trust which forms a part of the ESOP, Tesop Corporation, a Delaware corporation wholly owned by the ESOP (“Merger Sub”), and the Zell Entity (solely for the limited purposes specified therein) providing for Merger Sub to be merged with and into the Company, and following such merger, the Company to continue as the surviving corporation wholly owned by the ESOP (the “Merger”).  In connection with the Merger, each outstanding share of the Company’s common stock (other than those held by the ESOP and other than dissenting shares) will be converted into the right to receive $34.00 per share in cash.  If the Merger does not close by Jan. 1, 2008, stockholders will receive an additional 8% annualized “ticking fee,” calculated from Jan. 1, 2008 through the date of closing of the Merger.  The closing of the Merger is subject to the satisfaction or waiver of various conditions set forth in the Merger Agreement, including approval by the Company’s stockholders, which was obtained at a special meeting of the stockholders held on August 21, 2007.

•
In the Merger, the Zell Entity will receive cash for the shares of the Company’s common stock it owns and, immediately prior to the Merger, the Company will repay the exchangeable promissory note held by the Zell Entity.  Following the consummation of the Merger, the Zell Entity will purchase from the Company, for an aggregate of $315 million, a $225 million subordinated promissory note and a 15-year warrant.  The warrant will entitle the Zell Entity to purchase 43,478,261 shares of the Company’s common stock (subject to adjustment), which will represent approximately 40% of the economic equity interest in the Company following the Merger (on a fully-diluted basis, including after giving effect to share equivalents to be granted under a management equity incentive plan to be established).  The warrant will have an initial aggregate exercise price of $500 million, increasing by $10 million per year for the first 10 years of the warrant, for a maximum aggregate exercise price of $600 million (subject to adjustment).

•
The Company has agreed to grant registration rights to the Zell Entity and the ESOP, in the event the Merger does not close, with respect to the shares of the Company’s common stock that the Zell Entity and the ESOP purchased from the Company in their initial investments.  However, the Zell Entity will not be able to exercise its registration rights prior to April 23, 2010 and, in the event the Merger does not close, will be prohibited from selling or assigning its shares of the Company’s common stock, exchangeable promissory note or underlying shares acquired upon exchange until April 23, 2010, other than to certain permitted transferees.  In addition, the ESOP will not be able to exercise its registration rights prior to April 1, 2008.

•
The Company granted registration rights to Chandler Trust No. 1 and Chandler Trust No. 2 (together, the “Chandler Trusts”), which were significant shareholders of the Company prior to the Company’s entry into the Leveraged ESOP Transactions.  On April 25, 2007, the Company filed a shelf registration statement in connection with the registration rights granted to the Chandler Trusts.

•
On June 4, 2007, the Chandler Trusts entered into an underwriting agreement with Goldman, Sachs & Co. (“Goldman Sachs”) and the Company, pursuant to which the Chandler Trusts agreed to sell an aggregate of 20,351,954 shares of the Company’s common stock, which represented the remainder of the shares of the Company’s common stock owned by them following the Share Repurchase, through a block trade underwritten by Goldman Sachs.  The shares were offered pursuant to the shelf registration statement filed by the Company on April 25, 2007.  Following the closing of this transaction on June 7, 2007, the Company believes that the Chandler Trusts no longer owned any shares of the Company’s common stock.  On June 4, 2007, Jeffrey Chandler, Roger Goodan and William Stinehart, Jr. resigned as members of the Board. Messrs. Chandler, Goodan and Stinehart served on the Board as representatives of the Chandler Trusts, which agreed to cause the resignations of Messrs. Chandler, Goodan and Stinehart effective upon the consummation of the Share Repurchase.

•	On May 17, 2007, the Company entered into a credit agreement and on June 4, 2007, the Company entered into an amendment to such credit agreement, with respect to new $8.028 billion of senior secured credit facilities to provide the Company with the ability to borrow the amounts required for purposes of financing the Leveraged ESOP Transactions, to refinance certain indebtedness of the Company, including indebtedness under its existing credit facilities, and for working capital and general corporate purposes of the Company.

See Part II, Item 1A, hereof for a discussion of the risk factors associated with the Leveraged ESOP Transactions.

The Company currently intends to dispose of an interest in the Chicago Cubs and the Company’s 25% equity interest in Comcast SportsNet Chicago.  The Company currently expects that proceeds from such dispositions will be used to pay down Company debt.  The disposition of an interest in the Cubs is subject to the approval of Major League Baseball.

NOTE 4:  DISCONTINUED OPERATIONS

Publishing Discontinued Operations – During the third quarter of 2007, the Company began actively pursuing the sale of the stock of Recycler to Target Media Partners.  Recycler publishes a collection of free classified newspapers in Southern California.  The sale of Recycler closed on Oct. 17, 2007.  The Company recorded a pretax loss on the sale of Recycler of $1 million in the third quarter of 2007.  Due to the Company’s high tax basis in the Recycler stock, the sale will generate a significantly higher capital loss for income tax purposes.  As a result, the Company recorded a $65 million income tax benefit in the third quarter of 2007, resulting in an after-tax gain of $64 million.  On Feb. 12, 2007, the Company announced an agreement to sell Hoy, New York to ImpreMedia, LLC.  The Company completed the sale of Hoy, New York on May 15, 2007 and recorded a pretax gain on the sale of $2.5 million ($.1 million after taxes) in the second quarter of 2007.  On March 6, 2007, the Company announced an agreement to sell SCNI to Gannett.  On May 25, 2007, the Company announced the termination of this agreement following an arbitrator’s ruling that the Company could not sell SCNI unless Gannett assumed an existing collective bargaining contract as a condition of the sale, which Gannett declined to do.  The Company simultaneously announced that it would immediately begin the process of soliciting offers for SCNI with the intention of completing a sale as soon as possible.  On Oct. 25, 2007, the Company announced an agreement to sell SCNI to Hearst Corporation for $62.4 million.  The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greenwich, Connecticut, which the Company plans to sell separately.  In the first quarter of 2007, the Company recorded a pretax loss of $19 million ($33 million after taxes) to write down the net assets of SCNI to estimated fair value, less costs to sell.  In the third quarter of 2007, the Company recorded a favorable $2.8 million after-tax adjustment to the loss on the sale of SCNI.

These businesses are considered components of the Company’s publishing segment as their operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.  The operations and cash flows of these businesses will be eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations.  Accordingly, the results of operations in 2007 for each of these businesses are reported as discontinued operations in the unaudited condensed consolidated statements of operations.  Prior year unaudited condensed consolidated statements of operations have been reclassified to conform to the current year presentation of discontinued operations.  In addition, identified assets and liabilities of Recycler and SCNI, including the SCNI real estate in Stamford and Greenwich, Connecticut, are classified as held for sale and are presented separately in the Sept. 30, 2007 unaudited condensed consolidated balance sheet.

Broadcasting and Entertainment Discontinued Operations – On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta to Gannett for $180 million.  The sale closed in August 2006.  On June 19, 2006, the Company announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston, to Sunbeam Television Corp. for $113.7 million.  These transactions closed in December 2006.  In the second quarter of 2006, the Company recorded a pretax loss totaling $90 million ($78 million after taxes) to write down the net assets of WATL-TV, Atlanta and

WCWN-TV, Albany to estimated fair value, less costs to sell.  The Company subsequently reduced the estimated after-tax loss on the sales during the third quarter of 2006 by $.5 million to reflect adjustments to the estimated loss on the sale of the Atlanta station.

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

Summarized Financial Information – Selected financial information related to discontinued operations is summarized as follows:

	Third Quarter		First Three Quarters
(in thousands, except per share data)	2007	2006	2007	2006

Operating revenues	$13,838	$30,741	$45,422	$108,898

Operating profit (loss)	$220	$(2,456)	$(1,618)	$7,761
Gain (loss) on sales of discontinued operations	(3,021)	799	(20,025)	(89,256)
Income (loss) from discontinued operations before income taxes	(2,801)	(1,657)	(21,643)	(81,495)
Income taxes (1)	69,751	698	54,439	8,638
Income (loss) from discontinued operations, net of tax	$66,950	$(959)	$32,796	$(72,857)

Income (loss) from discontinued operations per share:
Basic	$.57	$–	$.17	$(.26)
Diluted	$.53	$–	$.17	$(.25)

(1) The Company recorded an income tax benefit of $70 million related to a pretax loss of $3 million in the third quarter of 2007 and an income tax benefit of $54 million related to a pretax loss of $22 million in the first three quarters of 2007.  Due to the Company’s high tax basis in the Recycler stock, the sale of Recycler will generate a significantly higher capital loss for income tax purposes.  As a result, the Company recorded a $65 million income tax benefit in the third quarter of 2007, resulting in an after-tax gain of $64 million on the sale of Recycler.  The pretax loss in the first three quarters of 2007 also included $48 million of allocated newspaper group goodwill, most of which is not deductible for income tax purposes.  Similarly, income taxes for the first three quarters of 2006 included an income tax benefit of only $12 million related to the $89 million pretax loss on sales of discontinued operations.  The pretax loss for the first three quarters of 2006 included $80 million of allocated television group goodwill, most of which is not tax deductible.

As of Sept. 30, 2007, assets and liabilities held for sale associated with discontinued operations included $5 million of current assets, $65 million of other assets (primarily intangible assets and property) and $3 million of current liabilities.  During the third quarter of 2007, the Company commenced a process to sell the real estate and related assets of its studio production lot located in Hollywood, California.  The $24 million carrying value of the land, building and equipment of the studio production lot is less than estimated fair value less costs to sell and is also included in assets held for sale at Sept. 30, 2007.  In addition, in December 2006, the Company entered into a non-binding agreement to sell the land and building of one of its facilities.  The $5 million carrying value of the land and building approximates fair value less costs to sell and is also included in assets held for sale at Sept. 30, 2007 and at Dec. 31, 2006.

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

On Sept. 27, 2005, the Tax Court issued an opinion contrary to the Company’s position and determined that the Matthew Bender transaction was a taxable sale.  In January 2006, the Tax Court extended its opinion in the Matthew Bender case to the Mosby transaction given the similarity of the two transactions.  Taxes and related interest for both the Matthew Bender and Mosby transactions totaled approximately $1 billion as of Sept. 27, 2005.  Over time, deductions for state taxes and interest were expected to reduce the net cash outlay to approximately $840 million.

The Company appealed the Tax Court ruling to the United States Court of Appeals for the Seventh Circuit.  On June 1, 2007, the Company announced that an offer of settlement was pending in its appeal.  The Company finalized the settlement during the third quarter of 2007.  As a result of the settlement, the Company received refunds of federal income taxes and interest of $4 million on Sept. 26, 2007 and $340 million on Oct. 1, 2007.  After consideration of income taxes on the interest received, the net cash proceeds totaled approximately $286 million.  These refunds, together with related state income tax benefits of $29 million, were accounted for as a $91 million reduction in third quarter income tax expense and a $224 million reduction in goodwill recorded on the Company’s Sept. 30, 2007 consolidated balance sheet.

Times Mirror established an income tax liability of $180 million in 1998 when it entered into the transactions.  The liability represented Times Mirror’s best estimate of the amount the expected IRS and state income tax claims could be settled for based upon an analysis of the facts and circumstances surrounding the issue.  In accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination,” the Company treated this item as an uncertain tax position at the time of the Times Mirror acquisition in 2000 and concluded that the estimate determined by Times Mirror was the most appropriate estimate of the exposure.  The Company maintained this initial liability, plus interest, and evaluated the adequacy of the recorded liability on a periodic basis.  In 2005, at the time of the Tax Court ruling, the Matthew Bender/Mosby income tax liability, including pretax interest of $77 million, totaled $257 million ($228 million after considering the tax benefit of the interest).

As a result of the Tax Court ruling, the Company increased its Matthew Bender/Mosby income tax liability by an additional $609 million in the third quarter of 2005 by recording additional income tax expense of $150 million, representing additional after-tax interest applicable to the post-acquisition period, and goodwill of $459 million.  In accordance with EITF No. 93-7, the Company adjusted goodwill because the tax contingencies existed at the time of the Times Mirror acquisition.  On Sept. 30, 2005, the Company paid $880 million to the IRS, representing the federal tax and interest owed on the transactions, and financed the payment through the issuance of commercial paper.  On Feb. 10, 2006, the Company made a California state tax and interest payment of approximately $86 million ($55 million after considering the federal tax benefit of the state taxes and interest).  The remaining liability was $35 million at Dec. 31, 2006 and consisted of state tax and interest accruals.  As a result of the Matthew Bender/Mosby settlement, the liability was adjusted to $28 million at Sept. 30, 2007, and is expected to be paid in the fourth quarter of 2007.

The September and October 2007 refunds of the previously paid income taxes and interest were accounted for in accordance with EITF No. 93-7. The portion of the refunds representing after-tax interest applicable to periods following the acquisition of Times Mirror reduced income tax expense, and the remainder reduced goodwill.

PHONES Interest – In connection with the routine examination of the Company’s federal income tax returns for 2000 through 2003, the IRS proposed that the Company capitalize the interest on the PHONES as additional tax basis in the Company’s 16 million shares of Time Warner common stock, rather than allowing the Company to currently deduct such interest.  The National Office of the IRS has issued a Technical Advice Memorandum that supports the proposed treatment.  The Company disagrees with the IRS’s position and requested that the IRS administrative appeals office review the issue.  The effect of the treatment proposed by the IRS would be to increase the Company’s tax liability by approximately $189 million for the period 2000 through 2003 and by approximately $228 million for the period 2004 through the third quarter of 2007.

During the fourth quarter of 2006, the Company reached an agreement with the IRS appeals office regarding the deductibility of the PHONES interest expense.  The agreement would apply for the tax years 2000 through 2029.  In December of 2006, under the terms of the agreement reached with the IRS appeals office, the Company paid approximately $81 million of tax plus interest for tax years 2000 through 2005.  The tax payments were recorded as a reduction in the Company’s deferred tax liability, and the interest was recorded as a reduction in the Company’s income tax reserves.  The agreement reached with the appeals office is being reviewed by the Joint Committee on Taxation.  A decision from the Joint Committee on Taxation is expected by the end of 2007.

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

The IRS is currently auditing the Company’s federal income tax returns for the 2004 and 2005 fiscal years.  The IRS has completed its audits of the Company’s returns for all fiscal years prior to 2004.  With the exception of the PHONES matter discussed above, the Company and the IRS have reached agreement on all issues raised during the prior audits.  State income tax returns are generally subject to examination for a period of three to five years after they are filed, although many states often receive extensions of time from the Company.  In addition, states may examine the state impact of any federal changes for a period of up to one year after the states are formally notified of the changes.  The Company currently has various state income tax returns in the process of examination or administrative appeals.

There has been no material change in the above disclosures as of Sept. 30, 2007.

Other – Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

The effective tax rates on income from continuing operations for the third quarters and first three quarters of 2007 and 2006 were affected by certain non-operating items that are not deductible for tax purposes and income tax settlement adjustments, which include the 2007 Matthew Bender/Mosby adjustment discussed above.  See Note 9 for a summary of non-operating items.  Excluding all non-operating items, the effective tax rate on income from continuing operations in the third quarter and first three quarters of 2007 was 40.5% and 41.0%, respectively, compared with 38.4% and 36.1% in the third quarter and first three quarters of 2006, respectively.

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

As a result of misstatements of reported circulation at Newsday and Hoy, New York, the Company recorded a total pretax charge of $90 million in 2004 as its estimate of the probable cost to settle with advertisers.  The Company will continue to evaluate the adequacy of this charge on an ongoing basis.  The Newsday and Hoy, New York advertiser settlement accrual was $7 million at Dec. 31, 2006 and Sept. 30, 2007.

In addition to the advertiser lawsuits, several class action and shareholder derivative suits were filed against the Company and certain of its current and former directors and officers as a result of the circulation misstatements at Newsday and Hoy, New York.  These suits alleged breaches of fiduciary duties and other managerial and director failings under Delaware law, the federal securities laws and ERISA.  The consolidated shareholder derivative suit filed in Illinois state court in Chicago was dismissed with prejudice on March 10, 2006, and the dismissal is currently being appealed to the Illinois State Court of Appeals.  The consolidated securities class action lawsuit and the consolidated ERISA class action lawsuit filed in Federal District Court in Chicago were both dismissed with prejudice on Sept. 29, 2006 and the dismissals are currently being appealed to the United States Court of Appeals for the Seventh Circuit.  On Oct. 12, 2007, the defendants filed their appeal briefs in the

Seventh Circuit.  The Company believes these suits are without merit and will continue to vigorously defend them.

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

NOTE 7:  STOCK-BASED COMPENSATION

Stock-based compensation expense for the third quarters and first three quarters of 2007 and 2006 was as follows:

	Third Quarter		First Three Quarters
(in thousands)	2007	2006	2007	2006

Options	$566	$646	$1,915	$8,086
Restricted stock units	6,572	2,993	30,707	16,452
Employee stock purchase plan	–	640	801	2,107
Total stock-based compensation expense	$7,138	$4,279	$33,423	$26,645

For the third quarters of 2007 and 2006, total stock-based compensation expense excluded $7,000 of credits and $48,000 of costs, respectively, related to discontinued operations and $32,000 and $12,000, respectively, of capitalized costs.  For the first three quarters of 2007 and 2006, total stock-based compensation expense excluded $38,000 of credits and $353,000 of costs, respectively, related to discontinued operations and $176,000 and $107,000, respectively, of capitalized costs.

A summary of restricted stock unit and dividend equivalent unit activity and weighted average fair values follows:

	Third Quarter 2007		Third Quarter 2006
		Weighted		Weighted
		Avg. Fair		Avg. Fair
(units in thousands)	Units	Value*	Units	Value*

Outstanding and nonvested, beginning of quarter	2,930	$30.68	1,495	$30.90
Restricted stock units granted	–	–	17	32.16
Dividend equivalent units granted	–	–	7	–
Forfeited	(17)	30.04	(15)	30.82
Vested and issued	(16)	35.47	–	–
Outstanding and nonvested, end of quarter	2,897	$30.66	1,504	$30.74

	First Three Quarters 2007		First Three Quarters 2006
		Weighted		Weighted
		Avg. Fair		Avg. Fair
(units in thousands)	Units	Value*	Units	Value*

Outstanding and nonvested, beginning of year	1,524	$31.18	–	$–
Restricted stock units granted	1,837	30.41	1,510	31.17
Dividend equivalent units granted	11	–	23	–
Forfeited	(95)	30.35	(29)	31.53
Vested and issued	(380)	30.70	–	–
Outstanding and nonvested, end of quarter	2,897	$30.66	1,504	$30.74

*Represents weighted average fair value of restricted stock units at date of grant or assumption.

Employee Stock Purchase Plan– This plan permits eligible employees to purchase the Company’s common stock at 85% of market price.  In April 2007, the Company suspended further contributions to the plan.  During the third quarter of 2006, 143,235 shares were sold to employees under the plan.  During the first three quarters of 2007 and 2006, 175,687 and 476,764 shares, respectively, were sold to employees under the plan.  A total of 16 million shares can be purchased under this plan.  As of Sept. 30, 2007, a total of 2.3 million shares remained available for sale.  The weighted average fair value of shares purchased under the plan in the first three quarters of 2007 was $30.70.  As soon as practicable following the Merger, as defined and discussed in Note 3, the Company intends to terminate the plan.

NOTE 8:  PENSION AND POSTRETIREMENT BENEFITS

The components of net periodic benefit cost (credit) for Company-sponsored plans for the third quarters and first three quarters of 2007 and 2006 were as follows:

	Pension Benefits		Other Postretirement Benefits
	Third Quarter		Third Quarter
(in thousands)	2007	2006	2007	2006

Service cost	$611	$944	$322	$334
Interest cost	21,232	20,680	2,125	1,842
Expected return on plans’ assets	(35,198)	(31,568)	–	–
Recognized actuarial loss (gain)	11,844	16,437	127	(32)
Amortization of prior service costs (credits)	96	54	(362)	(361)
Net periodic benefit cost (credit)	$(1,415)	$6,547	$2,212	$1,783

	Pension Benefits		Other Postretirement Benefits
	First Three Quarters		First Three Quarters
(in thousands)	2007	2006	2007	2006

Service cost	$1,484	$2,833	$968	$1,001
Interest cost	63,000	62,092	5,869	5,525
Expected return on plans’ assets	(104,524)	(94,781)	–	–
Recognized actuarial loss (gain)	35,326	49,352	135	(95)
Amortization of prior service costs (credits)	165	163	(1,084)	(1,083)
Special termination benefits (1)	–	1,381	–	–
Net periodic benefit cost (credit)	$(4,549)	$21,040	$5,888	$5,348

(1)  Costs relate to position eliminations at Newsday during the first quarter of 2006.

For the fiscal year ending Dec. 30, 2007, the Company plans to contribute $8 million to certain of its union and non-qualified pension plans and $13 million to its other postretirement plans.  In the first three quarters of 2007, the Company made $6 million of contributions to its union and non-qualified pension plans and $10 million of contributions to its other postretirement plans.

NOTE 9:  NON-OPERATING ITEMS

The third quarter and first three quarters of 2007 included several non-operating items, summarized as follows:

	Third Quarter 2007		First Three Quarters 2007
(in thousands)	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)

Loss on change in fair values of derivatives and related investments	$(84,969)	$(51,831)	$(182,144)	$(111,108)
Strategic transaction expenses	(3,160)	(3,160)	(38,557)	(32,588)
Gain on TMCT transactions	8,329	5,081	8,329	5,081
Other, net	1,936	1,180	8,450	3,205
Income tax adjustment	–	90,704	–	90,704
Total non-operating items	$(77,864)	$41,974	$(203,922)	$(44,706)

The 2007 third quarter and first three quarters changes in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment.  In the third quarter of 2007, the $85 million non-cash pretax loss resulted primarily from a $41 million increase in the fair value of the derivative component of the Company’s PHONES, and a $43 million decrease in the fair value of 16 million shares of Time Warner common stock.  In the first three quarters of 2007, the $182 million non-cash pretax loss resulted primarily from a $125 million increase in the fair value of the derivative component of the Company’s PHONES, and a $55 million decrease in the fair value of the 16 million shares of the Time Warner common stock.  Strategic transaction expenses in the third quarter and first three quarters of 2007 included costs related to the Company’s strategic review and the leveraged ESOP transactions and going-private transactions (see Note 3) approved by the Company’s board of directors on April 1, 2007.  These expenses for the first three quarters of 2007 included a $13.5 million loss from refinancing certain credit agreements (see Note 12).  The gain on TMCT transactions in the third quarter of 2007 included an $8 million gain related to the redemption of the Company’s remaining interests in TMCT, LLC and TMCT II, LLC.  Other, net in the first three quarters of 2007 included an $18.1 million gain from the settlement of the Company’s Hurricane Katrina insurance claim.  The third quarter of 2007 included a favorable $91 million income tax expense adjustment related to the settlement of the Company’s Matthew Bender and Mosby income tax appeal (see Note 5).

The third quarter and first three quarters of 2006 included several non-operating items, summarized as follows:

	Third Quarter 2006		First Three Quarters 2006
(in thousands)	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)

Loss on change in fair values of derivatives and related investments	$(17,746)	$(10,825)	$(34,184)	$(20,852)
Gain on TMCT transactions	59,596	47,988	59,596	47,988
Gain on sales of investments, net	17,507	10,679	20,811	12,695
Other, net	4,168	4,618	(3,119)	169
Income tax adjustments	–	3,820	–	225
Total non-operating items	$63,525	$56,280	$43,104	$40,225

The 2006 third quarter and first three quarters changes in the fair value of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment.  In the third quarter of 2006, the $18 million non-cash pretax loss resulted primarily from a $29 million increase in the fair value of the derivative component of the Company’s PHONES, partially offset by a $12 million increase in the fair value of 16 million shares of Time Warner common stock.  In the first three quarters of 2006, the $34 million non-cash pretax loss resulted primarily from a $33 million increase in the fair value of the derivative component of the PHONES.

In the third quarter of 2006, the Company recorded a pretax gain of $60 million as a result of a restructuring of its investments in TMCT, LLC and TMCT II, LLC.  For further information pertaining to the restructuring, see Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2006.  Also in the third quarter of 2006, the Company sold 2.8 million shares of Time Warner common stock unrelated to PHONES for net proceeds of $46 million and recorded a pretax gain on sale of $19 million.  In addition, the Company recorded a favorable $4 million income tax expense adjustment as a result of resolving certain state income tax issues.

NOTE 10:  INVENTORIES

Inventories consisted of the following:

(in thousands)	Sept. 30, 2007	Dec. 31, 2006

Newsprint	$29,478	$28,629
Supplies and other	11,919	12,333
Total inventories	$41,397	$40,962

Newsprint inventories valued under the LIFO method were less than current cost by approximately $11 million at Sept. 30, 2007 and $15 million at Dec. 31, 2006.

NOTE 11:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following:

	Sept. 30, 2007			Dec. 31, 2006
	Gross	Accumulated	Net	Gross	Accumulated	Net
(in thousands)	Amount	Amortization	Amount	Amount	Amortization	Amount

Intangible assets subject to amortization:
Subscribers (useful life of 15 to 20 years)	$189,880	$(79,774)	$110,106	$190,660	$(72,126)	$118,534
Network affiliation agreements (useful life of 40 years) (1)	278,034	(27,817)	250,217	278,034	(22,614)	255,420
Other (useful life of 3 to 40 years)	25,354	(10,982)	14,372	25,128	(8,717)	16,411
Total	$493,268	$(118,573)	374,695	$493,822	$(103,457)	390,365

Goodwill and other intangible assets not subject to amortization:
Goodwill
Publishing (2)			4,138,453			4,395,967
Broadcasting and entertainment			1,441,241			1,441,241
Total goodwill			5,579,694			5,837,208
Newspaper mastheads			1,542,925			1,575,814
FCC licenses			871,946			871,946
Tradename			7,932			7,932
Total			8,002,497			8,292,900

Total goodwill and other intangible assets			$8,377,192			$8,683,265

(1)
As of Sept. 30, 2007, network affiliation agreements, net of accumulated amortization, included $175 million related to FOX affiliations, $72 million related to CW affiliations and $3 million related to MyNetwork-TV affiliations.

(2)
In the third quarter of 2007, the Company recorded a $224 million reduction in publishing goodwill as a result of the settlement of the Company’s Matthew Bender and Mosby income tax appeal (see Note 5).

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2006, the Company performs its annual impairment review of goodwill and other intangible assets not subject to amortization in the fourth quarter of each year in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  Under FAS No. 142, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values.  The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates.  The Company has experienced declines in its consolidated operating results during the first three quarters of 2007 as compared to the prior year, particularly in its publishing reporting unit.  Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future under FAS No. 142.

NOTE 12:  DEBT

Debt consisted of the following:

(in thousands)	Sept. 30, 2007	Dec. 31, 2006

Tranche B Facility due 2014, interest rate of 8.36%	$5,501,213	$–
Tranche X Facility due 2008-2009, interest rate of 7.86%	1,400,000	–
Exchangeable promissory note, interest rate of 4.81%	204,243	–
Borrowings under former bridge credit facility due June 19, 2007, interest rate of 6.2%	–	1,310,000
Former term loan due June 20, 2011, interest rate of 6.2%	–	1,500,000
Commercial paper, weighted average interest rate of 5.9%	–	97,019
Medium-term notes due 2008, weighted average interest rate of 5.6% in 2007 and 2006	262,585	262,585
Property financing obligation, effective interest rate of 7.7%, expiring 2009	40,986	55,711
4.875% notes due 2010, net of unamortized discount of $449 and $564, respectively	449,551	449,436
7.25% debentures due 2013, net of unamortized discount of $1,880 and $2,137, respectively	80,203	79,946
5.25% notes due 2015, net of unamortized discount of $1,244 and $1,362, respectively	328,756	328,638
7.5% debentures due 2023, net of unamortized discount of $3,793 and $3,969, respectively	94,957	94,781
6.61% debentures due 2027, net of unamortized discount of $2,122 and $2,200, respectively	82,838	82,760
7.25% debentures due 2096, net of unamortized discount of $17,974 and $18,116, respectively	130,026	129,884
Other notes and obligations	85,279	41,498
Total debt excluding PHONES	8,660,637	4,432,258
2% PHONES debt related to Time Warner stock, due 2029	707,360	572,960
Total debt	$9,367,997	$5,005,218

Debt was classified as follows in the unaudited condensed consolidated balance sheets:

(in thousands)	Sept. 30, 2007	Dec. 31, 2006

Current Liabilities:
PHONES debt related to Time Warner Stock	$279,072	$–
Other debt due within one year	78,885	1,429,007
Total current debt	357,957	1,429,007
Long-Term Debt:
PHONES debt related to Time Warner Stock	428,288	572,960
Other long-term debt	8,581,752	3,003,251
Total long-term debt	9,010,040	3,576,211
Total Debt	$9,367,997	$5,005,218

Debt due within one year – Debt due within one year, excluding PHONES, at Sept. 30, 2007 included $55 million of borrowings under the Company’s Tranche B Facility, and $24 million of property financing and other obligations.  Debt due within one year at Dec. 31, 2006 included $1.31 billion of borrowings under a former 364-day bridge credit agreement, $97 million of commercial paper and $22 million of property financing and other obligations.

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

New Credit Agreement – On May 17, 2007, the Company entered into a credit agreement (the “New Credit Agreement”) and on June 4, 2007, the Company entered into an amendment to the New Credit Agreement (the New Credit Agreement, as so amended, the “Credit Agreement”). The Credit Agreement contains the negotiated terms and conditions originally contemplated in a commitment letter entered into by the Company on April 1, 2007, as amended and restated on April 5, 2007 (the “First Step Commitment Letter”), with respect to new $8.028 billion senior secured credit facilities (the “First Step Credit Facilities”).  On June 4, 2007, proceeds from the First Step Credit Facilities were used by the Company in connection with the consummation of the Share Repurchase (as defined in Note 3) and to refinance the Company’s former five-year and bridge credit agreements.  As of the closing date, the First Step Credit Facilities consisted of (a) a $1.50 billion Senior Tranche X Term Loan Facility (the “Tranche X Facility”), (b) a $5.515 billion Senior Tranche B Term Loan Facility (the “Tranche B Facility”), (c) a $263 million Delayed Draw Senior Tranche B Term Loan Facility (the “Delayed Draw Facility”) and (d) a $750 million Revolving Credit Facility (the “Revolving Credit Facility”).  The Revolving Credit Facility includes a letter of credit subfacility in an amount up to $250 million and a swing line facility in an amount up to $100 million.  Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes.  The Company intends to utilize the Delayed Draw Facility to refinance its medium-term notes as they become due during 2008.  Outstanding borrowings under the First Step Credit Facilities at Sept. 30, 2007 included $5.501 billion related to the Tranche B Facility and $1.4 billion related to the Tranche X Facility.

The Company entered into an additional commitment letter on April 1, 2007, which was amended and restated on April 5, 2007 (as amended and restated, the “Second Step Commitment Letter”) with respect to a $2.105 billion incremental term loan facility which will be included in the First Step Credit Facilities (the “Incremental Facility”) and a $2.1 billion senior unsecured bridge facility (the “Senior Bridge Facility,” together with the Incremental Facility, the “Second Step Credit Facilities”). The Company may issue $2.1 billion senior notes or senior subordinated notes in lieu of drawing under the Senior Bridge Facility or to refinance the Senior Bridge Facility at a later date. The proceeds from the borrowings or issuances contemplated by the Second Step Commitment Letter will in all cases be used by the Company, among other ways, in connection with the consummation of the Merger Agreement.  The Credit Agreement permits the Company to borrow under the Incremental Facility, upon the satisfaction of certain conditions contained in the Credit Agreement and the Second Step Commitment Letter, including the consummation of the Merger on or before May 31, 2008.  See Note 3 for further discussion of the Merger and Merger Agreement.

The Credit Agreement provides that prior to the closing of the Second Step Credit Facilities, the Tranche X Facility bears interest per annum at a variable rate equal to, at the Company’s election, either the applicable base rate plus a margin of 150 basis points or LIBOR plus a margin of 250 basis points. On and after the closing of the Second Step Credit Facilities, the margins applicable to the Tranche X Facility will increase to 175 basis points and 275 basis points, respectively.  As of the closing date of the Credit Agreement, the Tranche B Facility (a seven-year term facility), the Delayed Draw Facility (a seven-year term facility) and the Revolving Credit Facility (a six-year revolving facility) bear interest per annum at a variable rate equal to, at the

Company’s election, either the applicable base rate plus a margin of 200 basis points or LIBOR plus a margin of 300 basis points.  Undrawn amounts under the Delayed Draw Facility will accrue a commitment fee at a per annum rate of 75 basis points and undrawn amounts under the Revolving Credit Facility accrue a commitment fee at a per annum rate of 50 basis points.

With respect to the Revolving Credit Facility only, the margin applicable to base rate advances, the margin applicable to LIBOR advances and the commitment fee applicable to undrawn amounts of the Revolving Credit Facility are subject to decreases based on a leverage-based grid.  Also, the interest rate applicable to the Tranche X Facility, the Tranche B Facility, the Delayed Draw Facility and the Revolving Credit Facility is subject to a 25 basis point reduction if the Merger is not consummated and the Company’s corporate credit ratings are at a specified level.

On June 29, 2007, the Company repaid $100 million of its initial $1.5 billion of borrowings under the Tranche X Facility.  The remaining principal balance of the Tranche X Facility must be repaid in an aggregate amount of $650 million on December 4, 2008, which amount may be adjusted to reflect additional prepayments or other mandatory prepayments (described below) applied thereto; the remaining outstanding amount of the Tranche X Facility must be repaid on June 4, 2009 if not repaid sooner. The Tranche B Facility amortizes, and the Incremental Facility, if any, will amortize, at a rate of 1.0% per annum (payable quarterly) prior to maturity, on which date the remaining principal amount will be payable in full. The Delayed Draw Facility will automatically become part of the Tranche B Facility when made and will amortize based upon the Tranche B Facility amortization schedule. Prior to the first anniversary of the closing date of the Credit Agreement, optional prepayments on the Tranche X Facility and the Tranche B Facility with the proceeds of a substantially concurrent issuance of loans under any senior secured credit facilities pursuant to the Credit Agreement must be accompanied by a prepayment fee equal to 1.0% of the aggregate amount of such prepayments if the interest rate spread applicable to such new loans is less than the interest rate applicable to the Tranche X Facility or the Tranche B Facility. Except as described in the immediately preceding sentence, the Tranche X Facility, the Tranche B Facility, the Incremental Facility, if any, the Delayed Draw Facility and the Revolving Credit Facility are or will be, as applicable, prepayable at any time prior to maturity without penalty, and the unutilized portion of the commitments under the Revolving Credit Facility or the Delayed Draw Facility may be reduced at the option of the Company without penalty.

Loans under the Tranche X Facility, the Tranche B Facility, the Incremental Facility, if any, the Delayed Draw Facility and the Revolving Loan Facility are or will be, as applicable, required to be repaid with the following proceeds, subject to certain exceptions and exclusions set forth in the Credit Agreement: (a) 100% of the net cash proceeds from the issuance or incurrence of debt for borrowed money by the Company or any subsidiary (other than debt permitted to be incurred under the negative covenants contained in the Credit Agreement (with certain exclusions)), (b) certain specified percentages of excess cash flow proceeds based on a leverage-based grid ranging from 50% to 0%, (c) once the aggregate amount of net cash proceeds from all asset sales, share issuances by the Company’s subsidiaries and casualty events exceeds $50 million, 100% of such net cash proceeds unless the Company reinvests the proceeds pursuant to the terms of the Credit Agreement and (d) 100% of net cash proceeds from certain dispositions.

The Tranche X Facility, the Tranche B Facility, the Delayed Draw Facility, the Incremental Facility, if any, and the Revolving Loan Facility are or will be, as applicable, guaranteed by certain of the Company’s direct and indirect U.S. subsidiaries and secured by a pledge of the capital stock of certain specified subsidiaries of the Company.  Certain outstanding senior notes and debentures of the Company are secured on an equal and ratable basis with the First Step Credit Facilities and the Incremental Facility, if any, as required by the terms of the indentures governing such notes and debentures.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default, in each case subject to customary and negotiated exceptions and limitations, as applicable. In addition, the Credit Agreement includes three financial covenants with which the Company must comply, including a maximum total guaranteed leverage ratio, a minimum interest coverage ratio and limitations on capital expenditures.  At Sept. 30, 2007, the Company was in compliance with the covenants.

The Credit Agreement also provides that a condition to the consummation of the Merger will be the execution by the Zell Entity of an agreement, guaranteed by Samuel Zell, providing that the Zell Entity will invest up to an additional $100 million in the Company’s common stock or subordinated debt of the Company in certain circumstances.  The Zell Investment Agreement has been executed and, accordingly, that condition has been satisfied. Further, the terms of the Credit Agreement and the Zell Investment Agreement provide that the commitment of the Zell Entity under the Zell Investment Agreement will be reduced by the amount of the Matthew Bender settlement proceeds (see Note 5) designated by the Company to reduce such commitment.  The Company designated $100 million of the Matthew Bender settlement proceeds pursuant to the terms of the Credit Agreement and the Zell Investment Agreement and, therefore, the Zell Entity’s commitment under the Zell Investment Agreement has been reduced to zero.

Under the terms of the Credit Agreement, the Company is required to enter into hedge arrangements to offset a percentage of its interest rate exposure under the Credit Agreement and other debt with respect to borrowed money.  On July 2, 2007, the Company entered into an International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreement, a schedule to the 1992 ISDA Master Agreement and, on July 3, 2007, entered into three interest rate swap confirmations (collectively, the “Swap Documents”) with Barclays Bank, which Swap Documents provide for (i) a two-year hedge with respect to $750 million in notional amount, (ii) a three-year hedge with respect to $1 billion in notional amount and (iii) a five-year hedge with respect to $750 million in notional amount.  The Swap Documents effectively convert a portion of the variable rate borrowings under the Credit Agreement to a weighted average fixed rate of 5.31%.  The Company accounts for these interest rate swaps as cash flow hedges in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”).  Under FAS No. 133, a cash flow hedge is deemed to be highly effective if it is expected that changes in the cash flows of the hedged item are almost fully offset by changes in the cash flows of the hedging instrument.  The cash flow hedges covered by the Swap Documents are deemed to be highly effective, and therefore gains and losses resulting from changes in the fair value of these hedges are recorded in other comprehensive income (loss), net of taxes.  At Sept. 30, 2007, the fair value of these hedges declined by $48 million, which was included in other long-term debt.  This change in fair value was $29 million after taxes and was recorded as a loss in the accumulated other comprehensive income (loss) component of shareholder’s equity at Sept. 30, 2007.

Exchangeable Promissory Note – On April 23, 2007, the Company issued an unsecured $200 million subordinated exchangeable promissory note to the Zell Entity.  The promissory note is exchangeable at the Company’s option, or automatically under certain circumstances, into an aggregate of 5,882,353 shares of the Company’s common stock, subject to antidilution adjustments.  This note was issued pursuant to the Zell Entity Purchase Agreement (as defined in Note 3), which the Company entered into on April 1, 2007 in connection with its entry into the Leveraged ESOP Transactions.  The promissory note and any underlying shares acquired upon exchange that are held by the Zell Entity are subject to certain transfer restrictions until April 23, 2010.  The Company will repay the note immediately prior to the Merger.  Following the consummation of the Merger, the Zell Entity will purchase from the Company a $225 million subordinated promissory note and a 15-year warrant for $90 million.  At Sept. 30, 2007, the original principal amount of $200 million and $4 million of payable in-kind interest under the promissory note are classified as long-term debt.

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

The PHONES debenture agreement requires the Company to make principal payments equal to any dividends declared on the 16 million shares of Time Warner common stock.  A payment of $.11 per PHONES was made in the third quarter of 2007 for a Time Warner dividend declared in the second quarter of 2007, and a payment of $.125 per PHONES will be due in the fourth quarter of 2007 for a Time Warner dividend declared in the third quarter of 2007.  The Company records the dividends it receives on its Time Warner common stock as dividend income and accounts for the related payment to the PHONES holders as principal reduction.

The Company may redeem the PHONES at any time for the higher of the principal value of the PHONES ($156.12 per PHONES at Sept. 30, 2007) or the then market value of two shares of Time Warner common stock, subject to certain adjustments.  At any time, holders of the PHONES may exchange a PHONES for an amount of cash equal to 95% (or 100% under certain circumstances) of the market value of two shares of Time Warner common stock.  At Sept. 30, 2007, the market value per PHONES was $60.00 and the market value of two shares of Time Warner common stock was $36.72.  The amount PHONES holders could have received if they had elected to exchange their PHONES for cash on Sept. 30, 2007 was $279 million, which is included in current liabilities at Sept. 30, 2007.  Deferred income taxes related to the current portion of the PHONES is also included in current liabilities as of Sept. 30, 2007.  At Dec. 31, 2006, the PHONES were classified entirely as long-term because if the PHONES were exchanged on that date, the Company had the ability and the intent to refinance the PHONES on a long-term basis through its then existing revolving credit facility.

Under the provisions of FAS No. 133, the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value.  Changes in the fair value of the derivative component of the PHONES are recorded in the statement of operations.  The fair value of the derivative component of the PHONES debt is calculated as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES.  The fair value of the discounted debt component of the PHONES is calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES.  The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES.  The market value of the PHONES, which are traded on the New York Stock Exchange, was $480 million and $549 million at Sept. 30, 2007 and Dec. 31, 2006, respectively.

The discounted debt component and derivative component of the PHONES were as follows:

(in thousands)	Sept. 30, 2007	Dec. 31, 2006

PHONES Debt:
Discounted debt component (at book value)	$474,320	$465,280
Derivative component (at fair value)	233,040	107,680
Total	$707,360	$572,960

Time Warner stock related to PHONES (at fair value)	$293,760	$348,480

NOTE 13:  COMPREHENSIVE INCOME

Comprehensive income reflects all changes in the net assets of the Company during the period from transactions and other events and circumstances, except those resulting from any stock issuances, stock repurchases and dividends.  Prior to 2007, the Company’s comprehensive income included net income, the change in minimum pension liabilities, unrealized gains and losses on marketable securities classified as available-for-sale, and foreign currency translation adjustments.  Beginning in the Company’s 2007 fiscal year, and as a result of the Company’s adoption of FASB Statement No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans” at Dec. 31, 2006, other comprehensive income (loss) no longer includes changes in minimum pension liabilities, but does include changes in unrecognized benefit cost gains and losses.  In addition, beginning in the Company’s 2007 third quarter, other comprehensive income includes unrecognized gains and losses on cash flow hedging instruments as a result of the interest rate swap agreements the Company entered into in July 2007 (see Note 12 for further information on the interest rate swap agreements).

The Company’s comprehensive income was as follows:

	Third Quarter		First Three Quarters
(in thousands)	2007	2006	2007	2006

Net income	$152,765	$164,340	$165,746	$354,938

Adjustment for previously unrecognized benefit cost (gains) and losses included in net income, net of taxes	7,072	–	21,071	–

Unrealized holding gain (loss) on marketable securities classified as available-for-sale:
Unrealized holding gain (loss) arising during the period, net of taxes	(2,109)	(616)	(4,440)	(1,721)
Adjustment for gain on sale of investments included in income, net of taxes	–	(11,325)	–	(11,325)
Unrealized gain (loss) on marketable securities classified as available-for-sale, net of taxes	(2,109)	(11,941)	(4,440)	(13,046)

Unrecognized losses on cash flow hedging instruments, net of taxes	(29,251)	–	(29,251)	–

Change in foreign currency translation adjustments, net of taxes	272	40	476	189

Other comprehensive income (loss)	(24,016)	(11,901)	(12,144)	(12,857)

Comprehensive income	$128,749	$152,439	$153,602	$342,081

NOTE 14:  OTHER MATTERS

Los Angeles Times Plant Equipment – In January 2006, the Los Angeles Times closed its San Fernando Valley printing facility and idled certain plant equipment.  Since that time, the Company continued to depreciate the equipment and to evaluate alternative uses of the idled assets, which had a net book value of $26 million at Dec. 31, 2006 and $25 million at April 1, 2007.  During the second quarter of 2007, the Company decided to dispose of the assets and recorded a charge of $24 million to reduce the carrying value of the assets to estimated fair value, less costs to sell.

Media Ownership Rules – On June 2, 2003, the Federal Communications Commission (“FCC”) adopted new media ownership rules, including a new television/newspaper cross-ownership rule.  The new rules would eliminate the cross-ownership prohibition entirely in markets with nine or more television stations and permit combinations of one newspaper and one television station in markets having from four to eight television stations.  Under this rule, the Company would be permitted to retain its newspaper and television operations in each of the five markets where it owns both – New York, Los Angeles, Chicago, South Florida and Hartford.  In September 2003, the United States Court of Appeals for the Third Circuit stayed the effectiveness of the new media ownership rules pending the outcome of appeals by advocacy groups challenging the new rules.  In June 2004, the Third Circuit remanded the new rules to the FCC for further proceedings while keeping the stay in effect.  On Jan. 28, 2005, the Company and other media companies filed a joint petition seeking United States Supreme Court review of the June 2004 Third Circuit remand.  On June 13, 2005, the Supreme Court declined to review the petition, without addressing the Constitutional arguments raised and without foreclosing additional appeals if the Company’s interests are not adequately addressed as part of the FCC’s remand proceeding.  On June 21, 2006, the FCC adopted a Further Notice of Proposed Rulemaking seeking comment on the issues raised by the Third Circuit in its stay and remand, including those relating to the FCC’s new television/newspaper cross-ownership rule.  On Oct. 23, 2006, the Company filed its comments in response to the FCC’s Further Notice of Proposed Rulemaking.  While the Company remains optimistic that the cross-

ownership ban will ultimately be loosened in major markets, it cannot predict with certainty the outcome of the FCC’s remand proceeding.

Variable Interest Entities – The Company holds significant variable interests, as defined by FASB Interpretation No. 46 (revised 2003), “Consolidation of Variable Interest Entities,” in Classified Ventures, LLC, ShopLocal, LLC and Topix, LLC, but the Company has determined that it is not the primary beneficiary of these entities.  The Company’s maximum loss exposure related to these entities is limited to its equity investments in Classified Ventures, LLC, ShopLocal, LLC, and Topix, LLC, which were $47 million, $32 million and $24 million, respectively, at Sept. 30, 2007.

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

NOTE 15:  SEGMENT INFORMATION

Financial data for each of the Company’s business segments, from continuing operations, was as follows:

	Third Quarter		First Three Quarters
(in thousands)	2007	2006	2007	2006

Operating revenues:
Publishing	$870,848	$939,614	$2,712,271	$2,925,807
Broadcasting and entertainment	406,051	392,555	1,082,018	1,069,543
Total operating revenues	$1,276,899	$1,332,169	$3,794,289	$3,995,350

Operating profit (loss) (1):
Publishing	$122,543	$143,774	$365,174	$522,498
Broadcasting and entertainment	117,787	107,800	286,903	285,647
Corporate expenses	(11,329)	(13,718)	(44,902)	(48,101)
Total operating profit	$229,001	$237,856	$607,175	$760,044

	Sept. 30, 2007	Dec. 31, 2006

Assets:
Publishing	$8,198,200	$8,503,340
Broadcasting and entertainment	4,095,002	3,987,449
Corporate	1,382,693	900,811
Assets held for sale	98,594	9,172
Total assets	$13,774,489	$13,400,772

(1) Operating profit for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the third quarter and first three quarters of 2007 to the third quarter and first three quarters of 2006.  Certain prior year amounts have been reclassified to conform with the 2007 presentation.  These reclassifications had no impact on reported 2006 total revenues, operating profit or net income.

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

SIGNIFICANT EVENTS

Leveraged ESOP Transactions – On April 1, 2007, the Company’s board of directors (the “Board”), based on the recommendation of a special committee of the Board comprised entirely of independent directors, approved a series of transactions (collectively, the “Leveraged ESOP Transactions”) with a newly formed Tribune Employee Stock Ownership Plan (the “ESOP”), EGI-TRB, L.L.C., a Delaware limited liability company (the “Zell Entity”) wholly owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family), and Samuel Zell.

The Leveraged ESOP Transactions consist of a series of transactions that include the following, some of which have been completed at the date of filing of this Quarterly Report on Form 10-Q:

•
On April 1, 2007, the ESOP purchased 8,928,571 shares of the Company’s common stock from the Company at a price of $28.00 per share.  The ESOP paid for this purchase with a promissory note of the ESOP in favor of the Company in the principal amount of $250 million, to be repaid by the ESOP over the 30-year life of the loan through its use of annual contributions from the Company to the ESOP and/or distributions paid on the shares of the Company’s common stock held by the ESOP.  None of the shares held by the ESOP have been committed for release or allocated to employees.  Accordingly, the $250 million of unearned ESOP shares have been classified as a reduction of shareholders’ equity in the Company’s Sept. 30, 2007 unaudited condensed consolidated balance sheet.

•
On April 23, 2007, pursuant to a purchase agreement dated April 1, 2007 (the “Zell Entity Purchase Agreement”), the Zell Entity made an initial investment of $250 million in the Company in exchange for (1) 1,470,588 shares of the Company’s common stock at a price of $34.00 per share and (2) an unsecured subordinated exchangeable promissory note of the Company in the principal amount of $200 million, which the Company must repay immediately prior to the Merger (as defined below).  The promissory note is exchangeable at the Company’s option, or automatically upon termination of the Merger Agreement (as defined below), into an aggregate of 5,882,353 shares of the Company’s common stock, subject to antidilution adjustments.  The shares of the Company’s common stock, the exchangeable promissory note and any underlying shares acquired upon exchange that are held by the Zell Entity are subject to certain transfer restrictions until April 23, 2010.  Pursuant to the Zell Entity Purchase Agreement, on May 9, 2007, Mr. Zell was appointed as a member of the Board.

•
On April 25, 2007, the Company commenced a tender offer to repurchase up to 126 million shares of the Company’s common stock that were then outstanding at a price of $34.00 per share in cash (the “Share Repurchase”).   The tender offer expired on May 24, 2007 and 126 million shares of the Company’s common stock were repurchased and subsequently retired on June 4, 2007 utilizing proceeds from the First Step Credit Facilities as defined below.  The retirement of these shares resulted in a $1.794 billion reduction in common stock and additional paid-in capital and a $2.495 billion reduction in retained earnings during the second quarter of 2007.

•
On April 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust, a separate trust which forms a part of the ESOP, Tesop Corporation, a Delaware corporation wholly owned by the ESOP (“Merger Sub”), and the Zell Entity (solely for the limited purposes specified therein) providing for Merger Sub to be merged with and into the Company, and following such merger, the Company to continue as the surviving corporation wholly owned by the ESOP (the “Merger”).  In connection with the Merger, each outstanding share of the Company’s common stock (other than those held by the ESOP and other than dissenting shares) will be converted into the right to receive $34.00 per share in cash.  If the Merger does not close by Jan. 1, 2008, stockholders will receive an additional 8% annualized “ticking fee,” calculated from Jan. 1, 2008 through the date of closing of the Merger.  The closing of the Merger is subject to the satisfaction or waiver of various conditions set forth in the Merger Agreement, including approval by the Company’s stockholders, which was obtained at a special meeting of the stockholders held on August 21, 2007.

•
In the Merger, the Zell Entity will receive cash for the shares of the Company’s common stock it owns and, immediately prior to the Merger, the Company will repay the exchangeable promissory note held by the Zell Entity.  Following the consummation of the Merger, the Zell Entity will purchase from the Company, for an aggregate of $315 million, a $225 million subordinated promissory note and a 15-year warrant.  The warrant will entitle the Zell Entity to purchase 43,478,261 shares of the Company’s common stock (subject to adjustment), which will represent approximately 40% of the economic equity interest in the Company following the Merger (on a fully-diluted basis, including after giving effect to share equivalents to be granted under a management equity incentive plan to be established).  The warrant will have an initial aggregate exercise price of $500 million, increasing by $10 million per year for the first 10 years of the warrant, for a maximum aggregate exercise price of $600 million (subject to adjustment).

•
The Company has agreed to grant registration rights to the Zell Entity and the ESOP, in the event the Merger does not close, with respect to the shares of the Company’s common stock that the Zell Entity and the ESOP purchased from the Company in their initial investments.  However, the Zell Entity will not be able to exercise its registration rights prior to April 23, 2010 and, in the event the Merger does not close, will be prohibited from selling or assigning its shares of the Company’s common stock, exchangeable promissory note or underlying shares acquired upon exchange until April 23, 2010, other than to certain permitted transferees. In addition, the ESOP will not be able to exercise its registration rights prior to April 1, 2008.

•
The Company granted registration rights to Chandler Trust No. 1 and Chandler Trust No. 2 (together, the “Chandler Trusts”), which were significant shareholders of the Company prior to the Company’s entry into the Leveraged ESOP Transactions.  On April 25, 2007, the Company filed a shelf registration statement in connection with the registration rights granted to the Chandler Trusts.

•
On June 4, 2007, the Chandler Trusts entered into an underwriting agreement with Goldman, Sachs & Co. (“Goldman Sachs”) and the Company, pursuant to which the Chandler Trusts agreed to sell an aggregate of 20,351,954 shares of the Company’s common stock, which represented the remainder of the shares of the Company’s common stock owned by them following the Share Repurchase, through a block trade underwritten by Goldman Sachs.  The shares were offered pursuant to the shelf registration statement filed by the Company on April 25, 2007.  Following the closing of this transaction on June 7, 2007, the Company believes that the Chandler Trusts no longer owned any shares of the Company’s common stock.  On June 4, 2007, Jeffrey Chandler, Roger Goodan and William Stinehart, Jr. resigned as members of the Board. Messrs. Chandler, Goodan and Stinehart served on the Board as representatives of the Chandler Trusts, which agreed to cause the resignations of Messrs. Chandler, Goodan and Stinehart effective upon the consummation of the Share Repurchase.

•
On May 17, 2007, the Company entered into a credit agreement and on June 4, 2007, the Company entered into an amendment to such credit agreement, with respect to new $8.028 billion of senior secured credit facilities to provide the Company with the ability to borrow the amounts required for purposes of financing the Leveraged ESOP Transactions, to refinance certain indebtedness of the Company, including indebtedness under its existing credit facilities, and for working capital and general corporate purposes of the Company.

See Part II, Item 1A, hereof for a discussion of the risk factors associated with the Leveraged ESOP Transactions.

The Company currently intends to dispose of an interest in the Chicago Cubs and the Company’s 25% equity interest in Comcast SportsNet Chicago.  The Company currently expects that proceeds from such dispositions will be used to pay down Company debt.  The disposition of an interest in the Cubs is subject to the approval of Major League Baseball.

New Credit Agreement – On May 17, 2007, the Company entered into a credit agreement (the “New Credit Agreement”) and on June 4, 2007, the Company entered into an amendment to the New Credit Agreement (the New Credit Agreement, as so amended, the “Credit Agreement”).  The Credit Agreement contains the negotiated terms and conditions originally contemplated in a commitment letter entered into by the Company on April 1, 2007, as amended and restated on April 5, 2007 (the “First Step Commitment Letter”), with respect to new $8.028 billion senior secured credit facilities (the “First Step Credit Facilities”).  On June 4, 2007, proceeds from the First Step Credit Facilities were used by the Company in connection with the consummation of the Share Repurchase (as defined above) and to refinance the Company’s former five-year and bridge credit agreements.  As of the closing date, the First Step Credit Facilities consisted of (a) a $1.50 billion Senior Tranche X Term Loan Facility (the “Tranche X Facility”), (b) a $5.515 billion Senior Tranche B Term Loan Facility (the “Tranche B Facility”), (c) a $263 million Delayed Draw Senior Tranche B Term Loan Facility (the “Delayed Draw Facility”) and (d) a $750 million Revolving Credit Facility (the “Revolving Credit Facility”).  The Revolving Credit Facility includes a letter of credit subfacility in an amount up to $250 million and a swing line facility in an amount up to $100 million.  Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes.  The Company intends to utilize the Delayed Draw Facility to refinance its medium-term notes as they become due during 2008.  Outstanding borrowings under the First Step Credit Facilities at Sept. 30, 2007 included $5.501 billion related to the Tranche B Facility and $1.4 billion related to the Tranche X Facility.

The Company entered into an additional commitment letter on April 1, 2007, which was amended and restated on April 5, 2007 (as amended and restated, the “Second Step Commitment Letter”) with respect to a $2.105 billion incremental term loan facility which will be included in the First Step Credit Facilities (the “Incremental Facility”) and a $2.1 billion senior unsecured bridge facility (the “Senior Bridge Facility,” together with the Incremental Facility, the “Second Step Credit Facilities”). The Company may issue $2.1 billion senior notes or senior subordinated notes in lieu of drawing under the Senior Bridge Facility or to refinance the Senior Bridge Facility at a later date. The proceeds from the borrowings or issuances contemplated by the Second Step Commitment Letter will in all cases be used by the Company, among other ways, in connection with the consummation of the Merger Agreement.  The Credit Agreement permits the Company to borrow under the Incremental Facility, upon the satisfaction of certain conditions contained in the Credit Agreement and the Second Step Commitment Letter, including the consummation of the Merger on or before May 31, 2008.

The Credit Agreement provides that prior to the closing of the Second Step Credit Facilities, the Tranche X Facility bears interest per annum at a variable rate equal to, at the Company’s election, either the applicable base rate plus a margin of 150 basis points or LIBOR plus a margin of 250 basis points. On and after the closing of the Second Step Credit Facilities, the margins applicable to the Tranche X Facility will increase to 175 basis points and 275 basis points, respectively.  As of the closing date of the Credit Agreement, the Tranche B Facility (a seven-year term facility), the Delayed Draw Facility (a seven-year term facility) and the Revolving Credit Facility (a six-year revolving facility) bear interest per annum at a variable rate equal to, at the Company’s election, either the applicable base rate plus a margin of 200 basis points or LIBOR plus a margin of 300 basis points.  Undrawn amounts under the Delayed Draw Facility will accrue a commitment fee at a per annum rate of 75 basis points and undrawn amounts under the Revolving Credit Facility accrue a commitment fee at a per annum rate of 50 basis points.

With respect to the Revolving Credit Facility only, the margin applicable to base rate advances, the margin applicable to LIBOR advances and the commitment fee applicable to undrawn amounts of the Revolving Credit Facility are subject to decreases based on a leverage-based grid.  Also, the interest rate applicable to the Tranche X Facility, the Tranche B Facility, the Delayed Draw Facility and the Revolving Credit Facility is subject to a 25 basis point reduction if the Merger is not consummated and the Company’s corporate credit ratings are at a specified level.

On June 29, 2007, the Company repaid $100 million of its initial $1.5 billion of borrowings under the Tranche X Facility.  The remaining principal balance of the Tranche X Facility must be repaid in an aggregate amount of $650 million on December 4, 2008, which amount may be adjusted to reflect additional prepayments or other mandatory prepayments (described below) applied thereto; the remaining outstanding amount of the Tranche X Facility must be repaid on June 4, 2009 if not repaid sooner. The Tranche B Facility amortizes, and the Incremental Facility, if any, will amortize, at a rate of 1.0% per annum (payable quarterly) prior to maturity, on which date the remaining principal amount will be payable in full. The Delayed Draw Facility will automatically become part of the Tranche B Facility when made and will amortize based upon the Tranche B Facility amortization schedule. Prior to the first anniversary of the closing date of the Credit Agreement, optional prepayments on the Tranche X Facility and the Tranche B Facility with the proceeds of a substantially concurrent issuance of loans under any senior secured credit facilities pursuant to the Credit Agreement must be accompanied by a prepayment fee equal to 1.0% of the aggregate amount of such prepayments if the interest rate spread applicable to such new loans is less than the interest rate applicable to the Tranche X Facility or the Tranche B Facility. Except as described in the immediately preceding sentence, the Tranche X Facility, the Tranche B Facility, the Incremental Facility, if any, the Delayed Draw Facility and the Revolving Credit Facility are or will be, as applicable, prepayable at any time prior to maturity without penalty, and the unutilized portion of the commitments under the Revolving Credit Facility or the Delayed Draw Facility may be reduced at the option of the Company without penalty.

Loans under the Tranche X Facility, the Tranche B Facility, the Incremental Facility, if any, the Delayed Draw Facility and the Revolving Loan Facility are or will be, as applicable, required to be repaid with the following proceeds, subject to certain exceptions and exclusions set forth in the Credit Agreement: (a) 100% of the net cash proceeds from the issuance or incurrence of debt for borrowed money by the Company or any subsidiary (other than debt permitted to be incurred under the negative covenants contained in the Credit Agreement (with certain exclusions)), (b) certain specified percentages of excess cash flow proceeds based on a leveraged-based grid ranging from 50% to 0%, (c) once the aggregate amount of net cash proceeds from all asset sales, share issuances by the Company’s subsidiaries and casualty events exceeds $50 million, 100% of such net cash proceeds unless the Company reinvests the proceeds pursuant to the terms of the Credit Agreement and (d) 100% of net cash proceeds from certain dispositions.

The Tranche X Facility, the Tranche B Facility, the Delayed Draw Facility, the Incremental Facility, if any, and the Revolving Loan Facility are or will be, as applicable, guaranteed by certain of the Company’s direct and indirect U.S. subsidiaries and secured by a pledge of the capital stock of certain specified subsidiaries of the Company.  Certain outstanding senior notes and debentures of the Company are secured on an equal and ratable basis with the First Step Credit Facilities and the Incremental Facility, if any, as required by the terms of the indentures governing such notes and debentures.

The Credit Agreement contains representations and warranties, affirmative and negative covenants and events of default, in each case subject to customary and negotiated exceptions and limitations, as applicable. In addition, the Credit Agreement includes three financial covenants with which the Company must comply, including a maximum total guaranteed leverage ratio, a minimum interest coverage ratio and limitations on capital expenditures.  At Sept. 30, 2007, the Company was in compliance with the covenants.

The Credit Agreement also provides that a condition to the consummation of the Merger will be the execution by the Zell Entity of an agreement, guaranteed by Samuel Zell, providing that the Zell Entity will invest up to an additional $100 million in the Company’s common stock or subordinated debt of the Company in certain circumstances.  The Zell Investment Agreement has been executed and, accordingly, that condition has been satisfied. Further, the terms of the Credit Agreement and the Zell Investment Agreeement provide that the commitment of the Zell Entity under the Zell Investment Agreement will be reduced by the amount of the Matthew Bender settlement proceeds (see Note 5 to the unaudited condensed consolidated financial statements in Part 1, Item 1, hereof) designated by the Company to reduce such commitment.  The Company designated $100 million of the Matthew Bender settlement proceeds pursuant to the terms of the Credit Agreement and the Zell Investment Agreement and, therefore, the Zell Entity’s commitment under the Zell Investment Agreement has been reduced to zero.

Under the terms of the Credit Agreement, the Company is required to enter into hedge arrangements to offset a percentage of its interest rate exposure under the Credit Agreement and other debt with respect to borrowed money.  On July 2, 2007, the Company entered into an International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreement, a schedule to the 1992 ISDA Master Agreement and, on July 3, 2007, entered into three interest rate swap confirmations (collectively, the “Swap Documents”) with Barclays Bank, which Swap Documents provide for (i) a two-year hedge with respect to $750 million in notional amount, (ii) a three-year hedge with respect to $1 billion in notional amount and (iii) a five-year hedge with respect to $750 million in notional amount.  The Swap Documents effectively convert a portion of the variable rate borrowings under the Credit Agreement to a weighted average fixed rate of 5.31%.  The Company accounts for these interest rate swaps as cash flow hedges in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”).  Under FAS No. 133, a cash flow hedge is deemed to be highly effective if it is expected that changes in the cash flows of the hedged item are almost fully offset by changes in the cash flows of the hedging instrument.  The cash flow hedges covered by the Swap Documents are deemed to be highly effective and therefore gains and losses resulting from changes in the fair value of these hedges are recorded in other comprehensive income (loss), net of taxes.  At Sept. 30, 2007, the fair value of these hedges declined by $48 million, which was included in other long-term debt.  This change in fair value was $29 million after-taxes and was recorded as a loss in the accumulated other comprehensive income (loss) component of shareholder’s equity at Sept. 30, 2007.

Exchangeable Promissory Note – On April 23, 2007, the Company issued an unsecured $200 million subordinated exchangeable promissory note to the Zell Entity.  The promissory note is exchangeable at the Company’s option, or automatically under certain circumstances, into an aggregate of 5,882,353 shares of the Company’s common stock, subject to antidilution adjustments.  This note was issued pursuant to the Zell Entity Purchase Agreement (as defined above), which the Company entered into on April 1, 2007 in connection with its entry into the Leveraged ESOP Transactions.  The promissory note and any underlying shares acquired upon exchange that are held by the Zell Entity are subject to certain transfer restrictions until April 23, 2010.  The Company will repay the note immediately prior to the Merger.  Following the consummation of the Merger, the Zell Entity will purchase from the Company a $225 million subordinated promissory note and a 15-year warrant for $90 million.  At Sept. 30, 2007, the original principal amount of $200 million and $4 million of payable in-kind interest under the promissory note are classified as long-term debt.

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

On Sept. 27, 2005, the Tax Court issued an opinion contrary to the Company’s position and determined that the Matthew Bender transaction was a taxable sale.  In January 2006, the Tax Court extended its opinion in the Matthew Bender case to the Mosby transaction given the similarity of the two transactions.  Taxes and related interest for both the Matthew Bender and Mosby transactions totaled approximately $1 billion as of Sept. 27, 2005. Over time, deductions for state taxes and interest were expected to reduce the net cash outlay to approximately $840 million.

The Company appealed the Tax Court ruling to the United States Court of Appeals for the Seventh Circuit.  On June 1, 2007, the Company announced that an offer of settlement was pending in its appeal.  The Company finalized the settlement during the third quarter of 2007.  As a result of the settlement, the Company received refunds of federal income taxes and interest of $4 million on Sept. 26, 2007 and $340 million on Oct. 1, 2007.  After consideration of income taxes on the interest received, the net cash proceeds totaled approximately $286 million.  These refunds, together with related net state income tax benefits of $29 million, were accounted for as a $91 million reduction in third quarter income tax expense and a $224 million reduction in goodwill recorded on the Company’s Sept. 30, 2007 consolidated balance sheet.

Publishing Discontinued Operations – During the third quarter of 2007, the Company began actively pursuing the sale of the stock of one of its subsidiaries, EZ Buy & EZ Sell Recycler Corporation (“Recycler”) to Target Media Partners.  Recycler publishes a collection of free classified newspapers in Southern California.  The sale of Recycler closed on Oct. 17, 2007.  The Company recorded a pretax loss on the sale of Recycler of $1 million in the third quarter of 2007.  Due to the Company’s high tax basis in the Recycler stock, the sale will generate a significantly higher capital loss for income tax purposes.  As a result, the Company recorded a $65 million income tax benefit in the third quarter of 2007, resulting in an after-tax gain of $64 million.  On Feb. 12, 2007, the Company announced an agreement to sell Hoy, New York to ImpreMedia, LLC.  The Company completed the sale of Hoy, New York on May 15, 2007 and recorded a pretax gain on the sale of $2.5 million ($.1 million after taxes) in the second quarter of 2007.  On March 6, 2007, the Company announced an agreement to sell its Southern Connecticut Newspapers— The Advocate (Stamford) and Greenwich Time (collectively “SCNI”) to Gannett, Inc. (“Gannett”).  On May 25, 2007, the Company announced the termination of this agreement following an arbitrator’s ruling that the Company could not sell SCNI unless Gannett assumed an existing collective bargaining contract as a condition of the sale, which Gannett declined to do.  The Company simultaneously announced that it would immediately begin the process of soliciting offers for SCNI with the intention of completing a sale as soon as possible.  On Oct. 25, 2007, the Company announced an agreement to sell SCNI to Hearst Corporation for $62.4 million.  The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greenwich, Connecticut, which the Company plans to sell separately.  In the first quarter of 2007, the Company recorded a pretax loss of $19 million ($33 million after taxes) to write down the net assets of SCNI to estimated fair value, less costs to sell.  In the third quarter of 2007, the Company recorded a favorable $2.8 million after-tax adjustment to the loss on the sale of SCNI.

These businesses are considered components of the Company’s publishing segment as their operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.  The operations and cash flows of these businesses will be eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations.  Accordingly, the results of operations in 2007 for each of these businesses are reported as discontinued operations in the unaudited condensed consolidated statements of operations.  Prior year unaudited condensed consolidated statements of operations have been reclassified to conform to the current year presentation of discontinued operations.  In addition, identified assets and liabilities of Recycler and SCNI, including the SCNI real estate in Stamford and Greenwich, Connecticut, are classified as held for sale and are presented separately in the Sept. 30, 2007 unaudited condensed consolidated balance sheet.

Broadcasting and Entertainment Discontinued Operations – On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta to Gannett for $180 million.  The sale closed in August 2006.  On June 19, 2006, the Company announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston, to Sunbeam Television Corp. for $113.7 million.  These transactions closed in December 2006.  In the second quarter of 2006, the Company recorded a pretax loss totaling $90 million ($78 million after taxes) to write down the net assets of WATL-TV, Atlanta and WCWN-TV, Albany to estimated fair value, less costs to sell.  The Company subsequently reduced the after-tax estimated after-tax loss on the sales during the third quarter of 2006 by $.5 million to reflect adjustments to the estimated loss on the sale of the Atlanta station.

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

Critical Accounting Policies – As of Sept. 30, 2007, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the year ended Dec. 31, 2006, have not changed from Dec. 31, 2006, except for the adoption of Financial Accounting Standards Board (“FASB”) Interpretation No. 48, “Accounting for Uncertainty in Income Taxes (“FIN 48”).  See Note 5 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof for additional information regarding the Company’s adoption of FIN 48.

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2006, the Company performs its annual impairment review of goodwill and other intangible assets not subject to amortization in the fourth quarter of each year in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  Under FAS No. 142, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values.  The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates.  The Company has experienced declines in its consolidated operating results during the first three quarters of 2007 as compared to the prior year, particularly in its publishing reporting unit.  Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future under FAS No. 142.

NON-OPERATING ITEMS

The third quarter and first three quarters of 2007 included several non-operating items, summarized as follows:

	Third Quarter 2007			First Three Quarters 2007
(in millions, except per share data)	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS

Loss on change in fair values of derivatives and related investments	$(85.0)	$(51.8)	$(.41)	$(182.1)	$(111.1)	$(.59)
Strategic transaction expenses	(3.2)	(3.2)	(.03)	(38.6)	(32.6)	(.17)
Gain on TMCT transactions	8.3	5.1	.04	8.3	5.1	.03
Other, net	2.0	1.2	.01	8.5	3.2	.02
Income tax adjustment	–	90.7	.72	–	90.7	.48
Total non-operating items	$(77.9)	$42.0	$.33	$(203.9)	$(44.7)	$(.24)

The 2007 third quarter and first three quarters changes in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment.  In the third quarter of 2007, the $85 million non-cash pretax loss resulted primarily from a $41 million increase in the fair value of the derivative component of the Company’s PHONES, and a $43 million decrease in the fair value of 16 million shares of Time Warner common stock.  In the first three quarters of 2007, the $182 million non-cash pretax loss resulted primarily from a $125 million increase in the fair value of the derivative component of the Company’s PHONES, and a $55 million decrease in the fair value of the 16 million shares of the Time Warner common stock.  Strategic transaction expenses in the third quarter and first three quarters of 2007 included costs related to the Company’s strategic review and the leveraged ESOP transactions and going-private transactions (see Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof for further information) approved by the Company’s board of directors on April 1, 2007.  These expenses for the first three quarters of 2007 included a $13.5 million loss from refinancing certain credit agreements (see Note 12 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof for further information).  The gain on TMCT transactions in the third quarter of 2007 included an $8 million gain related to the redemption of the Company’s remaining interests in TMCT, LLC and TMCT II, LLC.  Other, net in the first three quarters of 2007 included an $18.1 million gain from the settlement of the Company’s Hurricane Katrina insurance claim.  The third quarter of 2007 included a favorable $91 million income tax expense adjustment related to the settlement of the Company’s Matthew Bender and Mosby income tax appeal (see Note 5 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof for further information).

The third quarter and first three quarters of 2006 included several non-operating items, summarized as follows:

	Third Quarter 2006			First Three Quarters 2006
(in millions, except per share data)	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS	Pretax Gain (Loss)	After-tax Gain (Loss)	Diluted EPS

Loss on change in fair values of derivatives and related investments	$(17.7)	$(10.8)	$(.04)	$(34.2)	$(20.9)	$(.07)
Gain on TMCT transactions	59.6	48.0	.19	59.6	48.0	.17
Gain on sales of investments	17.5	10.7	.04	20.8	12.7	.04
Other, net	4.1	4.6	.02	(3.1)	.2	–
Income tax adjustments	–	3.8	.02	–	.2	–
Total non-operating items	$63.5	$56.3	$.22	$43.1	$40.2	$.14

The 2006 third quarter and first three quarters changes in the fair value of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment.  In the third quarter of 2006, the $18 million non-cash pretax loss resulted primarily from a $29 million increase in the fair value of the derivative component of the Company’s PHONES, partially offset by a $12 million increase in the fair value of 16 million shares of Time Warner common stock.  In the first three quarters of 2006, the $34 million non-cash pretax loss resulted primarily from a $33 million increase in the fair value of the derivative component of the PHONES.

In the third quarter of 2006, the Company recorded a pretax gain of $60 million as a result of a restructuring of its investments in TMCT, LLC and TMCT II, LLC.  For further information pertaining to the restructuring, see Note 7 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2006.  Also in the third quarter of 2006, the Company sold 2.8 million shares of Time Warner common stock unrelated to PHONES for net proceeds of $46 million and recorded a pretax gain on sale of $19 million.  In addition, the Company recorded a favorable $4 million income tax expense adjustment as a result of resolving certain state income tax issues.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues.  Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues.  Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season.  Results for the 2007 and 2006 third quarters reflect these seasonal patterns.  Unless otherwise stated, the Company’s discussion of its results of operations relates to continuing operations, and therefore excludes Recycler, Hoy, New York, SCNI, WATL-TV, Atlanta, WCWN-TV, Albany, and WLVI-TV, Boston.  See the discussion under “Publishing Discontinued Operations” and “Broadcasting and Entertainment Discontinued Operations” contained in this Item 2 for further information on the results from discontinued operations.

CONSOLIDATED

The Company’s consolidated operating results for the third quarters and first three quarters of 2007 and 2006 are shown in the table below:

	Third Quarter				First Three Quarters
(in millions, except per share data)	2007	2006	Change		2007	2006	Change

Operating revenues	$1,277	$1,332	-	4%	$3,794	$3,995	-	5%

Operating profit (1)	$229	$238	-	4%	$607	$760	-	20%

Net income on equity investments	$27	$19	+	42%	$68	$51	+	32%

Income from continuing operations	$86	$165	-	48%	$133	$428	-	69%

Income (loss) from discontinued operations, net of tax	$67	$(1)		*	$33	$(73)		*

Net income	$153	$164	-	7%	$166	$355	-	53%

Diluted earnings per share:
Continuing operations	$.69	$.65	+	6%	$.70	$1.47	-	52%
Discontinued operations	.53	–		*	.17	(.25)		*
Net income	$1.22	$.65	+	88%	$.88	$1.22	-	28%

(1)	Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

* Not meaningful

Earnings Per Share (“EPS”) – Diluted EPS for the third quarter of 2007 was $1.22, compared to $.65 in 2006, and for the first three quarters of 2007 was $.88, compared to $1.22 in 2006.  Diluted EPS from continuing operations for the 2007 third quarter was $.69, compared to $.65 in 2006.  The 2007 third quarter results from continuing operations included a net non-operating gain of $.33 per diluted share and a severance charge of $.02 per diluted share.  The 2006 third quarter results from continuing operations included a net non-operating gain of $.22 per diluted share.  Diluted EPS from continuing operations for the first three quarters of 2007 was $.70, compared to $1.47 in 2006.  The 2007 first three quarters results from continuing operations included a net non-operating loss of $.24 per diluted share, a severance charge of $.10 per diluted share and a charge of $.08 per diluted share for the write-off of Los Angeles Times plant equipment related to the previously closed San Fernando Valley facility.  The 2006 first three quarters results from continuing operations included a non-operating gain of $.14 per diluted share, a charge of $.04 per diluted share for severance and other payments associated with the new union contracts at Newsday, a gain of $.01 per diluted share related to real property sales at publishing and a gain of $.01 per diluted share related to the Company’s share of a one-time favorable income tax adjustment recorded at CareerBuilder.

Diluted EPS from discontinued operations was $.53 for the third quarter of 2007 and $.17 for the first three quarters of 2007.  The Company incurred a loss from discontinued operations of $.25 per diluted share in the first three quarters of 2006.

Operating Revenues and Profit – The Company’s consolidated operating revenues, depreciation and amortization expense, and operating profit by business segment for the third quarters and first three quarters of 2007 and 2006 were as follows:

	Third Quarter				First Three Quarters
(in millions)	2007	2006	Change		2007	2006	Change

Operating revenues
Publishing	$871	$940	-	7%	$2,712	$2,926	-	7%
Broadcasting and entertainment	406	392	+	3%	1,082	1,069	+	1%
Total operating revenues	$1,277	$1,332	-	4%	$3,794	$3,995	-	5%

Depreciation and amortization expense
Publishing	$43	$43		-	$132	$127	+	4%
Broadcasting and entertainment	13	14	-	6%	38	38	+	1%
Corporate	–	–	-	23%	1	1	-	20%
Total depreciation and amortization expense	$56	$57	-	1%	$171	$166	+	3%

Operating profit (loss) (1)
Publishing	$123	$144	-	15%	$365	$522	-	30%
Broadcasting and entertainment	118	108	+	9%	287	286		-
Corporate expenses	(12)	(14)	+	17%	(45)	(48)	+	7%
Total operating profit	$229	$238	-	4%	$607	$760	-	20%

(1) Operating profit for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Consolidated operating revenues for the 2007 third quarter fell 4% to $1.28 billion from $1.33 billion in 2006, and for the first three quarters of 2007 decreased 5% to $3.79 billion from $4.00 billion.  These declines were due to decreases in publishing revenues, partially offset by an increase in broadcasting and entertainment revenues.

Consolidated operating profit decreased 4%, or $9 million, in the 2007 third quarter and decreased 20%, or $153 million, in the first three quarters of 2007.  Publishing operating profit decreased 15%, or $21 million, in the 2007 third quarter and 30%, or $157 million, in the first three quarters of 2007.  Publishing operating profit in the third quarter of 2007 included a severance charge of $3 million.  Publishing operating profit in the first three quarters of 2007 included a severance charge of $29 million and a charge of $24 million for the write-off of Los

Angeles Times plant equipment related to the previously closed San Fernando Valley facility.  Publishing operating profit in the 2006 third quarter and the first three quarters of 2006 included $2 million of severance charges.  Publishing operating profit in the first three quarters of 2006 included a $20 million charge related to new union contracts at Newsday and a $3 million gain on real property sales.  Broadcasting and entertainment operating profit was up 9%, or $10 million, in the 2007 third quarter primarily due to higher cable copyright royalties, partially offset by a decrease in television advertising revenues.  Broadcasting and entertainment operating profit was up $1 million in the first three quarters of 2007.

Operating Expenses – Consolidated operating expenses for the third quarters and first three quarters of 2007 and 2006 were as follows:

	Third Quarter				First Three Quarters
(in millions)	2007	2006	Change		2007	2006	Change

Cost of sales (exclusive of items shown below)	$656	$690	-	5%	$1,933	$2,012	-	4%
Selling, general and administrative	336	347	-	3%	1,083	1,057	+	2%
Depreciation and amortization	56	57	-	1%	171	166	+	3%
Total operating expenses	$1,048	$1,094	-	4%	$3,187	$3,235	-	1%

Cost of sales decreased 5%, or $34 million, in the 2007 third quarter and decreased 4%, or $79 million, in the first three quarters of 2007.  Compensation expense decreased 2%, or $5 million, in the 2007 third quarter and 2%, or $14 million, in the first three quarters of 2007 primarily due to the impact of position eliminations.  Newsprint and ink expense decreased 20%, or $24 million, in the 2007 third quarter as a result of a 10% drop in consumption and a 13% decline in average newsprint cost per ton.  Newsprint and ink expense decreased 15%, or $55 million, in the first three quarters of 2007 as a result of a 10% drop in consumption and a 7% decline in average newsprint cost per ton.  Programming expense decreased 3%, or $2 million, in the 2007 third quarter and decreased 4%, or $10 million, in the first three quarters of 2007 due to lower broadcast rights amortization.

Selling, general and administrative (“SG&A”) expenses were down 3%, or $11 million, in the 2007 third quarter primarily due to a decrease in compensation expense of 9%, or $16 million, partially offset by an increase in promotion expenses.  Compensation expense in the 2007 and 2006 third quarters included severance charges of $3 million and $2 million, respectively.  SG&A expenses in the first three quarters of 2007 increased 2%, or $26 million, primarily due to a $24 million charge for the write-off of Los Angeles Times plant equipment related to the previously closed San Fernando Valley facility.  Compensation expense decreased 2%, or $11 million, in the first three quarters of 2007.  Compensation expense included a $32 million severance charge in the first three quarters of 2007 and a charge of $20 million for severance and other payments associated with new union contracts at Newsday and $2 million of other severance charges in the first three quarters of 2006.  Outside service expense increased 8%, or $7 million, in the first three quarters of 2007 due to higher outside printing costs.  SG&A expense for the first three quarters of 2006 also included a $3 million gain on real property sales at publishing.

Depreciation and amortization expense decreased 1%, or $1 million, in the 2007 third quarter and increased 3%, or $5 million, in the first three quarters of 2007.

PUBLISHING

Operating Revenues and Profit – The following table presents publishing operating revenues, operating expenses and operating profit for the third quarters and first three quarters of 2007 and 2006.  References in this discussion to individual daily newspapers include their related businesses.

	Third Quarter				First Three Quarters
(in millions)	2007	2006	Change		2007	2006	Change

Operating revenues	$871	$940	-	7%	$2,712	$2,926	-	7%

Operating expenses	748	796	-	6%	2,347	2,404	-	2%

Operating profit (1)	$123	$144	-	15%	$365	$522	-	30%

(1) Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Publishing operating revenues decreased 7%, or $69 million, in the 2007 third quarter and 7%, or $214 million, in the first three quarters of 2007.  The largest declines were at Los Angeles, South Florida, Orlando, Chicago and Newsday.

Operating profit for the 2007 third quarter decreased 15%, or $21 million, and for the first three quarters of 2007 declined 30%, or $157 million.  Operating expenses for the 2007 third quarter and first three quarters included severance charges of $3 million and $29 million, respectively.  Operating expenses for the first three quarters of 2007 also included a charge of $24 million for the write-off of Los Angeles Times plant equipment related to the previously closed San Fernando Valley facility.  Operating expenses for the 2006 third quarter included $2 million of severance charges and a $.7 million gain on a real property sale.  Operating expenses for the first three quarters of 2006 included a $20 million charge for severance and other payments associated with new union contracts at Newsday, $2 million of other severance charges and a $3 million gain on real property sales.  All other expenses in the 2007 third quarter and first three quarters were down $50 million and $91 million, respectively, primarily due to lower newsprint and compensation expenses.

Publishing operating revenues, by classification, for the third quarters and first three quarters of 2007 and 2006 were as follows:

	Third Quarter				First Three Quarters
(in millions)	2007	2006	Change		2007	2006	Change
Advertising
Retail	$284	$303	-	6%	$889	$927	-	4%
National	160	156	+	2%	494	513	-	4%
Classified	230	282	-	18%	733	878	-	17%
Total advertising	674	741	-	9%	2,116	2,318	-	9%
Circulation	129	136	-	5%	396	419	-	6%
Other	68	63	+	8%	200	189	+	6%
Total revenues	$871	$940	-	7%	$2,712	$2,926	-	7%

Total advertising revenues were down 9%, or $67 million, in the 2007 third quarter and 9%, or $202 million, in the first three quarters of 2007.  Retail advertising revenues were down 6%, or $19 million, in the third quarter and 4%, or $38 million, in the first three quarters as declines in the department stores, furniture/home furnishings and electronics categories were partially offset by an increase in the health care, restaurants and apparel/fashion categories.  Preprint revenues, which are primarily included in retail advertising, decreased 1%, or $2 million, in the 2007 third quarter and 2%, or $7 million, in the first three quarters of 2007.  The largest declines for the third quarter and first three quarters of 2007 were at Newsday and South Florida, partially offset by an increase at Los Angeles.  National advertising revenues increased 2%, or $4 million, in the third quarter as increases in the movies and financial categories were partially offset by a decrease in the automotive category.

National advertising revenues decreased 4%, or $19 million, in the first three quarters of 2007 as decreases in the auto, technology and financial categories were partially offset by increases in the movies and telecom categories.  Classified advertising revenues decreased 18%, or $52 million, in the 2007 third quarter and 17%, or $145 million, in the first three quarters of 2007.  The decrease for the third quarter was due to a 26% decline in real estate, a 19% decrease in help wanted and a 10% reduction in auto advertising.  The decrease in the first three quarters was due to a 21% decline in real estate, a 16% decrease in help wanted and a 13% decline in auto advertising.  Interactive revenues, which are included in the above categories, were up 9%, or $5 million, in the third quarter of 2007 and up 14%, or $24 million, in the first three quarters of 2007 mainly due to strength in classified auto and real estate categories, along with retail and national.

Advertising volume for the third quarters and first three quarters of 2007 and 2006 were as follows:

	Third Quarter				First Three Quarters
Inches (in thousands)	2007	2006	Change		2007	2006	Change

Full run
Retail	1,209	1,261	-	4%	3,752	3,811	-	2%
National	668	692	-	3%	2,013	2,252	-	11%
Classified	1,978	2,282	-	13%	6,085	7,239	-	16%
Total full run	3,855	4,235	-	9%	11,850	13,302	-	11%
Part run	4,467	5,218	-	14%	13,913	15,767	-	12%
Total inches	8,322	9,453	-	12%	25,763	29,069	-	11%

Preprint pieces (in millions)	3,364	3,441	-	2%	10,408	10,365		–

Full run advertising inches decreased 9% in the third quarter of 2007 and 11% in the first three quarters of 2007 due primarily to a decline in the classified advertising category of 13% in the third quarter and 16% in the first three quarters.  Full run retail advertising inches decreased 4% in the third quarter and 2% in the first three quarters primarily due to declines at Los Angeles, Allentown, Baltimore, and Hartford, partially offset by increases at South Florida and Chicago.  Full run national advertising inches decreased 3% in the third quarter primarily due to declines at Baltimore, Orlando and South Florida, partially offset by an increase at Los Angeles.  Full run national advertising inches decreased 11% in the first three quarters with the largest declines at South Florida, Los Angeles, Chicago and Baltimore.  Full run classified advertising inches declined 13% in the third quarter and 16% in the first three quarters primarily due to decreases at Orlando, Baltimore and South Florida.  Part run advertising inches decreased 14% in the third quarter due to declines at South Florida, Chicago and Los Angeles and 12% in the first three quarters due to declines at South Florida, Chicago and Newsday.  Preprint advertising pieces decreased 2% in the third quarter due primarily to decreases at Los Angeles, Newsday and South Florida, partially offset by an increase at Chicago.  Preprint advertising pieces were flat in the first three quarters as improvements at Los Angeles and Orlando were offset by decreases at South Florida, Chicago and Newsday.

Circulation revenues were down 5%, or $7 million, in the third quarter, and 6%, or $23 million, in the first three quarters of 2007 due to selective discounting and a decline in total net paid circulation copies for both daily and Sunday.  The largest revenue declines in the third quarter and first three quarters of 2007 were at Los Angeles, Newsday and Chicago.  Total net paid circulation for the third quarter and first three quarters of 2007 averaged 2.7 million and 2.8 million copies daily (Mon-Fri), respectively, down 3% from the prior year.  Total net paid circulation for both the third quarter and first three quarters of 2007 averaged 4.0 million copies Sunday, representing a decline of 4% from the prior year.  Individually paid circulation (home delivery plus single copy) in the third quarter and first three quarters of 2007 was down 3% and 2%, respectively, for daily and down 4% and 3%, respectively, for Sunday.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities.  Other revenues increased 8%, or $5 million, in the third quarter and 6%, or $11 million, in the first three quarters of 2007.

Operating Expenses– Operating expenses for the third quarters and first three quarters of 2007 and 2006 were as follows:

	Third Quarter				First Three Quarters
(in millions)	2007	2006	Change		2007	2006	Change

Compensation (1)	$305	$325	-	6%	$965	$1,001	-	4%
Newsprint and ink	96	120	-	20%	314	369	-	15%
Circulation distribution	116	116		-	352	346	+	2%
Outside Services	77	77		-	231	226	+	2%
Promotion	28	25	+	11%	74	74		-
Depreciation and amortization	43	43		-	132	127	+	4%
Other (2)	83	90	-	7%	279	261	+	7%
Total operating expenses	$748	$796	-	6%	$2,347	$2,404	-	2%

(1)
Compensation for the third quarter and first three quarters of 2007 included severance charges of $3 million and $30 million, respectively.  Compensation for the first three quarters of 2006 included a $20 million charge related to new union contracts at Newsday and $2 million of other severance charges.

(2)
Other expenses for the first three quarters of 2007 included a charge of $24 million for the write-off of Los Angeles Times plant equipment related to the previously closed San Fernando Valley facility.

Publishing operating expenses decreased 6%, or $48 million, in the 2007 third quarter and declined 2%, or $57 million, in the first three quarters of 2007.  Compensation expense decreased 6%, or $20 million, in the 2007 third quarter and 4%, or $36 million, in the first three quarters of 2007 primarily due to the impact of position eliminations.  Newsprint and ink expense decreased 20%, or $24 million, in the 2007 third quarter as a result of a 10% drop in consumption and a 13% decline in average newsprint cost per ton.  Newsprint and ink expense decreased 15%, or $55 million, in the first three quarters of 2007 as a result of a 10% drop in consumption and a 7% decline in average newsprint cost per ton.  Circulation distribution expense was flat in the 2007 third quarter and increased 2%, or $6 million, in the first three quarters of 2007 due to higher mailed preprint advertising postage expenses resulting from higher postage rates and increased volume.  Outside services expense was flat in the 2007 third quarter and up 2%, or $5 million, in the first three quarters of 2007 largely due to higher outside printing costs.  Promotion expense increased 11%, or $3 million, in the 2007 third quarter due to timing of various promotional events.  Promotion expense was flat in the first three quarters of 2007.  Depreciation and amortization expense was flat in the 2007 third quarter and increased 4%, or $5 million, in the 2007 first three quarters.  Other expenses decreased 7%, or $7 million, in the 2007 third quarter due to the Company’s efforts to reduce costs.  Other expenses increased 7%, or $18 million, in the first three quarters of 2007 primarily due to a charge of $24 million for the write-off of Los Angeles Times plant equipment related to the previously closed San Fernando Valley facility, partially offset by cost reductions.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit – The following table presents broadcasting and entertainment operating revenues, operating expenses and operating profit for the third quarters and first three quarters of 2007 and 2006.  Entertainment includes Tribune Entertainment and the Chicago Cubs.

	Third Quarter				First Three Quarters
(in millions)	2007	2006	Change		2007	2006	Change

Operating revenues
Television	$288	$277	+	4%	$840	$852	-	2%
Radio/entertainment	118	115	+	2%	242	217	+	12%
Total operating revenues	$406	$392	+	3%	$1,082	$1,069	+	1%

Operating expenses
Television	$201	$203	-	1%	$597	$602	-	1%
Radio/entertainment	87	81	+	7%	198	181	+	9%
Total operating expenses	$288	$284	+	1%	$795	$783	+	1%

Operating profit (1)
Television	$87	$74	+	18%	$243	$250	-	3%
Radio/entertainment	31	34	-	9%	44	36	+	25%
Total operating profit	$118	$108	+	9%	$287	$286		–

(1)  Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Broadcasting and entertainment operating revenues were up 3%, or $13 million, in the 2007 third quarter, and 1%, or $12 million, in the first three quarters of 2007.  Television revenues increased 4%, or $11 million, in the 2007 third quarter primarily due to an additional $18 million of cable copyright royalties, partially offset by lower advertising revenues.  The additional cable copyright royalties related to WGN-TV, Chicago copyrighted programming aired in prior years on SuperStation WGN and distributed on national cable and satellite systems.  Television revenues decreased 2%, or $12 million, in the first three quarters of 2007 primarily due to lower advertising revenues, partially offset by the additional cable copyright royalties.  The declines in advertising revenues were due to a continuing uneven advertising environment, primarily driven by weakness in the movies and automotive categories, as well as the absence of political advertising, partially offset by gains in the telecom and food/packaged good categories.  Radio/entertainment revenues were up 2%, or $3 million, in the 2007 third quarter and up 12%, or $25 million, in the first three quarters of 2007 as higher revenues for the Chicago Cubs and Tribune Entertainment were partially offset by lower revenues at WGN Radio.

Operating profit for broadcasting and entertainment was up 9%, or $10 million, in the 2007 third quarter and increased $1 million in the first three quarters of 2007.  Television operating profit increased 18%, or $13 million, in the 2007 third quarter primarily due to higher operating revenues.  Television operating profit decreased 3%, or $7 million, in the first three quarters of 2007 due to lower operating revenues, partially offset by a decrease in programming expenses.  Radio/entertainment operating profit decreased 9%, or $3 million, in the 2007 third quarter and increased 25%, or $8 million, in the first three quarters of 2007.  The decrease in the third quarter was primarily due to higher player costs and three fewer home games at the Chicago Cubs.  The increase in the first three quarters was primarily due to higher revenues at the Chicago Cubs.

Operating Expenses – Operating expenses for the third quarters and first three quarters of 2007 and 2006 were as follows:

	Third Quarter				First Three Quarters
(in millions)	2007	2006	Change		2007	2006	Change

Compensation	$135	$133	+	2%	$346	$330	+	5%
Programming	83	85	-	3%	247	257	-	4%
Depreciation and amortization	13	14	-	6%	38	38	+	1%
Other	57	52	+	9%	164	158	+	3%
Total operating expenses	$288	$284	+	1%	$795	$783	+	1%

Broadcasting and entertainment operating expenses increased 1%, or $4 million, in the 2007 third quarter and increased 1%, or $12 million, in the 2007 first three quarters.  Compensation expense increased 2%, or $2 million, in the 2007 third quarter and 5%, or $16 million, in the first three quarters of 2007 due primarily to higher expenses at the Chicago Cubs.  Programming expense decreased 3%, or $2 million, in the 2007 third quarter and decreased 4%, or $10 million, in the 2007 first three quarters due to lower broadcast rights amortization.  Depreciation and amortization expense decreased 6% in the 2007 third quarter and increased 1% in the 2007 first three quarters.  Other cash expenses increased 9%, or $5 million, in the 2007 third quarter and increased 3%, or $6 million, in the first three quarters of 2007 primarily due to an increase in promotion expense.

CORPORATE EXPENSES

Corporate expenses decreased 17%, or $2 million, in the 2007 third quarter and 7%, or $3 million, in the 2007 first three quarters primarily due to lower compensation expense.  Corporate expenses in the first three quarters of 2007 included a charge of $3 million for the elimination of approximately 10 positions.

EQUITY RESULTS

Net income on equity investments increased $8 million to $27 million in the 2007 third quarter, and increased $17 million to $68 million in the 2007 first three quarters.  The increase in the 2007 third quarter primarily reflected higher equity income for Comcast SportsNet Chicago and CareerBuilder.  The increase in the 2007 first three quarters was primarily due to improvements at CareerBuilder, TV Food Network, Comcast SportsNet Chicago and Classified Ventures.  The 2006 first three quarters included the Company’s $6 million share of a one-time favorable income tax adjustment at CareerBuilder.

INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE, AND INCOME TAXES

Interest and dividend income for the 2007 third quarter was flat at $5 million and for the 2007 first three quarters increased $3 million to $12 million due to higher average cash balances, higher interest rates and an increase in Time Warner dividend income.  Interest expense for the 2007 third quarter increased $102 million to $187 million and for the 2007 first three quarters increased $206 million to $386 million due to higher debt levels and interest rates.  Debt, excluding the PHONES, was $8.7 billion at the end of the 2007 third quarter, compared with $4.7 billion at the end of the 2006 third quarter.  The increase was primarily due to financing the stock repurchases in the second quarter of 2007.

The effective tax rates on income from continuing operations for the third quarter and first three quarters of 2007 and 2006 were affected by certain non-operating items that are not deductible for tax purposes and income tax settlement adjustments, which include the 2007 Matthew Bender/Mosby adjustment.  See Note 9 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof for a summary of non-operating items.  Excluding all non-operating items, the effective tax rate on income from continuing operations in the third quarter and first three quarters of 2007 was 40.5% and 41.0%, respectively, compared with 38.4% and 36.1% in the third quarter and first three quarters of 2006, respectively.

DISCONTINUED OPERATIONS

Publishing Discontinued Operations – During the third quarter of 2007, the Company began actively pursuing the sale of the stock of Recycler to Target Media Partners.  Recycler publishes a collection of free classified newspapers in Southern California.  The sale of Recycler closed on Oct. 17, 2007.  The Company recorded a pretax loss on the sale of Recycler of $1 million in the third quarter of 2007.  Due to the Company’s high tax basis in the Recycler stock, the sale will generate a significantly higher capital loss for income tax purposes.  As a result, the Company recorded a $65 million income tax benefit in the third quarter of 2007, resulting in an after-tax gain of $64 million.  On Feb. 12, 2007, the Company announced an agreement to sell Hoy, New York to ImpreMedia, LLC.  The Company completed the sale of Hoy, New York on May 15, 2007 and recorded a pretax gain on the sale of $2.5 million ($.1 million after taxes) in the second quarter of 2007.  On March 6, 2007, the Company announced an agreement to sell SCNI to Gannett.  On May 25, 2007, the Company announced the termination of this agreement following an arbitrator’s ruling that the Company could not sell SCNI unless Gannett assumed an existing collective bargaining contract as a condition of the sale, which Gannett declined to do.  The Company simultaneously announced that it would immediately begin the process of soliciting offers for SCNI with the intention of completing a sale as soon as possible.  On Oct. 25, 2007, the Company announced an agreement to sell SCNI to Hearst Corporation for $62.4 million.  The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greenwich, Connecticut, which the Company plans to sell separately.  In the first quarter of 2007, the Company recorded a pretax loss of $19 million ($33 million after taxes) to write down the net assets of SCNI to estimated fair value, less costs to sell.  In the third quarter of 2007, the Company recorded a favorable $2.8 million after-tax adjustment to the loss on the sale of SCNI.

These businesses are considered components of the Company’s publishing segment as their operations and cash flows can be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.  The operations and cash flows of these businesses will be eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations.  Accordingly, the results of operations in 2007 for each of these businesses are reported as discontinued operations in the unaudited condensed consolidated statements of operations.  Prior year unaudited condensed consolidated statements of operations have been reclassified to conform to the current year presentation of discontinued operations.  In addition, identified assets and liabilities of Recycler and SCNI, including the SCNI real estate in Stamford and Greenwich, Connecticut, are classified as held for sale and are presented separately in the Sept. 30, 2007 unaudited condensed consolidated balance sheet.

Broadcasting and Entertainment Discontinued Operations – On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta to Gannett for $180 million.  The sale closed in August 2006.  On June 19, 2006, the Company announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston, to Sunbeam Television Corp. for $113.7 million.  These transactions closed in December 2006.  In the second quarter of 2006, the Company recorded a pretax loss totaling $90 million ($78 million after taxes) to write down the net assets of WATL-TV, Atlanta and WCWN-TV, Albany to estimated fair value, less costs to sell.  The Company subsequently reduced the estimated after-tax loss on the sales during the third quarter of 2006 by $.5 million to reflect adjustments to the estimated loss on the sale of the Atlanta station.

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

Summarized Financial Information – Selected financial information related to discontinued operations is summarized as follows:

	Third Quarter		First Three Quarters
(in thousands, except per share data)	2007	2006	2007	2006

Operating revenues	$13,838	$30,741	$45,422	$108,898

Operating profit (loss)	$220	$(2,456)	$(1,618)	$7,761

Gain (loss) on sales of discontinued operations	(3,021)	799	(20,025)	(89,256)
Income (loss) from discontinued operations before income taxes	(2,801)	(1,657)	(21,643)	(81,495)
Income taxes (1)	69,751	698	54,439	8,638
Income (loss) from discontinued operations, net of tax	$66,950	$(959)	$32,796	$(72,857)

Income (loss) from discontinued operations per share:
Basic	$.57	$–	$.17	$(.26)
Diluted	$.53	$–	$.17	$(.25)

(1) The Company recorded an income tax benefit of $70 million related to a pretax loss of $3 million in the third quarter of 2007 and an income tax benefit of $54 million related to a pretax loss of $22 million in the first three quarters of 2007.  Due to the Company’s high tax basis in the Recycler stock, the sale of Recycler will generate a significantly higher capital loss for income tax purposes.  As a result, the Company recorded a $65 million income tax benefit in the third quarter of 2007, resulting in an after-tax gain of $64 million on the sale of Recycler.  The pretax loss in the first three quarters of 2007 also included $48 million of allocated newspaper group goodwill, most of which is not deductible for income tax purposes.  Similarly, income taxes for the first three quarters of 2006 included an income tax benefit of only $12 million related to the $89 million pretax loss on sales of discontinued operations.  The pretax loss for the first three quarters of 2006 included $80 million of allocated television group goodwill, most of which is not tax deductible.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity.  Net cash provided by operations in the first three quarters of 2007 was $447 million, down 28% from $624 million in 2006 primarily due to lower operating profit and higher interest expense.  The Company expects to fund capital expenditures and other operating requirements with net cash provided by operations.  Funding required for acquisitions and investments is financed by available cash flow from operations, borrowings under the Company’s Credit Agreement and, if necessary, by the issuance of additional debt and proceeds from the issuance of stock related to stock option exercises, in each case, subject to the terms of the Credit Agreement and the Second Step Commitment Letter.

Net cash used for investments totaled $11 million in the first three quarters of 2007, compared with $90 million in the first three quarters of 2006.  The Company spent $85 million for capital expenditures and $22 million in cash for acquisitions and investments in the first three quarters of 2007.  The Company received $96 million in proceeds from the sale of certain subsidiaries, intangibles and investments in the first three quarters of 2007.

Net cash used for financing activities was $165 million in the first three quarters of 2007.  The Company borrowed $7.015 billion under its First Step Credit Facilities and used the proceeds to repurchase 126 million shares of the Company’s common stock for $4.3 billion and to repay $1.5 billion of borrowings under the Company’s five-year term loan and $1.4 billion of borrowings under the Company’s bridge credit facility.  The Company paid $134 million of debt issuance costs related to borrowings under the First Step Credit Facilities.  The Company also issued an unsecured $200 million subordinated exchangeable promissory note to the Zell Entity and repaid $100 million of the borrowings under the Tranche X facility and $97 million of commercial paper.  Net proceeds from the sales of common stock to employees totaled $73 million and proceeds from the sale of common stock to the Zell Entity totaled $50 million, while dividends on common stock, which were paid in the first quarter of 2007, totaled $43 million.  In connection with the announcement on April 2, 2007 of the Leveraged ESOP Transactions, the Company suspended the payment of quarterly dividends on its common stock.  See the “Significant Events” section in this Item 2 for additional information regarding the Leveraged ESOP Transactions and the Credit Agreement and for definitions of capitalized terms used in this discussion.

As of Sept. 30, 2007, the Company’s corporate credit ratings were as follows: “B+” by Standard & Poor’s Rating Services (“S&P”), “Ba3” by Moody’s Investor Service (“Moody’s”), “B+” by Fitch Ratings (“Fitch”) and “B” by Dominion Bond Rating Service (“Dominion”).  Following the consummation of the Merger, S&P has indicated it will lower the Company’s corporate rating to “B” with a negative outlook.  Moody’s issued a research update stating that, pending the consummation of the Merger, the Company’s Corporate Family Rating would remain “Ba3” with the rating under review for a possible downgrade.  Following the consummation of the Merger, Moody’s has indicated that it will lower the Company’s Corporate Family Rating to “B2” with a stable outlook.  Fitch has also announced that following the consummation of the Merger, it would expect to further downgrade the Company’s corporate issuer default rating to “B-”.  Dominion has the Company under review with negative implications.

In addition to the First Step Credit Facilities, the Company also entered into an additional commitment letter on April 1, 2007, which was amended and restated on April 5, 2007 (as amended and restated, the “Second Step Commitment Letter”) with respect to a $2.105 billion incremental term loan facility which will be included in the First Step Credit Facilities (the “Incremental Facility”) and a $2.1 billion senior unsecured bridge facility (the “Senior Bridge Facility”).  The Company may issue $2.1 billion of senior notes or senior subordinated notes in lieu of drawing under the Senior Bridge Facility or to refinance the Senior Bridge Facility at a later date. The proceeds from the borrowings or issuances contemplated by the Second Step Commitment Letter will in all cases be used by the Company, among other ways, in connection with the consummation of the Merger Agreement.  The Credit Agreement permits the Company to borrow under the Incremental Facility, upon the satisfaction of certain conditions contained in the Credit Agreement and the Second Step Commitment Letter, including the consummation of the Merger on or before May 31, 2008.

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

Contractual Obligations – In the second quarter of 2007, the Company borrowed $7.015 billion under its First Step Credit Facilities and used the proceeds to repurchase 126 million shares of the Company’s common stock for $4.3 billion and to repay $1.5 billion of borrowings under the Company’s five-year term loan and $1.4 billion of borrowings under the Company’s bridge credit facility.  Outstanding borrowings under the First Step Credit Facilities at Sept. 30, 2007 included $5.501 billion related to the Tranche B Facility and $1.4 billion related to the Tranche X Facility.  See Note 12 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof for further information.  Also see the “Interest Rate Risk” section of Part 1, Item 3, hereof.

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

Information pertaining to the Company’s debt at Sept. 30, 2007 is shown in the table below (in thousands).

Maturiities	Fixed Rate Debt	Weighted Avg Interest Rate	Variable Rate Debt	Weighted Avg Interest Rate	Total Debt
2007(1)	$279,558	2.0%	$13,787	8.4%	$293,345
2008	264,401	5.6%	705,150	7.9%	969,551
2009(2)	43,082	7.7%	813,904	7.9%	856,986
2010(3)	451,358	4.9%	73,563	8.4%	524,921
2011	1,911	9.3%	55,150	8.4%	57,061
Thereafter(4), (5), (6)	1,378,522	4.7%	5,287,611	8.4%	6,666,133
Total at Sept. 30, 2007	$2,418,832		$6,949,165		$9,367,997
Fair Value at Sept. 30, 2007(7)	$2,185,792		$6,949,165		$9,134,957

(1)
Fixed rate debt includes $279 million related to the Company’s 2% PHONES which represents the cash exchange value of the PHONES on Sept. 30, 2007.  See Note 12 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof.

(2)
Variable rate debt includes $9 million related to an interest rate swap agreement through 2009 on $750 million of the variable rate borrowings effectively converting the variable rate to a fixed rate of 5.25%.

(3)
Variable rate debt includes $18 million related to an interest rate swap agreement through 2010 on $1.0 billion of the variable rate borrowings effectively converting the variable rate to a fixed rate of 5.29%.

(4)
Fixed rate debt includes $428 million related to the Company’s 2% PHONES, due 2029.  The Company may redeem the PHONES at any time for the greater of the principal value of the PHONES ($156.12 per PHONES at Sept. 30, 2007) or the then market value of two shares of Time Warner common stock, subject to certain adjustments.  Quarterly interest payments are made to the PHONES holders at an annual rate of 2% of the initial principal. The Company records both cash and non-cash interest expense on the discounted debt component of the PHONES.  See Note 12 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof.

(5)
Variable rate debt includes $21 million related to an interest rate swap agreement through 2012 on $750 million of the variable rate borrowings effectively converting the variable rate to a fixed rate of 5.39%.

(6)
Fixed rate debt includes $22 million related to an interest rate swap agreement on the $100 million 7.5% debentures due in 2023 effectively converting the fixed 7.5% rate to a variable rate based on LIBOR.

(7)
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

Variable Interest Rate Liabilities – As described in Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” on May 17, 2007, the Company entered into the First Step Credit Facilities.  In general, borrowings under the First Step Credit Facilities bear interest at a variable rate based on LIBOR plus a spread ranging from 2.50% to 3.00% based on the Company’s borrowing levels under these facilities.  As of Sept. 30, 2007, the Company had $6.901 billion of variable rate borrowings outstanding under these credit facilities.  At this borrowing level, and before consideration of the Company’s existing interest rate swap agreements, a hypothetical one percent increase in the underlying interest rates for the Company’s variable rate borrowings under these agreements would result in an additional $69.0 million of annual pretax interest expense. On July 3, 2007, the Company entered into Swap Documents, as defined in Note 12 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof.  The Swap Documents effectively convert $2.5 billion of the variable rate borrowings under the Credit Agreement to a weighted-average fixed rate of 5.31%.

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

The following analysis presents the hypothetical change at Sept. 30, 2007 in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price.  As of Sept. 30, 2007, the Company’s common stock investments in publicly traded companies consisted primarily of 237,790 shares of Time Warner common stock unrelated to PHONES (see discussion below in “Derivatives and Related Trading Securities”) and 3.4 million shares of AdStar, Inc.

	Valuation of Investments Assuming Indicated Decrease in Stock’s Price			Sept. 30, 2007	Valuation of Investments Assuming Indicated Increase in Stock’s Price
(in thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Common stock investments in public companies	$4,748	$5,426	$6,105	$6,783(1)	$7,461	$8,139	$8,818

(1)	Excludes 16 million shares of Time Warner common stock. See discussion below in “Derivatives and Related Trading Securities.”

During the last 12 quarters preceding Sept. 30, 2007, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in four of the quarters, by 20% or more in three of the quarters and by 30% or more in two of the quarters.

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

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or the principal value of the PHONES ($156.12 per PHONES at Sept. 30, 2007).  At Sept. 30, 2007, the PHONES carrying value was approximately $707 million.  Since the issuance of the PHONES in April 1999, changes in the fair value of the derivative component of the PHONES have partially offset changes in the fair value of the related Time Warner shares.  There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related Time Warner shares.

The following analysis presents the hypothetical change in the fair value of the Company’s 16 million shares of Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investment Assuming Indicated Decrease in Stock’s Price			Sept. 30, 2007	Valuation of Investment Assuming Indicated Increase in Stock’s Price
(in thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Time Warner common stock	$205,632	$235,008	$264,384	$293,760	$323,136	$352,512	$381,888

During the last 12 quarters preceding Sept. 30, 2007, market price movements have caused the fair value of the Company’s 16 million shares of Time Warner common stock to change by 10% or more in three of the quarters, by 20% or more in one of the quarters and by 30% or more in none of the quarters.

ITEM 4.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of Sept. 30, 2007.  Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended Sept. 30, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS.

The Company received a letter dated April 9, 2007, (1) stating that it was written on behalf of two hedge funds purporting to hold approximately 37% of the Company’s 8,000,000 PHONES Exchangeable Subordinated Debentures due 2029 (the “PHONES”), (2) purporting to give a “notice of default” that the Company has violated the “maintenance of properties” covenant in the indenture under which the PHONES were issued (the “PHONES Indenture”) and (3) informing the Company that failure to remedy such purported violation within 60 days of notice will result in an “event of default” under the PHONES Indenture (which could, if properly declared, result in an acceleration of principal and interest payable with respect to the PHONES). On April 27, 2007, the Company received a letter from the law firm purporting to represent the two hedge funds stating that the law firm also purported to represent a third hedge fund, which, together with the first two hedge funds, purported to hold 55% of the Company’s PHONES and reiterating the claims set forth in the April 9, 2007 letter.

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

On July 23, 2007, the Company received a letter from the law firm purporting to represent the hedge funds, purported to hold 70% of the Company’s PHONES, stating that the Company has breached Section 10.05 of the PHONES Indenture, such breach was continuing on the date of such letter, which was more than 60 days after the purported “notice of default” had been given, and that pursuant to Section 5.01(4) of the Indenture, an “event of default” under the PHONES Indenture had occurred and was continuing.  The July 23, 2007 letter further stated that the hedge funds were declaring the outstanding principal of $157 per share of all of the outstanding PHONES, together with all accrued but unpaid interest thereon to be due and payable immediately, and were demanding immediate payment of all such amounts.  On July 27, 2007, the Company sent a letter to the trustee under the PHONES Indenture and the law firm purporting to represent the three hedge funds rejecting the allegations made in such law firm’s July 23, 2007 letter and reiterating the Company’s position that the Company is not in default of Section 10.05 and that such hedge funds are not entitled under the PHONES Indenture to provide the purported notice of default.

On Aug. 10, 2007, the law firm purporting to represent the three hedge fund holders sent a letter to the trustee under the PHONES Indenture stating that the PHONES holders intended to institute proceedings to confirm the alleged covenant default and acceleration notice.  On Sept. 17, 2007, the Company received copies of default notices from Cede & Co., the record holder of the PHONES, on behalf of the three hedge fund holders.  These purported notices of default indicate that they were issued at the request of each of the hedge funds by Cede & Co., the holder of record for the notes beneficially owned by each of the hedge funds.  The letter stated that Tribune was required to remedy the purported default within 60 days of the date of the letter and that failure to do so would constitute an “Event of Default” under the PHONES Indenture.  To date, the trustee under the PHONES Indenture has not initiated any action on behalf of the PHONES holders.

The Company continues to believe that the hedge funds’ claims are without merit, that the Company remains in full compliance with Section 10.05 of the PHONES Indenture. The Company will enforce and defend vigorously its rights under the PHONES Indenture.

In addition, the information contained in Note 5, Note 6 and Note 14 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

The three risk factors presented below should be considered in addition to the risk factors disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2006 and replace and supersede the risk factors set forth in the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended July 1, 2007.  In addition, the risk factors presented below should be read in conjunction with the description of the Leveraged ESOP Transactions, and the definitions of capitalized terms utilized herein, provided in Note 3 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof.  There have been no other material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 31, 2006.

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

•
the inability to complete the Merger due to the failure to satisfy conditions to consummation of the Merger, including the inability to receive a satisfactory solvency opinion or the inability to obtain the approval of the Federal Communications Commission (“FCC”) or other regulatory approvals required by the Merger Agreement and the Zell Entity Purchase Agreement;

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

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS.

Stock Repurchase Program – In 2000, the Company’s Board of Directors authorized the Company to repurchase $2.5 billion of its common stock.  Through Dec. 25, 2005, the Company repurchased 56 million shares of its common stock at a cost of $2.3 billion under this authorization.  In December 2005, the Board of Directors authorized additional repurchases of $1 billion (inclusive of $160 million of remaining authority under the 2000 stock repurchase authorization).  In the first quarter of 2006, the Company repurchased an additional 5 million shares of its common stock at a cost of $138 million pursuant to this authorization.  As of Sept. 30, 2007, the Company may repurchase an additional $862 million of its common stock pursuant to this authorization.  On April 25, 2007, pursuant to the Board of Directors authorization given on April 1, 2007, the Company commenced a tender offer to repurchase up to 126 million shares of the Company’s common stock that were outstanding at a price of $34.00 per share.  On June 4, 2007, the Company repurchased 126 million shares for a total cost of $4.289 billion in connection with this tender offer, which expired on May 24, 2007.  The Credit Agreement, Merger Agreement, and Zell Entity Purchase Agreement contain certain restrictions on the Company’s ability to repurchase its common stock.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)	The Company held a special shareholders meeting on August 21, 2007.

(b)	No answer required

(c)
Proposal 1 involved (i) the adoption of the Agreement and Plan of Merger (the “Merger Agreement”) dated as of April 1, 2007, by and among Tribune Company, GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust, which forms a part of the Tribune Employee Stock Ownership Plan (the “ESOP”), Tesop Corporation, a Delaware corporation wholly owned by the ESOP (“Merger Sub”), and, for limited purposes, EGI-TRB, L.L.C., a Delaware limited liability company wholly owned by a trust established for the benefit of Sam Zell and his family, and (ii) the approval of the merger of Merger Sub into Tribune Company pursuant to the terms of the Merger Agreement.  The voting results were as follows:

Votes “For”	Votes “Against”	Votes “Abstained”	Broker Non-Votes
82,631,710	1,551,729	689,452	0

Proposal 2 involved the approval of the adjournment of the special meeting, if necessary or  appropriate, to solicit additional proxies if there were insufficient votes at the time of the special meeting to adopt the Merger Agreement and approve the Merger.  The voting results were as follows:

Votes “For”	Votes “Against”	Votes “Abstained”	Broker Non-Votes
78,115,253	5,850,639	905,767	1,232

(d)  Not applicable

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

TRIBUNE COMPANY (Registrant)

Date: November 2, 2007	/s/ R. Mark Mallory R. Mark Mallory Vice President and Controller (on behalf of the registrant and as Chief Accounting Officer)