Form 10-K
period 2007-12-30
TRIBUNE CO
filed 2008-03-20
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 30, 2007

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
Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large Accelerated Filer ☐   Accelerated Filer ☐   Non-Accelerated Filer ☒   Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Exchange Act Rule 12b-2).
Yes ☐ No ☒

Aggregate market value of the Company’s voting and non-voting common equity held by non-affiliates on June 29, 2007, based upon the closing price of the Company’s Common Stock as reported on the New York Stock Exchange Composite Transactions list for such date: approximately $3,480,700,000.

On December 20, 2007, each share of the Company’s common equity held by non-affiliates as of that date was cancelled and converted into the right to receive $34.00 per share in cash.  The Company’s Common Stock was also suspended from trading on the New York Stock Exchange on that date.

At March 20, 2008, there were 56,521,739 shares of the Company’s Common Stock ($.01 par value per share) outstanding, each of which were held by the Tribune Employee Stock Ownership Plan.

Item No.		Page
	Note 12: Fair Value of Financial Instruments	117
	Note 13: Commitments and Contingencies	117
	Note 14: Income Taxes	118
	Note 15: Pension and Other Postretirement Benefits	123
	Note 16: Capital Stock	127
	Note 17: Incentive Compensation and Stock Plans	129
	Note 18: Comprehensive Income	135
	Note 19: Business Segments	136
	2007 Quarterly Results (Unaudited)	139
	2006 Quarterly Results (Unaudited)	140
	Five Year Financial Summary	141
	Financial Statement Schedule for each of the three fiscal years in the period ended Dec. 30, 2007 Schedule II Valuation and Qualifying Accounts and Reserves	143
	Consolidated Financial Statements of Tribune Broadcasting Holdco, LLC and Subsidiaries	144
	Financial Statements of Tribune Finance, LLC	167
9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure	175
9A.	Controls and Procedures	175
9B.	Other Information	175

	PART III

10.	Directors, Executive Officers and Corporate Governance	175
11.	Executive Compensation	178
12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	201
13.	Certain Relationships and Related Transactions, and Director Independence	203
14.	Principal Accountant Fees and Services	206

	PART IV

15.	Exhibits and Financial Statement Schedules	207

	* * * * *

	Signatures	208
	Exhibit Index	209
	Consent of Independent Registered Public Accounting Firm	213
	Certifications of Chief Executive Officer and Chief Financial Officer	214

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

This Annual Report on Form 10-K (“Form 10-K”) contains certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements including, but not limited to, the items discussed in Item 1A, “Risk Factors.” Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: our ability to generate sufficient cash to service the significant debt levels and other financial obligations as a result of the Leveraged ESOP Transactions (as defined below); potential impacts to operations and liquidity as a result of restrictive covenants under our senior credit facilities; our dependency on dividends and distributions from our subsidiaries to make payments on our indebtedness; increased interest rate risk due to variable rate indebtedness; our ability to maintain subchapter S corporation status; changes in advertising demand, circulation levels and audience shares; regulatory and judicial rulings; availability and cost of broadcast rights; competition and other economic conditions; changes in newsprint prices; changes in accounting standards; adverse results from litigation, governmental investigations or tax related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments and divestitures; the Company’s reliance on third-party vendors for various services; and other events beyond the Company’s control that may result in unexpected adverse operating results.

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

Significant Events

Leveraged ESOP Transactions—On April 1, 2007, the Company’s board of directors (the “Board”), based on the recommendation of a special committee of the Board comprised entirely of independent directors, approved a series of transactions (collectively, the “Leveraged ESOP Transactions”) with a newly formed Tribune Employee Stock Ownership Plan (the “ESOP”), EGI-TRB, L.L.C., a Delaware limited liability company (the “Zell Entity”) wholly owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family), and Samuel Zell.  On Dec. 20, 2007, the Company completed the Leveraged ESOP Transactions which culminated in the cancellation of all issued and outstanding shares of the Company’s common stock as of that date, other than shares held by the Company or the ESOP, and the Company becoming wholly owned by the ESOP.

The Leveraged ESOP Transactions consisted of a series of transactions that included the following:

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

•                  On April 1, 2007, the ESOP purchased 8,928,571 shares of the Company’s common stock from the Company at a price of $28.00 per share. The ESOP paid for this purchase with a promissory note of the ESOP in favor of the Company in the principal amount of $250 million, to be repaid by the ESOP over the 30-year life of the loan through its use of annual contributions from the Company to the ESOP and/or distributions paid on the shares of the Company’s common stock held by the ESOP. Upon consummation of the Merger (as described below), the 8,928,571 shares of the Company’s common stock held by the ESOP were converted into 56,521,739 shares of common stock and represent the only outstanding shares of capital stock of the Company after the Merger. None of the shares held by the ESOP had been committed for release or allocated to employees at Dec. 30, 2007.

•                  On April 23, 2007, pursuant to a purchase agreement dated April 1, 2007 (the “Zell Entity Purchase Agreement”), the Zell Entity made an initial investment of $250 million in the Company in exchange for (1) 1,470,588 shares of the Company’s common stock at a price of $34.00 per share and (2) an unsecured subordinated exchangeable promissory note of the Company in the principal amount of $200 million, which the Company repaid immediately prior to the Merger (as described below).  Pursuant to the Zell Entity Purchase Agreement, on May 9, 2007, Mr. Zell was appointed as a member of the Board.

•                  On April 25, 2007, the Company commenced a tender offer to repurchase up to 126 million shares of the Company’s common stock that were then outstanding at a price of $34.00 per share in cash (the “Share Repurchase”). The tender offer expired on May 24, 2007 and 126 million shares of the Company’s common stock were repurchased and subsequently retired on June 4, 2007 utilizing proceeds from the Credit Agreement (as defined in the “New Credit Agreements” section below).

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

•                  On June 4, 2007, the Chandler Trusts entered into an underwriting agreement with Goldman, Sachs & Co. (“Goldman Sachs”) and the Company, pursuant to which the Chandler Trusts agreed to sell an aggregate of 20,351,954 shares of the Company’s common stock, which represented the remainder of the shares of the Company’s common stock owned by them following the Share Repurchase, through a block trade underwritten by Goldman Sachs. The shares were offered pursuant to the shelf registration statement filed by the Company on April 25, 2007. Following the closing of this transaction, the Chandler Trusts no longer owned any shares of the Company’s common stock. On June 4, 2007, Jeffrey Chandler, Roger Goodan and William Stinehart, Jr. resigned as members of the Board. Messrs. Chandler, Goodan and Stinehart served on the Board as representatives of the Chandler Trusts, which agreed to cause the resignations of Messrs. Chandler, Goodan and Stinehart effective upon the consummation of the Share Repurchase.

•                  On Dec. 20, 2007, the Company completed its merger with Merger Sub, with the Company surviving the Merger. Pursuant to the terms of the Merger Agreement, each share of common stock of the Company, par value $0.01 per share, issued and outstanding immediately prior to the Merger, other than shares held by the Company, the ESOP or Merger Sub immediately prior to the Merger (in each case, other than shares held on behalf of third parties) and shares held by shareholders who validly exercised appraisal rights, was cancelled and automatically converted into the right to receive $34.00, without interest and less any applicable withholding taxes, and the Company became wholly owned by the ESOP.

•                  In the Merger, the Zell Entity received cash for the shares of the Company’s common stock it had acquired pursuant to the Zell Entity Purchase Agreement and the Company repaid the exchangeable promissory note held by the Zell Entity including approximately $6 million of accrued interest. In addition, the Company paid to the Zell Entity a total of $5 million in legal fee reimbursements, of which $2.5 million was previously paid following the Share Repurchase described above.  Following the consummation of the Merger, the Zell Entity purchased from the Company, for an aggregate of $315 million, a $225 million subordinated promissory note and a 15-year warrant.  For accounting purposes, the subordinated promissory note and 15-year warrant were recorded at fair value based on the relative fair value method.  The warrant entitles the Zell Entity to purchase 43,478,261 shares of the Company’s common stock (subject to adjustment), which represents approximately 40% of the economic equity interest in the Company following the Merger (on a fully-diluted basis, including after giving effect to share equivalents granted under a new management equity incentive plan which is described in Note 17 to the consolidated financial statements in Item 8). The warrant has an initial aggregate exercise price of $500 million, increasing by $10 million per year for the first 10 years of the warrant, for a maximum aggregate exercise price of $600 million (subject to adjustment).  Thereafter, the Zell Entity assigned minority interests in the subordinated promissory note and the warrant to certain permitted assignees.  See Part III, Items 12 and 13, hereof for further information on the assignment of the minority interests in the subordinated promissory note and the warrant.

•                  On Dec. 20, 2007, the Company notified the New York Stock Exchange (the “NYSE”) that the Merger was consummated. The Company requested that the Company’s common stock (and associated Series A junior participating preferred stock purchase rights) be suspended from the NYSE, effective as of the close of the market on Dec. 20, 2007, and that the NYSE file with the Securities and Exchange Commission an application on Form 25 to report that the shares of the Company’s common stock and associated Series A junior participating preferred stock purchase rights are no longer listed on the NYSE.

The Company currently intends to dispose of an interest in the Chicago Cubs and the Company’s 25% equity interest in Comcast SportsNet Chicago. The Company currently expects that proceeds from such dispositions will be used to pay down Company debt. The disposition of an interest in the Cubs is subject to the approval of Major League Baseball.

New Credit Agreements—On May 17, 2007, the Company entered into a $8.028 billion senior secured credit agreement, as amended on June 4, 2007 (collectively, the “Credit Agreement”). The Credit Agreement consists of the following facilities: (a) a $1.50 billion Senior Tranche X Term Loan Facility (the “Tranche X Facility”), (b) a $5.515 billion Senior Tranche B Term Loan Facility (the “Tranche B Facility”), (c) a $263 million Delayed Draw Senior Tranche B Term Loan Facility (the “Delayed Draw Facility”) and (d) a $750 million Revolving Credit Facility (the “Revolving Credit Facility”). The Credit Agreement also provided a commitment for an additional $2.105 billion in new incremental term loans under the Tranche B Facility (the “Incremental Facility”). Accordingly, the aggregate amount of the facilities under the Credit Agreement equals $10.133 billion.

On June 4, 2007, proceeds from the Tranche X Facility and the Tranche B Facility were used by the Company in connection with the consummation of the Share Repurchase (as defined in “Leveraged ESOP Transactions” above) and to refinance the Company’s former five-year credit agreement and former bridge credit agreement.

The Revolving Credit Facility includes a letter of credit subfacility in an amount up to $250 million and a swing line facility in an amount up to $100 million.  Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes. The Company intends to use the Delayed Draw Facility to refinance approximately $263 million of its medium-term notes as they mature during 2008.  In February 2008, the Company refinanced $25 million of such medium-term notes with borrowings under the Delayed Draw Facility.

On Dec. 20, 2007, the Company entered into (i) a $1.6 billion senior unsecured interim loan agreement (the “Interim Credit Agreement”) and (ii) a number of increase joinders pursuant to which the Incremental Facility became a part of the Tranche B Facility under the Credit Agreement (the Incremental Facility and Tranche B Facility are hereinafter referred to collectively as the Tranche B Facility). The Interim Credit Agreement contains a $1.6 billion twelve-month bridge facility (the “Bridge Facility”). The total proceeds of $3.705 billion from the Bridge Facility and the Incremental Facility were used by the Company, among other ways, in connection with the consummation of the Merger, and for general corporate purposes.

Prior to the consummation of the Merger, the Tranche X Facility bore interest per annum at a variable rate equal to, at the Company’s election, the applicable base rate plus a margin of 150 basis points or LIBOR plus a margin of 250 basis points. Pursuant to the terms of the Credit Agreement, following the closing of the Merger (as defined above in the description of the Leveraged ESOP Transactions), the margins applicable to the Tranche X Facility increased to 175 basis points and 275 basis points, respectively.

The Tranche B Facility, Delayed Draw Facility and Revolving Credit Facility bear interest per annum at a variable rate equal to, at the Company’s election, the applicable base rate plus a margin of 200 basis points or LIBOR plus a margin of 300 basis points.  All undrawn amounts under the Delayed Draw Facility and the Revolving Credit Facility accrue commitment fees at a per annum rate of 75 basis points and 50 basis points, respectively. With respect to the Revolving Credit Facility only, the margin applicable to base rate advances, the margin applicable to LIBOR advances and the commitment fee applicable to undrawn amounts are subject to decreases based on a leverage-based grid.

On June 29, 2007, the Company repaid $100 million of the $1.5 billion of borrowings under the Tranche X Facility.  The remaining principal balance of the Tranche X Facility must be repaid in an aggregate amount of $650 million on Dec. 4, 2008, which amount may be adjusted to reflect additional prepayments or other mandatory prepayments (described below) applied thereto, and the remaining outstanding amount of the Tranche X Facility, if any, must be repaid on June 4, 2009.

The Tranche B Facility is a seven-year facility which matures on June 4, 2014 and amortizes at a rate of 1.0% per annum (payable quarterly). The Delayed Draw Facility automatically becomes part of the Tranche B Facility as amounts are borrowed and amortizes based upon the Tranche B Facility amortization schedule. The Revolving Facility is a six-year facility and matures on June 4, 2013.

Prior to June 4, 2008, optional prepayments on the Tranche X Facility and the Tranche B Facility with the proceeds of a substantially concurrent issuance of loans under any senior secured credit facilities pursuant to the Credit Agreement must be accompanied by a prepayment fee equal to 1.0% of the aggregate amount of such prepayments if the interest rate spread applicable to such new loans is less than the interest rate applicable to the Tranche X Facility or the Tranche B Facility. Except as described in the immediately preceding sentence, borrowings under the Credit Agreement are prepayable at any time prior to maturity without penalty, and the unutilized portion of the commitments under the Revolving Credit Facility or the Delayed Draw Facility may be reduced at the option of the Company without penalty.

The Bridge Facility bears interest per annum at a variable rate equal to, at the Company’s election, the applicable base rate plus a margin of 350 basis points or LIBOR plus a margin of 450 basis points; provided that such margins will increase by 50 basis points per annum each quarter beginning on March 20, 2008, subject to specified caps, a portion of which interest may be payable through an interest payable-in-kind feature. Subject to certain prepayment restrictions contained in the Credit Agreement, the Bridge Facility is prepayable at any time prior to maturity without penalty, including in connection with the issuance of up to $1.6 billion of high-yield notes.

If any loans under the Bridge Facility remain outstanding on Dec. 20, 2008, the lenders thereunder will have the option, subject to the terms of the Interim Credit Agreement, at any time and from time to time to exchange such initial loans for senior exchange notes that the Company will issue under a senior indenture, and the maturity date of any initial loans that are not exchanged for senior exchange notes will, unless a bankruptcy event of default has occurred and is continuing on such date, automatically be extended to Dec. 20, 2015 (the “Final Interim Credit Agreement Maturity Date”). The senior exchange notes will also mature on the Final Interim Credit Agreement Maturity Date. Holders of the senior exchange notes will have registration rights.

Loans under the Tranche X Facility, Tranche B Facility and Revolving Loan Facility are required to be repaid with the following proceeds, subject to certain exceptions and exclusions set forth in the Credit Agreement: (a) 100% of the net cash proceeds from the issuance or incurrence of debt for borrowed money by the Company or any subsidiary (other than debt permitted to be incurred under the negative covenants contained in the Credit Agreement (with certain exclusions)), (b) certain specified percentages of excess cash flow proceeds based on a leverage-based grid ranging from 50% to 0%, and (c) 100% of the net cash proceeds from all asset sales, certain dispositions, share issuances by the Company’s subsidiaries and casualty events unless, in each case, the Company reinvests the proceeds pursuant to the terms of the Credit Agreement.

Loans under the Bridge Facility are required be required to be repaid with the following proceeds, in each case after the obligations under the Credit Agreement have been repaid, either as required by the Credit Agreement or repaid at the election of the Company, subject to certain exceptions and exclusions set forth in the Interim Credit Agreement: (a) 100% of the net cash proceeds from the issuance or incurrence of certain debt for borrowed money by the Company or any subsidiary, (b) 100% of the net cash proceeds of any equity issuance consummated by the Company and (c) 100% of the net cash proceeds from all asset sales, certain dispositions, share issuances by the Company’s subsidiaries and casualty events unless, in each case, the Company reinvests the proceeds pursuant to the terms of the Interim Credit Agreement.

Borrowings under the Credit Agreement are guaranteed on a senior basis by certain of the Company’s direct and indirect U.S. subsidiaries and secured by a pledge of the equity interests of Tribune Broadcasting Holdco, LLC and Tribune Finance, LLC, two subsidiaries of the Company.  Audited financial statements of these two subsidiaries are included in Part II, Item 8, hereof. The Company’s other senior notes and senior debentures are secured on an equal and ratable basis with the borrowings under the Credit Agreement as required by the terms of the indentures governing such notes and debentures. Borrowings under the Interim Credit Agreement are unsecured, but are guaranteed on a senior subordinated basis by certain of the Company’s direct and indirect U.S. subsidiaries.

The Credit Agreement and the Interim Credit Agreement contain representations and warranties, affirmative and negative covenants, including restrictions on capital expenditures, and events of default, in each case subject to customary and negotiated exceptions and limitations, as applicable. If an event of default occurs, the lenders under the Credit Agreement and the Interim Credit Agreement will be entitled to take certain actions, including acceleration of all amounts due under the facilities.

Further, pursuant to the Credit Agreement, the Company is required to comply, on a quarterly basis, with a maximum total guaranteed leverage ratio and a minimum interest coverage ratio. For the twelve-month period ending Dec. 30, 2007, the maximum permitted “Total Guaranteed Leverage Ratio” and the minimum permitted “Interest Coverage Ratio” (each as defined in the Credit Agreement) were 9.00 to 1.0 and 1.10 to 1.0, respectively. Both financial covenant ratios are measured on a rolling four-quarter basis and become more restrictive on an annual basis as set forth in the Credit Agreement. At Dec. 30, 2007, the Company was in compliance with these financial covenants. The Company’s ability to remain in compliance with these financial covenants will be impacted by a number of factors, including the Company’s ability to continue to generate sufficient revenues and cash flows, changes in interest rates, the impact of future purchase, sale, joint venture or similar transactions involving the Company or its business units and the other risks and uncertainties set forth in Part I, Item 1A, “Risk Factors.”

The Company filed an election to be treated as a subchapter S corporation under the Internal Revenue Code on March 13, 2008, which election is effective as of the beginning of the Company’s 2008 fiscal year. The Credit Agreement and the Interim Credit Agreement contain affirmative covenants which required the Company to make such election and that the election be effective for fiscal 2008. The Credit Agreement and Interim Credit Agreement further provide that if the Company fails to maintain the S corporation election for any year beginning with 2009, the Company will be required in each such year to obtain an investment in the Company in the form of common stock or subordinated debt in an amount of up to $100 million. There can be no assurance that the Company will be able to obtain such an investment and the failure to obtain such an investment in those circumstances could result in a default under the Credit Agreement and Interim Credit Agreement.

Under the terms of the Credit Agreement, the Company is required to enter into hedge arrangements to offset a percentage of its interest rate exposure under the Credit Agreement and other debt with respect to borrowed money.  On July 2, 2007, the Company entered into an International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreement, a schedule to the 1992 ISDA Master Agreement and, on July 3, 2007, entered into three interest rate swap confirmations (collectively, the “Swap Documents”) with Barclays Bank, which Swap Documents provide for (i) a two-year hedge with respect to $750 million in notional amount, (ii) a three-year hedge with respect to $1 billion in notional amount and (iii) a five-year hedge with respect to $750 million in notional amount. The Swap Documents effectively converted a portion of the variable rate borrowings under the Tranche B Facility in the Credit Agreement to a weighted average fixed rate of 5.31% plus a margin of 300 basis points.

Sales of Hoy, New York, SCNI and Recycler—On Feb. 12, 2007, the Company announced an agreement to sell the New York edition of Hoy, the Company’s Spanish-language daily newspaper (“Hoy, New York”), to ImpreMedia, LLC. The Company completed the sale of Hoy, New York on May 15, 2007 and recorded a pretax gain on the sale of $2.5 million ($.1 million after taxes) in the second quarter of 2007. On March 6, 2007, the Company announced an agreement to sell its Southern Connecticut Newspapers—The Advocate (Stamford) and Greenwich Time (collectively “SCNI”) to Gannett Co., Inc. On May 25, 2007, the Company announced the termination of this agreement following an arbitrator’s ruling that the Company could not sell SCNI unless Gannett Co., Inc. assumed an existing collective bargaining contract as a condition of the sale, which Gannett Co., Inc. declined to do. The Company simultaneously announced that it would immediately begin the process of soliciting offers for SCNI with the intention of completing a sale as soon as possible. On Oct. 25, 2007, the Company announced an agreement to sell SCNI to Hearst Corporation for $62.4 million. The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greenwich, Connecticut, which the Company plans to sell separately. In the first quarter of 2007, the Company recorded a pretax loss of $19 million ($33 million after taxes) to write down the net assets of SCNI to estimated fair value, less costs to sell. In the third quarter of 2007, the Company recorded a favorable $3 million after-tax adjustment to the loss on the sale of SCNI.  During the third quarter of 2007, the Company began actively pursuing the sale of the stock of one of its subsidiaries, EZ Buy & EZ Sell Recycler Corporation (“Recycler”), to Target Media Partners. Recycler publishes a collection of free classified newspapers in Southern California. The sale of Recycler closed on Oct. 17, 2007. The Company recorded a pretax loss on the sale of the stock of Recycler of $1 million in the third quarter of 2007. Due to the Company’s high tax basis in the Recycler stock, the sale generated a significantly higher capital loss for income tax purposes. As a result, the Company recorded a $65 million income tax benefit in the third quarter of 2007, resulting in an after-tax gain of $64 million.

These businesses were considered components of the Company’s publishing segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses have been eliminated from the ongoing operations as a result of the sales, and the Company will not have any significant continuing involvement in their operations. Accordingly, the results of operations for each of these businesses are reported as discontinued operations in the consolidated statements of income. Prior year consolidated statements of income have been reclassified to conform to the current year presentation of discontinued operations.

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

The Company appealed the Tax Court ruling to the United States Court of Appeals for the Seventh Circuit.  On June 1, 2007, the Company announced that an offer of settlement was pending in its appeal.  The Company finalized the settlement during the third quarter of 2007.  As a result of the settlement, the Company received refunds of federal income taxes and interest of $4 million on Sept. 26, 2007 and $340 million on Oct. 1, 2007.  After consideration of income taxes on the interest received, the net cash proceeds totaled approximately $286 million.  These refunds, together with related state income tax benefits of $29 million, were accounted for as a $91 million reduction in 2007 income tax expense and a $224 million reduction in goodwill recorded on the Company’s consolidated balance sheet.

Business Segments

The Company’s operations are divided into two industry segments: publishing and broadcasting and entertainment. These segments operate primarily in the United States. Certain administrative activities are not included in either segment, but are reported as corporate expenses. These segments reflect the way the Company sells its products to the marketplace, manages operations and makes business decisions.

The Company’s fiscal year ends on the last Sunday in December. Fiscal years 2007 and 2005 encompassed a 52-week period.  Fiscal year 2006 encompassed 53 weeks.  For 2006 compared to 2005, the additional week increased consolidated operating revenues and operating expenses by approximately 1.5% and consolidated operating profit by approximately 2%.  The following table sets forth operating revenues and operating profit information for each segment of the Company for 2007, 2006 and 2005 (in thousands):

	2007	2006	2005
Operating revenues:
Publishing	$3,664,590	$4,018,418	$4,012,413
Broadcasting and entertainment	1,398,394	1,425,146	1,414,433
Total operating revenues	$5,062,984	$5,443,564	$5,426,846
Operating profit (loss)(1):
Publishing	$368,193	$748,940	$753,781
Broadcasting and entertainment	357,341	391,533	416,891
Corporate expenses	(91,617)	(55,712)	(49,413)
Total operating profit	$633,917	$1,084,761	$1,121,259

(1)	Operating profit for each segment excludes interest and dividend income, interest expense, equity income and loss, non-operating items and income taxes.

The following table sets forth asset information for each industry segment (in thousands):

	Dec. 30, 2007	Dec. 31, 2006
Assets:
Publishing(1)	$8,131,591	$8,512,512
Broadcasting and entertainment(2)	4,017,255	3,987,449
Corporate(3)	1,000,873	900,811
Total assets	$13,149,719	$13,400,772

(1)

Publishing assets at Dec. 30, 2007 and Dec. 31, 2006 included $10 million and $9 million of assets held for sale, respectively, and at Dec. 31, 2006, $26 million of idled assets (See Note 4 to the Company’s consolidated financial statements in Item 8).

(2)	Broadcasting and entertainment assets at Dec. 30, 2007 included $23 million of assets held for sale. (See Note 4 to the Company’s consolidated financial statements in Item 8).

(3)	Corporate assets include cash and cash equivalents, marketable securities and other investments.

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues. Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues. Results for the second quarter reflect spring advertising revenues, while the fourth quarter includes advertising revenues related to the holiday season.

Publishing

The publishing segment represented 72% of the Company’s consolidated operating revenues in 2007. For the six months ended September 2007, total average paid circulation for Tribune’s nine metro newspapers averaged 2.7 million copies daily (Mon.-Fri.) and 3.9 million copies Sunday, a decline of 2.7% and 3.9%, respectively, from 2006. The Company’s primary daily newspapers are the Los Angeles Times, Chicago Tribune, Newsday, South Florida Sun-Sentinel, Orlando Sentinel, The Sun, Hartford Courant, The Morning Call and Daily Press.  The Company’s publishing segment manages the websites of the Company’s daily newspapers and television stations, as well as other branded sites targeting specific communities of interest. The Company also owns entertainment listings, a newspaper syndication and media marketing company, a Chicago-area cable television news channel and other publishing-related businesses.

For 2006 compared to 2005, the additional week increased publishing advertising revenues, circulation revenues, and operating profit by approximately 2% and increased operating expenses by approximately 1.5%. Operating revenues for the Company’s three largest newspapers, including their related businesses, for the last three years were as follows (in thousands):

	2007	2006	2005
Operating revenues:
Los Angeles Times(1)	$999,311	$1,095,622	$1,078,919
Chicago Tribune(1)	828,480	882,182	892,270
Newsday(1)	498,677	541,074	574,864
Other newspapers and businesses	1,338,122	1,499,540	1,466,360
Total publishing revenues	$3,664,590	$4,018,418	$4,012,413

(1)	Includes the daily newspaper and other related businesses.

The following table provides a breakdown of operating revenues for the publishing segment for the last three years (in thousands):

	2007	2006	2005
Advertising:
Retail	$1,247,755	$1,327,095	$1,306,528
National	686,549	730,038	767,295
Classified	926,715	1,137,835	1,097,953
Total advertising	2,861,019	3,194,968	3,171,776
Circulation	526,529	567,326	585,093
Other(1)	277,042	256,124	255,544
Total	$3,664,590	$4,018,418	$4,012,413

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

The following table sets forth information concerning the Company’s advertising volume for its daily newspapers for the last three years (in thousands):

	2007	2006	2005
Advertising inches
Full run:
Retail	5,263	5,466	5,380
National	2,798	3,132	3,461
Classified	7,874	9,437	9,236
Total full run	15,935	18,035	18,077
Part run	18,134	21,217	20,113
Total advertising inches	34,069	39,252	38,190
Preprint pieces	14,500,271	14,814,093	14,818,375

The following table sets forth information concerning the Company’s circulation for its primary daily newspapers (in thousands):

	Average Paid Circulation For the Six Months Ended September(1)
	Daily(2)			Sunday
	2007	2006	2005	2007	2006	2005
Los Angeles Times	780	776	843	1,112	1,172	1,248
Chicago Tribune	559	576	586	918	938	951
Newsday (Long Island)	388	411	432	454	475	496
South Florida Sun-Sentinel	202	222	227	286	305	322
Orlando Sentinel	213	214	220	318	317	331
The Sun (Baltimore)	233	236	247	365	381	419
Other daily newspapers(3)	357	374	386	495	521	531
Total Net Paid Circulation(4)	2,732	2,809	2,941	3,948	4,109	4,298

Total Individually Paid Circulation(4)	2,635	2,693	2,727	3,882	4,031	4,133

(1)	Circulation data is based on internal records, is subject to audit by the Audit Bureau of Circulations (“ABC’’) and may be updated in subsequent filings.

(2)	Average daily circulation is based on a five-day (Mon.-Fri.) average.

(3)	Other daily newspapers include Hartford Courant, The Morning Call and Daily Press.

(4)

Individually paid circulation includes home delivery and single copy sales. This circulation is more highly valued by advertisers and represented 96% of total daily circulation and 98% of total Sunday circulation for the six months ended September 2007. Total net paid circulation includes both individually paid and other paid (education, sponsored, hotels) copies.

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

The Los Angeles Times, Chicago Tribune, South Florida Sun-Sentinel, Orlando Sentinel, Daily Press and The Morning Call are printed in Company-owned production facilities. Newsday, The Sun and Hartford Courant are printed on Company-owned presses in production facilities leased from an affiliate (see Note 8 to the

Company’s consolidated financial statements in Item 8). The principal raw material is newsprint. In 2007, the Company’s newspapers consumed approximately 614,000 metric tons of standard newsprint, 45.0 gram basis weight. Average newsprint prices decreased 9% in 2007 from 2006 reflecting lower market prices. Average newsprint prices increased 10% in 2006 and 12% in 2005.

The Company is party to an agreement with AbitibiBowater Inc., expiring in 2009, to supply newsprint. Under the current agreement, the Company purchased approximately 360,000 metric tons of newsprint in 2007, representing 58% of the Company’s newsprint purchases and has agreed to purchase 369,000 metric tons in 2008 and 2009, subject to certain limitations, based on market prices at the time of purchase.

Los Angeles Times and Related Businesses

The Los Angeles Times has been published continuously since 1881. The newspaper has won 38 Pulitzer Prizes and is the largest daily metropolitan newspaper in the United States in circulation. The Los Angeles market ranks second in the nation in terms of households. In its primary circulation areas of Los Angeles, Orange, Ventura, San Bernardino and Riverside counties, the Los Angeles Times competes for advertising and circulation with 18 local daily newspapers and three daily national newspapers, with its largest local competitor having almost 280,000 in average daily circulation. For the six-month period ended September 2007, the Los Angeles Times ranked fourth and second in the country for average daily and Sunday circulation, respectively, according to ABC. Approximately 79% and 81% of the paper’s daily and Sunday circulation, respectively, was home delivered in 2007, with the remainder primarily sold at newsstands and vending boxes.

In addition to the daily edition covering the Los Angeles metropolitan area, the Los Angeles Times publishes Orange County, San Fernando Valley, Inland Empire and Ventura County editions. Daily and semi-weekly community newspapers are either inserted into the paper in selected geographic areas or distributed to homes and through vending boxes to provide targeted local news coverage. The company operates latimes.com, an online expanded version of the newspaper, providing local, national and international news, calendarlive.com, covering entertainment, reviews and things to do in Southern California, and theenvelope.com, a comprehensive year-round entertainment awards website.  In conjunction with MediaNews Group, Inc., the company owns 50% of California Independent Postal Systems (“CIPS”), which provides alternative distribution services for advertising preprints. MediaNews Group, Inc. owns the other 50% of CIPS. The company also operates a free Spanish-language newspaper, Hoy, which provides local, national and international news and features of interest to the largest Hispanic market in the U.S.

Chicago Tribune and Related Businesses

Founded in 1847, the Chicago Tribune is the flagship publication of the Chicago Tribune Company. The newspaper has won 24 Pulitzer Prizes and is the largest circulation paper in the Midwest. It ranks eighth among U.S. daily newspapers with an average daily paid circulation of approximately 559,000; and third among U.S. Sunday newspapers with an average Sunday paid circulation of approximately 918,000. Approximately 86% of its weekday newspapers and 76% of its Sunday newspapers are home delivered with the remainder primarily sold at newsstands and vending boxes. Considered an industry leader in journalism and innovation, Chicago Tribune Company has grown into a multi-product, multi-channel news and information source. It also operates chicagotribune.com, the web edition of the newspaper and RedEye, a free daily newspaper in Chicago targeting young, urban commuters.

Other businesses owned by Chicago Tribune Company include Tribune Direct, which provides integrated and comprehensive direct mail services, and Chicagoland Publishing Company, which publishes a number of free guides in the real estate, automotive and help wanted categories and the monthly magazine Chicago.  Chicago Tribune Company also operates CLTV, a local 24-hour cable news channel serving Chicagoland. CLTV was launched in January 1993 and currently is available to more than 1.5 million cable households in the Chicago market. Chicago Tribune Company also operates a free Spanish-language newspaper, Hoy, which provides local, national and international news and features of interest to the fourth largest Hispanic market in the U.S.

Newsday and Related Businesses

Newsday is published daily and circulated primarily in Nassau and Suffolk counties on Long Island, New York, and in the borough of Queens in New York City. The paper has been published since 1940 and has won 19 Pulitzer Prizes. The New York metropolitan area ranks first among U.S. markets in terms of households. Newsday competes with two major metropolitan newspapers, daily regional editions of several national newspapers and numerous daily, weekly and semiweekly local newspapers and free distribution newspapers. Approximately 70% of the paper’s daily and 66% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes. See Note 5 to the Company’s consolidated financial statements in Item 8 for a discussion of charges recorded related to the settlement with advertisers regarding misstated circulation at Newsday.

Newsday, Inc., publisher of Newsday, also publishes Distinction, a magazine serving Long Island’s households, issued 10 times per year; Parents & Children, a magazine for Long Island families, issued 12 times per year; Long Island Weddings, a magazine for brides-to-be, published three times per year; and Wellness, a magazine serving Long Island’s 40+ health and fitness market, published eight times per year. Newsday, Inc.’s subsidiary, Star Community Publishing Group, LLC, publishes 181 pennysaver editions in Nassau and Suffolk counties on Long Island, New York, and in the boroughs of Queens, Brooklyn and Staten Island in New York City.  Newsday, Inc. also publishes amNew York, a free daily newspaper in New York City targeting young, urban commuters.  In addition, Newsday, Inc. operates several websites including newsday.com and amny.com, which are online versions of the newspapers.

Other Newspapers

The Company’s other primary daily newspapers are South Florida Sun-Sentinel, Orlando Sentinel, The Sun, Hartford Courant, Daily Press, and The Morning Call.

The South Florida Sun-Sentinel is the major daily newspaper serving the Broward/Palm Beach County market, leading in both circulation and readership. The Miami/Fort Lauderdale/Miami Beach metropolitan area, which includes Broward and Palm Beach counties, ranks seventh in the nation in terms of households. Approximately 80% of the paper’s daily and 76% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes.

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

The Orlando Sentinel primarily serves a six-county area in central Florida. The newspaper is the only major daily newspaper in the Orlando market, although it competes with other Florida and national newspapers, as well as with other media. The Orlando Sentinel has been published since 1876 and has won 3 Pulitzer Prizes. The Orlando market ranks 26th among U.S. markets in terms of households. Approximately 79% of the paper’s daily and 74% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes.

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

The Sun, Maryland’s largest newspaper, has won 15 Pulitzer Prizes since it began publishing a daily newspaper in 1837. The Baltimore market ranks 20th in the United States in number of households. For the six-month period ending Sept. 25, 2006, The Sun was ranked the 25th largest newspaper in the country by Sunday circulation according to ABC. The Sun competes with Baltimore Examiner as well as The Washington Post in Anne Arundel and Howard counties, with The Annapolis Capital in Anne Arundel County and with The Carroll County Times in Carroll County. It also competes with regional editions of national daily newspapers, as well as other local dailies and weeklies. Approximately 83% of the paper’s daily and 71% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes.

The Baltimore Sun’s subsidiaries, Patuxent Publishing and Homestead Publishing, publish 30 community  newspapers and magazines throughout the region. The largest of these weekly newspapers are The Columbia Flier, The Towson Times, The Owings Mills Times and The Aegis. The Baltimore Sun also operates a market-leading website, baltimoresun.com, which is the online version of the newspaper. The Sun and its subsidiaries comprise the The Baltimore Sun Media Group, which reaches 1.4 million readers each week in the Baltimore market, making it the region’s most widely read source of news and information.

Hartford Courant, founded in 1764, is the oldest continuously published newspaper in the United States. It is the most widely circulated and read newspaper in Connecticut and the strongest medium in the state for advertisers and readers alike. Winner of 2 Pulitzer Prizes and twice named among the best-designed newspapers in the world, Hartford Courant is published in the state’s capital, Hartford, and serves the state’s northern and central regions. The Hartford Courant’s primary market is the Hartford market, which includes Hartford, Tolland and Middlesex counties. The Hartford market ranks 44th among U.S. markets in terms of households. Hartford Courant Company, publisher of Hartford Courant, has one of the most extensive zoning operations in the country, publishing eight editions of Hartford Courant zoned for local news and advertising. The company also operates courant.com, Connecticut’s leading online news site, and ctnow.com, a statewide entertainment website. It also owns two subsidiaries: New Mass Media, Inc., a publisher of three weekly alternative newspapers in Connecticut and Massachusetts, and ValuMail, Inc., a shared-mail company that distributes advertising supplements to more than one million households in Connecticut and Massachusetts. Approximately 90% of the paper’s daily and 78% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes.

Founded in 1896, the Daily Press serves the Virginia Peninsula market, which includes Newport News, Hampton, Williamsburg and eight other cities and counties. This market, together with Norfolk, Portsmouth and Virginia Beach, is the 34th largest U.S. market in terms of population. Daily Press is the only major daily newspaper in its primary market, although it competes with other regional and national newspapers, as well as with other media. Approximately 84% of the paper’s daily and 80% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes. The Daily Press, Inc., publisher of Daily Press, also owns The Virginia Gazette, which is published twice weekly and primarily serves Williamsburg, Va., and surrounding counties. The Daily Press serves the Internet community through its online affiliates dailypress.com, hrvarsity.com, hrgardening.com and hrtownsquare.com.

The Morning Call, published since 1895, is the dominant regional newspaper for nine counties in eastern Pennsylvania and New Jersey. The Morning Call, Inc., publisher of The Morning Call, offers free publications serving the recruitment, real estate and automotive markets, and selected high-income households.  Subsidiaries of The Morning Call, Inc. offer full service direct marketing and saturation preprint delivery through non-subscriber distribution. In addition, The Morning Call Inc. owns and operates the premier regional website, themorningcall.com. Allentown-Bethlehem-Easton is the 60th largest U.S. market in terms of households. Approximately 83% of the paper’s daily and 79% of its Sunday circulation is sold through home delivery, with the remainder primarily sold at newsstands and vending boxes.

Other Publishing Related Businesses

The Company also owns Tribune Media Services, Inc. (“TMS”), which creates, aggregates and distributes news, information and entertainment content that reaches millions of users through print, online and on-screen media. The TMS Entertainment Products division creates TV and movie guide products for major media companies and consumers, and sells data for entertainment guides to newspapers, cable, satellite operators and consumer electronics manufacturers. The TMS News and Features division licenses content to media companies from more than 600 writers, artists, newspaper and magazine publishers, and wire services.  TMS serves approximately 7,000 media customers worldwide.

Broadcasting and Entertainment

The broadcasting and entertainment segment represented 28% of the Company’s consolidated operating revenues in 2007. At Dec. 30, 2007, the segment included The CW Television Network (“The CW Network”) affiliates located in New York, Los Angeles, Chicago, Dallas, Washington, D.C., Houston, Miami, Denver, St. Louis, Portland, Indianapolis, San Diego, Hartford, and New Orleans; the FOX Network television affiliates in Seattle, Sacramento, Indianapolis, Hartford, Grand Rapids and Harrisburg; MyNetworkTV affiliates in Philadelphia and Seattle; an ABC television affiliate in New Orleans; one radio station in Chicago; the Chicago Cubs baseball team; and Tribune Entertainment, a company that distributes its own programming together with programming licensed from third parties.

For 2006 compared to 2005, the additional week increased operating revenues, operating expenses and operating profit by approximately 1%. The following table shows sources of operating revenues for the broadcasting and entertainment segment for the last three years (in thousands):

	2007	2006	2005
Television	$1,136,224	$1,178,104	$1,165,821
Radio/entertainment	262,170	247,042	248,612
Total	$1,398,394	$1,425,146	$1,414,433

Television

In 2007, television contributed 81% of the broadcasting and entertainment segment’s operating revenues. The Company’s television stations compete for audience and advertising with other television and radio stations, cable television and other media serving the same markets. Competition for audience and advertising is based upon various interrelated factors including programming content, audience acceptance and price. Selected data for the Company’s television stations are shown in the following table:

	Market(1)					Major Over- the Air	Expiration
	National Rank	% of U.S Households	FCC %	Analog Channel	Affiliation	Stations in Market(2)	of FCC License(3)		Year Acquired
WPIX—New York, NY	1	6.6	6.6	11-VHF	CW	7	2015	(4)	1948	(5)
KTLA—Los Angeles, CA	2	5.0	5.0	5-VHF	CW	8	2014	(4)	1985
WGN—Chicago, IL	3	3.1	3.1	9-VHF	CW	8	2013		1948	(5)
WPHL—Philadelphia, PA	4	2.6	1.3	17-UHF	MNTV	7	2015		1992
KDAF—Dallas, TX	5	2.2	1.1	33-UHF	CW	9	2014		1997
WDCW—Washington, D.C.	9	2.0	1.0	50-UHF	CW	7	2012		1999
KHCW—Houston, TX	10	1.8	0.9	39-UHF	CW	9	2014		1996
KCPQ—Seattle, WA	14	1.6	1.6	13-VHF	FOX	8	2015		1999
KMYQ—Seattle, WA	14	—	—	22-UHF	MNTV	8	2015		1998
WSFL—Miami, FL	16	1.4	0.7	39-UHF	CW	7	2013	(4)	1997
KWGN—Denver, CO	18	1.3	1.3	2-VHF	CW	7	2014		1966
KTXL—Sacramento, CA	20	1.2	0.6	40-UHF	FOX	7	2014		1997
KPLR—St. Louis, MO	21	1.1	1.1	11-VHF	CW	6	2014		2003
KRCW—Portland, OR	23	1.0	0.5	32-UHF	CW	7	2015		2003
WTTV—Indianapolis, IN	26	1.0	1.0	4-VHF	CW	7	2013		2002
WXIN—Indianapolis, IN	26	—	—	59-UHF	FOX	7	2013		1997
KSWB—San Diego, CA	27	0.9	0.5	69-UHF	CW	7	2014		1996
WTIC—Hartford, CT	29	0.9	0.4	61-UHF	FOX	7	2015	(4)	1997
WTXX—Hartford, CT	29	—	—	20-UHF	CW	7	2015	(4)	2001
WXMI—Grand Rapids, MI	39	0.7	0.3	17-UHF	FOX	7	2013		1998
WPMT—Harrisburg, PA	41	0.6	0.3	43-UHF	FOX	5	2015		1997
WGNO—New Orleans, LA	53	0.5	0.3	26-UHF	ABC	7	2013		1983
WNOL—New Orleans, LA	53	—	—	38-UHF	CW	7	2013		2000

(1)	Source: Nielsen Station Index (DMA Market and Demographic Rank Report, September 2007). Ranking of markets is based on number of television households in DMA (Designated Market Area).

(2)	Source: Nielsen Station Index (Viewers in Profile Reports, 2007). Major over-the-air stations program for a broad, general audience in the market.

(3)	See “Governmental Regulation.”

(4)	See “Governmental Regulation” for discussion of the Federal Communications Commission (“FCC”) television/newspaper cross-ownership rule.

(5)	Founded by the Company.

Programming emphasis at the Company’s stations is placed on network-provided shows, syndicated series, feature motion pictures, local and regional sports coverage, news, and children’s programs. These stations acquire most of their programming from outside sources, including The CW Network, the FOX Network and MyNetworkTV, although a significant amount is produced locally. Superstation WGN programming is delivered by cable or satellite outside of the Chicago area and includes syndicated series, movies and first-run programming. Contracts for purchased programming generally cover a period of one to five years, with payment also typically made over several years. The expense for amortization of television broadcast rights in 2007 was $347 million, which represented approximately 31% of total television operating revenues.

Average audience share information for the Company’s television stations for the past three years is shown in the following table:

		Average Audience Share(1)
		Total Market Year Ended December						In-Market Stations(2) Year Ended December
	Affiliation	2007		2006		2005		2007		2006		2005
WPIX—New York	CW	4.1%		4.4%		5.1%		11.2%		11.1%		12.4%
KTLA—Los Angeles	CW	3.2		3.6		4.0		9.1		9.9		10.7
WGN—Chicago	CW	6.3		5.9		6.2		14.6		12.9		13.2
WPHL—Philadelphia	MNTV	3.0		3.7		4.0		7.2		8.4		8.5
KDAF—Dallas	CW	4.5		4.3		4.3		9.9		9.2		9.1
WDCW—Washington	CW	2.8		3.2		4.2		7.6		8.2		9.5
KHCW—Houston	CW	4.6		4.5		4.8		10.9		9.9		9.8
KCPQ—Seattle	FOX	5.6		5.7		6.7		13.3		12.3		13.7
KMYQ—Seattle	MNTV	1.2		2.0		2.5		2.9		4.3		5.0
WSFL—Miami	CW	3.8		3.9		5.2	(3)	11.0		11.0		13.9	(3)
KWGN—Denver	CW	3.2		3.2		3.9		7.8		7.8		9.4
KTXL—Sacramento	FOX	5.7		5.2		5.7		14.2		10.3		13.3
KPLR—St. Louis	CW	5.3		5.5		5.0		10.7		10.4		9.5
KRCW—Portland	CW	2.8		3.3		3.7		6.5		7.2		7.9
WTTV—Indianapolis	CW	2.5		2.7		3.7		5.5		5.9		7.8
WXIN—Indianapolis	FOX	6.3		5.8		6.5		13.9		12.8		13.7
KSWB—San Diego	CW	2.6		2.6		3.1		7.3		6.8		7.7
WTIC—Hartford	FOX	5.2		5.4		6.3		13.2		12.6		14.5
WTXX—Hartford	CW	2.1		2.1		2.1		5.3		4.9		4.7
WXMI—Grand Rapids	FOX	6.9		6.4		7.1		13.7		12.2		13.6
WPMT—Harrisburg	FOX	5.9		5.5		6.1		13.2		11.8		13.9
WGNO—New Orleans	ABC	3.6	(5)	—	(4)	4.6	(3)	9.3	(5)	—	(4)	9.8	(3)
WNOL—New Orleans	CW	2.5	(5)	—	(4)	3.8	(3)	6.4	(5)	—	(4)	8.2	(3)
23 Station Unweighted Average (6)		4.1		4.2		4.7		9.8		9.5		10.4

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

(4)	Nielsen did not release 2006 ratings data for WGNO-TV and WNOL-TV as a result of Hurricane Katrina.

(5)	Nielsen did not release February or May 2007 data for WGNO-TV and WNOL-TV. The 2007 shares for these markets reflect the average of ratings for the July and November measurement periods only.

(6)	2006 unweighted station average is for 21 stations rather than 23, since New Orleans was not measured in 2006.

Average audience shares are shown on two bases: total market, which includes all channels, and in-market stations, which includes only the major over-the-air stations. Average in-market shares are a more relevant benchmark to determine the stations’ performance in their respective markets as they compare the stations’ performance to their primary programming and sales competition. In 2007, the average total market share declined slightly versus 2006 while the average in-market share increased.  All of the FOX stations increased their in-market positions in 2007 due to stronger FOX network ratings and growing ratings for new syndicated programming (“Two and a Half Men” and “Family Guy”).  These strong syndicated programs also helped the majority of the CW stations to maintain or increase their in-market shares despite soft CW network ratings.

Radio/Entertainment

In 2007, radio/entertainment operations contributed 19% of the broadcasting and entertainment segment’s operating revenues. WGN-AM, Chicago, is the only radio station owned by the Company. Selected information for WGN-AM, Chicago, is shown in the following table:

	Format	Frequency	National Market Rank(1)	Number of Operating Stations in Market(2)	Audience Share(3)
WGN-AM, Chicago	Personality/Infotainment/Sports	720-AM	3	39	5.8%

(1)       Source: Radio markets ranked by Arbitron Metro Survey Area, Arbitron Company 2007.

(2)       Source: Arbitron Company Radio Market Report Fall 2007 (Reporting stations only).

(3)       Source: Average of Winter, Spring, Summer and Fall 2007 Arbitron shares for persons 12 years old and over, 6 a.m. to midnight daily during the period measured.

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

Tribune Entertainment is party to a variety of distribution, marketing, and advertiser sales relationships with major suppliers such as DreamWorks SKG for the exclusive domestic syndication and ad sales of their film library, FremantleMedia, Hearst Entertainment, Rigel Entertainment, Telco Productions, Debmar-Mercury Entertainment, DIC Entertainment and Carlton America. These relationships comprise over 400 television and theatrical motion pictures and more than 1,300 episodes of various television series and specials including “South Park,” “Family Feud,” “American Idol Rewind,” “Soul Train,” “The Soul Train Music Awards,” and “Ron Hazelton’s House Calls.” Tribune Entertainment also distributes its television series productions of “Andromeda,” “Earth Final Conflict,” “Beastmaster,” “Mutant X,” and “Nightman.”

Tribune California Properties, a subsidiary of Tribune Entertainment, owned and maintained a 10.5-acre studio production lot in Hollywood. Tribune Studios, also a subsidiary of Tribune Entertainment, managed the site that included nine state-of-the art digital sound stages and associated production office space which was rented to third parties.  During the third quarter of 2007, the Company commenced a process to sell the real estate and related assets of the studio production lot.  The Company completed the sale on Jan. 30, 2008.

Investments

The Company has investments in several public and private companies. See Note 9 to the Company’s consolidated financial statements in Item 8 for further discussion of the Company’s cost and equity method investments.

The Company’s principal equity method investments currently include CareerBuilder, Classified Ventures, Television Food Network, G.P. (“TV Food Network”), Comcast SportsNet Chicago, ShopLocal, Topix.net and Metromix, LLC. CareerBuilder, an online recruiting company formed in 2000, is owned 40.8% by the Company, 40.8% by Gannett Co., Inc., 14.4% by The McClatchy Co., Inc. and 4% by Microsoft Corporation.  Classified Ventures is a network of automotive and real estate classified advertising websites. TV Food Network is a 24-hour cable/satellite television network focusing on food and entertaining. Comcast SportsNet Chicago is a 24-hour cable/satellite television network, which began programming in the fall of 2004, focusing on Chicago sports teams, including the Chicago Cubs. ShopLocal transforms traditionally print-based retail promotions into search-based interactive formats. The Company, Gannett Co., Inc. and The McClatchy Co., Inc. each own a 42.5%, 42.5% and 15% interest in ShopLocal, respectively. Topix.net is an online news and information aggregation website that continuously monitors breaking news from over 10,000 online sources and categorizes daily news content into over 300,000 topics, 24 hours a day. The ownership of Topix, LLC is approximately

33.7% for both the Company and Gannett Co., Inc., 11.9% for The McClatchy Co., Inc. and 20.7% for management of Topix, LLC. Metromix, LLC, formed in 2007, operates a network of local online entertainment guides targeting young adults in each of the Company’s newspaper markets.  Metromix, LLC is owned 50% by the Company and 50% by Gannett Co., Inc.

On Sept. 21, 2006, the Company and the Chandler Trusts entered into agreements to restructure TMCT and TMCT II. As a result, the Company’s interests in each of TMCT and TMCT II were reduced to approximately 5%.  On Sept. 28, 2007, the Company sold its remaining interests in TMCT and TMCT II to the Chandler Trusts.  The Company’s former investments in TMCT and TMCT II are further discussed in Note 8 to the Company’s consolidated financial statements in Item 8.

Non-Operating Items

The Company reported several non-operating items in 2007, 2006 and 2005, which included changes in the fair values of the Company’s PHONES derivatives and related Time Warner investment, gains and losses resulting from investment transactions, strategic transaction expenses, and income tax adjustments, including those related to the Matthew Bender and Mosby income tax case.  Non-operating items are further discussed in Note 2 to the Company’s consolidated financial statements in Item 8.

Governmental Regulation

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

On Nov. 30, 2007, the FCC issued an order (the “Order”) granting applications of the Company to transfer control of the Company from the shareholders to the Company’s Employee Stock Ownership Plan.  In the Order, the FCC granted the Company temporary waivers of the newspaper/broadcast cross-ownership rule in Miami, Florida (WSFL-TV and the South Florida Sun-Sentinel); Hartford, Connecticut (WTXX-TV/WTIC-TV and the Hartford Courant); Los Angeles, California (KTLA-TV and the Los Angeles Times); and New York, New York (WPIX-TV and Newsday), for a six-month period beginning Jan. 1, 2008.  The six-month waiver could be automatically extended under two conditions: (1) if the Company appeals the Order, the waivers are extended for the longer of two years or six months after the conclusion of the litigation over the Order; or (2) if the FCC adopts a revised newspaper-broadcast cross-ownership rule prior to Jan. 1, 2008, the waivers are extended for a two-year period to allow the Company to come into compliance with any revised rule, provided that in the event the revised rule is the subject of a judicial stay, the waiver is extended until six months after the expiration of any such stay.

The Order also granted the Company a permanent waiver of the newspaper-broadcast cross-ownership rule to permit continued common ownership of WGN-AM, WGN-TV and the Chicago Tribune in Chicago, Illinois; a permanent “failing station” waiver of the television duopoly rule to permit continued common ownership of WTIC-TV and WTXX-TV in Hartford, Connecticut; and granted satellite station status to WTTK-TV, Kokomo, Indiana to permit continued common ownership with WTTV-TV, Bloomington, Indiana.

The Company filed an appeal of the Order in the United States Court of Appeals for the District of Columbia Circuit on Dec. 3, 2007, thus automatically extending the waivers for two years or until six months after the conclusion of that appeal, whichever is longer.  Intervenors have filed a motion to dismiss the appeal, as well as a motion to hold the appeal in abeyance; the Company and others have filed oppositions to these motions. Various parties have filed petitions for reconsideration of the Order with the FCC; the Company has filed oppositions to such filings with the FCC.

On Dec. 18, 2007, the FCC announced in an FCC news release the adoption of revisions to the newspaper/broadcast cross-ownership rule. The FCC, on Feb. 4, 2008, released the full text of the rule.  The revised rule establishes a presumption that the common ownership of a daily newspaper of general circulation and either a television or a radio broadcast station in the top 20  Nielsen Designated Market Areas (‘‘DMAs’’) would serve the public interest, provided that, if the transaction involves a television station, (i) at least eight independently owned and operating major media voices (defined to include major newspapers and full-power commercial television stations) would remain in the DMA following the transaction and (ii) the cross-owned television station is not among the top-four ranked television stations in the DMA. Other proposed newspaper/broadcast transactions would be presumed not to be in the public interest, except in the case of a “failing” station or newspaper, or in the event that the proposed transaction results in a new source of news in the market. The FCC did not further relax the television-radio cross-ownership rules, the radio local ownership rules, or the television duopoly rules. Under the rule adopted, the Company would be entitled to a presumption in favor of common ownership in three of the four of the Company’s cross-ownership markets (New York, NY, Los Angeles, CA, Miami, FL) not covered by the FCC’s grant of a permanent waiver (Chicago, IL). Various parties, including the Company, have sought judicial review of the FCC’s order adopting the new rule.

Congress removed national limits on the number of broadcast stations a licensee may own in 1996. However, federal law continues to limit the number of radio and television stations a single owner may own in a local market, and caps the percentage of the national television audience that may be reached by a licensee’s television stations in the aggregate at 39%.

Television and radio broadcasting licenses are subject to renewal by the FCC, at which time they may be subject to petitions to deny the license renewal applications. At Dec. 30, 2007, the Company had FCC authorization to operate 23 television stations and one AM radio station.  In order to expedite the renewal grants, the Company entered into tolling agreements with the FCC for WPIX-TV, New York, WDCW-TV, Washington, D.C., WGNO-TV, New Orleans, WXIN-TV, Indianapolis, WXMI-TV, Grand Rapids, WGN-TV, Chicago, WPHL-TV, Philadelphia, KWGN-TV, Denver, KHCW-TV, Houston, KTLA-TV, Los Angeles, KTXL-TV, Sacramento, KSWB-TV, San Diego, KCPQ-TV, Seattle/Tacoma, WTIC-TV, and WPMT-TV Harrisburg, Pennsylvania).  The tolling agreements would allow the FCC to penalize the Company for rule violations that occurred during the previous license term notwithstanding the grant of renewal applications.

The television industry is in the final stages of the transition to digital television (‘‘DTV’’). By law, the transition to DTV is to occur by Feb. 17, 2009. The FCC has issued an order with the final, post-transition DTV channel assignments for every full power television station in the U.S. It also recently completed a proceeding that established the operating rules for DTV stations just before and after the transition in February 2009. Conversion to digital transmission requires all television broadcasters, including those owned by the Company, to invest in digital equipment and facilities. At Dec. 30, 2007, all of the Company’s television stations were operating DTV stations in compliance with the FCC’s rules.

The FCC still has not resolved a number of issues relating to the operation of DTV stations, including the possible imposition of additional ‘‘public interest’’ obligations attached to broadcasters’ use of digital spectrum.

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

Employees

The average number of full-time equivalent employees of the Company in 2007 was approximately 19,600, approximately 1,400 less than the average for 2006 due to employee reductions and the sales of discontinued

operations. The Company eliminated approximately 700 positions at various times during 2007 and approximately 450 positions during 2006. The eliminations in 2006 included approximately 100 positions related to discontinued operations prior to the sales of those businesses (see Note 4 to the Company’s consolidated financial statements in Item 8 for additional information on the sales of discontinued operations).

During 2007, the Company’s publishing segment employed an average of approximately 16,500 full-time equivalent employees. About 16% of these employees were represented by unions covered under 19 labor contracts. Contracts with unionized employees of the publishing segment expire at various times through June 2012.

The broadcasting and entertainment segment had an average of approximately 3,000 full-time equivalent employees in 2007. Approximately 24% of these employees were represented by unions covered under 20 labor contracts. Contracts with unionized employees of the broadcasting and entertainment segment expire at various times through December 2010.

Executive Officers of the Company

Information with respect to the executive officers of the Company as of March 20, 2008, is set forth below. Their ages are indicated in parentheses. The descriptions of the business experience of these individuals include the principal positions held by them since March 2003. Unless otherwise indicated, all references to positions are to officers of the Company.

Samuel Zell (66)

Chairman and Chief Executive Officer since December 2007; Director since May 2007. Chairman of Equity Group Investments, L.L.C. since 1999 and President since 2006. Chairman of Equity Office Properties Trust from October 1996 until its acquisition in February 2007; Chief Executive Officer from April 2002 to April 2003; President from April 2002 until November 2002.

Randy Michaels (55)

Executive Vice President and Chief Executive Officer of Tribune Interactive, Inc.* and Tribune Broadcasting Company* since December 2007. Chief Executive Officer of Local TV, LLC from early 2007 until December 2007.  Chairman and Chief Executive Officer of Clear Channel Communications from 1999 until 2002.  After leaving Clear Channel Communications, Mr. Michaels started several private broadcast firms, including RadioActive and Product 1st.  Mr. Michaels then began working with Oak Hill Capital partners in early 2005 on acquisition opportunities, culminating in the creation of Local TV, LLC in 2007.

Gerald A. Spector (61)

Executive Vice President and Chief Administrative Officer since December 2007.  Trustee and Executive Vice President of Equity Residential from March 1993 until December 2007; Chief Operating Officer from February 1995 until December 2007.

Donald C. Grenesko (59)

Senior Vice President/Finance and Administration.

Crane H. Kenney (45)

Senior Vice President, General Counsel and Secretary.

Scott C. Smith (57)

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

Risks Related to Our Capital Structure

We currently have significant debt and other financial obligations as a result of the Leveraged ESOP Transactions.

We have significant debt and other financial obligations as a result of the Leveraged ESOP Transactions. As of Dec. 30, 2007, we had approximately $12.8 billion of total debt outstanding. In connection with the Leveraged ESOP Transactions, we entered into the Credit Agreement and the Interim Credit Agreement and, in order to finance the Leveraged ESOP Transactions, we borrowed approximately $9.1 billion under the Credit Agreement and $1.6 billion under the Interim Credit Agreement. As described in more detail in Item 1. Business “Significant Events,” the $1.4 billion of borrowings under the Tranche X Facility in the Credit Agreement must be repaid in an aggregate amount of $650 million on Dec. 4, 2008, less any mandatory or other prepayments applied thereto, and the remaining outstanding amount of the Tranche X Facility must be repaid on June 4, 2009. The Credit Agreement also provides for a $750 million revolving credit facility that may be used for general corporate purposes and a $263 million delayed draw facility to be used to refinance medium-term notes which mature in 2008. Borrowings under the Credit Agreement and the Interim Credit Agreement are guaranteed by certain of our direct and indirect U.S. subsidiaries and borrowings under the Credit Agreement are secured by a pledge of the equity interests of Tribune Broadcasting Holdco, LLC and Tribune Finance, LLC, two of our subsidiaries.  Audited financial statements of these two subsidiaries are included in Part II, Item 8, hereof. In addition to our borrowings under the Credit Agreement and the Interim Credit Agreement, we also continue to have outstanding approximately $1.4 billion aggregate amount of our debentures and other senior notes and approximately $600 million of PHONES debt.

Our significantly increased debt level and related debt service obligations:

•                  require us to dedicate a substantial portion of our cash flows to the payment of principal and interest on our debt which will reduce the funds we have available for other purposes;

•                  limit our liquidity and operational flexibility and our ability to respond to the challenging general and industry-specific economic and business conditions that currently exist or that we may face in the future;

•                  may require us in the future to defer planned capital expenditures, further reduce the size of our workforce, reduce discretionary spending, dispose of assets or forgo acquisitions or other strategic opportunities, any of which decisions may affect our revenues and place us at a competitive disadvantage compared to our competitors with less debt or with comparable debt at more favorable interest rates and who, as a result, may be better positioned to withstand economic downturns or pursue key acquisitions or other strategic opportunities;

•                  impose on us additional financial and operational restrictions;

•                  expose us to increased interest rate risk because a substantial portion of our debt obligations are at variable interest rates; and

•                  subject us to market and industry speculation as to our financial condition and the effect of our debt level and debt service obligations on our operations, which speculation could be disruptive to our relationships with customers, suppliers, employees, creditors and other third parties.

We may not be able to generate sufficient cash to service or make required repayments of our indebtedness and we may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

We have significant interest expense and principal repayment obligations. Assuming the consummation of the Leveraged ESOP Transactions occurred at the beginning of fiscal year 2007, our pro forma interest expense for the twelve months ended Dec. 30, 2007 would have been approximately $1.0 billion assuming the LIBOR rates as of March 10, 2008. Further, the $1.4 billion of borrowings under the Tranche X Facility in the Credit Agreement must be repaid in an aggregate amount of $650 million on Dec. 4, 2008, less any mandatory or other prepayments applied thereto, and the remaining outstanding amount of the Tranche X Facility must be repaid on June 4, 2009. Our ability to make scheduled payments or prepayments on our debt and other financial obligations will depend on our future financial and operating performance and our ability to dispose of assets on favorable terms. There can be no assurances that our businesses will generate sufficient cash flows from operations or that future borrowings under the revolving credit facility will be available to us in an amount sufficient to enable us to pay our indebtedness or to fund our other liquidity needs or that any such asset dispositions can be completed. Our financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond our control. In 2007, publishing operating revenues decreased 9% primarily due to a decrease in advertising revenue. We have experienced accelerating declines in publishing operating revenues in 2008 to date. Our increased leverage exposes us to significant risk during periods of downturns in our businesses (whether through competitive pressures or otherwise), in our industries or in the economy generally, as our cash flows would likely decrease in this scenario, but our required principal payments in respect of indebtedness do not change and our interest expense obligations could increase due to increases in interest rates.

If our cash flows and capital resources are insufficient to fund our debt service obligations, we will likely face increased pressure to reduce or delay capital expenditures, dispose of assets or operations, further reduce the size of our workforce, seek additional capital or restructure or refinance our indebtedness. These actions could have a material adverse effect on our business, financial condition and results of operations. In addition, we cannot assure that we would be able to take any of these actions, that these actions would be successful and permit us to meet our scheduled debt service obligations or that these actions would be permitted under the terms of our existing or future debt agreements, including the Credit Agreement and the Interim Credit Agreement. For example, we may need to refinance all or a portion of our indebtedness on or before maturity. There can be no assurance that we will be able to refinance any of our indebtedness on commercially reasonable terms or at all. In the absence of improved operating results and access to capital resources, we could face substantial liquidity problems and might be required to dispose of material assets or operations to meet our debt service and other obligations. The Credit Agreement and the Interim Credit Agreement restrict our ability to dispose of assets and use the proceeds from the disposition. We may not be able to consummate those dispositions or to obtain the proceeds realized.  Additionally, these proceeds may not be adequate to meet the debt service obligations then due.

If we cannot make scheduled payments or prepayments on our debt, we will be in default and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy or liquidation or required to substantially restructure or alter our business operations or debt obligations.

Restrictive covenants under the Credit Agreement and the Interim Credit Agreement may adversely affect our operations and liquidity.

The Credit Agreement and the Interim Credit Agreement contain, and any future indebtedness we incur may contain, various covenants that limit our ability to, among other things:

•                  incur or guarantee additional indebtedness, including additional secured indebtedness and/or subsidiary indebtedness;

•                  make certain distributions, investments and other restricted payments;

•                  dispose of our assets;

•                  grant liens on our assets;

•                  engage in transactions with affiliates; and

•                  merge or consolidate or transfer substantially all of our assets.

As a result of these covenants, we are limited in the manner in which we conduct our business and we may be unable to engage in favorable business activities or finance future operations or capital needs. In addition, the covenants in the Credit Agreement require us to comply with a specified maximum total guaranteed leverage ratio and minimum interest coverage ratio. Our ability to comply with the covenants and restrictions contained in the agreements governing our indebtedness may be affected by economic, financial and industry conditions beyond our control. A breach of any of these covenants or any of the other restrictive covenants could result in a default under the Credit Agreement and the Interim Credit Agreement. Upon the occurrence of an event of default under the Credit Agreement and the Interim Credit Agreement, the lenders:

•                  will not be required to lend any additional amounts to us;

•                  could elect to declare all borrowings outstanding thereunder, together with accrued and unpaid interest and fees, to be due and payable;

•                  could require us to apply all of our available cash to repay these borrowings; or

•                  could require us to engage in other restructuring transactions that could materially affect our stakeholders’ interest in the Company or our business operations;

any of which could also result in an event of default under our indentures governing our existing senior notes or PHONES debt.

We are a holding company and our ability to make payments on our indebtedness depends on our ability to receive dividends and other distributions from our subsidiaries.

Tribune Company is a holding company with limited direct operations. Our principal assets are the equity interests that we hold in our operating subsidiaries. As a result, we are dependent on dividends and other distributions from our subsidiaries to generate the funds necessary to meet our financial obligations, including the payment of principal and interest on our outstanding indebtedness. Our subsidiaries may not generate sufficient cash from operations to enable us to make principal and interest payments on our indebtedness. In addition, any payment of dividends, distributions, loans or advances to us by our subsidiaries could be subject to legal or regulatory restrictions on dividends. Payments to us by our subsidiaries will be contingent upon our subsidiaries’ cash flows.

Variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.

As of Dec. 30, 2007, approximately $10.6 billion of our borrowings, primarily borrowings under the Credit Agreement and the Interim Credit Agreement, were at variable rates of interest and expose us to interest rate risk. If interest rates increase, our debt service obligations on the variable rate indebtedness would increase even though the amount borrowed remained the same. Under the terms of the Credit Agreement discussed in Item 1, Business “Significant Events”, we are required to enter into hedge arrangements to offset a percentage of our interest rate exposure under the Credit Agreement and other debt with respect to borrowed money.  We are party to three interest rate swaps confirmations with Barclays Bank, which provides for (i) a two-year hedge with respect to $750 million in notional amount, (ii) a three-year hedge with respect to $1 billion in notional amount and (iii) a five-year hedge with respect to $750 million in notional amount. The swaps confirmations effectively converted a portion of the variable rate borrowings under the Tranche B Facility in the Credit Agreement to a weighted average fixed rate of 5.31% plus a margin of 300 basis points. We are also party to an additional interest rate swap agreement related to the $100 million 7.5% debentures due in 2023 which effectively converts the fixed 7.5% rate to a variable rate based on LIBOR. Although we may enter into additional interest rate swaps, involving the exchange of floating for fixed rate interest payments, to reduce interest rate volatility, we cannot provide assurances that we will be able to do so or that such swaps will be effective.

If we fail to maintain our election to be treated as a subchapter S corporation under the Internal Revenue Code, we will remain subject to federal income tax and, in the future, may be required to obtain a significant investment in the Company.

The Credit Agreement and the Interim Credit Agreement require that we make and maintain an election to be treated as a subchapter S corporation under the Internal Revenue Code. As discussed in Item 1, Business “Significant Events”, on March 13, 2008, we filed an election to be treated as a subchapter S Corporation under the Internal Revenue Code effective for fiscal year 2008 and beyond. Subject to certain limitations (such as the built-in gains tax applicable for ten years to gains accrued prior to the election), as a result of this election we are no longer subject to federal income tax. Instead, our income is required to be reported by our shareholders. The Company’s Employee Stock Ownership Plan is generally not taxed on the amount of income that is passed through to it. If we fail to maintain the election, we will once again be subject to federal income tax.

Further, if we fail to maintain the S corporation election for any year beginning with 2009, then we will be required under the Credit Agreement and the Interim Credit Agreement in each such year to obtain an investment in the Company in the form of common stock or subordinated debt of the Company in an amount up to $100 million. If we are unable to keep the S corporation election effective as a result of governmental, regulatory or administrative challenge or change in law, rule or regulation, we will not be required under the Credit Agreement and the Interim Credit Agreement to obtain such an investment for so long as we are diligently contesting in good faith by appropriate proceedings our inability to keep such election effective. However, if after contesting our inability to keep such election effective we are still unable to keep the S corporation election effective, we will be required by the terms of the Credit Agreement and the Interim Credit Agreement to obtain an investment of up to $100 million per year in respect of all applicable years beginning with 2009 for which the S corporation was not effective. There can be no assurance that the Company will be able to obtain such an investment and the failure to obtain such an investment in those circumstances could result in a default under the Credit Agreement and the Interim Credit Agreement and, as a result, among other things, our debt holders could declare all outstanding principal and interest to be due and payable and we could be forced into bankruptcy or liquidation or required to substantially restructure or alter our business operations or debt obligations.

Risks Related to Our Business

Advertising demand will continue to be impacted by changes in economic conditions and fragmentation of the media landscape.

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

All of these factors continue to contribute to a difficult sales environment and may further adversely impact our ability to grow or maintain our revenues.

Circulation and audience share may continue to decline as consumers migrate to other media alternatives.

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

Our advertising and circulation revenues have declined, reflecting general trends in the newspaper industry, including declining newspaper buying by young people and the migration to other available forms of media for news. In order to address declining circulation in certain markets, we may increase marketing designed to retain our existing subscriber base and continue to introduce niche publications targeted at commuters and young adults. We may also increase marketing efforts to drive traffic to our proprietary websites.

Changes in the regulatory landscape could affect our business operations and asset mix.

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

From time to time, the FCC revises existing regulations and policies in ways that could affect our broadcasting operations. In addition, Congress from time to time considers and adopts substantive amendments to governing communications legislation. We cannot predict what regulations or legislation may be proposed, what regulations or legislation may be finally enacted, or what effect, if any, such regulations or legislation could have on our broadcasting operations. See ‘‘Business—Governmental Regulation’’ in Item 1, hereof for a discussion of the newly proposed television/newspaper cross-ownership rule and the effect the outcome could have on our business.

The availability and cost of quality network-provided and syndicated programming may impact television ratings.

The cost of syndicated programming represents a significant portion of television operating expenses. Programming emphasis at our stations is placed on network-provided programming, syndicated series, feature motion pictures, local and regional sports coverage, news, and children’s programs. Most of our stations’ programming is acquired from outside sources, including the networks with which our stations are affiliated, and some is produced locally or supplied by Tribune Entertainment Company. Network-provided programming is dependent on our ability to maintain our existing network affiliations and the continued existence of such networks. Syndicated programming costs are impacted largely by market factors, including demand from other stations or cable channels within the market. Availability of syndicated programming depends on the production of compelling programming and the willingness of studios to offer the programming to unaffiliated buyers. Our inability to continue to acquire or produce affordable programming for our stations could adversely affect operating results or our financial condition.

Events beyond our control may result in unexpected adverse operating results.

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

Newsprint prices may continue to be volatile and difficult to predict and control.

Newsprint is one of the largest expenses of our publishing units. The price of newsprint has historically been volatile and the consolidation of North American newsprint mills over the years has reduced the number of suppliers. We have historically been able to realize favorable newsprint pricing by virtue of our company-wide volume and a long-term contract with a significant supplier. However, recent supplier consolidation has led to increases in newsprint prices. Failure to maintain our current consumption levels, further supplier consolidation or the inability to maintain our existing relationships with our newsprint suppliers could adversely impact newsprint prices in the future.

Changes in accounting standards can significantly impact reported earnings and operating results.

Generally accepted accounting principles and accompanying pronouncements and implementation guidelines for many aspects of our business, including those related to intangible assets, pensions, employee stock ownership plans, income taxes, derivatives, equity-based compensation and broadcast rights, are complex and involve significant judgments. Changes in these rules or their interpretation could significantly change our reported earnings and operating results.

Adverse results from litigation or governmental investigations can impact our business practices and operating results.

From time to time, Tribune and its subsidiaries are parties to litigation and regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Adverse outcomes in lawsuits or investigations could result in significant monetary damages or injunctive relief that could adversely affect our operating results or financial condition as well as our ability to conduct our businesses as they are presently being conducted. See Item 3. ‘‘Legal Proceedings’’ for a description of certain of our pending litigation and regulatory matters and other proceedings with governmental authorities.

We could be faced with additional tax liabilities.

We are subject to both federal and state income taxes and are regularly audited by federal and state taxing authorities. Significant judgment is required in evaluating our tax positions and in establishing appropriate reserves. We analyze our tax positions and reserves on an ongoing basis and make adjustments when warranted based on changes in facts and circumstances. While we believe our tax positions and reserves are reasonable, the resolution of our tax issues are unpredictable and could negatively impact our effective tax rate, net income or cash flows for the period or periods in question. See “Risk Factors—Risks Related to Our Capital Structure” above for a discussion regarding our election to be treated as a subchapter S Corporation under the Internal Revenue Code effective for fiscal year 2008 and beyond.

Labor strikes, lock-outs and protracted negotiations can lead to business interruptions and increased operating costs.

Union employees currently comprise about 17% of our workforce. We are required to negotiate collective bargaining agreements across our business units on an ongoing basis. Complications in labor negotiations can lead to work slowdowns or other business interruptions and greater overall employee costs.

Acquisitions, investments and divestitures pose inherent financial and other risks and challenges.

We intend to pursue dispositions of certain assets or businesses or other transactions to enable us to repay a portion of our indebtedness and meet our financial or operating covenants contained in our debt agreements. In addition, we continuously evaluate our businesses and make strategic acquisitions and investments, either individually or with partners, and divestitures as part of our strategic plan. These transactions involve challenges and risks in negotiation, execution, valuation and integration. There can be no assurance that any such dispositions can be completed. Moreover, competition for certain types of acquisitions is significant, particularly in the Interactive space. Even if successfully negotiated, closed and integrated, certain acquisitions or investments may prove not to advance our business strategy and may fall short of expected return on investment targets. In certain of our investments, we take a minority position in a company with limited voting rights and an inability to exert absolute control over the entity.

ITEM 1B.    UNRESOLVED STAFF COMMENTS.

None.

ITEM 2.    PROPERTIES.

The corporate headquarters of the Company are located at 435 North Michigan Avenue, Chicago, Illinois. The general character, location and approximate size of the principal physical properties used by the Company on Dec. 30, 2007 are listed below. In total, the Company owns or leases transmitter sites, parking lots and other land aggregating approximately 1,048 acres in 87 separate locations. In addition to those properties listed below, the Company owns or leases an aggregate of approximately 3,011,451 square feet of office and production space in 291 locations. The Company also owns Wrigley Field, the 41,118-seat stadium used by the Chicago Cubs baseball team. The Company considers its various properties to be in good condition and suitable for the purposes for which they are used.

	Approximate Area in Square Feet
General Character of Property	Owned		Leased(1)
Publishing:
Printing plants, business and editorial offices, and warehouse space located in:
Los Angeles, CA	656,000		1,334,000
Chicago, IL	1,583,000	(2)	89,000
Melville, NY	—		719,000
Baltimore, MD	10,000		875,000
Hartford, CT	173,000		337,000
Orlando, FL	374,000		81,000
Deerfield Beach, FL	320,000		44,000
Costa Mesa, CA	339,000		47,000
Irwindale, CA	—		325,000
Allentown, PA	222,000		—
Chatsworth, CA	—		52,000
Newport News, VA	218,000		22,000
Northlake, IL	—		246,000
Fort Lauderdale, FL	—		163,000
Oakbrook, IL	—		99,000
Stamford, CT	85,000	(3)	—
Miller Place, NY	85,000		—
Glens Falls, NY	—		59,000
Bel Air, MD	52,000		—
Columbia, MD	29,000		14,000
Greenwich, CT	24,000	(3)	—
Washington, DC	—		41,000
Williamsburg, VA	25,000		3,000
Broadcasting and entertainment:
Business offices, studios and transmitters located in:
Los Angeles, CA	309,000	(4)	65,000
Chicago, IL	132,000		6,000
New York, NY	—		121,000
Indianapolis, IN	79,000		—
Seattle, WA	68,000		—
Greenwood Village, CO	42,000		—
Maryland Heights, MO	—		39,000
Houston, TX	34,000		—
Dallas, TX	33,000		—
San Diego, CA	—		26,000
Hartford, CT	—		22,000
Philadelphia, PA	21,000		4,000

	Approximate Area in Square Feet
General Character of Property	Owned	Leased(1)
Sacramento, CA	24,000	—
Grand Rapids, MI	21,000	—
Hollywood, FL	20,000	—
York, PA	20,000	—
Beaverton, OR	14,000	—
Washington, DC	—	13,000

(1)   The Company has financed eight real properties, constituting 2,989,000 square feet from TMCT. This property financing arrangement was amended by Tribune and TMCT on Sept. 22, 2006, to extend the properties’ current fixed rental rate through Aug. 7, 2021. Under the terms of the amended financing agreement, the Company was granted an accelerated option to acquire the eight properties during the month of January 2008 for $175 million. The Company exercised this option on Jan. 29, 2008 and expects to complete this acquisition in April 2008. See Note 8 to the Company’s consolidated financial statements in Item 8 for further discussion.

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

(3)   The properties in Stamford, CT and Greenwich, CT are included in assets held for sale at Dec. 30, 2007.  See Note 4 to the Company’s consolidated financial statements in Item 8.

(4)   During the third quarter of 2007, the Company commenced a process to sell the real estate and related assets of its studio production lot located in Hollywood, California. The sale of the studio production lot closed on Jan. 30, 2008.  In connection with the closing of the sale, the Company entered into a five-year lease for a portion of the studio production lot currently utilized by the Company’s KTLA-TV station.

ITEM 3.    LEGAL PROCEEDINGS.

The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies.

Matthew Bender and Mosby Income Tax Liability—During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate transactions, which were structured to qualify as tax-free reorganizations under the Internal Revenue Code. The Company believes these transactions were completed on a tax-free basis. However, the Internal Revenue Service (‘‘IRS’’) audited the transactions and disagreed with the position taken by Times Mirror. In the fourth quarter of 2001, the Company received an IRS adjustment to increase Times Mirror’s 1998 taxable income by approximately $1.6 billion. The Company filed a petition in the United States Tax Court in November 2002 to contest the IRS position, and in December 2004, the Company presented its position in Tax Court.

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

The Company appealed the Tax Court ruling to the United States Court of Appeals for the Seventh Circuit. On June 1, 2007, the Company announced that an offer of settlement was pending in its appeal. The Company finalized the settlement during the third quarter of 2007. As a result of the settlement, the Company received refunds of federal income taxes and interest of $4 million on Sept. 26, 2007 and $340 million on Oct. 1, 2007. After consideration of income taxes on the interest received, the net cash proceeds totaled approximately $286 million. These refunds, together with related state income tax benefits of $29 million, were accounted for as a $91 million reduction in 2007 income tax expense and a $224 million reduction in goodwill recorded on the Company’s consolidated balance sheet. For further information, see Note 14 to the Company’s consolidated financial statements in Item 8.

Newsday and Hoy, New York Charge—In February 2004, a purported class action lawsuit was filed in New York Federal Court by certain advertisers of Newsday and Hoy, New York, alleging that they were overcharged for advertising as a result of inflated circulation numbers at these two publications. The purported class action also alleges that entities that paid a Newsday subsidiary to deliver advertising flyers were overcharged. The Company is vigorously defending this suit.  In July 2004, another lawsuit was filed in New York Federal Court by certain advertisers of Newsday alleging damages resulting from inflated Newsday circulation numbers as well as federal and state antitrust violations. On Feb. 11, 2008, this suit was settled with all defendants.

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

In the fourth quarter of 2007, the Company recorded an additional pretax charge of $3 million pertaining to Newsday. The Company will continue to evaluate the adequacy of the advertiser settlement accrual on an ongoing basis (see Note 5 to the Company’s consolidated financial statements in Item 8).

In addition to the advertiser lawsuits, several class action and shareholder derivative suits were filed against the Company and certain of its current and former directors and officers as a result of the circulation misstatements at Newsday and Hoy, New York. These suits alleged breaches of fiduciary duties and other managerial and director failings under Delaware law, the federal securities laws and the Employee Retirement Income Security Act (“ERISA”). The consolidated shareholder derivative suit filed in Illinois state court in Chicago was dismissed with prejudice on March 10, 2006.  The appeal of this dismissal to the Illinois State Court of Appeals was voluntarily dismissed by the plaintiff following the closing of the Company’s going private transaction. The consolidated securities class action lawsuit and the consolidated ERISA class action lawsuit filed in Federal District Court in Chicago were both dismissed with prejudice on Sept. 29, 2006, and the dismissals are currently being appealed to the United States Court of Appeals for the Seventh Circuit.  Oral arguments of the consolidated securities and ERISA class action appeals were heard on Jan. 23, 2008. The Company continues to believe these suits are without merit and will continue to vigorously defend them.

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

On Dec. 17, 2007, Newsday and Hoy, New York reached a non-prosecution agreement with the United States Attorneys’ Office for the Eastern District of New York that ended the federal inquiry into the circulation practices of Newsday and Hoy, New York.  The agreement recognized Newsday’s and Hoy, New York’s full cooperation with the investigation; the implementation of new practices and procedures to prevent fraudulent circulation practices, the payment of approximately $83 million in restitution to advertisers, and a civil forfeiture payment of $15 million, which is available for additional restitution.  The $15 million civil forfeiture payment is included in 2007 non-operating expense (see Note 2 of the Company’s consolidated financial statements in Item 8). Nine former employees and contractors of Newsday and Hoy, New York have pleaded guilty to various criminal charges in connection with the fraudulent circulation practices uncovered by the Company.  They are awaiting the imposition of sentence.

Media Ownership Rules—On Nov. 30, 2007, the FCC issued an order (the “Order”) granting the Company temporary waivers of the newspaper/broadcast cross-ownership rule in Miami, Florida (WSFL-TV and the South Florida Sun-Sentinel); Hartford, Connecticut (WTXX-TV/WTIC-TV and the Hartford Courant); Los Angeles, California (KTLA-TV and the Los Angeles Times); and New York, New York (WPIX-TV and Newsday), for a six-month period beginning Jan. 1, 2008.  The six-month waiver could be automatically extended under two conditions: (1) if the Company appeals the Order, the waivers are extended for the longer of two years or six months after the conclusion of the litigation over the Order; or (2) if the FCC adopts a revised newspaper-broadcast cross-ownership rule prior to Jan. 1, 2008, the waivers are extended for a two-year period to allow the Company to come into compliance with any revised rule, provided that in the event the revised rule is the subject of a judicial stay, the waiver is extended until six months after the expiration of any such stay.

The Order also granted the Company a permanent waiver of the newspaper-broadcast cross-ownership rule to permit continued common ownership of WGN-AM, WGN-TV and the Chicago Tribune in Chicago, Illinois; a permanent “failing station” waiver of the television duopoly rule to permit continued common ownership of WTIC-TV and WTXX-TV in Hartford, Connecticut; and granted satellite station status to WTTK-TV, Kokomo, Indiana to permit continued common ownership with WTTV-TV, Bloomington, Indiana.

The Company filed an appeal of the Order in the United States Court of Appeals for the District of Columbia Circuit on Dec. 3, 2007, thus automatically extending the waivers for two years or until six months after the conclusion of that appeal, whichever is longer.  Intervenors have filed a motion to dismiss the appeal, as well as a motion to hold the appeal in abeyance; the Company and others have filed oppositions to these motions.  Various parties have filed petitions for reconsideration of the Order with the FCC; the Company has filed oppositions to such filings with the FCC.

On Dec. 18, 2007, the FCC announced in an FCC news release the adoption of revisions to the newspaper/broadcast cross-ownership rule. The FCC, on Feb. 4, 2008, released the full text of the rule. The revised rule establishes a presumption that the common ownership of a daily newspaper of general circulation and either a television or a radio broadcast station in the top 20  Nielsen Designated Market Areas (‘‘DMAs’’) would serve the public interest, provided that, if the transaction involves a television station, (i) at least eight independently owned and operating major media voices (defined to include major newspapers and full-power commercial television stations) would remain in the DMA following the transaction and (ii) the cross-owned television station is not among the top-four ranked television stations in the DMA. Other proposed newspaper/ broadcast transactions would be presumed not to be in the public interest, except in the case of a “failing” station or newspaper, or in the event that the proposed transaction results in a new source of news in the market. The FCC did not further relax the television-radio cross-ownership rules, the radio local ownership rules, or the television duopoly rules. Under the rule adopted, the Company would be entitled to a presumption in favor of common ownership in three of the four of the Company’s cross-ownership markets (New York, New York; Los Angeles, California, and Miami, Florida) not covered by the FCC’s grant of a permanent waiver (Chicago, Illinois).

Various parties, including the Company, have sought judicial review of the FCC’s order adopting the new rule, seeking either to challenge the relaxation of the complete prohibition on cross-ownership or the retention of any restrictions. While the Company remains optimistic that the cross-ownership relief granted in major markets will be upheld, it cannot predict with certainty the timing or the outcome of the FCC’s reconsideration proceeding concerning the Nov. 30, 2007 order, the Company’s appeal of the Order, or the various challenges to the adoption of the new rule on Dec. 18, 2007.

PHONES Indenture—The Company received a letter dated April 9, 2007, (1) stating that it was written on behalf of two hedge funds purporting to hold approximately 37% of the Company’s 8,000,000 PHONES Exchangeable Subordinated Debentures due 2029 (the ‘‘PHONES’’), (2) purporting to give a ‘‘notice of default’’ that the Company has violated the ‘‘maintenance of properties’’ covenant in the indenture under which the PHONES were issued (the ‘‘PHONES Indenture’’) and (3) informing the Company that failure to remedy such purported violation within 60 days of notice will result in an ‘‘event of default’’ under the PHONES Indenture (which could, if properly declared, result in an acceleration of principal and interest payable with respect to the PHONES). On April 27, 2007, the Company received a letter from the law firm purporting to represent the two hedge funds stating that the law firm also purported to represent a third hedge fund, which, together with the first two hedge funds, purported to hold 55% of the Company’s PHONES and reiterating the claims set forth in the April 9, 2007 letter.

The particular covenant in question, Section 10.05 of the PHONES Indenture, requires the Company to ‘‘cause all properties used or useful in the conduct of its business or the business of any Subsidiary to be maintained and kept in good condition, repair and working order (normal wear and tear excepted) and supplied with all necessary equipment… all as in the judgment of the Company may be necessary so that the business carried on in connection therewith may be properly and advantageously conducted at all times….’’ Section 10.05 of the PHONES Indenture expressly provides that the covenant does not ‘‘prevent the Company from discontinuing the operation and maintenance of any such properties, or disposing of any of them, if such discontinuance or disposal is, in the judgment of the Company or of the Subsidiary concerned, desirable in the conduct of its business or the business of any Subsidiary and not disadvantageous in any material respect to the Holders [of the PHONES].’’ The letters suggest that the Company’s recent sales of three television stations, announced intention to dispose of an interest in the Chicago Cubs baseball team and recent and proposed issuances of debt and return of capital to stockholders violated or will violate this maintenance of properties covenant.

On May 2, 2007, the Company sent a letter to the law firm purporting to represent the hedge funds rejecting their purported ‘‘notice of default’’ as defective and invalid because the Company was not in default of Section 10.05, the entities the law firm purported to represent were not ‘‘Holders’’ as defined in the PHONES Indenture, and because the law firm had provided no evidence that it was an agent duly appointed in writing as contemplated by Section 1.04 of the PHONES Indenture. The law firm sent a letter to the Company on May 8, 2007 responding to the Company’s May 2, 2007 letter, reiterating its claim that the Company was in default of Section 10.05 and stating that it had properly noticed a default pursuant to Section 5.01(4) of the Indenture. The Company further responded by letter dated May 18, 2007 reaffirming its rejection of the purported ‘‘notice of default’’ and reiterating its position that the Company was not in default of Section 10.05 and that the entities the law firm purported to represent were not entitled to provide a notice of default under Section 5.01(4) of the PHONES Indenture.

On July 23, 2007, the Company received a letter from the law firm purporting to represent the hedge funds, purported to hold 70% of the Company’s PHONES, stating that the Company has breached Section 10.05 of the PHONES Indenture, such breach was continuing on the date of such letter, which was more than 60 days after the purported ‘‘notice of default’’ had been given, and that pursuant to Section 5.01(4) of the Indenture, an ‘‘event of default’’ under the PHONES Indenture had occurred and was continuing. The July 23, 2007 letter further stated that the hedge funds were declaring the outstanding principal of $157 per share of all of the outstanding PHONES, together with all accrued but unpaid interest thereon to be due and payable immediately, and were demanding immediate payment of all such amounts. On July 27, 2007, the Company sent a letter to the trustee under the PHONES Indenture and the law firm purporting to represent the three hedge funds rejecting the allegations made in such law firm’s July 23, 2007 letter and reiterating the Company’s position that the Company is not in default of Section 10.05 and that such hedge funds are not entitled under the PHONES Indenture to provide the purported notice of default.

On Aug. 10, 2007, the law firm purporting to represent the three hedge fund holders sent a letter to the trustee under the PHONES Indenture stating that the PHONES holders intended to institute proceedings to confirm the alleged covenant default and acceleration notice. On Sept. 17, 2007, the Company received copies of default notices from Cede & Co., the record holder of the PHONES, on behalf of the three hedge fund holders. These purported notices of default indicate that they were issued at the request of each of the hedge funds by Cede & Co., the holder of record for the notes beneficially owned by each of the hedge funds. The letter stated that Tribune was required to remedy the purported default within 60 days of the date of the letter and that failure to do so would constitute an ‘‘Event of Default’’ under the PHONES Indenture. On Dec. 26, 2007, the Company received copies of notices of acceleration from Cede & Co.,  purportedly on behalf of the three hedge fund holders.  These purported notices of acceleration indicate that they were issued at the request of each of the hedge funds by Cede & Co., the holder of record for the notes beneficially owned by each of the hedge funds.  To date, the trustee under the PHONES Indenture has not initiated any action on behalf of the PHONES holders.

The Company continues to believe that the hedge funds’ claims are without merit and that the Company remains in full compliance with Section 10.05 of the PHONES Indenture. The Company will enforce and defend vigorously its rights under the PHONES Indenture.

PHONES Interest—In connection with the routine examination of the Company’s federal income tax returns for 2000 through 2003, the IRS proposed that the Company capitalize the interest on the PHONES as additional tax basis in the Company’s 16 million shares of Time Warner common stock, rather than allowing the Company to currently deduct such interest. The National Office of the IRS has issued a Technical Advice Memorandum that supports the proposed treatment. The Company disagrees with the IRS’s position and requested that the IRS administrative appeals office review the issue. The effect of the treatment proposed by the IRS would be to increase the Company’s tax liability by approximately $189 million for the period 2000 through 2003 and by approximately $245 million for the period 2004 through 2007.

During the fourth quarter of 2006, the Company reached an agreement with the IRS appeals office regarding the deductibility of the PHONES interest expense. The agreement would apply for the tax years 2000 through the 2029 maturity date of the PHONES. In December of 2006, under the terms of the agreement reached with the IRS appeals office, the Company paid approximately $81 million of tax plus interest for tax years 2000 through 2005. The tax payments were recorded as a reduction in the Company’s deferred tax liability, and the interest was recorded as a reduction in the Company’s income tax reserves. The agreement reached with the appeals office is being reviewed by the Joint Committee on Taxation. A decision from the Joint Committee on Taxation is expected by the end of the second quarter of 2008.

Shareholder Derivative Litigation—On Sept. 19, 2006, a Company stockholder filed a complaint in the United States District Court for the Northern District of Illinois against the Company’s directors, with the exception of Messrs. Chandler, Goodan and Stinehart, and the Company as a nominal defendant, alleging direct and derivative claims on behalf of a purported class of Company stockholders for breach of fiduciary duty in connection with the Company’s May 2006 share repurchase program and the manner in which the Board was handling its exploration of strategic alternatives. After the judge in that case issued a memorandum questioning whether plaintiff had satisfied the requirements for diversity jurisdiction in order to maintain the case in federal court, plaintiff moved to dismiss the case voluntarily without prejudice. The district court dismissed the case on Sept. 27, 2006.

Approximately seven weeks later, on Nov. 17, 2006, the same plaintiff filed a complaint captioned Garamella v. FitzSimons, et al., No. BC362110, in the Superior Court of California, Los Angeles County, alleging substantially identical direct and derivative claims on behalf of a purported class of Company stockholders against all Company directors, including Messrs. Chandler, Goodan and Stinehart, and the Company as a nominal defendant. After the Company announced the Leveraged ESOP Transactions on April 2, 2007, and before any responsive pleading was due, plaintiff amended the California complaint to include claims alleging that the Company’s directors breached their fiduciary duties to stockholders in connection with the negotiation of the Leveraged ESOP Transactions and execution of the related documents. Specifically, plaintiff claimed that the directors’ desire to entrench themselves on the Company’s Board caused them to breach their fiduciary duties by undertaking the May 2006 share repurchase program which caused the Company to take on additional debt and, according to plaintiff, become less attractive to potential bidders. Plaintiff further alleged that the directors’ entrenchment motives caused them to breach their fiduciary duties by rejecting certain strategic alternatives for the Company, such as a sale of individual Company assets or a tax-free spin-off, and by keeping in place certain of the Company’s corporate governance mechanisms such as the stockholder rights plan and the staggered structure of the Board. With respect to the Merger Agreement and the auction process that preceded it, plaintiff claimed that the directors breached their fiduciary duties by setting a bid deadline of March 31, 2007 and thereby ‘‘cutting short’’ the bidding process, by structuring the transaction to include an up-front tender offer which plaintiff characterizes as ‘‘coercive,’’ and by structuring the transaction so that ‘‘insider shareholders’’ such as the Chandler Trusts and McCormick Tribune Foundation obtain additional unique benefits from the transaction that are not available to other stockholders. Defendants filed motions to dismiss the California complaint on April 20, 2007. On May 4, 2007, the court denied defendants’ motions to dismiss. On May 18, 2007, plaintiff filed a motion for a preliminary injunction seeking to enjoin the Company from completing the Tender Offer until the Company (1) took steps to maximize shareholder value, (2) removed the allegedly coercive aspects of the Tender Offer and (3) disclosed all material information about the Tender Offer to stockholders. On May 22, 2007, the court denied plaintiff’s motion for a preliminary injunction. On Feb. 26, 2008, plaintiff filed a stipulation and proposed order regarding the voluntary dismissal of this action. The court entered the order dismissing the case on Feb. 27, 2008.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

On Dec. 20, 2007, the Company consummated the Merger, as defined and discussed in Part I, Item 1, hereof.  Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the Merger, other than shares held by the Company, the ESOP or Merger Sub immediately prior to the Merger (in each case, other than shares held on behalf of third parties), and shares held by shareholders who validly exercised appraisal rights, was cancelled and automatically converted into the right to receive $34.00, without interest and less any applicable withholding taxes.

The Company notified the New York Stock Exchange (the “NYSE”) that the Merger was consummated and requested that the Company’s common stock (and associated Series A junior participating preferred stock purchase rights) be suspended from the NYSE, effective as of the close of market on Dec. 20, 2007, and that the NYSE file with the Securities and Exchange Commission an application on Form 25 to report that the shares of the Company’s common stock and associated Series A junior participating preferred stock purchase rights are no longer listed on the NYSE.

Prior to the Merger, total cash dividends declared on the Company’s common stock were $43 million in 2007 and $195 million for 2006.  The Company ceased paying cash dividends after the first quarter of 2007.

Common Stock Repurchases—As defined and discussed in the description of the Leveraged ESOP Transactions contained in Part I, Item 1, hereof, the Company completed two common stock repurchases in 2007.  The following table summarizes the Company’s 2007 common stock repurchases (in thousands):

	Shares	Cost
June 4, 2007 Share Repurchase	126,007	$4,289,192
Dec. 20, 2007 Merger consummation	118,586	4,032,081
Total common stock repurchases	244,593	$8,321,273

ITEM 6.    SELECTED FINANCIAL DATA.

Selected financial data for the years 2003 through 2007 is contained under the heading “Five Year Financial Summary” on pages 141 and 142 and is derived from financial statements for those years. The information contained in the “Five Year Financial Summary” is not necessarily indicative of the results of operations to be expected for future years, and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included in Item 7 and the Company’s consolidated financial statements and related notes thereto included in Item 8 of this Form 10-K which were audited by the Company’s independent registered public accounting firm, PricewaterhouseCoopers LLP.

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

FORWARD-LOOKING STATEMENTS

The discussion contained in this Item 7 (including, in particular, the discussion under “Overview”), the information contained in Item 7A, “Quantitative and Qualitative Disclosures About Market Risk,” and the information contained in the subsequent notes to the Company’s consolidated financial statements, contain certain forward-looking statements that are based largely on the Company’s current expectations. Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements including, but not limited to, the items discussed in Item 1A, “Risk Factors.” Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: our ability to generate sufficient cash to service the significant debt levels and other financial obligations as a result of the Leveraged ESOP Transactions (as defined below in “Significant Events”); potential impacts to operations and liquidity as a result of restrictive covenants under our senior credit facilities; our dependency on dividends and distributions from our subsidiaries to make payments on our indebtedness; increased interest rate risk due to variable rate indebtedness; the ability to maintain subchapter S corporation status; changes in advertising demand, circulation levels and audience shares; regulatory and judicial rulings; availability and cost of broadcast rights; competition and other economic conditions; changes in newsprint prices; changes in accounting standards; adverse results from litigation, governmental investigations or tax related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments and divestitures; the effect of derivative transactions; the Company’s reliance on third-party vendors for various services; and other events beyond the Company’s control that may result in unexpected adverse operating results.

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

Publishing currently consists primarily of nine daily newspapers, which include related businesses such as interactive websites. Publishing represented 72% of the Company’s consolidated revenues in 2007. About 78% of publishing revenues were derived from advertising. These revenues were generated from the sale of advertising space in published issues of the newspapers and on interactive websites. Approximately 14% of publishing revenues were generated from the sales of newspapers to individual subscribers or to sales outlets, which re-sell the newspapers. The remaining 8% of revenues came from a variety of activities including the syndication of columns, features, information and comics to newspapers, commercial printing operations, sales of entertainment listings and other publishing-related activities.

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

Significant expense categories for publishing include compensation, newsprint and ink and other operating expenses. Compensation, which includes benefits expense and stock-based compensation expense in 2007 and 2006, represented 40% of publishing’s consolidated operating expenses in 2007. Compensation expense is affected by many factors, including the level of merit increases, the number of full-time equivalent employees and changes in the design and costs of the Company’s various employee benefit plans. Newsprint and ink represented 13% of the 2007 operating expenses for publishing. The Company consumed approximately 614,000 metric tons of newsprint in 2007. Newsprint is a commodity and pricing can vary significantly between years. Other expenses comprised 47% of total operating expenses. These expenses are principally for the distribution of the newspaper, promotional activities and other general and administrative expenses.

Broadcasting and entertainment currently consists of 23 television stations, one radio station, the Chicago Cubs and Tribune Entertainment, a company that distributes its own programming together with programming licensed from third parties. Broadcasting and entertainment represented 28% of the Company’s consolidated revenues in 2007. About 75% of these revenues came from the sale of advertising spots in its television group. Changes in advertising revenues are heavily correlated with and influenced by changes in the level of economic activity in the United States. Changes in Gross Domestic Product, consumer spending levels, auto sales, programming content, audience share and rates all impact demand for advertising on the Company’s television stations. The Company’s advertising revenues are subject to changes in these factors both on a national level and on a local level in the markets in which it operates.

Significant expense categories for broadcasting and entertainment include programming expense, compensation and other expenses. Programming expense represented 33% of 2007 expenses. The level of programming expense is affected by the cost of programs available for purchase and the selection of programs aired by the Company’s television stations. Compensation expense represented 42% of broadcasting and entertainment’s 2007 expenses and is impacted by the same factors as noted for publishing. Other expenses represented 25% of total operating expenses and are for promotional activities and other station operating expenses.

The Company uses revenues and operating profit as ways to measure the financial performance of its business segments. The Company uses average net paid circulation for its newspapers and average audience share for its television stations as a means to measure its publishing and broadcasting and entertainment market shares and performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The Company’s significant accounting policies are summarized in Note 1 to the Company’s consolidated financial statements in Item 8. These policies conform with accounting principles generally accepted in the United States of America and reflect practices appropriate to the Company’s businesses. The preparation of the Company’s consolidated financial statements requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates. On an ongoing basis, the Company evaluates its policies and estimates, including those related to income taxes, pension and other postretirement benefits, broadcast rights, goodwill and other intangible assets, self-insurance liabilities, derivative instruments, accounts receivable allowances and stock-based compensation.

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

On Jan. 1, 2007, the Company adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  FIN 48 requires the tax benefit recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. See Note 14 to the Company’s consolidated financial statements in Item 8 for additional information.

Pension and Other Postretirement Benefits

The Company provides defined benefit pension, postretirement health care and life insurance benefits to eligible employees under a variety of plans (see Note 15 to the Company’s consolidated financial statements in Item 8). Accounting for pension and other postretirement benefits requires the use of several assumptions.

Weighted average assumptions used in 2007 and 2006 in accounting for pension benefits and other postretirement benefits were:

	Pension Plans		Other Postretirement Plans
	2007	2006	2007	2006
Discount rate for expense	5.75%	5.50%	5.75%	5.50%
Discount rate for obligations	6.65%	5.75%	6.30%	5.75%
Increase in future salary levels for expense	3.50%	3.50%	—	—
Increase in future salary levels for obligations	3.50%	3.50%	—	—
Long-term rate of return on plans’ assets	8.50%	8.50%	—	—

The Company used a building block approach to determine its current 8.5% assumption of the long-term expected rate of return on pension plan assets. Based on historical market studies, the Company’s long-term expected returns for equity and fixed income securities approximate 10% and 6%, respectively. As of the date of this report, a 0.5% decrease in the Company’s long-term rate of return assumption would result in a $9 million increase in the Company’s net pension expense. In 2007, the pension plans’ assets earned a return of approximately 6.6%. Prior to Dec. 30, 2007, the Company based the rate used for discounting future benefit obligations and calculating interest cost on an index of Aa-rated corporate bonds. The duration of the bonds in this index approximated the timing of future payments for the Company’s benefit obligations.  Beginning on Dec. 30, 2007, the Company uses the Citigroup Above Median yield curve for discounting future benefit obligations and calculating interest costs. The Citigroup Above Median yield curve represents yields on high quality corporate bonds that more closely match the cash flows of the estimated payouts for the Company’s benefit obligations.

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)” which requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which changes occur through comprehensive income. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted the provisions of FAS No. 158 as of Dec. 31, 2006.  Prior to Dec. 31, 2006, the Company accounted for its defined benefit plans under FAS No. 87, “Employers’ Accounting for Pensions” and accounted for its other postretirement benefit plans under FAS No. 106, “Employers’ Accounting for Postretirement Benefits Other Than Pensions.”

In accordance with FAS No. 87, unrecognized net actuarial gains and losses will be recognized in net periodic pension expense over approximately 11 years, representing the estimated average remaining service period of active employees expected to receive benefits, with corresponding adjustments made to accumulated other comprehensive income (loss) in accordance with FAS No. 158. The Company’s policy is to incorporate asset-related gains and losses into the asset value used to calculate the expected return on plan assets and into the calculation of amortization of unrecognized net actuarial loss over a four-year period.

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

The Company’s pension plans’ asset allocations at Dec. 30, 2007 and Dec. 31, 2006 were as follows (in millions):

	Plan Assets
Asset Category	Dec. 30, 2007		Dec. 31, 2006
Equity securities	$1,316	72.8%	$1,344	76.2%
Fixed income securities	405	22.4%	334	18.9%
Other	86	4.8%	86	4.9%
Total	$1,807	100%	$1,764	100%

The Company’s current 2008 target allocation for its pension plans’ assets are 70% in equity securities and 30% in fixed income securities and other.

For purposes of measuring 2007 postretirement health care costs, a 8.25% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. The rate was assumed to decrease gradually to 5% for 2012 and remain at that level thereafter. For purposes of measuring health care obligations at Dec. 30, 2007, a 6.7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008. The rate was assumed to decrease gradually to 5% for 2012 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of the date of this report, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$357	$(319)
Projected benefit obligation	$5,559	$(4,983)

The Company contributed $17 million to certain of its union and non-qualified pension plans, including $10 million of contributions made upon consummation of the Merger pursuant to change in control provisions contained in certain of the Company’s non-qualified pensions plans (as defined in the description of the Leveraged ESOP Transactions in “Significant Events”), and $15 million to its other postretirement plans in 2007. The Company plans to contribute $6 million to certain of its union and non-qualified pension plans and $13 million to its other postretirement plans in 2008.

During 2008, the Company expects to recognize as part of its net periodic pension benefit cost approximately $25 million of net actuarial losses and $1 million of prior service credits that are included, after taxes, in the accumulated other comprehensive income (loss) component of shareholders’ equity (deficit) at Dec. 30, 2007.

The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Postretirement Benefits
2008	$87,205	$14,746
2009	91,420	14,798
2010	95,207	14,804
2011	98,976	14,832
2012	102,946	14,487
2013-2017	576,314	66,598

Broadcast Rights

Broadcast rights consist principally of rights to broadcast syndicated programs, sports and feature films and are stated at the lower of cost or estimated net realizable value. The total cost of these rights is recorded as an asset and a liability when the program becomes available for broadcast. Syndicated program rights that have limited showings are generally amortized using an accelerated method as programs are aired. Sports and feature film rights are amortized using the straight-line method. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. At Dec. 30, 2007 and Dec. 31, 2006, the Company had broadcast rights assets of $588 million and $567 million, respectively.

The Company maintains an allowance for programming that is not expected to be aired by the end of the contract period. This allowance for excess programming inventory is based on a program-by-program review of the Company’s five-year broadcast plans and historical write-off trends. The total reserve balance at Dec. 30, 2007 and Dec. 31, 2006 was $3 million and $4 million, respectively. Actual write-offs in 2007 and 2006 were $.9 million and $.4 million, respectively. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

Goodwill and Other Intangible Assets

The Company reviews goodwill and certain intangible assets no longer being amortized for impairment annually, or more frequently if events or changes in circumstances indicate that an asset might be impaired, in accordance with FAS No. 142, “Goodwill and Other Intangible Assets.” Under FAS No. 142, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values.  At Dec. 30, 2007 and Dec. 31, 2006, goodwill and other intangible assets totaled $8,243 million and $8,683 million, respectively.

The Company performs its annual impairment review in the fourth quarter of each year. The estimated fair values of the reporting units to which goodwill has been allocated is determined using many critical factors, including operating cash flows, revenue and market growth, market multiples, and discount rates. The estimated fair values of other intangible assets subject to the annual impairment review, which include newspaper mastheads and FCC licenses, are generally calculated based on projected future discounted cash flow analyses.

The development of market multiples, operating cash flow projections and discount rates used in these analyses requires the use of assumptions, including assumptions regarding revenue and market growth as well as specific economic factors in the publishing and broadcasting industries. These assumptions reflect the Company’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the Company’s control.

In the fourth quarter of 2007, the Company recorded a pretax impairment charge of $130 million ($79 million after taxes) related to one of its masthead intangible assets in connection with its annual impairment review under FAS No. 142 (see Note 7 to the Company’s consolidated financial statements in Item 8).  This impairment was primarily due to a decrease in actual and projected newspaper advertising revenues as a result of the continued difficult advertising environment.

On March 13, 2008, the Company filed an election to be treated as a subchapter S Corporation under the Internal Revenue Code, which election is effective as of the beginning of the Company’s 2008 fiscal year.  As a result, essentially all of the Company’s net deferred tax liabilities will be eliminated and such adjustment will be recorded as a reduction in the Company’s provision for income taxes in the first quarter of 2008.  This adjustment will increase the carrying values of the Company’s reporting units.  The Company has experienced declines in its consolidated financial operating results during 2007 as compared to the prior year, particularly in its publishing unit.  Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in additional non-cash impairment charges in the future under FAS No. 142.

Self-Insurance Liabilities

The Company self-insures for certain medical and disability benefits, workers’ compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The liabilities include amounts for actual claims, claim growth and claims incurred but not reported. Actual experience, including claim frequency and severity as well as health care inflation, could result in different liabilities than the amounts currently recorded. The recorded liabilities for self-insured risks totaled $100 million and $115 million at Dec. 30, 2007 and Dec. 31, 2006, respectively.

Derivative Instruments

FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires all derivative instruments to be recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments are recognized periodically in income or other comprehensive income (loss) as described below. The provisions of FAS No. 133 affect the Company’s accounting for its 8 million Exchangeable Subordinated Debentures due 2029 (“PHONES”), its three interest rate swaps related to a $2.5 billion notional amount of its variable rate borrowings, and its interest rate swap related to its $100 million 7.5% debentures (see Note 10 for further information on the Company’s PHONES and interest rate swaps).

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

The interest rate swaps related to $2.5 billion of the Company’s variable rate borrowings are cash flow hedges. Under FAS No.133, a cash flow hedge is deemed to be highly effective if it is expected that changes in the cash flows of the hedged item are almost fully offset by changes in the cash flows of the hedging instrument.  While there will be some ineffectiveness in the future, the Company’s cash flow hedges are deemed to be highly effective, and therefore gains and losses resulting from changes in the fair value of these hedges, other than changes resulting from hedge ineffectiveness, are recorded in other comprehensive income (loss), net of taxes.

The Company’s interest rate swap on the $100 million 7.5% debentures is a fair value hedge and is used to manage exposure to market risk associated with changes in interest rates. The changes in fair value of the swap agreement and the related debt instrument are recorded in income.

The Company has classified the fair value of its hedging instruments in long-term debt in its consolidated balance sheet.

Accounts Receivable Allowances

The Company’s accounts receivable are primarily due from advertisers. Credit is extended based on an evaluation of a customer’s financial condition and generally collateral is not required. The Company maintains an allowance for uncollectible accounts, rebates and volume discounts. This allowance is determined based on historical write-off experience and any known specific collectibility exposures. At Dec. 30, 2007 and Dec. 31, 2006, the Company’s allowance for accounts receivable was $32 million and $34 million, respectively.

Stock-Based Compensation

In the first quarter of 2006, the Company adopted FAS No. 123R, “Share-Based Payment,” which superseded Accounting Principles Board (“APB”) Opinion No. 25, FAS No. 123 and related interpretations. FAS No. 123R requires the Company to expense stock-based compensation in its income statement. Under FAS No. 123R, stock-based compensation cost is measured at the grant date for equity-classified awards and at the end of each reporting period for liability-classified awards based on the estimated fair value of the award.

The Company granted stock options to employees in 2006 and prior years. The Company used the Black-Scholes option-pricing model to determine the fair value of each stock option it granted. The Black-Scholes model included assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflected the Company’s best estimates, but they involved certain risks, trends and uncertainties, which in some instances were outside of the control of the Company. As a result, if other assumptions had been used, stock-based compensation could have been materially impacted. The Company adopted FAS 123R utilizing the modified prospective application method and did not restate prior years. Additional information on the accounting for stock-based compensation in accordance with FAS No. 123R is provided in Note 17 to the Company’s consolidated financial statements in Item 8.

Prior to the adoption of FAS No. 123R, the Company accounted for its stock-based compensation plans in accordance with APB No. 25 and related interpretations. Under APB No. 25, no compensation expense was recorded because the exercise price of employee stock options equaled the market price of the underlying stock on the date of grant. Under the provisions of APB No. 25, the Company was not required to recognize compensation expense for its Employee Stock Purchase Plan. Pro forma stock-based compensation expense for 2005, calculated under FAS No. 123, as amended by FAS No. 148, is disclosed in Note 1 to the Company’s consolidated financial statements in Item 8.

On June 24, 2005, the Company accelerated the vesting of certain stock options granted on Feb. 11, 2003 and Feb. 10, 2004, totaling 2.4 million in each year. Unvested stock options awarded to the then current executive officers of the Company on these grant dates, which aggregated .8 million and .6 million, respectively, were not accelerated at that time. On Dec. 16, 2005, the Company accelerated the vesting of all stock options granted on Feb. 8, 2005, totaling 3.5 million, and the remaining unvested stock options granted to the then current executive officers of the Company on Feb. 11, 2003 and Feb. 10, 2004, totaling .4 million in both years. No other terms and conditions of the stock option grants were changed.

In accordance with APB No. 25 and related interpretations, the acceleration of vesting of these stock options did not require accounting recognition in the Company’s income statement. The exercise prices of the 2003, 2004 and 2005 grants were $45.90, $52.05 and $40.59, respectively, and the Company’s closing stock prices on the June 24, 2005 and Dec. 16, 2005 dates of acceleration were $35.64 and $30.80, respectively. The impact of the accelerated vesting was to increase pro forma stock-based compensation by $82 million, or $50 million net of taxes, in 2005. The accelerated vesting of these stock options was one of several actions taken by the Company to reduce stock-based compensation expense with the adoption of FAS No. 123R.

On Dec. 20, 2007, the Company consummated the Merger, as defined and described in the description of the Leveraged ESOP Transactions below. Pursuant to the Merger Agreement, the Company redeemed for cash all outstanding stock awards, each of which vested in full upon completion of the Merger, with positive intrinsic value relative to $34.00 per share.  Accordingly, the Company recorded additional stock-based compensation expense of $53 million, or $35 million net of taxes, in the fourth quarter of 2007 in connection with the cash settlement of its outstanding stock awards. All remaining outstanding stock awards under the Tribune Company Incentive Compensation Plan (the “Incentive Plan”) as of Dec. 20, 2007 that were not cash settled pursuant to the Merger Agreement were cancelled. Following the Merger, the Company does not intend to grant any new equity awards under the Incentive Plan.

New Accounting Standards

In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” (“FAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2 which defers the effective date of FAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until one year after the adoption of FAS No. 157. The provisions of FAS No. 157, as amended, are effective for financial statements issued for fiscal years beginning after Nov. 15, 2007 and interim periods beginning within these fiscal years. Accordingly, the Company will be required to adopt FAS No. 157 in the first quarter of 2008. The Company is currently evaluating the impact of adopting FAS No. 157 on its consolidated financial statements.

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

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS No. 160”), which provides accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that an ownership interest in a subsidiary should be reported as a separate component of equity in the consolidated financial statements, requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and provides for expanded disclosures in the consolidated financial statements. FAS No. 160 is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008 and interim periods beginning within these fiscal years. The Company is currently evaluating the impact of adopting FAS No. 160 on its consolidated financial statements.

SIGNIFICANT EVENTS

Leveraged ESOP Transactions

On April 1, 2007, the Company’s board of directors (the “Board”), based on the recommendation of a special committee of the Board comprised entirely of independent directors, approved a series of transactions (collectively, the “Leveraged ESOP Transactions”) with a newly formed Tribune Employee Stock Ownership Plan (the “ESOP”), EGI-TRB, L.L.C., a Delaware limited liability company (the “Zell Entity”) wholly owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family), and Samuel Zell.  On Dec. 20, 2007, the Company completed the Leveraged ESOP Transactions which culminated in the cancellation of all issued and outstanding shares of the Company’s common stock as of that date, other than shares held by the Company or the ESOP, and the Company becoming wholly owned by the ESOP.

The Leveraged ESOP Transactions consisted of a series of transactions that included the following:

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

•                  On April 1, 2007, the ESOP purchased 8,928,571 shares of the Company’s common stock from the Company at a price of $28.00 per share. The ESOP paid for this purchase with a promissory note of the ESOP in favor of the Company in the principal amount of $250 million, to be repaid by the ESOP over the 30-year life of the loan through its use of annual contributions from the Company to the ESOP and/or distributions paid on the shares of the Company’s common stock held by the ESOP. Upon consummation of the Merger (as described below), the 8,928,571 shares of the Company’s common stock held by the ESOP were converted into 56,521,739 shares of common stock and represent the only outstanding shares of capital stock of the Company after the Merger. None of the shares held by the ESOP had been committed for release or allocated to employees at Dec. 30, 2007.

•                  On April 23, 2007, pursuant to a purchase agreement dated April 1, 2007 (the “Zell Entity Purchase Agreement”), the Zell Entity made an initial investment of $250 million in the Company in exchange for (1) 1,470,588 shares of the Company’s common stock at a price of $34.00 per share and (2) an unsecured subordinated exchangeable promissory note of the Company in the principal amount of $200 million, which the Company repaid immediately prior to the Merger (as described below).  Pursuant to the Zell Entity Purchase Agreement, on May 9, 2007, Mr. Zell was appointed as a member of the Board.

•                  On April 25, 2007, the Company commenced a tender offer to repurchase up to 126 million shares of the Company’s common stock that were then outstanding at a price of $34.00 per share in cash (the “Share Repurchase”). The tender offer expired on May 24, 2007 and 126 million shares of the Company’s common stock were repurchased and subsequently retired on June 4, 2007 utilizing proceeds from the Credit Agreement (as defined in the “New Credit Agreements” section below).

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

•                  On June 4, 2007, the Chandler Trusts entered into an underwriting agreement with Goldman, Sachs & Co. (“Goldman Sachs”) and the Company, pursuant to which the Chandler Trusts agreed to sell an aggregate of 20,351,954 shares of the Company’s common stock, which represented the remainder of the shares of the Company’s common stock owned by them following the Share Repurchase, through a block trade underwritten by Goldman Sachs. The shares were offered pursuant to the shelf registration statement filed by the Company on April 25, 2007. Following the closing of this transaction, the Chandler Trusts no longer owned any shares of the Company’s common stock. On June 4, 2007, Jeffrey Chandler, Roger Goodan and William Stinehart, Jr. resigned as members of the Board. Messrs. Chandler, Goodan and Stinehart served on the Board as representatives of the Chandler Trusts, which agreed to cause the resignations of Messrs. Chandler, Goodan and Stinehart effective upon the consummation of the Share Repurchase.

•                  On Dec. 20, 2007, the Company completed its merger with Merger Sub, with the Company surviving the Merger. Pursuant to the terms of the Merger Agreement, each share of common stock of the Company, par value $0.01 per share, issued and outstanding immediately prior to the Merger, other than shares held by the Company, the ESOP or Merger Sub immediately prior to the Merger (in each case, other than shares held on behalf of third parties) and shares held by shareholders who validly exercised appraisal rights, was cancelled and automatically converted into the right to receive $34.00, without interest and less any applicable withholding taxes, and the Company became wholly owned by the ESOP.

•                  In the Merger, the Zell Entity received cash for the shares of the Company’s common stock it had acquired pursuant to the Zell Entity Purchase Agreement and the Company repaid the exchangeable promissory note held by the Zell Entity including approximately $6 million of accrued interest.  In addition, the Company paid to the Zell Entity a total of $5 million in legal fee reimbursements, of which $2.5 million was previously paid following the Share Repurchase described above.  Following the consummation of the Merger, the Zell Entity purchased from the Company, for an aggregate of $315 million, a $225 million subordinated promissory note and a 15-year warrant.  For accounting purposes, the subordinated promissory note and 15-year warrant were recorded at fair value based on the relative fair value method.  The warrant entitles the Zell Entity to purchase 43,478,261 shares of the Company’s common stock (subject to adjustment), which represents approximately 40% of the economic equity interest in the Company following the Merger (on a fully-diluted basis, including after giving effect to share equivalents granted under a new management equity incentive plan which is described in Note 17 to the  Company’s consolidated financial statements in Item 8). The warrant has an initial aggregate exercise price of $500 million, increasing by $10 million per year for the first 10 years of the warrant, for a maximum aggregate exercise price of $600 million (subject to adjustment). Thereafter, the Zell Entity assigned minority interests in the subordinated promissory note and the warrant to certain permitted assignees.  See Part III, Items 12 and 13, hereof for further information on the assignment of the minority interests in the subordinated promissory note and the warrant.

•                  On Dec. 20, 2007, the Company notified the New York Stock Exchange (the “NYSE”) that the Merger was consummated. The Company requested that the Company’s common stock (and associated Series A junior participating preferred stock purchase rights) be suspended from the NYSE, effective as of the close of the market on Dec. 20, 2007, and that the NYSE file with the Securities and Exchange Commission an application on Form 25 to report that the shares of Company’s common stock and associated Series A junior participating preferred stock purchase rights are no longer listed on the NYSE.

The Company currently intends to dispose of an interest in the Chicago Cubs and the Company’s 25% equity interest in Comcast SportsNet Chicago. The Company currently expects that proceeds from such dispositions will be used to pay down Company debt. The disposition of an interest in the Cubs is subject to the approval of Major League Baseball.

Common Stock Repurchases

As defined and discussed in the description of the Leveraged ESOP Transactions above, the Company completed two common stock repurchases in 2007.  The following table summarizes the Company’s common stock repurchases during 2007 (in thousands):

	Shares	Cost
June 4, 2007 Share Repurchase	126,007	$4,289,192
Dec. 20, 2007 Merger consummation	118,586	4,032,081
Total common stock repurchases	244,593	$8,321,273

The following table summarizes the Company’s common stock repurchases during 2006 (in thousands):

	Shares	Cost
Repurchases in the first quarter	4,604	$137,746
Tender offer repurchases	45,027	1,468,270
Repurchases from the Robert R. McCormick Tribune Foundation and Cantigny Foundation	10,000	325,300
Repurchases subsequent to the tender offer	11,053	330,952
Total common stock repurchases	70,684	$2,262,268

On May 30, 2006, the Company initiated a modified “Dutch Auction” tender offer to repurchase up to 53 million shares of its common stock at a price per share not greater than $32.50 and not less than $28.00. The tender offer closed on June 26, 2006, and the Company acquired 45 million shares of its common stock on July 5, 2006 at a price of $32.50 per share before transaction costs. The Company also acquired 10 million shares of its common stock from the Robert R. McCormick Tribune Foundation and the Cantigny Foundation on July 12, 2006 at a price of $32.50 per share before transaction costs. The Robert R. McCormick Tribune Foundation and the Cantigny Foundation were affiliated non-profit organizations, which together held 13.6% of the Company’s outstanding shares when the tender offer was launched. In connection with the tender offer, the Board also authorized the repurchase of an additional 12 million shares of the Company’s common stock commencing on the eleventh business day following the completion of the tender offer. In the third quarter of 2006, the Company repurchased an additional 11.1 million shares under that authorization at a weighted average cost of $29.94 per share. In addition, the Company repurchased and retired 4.6 million shares of its common stock in the first quarter of 2006.

During 2005, the Company repurchased and retired 12.2 million shares of its common stock in the open market for $440 million.

New Credit Agreements

On May 17, 2007, the Company entered into a $8.028 billion senior secured credit agreement, as amended on June 4, 2007 (collectively, the “Credit Agreement”). The Credit Agreement consists of the following facilities: (a) a $1.50 billion Senior Tranche X Term Loan Facility (the “Tranche X Facility”), (b) a $5.515 billion Senior Tranche B Term Loan Facility (the “Tranche B Facility”), (c) a $263 million Delayed Draw Senior Tranche B Term Loan Facility (the “Delayed Draw Facility”) and (d) a $750 million Revolving Credit Facility (the “Revolving Credit Facility”). The Credit Agreement also provided a commitment for an additional $2.105 billion in new incremental term loans under the Tranche B Facility (the “Incremental Facility”). Accordingly, the aggregate amount of the facilities under the Credit Agreement equals $10.133 billion.

On June 4, 2007, proceeds from the Tranche X Facility and the Tranche B Facility were used by the Company in connection with the consummation of the Share Repurchase (as defined in “Leveraged ESOP Transactions” above) and to refinance the Company’s former five-year credit agreement and former bridge credit agreement.

The Revolving Credit Facility includes a letter of credit subfacility in an amount up to $250 million and a swing line facility in an amount up to $100 million.  Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes. The Company intends to use the Delayed Draw Facility to refinance approximately $263 million of its medium-term notes as they mature during 2008.  In February 2008, the Company refinanced $25 million of such medium-term notes with borrowings under the Delayed Draw Facility.

On Dec. 20, 2007, the Company entered into (i) a $1.6 billion senior unsecured interim loan agreement (the “Interim Credit Agreement”) and (ii) a number of increase joinders pursuant to which the Incremental Facility became a part of the Tranche B Facility under the Credit Agreement (the Incremental Facility and Tranche B

Facility are hereinafter referred to collectively as the Tranche B Facility). The Interim Credit Agreement contains a $1.6 billion twelve-month bridge facility (the “Bridge Facility”). The total proceeds of $3.705 billion from the Bridge Facility and the Incremental Facility were used by the Company, among other ways, in connection with the consummation of the Merger, and for general corporate purposes.

Prior to the consummation of the Merger, the Tranche X Facility bore interest per annum at a variable rate equal to, at the Company’s election, the applicable base rate plus a margin of 150 basis points or LIBOR plus a margin of 250 basis points. Pursuant to the terms of the Credit Agreement, following the closing of the Merger (as defined above in the description of the Leveraged ESOP Transactions), the margins applicable to the Tranche X Facility increased to 175 basis points and 275 basis points, respectively.

The Tranche B Facility, Delayed Draw Facility and Revolving Credit Facility bear interest per annum at a variable rate equal to, at the Company’s election, the applicable base rate plus a margin of 200 basis points or LIBOR plus a margin of 300 basis points.  All undrawn amounts under the Delayed Draw Facility and the Revolving Credit Facility accrue commitment fees at a per annum rate of 75 basis points and 50 basis points, respectively. With respect to the Revolving Credit Facility only, the margin applicable to base rate advances, the margin applicable to LIBOR advances and the commitment fee applicable to undrawn amounts are subject to decreases based on a leverage-based grid.

On June 29, 2007, the Company repaid $100 million of the $1.5 billion of borrowings under the Tranche X Facility.  The remaining principal balance of the Tranche X Facility must be repaid in an aggregate amount of $650 million on Dec. 4, 2008, which amount may be adjusted to reflect additional prepayments or other mandatory prepayments (described below) applied thereto, and the remaining outstanding amount of the Tranche X Facility, if any, must be repaid on June 4, 2009.

The Tranche B Facility is a seven-year facility which matures on June 4, 2014 and also amortizes at a rate of 1.0% per annum (payable quarterly). The Delayed Draw Facility automatically becomes part of the Tranche B Facility as amounts are borrowed and amortizes based upon the Tranche B Facility amortization schedule. The Revolving Facility is a six-year facility and matures on June 4, 2013.

Prior to June 4, 2008, optional prepayments on the Tranche X Facility and the Tranche B Facility with the proceeds of a substantially concurrent issuance of loans under any senior secured credit facilities pursuant to the Credit Agreement must be accompanied by a prepayment fee equal to 1.0% of the aggregate amount of such prepayments if the interest rate spread applicable to such new loans is less than the interest rate applicable to the Tranche X Facility or the Tranche B Facility. Except as described in the immediately preceding sentence, borrowings under the Credit Agreement are prepayable at any time prior to maturity without penalty, and the unutilized portion of the commitments under the Revolving Credit Facility or the Delayed Draw Facility may be reduced at the option of the Company without penalty.

The Bridge Facility bears interest per annum at a variable rate equal to, at the Company’s election, the applicable base rate plus a margin of 350 basis points or LIBOR plus a margin of 450 basis points; provided that such margins will increase by 50 basis points per annum each quarter beginning on March 20, 2008, subject to specified caps, a portion of which interest may be payable through an interest payable-in-kind feature. Subject to certain prepayment restrictions contained in the Credit Agreement, the Bridge Facility is prepayable at any time prior to maturity without penalty, including in connection with the issuance of up to $1.6 billion of high-yield notes.

If any loans under the Bridge Facility remain outstanding on Dec. 20, 2008, the lenders thereunder will have the option, subject to the terms of the Interim Credit Agreement, at any time and from time to time to exchange such initial loans for senior exchange notes that the Company will issue under a senior indenture, and the maturity date of any initial loans that are not exchanged for senior exchange notes will, unless a bankruptcy event of default has occurred and is continuing on such date, automatically be extended to Dec. 20, 2015

(the “Final Interim Credit Agreement Maturity Date”). The senior exchange notes will also mature on the Final Interim Credit Agreement Maturity Date. Holders of the senior exchange notes will have registration rights.

Loans under the Tranche X Facility, Tranche B Facility and Revolving Loan Facility are required to be repaid with the following proceeds, subject to certain exceptions and exclusions set forth in the Credit Agreement: (a) 100% of the net cash proceeds from the issuance or incurrence of debt for borrowed money by the Company or any subsidiary (other than debt permitted to be incurred under the negative covenants contained in the Credit Agreement (with certain exclusions)), (b) certain specified percentages of excess cash flow proceeds based on a leverage-based grid ranging from 50% to 0% and (c) 100% of the net cash proceeds from all asset sales, certain dispositions, share issuances by the Company’s subsidiaries and casualty events unless, in each case, the Company reinvests the proceeds pursuant to the terms of the Credit Agreement.

Loans under the Bridge Facility are required to be repaid with the following proceeds, in each case after the obligations under the Credit Agreement have been repaid, either as required by the Credit Agreement or repaid at the election of the Company, subject to certain exceptions and exclusions set forth in the Interim Credit Agreement: (a) 100% of the net cash proceeds from the issuance or incurrence of certain debt for borrowed money by the Company or any subsidiary, (b) 100% of the net cash proceeds of any equity issuance consummated by the Company and (c) 100% of the net cash proceeds from all asset sales, certain dispositions, share issuances by the Company’s subsidiaries and casualty events unless, in each case, the Company reinvests the proceeds pursuant to the terms of the Interim Credit Agreement.

Borrowings under the Credit Agreement are guaranteed on a senior basis by certain of the Company’s direct and indirect U.S. subsidiaries and secured by a pledge of the equity interests of Tribune Broadcasting Holdco, LLC and Tribune Finance, LLC, two subsidiaries of the Company.  Audited financial statements of these two subsidiaries are included in Part II, Item 8, hereof. The Company’s other senior notes and senior debentures are secured on an equal and ratable basis with the borrowings under the Credit Agreement as required by the terms of the indentures governing such notes and debentures. Borrowings under the Interim Credit Agreement are unsecured, but are guaranteed on a senior subordinated basis by certain of the Company’s direct and indirect U.S. subsidiaries.

The Credit Agreement and the Interim Credit Agreement contain representations and warranties, affirmative and negative covenants, including restrictions on capital expenditures, and events of default, in each case subject to customary and negotiated exceptions and limitations, as applicable. If an event of default occurs, the lenders under the Credit Agreement and the Interim Credit Agreement will be entitled to take certain actions, including acceleration of all amounts due under the facilities.

Further, pursuant to the Credit Agreement, the Company is required to comply, on a quarterly basis, with a maximum total guaranteed leverage ratio and a minimum interest coverage ratio. For the twelve-month period ending Dec. 30, 2007, the maximum permitted “Total Guaranteed Leverage Ratio” and the minimum permitted “Interest Coverage Ratio” (each as defined in the Credit Agreement) were 9.00 to 1.0 and 1.10 to 1.0, respectively. Both financial covenant ratios are measured on a rolling four-quarter basis and become more restrictive on an annual basis as set forth in the Credit Agreement. At Dec. 30, 2007, the Company was in compliance with these financial covenants. The Company’s ability to remain in compliance with these financial covenants will be impacted by a number of factors, including the Company’s ability to continue to generate sufficient revenues and cash flows, changes in interest rates, the impact of future purchase, sale, joint venture or similar transactions involving the Company or its business units and the other risks and uncertainties set forth in Part I, Item 1A, “Risk Factors.”

The Company filed an election to be treated as a subchapter S corporation under the Internal Revenue Code on March 13, 2008, which election is effective as of the beginning of the Company’s 2008 fiscal year. The Credit Agreement and the Interim Credit Agreement contain affirmative covenants which required the Company to make such an election and that the election be effective for fiscal 2008. The Credit Agreement and Interim Credit Agreement further provide that if the Company fails to maintain the S corporation election for any year beginning with 2009, the Company will be required in each such year to obtain an investment in the Company in the form of common stock or subordinated debt in an amount of up to $100 million. There can be no assurance that the Company will be able to obtain such an investment and the failure to obtain such an investment in those circumstances could result in a default under the Credit Agreement and Interim Credit Agreement.

Under the terms of the Credit Agreement, the Company is required to enter into hedge arrangements to offset a percentage of its interest rate exposure under the Credit Agreement and other debt with respect to borrowed money.  On July 2, 2007, the Company entered into an International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreement, a schedule to the 1992 ISDA Master Agreement and, on July 3, 2007, entered into three interest rate swap confirmations (collectively, the “Swap Documents”) with Barclays Bank, which Swap Documents provide for (i) a two-year hedge with respect to $750 million in notional amount, (ii) a three-year hedge with respect to $1 billion in notional amount and (iii) a five-year hedge with respect to $750 million in notional amount. The Swap Documents effectively converted a portion of the variable rate borrowings under the Tranche B Facility in the Credit Agreement to a weighted average fixed rate of 5.31% plus a margin of 300 basis points. The Company accounts for these interest rate swaps as cash flow hedges in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”).  Under FAS No. 133, a cash flow hedge is deemed to be highly effective if it is expected that changes in the cash flows of the hedged item are almost fully offset by changes in the cash flows of the hedging instrument. The cash flow hedges covered by the Swap Documents are deemed to be highly effective, and therefore gains and losses resulting from changes in the fair value of these hedges, other than changes resulting from hedge ineffectiveness, are recorded in other comprehensive income (loss), net of taxes.

As of Dec. 30, 2007, the Company had outstanding borrowings of $7.6 billion under the Tranche B Facility, $1.4 billion under the Tranche X Facility, and $1.6 billion under the Bridge Facility.  As of Dec. 30, 2007, the applicable interest rate was 7.91% on Tranche B Facility, 7.99% on the Tranche X Facility and 9.43% on the Bridge Facility.

Matthew Bender and Mosby Tax Liability

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

The Company appealed the Tax Court ruling to the United States Court of Appeals for the Seventh Circuit.  On June 1, 2007, the Company announced that an offer of settlement was pending in its appeal.  The Company finalized the settlement during the third quarter of 2007.  As a result of the settlement, the Company received refunds of federal income taxes and interest of $4 million on Sept. 26, 2007 and $340 million on Oct. 1, 2007.  After consideration of income taxes on the interest received, the net cash proceeds totaled approximately $286 million.  These refunds, together with related state income tax benefits of $29 million, were accounted for as a $91 million reduction in 2007 income tax expense and a $224 million reduction in goodwill recorded on the Company’s consolidated balance sheet.

TMCT Transactions

As a result of the Company’s purchase of Times Mirror in 2000, the Company acquired investment interests in TMCT, LLC (“TMCT”) and TMCT II, LLC (“TMCT II”). TMCT and TMCT II were formed in 1997 and 1999, respectively, as a result of transactions involving agreements between Times Mirror and its largest shareholders, Chandler Trust No. 1 and Chandler Trust No. 2 (collectively, the “Chandler Trusts”). The Times Mirror acquisition resulted in the Chandler Trusts becoming significant shareholders of the Company. As a result of the Leveraged ESOP Transactions (see above), the Chandler Trusts are no longer shareholders of the Company.  The TMCT and TMCT II LLC agreements had no specific term, and the dissolution, determination of liquidation values and distribution of assets required the mutual consent of the Company and the Chandler Trusts.

The collective assets of TMCT and TMCT II as of Dec. 25, 2005 included approximately 51.4 million shares of the Company’s common stock and 1.1 million shares of the Company’s preferred stock, representing all of the Company’s then issued Series C, D-1 and D-2 preferred stock. The TMCT and TMCT II assets also include a variety of fixed income and equity investments. In addition, TMCT owns eight real properties that are leased to the Company. Additional information pertaining to the Company’s investments in TMCT and TMCT II is provided in Note 8 to the Company’s consolidated financial statements in Item 8.

On Sept. 21, 2006, the Company and the Chandler Trusts entered into agreements to restructure TMCT and TMCT II. Under the terms of the agreements, the Company received on Sept. 22, 2006, a total of 38.9 million shares of the Company’s common stock and all 1.1 million shares of the Company’s preferred stock held collectively by TMCT and TMCT II. As a result of the transactions, the Company’s interests in each of TMCT and TMCT II were reduced to approximately 5%. The Sept. 21, 2006 agreements also provided for certain put and call options, which were exercisable at fair market value beginning in September 2007, relating to the Company’s remaining ownership interests in TMCT and TMCT II. As a result of the transactions, the Company in the third quarter of 2006 recorded a non-operating gain of $48 million, net of tax; increased its common treasury stock by $161 million and its preferred treasury stock by $107 million; and reduced its combined investment in TMCT and TMCT II by $195 million.

On Sept. 22, 2006, the Company and TMCT amended the lease agreement for the eight properties the Company leased from TMCT. Under the terms of the amended lease, the properties’ current fixed rental rate was extended through Aug. 7, 2021.  In addition, the Company was granted an accelerated option to acquire the eight properties during the month of January 2008 for $175 million. The Company exercised this option on Jan. 29, 2008 and expects to complete this acquisition in April 2008.

On Oct. 20, 2006, the remaining 12.4 million shares of the Company’s common stock held by TMCT and TMCT II were distributed to the Company and the Chandler Trusts in accordance with their respective ownership interests. The Company received .6 million shares and the Chandler Trusts received 11.8 million shares.

Prior to the Sept. 22, 2006 transactions, the cash flows from the Tribune common and preferred shares held by TMCT and TMCT II were largely allocated to the Company, while the cash flows from the other assets were largely allocated to the Chandler Trusts. As a result, the Company included in treasury stock 80% of the Tribune common and preferred shares held by TMCT and TMCT II. In addition, 80% of the dividends on the preferred and common shares held by TMCT and TMCT II were effectively eliminated. Following the Sept. 22, 2006 transactions and until the Oct. 20, 2006 distribution, the Company included in treasury stock approximately 5% of the Tribune common shares held by TMCT and TMCT II.  In addition, the Company no longer had any shares of its Series C, D-1 and D-2 preferred stock outstanding, and the Company’s common shares outstanding increased by 1.6 million.

On Sept. 21, 2007, the Company gave notice of its intent to exercise its put rights with respect to its remaining interests in TMCT and TMCT II.  The sale of the Company’s remaining interests in TMCT and TMCT II to the Chandler Trusts was consummated on Sept. 28, 2007.  The Company received $73.7 million in proceeds from the sale, and recorded a non-operating gain of $5 million, net of tax.

Sales of Hoy, New York, SCNI and Recycler

On Feb. 12, 2007, the Company announced an agreement to sell the New York edition of Hoy, the Company’s Spanish-language daily newspaper (“Hoy, New York”), to ImpreMedia, LLC. The Company completed the sale of Hoy, New York on May 15, 2007 and recorded a pretax gain on the sale of $2.5 million ($.1 million after taxes) in the second quarter of 2007. On March 6, 2007, the Company announced an agreement to sell its Southern Connecticut Newspapers—The Advocate (Stamford) and Greenwich Time (collectively “SCNI”) to Gannett Co., Inc. On May 25, 2007, the Company announced the termination of this agreement following an arbitrator’s ruling that the Company could not sell SCNI unless Gannett Co., Inc. assumed an existing collective bargaining contract as a condition of the sale, which Gannett Co., Inc. declined to do. The Company simultaneously announced that it would immediately begin the process of soliciting offers for SCNI with the intention of completing a sale as soon as possible. On Oct. 25, 2007, the Company announced an agreement to sell SCNI to Hearst Corporation for $62.4 million. The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greenwich, Connecticut, which the Company plans to sell separately. In the first quarter of 2007, the Company recorded a pretax loss of $19 million ($33 million after taxes) to write down the net assets of SCNI to estimated fair value, less costs to sell. In the third quarter of 2007, the Company recorded a favorable $3 million after-tax adjustment to the loss on the sale of SCNI.  During the third quarter of 2007, the Company began actively pursuing the sale of the stock of one of its subsidiaries, EZ Buy & EZ Sell Recycler Corporation (“Recycler”), to Target Media Partners. Recycler publishes a collection of free classified newspapers in Southern California. The sale of Recycler closed on Oct. 17, 2007. The Company recorded a pretax loss on the sale of the stock of Recycler of $1 million in the third quarter of 2007. Due to the Company’s high tax basis in the Recycler stock, the sale generated a significantly higher capital loss for income tax purposes. As a result, the Company recorded a $65 million income tax benefit in the third quarter of 2007, resulting in an after-tax gain of $64 million.

These businesses were considered components of the Company’s publishing segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses have been eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations. Accordingly, the results of operations of each of these businesses have been reported as discontinued operations in the consolidated statements of income. Prior year consolidated statements of income have been reclassified to conform to the current year presentation of discontinued operations.

Sales of WATL-TV, Atlanta, WCWN-TV, Albany and WLVI, Boston

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

These businesses were considered components of the Company’s broadcasting and entertainment segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses have been eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations. Accordingly, the results of operations of each of these businesses have been reported as discontinued operations in the consolidated statements of income. Prior year consolidated statements of income were reclassified to conform to the presentation of these businesses as discontinued operations.

In conjunction with the sales of WATL-TV, Atlanta and WCWN-TV, Albany, the Company recorded in the second quarter of 2006 a pretax loss totaling $90 million, to write down the net assets of the stations to estimated fair value, less costs to sell. The Company subsequently reduced the pretax loss on the sales of the Atlanta and Albany stations during the third quarter of 2006 by $1 million. In addition, the Company recorded in the fourth quarter of 2006 a pretax gain of $41 million for the sale of the Boston station. The net pretax loss on the sales of the three stations sold during 2006 was $48 million.

Acquisition of Additional Equity in CareerBuilder, ShopLocal and Topix

In August 2006, the Company completed its acquisition of additional equity interests in each of CareerBuilder, LLC, ShopLocal, LLC and Topix, LLC for an aggregate purchase price of $155 million. The negotiated equity purchases followed the exercise of call options by the Company and Gannett Co., Inc. on Knight-Ridder, Inc.’s equity ownership in the three online businesses after The McClatchy Co., Inc.’s announcement of its proposed acquisition of Knight-Ridder, Inc. As a result of this transaction, the Company and Gannett Co., Inc. each increased their respective ownership of CareerBuilder, LLC and ShopLocal, LLC to 42.5% with The McClatchy Co., Inc. retaining a 15% interest in both entities.  In addition, as a result of this transaction and subsequent funding in 2006, the ownership of Topix, LLC is approximately 33.7% for both the Company and Gannett Co., Inc., 11.9% for The McClatchy Co., Inc. and 20.7% for management of Topix, LLC.  In May 2007, Microsoft Corporation acquired a 4% equity interest in CareerBuilder, LLC, thereby reducing the respective ownership interest of the Company and Gannett Co., Inc. to 40.8% and The McClatchy Co., Inc. to 14.4%.

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

As a result of the facility closing, the Company recorded a $2 million pretax charge in the fourth quarter of 2005 to reduce the carrying value of the San Fernando Valley printing facility’s land and building to $24 million, representing the estimated fair value of the assets less costs to sell the assets. On Oct. 30, 2006, the Company sold the San Fernando Valley land and building for net proceeds of approximately $24 million.

The Company evaluated the machinery and equipment at the San Fernando Valley printing facility and determined that press and other related equipment with a net book value of $16 million would be abandoned. Therefore, the Company reduced its estimate of the useful life of the press and other related equipment and recorded accelerated depreciation of $16 million in the fourth quarter of 2005. The Company idled the remaining San Fernando Valley machinery and equipment. Since the time of the facility closing, the Company continued to depreciate and evaluate alternative uses for the equipment, which had a net book value of $26 million at Dec. 31, 2006 and $34 million at Dec. 25, 2005. In the fourth quarter of 2006, the Company disposed of and wrote off $4 million of the idled equipment that had previously been designated for redeployment at Dec. 25, 2005. During the second quarter of 2007, the Company decided to dispose of the remaining idled assets and recorded a charge of $24 million to reduce the carrying value of the assets to estimated fair value, less costs to sell.  The remaining idled assets were sold in the third quarter of 2007 for net proceeds of approximately $1 million.

Change in Control Payments

On Dec. 20, 2007, the Company consummated the Merger, as defined and described in the description of the Leveraged ESOP Transactions above.  As a result, the Company was required to make payments pursuant to change in control provisions contained in certain of the Company’s deferred compensation, incentive compensation and company-sponsored pension plans.  The Company recorded a $64 million pretax charge in the fourth quarter of 2007, including $53 million related to the cash settlement of its outstanding stock-based awards and $3 million of early termination payments related to the Company’s new management equity incentive plan (see Note 17 to the Company’s consolidated financial statements in Item 8), related to these change in control payments.

Employee Reductions

The Company reduced its staffing levels by approximately 700 positions in 2007 and recorded a pretax charge of $55 million ($40 million at publishing and $15 million at corporate). In 2006, the Company reduced its staffing levels by approximately 450 positions, primarily at publishing, and recorded a pretax charge of $9 million. The 2006 eliminations included approximately 100 positions and a pretax charge of approximately $1 million related to discontinued operations. In 2005, the Company reduced its staffing levels by approximately 900 positions and recorded a pretax charge of $45 million ($43 million at publishing, $1 million at broadcasting and entertainment and $1 million at corporate). The eliminations in 2005 included 120 positions as a result of closing the Los Angeles Times’ San Fernando Valley printing facility, as discussed above. The Company had a current liability of approximately $21 million at Dec. 30, 2007 and $7 million at Dec. 31, 2006 related to these employee reductions.

Non-Operating Items

Fiscal years 2007, 2006 and 2005 included several non-operating items. Non-operating items for 2007 are summarized as follows (in millions):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on change in fair values of derivatives and related investments	$—	$(97)	$(59)
Strategic transaction expenses	—	(85)	(77)
Gain on TMCT transactions	74	8	5
Gain on other investment transactions, net	3	32	5
Other, net	11	5	1
Income tax adjustment	—	—	91
Total non-operating items	$88	$(137)	$(34)

The 2007 change in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. The $97 million non-cash pretax loss resulted primarily from an $82 million decrease in the fair value of 16 million shares of Time Warner common stock and a $12 million increase in the fair value of the derivative component of the Company’s PHONES.

Strategic transaction expenses in 2007 included costs related to the Company’s strategic review and the Leveraged ESOP Transactions approved by the Board on April 1, 2007.  These expenses included a $13.5 million loss from refinancing certain credit agreements (see Note 10 to the Company’s consolidated financial statements in Item 8).

The gain on TMCT transactions in 2007 related to the redemption of the Company’s remaining interests in TMCT, LLC and TMCT II, LLC (see Note 8 to the Company’s consolidated financial statements in Item 8).

Other investment transactions resulted in a net pretax gain of $32 million ($5 million after taxes) in 2007. Approximately $28 million of the net pretax gain ($3 million after taxes) resulted from the restructuring of certain investments.  These restructured investments were established in 1998 when Times Mirror disposed of its Matthew Bender and Mosby subsidiaries. As a result of the restructuring, the Company will not realize the $25 million of deferred income tax assets relating to tax credits generated by its low income housing investments. The tax credits were available only to offset income taxes of certain affiliates. After the restructuring, those affiliates no longer exist and the tax credits are no longer available. Accordingly, the Company has  increased its 2007 consolidated income tax expense by $25 million to write-off these deferred income tax assets.  After consideration of the $25 million income tax adjustment, the investment restructuring increased 2007 net income by $3 million.

Other, net in 2007 included an $18 million gain from the settlement of the Company’s Hurricane Katrina insurance claim that was largely offset by a $15 million charge for the civil forfeiture payment related to Newsday and Hoy, New York (see Note 5 to the Company’s consolidated financial statements in Item 8).  The favorable income tax adjustment in 2007 related to the settlement of the Company’s Matthew Bender and Mosby income tax appeal (see Note 14 to the Company’s consolidated financial statements in Item 8).

Non-operating items for 2006 are summarized as follows (in millions):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain on change in fair values of derivatives and related investments	$—	$11	$7
Strategic transaction expenses		(4)	(2)
Gain on TMCT transactions	—	60	48
Gain on other investment transactions, net	83	37	22
Other, net	—	(1)	1
Income tax adjustments	—	—	34
Total non-operating items	$83	$103	$110

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

In 2006, the Company recorded a one-time gain of $48 million, net of tax, as a result of transactions related to its investments in TMCT, LLC and TMCT II, LLC (see Note 8 to the Company’s consolidated financial statements in Item 8). In addition, the Company sold 2.8 million shares of Time Warner common stock unrelated to the PHONES for net proceeds of $46 million and recorded a pretax gain on sale of $19 million, and sold its investment in BrassRing for a gain of $17 million.

Also in 2006, the Company recorded a favorable $34 million income tax expense adjustment, most of which related to the Company’s PHONES as a result of reaching an agreement with the Internal Revenue Service appeals office pertaining to the deduction of interest expense on the PHONES (see to Note 14 to the Company’s consolidated financial statements in Item 8).

Non-operating items for 2005 are summarized as follows (in millions):

	Proceeds	Pretax Gain	After-tax Gain (Loss)
Gain on change in fair values of derivatives and related investments	$—	$62	$38
Gain on other investment transactions, net	17	7	4
Other, net	5	1	1
Income tax adjustments	—	—	(139)
Total non-operating items	$22	$70	$(96)

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

As a result of the United States Tax Court opinion issued on Sept. 27, 2005 related to the Matthew Bender tax dispute, the Company recorded additional income tax expense of $150 million in the third quarter of 2005 (see Note 14 to the Company’s consolidated financial statements in Item 8). In the first quarter of 2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain other federal income tax issues.

OTHER DEVELOPMENTS

In February 2004, a purported class action lawsuit was filed in New York Federal Court by certain advertisers of Newsday and Hoy, New York, alleging that they were overcharged for advertising as a result of inflated circulation numbers at these two publications. The purported class action also alleges that entities that paid a Newsday subsidiary to deliver advertising flyers were overcharged. The Company is vigorously defending this suit. In July 2004, another lawsuit was filed in New York Federal Court by certain advertisers of Newsday alleging damages resulting from inflated Newsday circulation numbers as well as federal and state antitrust violations. On Feb. 11, 2008, this suit was settled with all defendants.

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

As a result of the misstatements of reported circulation at Newsday and Hoy, New York, the Company recorded a total pretax charge of $90 million in 2004 as its estimate of the probable cost to settle with advertisers.  Approximately $80 million of the charge pertained to Newsday and is included in selling, general and administrative expenses in 2004. The remaining $10 million pertained to Hoy, New York and is reflected in discontinued operations in 2004. In the fourth quarter of 2007, the Company recorded an additional pretax charge of $3 million pertaining to Newsday.  The Company will continue to evaluate the adequacy of the advertiser settlement accrual on an ongoing basis (see Note 5 to the Company’s consolidated financial statements in Item 8).

In addition to the advertiser lawsuits, several class action and shareholder derivative suits were filed against the Company and certain of its current and former directors and officers as a result of the circulation misstatements at Newsday and Hoy, New York. These suits alleged breaches of fiduciary duties and other managerial and director failings under Delaware law, the federal securities laws and ERISA. The consolidated shareholder derivative suit filed in Illinois state court in Chicago was dismissed with prejudice on March 10, 2006.  The appeal of this dismissal to the Illinois State Court of Appeals was voluntarily dismissed by the plaintiff following the closing of the Company’s going private transaction. The consolidated securities class action lawsuit and the consolidated ERISA class action lawsuit filed in Federal District Court in Chicago were both dismissed with prejudice on Sept. 29, 2006, and the dismissals are currently being appealed to the United States Court of Appeals for the Seventh Circuit.  Oral arguments of the consolidated securities and ERISA class action appeals were heard on Jan. 23, 2008.   The Company continues to believe these suits are without merit and will continue to vigorously defend them.

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

On Dec. 17, 2007, Newsday and Hoy, New York reached a non-prosecution agreement with the United States Attorney’s Office for the Eastern District of New York that ended the federal inquiry into the circulation practices of Newsday and Hoy, New York.  The agreement recognized Newsday’s and Hoy, New York’s full cooperation with the investigation; the implementation of new practices and procedures to prevent fraudulent circulation practices, the payment of approximately $83 million in restitution to advertisers, and a civil forfeiture payment of $15 million, which is available for additional restitution.  The $15 million civil forfeiture payment is included in 2007 non-operating expense (see Note 2 to the Company’s consolidated financial statements in Item 8). Nine former employees and contractors of Newsday and Hoy, New York have pleaded guilty to various criminal charges in connection with the fraudulent circulation practices uncovered by the Company.  They are awaiting the imposition of sentence.

RESULTS OF OPERATIONS

The Company’s fiscal year ends on the last Sunday in December. Fiscal years 2007 and 2005 encompassed a 52-week period.  Fiscal year 2006 encompassed 53 weeks.  For 2006 compared to 2005, the additional week increased consolidated operating revenues and operating expenses by approximately 1.5% and consolidated operating profit by approximately 2%.

Consolidated

The Company’s consolidated operating results for 2007, 2006 and 2005 are shown in the table below.

				Change
(in millions)	2007	2006	2005	07-06		06-05
Operating revenues	$5,063	$5,444	$5,427	–	7%		—
Operating profit(1)	$634	$1,085	$1,121	–	42%	–	3%
Net income on equity investments	$100	$81	$41	+	24%	+	96%
Net income:
Income from continuing operations	$55	$661	$520	–	92%	+	27%
Income (loss) from discontinued operations, net of tax	32	(67)	15		*		*
Net income	$87	$594	$535	–	85%	+	11%

(1)  Operating profit excludes interest and dividend income, interest expense, equity income and loss, non-operating items and income taxes.

*     Not meaningful

Operating Revenues and Profit—Consolidated operating revenues and operating profit by business segment were as follows:

				Change
(in millions)	2007	2006	2005	07-06		06-05
Operating revenues
Publishing	$3,665	$4,019	$4,013	–	9%		—
Broadcasting and entertainment	1,398	1,425	1,414	–	2%	+	1%
Total operating revenues	$5,063	$5,444	$5,427	–	7%		—
Operating profit (loss)(1)
Publishing	$368	$749	$753	–	51%	–	1%
Broadcasting and entertainment	357	392	417	–	9%	–	6%
Corporate expenses	(91)	(56)	(49)	–	64%	–	13%
Total operating profit	$634	$1,085	$1,121	–	42%	–	3%

(1)  Operating profit (loss) for each segment excludes interest and dividend income, interest expense, equity income and loss, non-operating items and income taxes.

Consolidated operating revenues decreased 7%, or $381 million, in 2007 due to declines in both publishing and broadcasting and entertainment. Consolidated operating revenues were essentially flat at $5.4 billion in 2006 compared to 2005.

Consolidated operating profit decreased 42%, or $451 million, in 2007. Publishing operating profit decreased 51%, or $381 million, in 2007. Publishing operating profit in 2007 was reduced by a $130 million impairment charge to write-down one of the Company’s masthead intangible assets to fair value, $40 million of severance and related expenses for the elimination of approximately 700 positions, a $33 million charge for accelerated stock-based compensation expense and certain one-time compensation payments resulting from completion of the Leveraged ESOP Transactions in December 2007, a charge of $24 million for the write-off of plant equipment related to the previously closed Los Angeles Times San Fernando Valley printing facility, a $7 million charge related to the Company’s new management equity incentive plan, and a $3 million charge to increase the accrual for anticipated advertiser claims at Newsday. Broadcasting operating profit decreased 9%, or $35 million, in 2007 and was reduced by a $12 million charge for accelerated stock-based compensation expense and certain one-time compensation payments resulting from completion of the Leveraged ESOP Transactions in December 2007, a charge of $6 million for the write-down of program assets at Tribune Entertainment and a $3 million charge related to the Company’s new management equity incentive plan.  Corporate expenses increased 64%, or $35 million, in 2007 and included a $19 million charge for accelerated stock-based compensation expense and certain one-time compensation payments from completion of the Leveraged ESOP Transactions in December 2007, $15 million of severance and related expenses, and a $5 million charge related to the Company’s new management equity incentive plan.

Consolidated operating profit decreased 3%, or $36 million, in 2006. Publishing operating profit decreased 1%, or $4 million, in 2006. Publishing operating profit in 2006 reflected $15 million of stock-based compensation expense, a $20 million charge for severance and other payments associated with the new union contracts at Newsday, $8 million of severance expense for the elimination of approximately 300 positions, a $4 million charge for the disposition of a press at the San Fernando Valley printing facility, and a $3 million gain related to a real property sale. Publishing operating profit in 2005 reflected a $22 million charge for the shutdown of the San Fernando Valley printing facility, $43 million of severance expense for the elimination of over 800 positions and a pension curtailment gain of $13 million. In 2006, broadcasting and entertainment operating profit decreased 6%, or $25 million, primarily due to higher programming and compensation expenses, partially offset by higher revenues.

Operating Expenses—Consolidated operating expenses were as follows:

				Change
(in millions)	2007	2006	2005	07-06	06-05
Cost of sales (exclusive of items shown below)	$2,546	$2,701	$2,662	– 6%	+ 1%
Selling, general and administrative	1,525	1,434	1,406	+ 6%	+ 2%
Depreciation and amortization	228	224	238	+ 2%	– 6%
Write-down of intangible assets	130	—	—	*	—
Total operating expenses	$4,429	$4,359	$4,306	+ 2%	+ 1%

*              Not meaningful

Cost of sales decreased 6%, or $155 million, in 2007 primarily due to reductions in newsprint and ink, compensation, and programming expenses.  Newsprint and ink expense decreased 18%, or $88 million, due to an 11% decline in newsprint consumption and a 9% reduction in average newsprint costs.  Compensation expense decreased 5%, or $53 million, primarily due to the impact of position eliminations in 2007 and 2006.  Programming expenses decreased 2%, or $7 million, primarily due to lower broadcast rights amortization, partially offset by a write-down of $6 million of Tribune Entertainment program assets.

Cost of sales increased 1%, or $39 million, in 2006 primarily due to increases in programming, newsprint and ink, outside services, and circulation distribution expenses, partially offset by a decrease in compensation expense. Programming expenses increased 7%, or $28 million, due to higher broadcast rights amortization and production expenses. Newsprint and ink expense was up 3%, or $17 million. The Company’s newspapers transitioned to lighter weight newsprint during 2006 that on a per ton basis, costs more, but yields more pages. On a same-weight basis, average newsprint cost per metric ton increased 10% and consumption declined 6% in 2006. Outside services and circulation distribution expense increased 2%, or $9 million, primarily due to higher affiliate fees and distribution fees. Compensation expense decreased 2%, or $21 million, mainly due to the impact of position eliminations in 2006 and 2005.

Selling, general and administrative expenses (“SG&A”) increased 6%, or $91 million, in 2007, primarily due to increased compensation and other expenses and the absence of $10 million in gains from asset sales recorded in 2006. Compensation expense increased by 7%, or $58 million, due to a $64 million charge for accelerated stock-based compensation expense and certain one-time compensation payments resulting from the completion of the Leveraged ESOP Transactions in December 2007, $55 million of severance and related expenses to eliminate approximately 700 positions, and a charge of $16 million for the Company’s new management equity incentive plan (excluding $3 million of early termination payments made pursuant to the Company’s new management equity incentive plan, which amount is included in the $64 million charge for accelerated stock-based compensation expense and certain one-time compensation payments described above), partially offset by savings from staff reductions.  Other expenses increased by 3%, or $23 million, due to a write-down of $24 million for press equipment at the previously closed Los Angeles Times San Fernando Valley printing facility and a charge of $3 million to increase the accrual for anticipated claims for advertisers at Newsday.

SG&A expenses were up 2%, or $28 million, in 2006. Compensation expense increased 5%, or $36 million, in 2006. Compensation expense in 2006 included $31 million of stock-based compensation, a $20 million charge for severance and other payments associated with the new union contracts at Newsday and $8 million of severance expense for the elimination of approximately 300 positions at publishing. Compensation expense in 2005 included $45 million of severance expense for the elimination of approximately 900 positions and a pension curtailment gain of $18 million. Promotion expense decreased 5%, or $5 million, due to the Company’s efforts to reduce costs in 2006. SG&A expense in 2006 also included a $3 million gain on a real property sale in Publishing and a $7 million gain related to the sale of the corporate airplane.

Depreciation and amortization expense increased 2%, or $4 million, in 2007.  The decrease of 6%, or $14 million, in depreciation and amortization expense in 2006 was primarily due to $16 million of accelerated depreciation in 2005 related to the shutdown of the Los Angeles Times San Fernando Valley printing facility.

In the fourth quarter of 2007, the Company recorded an impairment charge of $130 million to write-down one of its masthead intangible assets to fair value.  See Note 7 to the Company’s consolidated financial statements in Item 8 for further information.

Publishing

For 2006 compared to 2005, the additional week increased publishing operating revenues and operating expenses by approximately 1.5% and operating profit by approximately 2%.

Operating Revenues and Profit—In 2007, publishing contributed 72% of the Company’s revenues and 58% of its operating profits. Daily newspaper revenue is derived principally from advertising and circulation sales, which accounted for 78% and 14%, respectively, of the publishing segment’s total revenues in 2007. Advertising revenue is comprised of three basic categories: retail, national and classified. Newspaper advertising volume is categorized as full run inches, part run inches or preprint pieces. Circulation revenue results from the sale of newspapers. Other publications/services revenue accounted for 8% of the segment’s total revenues in 2007 and includes syndication of editorial products, advertising placement services, direct mail operations, cable television news programming, distribution of entertainment listings and other publishing-related activities.

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

The table below presents publishing operating revenues, operating expenses and operating profit. References in this discussion to individual daily newspapers include their related businesses.

				Change
(in millions)	2007	2006	2005	07-06		06-05
Operating revenues	$3,665	$4,019	$4,013	–	9%		—
Operating expenses	3,297	3,270	3,260	+	1%		—
Operating profit	$368	$749	$753	–	51%	–	1%

Publishing operating revenues decreased 9%, or $354 million, in 2007, primarily due to a decrease in advertising revenue.  The largest declines in advertising revenue were at Los Angeles, South Florida, Chicago, Orlando and Newsday.  Publishing operating revenues in 2006 were essentially flat at $4.0 billion as an increase in advertising revenue was offset by a decrease in circulation revenue. The largest increases in advertising revenue were at Orlando, Los Angeles and South Florida, while the largest declines in circulation revenues were at Chicago, Baltimore and Orlando.

Publishing operating profit decreased 51%, or $381 million, in 2007.  For 2007, publishing operating profit was reduced by a $130 million impairment charge to write-down one of the Company’s masthead intangible assets to fair value, $40 million of severance and related expenses for the elimination of approximately 700 positions, a $33 million charge for accelerated stock-based compensation expense and certain one-time compensation payments resulting from completion of the Leveraged ESOP Transactions in December 2007, a charge of $24 million for the write-off of plant equipment related to the previously closed Los Angeles Times San Fernando Valley printing facility, a charge of $7 million related to the Company’s new management equity incentive plan, and a $3 million charge to increase the accrual for anticipated advertiser claims at Newsday. Publishing operating profit decreased 1%, or $4 million, in 2006. For 2006, publishing operating profit included $15 million of stock-based compensation expense, a $20 million charge for severance and other payments associated with new union contracts at Newsday, $8 million of severance expense for the elimination of approximately 300 positions, a $4 million charge for the disposition of a press at the San Fernando Valley printing facility, and a $3 million gain related to a real property sale.

Operating Revenues—Total publishing operating revenues decreased 9%, or $354 million, in 2007.  In 2006, total operating revenues were essentially flat. Total publishing operating revenues, by classification, were as follows:

				Change
(in millions)	2007	2006	2005	07-06		06-05
Advertising
Retail	$1,248	$1,327	$1,307	–	6%	+	2%
National	686	730	767	–	6%	–	5%
Classified	927	1,138	1,098	–	19%	+	4%
Total advertising	2,861	3,195	3,172	–	10%	+	1%
Circulation	527	567	585	–	7%	–	3%
Other	277	257	256	+	8%		—
Total operating revenues	$3,665	$4,019	$4,013	–	9%		—

Advertising Revenue and Volume—Total advertising revenue decreased 10%, or $334 million, in 2007.  Retail advertising revenues decreased 6%, or $79 million, primarily due to decreases in the department stores, furniture/home furnishings, electronic and amusement categories, partially offset by increases in the health care and apparel/fashion categories. Preprint revenues, which are primarily included in retail advertising, decreased 3%, or $24 million, due to decreases at Newsday, South Florida and Chicago, partially offset by an increase at Los Angeles. National advertising revenues decreased 6%, or $44 million, primarily due to decreases in the auto, technology and transportation categories, partially offset by an increase in the movies category. Classified advertising revenues decreased 19%, or $211 million, in 2007, due to declines in real estate, help wanted and automotive of 24%, 19% and 13%, respectively. Interactive revenues, which are included in the above categories, increased 12%, or $27 million, in 2007.

Total advertising revenues increased 1%, or $23 million, in 2006. Retail advertising revenues were up 2%, or $20 million, primarily due to increases in the hardware/home improvement stores, amusements and personal services categories, partially offset by a decrease in the department store category. Preprint revenues, which are primarily included in retail advertising, rose 1%, or $8 million, due to increases at Chicago, Los Angeles, Orlando, Baltimore and Hartford, partially offset by a decrease at Newsday. National advertising revenues decreased 5%, or $37 million, primarily due to decreases in the auto, movies and resorts categories, partially offset by increases in the media and health care categories. Classified advertising revenues increased 4%, or $40 million, in 2006, with an increase in real estate of 25%, partially offset by decreases in automotive and help wanted of 10% and 2%, respectively. Interactive revenues, which are included in the above categories, increased 29%, or $51 million, in 2006.

Advertising volume data for 2007, 2006 and 2005 was as follows:

				Change
Inches (in thousands)	2007	2006	2005	07-06		06-05
Full run inches
Retail	5,263	5,466	5,380	–	4%	+	2%
National	2,798	3,132	3,461	–	11%	–	10%
Classified	7,874	9,437	9,236	–	17%	+	2%
Total full run inches	15,935	18,035	18,077	–	12%		—
Part run inches	18,134	21,217	20,113	–	15%	+	5%
Total inches	34,069	39,252	38,190	–	16%	+	3%

Preprint pieces (in millions)	14,500	14,814	14,818	–	2%		—

Full run advertising inches decreased 12% in 2007. Full run retail advertising inches decreased 4% primarily due to a decrease at Los Angeles. Full run national advertising inches decreased 11% due to decreases at Chicago, Los Angeles and South Florida. Full run classified advertising inches decreased 17% mainly due to decreases at Orlando, South Florida and Newsday.  Part run advertising inches decreased 15% in 2007 mainly due to decreases at South Florida and Chicago. Preprint advertising pieces decreased 2% primarily due to decreases at South Florida, Newsday and Chicago.

Full run advertising inches were flat in 2006. Full run retail advertising inches were up 2% in 2006 mainly due to an increase at Los Angeles, Chicago and Newsday, partially offset by decreases at South Florida, Newport News and Hartford. Full run national advertising inches were down 10% in 2006 primarily due to decreases at Chicago, Los Angeles and South Florida. Full run classified advertising inches rose 2% in 2006 mainly due to increases at Orlando and Los Angeles, partially offset by decreases at Newport News, Chicago and Newsday. Part run advertising inches were up 5% in 2006 due to increases at Chicago and Los Angeles, partially offset by decreases at Newsday and Orlando. Preprint advertising pieces were flat in 2006 as increases at Los Angeles, Orlando and Hartford were offset by a decrease at Newsday.

Circulation Revenues—Circulation revenues were down 7% in 2007 and 3% in 2006, primarily due to selective home delivery discounting and volume declines. The largest revenue declines in 2007 were at Los Angeles, Chicago and Newsday. The largest revenue declines in 2006 were at Chicago, Los Angeles and Baltimore.

Other Revenues—Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues increased by 8% in 2007 compared to 2006 primarily due to increased delivery revenue for third-party publications. In 2006, other revenues were flat compared to 2005.

Operating Expenses—Publishing operating expenses for 2007, 2006 and 2005 were as follows:

				Change
(in millions)	2007	2006	2005	07-06		06-05
Compensation	$1,311	$1,351	$1,358	–	3%		—
Newsprint and ink	412	501	484	–	18%	+	3%
Circulation distribution	482	478	457	+	1%	+	4%
Outside services	314	308	295	+	2%	+	4%
Promotion	98	101	106	–	3%	–	5%
Depreciation and amortization	176	172	188	+	2%	–	9%
Write-down of intangible assets	130	—	—		*		—
Other	374	359	372	+	4%	–	3%
Total operating expenses	$3,297	$3,270	$3,260	+	1%		—

*              Not meaningful

Publishing operating expenses increased 1%, or $27 million, in 2007. Compensation expense decreased 3%, or $40 million, in 2007 primarily due to a 4% reduction in staffing.  Compensation expense in 2007 included $40 million of severance and related expenses for the elimination of approximately 700 positions, a $33 million charge for accelerated stock-based compensation expense and certain one-time compensation payments resulting from completion of the Leveraged ESOP Transactions in December 2007, and a $7 million charge related to the Company’s new management equity incentive plan.  Newsprint and ink expense declined by 18%, or $89 million, for 2007 due to an 11% decline in consumption and a 9% reduction in average newsprint costs.  Circulation distribution expense increased 1%, or $4 million, primarily due to commercial delivery initiatives. Outside services expense increased 2%, or $6 million, in 2007 primarily due to additional outsourcing initiatives. Promotion expense decreased 3%, or $3 million, in 2007. Depreciation and amortization expense increased 2%, or $4 million, in 2007. In 2007, the Company recorded a $130 million impairment charge to write-down one of its masthead intangible assets to fair value (see Note 7 to the Company’s consolidated financial statements in Item 8). Other expenses for 2007 included a $24 million charge for the disposition of a press at the Los Angeles Times San Fernando Valley printing facility and a $3 million charge to increase the accrual for anticipated advertiser claims at Newsday.

Publishing operating expenses were flat in 2006. Compensation expense decreased $7 million in 2006 primarily due to a 5% (900 full-time equivalent positions) reduction in staffing. Compensation expense in 2006 included a $20 million charge related to new union contracts at Newsday, $15 million of stock-based compensation expense and $8 million of severance expense for the elimination of 300 positions. Compensation expense in 2005 included $43 million of severance expense for the elimination of over 800 positions and a $13 million pension curtailment gain. Newsprint and ink expense was up 3%, or $17 million, for 2006. The Company’s newspapers transitioned to lighter weight newsprint that on a per ton basis costs more, but yields more pages. On a same-weight basis, average newsprint cost per metric ton increased 10% and consumption declined 6% in 2006. Circulation distribution expense increased 4%, or $21 million, primarily due to higher mailed preprint advertising postage expenses resulting from higher postage rates and increased volume. Outside services expense was up 4%, or $13 million, in 2006 due largely to higher outside printing costs. Promotion expense decreased 5%, or $5 million, due to the Company’s efforts to reduce costs in 2006. Depreciation and amortization expense decreased 9%, or $16 million, primarily due to $16 million of accelerated depreciation recorded in 2005 related to the shutdown of the Los Angeles Times San Fernando Valley printing facility. Other expenses for 2006 included a $4 million charge for the disposition of a press at the San Fernando Valley printing facility and a $3 million gain on a real property sale.

Broadcasting and Entertainment

For 2006 compared to 2005, the additional week increased broadcasting and entertainment operating revenues, operating expenses and operating profit by approximately 1%.

Operating Revenues and Profit—In 2007, broadcasting and entertainment contributed 28% of the Company’s revenues and 56% of its operating profits. The following table presents broadcasting and entertainment operating revenues, operating expenses and operating profit for television and radio/entertainment. The Company’s broadcasting operations at the end of 2007 included 23 television stations. Radio/entertainment includes WGN-AM, Chicago, Tribune Entertainment and the Chicago Cubs.

				Change
(in millions)	2007	2006	2005	07-06		06-05
Operating revenues
Television	$1,136	$1,178	$1,165	–	4%	+	1%
Radio/entertainment	262	247	249	+	6%	–	1%
Total operating revenues	$1,398	$1,425	$1,414	–	2%	+	1%

Operating expenses
Television	$814	$820	$782	–	1%	+	5%
Radio/entertainment	227	213	215	+	6%	–	1%
Total operating expenses	$1,041	$1,033	$998	+	1%	+	4%

Operating profit
Television	$322	$358	$383	–	10%	–	7%
Radio/entertainment	35	34	33	+	5%	+	1%
Total operating profit	$357	$392	$417	–	9%	–	6%

Broadcasting and entertainment revenues decreased 2%, or $27 million, in 2007 due to decreased television revenues, partially offset by higher radio/entertainment revenues. Television revenues decreased 4%, or $42 million, primarily due to declines in advertising revenues of $74 million, partially offset by an additional $23 million of cable copyright royalties. The additional cable copyright royalties primarily related to WGN-TV, Chicago copyrighted programming that aired in prior years on Superstation WGN and was distributed on national cable and satellite television systems.  Advertising revenues decreased primarily due to declines in the political, automotive, movies, retail and professional services categories, partially offset by increases in the telecom and food/packaged goods categories. Radio/entertainment revenues increased 6%, or $15 million, due to increased revenues at the Chicago Cubs, partially offset by lower revenues at WGN Radio. Chicago Cubs revenues increased as a result of higher concessions and game receipts, while WGN Radio’s revenues declined due to lower advertising revenues.

Broadcasting and entertainment revenues increased 1%, or $11 million, in 2006 due to increased television revenues, partially offset by lower radio/entertainment revenues. Television revenues increased 1%, or $13 million, as declines in the retail, restaurant and fast food, health care and pharmacy and automotive categories were more than offset by increases in the political, telecom, education and movie categories. Radio/entertainment revenues decreased 1%, or $2 million, due to lower revenues at Tribune Entertainment, partially offset by increased revenues at the Chicago Cubs. Tribune Entertainment revenues declined due to lower syndication revenues and Chicago Cubs revenues increased as a result of higher game receipts, marketing revenues and broadcasting revenues.

Operating profit for broadcasting and entertainment decreased 9%, or $35 million, in 2007. Operating profit for 2007 was reduced by a $12 million charge for accelerated stock-based compensation expense and certain one-time compensation payments resulting from completion of the Leveraged ESOP Transactions in December 2007, a charge of $6 million for the write-down of program assets at Tribune Entertainment, and a $3 million charge related to the Company’s new management equity incentive plan.  Television operating profit declined 10%, or $36 million, in 2007 due to lower revenues and higher compensation costs, partially offset by lower programming expenses. Radio/entertainment operating profit increased 5%, or $1 million, due to higher revenues at the Chicago Cubs, partially offset by lower revenues at WGN Radio and the $6 million write-down of Tribune Entertainment program assets.

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

Operating Expenses—Broadcasting and entertainment operating expenses for 2007, 2006 and 2005 were as follows:

				Change
(in millions)	2007	2006	2005	07-06	06-05
Compensation	$433	$417	$412	+4%	+1%
Programming	344	352	330	–2%	+7%
Depreciation and amortization	51	51	48	–1%	+6%
Other	213	213	208	—	+3%
Total operating expenses	$1,041	$1,033	$998	+1%	+4%

Broadcasting and entertainment operating expenses increased 1%, or $8 million, in 2007, as an increase in compensation expense was largely offset by a decrease in programming expense.  Compensation expense increased 4%, or $16 million, in 2007 due to the $12 million charge for accelerated stock-based compensation expense and certain one-time compensation payments resulting from completion of the Leveraged ESOP Transactions in December 2007 and a $3 million charge related to the Company’s new management equity incentive plan. Programming expenses decreased 2%, or $8 million, in 2007 due to lower broadcast rights amortization, partially offset by the $6 million write-down of Tribune Entertainment program assets.

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

Equity Results

				Change
(in millions)	2007	2006	2005	07-06	06-05
Net income on equity investments	$100	$81	$41	+24%	+96%

Equity income totaled $100 million in 2007, an increase of $19 million from 2006. The increase primarily reflects improvements at TV Food Network and Comcast SportsNet Chicago.

Equity income totaled $81 million in 2006, an increase of $40 million from 2005. The increase primarily reflects improvements at TV Food Network, CareerBuilder and Classified Ventures and the absence of losses from The WB Network. In addition, equity income for 2006 includes the Company’s $6 million share of a one-time favorable income tax adjustment at CareerBuilder.

Interest and Dividend Income and Interest Expense

				Change
(in millions)	2007	2006	2005	07-06	06-05
Interest and dividend income	$22	$14	$7	+54%	+88%
Interest expense	$(582)	$(274)	$(155)	+112%	+76%

Interest and dividend income increased to $22 million in 2007 from $14 million in 2006, due to higher average cash balances, higher interest rates and an increase in Time Warner dividend income.  Interest and dividend income increased to $14 million in 2006, from $7 million in 2005, due to higher average cash balances, higher interest rates and an increase in Time Warner dividend income. Time Warner began paying quarterly dividends in September 2005. The Company currently holds 16.2 million shares of Time Warner stock.

Interest expense increased 112%, or $308 million, in 2007 primarily due to higher debt levels as a result of the Leveraged ESOP Transactions and higher interest rates (see Note 10 to the Company’s consolidated financial statements in Item 8). Interest expense increased 76%, or $119 million, in 2006 primarily due to higher debt levels from financing common share repurchases in the third quarter of 2006 and higher interest rates.  Average debt levels were $9.1 billion in 2007, $4.2 billion in 2006 and $2.6 billion in 2005. Outstanding debt was $12.8 billion at year-end 2007, $5.0 billion at year-end 2006 and $3.3 billion at year-end 2005.

Other

Corporate expenses for 2007, 2006 and 2005 were as follows:

				Change
(in millions)	2007	2006	2005	07-06	06-05
Corporate expenses	$91	$56	$49	+64%	+13%

Corporate expenses increased 64%, or $35 million, in 2007 primarily due to a $19 million charge for accelerated stock-based compensation expense and certain one-time compensation payments resulting from completion of the Leveraged ESOP Transactions in December 2007, a $15 million charge in 2007 for position eliminations, a $5 million charge related to the Company’s new management equity incentive plan (excluding $3 million of early termination payments made pursuant to the Company’s new management equity incentive plan, which amount is included in the $19 million charge for accelerated stock-based compensation expense and certain one-time compensation payments described above), and the absence of the $7 million corporate airplane gain recorded in 2006. Corporate expenses increased 13%, or $7 million, in 2006 primarily due to $11 million of stock-based compensation expense, partially offset by a $7 million gain related to the sale of the corporate airplane in 2006.

The effective tax rate on income from continuing operations was (49.1%) in 2007, 34.5% in 2006, and 52.1% in 2005.  The effective tax rates for all three years were affected by income tax settlements and adjustments, as well as other non-operating items (see Note 2 to the Company’s consolidated financial statements in Item 8). See Note 14 to the Company’s consolidated financial statements in Item 8 for a reconciliation of income taxes computed at the U.S federal statutory rate to income taxes reported for continuing operations.

On March 13, 2008, the Company filed an election to be treated as a subchapter S Corporation under the Internal Revenue Code, which election is effective as of the beginning of the Company’s 2008 fiscal year.  As a result, essentially all of the Company’s net deferred tax liabilities will be eliminated and such adjustment will be recorded as a reduction in the Company’s provision for income taxes in the first quarter of 2008.

DISCONTINUED OPERATIONS

Publishing Discontinued Operations

On Feb. 12, 2007, the Company announced an agreement to sell Hoy, New York to ImpreMedia, LLC.  The Company completed the sale of Hoy, New York on May 15, 2007 and recorded a pretax gain on the sale of $2.5 million ($.1 million after taxes) in the second quarter of 2007.  On March 6, 2007, the Company announced an agreement to sell SCNI to Gannett Co., Inc.  On May 25, 2007, the Company announced the termination of this agreement following an arbitrator’s ruling that the Company could not sell SCNI unless Gannett Co., Inc. assumed an existing collective bargaining contract as a condition of the sale, which Gannett Co., Inc. declined to do.  The Company simultaneously announced that it would immediately begin the process of soliciting offers for SCNI with the intention of completing a sale as soon as possible.  On Oct. 25, 2007, the Company announced an agreement to sell SCNI to Hearst Corporation for $62.4 million.  The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greenwich, Connecticut, which the Company plans to sell separately.  In the first quarter of 2007, the Company recorded a pretax loss of $19 million ($33 million after taxes) to write down the net assets of SCNI to estimated fair value, less costs to sell.  In the third quarter of 2007, the Company recorded a favorable $3 million after-tax adjustment to the loss on the sale of SCNI. During the third quarter of 2007, the Company began actively pursuing the sale of the stock of Recycler to Target Media Partners.  Recycler publishes a collection of free classified newspapers in Southern California.  The sale of Recycler closed on Oct. 17, 2007.  The Company recorded a pretax loss on the sale of the stock of Recycler of $1 million in the third quarter of 2007.  Due to the Company’s high tax basis in the Recycler stock, the sale generated a significantly higher capital loss for income tax purposes.  As a result, the Company recorded a $65 million income tax benefit in the third quarter of 2007, resulting in an after-tax gain of $64 million.

These businesses were considered components of the Company’s publishing segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.  The operations and cash flows of these businesses have been eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations.  Accordingly, the results of operations for each of these businesses are reported as discontinued operations in the consolidated statements of income. Prior year consolidated statements of income have been reclassified to conform to the current year presentation of discontinued operations.

Broadcasting and Entertainment Discontinued Operations

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

These businesses were considered components of the Company’s broadcasting and entertainment segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses have been eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations. Accordingly, the results of operations of each of these businesses have been reported as discontinued operations in the consolidated statements of income. Prior year consolidated statements of income were reclassified to conform to the presentation of these businesses as discontinued operations.

In conjunction with the sales of WATL-TV, Atlanta and WCWN-TV, Albany, the Company recorded in the second quarter of 2006 a pretax loss totaling $90 million to write down the net assets of the stations to estimated fair value, less costs to sell. The Company subsequently reduced the pretax loss on the sales of the Atlanta and Albany stations during the third quarter of 2006 by $1 million.  In addition, the Company recorded in the fourth quarter of 2006 a pretax gain of $41 million for the sale of the Boston station. The net pretax loss on the sales of the three stations sold during 2006 was $48 million.

See Note 4 to the Company’s consolidated financial statements in Item 8 for summarized financial information related to discontinued operations for 2007, 2006, and 2005.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operations is the Company’s primary source of liquidity. Net cash provided by operations was $456 million in 2007, down 42% from $788 million in 2006, primarily due to lower operating profit and higher interest expense.

Net cash provided by investments totaled $211 million in 2007 compared to $26 million in 2006. The Company’s capital expenditures totaled $146 million in 2007. The Company spent $16 million in cash for acquisitions and $11 million for investments and received $159 million in proceeds from the sales of certain subsidiaries, intangibles, and investments in 2007. Included in the $159 million in proceeds from the sales was

$69 million from the sales of discontinued operations (see Note 4 to the Company’s consolidated financial statements in Item 8). In addition, the Company recorded a $224 million reduction to goodwill as a result of the Matthew Bender and Mosby income tax liabilities settlement (see Note 14 to the Company’s consolidated financial statements in Item 8).

Net cash used for financing activities was $608 million in 2007. Total borrowings under the Credit Agreement were $9.120 billion and borrowings under the Interim Credit Agreement were $1.6 billion in 2007. The Company paid $207 million of debt issuance costs related to these new borrowings in 2007. In June 2007, the Company borrowed $7.015 billion under the Credit Agreement and used the proceeds to repurchase 126 million shares of the Company’s common stock for $4.3 billion and to repay $1.5 billion of borrowings under the Company’s former five-year term loan and $1.4 billion of borrowings under the Company’s former bridge credit facility.  In December 2007, the Company borrowed an additional $3.705 billion including $2.105 billion of incremental borrowings under the Credit Agreement and $1.6 billion of borrowings under the Interim Credit Agreement, and primarily used the proceeds to repurchase the remaining shares of the Company’s common stock for $4.0 billion and to settle the Company’s then outstanding stock-based awards for $135 million in cash. The Company also issued an unsecured $200 million subordinated exchangeable promissory note, including $6 million of payable-in-kind interest, to the Zell Entity and repaid $100 million of the borrowings under the Tranche X Facility and $97 million of commercial paper in 2007. Upon consummation of the Merger, the Company repaid the subordinated exchangeable promissory note using the $315 million of proceeds from the issuance of a new subordinated promissory note and a 15-year warrant to the Zell Entity and certain permitted assignees.  Prior to the Merger, in 2007 net proceeds from the sales of common stock to employees totaled $80 million and proceeds from the sale of common stock to the Zell Entity totaled $50 million, while dividends on common stock, which were paid in the first quarter of 2007, totaled $43 million.  In connection with the announcement on April 2, 2007 of the Leveraged ESOP Transactions, the Company suspended the payment of quarterly dividends on its common stock.  The Credit Agreement contains certain restrictions on the Company’s ability to pay dividends.

The Company expects to fund capital expenditures, interest and principal payments due in 2008 and other operating requirements through a combination of cash flows from operations, available borrowings under the Revolving Credit Facility, and, if necessary, disposals of assets or operations.  The Company’s ability to make scheduled payments or prepayments on its debt and other financial obligations will depend on future financial and operating performance and the ability to dispose of assets on favorable terms.  There can be no assurances that the Company’s businesses will generate sufficient cash flows from operations or that future borrowings under the Revolving Credit Facility will be available in an amount sufficient to satisfy debt maturities or to fund other liquidity needs or that any such asset dispositions can be completed.  The Company’s financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company.

If the Company’s cash flows and capital resources are insufficient to fund debt service obligations, the Company will likely face increased pressure to reduce or delay capital expenditures, dispose of assets or operations, further reduce the size of its workforce, seek additional capital or restructure or refinance its indebtedness. These actions could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company cannot assure the ability to take any of these actions, that these actions would be successful and permit the Company to meet scheduled debt service obligations or that these actions would be permitted under the terms of the Company’s existing or future debt agreements, including the Credit Agreement and the Interim Credit Agreement.  For example, the Company may need to refinance all or a portion of its indebtedness on or before maturity. There can be no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all.  In the absence of improved operating results and access to capital resources, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations. The Credit Agreement and the Interim Credit Agreement restrict the Company’s ability to dispose of assets and use the proceeds from the disposition.  The Company may not be able to consummate those dispositions or to obtain the proceeds realized.  Additionally, these proceeds may not be adequate to meet the debt service obligations then due.

If the Company cannot make scheduled payments or prepayments on its debt, the Company will be in default and, as a result, among other things, the Company’s debt holders could declare all outstanding principal and interest to be due and payable and the Company could be forced into bankruptcy or liquidation or required to substantially restructure or alter business operations or debt obligations. See Part I, Item 1A. “Risk Factors” for further discussion of the risks associated with the Company’s ability to service all of its existing indebtedness.  In addition, see the “Significant Events” section herein for additional information regarding the Leveraged ESOP Transactions and a summary of the Company’s obligations under the Credit Agreement and the Interim Credit Agreement and for definitions of capitalized terms used in this discussion.

As of March 17, 2008, the Company’s corporate credit ratings were as follows: “B-” with negative outlook by Standard & Poor’s Rating Services, “B3” with stable outlook by Moody’s Investor Service and “B-” with negative outlook by Fitch Ratings.

The Company has for several years maintained active debt shelf registration statements for its medium-term note program and other financing needs.  A shelf registration statement was declared effective in July 2006.  The shelf registration statement does not have a designated amount, but the Company’s Board of Directors has authorized the issuance and sale of up to $3 billion of debt securities.  Proceeds from any future debt issuances under the new shelf registration statement would be used for general corporate purposes, including repayment of short-term and long-term borrowings, capital expenditures, working capital and financing of acquisitions, in each case, subject to the terms of the Credit Agreement and the Interim Credit Agreement.

Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

Off-Balance Sheet Arrangements—Off-balance sheet arrangements as defined by the SEC include the following four categories: obligations under certain guarantees or contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interests. The Company has not entered into any material arrangements, which would fall under any of these four categories, which would be reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity or capital expenditures.

Contractual Obligations—The table below presents long-term debt maturities, required payments under contractual agreements for broadcast rights recorded in the consolidated balance sheet, future minimum lease payments to be made under non-cancelable operating leases, and other purchase obligations as of Dec. 30, 2007 (in thousands).

Fiscal Year	Long-term Debt	Broadcast Rights Contracts Payable	Future Minimum Lease Payments	Other Purchase Obligations(1)	Total(2)
2008	$1,003,319	$339,909	$62,851	$190,645	$1,596,724
2009	857,222	188,748	57,941	207,602	1,311,513
2010	563,074	139,270	45,000	159,670	907,014
2011	78,309	66,724	35,627	121,587	302,247
2012	118,324	20,113	27,538	90,639	256,614
Thereafter	10,223,277	17,538	57,191	212,966	10,510,972
Total	$12,843,525	$772,302	$286,148	$983,109	$14,885,084

(1)

Other purchase obligations include $473 million for commitments for broadcast rights that are not currently available for broadcast (see Note 13 to the Company’s consolidated financial statements in Item 8), and $510 million for talent contracts.

(2)

In addition to the amounts listed in the table above, the Company had commitments totaling $142 million at Dec. 30, 2007 related to the purchase of inventory and property, plant and equipment. In addition, under its current agreement with AbitibiBowater Inc., the Company has a commitment to purchase 369,000 metric tons of newsprint each year over the next two years, subject to certain limitations, at prevailing market prices at the time of purchase (see Note 13 to the Company’s consolidated financial statements in Item 8).

(3)

The above table does not include $138 million of liabilities associated with the Company’s uncertain tax positions as the Company cannot reliably estimate the timing of the future cash outflows related to these liabilities (see Note 14 to the Company’s consolidated financial statements in Item 8).

Capital Spending—The Company spent $146 million for capital expenditures during 2007 and $222 million in 2006 (see Note 19 to the Company’s consolidated financial statements in Item 8 for capital spending by business segment.)

Major capital projects that were in process during 2007 included the expansion of preprint inserting operations, expansion of color press capacities, web width reductions, and the implementation of new standard advertising, editorial and circulation systems.

Capital spending for the expansion of preprint inserting capacity in Orlando and Chicago totaled $7 million in 2007 and $20 million in 2006. The new inserters in Orlando began production in 2006. The Chicago expansion is scheduled to be completed by mid-2009 with additional capital spending of approximately $6 million expected in 2008. The Company spent $6 million in 2005 for preprint inserting capacity expansions at Los Angeles, South Florida and Orlando.

The Company’s Los Angeles, Chicago and South Florida newspapers are increasing their color press capacities. The Los Angeles and South Florida expansions were operational in 2005 and 2006, respectively, while the Chicago expansion is scheduled to be completed by mid-2008. Capital spending for the color expansion at these three newspapers totaled less than $1 million in 2007 and $17 million and $45 million in 2006 and 2005, respectively. Additional capital spending of approximately $4 million is expected for the Chicago color expansion in 2008.

The Company initiated a web width reduction project in 2006 to reduce the printing press widths at seven newspaper markets to reduce printing costs. Capital spending for the web width reduction totaled $8 million in 2007 and $3 million in 2006. Additional capital spending for this project is expected to total approximately $10 million in 2008.

The Company is in the process of enhancing the capabilities of its advertising systems for its newspaper markets. Capital spending for this project totaled $10 million, $22 million, and $12 million in 2007, 2006, and 2005, respectively. Capital spending for this project is expected to be approximately $10 million in 2008.

The Company started new projects in 2006 to replace the editorial and circulation systems at all nine of its newspaper markets. The total estimated capital costs for the new editorial and circulation systems are approximately $33 million and $22 million, respectively. The targeted completion dates are mid-2009 for the editorial systems and 2010 for the circulation systems. The editorial systems spending was $6 million in 2007 and $11 million in 2006 while the circulation systems spending was $4 million in 2007 and $13 million in 2006. Capital spending for these projects combined is expected to be approximately $20 million in 2008.

The Company exercised it option on Jan. 29, 2008 to acquire the eight properties the Company leases from TMCT for $175 million. The Company expects to complete this acquisition in April 2008. The Company expects all other 2008 capital expenditures to be somewhat lower than 2007. Management reviews the capital expenditure program periodically and modifies it as required to meet current business needs. It is expected that 2008 capital expenditures will be funded from cash flow generated from operations and dispositions of assets.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk—All of the Company’s borrowings are denominated in U.S. dollars. The Company manages interest rate risk by issuing a combination of both fixed and variable rate debt. In addition, the Company enters into hedge arrangements as required under the terms of the Credit Agreement as defined and described in Item 7 “Significant Events”.

Information pertaining to the Company’s debt at Dec. 30, 2007 is shown in the table below (in thousands).

Maturities	Fixed Rate Debt	Weighted Avg Interest Rate	Variable Rate Debt	Weighted Avg Interest Rate	Total Debt
2008(1)	$277,119	2.5%	$726,200	8.0%	$1,003,319
2009(2)	15,347	7.9%	841,875	8.0%	857,222
2010 (3)	451,713	4.9%	111,361	7.9%	563,074
2011	2,109	9.2%	76,200	7.9%	78,309
2012 (4)	2,090	9.5%	116,234	7.9%	118,324
Thereafter (5)	1,417,112	4.1%	8,806,165	8.2%	10,223,277
Total at Dec. 30, 2007	$2,165,490		$10,678,035		$12,843,525
Fair Value at Dec. 30, 2007(6)	$1,710,564		$9,762,567		$11,473,131

(1)

Fixed rate debt includes $253 million related to the Company’s 2% PHONES which represents the cash exchange value of the PHONES at Dec. 30, 2007. Also included is $22 million of property financing obligation (see Note 8 to the Company’s consolidated financial statements in Item 8). Variable rate debt includes $650 million related to the portion of the Tranche X facility due on Dec. 4, 2008 and $76 million related to the Tranche B facility, which is payable in quarterly increments of $19 million until maturity in 2014 when the remaining principal balance is due in full (see Note 10 to the Company’s consolidated financial statements in Item 8).

(2)

Variable rate debt includes $750 million related to the portion of the Tranche X facility due on June 4, 2009 and $16 million related to an interest rate swap agreement through 2009 on $750 million of the variable rate borrowings under the Tranche B facility effectively converting the variable rate to a fixed rate of 5.25% plus a margin of 300 basis points.

(3)

Variable rate debt includes $35 million related to an interest rate swap agreement through 2010 on $1 billion of the variable rate borrowings under the Tranche B facility effectively converting the variable rate to a fixed rate of 5.29% plus a margin of 300 basis points.

(4)

Variable rate debt includes $40 million related to an interest rate swap agreement through 2012 on $750 million of the variable rate borrowings effectively converting the variable rate to a fixed rate of 5.39% plus a margin of 300 basis points.

(5)

Fixed rate debt includes the remaining $344 million related to the Company’s 2% PHONES, due 2029. The Company may redeem the PHONES at any time for the greater of the principal value of the PHONES ($155.99 per PHONES at Dec. 30, 2007) or the then market value of two shares of Time Warner common stock, subject to certain adjustments. Quarterly interest payments are made to the PHONES holders at an annual rate of 2% of the initial principal. The Company records both cash and non-cash interest expense on the discounted debt component of the PHONES (see Note 10 to the Company’s consolidated financial statements in Item 8). Fixed rate debt also includes $28 million related to the interest rate swap agreement on the $100 million 7.5% debentures due in 2023 effectively converting the fixed 7.5% rate to a variable rate based on LIBOR. Variable rate debt includes the $1.6 billion Bridge Facility, which has been classified as long-term because the borrowings under the Bridge Facility will be converted into long-term senior exchange notes or similar instruments prior to the Bridge Facility’s initial maturity date of Dec. 20, 2008 (see Note 10 to the Company’s consolidated financial statements in Item 8). Variable rate debt also includes $7.2 billion related to the amount due in 2014 on the Tranche B facility after all quarterly payments have been made (see Note 10 to the Company’s consolidated financial statements in Item 8).

(6)

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

Variable Interest Rate Debt—As described in Item 7 herein, on June 4, 2007 and Dec. 20, 2007, the Company entered into borrowings under the Credit Agreement and the Interim Credit Agreement. In general, borrowings under the Credit Agreement bear interest at a variable rate based on LIBOR plus a spread ranging from 2.75% to 3.00%.  Borrowings under the Interim Credit Agreement bear interest based on LIBOR plus 4.50%, provided that the aforementioned interest rate will increase by 50 basis points per annum each quarter beginning on March 20, 2008, subject to specified caps. As of Dec. 30, 2007, the Company had $10.587 billion of variable rate borrowings outstanding under these credit facilities.  At this borrowing level, and before consideration of the Company’s existing interest rate swap agreements, a hypothetical one percent increase in the underlying interest rates for the Company’s variable rate borrowings under these agreements would result in an additional $106 million of annual pretax interest expense. The Company is currently a party to four interest rate swap agreements.  One of the swap agreements relates to the $100 million fixed 7.5% rate debentures due in 2023 and effectively converts the fixed 7.5% rate to a variable rate based on LIBOR.  The other three swap agreements were initiated on July 3, 2007, and effectively converted $2.5 billion of the variable rate borrowings to a weighted-average fixed rate of 5.31% plus a margin of 300 basis points.

Information pertaining to the Company’s debt at Dec. 31, 2006 is shown in the table below (in thousands).

Maturities	Fixed Rate Debt	Weighted Avg Interest Rate	Variable Rate Debt	Weighted Avg Interest Rate	Total Debt
2007(1)(2)	$353,044	2.3%	$1,407,019	6.2%	$1,760,063
2008	287,023	5.8%	—	—	287,023
2009	15,851	7.7%	—	—	15,851
2010	451,246	4.9%	—	—	451,246
2011	1,907	9.3%	1,500,000	6.2%	1,501,907
Thereafter(3)(4)	989,128	3.9%	—	—	989,128
Total at Dec. 31, 2006	$2,098,199		$2,907,019		$5,005,218
Fair Value at Dec. 31, 2006(5)	$1,997,371		$2,907,019		$4,904,390

(1)

Includes $331 million related to the Company’s 2% PHONES (fixed rate debt). This amount was classified as long-term and treated as maturing after 2011 for financial statement presentation purposes because of the Company’s ability and intent at Dec. 31, 2006 to refinance these securities, on a long-term basis, in the event that the 2% PHONES were put to the Company in 2007. See Note 10 to the Company’s consolidated financial statements in Item 8 for further discussion.

(2)	Includes $20 million of property financing obligation (fixed rate debt). See Note 8 to the Company’s consolidated financial statements in Item 8 for further discussion.

(3)

Includes $242 million related to the Company’s 2% PHONES, due 2029. The Company may redeem the PHONES at any time for the greater of the principal value of the PHONES ($156.47 per PHONES at Dec. 31, 2006) or the then market value of two shares of Time Warner common stock, subject to certain adjustments. Quarterly interest payments are made to the PHONES holders at an annual rate of 2% of the initial principal. The Company records both cash and non-cash interest expense on the discounted debt component of the PHONES. See Note 10 to the Company’s consolidated financial statements in Item 8 for further discussion.

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

Equity Price Risk

Available-For-Sale Securities—The Company has common stock investments in publicly traded companies that are subject to market price volatility. Except for 16 million shares of Time Warner common stock (see discussion below), these investments are classified as available-for-sale securities and are recorded on the balance sheet at fair value with unrealized gains or losses, net of related tax effects, reported in the accumulated other comprehensive income (loss) component of shareholders’ equity (deficit).

2007—The following analysis presents the hypothetical change at Dec. 30, 2007 in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price. As of Dec. 30, 2007, the Company’s common stock investments in publicly traded companies consisted primarily of 237,790 shares of Time Warner common stock unrelated to PHONES (see discussion below in “Derivatives and Related Trading Securities”) and 3.4 million shares of AdStar, Inc.

	Valuation of Investments Assuming Indicated Decrease in Stock’s Price			Dec. 30, 2007		Valuation of Investments Assuming Indicated Increase in Stock’s Price
(In thousands)	-30%	-20%	-10%	Fair Value		+10%	+20%	+30%
Common stock investments in public companies	$3,716	$4,246	$4,777	$5,308	(1)	$5,839	$6,370	$6,901

(1)      Excludes 16 million shares of Time Warner common stock. See discussion below in “Derivatives and Related Trading Securities.”

During the last 12 quarters preceding Dec. 30, 2007, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in four of the quarters, by 20% or more in four of the quarters and by 30% or more in three of the quarters.

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

	Valuation of Investments Assuming Indicated Decrease in Stock’s Price			Dec. 31, 2006		Valuation of Investments Assuming Indicated Increase in Stock’s Price
(In thousands)	-30%	-20%	-10%	Fair Value		+10%	+20%	+30%
Common stock investments in public companies	$9,728	$11,117	$12,507	$13,897	(1)	$15,286	$16,676	$18,066

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

Derivatives and Related Trading Securities—The Company issued 8 million PHONES in April 1999 indexed to the value of its investment in 16 million shares of Time Warner common stock (see Note 10 to the Company’s consolidated financial statements in Item 8). Since the second quarter of 1999, this investment in Time Warner has been classified as a trading security, and changes in its fair value, net of the changes in the fair value of the related derivative component of the PHONES, have been recorded in the statement of income.

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or the principal value of the PHONES ($155.99 per PHONES at Dec. 30, 2007). At Dec. 30, 2007 and Dec. 31, 2006, the PHONES carrying value was approximately $597 million and $573 million, respectively. Since the issuance of the PHONES in April 1999, changes in the fair value of the derivative component of the PHONES have partially offset changes in the fair value of the related Time Warner shares. There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related Time Warner shares.

2007—The following analysis presents the hypothetical change at Dec. 30, 2007, in the fair value of the Company’s 16 million shares of Time Warner common stock related to the PHONES assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investment Assuming Indicated Decrease in Stock Price			Dec. 30, 2007	Valuation of Investment Assuming Indicated Increase in Stock Price
(In thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Time Warner common stock	$186,480	$213,120	$239,760	$266,400	$293,040	$319,680	$346,320

During the last 12 quarters preceding Dec. 30, 2007, market price movements have caused the fair value of the Company’s 16 million shares of Time Warner common stock to change by 10% or more in two of the quarters, by 20% or more in one of the quarters and by 30% or more in none of the quarters.

2006—The following analysis presents the hypothetical change at Dec. 31, 2006, in the fair value of the Company’s 16 million shares of Time Warner common stock related to the PHONES assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investment Assuming Indicated Decrease in Stock Price			Dec. 31, 2006	Valuation of Investment Assuming Indicated Increase in Stock Price
(In thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Time Warner common stock	$243,936	$278,784	$313,632	$348,480	$383,328	$418,176	$453,024

During the last 12 quarters preceding Dec. 31, 2006, market price movements have caused the fair value of the Company’s 16 million shares of Time Warner common stock to change by 10% or more in two of the quarters, by 20% or more in one of the quarters and by 30% or more in none of the quarters.

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

AND FINANCIAL STATEMENT SCHEDULE

*              All other schedules required under Regulation S-X are omitted because they are not applicable or not required.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders of Tribune Company:

In our opinion, based on our audit and the report of other auditors, the financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tribune Company and its subsidiaries at December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements.  Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 30, 2007, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).  The Company’s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in Management’s Report on Internal Control over Financial Reporting in Item 9A.  Our responsibility is to express opinions on these financial statements, on the financial statement schedule and on the Company’s internal control over financial reporting based on our integrated audits.  We did not audit the financial statements of Television Food Network, G.P. (“TV Food Network”), an equity method investee of Tribune Company and its subsidiaries, for the year ended December 30, 2007.  The Company’s consolidated financial statements include income from this equity investment of $82 million for the year ended December 30, 2007.  The financial statements of TV Food Network were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the equity income from TV Food Network for the year ended December 30, 2007, is based solely on the report of the other auditors.  We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects.  Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk.  Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

As discussed in Notes 15 and 17 to the consolidated financial statements, the Company changed the manner in which it accounts for defined benefit pension and other postretirement plans effective December 31, 2006 and the manner in which it accounts for share-based compensation in 2006.

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

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois

March 14, 2008

TRIBUNE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars)

	Year Ended
	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
Operating Revenues
Publishing
Advertising	$2,861,019	$3,194,968	$3,171,776
Circulation	526,529	567,326	585,093
Other	277,042	256,124	255,544
Total	3,664,590	4,018,418	4,012,413
Broadcasting and entertainment	1,398,394	1,425,146	1,414,433
Total operating revenues	5,062,984	5,443,564	5,426,846

Operating Expenses
Cost of sales (exclusive of items shown below)	2,545,554	2,700,302	2,661,725
Selling, general and administrative	1,525,443	1,434,076	1,405,485
Depreciation	208,237	204,662	219,539
Amortization of intangible assets	19,833	19,763	18,838
Write-down of intangible assets (Note 7)	130,000	—	—
Total operating expenses	4,429,067	4,358,803	4,305,587

Operating Profit	633,917	1,084,761	1,121,259
Net income on equity investments	100,219	80,773	41,209
Interest and dividend income	21,827	14,145	7,539
Interest expense	(581,640)	(273,902)	(155,191)
Gain (loss) on change in fair values of derivatives and related investments	(96,806)	11,088	62,184
Strategic transaction expenses	(85,131)	(3,466)	—
Gain on TMCT transactions	8,003	59,596	—
Gain on other investment transactions, net	31,578	36,732	6,780
Other non-operating gain (loss), net	5,137	(981)	897
Income From Continuing Operations Before Income Taxes	37,104	1,008,746	1,084,677
Income taxes (Note 14)	18,234	(347,573)	(565,293)
Income From Continuing Operations	55,338	661,173	519,384
Income (Loss) from Discontinued Operations, net of tax (Note 4)	31,607	(67,178)	15,305

Net Income	$86,945	$593,995	$534,689

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	Dec. 30, 2007	Dec. 31, 2006
Assets

Current Assets
Cash and cash equivalents	$233,284	$174,686
Accounts receivable (net of allowances of $32,230 and $33,771)	732,853	734,871
Inventories	40,675	40,962
Broadcast rights	287,045	271,995
Deferred income taxes	—	74,450
Prepaid expenses and other	91,166	49,466
Total current assets	1,385,023	1,346,430

Properties
Machinery, equipment and furniture	2,341,465	2,306,400
Buildings and leasehold improvements	992,390	1,014,865
	3,333,855	3,321,265
Accumulated depreciation	(1,998,741)	(1,907,365)
	1,335,114	1,413,900
Land	106,611	127,797
Construction in progress	123,970	143,415
Net properties	1,565,695	1,685,112

Other Assets
Broadcast rights	301,263	295,186
Goodwill	5,579,926	5,837,208
Other intangible assets, net	2,663,152	2,846,057
Time Warner stock related to PHONES debt	266,400	348,480
Other investments	508,205	564,750
Prepaid pension costs	514,429	293,455
Assets held for sale	33,780	9,172
Other	331,846	174,922
Total other assets	10,199,001	10,369,230
Total assets	$13,149,719	$13,400,772

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)

	Dec. 30, 2007	Dec. 31, 2006
Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities
Borrowings under former bridge credit facility	$—	$1,310,000
PHONES debt related to Time Warner stock (Note 10)	253,080	—
Other debt due within one year (Note 10)	750,239	119,007
Accounts payable	188,017	151,601
Employee compensation and benefits	129,677	185,551
Contracts payable for broadcast rights	339,909	319,822
Deferred income taxes	100,324	—
Deferred income	121,239	108,607
Other	307,481	354,003
Total current liabilities	2,189,966	2,548,591

Long-Term Debt
PHONES debt related to Time Warner stock (Note 10)	343,960	572,960
Other long-term debt (less portions due within one year)	11,496,246	3,003,251
Total long-term debt	11,840,206	3,576,211

Other Non-Current Liabilities
Deferred income taxes	1,771,845	1,974,672
Contracts payable for broadcast rights	432,393	424,050
Deferred compensation and benefits	264,480	392,187
Other obligations	164,769	165,445
Total other non-current liabilities	2,633,487	2,956,354

Commitments and Contingent Liabilities (Note 13)	—	—

Common Shares Held by ESOP, net of Unearned Compensation (Note 17)	—	—

Shareholders’ Equity (Deficit)
Series D-1 convertible preferred stock
Authorized: no shares at Dec. 30, 2007 and 137,643 shares at Dec. 31, 2006; Issued and outstanding: no shares at Dec. 30, 2007 and no shares (net of 137,643 treasury shares) at Dec. 31, 2006	—	—
Common stock ($0.01 par value)
Authorized: 250,000,000 shares at Dec. 30, 2007 and 1,400,000,000 shares at Dec. 31, 2006; no shares issued other than to ESOP at Dec. 30, 2007 and 387,179,076 shares issued at Dec. 31, 2006	—	2,241
Additional paid-in capital	—	6,834,788
Stock purchase warrants (Note 16)	255,000	—
Retained earnings (deficit)	(3,474,311)	3,138,313
Treasury common stock (at cost) no shares at Dec. 30, 2007 and 147,971,659 shares at Dec. 31, 2006	—	(5,288,341)
Accumulated other comprehensive income (loss)	(294,629)	(367,385)
Total shareholders’ equity (deficit)	(3,513,940)	4,319,616
Total liabilities and shareholders’ equity (deficit)	$13,149,719	$13,400,772

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF SHAREHOLDERS’ EQUITY (DEFICIT)

(In thousands)

			Accumulated
		Retained	Other
		Earnings	Comprehensive	Convertible Preferred Stock
	Total	(Deficit)	Income (Loss)	Series C(1)	Series D-1(1)	Series D-2(1)
Balance at Dec. 26, 2004	$6,836,844	$2,810,542	$12,830	$44,260	$38,097	$24,510
Comprehensive income:
Net income	534,689	534,689	—	—	—	—
Other comprehensive income:
Change in unrealized gain on marketable securities, net	(3,463)	—	(3,463)	—	—	—
Change in minimum pension liabilities, net	(20,597)	—	(20,597)	—	—	—
Change in foreign currency translation adjustments, net	(70)	—	(70)	—	—	—
Comprehensive income	510,559	—	—	—	—	—
Dividends declared:
Common	(225,110)	(225,110)	—	—	—	—
Series C, D-1 and D-2 preferred	(8,364)	(8,364)	—	—	—	—
Shares issued under option and stock plans	51,102	—	—	—	—	—
Tax benefit on stock options exercised	5,395	—	—	—	—	—
Shares tendered as payment for options exercised	(1,101)	(769)	—	—	—	—
Purchases of treasury stock	(443,774)	—	—	—	—	—
Retirement of treasury stock	—	(286,226)	—	—	—	—
Balance at Dec. 25, 2005	$6,725,551	$2,824,762	$(11,300)	$44,260	$38,097	$24,510
Comprehensive income:
Net income	593,995	593,995	—	—	—	—
Other comprehensive income:
Change in unrealized gain on marketable securities, net	(9,396)	—	(9,396)	—	—	—
Change in minimum pension liabilities, net	18,987	—	18,987	—	—	—
Change in foreign currency translation adjustments, net	183	—	183	—	—	—
Comprehensive income	603,769	—	—	—	—	—
Adjustments, net of tax, for initial adoption of FAS No. 158 (see Note 1 and Note 15)	(365,859)	—	(365,859)	—	—	—
Dividends declared:
Common	(194,640)	(194,640)	—	—	—	—
Series C, D-1 and D-2 preferred	(6,309)	(6,309)	—	—	—	—
Shares issued under option and stock plans	38,714	—	—	—	—	—
Tax benefits on stock options exercised	4,256	—	—	—	—	—
Shares tendered as payment for options exercised	(138)	(79)	—	—	—	—
Stock-based compensation	31,645	—	—	—	—	—
TMCT transactions (see Note 8)	(267,978)	—	—	(44,260)	(38,097)	(24,510)
Purchases of treasury stock	(2,249,395)	—	—	—	—	—
Retirements of treasury stock	—	(79,416)	—	—	—	—
Balance at Dec. 31, 2006	$4,319,616	$3,138,313	$(367,385)	$—	$—	$—
Comprehensive income:
Net income	86,945	86,945	—	—	—	—
Other comprehensive income:
Change in unrecognized benefit cost gains and losses, net	104,560	—	104,560	—	—	—
Adjustment for previously unrecognized benefit cost gains and losses included in net income, net	27,350	—	27,350	—	—	—
Change in unrealized gain on marketable securities, net	(5,340)	—	(5,340)	—	—	—
Change in unrecognized losses on cash flow hedging instruments, net	(54,398)	—	(54,398)	—	—	—
Change in foreign currency translation adjustments, net	584	—	584	—	—	—
Comprehensive income	159,701	—	—	—	—	—
Dividends declared:
Common	(43,247)	(43,247)	—	—	—	—
Shares issued under option and stock plans	92,645	(30)	—	—	—	—
Tax benefits on stock options exercised	21,307	—	—	—	—	—
Shares tendered as payment for options exercised and redeemed	(5,742)	658	—	—	—	—
Stock-based compensation	91,967	—	—	—	—	—
Cash redemption of stock-based awards (Note 17)	(134,916)	—	—	—	—	—
TMCT transactions adjustment (Note 8)	1,002	—	—	—	—	—
Sale of common stock to Zell Entity (Note 3)	50,000	(98)	—	—	—	—
Issuance of stock purchase warrants (Note 16)	255,000	—	—	—	—	—
Issuance of shares held by ESOP (Note 3)	—	(54,170)	—	—	—	—
Reclassification of ESOP shares upon Merger (Note 17)	—	—	—	—	—	—
Purchases of treasury stock	(8,321,273)	—	—	—	—	—
Retirements of treasury stock	—	(6,602,682)	—	—	—	—
Balance at Dec. 30, 2007	$(3,513,940)	$(3,474,311)	$(294,629)	$—	$—	$—

(1)       Amounts are net of treasury stock.

See Notes to Consolidated Financial Statements.

			Common Stock and
	Unearned	Stock	Additional Paid-In Capital		Treasury Common Stock
	Compensation	Purchase	Amount		Amount
	(ESOP)	Warrants	(at cost)	Shares	(at cost)	Shares
Balance at Dec. 26, 2004	—	$—	$6,918,505	400,515	$(3,011,900)	(83,442)
Comprehensive income:
Net income	—	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain on marketable securities, net	—	—	—	—	—	—
Change in minimum pension liabilities, net	—	—	—	—	—	—
Change in foreign currency translation adjustments, net	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—
Dividends declared:
Common	—	—	—	—	—	—
Series C, D-1 and D-2 preferred	—	—	—	—	—	—
Shares issued under option and stock plans	—	—	51,102	1,814	—	—
Tax benefit on stock options exercised	—	—	5,395	—	—	—
Shares tendered as payment for options exercised	—	—	(332)	(26)	—	—
Purchases of treasury stock	—	—	—	—	(443,774)	(12,181)
Retirement of treasury stock	—	—	(153,867)	(12,181)	440,093	12,181
Balance at Dec. 25, 2005	$—	$—	$6,820,803	390,122	$(3,015,581)	(83,442)
Comprehensive income:
Net income	—	—	—	—	—	—
Other comprehensive income:
Change in unrealized gain on marketable securities, net	—	—	—	—	—	—
Change in minimum pension liabilities, net	—	—	—	—	—	—
Change in foreign currency translation adjustments, net	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—
Adjustments, net of tax, for initial adoption of FAS No. 158 (see Note 1 and Note 15)	—	—	—	—	—	—
Dividends declared:
Common	—	—	—	—	—	—
Series C, D-1 and D-2 preferred	—	—	—	—	—	—
Shares issued under option and stock plans	—	—	38,714	1,665	—	—
Tax benefits on stock options exercised	—	—	4,256	—	—	—
Shares tendered as payment for options exercised	—	—	(59)	(4)	—	—
Stock-based compensation	—	—	31,645	—	—	—
TMCT transactions (see Note 8)	—	—	—	—	(161,111)	1,550
Purchases of treasury stock	—	—	—	—	(2,249,395)	(70,684)
Retirements of treasury stock	—	—	(58,330)	(4,604)	137,746	4,604
Balance at Dec. 31, 2006	$—	$—	$6,837,029	387,179	$(5,288,341)	(147,972)
Comprehensive income:
Net income	—	—	—	—	—	—
Other comprehensive income:
Change in unrecognized benefit cost gains and losses, net	—	—	—	—	—	—
Adjustment for previously unrecognized benefit cost gains and losses included in net income, net	—	—	—	—	—	—
Change in unrealized gain on marketable securities, net	—	—	—	—	—	—
Change in unrecognized losses on cash flow hedging instruments, net	—	—	—	—	—	—
Change in foreign currency translation adjustments, net	—	—	—	—	—	—
Comprehensive income	—	—	—	—	—	—
Dividends declared:	—	—	—	—	—	—
Common	—	—	—	—	—	—
Shares issued under option and stock plans	—	—	68,561	3,400	24,114	703
Tax benefits on stock options exercised	—	—	21,307	—	—	—
Shares tendered as payment for options exercised and redeemed	—	—	—	—	(6,400)	(188)
Stock-based compensation	—	—	91,967	—	—	—
Cash redemption of stock-based awards (Note 17)	—	—	(134,916)	—	—	—
TMCT transactions adjustment (Note 8)	—	—	—	—	1,002	—
Sale of common stock to Zell Entity (Note 3)	—	—	—	—	50,098	1,471
Issuance of stock purchase warrants (Note 16)	—	255,000	—	—	—	—
Issuance of shares held by ESOP (Note 3)	(250,000)	—	—	—	304,170	8,929
Reclassification of ESOP shares upon Merger (Note 17)	250,000	—	(250,000)	(8,929)	—	—
Purchases of treasury stock	—	—	—	—	(8,321,273)	(244,593)
Retirements of treasury stock	—	—	(6,633,948)	(381,650)	13,236,630	381,650
Balance at Dec. 30, 2007	$—	$255,000	$—	—	$—	—

See Notes to Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Year Ended
	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
Operations
Net income	$86,945	$593,995	$534,689
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	92,328	31,927	—
Write-off of Los Angeles Times plant equipment	23,782	4,146	—
Depreciation	210,064	209,341	224,625
Amortization of intangible assets	19,879	20,002	19,195
Write-down of intangible assets	130,000	—	—
Net income on equity investments	(100,219)	(80,773)	(41,209)
Distributions from equity investments	85,412	65,302	48,883
Amortization of debt issuance costs	26,266	9,662	1,654
(Gain) loss on change in fair values of derivatives and related investments	96,806	(11,088)	(62,184)
Gain on TMCT transactions	(8,003)	(59,596)	—
Gain on other investment transactions, net	(31,578)	(36,732)	(6,780)
Other non-operating (gain) loss, net	(2,034)	4,447	(897)
Loss on sales of discontinued operations	21,220	48,238	—
Changes in working capital items excluding effects from acquisitions and dispositions:
Accounts receivable	(5,464)	20,668	51,773
Inventories, prepaid expenses and other current assets	(42,842)	5,310	4,293
Deferred income, accounts payable, accrued expenses and other current liabilities	26,395	(25,798)	2,464
Income taxes	(130,006)	39,707	6,177
Deferred compensation	(114,649)	(9,681)	(36,354)
Change in broadcast rights, net of liabilities	7,303	2,056	(16,329)
Deferred income taxes	13,791	(112,600)	93,071
Change in Matthew Bender and Mosby tax reserve	—	—	(221,133)
Tax benefit on stock options exercised	21,307	4,256	5,395
Other, net	29,078	64,975	52,020
Net cash provided by operations	455,781	787,764	659,353
Investments
Capital expenditures	(146,001)	(221,907)	(205,945)
Acquisitions	(15,801)	(48,144)	(4,207)
Investments	(10,718)	(174,085)	(78,071)
Matthew Bender and Mosby tax settlement (liability) allocated to goodwill (Note 14)	224,149	—	(459,116)
Proceeds from sales of subsidiaries, intangibles, investments and real estate	158,965	470,608	22,534
Net cash provided by (used for) investments	210,594	26,472	(724,805)
Financing
Long-term borrowings	9,120,000	1,500,829	777,660
Borrowings under new bridge credit facility	1,600,000	—	—
Issuance of exchangeable promissory note to Zell Entity (Note 3)	206,419	—	—
Borrowings under former bridge credit facility	100,000	1,600,000	—
Issuance of subordinated promissory note to Zell Entity (Note 3)	60,315	—	—
Repayments under former bridge credit facility	(1,410,000)	(290,000)	—
Repayments of long-term debt	(1,659,138)	(319,055)	(198,880)
Repayment of exchangeable promissory note to Zell Entity (Note 3)	(206,419)	—	—
(Repayments) issuances of commercial paper, net	(97,019)	(826,513)	150,326
Long-term debt issuance costs	(207,443)	(29,881)	(4,762)
Sales of common stock to employees, net	79,944	37,177	41,374
Sale of common stock to Zell Entity (Note 3)	50,000	—	—
Issuance of 15-year warrant to Zell Entity (Note 3)	255,000	—	—
Cash settlement of stock-based awards	(134,916)	—	—
Purchases of Tribune common stock	(8,321,273)	(2,262,268)	(440,093)
Dividends	(43,247)	(200,949)	(233,474)
Net cash provided by (used for) financing	(607,777)	(790,660)	92,151
Net Increase in Cash and Cash Equivalents	58,598	23,576	26,699
Cash and cash equivalents, beginning of year	174,686	151,110	124,411
Cash and cash equivalents, end of year	$233,284	$174,686	$151,110

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

Fiscal Year—The Company’s fiscal year ends on the last Sunday in December. Fiscal years 2007 and 2005 encompassed a 52-week period. Fiscal year 2006 encompassed a 53-week period.

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

The Company evaluates its investments and other transactions for consolidation under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”). The Company holds significant variable interests, as defined by FIN 46R, in Classified Ventures, LLC, ShopLocal, LLC and Topix, LLC, but the Company has determined that it is not the primary beneficiary of these entities. The Company’s maximum loss exposure related to these entities is limited to its equity investments in Classified Ventures, LLC, ShopLocal, LLC and Topix, LLC, which were $48 million, $32 million, and $24 million, respectively, at Dec. 30, 2007. At Dec. 31, 2006, the Company’s equity investments in Classified Ventures, LLC, ShopLocal, LLC and Topix, LLC were $44 million, $31 million and $26 million, respectively.

Presentation—On Dec. 20, 2007, the Company completed the Leveraged ESOP Transactions, as defined and discussed in Note 3. The Company has significant continuing public debt and has accounted for these transactions as a leveraged recapitalization and, accordingly, has maintained a historical cost presentation in its consolidated financial statements.

On Feb. 12, 2007, the Company announced an agreement to sell the New York edition of Hoy, the Company’s Spanish-language daily newspaper, to ImpreMedia, LLC.  The Company completed the sale of Hoy, New York on May 15, 2007.  On Oct. 25, 2007, the Company announced an agreement to sell its Southern Connecticut Newspapers—The Advocate (Stamford) and Greenwich Time (collectively “SCNI”) to Hearst Corporation. The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greenwich, Connecticut, which the Company plans to sell separately. During the third quarter of 2007, the Company began actively pursuing the sale of the stock of one of its subsidiaries, EZ Buy & EZ Sell Corporation (“Recycler”), to Target Media Partners.  Recycler publishes a collection of free classified newspapers in Southern California.  The sale of Recycler closed on Oct. 17, 2007.  On June 5, 2006, the Company announced the sale of WATL-TV, Atlanta and on June 19, 2006 announced the sale of WCWN-TV, Albany. The sale of WATL-TV, Atlanta closed on Aug. 7, 2006. On Sept. 14, 2006, the Company announced the sale of WLVI-TV, Boston. The Albany and Boston station sales closed on Dec. 6, 2006 and Dec. 19, 2006, respectively.The results of operations of each of these businesses have been reported as discontinued operations in the accompanying consolidated statements of income.  Prior year consolidated statements of income have been reclassified to conform to the presentation of these businesses as discontinued operations.  See Note 4 for further discussion.  In addition, certain other prior year financial information has been reclassified to conform to the current year presentation.

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The Company maintains an allowance for programming that is not expected to be aired by the end of the contract period. This allowance for excess programming inventory is based on a program-by-program review of the Company’s five-year broadcast plans and historical write-off trends. The total reserve balance at Dec. 30, 2007 and Dec. 31 2006 was $3 million and $4 million, respectively. Actual write-offs in 2007 and 2006 were $.9 million and $.4 million, respectively. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

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

Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 7. The Company reviews goodwill and certain intangible assets no longer being amortized for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with Financial Accounting Standard (“FAS”) No. 142, “Goodwill and Other Intangible Assets.” Under FAS

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

No. 142, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values.

The Company performs its annual impairment review in the fourth quarter of each year. The estimated fair values of the reporting units to which goodwill has been allocated is determined using many critical factors, including operating cash flows, revenue and market growth, market multiples, and discount rates. The estimated fair values of other intangible assets subject to the annual impairment review, which include newspaper mastheads and Federal Communications Commission (“FCC”) licenses, are generally calculated based on projected future discounted cash flow analyses. The development of market multiples, operating cash flow projections and discount rates used in these analyses requires the use of assumptions, including assumptions regarding revenue and market growth as well as specific economic factors in the publishing and broadcasting industries. These assumptions reflect the Company’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the Company’s control.

In the fourth quarter of 2007, the Company recorded a pretax impairment charge of $130 million ($79 million after taxes) related to one of its masthead intangible assets in connection with its annual impairment review under FAS No. 142.  This impairment was primarily due to a decrease in actual and projected newspaper advertising revenues as a result of the continued difficult advertising environment.

On March 13, 2008, the Company filed an election to be treated as a subchapter S Corporation under the Internal Revenue Code, which election is effective as of the beginning of the Company’s 2008 fiscal year.  As a result, essentially all of the Company’s net deferred tax liabilities will be eliminated and such adjustment will be recorded as a reduction in the Company’s provision for income taxes in the first quarter of 2008.  This adjustment will increase the carrying values of the Company’s reporting units.  The Company has experienced declines in its consolidated operating results during 2007 as compared to the prior year, particularly in its publishing reporting unit. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in additional non-cash impairment charges in the future under FAS No. 142.

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

Investments—The Company records its investments in debt and equity securities at fair value, except for debt securities that the Company intends to hold to maturity and equity securities that are accounted for under the equity method or that are issued by private companies. Except for 16 million Time Warner shares (see “Derivative Instruments” below), investments are currently classified as available-for-sale, and accordingly, the difference between cost and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income (loss) component of shareholders’ equity (deficit).

Derivative Instruments—FAS No. 133, “Accounting for Derivative Instruments and Hedging Activities,” requires all derivative instruments to be recorded on the balance sheet at fair value. Changes in the fair value of derivative instruments are recognized periodically in income or other comprehensive income (loss) as described below. The provisions of FAS No. 133 affect the Company’s accounting for its 8 million Exchangeable Subordinated Debentures due 2029 (“PHONES”), its three interest rate swaps related to a $2.5 billion notional amount of its variable rate borrowings, and its interest rate swap related to its $100 million 7.5% debentures (see Note 10 for further information on the Company’s PHONES and interest rate swaps).

Under the provisions of FAS No. 133, the initial value of the PHONES was split into a debt component and a derivative component. Changes in the fair value of the derivative component of the PHONES are recorded in

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

The interest rate swaps related to $2.5 billion of the Company’s variable rate borrowings are cash flow hedges. Under FAS No. 133, a cash flow hedge is deemed to be highly effective if it is expected that changes in the cash flows of the hedged item are almost fully offset by changes in the cash flows of the hedging instrument.  While there will be some ineffectiveness in the future, the Company’s cash flow hedges are deemed to be highly effective, and therefore gains and losses resulting from changes in the fair value of these hedges, other than changes resulting from hedge ineffectiveness, are recorded in other comprehensive income (loss), net of taxes.

The Company’s interest rate swap on its $100 million 7.5% debentures is a fair value hedge and is used to manage exposure to market risk associated with changes in interest rates. The changes in fair value of the swap agreement and the related debt instrument are recorded in income.

The Company has classified the fair value of its hedging instruments in long-term debt in its consolidated balance sheet.

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

In September 2006, the FASB issued FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, which requires an employer to recognize the overfunded or underfunded status of a defined benefit pension or other postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which changes occur through comprehensive income. The Statement also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company adopted the provisions of FAS No. 158 as of Dec. 31, 2006. Additional information pertaining to the Company’s pension plans and other postretirement benefits is provided in Note 15.

Self-Insurance—The Company self-insures for certain employee medical and disability income benefits, workers’ compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The recorded liabilities for self-insured risks totaled $100 million and $115 million at Dec. 30, 2007 and Dec. 31, 2006, respectively.

Deferred Income—Deferred income arises in the normal course of business from advance subscription payments for newspapers, interactive advertising sales and prepaid ticket revenue related to the Chicago Cubs. Deferred income is recognized in the period it is earned.

Employee Stock Ownership Plan (“ESOP”)—As defined and described in Note 3, on April 1, 2007, the Company established a new ESOP as a long-term employee benefit plan. On that date, the ESOP purchased 8,928,571 shares of the Company’s common stock. The ESOP paid for this purchase with a promissory note of the ESOP in favor of the Company in the principal amount of $250 million, to be repaid by the ESOP over the

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

30-year life of the loan through its use of annual contributions from the Company to the ESOP and/or distributions paid on the shares of the Company’s common stock held by the ESOP. Upon consummation of the Merger (as defined in Note 3), the 8,928,571 shares of the Company’s common stock held by the ESOP were converted into 56,521,739 shares of common stock.  None of the shares held by the ESOP had been committed for release or allocated to employees at Dec. 30, 2007.

The Company’s policy is to present unallocated shares held by the ESOP at book value, net of unearned compensation, and allocated shares at fair value in the Company’s consolidated balance sheet. Pursuant to the terms of the ESOP, following the Merger, participants who receive distributions of shares of the Company’s common stock can require the Company to repurchase those shares within a specified time period following such distribution.  Accordingly, the shares of the Company’s common stock held by the ESOP are classified outside of shareholders’ equity (deficit), net of unearned compensation, in the Company’s consolidated balance sheet. See Note 17 for further information.

Stock-Based Compensation—In the first quarter of 2006, the Company adopted FAS No. 123R, “Share-Based Payment,” which superseded Accounting Principles Board (“APB”) Opinion No. 25, FAS No. 123 and related interpretations. FAS No. 123R requires the Company to expense stock-based compensation in its income statement. Under FAS No. 123R, stock-based compensation cost is measured at the grant date for equity-classified awards and at the end of each reporting period for liability-classified awards based on the estimated fair value of the award.  See Note 17 for further information on the Company’s adoption of FAS 123R.

The Company granted stock options to employees in 2006 and prior years.  The Company used the Black-Scholes option-pricing model to determine the fair value of each stock option it granted.  The Black-Scholes model included assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflected the Company’s best estimates, but they involved certain risks, trends and uncertainties, which in some instances were outside of the control of the Company. As a result, if other assumptions had been used, stock-based compensation could have been materially impacted. The Company adopted FAS No. 123R utilizing the modified prospective application method and did not restate prior years. Additional information on the accounting for stock-based compensation in accordance with FAS No. 123R is provided in Note 17.

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

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, compensation cost was measured at the grant date based on the estimated fair value of the award and was recognized as compensation expense over the vesting period. Had compensation cost for the Company’s stock-based compensation plans been determined consistent with FAS No. 123 prior to the adoption of FAS No. 123R in 2006, the Company’s 2005 net income would have been reduced to the following pro forma amounts (in thousands):

2005
Net income, as reported	$534,689
Less: Pro forma stock-based employee compensation expense, net of tax:
General options	(89,508)
Replacement options	(1,242)
Employee Stock Purchase Plan	(3,361)
Total pro forma stock-based employee compensation expense, net of tax	(94,111)
Pro forma net income	$440,578

In determining the pro forma compensation cost under the fair value method of FAS No. 123, using the Black-Scholes option-pricing model, the following weighted average assumptions were used for general awards and replacement options:

	2005
	General Awards	Replacement Options
Risk-free interest rate	3.7%	3.3%
Expected dividend yield	1.8%	1.8%
Expected stock price volatility	28.1%	22.8%
Expected life (in years)	5	3
Weighted average fair value	$10.49	$6.96

On June 24, 2005, the Company accelerated the vesting of certain stock options granted on Feb. 11, 2003 and Feb. 10, 2004, totaling 2.4 million in each year. Unvested stock options awarded to the then current executive officers of the Company on these grant dates, which aggregated .8 million and .6 million, respectively, were not accelerated at that time. On Dec. 16, 2005, the Company accelerated the vesting of all stock options granted on Feb. 8, 2005, totaling 3.5 million, and the remaining unvested stock options granted to the then current executive officers of the Company on Feb. 11, 2003 and Feb. 10, 2004, totaling .4 million in both years.  No other terms and conditions of the stock option grants were changed.

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

The accelerated vesting of these stock options was one of several actions taken by the Company in 2004 and 2005 to reduce the stock-based compensation expense that would have otherwise been recorded with the adoption of FAS No. 123R. The Company reduced the number of stock options granted in 2004 and 2005 by approximately 45%. Also, beginning in 2004, option grants had 8-year terms, down from 10 years for grants in previous years, and did not have a replacement option feature.

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

On Jan. 1, 2007, the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  FIN 48 requires the tax benefit recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. See Note 14 for further discussion of the Company’s adoption of FIN 48.

Comprehensive Income—Comprehensive income consists of net income and other gains and losses affecting shareholders’ equity that, under accounting principles generally accepted in the United States of America, are excluded from net income. Prior to 2007, the Company’s other comprehensive income (loss) primarily included gains and losses on marketable securities classified as available-for-sale and the change in minimum pension liabilities. Beginning in the Company’s 2007 fiscal year, and as a result of the Company’s adoption of FAS No. 158 as of Dec. 31, 2006, other comprehensive income (loss) no longer includes the change in minimum pension liabilities, but does include changes in unrecognized benefit cost gains and losses. In addition, beginning in the Company’s 2007 third quarter, other comprehensive income (loss) includes gains and losses on cash flow hedging instruments as a result of the interest rate swap agreements the Company entered into in July 2007 (see Note 10 for further information on the Company’s interest rate swap agreements). The Company’s comprehensive income (loss) is summarized in Note 18.

New Accounting Standards—In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” (“FAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2 which defers the effective date of FAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until one year after the adoption of FAS No. 157. The provisions of FAS No. 157, as amended, are effective for financial statements issued for fiscal years beginning after Nov. 15, 2007 and interim periods beginning within these fiscal years. Accordingly, the Company will be required to adopt FAS No. 157 in the first quarter of 2008. The Company is currently evaluating the impact of adopting FAS No. 157 on its consolidated financial statements.

In February 2007, the FASB issued FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities (“FAS No. 159”).  FAS No. 159 permits entities to choose to measure many

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS No. 160”), which provides accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that an ownership interest in a subsidiary should be reported as a separate component of equity in the consolidated financial statements, requires consolidated net income to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and provides for expanded disclosures in the consolidated financial statements. FAS No. 160 is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008 and interim periods beginning within these fiscal years. The Company is currently evaluating the impact of adopting FAS No. 160 on its consolidated financial statements.

NOTE 2: CHANGES IN OPERATIONS AND NON-OPERATING ITEMS

Acquisitions—The Company had no significant acquisitions in 2007, 2006 and 2005. The results of acquired companies are included in the consolidated statements of income since their respective dates of acquisition.

Supplemental Cash Flow Information—Information for acquisitions made in 2007, 2006 and 2005 is summarized in the table below (in thousands):

	2007	2006	2005
Fair value of assets acquired(1)	$15,801	$48,144	$4,207
Liabilities assumed	—	—	—
Net cash paid	$15,801	$48,144	$4,207

(1)	Includes intangible assets, net of acquisition-related deferred taxes.

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash paid (received) for interest and income taxes in 2007, 2006 and 2005 is summarized below (in thousands):

	2007	2006	2005
Interest	$511,792	$238,894	$134,955
Income taxes(1)	$(183,643)	$408,507	$1,157,243

(1)

In 2005, the Company paid $880 million to the Internal Revenue Service, representing the federal tax and interest owed as a result of an unfavorable Tax Court ruling on the Matthew Bender and Mosby transactions. In 2007, the Company received a refund of $344 million of federal tax and interest as a result of settling its appeal of the Tax Court ruling (see Note 14).

Change in Control Payments—On Dec. 20, 2007, the Company consummated the Merger, as defined and described in the discussion of the Leveraged ESOP Transactions in Note 3.  As a result, the Company was required to make payments pursuant to change in control provisions contained in certain of the Company’s deferred compensation, incentive compensation and company-sponsored pension plans.  The Company recorded a $64 million pretax charge in the fourth quarter of 2007, including $53 million related to the cash settlement of its outstanding stock-based awards and $3 million of early termination payments made pursuant to the Management Equity Incentive Plan (see Note 17), related to these change in control payments. This $64 million pretax charge is included in selling, general and administrative expenses in the Company’s consolidated statement of income for the year ended Dec. 30, 2007.

Consolidation of Los Angeles Times’ Production Operations—In December 2005, the Los Angeles Times announced it would close its San Fernando Valley printing facility in January 2006 and consolidate production at its remaining three facilities in Los Angeles, Costa Mesa, and Irwindale, California. The closing of the printing facility resulted in the elimination of approximately 120 positions from across the Los Angeles Times’ production facilities.

As a result of the facility closing, the Company recorded a $2 million pretax charge in the fourth quarter of 2005 to reduce the carrying value of the San Fernando Valley printing facility’s land and building to $24 million, representing the estimated fair value of the assets less costs to sell the assets. On Oct. 30, 2006, the Company sold the San Fernando Valley land and building for net proceeds of approximately $24 million.

The Company evaluated the machinery and equipment at the San Fernando Valley printing facility and determined that press and other related equipment with a net book value of $16 million would be abandoned. Therefore, the Company reduced its estimate of the useful life of the press and other related equipment and recorded accelerated depreciation of $16 million in the fourth quarter of 2005. The Company idled the remaining San Fernando Valley machinery and equipment, which had a net book value of $26 million at Dec. 31, 2006 and $34 million at Dec. 25, 2005. Since the time of the facility closing, the Company continued to depreciate and evaluate alternative uses of the idled assets. In the fourth quarter of 2006, the Company disposed of and wrote off $4 million of the idled equipment that had previously been designated for redeployment at Dec. 25, 2005. During the second quarter of 2007, the Company decided to dispose of the remaining idled assets and recorded a charge of $24 million to reduce the carrying value of the assets to estimated fair value, less costs to sell.  The remaining idled assets were sold in the third quarter of 2007 for net proceeds of approximately $1 million.

Acquisition of Additional Equity in CareerBuilder, ShopLocal and Topix—In August 2006, the Company completed its acquisition of additional equity interests in each of CareerBuilder, LLC, ShopLocal, LLC  and Topix, LLC for an aggregate purchase price of $155 million. The negotiated equity purchases followed the exercise of call options by the Company and Gannett Co., Inc. on Knight-Ridder, Inc.’s equity ownership in the three online businesses after The McClatchy Co., Inc’s announcement of its proposed acquisition of Knight-Ridder, Inc. As a result of this transaction, the Company and Gannett Co., Inc. each increased their respective ownership of CareerBuilder, LLC and ShopLocal, LLC to 42.5% with The McClatchy Co., Inc. retaining a 15%

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

interest in both entities. In addition, as a result of this transaction and subsequent funding in 2006, the ownership of Topix, LLC is approximately 33.7% for both the Company and Gannett Co., Inc., 11.9% for The McClatchy Co., Inc. and 20.7% for management of Topix, LLC.  In May 2007, Microsoft Corporation acquired a 4% equity interest in CareerBuilder, LLC, thereby reducing the respective ownership interest of the Company and Gannett Co., Inc. to 40.8% and The McClatchy Co., Inc. to 14.4%.

Employee Reductions—The Company reduced its staffing levels by approximately 700 positions in 2007 and recorded a pretax charge of $55 million ($40 million at publishing and $15 million at corporate). In 2006, the Company reduced its staffing levels by approximately 450 positions, primarily at publishing, and recorded a pretax charge of $9 million. The eliminations in 2006 included approximately 100 positions and a pretax charge of approximately $1 million related to discontinued operations. In 2005, the Company reduced its staffing levels by approximately 900 positions and recorded a pretax charge of $45 million ($43 million at publishing, $1 million at broadcasting and entertainment and $1 million at corporate). The eliminations in 2005 included 120 positions as a result of closing the Los Angeles Times’ San Fernando Valley printing facility, as discussed above. The Company had a current liability of approximately $21 million at Dec. 30, 2007 and $7 million at Dec. 31, 2006 related to these employee reductions.

Non-Operating Items—Fiscal years 2007, 2006 and 2005 included several non-operating items.

Non-operating items for 2007 are summarized as follows (in thousands):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)
Loss on change in fair values of derivatives and related investments	$—	$(96,806)	$(59,051)
Strategic transaction expenses	—	(85,131)	(77,184)
Gain on TMCT transactions	73,706	8,003	4,882
Gain on other investment transactions, net	3,111	31,578	5,465
Other, net	11,557	5,137	1,183
Income tax adjustment	—	—	90,704
Total non-operating items	$88,374	$(137,219)	$(34,001)

The 2007 change in the fair values of derivatives and related investments pertained entirely to the Company’s PHONES and related Time Warner investment. The $97 million non-cash pretax loss resulted primarily from an $82 million decrease in the fair value of 16 million shares of Time Warner common stock and a $12 million increase in the fair value of the derivative component of the Company’s PHONES.

Strategic transaction expenses in 2007 included costs related to the Company’s strategic review and the Leveraged ESOP Transactions approved by the Company’s board of directors on April 1, 2007.  These expenses included a $13.5 million loss from refinancing certain credit agreements (see Note 10).

The gain on TMCT transactions in 2007 related to the redemption of the Company’s remaining interests in TMCT, LLC and TMCT II, LLC (see Note 8).

Other investment transactions resulted in a net pretax gain of $32 million ($5 million after taxes) in 2007. Approximately $28 million of the net pretax gain ($3 million after taxes) resulted from the restructuring of certain investments.  These restructured investments were established in 1998 when Times Mirror disposed of its Matthew Bender and Mosby subsidiaries. As a result of the restructuring, the Company will not realize the $25 million of deferred income tax assets relating to tax credits generated by its low income housing investments. The

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

tax credits were available only to offset income taxes of certain affiliates. After the restructuring, those affiliates no longer exist and the tax credits are no longer available. Accordingly, the Company has increased its 2007 consolidated income tax expense by $25 million to write-off these deferred income tax assets.  After consideration of the $25 million income tax adjustment, the investment restructuring increased 2007 net income by $3 million.

Other, net in 2007 included an $18 million gain from the settlement of the Company’s Hurricane Katrina insurance claim that was largely offset by a $15 million charge for the civil forfeiture payment related to Newsday and Hoy, New York (see Note 5).  The favorable income tax adjustment in 2007 related to the settlement of the Company’s Matthew Bender and Mosby income tax appeal (see Note 14).

Non-operating items for 2006 are summarized as follows (in thousands):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain on change in fair values of derivatives and related investments	$—	$11,088	$6,764
Strategic transaction expenses	—	(3,466)	(2,520)
Gain on TMCT transactions, net	—	59,596	47,988
Gain on other investment transactions, net	82,903	36,732	22,339
Other, net	—	(981)	1,476
Income tax adjustments	—	—	33,563
Total non-operating items	$82,903	$102,969	$109,610

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

In 2006, the Company recorded a one-time gain of $48 million, net of tax, as a result of transactions related to its investments in TMCT, LLC and TMCT II, LLC (see Note 8). In addition, the Company sold 2.8 million shares of Time Warner common stock unrelated to the PHONES for net proceeds of $46 million and recorded a pretax gain on sale of $19 million, and sold its investment in BrassRing for net proceeds of $27 million and recorded a pretax gain of $17 million.

Also in 2006, the Company recorded favorable income tax expense adjustments of $34 million, most of which related to the Company’s PHONES as a result of reaching an agreement with the Internal Revenue Service appeals office pertaining to the deduction of interest expense on the PHONES (see Note 14).

Non-operating items for 2005 are summarized as follows (in thousands):

	Proceeds	Pretax Gain	After-tax Gain (Loss)
Gain on change in fair values of derivatives and related investments	$—	$62,184	$37,932
Gain on other investment transactions, net	17,368	6,780	4,136
Other, net	5,166	897	547
Income tax adjustments	—	—	(138,664)
Total non-operating items	$22,534	$69,861	$(96,049)

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

As a result of the United States Tax Court opinion issued on Sept. 27, 2005 related to the Matthew Bender and Mosby tax dispute, the Company recorded additional income tax expense of $150 million in the third quarter of 2005 (see Note 14). In the first quarter of 2005, the Company reduced its income tax expense and liabilities by a total of $12 million as a result of favorably resolving certain other federal income tax issues.

NOTE 3: LEVERAGED ESOP TRANSACTIONS

On April 1, 2007, the Company’s board of directors (the “Board”), based on the recommendation of a special committee of the Board comprised entirely of independent directors, approved a series of transactions (collectively, the “Leveraged ESOP Transactions”) with a newly formed Tribune Employee Stock Ownership Plan (the “ESOP”), EGI-TRB, L.L.C., a Delaware limited liability company (the “Zell Entity”) wholly owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family), and Samuel Zell.  On Dec. 20, 2007, the Company completed the Leveraged ESOP Transactions which culminated in the cancellation of all issued and outstanding shares of the Company’s common stock as of that date, other than shares held by the Company or the ESOP, and the Company becoming wholly owned by the ESOP. The Company has accounted for these transactions as a leveraged recapitalization and, accordingly, has maintained a historical cost presentation in its consolidated financial statements.

The Leveraged ESOP Transactions consisted of a series of transactions that included the following:

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

•                   On April 1, 2007, the ESOP purchased 8,928,571 shares of the Company’s common stock from the Company at a price of $28.00 per share. The ESOP paid for this purchase with a promissory note of the ESOP in favor of the Company in the principal amount of $250 million, to be repaid by the ESOP over the 30-year life of the loan through its use of annual contributions from the Company to the ESOP and/or distributions paid on the shares of the Company’s common stock held by the ESOP. Upon consummation of the Merger (as described below), the 8,928,571 shares of the Company’s common stock held by the ESOP were converted into 56,521,739 shares of common stock and represent the only outstanding shares of capital stock of the Company after the Merger. None of the shares held by the ESOP had been committed for release or allocated to employees at Dec. 30, 2007.

•                   On April 23, 2007, pursuant to a purchase agreement dated April 1, 2007 (the “Zell Entity Purchase Agreement”), the Zell Entity made an initial investment of $250 million in the Company in exchange for (1) 1,470,588 shares of the Company’s common stock at a price of $34.00 per share and (2) an unsecured subordinated exchangeable promissory note of the Company in the principal amount of $200 million, which the Company repaid immediately prior to the Merger (as described below).  Pursuant to

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT(Continued)

the Zell Entity Purchase Agreement, on May 9, 2007, Mr. Zell was appointed as a member of the Board.

•                   On April 25, 2007, the Company commenced a tender offer to repurchase up to 126 million shares of the Company’s common stock that were then outstanding at a price of $34.00 per share in cash (the “Share Repurchase”). The tender offer expired on May 24, 2007 and 126 million shares of the Company’s common stock were repurchased and subsequently retired on June 4, 2007 utilizing proceeds from the Credit Agreement (as defined in the “New Credit Agreements” section contained in Note 10).

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

•                   On June 4, 2007, the Chandler Trusts entered into an underwriting agreement with Goldman, Sachs & Co. (“Goldman Sachs”) and the Company, pursuant to which the Chandler Trusts agreed to sell an aggregate of 20,351,954 shares of the Company’s common stock, which represented the remainder of the shares of the Company’s common stock owned by them following the Share Repurchase, through a block trade underwritten by Goldman Sachs. The shares were offered pursuant to the shelf registration statement filed by the Company on April 25, 2007. Following the closing of this transaction, the Chandler Trusts no longer owned any shares of the Company’s common stock. On June 4, 2007, Jeffrey Chandler, Roger Goodan and William Stinehart, Jr. resigned as members of the Board. Messrs. Chandler, Goodan and Stinehart served on the Board as representatives of the Chandler Trusts, which agreed to cause the resignations of Messrs. Chandler, Goodan and Stinehart effective upon the consummation of the Share Repurchase.

•                   On Dec. 20, 2007, the Company completed its merger with Merger Sub, with the Company surviving the Merger. Pursuant to the terms of the Merger Agreement, each share of common stock of the Company, par value $0.01 per share, issued and outstanding immediately prior to the Merger, other than shares held by the Company, the ESOP or Merger Sub immediately prior to the Merger (in each case, other than shares held on behalf of third parties) and shares held by shareholders who validly exercised appraisal rights, was cancelled and automatically converted into the right to receive $34.00, without interest and less any applicable withholding taxes, and the Company became wholly owned by the ESOP.

•                   In the Merger, the Zell Entity received cash for the shares of the Company’s common stock it had acquired pursuant to the Zell Entity Purchase Agreement and the Company repaid the exchangeable promissory note held by the Zell Entity including approximately $6 million of accrued interest. In addition, the Company paid to the Zell Entity a total of $5 million in legal fee reimbursements, of which $2.5 million was previously paid following the Share Repurchase described above.  Following the consummation of the Merger, the Zell Entity purchased from the Company, for an aggregate of $315 million, a $225 million subordinated promissory note and a 15-year warrant.  For accounting purposes, the subordinated promissory note and 15-year warrant were recorded at fair value based on the relative fair value method. The warrant entitles the Zell Entity to purchase 43,478,261 shares of the Company’s common stock (subject to adjustment), which represents approximately 40% of the economic equity interest in the Company following the Merger (on a fully-diluted basis, including after giving effect to share equivalents granted under a new management equity incentive plan which is described in Note 17). The warrant has

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT(Continued)

an initial aggregate exercise price of $500 million, increasing by $10 million per year for the first 10 years of the warrant, for a maximum aggregate exercise price of $600 million (subject to adjustment). Thereafter, the Zell Entity assigned minority interests in the subordinated promissory note and the warrant to certain permitted assignees.  See Part III, Items 12 and 13, hereof for further information on the assignment of the minority interests in the subordinated promissory note and the warrant.

•                   On Dec. 20, 2007, the Company notified the New York Stock Exchange (the “NYSE”) that the Merger was consummated. The Company requested that the Company’s common stock (and associated Series A junior participating preferred stock purchase rights) be suspended from the NYSE, effective as of the close of the market on Dec. 20, 2007, and that the NYSE file with the Securities and Exchange Commission an application on Form 25 to report that the shares of the Company’s common stock and associated Series A junior participating preferred stock purchase rights are no longer listed on the NYSE.

The Company currently intends to dispose of an interest in the Chicago Cubs and the Company’s 25% equity interest in Comcast SportsNet Chicago. The Company currently expects that proceeds from such dispositions will be used to pay down Company debt. The disposition of an interest in the Cubs is subject to the approval of Major League Baseball.

NOTE 4: DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Sales of Hoy, New York, SCNI and Recycler—On Feb. 12, 2007, the Company announced an agreement to sell Hoy, New York to ImpreMedia, LLC.  The Company completed the sale of Hoy, New York on May 15, 2007 and recorded a pretax gain on the sale of $2.5 million ($.1 million after taxes) in the second quarter of 2007.  On March 6, 2007, the Company announced an agreement to sell SCNI to Gannett Co., Inc.  On May 25, 2007, the Company announced the termination of this agreement following an arbitrator’s ruling that the Company could not sell SCNI unless Gannett Co., Inc. assumed an existing collective bargaining contract as a condition of the sale, which Gannett Co., Inc. declined to do.  The Company simultaneously announced that it would immediately begin the process of soliciting offers for SCNI with the intention of completing a sale as soon as possible.  On Oct. 25, 2007, the Company announced an agreement to sell SCNI to Hearst Corporation for $62.4 million.  The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greenwich, Connecticut, which the Company plans to sell separately.  In the first quarter of 2007, the Company recorded a pretax loss of $19 million ($33 million after taxes) to write down the net assets of SCNI to estimated fair value, less costs to sell.  In the third quarter of 2007, the Company recorded a favorable $3 million after-tax adjustment to the loss on the sale of SCNI. During the third quarter of 2007, the Company began actively pursuing the sale of the stock of Recycler to Target Media Partners.  Recycler publishes a collection of free classified newspapers in Southern California.  The sale of Recycler closed on Oct. 17, 2007.  The Company recorded a pretax loss on the sale of the stock of Recycler of $1 million in the third quarter of 2007.  Due to the Company’s high tax basis in the Recycler stock, the sale generated a significantly higher capital loss for income tax purposes.  As a result, the Company recorded a $65 million income tax benefit in the third quarter of 2007, resulting in an after-tax gain of $64 million.

These businesses were considered components of the Company’s publishing segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.  The operations and cash flows of these businesses have been eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations.  Accordingly, the results of operations for each of these businesses are reported as discontinued operations in the consolidated statements of income. Prior year consolidated statements of income have been reclassified to conform to the current year presentation of these businesses as discontinued operations.

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT(Continued)

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

These businesses were considered components of the Company’s broadcasting and entertainment segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company. The operations and cash flows of these businesses have been eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations. Accordingly, the results of operations of each of these businesses have been reported as discontinued operations in the consolidated statements of income. Prior year consolidated statements of income were reclassified to conform to the presentation of these businesses as discontinued operations.

In conjunction with the sales of WATL-TV, Atlanta and WCWN-TV, Albany, the Company recorded in the second quarter of 2006 a pretax loss totaling $90 million to write down the net assets of the stations to estimated fair value, less costs to sell. The Company subsequently reduced the pretax loss on the sales of the Atlanta and Albany stations during the third quarter of 2006 by $1 million. In addition, the Company recorded in the fourth quarter of 2006 a pretax gain of $41 million for the sale of the Boston station. The net pretax loss on the sales of the three stations sold during 2006 was $48 million.

Summarized Financial Information—Selected financial information related to discontinued operations for 2007, 2006 and 2005 is summarized as follows (in thousands):

	2007	2006	2005
Operating revenues	$49,441	$139,014	$168,771

Operating profit (loss)(1)	$(2,482)	$2,549	$25,564
Loss on sales of discontinued operations	(21,220)	(48,238)	—
Income (loss) from discontinued operations before income taxes	(23,702)	(45,689)	25,564
Income taxes(2)	55,309	(21,489)	(10,259)
Income (loss) from discontinued operations, net of tax	$31,607	$(67,178)	$15,305

(1)	Operating profit for 2006 included $6 million of severance and related charges incurred as a result of the sales of the three television stations.

(2)

Income taxes for 2007 included a $65 million income tax benefit from the sale of Recycler, as the Company’s high tax basis in the Recycler stock generated a significantly higher capital loss for income tax purposes. Income taxes for 2006 included an income tax benefit of only $12 million related to the $89 million pretax loss on sales of the Atlanta and Albany stations. The pretax loss included $80 million of allocated television group goodwill, most of which is not deductible for income tax purposes. Income taxes for 2006 also included a tax expense of $32 million related to the $41 million pretax gain on sale of the Boston station. The pretax gain included $45 million of allocated television group goodwill, most of which is not deductible for income tax purposes.

Assets Held for Sale—During the third quarter of 2007, the Company commenced a process to sell the real estate and related assets of its studio production lot located in Hollywood, California. Accordingly, the $23 million carrying value of the land, building and equipment of the studio production lot is included in assets held for sale at Dec. 30, 2007.  The sale of the studio production lot closed on Jan. 30, 2008 and the Company received net proceeds of approximately $121 million. Simultaneous with the closing of the sale, the Company entered into a five-year operating lease for a portion of the studio production lot currently utilized by the Company’s KTLA-TV station. The sale resulted in a total pretax gain of approximately $98 million. The pretax gain related to the portion of the studio production lot currently utilized by the Company’s KTLA-TV station is approximately $13 million and will be amortized as reduced rent expense over the five-year life of the related operating lease. The remaining pretax gain of $85 million will be recorded in income in the first quarter of 2008.

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT(Continued)

As noted above, the Company plans to sell the SCNI real estate in Stamford and Greenwich, Connecticut and as such, the $5 million carrying value is included in assets held for sale at Dec. 30, 2007. In December 2006, the Company entered into a non-binding agreement to sell the land and building of one of its other facilities.  The $5 million carrying value of the land and building approximates fair value less costs to sell and is also included in assets held for sale at Dec. 30, 2007 and at Dec. 31, 2006.

In February 2007, the Company sold its interactive program guide assets, including software and a portfolio of patents (collectively the “IPG intellectual property”). The $4 million carrying value of the intangible assets related to the IPG intellectual property had been included in assets held for sale at Dec. 31, 2006. The Company received net proceeds of approximately $10 million and recorded a pretax gain on sale of approximately $6 million in the first quarter of 2007.

NOTE 5: NEWSDAY AND HOY, NEW YORK CHARGE

In February 2004, a purported class action lawsuit was filed in New York Federal Court by certain advertisers of Newsday and Hoy, New York, alleging that they were overcharged for advertising as a result of inflated circulation numbers at these two publications. The purported class action also alleges that entities that paid a Newsday subsidiary to deliver advertising flyers were overcharged. The Company is vigorously defending this suit.  In July 2004, another lawsuit was filed in New York Federal Court by certain advertisers of Newsday alleging damages resulting from inflated Newsday circulation numbers as well as federal and state antitrust violations.  On Feb. 11, 2008, this suit was settled with all defendants.

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

As a result of the misstatements of reported circulation at Newsday and Hoy, New York, the Company recorded a total pretax charge of $90 million in 2004 as its estimate of the probable cost to settle with advertisers.  Approximately $80 million of the charge pertained to Newsday and is included in selling, general and administrative expenses in 2004. The remaining $10 million pertained to Hoy, New York and is reflected in discontinued operations in 2004. In the fourth quarter of 2007, the Company recorded an additional pretax charge of $3 million pertaining to Newsday.  The Company will continue to evaluate the adequacy of the advertiser settlement accrual on an ongoing basis.

A summary of the activity with respect to the Newsday and Hoy, New York, advertiser settlement accrual is as follows (in millions):

Advertiser settlement accrual balance at Dec. 26, 2004	$49
2005 payments	(34)
Advertiser settlement accrual balance at Dec. 25, 2005	15
2006 payments	(8)
Advertiser settlement accrual balance at Dec. 31, 2006	7
2007 accrual increase	3
2007 payments	(1)
Advertiser settlement accrual balance at Dec. 30, 2007	$9

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENT(Continued)

In addition to the advertiser lawsuits, several class action and shareholder derivative suits were filed against the Company and certain of its current and former directors and officers as a result of the circulation misstatements at Newsday and Hoy, New York. These suits alleged breaches of fiduciary duties and other managerial and director failings under Delaware law, the federal securities laws and ERISA. The consolidated shareholder derivative suit filed in Illinois state court in Chicago was dismissed with prejudice on March 10, 2006.  The appeal of this dismissal to the Illinois State Court of Appeals was voluntarily dismissed by the plaintiff following the closing of the Company’s going private transaction. The consolidated securities class action lawsuit and the consolidated ERISA class action lawsuit filed in Federal District Court in Chicago were both dismissed with prejudice on Sept. 29, 2006, and the dismissals are currently being appealed to the United States Court of Appeals for the Seventh Circuit.  Oral arguments of the consolidated securities and ERISA class action appeals were heard on Jan. 23, 2008. The Company continues to believe these suits are without merit and will continue to vigorously defend them.

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

On Dec. 17, 2007, Newsday and Hoy, New York reached a non-prosecution agreement with the United States Attorneys’ Office for the Eastern District of New York that ended the federal inquiry into the circulation practices of Newsday and Hoy, New York.  The agreement recognized Newsday’s and Hoy, New York’s full cooperation with the investigation; the implementation of new practices and procedures to prevent fraudulent circulation practices, the payment of approximately $83 million in restitution to advertisers, and a civil forfeiture payment of $15 million, which is available for additional restitution.  The $15 million civil forfeiture payment is included in 2007 non-operating expense (see Note 2). Nine former employees and contractors of Newsday and Hoy, New York have pleaded guilty to various criminal charges in connection with the fraudulent circulation practices uncovered by the Company.  They are awaiting the imposition of sentence.

NOTE 6: INVENTORIES

Inventories consisted of the following (in thousands):

	Dec. 30, 2007	Dec. 31, 2006
Newsprint	$28,664	$28,629
Supplies and other	12,011	12,333
Total inventories	$40,675	$40,962

Newsprint inventories valued under the LIFO method were less than current cost by approximately $10 million at Dec. 30, 2007 and $15 million at Dec. 31, 2006.

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

NOTE 7: GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets at Dec. 30, 2007 and Dec. 31, 2006 consisted of the following (in thousands):

	Dec. 30, 2007			Dec. 31, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 15 to 20 years)	$189,879	$(81,698)	$108,181	$190,660	$(72,126)	$118,534
Network affiliation agreements (useful life of 40 years)(1)	278,034	(29,552)	248,482	278,034	(22,614)	255,420
Other (useful life of 3 to 40 years)	25,381	(11,707)	13,674	25,128	(8,717)	16,411
Total	$493,294	$(122,957)	370,337	$493,822	$(103,457)	390,365
Goodwill and other intangible assets not subject to amortization
Goodwill
Publishing			4,138,685			4,395,967
Broadcasting and entertainment			1,441,241			1,441,241
Total goodwill			5,579,926			5,837,208
Newspaper mastheads			1,412,937			1,575,814
FCC licenses			871,946			871,946
Tradename			7,932			7,932
Total			7,872,741			8,292,900
Total goodwill and other intangible assets			$8,243,078			$8,683,265

(1)

Network affiliation agreements, net of accumulated amortization, included $174 million related to Fox affiliations, $72 million related to CW affiliations and $3 million related to MyNetworkTV affiliations as of Dec. 30, 2007.

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

The changes in the carrying amounts of intangible assets during the years ended Dec. 30, 2007 and Dec. 31, 2006 were as follows (in thousands):

	Publishing	Broadcasting and Entertainment	Total
Intangible assets subject to amortization
Balance as of Dec. 25, 2005	$85,223	$334,100	$419,323
Amortization expense	(8,208)	(11,555)	(19,763)
Assets held for sale, net (IPG intellectual property)	(4,002)	—	(4,002)
Amortizable intangibles acquired during year	6,452	—	6,452
Sales of discontinued operations (see Note 4)	(50)	(11,595)	(11,645)
Balance as of Dec. 31, 2006	$79,415	$310,950	$390,365
Amortization expense	(8,315)	(11,518)	(19,833)
Amortizable intangibles acquired during year	380	—	380
Sales of discontinued operations (see Note 4)	(575)	—	(575)
Balance as of Dec. 30, 2007	$70,905	$299,432	$370,337

Goodwill
Balance as of Dec. 25, 2005	$4,380,483	$1,566,659	$5,947,142
Goodwill acquired during year	45,477	—	45,477
Sales of discontinued operations (see Note 4)	—	(125,418)	(125,418)
Adjustment for tax resolutions(1)	(28,186)	—	(28,186)
Other	(1,807)	—	(1,807)
Balance as of Dec. 31, 2006	$4,395,967	$1,441,241	$5,837,208
Goodwill acquired during year	15,801	—	15,801
Sales of discontinued operations (see Note 4)	(48,993)	—	(48,993)
Adjustment related to settlement of Matthew Bender and Mosby Tax Court appeal (see Note 14)	(224,149)	—	(224,149)
Other	59	—	59
Balance as of Dec. 30, 2007	$4,138,685	$1,441,241	$5,579,926

Other intangible assets not subject to amortization
Balance as of Dec. 25, 2005	$1,583,746	$1,084,654	$2,668,400
Sales of discontinued operations (see Note 4)	—	(212,708)	(212,708)
Balance as of Dec. 31, 2006	$1,583,746	$871,946	$2,455,692
Sales of discontinued operations (see Note 4)	(32,877)	—	(32,877)
Write-down of newspaper masthead assets	(130,000)	—	(130,000)
Balance as of Dec. 30, 2007	$1,420,869	$871,946	$2,292,815
Total goodwill and other intangibles as of Dec. 30, 2007	$5,630,459	$2,612,619	$8,243,078

(1)      Adjustment for the resolution of uncertain income tax positions related to the Times Mirror Company acquisition.

In the fourth quarter of 2007, the Company recorded a pretax impairment charge of $130 million ($79 million after taxes) related to one of its newspaper masthead intangible assets in connection with its annual impairment review under FAS No. 142.  This impairment was primarily due to a decrease in actual and projected newspaper advertising revenues as a result of the continued difficult advertising environment.

On March 13, 2008, the Company filed an election to be treated as a subchapter S Corporation under the Internal Revenue Code, which election is effective as of the beginning of the Company’s 2008 fiscal year.  As a result, essentially all of the Company’s net deferred tax liabilities will be eliminated and such adjustment will be recorded as a reduction in the Company’s provision for income taxes in the first quarter of 2008.  This adjustment will increase the carrying values of the Company’s reporting units.  The Company has experienced declines in its

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

consolidated operating results during 2007 as compared to the prior year, particularly in its publishing reporting unit. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in additional non-cash impairment charges in the future under FAS No. 142. See Note 1 for a description of the Company’s accounting policy for measuring impairments of its intangible assets in accordance with FAS No. 142.

Estimated annual amortization expense will be approximately $20 million for each of the next five years, excluding the effects of any acquisitions or dispositions subsequent to Dec. 30, 2007.

NOTE 8: TMCT and TMCT II

As a result of the Company’s acquisition of The Times Mirror Company (“Times Mirror”) in 2000, the Company acquired investment interests in TMCT, LLC (“TMCT”) and TMCT II, LLC (“TMCT II”). TMCT and TMCT II were formed in 1997 and 1999, respectively, as a result of transactions involving agreements between Times Mirror and its largest shareholders, Chandler Trust No. 1 and Chandler Trust No. 2 (collectively, the “Chandler Trusts”). The Times Mirror acquisition resulted in the Chandler Trusts becoming significant shareholders of the Company.  As a result of the Leveraged ESOP Transactions, the Chandler Trusts are no longer shareholders of the Company (see Note 3). The TMCT and TMCT II LLC agreements had no specific term, and the dissolution, determination of liquidation values and distribution of assets required the mutual consent of the Company and the Chandler Trusts.  On Sept. 28, 2007, the Company sold its remaining interests in TMCT and TMCT II (as described below).

The collective assets of TMCT and TMCT II as of Dec. 25, 2005 included approximately 51.4 million shares of the Company’s common stock and 1.1 million shares of the Company’s preferred stock, representing all of the Company’s then issued Series C, D-1 and D-2 preferred stock. The TMCT and TMCT II assets also include a variety of fixed income and equity investments. In addition, TMCT owns eight real properties that are leased to the Company. Additional financial information pertaining to TMCT and TMCT II is provided below.

TMCT Transactions—On Sept. 21, 2006, the Company and the Chandler Trusts entered into agreements to restructure TMCT and TMCT II. Under the terms of the agreements, the Company received on Sept. 22, 2006, a total of 38.9 million shares of the Company’s common stock and all 1.1 million shares of the Company’s preferred stock held collectively by TMCT and TMCT II. As a result, the Company’s interests in each of TMCT and TMCT II were reduced to approximately 5%. The Sept. 21, 2006 agreements also provided for certain put and call options, which were exercisable at fair market value beginning in September 2007, relating to the Company’s remaining ownership interests in TMCT and TMCT II. As a result of the transactions, the Company in the third quarter of 2006 recorded a non-operating gain of $48 million, net of tax; increased its common treasury stock by $161 million and its preferred treasury stock by $107 million; and reduced its combined investment in TMCT and TMCT II by $195 million.

On Oct. 20, 2006, the remaining 12.4 million shares of the Company’s common stock held by TMCT and TMCT II were distributed to the Company and the Chandler Trusts in accordance with their respective ownership interests. The Company received 0.6 million shares and the Chandler Trusts received 11.8 million shares.

The Company and the Chandler Trusts shared in the cash flows of the various assets held by TMCT and TMCT II. Prior to the Sept. 22, 2006 transactions, the cash flows from the Tribune common and preferred shares held by TMCT and TMCT II were largely allocated to the Company, while the cash flows from the other assets were largely allocated to the Chandler Trusts. As a result, the Company included in treasury stock 80% of the Tribune common and preferred shares held by TMCT and TMCT II. In addition, 80% of the dividends on the preferred and common shares held by TMCT and TMCT II were effectively eliminated. Following the Sept. 22, 2006 transactions and until the Oct. 20, 2006 distribution, the Company included in treasury stock approximately 5% of the Tribune common shares held by TMCT and TMCT II. As a result of the transactions, the Company no longer has any shares of its Series C, D-1 and D-2 preferred stock outstanding, and the Company’s common shares outstanding increased by 1.6 million.

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

On Sept. 21, 2007, the Company gave notice of its intent to exercise its put rights with respect to its remaining interests in TMCT and TMCT II.  The sale of the Company’s remaining interests in TMCT and TMCT II to the Chandler Trusts was consummated on Sept. 28, 2007.  The Company received $73.7 million in proceeds from the sale and recorded a non-operating gain of $5 million, net of tax.

TMCT—At Dec. 31, 2006, the assets of TMCT included eight real properties (“Real Properties”) leased to the Company and a portfolio of fixed income and equity investments (“TMCT Portfolio”). The TMCT assets at Dec. 25, 2005 also included 13 million shares of the Company’s common stock and 442,596 shares of the Company’s Series C preferred stock (collectively, “TMCT Shares”). As discussed above, all of the TMCT Shares were distributed to the Company and the Chandler Trusts in 2006. TMCT has no outstanding debt. The estimated fair market value of the TMCT Portfolio at Dec. 31, 2006 was $265 million.

The Company has accounted for the Real Properties lease as a property financing obligation in its consolidated balance sheet.  In connection with the TMCT restructuring discussed above, the Company and TMCT amended the lease agreement on Sept. 22, 2006. Under the terms of the amended lease, the Company was granted an accelerated option to acquire the eight properties during the month of January 2008 for $175 million. The Company exercised this option on Jan. 29, 2008 and expects to complete this acquisition in April 2008.

Summarized income and expense information for TMCT is shown in the following table for the period of Jan. 1, 2007 through Sept. 28, 2007 and for the years ended Dec. 31, 2006 and Dec. 25, 2005 (in thousands):

	TMCT Income and Expense Information (unaudited)
	Jan. 1, 2007 - Sept. 28, 2007	Dec. 26, 2005 - Dec. 31, 2006	Dec. 27, 2004 - Dec. 25, 2005
TMCT Shares dividend income	$—	$20,030	$26,706
Real Properties lease income	18,124	24,166	24,166
TMCT Portfolio interest and dividend income	8,790	12,040	9,508
TMCT Portfolio net realized gains	5,971	3,943	835
Total	$32,885	$60,179	$61,215
TMCT operating expenses	$(6,809)	$(8,922)	$(9,301)

The Company accounted for its investment in the TMCT Portfolio under the equity method. The Company’s investment in TMCT totaled $24 million at Dec. 31, 2006.  The Company recognized equity income of $.4 million in 2007 and $2 million in 2006 and 2005 related to the TMCT Portfolio.

TMCT II—At Dec. 31, 2006, the assets of TMCT II included a portfolio of fixed income investments that were funded with the proceeds from the redemption of six unrelated real estate investment trust interests in 2004 and two in 2005 (“REIT Portfolio”); a portfolio of fixed income and equity investments (“TMCT II Portfolio”); and a portfolio of venture capital and private equity investments (“Venture Capital Portfolio”). The TMCT II assets at Dec. 25, 2005 also included 39 million shares of the Company’s common stock, 380,972 shares of the Company’s Series D-1 preferred stock and 245,100 shares of the Company’s Series D-2 preferred stock (collectively, “TMCT II Shares”). As discussed above, all of the TMCT II Shares were distributed to the Company and the Chandler Trusts in 2006. TMCT II has no outstanding debt. The estimated fair market values of the REIT Portfolio, the TMCT II Portfolio, and the Venture Capital Portfolio at Dec. 31, 2006 were $592 million, $115 million, and $223 million, respectively.

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Summarized income and expense information for TMCT II is shown in the following table for the period of Jan. 1, 2007 through Sept. 28, 2007 and for the years ended Dec. 31, 2006 and Dec. 25, 2005 (in thousands):

	TMCT II Income and Expense Information (unaudited)
	Jan. 1, 2007 – Sept. 28, 2007	Dec. 26, 2005 – Dec. 31, 2006	Dec. 27, 2004 – Dec. 25, 2005
TMCT II Shares dividend income	$—	$37,203	$48,853
REIT Portfolio income	28,179	37,457	38,417
TMCT II Portfolio and Venture Capital Portfolio interest and dividend income	5,269	8,849	8,244
TMCT II Portfolio, Venture Capital Portfolio and REIT Portfolio net realized gains (losses)	5,958	(60,019)	(778)
Total	$39,406	$23,490	$94,736
TMCT II operating expenses	$(3,756)	$(11,169)	$(11,319)

The Company accounted for its investments in the REIT Portfolio, the TMCT II Portfolio and the Venture Capital Portfolio under the equity method. The Company’s investment in TMCT II totaled $42 million at Dec. 31, 2006 and $196 million at Dec. 25, 2005. The Company recognized equity income related to the REIT Portfolio, TMCT II Portfolio and Venture Capital Portfolio investments of $1 million in 2007, $6 million in 2006, and $8 million in 2005.

NOTE 9: INVESTMENTS

Investments consisted of the following (in thousands):

	Dec. 30, 2007	Dec. 31, 2006
Time Warner stock related to PHONES debt	$266,400	$348,480
Other cost method investments	5,642	14,150
Equity investments in TMCT and TMCT II(1)	—	66,016
Other equity method investments	502,563	484,584
Total investments	$774,605	$913,230

(1)      See Note 8 for further discussion.

Cost method investments in public companies and debt securities were recorded at fair value in the consolidated balance sheets. At Dec. 30, 2007, the Company’s cost method investments included public companies, mainly Time Warner, and private companies. In the third quarter of 2006, the Company sold 2.8 million shares of Time Warner common stock unrelated to the PHONES for net proceeds of $46 million and recorded a pretax gain on sale of $19 million.  The cost basis of the Time Warner shares sold was determined using the specific identification method. The investment in Time Warner at Dec. 30, 2007 consisted of 16.2 million shares, mostly related to the PHONES (see Notes 1 and 10).

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

The Company’s equity method investments at Dec. 30, 2007 included the following private companies:

Company	% Owned
CareerBuilder, LLC	41%
California Independent Postal Systems	50%
Classified Ventures, LLC	28%
Comcast SportsNet Chicago	25%
Consumer Networks	17%
Legacy.com	39%
Metromix, LLC	50%
ShopLocal, LLC	43%
Topix, LLC	34%
Television Food Network, G.P.	31%

The Company does not guarantee any indebtedness or other obligations for any of its investees other than certain immaterial amounts related to its investment in CareerBuilder, LLC. In the third quarter of 2007, the Company recorded a pretax gain of $8 million related to the redemption of its remaining interest in TMCT, LLC and TMCT II, LLC (see Note 8).  In the third quarter of 2006, the Company recorded a one-time gain of $48 million, net of tax, as a result of transactions related to its investments in TMCT, LLC and TMCT II, LLC (see Note 8).  In the fourth quarter of 2006, the Company sold its 27% interest in BrassRing, resulting in a pretax gain of $17 million. During 2005, the Company sold certain investments resulting in a pretax gain of $7 million.

The Company’s investment in Television Food Network, G.P. (“TV Food Network”) totaled $148 million, $129 million, and $95 million at Dec. 30, 2007, Dec. 31, 2006 and Dec. 25, 2005, respectively.  The Company recognized equity income from TV Food Network of $82 million in 2007, $72 million in 2006 and $55 million in 2005.  TV Food Network owns and operates a 24-hour television network focusing on food and entertaining.  Its programming is distributed by cable and satellite television systems.

Summarized financial information for selected equity investments is as follows (in thousands):

	Fiscal Years
	2007	2006	2005
Revenues, net	$1,176,199	$963,823	$737,539
Operating income	$323,783	$258,490	$174,632
Net income	$336,727	$276,771	$177,395

	Dec. 30, 2007	Dec. 31, 2006
Current assets	$642,277	$482,924
Non-current assets	$437,371	$430,503
Current liabilities	$225,210	$167,689
Non-current liabilities	$14,958	$14,459

For investments classified as available-for-sale and recorded at fair value under FAS No. 115, the aggregate cost basis, unrealized gain and fair value were as follows (in thousands):

	Dec. 30, 2007			Dec. 31, 2006
	Cost Basis	Unrealized Gain	Fair Value	Cost Basis	Unrealized Gain	Fair Value
Marketable equity securities	$2,332	$2,976	$5,308	$2,335	$11,562	$13,897

The difference between cost and fair value, net of related tax effects, is recorded in the accumulated other comprehensive income (loss) component of shareholders’ equity (deficit) and amounted to a net gain of $1.8

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

million at Dec. 30, 2007 and $7 million at Dec. 31, 2006. The cost bases of the investments in the tables above are net of write-downs recorded in the consolidated statements of income.

NOTE 10: DEBT

Debt consisted of the following (in thousands):

	Dec. 30, 2007	Dec. 31, 2006
Tranche B Facility due 2014, interest rate of 7.91%	$7,587,163	$—
Tranche X Facility due 2008-2009, interest rate of 7.99%	1,400,000	—
Bridge Facility due 2008, interest rate of 9.43%	1,600,000	—
Former bridge credit facility due June 19, 2007, interest rate of 6.2%	—	1,310,000
Former term loan due June 20, 2011, interest rate of 6.2%	—	1,500,000
Commercial paper, weighted average interest rate of 5.9%	—	97,019
Medium-term notes due 2008, weighted average interest rate of 5.6% in 2007 and 2006	262,585	262,585
Property financing obligation, effective interest rate of 7.7%, expiring 2009 (see Note 8)	35,676	55,711
4.875% notes due 2010, net of unamortized discount of $410 and $564, respectively	449,589	449,436
7.25% debentures due 2013, net of unamortized discount of $1,794 and $2,137, respectively	80,289	79,946
5.25% notes due 2015, net of unamortized discount of $1,205 and $1,362, respectively	328,795	328,638
7.5% debentures due 2023, net of unamortized discount of $3,732 and $3,969, respectively	95,016	94,781
6.61% debentures due 2027, net of unamortized discount of $2,095 and $2,200, respectively	82,864	82,760
7.25% debentures due 2096, net of unamortized discount of $17,926 and $18,116, respectively	130,073	129,884
Subordinated promissory note due 2018, effective interest rate of 17%, net of unamortized discount of $165,000	60,315	—
Interest rate swaps	119,029	24,600
Other notes and obligations	15,091	16,898
Total debt excluding PHONES	12,246,485	4,432,258
2% PHONES debt related to Time Warner stock, due 2029	597,040	572,960
Total debt	$12,843,525	$5,005,218

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Debt was classified as follows in the consolidated balance sheets (in thousands):

	Dec. 30, 2007	Dec. 31, 2006

Current Liabilities:
PHONES debt related to Time Warner stock	$253,080	$—
Other debt due within one year	750,239	1,429,007
Total current debt	1,003,319	1,429,007
Long-Term Debt:
PHONES debt related to Time Warner stock	343,960	572,960
Other long-term debt	11,496,246	3,003,251
Total long-term debt	11,840,206	3,576,211
Total Debt	$12,843,525	$5,005,218

          New Credit Agreements—On May 17, 2007, the Company entered into a $8.028 billion senior secured credit agreement, as amended on June 4, 2007 (collectively, the “Credit Agreement”). The Credit Agreement consists of the following facilities: (a) a $1.50 billion Senior Tranche X Term Loan Facility (the “Tranche X Facility”), (b) a $5.515 billion Senior Tranche B Term Loan Facility (the “Tranche B Facility”), (c) a $263 million Delayed Draw Senior Tranche B Term Loan Facility (the “Delayed Draw Facility”) and (d) a $750 million Revolving Credit Facility (the “Revolving Credit Facility”). The Credit Agreement also provided a commitment for an additional $2.105 billion in new incremental term loans under the Tranche B Facility (the “Incremental Facility”). Accordingly, the aggregate amount of the facilities under the Credit Agreement equals $10.133 billion.

          On June 4, 2007, proceeds from the Tranche X Facility and the Tranche B Facility were used by the Company in connection with the consummation of the Share Repurchase (as defined in the discussion of the Leveraged ESOP Transactions in Note 3) and to refinance the Company’s former five-year credit agreement and former bridge credit agreement.

          The Revolving Credit Facility includes a letter of credit subfacility in an amount up to $250 million and a swing line facility in an amount up to $100 million.  As of Dec. 30, 2007, the Company had $65 million of letters of credit outstanding. Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes. The Company intends to use the Delayed Draw Facility to refinance approximately $263 million of its medium-term notes as they mature during 2008.  In February 2008, the Company refinanced $25 million of such medium-term notes with borrowings under the Delayed Draw Facility.

          On Dec. 20, 2007, the Company entered into (i) a $1.6 billion senior unsecured interim loan agreement (the “Interim Credit Agreement”) and (ii) a number of increase joinders pursuant to which the Incremental Facility became a part of the Tranche B Facility under the Credit Agreement (the Incremental Facility and Tranche B Facility are hereinafter referred to collectively as the Tranche B Facility). The Interim Credit Agreement contains a $1.6 billion twelve-month bridge facility (the “Bridge Facility”). The total proceeds of $3.705 billion from the Bridge Facility and the Incremental Facility were used by the Company, among other ways, in connection with the consummation of the Merger (as defined and discussed in Note 3), and for general corporate purposes.

          Prior to the consummation of the Merger, the Tranche X Facility bore interest per annum at a variable rate equal to, at the Company’s election, the applicable base rate plus a margin of 150 basis points or LIBOR plus a margin of 250 basis points. Pursuant to the terms of the Credit Agreement, following the closing of the Merger, the margins applicable to the Tranche X Facility increased to 175 basis points and 275 basis points, respectively.

          The Tranche B Facility, Delayed Draw Facility and Revolving Credit Facility bear interest per annum at a variable rate equal to, at the Company’s election, the applicable base rate plus a margin of 200 basis points or

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

LIBOR plus a margin of 300 basis points.  All undrawn amounts under the Delayed Draw Facility and the Revolving Credit Facility accrue commitment fees at a per annum rate of 75 basis points and 50 basis points, respectively. With respect to the Revolving Credit Facility only, the margin applicable to base rate advances, the margin applicable to LIBOR advances and the commitment fee applicable to undrawn amounts are subject to decreases based on a leverage-based grid.

          On June 29, 2007, the Company repaid $100 million of the $1.5 billion of borrowings under the Tranche X Facility.  The remaining principal balance of the Tranche X Facility must be repaid in an aggregate amount of $650 million on Dec. 4, 2008, which amount may be adjusted to reflect additional prepayments or other mandatory prepayments (described below) applied thereto, and the remaining outstanding amount of the Tranche X Facility, if any, must be repaid on June 4, 2009.

          The Tranche B Facility is a seven-year facility which matures on June 4, 2014 and also amortizes at a rate of 1.0% per annum (payable quarterly). The Delayed Draw Facility automatically becomes part of the Tranche B Facility as amounts are borrowed and amortizes based upon the Tranche B Facility amortization schedule. The Revolving Facility is a six-year facility and matures on June 4, 2013.

          Prior to June 4, 2008, optional prepayments on the Tranche X Facility and the Tranche B Facility with the proceeds of a substantially concurrent issuance of loans under any senior secured credit facilities pursuant to the Credit Agreement must be accompanied by a prepayment fee equal to 1.0% of the aggregate amount of such prepayments if the interest rate spread applicable to such new loans is less than the interest rate applicable to the Tranche X Facility or the Tranche B Facility. Except as described in the immediately preceding sentence, borrowings under the Credit Agreement are prepayable at any time prior to maturity without penalty, and the unutilized portion of the commitments under the Revolving Credit Facility or the Delayed Draw Facility may be reduced at the option of the Company without penalty.

          The Bridge Facility bears interest per annum at a variable rate equal to, at the Company’s election, the applicable base rate plus a margin of 350 basis points or LIBOR plus a margin of 450 basis points; provided that such margins will increase by 50 basis points per annum each quarter beginning on March 20, 2008, subject to specified caps, a portion of which interest may be payable through an interest payable-in-kind feature. Subject to certain prepayment restrictions contained in the Credit Agreement, the Bridge Facility is prepayable at any time prior to maturity without penalty, including in connection with the issuance of up to $1.6 billion of high-yield notes.

          If any loans under the Bridge Facility remain outstanding on Dec. 20, 2008, the lenders thereunder will have the option, subject to the terms of the Interim Credit Agreement, at any time and from time to time to exchange such initial loans for senior exchange notes that the Company will issue under a senior indenture, and the maturity date of any initial loans that are not exchanged for senior exchange notes will, unless a bankruptcy event of default has occurred and is continuing on such date, automatically be extended to Dec. 20, 2015 (the “Final Interim Credit Agreement Maturity Date”). Accordingly, the Company has classified the borrowings under the Bridge Facility as long-term at Dec. 30, 2007. The senior exchange notes will also mature on the Final Interim Credit Agreement Maturity Date. Holders of the senior exchange notes will have registration rights.

          Loans under the Tranche X Facility, Tranche B Facility and Revolving Loan Facility are required to be repaid with the following proceeds, subject to certain exceptions and exclusions set forth in the Credit Agreement: (a) 100% of the net cash proceeds from the issuance or incurrence of debt for borrowed money by the Company or any subsidiary (other than debt permitted to be incurred under the negative covenants contained in the Credit Agreement (with certain exclusions)), (b) certain specified percentages of excess cash flow proceeds based on a leverage-based grid ranging from 50% to 0% and (c) 100% of the net cash proceeds from all asset sales, certain dispositions, share issuances by the Company’s subsidiaries and casualty events unless, in each case, the Company reinvests the proceeds pursuant to the terms of the Credit Agreement.

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Loans under the Bridge Facility are required to be repaid with the following proceeds, in each case after the obligations under the Credit Agreement have been repaid, either as required by the Credit Agreement or repaid at the election of the Company, subject to certain exceptions and exclusions set forth in the Interim Credit Agreement: (a) 100% of the net cash proceeds from the issuance or incurrence of certain debt for borrowed money by the Company or any subsidiary, (b) 100% of the net cash proceeds of any equity issuance consummated by the Company and (c) 100% of the net cash proceeds from all asset sales, certain dispositions, share issuances by the Company’s subsidiaries and casualty events unless, in each case, the Company reinvests the proceeds pursuant to the terms of the Interim Credit Agreement.

Borrowings under the Credit Agreement are guaranteed on a senior basis by certain of the Company’s direct and indirect U.S. subsidiaries and secured by a pledge of the equity interests of Tribune Broadcasting Holdco, LLC and Tribune Finance, LLC, two subsidiaries of the Company.  Audited financial statements of these two subsidiaries are included in this Item 8. The Company’s other senior notes and senior debentures are secured on an equal and ratable basis with the borrowings under the Credit Agreement as required by the terms of the indentures governing such notes and debentures. Borrowings under the Interim Credit Agreement are unsecured, but are guaranteed on a senior subordinated basis by certain of the Company’s direct and indirect U.S. subsidiaries.

The Credit Agreement and the Interim Credit Agreement contain representations and warranties, affirmative and negative covenants, including restrictions on capital expenditures, and events of default, in each case subject to customary and negotiated exceptions and limitations, as applicable. If an event of default occurs, the lenders under the Credit Agreement and the Interim Credit Agreement will be entitled to take certain actions, including acceleration of all amounts due under the facilities.

Further, pursuant to the Credit Agreement, the Company is required to comply, on a quarterly basis, with a maximum total guaranteed leverage ratio and a minimum interest coverage ratio. For the twelve-month period ending Dec. 30, 2007, the maximum permitted “Total Guaranteed Leverage Ratio” and the minimum permitted “Interest Coverage Ratio” (each as defined in the Credit Agreement) were 9.00 to 1.0 and 1.10 to 1.0, respectively. Both financial covenant ratios are measured on a rolling four-quarter basis and become more restrictive on an annual basis as set forth in the Credit Agreement. At Dec. 30, 2007, the Company was in compliance with these financial covenants. The Company’s ability to remain in compliance with these financial covenants will be impacted by a number of factors, including the Company’s ability to continue to generate sufficient revenues and cash flows, changes in interest rates, the impact of future purchase, sale, joint venture or similar transactions involving the Company or its business units and the other risks and uncertainties set forth in Part I, Item 1A, “Risk Factors.”

The Company filed an election to be treated as a subchapter S corporation under the Internal Revenue Code on March 13, 2008, which election is effective as the beginning of the Company’s 2008 fiscal year. The Credit Agreement and the Interim Credit Agreement contain affirmative covenants which required the Company to make such election and that the election be effective for fiscal 2008. The Credit Agreement and Interim Credit Agreement further provide that if the Company fails to maintain the S corporation election for any year beginning with 2009, the Company will be required in each such year to obtain an investment in the Company in the form of common stock or subordinated debt in an amount of up to $100 million. There can be no assurance that the Company will be able to obtain such an investment and the failure to obtain such an investment in those circumstances could result in a default under the Credit Agreement and Interim Credit Agreement.

Under the terms of the Credit Agreement, the Company is required to enter into hedge arrangements to offset a percentage of its interest rate exposure under the Credit Agreement and other debt with respect to borrowed money.  On July 2, 2007, the Company entered into an International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreement, a schedule to the 1992 ISDA Master Agreement and, on July 3, 2007, entered into three interest rate swap confirmations (collectively, the “Swap Documents”) with Barclays Bank, which Swap Documents provide for (i) a two-year hedge with respect to $750 million in notional amount, (ii) a three-year hedge with respect to $1 billion in notional amount and (iii) a five-year hedge with respect to

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

$750 million in notional amount. The Swap Documents effectively converted a portion of the variable rate borrowings under the Tranche B Facility in the Credit Agreement to a weighted average fixed rate of 5.31% plus a margin of 300 basis points. The Company accounts for these interest rate swaps as cash flow hedges in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”).  Under FAS No. 133, a cash flow hedge is deemed to be highly effective if it is expected that changes in the cash flows of the hedged item are almost fully offset by changes in the cash flows of the hedging instrument. While there will be some ineffectiveness in the future, the cash flow hedges covered by the Swap Documents are deemed to be highly effective, and therefore gains and losses resulting from changes in the fair value of these hedges, other than changes resulting from hedge ineffectiveness, are recorded in other comprehensive income (loss), net of taxes.

As of Dec. 30, 2007, the Company had outstanding borrowings of $7.6 billion under the Tranche B Facility, $1.4 billion under the Tranche X Facility, and $1.6 billion under the Bridge Facility.  As of Dec. 30, 2007, the applicable interest rate was 7.91% on the Tranche B Facility, 7.99% on the Tranche X Facility and 9.43% on the Bridge Facility.

Former Credit Agreements—On June 19, 2006, the Company entered into a five-year credit agreement and a 364-day bridge credit agreement, both of which were amended and restated on June 27, 2006. The five-year credit agreement provided for a $1.5 billion unsecured term facility, of which $250 million was used to refinance the medium-term notes that matured on Nov. 1, 2006, and a $750 million unsecured revolving facility. The 364-day bridge credit agreement provided for a $2.15 billion unsecured bridge facility.

The Company entered into these agreements to finance the Company’s tender offer initiated on May 30, 2006 ; to repurchase shares of the Company’s common stock from the Robert R. McCormick Tribune Foundation and Cantigny Foundation; to repurchase shares of the Company’s common stock pursuant to open market or privately negotiated transactions; to refinance certain indebtedness; and to pay fees and expenses incurred in connection with the repurchases. In addition, the revolving facility was available for working capital and general corporate purposes, including acquisitions.

 On June 4, 2007, the Company repaid its obligations under the five-year credit agreement and bridge credit agreement with proceeds from the Credit Agreement, the terms of which are described above.

In general, borrowings under the five-year and bridge credit agreements bore interest at a rate equal to LIBOR plus a spread ranging from 35 to 125 basis points. The applicable spread was determined on the basis of the Company’s debt ratings by Standard and Poor’s (“S&P”) and Moody’s Investor Services (“Moody’s”). The Company’s debt ratings were also used in determining the annual facility fee, which ranged from 0.07% to 0.25% of the aggregate unused commitments. In addition, the Company agreed to pay customary fees to the lenders under the five-year and bridge credit agreements.

Medium-Term Notes—Notes issued under these programs may not be redeemed by the Company prior to maturity.

Subordinated Promissory Note—Following the consummation of the Merger, the Zell Entity purchased from the Company a $225 million subordinated promissory note due Dec. 20, 2018 at a stated interest rate of 4.64%. Thereafter, the Zell Entity assigned minority interests in the subordinated promissory note to certain permitted assignees.  The note was recorded at an estimated fair value of $60 million, resulting in a discount of $165 million.  The discount will be amortized and included in interest expense over the term of the note using an effective interest rate of 17%.  At Dec. 30, 2007, the net book value of the note was $60.3 million and included $.3 million of payable in-kind interest.

Interest Rate Swaps—As noted above, the Company is party to three interest rate swaps covered under the Swap Documents. At Dec. 30, 2007, the fair value of these swaps had declined since their inception date of July 3, 2007 by $91 million, which is included in long-term debt.  The Company determined that $1.7 million of this

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

change resulted from hedge ineffectiveness and therefore included the $1.7 million in interest expense.  The remaining $89 million change in fair value of these swaps was included, net of taxes, in the accumulated other comprehensive income (loss) component of shareholders’ equity (deficit) at Dec. 30, 2007 (see Note 18). The Company is also party to an additional interest rate swap agreement related to the $100 million 7.5% debentures due in 2023 which effectively converts the fixed 7.5% rate to a variable rate based on LIBOR.

Debt Due Within One Year—Debt due within one year at Dec. 30, 2007 included $650 million of borrowings under the Tranche X Facility, $76 million of borrowings under the Tranche B Facility, $253 million related to PHONES, and $24 million of property financing and other obligations. The Company expects to fund interest and principal payments due in 2008 through a combination of cash flows from operations, available borrowings under the Revolving Credit Facility, and, if necessary, dispositions of assets or operations.  The Company’s ability to make scheduled payments or prepayments on its debt and other financial obligations will depend on future financial and operating performance and the ability to dispose of assets on favorable terms.  There can be no assurances that the Company’s businesses will generate sufficient cash flows from operations or that future borrowings under the Revolving Credit Facility will be available in an amount sufficient to satisfy debt maturities or to fund other liquidity needs or that any such asset dispositions can be completed.  The Company’s financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company.

If the Company’s cash flows and capital resources are insufficient to fund debt service obligations, the Company will likely face increased pressure to reduce or delay capital expenditures, dispose of assets or operations, further reduce the size of its workforce, seek additional capital or restructure or refinance its indebtedness. These actions could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company cannot assure the ability to take any of these actions, that these actions would be successful and permit the Company to meet scheduled debt service obligations or that these actions would be permitted under the terms of the Company’s existing or future debt agreements, including the Credit Agreement and the Interim Credit Agreement.  For example, the Company may need to refinance all or a portion of its indebtedness on or before maturity. There can be no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all.  In the absence of improved operating results and access to capital resources, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations. The Credit Agreement and the Interim Credit Agreement restrict the Company’s ability to dispose of assets and use the proceeds from the disposition.  The Company may not be able to consummate those dispositions or to obtain the proceeds realized.  Additionally, these proceeds may not be adequate to meet the debt service obligations then due.

If the Company cannot make scheduled payments or prepayments on its debt, the Company will be in default and, as a result, among other things, the Company’s debt holders could declare all outstanding principal and interest to be due and payable and the Company could be forced into bankruptcy or liquidation or required to substantially restructure or alter business operations or debt obligations.

Exchangeable Subordinated Debentures due 2029 (“PHONES”)—In 1999, the Company issued 8 million PHONES for an aggregate principal amount of approximately $1.3 billion. The principal amount was equal to the value of 16 million shares of Time Warner common stock at the closing price of $78.50 per share on April 7, 1999. Quarterly interest payments are made to the PHONES holders at an annual rate of 2% of the initial principal. The Company records both cash and non-cash interest expense on the discounted debt component of the PHONES. The PHONES debenture agreement requires principal payments equal to any dividends declared on the 16 million shares of Time Warner common stock. Time Warner declared total dividends of $.24 per share in 2007 and $.21 per share in 2006. The Company records the dividends it receives on its Time Warner common stock as dividend income and accounts for the related payment to the PHONES holders as principal reduction.

The Company may redeem the PHONES at any time for the higher of the principal value of the PHONES ($155.99 per PHONES at Dec. 30, 2007) or the then market value of two shares of Time Warner common stock,

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

subject to certain adjustments. At any time, holders of the PHONES may exchange a PHONES for an amount of cash equal to 95% (or 100% under certain circumstances) of the market value of two shares of Time Warner common stock. At Dec. 30, 2007, the market value per PHONES was $52.50, and the market value of two shares of Time Warner common stock was $33.30. The amount PHONES holders could have received if they had elected to exchange their PHONES for cash on Dec. 30, 2007 was $253 million, which is included in current liabilities at Dec. 30, 2007.  Deferred income taxes related to the current portion of the PHONES is also included in current liabilities as of Dec. 30, 2007.  At Dec. 31, 2006, the PHONES were classified entirely as long-term because if the PHONES were exchanged on that date, the Company had the ability and the intent to refinance the PHONES on a long-term basis through its then existing revolving credit facility.

Under the provisions of FAS No. 133, the PHONES consist of a discounted debt component, which is presented at book value, and a derivative component, which is presented at fair value. Changes in the fair value of the derivative component of the PHONES are recorded in the statement of income. Prior to 2007, the Company calculated the fair value of the derivative component of the PHONES debt as the difference between the quoted market value of the PHONES and the estimated fair value of the discounted debt component of the PHONES. The fair value of the discounted debt component of the PHONES was calculated based on an estimate of the current interest rate available to the Company for debt of the same remaining maturity and similar terms to the PHONES.  At Dec. 30, 2007, the Company performed a direct valuation of the derivative component of the PHONES utilizing the Black-Scholes option-pricing model.  Had the Company utilized the Black-Scholes option pricing model to value the derivative component of the PHONES at Dec. 31, 2006, the resulting valuation would have been approximately $20 million higher than the $108 million recorded at Dec. 31, 2006. The book value of the discounted debt component is based on the prevailing interest rate (8.125%) at issuance of the PHONES. The market value of the PHONES, which are traded on the New York Stock Exchange, was $420 million and $549 million at Dec. 30, 2007 and Dec. 31, 2006, respectively.

The discounted debt component and derivative component of the PHONES were as follows (in thousands):

	Dec. 30, 2007	Dec. 31, 2006
PHONES Debt:
Discounted debt component (at book value)	$477,360	$465,280
Derivative component (at estimated fair value)	119,680	107,680
Total	$597,040	$572,960
Time Warner stock related to PHONES (at fair value)	$266,400	$348,480

Maturities—Debt at Dec. 30, 2007 matures as shown below (in thousands):

2008	$1,003,319
2009	857,222
2010	563,074
2011	78,309
2012	118,324
Thereafter	10,223,277
Total	$12,843,525

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

NOTE 11: CONTRACTS PAYABLE FOR BROADCAST RIGHTS

Contracts payable for broadcast rights are classified as current or long-term liabilities in accordance with the payment terms of the contracts. Required payments under contractual agreements for broadcast rights recorded at Dec. 30, 2007 are shown in the table below (in thousands):

2008	$339,909
2009	188,748
2010	139,270
2011	66,724
2012	20,113
Thereafter	17,538
Total	$772,302

NOTE 12: FAIR VALUE OF FINANCIAL INSTRUMENTS

Estimated fair values and carrying amounts of the Company’s financial instruments are as follows (in thousands):

	Dec. 30, 2007		Dec. 31, 2006
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cost method investments	$272,042	$272,042	$365,445	$362,630
Debt	$11,473,131	$12,843,525	$4,904,390	$5,005,218
Contracts payable for broadcast rights	$724,945	$772,302	$696,363	$743,872

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

Debt—Fair value was estimated based on quoted market prices for the Company’s debt securities or similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms. The carrying value of the Company’s derivative instruments approximates fair value. The fair value of the PHONES was determined by reference to the market value resulting from trading on a national securities exchange.

Contracts Payable for Broadcast Rights—Fair value was estimated using the discounted cash flow method.

NOTE 13: COMMITMENTS AND CONTINGENCIES

The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not included in the financial statements. These commitments totaled $473 million at Dec. 30, 2007.  Payments for broadcast rights generally commence when the programs become available for broadcast.

The Company had commitments totaling $652 million at Dec. 30, 2007 related to the purchase of property, plant and equipment and talent contracts. In addition, under its current agreement with AbitibiBowater Inc., the Company has a commitment to purchase 369,000 metric tons of newsprint each year over the next two years based on market prices at the time of purchase. The Company leases certain equipment and office and production

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

space under various operating leases. Net lease expense from continuing operations was $57 million in 2007, $55 million in 2006 and $55 million in 2005. The table below presents the future minimum lease payments to be made under non-cancelable operating leases at Dec. 30, 2007 (in thousands):

2008	$62,851
2009	57,941
2010	45,000
2011	35,627
2012	27,538
Thereafter	57,191
Total	$286,148

The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies. See Note 5 for a discussion of potential liability related to Newsday and Hoy, New York, and see Note 14 for a discussion of potential income tax liabilities. The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on its consolidated financial position, results of operations or liquidity.

NOTE 14: INCOME TAXES

The following is a reconciliation of income taxes computed at the U.S. federal statutory rate to income taxes reported for continuing operations in the consolidated statements of income (in thousands):

	2007	2006	2005
Income from continuing operations before income taxes	$37,104	$1,008,746	$1,084,677
Federal income taxes at 35%	$12,986	$353,061	$379,637
State and local income taxes, net of federal tax benefit	6,535	30,097	37,431
Interest on uncertain tax positions, net of tax	8,605	17,820	19,288
Manufacturing and production activities deduction	(4,079)	(5,710)	(2,349)
Merger, restructuring and disposition transactions	18,678	(10,237)	—
Matthew Bender/Mosby adjustment	(90,704)	—	150,493
Income tax settlements and adjustments	—	(33,563)	(11,829)
Deferred income tax asset write-off	24,699	—	—
Other	5,046	(3,895)	(7,378)
Income taxes reported	$(18,234)	$347,573	$565,293
Effective tax rate	(49.1%)	34.5%	52.1%

In 2007, the Company recorded a favorable $91 million income tax expense adjustment due to the settlement of its appeal of the Matthew Bender and Mosby Tax Court decision (see “Matthew Bender and Mosby Tax Liability” discussion below). The Company incurred non-deductible expenses and other costs in 2007 in connection with merger, restructuring and disposition transactions. In addition, the Company increased its income tax expense by $25 million in 2007 due to the write-off of tax credit carryforwards related to its low income housing investments (see Note 2). The Company reports interest on uncertain tax positions as part of its income tax expense.  After-tax interest on uncertain tax positions increased 2007 income tax expense by $9 million.  In 2006, the Company recorded a favorable $34 million income tax expense adjustment, most of which related to the Company’s PHONES as a result of reaching an agreement with the Internal Revenue Service appeals office pertaining to the deduction of interest expense on the PHONES (see “PHONES Interest” discussion below). After-tax interest on uncertain tax positions increased income tax expense by $18 million in

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

2006. The Company recorded a non-taxable gain in 2006 related to certain restructuring transactions. In 2005, the Company increased its income tax expense by $150 million as a result of the Matthew Bender Tax Court decision  and reduced its income tax expense by $12 million as a result of resolving certain federal income tax issues. After-tax interest on uncertain tax positions increased income tax expense by $19 million in 2005.

Components of income tax expense (benefit) charged to income from continuing operations were as follows (in thousands):

	2007	2006	2005
Currently payable:
U.S. federal	$(86,764)	$287,600	$434,502
State and local	4,022	43,193	44,043
Sub-total	(82,742)	330,793	478,545
Deferred:
U.S. federal	58,476	13,639	72,716
State and local	6,032	3,141	14,032
Sub-total	64,508	16,780	86,748
Total	$(18,234)	$347,573	$565,293

Significant components of the Company’s net deferred tax liabilities were as follows (in thousands):

	Dec. 30, 2007	Dec. 31, 2006
Net properties	$196,267	$214,770
Net intangible assets	1,160,384	1,209,999
Pensions	179,073	74,891
Investments	363,541	406,409
PHONES interest	216,126	219,552
Other future taxable items	23,114	18,325
Total deferred tax liabilities	2,138,505	2,143,946
Postretirement and postemployment benefits other than pensions	(50,296)	(54,990)
Deferred compensation	(34,245)	(84,288)
Other accrued liabilities	(69,780)	(55,270)
Federal capital loss and tax credit carryforwards	(41,355)	(24,699)
Accounts receivable	(12,281)	(13,211)
Other future deductible items	(10,768)	(6,352)
Tax benefits from future payments of uncertain tax positions	(42,413)	—
State operating loss carryforwards	(46,084)	(42,371)
Valuation allowances on state operating loss carryforwards	40,886	37,457
Total deferred tax assets	(266,336)	(243,724)
Net deferred tax liability	$1,872,169	$1,900,222

Federal Capital Loss and Tax Credit Carryforwards—At Dec. 30, 2007, the Company had a capital loss of approximately $120 million that will be carried back to offset net capital gains reported in earlier tax years.  The Company will file a claim for the refund of previously paid taxes after it files its 2007 federal income tax return.  Capital losses can only be used to offset capital gains. As a result of the Recycler disposition (see Note 4), capital losses exceeded capital gains in 2007.  At Dec. 31, 2006, the Company had approximately $25 million of tax credit carryforwards relating to its low income housing investments.  As a result of restructuring certain investments during the fourth quarter of 2007 (see Note 2), the Company no longer expects to realize any tax benefits from the tax credit carryforwards and therefore wrote off the related deferred tax assets in the fourth quarter of 2007.

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

Operating Loss Carryforwards—At Dec. 30, 2007, the Company had approximately $895 million of operating loss carryforwards for state income tax purposes. These carryforwards arose in certain states primarily as a result of intercompany interest expense, royalty expense and management fees allocated to the Company’s various subsidiaries, and expire between 2008 and 2027. The deferred tax assets related to these carryforwards totaled approximately $46 million, net of federal taxes, at Dec. 30, 2007. However, the Company believes it is more likely than not that $41 million of the deferred tax assets will not be realized because the related carryforwards will expire before being utilized. Therefore, in accordance with FAS No. 109, “Accounting for Income Taxes,” the Company has established valuation allowances of $41 million on the deferred tax assets related to the state carryforwards. The state operating loss carryforwards increased in 2007 because the Company generated additional tax losses in certain states.

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

The Company appealed the Tax Court ruling to the United States Court of Appeals for the Seventh Circuit.  On June 1, 2007, the Company announced that an offer of settlement was pending in its appeal.  The Company finalized the settlement during the third quarter of 2007.  As a result of the settlement, the Company received refunds of federal income taxes and interest of $4 million on Sept. 26, 2007 and $340 million on Oct. 1, 2007.  After consideration of income taxes on the interest received, the net cash proceeds totaled approximately $286 million.  These refunds, together with related state income tax benefits of $29 million, were accounted for as a $91 million reduction in 2007 income tax expense and a $224 million reduction in goodwill recorded on the Company’s 2007 consolidated balance sheet.

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

As a result of the Tax Court ruling, the Company increased its tax reserve by an additional $609 million in the third quarter of 2005 by recording additional income tax expense of $150 million, representing additional after-tax interest applicable to the post-acquisition period, and goodwill of $459 million. In accordance with EITF No. 93-7, the Company adjusted goodwill because the tax contingencies existed at the time of the Times Mirror acquisition. On Sept. 30, 2005, the Company paid $880 million to the IRS, representing the federal tax and interest owed on the transactions, and financed the payment through the issuance of commercial paper. On Feb. 10, 2006, the Company made a California state tax and interest payment of approximately $86 million ($55

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

million after considering the federal tax benefit of the state taxes and interest). The remaining liability was $35 million at Dec. 31, 2006 and consisted of state tax and interest accruals.  As a result of the Matthew Bender/Mosby settlement, the liability was adjusted to $24 million at Dec. 30, 2007.

The September and October 2007 refunds of the previously paid income taxes and interest were accounted for in accordance with EITF No. 93-7. The portion of the refunds representing after-tax interest applicable to periods following the acquisition of Times Mirror reduced income tax expense, and the remainder reduced goodwill.

A summary of the activity with respect to the Matthew Bender and Mosby tax liability is as follows (in millions):

Liability at Dec. 26, 2004:
Tax	$180
After-tax interest ($66 million pretax)	41
Liability at Dec. 26, 2004	221
After-tax interest recorded in income tax expense in the first three quarters of 2005 ($11 million pretax)	7
Additional reserve recorded as a result of the Tax Court ruling:
Charged to income tax expense	150
Additional goodwill	459
Liability at Sept. 25, 2005	837
Federal tax and interest paid on Sept. 30, 2005:
Federal tax	(542)
After-tax interest ($338 million pretax)	(210)
After-tax interest recorded in income tax expense in the fourth quarter of 2005 ($3 million pretax)	2
Liability at Dec. 25, 2005	87
After-tax interest ($4 million pretax)	3
California tax and interest paid in February 2006:
State tax ($55 million pretax)	(36)
After-tax interest ($31 million pretax)	(19)
Liability at Dec. 31, 2006 (included in “other current liabilities”)	$35
After-tax interest ($4 million pretax)	2
Adjustment recorded as a result of settling the appeal of the Tax Court decision	(9)
State tax and interest paid in 2007:
State tax ($4 million pretax)	(3)
After-tax interest ($2 million pretax)	(1)
Liability at Dec. 30, 2007 (included in “other current liabilities”)	$24

PHONES Interest—In connection with the routine examination of the Company’s federal income tax returns for 2000 through 2003, the IRS proposed that the Company capitalize the interest on the PHONES as additional tax basis in the Company’s 16 million shares of Time Warner common stock, rather than allowing the Company to currently deduct such interest. The National Office of the IRS has issued a Technical Advice Memorandum that supports the proposed treatment. The Company disagrees with the IRS’s position and requested that the IRS administrative appeals office review the issue. The effect of the treatment proposed by the IRS would be to increase the Company’s tax liability by approximately $189 million for the period 2000 through 2003 and by approximately $245 million for the period 2004 through 2007.

During the fourth quarter of 2006, the Company reached an agreement with the IRS appeals office regarding the deductibility of the PHONES interest expense. The agreement will apply for the tax years 2000 through the 2029 maturity date of the PHONES. In December of 2006, under the terms of the agreement reached with the IRS appeals office, the Company paid approximately $81 million of tax plus interest for tax years 2000 through

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

2005. The tax payments were recorded as a reduction in the Company’s deferred tax liability, and the interest was recorded as a reduction in the Company’s income tax reserves. The agreement reached with the appeals office is being reviewed by the Joint Committee on Taxation.  A decision from the Joint Committee on Taxation is expected by the end of the second quarter of 2008.

Adoption of New Income Tax Accounting Standard—On January 1, 2007, the Company adopted the provisions of FIN 48, “Accounting for Uncertainty in Income Taxes.”  FIN 48 addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return.  Under FIN 48, a company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  FIN 48 requires the tax benefit recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.

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

The amount of unrecognized tax benefits at Jan. 1, 2007 and Dec. 30, 2007, totaled $128 million and $138 million, respectively.  If all of the unrecognized tax benefits at Jan. 1, 2007 and Dec. 30, 2007 were recognized, there would be a favorable $48 million and $52 million impact on the Company’s effective tax rate respectively, after consideration of the federal effect of state income taxes.

The liability for unrecognized tax benefits at Jan. 1, 2007 and Dec. 30, 2007 included $38 million and $43 million, respectively, related to the PHONES issue discussed in the preceding “PHONES Interest” section.  The Company expects to resolve this issue within the next twelve months.  If the issue is definitively resolved on the terms agreed to with the appeals office, the $43 million liability at Dec. 30, 2007 would be reclassified to deferred income tax liabilities.

The Company does not expect that changes in the amount for unrecognized tax benefits during the next twelve months will have a significant impact on the Company’s consolidated results of operations or financial position.

As allowed by FIN 48 and consistent with the Company’s prior accounting policy, the Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense.  As of Jan. 1, 2007 and Dec. 30, 2007, the Company’s accrued interest and penalties related to uncertain tax positions totaled $26 million and $36 million, respectively.

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

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

The following summarizes the changes in unrecognized tax benefits during 2007 (in thousands):

Uncertain tax benefits at Jan. 1, 2007	$127,652
Gross increase as a result of tax positions taken during a prior period	9,625
Gross increase as a result of tax positions taken during the current period	5,428
Decreases related to settlements with taxing authorities	(4,624)
Uncertain tax benefits at Dec. 30, 2007	$138,081

Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

On March 13, 2008, the Company filed an election to be treated as a subchapter S Corporation under the Internal Revenue Code, which election is effective as of the beginning of the Company’s 2008 fiscal year.  As a result, essentially all of the Company’s net deferred tax liabilities will be eliminated and such adjustment will be recorded as a reduction in the Company’s provision for income taxes in the first quarter of 2008.

NOTE 15: PENSION AND OTHER POSTRETIREMENT BENEFITS

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

Effective Jan. 1, 2008, the Tribune Company pension plan was amended to include a cash balance plan to provide a tax-qualified, non-contributory guaranteed pension benefit for eligible employees.  In addition, effective Dec. 31, 2007, the Tribune Company pension plan was amended to provide a special one-time initial cash balance benefit for eligible employees.

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

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATMENTS (Continued)

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

Summarized information for the Company’s defined benefit pension and other postretirement plans is provided below (in thousands):

	Pension Plans		Other Postretirement Plans
	Dec. 30, 2007	Dec. 31, 2006	Dec. 30, 2007	Dec. 31, 2006
Change in benefit obligations:
Projected benefit obligations, beginning of year	$1,546,911	$1,599,129	$139,832	$140,465
Service cost	1,957	3,934	1,291	1,335
Interest cost	83,984	84,349	7,825	7,367
Special termination benefits	1,067	1,382	—	—
Impact of Medicare Reform Act	—	—	1,200	1,200
Actuarial (gain) loss	(190,437)	(57,317)	(4,549)	3,471
Benefits paid	(92,108)	(84,566)	(14,768)	(14,006)
Projected benefit obligations, end of year	1,351,374	1,546,911	130,831	139,832

Change in plans’ assets:
Fair value of plans’ assets, beginning of year	1,764,470	1,598,398	—	—
Actual return on plans’ assets	116,854	243,209	—	—
Employer contributions	17,322	7,429	14,768	14,006
Benefits paid	(92,108)	(84,566)	(14,768)	(14,006)
Fair value of plans’ assets, end of year	1,806,538	1,764,470	—	—
Funded (under funded) status of the plans	$455,164	$217,559	$(130,831)	$(139,832)

Amounts recognized in the statement of financial position consisted of (in thousands):

	Pension Plans		Other Postretirement Plans
	Dec. 30, 2007	Dec. 31, 2006	Dec. 30, 2007	Dec. 31, 2006
Prepaid pension costs	$514,429	$293,455	$—	$—
Employee compensation and benefits	(5,899)	(6,163)	—	—
Deferred compensation and benefits	(53,366)	(69,733)	(130,831)	(139,832)
Net amount recognized	$455,164	$217,559	$(130,831)	$(139,832)

The accumulated benefit obligation, which excludes the impact of future compensation increases, for all defined benefit pension plans was $1,349 million and $1,543 million at Dec. 30, 2007 and Dec. 31, 2006, respectively. The projected benefit obligation at Dec. 30, 2007 includes $1,292 million related to the Company’s qualified pension plans and $59 million related to its non-qualified plans. The Company’s non-qualified plans are not funded.

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The components of net periodic benefit cost (credit) for Company-sponsored plans were as follows (in thousands):

	Pension Plans			Other Postretirement Plans
	2007	2006	2005	2007	2006	2005
Service cost	$1,957	$3,934	$25,160	$1,291	$1,335	$1,469
Interest cost	83,984	84,349	81,436	7,825	7,367	7,774
Expected return on plans’ assets	(139,364)	(128,836)	(127,346)	—	—	—
Recognized actuarial loss	47,080	67,018	59,095	180	(127)	—
Amortization of prior service costs	220	220	(1,415)	(1,445)	(1,444)	(1,444)
Amortization of transition asset	—	(1)	(5)	—	—	(439)
Special termination benefits(1)	—	1,382	1,434	—	—	—
Settlement gain(2)	(1,227)	—	—	—	—	—
Curtailment gain	—	—	(17,825)	—	—	—
Net periodic benefit cost (credit)	$(7,350)	$28,066	$20,534	$7,851	$7,131	$7,360

(1)   Costs related to position eliminations.

(2)   Gain related to change in control settlement payments made in connection with the consummation of the Merger (see Note 3).

The changes in minimum pension liabilities included in other comprehensive income (loss) for Company-sponsored plans were as follows (in thousands):

	Pension Plans			Other Postretirement Plans
	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
Change in minimum pension liabilities included in other comprehensive income, net of tax	$—	$18,987	$(20,597)	$—	$—	$—

Amounts included in the accumulated other comprehensive income (loss) component of shareholders’ equity (deficit) for Company-sponsored plans following the adoption of FAS No. 158 were as follows (in thousands):

	Pension Plans		Other Postretirement Plans		Total
	Dec. 31, 2007	Dec. 30, 2006	Dec. 31, 2007	Dec. 30, 2006	Dec. 31, 2007	Dec. 30, 2006
Unrecognized net actuarial gains (losses), net of tax	$(253,562)	$(384,859)	$8,411	$5,527	$(245,151)	$(379,332)
Unrecognized prior service costs, net of tax	(2,790)	(1,400)	5,078	5,959	2,288	4,559
Total	$(256,352)	$(386,259)	$13,489	$11,486	$(242,863)	$(374,773)

In accordance with FAS No. 87, unrecognized net actuarial gains and losses will be recognized in net periodic pension expense over approximately 11 years, representing the estimated average remaining service period of active employees expected to receive benefits, with corresponding adjustments made to accumulated other comprehensive income (loss) in accordance with FAS No. 158. The Company’s policy is to incorporate asset-related gains and losses into the asset value used to calculate the expected return on plan assets and into the calculation of amortization of unrecognized net actuarial loss over a four-year period.

During 2008, the Company expects to recognize as part of its net periodic pension benefit cost approximately $25 million of net actuarial losses and $1 million of prior service credits that are included, after

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

taxes, in the accumulated other comprehensive income (loss) component of shareholders’ equity (deficit) at Dec. 30, 2007.

Assumptions—Weighted average assumptions used each year in accounting for pension benefits and other postretirement benefits were:

	Pension Plans		Other Postretirement Plans
	2007	2006	2007	2006
Discount rate for expense	5.75%	5.50%	5.75%	5.50%
Discount rate for obligations	6.65%	5.75%	6.30%	5.75%
Increase in future salary levels for expense	3.50%	3.50%	—	—
Increase in future salary levels for obligations	3.50%	3.50%	—	—
Long-term rate of return on plans’ assets	8.50%	8.50%	—	—

The Company used a building block approach to determine its current 8.5% assumption for the long-term expected rate of return on pension plan assets. Based on historical market studies, the Company’s long-term expected returns for equity and fixed income securities approximate 10% and 6%, respectively. The Company’s current 2008 target asset allocation for pension plan assets is 70% in equity securities and 30% in fixed income securities and other. Prior to Dec. 30, 2007, the Company based the rate used for discounting future benefit obligations and calculating interest cost on an index of Aa-rated corporate bonds. The duration of the bonds in this index approximated the timing of future payments for the Company’s benefit obligations. Beginning on Dec. 30, 2007, the Company uses the Citigroup Above Median yield curve for discounting future benefit obligations and calculating interest cost.  The Citigroup Above Median yield curve represents yields on high quality corporate bonds that more closely match the cash flows of the estimated payouts for the Company’s benefit obligations.

Plan Assets—The Company’s pension plans’ asset allocations at Dec. 30, 2007 and Dec. 31, 2006 were as follows (in millions):

	Plan Assets
Asset Category	Dec. 30, 2007		Dec. 31, 2006
Equity securities	$1,316	72.8%	$1,344	76.2%
Fixed income securities	405	22.4%	334	18.9%
Other	86	4.8%	86	4.9%
Total	$1,807	100%	$1,764	100%

Health Care Cost Trend Rates—For purposes of measuring 2007 postretirement health care costs, a 8.25% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2007. The rate was assumed to decrease gradually to 5% for 2012 and remain at that level thereafter. For purposes of measuring health care obligations at Dec. 30, 2007, a 6.7% annual rate of increase in the per capita cost of covered health care benefits was assumed for 2008. The rate was assumed to decrease gradually to 5% for 2012 and remain at that level thereafter.

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of the date of this report, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$357	$(319)
Projected benefit obligation	$5,559	$(4,983)

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash Flows—The Company contributed $17 million to certain of its union and non-qualified pension plans, including $10 million of contributions made pursuant to change in control provisions contained in certain of the Company’s non-qualified pensions plans upon consummation of the Merger, and $15 million to its other postretirement plans in 2007. The Company plans to contribute $6 million to certain of its union and non-qualified pension plans and $13 million to its other postretirement plans in 2008.

Expected Future Benefit Payments—The following benefit payments, which reflect expected future service, as appropriate, are expected to be paid (in thousands):

	Pension Benefits	Other Postretirement Benefits
2008	$87,205	$14,746
2009	91,420	14,798
2010	95,207	14,804
2011	98,976	14,832
2012	102,946	14,487
2013-2017	$576,314	$66,598

NOTE 16: CAPITAL STOCK

On Dec. 20, 2007, the Company consummated the Merger Agreement, as defined and discussed in Note 3.  Pursuant to the Merger Agreement, each share of the Company’s common stock issued and outstanding immediately prior to the Merger, other than shares held by the Company, the ESOP or Merger Sub immediately prior (in each case, other than shares held on behalf of third parties) and shares held by shareholders who validly exercised appraisal rights, was cancelled and automatically converted into the right to receive $34.00, without interest and less any applicable withholding taxes.

The Company notified the New York Stock Exchange (the “NYSE”) that the Merger was consummated and requested that the Company’s common stock (and associated Series A junior participating preferred stock purchase rights) be suspended from the NYSE, effective as of the close of market on Dec. 20, 2007, and that the NYSE file with the Securities and Exchange Commission an application on Form 25 to report that the shares of the Company’s common stock and associated Series A junior participating preferred stock purchase rights are no longer listed on the NYSE.

Following the consummation of the Merger, the Company had no shares of common stock issued other than 56,521,739 shares held by the ESOP. None of the shares held by the ESOP had been committed for release or allocated to employees at Dec. 30, 2007.  See Note 17 for further information on the classification of the shares of the Company’s common stock held by the ESOP in the Company’s consolidated balance sheet at Dec. 30, 2007.

Series C, D-1 and D-2 Convertible Preferred Stock—In connection with the June 12, 2000 merger with Times Mirror, outstanding shares of Times Mirror cumulative, non-voting preferred stock were converted into shares of Tribune preferred stock with similar terms. A total of 213,733 shares of the Company’s Series C-1, D-1 and D-2 convertible preferred stock, net of treasury stock, were issued due to the conversion.  The Series C, D-1 and D-2 convertible preferred stocks related to Times Mirror recapitalization transactions whereby TMCT, LLC and TMCT II, LLC (see Note 8) were formed. In connection with a restructuring of TMCT, LLC and TMCT II, LLC, all of these preferred shares were distributed to the Company on Sept. 22, 2006. As a result, the Company had no preferred shares outstanding effective as of Sept. 22, 2006, other than 137,643 treasury shares of Series D-1 convertible preferred stock held by a subsidiary of the Company.  These remaining shares of convertible preferred stock were retired prior to the completion of the Merger.

Series C convertible preferred stock was cumulative, non-voting preferred stock, which was entitled to annual dividends of 8%, based on liquidation value. Dividends for Series D-1 and D-2 preferred stock were paid

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

at the annual rate of 6.91% and 6.67% in 2006 and 2005, respectively. The Series C, D-1 and D-2 preferred stocks were convertible into the Company’s common stock in 2025 and thereafter. The conversion factor was calculated by dividing $500 plus accrued and unpaid dividends by the average closing prices of the Company’s common stock for the 20 trading days immediately preceding the conversion date.

Common Stock Repurchases—As defined and discussed in the description of the Leveraged ESOP Transactions in Note 3, the Company completed two common stock repurchases in 2007.  The following table summarizes the Company’s common stock repurchases during 2007 (in thousands):

	Shares	Cost
June 4, 2007 Share Repurchase	126,007	$4,289,192
Dec. 20, 2007 Merger consummation	118,586	4,032,081
Total common stock repurchases	244,593	$8,321,273

The following table summarizes the Company’s common stock repurchases during 2006 (in thousands):

	Shares	Cost
Repurchases in the first quarter	4,604	$137,746
Tender offer repurchases	45,027	1,468,270
Repurchases from the Robert R. McCormick Tribune Foundation and Cantigny Foundation	10,000	325,300
Repurchases subsequent to the tender offer	11,053	330,952
Total common stock repurchases	70,684	$2,262,268

On May 30, 2006, the Company initiated a modified “Dutch Auction” tender offer to repurchase up to 53 million shares of its common stock at a price per share not greater than $32.50 and not less than $28.00. The tender offer closed on June 26, 2006, and the Company acquired 45 million shares of its common stock on July 5, 2006 at a price of $32.50 per share before transaction costs. The Company also acquired 10 million shares of its common stock from the Robert R. McCormick Tribune Foundation and the Cantigny Foundation on July 12, 2006 at a price of $32.50 per share before transaction costs. The Robert R. McCormick Tribune Foundation and the Cantigny Foundation were affiliated non-profit organizations, which together held 13.6% of the Company’s outstanding shares when the tender offer was launched. In connection with the tender offer, the Board also authorized the repurchase of an additional 12 million shares of the Company’s common stock commencing on the eleventh business day following the completion of the tender offer. In the third quarter of 2006, the Company repurchased an additional 11.1 million shares under that authorization at a weighted average cost of $29.94 per share. In addition, the Company repurchased and retired 4.6 million shares of its common stock in the first quarter of 2006.

During 2005, the Company repurchased and retired 12.2 million shares of its common stock in the open market for $440 million.

Stock Purchase Warrants—As defined and discussed in the description of the Leveraged ESOP Transactions contained in Note 3, following the consummation of the Merger, the Zell Entity purchased from the Company a 15-year warrant. The warrant entitles the Zell Entity to purchase 43,478,261 shares of the Company’s common stock (subject to adjustment), which represents approximately 40% of the economic equity interest in the Company following the Merger (on a fully-diluted basis, including after giving effect to the share equivalents granted under the Management Equity Incentive Plan as defined and discussed in Note 17).  The warrant has an initial aggregate exercise price of $500 million, increasing by $10 million per year for the first 10 years of the warrant, for a maximum aggregate exercise price of $600 million (subject to adjustment).  Thereafter, the Zell Entity assigned minority interests in the subordinated promissory note and the warrant to certain permitted

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

assignees.  See Part III, Items 12 and 13, hereof for further information on the assignment of the minority interests in the subordinated promissory note and the warrant.  The Company recorded the warrants at an estimated fair value of $255 million, which is presented as a separate component of shareholders’ equity (deficit) in the Company’s consolidated balance sheet at Dec. 30, 2007.

NOTE 17: INCENTIVE COMPENSATION AND STOCK PLANS

Defined Contribution Plans—The Company maintains various qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. The plans allow participants to invest their savings in various investments.  In 2004, the Company enhanced its primary 401(k) plan to include a larger Company contribution. This new plan was designed to replace the Company’s Employee Stock Ownership Plan that was established in 1988 and fully allocated at the end of 2003. In 2006, the Company amended its primary 401(k) plan to make a portion of the Company’s contributions discretionary. Amounts charged to expense for all of the Company’s defined contribution plans totaled $35 million in 2007, $65 million in 2006, and $59 million in 2005.

Employee Stock Purchase Plan—This plan permitted eligible employees to purchase the Company’s common stock at 85% of market price.  In April 2007, the Company suspended future contributions to the plan. The Company incurred charges of $.1 million in 2007 and $.2 million in 2006 and 2005 related to the administration of this plan. During 2007, 2006, and 2005, 175,687, 598,186, and 682,624 shares, respectively, were sold to employees under this plan. The weighted average fair value of shares sold in 2007 was $30.70.  The Plan was discontinued as of Dec. 20, 2007 following the consummation of the Merger (see Note 3).

Employee Stock Ownership Plan (“ESOP”)—As defined and described in Note 3, on April 1, 2007, the Company established a new ESOP as a long-term employee benefit plan.  On that date, the ESOP purchased 8,928,571 shares of the Company’s common stock. The ESOP paid for this purchase with a promissory note of the ESOP in favor of the Company in the principal amount of $250 million, to be repaid by the ESOP over the 30-year life of the loan through its use of annual contributions from the Company to the ESOP and/or distributions paid on the shares of the Company’s common stock held by the ESOP. Upon consummation of the Merger, the 8,928,571 shares of the Company’s common stock held by the ESOP were converted into 56,521,739 shares of common stock.

The ESOP provides for the allocation of the Company’s common shares it holds on a noncontributory basis to eligible employees of the Company.  None of the shares held by the ESOP had been committed for release or allocated to employees at Dec. 30, 2007.  Beginning in fiscal year 2008, as the Company repays the ESOP loan, shares will be released and allocated to eligible employees in proportion to their eligible compensation.  The shares that are released for allocation on an annual basis will be in the same proportion that the current year’s principal and interest payments bear in relation to the total remaining principal and interest payments to be paid over the life of the $250 million ESOP loan. The Company will recognize compensation expense based on the estimated fair value of the shares of the Company’s common stock that are allocated in each annual period.

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s policy is to present unallocated shares held by the ESOP at book value, net of unearned compensation, and allocated shares at fair value in the Company’s consolidated balance sheet. Pursuant to the terms of the ESOP, following the Merger, participants who receive distributions of shares of the Company’s common stock can require the Company to repurchase those shares within a specified time period following such distribution.  Accordingly, the shares of the Company’s common stock held by the ESOP are classified outside of shareholders’ equity (deficit), net of unearned compensation, in the Company’s consolidated balance sheet. The amounts at Dec. 30, 2007 were as follows (in thousands):

Dec. 30, 2007
Unallocated ESOP shares (at book value)	$250,000
Unearned compensation related to ESOP	(250,000)
Common shares held by ESOP, net of unearned compensation	$—

At Dec. 30, 2007, the fair value of the unallocated shares held by the ESOP was approximately $593 million. In accordance with the terms of the ESOP, the fair value of the Company’s common stock was determined by the trustee of the ESOP.

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

On Dec. 20, 2007, the Company consummated the Merger, as defined and described in the description of the Leveraged ESOP Transactions in Note 3. Pursuant to the Merger Agreement, the Company redeemed for cash all outstanding stock awards, each of which vested in full upon completion of the Merger, with positive intrinsic value relative to $34.00 per share.  Accordingly, the Company recorded additional stock-based compensation expense of $53 million, or $35 million net of taxes, in the fourth quarter of 2007 in connection with the cash settlement of its outstanding stock awards (see below for further discussion of amounts recorded for stock-based compensation following the adoption of FAS 123R). All remaining outstanding stock awards under the Incentive Plan as of Dec. 20, 2007 that were not cash settled pursuant to the Merger Agreement were cancelled. Following the Merger, the Company does not intend to grant any new equity awards under the Incentive Plan.

Tribune Company Management Equity Incentive Plan—On Dec. 20, 2007, the Board approved the Company’s 2007 Management Equity Incentive Plan (the “Management Equity Incentive Plan”). The Management Equity Incentive Plan provides for phantom units (the “Units”) that generally track the value of a share of the Company’s common stock after the effective date of the Merger. Awards have been made to eligible members of the Company’s management and other key employees at the discretion of the Board. Under the terms of the Management Equity Incentive Plan, awards are classified as First Tranche Units or Second Tranche Units.

The First Tranche Units represent approximately 5% of the Company’s fully-diluted outstanding common stock, including after giving effect to the stock purchase warrants (see Note 16) and the First Tranche Units and Second Tranche Units authorized under the Management Equity Incentive Plan (5,434,652 First Tranche Units authorized, subject to customary anti-dilution adjustments). First Tranche Units vest ratably over a three-year period beginning on the date of grant. Unvested First Tranche Units vest upon a change in control of the Company or upon termination of employment due to death or disability. Unvested First Tranche Units will be cancelled upon a termination of a participant’s employment for any reason other than death or disability.

The Second Tranche Units represent approximately 3% of the fully-diluted outstanding common stock, including after giving effect to the stock purchase warrants (see Note 16) and the First Tranche Units and Second Tranche Units authorized under the Management Equity Incentive Plan (3,261,000 Second Tranche Units authorized, subject to customary anti-dilution adjustments). Fifty percent of the Second Tranche Units vested upon grant and the remaining fifty percent will vest on the one year anniversary of the grant date. Any unvested

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Second Tranche Units will become fully vested upon a change in control of the Company, an involuntary termination of employment or a termination of employment due to a Plan participant’s death or disability. Unvested Second Tranche Units will be cancelled upon a termination of a participant’s employment for any reason other than an involuntary termination of employment or a termination of employment due to death or disability. Participants receiving Second Tranche Units will be entitled to a gross-up for the payment of excise taxes, if any, in connection with the Merger.

In general, one-third of vested Units subject to an award (whether First Tranche Units or Second Tranche Units) will be payable in cash on each of the fourth, sixth and eighth anniversaries of the grant date or, if sooner, upon the occurrence of a change in control or a termination of employment based on the fair market value of the Company’s common stock on the December 31 immediately following the settlement event. With respect to Second Tranche Units only, in the event of a termination of a Plan participant’s employment prior to Dec. 20, 2008, such participant will receive his or her pro rata share (based upon the amount of his or her vested Second Tranche Units relative to all Second Tranche Units outstanding and reserved for issuance) of $25 million, payable within ten business days following such termination of employment.

The Company accounts for the Units issued under the Management Equity Incentive Plan as liability-classified awards in accordance with FAS No. 123R (see below for further information regarding the Company’s adoption of FAS No. 123R). The Company recorded $19 million of compensation expense in 2007 in connection with the Management Equity Incentive Plan, including $3 million of early termination payments made immediately following the Merger.  As required by the terms of the plan, the remaining $16 million of expense was based on the estimated fair value of the Company’s common stock as of Dec. 30, 2007 as determined by the trustee of the ESOP and is included in other non-current liabilities on the Company’s consolidated balance sheet at Dec. 30, 2007.

Stock-Based Compensation—In the first quarter of 2006, the Company adopted FAS No. 123R which requires the Company to expense stock-based compensation in its income statement. Under FAS No. 123R, stock-based compensation cost is measured at the grant date for equity-classified awards and at the end of each reporting period for liability-classified awards based on the estimated fair value of the awards. The Company adopted FAS No. 123R using the modified prospective application method and did not restate prior years. FAS No. 123R requires stock-based compensation expense to be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (the “substantive vesting period”). The Incentive Plan provided that awards generally vested upon the death, disability or retirement of an employee. As a result, stock-based grants issued to retirement eligible employees under the Incentive Plan were required to be expensed immediately.  The Units issued under the Management Equity Incentive Plan do not contain a retirement eligibility provision and are therefore expensed ratably over the contractual vesting period of each Unit.

Prior to the adoption of FAS No. 123R, the Company accounted for its stock-based compensation plans in accordance with APB No. 25 and related interpretations. Under APB No. 25, no compensation expense was recorded because the exercise price of employee stock options equaled the market price of the underlying stock on the date of grant. Under the provisions of APB No. 25, the Company was not required to recognize compensation expense for its Employee Stock Purchase Plan. See Note 1 for pro forma stock-based compensation expense calculated under FAS No. 123 for 2005.

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the impact of the adoption of FAS 123R on the Company’s consolidated statement of income for the years ended Dec. 30, 2007 and Dec. 31, 2006 (in thousands):

	2007	2006
Stock-based compensation expense:
Options (1)	$4,935	$8,747
Restricted stock units(1)(2)	86,392	19,975
Management Equity Incentive Plan(2)(3)	18,568	—
Employee stock purchase plan	800	2,681
Total stock-based compensation expense	110,695	31,403
Income tax benefit	(40,108)	(12,247)
Total impact on net income from continuing operations	(70,587)	(19,156)
Impact on discontinued operations, net of tax	11	(251)
Total impact on net income	$(70,576)	$(19,407)

(1)	Option and restricted stock unit expense for 2007 includes accelerated compensation amounts recorded in connection with the consummation of the Merger of $2.5 million and $50.3 million, respectively.

(2)	Expense for restricted stock units and the Management Equity Incentive Plan would have been recorded under APB No. 25.

(3)	Expense for the Management Equity Incentive Plan includes $2.9 million of early termination payments made immediately following the Merger.

Total stock-based compensation costs included $.2 million and $.1 million of capitalized costs and less than $.1 million and $.4 million of costs related to discontinued operations in 2007 and 2006, respectively.

As of Dec. 30, 2007, the Company had not yet recognized compensation cost on the following non-vested awards (in thousands):

	Nonvested	Weighted Average
	Compensation	Recognition Period
Management Equity Incentive Plan	$57,623	1.48 years

In determining the fair value of compensation cost for equity-classified awards granted under the Incentive Plan, the Company valued restricted stock unit awards at the quoted closing market price on the date of grant. The fair value of stock option awards was determined using the Black-Scholes option-pricing model, which incorporated the assumptions in the following table for general and replacement awards granted during 2006 and 2005. There were no general awards or replacement awards granted in 2007. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on actual historical volatility. Expected life was based on historical experience and consideration of changes in option terms.

	2006		2005
	General Awards	Replacement Awards	General Awards	Replacement Awards
Risk-free interest rate	4.6%	*	3.7%	3.3%
Expected dividend yield	2.5%	*	1.8%	1.8%
Expected stock price volatility	22.0%	*	28.1%	22.8%
Expected life (in years)	4	*	5	3
Weighted average fair value	$5.96	*	$10.49	$6.96

*No replacement awards were granted in 2006.

Under the Incentive Plan, the exercise price of a stock option award could not be less than the market price of the Company’s common stock at the time the stock option award was granted. Stock option awards were exercisable not less than six months or more than 10 years after the date the stock option award was granted. General stock option awards granted after 2003 had an 8-year term. General stock option awards granted under the Plan prior to 2006 vested in annual 25% increments beginning one year from the date of the grant. General

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

stock option awards granted under the Plan in 2006 vested in annual 33% increments beginning one year from the date of the grant.

Under certain circumstances, replacement options were granted when a participant paid the exercise price of a stock option and related tax withholding obligations with previously acquired shares of common stock. The number of replacement options granted was equal to the number of shares used to pay the exercise price and related tax withholding obligations. The exercise price of a replacement option was equal to the market price of the underlying stock on the date of grant, and the term was equal to the remaining term of the original option. Replacement options vested one year from the date of grant. Beginning in 2004, general stock option awards did not have a replacement stock option award feature.

A summary of activity and weighted average exercise prices and fair values related to general stock option awards follows (shares in thousands):

	General Options(1)
	2007			2006			2005
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value
Outstanding, beginning of year	33,442	$38.30	$14.38	34,489	$38.35	$15.03	32,991	$37.92	$15.59
Granted	—	—	—	1,938	31.16	5.96	3,780	40.30	10.64
Exercised	(3,351)	22.77	20.23	(1,101)	21.24	20.25	(993)	23.96	18.40
Canceled/forfeited	(2,470)	41.38	13.56	(1,884)	42.13	13.57	(1,289)	43.57	13.68
Cash settled in Merger	(5,254)	26.31	15.12	—	—	—	—	—	—
Canceled in Merger	(22,367)	43.01	13.48	—	—	—	—	—	—
Outstanding, end of year	—	—	—	33,442	38.30	14.38	34,489	38.35	15.03
Exercisable, end of year	—	—	—	31,469	$38.75	$14.93	32,993	$38.28	$15.08

(1)  Includes options assumed in the Times Mirror acquisition.

A summary of activity and weighted average exercise prices and fair values related to replacement options follows (shares in thousands):

	Replacement Options
	2007			2006			2005
	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value	Shares	Weighted Avg. Exercise Price	Weighted Avg.Fair Value
Outstanding, beginning of year	7,185	$48.10	$8.04	9,520	$47.79	$8.06	10,845	$47.79	$8.11
Granted	—	—	—	—	—	—	13	41.83	6.96
Exercised	—	—	—	—	—	—	(20)	42.20	8.43
Canceled/forfeited	(4,501)	47.90	8.11	(2,335)	46.83	8.13	(1,318)	47.93	8.46
Canceled in Merger	(2,684)	48.40	7.90	—	—	—	—	—	—
Outstanding, end of year	—		—	7,185	48.10	8.04	9,520	47.79	8.06
Exercisable, end of year	—		—	7,185	$48.10	$8.04	9,507	$47.80	$8.06

The total intrinsic value (the excess of the market price over the exercise price) was approximately $49 million for general and replacement stock option awards outstanding and exercisable as of Dec. 31, 2006. The total intrinsic value for stock options exercised in 2007 prior to the Merger and in 2006 was approximately $43 million and $11 million, respectively.  The Company realized approximately $21 million of tax benefits from the exercise and cash settlement of stock options in 2007. In addition, the Company received approximately $77 million from the exercise of stock options in 2007. In 2006, the Company realized approximately $4 million of tax benefits and received approximately $22 million from the exercise of stock options.  Pursuant to the Merger

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Agreement, the Company paid $135 million in connection with the cash settlement of its outstanding stock awards.

The Incentive Plan also allowed the Company to grant restricted stock units. The Company did not grant restricted stock units prior to 2006. In 2006, the Company granted restricted stock units which vested either in annual 33% increments beginning one year from the date of the grant, or 100% three years from the date of grant. Each restricted stock unit represented the Company’s obligation to deliver to the holder one share of common stock upon vesting.

Holders of restricted stock also received dividend equivalent units until the restricted stock units vested. The number of dividend equivalent units granted for each restricted stock unit was calculated based on the value of the dividends per share paid on Tribune’s common stock and the closing price of Tribune stock on the dividend payment date. The dividend equivalent units vested with the underlying restricted stock units.

A summary of restricted stock unit and dividend equivalent unit activity and weighted average fair values follows (shares in thousands):

	2007		2006		2005
	Shares	Weighted Avg. Fair Value	Shares	Weighted Avg. Fair Value	Shares	Weighted Avg. Fair Value
Outstanding and nonvested, beginning of year	1,524	$31.18	—	—	—	—
Restricted stock units granted	1,837	30.41	1,523	$31.18	—	—
Dividend equivalent units granted	11	—	34	—	—	—
Forfeited	(135)	30.29	(33)	$31.16	—	—
Vested and issued	(410)	30.65	—	—	—	—
Cash settled in Merger	(2,827)	34.00	—	—	—	—
Outstanding and nonvested, end of year	—	—	1,524	$31.18	—	—

As described above, the Company issued Units under the Management Equity Incentive Plan following the consummation of the Merger. The fair value of the Units is based on the estimated fair value of the Company’s common stock at the end of each reporting period, other than for Second Tranche Units that are cash settled due to early terminations prior to Dec. 20, 2008.

A summary of 2007 activity under the Management Equity Incentive Plan and weighted average fair values follows (Units in thousands):

	2007
	Units	Weighted Avg. Fair Value
Outstanding, beginning of year	—	—
First Tranche Units granted	4,163	$10.50
Second Tranche Units granted	3,196	10.50
Cash settled due to early terminations	(380)	7.67
Outstanding, end of year	6,979	10.50
Vested, end of year	1,408	$10.50

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18: COMPREHENSIVE INCOME

Comprehensive income reflects all changes in the net assets of the Company during the period from transactions and other events and circumstances, except those resulting from stock issuances, stock repurchases and dividends.  The Company’s comprehensive income includes net income and other gains and losses. Prior to 2007, the Company’s other comprehensive income (loss) primarily included gains and losses on marketable securities classified as available-for-sale and the change in minimum pension liabilities. Beginning in the Company’s 2007 fiscal year, and as a result of the Company’s adoption of FAS No. 158 as of Dec. 31, 2006, other comprehensive income (loss) no longer includes the change in minimum pension liabilities, but does include changes in unrecognized benefit cost gains and losses. In addition, beginning in the Company’s 2007 third quarter, other comprehensive income (loss) includes gains and losses on cash flow hedging instruments as a result of the interest rate swap agreements the Company entered into in July 2007 (see Note 10 for further information on the Company’s interest rate swap agreements). The Company’s comprehensive income was as follows (in thousands):

	2007	2006	2005
Net income	$86,945	$593,995	$534,689
Change in unrecognized benefit cost loss, net of taxes of $66,850	104,560	—	—
Adjustment for previously unrecognized benefit cost (gains) and losses included in net income, net of taxes of $17,486	27,350	—	—
Change in minimum pension liabilities, net of taxes of $12,139 and ($13,168), respectively	—	18,987	(20,597)
Unrealized gain (loss) on marketable securities:
Unrealized holding gain (loss) arising during the period, net of taxes of ($3,414), $1,234, and ($2,098), respectively	(5,340)	1,929	(3,282)
Adjustment for gain on investment sales included in net income, net of taxes of ($7,241) and ($116), respectively	—	(11,325)	(181)
Unrealized gain (loss) on marketable securities, net of taxes	(5,340)	(9,396)	(3,463)
Unrecognized losses on cash flow hedging instruments:
Change in losses on cash flow hedging instruments, net of taxes of ($35,440)	(55,431)	—	—
Adjustment for losses on cash flow hedging instruments included in net income, net of taxes of $661	1,033	—	—
Unrecognized losses on cash flow hedging instruments, net of taxes	(54,398)	—	—
Change in foreign currency translation adjustments, net of taxes of $373, $117 and ($45), respectively	584	183	(70)
Other comprehensive income (loss)	72,756	9,774	(24,130)
Comprehensive income	$159,701	$603,769	$510,559

TRIBUNE COMPANY AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated other comprehensive income (loss) is a separate component of shareholders’ equity (deficit) on the Company’s consolidated balance sheet. A reconciliation of the components of accumulated other comprehensive income (loss) is as follows (in thousands):

	2007	2006	2005
Minimum pension liabilities, net of tax:
Balance, beginning of year	$—	$(27,901)	$(7,304)
Current year change prior to adoption of FAS No. 158	—	18,987	(20,597)
Change due to adoption of FAS No. 158	—	8,914	—
Balance, end of year	—	—	(27,901)
Unrecognized benefit cost gains and (losses), net of tax:
Balance, beginning of year	(374,773)	—	—
Current year change	131,910	—	—
Change due to adoption of FAS No. 158	—	(374,773)	—
Balance, end of year	(242,863)	(374,773)	—
Unrealized gain (loss), net of tax, on marketable securities:
Balance, beginning of year	7,051	16,447	19,910
Current year change	(5,340)	(9,396)	(3,463)
Balance, end of year	1,711	7,051	16,447
Foreign currency translation adjustments, net of tax:
Balance, beginning of year	337	154	224
Current year change	584	183	(70)
Balance, end of year	921	337	154
Unrecognized losses on cash flow hedging instruments, net of tax:
Balance, beginning of year	—	—	—
Current year change	(54,398)	—	—
Balance, end of year	(54,398)	—	—
Accumulated other comprehensive income (loss)	$(294,629)	$(367,385)	$(11,300)

The adoption of FAS No. 158 resulted in a net increase in accumulated other comprehensive loss, and a corresponding net decrease in shareholders’ equity, of $366 million at Dec. 31, 2006 (see Note 15 for additional information on the impact of the adoption of FAS No. 158).

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

Publishing—Tribune Publishing currently operates nine market-leading daily newspapers and related businesses, distributes entertainment listings and syndicated content, operates a 24-hour cable news channel, and manages the websites of Tribune’s daily newspapers and television stations, along with other branded sites targeting specific communities of interest. The daily newspapers are the Los Angeles Times; Chicago Tribune; Newsday, serving Nassau and Suffolk counties on Long Island, New York and the borough of Queens, New York; South Florida Sun-Sentinel; Orlando Sentinel; The Sun, serving the metropolitan Baltimore, Maryland market; Hartford Courant, The Morning Call, serving Pennsylvania’s Lehigh Valley; and Daily Press, serving the Virginia Peninsula.

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

TRIBUNE COMPANY AND SUBSIDIARIES
BUSINESS SEGMENTS
(In thousands of dollars)

	2007	2006	2005
Operating Revenues
Publishing	$3,664,590	$4,018,418	$4,012,413
Broadcasting and entertainment	1,398,394	1,425,146	1,414,433
Total operating revenues	$5,062,984	$5,443,564	$5,426,846
Operating Profit(1)
Publishing(2)	$368,193	$748,940	$753,781
Broadcasting and entertainment	357,341	391,533	416,891
Corporate expenses	(91,617)	(55,712)	(49,413)
Total operating profit	$633,917	$1,084,761	$1,121,259
Depreciation
Publishing(3)	$167,600	$163,467	$181,081
Broadcasting and entertainment	39,553	39,815	36,828
Corporate	1,084	1,380	1,630
Total depreciation	$208,237	$204,662	$219,539
Amortization of Intangible Assets
Publishing	$8,315	$8,208	$7,181
Broadcasting and entertainment	11,518	11,555	11,657
Total amortization of intangible assets	$19,833	$19,763	$18,838
Capital Expenditures
Publishing	$104,732	$173,459	$163,317
Broadcasting and entertainment	38,793	42,227	36,851
Corporate	2,476	6,221	5,777
Total capital expenditures	$146,001	$221,907	$205,945
Assets
Publishing	$8,131,591	$8,512,512	$8,637,176
Broadcasting and entertainment	4,017,255	3,987,449	4,425,135
Corporate	1,000,873	900,811	1,483,931
Total assets	$13,149,719	$13,400,772	$14,546,242

(1)   Operating profit for each segment excludes interest and dividend income, interest expense, equity income and loss, non-operating items and income taxes.

(2)   Publishing operating profit for 2007 includes an impairment charge of  $130 million to write-down one of its masthead intangible assets to fair value (see Note 7).

(3)   Publishing depreciation for 2005 includes $16 million of accelerated depreciation expense related to the shut down of the Los Angeles Times’ San Fernando Valley printing facility (see Note 2).

TRIBUNE COMPANY AND SUBSIDIARIES

2007 QUARTERLY RESULTS (Unaudited)

(In thousands of dollars)

	Quarters				2007
	First	Second	Third	Fourth	Total
Operating Revenues
Publishing	$926,371	$915,052	$870,848	$952,319	$3,664,590
Broadcasting and entertainment	283,008	392,959	406,051	316,376	1,398,394
Total operating revenues	$1,209,379	$1,308,011	$1,276,899	$1,268,695	$5,062,984
Operating Profit
Publishing(1)	$140,176	$102,455	$122,543	$3,019	$368,193
Broadcasting and entertainment	61,382	107,734	117,787	70,438	357,341
Corporate expenses	(19,641)	(13,932)	(11,329)	(46,715)	(91,617)
Total operating profit	181,917	196,257	229,001	26,742	633,917
Net income on equity investments	12,684	28,710	26,559	32,266	100,219
Interest and dividend income	3,154	3,830	4,924	9,919	21,827
Interest expense	(83,249)	(115,905)	(186,771)	(195,715)	(581,640)
Gain (loss) on change in fair values of derivatives and related investments(2)	(69,780)	(27,395)	(84,969)	85,338	(96,806)
Strategic transaction expenses(2)	(14,473)	(20,925)	(3,160)	(46,573)	(85,131)
Gain on TMCT transactions(2)	—	—	8,329	(326)	8,003
Gain on other investment transactions, net(2)	73	443	—	31,062	31,578
Other non-operating gain (loss), net(2)	465	5,534	1,936	(2,798)	5,137
Income (Loss) from Continuing Operations Before Income Taxes	30,791	70,549	(4,151)	(60,085)	37,104
Income taxes(2)	(19,441)	(34,764)	89,966	(17,527)	18,234
Income (Loss) from Continuing Operations	11,350	35,785	85,815	(77,612)	55,338
Income (Loss) from Discontinued Operations, net of tax(3)	(34,645)	491	66,950	(1,189)	31,607
Net Income (Loss)	$(23,295)	$36,276	$152,765	$(78,801)	$86,945

Notes to Quarterly Results:

(1)   In the fourth quarter of 2007, the Company recorded a $130 million pretax impairment charge related to one of its masthead intangible assets.  See Note 7 to the Company’s consolidated financial statements for further information.

(2)   See Note 2 to the Company’s consolidated financial statements for information pertaining to non-operating items recorded in 2007 and 2006.

(3)   See Note 4 to the Company’s consolidated financial statements for information pertaining to discontinued operations.

TRIBUNE COMPANY AND SUBSIDIARIES

2006 QUARTERLY RESULTS (Unaudited)

(In thousands of dollars)

	Quarters				2006
	First	Second	Third	Fourth	Total
Operating Revenues
Publishing	$977,534	$1,008,659	$939,614	$1,092,611	$4,018,418
Broadcasting and entertainment	284,102	392,886	392,555	355,603	1,425,146
Total operating revenues	$1,261,636	$1,401,545	$1,332,169	$1,448,214	$5,443,564
Operating Profit
Publishing	$170,121	$208,603	$143,774	$226,442	$748,940
Broadcasting and entertainment	67,451	110,396	107,800	105,886	391,533
Corporate expenses	(20,363)	(14,020)	(13,718)	(7,611)	(55,712)
Total operating profit	217,209	304,979	237,856	324,717	1,084,761
Net income on equity investments	6,548	26,017	18,743	29,465	80,773
Interest and dividend income	2,180	2,472	4,678	4,815	14,145
Interest expense	(48,772)	(47,279)	(84,324)	(93,527)	(273,902)
Gain (loss) on change in fair values of derivatives and related investments(2)	(10,317)	(6,121)	(17,746)	45,272	11,088
Strategic transaction expenses(2)	—	—	—	(3,466)	(3,466)
Gain on TMCT transactions(2)	—	—	59,596	—	59,596
Gain (loss) on other investment transactions, net(2)	3,466	(161)	17,507	15,920	36,732
Other non-operating gain (loss), net(2)	(6,846)	(442)	4,168	2,139	(981)
Income from Continuing Operations Before Income Taxes	163,468	279,465	240,478	325,335	1,008,746
Income taxes(2)	(64,232)	(116,205)	(75,179)	(91,957)	(347,573)
Income from Continuing Operations	99,236	163,260	165,299	233,378	661,173
Income (Loss) from Discontinued Operations, net of tax(3)	3,528	(75,426)	(959)	5,679	(67,178)
Net Income	$102,764	$87,834	$164,340	$239,057	$593,995

TRIBUNE COMPANY AND SUBSIDIARIES

FIVE YEAR FINANCIAL SUMMARY

(In thousands of dollars)

	2007	2006
Operating Revenues
Publishing	$3,664,590	$4,018,418
Broadcasting and entertainment	1,398,394	1,425,146
Total operating revenues	$5,062,984	$5,443,564
Operating Profit
Publishing	$368,193	$748,940
Broadcasting and entertainment	357,341	391,533
Corporate expenses	(91,617)	(55,712)
Total operating profit	633,917	1,084,761
Net income on equity investments	100,219	80,773
Interest and dividend income	21,827	14,145
Interest expense	(581,640)	(273,902)
Non-operating items(1)	(137,219)	102,969
Income from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	37,104	1,008,746
Income taxes(1)	18,234	(347,573)
Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	55,338	661,173
Income (Loss) from Discontinued Operations, net of tax(2)	31,607	(67,178)
Cumulative effect of changes in accounting principle, net of tax(3)	—	—
Net Income	$86,945	$593,995

Financial Ratios
Operating profit margin	12.5%	19.9%
Debt to capital(4)	116%	44%

Financial Position and Other Data
Total assets	$13,149,719	$13,400,772
Long-term debt	11,840,206	3,576,211
Shareholders’ equity (deficit)	(3,513,940)	4,319,616
Capital expenditures	146,001	221,907

(1)  See Note 2 to the Company’s consolidated financial statements for information pertaining to non-operating items recorded in 2007, 2006 and 2005.  Fiscal year 2004 included the following after-tax non-operating items: loss on early debt retirement of $88 million, loss on changes in fair values of derivatives and related investments of $11 million, gain on sales of investments of $12 million, and an other non-operating loss of $4 million, totaling a loss of $90 million. Fiscal year 2003 included the following after-tax non-operating items: gain on changes in fair values of derivatives and related investments of $52 million, gain on sales of subsidiaries and investments of $90 million, loss on investment write-downs of $6 million, gain on insurance recoveries of $14 million, an other non-operating loss of $2 million and a favorable income tax settlement adjustment of $25 million, totaling a gain of $173 million.

(2)  See Note 4 to the Company’s consolidated financial statements for information pertaining to discontinued operations.

	2005	2004	2003
Operating Revenues
Publishing	$4,012,413	$4,041,014	$3,983,292
Broadcasting and entertainment	1,414,433	1,501,581	1,457,496
Total operating revenues	$5,426,846	$5,542,595	$5,440,788
Operating Profit
Publishing	$753,781	$729,037	$878,388
Broadcasting and entertainment	416,891	513,289	491,733
Corporate expenses	(49,413)	(52,218)	(53,351)
Total operating profit	1,121,259	1,190,108	1,316,770
Net income on equity investments	41,209	17,931	5,590
Interest and dividend income	7,539	3,053	6,048
Interest expense	(155,191)	(153,118)	(198,123)
Non-operating items(1)	69,861	(145,044)	241,247
Income from Continuing Operations Before Income Taxes and Cumulative Effect of Change in Accounting Principle	1,084,677	912,930	1,371,532
Income taxes(1)	(565,293)	(356,524)	(506,356)
Income from Continuing Operations Before Cumulative Effect of Change in Accounting Principle	519,384	556,406	865,176
Income (Loss) from Discontinued Operations, net of tax(2)	15,305	16,918	26,203
Cumulative effect of changes in accounting principle, net of tax(3)	—	(17,788)	—
Net Income	$534,689	$555,536	$891,379

Financial Ratios
Operating profit margin	20.7%	21.5%	24.2%
Debt to capital(4)	26%	22%	22%

Financial Position and Other Data
Total assets	$14,546,242	$14,155,432	$14,280,152
Long-term debt	2,959,262	2,317,933	2,381,617
Shareholders’ equity (deficit)	6,725,551	6,836,844	7,028,124
Capital expenditures	205,945	217,348	193,535

(3)  The cumulative effect of adopting a new accounting pronouncement for the valuation of certain intangible assets decreased net income by $18 million in 2004.

(4)  Capital comprises total debt, non-current deferred income taxes and shareholders’ equity (deficit).

TRIBUNE COMPANY AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Additions Recorded Upon Acquisitions	Deductions(1)	Balance at End of Period
Accounts receivable allowances:

Year ended Dec. 30, 2007	$33,771	$70,283	$—	$71,824	$32,230

Year ended Dec. 31, 2006	$42,558	$80,553	$55	$89,395	$33,771

Year ended Dec. 25, 2005	$49,507	$80,514	$—	$87,463	$42,558

(1)

Deductions for the years ended Dec. 30, 2007 and Dec. 31, 2006 included approximately $.9 million and $.5 million, respectively, due to the sales of discontinued operations. See Note 4 to the Company’s consolidated financial statements for additional information on the sales of discontinued operations.

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

AND FINANCIAL STATEMENT SCHEDULE

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Tribune Broadcasting Holdco, LLC:

In our opinion, based on our audits and the report of other auditors, the consolidated financial statements listed in the accompanying index present fairly, in all material respects, the financial position of Tribune Broadcasting Holdco, LLC and its subsidiaries at December 30, 2007 and December 31, 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 30, 2007 in conformity with accounting principles generally accepted in the United States of America. In addition, in our opinion, the financial statement schedule listed in the accompanying index presents fairly, in all material respects, the information set forth therein when read in conjunction with the consolidated financial statements. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.  We did not audit the financial statements of TV Food Network, an equity method investee of Tribune Broadcasting Holdco, LLC and its subsidiaries, for the year ended December 30, 2007.  The Company’s consolidated financial statements include income from this equity investment of $82 million for the year ended December 30, 2007.  The financial statements of TV Food Network were audited by other auditors whose report thereon has been furnished to us and our opinion on the financial statements, insofar as it relates to the equity income from TV Food Network for the year ended December 30, 2007, is based solely on the report of the other auditors.  We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

The Company is a subsidiary of Tribune Company (“Tribune”) and consequently, as discussed in Notes 1 and 4, these financial statements have been derived from the accounting records of Tribune and reflect certain assumptions and allocations. Moreover, as discussed in Note 4, the Company relied on Tribune for certain administrative, management and other services. Accordingly, these consolidated financial statements do not necessarily reflect the financial position, results of operations and cash flows of the Company had it been a separate standalone entity, independent of Tribune.  Furthermore, as discussed in Notes 4 and 5 to the financial statements, the Company has entered into significant transactions with Tribune and its subsidiaries.

As discussed in Note 2 to the consolidated financial statements, the Company changed the manner in which it accounts for share-based compensation in 2006.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP

Chicago, Illinois

March 14, 2008

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF INCOME

(In thousands of dollars)

	Year Ended
	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
Operating Revenues
Television:
Advertising	$976,597	$1,044,146	$1,052,944
Other	173,408	146,160	123,862
Total	1,150,005	1,190,306	1,176,806
Radio and entertainment	57,993	60,979	79,031
Total operating revenues	1,207,998	1,251,285	1,255,837

Operating Expenses
Cost of sales (exclusive of items shown below)	584,834	600,463	578,173
Selling, general and administrative	257,320	247,389	236,563
Depreciation	33,808	35,111	33,209
Amortization of intangible assets	11,518	11,555	11,658
Total operating expenses	887,480	894,518	859,603

Operating Profit	320,518	356,767	396,234
Net income on equity investments	102,075	82,596	57,410
Interest expense:
Related party	(22,306)	(77,065)	(102,077)
Other	(1,417)	(1,601)	(1,907)
Total	(23,723)	(78,666)	(103,984)
Gain on sale of investment	—	—	5,143
Other non-operating gain (loss), net	21,538	—	(318)
Income From Continuing Operations Before Income Taxes	420,408	360,697	354,485
Income taxes	(162,557)	(139,156)	(138,185)
Income from Continuing Operations	257,851	221,541	216,300
Income (Loss) from Discontinued Operations, net of tax (Note 7)	(258)	(68,421)	9,733
Net Income	$257,593	$153,120	$226,033

See Notes to Consolidated Financial Statements.

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands of dollars)

	Dec. 30, 2007	Dec. 31, 2006
Assets

Current Assets
Cash	$8,174	$4,434
Accounts receivable (net of allowances of $4,697 and $4,372)	247,281	253,097
Broadcast rights	287,045	271,995
Deferred income taxes	5,698	1,975
Prepaid expenses and other	27,349	28,658
Due from Parent, net	670,507	—
Total current assets	1,246,054	560,159

Properties
Machinery, equipment, and furniture	354,970	354,335
Buildings and leasehold improvements	95,675	94,131
	450,645	448,466
Accumulated depreciation	(311,596)	(301,158)
	139,049	147,308
Land	11,909	14,248
Construction in progress	21,456	10,979
Net properties	172,414	172,535

Other Assets
Broadcast rights	301,263	295,186
Goodwill	1,440,627	1,440,627
Other intangible assets, net	1,171,376	1,182,894
Investments	165,815	146,806
Assets held for sale	2,540	—
Other	44,826	69,950
Total other assets	3,126,447	3,135,463
Total assets	$4,544,915	$3,868,157

Liabilities and Membership Equity

Current Liabilities
Capital lease obligations due within one year	$1,137	$1,025
Debt due to affiliates within one year	15,268	199,960
Due to Parent, net	—	388,953
Accounts payable	20,675	17,040
Employee compensation and benefits	16,604	29,650
Contracts payable for broadcast rights	339,909	319,822
Other	51,684	70,788
Total current liabilities	445,277	1,027,238

Non-Current Liabilities
Contracts payable for broadcast rights	432,393	424,050
Capital lease obligations	9,529	10,644
Deferred income taxes	528,836	508,118
Debt due to affiliates	—	532,201
Other non-current liabilities	30,490	43,495
Total non-current liabilities	1,001,248	1,518,508

Commitments and Contingent Liabilities (Note 10)	—	—

Membership Equity
Membership paid-in capital	1,863,019	344,633
Retained earnings	1,235,371	977,778
Total membership equity	3,098,390	1,322,411
Total liabilities and membership equity	$4,544,915	$3,868,157

See Notes to Consolidated Financial Statements.

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF MEMBERSHIP EQUITY

(In thousands of dollars)

		Retained	Membership
	Total	Earnings	Paid-in Capital
Balance at Dec. 26, 2004	$1,183,258	$838,625	$344,633
Net income	226,033	226,033	—
Dividends declared	(135,000)	(135,000)	—
Balance at Dec. 25, 2005	$1,274,291	$929,658	$344,633
Net income	153,120	153,120	—
Dividends declared	(105,000)	(105,000)	—
Balance at Dec. 31, 2006	$1,322,411	$977,778	$344,633
Capital contribution from Parent (Note 1)	1,518,386	—	1,518,386
Net income	257,593	257,593	—
Balance at Dec. 30, 2007	$3,098,390	$1,235,371	$1,863,019

See Notes to Consolidated Financial Statements.

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands of dollars)

	Year Ended
	Dec. 30, 2007	Dec. 31, 2006	Dec. 25, 2005
Operations
Net income	$257,593	$153,120	$226,033
Adjustments to reconcile net income to net cash provided by operations:
Stock-based compensation	19,045	5,169	—
Depreciation	33,808	37,252	35,681
Amortization of intangible assets	11,518	11,744	11,966
Net income on equity investments	(102,075)	(82,596)	(57,410)
Distributions from equity investments	80,706	53,106	38,924
Gain on sales of investments, net	—	—	(5,143)
Other non-operating (gain) loss, net	(3,435)	—	318
Loss on sales of discontinued operations	67	48,238	—
Changes in working capital items excluding effects from dispositions:
Accounts receivable	7,182	13,420	36,233
Prepaid expenses and other current assets	(59)	(48)	(1,260)
Accounts payable, accrued expenses, and other current liabilities	(28,515)	3,339	(4,422)
Change in broadcast rights, net of liabilities	7,303	2,056	(16,329)
Deferred income taxes	16,995	(11,282)	35,479
Other, net	16,235	8,000	5,477
Net cash provided by operations	316,368	241,518	305,547

Investments
Capital expenditures	(34,614)	(24,646)	(27,760)
Investments	—	(29)	(1,678)
Proceeds from sales of subsidiaries and investments	—	325,102	14,000
Net cash provided by (used for) investments	(34,614)	300,427	(15,438)

Financing
Repayments of capital lease obligations	(1,003)	(921)	(816)
Dividends paid to Parent	—	(105,000)	(135,000)
Repayments of promissory notes due to affiliates	(716,892)	(335,667)	(311,407)
Capital contribution from Parent (Note 1)	1,518,386	—	—
Net change in due to/from Parent	(1,078,505)	(101,909)	155,717
Net cash used for financing	(278,014)	(543,497)	(291,506)

Net Increase (Decrease) in Cash	3,740	(1,552)	(1,397)
Cash, beginning of year	4,434	5,986	7,383
Cash, end of year	$8,174	$4,434	$5,986

See Notes to Consolidated Financial Statements.

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1:  DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business Operations—Tribune Broadcasting Holdco, LLC (“Holdco”) is a single member limited liability company wholly owned by Tribune Company (“Tribune” or “Parent”).  Holdco was established in 2007 pursuant to a credit agreement for senior secured credit facilities entered into by Tribune on May 17, 2007 and subsequently amended on June 4, 2007 (collectively, the “Credit Agreement”).  For further information regarding the terms and conditions of the Credit Agreement, see Note 10 to Tribune’s consolidated financial statements in Item 8. Pursuant to the terms of the Credit Agreement, Tribune contributed all the outstanding shares of capital stock in Tribune Broadcasting Company (“TBC”) to Holdco.  Since the reorganization of TBC was between related parties, Holdco’s basis in TBC was the same as Tribune’s historical cost basis in TBC at the time of the contribution.  During 2007, Tribune contributed $1.5 billion of membership capital to Holdco in order to pay off $739 million of TBC’s existing debt due to affiliates (see Note 5) and to settle $779 million of Holdco’s intercompany obligations.

Holdco and its subsidiaries (the “Company”) consist primarily of (i) twenty-three network affiliated television stations operating in geographically diverse markets in the United States; (ii) Superstation WGN, a television station whose programming is delivered by cable or satellite outside of the Chicago area; (iii) a radio station in Chicago, IL; (iv) a Chicago-area cable television news channel; (v) a company that distributes its own programming together with programming licensed from third parties; and (vi) equity investments.

Fiscal Year—The Company’s fiscal year ends on the last Sunday in December. Fiscal years 2007 and 2005 encompassed a 52-week period. Fiscal year 2006 encompassed a 53-week period.

Principles of Consolidation—The Company’s consolidated financial statements have been derived from the accounting records of Tribune and reflect the consolidated results of operations, financial position and cash flows of the Company as it was historically managed.  All significant intercompany accounts within the Company have been eliminated.  All significant intercompany transactions between the Company and Tribune and its affiliates have been included within the consolidated financial statements and are considered to be effectively settled for cash at the time the transaction is recorded.  The total net effect of these intercompany transactions, including the settlement of the Company’s debt due to affiliates, is reflected in the consolidated statement of cash flows as a financing activity. The due from Parent, net amount on the Company’s consolidated balance sheets represents the accumulated net effect of a variety of intercompany transactions.

Tribune uses a centralized approach to cash management and the financing of its operations.  Under this centralized cash management program, Tribune and the Company advance funds to each other. These intercompany net advances are classified as a long-term asset or liability and are non-interest bearing.  Accordingly, none of Tribune’s cash or cash equivalents have been assigned to the Company in the consolidated financial statements.  Cash in the consolidated balance sheets represents either cash not yet swept to Tribune or cash held locally by certain subsidiaries of the Company.

The consolidated financial statements include allocations of Tribune corporate expenses and centralized services, as described further in Note 4. The expense and cost allocations to the Company have been determined on bases that management considers to be a reasonable reflection of the utilization of services provided or the benefit received by the Company during the periods presented.  The financial information in these financial statements does not include all expenses that would have been incurred had the Company operated as a separate stand-alone entity and accordingly may not reflect the Company’s results of operations, financial position and cash flows had the Company been a stand-alone entity during the periods presented.

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In general, investments held by the Company comprising 20 to 50 percent of the voting stock of companies and certain partnership interests are accounted for using the equity method. All other investments are generally accounted for using the cost method.

The Company evaluates its investments and other transactions for consolidation under the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 46R, “Consolidation of Variable Interest Entities” (“FIN 46R”).  The Company does not hold any significant variable interests, as defined by FIN 46R.

Presentation—On June 5, 2006, Tribune announced the sale of WATL-TV, Atlanta and on June 19, 2006 announced the sale of WCWN-TV, Albany. The sale of WATL-TV, Atlanta closed on Aug. 7, 2006. On Sept. 14, 2006, Tribune announced the sale of WLVI-TV, Boston. The Albany and Boston station sales closed on Dec. 6, 2006 and Dec. 19, 2006, respectively. The results of operations of each of these businesses have been reported as discontinued operations in the Company’s consolidated statements of income. Prior year consolidated statements of income have been reclassified to conform to the presentation of these businesses as discontinued operations. See Note 7 for further discussion. In addition, certain other prior year financial information has been reclassified to conform to the current year presentation.

NOTE 2:  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of the Company, as summarized below, conform with accounting principles generally accepted in the United States of America and reflect practices appropriate to the Company’s businesses.

Revenue Recognition—The Company’s primary sources of revenue are from sales of airtime on its television and radio stations.  Advertising revenue is recorded, net of agency commissions, when commercials are aired.

Other television revenue sources include barter revenue associated with the Company’s syndicated programming and distribution fees for carriage rights of Superstation WGN on cable and satellite outside of the Chicago designated market.  Barter and distribution revenues are recognized on a straight-line basis over the term of the rights agreements.

Entertainment revenues are primarily from the sale and distribution of syndicated programming and rental of sound stages.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes.  Actual results could differ from these estimates.

Accounts Receivable—The Company’s accounts receivable are primarily due from advertisers. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required. The Company maintains an allowance for uncollectible accounts and certain sales allowances. The allowance for uncollectible accounts is determined based on historical write-off experience and any known specific collectibility exposures.

Broadcast Rights—Broadcast rights consist principally of rights to broadcast syndicated programs, sports and feature films and are stated at the lower of unamortized cost or estimated net realizable value. The total cost of these rights is recorded as an asset and a liability when the program becomes available for broadcast. Syndicated program rights that have limited showings are generally amortized using an accelerated method as programs are aired. Sports and feature film rights are amortized using the straight-line method.

The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year.  Broadcast rights amortization expense in 2007 and 2006, excluding barter transactions, was $283 million and $292 million, respectively.  Additional rights for programs that became available for broadcast were $372 million in 2007 and $347 million in 2006.

The Company maintains an allowance for programming that is not expected to be aired by the end of the contract period. This allowance for excess programming inventory is based on a program-by-program

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

review of the Company’s five-year broadcast plans and historical write-off trends. The total reserve balance at Dec. 30, 2007 and Dec. 31 2006 was $3.2 million and $4.0 million, respectively.  Actual write-offs in 2007 and 2006 were $.2 million and $.4 million, respectively. Future write-offs can vary based on changes in consumer viewing trends and the availability and costs of other programming.

Barter and Trade Transactions—The Company, in the ordinary course of business, enters into barter transactions whereby a portion of the commercial airtime within a syndicated program is exchanged for broadcast rights to that program. Barter program rights and payables are recorded when the program is available for broadcast.  Revenue and expenses associated with these barter transactions are generally recorded when the programming is aired at the fair market value of the commercial airtime relinquished.  Barter revenues and expenses associated with third parties were $77.3 million, $76.1 million and $67.7 million in fiscal years 2007, 2006 and 2005, respectively, which is included in other television revenue in the consolidated statements of income.

Trade transactions represent the exchange of commercial airtime for merchandise or services. Trade transactions are recorded at the more determinable of the fair market value of services rendered or received.  Revenue and expense from trade transactions are recognized when the commercials are aired or the merchandise or services are utilized.

Properties—Property, plant and equipment are stated at cost. The Company capitalizes major property, plant and equipment additions, improvements and replacements. Depreciation is computed using the straight-line method over the following estimated useful lives: 10 to 30 years for broadcast towers and buildings, 3 to 15 years for broadcast equipment and 3 to 10 years for all other equipment and furniture. Expenditures for repairs and maintenance of existing assets are charged to expense as incurred.

Goodwill and Other Intangible Assets—Goodwill and other intangible assets are summarized in Note 11.  The Company reviews goodwill and certain intangible assets no longer being amortized for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with Financial Accounting Standard (“FAS”) No. 142, “Goodwill and Other Intangible Assets.” Under FAS No. 142, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values.

The Company performs its annual impairment review in the fourth quarter of each year. The estimated fair values of the reporting units to which goodwill has been allocated is determined using many critical factors, including operating cash flows, revenue and market growth, market multiples, and discount rates. The estimated fair values of other intangible assets subject to the annual impairment review, which include Federal Communications Commission (“FCC”) licenses, are generally calculated based on projected future discounted cash flow analyses. The development of market multiples, operating cash flow projections and discount rates used in these analyses requires the use of assumptions, including assumptions regarding revenue and market growth as well as specific economic factors in the broadcasting industry. These assumptions reflect the Company’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the Company’s control.

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

Advertising Expense—Advertising costs are expensed as incurred. Advertising expense, net of co-op advertising credits, is included in selling, general and administrative expense within the Company’s consolidated statements of income and amounted to $28.6 million, $27.7 million and $28.3 million in fiscal years 2007, 2006 and 2005, respectively.

Pension Plans and Other Postretirement Benefits—Retirement benefits are provided to eligible employees of the Company through several pension plans sponsored either by Tribune or by unions.  Under Tribune-sponsored plans, pension benefits are primarily a function of both the years of service and the level of compensation for a specified number of years, depending on the plan.

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

It is Tribune’s policy to fund the minimum for Tribune-sponsored pension plans as required by ERISA.  Contributions made to union-sponsored plans are based upon collective bargaining agreements.

Tribune also provides certain health care and life insurance benefits for retired Company employees.  The expected cost of providing these benefits is accrued over the years that the employees render services.  It is Tribune’s policy to fund postretirement benefits as claims are incurred.

All obligations pursuant to the Tribune-sponsored pension and post retirement plans have historically been an obligation of Tribune. Therefore, the Company accounts for costs associated with these plans as a participant in multi-employer plans in accordance with FAS No. 87 “Employers’ Accounting for Pensions” and FAS No. 106 “Employers’ Accounting for Postretirement Benefits Other Than Pensions,” respectively, as amended.  FAS No. 87 provides that an employer that participates in a multi-employer defined benefit plan is not required to report a liability beyond the contributions currently due and unpaid to the plan.  Therefore, no assets or liabilities relative to the obligations under these retirement plans have been included in the consolidated balance sheets.

Stock-Based Compensation—The Company’s employees have historically been eligible to participate in Tribune’s incentive compensation and stock purchase plans.  In the first quarter of 2006, Tribune adopted FAS No. 123R, “Share-Based Payment,” which superseded Accounting Principles Board (“APB”) Opinion No. 25, FAS No. 123 and related interpretations. FAS No. 123R requires the Company to expense stock-based compensation in its income statement. Under FAS No. 123R, stock-based compensation cost is measured at the grant date for equity-classified awards and at the end of each reporting period for liability-classified awards based on the estimated fair value of the award.

Tribune granted stock options to employees in 2006 and prior years.  Tribune used the Black-Scholes option-pricing model to determine the fair value of each stock option it granted.  The Black-Scholes model included assumptions regarding dividend yields, expected volatility, expected lives and risk-free interest rates. These assumptions reflected Tribune’s best estimates, but they involved certain risks, trends and uncertainties, which in some instances were outside of the control of Tribune. As a result, if other assumptions had been used, stock-based compensation could have been materially impacted. The Company adopted FAS No. 123R utilizing the modified prospective application method and did not restate prior years.

Stock-based compensation expense allocated to the Company and included in selling, general and administrative expense in the Company’s consolidated statement of income was $19.0 million, or $12.1 million net of tax, for 2007, and $5.0 million, or $3.2 million net of tax, for 2006. The expense for 2007 included a charge related to the cash settlement of the Company’s outstanding stock-based awards (see discussion below).

Prior to the adoption of FAS No. 123R, Tribune accounted for its stock-based compensation plans in accordance with APB No. 25 and related interpretations. Under APB No. 25, no compensation expense was recorded because the exercise price of employee stock options equaled the market price of the underlying stock on the date of grant. Under the provisions of APB No. 25, Tribune was not required to recognize compensation expense for its employee stock purchase plan.

Under FAS No. 123, “Accounting for Stock-Based Compensation,” as amended by FAS No. 148, compensation cost was measured at the grant date based on the estimated fair value of the award and was recognized as compensation expense over the vesting period.

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Had compensation cost for Tribune’s stock-based compensation plans been determined consistent with FAS No. 123 prior to the adoption of FAS No. 123R in 2006, the Company’s 2005 net income would have been reduced to the following pro forma amount (in thousands):

2005
Net income, as reported	$226,033
Less: Pro forma stock-based employee compensation expense, net of tax:
General options	(20,121)
Replacement options	(279)
Employee Stock Purchase Plan	(819)
Total pro forma stock-based employee compensation expense, net of tax	(21,219)
Pro forma net income	$204,814

In determining the pro forma compensation expense under the fair value method of FAS No. 123, using the Black-Scholes option-pricing model, the following weighted average assumptions were used for general awards and replacement options:

	2005
	General Awards	Replacement Options
Risk-free interest rate	3.7%	3.3%
Expected dividend yield	1.8%	1.8%
Expected stock price volatility	28.1%	22.8%
Expected life (in years)	5	3
Weighted average fair value	$10.49	$6.96

On June 24, 2005, Tribune accelerated the vesting of certain stock options granted on Feb. 11, 2003 and Feb. 10, 2004, totaling 2.4 million in each year. Unvested stock options awarded to the then current executive officers of Tribune on these grant dates, which aggregated .8 million and .6 million, respectively, were not accelerated at that time. On Dec. 16, 2005, Tribune accelerated the vesting of all stock options granted on Feb. 8, 2005, totaling 3.5 million, and the remaining unvested stock options granted to the then current executive officers of the Company on Feb. 11, 2003 and Feb. 10, 2004, totaling .4 million in both years. No other terms and conditions of the stock option grants were changed.  Of these amounts, stock options totaling 1.2 million and .8 million accelerated on June 24, 2005 and Dec. 16, 2005, respectively, were related to Company employees.

In accordance with APB No. 25 and related interpretations, the acceleration of vesting of these stock options did not require accounting recognition in the Company’s income statement. The exercise prices of the 2003, 2004 and 2005 grants were $45.90, $52.05 and $40.59, respectively, and Tribune’s closing stock prices on the June 24, 2005 and Dec. 16, 2005 dates of acceleration were $35.64 and $30.80, respectively. The impact of the accelerated vesting was to increase the Company’s pro forma stock-based compensation expense by $20 million, or $12 million net of tax, in 2005.

On Dec. 20, 2007, Tribune consummated the Merger, as defined and described in the description of the Leveraged ESOP Transactions in Note 3 to Tribune’s consolidated financial statements in Item 8. Pursuant to the Merger Agreement, the Company redeemed for cash all outstanding stock awards, each of which vested in full upon completion of the Merger, with positive intrinsic value relative to $34.00 per share.  Accordingly, the Company recorded additional stock-based compensation expense of $11.9 million, or $8 million net of taxes, in the fourth quarter of 2007 in connection with the cash settlement of its outstanding stock awards. All remaining outstanding stock awards under the Tribune Company Incentive Compensation Plan (the “Incentive Plan”) as of Dec. 20, 2007 that were not cash settled pursuant to the Merger Agreement were cancelled. Following the Merger, Tribune does not intend to grant any new equity awards under the Incentive Plan.

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Income Taxes—The Company has elected to be taxed as a disregarded entity and does not file a separate tax return.  The Company’s operations are included in Tribune’s consolidated United States federal and state income tax returns.  The Company has computed income taxes as if it were filing separate returns.  Current income taxes payable is settled with Tribune through the “Due to parent, net” account.  Deferred income tax assets and liabilities are recorded on the Company’s balance sheet.

Provisions for federal and state income taxes are calculated on reported pretax earnings based on current tax laws and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Taxable income reported to the taxing jurisdictions in which the Company operates often differs from pretax earnings because some items of income and expense are recognized in different time periods for income tax purposes. The Company provides deferred taxes on these temporary differences in accordance with FAS No. 109, “Accounting for Income Taxes.” Taxable income also may differ from pretax earnings due to statutory provisions under which specific revenues are exempt from taxation and specific expenses are not allowable as deductions. The Company establishes reserves for income taxes when it is probable that one or more of the taxing authorities will challenge and disallow a position taken by the Company in its income tax returns and the resulting liability is estimable. The consolidated tax provision and related accruals include estimates of the potential taxes and related interest as deemed appropriate. These estimates are reevaluated and adjusted, if appropriate, on a quarterly basis. Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

On Jan. 1, 2007 the Company adopted the provisions of FASB Interpretation (“FIN”) No. 48, “Accounting for Uncertainty in Income Taxes.” FIN 48 addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN 48, a Company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. FIN 48 requires the tax benefit recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement.  FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. The adoption of FIN 48 had no material effect on the Company’s consolidated financial statements.

New Accounting Standards—In September 2006, the FASB issued FASB Statement No. 157, “Fair Value Measurements,” (“FAS No. 157”), which defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB issued Staff Position No. 157-2 which defers the effective date of FAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until one year after the adoption of FAS No. 157. The provisions of FAS No. 157, as amended, are effective for financial statements issued for fiscal years beginning after Nov. 15, 2007 and interim periods beginning within these fiscal years. Accordingly, the Company will be required to adopt FAS No. 157 in the first quarter of 2008. The Company is currently evaluating the impact of adopting FAS No. 157 on its consolidated financial statements.

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

In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS No. 160”), which provides accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that an ownership interest in a subsidiary should be reported as a separate component of equity in the consolidated financial statements, requires consolidated net income

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to be reported at amounts that include the amounts attributable to both the parent and the noncontrolling interest and provides for expanded disclosures in the consolidated financial statements. FAS No. 160 is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008 and interim periods beginning within these fiscal years. The Company is currently evaluating the impact of adopting FAS No. 160 on its consolidated financial statements.

NOTE 3: NON-OPERATING ITEMS

Fiscal years 2007 and 2005 included certain non-operating items.

Non-operating items for 2007 are summarized as follows (in thousands):

	Proceeds	Pretax Gain	After-tax Gain
Settlement of Hurricane Katrina insurance claim	$—	$18,103	$11,043
Other, net	—	3,435	2,094
Total non-operating items	$—	$21,538	$13,137

The settlement of the Company’s Hurricane Katrina insurance claim in 2007 resulted in an after-tax gain of $11 million.  Other, net in 2007 primarily included a non-cash gain on the exchange of certain television broadcasting equipment.

Non-operating items for 2005 are summarized as follows (in thousands):

	Proceeds	Pretax Gain (Loss)	After-tax Gain (Loss)
Gain on sale of investment	$14,000	$5,143	$3,137
Other, net	—	(318)	(194)
Total non-operating items	$14,000	$4,825	$2,943

In 2005, the Company recorded a one-time gain of $3.1 million, net of tax, as a result of transactions related to one of its equity investments.

NOTE 4:  TRANSACTIONS WITH TRIBUNE AND AFFILIATES

All related party transactions with Tribune are eliminated in the Tribune consolidated financial statements.

Support Services—The Company receives allocated charges from Tribune for certain corporate support services, which are principally recorded within selling, general and administrative expenses in the Company’s consolidated statements of income.  Management believes that the basis used for the allocation is reasonable and reflects the portion of such costs attributed to the Company’s operations; however, these amounts may not be representative of the costs necessary for the Company to operate as a separate stand-alone company.  These costs are summarized in the following table (in thousands):

	Fiscal Years
	2007	2006	2005
Corporate management fee	$12,420	$12,488	$11,090
Service center support costs	3,037	3,102	3,427
General insurance	2,387	2,792	3,528
Occupancy	2,436	2,625	2,800
Other support costs	2,138	2,754	1,747
Total	$22,418	$23,761	$22,592

The corporate management fee relates to the support the Company receives from Tribune for certain corporate activities including: (i)  strategic management, (ii) corporate development, (iii) investor relations, (iv) legal, (v) human resources, (vi) finance and financial reporting, (vii) treasury, and (viii) other Tribune corporate and infrastructure costs.  For these services, the Company was charged a management fee based upon the Company’s net revenue as a percentage of total Tribune revenue in each fiscal year.

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Service center support costs relates to Tribune service centers, which centrally manage and process (for all Tribune business units) certain (i) financial transactions (e.g. payroll, accounts payable, etc.), (ii) human resources activities (e.g. employee relations, recruitment, etc.), and (iii) technology cost activities (e.g. networks, email, etc.).  Allocations of these support service costs were determined using a proportional cost allocation method based on either number of payments processed, headcount or other volume measures, such as the number of information technology department users.

General insurance relates to the Company’s participation in Tribune-sponsored risk management plans for (i) general liability, (ii) auto liability, and (iii) other insurance such as property and media.  Costs are allocated based on either actuarially determined historical loss experience or, depending upon insurance type, revenue, vehicle count, and headcount.

Occupancy costs are charged to the Company based on actual square footage utilized for facility rent, maintenance, security, and other occupancy related costs incurred to manage the properties.

Other support costs relate to charges to the Company from other Tribune business units for website maintenance costs, audit fees and other support services.  Such costs are allocated using a proportional cost method based on percentage of revenue and headcount.

Medical and Worker’s Compensation Benefit Plans—The Company participates in Tribune-sponsored employee benefit plans including medical and worker’s compensation.  Allocations of benefit plan costs varies by plan type and are based on actuarial valuations of cost and/or liability, premium amounts and payroll.  Total benefit plan costs allocated to the Company and recorded within selling, general and administrative expenses in the consolidated statements of income amounted to $12.8 million, $12.2 million and $13.1 million in 2007, 2006 and 2005, respectively. While management believes the cost allocation methods utilized for the benefit plans are reasonable and reflects the portion of such costs attributed to the Company, the amounts may not be representative of the costs necessary for the Company to operate as a stand-alone company.

Retirement Plans—Annual contributions to Tribune-sponsored pension plans, which totaled $.6 million, $2.1 million and $.3 million in fiscal years 2007, 2006 and 2005, respectively, is based upon a specific allocation of actuarially determined service costs plus an allocation of the remaining net periodic pension cost components based upon the Company’s proportional share of the pension liability.  Annual contributions made to union-sponsored plans, which totaled $2.7 million, $2.8 million and $2.6 million, in fiscal years 2007, 2006 and 2005, respectively are based upon collective bargaining agreements.  See also Note 3, “Pension Plans and Other Retirement Benefits.”

Tribune also provides certain health care and life insurance benefits for retired employees for which the Company’s annual contribution, which totaled $.6 million in 2007, and $.5 million in each of 2006 and 2005, is a specific allocation of actuarially determined service cost and a proportional cost allocation of the remaining expense.

While management believes the cost allocation methods utilized for the Tribune-sponsored pension plans, health care and life insurance benefit plans are reasonable and reflects the portion of such costs attributed to the Company, the amounts may not be representative of the costs necessary for the Company to operate as a stand-alone company.

Defined Contribution Plans—Company employees have historically participated in various Tribune qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. The plans allow participants to invest their savings in various investments.  In 2004, Tribune enhanced its primary 401(k) plan to include a larger Tribune contribution. This new plan was designed to replace the Tribune’s Employee Stock Ownership Plan that was fully allocated at the end of 2003. In 2006, Tribune amended its primary 401(k) plan to make a portion of Tribune’s contributions discretionary. Amounts charged to expense by the Company for contribution to all of Tribune’s 401(k) savings plans totaled $7.5 million, $9.0 million and $11.8 million in fiscal years 2007, 2006 and 2005, respectively.

Tribune Company Management Equity Incentive Plan—Certain of the Company’s key employees are eligible to participate in Tribune’s 2007 Management Equity Incentive Plan (the “Management Equity Incentive Plan”). The Management Equity Incentive Plan provides for phantom units (the “Units”) that generally track the value of a share of Tribune’s common stock after the effective date of the Merger. Awards were made to eligible members of the Company’s management and other key employees at the

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

discretion of the Board. Under the terms of the Management Equity Incentive Plan, awards are classified as First Tranche Units or Second Tranche Units.

The First Tranche Units represent approximately 5% of Tribune’s fully-diluted outstanding common stock, including after giving effect to the stock purchase warrants (see Note 16 to Tribune’s consolidated financial statements in Item 8) and the First Tranche Units and Second Tranche Units authorized under the Management Equity Incentive Plan (5,434,652 First Tranche Units authorized, subject to customary anti-dilution adjustments). First Tranche Units vest ratably over a three-year period beginning on the date of grant. Unvested First Tranche Units vest upon a change in control of the Tribune or upon termination of employment due to death or disability. Unvested First Tranche Units will be cancelled upon a termination of a participant’s employment for any reason other than death or disability.

The Second Tranche Units represent approximately 3% of Tribune’s fully-diluted outstanding common stock, including after giving effect to the stock purchase warrants (see Note 16 to Tribune’s consolidated financial statements in Item 8) and the First Tranche Units and Second Tranche Units authorized under the Management Equity Incentive Plan (3,261,000 Second Tranche Units authorized, subject to customary anti-dilution adjustments). Fifty percent of the Second Tranche Units vested upon grant and the remaining fifty percent will vest on the one year anniversary of the grant date. Any unvested Second Tranche Units will become fully vested upon a change in control of Tribune, an involuntary termination of employment or a termination of employment due to a Plan participant’s death or disability. Unvested Second Tranche Units will be cancelled upon a termination of a participant’s employment for any reason other than an involuntary termination of employment or a termination of employment due to death or disability. Participants receiving Second Tranche Units will be entitled to a gross-up for the payment of excise taxes, if any, in connection with the Merger.

In general, one-third of vested Units subject to an award (whether First Tranche Units or Second Tranche Units) will be payable in cash on each of the fourth, sixth and eighth anniversaries of the grant date or, if sooner, upon the occurrence of a change in control or a termination of employment based on the fair market value of Tribune’s common stock on the December 31 immediately following the settlement event. With respect to Second Tranche Units only, in the event of a termination of a Plan participant’s employment prior to Dec. 20, 2008, such participant will receive his or her pro rata share (based upon the amount of his or her vested Second Tranche Units relative to all Second Tranche Units outstanding and reserved for issuance) of $25 million, payable within ten business days following such termination of employment.

The Company accounts for the Units issued under the Management Equity Incentive Plan as liability-classified awards in accordance with FAS No. 123R (see Note 2 for further information regarding the Company’s adoption of FAS No. 123R). The Company recorded $3.0 million of compensation expense in 2007 in connection with the Management Equity Incentive Plan, which was based on the estimated fair value of Tribune’s common stock as of Dec. 30, 2007 as determined by the trustee of Tribune’s ESOP (see Note 17 to Tribune’s consolidated financial statements in Item 8) and is included in other non-current liabilities on the Company’s consolidated balance sheet at Dec. 30, 2007.

Advertising—From time to time, the Company’s stations have exchanged unsold advertising air time for print advertising with Tribune’s wholly-owned publishing affiliates in non-cash barter transactions.  The related party advertising revenue and related advertising expense is not recorded in the Company’s consolidated statements of income as (i) the exchanged services were not negotiated at arms length, and (ii) Tribune did not historically determine the fair value of the exchange contemporaneous with the occurrence of the transactions.  The Company has estimated the approximate value of the advertising provided to Tribune publishing affiliates at $2.5 million, $3.5 million, and $4.3 million in 2007, 2006 and 2005, respectively, which management believes is comparable to the value of the print advertising received.

Sports Programming—The Company contracts with the Chicago Cubs baseball team, a wholly-owned subsidiary of Tribune, for certain television and radio broadcast rights for WGN-TV and WGN-AM. The agreement between the Company and the Chicago Cubs is subject to review and approval by Major League Baseball.  The amounts paid for the broadcast rights are an immaterial component of the broadcast rights amortization expense in the Company’s consolidated statements of income.

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 5:  DEBT DUE TO AFFILIATES

Tribune and its various affiliates and subsidiaries have provided loans in the form of promissory notes to the Company.  On June 4, 2007, simultaneous with the reorganization of TBC as a subsidiary of Holdco, Tribune contributed $739 million of additional capital for the purpose of paying accrued interest of $22.0 million and the principal balance of $716.9 million of outstanding short-term and long-term debt with Tribune and its affiliates.  The remaining intercompany note balance of $15.3 million will be settled in 2008 and is classified as a current liability on the Company’s consolidated balance sheet at Dec. 30, 2007. Interest on this note was accrued through June 2007 at an average annual rate of 5.35%.

NOTE 6:  INVESTMENTS

Investments consisted of the following (in thousands):

	Dec. 30, 2007	Dec. 31, 2006
Television Food Network, G.P.	$148,167	$128,928
Comcast SportsNet Chicago	17,648	17,470
Total equity method investments	165,815	146,398
Cost method investments	—	408
Total investments	$165,815	$146,806

The Company’s equity method investments at Dec. 30, 2007 included ownership of 31% of Television Food Network, G.P. (“TV Food Network”) and 25% of Comcast SportsNet Chicago.  Both companies are privately owned.  The Company does not guarantee any indebtedness for any of its investees.  In 2005, the Company sold, for $14.0 million, an equity method investment.  The sale resulted in a $5.1 million gain (after-tax gain of $3.1 million).

The Company’s investment in TV Food Network totaled $148 million, $129 million, and $95 million at Dec. 30, 2007, Dec. 31, 2006 and Dec. 25, 2005, respectively.  The Company recognized equity income from its investment in TV Food Network of $82 million in 2007, $72 million in 2006 and $55 million in 2005. TV Food Network owns and operates a 24-hour television network focusing on food and entertaining. Its programming is distributed by cable and satellite television systems.

Summarized financial information for selected equity investments is as follows (in thousands):

	Fiscal Years
	2007	2006	2005
Revenues, net	$668,382	$604,233	$504,804
Operating income	$320,737	$282,650	$219,212
Net income	$327,804	$288,159	$221,179

	Dec. 30, 2007	Dec. 31, 2006
Current assets	$424,988	$379,095
Non-current assets	$134,586	$141,775
Current liabilities	$36,063	$26,832
Non-current liabilities	$6,751	$11,659

NOTE 7:  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Sales of WATL-TV, Atlanta, WCWN-TV, Albany and WLVI-TV, Boston—On June 5, 2006, Tribune announced the sale of WATL-TV, Atlanta to Gannett Co., Inc. for $180 million plus working capital. The sale closed on Aug. 7, 2006. On June 19, 2006, Tribune announced the sale of WCWN-TV, Albany to Freedom Communications, Inc. for $17 million. The sale closed on Dec. 6, 2006. On Sept. 14, 2006, Tribune announced the sale of WLVI-TV, Boston, to Sunbeam Television Corp. for $113.7 million plus working capital. The sale closed on Dec. 19, 2006.

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

These businesses were considered components of the Company’s business as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.  The operations and cash flows of these businesses have been eliminated from the ongoing operations of the Company as a result of the sales, and the Company will not have any significant continuing involvement in their operations. Accordingly, the results of operations of each of these businesses have been reported as discontinued operations in the Company’s consolidated statements of income.

In conjunction with the sales of WATL-TV, Atlanta and WCWN-TV, Albany, the Company recorded in 2006 a pretax loss totaling $89 million to write down the net assets of the stations to estimated fair value, less costs to sell.  In addition, the Company recorded in 2006 a pretax gain of $41 million for the sale of WLVI-TV, Boston. The net pretax loss on sales of the three stations sold during 2006 was $48 million.

Summarized Financial Information—Selected operating results related to discontinued operations for fiscal years 2007, 2006 and 2005 is summarized as follows (in thousands):

	Fiscal Years
	2007	2006	2005
Operating revenues	$148	$64,870	$84,334

Operating profit (loss)(1)	$(340)	$2,300	$19,632
Loss on sales of discontinued operations	(67)	(48,238)	—
Income (loss) from discontinued operations before interest and income taxes	(407)	(45,938)	19,632
Interest (2)	(24)	(2,558)	(3,301)
Income taxes(3)	173	(19,925)	(6,598)
Income (loss) from discontinued operations, net of tax	$(258)	$(68,421)	$9,733

(1)        Operating profit for 2006 included $6 million of severance and related charges incurred as a result of the sales of the three television stations.

(2)        Interest was allocated to the discontinued operations in a manner consistent with the allocation of interest expense from Tribune to the Company as described in Note 5.

(3)        Income taxes for 2006 included a tax benefit of $12 million related to the $90 million pretax loss on sales of the Atlanta and Albany stations. The pretax loss included $80 million of allocated television group goodwill, most of which is not deductible for income tax purposes. Income taxes for 2006 also included a tax expense of $32 million related to the $41 million pretax gain on sale of the Boston station. The pretax gain included $45 million of allocated television group goodwill, most of which is not deductible for income tax purposes.

Assets Held for Sale—During the third quarter of 2007, the Company commenced a process to sell its studio located in Hollywood, California. Accordingly, the $2.5 million carrying value of the building and equipment of the studio is included in assets held for sale at Dec. 30, 2007.  The sale of the studio closed on Jan. 30, 2008 and the Company received net proceeds of approximately $4.4 million and will record a pretax gain on sale of approximately $1.9 million in the first quarter of 2008.

NOTE 8:  CAPITAL LEASE OBLIGATIONS

The Company had capital lease obligations totaling $10.7 million at Dec. 30, 2007 and $11.7 million at Dec. 30, 2006.  The carrying value of the Company’s capital lease obligations at Dec. 30, 2007 and Dec. 31, 2006 approximates fair value.  The capital lease obligations relate primarily to the lease expiring in 2015 of a transponder used to transmit certain of the Company’s television signals.  The equipment associated with the capital leases is recorded within property, plant, and equipment and had a net book value of $9.3 million and $10.7 million (net of accumulated depreciation of $3.9 million and $2.6 million) at Dec. 30, 2007 and Dec. 31, 2006, respectively.

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following are the minimum lease payments to be made in each of the years indicated for the Company’s capital lease obligations at Dec. 30, 2007 (in thousands):

2008	$2,200
2009	2,202
2010	2,202
2011	2,175
2012	2,160
Thereafter	4,380
Less: interest	(4,653)
Total	$10,666

NOTE 9:  CONTRACTS PAYABLE FOR BROADCAST RIGHTS

Contracts payable for broadcast rights are classified as current or long-term liabilities in accordance with the payment terms of the contracts. Required payments under contractual agreements for broadcast rights recorded at Dec. 30, 2007 are shown in the table below (in thousands):

2008	$339,909
2009	188,748
2010	139,270
2011	66,724
2012	20,113
Thereafter	17,538
Total	$772,302

The fair value of the contracts payable for broadcast rights, as shown in the table below, was estimated using the discounted cash flow method (in thousands):

	Dec. 30, 2007		Dec. 31, 2006
	Fair Value	Carrying Amount	Fair Value	Carrying Amount

Contracts payable for broadcast rights	$724,945	$772,302	$696,363	$743,872

NOTE 10:  COMMITMENTS AND CONTINGENCIES

The Company has entered into commitments for broadcast rights that are not currently available for broadcast and are therefore not included in the Company’s consolidated financial statements. These commitments totaled $473 million at Dec. 30, 2007. Payments for broadcast rights generally commence when the programs become available for broadcast.

The Company had commitments totaling $159 million at Dec. 30, 2007 related primarily to talent and other news contracts. The Company leases certain equipment and office and production space, under a number of operating leases, expiring at various dates through 2024.  Lease expense from continuing operations, excluding related party lease expense, was $15.5 million, $15.9 million and $16.3 million in fiscal years 2007, 2006 and 2005, respectively. The table below presents the future minimum lease payments to be made under non-cancelable operating leases at Dec. 30, 2007, excluding related party leases (in thousands):

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2008	$13,523
2009	13,210
2010	9,212
2011	7,118
2012	6,892
Thereafter	25,117
Total	$75,072

The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies.  See Note 14 for a discussion related to FCC rulemaking and cross-ownership matters.  The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect on its consolidated financial position or results of operations.

NOTE 11:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets at Dec. 30, 2007 and Dec. 30, 2006, all related to television operations and consisted of the following (in thousands):

	Dec. 30, 2007			Dec. 31, 2006
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Network affiliation agreements (useful life of 40 years)(1)	$278,034	$(29,552)	$248,482	$278,034	$(22,614)	$255,420
Subscribers (useful life of 20 years)	66,080	(22,163)	43,917	66,080	(18,860)	47,220
Other (useful life of 10 to 40 years)	13,550	(6,519)	7,031	13,550	(5,242)	8,308
Total	$357,664	$(58,234)	$299,430	$357,664	$(46,716)	$310,948
Goodwill and other intangible assets not subject to amortization
Goodwill			1,440,627			1,440,627
FCC licenses			871,946			871,946
Total			2,312,573			2,312,573
Total goodwill and other intangible assets			$2,612,003			$2,623,521

(1)      Network affiliation agreements, net of accumulated amortization, included $174 million related to FOX affiliations, $72 million related to CW affiliations and $3 million related to MyNetworkTV affiliations as of Dec. 30, 2007.

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amounts of intangible assets during the years ended Dec. 30, 2007 and Dec. 31, 2006 were as follows (in thousands):

Intangible assets subject to amortization
Balance as of Dec. 25, 2005	$334,098
Amortization expense	(11,555)
Sales of discontinued operations (see Note 7)	(11,595)
Balance as of Dec. 31, 2006	$310,948
Amortization expense	(11,518)
Balance as of Dec. 30, 2007	$299,430

Goodwill
Balance as of Dec. 25, 2005	$1,566,045
Sales of discontinued operations (see Note 7)	(125,418)
Balance as of Dec. 31, 2006 and Dec. 30, 2007	$1,440,627

Other intangible assets not subject to amortization
Balance as of Dec. 25, 2005	$1,084,654
Sales of discontinued operations (see Note 7)	(212,708)
Balance as of Dec. 31, 2006 and Dec. 30, 2007	$871,946

Total goodwill and other intangibles as of Dec. 30, 2007	$2,612,003

Estimated annual amortization expense will be approximately $11.5 million for each of the next five years, excluding the effects of any acquisitions or dispositions subsequent to Dec. 30, 2007.

NOTE 12:  INCOME TAXES

The following table reconciles the Company’s income taxes computed at the U.S. federal statutory rate to income taxes reported for continuing operations in the Company’s consolidated statements of income (in thousands):

	Fiscal Years
	2007	2006	2005
Income from continuing operations before income taxes	$420,408	$360,697	$354,485
Federal income taxes at 35%	$147,143	$126,244	$124,070
State and local income taxes, net of federal tax benefit	14,527	12,017	13,067
Other, net	887	895	1,048
Income taxes reported	$162,557	$139,156	$138,185
Effective tax rate	38.7%	38.6%	39.0%

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of income tax expense charged to income from continuing operations were as follows (in thousands):

	Fiscal Years
	2007	2006	2005
Currently payable:
U.S. federal	$136,050	$108,620	$106,313
State and local	17,809	16,410	18,143
Subtotal	153,859	125,030	124,456
Deferred:
U.S. federal	6,990	12,049	11,769
State and local	1,708	2,077	1,960
Subtotal	8,698	14,126	13,729
Total	$162,557	$139,156	$138,185

The Company has elected to be taxed as a disregarded entity and does not file a separate tax return.  The Company’s operations are included in Tribune’s consolidated United States federal and state income tax returns.  The Company has computed income taxes as if it were filing separate returns.  Current income taxes payable is settled with Tribune through the “due to Parent, net” account.  On March 13, 2008, Tribune filed an election to be treated as a subchapter S Corporation under the Internal Revenue Code, which election is effective as of the beginning of Tribune’s 2008 fiscal year.  As a result, essentially all of the Company’s net deferred tax liabilities will be eliminated and such adjustment will be recorded as a reduction in the Company’s provision for income taxes in the first quarter of 2008.

Significant components of the Company’s net deferred tax liabilities were as follows (in thousands):

	Dec. 30, 2007	Dec. 31, 2006
Net properties	$9,506	$11,130
Net intangible assets	525,648	511,373
Other future taxable items	4,620	6,317
Total deferred tax liabilities	539,774	528,820
Broadcast rights	(12,691)	(16,635)
Other future deductible items	(3,945)	(6,042)
State operating loss carryforwards	(14,454)	(14,454)
Valuation allowances on state operating loss carryforwards	14,454	14,454
Total deferred tax assets	(16,636)	(22,677)
Net deferred tax liability	$523,138	$506,143

Operating Loss Carryforwards—At Dec. 30, 2007, the Company had operating loss carryforwards for state income tax purposes. These carryforwards arose in certain states primarily as a result of intercompany interest expense and management fees allocated to the Company’s various subsidiaries, and expire between 2008 and 2027.  The Company believes it is more likely than not that the deferred tax assets will not be realized because the related carryforwards will expire before being utilized. Therefore, in accordance with FAS No. 109, “Accounting for Income Taxes,” the Company has established valuation allowances of $14 million on the deferred tax assets related to the state carryforwards. The state operating loss carryforwards increased in 2007 because the Company generated additional tax losses in certain states.

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13:  PLEDGE OF MEMBERSHIP INTEREST

On June 4, 2007, Tribune pledged 100% of its membership interest in the Company on an equal and ratable basis as security for the payment and performance of Tribune’s obligations under the Credit Agreement and its outstanding public notes and debentures (other than the PHONES), including all future advances and re-advances under those borrowings.

TRIBUNE BROADCASTING HOLDCO, LLC AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS AND RESERVES
(In thousands of dollars)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Accounts receivable allowances:

Year ended Dec. 30, 2007	$4,372	$5,599	$5,274	$4,697

Year ended Dec. 31, 2006	$7,785	$6,717	$10,130	$4,372

Year ended Dec. 25, 2005	$7,663	$8,819	$8,697	$7,785

(1)      Deductions for the year ended Dec. 31, 2006 included approximately $.5 million due to the sales of discontinued operations. See Note 7 to the Company’s consolidated financial statements for additional information on the sales of discontinued operations.

TRIBUNE FINANCE, LLC

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Member of Tribune Finance, LLC:

In our opinion, the accompanying balance sheet and the related statements of income, membership equity and cash flows present fairly, in all material respects, the financial position of Tribune Finance, LLC at December 30, 2007, and the results of its operations and its cash flows for the period from June 4, 2007 (formation) to December 30, 2007 in conformity with accounting principles generally accepted in the United States of America.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.  We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

As discussed in Note 3 and 4 to the financial statements, the Company has entered into significant transactions with Tribune Company and its subsidiaries.

/s/ PricewaterhouseCoopers LLP

PricewaterhouseCoopers LLP
Chicago, Illinois
March 14, 2008

TRIBUNE FINANCE, LLC
STATEMENT OF INCOME
For the period June 4, 2007 to Dec. 30, 2007

(In thousands of dollars)

Interest income from related parties	$145,049
Income Before Income Taxes	145,049
Income taxes	(57,744)

Net Income	$87,305

See Notes to Financial Statements.

TRIBUNE FINANCE, LLC
BALANCE SHEET
Dec. 30, 2007

(In thousands of dollars)

Assets
Cash	$—
Interest receivable from affiliates	7,251
Total assets	$7,251

Liabilities and Membership Equity

Liabilities
Due to Parent	$2,887
Total liabilities	2,887

Membership Equity
Membership paid-in capital	3,000,000
Promissory demand notes due from affiliates	(3,000,000)
Retained earnings	4,364
Total membership equity	4,364
Total liabilities and membership equity	$7,251

See Notes to Financial Statements.

TRIBUNE FINANCE, LLC

STATEMENT OF MEMBERSHIP EQUITY
For the period June 4, 2007 to Dec. 30, 2007

 (In thousands of dollars)

	Total	Retained Earnings	Promissory Demand Notes Due From Affiliates	Membership Paid-in Capital

Capital contribution from Parent	$3,000,000	$—	$—	$3,000,000
Loans to affiliates in exchange for promissory demand notes	(3,000,000)	—	(3,000,000)	—
Net income	87,305	87,305	—	—
Dividends declared	(82,941)	(82,941)	—	—
Balance at Dec. 30, 2007	$4,364	$4,364	$(3,000,000)	$3,000,000

See Notes to Financial Statements.

TRIBUNE FINANCE, LLC

STATEMENT OF CASH FLOWS
For the period June 4, 2007 to Dec. 30, 2007

(In thousands of dollars)

Operations
Net income	$87,305
Adjustments to reconcile net income to net cash provided by operations:
Interest receivable from affiliates	(7,251)
Net cash provided by operations	80,054

Investments
Loans to affiliates in exchange for promissory demand notes	(3,000,000)
Net cash used for investments	(3,000,000)

Financing
Capital contribution from Parent	3,000,000
Dividends paid to Parent	(82,941)
Net change in due to/from Parent	2,887
Net cash provided by financing	2,919,946

Net Increase (Decrease) in Cash	—
Cash, beginning of period	—
Cash, end of year	$—

See Notes to Financial Statements.

TRIBUNE FINANCE, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: DESCRIPTION OF BUSINESS AND BASIS OF PRESENTATION

Business Operations—Tribune Finance, LLC (“Tribune Finance”) is a single-member limited liability company wholly owned by Tribune Company (“Tribune” or “Parent”). Tribune Finance was established in 2007 pursuant to a credit agreement for senior secured credit facilities entered into by Tribune on May 17, 2007 and subsequently amended on June 4, 2007 (collectively, the “Credit Agreement”). For further information regarding the terms and conditions of the Credit Agreement, see Note 10 to Tribune’s consolidated financial statements in Item 8. Pursuant to the terms of the Credit Agreement, Tribune contributed $3 billion to Tribune Finance for the purpose of providing $3 billion of loans to certain of Tribune’s subsidiaries.

Tribune Finance has no employees. Tribune provides administrative services to Tribune Finance at no charge. The value of such services is not material.

Fiscal Year—Tribune Finance’s fiscal year ends on the last Sunday in December. Tribune Finance’s 2007 fiscal year encompassed the period June 4, 2007 to Dec. 30, 2007.

NOTE 2: SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The significant accounting policies of Tribune Finance, as summarized below, conform with accounting principles generally accepted in the United States of America and reflect practices appropriate to Tribune Finance.

Use of Estimates—The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

Interest Income—Tribune Finance’s primary source of income is interest on promissory notes from affiliated companies, which is computed on a monthly basis.

Income Taxes—Tribune Finance has elected to be taxed as a disregarded entity and does not file a separate tax return. Tribune Finance’s operations are included in Tribune’s consolidated United States federal and state income tax returns. Tribune Finance has computed income taxes as if it were filing separate returns. Current income taxes payable are settled with Tribune through the “due to Parent” account. Tribune Finance’s operations generate only current taxable income, therefore no deferred tax assets or liabilities are required.

NOTE 3: TRANSACTIONS WITH TRIBUNE AND AFFILIATES

All related party transactions with Tribune are eliminated in the Tribune consolidated financial statements.

Dividends—Tribune Finance pays dividends to Tribune in an amount equal to the interest income received by Tribune Finance from the affiliated companies under the terms of the promissory notes net of income taxes.

NOTE 4: DEBT DUE FROM AFFILIATES

On June 4, 2007, pursuant to the terms of the Credit Agreement, Tribune Finance provided loans in the form of promissory demand notes totaling $3 billion to various subsidiaries of Tribune. Tribune Finance presents the promissory demand notes as a separate component of membership equity.

Tribune Finance earns interest income on these promissory notes at a rate equal to the rate on certain of Tribune’s borrowings under its senior secured credit facilities. The average interest rate on the promissory notes was 8.29% during the period June 4, 2007 to Dec. 30, 2007 and was 7.91% at Dec 30, 2007.

NOTE 5:  INCOME TAXES

In 2007, the statutory federal income tax rate was 35 percent. For 2007, the effective tax rate differed from the statutory rate due to state income taxes (net of federal benefit).

TRIBUNE FINANCE, LLC

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Tribune Finance has elected to be taxed as a disregarded entity and does not file a separate tax return. Tribune Finance’s operations are included in Tribune’s consolidated United States federal and state income tax returns. Tribune Finance has computed income taxes as if it were filing separate returns.   Current income taxes payable are settled with Tribune through the “due to Parent” account. Tribune Finance’s operations generate only current taxable income, therefore no deferred tax assets or liabilities are required.

NOTE 6: PLEDGE OF MEMBERSHIP INTEREST

On June 4, 2007, Tribune pledged 100% of its membership interest in the Company on an equal and ratable basis as security for the payment and performance of Tribune’s obligations under the Credit Agreement and its outstanding public notes and debentures (other than the PHONES), including all future advances and re-advances under those borrowings.

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

Management’s Report on Internal Control Over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of the effectiveness of the design and operation of internal control over financial reporting based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on that evaluation, the Company’s management concluded that internal control over financial reporting was effective as of Dec. 30, 2007.

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

PricewaterhouseCoopers, LLP, the Company’s independent registered public accounting firm, has issued an attestation report on the Company’s internal control over financial reporting. This report appears on pages 79 and 80.

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

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Board of Directors of the Company

Information with respect to the directors of the Company as of March 20, 2008, is set forth below.

Jeffrey S. Berg

Mr. Berg is Chairman and Chief Executive Officer of International Creative Management, Inc., a talent and literary agency representing clients in the fields of publishing, motion pictures, television, music and theater. Mr.Berg was named President of ICM in 1980 and became Chairman in 1985. Mr. Berg is also a director of Oracle Corporation (NASDAQ: ORCL). Mr. Berg, 60, has been a director of the Company since December 2007.

Brian L. Greenspun

Mr. Greenspun is Chairman and Chief Executive Officer of The Greenspun Corporation, a privately owned firm based in Henderson, Nevada, with interests in media and commercial real estate development. He also is President and Editor of the Las Vegas Sun, the oldest family-owned newspaper in Nevada. Mr. Greenspun, 61, has been a director of the Company since December 2007.

Betsy D. Holden

Ms. Holden has been a senior advisor to McKinsey & Company since April 2007. Ms. Holden served as President-Global Marketing and Category Development of Kraft Foods Inc. (NYSE: KFT), a food business unit of Altria Group Inc., from January 2004 through June 2005. Further, Ms. Holden was the Co-Chief Executive Officer of Kraft Foods Inc. from March 2001 until December 2003 and President and Chief Executive Officer of Kraft Foods North America from May 2000 until December 2003. Ms. Holden is also a director of Western Union Company (NYSE: WU). Ms. Holden, 52, has been a director of the Company since 2002.

William A. Osborn

Mr. Osborn is Chairman of Northern Trust Corporation (NASDAQ: NTRS), a multibank holding company, and its principal subsidiary, The Northern Trust Company, since October 1995. From October 1995 through Dec. 31, 2007, Mr. Osborn also held the position of Chief Executive Officer of Northern Trust Corporation. Mr. Osborn is also a director of Caterpillar Inc. (NYSE: CAT) and Northern Trust Corporation. Mr. Osborn, 60, has been a director of the Company since 2001.

William C. Pate

Mr. Pate is a Managing Director and the Chief Investment Officer for Equity Group Investments, L.L.C. (“EGI”), a privately held investment company controlled by Sam Zell. He has served in various capacities for EGI since 1994, and in his present position since 2000. Mr. Pate is also a director of Covanta Holding Corporation (NYSE: CVA) and Exterran Holdings, Inc. (NYSE: EXH). Mr. Pate, 44, has been a director of the Company since December 2007.

Mary Agnes Wilderotter

Ms. Wilderotter is Chairman and Chief Executive Officer of Citizens Communications Company (NYSE: CZN), a full-service communications provider and the second-largest rural local exchange telephone company in the country. Ms. Wilderotter joined Citizens Communications in 2004 as President and Chief Executive Officer and was named Chairman in 2006. Further, Ms. Wilderotter was the Senior Vice President of Worldwide Public Sector, Microsoft Corporation (NASDAQ: MSFT) from 2002-2004 and the President and Chief Executive Officer of Wink Communications Inc. from 1996-2002. Ms. Wilderotter is also a director of Yahoo! Inc. (NASDAQ: YHOO) and Xerox Corporation (NYSE: XRX). Ms. Wilderotter, 53, has been a director of the Company since December 2007.

Frank E. Wood

Mr. Wood is Chief Executive Officer of Secret Communications, LLC, a Cincinnati-based venture capital firm. He is a 33-year veteran of the radio broadcast industry. He is Chairman of 8e6 Technologies, an Internet filtering company headquartered in Orange, California. Mr. Wood is also a director of Chemed Corporation (NYSE:CHE). Mr. Wood, 65, has been a director of the Company since December 2007.

Samuel Zell

Mr. Zell has served as a director of Tribune Company since May 2007 and as Chairman and Chief Executive Officer since December 2007. Mr. Zell has served as Chairman of EGI since 1999 and its President since 2006. Mr. Zell was a Trustee and Chairman of the Board of Trustees of Equity Office Properties Trust, an equity real estate investment trust primarily focused on office buildings, from October 1996 until its acquisition in February 2007, its Chief Executive Officer from April 2002 to April 2003, and its President from April 2002 until November 2002. Mr. Zell has been Chairman of the Board of Covanta Holding Corporation (NYSE: CVA), a waste-to-energy and specialty insurance services company, since

September 2005, served as its President, Chairman and Chief Executive Officer from July 2002 until December 2004, and was a director from 1999 until 2004. For more than the past five years, Mr. Zell has been Chairman of Equity Lifestyle Properties, Inc. (NYSE: ELS), an equity real estate investment trust primarily engaged in the ownership and operation of manufactured home resort communities; Chairman of the Board of Trustees of Equity Residential (NYSE: EQR), an equity real estate investment trust that owns and operates multi-family residential properties; and Chairman of Capital Trust, Inc. (NYSE: CT), a specialized finance company. Mr. Zell has been a director of Anixter International Inc. (NYSE: AXE) since 1984 and its Chairman since 1985. Mr. Zell is 66.

Executive Officers of the Company

The information contained under the heading “Executive Officers of the Company” in Item 1 hereof is incorporated herein by reference.

Code of Ethics

Tribune has in place a Code of Ethics for its chief executive officer, chief financial officer and controller and persons performing similar functions that is designed to promote honest and ethical conduct and full, fair, accurate, timely and understandable disclosure in public filings and other communications. The Code of Ethics is available on Tribune’s website at www.tribune.com and in print to any person who requests a copy. Requests for printed copies of the Code of Ethics should be directed to Corporate Relations Department, Tribune Company, 435 Michigan Avenue, Chicago, Illinois 60611, telephone (800) 757-1694.

Procedures for Security Holders to Recommend Nominees to the Board of Directors

Our governing documents do not set forth procedures pursuant to which security holders may recommend nominees to the Company’s Board of Directors. However, the Investor Rights Agreement dated April 1, 2007 among Tribune, EGI-TRB, L.L.C. (the “Zell Entity) and GreatBanc Trust Company (on behalf of the ESOP) provides, among other things, that (1) the Board of Directors will consist of nine members, (2) the initial directors on the Board of Directors following the Merger will serve until the third annual election following the consummation of the Merger, (3) there will be two directors designated by the Zell Entity and (4) there will be one director who shall be the chief executive officer of the Company. Further, our Bylaws provide that five directors shall be independent and one director shall be without qualification. Director independence is discussed in Item 13 of this Annual Report on Form 10-K.

Audit Committee of the Board of Directors

The Board of Directors has a standing Audit Committee whose function includes reviewing and monitoring Tribune’s financial reporting and accounting practices and internal controls. Betsy D. Holden, William A. Osborn (chairman) and Frank E. Wood currently serve on the Audit Committee. The Board has determined each member of the Audit Committee is an “audit committee financial expert” and “independent” as defined in applicable securities laws, rules and regulations.

ITEM 11.    EXECUTIVE COMPENSATION.

Compensation Discussion and Analysis

This section provides information regarding the 2007 compensation program for our principal executive officer, our former principal executive officer, our principal financial officer and the three most highly-compensated executive officers other than the principal executive officer and principal financial officer (collectively, the “NEOs”). It includes information regarding, among other things, the overall objectives of our 2007 compensation program and each element of compensation that was provided in 2007.

As required by the rules of the Securities and Exchange Commission (“SEC”), this discussion focuses on our 2007 compensation program. On Dec. 20, 2007, the Company completed the Leveraged ESOP Transactions (as further defined and described in Note 3 to the Company’s consolidated financial statements included in Part II, Item 8, hereof), pursuant to which the Company became wholly owned by the ESOP. At that time, the structure and composition of our Board of Directors changed, and Mr. Zell was appointed as Chairman of our Board of Directors and Chief Executive Officer. As a part of such restructuring, Ms. Wilderotter and Messrs. Greenspun and Pate joined our Board of Directors and were appointed to the Compensation Committee (the “Committee”). As such, the current members of the Committee did not participate in or approve the elements or structure of the 2007 compensation program. The current members of the Committee, along with the other members of our current Board of Directors and our executive officers, are currently evaluating our compensation program for 2008 and beyond.

Mr. Zell was appointed Chief Executive Officer on Dec. 20, 2007, has agreed to be paid a salary and bonus of $0.50 per year and does not participate in any of the Company’s benefit plans. Accordingly, the discussion below regarding our compensation objectives and the elements of our compensation program do not apply to Mr. Zell.

Objectives of Our Compensation Program—The Committee has the responsibility to review annually and approve corporate goals and objectives relevant to the compensation of our principal executive officer, to evaluate our principal executive officer’s performance in light of those goals and objectives and, based on that evaluation, to determine and approve the principal executive officer’s compensation level. The Committee also has the responsibility to review annually with the principal executive officer and approve the compensation for the other senior executive officers, including the NEOs. The Committee acts pursuant to a charter that has been approved by the Board. As discussed above, the current members of the Committee joined our Board and the Committee on Dec. 20, 2007.

The 2007 compensation program for our NEOs and other senior executive officers was designed to attract and retain top-quality management employees who can contribute to our long-term success and thereby increase the value of our company. Elements of the 2007 compensation program were designed to reflect the performance of Tribune as a whole, the individual performance of the employee and the competitive conditions in the lines of business and geographic areas in which Tribune operates. As stated above, the Committee is evaluating which, if any, of the elements of the 2007 compensation program will be retained.

The 2007 program was organized by the former Committee members around four fundamental principles:

A Substantial Portion of NEO Compensation Should Be Performance-Based. The 2007 compensation program was designed to reward targeted performance and to accomplish that goal in a number of ways. In terms of cash compensation, annual cash bonus targets for each NEO under the management incentive plan (“MIP”) provisions of the Tribune Company Incentive Compensation Plan (the “Incentive Plan”) were established by the former Committee members based on a percentage of an NEO’s base compensation. Whether and to what extent MIP bonuses were paid with respect to fiscal 2007 depended on the extent to which the company-wide, group and/or individual goals set by the former Committee members were achieved during the year. Annual salary increases or decreases and the size and type of equity awards for NEOs have typically been determined by the Committee in February based on company-wide, group and/or individual performance during the prior year. In addition, in 2007, as discussed in more detail below, initial awards under the new Management Equity Incentive Plan (“MEIP”) were made on Dec. 20, 2007 immediately following the completion of the Leveraged ESOP Transactions.

NEO Compensation Should Motivate Long-Term Value Creation. With respect to 2007, the former Committee members sought to establish a compensation program for our NEOs that would provide incentives to increase the value of the Company. Prior to the completion of the Leveraged ESOP Transactions, the equity compensation provided to each NEO consisted of restricted stock units and stock options that, in each case, were scheduled to vest based on the passage of time and continued employment. Under our new MEIP, NEOs will be eligible to receive awards of share equivalents pursuant to which they will receive the equivalent value of our common stock (as determined annually by GreatBanc Trust Company, the ESOP trustee) in cash subject to vesting requirements based on the passage of time and continued employment.

Our Compensation Program for NEOs Should Enable Us to Compete for and Retain First-Rate Executive Talent. We believe that our Company is most successful when we can attract and retain talented executives with compensation packages that are competitive and fair. For 2007, in order to assist in retaining executive talent, the former Committee members established compensation packages for NEOs that included both a short- and long-term component, with vesting requirements for equity-based awards dependent on the passage of time and continued employment. Further, the former Committee members sought to create compensation packages for NEOs that delivered total compensation that would be competitive with the total compensation delivered by certain peer companies with which the Company competes for executive talent. To ensure that the compensation packages for NEOs were competitive, for 2007, the former Committee members utilized the Towers Perrin Media Industry Executive Compensation Survey and other executive compensation surveys, which provide data concerning relative compensation of other companies. In addition, for 2007, the former Committee members engaged Frederic W. Cook, & Co., Inc., a nationally-known compensation consulting firm, to provide information regarding compensation levels and practices of peer companies including, specifically, Belo Corp., Clear Channel Communications, Inc., Dow Jones & Company, Inc., Gannett Co., Inc., Hearst-Argyle Television, Inc., IAC/InterActive Corp., The McClatchy Co., Inc., McGraw-Hill Companies, Inc., The New York Times Company, The E.W. Scripps Company and The Washington Post Company (the “Peer Group”).

Our Compensation Program for NEOs Should Be Fair and Perceived as Such, Both Internally and Externally. We endeavor to create a compensation program that is fair and perceived as fair, both internally and externally. For 2007, the former Committee members accomplished this by comparing the compensation to be provided to our NEOs to the compensation provided to officers of the other companies included in the survey data and those in the Peer Group, as a means to measure external fairness. The former Committee members also compared compensation of the NEOs to other senior employees of the Company, as a means to measure internal fairness.

Elements of Our 2007 Compensation Program—This section describes the various elements of our 2007 compensation program for NEOs, together with a discussion of various matters relating to those items, including why each item was included in the compensation program. The 2007 compensation program for NEOs was designed by the former Committee members to achieve an appropriate balance with respect to the pursuit of both short and long-term performance goals. Further, the mix of cash and equity-based compensation described below was intended to motivate our NEOs to increase the value of the Company, while also providing the Company with a mechanism for retaining executive talent. As discussed above, following the completion of the Leveraged ESOP Transactions, the Committee, along with the other members of our current Board and our executive officers, is currently evaluating our compensation program for 2008 and beyond.

Cash Compensation

Cash compensation for 2007 was paid in the form of salary and bonuses. Salary has been included in the Company’s NEO compensation package so that a portion of the compensation provided to NEOs would be provided in a form that is fixed and liquid. Annual performance-based bonuses, have been paid pursuant to the MIP, were included in the package in order to provide incentives to our NEOs to pursue objectives that are consistent with the overall goals and strategic direction that the Board has set for the Company. The amount of cash compensation for 2007 that was paid in the form of salary as compared to annual performance-based bonuses was determined by the former Committee members in a manner designed to achieve the four fundamental principles set forth above.

The components comprising the cash portion of total compensation for 2007 are described below.

Salary. Base salaries for NEOs for any given year have been generally approved by the Committee at its meeting in February. In 2007, the former Committee made its final determination with respect to the other NEOs and other senior executive officers based on the recommendation of, and after discussions with, Mr. FitzSimons, our then-Chairman, President and Chief Executive Officer. For 2007, changes in base salary were dependent on the former Committee’s assessment of company-wide, group and/or individual performance and the salary levels of our executives as compared to the other companies included in the survey data and those in the Peer Group.

MIP. The MIP provides cash compensation to NEOs to the extent that performance conditions set by the Committee are met. Target bonuses under the MIP for 2007 were set by the former Committee members in February 2007. Under the terms of the Leveraged ESOP Transactions, payments pursuant to the MIP for 2007 were required to be paid according to the targets established by the former Committee members.

For fiscal 2007, consistent with prior years, the former Committee members considered several factors in determining the amount of target bonuses under the MIP, including:

• the desire to tie a substantial portion of total compensation to company-wide, group and/or individual performance;

• the relative level of cash compensation, at target and actual achievement levels, of our executives as compared to the other companies included in the survey data and Peer Group; and

• the advice of Frederic W. Cook & Co., Inc. as to compensation practices at other companies in the Peer Group.

Performance objectives for the MIP for 2007 were developed through an iterative process. Based on a review of business plans, management, including the NEOs, developed preliminary recommendations for the former Committee members to review. The former Committee members reviewed management’s preliminary recommendations and established final goals. In establishing final goals, the former Committee members sought to ensure that the incentives provided pursuant to the MIP were consistent with the strategic goals set by the Board, that the goals set were sufficiently ambitious so as to provide a meaningful incentive and that bonus payments, assuming target levels of performance were attained, would be consistent with the overall NEO compensation program.

In February 2007, the former members of the Committee, based on management’s preliminary recommendation, approved the financial performance criteria and the individual performance goals that were used to determine whether and to what extent NEOs received payments under the MIP. For fiscal 2007, the former Committee members selected operating cash flow plus income on equity investments as the relevant financial performance criteria. These measures were selected for fiscal 2007 because operating cash flow is an important indicator of the operational strength and performance of the Company’s businesses and equity investment results are important to the future growth of the Company. Target bonuses for NEOs with respect to bonuses paid for fiscal 2007 ranged from 60% to 125% of base salary and were based on the NEO’s level of responsibility and ability to affect the Company’s results. MIP bonuses for corporate executives, including Messrs. FitzSimons, Grenesko and Kenney, were based on the level of achievement of consolidated goals as set forth below. The MIP bonus for Mr. Smith was based on the level of achievement of the specific goals established for the Chicago Tribune Company and the MIP bonus for Mr. Reardon was based on the level of achievement of the specific goals established for the broadcasting group.

For fiscal 2007, the target level of operating cash flow plus equity income established by the former Committee members and the actual level of achievement by the Company, on a consolidated basis, were as follows:

($ in millions)	Actual (2)	Target (2)	Achievement %
Consolidated Operating Cash Flow(1)	$1,160	$1,265
Net Income on Equity Investments	100	67
Total	$1,260	$1,332	78%

(1)   Operating cash flow is defined as operating profit before depreciation and amortization.

(2)   Actual and target operating cash flow figures exclude the results of Southern Connecticut Newspapers, Hoy, New York and EZ Buy & EZ Sell Recycler Corporation, each of which were sold in 2007. Further, actual and target operating cash flow figures exclude certain extraordinary one-time items consistent with the terms of the MIP.

Actual payments under the MIP can range, on the basis of financial performance, from 0% (threshold) to 200% (maximum) of the target bonus established by the Committee as follows:

Company or Group Performance Level	Payment Level
Below 85% of goal	Discretionary
At 85% of goal	40% of target
Every 1% increase between 85% and 100% of goal	An additional 4% of target
At 100% of goal	100% of target
Every 1% increase between 100% and 115% of goal	An additional 6 2/3% of target (to a maximum of 200%)

Awards granted to the NEOs for fiscal 2007 are reflected in the Summary Compensation Table set forth below.

Equity-Based Compensation

The Company believes that a meaningful portion of each NEO’s compensation should consist of equity-based awards that provide incentives to increase the value of the Company. In addition, in order to assist in retaining executive talent, these equity-based awards include vesting requirements based on the passage of time and continued employment. To this end, effective upon the completion of the Leveraged ESOP Transactions, the Board adopted the MEIP in December 2007. For information on other compensation received by the NEOs in connection with the Leveraged ESOP Transactions, see “Compensation Related to the Leveraged ESOP Transactions” below.

The MEIP, which is administered by the Committee, provides for phantom units (the “Units”) that generally track the value of a share of common stock of the Company’s common stock. Awards are made to eligible members of Company management and other key employees at the discretion of the Board. Awards under the MEIP are classified as First Tranche Units and Second Tranche Units. All grants to NEOs under the MEIP in 2007 consisted of Second Tranche Units.

The First Tranche Units represent the value of approximately 5% of the fully-diluted outstanding common stock of the Company (subject to customary anti-dilution adjustments), or 5,434,652 Units. First Tranche Units vest ratably over a three-year period beginning on the date of grant. Unvested First Tranche Units will vest upon a change in control of the Company or upon termination of employment due to death or disability (each as defined in the MEIP). Unvested First Tranche Units will be forfeited upon a termination of a participant’s employment for any reason other than death or disability. A portion of the First Tranche Units were granted upon the consummation of the Leveraged ESOP Transactions on Dec. 20, 2007, and the remaining portion will be granted in future years.

The Second Tranche Units represent the value of approximately 3% of the fully-diluted outstanding common stock of the Company (subject to customary anti-dilution adjustments), or 3,261,000 Units. Fifty percent of the Second Tranche Units were fully vested upon grant and the remaining fifty percent will vest on the one year  anniversary of the grant date. Any unvested Second Tranche Units will become fully vested upon a change in control of the Company, an involuntary termination of employment or a termination of employment due to a participant’s death or disability (each as defined in the MEIP). Unvested Second Tranche Units will be forfeited upon a termination of a participant’s employment for any reason other than an involuntary termination of employment or a termination of employment due to death or disability. Participants receiving Second Tranche Units will be entitled to a gross-up for the payment of excise taxes, if any, in connection with the Leveraged ESOP Transactions.

In general, one-third of vested Units subject to an award (whether First Tranche Units or Second Tranche Units) will be payable in cash on each of the fourth, sixth and eighth anniversaries of the grant date or, if sooner, upon the occurrence of a change in control or a termination of employment based on the fair market value of our common stock on the December 31 immediately following the settlement event. With respect to Second Tranche Units only, in the event of a termination of a participant’s employment prior to Dec. 20, 2008, such participant will receive his or her pro rata share (based upon the amount of his or her vested Second Tranche Units relative to all Second Tranche Units outstanding or reserved for issuance) of $25 million, payable within ten business days following such termination of employment.

Perquisites

In 2007, our NEOs received certain perquisites provided by or paid for by the Company. These perquisites included financial planning services, memberships in social and professional clubs, car allowances and gross up payments equal to the taxes payable on certain perquisites.

The former Committee members provided these perquisites because, in many cases, the perquisite was deemed to make our executives more efficient and effective and thereby has been a benefit to the Company. In addition, these perquisites are provided by many companies in the Peer Group to their named executive officers and the former Committee members believed it was necessary for retention and recruitment purposes that the Company do the same. The Committee, along with the other members of our current Board of Directors and our executive officers, is currently evaluating what perquisites, if any, will remain in place as a part of our compensation program for 2008 and beyond.

Deferred Compensation Plan

Prior to the completion of the Leveraged ESOP Transactions, our Bonus Deferral Plan allowed certain employees, including the NEOs, to defer receipt of MIP bonus payments. Participants could defer up to 100% of bonus payments into a cash-based account or into an account that tracked Tribune common stock. The cash-based account appreciated at a rate equal to 120% of the long-term applicable federal rate, compounded quarterly, which is determined periodically by the Internal Revenue Service. Amounts deferred into Tribune common stock accounts were credited with earnings or losses based on the return on Tribune common stock. The Company did not “match” amounts that were deferred by employees pursuant to the Bonus Deferral Plan. All amounts that had been deferred pursuant to the Bonus Deferral Plan were paid out in connection with the completion of the Leveraged ESOP Transactions. The Bonus Deferral Plan has been suspended and no deferrals of MIP bonus payments for 2007 were made under the plan. The Committee is currently evaluating whether the Bonus Deferral Plan will remain in place as part of our compensation program for 2008 and beyond.

Employee Stock Ownership Plan

The ESOP was formed in connection with the Leveraged ESOP Transactions. It is a tax-qualified retirement plan that currently owns all of our outstanding common stock. The assets of the ESOP are held in a trust within which individual accounts will be maintained for each participating employee, including the NEOs. The Company initially expects to allocate shares of its common stock having a value equal to 5% of eligible pay each year to the individual employee accounts, beginning in 2009 for the 2008 plan year. Participants will vest 20% each year  beginning with their second year of service with the Company and vesting fully after their sixth year of service. Participants may take distributions from their ESOP accounts beginning in the year following their retirement (if they retire at age 65 or older) or beginning the later of six years following their termination of service or in 2018 (if they leave the Company prior to retirement). The ESOP is funded solely through company contributions and may borrow funds to purchase additional shares of our common stock.

At the time of a distribution, the Company will purchase the shares of our common stock from the participant’s individual ESOP account at their fair market value and make payments in installments over five years with interest. Accordingly, the ESOP provides the opportunity for our employees to share in the value of our common stock, creating a direct link between company interests and employee interests and providing an incentive for participating employees, including the NEOs, to increase the long-term value of our company, even though our common stock is no longer publicly traded.

Post-Termination Compensation

Transitional Compensation Plan.  The NEOs do not have employment agreements and are considered “at-will” employees who may be terminated at any time by the Company. While the Company has not entered into formal severance agreements with any of the NEOs, the former Committee established a Transitional Compensation Plan for Executive Employees (the “Transitional Compensation Plan”) under which all the NEOs, other than Mr. Zell, are covered. The Transitional Compensation Plan provides for benefits, upon a qualifying event or circumstances after there has been a “change-in-control” (as defined in the Transitional Compensation Plan) of the Company. The Leveraged ESOP Transactions qualified as a change-in-control under the Transitional Compensation Plan. Additional information regarding the Transitional Compensation Plan, including a definition of key terms and a quantification of benefits that would have been received by our NEOs had termination occurred on Dec. 31, 2007 (or, in the case of Messrs. FitzSimons and Reardon, the benefits actually received under the Transitional Compensation Plan), is found below under the heading “Potential Payments upon Termination or Change-in-Control.”

Pension Plan and Supplemental Pension Plan.  The Tribune Company Pension Plan (the “Pension Plan”) is a funded, tax-qualified, noncontributory defined-benefit pension plan that covers all non-union employees who had met the relevant age and service requirements, including the NEOs. The Company also maintains The Tribune Company Supplemental Retirement Pension Plan (the “Supplemental Pension Plan”), an unfunded plan that provides payments substantially equal to the difference between the amount that would have been payable under the Pension Plan, in the absence of legislation limiting pension benefits and earnings that may be considered in calculating pension benefits, and the amount actually payable under the Pension Plan.

Both plans were “frozen” on Dec. 31, 1998 (the “freeze date”), and no additional service and compensation credit has accrued since the freeze date. Benefits payable under the Pension Plan are based upon the employee’s years of service (up to a maximum of 35 years) and the employee’s average earnings for a five calendar-year period with us and our affiliated companies as of the freeze date. Benefits are payable after retirement in the form of an annuity or a lump sum. Earnings, for purposes of the calculation of benefits under the Pension Plan, include base salary and commissions, if any. The amount of annual earnings considered in calculating benefits under the Pension Plan is limited by law. Contributions to the Pension Plan are made entirely by us and are paid into a trust fund from which the benefits of participants will be paid. Additional information regarding the Pension Plan and the Supplemental Pension Plan is found under the heading “2007 Pension Benefits.” As a result of the completion of the Leveraged ESOP Transactions, amounts accrued under the Supplemental Pension Plan were paid as a lump sum at the end of fiscal 2007.

Effective Jan. 1, 2008, the Pension Plan was amended and restated as the Tribune Company Cash Balance Pension Plan (the “Cash Balance Plan”). Under the Cash Balance Plan, existing benefits under the Pension Plan will remain frozen. However, the Company plans to utilize surplus funding from the Pension Plan in order to provide for accruals on behalf of eligible employees, including the NEOs, under the Cash Balance Plan. In March 2008, the  Company provided for an initial Cash Balance Plan accrual, effective as of Dec. 31, 2007, on behalf of eligible employees, including the NEOs, equal to two percent of the employees’ eligible compensation. Further, beginning in 2009 with respect to the 2008 plan year, the Company plans to provide for accruals on behalf of eligible employees, including the NEOs, equal to three percent of the employees’ eligible compensation. The Company is currently evaluating whether it will maintain a Supplemental Pension Plan in connection with the Cash Balance Plan.

Savings Plan and Supplemental Savings Plan.  Under the Tribune Company 401(k) Savings and Profit Sharing Plan (the “Savings Plan”), a tax-qualified retirement savings plan, non-union employees, including our NEOs, may contribute eligible base compensation on a before-tax basis, up to Internal Revenue Service limits. For calendar year 2007, the maximum contribution by employees to the Savings Plan was $15,500, plus an additional $5,000 for those employees who had attained age 50. In 2007, the Company provided a regular company contribution equal to 4% of eligible compensation (generally, base compensation). In prior years, the Company also provided an annual profit-sharing contribution of between 2% and 5% of base compensation depending on the financial performance of the Company for the year. No profit-sharing contributions were made for 2007. Amounts held in Savings Plan accounts may not be withdrawn except in the event of hardship prior to the employee’s termination of employment, or such earlier time as the employee reaches the age of 59 1/2 years, subject to certain exceptions set forth in Internal Revenue Service regulations.

Pursuant to Internal Revenue Service rules, effective for 2007, the Savings Plan limits the “annual additions” that can be made to a participating employee’s account to $45,000 per year. “Annual additions” include company contributions, profit-sharing contributions and salary reduction contributions made by us under Section 401(k) of the Internal Revenue Code. In addition, no more than $225,000 of annual compensation may be taken into account in computing benefits under the Savings Plan. For 2007 and prior years, the Company previously maintained a Supplemental Defined Contribution Plan (the “Supplemental Savings Plan”) paid out of the Company’s general assets, which credited eligible Savings Plan participants with an amount substantially equal to the difference between the amount that, in the absence of legislation limiting company contributions to the Savings Plan, would have been allocated to an employee’s company contributions and profit-sharing contributions and the amount actually allocated under the Savings Plan.

For 2008 and beyond, the Company will no longer make regular annual or profit-sharing contributions pursuant to the Savings Plan. These benefits have been replaced by the benefits under the Cash Balance Plan and the ESOP. The Company is currently evaluating whether to provide a supplemental plan in connection with the ESOP.

The Company maintained and will continue to maintain the 401(k) portion of the Savings Plan for our employees, including our NEOs, in order to encourage our employees to save some percentage of their cash compensation for their eventual retirement. The Savings Plan permits employees to make such savings in a manner that is relatively tax efficient.

Compensation Related to the Leveraged ESOP Transactions

Cash Transaction Bonus Pool and MEIP

In connection with the Board’s review of strategic alternatives for the Company beginning in September 2006, the former Board members authorized certain compensation awards to motivate management to seek a transaction that would provide the maximum return to the Company’s shareholders despite the risks such a transaction would pose to management’s continued employment. In connection with the approval of the Leveraged ESOP Transactions, on April 1, 2007, the former Board members approved a cash transaction bonus pool in an aggregate amount of $6,500,000 for 32 individuals. Subsequently, management increased the number of recipients to 40 and reduced the bonus pool to $5,400,000. Payment of these cash bonuses was conditioned upon the consummation of the Leveraged ESOP Transactions and such amounts were paid to a select group of management and other key employees who  played a critical role in overseeing the completion of the Leveraged ESOP Transactions (not including Messrs. FitzSimons and Smith, who each voluntarily elected not to participate in this cash bonus pool).

In addition to the cash transaction bonus pool, the Board also adopted the MEIP, as discussed above under “Equity-Based Compensation.”

Stock Options, Restricted Stock and Other Equity Awards

Prior to the completion of the Leveraged ESOP Transactions, a meaningful portion of each NEO’s compensation was in the form of equity awards, as such awards served to align more directly the interests of NEOs and our shareholders. Equity awards to our NEOs were made pursuant to the Incentive Plan, which allowed for the use of a wide variety of equity-based awards, including stock options, restricted stock and restricted stock units. In February 2007, the former Committee members approved equity awards for each NEO, each of which is disclosed in the 2007 Grants of Plan-Based Awards Table. As further detailed in the section below entitled “Narrative to the Summary Compensation Table and 2007 Grants of Plan-Based Awards Table,” pursuant to the terms of the Incentive Plan and individual equity awards, upon the completion of the Leveraged ESOP Transactions, all outstanding equity awards immediately vested and were settled in cash.

Compensation Committee Report

The Compensation Committee of the Board of Directors of Tribune Company (the “Committee”) oversees Tribune Company’s compensation program on behalf of the Board. As described above, the 2007 compensation program was administered by the former Committee members until Dec. 20, 2007, at which time the Leveraged ESOP Transactions were completed and the new Committee members were appointed. In fulfilling its oversight responsibilities, the Committee reviewed and discussed with management the Compensation Discussion and Analysis included in this Annual Report on Form 10-K.

In reliance on the review and discussions referred to above, the Committee recommended to the Board that the Compensation Discussion and Analysis be included in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007 filed with the Securities and Exchange Commission.

Brian L. Greenspun
William C. Pate
Mary Agnes Wilderotter

Summary Compensation Table

The following table summarizes compensation awarded to, earned by or paid to the NEOs in fiscal 2007 and 2006, except for Messrs. Zell and Kenney, who were not NEOs in 2006. Accordingly, only amounts for fiscal 2007 are reported for Messrs. Zell and Kenney. The above section entitled “Compensation Discussion and Analysis” describes in greater detail the information reported on this table.

Name and Principal Position	Year	Salary (1)($)	Stock Awards (2)($)	Option Awards (3)($)	Non-Equity Incentive Plan Compensation ($)(4)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)(5)	All Other Compensation ($)(6)	Total ($)
Samuel Zell Chairman & Chief Executive Officer	2007	$0	$0	$0	$0	$0	$0	$0
Dennis J. FitzSimons Former Chairman, President and Chief Executive Officer	2007 2006	1,026,346 999,327	7,687,826 1,869,600	0 1,942,707	989,625 1,400,000	0 17,790	16,269,848 106,983	25,973,645 6,336,407
Donald C. Grenesko Senior Vice President/Finance and Administration	2007 2006	606,721 574,346	3,345,646 872,480	0 559,200	743,454 440,325	0 17,197	91,546 55,616	4,787,367 2,519,164
Crane H. Kenney Senior Vice President, General Counsel and Corporate Secretary	2007	486,779	3,092,412	258,934	821,130	0	40,292	4,699,547
Scott C. Smith President, Tribune Publishing and Publisher, Chicago Tribune Company	2007 2006	612,087 578,365	3,256,668 934,800	0 579,718	293,781 425,000	0 15,865	351,211 73,281	4,513,747 2,607,029
John E. Reardon Former President, Tribune Broadcasting Company	2007 2006	532,212 509,615	2,546,787 185,745	257,193 131,336	560,500 525,000	0 3,829	76,114 69,697	3,972,806 1,425,222

(1)   For 2007, the amounts represent base salary for the 52 week fiscal year beginning Jan. 1, 2007 through Dec. 30, 2007 and for 2006, the amounts represent base salary for the 53 week fiscal year beginning Dec. 26, 2005 through Dec. 31, 2006. Mr. Zell will earn a salary and bonus of $0.50 in fiscal 2008.

(2)   For fiscal 2007, the amounts shown in this column include the compensation expense recorded by the Company with respect to restricted stock unit awards under the Incentive Plan and awards under the MEIP, each as determined pursuant to Financial Accounting Standards Board Statement of Financial Accounting Standards No. 123 (revised 2004), “Share-Based Payment” (“FAS No. 123R”). For fiscal 2006, the amounts shown in this column include the expense recorded by the Company with respect to restricted stock unit awards as determined pursuant to FAS No. 123R. See Note 17 to the Company’s consolidated financial statements included in Part II, Item 8, hereof for a discussion of the relevant assumptions used in calculating compensation expense pursuant to FAS No. 123R.

Restricted Stock Units: The 2007 amounts shown in this column for each NEO include the entire grant date fair value of the restricted stock units awarded in 2007 plus an adjustment to reflect the fact that each grant awarded in 2007, the unvested portion of each grant awarded in 2006 and related dividend equivalent units were each settled in cash for a per share amount which was higher than the grant date fair value in connection with the completion of the Leveraged ESOP Transactions. For fiscal 2007, compensation expense recorded by the Company pursuant to FAS No. 123R with respect to all such restricted stock unit awards was as follows: Mr. Zell: $0; Mr. FitzSimons: $4,771,159; Mr. Grenesko: $1,875,962; Mr. Kenney: $1,622,728; Mr. Smith: $1,786,984; and Mr. Reardon: $1,488,615. The 2006 amounts shown in this column for Messrs. FitzSimons, Grenesko and Smith include the entire grant date fair value of the restricted stock units granted to them in 2006, without regard to vesting requirements, because the entire grant date fair value of such awards was expensed in the year it was awarded due to the fact that each of these individuals had reached the minimum retirement age and the required years of service and therefore the award would vest in full upon the NEO’s retirement at any time. The 2006 amount shown in this column for Mr. Reardon includes the compensation expense recorded in 2006 with respect to the restricted stock units granted to Mr. Reardon in 2006, plus an assumed forfeiture amount which was subtracted from the full fair value of the award when determining the required expense. For further information on the 2007 restricted stock unit awards, see the 2007 Grants of Plan-Based Awards table.

MEIP Second Tranche Unit Awards: The 2007 amounts shown in this column for each NEO include fifty percent of the fair value at Dec. 30, 2007 of each unit awarded under the MEIP to such NEO, to reflect the fact that fifty percent of each NEO’s units were vested on such date, plus an additional 1.5 percent of the fair value at Dec. 30, 2007 of each such unit to record the ratable expense related to their unvested units. With respect to Mr. FitzSimons, the amount includes an adjustment to reflect the fact that the entire award was settled in cash pursuant to the terms of the MEIP in connection with the termination of his employment. For fiscal 2007, the expense recorded by the Company pursuant to FAS No. 123R with respect to the MEIP awards granted to the NEOs was as follows: Mr. Zell: $0; Mr. FitzSimons: $2,916,667; Mr. Grenesko: $1,469,684; Mr. Kenney: $1,469,684; Mr. Smith: $1,469,684; and Mr. Reardon: $1,058,172. For further information on the 2007 MEIP awards, see the 2007 Grants of Plan-Based Awards table.

(3)   The amounts shown in this column represent the compensation expense recorded by the Company with respect to stock option awards determined pursuant to FAS No. 123R. See Note 17 to the Company’s consolidated financial statements included in Part II, Item 8, hereof for a discussion of the relevant assumptions used in calculating compensation expense pursuant to FAS No. 123R, including the calculation of the grant date fair value of stock options. No stock option awards were granted to NEOs in respect of fiscal 2007. The amounts shown in this column for Messrs. FitzSimons, Grenesko and Smith for 2006 include the entire grant date fair value of the stock options granted to them in 2006 under the Incentive Plan, without regard to vesting requirements, because the entire grant date fair value of such awards was expensed in 2006 due to the fact that each of these individuals had reached the minimum retirement age and the required years of service and therefore the award would vest in full upon the NEO’s retirement at any time. The amounts shown in this column for Messrs. Kenney and Reardon for 2007 include the compensation expense recorded in such year with respect to the stock options granted to them in 2006 plus an adjustment to reflect the fact that each stock option awarded in 2006 was settled in cash in connection with the completion of the Leveraged ESOP Transactions. The amount shown in this column for Mr. Reardon for 2006 includes the compensation expense recorded in that year with respect to stock options granted to Mr. Reardon in 2006 plus an assumed forfeiture amount which is subtracted from the full grant date fair value of the award when determining the required compensation expense. For further information on the 2007 stock option awards, see the 2007 Grants of Plan-Based Awards table.

(4)   The amounts shown in this column constitute payments made under the MIP and awards under the cash transaction bonus pool. The cash transaction bonus pool awards for Messrs. Grenesko, Kenney and Reardon were $400,000, $600,000 and $200,000, respectively. Messrs. FitzSimons and Smith declined to receive cash transaction bonus awards. For further information regarding the MIP and the cash transaction bonus awards, see “Compensation Discussion and Analysis.”

(5)   The amounts shown in this column include the aggregate of the increase in actuarial values of the benefits for Messrs. FitzSimons, Grenesko, Kenney, Smith and Reardon under the Pension Plan and Supplemental Pension Plan. Because the Pension Plan and Supplemental Pension Plan were frozen with respect to continued service and compensation credits effective as of Dec. 31, 1998, any increase in actuarial values results solely from the reduction in the period of discounting over the prior year and the change in the required discount rate. For 2007, the changes in actuarial values for each NEO were as follows (amounts in parentheses indicate negative numbers): Mr. FitzSimons: ($248,522); Mr. Grenesko: ($82,361); Mr. Kenney: ($8,132); Mr. Smith: ($343,143); and Mr. Reardon: ($65,758). Because these amounts were negative, they are reflected as zeros in this column in accordance with SEC rules. None of the NEOs earned above-market or preferential earnings on deferred compensation in 2006 or 2007.

(6)   The amounts shown in this column consist of perquisites, reimbursement for the payment of taxes, payments under Supplemental Pension Plan and company contributions under Tribune’s qualified and non-qualified defined contribution plans. For 2007, perquisites for the NEOs included: (i) an automobile allowance to Messrs. Grenesko, Kenney, Smith and Reardon; (ii) a club allowance to Messrs. FitzSimons, Kenney and Smith and (iii) personal financial counseling for Mr. FitzSimons. For fiscal 2007, the following NEOs received the following tax reimbursements with respect to certain perquisites: Mr. FitzSimons: $17,410; Mr. Grenesko: $204; and Mr. Kenney: $874. Upon completion of the Leveraged ESOP Transactions, the present value of the accrued benefit under the Supplemental Pension Plan was paid to all participants, including the NEOs, pursuant to the terms of the plan in the following amounts: Mr. Zell: $0; Mr. FitzSimons: $206,824; Mr. Grenesko: $53,976; Mr. Kenney: $674; Mr. Smith: $307,639; and Mr. Reardon: $41,618. Each NEO, other than Mr. Zell, received a company contribution of $9,000 under the Tribune Company 401(k) Savings and Profit Sharing Plan, a qualified defined contribution plan. The company contributions credited to the NEOs under Tribune’s non-qualified defined contribution plan were: Mr. Zell: $0; Mr. FitzSimons: $31,369; Mr. Grenesko: $14,366; Mr. Kenney: $9,744; Mr. Smith: $14,572; and Mr. Reardon: $11,496. In the case of Mr. FitzSimons, the amount shown also includes a cash payment under the Tribune Transitional Compensation Plan of $15,978,121. For more information regarding this payment, see “Potential Payments Upon Termination or Change in Control” below.

2007 Grants of Plan-Based Awards

The following table summarizes 2007 awards granted to the NEOs under the MIP, Incentive Plan and MEIP. Each NEO participates in the MIP, a cash incentive plan, and the annual cash incentive award actually earned by each NEO is included in the Summary Compensation Table under the “Non-Equity Incentive Plan Compensation” column. The MIP, Incentive Plan and MEIP are each described in greater detail above in the section entitled “Compensation Discussion and Analysis.”

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards (1)			All Other Stock Awards: Number of Shares of	Grant Date Fair
Name	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Stock or Units (#)(2)	Value ($)(3)
Samuel Zell		$0	$0	$0	0	$0
Dennis J. FitzSimons		0	1,268,750	2,537,500
	2/13/2007				135,000	4,104,000
	3/8/2007				1,058.0427	31,667
	12/20/2007				380,450	2,916,667
Donald C. Grenesko		0	440,325	880,650
		0	400,000	400,000
	2/13/2007				52,750	1,603,600
	3/8/2007				432.1143	12,933
	12/20/2007				271,750	2,853,375
Crane H. Kenney		0	283,500	567,000
		0	600,000	600,000
	2/13/2007				40,000	1,216,000
	3/8/2007				322.6167	9,656
	12/20/2007				271,750	2,853,375
Scott C. Smith		0	473,840	947,680
	2/13/2007				50,000	1,520,000
	3/8/2007				423.7728	12,684
	12/20/2007				271,750	2,853,375
John E. Reardon		0	360,500	721,000
		0	200,000	200,000
	2/13/2007				40,000	1,216,000
	3/8/2007				322.6167	9,656
	12/20/2007				195,660	2,054,430

(1)   The amounts in the first row for each NEO set forth cash bonus award parameters under the MIP. The amount set forth as the maximum bonus payable under the MIP to each NEO equals 200% of the NEO’s target bonus. For Messrs. Grenesko, Kenney and Reardon, the amounts in the second row set forth the cash transaction awards paid to them in connection with the consummation of the Leveraged ESOP Transactions. In each case, the amount actually earned by each NEO is reported as Non-Equity Incentive Plan Compensation in the Summary Compensation Table.

(2)   The grants made on Feb. 13, 2007 and March 8, 2007 consist of restricted stock units and dividend equivalent units awarded under the Incentive Plan. The dividend equivalents accumulated in 2007 were granted on March 8, 2007 and are reflected immediately following the related restricted share unit grant. Also consists of grants of Second Tranche Units under the Tribune MEIP effective Dec. 20, 2007. The terms of the restricted stock units and grants under the

MEIP are described in more detail below in the section entitled “Narrative to Summary Compensation Table and 2007 Grants of Plan-Based Awards Table.”

(3)     Amounts in this column consist of (i) the grant date fair value of the restricted stock units and the related dividend equivalent units or (ii) the fair value as of Dec. 30, 2007 of the Second Tranche Units under the MEIP, each determined pursuant to FAS No. 123R.

Narrative to Summary Compensation Table and 2007 Grants of Plan-Based Awards Table

Employment Agreements

During 2007, each of the NEOs was an at-will employee and none of them was a party to an employment agreement with the Company.

Awards

In February 2007, the former Committee members established 2007 MIP bonus targets for Messrs. FitzSimons, Grenesko, Kenney, Smith and Reardon. The amount of the potential bonus payouts was tied to satisfaction of financial performance goals relating to operating cash flow and income from equity investments as well as the satisfaction of pre-determined individual performance goals. Under the terms of the Leveraged ESOP Transactions, payments pursuant to the MIP for 2007 were required to be paid according to the targets established by the former Committee members. In each case, the MIP bonuses paid to the NEOs are reported as “Non-Equity Incentive Plan Compensation” in the Summary Compensation Table.

On Feb. 13, 2007, the former Committee members granted restricted stock units to each of our NEOs, other than Mr. Zell, pursuant to the Incentive Plan. Dividend equivalents on the restricted stock units were earned on the same terms and at the same rate as dividends paid to our common shareholders. Pursuant to the terms of the Incentive Plan and individual equity awards, upon completion of the Leveraged ESOP Transactions, all outstanding equity awards immediately vested and were settled in cash.

In connection with the approval of the Leveraged ESOP Transactions, the former Board members approved a cash transaction bonus pool for a select group of management and other key employees who played a critical role in overseeing the completion of the Leveraged ESOP Transactions. As described in the Summary Compensation Table, upon completion of the Leveraged ESOP Transactions, Messrs. Grenesko, Kenney and Reardon received payments pursuant to the cash transaction bonus pool. Messrs. FitzSimons and Smith voluntarily elected not to participate in this cash bonus pool. See “Compensation Discussion and Analysis” for a more detailed discussion of the cash transaction bonus pool.

Further, on Dec. 20, 2007 in connection with the completion of the Leveraged ESOP Transactions, Messrs. FitzSimons, Grenesko, Kenney, Smith and Reardon each received grants of Second Tranche Units under the MEIP. Fifty percent of the Second Tranche Units were fully vested upon grant and the remaining fifty percent will vest on the one year anniversary of the grant date (Dec. 20, 2008). In general, one-third of vested units will be payable in cash on each of the fourth, sixth and eighth anniversaries of the grant date. However, any unvested Second Tranche Units will become fully vested upon a change in control of the Company, an involuntary termination of employment or a termination of employment due to a participant’s death or disability (each as defined in the MEIP). Unvested Second Tranche Units will be forfeited upon a termination of a participant’s employment for any reason other than an involuntary termination of employment or a termination of employment due to death or disability. With respect to Second Tranche Units only, in the event of a termination of a participant’s employment prior to Dec. 20, 2008, such participant will receive his or her pro rata share (based upon the amount of his or her vested Second Tranche Units relative to all Second Tranche Units outstanding or reserved for issuance) of $25 million, payable within ten business days following such termination of employment.

Salary and Bonus in Proportion to Total Compensation

The former Committee members believed that a meaningful portion of each NEO’s compensation should be in the form of equity awards. The 2007 compensation program was designed by the former Committee members to motivate long-term value creation, while also providing incentives to the NEOs to pursue specific short and long-term performance goals. See “Compensation Discussion and Analysis” for a description of the objectives of our 2007 compensation program and overall compensation philosophy. As discussed above, the current Committee members, along with the other members of our Board of Directors and our executive officers, are currently evaluating our compensation program for 2008 and beyond.

2007 Outstanding Equity Awards at Fiscal-Year-End

The following table summarizes the outstanding equity awards held by the NEOs at the end of 2007. As noted above, pursuant to the terms of the Incentive Plan and individual equity awards, upon completion of the Leveraged ESOP Transactions, all equity awards outstanding at that time immediately vested and were settled in cash.

	Stock Awards
Name	Number of Shares or Units of Stock That Have Not Vested (1)(#)	Market Value of Shares or Units of Stock That Have Not Vested ($)
Samuel Zell	0	$0
Dennis J. FitzSimons	0	0
Donald C. Grenesko	135,875	1,426,687
Crane H. Kenney	135,875	1,426,687
Scott C. Smith	135,875	1,426,687
John E. Reardon	97,830	1,027,215

(1)   Amounts shown in this column consist of the unvested portion of the Second Tranche Units granted on Dec. 20, 2007 to the NEOs under the MEIP. All of the Second Tranche Units that were granted to Mr. FitzSimons were settled in cash pursuant to the terms of the MEIP in connection with the termination of his employment in December 2007. In addition, all of the Second Tranche Units that were granted to Mr. Reardon, including those set forth in the table above, were settled in cash pursuant to the terms of the MEIP in connection with the termination of his employment in February 2008. The terms of the grants under the MEIP are described in more detail above in the section entitled “Narrative to Summary Compensation Table and 2007 Grants of Plan-Based Awards Table.”

2007 Option Exercises and Stock Vested

	Option Awards		Stock Awards
Name	Number of Shares Acquired on Exercise (1)(#)	Value Realized on Exercise (1)($)	Number of Shares Acquired on Vesting (2)(#)	Value Realized on Vesting (3)($)
Samuel Zell	0	$0	0	$0
Dennis J. FitzSimons	0	0	197,451	6,646,222
Donald C. Grenesko	0	0	81,832	2,750,977
Crane H. Kenney	0	0	60,787	2,044,388
Scott C. Smith	0	0	81,120	2,724,531
John E. Reardon	0	0	60,787	2,044,388

(1)   As noted above, pursuant to the terms of the Incentive Plan and individual equity awards, upon completion of the Leveraged ESOP Transactions, all equity awards outstanding at that time immediately vested and were settled in cash. No options were exercised and no shares were received, however, outstanding stock options granted to NEOs in 2006 were settled for the difference between the grant price of the option and $34 multiplied by the number of options outstanding. This resulted in cash payments as follows:  Mr. FitzSimons: $852,000; Mr. Grenesko: $241,400; Mr. Kenney: $170,400; Mr. Smith: $255,600; and Mr. Reardon: $170,400. All other outstanding options held by the NEOs prior to completion of the Leveraged ESOP Transactions had exercise prices in excess of $34 per share and were canceled without payment of any consideration.

(2)   Consists of the gross number of restricted stock units and dividend equivalent units for each NEO that vested on Feb. 14, 2007 and Dec. 20, 2007. As noted above and as discussed further in footnote 3 below, pursuant to the terms of the Incentive Plan and individual equity awards, upon completion of the Leveraged ESOP Transactions, all restricted stock units and dividend equivalent units outstanding at that time immediately vested and were settled in cash.

(3)   For purposes of this table, restricted stock units and dividend equivalent units that vested on Feb. 14, 2007 are valued at $30.72 per share, the closing trading price on such date. As noted above, on Dec. 20, 2007, in connection with the completion of the Leveraged ESOP Transactions, all other restricted stock units and dividend equivalent units granted to NEOs in 2006 and 2007 were settled for an amount equal to $34 multiplied by the number of restricted stock units and dividend equivalent units outstanding at that time. This resulted in cash payments as follows:  Mr. FitzSimons: $6,017,559; Mr. Grenesko: $2,457,626; Mr. Kenney: $1,834,865; Mr. Smith $2,410,184; and Mr. Reardon: $1,834,865. The amounts in this column do not include the value of the vested Second Tranche Units under the MEIP which are settled in cash. As discussed above, fifty percent of the Second Tranche Units were fully vested upon grant and the remaining fifty percent will vest on the one year anniversary of the grant date. Other than with respect to Messrs. FitzSimons and Reardon, the value realized by the NEOs upon the grant of the Second Tranche Units was as follows: Mr. Zell: $0; Mr. Grenesko: $1,426,687; Mr. Kenney: $1,426,687; and Mr. Smith: $1,426,687. All of the Second Tranche Units that were granted to Messrs. FitzSimons and Reardon were settled in cash pursuant to the terms of the MEIP in connection with the termination of their employment.

2007 Pension Benefits

Name	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefit ($)	Payment During Last Fiscal Year (1)($)
Samuel Zell	Tribune Company Pension Plan	0	$0	$0
	Tribune Company Supplemental Retirement Plan	0	0	0
Dennis J. FitzSimons	Tribune Company Pension Plan	16	657,579	0
	Tribune Company Supplemental Retirement Plan	16	0	206,824
Donald C. Grenesko	Tribune Company Pension Plan	18	649,633	0
	Tribune Company Supplemental Retirement Plan	18	0	53,976
Crane H. Kenney	Tribune Company Pension Plan	4	43,231	0
	Tribune Company Supplemental Retirement Plan	4	0	674
Scott C. Smith	Tribune Company Pension Plan	21	489,517	0
	Tribune Company Supplemental Retirement Plan	21	0	307,639
John E. Reardon	Tribune Company Pension Plan	13	273,601	0
	Tribune Company Supplemental Retirement Plan	13	0	41,618

(1)   Upon completion of the Leveraged ESOP Transactions, the present value of the accrued benefit under the Supplemental Pension Plan was paid to all participants in a lump sum in accordance with the terms of the plan. These amounts are included in the “All Other Compensation” column in the Summary Compensation Table.

The NEOs, other than Mr. Zell, participate in the Pension Plan and the Supplemental Pension Plan. Because the Internal Revenue Code places certain limitations on the amount of pension benefits that may be paid under qualified plans, any benefits payable in excess of those limitations were paid under the Supplemental Pension Plan. These amounts were estimated on the assumption that the executive will commence receiving benefits at age 62, the executive’s unreduced retirement age, and that the executive will receive pension benefits in the form of a life annuity with no surviving benefits.

Until Dec. 31, 1998, the annual pension benefit under the plans, taken together, was generally determined by the executive’s credited years of service (up to a maximum of 35 years) multiplied by a percentage of the executive’s final average compensation (compensation during the final five years of employment). Compensation for this purpose is generally defined as a participant’s base compensation plus commissions, if any. The Pension Plan and the Supplemental Pension Plan were frozen at Dec. 31, 1998 so that participants’ service and compensation after that date will not be counted in computing benefits. The NEOs, other than Mr. Zell, will be entitled to receive under the Pension Plan annual benefits upon retirement at age 65 until death as follows: Mr. FitzSimons: $83,121; Mr. Grenesko: $73,761; Mr. Kenney: $12,220; Mr. Smith: $62,881; and Mr. Reardon: $43,558.

The Pension Plan covering the NEOs provides for an early retirement subsidy for those individuals who have attained age 55 with ten years of service under the plan. For purposes of early retirement eligibility, attained age and years of service both before and after the “freeze date” are counted. The early retirement subsidy provides for a benefit at age 62 equal to 100% of the benefit payable at age 65; a benefit payable at age 60 equal to 92% of the benefit payable at age 65; and a benefit at age 55 equal to 67% of the benefit payable at age 65. As of Dec. 31, 2007, Messrs. FitzSimons, Grenesko and Smith had met the eligibility requirements for the early retirement subsidy. Messrs. Kenney and Reardon had not yet met the age requirement for the early retirement subsidy.

Benefits under the Pension Plan were calculated under separate formulas for service prior to 1989 and for service between Jan. 1, 1989 and Dec. 31, 1998. For service and compensation prior to 1989, the benefit was equal to the participant’s years of credited service prior to 1989 multiplied by the sum of (i) 0.8% percent of the participant’s average earnings for the five-year period prior to Dec. 31, 1998 up to Social Security covered compensation plus (ii) 1.2% of the participant’s average earnings in that period in excess of Social Security covered compensation. For service and compensation between Jan. 1, 1989 and Dec. 31, 1998, the benefit was equal to the participant’s years of credited service during that period multiplied by the sum of (i) 1.2% percent of the participant’s average earnings during that period up to Social Security covered compensation plus (ii) 1.6% of the participant’s final five year average earnings during that period in excess of Social Security covered compensation. Mr. FitzSimons and Mr. Grenesko had more credited service under the formula generally applicable to service between Jan. 1, 1989 and Dec. 31, 1998 as a result of their service at business units where the formula was in effect for a longer period. Years of service under these formulas cannot exceed 35. Contributions to the Pension Plan are made entirely by us and are paid into a trust fund from which the benefits of participants will be paid.

The unfunded Supplemental Pension Plan provided out of our general assets an amount substantially equal to the difference between the amount that would have been payable under the Pension Plan, in the absence of laws or regulations limiting pension benefits and earnings that may be considered in calculating pension benefits, and the amount actually payable under the Pension Plan. The NEOs were not provided with extra years of credited service under the Pension Plan or the Supplemental Pension Plan beyond service actually earned with Tribune. Upon completion of the Leveraged ESOP Transactions, the present value of the accrued benefit under the Supplemental Pension Plan was paid to all participants in a lump sum in accordance with the terms of the plan.

In the table above, the present value of the current accrued benefits with respect to each NEO under both the Pension Plan and the Supplemental Pension Plan is based on the following assumptions:

•      Discount rate: 6.65%

•      Mortality Table: RP-2000 Combined Healthy Mortality Table

•      Pension Plan Measurement Date: Disclosure of the actuarial present value of the NEO’s accumulated benefit under each plan and the number of years of service credited to the NEO under each plan reported in the table is computed as of the same pension plan measurement date for financial statement reporting purposes with respect to the audited financial statements for the Company’s last completed fiscal year.

•      Early Retirement Age: 62

2007 Nonqualified Deferred Compensation

Name	Plan Name	Executive Contributions in Last FY ($)	Registrant Contributions in Last FY (1)($)	Aggregate Earnings in Last FY (2)($)	Aggregate Withdrawals/ Distributions (3)($)	Aggregate Balance at Last FYE (4)($)
Samuel Zell	Bonus Deferral	$0	$0	$0	$0	$0
	Supplemental Savings Plan	0	0	0	0	0
Dennis J. FitzSimons	Bonus Deferral	0	0	67,991	2,977,451	0
	Supplemental Savings Plan	0	31,369	32,259	799,647	1,563
Donald C. Grenesko	Bonus Deferral	0	0	48,491	1,537,542	0
	Supplemental Savings Plan	0	14,366	17,570	434,591	904
Crane H. Kenney	Bonus Deferral	0	0	22,228	524,524	0
	Supplemental Savings Plan	0	9,744	9,442	235,344	728
Scott C. Smith	Bonus Deferral	0	0	21,191	500,053	0
	Supplemental Savings Plan	0	14,572	17,386	430,281	912
John E. Reardon	Bonus Deferral	0	0	7,544	334,132	0
	Supplemental Savings Plan	0	11,496	13,682	338,923	793

(1)   Amounts in this column are included in the “All Other Compensation” column in the Summary Compensation Table.

(2)   Amounts in this column are not included in the Summary Compensation Table.

(3)   Pursuant to the terms of the Tribune Bonus Deferral Plan and the Tribune Supplemental Savings Plan, upon completion of the Leveraged ESOP Transactions, the account balances in the plans were paid to all plan participants in a lump sum and the plans were suspended.

(4)   Amounts in this column are included in the “Registrant Contributions in Last FY” column in this table.

The 2007 Nonqualified Deferred Compensation table presents amounts that were deferred under the Company’s Bonus Deferral Plan, which allowed certain employees, including the NEOs, to defer receipt of MIP bonus payments. Prior to the completion of the Leveraged ESOP Transactions, participants could defer up to 100% of bonus payments into a cash-based account or into an account that tracked Tribune common stock. The cash-based account appreciated at a rate equal to 120% of the long-term applicable federal rate, compounded quarterly, which is determined periodically by the Internal Revenue Service. The rate was reset by the Company on March 1 of each year and for 2007 was 5.9%. Amounts deferred into Tribune common stock accounts were credited with earnings or losses based on the return on Tribune common stock. The investment alternative was selected by the participants in the plan, and participants who elected the Tribune stock return equivalent could not move an investment out of a Tribune stock return equivalent once it had been selected. The Company did not “match” amounts that were deferred by employees pursuant to the Bonus Deferral Plan. Distributions were paid in a lump sum distribution or in annual installments on or about March 1 each year commencing in the calendar year following the termination of the employee’s employment with the Company.

The table also presents amounts deferred under our Supplemental Savings Plan. Under the Supplemental Savings Plan, participants were credited with an amount substantially equal to the difference between the amount that, in the absence of legislation limiting company contributions to our Savings Plan, would have been allocated to an employee’s account as company contributions or profit-sharing contributions, minus the amount actually allocated under the Savings Plan. In this way, participants received the same percentage of earnings under the Savings Plan and Supplemental Savings Plan as were provided to participants not subject to legislation limiting additions to the Savings Plan. Deferred amounts were credited with earnings or losses under substantially the same terms as were provided under the Deferred Compensation Plan.

Potential Payments upon Termination or Change-in-Control

The Company has not entered into employment or severance agreements with the NEOs and they are generally not contractually entitled to any additional compensation or benefits following termination of employment. However, as noted under “Compensation Discussion and Analysis—Post-Termination Compensation—Transitional Compensation Plan,” each of our NEOs, other than Mr. Zell who does not participate in the plan, is eligible for benefits under a Transitional Compensation Plan, which was approved by the former Committee and provides for payments and other benefits if the NEO is terminated under circumstances specified in the Transitional Compensation Plan within three years following a Change in Control of Tribune Company.

Under the Transitional Compensation Plan, NEOs covered by the plan become entitled to benefits only if the Company has undergone a Change in Control during the three-year period prior to the NEO’s termination of employment. The Leveraged ESOP Transactions triggered a Change in Control for purposes of the Transitional Compensation Plan. Under the Transitional Compensation Plan, each NEO covered by the plan is eligible for benefits upon termination of employment within 36 months following a Change in Control. A participant is eligible for benefits for termination prior to a Change in Control if the termination was at the request of any third party participating in or causing the Change in Control or otherwise in anticipation of a Change in Control. In addition, Transitional Compensation Plan benefits will only be available if the participant’s termination of employment was not:

•      on account of his death;

•      on account of a physical or mental condition that would entitle him to long-term disability benefits under the Tribune Company Long-Term Disability Plan;

•      for conduct involving dishonesty or willful misconduct which, in either case, is detrimental in a significant way to the business of Tribune Company or any of its subsidiaries; or

•      on account of the employee’s voluntary resignation.

For purposes of the NEOs covered under the Transitional Compensation Plan, a resignation shall not be considered to be “voluntary”: (a) if the resignation by Mr. Grenesko occurs during the 30-day period immediately following the first anniversary of the Change in Control; or (b) if the resignation occurs after a successor refuses to assume and agree to perform Tribune Company’s obligations under the Plan or (c) if, subsequent to the Change in Control and prior to such resignation, there has been a reduction in the nature or scope of the participant’s authority or duties, a reduction in the participant’s compensation or benefits or a change in the city in which he is required to perform his duties.

Mr. FitzSimons received a payment under the Transitional Compensation Plan in 2007 as a result of his termination of employment in December 2007. Mr. Reardon received a payment under the Transitional Compensation Plan in 2008 as a result of his termination of employment in February 2008. The amounts paid to Messrs. FitzSimons and Reardon under the Transitional Compensation Plan are described in more detail below.

Payment Obligations under Transitional Compensation Plan upon Termination of Employment of NEO

Upon a termination under the circumstances outlined above, NEOs covered by the Transitional Compensation Plan would be entitled to a lump sum payment equal to three times the sum of (1) the highest annual rate of the executive’s base salary in effect within three years of the date of the participant’s termination; plus (2) 200% of the participant’s target bonus payable for the year in which the change in control occurs. The Transitional Compensation Plan would also provide outplacement benefits and continuation of medical, life insurance and disability benefits for up to three years. This table shows the amounts that would be paid under those circumstances to Messrs. Grenesko, Kenney and Smith and shows the amounts that were actually paid to Messrs. FitzSimons and Reardon in connection with the termination of their employment. For Messrs. Grenesko, Kenney and Smith, the amounts in the table are based on an assumption that the terminations took place on Dec. 31, 2007 and that benefits costs continue at 2007 levels.

	Mr. FitzSimons	Mr. Grenesko	Mr. Kenney	Mr. Smith	Mr. Reardon
Severance Payment	$10,657,500	$4,403,250	$3,118,500	$4,619,940	$3,708,000
Outplacement	12,000	12,000	12,000	12,000	12,000
Benefits Continuation	40,827	28,168	38,473	28,190	38,658

Under the Transitional Compensation Plan, the NEOs covered by the Transitional Compensation Plan would also be eligible to receive a “gross-up” payment from us to the extent that they incur excise taxes under Section 4999 of the Internal Revenue Code and to account for the income tax liability resulting from the “gross-up.” Had a payment been made to the NEOs under the Transitional Compensation Plan as a result of termination as of Dec. 31, 2007, they would have been entitled to receive a “gross-up” payment in the following amounts: Mr. Grenesko: $2,747,914; Mr. Kenney: $2,632,387; and Mr. Smith: $2,565,866. Messrs. FitzSimons and Reardon received gross-up payments of $5,308,621 and $2,410,449, respectively.

In addition, upon a termination under the circumstances outlined above as of Dec. 31, 2007, Messrs. Grenesko, Kenney and Smith would each be entitled to receive $2,083,333 in respect of the Second Tranche Units held by them under the MEIP. Mr. Zell does not hold any units under the MEIP. In connection with their respective terminations, all MEIP Second Tranche Units held by Messrs. FitzSimons and Reardon were settled in cash for $2,916,667 and $1,500,000, respectively. Further, as noted above, pursuant to the terms of the Incentive Plan and individual equity awards, upon completion of the Leveraged ESOP Transactions, all outstanding equity awards immediately vested and were settled in cash.

As noted above, pursuant to their terms and as a result of the Leveraged ESOP Transactions, accrued amounts under the Supplemental Pension Plan, Supplemental Savings Plan, and Deferred Bonus Plan were paid in a lump sum to all plan participants, including the NEOs.

Execution of a release of claims is not a prerequisite to the receipt of payments under the Transitional Compensation Plan. The Transitional Compensation Plan does not include noncompete, nonsolicit, nondisparagement or confidentiality requirements.

2007 Non-Employee Director Compensation

Directors who are our employees receive no additional compensation for service as a director. In 2007, the non-employee directors received a combination of cash payments and equity-based compensation as shown in the table below and were also reimbursed for actual out-of-pocket expenses incurred in attending meetings. For 2008, non-employee directors will receive a $100,000 cash retainer. Further, the Audit Committee chair will be paid an additional $15,000 cash retainer and each member of the Audit Committee, including the chair, will be paid an additional $6,000 cash retainer. The current members of the Committee are currently evaluating the non-employee director compensation program for future years. The Company does not expect to pay any equity compensation to our non-employee directors.

Name (1)(2)	Fees Earned or Paid in Cash ($)	Stock Awards (3)($)	Total ($)
Jeffrey S. Berg*	$0	$0	$0
Jeffrey Chandler	0	0	0
Roger Goodan	0	0	0
Brian L. Greenspun*	0	0	0
Enrique Hernandez, Jr.	85,000	75,000	160,000
Betsy D. Holden*	81,000	75,000	156,000
Robert S. Morrison	85,000	75,000	160,000
William A. Osborn*	96,000	75,000	171,000
William C. Pate*	0	0	0
J. Christopher Reyes	81,000	75,000	156,000
William Stinehart, Jr.	0	0	0
Dudley S. Taft	81,000	75,000	156,000
Miles D. White	75,000	75,000	150,000
Mary Agnes Wilderotter*	0	0	0
Frank E. Wood*	0	0	0
Samuel Zell* (4)	75,000	75,000	150,000

(1)   Current members of the Board of Directors are noted with an asterisk (*).

(2)   Messrs. Chandler, Goodan and Stinehart served on the Board of Directors from Jan. 1 through June 4, 2007. Mr. Zell joined the Board on May 9, 2007 and was appointed Chairman and Chief Executive Officer of the Company on Dec. 20, 2007. Mr. Reyes served on the Board until July 18, 2007. Mr. White served on the Board until Aug. 6, 2007. On Dec. 20, 2007, Messrs. Hernandez, Morrison and Taft resigned from the Board and Ms. Wilderotter and Messrs. Berg, Greenspun, Pate and Wood were elected to serve on the Board along with Ms. Holden and Messrs. Osborn and Zell, who each continued as directors.

(3)   The amounts shown in this column include the compensation expense recorded by the Company with respect to the stock awards as determined pursuant to FAS No. 123R. Such amounts also equal the grant date fair value of these awards. No director held any stock or options as of Dec. 30, 2007.

(4)   Amounts shown in this table for Mr. Zell were paid to Mr. Zell solely in his capacity as a member of the Board of Directors and prior to his appointment as Chairman and Chief Executive Officer of the Company. Accordingly, these amounts are not reflected in the Summary Compensation Table.

2007 Director Compensation

Cash retainer. In 2007, each non-employee director received a $75,000 cash retainer.

Attendance Fees. Directors did not receive fees for attendance at Board or committee meetings in 2007.

Committee Chairs and Membership. In light of the significant responsibilities imposed on certain Board committee members, in 2007 the Audit Committee chair was paid an additional $15,000 cash retainer and the chairs of each of the former Compensation & Organization Committee and the former Nominating & Governance Committee were paid an additional $10,000 cash retainer. In addition, in 2007, all Audit Committee members, including the chairman of the Audit Committee, received an additional $6,000 cash retainer.

Stock Awards.  In 2007, each non-employee director received a $75,000 stock award. The number of shares awarded was based on the closing price of Tribune stock on the date of the annual meeting, May 9, 2007.

Compensation Committee Interlocks and Insider Participation—Jeffrey Chandler is a trustee and a beneficiary of the Chandler Trusts. The Chandler Trusts and the Company engaged in certain transactions in connection with the Leveraged ESOP Transactions, which are described in further detail in “Item 1. Business – Significant Events” and “Item 13. Transactions with Related Persons, Promoters and Certain Control Persons.” Mr. Chandler served on Tribune’s Compensation & Organization Committee in 2007 through June 4, 2007.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Security Ownership of Certain Beneficial Owners and Management

The following table shows the beneficial ownership of Tribune common stock by each director, each current and former executive officer named in the summary compensation table included in Item 11 hereof, and by all directors and executive officers as a group, in each case as of March 20, 2008. Unless otherwise indicated, the address of each person listed is c/o Tribune Company, 435 North Michigan Avenue, Chicago, Illinois 60611. Except as otherwise noted, the persons named in the table below have sole voting and investment power with respect to all shares shown as beneficially owned by them.

Name of Beneficial Owner	Shares of Common Stock (1)	Warrants Exercisable within 60 days (2)	Percentage of Shares (3)
5% Shareholders:
Tribune Employee Stock Ownership Plan c/o GreatBanc Trust Company 801 Warrenville Road, Suite 500 Lisle, IL 60532	56,521,739	0	100%
EGI-TRB, L.L.C. (2) 2 North Riverside Plaza Chicago, IL 60606	0	30,997,777	35.42%
Directors and Executive Officers:
Jeffrey S. Berg	0	0	*
Dennis J. FitzSimons	0	0	*
Brian L. Greenspun (4)	0	6,901,311	10.88%
Donald C. Grenesko	0	0	*
Betsy D. Holden	0	0	*
Crane H. Kenney	0	0	*
William A. Osborn	0	0	*
William C. Pate (5)	0	941,965	1.64%
John E. Reardon	0	0	*
Scott C. Smith	0	0	*
Mary Agnus Wilderotter	0	0	*
Frank E. Wood	0	0	*
Samuel Zell (6)	0	0	*
Directors and Executive Officers as a group (15 persons)	0	7,843,276	12.19%

*          Less than 1% of the issued and outstanding common stock.

(1)       As of March 20, 2008, there were 56,521,739 shares of common stock issued and outstanding, all of which were held by the Tribune Employee Stock Ownership Plan (the “ESOP”). On Dec. 20, 2007, the Board approved the Company’s Management Equity Incentive Plan which provides for 8,695,652 phantom units (the “Units”) that may be awarded to eligible members of Company management and other key employees at the discretion of the Board. In the aggregate, the Units represent approximately 8% of the fully diluted outstanding our common stock (subject to customary anti-dilution adjustments). Although the value of the Units is based on the value of our common stock, the Units do not give the holder the right to acquire any common stock, or other securities of the Company, at any time. Accordingly, the Units are disregarded for purposes of determining the figures that appear under the column headings “Shares of Common Stock” and “Percentage of Shares.”

(2)       On Dec. 20, 2007, immediately following the consummation of the Merger, the Zell Entity purchased from the Company, pursuant to the Securities Purchase Agreement dated April 1, 2007 by and among the Company, the Zell Entity and Mr. Zell, a 15-year warrant to purchase 43,478,261 shares of common stock (subject to adjustment). Immediately thereafter, the Zell Entity transferred interests in the initial warrant, totaling warrants to purchase 12,480,484 shares, to certain permitted assignees, including entities controlled by each of Mr. Greenspun, Mr. Pate and certain senior employees of EGI, an affiliate of the Zell Entity. The warrants are exercisable, in whole or in part, at any time from Dec. 20, 2007 through Dec. 20, 2022 and have an initial aggregate exercise price of $500 million ($11.50 per share), increasing by $10 million per year, up to a maximum aggregate price of $600 million ($13.80 per share), in each case, subject to adjustment. The Company, the ESOP, the Zell Entity and each holder of a warrant is party to the Investor Rights Agreement, which is described in further detail in, and filed as an exhibit to, this Annual Report on Form 10-K.

(3)       These figures have been calculated in accordance with SEC rules by dividing (i) the number of shares of common stock beneficially owned by such person or entity, including shares that may be acquired by exercise of the warrant held by such person or entity, by (ii) the number of common shares held by the ESOP plus the number of shares of common stock that may be purchased in connection with the exercise of the warrant held by such person or entity. If all of the warrants were deemed exercised and all of the underlying shares were deemed outstanding, the percentages in this column would be as follows: ESOP: 56.52%; EGI-TRB, L.L.C.: 31%; Mr. Greenspun: 6.9%; Mr. Pate: 0.94%; and all directors and executive officers as a group: 7.84%.

(4)       As described in footnote 2, following the Merger, the Zell Entity transferred warrants representing the right to acquire 6,901,311 shares of common stock to an entity controlled by Mr. Greenspun.

(5)       As described in footnote 2, following the Merger, the Zell Entity transferred warrants representing the right to acquire 941,965 shares of common stock to an entity controlled by Mr. Pate.

(6)       Samuel Zell is the chairman and chief executive officer of the Company. As disclosed in the table above and described in footnote 2, the Zell Entity holds a warrant pursuant to which it may purchase 30,997,777 shares of our common stock. Sam Investment Trust (“SIT”), the sole member of the Zell Entity, is a trust established for the benefit of Mr. Zell and his family. Chai Trust Company, LLC, an Illinois limited liability company (“Chai Trust”), is the trustee of SIT and has investment control with respect to SIT. Mr. Zell is not a managing director or officer of Chai Trust, and does not otherwise exercise investment control with respect to SIT or the Zell Entity. As such, the amount of shares indicated as beneficially owned by Mr. Zell does not include the securities of the Company beneficially owned by the Zell Entity.

Equity Compensation Plan Information Table

The following table provides information as of Dec. 30, 2007 regarding the number of shares of Tribune common stock that may be issued under Tribune’s equity compensation plans.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Equity compensation plans approved by security holders	—	N/A	—
Equity compensation plans not approved by security holders	—	—	—
Total	—	N/A	—

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Policy Regarding Related Person Transactions

We or one of our subsidiaries may occasionally enter into transactions with certain “related persons.” Related persons include our executive officers, directors, 5% or more beneficial owners of our common stock, immediate family members of these persons and entities in which one of these persons has a direct or indirect material interest. We refer to transactions with these related persons as “related person transactions.” Beginning in February 2007, the Audit Committee became responsible for the review and approval of each related person transaction exceeding $120,000. The Audit Committee considers all relevant factors when determining whether to approve a related party transaction including, without limitation, whether the terms of the proposed transaction are at least as favorable to us as those that might be achieved with an unaffiliated third party. Among other relevant factors, the Audit Committee considers the following:

•      The size of the transaction and the amount payable to a related person.

•      The nature of the interest of the related person.

•      Whether the transaction may involve a conflict of interest.

•      Whether the transaction involves the provision of goods or services to us that are available from unaffiliated third parties and, if so, whether the proposed transaction is on terms and made under circumstances that are at least as favorable to us as would be available in comparable transactions with or involving unaffiliated third parties.

The policies and procedures relating to the Audit Committee approval of related person transactions are available on our website at www.tribune.com. All of the related person transactions occurring during 2007 and described below under the heading “Transaction with Related Persons, Promoters and Certain Control Persons” were approved by the Audit Committee or by the full Board of Directors.

Transactions with Related Persons, Promoters and Certain Control Persons

Chandler Trusts. Jeffrey Chandler, Roger Goodan and William Stinehart, Jr., formerly members of our Board, are trustees of Chandler Trust No. 1 and Chandler Trust No. 2 (the “Chandler Trusts”). Mr. Chandler and Mr. Goodan are also beneficiaries of these trusts. The Chandler Trusts were the principal shareholders of The Times Mirror Company (“Times Mirror”) prior to the merger of Times Mirror into the Company on June 12, 2000. In connection with the merger in 2000, the Chandler Trusts exchanged their Times Mirror common stock for 36,304,135 shares of the Company’s common stock and the Company amended its bylaws to grant the Chandler Trusts the right to nominate three directors, one for each of the Board’s three classes. Jeffrey Chandler, Roger Goodan and William Stinehart, Jr. were the Chandler Trusts’ initial nominees and became directors of the Company following the merger. Mr. Chandler and Mr. Goodan are cousins.

Pursuant to the terms of a Registration Rights Agreement dated April 1, 2007 among the Company and the Chandler Trusts, the Chandler Trusts tendered into the Company’s tender offer commenced on April 25, 2007 (the “Tender Offer”) all shares of the Company’s common stock held by them at the expiration of the Tender Offer, and caused Messrs. Chandler, Goodan and Stinehart, each of whom were serving on the Board as a representative of the Chandler Trusts, to resign as directors of the Company, effective June 4, 2007. On June 4, 2007, the Chandler Trusts entered into an underwriting agreement with Goldman Sachs and the Company, pursuant to which the Chandler Trusts agreed to sell an aggregate of 20,351,954 shares of the Company’s common stock, the remainder of the shares owned by them following the Tender Offer, through a block trade underwritten by Goldman Sachs. The shares were offered pursuant to a shelf registration statement that the Company filed with the Securities and Exchange Commission that became effective on April 25, 2007. Following the closing of this transaction on June 7, 2007, the Chandler Trusts no longer owned any shares of the Company’s common stock.

In 1997, the Chandler Trusts and Times Mirror entered into a transaction which, through the formation of TMCT, LLC (“TMCT”), enabled Times Mirror to retire for accounting purposes a substantial block of Times Mirror stock. Times Mirror and its affiliates contributed to TMCT real property used in Times Mirror’s business operations and cash and the Chandler Trusts contributed Times Mirror stock. Times Mirror leased back the real property under long-term leases. Upon completion of the merger of Times Mirror into the Company, the Company assumed these leases, and the Times Mirror stock held by the limited liability company was converted into shares of the Company’s common stock.

In 1999, the Chandler Trusts and Times Mirror formed TMCT II, LLC (“TMCT II”) and entered into a similar transaction that again enabled Times Mirror to retire for accounting purposes a substantial block of stock. Times Mirror’s contribution to TMCT II consisted of cash and securities. The Chandler Trusts again contributed Times Mirror stock that was converted into shares of the Company’s common stock upon completion of the merger of Times Mirror into the Company.

On Sept. 21, 2006, the Company and the Chandler Trusts entered into agreements to restructure TMCT and TMCT II. Under the terms of the agreements, the Company received on Sept. 22, 2006, a total of 38.9 million shares of the Company’s common stock and all 1.1 million shares of the Company’s preferred stock held collectively by TMCT and TMCT II. Following the distributions by TMCT and TMCT II, the Company’s interests in each of TMCT and TMCT II were reduced to approximately five percent. The agreements also provided for certain put and call options relating to the Company’s then remaining ownership interests in TMCT and TMCT II. In September 2007, the Company exercised these put rights and sold its remaining interests in TMCT and TMCT II to the Chandler Trusts.

In addition, on Sept. 22, 2006, the Company and TMCT amended the lease agreement for the eight properties the Company leases from TMCT. Under the terms of the amended lease, the Company was granted an accelerated option to acquire the eight properties during the month of January 2008 for $175 million. The Company was also granted an option to acquire the leased properties from Feb. 8, 2008 to three months prior to the expiration of the amended lease at the higher of fair market value or $195 million. In addition, the amendment extended the properties’ current fixed rental rate through Aug. 7, 2021. The Company exercised the option to acquire the eight properties for $175 million on Jan. 29, 2008 and expects to close on the acquisition in April 2008. In 2007, the Company made $23.181 million of lease payments to TMCT.

The remaining 12.4 million shares of the Company’s common stock held by TMCT and TMCT II were distributed on October 20, 2006 to the Company and the Chandler Trusts in accordance with their respective ownership interests. The Company received 0.6 million shares and the Chandler Trusts received 11.8 million shares. Information pertaining to the Company’s investments in TMCT and TMCT II is provided in Note 8 to the Company’s consolidated financial statements in Part II, Item 8, hereof.

EGI-TRB, L.L.C. and Equity Group Investments, L.L.C. EGI-TRB, L.L.C. (the “Zell Entity”) was formed solely for purposes of entering into and consummating the Leveraged ESOP Transactions and is wholly owned by Sam Investment Trust (“SIT”), a trust established for the benefit of Sam Zell and his family. The trustee of SIT is Chai Trust Company, LLC, an Illinois limited liability company (“Chai Trust”). Equity Group Investments, L.L.C. (“EGI”) is a private corporate and real estate investment firm co-founded by Mr. Zell in 1968, and is owned by trusts established for the benefit of Mr. Zell and his family, but not SIT. EGI provides investment advisory services to Chai Trust, however, EGI does not have investment control over Chai Trust or the assets held by the trusts controlled by Chai Trust. As such, EGI has no ownership or beneficial interest in either the Zell Entity or SIT, is not a party to any of the agreements entered into in connection with the Leveraged ESOP Transactions and has no beneficial interest therein.

In connection with the Leveraged ESOP Transactions, Sam Zell was appointed to the Company’s Board of Directors on May 9, 2007 and elected to serve as Chairman of the Board and Chief Executive Officer on Dec. 20, 2007. Mr. Zell is the President of the Zell Entity and the President and Chairman of EGI. Further, William C. Pate was also appointed to the Company’s Board of Directors on Dec. 20, 2007. Mr. Pate is a Vice President of the Zell Entity and the Chief Investment Officer and a Managing Director of EGI.

As more fully described in “Item 1. Business – Significant Events,” the Zell Entity made certain investments in the Company. The Zell Entity is also party to certain of the agreements entered into in connection with the Leveraged ESOP Transactions and had an interest in the Leveraged ESOP Transactions. In particular, on Dec. 20, 2007, immediately following the consummation of the Merger, the Zell Entity purchased from the Company, pursuant to the Securities Purchase Agreement (the “Securities Purchase Agreement”) dated April 1, 2007 by and among the Company, the Zell Entity and Mr. Zell, a $225 million subordinated promissory note and a 15-year warrant to purchase 43,478,261 shares of the Company’s common stock (subject to adjustment). Immediately thereafter, the Zell Entity transferred interests in the initial subordinated promissory note and warrant, totaling approximately $64.6 million of the aggregate principal amount of the subordinated promissory note and warrants to purchase 12,480,484 shares, to certain permitted assignees, including entities controlled by each of Mr. Greenspun, a member of the Company’s Board of Directors, Mr. Pate and certain senior employees of EGI, an affiliate of the Zell Entity. The warrants are exercisable, in whole or in part, at any time from Dec. 20, 2007 through Dec. 20, 2022 and have an initial aggregate exercise price of $500 million ($11.50 per share), increasing by $10 million per year, up to a maximum aggregate price of $600 million ($13.80 per share), in each case, subject to adjustment. Pursuant to the Securities Purchase Agreement, the Company also reimbursed the Zell Entity for $5 million of expenses incurred in connection with the Leveraged ESOP Transactions.

Investor Rights Agreement. Each of the Zell Entity and the Trustee (on behalf of the ESOP) are a party to that certain Investor Rights Agreement (the “Investor Rights Agreement”) dated as of April 1, 2007 to which each of the Zell Entity and the Trustee (on behalf of the ESOP) have agreed to vote their shares such that (i) the initial directors on the Board following the Merger shall serve until the third annual election following the consummation of the Merger, (ii) there shall be two directors designated by the Zell Entity and (iii) there shall be one director who shall be the chief executive officer of the Company. The Investor Rights Agreement also contains provisions governing the transfer of the shares of Company common stock held by the Zell Entity and the ESOP, preemptive rights granted to the Zell Entity and the ESOP by the Company, and specified actions requiring the approval of a majority of the entire Board, including a majority of the independent directors and one designee of the Zell Entity. The parties to the Investors Rights Agreement also have agreed to take all actions necessary to enable the Company to maintain its election for subchapter S status under the Internal Revenue Code.

The ESOP and the Trustee. Pursuant to the terms of the ESOP Purchase Agreement, on April 1, 2007, the Company sold 8,928,571 shares of Company Common Stock to the ESOP at a price of $28.00 per share. The ESOP paid for this purchase with a promissory note of the ESOP executed by GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee (the “Trustee”) in favor of the Company in the principal amount of $250 million, to be repaid by the ESOP over the 30-year life of the loan through the ESOP’s use of annual contributions from the Company to the ESOP or distributions paid on the shares of Company Common Stock held by the ESOP. On the same date, the Company and the Trustee, on behalf of the ESOP, entered into the ESOP Loan Agreement, which documents the extension of credit from the Company to the ESOP evidenced by the ESOP Note. The ESOP Note contemplates payment by the ESOP to the Company in 30 annual installments with an annual interest rate of approximately 5%. The Trustee, on behalf of the ESOP, also entered into the ESOP Pledge Agreement with the Company whereby the ESOP has agreed to pledge the shares of Company Common Stock acquired by the ESOP from the Company as collateral for the Company’s extension of credit to the ESOP.

Director Independence

Pursuant to the Company’s Amended and Restated Bylaws, the Board of Directors must have five independent directors. The Bylaws provide that a director shall be deemed “independent” if such director would be independent under the New York Stock Exchange listing standards. Further, a director is “independent” under the New York Stock Exchange listing standards if the Board affirmatively determines that the director has no material relationship with Tribune directly or as a partner, shareholder or officer of an organization that has a relationship with Tribune.

The Board has reviewed the independence of our current non-employee directors and found that each of them, namely Jeffrey S. Berg, Brian L. Greenspun, Betsy D. Holden, William A. Osborn, William C. Pate, Mary Agnes Wilderotter and Frank E. Wood, is independent within the meaning of the rules of the New York Stock Exchange. In making these determinations, the Board considered the relationships described above under “Transactions with Related Person, Promoters and Certain Control Persons.” With respect to Mr. Greenspun, the Board considered the fact that, from time to time, entities in which Mr. Greenspun has an ownership interest have purchased and may continue to purchase, in the ordinary course of business, advertising from the Company’s subsidiaries and affiliates. With respect to Mr. Osborn, the Board considered the fact that he is the Chairman of Northern Trust Corporation, which in 2007, together with its subsidiaries, provided trust, custody, cash management and related services to Tribune and certain of its employee benefit plans and was one of several lenders under Tribune’s former credit facilities. The Board has determined that these relationships are not material and do not cause any non-employee director to be considered not independent under the rules of the New York Stock Exchange.

In addition, the Board reviewed the independence of Jeffrey Chandler, Roger Goodan, Enrique Hernandez, Jr., Robert S. Morrison, J. Christopher Reyes, William Stinehart, Jr., Dudley S. Taft and Miles D. White, who each resigned their directorships in 2007, and found that each of them was independent within the meaning of the rules of the New York Stock Exchange through the date of his or her resignation. In making these determinations, the Board considered the relationships described above under “Transactions with Related Persons, Promoters and Certain Control Persons.” With respect to Mr. Stinehart, the Board considered the fact that he was a partner in the law firm of Gibson, Dunn & Crutcher LLP until his retirement in December 2004. Gibson, Dunn & Crutcher LLP was external corporate counsel to Times Mirror and has, from time to time, provided legal services to Tribune since the merger. The Board has determined that these relationships were not material and do not cause any such former non-employee director to be considered not independent under the rules of the New York Stock Exchange through the date of his or her resignation.

Other than the matters described above and the matters described under “Transactions with Related Persons, Promoters and Certain Control Persons,” there were no related person transactions, relationships or arrangements involving our current or former directors that were considered by the Board in evaluating and determining the independence of the current and former non-employee directors named above.

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES.

Policy on Audit Committee Pre-Approval of Audit, Audit-Related and Permissible Non-Audit Services of Independent Accountants

The Audit Committee has responsibility for appointing, setting fees, and overseeing the work of the independent accountants. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit, audit-related and permissible non-audit services provided by the independent accountants, subject to de minimis exceptions for non-audit services that are approved by the Audit Committee prior to the completion of the audit. The projects and categories of service that the Audit Committee pre-approves are as follows:

Audit Services. Audit services include work performed in connection with the audit of the consolidated financial statements, as well as work that is normally provided by the independent accountants in connection with statutory and regulatory filings or engagements. These services include work performed in connection with the audit of internal controls over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002.

Audit-Related Services. These services are for assurance and related services that are traditionally performed by the independent accountants and that are reasonably related to the work performed in connection with the audit, including due diligence related to mergers and acquisitions, employee benefit plan audits and audits of subsidiaries and affiliates.

Tax Services. These services are related to tax compliance, tax advice and tax planning.

Other Services. These services include all other permissible non-audit services provided by the independent accountants and are pre-approved on an engagement-by-engagement basis.

Prior to the engagement of the independent accountants, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires the independent accountants and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage the independent accountants for additional services not contemplated in the original pre-approval for which advance approval is required. In those instances, the Audit Committee pre-approves the services before engaging the independent accountants.

The Audit Committee has delegated pre-approval authority to the chair of the committee. The chair must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

Fees Paid to Independent Accountants

The fees for all services provided by the independent accountants for the fiscal years ended Dec. 30, 2007 and Dec. 31, 2006 are shown below (in thousands):

	2007	2006

Audit fees (1)	$2,225	$2,435
Audit-related fees (2)	1,487	1,543
Tax fees	—	—
All other fees:
Employee benefit plan filings	172	160
Accounting research software license	2	2
Total all services	$3,886	$4,140

(1)    Fees for the integrated audit of Tribune’s annual consolidated financial statements and internal controls over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act of 2002. Fees also include reviews of quarterly Forms 10-Q.

(2)    Includes audits of Tribune’s employee benefit plans, audits of certain Tribune affiliates and audits of subsidiary financial statements.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES.

(a)(1)&(2)

Financial Statements and Financial Statement Schedule filed as part of this report. Also included are the financial statements and related notes of Tribune Broadcasting Holdco, LLC and Tribune Finance, LLC, two subsidiaries of the Company whose equity interests collateralize certain registered securities of the Company, and the related reports of the independent registered public accounting firm.

See Index to Financial Statements and Financial Statement Schedule on page 78 hereof.

(a)(3)	Index to Exhibits filed as part of this report

See Exhibit Index on pages 209 to 212 hereof.

(b)	Exhibits

See Exhibit Index on pages 209 to 212 hereof.

(c)	Financial Statement Schedule

See Index to Financial Statements and Financial Statement Schedule on page 78 hereof.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 20, 2008.

TRIBUNE COMPANY
(Registrant)

/s/ SAMUEL ZELL
Samuel Zell
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 20, 2008.

Signature	Title

/s/ SAMUEL ZELL	Chairman, Chief Executive Officer and Director
Samuel Zell

/s/ DONALD C. GRENESKO	Senior Vice President/Finance and Administration (principal
Donald C. Grenesko	financial officer)

/s/ R. MARK MALLORY	Vice President and Controller (principal accounting officer)
R. Mark Mallory

/s/ BETSY D. HOLDEN	Director
Betsy D. Holden

/s/ WILLIAM A. OSBORN	Director
William A. Osborn

/s/ WILLIAM C. PATE	Director
William C. Pate

/s/ FRANK E. WOOD	Director
Frank E. Wood

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

Number	Description
3.1(i) *	Amended and Restated Certificate of Incorporation of Tribune Company (Exhibit 3.1 to Current Report on Form 8-K dated Dec. 20, 2007)

3.1(ii)	Amended and Restated Bylaws of Tribune Company (as amended and in effect as of Feb. 12, 2008)

4.1 *

Indenture, dated as of March 1, 1992, between Tribune Company and Citibank, N.A. (successor to Bank of New York, Bank of Montreal Trust Company and Continental Bank, N.A.), as Trustee (Exhibit 4.1 to Registration Statement on Form S-3, Registration No. 333-02831)

4.2 *	Indenture, dated as of Jan. 1, 1997, between Tribune Company and Citibank, N.A. (successor to Bank of New York), as Trustee (Exhibit 4 to Current Report on Form 8-K dated Jan. 14, 1997)

4.3 *

Indenture, dated as of April 1, 1999, between Tribune Company and Citibank, N.A. (successor to Bank of New York and Bank of Montreal Trust Company), as Trustee for the PHONES securities (Exhibit 4 to Current Report on Form 8-K dated April 5, 1999)

4.4 *

Indenture, dated Jan. 30, 1995, between Tribune Company (successor to The Times Mirror Company) and Citibank, N.A. (successor to The Bank of New York, Wells Fargo Bank, N.A. and First Interstate Bank of California), as Trustee for the 7 1/4% Debentures due 2013 and 7 1/2% Debentures due 2023 (Exhibit 4.1 to The Times Mirror Company’s Annual Report on Form 10-K for 1995)

4.5 *

First Supplemental Indenture, dated as of June 12, 2000, among Tribune Company, The Times Mirror Company and The Bank of New York, as Trustee (Exhibit 4.13 to Current Report on Form 8-K dated June 12, 2000)

4.6 *

Indenture, dated March 19, 1996, between Tribune Company (successor to The Times Mirror Company) and Citibank, N.A., as Trustee for the 6.61% Debentures due 2027 and the 7 1/4% Debentures due 2096 (Exhibit 4.1 to The Times Mirror Company’s Current Report on Form 8-K dated March 13, 1996)

4.7 *

First Supplemental Indenture, dated as of Oct. 19, 1999, between The Times Mirror Company and Citibank, N.A., as Trustee (Exhibit 4.3 to The Times Mirror Company’s Current Report on Form 8-K dated Oct. 19, 1999)

4.8 *

Second Supplemental Indenture, dated as of June 12, 2000, among Tribune Company, The Times Mirror Company and Citibank, N.A., as Trustee (Exhibit 4.12 to Current Report on Form 8-K dated June 12, 2000)

4.9 *

Agreement of Resignation, Appointment and Assumption, dated as of Sept. 4, 2002, among Tribune Company, The Bank of New York and Citibank, N.A., appointing Citibank, N.A. as Trustee under the Indentures dated March 1, 1992, Jan. 30, 1995, Jan. 1, 1997 and April 1, 1999 (Exhibit 4.7 to Annual Report on Form 10-K for 2004)

Number	Description

4.10 *	Form of Exchangeable Subordinated Debenture due 2029 relating to the PHONES securities (Exhibit 4 to Current Report on Form 8-K dated April 13, 1999)

4.11 *	Specimen Note for 7 1/4% Debenture due 2013 (Exhibit 4.2 to The Times Mirror Company’s Annual Report on Form 10-K for 1995)

4.12 *	Specimen Note for 7 1/2% Debenture due 2023 (Exhibit 4.3 to The Times Mirror Company’s Annual Report on Form 10-K for 1995)

4.13 *

Officers’ Certificate, dated Nov. 13, 1996, establishing the terms of the 7 1/4% Debentures due 2096 and attaching the specimen Form of Debenture (Exhibit 4.2 to The Times Mirror Company’s Current Report on Form 8-K dated Nov. 7, 1996)

4.14 *

Officers’ Certificate, dated Sept. 9, 1997, establishing the terms of the 6.61% Debentures due 2027, and the specimen Form of Debenture (Exhibit 4.2 to The Times Mirror Company’s Current Report on Form 8-K dated Sept. 4, 1997)

4.15 *	Form of Note relating to Tribune Company’s 4.875% Notes due 2010 (Exhibit 4.1a to Current Report on Form 8-K dated Aug. 10, 2005)

4.16 *	Form of Note relating to Tribune Company’s 5.25% Notes due 2015 (Exhibit 4.1b to Current Report on Form 8-K dated Aug. 10, 2005)

4.17 *

Credit Agreement, dated as of May 17, 2007, by and among Tribune Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Merrill Lynch Capital Corporation, as syndication agent, Citicorp North America, Inc., Bank of America, N.A., and Barclay’s Bank plc, as co-documentation agents and J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners (Exhibit 4.1 to Current Report on Form 8-K dated May 17, 2007)

4.18 *

Amendment No. 1 to Credit Agreement, dated as of June 4, 2007, by and among Tribune Company, as borrower, the lenders party thereto, JPMorgan Chase Bank, N.A., as administrative agent, Merrill Lynch Capital Corporation, as syndication agent, Citicorp North America, Inc., Bank of America, N.A., and Barclays Bank PLC, as co-documentation agents, and J.P. Morgan Securities Inc., Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners (Exhibit 4.1 to Current Report on Form 8-K dated June 4, 2007)

4.19 *

Form of Increase Joinder, by and among Tribune Company, as borrower, JPMorgan Chase Bank, N.A., as administrative agent, and the various lenders party thereto (Exhibit 4.2 to Current Report on Form 8-K dated Dec. 20, 2007)

4.20 *

Unsecured Interim Loan Agreement, dated as of Dec. 20, 2007, by and among Tribune Company, as borrower, the lenders party thereto, Merrill Lynch Capital Corporation, as administrative agent, JPMorgan Chase Bank, N.A., as syndication agent, Citicorp North America, Inc. and Bank of America, N.A., as co-documentation agents, and J.P. Morgan Securities Inc., Merrill Lynch & Co., Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc. and Banc of America Securities LLC, as joint lead arrangers and joint bookrunners (Exhibit 4.1 to Current Report on Form 8-K dated Dec. 20, 2007)

Number	Description

10.1 o*	Tribune Company Directors’ Deferred Compensation Plan, as amended and restated effective as of Jan. 1, 2005 (Exhibit 10.2 to Current Report on Form 8-K dated Dec. 22, 2005)

10.2 o*	The Times Mirror Company Deferred Compensation Plan for Non-Employee Directors (Exhibit 10.7 to The Times Mirror Company’s Annual Report on Form 10-K for 1994)

10.3 o*	Tribune Company Bonus Deferral Plan, as amended and restated as of Oct. 18, 2006 (Exhibit 10.1 to Current Report on Form 8-K dated Oct. 18, 2006)

10.4 o*	Tribune Company Transitional Compensation Plan for Executive Employees, amended and restated effective as of July 19, 2006 (Exhibit 10.7 to Annual Report on Form 10-K for 2006)

10.5 o*	Tribune Company Supplemental Defined Contribution Plan, as amended and effective as of Oct. 18, 2006 (Exhibit 10.2 to Current Report on Form 8-K dated Oct. 18, 2006)

10.6 o	Tribune Company 1996 Nonemployee Director Stock Compensation Plan, as amended and restated effective as of Dec. 20, 2007

10.7 o*	Tribune Company Incentive Compensation Plan, as amended and restated effective May 12, 2004 (Exhibit 10.1 to Quarterly Report on Form 10-Q for the quarter ended June 27, 2004)

10.8 *	Amended and Restated Lease Agreement between TMCT, LLC and Tribune Company, dated Sept. 22, 2006 (Exhibit 10.5 to Current Report on Form 8-K dated Sept. 21, 2006)

10.9 o	Tribune Company’s 2007 Management Equity Incentive Plan, effective as of Dec. 20, 2007

10.10 *

Subordinated Promissory Note, dated as of Dec. 20, 2007, issued by Tribune Company to EGI-TRB, L.L.C. (Exhibit (d)(45) to the final amendment to Schedule 13E-3 filed by Tribune Company with the Securities and Exchange Commission on Dec. 20, 2007)

10.11 *

Warrant to Purchase Shares of Common Stock, dated Dec. 20, 2007, issued by Tribune Company to EGI-TRB, L.L.C. (Exhibit (d)(46) to the final amendment to Schedule 13E-3 filed by Tribune Company with the Securities and Exchange Commission on Dec. 20, 2007)

Number	Description

10.12 *

ESOP Purchase Agreement, dated as of April 1, 2007, by and between Tribune Company and GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust, a separate trust created under the Tribune Employee Stock Ownership Plan (Exhibit 10.6 to Current Report on Form 8-K dated April 1, 2007)

10.13 *

ESOP Loan Agreement, dated as of April 1, 2007, by and between Tribune Company and GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust, which implements and forms a part of the Tribune Employee Stock Ownership Plan (Exhibit 10.7 to Current Report on Form 8-K dated April 1, 2007)

10.14 *

ESOP Note, dated as of April 1, 2007, executed by GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust, which implements and forms a part of the Tribune Employee Stock Ownership Plan in favor of Tribune Company (Exhibit 10.8 to Current Report on Form 8-K dated April 1, 2007)

10.15 *

ESOP Pledge Agreement, dated as of April 1, 2007, between the Company and GreatBanc Trust Company, not in its individual or corporate capacity but solely in its capacity as trustee of the Tribune Employee Stock Ownership Trust which forms a part of the Tribune Employee Stock Ownership Plan (Exhibit 10.9 to Current Report on Form 8-K dated April 1, 2007)

10.16 *

Investor Rights Agreement, dated as of April 1, 2007, by and among Tribune Company, EGI-TRB, L.L.C. and GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust, which forms a part of the Tribune Employee Stock Ownership Plan (Exhibit 10.12 to Current Report on Form 8-K dated April 1, 2007)

10.17 *	Tribune Employee Stock Ownership Plan (Exhibit 10.14 to Current Report on Form 8-K dated April 1, 2007)

10.18 *

Tribune Employee Stock Ownership Trust, dated as of April 1, 2007, by and between Tribune Company and GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust (Exhibit 10.15 to Current Report on Form 8-K dated April 1, 2007)

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

99.1

Report of Deloitte & Touche, LLP, Independent Registered Public Accounting Firm, dated March 11, 2008, on the financial statements of Television Food Network, G.P., a subsidiary of the E.W. Scripps Company, as of and for the year ended Dec. 31, 2007.