Form 10-Q
period 2008-03-30
TRIBUNE CO
filed 2008-05-08
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED MARCH 30, 2008

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
Yes /✓/  No /  /

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check One):
Large accelerated filer  /  /     Accelerated filer  /  /     Non-accelerated filer /✓/     Smaller Reporting Company  /  /

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
  Yes /  /   No /✓/

 At May 8, 2008, there were 56,521,739 shares of the Company’s Common Stock ($.01 par value per share) outstanding, all of which were held by the Tribune Employee Stock Ownership Plan.

TRIBUNE COMPANY
INDEX TO 2008 FIRST QUARTER FORM 10-Q

Item No.	Page
PART I. FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars)
(Unaudited)

	First Quarter Ended
	March 30, 2008	April 1, 2007

Operating Revenues	$1,114,648	$1,209,379

Operating Expenses
Cost of sales (exclusive of items shown below)	599,657	614,751
Selling, general and administrative	315,006	355,881
Depreciation	51,648	51,823
Amortization of intangible assets	4,985	5,007
Total operating expenses	971,296	1,027,462

Operating Profit	143,352	181,917

Net income on equity investments	16,757	12,684
Interest and dividend income	3,931	3,154
Interest expense	(263,275)	(83,249)
Gain (loss) on change in fair values of PHONES and related investment	69,880	(69,780)
Strategic transaction expenses	—	(14,473)
Other non-operating gain (loss), net	(859)	538

Income (Loss) from Continuing Operations Before Income Taxes	(30,214)	30,791

Income taxes (Note 3)	1,854,224	(19,441)

Income from Continuing Operations	1,824,010	11,350

Loss from Discontinued Operations, net of tax (Note 2)	(548)	(34,645)

Net Income (Loss)	$1,823,462	$(23,295)

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	March 30, 2008	Dec. 30, 2007

Assets

Current Assets
Cash and cash equivalents	$246,801	$233,284
Accounts receivable, net	661,708	732,853
Inventories	44,284	40,675
Broadcast rights	261,762	287,045
Deferred income taxes	24,771	—
Prepaid expenses and other	109,230	91,166
Total current assets	1,348,556	1,385,023

Properties
Property, plant and equipment	3,573,327	3,564,436
Accumulated depreciation	(2,034,597)	(1,998,741)
Net properties	1,538,730	1,565,695

Other Assets
Broadcast rights	248,273	301,263
Goodwill	5,579,926	5,579,926
Other intangible assets, net	2,658,225	2,663,152
Time Warner stock related to PHONES debt	221,920	266,400
Other investments	460,619	508,205
Prepaid pension costs	488,425	514,429
Assets held for sale	10,432	33,780
Other	419,276	331,846
Total other assets	10,087,096	10,199,001
Total assets	$12,974,382	$13,149,719

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	March 30, 2008	Dec. 30, 2007

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities
PHONES debt related to Time Warner stock (Note 10)	$210,824	$253,080
Other debt due within one year	752,138	750,239
Contracts payable for broadcast rights	320,706	339,909
Deferred income taxes	—	100,324
Deferred income	260,307	121,239
Accounts payable, accrued expenses and other current liabilities	534,567	625,175
Total current liabilities	2,078,542	2,189,966

Long-Term Debt
PHONES debt related to Time Warner stock (Note 10)	93,816	343,960
Other long-term debt (less portions due within one year)	11,547,383	11,496,246
Total long-term debt	11,641,199	11,840,206

Other Non-Current Liabilities
Deferred income taxes	73,737	1,771,845
Contracts payable for broadcast rights	374,793	432,393
Deferred compensation and benefits	251,610	264,480
Other obligations	212,527	164,769
Total other non-current liabilities	912,667	2,633,487

Common Shares Held by ESOP, net of Unearned Compensation (Note 5)	10,688	—

Shareholders’ Equity (Deficit)
Stock purchase warrants	255,000	255,000
Retained earnings (deficit)	(1,554,069)	(3,474,311)
Accumulated other comprehensive income (loss)	(369,645)	(294,629)
Total shareholders’ equity (deficit)	(1,668,714)	(3,513,940)
Total liabilities and shareholders’ equity (deficit)	$12,974,382	$13,149,719

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)

	First Quarter Ended
	March 30, 2008	April 1, 2007

Operating Activities
Net income (loss)	$1,823,462	$(23,295)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation related to equity-classified awards	—	18,338
ESOP compensation	10,688	—
Pension costs, net of contributions	20,536	(865)
Depreciation	51,648	52,424
Amortization of intangible assets	4,982	5,020
Net income on equity investments	(16,757)	(12,684)
Distributions from equity investments	58,717	45,202
Amortization of debt issuance costs	18,448	4,219
(Gain) loss on change in fair values of PHONES and related investment	(69,880)	69,780
Gain on sale of studio production lot	(82,587)	—
Loss on sales of discontinued operations	516	19,442
Subchapter S corporation election deferred income taxes adjustment (Note 3)	(1,859,358)	—
Changes in working capital items, excluding effects from acquisitions and dispositions:
Accounts receivable	71,145	84,604
Inventories, prepaid expenses and other current assets	(24,098)	(29,547)
Deferred income, accounts payable, accrued expenses and other current liabilities	(11,286)	(8,961)
Income taxes	53,140	(21,570)
Deferred compensation	(12,688)	(47,896)
Deferred income taxes, excluding subchapter S corporation election adjustment	(10,444)	(10,504)
Tax benefit on stock options exercised	—	3,462
Other, net	25,139	(11,971)
Net cash provided by operating activities	51,323	135,198
Investing Activities
Capital expenditures	(23,082)	(21,369)
Acquisitions and investments	(1,810)	(4,579)
Proceeds from sales of intangibles, investments and real estate	131,001	10,400
Investment in escrow fund related to real estate	(118,610)	—
Net cash used for investing activities	(12,501)	(15,548)
Financing Activities
Long-term borrowings	25,327	25
Borrowings under former bridge credit facility	—	100,000
Repayments under former bridge credit facility	—	(85,000)
Repayments of long-term debt	(50,632)	(6,280)
Repayments of commercial paper, net	—	(97,019)
Sales of common stock to employees, net	—	19,294
Dividends	—	(43,247)
Net cash used for financing activities	(25,305)	(112,227)
Net Increase in Cash and Cash Equivalents	13,517	7,423
Cash and cash equivalents, beginning of year	233,284	174,686
Cash and cash equivalents, end of quarter	$246,801	$182,109

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of March 30, 2008 and the results of their operations and cash flows for the first quarters ended March 30, 2008 and April 1, 2007.  All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Certain prior year amounts have been reclassified to conform to the 2008 presentation.

On April 1, 2007, the Company’s board of directors (the “Board”), based on the recommendation of a special committee of the Board comprised entirely of independent directors, approved a series of transactions (collectively, the “Leveraged ESOP Transactions”) with a newly formed Tribune Employee Stock Ownership Plan (the “ESOP”), EGI-TRB, L.L.C., a Delaware limited liability company wholly owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family), and Samuel Zell. On Dec. 20, 2007, the Company completed the Leveraged ESOP Transactions which culminated in the cancellation of all issued and outstanding shares of the Company’s common stock as of that date, other than shares held by the Company or the ESOP, and the Company becoming wholly owned by the ESOP. The Company has significant continuing public debt and has accounted for these transactions as a leveraged recapitalization and, accordingly, has maintained a historical cost presentation in its consolidated financial statements.

On Feb. 12, 2007, the Company announced an agreement to sell the New York edition of Hoy, the Company’s Spanish-language daily newspaper (“Hoy, New York”).  The Company completed the sale of Hoy, New York on May 15, 2007.  In March 2007, the Company announced its intentions to sell its Southern Connecticut Newspapers—The Advocate (Stamford) and Greenwich Time (collectively “SCNI”).  The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greenwich, Connecticut, which was sold in a separate transaction that closed on April 22, 2008.  During the third quarter of 2007, the Company began actively pursuing the sale of the stock of one of its subsidiaries, EZ Buy & EZ Sell Recycler Corporation (“Recycler”).  The accompanying unaudited condensed consolidated financial statements reflect these businesses as discontinued operations for all periods presented.  See Note 2 for further discussion.

As of March 30, 2008, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007, have not changed from Dec. 30, 2007, except for the adoption of Financial Accounting Standards Board (“FASB”) Statement No. 157, “Fair Value Measurements” (“FAS No. 157”) and FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), both of which were adopted effective Dec. 31, 2007.  The Company has elected to account for its PHONES debt utilizing the fair value option under FAS No. 159.  The effects of this election were recorded as of Dec. 31, 2007, and included a $177 million decrease in PHONES debt related to Time Warner stock, a $62 million increase in deferred income tax liabilities, an $18 million decrease in other assets, and a $97 million increase in retained earnings.  In accordance with FAS No. 159, the $97 million retained earnings increase was not included in the Company’s unaudited condensed consolidated statement of operations for the quarter ended March 30, 2008.  See Note 10 for additional information regarding the Company’s adoption of FAS No. 159.  The adoption of FAS No. 157 had no impact on the Company’s consolidated financial statements.  See Note 11 for additional disclosures related to the fair value of financial instruments included in the Company’s unaudited condensed consolidated balance sheet at March 30, 2008.

NOTE 2:  DISCONTINUED OPERATIONS AND ASSETS HELD FOR SALE

Publishing Discontinued Operations—The Company announced an agreement to sell Hoy, New York on Feb. 12, 2007, and completed the sale on May 15, 2007.  In March 2007, the Company announced its intentions to sell SCNI.  The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greenwich, Connecticut, which was sold in a separate transaction that closed on April 22, 2008 (see “Assets Held for Sale” section below).  In the first quarter of 2007, the Company recorded a pretax loss of $19 million ($33 million after taxes) to write down the net assets of SCNI to estimated fair value, less costs to sell.  In the first quarter of 2008, the Company recorded an additional $.5 million after-tax loss on the sale of SCNI.  During the third quarter of 2007, the Company began actively pursuing the sale of the stock of Recycler.  The sale of Recycler closed on Oct. 17, 2007.

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

Summarized Financial Information—Selected financial information related to discontinued operations is summarized as follows (in thousands):

	First Quarter
	2008	2007

Operating revenues	$—	$15,657

Operating loss	$(63)	$(2,460)
Loss on sales of discontinued operations	(516)	(19,442)
Loss from discontinued operations before income taxes	(579)	(21,902)
Income taxes(1)	31	(12,743)
Loss from discontinued operations, net of tax	$(548)	$(34,645)

(1)
Income taxes for the first quarter of 2007 included tax expense of $14 million related to the $19 million pretax loss on sale of SCNI.  The pretax loss included $54 million of allocated newspaper group goodwill, most of which is not deductible for income tax purposes.

Assets Held for Sale—During the third quarter of 2007, the Company commenced a process to sell the real estate and related assets of its studio production lot located in Hollywood, California. Accordingly, the $23 million carrying value of the land, building and equipment of the studio production lot was included in assets held for sale at Dec. 30, 2007.  The sale of the studio production lot closed on Jan. 30, 2008, and the Company received net proceeds of $122 million, of which $119 million was placed into an escrow fund immediately following the closing of the sale and is included in other non-current assets at March 30, 2008. Simultaneous with the closing of the sale, the Company entered into a five-year operating lease for a portion of the studio production lot utilized by the Company’s KTLA-TV station. The sale resulted in a total pretax gain of $99 million.  The pretax gain related to the portion of the studio production lot currently utilized by the Company’s KTLA-TV station was $16 million and represented more than a minor portion of the fair value of the studio production lot.  Accordingly, this gain was deferred and will be amortized as reduced rent expense over the five-year life of the related operating lease.  The remaining pretax gain of $83 million was recorded as a reduction to selling, general and administrative expenses in the first quarter of 2008.

As noted above, the Company sold the SCNI real estate in Stamford and Greenwich, Connecticut on April 22, 2008.  The $5 million carrying value of the real estate was included in assets held for sale at March 30, 2008 and Dec. 30, 2007.  The Company received net proceeds of $29 million on the sale of the SCNI real estate, which proceeds were placed into an escrow fund immediately following the closing of the sale, and expects to record a pretax gain of $23 million in the second quarter of 2008. On April 28, 2008, the $29 million of net proceeds from the sale of the SCNI real estate, the $119 million of net proceeds from the sale of the studio production lot and available cash were utilized to purchase eight real properties that were previously leased from TMCT, LLC (see Note 13 for additional information pertaining to the Company’s acquisition of the TMCT real properties).  The purchase was structured as a like-kind exchange, which allowed the Company to defer income taxes on essentially all of the gains from these dispositions.  In December 2006, the Company commenced a process to sell the land and building of one of its other facilities.  The $5 million carrying value of the land and building approximates fair value less costs to sell and is also included in assets held for sale at March 30, 2008 and Dec. 30, 2007.

NOTE 3:  INCOME TAXES

S Corporation Election—On March 13, 2008, the Company filed an election to be treated as a subchapter S corporation under the Internal Revenue Code, which election is effective as of the beginning of the Company’s 2008 fiscal year.  The Company also elected to treat essentially all of its subsidiaries as qualified subchapter S subsidiaries.  Subject to certain limitations (such as the built-in capital gains tax applicable for ten years to gains accrued prior to the election), the Company is no longer subject to federal income tax.  Instead, the Company’s income will be required to be reported by its shareholders.  The Company’s ESOP, the Company’s sole shareholder (see Note 5), will not be taxed on the share of income that is passed through to it because the ESOP is a qualified employee benefit plan.  Although most states in which the Company operates recognize the S corporation status, some impose income taxes at a reduced rate.

As a result of the election and in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, the Company has eliminated approximately $1,859 million of net deferred income tax liabilities as of Dec. 31, 2007, and has recorded such adjustment as a reduction in the Company’s provision for income tax expense in the first quarter of 2008.  The Company will continue to report deferred income taxes relating to states that assess taxes on S corporations, subsidiaries which are not qualified subchapter S subsidiaries, and potential asset dispositions that the Company expects will be subject to the built-in gains tax.

PHONES Interest—In connection with the routine examination of the Company’s federal income tax returns for 2000 through 2003, the Internal Revenue Service (“IRS”) proposed that the Company capitalize the interest on the PHONES as additional tax basis in the Company’s 16 million shares of Time Warner common stock, rather than allowing the Company to currently deduct such interest. The National Office of the IRS has issued a Technical Advice Memorandum that supports the proposed treatment. The Company disagrees with the IRS’s position and requested that the IRS administrative appeals office review the issue. The effect of the treatment proposed by the IRS would be to increase the Company’s tax liability by approximately $199 million for the period 2000 through 2003 and by approximately $277 million for the period 2004 through the first quarter of 2008.

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

Other—Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

In the first quarter of 2008, income tax expense applicable to continuing operations amounted to a net benefit of $1,854 million and was comprised of the favorable $1,859 million deferred income tax adjustment discussed above and a provision of $5 million.  The provision was primarily for interest on uncertain tax positions.  The effective tax rate on income from continuing operations was 63.1% in the first quarter of 2007.  The effective tax rate for the 2007 first quarter was affected by certain non-operating items that were not deductible for tax purposes.  See Note 7 for a summary of non-operating items.  In the aggregate, non-operating items increased the effective tax rate in the first quarter of 2007 by 23.0 percentage points.

NOTE 4:  STOCK-BASED COMPENSATION

Stock-based compensation expense for the first quarters of 2008 and 2007 was as follows (in thousands):

	First Quarter
	2008	2007

Management equity incentive plan	$7,994	$—
Options(1)	—	726
Restricted stock units(1)	—	16,951
Employee stock purchase plan(2)	—	586
Total stock-based compensation expense	$7,994	$18,263

(1)
Pursuant to an Agreement and Plan of Merger (“the Merger Agreement”) entered into by the Company on April 1, 2007 with Great Banc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust, a separate trust which forms a part of the ESOP, Tesop Corporation, a Delaware corporation wholly owned by the ESOP (“Merger Sub”), and the Zell Entity (solely for the limited purposes specified therein), which provided for Merger Sub to be merged with and into the Company, and following such merger, the Company to continue as the surviving corporation wholly owned by the ESOP (the “Merger”), on Dec. 20, 2007, the Company redeemed for cash all outstanding stock awards, each of which vested in full upon completion of the Merger, with positive intrinsic value relative to $34.00 per share.  All remaining outstanding stock awards under the Tribune Company Incentive Plan (the “Incentive Plan”) as of Dec. 20, 2007 that were not cash settled pursuant to the Merger Agreement were cancelled.  The Company does not intend to grant any new equity awards under the Incentive Plan.

(2)	The Company’s employee stock purchase plan was discontinued as of Dec. 20, 2007, following the consummation of the Merger.

For the first quarter of 2007, total stock-based compensation expense excluded $44,000 of credits related to discontinued operations and $119,000 of capitalized costs.

On Dec. 20, 2007, the Board approved the Company’s 2007 Management Equity Incentive Plan (the “MEIP”). The MEIP provides for phantom units (the “Units”) that generally track the fair value of a share of the Company’s common stock, as determined by the trustee of the Company’s Employee Stock Ownership Plan (see Note 5).  MEIP awards have been made to eligible members of the Company’s management and other key employees at the discretion of the Board.

The Company accounts for the Units issued under the MEIP as liability-classified awards.  As a result, the Company is required to adjust the MEIP liability to reflect the most recent estimate of the fair value of a share of the Company’s common stock.  The Company recorded $8.0 million of compensation expense in the first quarter of 2008 in connection with the MEIP, including $2.2 million of accelerated expense related to early termination payments made pursuant to the terms of the plan.  The remaining $5.8 million of expense was based on the estimated fair value of the Company’s common stock.  The Company’s liability under the MEIP is included in other non-current liabilities on the Company’s unaudited condensed consolidated balance sheet and totaled $16 million at March 30, 2008 and Dec. 30, 2007.  The estimated fair value per share of the Company’s common stock did not change during the first quarter of 2008.

NOTE 5:  EMPLOYEE STOCK OWNERSHIP PLAN

On April 1, 2007, the Company established the ESOP as a long-term employee benefit plan.  On that date, the ESOP purchased 8,928,571 shares of the Company’s common stock. The ESOP paid for this purchase with a promissory note of the ESOP in favor of the Company in the principal amount of $250 million, to be repaid by the ESOP over the 30-year life of the loan through its use of contributions from the Company to the ESOP and/or distributions paid on the shares of the Company’s common stock held by the ESOP. Upon consummation of the Merger, the 8,928,571 shares of the Company’s common stock held by the ESOP were converted into 56,521,739 shares of common stock.

The ESOP provides for the allocation of the Company’s common shares it holds on a noncontributory basis to eligible employees of the Company.  None of the shares held by the ESOP had been committed for release or allocated to employees at Dec. 30, 2007.  Beginning in fiscal year 2008, as the ESOP repays the loan through its use of contributions from the Company, shares will be released and allocated to eligible employees in proportion to their eligible compensation.  The shares that are released for allocation on an annual basis will be in the same proportion that the current year’s principal and interest payments bear in relation to the total remaining principal and interest payments to be paid over the life of the $250 million ESOP loan. The Company will recognize compensation expense based on the estimated fair value of the shares of the Company’s common stock that are allocated in each annual period.  In the first quarter of 2008, the Company recognized $10.7 million of compensation expense related to the ESOP.

The Company’s policy is to present unallocated shares held by the ESOP at book value, net of unearned compensation, and allocated shares, which include shares committed to be released, at fair value in the Company’s consolidated balance sheet. Pursuant to the terms of the ESOP, participants who receive distributions of shares of the Company’s common stock can require the Company to repurchase those shares within a specified time period following such distribution.  Accordingly, the shares of the Company’s common stock held by the ESOP are classified outside of shareholders’ equity (deficit), net of unearned compensation, in the Company’s condensed consolidated balance sheets. The amounts at March 30, 2008 and Dec. 30, 2007 were as follows (in thousands):

	March 30, 2008	Dec. 30, 2007
Allocated ESOP shares (at fair value)(1)	$10,688	$—
Unallocated ESOP shares (at book value)	245,498	250,000
Unearned compensation related to ESOP	(245,498)	(250,000)
Common shares held by ESOP, net of unearned compensation	$10,688	$—

(1)	Represents 1,017,891 shares committed to be released.

At March 30, 2008 and Dec. 30, 2007, the fair value of the unallocated shares held by the ESOP was approximately $583 million and $593 million, respectively.  In accordance with the terms of the ESOP, the fair value per share of the Company’s common stock is determined as of each fiscal year end by the trustee of the ESOP.  The estimated fair value per share of the Company’s common stock did not change during the first quarter of 2008.

NOTE 6:  PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit cost for Company-sponsored pension and other postretirement benefits plans for the first quarters of 2008 and 2007 were as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	First Quarter		First Quarter
	2008	2007	2008	2007

Service cost	$6,046	$570	$307	$323
Interest cost	21,938	21,675	1,888	1,872
Expected return on plans’ assets	(36,727)	(34,849)	—	—
Recognized actuarial loss	6,385	12,832	44	4
Amortization of prior service costs (credits)	360	55	(362)	(361)
Special termination benefits(1)	24,153	—	—	—
Net periodic benefit cost	$22,155	$283	$1,877	$1,838

(1)	One-time pension benefits related to position the elimination of approximately 600 positions.

For the year ending Dec. 28, 2008, the Company plans to contribute $6 million to certain of its union and non-qualified pension plans and $13 million to its other postretirement plans.  For the first quarter ended March 30, 2008, the Company made $2 million of contributions to its union and non-qualified pension plans and $3 million of contributions to its other postretirement plans.

NOTE 7:  NON-OPERATING ITEMS

The first quarters of 2008 and 2007 included several non-operating items, summarized as follows (in thousands):

	First Quarter 2008		First Quarter 2007
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)

Gain (loss) on change in fair values of PHONES and related investment	$69,880	$69,055	$(69,780)	$(42,566)
Strategic transaction expenses	—	—	(14,473)	(13,771)
Other, net	(859)	(1,075)	538	(842)
Income tax adjustment	—	1,859,358	—	—
Total non-operating items	$69,021	$1,927,338	$(83,715)	$(57,179)

In the first quarter of 2008, the $70 million non-cash pretax gain on change in fair values of PHONES and related investment resulted primarily from a $115 million decrease in the fair value of the Company’s PHONES, partially offset by a $45 million decrease in the fair value of 16 million shares of Time Warner common stock.  Effective Dec. 31, 2007, the Company has elected to account for its PHONES utilizing the fair value option under FAS No. 159.  As a result of this election, the Company no longer measures just the changes in fair value of the derivative component of the PHONES, but instead measures the changes in fair value of the entire PHONES debt.  See Note 10 for further information pertaining to the Company’s adoption of FAS No. 159.  The favorable income tax adjustment of $1,859 million in the first quarter of 2008 related to the Company’s election to be treated as a subchapter S corporation, which resulted in the elimination of essentially all of the Company’s net deferred tax liabilities. See Note 3 for further information pertaining to the Company’s election to be treated as a subchapter S corporation.

In the first quarter of 2007, the $70 million non-cash pretax loss on change in fair values of PHONES and related investment resulted primarily from a $36 million increase in the fair value of the derivative component of the Company’s PHONES and a $33 million decrease in the fair value of 16 million shares of Time Warner common stock.  The strategic transaction expenses in the first quarter of 2007 related to the Company’s strategic review and the Leveraged ESOP Transactions.

NOTE 8:  INVENTORIES

Inventories consisted of the following (in thousands):

	March 30, 2008	Dec. 30, 2007

Newsprint	$31,722	$28,664
Supplies and other	12,562	12,011
Total inventories	$44,284	$40,675

Newsprint inventories valued under the LIFO method were less than current cost by approximately $12 million at March 30, 2008 and $10 million at Dec. 30, 2007.

NOTE 9:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following (in thousands):

	March 30, 2008			Dec. 30, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible assets subject to amortization
Subscribers (useful life of 15 to 20 years)	$189,879	$(84,210)	$105,669	$189,879	$(81,698)	$108,181
Network affiliation agreements (useful life of 40 years)(1)	278,034	(31,293)	246,741	278,034	(29,552)	248,482
Other (useful life of 3 to 40 years)	25,436	(12,436)	13,000	25,381	(11,707)	13,674
Total	$493,349	$(127,939)	365,410	$493,294	$(122,957)	370,337
Goodwill and other intangible assets not subject to amortization
Goodwill
Publishing			4,138,685			4,138,685
Broadcasting and entertainment			1,441,241			1,441,241
Total goodwill			5,579,926			5,579,926
Newspaper mastheads			1,412,937			1,412,937
FCC licenses			871,946			871,946
Tradename			7,932			7,932
Total			7,872,741			7,872,741
Total goodwill and other intangible assets			$8,238,151			$8,243,078

(1)
Network affiliation agreements, net of accumulated amortization, included $173 million related to FOX affiliations, $71 million related to CW affiliations and $3 million related to MyNetworkTV affiliations as of March 30, 2008.

On March 13, 2008, the Company filed an election to be treated as a subchapter S corporation under the Internal Revenue Code, which election is effective as of the beginning of the Company’s 2008 fiscal year.  As a result, approximately $1,859 million of the Company’s net deferred tax liabilities were eliminated and such adjustment was recorded as a reduction in the Company’s provision for income tax expense in the first quarter of 2008 (see Note 3).  This adjustment resulted in an increase in the carrying values of the Company’s reporting units.

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007, the Company performs its annual impairment review of goodwill and other intangible assets not subject to amortization in the fourth quarter of each year in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  Under FAS No. 142, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values.  The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates.  The Company has experienced continued declines in its consolidated operating results during the first quarter of 2008, particularly in its publishing reporting unit. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future under FAS No. 142.

NOTE 10:  DEBT

Debt consisted of the following (in thousands):

	March 30, 2008	Dec. 30, 2007
Tranche B Facility due 2014, interest rate of 5.54% and 7.91%, respectively	$7,593,050	$7,587,163
Tranche X Facility due 2008-2009, interest rate of 7.40% and 7.99%, respectively	1,400,000	1,400,000
Bridge Facility due 2008, interest rate of 7.54% and 9.43%, respectively	1,600,000	1,600,000
Medium-term notes due 2008, weighted average interest rate of 5.6% in 2008 and 2007	237,585	262,585
Property financing obligation, effective interest rate of 7.7%, expiring 2009	30,267	35,676
4.875% notes due 2010, net of unamortized discount of $372 and $410, respectively	449,628	449,589
7.25% debentures due 2013, net of unamortized discount of $1,708 and $1,794, respectively	80,375	80,289
5.25% notes due 2015, net of unamortized discount of $1,166 and $1,205, respectively	328,835	328,795
7.5% debentures due 2023, net of unamortized discount of $3,673 and $3,732, respectively	95,075	95,016
6.61% debentures due 2027, net of unamortized discount of $2,069 and $2,095, respectively	82,891	82,864
7.25% debentures due 2096, net of unamortized discount of $17,879 and $17,926, respectively	130,120	130,073
Subordinated promissory notes due 2018, effective interest rate of 17%, net of unamortized discount of $165,063 and $165,000, respectively	62,859	60,315
Interest rate swaps	193,872	119,029
Other notes and obligations	14,964	15,091
Total debt excluding PHONES	12,299,521	12,246,485
2% PHONES debt related to Time Warner stock, due 2029	304,640	597,040
Total debt	$12,604,161	$12,843,525

Debt was classified as follows in the unaudited condensed consolidated balance sheets (in thousands):
	March 30, 2008	Dec. 30, 2007
Current Liabilities:
PHONES debt related to Time Warner stock	$210,824	$253,080
Other debt due within one year	752,138	750,239
Total current debt	962,962	1,003,319
Long-Term Debt:
PHONES debt related to Time Warner stock	93,816	343,960
Other long-term debt	11,547,383	11,496,246
Total long-term debt	11,641,199	11,840,206
Total Debt	$12,604,161	$12,843,525

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

On June 4, 2007, proceeds from the Tranche X Facility and the Tranche B Facility were used by the Company in connection with the consummation of the Company’s tender offer to repurchase 126 million shares of the Company’s common stock that were then outstanding at a price of $34.00 per share in cash and to refinance the Company’s former five-year credit agreement and former bridge credit agreement.

The Revolving Credit Facility includes a letter of credit subfacility in an amount up to $250 million and a swing line facility in an amount up to $100 million.  As of March 30, 2008, the Company had $65 million of letters of credit outstanding. Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes.

On Dec. 20, 2007, the Company entered into (i) a $1.6 billion senior unsecured interim loan agreement (the “Interim Credit Agreement”) and (ii) a number of increase joinders pursuant to which the Incremental Facility became a part of the Tranche B Facility under the Credit Agreement (the Incremental Facility and Tranche B Facility are hereinafter referred to collectively as the Tranche B Facility). The Interim Credit Agreement contains a $1.6 billion twelve-month bridge facility (the “Bridge Facility”). The total proceeds of $3.705 billion from the Bridge Facility and the Incremental Facility were used by the Company, among other ways, in connection with the consummation of the Merger and for general corporate purposes.

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

The Tranche B Facility is a seven-year facility which matures on June 4, 2014 and also amortizes at a rate of 1.0% per annum (payable quarterly). The Revolving Facility is a six-year facility and matures on June 4, 2013.  In February 2008, the Company refinanced $25 million of its medium-term notes with borrowings under the Delayed Draw Facility.  The Delayed Draw Facility automatically becomes part of the Tranche B Facility as amounts are borrowed and amortizes based upon the Tranche B Facility amortization schedule. The Company intends to use the Delayed Draw Facility to refinance approximately $238 million of its remaining medium-term notes as they mature during 2008.  Accordingly, the Company has classified its medium-term notes as long-term at March 30, 2008 and Dec. 30, 2007.

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

Upon execution of the Interim Credit Agreement, loans under the Bridge Facility bore interest per annum at a variable rate equal to, at the Company’s election, the applicable base rate plus a margin of 350 basis points or LIBOR plus a margin of 450 basis points. On March 20, 2008, pursuant to the terms of the Interim Credit Agreement, such margins increased by 50 basis points per annum and will continue to increase by this amount each quarter, subject to specified caps, a portion of which interest may be payable through an interest payable-in-kind feature.  Subject to certain prepayment restrictions contained in the Credit Agreement, the Bridge Facility is prepayable at any time prior to maturity without penalty, including in connection with the issuance of up to $1.6 billion of high-yield notes.

If any loans under the Bridge Facility remain outstanding on Dec. 20, 2008, the lenders thereunder will have the option, subject to the terms of the Interim Credit Agreement, at any time and from time to time to exchange such initial loans for senior exchange notes that the Company will issue under a senior indenture, and the maturity date of any initial loans that are not exchanged for senior exchange notes will, unless a bankruptcy event of default has occurred and is continuing on such date, automatically be extended to Dec. 20, 2015 (the “Final Interim Credit Agreement Maturity Date”). Accordingly, the Company has classified the borrowings under the Bridge Facility as long-term at March 30, 2008 and Dec. 30, 2007. The senior exchange notes will also mature on the Final Interim Credit Agreement Maturity Date. Holders of the senior exchange notes will have registration rights.

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

Further, pursuant to the Credit Agreement, the Company is required to comply, on a quarterly basis, with a maximum total guaranteed leverage ratio and a minimum interest coverage ratio. For the twelve-month period ending March 30, 2008, the maximum permitted “Total Guaranteed Leverage Ratio” and the minimum permitted “Interest Coverage Ratio” (each as defined in the Credit Agreement) were 9.00 to 1.0 and 1.15 to 1.0, respectively. Both financial covenant ratios are measured on a rolling four-quarter basis and become more restrictive on an annual basis as set forth in the Credit Agreement. At March 30, 2008, the Company was in compliance with these financial covenants. The Company’s ability to remain in compliance with these financial covenants will be impacted by a number of factors, including the Company’s ability to continue to generate sufficient revenues and cash flows, changes in interest rates, the impact of future purchase, sale, joint venture or similar transactions involving the Company or its business units and the other risks and uncertainties set forth in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007.

On March 13, 2008, the Company filed an election to be treated as a subchapter S corporation under the Internal Revenue Code, which election is effective as of the beginning of the Company’s 2008 fiscal year. The Credit Agreement and the Interim Credit Agreement contain affirmative covenants which required the Company to make such election and that the election be effective for fiscal year 2008. The Credit Agreement and Interim Credit Agreement further provide that if the Company fails to maintain the S corporation election for any year beginning with 2009, the Company will be required in each such year to obtain an investment in the Company in the form of common stock or subordinated debt in an amount of up to $100 million. There can be no assurance that the Company will be able to obtain such an investment and the failure to obtain such an investment in those circumstances could result in a default under the Credit Agreement and Interim Credit Agreement.

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

As of March 30, 2008, the Company had outstanding borrowings of $7.6 billion under the Tranche B Facility, $1.4 billion under the Tranche X Facility, and $1.6 billion under the Bridge Facility.  As of March 30, 2008, the applicable interest rate was 5.54% on the Tranche B Facility, 7.40% on the Tranche X Facility and 7.54% on the Bridge Facility.

Interest Rate Swaps—As noted above, the Company is party to three interest rate swaps covered under the Swap Documents. At March 30, 2008, the fair value of these swaps had declined since their inception date of July 3, 2007 by $160 million, which amount is included in long-term debt.  The Company determined that $1.7 million of this change resulted from hedge ineffectiveness.  The remaining $158.3 million change in fair value of these swaps is included, net of taxes, in the accumulated other comprehensive income (loss) component of shareholders’ equity (deficit) at March 30, 2008. The Company is also party to an additional interest rate swap agreement related to the $100 million 7.5% debentures due in 2023 which effectively converts the fixed 7.5% rate to a variable rate based on LIBOR.

Debt Due Within One Year—Debt due within one year at March 30, 2008 included $650 million of borrowings under the Tranche X Facility, $78 million of borrowings under the Tranche B Facility, $211 million related to PHONES, and $23 million of property financing and other obligations. Debt due within one year at Dec. 30, 2007 included $650 million of borrowings under the Tranche X Facility, $76 million of borrowings under the Tranche B Facility, $253 million related to PHONES, and $24 million of property financing and other obligations.  The Company expects to fund interest and principal payments due in 2008 through a combination of cash flows from operations, available borrowings under the Revolving Credit Facility, and, if necessary, dispositions of assets or operations.  The Company’s ability to make scheduled payments or prepayments on its debt and other financial obligations will depend on future financial and operating performance and the ability to dispose of assets on favorable terms.  There can be no assurances that the Company’s businesses will generate sufficient cash flows from operations or that future borrowings under the Revolving Credit Facility will be available in an amount sufficient to satisfy debt maturities or to fund other liquidity needs or that any such asset dispositions can be completed.  The Company’s financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company.

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

Exchangeable Subordinated Debentures due 2029 (“PHONES”)—In 1999, the Company issued 8 million PHONES for an aggregate principal amount of approximately $1.3 billion. The principal amount was equal to the value of 16 million shares of Time Warner common stock at the closing price of $78.50 per share on April 7, 1999. Quarterly interest payments are made to the PHONES holders at an annual rate of 2% of the initial principal. Effective Dec. 31, 2007, the Company has elected to account for the PHONES utilizing the fair value option under FAS No. 159.  Prior to the adoption of FAS No. 159, the Company recorded both cash and non-cash interest expense on the discounted debt component of the PHONES.  Following the adoption of FAS No. 159 for the PHONES, the Company records as interest expense only the cash interest paid on the PHONES.  See below for further information pertaining to the Company’s adoption of FAS No. 159.

The PHONES debenture agreement requires principal payments equal to any dividends declared on the 16 million shares of Time Warner common stock. A payment of $.125 per PHONES was made in the first quarter of 2008 for a Time Warner dividend declared in the fourth quarter of 2007, and a payment of $.125  per PHONES will be due in the second quarter of 2008 for a Time Warner dividend declared in the first quarter of 2008.  The Company records the dividends it receives on its Time Warner common stock as dividend income and accounts for the related payments to the PHONES holders as principal reduction.

The Company may redeem the PHONES at any time for the higher of the principal value of the PHONES ($155.86 per PHONES at March 30, 2008) or the then market value of two shares of Time Warner common stock, subject to certain adjustments. At any time, holders of the PHONES may exchange a PHONES for an amount of cash equal to 95% (or 100% under certain circumstances) of the market value of two shares of Time Warner common stock. At March 30, 2008, the market value per PHONES was $38.08, and the market value of two shares of Time Warner common stock was $27.74. The amount PHONES holders could have received if they had elected to exchange their PHONES for cash on March 30, 2008 was $211 million, which is included in current liabilities at March 30, 2008.

Prior to the adoption of FAS No. 159, the Company accounted for the PHONES under the provisions of FAS No. 133.  Under FAS No. 133, the PHONES consisted of a discounted debt component, which was presented at book value, and a derivative component, which was presented at fair value. Changes in the fair value of the derivative component of the PHONES were recorded in the statement of income. At Dec. 30, 2007, the Company performed a direct valuation of the derivative component of the PHONES utilizing the Black-Scholes option-pricing model.  As noted above, effective Dec. 31, 2007, the Company has elected to account for the PHONES utilizing the fair value option under FAS No. 159.  As a result of this election, the PHONES no longer consists of a discounted debt component, presented at book value, and a derivative component, presented at fair value, but instead is presented based on the fair value of the entire PHONES debt.  The Company made this election as the fair value of the PHONES is readily determinable based on quoted market prices.  Changes in the fair value of the PHONES are recorded in the statement of income.

The following table summarizes the impact of the adoption of FAS No. 159 for the PHONES on the Company’s unaudited condensed consolidated balance sheet (in thousands):

	Balances prior to adoption	Net gain/(loss) upon adoption	Balances after adoption

PHONES debt (current and long-term portions)	$(597,040)	$177,040	$(420,000)
Unamortized debt issuance costs related to PHONES
included in other non-current assets	18,384	(18,384)
Pretax cumulative effect of adoption		158,656
Increase in deferred income tax liabilities		(61,876)
Cumulative effect of adoption (increase to retained earnings)		$96,780

In accordance with FAS No. 159, the $97 million after-tax cumulative effect of adoption was recorded directly to retained earnings and was not included in the Company’s unaudited condensed consolidated statement of operations for the quarter ended March 30, 2008.

The market value of the PHONES, which are traded on the New York Stock Exchange, was $305 million and $420 million at March 30, 2008 and Dec. 30, 2007, respectively.  The outstanding principal balance of the PHONES was $1,247 million and $1,248 million at March 30, 2008 and Dec. 30, 2007, respectively.

NOTE 11: FAIR VALUE OF FINANCIAL INSTRUMENTS

As discussed in Note 1, the Company adopted FAS No. 157 effective Dec. 31, 2007.  FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2008, the FASB issued Staff Position No. 157-2 (“FSP No. 157-2”) which defers the effective date of FAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until one year after the adoption of FAS No. 157.  The Company is currently evaluating the impact of FAS No. 157 on the assets and liabilities within the scope of FSP 157-2, the provisions of which will become effective beginning in the Company’s first quarter of 2009.

In accordance with FAS No. 157, the Company has categorized its financial assets and liabilities into a three-level hierarchy as outlined below.

•
Level One – Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market.  Level One financial assets for the Company include its investment in Time Warner stock related to its PHONES debt and other investments in the securities of public companies that are classified as available for sale.  Level One financial liabilities for the Company include its PHONES debt related to Time Warner stock (see Note 10 for additional information pertaining to the fair value of the Company’s PHONES debt).

•
Level Two – Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.  Level Two financial assets and liabilities also include assets and liabilities whose values are derived from valuation models whose inputs are observable.  Level Two financial assets and liabilities for the Company include its interest rate swaps (see Note 10 for additional information on the Company’s interest rate swaps).

•
Level Three – Financial assets and liabilities whose values are based on valuation models or pricing techniques that utilize unobservable inputs that are significant to the overall fair value measurement.  The Company does not currently have any Level Three financial assets or liabilities.

The following table presents the financial assets and liabilities measured at fair value on a recurring basis on the Company’s unaudited condensed consolidated balance sheet at March 30, 2008 (in thousands):

	March 30, 2008
	Level 1	Level 2

Financial Assets:
Time Warner stock related to PHONES	$221,920	$—
Other investments in securities of public companies	3,923	—
Interest rate swaps	—	38,658
Total	$225,843	$38,658

Financial Liabilities:
PHONES debt related to Time Warner stock	$304,640	$—
Interest rate swaps	—	193,872
Total	$304,640	$193,872

NOTE 12:  COMPREHENSIVE INCOME

Comprehensive income (loss) reflects all changes in the net assets of the Company during the period from transactions and other events and circumstances, except those resulting from stock issuances, stock repurchases and dividends.  The Company’s comprehensive income (loss) includes net income (loss) and other gains and losses.

The Company’s comprehensive income (loss) was as follows (in thousands):

	First Quarter
	2008	2007

Net income (loss)	$1,823,462	$(23,295)
Change in unrecognized benefit cost loss, net of taxes	(11,565)	—
Adjustment for previously unrecognized benefit cost (gains) and losses included in net income, net of taxes	6,351	7,642
Unrealized loss on marketable securities, net of taxes	(1,369)	(611)
Unrecognized losses on cash flow hedging instruments:
Change in losses on cash flow hedging instruments, net of taxes	(68,455)	—
Adjustment for losses on cash flow hedging instruments included in net income, net of taxes	28	—
Unrecognized losses on cash flow hedging instruments, net of taxes	(68,427)	—
Change in foreign currency translation adjustments, net of taxes	(6)	17
Other comprehensive income (loss)	(75,016)	7,048
Comprehensive income (loss)	$1,748,446	$(16,247)

NOTE 13:  OTHER MATTERS

Media Ownership Rules—Various aspects of the Company’s operations are subject to regulation by governmental authorities in the United States.  The Company’s television and radio broadcasting operations are subject to Federal Communications Commission (“FCC”) jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses, and limit the number of media interests in a local market that a single entity can own.  Federal law also regulates the rates charged for political advertising and the quantity of advertising within children’s programs.

On Nov. 30, 2007, the FCC issued an order (the “Order”) granting applications of the Company to transfer control of the Company from the shareholders to the ESOP.  In the Order, the FCC granted the Company temporary waivers of the newspaper/broadcast cross-ownership rule in Miami, Florida (WSFL-TV and the South Florida Sun-Sentinel); Hartford, Connecticut (WTXX-TV/WTIC-TV and the Hartford Courant); Los Angeles, California (KTLA-TV and the Los Angeles Times); and New York, New York (WPIX-TV and Newsday), for a six-month period beginning Jan. 1, 2008.  The six-month waiver could be automatically extended under two conditions: (1) if the Company appeals the Order, the waivers are extended for the longer of two years or six months after the conclusion of the litigation over the Order; or (2) if the FCC adopts a revised newspaper-broadcast cross-ownership rule prior to Jan. 1, 2008, the waivers are extended for a two-year period to allow the Company to come into compliance with any revised rule, provided that in the event the revised rule is the subject of a judicial stay, the waiver is extended until six months after the expiration of any such stay.

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

Various parties have filed petitions for reconsideration of the Order with the FCC, which the company opposed.  The Company also filed an appeal of the Order in the United States Court of Appeals for the District of Columbia Circuit on Dec. 3, 2007, thus automatically extending the waivers for two years or until six months after the conclusion of that appeal, whichever is longer.  The appeal has been held in abeyance pending FCC action on the petitions for reconsideration.  Intervenors have filed a motion to dismiss the appeal, which the Company opposed.  A decision on the motion to dismiss has been deferred until briefing on the merits.

On Dec. 18, 2007, the FCC announced in an FCC news release the adoption of revisions to the newspaper/broadcast cross-ownership rule. The FCC, on Feb. 4, 2008, released the full text of the rule.  The revised rule establishes a presumption that the common ownership of a daily newspaper of general circulation and either a television or a radio broadcast station in the top 20 Nielsen Designated Market Areas (“DMAs”) would serve the public interest, provided that, if the transaction involves a television station, (i) at least eight independently owned and operating major media voices (defined to include major newspapers and full-power commercial television stations) would remain in the DMA following the transaction and (ii) the cross-owned television station is not among the top-four ranked television stations in the DMA. Other proposed newspaper/broadcast transactions would be presumed not to be in the public interest, except in the case of a “failing” station or newspaper, or in the event that the proposed transaction results in a new source of news in the market. The FCC did not further relax the television-radio cross-ownership rules, the radio local ownership rules, or the television duopoly rules. Under the rule adopted, the Company would be entitled to a presumption in favor of common ownership in three of the four of the Company’s cross-ownership markets (New York, New York, Los Angeles, California, Miami, Florida) not covered by the FCC’s grant of a permanent waiver (Chicago, Illinois). Various parties, including the Company, have sought judicial review of the FCC’s order adopting the new rule.

Congress removed national limits on the number of broadcast stations a licensee may own in 1996. However, federal law continues to limit the number of radio and television stations a single owner may own in a local market, and caps the percentage of the national television audience that may be reached by a licensee’s television stations in the aggregate at 39%.

Television and radio broadcasting licenses are subject to renewal by the FCC, at which time they may be subject to petitions to deny the license renewal applications. At March 30, 2008, the Company had FCC authorization to operate 23 television stations and one AM radio station.  In order to expedite the renewal grants, the Company entered into tolling agreements with the FCC for WPIX-TV, New York, WDCW-TV, Washington, D.C., WGNO-TV, New Orleans, WXIN-TV, Indianapolis, WXMI-TV, Grand Rapids, WGN-TV, Chicago, WPHL-TV, Philadelphia, KWGN-TV, Denver, KHCW-TV, Houston, KTLA-TV, Los Angeles, KTXL-TV, Sacramento, KSWB-TV, San Diego, KCPQ-TV, Seattle/Tacoma, WTIC-TV, and WPMT-TV Harrisburg, Pennsylvania).  The tolling agreements would allow the FCC to penalize the Company for rule violations that occurred during the previous license term notwithstanding the grant of renewal applications.

The television industry is in the final stages of the transition to digital television (“DTV”). By law, the transition to DTV is to occur by Feb. 17, 2009. The FCC has issued an order with the final, post-transition DTV channel assignments for every full power television station in the U.S. It also recently completed a proceeding that established the operating rules for DTV stations just before and after the transition in February 2009. Conversion to digital transmission requires all television broadcasters, including those owned by the Company, to invest in digital equipment and facilities. At March 30, 2008, all of the Company’s television stations were operating DTV stations in compliance with the FCC’s rules.

The FCC still has not resolved a number of issues relating to the operation of DTV stations, including the possible imposition of additional “public interest” obligations attached to broadcasters’ use of digital spectrum.

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

Variable Interest Entities—The Company holds significant variable interests, as defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” in Classified Ventures, LLC, ShopLocal, LLC and Topix, LLC, but the Company has determined that it is not the primary beneficiary of these entities.  The Company’s maximum loss exposure related to these entities is limited to its equity investments in Classified Ventures, LLC, ShopLocal, LLC, and Topix, LLC, which were $46 million, $33 million and $23 million, respectively, at March 30, 2008.

Acquisition of TMCT Real Properties—On Sept. 22, 2006, the Company amended the terms of its lease agreement with TMCT, LLC, an investment trust in which the Company formerly held an interest following the Company’s acquisition of The Times Mirror Company in 2000 and from which the Company leased eight real properties (see Note 8 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007 for further information on the Company’s interest in TMCT, LLC).  Under the terms of the amended lease, the Company was granted an accelerated option to acquire the eight properties during the month of January 2008 for $175 million. The Company exercised this option on Jan. 29, 2008 and the acquisition was completed on April 28, 2008.  In connection with this acquisition, the related property financing obligation of $30 million at March 30, 2008 was extinguished (see Note 10).  No gain or loss will be recorded as a result of the acquisition.

New Accounting Standards—In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS No. 160”), which provides accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that an ownership interest in a subsidiary should be reported as a separate component of equity in the consolidated financial statements, requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and provides for expanded disclosures in the consolidated financial statements. FAS No. 160 is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008 and interim periods beginning within these fiscal years. The Company is currently evaluating the impact of adopting FAS No. 160 on its consolidated financial statements.

In December 2007, the FASB issued FASB Statement No. 141 (revised 2007), “Business Combinations” (“FAS No. 141R”), which addresses, among other items, the recognition and accounting for identifiable assets acquired and liabilities assumed in business combinations.  FAS No. 141R also establishes expanded disclosure requirements for business combinations.  FAS No. 141R is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008 and interim periods beginning within these fiscal years.  The Company is currently evaluating the impact of adopting FAS No. 141R on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (FAS No. 161), which requires enhanced disclosures for derivative and hedging activities.  FAS No. 161 is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008 and interim periods beginning within these fiscal years. Early adoption is permitted.  The Company is currently evaluating the impact of adopting FAS No. 161 on its consolidated financial statements.

NOTE 14:  SEGMENT INFORMATION

Financial data for each of the Company’s business segments, from continuing operations, was as follows (in thousands):

	First Quarter
	2008	2007

Operating revenues:
Publishing	$822,966	$926,371
Broadcasting and entertainment	291,682	283,008
Total operating revenues	$1,114,648	$1,209,379

Operating profit(1):
Publishing	$36,654	$140,176
Broadcasting and entertainment	135,195	61,382
Corporate expenses	(28,497)	(19,641)
Total operating profit	$143,352	$181,917

	March 30, 2008	Dec. 30, 2007

Assets:
Publishing	$8,057,468	$8,121,133
Broadcasting and entertainment	4,029,688	3,993,933
Corporate	876,794	1,000,873
Assets held for sale	10,432	33,780
Total assets	$12,974,382	$13,149,719

(1)	Operating profit for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the first quarter of 2008 to the first quarter of 2007.  This commentary should be read in conjunction with the Company’s unaudited condensed consolidated financial statements, which are also presented in this Form 10-Q.  Certain prior year amounts have been reclassified to conform with the 2008 presentation.

FORWARD-LOOKING STATEMENTS

The discussion contained in this Item 2 (including, in particular, the discussion under “Liquidity and Capital Resources”), the information contained in the preceding notes to the unaudited condensed consolidated financial statements and the information contained in Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” contain certain comments and forward-looking statements that are based largely on the Company’s current expectations.  Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007.  Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: our ability to generate sufficient cash to service the significant debt levels and other financial obligations that resulted from the Leveraged ESOP Transactions (as defined below in “Significant Events”); our ability to comply with or obtain modifications or waivers of the financial covenants contained in our senior credit facilities, and the potential impact to our operations and liquidity as a result of the restrictive covenants in such senior credit facilities; our dependency on dividends and distributions from our subsidiaries to make payments on our indebtedness; increased interest rate risk due to our higher level of variable rate indebtedness; the ability to maintain our subchapter S corporation status; changes in advertising demand, circulation levels and audience shares; regulatory and judicial rulings; availability and cost of broadcast rights; competition and other economic conditions; changes in newsprint prices; changes in the Company’s credit ratings and interest rates; changes in accounting standards; adverse results from litigation, governmental investigations or tax-related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, investments and divestitures; the effect of derivative transactions; the Company’s reliance on third-party vendors for various services; and events beyond the Company’s control that may result in unexpected adverse operating results.

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

SIGNIFICANT EVENTS

S Corporation Election—On March 13, 2008, the Company filed an election to be treated as a subchapter S corporation under the Internal Revenue Code, which election is effective as of the beginning of the Company’s 2008 fiscal year.  The Company also elected to treat essentially all of its subsidiaries as qualified subchapter S subsidiaries.  Subject to certain limitations (such as the built-in capital gains tax applicable for ten years to gains accrued prior to the election), the Company is no longer subject to federal income tax.  Instead, the Company’s income will be required to be reported by its shareholders.  The Company’s Employee Stock Ownership Plan, the Company’s sole shareholder (see Note 5 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof), will not be taxed on the share of income that is passed through to it because the Employee Stock Ownership Plan is a qualified employee benefit plan.  Although most states in which the Company operates recognize the S corporation status, some impose income taxes at a reduced rate.

As a result of the election and in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 109, “Accounting for Income Taxes”, the Company has eliminated approximately $1,859 million of net deferred income tax liabilities as of Dec. 31, 2007, and has recorded such adjustment as a reduction in the Company’s provision for income tax expense in the first quarter of 2008.  The Company will continue to report deferred income taxes relating to states that assess taxes on S corporations, subsidiaries which are not qualified subchapter S subsidiaries, and potential asset dispositions that the Company expects will be subject to the built-in gains tax.

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

●
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

●
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

●
On April 23, 2007, pursuant to a purchase agreement dated April 1, 2007 (the “Zell Entity Purchase Agreement”), the Zell Entity made an initial investment of $250 million in the Company in exchange for (1) 1,470,588 shares of the Company’s common stock at a price of $34.00 per share and (2) an unsecured subordinated exchangeable promissory note of the Company in the principal amount of $200 million.  The shares were converted at the effective time of the Merger into the right to receive $34.00 per share in cash, and the unsecured subordinated exchangeable promissory note, including approximately $6 million of interest accrued thereon, was repaid by the Company immediately prior to the Merger.  Pursuant to the Zell Entity Purchase Agreement, on May 9, 2007, Mr. Zell was appointed as a member of the Board.

●
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

•
On June 4, 2007, the Chandler Trusts entered into an underwriting agreement with Goldman, Sachs & Co. (“Goldman Sachs”) and the Company, pursuant to which the Chandler Trusts sold an aggregate of 20,351,954 shares of the Company’s common stock, which represented the remainder of the shares of the Company’s common stock owned by them following the Share Repurchase, through a block trade underwritten by Goldman Sachs. The shares were offered pursuant to the shelf registration statement filed by the Company on April 25, 2007.

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

•
Following the consummation of the Merger, the Zell Entity purchased from the Company, for an aggregate of $315 million, a $225 million subordinated promissory note and a 15-year warrant.  For accounting purposes, the subordinated promissory note and 15-year warrant were recorded at fair value based on the relative fair value method. The warrant entitles the Zell Entity to purchase 43,478,261 shares of the Company’s common stock (subject to adjustment), which represents approximately 40% of the economic equity interest in the Company following the Merger (on a fully-diluted basis, including after giving effect to share equivalents granted under a new management equity incentive plan which is described in Note 4 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof). The warrant has an initial aggregate exercise price of $500 million, increasing by $10 million per year for the first 10 years of the warrant, for a maximum aggregate exercise price of $600 million (subject to adjustment). Thereafter, the Zell Entity assigned minority interests in the subordinated promissory note and the warrant to certain permitted assignees.

•
On Dec. 20, 2007, the Company notified the New York Stock Exchange (the “NYSE”) that the Merger was consummated and requested that the Company’s common stock (and associated Series A junior participating preferred stock purchase rights) be suspended from the NYSE, effective as of the close of the market on Dec. 20, 2007.  Subsequently, the NYSE filed with the Securities and Exchange Commission an application on Form 25 reporting that the shares of the Company’s common stock and associated Series A junior participating preferred stock purchase rights are no longer listed on the NYSE.

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

On June 4, 2007, proceeds from the Tranche X Facility and the Tranche B Facility were used by the Company in connection with the consummation of the Share Repurchase and to refinance the Company’s former five-year credit agreement and former bridge credit agreement.

The Revolving Credit Facility includes a letter of credit subfacility in an amount up to $250 million and a swing line facility in an amount up to $100 million.  As of March 30, 2008, the Company had $65 million of letters of credit outstanding. Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes.

On Dec. 20, 2007, the Company entered into (i) a $1.6 billion senior unsecured interim loan agreement (the “Interim Credit Agreement”) and (ii) a number of increase joinders pursuant to which the Incremental Facility became a part of the Tranche B Facility under the Credit Agreement (the Incremental Facility and Tranche B Facility are hereinafter referred to collectively as the Tranche B Facility). The Interim Credit Agreement contains a $1.6 billion twelve-month bridge facility (the “Bridge Facility”). The total proceeds of $3.705 billion from the Bridge Facility and the Incremental Facility were used by the Company, among other ways, in connection with the consummation of the Merger and for general corporate purposes.

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

The Tranche B Facility is a seven-year facility which matures on June 4, 2014 and also amortizes at a rate of 1.0% per annum (payable quarterly). The Revolving Facility is a six-year facility and matures on June 4, 2013.  In February 2008, the Company refinanced $25 million of its medium-term notes with borrowings under the Delayed Draw Facility.  The Delayed Draw Facility automatically becomes part of the Tranche B Facility as amounts are borrowed and amortizes based upon the Tranche B Facility amortization schedule. The Company intends to use the Delayed Draw Facility to refinance approximately $238 million of its remaining medium-

term notes as they mature during 2008.  Accordingly, the Company has classified its medium-term notes as long-term at March 30, 2008 and Dec. 30, 2007.

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

Upon execution of the Interim Credit Agreement, loans under the Bridge Facility bore interest per annum at a variable rate equal to, at the Company’s election, the applicable base rate plus a margin of 350 basis points or LIBOR plus a margin of 450 basis points. On March 20, 2008, pursuant to the terms of the Interim Credit Agreement, such margins increased by 50 basis points per annum and will continue to increase by this amount each quarter, subject to specified caps, a portion of which interest may be payable through an interest payable-in-kind feature.  Subject to certain prepayment restrictions contained in the Credit Agreement, the Bridge Facility is prepayable at any time prior to maturity without penalty, including in connection with the issuance of up to $1.6 billion of high-yield notes.

If any loans under the Bridge Facility remain outstanding on Dec. 20, 2008, the lenders thereunder will have the option, subject to the terms of the Interim Credit Agreement, at any time and from time to time to exchange such initial loans for senior exchange notes that the Company will issue under a senior indenture, and the maturity date of any initial loans that are not exchanged for senior exchange notes will, unless a bankruptcy event of default has occurred and is continuing on such date, automatically be extended to Dec. 20, 2015 (the “Final Interim Credit Agreement Maturity Date”). Accordingly, the Company has classified the borrowings under the Bridge Facility as long-term at March 30, 2008 and Dec. 30, 2007. The senior exchange notes will also mature on the Final Interim Credit Agreement Maturity Date. Holders of the senior exchange notes will have registration rights.

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

Borrowings under the Credit Agreement are guaranteed on a senior basis by certain of the Company’s direct and indirect U.S. subsidiaries and secured by a pledge of the equity interests of Tribune Broadcasting Holdco, LLC and Tribune Finance, LLC, two subsidiaries of the Company.  The Company’s other senior notes and senior debentures are secured on an equal and ratable basis with the borrowings under the Credit Agreement as required by the terms of the indentures governing such notes and debentures. Borrowings under the Interim Credit Agreement are unsecured, but are guaranteed on a senior subordinated basis by certain of the Company's direct and indirect U.S. subsidiaries.

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

Further, pursuant to the Credit Agreement, the Company is required to comply, on a quarterly basis, with a maximum total guaranteed leverage ratio and a minimum interest coverage ratio. For the twelve-month period ending March 30, 2008, the maximum permitted “Total Guaranteed Leverage Ratio” and the minimum permitted “Interest Coverage Ratio” (each as defined in the Credit Agreement) were 9.00 to 1.0 and 1.15 to 1.0, respectively. Both financial covenant ratios are measured on a rolling four-quarter basis and become more restrictive on an annual basis as set forth in the Credit Agreement. At March 30, 2008, the Company was in compliance with these financial covenants. The Company’s ability to remain in compliance with these financial covenants will be impacted by a number of factors, including the Company’s ability to continue to generate sufficient revenues and cash flows, changes in interest rates, the impact of future purchase, sale, joint venture or similar transactions involving the Company or its business units and the other risks and uncertainties set forth in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007.

The Company filed an election to be treated as a subchapter S corporation under the Internal Revenue Code on March 13, 2008, which election is effective as of the beginning of the Company’s 2008 fiscal year. The Credit Agreement and the Interim Credit Agreement contain affirmative covenants which required the Company to make such election and that the election be effective for fiscal year 2008. The Credit Agreement and Interim Credit Agreement further provide that if the Company fails to maintain the S corporation election for any year beginning with 2009, the Company will be required in each such year to obtain an investment in the Company in the form of common stock or subordinated debt in an amount of up to $100 million. There can be no assurance that the Company will be able to obtain such an investment and the failure to obtain such an investment in those circumstances could result in a default under the Credit Agreement and Interim Credit Agreement.

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

As of March 30, 2008, the Company had outstanding borrowings of $7.6 billion under the Tranche B Facility,

$1.4 billion under the Tranche X Facility, and $1.6 billion under the Bridge Facility.  As of March 30, 2008, the applicable interest rate was 5.54% on the Tranche B Facility, 7.40% on the Tranche X Facility and 7.54% on the Bridge Facility.

Publishing Discontinued Operations—The Company announced an agreement to sell the New York edition of Hoy, the Company’s Spanish-language daily newspaper (“Hoy, New York”) on Feb. 12, 2007, and completed the sale on May 15, 2007.  In March 2007, the Company announced its intentions to sell its Southern Connecticut Newspapers—The Advocate (Stamford) and Greenwich Time (collectively “SCNI”).  The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greenwich, Connecticut, which was sold in a separate transaction that closed on April 22, 2008.  In the first quarter of 2007, the Company recorded a pretax loss of $19 million ($33 million after taxes) to write down the net assets of SCNI to estimated fair value, less costs to sell.  In the first quarter of 2008, the Company recorded an additional $.5 million after-tax loss on the sale of SCNI.  During the third quarter of 2007, the Company began actively pursuing the sale of the stock of one of its subsidiaries, EZ Buy & EZ Sell Recycler Corporation (“Recycler”).  The sale of Recycler closed on Oct. 17, 2007.

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

Critical Accounting Policies—As of March 30, 2008, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007, have not changed from Dec. 30, 2007, except for the adoption of FASB Statement No. 157, “Fair Value Measurements” (“FAS No. 157”) and FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), both of which were adopted effective Dec. 31, 2007.  The Company has elected to account for its PHONES debt utilizing the fair value option under FAS No. 159.  The effects of this election were recorded as of Dec. 31, 2007, and included a $177 million decrease in PHONES debt related to Time Warner stock, a $62 million increase in deferred income tax liabilities, an $18 million decrease in other assets, and a $97 million increase in retained earnings.  In accordance with FAS No. 159, the $97 million retained earnings increase was not included in the Company’s unaudited condensed consolidated statement of operations for the quarter ended March 30, 2008.  See Note 10 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof for additional information regarding the Company’s adoption of FAS No. 159.  The adoption of FAS No. 157 had no impact on the Company’s consolidated financial statements.  See Note 11 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof for additional disclosures related to the fair value of financial instruments included in the Company’s unaudited condensed consolidated balance sheet at March 30, 2008.

As disclosed in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007, the Company performs its annual impairment review of goodwill and other intangible assets not subject to amortization in the fourth quarter of each year in accordance with FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  Under FAS No. 142, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values.  The valuation of intangible assets requires assumptions and estimates of many critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates.  The Company has experienced continued declines in its consolidated operating results during the first quarter of 2008, particularly in its publishing reporting unit. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in a non-cash impairment charge in the future under FAS No. 142.

NON-OPERATING ITEMS

The first quarters of 2008 and 2007 included several non-operating items, summarized as follows:

	First Quarter 2008		First Quarter 2007
(in millions)	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)

Gain (loss) on change in fair values of PHONES and related investment	$69.9	$69.1	$(69.8)	$(42.6)
Strategic transaction expenses	—	—	(14.4)	(13.8)
Other, net	(.9)	(1.1)	.5	(.8)
Income tax adjustment	—	1,859.3	—	—
Total non-operating items	$69.0	$1,927.3	$(83.7)	$(57.2)

In the first quarter of 2008, the $70 million non-cash pretax gain on change in fair values of PHONES and related investment resulted primarily from a $115 million decrease in the fair value of the Company’s PHONES, partially offset by a $45 million decrease in the fair value of 16 million shares of Time Warner common stock.  Effective Dec. 31, 2007, the Company has elected to account for its PHONES utilizing the fair value option under FAS No. 159.  As a result of this election, the Company no longer measures just the changes in fair value of the derivative component of the PHONES, but instead measures the changes in fair value of the entire PHONES debt.  See Note 10 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof for further information pertaining to the Company’s adoption of FAS No. 159.  The favorable income tax adjustment of $1,859 million in the first quarter of 2008 related to the Company’s election to be treated as a subchapter S corporation, which resulted in the elimination of essentially all of the Company’s net deferred tax liabilities.  See Note 3 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof for further information pertaining to the Company’s election to be treated as a subchapter S corporation.

In the first quarter of 2007, the $70 million non-cash pretax loss on change in fair values of PHONES and related investment resulted primarily from a $36 million increase in the fair value of the derivative component of the Company’s PHONES and a $33 million decrease in the fair value of 16 million shares of Time Warner common stock.  The strategic transaction expenses in the first quarter of 2007 related to a special strategic review and the Leveraged ESOP Transactions.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues.  Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues.  Results for the second quarter usually reflect spring advertising, while the fourth quarter includes advertising related to the holiday season.  Results for the 2008 and 2007 first quarters reflect these seasonal patterns.  Unless otherwise stated, the Company’s discussion of its results of operations relates to continuing operations, and therefore excludes Hoy, New York, SCNI, and Recycler.  See the discussion under “Discontinued Operations” contained in this Item 2 for further information on the results from discontinued operations.

CONSOLIDATED

The Company’s consolidated operating results for the first quarters of 2008 and 2007 are shown in the table below:

	First Quarter
(in millions)	2008	2007	Change

Operating revenues	$1,115	$1,209	-	8%
Operating profit(1)	$143	$182	-	21%
Net income on equity investments	$17	$13	+	32%
Net income:
Income from continuing operations(2)	$1,824	$11		*
Loss from discontinued operations, net of tax	(1)	(34)		*
Net income (loss)	$1,823	$(23)		*

(1)	Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.
(2)
Due to the Company’s election to be treated as a subchapter S corporation beginning in 2008, essentially all of its net deferred tax liabilities have been eliminated as of Dec. 31, 2007.  This resulted in a $1,859 million reduction in income tax expense in the first quarter of 2008.

* Not meaningful

Operating Revenues and Profit—Consolidated operating revenues and operating profit by business segment for the first quarters of 2008 and 2007 were as follows:

	First Quarter
(in millions)	2008	2007	Change

Operating revenues
Publishing	$823	$926	-	11%
Broadcasting and entertainment	292	283	+	3%
Total operating revenues	$1,115	$1,209	-	8%

Operating profit(1)
Publishing	$37	$140	-	74%
Broadcasting and entertainment(2)	135	61	+	120%
Corporate expenses	(28)	(20)	-	45%
Total operating profit	$143	$182	-	21%

(1)	Operating profit for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.
(2)	Includes a gain of $83 million on the sale of the real estate and related assets of the Company’s studio production lot located in Hollywood, California.

Consolidated operating revenues for the 2008 first quarter fell 8% to $1.12 billion from $1.21 billion in 2007 due to a decline in publishing revenues, partially offset by an increase in broadcasting and entertainment revenues.

Consolidated operating profit decreased 21%, or $39 million, in the 2008 first quarter.  Publishing operating profit decreased 74%, or $103 million, in the first quarter of 2008.  Publishing operating profit in the 2008 first quarter included severance and related charges of $13 million and special termination benefits of $24 million for staff reductions.  Broadcasting and entertainment operating profit was up 120%, or $74 million, in the 2008 first quarter primarily due to a gain of $83 million on the sale of the real estate and related assets of its studio production lot located in Hollywood, California, partially offset by a severance charge of $9 million.

Operating Expenses—Consolidated operating expenses for the first quarters were as follows:

	First Quarter
(in millions)	2008	2007	Change

Cost of sales (exclusive of items shown below)	$599	$614	-	2%
Selling, general and administrative	315	356	-	12%
Depreciation and amortization	57	57		—
Total operating expenses	$971	$1,027	-	5%

Cost of sales decreased 2%, or $15 million, in the first quarter of 2008.  Compensation expense decreased 3%, or $6 million, in the first quarter of 2008 primarily due to the impact of position eliminations during 2007.  Newsprint and ink expense decreased 18%, or $20 million, as a result of a 14% drop in newsprint consumption and a 4% decline in average newsprint costs.  Programming expense increased 7%, or $6 million, due to higher broadcast rights amortization.

Selling, general and administrative (“SG&A”) expenses were down 12%, or $41 million, in the first quarter of 2008.  SG&A expenses in the first quarter of 2008 included severance and related charges of $39 million and special termination benefits of $24 million, partially offset by compensation savings from staff reductions.  The special termination benefits will be provided through enhanced pension benefits payable by the Company’s pension plan.  The severance and related charges included approximately $32 million of costs related to the Company’s transitional compensation plan.  SG&A expenses in the first quarter of 2008 also included the gain of $83 million on the sale of the studio production lot and $8 million of stock-based compensation expense related to the Company’s new management equity incentive plan.  SG&A expenses in the first quarter of 2007 included $18 million of stock-based compensation expense.

PUBLISHING

Operating Revenues and Profit—The following table presents publishing operating revenues, operating expenses and operating profit for the first quarters of 2008 and 2007.  References in this discussion to individual daily newspapers include their related businesses.

	First Quarter
(in millions)	2008	2007	Change

Operating revenues	$823	$926	-	11%
Operating expenses	786	786		—
Operating profit(1)	$37	$140	-	74%

(1)	Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

Publishing operating revenues decreased 11%, or $103 million, in the 2008 first quarter.  The largest declines were at Los Angeles, Chicago, Newsday, South Florida and Orlando.

Operating profit for the 2008 first quarter decreased 74%, or $103 million, mainly due to the lower revenues.  Operating expenses were flat in the 2008 first quarter as workforce reduction costs and an increase in circulation distribution expense were offset by decreases in newsprint and ink, outside services, promotion expenses and compensation savings from staff reductions.

Publishing operating revenues, by classification, for the first quarters of 2008 and 2007 were as follows:

	First Quarter
(in millions)	2008	2007	Change
Advertising
Retail	$269	$292	-	8%
National	161	178	-	10%
Classified	186	256	-	27%
Total advertising	616	726	-	15%
Circulation	130	135	-	3%
Other	77	65	+	17%
Total revenues	$823	$926	-	11%

Total advertising revenues were down 15%, or $110 million, in the 2008 first quarter.  Retail advertising revenues were down 8%, or $23 million, primarily due to declines in the hardware/home improvement stores, furniture/home furnishings, specialty merchandise, department stores, and other retail categories, partially offset by an increase in the food and drug stores category.  Preprint revenues decreased 8%, or $12 million, in the first quarter primarily due to decreases at Los Angeles, South Florida, Chicago, and Hartford.  National advertising revenues decreased 10%, or $17 million, in the first quarter primarily due to decreases in the telecom/wireless and auto categories, partially offset by increases in the healthcare and media categories.  Classified advertising revenues decreased 27%, or $70 million, in the first quarter of 2008.  The decline was primarily due to a 41% decrease in real estate, a 33% decline in help wanted and an 8% reduction in auto advertising.  Interactive revenues, which are included in the above advertising categories, were flat as increases in retail and national were offset by a decrease in classified advertising due to declines in the classified help wanted and real estate categories, partially offset by an increase in the classified auto category.

Publishing advertising volume for the first quarters was as follows:

	First Quarter
Inches (in thousands)	2008	2007	Change
Full run
Retail	1,156	1,213	-	5%
National	686	701	-	2%
Classified	1,706	2,065	-	17%
Total full run	3,548	3,979	-	11%
Part run	3,725	4,715	-	21%
Total inches	7,273	8,694	-	16%

Preprint pieces (in millions)	3,140	3,435	-	9%

Full run advertising inches decreased 11% in the 2008 first quarter.  Full run retail advertising inches decreased 5% in the first quarter due to declines at Chicago, Orlando and Los Angeles.  Full run national advertising inches were down 2% in the first quarter, as increases at Newport News and Los Angeles were more than offset by decreases at Chicago, South Florida, Newsday and Hartford.  Full run classified advertising inches declined 17% in the first quarter due to decreases at Orlando, South Florida, Chicago, Newsday and Baltimore.  Part run advertising inches decreased 21% in the first quarter primarily due to decreases at Los Angeles, Chicago, South Florida and Orlando.  Preprint advertising pieces decreased 9% in the first quarter mainly due to decreases at Los Angeles, Chicago, South Florida and Baltimore.

Circulation revenues were down 3% due to a decline in total net paid circulation copies for both daily and Sunday, partially offset by selective price increases.  The largest revenue declines were at Los Angeles, Chicago and Newsday.  Circulation revenues increased at South Florida and Orlando.  Total net paid circulation averaged 2.7 million copies daily (Mon-Fri) in the first quarter, down 6% from the prior year, and 3.9 million copies Sunday, representing a decline of 5% from the prior year.  Individually paid circulation

 (home delivery plus single copy) in the first quarter of 2008 was down 6% for both daily and Sunday.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities.  Other revenues increased 17%, or $12 million, in the first quarter primarily due to increased delivery revenue for third-party publications.

Operating Expenses—Publishing operating expenses for the first quarters were as follows:

	First Quarter
(in millions)	2008	2007	Change

Compensation	$348	$328	+	6%
Newsprint and ink	94	114	-	18%
Circulation distribution	124	119	+	5%
Outside services	72	75	-	4%
Promotion	20	22	-	6%
Depreciation and amortization	44	44		—
Other	84	84		—
Total operating expenses	$786	$786		—

Publishing operating expenses were flat in the 2008 first quarter.  Compensation expense increased 6%, or $20 million, in the first quarter of 2008 primarily due to $14 million of severance and related charges and $24 million of special termination benefits, partially offset by the impact of a 5% (860 full-time equivalent positions) reduction in staffing and a decrease of $3 million in stock-based compensation.  Newsprint and ink expense decreased 18%, or $20 million, as a result of a 14% drop in consumption and a 4% decline in average newsprint costs.  Circulation distribution expense increased 5%, or $5 million, in the first quarter due to delivery of additional products.  Outside services expense was down 4%, or $3 million, largely due to a decrease in outside printing.  Promotion expense decreased 6%, or $2 million, due to the Company’s efforts to reduce costs in 2008.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit—The following table presents broadcasting and entertainment operating revenues, operating expenses and operating profit for the first quarters of 2008 and 2007.  Entertainment includes Tribune Entertainment and the Chicago Cubs.

	First Quarter
(in millions)	2008	2007	Change

Operating revenues
Television	$278	$264	+	5%
Radio/entertainment	14	19	-	28%
Total operating revenues	$292	$283	+	3%

Operating expenses
Television	$215	$198	+	9%
Radio/entertainment(2)	(59)	24		*
Total operating expenses	$156	$222	-	29%

Operating profit (loss)(1)
Television	$63	$67	-	6%
Radio/entertainment(2)	72	(6)		*
Total operating profit	$135	$61	+	120%

(1)	Operating profit excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.
(2)	Includes the gain of $83 million on the sale of the studio production lot.

* Not meaningful

Broadcasting and entertainment operating revenues increased 3%, or $9 million, in the 2008 first quarter.  Television revenues were up 5%, or $14 million, in the first quarter of 2008 primarily due to higher national advertising revenues.  Radio/entertainment revenues were down 28%, or $5 million, primarily due to lower revenues at Tribune Entertainment.

Operating profit for broadcasting and entertainment was up 120%, or $74 million, in the 2008 first quarter.  Television operating profit decreased 6%, or $4 million, primarily due to higher operating expenses.  Radio/entertainment operating profit increased $78 million, primarily due to a gain of $83 million on the sale of the studio production lot, partially offset by the decline in revenues.

Operating Expenses—Broadcasting and entertainment operating expenses for the first quarters of 2008 and 2007 were as follows:

	First Quarter
(in millions)	2008	2007	Change

Compensation	$83	$74	+	13%
Programming	89	83	+	7%
Depreciation and amortization	13	13		—
Other	54	52	+	4%
Gain on sale of assets(1)	(83)	—		*
Total operating expenses	$156	$222	-	29%

(1)	Gain on sale of assets represents the gain on sale of the studio production lot.

* Not meaningful

Broadcasting and entertainment operating expenses decreased 29%, or $66 million, in the 2008 first quarter.  Compensation expense increased 13%, or $9 million, in the first quarter of 2008 primarily due to a $9 million severance charge.  Programming expense increased 7%, or $6 million, due to higher broadcast rights amortization.  Other cash expenses were up 4%.

CORPORATE EXPENSES

Corporate expenses for the 2008 first quarter increased $9 million, or 45%, from the first quarter of 2007 primarily due to severance and related charges of $16 million and approximately $1 million of special termination benefits, partially offset by a decrease of $6 million in stock-based compensation expense.

EQUITY RESULTS

Net income on equity investments increased $4 million to $17 million in the 2008 first quarter.  The increase was due primarily to an improvement at TV Food Network.

INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE, AND INCOME TAXES

Interest and dividend income for the 2008 first quarter increased $1 million to $4 million due to higher average cash balances and an increase in Time Warner dividend income.  Interest expense for the 2008 first quarter increased to $263 million from $83 million due to higher debt levels.  Debt was $12.6 billion at the end of the 2008 first quarter, compared with $5.0 billion at the end of the first quarter of 2007.  The increase was primarily due to higher debt levels in connection with the consummation of the Leveraged ESOP Transactions.

In the first quarter of 2008, income tax expense applicable to continuing operations amounted to a net benefit of $1,854 million and was comprised of the favorable $1,859 million deferred income tax adjustment that resulted from the Company’s S corporation election and a provision of $5 million.  The provision was primarily for interest on uncertain tax positions.  The effective tax rate on income from continuing operations was 63.1% in the first quarter of 2007.  The effective tax rate for the 2007 first quarter was affected by certain non-operating items that were not deductible for tax purposes.  See Note 7 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof for a summary of non-operating items.  In the aggregate, non-operating items increased the effective tax rate in the first quarter of 2007 by 23.0 percentage points.

DISCONTINUED OPERATIONS

The Company announced an agreement to sell Hoy, New York on Feb. 12, 2007 and completed the sale on May 15, 2007.  In March 2007, the Company announced its intentions to sell SCNI.  The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greenwich, Connecticut, which was sold in a separate transaction that closed on April 22, 2008.  In the first quarter of 2007, the Company recorded a pretax loss of $19 million ($33 million after taxes) to write down the net assets of SCNI to estimated fair value, less costs to sell.  In the first quarter of 2008, the Company recorded an additional $.5 million after-tax loss on the sale of SCNI.  During the third quarter of 2007, the Company began actively pursuing the sale of the stock of Recycler.  The sale of Recycler closed on Oct. 17, 2007.

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

Summarized Financial Information—Selected financial information related to discontinued operations is summarized as follows:

	First Quarter
(in thousands)	2008	2007

Operating revenues	$—	$15,657

Operating loss	$(63)	$(2,460)
Loss on sales of discontinued operations	(516)	(19,442)
Loss from discontinued operations before income taxes	(579)	(21,902)
Income taxes(1)	31	(12,743)
Loss from discontinued operations, net of tax	$(548)	$(34,645)

(1)
Income taxes for the first quarter of 2007 included tax expense of $14 million related to the $19 million pretax loss on sale of SCNI.  The pretax loss included $54 million of allocated newspaper group goodwill, most of which is not deductible for income tax purposes.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities is the Company’s primary source of liquidity.  Net cash provided by operating activities was $51 million in the first quarter of 2008, down 62% from $135 million in the first quarter of 2007, primarily due to lower operating profit and higher interest expense.

Net cash used for investing activities totaled $13 million in the first quarter of 2008 compared to $16 million in the first quarter of 2007.  The Company’s capital expenditures and investments totaled $23 million and $2 million, respectively, in the first quarter of 2008.  The Company received $131 million in proceeds from the sales of certain investments and real estate in the first quarter of 2008.  The proceeds included $122 million from the sale of the studio production lot, of which $119 million was placed into an escrow fund immediately following the closing of the sale.

On April 22, 2008, the Company sold the SCNI real estate in Stamford and Greenwich, Connecticut for net proceeds of $29 million, which were placed into an escrow fund.  On April 28, 2008, the Company acquired the real estate formerly leased from TMCT, LLC for $175 million (see Note 13 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof).  The proceeds from the sales of the studio production lot and the SCNI real estate, along with available cash, were used to fund the purchase.  The purchase was structured as a like-kind exchange, which allowed the Company to defer income taxes on essentially all of the gains from these dispositions.

Net cash used for financing activities was $25 million in the first quarter of 2008.  The Company refinanced $25 million of its medium term notes with borrowings under its Delayed Draw Facility.  In addition, the Company made $19 million of scheduled Tranche B Facility amortization payments and reduced its property financing obligation by $5 million.

The Company expects to fund capital expenditures, interest and principal payments due in 2008 and other operating requirements through a combination of cash flows from operations, available borrowings under the Revolving Credit Facility, and, if necessary, disposals of assets or operations.  The Company’s ability to satisfy financial covenants in its credit agreements and to make scheduled payments or prepayments on its debt and other financial obligations will depend on future financial and operating performance and the ability to dispose of assets on favorable terms.  There can be no assurances that the Company’s businesses will generate sufficient cash flows from operations or that any such asset dispositions can be completed.  In addition, there can be no assurances that future borrowings under the Revolving Credit Facility will be available in an amount sufficient to satisfy debt maturities or to fund other liquidity needs.  The Company’s financial and operating performance, and the market environment for divestiture transactions, are subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company.

If the Company’s cash flows and capital resources are insufficient to fund debt service obligations, the Company will likely face increased pressure to reduce or delay capital expenditures, dispose of assets or operations, further reduce the size of its workforce, seek additional capital or restructure or refinance its indebtedness. These actions could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company cannot assure the ability to take any of these actions, that these actions would be successful and permit the Company to meet scheduled debt service obligations or that these actions would be permitted under the terms of the Company’s existing or future debt agreements, including the Credit Agreement and the Interim Credit Agreement.  For example, the Company may need to refinance all or a portion of its indebtedness on or before maturity. There can be no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all.  In the absence of improved operating results and access to capital resources, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations.  As described in the “New Credit Agreements” section contained in this Item 2, the

Credit Agreement and the Interim Credit Agreement require that proceeds from the disposition of assets be used to repay borrowings under such agreements, subject to certain exceptions.  The Company may not be able to consummate those dispositions or to obtain the proceeds realized.  Additionally, these proceeds may not be adequate to meet the debt service obligations then due.

If the Company cannot maintain compliance with the financial covenants in its credit agreements or make scheduled payments or prepayments on its debt, the Company will be in default and, as a result, among other things, the Company’s debt holders could declare all outstanding principal and interest to be due and payable and the Company could be forced into bankruptcy or liquidation or required to substantially restructure or alter business operations or debt obligations. See Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007 for further discussion of the risks associated with the Company’s ability to service all of its existing indebtedness.  In addition, see the “Significant Events” section herein for additional information regarding the Leveraged ESOP Transactions and a summary of the Company’s obligations under the Credit Agreement and for definitions of capitalized terms used in this discussion.

As of April 21, 2008, the Company’s corporate credit ratings were as follows: “B-” with stable outlook by Standard & Poor’s Rating Services, “B3” on review for a possible downgrade by Moody’s Investor Service and “B-” with negative outlook by Fitch Ratings.

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

Off-Balance Sheet Arrangements—Off-balance sheet arrangements, as defined by the Securities and Exchange Commission, include the following four categories: obligations under certain guarantees or contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements; obligations under certain derivative arrangements; and obligations under material variable interests.  The Company has not entered into any material arrangements that would fall under any of these four categories, which would be reasonably likely to have a current or future material effect on the Company’s financial condition, revenues or expenses, results of operations, liquidity or capital expenditures.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

The following represents an update of the Company’s market-sensitive financial information.  This information contains forward-looking statements and should be read in conjunction with the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007.

INTEREST RATE RISK

All of the Company’s borrowings are denominated in U.S. dollars. The Company manages interest rate risk by issuing a combination of both fixed and variable rate debt.  In addition, the Company enters into hedge arrangements as required under the terms of the Credit Agreement as defined and described in the “Significant Events” section contained in Part I, Item 2, hereof.

Information pertaining to the Company’s debt at March 30, 2008 is shown in the table below (in thousands):

Maturities	Fixed Rate Debt	Weighted Avg Interest Rate	Variable Rate Debt	Weighted Avg Interest Rate	Total Debt
2008(1)	$234,843	2.6%	$707,933	7.2%	$942,776
2009(2)	9,534	8.0%	857,399	7.2%	866,933
2010(3)	451,772	4.9%	141,179	5.5%	592,951
2011	2,130	9.2%	78,830	5.5%	80,960
2012(4)	2,113	9.5%	148,055	5.5%	150,168
Thereafter(5)	1,150,573	4.1%	8,819,800	5.9%	9,970,373
Total at March 30, 2008	$1,850,965		$10,753,196		$12,604,161
Fair Value at March 30, 2008(6)	$1,186,440		$8,093,487		$9,279,927

(1)
Fixed rate debt includes $211 million related to the Company’s 2% PHONES which represents the cash exchange value of the PHONES at March 30, 2008.  Also included is $23 million of property financing obligation (see Note 10 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof).  Variable rate debt includes $650 million related to the portion of the Tranche X facility due on Dec. 4, 2008 and $58 million related to the Tranche B facility, which is payable in quarterly increments of approximately $19 million until maturity in 2014 when the remaining principal balance is due in full (see Note 10 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof).

(2)
Variable rate debt includes $750 million related to the portion of the Tranche X facility due on June 4, 2009 and $29 million related to an interest rate swap agreement through 2009 on $750 million of the variable rate borrowings under the Tranche B facility effectively converting the variable rate to a fixed rate of 5.25% plus a margin of 300 basis points.

(3)
Variable rate debt includes $62 million related to an interest rate swap agreement through 2010 on $1 billion of the variable rate borrowings under the Tranche B facility effectively converting the variable rate to a fixed rate of 5.29% plus a margin of 300 basis points.

(4)
Variable rate debt includes $69 million related to an interest rate swap agreement through 2012 on $750 million of the variable rate borrowings effectively converting the variable rate to a fixed rate of 5.39% plus a margin of 300 basis points.

(5)
Fixed rate debt includes the remaining $94 million of book value related to the Company’s 2% PHONES, due 2029.  The Company may redeem the PHONES at any time for the greater of the principal value of the PHONES ($155.86 per PHONES at March 30, 2008) or the then market value of two shares of Time Warner common stock, subject to certain adjustments. Quarterly interest payments are made to the PHONES holders at an annual rate of 2% of the initial principal. Fixed rate debt also includes $34 million related to the interest rate swap agreement on the $100 million 7.5% debentures due in 2023 effectively converting the fixed 7.5% rate to a variable rate based on LIBOR.  Fixed rate debt also includes $238 million related to the Company’s medium-term notes that the Company intends to refinance using the Delayed Draw Facility as they mature during 2008.  Accordingly, the Company has classified its medium-term notes as long-term at March 30, 2008.  Variable rate debt includes the $1.6 billion Bridge Facility, which has been classified as long-term because the borrowings under the Bridge Facility will be converted into long-term senior exchange notes or similar instruments prior to the Bridge Facility’s initial maturity date of Dec.

20, 2008 (see Note 10 to the Company’s unaudited consolidated financial statements in Part I, Item 1, hereof).  Variable rate debt also includes $7.2 billion related to the amount due in 2014 on the Tranche B facility after all quarterly payments have been made (see Note 10 to the Company’s unaudited consolidated financial statements in Part I, Item 1, hereof).

(6)
Fair value of the Company’s variable rate borrowings, senior notes and debentures was estimated based on quoted market prices for similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms.  The carrying value of all other components of the Company’s debt approximates fair value.

Variable Interest Rate Debt—As described in the “Significant Events” section contained in Part I, Item 2, hereof, on June 4, 2007 and Dec. 20, 2007, the Company entered into borrowings under the Credit Agreement and the Interim Credit Agreement. In general, borrowings under the Credit Agreement bear interest at a variable rate based on LIBOR plus a spread ranging from 2.75% to 3.00%.  Upon execution of the Interim Credit Agreement, loans under the Bridge Facility bore interest based on LIBOR plus 4.50%.  On March 20, 2008, pursuant to the terms of the Interim Credit Agreement, such margins increased by 50 basis points per annum and will continue to increase by this amount each quarter, subject to specified caps.  As of March 30, 2008, the Company had $10.657 billion of variable rate borrowings outstanding under these credit facilities.  At this borrowing level, and before consideration of the Company’s existing interest rate swap agreements, a hypothetical one percent increase in the underlying interest rates for the Company’s variable rate borrowings under these agreements would result in an additional $107 million of annual pretax interest expense. The Company is currently a party to four interest rate swap agreements.  One of the swap agreements relates to the $100 million fixed 7.5% rate debentures due in 2023 and effectively converts the fixed 7.5% rate to a variable rate based on LIBOR.  The other three swap agreements were initiated on July 3, 2007, and effectively converted $2.5 billion of the variable rate borrowings to a weighted-average fixed rate of 5.31% plus a margin of 300 basis points.

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

The following analysis presents the hypothetical change at March 30, 2008 in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price.  As of March 30, 2008, the Company’s common stock investments in publicly traded companies consisted primarily of 237,790 shares of Time Warner common stock unrelated to PHONES (see discussion below in “Derivatives and Related Trading Securities”) and 3.4 million shares of AdStar, Inc.

	Valuation of Investments Assuming Indicated Decrease in Stock’s Price			March 30, 2008 Fair Value	Valuation of Investments Assuming Indicated Increase in Stock’s Price
(in thousands)	-30%	-20%	-10%		+10%	+20%	+30%
Common stock investments in public companies	$2,746	$3,139	$3,531	$3,923(1)	$4,316	$4,708	$5,100

(1)	Excludes 16 million shares of Time Warner common stock. See discussion below in “Derivatives and Related Trading Securities.”

During the last 12 quarters preceding March 30, 2008, market price movements caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in five of the quarters, by 20% or more in five of the quarters and by 30% or more in four of the quarters.

Derivatives and Related Trading Securities—The Company issued 8 million PHONES in April 1999 indexed to the value of its investment in 16 million shares of Time Warner common stock.  Since the second quarter of 1999, this investment in Time Warner has been classified as a trading security, and changes in its fair value, net of the changes in the fair value of the PHONES, have been recorded in the statement of operations.

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or the principal value of the PHONES ($155.86 per PHONES at March 30, 2008).  At March 30, 2008, the PHONES carrying value was approximately $305 million.  Since the issuance of the PHONES in April 1999, changes in the fair value of the PHONES have partially offset changes in the fair value of the related Time Warner shares.  There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related Time Warner shares.

The following analysis presents the hypothetical change in the fair value of the Company’s 16 million shares of Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investment Assuming Indicated Decrease in Stock’s Price			March 30, 2008 Fair Value	Valuation of Investment Assuming Indicated Increase in Stock’s Price
(in thousands)	-30%	-20%	-10%		+10%	+20%	+30%
Time Warner common stock	$155,344	$177,536	$199,728	$221,920	$244,112	$266,304	$288,496

During the last 12 quarters preceding March 30, 2008, market price movements have caused the fair value of the Company’s 16 million shares of Time Warner common stock to change by 10% or more in three of the quarters, by 20% or more in one of the quarters and by 30% or more in none of the quarters.

ITEM 4.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of March 30, 2008.  Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended March 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations.  In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies.

Newsday and Hoy, New York Circulation Misstatements—In February 2004, a purported class action lawsuit was filed in New York Federal Court by certain advertisers of Newsday and Hoy, New York, alleging that they were overcharged for advertising as a result of inflated circulation numbers at these two publications. The purported class action also alleges that entities that paid a Newsday subsidiary to deliver advertising flyers were overcharged.  The Company is vigorously defending this suit.  In July 2004, another lawsuit was filed in New York Federal Court by certain advertisers of Newsday alleging damages resulting from inflated Newsday circulation numbers as well as federal and state antitrust violations.  On Feb. 11, 2008, this suit was settled with all remaining plaintiffs.

In addition to the advertiser lawsuits, several class action and shareholder derivative suits were filed against the Company and certain of its current and former directors and officers as a result of the circulation misstatements at Newsday and Hoy, New York.  These suits alleged breaches of fiduciary duties and other managerial and director failings under Delaware law, the federal securities laws and the Employee Retirement Income Security Act (“ERISA”).  The consolidated shareholder derivative suit filed in Illinois state court in Chicago was dismissed with prejudice on March 10, 2006.  The appeal of this dismissal to the Illinois State Court of Appeals was voluntarily dismissed by the plaintiff following the closing of the Company’s going private transaction.  The consolidated securities class action lawsuit and the consolidated ERISA class action lawsuit filed in Federal District Court in Chicago were both dismissed with prejudice on Sept. 29, 2006.  The dismissals were appealed to the United States Court of Appeals for the Seventh Circuit.  On April 2, 2008, the Seventh Circuit issued an opinion affirming the dismissal of both the securities class action lawsuit and the ERISA class action lawsuit.  Plaintiffs in the securities class action lawsuit have filed a petition for a rehearing en banc by the Seventh Circuit, which is currently pending.  The Company continues to believe these suits are without merit and will continue to vigorously defend them.

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

The particular covenant in question, Section 10.05 of the PHONES Indenture, requires the Company to “cause all properties used or useful in the conduct of its business or the business of any Subsidiary to be maintained and kept in good condition, repair and working order (normal wear and tear excepted) and supplied with all necessary equipment… all as in the judgment of the Company may be necessary so that the business carried on in connection therewith may be properly and advantageously conducted at all times….” Section 10.05 of the PHONES Indenture expressly provides that the covenant does not “prevent the Company from discontinuing the operation and maintenance of any such properties, or disposing of any of them, if such discontinuance or disposal is, in the judgment of the Company or of the Subsidiary concerned, desirable in the conduct of its business or the business of any Subsidiary and not disadvantageous in any material respect to the Holders [of the PHONES].”  The letters suggest that the Company’s recent sales of three television stations, announced intention to dispose of an interest in the Chicago Cubs baseball team and recent and proposed issuances of debt and return of capital to stockholders violated or will violate this maintenance of properties covenant.

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

On Aug. 10, 2007, the law firm purporting to represent the three hedge fund holders sent a letter to the trustee under the PHONES Indenture stating that the PHONES holders intended to institute proceedings to confirm the alleged covenant default and acceleration notice.  On Sept. 17, 2007, the Company received copies of default notices from Cede & Co., the record holder of the PHONES, on behalf of the three hedge fund holders. These purported notices of default indicate that they were issued at the request of each of the hedge funds by Cede & Co., the holder of record for the notes beneficially owned by each of the hedge funds.  The letter stated that Tribune was required to remedy the purported default within 60 days of the date of the letter and that failure to do so would constitute an “Event of Default” under the PHONES Indenture.  On Dec. 26, 2007, the Company received copies of notices of acceleration from Cede & Co., purportedly on behalf of the three hedge fund holders.  These purported notices of acceleration indicate that they were issued at the request of each of the hedge funds by Cede & Co., the holder of record for the notes beneficially owned by each of the hedge funds.  To date, the trustee under the PHONES Indenture has not initiated any action on behalf of the PHONES holders.  On January 9, 2008, the Company sent a letter to the trustee under the PHONES Indenture and the law firm purporting to represent the three hedge funds rejecting the purported notices of acceleration for the reasons previously set forth in the Company’s July 27, 2007 letter.

The Company continues to believe that the hedge funds’ claims are without merit and that the Company remains in full compliance with Section 10.05 of the PHONES Indenture.  The Company will enforce and defend vigorously its rights under the PHONES Indenture.

In addition, the information contained in Note 3 and Note 13 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

There have been no material changes to the Company’s risk factors as disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30. 2007.

ITEM 6.  EXHIBITS.

(a) Exhibits.

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

TRIBUNE COMPANY (Registrant)

Date: May 8, 2008	By:	/s/ Brian Litman
Brian Litman
Vice President and Controller (on behalf of the registrant and as Chief Accounting Officer)