Form 10-Q
period 2008-06-29
TRIBUNE CO
filed 2008-08-13
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED JUNE 29, 2008

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
Yes /  /   No /✓/

    At August 13, 2008, there were 56,521,739 shares of the Company’s Common Stock ($.01 par value per share) outstanding, all of which were held by the Tribune Employee Stock Ownership Plan.

TRIBUNE COMPANY
INDEX TO 2008 SECOND QUARTER FORM 10-Q

Item No.	Page
PART I. FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars)
(Unaudited)

	Second Quarter Ended		First Half Ended
	June 29, 2008	July 1, 2007	June 29, 2008	July 1, 2007

Operating Revenues	$1,109,809	$1,176,537	$2,115,588	$2,264,234

Operating Expenses
Cost of sales (exclusive of items shown below)	611,674	599,969	1,148,531	1,152,184
Selling, general and administrative	277,459	350,289	549,432	666,427
Depreciation	47,560	46,454	94,917	93,839
Amortization of intangible assets	4,647	4,727	9,320	9,355
Write-downs of intangible assets (Note 9)	3,843,111	—	3,843,111	—
Total operating expenses	4,784,451	1,001,439	5,645,311	1,921,805

Operating Profit (Loss)	(3,674,642)	175,098	(3,529,723)	342,429

Net income on equity investments	18,172	28,710	34,929	41,394
Interest and dividend income	3,196	3,827	7,126	6,979
Interest expense	(211,055)	(112,408)	(463,004)	(195,658)
Gain (loss) on change in fair values of PHONES and related investment	36,440	(27,395)	106,320	(97,175)
Strategic transaction expenses	—	(20,926)	—	(35,398)
Other non-operating gain (loss), net	(10,286)	17,978	(11,145)	21,515

Income (Loss) from Continuing Operations Before Income Taxes	(3,838,175)	64,884	(3,855,497)	84,086

Income taxes (Note 3)	8,912	(29,614)	1,862,752	(43,152)

Income (Loss) from Continuing Operations	(3,829,263)	35,270	(1,992,745)	40,934

Income (Loss) from Discontinued Operations,
net of tax (Note 2)	(704,686)	1,006	(717,742)	(27,953)

Net Income (Loss)	$(4,533,949)	$36,276	$(2,710,487)	$12,981

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	June 29, 2008	Dec. 30, 2007

Assets

Current Assets
Cash and cash equivalents	$160,895	$233,284
Accounts receivable, net	602,768	732,853
Inventories	33,077	40,675
Broadcast rights	224,543	287,045
Prepaid expenses and other	132,497	91,166
Assets held for disposition	113,274	—
Total current assets	1,267,054	1,385,023

Properties
Property, plant and equipment	3,424,534	3,564,436
Accumulated depreciation	(1,887,077)	(1,998,741)
Net properties	1,537,457	1,565,695

Other Assets
Broadcast rights	219,689	301,263
Goodwill (Note 9)	1,741,826	5,579,926
Other intangible assets, net (Note 9)	1,430,049	2,663,152
Time Warner stock related to PHONES debt	230,720	266,400
Other investments	454,285	508,205
Prepaid pension costs	428,423	514,429
Assets held for disposition	682,973	33,780
Other	243,091	331,846
Total other assets	5,431,056	10,199,001
Total Assets	$8,235,567	$13,149,719

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	June 29, 2008	Dec. 30, 2007

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities
PHONES debt related to Time Warner stock (Note 10)	$219,184	$253,080
Other debt due within one year	1,479,703	750,239
Contracts payable for broadcast rights	287,915	339,909
Deferred income taxes	11,342	100,324
Deferred income	79,155	121,239
Accounts payable, accrued expenses and other current liabilities	529,154	625,175
Liabilities held for disposition	157,301	—
Total current liabilities	2,763,754	2,189,966

Long-Term Debt
PHONES debt related to Time Warner stock (Note 10)	56,816	343,960
Other long-term debt (less portions due within one year)	10,710,452	11,496,246
Total long-term debt	10,767,268	11,840,206

Other Non-Current Liabilities
Deferred income taxes	66,378	1,771,845
Contracts payable for broadcast rights	341,268	432,393
Deferred compensation and benefits	249,026	264,480
Liabilities held for disposition	7,962	—
Other obligations	208,138	164,769
Total other non-current liabilities	872,772	2,633,487

Common Shares Held by ESOP, net of Unearned Compensation (Note 5)	22,623	—

Shareholders’ Equity (Deficit)
Stock purchase warrants	255,000	255,000
Retained earnings (deficit)	(6,088,018)	(3,474,311)
Accumulated other comprehensive income (loss)	(357,832)	(294,629)
Total shareholders’ equity (deficit)	(6,190,850)	(3,513,940)
Total Liabilities and Shareholders’ Equity (Deficit)	$8,235,567	$13,149,719

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	First Half Ended
	June 29, 2008	July 1, 2007
Operating Activities
Net income (loss)	$(2,710,487)	$12,981
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation related to equity-classified awards	—	26,398
ESOP compensation	22,623	—
Pension costs, net of contributions	40,199	(5,480)
Gain on sale of studio production lot	(82,470)	—
Gain on sales of other real estate	(24,328)	—
Write-off of Los Angeles Times plant equipment	—	23,982
Depreciation	103,559	105,855
Amortization of intangible assets	9,944	10,247
Write-downs of intangible assets (Note 9)	3,843,111	—
Net income on equity investments	(34,929)	(41,394)
Distributions from equity investments	62,518	57,233
Amortization of debt issuance costs	36,838	9,408
(Gain) loss on change in fair values of PHONES and related investment	(106,320)	97,175
Write-down of equity investment	10,312	—
Subchapter S corporation election deferred income taxes adjustment (Note 3)	(1,859,358)	—
Loss on dispositions of discontinued operations	692,475	16,958
Changes in working capital items, excluding effects from acquisitions and dispositions:
Accounts receivable	44,477	35,836
Inventories, prepaid expenses and other current assets	(19,220)	(20,736)
Deferred income, accounts payable, accrued expenses and other current liabilities	(53,417)	21,477
Income taxes	68,408	(41,650)
Deferred compensation	(10,796)	(48,623)
Deferred income taxes, excluding subchapter S corporation election adjustment	(23,116)	(13,739)
Tax benefit on stock options exercised	—	11,770
Other, net	25,656	19,691
Net cash provided by operating activities	35,679	277,389
Investing Activities
Purchase of TMCT, LLC real estate (Note 13)	(175,141)	—
Other capital expenditures	(44,151)	(52,224)
Acquisitions and investments	(2,533)	(7,575)
Proceeds from sales of subsidiaries, intangibles, investments and real estate	160,738	18,796
Net cash used for investing activities	(61,087)	(41,003)
Financing Activities
Long-term borrowings	25,000	7,015,000
Issuance of exchangeable promissory note	—	200,000
Borrowings under former bridge credit facility	—	100,000
Repayments under former bridge credit facility	—	(1,410,000)
Repayments of long-term debt	(71,981)	(1,613,154)
Repayments of commercial paper, net	—	(97,019)
Long-term debt issuance costs	—	(134,085)
Sales of common stock to employees, net	—	72,195
Sale of common stock to Zell Entity	—	50,000
Purchases of Tribune common stock	—	(4,289,192)
Dividends	—	(43,247)
Net cash used for financing activities	(46,981)	(149,502)
Net Increase (Decrease) in Cash and Cash Equivalents	(72,389)	86,884
Cash and cash equivalents, beginning of year	233,284	174,686
Cash and cash equivalents, end of quarter	$160,895	$261,570

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of June 29, 2008 and the results of their operations for the second quarters and first halves ended June 29, 2008 and July 1, 2007 and cash flows for the first halves ended June 29, 2008 and July 1, 2007.  All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Certain prior year amounts have been reclassified to conform to the 2008 presentation.

On April 1, 2007, the Company’s board of directors (the “Board”), based on the recommendation of a special committee of the Board comprised entirely of independent directors, approved a series of transactions (collectively, the “Leveraged ESOP Transactions”) with a newly formed Tribune Employee Stock Ownership Plan (the “ESOP”), EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family), and Samuel Zell. On Dec. 20, 2007, the Company completed the Leveraged ESOP Transactions which culminated in the cancellation of all issued and outstanding shares of the Company’s common stock as of that date, other than shares held by the Company or the ESOP, and the Company becoming wholly-owned by the ESOP. The Company has significant continuing public debt and has accounted for these transactions as a leveraged recapitalization and, accordingly, has maintained a historical cost presentation in its consolidated financial statements.

On May 11, 2008, the Company entered into an agreement (the “Formation Agreement”) with CSC Holdings, Inc. (“CSC”) and NMG Holdings, Inc., each a wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”), to form a new limited liability company (“Newsday LLC”).  On July 29, 2008, the Company consummated the closing of the Formation Agreement.  Under the terms of the Formation Agreement, the Company, through Newsday, Inc. and other subsidiaries of the Company, contributed certain assets and related liabilities of the Newsday Media Group business (“NMG”) to Newsday LLC, and CSC contributed cash of $35 million and newly issued senior notes of Cablevision with a fair market value of $650 million to Newsday LLC.  Concurrent with the closing of this transaction, Newsday LLC borrowed $650 million under a new secured credit facility, and the Company received a special distribution from Newsday LLC in the amount of $612 million in cash and $18 million of prepaid rent under leases for certain facilities used by NMG and located in Melville, New York with an initial term ending in 2018.  As a result of these transactions, CSC, through NMG Holdings, owns approximately 97% and the Company owns approximately 3% of the equity of Newsday LLC.  CSC has operational control of Newsday LLC.  These transactions are further described in Note 2.  NMG’s operations consist of Newsday, a daily newspaper circulated primarily in Nassau and Suffolk counties on Long Island, New York, and in the borough of Queens in New York City; four specialty magazines circulated primarily on Long Island; several shopper guides; amNY, a free daily newspaper in New York City; and several websites including newsday.com and amny.com.

On Feb. 12, 2007, the Company announced an agreement to sell the New York edition of Hoy, the Company’s Spanish-language daily newspaper (“Hoy, New York”).  The Company completed the sale of Hoy, New York on May 15, 2007.  In March 2007, the Company announced its intentions to sell its Southern Connecticut Newspapers—The Advocate (Stamford) and Greenwich Time (collectively “SCNI”).  The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greenwich, Connecticut, which was sold in a separate transaction that closed on April 22, 2008.  During the third quarter of 2007, the Company began actively pursuing the sale of the stock of one of its subsidiaries, EZ Buy & EZ Sell Recycler Corporation (“Recycler”).  The sale of Recycler closed on Oct. 17, 2007.  The accompanying unaudited condensed consolidated financial statements reflect these businesses, including the NMG business as described above, as discontinued operations for all periods presented.  The prior year condensed consolidated statements of operations have been reclassified to conform to the presentation of these businesses as discontinued operations.  See Note 2 for further discussion.

As described in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007, the Company reviews goodwill and certain intangible assets no longer being amortized for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with Financial Accounting Standards Board (“FASB”) No. 142 (“FAS No. 142”), “Goodwill and Other Intangible Assets.”  During 2008, each of the Company’s major newspapers has experienced significant continuing declines in advertising revenues due to a variety of factors, including weak national and local economic conditions, which has reduced advertising demand, and increased competition, particularly from on-line media.  Due to the continuing decline in newspaper advertising revenues, the Company performed an impairment review of goodwill attributable to its newspaper reporting unit and newspaper masthead intangible assets in the second quarter of 2008.  The review was conducted after $830 million of newspaper reporting unit goodwill and $380 million of newspaper masthead assets were allocated to the NMG transaction (see Note 2).  As a result of the impairment review, the Company recorded non-cash pretax impairment charges in the second quarter of 2008 totaling $3,843 million ($3,832 million after taxes) to write down its newspaper reporting unit goodwill by $3,007 million ($3,006 million after taxes) and four newspaper mastheads by a total of $836 million ($826 million after taxes).  These non-cash impairment charges are reflected as write-downs of intangible assets in the accompanying unaudited condensed consolidated statements of operations.  The impairment charges do not affect the Company’s operating cash flows or its compliance with its financial debt covenants.  See Note 9 for a further discussion of the methodology the Company utilized to perform this impairment review.

As of June 29, 2008, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007, have not changed from Dec. 30, 2007, except for the adoption of FASB Statement No. 157, “Fair Value Measurements” (“FAS No. 157”) and FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), both of which were adopted effective Dec. 31, 2007.  The Company has elected to account for its PHONES debt utilizing the fair value option under FAS No. 159.  The effects of this election were recorded as of Dec. 31, 2007, and included a $177 million decrease in PHONES debt related to Time Warner stock, a $62 million increase in deferred income tax liabilities, an $18 million decrease in other assets, and a $97 million increase in retained earnings.  In accordance with FAS No. 159, the $97 million retained earnings increase was not included in the Company’s unaudited condensed consolidated statement of operations for the first half ended June 29, 2008.  See Note 10 for additional information regarding the Company’s adoption of FAS No. 159.  The adoption of FAS No. 157 had no impact on the Company’s consolidated financial statements.  See Note 11 for additional disclosures related to the fair value of financial instruments included in the Company’s unaudited condensed consolidated balance sheet at June 29, 2008.

NOTE 2:  DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR DISPOSITION

Discontinued Operations—As discussed in Note 1, on May 11, 2008, the Company entered into the Formation Agreement with CSC and NMG Holdings, Inc. to form Newsday LLC.  On July 29, 2008, the Company consummated the closing of the Formation Agreement.  Under the terms of the Formation Agreement, the Company, through Newsday, Inc. and other subsidiaries of the Company, contributed certain assets and related liabilities of NMG to Newsday LLC, and CSC contributed $35 million of cash and newly issued senior notes of Cablevision with a fair market value of $650 million to Newsday LLC.  Concurrent with the closing of this transaction, Newsday LLC borrowed $650 million under a new secured credit facility, and the Company received a special distribution from Newsday LLC in the amount of $612 million in cash and $18 million in prepaid rent under leases for certain facilities used by NMG and located in Melville, New York with an initial term ending in 2018.  The Company retained ownership of these facilities following the transaction.  Annual lease payments due under the terms of the leases total $1.5 million in each of the first five years of the lease terms and $6 million thereafter.

As a result of these transactions, CSC, through NMG Holdings, Inc., owns approximately 97% and the Company owns approximately 3% of the equity of Newsday LLC.  CSC has operational control over Newsday LLC.  Borrowings by Newsday LLC under its secured credit facility are guaranteed by CSC and NMG Holdings, Inc. and secured by a lien on the assets of Newsday LLC, including the senior notes of Cablevision contributed by CSC.  The Company agreed to indemnify CSC and NMG Holdings, Inc. with respect to any payments that CSC or NMG Holdings, Inc. makes under their guarantee of the $650 million of borrowings by Newsday LLC under its secured credit facility.  In the event the Company is required to perform under this indemnity, the Company will be subrogated to and acquire all rights of CSC and NMG Holdings, Inc. against Newsday LLC to the extent of the payments made pursuant to the indemnity.  Following the transaction, the Company used $589 million of the net cash proceeds to pay down borrowings under the Company’s Tranche X facility (see Note 10).  The Company will account for its remaining $20 million equity interest in Newsday LLC as a cost method investment.

The fair market value of the contributed NMG net assets exceeded their tax basis due to the Company's low tax basis in the contributed intangible assets.  However, the transaction did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the United States Internal Revenue Code and related regulations.

During the second quarter of 2008, the Company recorded a pretax loss of $692 million ($693 million after taxes) to write down the net assets of NMG to estimated fair value.  NMG’s net assets included, before the write-down, allocated newspaper reporting unit goodwill and a newspaper masthead intangible asset of $830 million and $380 million, respectively.  The net carrying value of the NMG assets at June 29, 2008, which totaled $651 million, is included in assets held for disposition and the net carrying value of the NMG liabilities at June 29, 2008, which totaled $30 million, is included in liabilities held for disposition.

The Company announced an agreement to sell Hoy, New York on Feb. 12, 2007.  The Company completed the sale of Hoy, New York on May 15, 2007 and recorded a pretax gain on the sale of $2.5 million ($.1 million after taxes) in the second quarter of 2007.  In March 2007, the Company announced its intentions to sell SCNI.  The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greenwich, Connecticut, which was sold in a separate transaction that closed on April 22, 2008 (see “Assets and Liabilities Held for Disposition” section below).  In the first quarter of 2007, the Company recorded a pretax loss of $19 million ($33 million after taxes) to write down the net assets of SCNI to estimated fair value, less costs to sell.  In the first quarter of 2008, the Company recorded an additional $.5 million after-tax loss on the sale of SCNI. During the third quarter of 2007, the Company began actively pursuing the sale of the stock of Recycler.  The sale of Recycler closed on Oct. 17, 2007.

These businesses were considered components of the Company’s publishing segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.  The operations and cash flows of these businesses have been eliminated from the ongoing operations of the Company as a result of these transactions, and the Company will not have any significant continuing involvement in their operations.  Accordingly, the results of operations for each of these businesses are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Selected financial information related to discontinued operations is summarized as follows (in thousands):

	Second Quarter		First Half
	2008	2007	2008	2007

Operating revenues	$117,229	$147,399	$226,102	$284,738

Operating profit (loss)	$(3,220)	$21,741	$(4,851)	$33,865
Interest income	—	2	2	4
Interest expense	(8,403)	(3,456)	(19,732)	(3,454)
Non-operating loss, net(1)	—	(12,000)	—	(15,000)
Gain (loss) on dispositions of discontinued operations	(691,960)	2,484	(692,475)	(16,958)
Income (loss) from discontinued operations before income taxes	(703,583)	8,771	(717,056)	(1,543)
Income taxes(2)	(1,103)	(7,765)	(686)	(26,410)
Income (loss) from discontinued operations,
net of tax	$(704,686)	$1,006	$(717,742)	$(27,953)

(1)
Discontinued operations for the second quarter and first half of 2007 included pretax non-operating charges of $12 million and $15 million, respectively, for a civil forfeiture payment related to the inquiry by the United States Attorney’s Office for the Eastern District of New York into the circulation practices of Newsday and Hoy, New York.  See Note 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007, for further information.

(2)
Income taxes for the second quarter and first half of 2008 included tax expense of $1 million related to the $692 million pretax loss on the NMG transaction.  The pretax loss included $830 million of allocated newspaper reporting unit goodwill, most of which is not deductible for income tax purposes.  Income taxes for the first half of 2007 included tax expense of $16 million related to the $17 million pretax loss on dispositions of discontinued operations.  The pretax loss included $58 million of allocated newspaper reporting unit goodwill, most of which is not deductible for income tax purposes.

The Company allocated corporate interest expense of $8.4 million and $3.4 million in the second quarters of 2008 and 2007, respectively, and $19.4 million and $3.4 million in the first halves of 2008 and 2007, respectively, to discontinued operations.  In accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations”, the amount of corporate interest allocated to discontinued operations was based on the amount of the net proceeds from the NMG transaction that were used to pay down the Company’s Tranche X facility and applying the interest rate applicable to the Tranche X facility for the periods in which borrowings under the Tranche X facility were outstanding.

Assets and Liabilities Held for Disposition—Assets and liabilities held for disposition at June 29, 2008 and Dec. 30, 2007 are summarized as follows (in thousands):

	June 29, 2008		Dec. 30, 2007
	Assets	Liabilities	Assets	Liabilities

NMG	$651,398	$29,722	$—	$—
Chicago Cubs and Wrigley Field	139,415	135,541	—	—
Studio production lot, Hollywood, California	—	—	23,322	—
SCNI real estate	—	—	5,485	—
Other real estate	5,434	—	4,973	—
Total assets and liabilities held for disposition	$796,247	$165,263	$33,780	$—

As discussed above, the Company contributed the NMG assets and related liabilities to Newsday LLC on July 29, 2008.  The Company is in the process of disposing of an interest in its Chicago Cubs operations which include the baseball team, Wrigley Field and the Company’s 25% investment in Comcast SportsNet Chicago.  The Company expects to complete the transaction within the next year.  Accordingly, the net book value of the baseball team and Wrigley Field is included in assets and liabilities held for disposition at June 29, 2008.  The Company’s investment in Comcast SportsNet Chicago continues to be included in other investments in the accompanying unaudited condensed consolidated balance sheets.  The disposition of an interest in the Chicago Cubs baseball team is subject to the approval of Major League Baseball.

During the third quarter of 2007, the Company commenced a process to sell the real estate and related assets of its studio production lot located in Hollywood, California. Accordingly, the $23 million carrying value of the land, building and equipment of the studio production lot was included in assets held for disposition at Dec. 30, 2007.  The sale of the studio production lot closed on Jan. 30, 2008, and the Company received net proceeds of $122 million, of which $119 million was placed into an escrow fund immediately following the closing of the sale. Simultaneous with the closing of the sale, the Company entered into a five-year operating lease for a portion of the studio production lot utilized by the Company’s KTLA-TV station. The sale resulted in a total pretax gain of $99 million.  The pretax gain related to the portion of the studio production lot currently utilized by the Company’s KTLA-TV station was $16 million and represented more than a minor portion of the fair value of the studio production lot.  Accordingly, this gain was deferred and will be amortized as reduced rent expense over the five-year life of the related operating lease.  The remaining pretax gain of $83 million was recorded as a reduction of selling, general and administrative expenses in the first quarter of 2008.

As noted above, the Company sold the SCNI real estate in Stamford and Greenwich, Connecticut on April 22, 2008.  The $5 million carrying value of the real estate was included in assets held for disposition at Dec. 30, 2007.  The Company received net proceeds of $29 million on the sale of the SCNI real estate, which proceeds were placed into an escrow fund immediately following the closing of the sale.  The Company recorded a pretax gain of $23 million as a reduction of selling, general and administrative expenses in the second quarter of 2008. On April 28, 2008, the $29 million of net proceeds from the sale of the SCNI real estate, the $119 million of net proceeds from the sale of the studio production lot and available cash were utilized to purchase eight real properties that were previously leased from TMCT, LLC (see Note 13 for additional information pertaining to the Company’s acquisition of the TMCT real properties).  The purchase was structured as a like-kind exchange, which allowed the Company to defer income taxes on nearly all of the gains from these dispositions.  In December 2006, the Company commenced a process to sell the land and building of one of its other facilities.  The $5 million carrying value of the land and building approximates fair value less costs to sell and is also included in assets held for disposition at June 29, 2008 and Dec. 30, 2007.

NOTE 3:  INCOME TAXES

S Corporation Election—On March 13, 2008, the Company filed an election to be treated as a subchapter S corporation under the Internal Revenue Code, which election is effective as of the beginning of the Company’s 2008 fiscal year.  The Company also elected to treat nearly all of its subsidiaries as qualified subchapter S subsidiaries.  Subject to certain limitations (such as the built-in gain tax applicable for ten years to gains accrued prior to the election), the Company is no longer subject to federal income tax.  Instead, the Company’s income will be required to be reported by its shareholders.  The Company’s ESOP, the Company’s sole shareholder (see Note 5), will not be taxed on the share of income that is passed through to it because the ESOP is a qualified employee benefit plan.  Although most states in which the Company operates recognize the S corporation status, some impose income taxes at a reduced rate.

As a result of the election and in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, the Company eliminated approximately $1,859 million of net deferred income tax liabilities as of Dec. 31, 2007, and recorded such adjustment as a reduction in the Company’s provision for income tax expense in the first quarter of 2008.  The Company continues to report deferred income taxes relating to states that assess taxes on S corporations, subsidiaries which are not qualified subchapter S subsidiaries, and potential asset dispositions that the Company expects will be subject to the built-in gain tax.

PHONES Interest—In connection with the routine examination of the Company’s federal income tax returns for 2000 through 2003, the Internal Revenue Service (“IRS”) proposed that the Company capitalize the interest on the PHONES as additional tax basis in the Company’s 16 million shares of Time Warner common stock, rather than allowing the Company to currently deduct such interest. The National Office of the IRS has issued a Technical Advice Memorandum that supports the proposed treatment. The Company disagrees with the IRS’s position and requested that the IRS administrative appeals office review the issue. The effect of the treatment proposed by the IRS would be to increase the Company’s tax liability by approximately $199 million for the period 2000 through 2003 and by approximately $259 million for the period 2004 through the second quarter of 2008.

During the fourth quarter of 2006, the Company reached an agreement with the IRS appeals office regarding the deductibility of the PHONES interest expense. The agreement will apply for the tax years 2000 through the 2029 maturity date of the PHONES. In December of 2006, under the terms of the agreement reached with the IRS appeals office, the Company paid approximately $81 million of tax plus interest for tax years 2000 through 2005. The tax payments were recorded as a reduction in the Company’s deferred tax liability, and the interest was recorded as a reduction in the Company’s income tax reserves.  The Company filed its 2006 and 2007 tax returns reflecting the agreement reached with the IRS appeals office.  The agreement reached with the appeals office is being reviewed by the Joint Committee on Taxation.  A decision from the Joint Committee on Taxation is expected by the end of 2008.

Other—Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

In the second quarter and first half of 2008, income taxes applicable to continuing operations amounted to a net benefit of $9 million and $1,863 million, respectively.  The net benefit in the first half included the favorable $1,859 million deferred income tax adjustment discussed above.  The $3,007 million write-down of the Company’s publishing goodwill in the second quarter of 2008 resulted in an income tax benefit of only $1 million for financial reporting purposes because almost all of the goodwill is not deductible for income tax purposes (see Note 9).  The effective tax rate on income from continuing operations in the 2007 second quarter and first half was 45.6% and 51.3%, respectively.  The effective tax rate for each of these periods was affected by certain non-operating items that were not deductible for tax purposes.  See Note 7 for a summary of non-operating items.  In the aggregate, non-operating items increased the effective tax rate for the second quarter and first half of 2007 by 5.1 and 11.0 percentage points, respectively.

NOTE 4:  STOCK-BASED COMPENSATION

Stock-based compensation expense for the second quarters and first halves of 2008 and 2007 was as follows (in thousands):

	Second Quarter		First Half
	2008	2007	2008	2007

Management equity incentive plan	$4,999	$—	$12,534	$—
Options(1)	—	726	—	1,324
Restricted stock units(1)	—	6,804	—	23,718
Employee stock purchase plan(2)	—	192	—	723
Total stock-based compensation expense	$4,999	$7,722	$12,534	$25,765

(1)
Pursuant to an Agreement and Plan of Merger (the “Merger Agreement”) entered into by the Company on April 1, 2007 with Great Banc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust, a separate trust which forms a part of the ESOP, Tesop Corporation, a Delaware corporation wholly-owned by the ESOP (“Merger Sub”), and the Zell Entity (solely for the limited purposes specified therein), which provided for Merger Sub to be merged with and into the Company, and following such merger, the Company to continue as the surviving corporation wholly-owned by the ESOP (the “Merger”), on Dec. 20, 2007, the Company redeemed for cash all outstanding stock awards, each of which vested in full upon completion of the Merger, with positive intrinsic value relative to $34.00 per share.  All remaining outstanding stock awards under the Tribune Company Incentive Plan (the “Incentive Plan”) as of Dec. 20, 2007 that were not cash settled pursuant to the Merger Agreement were cancelled.  The Company does not intend to grant any new equity awards under the Incentive Plan.

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

The Company accounts for the Units issued under the MEIP as liability-classified awards.  As a result, the Company is required to adjust the MEIP liability to reflect the most recent estimate of the fair value of a share of the Company’s common stock.  In the second quarter and first half of 2008, the Company recorded $5 million and $12.5 million of compensation expense, respectively, in connection with the MEIP.  The first half of 2008 included $2.2 million of accelerated expense recorded in the first quarter of 2008 related to early termination payments made pursuant to the terms of the plan.  The remaining $5 million and $10.3 million in the second quarter and first half of 2008, respectively, were based on the estimated fair value of the Company’s common stock.  The Company’s liability under the MEIP is included in other non-current liabilities on the Company’s unaudited condensed consolidated balance sheet and totaled $21 million and $16 million at June 29, 2008 and Dec. 30, 2007, respectively.  The estimated fair value per share of the Company’s common stock did not change during the second quarter of 2008.

For the second quarter and first half of 2008, total stock-based compensation expense excluded $.3 million and $.7 million, respectively, of costs related to discontinued operations.  For the second quarter of 2007, total stock-based compensation expense excluded $254,000 of costs related to discontinued operations and $25,000 of capitalized costs. For the first half of 2007, total stock-based compensation expense excluded $490,000 of costs related to discontinued operations and $144,000 of capitalized costs.

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

The ESOP provides for the allocation of the Company’s common shares it holds on a noncontributory basis to eligible employees of the Company.  None of the shares held by the ESOP had been committed for release or allocated to employees at Dec. 30, 2007.  Beginning in fiscal year 2008, as the ESOP repays the loan through its use of contributions from the Company, shares will be released and allocated to eligible employees in proportion to their eligible compensation.  The shares that are released for allocation on an annual basis will be in the same proportion that the current year’s principal and interest payments bear in relation to the total remaining principal and interest payments to be paid over the life of the $250 million ESOP loan.  The Company will recognize compensation expense based on the estimated fair value of the shares of the Company’s common stock that are allocated in each annual period.  In the second quarter and first half of 2008, the Company recognized $12 million and $22.7 million, respectively, of compensation expense related to the ESOP.  Of these amounts, $.7 million and $1.7 million related to discontinued operations for the second quarter and first half of 2008, respectively.

The Company’s policy is to present unallocated shares held by the ESOP at book value, net of unearned compensation, and allocated shares, which include shares committed to be released, at fair value in the Company’s consolidated balance sheet. Pursuant to the terms of the ESOP, participants who receive distributions of shares of the Company’s common stock can require the Company to repurchase those shares within a specified time period following such distribution.  Accordingly, the shares of the Company’s common stock held by the ESOP are classified outside of shareholders’ equity (deficit), net of unearned compensation, in the Company’s consolidated balance sheets. The amounts at June 29, 2008 and Dec. 30, 2007 were as follows (in thousands):

	June 29, 2008	Dec. 30, 2007

Allocated ESOP shares (at fair value)(1)	$22,623	$—
Unallocated ESOP shares (at book value)	240,477	250,000
Unearned compensation related to ESOP	(240,477)	(250,000)
Common shares held by ESOP, net of unearned compensation	$22,623	$—

(1)	Represents 2,154,650 shares committed to be released at June 29, 2008.

At June 29, 2008 and Dec. 30, 2007, the estimated fair value of the unallocated shares held by the ESOP was approximately $571 million and $593 million, respectively.  In accordance with the terms of the ESOP, the fair value per share of the Company’s common stock is determined as of each fiscal year end by the trustee of the ESOP.  The estimated fair value per share of the Company’s common stock did not change during the second quarter and first half of 2008.

NOTE 6:  PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit cost (credit) for Company-sponsored pension and other postretirement benefits plans for the second quarters and first halves of 2008 and 2007 were as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Second Quarter		Second Quarter
	2008	2007	2008	2007

Service cost	$5,071	$303	$212	$323
Interest cost	22,660	20,093	1,799	1,872
Expected return on plans’ assets	(36,362)	(34,477)	—	—
Recognized actuarial loss (gain)	4,931	10,650	(523)	4
Amortization of prior service costs (credits)	376	14	(366)	(361)
Special termination benefits(1)	7,135	—	—	—
Curtailment loss(2)	17,147	—	—	—
Net periodic benefit cost (credit)(3)	$20,958	$(3,417)	$1,122	$1,838

	Pension Benefits		Other Postretirement Benefits
	First Half		First Half
	2008	2007	2008	2007

Service cost	$11,118	$873	$519	$646
Interest cost	44,598	41,768	3,688	3,744
Expected return on plans’ assets	(73,089)	(69,326)	—	—
Recognized actuarial loss (gain)	11,316	23,482	(480)	8
Amortization of prior service costs (credits)	736	69	(728)	(722)
Special termination benefits(1)	31,288	—	—	—
Curtailment loss(2)	17,147	—	—	—
Net periodic benefit cost (credit)(3)	$43,114	$(3,134)	$2,999	$3,676

(1)
Represents one-time pension benefits related to the elimination of approximately 300 positions in the second quarter of 2008 and 900 positions in the first half of 2008.  Includes $1.2 million and $7.4 million of one-time pension benefits in the second quarter and first half of 2008, respectively, related to discontinued operations.

(2)	Relates entirely to the NMG transaction and is included in discontinued operations.

(3)
Includes benefit costs related to discontinued operations, other than amounts related to special termination benefits and the curtailment loss described above, of $.8 million and $.4 million for the second quarters of 2008 and 2007, respectively, and $1.2 million and $.5 million for the first halves of 2008 and 2007, respectively.

For the year ending Dec. 28, 2008, the Company plans to contribute $6 million to certain of its union and non-qualified pension plans and $13 million to its other postretirement plans.  In the first half of 2008, the Company made $3 million of contributions to its union and non-qualified pension plans and $7 million of contributions to its other postretirement plans.

NOTE 7:  NON-OPERATING ITEMS

The second quarter and first half of 2008 included several non-operating items, summarized as follows (in thousands):

	Second Quarter 2008		First Half 2008
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)

Gain on change in fair values of PHONES and related investment	$36,440	$36,010	$106,320	$105,065
Write-down of equity investment	(10,312)	(10,190)	(10,312)	(10,190)
Other, net	26	25	(833)	(1,047)
Income tax adjustment	—	—	—	1,859,358
Total non-operating items	$26,154	$25,845	$95,175	$1,953,186

In the second quarter of 2008, the $36 million non-cash pretax gain on change in fair values of PHONES and related investment resulted primarily from a $29 million decrease in the fair value of the Company’s PHONES and a $9 million increase in the fair value of 16 million shares of Time Warner common stock.  In the first half of 2008, the $106 million non-cash pretax gain on change in fair values of PHONES and related investment resulted primarily from a $144 million decrease in the fair value of the Company’s PHONES, partially offset by a $36 million decrease in the fair value of 16 million shares of Time Warner common stock.  Effective Dec. 31, 2007, the Company has elected to account for its PHONES utilizing the fair value option under FAS No. 159.  As a result of this election, the Company no longer measures just the changes in fair value of the derivative component of the PHONES, but instead measures the changes in fair value of the entire PHONES debt.  See Note 10 for further information pertaining to the Company’s adoption of FAS No. 159. On June 30, 2008, the Company sold its 42.5% investment in ShopLocal, LLC (“ShopLocal”) to Gannett Co., Inc. and received net proceeds of $22 million. The Company recorded a $10 million non-operating pretax loss in the second quarter of 2008 to write down its investment in ShopLocal to the amount of net proceeds received. The favorable income tax adjustment of $1,859 million in the first half of 2008 related to the Company’s election to be treated as a subchapter S corporation, which resulted in the elimination of nearly all of the Company’s net deferred tax liabilities. See Note 3 for further information pertaining to the Company’s election to be treated as a subchapter S corporation.

The second quarter and first half of 2007 included several non-operating items, summarized as follows (in thousands):

	Second Quarter 2007		First Half 2007
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)

Loss on change in fair values of PHONES and related investment	$(27,395)	$(16,711)	$(97,175)	$(59,277)
Strategic transaction expenses	(20,926)	(15,659)	(35,398)	(29,428)
Other, net	17,978	10,966	21,515	13,123
Total non-operating items	$(30,343)	$(21,404)	$(111,058)	$(75,582)

In the second quarter of 2007, the $27 million non-cash pretax loss on change in fair values of PHONES and related investment resulted primarily from a $48 million increase in the fair value of the derivative component of the Company’s PHONES, offset by a $21 million increase in the fair value of 16 million shares of Time Warner common stock.  In the first half of 2007, the $97 million non-cash pretax loss on change in fair values of PHONES and related investment resulted primarily from an $84 million increase in the fair value of the derivative component of the Company’s PHONES, and a $12 million decrease in the fair value of 16 million shares of Time Warner common stock.  Strategic transaction expenses in the second quarter and first half of 2007 related to the Company’s strategic review and the Leveraged ESOP Transactions and included a $13.5 million pretax loss from refinancing certain credit agreements.  Other, net in the second quarter and first half of 2007 included an $18 million pretax gain from the settlement of the Company’s Hurricane Katrina insurance claim.

NOTE 8:  INVENTORIES

Inventories consisted of the following (in thousands):

	June 29, 2008	Dec. 30, 2007

Newsprint	$21,611	$28,664
Supplies and other	11,466	12,011
Total inventories	$33,077	$40,675

Newsprint inventories valued under the LIFO method were less than current cost by approximately $15 million at June 29, 2008 and $10 million at Dec. 30, 2007.

NOTE 9:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following (in thousands):

	June 29, 2008			Dec. 30, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Intangible assets subject to amortization
Subscribers (useful life of 15 to 20 years)	$174,980	$(78,727)	$96,253	$189,879	$(81,698)	$108,181
Network affiliation agreements (useful life of 40 years)(1)	278,034	(33,034)	245,000	278,034	(29,552)	248,482
Other (useful life of 3 to 40
years)	24,635	(12,717)	11,918	25,381	(11,707)	13,674
Total	$477,649	$(124,478)	353,171	$493,294	$(122,957)	370,337

Goodwill and other intangible assets not subject to amortization
Goodwill
Publishing			301,198			4,138,685
Broadcasting and entertainment			1,440,628			1,441,241
Total goodwill			1,741,826			5,579,926
Newspaper mastheads			197,000			1,412,937
FCC licenses			871,946			871,946
Tradename			7,932			7,932
Total			2,818,704			7,872,741
Total goodwill and other intangible assets			$3,171,875			$8,243,078

(1)
Network affiliation agreements, net of accumulated amortization, included $172 million related to FOX affiliations, $71 million related to CW affiliations and $3 million related to MyNetworkTV affiliations as of June 29, 2008.

The changes in the carrying amounts of intangible assets during the first half ended June 29, 2008 were as follows (in thousands):

	Publishing	Broadcasting and Entertainment	Total
Intangible assets subject to amortization
Balance as of Dec. 30, 2007	$70,905	$299,432	$370,337
Amortization expense	(3,548)	(5,772)	(9,320)
Reclassification to assets held for disposition (see Note 2)	(7,823)	—	(7,823)
Foreign currency translation adjustment	(23)	—	(23)
Balance as of June 29, 2008	$59,511	$293,660	$353,171

Goodwill
Balance as of Dec. 30, 2007	$4,138,685	$1,441,241	$5,579,926
Reclassification to assets held for disposition (see Note 2)	(830,481)	(613)	(831,094)
Impairment write-down of goodwill	(3,007,000)	—	(3,007,000)
Foreign currency translation adjustment	(6)	—	(6)
Balance as of June 29, 2008	$301,198	$1,440,628	$1,741,826

Other intangible assets not subject to amortization
Balance as of Dec. 30, 2007	$1,420,869	$871,946	$2,292,815
Reclassification to assets held for disposition (see Note 2)	(379,826)	—	(379,826)
Impairment write-down of newspaper masthead assets	(836,111)	—	(836,111)
Balance as of June 29, 2008	$204,932	$871,946	$1,076,878

Total goodwill and other intangibles as of June 29, 2008	$565,641	$2,606,234	$3,171,875

On March 13, 2008, the Company filed an election to be treated as a subchapter S corporation under the Internal Revenue Code, which election was effective as of the beginning of the Company’s 2008 fiscal year.  As a result, approximately $1,859 million of the Company’s net deferred tax liabilities were eliminated and such adjustment was recorded as a reduction in the Company’s provision for income tax expense in the first quarter of 2008 (see Note 3).  This adjustment resulted in an increase in the carrying values of the Company’s reporting units.

As disclosed in Note 1 and in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007, the Company reviews goodwill and certain intangible assets no longer being amortized for impairment annually in the fourth quarter of each year, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with FAS No. 142.

During 2008, each of the Company’s major newspapers has experienced significant continuing declines in advertising revenues due to a variety of factors, including weak national and local economic conditions, which has reduced advertising demand, and increased competition, particularly from on-line media.  The largest decreases in advertising revenue have been in the real estate and recruitment classified advertising categories.  The advertising shortfalls have caused significant declines in the Company’s publishing segment operating profit.  Due to the declines in actual and projected newspaper advertising revenues, the Company performed an impairment review of goodwill attributable to its newspaper reporting unit and newspaper mastheads in the second quarter of 2008.  The review was conducted after $830 million of newspaper reporting unit goodwill and $380 million of the newspaper masthead assets were allocated to the NMG transaction (see Note 2). As a result of the impairment review, the Company recorded non-cash pretax impairment charges totaling $3,843 million ($3,832 million after taxes) to write down its newspaper reporting unit goodwill by $3,007 million ($3,006 million after taxes) and four newspaper mastheads by a total of $836 million ($826 million after taxes).  These non-cash impairment charges are reflected as write-downs of intangible assets in the Company’s second quarter and first half 2008 unaudited condensed consolidated statements of operations.  The impairment charges do not affect the Company’s operating cash flows or its compliance with its financial debt covenants.

In accordance with FAS No. 142, the impairment review performed in the second quarter of 2008 was based on estimated fair values.  The total fair value of the Company’s newspaper reporting unit was estimated based on projected future discounted cash flow analyses and market valuations of comparable companies.  Under FAS No. 142, the estimated fair value of goodwill of a reporting unit is determined by calculating the residual fair value that remains after the total estimated fair value of the reporting unit is allocated to its net assets other than goodwill.  The Company’s impairment review resulted in an estimated fair value for newspaper reporting unit goodwill of $185 million, which compared to a book value of $3,192 million following the reclassification of goodwill attributable to NMG (see Note 2) and therefore resulted in the pretax impairment charge of $3,007 million for goodwill.  The estimated fair values of the Company’s newspaper mastheads were based on discounted future cash flows calculated utilizing the relief-from-royalty method.  Newspaper mastheads had a total book value of $1,413 million at Dec. 30, 2007, and pertained to five newspapers, including Newsday, which were acquired as part of the Company’s purchase of The Times Mirror Company in 2000.

The determination of estimated fair values of goodwill and other intangible assets not being amortized requires many judgments, assumptions and estimates of several critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, as well as specific economic factors in the publishing and broadcasting industries.  Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in additional non-cash impairment charges related to the Company’s publishing and/or broadcasting and entertainment segments.

NOTE 10:  DEBT

Debt consisted of the following (in thousands):

	June 29, 2008	Dec. 30, 2007

Tranche B Facility due 2014, interest rate of 5.48% and 7.91%, respectively	$7,573,938	$7,587,163
Tranche X Facility due 2008-2009, interest rate of 5.48% and 7.99%, respectively	1,400,000	1,400,000
Bridge Facility due 2008, interest rate of 7.98% and 9.43%, respectively	1,600,000	1,600,000
Medium-term notes due 2008, weighted average interest rate of 5.6% in 2008 and 2007	237,585	262,585
Property financing obligation, effective interest rate of 7.7% (Note 13)	—	35,676
4.875% notes due 2010, net of unamortized discount of $334 and $410, respectively	449,666	449,589
7.25% debentures due 2013, net of unamortized discount of $1,622 and $1,794, respectively	80,461	80,289
5.25% notes due 2015, net of unamortized discount of $1,127 and $1,205, respectively	328,874	328,795
7.5% debentures due 2023, net of unamortized discount of $3,614 and $3,732, respectively	95,134	95,016
6.61% debentures due 2027, net of unamortized discount of $2,043 and $2,095, respectively	82,917	82,864
7.25% debentures due 2096, net of unamortized discount of $17,832 and $17,926, respectively	130,167	130,073
Subordinated promissory notes due 2018, effective interest rate of 17%, net of unamortized discount of $165,040 and $165,000, respectively	65,547	60,315
Interest rate swaps	133,207	119,029
Other notes and obligations	12,659	15,091
Total debt excluding PHONES	12,190,155	12,246,485
2% PHONES debt related to Time Warner stock, due 2029	276,000	597,040
Total debt	$12,466,155	$12,843,525

Debt was classified as follows in the unaudited condensed consolidated balance sheets (in thousands):

	June 29, 2008	Dec. 30, 2007

Current liabilities:
PHONES debt related to Time Warner stock	$219,184	$253,080
Other debt due within one year	1,479,703	750,239
Total current debt	1,698,887	1,003,319
Long-term debt:
PHONES debt related to Time Warner stock	56,816	343,960
Other long-term debt	10,710,452	11,496,246
Total long-term debt	10,767,268	11,840,206
Total debt	$12,466,155	$12,843,525

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

The Revolving Credit Facility includes a letter of credit subfacility in an amount up to $250 million and a swing line facility in an amount up to $100 million.  As of June 29, 2008, the Company had $65 million of letters of credit outstanding. Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes.

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

On June 29, 2007, the Company repaid $100 million of the $1.5 billion of borrowings under the Tranche X Facility.  At June 29, 2008, a required principal repayment of $650 million on the Tranche X Facility was due on Dec. 4, 2008. Subsequent to June 29, 2008, the Company repaid an aggregate of $807 million of the borrowings under the Tranche X Facility, utilizing the net cash proceeds of $218 million from a $300 million trade receivables securitization facility entered into on July 1, 2008 (see discussion below) and the net cash proceeds of $589 million from the NMG transaction (see Note 2).  The remaining principal balance on the Tranche X facility of $593 million must be repaid on June 4, 2009, which amount may be adjusted to reflect additional prepayments or other mandatory prepayments (described below) applied thereto prior to that date.

The Tranche B Facility is a seven-year facility which matures on June 4, 2014 and also amortizes at a rate of 1.0% per annum (payable quarterly). The Revolving Facility is a six-year facility and matures on June 4, 2013.  In February 2008, the Company refinanced $25 million of its medium-term notes with borrowings under the Delayed Draw Facility.  The Delayed Draw Facility automatically becomes part of the Tranche B Facility as amounts are borrowed and amortizes based upon the Tranche B Facility amortization schedule. The Company intends to use the Delayed Draw Facility to refinance approximately $238 million of its remaining medium-term notes as they mature during 2008.  Accordingly, the Company has classified its medium-term notes as long-term at June 29, 2008 and Dec. 30, 2007.

Borrowings under the Credit Agreement are prepayable at any time prior to maturity without penalty, and the unutilized portion of the commitments under the Revolving Credit Facility or the Delayed Draw Facility may be reduced at the option of the Company without penalty.

Upon execution of the Interim Credit Agreement, loans under the Bridge Facility bore interest per annum at a variable rate equal to, at the Company’s election, the applicable base rate plus a margin of 350 basis points or LIBOR plus a margin of 450 basis points. Pursuant to the terms of the Interim Credit Agreement, such margins increased by 50 basis points per annum on March 20, 2008 and June 20, 2008 and will continue to increase by this amount in each succeeding quarter, subject to specified caps, a portion of which interest may be payable through an interest payable-in-kind feature.  Subject to certain prepayment restrictions contained in the Credit Agreement, the Bridge Facility is prepayable at any time prior to maturity without penalty, including in connection with the issuance of up to $1.6 billion of high-yield notes.

If any loans under the Bridge Facility remain outstanding on Dec. 20, 2008, the lenders thereunder will have the option, subject to the terms of the Interim Credit Agreement, at any time and from time to time to exchange such initial loans for senior exchange notes that the Company will issue under a senior indenture, and the maturity date of any initial loans that are not exchanged for senior exchange notes will, unless a bankruptcy event of default has occurred and is continuing on such date, automatically be extended to Dec. 20, 2015 (the “Final Interim Credit Agreement Maturity Date”). Accordingly, the Company has classified the borrowings under the Bridge Facility as long-term at June 29, 2008 and Dec. 30, 2007. The senior exchange notes will also mature on the Final Interim Credit Agreement Maturity Date. Holders of the senior exchange notes will have registration rights.

Loans under the Tranche X Facility, Tranche B Facility and Revolving Loan Facility are required to be repaid with the following proceeds, subject to certain exceptions and exclusions set forth in the Credit Agreement: (a) 100% of the net cash proceeds from the issuance or incurrence of debt for borrowed money by the Company or any subsidiary (other than debt permitted to be incurred under the negative covenants contained in the Credit Agreement (with certain exclusions)), (b) certain specified percentages of excess cash flow proceeds based on a leverage-based grid ranging from 50% to 0% and (c) 100% of the net cash proceeds from all asset sales, certain dispositions, share issuances by the Company’s subsidiaries and casualty events unless, in each case, the Company reinvests the proceeds pursuant to the terms of the Credit Agreement. As noted above, aggregate repayments of the Tranche X facility of $807 million were made subsequent to June 29, 2008.

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

Further, pursuant to the Credit Agreement, the Company is required to comply, on a quarterly basis, with a maximum total guaranteed leverage ratio and a minimum interest coverage ratio. For the twelve-month period ending June 29, 2008, the maximum permitted “Total Guaranteed Leverage Ratio” and the minimum permitted “Interest Coverage Ratio” (each as defined in the Credit Agreement) were 9.00 to 1.0 and 1.15 to 1.0, respectively. Both financial covenant ratios are measured on a rolling four-quarter basis and become more restrictive on an annual basis as set forth in the Credit Agreement. At June 29, 2008, the Company was in compliance with these financial covenants. The Company’s ability to remain in compliance with these financial covenants will be impacted by a number of factors, including the Company’s ability to continue to generate sufficient revenues and cash flows, changes in interest rates, the impact of future purchase, sale, joint venture or similar transactions involving the Company or its business units and the other risks and uncertainties set forth in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007.

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

As of June 29, 2008, the Company had outstanding borrowings of $7.6 billion under the Tranche B Facility, $1.4 billion under the Tranche X Facility, and $1.6 billion under the Bridge Facility.  As of June 29, 2008, the applicable interest rate was 5.48% on the Tranche B Facility, 5.48% on the Tranche X Facility and 7.98% on the Bridge Facility.

Trade Receivables Securitization Facility—On July 1, 2008, the Company and Tribune Receivables LLC, a wholly-owned subsidiary of the Company (the “Receivables Subsidiary”), entered into a $300 million trade receivables securitization facility.  The Receivables Subsidiary borrowed $225 million under this facility and incurred transaction costs totaling $7 million.  The net proceeds of $218 million were utilized to pay down the borrowings under the Tranche X Facility.

Pursuant to a receivables purchase agreement, dated as of July 1, 2008, among the Company, the Receivables Subsidiary and certain other subsidiaries of the Company (the “Operating Subsidiaries”), the Operating Subsidiaries sell certain trade receivables and related assets (the “Receivables”) to the Company on a daily basis.  The Company, in turn, sells such Receivables to the Receivables Subsidiary, also on a daily basis.  Receivables transferred to the Receivables Subsidiary are assets of the Receivables Subsidiary and not of the Company or any of the Operating Subsidiaries (and accordingly will not be available to the creditors of the Company or any of the Operating Subsidiaries).

The Receivables Subsidiary has also entered into a receivables loan agreement, dated as of July 1, 2008 (the “Receivables Loan Agreement”), among the Company, as servicer, the Receivables Subsidiary, as borrower, certain entities from time to time parties thereto as conduit lenders and committed lenders (the “Lenders”), certain financial institutions from time to time parties thereto as funding agents, and Barclays Bank PLC, as administrative agent.  Pursuant to the Receivables Loan Agreement, the Lenders, from time to time, make advances to the Receivables Subsidiary.  The advances are secured by, and repaid through collections on, the Receivables owned by the Receivables Subsidiary.  The aggregate outstanding principal amount of the advances may not exceed $300 million.  The Company (directly and indirectly through the Operating Subsidiaries) services the Receivables, and the Receivables Subsidiary pays a fee to the Company for such services. The Receivables Subsidiary will pay a commitment fee on the undrawn portion of the facility and administrative agent fees.

In accordance with FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company will account for this arrangement as a secured borrowing by the Receivables Subsidiary and will include the pledged assets in receivables and the cash advances in debt in its consolidated balance sheets prospectively.  Advances under the Receivables Loan Agreement that are funded through commercial paper issued by the Lenders will accrue interest based on the applicable commercial paper interest rate or discount rate, plus a margin. All other advances will accrue interest at (i) LIBOR, (ii) the prime rate or (iii) the federal funds rate, in each case plus an applicable margin.  The Receivables Loan Agreement includes customary early amortization events and events of default for facilities of this nature.  The Receivables Subsidiary is required to repay the advances in full by no later than July 1, 2010.

Interest Rate Swaps—As noted above, the Company is party to three interest rate swaps covered under the Swap Documents. At June 29, 2008, the fair value of these swaps had declined since their inception date of July 3, 2007 by $104 million, which amount is included in long-term debt.  The $104 million change in fair value of these swaps is included, net of taxes, in the accumulated other comprehensive income (loss) component of shareholders’ equity (deficit) at June 29, 2008. The Company is also party to an additional interest rate swap agreement related to the $100 million 7.5% debentures due in 2023 which effectively converts the fixed 7.5% rate to a variable rate based on LIBOR.

Debt Due Within One Year—Debt due within one year at June 29, 2008 included $1.4 billion of borrowings under the Tranche X Facility, $78 million of borrowings under the Tranche B Facility, and $219 million related to PHONES. As noted above, subsequent to June 29, 2008, the Company repaid an aggregate of $807 million of the borrowings under the Tranche X facility.  Debt due within one year at Dec. 30, 2007 included $650 million of borrowings under the Tranche X Facility, $76 million of borrowings under the Tranche B Facility, $253 million related to PHONES, and $24 million of property financing and other obligations.  The Company expects to fund interest and principal payments due in the next twelve months through a combination of cash flows from operations, available borrowings under the Revolving Credit Facility, and, if necessary, dispositions of assets or operations.  The Company’s ability to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance and its ability to dispose of assets on favorable terms.  There can be no assurances that the Company’s businesses will generate sufficient cash flows from operations or that future borrowings under the Revolving Credit Facility will be available in an amount sufficient to satisfy debt maturities or to fund other liquidity needs or that any such asset dispositions can be completed.  The Company’s financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company.

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

If the Company cannot make scheduled payments or prepayments on its debt, the Company will be in default and, as a result, among other things, the Company’s debt holders could declare all outstanding principal and interest to be due and payable and the Company could be forced into bankruptcy or liquidation or be required to substantially restructure or alter business operations or debt obligations.

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

The PHONES debenture agreement requires principal payments equal to any dividends declared on the 16 million shares of Time Warner common stock. A payment of $.125 per PHONES was made in the second quarter of 2008 for a Time Warner dividend declared in the first quarter of 2008, and a payment of $.125 per PHONES will be due in the third quarter of 2008 for a Time Warner dividend declared in the second quarter of 2008.  The Company records the dividends it receives on its Time Warner common stock as dividend income and accounts for the related payments to the PHONES holders as reduction of principal.

The Company may redeem the PHONES at any time for the higher of the principal value of the PHONES ($155.77 per PHONES at June 29, 2008) or the then market value of two shares of Time Warner common stock, subject to certain adjustments. At any time, holders of the PHONES may exchange a PHONES for an amount of cash equal to 95% (or 100% under certain circumstances) of the market value of two shares of Time Warner common stock. At June 29, 2008, the market value per PHONES was $34.50, and the market value of two shares of Time Warner common stock was $28.84. The amount PHONES holders could have received if they had elected to exchange their PHONES for cash on June 29, 2008 was $219 million, which is included in current liabilities at June 29, 2008.

Prior to the adoption of FAS No. 159, the Company accounted for the PHONES under the provisions of FAS No. 133.  Under FAS No. 133, the PHONES consisted of a discounted debt component, which was presented at book value, and a derivative component, which was presented at fair value. Changes in the fair value of the derivative component of the PHONES were recorded in the statement of operations. At Dec. 30, 2007, the Company performed a direct valuation of the derivative component of the PHONES utilizing the Black-Scholes option-pricing model.  As noted above, effective Dec. 31, 2007, the Company has elected to account for the PHONES utilizing the fair value option under FAS No. 159.  As a result of this election, the PHONES no longer consists of a discounted debt component, presented at book value, and a derivative component, presented at fair value, but instead is presented based on the fair value of the entire PHONES debt.  The Company made this election as the fair value of the PHONES is readily determinable based on quoted market prices.  Changes in the fair value of the PHONES are recorded in the statement of operations.

The following table summarizes the impact of the adoption of FAS No. 159 for the PHONES on the Company’s unaudited condensed consolidated balance sheet (in thousands):

	Balances Prior To Adoption	Net Gain/(Loss) Upon Adoption	Balances After Adoption

PHONES debt (current and long-term portions)	$(597,040)	$177,040	$(420,000)
Unamortized debt issuance costs related to PHONES included in other non-current assets	$18,384	(18,384)	$—
Pretax cumulative effect of adoption		158,656
Increase in deferred income tax liabilities		(61,876)
Cumulative effect of adoption (increase to retained earnings)		$96,780

In accordance with FAS No. 159, the $97 million after-tax cumulative effect of adoption was recorded directly to retained earnings and was not included in the Company’s unaudited condensed consolidated statement of operations for the first half ended June 29, 2008.

The market value of the PHONES, which are traded on the New York Stock Exchange, was $276 million and $420 million at June 29, 2008 and Dec. 30, 2007, respectively.  The outstanding principal balance of the PHONES was $1,246 million and $1,248 million at June 29, 2008 and Dec. 30, 2007, respectively.

NOTE 11:  FAIR VALUE OF FINANCIAL INSTRUMENTS

As discussed in Note 1, the Company adopted FAS No. 157 effective Dec. 31, 2007.  FAS No. 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  In February 2008, the FASB issued Staff Position No. 157-2 (“FSP No. 157-2”) which defers the effective date of FAS No. 157 for all nonfinancial assets and liabilities, except those items recognized or disclosed at fair value on an annual or more frequently recurring basis, until one year after the adoption of FAS No. 157.  The Company is currently evaluating the impact of FAS No. 157 on the Company’s assets and liabilities within the scope of FSP 157-2, the provisions of which will become effective beginning in the Company’s first quarter of 2009.

In accordance with FAS No. 157, the Company has categorized its financial assets and liabilities into a three-level hierarchy as outlined below.

•
Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market.  Level One financial assets for the Company include its investment in Time Warner stock related to its PHONES debt and other investments in the securities of public companies that are classified as available for sale.  Level One financial liabilities for the Company include its PHONES debt related to Time Warner stock (see Note 10 for additional information pertaining to the fair value of the Company’s PHONES debt).

•
Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.  Level Two financial assets and liabilities also include assets and liabilities whose values are derived from valuation models whose inputs are observable.  Level Two financial assets and liabilities for the Company include its interest rate swaps (see Note 10 for additional information on the Company’s interest rate swaps).

•
Level 3 – Financial assets and liabilities whose values are based on valuation models or pricing techniques that utilize unobservable inputs that are significant to the overall fair value measurement.  The Company does not currently have any Level Three financial assets or liabilities.

The following table presents the financial assets and liabilities measured at fair value on a recurring basis on the Company’s unaudited condensed consolidated balance sheet at June 29, 2008 (in thousands):

	June 29, 2008
	Level 1	Level 2
Financial assets:
Time Warner stock related to PHONES	$230,720	$—
Other investments in securities of public companies	3,184	—
Interest rate swaps	—	33,999
Total	$233,904	$33,999

Financial liabilities:
PHONES debt related to Time Warner stock	$276,000	$—
Interest rate swaps	—	133,207
Total	$276,000	$133,207

NOTE 12:  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) reflects all changes in the net assets of the Company during the period from transactions and other events and circumstances, except those resulting from stock issuances, stock repurchases and dividends.  The Company’s comprehensive income (loss) includes net income (loss) and other gains and losses.

The Company’s comprehensive income (loss) was as follows (in thousands):

	Second Quarter		First Half
	2008	2007	2008	2007

Net income (loss)	$(4,533,949)	$36,276	$(2,710,487)	$12,981
Change in unrecognized benefit plan losses, net of taxes	(45,544)	—	(57,109)	—
Adjustment for previously unrecognized benefit plan losses included in net income, net of taxes	4,365	6,357	10,716	13,999
Unrealized loss on marketable securities, net of taxes	(727)	(1,720)	(2,096)	(2,331)
Unrecognized gains (losses) on cash flow hedging instruments:
Gains (losses) on cash flow hedging instruments arising during the period, net of taxes	55,423	—	(13,032)	—
Adjustment for gains on cash flow hedging instruments included in net income, net of
taxes	(1,645)	—	(1,617)	—
Unrecognized gains (losses) on cash flow
hedging instruments, net of taxes	53,778	—	(14,649)	—
Change in foreign currency translation
adjustments, net of taxes	(59)	187	(65)	204
Other comprehensive income (loss)	11,813	4,824	(63,203)	11,872
Comprehensive income (loss)	$(4,522,136)	$41,100	$(2,647,284)	$24,853

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

On Nov. 30, 2007, the FCC issued an order (the “Order”) granting applications of the Company to transfer control of the Company from the shareholders to the ESOP.  In the Order, the FCC granted the Company temporary waivers of the newspaper/broadcast cross-ownership rule in Miami, Florida (WSFL-TV and the South Florida Sun-Sentinel); Hartford, Connecticut (WTXX-TV/WTIC-TV and the Hartford Courant); and Los Angeles, California (KTLA-TV and the Los Angeles Times) for a six-month period beginning Jan. 1, 2008. The waiver also encompassed New York, New York (allowing for the common ownership of WPIX-TV and Newsday); however, following the consumation of the NMG transaction on July 29, 2008 (see Note 2), the Company no longer has an attributable interest in both a television and a newspaper in that market.  The six-month waiver could be automatically extended under two conditions: (1) if the Company appeals the Order, the waivers are extended for the longer of two years or six months after the conclusion of the litigation over the Order; or (2) if the FCC adopts a revised newspaper-broadcast cross-ownership rule prior to Jan. 1, 2008, the waivers are extended for a two-year period to allow the Company to come into compliance with any revised rule, provided that in the event the revised rule is the subject of a judicial stay, the waiver is extended until six months after the expiration of any such stay.

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

On Dec. 18, 2007, the FCC announced in an FCC news release the adoption of revisions to the newspaper/broadcast cross-ownership rule. The FCC, on Feb. 4, 2008, released the full text of the rule.  The revised rule establishes a presumption that the common ownership of a daily newspaper of general circulation and either a television or a radio broadcast station in the top 20 Nielsen Designated Market Areas (“DMAs”) would serve the public interest, provided that, if the transaction involves a television station, (i) at least eight independently owned and operating major media voices (defined to include major newspapers and full-power commercial television stations) would remain in the DMA following the transaction and (ii) the cross-owned television station is not among the top-four ranked television stations in the DMA. Other proposed newspaper/broadcast transactions would be presumed not to be in the public interest, except in the case of a “failing” station or newspaper, or in the event that the proposed transaction results in a new source of news in the market. The FCC did not further relax the television-radio cross-ownership rules, the radio local ownership rules, or the television duopoly rules. Under the rule adopted, the Company would be entitled to a presumption in favor of common ownership in two of the three of the Company’s cross-ownership markets (Los Angeles, California and Miami, Florida) not covered by the FCC’s grant of a permanent waiver (Chicago, Illinois). Various parties, including the Company, have sought judicial review of the FCC’s order adopting the new rule.

Congress removed national limits on the number of broadcast stations a licensee may own in 1996. However, federal law continues to limit the number of radio and television stations a single owner may own in a local market, and caps the percentage of the national television audience that may be reached by a licensee’s television stations in the aggregate at 39%.

Television and radio broadcasting licenses are subject to renewal by the FCC, at which time they may be subject to petitions to deny the license renewal applications. At June 29, 2008, the Company had FCC authorization to operate 23 television stations and one AM radio station.  In order to expedite the renewal grants, the Company entered into tolling agreements with the FCC for WPIX-TV, New York, WDCW-TV, Washington, D.C., WGNO-TV, New Orleans, WXIN-TV, Indianapolis, WXMI-TV, Grand Rapids, WGN-TV, Chicago, WPHL-TV, Philadelphia, KWGN-TV, Denver, KHCW-TV, Houston, KTLA-TV, Los Angeles, KTXL-TV, Sacramento, KSWB-TV, San Diego, KCPQ-TV, Seattle/Tacoma, WTIC-TV, and WPMT-TV Harrisburg, Pennsylvania).  The tolling agreements would allow the FCC to penalize the Company for rule violations that occurred during the previous license term notwithstanding the grant of renewal applications.

The television industry is in the final stages of the transition to digital television (“DTV”). By law, the transition to DTV is to occur by Feb. 17, 2009. The FCC has issued an order with the final, post-transition DTV channel assignments for every full power television station in the U.S. It also recently completed a proceeding that established the operating rules for DTV stations just before and after the transition in February

2009. Conversion to digital transmission requires all television broadcasters, including those owned by the Company, to invest in digital equipment and facilities. At June 29, 2008, all of the Company’s television stations were operating DTV stations in compliance with the FCC’s rules.

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

Variable Interest Entities—The Company holds significant variable interests, as defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” in Classified Ventures, LLC, ShopLocal, LLC and Topix, LLC, but the Company has determined that it is not the primary beneficiary of these entities.  The Company’s maximum loss exposure related to these entities is limited to its equity investments in Classified Ventures, LLC, ShopLocal, LLC, and Topix, LLC, which were $36 million, $22 million and $22 million, respectively, at June 29, 2008.  On June 30, 2008, the Company sold its investment in ShopLocal, LLC and received net proceeds of $22 million.

Acquisition of TMCT Real Properties—On Sept. 22, 2006, the Company amended the terms of its lease agreement with TMCT, LLC, an investment trust in which the Company formerly held an interest following the Company’s acquisition of The Times Mirror Company in 2000 and from which the Company leased eight real properties (see Note 8 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007 for further information on the Company’s interest in TMCT, LLC).  Under the terms of the amended lease, the Company was granted an accelerated option to acquire the eight properties during the month of January 2008 for $175 million. The Company exercised this option on Jan. 29, 2008 and the acquisition was completed on April 28, 2008.  In connection with this acquisition, the related property financing obligation of $28 million at April 28, 2008 was extinguished (see Note 10).  No gain or loss was recorded in the second quarter of 2008 as a result of the acquisition.

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

NOTE 14:  SEGMENT INFORMATION

Financial data for each of the Company’s business segments, from continuing operations, was as follows (in thousands):

	Second Quarter		First Half
	2008	2007	2008	2007

Operating revenues:
Publishing	$700,555	$783,578	$1,414,652	$1,588,267
Broadcasting and entertainment	409,254	392,959	700,936	675,967
Total operating revenues	$1,109,809	$1,176,537	$2,115,588	$2,264,234

Operating profit (loss)(1):
Publishing(2)	$(3,767,918)	$81,336	$(3,729,697)	$206,926
Broadcasting and entertainment	103,403	107,734	238,598	169,116
Corporate expenses	(10,127)	(13,972)	(38,624)	(33,613)
Total operating profit (loss)	$(3,674,642)	$175,098	$(3,529,723)	$342,429

	June 29, 2008	Dec. 30, 2007

Assets:
Publishing	$2,729,802	$8,121,133
Broadcasting and entertainment	3,713,853	3,993,933
Corporate	995,665	1,000,873
Assets held for disposition	796,247	33,780
Total assets	$8,235,567	$13,149,719

(1)	Operating profit (loss) for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

(2)	The second quarter and first half 2008 operating loss for the publishing segment included non-cash pretax impairment write-downs of intangible assets totaling $3,843 million. See Note 9.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the second quarter and first half of 2008 to the second quarter and first half of 2007.  This commentary should be read in conjunction with the Company’s unaudited condensed consolidated financial statements, which are also presented in this Form 10-Q.  Certain prior year amounts have been reclassified to conform with the 2008 presentation.

FORWARD-LOOKING STATEMENTS

The discussion contained in this Item 2 (including, in particular, the discussion under “Liquidity and Capital Resources”), the information contained in the preceding notes to the unaudited condensed consolidated financial statements and the information contained in Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” contain certain comments and forward-looking statements that are based largely on the Company’s current expectations.  Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007.  Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: our ability to generate sufficient cash to service the significant debt levels and other financial obligations that resulted from the Leveraged ESOP Transactions (as defined below in “Significant Events”); our ability to comply with or obtain modifications or waivers of the financial covenants contained in our senior credit facilities, and the potential impact to our operations and liquidity as a result of the restrictive covenants in such senior credit facilities; our dependency on dividends and distributions from our subsidiaries to make payments on our indebtedness; increased interest rate risk due to our higher level of variable rate indebtedness; the ability to maintain our subchapter S corporation status; changes in advertising demand, circulation levels and audience shares; consumer, advertiser and general market acceptance of various new marketing initiatives that the Company has introduced or may pursue in the future and the Company’s ability to implement such initiatives without disruption or other adverse impact on the Company’s business and operations; regulatory and judicial rulings, including changes in tax laws or policies; availability and cost of broadcast rights; competition and other economic conditions; changes in newsprint prices; changes in the Company’s credit ratings and interest rates; changes in accounting standards; adverse results from litigation, governmental investigations or tax-related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, joint ventures, investments and divestitures; the effect of derivative transactions; the Company’s reliance on third-party vendors for various services; and events beyond the Company’s control that may result in unexpected adverse operating results.

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

SIGNIFICANT EVENTS

Write-downs of Intangible Assets—As described in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007, the Company reviews goodwill and certain intangible assets no longer being amortized for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142 (“FAS No. 142”), “Goodwill and Other Intangible Assets.”  During 2008, each of the Company’s major newspapers has experienced significant continuing declines in advertising revenues due to a variety of factors, including weak national and local economic conditions, which has reduced advertising demand, and increased competition, particularly from on-line media.  Due to the decline in actual and projected newspaper advertising revenues, the Company performed an impairment review of goodwill attributable to its newspaper reporting unit and of newspaper masthead intangible assets in the second quarter of 2008.  The review was conducted after $830 million of newspaper reporting unit goodwill and $380 million of newspaper masthead intangible assets were allocated to the Newsday Media Group (“NMG”) transaction (see the discussion under “Discontinued Operations” below).  As a result of the impairment review, the Company recorded non-cash pretax impairment charges in the second quarter of 2008 totaling $3,843 million ($3,832 million after taxes) to write down its newspaper reporting unit goodwill by $3,007 million ($3,006 million after taxes) and four newspaper mastheads by a total of $836 million ($826 million after taxes).  These non-cash impairment charges are reflected as “Write-downs of intangible assets” in the Company’s unaudited condensed consolidated statements of operations in Part I, Item 1, hereof.  These non-cash impairment charges do not affect the Company’s operating cash flows or its compliance with its financial debt covenants.  See Note 9 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof for a further discussion of the methodology the Company utilized to perform this impairment review.

Under FAS No. 142, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values.  The determination of estimated fair values of goodwill and other intangible assets not being amortized requires many judgments, assumptions and estimates of several critical factors, including revenue and market growth, operating cash flows, market multiples, and discount rates, as well as specific economic factors in the publishing and broadcasting industries.  Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in additional non-cash impairment charges related to the Company’s publishing and/or broadcasting and entertainment segments.

S Corporation Election—On March 13, 2008, the Company filed an election to be treated as a subchapter S corporation under the Internal Revenue Code, which election is effective as of the beginning of the Company’s 2008 fiscal year.  The Company also elected to treat nearly all of its subsidiaries as qualified subchapter S subsidiaries.  Subject to certain limitations (such as the built-in gain tax applicable for ten years to gains accrued prior to the election), the Company is no longer subject to federal income tax.  Instead, the Company’s income will be required to be reported by its shareholders.  The Company’s Employee Stock Ownership Plan, the Company’s sole shareholder (see Note 5 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof), will not be taxed on the share of income that is passed through to it because the Employee Stock Ownership Plan is a qualified employee benefit plan.  Although most states in which the Company operates recognize the S corporation status, some impose income taxes at a reduced rate.

As a result of the election and in accordance with FASB Statement No. 109, “Accounting for Income Taxes”, the Company eliminated approximately $1,859 million of net deferred income tax liabilities as of Dec. 31, 2007, and recorded such adjustment as a reduction in the Company’s provision for income tax expense in the first quarter of 2008.  The Company continues to report deferred income taxes relating to states that assess taxes on S corporations, subsidiaries which are not qualified subchapter S subsidiaries, and potential asset dispositions that the Company expects will be subject to the built-in gain tax.

Leveraged ESOP Transactions—On April 1, 2007, the Company’s board of directors (the “Board”), based on the recommendation of a special committee of the Board comprised entirely of independent directors, approved a series of transactions (collectively, the “Leveraged ESOP Transactions”) with a newly formed Tribune Employee Stock Ownership Plan (the “ESOP”), EGI-TRB, L.L.C., a Delaware limited liability company (the “Zell Entity”) wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family), and Samuel Zell. On Dec. 20, 2007, the Company completed the Leveraged ESOP Transactions which culminated in the cancellation of all issued and outstanding shares of the Company’s common stock as of that date, other than shares held by the Company or the ESOP, and the Company becoming wholly-owned by the ESOP. The Company has significant continuing public debt and has accounted for these transactions as a leveraged recapitalization and, accordingly, has maintained a historical cost presentation in its consolidated financial statements.

The Leveraged ESOP Transactions consisted of a series of transactions that included the following:

•
On April 1, 2007, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GreatBanc Trust Company, not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust, a separate trust which forms a part of the ESOP, Tesop Corporation, a Delaware corporation wholly-owned by the ESOP (“Merger Sub”), and the Zell Entity (solely for the limited purposes specified therein) providing for Merger Sub to be merged with and into the Company, and following such merger, the Company to continue as the surviving corporation wholly-owned by the ESOP (the “Merger”).

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

•
On April 25, 2007, the Company commenced a tender offer to repurchase up to 126 million shares of the Company’s common stock that were then outstanding at a price of $34.00 per share in cash (the “Share Repurchase”). The tender offer expired on May 24, 2007 and 126 million shares of the Company’s common stock were repurchased and subsequently retired on June 4, 2007 utilizing proceeds from the Credit Agreement (as defined in the “Credit Agreements” section below).

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

•
On Dec. 20, 2007, the Company completed its merger with Merger Sub, with the Company surviving the Merger. Pursuant to the terms of the Merger Agreement, each share of common stock of the Company, par value $0.01 per share, issued and outstanding immediately prior to the Merger, other than shares held by the Company, the ESOP or Merger Sub immediately prior to the Merger (in each case, other than shares held on behalf of third parties) and shares held by shareholders who validly exercised appraisal rights, was cancelled and automatically converted into the right to receive $34.00, without interest and less any applicable withholding taxes, and the Company became wholly-owned by the ESOP.

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

The Revolving Credit Facility includes a letter of credit subfacility in an amount up to $250 million and a swing line facility in an amount up to $100 million.  As of June 29, 2008, the Company had $65 million of letters of credit outstanding. Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes.

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

On June 29, 2007, the Company repaid $100 million of the $1.5 billion of borrowings under the Tranche X Facility.  At June 29, 2008, a required principal repayment of $650 million on the Tranche X Facility was due on Dec. 4, 2008.  Subsequent to June 29, 2008, the Company repaid an aggregate of $807 million of the borrowings under the Tranche X Facility, utilizing the net cash proceeds of $218 million from a $300 million trade receivables securitization facility entered into on July 1, 2008 (see discussion below) and $589 million of the net cash proceeds from the NMG transaction (see Note 2 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof).  The remaining principal balance on the Tranche X facility of $593 million must be repaid on June 4, 2009, which amount may be adjusted to reflect additional prepayments or other mandatory prepayments (described below) applied thereto prior to that date.

The Tranche B Facility is a seven-year facility which matures on June 4, 2014 and also amortizes at a rate of 1.0% per annum (payable quarterly). The Revolving Facility is a six-year facility and matures on June 4, 2013.  In February 2008, the Company refinanced $25 million of its medium-term notes with borrowings under the Delayed Draw Facility.  The Delayed Draw Facility automatically becomes part of the Tranche B Facility as amounts are borrowed and amortizes based upon the Tranche B Facility amortization schedule. The Company intends to use the Delayed Draw Facility to refinance approximately $238 million of its remaining medium-term notes as they mature during 2008.  Accordingly, the Company has classified its medium-term notes as long-term at June 29, 2008 and Dec. 30, 2007.

Borrowings under the Credit Agreement are prepayable at any time prior to maturity without penalty, and the unutilized portion of the commitments under the Revolving Credit Facility or the Delayed Draw Facility may be reduced at the option of the Company without penalty.

Upon execution of the Interim Credit Agreement, loans under the Bridge Facility bore interest per annum at a variable rate equal to, at the Company’s election, the applicable base rate plus a margin of 350 basis points or LIBOR plus a margin of 450 basis points. Pursuant to the terms of the Interim Credit Agreement, such margins increased by 50 basis points per annum on March 20, 2008 and June 20, 2008 and will continue to increase by this amount in each succeeding quarter, subject to specified caps, a portion of which interest may be payable through an interest payable-in-kind feature.  Subject to certain prepayment restrictions contained in the Credit Agreement, the Bridge Facility is prepayable at any time prior to maturity without penalty, including in connection with the issuance of up to $1.6 billion of high-yield notes.

If any loans under the Bridge Facility remain outstanding on Dec. 20, 2008, the lenders thereunder will have the option, subject to the terms of the Interim Credit Agreement, at any time and from time to time to exchange such initial loans for senior exchange notes that the Company will issue under a senior indenture, and the maturity date of any initial loans that are not exchanged for senior exchange notes will, unless a bankruptcy event of default has occurred and is continuing on such date, automatically be extended to Dec. 20, 2015 (the “Final Interim Credit Agreement Maturity Date”). Accordingly, the Company has classified the borrowings under the Bridge Facility as long-term at June 29, 2008 and Dec. 30, 2007. The senior exchange notes will also mature on the Final Interim Credit Agreement Maturity Date. Holders of the senior exchange notes will have registration rights.

Loans under the Tranche X Facility, Tranche B Facility and Revolving Loan Facility are required to be repaid with the following proceeds, subject to certain exceptions and exclusions set forth in the Credit Agreement: (a) 100% of the net cash proceeds from the issuance or incurrence of debt for borrowed money by the Company or any subsidiary (other than debt permitted to be incurred under the negative covenants contained in the Credit Agreement (with certain exclusions)), (b) certain specified percentages of excess cash flow proceeds based on a leverage-based grid ranging from 50% to 0% and (c) 100% of the net cash proceeds from all asset sales, certain dispositions, share issuances by the Company’s subsidiaries and casualty events unless, in each case, the Company reinvests the proceeds pursuant to the terms of the Credit Agreement.  As noted above, aggregate repayments of the Tranche X facility of $807 million were made subsequent to June 29, 2008 pursuant to these provisions.

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

Further, pursuant to the Credit Agreement, the Company is required to comply, on a quarterly basis, with a maximum total guaranteed leverage ratio and a minimum interest coverage ratio. For the twelve-month period ending June 29, 2008, the maximum permitted “Total Guaranteed Leverage Ratio” and the minimum permitted “Interest Coverage Ratio” (each as defined in the Credit Agreement) were 9.00 to 1.0 and 1.15 to 1.0, respectively. Both financial covenant ratios are measured on a rolling four-quarter basis and become more restrictive on an annual basis as set forth in the Credit Agreement. At June 29, 2008, the Company was in compliance with these financial covenants. The Company’s ability to remain in compliance with these financial covenants will be impacted by a number of factors, including the Company’s ability to continue to generate sufficient revenues and cash flows, changes in interest rates, the impact of future purchase, sale, joint venture or similar transactions involving the Company or its business units and the other risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007.

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

As of June 29, 2008, the Company had outstanding borrowings of $7.6 billion under the Tranche B Facility, $1.4 billion under the Tranche X Facility, and $1.6 billion under the Bridge Facility.  As of June 29, 2008, the applicable interest rate was 5.48% on the Tranche B Facility, 5.48% on the Tranche X Facility and 7.98% on the Bridge Facility.

Trade Receivables Securitization Facility—On July 1, 2008, the Company and Tribune Receivables LLC, a wholly-owned subsidiary of the Company (the “Receivables Subsidiary”), entered into a $300 million trade receivables securitization facility.  The Receivables Subsidiary borrowed $225 million under this facility and incurred transaction costs totaling $7 million. The net proceeds of $218 million were utilized to pay down the borrowings under the Tranche X facility.

Pursuant to a receivables purchase agreement, dated as of July 1, 2008, among the Company, the Receivables Subsidiary and certain other subsidiaries of the Company (the “Operating Subsidiaries”), the Operating Subsidiaries sell certain trade receivables and related assets (the “Receivables”) to the Company on a daily basis.  The Company, in turn, sells such Receivables to the Receivables Subsidiary, also on a daily basis.  Receivables transferred to the Receivables Subsidiary are assets of the Receivables Subsidiary and not of the Company or any of the Operating Subsidiaries (and accordingly will not be available to the creditors of the Company or any of the Operating Subsidiaries).

The Receivables Subsidiary has also entered into a receivables loan agreement, dated as of July 1, 2008 (the “Receivables Loan Agreement”), among the Company, as servicer, the Receivables Subsidiary, as borrower, certain entities from time to time parties thereto as conduit lenders and committed lenders (the “Lenders”), certain financial institutions from time to time parties thereto as funding agents, and Barclays Bank PLC, as administrative agent.  Pursuant to the Receivables Loan Agreement, the Lenders, from time to time, make advances to the Receivables Subsidiary.  The advances are secured by, and repaid through collections on, the Receivables owned by the Receivables Subsidiary.  The aggregate outstanding principal amount of the advances may not exceed $300 million.  The Company (directly and indirectly through the Operating Subsidiaries) services the Receivables, and the Receivables Subsidiary pays a fee to the Company for such services. The Receivables Subsidiary will pay a commitment fee on the undrawn portion of the facility and administrative agent fees.

In accordance with FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company will account for this arrangement as a secured borrowing by the Receivables Subsidiary and will include the pledged assets in receivables and the cash advances in debt in its consolidated balance sheets prospectively.  Advances under the Receivables Loan Agreement that are funded through commercial paper issued by the Lenders will accrue interest based on the applicable commercial paper interest rate or discount rate, plus a margin. All other advances will accrue interest at (i) LIBOR, (ii) the prime rate or (iii) the federal funds rate, in each case plus an applicable margin.  The Receivables Loan Agreement includes customary early amortization events and events of default for facilities of this nature.  The Receivables Subsidiary is required to repay the advances in full by no later than July 1, 2010.

Discontinued Operations—On May 11, 2008, the Company entered into an agreement (the “Formation Agreement”) with CSC Holdings, Inc. (“CSC”) and NMG Holdings, Inc., each a wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”), to form a new limited liability company (“Newsday LLC”).  On July 29, 2008, the Company consummated the closing of the Formation Agreement.  Under the terms of the Formation Agreement, the Company, through Newsday, Inc. and other subsidiaries of the Company, contributed certain assets and related liabilities of NMG to Newsday LLC, and CSC contributed $35 million of cash and newly issued senior notes of Cablevision with a fair market value of $650 million to Newsday LLC.  Concurrent with the closing of this transaction, Newsday LLC borrowed $650 million under a new secured credit facility, and the Company received a special distribution from Newsday LLC in the amount of $612 million in cash and $18 million in prepaid rent under leases for certain facilities used by NMG and located in Melville, New York with an initial term ending in 2018.  The Company retained ownership of these facilities following the transaction.  Annual lease payments due under the terms of the leases total $1.5 million in each of the first five years of the lease terms and $6 million thereafter.

As a result of these transactions, CSC, through NMG Holdings, Inc., owns approximately 97% and the Company owns approximately 3% of the equity of Newsday LLC.  CSC retains operational control over Newsday LLC.  Borrowings by Newsday LLC under its secured credit facility are guaranteed by CSC and NMG Holdings, Inc. and secured by a lien on the assets of Newsday LLC, including the senior notes of Cablevision contributed by CSC.  The Company agreed to indemnify CSC and NMG Holdings, Inc. with respect to any payments that CSC or NMG Holdings, Inc. makes under their guarantee of the $650 million of borrowings by Newsday LLC under its secured credit facility.  In the event the Company is required to perform under this indemnity, the Company will be subrogated to and acquire all rights of CSC and NMG Holdings, Inc. against Newsday LLC to the extent of the payments made pursuant to the indemnity.  Following the transaction, the Company used $589 million of the net cash proceeds from the NMG transaction to pay down borrowings under the Company’s Tranche X facility.  The Company will account for its remaining $20 million equity interest in Newsday LLC as a cost method investment.

The fair market value of the contributed NMG net assets exceeded their tax basis due to the Company's low tax basis in the contributed intangible assets.  However, the transaction did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the United States Internal Revenue Code and related regulations.

NMG’s operations consist of Newsday, a daily newspaper circulated primarily in Nassau and Suffolk counties on Long Island, New York, and in the borough of Queens in New York City; four specialty magazines circulated primarily on Long Island; several shopper guides; amNY, a free daily newspaper in New York City; and several websites including newsday.com and amny.com.  During the second quarter of 2008, the Company recorded a pretax loss of $692 million ($693 million after taxes) to write down the net assets of NMG to estimated fair value.  NMG’s net assets included, before the write-down, allocated newspaper reporting unit goodwill and a newspaper masthead intangible asset of $830 million and $380 million, respectively.  The net carrying value of the NMG assets at June 29, 2008, which totaled $651 million, was included in assets held for disposition and the net carrying value of the NMG liabilities at June 29, 2008, which totaled $30 million, was included in liabilities held for disposition.

The Company announced an agreement to sell the New York edition of Hoy, the Company’s Spanish-language daily newspaper (“Hoy, New York”) on Feb. 12, 2007, and completed the sale on May 15, 2007.  In March 2007, the Company announced its intentions to sell its Southern Connecticut Newspapers—The Advocate (Stamford) and Greenwich Time (collectively “SCNI”).  The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greenwich, Connecticut, which was sold in a separate transaction that closed on April 22, 2008.  In the first quarter of 2007, the Company recorded a pretax loss of $19 million ($33 million after taxes) to write down the net assets of SCNI to estimated fair value, less costs to sell.  In the first quarter of 2008, the Company recorded an additional $.5 million of after-tax loss on the sale of SCNI. During the third quarter of 2007, the Company began actively pursuing the sale of the stock of one of its subsidiaries, EZ Buy & EZ Sell Recycler Corporation (“Recycler”).  The sale of Recycler closed on Oct. 17, 2007.

These businesses were considered components of the Company’s publishing segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.  The operations and cash flows of these businesses have been eliminated from the ongoing operations of the Company as a result of these transactions, and the Company will not have any significant continuing involvement in their operations.  Accordingly, the results of operations for each of these businesses are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations.

Critical Accounting Policies—As of June 29, 2008, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007, have not changed from Dec. 30, 2007, except for the adoption of FASB Statement No. 157, “Fair Value Measurements” (“FAS No. 157”) and FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), both of which were adopted effective Dec. 31, 2007.  The Company has elected to account for its PHONES debt utilizing the fair value option under FAS No. 159.  The effects of this election were recorded as of Dec. 31, 2007, and included a $177 million decrease in PHONES debt related to Time Warner stock, a $62 million increase in deferred income tax liabilities, an $18 million decrease in other assets, and a $97 million increase in retained earnings.  In accordance with FAS No. 159, the $97 million retained earnings increase was not included in the Company’s unaudited condensed consolidated statement of operations for the first half ended June 29, 2008.  See Note 10 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof for additional information regarding the Company’s adoption of FAS No. 159.  The adoption of FAS No. 157 had no impact on the Company’s consolidated financial statements.  See Note 11 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof for additional disclosures related to the fair value of financial instruments included in the Company’s unaudited condensed consolidated balance sheet at June 29, 2008.

NON-OPERATING ITEMS

The second quarter and first half of 2008 included several non-operating items, summarized as follows:

	Second Quarter 2008		First Half 2008
(in millions)	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)

Gain on change in fair values of PHONES and related investment	$36.4	$36.0	$106.3	$105.1
Write-down of equity investment	(10.3)	(10.2)	(10.3)	(10.2)
Other, net	—	—	(.8)	(1.0)
Income tax adjustment	—	—	—	1,859.4
Total non-operating items	$26.2	$25.8	$95.2	$1,953.2

In the second quarter of 2008, the $36 million non-cash pretax gain on change in fair values of PHONES and related investment resulted primarily from a $29 million decrease in the fair value of the Company’s PHONES and a $9 million increase in the fair value of 16 million shares of Time Warner common stock.  In the first half of 2008, the $106 million non-cash pretax gain on change in fair values of PHONES related investment resulted primarily from a $144 million decrease in the fair value of the Company’s PHONES, partially offset by a $36 million decrease in the fair value of 16 million shares of Time Warner common stock.  Effective Dec. 31, 2007, the Company has elected to account for its PHONES utilizing the fair value option under FAS No. 159.  As a result of this election, the Company no longer measures just the changes in fair value of the derivative component of the PHONES, but instead measures the changes in fair value of the entire PHONES debt.  See Note 10 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof for further information pertaining to the Company’s adoption of FAS No. 159. On June 30, 2008, the Company sold its 42.5% investment in ShopLocal, LLC (“ShopLocal”) to Gannett Co., Inc. and received net proceeds of $22 million.  The Company recorded a $10 million non-operating pretax loss in the second quarter of 2008 to write down its investment in ShopLocal to the amount of net proceeds received. The favorable income tax adjustment of $1,859 million in the first half of 2008 related to the Company’s election to be treated as a subchapter S corporation, which resulted in the elimination of nearly all of the Company’s net deferred tax liabilities. See Note 3 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof for further information pertaining to the Company’s election to be treated as a subchapter S corporation.

The second quarter and first half of 2007 included several non-operating items, summarized as follows:

	Second Quarter 2007		First Half 2007
(in millions)	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)

Loss on change in fair values of PHONES and related investment	$(27.4)	$(16.7)	$(97.2)	$(59.3)
Strategic transaction expenses	(20.9)	(15.7)	(35.4)	(29.4)
Other, net	18.0	11.0	21.5	13.1
Total non-operating items	$(30.3)	$(21.4)	$(111.1)	$(75.6)

In the second quarter of 2007, the $27 million non-cash pretax loss on change in fair values of PHONES and related investment resulted primarily from a $48 million increase in the fair value of the derivative component of the Company’s PHONES, offset by a $21 million increase in the fair value of 16 million shares of Time Warner common stock.  In the first half of 2007, the $97 million non-cash pretax loss on change in fair values of PHONES and related investment resulted primarily from an $84 million increase in the fair value of the derivative component of the Company’s PHONES, and a $12 million decrease in the fair value of 16 million shares of Time Warner common stock.  Strategic transaction expenses in the second quarter and first half of 2007 related to the Company’s strategic review and the Leveraged ESOP Transactions and included a $13.5 million pretax loss from refinancing certain credit agreements.  Other, net in the second quarter and first half of 2007 included an $18 million pretax gain from the settlement of the Company’s Hurricane Katrina insurance claim.

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues.  Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues.  Results for the second quarter reflect spring advertising, while the fourth quarter includes advertising related to the holiday season.  Results for the 2008 and 2007 second quarters reflect these seasonal patterns.  The Company’s second quarter 2008 operating results included non-cash pretax impairment charges totaling $3,843 million to write down the Company’s newspaper reporting unit goodwill by $3,007 million and four newspaper masthead intangible assets by $836 million. Unless otherwise stated, the Company’s discussion of its results of operations relates to continuing operations, and therefore excludes NMG, Hoy, New York, SCNI, and Recycler.  See the discussion under “Discontinued Operations” contained in this Item 2 for further information on the results from discontinued operations.

CONSOLIDATED

The Company’s consolidated operating results for the second quarters and first halves of 2008 and 2007 are shown in the table below:

	Second Quarter				First Half
(in millions)	2008	2007	Change		2008	2007	Change

Operating revenues	$1,110	$1,177	-	6%	$2,116	$2,264	-	7%

Operating profit (loss)(1):
Before write-downs of intangible assets	$168	$175	-	4%	$313	$342	-	8%
Write-downs of intangible assets(2)	(3,843)	–		*	(3,843)	-		*
After write-downs of intangible assets	$(3,675)	$175		*	$(3,530)	$342		*

Net income (loss):
Income (loss) from continuing operations(3)	$(3,829)	$35		*	$(1,993)	$41		*
Income (loss) from discontinued operations,
net of tax	(705)	1		*	(718)	(28)		*
Net income (loss)	$(4,534)	$36		*	$(2,710)	$13		*

(1)	Operating profit (loss) excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

(2)
Write-downs of intangible assets included a $3,007 million non-cash write-down of the Company’s newspaper reporting unit goodwill and an $836 million non-cash write-down of newspaper masthead intangible assets.

(3)
Due to the Company’s election to be treated as a subchapter S corporation beginning in 2008, nearly all of its net deferred tax liabilities have been eliminated as of Dec. 31, 2007.  This resulted in a $1,859 million reduction in income tax expense in the first quarter of 2008.

* Not meaningful

Operating Revenues and Profit (Loss)—Consolidated operating revenues and operating profit (loss) by business segment for the second quarters and first halves of 2008 and 2007 were as follows:

	Second Quarter				First Half
(in millions)	2008	2007	Change		2008	2007	Change

Operating revenues
Publishing	$701	$784	-	11%	$1,415	$1,588	-	11%
Broadcasting and entertainment	409	393	+	4%	701	676	+	4%
Total operating revenues	$1,110	$1,177	-	6%	$2,116	$2,264	-	7%

Operating profit (loss)(1)
Publishing:
Before write-downs of intangible assets	$75	$81	-	8%	$113	$207	-	45%
Write-downs of intangible assets(2)	(3,843)	—		*	(3,843)	—		*
After write-downs of intangible assets	(3,768)	81		*	(3,730)	207		*
Broadcasting and entertainment	103	108	-	4%	239	169	+	41%
Corporate expenses	(10)	(14)	+	28%	(39)	(34)	-	15%
Total operating profit (loss)	$(3,675)	$175		*	$(3,530)	$342		*

(1)	Operating profit (loss) for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

(2)
Write-downs of intangible assets included a $3,007 million non-cash write-down of the Company’s newspaper reporting unit goodwill and an $836 million non-cash write-down of newspaper masthead intangible assets.

* Not meaningful

Consolidated operating revenues for the 2008 second quarter fell 6% to $1.11 billion from $1.18 billion in 2007, and for the first half of 2008 decreased 7% to $2.12 billion from $2.26 billion.  These declines were due to decreases in publishing revenues, partially offset by an increase in broadcasting and entertainment revenues.

Consolidated operating profit before write-downs of intangible assets decreased 4%, or $7 million, in the 2008 second quarter and decreased 8%, or $29 million, in the first half of 2008.  Publishing operating profit before write-downs of intangible assets decreased 8%, or $6 million, in the 2008 second quarter and 45%, or $94 million, in the first half of 2008.  Publishing operating profit before write-downs of intangible assets in the second quarter and first half of 2008 included severance and related charges of $9 million and $21 million, respectively, special termination benefits of $6 million and $23 million, respectively, and a $23 million gain on the sale of the SCNI real estate in Stamford and Greenwich, Connecticut in both the second quarter and first half of 2008. Publishing operating profit included severance and related charges of $25 million in both the second quarter and first half of 2007 and a charge of $24 million in both the second quarter and first half of 2007 for the write-off of Los Angeles Times plant equipment related to the previously closed San Fernando Valley facility.  Broadcasting and entertainment operating profit was down 4%, or $4 million, in the 2008 second quarter due to a decline in television operating profit, partially offset by an increase in radio/entertainment profit.  Broadcasting and entertainment operating profit for the first half of 2008 was up 41%, or $69 million, and included a gain of $83 million from the sale of the Company’s studio production lot located in Hollywood, California and severance and related charges of $9 million.

Operating Expenses—Consolidated operating expenses for the second quarters and first halves of 2008 and 2007 were as follows:

	Second Quarter				First Half
(in millions)	2008	2007	Change		2008	2007	Change

Cost of sales (exclusive of items shown below)	$612	$600	+	2%	$1,149	$1,152		—
Selling, general and administrative	277	350	-	21%	549	666	-	18%
Depreciation and amortization	52	51	+	2%	104	103	+	1%
Total operating expenses before write-downs of intangible assets	941	1,001	-	6%	1,802	1,922	-	6%
Write-downs of intangible assets(1)	3,843	—		*	3,843	—		*
Total operating expenses	$4,784	$1,001		*	$5,645	$1,922		*

(1)
Write-downs of intangible assets included a $3,007 million non-cash write-down of the Company’s newspaper reporting unit goodwill and an $836 million non-cash write-down of newspaper masthead intangible assets.

* Not meaningful

Cost of sales increased 2%, or $12 million, in the 2008 second quarter and decreased $3 million in the first half of 2008. Compensation expense increased 5%, or $14 million, in the 2008 second quarter and increased 1%, or $4 million, in the first half of 2008 primarily due to higher player compensation at the Chicago Cubs.  Newsprint and ink expense decreased 5%, or $4 million, in the 2008 second quarter as a result of a 13% drop in consumption, partially offset by a 9% increase in average newsprint costs.  Newsprint and ink expense decreased 11%, or $22 million, in the first half of 2008 as a result of a 14% drop in consumption, partially offset by a 4% increase in average newsprint costs.  Circulation distribution expense increased 11%, or $8 million, in the second quarter of 2008 and 10%, or $15 million, in the first half of 2008 due to delivery of additional third-party publications including certain Sun-Times Media Group publications.

Selling, general and administrative (“SG&A”) expenses decreased 21%, or $73 million, in the 2008 second quarter and decreased 18%, or $117 million in the 2008 first half.  SG&A expenses in the second quarter and first half of 2008 included severance and related charges of $9 million and $47 million, respectively, special termination benefits of $6 million and $24 million, respectively, and stock-based compensation of $5 million and $13 million, respectively.  These expenses were partially offset in both the second quarter and first half of 2008 by compensation savings from staff reductions and the Company’s efforts to reduce costs in 2008.  The special termination benefits will be provided through enhanced pension benefits payable by the Company’s pension plan.  The severance and related charges included approximately $8 million and $40 million of costs related to the Company’s transitional compensation plan in the 2008 second quarter and first half of 2008, respectively. SG&A expenses in the 2008 second quarter and first half of 2008 included a $23 million gain on the sale of the SCNI real estate in Stamford and Greenwich, Connecticut and in the first half of 2008 included a gain of $83 million on the sale of the studio production lot.  SG&A expenses in the second quarter and first half of 2007 included severance and related charges of $27 million and $28 million, respectively, stock-based compensation of $8 million and $26 million, respectively, and a charge of $24 million in both periods for the write-off of Los Angeles Times plant equipment related to the previously closed San Fernando Valley facility.

PUBLISHING

Operating Revenues and Profit (Loss)—The following table presents publishing operating revenues, operating expenses and operating profit (loss) for the second quarters and first halves of 2008 and 2007.  References in this discussion to individual daily newspapers include their related businesses.

	Second Quarter				First Half
(in millions)	2008	2007	Change		2008	2007	Change

Operating revenues	$701	$784	-	11%	$1,415	$1,588	-	11%

Operating expenses:
Before write-downs of intangible assets	$625	$702	-	11%	$1,301	$1,381	-	6%
Write-downs of intangible assets(1)	3,843	—		*	3,843	—		*
After write-downs of intangible assets	$4,468	$702		*	$5,144	$1,381		*

Operating profit (loss):
Before write-downs of intangible assets	$75	$81	-	8%	$113	$207	-	45%
Write-downs of intangible assets(1)	(3,843)	—		*	(3,843)	—		*
After write-downs of intangible assets	$(3,768)	$81		*	$(3,730)	$207		*

(1)	Write-downs of intangible assets included a $3,007 million non-cash write-down of the Company’s newspaper reporting unit goodwill and an $836 million non-cash write-down of newspaper mastheads.

* Not meaningful

Publishing operating revenues decreased 11%, or $83 million, in the 2008 second quarter and 11%, or $174 million, in the first half of 2008 primarily due to a decrease in advertising revenue.  The largest declines in advertising revenue were at Los Angeles, Chicago, South Florida, Orlando and Baltimore.

Operating profit before write-downs of intangible assets decreased 8%, or $6 million, in the 2008 second quarter and 45%, or $94 million, in the first half of 2008 primarily due to the decline in revenues, partially offset by lower operating expenses before write-downs of intangible assets.

Publishing operating revenues, by classification, for the second quarters and first halves of 2008 and 2007 were as follows:

	Second Quarter				First Half
(in millions)	2008	2007	Change		2008	2007	Change

Advertising
Retail	$243	$263	-	8%	$473	$514	-	8%
National	120	136	-	12%	264	294	-	10%
Classified	152	207	-	26%	308	425	-	28%
Total advertising	516	607	-	15%	1,044	1,233	-	15%
Circulation	109	112	-	2%	221	227	-	3%
Other	75	65	+	16%	150	128	+	17%
Total revenues	$701	$784	-	11%	$1,415	$1,588	-	11%

Total advertising revenue decreased 15%, or $91 million, in the 2008 second quarter and 15%, or $189 million, in the first half of 2008.  Retail advertising revenues were down 8%, or $20 million, in the second quarter and 8%, or $42 million, in the first half primarily due to declines in the furniture/home furnishings, department stores, hardware/home improvement stores, specialty merchandise, and electronics categories, partially offset by an increase in the food and drug stores category.  Preprint revenues, which are primarily included in retail advertising, decreased 9%, or $13 million, in the 2008 second quarter and 9%, or $25 million, in the first half of 2008 primarily due to decreases at Los Angeles, Chicago, South Florida, Hartford and Baltimore.  National advertising revenues decreased 12%, or $16 million, in the second quarter primarily due to decreases in the telecom/wireless and movies categories.  National advertising revenues decreased 10%, or $30 million, in the first half primarily due to decreases in the telecom/wireless, movies and auto categories, partially offset by increases in the healthcare and media categories.  Classified advertising revenues decreased 26%, or $55 million, in the 2008 second quarter and 28%, or $117 million, in the first half of 2008.  The decline in the 2008 second quarter was primarily due to a 38% decrease in real estate, a 33% decline in help wanted and a 9% reduction in auto advertising.  The decline in the first half of 2008 was primarily due to a 40% decrease in real estate, a 34% decline in help wanted and a 9% reduction in auto advertising. Interactive revenues, which are included in the above advertising categories, decreased 4%, or $2 million, in the 2008 second quarter and 2%, or $2 million, in the first half of 2008 due to a decrease in classified advertising, partially offset by increases in retail and national advertising.

Publishing advertising volume for the second quarters and first halves of 2008 and 2007 was as follows:

	Second Quarter				First Half
Inches (in thousands)	2008	2007	Change		2008	2007	Change

Full run
Retail	1,226	1,211	+	1%	2,288	2,321	-	1%
National	615	598	+	3%	1,262	1,252	+	1%
Classified	1,643	1,864	-	12%	3,215	3,756	-	14%
Total full run	3,484	3,673	-	5%	6,765	7,329	-	8%
Part run	3,558	4,337	-	18%	6,999	8,696	-	20%
Total inches	7,042	8,010	-	12%	13,764	16,025	-	14%

Preprint pieces (in millions)	2,699	3,101	-	13%	5,360	6,059	-	12%

Full run advertising inches decreased 5% in the 2008 second quarter and 8% in the first half of 2008.  Full run retail advertising inches increased 1% in the 2008 second quarter due to increases at South Florida and Allentown, partially offset by declines at Los Angeles, Chicago and Baltimore.  Full run retail advertising inches decreased 1% in the first half of 2008 due to declines at Los Angeles, Chicago and Baltimore. Full run national advertising inches were up 3% in the 2008 second quarter and 1% in the first half of 2008, as increases at Allentown and Newport News were partially offset by decreases at Chicago, South Florida and Hartford.  Full run classified advertising inches were down 12% in the 2008 second quarter and 14% in the first half of 2008, primarily due to decreases at Orlando, South Florida, Chicago, Baltimore and Los Angeles.  Part run advertising inches decreased 18% in the 2008 second quarter and 20% in the first half of 2008 primarily due to declines at Los Angeles, Chicago, South Florida and Orlando.  Preprint advertising pieces decreased 13% in the 2008 second quarter and 12% in the first half of 2008 primarily due to decreases at Los Angeles, Chicago, South Florida and Orlando.

Circulation revenues were down 2%, or $3 million, in the 2008 second quarter, and 3%, or $6 million, in the first half of 2008 primarily due to a decline in total net paid circulation copies for both daily and Sunday, partially offset by selective price increases.  The largest revenue declines in the second quarter and first half of 2008 were at Chicago, Los Angeles and Hartford.  Circulation revenues increased at South Florida, Orlando and Baltimore.  Total net paid circulation for the second quarter and first half of 2008 averaged 2.2 million and 2.3 million copies daily (Mon-Fri), respectively, both down 5% from the comparable prior year periods.  Total net paid circulation for the second quarter and first half of 2008 averaged 3.3 million and 3.4 million copies Sunday, respectively, representing a decline of 5% from the comparable prior year periods.  Individually paid circulation (home delivery plus single copy) in the second quarter and first half of 2008 for both daily and Sunday was down 5% and 6%, respectively.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of other publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues increased 16%, or $11 million, in the second quarter and 17%, or $21 million, in the first half of 2008 primarily due to increased delivery revenue for third-party publications.

Operating Expenses—Publishing operating expenses for the second quarters and first halves of 2008 and 2007 were as follows:

	Second Quarter				First Half
(in millions)	2008	2007	Change		2008	2007	Change

Compensation	$265	$285	-	7%	$560	$566	-	1%
Newsprint and ink	86	90	-	5%	169	191	-	11%
Circulation distribution	108	103	+	5%	215	207	+	4%
Outside services	61	65	-	6%	121	127	-	5%
Promotion	18	23	-	20%	37	42	-	13%
Depreciation and amortization	39	38		3%	78	77	+	1%
Other	48	98	-	51%	121	172	-	30%
Total operating expenses before write-downs of intangible assets	625	702	-	11%	1,301	1,381	-	6%
Write-downs of intangible assets(1)	3,843	—		*	3,843	—		*
Total operating expenses	$4,468	$702		*	$5,144	$1,381		*

(1)
Write-downs of intangible assets included a $3,007 million non-cash write-down of the Company’s newspaper reporting unit goodwill and an $836 million non-cash write-down of newspaper masthead intangible assets.

* Not meaningful

Operating expenses before write-downs of intangible assets decreased 11%, or $77 million, in the 2008 second quarter and decreased 6%, or $80 million, in the first half of 2008.  Compensation expense declined 7%, or $20 million, in the 2008 second quarter primarily due to a decrease of $16 million in severance and related charges, a decrease of $2 million in stock-based compensation, and a 7% (930 full-time equivalent positions) reduction in staffing, partially offset by $6 million of special termination benefits. Compensation expense decreased 1%, or $6 million, in the first half of 2008 primarily due to a decrease of $4 million in severance and related charges, a decrease of $5 million in stock-based compensation, and the impact of a 5% reduction in staffing, partially offset by $23 million of special termination benefits.  Newsprint and ink expense decreased 5%, or $4 million, in the 2008 second quarter as a result of a 13% drop in consumption, partially offset by a 9% increase in average newsprint costs. Newsprint and ink expense decreased 11%, or $22 million, in the first half of 2008 as a result of a 14% drop in consumption partially offset by a 4% increase in average newsprint costs.  Circulation distribution expense increased 5%, or $5 million, in the 2008 second quarter and 4%, or $9 million, in the first half of 2008 due to delivery of additional third-party publications including certain Sun-Times Media Group publications.  Outside services expense was down 6%, or $4 million, in the 2008 second quarter and down 5%, or $6 million, in the first half of 2008 largely due to a decrease in outside printing.  Promotion expense decreased 20%, or $4 million, in the 2008 second quarter and declined 13%, or $5 million, in the first half of 2008 due to the Company’s efforts to reduce costs in 2008.  Other expenses included a $23 million gain on the sale of the SCNI real estate in Stamford and Greenwich, Connecticut in the 2008 second quarter and first half and a charge of $24 million for the write-off of Los Angeles Times plant equipment related to the previously closed San Fernando Valley facility in the 2007 second quarter and first half.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit—The following table presents broadcasting and entertainment operating revenues, operating expenses and operating profit for the second quarters and first halves of 2008 and 2007.  Entertainment includes Tribune Entertainment and the Chicago Cubs.

	Second Quarter				First Half
(in millions)	2008	2007	Change		2008	2007	Change

Operating revenues
Television	$292	$287	+	2%	$570	$551	+	3%
Radio/entertainment	118	106	+	11%	131	125	+	5%
Total operating revenues	$409	$393	+	4%	$701	$676	+	4%

Operating expenses
Television	$211	$198	+	7%	$426	$395	+	8%
Radio/entertainment(1)	95	87	+	8%	36	112	-	68%
Total operating expenses	$306	$285	+	7%	$462	$507	-	9%

Operating profit
Television	$81	$89	-	10%	$144	$156	-	8%
Radio/entertainment(1)	23	19	+	22%	95	13		*
Total operating profit	$103	$108	-	4%	$239	$169	+	41%

(1)	Radio/entertainment operating expenses and operating profit for the first half of 2008 included the gain of $83 million on the sale of the studio production lot.

* Not meaningful

Broadcasting and entertainment operating revenues increased 4% in both the second quarter and first half of 2008.  Television revenues were up 2%, or $5 million, in the 2008 second quarter, and 3%, or $19 million, in the first half of 2008 primarily due to increased market share and higher movie, financial and political advertising, partially offset by lower auto and retail advertising.  Radio/entertainment revenues were up 11%, or $11 million, in the 2008 second quarter and 5%, or $6 million, in the first half of 2008 as higher revenues for the Chicago Cubs and WGN Radio were only partially offset by lower revenues at Tribune Entertainment.

Operating profit for broadcasting and entertainment decreased 4%, or $4 million, in the 2008 second quarter and increased 41%, or $69 million, in the first half of 2008.  Television operating profit decreased 10%, or $9 million, in the 2008 second quarter and 8%, or $12 million, in the first half of 2008 due to higher operating expenses.  Radio/entertainment operating profit increased 22%, or $4 million, in the 2008 second quarter due to higher revenues and increased $82 million in the first half of 2008 primarily due to the gain of $83 million on the sale of the Hollywood studio production lot.

Operating Expenses—Broadcasting and entertainment operating expenses for the second quarters and first halves of 2008 and 2007 were as follows:

	Second Quarter				First Half
(in millions)	2008	2007	Change		2008	2007	Change

Compensation	$149	$137	+	9%	$233	$211	+	10%
Programming	83	80	+	4%	172	163	+	5%
Depreciation and amortization	13	13		—	25	25		—
Other	61	55	+	10%	114	107	+	7%
Gain on sale of studio production lot assets	—	—		—	(83)	—		*
Total operating expenses	$306	$285	+	7%	$462	$507	-	9%

* Not meaningful

Broadcasting and entertainment operating expenses increased 7%, or $21 million, in the 2008 second quarter and decreased 9%, or $45 million, in the first half of 2008.  Compensation expense increased 9%, or $12 million, in the 2008 second quarter primarily due to higher player compensation at the Chicago Cubs and increased 10%, or $22 million, in the first half of 2008 primarily due to higher player compensation at the Chicago Cubs and a $9 million severance charge.  Programming expense increased 4%, or $3 million, in the 2008 second quarter and 5%, or $9 million, in the first half of 2008 due to higher broadcast rights amortization.  Other cash expenses were up 10%, or $5 million, in the 2008 second quarter and 7%, or $7 million, in the first half of 2008 due to an increase in advertising and promotion expense and news expansions.

CORPORATE EXPENSES

Corporate expenses decreased 28%, or $4 million, in the 2008 second quarter and increased 15%, or $5 million, in the first half of 2008.  The decline in the 2008 second quarter is primarily due to a $3 million decrease in severance and stock-based compensation expense.  Corporate expenses in the first half of 2008 were higher due to a $14 million increase in severance and related charges, partially offset by a decrease of $6 million in stock-based compensation expense and the impact of staff reductions and other cost savings.

EQUITY RESULTS

Net income on equity investments decreased $11 million to $18 million in the 2008 second quarter, and declined $6 million to $35 million in the first half of 2008.  The decrease in both the second quarter and first half of 2008 is primarily due to a $13 million write-down at one of the Company’s interactive investments, partially offset by improvements at TV Food Network and Comcast SportsNet Chicago.

INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE, AND INCOME TAXES

Interest and dividend income for the 2008 second quarter decreased $1 million to $3 million and was flat for the first half of 2008 due to lower average cash balances, partially offset by an increase in Time Warner dividend income.  Interest expense applicable to continuing operations for the 2008 second quarter increased to $211 million from $112 million and for the first half of 2008 increased to $463 million from $196 million due to higher debt levels, partially offset by lower interest rates.  Debt was $12.5 billion at the end of the 2008 second quarter, compared with $9.3 billion at the end of the second quarter of 2007.  The increase was primarily due to higher debt levels in connection with the consummation of the Leveraged ESOP Transactions.

As discussed further in the Discontinued Operations section below, the Company allocated to discontinued operations corporate interest expense of $8.4 million and $3.4 million in the second quarters of 2008 and 2007, respectively, and $19.4 million and $3.4 million in the first halves of 2008 and 2007, respectively.

In the second quarter and first half of 2008, income taxes applicable to continuing operations amounted to a net benefit of $9 million and $1,863 million, respectively.  The net benefit in the first half included the favorable $1,859 million deferred income tax adjustment discussed in the “Significant Events – S Corporation Election” section of this Item 2.  The $3,007 million write-down of the Company’s publishing goodwill in the second quarter of 2008 resulted in an income tax benefit of only $1 million for financial reporting purposes because almost all of the goodwill is not deductible for income tax purposes (see Note 9 to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1, hereof).  The effective tax rate on income from continuing operations in the 2007 second quarter and first half was 45.6% and 51.3%, respectively.  The effective tax rate for each of these periods was affected by certain non-operating items that were not deductible for tax purposes.  See Note 7 to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1, hereof for a summary of non-operating items.  In the aggregate, non-operating items increased the effective tax rate for the second quarter and first half of 2007 by 5.1 and 11.0 percentage points, respectively.

DISCONTINUED OPERATIONS

As discussed in the “Significant Events – Discontinued Operations” section of this Item 2, on May 11, 2008, the Company entered into the Formation Agreement with CSC and NMG Holdings, Inc. to form Newsday LLC.  On July 29, 2008, the Company consummated the closing of the Formation Agreement.  Under the terms of the Formation Agreement, the Company, through Newsday, Inc. and other subsidiaries of the Company, contributed certain assets and related liabilities of NMG to Newsday LLC, and CSC contributed $35 million of cash and newly issued senior notes of Cablevision with a fair market value of $650 million to Newsday LLC.  Concurrent with the closing of this transaction, Newsday LLC borrowed $650 million under a new secured credit facility, and the Company received a special distribution from Newsday LLC in the amount of $612 million in cash and $18 million in prepaid rent under leases for certain facilities used by NMG and located in Melville, New York with an initial term ending in 2018.  The Company retained ownership of these facilities following the transaction.  Annual lease payments due under the terms of the leases total $1.5 million in each of the first five years of the lease terms and $6 million thereafter.

As a result of these transactions, CSC, through NMG Holdings, Inc., owns approximately 97% and the Company owns approximately 3% of the equity of Newsday LLC.  CSC retains operational control over Newsday LLC.  Borrowings by Newsday LLC under its secured credit facility are guaranteed by CSC and NMG Holdings, Inc. and secured by a lien on the assets of Newsday LLC, including the senior notes of Cablevision contributed by CSC.  The Company agreed to indemnify CSC and NMG Holdings, Inc. with respect to any payments that CSC or NMG Holdings, Inc. makes under their guarantee of the $650 million of borrowings by Newsday LLC under its secured credit facility.  In the event the Company is required to perform under this indemnity, the Company will be subrogated to and acquire all rights of CSC and NMG Holdings, Inc. against Newsday LLC to the extent of the payments made pursuant to the indemnity.  Following the transaction, the Company used $589 million of the net cash proceeds to pay down borrowings under the Company’s Tranche X facility.  The Company will account for its remaining $20 million equity interest in Newsday LLC as a cost method investment.

The fair market value of the contributed NMG net assets exceeded their tax basis due to the Company's low tax basis in the contributed intangible assets.  However, the transaction did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the United States Internal Revenue Code and related regulations.

During the second quarter of 2008, the Company recorded a pretax loss of $692 million ($693 million after taxes) to write down the net assets of NMG to estimated fair value.  NMG’s net assets included, before the write-down, allocated newspaper reporting unit goodwill and a newspaper masthead intangible asset of $830 million and $380 million, respectively.  The net carrying value of the NMG assets at June 29, 2008, which totaled $651 million, was included in assets held for disposition and the net carrying value of the NMG liabilities at June 29, 2008, which totaled $30 million, was included in liabilities held for disposition.

The Company announced an agreement to sell Hoy, New York on Feb. 12, 2007.  The Company completed the sale of Hoy, New York on May 15, 2007 and recorded a pretax gain on the sale of $2.5 million ($.1 million after taxes) in the second quarter of 2007.  In March 2007, the Company announced its intentions to sell SCNI.  The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greenwich, Connecticut, which was sold in a separate transaction that closed on April 22, 2008. In the first quarter of 2007, the Company recorded a pretax loss of $19 million ($33 million after taxes) to write down the net assets of SCNI to estimated fair value, less costs to sell.  In the first quarter of 2008, the Company recorded an additional $.5 million after-tax loss on the sale of SCNI. During the third quarter of 2007, the Company began actively pursuing the sale of the stock of Recycler.  The sale of Recycler closed on Oct. 17, 2007.

These businesses were considered components of the Company’s publishing segment as their operations and cash flows could be clearly distinguished, operationally and for financial reporting purposes, from the rest of the Company.  The operations and cash flows of these businesses have been eliminated from the ongoing operations of the Company as a result of these transactions, and the Company will not have any significant continuing involvement in their operations.  Accordingly, the results of operations for each of these businesses are reported as discontinued operations in the accompanying unaudited condensed consolidated statements of operations in Part I, Item 1, hereof.

Selected financial information related to discontinued operations is summarized as follows (in thousands):

	Second Quarter		First Half
	2008	2007	2008	2007

Operating revenues	$117,229	$147,399	$226,102	$284,738

Operating profit (loss)	$(3,220)	$21,741	$(4,851)	$33,865
Interest income	—	2	2	4
Interest expense	(8,403)	(3,456)	(19,732)	(3,454)
Non-operating loss, net(1)	—	(12,000)	—	(15,000)
Gain (loss) on dispositions of discontinued
operations	(691,960)	2,484	(692,475)	(16,958)
Income (loss) from discontinued operations before income taxes	(703,583)	8,771	(717,056)	(1,543)
Income taxes(2)	(1,103)	(7,765)	(686)	(26,410)
Income (loss) from discontinued operations, net
of tax	$(704,686)	$1,006	$(717,742)	$(27,953)

(1)
Discontinued operations for the second quarter and first half of 2007 included pretax non-operating charges of $12 million and $15 million, respectively, for a civil forfeiture payment related to the inquiry by the United States Attorney’s Office for the Eastern District of New York into the circulation practices of Newsday and Hoy, New York.  See Note 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007, for further information.

(2)
Income taxes for the second quarter and first half of 2008 included tax expense of $1 million related to the $692 million pretax loss on the NMG transaction.  The pretax loss included $830 million of allocated newspaper reporting unit goodwill, most of which is not deductible for income tax purposes.  Income taxes for the first half of 2007 included tax expense of $16 million related to the $17 million pretax loss on dispositions of discontinued operations.  The pretax loss included $58 million of allocated newspaper reporting unit goodwill, most of which is not deductible for income tax purposes.

The Company allocated corporate interest expense of $8.4 million and $3.4 million in the second quarters of 2008 and 2007, respectively, and $19.4 million and $3.4 million in the first halves of 2008 and 2007, respectively, to discontinued operations.  In accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations”, the amount of corporate interest allocated to discontinued operations was based on the amount of the net proceeds from the NMG transaction that were used to pay down the Tranche X facility (see Note 10 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof) and applying the interest rate applicable to the Tranche X facility for the periods in which borrowings under the Tranche X facility were outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities is the Company’s primary source of liquidity.  Net cash provided by operating activities in the first half of 2008 was $36 million, down 87% from $277 million in 2007, primarily due to lower operating profit and higher interest expense.

Net cash used for investing activities totaled $61 million in the first half of 2008 compared to $41 million in the first half of 2007.  In the first half of 2008, the Company purchased the TMCT real estate for $175 million.  The Company’s other capital expenditures and investments totaled $44 million and $3 million, respectively, in the first half of 2008.  The Company received $161 million in net proceeds from the sales of real estate and investments in the first half of 2008, including $122 million from the sale of the studio production lot located in Hollywood, California and $29 million from the sale of the SCNI real estate in Stamford and Greenwich, Connecticut.

On April 28, 2008, the Company acquired the real estate formerly leased from TMCT, LLC for $175 million (see Note 13 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof).  The proceeds from the sales of the studio production lot and the SCNI real estate, along with available cash, were used to fund the purchase.  The purchase was structured as a like-kind exchange, which allowed the Company to defer income taxes on nearly all of the gains from these dispositions.

Net cash used for financing activities was $47 million in the first half of 2008.  The Company refinanced $25 million of its medium term notes with borrowings under its Delayed Draw Facility.  In addition, the Company made $38 million of scheduled Tranche B Facility amortization payments and reduced its property financing obligation by $8 million prior to its retirement in connection with the acquisition of the TMCT, LLC real estate described above.

Subsequent to June 29, 2008, the Company repaid an aggregate of $807 million of the borrowings under the Tranche X Facility, utilizing the net cash proceeds of $218 million from a $300 million trade receivables securitization facility entered into on July 1, 2008 (see Note 10 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof) and $589 million of the net cash proceeds from the NMG transaction (see Note 2 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof).

Since the completion of the Leveraged ESOP Transactions in December 2007, the Company has implemented management changes and has undertaken various new revenue enhancement and cost reduction initiatives designed to strengthen the Company’s market position and improve its financial performance.  These initiatives will require time before the intended benefits can be realized, and given current adverse economic conditions and the rapidly changing media landscape, it is impossible to predict what their possible financial impact ultimately will be.

The Company expects to fund capital expenditures, interest and principal payments due in the next 12 months and other operating requirements through a combination of cash flows from operations, available borrowings under the Revolving Credit Facility, and, if necessary, disposals of assets or operations.  The Company’s ability to satisfy financial covenants in its credit agreements and to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance and its ability to dispose of assets on favorable terms.  There can be no assurances that the Company’s businesses will generate sufficient cash flows from operations or that any such asset dispositions can be completed.  In addition, there can be no assurances that future borrowings under the Revolving Credit Facility will be available in an amount sufficient to satisfy debt maturities or to fund other liquidity needs.  The Company’s financial and operating performance, and the market environment for divestiture transactions, are subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company.

If the Company’s cash flows and capital resources are insufficient to fund debt service obligations, the Company will likely face increased pressure to reduce or delay capital expenditures, dispose of assets or operations, further reduce the size of its workforce, seek additional capital or restructure or refinance its indebtedness. These actions could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company cannot assure the ability to take any of these actions, that these actions would be successful and permit the Company to meet scheduled debt service obligations or that these actions would be permitted under the terms of the Company’s existing or future debt agreements, including the Credit Agreement and the Interim Credit Agreement.  For example, the Company may need to refinance all or a portion of its indebtedness on or before maturity. There can be no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all.  In the absence of improved operating results and access to capital resources, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations.  As described in the “Credit Agreements” section contained in this Item 2, the Credit Agreement and the Interim Credit Agreement require that proceeds from the disposition of assets be used to repay borrowings under such agreements, subject to certain exceptions.  The Company may not be able to consummate those dispositions or to obtain the proceeds realized.  Additionally, these proceeds may not be adequate to meet the debt service obligations then due.

If the Company cannot maintain compliance with the financial covenants in its credit agreements or make scheduled payments or prepayments on its debt, the Company will be in default and, as a result, among other things, the Company’s debt holders could declare all outstanding principal and interest to be due and payable and the Company could be forced into bankruptcy or liquidation or be required to substantially restructure or alter business operations or debt obligations. See Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007 for further discussion of the risks associated with the Company’s ability to service all of its existing indebtedness.  In addition, see the “Significant Events” section of this Item 2 for additional information regarding the Leveraged ESOP Transactions and a summary of the Company’s obligations under the Credit Agreement and for definitions of capitalized terms used in this discussion.

As of July 23, 2008, the Company’s corporate credit ratings were as follows: “B-” with negative outlook by Standard & Poor’s Rating Services, “Caa2” with negative outlook by Moody’s Investor Service and “B-” with negative outlook by Fitch Ratings.

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

Information pertaining to the Company’s debt at June 29, 2008 is shown in the table below (in thousands):

Maturities	Fixed Rate Debt	Weighted Avg Interest Rate	Variable Rate Debt	Weighted Avg Interest Rate	Total Debt
2008(1)	$219,882	2.0%	$688,820	5.5%	$908,702
2009(2)	1,535	9.6%	849,907	5.5%	851,442
2010(3)	451,362	4.9%	120,025	5.5%	571,387
2011	1,845	9.6%	78,830	5.5%	80,675
2012(4)	2,026	9.6%	120,617	5.5%	122,643
Thereafter(5)	1,111,508	4.1%	8,819,798	5.9%	9,931,306
Total at June 29, 2008	$1,788,158		$10,677,997		$12,466,155
Fair value at June 29, 2008(6)	$1,226,245		$8,669,539		$9,895,784

(1)
Fixed rate debt includes $219 million of the Company’s 2% PHONES which represents the cash exchange value of the PHONES at June 29, 2008.  Variable rate debt includes a $650 million principal payment due under the Tranche X facility on Dec. 4, 2008 and $39 million related to the Tranche B facility, which is payable in quarterly increments of approximately $19 million until maturity in 2014 when the remaining principal balance is due in full (see Note 10 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof).

(2)
Variable rate debt includes a $750 million principal payment due under the Tranche X facility on June 4, 2009 and $21 million related to an interest rate swap agreement through 2009 on $750 million of the variable rate borrowings under the Tranche B facility effectively converting the variable rate to a fixed rate of 5.25% plus a margin of 300 basis points.

(3)
Variable rate debt includes $41 million related to an interest rate swap agreement through 2010 on $1 billion of the variable rate borrowings under the Tranche B facility effectively converting the variable rate to a fixed rate of 5.29% plus a margin of 300 basis points.

(4)
Variable rate debt includes $42 million related to an interest rate swap agreement through 2012 on $750 million of the variable rate borrowings under the Tranche B facility effectively converting the variable rate to a fixed rate of 5.39% plus a margin of 300 basis points.

(5)
Fixed rate debt includes the remaining $57 million of book value related to the Company’s 2% PHONES, due 2029.  The Company may redeem the PHONES at any time for the greater of the principal value of the PHONES ($155.77 per PHONES at June 29, 2008) or the then market value of two shares of Time Warner common stock, subject to certain adjustments. Quarterly interest payments are made to the PHONES holders at an annual rate of 2% of the initial principal. Fixed rate debt also includes $29 million related to the interest rate swap agreement on the $100 million 7.5% debentures due in 2023 effectively converting the fixed 7.5% rate to a variable rate based on LIBOR.  Fixed rate debt also includes $238 million related to the Company’s medium-term notes that the Company intends to refinance using the Delayed Draw Facility as they mature during 2008.  Accordingly, the Company has classified its medium-term notes as long-term at June 29, 2008.  Variable rate debt includes the $1.6 billion Bridge Facility, which has been classified as long-term because the borrowings under the Bridge Facility will be exchanged for long-term senior exchange notes or similar instruments prior to the Bridge Facility’s initial maturity date of Dec. 20, 2008 (see Note 10 to the Company’s unaudited consolidated financial statements in Part I, Item 1, hereof).  Variable rate debt also includes $7.2 billion related to the amount due in 2014 on the Tranche B facility after all quarterly payments have been made (see Note 10 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof).
(6)
Fair value of the Company’s variable rate borrowings, senior notes and debentures was estimated based on quoted market prices for similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms.  The carrying value of all other components of the Company’s debt approximates fair value.

Variable Interest Rate Debt—As described in the “Significant Events” section contained in Part I, Item 2, hereof, on June 4, 2007 and Dec. 20, 2007, the Company entered into borrowings under the Credit Agreement and the Interim Credit Agreement. In general, borrowings under the Credit Agreement bear interest at a variable rate based on LIBOR plus a spread ranging from 2.75% to 3.00%.  Upon execution of the Interim Credit Agreement, loans under the Bridge Facility bore interest based on LIBOR plus 4.50%.  Pursuant to the terms of the Interim Credit Agreement, such margins increased by 50 basis points per annum on March 20, 2008 and June 20, 2008 and will continue to increase by this amount each subsequent quarter, subject to specified caps.  As of June 29, 2008, the Company had $10.574 billion of variable rate borrowings outstanding under these credit facilities.  At this borrowing level, and before consideration of the Company’s existing interest rate swap agreements, a hypothetical one percent increase in the underlying interest rates for the Company’s variable rate borrowings under these agreements would result in an additional $106 million of annual pretax interest expense. The Company is currently a party to four interest rate swap agreements.  One of the swap agreements relates to the $100 million fixed 7.5% rate debentures due in 2023 and effectively converts the fixed 7.5% rate to a variable rate based on LIBOR.  The other three swap agreements were initiated on July 3, 2007, and effectively converted $2.5 billion of the variable rate borrowings to a weighted-average fixed rate of 5.31% plus a margin of 300 basis points.

On July 1, 2008, the Company and Tribune Receivables, LLC, a wholly-owned subsidiary of the Company (the “Receivables Subsidiary”), entered into a $300 million trade receivables securitization facility.  The Receivables Subsidiary borrowed $225 million under this facility and incurred transaction costs totaling $7 million.  The net proceeds of $218 million were utilized to pay down the borrowings under the Tranche X Facility.  Advances under the Receivables Loan Agreement that are funded through commercial paper issued by the Lenders (Receivables Loan Agreement and Lenders each as defined in the “Significant Events – Trade Receivables Securitization Facility” section included in Part I, Item 2, hereof) will accrue interest based on the applicable commercial paper interest rate or discount rate, plus a margin. All other advances will accrue interest at (i) LIBOR, (ii) the prime rate or (iii) the federal funds rate, in each case plus an applicable margin.  See Note 10 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof, for a further description of the terms of this facility.

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

The following analysis presents the hypothetical change at June 29, 2008 in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price.  As of June 29, 2008, the Company’s common stock investments in publicly traded companies consisted primarily of 203,790 shares of Time Warner common stock unrelated to the PHONES (see discussion below in “Derivatives and Related Trading Securities”) and 3.4 million shares of AdStar, Inc.

	Valuation of Investments Assuming Indicated Decrease in Stock’s Price			June 29, 2008	Valuation of Investments Assuming Indicated Increase in Stock’s Price
(in thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Common stock investments in public companies	$2,229	$2,548	$2,866	$3,184(1)	$3,503	$3,821	$4,140

(1)	Excludes 16 million shares of Time Warner common stock. See discussion below in “Derivatives and Related Trading Securities.”

During the last 12 quarters preceding June 29, 2008, market price movements have caused the fair value of the Company’s common stock investments in publicly traded companies to change by 10% or more in six of the quarters, by 20% or more in six of the quarters and by 30% or more in two of the quarters.

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

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or the principal value of the PHONES ($155.77 per PHONES at June 29, 2008).  At June 29, 2008, the PHONES carrying value was $276 million.  Since the issuance of the PHONES in April 1999, changes in the fair value of the PHONES have partially offset changes in the fair value of the related Time Warner shares.  There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related Time Warner shares.

The following analysis presents the hypothetical change in the fair value of the Company’s 16 million shares of Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investments Assuming Indicated Decrease in Stock’s Price			June 29, 2008	Valuation of Investments Assuming Indicated Increase in Stock’s Price
(in thousands)	-30%	-20%	-10%	Fair Value	+10%	+20%	+30%
Time Warner common stock	$161,504	$184,576	$207,648	$230,720	$253,792	$276,864	$299,936

During the last 12 quarters preceding June 29, 2008, market price movements have caused the fair value of the Company’s 16 million shares of Time Warner common stock to change by 10% or more in three of the quarters, by 20% or more in one of the quarters and by 30% or more in none of the quarters.

ITEM 4.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of June 29, 2008.  Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended June 29, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS.

Tribune Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations.  In addition, Tribune Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies.

Newsday and Hoy, New York Circulation Misstatements—In February 2004, a purported class action lawsuit was filed in New York federal court by certain advertisers of Newsday and an affiliate publication, Hoy, New York, alleging that they were overcharged for advertising as a result of inflated circulation numbers at these two publications. The purported class action also alleges that entities that paid a Newsday subsidiary to deliver advertising flyers were overcharged.  The Company is vigorously defending this suit.  In July 2004, another lawsuit was filed in New York federal court by certain advertisers of Newsday alleging damages resulting from inflated Newsday circulation numbers as well as federal and state antitrust violations.  On Feb. 11, 2008, this suit was settled with all remaining plaintiffs.

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

4.1
Tripartite Agreement, dated Aug. 1, 2008, among Tribune Company, Citibank, N.A. and Deutsche Bank Trust Company Americas, appointing Deutsche Bank Trust Company Americas as Trustee under the Indenture dated as of March 1, 1992, as amended and supplemented

4.2
Tripartite Agreement, dated Aug. 1, 2008, among Tribune Company, Citibank, N.A. and Deutsche Bank Trust Company Americas, appointing Deutsche Bank Trust Company Americas as Trustee under the Indenture dated as of Jan. 1, 1997, as amended and supplemented

4.3
Tripartite Agreement, dated Aug. 1, 2008, among Tribune Company, Citibank, N.A. and Deutsche Bank Trust Company Americas, appointing Deutsche Bank Trust Company Americas as Trustee under the Indenture dated as of April 1, 1999, as amended and supplemented

4.4
Tripartite Agreement, dated Aug. 1, 2008, among Tribune Company, Citibank, N.A. and Deutsche Bank Trust Company Americas, appointing Deutsche Bank Trust Company Americas as Trustee under the Indenture dated as of Jan. 30, 1995, as amended and supplemented

4.5
Tripartite Agreement, dated Aug. 1, 2008, among Tribune Company, Citibank, N.A. and Deutsche Bank Trust Company Americas, appointing Deutsche Bank Trust Company Americas as Trustee under the Indenture dated as of March 19, 1996, as amended and supplemented

10.1*
Receivables Purchase Agreement, dated as of July 1, 2008, among Tribune Company, as Parent and as Servicer, Subsidiaries of Parent party thereto, as Sub-Originators and Tribune Receivables, LLC, as Buyer, incorporated by reference to Exhibit 10.1 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2008

10.2*
Receivables Loan Agreement, dated July 1, 2008, among Tribune Receivables, LLC, as Borrower, Tribune Company, as Servicer, the persons from time to time party thereto as Conduit Lenders and Committed Lenders, Barclays Bank PLC, and the persons from time to time parties thereto as Funding Agents and Barclays Bank PLC, as Administrative Agent, incorporated by reference to Exhibit 10.2 of the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on July 8, 2008

10.3*
Tax Matters Agreement, dated as of July 29, 2008, by and among CSC Holdings, Inc., NMG Holdings, Inc., Newsday Holdings, LLC, Tribune Company and Newsday, Inc., incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on Aug. 4, 2008

10.4*
Indemnity Agreement, dated as of July 29, 2008, by and among CSC Holdings, Inc., NMG Holdings, Inc., Tribune Company, Newsday Holdings LLC and Newsday LLC, incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K as filed with the Securities and Exchange Commission on Aug. 4, 2008

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

TRIBUNE COMPANY (Registrant)

Date: August 13, 2008	By:	/s/ Brian Litman
Name: Brian Litman
Title: Vice President and Controller (on behalf of the registrant and as Chief Accounting Officer)