Form 10-Q
period 2008-09-28
TRIBUNE CO
filed 2008-11-10
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 28, 2008

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
  Yes /  /   No /✓/

    At November 10, 2008, there were 56,521,739 shares of the Company’s Common Stock ($.01 par value per share) outstanding, all of which were held by the Tribune Employee Stock Ownership Plan.

TRIBUNE COMPANY
INDEX TO 2008 THIRD QUARTER FORM 10-Q

Item No.	Page
PART I. FINANCIAL INFORMATION

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars)
(Unaudited)

	Third Quarter Ended		First Three Quarters
	Sept. 28, 2008	Sept. 30, 2007	Sept. 28, 2008	Sept. 30, 2007

Operating Revenues	$1,036,946	$1,158,553	$3,152,534	$3,422,787

Operating Expenses
Cost of sales (exclusive of items shown below)	594,161	592,804	1,742,692	1,744,988
Selling, general and administrative	353,220	298,048	902,652	964,435
Depreciation	47,857	46,250	142,774	140,089
Amortization of intangible assets	4,645	4,621	13,965	13,976
Write-downs of intangible assets (Note 9)	—	—	3,843,111	—
Total operating expenses	999,883	941,723	6,645,194	2,863,488

Operating Profit (Loss)	37,063	216,830	(3,492,660)	559,299

Net income on equity investments	23,201	26,559	58,130	67,953
Interest and dividend income	2,610	4,923	9,736	11,902
Interest expense	(231,803)	(175,003)	(694,807)	(370,661)
Gain (loss) on change in fair values of PHONES and related investment	(8,360)	(84,969)	97,960	(182,144)
Strategic transaction expenses	—	(3,160)	—	(38,557)
Gain on sales of investments, net	78,675	—	67,375	516
Gain on TMCT transactions	—	8,329	—	8,329
Other non-operating gain, net	372	1,936	527	22,934

Income (Loss) from Continuing Operations Before Income Taxes	(98,242)	(4,555)	(3,953,739)	79,571

Income taxes (Note 3)	(25,919)	88,106	1,836,833	44,914

Income (Loss) from Continuing Operations	(124,161)	83,551	(2,116,906)	124,485

Income (Loss) from Discontinued Operations,
net of tax (Note 2)	2,585	69,214	(715,157)	41,261

Net Income (Loss)	$(121,576)	$152,765	$(2,832,063)	$165,746

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	Sept. 28, 2008	Dec. 30, 2007

Assets

Current Assets
Cash and cash equivalents	$259,900	$233,284
Accounts receivable, net	591,922	732,853
Inventories	31,792	40,675
Broadcast rights	256,696	287,045
Prepaid expenses and other	109,383	91,166
Assets held for disposition	59,797	—
Total current assets	1,309,490	1,385,023

Properties
Property, plant and equipment	3,405,742	3,564,436
Accumulated depreciation	(1,927,896)	(1,998,741)
Net properties	1,477,846	1,565,695

Other Assets
Broadcast rights	259,700	301,263
Goodwill (Note 9)	1,742,295	5,579,926
Other intangible assets, net (Note 9)	1,431,389	2,663,152
Time Warner stock related to PHONES debt	227,360	266,400
Other investments	398,365	508,205
Prepaid pension costs	410,251	514,429
Assets held for disposition	92,585	33,780
Other	254,914	331,846
Total other assets	4,816,859	10,199,001
Total Assets	$7,604,195	$13,149,719

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands of dollars)
(Unaudited)

	Sept. 28, 2008	Dec. 30, 2007

Liabilities and Shareholders’ Equity (Deficit)

Current Liabilities
PHONES debt related to Time Warner stock (Note 10)	$215,991	$253,080
Other debt due within one year	619,793	750,239
Contracts payable for broadcast rights	343,552	339,909
Deferred income taxes	7,598	100,324
Deferred income	79,659	121,239
Accounts payable, accrued expenses and other current liabilities	605,935	625,175
Liabilities held for disposition	92,995	—
Total current liabilities	1,965,523	2,189,966

Long-Term Debt
PHONES debt related to Time Warner stock (Note 10)	64,008	343,960
Other long-term debt (less portions due within one year)	10,922,221	11,496,246
Total long-term debt	10,986,229	11,840,206

Other Non-Current Liabilities
Deferred income taxes	92,289	1,771,845
Contracts payable for broadcast rights	357,067	432,393
Deferred compensation and benefits	241,359	264,480
Liabilities held for disposition	5,858	—
Other obligations	221,592	164,769
Total other non-current liabilities	918,165	2,633,487

Common Shares Held by ESOP, net of Unearned Compensation (Note 5)	31,860	—

Shareholders’ Equity (Deficit)
Stock purchase warrants	255,000	255,000
Retained earnings (deficit)	(6,209,594)	(3,474,311)
Accumulated other comprehensive income (loss)	(342,988)	(294,629)
Total shareholders’ equity (deficit)	(6,297,582)	(3,513,940)
Total Liabilities and Shareholders’ Equity (Deficit)	$7,604,195	$13,149,719

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands of dollars)
(Unaudited)
	First Three Quarters
	Sept. 28, 2008	Sept. 30, 2007
Operating Activities
Net income (loss)	$(2,832,063)	$165,746
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Stock-based compensation related to equity-classified awards	—	33,561
ESOP compensation	31,860	—
Pension costs, net of contributions	63,655	(8,023)
Gain on sale of studio production lot	(82,371)	—
Gain on sales of other real estate	(24,328)	—
Write-off of capitalized software application costs	24,804	—
Write-off of Los Angeles Times plant equipment	—	24,216
Depreciation	152,229	157,194
Amortization of intangible assets	14,689	15,500
Write-downs of intangible assets (Note 9)	3,843,111	—
Net income on equity investments	(58,130)	(67,953)
Distributions from equity investments	84,469	77,848
Amortization of debt issuance costs	58,951	17,331
(Gain) loss on change in fair values of PHONES and related investment	(97,960)	182,144
Gain on sales of investments, net	(67,375)	(516)
Gain on TMCT transactions	—	(8,329)
Subchapter S corporation election deferred income taxes adjustment (Note 3)	(1,859,358)	—
Matthew Bender and Mosby income tax settlement	—	(90,704)
Non-cash loss on dispositions of discontinued operations	681,055	20,025
Changes in working capital items, excluding effects from acquisitions and dispositions:
Accounts receivable	49,085	14,003
Inventories, prepaid expenses and other current assets	10,599	(12,423)
Deferred income, accounts payable, accrued expenses and other current liabilities	(19,944)	83,720
Income taxes	72,256	(48,083)
Deferred compensation	(18,693)	(49,031)
Deferred income taxes, excluding subchapter S corporation election adjustment	(1,184)	(99,191)
Tax benefit on stock options exercised	—	11,933
Prepaid rent from Newsday LLC (Note 2)	18,000	—
Other, net	42,006	32,597
Net cash provided by operating activities	85,363	451,565
Investing Activities
Purchase of TMCT, LLC real estate (Note 13)	(175,141)	—
Other capital expenditures	(65,012)	(85,132)
Acquisitions and investments	(14,104)	(21,942)
Distribution from Newsday LLC (Note 2)	612,000	—
Proceeds from sales of subsidiaries, intangibles, investments and real estate	318,051	95,848
Net cash provided by (used for) investing activities	675,794	(11,226)
Financing Activities
Long-term borrowings	25,000	7,015,000
Issuance of exchangeable promissory note	—	200,000
Borrowings under former bridge credit facility	—	100,000
Other borrowings	1,978	—
Repayments under former bridge credit facility	—	(1,410,000)
Repayments of long-term debt	(979,563)	(1,633,655)
Repayments of commercial paper, net	—	(97,019)
Borrowings under trade receivables securitization facility (Note 10)	225,000	—
Long-term debt issuance costs	(6,956)	(134,085)
Sales of common stock to employees, net	—	73,354
Sale of common stock to Zell Entity	—	50,000
Purchases of Tribune common stock	—	(4,289,192)
Dividends	—	(43,247)
Net cash used for financing activities	(734,541)	(168,844)
Net Increase in Cash and Cash Equivalents	26,616	271,495
Cash and cash equivalents, beginning of year	233,284	174,686
Cash and cash equivalents, end of quarter	$259,900	$446,181

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1:  BASIS OF PREPARATION

In the opinion of management, the accompanying unaudited condensed consolidated financial statements contain all adjustments necessary for a fair statement of the financial position of Tribune Company and its subsidiaries (the “Company” or “Tribune”) as of Sept. 28, 2008 and the results of their operations for the third quarters and first three quarters ended Sept. 28, 2008 and Sept. 30, 2007 and cash flows for the first three quarters ended Sept. 28, 2008 and Sept. 30, 2007.  All adjustments reflected in the accompanying unaudited condensed consolidated financial statements are of a normal recurring nature.  Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.  Certain prior year amounts have been reclassified to conform to the 2008 presentation.

On April 1, 2007, the Company’s board of directors (the “Board”), based on the recommendation of a special committee of the Board comprised entirely of independent directors, approved a series of transactions (collectively, the “Leveraged ESOP Transactions”) with a newly formed Tribune Employee Stock Ownership Plan (the “ESOP”), EGI-TRB, L.L.C., a Delaware limited liability company majority-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family), and Samuel Zell. On Dec. 20, 2007, the Company completed the Leveraged ESOP Transactions which culminated in the cancellation of all issued and outstanding shares of the Company’s common stock as of that date, other than shares held by the Company or the ESOP, and the Company becoming wholly-owned by the ESOP. The Company has significant continuing public debt and has accounted for these transactions as a leveraged recapitalization and, accordingly, has maintained a historical cost presentation in its consolidated financial statements.

On May 11, 2008, the Company entered into an agreement (the “Formation Agreement”) with CSC Holdings, Inc. (“CSC”) and NMG Holdings, Inc., each a wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”), to form a new limited liability company (“Newsday LLC”).  On July 29, 2008, the Company consummated the closing of the transactions contemplated by the Formation Agreement.  Under the terms of the Formation Agreement, the Company, through Newsday, Inc. and other subsidiaries of the Company, contributed certain assets and related liabilities of the Newsday Media Group business (“NMG”) to Newsday LLC, and CSC contributed cash of $35 million and newly issued senior notes of Cablevision with a fair market value of $650 million to the parent company of Newsday LLC.  Concurrent with the closing of this transaction, Newsday LLC and its parent company borrowed $650 million under a new secured credit facility, and the Company received a special distribution of $612 million from Newsday LLC in cash as well as $18 million of prepaid rent under leases for certain facilities used by NMG and located in Melville, New York with an initial term ending in 2018.  As a result of these transactions, CSC, through NMG Holdings, Inc., owns approximately 97% and the Company owns approximately 3% of the equity of the parent company of Newsday LLC.  CSC has operational control of Newsday LLC.  These transactions are further described in Note 2.  NMG’s operations consist of Newsday, a daily newspaper circulated primarily in Nassau and Suffolk counties on Long Island, New York, and in the borough of Queens in New York City; four specialty magazines circulated primarily on Long Island; several shopper guides; amNY, a free daily newspaper in New York City; and several websites including newsday.com and amny.com.

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

As described in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007, the Company reviews goodwill and certain intangible assets no longer being amortized for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with Financial Accounting Standards Board (“FASB”) No. 142 (“FAS No. 142”), “Goodwill and Other Intangible Assets.”  During 2008, each of the Company’s major newspapers has experienced significant continuing declines in advertising revenues due to a variety of factors, including weak national and local economic conditions, which has reduced advertising demand, and increased competition, particularly from on-line media.  In the second quarter of 2008, the Company performed an impairment review of goodwill attributable to its newspaper reporting unit and newspaper masthead intangible assets due to the continuing decline in newspaper advertising revenues.  The review was conducted after $830 million of newspaper reporting unit goodwill and $380 million of newspaper masthead assets were allocated to the NMG transaction (see Note 2).  As a result of the impairment review, the Company recorded non-cash pretax impairment charges in the second quarter of 2008 totaling $3,843 million ($3,832 million after taxes) to write down its newspaper reporting unit goodwill by $3,007 million ($3,006 million after taxes) and four newspaper mastheads by a total of $836 million ($826 million after taxes).  These non-cash impairment charges are reflected as write-downs of intangible assets in the accompanying unaudited condensed consolidated statements of operations.  The impairment charges do not affect the Company’s operating cash flows or its compliance with its financial debt covenants.  See Note 9 for a further discussion of the methodology the Company utilized to perform this impairment review in the second quarter of 2008.

As of Sept. 28, 2008, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007, have not changed from Dec. 30, 2007, except for the adoption of FASB Statement No. 157, “Fair Value Measurements” (“FAS No. 157”) and FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), both of which were adopted effective Dec. 31, 2007.  The Company has elected to account for its PHONES debt utilizing the fair value option under FAS No. 159.  The effects of this election were recorded as of Dec. 31, 2007, and included a $177 million decrease in PHONES debt related to Time Warner stock, a $62 million increase in deferred income tax liabilities, an $18 million decrease in other assets, and a $97 million increase in retained earnings.  In accordance with FAS No. 159, the $97 million retained earnings increase was not included in the Company’s unaudited condensed consolidated statement of operations for the first three quarters ended Sept. 28, 2008.  See Note 10 for additional information regarding the Company’s adoption of FAS No. 159.  The adoption of FAS No. 157 had no impact on the Company’s consolidated financial statements.  See Note 11 for additional disclosures related to the fair value of financial instruments included in the Company’s unaudited condensed consolidated balance sheet at Sept. 28, 2008.

NOTE 2:   DISCONTINUED OPERATIONS AND ASSETS AND LIABILITIES HELD FOR
          DISPOSITION

Discontinued Operations—As discussed in Note 1, on May 11, 2008, the Company entered into the Formation Agreement with CSC and NMG Holdings, Inc. to form Newsday LLC. On July 29, 2008, the Company consummated the closing of the transactions contemplated by the Formation Agreement.  Under the terms of the Formation Agreement, the Company, through Newsday, Inc. and other subsidiaries of the Company, contributed certain assets and related liabilities of NMG to Newsday LLC, and CSC contributed $35 million of cash and newly issued senior notes of Cablevision with a fair market value of $650 million to the parent company of Newsday LLC.  Concurrent with the closing of this transaction, Newsday LLC and its parent company borrowed $650 million under a new secured credit facility, and the Company received a special distribution of $612 million from Newsday LLC in cash as well as $18 million in prepaid rent under leases for certain facilities used by NMG and located in Melville, New York with an initial term ending in 2018.  The Company retained ownership of these facilities following the transaction.  Annual lease payments due under the terms of the leases total $1.5 million in each of the first five years of the lease terms and $6 million thereafter.

As a result of these transactions, CSC, through NMG Holdings, Inc., owns approximately 97% and the Company owns approximately 3% of the equity of the parent company of Newsday LLC.  CSC has operational control over Newsday LLC.  Borrowings by Newsday LLC and its parent company under the secured credit facility are guaranteed by CSC and NMG Holdings, Inc. and secured by a lien on the assets of Newsday LLC and the assets of its parent company, including the senior notes of Cablevision contributed by CSC.  The Company agreed to indemnify CSC and NMG Holdings, Inc. with respect to any payments that CSC or NMG Holdings, Inc. makes under their guarantee of the $650 million of borrowings by Newsday LLC and its parent company under the secured credit facility.  In the event the Company is required to perform under this indemnity, the Company will be subrogated to and acquire all rights of CSC and NMG Holdings, Inc. against Newsday LLC and its parent company to the extent of the payments made pursuant to the indemnity.  From the closing date of July 29, 2008 through the third anniversary of the closing date, the maximum amount of potential indemnification payments (the “Maximum Indemnification Amount”) is $650 million.  After the third year, the Maximum Indemnification Amount is reduced by $120 million, and each year thereafter by $35 million until January 1, 2018, at which point the Maximum Indemnification Amount is reduced to $0.  Following the transaction, the Company used $589 million of the net cash proceeds to pay down borrowings under the Company’s Tranche X facility (see Note 10).  The Company accounts for its remaining $20 million equity interest in the parent company of Newsday LLC as a cost method investment.

The fair market value of the contributed NMG net assets exceeded their tax basis due to the Company's low tax basis in the contributed intangible assets.  However, the transaction did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the United States Internal Revenue Code and related regulations.

During the second quarter of 2008, the Company recorded a pretax loss of $692 million ($693 million after taxes) to write down the net assets of NMG to estimated fair value.  NMG’s net assets included, before the write-down, allocated newspaper reporting unit goodwill and a newspaper masthead intangible asset of $830 million and $380 million, respectively.  In the third quarter of 2008, the Company recorded a favorable $1 million after-tax adjustment to the loss on this transaction.

The Company announced an agreement to sell Hoy, New York on Feb. 12, 2007.  The Company completed the sale of Hoy, New York on May 15, 2007 and recorded a pretax gain on the sale of $2.5 million ($.1 million after taxes) in the second quarter of 2007.  In March 2007, the Company announced its intentions to sell SCNI.  The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greenwich, Connecticut, which was sold in a separate transaction that closed on April 22, 2008 (see “Assets and Liabilities Held for Disposition” section below).  In the first quarter of 2007, the Company recorded a pretax loss of $19 million ($33 million after taxes) to write down the net assets of SCNI to estimated fair value, less costs to sell.  In the third quarter of 2007, the Company recorded a favorable $2.8 million after-tax adjustment to the expected loss on the sale of SCNI.  In the first quarter of 2008, the Company recorded an additional $.5 million after-tax loss on the sale of SCNI. During the third quarter of 2007, the Company began actively pursuing the sale of the stock of Recycler.  The sale of Recycler closed on Oct. 17, 2007.  The Company recorded a pretax loss on the sale of Recycler of $1 million in the third quarter of 2007.  Due to the Company’s high tax basis in the Recycler stock, the sale generated a significantly higher capital loss for income tax purposes.  As a result, the Company recorded a $65 million income tax benefit in the third quarter of 2007, resulting in an after-tax gain of $64 million.

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

Selected financial information related to discontinued operations is summarized as follows (in thousands):

	Third Quarter		First Three Quarters
	2008	2007	2008	2007

Operating revenues	$32,260	$132,187	$258,362	$416,925

Operating profit (loss)	$4,441	$12,390	$(410)	$46,256
Interest income	—	3	2	7
Interest expense	(2,454)	(11,810)	(22,186)	(15,264)
Non-operating loss, net(1)	—	—	—	(15,000)
Gain (loss) on dispositions of discontinued
operations	852	(3,067)	(691,623)	(20,025)
Income (loss) from discontinued operations before income taxes	2,839	(2,484)	(714,217)	(4,026)
Income taxes(2)	(254)	71,698	(940)	45,287
Income (loss) from discontinued operations
net of tax	$2,585	$69,214	$(715,157)	$41,261

(1)
Discontinued operations for the first three quarters of 2007 included a pretax non-operating charge of $15 million for a civil forfeiture payment related to the inquiry by the United States Attorney’s Office for the Eastern District of New York into the circulation practices of Newsday and Hoy, New York.  See Note 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007, for further information.

(2)
Income taxes for the first three quarters of 2008 included tax expense of $1 million related to the $691 million pretax loss on the NMG transaction.  NMG’s net assets included, before the write-down of these assets to fair value in connection with the transaction, allocated newspaper reporting unit goodwill of $830 million and a newspaper masthead intangible asset of $380 million, most of which are not deductible for income tax purposes. The Company recorded an income tax benefit of $72 million related to a pretax loss of $2 million in the third quarter of 2007 and an income tax benefit of $45 million related to a pretax loss of $4 million in the first three quarters of 2007.  Due to the Company’s high tax basis in the Recycler stock, the sale of Recycler generated a significantly higher capital loss for income tax purposes.  As a result, the Company recorded a $65 million income tax benefit in the third quarter of 2007, resulting in an after-tax gain of $64 million on the sale of Recycler.  The pretax loss in the first three quarters of 2007 also included $48 million of allocated newspaper group goodwill, most of which is not deductible for income tax purposes.

The Company allocated corporate interest expense of $2.5 million and $11.8 million in the third quarters of 2008 and 2007, respectively, and $22.2 million and $15.3 million in the first three quarters of 2008 and 2007, respectively, to discontinued operations.  In accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations”, the amount of corporate interest allocated to discontinued operations was based on the amount of the net proceeds from the NMG transaction that were used to pay down borrowings under the Company’s Tranche X facility and applying the interest rate applicable to the Tranche X facility for the periods in which these borrowings under the Tranche X facility were outstanding.

Assets and Liabilities Held for Disposition—Assets and liabilities held for disposition at Sept. 28, 2008 and Dec. 30, 2007 are summarized as follows (in thousands):

	Sept. 28, 2008		Dec. 30, 2007
	Assets	Liabilities	Assets	Liabilities

Chicago Cubs and Wrigley Field	$136,903	$98,853	$—	$—
Studio production lot, Hollywood, California	—	—	23,322	—
SCNI real estate	—	—	5,485	—
Other real estate	15,479	—	4,973	—
Total assets and liabilities held for disposition	$152,382	$98,853	$33,780	$—

The Company is in the process of disposing of an interest in its Chicago Cubs operations which include the baseball team, Wrigley Field and the Company’s 25% investment in Comcast SportsNet Chicago.  The Company expects to complete the transaction within the next year.  Accordingly, the net book value of the baseball team and Wrigley Field is included in assets and liabilities held for disposition at Sept. 28, 2008.  The Company’s investment in Comcast SportsNet Chicago continues to be included in other investments in the accompanying unaudited condensed consolidated balance sheets.  The disposition of an interest in the Chicago Cubs baseball team is subject to the approval of Major League Baseball.

During the third quarter of 2007, the Company commenced a process to sell the real estate and related assets of its studio production lot located in Hollywood, California. Accordingly, the $23 million carrying value of the land, building and equipment of the studio production lot was included in assets held for disposition at Dec. 30, 2007.  The sale of the studio production lot closed on Jan. 30, 2008, and the Company received net proceeds of $122 million, of which $119 million was placed into an escrow fund immediately following the closing of the sale. Simultaneous with the closing of the sale, the Company entered into a five-year operating lease for a portion of the studio production lot utilized by the Company’s KTLA-TV station. The sale resulted in a total pretax gain of $99 million.  The pretax gain related to the portion of the studio production lot currently utilized by the Company’s KTLA-TV station was $16 million and represented more than a minor portion of the fair value of the studio production lot.  Accordingly, this gain was deferred and will be amortized as reduced rent expense over the five-year life of the related operating lease.  The remaining pretax gain of $83 million recorded in the first quarter of 2008 was included as a reduction of selling, general and administrative expenses.

As noted above, the Company sold the SCNI real estate in Stamford and Greenwich, Connecticut on April 22, 2008.  The $5 million carrying value of the real estate was included in assets held for disposition at Dec. 30, 2007.  The Company received net proceeds of $29 million on the sale of the SCNI real estate, which proceeds were placed into an escrow fund immediately following the closing of the sale.  The Company recorded a pretax gain of $23 million as a reduction of selling, general and administrative expenses in the second quarter of 2008.  On April 28, 2008, the $29 million of net proceeds from the sale of the SCNI real estate, the $119 million of net proceeds from the sale of the studio production lot and available cash were utilized to purchase eight real properties that were previously leased from TMCT, LLC (see Note 13 for additional information pertaining to the Company’s acquisition of the TMCT real properties).  The purchase was structured as a like-kind exchange, which allowed the Company to defer income taxes on nearly all of the gains from these dispositions.  In December 2006, the Company commenced a process to sell the land and building of one of its other facilities.  The $5 million carrying value of the land and building approximates fair value less costs to sell and is also included in assets held for disposition at Sept. 28, 2008 and Dec. 30, 2007.  During the third quarter of 2008, the Company commenced a process to sell two of the properties acquired in April 2008 as part of the acquisition of the eight real properties from TMCT, LLC.  On Oct. 31, 2008, the Company concluded a transaction to sell one of these properties for net proceeds of approximately $5 million.  The Company will recognize a pretax gain of approximately $1 million on the sale in the fourth quarter of 2008.  The $10 million carrying value of these two properties approximates fair value less costs to sell and is also included in assets held for disposition at Sept. 28, 2008.

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

PHONES Interest—In connection with the routine examination of the Company’s federal income tax returns for 2000 through 2003, the Internal Revenue Service (“IRS”) proposed that the Company capitalize the interest on the PHONES as additional tax basis in the Company’s 16 million shares of Time Warner common stock, rather than allowing the Company to currently deduct such interest. The National Office of the IRS has issued a Technical Advice Memorandum that supports the proposed treatment. The Company disagrees with the IRS’s position and requested that the IRS administrative appeals office review the issue. The effect of the treatment proposed by the IRS would be to increase the Company’s tax liability by approximately $199 million for the period 2000 through 2003 and by approximately $259 million for the period 2004 through the third quarter of 2008.

During the fourth quarter of 2006, the Company reached an agreement with the IRS appeals office regarding the deductibility of the PHONES interest expense. The agreement will apply for the tax years 2000 through the 2029 maturity date of the PHONES. In December of 2006, under the terms of the agreement reached with the IRS appeals office, the Company paid approximately $81 million of tax plus interest for tax years 2000 through 2005. The tax payments were recorded as a reduction in the Company’s deferred tax liability, and the interest was recorded as a reduction in the Company’s income tax reserves.  The Company filed its 2006 and 2007 tax returns reflecting the agreement reached with the IRS appeals office.  The agreement reached with the appeals office is being reviewed by the Joint Committee on Taxation.  A decision from the Joint Committee on Taxation is expected within the next twelve months.

Matthew Bender and Mosby Income Tax Liability—During the third quarter of 2007, the Company settled its appeal of the United States Tax Court decision that disallowed the tax-free reorganization of Matthew Bender and Mosby, former subsidiaries of The Times Mirror Company, with the United States Court of Appeals for the Seventh Circuit.  As a result of the settlement, the Company received refunds of federal income taxes and interest of $4 million on Sept. 26, 2007 and $340 million on Oct. 1, 2007.  After consideration of income taxes on the interest received, the net cash proceeds totaled approximately $286 million.  These refunds, together with related state income tax benefits of $29 million, were accounted for as a $91 million reduction in third quarter 2007 income tax expense and a $224 million reduction in goodwill recorded on the Company’s consolidated balance sheet.  The September and October 2007 refunds of the previously paid income taxes and interest were accounted for in accordance with Emerging Issues Task Force (“EITF”) Issue No. 93-7, “Uncertainties Related to Income Taxes in a Purchase Business Combination” (“EITF 93-7”).  The portion of the refunds representing after-tax interest applicable to periods following the acquisition of The Times Mirror reduced income tax expense, and the remainder reduced goodwill.

Other—Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.

In the third quarter and first three quarters of 2008, income taxes applicable to continuing operations amounted to a net expense of $26 million and a net benefit of $1,837 million, respectively.  The net expense in the third quarter of 2008 included a provision of $27 million related to the Company’s gain on the sale of a 10 percent interest in CareerBuilder, LLC (see Note 7).  The net benefit in the first three quarters of 2008 included the favorable $1,859 million deferred income tax adjustment discussed above.  The $3,007 million write-down of the Company’s publishing goodwill in the second quarter of 2008 resulted in an income tax benefit of only $1 million for financial reporting purposes because almost all of the goodwill is not deductible for income tax purposes (see Note 9).  The effective tax rate on income from continuing operations in the 2007 third quarter and first three quarters were affected by certain non-operating items that were not deductible for tax purposes and the Matthew Bender/Mosby income tax adjustment (see Note 7 for a summary of non-operating items).  Excluding all non-operating items, the effective tax rate on income from continuing operations in the third quarter and first three quarters of 2007 were 43.3% and 41.1%, respectively.

NOTE 4:  STOCK-BASED COMPENSATION

Stock-based compensation expense for the third quarters and first three quarters of 2008 and 2007 was as follows (in thousands):

	Third Quarter		First Three Quarters
	2008	2007	2008	2007

Management equity incentive plan	$2,922	$—	$15,456	$—
Options(1)	—	555	—	1,879
Restricted stock units(1)	—	6,385	—	30,103
Employee stock purchase plan(2)	—	—	—	723
Total stock-based compensation expense	$2,922	$6,940	$15,456	$32,705

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

(2)	In April 2007, the Company suspended further contributions to the employee stock purchase plan, which was discontinued as of Dec. 20, 2007, following the consummation of the Merger.

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

The Company accounts for the Units issued under the MEIP as liability-classified awards.  As a result, the Company is required to adjust its MEIP liability to reflect the most recent estimate of the fair value of a share of the Company’s common stock.  In the third quarter and first three quarters of 2008, the Company recorded $2.9 million and $15.5 million of compensation expense, respectively, in connection with the MEIP, of which $3.8 million recorded in the third quarter of 2008 and $14.1 million recorded in the first three quarters of 2008 were based on the estimated fair value of the Company’s common stock.  The Company’s liability under the MEIP is included in other non-current liabilities on the Company’s unaudited condensed consolidated balance sheet and totaled $17 million and $16 million at Sept. 28, 2008 and Dec. 30, 2007, respectively.  The estimated fair value per share of the Company’s common stock did not change during the third quarter of 2008.

For the first three quarters of 2008, total stock-based compensation expense excluded $552,000 of costs related to discontinued operations.  For the third quarter of 2007, total stock-based compensation expense excluded $190,000 of costs related to discontinued operations and $32,000 of capitalized costs. For the first three quarters of 2007, total stock-based compensation expense excluded $678,000 of costs related to discontinued operations and $176,000 of capitalized costs.

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

The ESOP provides for the allocation of the Company’s common shares it holds on a noncontributory basis to eligible employees of the Company.  None of the shares held by the ESOP had been committed for release or allocated to employees at Dec. 30, 2007.  For fiscal year 2008, as the ESOP repays the loan through its use of contributions from the Company, shares will be released and allocated to eligible employees in proportion to their eligible compensation.  The shares that are released for allocation on an annual basis will be in the same proportion that the current year’s principal and interest payments bear in relation to the total remaining principal and interest payments to be paid over the life of the $250 million ESOP loan.  The Company will recognize compensation expense based on the estimated fair value of the shares of the Company’s common stock that are allocated in each annual period.  In the third quarter and first three quarters of 2008, the Company recognized $9.3 million and $32 million, respectively, of compensation expense related to the ESOP.

The Company’s policy is to present unallocated shares held by the ESOP at book value, net of unearned compensation, and allocated shares, which include shares expected to be released as of the end of the year, at fair value in the Company’s consolidated balance sheet. Pursuant to the terms of the ESOP, participants who receive distributions of shares of the Company’s common stock can require the Company to repurchase those shares within a specified time period following such distribution.  Accordingly, the shares of the Company’s common stock held by the ESOP are classified outside of shareholders’ equity (deficit), net of unearned compensation, in the Company’s consolidated balance sheets. The amounts at Sept. 28, 2008 and Dec. 30, 2007 were as follows (in thousands):

	Sept. 28, 2008	Dec. 30, 2007

ESOP shares (at fair value)(1)	$31,860	$—
Unallocated ESOP shares (at book value)	236,579	250,000
Unearned compensation related to ESOP	(236,579)	(250,000)
Common shares held by ESOP, net of unearned compensation	$31,860	$—

(1)	Represents 3,034,342 shares expected to be released with respect to fiscal year 2008 as measured on Sept. 28, 2008.

At Sept. 28, 2008 and Dec. 30, 2007, the estimated fair value of the unallocated shares held by the ESOP was approximately $562 million and $593 million, respectively.  In accordance with the terms of the ESOP, the fair value per share of the Company’s common stock is determined as of each fiscal year end by the trustee of the ESOP.  The estimated fair value per share of the Company’s common stock has not been changed during the third quarter and first three quarters of 2008.

NOTE 6:  PENSION AND OTHER POSTRETIREMENT BENEFITS

The components of net periodic benefit cost (credit) for Company-sponsored pension and other postretirement benefits plans for the third quarters and first three quarters of 2008 and 2007 were as follows (in thousands):

	Pension Benefits		Other Postretirement Benefits
	Third Quarter		Third Quarter
	2008	2007	2008	2007

Service cost	$5,216	$611	$219	$322
Interest cost	21,942	21,232	1,946	2,125
Expected return on plans’ assets	(36,016)	(35,198)	—	—
Recognized actuarial loss (gain)	5,493	11,844	(396)	127
Amortization of prior service costs (credits)	306	96	(203)	(362)
Special termination benefits(1)	28,240	—	—	—
Curtailment gain(2)	—	—	(4,544)	—
Net periodic benefit cost (credit)(3)	$25,181	$(1,415)	$(2,978)	$2,212

	Pension Benefits		Other Postretirement Benefits
	First Three Quarters		First Three Quarters
	2008	2007	2008	2007

Service cost	$16,334	$1,484	$738	$968
Interest cost	66,539	63,000	5,633	5,869
Expected return on plans’ assets	(109,105)	(104,524)	—	—
Recognized actuarial loss (gain)	16,809	35,326	(876)	135
Amortization of prior service costs (credits)	1,042	165	(931)	(1,084)
Special termination benefits(1)	59,528	—	—	—
Curtailment (gain) loss(2)	17,147	—	(4,544)	—
Net periodic benefit cost (credit)(3)	$68,294	$(4,549)	$20	$5,888

(1)
Represents one-time pension benefits related to the elimination of approximately 700 positions in the third quarter of 2008 and 1,600 positions in the first three quarters of 2008.  The first three quarters of 2008 includes $7.4 million of one-time pension benefits related to discontinued operations.  These position eliminations in the first three quarters of 2008, excluding those related to discontinued operations, did not constitute a curtailment as defined in FASB Statement No. 88, “Employers’ Accounting for Settlements and Curtailments of Defined Benefit Pension Plans and for Termination Benefits”.   Additional position eliminations in the fourth quarter of 2008 may result in a curtailment and remeasurement of Company-sponsored pension plan obligations and assets.

(2)	Relates entirely to the NMG transaction and is included in discontinued operations.

(3)
Includes benefit costs related to discontinued operations, other than the amounts related to special termination benefits and the curtailment (gain) loss described above, of $.6 million and $.3 million for the third quarters of 2008 and 2007, respectively, and $1.8 million and $.8 million for the first three quarters of 2008 and 2007, respectively.

For the year ending Dec. 28, 2008, the Company plans to contribute $6 million to certain of its union and non-qualified pension plans and $13 million to its other postretirement plans.  In the first three quarters of 2008, the Company made $5 million of contributions to its union and non-qualified pension plans and $10 million of contributions to its other postretirement plans.

The Company accounts for its company-sponsored pension and other postretirement benefits plans in accordance with FAS No. 158, “Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R)”, which requires the Company to recognize the overfunded or underfunded status of its defined benefit pension and other postretirement plans as an asset or liability in its statement of financial position.  Certain Company-sponsored pension plan assets are comprised of investments in stocks, bonds, fixed income securities, mutual funds and other investment securities.  As a result of the current global economic instability, the fair value of these pension plan assets has experienced increased volatility.  The funded status of the Company-sponsored pension plans presented in the Company’s consolidated balance sheet will be remeasured at Dec. 28, 2008 utilizing, among other things, updated actuarial assumptions and the fair value of pension plan assets as of that date.  In addition, the impact of potential changes in the fair value of pension plan assets on future minimum required contributions to these plans, if any, cannot be determined at this time.

NOTE 7:  CHANGES IN OPERATIONS AND NON-OPERATING ITEMS

Non-operating items—The third quarter and first three quarters of 2008 included several non-operating items, summarized as follows (in thousands):

	Third Quarter 2008		First Three Quarters 2008
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)

Gain (loss) on change in fair values of PHONES and related investment	$(8,360)	$(8,262)	$97,960	$96,803
Gain on sales of investments, net	78,675	54,594	67,375	43,202
Other, net	372	368	527	523
Income tax adjustment	—	—	—	1,859,358
Total non-operating items	$70,687	$46,700	$165,862	$1,999,886

In the third quarter of 2008, the $8 million non-cash pretax loss on change in fair values of PHONES and related investment resulted primarily from a $4 million increase in the fair value of the Company’s PHONES and a $3 million decrease in the fair value of 16 million shares of Time Warner common stock.  In the first three quarters of 2008, the $98 million non-cash pretax gain on change in fair values of PHONES and related investment resulted primarily from a $140 million decrease in the fair value of the Company’s PHONES, partially offset by a $39 million decrease in the fair value of 16 million shares of Time Warner common stock.  Effective Dec. 31, 2007, the Company has elected to account for its PHONES utilizing the fair value option under FAS No. 159.  As a result of this election, the Company no longer measures just the changes in fair value of the derivative component of the PHONES, but instead measures the changes in fair value of the entire PHONES debt.  See Note 10 for further information pertaining to the Company’s adoption of FAS No. 159. On Sept. 2, 2008, the Company sold a 10 percent interest in CareerBuilder, LLC to Gannett Co., Inc. (“Gannett”) for $135 million and recorded a $79 million non-operating pretax gain in the third quarter of 2008. The Company utilized $81 million of the net proceeds from this transaction to pay down the Company’s Tranche X Facility (see Note 10).  On June 30, 2008, the Company sold its 42.5% investment in ShopLocal, LLC (“ShopLocal”) to Gannett and received net proceeds of $22 million. The Company recorded a $10 million non-operating pretax loss in the second quarter of 2008 to write down its investment in ShopLocal to the amount of net proceeds received. The favorable income tax adjustment of $1,859 million in the first three quarters of 2008 related to the Company’s election to be treated as a subchapter S corporation, which resulted in the elimination of nearly all of the Company’s net deferred tax liabilities. See Note 3 for further information pertaining to the Company’s election to be treated as a subchapter S corporation.

The third quarter and first three quarters of 2007 included several non-operating items, summarized as follows (in thousands):

	Third Quarter 2007		First Three Quarters 2007
	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)

Loss on change in fair values of PHONES and related investment	$(84,969)	$(51,831)	$(182,144)	$(111,108)
Strategic transaction expenses	(3,160)	(3,160)	(38,557)	(32,588)
Gain on TMCT transactions	8,329	5,081	8,329	5,081
Other, net	1,936	1,180	23,450	14,305
Income tax adjustment	—	90,704	—	90,704
Total non-operating items	$(77,864)	$41,974	$(188,922)	$(33,606)

In the third quarter of 2007, the $85 million non-cash pretax loss on change in fair values of PHONES and related investment resulted primarily from a $41 million increase in the fair value of the derivative component of the Company’s PHONES and a $43 million decrease in the fair value of 16 million shares of Time Warner common stock.  In the first three quarters of 2007, the $182 million non-cash pretax loss on change in fair values of PHONES and related investment resulted primarily from a $125 million increase in the fair value of the derivative component of the Company’s PHONES and a $55 million decrease in the fair value of 16 million shares of Time Warner common stock.  Strategic transaction expenses in the third quarter and first three quarters of 2007 related to the Company’s strategic review and the Leveraged ESOP Transactions.  These expenses for the first three quarters of 2007 included a $13.5 million pretax loss from refinancing certain credit agreements.  The gain on TMCT transactions in the third quarter of 2007 included an $8 million gain related to the redemption of the Company’s remaining interests in TMCT, LLC and TMCT II, LLC.  Other, net in the first three quarters of 2007 included an $18 million pretax gain from the settlement of the Company’s Hurricane Katrina insurance claim.  The third quarter of 2007 included a favorable $91 million income tax expense adjustment related to the settlement of the Company’s Matthew Bender and Mosby income tax appeal (see Note 3).

Employee reductions—The Company reduced staffing levels related to its continuing operations by approximately 800 positions in the third quarter of 2008 and 1,500 positions in the first three quarters of 2008.  The Company recorded pretax charges related to these reductions of $44.6 million and $115.2 million in the third quarter and first three quarters of 2008, respectively.  These amounts included $28.2 million and $52.1 million, respectively, of special termination benefits payable by the Company’s pension plan (see Note 6) and related to the elimination of approximately 700 positions in the third quarter of 2008 and 1,400 positions in the first three quarters of 2008.  The amounts for the first three quarters of 2008 excluded the elimination of approximately 200 positions and a pretax charge of $13.2 million related to discontinued operations, of which $7.4 million related to special termination benefits.

In the third quarter and the first three quarters of 2007, the Company reduced its staffing levels by approximately 120 and 580 positions, respectively, and recorded pretax charges of $4 million and $32 million, respectively.  These amounts for the first three quarters of 2007 excluded eliminations of approximately 20 positions and a pretax charge of $.3 million related to discontinued operations.

Write-off of capitalized software costs—During the third quarter of 2008, the Company recorded a non-cash pretax charge of $25 million for the write-off of certain capitalized software application costs related to software that the Company no longer intends to utilize.  This non-cash charge is included in selling, general and administrative expense in the Company’s unaudited condensed consolidated statement of operations.

NOTE 8:  INVENTORIES

Inventories consisted of the following (in thousands):

	Sept. 28, 2008	Dec. 30, 2007

Newsprint	$20,447	$28,664
Supplies and other	11,345	12,011
Total inventories	$31,792	$40,675

Newsprint inventories valued under the LIFO method were less than current cost by approximately $17 million at Sept. 28, 2008 and $10 million at Dec. 30, 2007.

NOTE 9:  GOODWILL AND OTHER INTANGIBLE ASSETS

Goodwill and other intangible assets consisted of the following (in thousands):

	Sept. 28, 2008			Dec. 30, 2007
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount

Intangible assets subject to amortization
Subscribers (useful life of 15 to 20 years)	$174,980	$(80,945)	$94,035	$189,879	$(81,698)	$108,181
Network affiliation agreements (useful life of 40 years)(1)	278,034	(34,776)	243,258	278,034	(29,552)	248,482
Other (useful life of 3 to 40
years)	30,610	(13,392)	17,218	25,381	(11,707)	13,674
Total	$483,624	$(129,113)	354,511	$493,294	$(122,957)	370,337

Goodwill and other intangible assets not subject to amortization
Goodwill
Publishing			301,667			4,138,685
Broadcasting and entertainment			1,440,628			1,441,241
Total goodwill			1,742,295			5,579,926
Newspaper mastheads			197,000			1,412,937
FCC licenses			871,946			871,946
Tradename			7,932			7,932
Total			2,819,173			7,872,741
Total goodwill and other intangible assets			$3,173,684			$8,243,078

(1)
Network affiliation agreements, net of accumulated amortization, included $170 million related to FOX affiliations, $70 million related to CW affiliations and $3 million related to MyNetworkTV affiliations as of Sept. 28, 2008.

The changes in the carrying amounts of intangible assets during the first three quarters ended Sept. 28, 2008 were as follows (in thousands):

	Publishing	Broadcasting and Entertainment	Total
Intangible assets subject to amortization
Balance as of Dec. 30, 2007	$70,905	$299,432	$370,337
Amortization expense	(6,236)	(7,729)	(13,965)
Acquisitions	6,003	—	6,003
Disposition of discontinued operations (see Note 2)	(7,819)	—	(7,819)
Foreign currency translation adjustment	(45)	—	(45)
Balance as of Sept. 28, 2008	$62,808	$291,703	$354,511

Goodwill
Balance as of Dec. 30, 2007	$4,138,685	$1,441,241	$5,579,926
Disposition of discontinued operations (see Note 2)	(830,481)	—	(830,481)
Reclassification to assets held for disposition (see Note 2)	—	(613)	(613)
Acquisitions	475	—	475
Impairment write-down of goodwill	(3,007,000)	—	(3,007,000)
Foreign currency translation adjustment	(12)	—	(12)
Balance as of Sept. 28, 2008	$301,667	$1,440,628	$1,742,295

Other intangible assets not subject to amortization
Balance as of Dec. 30, 2007	$1,420,869	$871,946	$2,292,815
Disposition of discontinued operations (see Note 2)	(379,826)	—	(379,826)
Impairment write-down of newspaper masthead assets	(836,111)	—	(836,111)
Balance as of Sept. 28, 2008	$204,932	$871,946	$1,076,878

Total goodwill and other intangibles as of Sept. 28, 2008	$569,407	$2,604,277	$3,173,684

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

During 2008, each of the Company’s major newspapers has experienced significant continuing declines in advertising revenues due to a variety of factors, including weak national and local economic conditions, which has reduced advertising demand, and increased competition, particularly from on-line media.  The largest decreases in advertising revenue have been in the real estate and recruitment classified advertising categories.  The advertising shortfalls have caused significant declines in the Company’s publishing segment operating profit.  Due to the declines in actual and projected newspaper advertising revenues, the Company performed an impairment review of goodwill attributable to its newspaper reporting unit and newspaper mastheads in the second quarter of 2008.  The review was conducted after $830 million of newspaper reporting unit goodwill and $380 million of the newspaper masthead assets were allocated to the NMG transaction (see Note 2). As a result of the impairment review conducted in the second quarter of 2008, the Company recorded non-cash pretax impairment charges totaling $3,843 million ($3,832 million after taxes) to write down its newspaper reporting unit goodwill by $3,007 million ($3,006 million after taxes) and four newspaper mastheads by a total of $836 million ($826 million after taxes).  These non-cash impairment charges are reflected as write-downs of intangible assets in the Company’s unaudited condensed consolidated statements of operations.  The impairment charges do not affect the Company’s operating cash flows or its compliance with its financial debt covenants.

In accordance with FAS No. 142, the impairment review performed in the second quarter of 2008 was based on estimated fair values.  The total fair value of the Company’s newspaper reporting unit was estimated based on projected future discounted cash flow analyses and market valuations of comparable companies.  Under FAS No. 142, the estimated fair value of goodwill of a reporting unit is determined by calculating the residual fair value that remains after the total estimated fair value of the reporting unit is allocated to its net assets other than goodwill.  The Company’s impairment review performed in the second quarter of 2008 resulted in an estimated fair value for newspaper reporting unit goodwill of $185 million, which compared to a book value before the impairment charge at June 29, 2008 of $3,192 million following the reclassification of goodwill attributable to NMG (see Note 2) and therefore resulted in the pretax impairment charge of $3,007 million for goodwill.  The estimated fair values of the Company’s newspaper mastheads were based on discounted future cash flows calculated utilizing the relief-from-royalty method.  Newspaper mastheads had a total book value of $1,413 million at Dec. 30, 2007, and pertained to five newspapers, including Newsday, which were acquired as part of the Company’s purchase of The Times Mirror Company in 2000.

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

NOTE 10:  DEBT

Debt consisted of the following (in thousands):

	Sept. 28, 2008	Dec. 30, 2007

Tranche B Facility due 2014, interest rate of 5.79% and 7.91%, respectively	$7,554,825	$7,587,163
Tranche X Facility due 2009, interest rate of 5.54% and 7.99%, respectively	512,000	1,400,000
Bridge Facility due 2008, interest rate of 8.79% and 9.43%, respectively	1,600,000	1,600,000
Medium-term notes due 2008, weighted average interest rate of 5.6% in 2008 and 2007	237,585	262,585
Trade receivables securitization facility due July 1, 2010, interest rate of 4.90%	225,000	—
Property financing obligation, effective interest rate of 7.7% (Note 13)	—	35,676
4.875% notes due 2010, net of unamortized discount of $295 and $410, respectively	449,705	449,589
7.25% debentures due 2013, net of unamortized discount of $1,536 and $1,794, respectively	80,547	80,289
5.25% notes due 2015, net of unamortized discount of $1,087 and $1,205, respectively	328,913	328,795
7.5% debentures due 2023, net of unamortized discount of $3,555 and $3,732, respectively	95,194	95,016
6.61% debentures due 2027, net of unamortized discount of $2,017 and $2,095, respectively	82,943	82,864
7.25% debentures due 2096, net of unamortized discount of $17,785 and $17,926, respectively	130,215	130,073
Subordinated promissory notes due 2018, effective interest rate of 17%, net of unamortized discount of $164,935 and $165,000, respectively	68,343	60,315
Interest rate swaps	131,629	119,029
Other notes and obligations	45,115	15,091
Total debt excluding PHONES	11,542,014	12,246,485
2% PHONES debt related to Time Warner stock, due 2029	279,999	597,040
Total debt	$11,822,013	$12,843,525

Debt was classified as follows in the unaudited condensed consolidated balance sheets (in thousands):

	Sept. 28, 2008	Dec. 30, 2007

Current liabilities:
PHONES debt related to Time Warner stock	$215,991	$253,080
Other debt due within one year	619,793	750,239
Total current debt	835,784	1,003,319
Long-term debt:
PHONES debt related to Time Warner stock	64,008	343,960
Other long-term debt	10,922,221	11,496,246
Total long-term debt	10,986,229	11,840,206
Total debt	$11,822,013	$12,843,525

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

The Revolving Credit Facility includes a letter of credit subfacility in an amount up to $250 million and a swing line facility in an amount up to $100 million.  As of Sept. 28, 2008, the Company had $98 million of letters of credit outstanding. Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes. On Oct. 17, 2008, the Company sent a notice to draw $250 million in principal amount under the Revolving Credit Facility, of which $237 million was funded.  The shortfall of approximately $13 million is a result of the fact that Lehman Brothers Commercial Bank, which provides a commitment in the amount of $40 million under the Company’s $750 million Revolving Credit Facility, declined to participate in the Company’s $250 million funding request.  Lehman Brothers Commercial Bank is an affiliate of Lehman Brothers Holdings Inc., which filed a petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on Sept. 15, 2008.  Although Lehman Brothers Commercial Bank is not a party to that bankruptcy proceeding, it has informed the Company that it does not intend to participate in any funding requests under the Revolving Credit Facility.  The Company can provide no assurances that it could obtain replacement loan commitments from other banks.  The Company borrowed under the Revolving Credit Facility to increase its cash position to preserve its financial flexibility in light of current uncertainty in the credit markets.  The remaining undrawn amount available under the Revolving Credit Facility after giving effect to this borrowing and the $98 million of outstanding letters of credit is approximately $415 million, including the $40 million Lehman Brothers Commercial Bank commitment.

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

On June 29, 2007, the Company repaid $100 million of the $1.5 billion of borrowings under the Tranche X Facility.  During the third quarter of 2008, the Company repaid an aggregate of $888 million of the borrowings under the Tranche X Facility, utilizing the net cash proceeds of $218 million from a million trade receivables securitization facility entered into on July 1, 2008 (see discussion below), $589 million of the net cash proceeds from the NMG transaction (see Note 2) and $81 million of the net cash proceeds from the sale of a

10 percent interest in CareerBuilder, LLC to Gannett (see Note 7).  The prepayments in the third quarter of 2008 satisfied a required principal repayment of $650 million on the Tranche X Facility that was otherwise due on Dec. 4, 2008. The remaining principal balance on the Tranche X facility of $512 million must be repaid on June 4, 2009, which amount may be adjusted to reflect additional prepayments or other mandatory prepayments (as described below) applied thereto prior to that date.

The Tranche B Facility is a seven-year facility which matures on June 4, 2014 and also amortizes at a rate of 1.0% per annum (payable quarterly). The Revolving Credit Facility is a six-year facility and matures on June 4, 2013.  In February 2008, the Company refinanced $25 million of its medium-term notes with borrowings under the Delayed Draw Facility.  The Delayed Draw Facility automatically becomes part of the Tranche B Facility as amounts are borrowed and amortizes based upon the Tranche B Facility amortization schedule. On Oct. 6, 2008, the Company refinanced an additional $168 million of the remaining medium-term notes with additional borrowings under the Delayed Draw Facility.  The Company intends to use the Delayed Draw Facility to refinance the remaining $70 million of its medium-term notes as they mature during 2008.  Accordingly, the Company has classified its medium-term notes as long-term at Sept. 28, 2008 and Dec. 30, 2007.

Borrowings under the Credit Agreement are prepayable at any time prior to maturity without penalty, and the unutilized portion of the commitments under the Revolving Credit Facility or the Delayed Draw Facility may be reduced at the option of the Company without penalty.

Upon execution of the Interim Credit Agreement, loans under the Bridge Facility bore interest per annum at a variable rate equal to, at the Company’s election, the applicable base rate plus a margin of 350 basis points or LIBOR plus a margin of 450 basis points. Pursuant to the terms of the Interim Credit Agreement, such margins increased by 50 basis points per annum on March 20, 2008, June 20, 2008 and Sept. 20, 2008 and will continue to increase by this amount in each succeeding quarter, subject to specified caps, a portion of which interest may be payable through an interest payable-in-kind feature.  Subject to certain prepayment restrictions contained in the Credit Agreement, the Bridge Facility is prepayable at any time prior to maturity without penalty, including in connection with the issuance of up to $1.6 billion of high-yield notes.  Effective Oct. 21, 2008, the Company made an election under its Interim Credit Agreement to convert the variable interest rate applicable to its borrowings under the Bridge Facility from LIBOR plus a margin of 600 basis points to an applicable base rate plus 500 basis points.

If any loans under the Bridge Facility remain outstanding on Dec. 20, 2008, the lenders thereunder will have the option, subject to the terms of the Interim Credit Agreement, at any time and from time to time to exchange such initial loans for senior exchange notes that the Company will issue under a senior indenture, and the maturity date of any initial loans that are not exchanged for senior exchange notes will, unless a bankruptcy event of default has occurred and is continuing on such date, automatically be extended to Dec. 20, 2015 (the “Final Interim Credit Agreement Maturity Date”). Accordingly, the Company has classified the borrowings under the Bridge Facility as long-term at Sept. 28, 2008 and Dec. 30, 2007. The senior exchange notes will also mature on the Final Interim Credit Agreement Maturity Date. Holders of the senior exchange notes will have registration rights.

Loans under the Tranche X Facility, Tranche B Facility and Revolving Credit Facility are required to be repaid with the following proceeds, subject to certain exceptions and exclusions set forth in the Credit Agreement: (a) 100% of the net cash proceeds from the issuance or incurrence of debt for borrowed money by the Company or any subsidiary (other than debt permitted to be incurred under the negative covenants contained in the Credit Agreement (with certain exclusions)), (b) certain specified percentages of excess cash flow proceeds based on a leverage-based grid ranging from 50% to 0% and (c) 100% of the net cash proceeds from all asset sales, certain dispositions, share issuances by the Company’s subsidiaries and casualty events unless, in each case, the Company reinvests the proceeds pursuant to the terms of the Credit Agreement. As noted above, aggregate repayments of the Tranche X facility of $888 million were made during the third quarter of 2008 pursuant to these provisions.

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

Further, pursuant to the Credit Agreement, the Company is required to comply, on a quarterly basis, with a maximum total guaranteed leverage ratio and a minimum interest coverage ratio. For each of the four fiscal quarters of the Company’s 2008 fiscal year, the Credit Agreement covenants require a maximum “Total Guaranteed Leverage Ratio” of 9.00 to 1.00 and a minimum “Interest Coverage Ratio” (each as defined in the Credit Agreement) of 1.15 to 1.00.  Both of these financial covenant ratios are measured on a rolling four-quarter basis and become more restrictive on an annual basis.  For each of the four fiscal quarters of the Company’s 2009 fiscal year, the maximum Total Guaranteed Leverage Ratio required by the covenants will be reduced to 8.75 to 1.00 and the minimum Interest Coverage Ratio will be increased to 1.20 to 1.00.  At Sept. 28, 2008, the Company was in compliance with these financial covenants. The Company’s ability to maintain compliance with these financial covenants is dependent, however, on various factors, certain of which are outside of the Company’s control.  Such factors include the Company’s ability to generate sufficient revenues and earnings from operations, the Company’s ability to achieve reductions in it outstanding indebtedness, changes in interest rates, the impact on earnings, cash flow or indebtedness from sale, purchase, joint venture or similar transactions involving the Company’s assets, investments and liabilities and the other risks and uncertainties set forth in Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007 and in Part II, Item 1A, “Risk Factors” in this Form 10-Q.

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

(“ISDA”) Master Agreement, a schedule to the 1992 ISDA Master Agreement and, on July 3, 2007, entered into three interest rate swap confirmations (collectively, the “Swap Documents”) with Barclays Bank, which Swap Documents provide for (i) a two-year hedge with respect to $750 million in notional amount, (ii) a three-year hedge with respect to $1 billion in notional amount and (iii) a five-year hedge with respect to $750 million in notional amount. The Swap Documents effectively converted a portion of the variable rate borrowings under the Tranche B Facility in the Credit Agreement to a weighted average fixed rate of 5.31% plus a margin of 300 basis points. On Aug. 12, 2008, the Company entered into an ISDA Master Agreement, and, on Aug. 14, 2008, the Company entered into an interest rate cap confirmation with Citibank, N.A.  This transaction effectively caps LIBOR at 4.25% with respect to $2.5 billion in notional amount outstanding under the Tranche B Facility for a three-year period expiring July 21, 2011.  The premium owed under the interest rate cap confirmation is approximately $29 million, which represented the fair value of the interest rate cap at inception.  Through Sept. 28, 2008, the Company has accounted for these interest rate swaps and the interest rate cap as cash flow hedges in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”).  Under FAS No. 133, a cash flow hedge is deemed to be highly effective if it is expected that changes in the cash flows of the hedged item are almost fully offset by changes in the cash flows of the hedging instrument. Effective Oct. 21, 2008, the Company made an election under its Credit Agreement to convert the variable interest rate applicable to its borrowings under the Tranche B Facility from LIBOR plus a margin of 300 basis points to an applicable base rate plus 200 basis points.  As a result of this election, the Company will no longer account for these interest rate swaps and the interest rate cap as cash flow hedges in accordance with FAS No. 133 and instead will recognize currently in its statement of operations the changes in the fair values of these instruments beginning in the fourth quarter of 2008.

As of Sept. 28, 2008, the Company had outstanding borrowings of $7.6 billion under the Tranche B Facility, $512 million under the Tranche X Facility, and $1.6 billion under the Bridge Facility.  As of Sept. 28, 2008, the applicable interest rate was 5.79% on the Tranche B Facility, 5.54% on the Tranche X Facility and 8.79% on the Bridge Facility.

Trade Receivables Securitization Facility—On July 1, 2008, the Company and Tribune Receivables LLC, a wholly-owned subsidiary of the Company (the “Receivables Subsidiary”), entered into a $300 million trade receivables securitization facility with a term of two years.  The Receivables Subsidiary borrowed $225 million under this facility and incurred transaction costs totaling $7 million.  The net proceeds of $218 million were utilized to pay down the borrowings under the Tranche X Facility.

Pursuant to a receivables purchase agreement, dated as of July 1, 2008, among the Company, the Receivables Subsidiary and certain other subsidiaries of the Company (the “Operating Subsidiaries”), the Operating Subsidiaries sell certain trade receivables and related assets (the “Receivables”) to the Company on a daily basis.  The Company, in turn, sells such Receivables to the Receivables Subsidiary, also on a daily basis.  Receivables transferred to the Receivables Subsidiary are assets of the Receivables Subsidiary and not of the Company or any of the Operating Subsidiaries.

The Receivables Subsidiary has also entered into a receivables loan agreement, dated as of July 1, 2008 (the “Receivables Loan Agreement”), among the Company, as servicer, the Receivables Subsidiary, as borrower, certain entities from time to time parties thereto as conduit lenders and committed lenders (the “Lenders”), certain financial institutions from time to time parties thereto as funding agents, and Barclays Bank PLC, as administrative agent.  Pursuant to the Receivables Loan Agreement, the Lenders, from time to time, make advances to the Receivables Subsidiary.  The advances are secured by, and repaid through collections on, the Receivables owned by the Receivables Subsidiary.  The aggregate outstanding principal amount of the advances may not exceed $300 million.  The Receivables Loan Agreement requires the Company to comply with the financial covenants described in the “Credit Agreements” section of this Note 10.  The Company (directly and indirectly through the Operating Subsidiaries) services the Receivables, and the Receivables Subsidiary pays a fee to the Company for such services. The Receivables Subsidiary will pay a commitment fee on the undrawn portion of the facility and administrative agent fees.

In accordance with FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company accounts for this arrangement as a secured borrowing by the Receivables Subsidiary and includes the pledged assets in accounts receivable and the cash advances as long-term debt in its consolidated balance sheet.  At Sept. 28, 2008, pledged assets included in accounts receivable were $489 million and outstanding advances under this facility were $225 million. Advances under the Receivables Loan Agreement that are funded through commercial paper issued by the Lenders will accrue interest based on the applicable commercial paper interest rate or discount rate, plus a margin. All other advances will accrue interest at (i) LIBOR, (ii) the prime rate or (iii) the federal funds rate, in each case plus an applicable margin.  As of Sept. 28, 2008, the applicable interest rate for this facility was 4.9%.  The Receivables Loan Agreement includes customary early amortization events and events of default for facilities of this nature.  The Receivables Subsidiary is required to repay the advances in full by no later than July 1, 2010.

Interest Rate Hedging Instruments—As noted above, the Company is party to three interest rate swaps covered under the Swap Documents and an interest rate cap, each related to borrowings under the Tranche B Facility. At Sept. 28, 2008, the fair value of the three interest rate swaps had declined since their inception date of July 3, 2007 by $100 million, of which $16 million is included in short-term debt and $84 million is included in long-term debt.  The Company determined that $9 million of this change resulted from hedge ineffectiveness.  In addition, at Sept. 28, 2008, the fair value of the interest rate cap declined by $3 million since its inception date of Aug. 18, 2008.  The remaining $91 million change in fair value of the three interest rate swaps and the $3 million change in the fair value of the interest rate cap is included, net of taxes, in the accumulated other comprehensive income (loss) component of shareholders’ equity (deficit) at Sept. 28, 2008. As a result of the Company’s election on Oct. 21, 2008 described above to convert the variable interest rate applicable to its borrowings under the Tranche B Facility to an applicable base rate plus 200 basis points, the Company will reclassify the previously unrecognized losses on these instruments included in accumulated other comprehensive income (loss), net of taxes, into interest expense beginning in the fourth quarter of 2008.  At Sept. 28, these losses totaled $94 million before taxes.

The Company is also party to an additional interest rate swap agreement related to the $100 million 7.5% debentures due in 2023 which effectively converts the fixed 7.5% rate to a variable rate based on LIBOR.

Debt Due Within One Year—Debt due within one year at Sept. 28, 2008 included $512 million of borrowings under the Tranche X Facility, $79 million of borrowings under the Tranche B Facility, and $216 million related to PHONES. As noted above, during the third quarter of 2008, the Company repaid an aggregate of $888 million of the borrowings under the Tranche X facility.  Debt due within one year at Dec. 30, 2007 included $650 million of borrowings under the Tranche X Facility, $76 million of borrowings under the Tranche B Facility, $253 million related to PHONES, and $24 million of property financing and other obligations.  The Company expects to fund interest and principal payments due in the next twelve months through a combination of cash flows from operations, available borrowings under the Revolving Credit Facility, and, if necessary, dispositions of assets or operations.  The Company’s ability to make scheduled payments or prepayments on its debt and other financial obligations will depend on its future financial and operating performance and its ability to dispose of assets on favorable terms.  There can be no assurances that the Company’s businesses will generate sufficient cash flows from operations or that future borrowings under the Revolving Credit Facility will be available in an amount sufficient to satisfy debt maturities or to fund other liquidity needs or that any such asset dispositions can be completed.  The Company’s financial and operating performance is subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond the control of the Company.

If the Company’s cash flows and capital resources are insufficient to fund debt service obligations, the Company will likely face increased pressure to reduce or delay capital expenditures, dispose of assets or operations, further reduce the size of its workforce, seek additional capital or restructure or refinance its indebtedness. These actions could have a material adverse effect on the Company’s business, financial condition and results of operations. In addition, the Company cannot assure the ability to take any of these actions, that these actions would be successful and permit the Company to meet scheduled debt service obligations or that these actions would be permitted under the terms of the Company’s existing or future debt agreements, including the Credit Agreement and the Interim Credit Agreement.  For example, the Company may need to refinance all or a portion of its indebtedness on or before maturity. There can be no assurance that the Company will be able to refinance any of its indebtedness on commercially reasonable terms or at all.  In the absence of improved operating results and access to capital resources, the Company could face substantial liquidity problems and might be required to dispose of material assets or operations to meet its debt service and other obligations. The Credit Agreement and the Interim Credit Agreement provide certain restrictions on the Company’s ability to dispose of assets and the use of proceeds from the disposition.  The Company may not be able to consummate those dispositions or to obtain the proceeds realized.  Additionally, these proceeds may not be adequate to meet the debt service obligations then due.

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

The PHONES debenture agreement requires principal payments equal to any dividends declared on the 16 million shares of Time Warner common stock. A payment of $.125 per PHONES was made in the first, second and third quarters of 2008 for a Time Warner dividend declared in the fourth quarter of 2007 and in the first and second quarters of 2008. A payment of $.125 per PHONES will be due in the fourth quarter of 2008 for a Time Warner dividend declared in the third quarter of 2008.  The Company records the dividends it receives on its Time Warner common stock as dividend income and accounts for the related payments to the PHONES holders as reduction of principal.

The Company may redeem the PHONES at any time for the higher of the principal value of the PHONES ($155.64 per PHONES at Sept. 28, 2008) or the then market value of two shares of Time Warner common stock, subject to certain adjustments. At any time, holders of the PHONES may exchange a PHONES for an amount of cash equal to 95% (or 100% under certain circumstances) of the market value of two shares of Time Warner common stock. On Sept. 26, 2008, 20 PHONES were exchanged for cash pursuant to this provision.  At Sept. 28, 2008, the market value per PHONES was $35.00, and the market value of two shares of Time Warner common stock was $28.42. The amount PHONES holders could have received if they had elected to exchange their PHONES for cash on Sept. 28, 2008 was $216 million, which is included in current liabilities at Sept. 28, 2008.

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

In accordance with FAS No. 159, the $97 million after-tax cumulative effect of adoption was recorded directly to retained earnings and was not included in the Company’s unaudited condensed consolidated statement of operations for the first three quarters ended Sept. 28, 2008.

The market value of the PHONES, which are traded on the New York Stock Exchange, was $280 million and $420 million at Sept. 28, 2008 and Dec. 30, 2007, respectively.  The outstanding principal balance of the PHONES was $1,245 million and $1,248 million at Sept. 28, 2008 and Dec. 30, 2007, respectively.

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

•
Level 1 – Financial assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market.  Level 1 financial assets for the Company include its investment in Time Warner stock related to its PHONES debt and other investments in the securities of public companies that are classified as available for sale.  Level 1 financial liabilities for the Company include its PHONES debt related to Time Warner stock (see Note 10 for additional information pertaining to the fair value of the Company’s PHONES debt).

•
Level 2 – Financial assets and liabilities whose values are based on quoted prices in markets where trading occurs infrequently or whose values are based on quoted prices of instruments with similar attributes in active markets.  Level 2 financial assets and liabilities also include assets and liabilities whose values are derived from valuation models whose inputs are observable.  Level 2 financial assets and liabilities for the Company include its interest rate swaps and its interest rate cap (see Note 10 for additional information on the Company’s interest rate hedging instruments).

•
Level 3 – Financial assets and liabilities whose values are based on valuation models or pricing techniques that utilize unobservable inputs that are significant to the overall fair value measurement.  The Company does not currently have any Level 3 financial assets or liabilities.

The following table presents the financial assets and liabilities measured at fair value on a recurring basis on the Company’s unaudited condensed consolidated balance sheet at Sept. 28, 2008 (in thousands):

	Sept. 28, 2008
	Level 1	Level 2
Financial assets:
Time Warner stock related to PHONES	$227,360	$—
Other investments in securities of public companies	3,073	—
Interest rate hedging instruments	—	61,601
Total	$230,433	$61,601

Financial liabilities:
PHONES debt related to Time Warner stock	$279,999	$—
Interest rate hedging instruments	—	131,629
Total	$279,999	$131,629

NOTE 12:  COMPREHENSIVE INCOME (LOSS)

Comprehensive income (loss) reflects all changes in the net assets of the Company during the period from transactions and other events and circumstances, except those resulting from stock issuances, stock repurchases and dividends.  The Company’s comprehensive income (loss) includes net income (loss) and other gains and losses.

The Company’s comprehensive income (loss) was as follows (in thousands):

	Third Quarter		First Three Quarters
	2008	2007	2008	2007

Net income (loss)	$(121,576)	$152,765	$(2,832,063)	$165,746
Change in unrecognized benefit plan losses, net of taxes	—	—	(57,109)	—
Adjustment for previously unrecognized benefit plan losses included in net income, net of taxes	5,278	7,072	15,994	21,071
Unrealized loss on marketable securities, net of taxes	(110)	(2,109)	(2,206)	(4,440)
Unrecognized gains (losses) on cash flow hedging instruments:
Gains (losses) on cash flow hedging instruments arising during the period, net of taxes	496	(29,251)	(12,536)	(29,251)
Adjustment for losses on cash flow hedging instruments included in net income, net of taxes	9,259	—	7,642	—
Unrecognized gains (losses) on cash flow
hedging instruments, net of taxes	9,755	(29,251)	(4,894)	(29,251)
Change in foreign currency translation
adjustments, net of taxes	(79)	272	(144)	476
Other comprehensive income (loss)	14,844	(24,016)	(48,359)	(12,144)
Comprehensive income (loss)	$(106,732)	$128,749	$(2,880,422)	$153,602

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

On Nov. 30, 2007, the FCC issued an order (the “Order”) granting applications of the Company to transfer control of the Company from the shareholders to the ESOP.  In the Order, the FCC granted the Company temporary waivers of the newspaper/broadcast cross-ownership rule in Miami, Florida (WSFL-TV and the South Florida Sun-Sentinel); Hartford, Connecticut (WTXX-TV/WTIC-TV and the Hartford Courant); and Los Angeles, California (KTLA-TV and the Los Angeles Times) for a six-month period beginning Jan. 1, 2008.  The waiver also encompassed New York, New York (allowing for the common ownership of WPIX-TV and Newsday); however, following the consummation of the NMG transaction on July 29, 2008 (see Note 2), the Company no longer has an attributable interest in both a television station and a newspaper in that market.  The six-month waiver could be automatically extended under two conditions: (1) if the Company appeals the Order, the waivers are extended for the longer of two years or six months after the conclusion of the litigation over the Order; or (2) if the FCC adopts a revised newspaper-broadcast cross-ownership rule prior to Jan. 1, 2008, the waivers are extended for a two-year period to allow the Company to come into compliance with any revised rule, provided that in the event the revised rule is the subject of a judicial stay, the waiver is extended until six months after the expiration of any such stay.

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

Television and radio broadcasting licenses are subject to renewal by the FCC, at which time they may be subject to petitions to deny the license renewal applications. At Sept. 28, 2008, the Company had FCC authorization to operate 23 television stations and one AM radio station.  In order to expedite the renewal grants, the Company entered into tolling agreements with the FCC for WPIX-TV, New York, WDCW-TV, Washington, D.C., WGNO-TV, New Orleans, WXIN-TV, Indianapolis, WXMI-TV, Grand Rapids, WGN-TV, Chicago, WPHL-TV, Philadelphia, KWGN-TV, Denver, KHCW-TV, Houston, KTLA-TV, Los Angeles, KTXL-TV, Sacramento, KSWB-TV, San Diego, KCPQ-TV, Seattle/Tacoma, WTIC-TV, and WPMT-TV Harrisburg, Pennsylvania.  The tolling agreements would allow the FCC to penalize the Company for rule violations that occurred during the previous license term notwithstanding the grant of renewal applications.

The television industry is in the final stages of the transition to digital television (“DTV”). By law, the transition to DTV is to occur by Feb. 17, 2009. The FCC has issued an order with the final, post-transition DTV channel assignments for every full power television station in the U.S. It also recently completed a proceeding that established the operating rules for DTV stations just before and after the transition in February 2009. Conversion to digital transmission requires all television broadcasters, including those owned by the Company, to invest in digital equipment and facilities. At Sept. 28, 2008, all of the Company’s television stations were operating DTV stations in compliance with the applicable FCC rules or policies.

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

Variable Interest Entities—The Company holds significant variable interests, as defined by FASB Interpretation No. 46R, “Consolidation of Variable Interest Entities,” in Newsday LLC, Classified Ventures, LLC and Topix, LLC, but the Company has determined that it is not the primary beneficiary of these entities.  The Company’s maximum loss exposure related to Classified Ventures, LLC and Topix, LLC is limited to its equity investments in these entities, which were $33 million and $22 million, respectively, at Sept. 28, 2008.  The Company’s equity investment in the parent company of Newsday LLC was $20 million at Sept. 28, 2008.  As discussed in Note 2, the Company agreed to indemnify CSC and NMG Holdings, Inc. with respect to any payments that CSC or NMG Holdings, Inc. makes under their guarantee of the $650 million of borrowings by Newsday LLC and its parent company under the secured credit facility.  In the event the Company is required to perform under this indemnity, the Company will be subrogated to and acquire all rights of CSC and NMG Holdings, Inc. against Newsday LLC and its parent company to the extent of the payments made pursuant to the indemnity.  From the closing date of July 29, 2008 through the third anniversary of the closing date, the maximum amount of potential indemnification payments is $650 million.  After the third year, the Maximum Indemnification Amount is reduced by $120 million, and each year thereafter by $35 million until January 1, 2018, at which point the Maximum Indemnification Amount is reduced to $0.

New Operating Agreements—Effective Oct. 3, 2008, the Company entered into a shared services agreement for its KPLR-TV station in St. Louis, Missouri and a local marketing agreement for its KWGN-TV station in Denver, Colorado, each with subsidiaries of Local TV Holdings, LLC (“Local TV”).  The agreements will allow the Company to combine the operations of these stations with the FOX Network affiliates owned by Local TV in each market, including combining operating facilities, news operations and sharing certain programming.

Acquisition of TMCT Real Properties—On Sept. 22, 2006, the Company amended the terms of its lease agreement with TMCT, LLC, an investment trust in which the Company formerly held an interest following the Company’s acquisition of The Times Mirror Company in 2000 and from which the Company leased eight real properties (see Note 8 to the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007 for further information on the Company’s interest in TMCT, LLC).  Under the terms of the amended lease, the Company was granted an accelerated option to acquire the eight properties during the month of January 2008 for $175 million. The Company exercised this option on Jan. 29, 2008 and the acquisition was completed on April 28, 2008.  In connection with this acquisition, the related property financing obligation of $28 million at April 28, 2008 was extinguished (see Note 10).  No gain or loss was recorded as a result of the acquisition.

New Accounting Standards—In December 2007, the FASB issued FASB Statement No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an Amendment of ARB No. 51” (“FAS No. 160”), which provides accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling ownership interest in a subsidiary should be reported as a separate component of equity in the consolidated financial statements, requires consolidated net income to include the amounts attributable to both the parent and the noncontrolling interest and provides for expanded disclosures in the consolidated financial statements. FAS No. 160 is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008 and interim periods beginning within these fiscal years. The Company is currently evaluating the impact of adopting FAS No. 160 on its consolidated financial statements.

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

In March 2008, the FASB issued FASB Statement No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (“FAS No. 161”), which requires enhanced disclosures for derivative and hedging activities.  FAS No. 161 is effective for financial statements issued for fiscal years beginning after Dec. 15, 2008 and interim periods beginning within these fiscal years. Early adoption is permitted.  The Company is currently evaluating the impact of adopting FAS No. 161 on its consolidated financial statements.

In October 2008, the FASB issued Staff Position No. 157-3, “Determining the Fair Value of a Financial Asset when the Market for that Asset is not Active” (“FSP No. 157-3”), which clarifies the application of FAS No. 157 in a market that is not active and provides an example to illustrate key considerations in determining the fair value of a financial asset when the market for that financial asset is not active.  This pronouncement was effective upon issuance, including prior periods for which financial statements have not been issued.  The adoption of FSP No. 157-3 did not have a material impact on the Company’s consolidated financial statements.

In April 2008, the FASB issued Staff Position No. 142-3, “Determination of the Useful Life of Intangible Assets” (“FSP No. 142-3”), which requires that in developing assumptions about renewal or extension used to determine the useful life of a recognized intangible asset, an entity shall consider its own historical experience in renewing or extending similar arrangements; however, these assumptions should be adjusted for entity-specific factors.  In the absence of that experience, an entity shall consider the assumptions that market participants would use about renewal or extension (consistent with the highest and best use of the asset by market participants), adjusted for the entity-specific factors.  For a recognized intangible asset, an entity shall disclose information that enables users of financial statements to assess the extent to which the expected future cash flows associated with the asset are affected by the entity’s intent and/or ability to renew or extend the arrangement. This guidance is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods beginning within these fiscal years. Early adoption is prohibited. The guidance for determining the useful life of a recognized intangible asset shall be applied prospectively to intangible assets acquired after the effective date. The disclosure requirements shall be applied prospectively to all intangible assets recognized as of, and subsequent to, the effective date.  The Company is currently evaluating the impact of adopting FSP No. 142-3 on its consolidated financial statements.

NOTE 14:  SEGMENT INFORMATION

Financial data for each of the Company’s business segments, from continuing operations, was as follows (in thousands):

	Third Quarter		First Three Quarters
	2008	2007	2008	2007

Operating revenues:
Publishing	$653,590	$752,502	$2,068,242	$2,340,769
Broadcasting and entertainment	383,356	406,051	1,084,292	1,082,018
Total operating revenues	$1,036,946	$1,158,553	$3,152,534	$3,422,787

Operating profit (loss)(1):
Publishing(2)	$(26,218)	$110,372	$(3,755,915)	$317,298
Broadcasting and entertainment	74,289	117,787	312,887	286,903
Corporate expenses	(11,008)	(11,329)	(49,632)	(44,902)
Total operating profit (loss)	$37,063	$216,830	$(3,492,660)	$559,299

	Sept. 28, 2008	Dec. 30, 2007

Assets:
Publishing(3)	$2,821,396	$8,121,133
Broadcasting and entertainment(3)	3,747,588	3,993,933
Corporate	882,829	1,000,873
Assets held for disposition	152,382	33,780
Total assets	$7,604,195	$13,149,719

(1)	Operating profit (loss) for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

(2)
The operating loss for the third quarter of 2008 for the publishing segment included a non-cash pretax charge of $25 million for the write-off of certain capitalized software application costs related to software that the Company no longer intends to utilize (see Note 7).  The first three quarters of 2008 operating loss for the publishing segment included non-cash pretax impairment write-downs of intangible assets totaling $3,843 million recorded in the second quarter of 2008 (see Note 9).

(3)
Publishing and broadcasting and entertainment segment assets include receivables of $267 million and $222 million, respectively, which are pledged as collateral under the Company’s Trade Receivables Securitization Facility (see Note 10).

ITEM 2.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
        RESULTS OF OPERATIONS.

The following discussion compares the results of operations of Tribune Company and its subsidiaries (the “Company”) for the third quarter and first three quarters of 2008 to the third quarter and first three quarters of 2007.  This commentary should be read in conjunction with the Company’s unaudited condensed consolidated financial statements, which are also presented in this Form 10-Q.  Certain prior year amounts have been reclassified to conform with the 2008 presentation.

FORWARD-LOOKING STATEMENTS

The discussion contained in this Item 2 (including, in particular, the discussion under “Liquidity and Capital Resources”), the information contained in the preceding notes to the unaudited condensed consolidated financial statements and the information contained in Part I, Item 3, “Quantitative and Qualitative Disclosures about Market Risk,” contain certain comments and forward-looking statements that are based largely on the Company’s current expectations.  Forward-looking statements are subject to certain risks, trends and uncertainties that could cause actual results and achievements to differ materially from those expressed in the forward-looking statements including, but not limited to, the items discussed in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007 and Part II, Item 1A, “Risk Factors” in this Form 10-Q.  Such risks, trends and uncertainties, which in some instances are beyond the Company’s control, include: our ability to generate sufficient cash to service the significant debt levels and other financial obligations that resulted from the Leveraged ESOP Transactions (as defined below in “Significant Events”); our ability to comply with or obtain modifications or waivers of the financial covenants contained in our senior credit facilities, and the potential impact to our operations and liquidity as a result of the restrictive covenants in such senior credit facilities; continuing instability or disruptions in the credit and financial markets; the impact of continuing adverse economic conditions; our dependency on dividends and distributions from our subsidiaries to make payments on our indebtedness; increased interest rate risk due to our higher level of variable rate indebtedness; the ability to maintain our subchapter S corporation status; changes in advertising demand, circulation levels and audience shares; consumer, advertiser and general market acceptance of various new marketing and product initiatives that the Company has introduced or may pursue in the future and the Company’s ability to implement such initiatives without disruption or other adverse impact on the Company’s business and operations; regulatory and judicial rulings, including changes in tax laws or policies; availability and cost of broadcast rights; competition and other economic conditions; changes in newsprint prices; changes in the Company’s credit ratings and interest rates; changes in the market value of the Company’s pension plan assets; changes in accounting standards; adverse results from litigation, governmental investigations or tax-related proceedings or audits; the effect of labor strikes, lock-outs and negotiations; the effect of acquisitions, joint ventures, investments and divestitures; the effect of derivative transactions; the Company’s reliance on third-party vendors for various services; and other events beyond the Company’s control that may result in unexpected adverse operating results.

The words “believe,” “expect,” “anticipate,” “estimate,” “could,” “should,” “intend,” “continue,” “will,” “plan,” and similar expressions generally identify forward-looking statements.  Readers are cautioned not to place undue reliance on such forward-looking statements, which are being made as of the date of this filing.  The Company undertakes no obligation to update any forward-looking statements, whether as a result of new information, future events or otherwise.

SIGNIFICANT EVENTS

Write-downs of Intangible Assets—As described in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007, the Company reviews goodwill and certain intangible assets no longer being amortized for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with Financial Accounting Standards Board (“FASB”) Statement No. 142, “Goodwill and Other Intangible Assets” (“FAS No. 142”).  During 2008, each of the Company’s major newspapers has experienced significant continuing declines in advertising revenues due to a variety of factors, including weak national and local economic conditions, which has reduced advertising demand, and increased competition, particularly from on-line media.  Due to the decline in actual and projected newspaper advertising revenues, the Company performed an impairment review of goodwill attributable to its newspaper reporting unit and of newspaper masthead intangible assets in the second quarter of 2008.  The review was conducted after $830 million of newspaper reporting unit goodwill and $380 million of newspaper masthead intangible assets were allocated to the Newsday Media Group (“NMG”) transaction (see the discussion under “Discontinued Operations” below).  As a result of the impairment review conducted in the second quarter of 2008, the Company recorded non-cash pretax impairment charges in the second quarter of 2008 totaling $3,843 million ($3,832 million after taxes) to write down its newspaper reporting unit goodwill by $3,007 million ($3,006 million after taxes) and four newspaper mastheads by a total of $836 million ($826 million after taxes).  These non-cash impairment charges are reflected as “Write-downs of intangible assets” in the Company’s unaudited condensed consolidated statements of operations in Part I, Item 1, hereof.  These non-cash impairment charges do not affect the Company’s operating cash flows or its compliance with its financial debt covenants.  See Note 9 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof for a further discussion of the methodology the Company utilized to perform this impairment review.

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

Leveraged ESOP Transactions—On April 1, 2007, the Company’s board of directors (the “Board”), based on the recommendation of a special committee of the Board comprised entirely of independent directors, approved a series of transactions (collectively, the “Leveraged ESOP Transactions”) with a newly formed Tribune Employee Stock Ownership Plan (the “ESOP”), EGI-TRB, L.L.C., a Delaware limited liability company (the “Zell Entity”) majority-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family), and Samuel Zell. On Dec. 20, 2007, the Company completed the Leveraged ESOP Transactions which culminated in the cancellation of all issued and outstanding shares of the Company’s common stock as of that date, other than shares held by the Company or the ESOP, and the Company becoming wholly-owned by the ESOP. The Company has significant continuing public debt and has accounted for these transactions as a leveraged recapitalization and, accordingly, has maintained a historical cost presentation in its consolidated financial statements.

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

●
The Company granted registration rights to Chandler Trust No. 1 and Chandler Trust No. 2 (together, the “Chandler Trusts”), which were significant shareholders of the Company prior to the Company’s entry into the Leveraged ESOP Transactions. On April 25, 2007, the Company filed a shelf registration statement in connection with the registration rights granted to the Chandler Trusts.

●
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

●
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

●
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

●
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

The Revolving Credit Facility includes a letter of credit subfacility in an amount up to $250 million and a swing line facility in an amount up to $100 million.  As of Sept. 28, 2008, the Company had $98 million of letters of credit outstanding. Borrowings under the Revolving Credit Facility may be used for working capital and general corporate purposes.  On Oct. 17, 2008, the Company sent a notice to draw $250 million in principal amount under the Revolving Credit Facility, of which $237 million was funded.  The shortfall of approximately $13 million is a result of the fact that Lehman Brothers Commercial Bank, which provides a commitment in the amount of $40 million under the Company’s $750 million Revolving Credit Facility, declined to participate in the Company’s $250 million funding request.  Lehman Brothers Commercial Bank is an affiliate of Lehman Brothers Holdings Inc., which filed a petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on Sept. 15, 2008.  Although Lehman Brothers Commercial Bank is not a party to that bankruptcy proceeding, it has informed the Company that it does not intend to participate in any funding requests under the Revolving

Credit Facility.  The Company can provide no assurances that it could obtain replacement loan commitments from other banks.  The Company borrowed under the Revolving Credit Facility to increase its cash position to preserve its financial flexibility in light of the current uncertainty in the credit markets.  The remaining undrawn amount available under the Revolving Credit Facility after giving effect to this borrowing and the $98 million of outstanding letters of credit is approximately $415 million, including the $40 million Lehman Brothers Commercial Bank commitment.

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

On June 29, 2007, the Company repaid $100 million of the $1.5 billion of borrowings under the Tranche X Facility.  During the third quarter of 2008, the Company repaid an aggregate of $888 million of the borrowings under the Tranche X Facility, utilizing the net cash proceeds of $218 million from a $300 million trade receivables securitization facility entered into on July 1, 2008 (see discussion below), $589 million of the net cash proceeds from the NMG transaction (see Note 2 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof), and $81 million of the net cash proceeds from the sale of a 10 percent interest in CareerBuilder, LLC to Gannett Co., Inc. (see Note 7 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof).  These prepayments satisfied a required principal repayment of $650 million on the Tranche X Facility that was otherwise due on Dec. 4, 2008.  The remaining principal balance on the Tranche X facility of $512 million must be repaid on June 4, 2009, which amount may be adjusted to reflect additional prepayments or other mandatory prepayments (described below) applied thereto prior to that date.

The Tranche B Facility is a seven-year facility which matures on June 4, 2014 and also amortizes at a rate of 1.0% per annum (payable quarterly). The Revolving Credit Facility is a six-year facility and matures on June 4, 2013.  In February 2008, the Company refinanced $25 million of its medium-term notes with borrowings under the Delayed Draw Facility.  The Delayed Draw Facility automatically becomes part of the Tranche B Facility as amounts are borrowed and amortizes based upon the Tranche B Facility amortization schedule. On Oct. 6, 2008, the Company refinanced $168 million of the remaining medium-term notes with additional borrowings under the Delayed Draw Facility.  The Company intends to use the Delayed Draw Facility to refinance the remaining $70 million of its medium-term notes as they mature during 2008.  Accordingly, the Company has classified its medium-term notes as long-term at Sept. 28, 2008 and Dec. 30, 2007.

Borrowings under the Credit Agreement are prepayable at any time prior to maturity without penalty, and the unutilized portion of the commitments under the Revolving Credit Facility or the Delayed Draw Facility may be reduced at the option of the Company without penalty.

Upon execution of the Interim Credit Agreement, loans under the Bridge Facility bore interest per annum at a variable rate equal to, at the Company’s election, the applicable base rate plus a margin of 350 basis points or LIBOR plus a margin of 450 basis points. Pursuant to the terms of the Interim Credit Agreement, such margins increased by 50 basis points per annum on March 20, 2008, June 20, 2008 and Sept. 20, 2008 and will continue to increase by this amount in each succeeding quarter, subject to specified caps, a portion of which interest may be payable through an interest payable-in-kind feature.  Subject to certain prepayment restrictions contained in the Credit Agreement, the Bridge Facility is prepayable at any time prior to maturity without penalty, including in connection with the issuance of up to $1.6 billion of high-yield notes. Effective Oct. 21, 2008, the Company made an election under its Interim Credit Agreement to convert the variable interest rate applicable to its borrowings under the Bridge Facility from LIBOR plus a margin of 600 basis points to an applicable base rate plus 500 basis points.

If any loans under the Bridge Facility remain outstanding on Dec. 20, 2008, the lenders thereunder will have the option, subject to the terms of the Interim Credit Agreement, at any time and from time to time to exchange such initial loans for senior exchange notes that the Company will issue under a senior indenture, and the maturity date of any initial loans that are not exchanged for senior exchange notes will, unless a bankruptcy event of default has occurred and is continuing on such date, automatically be extended to Dec. 20, 2015 (the “Final Interim Credit Agreement Maturity Date”). Accordingly, the Company has classified the borrowings under the Bridge Facility as long-term at Sept. 28, 2008 and Dec. 30, 2007. The senior exchange notes will also mature on the Final Interim Credit Agreement Maturity Date. Holders of the senior exchange notes will have registration rights.

Loans under the Tranche X Facility, Tranche B Facility and Revolving Credit Facility are required to be repaid with the following proceeds, subject to certain exceptions and exclusions set forth in the Credit Agreement: (a) 100% of the net cash proceeds from the issuance or incurrence of debt for borrowed money by the Company or any subsidiary (other than debt permitted to be incurred under the negative covenants contained in the Credit Agreement (with certain exclusions)), (b) certain specified percentages of excess cash flow proceeds based on a leverage-based grid ranging from 50% to 0% and (c) 100% of the net cash proceeds from all asset sales, certain dispositions, share issuances by the Company’s subsidiaries and casualty events unless, in each case, the Company reinvests the proceeds pursuant to the terms of the Credit Agreement.  As noted above, aggregate repayments of the Tranche X facility of $888 million were made during the third quarter of 2008 pursuant to these provisions.

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

Further, pursuant to the Credit Agreement, the Company is required to comply, on a quarterly basis, with a maximum total guaranteed leverage ratio and a minimum interest coverage ratio.  For each of the four fiscal quarters of the Company’s 2008 fiscal year, the Credit Agreement covenants require a maximum “Total Guaranteed Leverage Ratio” of 9.00 to 1.00 and a minimum “Interest Coverage Ratio” (each as defined in the Credit Agreement) of 1.15 to 1.00.  Both of these financial covenant ratios are measured on a rolling four-quarter basis and become more restrictive on an annual basis.  For each of the four fiscal quarters of the Company’s 2009 fiscal year, the maximum Total Guaranteed Leverage Ratio required by the covenants will be reduced to 8.75 to 1.00 and the minimum Interest Coverage Ratio will be increased to 1.20 to 1.00.  At Sept. 28, 2008, the Company was in compliance with these financial covenants. The Company’s ability to maintain compliance with these financial covenants is dependent, however, on various factors, certain of which are outside of the Company’s control.  Such factors include the Company’s ability to generate sufficient revenues and earnings from operations, the Company’s ability to achieve reductions in its outstanding indebtedness, changes in interest rates, the impact on earnings, cash flow or indebtedness from sale, purchase, joint venture or similar transactions involving the Company’s assets, investments and liabilities and the other risks and uncertainties set forth in Part I, Item 1A, “Risk Factors,” in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007 and in Part II, Item 1A, “Risk Factors” in this Form 10-Q.

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

Under the terms of the Credit Agreement, the Company is required to enter into hedge arrangements to offset a percentage of its interest rate exposure under the Credit Agreement and other debt with respect to borrowed money.  On July 2, 2007, the Company entered into an International Swap and Derivatives Association, Inc. (“ISDA”) Master Agreement, a schedule to the 1992 ISDA Master Agreement and, on July 3, 2007, entered into three interest rate swap confirmations (collectively, the “Swap Documents”) with Barclays Bank, which Swap Documents provide for (i) a two-year hedge with respect to $750 million in notional amount, (ii) a three-year hedge with respect to $1 billion in notional amount and (iii) a five-year hedge with respect to $750 million in notional amount. The Swap Documents effectively converted a portion of the variable rate borrowings under the Tranche B Facility in the Credit Agreement to a weighted average fixed rate of 5.31% plus a margin of 300 basis points. On Aug. 12, 2008, the Company entered into an ISDA Master Agreement and on Aug. 14, 2008, the Company entered into an interest rate cap confirmation with Citibank, N.A.  This transaction effectively caps LIBOR at 4.25% with respect to $2.5 billion in notional amount outstanding under the Tranche B Facility for a three-year period expiring July 21, 2011.  The premium owed under the interest rate cap confirmation is approximately $29 million, which represented the fair value of the interest rate cap at inception. Through Sept. 28, 2008, the Company has accounted for these interest rate swaps and the interest rate cap as cash flow hedges in accordance with FASB Statement No. 133, “Accounting for Derivative Instruments and Hedging Activities” (“FAS No. 133”).  Under FAS No. 133, a cash flow hedge is deemed to be highly effective if it is expected that changes in the cash flows of the hedged item are almost fully offset by changes in the cash flows of the hedging instrument. Effective Oct. 21, 2008, the Company made an election under its Credit Agreement to convert the variable interest rate applicable to its borrowings under the Tranche B Facility from LIBOR plus a margin of 300 basis points to an applicable base rate plus 200 basis points. As a result of this election, the Company will no longer account for these interest rate swaps and the interest rate cap as cash flow hedges in accordance with FAS No. 133 and instead will recognize currently in its statement of operations the changes in fair values of these instruments beginning in the fourth quarter of 2008.  The Company will reclassify the previously unrecognized losses on these instruments included in accumulated other comprehensive income (loss) into interest expense beginning in the fourth quarter of 2008.

As of Sept. 28, 2008, the Company had outstanding borrowings of $7.6 billion under the Tranche B Facility, $512 million under the Tranche X Facility, and $1.6 billion under the Bridge Facility.  As of Sept. 28, 2008, the applicable interest rate was 5.79% on the Tranche B Facility, 5.54% on the Tranche X Facility and 8.79% on the Bridge Facility.

Trade Receivables Securitization Facility—On July 1, 2008, the Company and Tribune Receivables LLC, a wholly-owned subsidiary of the Company (the “Receivables Subsidiary”), entered into a $300 million trade receivables securitization facility with a term of two years.  The Receivables Subsidiary borrowed $225 million under this facility and incurred transaction costs totaling $7 million. The net proceeds of $218 million were utilized to pay down the borrowings under the Tranche X facility.

Pursuant to a receivables purchase agreement, dated as of July 1, 2008, among the Company, the Receivables Subsidiary and certain other subsidiaries of the Company (the “Operating Subsidiaries”), the Operating Subsidiaries sell certain trade receivables and related assets (the “Receivables”) to the Company on a daily basis.  The Company, in turn, sells such Receivables to the Receivables Subsidiary, also on a daily basis.  Receivables transferred to the Receivables Subsidiary are assets of the Receivables Subsidiary and not of the Company or any of the Operating Subsidiaries.

The Receivables Subsidiary has also entered into a receivables loan agreement, dated as of July 1, 2008 (the “Receivables Loan Agreement”), among the Company, as servicer, the Receivables Subsidiary, as borrower, certain entities from time to time parties thereto as conduit lenders and committed lenders (the “Lenders”), certain financial institutions from time to time parties thereto as funding agents, and Barclays Bank PLC, as administrative agent.  Pursuant to the Receivables Loan Agreement, the Lenders, from time to time, make advances to the Receivables Subsidiary.  The advances are secured by, and repaid through collections on, the Receivables owned by the Receivables Subsidiary.  The aggregate outstanding principal amount of the advances may not exceed $300 million.  The Receivables Loan Agreement requires the Company to comply with the financial covenants described in the “Credits Agreements” section contained in this Item II.  The Company (directly and indirectly through the Operating Subsidiaries) services the Receivables, and the Receivables Subsidiary pays a fee to the Company for such services. The Receivables Subsidiary will pay a commitment fee on the undrawn portion of the facility and administrative agent fees.

In accordance with FASB Statement No. 140, “Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities”, the Company accounts for this arrangement as a secured borrowing by the Receivables Subsidiary and includes the pledged assets in accounts receivable and the cash advances as long-term debt in its consolidated balance sheet.  At Sept. 28, 2008, pledged assets included in accounts receivable were $489 million and outstanding advances under this facility were $225 million.  Advances under the Receivables Loan Agreement that are funded through commercial paper issued by the Lenders will accrue interest based on the applicable commercial paper interest rate or discount rate, plus a margin. All other advances will accrue interest at (i) LIBOR, (ii) the prime rate or (iii) the federal funds rate, in each case plus an applicable margin.  As of Sept. 28, 2008, the applicable interest rate for this facility was 4.9%.  The Receivables Loan Agreement includes customary early amortization events and events of default for facilities of this nature.  The Receivables Subsidiary is required to repay the advances in full by no later than July 1, 2010.

Discontinued Operations—On May 11, 2008, the Company entered into an agreement (the “Formation Agreement”) with CSC Holdings, Inc. (“CSC”) and NMG Holdings, Inc., each a wholly-owned subsidiary of

Cablevision Systems Corporation (“Cablevision”), to form a new limited liability company (“Newsday LLC”).  On July 29, 2008, the Company consummated the closing of the transactions contemplated by the Formation Agreement.  Under the terms of the Formation Agreement, the Company, through Newsday, Inc. and other subsidiaries of the Company, contributed certain assets and related liabilities of NMG to Newsday LLC, and CSC contributed $35 million of cash and newly issued senior notes of Cablevision with a fair market value of $650 million to the parent company of Newsday LLC.  Concurrent with the closing of this transaction, Newsday LLC and its parent company borrowed $650 million under a new secured credit facility, and the Company received a special distribution of $612 million from Newsday LLC in cash as well as $18 million in prepaid rent under leases for certain facilities used by NMG and located in Melville, New York with an initial term ending in 2018.  The Company retained ownership of these facilities following the transaction.  Annual lease payments due under the terms of the leases total $1.5 million in each of the first five years of the lease terms and $6 million thereafter.

As a result of these transactions, CSC, through NMG Holdings, Inc., owns approximately 97% and the Company owns approximately 3% of the equity of the parent company of Newsday LLC.  CSC retains operational control over Newsday LLC.  Borrowings by Newsday LLC and its parent company under the secured credit facility are guaranteed by CSC and NMG Holdings, Inc. and secured by a lien on the assets of Newsday LLC and the assets of its parent company, including the senior notes of Cablevision contributed by CSC.  The Company agreed to indemnify CSC and NMG Holdings, Inc. with respect to any payments that CSC or NMG Holdings, Inc. makes under their guarantee of the $650 million of borrowings by Newsday LLC and its parent company under the secured credit facility.  In the event the Company is required to perform under this indemnity, the Company will be subrogated to and acquire all rights of CSC and NMG Holdings, Inc. against Newsday LLC and its parent company to the extent of the payments made pursuant to the indemnity.  From the closing date of July 29, 2008 through the third anniversary of the closing date, the maximum amount of potential indemnification payments (the “Maximum Indemnification Amount”) is $650 million.  After the third year, the Maximum Indemnification Amount is reduced by $120 million, and each year thereafter by $35 million until January 1, 2018, at which point the Maximum Indemnification Amount is reduced to $0.  Following the transaction, the Company used $589 million of the net cash proceeds from the NMG transaction to pay down borrowings under the Company’s Tranche X facility.  The Company accounts for its remaining $20 million equity interest in the parent company of Newsday LLC as a cost method investment.

The fair market value of the contributed NMG net assets exceeded their tax basis due to the Company's low tax basis in the contributed intangible assets.  However, the transaction did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the United States Internal Revenue Code and related regulations.

NMG’s operations consist of Newsday, a daily newspaper circulated primarily in Nassau and Suffolk counties on Long Island, New York, and in the borough of Queens in New York City; four specialty magazines circulated primarily on Long Island; several shopper guides; amNY, a free daily newspaper in New York City; and several websites including newsday.com and amny.com.  During the second quarter of 2008, the Company recorded a pretax loss of $692 million ($693 million after taxes) to write down the net assets of NMG to estimated fair value.  NMG’s net assets included, before the write-down, allocated newspaper reporting unit goodwill and a newspaper masthead intangible asset of $830 million and $380 million, respectively.  In the third quarter of 2008, the Company recorded a favorable $1 million after tax adjustment to the loss on this transaction.

The Company announced an agreement to sell the New York edition of Hoy, the Company’s Spanish-language daily newspaper (“Hoy, New York”) on Feb. 12, 2007 and completed the sale on May 15, 2007.  In March 2007, the Company announced its intentions to sell its Southern Connecticut Newspapers—The Advocate (Stamford) and Greenwich Time (collectively “SCNI”).  The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greenwich, Connecticut, which was sold in a separate transaction that closed on April 22, 2008.  In the first quarter of 2007, the Company recorded a pretax loss of $19 million ($33 million after taxes) to write down the net assets of SCNI to estimated fair value, less costs to sell.  In the third quarter of 2007, the Company recorded a favorable $2.8 million after-tax adjustment to the expected loss on the sale of SCNI.  In the first quarter of 2008, the Company recorded an additional $.5 million of after-tax loss on the sale of SCNI. During the third quarter of 2007, the Company began actively pursuing the sale of the stock of one of its subsidiaries, EZ Buy & EZ Sell Recycler Corporation (“Recycler”).  The sale of Recycler closed on Oct. 17, 2007.  The Company recorded a pretax loss on the sale of Recycler of $1 million in the third quarter of 2007.  Due to the Company’s high tax basis in the Recycler stock, the sale generated a significantly higher capital loss for income tax purposes.  As a result, the Company recorded a $65 million income tax benefit in the third quarter of 2007, resulting in an after-tax gain of $64 million.

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

Critical Accounting Policies—As of Sept. 28, 2008, the Company’s significant accounting policies and estimates, which are detailed in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007, have not changed from Dec. 30, 2007, except for the adoption of FASB Statement No. 157, “Fair Value Measurements” (“FAS No. 157”) and FASB Statement No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“FAS No. 159”), both of which were adopted effective Dec. 31, 2007.  The Company has elected to account for its PHONES debt utilizing the fair value option under FAS No. 159.  The effects of this election were recorded as of Dec. 31, 2007, and included a $177 million decrease in PHONES debt related to Time Warner stock, a $62 million increase in deferred income tax liabilities, an $18 million decrease in other assets, and a $97 million increase in retained earnings.  In accordance with FAS No. 159, the $97 million retained earnings increase was not included in the Company’s unaudited condensed consolidated statement of operations for the first three quarters ended Sept. 28, 2008.  See Note 10 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof for additional information regarding the Company’s adoption of FAS No. 159.  The adoption of FAS No. 157 had no impact on the Company’s consolidated financial statements.  See Note 11 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof for additional disclosures related to the fair value of financial instruments included in the Company’s unaudited condensed consolidated balance sheet at Sept. 28, 2008.

NON-OPERATING ITEMS

The third quarter and first three quarters of 2008 included several non-operating items, summarized as follows:

	Third Quarter 2008		First Three Quarters 2008
(in millions)	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)

Gain (loss) on change in fair values of PHONES and related investment	$(8.4)	$(8.3)	$98.0	$96.8
Gain on sales of investments, net	78.7	54.6	67.4	43.2
Other, net	.4	.4	.5	.5
Income tax adjustment	—	—	—	1,859.4
Total non-operating items	$70.7	$46.7	$165.9	$1,999.9

In the third quarter of 2008, the $8 million non-cash pretax loss on change in fair values of PHONES and related investment resulted primarily from a $4 million increase in the fair value of the Company’s PHONES and a $3 million decrease in the fair value of 16 million shares of Time Warner common stock.  In the first three quarters of 2008, the $98 million non-cash pretax gain on change in fair values of PHONES and related investment resulted primarily from a $140 million decrease in the fair value of the Company’s PHONES, partially offset by a $39 million decrease in the fair value of 16 million shares of Time Warner common stock.  Effective Dec. 31, 2007, the Company has elected to account for its PHONES utilizing the fair value option under FAS No. 159.  As a result of this election, the Company no longer measures just the changes in fair value of the derivative component of the PHONES, but instead measures the changes in fair value of the entire PHONES debt.  See Note 10 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof for further information pertaining to the Company’s adoption of FAS No. 159. On Sept. 2, 2008, the Company sold a 10 percent interest in CareerBuilder, LLC to Gannett Co., Inc. (“Gannett”) for $135 million and recorded a $79 million non-operating pretax gain in the third quarter of 2008.  Following the transaction, the Company used $81 million of the net cash proceeds to pay down borrowings under the Company’s Tranche X facility.  On June 30, 2008, the Company sold its 42.5% investment in ShopLocal, LLC (“ShopLocal”) to Gannett and received net proceeds of $22 million.  The Company recorded a $10 million non-operating pretax loss in the second quarter of 2008 to write down its investment in ShopLocal to the amount of net proceeds received. The favorable income tax adjustment of $1,859 million in the first three quarters of 2008 related to the Company’s election to be treated as a subchapter S corporation, which resulted in the elimination of nearly all of the Company’s net deferred tax liabilities. See Note 3 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof for further information pertaining to the Company’s election to be treated as a subchapter S corporation.

The third quarter and first three quarters of 2007 included several non-operating items, summarized as follows:

	Third Quarter 2007		First Three Quarters 2007
(in millions)	Pretax Gain (Loss)	After-tax Gain (Loss)	Pretax Gain (Loss)	After-tax Gain (Loss)

Loss on change in fair values of PHONES and related investment	$(85.0)	$(51.8)	$(182.1)	$(111.1)
Strategic transaction expenses	(3.2)	(3.2)	(38.6)	(32.6)
Gain on TMCT transactions	8.3	5.1	8.3	5.1
Other, net	1.9	1.2	23.5	14.3
Income tax adjustment	—	90.7	—	90.7
Total non-operating items	$(77.9)	$42.0	$(188.9)	$(33.6)

In the third quarter of 2007, the $85 million non-cash pretax loss on change in fair values of PHONES and related investment resulted primarily from a $41 million increase in the fair value of the derivative component of the Company’s PHONES and a $43 million decrease in the fair value of 16 million shares of Time Warner common stock.  In the first three quarters of 2007, the $182 million non-cash pretax loss on change in fair values of PHONES and related investment resulted primarily from a $125 million increase in the fair value of the derivative component of the Company’s PHONES and a $55 million decrease in the fair value of 16 million shares of Time Warner common stock.  Strategic transaction expenses in the third quarter and first three quarters of 2007 related to the Company’s strategic review and the Leveraged ESOP Transactions.  These expenses for the first three quarters of 2007 included a $13.5 million pretax loss from refinancing certain credit agreements.  The gain on TMCT transactions in the third quarter of 2007 included an $8 million gain related to the redemption of the Company’s remaining interests in TMCT, LLC and TMCT II, LLC.  Other, net in the first three quarters of 2007 included an $18 million pretax gain from the settlement of the Company’s Hurricane Katrina insurance claim.  The third quarter of 2007 included a favorable $91 million income tax expense adjustment as a result of the settlement of the Company’s appeal of the United States Tax Court decision that disallowed the tax-free reorganizations of Matthew Bender and Mosby, former subsidiaries of The Times Mirror Company (see Note 3 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1).

RESULTS OF OPERATIONS

The Company’s results of operations, when examined on a quarterly basis, reflect the seasonality of the Company’s revenues.  Second and fourth quarter advertising revenues are typically higher than first and third quarter revenues.  Results for the second quarter reflect spring advertising, while the fourth quarter includes advertising related to the holiday season.  Results for the 2008 and 2007 third quarters reflect these seasonal patterns.  The Company’s first three quarters of 2008 operating results included non-cash pretax impairment charges totaling $3,843 million recorded in the second quarter of 2008 to write down the Company’s newspaper reporting unit goodwill by $3,007 million and four newspaper masthead intangible assets by $836 million. Unless otherwise stated, the Company’s discussion of its results of operations relates to continuing operations, and therefore excludes NMG, Hoy, New York, SCNI and Recycler.  See the discussion below in the “Discontinued Operations” section of this Item 2 for further information on the results from discontinued operations.

CONSOLIDATED

The Company’s consolidated operating results for the third quarters and first three quarters of 2008 and 2007 are shown in the table below:

	Third Quarter				First Three Quarters
(in millions)	2008	2007	Change		2008	2007	Change

Operating revenues	$1,037	$1,159	-	10%	$3,153	$3,423	-	8%

Operating profit (loss)(1):
Before write-downs of intangible assets	$37	$217	-	83%	$350	$559	-	37%
Write-downs of intangible assets(2)	—	—		—	(3,843)	—		*
After write-downs of intangible assets	$37	$217	-	83%	$(3,493)	$559		*

Net income (loss):
Income (loss) from continuing operations(3)	$(124)	$84		*	$(2,117)	$124		*
Income (loss) from discontinued operations,
net of tax	3	69	-	96%	(715)	41		*
Net income (loss)	$(122)	$153		*	$(2,832)	$166		*

(1)	Operating profit (loss) excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

(2)
Write-downs of intangible assets included a $3,007 million non-cash write-down of the Company’s newspaper reporting unit goodwill and an $836 million non-cash write-down of newspaper masthead intangible assets recorded in the second quarter of 2008.

(3)
Due to the Company’s election to be treated as a subchapter S corporation beginning in 2008, nearly all of its net deferred tax liabilities have been eliminated as of Dec. 31, 2007.  This resulted in a $1,859 million reduction in income tax expense in the first quarter of 2008.

* Not meaningful

Operating Revenues and Profit (Loss)—Consolidated operating revenues and operating profit (loss) by business segment for the third quarters and first three quarters of 2008 and 2007 were as follows:

	Third Quarter				First Three Quarters
(in millions)	2008	2007	Change		2008	2007	Change

Operating revenues
Publishing	$654	$753	-	13%	$2,068	$2,341	-	12%
Broadcasting and entertainment	383	406	-	6%	1,084	1,082		—
Total operating revenues	$1,037	$1,159	-	10%	$3,153	$3,423	-	8%

Operating profit (loss)(1)
Publishing:
Before write-downs of intangible assets	$(26)	$110		*	$87	$317	-	73%
Write-downs of intangible assets(2)	—	—		—	(3,843)	—		*
After write-downs of intangible assets	(26)	110		*	(3,756)	317		*
Broadcasting and entertainment	74	118	-	37%	313	287	+	9%
Corporate expenses	(11)	(11)	+	3%	(50)	(45)	-	11%
Total operating profit (loss)	$37	$217	-	83%	$(3,493)	$559		*

(1)	Operating profit (loss) for each segment excludes interest and dividend income, interest expense, equity income and losses, non-operating items and income taxes.

(2)
Write-downs of intangible assets included a $3,007 million non-cash write-down of the Company’s newspaper reporting unit goodwill and an $836 million non-cash write-down of newspaper masthead intangible assets recorded in the second quarter of 2008.

* Not meaningful

Consolidated operating revenues for the 2008 third quarter fell 10% to $1.04 billion from $1.16 billion in 2007, and for the first three quarters of 2008 decreased 8% to $3.15 billion from $3.42 billion.  These declines were due to decreases in publishing and broadcasting and entertainment revenues in the third quarter of 2008 and a decline in publishing revenues for the first three quarters of 2008.  Broadcasting and entertainment revenues in the third quarter of 2007 included an additional $18 million of cable copyright royalties.

Consolidated operating profit decreased 83%, or $180 million, in the 2008 third quarter and consolidated operating profit before write-downs of intangible assets decreased 37%, or $209 million, in the first three quarters of 2008.  Publishing incurred an operating loss of $26 million in the third quarter of 2008 compared to operating profit of $110 million in the third quarter of 2007.  The Publishing operating loss in the third quarter of 2008 reflected severance and related charges of $13 million, special termination benefits of $28 million, a charge of $25 million for the write-off of certain capitalized software application costs, and stock-based compensation of $1 million related to the Company’s new management equity incentive plan.  In the first three quarters of 2008, Publishing operating profit before write-downs of intangible assets decreased 73%, or $230 million, and included severance and related charges of $34 million, special termination benefits of $52 million, the $25 million capitalized software application costs write-off, and stock-based compensation of $8 million related to the Company’s new management equity incentive plan, which were offset in part by a $23 million gain on the sale of the SCNI real estate in Stamford and Greenwich, Connecticut.  Publishing operating profit in the third quarter of 2007 included severance and related charges of $4 million and stock-based compensation of $4 million.  Publishing operating profit in the first three quarters of 2007 included severance and related charges of $29 million, a charge of $24 million for the write-off of Los Angeles Times plant equipment related to the previously closed San Fernando Valley facility and stock-based compensation of $16 million.  Broadcasting and entertainment operating profit was down 37%, or $43 million, in the 2008 third quarter and included severance and related charges of $4 million and stock-based compensation related to the Company’s new management equity incentive plan of $1 million.  In the first three quarters of 2008, Broadcasting and entertainment operating profit increased 9%, or $26 million, and included a gain of $82 million from the sale of the Company’s studio production lot located in Hollywood, California, partially offset by severance and related charges of $13 million.  Broadcasting and entertainment operating profit in the 2007 third quarter and in the first three quarters of 2007 included stock-based compensation of $2 million and $6 million, respectively.

Operating Expenses—Consolidated operating expenses for the third quarters and first three quarters of 2008 and 2007 were as follows:

	Third Quarter				First Three Quarters
(in millions)	2008	2007	Change		2008	2007	Change

Cost of sales (exclusive of items shown below)	$594	$593		—	$1,743	$1,745		—
Selling, general and administrative	353	298	+	19%	903	964	-	6%
Depreciation and amortization	53	51	+	3%	157	154	+	2%
Total operating expenses before write-downs of intangible assets	1,000	942	+	6%	2,802	2,863	-	2%
Write-downs of intangible assets(1)	—	—		—	3,843	—		*
Total operating expenses	$1,000	$942	+	6%	$6,645	$2,863		*

(1)
Write-downs of intangible assets included a $3,007 million non-cash write-down of the Company’s newspaper reporting unit goodwill and an $836 million non-cash write-down of newspaper masthead intangible assets recorded in the second quarter of 2008.

* Not meaningful

Cost of sales was flat in both the third quarter and first three quarters of 2008.  Compensation expense was flat in both the third quarter and first three quarters of 2008 as the decrease in compensation expense at publishing for these periods due to lower staffing levels was offset by increased compensation at broadcasting and entertainment, principally at the Chicago Cubs.  Newsprint and ink expense was flat in the 2008 third quarter as a result of an 18% drop in consumption, offset by a 25% increase in average newsprint costs.  Newsprint and ink expense decreased 8%, or $22 million, in the first three quarters of 2008 as a result of a 15% drop in consumption, offset by an 11% increase in average newsprint costs.  Circulation distribution expense increased 2%, or $2 million, in the third quarter of 2008 and 3%, or $11 million, in the first three quarters of 2008 due to the delivery of additional third-party publications including certain Sun-Times Media Group publications in the Chicago metropolitan area.

Selling, general and administrative (“SG&A”) expenses increased 19%, or $55 million, in the 2008 third quarter and decreased 6%, or $62 million, in the first three quarters of 2008.  SG&A expenses in the third quarter and first three quarters of 2008 included severance and related charges of $16 million and $63 million, respectively, special termination benefits of $28 million and $52 million, respectively, and stock-based compensation of $3 million and $15 million, respectively.  These expenses were partially offset in both the third quarter and first three quarters of 2008 by lower compensation expense due to staff reductions and the Company’s efforts to reduce costs in 2008.  The special termination benefits will be provided through enhanced pension benefits payable by the Company’s pension plan.  The severance and related charges included approximately $11 million and $51 million of costs related to the Company’s transitional compensation plan in the 2008 third quarter and first three quarters of 2008, respectively. SG&A expenses in the 2008 third quarter and first three quarters of 2008 included a charge of $25 million for the write-off of certain capitalized software application costs.   SG&A expenses in the first three quarters of 2008 included a $23 million gain on the sale of the SCNI real estate in Stamford and Greenwich, Connecticut and a net gain of $82 million on the sale of the studio production lot.  SG&A expenses in the third quarter and first three quarters of 2007 included severance and related charges of $4 million and $32 million, respectively, and stock-based compensation of $7 million and $32 million, respectively.  The first three quarters of 2007 included a charge of $24 million for the write-off of Los Angeles Times plant equipment related to the previously closed San Fernando Valley facility.

PUBLISHING

Operating Revenues and Profit (Loss)—The following table presents publishing operating revenues, operating expenses and operating profit (loss) for the third quarters and first three quarters of 2008 and 2007.  References in this discussion to individual daily newspapers include their related businesses.

	Third Quarter				First Three Quarters
(in millions)	2008	2007	Change		2008	2007	Change

Operating revenues	$654	$753	-	13%	$2,068	$2,341	-	12%

Operating expenses:
Before write-downs of intangible assets	$680	$642	+	6%	$1,981	$2,023	-	2%
Write-downs of intangible assets(1)	—	—		-	3,843	—		*
After write-downs of intangible assets	$680	$642	+	6%	$5,824	$2,023		*

Operating profit (loss):
Before write-downs of intangible assets	$(26)	$110		*	$87	$317	-	73%
Write-downs of intangible assets(1)	—	—		-	(3,843)	—		*
After write-downs of intangible assets	$(26)	$110		*	$(3,756)	$317		*

(1)
Write-downs of intangible assets included a $3,007 million non-cash write-down of the Company’s newspaper reporting unit goodwill and an $836 million non-cash write-down of newspaper mastheads recorded in the second quarter of 2008.

* Not meaningful

Publishing operating revenues decreased 13%, or $99 million, in the 2008 third quarter and 12%, or $273 million, in the first three quarters of 2008 primarily due to lower advertising revenue at each of the Company’s daily newspapers.  The largest declines in advertising revenue were at Los Angeles, Chicago and South Florida.

Operating profit for the 2008 third quarter decreased $137 million primarily due to the decline in revenues and an increase in operating expenses.  Operating profit before write-downs of intangible assets decreased 73%, or $230 million, in the first three quarters of 2008 primarily due to the decline in revenues, partially offset by lower operating expenses before write-downs of intangible assets.

Publishing operating revenues, by classification, for the third quarters and first three quarters of 2008 and 2007 were as follows:

	Third Quarter				First Three Quarters
(in millions)	2008	2007	Change		2008	2007	Change

Advertising
Retail	$220	$243	-	10%	$692	$758	-	9%
National	112	142	-	21%	375	435	-	14%
Classified	135	193	-	30%	443	618	-	28%
Total advertising	467	578	-	19%	1,511	1,811	-	17%
Circulation	107	110	-	2%	328	337	-	3%
Other	79	65	+	22%	229	193	+	19%
Total revenues	$654	$753	-	13%	$2,068	$2,341	-	12%

Total advertising revenue decreased 19%, or $111 million, in the 2008 third quarter and 17%, or $300 million, in the first three quarters of 2008.  Retail advertising revenues were down 10%, or $24 million, in the 2008 third quarter and 9%, or $66 million, in the first three quarters of 2008 primarily due to declines in the furniture/home furnishings, hardware/home improvement stores, department stores, specialty merchandise, personal services, and other retail categories.  Preprint revenues, which are primarily included in retail advertising, decreased 15%, or $20 million, in the 2008 third quarter and 11%, or $46 million, in the first three quarters of 2008 primarily due to decreases at Los Angeles, Chicago, South Florida, Baltimore and Hartford.  National advertising revenues decreased 21%, or $30 million, in the 2008 third quarter primarily due to decreases in the movies, telecom/wireless, auto, media and transportation categories.  National advertising revenues declined 14%, or $60 million, in the first three quarters of 2008 primarily due to decreases in the telecom/wireless, movies, auto, transportation, and resorts categories, partially offset by an increase in the healthcare category.  Classified advertising revenues decreased 30%, or $58 million, in the 2008 third quarter and 28%, or $174 million, in the first three quarters of 2008.  The decline in the 2008 third quarter was primarily due to a 44% decrease in real estate, a 37% drop in help wanted, and an 11% reduction in auto advertising.  The decline in the first three quarters of 2008 was primarily due to a 42% decrease in real estate, a 35% drop in help wanted, and a 10% reduction in auto advertising.  Interactive revenues, which are included in the above advertising categories, decreased 7%, or $4 million, in the 2008 third quarter and 4%, or $7 million, in the first three quarters of 2008 due to a decline in classified advertising, partially offset by increases in retail and national advertising.

Publishing advertising volume for the third quarters and first three quarters of 2008 and 2007 were as follows:

	Third Quarter				First Three Quarters
Inches (in thousands)	2008	2007	Change		2008	2007	Change

Full run
Retail	1,086	1,112	-	2%	3,374	3,433	-	2%
National	579	623	-	7%	1,841	1,875	-	2%
Classified	1,390	1,814	-	23%	4,605	5,570	-	17%
Total full run	3,055	3,549	-	14%	9,820	10,878	-	10%
Part run	3,188	4,121	-	23%	10,187	12,817	-	21%
Total inches	6,243	7,670	-	19%	20,007	23,695	-	16%

Preprint pieces (in millions)	2,495	2,895	-	14%	7,855	8,955	-	12%

Full run advertising inches decreased 14% in the 2008 third quarter and 10% in the first three quarters of 2008.  Full run retail advertising inches decreased 2% in the 2008 third quarter due to declines at Los Angeles, Newport News, and Orlando, partially offset by increases at Allentown and Chicago.  Full run retail advertising inches decreased 2% in the first three quarters of 2008 as declines at Los Angeles, Chicago, Baltimore, and Orlando were partially offset by an increase at South Florida.  Full run national advertising inches were down 7% in the 2008 third quarter due to declines at Chicago, South Florida, and Orlando, partially offset by increases at Newport News and Allentown. Full run national advertising inches were down 2% in the first three quarters of 2008, as decreases at Chicago, South Florida, Hartford, and Baltimore were partially offset by increases at Newport News and Allentown.  Full run classified advertising inches were down 23% in the 2008 third quarter and 17% in the first three quarters of 2008, due to decreases at all daily newspapers.  Part run advertising inches decreased 23% in the 2008 third quarter and 21% in the first three quarters of 2008 due to declines at all daily newspapers except Newport News.  Preprint advertising pieces decreased 14% in the 2008 third quarter and 12% in the first three quarters of 2008 primarily due to declines across all daily newspapers.

Circulation revenues were down 2%, or $2 million, in the 2008 third quarter, and 3%, or $8 million, in the first three quarters of 2008 primarily due to a decline in total net paid circulation copies for both daily (Mon-Fri) and Sunday, partially offset by selective price increases.  The largest revenue declines in the third quarter and first three quarters of 2008 were at Chicago, Los Angeles and Hartford.  Circulation revenues increased at South Florida and Orlando in both periods.  Total daily net paid circulation for the third quarter and first three quarters of 2008 averaged 2.2 million and 2.3 million copies, respectively, down 7% and 6%, respectively, from the comparable prior year periods.  Total Sunday net paid circulation for the third quarter and first three quarters of 2008 averaged 3.3 million and 3.4 million copies, respectively, representing a decline of 5% from the comparable prior year periods.  Individually paid circulation (home delivery plus single copy) in the third quarter and first three quarters of 2008 was down 7% and 6%, respectively, for daily and down 6% in both periods for Sunday.

Other revenues are derived from advertising placement services; the syndication of columns, features, information and comics to newspapers; commercial printing operations; delivery of additional third-party publications; direct mail operations; cable television news programming; distribution of entertainment listings; and other publishing-related activities. Other revenues increased 22%, or $14 million, in the third quarter and 19%, or $36 million, in the first three quarters of 2008 primarily due to higher delivery revenue for third-party publications including certain Sun-Times Media Group publications in the Chicago metropolitan area.

Operating Expenses—Publishing operating expenses for the third quarters and first three quarters of 2008 and 2007 were as follows:

	Third Quarter				First Three Quarters
(in millions)	2008	2007	Change		2008	2007	Change

Compensation	$281	$259	+	8%	$841	$825	+	2%
Newsprint and ink	83	83		-	252	274	-	8%
Circulation distribution	103	101	+	2%	318	308	+	3%
Outside services	57	63	-	9%	178	190	-	6%
Promotion	17	26	-	33%	54	68	-	21%
Depreciation and amortization	39	38	+	4%	118	115	+	2%
Other	99	72	+	39%	220	244	-	10%
Total operating expenses before write-downs of intangible assets	680	642	+	6%	1,981	2,023	-	2%
Write-downs of intangible assets(1)	—	—		—	3,843	—		*
Total operating expenses	$680	$642	+	6%	$5,824	$2,023		*

(1)
Write-downs of intangible assets included a $3,007 million non-cash write-down of the Company’s newspaper reporting unit goodwill and an $836 million non-cash write-down of newspaper masthead intangible assets recorded in the second quarter of 2008.

* Not meaningful

Operating expenses increased 6%, or $38 million, in the 2008 third quarter.  Operating expenses before write-downs of intangible assets decreased 2%, or $42 million, in the first three quarters of 2008.  Compensation expense increased 8%, or $21 million, in the 2008 third quarter primarily due to an increase of $9 million in severance and related charges and $28 million in special termination benefits, partially offset by the impact of a 10% (1,300 full-time equivalent positions) reduction in staffing and a decrease of $3 million in stock-based compensation.  Compensation expense increased 2%, or $15 million, in the first three quarters of 2008 primarily due to an increase of $4 million in severance and related charges and $52 million of special termination benefits, offset by the impact of a 7% (1,000 full-time equivalent positions) reduction in staffing and a decrease of $8 million in stock-based compensation.  Newsprint and ink expense was flat in the 2008 third quarter as a result of an 18% drop in consumption, offset by a 25% increase in average newsprint costs.  Newsprint and ink expense decreased 8%, or $22 million, in the first three quarters of 2008 as a result of a 15% drop in consumption, offset by an 11% increase in average newsprint costs.  Circulation distribution expense increased 2%, or $2 million, in the 2008 third quarter and 3%, or $11 million, in the first three quarters of 2008 due to the delivery of additional third-party publications including certain Sun-Times Media Group publications in the Chicago metropolitan area.  Outside services expense was down 9%, or $6 million, in the 2008 third quarter and 6%, or $12 million, in the first three quarters of 2008 largely due to a decrease in outside printing.  Promotion expense decreased 33%, or $9 million, in the 2008 third quarter and 21%, or $14 million, in the first three quarters of 2008 due to the Company’s efforts to reduce costs in 2008.  Other expenses in the third quarter and first three quarters of 2008 included a charge of $25 million for the write-off of certain capitalized software application costs.  Other expenses also included for the first three quarters of 2008 a $23 million gain on the sale of the SCNI real estate in Stamford and Greenwich, Connecticut and for the first three quarters of 2007 a charge of $24 million for the write-off of Los Angeles Times plant equipment related to the previously closed San Fernando Valley facility.

BROADCASTING AND ENTERTAINMENT

Operating Revenues and Profit—The following table presents broadcasting and entertainment operating revenues, operating expenses and operating profit for the third quarters and first three quarters of 2008 and 2007.  Entertainment includes Tribune Entertainment and the Chicago Cubs.

	Third Quarter				First Three Quarters
(in millions)	2008	2007	Change		2008	2007	Change

Operating revenues
Television	$264	$288	-	8%	$834	$840	-	1%
Radio/entertainment	119	118	+	1%	250	242	+	3%
Total operating revenues	$383	$406	-	6%	$1,084	$1,082		—

Operating expenses
Television	$211	$201	+	5%	$638	$597	+	7%
Radio/entertainment(1)	98	87	+	12%	134	199	-	33%
Total operating expenses	$309	$288	+	7%	$771	$795	-	3%

Operating profit
Television	$53	$87	-	39%	$197	$243	-	19%
Radio/entertainment(1)	21	31	-	31%	116	44		*
Total operating profit	$74	$118	-	37%	$313	$287		9%

(1)	Radio/entertainment operating expenses and operating profit for the first three quarters of 2008 included the gain of $82 million on the sale of the studio production lot.

* Not meaningful

Broadcasting and entertainment operating revenues decreased 6%, or $23 million, in the 2008 third quarter and were essentially flat in the first three quarters of 2008.  Television revenues were down 8%, or $24 million, in the 2008 third quarter, primarily due to lower cable copyright royalties and soft advertising demand, partially offset by station revenue share gains in most markets.  The third quarter of 2007 included an additional $18 million of cable copyright royalties at Chicago and WGN Cable.  The additional cable copyright royalties related to WGN-TV Chicago copyrighted programming aired in prior years on WGN America (formerly SuperStation WGN) and distributed on national cable and satellite systems.  Television revenues were down 1%, or $5 million, in the first three quarters of 2008 due to the lower cable copyright royalties, partially offset by higher advertising revenues.  Radio/entertainment revenues were up 1%, or $1 million, in the 2008 third quarter and 3%, or $8 million, in the first three quarters of 2008 as higher revenues for the Chicago Cubs and WGN Radio were partially offset by lower revenues at Tribune Entertainment.

Operating profit for broadcasting and entertainment decreased 37%, or $43 million, in the 2008 third quarter and increased 9%, or $26 million, in the first three quarters of 2008.  Television operating profit decreased 39%, or $34 million, and 19%, or $46 million, in the 2008 third quarter and the first three quarters of 2008, respectively, primarily due to the decrease in revenues and higher operating expenses.  Television operating expenses reflected increased severance and related charges of $4 million and $13 million in the third quarter and first three quarters of 2008, respectively. Radio/entertainment operating profit decreased 31%, or $9 million, in the 2008 third quarter due to higher player compensation at the Chicago Cubs and two fewer home games in 2008, partially offset by lower operating expenses at Tribune Entertainment. Radio/entertainment operating profit increased $72 million in the first three quarters of 2008 due to a gain of $82 million related to the sale of the Company’s Hollywood studio production lot in the first quarter of 2008, partially offset by lower revenues at Tribune Entertainment.

Operating Expenses—Broadcasting and entertainment operating expenses for the third quarters and first three quarters of 2008 and 2007 were as follows:

	Third Quarter				First Three Quarters
(in millions)	2008	2007	Change		2008	2007	Change

Compensation	$159	$135	+	18%	$393	$346	+	13%
Programming	82	83	-	1%	254	247	+	3%
Depreciation and amortization	13	13		—	38	38		—
Other	55	57	-	5%	169	164	+	3%
Gain on sale of studio production lot assets	—	—		—	(82)	—		*
Total operating expenses	$309	$288	+	7%	$771	$795	-	3%

* Not meaningful

Broadcasting and entertainment operating expenses increased 7%, or $21 million, in the 2008 third quarter and decreased 3%, or $24 million, in the first three quarters of 2008.  Compensation expense increased 18%, or $24 million, in the 2008 third quarter and 13%, or $46 million, in the first three quarters of 2008 primarily due to higher player compensation at the Chicago Cubs, the expansion of news programming at television, and higher severance charges of $4 million and $13 million, respectively.  Programming expense decreased 1%, or $1 million, in the 2008 third quarter.   Programming expense increased 3%, or $7 million, in the first three quarters of 2008 due to higher broadcast rights amortization.  Other cash expenses were down 5%, or $3 million, in the 2008 third quarter primarily due to a decrease in promotion expense, partially offset by an increase in outside services.  Other cash expenses increased 3%, or $5 million, in the first three quarters of 2008 primarily due to news expansions, partially offset by a decrease in promotion expense.

CORPORATE EXPENSES

Corporate expenses were down 3% in the 2008 third quarter.  Corporate expenses were up 11%, or $5 million, in the first three quarters of 2008 due to a $14 million increase in severance and related charges, offset by a decrease of $7 million in stock-based compensation expense and the impact of staff reductions and other cost savings.

EQUITY RESULTS

Net income on equity investments decreased $3 million to $23 million in the 2008 third quarter, and declined $10 million to $58 million in the first three quarters of 2008.  The decrease in the 2008 third quarter was primarily due to an additional $4 million write-down at one of the Company’s interactive investments.  The decrease in the first three quarters of 2008 was primarily due to a $16 million write-down at one of the Company’s interactive investments, partially offset by an improvement at TV Food Network.

INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE, AND INCOME TAXES

Interest and dividend income for the 2008 third quarter decreased $2 million to $3 million in the third quarter of 2008 and declined $2 million to $10 million for the first three quarters of 2008 primarily due to lower interest rates and lower average cash balances, partially offset by an increase in Time Warner dividend income.  Interest expense applicable to continuing operations for the 2008 third quarter increased to $232 million from $175 million and for the first three quarters of 2008 increased to $695 million from $371 million primarily due to higher debt levels, partially offset by lower interest rates.  Debt was $11.8 billion at the end of the 2008 third quarter, compared with $9.4 billion at the end of the third quarter of 2007.  The increase in debt was primarily due to the consummation of the Leveraged ESOP Transactions.

As discussed further in the “Discontinued Operations” section below, the Company allocated to discontinued operations corporate interest expense of $2.5 million and $11.8 million in the third quarters of 2008 and 2007, respectively, and $22.2 million and $15.3 million in the first three quarters of 2008 and 2007, respectively.

In the third quarter and first three quarters of 2008, income taxes applicable to continuing operations amounted to a net expense of $26 million and a net benefit of $1,837 million, respectively.  The net expense in the third quarter of 2008 included a provision of $27 million related to the Company’s gain on the sale of a 10 percent interest in CareerBuilder, LLC (see Note 7 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof).  The net benefit in the first three quarters included the favorable $1,859 million deferred income tax adjustment discussed in the “Significant Events – S Corporation Election” section of this Item 2.  The $3,007 million write-down of the Company’s publishing goodwill in the second quarter of 2008 resulted in an income tax benefit of only $1 million for financial reporting purposes because almost all of the goodwill is not deductible for income tax purposes (see Note 9 to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1, hereof).  The effective tax rate on income from continuing operations in the 2007 third quarter and first three quarters of 2007 were affected by certain non-operating items that were not deductible for tax purposes and the Matthew Bender/Mosby income tax adjustment (see Note 7 to the Company’s unaudited condensed consolidated financial statements included in Part I, Item 1, hereof for a summary of non-operating items).  Excluding all non-operating items, the effective tax rate on income from continuing operations in the third quarter and the first three quarters of 2007 was 43.3% and 41.1%, respectively.

DISCONTINUED OPERATIONS

As discussed in the “Significant Events – Discontinued Operations” section of this Item 2, on May 11, 2008, the Company entered into the Formation Agreement with CSC and NMG Holdings, Inc. to form Newsday LLC.  On July 29, 2008, the Company consummated the closing of the transactions contemplated by the Formation Agreement.  Under the terms of the Formation Agreement, the Company, through Newsday, Inc. and other subsidiaries of the Company, contributed certain assets and related liabilities of NMG to Newsday LLC, and CSC contributed $35 million of cash and newly issued senior notes of Cablevision with a fair market value of $650 million to the parent company of Newsday LLC.  Concurrent with the closing of this transaction, Newsday LLC and its parent company borrowed $650 million under a new secured credit facility, and the Company received a special distribution of $612 million from Newsday LLC in cash as well as $18 million in prepaid rent under leases for certain facilities used by NMG and located in Melville, New York with an initial term ending in 2018.  The Company retained ownership of these facilities following the transaction.  Annual lease payments due under the terms of the leases total $1.5 million in each of the first five years of the lease terms and $6 million thereafter.

As a result of these transactions, CSC, through NMG Holdings, Inc., owns approximately 97% and the Company owns approximately 3% of the equity of the parent company of Newsday LLC.  CSC retains operational control over Newsday LLC.  Borrowings by Newsday LLC and its parent company under the secured credit facility are guaranteed by CSC and NMG Holdings, Inc. and secured by a lien on the assets of Newsday LLC and the assets of its parent company, including the senior notes of Cablevision contributed by CSC.  The Company agreed to indemnify CSC and NMG Holdings, Inc. with respect to any payments that CSC or NMG Holdings, Inc. makes under their guarantee of the $650 million of borrowings by Newsday LLC and its parent company under the secured credit facility.  In the event the Company is required to perform under this indemnity, the Company will be subrogated to and acquire all rights of CSC and NMG Holdings, Inc. against Newsday LLC and its parent company to the extent of the payments made pursuant to the indemnity.  From the closing date of July 29, 2008 through the third anniversary of the closing date, the maximum amount of potential indemnification payments is $650 million.  After the third year, the Maximum Indemnification Amount is reduced by $120 million, and each year thereafter by $35 million until January 1, 2018, at which point the Maximum Indemnification Amount is reduced to $0.  Following the transaction, the

Company used $589 million of the net cash proceeds to pay down borrowings under the Company’s Tranche X facility.  The Company accounts for its remaining $20 million equity interest in the parent company of Newsday LLC as a cost method investment.

The fair market value of the contributed NMG net assets exceeded their tax basis due to the Company's low tax basis in the contributed intangible assets.  However, the transaction did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the United States Internal Revenue Code and related regulations.

During the second quarter of 2008, the Company recorded a pretax loss of $692 million ($693 million after taxes) to write down the net assets of NMG to estimated fair value.  NMG’s net assets included, before the write-down, allocated newspaper reporting unit goodwill and a newspaper masthead intangible asset of $830 million and $380 million, respectively.  In the third quarter of 2008, the Company recorded a favorable $1 million after tax adjustment to the loss on this transaction.

The Company announced an agreement to sell Hoy, New York on Feb. 12, 2007.  The Company completed the sale of Hoy, New York on May 15, 2007 and recorded a pretax gain on the sale of $2.5 million ($.1 million after taxes) in the second quarter of 2007.  In March 2007, the Company announced its intentions to sell SCNI.  The sale of SCNI closed on Nov. 1, 2007, and excluded the SCNI real estate in Stamford and Greenwich, Connecticut, which was sold in a separate transaction that closed on April 22, 2008. In the first quarter of 2007, the Company recorded a pretax loss of $19 million ($33 million after taxes) to write down the net assets of SCNI to estimated fair value, less costs to sell.  In the third quarter of 2007, the Company recorded a favorable $2.8 million after tax adjustment to the expected loss on sale of SCNI.  In the first quarter of 2008, the Company recorded an additional $.5 million after-tax loss on the sale of SCNI. During the third quarter of 2007, the Company began actively pursuing the sale of the stock of Recycler.  The sale of Recycler closed on Oct. 17, 2007.  The Company recorded a pretax loss on the sale of Recycler of $1 million in the third quarter of 2007.  Due to the Company’s high tax basis in the Recycler stock, the sale generated a significantly higher capital loss for income tax purposes.  As a result, the Company recorded a $65 million income tax benefit in the third quarter of 2007, resulting in an after-tax gain of $64 million.

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

Selected financial information related to discontinued operations is summarized as follows:

	Third Quarter		First Three Quarters
(in thousands)	2008	2007	2008	2007

Operating revenues	$32,260	$132,187	$258,362	$416,925

Operating profit (loss)	$4,441	$12,390	$(410)	$46,256
Interest income	—	3	2	7
Interest expense	(2,454)	(11,810)	(22,186)	(15,264)
Non-operating loss, net(1)	—	—	—	(15,000)
Gain (loss) on dispositions of discontinued operations	852	(3,067)	(691,623)	(20,025)
Income (loss) from discontinued operations before income taxes	2,839	(2,484)	(714,217)	(4,026)
Income taxes(2)	(254)	71,698	(940)	45,287
Income (loss) from discontinued operations, net
of tax	$2,585	$69,214	$(715,157)	$41,261

(1)
Discontinued operations for the first three quarters of 2007 included a pretax non-operating charge of $15 million for a civil forfeiture payment related to the inquiry by the United States Attorney’s Office for the Eastern District of New York into the circulation practices of Newsday and Hoy, New York.  See Note 5 to the consolidated financial statements in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007, for further information.

(2)
Income taxes for the first three quarters of 2008 included tax expense of $1 million related to the $691 million pretax loss on the NMG transaction.  NMG’s net assets included, before the write-down of these assets to fair value in connection with the transaction, allocated newspaper reporting unit goodwill of $830 million and a newspaper masthead intangible asset of $380 million, most of which are not deductible for income tax purposes.  The Company recorded an income tax benefit of $72 million related to a pretax loss of $2 million in the third quarter of 2007 and an income tax benefit of $45 million related to a pretax loss of $4 million in the first three quarters of 2007.  Due to the Company’s high tax basis in the Recycler stock, the sale of Recycler generated a significantly higher capital loss for income tax purposes.  As a result, the Company recorded a $65 million income tax benefit in the third quarter of 2007, resulting in an after-tax gain of $64 million on the sale of Recycler.  The pretax loss in the first three quarters of 2007 also included $48 million of allocated newspaper group goodwill, most of which is not deductible for income tax purposes.

The Company allocated corporate interest expense of $2.5 million and $11.8 million in the third quarters of 2008 and 2007, respectively, and $22.2 million and $15.3 million in the first three quarters of 2008 and 2007, respectively, to discontinued operations.  In accordance with Emerging Issues Task Force Issue No. 87-24, “Allocation of Interest to Discontinued Operations”, the amount of corporate interest allocated to discontinued operations was based on the amount of the net proceeds from the NMG transaction that were used to pay down the Tranche X facility (see Note 10 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof) and applying the interest rate applicable to the Tranche X facility for the periods in which borrowings under the Tranche X facility were outstanding.

LIQUIDITY AND CAPITAL RESOURCES

Cash flow generated from operating activities is the Company’s primary source of liquidity.  Net cash provided by operating activities in the first three quarters of 2008 was $85 million, down 81% from $452 million in 2007, primarily due to lower operating profit and higher interest expense, partially offset by more favorable changes in working capital items.

Net cash provided by investing activities totaled $676 million in the first three quarters of 2008.  In the first three quarters of 2008, the Company purchased real estate from TMCT LLC for $175 million (see discussion below).  The Company’s other capital expenditures and acquisitions and investments totaled $65 million and

$14 million, respectively, in the first three quarters of 2008.  The Company received $318 million in net proceeds from the sales of real estate and investments in the first three quarters of 2008, including $135 million from the sale of a 10 percent interest in CareerBuilder, LLC to Gannett (see Note 7 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof), $122 million from the sale of the studio production lot located in Hollywood, California, $29 million from the sale of the SCNI real estate in Stamford and Greenwich, Connecticut, and $22 million from the sale of its investment in ShopLocal.  The Company also received a special distribution of $612 million in connection with the NMG transaction (see Note 2 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof).

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

Net cash used for financing activities was $735 million in the first three quarters of 2008.  The Company repaid an aggregate of $888 million of the borrowings under the Tranche X Facility, utilizing the net cash proceeds of $218 million from a trade receivables securitization facility entered into on July 1, 2008 (see Note 10 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof), $589 million of the net cash proceeds from the NMG transaction and $81 million of the net cash proceeds from the CareerBuilder transaction.  In addition, the Company made $57 million of scheduled Tranche B Facility amortization payments and reduced its property financing obligation by $8 million prior to its retirement in connection with the acquisition of the TMCT, LLC real estate described above.  The Company refinanced $25 million of its medium term notes with borrowings under its Delayed Draw Facility and borrowed $225 million under the trade receivables securitization facility.

On Oct. 6, 2008, the Company refinanced another $168 million of its medium-term notes with additional borrowings under the Delayed Draw Facility and on Oct. 17, 2008, the Company sent a notice to draw $250 million in principal amount under the Revolving Credit Facility, of which $237 million was funded.  The shortfall of approximately $13 million is a result of the fact that Lehman Brothers Commercial Bank, which provides a commitments in the amount of $40 million under the Company’s $750 million Revolving Credit Facility, declined to participate in the Company’s $250 million funding request.  Lehman Brothers Commercial Bank is an affiliate of Lehman Brothers Holdings Inc., which filed a petition under Chapter 11 of the United States Bankruptcy Code with the United States Bankruptcy Court for the Southern District of New York on Sept. 15, 2008.  Although Lehman Brothers Commercial Bank is not a party to that bankruptcy proceeding, it has informed the Company that it does not intend to participate in any funding requests under the Revolving Credit Facility.  The Company can provide no assurances that it could obtain replacement loan commitments from other banks.  The Company borrowed under the Revolving Credit Facility to increase its cash position to preserve its financial flexibility in light of the current uncertainty in the credit markets.  The remaining undrawn amount available under the Revolving Credit Facility after giving effect to this borrowing and the $98 million of outstanding letters of credit is approximately $415 million, including the $40 million Lehman Brothers Commercial Bank commitment.

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

If the Company cannot maintain compliance with the financial covenants in its credit agreements and Receivables Loan Agreement or make scheduled payments or prepayments on its debt, the Company will be in default and, as a result, among other things, the Company’s debt holders could declare all outstanding principal and interest to be due and payable and the Company could be forced into bankruptcy or liquidation or be required to substantially restructure or alter business operations or debt obligations. See Part I, Item 1A, “Risk Factors” in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30, 2007 and Part II, Item 1A, “Risk Factors” in this Form 10-Q, for further discussion of the risks associated with the Company’s ability to service all of its existing indebtedness and ability to maintain compliance with financial covenants in its credit facilities.  In addition, see the “Significant Events” section of this Item 2 for additional information regarding the Leveraged ESOP Transactions and a summary of the Company’s obligations under the Credit Agreement and for definitions of capitalized terms used in this discussion.

As of Nov. 7, 2008, the Company’s corporate credit ratings were as follows: “B-” with negative outlook by Standard & Poor’s Rating Services, “Caa2” with negative outlook by Moody’s Investor Service and “CCC” with negative outlook by Fitch Ratings.

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

Information pertaining to the Company’s debt at Sept. 28, 2008 is shown in the table below (in thousands):

Maturities	Fixed Rate Debt	Weighted Avg Interest Rate	Variable Rate Debt	Weighted Avg Interest Rate	Total Debt
2008(1)	$216,467	2.0%	$24,242	5.8%	$240,709
2009(2)	3,939	6.0%	613,653	5.6%	617,592
2010(3)	451,825	4.9%	353,402	5.2%	805,227
2011	2,284	8.4%	86,499	5.8%	88,783
2012	2,479	8.5%	123,449	5.8%	125,928
Thereafter(4)	1,123,976	4.1%	8,819,798	6.3%	9,943,774
Total at Sept. 28, 2008	$1,800,970		$10,021,043		$11,822,013
Fair value at Sept. 28, 2008(6)	$1,098,287		$6,332,847		$7,431,134

(1)
Fixed rate debt includes $216 million of the Company’s 2% PHONES which represents the cash exchange value of the PHONES at Sept. 28, 2008.  Variable rate debt includes $20 million related to the Tranche B facility, which is payable in quarterly increments of approximately $20 million until maturity in 2014 when the remaining principal balance is due in full (see Note 10 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof).

(2)
Variable rate debt includes a $512 million principal payment due under the Tranche X facility on June 4, 2009 and $16 million related to an interest rate swap agreement through 2009 on $750 million of the variable rate borrowings under the Tranche B facility effectively converting the variable rate to a fixed rate of 5.25% plus a margin of 300 basis points.

(3)
Variable rate debt includes $40 million related to an interest rate swap agreement through 2010 on $1 billion of the variable rate borrowings under the Tranche B facility effectively converting the variable rate to a fixed rate of 5.29% plus a margin of 300 basis points.

(4)
Fixed rate debt includes the remaining $64 million of book value related to the Company’s 2% PHONES, due 2029.  The Company may redeem the PHONES at any time for the greater of the principal value of the PHONES ($155.64 per PHONES at Sept. 28, 2008) or the then market value of two shares of Time Warner common stock, subject to certain adjustments. Quarterly interest payments are made to the PHONES holders at an annual rate of 2% of the initial principal. Fixed rate debt also includes $31 million related to the interest rate swap agreement on the $100 million 7.5% debentures due in 2023 effectively converting the fixed 7.5% rate to a variable rate based on LIBOR.  Fixed rate debt also includes $238 million related to the Company’s medium-term notes.  On Oct. 6, 2008, the Company refinanced $168 million of the remaining medium-term notes with additional borrowings under the Delayed Draw Facility.  The Company intends to use the Delayed Draw Facility to refinance the remaining $70 million of its medium-term notes as they mature during 2008.  Accordingly, the Company has classified its medium-term notes as long-term at Sept. 28, 2008.  Variable rate debt includes $45 million related to an interest rate swap agreement through 2012 on $750 million of the variable rate borrowings under the Tranche B facility effectively converting the variable rate to a fixed rate of 5.39% plus a margin of 300 basis points.  Variable rate debt also includes the $1.6 billion Bridge Facility, which has been classified as long-term because the borrowings under the Bridge Facility will be exchanged for long-term senior exchange notes or similar instruments prior to the Bridge Facility’s initial maturity date of Dec. 20, 2008 (see Note 10 to the Company’s unaudited consolidated financial statements in Part I, Item 1, hereof).  Variable rate debt also includes $7.2 billion related to the amount due in 2014 on the Tranche B facility after all quarterly payments have been made (see Note 10 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof).

(5)
Fair value of the Company’s variable rate borrowings, senior notes and debentures was estimated based on quoted market prices for similar issues or on current rates available to the Company for debt of the same remaining maturities and similar terms.  The carrying value of all other components of the Company’s debt approximates fair value.

Variable Interest Rate Debt—As described in the “Significant Events” section contained in Part I, Item 2, hereof, on June 4, 2007 and Dec. 20, 2007, the Company entered into borrowings under the Credit Agreement and the Interim Credit Agreement. In general, borrowings under the Credit Agreement bear interest at a variable rate based on LIBOR plus a spread ranging from 275 basis points to 300 basis points.  Upon execution of the Interim Credit Agreement, loans under the Bridge Facility bore interest based on LIBOR plus 450 basis points.  Pursuant to the terms of the Interim Credit Agreement, such margins increased by 50 basis points per annum on March 20, 2008, June 20, 2008 and Sept. 20, 2008 and will continue to increase by this amount each subsequent quarter, subject to specified caps.  As of Sept. 28, 2008, the Company had $9.667 billion of variable rate borrowings outstanding under these credit facilities.  At this borrowing level, and before consideration of the Company’s existing interest rate swap agreements and interest rate cap, a hypothetical one percent increase in the underlying interest rates for the Company’s variable rate borrowings under these agreements would result in an additional $97 million of annual pretax interest expense. Effective Oct. 21, 2008, the Company made an election under its Credit Agreement to convert the variable interest rate applicable to its borrowings under the Tranche B Facility from LIBOR plus a margin of 300 basis points to an applicable base rate plus 200 basis points.  The Company also made an election under its Interim Credit Agreement to convert the variable interest rate applicable to its borrowings under the Bridge Facility from LIBOR plus a margin of 600 basis points to an applicable base rate plus 500 basis points.  The Company is currently a party to four interest rate swap agreements and an interest rate cap.  One of the swap agreements relates to the $100 million fixed 7.5% rate debentures due in 2023 and effectively converts the fixed 7.5% rate to a variable rate based on LIBOR.  The other three swap agreements were initiated on July 3, 2007, and effectively converted $2.5 billion of the variable rate borrowings to a weighted-average fixed rate of 5.31% plus a margin of 300 basis points.  On Aug. 14, 2008, the Company entered into an interest rate cap confirmation that effectively caps LIBOR at 4.25% with respect to $2.5 billion in variable rate borrowings for a three-year period expiring July 21, 2011.  As a result of the election made by the Company on Oct. 21, 2008, the Company will no longer account for the three interest rate swaps initiated on July 3, 2007 and the interest rate cap as cash flow hedges in accordance with FAS No. 133 and instead will recognize currently in its statement of operations the changes in fair values of these instruments beginning in the fourth quarter of 2008.

On July 1, 2008, the Company and Receivables Subsidiary, entered into a $300 million trade receivables securitization facility.  The Receivables Subsidiary borrowed $225 million under this facility and incurred transaction costs totaling $7 million.  The net proceeds of $218 million were utilized to pay down the borrowings under the Tranche X Facility.  Advances under the Receivables Loan Agreement that are funded through commercial paper issued by the Lenders (Receivables Loan Agreement and Lenders each as defined in the “Significant Events – Trade Receivables Securitization Facility” section included in Part I, Item 2, hereof) will accrue interest based on the applicable commercial paper interest rate or discount rate, plus a margin. All other advances will accrue interest at (i) LIBOR, (ii) the prime rate or (iii) the federal funds rate, in each case plus an applicable margin.  At Sept. 28, 2008, the applicable interest rate for this facility was 4.9%.  See Note 10 to the Company’s unaudited condensed consolidated financial statements in Part I, Item 1, hereof, for a further description of the terms of this facility.

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

The following analysis presents the hypothetical change at Sept. 28, 2008 in the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in each stock’s price.  As of Sept. 28, 2008, these investments consisted primarily of 203,790 shares of Time Warner common stock unrelated to the PHONES (see discussion below in “Derivatives and Related Trading Securities”) and 3.4 million shares of AdStar, Inc.

	Valuation of Investments Assuming Indicated Decrease in Stock’s Price				Valuation of Investments Assuming Indicated Increase in Stock’s Price
(in thousands)	-30%	-20%	-10%	Sept. 28, 2008 Fair Value	+10%	+20%	+30%
Common stock investments in public companies	$2,151	$2,458	$2,765	$3,073 (1)	$3,380	$3,687	$3,995

(1)	Excludes 16 million shares of Time Warner common stock. See discussion below in “Derivatives and Related Trading Securities.”

During the last 12 quarters preceding Sept. 28, 2008, market price movements have caused the fair value of the Company’s common stock investments in publicly traded companies that are classified as available-for-sale to change by 10% or more in five of the quarters, by 20% or more in five of the quarters and by 30% or more in two of the quarters.

Derivatives and Related Trading Securities—The Company issued 8 million PHONES in April 1999 indexed to the value of its investment in 16 million shares of Time Warner common stock.  Since the second quarter of 1999, this investment in Time Warner has been classified as a trading security, and changes in its fair value, net of the changes in the fair value of the PHONES, have been recorded in the statement of operations.  On Sept. 26, 2008, 20 PHONES were exchanged, at the election of the holders of those PHONES, for cash based on 95% of the market value of two shares of Time Warner common stock in accordance with the terms of the PHONES.

At maturity, the PHONES will be redeemed at the greater of the then market value of two shares of Time Warner common stock or the principal value of the PHONES ($155.64 per PHONES at Sept. 28, 2008).  At Sept. 28, 2008, the PHONES carrying value was $280 million.  Since the issuance of the PHONES in April 1999, changes in the fair value of the PHONES have partially offset changes in the fair value of the related Time Warner shares.  There have been and may continue to be periods with significant non-cash increases or decreases to the Company’s net income pertaining to the PHONES and the related Time Warner shares.

The following analysis presents the hypothetical change in the fair value of the Company’s 16 million shares of Time Warner common stock related to the PHONES, assuming hypothetical stock price fluctuations of plus or minus 10%, 20% and 30% in the stock’s price.

	Valuation of Investment Assuming Indicated Decrease in Stock’s Price				Valuation of Investment Assuming Indicated Increase in Stock’s Price
(in thousands)	-30%	-20%	-10%	Sept. 28, 2008 Fair Value	+10%	+20%	+30%
Time Warner common stock	$159,152	$181,888	$204,624	$227,360	$250,096	$272,832	$295,568

During the last 12 quarters preceding Sept. 28, 2008, market price movements have caused the fair value of the Company’s 16 million shares of Time Warner common stock to change by 10% or more in three of the quarters, by 20% or more in one of the quarters and by 30% or more in none of the quarters.

ITEM 4.  CONTROLS AND PROCEDURES.

Conclusion Regarding the Effectiveness of Disclosure Controls and Procedures

Under the supervision and with the participation of the Company’s management, including its principal executive officer and principal financial officer, the Company conducted an evaluation of its disclosure controls and procedures, as such term is defined in Exchange Act Rules 13a-15(e) and 15d-15(e), as of Sept. 28, 2008.  Based upon that evaluation, the principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures are effective.

Changes in Internal Control Over Financial Reporting

There has been no change in the Company’s internal control over financial reporting that occurred during the Company’s fiscal quarter ended Sept. 28, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

On Aug. 10, 2007, the law firm purporting to represent the three hedge fund holders sent a letter to the trustee under the PHONES Indenture stating that the PHONES holders intended to institute proceedings to confirm the alleged covenant default and acceleration notice.  On Sept. 17, 2007, the Company received copies of default notices from Cede & Co., the record holder of the PHONES, on behalf of the three hedge fund holders. These purported notices of default indicate that they were issued at the request of each of the hedge funds by Cede & Co., the holder of record for the notes beneficially owned by each of the hedge funds.  The letter stated that Tribune was required to remedy the purported default within 60 days of the date of the letter and that failure to do so would constitute an “Event of Default” under the PHONES Indenture.  On Dec. 26, 2007, the Company received copies of notices of acceleration from Cede & Co., purportedly on behalf of the three hedge fund holders.  These purported notices of acceleration indicate that they were issued at the request of each of the hedge funds by Cede & Co., the holder of record for the notes beneficially owned by each of the hedge funds.  To date, the trustee under the PHONES Indenture has not initiated any action on behalf of the PHONES holders.  On Jan. 9, 2008, the Company sent a letter to the trustee under the PHONES Indenture and the law firm purporting to represent the three hedge funds rejecting the purported notices of acceleration for the reasons previously set forth in the Company’s July 27, 2007 letter.

The Company continues to believe that the hedge funds’ claims are without merit and that the Company remains in full compliance with Section 10.05 of the PHONES Indenture.  The Company will enforce and defend vigorously its rights under the PHONES Indenture.

Other Matters—In September 2008, a lawsuit was filed in the United States District Court for the Central District of California by one current and five former employees of the Los Angeles Times.  The lawsuit names as defendants a former and certain current directors of the Company, the trustee of the Tribune Employee

Stock Ownership Plan (the “ESOP), the Tribune Employee Benefits Committee, EGI-TRB, L.L.C., and, nominally, the ESOP.  The lawsuit alleges breaches by defendants of duties and obligations under the Employer Retirement Income Security Act of 1974 and state law.  The lawsuit seeks relief, including damages, for the benefit of the ESOP.  The Company and other defendants believe that this lawsuit is without merit and intend to defend the lawsuit vigorously.

In addition, the information contained in Note 3 and Note 13 to the unaudited condensed consolidated financial statements in Part I, Item 1, hereof is incorporated herein by reference.

ITEM 1A.  RISK FACTORS.

The following risk factor should be read in conjunction with the Company’s risk factors as disclosed in Item 1A, “Risk Factors”, in the Company’s Annual Report on Form 10-K for the fiscal year ended Dec. 30. 2007.

Continuing Adverse Economic, Financial and Industry Conditions Could Affect Our Ability to Maintain Compliance With Financial Covenants in Our Credit Facilities or to Access the Credit Markets.

Certain financial covenants in our Credit Agreement and our receivables loan agreement entered into in connection with the trade receivables securitization facility require us to comply, on a quarterly basis, with a maximum permitted “Total Guaranteed Leverage Ratio” and a minimum permitted “Interest Coverage Ratio” (each as defined in the Credit Agreement).  Both of these financial covenant ratios are measured on a rolling four-quarter basis and become more restrictive on an annual basis.  For each of the four fiscal quarters of our 2008 fiscal year, the Credit Agreement covenants require a maximum Total Guaranteed Leverage Ratio of 9.00 to 1.00 and a minimum Interest Coverage Ratio of 1.15 to 1.00.  For each of the four fiscal quarters of our 2009 fiscal year, the maximum Total Guaranteed Leverage Ratio required by the covenants will be reduced to 8.75 to 1.00 and the minimum Interest Coverage Ratio will be increased to 1.20 to 1.00.

For the four fiscal quarters ended Sept. 28, 2008, we were in compliance with both the Total Guaranteed Leverage Ratio and Interest Coverage Ratio financial covenants.  Our ability to maintain compliance with these financial covenants is dependent, however, on various factors, certain of which are outside of our control.  Such factors include our ability to generate sufficient revenues and earnings from our operations, our ability to achieve reductions in our outstanding indebtedness, changes in interest rates and the impact on our earnings, cash flow or indebtedness from sale, purchase, joint venture or similar transactions involving our assets, investments and liabilities.

Given the disruptions in the credit and financial markets in recent months, and the continuing impact of adverse economic, financial and industry conditions on the demand for advertising, uncertainty exists as to whether we will be able to generate results from operations or consummate transactions sufficient to enable us to remain in compliance with our financial covenants for the four quarters ending Dec. 28, 2008 or subsequent periods.

The disruptions in the credit and financial markets have also limited access to capital and credit for many companies.  We rely on a number of financial institutions and the credit and financial markets to meet our financial commitments and short-term liquidity needs if internal funds are not available, and to execute transactions.  Continuing instability or disruptions of these markets could prohibit or make it more difficult for us to access new capital, significantly increase the cost of capital or limit our ability to refinance existing indebtedness or effect transactions.

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

TRIBUNE COMPANY (Registrant)

Date: November 10, 2008	By:	/s/ Brian Litman
Brian Litman
Vice President and Controller
(on behalf of the registrant
and as Chief Accounting Officer)