Form 10-K
period 2014-12-28
TRIBUNE MEDIA CO
filed 2015-03-06
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 28, 2014

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                     to
Commission file number 1-8572
TRIBUNE MEDIA COMPANY
(Exact name of registrant as specified in its charter)

Delaware	36-1880355
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

435 North Michigan Avenue, Chicago, Illinois	60611
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 210-2786
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Class A Common Stock, par value $0.001 per share	The New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
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
Yes   ☒     No   ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes   ☒     No   ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K (Check box if no delinquent filers). ☒
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales prices of the registrant’s Class A Common Stock and Class B Common Stock as reported on the OTC Bulletin Board (“OTC”) market on June 29, 2014, was $6,612,289,792.
As of February 28, 2015, 92,076,777 shares of the registrant’s Class A Common Stock and 2,433,292 shares of the registrant’s Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on May 20, 2015 is incorporated by reference in Part III to the extent described therein.

TRIBUNE MEDIA COMPANY

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (the “Annual Report”) contains “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Item 1A. Risk Factors” and elsewhere in this Annual Report.
The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	competition and other economic conditions including incremental fragmentation of the media landscape and competition from other media alternatives;

•	changes in advertising demand and audience shares;

•	changes in the overall market for broadcast and cable television advertising, including through regulatory and judicial rulings;

•	our ability to protect our intellectual property and other proprietary rights;

•	our ability to adapt to technological changes;

•	our ability to develop and grow or maintain our online businesses;

•	availability and cost of quality network, syndicated and sports programming affecting our television ratings;

•	the loss, cost and / or modification of our network affiliation agreements;

•	our ability to renegotiate retransmission consent agreements with multichannel video programming distributors (“MVPDs”);

•	our ability to expand our metadata business operations internationally;

•	the incurrence of costs to address contamination issues at physical sites owned, operated or used by our businesses;

•	adverse results from litigation, governmental investigations or tax-related proceedings or audits;

•
our ability to settle unresolved claims filed in connection with the Debtors’ Chapter 11 cases and resolve the appeals seeking to overturn the Confirmation Order (as defined and described below in “Item 1A. Risk Factors—Risks Related to Our Emergence from Bankruptcy”);

•	our ability to satisfy pension and other postretirement employee benefit obligations;

•	our ability to attract and retain employees;

•	the effect of labor strikes, lock-outs and labor negotiations;

•	our ability to realize benefits or synergies from acquisitions or divestitures or to operate our businesses effectively following acquisitions or divestitures;

•	the financial performance of our equity method investments;

•	the impairment of our existing goodwill and other intangible assets;

•	changes in accounting standards;

•	impact of increases in interest rates on our variable rate indebtedness or refinancings thereof;

•	our indebtedness and ability to comply with covenants applicable to our debt financing and other contractual commitments;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	the factors discussed in “Item 1A. Risk Factors” of this Annual Report; and

•	other events beyond our control that may result in unexpected adverse operating results.
We caution you that the foregoing list of important factors is not exclusive. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I
ITEM 1. BUSINESS
Company Overview
Tribune Media Company is a diversified media and entertainment business. It is comprised of 42 television stations that are either owned by us or owned by others, but to which we provide certain services, which we refer to as “our television stations,” along with a national general entertainment television network, a radio station, a production studio, a digital and data technology business, a portfolio of real estate assets and investments in a variety of media, websites and other related assets. We believe our diverse portfolio of assets distinguishes us from traditional pure-play broadcasters through our ownership of high-quality original and syndicated programming, our ability to capitalize on revenue growth from our data and real estate assets, and cash distributions from our equity investments. Unless otherwise indicated, references in this Annual Report to “Tribune Media,” “Tribune,” “we,” “our,” “us” and the “Company” refer to Tribune Media Company and its consolidated subsidiaries.
Our business operates in the following two reportable segments:

•
Television and Entertainment: Provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America, including through content produced by Tribune Studios and its production partners.

•	Digital and Data: Provides innovative technology and services that collect and distribute video, music and entertainment data primarily through wholesale distribution channels to consumers globally.

 In addition, we report and include under Corporate and Other certain administrative activities associated with operating our corporate office functions and managing our predominantly frozen company-sponsored defined benefit pension plans, as well as the management of certain of our real estate assets, including revenues from leasing office and production facilities. We also currently hold a variety of investments in cable and digital assets, including equity investments in Television Food Network, G.P. (“TV Food Network”) and CareerBuilder, LLC (“CareerBuilder”).

Organizational Structure and History
Tribune Media Company is a holding company that does business through its direct and indirect operating subsidiaries. Previously known as Tribune Company, we were founded in 1847 and incorporated in Delaware in 1968. Throughout the 1980s and 1990s, we grew rapidly through a series of broadcasting acquisitions and strategic investments in companies such as TV Food Network, CareerBuilder and Classified Ventures, LLC (“CV”). On December 20, 2007, we completed a series of transactions (collectively, the “Leveraged ESOP Transactions”) which culminated in the cancellation of all issued and outstanding shares of the Company’s common stock as of that date and with the Company becoming wholly-owned by the Tribune Company employee stock ownership plan (the “ESOP”).
As a result of severe declines in advertising and circulation revenues leading up to and during the recession that followed the global financial crisis of 2007-2008, as well as the general deterioration of the publishing and broadcasting industries during such time, we faced significant constraints on our liquidity, including our ability to service our indebtedness. Due to these factors, in December 2008 we filed for protection under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court of the District of Delaware (the “Bankruptcy Court”). From December 2008 through December 2012, we operated our businesses under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable orders of the Bankruptcy Court.
As our emergence from bankruptcy was subject to the consent of the Federal Communications Commission (“FCC”) to the assignment of our FCC broadcast and auxiliary station licenses as part of our reorganization, in April 2010 we filed applications with the FCC to obtain FCC approval for such assignments.
In April 2012, we filed our final plan of reorganization which was the result of extensive negotiations and contested proceedings before the Bankruptcy Court, principally related to the resolution of certain claims and causes of action arising between certain of our creditors in connection with the Leveraged ESOP Transactions. In July 2012, the Bankruptcy Court issued an order confirming our plan of reorganization.
In November 2012, the FCC granted the applications to assign our broadcast and auxiliary station licenses to our licensee subsidiaries. We emerged from Chapter 11 on December 31, 2012.
After the confirmation of our bankruptcy plan and the receipt of the FCC’s consent to its implementation, we consummated an internal restructuring pursuant to the terms of our bankruptcy plan. For further details, see Note 3 to our audited consolidated financial statements.
On December 27, 2013, pursuant to a securities purchase agreement dated as of June 29, 2013, we acquired all of the issued and outstanding equity interests in Local TV, including the subsidiaries Local TV, LLC and FoxCo Acquisition, LLC, for $2.8 billion in cash, net of working capital and other closing adjustments (the “Local TV Acquisition”). As a result of the acquisition, we became the owner of 16 of the 19 television stations in Local TV’s portfolio. Concurrently with the Local TV Acquisition, Dreamcatcher Broadcasting LLC (“Dreamcatcher”), acquired the FCC licenses and certain other assets and liabilities of Local TV’s television stations WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA and WNEP-TV, Scranton, PA (collectively, the “Dreamcatcher Stations”) (the “Dreamcatcher Transaction”). We subsequently entered into shared services agreements (“SSAs”) with Dreamcatcher to provide technical, promotional, back-office, distribution and certain programming services to the Dreamcatcher Stations consistent with current FCC rules and policies.
On August 4, 2014, we completed a separation transaction (the “Publishing Spin-off”), resulting in the spin-off of the assets and certain liabilities of the businesses primarily related to our principal publishing operations, other than owned real estate and certain other assets (the “Publishing Business”), through a tax-free, pro rata dividend to our stockholders and warrantholders of 98.5% of the shares of common stock of Tribune
Publishing Company (“Tribune Publishing”), and we retained 1.5% of the outstanding common stock of Tribune Publishing. The Publishing Business consisted of newspaper publishing and local news and information gathering functions that operated daily newspapers and related websites, as well as a number of ancillary businesses that leveraged certain of the assets of those businesses. As a result of the completion of the Publishing Spin-off, Tribune Publishing operates the Publishing Business as an independent, publicly-traded company.

The following chart illustrates our organizational structure as of the date hereof:

(1) This entity and its direct and indirect subsidiaries hold our broadcasting businesses (with the exception of the broadcasting businesses that we acquired through our acquisition of Local TV), including WGN America, and our equity method investment in TV Food Network.
(2) This entity and its direct and indirect subsidiaries hold our broadcasting businesses that we acquired through our acquisition of Local TV.
(3) This entity and its direct and indirect subsidiaries hold our digital and data businesses (with the exception of our Gracenote Music businesses).
(4) This entity and its direct and indirect subsidiaries hold our Gracenote Music businesses.
(5) This entity and its direct and indirect subsidiaries hold certain of our other equity method investments, including our investment in CareerBuilder.
(6) This entity and its direct and indirect subsidiaries hold the majority of our real estate assets.
(7) Other direct and indirect subsidiaries that hold various broadcasting and other Company assets, including certain cost method investments and international businesses.
Competitive Strengths
We believe that we benefit from the following competitive strengths:
Geographically diversified media properties in attractive U.S. markets.
We are one of the largest independent station owner groups in the United States based on household reach, and we own or operate local television stations in each of the nation’s top five markets by population and seven of the top ten markets. We have network affiliations with all of the major over-the-air networks, including American Broadcasting Company (“ABC”), CBS Corporation (“CBS”), FOX Broadcasting Company (“FOX”), National Broadcasting Company (“NBC”) and The CW Network, LLC (“CW”). We provide must-see programming, including the National Football League and other live sports, on many of our stations and local news to over 50 million U.S. households in the aggregate, as measured by Nielsen Media Research (“Nielsen”), representing approximately 44% of all U.S. households.
In addition, we own a national general entertainment network, WGN America, which is distributed to approximately 73 million households nationally, as measured by Nielsen. WGN America provides us with a platform for launching original programming and exclusive syndication content. We believe that the combination of our broadcast stations and WGN America creates a unique distribution platform.
Core competency in metadata.
Our metadata powers the television listings and schedules for on-screen Electronic Program Guides (“EPG”) through cable and satellite providers via set-top boxes or other means and makes it possible to search for specific television episodes and series and set digital video recorder (“DVR”) recordings. It also powers the algorithms that make movie and music recommendations possible for popular streaming music and on-demand video services.
The demand from consumers and, therefore, distributors has grown for the metadata we have historically provided through our Tribune Media Services business. Data is becoming more vital to businesses as it is used to make smarter decisions about investing in content and provide enhanced measurement tools to drive advertising efficiency and effectiveness.
As consumer demand continues to increase, we are well positioned to take advantage of this trend by adding scale to our existing business. The industry is highly fragmented by data set, region and service layer.

Strong and diverse cash flow generation.
Our core businesses have historically generated strong cash flows from operations. In 2014, our net cash provided by operating activities was $378 million, which includes $190 million of cash distributions received from our equity investments. In addition to the cash distributions accounted for within net cash provided by operating activities, cash flows from investing activities included $181 million of cash distributions from our equity investments, of which $160 million was from CV related to the sale of its Apartments.com business. Our equity investments have historically provided substantial cash distributions annually. These strong cash flows provide us with the financial flexibility to pursue our strategies both through organic investments in our existing businesses and through accretive acquisition opportunities. We are making investments across our businesses, including in the acquisition of original content and the expansion of our digital and data businesses.
Valuable real estate holdings.
We own attractive real estate in key markets, including development rights for certain of our real estate assets. We actively manage our portfolio of real estate assets to drive value through the following initiatives:

•	Maximize utility of our existing real estate footprint;

•	Generate revenues on excess space by leasing to third parties;

•	Opportunistically dispose of underutilized or non-essential properties; and

•	Develop vacant properties or properties with redevelopment options.
Experienced management team with demonstrated industry experience.
Our senior management team has broad and diverse experience across their respective disciplines, with proven track records of success in the industry. Peter Liguori, our President and Chief Executive Officer, is an experienced media industry leader with a background in developing successful programming. Our organization consists of talented executives with expertise across finance, strategy, operations, regulatory matters and human resources. Our management team has a unified vision for the Company, which includes capitalizing on our current strengths and strategically investing in new initiatives and businesses to generate increased value for our stockholders.
Strategies
Our mission is to create, produce and distribute outstanding entertainment, news and sports content and digital data that inform, entertain, engage, and inspire millions of people every day. To achieve this mission, we are pursuing the following strategies:
Utilize the scale and quality of our operating businesses to increase value to all of our partners: advertisers, MVPDs, network affiliates and consumers.
Our television station group reaches over 50 million households nationally, as measured by Nielsen, representing approximately 44% of all U.S. households. WGN America, our national general entertainment network, reaches approximately 62% of U.S. households and the digital networks we operate, Antenna TV and THIS TV, collectively reach approximately 90% of U.S. households. We also operate approximately 50 websites primarily associated with our television stations, which, in 2014, reached an average of 63 million unique visitors monthly. Our metadata businesses feature information and content for more than 6.7 million TV shows and movies and 200 million song tracks.
Through our extensive distribution network, we can deliver content through a multitude of channels. This ability to reach consumers across a broad geographical footprint is valuable for advertisers, MVPDs and affiliates alike as we connect consumers with their messaging and quality content.
WGN America is currently undergoing a transformation from a superstation to a fully distributed general entertainment cable channel. Our strategy is to build a network that combines high quality, original programming as well as exclusive, highly-rated syndicated programming and feature films.

Be the most valued source of local news and information in the markets in which we operate.
Local news is a cornerstone of our local television stations. We believe local news enjoys a competitive advantage relative to national news outlets due to its ability to generate immediate reporting, which is especially valuable when a breaking news story develops in a local market. We are also able to utilize our breadth of coverage to distribute local content on a national scale by sharing news stories on-air and digitally across Tribune-covered markets. Annually, we produce approximately 75,000 hours of news in our 33 U.S. markets. We also operate approximately 50 websites and approximately 125 mobile applications.
Continue to shift to a content ownership model that will result in both the retention of a greater share of advertising revenue and allow us to participate in the longer tail of programming monetization.
As competition for media advertising spend continues to increase, we are focused on developing our Tribune Studios business to drive future growth by creating original content to be distributed across our WGN America and television station platforms, as well as on other streaming platforms such as Hulu or Netflix. We believe that retaining the rights associated with our content will provide us with a competitive advantage relative to broadcasters that rely primarily on licensed programming acquired from third-party syndicators. A shift away from licensing content from third parties to content ownership will provide us with new outlets, such as over-the-top (“OTT”), subscription video on demand (“SVOD”) and international rights through which to monetize programming. Owned programming that airs across our station group further allows us to retain a greater share of overall advertising revenue generated from such content.
Develop a leading global metadata business.
Having started with Tribune Media Services as our core metadata asset, we have been selectively acquiring both domestic and foreign metadata businesses in order to capitalize on our core competency in data and technology by driving increased scale in our business and providing deeper and richer global content solutions. Through such acquisitions, we expect to be able to provide improved services for current domestic customers and to compete for international customers through the use of innovative technologies that will generate increased monetization opportunities of our data assets.
Strategically identify and pursue acquisition opportunities to complement our organic growth strategy.
As a complement to our organic growth initiatives, we intend to continue to pursue a selective acquisition strategy that seeks to enhance our offerings and increase our scale. In evaluating prospective investment decisions, we assess the strategic fit, including application of our core competencies and projected cash returns, taking into consideration relevant regulations applicable to owners of broadcast television stations, but which do not apply to cable networks. We also believe there will be opportunities for us to continue to build scale and technology capabilities in our data businesses.
Maximize the long term value of our real estate assets.
We intend to maximize the long term value of our real estate assets primarily by employing best practices in the operation and management of our holdings and selectively forming strategic partnerships with knowledgeable local developers in certain markets where our assets are located.
Segments
We operate our business through two reportable segments: (1) Television and Entertainment and (2) Digital and Data. In addition, certain administrative activities associated with operating our corporate office functions and managing our predominantly frozen company-sponsored defined benefit pension plans, as well as the management of certain of our real estate assets, including revenues from leasing office and production facilities, are reported under Corporate and Other. We also currently hold a variety of minority investments in cable and digital assets, including TV Food Network and CareerBuilder.

Television and Entertainment
Our Television and Entertainment reportable segment consists of the following businesses:

•	Television broadcasting services through Tribune Broadcasting, which owns or provides services to 42 broadcast television stations located in 33 U.S. markets;

•	Digital multicast network services through Antenna TV and through the operation and distribution of THIS TV, both of which are digital networks that air in households nationally;

•	National program services through WGN America, a national general entertainment network;

•	Tribune Studios, a development and production studio; and

•	Radio program services on WGN, a Chicago radio station.
Tribune Broadcasting
Our broadcast television stations serve the local communities in which they operate by providing locally produced news and special interest broadcasts as well as syndicated programming.
Tribune Broadcasting owns or provides certain services to 42 local television stations, reaching more than 50 million households nationally, as measured by Nielsen, making us one of the largest independent station groups in the United States based on household reach. Currently, our television stations, including the 3 stations to which we provide certain services under SSAs with Dreamcatcher, consist of 14 FOX television affiliates, 13 CW television affiliates, 6 CBS television affiliates, 3 ABC television affiliates, 2 NBC television affiliates and 4 independent television stations. Our affiliates represent all of the major over-the-air networks, and we own or operate local television stations in each of the nation’s top five markets and seven of the top ten markets.

The following chart provides additional information regarding our television stations:

Stations	Market	Market Rank(1)	% of U.S. Households	Primary Network Affiliations	Affiliation Expiration
WPIX	New York	1	6.5%	CW	2016
KTLA	Los Angeles	2	4.9%	CW	2016
WGN	Chicago	3	3.1%	CW	2016
WPHL	Philadelphia	4	2.6%	MY	2015
KDAF	Dallas	5	2.3%	CW	2016
WDCW	Washington	8	2.1%	CW	2016
KIAH	Houston	10	2.0%	CW	2016
KCPQ / KZJO	Seattle	14	1.6%	FOX / MY	2018/2015
WSFL	Miami	16	1.4%	CW	2016
KDVR / KWGN	Denver	17	1.4%	FOX / CW	2018/2016
WJW	Cleveland	19	1.3%	FOX	2018
KTXL	Sacramento	20	1.2%	FOX	2016(4)
KTVI / KPLR	St. Louis	21	1.1%	FOX / CW	2018/2016
KRCW	Portland	23	1.0%	CW	2016
WXIN / WTTV	Indianapolis	27	1.0%	FOX / CBS(2)	2016(4)/2019
KSWB	San Diego	28	0.9%	FOX	2017(4)
WTIC / WCCT	Hartford	30	0.9%	FOX / CW	2016(4)/2016
WDAF	Kansas City	31	0.8%	FOX	2018
KSTU	Salt Lake City	34	0.8%	FOX	2018
WITI	Milwaukee	35	0.8%	FOX	2018
WXMI	Grand Rapids	40	0.6%	FOX	2016(4)
WTKR(3) / WGNT(3)	Norfolk	42	0.6%	CBS / CW	2019/2016
KFOR / KAUT	Oklahoma City	44	0.6%	NBC / IND	2015/NA
WPMT	Harrisburg	45	0.6%	FOX	2016(4)
WGHP	Greensboro	46	0.6%	FOX	2018
WREG	Memphis	50	0.6%	CBS	2019
WGNO / WNOL	New Orleans	51	0.6%	ABC / CW	2019/2016
WNEP(3)	Wilkes Barre	55	0.5%	ABC	2019
WTVR	Richmond	57	0.5%	CBS	2019
WHO	Des Moines	72	0.4%	NBC	2015
WHNT	Huntsville	79	0.3%	CBS	2019
WQAD	Davenport	100	0.3%	ABC	2019
KFSM / KXNW	Ft. Smith	101	0.3%	CBS / MY	2019/2016

(1) Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Local Television Market Universe Estimates for 2014-2015, as published by Nielsen.
(2) Under the terms of our comprehensive long-term agreement to renew our existing CBS affiliation agreements, beginning on January 1, 2015, our WTTV-Indianapolis station became the CBS affiliate in the Indianapolis market. At the same time, our CW network affiliation in Indianapolis, which was broadcast on WTTV-Indianapolis through December 31, 2014, was relinquished for compensation.
(3) Stations owned by Dreamcatcher to which we provide certain services under SSAs. See Note 5 to our audited consolidated financial statements for further information.
(4) These FOX affiliation agreements include an early termination provision that permits FOX, upon notice, to reclaim the affiliation if FOX purchases a station within the corresponding DMA.

Our television and radio stations are operated pursuant to licenses granted by the FCC. Under rules promulgated and enforced by the FCC, each of our television stations has 6 megahertz of spectrum. Our television and radio operations are broadly regulated by the FCC, subject to ongoing rule changes, and subject to periodic renewal, as discussed further in “—Regulatory Environment” below.
A majority of U.S. households receive our broadcast programming through at least one of our television stations via MVPDs, which include cable television systems, direct broadcast satellite providers and wireline providers who pay us to offer our programming to their customers. We refer to such fees paid to us by MVPDs as retransmission consent revenues.
Programming
We source programming for our 39 Tribune Broadcasting-owned stations from the following sources:

•	News and entertainment programs that are developed and executed by the local television stations;

•	Acquired and original syndicated programming;

•	Programming received from our network affiliates that is retransmitted by our local television stations (primarily prime time and sports programming); and

•	Paid programming.
We produce approximately 75,000 hours of news annually in our 33 U.S. markets. Many of our newscasts are critically acclaimed.
Acquired syndicated programming, including both television series and movies, are purchased on a group basis for use by our owned stations. Contracts for purchased programming generally cover a period of up to five years, with payments typically made over several years.
For those stations with which we have a network affiliation, certain programming is acquired from the affiliated network, including FOX, CW, CBS, NBC and ABC. Network affiliation agreements dictate what programs are aired at specific times of the day, primarily during prime time. Our network affiliated stations are largely dependent upon the performance of network provided programs in order to attract viewers. Those day parts which do not contain network-provided content are programmed by the stations, primarily with syndicated programs purchased for cash, cash and barter or barter-only, as well as through self-produced news, live local sporting events, and other entertainment programming. We are also pursuing a strategy through Tribune Studios whereby we intend to develop more of our own first run, or original syndicated programming, for air on our owned stations. This could include owning the programming outright or being a partner with other media companies.
In addition, our stations air paid-programming whereby third parties pay our local television stations for a block of time to air long-form advertising. The content is a commercial message designed to represent the viewpoints and to serve the interest of the sponsor.
The programming sources described above relate to our 39 owned television stations. In compliance with FCC regulations, Dreamcatcher maintains complete responsibility for and control over programming, finances, personnel and operations of the three Dreamcatcher Stations. We provide technical, promotional, back-office, distribution and limited programming services for the Dreamcatcher Stations.
Sources of Revenue and Expenses
Tribune Broadcasting
Our television stations derive a majority of their revenue from local and national broadcasting advertising and retransmission consent revenues. Other sources of revenue include barter/trade revenues and copyright royalties. Barter revenue is the exchange of advertising airtime in lieu of cash payments for the rights to programming, equipment, merchandise or services. Copyright royalties represent distributions collected from satellite and cable companies and distributed by the U.S. Copyright Office for programming created by us that is broadcast outside of the local market in which it is intended to air.
While serving the programming interests and needs of our television audiences, we also seek to meet the needs of our advertising customers by delivering significant audiences in key demographics. Our strategy is to achieve this objective by providing quality local news programming and popular network and syndicated programs to our viewing audience. We attract most of our national television advertisers through a retained national marketing representation firm. Our local television advertisers are attracted through the use of a local sales force at each of our television stations. We also derive advertising revenue from our television stations’ corresponding websites and mobile applications. In total, we currently operate approximately 50 websites and approximately 125 mobile applications. As consumers continue to turn to online resources for news and entertainment content, we are adapting and expanding our digital presence in each of the local markets where we operate.
Advertising revenues have historically been seasonal, with higher revenues generated in the second and fourth quarters of the year. Political advertising revenues are also cyclical, with a significant increase in spending in even numbered election years and disproportionate amounts being spent every four years during presidential campaign years.
We generate retransmission consent revenues from MVPDs in exchange for their right to carry our stations in their pay-television services to consumers. Retransmission rates are governed by multi-year agreements negotiated with each MVPD and are generally based on the number of monthly subscribers in each MVPD’s respective coverage area.
Expenses at our Tribune Broadcasting stations primarily consist of compensation and programming costs associated with producing local news and acquiring syndication rights to other content. Programming fees are also paid to our affiliate partners who typically provide prime time and sports programming to be carried in the local markets in which we operate.
Antenna TV and THIS TV
Antenna TV, which is owned and operated by Tribune Broadcasting, is a digital multicast network airing on television stations across the United States. The network features classic television programs and movies. Local television stations air Antenna TV as a digital multicast channel, often on a .2 or .3 channel depending on the city and the station, using data compression techniques that allow a television station to transmit more than one independent program channel at the same time. Antenna TV is free and available over-the-air using a traditional broadcast television or rooftop antenna. In addition, most major cable companies across the United States carry local affiliate feeds of Antenna TV. In some cities, stations run alternative local programming at various points throughout the day. Currently, the network is available in 97 markets, including markets in which Tribune owns or provides services to a television station. The primary source of revenue is advertising, both at the network level as well as the locally sold advertising for those markets in which we operate.
THIS TV is a digital multicast network airing on certain television stations across the United States. It is owned by Metro-Goldwyn-Mayer Studios, Inc. (“MGM”) and operated by Tribune Broadcasting. The network programming largely consists of movies, limited classic television series and children’s programming. Local television stations air THIS TV as a digital multicast channel often on a .2 or .3 channel, depending on the city and the station. THIS TV is free and available over-the-air using a traditional broadcast television or rooftop antenna. In addition, most major cable companies across the United States carry local affiliate feeds of THIS TV. Currently, the network is available in 123 markets, including markets in which Tribune owns or provides services to a television station. Revenue consists of locally sold advertising for those markets in which we operate, a fee from MGM for operating the network as well as profit participation.
WGN America
WGN America is our national, general entertainment network. The channel is currently available in approximately 73 million households as measured by Nielsen. WGN America programming is delivered by our MVPD partners and consists primarily of syndicated series and movies, and first-run original programming. Content contracts are typically signed with the major studios and program distributors and cover a period of one to five years, with payment typically made over several years.
WGN America is currently undergoing a transformation from a superstation to a fully distributed general entertainment cable channel. To achieve this transformation, we are:

•	Negotiating with MVPDs to facilitate the conversion of WGN America’s signal from a superstation to a cable network, which commenced, in part, in December 2014;

•	Negotiating with MVPDs to expand the household reach of the station (as measured by Nielsen) from approximately 73 million households today; and

•	Improving the overall quality of programming on WGN America through greater investments in original scripted and unscripted content, exclusive syndication deals and premiere feature films.
If successful, we anticipate that the change in status of WGN America to a fully distributed cable channel will improve advertising revenues and subscriber (carriage) fees received from MVPDs.
WGN America’s primary sources of revenue are:

•	Advertising revenues—We sell national advertising, with pricing based on audience size, the demographics of our audiences and the demand for our limited inventory of commercial time.

•	Paid Programming—Third parties pay for a block of time to air long-form advertising, typically in overnight time blocks.

•	Subscriber (carriage) fees—We earn revenues from agreements with MVPDs. The revenue we receive is typically based on the number of subscribers the MVPD has in their franchise area.

•
Copyright revenue—We receive fee revenues distributed by the U.S. Copyright Office based on original programming that is retransmitted and not directly paid for by MVPDs. As MVPDs switch to a cable signal from the superstation signal, we will no longer receive copyright revenue.

The primary expenses for WGN America are programming costs associated with new productions and marketing and promotion costs that are incurred as we launch new original series.
Tribune Studios
In March 2013, Tribune Studios was launched to source and produce original and exclusive content for WGN America and our local television stations, providing alternatives to acquired programming across a variety of daypart segments. We believe that a shift away from traditional syndication towards content ownership will provide meaningful value as we participate in the revenue streams from digital rights deals, domestic and foreign syndication rights and other monetization opportunities for our programming.
The below table presents our roster of new original and syndicated series developed, or in development, by Tribune Studios and its production partners as of the date of this filing:

Name of Series	Type	Network/ Station Aired	Air Date
Salem	WGN America Licensed Original	WGN America	Spring 2015 (season 2)
Manhattan	WGN America Co-owned Original	WGN America	Fall 2015 (season 2)
Outsiders	WGN America Co-owned Original Ordered to Series	WGN America	TBD
Underground	WGN America Co-owned Original Ordered to Series	WGN America	TBD
Wrestling with Death	WGN America Owned Original	WGN America	January 2015
Outlaw Country	WGN America Owned Original	WGN America	February 2015
Celebrity Name Game	First-run Syndication-Equity Participant	Local Stations	Ongoing
Bill Cunningham	First-run Syndication-Owned	Local Stations	Ongoing

In addition to programming that is developed by Tribune Studios, our strategy for WGN America also includes obtaining rights for off-network syndication, many of which are exclusive. Our syndication programming includes the popular television series Blue Bloods, Elementary and Person of Interest.
Through our ownership of a national channel and the extensive footprint of our local television stations, we are uniquely positioned to leverage the scale of this distribution model to cross-promote our content, which we believe will provide an advantage to WGN America and our Tribune Broadcasting stations to build further awareness of our content and brands that will drive viewership across both networks.
When appropriate, we distribute Tribune Studios programming to our Tribune Broadcasting stations, as well as offer for license to third-party networks.
We expect to continue to make sizable investments in developing, creating and producing original programming content for both WGN America and our owned television stations.
Radio Station
We own WGN 720 AM, a radio station based in Chicago, Illinois. WGN 720 AM is a high-powered clear channel AM station, which has the highest protection from interference from other stations, and features talk-radio programs that host local personalities and provide sports play-by-play commentary.
Digital and Data
Our Digital and Data reportable segment operates under our business unit Tribune Digital Ventures (“TDV”). TDV was established in 2013 as a vehicle to manage and develop our digital products and services that leverage our content and data. Today, TDV is primarily focused on operating the following businesses:

•	Gracenote Video: Powering television and video listings on mobile applications, streaming devices and televisions through leading video metadata and other video services and technologies;

•	Gracenote Music: Offering leading music, metadata and recognition and discovery technologies; and

•	Entertainment Websites: Providing powerful entertainment resources to consumers.
Gracenote Video, formerly known as TMS, historically operated primarily in the television metadata industry. Through the acquisition of Gracenote, Inc. (“Gracenote”) in early 2014, the combined business is also now a leader in music metadata and recognition and discovery technology, and has expanded into high growth areas, such as streaming music services, mobile devices, automotive infotainment and the television data market in key international markets.
Metadata powers the television listings, schedules and other content in on-screen EPG offered through cable and satellite providers via set-top boxes or other means and makes it possible to search for specific television episodes and series, as well as set DVR recordings. It also powers the algorithms that make movie and music recommendations possible for popular streaming music and on-demand video services. Demand has grown from consumers, and therefore distributors, for the metadata we have provided for decades through our TMS business and now provide through Gracenote Video and Gracenote Music. Distributors include companies that deliver music and video content to consumers through devices, platforms and applications, including pay-TV operators, streaming music services, online music stores, TV and consumer electronics manufacturers, over-the-top services and automakers and related suppliers.
Gracenote Video
Gracenote Video, whose roots originated in 1918, began operations in the publishing industry by syndicating columns, comic strips and other content items to newspapers. In addition to its syndication operations, with the birth of television and its wide adoption by consumers in the United States, it began creating and aggregating television listing information to provide to newspapers. Today, Gracenote Video collects and licenses entertainment data and reaches more than 100 million households through television, online and in print channels. Gracenote Video data is used daily in millions of homes in the United States and more than 50 other countries, including across Europe, Mexico, Latin America, India, the Middle East and parts of Africa. Gracenote Video provides TV listings and associated metadata to many of the largest media, entertainment and technology companies in the world in order to power their EPGs.
Video metadata includes TV and movie descriptions, genres, cast and crew details, TV schedules and listings, TV episode and season numbers, unique program IDs and sports data. Video metadata consists of content sourced through a variety of means, including data produced, edited and curated by Gracenote’s editorial staff and technology, as well as data collected through broadcasters, studios and content creators and feeds from regional data providers.
Gracenote Video derives the majority of its revenue from cable, online, consumer electronics and other business-to-business (“B2B”) channels. Gracenote Video products include:

•
Gracenote On Entertainment: TV metadata, schedules, and other content carefully organized and delivered in a cloud-based API to power television on-screen guides, second screen apps and discovery platforms.

•
ResearchTV: A web-based measurement tool that tracks TV show airings in order to provide valuable insights for studios analyzing royalties, broadcasters evaluating programming line-ups and advertisers looking to make quick decisions on media buys.

•
Baseline’s The Studio System: A leading business intelligence platform, with the most comprehensive database of historical and forward-looking television and film data, deeply embedded in the daily workflow of film studios, television networks, talent agencies and production companies.

•	What’s ON EPG Engine: TV and EPG data and services for pay-TV operators in India, the Middle East and other regions.

•
What’s ON TV Street Maps: A broadcast TV monitoring service that provides TV channel placement and availability reports to broadcaster customers. Spanning approximately 2,400 pay-TV operators in approximately 2,000 towns and cities across India, TV Street Maps provides broadcasters and content distributors insight into where their channels are placed in pay-TV line-ups throughout the country.

Schedule based television information and related content has historically been Gracenote Video’s largest component of revenue, but the increase in on-demand and online viewing is driving an increasing demand for non-linear information. Gracenote Video’s services support a variety of its customers’ consumer-facing products, including cable and satellite on-screen guides, smart TVs, mobile applications and online websites. In addition, it provides data to major research, royalty and reporting agencies. Revenues are primarily generated by multi-year subscriptions, which typically renew automatically.
While automation has allowed us to keep pace with the rapid proliferation of entertainment content worldwide, the strength of our technology and databases rely on an experienced and specialized workforce spread across offices in the United States, Europe, India and the Middle East. As such, compensation expense is the main component of Gracenote Video’s cost base, with occupancy and infrastructure costs accounting for much of the remainder.
As part of this strategy, Gracenote Video has made strategic investments to grow its video metadata business internationally. We expanded our data and geographic footprint with the acquisition of What’s On India Media Private Limited (“What’s ON”), a leading television search and EPG data provider for India and the Middle East in July 2014. What’s ON delivers data for more than 2,000 television channels and helps populate the data of more than 60 million set-top boxes through the regions’ top cable and internet protocol video systems (“IPTV”) services. What’s ON customers include some of the most-viewed television networks, service providers, and consumer electronics manufacturers.
In August 2014, we acquired Baseline LLC (“Baseline”), a movie and TV data services company. The acquisition of Baseline deepens Gracenote’s existing video metadata by adding more descriptive information about TV and movie productions as far back as 1896. Additionally, Baseline’s The Studio System platform expands Gracenote’s reach into the studio and TV network communities with data and subscription-based services geared towards entertainment industry professionals.

In October 2014, we acquired HWW Pty Ltd (“HWW”), Australia’s leading provider of TV and movie data. HWW syndicates TV and movie data to leading Australian broadcasters, pay-TV operators and on-demand services for program guides on a wide range of devices, including IPTV, cable & satellite set-top boxes, smart TVs and mobile apps. HWW has data describing millions of TV programs and movies across more than 500 national and local TV channels in Australia and its DataGenius software platform is used to support entertainment data services across Australasia, Africa and the Middle East.
Gracenote Music
Gracenote Music is one of the largest sources of music data in the world, featuring metadata for more than 200 million tracks as of December 28, 2014, which helps power nearly a billion mobile devices including smart phones, tablets and laptops, and many of the world’s most popular streaming music services. Gracenote Music technology is also featured in mobile applications as well as millions of smart TVs. Its music recognition technology is part of the audio systems in approximately 63 million cars from major automakers.
Metadata for music includes a variety of content such as artist name, album name, track name, music genre, origin, era, tempo and mood, as well as album cover art and artist images. The metadata consists of content sourced through various means, including data produced, edited and curated by Gracenote’s editorial staff and data derived from machine learning technology as well as data received from direct feeds from record labels and user submissions via software featuring Gracenote MusicID technology.
Gracenote Music products include:

•
Gracenote MusicID®: enables the identification of CDs, digital music files and music streams by a variety of devices and applications. MusicID delivers relevant music metadata, links to streaming music services, and cover art upon identification.

•	Scan and Match: advanced form of music recognition technology that helps music fans identify and migrate their local music collections, stored on laptops and mobile devices, to the cloud.

•	Gracenote Rhythm™: music discovery platform that enables the creation of internet radio and music recommendation services.
Gracenote Music derives the majority of its revenue from licensing its metadata and technologies in the B2B segment. Gracenote Music licenses its products to customers on either a flat fee basis (“subscription”) or on a per-unit fee (“royalty based”). License agreements are non-exclusive and typically range from 24 to 36 months for non-automotive customers and 60 months for customers in the automotive business.
Gracenote Music also licenses certain content from third-party providers on a flat fee or use-based royalty basis. Gracenote Music’s primary expenses are compensation, occupancy and infrastructure, as well as research and development. Gracenote Music has operations in the United States, Europe and Asia.
Entertainment Websites
We operate a website, www.zap2it.com, dedicated to entertainment content which has two primary revenue streams: Zap2it and Zap2it Entertainment.
Zap2it offers television viewers a powerful resource for in-depth information on all aspects of their favorite television shows through a user interface compatible with all connected devices. It is an integrated TV discovery and editorial source that enables universal search capabilities across platforms by providing TV listings information for linear TV programming and direct links to movies and TV programs on popular streaming services, including Netflix, Amazon and Hulu. Content includes entertainment news relevant to the TV and celebrity world as well as TV listings information.
Zap2it Entertainment, formerly known as TV by the Numbers, is a leading editorial content provider dedicated to breaking news and analysis of television ratings data and network programming news from Hollywood. Zap2it Entertainment powers the TV Ratings editorial content on our Zap2it.com site.

Users of this website include consumers of entertainment content, television listing information and content regarding television ratings information. In 2014, Zap2it attracted approximately 6 million unique users monthly, as well as over 34 million monthly page views.
The primary source of revenue for the Zap2it.com website is direct and indirect display advertising.
Corporate and Other
The remaining activities that fall outside of our reportable segments consist of the following areas:

•	Costs associated with operating the corporate office functions and our predominantly frozen company-sponsored defined benefit pension plans; and

•	Management of real estate assets, including revenues from leasing office space and operating facilities.
We own the majority of the real estate and facilities used in the operations of our business. A large percentage of those facilities which house Tribune Publishing’s businesses are subject to operating leases. Our real estate holdings comprise 78 real estate assets, representing approximately 7.5 million square feet of office, studio, industrial and other buildings on land totaling approximately 1,100 acres. Certain of these properties and land are available for redevelopment. These include excess land, underutilized buildings, and older facilities located in urban centers. We estimate that approximately 4.7 million square feet and approximately 293 acres are available for full or partial redevelopment. See “Item 2. Properties” for further information on our real estate holdings.
We intend to maximize the long term value of our real estate assets primarily by employing best practices in the operation and management of our holdings and forming strategic partnerships with knowledgeable local developers in the various markets where our assets are located.
Investments
We hold a variety of investments, which include cable and digital assets. Currently, we derive significant cash flows from our two largest investments, which are a 31% interest in TV Food Network and a 32% interest in CareerBuilder.
TV Food Network operates two 24-hour television networks, Food Network and Cooking Channel, as well as their related websites. Our partner in TV Food Network is Scripps Networks Interactive, Inc. (“Scripps”), which owns a 69% interest in TV Food Network and operates the networks on behalf of the partnership. Food Network engages audiences by creating original programming that is entertaining, instructional and informative. Food Network is a fully distributed network in the United States with content distributed internationally. Cooking Channel caters to avid food lovers by focusing on food information and instructional cooking programming. Cooking Channel is a digital-tier network, available nationally and airs popular off-Food Network programming as well as originally produced programming.
CareerBuilder is a global leader in human capital solutions, helping companies target, attract and retain talent. Its website, CareerBuilder.com, is the largest job website in North America on the basis of traffic and revenue. CareerBuilder operates websites in the United States, Europe, Canada, Asia and South America. CareerBuilder is continuing to expand its international operations both organically and through acquisitions, including beyond its traditional business, such as recruitment solutions, which includes talent and compensation intelligence and target and niche websites.
On October 1, 2014, we completed the sale of our entire 27.8% equity interest in CV to Gannett Co., Inc. (“Gannett”). Our after-tax proceeds were approximately $426 million. As part of the transaction, Gannett also acquired the equity interests of the other partners and thereby acquired full ownership of CV.
We also hold a number of other smaller investments in private companies as well as a 1.5% interest in Tribune Publishing. See Note 8 to our audited consolidated financial statements for further information on our investments.

Competition
Television and Entertainment
The advertising marketplace has become increasingly fragmented as new forms of media vie for share of advertiser wallet. Our Television and Entertainment segment competes for audience share and advertising revenue with other broadcast television and radio stations, cable television and other media serving the same markets. Competition for audience share and advertising revenue is based upon various interrelated factors including programming content, audience acceptance and price. Our broadcast television stations compete for audience share and advertising revenue with other television stations in their respective DMAs, as well as with other advertising media such as MVPDs, radio, newspapers, magazines, outdoor advertising, transit advertising, telecommunications providers, internet and broadband and direct mail. Some competitors are part of larger organizations with substantially greater financial, technical and other resources than we have.
Other factors that are material to a television station’s competitive position include signal coverage, local program acceptance, network affiliation or program service, audience characteristics and assigned broadcast frequency. Competition in the television broadcasting industry occurs primarily in individual DMAs, which are generally highly competitive. Generally, a television broadcasting station in one DMA does not compete with stations in other DMAs. MVPDs can increase competition for a broadcast television station by bringing additional cable network channels into its market.
Television stations compete for audience share primarily on the basis of program popularity, which has a direct effect on advertising rates. Our network affiliated stations are largely dependent upon the performance of network provided programs in order to attract viewers. Non-network time periods are programmed by the station primarily with syndicated programs purchased for cash, cash and barter or barter-only, as well as through self-produced news, live local sporting events, paid-programming and other entertainment programming. Television advertising rates are based upon factors which include the size of the DMA in which the station operates, a program’s popularity among the viewers that an advertiser wishes to attract, the number of advertisers competing for the available time, the demographic makeup of the DMA served by the station, the availability of alternative advertising media in the DMA, the productivity of the sales forces in the DMA and the development of projects, features and programs that tie advertiser messages to programming.
We also compete for programming, which involves negotiating with national program distributors or syndicators that sell first-run and rerun packages of programming. Our stations compete for access to those programs against in-market broadcast stations for syndicated products and with national cable networks. Public broadcasting stations generally compete with commercial broadcasters for viewers, but not for advertising dollars.
Lastly, our Tribune Broadcasting and WGN America businesses also compete with new distribution technologies for viewers and for content acquisition, including SVOD and OTT outlets.
Major competitors include broadcast owners and operators, namely FOX, ABC, CBS and NBC, as well other major broadcast television station owners, including Gannett, Nexstar, Sinclair and Raycom.
Digital and Data
Gracenote Video and Gracenote Music operate in the metadata and digital entertainment technology industries and compete against other providers of content and data to music and online video services, cable companies, connected devices and consumer electronics manufacturers, as well as those companies with content recognition services that enable the recognition of audio and video data via mobile applications or televisions. Competition tends to be regional, with many competitors offering solutions in only one of the verticals we offer, or even a single competitive product. The industry is highly fragmented by data set, region and service layer. A major competitor for both Gracenote Video and Gracenote Music is Rovi. Other competitors of Gracenote Music include but are not limited to Echonest and Shazam, while Digitalsmiths is also a major competitor for Gracenote Video.

Customers and Contracts
No single customer accounted for more than 10% of our consolidated operating revenues in 2014, 2013 or 2012. Our Digital and Data segment has one customer that accounted for approximately 11% of its 2014 revenue.
We are a party to multiple contractual arrangements with several program distributors for their respective programming content. In addition, we have affiliation agreements with our television affiliates, such as FOX, CBS, ABC, NBC and CW.
Intellectual Property
With respect to our Television and Entertainment segment, we do not face major barriers to our operations from patents owned by third parties. However, we view continuous innovation with respect to our technology as being one of our key competitive advantages. Our Television and Entertainment segment maintains a growing patent and patent application portfolio with respect to our technology, owning, as of December 28, 2014, approximately 10 U.S. and foreign issued patents and approximately 60 pending patent applications in the U.S. and foreign jurisdictions. Generally, the duration of issued patents in the U.S. is 20 years from filing of the earliest patent application to which an issued patent clams priority. We also maintain, for our Television and Entertainment segment, federal, international, and state trademark registrations and applications that protect, along with common law rights, our brands, certain of which are long-standing and well known, such as WGN, WPIX, and KTLA. Generally, the duration of a trademark registration is perpetual, if it is renewed on a timely basis and continues to be used properly as a trademark. We also own a large number of copyrights, none of which individually is material to the business. Further, we maintain certain licensing and content sharing relationships with third-party content providers that allow us to produce the particular content mix we provide to our viewers and consumers in our markets and across the country. Other than the foregoing and commercially available software licenses, we do not believe that any of our licenses to third-party intellectual property are material to our business as a whole.
With respect to our Digital and Data segment, Tribune Digital Ventures’ and/or its subsidiaries’ and other companies’, including Gracenote’s, operations have been and continue to be the subject, from time to time, of patent litigation brought by both competitors in the space and non-practicing entities. Given the duration of patents noted above, our ability to defend patent litigation brought by competitors and non-practicing entities is important to our ability to operate, although any current patent infringement dispute is not material to our business as a whole. As part of defending and monetizing its innovation in the space, Tribune Digital Ventures and/or its subsidiaries and other companies, including Gracenote, own, as of December 28, 2014, approximately 100 U.S. and foreign issued patents and approximately 90 pending patent applications in the U.S. and foreign jurisdictions. We also maintain, for our Digital and Data segment, federal, international and state trademark registrations and applications that protect, along with common law rights, our brands, such as GRACENOTE. Given the B2B nature of much of the Digital and Data segment, however, many of the trademark registrations and applications are not material to our business as a whole. We also own a large number of copyrights, none of which individually is material to the business. Further, we maintain certain licensing and content sharing relationships with third-party content providers that allow us to produce the particular content mix we provide to our customers and consumers. Other than the foregoing and commercially available software licenses, we do not believe that any of our licenses to third-party intellectual property are material to our business.
In connection with the Publishing Spin-off, on August 4, 2014, all of the service marks, trademarks and trade names exclusively related to the Publishing Business were transferred to Tribune Publishing and its subsidiaries.
Employees
As of December 28, 2014, we employed approximately 7,600 employees, approximately 1,400 of which were represented by labor unions. Approximately 550 of our employees were employed in international locations. We believe that our relations with our employees are satisfactory.

Regulatory Environment
Various aspects of our operations are subject to regulation by governmental authorities in the United States. Our television and radio broadcasting operations are subject to FCC jurisdiction under the Communications Act of 1934, as amended (the “Communications Act”). FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses and limit the number and type of media interests in a local market that may be owned by a single person or entity. Our stations must also adhere to various statutory and regulatory provisions that govern, among other things, political and commercial advertising, payola and sponsorship identification, contests and lotteries, television programming and advertising addressed to children, and obscene and indecent broadcasts. The FCC may impose substantial penalties for violation of its regulations, including fines, license revocations, denial of license renewal or renewal of a station’s license for less than the normal term.
Each television and radio station that we own must be licensed by the FCC. Television and radio broadcast station licenses are granted for terms of up to eight years and are subject to renewal by the FCC in the ordinary course. As of February 28, 2015, renewal applications for 11 of those stations were pending. Two additional renewal applications are expected to be filed with the FCC before the end of 2015. We must also obtain FCC approval prior to the acquisition or disposition of a station, the construction of a new station or modification of the technical facilities of an existing station. Interested parties may petition to deny such applications and the FCC may decline to renew or approve the requested authorization in certain circumstances. Although we have generally received such renewals and approvals in the past, there can be no assurance that we will continue to do so in the future.
The FCC’s substantive media ownership rules generally limit or prohibit certain types of multiple or cross ownership arrangements. However, not every interest in a media company is treated as a type of ownership triggering application of the substantive rules. Under the FCC’s “attribution” policies the following relationships and interests generally are cognizable for purposes of the substantive media ownership restrictions: (1) ownership of 5% or more of a media company’s voting stock (except for investment companies, insurance companies and bank trust departments, whose holdings are subject to a 20% voting stock benchmark); (2) officers and directors of a media company and its direct or indirect parent(s); (3) any general partnership or limited liability company manager interest; (4) any limited partnership interest or limited liability company member interest that is not “insulated,” pursuant to FCC-prescribed criteria, from material involvement in the management or operations of the media company; (5) certain same-market time brokerage agreements; (6) certain same-market joint sales agreements; and (7) under the FCC’s “equity/debt plus” standard, otherwise non-attributable equity or debt interests in a media company if the holder’s combined equity and debt interests amount to more than 33% of the “total asset value” of the media company and the holder has certain other interests in the media company or in another media property in the same market.
Under the FCC’s “Local Television Multiple Ownership Rule” (the “Duopoly Rule”), a person may have attributable interests in up to two television stations within the same Nielsen DMA (i) provided certain specified signal contours of the stations do not overlap, (ii) where certain specified signal contours of the stations overlap but, at the time the station combination was created, no more than one of the stations was a top 4-rated station and the market would continue to have at least eight independently-owned full power stations after the station combination is created or (iii) where certain waiver criteria are met. We own duopolies permitted under the “top-4/8 voices” test in the Seattle, Denver, St. Louis, Indianapolis, Oklahoma City and New Orleans DMAs. The Indianapolis duopoly is permitted under the Duopoly Rule because it met the top-4/8 voices test at the time we acquired WTTV(TV)/WTTK(TV) in July 2002. For our other duopoly markets, the FCC granted Duopoly Rule waivers on November 16, 2012, by the FCC’s Memorandum Opinion and order (the “Exit Order”) granting our applications to assign our broadcast and auxiliary station licenses from the debtors-in-possession to our licensee subsidiaries in connection with the FCC’s approval of the Fourth Amended Joint Plan of Reorganization for Tribune Company and its Subsidiaries (subsequently amended and modified, the “Plan”) and in connection with the Local TV Acquisition (the “Local TV Transfer Order”). These Duopoly Rule waivers authorize our ownership of duopolies in the New Haven-Hartford and Fort Smith-Fayetteville DMAs, and full power “satellite” stations in the Denver and Indianapolis DMAs. The Local TV Acquisition was completed on December 27, 2013. On January 22, 2014, Free Press filed an Application for Review seeking review by the full Commission of the Local TV Transfer Order. We filed an Opposition to the Application for Review on February 21, 2014, and Free Press filed a reply on March 6, 2014. The matter is pending.

The FCC’s “National Television Multiple Ownership Rule” prohibits a person from having an attributable interest in television stations that, in the aggregate, reach more than 39% of total U.S. television households, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). Our current national reach would exceed the 39% cap on an undiscounted basis. In a pending rulemaking proceeding the FCC has proposed to repeal the UHF Discount but to grandfather existing combinations that exceed the 39% cap. Under the FCC’s proposal, absent a waiver, a grandfathered station group would have to come into compliance with the modified cap upon a sale or transfer of control. If adopted as proposed, the elimination of the UHF Discount would affect our ability to acquire additional television stations (including the Dreamcatcher stations that are the subject of certain option rights held by us).
Under FCC policy and precedent a television station or newspaper publisher may provide certain operational support and other services to a separately-owned television station in the same market pursuant to a SSA where the Duopoly Rule or the FCC’s “Newspaper Broadcast Cross Ownership Rule” (the “NBCO Rule”) would not permit common ownership of the properties. In the Local TV Transfer Order the FCC authorized us to provide certain services under SSAs to the Dreamcatcher Stations. In its pending 2014 Quadrennial Review proceeding, the FCC is seeking comment on proposals to adopt reporting requirements for SSAs. We cannot predict the outcome of that proceeding or its effect on our business or operations. Meanwhile, in a public notice released on March 12, 2014, the FCC announced that pending and future transactions involving SSAs will be subject to a higher level of scrutiny if they include a combination of certain operational and economic features. Although we currently have no transactions pending before the FCC that would be subject to such higher scrutiny, this policy could limit our future ability to enter into SSAs or similar arrangements. In a Report and Order issued on April 15, 2014, the FCC amended its rules to treat any Joint Sales Agreement (“JSA”) pursuant to which a television station sells more than 15% of the weekly advertising time of another television station in the same market as an attributable ownership interest subject to the Duopoly Rule. A similar rule already was in effect for radio JSAs. Pursuant to that order and related legislation, existing JSAs that create impermissible duopolies must the unwound or revised to come into compliance by December 19, 2016. We are not a party to any JSAs. An appeal of the FCC’s April 15, 2014 Report and Order is pending before the U.S. Court of Appeals for the District of Columbia Circuit.
In a separate Report and Order and Further Notice of Proposed Rulemaking issued on March 31, 2014, the FCC is seeking comment on whether to eliminate or modify its “network non-duplication” and “syndicated exclusivity” rules, pursuant to which local television stations may enforce their contractual exclusivity rights with respect to network and syndicated programming. In addition, the FCC adopted a rule prohibiting two or more separately owned top-4 stations in a market from negotiating jointly for retransmission consent. A judicial appeal of the FCC’s decision is pending. However, in the STELA Reauthorization Act (“STELAR”), enacted in December 2014, Congress directed the FCC to adopt (within nine months) regulations that will prohibit a television station from coordinating retransmission consent negotiations or negotiating retransmission consent on a joint basis with a separately owned television station in the same market, irrespective of ratings. We do not currently engage in retransmission consent negotiations jointly with any other stations in our markets. We cannot predict the impact of the FCC’s further proposals on our business.
The Communications Act prohibits aliens from owning more than 25% of the equity or voting interests of a broadcast station licensee. The FCC has discretion under the Communications Act to permit foreign parties to own more than 25% of the equity or voting interests of the parent company of a broadcast licensee, but historically has declined to do so. In a Declaratory Ruling released on November 14, 2013, the FCC announced that it will exercise its discretion to consider, on a case-by-case basis, proposals for foreign investment in broadcast licensee parent companies above the 25% benchmark.
FCC rules permit television stations to make an election every three years between either “must-carry” or “retransmission consent” with respect to carriage of their signals on local cable systems and DBS operators. Cable systems and DBS operators are prohibited from carrying the signal of a station electing retransmission consent until a written carriage agreement is negotiated with that station. On December 19, 2014, the FCC issued a notice of proposed rulemaking that would expand the definition of MVPD under the FCC’s rules to include certain “over-the-top” distributors of video programming that stream content to consumers over the open Internet. The proposal, if adopted, could result in changes both to how our television stations’ signals and WGNA are distributed, and to how viewers access our content. We cannot predict the outcome of the rulemaking proceeding or its effect on our business.
The FCC has numerous other regulations and policies that affect its licensees, including rules requiring closed-captioning and video description to assist television viewing by the hearing- and visually-impaired; an equal employment opportunities (“EEO”) rule which, among other things, requires broadcast licensees to implement an equal employment opportunity program and undertake certain outreach initiatives to ensure broad recruitment efforts, and prohibits discrimination by broadcast stations based on age, race, color, religion, national origin or gender; and a requirement that all broadcast station advertising contracts contain nondiscrimination clauses. Licensees are required to collect, submit to the FCC and/or maintain for public inspection extensive documentation regarding various aspects of their station operations. In April 2012, the FCC adopted an order to require television broadcasters to post most of such “public file” materials, including political advertising information for some stations, online at the FCC’s website. Several petitions for reconsideration and a petition for judicial review of the FCC’s order are pending. We cannot predict the timing or outcome of those proceedings. Other decisions permit unlicensed wireless operations on television channels in so-called “White Spaces,” subject to certain requirements. We cannot predict whether such operations will result in interference to broadcast transmissions.
From time to time, the FCC revises existing regulations and policies in ways that could affect our broadcasting operations. In addition, Congress from time to time considers and adopts substantive amendments to the governing communications legislation. For example, legislation was enacted in February 2012 that, among other things, authorizes the FCC to conduct voluntary “incentive auctions” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.75 billion. If some or all of our television stations are required to change frequencies or otherwise modify their operations, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. In a Report and Order issued on June 2, 2014, the FCC adopted rules to implement the incentive auction and repacking and identified additional proceedings it intends to conduct related to the incentive auction. Petitions for reconsideration of certain aspects of these rules remain pending, and the Report and Order is also subject to petitions for judicial review. The FCC has continued to release additional orders related to the repacking and incentive auction. We cannot predict the likelihood, timing or outcome of any FCC regulatory action in this regard or its effect upon our business.
The foregoing does not purport to be a complete summary of all of the provisions of the Communications Act or of the regulations and policies of the FCC thereunder. Proposals for additional or revised regulations and requirements are pending before, and are considered by, Congress and federal regulatory agencies from time to time. We generally cannot predict whether new legislation, court action or regulations, or a change in the extent of application or enforcement of current laws and regulations, would have an adverse impact on our operations.
Corporate Information
We are incorporated in Delaware and our corporate offices are located at 435 North Michigan Avenue, Chicago, Illinois 60611. Our website address is www.tribunemedia.com, and our corporate telephone number is (312) 994-9300. Copies of our key corporate governance documents, code of ethics, and charters of our audit, compensation, and nominating and corporate governance committees are also available on our website www.tribunemedia.com under the heading "Investor Relations.”
We file electronically with the SEC required reports, including Form 8-K, Form 10-Q and Form 10-K and other forms or reports as required. Certain of our officers and directors also file statements of changes in beneficial ownership on Form 4 with the U.S. Securities and Exchange Commission (the “SEC”). The public may read and copy any materials that we have filed with the SEC at the SEC's Public Reference Room located at 100 F Street, NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 800-SEC-0330. Such materials may also be accessed electronically on the SEC's Internet site (www.sec.gov). We make available free of charge on or through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, Section 16 reports and any amendments to these reports in the Investor Relations section of our website as soon as reasonably practicable after such material is electronically filed with or furnished to the SEC.
None of the information contained on, or that may be accessed through, our websites or any other website identified herein is part of, or incorporated into, this Annual Report. All website addresses in this Annual Report are intended to be inactive textual references only.
+ ITEM 1A. RISK FACTORS
You should consider and read carefully all of the risks and uncertainties described below, as well as other information included in this Annual Report, including our consolidated financial statements and related notes. The risks described below are not the only ones facing us. The occurrence of any of the following risks or additional risks and uncertainties not presently known to us or that we currently believe to be immaterial could materially and adversely affect our business, financial condition and results of operations. This Annual Report also contains forward-looking statements and estimates that involve risks and uncertainties. Our actual results could differ materially from those anticipated in the forward-looking statements as a result of specific factors, including the risks and uncertainties described below.
Risks Related to Our Business
We expect advertising demand to continue to be impacted by economic conditions and fragmentation of the media landscape.
Advertising revenue is our primary source of revenue, representing approximately 78% of our broadcasting revenue in 2014. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. National and local economic conditions, particularly in major metropolitan markets, affect the levels of advertising revenue. Changes in gross domestic product, consumer spending, auto sales, housing sales, unemployment rates, job creation, programming content and audience share and rates, as well as federal, state and local election cycles, all impact demand for advertising.
A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Our revenue is sensitive to discretionary spending available to advertisers in the markets we serve, as well as their perceptions of economic trends and uncertainty. Weak economic indicators in various regions across the nation, such as high unemployment rates, weakness in housing and continued uncertainty caused by national and state governments’ inability to resolve fiscal issues in a cost efficient manner to taxpayers may adversely impact advertiser sentiment. These conditions could impair our ability to maintain and grow our advertiser base. In addition, advertising from the automotive, financial, retail and restaurant industries each constitute a large percentage of our advertising revenue. The success of these industries will continue to affect the amount of their advertising spending, which could have an adverse effect on our revenues and results of operations. Furthermore, consolidation across various industries, such as financial institutions and telecommunication companies impacts demand for advertising. Competition from other media, including other broadcasters, cable systems and networks, satellite television and radio, metropolitan, suburban and national newspapers, websites, magazines, direct marketing and solo and shared mail programs, affects our ability to retain advertising clients and raise rates.
Seasonal variations in consumer spending cause our quarterly advertising revenue to fluctuate. Second and fourth quarter advertising revenue is typically higher than first and third quarter advertising revenue, reflecting the slower economic activity in the winter and summer and the stronger fourth quarter holiday season. In addition, due to demand for political advertising spots, we typically experience fluctuations in our revenues between even and odd-numbered years. During elections for various state and national offices, which are primarily in even-numbered years, advertising revenues tend to increase because of political advertising in our markets. Advertising revenues in odd-numbered years tend to be less than in even-numbered years due to the significantly lower level of political advertising in our markets. Even in even-numbered years, levels of political advertising are affected by campaign finance laws and the ability of political candidates and PACs to raise and spend funds, and our advertising revenues could vary substantially based on these factors.
The proliferation of cable and satellite channels, advances in mobile and wireless technology, the migration of television audiences to the Internet and the viewing public’s increased control over the manner and timing of their media consumption through personal video recording devices, have resulted in greater fragmentation of the television viewing audience and a more difficult advertising sales environment. Demand for our products is also a factor in determining advertising rates. For example, ratings points for our television stations and cable channels are among the factors that are weighed when determining advertising rates.
All of these factors continue to contribute to a difficult advertising sales environment and may further adversely impact our ability to grow or maintain our revenues.
Our business operates in highly competitive markets and our ability to maintain market share and generate operating revenues depends on how effectively we compete with existing and new competition.
Our business operates in highly competitive markets. Our television stations compete for audiences and advertising revenue with other broadcast stations as well as with other media such as the Internet, cable and satellite television, and radio. Some of our current and potential competitors have greater financial and other resources than we do. In addition, cable companies and others have developed national advertising networks in recent years that increase the competition for national advertising. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured increasing market share, while aggregate viewership of the major broadcast television networks has declined.
Viewer accessibility is also becoming a factor as is the inability to measure new audiences which could impact advertising rates. Advertising rates are set based upon a variety of factors, including a program’s popularity among the advertiser’s target audience, the number of advertisers competing for the available time, the size and demographic make-up of the market served and the availability of alternative advertising avenues in the market. Our ability to maintain market share and competitive advertising rates depends in part on audience acceptance of our network, syndicated and local programming. Changes in market demographics, the entry of competitive stations into our markets, the transition to new methods and technologies for distributing programming and measuring audiences such as Local People Meters, the introduction of competitive local news or other programming by cable, satellite, Internet, telephone or wireless providers, or the adoption of competitive offerings by existing and new providers could result in lower ratings and adversely affect our business, financial condition and results of operations.
Our television stations generate significant percentages of their advertising revenue from a few categories, including automotive, financial institutions, retail, restaurants and political. As a result, even in the absence of a recession or economic downturn, technological, industry, or other changes specifically affecting these advertising sources could reduce advertising revenues and adversely affect our financial condition and results of operations.
Technological changes in product delivery and storage could adversely affect our business.
Our business is subject to rapid technological change, evolving industry standards, and the emergence of new technologies. Advances in technologies or alternative methods of product delivery or storage, or certain changes in consumer behavior driven by these or other technologies and methods of delivery and storage, could have a negative effect on our business.
For example, devices that allow users to view television programs on a time-delayed basis, technologies that enable users to fast-forward or skip advertisements, such as DVRs, and portable digital devices and technology that enable users to store or make portable copies of programming, may cause changes in consumer behavior that could affect the attractiveness of our offerings to advertisers and adversely affect our revenues. In addition, the availability of pay-per-view and further increases in the use of digital devices, including mobile devices, which allow users to view or listen to content of their own choosing, in their own time and remote locations, while avoiding traditional commercial advertisements or subscription payments, could adversely affect our advertising revenues.
Furthermore, in recent years, the national broadcast networks have streamed their programming on the Internet and other distribution platforms in close proximity to network programming broadcast on local television stations, including those that we own. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by our local television stations and could adversely affect the business, financial condition and results of operations of our stations.
We may not be able to adequately protect our intellectual property and other proprietary rights that are material to our business, or to defend successfully against intellectual property infringement claims by third parties.
Our business relies on a combination of patented and patent-pending technology, trademarks, trade names, copyrights, and other proprietary rights, as well as contractual arrangements, including licenses, to establish and protect our technology, intellectual property and brand names. We believe our proprietary technology, trademarks and other intellectual property rights are important to our continued success and our competitive position. Any impairment of any such intellectual property or brands could adversely impact the results of our operations or financial condition.
We seek to limit the threat of content piracy; however, policing unauthorized use of our broadcasts, products and services and related intellectual property is often difficult and the steps taken by us may not in every case prevent the infringement by unauthorized third parties. Developments in technology increase the threat of content piracy by making it easier to duplicate and widely distribute pirated material. Our use of contractual provisions, confidentiality procedures and agreements, and trademark, copyright, unfair competition, trade secret and other laws to protect our intellectual property rights and proprietary technology may not be adequate. Litigation may be necessary to enforce our intellectual property rights and protect our proprietary technology, or to defend against claims by third parties that the conduct of our businesses or our use of intellectual property infringes upon such third party’s intellectual property rights. Protection of our intellectual property rights is dependent on the scope and duration of our rights as defined by applicable laws in the U.S. and abroad and the manner in which those laws are construed. If those laws are drafted or interpreted in ways that limit the extent or duration of our rights, or if existing laws are changed, our ability to generate revenue from intellectual property may decrease, or the cost of obtaining and maintaining rights may increase. There can be no assurance that our efforts to enforce our rights and protect our products, services and intellectual property will be successful in preventing content piracy.
Furthermore, any intellectual property litigation or claims brought against us, whether or not meritorious, could result in substantial costs and diversion of our resources, and there can be no assurances that favorable final outcomes will be obtained in all cases. The terms of any settlement or judgment may require us to pay substantial amounts to the other party or cease exercising our rights in such intellectual property. In addition, we may have to seek a license to continue practices found to be in violation of a third party’s rights, which may not be available on reasonable terms, or at all. Our business, financial condition or results of operations may be adversely affected as a result.
The availability and cost of quality network, syndicated and sports programming may impact television ratings.
Most of our stations’ programming is acquired from outside sources, including the networks with which our stations are affiliated. The cost of network and syndicated programming represents a significant portion of television operating expenses. Network programming is dependent on our ability to maintain our existing network affiliations and the continued existence of such networks. Syndicated programming costs are impacted largely by market factors, including demand from other stations within the market, cable channels and other distribution vehicles. Availability of syndicated programming depends on the production of compelling programming and the willingness of studios to offer the programming to unaffiliated buyers. The cost and availability of local sports programming is impacted by competition from regional sports cable networks and other local broadcast stations. Our inability to continue to acquire or produce affordable programming for our stations could adversely affect operating results or our financial condition.

The loss or modification of our network affiliation agreements could have a material and adverse effect on our results of operations.
The non-renewal or termination of our network affiliation agreements would prevent us from being able to carry programming of the relevant network and this loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues. Currently, we have 14 stations affiliated with FOX, 13 stations affiliated with CW, 6 stations affiliated with CBS, 3 stations affiliated with ABC and 2 stations affiliated with NBC. We periodically renegotiate our major network affiliation agreements. We cannot predict the outcome of any future negotiations relating to our affiliation agreements or what impact, if any, they may have on our financial condition and results of operations. The non-renewal or termination of any of our network affiliation agreements would prevent us from being able to carry programming of the relevant network. This loss of programming would require us to obtain replacement programming, which may involve higher costs and which may not be as attractive to our target audiences, resulting in reduced revenues. Upon the termination of any of our network affiliation agreements, we would be required to establish a new network affiliation agreement for the affected station with another network or operate as an independent station.
Original programming is generally more expensive than other forms of programming and viewership by the public is difficult to predict, which could lead to fluctuations in revenues and profitability.
The production and distribution of original television series content, such as the content produced or co-produced by Tribune Studios, generally requires a larger up-front investment than other forms of programming and the revenues derived from the airing and distribution of an original television series or other similar content depend primarily upon its acceptance by the public, which is difficult to predict. The commercial success of original content generally depends upon the quality and acceptance of other competing content released into the marketplace at or near the same time, the availability of a growing number of alternative forms of entertainment and leisure time activities, general economic conditions and their effects on consumer spending and other tangible and intangible factors, all of which can change and cannot be predicted with certainty. Audience ratings for a television series are generally a key factor in generating future revenues from other distribution channels, such as domestic and international syndication and video on demand. Further, if our original television programming is unsuccessful, it could impact our ability to renegotiate favorable retransmission consent and carriage fee agreements with cable, satellite and other MVPDs.
We must purchase television programming based on expectations about future revenues. Actual revenues may be lower than our expectations.
One of our most significant costs is television programming. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising time to cover the costs of the program. Since we generally purchase programming content from others rather than producing such content ourselves, we have limited control over the costs of the programming. Often we must purchase programming several years in advance and may have to commit to purchase more than one year’s worth of programming. We may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred or before we have fully amortized the costs. Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues. These factors are exacerbated during weak advertising markets. Additionally, our business is subject to the popularity of the programs provided by the networks with which we have network affiliation agreements or which provide us programming.
We may not be able to renegotiate retransmission consent agreements on terms comparable to or more favorable than our current agreements.
We depend in part upon retransmission consent and carriage fees from cable, satellite and other MVPDs, which pay those fees in exchange for the right to retransmit our broadcast programming and the right to receive the WGN America signal from our affiliate, Tower Distribution Company. These retransmission consent and carriage fees represented approximately 17% of our 2014 broadcasting revenues. As these “retransmission consent” and signal distribution agreements expire, we may not be able to renegotiate such agreements at terms similar to or more favorable than our current agreements. Our inability to renegotiate retransmission consent agreements on terms comparable to or more favorable than our current agreements may cause revenues or revenue growth from our retransmission consent agreements to decrease under the renegotiated terms. Furthermore, fees under our retransmission consent agreements are typically generated on a per-subscriber basis and if an MVPD with which we have a retransmission consent agreement loses subscribers, our revenues would be adversely affected.
We could be faced with additional tax-related liabilities of approximately $300 million if the IRS prevails on a proposed income tax audit adjustment. We may also face additional tax liabilities stemming from an ongoing tax audit.
We are subject to both federal and state income taxes and are regularly audited by federal and state taxing authorities. Significant judgment is required in evaluating our tax positions and in establishing appropriate reserves. We analyze our tax positions and reserves on an ongoing basis and make adjustments when warranted based on changes in facts and circumstances. While we believe our tax positions and reserves are reasonable, the resolution of our tax issues are unpredictable and could negatively impact our effective tax rate, net income or cash flows for the period or periods in question. Specifically, we may be faced with additional tax liabilities for the transactions contemplated by the agreement, dated May 11, 2008, between us and CSC Holdings, Inc. (“CSC”) and NMG Holdings, Inc., to form a new limited liability company (the “Newsday Transactions”), and the transactions contemplated by the agreement, dated August 21, 2009, between us and Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC), and its subsidiaries (collectively, “New Cubs LLC”), governing the contribution of certain assets and liabilities related to the business of the Chicago Cubs Major League Baseball franchise owned by us and our subsidiaries to New Cubs LLC, and related agreements thereto (the “Chicago Cubs Transactions”).
In March 2013, the Internal Revenue Service (“IRS”) issued its audit report on our federal income tax return for 2008 which concluded that the gain from the Newsday Transactions should have been included in our 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax through December 28, 2014 would be $30 million. We disagree with the IRS’s position and have timely filed our protest in response to the IRS’s proposed tax adjustments. We are contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, we would also be subject to $31 million, net of tax benefits, of state income taxes and related interest through December 28, 2014.
Separately, the IRS is currently auditing our 2009 federal income tax return which includes the Chicago Cubs Transactions. We expect the IRS audit to be concluded during 2015. If the gain on the Chicago Cubs Transactions is deemed by the IRS to be taxable in 2009, the federal and state income taxes would be approximately $225 million before interest and penalties.
Both potential liabilities are substantial. We do not maintain any tax reserves related to the Newsday Transactions or the Chicago Cubs Transactions. Our consolidated balance sheet as of December 28, 2014 includes deferred tax liabilities of $110 million and $174 million related to the future recognition of taxable income and gain from the Newsday Transactions and the Chicago Cubs Transactions, respectively.
We may not be able to access the credit and capital markets at the times and in the amounts needed and on acceptable terms.
From time to time, we may need to access the long-term and short-term capital markets to obtain financing. Our access to, and the availability of, financing on acceptable terms and conditions in the future will be impacted by many factors, including, but not limited to: (1) our financial performance, (2) our credit ratings or absence of such ratings, (3) the liquidity of the overall capital markets, including but not limited to potential investors for a prospective financing, (4) the overall state of the economy, and (5) the prospects for our Company and the sectors in which we compete. There can be no assurance that we will have access to the capital markets on terms acceptable to us.

We may incur significant costs to address contamination issues at sites owned, operated or used by our business.
We may incur costs in connection with the investigation or remediation of contamination at sites currently or formerly owned or operated by us. Historical operations at these sites may have resulted in releases of hazardous materials to soil or groundwater. In addition, we could be required to contribute to cleanup costs at third-party waste disposal facilities at which wastes were disposed. In connection with the Publishing Spin-off, Tribune Publishing agreed to indemnify us for costs related to certain identified contamination issues at sites owned, operated or used by the Publishing Business. In turn, we agreed to indemnify Tribune Publishing for certain other environmental liabilities. Environmental liabilities, including investigation and remediation obligations, could adversely affect our operating results or financial condition.
Adverse results from litigation or governmental investigations can impact our business practices and operating results.
From time to time, we could be party to litigation and regulatory, environmental and other proceedings with governmental authorities and administrative agencies. Adverse outcomes in lawsuits or investigations may result in significant monetary damages or injunctive relief that may adversely affect our operating results or financial condition as well as our ability to conduct our businesses as they are presently being conducted.
We may not achieve the acquisition component of our business strategy, or successfully complete strategic acquisitions, investments or divestitures.
We continuously evaluate our businesses and, as part of our strategic plan, make strategic acquisitions and investments, either individually or with partners, and divestitures. These transactions involve operational challenges and risks in negotiation, execution, valuation and integration. There can be no assurance that any such acquisitions, investments or divestitures can be completed.
We expect acquisitions will continue to be an important component of our business strategy. In particular, the success of Tribune Digital Ventures, which operates in an industry subject to rapid innovation and technological change, is dependent on our ability to identify acquisition opportunities, including in international markets, and successfully execute and integrate such businesses and technologies on a cost-efficient and timely basis. However, there can be no assurance that we will be able to grow our business, or any segment thereof, through acquisitions, that any businesses acquired will perform in accordance with expectations or that business judgments concerning the value, strengths and weaknesses of businesses acquired will prove to be correct. Future acquisitions may result in the issuance of shares of our capital stock, the incurrence of indebtedness, assumption of contingent liabilities, an increase in interest and amortization expense and significant charges relative to integration. Our strategy could be impeded if we do not identify suitable acquisition candidates and our financial condition and results of operations may be adversely affected if we are unable to generate adequate financial returns on such acquisitions. Even if successfully negotiated, closed and integrated, certain acquisitions or investments may prove not to advance our business strategy and may fall short of expected returns.
Acquisitions involve a number of risks, including:

•	problems implementing disclosure controls and procedures for the newly acquired business;

•	the challenges in achieving strategic objectives, cost savings and other anticipated benefits;

•	unforeseen difficulties extending internal control over financial reporting and performing the required assessment at the newly acquired business;

•	potential adverse short-term effects on operating results through increased costs or otherwise;

•	potential future impairments of goodwill associates with the acquired business;

•	diversion of management’s attention or failure to recruit new, and retain existing, key personnel of the acquired business;

•	failure to successfully implement technological integration;

•	exceeding the capability of our technology infrastructure and applications; and

•
the risks inherent in the technology environment of the acquired business and risks associated with unanticipated events or liabilities, any of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may not be able to obtain financing necessary to complete acquisitions on attractive terms or at all.
We may be unsuccessful in expanding our operations internationally.
With the Gracenote acquisition in January 2014, we expanded our geographic reach in the TV data market in key international markets, but risks will remain as we continue to expand globally. Our ability to expand internationally involves various risks, including the need to invest resources in these markets, and the possibility that there may not be returns on these investments in the near future or at all. In addition, we have incurred and may in the future incur expenses before we generate any material revenue in these new markets. For example, the strength of our technology and databases rely on an experienced workforce spread across offices internationally, and as such, compensation expenses will remain a large component of our cost base. We have limited experience in selling our solutions in international markets or in conforming to local cultures, standards or policies, and international expansion will require significant management attention. We may not be able to compete successfully in these international markets. Different media, censorship, and liability standards and regulations and different intellectual property laws and enforcement practices in foreign countries may cause our business and operating results to suffer.
Any future international operations may fail to succeed due to risks inherent in foreign operations, including:

•	different technological solutions for digital products and services than those used in the United States;

•	varied, unfamiliar and unclear legal and regulatory restrictions;

•	unexpected changes in international regulatory requirements and tariffs;

•	Foreign Corrupt Practices Act compliance and related risks;

•	difficulties in staffing and managing foreign operations;

•	currency fluctuations; and

•	potential adverse tax consequences.
As a result of these obstacles, we may find it difficult or prohibitively expensive to grow our business internationally or we may be unsuccessful in our attempt to do so, which could harm our future operating results and financial condition.
The costs and difficulties of realizing the expected benefits from the Local TV Acquisition could impede our future growth and adversely affect our competitiveness.
On December 27, 2013, we completed the Local TV Acquisition, principally funded by our Secured Credit Facility (as defined in “—Risks Related to Our Indebtedness” below). The ultimate success of the Local TV Acquisition will depend, in part, on our ability to realize all or some of the anticipated benefits from integrating Local TV’s business with our existing business. We may not realize the expected benefits from the Local TV Acquisition due to significant challenges and risks, including failure to implement our business plan for the combined business, our inability to achieve operating synergies anticipated from the acquisition, or our inability to program the acquired stations to successfully generate ratings and advertising revenue.
We may not be able to maintain levels of revenue, earnings or operating efficiency that each of us and Local TV had achieved or might achieve separately. As a result, the anticipated benefits of the Local TV Acquisition may not be realized fully, or at all, or may take longer to realize than expected.

The financial performance of our equity method investments could adversely impact our results of operations.
We have investments in businesses that we account for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our statement of operations under “Income on equity investments, net,” which contributes to our Income before income taxes. In fiscal 2014, our income from equity investments, net was approximately $237 million and we received approximately $370 million in cash distributions from our equity investments. If the earnings or losses of our equity investments are material in any year, those earnings or losses may have a material effect on our net income and financial condition and liquidity. We do not control the day to day operations of our equity method investments, nor have the ability to cause them to pay dividends or make other payments or advances to their stockholders, including us, and thus the management of these businesses could impact our results of operations. Additionally, these businesses are subject to laws, regulations, market conditions and other risks inherent in their operations. Any of these factors could adversely impact our results of operations and the value of our investment.
Adverse conditions in the capital markets and/or lower long-term interest rates, changes in actuarial assumptions and legislative or other regulatory actions could substantially increase our pension costs, placing greater liquidity needs upon our operations.
We maintain four single-employer defined benefit plans, including the Tribune Company Cash Balance Pension Plan, three of which are frozen. These plans were underfunded by $469 million as of December 28, 2014 as measured in accordance with generally accepted accounting standards and using a discount rate of 4.0%.
The excess of our benefit obligations over pension assets is expected to give rise to required pension contributions over the next several years. Legislation enacted in the second quarter of 2012 mandated a change in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans, which have an impact of applying a higher discount rate to determine the projected benefit obligations for funding and current long-term interest rates. Also, the Pension Relief Act of 2010 (“PRA”) provided relief in the funding requirements of such plans. However, even with the relief provided by these legislative rules, we expect future contributions to be required under our qualified pension plans. In addition, adverse conditions in the capital markets and/or lower long-term interest rates may result in greater annual contribution requirements, placing greater liquidity needs upon our operations.
Our ability to operate effectively could be impaired if we fail to attract and retain our executive officers.
Our success depends, in part, upon the continuing contributions of our executive officers and other key personnel, including our President and Chief Executive Officer, Peter Liguori. The loss of the services of any of our executive officers or the failure to attract other executive officers could have a material adverse effect on our business or our business prospects. In addition, as we continue to grow, we cannot guarantee that we will continue to attract the personnel we need to maintain our competitive position, and the incentives to attract, retain and motivate employees provided by our equity awards or by future arrangements, such as through cash bonuses, may not be as effective as in the past. If we do not succeed in attracting, hiring, and integrating excellent personnel, or retaining and motivating existing personnel, we may be unable to grow effectively.
Labor strikes, lockouts and protracted negotiations can lead to business interruptions and increased operating costs.
As of December 28, 2014, union employees comprised approximately 18% of our workforce. We are required to negotiate collective bargaining agreements across our business units on an ongoing basis. Complications in labor negotiations can lead to work slowdowns or other business interruptions and greater overall employee costs. If we or our suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by disrupting our operations. Depending on its duration, any lockout, strike or work stoppage may have an adverse effect on our operating revenues, cash flows or operating income or the timing thereof.

Events beyond our control may result in unexpected adverse operating results.
Our results could be affected in various ways by global or domestic events beyond our control, such as wars, political unrest, acts of terrorism, and natural disasters such as tropical storms, tornadoes and hurricanes. Such events may result in a loss of technical facilities for an unknown period of time and may quickly result in significant declines in advertising revenues even if we do not experience a loss of technical facilities.
The value of our existing goodwill and other intangible assets may become impaired, depending upon future operating results.
Goodwill and other intangible assets are a significant component of our consolidated total assets. We annually review for impairment in the fourth quarter of each year. The estimated fair values of the reporting units to which goodwill has been allocated are determined using many critical factors, including projected future operating cash flows, revenue and market growth, market multiples, discount rates and consideration of market valuations of comparable companies. The estimated fair values of other intangible assets subject to the annual impairment review, which include FCC licenses, are generally calculated based on projected future discounted cash flow analyses. The development of estimated fair values requires the use of assumptions, including assumptions regarding revenue and market growth as well as specific economic factors in the broadcasting industry. These assumptions reflect our best estimates, but these items involve inherent uncertainties based on market conditions generally outside of our control.
Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in non-cash impairment charges in the future.
Changes in accounting standards can significantly impact reported earnings and operating results.
Generally accepted accounting principles and accompanying pronouncements and implementation guidelines for many aspects of our business, including those related to revenue recognition, intangible assets, pensions, income taxes and broadcast rights, are complex and involve significant judgments. Changes in these rules or their interpretation may significantly change our reported earnings and operating results.
Risks Related to Regulation
Changes in U.S. communications laws or other regulations may have an adverse effect on our business operations and asset mix.
The television and radio broadcasting industry is subject to extensive regulation by the FCC under the Communications Act. For example, we are required to obtain licenses from the FCC to operate our radio and television stations with maximum terms of eight years, renewable upon application. We cannot assure you that the FCC will approve our future license renewal applications or that the renewals will be for full terms or will not include special operating conditions or qualifications. The non-renewal, or renewal with substantial conditions or modifications, of one or more of our licenses could have a material adverse effect on our revenues.
The U.S. Congress and the FCC currently have under consideration, and may in the future adopt, new laws, regulations and policies regarding a wide variety of matters that could, directly or indirectly, affect the operation of our radio and television properties. For example, from time to time, proposals have been advanced in the U.S. Congress and at the FCC to shorten license terms for broadcast stations to less than eight years, to mandate the origination of certain levels and types of local programming, or to require radio and television broadcast stations to provide free advertising time to political candidates.
Federal legislation was enacted in February 2012 that, among other things, authorizes the FCC to conduct voluntary “incentive auctions” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.75 billion. If some or all of our television stations are required to change frequencies or otherwise modify their operations, our stations could incur substantial conversion costs, or reduction in over-the-air signal coverage. In a report and order issued on June 2, 2014, the FCC adopted rules for an incentive auction and a repacking of the television band. This report and order is subject to judicial review and petitions for reconsideration by the FCC; meanwhile, the FCC has released additional orders and is conducting additional rulemaking proceedings to implement the legislation. We cannot predict the likelihood, timing or outcome of any FCC regulatory action in this regard or its impact upon our business.
New laws or regulations that eliminate or limit the scope of retransmission consent or “must carry” rights could significantly reduce our ability to obtain carriage and therefore revenues.
A number of entities have commenced operation, or announced plans to commence operation of IPTV, using digital subscriber line, fiber optic to the home and other distribution technologies. In most cases, we have entered into retransmission consent agreements with such entities for carriage of our eligible stations. However, the issue of whether those services are subject to cable television regulations, including must carry or retransmission consent obligations, has not been resolved. If IPTV systems gain a significant share of the video distribution marketplace, and new laws and regulations fail to provide adequate must carry and/or retransmission consent rights, our ability to distribute our programming to the maximum number of potential viewers will be limited and consequently our revenue potential will be limited.
In March 2011, the FCC initiated a formal rulemaking proceeding to evaluate the proposals raised in a 2010 petition by certain cable system and DBS operators and more broadly to review its retransmission consent rules. Acknowledging its limited jurisdiction, the FCC solicited comments on a series of preliminary proposals concerning or affecting retransmission consent negotiations. In March 2014, the FCC adopted a rule prohibiting two or more separately owned top-4 stations in a market from negotiating jointly for retransmission consent. That decision is subject to judicial review. However, in the STELAR, enacted in December 2014, Congress directed the FCC to adopt (within nine months) regulations that will prohibit a television station from coordinating retransmission consent negotiations or negotiating retransmission consent on a joint basis with a separately owned television station in the same market, irrespective of ratings. Also in March 2014, the FCC sought comment on whether to eliminate or modify its “network non-duplication” and “syndicated exclusivity” rules, pursuant to which local television stations may invoke FCC processes to enforce their contractual exclusivity rights with respect to their network and syndicated programming. This proceeding remains pending, and the other proposals raised in the March 2011 notice of proposed rulemaking may be the subject of future FCC action. We cannot predict the outcome of the proceeding.
Ownership restrictions could adversely impact our operations.
Under the FCC’s Duopoly Rule, we may own up to two television stations within the same DMA (i) provided certain specified signal contours of the stations do not overlap, (ii) where certain specified signal contours of the stations overlap but, at the time the station combination was created, no more than one of the stations was a top 4-rated station and the market would continue to have at least eight independently-owned full power stations after the station combination is created or (iii) where certain waiver criteria are met. We own duopolies permitted under the “top-4/8 voices” test in the Seattle, Denver, St. Louis, Indianapolis, Oklahoma City and New Orleans DMAs. The Indianapolis duopoly is permitted under the Duopoly Rule because it met the top-4/8 voices test at the time we acquired WTTV(TV)/WTTK(TV) in July 2002. Duopoly Rule waivers granted in connection with the FCC’s approval of the Plan or the Local TV Transfer Order authorize our ownership of duopolies in the Hartford-New Haven and Fort Smith-Fayetteville DMAs, and full power “satellite” stations in the Denver and Indianapolis DMAs. In its Quadrennial Review of the ownership rules commenced in March 2014, the FCC sought comment on, among other things, whether it should make changes to the Duopoly Rule or related waiver standards. We cannot predict the outcome of this proceeding or its impact on our operations.
The FCC’s “National Television Multiple Ownership Rule” prohibits us from owning television stations that, in the aggregate, reach more than 39% of total U.S. television households, subject to the UHF Discount. In a pending rulemaking proceeding, the FCC has proposed to repeal the UHF Discount but to grandfather existing combinations that exceed the 39% cap. Under the FCC’s proposal, absent a waiver, a grandfathered station group would have to come into compliance with the modified cap upon a sale or transfer of control. If adopted as proposed, the elimination of the UHF Discount would affect our ability to acquire additional television stations (including the Dreamcatcher stations that are the subject of certain option rights held by us). We cannot predict whether the FCC will repeal the UHF Discount.

The NBCO Rule prohibits the common ownership of an attributable interest in a daily newspaper and a broadcast station in the same market. Our attributable television/newspaper interest in the New York market (together with our former television/newspaper combinations in the Los Angeles, Miami-Fort Lauderdale and Hartford-New Haven markets) was granted a temporary waiver of the NBCO Rule in connection with the FCC’s approval of the Plan. (Our former Chicago market radio/television/newspaper combination was permanently grandfathered by the FCC in the same order.) On November 12, 2013, we filed with the FCC a request for extension of the temporary NBCO Rule waiver granted in connection with its approval of the Plan. That request is pending. Meanwhile, in its pending Quadrennial Review of the media ownership rules, the FCC is considering a proposal that would modify the NBCO Rule by establishing a favorable presumption with respect to certain daily newspaper/broadcast combinations in the 20 largest markets and a rebuttable negative presumption with respect to such combinations in all other markets. The proceeding is pending. We cannot predict the outcome of this proceeding or whether the FCC will allow our existing temporary waiver to remain in effect pending the conclusion of the proceeding.
Under FCC policy and precedent a television station or newspaper publisher may provide certain operational support and other services to a separately-owned television station in the same market pursuant to a SSA where the Duopoly Rule or NBCO Rule would not permit common ownership of the properties. In the Local TV Transfer Order, the FCC authorized us to provide services (not including advertising sales) under SSAs to the Dreamcatcher stations. In its pending 2014 Quadrennial Review proceeding, the FCC is seeking comment on proposals to adopt reporting requirements for SSAs. We cannot predict the outcome of that proceeding or its effect on our business or operations. Meanwhile, in a public notice released on March 12, 2014, the FCC announced that pending and future transactions involving SSAs will be subject to a higher level of scrutiny if they include a combination of certain operational and economic features. Although we currently have no transactions pending before the FCC that would be subject to such higher scrutiny, this policy could limit our future ability to enter into SSAs or similar arrangements. In a Report and Order issued on April 15, 2014, the FCC amended its rules to treat any JSA pursuant to which a television station sells more than 15% of the weekly advertising time of another television station in the same market as an attributable ownership interest subject to the Duopoly Rule. A similar rule already was in effect for radio JSAs. Pursuant to that order and related legislation, existing JSAs that create impermissible duopolies must be unwound or revised to come into compliance by December 19, 2016. We are not a party to any JSAs. Judicial review of the April 15, 2014 Report and Order is pending.
Regulation related to our licenses could adversely impact our results of operations.
The FCC has numerous other regulations and policies that affect its licensees, including rules requiring closed-captioning and video description to assist television viewing by the hearing- and visually-impaired; an EEO rule which, among other things, requires broadcast licensees to implement an equal employment opportunity program and undertake certain outreach initiatives to ensure broad recruitment efforts, and prohibits discrimination by broadcast stations based on age, race, color, religion, national origin or gender; and a requirement that all broadcast station advertising contracts contain nondiscrimination clauses.
Licensees are required to collect, submit to the FCC and/or maintain for public inspection extensive documentation regarding a number of aspects of their station operations. In April 2012, the FCC adopted an order to require television broadcasters to post most of the material in their existing public inspection files, including political advertising information, online at the FCC’s website. The April 2012 order applies only to commercial and non-commercial television stations, but not to radio stations. In December 2014, the FCC proposed to expand the on-line public file requirements to radio stations. We cannot predict the outcome or timing of FCC action in this proceeding.
WGN America is distributed outside of the Chicago market as a “superstation” under applicable copyright and communications laws. The statutory copyright licenses necessary to distribute WGN America as a superstation on the satellite television carriers DirecTV and DISH were renewed until December 31, 2019, pursuant to STELAR, enacted in December 2014. WGN America is currently undergoing a transformation from a superstation to a fully distributed general entertainment cable channel.

Increased enforcement or enhancement of FCC indecency and other program content rules could have an adverse effect on our businesses and results of operations.
FCC rules prohibit the broadcast of obscene material at any time and/or indecent or profane material on television or radio broadcast stations between the hours of 6 a.m. and 10 p.m. Several years ago, the FCC stepped up its enforcement activities as they apply to indecency, and has indicated that it would consider initiating license revocation proceedings for “serious” indecency violations. In the past several years, the FCC has found indecent content in a number of cases and has issued fines to the offending licensees. The current maximum permitted fines per station if the violator is determined by the FCC to have broadcast obscene, indecent or profane material are $325,000 per incident and $3 million for a continuing violation, and the amount is subject to periodic adjustment for inflation. Fines have been assessed on a station-by-station basis, so that the broadcast of network programming containing allegedly indecent or profane material has resulted in fines levied against each station affiliated with that network which aired the programming containing such material. In June 2012, the U.S. Supreme Court struck down, on due process grounds, FCC Notices of Apparent Liability issued against stations affiliated with the FOX and ABC television networks in connection with their broadcast of “fleeting” or brief broadcasts of expletives or nudity and remanded the case to the FCC for further proceedings consistent with the U.S. Supreme Court’s opinion. In September 2012, the Chairman of the FCC directed FCC staff to commence a review of the FCC’s indecency policies, and to focus indecency enforcement on egregious cases while reducing the backlog of pending broadcast indecency complaints. On April 1, 2013, the FCC issued a public notice seeking comment on whether the FCC should make changes to its current broadcast indecency policies or maintain them as they are. The proceeding to review the FCC’s indecency policies is pending, and we cannot predict the timing or outcome of the proceeding. The determination of whether content is indecent is inherently subjective and therefore it can be difficult to predict whether particular content could violate indecency standards, particularly where programming is live and spontaneous. Violation of the indecency rules could lead to sanctions that may adversely affect our business and results of operations.
Direct or indirect ownership of our securities could result in the violation of the FCC’s media ownership rules by investors with “attributable interests” in certain other television stations or other media properties in the same market as one or more of our broadcast stations.
Under the FCC’s media ownership rules, a direct or indirect owner of our securities could violate the FCC’s structural media ownership limitations if that person owned or acquired an “attributable” interest in certain other television stations nationally or in certain types of media properties in the same market as one or more of our broadcast stations. Under the FCC’s “attribution” policies the following relationships and interests generally are cognizable for purposes of the substantive media ownership restrictions: (1) ownership of 5% or more of a media company’s voting stock (except for investment companies, insurance companies and bank trust departments, whose holdings are subject to a 20% voting stock benchmark); (2) officers and directors of a media company and its direct or indirect parent(s); (3) any general partnership or limited liability company manager interest; (4) any limited partnership interest or limited liability company member interest that is not “insulated,” pursuant to FCC-prescribed criteria, from material involvement in the management or operations of the media company; (5) certain same-market time brokerage agreements; (6) certain same-market joint sales agreements; and (7) under the FCC’s “equity/debt plus” standard, otherwise non-attributable equity or debt interests in a media company if the holder’s combined equity and debt interests amount to more than 33% of the “total asset value” of the media company and the holder has certain other interests in the media company or in another media property in the same market. As noted above, however, in March 2014, the FCC announced that transactions involving SSAs and similar agreements will be subject to a higher level of scrutiny if they include a combination of certain operational and economic features. In addition, in its pending 2014 Quadrennial Review proceeding, the FCC is seeking comment on proposals to adopt reporting requirements for SSAs. Investors in our common stock should consult with counsel before making significant investments in Tribune or other media companies.

Risks Related to Our Indebtedness
We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future, react to changes in our business and satisfy our obligations.
As of December 28, 2014, we had total indebtedness of approximately $3.5 billion and our interest expense included in income from continuing operations for the year ended December 28, 2014 was $158 million. In addition, we are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to our investors, including:

•
making it more difficult for us to satisfy our obligations with respect to our $4.1 billion secured credit facility entered into by us and certain of our operating subsidiaries as guarantors, with a syndicate of lenders led by JPMorgan in connection with the Local TV Acquisition (the “Secured Credit Facility”), consisting of a $3.8 billion term loan facility (the “Term Loan Facility”) and a $300 million revolving credit facility (the “Revolving Credit Facility”), and our other debt;

•	limiting our ability to obtain additional financing to fund future working capital, capital expenditures, acquisitions or other general corporate requirements;

•
requiring a substantial portion of our cash flows to be dedicated to debt service payments instead of other purposes, thereby reducing the amount of cash flows available for working capital, capital expenditures, acquisitions and other general corporate purposes;

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including borrowings under the Secured Credit Facility, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt and more favorable terms and thereby affecting our ability to compete; and

•	increasing our cost of borrowing.

We may not be able to generate sufficient cash to service our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
Our ability to make scheduled payments on or refinance our debt obligations will depend on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and to financial, business, legislative, regulatory and other factors beyond our control. We might not be able to maintain a level of cash flows from operating activities sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.
Certain factors that may cause our revenues and operating results to vary include, but are not limited to:

•	discretionary spending available to advertisers and consumers;

•	technological change in the broadcasting industry;

•	shifts in consumer habits and advertising expenditures toward digital media; and

•	changes in the regulatory landscape.
One or a number of these factors could cause a decrease in the amount of our available cash flow, which would make it more difficult for us to make payments under the Secured Credit Facility or any other indebtedness. For additional information regarding the risks to our business that could impair our ability to satisfy our obligations under our indebtedness, see “—Risks Related to Our Business.”

If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The agreements governing our indebtedness restrict our ability to dispose of assets and use the proceeds from those dispositions and also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. In addition, under the Secured Credit Facility, we are subject to mandatory prepayments on our Term Loan Facility from a portion of our excess cash flows, which may be stepped down upon the achievement of specified first lien leverage ratios. To the extent that we are required to prepay any amounts under our Term Loan Facility, we may have insufficient cash to make required principal and interest payments on other indebtedness.
In addition, we conduct substantially all of our operations through our subsidiaries, some of which are not guarantors of the Secured Credit Facility or our other indebtedness. Accordingly, repayment of our indebtedness, including the Secured Credit Facility, is dependent on the generation of cash flow by our subsidiaries and their ability to make such cash available to us, by dividend, debt repayment or otherwise. Unless they are guarantors of the Secured Credit Facility or our other indebtedness, our subsidiaries do not have any obligation to pay amounts due on the Secured Credit Facility or our other indebtedness or to make funds available for that purpose. Our subsidiaries may not be able to, or may not be permitted to, make distributions to enable us to make payments in respect of our indebtedness, including the Secured Credit Facility. Each subsidiary is a distinct legal entity, and, under certain circumstances, legal and contractual restrictions may limit our ability to obtain cash from our subsidiaries. While the Secured Credit Facility will limit the ability of our subsidiaries to incur consensual restrictions on their ability to pay dividends or make other intercompany payments to us, these limitations are subject to qualifications and exceptions. In the event that we do not receive distributions from our subsidiaries, we may be unable to make required principal and interest payments on our indebtedness, including the Secured Credit Facility.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under our indebtedness.
If we cannot make scheduled payments on our debt, we will be in default and lenders could declare all outstanding principal and interest to be due and payable, the lenders under the Revolving Credit Facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their loans and we could be forced into bankruptcy or liquidation. All of these events could result in you losing some or all of the value of your investment.
A downgrade, suspension or withdrawal of the rating assigned by a rating agency to us or the Term Loan Facility, if any, could cause the liquidity or market value of the term loans to decline.
The Term Loan Facility has been rated by nationally recognized rating agencies and may in the future be rated by additional rating agencies. We cannot assure you that any rating assigned will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant. Any downgrade, suspension or withdrawal of a rating by a rating agency (or any anticipated downgrade, suspension or withdrawal) could reduce the liquidity or market value of the term loans.
Any future lowering of our ratings may make it more difficult or more expensive for us to obtain additional debt financing. If any credit rating initially assigned to the Term Loan Facilities is subsequently lowered or withdrawn for any reason, you may lose some or all of the value of your investment.

Despite our substantial indebtedness, we and our subsidiaries may be able to incur substantially more debt. This could further exacerbate the risks to our financial condition described above.
We and our subsidiaries may incur significant additional indebtedness in the future. Although the Secured Credit Facility contains restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, the Revolving Credit Facility provides for commitments of $300 million, which as of December 28, 2014 were undrawn, except for $27 million of outstanding letters of credit. Additionally, the indebtedness under the Secured Credit Facility may be increased by an amount equal to the greater of (x) $1.0 billion and (y) the maximum amount that would not cause our net first lien leverage ratio (treating debt incurred in reliance of this basket as secured on a first lien basis whether or not so secured), as determined pursuant to the Secured Credit Facility, to exceed 4.50 to 1.00, subject to certain conditions. If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase.
The terms of the agreements governing our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions, which could harm our long-term interests.
The agreements governing our indebtedness contain a number of restrictive covenants that impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interests, including restrictions on our ability to:

•	incur additional indebtedness and guarantee indebtedness;

•	pay dividends or make other distributions in respect of, or repurchase or redeem, capital stock;

•	prepay, redeem or repurchase subordinated debt;

•	make loans and investments;

•	sell or otherwise dispose of assets;

•	incur liens;

•	enter into transactions with affiliates;

•	acquire new businesses;

•	alter the businesses we conduct;

•	designate any of our subsidiaries as unrestricted subsidiaries;

•	enter into agreements restricting our subsidiaries’ ability to pay dividends or make other intercompany transfers;

•	consolidate, merge or sell all or substantially all of our assets; and

•	amend subordinated debt agreements.
In addition, the restrictive covenants in the Secured Credit Facility require us to maintain a net first lien leverage ratio, which shall only be applicable to the Revolving Credit Facility and will be tested at the end of each fiscal quarter if revolving loans, swingline loans and outstanding unpaid letters of credit (other than undrawn letters of credit and those letters of credit that have been fully cash collateralized) exceed 25% of the amount of revolving commitments. Our ability to satisfy that financial ratio test may be affected by events beyond our control.
A breach of the covenants under the agreements governing our indebtedness could result in an event of default under those agreements. Such a default may allow certain creditors to accelerate the related debt and may result in the acceleration of any other debt to which a cross-acceleration or cross-default provision applies. In addition, an event of default under the Secured Credit Facility would also permit the lenders under the Revolving Credit Facility to terminate all other commitments to extend further credit under that facility. Furthermore, if we were unable to repay the amounts due and payable under the Secured Credit Facility, those lenders could proceed against the collateral granted to them to secure that indebtedness. In the event the lenders accelerate the repayment of our borrowings, we and our subsidiaries may not have sufficient assets to repay that indebtedness.
As a result of all of these restrictions, we may be:

•	limited in how we conduct our business;

•	unable to raise additional debt or equity financing to operate during general economic or business downturns;

•	unable to compete effectively or to take advantage of new business opportunities; or

•	limited or unable to pay dividends to our shareholders in certain circumstances.
These restrictions might hinder our ability to grow in accordance with our strategy.
Our variable rate indebtedness subjects us to interest rate risk, which could cause our debt service obligations to increase significantly.
Borrowings under the Secured Credit Facility are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn (to the extent that the London Interbank Offered Rate (“LIBOR”) is in excess of the 1.00% floor rate under the Secured Credit Facility), each quarter point change in interest rates would result in a $10 million change in annual interest expense on our indebtedness under the Secured Credit Facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility. However, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
Risks Related to Our Emergence from Bankruptcy
We may not be able to settle, on a favorable basis or at all, unresolved claims filed in connection with the Chapter 11 proceedings and resolve the appeals seeking to overturn the order confirming the Plan.
On December 31, 2012, we and 110 of our direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) that had filed voluntary petitions for relief under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. The Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material.
On April 12, 2012, the Debtors, the official committee of unsecured creditors, and creditors under certain of our prepetition debt facilities filed the Plan with the Bankruptcy Court. On July 23, 2012, the Bankruptcy Court issued an order confirming the Plan (the “Confirmation Order”). Several notices of appeal of the Confirmation Order have been filed. The appellants seek, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, including the settlement of the Leveraged ESOP Transactions consummated by Tribune and the ESOP, EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”) and Samuel Zell in 2007, that was embodied in the Plan (see Note 3 to our audited consolidated financial statements for further information). Additional notices of appeal were filed on August 2, 2012 by Wilmington Trust Company (“WTC”), as successor indenture trustee for the Predecessor’s Exchangeable Subordinated Debentures due 2029 (“PHONES”), and on August 3, 2012 by the Zell Entity (the Zell Entity, together with Aurelius Capital Management LP (“Aurelius”), Law Debenture Trust Company of New York, successor trustee under the indenture for the Predecessor’s prepetition 6.61% debentures due 2027 and the 7.25% debentures due 2096, (“Law Debenture”), and Deutsche Bank Trust Company Americas (“Deutsche Bank”), successor trustee under the indentures for the Predecessor’s prepetition medium-term notes due 2008, 4.875% notes due 2010, 5.25% notes due 2015, 7.25% debentures due 2013 and 7.5% debentures due 2023 and WTC, the “Appellants”). WTC and the Zell Entity also seek to overturn determinations made by the Bankruptcy Court concerning the priority in right of payment of the PHONES and the subordinated promissory notes held by the Zell Entity and its permitted assignees, respectively. There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals and those appeals remain pending before the United States District Court for the District of Delaware (the “Delaware District Court”). In January 2013, the Reorganized Debtors filed a motion to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014, the Delaware District Court entered an order granting in part and denying in part the motion to dismiss. The effect of the order was to dismiss all of the appeals, with the exception of the relief requested by the Zell Entity concerning the priority in right of payment of the subordinated promissory notes held by the Zell Entity and its permitted assignees with respect to any state law fraudulent transfer claim recoveries from a creditor trust that was proposed to be formed under a prior version of the Plan. On July 16, 2014, notices of appeal of the Delaware District Court’s order were filed with the U.S. Court of Appeals for the Third Circuit. If the appellants are successful in overturning the Confirmation Order and certain prior orders of the Bankruptcy Court, our financial condition may be adversely affected.
Risks Relating to Our Common Stock and the Securities Market
Certain provisions of our certificate of incorporation, by-laws and Delaware law may discourage takeovers.
Our second amended and restated certificate of incorporation and amended and restated by-laws contain certain provisions that may discourage, delay or prevent a change in our management or control over us. For example, our second amended and restated certificate of incorporation and amended and restated by-laws, collectively:

•
establish a classified board of directors, as a result of which our Board of Directors is divided into three classes, with members of each class serving staggered three-year terms, which prevents stockholders from electing an entirely new board of directors at an annual or special meeting;

•	authorize the issuance of “blank check” preferred stock that could be issued by our Board of Directors to thwart a takeover attempt;

•	provide that vacancies on our Board of Directors, including vacancies resulting from an enlargement of our Board of Directors, may be filled only by a majority vote of directors then in office; and

•	establish advance notice requirements for nominations of candidates for elections as directors or to bring other business before an annual meeting of our stockholders.
These provisions could discourage potential acquisition proposals and could delay or prevent a change in control, even though a majority of stockholders may consider such proposal, if effected, desirable. Such provisions could also make it more difficult for third parties to remove and replace the members of the Board of Directors. Moreover, these provisions may inhibit increases in the trading price of our common stock that may result from takeover attempts or speculation.
Future sales of shares by existing stockholders could cause our stock price to decline.
Substantially all of the shares of our common stock are eligible for immediate resale in the public market, unless held by “affiliates” as that term is defined in Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). Sales of substantial amounts of our common stock in the public market, or the perception that these sales could occur, could cause the market price of our common stock to decline. These sales, or the possibility that these sales may occur, also might make it more difficult for us to sell equity securities in the future at a time and at a price that we deem appropriate.
In the future, we may issue additional shares of common stock or other equity or debt securities convertible into or exercisable or exchangeable for shares of our common stock in connection with a financing, acquisition, litigation settlement or employee arrangement or otherwise. Any of these issuances could result in substantial dilution to our existing stockholders and could cause the trading price of our common stock to decline.

As of December 28, 2014, 95,708,401 shares of our Class A Common Stock were issued, of which 975,594 were held in treasury. In addition, as of December 28, 2014, we had 2,438,083 outstanding shares of Class B common stock, par value $0.001 per share (“Class B Common Stock”), and 2,009,961 outstanding Warrants to purchase our common stock (“Warrants”), which are governed by the Warrant Agreement between us, Computershare Inc. and Computershare Trust Company, N.A., dated as of December 31, 2012 (the “Warrant Agreement”), all of which are immediately convertible into shares of Class A Common Stock. The perceived ability of shares of Class B Common Stock and Warrants to convert into shares of Class A Common Stock could result in a decline in the market price of our shares of Class A Common Stock.

Approximately 37% of our outstanding common stock is held by Oaktree Tribune, L.P. (the “Oaktree Funds”), entities affiliated with JPMorgan Chase Bank, N.A. (the “JPMorgan Entities”) and investment funds managed by Angelo, Gordon & Co., L.P. (the “Angelo Gordon Funds,” and collectively, the “Stockholders”), each of whom has registration rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders in the future.
A few significant stockholders have significant influence over us and may not always exercise their influence in a way that benefits our other public stockholders.
As of December 31, 2014, the Oaktree Funds, the Angelo Gordon Funds and the JPMorgan Entities owned approximately 18.9%, 9.1% and 8.6%, respectively, of the outstanding shares of our common stock and Warrants. As a result, the Stockholders could exercise significant influence over matters requiring stockholder and/or board approval for the foreseeable future, including approval of significant corporate transactions such as the sale of substantially all of our assets and the election of the members of our board of directors.
Because the Stockholders’ interests may differ from your interests, actions they take as significant stockholders may not be favorable to you. For example, the concentration of ownership could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another stockholder may otherwise view favorably. Furthermore, if the Stockholders decide to liquidate their holdings of our common stock, this could materially adversely affect the trading price of our common stock.
We cannot assure you that we will pay special or regular dividends on our stock in the future.
On March 5, 2015, our Board of Directors authorized and declared a special cash dividend of $6.73 per share payable on April 9, 2015 to holders of record of our common stock at the close of business on March 25, 2015. In addition, we have announced an intention to pay regular quarterly cash dividends on our common stock. The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the discretion of the board of directors taking into account future earnings, cash flows, financial requirements and other factors. There can be no assurance that the board of directors will declare any dividends in the future. To the extent that expectations by market participants regarding the potential payment, or amount, of any special or regular dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment. Further, to the extent that we declare a regular or special dividend at a time when market participants hold no such expectations or the amount of any such dividend exceeds current expectations, the price of our common stock may increase and investors that sold shares of our common stock prior to the record date for any such dividend may forego potential gains on their investment.
The market price for our common stock may be volatile and the value of your investment could decline.
Many factors could cause the trading price of our common stock to rise and fall, including the following:

•	declining operating revenues derived from our core business;

•	variations in quarterly results;

•	announcements regarding dividends;

•	announcements of technological innovations by us or by competitors;

•	introductions of new products or services or new pricing policies by us or by competitors;

•	acquisitions or strategic alliances by us or by competitors;

•	recruitment or departure of key personnel or key groups of personnel;

•	the gain or loss of significant advertisers or other customers;

•	changes in securities analysts’ estimates of our performance or lack of research and reports by industry analysts; and

•	market conditions in the media industry, the industries of our customers, and the economy as a whole.
If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.
The trading market for our common stock may depend in part on the research and reports that securities or industry analysts publish about us or our business. If one or more of these analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of these analysts ceases coverage of our company or fails to publish reports on us regularly, demand for our stock may decrease, which could cause our stock price or trading volume to decline.
Our second amended and restated certificate of incorporation designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our second amended and restated certificate of incorporation provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the General Corporation Law of the State of Delaware (the “DGCL”), our second amended and restated certificate of incorporation or our amended and restated by-laws or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. Stockholder in our company will be deemed to have notice of and have consented to the provisions of our second amended and restated certificate of incorporation related to choice of forum. The choice of forum provision in our second amended and restated certificate of incorporation may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming.
As a public company, we are required to file annual, quarterly and other reports with the SEC, including the timely filing of financial statements that comply with SEC reporting requirements. We are also subject to other reporting and corporate governance requirements under the listing standards of the NYSE and the Sarbanes-Oxley Act of 2002, which impose significant compliance costs and obligations upon us. Being a public company requires a significant commitment of resources and management oversight which also increases our operating costs. These requirements also place significant demands on our finance and accounting staff and on our financial accounting and information technology applications. Other expenses associated with being a public company include increases in auditing, accounting and legal fees and expenses, investor relations expenses, increased directors’ fees and director and officer liability insurance costs, registrar and transfer agent fees and listing fees, as well as other expenses.
In particular, beginning with the year ending December 27, 2015, we will be required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act of 2002. Likewise, our independent registered public accounting firm will be required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. In addition, we are required under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to maintain disclosure controls and procedures and internal control over financial reporting. Any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. If we are unable to conclude that we have effective internal control over financial reporting, or if our independent registered public accounting firm is unable to provide us with an unqualified report regarding the effectiveness of our internal control over financial reporting (at such time as it is required to do so), investors could lose confidence in the reliability of our financial statements. This could result in a decrease in the value of our common stock. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities.
Risks Related to the Publishing Spin-Off
If the Publishing Spin-off does not qualify as a tax-free distribution under Section 355 of the Internal Revenue Code (“IRC”), including as a result of subsequent acquisitions of stock of Tribune Media or Tribune Publishing, then Tribune Media or Tribune Media stockholders and warrantholders may be required to pay substantial U.S. federal income taxes.
In connection with the Publishing Spin-off, we received a private letter ruling (the “IRS Ruling”) from the IRS to the effect that the distribution and certain related transactions qualified as tax-free to us, our stockholders and warrantholders and Tribune Publishing for U.S. federal income tax purposes. Although a private letter ruling from the IRS generally is binding on the IRS, the IRS Ruling did not rule that the distribution satisfies every requirement for a tax-free distribution, and the parties have relied on the opinion of Debevoise & Plimpton LLP, our special tax counsel, to the effect that the distribution and certain related transactions qualified as tax-free to us and our stockholders and warrantholders. The opinion of our special tax counsel relied on the IRS Ruling as to matters covered by it.
The IRS Ruling and the opinion of our special tax counsel was based on, among other things, certain representations and assumptions as to factual matters made by us and certain of our stockholders. The failure of any factual representation or assumption to be true, correct and complete in all material respects could adversely affect the validity of the IRS Ruling or the opinion of our special tax counsel. An opinion of counsel represents counsel’s best legal judgment, is not binding on the IRS or the courts, and the IRS or the courts may not agree with the opinion. In addition, the IRS Ruling and the opinion of our special tax counsel was based on the current law then in effect, and cannot be relied upon if current law changes with retroactive effect.
If the Publishing Spin-off were ultimately determined not to be tax free, we could be liable for the U.S. federal and state income taxes imposed as a result of the transaction. Furthermore, events subsequent to the distribution could cause us to recognize a taxable gain in connection therewith. Although Tribune Publishing is required to indemnify us against taxes on the distribution that arise after the distribution as a result of actions or failures to act by Tribune Publishing or any member thereof, Tribune Publishing’s failure to meet such obligations and our administrative and legal costs in enforcing such obligations may have a material adverse effect on our financial condition.
Federal and state fraudulent transfer laws and Delaware corporate law may permit a court to void the Publishing Spin-off, which would adversely affect our financial condition and our results of operations.
In connection with the Publishing Spin-off, we undertook several corporate reorganization transactions which, along with the contribution of the Publishing Business, the distribution of Tribune Publishing shares and the cash dividend that was paid to us, may be subject to challenge under federal and state fraudulent conveyance and transfer laws as well as under Delaware corporate law, even though the Publishing Spin-off has been completed. Under applicable laws, any transaction, contribution or distribution contemplated as part of the Publishing Spin-off could be voided as a fraudulent transfer or conveyance if, among other things, the transferor received less than reasonably equivalent value or fair consideration in return for, and was insolvent or rendered insolvent by reason of, the transfer.

We cannot be certain as to the standards a court would use to determine whether or not any entity involved in the Publishing Spin-off was insolvent at the relevant time. In general, however, a court would look at various facts and circumstances related to the entity in question, including evaluation of whether or not:

•	the sum of its debts, including contingent and unliquidated liabilities, was greater than the fair market value of all of its assets;

•
the present fair market value of its assets was less than the amount that would be required to pay its probable liability on its existing debts, including contingent liabilities, as they become absolute and mature; or

•	it could pay its debts as they become due.
If a court were to find that any transaction, contribution or distribution involved in the Publishing Spin-off was a fraudulent transfer or conveyance, the court could void the transaction, contribution or distribution. In addition, the distribution could also be voided if a court were to find that it is not a legal distribution or dividend under Delaware corporate law. The resulting complications, costs and expenses of either finding would materially adversely affect our financial condition and results of operations.
Following the Publishing Spin-off, certain members of management, directors and stockholders may now face actual or potential conflicts of interest.
Our management and directors may own shares of Tribune Publishing’s common stock or be affiliated with certain equity holders of Tribune Publishing. This ownership overlap could create, or appear to create, potential conflicts of interest when our management and directors and Tribune Publishing’s management and directors face decisions that could have different implications for us and Tribune Publishing. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and Tribune Publishing regarding the terms of the agreements governing the Publishing Spin-off and our relationship with Tribune Publishing thereafter. These agreements include the separation and distribution agreement, the tax matters agreement, the employee matters agreement, the transition services agreement (the “TSA”) and any commercial agreements between the parties or their affiliates. Potential conflicts of interest may also arise out of any commercial arrangements that we or Tribune Publishing may enter into in the future. To address actual, potential or perceived conflicts of interest involving Tribune Publishing or otherwise, such as those arising from business opportunities and personal investments, our Board of Directors has adopted corporate governance guidelines, to which all directors are subject to, a Code of Business Conduct and Ethics, to which all directors, officers and employees of Tribune are subject, and a Code of Ethics for CEO and Senior Financial Officers, to which certain members of management are subject.
We may incur additional expenses and be exposed to additional liabilities as a result of the Publishing Spin-off, including under various agreements entered into with Tribune Publishing in connection with the Publishing Spin-off.
In connection with the Publishing Spin-off, we entered into various agreements, including the separation and distribution agreement, the tax matters agreement and a transition services agreement pursuant to which Tribune Publishing provides us with a variety of administrative services for a period of time following the Publishing Spin-off, including (i) human resources, (ii) technology support, (iii) legal, (iv) procurement, (v) internal audit, (vi) accounting and (vii) digital advertising operations. We will be relying on Tribune Publishing for execution of these administrative activities through the transition period, which is a period when Tribune Publishing personnel will be highly focused on supporting their own newly public company. If there is any disruption in the provision of these services to us, or if the services provided to us are not provided in a timely or satisfactory manner, our own operations may be disrupted and we may be forced to replace certain of our technology applications and infrastructure sooner than expected, at a higher cost, which could adversely affect our business. In addition, there can be no assurance that we will be able to efficiently and successfully upgrade and integrate all necessary operating infrastructure and applications in the near term, if at all, and the costs associated with such efforts could have an adverse effect on our financial condition.
Furthermore, the separation and distribution agreement sets forth the distribution of assets, liabilities, rights and obligations of us and Tribune Publishing following the Publishing Spin-off, and includes indemnification obligations for such liabilities and obligations. In addition, pursuant to the tax matters agreement, certain income tax liabilities and related responsibilities are allocated between, and indemnification obligations have been assumed by, each of us and Tribune Publishing. In connection with the Publishing Spin-off, we also entered into an employee matters agreement, pursuant to which certain obligations with respect to employee benefit plans were allocated to Tribune Publishing. Each company will rely on the other company to satisfy its performance and payment obligations under these agreements. Certain of the liabilities to be assumed or indemnified by us or Tribune Publishing under these agreements are legal or contractual liabilities of the other company. However, it could be later determined that we must retain certain of the liabilities allocated to Tribune Publishing pursuant to these agreements, including with respect to certain multiemployer benefit plans, which amounts could be material. Furthermore, if Tribune Publishing were to breach or be unable to satisfy its material obligations under these agreements, including a failure to satisfy its indemnification obligations, we could suffer operational difficulties or significant losses.
 ITEM 1B. UNRESOLVED STAFF COMMENTS
None

 ITEM 2. PROPERTIES
We own properties throughout the United States including offices, studios, industrial buildings, antenna sites and vacant land. We also lease certain properties from third parties. Certain of our owned properties are utilized for operations while other properties are leased to outside parties.
The following table provides details of our properties as of December 28, 2014:

Television and Entertainment Segment	Owned(1)		Leased
	Square Feet	Acres	Square Feet
Office and studio buildings	1,252,143	91	522,991
Antenna land	—	781	—

Digital and Data Segment	Owned(1)		Leased
	Square Feet	Acres	Square Feet
Office buildings and other(2)	105,074	—	240,274

Other Real Estate	Owned(1)		Leased
	Square Feet	Acres	Square Feet
Corporate	—	—	33,027
Leased to outside parties(3)	4,309,053	186	—
Vacant: Properties to be sold	275,582	14
Vacant: Available for lease or redevelopment	1,505,102	63	—

(1)	Square feet represent the amount of office, studio or other building space currently utilized, while acres represent the land on which these offices, studios and other buildings are located.

(2)	Includes approximately 74,297 square feet of property leased outside the United States.

(3)
We retained all owned real estate in the Publishing Spin-off transaction and have entered into lease and license agreements with Tribune Publishing for continued use of the applicable facilities. These lease arrangements with Tribune Publishing cover approximately 3.5 million square feet. Tribune Publishing currently represents our largest third-party tenant.

Included in the above are buildings and land available for redevelopment. These include excess land, underutilized buildings and older facilities located in urban centers. We estimate approximately 4.7 million square feet and 293 acres are available for full or partial redevelopment. Specific redevelopment properties include portions of the Los Angeles Times Building in Los Angeles, Tribune Tower and the Freedom Center facilities in Chicago, a vacant printing facility in Costa Mesa and other sites in locations such as Baltimore, Ft. Lauderdale and Orlando. The redevelopment opportunities are subject to satisfying applicable legal requirements and receiving governmental approvals.
We believe our properties are in satisfactory condition, are well maintained and are adequate for current use.
 ITEM 3. LEGAL PROCEEDINGS
We are subject to various legal proceedings and claims that have arisen in the ordinary course of business. The legal entities comprising our operations are defendants from time to time in actions for matters arising out of their business operations. In addition, the legal entities comprising our operations are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies.
On December 31, 2012, the Debtors that had filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. Tribune Media and certain of the other legal entities included in the combined financial statements of Tribune Media were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. The Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 3 to our audited consolidated financial statements for further information.
In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain from the Newsday Transactions should have been included in our 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax through December 28, 2014 would be $30 million. We disagree with the IRS’s position and have timely filed our protest in response to the IRS’s proposed tax adjustments. We are contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, we would also be subject to $31 million, net of tax benefits, of state income taxes and related interest through December 28, 2014.
Separately, the IRS is currently auditing our 2009 federal income tax return which includes the Chicago Cubs Transactions. We expect the IRS audit to be concluded during 2015. If the gain on the Chicago Cubs Transactions is deemed by the IRS to be taxable in 2009, the federal and state income taxes would be approximately $225 million before interest and penalties.
Both potential liabilities are substantial. We do not maintain any tax reserves related to the Newsday Transactions or the Chicago Cubs Transactions. Our consolidated balance sheet as of December 28, 2014 includes deferred tax liabilities of $110 million and $174 million related to the future recognition of taxable income and gain from the Newsday Transactions and the Chicago Cubs Transactions, respectively.
We do not believe that any matters or proceedings presently pending will have a material adverse effect, individually or in the aggregate, on our combined financial position, results of operations or liquidity. However, legal matters and proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome of these matters and proceedings will not materially and adversely affect our combined financial position, results of operations or liquidity.
 ITEM 4. MINE SAFETY DISCLOSURES
None

PART II
 ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information; Holders
Since December 5, 2014, our Class A Common Stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “TRCO.” Beginning in 2013, our Class A Common Stock and Class B Common Stock have been quoted on the OTC Bulletin Board (“OTC”) under the symbols “TRBAA” and “TRBAB,” respectively. The trading of our Class A Common Stock on the OTC stopped on December 5, 2014 when we commenced trading on the NYSE. Each share of the Class B Common Stock is convertible upon request of the holder into one share of Class A Common Stock, provided the holder is in compliance with certain rules, as further described in Note 15 to our audited consolidated financial statements.
The following table presents the high and low bid price for our Class A Common Stock and Class B Common Stock on the NYSE and OTC, as applicable, adjusted for the Publishing Spin-off, for the periods indicated:

	Class A Common Stock*		Class B Common Stock*
Fiscal Year Ending December 28, 2014	High	Low	High	Low
Quarter ended December 28, 2014	$71.00	$55.40	$69.20	$57.50
Quarter ended September 28, 2014	$87.50	$65.55	$86.95	$67.25
Quarter ended June 29, 2014	$83.70	$70.37	$80.73	$70.53
Quarter ended March 30, 2014	$79.35	$66.40	$77.79	$69.86

	Class A Common Stock*		Class B Common Stock*
Fiscal Year Ended December 29, 2013	High	Low	High	Low
Quarter ended December 29, 2013	$72.71	$57.48	$64.13	$57.74
Quarter ended September 29, 2013	$63.12	$54.23	$62.22	$55.78
Quarter ended June 30, 2013	$54.47	$49.44	$53.17	$51.30
Quarter ended March 31, 2013	$53.68	$45.24	$53.23	$48.04

*
The prices above for our Class A Common Stock for the periods prior to December 5, 2014 and for our Class B Common Stock for all periods are as reported by Bloomberg, L.P. (adjusted for the Publishing Spin-off) based on information provided by OTC and may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of December 28, 2014, we had issued approximately 95.7 million shares of Class A Common Stock, of which approximately 1.0 million were held in treasury, and approximately 2.4 million shares of Class B Common Stock. As of December 28, 2014, we had 9 holders of record of Class A Common Stock and 1 holder of record of Class B Common Stock. Additionally, as of December 28, 2014, approximately 2.0 million shares of our common stock were subject to outstanding Warrants to purchase our common stock. See Note 15 to the audited consolidated financial statements for further information.
Dividends
We have not paid any dividends on our common stock since our emergence from bankruptcy on December 31, 2012. On March 5, 2015, our Board of Directors authorized and declared a special cash dividend of $6.73 per share payable on April 9, 2015 to holders of record of our common stock at the close of business on March 25, 2015. In addition, we have announced an intention to pay regular quarterly cash dividends on our Common Stock of $0.25 per share, starting in the second fiscal quarter of 2015. The actual declaration of any such future dividends and the establishment of the per share amount, record dates, and payment dates for any such future dividends are at the discretion of our Board of Directors and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends, restrictions imposed by applicable law, general business conditions and other factors that our Board of Directors may deem relevant. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our common stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of common stock for each Warrant held. In connection with the $6.73 per share special cash dividend discussed above, we will also make a cash payment on April 9, 2015 to holders of record of Warrants at the close of business on March 25, 2015. The total aggregate payment on April 9, 2015 is expected to be approximately $650 million, including the payment to holders of Warrants.
Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our Class A Common Stock that may be issued upon exercise of options and other rights under our 2013 Equity Incentive Plan as of December 28, 2014.

Plan category	Number of securities to be issued upon exercise of outstanding options and vesting of restricted stock units and performance share units (1)(2)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	—	—
Equity compensation plans not approved by security holders (3)	1,809,112	$70.90	3,234,850
Total	1,809,112	$70.90	3,234,850

(1)	Does not include 42,773 of vested and unvested restricted stock awards issued to members of our Board of Directors from the 2013 Equity Incentive Plan.

(2)	Performance share units are assumed to be issued at a maximum 200% of target for all periods, although performance targets for some of them have not been set and no expense is being recognized.

(3)
Our final plan of reorganization authorized our Board of Directors to adopt an equity incentive plan for the purpose of granting awards to our directors, officers and employees and to set aside a reserve under such plan of up to five percent of our common stock on a fully diluted basis. In accordance with the plan of reorganization, the 2013 Equity Incentive Plan was adopted by our Board of Directors on March 1, 2013.

Recent Sales of Unregistered Securities
On December 31, 2012, we emerged from Chapter 11 bankruptcy and pursuant to the Plan, issued 78,754,269 shares of Class A Common Stock, 4,455,767 shares of Class B Common Stock, and 16,789,972 Warrants, which are governed by the Warrant Agreement. The Warrants are exercisable at the holder’s option into Class A Common Stock, Class B Common Stock, or a combination thereof, at an exercise price of $0.001 per share or through “cashless exercise,” whereby the number of shares to be issued to the holder is reduced, in lieu of a cash payment for the exercise price.
Since the initial issuance of the Warrants on December 31, 2012 through December 28, 2014, we have issued 14,636,488 shares of Class A Common Stock and 143,477 shares of our Class B Common Stock upon the exercise of Warrants. Of these exercises, we issued 11,265,075 shares of Class A Common Stock and 25,244 shares of Class B Common Stock, respectively, for cash, receiving total proceeds of $11,290.37 from the exercise. In addition, we issued 3,371,413 shares of Class A Common Stock and 118,233 shares of Class B Common Stock, respectively, upon “cashless exercises.”

Between February 17, 2014 and December 9, 2014, the effective date of our Form S-8, we issued 26,007 shares of Class A Common Stock to employees upon the exercise of options granted under our 2013 Equity Incentive Plan at a weighted exercise price of $54.14 per share.
The issuance of shares of Class A Common Stock and Class B Common Stock and Warrants at the time of emergence from Chapter 11 bankruptcy, and the issuance of shares of common stock upon exercise of the Warrants, were exempt from the registration requirements of Section 5 of the Securities Act pursuant to Section 1145 of the Bankruptcy Code, which generally exempts distributions of securities in connection with plans of reorganization. The issuances of shares of common stock upon exercise of options were exempt from the registration requirements of Section 5 of the Securities Act pursuant to Rule 701 or Section 4(a)(2) of the Securities Act, to the extent an exemption from such registration was required.
None of the foregoing transactions involved any underwriters, underwriting discounts or commissions.
Debt Securities
None.
Repurchases of Equity Securities
The following table presents a summary of share repurchases made by us during the quarter ended December 28, 2014 pursuant to the $400 million Class A Common Stock stock repurchase program authorized by our Board of Directors on October 13, 2014, as further described in Note 15 to our audited consolidated financial statements.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
September 29, 2014 - October 26, 2014	—	$—	—	$400,000
October 27, 2014 - November 23, 2014	203,287	$64.22	203,287	$386,944
November 24, 2014 - December 28, 2014 (1)	897,873	$60.99	897,873	$332,186
Quarter Ended December 28, 2014 (1)	1,101,160	$61.58	1,101,160	$332,186

(1) Includes 125,566 shares of Class A common stock for which the Company placed trade orders valued at $7.6 million prior to December 28, 2014 but which were not settled until the first quarter of fiscal 2015.

Performance Graph
The following graph compares the cumulative total return on our Class A Common Stock since it began trading on the NYSE on December 5, 2014 with the cumulative total return of the S&P 500 Index and our peer group index. The graph assumes, in each case, an initial investment of $100 on December 5, 2014, based on the market prices at the end of each fiscal quarter through and including December 28, 2014, and reinvestment of dividends.

TRCO
S&P 500
Peer Group Index
$120
$110
$100
$90
$80
December 5, 2014
December 28, 2014

Company/ Peer Group Index/Market Index (In Dollars)	December 5, 2014	December 28, 2014
Tribune Media Company (TRCO)	100.0	85.4
Peer Group Index	100.0	97.6
S&P 500	100.0	99.3
Our peer group consists of the following companies considered our market competitors, or that have been selected based on the basis of industry: AMC Entertainment Holdings, Inc.; Gannett Co. Inc; Media General, Inc.; Nexstar Broadcasting Group, Inc.; Rovi Corp; Scripps Networks Interactive, Inc.; and Sinclair Broadcast Group, Inc.
This performance graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of December 28, 2014 and December 29, 2013, and for each of the three years in the period ended December 28, 2014 and for December 31, 2012 have been derived from our audited consolidated financial statements and related notes contained in this Annual Report. The selected historical consolidated financial data as of December 31, 2012, December 30, 2012, December 25, 2011 and December 26, 2010 and for the years ended December 25, 2011 and December 26, 2010 have been derived from our consolidated financial statements and related notes not included herein. The selected historical consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and related notes included in this Annual Report.
On August 4, 2014, we completed the Publishing Spin-off, resulting in the spin-off of the Publishing Business through a tax-free, pro rata dividend to our stockholders and warrantholders of 98.5% of the shares of Tribune Publishing. The results of operations for the Publishing Business included in the Publishing Spin-off are presented within discontinued operations for all periods presented.

	Successor		Predecessor
	As of and for the year ended		As of and for	As of and for the years ended
(in thousands, except per share data)	Dec. 28, 2014	Dec. 29, 2013	Dec. 31, 2012[1]	Dec. 30, 2012	Dec. 25, 2011	Dec. 26, 2010
STATEMENT OF OPERATIONS DATA:
Operating Revenues	$1,949,359	$1,147,240	$—	$1,232,847	$1,187,940	$1,184,346
Operating Profit	$301,182	$199,040	$—	$250,903	$254,382	$279,885
Income from Continuing Operations	$463,111	$162,942	$7,214,125	$283,635	$336,778	$384,602
Earnings Per Share from Continuing Operations Attributable to Common Shareholders(2)
Basic	$4.63	$1.63
Diluted	$4.62	$1.62
BALANCE SHEET DATA:
Total Assets	$11,396,455	$11,476,009	$8,673,280	$6,351,036	$5,884,428	$5,466,755
Total Non-Current Liabilities	$5,516,844	$5,751,611	$3,308,899	$716,724	$800,446	$528,018

(1)
Operating results for December 31, 2012 include only (i) reorganization adjustments which resulted in a net gain of $4.739 billion before taxes ($4.543 billion after taxes), including a $5 million gain ($9 million loss after taxes) recorded in income from discontinued operations, net of taxes and (ii) fresh-start reporting adjustments which resulted in a net loss of $3.372 billion before taxes ($2.567 billion after taxes, including a loss of $178 million ($95 million after taxes) reflected in income from discontinued operations, net of taxes). See Notes 2, 3 and 4 to our audited consolidated financial statements for further information.

(2)	See Note 17 to our audited consolidated financial statements for a description of our computation of basic and diluted earnings per share attributable to the holders of our common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the other sections of this Annual Report, including “Item 1. Business,” “Item 6. Selected Financial Data” and our audited consolidated financial statements for the three years in the period ended December 28, 2014 and notes thereto included in this Annual Report.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Annual Report and particularly in “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Introduction
On July 16, 2014, following approval at our annual meeting of stockholders on July 14, 2014, we amended and restated our certificate of incorporation and changed our name to Tribune Media Company.
The following discussion and analysis compares our and our subsidiaries’ results of operations for the three years in the period ended December 28, 2014. On December 8, 2008 (the “Petition Date”) the Debtors filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption “In re: Tribune Company, et al.,” Case No. 08-13141. As further described below, a plan of reorganization for the Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). Where appropriate, we and our business operations as conducted on or prior to December 30, 2012 are also herein referred to collectively as the “Predecessor.” Our business operations as conducted on or subsequent to the Effective Date are also herein referred to collectively as the “Successor,” “Reorganized Debtors” or “Reorganized Tribune Company.”
We adopted fresh-start reporting on the Effective Date. The adoption of fresh-start reporting resulted in a new reporting entity for financial reporting purposes reflecting our capital structure and with no beginning retained earnings (deficit) as of the Effective Date. Any presentation of our consolidated financial statements as of and for periods subsequent to the Effective Date represents the financial position, results of operations and cash flows of a new reporting entity and will not be comparable to any presentation of the Predecessor’s consolidated financial statements as of and for periods prior to the Effective Date and the adoption of fresh-start reporting. The Predecessor’s consolidated financial statements as of December 30, 2012 and for the year ended December 30, 2012 have not been adjusted to reflect any changes in the Predecessor’s capital structure as a result of the Plan (as defined and described below) nor have they been adjusted to reflect any changes in the fair value of assets and liabilities as a result of the adoption of fresh-start reporting.
As a result of the Publishing Spin-off (as further described below), the historical results of operations for the businesses included in the Publishing Spin-off are presented in discontinued operations for all periods presented.
This discussion and analysis should be read in conjunction with the Successor’s audited consolidated financial statements as of and for the two years ended December 28, 2014 and the Predecessor’s audited consolidated financial statements as of December 30, 2012 and for December 31, 2012 and for the year ended December 30, 2012 included in this Annual Report.
Overview
We are a diversified media and entertainment company comprised of 42 television stations that are either owned by us or owned by others, but to which we provide certain services, along with a national general entertainment television network, a radio program station, a production studio, a digital and data technology business, a portfolio of real estate assets and investments in a variety of media, websites and other related assets.

Following the Publishing Spin-off, we realigned and renamed our reportable segments. These segments reflect the manner in which we sell our products to the marketplace and the manner in which we manage our operations and make business decisions. Our reportable segments consist of:

•
Television and Entertainment: Provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America, including content produced by Tribune Studios.

•	Digital and Data: Provides innovative technology and services that collect and distribute video, music and entertainment data primarily through wholesale distribution channels to consumers globally.
In addition, we report and include under Corporate and Other certain administrative activities associated with operating corporate office functions and managing our predominantly frozen company-sponsored defined benefit pension plans, as well as the management of certain real estate assets, including revenues from leasing our owned office and production facilities.
Prior to the Publishing Spin-off, we reported our operations through two reportable segments: broadcasting and publishing; certain administrative activities were reported and included under corporate. Also included in the publishing segment were digital entertainment data businesses, collectively referred to as Tribune Digital Ventures, which distribute entertainment listings and license proprietary software and metadata. These digital entertainment data businesses were not included in the Publishing Spin-off and are now included in the Digital and Data reportable segment.
Our Television and Entertainment reportable segment consists of 42 television stations, including 39 owned stations and 3 stations to which we provide certain services under SSAs with Dreamcatcher; WGN America, a national general entertainment television network distributed by cable, satellite and other similar distribution methods; Tribune Studios, a production company that sources and produces original and exclusive content for WGN America and our local television stations; Antenna TV and THIS TV, national multicast networks; and WGN, a radio station in Chicago. Currently, the television stations, including the 3 stations owned by Dreamcatcher, are comprised of 14 FOX television affiliates; 13 CW television affiliates; 6 CBS television affiliates; 3 ABC television affiliates; 2 NBC television affiliates; and 4 independent television stations. On August 11, 2014, we announced a comprehensive long-term agreement to renew our existing CBS affiliation agreements. Under the terms of the agreement, our WTTV-Indianapolis station became the CBS affiliate in the Indianapolis market beginning on January 1, 2015. At the same time, our CW network affiliation in Indianapolis, which was broadcast on WTTV-Indianapolis through December 31, 2014, was relinquished for compensation effective January 1, 2015.
Television and Entertainment represented 88% of our consolidated operating revenues in 2014. Approximately 78% of these revenues came from the sale of advertising spots. Changes in advertising revenues are heavily correlated with and influenced by changes in the level of economic activity and the demand for political advertising spots in the United States. Changes in gross domestic product, consumer spending levels, auto sales, political advertising levels, programming content, audience share, and rates all impact demand for advertising on our television stations. Our advertising revenues are subject to changes in these factors both on a national level and on a local level in the markets in which we operate. Television and Entertainment operating revenues also included retransmission consent fees, carriage fees, barter/trade revenues, as well as copyright royalties, which represented approximately 13%, 3%, 2% and 2%, respectively, of Television and Entertainment’s 2014 total operating revenues.
Significant expense categories for Television and Entertainment include compensation expense, programming expense, amortization expense primarily resulting from the adoption of fresh-start reporting on the Effective Date (see Note 4 to our audited consolidated financial statements) and other expenses. Compensation expense represented 36% of Television and Entertainment’s 2014 total operating expenses and is impacted by many factors, including the number of full-time equivalent employees, changes in the design and costs of the various employee benefit plans, the level of pay increases and our actions to reduce staffing levels. Programming expense represented 26% of Television and Entertainment’s 2014 total operating expenses. The level of programming expense is affected by the cost of programs available for purchase and the selection of programs aired by our television stations. Amortization expense represented 14% of Television and Entertainment’s 2014 total operating expenses. Other expenses represented 24% of Television and Entertainment’s 2014 total operating expenses and are principally for sales and marketing activities, occupancy costs and other station operating expenses.
Our Digital and Data reportable segment consists of several digital entertainment businesses, including Gracenote Video (formerly Tribune Media Services), Gracenote Music (which is comprised of Gracenote, Inc. acquired in January 2014), and an entertainment website, www.zap2it.com. Our acquisitions of What’s ON in July 2014, Baseline in August 2014 and HWW in October 2014 expanded our existing Gracenote Video business.
Digital and Data represented 9% of our consolidated operating revenues in 2014. Approximately 52% of these revenues were from our video business and were derived principally from the sale of entertainment data to cable and satellite systems, digital services, and consumer electronics manufacturers to populate the entertainment guides that they provide to consumers. An additional 45% of these revenues were from our music business, which include revenues from licensing music metadata and streaming technologies. Entertainment websites and other revenues represented approximately 3% of Digital and Data 2014 total operating revenues.
Significant expense categories for Digital and Data include compensation expense, amortization and outside services expense. Compensation expense represented 55% of Digital and Data’s 2014 total operating expenses and is impacted by the same factors as noted for Television and Entertainment. Amortization represented 12% of Digital and Data’s 2014 total operating expenses. Outside services expense represented 9% of Digital and Data’s 2014 total operating expenses and is comprised primarily of professional fees and consulting services expenses. Other operating expenses represented 24% of Digital and Data’s 2014 total operating expenses and were principally for sales and marketing activities, occupancy costs, repairs and maintenance and other miscellaneous expenses.
We use operating revenues and operating profit as ways to measure the financial performance of our business segments. In addition, we use audience and revenue share for our television stations, together with other factors, to measure our Television and Entertainment market shares and performance.
Our results of operations, when examined on a quarterly basis, reflect the historical seasonality of our advertising revenues. Typically, second and fourth quarter advertising revenues are higher than first and third quarter advertising revenues. Results for the second quarter usually reflect spring seasonal advertising, while the fourth quarter includes advertising related to the holiday season. In addition, our operating results are subject to fluctuations from political advertising as political spending is usually significantly higher in even numbered years due to advertising expenditures preceding local and national elections.

Significant Events
Publishing Spin-Off
On August 4, 2014, we completed the Publishing Spin-off. Prior to the Publishing Spin-off, our publishing segment operated eight major-market daily newspapers and related businesses, distributed preprinted insert advertisements, provided commercial printing and delivery services to other newspapers and managed the websites of our daily newspapers and television stations, along with the websites of other branded products that target specific areas of interest. The principal daily newspapers published by us that were included in the Publishing Spin-off were the Los Angeles Times; the Chicago Tribune; the South Florida Sun Sentinel; the Orlando Sentinel; The Baltimore Sun; the Hartford Courant; The Morning Call, serving Pennsylvania’s Lehigh Valley; and the Daily Press, serving the Virginia Peninsula.

We completed the Publishing Spin-off by distributing 98.5% of the outstanding shares of Tribune Publishing’s common stock to holders of our Common Stock and Warrants. In the distribution, each holder of our Class A Common Stock, Class B Common Stock and Warrants received 0.25 of a share of Tribune Publishing common stock for each share of Common Stock or Warrant held as of the record date of July 28, 2014. Based on the number of shares of Common Stock and Warrants outstanding as of 5:00 P.M. Eastern Time on July 28, 2014 and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to our stockholders and holders of Warrants and we retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of the outstanding common stock of Tribune Publishing. Subsequent to the distribution, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange under the symbol “TPUB.” In connection with the Publishing Spin-off, we received a $275 million cash dividend from Tribune Publishing from a portion of the proceeds of a senior secured credit facility entered into by Tribune Publishing. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under our Term Loan Facility.
We received the IRS Ruling, which provides that the Publishing Spin-off and certain related transactions qualified as tax-free to us, Tribune Publishing and our stockholders and warrantholders for U.S. federal income tax purposes. Although a private letter ruling from the IRS generally is binding on the IRS, the IRS Ruling does not rule that the distribution satisfies every requirement for a tax-free distribution, and the parties relied on the opinion of our special tax counsel that such additional requirements were satisfied.
In connection with the Publishing Spin-off, we entered into a separation and distribution agreement, a tax matters agreement, the TSA, an employee matters agreement and certain other agreements with Tribune Publishing that govern the relationships between Tribune Publishing and us following the Publishing Spin-off.
Separation and Distribution Agreement
The separation and distribution agreement with Tribune Publishing sets forth the key provisions relating to the separation of Tribune Publishing and its related businesses from ours and the distribution of 98.5% of the shares of Tribune Publishing common stock to holders of our common stock and Warrants. The separation and distribution agreement identifies the entities and assets to be transferred to, and the liabilities and contracts to be assumed by, Tribune Publishing or us, as applicable, in the separation, and describes when and how these transfers and assumptions will occur.
The separation and distribution agreement also provides that, subject to certain exceptions, Tribune Publishing and the Company will indemnify each other and certain related parties, from and against any and all damages, losses, liabilities, and expenses relating to, arising out of, or resulting from, among other things: (i) their respective businesses, their assets and liabilities and their subsidiaries’ assets and liabilities (in the case of Tribune Publishing, after giving effect to the separation and distribution); (ii) their failure or the failure of certain related persons to discharge any of their, or their subsidiaries’, respective liabilities (in the case of Tribune Publishing, after giving effect to the separation and distribution or any obligation arising out of the publishing business or its assets); and (iii) a breach by the other party of the separation and distribution agreement or the various ancillary agreements.
Tax Matters Agreement
We have entered into a tax matters agreement with Tribune Publishing that governs the respective rights, responsibilities and obligations of us and Tribune Publishing following the distribution with respect to taxes, including our and Tribune Publishing’s obligations to file tax returns and remit taxes, control over tax contests and our and Tribune Publishing’s obligations to cooperate after the distribution in tax return preparation and record-keeping matters.
The tax matters agreement generally provides that we will be responsible for all taxes (other than taxes on the distribution and related transactions) for periods before the distribution that are reportable on any tax return that includes us or one of our non-Tribune Publishing subsidiaries, and Tribune Publishing or one of its subsidiaries will be responsible for all such taxes reportable on any tax return that includes Tribune Publishing or its subsidiaries but does not include any non-Tribune Publishing subsidiaries. We retain responsibility for all taxes relating to the formation of and our ongoing investment in Newsday Holdings LLC.
The tax matters agreement also provides for certain restrictions on Tribune Publishing’s ability to pursue strategic or other transactions, or to take certain actions, in order to preserve the tax-free status of the distribution. The tax matters agreement further provides that Tribune Publishing and certain Tribune Publishing subsidiaries will indemnify the Company for (i) taxes on the distribution and related transactions resulting from (A) any of their actions (or failures to take certain actions) that disqualify the distribution and related transactions as tax-free or (B) any issuance of stock by Tribune Publishing or any of its affiliates or change in ownership of any such entities (other than changes in ownership solely caused by the Company) that would cause Section 355(d), Section 355(e) or Section 355(f) of the IRC to apply to the distribution, (ii) taxes on the distribution and related transactions resulting from the disqualification of the distribution due to breaches by Tribune Publishing of representations and covenants contained in the tax matters agreement and (iii) taxes of Tribune Publishing attributable to the Tribune Publishing business for which the Company is not otherwise responsible and that are not related to the distribution or any related transaction. The Company will indemnify Tribune Publishing for (i) taxes of the Company and (ii) taxes of Tribune Publishing resulting from the distribution and related transactions unless, in each case, Tribune Publishing or certain Tribune Publishing subsidiaries are otherwise responsible for such taxes as described above. However, if the distribution is taxable as a result of certain actions by both parties, the liability for such taxes is shared equally between us and Tribune Publishing.
Transition Services Agreement
Pursuant to the TSA, we provide Tribune Publishing with certain specified services on a transitional basis for a period of up to two years, including support in areas such as human resources, risk management, treasury, technology, legal, real estate, procurement, and advertising and marketing in a single market. In addition, the TSA outlines the services that Tribune Publishing provides to us on a transitional basis for a period of up to two years, including in areas such as human resources, technology, legal, procurement, accounting, digital advertising operations, advertising, marketing, event management and fleet maintenance in a single market, and other areas where we may need assistance and support following the Publishing Spin-off. The charges for the transition services generally allow the providing company to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit.
Under the TSA, we had gross billings to Tribune Publishing of $19 million for the year ended December 28, 2014 primarily related to a pass-through of costs associated with providing the continuation of certain benefits to Tribune Publishing employees following the Publishing Spin-off. We also incurred $3 million of fees primarily related to technology and shared services provided by Tribune Publishing which are included in selling, general and administrative expenses in our consolidated statements of operations for the year ended December 28, 2014.
Employee Matters Agreement
We and Tribune Publishing entered into an employee matters agreement that addresses the treatment of employees and former employees of each of us and Tribune Publishing with respect to their participation in employee benefit plans that existed prior to the distribution or that Tribune Publishing established in connection with or following the distribution, as well as certain other human resources matters relating to employee programs and labor contracts. In general, except for certain pension matters, Tribune Publishing retained all liabilities with respect to the employment of all their employees and former employees (other than employees of discontinued businesses), and we retained all liabilities pertaining to other current or former employees, including liabilities arising with respect to benefit plans prior to the distribution. Notwithstanding the foregoing, we retained all liabilities relating to predominantly frozen company-sponsored defined benefit pension plans but did not retain any liabilities relating to Tribune Publishing’s employees’ participation in multiemployer pension plans. The employee matters agreement also addresses the treatment of equity compensation for employees of both companies in connection with the distribution. See Note 16 to our audited consolidated financial statements for further information on the impact of the Publishing Spin-off on our equity incentive plan.

For further information regarding the Publishing Spin-off, see the registration statement on Form 10, as amended, filed by Tribune Publishing with the SEC on July 21, 2014 and declared effective by the SEC on July 21, 2014. The registration statement is available through the SEC website at www.sec.gov.
Discontinued Operations
Results of operations for publishing businesses included in the Publishing Spin-off are presented in discontinued operations in our consolidated statements of operations and comprehensive income for all periods presented. The results of discontinued operations for the years ended December 28, 2014 and December 29, 2013, for December 31, 2012, and for the year ended December 30, 2012 include the historical results of Tribune Publishing prior to the Publishing Spin-off on August 4, 2014. Summarized results of our discontinued operations and the impact of associated Publishing Spin-off adjustments are as follows (in thousands):

	Successor		Predecessor
	Year Ended			Year Ended
	December 28, 2014 (1)	December 29, 2013	Dec. 31, 2012	December 30, 2012
Operating revenues	$970,501	$1,755,989	$—	$1,911,851
Operating profit	38,712	149,906	—	145,553
Loss on equity investments, net	(626)	(1,187)	—	(1,540)
Interest income	—	35	—	5
Interest expense (2)	(6,837)	(11,042)	—	(37)
Gain on investment transaction (3)	1,484	—	—	—
Reorganization items, net	(9)	(284)	(173,449)	(381)
Income (loss) before income taxes	32,724	137,428	(173,449)	143,600
Income tax expense (benefit)	19,172	58,815	(69,548)	4,747
Income (loss) from discontinued operations, net of taxes	$13,552	$78,613	$(103,901)	$138,853

(1)	Results of operations for the Tribune Publishing businesses are reflected through August 4, 2014, the date of the Publishing Spin-off.

(2)
In connection with the Publishing Spin-off, we received a $275 million cash dividend from Tribune Publishing utilizing borrowings of $350 million under a senior term loan facility entered into by Tribune Publishing prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under our Term Loan Facility (as defined and described below). Interest expense associated with our outstanding debt was allocated to discontinued operations based on the ratio of the $275 million cash dividend received from Tribune Publishing to the total outstanding indebtedness under the outstanding credit facilities in effect in each respective period prior to the Publishing Spin-off and totaled $7 million and $11 million for the years ended December 28, 2014 and December 29, 2013, respectively. Interest expense included in discontinued operations for the year ended December 30, 2012 relates to capital leases held by Tribune Publishing and does not include any allocated interest expense from the Company’s debt facilities while in bankruptcy.

(3)
Gain on investment transaction consists of a $1.5 million gain on the remeasurement of Tribune Publishing’s investment in McClatchy/Tribune Information News Services (“MCT”) as a result of the acquisition of the remaining 50% interest in MCT during the second quarter of 2014.

(4)
The effective tax rate on pretax income from discontinued operations was 58.6%, 42.8% for the years ended December 28, 2014 and December 29, 2013, respectively. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit) and the impact of certain nondeductible transaction costs. While the Company operated as an S Corporation, the effective tax rate on pretax income from discontinued operations was 3.3% for the year ended December 30, 2012.

The results of discontinued operations for the years ended December 28, 2014 and December 29, 2013 also include $23 million and $15 million, respectively, of transaction costs, including legal and professional fees, incurred by us to complete the Publishing Spin-off. No such costs were incurred on December 31, 2012 and in the year ended December 30, 2012.
In conjunction with our emergence from bankruptcy, we consummated an internal restructuring pursuant to the terms of the Plan (as defined and described below). These restructuring transactions included, among other things, establishing a number of real estate holding companies. On December 21, 2012, the majority of the land and buildings owned by Tribune Publishing were transferred to these newly established real estate holding companies. In 2013, Tribune Publishing entered into lease agreements with the real estate holding companies to lease back certain land and buildings that were transferred. The initial term of these lease agreements was either five or ten years, with two optional renewal terms. Prior to the Publishing Spin-off, the revenues and expenses related to these lease agreements were treated as intercompany transactions and were not separately reflected in our consolidated financial statements. The real estate holding companies were not included in the Publishing Spin-off. Subsequent to the Publishing Spin-off, we reclassified the historical intercompany rental revenues related to these leases for 2014 and 2013 totaling $24 million and $39 million, respectively, into other revenues as an increase to income from continuing operations in our consolidated statements of operations due to the continuing lease arrangements between us and Tribune Publishing following the Publishing Spin-off. Similarly, the historical intercompany rental costs incurred by Tribune Publishing in 2014 and 2013, respectively, under these leases have been reclassified as a reduction of income from discontinued operations, net in the Company’s consolidated statements of operations. There was no impact to the Company consolidated net income for any periods prior to the Publishing Spin-off as a result of these reclassifications. Subsequent to the Publishing Spin-off, all rental revenues earned by the Company under these leases with Tribune Publishing are reflected as other revenues in our consolidated statements of operations.

The following is a summary of the assets and liabilities distributed to Tribune Publishing on August 4, 2014 in connection with the Publishing Spin-off (in thousands):

Assets:
Current Assets
Cash and cash equivalents	$59,030
Restricted cash	27,500
Accounts receivable, net	187,153
Inventories	14,623
Deferred income taxes	32,557
Prepaid expenses and other	20,956
Total current assets	341,819

Property, plant and equipment, net	160,087

Other Assets
Goodwill	35,450
Intangible assets, net	73,300
Investments	1,924
Other long-term assets	10,179
Deferred income taxes	12,352
Total other assets	133,205
Total Assets	$635,111

Liabilities:
Current Liabilities
Accounts payable	$39,422
Employee compensation and benefits	98,156
Debt due within one year	12,680
Deferred revenue	74,505
Accrued expenses and other current liabilities	31,031
Total current liabilities	255,794

Non-Current Liabilities
Postretirement, medical life and other benefits	45,255
Long-term debt	333,820
Other obligations	19,589
Total non-current liabilities	398,664

Net Liabilities Distributed to Tribune Publishing	$(19,347)
As of the date of the Publishing Spin-off, we allocated approximately $2 million of accumulated other comprehensive loss to Tribune Publishing, relating primarily to post-retirement medical and life insurance benefits. We have no material contingent liabilities relating to the discontinued operations subsequent to the date of the Publishing Spin-off.

Chapter 11 Reorganization
On the Petition Date, the Debtors filed the Chapter 11 Petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re: Tribune Company, et al., Case No. 08-13141. As further defined and described in Note 3 to our audited consolidated financial statements, on the Effective Date a plan of reorganization (the “Plan”) for the Debtors became effective and the Debtors emerged from Chapter 11.
From the Petition Date and until the Effective Date, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable orders of the Bankruptcy Court. In general, as debtors-in-possession, the Debtors were authorized under Chapter 11 of the Bankruptcy Code to continue to operate as ongoing businesses, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court.
On the Effective Date, all of the conditions precedent to the effectiveness of the Plan were satisfied or waived, the Debtors emerged from Chapter 11, and the settlements, agreements and transactions contemplated by the Plan to be effected on the Effective Date were implemented, including, among other things, the appointment of a new board of directors and the initiation of distributions to creditors. As a result, our ownership changed from the ESOP to certain of our creditors on the Effective Date. On January 17, 2013, our Board of Directors appointed a chairman of the board and a new chief executive officer. Such appointments were effective immediately.
Since the Effective Date, we have substantially consummated the various transactions contemplated under the Plan. In particular, we have made all distributions of cash, common stock and Warrants that were required to be made under the terms of the Plan to creditors holding allowed claims as of December 31, 2012. At December 28, 2014, restricted cash held by us to satisfy the remaining claim obligations was $18 million.
Fresh-Start Reporting
We adopted fresh-start reporting on the Effective Date in accordance with Financial Accounting Standards Board (“FASB”) Accounting Standards Codification™ (“ASC”) Topic 852, “Reorganizations.” All conditions required for the adoption of fresh-start reporting were satisfied by us on the Effective Date as (i) the ESOP, the holder of all of the Predecessor’s voting shares immediately before confirmation of the Plan, did not receive any voting shares of us or any other distributions under the Plan, and (ii) the reorganization value of the Predecessor’s assets was less than the postpetition liabilities and allowed prepetition claims.
The adoption of fresh-start reporting by us resulted in a new reporting entity for financial reporting purposes reflecting our capital structure and with no beginning retained earnings (deficit) as of the Effective Date. Any presentation of our consolidated financial statements as of and for periods subsequent to the Effective Date represents the financial position, results of operations and cash flows of a new reporting entity and will not be comparable to any presentation of the Predecessor’s consolidated financial statements as of and for periods prior to the Effective Date, and the adoption of fresh-start reporting.
See Note 4 to our audited consolidated financial statements for additional information on the adoption of fresh-start reporting.
Subchapter S Corporation Election and Subsequent Conversion to C Corporation
On March 13, 2008, the Predecessor filed an election to be treated as a subchapter S corporation under the IRC, which election became effective as of the beginning of the Predecessor’s 2008 fiscal year. The Predecessor also elected to treat nearly all of its subsidiaries as qualified subchapter S subsidiaries. Subject to certain limitations (such as the built-in gain tax applicable for ten years to gains accrued prior to the election), the Predecessor was no longer subject to federal income tax. Instead, the Predecessor’s taxable income was required to be reported by its shareholders. The ESOP was the Predecessor’s sole shareholder (see Note 3 to our audited consolidated financial statements) and was not taxed on the share of income that was passed through to it because the ESOP was a qualified employee benefit plan. Although most states in which the Predecessor operated recognize the subchapter S corporation status, some imposed income taxes at a reduced rate.
As a result of the election and in accordance with ASC Topic 740, “Income Taxes,” the Predecessor reduced its net deferred income tax liabilities to report only deferred income taxes relating to states that assess taxes on subchapter S corporations and subsidiaries which were not qualified subchapter S subsidiaries.
On the Effective Date and in accordance with and subject to the terms of the Plan, (i) the ESOP was deemed terminated in accordance with its terms, (ii) all of our $0.01 par value common stock held by the ESOP was cancelled and (iii) new shares of Reorganized Tribune Company were issued to shareholders who did not meet the necessary criteria to qualify as a subchapter S corporation shareholder. As a result, we converted from a subchapter S corporation to a C corporation under the IRC and therefore are subject to federal and state income taxes in periods subsequent to the Effective Date. The net tax expense relating to this conversion and other reorganization adjustments recorded in connection with our emergence from bankruptcy was $195 million, which was reported as an increase in deferred income tax liabilities in the Predecessor’s December 31, 2012 consolidated balance sheet and an increase in income tax expense in the Predecessor’s consolidated statement of operations for December 31, 2012. In addition, the implementation of fresh-start reporting, as more fully described in Note 4 to our audited consolidated financial statements, resulted in an aggregate increase of $968 million in net deferred income tax liabilities in the Predecessor’s December 31, 2012 consolidated balance sheet and an aggregate increase of $968 million in income tax expense in the Predecessor’s consolidated statement of operations for December 31, 2012.
In addition, as a result of the adoption of fresh-start reporting, amounts included in the Predecessor’s accumulated other comprehensive income (loss) at December 30, 2012 were eliminated and we recorded $1.071 billion of previously unrecognized cumulative pretax losses in reorganization items, net and a related income tax benefit of $163 million in the Predecessor’s consolidated statement of operations for December 31, 2012.
The net income tax expense in the Predecessor’s consolidated statement of operations for December 31, 2012 totaled $1.001 billion, of which a $70 million income tax benefit is included in income from discontinued operations, net of taxes. See Note 4 to our audited consolidated financial statements for further information.
Exit Financing Facilities
On the Effective Date, we as borrower, along with certain of our operating subsidiaries as guarantors, entered into a $1.100 billion secured term loan facility with a syndicate of lenders led by JPMorgan (the “Term Loan Exit Facility”). As borrower we, along with certain of our operating subsidiaries as additional borrowers or guarantors, also entered into a secured asset-based revolving credit facility of $300 million, subject to borrowing base availability, with a syndicate of lenders led by Bank of America, N.A. (the “ABL Exit Facility” and together with the Term Loan Exit Facility, the “Exit Financing Facilities”). The proceeds from the Term Loan Exit Facility were used to fund certain required payments under the Plan (see Note 3 to our audited consolidated financial statements). In connection with the acquisition of Local TV (see Note 5 to our audited consolidated financial statements) and entering into the Secured Credit Facility (as defined and described below), the Exit Financing Facilities were terminated and repaid in full on December 27, 2013. The lenders under the Term Loan Exit Facility received $1.106 billion consisting of $1.095 billion in principal and accrued interest and a prepayment premium of $11 million. There were no amounts outstanding under the ABL Exit Facility at the time of termination. We recognized a loss of $28 million on the extinguishment of the Term Loan Exit Facility in our consolidated statement of operations for the year ended December 29, 2013, which includes the prepayment premium of $11 million, unamortized debt issuance costs of $7 million and an unamortized original issuance discount of $10 million.
Secured Credit Facility
On December 27, 2013, in connection with our acquisition of Local TV, we as borrower, along with certain of our operating subsidiaries as guarantors, entered into a $4.073 billion secured credit facility with a syndicate of lenders led by JPMorgan (the “Secured Credit Facility”). The Secured Credit Facility consists of the $3.773 billion term loan facility (the “Term Loan Facility”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). The proceeds of the Term Loan Facility were used to pay the purchase price for Local TV and refinance the existing indebtedness of Local TV and the Term Loan Exit Facility. The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. The Revolving Credit Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy of representations and warranties. Under the terms of the Secured Credit Facility, the amount of the Term Loan Facility and/or the Revolving Credit Facility may be increased and/or one or more additional term or revolving facilities may be added to the Secured Credit Facility by entering into one or more incremental facilities, subject to a cap equal to the greater of (x) $1.0 billion and (y) the maximum amount that would not cause our net first lien leverage ratio (treating debt incurred in reliance of this basket as secured on a first lien basis whether or not so secured), as determined pursuant to the terms of the Secured Credit Facility, to exceed 4.50:1.00, subject to certain conditions. See Note 9 to our audited consolidated financial statements for further information and significant terms and conditions associated with the Secured Credit Facility, including but not limited to interest rates, repayment terms, fees, restrictions, and positive and negative covenants. The Secured Credit Facility is secured by a first priority lien on substantially all of our and our domestic subsidiaries’ personal property and assets, subject to certain exceptions. Our obligations under the Secured Credit Facility are guaranteed by all of our wholly-owned domestic subsidiaries, other than certain excluded subsidiaries (the “Guarantors”).
In addition, we and the Guarantors guarantee the obligations of Dreamcatcher under its $27 million senior secured credit facility (the “Dreamcatcher Credit Facility”) entered into in connection with Dreamcatcher’s control of certain Local TV stations (see Note 5 to our audited consolidated financial statements for the description of the Dreamcatcher transactions). Our obligations and the obligations of the Guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with our obligations and the obligations of the Guarantors under the Secured Credit Facilities.
As further described in Note 2 to our audited consolidated financial statements, on August 4, 2014, we completed the Publishing Spin-off. In connection with the Publishing Spin-off, we received a $275 million cash dividend from Tribune Publishing. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under our Term Loan Facility.
Newsday and Chicago Cubs Transactions
As further described in Note 8 to our audited consolidated financial statements, we consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC Holdings, Inc., through NMG Holdings, Inc., owns approximately 97% and we own approximately 3% of Newsday Holdings LLC (“NHLLC”). The fair market value of the contributed NMG net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain should have been included in our 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on these amounts through December 28, 2014 would be approximately $30 million. We disagree with the IRS’s position and have timely filed our protest in response to the IRS’s proposed tax adjustments. We are contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, we would also be subject to approximately $31 million, net of tax benefits, of state income taxes and related interest through December 28, 2014. We do not maintain any tax reserves relating to the Newsday Transactions. In accordance with ASC Topic 740, our consolidated balance sheets at December 28, 2014 and December 29, 2013 includes a deferred tax liability of $110 million and $124 million, respectively, related to the future recognition of taxable income related to the Newsday Transactions.
As further described in Note 8 to our audited consolidated financial statements, we consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns approximately 95% and we own approximately 5% of the membership interests in New Cubs, LLC. The fair market value of the contributed Chicago Cubs Business exceeded its tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. The IRS is currently auditing our 2009 federal income tax return which includes the Chicago Cubs

Transactions. We expect the IRS audit to be concluded during 2015. If the gain on the Chicago Cubs Transactions is deemed by the IRS to be taxable in 2009, the federal and state income taxes would be approximately $225 million before interest and penalties. We do not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, our audited consolidated balance sheets at December 28, 2014 and December 29, 2013 includes a deferred tax liability of $174 million and $185 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.
Acquisitions
HWW
On October 1, 2014, we completed an acquisition of all the issued and outstanding equity interests of HWW for $18 million from ninemsn Pty Limited. HWW is Australia’s leading provider of TV and movie data and expands our Digital and Data segment’s reach into the Australian TV and digital entertainment markets as well as its global dataset to include Australian TV and movie data. HWW syndicates TV and movie data to leading Australian broadcasters, pay-TV operators and on-demand services for program guides on a wide range of devices, including IPTV, cable & satellite set-top boxes, smart TVs and mobile apps. HWW has data describing millions of TV programs and movies across more than 500 national and local TV channels in Australia and its DataGenius software platform is used to support entertainment data services across Australasia, Africa and the Middle East. See Note 5 to our audited consolidated financial statements for further description of this acquisition.
Baseline
On August 29, 2014, we completed the acquisition of all of the outstanding and issued limited liability company interests of Baseline for $49 million in cash. Baseline is a provider of film and television information and related services with movie and TV databases featuring information for more than 300,000 movie and TV projects, information on nearly 1.5 million TV and film professionals, and foreign and domestic box office data. Baseline expands the reach of our Digital and Data segment into the studio and TV network communities with data and services geared towards entertainment industry professionals. See Note 5 to our audited consolidated financial statements for further description of this acquisition.
What’s ON
On July 4, 2014, we completed the acquisition of all of the outstanding and issued equity interests of What’s ON for a purchase price of $27 million, consisting of $21 million net initial cash consideration and $6 million recorded as the net present value of additional deferred payments. The acquisition of What’s ON may also include additional payments in 2015 and 2016 to selling management shareholders totaling up to $8 million which will be accounted for as compensation expense as the payments are earned, in accordance with ASC Topic 805, “Business Combinations.” What’s ON expands the reach of our Digital and Data segment in the television search and EPG markets as What’s ON is a leading television search and EPG data provider for India and the Middle East. As of the date of the acquisition, What’s ON offered EPG data and TV search products for 16 countries, including India, United Arab Emirates, Saudi Arabia, Jordan, Egypt, Qatar, Bahrain, Indonesia, Kenya and Sri Lanka, across 1,600 television channels and helps power more than 58 million set-top boxes through the region’s top cable and Internet protocol television services. See Note 5 to our audited consolidated financial statements for further description of this acquisition.
Landmark
On May 1, 2014, we completed an acquisition of the issued and outstanding limited liability company interests of Capital-Gazette Communications, LLC and Landmark Community Newspapers of Maryland, LLC from Landmark Media Enterprises, LLC (the “Landmark Acquisition”) for $29 million in cash. The Landmark acquisition was distributed to Tribune Publishing in the Publishing Spin-off and results of operations attributable to Landmark from the date of acquisition are reflected within discontinued operations for the periods prior to the Publishing Spin-off. See Note 5 to our audited consolidated financial statements for further description of this acquisition.

Gracenote
On January 31, 2014, we completed the acquisition of Gracenote for $161 million in cash, net of certain working capital and other closing adjustments. Gracenote, a global leader in digital entertainment data, maintains and licenses data, products and services to businesses that enable their end users to discover analog and digital media on virtually any device. The Gracenote acquisition expands our reach into new growth areas, including streaming music services, mobile devices and automotive infotainment. Gracenote is a leading provider of music recognition technology and is supported by the industry’s largest source of music and video metadata. See Note 5 to our audited consolidated financial statements for further description of this acquisition.
Local TV
On December 27, 2013, pursuant to a securities purchase agreement dated as of June 29, 2013, we acquired all of the issued and outstanding equity interests in Local TV for $2.816 billion in cash, net of certain working capital and other closing adjustments, principally funded by the Company’s Secured Credit Facility. See Note 5 to our audited consolidated financial statements for further information on the Local TV Acquisition.
As a result of the acquisition, we became the owner of 16 television stations, including seven FOX television affiliates in Denver, Cleveland, St. Louis, Kansas City, Salt Lake City, Milwaukee and High Point/Greensboro/Winston-Salem; four CBS television affiliates in Memphis, Richmond, Huntsville and Fort Smith; one ABC television affiliate in Davenport/Moline; two NBC television affiliates in Des Moines and Oklahoma City; and two independent television stations in Fort Smith and Oklahoma City.
Concurrent with the Local TV Acquisition, Dreamcatcher, an entity formed in 2013 specifically to comply with FCC cross-ownership rules related to the Local TV Acquisition, acquired the FCC licenses and certain other assets and liabilities of Local TV’s television stations WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA and WNEP-TV, Scranton, PA (collectively, the “Dreamcatcher Stations”) (the “Dreamcatcher Transaction”). Subsequent to Dreamcatcher’s acquisition of the Dreamcatcher Stations, we entered into SSAs with Dreamcatcher to provide technical, promotional, back-office, distribution, content policies and limited programming services to the Dreamcatcher Stations. In compliance with FCC regulations for both us and Dreamcatcher, Dreamcatcher maintains complete responsibility for and control over programming, finances, personnel and operations of the Dreamcatcher Stations.
Sale of Equity Interest in Classified Ventures
On August 5, 2014, we announced our entry into a definitive agreement to sell our 27.8% equity interest in CV to Gannett. The transaction closed on October 1, 2014. As part of the transaction, Gannett acquired the equity interests of the remaining partners and thereby acquired full ownership of CV. CV was valued at approximately $2.5 billion for purposes of the transaction and gross proceeds of approximately $1.8 billion were paid to the selling partners at closing. Our portion of the proceeds from the transaction was $686 million before taxes ($426 million after taxes), of which $28 million will be held in escrow until October 1, 2015. Our pretax gain on the sale of CV recognized in the fourth quarter of 2014 was $372 million. Prior to closing, CV made a final distribution of all cash on hand from operations to the current owners. Our portion of this final distribution was $6 million, which is in addition to the proceeds from the sale transaction. We expect to use the proceeds from this transaction for general corporate purposes.
Employee Reductions
We identified reductions in staffing levels of approximately 230 positions in 2014, 60 positions in 2013 and 80 positions in 2012. We recorded pretax charges for severance and related expenses totaling $7 million in 2014 ($2 million at Television and Entertainment, $4 million at Digital and Data and $0.5 million at Corporate and Other), $3 million in 2013 ($1.6 million at Television and Entertainment, $0.3 million at Digital and Data and $0.6 million at Corporate and Other) and $2 million in 2012 ($1 million at Television and Entertainment, $0.4 million at Digital and Data and $0.1 million at Corporate and Other). These charges are included in selling, general and administrative expenses in our consolidated statements of operations.

Severance and related expenses included in income from discontinued operations, net of taxes totaled $6 million, $17 million and $13 million in 2014, 2013 and 2012, respectively.
The accrued liability for severance and related expenses was $3 million and $12 million at December 28, 2014 and December 29, 2013, respectively.
Non-Operating Items
Non-operating items for 2014, 2013 and 2012 are summarized as follows (in thousands):

	Successor	Predecessor
	2014	2013	2012
Loss on extinguishment of debt	$—	$(28,380)	$—
Gain on investment transactions, net	372,485	150	21,811
Write-downs of investments	(94)	—	(7,041)
Other non-operating gain (loss), net	(4,710)	(1,492)	294
Total non-operating items	$367,681	$(29,722)	$15,064
Non-operating items in 2014 included a pretax gain of $372 million on the sale of the Company’s 27.8% interest in CV on October 1, 2014. Our portion of the proceeds from the transaction was approximately $686 million, of which $28 million will be held in escrow until October 1, 2015. See Note 8 to our audited consolidated financial statements for further information on the sale of CV.
Other non-operating loss in 2014 included a $3 million non-cash pretax charge to write down convertible notes receivable related to one of the Company’s equity method investments. This write-down resulted from a decline in the fair value of the convertible notes receivable that the Company determined to be other than temporary.
Non-operating items in 2013 included a $28 million pretax loss on the extinguishment of the Exit Financing Facilities (as defined and described in Note 9 to our audited consolidated financial statements), which includes the write-off of unamortized debt issuance costs and discounts of $17 million and a prepayment premium of $11 million. See Note 9 to our audited consolidated financial statements for further information on the extinguishment of the Exit Financing Facilities.
Non-operating items in 2012 included a $22 million pretax gain on the sale of our 47.3% interest in Legacy.com, Inc. (“Legacy”). On April 2, 2012, we and the other shareholders of Legacy closed a transaction to sell their collective interests in Legacy to a third party. We received net proceeds of $22 million. See Note 8 to our audited consolidated financial statements for further information.
In 2012, we recorded non-cash pretax charges totaling $7 million to write down two of our equity method investments. These write-downs resulted from declines in the fair value of the investments that we determined to be other than temporary.
Reorganization Items, Net
ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported in reorganization items, net in our audited consolidated statement of operations for 2014 and 2013 and in the Predecessor’s audited consolidated statements of operations for December 31, 2012, and for 2012. Reorganization costs include provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts as well as professional advisory fees and other costs directly associated with the Debtors’ Chapter 11 cases.

Reorganization items, net included in our consolidated statements of operations for 2014 and 2013 and in the Predecessor’s consolidated statements of operations for December 31, 2012, and for 2012 consisted of the following (in thousands):

	Successor		Predecessor
	2014	2013	December 31, 2012	2012
Reorganization costs, net:
Professional advisory fees	$4,272	$13,515	$—	$101,280
Contract rejections and claim settlements	575	(446)	—	86,310
Debt valuation adjustments	—	—	—	3,147
Interest income	—	—	—	(43)
Other	2,421	3,862	—	7,176
Total reorganization costs, net	7,268	16,931	—	197,870
Reorganization adjustments, net	—	—	(4,734,050)	—
Fresh-start reporting adjustments, net	—	—	(3,550,264)	—
Total reorganization items, net	$7,268	$16,931	$(8,284,314)	$197,870

(1) The amounts included in this table are exclusive of amounts reflected in income from discontinued operations, net of taxes which totaled less than $1 million in each of the years 2014, 2013 and 2012, respectively, and $173 million for December 31, 2012.
Reorganization Costs, Net
As provided by the Bankruptcy Code, the Office of the United States Trustee for Region 3 (the “U.S. Trustee”) appointed an official committee of unsecured creditors (the “Creditors’ Committee”) on December 18, 2008. Prior to the Effective Date, the Creditors’ Committee was entitled to be heard on most matters that came before the Bankruptcy Court with respect to the Debtors’ Chapter 11 cases. Among other things, the Creditors’ Committee consulted with the Debtors regarding the administration of the Debtors’ Chapter 11 cases, investigated matters relevant to the Chapter 11 cases, including the formulation of the Plan, advised unsecured creditors regarding the Chapter 11 cases, and generally performed any other services as were in the interests of the Debtors’ unsecured creditors. The Debtors were required to bear certain of the Creditors’ Committee’s costs and expenses, including those of their counsel and other professional advisors. Such costs are included in our professional advisory fees. The appointment of the Creditors’ Committee terminated on the Effective Date, except with respect to the preparation and prosecution of the Creditors’ Committee’s requests for the payment of professional advisory fees and reimbursement of expenses, the evaluation of fee and expense requests of other parties, and the transfer of certain documents, information and privileges from the Creditors’ Committee to the Litigation Trust. Professional advisory fees included in the above summary pertained to the post-emergence activities related to the implementation of the Plan and other transition costs attributable to the reorganization and the resolution of unresolved claims.
In 2012, the Plan was confirmed which, among other things, resulted in the allowance of (or adjustments to) certain claims that were otherwise contingent upon the confirmation of the Plan. As a result, the Predecessor’s contract rejections and claim settlements in 2012 included losses totaling approximately $86 million of which $60 million related to professional advisory fees incurred by certain indenture trustees of the Predecessor’s prepetition debt, $24 million to adjust certain employee-related claims pursuant to a settlement agreement and $3 million relating to the write-off of the residual value of the net asset related to a prepetition interest rate swap related to certain of the Predecessor’s debt obligations that were settled or otherwise satisfied under the Plan.
A portion of the claims for professional advisory fees incurred by certain indenture trustees of the Predecessor’s prepetition debt are being disputed in Bankruptcy Court and remain subject to adjustment. The Predecessor’s debt valuation adjustments in 2012 included a loss of $3 million to adjust the claim for three interest rate swaps related to a $2.5 billion notional amount of the Predecessor’s variable rate borrowings to the amount allowed in accordance with the Plan.
In accordance with ASC Topic 852, reorganization costs for 2012 included the Debtors’ interest income on cash positions that the Debtors would not have earned but for the filing of the Chapter 11 Petitions.
Operating net cash outflows resulting from reorganization costs for 2014, 2013 and 2012 totaled $8 million, $132 million and $74 million, respectively, and were principally for the payment of professional advisory fees and other fees in each year. All other items included in reorganization costs in 2014, 2013 and 2012 are primarily non-cash adjustments.
We expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2015 and in future periods. These expenses will include primarily professional advisory fees and other costs related to the resolution of unresolved claims.
Reorganization Adjustments, Net
Reorganization adjustments, which were recorded to reflect the settlement of prepetition liabilities and changes in the Predecessor’s capital structure arising from the implementation of the Plan, resulted in a net reorganization gain of $4.734 billion before taxes ($4.552 billion after taxes), exclusive of a $9 million loss reflected in income from discontinued operations, net of taxes. The net gain was included in the Predecessor’s consolidated statement of operations for December 31, 2012. See Note 4 to our audited consolidated financial statements for further information regarding these reorganization adjustments.
Fresh-Start Reporting Adjustments, Net
Fresh-start reporting adjustments, which were recorded as a result of the adoption of fresh-start reporting as of the Effective Date in accordance with ASC Topic 852, resulted in a net gain of $3.550 billion before taxes ($2.662 billion after taxes), exclusive of a $95 million loss reflected in income from discontinued operations, net of taxes. The net gain resulted primarily from adjusting the Predecessor’s net carrying values for certain assets and liabilities to their fair values in accordance with ASC Topic 805, recording related adjustments to deferred income taxes and eliminating the Predecessor’s accumulated other comprehensive income (loss) as of the Effective Date. The fresh-start reporting adjustments were included in the Predecessor’s consolidated statement of operations for December 31, 2012. See Note 4 to our audited consolidated financial statements for further information pertaining to these fresh-start reporting adjustments.
Results of Operations
For the Three Years in the Period Ended December 28, 2014
As described under “Significant Events—Fresh-Start Reporting,” we adopted fresh-start reporting on the Effective Date and, therefore, became a new entity for financial reporting purposes. The adoption of fresh-start reporting has had and will continue to have a significant non-cash impact on our results of operations subsequent to the Effective Date. Our consolidated financial statements as of and for all periods prior to the Effective Date have not been adjusted to reflect any changes in our capital structure as a result of implementing the Plan, nor have they been adjusted to reflect any changes to the net carrying values of assets and liabilities as a result of the adoption of fresh-start reporting. Accordingly, our consolidated financial statements for periods subsequent to the Effective Date may not be comparable in all cases to prior periods. See Note 4 to our audited consolidated financial statements for further information pertaining to the adoption of fresh-start reporting.
As described under “Significant Events—Publishing Spin-Off,” on August 4, 2014, we completed the Spin-off of our principal publishing operations into an independent company, Tribune Publishing. As a result, the historical results of operations for Tribune Publishing are reported in discontinued operations for all periods presented. The following discussion of our annual results for fiscal years 2014, 2013 and 2012 only relates to our continuing operations, unless otherwise noted. In addition, we realigned and renamed our reportable segments following the Publishing Spin-off, as described above.

Our fiscal year ends on the last Sunday in December. Fiscal years 2014 and 2013 each comprised a 52‑week period. Our 2012 fiscal year ended on December 30, 2012 and comprised a 53-week period. The additional week increased consolidated operating revenues, operating expenses and operating profit by approximately 1.5%, 1% and 3%, respectively, in 2012, without giving effect to the reclassification of discontinued operations. Refer below for the description of the impact of an additional week on the results of operations for each of our reportable segments.

CONSOLIDATED
Our consolidated operating results for 2014, 2013 and 2012 are shown in the table below.

	Successor		Predecessor	Change
(in thousands)	2014	2013	2012	14-13	13-12
Operating revenues	$1,949,359	$1,147,240	$1,232,847	+70%	-7%

Operating profit	$301,182	$199,040	$250,903	+51%	-21%

Income on equity investments, net	$236,713	$145,241	$198,690	+63%	-27%

Income from continuing operations	$463,111	$162,942	$283,635	*	-43%

Income from discontinued operations, net of taxes	$13,552	$78,613	$138,853	-83%	-43%

Net income	$476,663	$241,555	$422,488	+97%	-43%

Operating Revenues and Profit (Loss)—Consolidated operating revenues and operating profit (loss) by business segment were as follows:

	Successor		Predecessor	Change
(in thousands)	2014	2013	2012	14-13	13-12
Operating revenues
Television and Entertainment	$1,720,536	$1,014,424	$1,141,701	+70%	-11%
Digital and Data	174,031	79,217	84,512	*	-6%
Corporate and Other	54,792	53,599	6,634	+2%	*
Total operating revenues	$1,949,359	$1,147,240	$1,232,847	+70%	-7%
Operating profit (loss)
Television and Entertainment	$336,921	$195,940	$366,472	+72%	-47%
Digital and Data	3,409	16,497	24,365	-79%	-32%
Corporate and Other	(39,148)	(13,397)	(139,934)	*	-90%
Total operating profit	$301,182	$199,040	$250,903	+51%	-21%

*	Represents positive or negative change in excess of 100%

2014 compared to 2013
Consolidated operating revenues increased 70%, or $802 million, in 2014 primarily due to a $706 million increase in Television and Entertainment revenues, primarily as a result of the inclusion of revenues from the Local TV stations and the Dreamcatcher Stations (the “Local TV/Dreamcatcher stations”) acquired on December 27, 2013. Consolidated operating profit increased 51%, or $102 million, in 2014 due primarily to higher Television and Entertainment operating profit, partially offset by higher Corporate and Other expenses.
2013 compared to 2012
Consolidated operating revenues decreased 7%, or $86 million, in 2013 primarily due to a decline in Television and Entertainment operating revenues, partially offset by an increase in real estate revenues in the Corporate and Other segment. Consolidated operating profit decreased 21%, or $52 million, in 2013 due to the decline in revenues, partially offset by lower operating expenses.
Operating Expenses—Consolidated operating expenses were as follows:

	Successor		Predecessor	Change
(in thousands)	2014	2013	2012	14-13	13-12
Programming	$354,666	$254,225	$300,870	+40%	-16%
Direct operating expenses	420,763	225,924	238,230	+86%	-5%
Selling, general and administrative	584,274	312,147	387,931	+87%	-20%
Depreciation	70,187	41,187	42,988	+70%	-4%
Amortization	218,287	114,717	11,925	+90%	*
Total operating expenses	$1,648,177	$948,200	$981,944	+74%	-3%

*	Represents positive or negative change in excess of 100%
2014 compared to 2013
Programming expenses, which represented 18% of revenues for the year ended December 28, 2014 compared to 22% for the year ended December 29, 2013, increased 40%, or $100 million, due primarily to the programming expenses of the Local TV/Dreamcatcher stations, higher expenses of $58 million related to new original series (Salem and Manhattan) that premiered in 2014, changes in syndicated programming at WGN America and production and development costs at Tribune Studios, partially offset by reductions in sports programming and lower broadcast rights expense for older syndicated programming at the local television stations.
Direct operating expenses, which represented 22% of revenues for the year ended December 28, 2014 compared to 20% for the year ended December 29, 2013, increased 86%, or $195 million. Compensation expense increased 87%, or $156 million, primarily as a result of the inclusion of the Local TV/Dreamcatcher stations, and Gracenote and What’s ON, which were acquired in 2014. All other direct operating expenses, such as outside services expense, occupancy expense and royalty expense, increased 83%, or $38 million, due primarily to the expenses of the Local TV/Dreamcatcher stations, Gracenote and What’s ON.
Selling, general and administrative (“SG&A”) expenses, which represented 30% of revenues for the year ended December 28, 2014 compared to 27% for the year ended December 29, 2013, increased 87%, or $272 million, due mainly to higher compensation, promotion, outside services and occupancy expenses. Compensation expense increased $152 million primarily due to the additional expense attributed to the acquisitions of the Local TV/Dreamcatcher stations and Gracenote and $21 million of stock-based compensation expense. Promotion expense increased 82%, or $52 million, due primarily to higher advertising expenses of $23 million related to the promotion of new original programming that airs on WGN America and expenses from the Local TV/Dreamcatcher stations.

Outside services expense increased 80%, or $39 million, due mainly to a $15 million charge for early termination of an outside sales force contract in the Television and Entertainment segment and the expenses from the Local TV/Dreamcatcher stations and Gracenote. Occupancy expense increased 47%, or $16 million, due largely to the expenses from the Local TV/Dreamcatcher stations and Gracenote. Other expenses decreased 24%, or $4 million, as a $21 million pre-tax gain in the fourth quarter of 2014 on the sale of a production facility in Baltimore, MD, which was leased by Tribune Publishing, was partially offset by expenses from the Local TV/Dreamcatcher stations and Gracenote, an increase in litigation settlements of $3 million and $4 million of impairment charges to write down four real estate properties.
Depreciation expense increased 70%, or $29 million, in 2014. The increase is due to the depreciation of property and equipment acquired in connection with the Local TV Acquisition at the end of 2013 and Gracenote on January 31, 2014.
Amortization expense increased 90%, or $104 million, in 2014, of which $144 million is related to the amortization of intangible assets recorded in connection with the acquisitions of Local TV and Gracenote, partially offset by the absence of $43 million of amortization expense for certain intangible assets recorded in connection with the adoption of fresh-start reporting which were fully amortized as of December 29, 2013.
2013 compared to 2012
Programming expenses, which represented 22% of revenues for the year ended December 29, 2013 compared to 24% for the year ended December 30, 2012, decreased 16%, or $47 million, in 2013. The decrease was primarily due to the revaluation of broadcast rights contracts in connection with the adoption of fresh-start reporting, a decline from a reduction in the estimated values of barter programming and lower amortization related to aging syndicated programs, partially offset by an increase in FOX network programming fees as a result of a new agreement entered into in July 2012.
Direct operating expenses, which represented 20% of revenues for the year ended December 29, 2013 compared to 19% for the year ended December 30, 2012, decreased 5%, or $12 million, in 2013 due primarily to lower compensation and outside services expenses. Compensation expense decreased 4%, or $8 million, principally due to a decrease in pension expense of $5 million primarily as result of adopting fresh-start reporting and lower direct pay and benefits of $3 million from reduced staffing levels. Outside printing expense decreased 73%, or $3 million, mainly due to the sale of our print television guide business in April 2013. In 2013, outside printing costs related to the print television guides was $1 million compared to $4 million in 2012.
SG&A expenses, which represented 27% of revenues for the year ended December 29, 2013 compared to 31% for the year ended December 30, 2012, decreased 20%, or $76 million, in 2013 primarily due to lower compensation expense, partially offset by higher outside services expense. Compensation expense decreased 48%, or $120 million, primarily due to a $132 million decrease in pension expense as a result of adopting fresh-start reporting on the Effective Date, partially offset by higher direct pay and benefits of $12 million driven by a $5 million increase in stock-based compensation expense as well as increased staffing levels at Corporate and Other. Outside services expense was $57 million in 2013 compared to $26 million in 2012. The increase was due mainly to higher corporate professional advisory fees of $26 million, including fees incurred in connection with the Local TV Acquisition.
On a combined basis, depreciation and amortization expense was $156 million in 2013 compared to $55 million in 2012. The increase was primarily a result of the adoption of fresh-start reporting, which increased the recorded values of amortizable intangible assets and lowered the value of depreciable properties. In 2013, depreciation expense fell $2 million and amortization expense increased $103 million.
Income (Loss) From Discontinued Operations, Net of Taxes—As the Publishing Spin-off occurred on August 4, 2014, the results of discontinued operations for the year ended December 28, 2014 reflect the operating results for Tribune Publishing for 31 weeks. Income from discontinued operations, net of taxes totaled $14 million, $79 million, and $139 million in 2014, 2013 and 2012, respectively. Interest expense allocated to Tribune Publishing totaled $7 million and $11 million for the years ended December 28, 2014 and December 29, 2013, respectively. Interest expense included in discontinued operations for the year ended December 30, 2012 relates to capital leases held by Tribune Publishing and does not include any allocated interest expense related to our debt facilities while in bankruptcy. The results of discontinued operations for the years ended December 28, 2014 and December 29, 2013 also include $23 million and $15 million, respectively, of transaction costs, including legal and professional fees, incurred by the Company to complete the Publishing Spin-off. No such costs were incurred on December 31, 2012 and in the year ended December 30, 2012. See “Significant Events—Publishing Spin-Off” section above for further information.
TELEVISION AND ENTERTAINMENT
Our fiscal years 2014 and 2013 each comprised a 52‑week period whereas fiscal year 2012 ended on December 30, 2012 and comprised a 53-week period. The additional week increased Television and Entertainment operating revenues, operating expenses and operating profit by approximately 1% each in 2012.
Operating Revenues and Profit—In 2014, Television and Entertainment 88% of our consolidated operating revenues, and 99% of the consolidated operating profit excluding Corporate and Other. Our Television and Entertainment operations at the end of 2014 included 42 local television stations (inclusive of stations acquired from Local TV on December 27, 2013 and the three stations owned by Dreamcatcher, as described under “Significant Events—Acquisitions—Local TV”); WGN America, a national general entertainment network; Tribune Studios, a production company that sources and produces original and exclusive content for WGN America and our local television stations; Antenna TV and THIS TV, national multicast networks; and WGN-AM radio. Operating revenues include advertising revenues, retransmission consent and carriage fees, barter/trade revenues, copyright royalties and other revenues. Revenues and operating profit of the Local TV/Dreamcatcher stations for the year ended December 28, 2014 are not separately disclosed and the impacts to the current periods are not quantified below as the Local TV operations were significantly integrated immediately upon consummation of the acquisition and, therefore, it is impracticable to separately identify Local TV financial information. Television and Entertainment’s results of operations in 2013 included $4 million of operating revenues and $4 million of operating expenses for the results of the acquired Local TV stations and the Dreamcatcher Stations for the three days from December 27, 2013 through December 29, 2013. The following table presents Television and Entertainment operating revenues, operating expenses and operating profit.

	Successor		Predecessor	Change
(in thousands)	2014	2013	2012	14-13	13-12
Operating revenues	$1,720,536	$1,014,424	$1,141,701	+70%	-11%
Operating expenses	1,383,615	818,484	775,229	+69%	+6%
Operating profit	$336,921	$195,940	$366,472	+72%	-47%
2014 compared to 2013
Television and Entertainment operating revenues increased 70%, or $706 million, in 2014 due largely to the additional revenue from the Local TV/Dreamcatcher stations and an increase in retransmission consent fees, partially offset by declines in other categories, as further described below.
Television and Entertainment operating profit increased 72%, or $141 million, in 2014 due mainly to the additional operating profit of the Local TV/Dreamcatcher stations, partially offset by higher operating expenses due to stock-based compensation, increased staffing levels to support expanded operations, higher production and promotion expense to support new original programming, and a $15 million charge for the early termination of an outside sales force contract that will be fully satisfied and paid by our remaining third-party sales force firm.

2013 compared to 2012
Television and Entertainment operating revenues decreased 11%, or $127 million, in 2013 due largely to declines in advertising, barter/trade and copyright royalty revenues, partially offset by an increase in retransmission consent fees, as further described below.
Television and Entertainment operating profit decreased 47%, or $171 million, in 2013 due to the decline in operating revenues and higher operating expenses primarily due to higher amortization of intangibles. As further described below, the adoption of fresh-start reporting on the Effective Date resulted in a significant increase in amortization expense in 2013 and less significant reductions in pension expense and certain other operating expenses.
Operating Revenues—Television and Entertainment operating revenues, by classification, were as follows:

	Successor		Predecessor	Change
(in thousands)	2014	2013	2012	14-13	13-12
Advertising	$1,335,964	$809,732	$874,117	+65%	-7%
Retransmission consent fees	229,243	49,586	24,975	*	+99%
Carriage fees	57,137	53,795	59,877	+6%	-10%
Barter/trade	41,267	31,292	80,189	+32%	-61%
Copyright royalties	27,161	32,954	68,954	-18%	-52%
Other	29,764	37,065	33,589	-20%	+10%
Total operating revenues	$1,720,536	$1,014,424	$1,141,701	+70%	-11%

*	Represents positive or negative change in excess of 100%
2014 compared to 2013
Advertising Revenues—Advertising revenues, net of agency commissions, grew 65%, or $526 million, in 2014 primarily due to advertising revenue from the Local TV/Dreamcatcher stations, partially offset by declines in several markets including WPIX-New York, KIAH-Houston, WPHL-Philadelphia and KDAF-Dallas. The declines at WPIX-New York, KIAH-Houston and KDAF-Dallas were the result of overall weakness in those markets compared to 2013 as well as lower ratings in certain time periods. The decline at WPHL-Philadelphia was largely due to the absence of baseball related advertising revenue in 2014. Net political advertising revenues, which are a component of total advertising revenues, were $90 million for the year ended December 28, 2014 compared to $7 million for the year ended December 29, 2013.
Retransmission Consent Fees—Retransmission consent fees increased $180 million in 2014 primarily due higher rates included in retransmission consent agreement renewals that became effective in early 2014 and during the second quarter of 2013 as well as the addition of the Local TV/Dreamcatcher stations.
Carriage Fees—Carriage fees, which consist of fees received from cable and satellite operators for the carriage of WGN America and Chicagoland Television, increased 6%, or $3 million, in 2014 due mainly to higher rates for the distribution of WGN America.
Barter/Trade Revenues—Barter/trade revenues increased 32%, or $10 million, due primarily to the addition of the Local TV/Dreamcatcher stations.
Copyright Royalties—Copyright royalties decreased 18%, or $6 million. In 2013, we received $7 million of additional royalties in excess of accruals primarily related to WGN-TV, Chicago copyrighted programming that aired on WGN America in prior years and was distributed on national cable, satellite, and other similar distribution methods.
Other Revenues—Other revenues are primarily derived from profit sharing and revenue on syndicated content. Prior to the acquisition of Local TV, other revenues also included net revenues from local marketing agreements under which Local TV operated both the Tribune and Local TV stations in Denver and St. Louis. These agreements were cancelled upon consummation of the acquisition as Tribune became the owner of the FOX affiliate stations previously owned by Local TV in those markets. Revenue from these local marketing agreements was $18 million in the year ended December 29, 2013. The decrease in revenue from local marketing agreements was partially offset by the addition of the Local TV/Dreamcatcher stations as well as increased profit sharing revenues earned from Antenna TV and THIS TV.
2013 compared to 2012
Advertising Revenues—Advertising revenues, net of agency commissions, fell 7%, or $64 million, in 2013 due to a $31 million decline in total television political advertising and declines in several other advertising categories including education/training, movies, retail and telecom. The largest declines were at WGN-TV, Chicago, WPIX-TV, New York, WGN America and KTXL-TV, Sacramento. The declines at WGN-TV, Chicago and WPIX-TV, New York were the result of weaker overall broadcast advertising markets compared to 2012, lower baseball revenue at WGN-TV, Chicago and lower ratings in certain time periods at WPIX-TV, New York. The decline at WGN America was primarily due to lower ratings and a weaker national scatter market. The decline at KTXL-TV, Sacramento was largely due to lower political advertising revenue in 2013. Political advertising revenues, which are a component of total advertising revenues, were $7 million for the year ended December 29, 2013 compared to $38 million for the year ended December 30, 2012.
Retransmission Consent Fees—Retransmission consent fees increased 99%, or $25 million, in 2013 primarily due to higher rates included in several retransmission consent agreement renewals.
Carriage Fees—Carriage fees fell 10%, or $6 million, in 2013 due to a decline in subscribers and lower average rates at WGN America.
Barter/Trade Revenues—Barter/trade revenues declined 61%, or $49 million, in 2013 due primarily to a reduction in the estimated values of barter programming in 2013. This change had no impact on operating profit as related barter programming costs are equal to barter revenue.
Copyright Royalties—Copyright royalties decreased 52%, or $36 million. In 2012, we received additional royalties in excess of accruals related primarily to WGN-TV, Chicago copyrighted programming that aired on WGN America in prior years and was distributed on national cable, satellite and other similar distribution methods.
Other Revenues—Other revenues increased 10%, or $3 million, in 2013 due primarily to syndication revenue from The Arsenio Hall Show and The Test.

Operating Expenses—Television and Entertainment operating expenses for 2014, 2013 and 2012 were as follows:

	Successor		Predecessor	Change
(in thousands)	2014	2013	2012	14-13	13-12
Compensation	$496,562	$274,981	$282,679	+81%	-3%
Programming	354,666	254,225	300,870	+40%	-16%
Depreciation	50,262	29,947	37,995	+68%	-21%
Amortization	197,054	105,526	10,594	+87%	*
Other	285,071	153,805	143,091	+85%	+7%
Total operating expenses	$1,383,615	$818,484	$775,229	+69%	+6%

*	Represents positive or negative change in excess of 100%
2014 compared to 2013
Television and Entertainment operating expenses increased 69%, or $565 million, in 2014 compared to the prior year largely due to the expenses of Local TV/Dreamcatcher stations acquired at the end of 2013 and increases in compensation, programming and other expenses, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 81%, or $222 million, in 2014. Direct pay and benefits increased $189 million due mainly to the addition of the Local TV/Dreamcatcher stations as well as increased staffing levels at the Television and Entertainment group level, WGN America, Tribune Studios, which launched in early 2013, WGN Radio, which launched a new station in the first quarter of 2014, and WPIX-New York due to enhanced news coverage. In addition, other compensation increased by $32 million primarily due to higher sales commissions as a result of the addition of the Local TV/Dreamcatcher stations, as well as an increase of $7 million of stock based compensation expense.
Programming Expense—Programming expense increased 40%, or $100 million, in 2014 due primarily to the programming expenses of the Local TV/Dreamcatcher stations, higher expenses of $58 million related to new original series (Salem and Manhattan) that premiered in 2014, changes in syndicated programming at WGN America and higher production and development costs at Tribune Studios, partially offset by reductions in sports programming and lower broadcast rights expense for older syndicated programming at the local television stations.
Depreciation and Amortization Expense—Depreciation expense increased 68%, or $20 million, in 2014 due to depreciation expense on property and equipment recorded in connection with the Local TV Acquisition. Amortization expense increased 87%, or $92 million, in 2014. Approximately $135 million of the change was driven by the increase in amortization of intangible assets recorded in connection with the Local TV Acquisition, partially offset by the absence of $43 million of amortization expense for certain intangible assets recorded in connection with the adoption of fresh-start reporting which were fully amortized as of December 29, 2013.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses increased 85%, or $131 million, in 2014. The increase was due primarily to the expenses of the Local TV/Dreamcatcher stations, higher advertising expense of $23 million related to the promotion of new original programming that airs on WGN America and a $15 million charge for the early termination of an outside sales force contract.

2013 compared to 2012
Television and Entertainment operating expenses were up 6%, or $43 million, in 2013 compared to the prior year largely due to an increase in amortization expense, partially offset by a decrease in programming expenses, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, decreased 3%, or $8 million, in 2013 primarily due to lower pension expense of $8 million, largely as a result of the adoption of fresh-start reporting on the Effective Date.
Programming Expense—Programming expense decreased 16%, or $47 million, in 2013 as higher FOX network programming fees and outside production costs were more than offset by the favorable impact related to the revaluation of broadcast rights contracts in connection with the adoption of fresh-start reporting, a reduction in the estimated values of barter programming in 2013 and lower amortization related to lower broadcast rights expense for older syndicated programs.
Depreciation and Amortization Expense—Depreciation expense declined 21%, or $8 million, in 2013 mainly as a result of the adoption of fresh-start reporting which lowered the recorded values of depreciable assets. Amortization expense increased in 2013 by $95 million due mainly to higher recorded values of amortizable assets resulting from the adoption of fresh-start reporting.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses increased 7%, or $11 million, in 2013 primarily due to higher occupancy expense of $5 million, a write-down of certain software applications of $1 million and a $1 million pretax impairment charge to write down the FCC license at one of our television stations.
DIGITAL AND DATA
Our fiscal years 2014 and 2013 each comprised a 52‑week period whereas fiscal year 2012 ended on December 30, 2012 and comprised a 53-week period. The additional week increased Digital and Data’s operating revenues by less than 1%, operating expenses by approximately 1% and decreased operating profit by approximately 1% in 2012.
Operating Revenues and Profit—In 2014, Digital and Data contributed 9% of consolidated operating revenues and 1% of the consolidated operating profit excluding Corporate and Other. Video revenue is derived principally from the sale of entertainment data to cable and satellite systems, digital services, and consumer electronics manufacturers to populate the entertainment guides that they provide to consumers, and accounted for 52% of the Digital and Data segment’s total operating revenues in 2014. Music revenue is derived principally from licensing metadata and technologies in the business-to-business segment on either a flat fee or on a use-based royalty basis, and accounted for 45% of the Digital and Data segment’s total operating revenues in 2014. Entertainment websites and other revenue includes digital advertising sales on our consumer-facing entertainment websites, affiliate fees for a white-label version of the website, and, prior to April 2013, sales of print television guides to cable systems, and accounted for 3% of the Digital and Data segment’s operating revenues in 2014. The largest drivers of change to the results of operations for the Digital and Data segment in 2014 compared to 2013 were the acquisitions of Gracenote on January 31, 2014, What’s ON on July 4, 2014, Baseline on August 29, 2014 and HWW on October 1, 2014.

The table below presents Digital and Data operating revenues, operating expenses and operating profit.

	Successor		Predecessor	Change
(in thousands)	2014	2013	2012	14-13	13-12
Operating revenues	$174,031	$79,217	$84,512	*	-6%
Operating expenses	170,622	62,720	60,147	*	+4%
Operating profit	$3,409	$16,497	$24,365	-79%	-32%
2014 compared to 2013
Digital and Data operating revenues increased $95 million in 2014 largely due to the additional revenue from Gracenote. In accordance with business combination principles under ASC Topic 805, we were required to write down to fair value certain deferred revenue liability balances related to software license customer contracts assumed in the Gracenote acquisition. The revenue for these contracts is deferred and typically recognized over a period ranging from 12 to 24 months, depending on the specific contract terms. At the acquisition date, the carrying value of the acquired deferred revenue liability was reduced by $10 million. The impact of this fair value adjustment was a reduction to reported revenues and operating profit from Gracenote of $8 million for 2014.
Digital and Data operating profit decreased 79%, or $13 million, in 2014. Operating expenses in 2014 included higher amortization of intangible assets driven by the increase in intangible assets recorded at fair value in connection with the acquisitions.
2013 compared to 2012
Digital and Data operating revenues fell 6%, or $5 million, in 2013 primarily due to a decline in other revenue of $11 million due to the sale of our print television guide business in April 2013, partially offset by an increase in video revenues of $5 million, as further discussed below.
Digital and Data operating profit decreased 32%, or $8 million, in 2013 due largely to an increase in amortization expense of $8 million and lower operating revenues of $5 million, partially offset by a reduction in outside services expenses of $4 million. As further described below, our adoption of fresh-start reporting on the Effective Date resulted in a significant increase in amortization expense in 2013.
Operating Revenues—Digital and Data operating revenues, by classification, were as follows:

	Successor		Predecessor	Change
(in thousands)	2014	2013	2012	14-13	13-12
Video	$91,299	$68,708	$63,465	+33%	+8%
Music	77,729	—	—	*	*
Entertainment websites and other	5,003	10,509	21,047	-52%	-50%
Total operating revenues	$174,031	$79,217	$84,512	*	-6%
2014 compared to 2013
Video Revenues—Video revenues were up 33%, or $23 million, in 2014 due largely to the additional revenue from Gracenote, What’s ON, Baseline and HWW, increased sales from online video products and higher revenue from digital customers.
Music Revenues—Music revenues were $78 million and were derived entirely from Gracenote, which was acquired at the beginning of 2014.

Entertainment Websites and Other—Entertainment websites and other revenues decreased 52%, or $6 million, in 2014. The decrease was primarily due to the sale of our print television guide business in April 2013, which contributed $3 million of revenue in 2013, and to a decline in Zap2it advertising revenue of $2 million resulting from reduced traffic to the website.
2013 compared to 2012
Video Revenues—Video revenues were up 8%, or $5 million, in 2013 due largely to higher U.S. sales of $3 million, primarily to cable/satellite and digital service providers, as well as a $2 million increase in revenue as a result of expansion in Latin America and Europe.
Entertainment Websites and Other—Entertainment websites and other revenues fell 50%, or $11 million, in 2013. The decrease was primarily due to the sale of our print television guide business in April 2013 which contributed $3 million of revenue in 2013 compared to $13 million of revenue in 2012.
Operating Expenses—Digital and Data operating expenses for 2014, 2013 and 2012 were as follows:

	Successor		Predecessor	Change
(in thousands)	2014	2013	2012	14-13	13-12
Compensation	$94,167	$35,280	$35,023	*	+1%
Outside services	14,950	6,998	11,068	*	-37%
Depreciation	7,744	2,576	2,755	*	-6%
Amortization	21,233	9,191	1,133	*	*
Other	32,528	8,675	10,168	*	-15%
Total operating expenses	$170,622	$62,720	$60,147	*	+4%

*	Represents positive or negative change in excess of 100%
2014 compared to 2013
Digital and Data operating expenses increased $108 million in 2014. The increase was due primarily to the addition of the expenses of Gracenote, What’s ON and Baseline.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased $59 million in 2014 due primarily to an increase in direct pay and benefits from acquisitions and higher severance costs.
Outside Services—Outside services expenses, which is included in both direct operating expenses and SG&A expense, increased $8 million due largely to the additional expenses from Gracenote.
Depreciation and Amortization Expense—Depreciation and amortization expense increased $17 million in 2014 primarily due to higher depreciation and amortization expense as a result of the acquisitions of Gracenote, What’s ON, Baseline and HWW.
Other Expenses—Other expenses include sales and marketing, occupancy, repairs and maintenance and other miscellaneous expenses, which are included in direct operating expenses or SG&A, as applicable. Other expenses increased $24 million in 2014 due primarily to added expenses from Gracenote.

2013 compared to 2012
Digital and Data operating expenses increased 4%, or $3 million, in 2013. The increase was due primarily to an increase in amortization expense, partially offset by decreases in outside services and other expenses, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 1%, or less than $1 million, in 2013 due primarily to higher direct pay and benefits of $2 million resulting from product expansion in the U.S., Europe and Latin America, largely offset by the sale of our print television guide business in April 2013.
Outside Services—Outside services expenses, which is included in both direct operating expenses and SG&A expense, declined 37%, or $4 million, in 2013 due mainly to the absence of outside printing and production costs as a result of the sale of our print television guide business. In 2013, outside services expenses related to the print television guide business were $1 million compared to $5 million in 2012.
Depreciation and Amortization Expense—Depreciation expense decreased 6%, or less than $1 million, in 2013. Amortization expense increased $8 million in 2013 due largely to higher recorded values of amortizable intangible assets resulting from the adoption of fresh-start reporting on the Effective Date.
Other Expenses—Other expenses include sales and marketing, occupancy, repairs and maintenance and other miscellaneous expenses, which are included in direct operating expenses or SG&A, as applicable. Other expenses decreased 15%, or less than $1 million, in 2013 due primarily to the sale of our print television guide business. The print television guide business had $1 million in other expenses in 2013 compared to $3 million in 2012.
CORPORATE AND OTHER
Our fiscal years 2014 and 2013 each comprised a 52‑week period whereas fiscal year 2012 ended on December 30, 2012 and comprised a 53-week period. The additional week in 2012 had no impact on Corporate and Other operating revenues, and the impact on operating expenses was not material.
Operating Revenues and Expenses—The following table presents Corporate and Other operating revenues and expenses. Our Corporate and Other operations include certain administrative activities associated with operating the corporate office functions and managing our predominantly frozen company-sponsored defined benefit pension plans, as well as the management of certain real estate assets, including revenues from leasing office and production facilities.
As described in “—Significant Events— Discontinued Operations,” in 2013, Tribune Publishing entered into intercompany lease agreements with our real estate holding companies to lease back certain land and buildings that had been transferred on December 21, 2012. The real estate holding companies were not included in the Publishing Spin-off. Subsequent to the Publishing Spin-off, we have reclassified the historical intercompany rental revenues related to these leases for 2014 and 2013 totaling $24 million and $39 million, respectively, into other revenues as an increase to income from continuing operations in our audited consolidated statement of operations due to the continuing lease arrangements between us and Tribune Publishing following the Publishing Spin-off. Similarly, the historical intercompany rental costs incurred by Tribune Publishing in 2014 and 2013, respectively, under these leases have been reclassified as a reduction of income from discontinued operations, net in the Company’s consolidated statement of operations for the year ended December 28, 2014. There was no impact to our consolidated net income for any periods prior to the Publishing Spin-off as a result of these reclassifications. Subsequent to the Publishing Spin-off, all rental revenues earned by us under these leases with Tribune Publishing are reflected as other revenues in our consolidated statements of operations.

Corporate and Other operating revenues and expenses for 2014, 2013 and 2012 were as follows:

	Successor		Predecessor	Change
(in thousands)	2014	2013	2012	14-13	13-12
Real estate revenues	$54,792	$53,599	$6,634	+2%	*

Operating Expenses
Real estate (1)	14,396	28,167	5,238	-49%	*
Corporate (2)	110,311	73,523	47,322	+50%	+55%
Pension cost (credit)	(30,767)	(34,694)	94,008	-11%	*
Total operating expenses	$93,940	$66,996	$146,568	+40%	-54%

*	Represents positive or negative change in excess of 100%

(1)	Real estate operating expenses included $9.8 million, $8.2 million and $2.0 million of depreciation expense in 2014, 2013 and 2012, respectively.

(2)	Corporate operating expenses included $2.4 million, $0.5 million and $0.2 million of depreciation expense in 2014, 2013 and 2012, respectively, and $0.2 million of amortization expense in 2012.
2014 compared to 2013
Real Estate Revenues—Real estate revenues increased 2%, or $1 million, in 2014 primarily due to the commencement of additional leases with Tribune Publishing for two facilities in Hartford, Connecticut in November 2013 and higher other tenant revenues at Tribune Tower in Chicago and Los Angeles Times Square.
Real Estate Expenses—Real estate operating expenses decreased 49%, or $14 million in 2014 due mainly to a $21 million pre-tax gain on sale of the production facility in Baltimore, MD leased to Tribune Publishing (sold in December 2014), partially offset by an increase of $3 million of property management fees due to outsourcing building management of certain owned properties, higher depreciation expense of $2 million and an increase of $1 million due to higher property development costs.
Corporate Expenses—Corporate expenses increased 50%, or $37 million, in 2014. The increase was due mainly to higher compensation of $24 million, including a $12 million increase in stock-based compensation expense, and higher operating expenses, including consulting and software license fees related to a technology application implementation and technology costs associated with the separation of Tribune Publishing systems in connection with the Publishing Spin-off, partially offset by a decrease in transaction-related fees of $6 million. Transaction-related fees were $14 million in 2014 compared to $20 million in 2013.
Pension Cost (Credit)—The pension credit decreased 11%, or $4 million, in 2014.
2013 compared to 2012
Real Estate Revenues—As further described above, in 2013, we reclassified the historical intercompany revenues from leases with Tribune Publishing into real estate revenues based on the effective dates of the leases. Accordingly, real estate revenues were $54 million in 2013 compared to $7 million in 2012. The increase was due to the operating leases entered into by Tribune Publishing with the real estate holding companies in 2013 for the office and production facilities used by Tribune Publishing.
Real Estate Expenses—Real estate operating expenses increased $23 million in 2013 primarily due to the transfer of real estate properties from Tribune Publishing to the real estate holding companies in conjunction with our emergence from bankruptcy. Such costs were previously reported in our publishing segment and are now included in discontinued operations for periods prior to the transfers.

Corporate Expenses—Corporate expenses increased 55%, or $26 million, in 2013 largely due to a $26 million increase in legal and professional advisory fees, including transaction-related fees incurred in connection with the Local TV Acquisition. Transaction-related fees were $20 million in 2013 compared to $2 million in 2012.
Pension Cost (Credit)—Pension expense decreased $129 million, in 2013 largely as a result of adopting fresh-start reporting on the Effective Date, which resulted in the elimination of unrecognized actuarial losses that were included in accumulated other comprehensive income (loss) as of the Effective Date and previously recognized in net periodic pension expense over the estimated average remaining service period of active employees expected to receive benefits. Consolidated pension expense in 2012 included $127 million of recognized actuarial losses, of which $119 million was included in Corporate expenses.
INCOME ON EQUITY INVESTMENTS, NET
Our income on equity investments, net from continuing operations for 2014, 2013 and 2012 was as follows:

	Successor		Predecessor	Change
(in thousands)	2014	2013	2012	14-13	13-12
Income from equity investments, net, before amortization of basis difference (1)	$379,048	$243,528	$199,947	+56%	+22%
Amortization of basis difference	(142,335)	(98,287)	(1,257)	+45%	*
Income from equity investments, net (1)	$236,713	$145,241	$198,690	+63%	-27%

*	Represents positive or negative change in excess of 100%

(1)
Income from equity investments, net excludes $1 million, $1 million and $2 million of losses in 2014, 2013 and 2012, respectively, related to discontinued operations for investments contributed to Tribune Publishing in the Publishing Spin-off.

Income on equity investments, net increased 63%, or $91 million, in 2014. The increase was due primarily to higher equity income from CV due to a gain on the sale of its Apartments.com business which was sold to Costar Group, Inc. on April 1, 2014 for $585 million in cash. Our share of the proceeds from the transaction was $160 million before taxes, which was distributed at closing. In connection with the sale, we recorded equity income of $72 million, net of amortization of basis difference of $85 million related to intangible assets of the Apartments.com business. Excluding the amortization of basis difference related to Apartments.com, the amortization decreased $41 million in the year ended December 28, 2014.
Income on equity investments, net decreased 27%, or $53 million, in 2013. The reduction was due primarily to the amortization in 2013 of a portion of the fresh-start reporting adjustments recorded as of December 31, 2012 to increase equity investments to estimated fair value. Equity income, net benefited from the absence of losses from Legacy and improved operating results by CV, CareerBuilder, and TV Food Network. We sold our Legacy investment in the second quarter of 2012. See Note 8 to the audited consolidated financial statements for further information regarding the sale of the Legacy investment.
As discussed in Note 4 to our audited consolidated financial statements, the fresh-start reporting adjustments increased the total carrying value of equity method investments by $1.615 billion of which $1.108 billion was attributable to the Company’s share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees’ in accordance with ASC Topic 805. The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. We amortize the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and record the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in its consolidated statements of operations. In 2014 and 2013, income on equity investments, net was reduced by such amortization of $142 million and $98 million, respectively. Excluding the $85 million related to the sale of Apartments.com by CV, the amortization of basis difference was $58 million in 2014 as compared to

$98 million of amortization of basis difference in 2013. The decrease was due primarily to certain theoretical amortizable intangible assets becoming fully amortized as of the end of fiscal 2013.
Cash distributions from our equity method investments were as follows:

	Successor		Predecessor	Change
(in thousands)	2014	2013	2012	14-13	13-12
Cash distributions from equity investments	$370,310	$207,994	$232,319	+78%	-10%

*	Represents positive or negative change in excess of 100%
Cash distributions from our equity method investments total $370 million, $208 million and $232 million in 2014, 2013 and 2012, respectively. Cash distributions in the year ended December 28, 2014 included $160 million from CV related to the sale of its Apartments.com business as described above.
We recognized equity income from TV Food Network in 2014, 2013 and 2012 of $122 million, $96 million and $160 million, respectively. We received cash distributions from TV Food Network totaling $189 million in 2014, $154 million in 2013 and $114 million in 2012. Operating results from TV Food Network in 2013 include the favorable impact of a settlement agreement related to the amount and calculation of a management fee charged to the partnership which is further described below. TV Food Network owns and operates “The Food Network”, a 24-hour lifestyle cable television channel focusing on food and related topics. Its programming is distributed by cable and satellite television systems. TV Food Network also owns and operates “The Cooking Channel”, a cable television channel primarily devoted to cooking instruction, food information and other related topics.
On December 12, 2013, the Company and Scripps entered into a settlement agreement to resolve certain matters related to the calculation and amount of a management fee charged by Scripps to TV Food Network for certain shared costs for years 2011 and 2012 as well as to resolve the amount and methodology for calculating the management fee for years 2013 and 2014. As a result of the settlement, the Company received a distribution of $12 million in January 2014 related to previously calculated management fees for years 2011 and 2012. This distribution was reflected as an increase to income on equity investments, net in the Company’s consolidated statement of operations for the year ended December 29, 2013.
On August 5, 2014, we announced our entry into a definitive agreement to sell our 27.8% equity interest in CV. The transaction closed on October 1, 2014. As part of the transaction, Gannett acquired the equity interests of the remaining partners and thereby acquired full ownership of CV. CV was valued at approximately $2.5 billion for purposes of the transaction, and gross proceeds of approximately $1.8 billion were paid to the selling partners at closing. Our portion of the proceeds from the transaction was $686 million before taxes ($426 million after taxes), of which $28 million will be held in escrow until October 1, 2015. Adjusted for the amortization of basis difference of $31 million, our pretax gain on the sale of CV was $372 million and was recognized in the fourth quarter of 2014. Prior to closing, CV made a final distribution of all cash on hand from operations to the current owners. Our portion of this final distribution was $6 million, which is in addition to the proceeds from the sale transaction. We expect to use the proceeds from this transaction for general corporate purposes.

INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE AND INCOME TAX EXPENSE (BENEFIT)
Interest and dividend income, interest expense and income tax expense (benefit) from continuing operations for 2014, 2013 and 2012 were as follows:

	Successor		Predecessor	Change
(in thousands)	2014	2013	2012	14-13	13-12
Interest and dividend income (1)	$1,368	$413	$99	*	*

Interest expense (2)	$157,866	$39,134	$156	*	*

Income tax expense (benefit) (3)	$278,699	$95,965	$(16,905)	*	*

*    Represents positive or negative change in excess of 100%

(1)	Interest and dividend income excludes $0.04 million and $0.01 million in 2013 and 2012, respectively, related to discontinued operations.

(2)	Interest expense excludes $7 million, $11 million and $0.04 million in 2014, 2013 and 2012, respectively, related to discontinued operations.

(3)	Income tax expense (benefit) excludes $19 million, $59 million and $5 million of expense in 2014, 2013 and 2012, respectively, related to discontinued operations.
Interest and Dividend Income—Interest and dividend income from continuing operations was $1 million in 2014 and less than $1 million in 2013 and 2012. In accordance with ASC Topic 852, the majority of interest income earned on cash positions in 2012 is included in reorganization items, net in the Predecessor’s consolidated statements of operations for 2012.
Interest Expense—Interest expense from continuing operations was $158 million in 2014, $39 million in 2013 and less than $1 million in 2012. The increase was due to our borrowing under the Secured Credit Facility, as discussed under “Significant Events—Secured Credit Facility.” Interest expense in 2014 and 2013 includes amortized debt issue costs of $12 million and $2 million, respectively, and amortization of original issue discounts of $1 million in each year.
In connection with the Publishing Spin-off, we received a $275 million cash dividend from Tribune Publishing from a portion of the proceeds of a senior secured credit facility entered into by Tribune Publishing. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under our Term Loan Facility. Interest expense associated with our outstanding debt was allocated to discontinued operations based on the ratio of the $275 million cash dividend received from Tribune Publishing to the total outstanding indebtedness under the outstanding credit facilities in 2014 and 2013 entered into by us subsequent to the emergence from bankruptcy and totaled $7 million and $11 million for the years ended December 28, 2014 and December 29, 2013. Interest expense included in discontinued operations for the year ended December 30, 2012 relates to capital leases held by Tribune Publishing and does not include any allocated interest expense from our debt facilities while in bankruptcy.
As of December 30, 2012, substantially all of the Debtors’ prepetition debt was in default due to the Chapter 11 filings. In accordance with ASC Topic 852, following the Petition Date, we discontinued recording interest expense on debt classified as a liability subject to compromise. For 2012, contractual interest expense was approximately $481 million, while reported interest expense was less than $1 million.
Income Tax Expense (Benefit)—On the Effective Date and in accordance with and subject to the terms of the Plan, (i) the ESOP was deemed terminated in accordance with its terms, (ii) all of the Predecessor’s $0.01 par value common stock held by the ESOP was cancelled and (iii) new shares of the Company were issued to shareholders who did not meet the necessary criteria to qualify as a subchapter S corporation shareholder. As a result, we converted from a subchapter S corporation to a C corporation under the IRC. As a C corporation, we are subject to income taxes at a higher effective tax rate. Accordingly, essentially all of our net deferred income tax liabilities were reinstated at a higher effective tax rate as of December 31, 2012. The net tax expense relating to this conversion and other reorganization adjustments totaled $195 million, which was reported as an increase in income tax expense in the Predecessor’s consolidated statement of operations for December 31, 2012, of which $14 million is included in income (loss) from discontinued operations, net of taxes.
In 2014, we recorded income tax expense related to continuing operations of $279 million. The effective tax rate on pretax income from continuing operations was 37.6% in 2014. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, certain reorganization items not deductible for tax purposes, favorable adjustments of $2 million primarily related to the resolution of certain federal income tax matters and an $11 million one-time benefit due to the decrease in our net deferred tax liabilities as a result of the Publishing Spin-off. Excluding the net favorable adjustments, the effective tax rate on pretax income was 39.3%.
In 2013, we recorded income tax expense related to continuing operations of $96 million. The effective tax rate on pretax income from continuing operations was 37.1% in 2013. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes, net of federal benefit, certain reorganization items not deductible for tax purposes and net favorable income tax adjustments of $9 million, which includes $16 million of benefit primarily related to the resolution of certain federal income tax matters and refunds of interest paid on prior tax assessments, partially offset by $7 million of expense related to capital losses generated in 2013 but not utilized and not available to carryforward as a result of emergence from bankruptcy. Excluding the net favorable adjustments, the effective tax rate on pretax income was 40.5%.
In 2012, while we operated as a subchapter S corporation, we recorded favorable income tax adjustments of $27 million primarily related to the resolution of certain issues relating to audits of certain of our state income tax returns. Excluding these income tax adjustments, the effective tax rate on pretax income in 2012 was 3.7%.
Although we believe our estimates and judgments are reasonable, the resolutions of our income tax issues are unpredictable and could result in income tax liabilities that are significantly higher or lower than that which has been provided by us.
Liquidity and Capital Resources
Cash flows generated from operating activities is our primary source of liquidity. We expect to fund capital expenditures, acquisitions, purchases of our common stock pursuant to our share repurchase program (see “—Repurchase of Equity Securities” below), interest and principal payments on our indebtedness, dividend payments on our common stock and related distributions to holders of Warrants and other operating requirements in the next twelve months through a combination of cash flows from operations, cash on our balance sheet, distributions from or sales of our equity investments, available borrowings under our Revolving Credit Facility, and any refinancings thereof, and, if necessary, disposals of assets or operations. For our long-term liquidity needs, in addition to these sources, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets. Any determination to pay dividends on our common stock is subject to the discretion of our Board of Directors and will depend upon various factors then existing, including our earnings, financial condition, results of operation, capital requirements, level of indebtedness, our contracts, restrictions imposed by applicable law, general business conditions and other factors that our Board of Directors may deem relevant. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our common stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of common stock for each Warrant held. See Item 5 “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.”
Our current liquidity position and debt profile is significantly improved compared to our liquidity position and debt profile during the period leading up to the Petition Date. However, our financial and operating performance remains subject to prevailing economic and industry conditions and to financial, business and other factors, some of which are beyond our control and, despite our current liquidity position, no assurances can be made that cash flows from operations and investments, future borrowings under the Revolving Credit Facility, and any refinancings thereof, or dispositions of assets or operations will be sufficient to satisfy our future liquidity needs.
Sources and Uses
For the Three Years in the Period Ended December 28, 2014
The table below details the total operating, investing and financing activity cash flows for the each of the two years in the period ended December 28, 2014, for December 31, 2012, and for the year ended December 30, 2012:

(in thousands)	Successor		Predecessor
	Year Ended			Year Ended
	December 28, 2014	December 29, 2013	December 31, 2012	December 30, 2012
Net cash provided by (used in) operating activities	$378,455	$359,571	$(244,731)	$774,262
Net cash provided by (used in) investing activities	718,998	(2,759,234)	707,468	(28,584)
Net cash provided by (used in) financing activities	(282,967)	2,609,786	(2,316,589)	(7,230)
Net increase (decrease) in cash	$814,486	$210,123	$(1,853,852)	$738,448
In conjunction with our emergence from bankruptcy and adoption of fresh-start reporting on the Effective Date, we recorded adjustments that resulted in a decrease in cash provided by operating activities of $245 million, an increase in cash provided by investing activities of $707 million, and a use of cash of $2.317 billion in our financing activities for December 30, 2012. The discussion of operating, investing and financing activities that follows excludes these amounts. See Note 4 to our audited consolidated financial statements for further information on the adoption of fresh-start reporting which affected our cash flows in each respective category.
Operating activities
Net cash provided by operating activities was $378 million in 2014, up $19 million from $360 million in 2013. The increase was primarily due to higher distributions from equity investments, improved operating cash flows from operating results driven by the Local TV Acquisition and favorable changes in working capital due to the timing of collection of receivables and payments of amounts due, partially offset by higher cash paid for income taxes and interest. Distributions from equity investments increased by $36 million to $190 million in 2014 from $154 million in 2013. Net cash paid for income taxes, net of income tax refunds, increased $66 million to $218 million in 2014, from $151 million in 2013 due in part to tax payments made related to the $160 million distribution from CV received during the second quarter of 2014.
Net cash provided by operating activities was $360 million in 2013, down $415 million from $774 million in 2012. The decline was primarily due to lower operating results at Television and Entertainment, higher cash payments for income taxes and interest, professional fees paid for corporate strategic initiatives, including the Local TV Acquisition and the Publishing Spin-off, partially offset by higher distributions from equity investments. Net cash paid for income taxes totaled $151 million in 2013, compared to collections of income taxes receivable of $24 million in 2012.
Investing activities
Net cash provided by investing activities totaled $719 million in 2014. Our acquisitions totaled $280 million and included acquisitions, net of cash acquired, of Gracenote for $158 million, Baseline for $49 million, What’s ON for $21 million, Landmark for $29 million and HWW for $18 million (see Note 5 to our audited consolidated financial statements for further information on these acquisitions). Our capital expenditures totaled $89 million in 2014. We received net proceeds of approximately $50 million from the sale of several properties. In the fourth quarter of 2014, we received net proceeds of approximately $659 million related to the sale of our equity interest in CV in October 2014 (see Note 8 to our audited consolidated financial statements for further information). We received distributions from CareerBuilder and CV totaling $181 million in 2014, of which $160 million related to the sale by CV of its Apartments.com business. Because these distributions exceeded our cumulative earnings from each of these investments or, in the case of the Apartments.com sale by CV, represented a discrete distribution from an investing activity, we determined these distributions to be a return of capital and were therefore reflected in our consolidated statement of cash flows as an inflow from investing activities. In addition, we used the $202 million of restricted cash placed with the Bank of New York Mellon Trust Company, N.A. (the “Trustee”) in connection with the Local TV Acquisition for the full repayment of the Senior Toggle Notes on January 27, 2014 ($174 million of which, inclusive of accrued interest of $2 million, was paid to third parties and $28 million was paid to one of our subsidiaries). See Note 9 to our audited consolidated financial statements for further information on the Senior Toggle Notes.
Net cash used in investing activities totaled $2.759 billion in 2013. Our acquisitions totaled $2.550 billion and our capital expenditures totaled $71 million in 2013. On December 27, 2013, we acquired Local TV for net cash of $2.751 billion, including the three television stations that were subsequently transferred to Dreamcatcher (see Note 5 to our audited consolidated financial statements for further information). The transaction included $202 million that we placed with the Trustee ($174 million of which, inclusive of accrued interest of $2 million, was payable to third parties and $28 million was payable to one of our subsidiaries), and designated the funds for full repayment of the Senior Toggle Notes. See Note 9 to our audited consolidated financial statements for further information. We received distributions from CareerBuilder and CV totaling $54 million in 2013. Because these distributions exceeded our cumulative earnings from each of these investments, we determined these distributions to be a return of capital and, therefore, reflected such distributions in our consolidated statement of cash flows as an inflow from investing activities for 2013. Additionally, we received $10 million in net proceeds from the sale of real estate in March 2013.
Net cash used in investing activities totaled $29 million in 2012. Our capital expenditures totaled $147 million and our investments totaled $16 million in 2012. Additionally, we received distributions from CareerBuilder and CV totaling $114 million in 2012. Because these distributions exceeded our cumulative earnings from each of these investments, we determined these distributions to be a return of capital and, therefore, reflected such distributions in our consolidated statement of cash flows as an inflow from investing activities for 2012. We also received $20 million net proceeds from the sales of certain investments and real estate in 2012 principally due to the sale of Legacy in April 2012 (see “—Significant Events—Non-Operating Items”).
Financing activities
Net cash used in financing activities was $283 million in 2014. In connection with the Publishing Spin-off, Tribune Publishing entered into a senior secured credit facility with proceeds of $347 million (net of a 1% discount on the $350 million principal balance) immediately prior to the Publishing Spin-off on August 4, 2014 (see Note 2 to our audited consolidated financial statements). In addition, we incurred $10 million of transaction costs related to the senior secured credit facility entered into by Tribune Publishing in 2014. We received a $275 million cash dividend from Tribune Publishing from a portion of the proceeds of its senior term loan facility prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under our Term Loan Facility. On the date of the Publishing Spin-off, we distributed certain assets and liabilities to Tribune Publishing, including $59 million of cash and $28 million of restricted cash related to collateralized letters of credit for working capital liabilities distributed to Tribune Publishing (see Note 2 to our audited consolidated financial statements). Our long-term debt repayments during 2014 totaled $299 million, including the $275 million repayment. As discussed in “Investing activities” above, on January 27, 2014, we also repaid $172 million of principal on the Senior Toggle Notes. During 2014, cash paid for common stock repurchases pursuant to our $400 million stock repurchase program totaled $60 million (see Note 15 to our audited consolidated financial statements for further information).

Net cash used in financing activities was $2.610 billion in 2013. In connection with the acquisition of Local TV on December 27, 2013, we entered into a $3.773 billion Term Loan Facility as well as repaid $1.102 billion of borrowings related to the Exit Financing Facilities and certain capital leases. We incurred transaction costs totaling $78 million related to the Term Loan Facility. See Note 9 to our audited consolidated financial statements for further information.
Net cash used in financing activities was $7 million in 2012. We incurred transaction costs totaling $4 million in connection with executing the Exit Financing Facilities and repaid $3 million of borrowings related to capital leases and other financing obligations.
Debt and Capital Structure
Our debt and other obligations, consisting primarily of capital leases, consisted of the following (in thousands):

	December 28, 2014	December 29, 2013
Term Loan Facility due 2020, effective interest rate of 4.04%, net of unamortized discount of $8,118 and $9,423	$3,471,017	$3,763,577
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount of $49 and $67	23,914	26,933
9.25%/10% Senior Toggle Notes due 2015(1)	—	172,237
Other obligations	54	2,437
Total debt	$3,494,985	$3,965,184

(1)	On December 27, 2013 we provided a notice of redemption to holders of the Senior Toggle Notes. The Senior Toggle Notes were fully repaid on January 27, 2014.
Secured Credit Facility—On December 27, 2013, in connection with our acquisition of Local TV, we, as borrower, along with certain of our operating subsidiaries as guarantors, entered into the $4.073 billion Secured Credit Facility with a syndicate of lenders led by JPMorgan. The Secured Credit Facility consists of the $3.773 billion Term Loan Facility and the $300 million Revolving Credit Facility. The proceeds of the Term Loan Facility were used to pay the purchase price for Local TV and refinance the existing indebtedness of Local TV and the Term Loan Exit Facility. The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. See Note 9 to our audited consolidated financial statements for further information and significant terms and conditions associated with the Secured Credit Facility, including, but not limited to, interest rates, repayment terms, fees, restrictions, and positive and negative covenants. At December 28, 2014, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $27 million of standby letters of credit outstanding primarily in support of our workers compensation insurance programs. As further described in Note 2 to our audited consolidated financial statements, on August 4, 2014, we completed the Publishing Spin-off. In connection with the Publishing Spin-off, we received a $275 million cash dividend from Tribune Publishing. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under our Term Loan Facility.
Dreamcatcher Credit Facility—We and the Guarantors guarantee the obligations of Dreamcatcher under its $27 million Dreamcatcher Credit Facility. See Note 9 to our audited consolidated financial statements for a description of the Dreamcatcher Credit Facility. Our obligations and the obligators of the Guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with our obligations under the Secured Credit Facility.
Senior Toggle Notes—In conjunction with the Local TV Acquisition on December 27, 2013 (see Note 5 to our audited consolidated financial statements), we provided a notice to holders of the Senior Toggle Notes that we intended to redeem such notes within a thirty-day period. On December 27, 2013, we deposited $202 million with the Trustee ($174 million of which, inclusive of accrued interest of $2 million, was payable to third parties and the remaining $28 million was payable to one of our subsidiaries), together with irrevocable instructions to apply the deposited money to the full repayment of the Senior Toggle Notes. At December 29, 2013, the $202 million deposit was presented as restricted cash and cash equivalents on our consolidated balance sheet. The Senior Toggle Notes were fully repaid on January 27, 2014 through the use of the deposited funds held by the Trustee, including amounts owed to our subsidiary.
Exit Financing Facilities—On the Effective Date, we, as borrower, along with certain of our operating subsidiaries as guarantors, entered into the $1.100 billion secured Term Loan Exit Facility with a syndicate of lenders led by JPMorgan. We, as borrower, along with certain of our operating subsidiaries as additional borrowers or guarantors, also entered into the ABL Exit Facility a secured asset-based revolving credit facility of $300 million, subject to borrowing base availability, with a syndicate of lenders led by Bank of America, N.A. The proceeds from the Term Loan Exit Facility were used to fund certain required payments under the Plan (see Note 3 to our audited consolidated financial statements for further information). In connection with entering into the Secured Credit Facility (as defined and described in “—Significant Events—Secured Credit Facility”) to fund the Local TV Acquisition (see Note 5 to our audited consolidated financial statements), the Exit Financing Facilities were terminated and repaid in full on December 27, 2013.
Other—During 2014, we incurred $10 million of transaction costs related to a senior secured credit facility which was entered into by Tribune Publishing in connection with the Publishing Spin-off. The related assets and liabilities for these transaction costs were distributed to Tribune Publishing in the Publishing Spin-off (see Note 2 to our audited consolidated financial statements).
Post-Chapter 11 Emergence Capital Structure
Effective as of the Effective Date, we issued 78,754,269 shares of Class A Common Stock, and 4,455,767 shares of Class B Common Stock. In addition, on the Effective Date, we entered into the Warrant Agreement, pursuant to which we issued 16,789,972 Warrants. As permitted under the Plan, we adopted a new equity incentive plan for the purpose of granting awards to our directors, officers and employees and the directors, officers and employees of our subsidiaries (see Note 15 and Note 16 to our audited consolidated financial statements for further information related to our capital structure and equity incentive plan, respectively).
Since the Effective Date, we have substantially consummated the various transactions contemplated under the Plan. In particular, we have made all distributions of cash, common stock and warrants that were required to be made under the terms of the Plan to creditors holding allowed claims as of December 31, 2012. Claims of general unsecured creditors that become allowed on or after the Effective Date have been or will be paid on the next quarterly distribution date after such allowance.
Pursuant to the terms of the Plan, we are also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the Effective Date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 proceedings. At December 28, 2014, restricted cash held by the Company to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations.

Contractual Obligations
The table below includes future payments required for long-term debt, contractual agreements for broadcast rights recorded in the consolidated balance sheet, future minimum lease payments to be made under certain non-cancellable operating leases, and expected future payments under our multi-year talent and employment contracts for our television and entertainment businesses as well as certain other purchase obligations as of December 28, 2014:

	Required or Expected Payments by Fiscal Year
(in thousands)	Total	2015	2016-2017	2018-2019	Thereafter
Long-term debt	$3,503,098	$4,050	9,113	$10,800	$3,479,135
Interest on long-term debt	861,144	142,754	295,108	270,973	152,309
Broadcast rights contracts payable	458,504	178,685	149,029	83,182	47,608
Minimum operating lease payments	149,823	28,059	47,400	30,590	43,774
Talent and employment contracts (1)	137,281	61,245	59,481	10,767	5,788
Other purchase obligations (2)	1,102,171	271,672	496,636	280,022	53,841
Total (3)	$6,212,021	$686,465	$1,056,767	$686,334	$3,782,455

(1)
Our talent and employment contracts primarily secure our on-air talent and other personnel for our television and entertainment businesses through multi-year talent and employment agreements. Certain agreements may be terminated under certain circumstances or at certain dates prior to expiration. We expect our contracts will be renewed or replaced with similar agreements upon their expiration. Amounts due under the contracts, assuming the contracts are not terminated prior to their expiration, are included in the contractual commitments table.

(2)
Other purchase obligations shown in the above table include contractual commitments of $960 million for broadcast rights that were not available for broadcast at December 28, 2014 and approximately $143 million for the purchase of news and marketing data services and other legally binding commitments.

(3)
The above table does not include $19 million of liabilities as of December 28, 2014 associated with our uncertain tax positions as we cannot reliably estimate the timing of the future cash outflows related to these liabilities. See Note 13 to our audited consolidated financial statements.

We have funding obligations with respect to our company-sponsored pension and other postretirement plans and our participation in multiemployer defined benefit pension plans which are not included in the tables above. See Note 14 to our audited consolidated financial statements for further information regarding our funding obligations for these benefit plans. We did not retain any liabilities relating to Tribune Publishing’s employees’ participation in multiemployer defined benefit pension plans subsequent to the Publishing Spin-off.
Repurchases of Equity Securities
On October 13, 2014, our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock. Under the stock repurchase program, we may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The extent to which we repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management team. The repurchase program may be suspended or discontinued at any time. We expect to finance the purchases with existing cash balances. During fiscal 2014, we repurchased 1,101,160 shares in open market transactions for $68 million at an average price of $61.58 per share which includes 125,566 shares, valued at $7.6 million, for which the Company placed trades prior to December 28, 2014 that were not settled until the first three days of the first quarter of 2015. As of December 28, 2014, the remaining authorized amount under the current authorization totaled approximately $332 million.

Off-Balance Sheet Arrangements
Off-balance sheet arrangements as defined by the Securities and Exchange Commission include the following four categories: obligations under certain guarantee contracts; retained or contingent interests in assets transferred to an unconsolidated entity or similar arrangements that serve as credit, liquidity or market risk support; obligations under certain derivative arrangements classified as equity; and obligations under material variable interests. Except as described in the following paragraphs, we have not entered into any material arrangements which would fall under any of these four categories and would be reasonably likely to have a current or future material effect on our financial condition, revenues or expenses, results of operations, liquidity or capital expenditures.
We hold an equity investment in NHLLC. NHLLC is the parent company of Newsday LLC, a limited liability company formed to hold the assets and liabilities of NMG formerly held by us. As discussed and defined in Note 8 to our audited consolidated financial statements, borrowings by NHLLC and Newsday LLC under a secured credit facility are guaranteed by CSC and NMG Holdings, Inc. and secured by a lien on the assets of Newsday LLC and the assets of NHLLC, including the senior notes of Cablevision contributed by CSC. We agreed to indemnify CSC and NMG Holdings, Inc. with respect to any payments that CSC or NMG Holdings, Inc. makes under their guarantee of the $650 million of borrowings by NHLLC and Newsday LLC under their secured credit facility. In the event we are required to perform under this indemnity, we will be subrogated to and acquire all rights of CSC and NMG Holdings, Inc. against NHLLC and Newsday LLC to the extent of the payments made pursuant to the indemnity. From the July 29, 2008 closing date of the Newsday Transactions (as defined in Note 8 to our audited consolidated financial statements) through the third anniversary of the closing date, the maximum amount of potential indemnification payments (the “Maximum Indemnification Amount”) was $650 million. After the third anniversary, the Maximum Indemnification Amount was reduced by $120 million. The Maximum Indemnification Amount is reduced thereafter by $35 million until January 1, 2018, at which point the Maximum Indemnification Amount is reduced to $0. The Maximum Indemnification Amount was $425 million and $460 million at December 28, 2014 and December 29, 2013, respectively.
Concurrent with the closing of the Chicago Cubs Transactions as discussed and defined in Note 8 to our audited consolidated financial statements, we executed guarantees of collection of certain debt facilities entered into by New Cubs LLC in 2009. The guarantees are capped at $699 million plus unpaid interest. The guarantees are reduced as New Cubs LLC makes principal payments on the underlying loans. To the extent that payments are made under the guarantees, we will be subrogated to, and will acquire, all rights of the debt lenders against New Cubs LLC.
Capital Spending
Our capital expenditures totaled $89 million in 2014, $71 million in 2013 and $147 million in 2012.
Major capital projects during 2014 included investments at various broadcasting stations to upgrade master control and related equipment, enhance and update newsroom and news gathering equipment and continued improvements to our facilities. 2014 also included improvements to the company-wide technology infrastructure. The increase in 2014 spending, as compared to 2013, was due to higher spending on information technology infrastructure following the Publishing Spin-off, increased spending to support the larger station base following the Local TV Acquisition and the impact of the 2014 acquisitions in Digital and Data, partially offset by lower spending at the publishing businesses as a result of the Publishing Spin-off on August 4, 2014.
Major capital projects during 2013 included improvements to machinery and equipment used for commercial printing and improvements to buildings and facilities in publishing; investments at various broadcasting stations to convert to high definition and digital television programming, to launch additional news programs and to improve facilities; improvements to the functionality and performance of our newspaper websites; and improvements to the company-wide technology infrastructure. The decrease in 2013 spending, as compared to 2012, was due primarily to the completion of several multi-year projects for printing and packaging machinery and equipment used for commercial printing in publishing, lower spending for building and facility improvements across all business segments and decreased spending on information technology infrastructure.

Capital expenditures in 2012 related primarily to building and leasehold improvements at certain publishing facilities and several company-wide projects focused on upgrading our information technology infrastructure. See Note 20 to our audited consolidated financial statements for capital spending by business segment.
The Company currently expects capital spending to be approximately $100 million in 2015, which represents an $11 million increase over 2014. This increase is primarily due to higher spending on facility improvements at the broadcast stations and increased real estate development spending in Corporate and Other, partially offset by the absence of $6 million of capital spending at the publishing businesses prior the Publishing Spin-off in 2014.

Critical Accounting Policies and Estimates
Our significant accounting policies are summarized in Note 1 to our audited consolidated financial statements. These policies conform with U.S. GAAP and reflect practices appropriate to our businesses. The preparation of our consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the consolidated financial statements and accompanying notes thereto. Actual results could differ from these estimates. We evaluate our policies, estimates and assumptions on an ongoing basis.
Our critical accounting policies and estimates relate to presentation, revenue recognition, goodwill and other intangible assets, impairment review of long-lived assets, income taxes, pension and other postretirement benefits, broadcast rights and self-insurance liabilities. Management continually evaluates the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates. In addition, there are other items within the consolidated financial statements that require the application of accounting policies and estimation, but are not deemed to be critical accounting policies and estimates. Changes in the estimates used in these and other items could have a material impact on our consolidated financial statements.
Presentation—As a result of the filing of the Chapter 11 Petitions, the Predecessor’s consolidated financial statements for December 31, 2012 and for the year ended December 30, 2012 have been prepared in accordance with ASC Topic 852 and on a going-concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.
ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported in reorganization costs, net in our audited consolidated financial statements.
We adopted fresh-start reporting on the Effective Date in accordance with ASC Topic 852. The adoption of fresh-start reporting by us resulted in a new reporting entity for financial reporting purposes reflecting our capital structure and with no beginning retained earnings (deficit) as of the Effective Date. Any presentation of our consolidated financial statements as of and for periods subsequent to the Effective Date represents the financial position, results of operations and cash flows of a new reporting entity and will not be comparable to any presentation of the Predecessor’s consolidated financial statements as of and for periods prior to the Effective Date, and the adoption of fresh-start reporting. The consolidated financial statements as of and for the year ended December 30, 2012 have not been adjusted to reflect any changes in the Predecessor’s capital structure as a result of the Plan nor have they been adjusted to reflect any changes in the fair value of assets and liabilities as a result of the adoption of fresh-start reporting. See Note 4 of our audited consolidated financial statements for further details surrounding fresh-start reporting.
Revenue Recognition—Our primary sources of revenue related to Television and Entertainment are from local and national broadcasting advertising and retransmission consent revenues on our television and radio stations. Digital and Data revenue is primarily derived from licensing of the video and music content to third parties as well as from direct and indirect display advertising. We also recognize revenues from leases of our owned real estate. Television and Entertainment revenue is recorded, net of agency commissions, when commercials are aired. Television operations may trade certain advertising time for products or services, as well as barter advertising time for program material. Trade transactions are generally reported at the estimated fair value of the product or services received, while barter transactions are reported based on our estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Barter/trade revenue is reported when commercials are broadcast and expenses are reported when products or services are utilized or when programming airs. We record rebates when earned as a reduction of advertising revenue. Digital and Data revenue is recognized from software licensing arrangements in accordance with ASC Topic 985, “Software.”
Goodwill and Other Indefinite-Lived Intangible Assets—We review goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles—Goodwill and Other.” Under ASC Topic 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values. Goodwill and other intangibles not subject to amortization totaled $4.720 billion and $4.648 billion at December 28, 2014 and December 29, 2013, respectively.
Our annual impairment review measurement date is in the fourth quarter of each year. The estimated fair values of the reporting units to which goodwill has been allocated are determined using many critical factors, including projected future operating cash flows, revenue and market growth, market multiples, discount rates and consideration of market valuations of comparable companies.
As of the fourth quarter of 2013 and 2014, we conducted our annual goodwill impairment test utilizing the two-step goodwill impairment test in accordance with ASC Topic 350. No impairment charges were recorded. In the fourth quarter of 2013, we recorded a non-cash pretax impairment charge of $1 million related to our FCC licenses in connection with our annual impairment review under ASC Topic 350. See Note 7 to our audited consolidated financial statements for further information. No impairment charges were recorded in 2014.
The estimated fair values of other intangible assets subject to the annual impairment review, which include FCC licenses and trade name, are generally calculated based on projected future discounted cash flow analyses. The determination of estimated fair values of goodwill and other indefinite-lived intangible assets requires many judgments, assumptions and estimates of several critical factors, including projected revenues and related growth rates, projected operating margins and cash flows, estimated income tax rates, capital expenditures, market multiples and discount rates, as well as specific economic factors such as market share for broadcasting and royalty rates for the trade name intangible. For our FCC licenses, significant assumptions also include start-up operating costs for an independent station, initial capital investments and market revenue forecasts. We utilized a 10% discount rate and terminal growth rates ranging from 1.75% to 2.25% to estimate the fair values of our FCC licenses in the fourth quarter of 2013 and 2014. Fair value estimates for each of our indefinite-lived intangible assets are inherently sensitive to changes in these estimates, particularly with respect to the FCC licenses. Adverse changes in expected operating results and/or unfavorable changes in other economic factors could result in non-cash impairment charges in the future under ASC Topic 350.
Impairment Review of Long-Lived Assets—In accordance with ASC Topic 360, “Property, Plant and Equipment,” we evaluate the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may be impaired. The carrying value of a long-lived asset or asset group is considered impaired when the projected future undiscounted cash flows to be generated from the asset or asset group over its remaining depreciable life are less than its current carrying value. We measure impairment based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset or asset group. The fair value is determined primarily by using the projected future cash flows discounted at a rate commensurate with the risk involved as well as market valuations. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are reduced for an estimate of the cost to dispose or abandon.
For the year ended December 28, 2014, we recorded charges totaling approximately $4 million to write down certain real estate properties to their estimated fair value, less the expected selling costs. No impairment charges under ASC Topic 360 were recorded during the two years in the period ended December 29, 2013. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate future undiscounted cash flows could result in additional non-cash impairment charges in the future under ASC Topic 360.

Income Taxes—Provisions for federal and state income taxes are calculated on reported pretax earnings based on current tax laws and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Taxable income reported to the taxing jurisdictions in which we operate often differs from pretax earnings because some items of income and expense are recognized in different time periods for income tax purposes. We provide deferred taxes on these temporary differences in accordance with ASC Topic 740. Taxable income also may differ from pretax earnings due to statutory provisions under which specific revenues are exempt from taxation and specific expenses are not allowable as deductions. The consolidated tax provision and related accruals include estimates of the potential taxes and related interest as deemed appropriate. These estimates are reevaluated and adjusted, if appropriate, on a quarterly basis. Although management believes its estimates and judgments are reasonable, the resolutions of our tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by us.
ASC Topic 740 addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC Topic 740, a company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. ASC Topic 740 requires the tax benefit recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. See Note 13 to our audited consolidated financial statements for further discussion.
Our effective tax rate and income tax expense could vary from estimated amounts due to future impacts of various items, including changes in tax laws, tax planning as well as forecasted financial results. Management believes current estimates are reasonable, however, actual results can differ from these estimates.
Pension and Other Postretirement Benefits—Retirement benefits are provided to employees through defined benefit pension plans sponsored either by us or by unions. Under our company-sponsored plans, pension benefits are primarily a function of both the years of service and the level of compensation for a specified number of years, depending on the plan. It is our policy to fund the minimum for our company-sponsored pension plans as required by the Employee Retirement Income Security Act (“ERISA”). Contributions made to union-sponsored plans are based upon collective bargaining agreements. We also provide certain health care and life insurance benefits for retired employees. The expected cost of providing these benefits is accrued over the years that the employees render services. It is our policy to fund postretirement benefits as claims are incurred. Accounting for pension and other postretirement benefits requires the use of several assumptions and estimates. Actual experience or changes to these assumptions and other estimates could have a significant impact on our consolidated results of operations and financial position. See Note 14 to our audited consolidated financial statements for a description of our defined benefit pension and postretirement plans and additional disclosures.
We recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multiemployer plan) as an asset or liability in our consolidated balance sheets and recognize changes in that funded status in the year in which changes occur through comprehensive income (loss).

Weighted average assumptions used in 2014 and 2013 in accounting for pension benefits and other postretirement benefits were as follows:

	Pension Plans		Other Postretirement Plans
	2014	2013	2014	2013
Discount rate for expense through Publishing Spin-Off (1)	4.70%	3.85%	3.95%	3.15%
Discount rate for expense following Publishing Spin-Off (1)	4.70%	N/A	3.35%	N/A
Discount rate for obligations	3.95%	4.70%	3.30%	3.95%
Increase in future salary levels for expense	3.50%	3.50%	—	—
Increase in future salary levels for obligations	3.50%	3.50%	—	—
Long-term rate of return on plans’ assets for expense	7.50%	7.50%	—	—

(1)
In connection with the Publishing Spin-off, we distributed to Tribune Publishing approximately $44 million of postretirement health care and life insurance liabilities. As a result, we remeasured our remaining other post retirement plan obligations as of the date of the Publishing Spin-off.

We utilize the Aon Hewitt AA-Only Bond Universe Yield Curve for discounting future benefit obligations and calculating interest cost. The Aon Hewitt yield curve represents the yield on high quality (AA and above) corporate bonds that closely match the cash flows of the estimated payouts for our benefit obligations. As of December 28, 2014, a 0.5% decrease in our discount rate assumption would result in a $4 million increase in our net pension income and a $0.03 million decrease in our other postretirement benefit expense.
We used a multi-pronged approach to determine our 7.5% assumption for the long-term expected rate of return on pension plan assets. This approach included a review of actual historical returns achieved and anticipated long-term performance of each asset class. As of December 28, 2014, a 0.5% decrease in our long-term rate of return assumption would result in a $7.7 million decrease in our net pension income. Our pension plan assets earned a return of 9.8% and 10.9% in 2014 and 2013, respectively.
Our investment strategy with respect to our pension plan assets is to invest in a variety of investments for long-term growth in order to satisfy the benefit obligations of the Company’s pension plans. Accordingly, when making investment decisions, we endeavor to strategically allocate assets within asset classes in order to enhance long-term real investment returns and reduce volatility.
The actual allocations of our pension assets at December 28, 2014 and December 29, 2013 and target allocations by asset class were as follows:

	Percentage of Plan Assets
	Actual Allocations		Target Allocations
Asset category:	2014	2013	2014	2013
Equity securities	51.9%	55.0%	50.0%	50.0%
Fixed income securities	41.4%	38.8%	45.0%	45.0%
Cash and other short-term investments	1.8%	1.4%	—	—
Other alternative investments	4.9%	4.8%	5.0%	5.0%
Total	100.0%	100.0%	100.0%	100.0%
Actual allocations to each asset class varied from target allocations due to market value fluctuations, timing, and overall market volatility during the year. The asset allocation is monitored on a quarterly basis and rebalanced as necessary. See Note 14 to our audited consolidated financial statements for a description of the asset classes.

Our actuarial valuation also incorporates other factors such as mortality rates. The actuarial assumptions used by the Company may differ materially from actual results due to, among other things, longer or shorter life spans of plan participants. Differences in these assumptions could significantly impact the actual amount of net periodic benefit cost and pension liability recorded by the Company.
For purposes of measuring postretirement health care costs for 2014, we assumed an 8.0% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5% for 2021 and remain at that level thereafter. For purposes of measuring postretirement health care obligations at December 28, 2014, we assumed a 7.5% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5% for 2023 and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 28, 2014, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$40	$(36)
Projected benefit obligation	$682	$(616)
In 2014, we made contributions of $11 million to certain of our qualified pension plans and $4 million to our other postretirement plans. We do not expect to contribute to our qualified pension plans and expect to contribute $1 million to our other postretirement plans in 2015.
Benefit payments expected to be paid under our qualified pension plans and other postretirement benefit plans are summarized below. The benefit payments reflect expected future service, as appropriate.

(in thousands)	Qualified Pension Plan Benefits	Other Postretirement Benefits
2015	$123,002	$1,495
2016	$112,004	$1,394
2017	$114,818	$1,353
2018	$117,931	$1,280
2019	$119,930	$1,224
Thereafter	$621,462	$5,341
In accordance with ASC Topic 715, “Compensation—Retirement Benefits,” unrecognized net actuarial gains and losses will be recognized in net periodic pension expense over approximately 26 years, which represents the estimated average remaining life expectancy of the inactive participants receiving benefits, due to plans being frozen and participants are deemed inactive for purposes of determining remaining useful life. Our policy is to incorporate asset-related gains and losses into the asset value used to calculate the expected return on plan assets and into the calculation of amortization of unrecognized net actuarial loss over a four-year period.
Broadcast Rights—Broadcast rights recorded on the Company’s consolidated balance sheet consist of rights to broadcast syndicated programs, original licensed series and feature films and are stated at the lower of unamortized cost or estimated net realizable value. Pursuant to ASC Topic 920, “Entertainment - Broadcasters,” the total cost of these rights is recorded as an asset and a liability when the program becomes available for broadcast. Syndicated program rights for pre-produced, off-network programs are generally amortized using an accelerated method as programs are aired. Original licensed series are generally amortized on a per-run basis. Feature film rights and first-run syndicated program rights are amortized using the straight-line method. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. The Company also has commitments for network and sports programming that are expensed on a straight-line basis as the programs are available to air. At December 28, 2014 and December 29, 2013, we had broadcast rights assets of $304 million and $167 million, respectively.
Self-Insurance Liabilities—We self-insure for certain employee medical and disability income benefits, workers’ compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. We carry insurance coverage to limit exposure for self-insured workers’ compensation costs and automobile and general liability claims. Our deductibles under these coverages are generally $1 million per occurrence, depending on the applicable policy period. The recorded liabilities for self-insured risks totaled $47 million at December 28, 2014, which was net of $44 million of liabilities distributed to Tribune Publishing in the Publishing Spin-off (see Note 2 to our audited consolidated financial statements), and $91 million at December 29, 2013.
New Accounting Standards
In August 2014, the FASB issued an Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” The amendments in ASU 2014-15 require the management of all entities, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU No. 2014-09 create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU No. 2014-09 are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The amendments in ASU No. 2014-09 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying ASU No. 2014-09 at the date of initial application. We are currently evaluating adoption methods and the impact of adopting ASU No. 2014-09 on our consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in ASU No. 2014-08 change the criteria for reporting discontinued operations for all entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The amendments in ASU No. 2014-08 should be applied prospectively to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. We will be adopting ASU No. 2014-08 effective on the first day of the 2015 fiscal year. The adoption of this standard is not expected to have a material impact on our consolidated financial statements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates of our variable rate debt, which, as of December 28, 2014 and December 29, 2013, primarily consisted of the borrowings under the Term Loan Facility. On December 28, 2014 and December 29, 2013, we had $3.471 billion and $3.764 billion aggregate principal amounts outstanding under our Term Loan Facility, respectively. The Term Loan Facility bears interest, at our election, at a rate per annum equal to either (i) the sum of LIBOR, adjusted for statutory reserve requirements on Euro currency liabilities (“Adjusted LIBOR”), subject to a minimum rate of 1.0%, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%. See Note 9 to our audited consolidated financial statements for further information on the Term Loan Facility and its terms. Based on the amounts outstanding under the Term Loan Facility as of December 28, 2014 and December 29, 2013, adding 1% to the applicable interest rate under the Term Loan Facility would result in an increase of approximately $35 million and $38 million in our annual interest expense, respectively. See Note 11 to our audited consolidated financial statements for further information regarding the fair value of our long-term debt.
ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
The financial statements required by this Item are located beginning on page F-1 of this report and within Exhibit 99.1.
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act as of December 28, 2014. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives of ensuring that information we are required to disclose in the reports we file or submit under the Exchange Act is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures, and is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. There is no assurance that our disclosure controls and procedures will operate effectively under all circumstances. Based upon the evaluation described above our Chief Executive Officer and Chief Financial Officer concluded that, as of December 28, 2014, our disclosure controls and procedures were effective.
Internal Control Over Financial Reporting
This Annual Report does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.
Changes in Internal Control Over Financial Reporting
No material changes in our internal control over financial reporting occurred during the quarter ended December 28, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
ITEM 9B. OTHER INFORMATION
None

PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to our directors and executive officers will be contained in our 2015 Proxy Statement under the caption “Directors, Executive Officers and Corporate Governance” and is incorporated in this report by reference.
The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2015 Proxy Statement under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” and is incorporated in this report by reference.
The information required by this item with respect to corporate governance matters will be contained in our 2015 Proxy Statement under the caption “Directors, Executive Officers and Corporate Governance” and is incorporated in this report by reference.
We have adopted a Code of Business Conduct and Ethics, to which all directors, officers and employees of the Company are subject, and a Code of Ethics for CEO and Senior Financial Officers, to which certain members of management are subject. We also have made these documents available on our website at http://investors.tribunemedia.com/corporate-governance.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be contained in our 2015 Proxy Statement under the captions “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” and is incorporated in this report by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2015 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference.
The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2015 Proxy Statement under the caption ‘‘Executive Compensation — Securities Authorized for Issuance under our Equity Compensation Plans” and is incorporated in this report by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our 2015 Proxy Statement under the captions “Related-Party Transactions” and “Directors, Executive Officers and Corporate Governance” and is incorporated in this report by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in our 2015 Proxy Statement under the caption ‘‘Proposal 4—Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated in this report by reference.

PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
a) The following documents are filed as a part of this report:
(1) Financial Statements
The financial statements and notes thereto are annexed to this report beginning on page F-1 and within Exhibit 99.1.
(2) Financial Statement Schedules
All schedules are omitted because they are either not applicable or the required information is disclosed in our audited consolidated financial statements or the accompanying notes.
(3) Exhibits

Exhibit No.	Description
2.1
Separation and Distribution Agreement, dated as of August 3, 2014, by and between Tribune Media Company and Tribune Publishing Company (incorporated by reference to Exhibit 2.1 to the Current Report on Form 8-K of Tribune Publishing Company, filed August 7, 2014).

2.2
Fourth Amended Joint Plan of Reorganization for Tribune Company and its Subsidiaries by the Debtors, the Official Committee of Unsecured Creditors, Oaktree Capital Management, L.P., Angelo, Gordon & Co., L.P., and JPMorgan Chase Bank, N.A., dated July 19, 2012 (incorporated by reference to Exhibit 2.2 to the Registration Statement on Form 10 of Tribune Media Company, filed November 14, 2014).

3.1
Second Amended and Restated Certificate of Incorporation of Tribune Media Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

3.2	Amended and Restated By-laws of Tribune Media Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.1
Transition Services Agreement, dated August 4, 2014, by and between Tribune Media Company and Tribune Publishing Company (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Tribune Publishing Company, filed August 7, 2014).

10.2
Tax Matters Agreement, dated as of August 4, 2014, by and between Tribune Media Company and Tribune Publishing Company (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K of Tribune Publishing Company, filed August 7, 2014).

10.3
Employee Matters Agreement, dated as of August 4, 2014, by and between Tribune Media Company and Tribune Publishing Company (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K of Tribune Publishing Company, filed August 7, 2014).

10.4
Registration Rights Agreement, dated as of December 31, 2012, among Tribune Company and Stockholders party thereto (incorporated by reference to Exhibit 10.4 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.5
Credit Agreement, dated as of December 27, 2013, among Tribune Company, JPMorgan Chase Bank, N.A., as administrative agent, collateral agent, swing line lender and L/C issuer and the other lenders party thereto (incorporated by reference to Exhibit 10.5 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

Exhibit No.	Description
10.6
Guaranty, dated as of December 27, 2013, made among Tribune Company, each of the subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.6 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.7
Security Agreement, dated as of December 27, 2013, among Tribune Company, each of the subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.7 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.8
Pledge Agreement, dated as of December 27, 2013, among Tribune Company, each of the subsidiaries party thereto and JPMorgan Chase Bank, N.A., as collateral agent (incorporated by reference to Exhibit 10.8 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.9
Warrant Agreement, dated as of December 31, 2012, between Tribune Company and Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.10§	Tribune Company 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.11§
Employment Agreement, dated June 18, 2013, between Tribune Company and Steven Berns (incorporated by reference to Exhibit 10.11 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.12§
Employment Agreement, dated November 20, 2013, between Tribune Company and Chandler Bigelow (incorporated by reference to Exhibit 10.12 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.13§
Employment Agreement, dated May 13, 2013, between Tribune Company and Melanie Hughes (incorporated by reference to Exhibit 10.13 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.14§
Employment Agreement, dated as of January 17, 2013, between Tribune Company and Edward Lazarus (incorporated by reference to Exhibit 10.14 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.15§
Employment Agreement, dated as of January 2, 2013, between Tribune Company and Peter Liguori (incorporated by reference to Exhibit 10.15 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.16§
Employment Agreement, dated as of February 12, 2013, between Tribune Company and Lawrence Wert (incorporated by reference to Exhibit 10.16 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.17§
Employment Agreement, dated August 1, 2008, between Tribune Company and Eddy Hartenstein (incorporated by reference to Exhibit 10.17 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.18§
Employment Agreement, dated May 4, 2011, between Tribune Company and Eddy Hartenstein (incorporated by reference to Exhibit 10.18 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

Exhibit No.	Description
10.19§
Separation Agreement, dated August 1, 2014, by and between Tribune Company and Eddy Hartenstein (incorporated by reference to Exhibit 10.19 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.20§s	Form of Stock Option Agreement

10.21§s	Form of Restricted Stock Unit Agreement

10.22§s	Form of Performance Share Unit Agreement

21.1s	Subsidiaries of the Registrant.

23.1s	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

23.2s	Consent of Deloitte & Touche LLP (regarding Television Food Network, G.P.)

31.1s	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2s	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1s	Section 1350 Certification

32.2s	Section 1350 Certification

99.1s	Television Food Network, G.P. Consolidated Financial Statements

§	Constitutes a compensatory plan or arrangement.

s	Filed herein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on March 6, 2015.

TRIBUNE MEDIA COMPANY

By:	/s/ Peter Liguori
Name:	Peter Liguori
Title:	President and Chief Executive Officer

Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Liguori	Director, President and Chief Executive Officer (Principal Executive Officer)	March 6, 2015
Peter Liguori

/s/ Steven Berns	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	March 6, 2015
Steven Berns

/s/ Brian F. Litman	Vice President and Controller (Principal Accounting Officer)	March 6, 2015
Brian F. Litman

/s/ Bruce A. Karsh	Director and Chairman	March 6, 2015
Bruce A. Karsh

/s/ Craig A. Jacobson	Director	March 6, 2015
Craig A. Jacobson

/s/ Ross Levinsohn	Director	March 6, 2015
Ross Levinsohn

/s/ Kenneth Liang	Director	March 6, 2015
Kenneth Liang

/s/ Peter E. Murphy	Director	March 6, 2015
Peter E. Murphy

/s/ Laura R. Walker	Director	March 6, 2015
Laura R. Walker

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm		F-2
Consolidated Statements of Operations for each of the two years in the period ended December 28, 2014 (Successor), for December 31, 2012 (Predecessor) and for the year ended December 30, 2012 (Predecessor)
F-4
Consolidated Statements of Comprehensive Income for each of the two years in the period ended December 28, 2014 (Successor), for December 31, 2012 (Predecessor) and for the year ended December 30, 2012 (Predecessor)
F-5
Consolidated Balance Sheets at December 28, 2014 (Successor) and December 29, 2013 (Successor)		F-6
Consolidated Statements of Shareholders’ Equity (Deficit) for each of the two years in the period ended December 28, 2014 (Successor), for December 31, 2012 (Predecessor) and for the year ended December 30, 2012 (Predecessor)
F-8
Consolidated Statements of Cash Flows for each of the two years in the period ended December 28, 2014 (Successor), for December 31, 2012 (Predecessor) and for the year ended December 30, 2012 (Predecessor)
F-9
Notes to Consolidated Financial Statements
Note 1:	Basis of Presentation and Significant Accounting Policies	F-11
Note 2:	Discontinued Operations	F-17
Note 3:	Proceedings Under Chapter 11	F-23
Note 4:	Fresh-Start Reporting	F-35
Note 5:	Acquisitions	F-44
Note 6:	Changes in Operations and Non‑Operating Items	F-56
Note 7:	Goodwill, Other Intangible Assets and Intangible Liabilities	F-58
Note 8:	Investments	F-61
Note 9:	Debt	F-67
Note 10:	Contracts Payable for Broadcast Rights	F-71
Note 11:	Fair Value Measurements	F-71
Note 12:	Commitments and Contingencies	F-73
Note 13:	Income Taxes	F-76
Note 14:	Pension and Other Retirement Plans	F-81
Note 15:	Capital Stock	F-91
Note 16:	Stock-Based Compensation	F-94
Note 17:	Earnings Per Share	F-98
Note 18:	Accumulated Other Comprehensive Income (Loss)	F-100
Note 19:	Related Parties	F-100
Note 20:	Business Segments	F-101
Note 21:	Quarterly Financial Information (Unaudited)	F-103
Note 22:	Subsequent Events	F-105

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tribune Media Company:

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive income, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Tribune Media Company and its subsidiaries (Successor) at December 28, 2014 and December 29, 2013 and the results of their operations and their cash flows for the years then ended in accordance with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Television Food Network, G.P. (“TV Food Network”), an approximate 31 percent-owned equity investment of the Company which reflects a net investment totaling $349 million and $367 million at December 28, 2014 and December 29, 2013, respectively, (such amount is prior to adjustments recorded by the Company for the application of fresh-start reporting, net of amortization of basis difference, of $1.005 billion and $1.055 billion at December 28, 2014 and December 29, 2013, respectively) and equity income of $172 million and $177 million (such amount is prior to the amortization of basis difference of $50 million and $81 million) for the years then ended, respectively. The financial statements of TV Food Network were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for TV Food Network, is based solely on the report of other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.

As discussed in Note 3 to the consolidated financial statements, the United States Bankruptcy Court for the district of Delaware confirmed the Company’s Fourth Amended Joint Plan of Reorganization for Tribune Company and its subsidiaries (the “Plan”) on July 23, 2012. Confirmation of the Plan resulted in the discharge of all claims against the Company that arose before December 8, 2008 and substantially alters rights and interests of equity security holders as provided for in the Plan. The Plan was substantially consummated on December 31, 2012 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting as of December 31, 2012.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 6, 2015

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tribune Company:

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated statements of operations, comprehensive income, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the results of operations and cash flows of Tribune Company and its subsidiaries (Predecessor) for the one day ended December 31, 2012 and for the year ended December 30, 2012 in accordance with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the financial statements of Television Food Network, G.P. (“TV Food Network”), an approximate 31 percent-owned equity investment of the Company at December 30, 2012. The Company’s consolidated financial statements include income from this equity investment of $160 million for the year ended December 30, 2012. The 2012 financial statements of TV Food Network were audited by other auditors whose report thereon has been furnished to us, and our opinion on the December 30, 2012 financial statements expressed herein, insofar as it relates to the amounts included for TV Food Network, is based solely on the report of other auditors. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits and the report of other auditors provide a reasonable basis for our opinion.
As discussed in Note 3 to the consolidated financial statements, the Company filed a petition on December 8, 2008 with the United States Bankruptcy Court for the district of Delaware for reorganization under the provisions of Chapter 11 of the Bankruptcy Code. The Company’s Fourth Amended Joint Plan of Reorganization for Tribune Company and its subsidiaries (the “Plan”) was substantially consummated on December 31, 2012 and the Company emerged from bankruptcy. In connection with its emergence from bankruptcy, the Company adopted fresh start accounting.
In our report dated May 31, 2013, we issued a disclaimer of opinion on the 2012 consolidated financial statements of Tribune Company (Predecessor) because we were unable to obtain audited financial statements supporting the Company’s investment in TV Food Network stated at $345 million at December 30, 2012, or its equity in earnings of that investment of $160 million, which is included in net income for the year then ended; nor were we able to satisfy ourselves as to the carrying value of the investment or the equity in its earnings by other auditing procedures at that date. Subsequent to May 31, 2013, we were able to obtain audited financial statements supporting the TV Food Network investment and, accordingly, our present opinion on the 2012 financial statements, as presented herein, is different from that expressed in our previous report.

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 28, 2014, except for the effects of discontinued operations discussed in Note 2 and changes in segment presentation discussed in Note 20 to the consolidated financial statements, as to which the date is November 14, 2014

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands of dollars, except for per share data)

	Successor		Predecessor
	Year Ended			Year Ended
	December 28, 2014	December 29, 2013	December 31, 2012	December 30, 2012
Operating Revenues
Television and Entertainment
Advertising	$1,335,964	$809,732	$—	$874,117
Retransmission consent and carriage fees	286,380	103,381	—	84,852
Other	98,192	101,311	—	182,732
Total	1,720,536	1,014,424	—	1,141,701
Digital and Data	174,031	79,217	—	84,512
Other	54,792	53,599	—	6,634
Total operating revenues	1,949,359	1,147,240	—	1,232,847
Operating Expenses
Programming	354,666	254,225	—	300,870
Direct operating expenses	420,763	225,924	—	238,230
Selling, general and administrative	584,274	312,147	—	387,931
Depreciation	70,187	41,187	—	42,988
Amortization	218,287	114,717	—	11,925
Total operating expenses	1,648,177	948,200	—	981,944
Operating Profit	301,182	199,040	—	250,903
Income on equity investments, net	236,713	145,241	—	198,690
Interest and dividend income	1,368	413	—	99
Interest expense	(157,866)	(39,134)	—	(156)
Loss on extinguishment of debt	—	(28,380)	—	—
Gain on investment transactions, net	372,485	150	—	21,811
Write-downs of investments	(94)	—	—	(7,041)
Other non-operating gain (loss), net	(4,710)	(1,492)	—	294
Reorganization items, net	(7,268)	(16,931)	8,284,314	(197,870)
Income from Continuing Operations Before Income Taxes	741,810	258,907	8,284,314	266,730
Income tax expense (benefit)	278,699	95,965	1,070,189	(16,905)
Income from Continuing Operations	463,111	162,942	7,214,125	283,635
Income (Loss) from Discontinued Operations, net of taxes (Note 2)	13,552	78,613	(103,901)	138,853
Net Income	$476,663	$241,555	$7,110,224	$422,488

Basic Earnings Per Common Share from:
Continuing Operations	$4.63	$1.63
Discontinued Operations	0.13	0.79
Net Earnings Per Common Share	$4.76	$2.42

Diluted Earnings Per Common Share from:
Continuing Operations	$4.62	$1.62
Discontinued Operations	0.13	0.79
Net Earnings Per Common Share	$4.75	$2.41

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands of dollars)

	Successor		Predecessor
	Year Ended			Year Ended
	December 28, 2014	December 29, 2013	December 31, 2012	December 30, 2012
Net Income	$476,663	$241,555	$7,110,224	$422,488
Less: Income (Loss) from Discontinued Operations, net of taxes	13,552	78,613	(103,901)	138,853
Income from Continuing Operations	$463,111	$162,942	$7,214,125	$283,635

Other Comprehensive Income (Loss) from Continuing Operations, net of taxes
Unrecognized benefit plan gains and losses:
Change in unrecognized benefit plan gains and losses arising during the period, net of taxes of $(121,030), $91,922, and $221, respectively	(187,720)	140,900	—	16,437
Adjustment for previously unrecognized benefit plan gains and losses included in net income, net of taxes of $(71) and $1,434, respectively	(110)	—	—	120,386
Fresh-start reporting adjustment included in net income to eliminate Predecessor’s accumulated other comprehensive income (loss), net of taxes of $169,642	—	—	934,661	—
Change in unrecognized benefit plan gains and losses, net of taxes	(187,830)	140,900	934,661	136,823
Unrealized gain on marketable securities:
Changes in unrealized holding gain arising during the period, net of taxes of $3,512	5,447	—	—	—
Foreign currency translation adjustments:
Change in foreign currency translation adjustments, net of taxes of $(1,779), $58, and $15, respectively	(2,753)	89	—	1,264
Fresh-start reporting adjustment included in net income to eliminate Predecessor’s accumulated other comprehensive income (loss), net of taxes of $(552)	—	—	2,846	—
Change in foreign currency translation adjustments, net of taxes	(2,753)	89	2,846	1,264
Other Comprehensive Income (Loss) from Continuing Operations, net of taxes	(185,136)	140,989	937,507	138,087
Comprehensive Income from Continuing Operations, net of taxes	277,975	303,931	8,151,632	421,722
Comprehensive Income (Loss) from Discontinued Operations, net of taxes	13,552	78,309	(133,284)	146,443
Comprehensive Income	$291,527	$382,240	$8,018,348	$568,165

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands of dollars)

	December 28, 2014	December 29, 2013
Assets
Current Assets
Cash and cash equivalents	$1,455,183	$640,697
Restricted cash and cash equivalents	17,600	221,879
Accounts receivable (net of allowances of $7,313 and $16,254)	440,722	644,024
Inventories	—	14,222
Broadcast rights	147,423	105,325
Income taxes receivable	4,931	11,240
Deferred income taxes	29,675	54,221
Prepaid expenses and other	65,289	43,672
Total current assets	2,160,823	1,735,280
Properties
Machinery, equipment and furniture	240,507	340,800
Buildings and leasehold improvements	253,426	276,856
	493,933	617,656
Accumulated depreciation	(102,841)	(74,446)
	391,092	543,210
Land	422,635	436,641
Construction in progress	36,870	60,956
Net properties	850,597	1,040,807
Other Assets
Broadcast rights	157,014	61,175
Goodwill	3,918,136	3,815,196
Other intangible assets, net	2,397,794	2,516,543
Investments	1,717,192	2,163,162
Other	194,899	143,846
Total other assets	8,385,035	8,699,922
Total assets	$11,396,455	$11,476,009

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data)

	December 28, 2014	December 29, 2013
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$77,295	$93,396
Senior Toggle Notes (Note 9)	—	172,237
Debt due within one year	4,088	32,472
Income taxes payable	252,570	2,276
Employee compensation and benefits	80,270	200,033
Contracts payable for broadcast rights	178,685	139,146
Deferred revenue	34,352	77,029
Other	56,920	82,248
Total current liabilities	684,180	798,837
Non-Current Liabilities
Long-term debt	3,490,897	3,760,475
Deferred income taxes	1,156,214	1,393,413
Contracts payable for broadcast rights	279,819	80,942
Contract intangible liability, net	34,425	193,730
Pension obligations, net	469,116	199,176
Postretirement medical, life and other benefits	21,456	63,123
Other obligations	64,917	60,752
Total non-current liabilities	5,516,844	5,751,611

Commitments and Contingent Liabilities (Note 12)

Shareholders’ Equity
Preferred stock ($0.001 par value per share)
Authorized: 40,000,000 shares; No shares issued and outstanding at December 28, 2014 and at December 29, 2013	—	—
Class A Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; 95,708,401 shares issued and 94,732,807 shares outstanding at December 28, 2014; 89,933,876 shares issued and outstanding at December 29, 2013	96	90
Class B Common Stock ($0.001 par value per share)
Authorized: 200,000,000 shares; Issued and outstanding: 2,438,083 shares at December 28, 2014 and 3,185,181 shares at December 29, 2013	2	3
Treasury stock, at cost: 975,594 shares at December 28, 2014 and no shares at December 29, 2013 (Note 15)	(67,814)	—
Additional paid-in-capital	4,591,470	4,543,228
Retained earnings	718,218	241,555
Accumulated other comprehensive (loss) income	(46,541)	140,685
Total shareholders’ equity	5,195,431	4,925,561
Total liabilities and shareholders’ equity	$11,396,455	$11,476,009

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (In thousands of dollars)
			Accumulated Other Comprehensive Income (Loss)	Predecessor Stock Purchase Warrants	Successor Additional Paid-In Capital		Successor Common Stock
		Retained Earnings (Deficit)					Class A		Class B
	Total					Treasury Stock	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 25, 2011 (Predecessor)	$(8,615,856)	$(7,817,055)	$(1,053,801)	$255,000	$—	$—	$—	—	$—	—
Comprehensive income:
Net income	422,488	422,488	—	—	—	—	—	—	—	—
Other comprehensive income, net of taxes	145,677	—	145,677	—	—	—	—	—	—	—
Comprehensive income	568,165	—	—	—	—	—	—	—	—	—
Loss on shares allocated by ESOP	(7,337)	(7,337)	—	—	—	—	—	—	—	—
Balance at December 30, 2012 (Predecessor)	$(8,055,028)	$(7,401,904)	$(908,124)	$255,000	$—	$—	$—	—	$—	—
Comprehensive income	8,018,348	7,110,224	908,124	—	—	—	—	—	—	—
Cancellation of Predecessor’s common shares held by ESOP, net of unearned compensation	36,680	36,680	—	—	—	—	—	—	—	—
Cancellation of Predecessor’s stock purchase warrants	—	255,000	—	(255,000)	—	—	—	—	—	—
Balance at December 31, 2012 (Predecessor)	$—	$—	$—	$—	$—	$—	$—	—	$—	—
Issuance of Successor common stock and stock purchase warrants	4,536,000	—	—	—	4,535,917	—	79	78,754	4	4,456
Balance at December 31, 2012 (Successor)	$4,536,000	$—	$—	$—	$4,535,917	$—	$79	78,754	$4	4,456
Comprehensive income:
Net income	241,555	241,555	—	—	—	—	—	—	—	—
Other comprehensive income, net of taxes	140,685	—	140,685	—	—	—	—	—	—	—
Comprehensive income	382,240	—	—	—	—	—	—	—	—	—
Conversions of Class B Common Stock to Class A Common Stock	2	—	—	—	2	—	1	1,389	(1)	(1,389)
Warrant exercises	—	—	—	—	(10)	—	10	9,787	—	119
Stock-based compensation	7,319	—	—	—	7,319	—	—	—	—	—
Shares issued under equity incentive plan	—	—	—	—	—	—	—	4	—	—
Balance at December 29, 2013 (Successor)	$4,925,561	$241,555	$140,685	$—	$4,543,228	$—	$90	89,934	$3	3,186
Comprehensive income:
Net income	476,663	476,663	—	—	—	—	—	—	—	—
Other comprehensive loss, net of taxes	(185,136)	—	(185,136)	—	—	—	—	—	—	—
Comprehensive income	291,527	—	—	—	—	—	—	—	—	—
Publishing Spin-off (Note 2)	19,347	—	(2,090)	—	21,437	—	—	—	—	—
Conversions of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	1	772	(1)	(772)
Warrant exercises	—	—	—	—	(5)	—	5	4,850	—	24
Stock-based compensation	27,835	—	—	—	27,835	—	—	—	—	—
Net share settlements of stock-based awards	(1,893)	—	—	—	(1,893)	—	—	152	—	—
Excess tax benefits from stock-based awards	868	—	—	—	868	—	—	—	—	—
Common stock repurchases	(67,814)	—	—	—	—	(67,814)	—	—	—	—
Balance at December 28, 2014 (Successor)	$5,195,431	$718,218	$(46,541)	$—	$4,591,470	$(67,814)	$96	95,708	$2	2,438

TRIBUNE MEDIA COMPANY AND SUBIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (In thousands of dollars)

	Successor		Predecessor
	Year Ended			Year Ended
	December 28, 2014	December 29, 2013	December 31, 2012	December 30, 2012
Operating Activities
Net income	$476,663	$241,555	$7,110,224	$422,488
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	27,918	7,319	—	—
Pension (credit) costs, net of contributions	(41,164)	(41,620)	—	86,727
Depreciation	88,890	75,516	—	147,201
Amortization of contract intangible assets and liabilities	(35,774)	(29,525)	—	—
Amortization of other intangible assets	222,216	121,206	—	19,046
Income on equity investments, net	(236,088)	(144,054)	—	(197,150)
Distributions from equity investments	189,789	154,123	—	118,383
Amortization of debt issuance costs and original issue discount	13,433	3,869	—	—
Write-downs of investments	94	—	—	7,041
Non-cash loss on extinguishment of debt	—	17,462	—	—
Gain on investment transactions, net	(373,968)	(150)	—	(21,811)
Gain on sales of real estate	(21,690)	(135)		(112)
Other non-operating loss (gain), net	4,729	1,492	—	(294)
Non-cash reorganization items, net	—	(3,228)	(8,287,644)	89,433
Excess tax benefits from stock-based awards	(868)	—	—	—
Transfers from (to) restricted cash	2,357	166,866	(186,823)	—
Changes in working capital items, excluding effects from acquisitions:
Accounts receivable, net	39,149	(20,449)	—	67,214
Inventories, prepaid expenses and other current assets	(1,532)	26,847	(275)	2,717
Accounts payable	2,855	(85,088)	(18,942)	6,456
Employee compensation and benefits, and other current liabilities	(23,569)	5,528	(3,450)	(27,074)
Deferred revenue	23,189	1,121	—	(47)
Accrued reorganization costs	(780)	(111,461)	14,136	35,041
Income taxes	261,591	(1,947)	(6,199)	21,212
Deferred compensation, postretirement medical, life and other benefits	(3,099)	(13,581)	(35,241)	(9,233)
Change in broadcast rights, net of liabilities	(21,098)	(6,913)	—	1,285
Deferred income taxes	(179,099)	8,955	1,169,483	2,231
Change in non-current obligations for uncertain tax positions	(2,814)	(3,780)	—	(11,973)
Other, net	(32,875)	(10,357)	—	15,481
Net cash provided by (used in) operating activities	378,455	359,571	(244,731)	774,262
See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBIDIARIES CONSOLIDATED STATEMENT OF CASH FLOWS (Continued) (In thousands of dollars)

	Successor		Predecessor
	Year Ended			Year Ended
	December 28, 2014	December 29, 2013	December 31, 2012	December 30, 2012
Investing Activities
Capital expenditures	(89,438)	(70,869)	—	(146,934)
Acquisitions, net of cash acquired	(279,833)	(2,550,410)	—	—
Increase (decrease) in restricted cash related to acquisition of Local TV	201,922	(201,922)	—	—
Transfers from (to) restricted cash related to New Cubs LLC distribution	—	—	727,468	(27)
Transfers from restricted cash, net	(1,109)	—	—	—
Investments	(2,330)	(2,817)	—	(15,864)
Distributions from equity investments	180,521	53,871	—	113,936
Investment in non-interest bearing loan to the Litigation Trust	—	—	(20,000)	—
Proceeds from sales of investments	659,395	2,174	—	20,036
Proceeds from sales of real estate	49,870	10,739	—	269
Net cash provided by (used in) investing activities	718,998	(2,759,234)	707,468	(28,584)

Financing Activities
Long-term borrowings related to Publishing Spin-off (Note 2)	346,500	—	—	—
Long-term borrowings	—	3,790,500	1,089,000	—
Repayment of Senior Toggle Notes (Note 9)	(172,237)	—	—	—
Repayments of long-term debt	(299,285)	(1,102,234)	(3,394,347)	(2,779)
Long-term debt issuance costs related to Publishing Spin-off (Note 2)	(10,179)	—	—	—
Long-term debt issuance costs	—	(78,480)	(11,242)	(4,451)
Common stock repurchases (Note 15)	(60,211)	—	—	—
Cash and restricted cash distributed to Tribune Publishing (Note 2)	(86,530)	—	—	—
Excess tax benefits from stock-based awards	868	—	—	—
Tax withholdings related to net share settlements of share-based awards	(3,201)	—	—	—
Proceeds from stock option exercises	1,308	—	—	—
Net cash provided by (used in) financing activities	(282,967)	2,609,786	(2,316,589)	(7,230)

Net Increase (Decrease) in Cash and Cash Equivalents	814,486	210,123	(1,853,852)	738,448
Cash and cash equivalents, beginning of year	640,697	430,574	2,284,426	1,545,978
Cash and cash equivalents, end of year	$1,455,183	$640,697	$430,574	$2,284,426

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$140,338	$44,280	$—	$90
Income taxes, net of refunds	$217,579	$151,311	$—	$(23,994)

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
The significant accounting policies of the Company, as summarized below, conform with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and reflect practices appropriate to the Company’s businesses.
Nature of Operations—Tribune Media Company and its subsidiaries (the “Company”) is a diversified media and entertainment company. It is comprised of 42 television stations that are either owned by the Company or owned by others, but to which the Company provides certain services, along with a national general entertainment television network, a radio station, a production studio, a digital and data technology business, a portfolio of real estate assets and investments in a variety of media, websites and other related assets. Prior to the spin-off of its principal publishing businesses on August 4, 2014, (the “Publishing Spin-off”, as further defined and described in Note 2) the Company was also engaged in newspaper publishing.
Following the Publishing Spin-off, the Company realigned and renamed its reportable segments. These segments reflect the manner in which the Company sells its products to the marketplace and the manner in which it manages its operations and makes business decisions. The Company’s reportable segments consist of:

•
Television and Entertainment: Provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America, including content produced by Tribune Studios and its production partners.

•	Digital and Data: Provides innovative technology and services that collect and distribute video, music and entertainment data primarily through wholesale distribution channels to consumers globally.
In addition, the Company reports and includes under Corporate and Other certain administrative activities associated with operating corporate office functions and managing its predominantly frozen company-sponsored defined benefit pension plans, as well as the management of certain of real estate assets, including revenues from leasing its owned office and production facilities.
Prior to the Publishing Spin-off, the Company reported its operations through two reportable segments: broadcasting and publishing; certain administrative activities were reported and included under corporate. The Company’s publishing segment operated eight major-market daily newspapers and related businesses, distributed preprinted insert advertisements, provided commercial printing and delivery services to other newspapers and managed the websites of the Company’s daily newspapers and television stations, along with the websites of other branded products that target specific areas of interest. Also included in the publishing segment were digital entertainment data businesses, collectively referred to as Tribune Digital Ventures, which distribute entertainment listings and license proprietary software and metadata. These digital entertainment data businesses were not included in the Publishing Spin-off. The principal daily newspapers published by the Company that were included in the Publishing Spin-off were the Los Angeles Times; the Chicago Tribune; the South Florida Sun Sentinel; the Orlando Sentinel; The Baltimore Sun; the Hartford Courant; The Morning Call, serving Pennsylvania’s Lehigh Valley; and the Daily Press, serving the Virginia Peninsula.
The historical results of operations for the businesses included in the Publishing Spin-off are presented in discontinued operations for all periods presented (see Note 2).

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Fiscal Year—The Company’s fiscal year ends on the last Sunday in December. Fiscal years 2014 and 2013 each comprised a 52‑week period. The Company’s 2012 fiscal year ended on December 30, 2012 and comprised a 53-week period. For 2012, the additional week increased consolidated operating revenues, operating expenses and operating profit by approximately 1.5%, 1% and 3%, respectively.
Principles of Consolidation—The consolidated financial statements include the accounts of Tribune Media Company and all majority-owned subsidiaries as well as any variable interests for which the Company is the primary beneficiary. In general, investments comprising between 20 percent to 50 percent of the voting stock of companies and certain partnership interests are accounted for using the equity method. All other investments are generally accounted for using the cost method. All significant intercompany transactions are eliminated.
The Company evaluates its investments and other transactions to determine whether any entities associated with the investments or transactions should be consolidated under the provisions of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” ASC Topic 810 requires an ongoing qualitative assessment of which entity is the primary beneficiary as it has the power to direct matters that most significantly impact the activities of a variable interest entity (“VIE”) and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. The Company consolidates VIEs when it is the primary beneficiary.
At December 28, 2014 and December 29, 2013, the Company held variable interests, as defined by ASC Topic 810, in Topix, LLC (“Topix”) and Newsday LLC and at December 29, 2013, the Company held a variable interest in Perfect Market, Inc. (“PMI”) and Classified Ventures, LLC (“CV”) (as defined and described in Note 8). In addition, prior to December 27, 2013 (as further described below), the Company held variable interests as a result of certain transactions with Local TV Holdings, LLC (“Local TV”) in October 2008. The Company has determined that it was not the primary beneficiary of any of these entities and therefore has not consolidated any of them as of and for the periods presented in the accompanying consolidated financial statements. On December 27, 2013, the Company closed the Local TV Acquisition (see Note 5). In conjunction with the acquisition, the Company became a party to an agreement with Dreamcatcher Broadcasting LLC, a Delaware limited liability company (“Dreamcatcher”). The Company determined that it holds a variable interest in Dreamcatcher and is the primary beneficiary. As such, the Company’s consolidated financial statements include the results of operations and the financial position of Dreamcatcher beginning on December 27, 2013. See Note 5 for further information on the Company’s acquisition of Local TV and the related transactions with Dreamcatcher. The assets of the consolidated VIE can only be used to settle the obligations of the VIE.
In 2008, the Company entered into a shared services agreement for its KPLR-TV station in St. Louis, Missouri and a local marketing agreement (“LMA”) for its KWGN-TV station in Denver, Colorado, each with the FOX Broadcasting Company network affiliate television station owned by Local TV in these markets. These agreements became effective on October 6, 2008 and effectively allowed the Company to economically combine the operating facilities and news operations of its stations with those owned by Local TV in each market and to share certain programming. Prior to the Local TV Acquisition (see Note 5), the Company recorded in its historical consolidated broadcasting revenues amounts equal to agreed upon percentages of the net adjusted cash flows (as defined in the local marketing agreements) of the combined operations of its stations and the Local TV stations in St. Louis and Denver. The LMA arrangements were cancelled as of the effective date of the Local TV Acquisition (see Note 5) because the Company became the owner of both stations in each market.
Revenue Recognition—The Company’s primary sources of revenue related to Television and Entertainment are from local and national broadcasting advertising and retransmission consent revenues on the Company’s television and radio stations. Digital and Data revenue is primarily derived from licensing its video and music content to third parties as well as from direct and indirect display advertising. The Company also recognizes revenues from leases of its owned real estate. Television and Entertainment revenue is recorded, net of agency commissions, when commercials are aired. Television operations may trade certain advertising time for products or services, as well as barter advertising time for program material. Trade transactions are generally reported at the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

estimated fair value of the product or services received, while barter transactions are reported at the Company’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Barter/trade revenue is reported when commercials are broadcast and expenses are reported when products or services are utilized or when programming airs. The Company records rebates when earned as a reduction of advertising revenue. Digital and Data revenue is recognized from software licensing arrangements in accordance with ASC Topic 985, “Software.”
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
The adoption of fresh-start reporting as of the Effective Date (as defined in Note 3) required management to make certain assumptions and estimates to allocate the Successor’s enterprise value to the Successor’s assets and liabilities based on fair values. These estimates of fair value represent the Company’s best estimates based on independent appraisals and various valuation techniques and, trends, and by reference to relevant market rates and transactions. The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and fair values reflected in the valuations will be realized, and actual results could vary materially.
Cash and Cash Equivalents—Cash and cash equivalents are stated at cost, which approximates market value. Investments with original maturities of three months or less at the time of purchase are considered to be cash equivalents.
Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents consist of funds that are not available for general corporate use and primarily consist of restricted cash held by the Company to satisfy the remaining claim obligations pursuant to the Plan (as defined and described in Note 3). On the Effective Date, the Company transferred $187 million of cash to restricted accounts for the limited purpose of funding certain future claim payments and professional fees. At December 28, 2014 and December 29, 2013, restricted cash held by the Company to satisfy such obligations totaled $18 million and $20 million, respectively.
In conjunction with the acquisition of Local TV on December 27, 2013 (see Note 5), the Company provided a notice to holders of the Senior Toggle Notes that it intended to redeem such notes within a thirty-day period. On December 27, 2013, the Company deposited $202 million with The Bank of New York Mellon Trust Company, N.A. (the “Trustee”) ($174 million of which, inclusive of accrued interest of $2 million, was payable to third parties and the remaining $28 million was payable to a subsidiary of the Company), together with irrevocable instructions to apply the deposited money to the full repayment of the Senior Toggle Notes. At December 29, 2013, the $202 million deposit is presented as restricted cash and cash equivalents on the Company’s consolidated balance sheet. The Senior Toggle Notes were fully repaid on January 27, 2014 through the use of the deposited funds held by the Trustee, including amounts owed to the Company’s subsidiary.
Accounts Receivable and Allowance for Doubtful Accounts—The Company’s accounts receivable are primarily due from advertisers. Credit is extended based on an evaluation of each customer’s financial condition, and generally collateral is not required. The Company maintains an allowance for uncollectible accounts, rebates and volume discounts. This allowance is determined based on historical write-off experience and any known specific collectability exposures.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of the activity with respect to the accounts receivable allowances is as follows (in thousands):

Accounts receivable allowance balance at December 30, 2012 (Predecessor)	$16,859
2013 additions charged to costs and expenses	27,838
2013 deductions	(28,443)
Accounts receivable allowance balance at December 29, 2013 (Successor)	$16,254
2014 additions charged to costs and expenses	21,306
2014 deductions	(18,515)
Allowance distributed in Publishing Spin-off	(11,732)
Accounts receivable allowance balance at December 28, 2014 (Successor)	$7,313
Broadcast Rights—Broadcast rights recorded on the Company’s consolidated balance sheet consist of rights to broadcast syndicated programs, original licensed series and feature films and are stated at the lower of unamortized cost or estimated net realizable value. Pursuant to ASC Topic 920, “Entertainment - Broadcasters,” the total cost of these rights is recorded as an asset and a liability when the program becomes available for broadcast. Syndicated program rights for pre-produced, off-network programs are generally amortized using an accelerated method as programs are aired. Original licensed series are generally amortized on a per-run basis. Feature film rights and first-run syndicated program rights are amortized using the straight-line method. The current portion of broadcast rights represents those rights available for broadcast that are expected to be amortized in the succeeding year. The Company also has commitments for network and sports programming that are expensed on a straight-line basis as the programs are available to air.
Properties—As a result of the adoption of fresh-start reporting, the Company’s property, plant and equipment was adjusted to fair value on the Effective Date. There were no changes to the methods used by the Company to compute depreciation or any changes to the policy for determining estimated useful lives for assets placed into service subsequent to the Effective Date as a result of the adoption of fresh-start reporting. The estimated useful lives of the Company’s property, plant and equipment that were in service on the Effective Date were revised and currently range as follows: 3 to 44 years for buildings and 1 to 30 years for all other equipment.
Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill and other indefinite-lived intangible assets are summarized in Note 7. The Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles—Goodwill and Other.” Under ASC Topic 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values.
The Company’s annual impairment review measurement date is in the fourth quarter of each year. The estimated fair values of the reporting units to which goodwill has been allocated are determined using many critical factors, including projected future operating cash flows, revenue and market growth, market multiples, discount rates and consideration of market valuations of comparable companies. The estimated fair values of other intangible assets subject to the annual impairment review, which include FCC licenses and trade name, are generally calculated based on projected future discounted cash flow analyses. The development of estimated fair values requires the use of assumptions, including assumptions regarding revenue and market growth as well as specific economic factors in the broadcasting industry. These assumptions reflect the Company’s best estimates, but these items involve inherent uncertainties based on market conditions generally outside of the Company’s control.
Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in additional non-cash impairment charges in the future under ASC Topic 350.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Impairment Review of Long-Lived Assets—In accordance with ASC Topic 360, “Property, Plant and Equipment,” the Company evaluates the carrying value of long-lived assets to be held and used whenever events or changes in circumstances indicate that the carrying amount of a long-lived asset or asset group may be impaired. The carrying value of a long-lived asset or asset group is considered impaired when the projected future undiscounted cash flows to be generated from the asset or asset group over its remaining depreciable life are less than its current carrying value. The Company measures impairment based on the amount by which the carrying value exceeds the estimated fair value of the long-lived asset or asset group. The fair value is determined primarily by using the projected future cash flows discounted at a rate commensurate with the risk involved as well as market valuations. Losses on long-lived assets to be disposed of are determined in a similar manner, except that the fair values are reduced for an estimate of the cost to dispose or abandon.
Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate future undiscounted cash flows could result in additional non-cash impairment charges in the future under ASC Topic 360.
Pension Plans and Other Postretirement Benefits—Retirement benefits are provided to employees through pension plans sponsored either by the Company or by unions. Under the Company-sponsored plans, pension benefits are primarily a function of both the years of service and the level of compensation for a specified number of years, depending on the plan. It is the Company’s policy to fund the minimum for Company-sponsored pension plans as required by the Employee Retirement Income Security Act (“ERISA”). Contributions made to union-sponsored plans are based upon collective bargaining agreements. The Company also provides certain health care and life insurance benefits for retired employees. The expected cost of providing these benefits is accrued over the years that the employees render services. It is the Company’s policy to fund postretirement benefits as claims are incurred.
The Company recognizes the overfunded or underfunded status of its defined benefit pension or other postretirement plans (other than a multiemployer plan) as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which changes occur through comprehensive income (loss). Additional information pertaining to the Company’s pension plans and other postretirement benefits is provided in Note 14.
Self-Insurance—The Company self-insures for certain employee medical and disability income benefits, workers’ compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The Company carries insurance coverage to limit exposure for self-insured workers’ compensation costs and automobile and general liability claims. The Company’s deductibles under these coverages are generally $1 million per occurrence, depending on the applicable policy period. The recorded liabilities for self-insured risks totaled $47 million at December 28, 2014, which was net of $44 million of such liabilities distributed to Tribune Publishing in the Publishing Spin-off, and $91 million at December 29, 2013.
Deferred Revenue—Deferred revenue arises in the normal course of business from advances from customers for the Company’s products and services. Deferred revenue is recognized in the period it is earned.
Stock-Based Compensation—In accordance with ASC Topic 718, “Compensation—Stock Compensation,” the Company recognizes stock-based compensation cost in its consolidated statements of operations. Stock-based compensation cost is measured at the grant date for equity-classified awards and at the end of each reporting period for liability-classified awards based on the estimated fair value of the awards. ASC Topic 718 requires stock-based compensation expense to be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (the “substantive vesting period”). Additional information pertaining to the Company’s stock-based compensation is provided in Note 16.
Income Taxes—On March 13, 2008, the Predecessor filed an election to be treated as a subchapter S corporation under the Internal Revenue Code (“IRC”), which election became effective as of the beginning of the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Predecessor’s 2008 fiscal year. The Predecessor also elected to treat nearly all of its subsidiaries as qualified subchapter S subsidiaries. Subject to certain limitations (such as the built-in gain tax applicable for 10 years to gains accrued prior to the election), the Predecessor was no longer subject to federal income tax. Instead, the Predecessor’s taxable income was required to be reported by its shareholders. The Tribune Employee Stock Ownership Plan (“ESOP”) was the Predecessor’s sole shareholder and was not taxed on the share of income that was passed through to it because the ESOP was a qualified employee benefit plan. Although most states in which the Predecessor operated recognize the subchapter S corporation status, some imposed income taxes at a reduced rate.
As a result of the election and in accordance with ASC Topic 740, “Income Taxes,” the Predecessor reduced its net deferred income tax liabilities to report only deferred income taxes relating to states that assess taxes on subchapter S corporations and subsidiaries that were not qualified subchapter S subsidiaries.
Provisions for federal and state income taxes are calculated on reported pretax earnings based on current tax laws and also include, in the current period, the cumulative effect of any changes in tax rates from those used previously in determining deferred tax assets and liabilities. Taxable income reported to the taxing jurisdictions in which the Company operates often differs from pretax earnings because some items of income and expense are recognized in different time periods for income tax purposes. The Company provides deferred taxes on these temporary differences in accordance with ASC Topic 740. Taxable income also may differ from pretax earnings due to statutory provisions under which specific revenues are exempt from taxation and specific expenses are not allowable as deductions. The consolidated tax provision and related accruals include estimates of the potential taxes and related interest as deemed appropriate. These estimates are reevaluated and adjusted, if appropriate, on a quarterly basis. Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company.
ASC Topic 740 addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC Topic 740, a company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. ASC Topic 740 requires the tax benefit recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. See Note 13 for further discussion.
In connection with the Debtors’ emergence from Chapter 11, the Company converted from a subchapter S corporation to a C corporation under the IRC and therefore is now subject to federal income tax. The effect of this conversion was recorded in connection with the Company’s implementation of fresh-start reporting as more fully described in Note 4 and Note 13. Accordingly, essentially all of the Company’s net deferred tax liabilities at the Effective Date were reinstated at a higher effective tax rate.
Comprehensive Income (Loss)—Comprehensive income (loss) consists of net income and other gains and losses affecting shareholder’s equity that, under U.S. GAAP, are excluded from net income. The Company’s other comprehensive income (loss) includes changes in unrecognized benefit plan gains and losses, unrealized gains and losses on marketable securities classified as available-for-sale, and foreign currency translation adjustments. The activity for each component of the Company’s accumulated other comprehensive income (loss) is summarized in Note 18.
New Accounting Standards—In August 2014, the FASB issued an Accounting Standards Update (“ASU”) No. 2014-15, “Presentation of Financial Statements - Going Concern (Subtopic 205-40).” The amendments in ASU 2014-15 require the management of all entities, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in ASU 2014-15 are effective for the annual period ending after

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. Early application is not permitted. The amendments in ASU 2014-09 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 at the date of initial application. The Company is currently evaluating adoption methods and the impact of adopting ASU 2014-09 on its consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in ASU 2014-08 change the criteria for reporting discontinued operations for all entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The amendments in ASU 2014-08 should be applied prospectively to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. Early adoption is permitted, but only for disposals (or classifications as held for sale) that have not been reported in financial statements previously issued or available for issuance. The Company will be adopting ASU 2014-08 effective on the first day of the 2015 fiscal year. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
NOTE 2: DISCONTINUED OPERATIONS
On August 4, 2014, the Company completed the spin-off of its principal publishing operations into an independent company, Tribune Publishing Company (“Tribune Publishing”), by distributing 98.5% of the outstanding shares of Tribune Publishing common stock to holders of the Company’s Common Stock and Warrants (the “Publishing Spin-off”). In the distribution, each holder of the Company’s Class A Common Stock, Class B Common Stock and Warrants received 0.25 of a share of Tribune Publishing common stock for each share of Common Stock or Warrant (as defined and described in Note 3) held as of the record date of July 28, 2014. Based on the number of shares of Common Stock and Warrants outstanding as of 5:00 P.M. Eastern time on July 28, 2014 and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to the Company stockholders and holders of Warrants and the Company retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of outstanding common stock of Tribune Publishing. Subsequent to the distribution, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange under the symbol “TPUB.” For further information regarding the Publishing Spin-off, see the registration statement on Form 10, as amended, filed by Tribune Publishing with the SEC on July 21, 2014 and declared effective by the SEC on July 21, 2014. The registration statement is available through the SEC website at www.sec.gov.
The historical results of operations for the businesses included in the Publishing Spin-off are presented in discontinued operations in the Company’s consolidated statements of operations and consolidated statements of comprehensive income for all periods presented herein.
The Company received a private letter ruling (“PLR”) from the Internal Revenue Service (“IRS”) which provides that the distribution and certain related transactions qualified as tax-free to the Company, Tribune Publishing and the Company’s stockholders and warrantholders for U.S. federal income tax purposes. Although a PLR from the IRS generally is binding on the IRS, the PLR does not rule that the distribution satisfies every

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

requirement for a tax-free distribution, and the parties relied on the opinion of the Company’s special tax counsel that such additional requirements have been satisfied.
In connection with the Publishing Spin-off, the Company received a $275 million cash dividend from Tribune Publishing utilizing borrowings of $350 million under a senior secured credit facility entered into by Tribune Publishing prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under the Company’s Term Loan Facility (as defined and described in Note 9). All of the outstanding borrowings under the Tribune Publishing senior term loan facility were distributed to Tribune Publishing in connection with the Publishing Spin-off.
The Company entered into a separation and distribution agreement, a tax matters agreement, a transition services agreement (the “TSA”), an employee matters agreement and certain other agreements with Tribune Publishing that govern the relationships between Tribune Publishing and the Company following the Publishing Spin-off.
Separation and Distribution Agreement
The separation and distribution agreement with Tribune Publishing sets forth the key provisions relating to the separation of Tribune Publishing and its related businesses from those of the Company and the distribution of 98.5% of the shares of Tribune Publishing common stock to holders of Common Stock and Warrants. The separation and distribution agreement identifies the entities and assets to be transferred to, and the liabilities and contracts to be assumed by, Tribune Publishing or the Company, as applicable, in the separation, and describes when and how these transfers and assumptions will occur.
The separation and distribution agreement also provides that, subject to certain exceptions, Tribune Publishing and the Company will indemnify each other and certain related parties, from and against any and all damages, losses, liabilities, and expenses relating to, arising out of, or resulting from, among other things: (i) their respective businesses, their assets and liabilities and their subsidiaries’ assets and liabilities (in the case of Tribune Publishing, after giving effect to the separation and distribution); (ii) their failure or the failure of certain related persons to discharge any of their, or their subsidiaries’, respective liabilities (in the case of Tribune Publishing, after giving effect to the separation and distribution or any obligation arising out of the publishing business or its assets); and (iii) a breach by the other party of the separation and distribution agreement or the various ancillary agreements.
Tax Matters Agreement
The Company entered into a tax matters agreement with Tribune Publishing that governs the respective rights, responsibilities and obligations of the Company and Tribune Publishing following the distribution with respect to taxes, including the Company’s and Tribune Publishing’s obligations to file tax returns and remit taxes, control over tax contests and the Company’s and Tribune Publishing’s obligations to cooperate after the distribution in tax return preparation and record-keeping matters.
The tax matters agreement generally provides that the Company will be responsible for all taxes (other than taxes on the distribution and related transactions) for periods before the distribution that are reportable on any tax return that includes the Company or one of its non-Tribune Publishing subsidiaries, and Tribune Publishing or one of its subsidiaries will be responsible for all such taxes reportable on any tax return that includes Tribune Publishing or its subsidiaries but does not include any non-Tribune Publishing subsidiaries. The Company retains responsibility for all taxes relating to the formation of and its ongoing investment in Newsday Holdings LLC.
The tax matters agreement also provides for certain restrictions on Tribune Publishing’s ability to pursue strategic or other transactions, or to take certain actions, in order to preserve the tax-free status of the distribution. The tax matters agreement further provides that Tribune Publishing and certain Tribune Publishing subsidiaries will indemnify the Company for (i) taxes on the distribution and related transactions resulting from (A) any of their actions (or failures to take certain actions) that disqualify the distribution and related transactions as tax-free or (B)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

any issuance of stock by Tribune Publishing or any of its affiliates or change in ownership of any such entities (other than changes in ownership solely caused by the Company) that would cause Section 355(d), Section 355(e) or Section 355(f) of the IRC to apply to the distribution, (ii) taxes on the distribution and related transactions resulting from the disqualification of the distribution due to breaches by Tribune Publishing of representations and covenants contained in the tax matters agreement and (iii) taxes of Tribune Publishing attributable to the Tribune Publishing business for which the Company is not otherwise responsible and that are not related to the distribution or any related transaction. The Company will indemnify Tribune Publishing for (i) taxes of the Company and (ii) taxes of Tribune Publishing resulting from the distribution and related transactions unless, in each case, Tribune Publishing or certain Tribune Publishing subsidiaries are otherwise responsible for such taxes as described above. However, if the distribution is taxable as a result of certain actions by both parties, the liability for such taxes is shared equally between the Company and Tribune Publishing.
Transition Services Agreement
Pursuant to the TSA, the Company provides Tribune Publishing with certain specified services on a transitional basis for a period of up to two years following the Publishing Spin-off, including support in areas such as human resources, risk management, treasury, technology, legal, real estate, procurement, and advertising and marketing in a single market. In addition, the TSA outlines the services that Tribune Publishing provides the Company on a transitional basis for a period of up to two years following the Publishing Spin-off, including in areas such as human resources, technology, legal, procurement, accounting, digital advertising operations, advertising, marketing, event management and fleet maintenance, and other areas where the Company may need assistance and support following the Publishing Spin-off. The charges for the transition services generally allow the providing company to fully recover all out-of-pocket costs and expenses it actually incurs in connection with providing the services, plus, in some cases, the allocated direct costs of providing the services, generally without profit.
Under the TSA, the Company had gross billings to Tribune Publishing of $19 million for the year ended December 28, 2014 primarily related to a pass-through of costs associated with providing the continuation of certain benefits to Tribune Publishing employees following the Publishing Spin-off. The Company also incurred $3 million of fees primarily related to technology and shared services provided by Tribune Publishing which are included in selling, general and administrative expenses in the Company’s consolidated statements of operations for the year ended December 28, 2014.
Employee Matters Agreement
The Company and Tribune Publishing entered into an employee matters agreement that addresses the treatment of employees and former employees of each of the Company and Tribune Publishing with respect to their participation in employee benefit plans that existed prior to the distribution or that Tribune Publishing established in connection with or following the distribution, as well as certain other human resources matters relating to employee programs and labor contracts. In general, except for certain pension matters, Tribune Publishing retained all liabilities with respect to the employment of all their employees and former employees (other than employees of discontinued businesses) and the Company retained all liabilities pertaining to other current or former employees, including liabilities arising with respect to benefit plans prior to the distribution. Notwithstanding the foregoing, the Company retained all liabilities relating to Company-sponsored defined benefit pension plans but did not retain any liabilities relating to Tribune Publishing’s employees’ participation in multiemployer pension plans. The employee matters agreement also addresses the treatment of equity compensation for employees of both companies in connection with the distribution. See Note 16 for further information on the impact of the Publishing Spin-off on the Company’s equity incentive plan.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Discontinued Operations Results—The results of discontinued operations for the years ended December 28, 2014 and December 29, 2013, and for December 31, 2012, and for the year ended December 30, 2012 include the historical results of Tribune Publishing prior to the Publishing Spin-off on August 4, 2014. Summarized results of the Company’s discontinued operations and the impact of associated Publishing Spin-off adjustments are as follows (in thousands):

	Successor		Predecessor
	Year Ended			Year Ended
	December 28, 2014(1)	December 29, 2013	December 31, 2012	December 30, 2012
Operating revenues	$970,501	$1,755,989	$—	$1,911,851
Operating profit	38,712	149,906	—	145,553
Loss on equity investments, net	(626)	(1,187)	—	(1,540)
Interest income	—	35	—	5
Interest expense (2)	(6,837)	(11,042)	—	(37)
Gain on investment transactions (3)	1,484	—	—	—
Reorganization items, net	(9)	(284)	(173,449)	(381)
Income (loss) before income taxes	32,724	137,428	(173,449)	143,600
Income tax expense (benefit) (4)	19,172	58,815	(69,548)	4,747
Income (loss) from discontinued operations, net of taxes	$13,552	$78,613	$(103,901)	$138,853

(1)	Results of operations for the Tribune Publishing businesses are reflected through August 4, 2014, the date of the Publishing Spin-off.

(2)
In connection with the Publishing Spin-off, the Company received a $275 million cash dividend from Tribune Publishing utilizing borrowings of $350 million under a senior secured credit facility entered into by Tribune Publishing prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under the Company’s Term Loan Facility (as defined and described in Note 9). Interest expense associated with the Company’s outstanding debt was allocated to discontinued operations based on the ratio of the $275 million cash dividend received from Tribune Publishing to the total outstanding indebtedness under the outstanding credit facilities in effect in each respective period prior to the Publishing Spin-off and totaled $7 million and $11 million for the years ended December 28, 2014 and December 29, 2013, respectively. Interest expense included in discontinued operations for the year ended December 30, 2012 relates to capital leases held by Tribune Publishing and does not include any allocated interest expense from the Company’s debt facilities while in bankruptcy.

(3)
Gain on investment transaction consists of a $1.5 million gain on the remeasurement of Tribune Publishing’s investment in MCT (as defined and described in Note 5) as a result of the acquisition of the remaining 50% interest in MCT during the second quarter of 2014.

(4)
The effective tax rate on pretax income from discontinued operations was 58.6% and 42.8% for the years ended December 28, 2014 and December 29, 2013, respectively. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit) and the impact of certain nondeductible transaction costs. While the Company operated as an S Corporation, the effective tax rate on pretax income from discontinued operations was 3.3% for the year ended December 30, 2012. See Note 4 for information on the income tax benefit included in discontinued operations for December 31, 2012.

The results of discontinued operations for the years ended December 28, 2014 and December 29, 2013 also include $23 million and $15 million, respectively, of transaction costs, including legal and professional fees, incurred by the Company to complete the Publishing Spin-off. No such costs were incurred on December 31, 2012 and in the year ended December 30, 2012.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In conjunction with the Company’s emergence from bankruptcy, the Company consummated an internal restructuring pursuant to the terms of the Plan (as defined and described in Note 3). These restructuring transactions included, among other things, establishing a number of real estate holding companies. On December 21, 2012, the majority of the land and buildings owned by Tribune Publishing were transferred to these newly established real estate holding companies. In 2013, Tribune Publishing entered into lease agreements with the real estate holding companies to lease back certain land and buildings that were transferred. The initial term of these lease agreements was either five or ten years, with two optional renewal terms. Prior to the Publishing Spin-off, the revenues and expenses related to these lease agreements were treated as intercompany transactions and were not separately reflected in the Company’s consolidated financial statements. The real estate holding companies were not included in the Publishing Spin-off. Subsequent to the Publishing Spin-off, the Company has reclassified the historical intercompany rental revenues related to these leases for 2014 and 2013 totaling $24 million and $39 million, respectively, into other revenues as an increase to income from continuing operations in the Company’s consolidated statements of operations due to the continuing lease arrangements between the Company and Tribune Publishing following the Publishing Spin-off. Similarly, the historical intercompany rental costs incurred by Tribune Publishing in 2014 and 2013, respectively, under these leases have been reclassified as a reduction of income from discontinued operations, net in the Company’s consolidated statements of operations. There was no impact to the Company consolidated net income for any periods prior to the Publishing Spin-off as a result of these reclassifications. Subsequent to the Publishing Spin-off, all rental revenues earned by the Company under these leases with Tribune Publishing are reflected as other revenues in the Company’s consolidated statements of operations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the assets and liabilities distributed to Tribune Publishing on August 4, 2014 in connection with the Publishing Spin-off (in thousands):

Assets:
Current Assets
Cash and cash equivalents	$59,030
Restricted cash	27,500
Accounts receivable, net	187,153
Inventories	14,623
Deferred income taxes	32,557
Prepaid expenses and other	20,956
Total current assets	341,819

Property, plant and equipment, net	160,087

Other Assets
Goodwill	35,450
Intangible assets, net	73,300
Investments	1,924
Other long-term assets	10,179
Deferred income taxes	12,352
Total other assets	133,205
Total Assets	$635,111

Liabilities:
Current Liabilities
Accounts payable	$39,422
Employee compensation and benefits	98,156
Debt due within one year	12,680
Deferred revenue	74,505
Accrued expenses and other current liabilities	31,031
Total current liabilities	255,794

Non-Current Liabilities
Postretirement, medical life and other benefits	45,255
Long-term debt	333,820
Other obligations	19,589
Total non-current liabilities	398,664

Net Liabilities Distributed to Tribune Publishing	$(19,347)
As of the date of the Publishing Spin-off, the Company allocated approximately $2 million of accumulated other comprehensive loss to Tribune Publishing, relating primarily to post-retirement medical and life insurance benefits. The Company has no material contingent liabilities relating to the discontinued operations subsequent to the date of the Publishing Spin-off.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 3: PROCEEDINGS UNDER CHAPTER 11
Chapter 11 Reorganization—On December 8, 2008 (the “Petition Date”), Tribune Company and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”), filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 12, 2009, Tribune CNLBC, LLC (formerly known as Chicago National League Ball Club, LLC) (“Tribune CNLBC”), which held the majority of the assets and liabilities related to the businesses of the Chicago Cubs Major League Baseball franchise (the “Chicago Cubs”), also filed a Chapter 11 Petition and thereafter became a Debtor. The Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re Tribune Company, et al., Case No. 08-13141. As further described below, a plan of reorganization for the Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”).
The Company’s consolidated financial statements as of December 30, 2012 and for December 31, 2012 and for the year ended December 30, 2012 include the accounts of the Debtors and certain direct and indirect wholly-owned subsidiaries which, except as described below, had not filed petitions for relief under Chapter 11 of the Bankruptcy Code as of or subsequent to the Petition Date and were, therefore, not Debtors (each a “Non-Debtor Subsidiary” and, collectively, the “Non-Debtor Subsidiaries”) as of December 31, 2012.
From the Petition Date and until the Effective Date, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable orders of the Bankruptcy Court. In general, as debtors-in-possession, the Debtors were authorized under Chapter 11 of the Bankruptcy Code to continue to operate as ongoing businesses, but could not engage in transactions outside the ordinary course of business without the prior approval of the Bankruptcy Court. Where appropriate, the Company and its business operations as conducted on or prior to December 30, 2012 are also herein referred to collectively as the “Predecessor.” The Company and its business operations as conducted on or subsequent to the Effective Date are also herein referred to collectively as the “Successor,” “Reorganized Debtors” or “Reorganized Tribune Company.”
Plan of Reorganization—In order to emerge from Chapter 11, a Chapter 11 plan that satisfies the requirements of the Bankruptcy Code and provides for emergence from bankruptcy as a going concern must be proposed and confirmed by a bankruptcy court. A plan of reorganization addresses, among other things, prepetition obligations, sets forth the revised capital structure of the newly reorganized entities and provides for their corporate governance subsequent to emergence from court supervision under Chapter 11.
On April 12, 2012, the Debtors, Oaktree Capital Management, L.P. (“Oaktree”), Angelo, Gordon & Co. L.P. (“AG”), the Creditors’ Committee (defined below) and JPMorgan Chase Bank, N.A. (“JPMorgan” and, together with the Debtors, Oaktree, AG and the Creditors’ Committee, the “Plan Proponents”) filed the Fourth Amended Joint Plan of Reorganization for Tribune Company and its Subsidiaries with the Bankruptcy Court (as subsequently modified by the Plan Proponents, the “Plan”). On July 23, 2012, the Bankruptcy Court issued an order confirming the Plan (the “Confirmation Order”). The Plan constitutes a separate plan of reorganization for each of the Debtors and sets forth the terms and conditions of the Debtors’ reorganization. See the “Terms of the Plan” section below for a description of the terms and conditions of the confirmed Plan.
The Debtors’ plan of reorganization was the product of extensive negotiations and contested proceedings before the Bankruptcy Court, principally relating to the resolution of certain claims and causes of action arising between certain of the Company’s creditors in connection with the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by the Predecessor and the Tribune Company employee stock ownership plan (the “ESOP”), EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”) and Samuel Zell in 2007.
The Debtors’ emergence from bankruptcy as a restructured company was subject to the consent of the Federal Communications Commission (the “FCC”) for the assignment of the Debtors’ FCC broadcast and auxiliary station

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

licenses to the Reorganized Debtors. On April 28, 2010, the Debtors filed applications with the FCC to obtain FCC approval for the assignment of the FCC licenses from the Debtors as “debtors-in possession” to the Reorganized Debtors. On November 16, 2012, the FCC released a Memorandum Opinion and order (the “Exit Order”) granting the Company’s applications to assign its broadcast and auxiliary station licenses from the debtors-in-possession to the Company’s licensee subsidiaries. In the Exit Order, the FCC granted the Reorganized Debtors a permanent newspaper/broadcast cross-ownership waiver in the Chicago market, temporary newspaper/broadcast cross-ownership waivers in the New York, Los Angeles, Miami-Fort Lauderdale and Hartford-New Haven markets and two other waivers permitting common ownership of television stations in Connecticut and Indiana. See the “FCC Regulation” section of Note 12 for further information.
Following receipt of the FCC’s consent to the implementation of the Plan, but prior to the Effective Date, the Company and its subsidiaries consummated an internal restructuring, pursuant to and in accordance with the terms of the Plan. These restructuring transactions included, among other things, (i) converting certain of the Company’s subsidiaries into limited liability companies or merging certain of the Company’s subsidiaries into newly-formed limited liability companies, (ii) consolidating and reallocating certain operations, entities, assets and liabilities within the organizational structure of the Company and (iii) establishing a number of real estate holding companies.
On the Effective Date, all of the conditions precedent to the effectiveness of the Plan were satisfied or waived, the Debtors emerged from Chapter 11, and the settlements, agreements and transactions contemplated by the Plan to be effected on the Effective Date were implemented, including, among other things, the appointment of a new board of directors and the initiation of distributions to creditors. As a result, the ownership of the Company changed from the ESOP to certain of the Company’s creditors on the Effective Date. On January 17, 2013, the board of directors of Reorganized Tribune Company (the “Board”) appointed a chairman of the Board and a new chief executive officer. Such appointments were effective immediately.
In connection with the Debtors’ emergence from Chapter 11, on the Effective Date and in accordance with and subject to the terms of the Plan, (i) the ESOP was deemed terminated in accordance with its terms, (ii) the unpaid principal and interest remaining on the promissory note of the ESOP in favor of the Company was forgiven, (iii) all of the Company’s $0.01 par value common stock held by the ESOP was canceled and (iv) new shares of Reorganized Tribune Company were issued to shareholders who did not meet the necessary criteria to qualify as a subchapter S corporation shareholder. As a result, Reorganized Tribune Company converted from a subchapter S corporation to a C corporation under the IRC. See Note 13 for further information.
Terms of the Plan—The following is a summary of the material settlements and other agreements entered into, distributions made and transactions consummated by the Company on or about the Effective Date pursuant to, and in accordance with, the terms of the Plan. The following summary only highlights certain of the substantive provisions of the Plan and is not intended to be a complete description of, or a substitute for a full and complete reading of, the Plan and the agreements and other documents related thereto, including those described below.

•
Cancellation of certain prepetition obligations: On the Effective Date, the Debtors’ prepetition equity (other than equity interests in subsidiaries of Tribune Company), debt and certain other obligations were cancelled, terminated and/or extinguished, including: (i) the 56,521,739 shares of the Predecessor’s $0.01 par value common stock held by the ESOP, (ii) the warrants to purchase 43,478,261 shares of the Predecessor’s $0.01 par value common stock held by the Zell Entity and certain other minority interest holders, (iii) the aggregate $225 million subordinate promissory notes (including accrued and unpaid interest) held by the Zell Entity and certain other minority interest holders, (iv) all of the Predecessor’s other outstanding notes and debentures and the indentures governing such notes and debentures (other than for purposes of allowing holders of the notes to receive distributions under the Plan and allowing the trustees for the senior noteholders and the holders of the Predecessor’s Exchangeable Subordinated Debentures due 2029 (“PHONES”) to exercise certain limited rights), and (v) the Predecessor’s prepetition credit facilities applicable to the Debtors (other than for purposes of allowing creditors under a $8.028 billion senior secured credit agreement (as amended, the “Credit Agreement”) to receive distributions under the Plan and allowing the administrative agent for such facilities to exercise certain limited rights).

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Assumption of prepetition executory contracts and unexpired leases: On the Effective Date, any prepetition executory contracts or unexpired leases of the Debtors that were not previously assumed or rejected pursuant to Section 365 of the Bankruptcy Code or rejected pursuant to the Plan were deemed assumed by the applicable Reorganized Debtors, including certain prepetition executory contracts for broadcast rights.

•
Distributions to Creditors: On the Effective Date (or as soon as practicable thereafter), (i) holders of allowed senior loan claims received approximately $2.9 billion in cash, approximately 98.2 million shares of Common Stock and Warrants (as defined and described below) with a fair value determined pursuant to the Plan of approximately $4.536 billion as of the Effective Date, plus interests in the Litigation Trust (as defined and described below), (ii) holders of allowed claims related to a $1.6 billion twelve-month bridge facility entered into on December 20, 2007 (the “Bridge Facility”) received a pro rata share of $64.5 million in cash (equal to approximately 3.98% of their allowed claim) plus interests in the Litigation Trust (as defined and described below), (iii) holders of allowed senior noteholder claims (including the fee claims of indenture trustees for the senior notes) received a pro rata share of either $431 million of cash or a “strip” of consideration consisting of 6.27% of the proceeds from a term loan facility (see the “Exit Financing Facilities” section of Note 9), common stock or warrants in Reorganized Tribune Company and cash (collectively, a “Strip”) (on average, equal to approximately 33.3% of their allowed claim) plus interests in the Litigation Trust (as defined and described below), (iv) holders of allowed other parent claims received either (a) cash or a Strip in an amount equal to approximately 35.18% of their allowed claim plus a pro rata share of additional cash or a Strip, as applicable, of approximately $2.3 million or (b) cash or a Strip in an amount equal to approximately 32.73% of their allowed claim plus a pro rata share of additional cash or a Strip, as applicable, of approximately $2.3 million plus interests in the Litigation Trust (as defined and described below), (v) holders of allowed general unsecured claims against the Debtors other than Tribune Company and convenience claims against Tribune Company received cash in an amount equal to 100% of their allowed claim, and (vi) holders of unclassified claims, priority non-tax claims and certain other secured claims received cash in an amount equal to 100% of their allowed claim. In the aggregate, Reorganized Tribune Company distributed approximately $3.516 billion of cash, approximately 100 million shares of Common Stock and Warrants (as defined and described below) with a fair value determined pursuant to the Plan of approximately $4.536 billion and interests in the Litigation Trust (as defined and described below). The cash distribution included the $727 million of restricted cash and cash equivalents and the proceeds from a term loan which was entered into on the Effective Date and subsequently extinguished in 2013 (see the “Exit Financing Facilities” section of Note 9). In addition, Reorganized Tribune Company transferred $187 million of cash to certain restricted accounts for the limited purpose of funding certain future claim payments and professional fees.

In addition, on the Effective Date, letters of credit issued under the Predecessor’s debtor-in-possession facility (“DIP Facility”) were replaced with new letters of credit under a new revolving credit facility and subsequently terminated. All allowed priority tax and non-tax claims and other secured claims not paid on the Effective Date and subsidiary interests were reinstated and allowed administrative expense claims will be paid in full when due.

•
Issuance of new equity securities: Effective as of the Effective Date, Reorganized Tribune Company issued 78,754,269 shares of Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), and 4,455,767 shares of Class B Common Stock, par value $0.001 per share (“Class B Common Stock,” and together with Class A Common Stock, “Common Stock”). Any holder (with the exception of AG, JPMorgan and Oaktree, each of which previously submitted ownership information to the FCC) who possessed greater than 4.99% of the Class A Common stock after allocation of the Warrants and holders making voluntary elections, were instead allocated Class B Common Stock until such holder’s Class A Common Stock represented no more than 4.99% of Reorganized Tribune Company’s Class A Common Stock in order to comply with the FCC ownership rules and requirements. The Class A Common Stock and Class B Common Stock generally provide identical economic rights, but holders of the Class B Common Stock have limited voting rights, including that such holders have no right to vote in the election of

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

directors. Subject to the ownership limitation noted above, each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock, in each case, at the option of the holder at any time. In addition, on the Effective Date, Reorganized Tribune Company entered into a warrant agreement (the “Warrant Agreement”), pursuant to which Reorganized Tribune Company issued 16,789,972 warrants to purchase Common Stock (the “Warrants”). Reorganized Tribune Company issued the Warrants in lieu of Common Stock to creditors that were otherwise eligible to receive Common Stock in connection with the implementation of the Plan in order to comply with the FCC’s foreign ownership restrictions.
Furthermore, pursuant to Reorganized Tribune Company’s certificate of incorporation and the Warrant Agreement, in the event Reorganized Tribune Company determines that the ownership or proposed ownership of Common Stock or Warrants, as applicable, would be inconsistent with or violate any federal communications laws, materially limit or impair any business activities or proposed business activities of Reorganized Tribune Company under any federal communications laws, or subject Reorganized Tribune Company to any regulation under any federal communications laws to which Reorganized Tribune Company would not be subject, but for such ownership or proposed ownership, Reorganized Tribune Company may, among other things: (i) require a holder of Common Stock or Warrants to promptly furnish information reasonably requested by Reorganized Tribune Company, including information with respect to citizenship, ownership structure, and other ownership interests and affiliations; (ii) refuse to permit a proposed transfer or conversion of Common Stock, or condition transfer or conversion on the prior consent of the FCC; (iii) refuse to permit a proposed exercise of Warrants, or condition exercise on the prior consent of the FCC; (iv) suspend the rights of ownership of the holders of Common Stock or Warrants; (v) require the conversion of any or all shares of Common Stock held by a stockholder into shares of any other class of capital stock of Reorganized Tribune Company with equivalent economic value, including the conversion of shares of Class A Common Stock into shares of Class B Common Stock or the conversion of shares of Class B Common Stock into shares of Class A Common Stock; (vi) require the exchange of any or all shares of Common Stock held by any stockholder of Reorganized Tribune Company for Warrants to acquire the same number and class of shares of capital stock in Reorganized Tribune Company; (vii) to the extent the foregoing are not reasonably feasible, redeem any or all such shares of Common Stock; or (viii) exercise other appropriate remedies, at law or in equity, in any court of competent jurisdiction to prevent or cure any such situation. As permitted under the Plan, the Reorganized Debtors have adopted an equity incentive plan for the purpose of granting awards to directors, officers and employees of Reorganized Tribune Company and its subsidiaries.

•
Registration Rights Agreement: On the Effective Date, Reorganized Tribune Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain entities related to AG (the “AG Group”), Oaktree Tribune, L.P., an affiliate of Oaktree (the “Oaktree Group”) and Isolieren Holding Corp., an affiliate of JPMorgan (the “JPM Group,” and each of the JPM Group, AG Group and Oaktree Group, a “Stockholder Group”) and certain other holders of Registrable Securities who become a party thereto. See Note 15 for further information.

•
Exit credit facilities: On the Effective Date, Reorganized Tribune Company entered into a $1.100 billion secured term loan facility with a syndicate of lenders led by JPMorgan (the “Term Loan Exit Facility”), the proceeds of which were used to fund certain required distributions to creditors under the Plan. In addition, on the Effective Date, Reorganized Tribune Company, along with certain of its reorganized operating subsidiaries as additional borrowers, entered into a secured asset-based revolving credit facility of up to $300 million, subject to borrowing base availability, with a syndicate of lenders led by Bank of America, N.A., to fund ongoing operations. See the “Exit Financing Facilities” section of Note 9 for further information.

•
Settlement of certain causes of action related to the Leveraged ESOP Transactions: The Plan provided for the settlement of certain causes of action arising in connection with the Leveraged ESOP Transactions, against the lenders under the Credit Agreement, JPMorgan as administrative agent under the Credit

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Agreement, the agents, arrangers, joint bookrunner and other similar parties under the Credit Agreement, the lenders under the Bridge Facility and the administrative agent under the Bridge Facility. It also included a “Step Two/Disgorgement Settlement” of claims for disgorgement of prepetition payments made by the Predecessor on account of the debt incurred in connection with the closing of the second step of the Leveraged ESOP Transactions on December 20, 2007 against parties who elected to participate in such settlement. These settlements resulted in incremental recovery to creditors other than lenders under the Credit Agreement and the Bridge Facility of approximately $521 million above their “natural” recoveries absent such settlements.

•
The Litigation Trust: On the Effective Date, except for those claims released as part of the settlements described above, all other causes of action related to the Leveraged ESOP Transactions held by the Debtors’ estates and preserved pursuant to the terms of the Plan (the “Litigation Trust Preserved Causes of Action”) were transferred to a litigation trust formed, pursuant to the Plan, to pursue the Litigation Trust Preserved Causes of Action for the benefit of certain creditors that received interests in the litigation trust as part of their distributions under the Plan (the “Litigation Trust”). The Litigation Trust is managed by an independent third party trustee (the “Litigation Trustee”) and advisory board and, pursuant to the terms of the agreements forming the Litigation Trust, Reorganized Tribune Company is not able to exert any control or influence over the administration of the Litigation Trust, the pursuit of the Litigation Trust Preserved Causes of Action or any other activities of the Litigation Trust. In connection with the formation of the Litigation Trust, and pursuant to the terms of the Plan, Reorganized Tribune Company entered into a credit agreement (the “Litigation Trust Loan Agreement”) with the Litigation Trust whereby Reorganized Tribune Company made a non-interest bearing loan of $20 million in cash to the Litigation Trust on the Effective Date. Subject to the Litigation Trust’s right to maintain an expense fund of up to $25 million, under the terms of the Litigation Trust Loan Agreement, the Litigation Trust is required to repay to Reorganized Tribune Company the principal balance of the loan with the proceeds received by the Litigation Trust from the pursuit of the Litigation Trust Preserved Causes of Action only after the first $90 million in proceeds, if any, are disbursed to certain holders of interests in the Litigation Trust. Concurrent with the disbursement of the $20 million loan to the Litigation Trust on the Effective Date, the Predecessor recorded a valuation allowance of $20 million against the principal balance of the loan given the uncertainty as to the timing and amount of principal repayments to be received in the future. The charge to establish the valuation allowance is included in reorganization items, net in the Predecessor’s consolidated statement of operations for December 31, 2012 (see Note 4 for further information). In addition, pursuant to certain agreements entered into between Reorganized Tribune Company and the Litigation Trust, on the Effective Date in accordance with the Plan, Reorganized Tribune Company is required to reasonably cooperate with the Litigation Trustee in connection with the Litigation Trustee’s pursuit of the Litigation Trust Preserved Causes of Action by providing reasonable access to records and information relating to the Litigation Trust Preserved Causes of Action, provided, however, that the Litigation Trust is required to reimburse Reorganized Tribune Company for reasonable and documented out-of-pocket expenses, subject to limited exceptions, in performing its obligations under such agreements up to a cap of $625,000. Reorganized Tribune Company has the right to petition the Bankruptcy Court to increase the cap upon a showing that Reorganized Tribune Company’s costs significantly exceed $625,000. On January 4, 2013, Reorganized Tribune Company filed a notice with the Bankruptcy Court stating that, in the opinion of the independent valuation expert retained by Reorganized Tribune Company, the fair market value of the Litigation Trust Preserved Causes of Action as of the Effective Date was $358 million.

•	Other Plan provisions: The Plan and Confirmation Order also contain various discharges, injunctive provisions and releases that became operative on the Effective Date.
Since the Effective Date, Reorganized Tribune Company has substantially consummated the various transactions contemplated under the Plan. In particular, Reorganized Tribune Company has made all distributions of cash, common stock and warrants that were required to be made under the terms of the Plan to creditors holding

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

allowed claims as of December 31, 2012. Claims of general unsecured creditors that become allowed on or after the Effective Date have been or will be paid on the next quarterly distribution date after such allowance.
Pursuant to the terms of the Plan, the Company is also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the Effective Date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 proceedings. As described above, on the Effective Date, Reorganized Tribune Company held restricted cash of $187 million which is estimated to be sufficient to satisfy such obligations. At December 28, 2014, restricted cash held by Reorganized Tribune Company to satisfy the remaining claim obligations was $18 million.
Confirmation Order Appeals—Notices of appeal of the Confirmation Order were filed on July 23, 2012 by (i) Aurelius Capital Management, LP (“Aurelius”), on behalf of its managed entities that were holders of the Predecessor’s senior notes and PHONES and (ii) Law Debenture Trust Company of New York (“Law Debenture”), successor trustee under the indenture for the Predecessor’s prepetition 6.61% debentures due 2027 and the 7.25% debentures due 2096, and Deutsche Bank Trust Company Americas (“Deutsche Bank”), successor trustee under the indentures for the Predecessor’s prepetition medium-term notes due 2008, 4.875% notes due 2010, 5.25% notes due 2015, 7.25% debentures due 2013 and 7.5% debentures due 2023. Additional notices of appeal were filed on August 2, 2012 by Wilmington Trust Company (“WTC”), as successor indenture trustee for the PHONES, and on August 3, 2012 by the Zell Entity (the Zell Entity, together with Aurelius, Law Debenture, Deutsche Bank and WTC, the “Appellants”). The confirmation appeals were transmitted to the United States District Court for the District of Delaware (the “Delaware District Court”) and were consolidated, together with two previously-filed appeals by WTC of the Bankruptcy Court’s orders relating to certain provisions in the Plan, under the caption Wilmington Trust Co. v. Tribune Co. (In re Tribune Co.), Case Nos. 12-cv-128, 12-mc-108, 12-cv-1072, 12-cv-1073, 12-cv-1100 and 12-cv-1106. Case No. 12-mc-108 was closed without disposition on January 14, 2014.
The Appellants seek, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions that was embodied in the Plan (see above for a description of the terms and conditions of the confirmed Plan). WTC and the Zell Entity also sought to overturn determinations made by the Bankruptcy Court concerning the priority in right of payment of the PHONES and the subordinated promissory notes held by the Zell Entity and its permitted assignees, respectively. There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals. In January 2013, Reorganized Tribune Company filed a motion to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014 the Delaware District Court entered an order granting in part and denying in part the motion to dismiss. The effect of the order was to dismiss all of the appeals, with the exception of the relief requested by the Zell Entity concerning the priority in right of payment of the subordinated promissory notes held by the Zell Entity and its permitted assignees with respect to any state law fraudulent transfer claim recoveries from a Creditor Trust that was proposed to be formed under a prior version of the Plan, but was not formed under the Plan as confirmed by the Bankruptcy Court. The Delaware District Court vacated the Bankruptcy Court’s ruling to the extent it opined on that issue. On July 16, 2014, Aurelius, Law Debenture and Deutsche Bank timely appealed the Delaware District Court’s order to the U.S. Court of Appeals for the Third Circuit. Briefing before the Third Circuit was completed on February 2, 2015, and oral argument has been tentatively scheduled to be heard on April 16, 2015.
Certain Causes of Action Arising From the Leveraged ESOP Transactions—On April 1, 2007, the Predecessor’s board of directors (the “Predecessor Board”), based on the recommendation of a special committee of the Predecessor Board comprised entirely of independent directors, approved the Leveraged ESOP Transactions with the ESOP, the Zell Entity and Samuel Zell. On December 20, 2007, the Predecessor completed the Leveraged ESOP Transactions, which culminated in the cancellation of all issued and outstanding shares of the Predecessor’s common stock as of that date, other than shares held by the Predecessor or the ESOP, and with the Predecessor becoming wholly-owned by the ESOP. The Leveraged ESOP Transactions consisted of a series of transactions that included the following:

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
On April 1, 2007, the Predecessor entered into an Agreement and Plan of Merger (the “Merger Agreement”) with GreatBanc Trust Company (“GreatBanc”), not in its individual or corporate capacity, but solely as trustee of the Tribune Employee Stock Ownership Trust, a separate trust which forms a part of the ESOP, Tesop Corporation, a Delaware corporation wholly-owned by the ESOP (“Merger Sub”), and the Zell Entity (solely for the limited purposes specified therein) providing for Merger Sub to be merged with and into Tribune Company, and following such merger, the Predecessor to continue as the surviving corporation wholly-owned by the ESOP (the “Merger”).

•
On April 1, 2007, the ESOP purchased 8,928,571 shares of the Predecessor’s common stock at a price of $28.00 per share. The ESOP paid for this purchase with a promissory note in the principal amount of $250 million, to be repaid by the ESOP over the 30-year life of the loan through its use of annual contributions from the Predecessor to the ESOP and/or distributions paid on the shares of common stock held by the ESOP. Upon consummation of the Merger (as described below), the 8,928,571 shares of the Predecessor’s common stock held by the ESOP were converted into 56,521,739 shares of common stock and represented the only outstanding shares of capital stock of the Predecessor after the Merger. See Note 14 and Note 15 for further information on the ESOP, the classification of the shares of common stock held by the ESOP in the Predecessor’s consolidated balance sheet and the amount of shares held by the ESOP that were committed for release or allocated to employees at December 30, 2012. On April 25, 2007, the Predecessor commenced a tender offer to repurchase up to 126 million shares of common stock that were then outstanding at a price of $34.00 per share in cash (the “Share Repurchase”). The tender offer expired on May 24, 2007 and 126 million shares of the Predecessor’s common stock were repurchased for an aggregate purchase price of $4.289 billion on June 4, 2007 utilizing proceeds from the Credit Agreement and subsequently retired.

•
On December 20, 2007, the Predecessor completed its merger with Merger Sub, with the Predecessor surviving the Merger. Pursuant to the terms of the Merger Agreement, each share of common stock, par value $0.01 per share, issued and outstanding immediately prior to the Merger, other than shares held by the Predecessor, the ESOP or Merger Sub immediately prior to the Merger (in each case, other than shares held on behalf of third parties) and shares held by shareholders who validly exercised appraisal rights, was cancelled and automatically converted into the right to receive $34.00, without interest and less any applicable withholding taxes, and the Predecessor became wholly-owned by the ESOP. As a result, the Predecessor repurchased approximately 119 million shares for an aggregate purchase price of $4.032 billion.

•
In the Merger, the Zell Entity received cash for the shares of the Predecessor’s common stock it had acquired pursuant to the Zell Entity Purchase Agreement and the Predecessor repaid the exchangeable promissory note held by the Zell Entity including approximately $6 million of accrued interest. In addition, the Predecessor paid to the Zell Entity a total of $5 million in legal fee reimbursements, of which $2.5 million was previously paid following the Share Repurchase described above. Following the consummation of the Merger, the Zell Entity purchased, for an aggregate of $315 million, a $225 million subordinated promissory note and a 15-year warrant. For accounting purposes, the subordinated promissory note and 15-year warrant were recorded at fair value based on the relative fair value method. The warrant entitled the Zell Entity to purchase 43,478,261 shares of the Predecessor’s common stock (subject to adjustment), which then represented approximately 40% of the economic equity interest in the Predecessor following the Merger (on a fully-diluted basis, including after giving effect to share equivalents granted under a new management equity incentive plan which is described in Note 16). The warrant had an initial aggregate exercise price of $500 million, increasing by $10 million per year for the first 10 years of the warrant, for a maximum aggregate exercise price of $600 million (subject to adjustment). Thereafter and prior to the Petition Date, the Zell Entity assigned minority interests in the initial subordinated promissory note and the warrant, totaling approximately $65 million of the aggregate principal amount of the subordinated promissory note and warrants to purchase 12,611,610 shares, to certain permitted assignees, including entities controlled by certain members of the Predecessor’s board and certain senior employees of Equity

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Group Investments, LLC (“EGI”), an affiliate of the Zell Entity. The subordinated promissory notes, which includes $10 million of payable-in-kind interest recorded in 2008, are included in liabilities subject to compromise in the Predecessor’s consolidated balance sheet at December 30, 2012. On the Effective Date, in accordance with the terms of the Plan, the warrants were cancelled and the $225 million subordinated promissory notes (including accrued and unpaid interest) were terminated and extinguished.
The Leveraged ESOP Transactions and certain debt financings were the subject of extensive review by the Debtors, including substantial document review and legal and factual analyses of these transactions as a result of the prepetition debt incurred and payments made by the Company in connection therewith. Additionally, the Creditors’ Committee and certain other constituencies undertook their own reviews and due diligence concerning these transactions, with which the Debtors cooperated.
On November 1, 2010, with authorization from the Bankruptcy Court, the Creditors’ Committee initiated two adversary proceedings: Official Comm. Of Unsecured Creditors v. JPMorgan Chase Bank, N.A. (In re Tribune Co.), Case No. 10-53963, (the “JPMorgan Complaint”) and Official Comm. Of Unsecured Creditors v. FitzSimons (In re Tribune Co.), Case No. 10-54010 (as subsequently modified, the “FitzSimons Complaint”), which assert claims and causes of action related to the Leveraged ESOP Transactions including, among other things, breach of duty, disgorgement, professional malpractice, constructive and intentional fraudulent transfer, and preferential transfer actions against certain of Tribune Company’s senior lenders and various non-lender parties, including current and former directors and officers of Tribune Company and its subsidiaries, certain advisors, certain former shareholders of Tribune Company and Samuel Zell and related entities. The Bankruptcy Court imposed a stay of proceedings with respect to the JPMorgan Complaint and the FitzSimons Complaint. With limited exceptions, the claims and causes of action set forth in the JPMorgan Complaint against JPMorgan and other senior lenders named as defendants therein were settled pursuant to the Plan. For administrative ease in effectuating the settlement embodied in the Plan, on April 2, 2012, the Creditors’ Committee initiated an additional adversary proceeding relating to the Leveraged ESOP Transactions against certain advisors to the Company, captioned Official Comm. Of Unsecured Creditors v. Citigroup Global Markets, Inc. and Merrill Lynch, Pierce, Fenner & Smith Inc. (In re Tribune Co.), Case No. 12-50446, (the “Committee Advisor Complaint”). The Committee Advisor Complaint re-states certain counts of the JPMorgan Complaint and seeks to avoid and recover the advisor fees paid to the defendants in connection with the Leveraged ESOP Transactions as alleged fraudulent and preferential transfers, seeks compensatory damages against the defendants for allegedly aiding and abetting breaches of fiduciary duty by the Company’s directors and officers, and seeks damages for professional malpractice against the defendants. The claims and causes of action set forth in the FitzSimons Complaint and the Committee Advisor Complaint were preserved under the Plan and transferred to the Litigation Trust established pursuant to the Plan. Pursuant to certain agreements between Reorganized Tribune Company and the Litigation Trust, Reorganized Tribune Company is required to reasonably cooperate with the Litigation Trustee in connection with the Litigation Trustee’s pursuit of these and other Litigation Trust Preserved Causes of Action by providing reasonable access to records and information relating thereto.
On or about June 2, 2011, Deutsche Bank, Law Debenture and WTC, as indenture trustees for Tribune Company’s senior noteholders and PHONES, and, separately, certain retirees, filed approximately 50 complaints in over 20 different federal and state courts, seeking to recover amounts paid to all former shareholders of Tribune Company whose stock was purchased or cash settled in conjunction with the Leveraged ESOP Transactions under state law constructive fraudulent transfer causes of action (collectively and as subsequently amended, the “SLCFC Actions”). Those complaints named over 2,000 individuals and entities as defendants, included thousands of “doe” defendants, and also asserted defendant class actions against the balance of the approximately 38,000 individuals or entities who held stock that was purchased or redeemed via the Leveraged ESOP Transactions. The named defendants also included a Debtor subsidiary of Reorganized Tribune Company, certain current employees of Reorganized Tribune Company and certain benefit plans of Reorganized Tribune Company. The SLCFC Actions were independent of the Litigation Trust Preserved Causes of Action and were brought for the sole benefit of the senior noteholders and PHONES and/or certain retirees and not for the benefit of all of the Company’s creditors.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On August 16, 2011, the plaintiffs in the SLCFC Actions filed a motion to have all the SLCFC Actions removed to federal court during the pre-trial stages through multi-district litigation (“MDL”) proceedings before a single judge. All but one of these actions were transferred on December 19, 2011 (or by additional orders filed in early January 2012) to the United States District Court for the Southern District of New York (the “NY District Court”) under the consolidated docket numbers 1:11-md-02296 and 1:12-mc-02296 for pre-trial proceedings. The NY District Court entered a case management order on February 23, 2012 allowing all pending motions to amend the complaints in the SLCFC Actions and directing the defendants to form an executive committee representing defendants with aligned common interests. The NY District Court imposed a stay of proceedings with respect to the SLCFC Actions for all other purposes. The one SLCFC Action that was not transferred to the NY District Court is pending before a state court. However, no current or former employees, directors, officers or subsidiaries of Reorganized Tribune Company are named defendants in that action.
In related actions, on December 19, 2011, the Zell Entity and related entities filed two lawsuits in Illinois state court alleging constructive fraudulent transfer against former shareholders of Tribune Company. These suits propose to protect the Zell Entity’s right to share in any recovery from fraudulent conveyance actions against former shareholders. These actions are independent of the Litigation Trust Preserved Causes of Action. By order dated June 11, 2012, the MDL panel transferred one of the lawsuits to the NY District Court to be heard with the consolidated SLCFC Actions in the MDL proceedings, while the other was subsequently voluntarily dismissed.
On March 15, 2012, the Bankruptcy Court entered an order, effective June 1, 2012, lifting the stay in each of the SLCFC Actions and the FitzSimons Complaint. On March 20, 2012, the MDL panel entered an order transferring the FitzSimons Complaint to the NY District Court to be heard with the consolidated SLCFC Actions in the MDL proceedings. By order dated August 3, 2012, the MDL panel transferred the Committee Advisor Complaint to the NY District Court to be heard with the FitzSimons Complaint and the consolidated SLCFC Actions in the MDL proceedings. By order dated May 21, 2013, the MDL panel transferred 18 Preference Actions (as defined and described below) seeking to recover certain payments made by Tribune Company to certain of its current and former executives in connection with the Leveraged ESOP Transactions from the Bankruptcy Court to the NY District Court for coordinated or consolidated pretrial proceedings with the other MDL proceedings.
The NY District Court presiding over the MDL proceedings held a case management conference on July 10, 2012 for the purpose of establishing the organizational structure of the cases, a schedule for motions to dismiss and discovery and other issues related to the administration of such proceedings, but otherwise stayed all other activity. On September 7, 2012, the NY District Court issued a case management order designating liaison counsel for the plaintiffs and various defendant groups and approved the formation of the executive committee for plaintiffs’ counsel and defendants’ counsel. In accordance with that case management order, counsel for the defendants filed motions to dismiss the SLCFC Actions based on certain statutory and jurisdictional defenses. The plaintiffs filed their responses to the motions to dismiss on December 21, 2012. The NY District Court heard oral arguments on the defendants’ motions to dismiss on May 23, 2013 and on May 29, 2013 issued an order denying certain of those motions in their entirety. On June 4, 2013, the Litigation Trustee sought leave from the NY District Court to amend the FitzSimons Complaint and the Committee Advisor Complaint. The NY District Court granted that request on July 22, 2013, and the Committee Advisor Complaint was amended thereafter on August 13, 2013. On September 23, 2013, the NY District Court entered an order dismissing the SLCFC Actions (except for the one action, pending in California state court, which had not been transferred to the MDL) and the related action filed by the Zell Entity that was consolidated with the SLCFC Actions. The plaintiffs in the SLCFC Actions filed a notice of appeal of that order on September 30, 2013. The defendants’ liaison counsel filed a joint notice of cross-appeal of that order on behalf of all represented defendants on October 28, 2013. The appeals remain pending. No appeal of the order was lodged by the Zell Entity. On November 20, 2013, the NY District Court issued a case management order (“Master Case Order No. 4”), which authorized the Litigation Trustee to continue the FitzSimons Complaint in accordance with a court-ordered protocol. Thereafter, pursuant to Master Case Order No. 4, the Litigation Trustee voluntarily dismissed the FitzSimons Complaint against certain former shareholder defendants who received less than $50,000 on account of their Tribune Company common stock in connection with the Leveraged ESOP Transactions. On February 28, 2014, the NY District Court entered an order establishing a second protocol pursuant

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to Master Case Order No. 4 (the “Joint Dismissal Protocol”) providing for the potential voluntary dismissal of certain defendants from the FitzSimons Complaint if the amounts such defendants received on account of their Tribune Company common stock in connection with the Leveraged ESOP Transactions were below certain thresholds. Pursuant to the Joint Dismissal Protocol, the Litigation Trustee voluntarily dismissed the FitzSimons Complaint against certain additional former shareholder defendants. On April 24, 2014, the NY District Court entered an order establishing a third protocol pursuant to Master Case Order No. 4 (the “Conduit Protocol”) providing for the potential voluntary dismissal of certain defendants from the FitzSimons Complaint if such defendants were “mere conduits” and not transferees of transfers to holders of Tribune Company common stock in connection with the Leveraged ESOP Transactions. Pursuant to the Conduit Protocol, the Litigation Trustee voluntarily dismissed the FitzSimons Complaint against certain defendants and eliminated certain transfer amounts listed in the FitzSimons Complaint for which the corresponding defendants were mere conduits. Also on April 24, 2014, the NY District Court entered an order establishing a schedule and procedures for defendants and the Litigation Trustee to brief additional motions to dismiss the FitzSimons Complaint and the Committee Advisor Complaint. Briefing on those additional motions to dismiss was completed on or about July 3, 2014 and the motions to dismiss remain under advisement with the NY District Court.
Preference Actions—The Debtors and the Creditors’ Committee commenced numerous avoidance actions seeking to avoid and recover certain transfers that had been made to or for the benefit of various creditors within the 90 days prior to the Petition Date (or one year prior to the Petition Date, in the case of transfers to or for the benefit of current or former alleged “insiders,” as defined in the Bankruptcy Code, of the Debtors), which are commonly known as preference actions (the “Preference Actions”), shortly before the statute of limitation for bringing such actions expired on December 8, 2010. The Preference Actions for which the Debtors or Creditors’ Committee filed complaints were stayed by order of the Bankruptcy Court upon their filing.
Certain of the Preference Actions brought or tolled by the Creditors’ Committee were preserved and transferred to the Litigation Trust on or after the Effective Date. Certain of those Preference Actions were dismissed by the Litigation Trustee and, as noted above, 18 of those Preference Actions were transferred to the NY District Court for coordinated or consolidated pretrial proceedings with the other MDL proceedings. The Preference Actions that were transferred to the Litigation Trust, if successful, will inure to the benefit of the Debtors’ creditors that received interests in the Litigation Trust pursuant to the terms of the Plan. Certain other Preference Actions brought or tolled by the Creditors’ Committee were transferred to the Reorganized Debtors on or after the Effective Date. Those Preference Actions, along with the Preference Actions that were originally commenced by the Debtors and retained by the Reorganized Debtors pursuant to the Plan, have all been dismissed by the Reorganized Debtors, and the tolling agreements involving the Preference Actions that were transferred to or retained by the Reorganized Debtors have also been terminated or allowed to expire.
As part of the Chapter 11 claims process, a number of the Company’s former directors and officers who have been named in the FitzSimons Complaint and/or the Preference Actions that were transferred to the Litigation Trust have filed indemnity and other related claims against the Company for claims brought against them in these lawsuits. Under the Plan, such indemnity-type claims against the Company must be set off against any recovery by the Litigation Trust against any of the directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.
Resolution of Outstanding Prepetition Claims—Under Section 362 of the Bankruptcy Code, the filing of a bankruptcy petition automatically stays most actions against a debtor, including most actions to collect prepetition indebtedness or to exercise control over the property of the debtor’s estate. Substantially all prepetition liabilities are subject to compromise under a plan of reorganization approved by the Bankruptcy Court. Shortly after commencing their Chapter 11 proceedings, the Debtors notified all known current or potential creditors of the Chapter 11 filings.
On March 23, 2009, the Debtors filed initial schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date and Tribune CNLBC filed its initial schedules of assets and liabilities in October 2009 (as subsequently amended, the “Schedules of Assets and Liabilities”). The Schedules of Assets and

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Liabilities contain information identifying the Debtors’ executory contracts and unexpired leases, the creditors that may hold claims against the Debtors and the nature of such claims. On March 25, 2009, the Bankruptcy Court set June 12, 2009 as the general bar date, which was the final date by which most entities that wished to assert a prepetition claim against the Debtors were required to file a proof of claim in writing. On June 7, 2010, the Bankruptcy Court set July 26, 2010 as the general bar date for filing certain proofs of claim against Tribune CNLBC.
ASC Topic 852, “Reorganizations” requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business.
As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Additional claims were also included in the Debtors’ respective Schedules of Assets and Liabilities which were filed with the Bankruptcy Court. Amounts and payment terms for these claims, if applicable, were established in the Plan. The filed proofs of claim asserted liabilities in excess of the amounts reflected in liabilities subject to compromise in the Predecessor’s consolidated balance sheet at December 30, 2012 plus certain additional unliquidated and/or contingent amounts. During the Debtors’ Chapter 11 proceedings, the Debtors investigated the differences between the claim amounts recorded by the Debtors and claims filed by creditors. As of February 28, 2015, approximately 3,260 proofs of claim had been withdrawn or expunged as a result of the Debtors’ evaluation of the filed proofs of claim and their efforts to reduce and/or eliminate invalid, duplicative and/or over-stated claims. In addition, approximately 3,750 proofs of claim had been settled or otherwise satisfied pursuant to the terms of the Plan. However, as of February 28, 2015, approximately 440 proofs of claim as well as certain additional claims included in the Debtors’ respective Schedules of Assets and Liabilities (as amended) remain subject to further evaluation by Reorganized Tribune Company and further adjustments; approximately 20 proofs of claim which relate to Tribune Publishing Debtor cases were assumed by Tribune Publishing in connection with the Publishing Spin-off. Adjustments may result from, among other things, negotiations with creditors, further orders of the Bankruptcy Court and, in certain instances, litigation. The ultimate amounts to be paid in settlement of each of these claims will continue to be subject to uncertainty for a period of time after the Effective Date. Although the allowed amount of these unresolved claims has not been determined, the Predecessor’s liabilities subject to compromise associated with these unresolved claims, if any, have been discharged upon emergence from Chapter 11 in exchange for the treatment outlined in the Plan.
Pursuant to the terms of the Plan and subject to certain specified exceptions, on the Effective Date, all executory contracts or unexpired leases of the Debtors that were not previously assumed or rejected pursuant to Section 365 of the Bankruptcy Code or rejected pursuant to the Plan were deemed assumed in accordance with, and subject to, the provisions and requirements of Sections 365 and 1123 of the Bankruptcy Code.
Prepetition Debt Obligations—The filing of Chapter 11 Petitions triggered defaults on substantially all debt and lease obligations of the Debtors and certain executory contracts, including certain prepetition contractual agreements for broadcast rights. As of December 30, 2012, substantially all of the Debtors’ prepetition debt was in default due to the Chapter 11 filings. Prior to the Effective Date, any efforts to enforce the Debtors’ payment obligations pursuant to the underlying debt agreements were stayed as a result of the filing of the Chapter 11 Petitions in the Bankruptcy Court. In accordance with ASC Topic 852, following the Petition Date, the Predecessor ceased accruing interest expense on debt classified as liabilities subject to compromise. For the fiscal year ended December 30, 2012, contractual interest expense was approximately $481 million, while reported interest expense was less than $1 million.
Reorganization Items, Net—ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported in reorganization items, net in the Successor’s and Predecessor’s consolidated statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of operations included herein. Reorganization costs generally include provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts. Reorganization costs also include professional advisory fees and other costs directly associated with the Debtors’ Chapter 11 cases.
Reorganization items, net included in the Successor’s consolidated statements of operations for 2014 and 2013 and in the Predecessor’s consolidated statements of operations for December 31, 2012, and for 2012 consisted of the following (in thousands):

	Successor		Predecessor
	2014	2013	December 31, 2012	2012
Reorganization costs, net:
Professional advisory fees	$4,272	$13,515	$—	$101,280
Contract rejections and claim settlements	575	(446)	—	86,310
Debt valuation adjustments	—	—	—	3,147
Interest income	—	—	—	(43)
Other	2,421	3,862	—	7,176
Total reorganization costs, net	7,268	16,931	—	197,870
Reorganization adjustments, net	—	—	(4,734,050)	—
Fresh-start reporting adjustments, net	—	—	(3,550,264)	—
Total reorganization items, net	$7,268	$16,931	$(8,284,314)	$197,870
As provided by the Bankruptcy Code, the Office of the United States Trustee for Region 3 (the “U.S. Trustee”) appointed an official committee of unsecured creditors (the “the Creditors’ Committee”) on December 18, 2008. Prior to the Effective Date, the Creditors’ Committee was entitled to be heard on most matters that came before the Bankruptcy Court with respect to the Debtors’ Chapter 11 cases. Among other things, the Creditors’ Committee consulted with the Debtors regarding the administration of the Debtors’ Chapter 11 cases, investigated matters relevant to the Chapter 11 cases, including the formulation of the Plan, advised unsecured creditors regarding the Chapter 11 cases, and generally performed any other services as were in the interests of the Debtors’ unsecured creditors. The Debtors were required to bear certain of the Creditors’ Committee’s costs and expenses, including those of their counsel and other professional advisors. Such costs are included in the Successor’s and Predecessor’s professional advisory fees in 2014, 2013 and 2012. The appointment of the Creditors’ Committee terminated on the Effective Date, except with respect to the preparation and prosecution of the Creditors’ Committee’s requests for the payment of professional advisory fees and reimbursement of expenses, the evaluation of fee and expense requests of other parties, and the transfer of certain documents, information and privileges from the Creditors’ Committee to the Litigation Trust. Professional and advisory fees included in the above summary for 2013 also pertained to the post-emergence activities related to the implementation of the Plan and other transition costs attributable to the reorganization and the resolution of unresolved claims.
In 2012, the Plan was confirmed which, among other things, resulted in the allowance of (or adjustments to) certain claims that were otherwise contingent upon the confirmation of the Plan. As a result, the Predecessor’s contract rejections and claim settlements in 2012 included losses totaling approximately $86 million of which $60 million related to professional advisory fees incurred by certain indenture trustees of the Predecessor’s prepetition debt, $24 million to adjust certain employee-related claims pursuant to a settlement agreement and $3 million relating to the write-off of the residual value of the net asset related to a prepetition interest rate swap related to certain of the Predecessor’s debt obligations that were settled or otherwise satisfied under the Plan.
A portion of the claims for professional advisory fees incurred by certain indenture trustees of the Predecessor’s prepetition debt are being disputed in Bankruptcy Court and remain subject to adjustment. The Predecessor’s debt

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

valuation adjustments in 2012 included a loss of $3 million to adjust the claim for three interest rate swaps related to a $2.5 billion notional amount of the Predecessor’s variable rate borrowings to the amount allowed in accordance with the Plan.
In accordance with ASC Topic 852, reorganization costs for 2012 included the Debtors’ interest income on cash positions that the Debtors would not have earned but for the filing of the Chapter 11 Petitions.
Other reorganization costs for 2014, 2013 and 2012 pertained to administrative expenses directly related to the reorganization, including fees paid to the U.S. Trustee and the bankruptcy voting and claims administration agent.
The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2015 and potentially in future periods. These expenses will include primarily professional advisory fees and other costs related to the resolution of unresolved claims.
Other reorganization items include adjustments recorded to reflect changes in the Predecessor’s capital structure as a consequence of the reorganization under Chapter 11 as well as adjustments recorded to reflect changes in the fair value of assets and liabilities as a result of the adoption of fresh-start reporting in accordance with ASC Topic 852 as of the Effective Date (see Note 4 for further information).
Operating net cash outflows resulting from reorganization costs for 2014, 2013 and 2012 totaled $8 million, $132 million and $74 million, respectively, and were principally for the payment of professional advisory fees and other fees in each year. All other items included in reorganization costs in 2014, 2013 and 2012 are primarily non-cash adjustments.
The Predecessor’s consolidated statement of operations for December 31, 2012 included other reorganization items totaling $8.284 billion before taxes ($7.214 billion after taxes) arising from reorganization and fresh-start reporting adjustments, exclusive of a $104 million loss reflected in income from discontinued operations, net of taxes. Reorganization adjustments, which were recorded to reflect the settlement of prepetition liabilities and changes in the Predecessor’s capital structure arising from the implementation of the Plan, resulted in a net reorganization gain of $4.734 billion before taxes ($4.552 billion after taxes), exclusive of a $9 million loss reflected in income from discontinued operations, net of taxes. Fresh-start reporting adjustments, which were recorded as a result of the adoption of fresh-start reporting as of the Effective Date in accordance with ASC Topic 852, resulted in a net gain of $3.550 billion before taxes ($2.662 billion after taxes), exclusive of a $95 million loss reflected in income from discontinued operations, net of taxes. The net gain resulted primarily from adjusting the Predecessor’s net carrying values for certain assets and liabilities to their fair values in accordance with ASC Topic 805, “Business Combinations,” recording related adjustments to deferred income taxes and eliminating the Predecessor’s accumulated other comprehensive income (loss) as of the Effective Date. See Note 4 for additional information regarding these other reorganization items.
NOTE 4: FRESH-START REPORTING
Financial Statement Presentation—Reorganized Tribune Company adopted fresh-start reporting on the Effective Date in accordance with ASC Topic 852. All conditions required for the adoption of fresh-start reporting were satisfied by Reorganized Tribune Company on the Effective Date as (i) the ESOP, the holder of all of the Predecessor’s voting shares immediately before confirmation of the Plan, did not receive any voting shares of Reorganized Tribune Company or any other distributions under the Plan, and (ii) the reorganization value of the Predecessor’s assets was less than the postpetition liabilities and allowed prepetition claims.
The adoption of fresh-start reporting by Reorganized Tribune Company resulted in a new reporting entity for financial reporting purposes reflecting the Successor’s capital structure and with no beginning retained earnings (deficit) as of the Effective Date. Any presentation of the Company’s consolidated financial statements as of and for periods subsequent to the Effective Date represents the financial position, results of operations and cash flows of a new reporting entity and will not be comparable to any presentation of the Predecessor’s consolidated financial statements as of and for periods prior to the Effective Date, and the adoption of fresh-start reporting. The

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

accompanying consolidated financial statements as of and for the year ended December 30, 2012 have not been adjusted to reflect any changes in the Predecessor’s capital structure as a result of the Plan nor have they been adjusted to reflect any changes in the fair value of assets and liabilities as a result of the adoption of fresh-start reporting.
In accordance with ASC Topic 852, the Predecessor’s consolidated statement of operations for December 31, 2012 includes only (i) reorganization adjustments which resulted in a net gain of $4.734 billion before taxes ($4.552 billion after taxes), exclusive of a $9 million loss reflected in income from discontinued operations, net of taxes and (ii) fresh-start reporting adjustments which resulted in a net gain of $3.550 billion before taxes ($2.662 billion after taxes), exclusive of a $95 million loss reflected in income from discontinued operations, net of taxes. These adjustments are further summarized and described below. The Predecessor’s consolidated statements of operations and cash flows for December 31, 2012 exclude the results of operations and cash flows arising from the Predecessor’s business operations on December 31, 2012. Because the Predecessor’s December 31, 2012 results of operations and cash flows were not material, the Company elected to report them as part of Reorganized Tribune Company’s results of operations and cash flows for the first quarter of 2013.
Enterprise Value/Reorganization Value—ASC Topic 852 requires, among other things, a determination of the entity’s reorganization value and an allocation of such reorganization value, as of the Effective Date, to the fair value of its tangible assets, finite-lived intangible assets and indefinite-lived intangible assets in accordance with the provisions of ASC Topic 805. The reorganization value represents the amount of resources available, or that become available, for the satisfaction of postpetition liabilities and allowed prepetition claims, as negotiated between the entity’s debtors and their creditors. This value is viewed as the fair value of the entity before considering liabilities and is intended to approximate the amount a willing buyer would pay for the assets of the entity immediately after emergence from bankruptcy. In connection with the Debtors’ Chapter 11 cases, the Debtors’ financial advisor undertook a valuation analysis to determine the value available for distribution to holders of allowed prepetition claims. The distributable value of Reorganized Tribune was determined utilizing a combination of enterprise valuation methodologies, including a comparable company analysis, a discounted cash flow (“DCF”) analysis and a precedent transaction analysis, plus the estimated cash on hand as of the measurement date and the estimated fair value of the Company’s investments. The enterprise valuation methodologies are further described in the “Methodology, Analysis and Assumptions” section below. Based on then current and anticipated economic conditions and the direct impact of these conditions on Reorganized Tribune Company’s business, this analysis estimated a range of distributable value from the Debtors’ estates from $6.917 billion to $7.826 billion with an approximate mid-point of $7.372 billion. The confirmed Plan contemplates a distributable value of Reorganized Tribune Company of $7.372 billion. The distributable value implies an initial equity value for Reorganized Tribune Company of $4.536 billion after reducing the distributable value for cash distributed (or to be distributed) pursuant to the Plan and $1.100 billion of new debt. This initial equity value was the basis for determining the reorganization value in accordance with ASC Topic 805. The calculation of reorganization value is further described in the “Fresh-Start Condensed Consolidated Balance Sheet” section below.
Methodology, Analysis and Assumptions—The comparable company valuation analysis methodology estimates the enterprise value of a company based on a relative comparison with publicly traded companies with similar operating and financial characteristics to the subject company. Under this methodology, the Company’s financial advisor determined a range of multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) to calculate the enterprise values of the Company’s publishing and broadcasting segments. The DCF analysis is a forward-looking enterprise valuation methodology that estimates the value of an asset or business by calculating the expected future cash flows to be generated by that asset or business. Under this methodology, projected future cash flows are discounted by the enterprise’s weighted average cost of capital (“WACC”). The WACC reflects the estimated blended rate of return that would be required by debt and equity investors to invest in the enterprise based on its capital structure. Utilizing the DCF analysis, the enterprise values of the Company’s publishing and broadcasting segments were determined by calculating the present value of the projected unlevered after-tax free cash flows through 2015 plus an estimate for the value of each segment for the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

period beyond 2015 known as the terminal value. The terminal value was derived by either applying a multiple to the projected EBITDA for the final year of the projection period (2015) or capitalizing the projected unlevered after-tax free cash flow in the same projection period using the WACC and an assumed perpetual growth rate, discounted back to the valuation date using the WACC, as appropriate. The precedent transactions valuation methodology is based on the enterprise values of companies involved in public merger and acquisition transactions that have operating and financial characteristics similar to the subject company. Under this methodology, the enterprise value is determined by an analysis of the consideration paid and the debt assumed in the identified merger and acquisition transactions and is usually expressed as a multiple of revenues or EBITDA. Utilizing this analysis, the Company’s financial advisor determined a range of multiples of EBITDA for the trailing 12 months from the measurement date to calculate the enterprise value for the Company’s broadcasting segment. The precedent transactions valuation methodology was not used for the Company’s publishing segment due to the lack of relevant transactions.
The Company’s financial advisor applied a weighted average of the above enterprise valuation methodologies to calculate the estimated ranges of enterprise values for the Company’s publishing and broadcasting segments. The relative weighting of each valuation methodology was based on the amount of publicly available information to determine the inputs used in the calculations. In addition, the Company’s financial advisor utilized a combination of these enterprise valuation methodologies, primarily the comparable company valuation analysis methodology, to calculate the estimated ranges of fair values of the Company’s investments. The ranges of enterprise values for the Company’s publishing and broadcasting segments and estimated fair values of the Company’s investments were added to the estimated cash on hand as of the measurement date to determine the estimated range of distributable value noted above.
Fresh-Start Condensed Consolidated Balance Sheet—The table below summarizes the Predecessor’s December 30, 2012 condensed consolidated balance sheet, the reorganization and fresh-start reporting adjustments that were made to that balance sheet as of December 31, 2012, and the resulting Successor’s condensed consolidated balance sheet as of December 31, 2012.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Balance Sheets at December 30, 2012 and December 31, 2012
(In thousands of dollars)

	Predecessor At December 30, 2012	Reorganization Adjustments		Fresh-Start Adjustments		Successor At December 31, 2012
Assets
Current Assets
Cash and cash equivalents	$2,284,426	$(1,853,852)	(1)	$—		$430,574
Accounts receivable, net	491,164	—		—		491,164
Inventories	22,249	—		(3,901)	(6)	18,348
Broadcast rights	151,576	—		(22,705)	(6)	128,871
Income taxes receivable	65,475	—		—		65,475
Restricted cash and cash equivalents	—	186,823	(1)	—		186,823
Prepaid expenses and other	82,453	83,021	(1)(3)	(4,003)	(6)	161,471
Total current assets	3,097,343	(1,584,008)		(30,609)		1,482,726
Properties
Property, plant and equipment	2,925,355	—		(2,048,186)	(6)	877,169
Accumulated depreciation	(1,930,728)	—		1,930,728	(6)	—
Net properties	994,627	—		(117,458)		877,169
Other Assets
Broadcast rights	80,945	—		(16,700)	(6)	64,245
Goodwill	409,432	—		1,992,594	(6)(7)	2,402,026
Other intangible assets, net	360,479	—		1,187,455	(6)	1,547,934
Restricted cash and cash equivalents	727,468	(727,468)	(1)	—		—
Assets held for sale	8,853	—		1,247	(6)	10,100
Investments	605,420	—		1,618,893	(6)	2,224,313
Other	66,469	11,242	(5)	(12,944)	(6)	64,767
Total other assets	2,259,066	(716,226)		4,770,545		6,313,385
Total assets	$6,351,036	$(2,300,234)		$4,622,478		$8,673,280

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Condensed Consolidated Balance Sheets at December 30, 2012 and December 31, 2012 (Continued)
(In thousands of dollars)

	Predecessor At December 30, 2012	Reorganization Adjustments		Fresh-Start Adjustments		Successor At December 31, 2012
Liabilities and Shareholder’s Equity (Deficit)
Current Liabilities
Current portion of term loan	$—	$6,843	(5)	$—		$6,843
Accrued reorganization costs	102,191	24,791	(1)(4)	—		126,982
Employee compensation and benefits	171,012	6,103	(1)(4)	—		177,115
Contracts payable for broadcast rights	109,894	61,595	(4)	(19,272)	(6)	152,217
Income taxes payable	1,605	58,485	(1)(4)	—		60,090
Deferred revenue	76,909	—		(170)	(6)	76,739
Accounts payable, accrued expenses and other current liabilities	141,845	95,392	(1)(4)(5)	(8,842)	(6)	228,395
Total current liabilities	603,456	253,209		(28,284)		828,381
Non-Current Liabilities
Term loan	—	1,082,157	(5)	—		1,082,157
Deferred income taxes	50,635	293,718	(1)(3)	969,399	(6)	1,313,752
Contracts payable for broadcast rights	67,839	21,791	(4)	(7,701)	(6)	81,929
Contract intangibles	—	—		227,017	(6)	227,017
Pension obligations and postretirement and other benefits, net	540,618	9,763	(1)(4)	—		550,381
Other obligations	57,632	9,033	(1)(4)	(13,002)	(6)	53,663
Total non-current liabilities	716,724	1,416,462		1,175,713		3,308,899
Liabilities Subject to Compromise	13,049,204	(13,049,204)	(1)(4)	—		—
Common Shares Held by ESOP, net of Unearned Compensation	36,680	(36,680)	(2)	—		—
Shareholder’s Equity (Deficit)
Common stock and additional paid-in capital	—	—		—		—
Stock purchase warrants	255,000	(255,000)	(2)	—		—
Retained earnings (deficit)	(7,401,904)	4,834,979	(1)(2)	2,566,925	(6)	—
Accumulated other comprehensive income (loss)	(908,124)	—		908,124	(6)	—
Common stock – Reorganized Tribune Company	—	83	(1)	—		83
Additional paid-in capital – Reorganized Tribune Company	—	4,535,917	(1)	—		4,535,917
Total shareholder’s equity (deficit)	(8,055,028)	9,115,979		3,475,049		4,536,000
Total liabilities and shareholder’s equity (deficit)	$6,351,036	$(2,300,234)		$4,622,478		$8,673,280

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
Reflects adjustments arising from implementation of the Plan, including the settlement of prepetition liabilities, the transfer of cash to certain restricted accounts for the limited purpose of funding certain claim payments and professional fees, the cancellation of the Company’s existing common stock and stock purchase warrants and distributions of cash and issuance of Common Stock and Warrants to its creditors. The Predecessor’s consolidated statement of operations for December 31, 2012 includes a net pretax gain of $4.739 billion ($4.543 billion after taxes), including a $5 million gain ($9 million loss after taxes) recorded in income from discontinued operations, net of taxes, to reflect these changes in the Predecessor’s capital structure arising from the implementation of the Plan and is comprised of the following adjustments (in thousands):

Liabilities subject to compromise on the Effective Date	$13,049,204
Less: Liabilities assumed and reinstated on the Effective Date	(169,513)
Less: Liabilities for prepetition claims to be settled subsequent to the Effective Date and other adjustments	(50,488)
Liabilities subject to compromise and settled on the Effective Date	12,829,203
Less: Cash distributions on settled claims	(3,515,996)
Less: Issuance of Common Stock and Warrants	(4,536,000)
Gain on settlement of liabilities subject to compromise	4,777,207
Less: Valuation allowance on non-interest bearing loan to the Litigation Trust	(20,000)
Less: Professional advisory fees incurred due to emergence from Chapter 11	(14,136)
Less: Other reorganization adjustments, net	(4,372)
Total reorganization adjustments before taxes	4,738,699
Less: Income taxes on reorganization adjustments	(195,400)
Net reorganization gain after taxes (1)	$4,543,299

(1)	Net reorganization gain after taxes includes a $9 million loss reflected in income from discontinued operations, net of taxes.
On the Effective Date, Reorganized Tribune Company assumed and reinstated $170 million of liabilities that were previously classified as liabilities subject to compromise at December 30, 2012 in accordance with the terms of the Plan. Such liabilities included an aggregate of $89 million related to contracts for broadcast rights, income taxes payable of $65 million, and other liabilities of $16 million. Reorganized Tribune Company also reinstated $50 million of prepetition liabilities allowed by the Bankruptcy Court at the expected settlement amount outlined in the Plan that have been or will be settled subsequent to the Effective Date utilizing $187 million in distributable cash that was transferred to certain restricted accounts on the Effective Date (see below).
In the aggregate, Reorganized Tribune Company settled $12.829 billion of liabilities subject to compromise for approximately $3.516 billion of cash, approximately 100 million shares of Common Stock and Warrants with a fair value determined pursuant to the Plan of $4.536 billion and interests in the Litigation Trust. This resulted in a pretax gain on settlement of liabilities subject to compromise of $4.777 billion. The cash distributed included $727 million that was classified as restricted cash and cash equivalents in the Predecessor’s consolidated balance sheet at December 30, 2012 and the proceeds from a term loan (see Note 9). In addition, Reorganized Tribune Company transferred $187 million of cash to restricted accounts for the limited purpose of funding certain future claim payments and professional fees. At December 28, 2014, restricted cash held by Reorganized Tribune Company to satisfy the remaining claim obligations was $18 million.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On the Effective Date, Reorganized Tribune Company made a non-interest bearing loan of $20 million in cash to the Litigation Trust pursuant to the Litigation Trust Loan Agreement. The Litigation Trust is required to repay to Reorganized Tribune Company the principal balance of the loan with the proceeds received by the Litigation Trust from the pursuit of the Litigation Trust Preserved Causes of Action only after the first $90 million in proceeds, if any, are disbursed to certain holders of interests in the Litigation Trust. Given the uncertainty involved in the Litigation Trust’s pursuit of the preserved causes of action transferred to it and the timing and amount of principal payments to be received on the non-interest bearing loan, Reorganized Tribune Company recorded a valuation allowance of $20 million against the principal balance of the loan and included the $20 million charge to establish the valuation allowance as a pretax charge in reorganization items, net in the Predecessor’s consolidated statement of operations for December 31, 2012.
Reorganization adjustments for December 31, 2012 included a pretax charge of $14 million primarily for professional advisory fees paid to certain of the Predecessor’s professional advisors on the Effective Date. Such fees were contingent upon Reorganized Tribune Company’s successful emergence from Chapter 11.
Income taxes attributable to the reorganization totaled $195 million, of which $14 million is included in income from discontinued operations, net of taxes, and principally related to Reorganized Tribune Company’s conversion from a subchapter S corporation to a C corporation under the IRC as well as the income tax treatment of the implementation of the Plan on the Effective Date, including the cancellation of certain prepetition liabilities (see Note 13 for additional information).

(2)
As described in Note 3, in connection with the Debtors’ emergence from Chapter 11, on the Effective Date and in accordance with and subject to the terms of the Plan, (i) the ESOP was deemed terminated in accordance with its terms, (ii) the unpaid principal and interest remaining on the promissory note of the ESOP in favor of the Predecessor was forgiven and (iii) all of the Predecessor’s $0.01 par value common stock held by the ESOP was cancelled, including the 56,521,739 shares held by the ESOP and the 8,294,000 of shares held by the ESOP that were committed for release or allocated to employees at December 30, 2012. In addition, the warrants to purchase 43,478,261 shares of the Predecessor’s $0.01 par value common stock held by the Zell Entity and certain other minority interest holders were cancelled. As a result, the $37 million of common shares held by the ESOP, net of unearned compensation and the $255 million of stock purchase warrants reflected in the Predecessor’s consolidated balance sheet as of December 30, 2012 were eliminated as direct adjustments to retained earnings (deficit) and were not included in the Predecessor’s consolidated statement of operations for December 31, 2012. These direct adjustments to retained earnings (deficit) and the net reorganization gain after taxes of $4.552 billion described in (1) above resulted in a total adjustment to retained earnings (deficit) of $4.835 billion.

(3)	Reflects the conversion of Reorganized Tribune Company from a subchapter S corporation to a C corporation under the IRC.

(4)
Reflects the reclassification of certain liabilities from liabilities subject to compromise upon the assumption of certain executory contracts and unexpired leases, including contracts for broadcast rights.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)
On the Effective Date, Reorganized Tribune Company entered into a $1.100 billion secured term loan facility, the proceeds of which were used to fund certain required distributions to creditors under the Plan. The secured term loan facility was issued at a discount of 1% of the principal balance totaling $11 million. See the “Exit Financing Facilities” section of Note 9 for further information related to the secured term loan facility.

The following table summarizes the amounts included in the Successor’s consolidated balance sheet as of Dec. 31, 2012 related to the secured term loan facility (in thousands):

Current portion of term loan:
Portion due within one year	$8,250
Less: Current portion of debt discount	(1,407)
Current portion of term loan	$6,843

Non-current portion of term loan:
Issuance of term loan	$1,100,000
Less: Debt discount of 1%	(11,000)
Less: Current portion of term loan	(6,843)
Non-current portion of term loan	$1,082,157
Prior to the Effective Date, the Predecessor incurred transaction costs totaling $4 million in connection with the Exit Financing Facilities (as defined and described in Note 9). These costs were classified in other assets in the Predecessor’s consolidated balance sheet at December 30, 2012. On the Effective Date, Reorganized Tribune Company incurred additional transaction costs totaling $12 million upon the closing of the Exit Financing Facilities. The Company’s combined transaction costs as of the Effective Date, aggregating $16 million, were scheduled to be amortized to interest expense by Reorganized Tribune Company over the expected terms of the Exit Financing Facilities. On December 27, 2013, the Exit Financing Facilities were extinguished in connection with the Local TV Acquisition (see Notes 5 and 9). As a result, unamortized transaction costs totaling $7 million relating to lenders whose portion of the borrowings under the Exit Financing Facilities was deemed extinguished were written off and included in loss on extinguishment of debt in Reorganized Tribune Company’s consolidated statement of operations for the year ended December 29, 2013.

(6)
The Predecessor’s consolidated statement of operations for December 31, 2012 includes certain adjustments recorded as a result of the adoption of fresh-start reporting in accordance with ASC Topic 852 as of the Effective Date. These fresh-start reporting adjustments resulted in a net pretax gain of $3.372 billion ($2.567 billion after taxes), including a loss of $178 million ($95 million after taxes) reflected in income from discontinued operations, net of taxes, and primarily resulted from adjusting the Predecessor’s recorded values for certain assets and liabilities to fair values in accordance with ASC Topic 805, recording related adjustments to deferred income taxes, and eliminating the Company’s accumulated other comprehensive income (loss) as of the Effective Date.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The fresh-start reporting adjustments included in the Predecessor’s statement of operations for December 31, 2012 consisted of the following items (in thousands):

Fair value adjustments to net properties	$(116,211)
Fair value adjustments to intangibles	1,186,701
Fair value adjustments to investments	1,615,075
Fair value adjustments to broadcast rights and other contracts	(234,098)
Write-off of Predecessor’s existing goodwill and establish Successor’s goodwill	1,992,594
Other fair value adjustments, net	(1,131)
Elimination of accumulated other comprehensive income (loss)	(1,070,764)
Gain from fresh-start reporting adjustments before taxes	3,372,166
Less: Income taxes attributable to fair value adjustments	(805,241)
Net gain from fresh-start reporting adjustments after taxes (1)	$2,566,925

(1) Net gain from fresh-start reporting adjustments after taxes includes a $95 million loss reflected in income from discontinued operations, net of taxes.
Property, Plant and Equipment—Property, plant and equipment was adjusted to a fair value aggregating $877 million as of the Effective Date. The fair values of property, plant and equipment were based primarily on valuations obtained from third party valuation specialists principally utilizing the cost and market valuation approaches.
Fresh-start reporting adjustments included the elimination of the Predecessor’s aggregate accumulated depreciation balance as of December 30, 2012.
Identifiable Intangible Assets—The following intangible assets were identified by Reorganized Tribune Company and recorded at fair value based on valuations obtained from third party valuation specialists: newspaper mastheads, FCC licenses, trade name, multi-system cable operator relationships, advertiser relationships, network affiliation agreements, retransmission consent agreements, database systems, customer relationships, advertiser backlogs, operating lease agreements, affiliate agreements, broadcast rights contracts, and other contracts and agreements, including real property leases. The cost, income and market valuation approaches were utilized, as appropriate, to estimate the fair values of these intangible assets. The determination of the fair values of these identifiable intangible assets resulted in a $1.187 billion net increase in intangible assets and a $227 million unfavorable contract intangible liability in the Successor’s consolidated balance sheet at December 31, 2012. The contract intangible liability of $227 million includes $226 million related to net unfavorable broadcast rights contracts and approximately $1 million related to net unfavorable operating lease contracts.
Investments—Reorganized Tribune Company’s investments were adjusted to a fair value aggregating $2.224 billion as of the Effective Date. The fair value of Reorganized Tribune Company’s investments was estimated based on valuations obtained from third parties primarily using the market approach. Of the total fresh-start reporting adjustments relating to investments, $1.108 billion is attributable to Reorganized Tribune Company’s share of theoretical increases in the fair value of amortizable intangible assets had the fair value of the investments been allocated to identifiable intangible assets of the investees in accordance with ASC Topic 805. The differences between the fair value and carrying value of these intangible assets of the investees will be amortized into income on equity investments, net in Reorganized Tribune Company’s statement of operations in future periods.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)—As indicated above, amounts included in the Predecessor’s accumulated other comprehensive income (loss) at December 30, 2012 were eliminated. As a result, the Company recorded $1.104 billion of previously unrecognized cumulative pretax losses in reorganization items, net and a related income tax benefit of $169 million in the Predecessor’s consolidated statement of operations for December 31, 2012, exclusive of $27 million reflected in income from discontinued operations, net of taxes.

(7)
As a result of adopting fresh-start reporting, Reorganized Tribune Company established goodwill of $2.402 billion, which represents the excess of reorganization value over amounts assigned to all other assets and liabilities. The following table presents a reconciliation of the enterprise value attributed to Reorganized Tribune Company’s net assets, a determination of the total reorganization value to be allocated to Reorganized Tribune Company’s net assets and the determination of goodwill (in thousands):

Determination of goodwill:
Enterprise value of Reorganized Tribune Company	$5,194,426
Plus: Cash and cash equivalents	430,574
Plus: Fair value of liabilities (excluding debt)	3,048,280
Total reorganization value to be allocated to assets	8,673,280
Less: Fair value assigned to tangible and identifiable intangible assets	(6,271,254)
Reorganization value allocated to goodwill	$2,402,026
Predecessor liabilities at December 30, 2012 of $1.901 billion were also adjusted to fair value in the application of fresh-start reporting resulting in a net increase in liabilities of $1.147 billion (excluding the impact of the new term loan). Increases included the $969 million of deferred income taxes attributable to fair value adjustments and the $227 million contract intangible liability discussed above. These increases were partially offset by reductions in certain other liabilities, including reductions related to real estate lease obligations.
NOTE 5: ACQUISITIONS
2014 Acquisitions
HWW Acquisition
On October 1, 2014, the Company completed an acquisition of all issued and outstanding equity interests in HWW Pty Ltd (“HWW”) for $18 million, from ninemsn Pty Limited. HWW is Australia’s leading provider of TV and movie data and expands the Digital and Data segment’s reach into the Australian TV and digital entertainment markets as well as its global dataset to include Australian TV and movie data. HWW syndicates TV and movie data to leading Australian broadcasters, pay-TV operators and on-demand services for program guides on a wide range of devices, including IPTV, cable & satellite set-top boxes, Smart TVs and mobile apps. HWW has data describing millions of TV programs and movies across more than 500 national and local TV channels in Australia and its DataGenius software platform is used to support entertainment data services across Australasia, Africa and the Middle East. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed. The excess of the fair values and the related deferred taxes was allocated to goodwill, which will not be deductible for tax purposes due to the acquisition being a stock acquisition.
In connection with this acquisition, the Company incurred a total of $1 million of transaction costs, which were recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is as follows (in thousands):

Consideration:
Cash	$18,425
Less: cash acquired	(176)
Net cash	$18,249

Allocated Fair Value of Acquired Assets and Assumed Liabilities:
Accounts receivable and other current assets	$780
Property and equipment	40
Intangible assets subject to amortization
Technologies (useful life of 7 years)	3,600
Customer relationships (useful life of 12 years)	2,500
Content database (useful life of 5 years)	2,400
Accounts payable and other current liabilities	(147)
Deferred revenue	(267)
Deferred income taxes	(2,550)
Other liabilities	(45)
Total identifiable net assets	6,311
Goodwill	11,938
Total net assets acquired	$18,249
The allocation presented above is based upon management’s estimate of the fair values using income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The definite-lived intangible assets will be amortized over a total weighted average period of 8 years that includes 7 years for technologies, 12 years for customer relationships and a 5 year life for the content database. The acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future cost and revenue synergies.
Baseline Acquisition
On August 29, 2014, the Company completed an acquisition of all of the outstanding and issued limited liability company interests of Baseline, LLC (“Baseline”) for $49 million in cash, subject to certain working capital adjustments. Baseline is a provider of film and television information and related services with movie and TV databases featuring information for more than 300,000 movie and TV projects, information on nearly 1.5 million TV and film professionals, and foreign and domestic box office data. Baseline’s licensed data powers video search and discovery features, and TV Everywhere apps for leading satellite operators, on-demand movie services, Internet companies and on-line streaming providers. Additionally, Baseline’s subscription-based content delivery platform, The Studio System, is used by major Hollywood studios, production companies and talent agencies as a primary source of business intelligence. Baseline expands the reach of the Company’s Digital and Data segment into the studio and TV network communities with data and services geared towards entertainment industry professionals.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed. The excess of the fair values was allocated to goodwill.
In connection with this acquisition, the Company incurred a total of $1 million of transaction costs, which were recorded in selling, general, and administrative expenses in the Company’s consolidated statement of operations during the third quarter of 2014.
At the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is as follows, subject to further adjustments (in thousands):

Consideration:
Cash	$48,988
Less: cash acquired	(200)
Net cash	$48,788

Allocated Fair Value of Acquired Assets and Assumed Liabilities:
Accounts receivable and other current assets	$1,362
Other long term assets	23
Property and equipment	153
Intangible assets subject to amortization
Trade name and trademarks (useful lives of 3 to 5 years)	1,000
Technologies (useful lives of 6 to 7 years)	3,200
Customer relationships (useful lives of 6 to 7 years)	7,600
Content database (useful life of 15 years)	14,000
Accounts payable and other current liabilities	(561)
Deferred revenue	(700)
Total identifiable net assets	26,077
Goodwill	22,711
Total net assets acquired	$48,788
The allocation presented above is based upon management’s estimate of the fair values using income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The definite-lived intangible assets will be amortized over a total weighted average period of 11 years that includes a weighted average 5 year life for trade name and trademarks, a weighted average 7 year life for technologies, a weighted average 6 year life for customer relationships and a 15 year life for the content database. The acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future cost and revenue synergies. The entire amount of the purchase price allocated to intangible assets and goodwill will be deductible for income tax purposes pursuant to IRC Section 197 over a 15 year period.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

What’s ON Acquisition
On July 4, 2014, the Company completed an acquisition of all of the outstanding and issued equity interests of What’s On India Media Private Limited (“What’s ON”) for a purchase price of $27 million, consisting of $21 million net initial cash consideration and $6 million recorded as the net present value (“NPV”) of additional deferred payments. The acquisition of What’s ON may also include additional payments in 2015 and 2016 to selling management shareholders totaling up to $8 million which will be accounted for as compensation expense as the payments are earned, in accordance with ASC Topic 805. What’s ON expands the reach of the Company’s Digital and Data segment in the television search and Electronic Program Guide (“EPG”) markets as What’s ON is a leading television search and EPG data provider for India and the Middle East. As of the date of the acquisition, What’s ON offered EPG data and TV search products for 16 countries, including India, United Arab Emirates, Saudi Arabia, Jordan, Egypt, Qatar, Bahrain, Indonesia, Kenya and Sri Lanka, across 1,600 television channels and helps power more than 58 million set-top boxes through the region’s top cable and Internet protocol television services. The $27 million purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed. The excess of the fair values and the related deferred taxes was allocated to goodwill, which will not be deductible for tax purposes due to the acquisition being a stock acquisition.
In connection with this acquisition, the Company incurred a total of $1 million of transaction costs, which were recorded in selling, general and administrative expenses in the Company’s consolidated statement of operations.
At the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is as follows (in thousands):

Consideration:
Cash	$23,403
Less: Cash acquired	(2,203)
Plus: NPV of deferred payments	5,625
Net consideration	$26,825

Allocated Fair Value of Acquired Assets and Assumed Liabilities
Accounts receivable and other current assets	$1,407
Other long term assets	1,009
Property and equipment	163
Intangible assets subject to amortization
Trade name and trademarks (useful life of 3 years)	200
Technologies (useful lives of 6 to 7 years)	3,100
Customer relationships (useful lives of 6 to 7 years)	2,800
Non-competition agreement (useful life of 5 years)	600
Content databases (useful lives of 13 to 14 years)	7,700
Accounts payable and other current liabilities	(1,437)
Deferred income taxes	(4,393)
Total identifiable net assets	11,149
Goodwill	15,676
Total net assets acquired	$26,825

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The allocation presented above is based upon management’s estimate of the fair values using income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The definite-lived intangible assets will be amortized over a total weighted average period of 10 years that includes a 3 year life for trade name and trademarks, a weighted average of 7 years for technologies, a weighted average of 7 years for customer relationships, a 5 year life for the non-competition agreement and a weighted average of 13 years for content databases. The acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future cost and revenue synergies.
Gracenote Acquisition
On January 31, 2014, the Company completed an acquisition of all of the issued and outstanding equity interests in Gracenote, Inc. (“Gracenote”) for $161 million in cash, net of certain working capital and other closing adjustments. Gracenote, a global leader in digital entertainment data, maintains and licenses data, products and services to businesses that enable their end users to discover analog and digital media on virtually any device. The Gracenote acquisition expands the reach of the Company’s Digital and Data segment into new growth areas, including streaming music services, mobile devices and automotive infotainment. Gracenote is a leading provider of music recognition technology and is supported by the industry’s largest source of music and video metadata. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed. The excess of the fair values and the related deferred taxes was allocated to goodwill, which will not be deductible for tax purposes due to the acquisition being a stock acquisition.
In connection with this acquisition, the Company incurred a total of $4 million of transaction costs, which were recorded in selling, general and administrative expenses in the Company’s consolidated statement of operations. Of the $4 million, approximately $3 million was incurred and recognized in the first quarter of 2014 and $1 million was incurred and recognized in the fourth quarter of 2013.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is as follows, subject to further adjustments (in thousands):

Consideration:
Cash	$160,867
Less: cash acquired	(3,053)
Net cash	$157,814

Allocated Fair Value of Acquired Assets and Assumed Liabilities:
Restricted cash and cash equivalents	$5,283
Accounts receivable and other current assets	26,143
Property, plant and equipment	10,659
Intangible assets subject to amortization
Trade name and trademarks (useful life of 15 years)	8,100
Technology (useful life of 7 to 10 years)	30,100
Customer relationships (useful life of 5 to 10 years)	33,100
Content databases (useful life of 13 years)	41,400
Deferred income tax assets	7,159
Other assets	396
Accounts payable and other current liabilities	(22,299)
Deferred income tax liabilities	(41,121)
Other liabilities	(7,489)
Total identifiable net assets	91,431
Goodwill	66,383
Total net assets acquired	$157,814
The allocation presented above is based upon management’s estimate of the fair values using income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The definite-lived intangible assets will be amortized over a total weighted average period of 11 years that includes a 15 year life for trade name and trademarks, a weighted average of 8 years for technology platforms, a weighted average of 10 years for customer relationships and a 13 year life for content databases. The acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future cost and revenue synergies.
2013 Acquisitions
Local TV Acquisition
On December 27, 2013, pursuant to a securities purchase agreement dated as of June 29, 2013, the Company acquired all of the issued and outstanding equity interests in Local TV for $2.816 billion in cash (the “Local TV Acquisition”), net of certain final adjustments, principally funded by the Company’s Secured Credit Facility (see Note 9). As a result of the Local TV Acquisition, the Company became the owner of 16 television stations, including

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

seven FOX Broadcasting Company television affiliates in Denver, Cleveland, St. Louis, Kansas City, Salt Lake City, Milwaukee and High Point/Greensboro/Winston-Salem; four CBS Corporation television affiliates in Memphis, Richmond, Huntsville and Fort Smith; one American Broadcasting Company television affiliates in Davenport/Moline; two National Broadcasting Company television affiliates in Des Moines and Oklahoma City; and two independent television stations in Fort Smith and Oklahoma City.
Concurrent with the Local TV Acquisition, pursuant to an asset purchase agreement dated as of July 15, 2013, between the Company, an affiliate of Oak Hill Capital Partners and Dreamcatcher, an entity formed in 2013 specifically to comply with FCC cross-ownership rules related to the Local TV Acquisition, Dreamcatcher acquired the FCC licenses and certain other assets and liabilities of Local TV’s television stations WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA, and WNEP-TV, Scranton, PA (collectively the “Dreamcatcher Stations”) for $27 million (collectively, the “Dreamcatcher Transaction”). The Dreamcatcher Transaction was funded by the Dreamcatcher Credit Facility which the Company has guaranteed (see Note 9). The Company provides certain services to support the operations of the Dreamcatcher Stations, but, in compliance with FCC regulations, Dreamcatcher has responsibility for and control over programming, finances, personnel and operations of the Dreamcatcher Stations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Pursuant to ASC Topic 805, the purchase price has been allocated to the acquired assets and liabilities of Local TV based on estimated fair values. The allocation includes the assets and liabilities of the Dreamcatcher Stations as Dreamcatcher is considered to be a VIE and the Company is the primary beneficiary of the variable interests (see below for further discussion). The allocated fair value of acquired assets and assumed liabilities is summarized as follows (in thousands):

Consideration:
Cash	$2,816,101
Less: cash acquired	(65,567)
Net cash	$2,750,534

Allocated Fair Value of Acquired Assets and Assumed Liabilities:
Restricted cash and cash equivalents (1)	$201,922
Accounts receivable and other current assets	137,377
Property and equipment	170,795
Broadcast rights	26,468
FCC licenses	126,925
Network affiliation agreements	225,400
Advertiser backlog	29,290
Retransmission consent agreements	707,000
Broadcast rights intangible assets	1,187
Other assets	5
Accounts payable and other current liabilities	(50,249)
Senior Toggle Notes	(172,237)
Contracts payable for broadcast rights	(34,732)
Broadcast rights intangible liabilities	(9,344)
Deferred income taxes	(20,238)
Other liabilities	(1,185)
Total identifiable net assets	1,338,384
Goodwill	1,412,150
Total net assets acquired	$2,750,534

(1)
As further described in Note 9, on December 27, 2013, the Company deposited $202 million with the Trustee together with irrevocable instructions to apply the deposited money to the full repayment of the Senior Toggle Notes. The Senior Toggle Notes were fully repaid on January 27, 2014 through the use of the deposited funds held by the Trustee, including amounts owed to the Company’s subsidiary.

The allocation presented above is based upon management’s estimate of the fair values using valuation techniques including income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. The definite-lived intangible assets will be amortized over a total weighted average period of 9 years, with a weighted average of 9 years for network affiliations, a weighted average of 10 years for retransmission consent agreements, 1 year for the advertiser backlog and a weighted average of 4 years for the other intangible assets. The broadcast rights intangible liabilities will be amortized over the remaining weighted average contractual period of 7 years. Acquired property and equipment will

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

be depreciated on a straight-line basis over the respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future synergies. Substantially all of the goodwill associated with the Local TV Acquisition is expected to be deductible for tax purposes.
Revenues and operating profit of the Local TV stations are included in the Company’s consolidated statements of operations for the year ended December 28, 2014 and are not separately disclosed as the Local TV operations were significantly integrated immediately upon consummation of the acquisition and, therefore, it is impracticable to separately identify Local TV financial information.
Dreamcatcher—Dreamcatcher was formed in 2013 specifically to comply with FCC cross-ownership rules related to the Local TV Acquisition. On December 27, 2013, Dreamcatcher acquired the FCC licenses, retransmission consent agreements, network affiliation agreements, contracts for broadcast rights and selected personal property (including transmitters, antennas and transmission lines) of the Dreamcatcher Stations for $27 million, funded by borrowings under the Dreamcatcher Credit Agreement (see Note 9). In connection with Dreamcatcher’s operation of the Dreamcatcher Stations, the Company entered into shared services agreements (“SSAs”) with Dreamcatcher pursuant to which it provides technical, promotional, back-office, distribution and limited programming services to the Dreamcatcher Stations in exchange for the Company’s right to receive certain payments from Dreamcatcher after satisfaction of operating costs and debt obligations. Pursuant to the SSAs, Dreamcatcher is guaranteed a minimum annual cumulative net cash flow of $0.2 million. The Company’s consolidated financial statements as of and for the years ended December 28, 2014 and December 29, 2013 include the results of operations and the financial position of Dreamcatcher, a fully-consolidated VIE.
As disclosed in Note 1, the Company’s consolidated financial statements as of and for the year ended December 28, 2013 include the results of operations and the financial position of Dreamcatcher. For financial reporting purposes, Dreamcatcher is considered a VIE as a result of (1) shared service agreements that the Company has with the Dreamcatcher Stations, (2) the Company’s guarantee of the obligations incurred under the Dreamcatcher Credit Facility (see Note 9), (3) the Company having power over significant activities affecting Dreamcatcher’s economic performance, and (4) purchase option granted by Dreamcatcher which permits the Company to acquire the assets and assume the liabilities of each Dreamcatcher Station at any time, subject to FCC’s consent and other conditions described below. The purchase option is freely exercisable or assignable by the Company without consent or approval by Dreamcatcher or its members for consideration equal to the total outstanding balance of debt guaranteed by the Company, plus a fixed escalation fee. Substantially all of Dreamcatcher’s assets, except for its FCC licenses, collateralize its secured debt obligations under the Dreamcatcher Credit Facility and is guaranteed by the Company.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues of the Dreamcatcher stations included in the Company’s consolidated statements of operations for the year ended December 28, 2014 were $67 million and operating profit was $13 million. Dreamcatcher’s operating results are not material to the Company as a whole for the year ended December 29, 2013. The Company’s consolidated balance sheet as of December 28, 2014 and December 29, 2013 includes the following assets and liabilities of the Dreamcatcher stations (in thousands):

	December 28, 2014	December 29, 2013
Property, plant and equipment, net	$999	$1,636
Broadcast rights	2,869	3,073
Other intangible assets, net	103,500	114,125
Other assets	124	—
Total Assets	$107,492	$118,834

Debt due within one year	$4,034	$3,019
Contracts payable for broadcast rights	6,552	3,560
Long-term debt	19,880	23,913
Other liabilities	157	490
Total Liabilities	$30,623	$30,982
Other Acquisitions
The Company’s other acquisitions in 2014 and 2013 were not significant; the Company made no acquisitions in 2012. The results of the other acquired companies and the related transaction costs were not material to the Company’s consolidated financial statements in each respective period and were included in the consolidated statements of operations since their respective dates of acquisition. Information for acquisitions made in 2014 and 2013 (excluding those listed above) is as follows (in thousands):

	2014	2013
Fair value of assets acquired (1)	$2,000	$3,095
Liabilities assumed	—	1,297
Net cash paid	$2,000	$1,798

(1)	Includes intangible assets, net of acquisition-related deferred taxes.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Unaudited Pro Forma Information
Pursuant to ASC Topic 805, the following table sets forth unaudited pro forma results of operations from continuing operations of the Company assuming that the Gracenote acquisition occurred on December 31, 2012, the first day of the Company’s 2013 fiscal year and assuming that the Local TV Acquisition, along with transactions necessary to finance the acquisition and the elimination of certain nonrecurring items, occurred on December 26, 2011, the first day of the Company’s 2012 fiscal year and were fully attributed to the results from continuing operations (in thousands, except per share data):

	2014	2013
Total revenues	$1,961,788	$1,814,545
Income from continuing operations	$466,690	$146,938
Basic earnings per common share from continuing operations	$4.66	$1.47
Diluted earnings per common share from continuing operations	$4.65	$1.47
The above selected unaudited pro forma financial information is presented for illustrative purposes only and is based on historical results of continuing operations, adjusted for the allocation of the purchase price and other acquisition accounting adjustments, and is not necessarily indicative of results had the Company operated the acquired businesses as of the beginning of the respective prior periods, as described above. The pro forma amounts reflect adjustments to depreciation expense, amortization of intangibles and amortization of broadcast rights intangibles related to the fair value adjustments of the assets acquired, additional interest expense related to the financing of the transactions, exclusion of nonrecurring financing costs, and the related tax effects of the adjustments.
In connection with the Gracenote and Local TV acquisitions, the Company incurred a total of $4 million and $17 million, respectively, of costs primarily related to legal and other professional services, which were recorded in selling, general and administrative expenses. Pursuant to the pro forma disclosure requirements of ASC Topic 805, these transaction costs are shown as if incurred at the beginning of the comparable prior year.
Acquisitions Distributed in the Publishing Spin-off
Landmark Acquisition
On May 1, 2014, the Company completed an acquisition of the issued and outstanding limited liability company interests of Capital-Gazette Communications, LLC and Landmark Community Newspapers of Maryland, LLC from Landmark Media Enterprises, LLC (the “Landmark Acquisition”) which were subsequently distributed to Tribune Publishing in conjunction with the Publishing Spin-off, for $29 million in cash. As the Landmark acquisition was distributed to Tribune Publishing in the Publishing Spin-off, the results of operations attributable to Landmark from the date of acquisition are reflected within discontinued operations for the periods prior to the Publishing Spin-off.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At the acquisition date, the purchase price assigned to the acquired assets and assumed liabilities is as follows (in thousands):

Consideration:
Cash	$28,983
Less: cash acquired	(2)
Net cash	$28,981

Allocated Fair Value of Acquired Assets and Assumed Liabilities:
Accounts receivable and other current assets	$2,942
Property, plant and equipment	560
Intangible assets subject to amortization
Trade names and trademarks (useful life of 20 years)	7,500
Advertiser relationships (useful life of 12 years)	6,500
Other customer relationships (useful life of 7 years)	2,500
Accounts payable and other current liabilities	(3,961)
Total identifiable net assets	16,041
Goodwill	12,940
Total net assets acquired	$28,981
The allocation presented above is based upon management’s estimate of the fair values using the income, cost and market approaches. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. Prior to the Publishing Spin-off, the acquired definite-lived intangible assets were expected to be amortized over a total weighted average period of 15 years that includes a 20 year life for trade names and trademarks, a 12 year life for advertiser relationships and a 7 year life for customer relationships. The acquired property and equipment were expected to be depreciated on a straight-line basis over the respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce and noncontractual relationships, as well as expected future cost and revenue synergies. The entire amount of purchase price allocated to intangible assets and goodwill are deductible for tax purposes pursuant to IRC Section 197 over a 15 year period. In connection with this acquisition, the Company incurred a total of $0.4 million of transaction costs, which are reflected in discontinued operations for the year ended December 28, 2014.
Information for other acquisitions distributed in the Publishing Spin-off made in the year ended December 28, 2014 and prior to the Publishing Spin-off (excluding the Landmark Acquisition) is as follows (in thousands):

December 28, 2014
Fair value of assets acquired	$11,292
Liabilities assumed	(800)
Net assets acquired	10,492
Less: fair value of non-cash and contingent consideration	(4,439)
Less: fair value of the preexisting equity interest in MCT	(2,752)
Net cash paid	$3,301

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 7, 2014, the Company acquired the remaining 50% outstanding general partnership interests of McClatchy/Tribune Information Services (“MCT”) from McClatchy News Services, Inc. and The McClatchy Company (collectively, “McClatchy”) for $1 million in cash and non-cash consideration for future services with an estimated fair value of $4 million. The fair value of acquired interests was based upon management’s estimate of the fair values using the income approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. Prior to May 7, 2014, the Company accounted for its 50% interest in MCT as an equity method investment. In accordance with ASC Topic 805, the Company’s preexisting equity interest was remeasured to its estimated fair value of $3 million using the income valuation approach and the Company recognized a gain of $1.5 million which is reflected in discontinued operations in the audited consolidated statements of operations for the year ended December 28, 2014.
NOTE 6: CHANGES IN OPERATIONS AND NON-OPERATING ITEMS
Employee Reductions—The Company identified reductions in its staffing levels of approximately 230 positions in 2014, 60 positions in 2013 and 80 positions in 2012. The Company recorded pretax charges for severance and related expenses totaling $7 million in 2014 ($2 million at Television and Entertainment, $4 million at Digital and Data and $0.5 million at Corporate and Other), $3 million in 2013 ($1.6 million at Television and Entertainment, $0.3 million at Digital and Data and $0.6 million at Corporate and Other) and $2 million in 2012 ($1 million at Television and Entertainment, $0.4 million at Digital and Data and $0.1 million at Corporate and Other). These charges are included in selling, general and administrative expenses in the consolidated statements of operations.
Severance and related expenses included in income from discontinued operations, net of taxes totaled $6 million, $17 million and $13 million in 2014, 2013 and 2012, respectively.
The accrued liability for severance and related expenses is reflected in employee compensation and benefits in the Company’s consolidated balance sheets and was $3 million and $12 million at December 28, 2014 and December 29, 2013, respectively.
Changes to the accrued liability for severance and related expenses were as follows (in thousands):

Balance at December 30, 2012 (Predecessor)	$3,951
Additions	19,492
Payments	(11,803)
Balance at December 29, 2013 (Successor)	$11,640
Additions	12,176
Payments	(15,895)
Liability distributed in Publishing Spin-Off	(5,308)
Balance at December 28, 2014 (Successor)	$2,613

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-Operating Items—Non-operating items for 2014, 2013 and 2012 are summarized as follows (in thousands):

	Successor		Predecessor
	2014	2013	2012
Loss on extinguishment of debt	$—	$(28,380)	$—
Gain on investment transactions, net	372,485	150	21,811
Write-downs of investments	(94)	—	(7,041)
Other non-operating gain (loss), net	(4,710)	(1,492)	294
Total non-operating items	$367,681	$(29,722)	$15,064
Non-operating items in 2014 included a pretax gain of $372 million on the sale of the Company’s 27.8% interest in CV on October 1, 2014. The Company’s portion of the proceeds from the transaction was $686 million, of which $28 million will be held in escrow until October 1, 2015. See Note 8 for further information on the sale of CV.
Other non-operating loss in 2014 included a $3 million non-cash pretax charge to write down convertible notes receivable related to one of the Company’s equity method investments. This write-down resulted from declines in the fair value of the convertible notes receivable that the Company determined to be other than temporary. The convertible notes receivable constitute nonfinancial assets measured at fair value on a nonrecurring basis in the Company’s consolidated balance sheet and are classified as Level 3 assets in the fair value hierarchy’s established under ASC Topic 820, “Fair Value Measurement and Disclosures.” See Note 11 for a description of the hierarchy’s three levels.
Non-operating items in 2013 included a $28 million pretax loss on the extinguishment of the Exit Financing Facilities (as defined and described in Note 9), which includes the write-off of unamortized debt issuance costs and discounts of $17 million and a prepayment premium of $11 million. See Note 9 for further information on the extinguishment of the Exit Financing Facilities.
Non-operating items in 2012 included a $22 million pretax gain on the sale of the Company’s 47.3% interest in Legacy.com, Inc. (“Legacy”). On April 2, 2012, the Company and the other shareholders of Legacy closed a transaction to sell their collective interests in Legacy to a third party. The Company received net proceeds of $22 million. See Note 8 for additional information.
In 2012, the Company recorded non-cash pretax charges totaling $7 million to write down two of its equity method investments. These write-downs resulted from declines in the fair value of the investments that the Company determined to be other than temporary. These investments constitute nonfinancial assets measured at fair value on a nonrecurring basis in the Company’s consolidated balance sheet and are classified as Level 3 assets in the fair value hierarchy established under ASC Topic 820. See Note 11 for a description of the hierarchy’s three levels.
Sales of Real Estate—On December 19, 2014, the Company closed a transaction to sell the production facility in Baltimore, MD leased to Tribune Publishing for net proceeds of approximately $45 million and recorded a pretax gain of $21 million that is included in selling, general and administrative expenses in the Company’s consolidated statement of operations. Additionally, during 2014, the Company sold two idle properties for net proceeds of approximately $5 million and recorded a net gain of less than $1 million that is also included in selling, general and administrative expenses. The Company recorded an impairment charge of $2 million in 2014 to write down the value of one of these properties to its estimated fair value, less the expected selling costs.
As of December 28, 2014, the Company was in the process of selling three other idle properties which had an aggregate carrying value of land, building and improvements of $6 million. This amount, which approximates the expected net proceeds from the sales of these properties, was included in assets held for sale in other assets in the Company’s consolidated balance sheet at December 28, 2014.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 7: GOODWILL, OTHER INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES
Goodwill, other intangible assets, and other intangible liabilities consisted of the following (in thousands):

	December 28, 2014			December 29, 2013
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization (1)
Affiliate relationships (useful life of 16 years)	$212,000	$(26,500)	$185,500	$212,000	$(13,250)	$198,750
Advertiser relationships (useful life of 8 years)	168,000	(42,000)	126,000	182,332	(23,032)	159,300
Network affiliation agreements (useful life of 5 to 16 years)	362,000	(50,485)	311,515	362,000	(8,811)	353,189
Retransmission consent agreements (useful life of 7 to 12 years)	830,100	(106,897)	723,203	830,100	(16,782)	813,318
Other customer relationships (useful life of 3 to 12 years)	99,528	(12,632)	86,896	60,962	(5,729)	55,233
Technology (useful life of 5 to 15 years)	163,785	(17,023)	146,762	58,000	(4,755)	53,245
Advertiser backlog (useful life of 6 months)	—	—	—	29,290	(483)	28,807
Trade names and trademarks (useful life of 3 to 15 years)	9,300	(597)	8,703	—	—	—
Other (useful life of 3 to 11 years)	10,770	(2,955)	7,815	27,989	(6,488)	21,501
Total	$1,855,483	$(259,089)	1,596,394	$1,762,673	$(79,330)	1,683,343
Other intangible assets not subject to amortization
Newspaper mastheads			—			31,800
FCC licenses			786,600			786,600
Trade name			14,800			14,800
Total other intangible assets, net			2,397,794			2,516,543
Goodwill
Television and Entertainment			3,601,300			3,601,300
Digital and Data			316,836			198,565
Discontinued Operations			—			15,331
Total goodwill			3,918,136			3,815,196
Total goodwill and other intangible assets			$6,315,930			$6,331,739
Intangible liabilities subject to amortization
Broadcast rights intangible liabilities	$(102,373)	$68,059	$(34,314)	$(223,999)	$30,757	$(193,242)
Lease contract intangible liabilities	(209)	98	(111)	(754)	266	(488)
Total intangible liabilities subject to amortization	$(102,582)	$68,157	$(34,425)	$(224,753)	$31,023	$(193,730)

(1)	Useful lives presented in the table above represent those used by the Company following the Publishing Spin-off.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amounts of intangible assets during the years ended December 28, 2014 and December 29, 2013 were as follows (in thousands):

	Television and Entertainment	Digital and Data	Discontinued Operations	Total
Other intangible assets subject to amortization
Balance as of December 30, 2012 (Predecessor)	$138,582	$3,490	$24,995	$167,067
Fresh-start reporting adjustments	557,051	106,748	10,093	673,892
Balance as of December 31, 2012 (Successor)	$695,633	$110,238	$35,088	$840,959
Acquisitions (1)	962,877	2,014	—	964,891
Additions	—	—	175	175
Amortization	(106,911)	(9,213)	(6,581)	(122,705)
Foreign currency translation adjustment	—	23	—	23
Balance as of December 29, 2013 (Successor)	$1,551,599	$103,062	$28,682	$1,683,343
Acquisitions (1)	—	161,900	17,009	178,909
Amortization (2)	(198,441)	(21,255)	(4,191)	(223,887)
Balance sheet reclassifications (3)	(291)	—	—	(291)
Distributed in Publishing Spin-off	—	—	(41,500)	(41,500)
Foreign currency translation adjustment	—	(180)	—	(180)
Balance as of December 28, 2014 (Successor)	$1,352,867	$243,527	$—	$1,596,394

Other intangible assets not subject to amortization
Balance as of December 30, 2012 (Predecessor)	$187,412	$—	$6,000	$193,412
Fresh-start reporting adjustments	487,763	—	25,800	513,563
Balance as of December 31, 2012 (Successor)	$675,175	$—	$31,800	$706,975
Acquisitions (1)	126,925	—	—	126,925
Impairment charge	(700)	—	—	(700)
Balance as of December 29, 2013 (Successor)	$801,400	$—	$31,800	$833,200
Impairment charge	—	—	—	—
Distributed in Publishing Spin-off	—	—	(31,800)	(31,800)
Balance as of December 28, 2014 (Successor)	$801,400	$—	$—	$801,400

Goodwill
Gross balance as of December 30, 2012 (Predecessor)	$1,440,628	$123,337	$3,192,707	$4,756,672
Accumulated impairment losses as of December 30, 2012	(1,154,533)	—	(3,192,707)	(4,347,240)
Balance as of December 30, 2012 (Predecessor)	$286,095	$123,337	$—	$409,432
Fresh-start reporting adjustments	1,903,055	74,208	15,331	1,992,594
Balance as of December 31, 2012 (Successor)	$2,189,150	$197,545	$15,331	$2,402,026
Acquisitions (1)	1,412,150	1,008	—	1,413,158
Foreign currency translation adjustment	—	12	—	12
Balance as of December 29, 2013 (Successor)	$3,601,300	$198,565	$15,331	$3,815,196
Acquisitions (1)	—	118,378	20,119	138,497
Distributed in Publishing Spin-off	—	—	(35,450)	(35,450)
Foreign currency translation adjustment	—	(107)	—	(107)
Balance as of December 28, 2014 (Successor)	$3,601,300	$316,836	$—	$3,918,136
Total goodwill and other intangible assets as of December 28, 2014 (Successor)	$5,755,567	$560,363	$—	$6,315,930

(1)	See Note 5 for additional information regarding acquisitions.

(2)
Amortization of intangible assets includes $1 million related to lease contract intangible assets and is recorded in cost of sales or selling, general and administrative expense, if applicable, in the Successor’s consolidated statements of operations.

(3)	Represents net reclassifications which are reflected as an increase to broadcast rights assets in the Company’s consolidated balance sheet at December 28, 2014.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

As described in Note 4, the Company recorded contract intangible liabilities totaling $227 million in connection with the adoption of fresh-start reporting on the Effective Date. Of this amount, approximately $226 million was related to contracts for broadcast rights programming not yet available for broadcast. In addition, the Company recorded $9 million of intangible liabilities related to contracts for broadcast rights programming in connection with the Local TV Acquisition on December 27, 2013 (see Note 5). These intangible liabilities are reclassified as a reduction of broadcast rights assets in the Successor’s consolidated balance sheet as the programming becomes available for broadcast and subsequently amortized as a reduction of cost of sales in the Successor’s consolidated statement of operations in accordance with the Company’s methodology for amortizing the related broadcast rights. The net changes in the carrying amounts of intangible liabilities on December 31, 2012 and during 2013 and 2014 were as follows (in thousands):

	Television and Entertainment	Discontinued Operations	Total
Intangible liabilities subject to amortization
Balance at December 30, 2012 (Predecessor)	$—	$—	$—
Fresh-start reporting adjustments	(226,472)	(545)	(227,017)
Balance as of December 31, 2012 (Successor)	$(226,472)	$(545)	$(227,017)
Acquisitions	(9,344)	—	(9,344)
Amortization	30,807	217	31,024
Balance sheet reclassifications (1)	11,607	—	11,607
Balance at December 29, 2013 (Successor)	$(193,402)	$(328)	$(193,730)
Amortization	37,351	94	37,445
Balance sheet reclassifications (1)	121,626	—	121,626
Distributed in Publishing Spin-off	—	234	234
Balance at December 28, 2014 (Successor)	$(34,425)	$—	$(34,425)

(1)	Represents net reclassifications which are reflected as a reduction of broadcast rights assets in the Company’s consolidated balance sheet at December 28, 2014.
As disclosed in Note 1, the Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350.
As of the fourth quarter of 2013 and 2014, respectively, the Company conducted its annual goodwill impairment test utilizing the two-step impairment test in accordance with ASC Topic 350. No impairment charges were recorded.
As of the fourth quarter of 2013 and 2014, respectively, the Company conducted its annual impairment review under ASC Topic 350. No impairment charges were recorded in 2014. In the fourth quarter of 2013, the Company recorded a non-cash pretax impairment charge of $1 million related to the Company’s FCC licenses. The estimated fair value of each of the Company’s FCC licenses was based on discounted future cash flows for a hypothetical start-up television station in the respective market that achieves and maintains an average revenue share for four years and has an average cost structure. FCC licenses evaluated for impairment under ASC 350 in the fourth quarter of 2013 excluded the FCC licenses recorded in connection with the Local TV Acquisition (see Note 5) and pertained to 19 television markets. The Company’s fourth quarter 2013 impairment review determined that the FCC license in one of these markets was impaired. This impairment was primarily due to a decline in market share for a hypothetical start-up television station in this market. The fair value of this FCC license was determined to be $18 million.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s FCC licenses and trade name constitute nonfinancial assets measured at fair value on a nonrecurring basis in the Company’s consolidated balance sheets. These nonfinancial assets are classified as Level 3 assets in the fair value hierarchy established under ASC Topic 820. See Note 11 for a description of the hierarchy’s three levels.
The determination of estimated fair values of goodwill and other indefinite-lived intangible assets requires many judgments, assumptions and estimates of several critical factors, including projected revenues and related growth rates, projected operating margins and cash flows, estimated income tax rates, capital expenditures, market multiples and discount rates, as well as specific economic factors such as market share for broadcasting and royalty rates for the trade name intangible. For the Company’s FCC licenses, significant assumptions also include start-up operating costs for an independent station, initial capital investments and market revenue forecasts. The Company utilized a 10% discount rate and terminal growth rates ranging from 1.75% to 2.25% to estimate the fair values of its FCC licenses in the fourth quarter of 2014. Fair value estimates for each of the Company’s indefinite-lived intangible assets are inherently sensitive to changes in these estimates, particularly with respect to the FCC licenses. Adverse changes in expected operating results and/or unfavorable changes in other economic factors could result in non-cash impairment charges in the future under ASC Topic 350.
Amortization expense relating to amortizable intangible assets, excluding lease contract intangible assets, is expected to be approximately $192 million in each of 2015, 2016, 2017 and 2018, respectively, and $165 million in 2019. Amortization of broadcast rights contract intangible assets and liabilities is expected to result in a net reduction in broadcast rights expense of approximately $18 million in 2015, $15 million in 2016 and $2 million in each of 2017, 2018 and 2019, respectively.
NOTE 8: INVESTMENTS
Investments consisted of the following (in thousands):

	December 28, 2014	December 29, 2013
Equity method investments	$1,689,996	$2,145,651
Cost method investments	18,238	17,511
Marketable equity securities	8,958	—
Total investments	$1,717,192	$2,163,162
Equity Method Investments—As discussed in Note 4, the carrying value of the Company’s investments was increased by $1.615 billion to a fair value aggregating $2.224 billion as of the Effective Date. Of the $1.615 billion increase, $1.108 billion was attributable to the Company’s share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees’ in accordance with ASC Topic 805. The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. The Company amortizes the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in its consolidated statements of operations. In the years ended December 28, 2014 and December 29, 2013, income on equity investments, net was reduced by such amortization of $142 million and $98 million, respectively; amortization of basis difference for the year ended December 28, 2014 includes $85 million related to the sale by CV of its Apartments.com business. The identifiable net intangible assets subject to amortization of basis difference have a weighted average remaining useful life of approximately 17 years as of December 28, 2014.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s equity method investments at December 28, 2014 included the following private companies:

Company	% Owned
CareerBuilder, LLC	32%
Locality Labs, LLC	35%
NimbleTV, Inc	23%
Television Food Network, G.P.	31%
Topix, LLC	34%
Income from equity investments, net reported in the Company’s consolidated statements of operations consisted of the following (in thousands):

	Successor		Predecessor
	2014	2013	2012
Income from equity investments, net, before amortization of basis difference	$379,048	$243,528	$199,947
Amortization of basis difference (1)	(142,335)	(98,287)	(1,257)
Income from equity investments, net	$236,713	$145,241	$198,690

(1)	Amortization of basis difference for year ended December 28, 2014 includes $85 million related to the sale by CV of its Apartments.com business.
Cash distributions from the Company’s equity method investments were as follows (in thousands):

	Successor		Predecessor
	2014	2013	2012
Cash distributions from equity investments (1)	$370,310	$207,994	$232,319

(1)
Cash distributions for the year ended December 28, 2014 include $160 million for the Company’s share of the proceeds from the sale by CV of its Apartments.com business. This distribution is presented as an investing activity in the Company’s consolidated statement of cash flows for the year ended December 28, 2014.

Distributions received from the Company’s investments in CareerBuilder, LLC (“CareerBuilder”) and CV in 2014, 2013 and 2012 exceeded the Company’s cumulative earnings in each of these equity investments or, in the case of the Apartments.com sale by CV, represented a discrete distribution from an investing activity. As a result, the Company determined that each of these distributions to be a return of investment and, therefore, presented such distributions totaling $181 million in 2014, $54 million in 2013 and $114 million in 2012 as an investing activity in the Company’s consolidated statements of cash flows for 2014, 2013 and 2012. See below for further discussion on these distributions.
TV Food Network—The Company’s investment in Television Food Network, G.P. (“TV Food Network”) totaled $1.354 billion, $1.422 billion (as adjusted for the application of fresh-start reporting as described above) and $345 million at December 28, 2014, December 29, 2013 and December 30, 2012, respectively. The Company recognized equity income from TV Food Network of $122 million in 2014, $96 million in 2013 and $160 million in 2012. The Company received cash distributions from TV Food Network totaling $189 million in 2014, $154 million in 2013 and $114 million in 2012.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

TV Food Network owns and operates “The Food Network”, a 24-hour lifestyle cable television channel focusing on food and related topics. TV Food Network also owns and operates “The Cooking Channel”, a cable television channel primarily devoted to cooking instruction, food information and other related topics. TV Food Network’s programming is distributed by cable and satellite television systems.
On December 12, 2013, the Company and Scripps Networks Interactive, Inc. (“Scripps”), entered into a settlement agreement to resolve certain matters related to the calculation and amount of a management fee charged by Scripps to TV Food Network for certain shared costs for years 2011 and 2012 as well as to resolve the amount and methodology for calculating the management fee for years 2013 and 2014. As a result of the settlement, the Company received a distribution of $12 million in January 2014 related to previously calculated management fees for years 2011 and 2012. This distribution was reflected as an increase to income on equity investments, net in the Company’s consolidated statement of operations for the year ended December 29, 2013.
The partnership agreement governing TV Food Network provides that the partnership shall, unless certain actions are taken by the partners, dissolve and commence winding up and liquidating TV Food Network upon the first to occur of certain enumerated liquidating events, one of which is a specified date of December 31, 2016. The Company would be entitled to its proportionate share of distributions to partners in the event of a liquidation, which the partnership agreement provides would occur as promptly as is consistent with obtaining fair market value for the assets of TV Food Network. The partnership agreement also provides that the partnership may be continued or reconstituted in certain circumstances.

CareerBuilder and CV—In the fourth quarter of 2014, CareerBuilder declared and paid dividends of which the Company’s portion was $14 million. In the fourth quarter of 2013, CareerBuilder and CV declared dividends of which the Company’s portion was $29 million and $25 million, respectively. In the fourth quarter of 2012, Careerbuilder and CV declared dividends of which the Company’s portion was $32 million and $21 million, respectively. In 2012, the Company received cash distributions totaling $48 million from CareerBuilder, including $16 million of dividends declared in November 2011 that were distributed from a segregated account in February 2012 and $66 million of cash distributions from CV, including $45 million of dividends declared in December 2011 and December 2010 that were distributed from a segregated account in February 2012.
Prior to the Publishing Spin-off the Company recorded revenue related to CareerBuilder and CV classified advertising products placed on affiliated digital platforms. Such amounts totaled approximately $67 million for 2014, $115 million for 2013 and $112 million for 2012 and are included in income (loss) from discontinued operations, net of taxes.
On April 1, 2014, CV sold its Apartments.com business to CoStar Group, Inc. for $585 million in cash. The Company's share of the proceeds from the transaction was approximately $160 million before taxes, which was distributed at closing. In connection with the sale, the Company recorded equity income of $72 million, net of amortization of basis difference of $85 million related to intangible assets of the Apartments.com business, in its consolidated statement of operations for the year ended December 28, 2014.
On August 5, 2014, the Company announced its entry into a definitive agreement to sell its 27.8% equity interest in CV to Gannett Co. Inc (“Gannett”). The transaction closed on October 1, 2014. As part of the transaction, Gannett acquired the equity interests of the other partners and thereby acquired full ownership of CV. CV was valued at approximately $2.5 billion for purposes of the transaction and gross proceeds of approximately $1.8 billion were paid to the selling partners at closing. The Company’s portion of the proceeds from the transaction was $686 million before taxes ($426 million after taxes), of which $28 million will be held in escrow until October 1, 2015. The Company’s pretax gain on the sale of CV recognized in the fourth quarter of 2014 was $372 million. Prior to closing, CV made a final distribution of all cash on hand from operations to the current owners. The Company’s portion of this final distribution was $6 million, which is in addition to estimated proceeds from the sale transaction. The Company expects to use the proceeds from this transaction for general corporate purposes.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Information—Summarized financial information for TV Food Network is as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Revenues, net	$1,070,671	$1,031,320	$982,009
Operating income	$534,477	$520,942	$521,876
Net income	$549,058	$511,235	$538,787

	December 28, 2014	December 29, 2013
Current assets	$708,988	$789,146
Non-current assets	$156,580	$162,800
Current liabilities	$63,257	$92,176
Non-current liabilities	$619	$704
Summarized financial information for CareerBuilder and CV is as follows (in thousands):

	Fiscal Year
	2014	2013	2012
Revenues, net (1)	$1,063,321	$1,096,799	$997,108
Operating income from continuing operations (1)	$147,165	$183,800	$116,203
Net income (2)	$713,108	$224,052	$149,838

(1)
Revenues and operating income that relate to CV include results through October 1, 2014 and are presented exclusive of discontinued operations related to Apartments.com, which was sold by CV on April 1, 2014. See above for further information.

(2)	Net income that relates to CV include results through October 1, 2014. See above for further information.

	December 28, 2014(1)	December 29, 2013
Current assets	$200,006	$314,596
Non-current assets	$492,769	$502,392
Current liabilities	$201,517	$271,097
Non-current liabilities	$21,231	$51,782
Redeemable non-controlling interest	$20,470	$14,618

(1)	Balance sheet information presented as of December 28, 2014 does not include CV, which was sold by the Company on October 1, 2014. See above for further information.
Other—On April 2, 2012, the Company and the other shareholders of Legacy closed a transaction to sell their collective interests in Legacy to a third party. During the second quarter of 2012, the Company recorded a non-operating pretax gain of $22 million relating to the sale of its interest in Legacy. The Company received net proceeds of $22 million upon the closing of the transaction.
Write-downs of investments, gains and losses on investment sales, and gains and losses from other investment transactions are included as non-operating items in the Company’s consolidated statements of operations. In 2012, the Company recorded non-cash pretax charges totaling $7 million to write down two of its equity method

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

investments. These write-downs resulted from declines in the fair value of the investments that the Company determined to be other than temporary. These investments constitute nonfinancial assets measured at fair value on a nonrecurring basis in the Company’s consolidated balance sheet and are classified as Level 3 assets in the fair value hierarchy established under ASC Topic 820. See Note 11 for a description of the hierarchy’s three levels.
The Company does not guarantee any indebtedness or other obligations for any of its equity method investees.
Marketable Equity Securities—As further described in Note 2, on August 4, 2014, the Company completed the Publishing Spin-off and retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of the outstanding common stock of Tribune Publishing. The Company classified the shares of Tribune Publishing common stock as available-for-sale securities. As of December 28, 2014, the fair value and cost basis of the Company’s investment in Tribune Publishing was $9 million and $0, respectively. As of December 28, 2014, the gross unrealized holding gain relating the Company’s investment in Tribune Publishing was $9 million and is reflected in accumulated other comprehensive income, net of taxes, in the Company’s consolidated balance sheet. The Company has no current plans to sell its shares of Tribune Publishing.

Cost Method Investments—All of the Company’s cost method investments in private companies are recorded at cost, net of write-downs resulting from periodic evaluations of the carrying value of the investments. The Company’s cost method investments primarily consist of investments in New Cubs LLC (as defined and described below), Newsday LLC (as defined and described below) and Taboola.com LTD (“Taboola”).
Chicago Cubs Transactions—On August 21, 2009, the Company and a newly-formed limited liability company, Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC), and its subsidiaries (collectively, “New Cubs LLC”), among other parties, entered into an agreement (the “Cubs Formation Agreement”) governing the contribution of certain assets and liabilities related to the businesses of the Chicago Cubs Major League Baseball franchise (the “Chicago Cubs”) owned by the Company and its subsidiaries to New Cubs LLC. The contributed assets included, but were not limited to, the Chicago Cubs Major League, spring training and Dominican Republic baseball operations, Wrigley Field, certain other real estate used in the business, and the 25.34% interest in Comcast SportsNet Chicago, LLC, which operates a local sports programming network in the Chicago area (collectively, the “Chicago Cubs Business”). On August 24, 2009, the Debtors filed a motion in the Bankruptcy Court seeking approval for the Company’s entry into the Cubs Formation Agreement and to perform all transactions necessary to effect the contribution of the Chicago Cubs Business to New Cubs LLC. On the same day, the Debtors announced that Tribune CNLBC, the principal entity holding the assets and liabilities of the Chicago Cubs, would commence a Chapter 11 case at a future date as a means of implementing the transactions contemplated by the Cubs Formation Agreement. On September 24, 2009, the Bankruptcy Court authorized the Debtors to perform the transactions contemplated by the Cubs Formation Agreement. On October 6, 2009, Major League Baseball announced unanimous approval of the transactions by the 29 other Major League Baseball franchises. Tribune CNLBC filed the CNLBC Petition on October 12, 2009, and the Bankruptcy Court granted Tribune CNLBC’s motion to approve the proposed contribution of the Chicago Cubs Business and related assets and liabilities to New Cubs LLC by an order entered on October 14, 2009. The transactions contemplated by the Cubs Formation Agreement and the related agreements thereto (the “Chicago Cubs Transactions”) closed on October 27, 2009. The Company and its contributing subsidiaries and affiliates received a special cash distribution of $705 million, retained certain accounts receivable and certain deferred revenue payments and had certain transaction fees paid on their behalf by New Cubs LLC. In total, these amounts were valued at approximately $740 million. The full amount of the special cash distribution, as well as collections on certain accounts receivable that Tribune CNLBC retained after the transaction, were deposited with Tribune CNLBC. Tribune CNLBC held the funds pending their distribution under a confirmed and effective Chapter 11 plan for the Company, Tribune CNLBC and their affiliates, or further order of the Bankruptcy Court. These funds were fully distributed to the Company’s creditors on the Effective Date.
As a result of these transactions, Ricketts Acquisition LLC (“RA LLC”) owns approximately 95% and the Company owns approximately 5% of the membership interests in New Cubs LLC. RA LLC has operational control of New Cubs LLC. The Company’s equity interest in New Cubs LLC is accounted for as a cost method investment

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

and was recorded at fair value as of October 27, 2009 based on the cash contributed to New Cubs LLC at closing. The carrying value of this investment was $8 million at December 28, 2014 and December 29, 2013.
The fair market value of the contributed Chicago Cubs Business exceeded its tax basis. The transaction was structured to comply with the partnership provisions of the IRC and related regulations. Accordingly, the distribution of the portion of the special distribution equal to the net proceeds of the debt facilities entered into by New Cubs LLC concurrent with the closing of these transactions did not result in an immediate taxable gain. The portion of the special distribution in excess of the net proceeds of such debt facilities is treated as taxable sales proceeds with respect to a portion of the contributed Chicago Cubs Business (see Note 13).
Concurrent with the closing of the transaction, the Company executed guarantees of collection of certain debt facilities entered into by New Cubs LLC. The guarantees are capped at $699 million plus unpaid interest. The guarantees are reduced as New Cubs LLC makes principal payments on the underlying loans. To the extent that payments are made under the guarantees, the Company will be subrogated to, and will acquire, all rights of the debt lenders against New Cubs LLC.
Newsday Transactions—On May 11, 2008, the Company entered into an agreement (the “Newsday Formation Agreement”) with CSC Holdings, Inc. (“CSC”) and NMG Holdings, Inc. to form a new limited liability company (“Newsday LLC”). On July 29, 2008, the Company consummated the closing of the transactions (collectively, the “Newsday Transactions”) contemplated by the Newsday Formation Agreement. Under the terms of the Newsday Formation Agreement, the Company, through Tribune ND, Inc. (formerly Newsday, Inc.) and other subsidiaries of the Company, contributed certain assets and related liabilities of the Newsday Media Group business (“NMG”) to Newsday LLC, and CSC contributed cash of $35 million and newly issued senior notes of Cablevision Systems Corporation (“Cablevision”) with a fair market value of $650 million to Newsday Holdings LLC (“NHLLC”). Concurrent with the closing of this transaction, NHLLC and Newsday LLC borrowed $650 million under a secured credit facility, and the Company received a special cash distribution of $612 million from Newsday LLC as well as $18 million of prepaid rent under two leases for certain facilities used by NMG and located in Melville, New York. Following the closing of the transaction, the Company retained ownership of these facilities. Borrowings under this facility are guaranteed by CSC and NMG Holdings, Inc., each a wholly-owned subsidiary of Cablevision and are secured by a lien on the assets of Newsday LLC and the assets of NHLLC, including $650 million of senior notes of Cablevision issued in 2008 and contributed by CSC. The Company agreed to indemnify CSC and NMG Holdings, Inc. with respect to any payments that CSC or NMG Holdings, Inc. makes under their guarantee of the $650 million of borrowings by NHLLC and Newsday LLC under their secured credit facility. In the event the Company is required to perform under this indemnity, the Company will be subrogated to and acquire all rights of CSC and NMG Holdings, Inc. against NHLLC and Newsday LLC to the extent of the payments made pursuant to the indemnity. From the July 29, 2008 closing date of the Newsday Transactions through the third anniversary of the closing date, the maximum amount of potential indemnification payments (“Maximum Indemnification Amount”) was $650 million. After the third anniversary, the Maximum Indemnification Amount was reduced by $120 million. The Maximum Indemnification Amount is reduced each year thereafter by $35 million until January 1, 2018, at which point the Maximum Indemnification Amount is reduced to $0. The Maximum Indemnification Amount was $425 million and $460 million at December 28, 2014 and December 29, 2013, respectively.
The fair market value of the contributed NMG net assets exceeded their tax basis due to the Company’s low tax basis in the contributed intangible assets. However, the transaction did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations.
As a result of these transactions, CSC, through NMG Holdings, Inc., owns approximately 97% and the Company owns approximately 3% of NHLLC. CSC has operational control of Newsday LLC. The Company accounts for its remaining equity interest as a cost method investment. The carrying value of this investment was $5 million at both December 28, 2014 and December 29, 2013. The Company’s investment in NHLLC constitutes a nonfinancial asset measured at fair value on a nonrecurring basis in the Company’s consolidated balance sheet and is classified as a Level 3 asset in the fair value hierarchy established under ASC Topic 820. See Note 11 for a description of the hierarchy’s three levels.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Variable Interests—At December 28, 2014, the Company held variable interests, as defined by ASC Topic 810, in Topix and Newsday LLC. At December 29, 2013, the Company held variable interests in CV, Topix, PMI and Newsday LLC. The Company has determined that it is not the primary beneficiary of any of these entities and therefore has not consolidated any of them as of and for the periods presented in the accompanying consolidated financial statements. The Company’s maximum loss exposure related to Topix is limited to its equity investment, which was $3 million at December 28, 2014 and $4 million at December 29, 2013. The Company consolidates the financial position and results of operations of Dreamcatcher, a VIE where the Company is the primary beneficiary (see Note 5).
Prior to October 1, 2014, the Company held a variable interest in CV. As described above, on October 1, 2014, all of the outstanding equity interests of CV were acquired by Gannett.
Prior to July 29, 2014, the Company held a variable interest in PMI. On July 29, 2014, all of the outstanding equity interests of PMI were acquired by Taboola. In connection with the acquisition, the Company’s shares in PMI were converted into shares of Taboola. The Company’s ownership in Taboola is less than 1% and the Company has determined that the investment is not a VIE.
NOTE 9: DEBT
Debt consisted of the following (in thousands):

	December 28, 2014	December 29, 2013
Term Loan Facility due 2020, effective interest rate of 4.04%, net of unamortized discount of $8,118 and $9,423	$3,471,017	$3,763,577
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount of $49 and $67	23,914	26,933
9.25%/10% Senior Toggle Notes due 2015 (1)	—	172,237
Other obligations	54	2,437
Total debt	$3,494,985	$3,965,184

(1)
On December 27, 2013, the Company provided a notice to holders of the Senior Toggle Notes that it intended to redeem the notes within a thirty-day period. The Senior Toggle Notes were fully repaid on January 27, 2014. See below for further discussion.

Maturities—The Company’s debt and other obligations outstanding as of December 28, 2014 mature as shown below (in thousands):

2015	$4,088
2016	4,036
2017	5,052
2018	10,792
2019	—
Thereafter	3,471,017
Total	$3,494,985

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Debt is classified as follows in the consolidated balance sheets (in thousands):

	December 28, 2014	December 29, 2013
Current Liabilities:
Current portion of term loans, net of unamortized discount of $16 and $1,246	$4,034	$30,089
Senior Toggle Notes	—	172,237
Current portion of other obligations	54	2,383
Total debt due within one year	4,088	204,709
Non-Current Liabilities:
Long-term portion of term loans, net of unamortized discount of $8,151 and $8,244	3,490,897	3,760,421
Long-term portion of other obligations	—	54
Total long-term debt	3,490,897	3,760,475
Total Debt	$3,494,985	$3,965,184
Senior Secured Credit Facility—On December 27, 2013, in connection with its acquisition of Local TV, the Company as borrower, along with certain of its operating subsidiaries as guarantors, entered into a $4.073 billion secured credit facility with a syndicate of lenders led by JPMorgan (the “Secured Credit Facility”). The Secured Credit Facility consists of a $3.773 billion term loan facility (the “Term Loan Facility”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). The proceeds of the Term Loan Facility were used to pay the purchase price for Local TV and refinance the existing indebtedness of Local TV and the Term Loan Exit Facility (See Note 3). The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. The Revolving Credit Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy of representations and warranties. Under the terms of the Secured Credit Facility, the amount of the Term Loan Facility and/or the Revolving Credit Facility may be increased and/or one or more additional term or revolving facilities may be added to the Secured Credit Facility by entering into one or more incremental facilities, subject to a cap equal to the greater of (x) $1.000 billion and (y) the maximum amount that would not cause the Company’s net first lien senior secured leverage ratio (treating debt incurred in reliance of this basket as secured on a first lien basis whether or not so secured), as determined pursuant to the terms of the Secured Credit Facility, to exceed 4.50:1.00.
The Term Loan Facility bears interest, at the election of the Company, at a rate per annum equal to either (i) the sum of LIBOR, adjusted for statutory reserve requirements on Euro currency liabilities (“Adjusted LIBOR”), subject to a minimum rate of 1.0%, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0% (“Alternative Base Rate”), plus an applicable margin of 2.0%. Loans under the Revolving Credit Facility bear interest, at the election of the Company, at a rate per annum equal to either (i) Adjusted LIBOR plus an applicable margin in the range of 2.75% to 3.0% or (ii) the Alternative Base Rate plus an applicable margin in the range of 1.75% to 2.0%, based on the Company’s net first lien senior secured leverage ratio for the applicable period. The Revolving Credit Facility also includes a fee on letters of credit equal to the applicable margin for Adjusted LIBOR loans and a letter of credit issuer fronting fee equal to 0.125% per annum, in each case, calculated based on the stated amount of letters of credit and payable quarterly in arrears, in addition to the customary charges of the issuing bank. Under the terms of the Revolving Credit Facility, the Company is also required to pay a commitment fee, payable quarterly in arrears, calculated based on the unused portion of the Revolving Credit Facility. The commitment fee will be 0.25%, 0.375% or 0.50% based

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

on the Company’s net first lien senior secured leverage ratio for the applicable period. Overdue amounts under the Term Loan Facility and the Revolving Credit Facility are subject to additional interest of 2.0% per annum.
Quarterly installments in an amount equal to 0.25% of the original principal amount of the Term Loan Facility were due beginning March 31, 2014. All amounts outstanding under the Term Loan Facility are due and payable on December 27, 2020. The Company may repay the term loans at any time without premium penalty, subject to breakage costs. As further described in Note 2, on August 4, 2014, the Company received a $275 million cash dividend from Tribune Publishing utilizing borrowings of $350 million under a senior term loan facility entered into by Tribune Publishing prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under the Term Loan Facility. As a result of this repayment, quarterly principal installments are no longer due under the Term Loan Facility. All of the outstanding borrowings under the Tribune Publishing senior term loan facility were distributed to Tribune Publishing in connection with the Publishing Spin-off.
Availability under the Revolving Credit Facility will terminate, and all amounts outstanding under the Revolving Credit Facility will be due and payable on December 27, 2018, but the Company may repay outstanding loans under the Revolving Credit Facility at any time without premium or penalty, subject to breakage costs in certain circumstances.
The Company is required to prepay the Term Loan Facility: (i) with the proceeds from certain material asset dispositions (but excluding proceeds from dispositions of publishing assets, real estate and its equity investments in CareerBuilder, LLC and Classified Ventures, LLC, and, in certain instances, Television Food Network, G.P.), provided that the Company prior to making any prepayment has rights to reinvest the proceeds to acquire assets for use in its business; within specified periods of time, (ii) with the proceeds from the issuance of new debt (other than debt permitted to be incurred under the Secured Credit Facility) and (iii) commencing with the 2014 fiscal year, 50% (or, if the Company’s net first lien senior secured leverage ratio, as determined pursuant to the terms of the Secured Credit Facility, is less than or equal to 4.00:1.00, then 0%) of “excess cash flow” generated by the Company for the fiscal year, as determined pursuant to the terms of the Secured Credit Facility credit agreement, less the aggregate amount of optional prepayments under the Revolving Credit Facility to the extent that such prepayments are accompanied by a permanent optional reduction in commitments under the Revolving Credit Facility, and subject to a $500 million minimum liquidity threshold before any such prepayment is required, provided that the Company’s mandatory prepayment obligations in the case of clause (i) (asset sales) and clause (iii) (excess cash flow) do not apply at any time during which the Company’s public corporate family rating issued by Moody’s is Baa3 or better and public corporate rating issued by S&P is BBB- or better. The loans under the Revolving Credit Facility also must be prepaid and the letters of credit cash collateralized or terminated to the extent the extensions of credit under the Revolving Credit Facility exceed the amount of the revolving commitments.
The Revolving Credit Facility includes a covenant which requires the Company to maintain a net first lien leverage ratio of no greater than 5.75 to 1.00 for each period of four consecutive fiscal quarters most recently ended beginning with the period ending March 30, 2014. Beginning with the period ending March 29, 2015, the covenant requires the Company to maintain a net first lien leverage ratio of no greater than 5.25 to 1.00 for each period of four consecutive fiscal quarters most recently ended. The covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 25% of the amount of revolving commitments. This covenant was not required to be tested for the quarterly period ended December 28, 2014.
The obligations of the Company under the Secured Credit Facility are guaranteed by all of the Company’s wholly-owned domestic subsidiaries, other than certain excluded subsidiaries (the “Guarantors”). The Secured Credit Facility is secured by a first priority lien on substantially all of the personal property and assets of the Company and the Guarantors, subject to certain exceptions. The Secured Credit Facility contains customary limitations, including, among other things, on the ability of the Company and its subsidiaries to incur indebtedness and liens, sell assets, make investments and pay dividends to its shareholders.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

In addition, the Company and the Guarantors guarantee the obligations of Dreamcatcher under its $27 million senior secured credit facility (the “Dreamcatcher Credit Facility”) entered into in connection with Dreamcatcher’s acquisition of the Dreamcatcher stations (see Note 5). The obligations of the Company and the Guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with its obligations under the Secured Credit Facilities.
The Term Loan Facility was issued at a discount of 25 basis points, totaling $9 million, which will be amortized to interest expense by the Company over the expected term of the facility utilizing the effective interest rate method.
The Company incurred transaction costs totaling $78 million in connection with the Term Loan Facility in fiscal 2013. Transaction costs of $6 million relating to the Term Loan Exit Facility (see Note 3), which was extinguished in the fourth quarter of 2013, continue to be amortized over the term of the Term Loan Facility pursuant to ASC Topic 470 “Debt.” These costs are classified in other assets in the Company’s consolidated balance sheet. The Company’s total unamortized transaction costs were $72 million and $84 million at December 28, 2014 and December 29, 2013, respectively. These costs will be amortized to interest expense over the contractual term of the Term Loan Facility.
At December 28, 2014, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $27 million of standby letters of credit outstanding, primarily in support of the Company’s workers compensation insurance programs.
Senior Toggle Notes—In conjunction with the acquisition of Local TV on December 27, 2013 (see Note 5), the Company provided a notice to holders of the Senior Toggle Notes that it intended to redeem such notes within a thirty-day period. On December 27, 2013, the Company deposited $202 million with the Trustee ($174 million of which, inclusive of accrued interest of $2 million, was payable to third parties and the remaining $28 million was payable to a subsidiary of the Company), together with irrevocable instructions to apply the deposited money to the full repayment of the Senior Toggle Notes. At December 29, 2013, the $202 million deposit is presented as restricted cash and cash equivalents on the Company’s consolidated balance sheet. The Senior Toggle Notes were fully repaid on January 27, 2014 through the use of the deposited funds held by the Trustee, including amounts owed to the Company’s subsidiary.
Other—During 2014, the Company incurred $10 million of transaction costs related to a senior secured credit facility which was entered into by Tribune Publishing in connection with the spin-off of the Company’s principal publishing operations on August 4, 2014. The related assets and liabilities for these transaction costs were distributed to Tribune Publishing in the Publishing Spin-off (see Note 2).
Exit Financing Facilities—On the Effective Date, Reorganized Tribune Company as borrower, along with certain of its operating subsidiaries as guarantors, entered into a $1.100 billion secured term loan facility with a syndicate of lenders led by JPMorgan (the “Term Loan Exit Facility”). Reorganized Tribune Company as borrower, along with certain of its operating subsidiaries as additional borrowers or guarantors, also entered into a secured asset-based revolving credit facility of $300 million, subject to borrowing base availability, with a syndicate of lenders led by Bank of America, N.A. (the “ABL Exit Facility” and together with the Term Loan Exit Facility, the “Exit Financing Facilities”). The proceeds from the Term Loan Exit Facility were used to fund certain required payments under the Plan (see Note 3). In connection with entering into the Secured Credit Facility to fund the Local TV Acquisition (see Note 5), the Exit Financing Facilities were terminated and repaid in full on December 27, 2013. The lenders under the Term Loan Exit Facility received $1.106 billion consisting of $1.095 billion in principal and accrued interest and a prepayment premium of $11 million. There were no amounts outstanding under the ABL Exit Facility at the time of termination. The Company recognized a loss of $28 million on the extinguishment of the Term Loan Exit Facility in its consolidated statement of operations for the year ended December 29, 2013, which includes the prepayment premium of $11 million, unamortized debt issuance costs of $7 million and an unamortized original issuance discount of $10 million.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10: CONTRACTS PAYABLE FOR BROADCAST RIGHTS
Contracts payable for broadcast rights totaled $459 million and $220 million at December 28, 2014 and December 29, 2013, respectively. Scheduled future obligations under contractual agreements for broadcast rights at December 28, 2014 are as follows (in thousands):

2015	$178,685
2016	81,261
2017	67,768
2018	49,669
2019	33,513
Thereafter	47,608
Total	$458,504
NOTE 11: FAIR VALUE MEASUREMENTS
The Company measures and records in its consolidated financial statements certain assets and liabilities at fair value. ASC Topic 820 establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). This hierarchy consists of the following three levels:

•	Level 1 – Assets and liabilities whose values are based on unadjusted quoted prices for identical assets or liabilities in an active market.

•
Level 2 – Assets and liabilities whose values are based on inputs other than those included in Level 1, including quoted market prices in markets that are not active; quoted prices of assets or liabilities with similar attributes in active markets; or valuation models whose inputs are observable or unobservable but corroborated by market data.

•	Level 3 – Assets and liabilities whose values are based on valuation models or pricing techniques that utilize unobservable inputs that are significant to the overall fair value measurement.
The Company’s investment in Tribune Publishing is recorded at fair value and is categorized as Level 1 within the fair value hierarchy as the common stock of Tribune Publishing is publicly traded on the NYSE. The Company’s investment in Tribune Publishing is measured at fair value on a recurring basis. As of December 28, 2014 the fair value and cost basis of the Company’s investment in Tribune Publishing was $9 million and $0, respectively. The Company had no financial assets or liabilities that were measured at fair value on a recurring basis as of December 29, 2013.
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).
The carrying values of cash and cash equivalents, restricted cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value due to their short term to maturity.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows (in thousands):

	December 28, 2014		December 29, 2013
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cost method investments	$18,238	$18,238	$17,511	$17,511
Convertible note receivable	$2,000	$2,000	$—	$—
Senior Toggle Notes	$—	$—	$172,237	$172,237
Term Loan Facility	$3,411,744	$3,471,017	$3,758,851	$3,763,577
Dreamcatcher Credit Facility	$23,498	$23,914	$26,899	$26,933
The following methods and assumptions were used to estimate the fair value of each category of financial instruments.
Cost Method Investments—Cost method investments in private companies are recorded at cost, net of write-downs resulting from periodic evaluations of the carrying value of the investments. No events or changes in circumstances occurred during 2014 or 2013 that suggested a significant adverse effect on the fair value of the Company’s investments. The carrying value of the cost method investments at both December 28, 2014 and December 29, 2013 approximated fair value.
Convertible Note Receivable—The Company holds a $2 million convertible note receivable from a private company and it is recorded at cost. No events or changes in circumstances have occurred during the year ended December 28, 2014 that suggested a significant adverse effect in the fair value of this convertible note receivable. The carrying value of the convertible note receivable at December 28, 2014 approximated fair value.
Senior Toggle Notes—The carrying amount of the Company’s Senior Toggle Notes at December 29, 2013 approximates fair value based on the short term to maturity.
Term Loan Facility—The fair value of the outstanding principal balance of the Company’s Term Loan Facility at both December 28, 2014 and December 29, 2013 is based on pricing from observable market information in a non-active market and is classified in Level 2 of the fair value hierarchy.
Dreamcatcher Credit Facility—The fair value of the outstanding principal balance of the Company’s Dreamcatcher Credit Facility at both December 28, 2014 and December 29, 2013 is based on pricing from observable market information for similar instruments in a non-active market and is classified in Level 2 of the fair value hierarchy.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12: COMMITMENTS AND CONTINGENCIES
Broadcast Rights—The Company has entered into certain contractual commitments for broadcast rights that are not currently available for broadcast, including programs not yet produced. In accordance with ASC Topic 920, such commitments are not included in the Company’s consolidated financial statements until the cost of each program is reasonably determinable and the program is available for its first showing or telecast. If programs are not produced, the Company’s commitments would expire without obligation. Payments for broadcast rights generally commence when the programs become available for broadcast. At December 28, 2014 and December 29, 2013, these contractual commitments totaled $960 million and $879 million, respectively.
Operating Leases—The Company leases certain equipment and office and production space under various operating leases. Net lease expense from continuing operations was $27 million in 2014, $20 million in 2013 and $16 million in 2012. The Company’s future minimum lease payments under non-cancelable operating leases at December 28, 2014 were as follows (in thousands):

2015	$28,059
2016	25,405
2017	21,995
2018	16,712
2019	13,878
Thereafter	43,774
Total	$149,823
Other Commitments—At December 28, 2014, the Company had commitments related to the purchase of technology services, news and market data services, and talent contracts totaling $280 million.
FCC Regulation—Various aspects of the Company’s operations are subject to regulation by governmental authorities in the United States. The Company’s television and radio broadcasting operations are subject to FCC jurisdiction under the Communications Act of 1934, as amended. FCC rules, among other things, govern the term, renewal and transfer of radio and television broadcasting licenses, and limit the number of media interests in a local market that a single entity can own. Federal law also regulates the rates charged for political advertising and the quantity of advertising within children’s programs.
Television and radio broadcast station licenses are granted for terms of up to eight years and are subject to renewal by the FCC in the ordinary course, at which time they may be subject to petitions to deny the license renewal applications. As of February 28, 2015, the Company had FCC authorization to operate 39 television stations and one AM radio station. Renewal applications for 11 of those stations are currently pending. Two additional renewal applications are expected to be filed with the FCC in 2015.
Under the FCC’s “Local Television Multiple Ownership Rule” (the “Duopoly Rule”), the Company may own up to two television stations within the same Nielsen Designated Market Area (“DMA”) (i) provided certain specified signal contours of the stations do not overlap, (ii) where certain specified signal contours of the stations overlap but, at the time the station was created, no more than one of the stations was a top 4-rated station and the market would continue to have at least eight independently-owned full power stations after the station combination is created or (iii) where certain waiver criteria are met. The Company owns duopolies permitted under the “top-4/8 voices” test in the Seattle, Denver, St. Louis, Indianapolis, Oklahoma City and New Orleans DMAs. The Indianapolis duopoly is permitted under the Duopoly Rule because it met the top-4/8 voices test at the time we acquired WTTV(TV)/WTTK(TV) in July 2002. Duopoly Rule waivers granted in connection with the FCC’s approval of the Company’s plan of reorganization (the “Exit Order”) or the Local TV Acquisition (the “Local TV Transfer Order”) authorize the Company’s ownership of duopolies in the New Haven-Hartford and Fort Smith-Fayetteville DMAs, and full power “satellite” stations in the Denver and Indianapolis DMAs.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Under the FCC’s “Newspaper Broadcast Cross Ownership Rule” (the “NBCO Rule”), the Company and holders of “attributable interests” in the Company generally are prohibited from owning or holding attributable interests in both daily newspapers and broadcast stations in the same market. On August 4, 2014, the Company completed the Publishing Spin-off and retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of the outstanding common stock of Tribune Publishing (see Note 2). The Company determined that it does not have an attributable interest in the daily newspaper business or operations of Tribune Publishing. As a result of the pro rata distribution of Tribune Publishing stock to shareholders of the Company, the three attributable shareholders of the Company (collectively, the “Attributable Shareholders”) became attributable shareholders of Tribune Publishing. The residual common attributable interests of the Attributable Shareholders in the Company and Tribune Publishing maintain the status quo with respect to these shareholders’ interests in the companies.
The Company’s television/newspaper interests in the New York market (together with the Company’s former television/newspaper combinations in the Los Angeles, Miami-Fort Lauderdale and Hartford-New Haven markets) are subject to a temporary waiver of the NBCO Rule granted in the Exit Order. (The Company’s former Chicago market radio/television/newspaper combination was permanently grandfathered by the FCC in the same order.) On November 12, 2013, the Company filed with the FCC a request for extension of the temporary NBCO Rule waivers granted in the Exit Order. That request is pending. Meanwhile, in its pending 2014 Quadrennial Review of the ownership rules, the FCC is considering a proposal that would modify the NBCO Rule by establishing a favorable presumption with respect to certain daily newspaper/broadcast combinations in the 20 largest markets and a rebuttable negative presumption with respect to such combinations in all other markets. The proceeding is pending. The Company cannot predict the outcome of this proceeding or whether the FCC will allow the Company’s existing temporary (New York) waiver to remain in effect pending the conclusion of the proceeding.
The FCC’s “National Television Multiple Ownership Rule” prohibits the Company from owning television stations that, in the aggregate, reach more than 39% of total U.S. television households, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). The Company’s current national reach would exceed the 39% cap on an undiscounted basis. In a pending rulemaking proceeding the FCC has proposed to repeal the UHF Discount but to grandfather existing combinations that exceed the 39% cap. Under the FCC’s proposal, absent a waiver, a grandfathered station group would have to come into compliance with the modified cap upon a sale or transfer of control. If adopted as proposed, the elimination of the UHF Discount would affect the Company’s ability to acquire additional television stations (including the Dreamcatcher stations that are the subject of certain option rights held by the Company, see Note 5 for further information).
Under FCC policy and precedent a television station or newspaper publisher may provide certain operational support and other services to a separately-owned television station in the same market pursuant to a “shared services agreement” (“SSA”) where the Duopoly Rule or NBCO Rule would not permit common ownership of the properties. In the Local TV Transfer Order the FCC authorized the Company to provide services (not including advertising sales) under SSAs to the Dreamcatcher stations. In its pending 2014 Quadrennial Review proceeding, the FCC is seeking comment on proposals to adopt reporting requirements for SSAs. The Company cannot predict the outcome of that proceeding or its effect on the Company’s business or operations. Meanwhile, in a public notice released on March 12, 2014, the FCC announced that pending and future transactions involving SSAs will be subject to a higher level of scrutiny if they include a combination of certain operational and economic features. Although the Company currently has no transactions pending before the FCC that would be subject to such higher scrutiny, this policy could limit the Company’s future ability to enter into SSAs or similar arrangements. In a Report and Order issued on April 15, 2014, the FCC amended its rules to treat any “joint sales agreement” (“JSA”) pursuant to which a television station sells more than 15% of the weekly advertising time of another television station in the same market as an attributable ownership interest subject to the Duopoly Rule. A similar rule already was in effect for radio JSAs. Pursuant to that order and related legislation, existing JSAs that create impermissible duopolies must be unwound or revised to come into compliance by December 19, 2016. The Company is not a party to any JSAs. An appeal of the FCC’s April 15, 2014 Report and Order is pending before the U.S. Court of Appeals for the District of Columbia Circuit. In a Report and Order and Further Notice of Proposed Rulemaking issued on March 31, 2014, the FCC is seeking comment on whether to eliminate or modify its “network non-duplication” and “syndicated

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

exclusivity” rules, pursuant to which local television stations may enforce their contractual exclusivity rights with respect to network and syndicated programming. In addition, the FCC adopted a rule prohibiting two or more separately owned top-4 stations in a market from negotiating jointly for retransmission consent. However, in STELAR, Congress directed the FCC to adopt (within nine months) regulations that will prohibit a television station from coordinating retransmission consent negotiations or negotiating retransmission consent on a joint basis with a separately owned television station in the same market, irrespective of ratings. The Company does not currently engage in retransmission consent negotiations jointly with any other stations in its markets. The Company cannot predict the impact of the new rule or the FCC’s further proposals on our business.
From time to time, the FCC revises existing regulations and policies in ways that could affect the Company’s broadcasting operations. In addition, Congress from time to time considers and adopts substantive amendments to the governing communications legislation. For example, legislation was enacted in February 2012 that, among other things, authorizes the FCC to conduct voluntary “incentive auctions” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.75 billion. If some or all of the Company’s television stations are required to change frequencies or otherwise modify their operations, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. In a Report and Order released on June 2, 2014, the FCC adopted rules to implement the incentive auction and repacking and identified additional proceedings it intends to conduct related to the incentive auction. Petitions for reconsideration of certain aspects of these rules remain pending, and the Report and Order is also subject to a petition for judicial review. The FCC has continued to release additional orders related to the repacking and incentive auctions. The Company cannot predict the likelihood, timing or outcome of any FCC regulatory action in this regard or its effect upon the Company’s business.
As described in Note 5, the Company completed the Local TV Acquisition on December 27, 2013 pursuant to FCC staff approval granted on December 20, 2013 in the Local TV Transfer Order. On January 22, 2014, Free Press filed an Application for Review seeking review by the full Commission of the Local TV Transfer Order. The Company filed an Opposition to the Application for Review on February 21, 2014. Free Press filed a reply on March 6, 2014. The matter is pending.
Other Contingencies—The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies. See Note 13 for a discussion of potential income tax liabilities.
The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or liquidity.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 13: INCOME TAXES
The following is a reconciliation of income taxes from continuing operations computed at the U.S. federal statutory rate of 35% to income tax expense (benefit) from continuing operations reported in the consolidated statements of operations (in thousands):

	Successor		Predecessor
	2014	2013	Dec. 31, 2012	2012
Income from continuing operations before income taxes	$741,810	$258,907	$8,284,314	$266,730

Federal income taxes (35% in 2014, 2013 and 0% in 2012)	259,633	90,617	—	—
State and local income taxes, net of federal tax benefit	31,535	11,768	—	6,156
Domestic production activities deduction	(7,910)	(7,560)	—	—
Non-deductible reorganization and acquisition costs	4,268	6,466	—	—
Federal income taxes related to non-qualified subchapter S subsidiaries	—	—	—	2,395
Income tax settlements and other adjustments, net	(1,801)	(15,878)	—	(26,867)
Tax rate change due to Publishing Spin-off	(10,810)	—	—	—
Excess capital losses	—	6,944	—	—
Other, net	3,784	3,608	—	1,411
Income taxes on reorganization items	—	—	181,734	—
Income taxes attributable to fair value adjustments	—	—	888,455	—
Income tax expense (benefit) from continuing operations	$278,699	$95,965	$1,070,189	$(16,905)

Effective tax rate	37.6%	37.1%	12.9%	(6.3)%
Subchapter S Corporation Election, Subsequent Conversion to C Corporation and Implementation of Fresh-Start Reporting—On March 13, 2008, the Predecessor filed an election to be treated as a subchapter S corporation under the IRC, which election became effective as of the beginning of the Predecessor’s 2008 fiscal year. The Predecessor also elected to treat nearly all of its subsidiaries as qualified subchapter S subsidiaries. Subject to certain limitations (such as the built-in gain tax applicable for 10 years to gains accrued prior to the election), the Predecessor was no longer subject to federal income tax. Instead, the Predecessor’s taxable income was required to be reported by its shareholders. The ESOP was the Predecessor’s sole shareholder and was not taxed on the share of income that was passed through to it because the ESOP was a qualified employee benefit plan. Although most states in which the Predecessor operated recognize the subchapter S corporation status, some imposed income taxes at a reduced rate.
As a result of the election and in accordance with ASC Topic 740, the Predecessor reduced its net deferred income tax liabilities to report only deferred income taxes relating to states that assess taxes on subchapter S corporations and subsidiaries that were not qualified subchapter S subsidiaries.
On the Effective Date and in accordance with and subject to the terms of the Plan, (i) the ESOP was deemed terminated in accordance with its terms, (ii) all of the Predecessor’s $0.01 par value common stock held by the ESOP was cancelled and (iii) new shares of Reorganized Tribune Company were issued to shareholders who did not meet the necessary criteria to qualify as a subchapter S corporation shareholder. As a result, Reorganized Tribune

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Company converted from a subchapter S corporation to a C corporation under the IRC and therefore is subject to federal and state income taxes in periods subsequent to the Effective Date. The net tax expense relating to this conversion and other reorganization adjustments recorded in connection with Reorganized Tribune Company’s emergence from bankruptcy was $195 million, which was reported as an increase in deferred income tax liabilities in the Predecessor’s December 31, 2012 consolidated balance sheet and an increase in income tax expense in the Predecessor’s consolidated statement of operations for December 31, 2012. In addition, the implementation of fresh-start reporting, as described in Note 4, resulted in an aggregate increase of $968 million in net deferred income tax liabilities in the Predecessor’s December 31, 2012 consolidated balance sheet and an aggregate increase of $968 million in income tax expense in the Predecessor’s consolidated statement of operations for December 31, 2012. As a C corporation, Reorganized Tribune Company is subject to income taxes at a higher effective tax rate.
As described in Note 4, amounts included in the Predecessor’s accumulated other comprehensive income (loss) at December 30, 2012 were eliminated. As a result, the Company recorded $1.071 billion of previously unrecognized cumulative pretax losses in reorganization items, net and a related income tax benefit of $163 million in the Predecessor’s consolidated statement of operations for December 31, 2012.
In 2014, income tax expense amounted to $279 million, which included favorable adjustments of $2 million primarily related to the resolution of certain federal income tax matters and an $11 million one-time benefit due to the decrease in the Company’s net state deferred tax liabilities as a result of the change in the Company’s income tax rate immediately following the Publishing Spin-off.
In 2013, income tax expense amounted to $96 million primarily as a result of the Company’s conversion to a C corporation as discussed above. Income tax expense in 2013 includes $16 million of income tax benefit primarily related to the resolution of certain federal income tax matters and refunds of interest paid on prior tax assessments, partially offset by $7 million of income tax expense related to capital losses generated in 2013 but not utilized and not available to carryforward as a result of emergence from bankruptcy (see “Emergence from Chapter 11” section below).
The net income tax expense in the Predecessor’s consolidated statement of operations for December 31, 2012 totaled $1.001 billion, of which a $70 million income tax benefit is included in income from discontinued operations, net of taxes. See Note 4 for further information.
In 2012, income tax expense amounted to a net benefit of $17 million and included $27 million of favorable settlements of various state tax issues and other adjustments. These adjustments primarily related to the resolution of certain issues in connection with the states of Maryland, Illinois and California.
The Company has not recorded a provision for deferred U.S. income tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of undistributed foreign earnings was less than $2 million at December 28, 2014 and less than $1 million at December 29, 2013 and December 30, 2012, respectively. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Components of income tax expense (benefit) from continuing operations were as follows (in thousands):

	Successor		Predecessor
	2014	2013	Dec. 31, 2012	2012
Current:
U.S. federal	$382,727	$97,914	$(7,246)	$12,223
State and local	77,179	20,308	1,047	(31,592)
Sub‑total	459,906	118,222	(6,199)	(19,369)
Deferred:
U.S. federal	(136,869)	(18,727)	918,604	(3,302)
State and local	(44,338)	(3,530)	157,784	5,766
Sub‑total	(181,207)	(22,257)	1,076,388	2,464
Total income tax expense (benefit) from continuing operations	$278,699	$95,965	$1,070,189	$(16,905)

Significant components of the Company’s net deferred tax assets and liabilities were as follows (in thousands):

	December 28, 2014	December 29, 2013
Deferred tax assets:
Broadcast rights	$71,407	$81,562
Postretirement benefits other than pensions	5,570	24,456
Stock-based compensation and other employee benefits	13,447	5,300
Pensions	185,514	80,280
Other accrued liabilities	21,923	45,169
Other future deductible items	14,451	18,118
Net operating loss carryforwards	12,327	7,131
Accounts receivable	2,671	6,716
	327,310	268,732
Valuation allowance on net operating loss carryforwards	(7,557)	(2,634)
Total deferred tax assets	$319,753	$266,098

Deferred tax liabilities:
Net intangible assets	$668,450	$629,645
Investments	442,554	612,759
Deferred gain on partnership contributions	283,950	309,248
Net properties	49,122	51,404
Other	2,216	2,234
Total deferred tax liabilities	1,446,292	1,605,290
Net deferred tax liabilities	$1,126,539	$1,339,192

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Federal, State and Foreign Operating Loss Carryforwards—At December 28, 2014 and December 29, 2013, the Company had approximately $149 million and $99 million, respectively, of federal, state and foreign operating loss carryforwards. Included in these amounts are approximately $46 million of state net operating losses acquired as part of the acquisition of Gracenote against which a full valuation allowance of approximately $4 million has been recorded, and $90 million of state net operating loss carryforwards acquired as part of the Local TV Acquisition for which a $4 million deferred tax asset has been recorded. The carryforwards will expire between 2015 and 2034.
Matthew Bender and Mosby Tax Liability—During 1998, Times Mirror, which was acquired by the Company in 2000, disposed of its Matthew Bender and Mosby subsidiaries in separate transactions, which were structured to qualify as tax-free reorganizations under the IRC. In 2001, the IRS contested the Times Mirror reporting position and in September 2005 and January 2006, the United States Tax Court issued opinions which concluded that the transactions were taxable. During the third quarter of 2007, as part of the appeals negotiations, the Company and the IRS settled the disputed tax issues. Although the 2007 settlement resolved the federal tax issues, certain state income tax issues resulting from the Tax Court ruling remained unresolved. At December 27, 2009, the Company’s recorded liability for these state income tax issues totaled $39 million. In 2010, as the result of a partial settlement reached with the state of California, as well as the expiration of the statute of limitations in other jurisdictions, the Company reduced the liability to $9 million. The reduction in the liability was reported as a $30 million reduction in 2010 income tax expense. In 2012, the Company reached final resolution with the state of California and the state of Utah, which eliminated the Company’s liability. As a result, the Company reported a favorable adjustment of $9 million to income tax expense in 2012.
Newsday and Chicago Cubs Transactions—As further described in Note 8, the Company consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC, through NMG Holdings, Inc., owns approximately 97% and the Company owns approximately 3% of NHLLC. The fair market value of the contributed NMG net assets exceeded its tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. In March 2013, the IRS issued its audit report on the Company’s federal income tax return for 2008 which concluded that the gain should have been included in the Company’s 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on these amounts through December 28, 2014 would be approximately $30 million. The Company disagrees with the IRS’s position and has timely filed its protest in response to the IRS’s proposed tax adjustments. The Company is contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, the Company would also be subject to approximately $31 million, net of tax benefits, of state income taxes and related interest through December 28, 2014. The Company does not maintain any tax reserves relating to the Newsday Transactions. In accordance with ASC Topic 740, the Company’s consolidated balance sheet at December 28, 2014 and December 29, 2013 includes a deferred tax liability of $110 million and $124 million, respectively, related to the future recognition of taxable income related to the Newsday Transactions.
As further described in Note 8, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns approximately 95% and the Company owns approximately 5% of the membership interests in New Cubs LLC. The fair market value of the contributed Chicago Cubs Business exceeded its tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. The IRS is currently auditing the Company’s 2009 federal income tax return which includes the Chicago Cubs Transactions. The Company expects the IRS to issue its report in 2015. If the gain on the Chicago Cubs Transactions is deemed by the IRS to be taxable in 2009, the federal and state income taxes would be approximately $225 million before interest and penalties. The Company does not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, the Company’s consolidated balance sheet at December 28, 2014 and December 29, 2013 includes a deferred tax liability of $174 million and $185 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accounting for Uncertain Tax Positions—The Company accounts for uncertain tax positions in accordance with ASC Topic 740, which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC Topic 740, a company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. ASC Topic 740 requires the tax benefit recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, and disclosure.
The Company’s liability for unrecognized tax benefits totaled $19 million at December 28, 2014 and $22 million at December 29, 2013. If all of the unrecognized tax benefits at those dates had been recognized, there would have been a favorable $17 million and $20 million impact on the Company’s reported income tax expense in 2014 and 2013, respectively.
As allowed by ASC Topic 740, the Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At both December 28, 2014 and December 29, 2013, the Company’s accrued interest and penalties related to uncertain tax positions totaled approximately $1 million and less than $1 million, respectively.
The IRS has completed its audits of the Company’s returns for all fiscal years prior to 2008 and the Company has paid all taxes relating to tax years ended prior to 2008. State income tax returns are generally subject to examination for a period of three to five years after they are filed, although many states often receive extensions of time from the Company. In addition, states may examine the state impact of any federal changes for a period of up to one year after the states are formally notified of the changes. The Company currently has various state income tax returns in the process of examination or administrative appeals. No foreign income tax returns are currently in the process of examination or administrative appeal.
The following summarizes the changes in the Company’s liability for unrecognized tax benefits during 2012, 2013 and 2014 (in thousands):

Liability at December 25, 2011	$35,147
Gross increase as a result of tax positions related to a prior period	257
Gross increase as a result of tax positions related to the current period	8,065
Decreases related to settlements with taxing authorities	(19,887)
Liability at December 30, 2012	$23,582
Gross increase as a result of tax positions related to a prior period	642
Gross increase as a result of tax positions related to the current period	7,009
Decreases related to settlements with taxing authorities	(9,689)
Liability at December 29, 2013	$21,544
Gross increase as a result of tax positions related to a prior period	913
Decreases related to statute expirations	(3,605)
Liability at December 28, 2014	$18,852
Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. The Company expects that the total amount of unrecognized tax benefits will decrease by approximately $2 million within the next twelve months due to the resolution of tax examination issues and statute expirations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Emergence From Chapter 11—Prior to the Effective Date, the Company and its subsidiaries consummated an internal restructuring, pursuant to and in accordance with the terms of the Plan. These restructuring transactions included, among other things, (i) converting certain of the Company’s subsidiaries into limited liability companies or merging certain of the Company’s subsidiaries into newly-formed limited liability companies, (ii) consolidating and reallocating certain operations, entities, assets and liabilities within the organizational structure of the Company and (iii) establishing a number of real estate holding companies. These transactions had no impact on reported income tax expense for 2012.
Generally, for federal tax purposes, the discharge of a debt obligation in a bankruptcy proceeding for an amount less than its adjusted issue price (as defined in the IRC) creates cancellation of indebtedness income (“CODI”) that is excludable from the obligor’s taxable income. However, certain income tax attributes are reduced by the amount of CODI. The prescribed order of income tax attribute reduction is as follows: (i) net operating losses for the year of discharge and net operating loss carryforwards, (ii) most credit carryforwards, including the general business credit and the minimum tax credit, (iii) net capital losses for the year of discharge and capital loss carryforwards and (iv) the tax basis of the debtors’ assets. At the Effective Date, a subsidiary of Reorganized Tribune Company had a net operating loss carryforward which was reduced to zero as a result of the CODI rules. The CODI rules also require Reorganized Tribune Company to reduce any capital losses generated and not utilized during 2013. The impact of the reduction in tax basis of assets and the elimination of the net operating loss carryforward were reflected in income tax expense in the Predecessor’s consolidated statement of operations for December 31, 2012.
NOTE 14: PENSION AND OTHER RETIREMENT PLANS
Employee Pension Plans— The Tribune Company pension plan was frozen as of December 1998 in terms of pay and service. An employee stock ownership plan established in 1988 was fully allocated at the end of 2003 and was replaced by an enhanced 401(k) plan in 2004.
In connection with the Times Mirror acquisition, the Company assumed defined benefit pension plans and various other contributory and non-contributory retirement plans covering substantially all of Times Mirror’s former employees. In general, benefits under the Times Mirror defined benefit plans were based on the employee’s years of service and compensation during the last five years of employment. In December 2005, the pension plan benefits for former Times Mirror non-union and non-Newsday employees were frozen. In March 2006, the pension plan benefits for Newsday union and non-union employees were frozen. Benefits provided by Times Mirror’s Employee Stock Ownership Plan (“Times Mirror ESOP”), which was fully allocated as of December 31, 1994, are used to offset certain pension plan benefits and, as a result, the defined benefit plan obligations are net of the actuarially equivalent value of the benefits earned under the Times Mirror ESOP. The maximum offset is equal to the value of the benefits earned under the defined benefit plan.
Effective January 1, 2008, the Tribune Company pension plan was amended to provide a tax-qualified, non-contributory guaranteed cash balance benefit for eligible employees. In addition, effective December 31, 2007, the Tribune Company pension plan was amended to provide a special one-time initial cash balance benefit for eligible employees. On November 3, 2009, the Company announced that participant cash balance accounts in the Tribune Company pension plan would be frozen after an allocation equal to 3% of eligible compensation for the 2009 plan year was made to the accounts of eligible employees. Such an allocation was made during the first quarter of 2010.
The Company also maintains three small defined benefit pension plans for other employees and former employees and participates in several multiemployer pension plans on behalf of employees represented by certain unions. During 2011, two of these small Company-sponsored defined benefit pension plans were frozen. In March 2011, the pension plan benefits of The Baltimore Sun Company Retirement Plan for Mailers (the “Baltimore Mailers Plan”) were frozen in terms of pay and service for employees covered under the collective bargaining agreement between the Company and the Baltimore Mailers Union Local No. 888. In June 2011, the pension plan benefits of The Baltimore Sun Company Employees’ Retirement Plan were frozen in terms of pay and service for employees covered under the collective bargaining agreement between the Company and the Washington-Baltimore Newspaper Guild. The other small Company-sponsored defined benefit pension plan covers certain union employees covered by

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

collective bargaining agreements and certain hourly employees not covered by a separate collective bargaining agreement. This plan is not frozen and represents less than 2% of the total projected benefit obligation for the Company-sponsored defined benefit pension plans at December 28, 2014.
See “Multiemployer Pension Plans” section below for further discussion of the Company’s participation in multiemployer pension plans.
As a result of the filing of the Chapter 11 Petitions, the Predecessor was not allowed to make postpetition benefit payments under its non-qualified pension plans unless otherwise approved by the Bankruptcy Court. In the third quarter of 2012, the Plan was confirmed which, among other things, resulted in adjustments to certain claims related to the Predecessor’s non-qualified pension plans that were otherwise contingent upon the confirmation of the Plan. As a result, the Debtors recorded losses totaling approximately $19 million related to increasing the Predecessor’s liabilities under its non-qualified pension plans pursuant to a settlement agreement. Such losses were included in reorganization costs, net in the Predecessor’s consolidated statement of operations for December 30, 2012. On the Effective Date, the Predecessor’s obligations with respect to these plans were reduced from $75 million to $26 million, which were paid under the Plan on or subsequent to the Effective Date. As a result, the Predecessor recognized a pretax gain of $49 million which is included in reorganization items, net in the Predecessor’s consolidated statement of operations for December 31, 2012.
Multiemployer Pension Plans—The Company contributes to several multiemployer defined benefit pension plans under the terms of collective-bargaining agreements that cover its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer withdraws from or otherwise ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Alternatively, if the Company chooses to stop participating in one of its multiemployer plans, it may incur a withdrawal liability based on the unfunded status of the plan.
The Company’s participation in these multiemployer pension plans at December 28, 2014 is outlined in the table below. Unless otherwise noted, the most recent Pension Protection Act (“PPA”) Zone Status available in 2014 and 2013 is for the plan’s year-end at December 31, 2013 and December 31, 2012, respectively. The PPA Zone Status is based on information that the Company received from the plan and is certified by the plan’s actuary. Among other factors, plans in the red zone are generally less than 65 percent funded, plans in the yellow zone are less than 80 percent but more than 65 percent funded, and plans in the green zone are at least 80 percent funded (as determined in accordance with the PPA). The “FIP/RP Status Pending/Implemented” column indicates plans for which a financial improvement plan (“FIP”) or a rehabilitation plan (“RP”) is either pending or has been implemented.

	EIN/Pension Plan Number	PPA Zone Status		FIP/RP Status Pending/Implemented	Company Contributions (in thousands)			Surcharge Imposed	Expiration Date of Collective Bargaining Agreement
Pension Fund		2014	2013		2014	2013	2012
AFTRA Retirement Plan	13-6414972	Green (1)	Green (1)	N/A	$2,671	$2,075	$2,005	N/A	May 31, 2014 to August 31, 2017 (2)
Other Plans (3)	—	—	—	—	3,378	4,284	3,823	—	—
					$6,049	$6,359	$5,828

(1)	The most recent PPA Zone Status available in 2014 and 2013 is for the plan’s year end at November 30, 2013 and November 30, 2012, respectively.

(2)
The Company is party to five collective bargaining agreements that require contributions to the AFTRA Retirement Plan. Two of the agreements expired on May 31, 2014 and June 20, 2014 with the parties operating under the terms of those agreements while the terms of a successor collective bargaining agreements are being negotiated. One of the agreements expired on September 14, 2014 with the parties mutually agreeing to an open-ended extension agreement. The other agreements expire on March 18, 2016 and August 31, 2017.

(3)
These contributions include contributions related to multiemployer pension plans which were assumed by Tribune Publishing subsequent to the Publishing Spin-off and totaled $3 million in 2014, $4 million in 2013 and $4 million in 2012.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company did not provide more than five percent of the total contributions for any multiemployer pension plans in which it participated. As of March 6, 2015, Forms 5500 for these multiemployer pension plans were not available for the plan years ending in 2014.
Postretirement Benefits Other Than Pensions—The Company provides postretirement health care and life insurance benefits to eligible employees under a variety of plans. There is some variation in the provisions of these plans, including different provisions for lifetime maximums, prescription drug coverage and certain other benefits.
Obligations and Funded Status—As discussed in Note 1, the Company recognizes the overfunded or underfunded status of its defined benefit pension and other postretirement plans as an asset or liability in its consolidated balance sheets and recognizes changes in that funded status in the year in which changes occur through comprehensive income (loss).
Summarized information for the Company’s defined benefit pension plans and other postretirement plans is provided below (in thousands):

	Pension Plans		Other Postretirement Plans
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Change in benefit obligations:
Projected benefit obligations, beginning of year	$1,794,470	$2,070,320	$62,072	$66,083
Service cost	463	616	328	559
Interest cost	82,109	74,489	1,466	1,994
Impact of Medicare Reform Act	—	—	78	100
Actuarial (gain) loss	353,374	(176,759)	(2,224)	(1,133)
Benefits paid	(106,043)	(99,050)	(3,821)	(5,531)
Liability distributed in Publishing Spin-off	—	—	(43,894)	—
Settlement payments for non-qualified pension plans (1)	—	(25,851)	—	—
Adjustments to non-qualified pension plans (1)	—	(49,295)	—	—
Projected benefit obligations, end of year	2,124,373	1,794,470	14,005	62,072
Change in plans’ assets:
Fair value of plans’ assets, beginning of year	1,595,294	1,523,131	—	—
Actual return on plans’ assets	155,456	164,373	—	—
Employer contributions	10,550	6,840	3,821	5,531
Benefits paid	(106,043)	(99,050)	(3,821)	(5,531)
Fair value of plans’ assets, end of year	1,655,257	1,595,294	—	—
Funded (under funded) status of the plans	$(469,116)	$(199,176)	$(14,005)	$(62,072)

(1)
On the Effective Date, the Predecessor’s obligations with respect to its non-qualified pension plans were reduced from $75 million to $26 million, which were paid under the Plan on or subsequent to the Effective Date. As a result, the Predecessor recognized a pretax gain of $49 million which was included in reorganization items, net in the Predecessor’s consolidated statements of operations for December 31, 2012.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts recognized in the Company’s consolidated balance sheets consisted of (in thousands):

	Pension Plans		Other Postretirement Plans
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Employee compensation and benefits	$—	$—	$(1,495)	$(6,687)
Pension obligations, net	(469,116)	(199,176)	—	—
Postretirement medical, life and other benefits	—	—	(12,510)	(55,385)
Net amount recognized	$(469,116)	$(199,176)	$(14,005)	$(62,072)

The accumulated benefit obligation, which excludes the impact of future compensation increases, for all defined benefit pension plans was $2.124 billion and $1.794 billion at December 28, 2014 and December 29, 2013, respectively. The increase in the projected benefit obligation at December 28, 2014 was primarily driven by a decrease in the discount rate used for discounting future benefit obligations and the use of new mortality and mortality improvement tables that were issued in 2014 that raise life expectancies which thereby increases the estimated amount of future benefit payments to plan participants.
The components of net periodic benefit cost for Company-sponsored plans were as follows (in thousands):

	Pension Plans				Other Postretirement Plans
	Successor		Predecessor		Successor		Predecessor
	2014	2013	Dec. 31, 2012	2012	2014	2013	Dec. 31, 2012	2012
Service cost	$463	$616	$—	$877	$328	$559	$—	$890
Interest cost	82,109	74,489	—	77,846	1,466	1,994	—	2,654
Expected return on plans’ assets	(113,056)	(109,885)	—	(104,056)	—	—	—	—
Recognized actuarial loss (gain)	(159)	—	—	126,898	(22)	—	—	(5,343)
Amortization of prior service costs (credits)	—	—	—	208	—	—	—	(1,132)
Net periodic benefit cost (credit)	$(30,643)	$(34,780)	$—	$101,773	$1,772	$2,553	$—	$(2,931)
Adjustments to non-qualified pension plans (1)	$—	$—	$(49,295)	$—	$—	$—	$—	$—

(1)
On the Effective Date, the Predecessor’s obligations with respect to its non-qualified pension plans were reduced from $75 million to $26 million, which were paid under the Plan on or subsequent to the Effective Date. As a result, the Predecessor recognized a pretax gain of $49 million which was included in reorganization items, net in the Predecessor’s consolidated statements of operations for December 31, 2012.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The amounts of net periodic benefit cost for Company-sponsored other post retirement plans applicable to continuing and discontinued operations were as follows (in thousands):

	Other Postretirement Plans
	Successor		Predecessor
	2014	2013	2012
Continuing operations	$605	$556	$(411)
Discontinued operations	1,167	1,997	(2,520)
Net periodic benefit cost	$1,772	$2,553	$(2,931)
Amounts included in the accumulated other comprehensive income (loss) component of shareholder’s equity (deficit) for Company-sponsored plans were as follows (in thousands):

	Pension Plans		Other Postretirement Plans		Total
	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013	December 28, 2014	December 29, 2013
Unrecognized net actuarial gains (losses), net of tax	$(49,262)	$139,905	$(61)	$685	$(49,323)	$140,590

In accordance with ASC Topic 715, unrecognized net actuarial gains and losses will be recognized in net periodic pension expense over approximately 26 years, which represents the estimated average remaining life expectancy of the inactive participants receiving benefits, due to plans being frozen and participants are deemed inactive for purposes of determining remaining useful life. The Company’s policy is to incorporate asset-related gains and losses into the asset value used to calculate the expected return on plan assets and into the calculation of amortization of unrecognized net actuarial loss over a four-year period.
Assumptions—Weighted average assumptions used each year in accounting for pension benefits and other postretirement benefits were as follows:

	Pension Plans		Other Postretirement Plans
	2014	2013	2014	2013
Discount rate for expense through Publishing Spin-Off (1)	4.70%	3.85%	3.95%	3.15%
Discount rate for expense following Publishing Spin-Off (1)	4.70%	N/A	3.35%	N/A
Discount rate for obligations	3.95%	4.70%	3.30%	3.95%
Increase in future salary levels for expense	3.50%	3.50%	—	—
Increase in future salary levels for obligations	3.50%	3.50%	—	—
Long-term rate of return on plans’ assets for expense	7.50%	7.50%	—	—

(1)
In connection with the Publishing Spin-off, the Company distributed to Tribune Publishing approximately $44 million of postretirement health care and life insurance liabilities. As a result, the Company remeasured its remaining other post retirement plan obligations as of the date of the Publishing Spin-off.

The Company utilizes the Aon Hewitt AA-Only Bond Universe Yield Curve for discounting future benefit obligations and calculating interest cost. The Aon Hewitt yield curve represents the yield on high quality (AA and above) corporate bonds that closely match the cash flows of the estimated payouts for the Company’s benefit obligations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company used a multi-pronged approach to determine its 7.5% assumption for the long-term expected rate of return on pension plan assets. This approach included a review of actual historical returns achieved and anticipated long-term performance of each asset class. See the “Plan Assets” section below for further information.
For purposes of measuring postretirement health care costs for 2014, the Company assumed an 8.0% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5% for 2021 and remain at that level thereafter. For purposes of measuring postretirement health care obligations at December 28, 2014, the Company assumed a 7.5% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5% for 2023 and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 28, 2014, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$40	$(36)
Projected benefit obligation	$682	$(616)
Plan Assets—The Company’s investment strategy with respect to the Company’s pension plan assets is to invest in a variety of investments for long-term growth in order to satisfy the benefit obligations of the Company’s pension plans. Accordingly, when making investment decisions, the Company endeavors to strategically allocate assets within asset classes in order to enhance long-term real investment returns and reduce volatility.
The actual allocations for the pension assets at December 28, 2014 and December 29, 2013 and target allocations by asset class were as follows:

	Percentage of Plan Assets
	Actual Allocations		Target Allocations
Asset category:	2014	2013	2014	2013
Equity securities	51.9%	55.0%	50.0%	50.0%
Fixed income securities	41.4%	38.8%	45.0%	45.0%
Cash and other short-term investments	1.8%	1.4%	—	—
Other alternative investments	4.9%	4.8%	5.0%	5.0%
Total	100.0%	100.0%	100.0%	100.0%

Actual allocations to each asset class varied from target allocations due to market value fluctuations, timing, and overall market volatility during the year. The asset allocation is monitored on a quarterly basis and rebalanced as necessary.
Equity securities are invested broadly in U.S. and non-U.S. companies and are diversified across countries, currencies, market capitalizations and investment styles. These securities use the S&P 500 (U.S. large cap), Russell 2000 (U.S. small cap) and MSCI All Country World Index ex-U.S. (non-U.S.) as their benchmarks.
Fixed income securities are invested in diversified portfolios that invest across the maturity spectrum and include primarily investment-grade securities with a minimum average quality rating of A and insurance annuity contracts. These securities use the Barclays Capital Aggregate (intermediate term bonds) and Barclays Capital Long Government/Credit (long bonds) U.S. Bond Indexes as their benchmarks.
Alternative investments include investments in private real estate assets, private equity funds and venture capital funds. The private equity and venture capital investments use the median internal rate of return for the given

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

strategy and vintage year in the VentureXpert database as their benchmarks. The real estate assets use the National Council of Real Estate Investment Fiduciaries Property Index as their benchmark.
The following tables set forth, by asset category, the Company’s pension plan assets as of December 28, 2014 and December 29, 2013, using the fair value hierarchy established under ASC Topic 820 and described in Note 11 (in thousands):

	Pension Plan Assets as of December 28, 2014
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$675,548	$—	$—	$675,548
Common/collective trusts	—	127,805	—	127,805
103-12 investment entity	—	164,168	—	164,168
International equity limited partnership	—	46,539	—	46,539
Fixed income:
U.S. government securities	—	174,201	—	174,201
Corporate bonds	—	246,737	—	246,737
Mortgage-backed and asset-backed securities	—	33,828	—	33,828
Other	—	30,578	—	30,578
Pooled separate account	—	19,669	—	19,669
Loan fund limited partnership	—	31,044	—	31,044
Real estate	—	—	77,731	77,731
Private equity limited partnerships	—	—	1,461	1,461
Venture capital limited partnerships	—	—	2,015	2,015
Total pension plan assets measured at fair value	$675,548	$874,569	$81,207	1,631,324
Pension plan assets measured at contract value:
Insurance contracts				23,933
Total pension plan assets				$1,655,257

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Plan Assets as of December 29, 2013
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$648,428	$—	$—	$648,428
Common/collective trusts	—	127,143	—	127,143
103-12 investment entity	—	182,537	—	182,537
International equity limited partnership	—	46,629	—	46,629
Fixed income:
U.S. government securities	—	165,694	—	165,694
Corporate bonds	—	193,309	—	193,309
Mortgage-backed and asset-backed securities	—	31,555	—	31,555
Other	—	16,955	—	16,955
Pooled separate account	—	53,129	—	53,129
Loan fund limited partnership	—	30,110	—	30,110
Real estate	—	—	71,580	71,580
Private equity limited partnerships	—	—	2,389	2,389
Venture capital limited partnerships	—	—	2,150	2,150
Total pension plan assets measured at fair value	$648,428	$847,061	$76,119	1,571,608
Pension plan assets measured at contract value:
Insurance contracts				23,686
Total pension plan assets				$1,595,294
Registered investment companies are valued at exchange listed prices for exchange traded registered investment companies, which are classified in Level 1 of the fair value hierarchy.
Common/collective trusts are valued on the basis of the relative interest of each participating investor in the fair value of the underlying assets of each of the respective common/collective trusts. Common/collective trusts contain underlying assets valued based on the net asset value as provided by the investment account manager or based on pricing from observable market information in a non-active market and are classified in Level 2 of the fair value hierarchy.
The 103-12 investment entity has underlying assets that include plan assets of two or more plans that are not members of a related group of employee benefit plans. Securities held by this entity include registered investment companies that are valued based on the quoted sale price of the day. Securities for which no market quotations are readily available (including restricted securities) are valued using other significant observable inputs. Therefore, the 103-12 investment entity is classified in Level 2 of the fair value hierarchy.
The international equity limited partnership invests in equity securities of emerging market companies that are included in either the International Finance Corporation Free Index or the Morgan Stanley Capital International Emerging Markets Index. Securities in the international equity limited partnership contain underlying assets valued based on the net asset value as provided by the investment account manager or based on pricing from observable market information in a non-active market and are classified in Level 2 of the fair value hierarchy.
U.S. government securities consist of investments in treasury securities, investment grade municipal securities and unrated or non-investment grade municipal securities and are classified in Level 2 of the fair value hierarchy. U.S. government bonds not traded on an active market are valued at a price which is based on a compilation of primarily observable market information or a broker quote in a non-active market, and are classified in Level 2 of the fair value hierarchy. Corporate bonds, mortgage-backed securities and asset-backed securities are valued using

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences and are categorized in Level 2 of the fair value hierarchy.
The pooled separate account represents an insurance contract under which plan assets are administered through pooled funds. The pooled separate account portfolio may include investments in money market instruments, common stocks and government and corporate bonds and notes. The underlying assets are valued based on the net asset value as provided by the investment account manager and therefore the pooled separate account is classified in Level 2 of the fair value hierarchy.
The loan fund limited partnership invests in senior bank loans and other senior debt instruments of borrowers that are primarily based in the U.S. and Canada. The loans and other instruments are valued using evaluated prices that reflect observable market information, such as actual trade information of similar securities, adjusted for observable differences. Therefore, the loan fund limited partnership is classified in Level 2 of the fair value hierarchy.
The fair values of real estate investments have been estimated using the methods most appropriate for the type of investment, including, but not limited to, the following: forecasts of net cash flows based on analyses of revenue and expenses and anticipated net proceeds from the liquidation of the underlying investments, discounted at prevailing risk-adjusted market rates of interest; comparisons of key performance indicators of relevant industry indices; recent negotiations of comparable investments; and/or independent appraisals by lenders or other third parties, when available. Availability of real estate investments for liquidation by the Company’s pension plans is subject to the liquidity of the underlying assets. Therefore, the real estate investments are classified in Level 3 of the fair value hierarchy.
The fair values of private equity and venture capital limited partnerships are estimated on a periodic basis using models that incorporate market, income, and cost valuation methods. The valuation inputs are not highly observable, and these investment interests are not actively traded on an open market. Therefore, investments in private equity and venture capital limited partnerships are classified in Level 3 of the fair value hierarchy.
The following tables set forth a summary of changes in the fair value of the Company’s pension plan Level 3 assets for the years ended December 28, 2014 and December 29, 2013 (in thousands):

	2014
	Real Estate	Private Equity Limited Partnerships	Venture Capital Limited Partnerships
Balance, beginning of year	$71,580	$2,389	$2,150
Realized net gains	4,003	1	—
Unrealized net gains (losses)	5,551	(680)	(56)
Transfers out of Level 3 investments	(2,447)	(1)	—
Purchases	1,212	—	—
Sales	(2,168)	(248)	(79)
Balance, end of year	$77,731	$1,461	$2,015

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2013
	Real Estate	Private Equity Limited Partnerships	Venture Capital Limited Partnerships
Balance, beginning of year	$66,270	$2,519	$2,246
Realized net gains (losses)	3,301	(5,486)	(3,219)
Unrealized net gains	5,155	5,706	3,311
Transfers out of Level 3 investments	(3,327)	(180)	(30)
Purchases	1,778	—	—
Sales	(1,597)	(170)	(158)
Balance, end of year	$71,580	$2,389	$2,150
Cash Flows—In 2014, the Company made contributions of $11 million to certain of its qualified pension plans and $4 million to its other postretirement plans. The Company does not expect to contribute to its qualified pension plans and expects to contribute $1 million to its other postretirement plans in 2015.
Expected Future Benefit Payments—Benefit payments expected to be paid under the Company’s qualified pension plans and other postretirement benefit plans are summarized below (in thousands). The benefit payments reflect expected future service, as appropriate.

	Qualified Pension Plan Benefits	Other Postretirement Benefits
2015	$123,002	$1,495
2016	$112,004	$1,394
2017	$114,818	$1,353
2018	$117,931	$1,280
2019	$119,930	$1,224
Thereafter	$621,462	$5,341

Defined Contribution Plans—The Company maintains various qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. The plans allow participants to invest their savings in various investments. Effective January 1, 2010, the Company amended the Tribune Company 401(k) Savings Plan to provide for a matching contribution paid by the Company of 100% on the first 2% of eligible pay contributed by eligible employees and 50% on the next 4% of eligible pay contributed. The Tribune Company 401(k) Savings Plan was also amended to provide for an annual discretionary profit sharing contribution tied to the Company achieving certain financial targets. The Company made contributions of $21 million, $28 million and $26 million, to certain of its defined contribution plans in 2014, 2013 and 2012, respectively. The Company’s contributions for 2013 include a $6 million discretionary profit sharing contribution for the 2012 plan year which was recorded as an expense in 2012 but not allocated to the accounts of eligible employees until the first quarter of 2013. The Company’s contributions for 2012 include a $3 million discretionary profit sharing contribution for the 2011 plan year which was recorded as an expense in 2011, but not allocated to the accounts of eligible employees until the first quarter of 2012. During 2014, 2013 and 2012, the Company recorded compensation expense related to its defined contribution plans from continuing operations of $14 million, $6 million and $8 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s consolidated statements of operations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Predecessor Employee Stock Ownership Plan—On April 1, 2007, the Predecessor established the ESOP as a long-term employee benefit plan. On that date, the ESOP purchased 8,928,571 shares of the Predecessor’s common stock. The ESOP paid for this purchase with a promissory note of the ESOP in favor of the Predecessor in the principal amount of $250 million, to be repaid by the ESOP over the 30-year life of the loan through its use of annual contributions from the Predecessor to the ESOP and/or distributions paid on the shares of the Predecessor’s common stock held by the ESOP. Upon consummation of the Merger, the 8,928,571 shares of the Predecessor’s common stock held by the ESOP were converted into 56,521,739 shares of common stock. The ESOP provided for the allocation of the Predecessor’s common shares it holds on a noncontributory basis to eligible employees of the Predecessor.
In connection with the Debtors’ emergence from Chapter 11, on the Effective Date and in accordance with and subject to the terms of the Plan, (i) the ESOP was deemed terminated in accordance with its terms, (ii) the unpaid principal and interest remaining on the promissory note of the ESOP in favor of the Predecessor was forgiven and (iii) all of the Predecessor’s $0.01 par value common stock held by the ESOP was cancelled, including the 8,294,000 of the shares held by the ESOP that were committed for release or allocated to employees at December 30, 2012.
NOTE 15: CAPITAL STOCK
Common Stock and Warrants—Effective as of the Effective Date, Reorganized Tribune Company issued 78,754,269 shares of Class A Common Stock and 4,455,767 shares of Class B Common Stock. As described in Note 3, certain creditors that were entitled to receive Common Stock, either voluntarily elected to receive Class B Common Stock in lieu of Class A Common or were allocated Class B Common Stock in lieu of Class A Common in order to comply with the FCC’s ownership rules and requirements. The Class A Common Stock and Class B Common Stock generally provide identical economic rights, but holders of Class B Common Stock have limited voting rights, including that such holders have no right to vote in the election of directors. Subject to the ownership limitations described below, each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock, in each case, at the option of the holder at any time. During the years ended December 28, 2014 and December 29, 2013, on a net basis, 772,042 and 1,389,119 shares, respectively, of Class B Common Stock were converted into 772,042 and 1,389,119 shares, respectively, of Class A Common Stock.
In addition, on the Effective Date, Reorganized Tribune Company entered into the Warrant Agreement, pursuant to which Reorganized Tribune Company issued 16,789,972 Warrants to purchase Common Stock. Reorganized Tribune Company issued the Warrants in lieu of Common Stock to creditors that were otherwise eligible to receive Common Stock in connection with the implementation of the Plan in order to comply with the FCC’s foreign ownership restrictions. Each Warrant entitles the holder to purchase from Reorganized Tribune Company, at the option of the holder and subject to certain restrictions set forth in the Warrant Agreement and described below, one share of Class A Common Stock or one share of Class B Common Stock at an exercise price of $0.001 per share, subject to adjustment and a cashless exercise feature. The Warrants may be exercised at any time on or prior to December 31, 2032. During the years ended December 28, 2014 and December 29, 2013, 4,875,048 and 9,904,963 Warrants, respectively, were exercised for 4,850,072 and 9,786,411 shares, respectively, of Class A and 24,944 and 118,533 shares, respectively, of Class B Common Stock. In addition, 5,682 shares and 4,077 shares of Class A Common Stock were issued in the form of unrestricted stock awards to certain members of the Board as compensation for retainer fees in 2014 and 2013, respectively (see Note 16 for further information). At December 28, 2014, the following amounts were issued: 2,009,961 Warrants, 95,708,401 shares of Class A Common Stock, of which 975,594 were held in treasury, and 2,438,083 shares of Class B Common Stock. Additionally, the Company reserved 16,667 shares of Class A Common Stock for issuance pursuant to restricted stock award agreements entered into during the second quarter of 2013.
Pursuant to the amended and restated certificate of incorporation of the Company filed with the Secretary of State of the State of Delaware in accordance with and pursuant to the Plan, which was further amended on July 14, 2014 at the Company’s annual meeting of stockholders, the Company is authorized to issue up to one billion shares

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of Class A Common Stock, up to 200 million shares of Class B Common Stock and up to 40 million shares of preferred stock, each par value $0.001 per share, in one or more series. The Company has not issued any shares of preferred stock. The Company’s Class A Common Stock is currently traded on the New York Stock Exchange under the symbol “TRCO.” The Company’s Class B Common Stock and Warrants are currently traded over-the-counter under the symbols “TRBAB” and “TRBNW,” respectively.
Pursuant to Reorganized Tribune Company’s amended and restated certificate of incorporation and the Warrant Agreement, in the event Reorganized Tribune Company determines that the ownership or proposed ownership of Common Stock or Warrants, as applicable, would be inconsistent with or violate any federal communications laws, materially limit or impair any business activities or proposed business activities of Reorganized Tribune Company under any federal communications laws, or subject Reorganized Tribune Company to any regulation under any federal communications laws to which Reorganized Tribune Company would not be subject, but for such ownership or proposed ownership, Reorganized Tribune Company may, among other things: (i) require a holder of Common Stock or Warrants to promptly furnish information reasonably requested by Reorganized Tribune Company, including information with respect to citizenship, ownership structure, and other ownership interests and affiliations; (ii) refuse to permit a proposed transfer or conversion of Common Stock, or condition transfer or conversion on the prior consent of the FCC; (iii) refuse to permit a proposed exercise of Warrants, or condition exercise on the prior consent of the FCC; (iv) suspend the rights of ownership of the holders of Common Stock or Warrants; (v) require the conversion of any or all shares of Common Stock held by a stockholder into shares of any other class of capital stock of Reorganized Tribune Company with equivalent economic value, including the conversion of shares of Class A Common Stock into shares of Class B Common Stock or the conversion of shares of Class B Common Stock into shares of Class A Common Stock; (vi) require the exchange of any or all shares of Common Stock held by any stockholder of Reorganized Tribune Company for warrants to acquire the same number and class of shares of capital stock in Reorganized Tribune Company; (vii) to the extent the foregoing are not reasonably feasible, redeem any or all such shares of Common Stock; or (viii) exercise any and all appropriate remedies, at law or in equity, in any court of competent jurisdiction to prevent or cure any such situation.
On the Effective Date, Reorganized Tribune Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain entities related to AG (the “AG Group”), Oaktree Tribune, L.P., an affiliate of Oaktree (the “Oaktree Group”) and Isolieren Holding Corp., an affiliate of JPMorgan (the “JPM Group,” and each of the JPM Group, AG Group and Oaktree Group, a “Stockholder Group”) and certain other holders of Registrable Securities who become a party thereto. “Registrable Securities” consist of Common Stock, securities convertible into or exchangeable for Common Stock and options, Warrants or other rights to acquire Common Stock. Registrable Securities will cease to be Registrable Securities, among other circumstances, upon their sale under a registration statement or pursuant to Rule 144 under the Securities Act of 1933. The Registration Rights Agreement gives a Stockholder Group demand registration, shelf registration and piggyback registration rights. At any time, any Stockholder Group holding at least 5% of the outstanding Class A Common Stock (on a fully diluted basis) (a “Demand Holder”) has certain rights to demand the registration of Registrable Securities on an underwritten or non-underwritten basis, provided that certain conditions are met, including that the aggregate proceeds expected to be received is greater than the lesser of (i) $100 million and (ii) 2.5% of the market capitalization of Reorganized Tribune Company. Each Stockholder Group is permitted a limited number of demand registrations on Form S-1 (Oaktree Group – five and the AG Group and JPMorgan Group – each three) and an unlimited number of demand registrations on Form S-3. Reorganized Tribune Company is not required to file a demand registration statement within 90 days (180 days in the case of an initial underwritten public offering) after the effective date of a previous registration statement (other than on Form S-8 or S-4). At any time that Reorganized Tribune Company is eligible for registration on Form S-3, any Demand Holder may demand Reorganized Tribune Company file a shelf registration statement covering Registrable Securities. The Stockholder Groups are also afforded unlimited registration rights (piggyback rights) on any registration statement (other than registrations on Form S-8 or S-4 or for rights offerings) filed by Reorganized Tribune Company with respect to securities of the same class or series covered by such registration statement. The Company has certain rights to suspend its obligations with respect to registrations under certain conditions or upon the happening of certain events (such as pending material corporate developments) for specified periods of time as set forth in the Registration Rights

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Agreement. The Registration Rights Agreement also includes other customary terms and conditions, including customary lock-up or “holdback” provisions binding the stockholders and Reorganized Tribune Company and indemnity and contribution obligations of Reorganized Tribune Company and the stockholders participating in a registration. The registration rights are only transferable to, subject to certain conditions, (i) an affiliate of a Stockholder Group or (ii) a transferee of a Stockholder Group if at least 5% of the Class A Common Stock (on a fully diluted basis) is being transferred to such transferee (and such transferee may not subsequently transfer its registration rights to any other person or entity, other than to a Stockholder Group). The Registration Rights Agreement terminates on December 31, 2022.
Common Stock Repurchases—On October 13, 2014, the Board of Directors authorized a stock repurchase program, under which the Company may repurchase up to $400 million of its outstanding Class A Common Stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations.
During 2014, the Company repurchased 1,101,160 shares in open market transactions for $68 million at an average price of $61.58 per share which includes 125,566 shares, valued at $7.6 million, for which the Company placed trades prior to December 28, 2014 that were not settled until the first three business days of the first quarter of 2015. As of December 28, 2014, the remaining authorized amount under the current authorization totaled approximately $332 million.
Predecessor Common Stock—On December 20, 2007, the Predecessor consummated the Merger, as defined and discussed in Note 3. Pursuant to the Merger Agreement, each share of the Predecessor’s common stock issued and outstanding immediately prior to the Merger, other than shares held by the Predecessor, the ESOP or Merger Sub (in each case, other than shares held on behalf of third parties) and shares held by shareholders who validly exercised appraisal rights, was cancelled and automatically converted into the right to receive $34.00, without interest and less any applicable withholding taxes.
Following the consummation of the Merger, the Predecessor had no shares of common stock issued other than 56,521,739 shares held by the ESOP. Approximately 8,294,000 of the shares held by the ESOP were committed for release or allocated to employees at December 30, 2012.
In connection with the Debtors’ emergence from Chapter 11, on the Effective Date and in accordance with and subject to the terms of the Plan, (i) the ESOP was deemed terminated in accordance with its terms, (ii) the unpaid principal and interest remaining on the promissory note of the ESOP in favor of the Predecessor was forgiven and (iii) all of the Predecessor’s $0.01 par value common stock held by the ESOP was cancelled, including the 8,294,000 of the shares held by the ESOP that were committed for release or allocated to employees at December 30, 2012. As a result, the $37 million reported as common shares held by ESOP, net of unearned compensation, in the Predecessor’s consolidated balance sheet at December 30, 2012 was eliminated and recorded as a direct adjustment to the Predecessor’s retained earnings (deficit) on the Effective Date as part of the Successor’s adoption of fresh-start reporting. See Note 4 for additional information on the adoption of fresh-start reporting.
Predecessor Stock Purchase Warrants—As a part of the Leveraged ESOP Transactions, the Zell Entity purchased from the Predecessor a $225 million subordinated promissory note due December 20, 2018 at a stated interest rate of 4.64% and 15-year warrants (the “Predecessor Warrants”) which entitled the Zell Entity the right to purchase an aggregate 43,478,261 shares of the Predecessor’s common stock (subject to adjustment), which then represented approximately 40% of the economic equity interest in the Predecessor following the Merger (on a fully-diluted basis, including after giving effect to the share equivalents granted under a management equity incentive plan that was terminated in accordance with the Plan). The warrant had an initial aggregate exercise price of $500 million, increasing by $10 million per year for the first 10 years of the warrant, for a maximum aggregate exercise price of $600 million (subject to adjustment). Subsequent to the consummation of the Merger and prior to the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Petition Date, the Zell Entity assigned minority interests in the initial subordinated promissory note and the warrant, totaling approximately $65 million of the aggregate principal amount of the subordinated promissory note and warrants to purchase 12,611,610 shares, to certain permitted assignees, including entities controlled by certain members of the Predecessor’s Board and certain senior employees of EGI, an affiliate of the Zell Entity. The Predecessor recorded the warrants at an estimated fair value of $255 million, which is presented as a separate component of shareholder’s equity (deficit) in the Predecessor’s consolidated balance sheets.
On the Effective Date, in accordance with the terms of the Plan, the warrants were cancelled and the $225 million subordinated promissory notes (including accrued and unpaid interest) were terminated and extinguished. As a result of the cancellation of the Predecessor Warrants, the $255 million value reflected in the Predecessor’s consolidated balance sheet at December 30, 2012 was eliminated and recorded as a direct adjustment to the Predecessor’s retained earnings on the Effective Date as part of the Successor’s adoption of fresh-start reporting. See Note 4 for additional information on the adoption of fresh-start reporting.
NOTE 16: STOCK-BASED COMPENSATION
On March 1, 2013, and as permitted under the Plan, the Compensation Committee of the Board adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) for the purpose of granting stock awards to directors, officers and employees of Tribune Media Company and its subsidiaries. Stock awarded pursuant to the Equity Incentive Plan is limited to five percent of the outstanding Common Stock on a fully diluted basis. There are 5,263,000 shares of Common Stock authorized for issuance under the Equity Incentive Plan. The Company began issuing awards under the Equity Incentive Plan in the second quarter of 2013. As of December 28, 2014, the Company had 3,234,850 shares available for grant.
The Equity Incentive Plan provides for the granting of non-qualified stock options (“NSOs”), restricted stock units (“RSUs”), performance share units (“PSUs”) and restricted and unrestricted stock awards (collectively “Equity Awards”). Pursuant to ASC Topic 718, the Company measures stock-based compensation costs on the grant date based on the estimated fair value of the award and recognizes compensation costs on a straight-line basis over the requisite service period for the entire award. The Company’s Equity Incentive Plan allows employees to surrender to the Company shares of vested common stock upon vesting of their stock awards or at the time they exercise their NSOs in lieu of their payment of the required withholdings for employee taxes. The Company does not withhold taxes in excess of minimum required statutory requirements.
NSO and RSU awards generally vest 25% on each anniversary of the date of the grant. Under the Equity Incentive Plan, the exercise price of an NSO award cannot be less than the market price of the Common Stock at the time the NSO award is granted and has a maximum contractual term of 10 years. PSU awards cliff vest at the end of the two-year and three-year performance periods, depending on the period specified in each respective PSU agreement. The number of PSUs that ultimately vest depends on the Company’s performance relative to specified financial targets for fiscal years 2014, 2015 and 2016. Restricted and unrestricted stock awards have been issued to certain members of the Board as compensation for retainer fees and long-term awards. Restricted stock awards issued during the second quarter of 2013 will vest in 33% increments on December 31, 2013, December 31, 2014 and December 31, 2015. The Company intends to facilitate settlement of all vested awards in Common Stock.
The Company estimates the fair value of NSO awards using the Black-Scholes option-pricing model, which incorporates various assumptions including the expected term of the awards, volatility of the stock price, risk-free rates of return and dividend yield. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on the actual historical volatility of a select peer group of entities operating in similar industry sectors as the Company. Expected life was calculated using the simplified method as described under Staff Accounting Bulletin Topic 14, “Share-Based Payment,” as the Equity Incentive Plan was not in existence for a sufficient period of time for the use of the Company-specific historical experience in the calculation.
In connection with the Publishing Spin-off, and pursuant to the terms of the Equity Incentive Plan, the number of Tribune Media Company employees’ outstanding equity awards, and the exercise price of the NSOs, were

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

adjusted to preserve the fair value of the awards immediately before and after the Publishing Spin-off. The conversion ratio (the “Ratio”) used to adjust the awards was based on the ratio of (a) the sum of the pre-spin Tribune Media Company closing stock price and the Tribune Publishing closing stock price (adjusted for the 4-for-1 distribution ratio) on the day prior to the Publishing Spin-off to (b) the post-spin Tribune Media Company closing stock price on the day of the Publishing Spin-off. As the above adjustments were made pursuant to existing anti-dilution provisions of the Equity Incentive Plan, which provisions also address other changes in capital structure such as dividends (other than regular dividends), stock splits, mergers or other changes in control events, the Company did not record any incremental compensation expense related to the conversion of the Equity Awards. The Equity Awards continue to vest over the original vesting period, as described above. All nonvested Equity Awards of the Company’s employees that became employees of Tribune Publishing were cancelled as Tribune Publishing replaced the Equity Awards for its employees with new equity awards in its stock. The combined impact of this award activity is collectively referred to as the “Adjustments.” The Adjustments resulted in the net decrease of approximately 90,525 outstanding Equity Awards, which are separately included in the line item “Adjustments due to Publishing Spin-off” in the tables below.
The awards held as of August 4, 2014 by Tribune Media Company employees were modified as follows:

•
Non-Qualified Stock Options - The number of NSOs outstanding as of the date of the Publishing Spin-off was increased via the calculated Ratio and the strike price of NSOs was decreased via the Ratio in order to preserve the intrinsic value of NSOs.

•	Restricted Stock Units - The number of outstanding RSUs as of the date of the Publishing Spin-off was increased utilizing the calculated Ratio in order to preserve the fair value of RSUs.

•	Performance Share Units - The number of outstanding PSUs as of the date of the Publishing Spin-off was increased utilizing the calculated Ratio in order to preserve the fair value of PSUs.
The following table provides the weighted-average assumptions used to determine the fair value of NSO awards granted during 2014 and 2013:

	2014	2013
Risk-free interest rate	1.95%	1.30%
Expected dividend yield	0.00%	0.00%
Expected stock price volatility	54.05%	50.05%
Expected life (in years)	6.24	6.20
The Company determines the fair value of RSU and unrestricted and restricted stock awards by reference to the quoted market price of the Common Stock on the date of the grant.
Stock-based compensation expense for the year ended December 28, 2014, including the expense attributable to Tribune Publishing prior to the Publishing Spin-off, totaled $28 million. Stock-based compensation expense for the year ended December 29, 2013 totaled $7 million.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity, weighted average exercise prices and weighted average fair values related to the NSOs is as follows (shares in thousands). For stock options granted prior to the Publishing Spin-off, the weighted-average exercise prices and fair values in the table below reflect the historical values without giving effect to the Publishing Spin-off, unless otherwise specified. As noted above, on August 4, 2014, an adjustment was made to convert the exercises prices for options outstanding as of the date of the Publishing Spin-off.

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2012	—	$—	$—	—	$—
Granted	375	57.27	27.97
Forfeited	(23)	56.60	27.53
Outstanding, December 29, 2013	352	$57.32	$28.00	9.4	$7,134
Granted	770	79.59	42.24
Exercised	(25)	56.93	27.79
Cancelled	(4)	56.73	27.82
Forfeited	(84)	66.60	34.21
Adjustments due to the Publishing Spin-off (1)	(34)	*	*
Outstanding, December 28, 2014 (2)	975	$70.90	$37.15	9.0	$1,164
Vested and exercisable, December 28, 2014 (2)	45	$54.45	$26.66	8.4	$257

*	Not meaningful

(1)
As of the date of the Publishing Spin-off, 90,086 of NSOs attributable to employees of Tribune Publishing were cancelled, offset by an increase of 56,071 NSOs to preserve the intrinsic value of outstanding NSOs attributable to Tribune Media Company employees, while also preserving the fair value of the awards immediately before and after the Publishing Spin-off.

(2)	The weighted average exercise price and weighted-average fair value of options outstanding as of December 28, 2014 reflect the adjustments to the awards as a result of the Publishing Spin-off.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity and weighted average fair values related to the RSUs is as follows (shares in thousands):

	Shares	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)
Outstanding, December 31, 2012	—	$—
Granted	422	57.64
Forfeited	(20)	56.60
Outstanding, December 29, 2013	402	$57.69	3.1
Granted	521	78.58
Vested and issued	(149)	63.70
Forfeited	(86)	68.10
Adjustments due to the Publishing Spin-off (1)	(55)	*
Outstanding and nonvested, December 28, 2014	633	$68.76	2.7

* Not meaningful

(1)
As of the date of the Publishing Spin-off, 94,365 of RSUs attributable to employees of Tribune Publishing were cancelled, offset by an increase of 38,846 RSUs to preserve the fair value of outstanding RSUs attributable to Tribune Media Company employees.

A summary of activity and weighted average fair values related to the restricted and unrestricted stock awards is as follows (shares in thousands):

	Shares	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)
Outstanding, December 31, 2012	—	$—
Granted	38	57.50
Vested and issued (1)	(4)	56.90
Outstanding, December 29, 2013	34	$57.58	2.0
Granted	6	77.40
Vested and issued (1)	(6)	77.40
Vested	(17)	57.42
Outstanding and nonvested, December 28, 2014	17	$56.80	1.0

(1) Represents shares of unrestricted stock.

The total fair value of Restricted Stock Awards (“RSAs”) vested in the years ended December 28, 2014 and December 29, 2013 was $0.4 million and $0.2 million, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity and weighted average fair values related to the PSUs is as follows (shares in thousands):

	Shares	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)
Outstanding December 29, 2013	—	$—	—
Granted	55	79.16
Forfeited	(11)	75.92
Adjustment due to the Publishing Spin-off (1)	(1)	*
Outstanding and nonvested, December 28, 2014	43	$74.35	1.3

* Not meaningful

(1)
As of the date of the Publishing Spin-off, 7,936 of PSUs attributable to employees of Tribune Publishing were cancelled, offset by an increase of 6,945 PSUs to preserve the fair value of outstanding PSUs attributable to Tribune Media Company employees.

As of December 28, 2014, the Company had not yet recognized compensation cost on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period (in years)
Nonvested awards	$62,755	2.8
NOTE 17: EARNINGS PER SHARE
The Company computes earnings per common share (“EPS”) from continuing operations, earnings from discontinued operations and net earnings per common share under the two-class method which requires the allocation of all distributed and undistributed earnings to common stock and other participating securities based on their respective rights to receive distributions of earnings. The Company’s Class A Common Stock and Class B Common Stock equally share in distributed and undistributed earnings. The Company accounts for the Warrants as participating securities, as holders of the Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company’s earnings concurrently with such distributions made to the holders of Common Stock, subject to certain restrictions relating to FCC rules and requirements.
The Company computes basic EPS by dividing income from continuing operations, income from discontinued operations, and net income, respectively, applicable to common shares by the weighted average number of common shares outstanding during the period. In accordance with the two-class method, undistributed earnings applicable to the Warrants have been excluded from the computation of basic EPS. Diluted EPS is computed by dividing income from continuing operations, income from discontinued operations, and net income, respectively, by the weighted average number of common shares outstanding during the period as adjusted for the assumed exercise of all outstanding stock awards. The calculation of diluted EPS assumes that stock awards outstanding were exercised at the beginning of the period. The Warrants and stock awards are included in the calculation of diluted EPS only when their inclusion in the calculation is dilutive.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

ASC Topic 260, “Earnings per Share,” states that the presentation of basic and diluted EPS is required only for common stock and not for participating securities. As such, for the years ended December 28, 2014 and December 29, 2013, 3,372,145 and 11,965,432, respectively, of the weighted-average Warrants outstanding have been excluded from the below table.
The calculation of basic and diluted EPS is presented below (in thousands, except for per share data):

	2014	2013
EPS numerator:
Income from continuing operations, as reported	$463,111	$162,942
Less: Undistributed earnings allocated to Warrants	15,562	19,497
Income from continuing operations attributable to common shareholders for basic EPS	$447,549	$143,445
Add: Undistributed earnings allocated to dilutive securities (1)	38	33
Income from continuing operations attributable to common shareholders for diluted EPS	$447,587	$143,478

Income from discontinued operations, as reported	$13,552	$78,613
Less: Undistributed earnings allocated to Warrants	502	9,406
Income from discontinued operations attributable to common shareholders for basic and diluted EPS (1)	$13,050	$69,207

Net income attributable to common shareholders for basic EPS	$460,599	$212,652

Net income attributable to common shareholders for diluted EPS	$460,637	$212,685

EPS denominator:
Weighted average shares outstanding - basic	96,689	88,037
Impact of dilutive securities (1)	234	114
Weighted average shares outstanding - diluted	96,923	88,151

Basic Earnings Per Common Share from:
Continuing Operations	$4.63	$1.63
Discontinued Operations	0.13	0.79
Net income attributable to common shareholders	$4.76	$2.42

Diluted Earnings Per Common Share from:
Continuing Operations	$4.62	$1.62
Discontinued Operations	0.13	0.79
Net income attributable to common shareholders	$4.75	$2.41

(1)
The impact of dilutive securities associated with Equity Awards held by Tribune Publishing employees is immaterial. As such, all of the impact of dilutive securities has been allocated to diluted EPS from continuing operations.

Because of their anti-dilutive effect, 651,774 and 58,355 common share equivalents, comprised of NSOs and RSUs, have been excluded from the diluted EPS calculation for the year ended December 28, 2014 and December 29, 2013, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 18: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
The Company’s accumulated other comprehensive income (loss) includes unrecognized benefit plan gains and losses, unrealized gains and losses on marketable securities classified as available-for-sale, and foreign currency translation adjustments. Accumulated other comprehensive income (loss) is a separate component of shareholder’s equity (deficit) in the Company’s consolidated balance sheets.
The following table summarizes the activity for each component of accumulated other comprehensive income (loss) (in thousands):

	Unrecognized Benefit Plan Gains and Losses	Foreign Currency Translation Adjustments (2)	Unrecognized Gain on Marketable Securities	Total
Balance at December 25, 2011 (Predecessor)	$(1,049,744)	$(4,057)	$—	$(1,053,801)
Other comprehensive income	144,430	1,247	—	145,677
Balance at December 30, 2012 (Predecessor)	(905,314)	(2,810)	—	(908,124)
Fresh-start reporting adjustments to eliminate Predecessor's accumulated other comprehensive income (loss), net of taxes of $163,183 and $(543), respectively (1)	905,314	2,810	—	908,124
Balance at December 31, 2012 (Successor)	—	—	—	—
Other comprehensive income	140,590	95	—	140,685
Balance at December 29, 2013 (Successor)	140,590	95	—	140,685
Distributed in Publishing Spin-off	(2,083)	(7)	—	(2,090)
Other comprehensive income (loss)	(187,830)	(2,753)	5,447	(185,136)
Balance at December 28, 2014 (Successor)	$(49,323)	$(2,665)	$5,447	$(46,541)

(1)
As a result of the adoption of fresh-start reporting, amounts included in the Predecessor’s accumulated other comprehensive income (loss) at December 30, 2012 were eliminated. As a result, the Company recorded $1.071 billion of previously unrecognized pretax losses in reorganization items, net in the Predecessor’s consolidated statement of operations for December 31, 2012. The net balance at December 30, 2012 of $(905) million for benefit plans was comprised of $(948) million related to pension plans and $43 million related to other postretirement plans.

(2)
The changes included $(2.1) million, $0.3 million and $1 million, net of taxes, related to the Company’s 32.1% investment interest in CareerBuilder for 2014, 2013 and 2012, respectively. The changes also included $(0.3) million, $(0.3) million and $0.1 million, net of taxes, related to the Company’s 31.3% investment interest in TV Food Network for 2014, 2013 and 2012, respectively. See Note 8 for the discussion of the Company’s equity-method investments.

NOTE 19: RELATED PARTIES
The Company’s company-sponsored pension plan assets include an investment in a loan fund limited partnership managed by Oaktree, a principal shareholder of the Company. The fair value of this investment was $31 million and $30 million at December 28, 2014 and December 29, 2013, respectively. The pension plan assets have included an investment in this fund since 2008.
Oaktree is affiliated with funds that held between 10% and 15% of the outstanding shares of HWW at the time the Company’s acquisition of HWW (see Note 5) was consummated and accordingly received a proportional share of the purchase price. The entry into the agreement was approved by the Company’s Audit Committee in accordance with the terms of the Company’s related person transactions policy.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 20: BUSINESS SEGMENTS
The Company is a diversified media and entertainment company comprised of 42 television stations that are either owned by the Company or owned by others, but to which the Company provides certain services, along with a national general entertainment television network, a production studio, a radio program station, a digital and data technology business, a portfolio of real estate assets and investments in a variety of media, websites and other related assets that conducts its operations through two business segments: Television and Entertainment and Digital and Data. Following the Publishing Spin-off, the Company had realigned and renamed its reportable segments (see Note 2 for further information). The Company’s new reportable segments reflect the manner in which the Company sells its products to the marketplace and the manner in which it manages its operations and makes business decisions.
In addition, certain administrative activities, including operating the Company’s corporate office functions and managing the Company’s predominantly frozen company-sponsored defined benefit pension plans, as well as the management of certain of the Company’s real estate assets, are reported and included under Corporate and Other. Corporate and Other is not a reportable segment but is included for reconciliation purposes.
Television and Entertainment—The Company’s Television and Entertainment segment provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America, including content produced by Tribune Studios and its production partners. Tribune Broadcasting owns or operates 42 local television stations, including the three stations operated under SSAs with Dreamcatcher, and consists of 14 FOX television affiliates, 13 CW television affiliates, 6 CBS television affiliates, 3 ABC television affiliates, 2 NBC television affiliates and 4 independent television stations. Additionally, the Television and Entertainment segment includes the digital multicast network services through Antenna TV and through the operation and distribution of THIS TV; WGN America, a national general entertainment network; Tribune Studios, a development and production studio; and radio program services on WGN, a Chicago radio station.
Digital and Data— The Company’s Digital and Data operations provide innovative technology and services that collect and distribute video, music and entertainment data primarily through wholesale distribution channels to consumers globally. The Digital and Data reportable segment operates under the Company’s Tribune Digital Ventures business unit (“TDV”). TDV was established in 2013 as a vehicle to manage and develop digital products and services that leverage the Company’s content and data. Gracenote Video, formerly known as TMS, historically operated primarily in the television metadata industry. Through the acquisition of Gracenote in early 2014, the combined business is also now a leader in music metadata and recognition and discovery technology, and has expanded into high growth areas, such as streaming music services, mobile devices, automotive infotainment and the television data market in key international markets.
No single customer provides more than 10% of the Company’s consolidated revenues. In determining operating profit for each segment, none of the following items have been added or deducted: income and loss on equity investments, interest and dividend income, interest expense, non-operating items, reorganization costs or income taxes. Assets represent those tangible and intangible assets used in the operations of each segment.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Successor		Predecessor
	2014	2013	2012
Operating Revenues from Continuing Operations (1)
Television and Entertainment	$1,720,536	$1,014,424	$1,141,701
Digital and Data	174,031	79,217	84,512
Corporate and Other	54,792	53,599	6,634
Total operating revenues	$1,949,359	$1,147,240	$1,232,847
Operating Profit (Loss) from Continuing Operations (1)(2)
Television and Entertainment	$336,921	$195,940	$366,472
Digital and Data	3,409	16,497	24,365
Corporate and Other	(39,148)	(13,397)	(139,934)
Total operating profit	$301,182	$199,040	$250,903
Depreciation from Continuing Operations (3)
Television and Entertainment	$50,262	$29,947	$37,995
Digital and Data	7,744	2,576	2,755
Corporate and Other	12,181	8,664	2,238
Total depreciation	$70,187	$41,187	$42,988
Amortization from Continuing Operations (3)
Television and Entertainment	$197,054	$105,526	$10,594
Digital and Data	21,233	9,191	1,133
Corporate and Other	—	—	198
Total amortization	$218,287	$114,717	$11,925
Capital Expenditures
Television and Entertainment	$34,149	$18,813	$36,383
Digital and Data	13,102	2,993	3,265
Corporate and Other	35,892	33,205	54,950
Discontinued Operations	6,295	15,858	52,336
Total capital expenditures	$89,438	$70,869	$146,934
Assets
Television and Entertainment	$8,234,456	$8,604,353
Digital and Data (4)	644,985	323,959
Corporate and Other (4)(5)	2,511,369	2,123,724
Discontinued Operations	—	423,973
Assets held for sale	5,645	—
Total assets	$11,396,455	$11,476,009

(1)	See Note 2 for the disclosures of operating revenues and operating profit included in discontinued operations for the historical periods.

(2)	Operating profit for each segment excludes income and loss on equity investments, interest and dividend income, interest expense, non‑operating items, reorganization costs and income taxes.

(3)
Depreciation from discontinued operations totaled $19 million, $34 million, and $104 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively. Amortization from discontinued operations totaled $4 million, $6 million, and $7 million for the years ended December 28, 2014, December 29, 2013 and December 30, 2012, respectively.

(4)
At December 28, 2014, Digital and Data total assets included $4 million related to restricted cash and cash equivalents held to satisfy deferred compensation commitments and Corporate total assets included $18 million related to restricted cash held to satisfy remaining claim obligations to holders of priority claims and fees earned by professional advisors during Chapter 11 proceedings (see Note 3). At December 29, 2013 Television and Entertainment total assets included restricted cash and cash equivalents of $202 million comprised of cash held with the Trustee related to the Senior Toggle Notes assumed in connection with the Company’s acquisition of Local TV (see Note 5) and Corporate total assets included $20 million related to restricted cash held to satisfy remaining claim obligations to holders of priority claims and fees earned by professional advisors during Chapter 11 proceedings (see Note 3).

(5)
As of December 28, 2014 Corporate and Other assets include certain real estate assets (see Note 2) as well as the Company’s equity investments in CareerBuilder. As of December 29, 2013, Corporate and Other assets include certain real estate assets (see Note 2) as well as the Company’s equity investments in CareerBuilder and CV.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)

	2014
	Quarters				2014 Total
	First	Second	Third	Fourth
Operating Revenues
Television and Entertainment	$398,414	$425,796	$417,169	$479,157	$1,720,536
Digital and Data	33,272	34,972	44,559	61,228	174,031
Other	14,416	14,211	13,130	13,035	54,792
Total operating revenues	$446,102	$474,979	$474,858	$553,420	$1,949,359
Operating Profit
Television and Entertainment	$64,153	$52,248	$74,129	$146,391	$336,921
Digital and Data	(1,542)	(8,744)	(231)	13,926	3,409
Corporate and Other	(12,351)	(11,311)	(18,613)	3,127	(39,148)
Total operating profit	50,260	32,193	55,285	163,444	301,182
Income on equity investments, net	38,263	118,953	40,559	38,938	236,713
Interest and dividend income	171	147	363	687	1,368
Interest expense	(40,519)	(39,146)	(39,150)	(39,051)	(157,866)
Gain on investment transactions, net (1)	—	700	2	371,783	372,485
Write-down of investment	—	—	—	(94)	(94)
Other non-operating gain (loss), net (1)	157	(1,295)	68	(3,640)	(4,710)
Reorganization items, net (2)	(2,216)	(2,165)	(1,594)	(1,293)	(7,268)
Income from Continuing Operations Before Income Taxes	46,116	109,387	55,533	530,774	741,810
Income tax expense	17,649	42,305	2,647	216,098	278,699
Income from Continuing Operations	28,467	67,082	52,886	314,676	463,111
Income (loss) from Discontinued Operations, net of taxes	12,601	15,840	(14,889)	—	13,552
Net Income	$41,068	$82,922	$37,997	$314,676	$476,663

Basic Earnings Per Common Share from:
Continuing Operations	$0.28	$0.67	$0.53	$3.15	$4.63
Discontinued Operations	0.13	0.16	(0.15)	—	0.13
Net income attributable to common shareholders	$0.41	$0.83	$0.38	$3.15	$4.76

Diluted Earnings Per Common Share from:
Continuing Operations	$0.28	$0.67	$0.53	$3.14	$4.62
Discontinued Operations	0.13	0.16	(0.15)	—	0.13
Net income attributable to common shareholders	$0.41	$0.83	$0.38	$3.14	$4.75

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2013
	Quarters				2013 Total
	First	Second	Third	Fourth
Operating Revenues
Television and Entertainment	$239,159	$260,499	$248,196	$266,570	$1,014,424
Digital and Data	21,744	19,265	18,903	19,305	79,217
Other	13,253	13,151	13,509	13,686	53,599
Total operating revenues	$274,156	$292,915	$280,608	$299,561	$1,147,240
Operating Profit
Television and Entertainment	$46,979	$50,596	$42,387	$55,978	$195,940
Digital and Data	4,218	3,755	4,339	4,185	16,497
Corporate and Other	3,839	423	(927)	(16,732)	(13,397)
Total operating profit	55,036	54,774	45,799	43,431	199,040
Income on equity investments, net	16,441	37,695	31,899	59,206	145,241
Interest and dividend income	93	102	100	118	413
Interest expense	(9,396)	(9,575)	(9,558)	(10,605)	(39,134)
Loss on extinguishment of debt	—	—	—	(28,380)	(28,380)
Gain on investment transactions, net (1)	29	17	104	—	150
Other non-operating gain (loss), net (1)	(140)	386	(67)	(1,671)	(1,492)
Reorganization items, net (2)	(7,331)	(4,502)	(1,708)	(3,390)	(16,931)
Income from Continuing Operations Before Income Taxes	54,732	78,897	66,569	58,709	258,907
Income tax expense	11,682	31,509	27,325	25,449	95,965
Income from Continuing Operations	43,050	47,388	39,244	33,260	162,942
Income (loss) from Discontinued Operations, net of taxes	15,309	18,923	10,527	33,854	78,613
Net Income	$58,359	$66,311	$49,771	$67,114	$241,555

Basic Earnings Per Common Share from:
Continuing Operations	$0.43	$0.47	$0.39	$0.33	$1.63
Discontinued Operations	0.15	0.19	0.11	0.34	0.79
Net income attributable to common shareholders	$0.58	$0.66	$0.50	$0.67	$2.42

Diluted Earnings Per Common Share from:
Continuing Operations	$0.43	$0.47	$0.39	$0.33	$1.62
Discontinued Operations	0.15	0.19	0.11	0.34	0.79
Net income attributable to common shareholders	$0.58	$0.66	$0.50	$0.67	$2.41

(1)	See Note 6 to the Company’s consolidated financial statements for information pertaining to non-operating items recorded in 2013 and 2014.

(2)	See Note 3 to the Company’s consolidated financial statements for information pertaining to reorganization items recorded in 2013 and 2014.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22: SUBSEQUENT EVENTS

Beginning on January 1, 2015, the Company’s WTTV-Indianapolis station became the CBS affiliate in the Indianapolis market. At the same time, the Company’s CW network affiliation in Indianapolis, which was broadcast on WTTV, was relinquished for compensation effective January 1, 2015.
On March 5, 2015, the Company’s Board of Directors authorized and declared a special cash dividend of $6.73 per share payable on April 9, 2015 to holders of record of Common Stock at the close of business on March 25, 2015. In addition, the Company announced an intention to pay regular quarterly cash dividends on Common Stock of $0.25 per share, starting in the second fiscal quarter of 2015. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held. In connection with the $6.73 per share special cash dividend discussed above, the Company will also make a cash payment on April 9, 2015 to holders of record of Warrants at the close of business on March 25, 2015. The total aggregate payment on April 9, 2015 is expected to be approximately $650 million, including the payment to holders of Warrants.