Form 10-Q
period 2015-03-29
TRIBUNE MEDIA CO
filed 2015-05-08
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 29, 2015
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 1-8572
___________________________
TRIBUNE MEDIA COMPANY
(Exact name of registrant as specified in its charter)
___________________________

Delaware	36-1880355
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

435 North Michigan Avenue, Chicago, Illinois	60611
(Address of principal executive offices)	(Zip Code)
Registrant’s telephone number, including area code: (212) 210-2786.
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).        Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐	Non-Accelerated Filer	☒	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act):
Yes ☐ No ☒
As of April 30, 2015, 94,803,187 shares of the registrant’s Class A Common Stock and 41,674 shares of the registrant’s Class B Common Stock were outstanding.

TRIBUNE MEDIA COMPANY
FORM 10-Q
FOR THE QUARTER ENDED MARCH 29, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Operating Revenues
Television and Entertainment	$410,300	$400,201
Digital and Data	50,202	31,485
Other	12,235	14,416
Total operating revenues	472,737	446,102
Operating Expenses
Programming	93,516	80,631
Direct operating expenses	102,988	100,273
Selling, general and administrative	150,473	137,553
Depreciation	17,054	16,711
Amortization	47,771	60,674
Total operating expenses	411,802	395,842
Operating Profit	60,935	50,260
Income on equity investments, net	36,934	38,263
Interest and dividend income	367	171
Interest expense	(39,212)	(40,519)
Gain on investment transaction	687	—
Other non-operating gain	—	157
Reorganization items, net	(992)	(2,216)
Income from Continuing Operations Before Income Taxes	58,719	46,116
Income tax expense	22,302	17,649
Income from Continuing Operations	36,417	28,467
Income from Discontinued Operations, net of taxes (Note 2)	—	12,601
Net Income	$36,417	$41,068

Basic Earnings Per Common Share from:
Continuing Operations	$0.37	$0.28
Discontinued Operations	—	0.13
Net Earnings Per Common Share	$0.37	$0.41

Diluted Earnings Per Common Share from:
Continuing Operations	$0.37	$0.28
Discontinued Operations	—	0.13
Net Earnings Per Common Share	$0.37	$0.41

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands of dollars) (Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Net Income	$36,417	$41,068
Less: Income from Discontinued Operations, net of taxes	—	12,601
Income from Continuing Operations	$36,417	$28,467

Other Comprehensive Loss from Continuing Operations After Taxes
Unrecognized benefit plan gains and losses:
Adjustment for previously unrecognized benefit plan losses included in net income, net of taxes of $(3) and $(42)	(5)	(64)
Unrealized gain on marketable securities:
Change in unrealized holding gain arising during the period, net of taxes of $(605)	(939)	—
Foreign currency translation adjustments:
Change in foreign currency translation adjustments, net of taxes of $(1,173) and $(6)	(5,391)	(9)
Other Comprehensive Loss from Continuing Operations, net of taxes	(6,335)	(73)
Comprehensive Income from Continuing Operations, net of taxes	30,082	28,394
Comprehensive Income from Discontinued Operations, net of taxes	—	12,601
Comprehensive Income	$30,082	$40,995

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data)

	March 29, 2015	December 28, 2014
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$1,171,830	$1,455,183
Restricted cash and cash equivalents	17,595	17,600
Accounts receivable (net of allowances of $5,382 and $7,313)	415,033	440,722
Broadcast rights	127,901	147,423
Deferred income taxes	28,974	29,675
Prepaid expenses and other	82,566	70,220
Total current assets	1,843,899	2,160,823
Properties
Property, plant and equipment	968,384	953,438
Accumulated depreciation	(119,351)	(102,841)
Net properties	849,033	850,597
Other Assets
Broadcast rights	159,975	157,014
Goodwill	3,916,266	3,918,136
Other intangible assets, net	2,348,016	2,397,794
Investments	1,654,944	1,717,192
Other	188,470	194,899
Total other assets	8,267,671	8,385,035
Total Assets	$10,960,603	$11,396,455

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data)

	March 29, 2015	December 28, 2014
	(Unaudited)
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$64,781	$77,295
Debt due within one year	4,034	4,088
Income taxes payable	12,612	252,570
Employee compensation and benefits	65,252	80,270
Contracts payable for broadcast rights	158,532	178,685
Deferred revenue	33,416	34,352
Dividends payable to shareholders and accrued payments to warrant holders (Note 11)	648,644	—
Other	64,386	56,920
Total current liabilities	1,051,657	684,180
Non-Current Liabilities
Long-term debt	3,490,187	3,490,897
Deferred income taxes	1,153,885	1,156,214
Contracts payable for broadcast rights	272,152	279,819
Contract intangible liability, net	30,613	34,425
Pension obligations, net	461,813	469,116
Postretirement, medical, life and other benefits	20,767	21,456
Other obligations	64,009	64,917
Total non-current liabilities	5,493,426	5,516,844

Commitments and Contingent Liabilities (Note 8)

Shareholders’ Equity
Preferred stock ($0.001 par value per share)
Authorized: 40,000,000 shares; No shares issued and outstanding at March 29, 2015 and at December 28, 2014	—	—
Class A Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; 96,299,803 shares issued and 92,392,399 shares outstanding at March 29, 2015 and 95,708,401 shares issued and 94,732,807 shares outstanding at December 28, 2014	96	96
Class B Common Stock ($0.001 par value per share)
Authorized: 200,000,000 shares; Issued and outstanding: 2,391,960 shares at March 29, 2015 and 2,438,083 shares at December 28, 2014	2	2
Treasury stock, at cost: 3,907,404 shares at March 29, 2015 and 975,594 shares at December 28, 2014 (Note 11)	(232,988)	(67,814)
Additional paid-in-capital	4,595,295	4,591,470
Retained earnings	105,991	718,218
Accumulated other comprehensive loss	(52,876)	(46,541)
Total shareholders’ equity	4,415,520	5,195,431
Total Liabilities and Shareholders’ Equity	$10,960,603	$11,396,455

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (In thousands, except for share data) (Unaudited)

		Retained Earnings	Accumulated Other Comprehensive Loss	Additional Paid-In Capital		Common Stock
	Total					Class A		Class B
					Treasury Stock	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 28, 2014	$5,195,431	$718,218	$(46,541)	$4,591,470	$(67,814)	$96	95,708,401	$2	2,438,083
Comprehensive income:
Net income	36,417	36,417	—	—	—	—	—	—	—
Other comprehensive loss, net of taxes	(6,335)	—	(6,335)	—	—	—	—	—	—
Comprehensive income	30,082
Dividends payable to shareholders and accrued payments to warrant holders, $6.73 per share (Note 11)	(648,644)	(648,644)	—	—	—	—	—	—	—
Conversions of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	46,123	—	(46,123)
Warrant exercises	—	—	—	—	—	—	421,643	—	—
Stock-based compensation	7,826	—	—	7,826	—	—	—	—	—
Net share settlements of stock-based awards	(3,599)	—	—	(3,599)	—	—	123,636	—	—
Change in excess tax benefits from stock-based awards	(402)	—	—	(402)	—	—	—	—	—
Common stock repurchases	(165,174)	—	—	—	(165,174)	—	—	—	—
Balance at March 29, 2015	$4,415,520	$105,991	$(52,876)	$4,595,295	$(232,988)	$96	96,299,803	$2	2,391,960

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Operating Activities
Net income	$36,417	$41,068
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	7,845	9,248
Pension credits, net of contributions	(7,303)	(9,534)
Depreciation	17,054	24,233
Amortization of contract intangible assets and liabilities	(3,461)	(3,963)
Amortization of other intangible assets	47,771	62,258
Income on equity investments, net	(36,934)	(37,928)
Distributions from equity investments	94,906	120,270
Amortization of debt issuance costs and original issue discount	3,330	3,340
Gain on investment transaction	(687)	—
Other non-operating gain, net	—	(157)
Change in excess tax benefits from stock-based awards	402	(976)
Transfers from restricted cash	5	46
Changes in working capital items, excluding effects from acquisitions:
Accounts receivable, net	25,802	66,777
Prepaid expenses and other current assets	(12,036)	(11,508)
Accounts payable	(5,343)	(5,671)
Employee compensation and benefits, accrued expenses and other current liabilities	(7,225)	(45,713)
Deferred revenue	(938)	13,661
Income taxes	(239,850)	26,044
Change in broadcast rights, net of liabilities	(11,259)	(4,737)
Deferred income taxes	172	(5,039)
Other, net	(2,974)	(6,021)
Net cash (used in) provided by operating activities	(94,306)	235,698

Investing Activities
Capital expenditures	(16,299)	(17,601)
Acquisitions, net of cash acquired	(109)	(158,814)
Increase in restricted cash related to acquisition of Local TV	—	201,922
Transfers to restricted cash, net	—	(1,069)
Investments	(411)	(1,805)
Proceeds from sales of investments and real estate	5,617	—
Net cash (used in) provided by investing activities	(11,202)	22,633

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Three Months Ended
	March 29, 2015	March 30, 2014
Financing Activities
Repayment of Senior Toggle Notes (Note 6)	—	(172,237)
Repayments of long‑term debt	(1,067)	(914)
Common stock repurchases (Note 11)	(172,777)	—
Change in excess tax benefits from stock-based awards	(402)	976
Tax withholdings related to net share settlements of share-based awards	(3,618)	(3,201)
Proceeds from stock option exercises	19	—
Net cash used in financing activities	(177,845)	(175,376)

Net (Decrease) Increase in Cash and Cash Equivalents	(283,353)	82,955
Cash and cash equivalents, beginning of period	1,455,183	640,697
Cash and cash equivalents, end of period	$1,171,830	$723,652

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$35,593	$28,462
Income taxes, net of refunds	$261,914	$4,855

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1: BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES
Presentation—All references to Tribune Media Company or Tribune Company in the accompanying unaudited condensed consolidated financial statements encompass the historical operations of Tribune Media Company and its subsidiaries (collectively, the “Company”).
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 included in the Company’s Annual Report on Form 10-K.
In the opinion of management, the financial statements contain all adjustments necessary to present fairly the financial position of the Company as of March 29, 2015 and the results of operations and cash flows for the three months ended March 29, 2015 and March 30, 2014. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements which management believes necessary to present fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Beginning in fiscal 2015, the Television and Entertainment reportable segment includes the Company’s Zap2it.com entertainment website business, which was previously included in the Digital and Data reportable segment. Certain previously reported amounts have been reclassified to conform to the current presentation; the impact of this reclassification was immaterial. In addition, the accompanying unaudited condensed consolidated financial statements reflect the spin-off of the Company’s principal publishing operations into an independent company which occurred on August 4, 2014, as further described below.
On April 16, 2015, the Company’s Board of Directors (the “Board”) approved the change of the Company’s fiscal year end from the last Sunday in December of each year to December 31 of each year and to change the Company’s fiscal quarter end to the last calendar day of each quarter. This change in fiscal year end will be effective with the Company’s second fiscal quarter, which will now end on June 30, 2015.
No other significant accounting policies and estimates have changed from those detailed in Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014.
Spin-Off Transaction—On August 4, 2014, the Company completed the spin-off of its principal publishing operations (the “Publishing Spin-off”) into an independent company, Tribune Publishing Company (“Tribune Publishing”), by distributing 98.5% of the outstanding shares of Tribune Publishing common stock to holders of Tribune Media Company Common Stock and Warrants (each as defined and described in Note 11). In the distribution, each holder of Tribune Media Company Class A Common Stock, Class B Common Stock and Warrants (each as defined and described in Note 11) received 0.25 of a share of Tribune Publishing common stock for each share of Common Stock or Warrant held as of the record date of July 28, 2014. Based on the number of shares of Common Stock and Warrants outstanding as of 5:00 P.M. Eastern Time on July 28, 2014 and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to the Company stockholders and holders of Warrants and the Company retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of the outstanding common stock of Tribune Publishing. Subsequent to the distribution, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “TPUB.”
The historical results of operations for Tribune Publishing have been reclassified to discontinued operations for all periods presented herein (see Note 2). Unless indicated otherwise, the information in the notes to the accompanying unaudited condensed consolidated financial statements relates to the Company’s continuing operations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Dreamcatcher—Dreamcatcher Broadcasting LLC (“Dreamcatcher”) was formed in 2013 specifically to comply with the cross-ownership rules of the Federal Communications Commission (the “FCC”) related to the Company’s acquisition of Local TV, LLC on December 27, 2013 (the “Local TV Acquisition”). See Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for additional information. Dreamcatcher is guaranteed a minimum annual cumulative net cash flow of $0.2 million by the Company. The Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 29, 2015 and March 30, 2014 include the results of operations and the financial position of Dreamcatcher, a fully-consolidated variable interest entity (“VIE”). For the three months ended March 29, 2015, net revenues and operating profits of the Dreamcatcher stations (WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA and WNEP-TV, Scranton, PA) included in the Company’s consolidated statements of operations were $15 million and $2 million, respectively. For the three months ended March 30, 2014, net revenues and operating profits of the Dreamcatcher stations included in the Company’s consolidated statements of operations were $15 million and $2 million, respectively.
The Company’s consolidated balance sheets as of March 29, 2015 and December 28, 2014 include the following assets and liabilities of the Dreamcatcher stations (in thousands):

	March 29, 2015	December 28, 2014
Property, plant and equipment, net	$841	$999
Broadcast rights	1,880	2,869
Other intangible assets, net	100,865	103,500
Other assets	235	124
Total Assets	$103,821	$107,492

Debt due within one year	$4,034	$4,034
Contracts payable for broadcast rights	2,193	6,552
Long-term debt	18,871	19,880
Other liabilities	109	157
Total Liabilities	$25,207	$30,623
New Accounting Standards—In April 2015, the FASB issued an Accounting Standards Update (“ASU”) No. 2015-05, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40).” The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. The amendments in ASU 2015-05 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2015-05 may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently evaluating adoption methods and the impact of adopting ASU 2015-05 on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30).” The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

amendments in ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, the Company is required to comply with applicable disclosures for the change in accounting principle. The amendments in ASU 2015-03 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will be adopting ASU 2015-03 on the first day of the 2016 fiscal year. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In August 2014, the FASB issued ASU No. 2014-15, “Presentation of Financial Statements — Going Concern (Subtopic 205-40).” The amendments in ASU 2014-15 require the management of all entities, in connection with preparing financial statements for each annual and interim reporting period, to evaluate whether there are conditions or events, considered in the aggregate, that raise substantial doubt about the entity’s ability to continue as a going concern within one year after the date that the financial statements are issued. The amendments in ASU 2014-15 are effective for the annual period ending after December 15, 2016 and for annual periods and interim periods thereafter. Early adoption is permitted. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. However, in April 2015, the FASB issued an exposure draft of a proposed ASU that would delay by one year the effective date of ASU 2014-09 and allow early adoption as of the original public entity effective date. If finalized, the Company could elect to adopt the provisions of ASU 2014-09 starting with the annual period beginning after December 15, 2017. The amendments in ASU 2014-09 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 at the date of initial application. The Company is currently evaluating adoption methods and the impact of adopting ASU 2014-09 on its consolidated financial statements.
In April 2014, the FASB issued ASU No. 2014-08, “Presentation of Financial Statements (Topic 205) and Property, Plant, and Equipment (Topic 360): Reporting Discontinued Operations and Disclosures of Disposals of Components of an Entity.” The amendments in ASU 2014-08 change the criteria for reporting discontinued operations for all entities. The amendments also require new disclosures about discontinued operations and disposals of components of an entity that do not qualify for discontinued operations reporting. The amendments in ASU 2014-08 should be applied prospectively to all disposals (or classifications as held for sale) of components of an entity that occur within annual periods beginning on or after December 15, 2014, and interim periods within those years. The Company adopted ASU 2014-08 effective on the first day of the 2015 fiscal year. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
NOTE 2: DISCONTINUED OPERATIONS

As described in Note 1, on August 4, 2014, the Company completed the Publishing Spin-off. The Company has received a private letter ruling (“PLR”) from the Internal Revenue Service (“IRS”) which provides that the distribution and certain related transactions qualified as tax-free to the Company, Tribune Publishing and the Company’s stockholders and warrantholders for U.S. federal income tax purposes. Although a PLR from the IRS generally is binding on the IRS, the PLR does not rule that the distribution satisfies every requirement for a tax-free distribution, and the parties relied on the opinion of the Company’s special tax counsel that such additional requirements have been satisfied.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In connection with the Publishing Spin-off, the Company received a $275 million cash dividend from Tribune Publishing utilizing borrowings of $350 million under a senior secured credit facility entered into by Tribune Publishing prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under the Company’s Term Loan Facility (as defined and described in Note 6). All of the outstanding borrowings under the Tribune Publishing senior term loan facility were distributed to Tribune Publishing in connection with the Publishing Spin-off.
The Company entered into a separation and distribution agreement, a tax matters agreement, a transition services agreement (the “TSA”), an employee matters agreement and certain other agreements with Tribune Publishing that govern the relationships between Tribune Publishing and the Company following the Publishing Spin-off. See Note 2 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for further information on these agreements as well as a summary of the assets and liabilities distributed to Tribune Publishing on August 4, 2014 in connection with the Publishing Spin-off. The Company has no material contingent liabilities relating to the discontinued operations subsequent to the date of the Publishing Spin-off.
Under the TSA, the Company had gross billings to Tribune Publishing of $1 million for the three months ended March 29, 2015 primarily related to a pass-through of costs associated with providing the continuation of certain benefits to Tribune Publishing employees following the Publishing Spin-off. The Company also recognized $1 million of fees primarily related to technology and shared services provided by Tribune Publishing which are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations for the three months ended March 29, 2015.
The results of discontinued operations for the three months ended March 30, 2014 include the historical results of Tribune Publishing prior to the Publishing Spin-off.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summarized unaudited results of the Company’s discontinued operations and the impact of associated Publishing Spin-off adjustments are as follows (in thousands):

Three Months Ended March 30, 2014
Operating revenues	$406,110
Operating profit	24,087
Loss on equity investments, net	(335)
Interest expense (1)	(2,783)
Reorganization items, net	(9)
Income before income taxes	20,960
Income tax expense (2)	8,359
Income from discontinued operations, net of taxes	$12,601

(1)
In connection with the Publishing Spin-off on August 4, 2014, the Company received a $275 million cash dividend from Tribune Publishing utilizing borrowings of $350 million under a senior term loan facility entered into by Tribune Publishing prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under the Company’s Term Loan Facility (as defined and described in Note 6). Interest expense associated with the Company’s outstanding debt was allocated to discontinued operations based on the ratio of the $275 million cash dividend received from Tribune Publishing to the total outstanding indebtedness under the outstanding credit facilities in effect in each respective period prior to the Publishing Spin-off and totaled $3 million for three months ended March 30, 2014.

(2)
The effective tax rate on pretax income from discontinued operations was for 39.9% for the three months ended March 30, 2014. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit) and the impact of certain nondeductible transaction costs.

The results of discontinued operations for the three months ended March 30, 2014 also include certain costs, including legal and professional fees, incurred by the Company to complete the Publishing Spin-off which totaled $3 million.
In conjunction with the Company’s emergence from bankruptcy, the Company consummated an internal restructuring pursuant to the terms of the Company’s plan of reorganization (see Note 8). These restructuring transactions included, among other things, establishing a number of real estate holding companies. On December 21, 2012, the majority of the land and buildings owned by Tribune Publishing were transferred to these newly established real estate holding companies. In 2013, Tribune Publishing entered into lease agreements with the real estate holding companies to lease back certain land and buildings that were transferred. The initial term of these lease agreements was either five or ten years, with two optional renewal terms. Prior to the Publishing Spin-off, the revenues and expenses related to these lease agreements were treated as intercompany transactions and were not separately reflected in the Company’s consolidated financial statements. The real estate holding companies were not included in the Publishing Spin-off. Subsequent to the Publishing Spin-off, the Company has reclassified the historical intercompany rental revenues related to these leases totaling $10 million for the three months ended March 30, 2014 into other revenues as an increase to income from continuing operations in the Company’s consolidated statements of operations due to the continuing lease arrangements between the Company and Tribune Publishing following the Publishing Spin-off. Similarly, the historical intercompany rental costs incurred by Tribune Publishing for the three months ended March 30, 2014 under these leases have been reclassified as a reduction of income from discontinued operations, net in the Company’s unaudited condensed consolidated statements of operations. There was no impact to the Company’s consolidated net income for any periods prior to the Publishing Spin-off as a result of these reclassifications. Subsequent to the Publishing Spin-off, all rental revenues earned by the Company under these leases with Tribune Publishing are reflected as other revenues in the Company’s consolidated statements of operations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3: ACQUISITIONS
HWW Acquisition
On October 1, 2014, the Company completed an acquisition of all issued and outstanding equity interests in HWW Pty Ltd (“HWW”) for $18 million, net of cash acquired, from ninemsn Pty Limited. HWW is a leading Australian provider of TV and movie data and expands the Digital and Data segment’s reach into the Australian TV and digital entertainment markets as well as its global dataset to include Australian TV and movie data. HWW syndicates TV and movie data to leading Australian broadcasters, pay-TV operators and on-demand services for program guides on a wide range of devices, including IPTV, cable & satellite set-top boxes, Smart TVs and mobile apps. HWW has data describing millions of TV programs and movies across more than 500 national and local TV channels in Australia and its DataGenius software platform is used to support entertainment data services across Australasia, Africa and the Middle East. Of the total purchase price of $18 million, $9 million was attributed to other intangible assets, $12 million was attributed to goodwill and $2 million was attributed to net liabilities assumed. Goodwill will not be deductible for tax purposes due to the acquisition being a stock acquisition.
Baseline Acquisition
On August 29, 2014, the Company completed an acquisition of all of the outstanding and issued limited liability company interests of Baseline, LLC (“Baseline”) for $49 million, net of cash acquired. Baseline is a provider of film and television information and related services with movie and TV databases featuring information for more than 300,000 movie and TV projects, information on nearly 1.5 million TV and film professionals, and foreign and domestic box office data. Baseline’s licensed data powers video search and discovery features, and TV Everywhere apps for leading satellite operators, on-demand movie services, Internet companies and on-line streaming providers. Additionally, Baseline’s subscription-based content delivery platform, The Studio System, is used by major Hollywood studios, production companies and talent agencies as a primary source of business intelligence. Baseline expands the reach of the Company’s Digital and Data segment into the studio and TV network communities with data and services geared towards entertainment industry professionals. Of the total purchase price of $49 million, $26 million was attributed to other intangible assets, $23 million was attributed to goodwill and $0.3 million was attributed to net assets acquired. The entire amount of the purchase price allocated to other intangible assets and goodwill will be deductible for income tax purposes pursuant to Internal Revenue Code (“IRC”) Section 197 over a 15 year period.
What’s ON Acquisition
On July 4, 2014, the Company completed an acquisition of all of the outstanding and issued equity interests of What’s On India Media Private Limited (“What’s ON”) for a purchase price of $27 million, net of cash acquired, consisting of $21 million net initial cash consideration and $6 million recorded as the net present value (“NPV”) of additional deferred payments. The acquisition of What’s ON may also include additional payments in 2015 and 2016 to selling management shareholders totaling up to $8 million which will be accounted for as compensation expense as the payments are earned, in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations”. What’s ON expands the reach of the Company’s Digital and Data segment in the television search and Electronic Program Guide (“EPG”) markets as What’s ON is a leading television search and EPG data provider for India and the Middle East. What’s ON offers EPG data and TV search products for 16 countries, including India, United Arab Emirates, Saudi Arabia, Jordan, Egypt, Qatar, Bahrain, Indonesia, Kenya and Sri Lanka, across 1,600 television channels and helps power more than 58 million set-top boxes through the region’s top cable and Internet protocol television services. Of the total purchase price of $27 million, $14 million was attributed to other intangible assets, $16 million was attributed to goodwill and $3 million was attributed to net liabilities assumed. Goodwill will not be deductible for tax purposes due to the acquisition being a stock acquisition.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Gracenote Acquisition
On January 31, 2014, the Company completed an acquisition of all of the issued and outstanding equity interests in Gracenote, Inc. (“Gracenote”) for $158 million, net of cash acquired. Gracenote, a global leader in digital entertainment data, maintains and licenses data, products and services to businesses that enable their end users to discover analog and digital media on virtually any device. The Gracenote acquisition expands the reach of the Company’s Digital and Data segment into new growth areas, including streaming music services, mobile devices and automotive infotainment. Gracenote is a leading provider of music and voice recognition technology and is supported by the industry’s largest source of music and video metadata. Of the total purchase price of $158 million, $113 million was attributed to other intangible assets, $66 million was attributed to goodwill and $21 million was attributed to net liabilities assumed. Goodwill will not be deductible for tax purposes due to the acquisition being a stock acquisition.
Acquisitions Distributed in the Publishing Spin-off
On May 1, 2014, the Company completed an acquisition of the issued and outstanding limited liability company interests of Capital-Gazette Communications, LLC and Landmark Community Newspapers of Maryland, LLC from Landmark Media Enterprises, LLC (the “Landmark Acquisition”), which were subsequently distributed to Tribune Publishing in conjunction with the Publishing Spin-off, for $29 million in cash, net of certain working capital and other closing adjustments. The results of operations attributable to Landmark from the date of acquisition are reflected within discontinued operations for the periods prior to the Publishing Spin-off. See Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for information related to the Landmark Acquisition as well as certain other acquisitions that were distributed in the Publishing Spin-off.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4: GOODWILL, OTHER INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES
Goodwill, other intangible assets and intangible liabilities subject to amortization consisted of the following (in thousands):

	March 29, 2015			December 28, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization (1)
Affiliate relationships (useful life of 16 years)	$212,000	$(29,813)	$182,187	$212,000	$(26,500)	$185,500
Advertiser relationships (useful life of 8 years)	168,000	(47,250)	120,750	168,000	(42,000)	126,000
Network affiliation agreements (useful life of 5 to 16 years)	362,000	(60,904)	301,096	362,000	(50,485)	311,515
Retransmission consent agreements (useful life of 7 to 12 years)	830,100	(129,426)	700,674	830,100	(106,897)	723,203
Other customer relationships (useful life of 3 to 12 years)	99,137	(15,035)	84,102	99,528	(12,632)	86,896
Technology (useful life of 5 to 15 years)	162,652	(20,705)	141,947	163,785	(17,023)	146,762
Trade names and trademarks (useful life of 3 to15 years)	9,290	(803)	8,487	9,300	(597)	8,703
Other (useful life of 3 to 11 years)	10,741	(3,368)	7,373	10,770	(2,955)	7,815
Total	$1,853,920	$(307,304)	1,546,616	$1,855,483	$(259,089)	1,596,394
Other intangible assets not subject to amortization
FCC licenses			786,600			786,600
Trade name			14,800			14,800
Total other intangible assets, net			2,348,016			2,397,794
Goodwill
Television and Entertainment			3,601,300			3,601,300
Digital and Data			314,966			316,836
Total goodwill			3,916,266			3,918,136
Total goodwill and other intangible assets			$6,264,282			$6,315,930

(1)	Useful lives presented in the table above represent those used by the Company following the Publishing Spin-off.

	March 29, 2015			December 28, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible liabilities subject to amortization
Broadcast rights intangible liabilities	$(91,279)	$60,765	$(30,514)	$(102,373)	$68,059	$(34,314)
Lease contract intangible liabilities	(209)	110	(99)	(209)	98	(111)
Total intangible liabilities subject to amortization	$(91,488)	$60,875	$(30,613)	$(102,582)	$68,157	$(34,425)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the carrying amounts of intangible assets during the three months ended March 29, 2015 were as follows (in thousands):

	Television and Entertainment	Digital and Data	Total
Other intangible assets subject to amortization
Balance as of December 28, 2014	$1,352,867	$243,527	$1,596,394
Amortization (1)	(41,856)	(6,266)	(48,122)
Foreign currency translation adjustment	—	(1,656)	(1,656)
Balance as of March 29, 2015	$1,311,011	$235,605	$1,546,616

Other intangible assets not subject to amortization
Balance as of March 29, 2015 and December 28, 2014	$801,400	$—	$801,400

Goodwill
Balance as of December 28, 2014	$3,601,300	$316,836	$3,918,136
Acquisitions (2)	—	109	109
Foreign currency translation adjustment	—	(1,979)	(1,979)
Balance as of March 29, 2015	$3,601,300	$314,966	$3,916,266
Total goodwill and other intangible assets as of March 29, 2015	$5,713,711	$550,571	$6,264,282

(1)
Amortization of intangible assets includes $0.4 million related to lease contract intangible assets and is recorded in direct operating expenses or selling, general and administrative expense, as applicable, in the Company’s unaudited condensed consolidated statements of operations.

(2)	Acquisitions include the true-up of working capital for the acquisition of Baseline. See Note 3 for additional information regarding this acquisition.
As described in Note 4 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014, the Company recorded contract intangible liabilities totaling $227 million in connection with the adoption of fresh-start reporting on the Effective Date (as defined in Note 8). Of this amount, approximately $226 million was related to contracts for broadcast rights programming not yet available for broadcast. In addition, the Company recorded $9 million of intangible liabilities related to contracts for broadcast rights programming in connection with the Local TV Acquisition (see Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014). These intangible liabilities are reclassified as a reduction of broadcast rights assets in the Company’s unaudited condensed consolidated balance sheet as the programming becomes available for broadcast and subsequently amortized as a reduction of programming expenses in the unaudited condensed consolidated statement of operations in accordance with the Company’s methodology for amortizing the related broadcast rights.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The net changes in the carrying amounts of intangible liabilities during the three months ended March 29, 2015 were as follows (in thousands):

Television and Entertainment
Intangible liabilities subject to amortization
Balance as of December 28, 2014	$(34,425)
Amortization	3,812
Balance as of March 29, 2015	$(30,613)

Amortization expense relating to amortizable intangible assets, excluding lease contract intangible assets, is expected to be approximately $144 million for the remainder of 2015, $192 million in 2016, $192 million in 2017, $192 million in 2018, $165 million in 2019 and $157 million in 2020. Net rent expense resulting from the amortization of lease contract intangible assets and liabilities is expected to be $1 million for the remainder of 2015 and approximately $1 million for each of the next 5 years. Amortization of broadcast rights contract intangible assets and liabilities is expected to result in a net reduction in broadcast rights expense of approximately $14 million for the remainder of 2015, $15 million in 2016 and $2 million in each of 2017, 2018, 2019 and 2020, respectively.
NOTE 5: INVESTMENTS
Investments consisted of the following (in thousands):

	March 29, 2015	December 28, 2014
Equity method investments	$1,629,112	$1,689,996
Cost method investments	18,418	18,238
Marketable equity securities	7,414	8,958
Total investments	$1,654,944	$1,717,192
Equity Method Investments—As discussed in Note 4 and Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014, the carrying value of the Company’s investments was increased by $1.615 billion to a fair value aggregating $2.224 billion as of the Effective Date (as defined in Note 8). Of the $1.615 billion increase, $1.108 billion was attributable to the Company’s share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees in accordance with ASC Topic 805, “Business Combinations.” The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. The Company amortizes the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in its unaudited condensed consolidated statements of operations. Income on equity investments, net was reduced by such amortization of $14 million and $15 million in the three months ended March 29, 2015 and March 30, 2014, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income from equity investments, net reported in the Company’s consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Income from equity investments, net, before amortization of basis difference	$50,496	$53,457
Amortization of basis difference	(13,562)	(15,194)
Income from equity investments, net	$36,934	$38,263

Cash distributions from the Company’s equity method investments were as follows (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Cash distributions from equity investments	$94,906	$120,270
TV Food Network—The Company’s 31.3% investment in Television Food Network, G.P. (“TV Food Network”) totaled $1.287 billion and $1.354 billion at March 29, 2015 and December 28, 2014, respectively. The Company recognized equity income from TV Food Network of $29 million and $28 million for the three months ended March 29, 2015 and March 30, 2014, respectively. The Company received cash distributions from TV Food Network of $95 million and $120 million in the three months ended March 29, 2015 and March 30, 2014, respectively.
CareerBuilder and Classified Ventures—Prior to the Publishing Spin-off, the Company recorded revenue related to CareerBuilder, LLC (“CareerBuilder”) and Classified Ventures, LLC (“CV”) classified advertising products placed on affiliated digital platforms. Such amounts totaled $30 million for the three months ended March 30, 2014 and are included in income from discontinued operations, net of taxes.
On April 1, 2014, CV sold its Apartments.com business to CoStar Group, Inc. for $585 million in cash. The Company’s share of the proceeds from the transaction was approximately $160 million before taxes, which was distributed at closing.
On October 1, 2014, the Company sold its entire 27.8% equity interest in CV to Gannett Co., Inc. (“Gannett”). As part of the transaction, Gannett acquired the equity interests of the other partners and thereby acquired full ownership of CV. CV was valued at $2.5 billion for purposes of the transaction and gross proceeds of $1.8 billion were paid to the selling partners at closing. The Company’s portion of the proceeds from the transaction was approximately $686 million before taxes ($426 million after taxes), of which $28 million will be held in escrow until October 1, 2015. The Company’s pretax gain on the sale of CV recognized in the fourth quarter of 2014 was $372 million. Prior to closing, CV made a final distribution of all cash on hand from operations to the current owners. The Company’s portion of this final distribution was $6 million, which is in addition to proceeds from the sale transaction.
On April 2, 2015, the Company received an additional distribution of $8 million relating to the release of an escrow associated with CV’s sale of its Apartments.com business. The Company will recognize an $8 million non-operating gain in the second quarter of 2015 in connection with this distribution.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summarized Financial Information—Summarized financial information for TV Food Network is as follows (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Revenues, net	$261,223	$260,285
Operating income	$130,202	$125,495
Net income	$133,643	$129,872
Summarized financial information for CareerBuilder and CV is as follows (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Revenues, net (1)	$175,154	$280,643
Operating income from continuing operations (1)	$30,326	$40,682
Net income (1)	$28,351	$46,733

(1) The summarized financial information for the three months ended March 29, 2015 does not include results for CV, which was sold by the Company on October 1, 2014. See above for further information.

Marketable Equity Securities—As further described in Note 1, on August 4, 2014, the Company completed the Publishing Spin-off and retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of the outstanding common stock of Tribune Publishing. The Company classified the shares of Tribune Publishing common stock as available-for-sale securities. As of March 29, 2015, the fair value and cost basis of the Company’s investment in Tribune Publishing was $7 million and $0, respectively. As of March 29, 2015, the gross unrealized holding gain relating the Company’s investment in Tribune Publishing was $7 million and is reflected in accumulated other comprehensive income, net of taxes, in the Company’s unaudited condensed consolidated balance sheet. The Company has no current plans to sell its shares of Tribune Publishing.

Cost Method Investments—All of the Company’s cost method investments are in private companies and recorded at cost, net of write-downs resulting from periodic evaluations of the carrying value of the investments.

Chicago Cubs Transactions—As defined and further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. Concurrent with the closing of the transactions, the Company executed guarantees of collection of certain debt facilities entered into by Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC), and its subsidiaries (collectively, “New Cubs LLC”). The guarantees are capped at $699 million plus unpaid interest. The guarantees are reduced as New Cubs LLC makes principal payments on the underlying loans. To the extent that payments are made under the guarantees, the Company will be subrogated to, and will acquire, all rights of the debt lenders against New Cubs LLC.

Newsday Transactions—As defined and further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014, the Company consummated the closing of the Newsday Transactions on July 29, 2008. Concurrent with the closing of the Newsday Transactions, Newsday Holdings LLC (“NHLLC”) and Newsday LLC borrowed $650 million under a secured credit facility. Borrowings under this facility are guaranteed by CSC Holdings, Inc. (“CSC”) and NMG Holdings, Inc., each a wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”) and are secured by a lien on the assets of Newsday

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

LLC and the assets of NHLLC, including $650 million of senior notes of Cablevision issued in 2008 and contributed by CSC. The Company agreed to indemnify CSC and NMG Holdings, Inc. with respect to any payments that CSC or NMG Holdings, Inc. makes under their guarantee of the $650 million of borrowings by NHLLC and Newsday LLC under their secured credit facility. In the event the Company is required to perform under this indemnity, the Company will be subrogated to and acquire all rights of CSC and NMG Holdings, Inc. against NHLLC and Newsday LLC to the extent of the payments made pursuant to the indemnity. From the July 29, 2008 closing date of the Newsday Transactions through the third anniversary of the closing date, the maximum amount of potential indemnification payments (“Maximum Indemnification Amount”) was $650 million. After the third anniversary, the Maximum Indemnification Amount was reduced by $120 million. The Maximum Indemnification Amount is reduced each year thereafter by $35 million until January 1, 2018, at which point the Maximum Indemnification Amount is reduced to $0. The Maximum Indemnification Amount was $425 million at March 29, 2015 and December 28, 2014.
Variable Interests—The Company evaluates its investments and other transactions to determine whether any entities associated with the investments or transactions should be consolidated under the provisions of ASC Topic 810, “Consolidation.” ASC Topic 810 requires an ongoing qualitative assessment as to which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. At March 29, 2015 and December 28, 2014, the Company held variable interests, as defined by ASC Topic 810, in Topix, LLC (“Topix”) and Newsday LLC. The Company has determined that it is not the primary beneficiary of any of these entities and therefore has not consolidated any of them as of and for the periods presented in the accompanying unaudited condensed consolidated financial statements. The Company’s maximum loss exposure related to Topix is limited to its equity investment, which was $3 million at both March 29, 2015 and December 28, 2014.
Prior to October 1, 2014, the Company held a variable interest in CV. As described above, on October 1, 2014, all of the outstanding equity interests of CV were acquired by Gannett.
Prior to July 29, 2014, the Company held a variable interest in Perfect Market, Inc. (“PMI”). On July 29, 2014, all of the outstanding equity interests of PMI were acquired by Taboola.com LTD (“Taboola”). In connection with the acquisition, the Company’s shares in PMI were converted into shares of Taboola. The Company’s ownership in Taboola is less than 1% and the Company has determined the investment is not a VIE as defined by ASC Topic 810.
As further disclosed in Note 1, the Company consolidates the financial position and results of operations of Dreamcatcher, a VIE where the Company is the primary beneficiary.
NOTE 6: DEBT
Debt consisted of the following (in thousands):

	March 29, 2015	December 28, 2014
Term Loan Facility due 2020, effective interest rate of 4.04%, net of unamortized discount of $7,819 and $8,118	$3,471,316	$3,471,017
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount of $45 and $49	22,905	23,914
Other obligations	—	54
Total debt	$3,494,221	$3,494,985

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Debt was classified as follows in the unaudited condensed consolidated balance sheets (in thousands):

	March 29, 2015	December 28, 2014
Current Liabilities:
Current portion of term loan, net of unamortized discount of $16 and $16	$4,034	$4,034
Current portion of other obligations	—	54
Total debt due within one year	4,034	4,088
Non-Current Liabilities:
Long-term portion of term loan, net of unamortized discount of $7,848 and $8,151	3,490,187	3,490,897
Total long-term debt	3,490,187	3,490,897
Total Debt	$3,494,221	$3,494,985
Senior Secured Credit Facility—On December 27, 2013, in connection with its acquisition of Local TV, the Company as borrower, along with certain of its operating subsidiaries as guarantors, entered into a $4.073 billion secured credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A. (“JPMorgan”) (the “Secured Credit Facility”). The Secured Credit Facility consists of a $3.773 billion term loan facility (the “Term Loan Facility”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). The proceeds of the Term Loan Facility were used to pay the purchase price for Local TV and refinance the existing indebtedness of Local TV and the Term Loan Exit Facility (see Notes 3 and 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014). The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. The Revolving Credit Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy of representations and warranties. Under the terms of the Secured Credit Facility, the amount of the Term Loan Facility and/or the Revolving Credit Facility may be increased and/or one or more additional term or revolving facilities may be added to the Secured Credit Facility by entering into one or more incremental facilities, subject to a cap equal to the greater of (x) $1 billion and (y) the maximum amount that would not cause the Company’s net first lien senior secured leverage ratio (treating debt incurred in reliance of this basket as secured on a first lien basis whether or not so secured), as determined pursuant to the terms of the Secured Credit Facility, to exceed 4.50:1.00.
The Term Loan Facility bears interest, at the election of the Company, at a rate per annum equal to either (i) the sum of LIBOR, adjusted for statutory reserve requirements on Euro currency liabilities (“Adjusted LIBOR”), subject to a minimum rate of 1.0%, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0% (“Alternative Base Rate”), plus an applicable margin of 2.0%. Loans under the Revolving Credit Facility bear interest, at the election of the Company, at a rate per annum equal to either (i) Adjusted LIBOR plus an applicable margin in the range of 2.75% to 3.0% or (ii) the Alternative Base Rate plus an applicable margin in the range of 1.75% to 2.0%, based on the Company’s net first lien senior secured leverage ratio for the applicable period. The Revolving Credit Facility also includes a fee on letters of credit equal to the applicable margin for Adjusted LIBOR loans and a letter of credit issuer fronting fee equal to 0.125% per annum, in each case, calculated based on the stated amount of letters of credit and payable quarterly in arrears, in addition to the customary charges of the issuing bank. Under the terms of the Revolving Credit Facility, the Company is also required to pay a commitment fee, payable quarterly in arrears, calculated based on the unused portion of the Revolving Credit Facility; the commitment fee will be 0.25%, 0.375% or 0.50% based on the Company’s net first lien senior secured leverage ratio for the applicable period. Overdue amounts under the Term Loan Facility and the Revolving Credit Facility are subject to additional interest of 2.0% per annum.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

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
The Company is required to prepay the Term Loan Facility: (i) with the proceeds from certain material asset dispositions (but excluding proceeds from dispositions of publishing assets, real estate and its equity investments in CareerBuilder, LLC and Classified Ventures, LLC and, in certain instances, Television Food Network, G.P.), provided that the Company prior to making any prepayment has rights to reinvest the proceeds to acquire assets for use in its business; within specified periods of time, (ii) with the proceeds from the issuance of new debt (other than debt permitted to be incurred under the Secured Credit Facility) and (iii) 50% (or, if the Company’s net first lien senior secured leverage ratio, as determined pursuant to the terms of the Secured Credit Facility, is less than or equal to 4.00:1.00, then 0%) of “excess cash flow” generated by the Company for the fiscal year, as determined pursuant to the terms of the Secured Credit Facility credit agreement, less the aggregate amount of optional prepayments under the Revolving Credit Facility to the extent that such prepayments are accompanied by a permanent optional reduction in commitments under the Revolving Credit Facility, and subject to a $500 million minimum liquidity threshold before any such prepayment is required, provided that the Company’s mandatory prepayment obligations in the case of clause (i) (asset sales) and clause (iii) (excess cash flow) do not apply at any time during which the Company’s public corporate family rating issued by Moody’s is Baa3 or better and public corporate rating issued by S&P is BBB- or better. The loans under the Revolving Credit Facility also must be prepaid and the letters of credit cash collateralized or terminated to the extent the extensions of credit under the Revolving Credit Facility exceed the amount of the revolving commitments.
The Revolving Credit Facility includes a covenant which requires the Company to maintain a net first lien leverage ratio of no greater than 5.75 to 1.00 for each period of four consecutive fiscal quarters most recently ended. Beginning with the period ending March 29, 2015, the covenant requires the Company to maintain a net first lien leverage ratio of no greater than 5.25 to 1.00 for each period of four consecutive fiscal quarters most recently ended. The covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 25% of the amount of revolving commitments. This covenant was not required to be tested for the quarterly period ended March 29, 2015.
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
In addition, the Company and the Guarantors guarantee the obligations of Dreamcatcher under its $27 million senior secured credit facility (the “Dreamcatcher Credit Facility”) entered into in connection with Dreamcatcher’s acquisition of the Dreamcatcher stations (see Note 5 to the Company’s audited consolidated financial statements for

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the fiscal year ended December 28, 2014). The obligations of the Company and the Guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with its obligations under the Secured Credit Facility.
The Term Loan Facility was issued at a discount of 25 basis points, totaling $9 million, which is being amortized to interest expense by the Company over the expected term of the facility utilizing the effective interest rate method.
The Company incurred transaction costs totaling $78 million in connection with the Term Loan Facility in fiscal 2013. Transaction costs of $6 million relating to the Term Loan Exit Facility (as defined and described in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014), which was extinguished in the fourth quarter of 2013, continue to be amortized over the term of the Term Loan Facility pursuant to ASC Topic 470 “Debt.” These costs are classified in other assets in the Company’s unaudited condensed consolidated balance sheet. The Company’s total unamortized transaction costs were $69 million and $72 million at March 29, 2015 and December 28, 2014, respectively. These costs are being amortized to interest expense over the contractual term of the Term Loan Facility.
At March 29, 2015, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $27 million of standby letters of credit outstanding, primarily in support of the Company’s workers compensation insurance programs.
Senior Toggle Notes—In conjunction with the acquisition of Local TV on December 27, 2013 (see Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014), the Company provided a notice to holders of the Senior Toggle Notes that it intended to redeem such notes within a thirty-day period. On January 27, 2014, the Senior Toggle Notes were fully repaid; $174 million, inclusive of accrued interest of $2 million, was paid to third parties and the remaining $28 million was paid to a subsidiary of the Company. See Note 9 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for further information.
NOTE 7: FAIR VALUE MEASUREMENTS
The Company measures and records in its consolidated financial statements certain assets and liabilities at fair value. ASC Topic 820, “Fair Value Measurement and Disclosures,” establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). This hierarchy consists of the following three levels:

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
The Company’s investment in Tribune Publishing is recorded at fair value and is categorized as Level 1 within the fair value hierarchy as the common stock of Tribune Publishing is publicly traded on the NYSE. The Company’s investment in Tribune Publishing is measured at fair value on a recurring basis. The fair value and cost basis of the Company’s investment in Tribune Publishing was $7 million and $0, respectively, as of March 29, 2015 and the fair value and cost basis was $9 million and $0, respectively, as of December 28, 2014.
Certain assets are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis, but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The carrying values of cash and cash equivalents, restricted cash and cash equivalents, trade accounts receivable and trade accounts payable approximate fair value due to their short term to maturity.
Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	March 29, 2015		December 28, 2014
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cost method investments	$18,418	$18,418	$18,238	$18,238
Convertible note receivable	$2,000	$2,000	$2,000	$2,000
Term Loan Facility	$3,480,005	$3,471,316	$3,411,744	$3,471,017
Dreamcatcher Credit Facility	$22,956	$22,905	$23,498	$23,914
The following methods and assumptions were used to estimate the fair value of each category of financial instruments.
Cost Method Investments—The Company’s cost method investments are in private companies and recorded at cost, net of write-downs resulting from periodic evaluations of the carrying values of the investments. No events or changes in circumstances occurred during the three months ended March 29, 2015 that suggested a significant adverse effect in the fair values of these investments.
Convertible Note Receivable—The convertible note receivable is with a private company and is recorded at cost. No events or changes in circumstances have occurred during the three months ended March 29, 2015 that suggested a significant adverse effect in the fair value of this note receivable. The carrying value of the note receivable at March 29, 2015 approximated fair value.
Term Loan Facility—The fair value of the outstanding principal balance of the Company’s Term Loan Facility at both March 29, 2015 and December 28, 2014 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
Dreamcatcher Credit Facility—The fair value of the outstanding principal balance of the Company’s Dreamcatcher Credit Facility at both March 29, 2015 and December 28, 2014 is based on pricing from observable market information for similar instruments in a non-active market and would be classified in Level 2 of the fair value hierarchy.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Chapter 11 Reorganization— On December 8, 2008 (the “Petition Date”), Tribune Company and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 12, 2009, Tribune CNLBC, LLC (formerly known as Chicago National League Ball Club, LLC), which held the majority of the assets and liabilities related to the businesses of the Chicago Cubs Major League Baseball franchise, also filed a Chapter 11 Petition and thereafter became a Debtor. As further described in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014, a plan of reorganization for the Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). From the Petition Date and until the Effective Date, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable orders of the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Bankruptcy Court. See Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for additional information regarding the Debtors’ Chapter 11 cases.
Where appropriate, the Company and its business operations as conducted on or prior to December 30, 2012 are also herein referred to collectively as the “Predecessor.” The Company and its business operations as conducted on or subsequent to the Effective Date are also herein referred to collectively as the “Successor,” “Reorganized Debtors” or “Reorganized Tribune Company.”
On April 12, 2012, the Debtors, the official committee of unsecured creditors appointed in the Debtors’ Chapter 11 cases, and creditors under certain of the Predecessor’s prepetition debt facilities, filed the Fourth Amended Joint Plan of Reorganization for Tribune Company and its Subsidiaries with the Bankruptcy Court (as subsequently modified, the “Plan”). On July 23, 2012, the Bankruptcy Court issued an order confirming the Plan (the “Confirmation Order”). The Plan constitutes a separate plan of reorganization for each of the Debtors and sets forth the terms and conditions of the Debtors’ reorganization. See the “Terms of the Plan” section in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for a description of the terms and conditions of the confirmed Plan. On March 16, 2015, the Bankruptcy Court entered a final decree closing 88 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re Tribune Media Company, et al., Case No. 08-13141.
Since the Effective Date, Reorganized Tribune Company has substantially consummated the various transactions contemplated under the Plan. In particular, the Company has made all distributions of cash, Common Stock and Warrants (each as defined and described in Note 11) that were required to be made under the terms of the Plan to creditors holding allowed claims as of December 31, 2012. Claims of general unsecured creditors that become allowed claims on or after the Effective Date have been or will be paid on the next quarterly distribution date after such allowance.
Pursuant to the terms of the Plan, the Company is also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the Effective Date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 proceedings. On the Effective Date, Reorganized Tribune Company held restricted cash of $187 million which was estimated to be sufficient to satisfy such obligations. At March 29, 2015, restricted cash held by the Company to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, the Company would be required to satisfy the allowed claims from its cash on hand from operations.
Confirmation Order Appeals—Notices of appeal of the Confirmation Order were filed on July 23, 2012 by (i) Aurelius Capital Management, LP (“Aurelius”), on behalf of its managed entities that were holders of the Predecessor’s senior notes and Exchangeable Subordinated Debentures due 2029 (“PHONES”) and (ii) Law Debenture Trust Company of New York (“Law Debenture”), successor trustee under the indenture for the Predecessor’s prepetition 6.61% debentures due 2027 and the 7.25% debentures due 2096, and Deutsche Bank Trust Company Americas (“Deutsche Bank”), successor trustee under the indentures for the Predecessor’s prepetition medium-term notes due 2008, 4.875% notes due 2010, 5.25% notes due 2015, 7.25% debentures due 2013 and 7.5% debentures due 2023. Additional notices of appeal were filed on August 2, 2012 by Wilmington Trust Company (“WTC”), as successor indenture trustee for the PHONES, and on August 3, 2012 by EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity,” and, together with Aurelius, Law Debenture, Deutsche Bank and WTC, the “Appellants”). The confirmation appeals were transmitted to the United States District Court for the District of Delaware (the “Delaware District Court”) and were consolidated, together with two previously-filed appeals by WTC of the Bankruptcy Court’s orders relating to certain provisions in the Plan, under the caption Wilmington Trust Co. v. Tribune Co. (In re Tribune Co.), Case Nos. 12-cv-128, 12-mc-108, 12-cv-1072, 12-cv-1073, 12-cv-1100 and 12-cv-1106. Case No. 12-mc-108 was closed without disposition on January 14, 2014.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Appellants seek, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by the Predecessor, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. See “Terms of the Plan” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for a description of the terms and conditions of the confirmed Plan and “Certain Causes of Action Arising From the Leveraged ESOP Transactions” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for a description of the Leveraged ESOP Transactions. WTC and the Zell Entity also sought to overturn determinations made by the Bankruptcy Court concerning the priority in right of payment of the PHONES and the subordinated promissory notes held by the Zell Entity and its permitted assignees, respectively. There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals. In January 2013, the Company filed a motion to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014, the Delaware District Court entered an order granting in part and denying in part the motion to dismiss. The effect of the order was to dismiss all of the appeals, with the exception of the relief requested by the Zell Entity concerning the priority in right of payment of the subordinated promissory notes held by the Zell Entity and its permitted assignees with respect to any state law fraudulent transfer claim recoveries from a creditor trust that was proposed to be formed under a prior version of the Plan, but was not formed under the Plan as confirmed by the Bankruptcy Court. The Delaware District Court vacated the Bankruptcy Court’s ruling to the extent it opined on that issue. On July 16, 2014, Aurelius, Law Debenture and Deutsche Bank timely appealed the Delaware District Court’s order to the U.S. Court of Appeals for the Third Circuit. Briefing before the Third Circuit was completed on February 2, 2015, and oral arguments were heard on April 16, 2015. If the Appellants are successful in overturning the Confirmation Order and certain prior orders of the Bankruptcy Court, our financial condition may be adversely affected.
Resolution of Outstanding Prepetition Claims—As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Additional claims were filed after the Effective Date, including to amend or supplement previously filed claims. Additional claims were also included in the Debtors’ respective schedules of assets and liabilities which were filed with the Bankruptcy Court. Amounts and payment terms for these claims, if applicable, were established in the Plan. As of April 30, 2015, approximately 3,260 proofs of claim had been withdrawn, expunged or satisfied as a result of the Debtors’ evaluation of the filed proofs of claim and their efforts to reduce and/or eliminate invalid, duplicative and/or over-stated claims. In addition, approximately 3,750 proofs of claim had been settled or otherwise satisfied pursuant to the terms of the Plan.
However, as of April 30, 2015, approximately 440 proofs of claim remain subject to further evaluation and adjustments, of which approximately 20 proofs of claim relate to Tribune Publishing Debtor cases that were assumed by Tribune Publishing in connection with the Publishing Spin-off. The majority of the remaining proofs of claim were filed by certain of the Company’s former directors and officers, asserting indemnity and other related claims against the Company for claims brought against them in lawsuits that were transferred to a litigation trust formed, pursuant to the Plan, to pursue certain causes of action arising from the Leveraged ESOP Transactions for the benefit of certain creditors that received interests in the litigation trust as part of their distributions under the Plan (the “Litigation Trust”). Those lawsuits are pending in multidistrict litigation (“MDL”) before the United States District Court for the Southern District of New York (the “NY District Court”) in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation, under the consolidated docket numbers 1:11-md-02296 and 1:12-mc-02296. See “Certain Causes of Action Arising From the Leveraged ESOP Transactions” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for a description of the MDL proceedings in the NY District Court. Under the Plan, such indemnity-type claims against the Company must be set off against any recovery by the Litigation Trust against any of the directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.
Adjustments to prepetition claims may result from, among other things, negotiations with creditors, further orders of the Bankruptcy Court and, in certain instances, litigation. The ultimate amounts to be paid in settlement of

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

each of these claims, including indemnity claims, will continue to be subject to uncertainty for a period of time after the Effective Date.
Reorganization Items, Net—ASC Topic 852, “Reorganizations,” requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported in reorganization items, net in the Company’s unaudited condensed consolidated statements of operations included herein. Reorganization costs include provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts as well as professional advisory fees and other costs directly associated with the Debtors’ Chapter 11 cases.
Reorganization items, net included in the Company’s unaudited condensed consolidated statements of operations for the three months ended March 29, 2015 and March 30, 2014 totaled $1 million and $2 million, respectively.
Operating net cash outflows resulting from reorganization costs for the three months ended March 29, 2015 and March 30, 2014 totaled $1 million and $2 million, respectively.
The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2015 and in future periods. These expenses will include primarily professional advisory fees and other costs related to the implementation of the Plan and the resolution of unresolved claims.
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
Television and radio broadcast station licenses are granted for terms of up to eight years and are subject to renewal by the FCC in the ordinary course, at which time they may be subject to petitions to deny the license renewal applications. As of May 8, 2015, the Company had FCC authorization to operate 39 television stations and one AM radio station. Timely filed renewal applications for 12 of those stations are currently pending.
The Company is subject, among other regulations, to the FCC’s “Local Television Multiple Ownership Rule” (the “Duopoly Rule”) and “Newspaper Broadcast Cross Ownership Rule” (the “NBCO Rule”). See Note 12 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for the description of the rules and their applicability to the Company’s operations.
The Company’s television/newspaper interests are subject to a temporary waiver of the NBCO Rule which was granted by the FCC in conjunction with its approval of the Plan (the “Exit Order”). On November 12, 2013, the Company filed with the FCC a request for extension of the temporary NBCO Rule waivers granted in the Exit Order. That request is pending. Meanwhile, in its pending 2014 Quadrennial Review of the ownership rules, the FCC is considering a proposal that would modify the NBCO Rule by establishing a favorable presumption with respect to certain daily newspaper/broadcast combinations in the 20 largest markets and a rebuttable negative presumption with respect to such combinations in all other markets. The proceeding is pending. The Company cannot predict the outcome of this proceeding or whether the FCC will allow the Company’s existing temporary (New York) waiver to remain in effect pending the conclusion of the proceeding.
The FCC’s “National Television Multiple Ownership Rule” prohibits the Company from owning television stations that, in the aggregate, reach more than 39% of total U.S. television households, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). The Company’s current national reach would exceed the 39% cap on an undiscounted basis. In a pending rulemaking proceeding the FCC

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

has proposed to repeal the UHF Discount but to grandfather existing combinations that exceed the 39% cap. Under the FCC’s proposal, absent a waiver, a grandfathered station group would have to come into compliance with the modified cap upon a sale or transfer of control. If adopted as proposed, the elimination of the UHF Discount would affect the Company’s ability to acquire additional television stations (including the Dreamcatcher stations that are the subject of certain option rights held by the Company, see Note 1 for further information).
Under FCC policy and precedent a television station or newspaper publisher may provide certain operational support and other services to a separately-owned television station in the same market pursuant to a “shared services agreement” (“SSA”) where the Duopoly Rule or NBCO Rule would not permit common ownership of the properties. The FCC authorized the Company to provide services (not including advertising sales) under SSAs to the Dreamcatcher stations in conjunction with its approval of the Company’s Local TV Acquisition (“Local TV Transfer Order”). In its pending 2014 Quadrennial Review proceeding, the FCC is seeking comment on proposals to adopt reporting requirements for SSAs. The Company cannot predict the outcome of that proceeding or its effect on the Company’s business or operations. Meanwhile, in a public notice released on March 12, 2014, the FCC announced that pending and future transactions involving SSAs will be subject to a higher level of scrutiny if they include a combination of certain operational and economic features. Although the Company currently has no transactions pending before the FCC that would be subject to such higher scrutiny, this policy could limit the Company’s future ability to enter into SSAs or similar arrangements. In a Report and Order issued on April 15, 2014, the FCC amended its rules to treat any “joint sales agreement” (“JSA”) pursuant to which a television station sells more than 15% of the weekly advertising time of another television station in the same market as an attributable ownership interest subject to the Duopoly Rule. A similar rule already was in effect for radio JSAs. Pursuant to that order and related legislation, existing JSAs that create impermissible duopolies must be unwound or revised to come into compliance by December 19, 2016. The Company is not a party to any JSAs. An appeal of the FCC’s April 15, 2014 Report and Order is pending before the U.S. Court of Appeals for the District of Columbia Circuit. In a Report and Order and Further Notice of Proposed Rulemaking issued on March 31, 2014, the FCC is seeking comment on whether to eliminate or modify its “network non-duplication” and “syndicated exclusivity” rules, pursuant to which local television stations may enforce their contractual exclusivity rights with respect to network and syndicated programming. In addition, the FCC adopted a rule prohibiting two or more separately owned top-4 stations in a market from negotiating jointly for retransmission consent. However, in STELAR, Congress directed the FCC to adopt (within nine months) regulations that will prohibit a television station from coordinating retransmission consent negotiations or negotiating retransmission consent on a joint basis with a separately owned television station in the same market, irrespective of ratings. The Company does not currently engage in retransmission consent negotiations jointly with any other stations in its markets. The Company cannot predict the impact of the new rule or the FCC’s further proposals on our business.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company completed the Local TV Acquisition on December 27, 2013 pursuant to FCC staff approval granted on December 20, 2013 in the Local TV Transfer Order, as further described in Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014. On January 22, 2014, Free Press filed an Application for Review seeking review by the full Commission of the Local TV Transfer Order. The Company filed an Opposition to the Application for Review on February 21, 2014. Free Press filed a reply on March 6, 2014. The matter is pending.
Other Contingencies—The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies. See Note 9 for a discussion of potential income tax liabilities.
The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or liquidity.
NOTE 9: INCOME TAXES
In the three months ended March 29, 2015, the Company recorded income tax expense related to continuing operations of $22 million. The effective tax rate on pretax income from continuing operations was 38.0% in the three months ended March 29, 2015. These rates differ from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction and other non-deductible expenses.
In the three months ended March 30, 2014, the Company recorded income tax expense related to continuing operations of $18 million. The effective tax rate on pretax income from continuing operations was 38.3% for the three months ended March 30, 2014. These rates differ from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction and other non-deductible expenses.
Newsday and Chicago Cubs Transactions—As further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014, the Company consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC, through NMG Holdings, Inc., owns approximately 97% and the Company owns approximately 3% of NHLLC. The fair market value of the contributed NMG net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. In March 2013, the IRS issued its audit report on the Company’s federal income tax return for 2008 which concluded that the gain should have been included in the Company’s 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax through March 29, 2015 would be approximately $32 million. The Company disagrees with the IRS’s position and has timely filed its protest in response to the IRS’s proposed tax adjustments. The Company is contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, the Company would also be subject to approximately $31 million, net of tax benefits, of state income taxes and related interest through March 29, 2015. The Company does not maintain any tax reserves relating to the Newsday Transactions. In accordance with ASC Topic 740, “Income Taxes,” the Company’s unaudited condensed consolidated balance sheet at March 29, 2015 includes a deferred tax liability of $106 million related to the future recognition of taxable income related to the Newsday Transactions.
As further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and the Company owns 5% of the membership interests in New Cubs LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

provisions of the IRC and related regulations. The IRS is currently auditing the Company’s 2009 federal income tax return which includes the Chicago Cubs Transactions. The Company expects the IRS audit to be concluded during 2015. If the gain on the Chicago Cubs Transactions is deemed by the IRS to be taxable in 2009, the federal and state income taxes would be approximately $225 million before interest and penalties. The Company does not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, the Company’s unaudited condensed consolidated balance sheet at March 29, 2015 includes a deferred tax liability of $171 million related to the future recognition of taxable income related to the Chicago Cubs Transactions.
Other—Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. The Company accounts for uncertain tax positions in accordance with ASC Topic 740, which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s liability for unrecognized tax benefits totaled $19 million at both March 29, 2015 and December 28, 2014, respectively. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $2 million within the next twelve months due to the resolution of tax examination issues and statute of limitations expirations.
NOTE 10: PENSION AND OTHER RETIREMENT PLANS
The components of net periodic benefit cost (credit) for Company-sponsored pension and other postretirement benefits plans, including amounts included in income from discontinued operations, net of taxes, for the three months ended March 29, 2015 and March 30, 2014 were as follows (in thousands):

	Pension Benefits
	Three Months Ended
	March 29, 2015	March 30, 2014
Service cost	$156	$126
Interest cost	20,377	20,461
Expected return on plans’ assets	(27,836)	(28,285)
Recognized actuarial gain	—	(106)
Net periodic benefit credit	$(7,303)	$(7,804)

	Other Post Retirement Benefits
	Three Months Ended
	March 29, 2015	March 30, 2014
Service cost	$34	$136
Interest cost	110	580
Recognized actuarial gain	(8)	—
Net periodic benefit cost	$136	$716

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The amounts of net periodic benefit cost for Company-sponsored other post retirement plans applicable to continuing and discontinued operations for the three months ended March 29, 2015 and March 30, 2014 were as follows (in thousands):

	Other Post Retirement Benefits
	Three Months Ended
	March 29, 2015	March 30, 2014
Continuing operations	$136	$152
Discontinued operations	—	564
Net periodic benefit cost	$136	$716
For 2015, the Company does not expect to contribute to its qualified pension plans and expects to contribute $1 million to its other postretirement plans. In the three months ended March 29, 2015, the Company made contributions of $0.1 million to its other postretirement plans. In the three months ended March 30, 2014, the Company made contributions of $2 million to certain of its qualified pension plans and $1 million to its other postretirement plans.
NOTE 11: CAPITAL STOCK
Effective as of the Effective Date, Reorganized Tribune Company issued 78,754,269 shares of Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), and 4,455,767 shares of Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and together with Class A Common Stock, “Common Stock”). Certain creditors that were entitled to receive Common Stock, either voluntarily elected to receive Class B Common Stock in lieu of Class A Common Stock or were allocated Class B Common Stock in lieu of Class A Common Stock in order to comply with the FCC’s ownership rules and requirements. The Class A Common Stock and Class B Common Stock generally provide identical economic rights, but holders of Class B Common Stock have limited voting rights, including that such holders have no right to vote in the election of directors. Subject to the ownership limitations described below, each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock, in each case, at the option of the holder at any time. During the three months ended March 29, 2015 and March 30, 2014, on a net basis, 46,123 and 239,184 shares, respectively, of Class B Common Stock were converted into 46,123 and 239,184 shares, respectively, of Class A Common Stock.
In addition, on the Effective Date, Reorganized Tribune Company entered into the Warrant Agreement, pursuant to which the Company issued 16,789,972 Warrants to purchase Common Stock (the “Warrants”). The Company issued the Warrants in lieu of Common Stock to creditors that were otherwise eligible to receive Common Stock in connection with the implementation of the Plan in order to comply with the FCC’s foreign ownership restrictions. Each Warrant entitles the holder to purchase from the Company, at the option of the holder and subject to certain restrictions set forth in the Warrant Agreement and described below, one share of Class A Common Stock or one share of Class B Common Stock at an exercise price of $0.001 per share, subject to adjustment and a cashless exercise feature. The Warrants may be exercised at any time on or prior to December 31, 2032. During the three months ended March 29, 2015 and March 30, 2014, 421,643 and 2,779,959 Warrants, respectively, were exercised for 421,643 and 2,779,933 shares, respectively, of Class A Common Stock. No Warrants were exercised for Class B Common Stock during the three months ended March 29, 2015. During the three months ended March 30, 2014, 100 Warrants were exercised for 100 shares of Class B Common Stock. At March 29, 2015, the following amounts were issued: 1,588,318 Warrants, 96,299,803 shares of Class A Common Stock, of which 3,907,404 were held in treasury, and 2,391,960 shares of Class B Common Stock. As of March 29, 2015, the Company reserved 8,335 shares of Class A Common Stock for issuance pursuant to restricted stock award agreements entered into during the second quarter of 2013.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company is authorized to issue up to one billion shares of Class A Common Stock, up to 200 million shares of Class B Common Stock and up to 40 million shares of preferred stock, each par value $0.001 per share, in one or more series. The Company has not issued any shares of preferred stock. The Company’s Class A Common Stock is currently traded on the New York Stock Exchange under the symbol “TRCO.” The Company’s Class B Common Stock and Warrants are currently traded over-the-counter under the symbols “TRBAB” and “TRBNW,” respectively.
Pursuant to the Company’s amended and restated certificate of incorporation and the Warrant Agreement, in the event the Company determines that the ownership or proposed ownership of Common Stock or Warrants, as applicable, would be inconsistent with or violate any federal communications laws, materially limit or impair any business activities or proposed business activities of the Company under any federal communications laws, or subject the Company to any regulation under any federal communications laws to which the Company would not be subject, but for such ownership or proposed ownership, the Company may, among other things: (i) require a holder of Common Stock or Warrants to promptly furnish information reasonably requested by the Company, including information with respect to citizenship, ownership structure, and other ownership interests and affiliations; (ii) refuse to permit a proposed transfer or conversion of Common Stock, or condition transfer or conversion on the prior consent of the FCC; (iii) refuse to permit a proposed exercise of Warrants, or condition exercise on the prior consent of the FCC; (iv) suspend the rights of ownership of the holders of Common Stock or Warrants; (v) require the conversion of any or all shares of Common Stock held by a stockholder into shares of any other class of capital stock of the Company with equivalent economic value, including the conversion of shares of Class A Common Stock into shares of Class B Common Stock or the conversion of shares of Class B Common Stock into shares of Class A Common Stock; (vi) require the exchange of any or all shares of Common Stock held by any stockholder of the Company for warrants to acquire the same number and class of shares of capital stock in the Company; (vii) to the extent the foregoing are not reasonably feasible, redeem any or all such shares of Common Stock; or (viii) exercise any and all appropriate remedies, at law or in equity, in any court of competent jurisdiction to prevent or cure any such situation.
On the Effective Date, Reorganized Tribune Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain entities related to Angelo, Gordon & Co., L.P. (the “AG Group”), Oaktree Tribune, L.P. (the “Oaktree Group”) and Isolieren Holding Corp., an affiliate of JPMorgan (the “JPM Group,” and each of the JPM Group, AG Group and Oaktree Group, a “Stockholder Group”) and certain other holders of Registrable Securities who become a party thereto. “Registrable Securities” consist of Common Stock, securities convertible into or exchangeable for Common Stock and options, Warrants or other rights to acquire Common Stock. Registrable Securities will cease to be Registrable Securities, among other circumstances, upon their sale under a registration statement or pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Rights Agreement gives a Stockholder Group demand registration, shelf registration and piggyback registration rights. At any time, any Stockholder Group holding at least 5% of the outstanding Class A Common Stock (on a fully diluted basis) (a “Demand Holder”) has certain rights to demand the registration of Registrable Securities on an underwritten or non-underwritten basis, provided that certain conditions are met, including that the aggregate proceeds expected to be received is greater than the lesser of (i) $100 million and (ii) 2.5% of the market capitalization of the Company. Each Stockholder Group is permitted a limited number of demand registrations on Form S-1 and an unlimited number of demand registrations on Form S-3. The Company is not required to file a demand registration statement within 90 days after the effective date of a previous registration statement (other than on Form S-8 or S-4). At any time that the Company is eligible for registration on Form S-3, any Demand Holder may demand the Company file a shelf registration statement covering Registrable Securities. The Stockholder Groups are also afforded unlimited registration rights (piggyback rights) on any registration statement (other than registrations on Form S-8 or S-4 or for rights offerings) filed by the Company with respect to securities of the same class or series covered by such registration statement. The Company has certain rights to suspend its obligations with respect to registrations under certain conditions or upon the happening of certain events (such as pending material corporate developments) for specified periods of time as set forth in the Registration Rights Agreement. The Registration Rights Agreement also includes other customary terms and conditions, including customary lock-up or “holdback” provisions binding the stockholders and the Company and indemnity

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

and contribution obligations of the Company and the stockholders participating in a registration. The registration rights are only transferable to, subject to certain conditions, (i) an affiliate of a Stockholder Group or (ii) a transferee of a Stockholder Group if at least 5% of the Class A Common Stock (on a fully diluted basis) is being transferred to such transferee (and such transferee may not subsequently transfer its registration rights to any other person or entity, other than to a Stockholder Group). The Registration Rights Agreement terminates on December 31, 2022.
Common Stock Repurchases—On October 13, 2014, the Board authorized a stock repurchase program, under which the Company may repurchase up to $400 million of its outstanding Class A Common Stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations.
During 2014, the Company repurchased 1,101,160 shares in open market transactions for $68 million at an average price of $61.58 per share, which includes 125,566 shares, valued at $8 million, for which the Company placed trades prior to December 28, 2014 that were not settled until the first three business days of the first quarter of 2015. During the first fiscal quarter of 2015, the Company repurchased 2,806,244 shares in open market transactions for $165 million at an average price of $58.86 per share. As of March 29, 2015, the remaining authorized amount under the current authorization totaled approximately $167 million.
Special Cash Dividend—On March 5, 2015, the Board authorized and declared a special cash dividend of $6.73 per share of Common Stock (the “Special Cash Dividend”), which was paid on April 9, 2015 to holders of record of Common Stock at the close of business on March 25, 2015. In addition, pursuant to the terms of the Warrant Agreement, the Company also made a cash payment of $6.73 per Warrant on April 9, 2015 to holders of record of Warrants at the close of business on March 25, 2015. The total aggregate payment on April 9, 2015 totaled $649 million, including the payment to holders of Warrants, and is classified as a current liability in the Company’s unaudited condensed consolidated balance sheet at March 29, 2015.
Quarterly Cash Dividends—The Company announced an intention to pay regular quarterly cash dividends on Common Stock of $0.25 per share, starting in the second fiscal quarter of 2015. The actual declaration of any such future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are at the discretion of the Board and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility), restrictions imposed by applicable law, general business conditions and other factors that the Board may deem relevant. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of the Company’s Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held. Furthermore, the Compensation Committee of the Board approved forfeitable dividend equivalents for all RSUs and PSUs (as defined in Note 12), which will be reinvested in RSUs and PSUs and settled concurrently with vesting of associated RSUs and PSUs.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 12: STOCK-BASED COMPENSATION
On March 1, 2013, and as permitted under the Plan, the Compensation Committee of the Board adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) for the purpose of granting stock awards to directors, officers and employees of the Company and its subsidiaries. Stock awarded pursuant to the Equity Incentive Plan is limited to five percent of the outstanding Common Stock on a fully diluted basis. There are 5,263,000 shares of Common Stock authorized for issuance under the Equity Incentive Plan. As of March 29, 2015, the Company had 2,400,048 shares of Common Stock available for grant.
The Equity Incentive Plan provides for the granting of non-qualified stock options (“NSOs”), restricted stock units (“RSUs”), performance share units (“PSUs”) and restricted and unrestricted stock awards (collectively “Equity Awards”). Pursuant to ASC Topic 718, the Company measures stock-based compensation costs on the grant date based on the estimated fair value of the award and recognizes compensation costs on a straight-line basis over the requisite service period for the entire award. The Company’s Equity Incentive Plan allows employees to surrender to the Company shares of vested common stock upon vesting of their stock awards or at the time they exercise their NSOs in lieu of their payment of the required withholdings for employee taxes. The Company does not withhold taxes on Equity Awards in excess of minimum required statutory requirements.
NSO and RSU awards generally vest 25% on each anniversary of the date of the grant. Under the Equity Incentive Plan, the exercise price of an NSO award cannot be less than the market price of Common Stock at the time the NSO award is granted and has a maximum contractual term of 10 years. PSU awards cliff vest at the end of the two-year and three-year performance periods, depending on the period specified in each respective PSU agreement. The number of PSUs that ultimately vest depends on the Company’s performance relative to specified financial targets for fiscal years 2015, 2016 and 2017. Additionally, RSUs and PSUs are entitled to dividend equivalents. See Note 11 for further information. Restricted and unrestricted stock awards have been issued to certain members of the Board as compensation for retainer fees and long-term awards. The Company intends to facilitate settlement of all vested awards in Common Stock, with the exception of certain RSUs granted to non-US based employees which the Company expects to settle in cash.
The Company estimates the fair value of NSO awards using the Black-Scholes option-pricing model, which incorporates various assumptions including the expected term of the awards, volatility of the stock price, risk-free rates of return and dividend yield. The risk-free rate was based on the U.S. Treasury yield curve in effect at the time of grant. Expected volatility was based on the actual historical volatility of a select peer group of entities operating in similar industry sectors as the Company. The expected dividend yield was based on the Company’s expectation of future dividend payments at the time of grant. Expected life was calculated using the simplified method as described under Staff Accounting Bulletin Topic 14, “Share-Based Payment.”
In connection with the Special Cash Dividend (see Note 11), and pursuant to the terms of the Equity Incentive Plan, the number of the Company’s employees’ outstanding equity awards, and the exercise price of the NSOs, were adjusted to preserve the fair value of the awards immediately before and after the Special Cash Dividend. The Company’s Class A Common Stock began trading ex-dividend on March 23, 2015 (the “Ex-dividend Date”). The conversion ratio (the “Ratio”) used to adjust the awards was based on the ratio of (a) unaffected closing price of Class A Common Stock on the day before the Ex-dividend Date to (b) the opening price of Class A Common Stock on the Ex-dividend Date. As the above adjustments were made pursuant to existing anti-dilution provisions of the Equity Incentive Plan, the Company did not record any incremental compensation expense related to the conversion of the Equity Awards. The Equity Awards continue to vest over the original vesting period, as described above. The combined impact of this award activity is collectively referred to as the “Adjustments.” The Adjustments increased outstanding Equity Awards by 251,537 shares, which are separately included in the line item “Adjustments due to the Special Cash Dividend” in the tables below.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The awards held as of the Ex-dividend Date by Company employees were modified as follows:

•
Non-Qualified Stock Options - The number of NSOs outstanding as of the Ex-dividend Date was increased via the calculated Ratio and the strike price of NSOs was decreased via the Ratio in order to preserve the fair value of NSOs;

•	Restricted Stock Units - The number of outstanding RSUs as of the Ex-dividend Date was increased utilizing the calculated Ratio in order to preserve the fair value of RSUs; and

•	Performance Share Units - The number of outstanding PSUs as of the Ex-dividend Date was increased utilizing the calculated Ratio in order to preserve the fair value of PSUs.
The following table provides the weighted-average assumptions used to determine the fair value of NSO awards granted during the three months ended March 29, 2015 (all were granted prior to the Company’s announcement of its intention to pay regular quarterly cash dividends on Common Stock):

Three Months Ended March 29, 2015
Risk-free interest rate	1.72%
Expected dividend yield	0.00%
Expected stock price volatility	44.75%
Expected life (in years)	6.25
The Company determines the fair value of PSU, RSU and unrestricted and restricted stock awards by reference to the quoted market price of the Common Stock on the date of the grant.
Stock-based compensation expense for the three months ended March 29, 2015, totaled $8 million. Stock-based compensation expense for the three months ended March 30, 2014, including the expense attributable to Tribune Publishing prior to the Publishing Spin-off, totaled $9 million.
A summary of activity and weighted average exercise prices related to the NSOs is reflected in the table below. For NSOs granted prior to the Ex-dividend Date, the weighted-average exercise prices reflect the historical values without giving effect to the Special Cash Dividend. As noted above, as of the Ex-dividend Date, an adjustment was made to convert the number of outstanding options and the exercise prices to preserve the fair value of the awards.

	Three Months Ended March 29, 2015
	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	974,518	$70.90
Granted	405,927	58.09
Exercised	(320)	59.58
Forfeited	(8,982)	56.42
Adjustments due to the Special Cash Dividend	145,219	*
Outstanding, end of period (1)	1,516,362	$60.77
Vested and exercisable, end of period (1)	305,565	$61.64

* Not meaningful
(1) The weighted average exercise price of options outstanding as of March 29, 2015 reflects the adjustment for the Special Cash Dividend.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of activity and weighted average fair values related to the RSUs is reflected in the table below. For RSUs granted prior to the Ex-dividend Date, the weighted-average fair values reflect the historical values without giving effect to the Special Cash Dividend. As noted above, as of the Ex-dividend Date, an adjustment was made to increase the number of outstanding RSUs to preserve the fair value of the awards.

	Three Months Ended March 29, 2015
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	633,182	$68.76
Granted	387,403	58.12
Vested	(164,601)	67.33
Forfeited	(11,999)	65.03
Adjustments due to the Special Cash Dividend	88,836	*
Outstanding and nonvested, end of period (1)(2)	932,821	$58.05

* Not meaningful
(1) Includes 16,133 RSUs which were granted to foreign employees and which the Company expects to settle in cash. These RSUs generally vest over a four year period. The fair value of these RSUs at March 29, 2015 is $1 million.
(2) The weighted average fair value of outstanding RSUs as of March 29, 2015 reflects the adjustment for the Special Cash Dividend.
A summary of activity and weighted average fair values related to the restricted and unrestricted stock awards is as follows:

	Three Months Ended March 29, 2015
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	16,670	$56.80
Granted	10,643	60.70
Vested and issued (1)	(10,643)	60.70
Vested	(8,335)	56.80
Outstanding and nonvested, end of period	8,335	$56.80

(1) Represents shares of unrestricted stock.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of activity and weighted average fair values related to the PSUs is reflected in the table below. For PSUs granted prior to the Ex-dividend Date, the weighted-average fair values reflect the historical values without giving effect to the Special Cash Dividend. As noted above, as of the Ex-dividend Date, an adjustment was made to increase the number of outstanding PSUs to preserve the fair value of the awards.

	Three Months Ended March 29, 2015
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	43,219	$74.35
Granted (1)	65,982	68.10
Adjustment due to the Special Cash Dividend (1)	11,575	*
Outstanding and nonvested, end of period (1)(2)	120,776	$63.81

* Not meaningful
(1) Represents shares of PSUs for which performance targets have been established and which are deemed granted under U.S. GAAP. An additional adjustment of 5,907 PSUs which have not yet been deemed granted under U.S. GAAP is not reflected in the table above.
(2) The weighted average fair value of outstanding PSUs as of March 29, 2015 reflects the adjustment for the Special Cash Dividend.
As of March 29, 2015, the Company had not yet recognized compensation cost on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
Nonvested awards	$93,229	2.8

NOTE 13: EARNINGS PER SHARE
The Company computes earnings per common share (“EPS”) from continuing operations, discontinued operations and net earnings per common share under the two-class method which requires the allocation of all distributed and undistributed earnings to common stock and other participating securities based on their respective rights to receive distributions of earnings or losses. The Company’s Class A Common Stock and Class B Common Stock equally share in distributed and undistributed earnings. The Company accounts for the Warrants as participating securities, as holders of the Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company’s earnings concurrently with such distributions made to the holders of Common Stock, subject to certain restrictions relating to FCC rules and requirements.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

ASC Topic 260, “Earnings per Share,” states that the presentation of basic and diluted EPS is required only for common stock and not for participating securities. For the three months ended March 29, 2015 and March 30, 2014, 1,885,431 and 4,510,414 of the outstanding weighted-average Warrants, respectively, have been excluded from the below table.
The calculation of basic and diluted EPS is presented below (in thousands, except for per share data):

	Three Months Ended
	March 29, 2015	March 30, 2014
EPS numerator:
Income from continuing operations, as reported	$36,417	$28,467
Less: Undistributed earnings allocated to Warrants	706	1,284
Income from continuing operations attributable to common shareholders for basic EPS	$35,711	$27,183
Add: Undistributed earnings allocated to dilutive securities (1)	1	3
Income from continuing operations attributable to common shareholders for diluted EPS	$35,712	$27,186

Income from discontinued operations, as reported	$—	$12,601
Less: Undistributed earnings allocated to Warrants	—	568
Income from discontinued operations attributable to common shareholders for basic and diluted EPS (1)	$—	$12,033

Net income attributable to common shareholders for basic EPS	$35,711	$39,216

Net income attributable to common shareholders for diluted EPS	$35,712	$39,219

EPS denominator:
Weighted average shares outstanding - basic	95,411	95,524
Impact of dilutive securities (1)	125	168
Weighted average shares outstanding - diluted	95,536	95,692

Basic Earnings Per Common Share from:
Continuing Operations	$0.37	$0.28
Discontinued Operations	—	0.13
Net Earnings Per Common Share	$0.37	$0.41

Diluted Earnings Per Common Share from:
Continuing Operations	$0.37	$0.28
Discontinued Operations	—	0.13
Net Earnings Per Common Share	$0.37	$0.41

(1)
The impact of dilutive securities associated with Equity Awards held by Tribune Publishing employees was immaterial. As such, all of the impact of dilutive securities has been allocated to diluted EPS from continuing operations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Because of their anti-dilutive effect, 1,215,011 common share equivalents, comprised of NSOs, PSUs and RSUs, have been excluded from the diluted EPS calculation for the three months ended March 29, 2015. Because of their anti-dilutive effect, 492,491 common share equivalents, comprised of NSOs and RSUs, have been excluded from the diluted EPS calculation for the three months ended March 30, 2014.
NOTE 14: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) is a separate component of shareholders’ equity in the Company’s unaudited condensed consolidated balance sheets. The following table summarizes the changes in accumulated other comprehensive loss by component for the three months ended March 29, 2015 (in thousands):

	Unrecognized Benefit Plan Gains and Losses	Foreign Currency Translation Adjustments	Unrealized Holding Gain on Marketable Securities	Total
Balance at December 28, 2014	$(49,323)	$(2,665)	$5,447	$(46,541)
Other comprehensive loss	(5)	(5,391)	(939)	(6,335)
Balance at March 29, 2015	$(49,328)	$(8,056)	$4,508	$(52,876)
NOTE 15: RELATED PARTY TRANSACTIONS
The Company’s company-sponsored pension plan assets include an investment in a loan fund limited partnership managed by Oaktree Capital Management, L.P., which is affiliated with Oaktree Tribune, L.P., a principal shareholder of Tribune Media Company. The fair value of this investment was $31 million at both March 29, 2015 and December 28, 2014. The pension plan assets have included an investment in this fund since 2008.
Oaktree is affiliated with funds that held between 10% and 15% of the outstanding shares of HWW at the time of the Company’s acquisition of HWW (see Note 3) was consummated and accordingly received a proportional share of the purchase price. The entry into the agreement was approved by the Company’s Audit Committee in accordance with the terms of the Company’s related person transactions policy.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 16: BUSINESS SEGMENTS
The following table summarizes business segment financial data for the three months ended March 29, 2015 and March 30, 2014 (in thousands):

	Three Months Ended
	March 29, 2015	March 30, 2014
Operating revenues:
Television and Entertainment	$410,300	$400,201
Digital and Data	50,202	31,485
Corporate and Other	12,235	14,416
Total operating revenues	$472,737	$446,102
Operating profit (loss):
Television and Entertainment	$79,348	$64,697
Digital and Data	3,734	(2,086)
Corporate and Other	(22,147)	(12,351)
Total operating profit	$60,935	$50,260
Depreciation:
Television and Entertainment	$11,423	$12,376
Digital and Data	2,105	1,813
Corporate and Other	3,526	2,522
Total depreciation	$17,054	$16,711
Amortization:
Television and Entertainment	$41,510	$56,655
Digital and Data	6,261	4,019
Total amortization	$47,771	$60,674
Capital Expenditures:
Television and Entertainment	$9,250	$3,029
Digital and Data	2,605	1,921
Corporate and Other	4,444	11,307
Discontinued Operations	—	1,344
Total capital expenditures	$16,299	$17,601

	March 29, 2015	December 28, 2014
Assets:
Television and Entertainment	$8,099,139	$8,234,456
Digital and Data	638,195	644,985
Corporate and Other	2,222,762	2,511,369
Assets held for sale	507	5,645
Total assets	$10,960,603	$11,396,455

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 17: SUBSEQUENT EVENTS
Special Cash Dividend—As further described in Note 11, on April 9, 2015, the Company paid the Special Cash Dividend of $649 million, which includes the payment to holders of Warrants.

Secondary Public Offering—On April 22, 2015, the Company’s registration statement on Form S-1 was declared effective by the SEC for a secondary offering of Class A Common Stock. The Company registered on behalf of certain stockholders the offering and sale of 9,240,073 shares of Class A Common Stock and an additional 1,386,010 shares of Class A Common Stock pursuant to an option to purchase additional shares granted to the underwriters. On April 28, 2015, the selling stockholders completed the offering of 9,240,073 shares of Class A Common Stock at a price of $56.00 per share. The Company did not receive any of the proceeds from the shares of Class A Common Stock sold by the selling stockholders.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this management’s discussion and analysis, unless otherwise specified or the context otherwise requires, “Tribune,” “we,” “our,” “us” and the “Company” refer to Tribune Media Company and its consolidated subsidiaries.
As a result of the Publishing Spin-off (as further described below), the historical results of operations for Tribune Publishing are reported in discontinued operations for all periods presented. The following discussion of our results for the three months ended March 29, 2015 and March 30, 2014 only relate to our continuing operations, unless otherwise noted.
This discussion and analysis should be read in conjunction with our audited consolidated financial statements for the fiscal year ended December 28, 2014.
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the three months ended March 29, 2015 (the “Quarterly Report”), as well as other public documents and statements of the Company, includes “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified or referenced under Item 1A “Risk Factors” included elsewhere in this Quarterly Report.
The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	changes in advertising demand and audience shares;

•	competition and other economic conditions including incremental fragmentation of the media landscape and competition from other media alternatives;

•	changes in the overall market for broadcast and cable television advertising, including through regulatory and judicial rulings;

•	our ability to protect our intellectual property and other proprietary rights;

•	our ability to adapt to technological changes;

•	availability and cost of quality network, syndicated and sports programming affecting our television ratings;

•	the loss, cost and/or modification of our network affiliation agreements;

•	our ability to renegotiate retransmission consent agreements with multichannel video programming distributors;

•	the incurrence of additional tax-related liabilities related to historical income tax returns;

•	our ability to expand metadata business our operations internationally;

•	the incurrence of costs to address contamination issues at physical sites owned, operated or used by our businesses;

•	adverse results from litigation, governmental investigations or tax-related proceedings or audits;

•	our ability to settle unresolved claims filed in connection with the Debtors’ Chapter 11 cases and resolve the appeals seeking to overturn the Confirmation Order;

•	our ability to satisfy pension and other postretirement employee benefit obligations;

•	our ability to attract and retain employees;

•	the effect of labor strikes, lock-outs and labor negotiations;

•	our ability to realize benefits or synergies from acquisitions or divestitures or to operate our businesses effectively following acquisitions or divestitures;

•	the financial performance of our equity method investments;

•	the impairment of our existing goodwill and other intangible assets;

•	compliance with government regulations applicable to the television and radio broadcasting industry;

•	changes in accounting standards;

•	our ability to pay cash dividends on our common stock;

•	impact of increases in interest rates on our variable rate indebtedness or refinancings thereof;

•	our indebtedness and ability to comply with covenants applicable to our debt financing and other contractual commitments;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	the factors discussed under “Risk Factors” of the Company’s filings with the Securities and Exchange Commission (the “SEC”); and
•other events beyond our control that may result in unexpected adverse operating results.
We caution you that the foregoing list of important factors is not exclusive. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Should one or more of the risks or uncertainties described in this Quarterly Report or the documents we incorporate by reference occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
OVERVIEW
We are a diversified media and entertainment company comprised of 42 television stations that are either owned by us or owned by others, but to which we provide certain services, which we refer to as “our television stations,” along with a national general entertainment cable network, a radio station, a production studio, a digital and data technology business, a portfolio of real estate assets and investments in a variety of media, websites and other related assets. We believe our diverse portfolio of assets distinguishes us from traditional pure-play broadcasters through our ownership of high-quality original and syndicated programming, our ability to capitalize on revenue growth from our digital and data assets, cash distributions from our equity investments and revenues from our real estate assets.
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
We also currently hold a variety of investments in cable and digital assets, including equity investments in Television Food Network, G.P. and CareerBuilder, LLC (“CareerBuilder”). In addition, we report and include under Corporate and Other the management of certain of our real estate assets, including revenue from leasing office and production facilities, as well as certain administrative activities associated with operating corporate office functions and managing our predominantly frozen company-sponsored defined benefit pension plans.

Our Television and Entertainment reportable segment consists of 42 television stations, including 39 owned stations and 3 stations operated under shared services agreements (the “SSAs”) with Dreamcatcher Broadcasting LLC (“Dreamcatcher”); WGN America, a national general entertainment cable network; Tribune Studios, a production company that sources and produces original and exclusive content for WGN America and our local television stations; Antenna TV and THIS TV, national multicast networks; www.Zap2it.com (which, prior to December 30, 2014, was included in our Digital and Data reportable segment); and WGN, a radio station in Chicago. The television stations, including the 3 stations owned by Dreamcatcher, are comprised of 14 FOX Broadcasting Company (“FOX”) television affiliates; 13 The CW Network, LLC (“CW”) television affiliates; 6 CBS Corporation (“CBS”) television affiliates; 3 American Broadcasting Company (“ABC”) television affiliates; 2 National Broadcasting Company (“NBC”) television affiliates; and 4 independent television stations. On August 11, 2014, we announced a comprehensive long-term agreement to renew our existing CBS affiliation agreements. Under the terms of the agreement, our WTTV-Indianapolis station became the CBS affiliate in the Indianapolis market beginning on January 1, 2015. At the same time, our CW network affiliation in Indianapolis, which was broadcast on WTTV-Indianapolis through December 31, 2014 was relinquished for compensation effective January 1, 2015.
Our Digital and Data reportable segment consists of several digital entertainment businesses, including Gracenote Video and Gracenote Music. Our acquisitions of What’s ON in July 2014, Baseline in August 2014 and HWW in October 2014 (each as further discussed in “—Significant Events—Acquisitions” below) expanded our existing Gracenote Video business.
Our results of operations, when examined on a quarterly basis, reflect the historical seasonality of our advertising revenues. Typically, second and fourth quarter advertising revenues are higher than first and third quarter advertising revenues. Results for the second quarter usually reflect spring seasonal advertising, while the fourth quarter includes advertising related to the holiday season. In addition, our operating results are subject to fluctuations from political advertising as political spending is usually significantly higher in even numbered years due to advertising expenditures preceding local and national elections. For additional information on the businesses we operate, see Item 1. “Business” of our Annual Report on Form 10-K for the fiscal year ended December 28, 2014 (the “2014 Annual Report”) and our other filings with the SEC.

SIGNIFICANT EVENTS
Publishing Spin-Off
On August 4, 2014, we completed the Publishing Spin-off by distributing 98.5% of the outstanding shares of Tribune Publishing’s common stock to holders of our Common Stock and Warrants (as described in Note 2 to our audited consolidated financial statements for the fiscal year ended December 28, 2014). In the distribution, each holder of our Class A Common Stock, Class B Common Stock and Warrants (each as defined and described in Note 11 to our unaudited condensed consolidated financial statements for the three months ended March 29, 2015) received 0.25 of a share of Tribune Publishing common stock for each share of our Common Stock or Warrant held as of the record date of July 28, 2014. Based on the number of shares of our Common Stock and Warrants outstanding as of 5:00 p.m. Eastern Time on July 28, 2014 and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to our stockholders and holders of Warrants and we retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of outstanding common stock of Tribune Publishing. Subsequent to the distribution, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange under the symbol “TPUB.” In connection with the Publishing Spin-off, we received a $275 million cash dividend from Tribune Publishing from a portion of the proceeds of a senior secured credit facility entered into by Tribune Publishing. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under our Term Loan Facility (see Note 6 to our unaudited condensed consolidated financial statements for the three months ended March 29, 2015 for further information).
We received a private letter ruling from the Internal Revenue Service (“IRS”) which provides that the Publishing Spin-off distribution and certain related transactions qualified as tax-free to us, Tribune Publishing and our stockholders and warrantholders for U.S. federal income tax purposes. Although a private letter ruling from the

IRS generally is binding on the IRS, the private letter ruling does not rule that the distribution satisfies every requirement for a tax-free distribution, and the parties relied on the opinion of our special tax counsel that such additional requirements were satisfied.
In connection with the Publishing Spin-off, we entered into a separation and distribution agreement, a tax matters agreement, a transition services agreement (the “TSA”), an employee matters agreement and certain other agreements with Tribune Publishing that govern the relationships between Tribune Publishing and us following the Publishing Spin-off. See Note 2 to our audited consolidated financial statements for the fiscal year ended December 28, 2014 for further information on these agreements as well as a summary of the assets and liabilities distributed to Tribune Publishing on August 4, 2014 in connection with the Publishing Spin-off.
Under the TSA, we had gross billings to Tribune Publishing of $1 million for the three months ended March 29, 2015 primarily related to a pass-through of costs associated with providing the continuation of certain benefits to Tribune Publishing employees following the Publishing Spin-off. We also recognized $1 million of fees primarily related to technology and shared services provided by Tribune Publishing which are included in selling, general and administrative expenses in our unaudited condensed consolidated statement of operations for the three months ended March 29, 2015.
Discontinued Operations
Results of operations for publishing businesses included in the Publishing Spin-off are presented in discontinued operations in our unaudited condensed consolidated statements of operations and comprehensive income for all periods presented.
Summarized results of our discontinued operations and the impact of associated Publishing Spin-off adjustments are as follows (in thousands):

Three Months Ended March 30, 2014
Operating revenues	$406,110
Operating profit	24,087
Loss on equity investments, net	(335)
Interest expense (1)	(2,783)
Reorganization items, net	(9)
Income before income taxes	20,960
Income tax expense (2)	8,359
Income from discontinued operations, net of taxes	$12,601

(1)
In connection with the Publishing Spin-off, we received a $275 million cash dividend from Tribune Publishing utilizing borrowings of $350 million under a senior term loan facility entered into by Tribune Publishing prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under our Term Loan Facility (as defined and described below). Interest expense associated with our outstanding debt was allocated to discontinued operations based on the ratio of the $275 million cash dividend received from Tribune Publishing to the total outstanding indebtedness under the outstanding credit facilities in effect in each respective period prior to the Publishing Spin-off and totaled $3 million for three months ended March 30, 2014.

(2)
The effective tax rate on pretax income from discontinued operations was 39.9% for the three months ended March 30, 2014. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit) and the impact of certain nondeductible transaction costs.

The results of discontinued operations also include certain costs, including legal and professional fees, incurred by us to complete the Publishing Spin-off and totaled $3 million for the three months ended March 30, 2014.

In conjunction with our emergence from bankruptcy, we consummated an internal restructuring pursuant to the terms of the Plan (as defined and described below). These restructuring transactions included, among other things, establishing a number of real estate holding companies. On December 21, 2012, the majority of the land and buildings owned by Tribune Publishing were transferred to these newly established real estate holding companies. In 2013, Tribune Publishing entered into lease agreements with the real estate holding companies to lease back certain land and buildings that were transferred. The initial term of these lease agreements was either five or ten years, with two optional renewal terms. Prior to the Publishing Spin-off, the revenues and expenses related to these lease agreements were treated as intercompany transactions and were not separately reflected in our consolidated financial statements. The real estate holding companies were not included in the Publishing Spin-off. Subsequent to the Publishing Spin-off, we reclassified the historical intercompany rental revenues related to these leases totaling $10 million for the three months ended March 30, 2014, into other revenues as an increase to income from continuing operations in our unaudited condensed consolidated statements of operations due to the continuing lease arrangements between us and Tribune Publishing following the Publishing Spin-off. Similarly, the historical intercompany rental costs incurred by Tribune Publishing for the three months ended March 30, 2014 under these leases have been reclassified as a reduction of income from discontinued operations, net in our unaudited condensed consolidated statements of operations. There was no impact to our consolidated net income for any periods prior to the Publishing Spin-off as a result of these reclassifications. Subsequent to the Publishing Spin-off, all rental revenues earned by us under these leases with Tribune Publishing are reflected as other revenues in our consolidated statements of operations.
Chapter 11 Reorganization
On December 8, 2008 (the “Petition Date”), Tribune Company and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors “) filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). As further described in Note 3 to our audited consolidated financial statements for the fiscal year ended December 28, 2014, a plan of reorganization (the “Plan”) for the Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). On March 16, 2015, the Bankruptcy Court entered a final decree closing 88 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re: Tribune Media Company, et al., Case No. 08-13141.
From the Petition Date and until the Effective Date, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable orders of the Bankruptcy Court.
On the Effective Date, all of the conditions precedent to the effectiveness of the Plan were satisfied or waived, the Debtors emerged from Chapter 11, and the settlements, agreements and transactions contemplated by the Plan to be effected on the Effective Date were implemented, including, among other things, the appointment of a new board of directors and the initiation of distributions to creditors. As a result, our ownership changed from the ESOP to certain of our creditors on the Effective Date (as defined and described in Note 3 to our audited consolidated financial statements for the fiscal year ended December 28, 2014). On January 17, 2013, our board of directors (the “Board”) appointed a chairman of the Board and a new chief executive officer. Such appointments were effective immediately.
Since the Effective Date, we have substantially consummated the various transactions contemplated under the Plan. In particular, we have made all distributions of cash, Common Stock and Warrants (each as defined and described in Note 11 to our unaudited condensed consolidated financial statements for the three months ended March 29, 2015) that were required to be made under the terms of the Plan to creditors holding allowed claims as of December 31, 2012. Claims of general unsecured creditors that become allowed claims on or after the Effective Date have been or will be paid on the next quarterly distribution date after such allowance. At March 29, 2015, restricted cash held by us to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, we will be required to satisfy the allowed claims from our cash on hand from operations.

See Note 8 to our unaudited condensed consolidated financial statements for the three months ended March 29, 2015 and Note 3 to our audited consolidated financial statements for the fiscal year ended December 28, 2014 for further information regarding the Chapter 11 proceedings.
Newsday and Chicago Cubs Transactions
As further described in Note 8 to our audited consolidated financial statements for the fiscal year ended December 28, 2014, we consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC Holdings, Inc., through NMG Holdings, Inc., owns approximately 97% and we own approximately 3% of Newsday Holdings LLC. The fair market value of the contributed NMG net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the Internal Revenue Code (“IRC”) and related regulations. In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain should have been included in our 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax through March 29, 2015 would be approximately $32 million. We disagree with the IRS’s position and have timely filed our protest in response to the IRS’s proposed tax adjustments. We are contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, we would also be subject to approximately $31 million, net of tax benefits, of state income taxes and related interest through March 29, 2015. We do not maintain any tax reserves relating to the Newsday Transactions. In accordance with ASC Topic 740, “Income Taxes,” our unaudited condensed consolidated balance sheets at March 29, 2015 include a deferred tax liability of $106 million related to the future recognition of taxable income related to the Newsday Transactions.
As further described in Note 8 to our audited consolidated financial statements for the fiscal year ended December 28, 2014, we consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and we own 5% of the membership interests in New Cubs, LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. The IRS is currently auditing our 2009 federal income tax return which includes the Chicago Cubs Transactions. We expect the IRS audit to be concluded during 2015. If the gain on the Chicago Cubs Transactions is deemed by the IRS to be taxable in 2009, the federal and state income taxes would be approximately $225 million before interest and penalties. We do not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, our unaudited condensed consolidated balance sheets at March 29, 2015 include a deferred tax liability of $171 million related to the future recognition of taxable income related to the Chicago Cubs Transactions.
Acquisitions
HWW
On October 1, 2014, we completed an acquisition of all the issued and outstanding equity interests of HWW Pty Ltd (“HWW”) for $18 million, net of cash acquired, from ninemsn Pty Limited. HWW is a leading Australian provider of TV and movie data and expands our Digital and Data segment’s reach into the Australian TV and digital entertainment markets as well as its global dataset to include Australian TV and movie data. HWW syndicates TV and movie data to leading Australian broadcasters, pay-TV operators and on-demand services for program guides on a wide range of devices, including IPTV, cable & satellite set-top boxes, smart TVs and mobile apps. HWW has data describing millions of TV programs and movies across more than 500 national and local TV channels in Australia and its DataGenius software platform is used to support entertainment data services across Australasia, Africa and the Middle East. See Note 3 to our unaudited condensed consolidated financial statements for the three months ended March 29, 2015 for further description of this acquisition.

Baseline
On August 29, 2014, we completed the acquisition of all of the outstanding and issued limited liability company interests of Baseline, LLC (“Baseline”) for $49 million, net of cash acquired. Baseline is a provider of film and television information and related services with movie and TV databases featuring information for more than 300,000 movie and TV projects, information on nearly 1.5 million TV and film professionals, and foreign and domestic box office data. Baseline expands the reach of our Digital and Data segment into the studio and TV network communities with data and services geared towards entertainment industry professionals. See Note 3 to our unaudited condensed consolidated financial statements for the three months ended March 29, 2015 for further description of this acquisition.
What’s ON

On July 4, 2014, we completed the acquisition of all of the outstanding and issued equity interests of What’s On India Media Private Limited (“What’s ON”) for a purchase price of $27 million, net of cash acquired, consisting of $21 million net initial cash consideration and $6 million recorded as the net present value of additional deferred payments. The acquisition of What’s ON may also include additional payments in 2015 and 2016 to selling management shareholders totaling up to $8 million which will be accounted for as compensation expense as the payments are earned, in accordance with ASC Topic 805, “Business Combinations.” What’s ON expands the reach of our Digital and Data segment in the television search and Electronic Program Guide (“EPG”) markets as What’s ON is a leading television search and EPG data provider for India and the Middle East. See Note 3 to our unaudited condensed consolidated financial statements for the three months ended March 29, 2015 for further description of this acquisition.
Landmark
On May 1, 2014, we completed an acquisition of the issued and outstanding limited liability company interests of Capital-Gazette Communications, LLC and Landmark Community Newspapers of Maryland, LLC from Landmark Media Enterprises, LLC (the “Landmark Acquisition”) for $29 million in cash, net of certain working capital and other closing adjustments. Results of operations attributable to Landmark from the date of acquisition are reflected within discontinued operations for the periods prior to the Publishing Spin-off. See Note 3 to our unaudited condensed consolidated financial statements for the three months ended March 29, 2015 for further description of this acquisition.
Gracenote
On January 31, 2014, we completed the acquisition of all of the outstanding and issued equity interests of Gracenote, Inc. (“Gracenote”) for $158 million, net of cash acquired. Gracenote, a global leader in digital entertainment data, maintains and licenses data, products and services to businesses that enable their end users to discover analog and digital media on virtually any device. The Gracenote acquisition expands our reach into new growth areas, including streaming music services, mobile devices and automotive infotainment. Gracenote is a leading provider of music and voice recognition technology and is supported by the industry’s largest source of music and video metadata. See Note 3 to our unaudited condensed consolidated financial statements for the three months ended March 29, 2015 for further description of this acquisition.

Sale of Equity Interest in Classified Ventures

On October 1, 2014, we sold our 27.8% equity interest in Classified Ventures, LLC (“CV”) to Gannett Co., Inc. (“Gannett”). As part of the transaction, Gannett acquired the equity interests of the remaining partners and thereby acquired full ownership of CV. CV was valued at $2.5 billion for purposes of the transaction, and estimated gross proceeds of $1.8 billion were paid to the selling partners at closing. Our portion of the proceeds from the transaction was $686 million before taxes ($426 million after taxes), of which $28 million will be held in escrow until October 1, 2015. Our pretax gain on the sale of CV recognized in the fourth quarter of 2014 was $372 million. Prior to closing, CV made a final distribution of all cash on hand from operations to the current owners. Our portion of this final distribution was $6 million, which is in addition to the proceeds from the sale transaction.
On April 2, 2015, we received an additional distribution of $8 million relating to the release of an escrow associated with CV’s sale of its Apartments.com business (as described in Note 5 to our unaudited condensed consolidated financial statements for the three months ended March 29, 2015). We will recognize an $8 million non-operating gain in the second quarter of 2015 in connection with this distribution.
Employee Reductions
We identified reductions in staffing levels of approximately 40 positions in the three months ended March 29, 2015 and approximately 35 positions in the three months ended March 30, 2014. We recorded pretax charges for severance and related expenses totaling $1 million and $2 million in the three months ended March 29, 2015 and March 30, 2014, respectively. These charges are included in selling, general and administrative expenses in our unaudited condensed consolidated statements of operations. The accrued liability for severance and related expenses is reflected in employee compensation and benefits in our unaudited condensed consolidated balance sheets and was $3 million at both March 29, 2015 and December 28, 2014. Severance and related expenses included in income from discontinued operations, net of taxes totaled $1 million in the three months ended March 30, 2014.

RESULTS OF OPERATIONS
For the Three Months Ended March 29, 2015 and March 30, 2014
Beginning in fiscal 2015, the Television and Entertainment reportable segment includes the Company’s Zap2it.com entertainment website business, which was previously included in the Digital and Data reportable segment. Certain previously reported amounts have been reclassified to conform to the current presentation; the impact of this reclassification was immaterial.
CONSOLIDATED
Consolidated operating results for the three months ended March 29, 2015 and March 30, 2014 are shown in the table below:

	Three Months Ended
(in thousands)	March 29, 2015	March 30, 2014	Change
Operating revenues	$472,737	$446,102	+6%

Operating profit	$60,935	$50,260	+21%

Income on equity investments, net	$36,934	$38,263	-3%

Income from continuing operations	$36,417	$28,467	+28%

Income from discontinued operations, net of taxes	$—	$12,601	-100%

Net income	$36,417	$41,068	-11%

Operating Revenues and Operating Profit (Loss)—Consolidated operating revenues and operating profit (loss) by business segment for the three months ended March 29, 2015 and March 30, 2014 were as follows:

	Three Months Ended
(in thousands)	March 29, 2015	March 30, 2014	Change
Operating revenues
Television and Entertainment	$410,300	$400,201	+3%
Digital and Data	50,202	31,485	+59%
Corporate and Other	12,235	14,416	-15%
Total operating revenues	$472,737	$446,102	+6%
Operating profit (loss)
Television and Entertainment	$79,348	$64,697	+23%
Digital and Data	3,734	(2,086)	*
Corporate and Other	(22,147)	(12,351)	+79%
Total operating profit	$60,935	$50,260	+21%

*	Represents positive or negative change in excess of 100%
Consolidated operating revenues increased 6%, or $27 million, in the three months ended March 29, 2015 primarily due to an increase of $10 million in Television and Entertainment revenues, driven by higher retransmission consent and carriage fees, and an increase of $19 million in Digital and Data revenues, primarily as a result of the additional month in 2015 of Gracenote, which was acquired on January 31, 2014 and What’s ON, Baseline and HWW, which were acquired in the second half of 2014. Consolidated operating profit increased 21%, or $11 million, in the three months ended March 29, 2015, as an increase in Television and Entertainment and Digital and Data operating profit was partially offset by higher Corporate and Other operating expenses primarily due to additional expenses related to implementations of new technology applications and the establishment of new shared services operations following the separation of Tribune Publishing systems in connection with the Publishing Spin-off.
Operating Expenses—Consolidated operating expenses for the three months ended March 29, 2015 and March 30, 2014 were as follows:

	Three Months Ended
(in thousands)	March 29, 2015	March 30, 2014	Change
Programming	$93,516	$80,631	+16%
Direct operating expenses	102,988	100,273	+3%
Selling, general and administrative	150,473	137,553	+9%
Depreciation	17,054	16,711	+2%
Amortization	47,771	60,674	-21%
Total operating expenses	$411,802	$395,842	+4%
Programming expenses, which represented 20% of revenues for the three months ended March 29, 2015 compared to 18% for the three months ended March 30, 2014, increased 16%, or $13 million, due primarily to higher programming costs associated with new syndicated and original programming content at WGN America as well as increases in network fees at the local television stations.
Direct operating expenses, which represented 22% of revenues for both the three months ended March 29, 2015 and March 30, 2014, increased 3%, or $3 million, due primarily to higher compensation and outside services expenses, partially offset by other expenses. Compensation expense increased 6%, or $5 million, primarily due to higher direct pay and benefits of $4 million at Television and Entertainment driven by increased staff levels and a $1 million increase at Digital and Data primarily due to the additional expenses related to the acquisitions of What’s ON, Baseline and HWW. Outside services expense increased $2 million due primarily to the expenses of What’s ON, Baseline and HWW as well as higher expenses of $1 million at the Digital and Data operations in India. Other expenses, including occupancy, royalty expense and other miscellaneous expenses, decreased 24%, or $4 million, principally due to a favorable $6 million payment received related to music license fees.
Selling, general, and administrative (“SG&A”) expenses, which represented 32% of revenues for the three months ended March 29, 2015 compared to 31% for the three months ended March 30, 2014, increased 9%, or $13 million, due mainly to higher compensation, promotion, outside services and occupancy expenses, partially offset by lower other expenses. Compensation expense increased 12%, or $8 million, primarily due to the added expense in the first quarter of 2015 attributed to the acquisitions in 2014 of Gracenote, What’s On, Baseline and HWW, and higher direct pay and benefits of $3 million at Corporate and Other driven by increased staffing levels for technology and shared services associated with the separation of Tribune Publishing systems. Promotion expense was up 13%, or $3 million, due primarily to higher advertising expenses of $2 million related to the promotion of new programming that airs on WGN America and $1 million related to increased expenses at WPIX-New York, including promotional costs at a new sports arena where the station has a studio. Outside services expense increased 13%, or $2 million, due mainly to higher technology and shared services costs associated with the separation of Tribune Publishing systems of $4 million, increased technology consulting fees of $1 million at Gracenote and increased digital advertising operations costs of $1 million at the Television and Entertainment segment, partially offset by a decrease in transaction-related fees of $4 million at Corporate and Other. Other expenses decreased 15%, or $2 million due largely to a $2 million gain resulting from the relinquishment for compensation payable in respect of the CW affiliation in Indianapolis, the absence of a $2 million impairment charge in the first quarter of 2014 to write down a real estate property, partially offset by an increase in repairs and maintenance expense of $2 million.
Depreciation expense increased 2%, or less than $1 million, in the three months ended March 29, 2015.
Amortization expense decreased 21%, or $13 million, in the three months ended March 29, 2015, of which $15 million related to the absence of amortization expense for certain intangible assets recorded in connection with the acquisition of the Local TV/Dreamcatcher stations, which were fully amortized as of December 28, 2014.
Income From Discontinued Operations, Net of Taxes—Income from discontinued operations, net of taxes totaled $13 million for the three months ended March 30, 2014. Interest expense allocated to Tribune Publishing totaled $3 million for the three months ended March 30, 2014. We also incurred certain costs, including legal and professional fees, to complete the Publishing Spin-off, which totaled $3 million for the three months ended March 30, 2014, and are included in income from discontinued operations, net of taxes. See “—Significant Events—Publishing Spin-off” section above for further information.
TELEVISION AND ENTERTAINMENT
Operating Revenues and Operating Profit—The table below presents Television and Entertainment operating revenues, operating expenses and operating profit for the three months ended March 29, 2015 and March 30, 2014.

	Three Months Ended
(in thousands)	March 29, 2015	March 30, 2014	Change
Operating revenues	$410,300	$400,201	+3%
Operating expenses	330,952	335,504	-1%
Operating profit	$79,348	$64,697	+23%
Television and Entertainment operating revenues increased 3%, or $10 million, in the three months ended March 29, 2015 largely due to an increase in retransmission consent and carriage fees, partially offset by declines in advertising revenues and other revenue categories, as further described below.
Television and Entertainment operating profit increased 23%, or $15 million, in the three months ended March 29, 2015 due mainly to the increase in operating revenues of $10 million and a decrease in amortization expense of $15 million, partially offset by an increase in programming expenses of $13 million primarily due to new syndicated and original programming content.

Operating Revenues—Television and Entertainment operating revenues, by classification, for the three months ended March 29, 2015 and March 30, 2014 were as follows:

	Three Months Ended
(in thousands)	March 29, 2015	March 30, 2014	Change
Advertising	$299,702	$305,763	-2%
Retransmission consent fees	68,813	55,565	+24%
Carriage fees	21,502	14,128	+52%
Barter/trade	9,226	10,311	-11%
Copyright royalties	4,265	6,532	-35%
Other	6,792	7,902	-14%
Total operating revenues	$410,300	$400,201	+3%
Advertising Revenues—Advertising revenues, net of agency commissions, fell 2%, or $6 million, in the three months ended March 29, 2015 primarily due to a decline of approximately $10 million in revenues associated with airing the Super Bowl on two NBC-affiliated stations in 2015 as compared to 14 FOX-affiliated stations in 2014, partially offset by increased revenue at WTTV-Indianapolis as a result of becoming a CBS affiliate on January 1, 2015. Net political advertising revenues, which are a component of total advertising revenues, were $2 million for the three months ended March 29, 2015 compared to $3 million for the three months ended March 30, 2014.
Retransmission Consent Fees—Retransmission consent fees increased 24%, or $13 million, in the three months ended March 29, 2015 primarily due to higher rates included in retransmission consent agreement renewals that became effective in late 2014.
Carriage Fees—Carriage fees were up 52%, or $7 million, in the three months ended March 29, 2015 due mainly to higher rates for the distribution of WGN America.
Barter/Trade Revenues—Barter/trade revenues decreased 11%, or $1 million, in the three months ended March 29, 2015 due primarily to the expiration of several syndicated programs.
Copyright Royalties—Copyright royalties decreased 35%, or $2 million, in the three months ended March 29, 2015. The decrease was attributable to the WGN America conversion from superstation to a cable network in approximately half of the households where the station is available.
Other Revenues—Other revenues are primarily derived from profit sharing and revenue on syndicated content. Other revenues decreased 14%, or $1 million, in the three months ended March 29, 2015 due primarily to the absence of syndication revenue from The Arsenio Hall Show, which was not renewed for a second season.

Operating Expenses—Television and Entertainment operating expenses for three months ended March 29, 2015 and March 30, 2014 were as follows:

	Three Months Ended
(in thousands)	March 29, 2015	March 30, 2014	Change
Compensation	$129,452	$125,816	+3%
Programming	93,516	80,631	+16%
Depreciation	11,423	12,376	-8%
Amortization	41,510	56,655	-27%
Other	55,051	60,026	-8%
Total operating expenses	$330,952	$335,504	-1%
Television and Entertainment operating expenses decreased 1%, or $5 million, in the three months ended March 29, 2015 compared to the prior year period largely due to decreases in amortization and other expenses, partially offset by increases in compensation and programming expenses, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 3%, or $4 million, in the three months ended March 29, 2015. Direct pay and benefits increased $4 million due mainly to the incremental costs associated with WTTV-Indianapolis becoming a CBS affiliate, particularly in the sales and news departments, as well as increased staffing levels, partially offset by lower severance costs.
Programming Expense—Programming expense increased 16%, or $13 million, in the three months ended March 29, 2015 due primarily to higher programming costs associated with new syndicated and original programming content at WGN America as well as increases in network fees at the local television stations.
Depreciation and Amortization Expense—Depreciation expense decreased 8%, or $1 million, in the three months ended March 29, 2015 due to lower levels of depreciable property. Amortization expense decreased 27%, or $15 million, in the three months ended March 29, 2015 as certain intangible assets recorded in connection with the acquisition of the Local TV/Dreamcatcher stations were fully amortized as of December 28, 2014.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses decreased 8%, or $5 million, in the three months ended March 29, 2015. The decrease was due primarily to the favorable $6 million payment received related to music license fees, a $2 million gain resulting from the relinquishment for compensation payable in respect of the CW affiliation in Indianapolis, and the absence of a $2 million impairment charge in the first quarter of 2014 to write down a real estate property, partially offset by higher advertising expenses of $3 million principally related to the promotion of new programming that airs on WGN America.

DIGITAL AND DATA
Operating Revenues and Operating Profit (Loss)—The table below presents Digital and Data operating revenues, operating expenses and operating profit (loss) for the three months ended March 29, 2015 and March 30, 2014. The largest drivers of change to the results of operations for the Digital and Data segment in three months ended March 29, 2015 compared to three months ended March 30, 2014 were the acquisitions of Gracenote on January 31, 2014, What’s ON on July 4, 2014, Baseline on August 29, 2014 and HWW on October 1, 2014.

	Three Months Ended
(in thousands)	March 29, 2015	March 30, 2014	Change
Operating revenues	$50,202	$31,485	+59%
Operating expenses	46,468	33,571	+38%
Operating profit (loss)	$3,734	$(2,086)	*

*	Represents positive or negative change in excess of 100%
Digital and Data operating revenues increased 59%, or $19 million, in the three months ended March 29, 2015 largely due to additional revenue in the first quarter of 2015 attributed to the acquisitions in 2014 of Gracenote, What’s ON, Baseline and HWW.
Digital and Data operating profit increased $6 million from a loss of $2 million in the three months ended March 30, 2014 to a profit of $4 million in the three months ended March 29, 2015. The increase in operating profit was primarily driven by the 2014 acquisitions, as noted above.
Operating Revenues—Digital and Data operating revenues, by classification, for the three months ended March 29, 2015 and March 30, 2014 were as follows:

	Three Months Ended
(in thousands)	March 29, 2015	March 30, 2014	Change
Video	$26,222	$20,772	+26%
Music	23,980	10,713	*
Total operating revenues	$50,202	$31,485	+59%

*	Represents positive change in excess of 100%
Video Revenues—Video revenues increased 26%, or $5 million, due largely to the additional revenue from What’s ON, Baseline and HWW as well as higher digital revenue driven by new products and markets.
Music Revenues—Music revenues increased $13 million in the three months ended March 29, 2015 due primarily to the additional month of Gracenote revenue in 2015 versus the first quarter of 2014 as the acquisition of Gracenote closed on January 31, 2014.

Operating Expenses—Digital and Data operating expenses for the three months ended March 29, 2015 and March 30, 2014 were as follows:

	Three Months Ended
(in thousands)	March 29, 2015	March 30, 2014	Change
Compensation	$25,460	$19,564	+30%
Outside services	4,323	2,351	+84%
Depreciation	2,105	1,813	+16%
Amortization	6,261	4,019	+56%
Other	8,319	5,824	+43%
Total operating expenses	$46,468	$33,571	+38%
Digital and Data operating expenses increased 38%, or $13 million, in the three months ended March 29, 2015. The increase was due primarily to the acquisitions in 2014 of Gracenote, What’s On, Baseline and HWW.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 30%, or $6 million, due primarily to direct pay and benefits related to the 2014 acquisitions.
Outside Services—Outside services expense, which is included in both direct operating expenses and SG&A expense and primarily consists of expenses for consulting and professional services, increased 84%, or $2 million, due largely to higher consulting fees of $1 million at Gracenote related to technology applications integration and the additional expenses from What’s ON, Baseline and HWW.
Depreciation and Amortization Expense—Depreciation expense increased 16%, or less than $1 million, in the three months ended March 29, 2015. Amortization expense increased 56%, or $2 million, in the three months ended March 29, 2015 primarily due to higher amortization expense as a result of the 2014 acquisitions.
Other Expenses—Other expenses include sales and marketing, occupancy, repairs and maintenance and other miscellaneous expenses, which are included in direct operating expenses or SG&A, as applicable. Other expenses increased 43%, or $2 million, due primarily to the 2014 acquisitions.
CORPORATE AND OTHER
Operating Revenues and Expenses—The table below presents Corporate and Other operating revenues and expenses. Our Corporate and Other operations include certain administrative activities associated with operating the corporate office functions and managing our predominantly frozen company-sponsored defined benefit pension plans, as well as the management of certain real estate assets, including revenues from leasing office and production facilities.
As further described in “—Significant Events—Publishing Spin-off,” in 2013, Tribune Publishing entered into intercompany lease agreements with our real estate holding companies to lease back certain land and buildings that had been transferred on December 21, 2012. The real estate holding companies were not included in the Publishing Spin-off. Subsequent to the Publishing Spin-off, we reclassified the historical intercompany rental revenues related to these leases totaling $10 million for the three months ended March 30, 2014 into other revenues as an increase to income from continuing operations in our unaudited condensed consolidated statements of operations due to the continuing lease arrangements between us and Tribune Publishing following the Publishing Spin-off. Similarly, the historical intercompany rental costs incurred by Tribune Publishing for the three months ended March 30, 2014 under these leases have been reclassified as a reduction of income from discontinued operations, net in our unaudited condensed consolidated statements of operations. There was no impact to our consolidated net income for any periods prior to the Publishing Spin-off as a result of these reclassifications. Subsequent to the Publishing Spin-off, all rental revenues earned by us under these leases with Tribune Publishing are reflected as other revenues in our consolidated statements of operations.
Corporate and Other operating results for the three months ended March 29, 2015 and March 30, 2014 were as follows:

	Three Months Ended
(in thousands)	March 29, 2015	March 30, 2014	Change
Real estate revenues	$12,235	$14,416	-15%

Operating Expenses
Real estate (1)	9,061	8,631	+5%
Corporate (2)	32,624	25,983	+26%
Pension credit	(7,303)	(7,847)	-7%
Total operating expenses	$34,382	$26,767	+28%

(1) Real estate operating expenses included $2.3 million and $2.4 million of depreciation expense in the three months ended March 29, 2015 and March 30, 2014, respectively.

(2)	Corporate operating expenses included $1.2 million and $0.2 million of depreciation expense in the three months ended March 29, 2015 and March 30, 2014, respectively.
Real Estate Revenues—Real estate revenues decreased 15%, or $2 million, in the three months ended March 29, 2015 due to a reduction in space leased by Tribune Publishing at several properties and the sale of the production facility and land in Baltimore, MD in December 2014.
Real Estate Expenses—Real estate expenses increased 5%, or less than $1 million, in the three months ended March 29, 2015.
Corporate Expenses—Corporate expenses increased 26%, or $7 million, in the three months ended March 29, 2015. The increase in the three months ended March 29, 2015 was due mainly to the implementation of new technology applications and the establishment of new shared services operations following the separation of Tribune Publishing systems in connection with the Publishing Spin-off, partially offset by a decrease in transaction-related fees. Transaction-related fees were $2 million in the three months ended March 29, 2015 compared to $5 million in the three months ended March 30, 2014.
Pension Credit—The pension credit decreased 7%, or less than $1 million, in the three months ended March 29, 2015.

INCOME ON EQUITY INVESTMENTS, NET
Income on equity investments, net for the three months ended March 29, 2015 and March 30, 2014 was as follows:

	Three Months Ended
(in thousands)	March 29, 2015	March 30, 2014	Change
Income from equity investments, net, before amortization of basis difference	$50,496	$53,457	-6%
Amortization of basis difference	(13,562)	(15,194)	-11%
Income on equity investments, net	$36,934	$38,263	-3%
Income on equity investments, net decreased 3%, or $1 million, in the three months ended March 29, 2015. The decrease was primarily due to the absence of equity income from CV in the three months ended March 29, 2015 as a result of the sale of our equity interest on October 1, 2014, partially offset by improved operating results at CareerBuilder.
As discussed in Note 4 to our audited consolidated financial statements for the fiscal year ended December 28, 2014, fresh-start reporting adjustments increased the total carrying value of equity investments by $1.615 billion, of which $1.108 billion is attributable to our share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair values of the investments been allocated to the identifiable intangible assets of the investees in accordance with ASC Topic 805. The remaining $507 million of the increase was attributable to goodwill and other identifiable intangible assets not subject to amortization, including trade names. We amortize the differences between the fair values and the investees’ carrying values of these identifiable intangible assets subject to amortization and record the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in our unaudited condensed consolidated statements of operations. In the three months ended March 29, 2015 and March 30, 2014, such amortization reduced income on equity investments, net by $14 million and $15 million, respectively. The decrease in the three months ended March 29, 2015 was due to the absence of amortization for CV as a result of the sale of our equity interest on October 1, 2014.
Cash distributions from our equity method investments were as follows:

	Three Months Ended
(in thousands)	March 29, 2015	March 30, 2014	Change
Cash distributions from equity investments	$94,906	$120,270	-21%
Cash distributions from equity investments decreased 21%, or $25 million, in the three months ended March 29, 2015. Cash distributions in the three months ended March 30, 2014 included a one-time distribution of $12 million received in January 2014 related to previously calculated TV Food Network management fees for years 2011 and 2012.

INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE AND INCOME TAX EXPENSE
Interest and dividend income, interest expense and income tax expense for the three months ended March 29, 2015 and March 30, 2014 were as follows:

	Three Months Ended
(in thousands)	March 29, 2015	March 30, 2014	Change
Interest and dividend income	$367	$171	*

Interest expense	$39,212	$40,519	-3%

Income tax expense	$22,302	$17,649	+26%

*	Represents positive or negative change in excess of 100%
Interest Expense—Interest expense from continuing operations was $39 million in the three months ended March 29, 2015 and $41 million in the three months ended March 30, 2014. Interest expense for the three months ended March 29, 2015 and March 30, 2014 includes amortization of debt issue costs of $3 million in each period.
Income Tax Expense—In the three months ended March 29, 2015, we recorded income tax expense related to continuing operations of $22 million. The effective tax rate on pretax income from continuing operations was 38.0% in the three months ended March 29, 2015. This rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction and other non-deductible expenses.
In the three months ended March 30, 2014, we recorded income tax expense related to continuing operations of $18 million. The effective tax rate on pretax income from continuing operations was 38.3% for the three months ended March 30, 2014. This rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction and other non-deductible expenses.
Although management believes its estimates and judgments are reasonable, the resolutions of our income tax issues are unpredictable and could result in income tax liabilities that are significantly higher or lower than that which has been provided by us.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows generated from operating activities is our primary source of liquidity. We expect to fund capital expenditures, acquisitions, purchases of our Common Stock pursuant to our share repurchase program (see “—Repurchases of Equity Securities” below), interest and principal payments on our indebtedness, dividend payments on our Common Stock (see “—Cash Dividends” below) and related distributions to holders of Warrants and other operating requirements in the next twelve months through a combination of cash flows from operations, cash on our balance sheet, distributions from or sales of our equity investments, available borrowings under our Revolving Credit Facility, and any refinancings thereof, additional debt financing, if any, and, if necessary, disposals of assets or operations. For our long-term liquidity needs, in addition to these sources, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets. Any determination to pay dividends on our Common Stock is subject to the discretion of our Board and will depend upon various factors then existing, including our earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions (including the restricted payment covenant contained in the credit agreement governing the $4.073 billion Senior Secured Credit Facility entered into by us on December 27, 2013 (the “Secured Credit Facility”), as further described in Note 6 to our unaudited condensed consolidated financial statements for the three months ended March 29, 2015), restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held.
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
Sources and Uses
The table below details the total operating, investing and financing activity cash flows for the three months ended March 29, 2015 and March 30, 2014:

	Three Months Ended
(in thousands)	March 29, 2015	March 30, 2014
Net cash (used in) provided by operating activities	$(94,306)	$235,698
Net cash (used in) provided by investing activities	(11,202)	22,633
Net cash used in financing activities	(177,845)	(175,376)
Net (decrease) increase in cash and cash equivalents	$(283,353)	$82,955
Operating activities
Net cash used in operating activities for the three months ended March 29, 2015 was $94 million compared to net cash provided of $236 million for the three months ended March 30, 2014. The decrease was primarily due to higher cash paid for income taxes, lower distributions from equity investments and unfavorable changes in working capital due to the timing of collection of receivables and payments of amounts due. Cash paid for income taxes, net of income tax refunds, increased by $257 million to $262 million in the three months ended March 29, 2015 from $5 million paid in the three months ended March 30, 2014 due primarily to the payment of taxes on the gain from the sale of our equity interest in CV in the fourth quarter of 2014. Distributions from equity investments decreased by $25 million to $95 million for the three months ended March 29, 2015 from $120 million for the three months ended March 30, 2014.
Investing activities
Net cash used in investing activities totaled $11 million for the three months ended March 29, 2015. Our capital expenditures in the three months ended March 29, 2015 totaled $16 million. In the first quarter of 2015, we received net proceeds of approximately $6 million of which $5 million related to the sale of two real estate properties which were held for sale as of December 28, 2014.
Net cash provided by investing activities totaled $23 million in the three months ended March 30, 2014. Our acquisitions totaled $159 million and capital expenditures totaled $18 million in the three months ended March 30, 2014. On January 31, 2014, we acquired Gracenote for net cash of $158 million (see Note 3 to our unaudited condensed consolidated financial statements for the three months ended March 29, 2015 for further information). We used the $202 million of restricted cash placed with the Bank of New York Mellon Trust Company, N.A. in connection with the Local TV Acquisition for the full repayment of the Senior Toggle Notes on January 27, 2014 ($174 million of which, inclusive of accrued interest of $2 million, was paid to third parties and $28 million was paid to a subsidiary of the Company). See Note 6 to our unaudited condensed consolidated financial statements for the three months ended March 29, 2015 for further information on the Senior Toggle Notes.
Financing activities
Net cash used in financing activities was $178 million for the three months ended March 29, 2015. During the first quarter of 2015, cash paid for the Class A Common Stock repurchases pursuant to our $400 million stock repurchase program totaled $173 million (see “—Repurchases of Equity Securities” below for further information).
Net cash used in financing activities totaled $175 million for the three months ended March 30, 2014. As discussed in “Investing activities” above, on January 27, 2014, we repaid $172 million of principal on the Senior Toggle Notes. We also made principal payments totaling $1 million related to capital leases.
Debt
Our debt and other obligations, consisting primarily of capital leases, consisted of the following (in thousands):

	March 29, 2015	December 28, 2014
Term Loan Facility due 2020, effective interest rate of 4.04%, net of unamortized discount of $7,819 and $8,118	$3,471,316	$3,471,017
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount of $45 and $49	22,905	23,914
Other obligations	—	54
Total debt	$3,494,221	$3,494,985

Secured Credit Facility—On December 27, 2013, in connection with our Local TV Acquisition (as defined and described in Note 5 to our audited consolidated financial statements for the fiscal year ended December 28, 2014), we as borrower, along with certain of our operating subsidiaries as guarantors, entered into the $4.073 billion Secured Credit Facility with a syndicate of lenders led by JPMorgan. The Secured Credit Facility consists of the $3.773 billion Term Loan Facility and the $300 million Revolving Credit Facility. The proceeds of the Term Loan Facility were used to pay the purchase price for Local TV and refinance the existing indebtedness of Local TV and the Term Loan Exit Facility. The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. See Note 6 to our unaudited condensed consolidated financial statements for the three months ended March 29, 2015 for further information and significant terms and conditions associated with the Secured Credit Facility, including, but not limited to, interest rates, repayment terms, fees, restrictions, and positive and negative covenants. At March 29, 2015, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $27 million of standby letters of credit outstanding primarily in support of our workers compensation insurance programs.
Dreamcatcher Credit Facility—We and the Guarantors guarantee the obligations of Dreamcatcher under its $27 million Dreamcatcher Credit Facility. See Note 9 to our audited consolidated financial statements for the fiscal year ended December 28, 2014 for the description of the Dreamcatcher Credit Facility. Our obligations and the obligators of the Guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with its obligations under the Secured Credit Facility.
Repurchases of Equity Securities
On October 13, 2014, our Board authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock. Under the stock repurchase program, we may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The extent to which we repurchase our shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management team. The repurchase program may be suspended or discontinued at any time. We expect to finance any purchases with existing cash balances. During fiscal 2014, we repurchased 1,101,160 shares of Class A Common Stock in open market transactions for $68 million at an average price of $61.58 per share which includes 125,566 shares of Class A Common Stock, valued at $8 million, for which the Company placed trades prior to December 28, 2014 that were not settled until the first three days of the first quarter of 2015. During the first fiscal quarter of 2015, we repurchased 2,806,244 shares of Class A Common Stock in open market transactions for $165 million at an average price of $58.86 per share. As of March 29, 2015, the remaining authorized amount under the current authorization totaled approximately $167 million.
Cash Dividends
On April 9, 2015, we paid a special cash dividend of $6.73 per share to holders of record of our Common Stock at the close of business on March 25, 2015. The total aggregate payment on April 9, 2015 totaled $649 million, including the payment to holders of Warrants. We have also announced an intention to pay regular quarterly cash dividends on our Common Stock of $0.25 per share, starting in the second fiscal quarter of 2015. The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the discretion of the Board taking into account, among other things, future earnings, cash flows, financial requirements and other factors, as well as restrictions contained in the credit agreement governing our Secured Credit Facility. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held.

Off-Balance Sheet Arrangements
There have been no material changes from the Off-Balance Sheet Arrangements discussion previously disclosed in our audited consolidated financial statements for the fiscal year ended December 28, 2014 contained in our 2014 Annual Report and our registration statement on Form S-1 (the “Registration Statement”) declared effective by the SEC on April 22, 2015.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no changes to significant accounting policies and estimates from those detailed in Note 1 to our audited consolidated financial statements for the fiscal year ended December 28, 2014 contained in our 2014 Annual Report.
New Accounting Standards—See Note 1, “Basis of Presentation and Significant Accounting Policies,” for a discussion of new accounting guidance.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our audited consolidated financial statements for the fiscal year ended December 28, 2014 and the Registration Statement.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. The Company's management, with the participation of our Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures as of the end of the quarterly period covered by this Quarterly Report on Form 10-Q. Based upon such evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control Over Financial Reporting
No material changes in our internal control over financial reporting occurred during the quarter ended March 29, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II. OTHER INFORMATION
ITEM 1. LEGAL PROCEEDINGS
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
On December 31, 2012, the Debtors that had filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. The Company and certain of the other legal entities included in our consolidated financial statements were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. On March 16, 2015, the Bankruptcy Court entered a final decree closing 88 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 3 to our audited consolidated financial statements for the fiscal year ended December 28, 2014 for further information.
In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain from the Newsday Transactions should have been included in our 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax through March 29, 2015 would be approximately $32 million. We disagree with the IRS’s position and have timely filed our protest in response to the IRS’s proposed tax adjustments. We are contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, we would also be subject to approximately $31 million, net of tax benefits, of state income taxes and related interest through March 29, 2015.
Separately, the IRS is currently auditing our 2009 federal income tax return which includes the Chicago Cubs Transactions. We expect the IRS audit to be concluded during 2015. If the gain on the Chicago Cubs Transactions is deemed by the IRS to be taxable in 2009, the federal and state income taxes would be approximately $225 million before interest and penalties.

Both potential liabilities are substantial. We do not maintain any tax reserves related to the Newsday Transactions or the Chicago Cubs Transactions. Our consolidated balance sheet as of March 29, 2015 includes deferred tax liabilities of $106 million and $171 million related to the future recognition of taxable income and gain from the Newsday Transactions and the Chicago Cubs Transactions, respectively.
We do not believe that any matters or proceedings presently pending will have a material adverse effect, individually or in the aggregate, on our consolidated financial position, results of operations or liquidity. However, legal matters and proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome of these matters and proceedings will not materially and adversely affect our consolidated financial position, results of operations or liquidity.
ITEM 1A. RISK FACTORS
We discuss in our filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in our 2014 Annual Report and the Registration Statement. The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our 2014 Annual Report and the Registration Statement and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Forward-looking Statements.”
ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
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
Since the initial issuance of the Warrants on December 31, 2012 through March 29, 2015, we have issued 15,058,131 shares of Class A Common Stock and 143,477 shares of our Class B Common Stock upon the exercise of 15,201,654 Warrants. Of these exercises, we issued 11,686,718 shares of Class A Common Stock and 25,244 shares of Class B Common Stock, respectively, for cash, receiving total proceeds of $11,712.03 from the exercise. In addition, we issued 3,371,413 shares of Class A Common Stock and 118,233 shares of Class B Common Stock, respectively, upon “cashless exercises.”
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
Debt Securities
None.

Repurchases of Equity Securities
The following table summarizes repurchases of our Class A Common Stock in the quarter ended March 29, 2015 pursuant to the $400 million stock repurchase program authorized by our Board on October 13, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
December 29, 2014 - February 1, 2015 (1)	1,504,191	$57.28	1,504,191	$246,028
February 2, 2015 - March 1, 2015	1,302,053	$60.69	1,302,053	$167,012
March 2, 2015 - March 29, 2015	—	$—	—	$167,012
Quarter Ended March 29, 2015 (1)	2,806,244	$58.86	2,806,244	$167,012

(1) Excludes 125,566 shares of Class A Common Stock for which the Company placed trade orders valued at $8 million prior to December 28, 2014 but which were not settled until the first quarter of fiscal 2015.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 8, 2015.

TRIBUNE MEDIA COMPANY

By:	/s/ Steven Berns
Name:	Steven Berns
Title:	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
10.21 §	Form of Restricted Stock Unit Agreement

10.22 §	Form of Performance Share Unit Agreement

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

§ Constitutes a compensatory plan or arrangement.