Form 10-Q
period 2015-06-30
TRIBUNE MEDIA CO
filed 2015-08-13
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Yes ☐ No ☒
As of July 31, 2015, 94,137,173 shares of the registrant’s Class A Common Stock and 36,674 shares of the registrant’s Class B Common Stock were outstanding.

TRIBUNE MEDIA COMPANY
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 29, 2014	June 30, 2015	June 29, 2014
Operating Revenues
Television and Entertainment	$445,622	$426,961	$855,922	$827,162
Digital and Data	43,625	33,807	93,827	65,292
Other	12,277	14,211	24,512	28,627
Total operating revenues	501,524	474,979	974,261	921,081
Operating Expenses
Programming	137,682	94,992	231,198	175,623
Direct operating expenses	112,533	103,431	215,521	203,704
Selling, general and administrative	165,122	165,805	315,595	303,358
Depreciation	17,966	17,540	35,020	34,251
Amortization	48,437	61,018	96,208	121,692
Total operating expenses	481,740	442,786	893,542	838,628
Operating Profit	19,784	32,193	80,719	82,453
Income on equity investments, net	45,913	118,953	82,847	157,216
Interest and dividend income	43	147	410	318
Interest expense	(40,374)	(39,146)	(79,586)	(79,665)
Loss on extinguishment of debt	(37,040)	—	(37,040)	—
Gain on investment transactions	8,133	700	8,820	700
Other non-operating gain (loss)	211	(1,295)	211	(1,138)
Reorganization items, net	(628)	(2,165)	(1,620)	(4,381)
(Loss) Income from Continuing Operations Before Income Taxes	(3,958)	109,387	54,761	155,503
Income tax (benefit) expense	(693)	42,305	21,609	59,954
(Loss) Income from Continuing Operations	(3,265)	67,082	33,152	95,549
Income from Discontinued Operations, net of taxes (Note 2)	—	15,840	—	28,441
Net (Loss) Income	$(3,265)	$82,922	$33,152	$123,990
Basic (Loss) Earnings Per Common Share from:
Continuing Operations	$(0.04)	$0.67	$0.34	$0.96
Discontinued Operations	—	0.16	—	0.28
Net (Loss) Earnings Per Common Share	$(0.04)	$0.83	$0.34	$1.24
Diluted (Loss) Earnings Per Common Share from:
Continuing Operations	$(0.04)	$0.67	$0.34	$0.96
Discontinued Operations	—	0.16	—	0.28
Net (Loss) Earnings Per Common Share	$(0.04)	$0.83	$0.34	$1.24

Regular dividends declared per common share	$0.25	$—	$0.25	$—

Special dividends declared per common share	$—	$—	$6.73	$—

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands of dollars) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 29, 2014	June 30, 2015	June 29, 2014
Net (Loss) Income	$(3,265)	$82,922	$33,152	$123,990
Less: Income from Discontinued Operations, net of taxes	—	15,840	—	28,441
(Loss) Income from Continuing Operations	$(3,265)	$67,082	$33,152	$95,549

Other Comprehensive Loss from Continuing Operations, net of taxes
Unrecognized benefit plan gains and losses:
Change in unrecognized benefit plan losses arising during the period, net of taxes of $(1,737) and $(1,323) for the three and six months ended June 30, 2015 and June 29, 2014, respectively	(2,694)	(2,026)	(2,694)	(2,026)
Adjustment for previously unrecognized benefit plan gains and losses included in net income, net of taxes of $8 and $3 for the three months ended June 30, 2015 and June 29, 2014, respectively and $5 and $(39) for the six months ended June 30, 2015 and June 29, 2014, respectively.	12	5	7	(59)
Change in unrecognized benefit plan gains and losses, net of taxes	(2,682)	(2,021)	(2,687)	(2,085)
Unrealized gain on marketable securities:
Change in unrealized holding gain arising during the period, net of taxes of $(583) and $(1,188) for the three and six months ended June 30, 2015	(904)	—	(1,843)	—
Foreign currency translation adjustments:
Change in foreign currency translation adjustments, net of taxes of $766 and $339 for the three months ended June 30, 2015 and June 29, 2014, respectively, and $(407) and $333 for the six months ended June 30, 2015 and June 29, 2014, respectively.	523	519	(4,868)	510
Other Comprehensive Loss from Continuing Operations, net of taxes	(3,063)	(1,502)	(9,398)	(1,575)
Comprehensive (Loss) Income from Continuing Operations, net of taxes	(6,328)	65,580	23,754	93,974
Comprehensive Income from Discontinued Operations, net of taxes	—	15,840	—	28,441
Comprehensive (Loss) Income	$(6,328)	$81,420	$23,754	$122,415

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	June 30, 2015	December 28, 2014
Assets
Current Assets
Cash and cash equivalents	$403,511	$1,455,183
Restricted cash and cash equivalents	17,595	17,600
Accounts receivable (net of allowances of $6,231 and $7,313)	425,947	440,722
Broadcast rights	99,187	147,423
Income taxes receivable	36,287	4,931
Deferred income taxes	34,191	29,675
Prepaid expenses	56,356	26,300
Other	40,301	38,989
Total current assets	1,113,375	2,160,823
Properties
Property, plant and equipment	984,662	953,438
Accumulated depreciation	(130,912)	(102,841)
Net properties	853,750	850,597
Other Assets
Broadcast rights	148,426	157,014
Goodwill	3,946,481	3,918,136
Other intangible assets, net	2,342,889	2,397,794
Investments	1,669,581	1,717,192
Other	172,914	194,899
Total other assets	8,280,291	8,385,035
Total Assets	$10,247,416	$11,396,455

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	June 30, 2015	December 28, 2014
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$77,671	$77,295
Debt due within one year	26,495	4,088
Income taxes payable	—	252,570
Employee compensation and benefits	66,755	80,270
Contracts payable for broadcast rights	148,534	178,685
Deferred revenue	32,457	34,352
Other	63,471	56,920
Total current liabilities	415,383	684,180
Non-Current Liabilities
Long-term debt	3,465,776	3,490,897
Deferred income taxes	1,157,650	1,156,214
Contracts payable for broadcast rights	262,145	279,819
Contract intangible liability, net	26,642	34,425
Pension obligations, net	457,535	469,116
Postretirement, medical, life and other benefits	21,434	21,456
Other obligations	65,705	64,917
Total non-current liabilities	5,456,887	5,516,844

Commitments and Contingent Liabilities (Note 8)

Shareholders’ Equity
Preferred stock ($0.001 par value per share)
Authorized: 40,000,000 shares; No shares issued and outstanding at June 30, 2015 and at December 28, 2014	—	—
Class A Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; 99,949,057 shares issued and 95,884,932 shares outstanding at June 30, 2015 and 95,708,401 shares issued and 94,732,807 shares outstanding at December 28, 2014	100	96
Class B Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares at June 30, 2015 and 200,000,000 shares at December 28, 2014; Issued and outstanding: 36,674 shares at June 30, 2015 and 2,438,083 shares at December 28, 2014	—	2
Treasury stock, at cost: 4,064,125 shares at June 30, 2015 and 975,594 shares at December 28, 2014 (Note 11)	(253,014)	(67,814)
Additional paid-in-capital	4,604,317	4,591,470
Retained earnings	78,358	718,218
Accumulated other comprehensive loss	(55,939)	(46,541)
Total Tribune Media Company shareholders’ equity	4,373,822	5,195,431
Noncontrolling interest	1,324	—
Total shareholders’ equity	4,375,146	5,195,431
Total Liabilities and Shareholders’ Equity	$10,247,416	$11,396,455

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (In thousands, except for share data) (Unaudited)

		Retained Earnings	Accumulated Other Comprehensive Loss	Additional Paid-In Capital			Common Stock
	Total						Class A		Class B
					Treasury Stock	Non- controlling Interest	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 28, 2014	$5,195,431	$718,218	$(46,541)	$4,591,470	$(67,814)	$—	$96	95,708,401	$2	2,438,083
Comprehensive income:
Net income	33,152	33,152	—	—	—	—	—	—	—	—
Other comprehensive loss, net of taxes	(9,398)	—	(9,398)	—	—	—	—	—	—	—
Comprehensive income	23,754
Special dividends declared to shareholders and warrant holders, $6.73 per share (Note 11)	(648,644)	(648,644)	—	—	—	—	—	—	—	—
Regular dividends declared to shareholders and warrant holders, $0.25 per share (1)	(24,100)	(24,368)	—	268	—	—	—	—	—	—
Conversions of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	2	2,401,409	(2)	(2,401,409)
Warrant exercises	—	—	—	(2)	—	—	2	1,694,981	—	—
Stock-based compensation	16,778	—	—	16,778	—	—	—	—	—	—
Net share settlements of stock-based awards	(3,665)	—	—	(3,665)	—	—	—	144,266	—	—
Change in excess tax benefits from stock-based awards	(532)	—	—	(532)	—	—	—	—	—	—
Common stock repurchases	(185,200)	—	—	—	(185,200)	—	—	—	—	—
Contribution from noncontrolling interest	1,324	—	—	—	—	1,324	—	—	—	—
Balance at June 30, 2015	$4,375,146	$78,358	$(55,939)	$4,604,317	$(253,014)	$1,324	$100	99,949,057	$—	36,674

(1) Includes $0.3 million of granted dividend equivalent units.

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Six Months Ended
	June 30, 2015	June 29, 2014
Operating Activities
Net income	$33,152	$123,990
Adjustments to reconcile net income to net cash (used in) provided by operating activities:
Stock-based compensation	16,796	16,026
Pension credit, net of contributions	(14,583)	(18,932)
Depreciation	35,020	49,864
Amortization of contract intangible assets and liabilities	(7,079)	(17,946)
Amortization of other intangible assets	96,208	124,874
Income on equity investments, net	(82,847)	(156,587)
Distributions from equity investments	129,148	155,730
Non-cash loss on extinguishment of debt	33,480	—
Original issue discount payments	(6,158)	—
Amortization of debt issuance costs and original issue discount	6,690	6,675
Gain on investment transactions	(8,820)	(2,184)
Other non-operating (gain) loss	(211)	1,138
Change in excess tax benefits from stock-based awards	532	(896)
Transfers from restricted cash	5	684
Changes in working capital items, excluding effects from acquisitions:
Accounts receivable, net	16,925	55,291
Prepaid expenses and other current assets	(29,812)	(7,156)
Accounts payable	(4,174)	3,143
Employee compensation and benefits, accrued expenses and other current liabilities	(8,567)	(36,291)
Deferred revenue	(2,420)	16,757
Income taxes	(284,524)	29,724
Change in broadcast rights, net of liabilities	8,998	(3,881)
Deferred income taxes	(5,805)	(57,589)
Other, net	1,668	(11,536)
Net cash (used in) provided by operating activities	(76,378)	270,898

Investing Activities
Capital expenditures	(38,717)	(39,597)
Acquisitions, net of cash acquired	(69,974)	(191,596)
Increase in restricted cash related to acquisition of Local TV	—	201,922
Transfers to restricted cash, net	—	(1,109)
Investments	(2,911)	(2,330)
Distributions from equity investments (Note 5)	—	159,602
Proceeds from sales of investments and real estate	13,750	705
Net cash (used in) provided by investing activities	(97,852)	127,597

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Six Months Ended
	June 30, 2015	June 29, 2014
Financing Activities
Long-term borrowings	1,100,000	—
Repayments of long‑term debt	(1,100,342)	(11,848)
Repayment of Senior Toggle Notes (Note 6)	—	(172,237)
Long-term debt issuance costs	(20,207)	(2,584)
Payments of dividends	(672,744)	—
Common stock repurchases (Note 11)	(181,276)	—
Change in excess tax benefits from stock-based awards	(532)	896
Tax withholdings related to net share settlements of share-based awards	(3,831)	(3,201)
Proceeds from stock option exercises	166	1,006
Contribution from noncontrolling interest	1,324	—
Net cash used in financing activities	(877,442)	(187,968)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,051,672)	210,527
Cash and cash equivalents, beginning of period	1,455,183	640,697
Cash and cash equivalents, end of period	$403,511	$851,224

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$81,981	$67,086
Income taxes, net of refunds (Note 9)	$311,672	$107,539

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
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of June 30, 2015 and the results of operations and cash flows for the three and six months ended June 30, 2015 and June 29, 2014. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements which management believes necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Beginning in fiscal 2015, the Television and Entertainment reportable segment includes the Company’s Zap2it.com entertainment website business, which was previously included in the Digital and Data reportable segment.
Certain previously reported amounts have been reclassified to conform to the current presentation; the impact of this reclassification was immaterial. In addition, the accompanying unaudited condensed consolidated financial statements reflect the spin-off of the Company’s principal publishing operations into an independent company which occurred on August 4, 2014, as further described below.
On April 16, 2015, the Company’s Board of Directors (the “Board”) approved the change of the Company’s fiscal year end from the last Sunday in December of each year to December 31 of each year and to change the Company’s fiscal quarter end to the last calendar day of each quarter. This change in fiscal year end was effective with the Company’s second fiscal quarter, which ended on June 30, 2015.
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
Dreamcatcher—Dreamcatcher Broadcasting LLC (“Dreamcatcher”) was formed in 2013 specifically to comply with the cross-ownership rules of the Federal Communications Commission (the “FCC”) related to the Company’s acquisition of Local TV, LLC on December 27, 2013 (the “Local TV Acquisition”). See Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for additional information. Dreamcatcher is guaranteed a minimum annual cumulative net cash flow of $0.2 million by the Company. The Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2015 and June 29, 2014 include the results of operations and the financial position of Dreamcatcher, a fully-consolidated variable interest entity (“VIE”). Net revenues of the Dreamcatcher stations (WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA and WNEP-TV, Scranton, PA) included in the Company’s consolidated statements of operations for the three months ended June 30, 2015 and June 29, 2014 were $17 million and $17 million, respectively, and for the six months ended June 30, 2015 and June 29, 2014, were $32 million and $32 million, respectively. Operating profits of the Dreamcatcher stations included in the Company’s consolidated statements of operations for the three months ended June 30, 2015 and June 29, 2014 were $5 million and $4 million, respectively, and for the six months ended June 30, 2015 and June 29, 2014 were $7 million and $6 million, respectively.
The Company’s consolidated balance sheets as of June 30, 2015 and December 28, 2014 include the following assets and liabilities of the Dreamcatcher stations (in thousands):

	June 30, 2015	December 28, 2014
Property, plant and equipment, net	$684	$999
Broadcast rights	917	2,869
Other intangible assets, net	98,233	103,500
Other assets	193	124
Total Assets	$100,027	$107,492

Debt due within one year	$4,034	$4,034
Contracts payable for broadcast rights	1,208	6,552
Long-term debt	16,850	19,880
Other liabilities	67	157
Total Liabilities	$22,159	$30,623
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The amendments in ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. Upon transition, the Company is required to comply with applicable disclosures for the change in accounting principle. The amendments in ASU 2015-03 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will be adopting ASU 2015-03 on the first day of the 2016 fiscal year. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. However, in July 2015, the FASB deferred the effective date of ASU 2014-09 by one year for annual periods beginning after December 15, 2017, while allowing early adoption as of the original public entity effective date. The amendments in ASU 2014-09 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 at the date of initial application. The Company is currently evaluating adoption methods, the impact of adopting ASU 2014-09 on its consolidated financial statements and the timing of adoption.
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
NOTE 2: DISCONTINUED OPERATIONS

As described in Note 1, on August 4, 2014, the Company completed the Publishing Spin-off. The Company has received a private letter ruling (“PLR”) from the Internal Revenue Service (“IRS”) which provides that the distribution and certain related transactions qualified as tax-free to the Company, Tribune Publishing and the Company’s stockholders and warrant holders for U.S. federal income tax purposes. Although a PLR from the IRS generally is binding on the IRS, the PLR does not rule that the distribution satisfies every requirement for a tax-free distribution. The parties relied on the opinion of the Company’s special tax counsel that such additional requirements have been satisfied.
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
Under the TSA, the Company had no gross billings to Tribune Publishing for the three months ended June 30, 2015 and gross billings of $1 million for the six months ended June 30, 2015, primarily related to a pass-through of costs associated with providing the continuation of certain benefits to Tribune Publishing employees following the Publishing Spin-off. The Company also recognized $0.2 million and $1 million of fees primarily related to technology and shared services provided by Tribune Publishing which are included in selling, general and administrative expenses in the Company’s condensed consolidated statement of operations for the three and six months ended June 30, 2015, respectively.
The results of discontinued operations for the three and six months ended June 29, 2014 include the historical results of Tribune Publishing prior to the Publishing Spin-off.
Summarized results of the Company’s discontinued operations and the impact of associated Publishing Spin-off adjustments are as follows (in thousands):

	Three Months Ended June 29, 2014	Six Months Ended June 29, 2014
Operating revenues	$419,501	$825,611
Operating profit	29,128	53,215
Loss on equity investments, net	(294)	(629)
Interest expense (1)	(2,827)	(5,610)
Gain on investment transaction (2)	1,484	1,484
Reorganization items, net	1	(8)
Income before income taxes	27,492	48,452
Income tax expense (3)	11,652	20,011
Income from discontinued operations, net of taxes	$15,840	$28,441

(1)
In connection with the Publishing Spin-off on August 4, 2014, the Company received a $275 million cash dividend from Tribune Publishing utilizing borrowings of $350 million under a senior term loan facility entered into by Tribune Publishing prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under the Company’s Term Loan Facility (as defined and described in Note 6). Interest expense associated with the Company’s outstanding debt was allocated to discontinued operations based on the ratio of the $275 million cash dividend received from Tribune Publishing to the total outstanding indebtedness under the outstanding credit facilities in effect in each respective period prior to the Publishing Spin-off and totaled $3 million and $6 million for three and six months ended June 29, 2014, respectively.

(2)
Gain on investment transaction consists of the $1 million gain related to the remeasurement of Tribune Publishing’s investment in McClatchy/Tribune Information Services (“MCT”) as a result of the acquisition of the remaining 50% interest in MCT during the second quarter of 2014.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

(3)
The effective tax rate on pretax income from discontinued operations was 42.4% and 41.3% for the three and six months ended June 29, 2014, respectively. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit) and the impact of certain nondeductible transaction costs.

The results of discontinued operations for the three and six months ended June 29, 2014 also include certain costs, including legal and professional fees, incurred by the Company to complete the Publishing Spin-off which totaled $2 million and $6 million, respectively.
In conjunction with the Company’s emergence from bankruptcy, the Company consummated an internal restructuring pursuant to the terms of the Company’s plan of reorganization (see Note 8). These restructuring transactions included, among other things, establishing a number of real estate holding companies. On December 21, 2012, the majority of the land and buildings owned by Tribune Publishing were transferred to these newly established real estate holding companies. In 2013, Tribune Publishing entered into lease agreements with the real estate holding companies to lease back certain land and buildings that were transferred. The initial term of these lease agreements was either five or ten years, with two optional renewal terms. Prior to the Publishing Spin-off, the revenues and expenses related to these lease agreements were treated as intercompany transactions and were not separately reflected in the Company’s consolidated financial statements. The real estate holding companies were not included in the Publishing Spin-off. Subsequent to the Publishing Spin-off, the Company has reclassified the historical intercompany rental revenues related to these leases totaling $10 million and $21 million for the three and six months ended June 29, 2014, respectively, into other revenues as an increase to income from continuing operations in the Company’s consolidated statements of operations due to the continuing lease arrangements between the Company and Tribune Publishing following the Publishing Spin-off. Similarly, the historical intercompany rental costs incurred by Tribune Publishing for the three and six months ended June 29, 2014 under these leases have been reclassified as a reduction of income from discontinued operations, net in the Company’s unaudited condensed consolidated statements of operations. There was no impact to the Company’s consolidated net income for any periods prior to the Publishing Spin-off as a result of these reclassifications. Subsequent to the Publishing Spin-off, all rental revenues earned by the Company under these leases with Tribune Publishing are reflected as other revenues in the Company’s consolidated statements of operations.
NOTE 3: ACQUISITIONS
2015 Acquisitions
In May 2015, the Company completed the acquisitions of all issued and outstanding equity interests in Infostrada Statistics B.V. (“Infostrada Sports”), SportsDirect Inc. (“SportsDirect”) and Covers Media Group (“Covers”). In conjunction with these acquisitions, the Company launched Gracenote Sports, which is a part of the Digital and Data segment’s product offerings. Infostrada Sports and SportsDirect provide the Company with in-depth sports data, including schedules, scores, play-by-play statistics, as well as team and player information for the major professional leagues around the world, including the National Football League, Major League Baseball, National Basketball Association, National Hockey League, European Football League, and the Olympics. Covers is the operator of Covers.com, a North American online sports gaming destination for scores, odds and matchups, unique editorial analysis, and industry news coverage. In May 2015, the Company also completed an acquisition of all issued and outstanding equity interests in Enswers Inc. (“Enswers”), a leading provider of automatic content recognition technology and systems based in South Korea, which expanded the Digital and Data segment’s product offerings. The total acquisition price for Infostrada Sports, SportsDirect, Covers and Enswers was $70 million, net of cash acquired, subject to working capital and other customary adjustments.
The purchase prices for the above acquisitions were allocated to the tangible and intangible assets acquired and liabilities assumed. The excess of the fair values and the related deferred taxes were allocated to goodwill, which will not be deductible for tax purposes due to the acquisitions being stock acquisitions. In connection with these

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

acquisitions, the Company incurred a total of $2 million of transaction costs, which were recorded in selling, general and administrative expenses in the Company’s consolidated statements of operations.
The total purchase price for the Infostrada Sports, SportsDirect, Covers and Enswers acquisitions assigned to the acquired assets and assumed liabilities of these companies is as follows, subject to certain working capital and other closing adjustments (in thousands):

Consideration:
Cash	$71,784
Less: cash acquired	(1,919)
Net cash	$69,865

Allocated Fair Value of Acquired Assets and Assumed Liabilities:
Restricted cash and cash equivalents	$404
Accounts receivable and other current assets	2,481
Property and equipment	805
Deferred tax assets	3,816
Other long term assets	157
Intangible assets subject to amortization
Customer relationships (useful lives of 6 to 16 years)	17,000
Content databases (useful lives of 10 to 16 years)	13,900
Technologies (useful lives 4 to 10 years)	6,900
Trade name and trademarks (useful life of 15 years)	5,200
Non-competition agreement (useful life 5 years)	1,100
Accounts payable and other current liabilities	(1,507)
Deferred revenue	(339)
Deferred tax liabilities	(10,097)
Other liabilities	(477)
Total identifiable net assets	39,343
Goodwill	30,522
Total net assets acquired	$69,865
The allocation presented above is preliminary and based upon management’s estimate of the fair values using income, cost, and market approaches. In estimating the fair value of acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. The definite-lived intangible assets will be amortized over a total weighted average period of 12 years that include weighted average periods of 11 years for customer relationships, 14 years for content databases, 8 years for technologies, 15 years for trade name and trademarks, and 5 years for non-competition agreements. The acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, and noncontractual relationships, as well as expected future cost and revenue synergies.

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
What’s ON Acquisition
On July 4, 2014, the Company completed an acquisition of all of the outstanding and issued equity interests of What’s On India Media Private Limited (“What’s ON”) for a purchase price of $27 million, net of cash acquired, consisting of $21 million net initial cash consideration and $6 million recorded as the net present value (“NPV”) of additional deferred payments. The acquisition of What’s ON may also include additional payments in 2015 and 2016 to selling management shareholders totaling up to $8 million which will be accounted for as compensation expense as the payments are earned, in accordance with Accounting Standards Codification (“ASC”) Topic 805, “Business Combinations” (“ASC Topic 805”). In the second quarter of 2015, the Company made a payment of $4 million to selling management shareholders pursuant to the above arrangements. What’s ON expands the reach of the Company’s Digital and Data segment in the television search and Electronic Program Guide (“EPG”) markets as What’s ON is a leading television search and EPG data provider for India and the Middle East. What’s ON offers EPG data and TV search products for 16 countries, including India, United Arab Emirates, Saudi Arabia, Jordan, Egypt, Qatar, Bahrain, Indonesia, Kenya and Sri Lanka, across 1,600 television channels and helps power more than 58 million set-top boxes through the region’s top cable and Internet protocol television services. Of the total purchase price of $27 million, $14 million was attributed to other intangible assets, $16 million was attributed to goodwill and $3 million was attributed to net liabilities assumed. Goodwill will not be deductible for tax purposes due to the acquisition being a stock acquisition.

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
Other Acquisitions
Cash paid for the Company’s other acquisitions made in the six month ended June 29, 2014, totaled approximately $2 million.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4: GOODWILL, OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2015			December 28, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization (1)
Affiliate relationships (useful life of 16 years)	$212,000	$(33,125)	$178,875	$212,000	$(26,500)	$185,500
Advertiser relationships (useful life of 8 years)	168,000	(52,500)	115,500	168,000	(42,000)	126,000
Network affiliation agreements (useful life of 5 to 16 years)	362,000	(71,307)	290,693	362,000	(50,485)	311,515
Retransmission consent agreements (useful life of 7 to 12 years)	830,100	(151,935)	678,165	830,100	(106,897)	723,203
Other customer relationships (useful life of 3 to 16 years)	115,952	(17,644)	98,308	99,528	(12,632)	86,896
Content databases (useful life of 5 to 16 years)	135,569	(17,990)	117,579	122,400	(13,001)	109,399
Other technology (useful life of 4 to 10 years)	47,711	(6,785)	40,926	41,385	(4,022)	37,363
Trade names and trademarks (useful life of 3 to15 years)	14,423	(1,011)	13,412	9,300	(597)	8,703
Other (useful life of 3 to 11 years)	11,817	(3,786)	8,031	10,770	(2,955)	7,815
Total	$1,897,572	$(356,083)	1,541,489	$1,855,483	$(259,089)	1,596,394
Other intangible assets not subject to amortization
FCC licenses			786,600			786,600
Trade name			14,800			14,800
Total other intangible assets, net			2,342,889			2,397,794
Goodwill
Television and Entertainment			3,601,300			3,601,300
Digital and Data			345,181			316,836
Total goodwill			3,946,481			3,918,136
Total goodwill and other intangible assets			$6,289,370			$6,315,930

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the carrying amounts of intangible assets during the six months ended June 30, 2015 were as follows (in thousands):

	Television and Entertainment	Digital and Data	Total
Other intangible assets subject to amortization
Balance as of December 28, 2014	$1,352,867	$243,527	$1,596,394
Acquisitions	—	44,100	44,100
Amortization (1)	(83,678)	(13,234)	(96,912)
Foreign currency translation adjustment	—	(2,093)	(2,093)
Balance as of June 30, 2015	$1,269,189	$272,300	$1,541,489

Other intangible assets not subject to amortization
Balance at June 30, 2015 and December 28, 2014	$801,400	$—	$801,400

Goodwill
Balance as of December 28, 2014	$3,601,300	$316,836	$3,918,136
Acquisitions	—	30,631	30,631
Foreign currency translation adjustment	—	(2,286)	(2,286)
Balance as of June 30, 2015	$3,601,300	$345,181	$3,946,481
Total goodwill and other intangible assets as of June 30, 2015	$5,671,889	$617,481	$6,289,370

(1)
Amortization of intangible assets includes $0.7 million related to the Television and Entertainment segment’s lease contract intangible assets and is recorded in direct operating expenses or selling, general and administrative expense, as applicable, in the Company’s unaudited condensed consolidated statements of operations.

The Company's intangible liabilities subject to amortization consisted of the following (in thousands):

	June 30, 2015			December 28, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible liabilities subject to amortization
Broadcast rights intangible liabilities	$(91,279)	$64,723	$(26,556)	$(102,373)	$68,059	$(34,314)
Lease contract intangible liabilities	(209)	123	(86)	(209)	98	(111)
Total intangible liabilities subject to amortization	$(91,488)	$64,846	$(26,642)	$(102,582)	$68,157	$(34,425)
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
The net changes in the carrying amounts of intangible liabilities during the six months ended June 30, 2015 were as follows (in thousands):

Television and Entertainment
Intangible liabilities subject to amortization
Balance as of December 28, 2014	$(34,425)
Amortization	7,783
Balance as of June 30, 2015	$(26,642)
Amortization expense relating to amortizable intangible assets, excluding lease contract intangible assets, is expected to be approximately $98 million for the remainder of 2015, $196 million in each of 2016, 2017, and 2018, $169 million in 2019 and $161 million in 2020. Net rent expense resulting from the amortization of lease contract intangible assets and liabilities is expected to be $0.3 million for the remainder of 2015 and approximately $1 million for each of the next 5 years. Amortization of broadcast rights contract intangible assets and liabilities is expected to result in a net reduction in broadcast rights expense of approximately $10 million for the remainder of 2015, $15 million in 2016 and $2 million in each of 2017, 2018, 2019 and 2020, respectively.
NOTE 5: INVESTMENTS
Investments consisted of the following (in thousands):

	June 30, 2015	December 28, 2014
Equity method investments	$1,642,737	$1,689,996
Cost method investments	20,918	18,238
Marketable equity securities	5,926	8,958
Total investments	$1,669,581	$1,717,192
Equity Method Investments—As discussed in Note 4 and Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014, the carrying value of the Company’s investments was increased by $1.615 billion to a fair value aggregating $2.224 billion as of the Effective Date (as defined in Note 8). Of the $1.615 billion increase, $1.108 billion was attributable to the Company’s share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees in accordance with ASC Topic 805. The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. The Company amortizes the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in its unaudited condensed consolidated statements of operations. Income on equity investments, net was reduced by such amortization of $14 million and $99 million in three months ended June 30, 2015 and June 29, 2014, respectively, and by $27 million and $114 million in the six months ended June 30, 2015 and June 29, 2014, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Amortization of basis difference for the three and six months ended June 29, 2014 includes $85 million related to the sale by Classified Ventures, LLC (“CV”) of its Apartment.com business. See below for further information.
Income from equity investments, net reported in the Company’s consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 29, 2014	June 30, 2015	June 29, 2014
Income from equity investments, net, before amortization of basis difference	$59,475	$218,159	$109,971	$271,616
Amortization of basis difference (1)	(13,562)	(99,206)	(27,124)	(114,400)
Income from equity investments, net	$45,913	$118,953	$82,847	$157,216

(1)	Amortization of basis difference for the three and six months ended June 29, 2014 includes $85 million related to the sale by CV of its Apartments.com business.
Cash distributions from the Company’s equity method investments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 29, 2014	June 30, 2015	June 29, 2014
Cash distributions from equity investments (1)	$34,242	$195,062	$129,148	$315,332

(1)
Cash distributions for the three and six months ended June 29, 2014 include $160 million of the Company’s share of the proceeds from the sale by CV of its Apartments.com business, which is reflected as an inflow from investing activities in the unaudited condensed consolidated statement of cash flows.

TV Food Network—The Company’s 31.3% investment in Television Food Network, G.P. (“TV Food Network”) totaled $1.289 billion and $1.354 billion at June 30, 2015 and December 28, 2014, respectively. The Company recognized equity income from TV Food Network of $36 million and $35 million for the three months ended June 30, 2015 and June 29, 2014, respectively, and equity income of $66 million and $64 million for the six months ended June 30, 2015 and June 29, 2014, respectively. The Company received cash distributions from TV Food Network of $34 million and $35 million in the three months ended June 30, 2015 and June 29, 2014, respectively, and cash distributions of $129 million and $155 million in the six months ended June 30, 2015 and June 29, 2014, respectively.
CareerBuilder—The Company’s 32.1% investment in CareerBuilder, LLC (“CareerBuilder”) totaled $345 million and $328 million at June 30, 2015 and December 28, 2014, respectively. The Company recognized equity income from CareerBuilder of $10 million and $11 million for the three months ended June 30, 2015 and June 29, 2014, respectively, and equity income of $18 million and $15 million for the six months ended June 30, 2015 and June 29, 2014, respectively. Prior to the Publishing Spin-off, the Company recorded revenue related to CareerBuilder classified advertising products placed on affiliated digital platforms. Such amounts totaled $10 million and $20 million for the three and six months ended June 29, 2014, respectively, and are included in income from discontinued operations, net of taxes.
Classified Ventures—Prior to the Publishing Spin-off, the Company recorded revenue related to CV classified advertising products placed on affiliated digital platforms. Such amounts totaled $18 million and $37 million for the three and six months ended June 29, 2014, respectively, and are included in income from discontinued operations, net of taxes.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On April 1, 2014, CV sold its Apartments.com business to CoStar Group, Inc. for $585 million in cash. The Company’s share of the proceeds from the transaction was approximately $160 million before taxes, which was distributed at closing. In connection with the sale, the Company recorded equity income of $72 million, net of amortization of basis difference of $85 million related to intangible assets of the Apartments.com business, in its unaudited condensed consolidated statement of operations for the three and six months ended June 29, 2014.
On October 1, 2014, the Company sold its entire 27.8% equity interest in CV to Gannett Co., Inc. (“Gannett”). As part of the transaction, Gannett acquired the equity interests of the other partners and thereby acquired full ownership of CV. CV was valued at $2.5 billion for purposes of the transaction and gross proceeds of $1.8 billion were paid to the selling partners at closing. The Company’s portion of the proceeds from the transaction was approximately $686 million before taxes ($426 million after taxes), of which $28 million will be held in escrow until October 1, 2015. The Company’s pretax gain on the sale of CV recognized in the fourth quarter of 2014 was $372 million. Prior to closing, CV made a final distribution of all cash on hand from operations to the current owners. The Company’s portion of this final distribution was $6 million, which is in addition to proceeds from the sale transaction. On April 2, 2015, the Company received an additional cash distribution of $8 million pursuant to CV’s collection of a contingent receivable, which was reflected as a non-operating gain in the Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2015.
Summarized Financial Information—Summarized financial information for TV Food Network is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 29, 2014	June 30, 2015	June 29, 2014
Revenues, net	$278,410	$282,896	$539,633	$543,181
Operating income	$151,728	$147,825	$282,026	$273,320
Net income	$155,770	$153,000	$289,925	$282,872
Summarized financial information for CareerBuilder is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 29, 2014	June 30, 2015	June 29, 2014
Revenues, net	$176,034	$180,208	$351,188	$348,149
Operating income	$33,614	$34,186	$63,940	$55,814
Net income	$33,063	$34,084	$61,414	$55,256

Marketable Equity Securities—As further described in Note 1, on August 4, 2014, the Company completed the Publishing Spin-off and retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of the outstanding common stock of Tribune Publishing. The Company classified the shares of Tribune Publishing common stock as available-for-sale securities. As of June 30, 2015, the fair value and cost basis of the Company’s investment in Tribune Publishing was $6 million and $0, respectively. As of June 30, 2015, the gross unrealized holding gain relating the Company’s investment in Tribune Publishing was $6 million and is reflected in accumulated other comprehensive income, net of taxes, in the Company’s unaudited condensed consolidated balance sheet. The Company has no current plans to sell its shares of Tribune Publishing.

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

Newsday Transactions—As defined and further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014, the Company consummated the closing of the Newsday Transactions on July 29, 2008. Concurrent with the closing of the Newsday Transactions, Newsday Holdings LLC (“NHLLC”) and Newsday LLC borrowed $650 million under a secured credit facility. Borrowings under this facility are guaranteed by CSC Holdings, LLC (“CSC”), formerly CSC Holdings, Inc., and NMG Holdings, Inc., each a wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”) and are secured by a lien on the assets of Newsday LLC and the assets of NHLLC, including $650 million of senior notes of Cablevision issued in 2008 and contributed by CSC. The Company agreed to indemnify CSC and NMG Holdings, Inc. with respect to any payments that CSC or NMG Holdings, Inc. makes under their guarantee of the $650 million of borrowings by NHLLC and Newsday LLC under their secured credit facility. In the event the Company is required to perform under this indemnity, the Company will be subrogated to and acquire all rights of CSC and NMG Holdings, Inc. against NHLLC and Newsday LLC to the extent of the payments made pursuant to the indemnity. From the July 29, 2008 closing date of the Newsday Transactions through the third anniversary of the closing date, the maximum amount of potential indemnification payments (“Maximum Indemnification Amount”) was $650 million. After the third anniversary, the Maximum Indemnification Amount was reduced by $120 million. The Maximum Indemnification Amount is reduced each year thereafter by $35 million until January 1, 2018, at which point the Maximum Indemnification Amount is reduced to $0. The Maximum Indemnification Amount was $425 million at June 30, 2015 and December 28, 2014. See Note 17 for further information related to the Company’s entry into an agreement to sell its investment in NHLLC.
Variable Interests—The Company evaluates its investments and other transactions to determine whether any entities associated with the investments or transactions should be consolidated under the provisions of ASC Topic 810, “Consolidation.” ASC Topic 810 requires an ongoing qualitative assessment as to which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. At June 30, 2015 and December 28, 2014, the Company held variable interests in Topix, LLC (“Topix”) and Newsday LLC. The Company has determined that it is not the primary beneficiary of any of these entities and therefore has not consolidated any of them as of and for the periods presented in the unaudited condensed consolidated financial statements. The Company’s maximum loss exposure related to Topix is limited to its equity investment, which was $3 million at both June 30, 2015 and December 28, 2014.
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
On April 14, 2015, the Company entered into a real estate venture agreement with a third party to redevelop one of the Company’s Florida properties and formed a new limited liability company (“LLC”). The Company contributed land with an agreed-upon value between the parties of $15 million and a carrying value of $10 million, resulting in a 92% interest in the LLC. In the future, the Company’s interest in the LLC may decline to 85%, subject to the other party’s additional investments. The LLC was determined to be a VIE where the Company is the primary

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

beneficiary. The Company consolidates the financial position and results of operations of this VIE. The results of operations of the VIE as of and for the six months ended June 30, 2015 were not material.
As further disclosed in Note 1, the Company consolidates the financial position and results of operations of Dreamcatcher, a VIE where the Company is the primary beneficiary.
NOTE 6: DEBT
Debt consisted of the following (in thousands):

	June 30, 2015	December 28, 2014
Term Loan Facility due 2020, effective interest rate of 3.82% and 4.04%, net of unamortized discount of $7,749 and $8,118	$2,371,386	$3,471,017
5.875% Senior Notes due 2022	1,100,000	—
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount of $40 and $49	20,885	23,914
Other obligations	—	54
Total debt	3,492,271	3,494,985
Less: Debt due within one year	26,495	4,088
Long-term debt, net of current portion	$3,465,776	$3,490,897
Maturities—The Company’s debt as of June 30, 2015 matures as follows (in thousands):

2015 (July 1, 2015 - December 31, 2015)	$13,921
2016	27,841
2017	27,841
2018	34,591
2019	23,791
Thereafter	3,372,075
Total debt	3,500,060
Unamortized discounts	(7,789)
Total debt, net of discounts	$3,492,271
Secured Credit Facility—On December 27, 2013, in connection with its acquisition of Local TV, the Company as borrower, entered into a $4.073 billion secured credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A. (“JPMorgan”) (the “Secured Credit Facility”). The Secured Credit Facility consisted of a $3.773 billion term loan facility (the “Term Loan Facility”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). The proceeds of the Term Loan Facility were used to pay the purchase price for Local TV and refinance the existing indebtedness of Local TV and the Term Loan Exit Facility (see Notes 3 and 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014). The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. The Revolving Credit Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy of representations and warranties. Under the terms of the Secured Credit Facility, the amount of the Term Loan Facility and/or the Revolving Credit Facility may be increased and/or one or more additional term or revolving facilities may be added to the Secured

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Credit Facility by entering into one or more incremental facilities, subject to a cap equal to the greater of (x) $1 billion and (y) the maximum amount that would not cause the Company’s net first lien senior secured leverage ratio (treating debt incurred in reliance of this basket as secured on a first lien basis whether or not so secured), as determined pursuant to the terms of the Secured Credit Facility, to exceed 4.50:1.00.
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
Amendment
On June 24, 2015, the Company, the Guarantors and JPMorgan, as administrative agent, entered into an amendment (the “Amendment”) to the Secured Credit Facility. Prior to the Amendment and the Prepayment (as defined below), $3.479 billion of term loans (the “Former Term Loans”) were outstanding under the Secured Credit Facility. Pursuant to the Amendment, certain lenders under the Secured Credit Facility converted their Former Term Loans into a new tranche of term loans (the “Converted Term B Loans”), along with certain new lenders who advanced $1.802 billion into the new tranche of term loans (the “New Term B Loans” and, together with the Converted Term B Loans, the “Term B Loans”). The proceeds of Term B Loans advanced by the new lenders were used to prepay in full all of the Former Term Loans that were not converted into Term B Loans. In connection with the Amendment, the Company used the net proceeds from the sale of the Notes (as defined below), together with cash on hand, to prepay (“the Prepayment”) $1.100 billion of the Term B Loans. After giving effect to the Amendment and the Prepayment, there were $2.379 billion of Term B Loans outstanding under the Secured Credit Facility.
Term Loan Facility
As a result of the amendment, the Term B Loans bear interest, at the Company’s election, at a rate per annum equal to either (i) LIBOR, adjusted for statutory reserve requirements on Euro currency liabilities (“Adjusted LIBOR”), subject to a minimum rate of 0.75%, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%. Overdue amounts under the Term Loan Facility are subject to additional interest of 2.0% per annum. The Term B Loans mature on December 27, 2020. Quarterly installments in an amount equal to 0.25% of the new principal amount of the Term B Loans are due beginning September 30, 2015. Voluntary prepayments of the Term B Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first twelve months after the Amendment. The Company is required to prepay the Term B Loans: (i) with the proceeds from certain material asset dispositions (but excluding proceeds from dispositions of publishing assets, real estate and its equity investments in CareerBuilder, LLC and Classified Ventures, LLC and, in certain instances, Television Food Network, G.P.), provided that the Company has rights to reinvest the proceeds to acquire assets for use in its business, within specified periods of time, (ii) with the proceeds from the issuance of new debt (other than debt permitted to be incurred under the Secured Credit Facility) and (iii) 50% (or, if the Company’s net first lien senior secured leverage ratio, as determined pursuant to the terms of the Secured Credit Facility, is less than or equal to 4.00:1.00, then 0%) of “excess cash flow” generated by the Company for the fiscal year, as determined pursuant to the terms of the Secured Credit Facility, less the aggregate amount of optional prepayments under the Revolving Credit Facility to the extent that such prepayments are accompanied by a permanent reduction in commitments under the Revolving Credit Facility, and subject to a $500 million minimum liquidity threshold before any such prepayment is required, provided that the Company’s mandatory prepayment obligations in the case of clause (i) and clause (iii) above do not apply at any time during which the Company’s corporate rating issued by Moody’s is Baa3 or better and BBB- or better by S&P.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Prior to the Amendment, the Term Loan Facility bore interest, at the election of the Company, at a rate per annum equal to either (i) Adjusted LIBOR, subject to a minimum rate of 1.00%, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0% (“Alternative Base Rate”), plus an applicable margin of 2.0%.
Quarterly installments in an amount equal to 0.25% of the original principal amount of the Term Loan Facility were due beginning March 31, 2014. As further described in Note 2, on August 4, 2014, the Company used a $275 million cash dividend from Tribune Publishing to permanently repay $275 million of outstanding borrowings under the Term Loan Facility.
The Former Term Loans were issued at a discount of 25 basis points, totaling $9 million, which was being amortized to interest expense over the expected term of the Term Loan Facility. The Company incurred and deferred transaction costs totaling $78 million in connection with the Former Term Loans in fiscal 2013. Transaction costs of $6 million relating to the Term Loan Exit Facility (as defined and described in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014), which was extinguished in the fourth quarter of 2013, continued to be amortized over the term of the Term Loan Facility pursuant to ASC Topic 470 “Debt.” As of the date of the Amendment, the aggregate unamortized debt issuance costs totaled $64 million and unamortized debt issue discount totaled $8 million.
In connection with the Amendment, the Company paid fees to Term B Loan lenders of $6 million, which are considered a debt discount, of which $4 million was deferred, and incurred transaction costs of $2 million, of which $1 million was deferred. The Company recorded a loss of $37 million on the extinguishment of the Former Term Loan in the Company’s unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2015 as a portion of the facility was considered extinguished for accounting purposes. The loss included the write-off of unamortized transaction costs of $30 million, an unamortized discount of $3.5 million and other transaction costs of $3.6 million. The Company’s unamortized transaction costs related to the Term Loan Facility were $35 million and $70 million at June 30, 2015 and December 28, 2014, respectively. These deferred costs are recorded in other assets in the Company’s unaudited condensed consolidated balance sheet and amortized to interest expense over the contractual term of the Term Loan Facility.
Revolving Credit Facility
Loans under the Revolving Credit Facility bear interest, at the election of the Company, at a rate per annum equal to either (i) Adjusted LIBOR plus an applicable margin in the range of 2.75% to 3.0% or (ii) the Alternative Base Rate plus an applicable margin in the range of 1.75% to 2.0%, based on the Company’s net first lien senior secured leverage ratio for the applicable period. The Revolving Credit Facility also includes a fee on letters of credit equal to the applicable margin for Adjusted LIBOR loans and a letter of credit issuer fronting fee equal to 0.125% per annum, in each case, calculated based on the stated amount of letters of credit and payable quarterly in arrears, in addition to the customary charges of the issuing bank. Under the terms of the Revolving Credit Facility, the Company is also required to pay a commitment fee, payable quarterly in arrears, calculated based on the unused portion of the Revolving Credit Facility; the commitment fee will be 0.25%, 0.375% or 0.50% based on the Company’s net first lien senior secured leverage ratio for the applicable period. Overdue amounts under the Revolving Credit Facility are subject to additional interest of 2.0% per annum.
Availability under the Revolving Credit Facility will terminate, and all amounts outstanding under the Revolving Credit Facility will be due and payable on December 27, 2018, but the Company may repay outstanding loans under the Revolving Credit Facility at any time without premium or penalty, subject to breakage costs in certain circumstances. The loans under the Revolving Credit Facility must be prepaid and the letters of credit cash collateralized or terminated to the extent the extensions of credit under the Revolving Credit Facility exceed the amount of the revolving commitments.
The Revolving Credit Facility includes a covenant which requires the Company to maintain a net first lien leverage ratio of no greater than 5.75 to 1.00 for each period of four consecutive fiscal quarters most recently ended.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Beginning with the period ending March 29, 2015, the covenant requires the Company to maintain a net first lien leverage ratio of no greater than 5.25 to 1.00 for each period of four consecutive fiscal quarters most recently ended. The covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 25% of the amount of revolving commitments. This covenant was not required to be tested for the quarterly period ended June 30, 2015.
At June 30, 2015 and December 28, 2014, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $26 million and $27 million, respectively, of standby letters of credit outstanding, primarily in support of the Company’s workers compensation insurance programs.
5.875% Senior Notes due 2022—On June 24, 2015, the Company issued $1.1 billion aggregate principal amount of its 5.875% Senior Notes due 2022 (the “Notes”) under an Indenture, dated as of June 24, 2015 (the “Base Indenture”), among the Company, certain subsidiaries of the Company, as guarantors (the “Subsidiary Guarantors”), and The Bank of New York Mellon Trust Company, N.A. (in such capacity, the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of June 24, 2014, among the Company, the Subsidiary Guarantors and the Trustee (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). The Company used the net proceeds from the sale of the Notes, together with cash on hand, to make the Prepayment discussed above.
The Company incurred and deferred transaction costs of $19 million, which are classified as other assets in the Company’s unaudited condensed consolidated balance sheet and amortized to interest expense over the contractual term of the Notes.
The Notes bear interest at a rate of 5.875% per annum and interest is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2016. The Notes mature on July 15, 2022. The Notes are unsecured senior indebtedness of the Company and are effectively subordinated to the Company’s and the Subsidiary Guarantors’ existing and future secured indebtedness, including indebtedness under the Secured Credit Facility, to the extent of the value of the assets securing such indebtedness. The Indenture provides that the guarantee of each Subsidiary Guarantor is an unsecured senior obligation of that Subsidiary Guarantor. The Notes are, subject to certain exceptions, guaranteed by each of the Company’s domestic subsidiaries that guarantee the Company’s obligations under the Secured Credit Facility.
The Company may redeem the Notes, in whole or in part, at any time prior to July 15, 2018, at a price equal to 100% of the principal amount thereof, plus accrued and unpaid interest, if any, to (but excluding) the redemption date, plus the applicable make-whole premium. The Company may redeem the Notes, in whole or in part, at any time (i) on and after July 15, 2018 and prior to July 15, 2019, at a price equal to 102.938% of the principal amount of the Notes, (ii) on or after July 15, 2019 and prior to July 15, 2020, at a price equal to 101.469% of the principal amount of the Notes, and (iii) on or after July 15, 2020, at a price equal to 100.000% of the principal amount of the Notes, in each case, plus accrued and unpaid interest, if any, to (but excluding) the applicable redemption date. In addition, at any time prior to July 15, 2018, the Company may redeem up to 40% of the aggregate principal amount of the Notes with the proceeds of certain equity offerings at a redemption price of 105.875%, plus accrued and unpaid interest, if any, to (but excluding) the date of redemption.
The Indenture contains covenants that, among other things, limit the ability of the Company and the Company’s restricted subsidiaries to: incur additional indebtedness, guarantee indebtedness or issue certain preferred shares; pay dividends on, redeem or repurchase stock or make other distributions in respect of its capital stock; repurchase, prepay or redeem subordinated indebtedness; make loans and investments; create restrictions on the ability of the Company’s restricted subsidiaries to pay dividends to the Company or the Subsidiary Guarantors or make other intercompany transfers; create liens; transfer or sell assets; consolidate, merge or sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Upon the occurrence of certain events constituting a change of control triggering event, the Company is required to make an offer to repurchase all of the Notes (unless otherwise

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to (but excluding) the repurchase date. If the Company sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to (but excluding) the repurchase date.
Notes Registration Rights Agreement
In connection with the issuance of the Notes, the Company and the Subsidiary Guarantors entered into an exchange and registration rights agreement, dated as of June 24, 2015, with Deutsche Bank Securities Inc. and Citigroup Global Markets Inc. (the “Notes Registration Rights Agreement”). Pursuant to the Notes Registration Rights Agreement, the Company and the Subsidiary Guarantors have agreed to file an exchange offer registration statement with the Securities and Exchange Commission (the “SEC”) to exchange the Notes and the Guarantees for substantially identical securities registered under the Securities Act of 1933, as amended. The Company and the Subsidiary Guarantors have also agreed to file a shelf registration statement to cover resales of the Notes and the Guarantees under certain circumstances. The Company and the Subsidiary Guarantors agreed to use their commercially reasonable efforts to cause the exchange offer to be consummated as promptly as reasonably practicable after the exchange offer registration statement has become effective and to cause the exchange offer to become effective within 270 days following the issue date of the Notes. In addition, if the exchange offer has not been completed within 360 days after the issue date of the Notes, the Company and the Subsidiary Guarantors have agreed to use their commercially reasonable efforts to file a shelf registration statement and to cause such shelf registration statement to become effective within 90 days of filing such shelf registration statement. If the registration obligations under the Notes Registration Rights Agreement have not been satisfied, under certain circumstances, additional interest will accrue on the Notes for the period from the occurrence of such a registration default (but only with respect to one registration default at any particular time) until such time as all registration defaults have been cured at a rate per annum equal to 0.25% during the first 90-day period following the occurrence of such registration default which rate shall increase by an additional 0.25% during each subsequent 90-day period, up to a maximum of 0.50%.
Dreamcatcher—In addition, the Company and the Guarantors guarantee the obligations of Dreamcatcher under its $27 million senior secured credit facility (the “Dreamcatcher Credit Facility”) entered into in connection with Dreamcatcher’s acquisition of the Dreamcatcher stations (see Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014). The obligations of the Company and the Guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with its obligations under the Secured Credit Facility.
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
Other—During the second quarter of 2014, the Company incurred $3 million of transaction costs related to a senior secured credit facility which was entered into by Tribune Publishing in connection with the spin-off of the Company’s principal publishing operations on August 4, 2014 (see Note 1). The related assets for these transaction costs were distributed to Tribune Publishing in the Publishing Spin-off (see Note 2).

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
The Company’s investment in Tribune Publishing is recorded at fair value and is categorized as Level 1 within the fair value hierarchy as the common stock of Tribune Publishing is publicly traded on the NYSE. The Company’s investment in Tribune Publishing is measured at fair value on a recurring basis. The fair value and cost basis of the Company’s investment in Tribune Publishing was $6 million and $0, respectively, as of June 30, 2015 and the fair value and cost basis was $9 million and $0, respectively, as of December 28, 2014.
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
Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2015		December 28, 2014
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cost method investments	$24,168	$20,918	$18,238	$18,238
Convertible note receivable	$2,000	$2,000	$2,000	$2,000
Term Loan Facility	$2,370,651	$2,371,386	$3,411,744	$3,471,017
5.875% Senior Notes due 2022	$1,113,750	$1,100,000	$—	$—
Dreamcatcher Credit Facility	$20,878	$20,885	$23,498	$23,914
The following methods and assumptions were used to estimate the fair value of each category of financial instruments.
Cost Method Investments—The Company’s cost method investments are in private companies and recorded at cost, net of write-downs resulting from periodic evaluations of the carrying values of the investments. As further described in Note 17, on August 1, 2015, the Company entered into an agreement to sell all of its interest in NHLLC to CSC. The fair value of the Company’s NHLLC investment reflects the selling price negotiated between the parties. The carrying value of all other cost method investments approximates their fair value at June 30, 2015. No events or changes in circumstances occurred during the six months ended June 30, 2015 that suggested a significant

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

adverse effect in the fair values of these investments. The cost method investments would be classified in Level 3 of the fair value hierarchy.
Convertible Note Receivable—The convertible note receivable is with a private company and is recorded at cost. No events or changes in circumstances have occurred during the six months ended June 30, 2015 that suggested a significant adverse effect in the fair value of this note receivable. The carrying value of the note receivable at June 30, 2015 approximated fair value. The convertible note receivable would be classified in Level 3 of the fair value hierarchy.
Term Loan Facility—The fair value of the outstanding principal balance of the term loans under the Company’s Term Loan Facility at both June 30, 2015 and December 28, 2014 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
5.875% Senior Notes due 2022—The fair value of the outstanding principal balance of the Company’s 5.875% Senior Notes due 2022 at June 30, 2015 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
Dreamcatcher Credit Facility—The fair value of the outstanding principal balance of the Company’s Dreamcatcher Credit Facility at both June 30, 2015 and December 28, 2014 is based on pricing from observable market information for similar instruments in a non-active market and would be classified in Level 2 of the fair value hierarchy.
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
On April 12, 2012, the Debtors, the official committee of unsecured creditors appointed in the Debtors’ Chapter 11 cases, and creditors under certain of the Predecessor’s prepetition debt facilities, filed the Fourth Amended Joint Plan of Reorganization for Tribune Company and its Subsidiaries with the Bankruptcy Court (as subsequently modified, the “Plan”). On July 23, 2012, the Bankruptcy Court issued an order confirming the Plan (the “Confirmation Order”). The Plan constitutes a separate plan of reorganization for each of the Debtors and sets forth the terms and conditions of the Debtors’ reorganization. See the “Terms of the Plan” section in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for a description of the terms and conditions of the confirmed Plan. On March 16, 2015 and July 24, 2015, the Bankruptcy Court

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

entered final decrees closing 96 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re Tribune Media Company, et al., Case No. 08-13141.
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
Pursuant to the terms of the Plan, the Company is also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the Effective Date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 proceedings. On the Effective Date, Reorganized Tribune Company held restricted cash of $187 million which was estimated to be sufficient to satisfy such obligations. At June 30, 2015, restricted cash held by the Company to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, the Company would be required to satisfy the allowed claims from its cash on hand from operations.
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
The Appellants seek, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by the Predecessor, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. See “Terms of the Plan” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for a description of the terms and conditions of the confirmed Plan and “Certain Causes of Action Arising From the Leveraged ESOP Transactions” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for a description of the Leveraged ESOP Transactions. WTC and the Zell Entity also sought to overturn determinations made by the Bankruptcy Court concerning the priority in right of payment of the PHONES and the subordinated promissory notes held by the Zell Entity and its permitted assignees, respectively. There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals. In January 2013, the Company filed a motion to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014, the Delaware District Court entered an order granting in part and denying in part the motion to dismiss. The effect of the order was to dismiss all of the appeals, with the exception of the relief requested by the Zell Entity concerning the priority in right of payment of the subordinated promissory notes held by the Zell Entity and its permitted assignees with respect to any state law fraudulent transfer claim

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

recoveries from a creditor trust that was proposed to be formed under a prior version of the Plan, but was not formed under the Plan as confirmed by the Bankruptcy Court. The Delaware District Court vacated the Bankruptcy Court’s ruling to the extent it opined on that issue. On July 16, 2014, Aurelius, Law Debenture and Deutsche Bank timely appealed the Delaware District Court’s order to the U.S. Court of Appeals for the Third Circuit. Briefing before the Third Circuit was completed on February 2, 2015, and oral arguments were heard on April 15, 2015. If the Appellants are successful in overturning the Confirmation Order and certain prior orders of the Bankruptcy Court, our financial condition may be adversely affected.
Resolution of Outstanding Prepetition Claims—As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Additional claims were filed after the Effective Date, including to amend or supplement previously filed claims. Additional claims were also included in the Debtors’ respective schedules of assets and liabilities which were filed with the Bankruptcy Court. Amounts and payment terms for these claims, if applicable, were established in the Plan. As of July 31, 2015, approximately 3,280 proofs of claim had been withdrawn or expunged as a result of the Debtors’ evaluation of the filed proofs of claim and their efforts to reduce and/or eliminate invalid, duplicative and/or over-stated claims. In addition, approximately 3,750 proofs of claim had been settled or otherwise satisfied pursuant to the terms of the Plan.
However, as of July 31, 2015, approximately 425 proofs of claim remain subject to further evaluation and adjustments, of which 3 proofs of claim relate to Tribune Publishing Debtor cases that were assumed by Tribune Publishing in connection with the Publishing Spin-off. The majority of the remaining proofs of claim were filed by certain of the Company’s former directors and officers, asserting indemnity and other related claims against the Company for claims brought against them in lawsuits that were transferred to a litigation trust formed, pursuant to the Plan, to pursue certain causes of action arising from the Leveraged ESOP Transactions for the benefit of certain creditors that received interests in the litigation trust as part of their distributions under the Plan (the “Litigation Trust”). Those lawsuits are pending in multidistrict litigation (“MDL”) before the United States District Court for the Southern District of New York (the “NY District Court”) in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation, under the consolidated docket numbers 1:11-md-02296 and 1:12-mc-02296. See “Certain Causes of Action Arising From the Leveraged ESOP Transactions” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for a description of the MDL proceedings in the NY District Court. Under the Plan, such indemnity-type claims against the Company must be set off against any recovery by the Litigation Trust against any of the directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.
Adjustments to prepetition claims may result from, among other things, negotiations with creditors, further orders of the Bankruptcy Court and, in certain instances, litigation. The ultimate amounts to be paid in settlement of each of these claims, including indemnity claims, will continue to be subject to uncertainty for a period of time after the Effective Date.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Reorganization items, net included in the Company’s unaudited condensed consolidated statements of operations for the three months ended June 30, 2015 and June 29, 2014 totaled $1 million and $2 million, respectively, and for the six months ended June 30, 2015 and June 29, 2014 totaled $2 million and $4 million, respectively.
Operating net cash outflows resulting from reorganization costs totaled less than $1 million for the three months ended June 30, 2015 and $1 million for the three months ended June 29, 2014, and totaled $1 million for the six months ended June 30, 2015 and $3 million for the six months ended June 29, 2014.
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
Television and radio broadcast station licenses are granted for terms of up to eight years and are subject to renewal by the FCC in the ordinary course, at which time they may be subject to petitions to deny the license renewal applications. As of August 13, 2015, the Company had FCC authorization to operate 39 television stations and one AM radio station. Timely filed renewal applications for seven of those stations are currently pending.
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
The FCC’s “National Television Multiple Ownership Rule” prohibits the Company from owning television stations that, in the aggregate, reach more than 39% of total U.S. television households, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). The Company’s current national reach would exceed the 39% cap on an undiscounted basis. In a pending rulemaking proceeding the FCC has proposed to repeal the UHF Discount but to grandfather existing combinations that exceed the 39% cap. Under the FCC’s proposal, absent a waiver, a grandfathered station group would have to come into compliance with the modified cap upon a sale or transfer of control. If adopted as proposed, the elimination of the UHF Discount would affect the Company’s ability to acquire additional television stations (including the Dreamcatcher stations that are the subject of certain option rights held by the Company, see Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for further information).
Under FCC policy and precedent a television station or newspaper publisher may provide certain operational support and other services to a separately-owned television station in the same market pursuant to a “shared services agreement” (“SSA”) where the Duopoly Rule or NBCO Rule would not permit common ownership of the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

properties. The FCC authorized the Company to provide services (not including advertising sales) under SSAs to the Dreamcatcher stations in conjunction with its approval of the Company’s Local TV Acquisition (“Local TV Transfer Order”). In its pending 2014 Quadrennial Review proceeding, the FCC is seeking comment on proposals to adopt reporting requirements for SSAs. The Company cannot predict the outcome of that proceeding or its effect on the Company’s business or operations. Meanwhile, in a public notice released on March 12, 2014, the FCC announced that pending and future transactions involving SSAs will be subject to a higher level of scrutiny if they include a combination of certain operational and economic features. Although the Company currently has no transactions pending before the FCC that would be subject to such higher scrutiny, this policy could limit the Company’s future ability to enter into SSAs or similar arrangements. In a Report and Order issued on April 15, 2014, the FCC amended its rules to treat any “joint sales agreement” (“JSA”) pursuant to which a television station sells more than 15% of the weekly advertising time of another television station in the same market as an attributable ownership interest subject to the Duopoly Rule. A similar rule already was in effect for radio JSAs. Pursuant to that order and related legislation, existing JSAs that create impermissible duopolies must be unwound or revised to come into compliance by December 19, 2016. The Company is not a party to any JSAs. An appeal of the FCC’s April 15, 2014 Report and Order is pending before the U.S. Court of Appeals for the District of Columbia Circuit. In a Report and Order and Further Notice of Proposed Rulemaking issued on March 31, 2014, the FCC is seeking comment on whether to eliminate or modify its “network non-duplication” and “syndicated exclusivity” rules, pursuant to which local television stations may enforce their contractual exclusivity rights with respect to network and syndicated programming. Pursuant to the Satellite Television Extension and Localism Act of 2010 (“STELA”) Reauthorization Act, enacted in December 2014, the FCC has adopted regulations prohibiting a television station from coordinating retransmission consent negotiations or negotiating retransmission consent on a joint basis with a separately owned television station in the same market. The Company does not currently engage in retransmission consent negotiations jointly with any other stations in its markets. The Company cannot predict the impact of the new rule or the FCC’s further proposals on our business.
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
NOTE 9: INCOME TAXES
In the three and six months ended June 30, 2015, the Company recorded an income tax benefit related to continuing operations of less than $1 million and income tax expense of $22 million, respectively. The effective tax rate on pretax income (loss) from continuing operations was 17.5% and 39.5% in the three and six months ended June 30, 2015, respectively. These rates differ from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction and other non-deductible expenses. The non-deductible items in the three months ended June 30, 2015 had a greater impact on the effective tax rate due to the pretax loss from continuing operations.
In the three and six months ended June 29, 2014, the Company recorded income tax expense related to continuing operations of $42 million and $60 million, respectively. The effective tax rate on pretax income from continuing operations was 38.7% and 38.6% for the three and six months ended June 29, 2014, respectively. These rates differ from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction and other non-deductible expenses.
Newsday and Chicago Cubs Transactions—As further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014, the Company consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC, through NMG Holdings, Inc., owns approximately 97% and the Company owns approximately 3% of NHLLC. The fair market value of the contributed NMG net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. In March 2013, the IRS issued its audit report on the Company’s federal income tax return for 2008 which concluded that the gain should have been included in the Company’s 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax through June 30, 2015 would be approximately $34 million. The Company disagrees with the IRS’s position and has timely filed its protest in response to the IRS’s proposed tax adjustments. The Company is contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, the Company would also be subject to approximately $31 million, net of tax benefits, of state income taxes and related interest through June 30, 2015. The Company does not maintain any tax reserves relating to the Newsday Transactions. In accordance with ASC Topic 740, “Income Taxes,” the Company’s unaudited condensed consolidated balance sheet at June 30, 2015 includes a deferred tax liability of $103 million related to the future recognition of taxable income related to the Newsday Transactions. See Note 17 for additional information about the Company’s entry into an agreement to sell its investment in NHLLC.
As further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and the Company owns 5% of the membership interests in New Cubs LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. The IRS is currently auditing the Company’s 2009 federal income tax return which includes the Chicago Cubs Transactions. The Company expects the IRS audit to be concluded during 2015. If the gain on the Chicago Cubs Transactions is deemed by the IRS to be taxable in 2009, the federal and state income taxes would be approximately $225 million before interest and penalties. The Company does not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, the Company’s unaudited condensed consolidated balance sheet at June 30, 2015 includes a deferred tax liability of $168 million related to the future recognition of taxable income related to the Chicago Cubs Transactions.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Other—Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. The Company accounts for uncertain tax positions in accordance with ASC Topic 740, which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s liability for unrecognized tax benefits totaled $19 million at both June 30, 2015 and December 28, 2014, respectively. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $3 million within the next twelve months due to the resolution of tax examination issues and statute of limitations expirations.
NOTE 10: PENSION AND OTHER RETIREMENT PLANS
The components of net periodic benefit cost (credit) for Company-sponsored pension and other postretirement benefits plans, including amounts included in income from discontinued operations, net of taxes, for the three and six months ended June 30, 2015 and June 29, 2014 were as follows (in thousands):

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30, 2015	June 29, 2014	June 30, 2015	June 29, 2014
Service cost	$198	$105	$354	$231
Interest cost	20,531	20,594	40,908	41,055
Expected return on plans’ assets	(28,009)	(28,243)	(55,845)	(56,528)
Recognized actuarial loss (gain)	—	26	—	(80)
Net periodic benefit credit	$(7,280)	$(7,518)	$(14,583)	$(15,322)

	Other Post Retirement Benefits
	Three Months Ended		Six Months Ended
	June 30, 2015	June 29, 2014	June 30, 2015	June 29, 2014
Service cost	$20	$100	$54	$236
Interest cost	132	519	242	1,099
Recognized actuarial loss (gain)	20	(19)	12	(19)
Net periodic benefit cost	$172	$600	$308	$1,316
The amounts of net periodic benefit cost for Company-sponsored other post retirement plans applicable to continuing and discontinued operations for the three and six months ended June 30, 2015 and June 29, 2014 were as follows (in thousands):

	Other Post Retirement Benefits
	Three Months Ended		Six Months Ended
	June 30, 2015	June 29, 2014	June 30, 2015	June 29, 2014
Continuing operations	$172	$185	$308	$337
Discontinued operations	—	415	—	979
Net periodic benefit cost	$172	$600	$308	$1,316
For 2015, the Company does not expect to make any contributions to its qualified pension plans and expects to contribute $1 million to its other postretirement plans. In the three and six months ended June 30, 2015, the Company made contributions of $0.3 million and $0.4 million, respectively, to its other postretirement plans. In the three and six months ended June 29, 2014, the Company made contributions of $2 million and $4 million,

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

respectively, to certain of its qualified pension plans and $2 million and $3 million, respectively, to its other postretirement plans.
NOTE 11: CAPITAL STOCK
As of the Effective Date, Reorganized Tribune Company issued 78,754,269 shares of Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), and 4,455,767 shares of Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and together with Class A Common Stock, “Common Stock”). Certain creditors that were entitled to receive Common Stock, either voluntarily elected to receive Class B Common Stock in lieu of Class A Common Stock or were allocated Class B Common Stock in lieu of Class A Common Stock in order to comply with the FCC’s ownership rules and requirements. The Class A Common Stock and Class B Common Stock generally provide identical economic rights, but holders of Class B Common Stock have limited voting rights, including that such holders have no right to vote in the election of directors. Subject to the ownership limitations described below, each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock, in each case, at the option of the holder at any time. During the three months ended June 30, 2015 and June 29, 2014, on a net basis, 2,355,286 and 200 shares, respectively, of Class B Common Stock were converted into 2,355,286 and 200 shares, respectively, of Class A Common Stock. During the six months ended June 30, 2015 and June 29, 2014, on a net basis, 2,401,409 and 239,384 shares, respectively, of Class B Common Stock were converted into 2,401,409 and 239,384 shares, respectively, of Class A Common Stock.
In addition, on the Effective Date, Reorganized Tribune Company entered into the Warrant Agreement, pursuant to which the Company issued 16,789,972 Warrants to purchase Common Stock (the “Warrants”). The Company issued the Warrants in lieu of Common Stock to creditors that were otherwise eligible to receive Common Stock in connection with the implementation of the Plan in order to comply with the FCC’s foreign ownership restrictions. Each Warrant entitles the holder to purchase from the Company, at the option of the holder and subject to certain restrictions set forth in the Warrant Agreement and described below, one share of Class A Common Stock or one share of Class B Common Stock at an exercise price of $0.001 per share, subject to adjustment and a cashless exercise feature. The Warrants may be exercised at any time on or prior to December 31, 2032. During the three months ended June 30, 2015 and June 29, 2014, 1,273,345 and 592,887 Warrants, respectively, were exercised for 1,273,338 and 592,883 shares, respectively, of Class A Common Stock. During the six months ended June 30, 2015 and June 29, 2014, 1,694,988 and 3,372,846 Warrants, respectively, were exercised for 1,694,981 and 3,372,816 shares, respectively, of Class A Common Stock. No Warrants were exercised for Class B Common Stock during the six months ended June 30, 2015. No Warrants were exercised for Class B Common Stock during the three months ended June 29, 2014. During the six months ended June 29, 2014, 100 Warrants were exercised for 100 shares of Class B Common Stock. At June 30, 2015, the following amounts were issued: 314,973 Warrants, 99,949,057 shares of Class A Common Stock, of which 4,064,125 were held in treasury, and 36,674 shares of Class B Common Stock. As of June 30, 2015, the Company reserved 6,668 shares of Class A Common Stock for issuance pursuant to restricted stock award agreements entered into during the second quarter of 2013.
The Company is authorized to issue up to one billion shares of Class A Common Stock, up to one billion shares of Class B Common Stock and up to 40 million shares of preferred stock, each par value $0.001 per share, in one or more series. The Company has not issued any shares of preferred stock. The Company’s Class A Common Stock is currently traded on the New York Stock Exchange under the symbol “TRCO.” The Company’s Class B Common Stock and Warrants are currently traded over-the-counter under the symbols “TRBAB” and “TRBNW,” respectively.
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
On the Effective Date, Reorganized Tribune Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain entities related to Angelo, Gordon & Co., L.P. (the “AG Group”), Oaktree Tribune, L.P. (the “Oaktree Group”) and Isolieren Holding Corp., an affiliate of JPMorgan (the “JPM Group,” and each of the JPM Group, AG Group and Oaktree Group, a “Stockholder Group”) and certain other holders of Registrable Securities who become a party thereto. “Registrable Securities” consist of Common Stock, securities convertible into or exchangeable for Common Stock and options, Warrants or other rights to acquire Common Stock. Registrable Securities will cease to be Registrable Securities, among other circumstances, upon their sale under a registration statement or pursuant to Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”). The Registration Rights Agreement gives a Stockholder Group demand registration, shelf registration and piggyback registration rights. At any time, any Stockholder Group holding at least 5% of the outstanding Class A Common Stock (on a fully diluted basis) (a “Demand Holder”) has certain rights to demand the registration of Registrable Securities on an underwritten or non-underwritten basis, provided that certain conditions are met, including that the aggregate proceeds expected to be received is greater than the lesser of (i) $100 million and (ii) 2.5% of the market capitalization of the Company. Each Stockholder Group is permitted a limited number of demand registrations on Form S-1 and an unlimited number of demand registrations on Form S-3. The Company is not required to file a demand registration statement within 90 days after the effective date of a previous registration statement (other than on Form S-8 or S-4). At any time that the Company is eligible for registration on Form S-3, any Demand Holder may demand the Company file a shelf registration statement covering Registrable Securities. The Stockholder Groups are also afforded unlimited registration rights (piggyback rights) on any registration statement (other than registrations on Form S-8 or S-4 or for rights offerings) filed by the Company with respect to securities of the same class or series covered by such registration statement. The Company has certain rights to suspend its obligations with respect to registrations under certain conditions or upon the happening of certain events (such as pending material corporate developments) for specified periods of time as set forth in the Registration Rights Agreement. The Registration Rights Agreement also includes other customary terms and conditions, including customary lock-up or “holdback” provisions binding the stockholders and the Company and indemnity and contribution obligations of the Company and the stockholders participating in a registration. The registration rights are only transferable to, subject to certain conditions, (i) an affiliate of a Stockholder Group or (ii) a transferee of a Stockholder Group if at least 5% of the Class A Common Stock (on a fully diluted basis) is being transferred to such transferee (and such transferee may not subsequently transfer its registration rights to any other person or entity, other than to a Stockholder Group). The Registration Rights Agreement terminates on December 31, 2022.
Secondary Public Offering—Following the exercise of one of the demand registration rights by the stockholders under the Registration Rights Agreement described above, the Company filed a registration statement on Form S-1 and on April 22, 2015 it was declared effective by the SEC for a secondary offering of Class A Common Stock. On April 28, 2015, the selling stockholders completed the sale of 9,240,073 shares of Class A Common Stock at a price of $56.00 per share. The Company did not receive any of the proceeds from the shares of Class A Common Stock sold by the selling stockholders.

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
During 2014, the Company repurchased 1,101,160 shares in open market transactions for $68 million at an average price of $61.58 per share, which includes 125,566 shares, valued at $8 million, for which the Company placed trades prior to December 28, 2014 that were not settled until the first three business days of the first quarter of 2015. During the first quarter of 2015, the Company repurchased 2,806,244 shares in open market transactions for $165 million at an average price of $58.86 per share. During the second quarter of 2015, the Company repurchased 371,738 shares in open market transactions for $20 million at an average price of $53.87 per share, which includes 215,017 shares, valued at $12 million, for which the Company placed trades prior to June 30, 2015 that were not settled until the third quarter of 2015. As of June 30, 2015, the remaining authorized amount under the current authorization totaled approximately $147 million.
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
Quarterly Cash Dividends—On May 20, 2015, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share paid on June 15, 2015 to holders of record of Common Stock as of June 1, 2015. In addition, pursuant to the terms of the Warrant Agreement, the Company made a cash payment of $0.25 per Warrant on June 15, 2015 to holders of record of Warrants at the close of business on June 1, 2015. The total aggregate payment on June 15, 2015 totaled $24 million. The payment of the cash dividend also resulted in the issuance of Dividend Equivalent Units (“DEUs”) to holders of RSUs and PSUs each, as defined and described in Note 12. In addition, on July 30, 2015, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on August 24, 2015 to holders of record of Common Stock and Warrants as of August 10, 2015.
The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are at the discretion of the Board and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility), restrictions imposed by applicable law, general business conditions and other factors that the Board may deem relevant. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of the Company’s Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held. Furthermore, the Compensation Committee of the Board approved forfeitable dividend equivalents for all RSUs and PSUs (as defined in Note 12), which will be reinvested in RSUs and PSUs and settled concurrently with vesting of associated RSUs and PSUs. Pursuant to the Company’s policy, the forfeitable DEUs and dividends payable in cash are treated as a reduction of Retained Earnings.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 12: STOCK-BASED COMPENSATION
On March 1, 2013, as permitted under the Plan, the Compensation Committee of the Board adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) for the purpose of granting stock awards to directors, officers and employees of the Company and its subsidiaries. Stock awarded pursuant to the Equity Incentive Plan is limited to five percent of the outstanding Common Stock on a fully diluted basis. There are 5,263,000 shares of Common Stock authorized for issuance under the Equity Incentive Plan. As of June 30, 2015, the Company had 2,152,148 shares of Common Stock available for grant.
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
Holders of RSUs and PSUs also receive DEUs until the RSUs or PSUs vest. The number of DEUs granted for each RSU or PSU is calculated based on the value of the dividends per share paid on the Company’s Common Stock and the closing price of the Company’s Common Stock on the dividend payment date. The DEUs vest with the underlying RSU or PSU.
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
The following table provides the weighted-average assumptions used to determine the fair value of NSO awards granted during the six months ended June 30, 2015:

Six Months Ended June 30, 2015
Risk-free interest rate	1.71%
Expected dividend yield (1)	0.16%
Expected stock price volatility	44.51%
Expected life (in years)	6.25

(1) Prior to the Board’s approval of quarterly dividends in the second quarter of 2015, the Company utilized a 0% expected dividend yield assumption in its Black-Scholes calculations.
The Company determines the fair value of PSU, RSU and unrestricted and restricted stock awards by reference to the quoted market price of the Common Stock on the date of the grant.
Stock-based compensation expense for the three and six months ended June 30, 2015 totaled $9 million and $17 million, respectively. Stock-based compensation expense for the three and six months ended June 29, 2014, including the expense attributable to Tribune Publishing prior to the Publishing Spin-off, totaled $7 million and $16 million, respectively.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Six Months Ended June 30, 2015
	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	974,518	$70.90
Granted	445,770	58.05
Exercised	(3,370)	49.40
Forfeited	(30,941)	58.73
Cancelled	(539)	53.07
Adjustments due to the Special Cash Dividend	145,219	*
Outstanding, end of period (1)	1,530,657	$60.73
Vested and exercisable, end of period (1)	310,016	$61.90

* Not meaningful
(1) The weighted average exercise price of options outstanding as of June 30, 2015 reflects the adjustment for the Special Cash Dividend.

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

	Six Months Ended June 30, 2015
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	633,182	$68.76
Granted	414,947	58.04
Dividend equivalent units granted	4,124	54.32
Vested	(192,901)	65.80
Forfeited	(54,097)	64.59
Dividend equivalent units forfeited	(34)	54.32
Adjustments due to the Special Cash Dividend	88,836	*
Outstanding and nonvested, end of period (1)(2)	894,057	$59.02

* Not meaningful
(1) Includes 6,810 RSUs which were granted to foreign employees and which the Company expects to settle in cash. These RSUs generally vest over a four year period. The fair value of these RSUs at June 30, 2015 was not material.
(2) The weighted average fair value of outstanding RSUs as of June 30, 2015 reflects the adjustment for the Special Cash Dividend.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of activity and weighted average fair values related to the restricted and unrestricted stock awards is as follows:

	Six Months Ended June 30, 2015
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	16,670	$56.80
Granted	11,811	60.07
Vested	(20,146)	58.72
Forfeited	(1,667)	56.80
Outstanding and nonvested, end of period	6,668	$56.80

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

	Six Months Ended June 30, 2015
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	43,219	$74.35
Granted (1)	65,982	68.10
Granted dividend equivalent units	840	54.32
Adjustment due to the Special Cash Dividend (1)	11,575	*
Outstanding and nonvested, end of period (1)(2)	121,616	$63.74

* Not meaningful
(1) Represents shares of PSUs for which performance targets have been established and which are deemed granted under U.S. GAAP. An additional adjustment of 5,907 PSUs which have not yet been deemed granted under U.S. GAAP is not reflected in the table above.
(2) The weighted average fair value of outstanding PSUs as of June 30, 2015 reflects the adjustment for the Special Cash Dividend.
As of June 30, 2015, the Company had not yet recognized compensation cost on nonvested awards as follows (dollars in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
Nonvested awards	$83,056	2.7

NOTE 13: EARNINGS PER SHARE
The Company computes earnings (loss) per common share (“EPS”) from continuing operations, discontinued operations and net earnings (loss) per common share under the two-class method which requires the allocation of all distributed and undistributed earnings to common stock and other participating securities based on their respective

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

rights to receive distributions of earnings or losses. The Company’s Class A Common Stock and Class B Common Stock equally share in distributed and undistributed earnings. The Company accounts for the Warrants as participating securities, as holders of the Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company’s earnings concurrently with such distributions made to the holders of Common Stock, subject to certain restrictions relating to FCC rules and requirements. Under the terms of the Company’s RSU and PSU agreements, unvested RSUs and PSUs contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of June 30, 2015, there were 4,930 DEUs outstanding, which will vest at the time that the underlying RSU or PSU vests.
The Company computes basic EPS by dividing income (loss) from continuing operations, income from discontinued operations, and net income (loss), respectively, applicable to common shares by the weighted average number of common shares outstanding during the period. In accordance with the two-class method, undistributed earnings applicable to the Warrants have been excluded from the computation of basic EPS. Diluted EPS is computed by dividing income (loss) from continuing operations, income from discontinued operations, and net income (loss), respectively, by the weighted average number of common shares outstanding during the period as adjusted for the assumed exercise of all outstanding stock awards. The calculation of diluted EPS assumes that stock awards outstanding were exercised at the beginning of the period. The Warrants and stock awards are included in the calculation of diluted EPS only when their inclusion in the calculation is dilutive.
ASC Topic 260, “Earnings per Share,” states that the presentation of basic and diluted EPS is required only for common stock and not for participating securities. For the three and six months ended June 30, 2015, 1,024,705 and 1,450,390 of the outstanding weighted-average Warrants, respectively, have been excluded from the below table. For the three and six months ended June 29, 2014, 3,846,003 and 4,178,208 of the outstanding weighted-average Warrants, respectively, have been excluded from the below table.
The calculation of basic and diluted EPS is presented below (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 29, 2014	June 30, 2015	June 29, 2014
EPS numerator:
Income (loss) from continuing operations, as reported	$(3,265)	$67,082	$33,152	$95,549
Less: Dividends distributed to Warrants	172	—	172	—
Less: Undistributed earnings allocated to Warrants	—	2,577	497	3,989
(Loss) income from continuing operations attributable to common shareholders for basic EPS	$(3,437)	$64,505	$32,483	$91,560
Add: Undistributed earnings allocated to dilutive securities (1)	—	6	1	4
(Loss) income from continuing operations attributable to common shareholders for diluted EPS	$(3,437)	$64,511	$32,484	$91,564

Income from discontinued operations, as reported	$—	$15,840	$—	$28,441
Less: Undistributed earnings allocated to Warrants	—	608	—	1,187
Income from discontinued operations attributable to common shareholders for basic and diluted EPS (1)	$—	$15,232	$—	$27,254

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2015	June 29, 2014	June 30, 2015	June 29, 2014
Net income (loss) attributable to common shareholders for basic EPS	$(3,437)	$79,737	$32,483	$118,814

Net income (loss) attributable to common shareholders for diluted EPS	$(3,437)	$79,743	$32,484	$118,818

EPS denominator:
Weighted average shares outstanding - basic	95,337	96,294	95,374	95,909
Impact of dilutive securities (1)	—	190	191	217
Weighted average shares outstanding - diluted	95,337	96,484	95,565	96,126

Basic Earnings (Loss) Per Common Share from:
Continuing Operations	$(0.04)	$0.67	$0.34	$0.96
Discontinued Operations	—	0.16	—	0.28
Net Earnings (Loss) Per Common Share	$(0.04)	$0.83	$0.34	$1.24

Diluted Earnings (Loss) Per Common Share from:
Continuing Operations	$(0.04)	$0.67	$0.34	$0.96
Discontinued Operations	—	0.16	—	0.28
Net Earnings (Loss) Per Common Share	$(0.04)	$0.83	$0.34	$1.24

(1)
The impact of dilutive securities associated with Equity Awards held by Tribune Publishing employees was immaterial. As such, all of the impact of dilutive securities has been allocated to diluted EPS from continuing operations.

Since the Company was in a net loss position for the three months ended June 30, 2015, there was no difference between the number of shares used to calculate basic and diluted loss per share for the three months ended June 30, 2015. Because of their anti-dilutive effect, 1,940,343 and 1,382,273 common share equivalents, comprised of NSOs, PSUs and RSUs, have been excluded from the diluted EPS calculation for the three and six months ended June 30, 2015, respectively. Because of their anti-dilutive effect, 758,685 and 560,758 common share equivalents, comprised of NSOs and RSUs, have been excluded from the diluted EPS calculation for the three and six months ended June 29, 2014, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 14: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) is a separate component of shareholders’ equity in the Company’s unaudited condensed consolidated balance sheets. The following table summarizes the changes in accumulated other comprehensive loss by component for the six months ended June 30, 2015 (in thousands):

	Unrecognized Benefit Plan Gains and Losses	Foreign Currency Translation Adjustments	Unrealized Holding Gain on Marketable Securities	Total
Balance at December 28, 2014	$(49,323)	$(2,665)	$5,447	$(46,541)
Other comprehensive loss	(2,687)	(4,868)	(1,843)	(9,398)
Balance at June 30, 2015	$(52,010)	$(7,533)	$3,604	$(55,939)
NOTE 15: RELATED PARTY TRANSACTIONS
The Company’s company-sponsored pension plan assets include an investment in a loan fund limited partnership managed by Oaktree Capital Management, L.P., which is affiliated with Oaktree Tribune, L.P., a principal shareholder of Tribune Media Company. The fair value of this investment was $31 million at both June 30, 2015 and December 28, 2014. The pension plan assets have included an investment in this fund since 2008.
Oaktree is affiliated with funds that held between 10% and 15% of the outstanding shares of HWW at the time of the Company’s acquisition of HWW (see Note 3) was consummated and accordingly received a proportional share of the purchase price. The entry into the agreement was approved by the Company’s Audit Committee in accordance with the terms of the Company’s related person transactions policy.
The Secured Credit Facility syndicate of lenders includes funds affiliated with Oaktree. These funds held $39 million and $56 million of the Company’s Term B Loans and Former Term Loans at June 30, 2015 and December 28, 2014, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 16: BUSINESS SEGMENTS
The following table summarizes business segment financial data for the three and six months ended June 30, 2015 and June 29, 2014 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2015	June 29, 2014	June 30, 2015	June 29, 2014
Operating revenues:
Television and Entertainment	$445,622	$426,961	$855,922	$827,162
Digital and Data	43,625	33,807	93,827	65,292
Corporate and Other	12,277	14,211	24,512	28,627
Total operating revenues	$501,524	$474,979	$974,261	$921,081
Operating profit (loss):
Television and Entertainment	$47,088	$52,414	$126,436	$117,111
Digital and Data	(4,150)	(8,910)	(416)	(10,996)
Corporate and Other	(23,154)	(11,311)	(45,301)	(23,662)
Total operating profit	$19,784	$32,193	$80,719	$82,453
Depreciation:
Television and Entertainment	$12,023	$13,136	$23,446	$25,512
Digital and Data	2,321	1,909	4,426	3,722
Corporate and Other	3,622	2,495	7,148	5,017
Total depreciation	$17,966	$17,540	$35,020	$34,251
Amortization:
Television and Entertainment	$41,475	$56,172	$82,985	$112,827
Digital and Data	6,962	4,846	13,223	8,865
Total amortization	$48,437	$61,018	$96,208	$121,692
Capital Expenditures:
Television and Entertainment	$5,026	$6,363	$14,276	$9,392
Digital and Data	7,917	3,474	10,522	5,395
Corporate and Other	9,475	10,512	13,919	21,819
Discontinued Operations	—	1,647	—	2,991
Total capital expenditures	$22,418	$21,996	$38,717	$39,597

	June 30, 2015	December 28, 2014
Assets:
Television and Entertainment	$8,036,616	$8,234,456
Digital and Data	708,478	644,985
Corporate and Other	1,501,804	2,511,369
Assets held for sale	518	5,645
Total assets	$10,247,416	$11,396,455

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 17: SUBSEQUENT EVENTS
On August 1, 2015, the Company entered into an agreement with CSC Holdings, LLC whereby, among other things, the Company agreed to sell all of its interest in Newsday Holdings LLC to CSC Holdings, LLC. Upon the consummation of such sale, the $103 million of deferred tax liability (as described in Note 9) will become payable. The Company expects the tax payments will be made prior to the end of 2015. Additionally, the Company will recognize a $3 million non-operating gain in the third quarter of 2015 in connection with the sale.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this management’s discussion and analysis, unless otherwise specified or the context otherwise requires, “Tribune,” “we,” “our,” “us” and the “Company” refer to Tribune Media Company and its consolidated subsidiaries.
As a result of the Publishing Spin-off (as further described below), the historical results of operations for Tribune Publishing are reported in discontinued operations for all periods presented. The following discussion of our results for the three and six months ended June 30, 2015 and June 29, 2014 only relates to our continuing operations, unless otherwise noted.
This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes as well as our audited consolidated financial statements for the fiscal year ended December 28, 2014.
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the three and six months ended June 30, 2015 (the “Quarterly Report”), as well as other public documents and statements of the Company, includes “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified or referenced under Item 1A “Risk Factors” included elsewhere in this Quarterly Report.
The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	changes in advertising demand and audience shares;

•	competition and other economic conditions including incremental fragmentation of the media landscape and competition from other media alternatives;

•	changes in the overall market for broadcast and cable television advertising, including through regulatory and judicial rulings;

•	our ability to protect our intellectual property and other proprietary rights;

•	our ability to adapt to technological changes;

•	availability and cost of quality network, syndicated and sports programming affecting our television ratings;

•	the loss, cost and/or modification of our network affiliation agreements;

•	our ability to renegotiate retransmission consent agreements with multichannel video programming distributors;

•	the incurrence of additional tax-related liabilities related to historical income tax returns;

•	our ability to expand metadata business operations internationally;

•	the incurrence of costs to address contamination issues at physical sites owned, operated or used by our businesses;

•	adverse results from litigation, governmental investigations or tax-related proceedings or audits;

•	our ability to settle unresolved claims filed in connection with the Debtors’ Chapter 11 cases and resolve the appeals seeking to overturn the Confirmation Order;

•	our ability to satisfy pension and other postretirement employee benefit obligations;

•	our ability to attract and retain employees;

•	the effect of labor strikes, lock-outs and labor negotiations;

•	our ability to realize benefits or synergies from acquisitions or divestitures or to operate our businesses effectively following acquisitions or divestitures;

•	the financial performance of our equity method investments;

•	the impairment of our existing goodwill and other intangible assets;

•	compliance with both US and foreign government regulations applicable to our industry;

•	changes in accounting standards;

•	our ability to pay cash dividends on our common stock;

•	impact of increases in interest rates on our variable rate indebtedness or refinancings thereof;

•	our indebtedness and ability to comply with covenants applicable to our debt financing and other contractual commitments;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	the factors discussed under “Risk Factors” of the Company’s filings with the Securities and Exchange Commission (the “SEC”); and
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

•
Digital and Data: Provides innovative technology and services that collect and distribute video, music, sports and entertainment data primarily through wholesale distribution channels to consumers globally.

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

Our Television and Entertainment reportable segment consists of 42 television stations, including 39 owned stations and 3 stations operated under shared services agreements (the “SSAs”) with Dreamcatcher Broadcasting LLC (“Dreamcatcher”); WGN America, a national general entertainment cable network; Tribune Studios, a production company that sources and produces original and exclusive content for WGN America and our local television stations; Antenna TV and THIS TV, national multicast networks; www.Zap2it.com (which, prior to the beginning of fiscal 2015, was included in our Digital and Data reportable segment); and WGN, a radio station in Chicago. The television stations, including the 3 stations owned by Dreamcatcher, are comprised of 14 FOX Broadcasting Company (“FOX”) television affiliates; 13 The CW Network, LLC (“CW”) television affiliates; 6 CBS Corporation (“CBS”) television affiliates; 3 American Broadcasting Company (“ABC”) television affiliates; 2 National Broadcasting Company (“NBC”) television affiliates; and 4 independent television stations. On August 11, 2014, we announced a comprehensive long-term agreement to renew our existing CBS affiliation agreements. Under the terms of the agreement, our WTTV-Indianapolis station became the CBS affiliate in the Indianapolis market beginning on January 1, 2015. At the same time, our CW network affiliation in Indianapolis, which was broadcast on WTTV-Indianapolis through December 31, 2014 was relinquished for compensation effective January 1, 2015.
Our Digital and Data reportable segment consists of several digital entertainment businesses, including Gracenote Video, Gracenote Music and Gracenote Sports. Our acquisitions of What’s ON India Media Private Limited (“What’s ON”) in July 2014, Baseline LLC (“Baseline”) in August 2014, HWW Pty Ltd (“HWW”) in October 2014 and Enswers, Inc. (“Enswers”) in May 2015 expanded our existing Gracenote Video business. Our May 2015 acquisitions of Infostrada Statistics B.V. (“Infostrada Sports”), SportsDirect Inc. (“SportsDirect”) and Covers Media Group (“Covers”) allowed us to launch Gracenote Sports. See “—Significant Events—Acquisitions” below for additional information.
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

SIGNIFICANT EVENTS
Publishing Spin-Off
On August 4, 2014, we completed the Publishing Spin-off by distributing 98.5% of the outstanding shares of Tribune Publishing’s common stock to holders of our Common Stock and Warrants (as described in Note 2 to our audited consolidated financial statements for the fiscal year ended December 28, 2014). In the distribution, each holder of our Class A Common Stock, Class B Common Stock and Warrants (each as defined and described in Note 11 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015) received 0.25 of a share of Tribune Publishing common stock for each share of our Common Stock or Warrant held as of the record date of July 28, 2014. Based on the number of shares of our Common Stock and Warrants outstanding as of 5:00 p.m. Eastern Time on July 28, 2014 and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to our stockholders and holders of Warrants and we retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of outstanding common stock of Tribune Publishing. Subsequent to the distribution, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange under the symbol “TPUB.” In connection with the Publishing Spin-off, we received a $275 million cash dividend from Tribune Publishing from a portion of the proceeds of a senior secured credit facility entered into by Tribune Publishing. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under our Term Loan Facility (see Note 6 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 for further information).

We received a private letter ruling from the Internal Revenue Service (“IRS”) which provides that the Publishing Spin-off distribution and certain related transactions qualified as tax-free to us, Tribune Publishing and our stockholders and warrant holders for U.S. federal income tax purposes. Although a private letter ruling from the IRS generally is binding on the IRS, the private letter ruling does not rule that the distribution satisfies every requirement for a tax-free distribution. The parties relied on the opinion of our special tax counsel that such additional requirements were satisfied.
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
Under the TSA, we had no gross billings to Tribune Publishing for the three months ended June 30, 2015 and gross billings of $1 million for the six months ended June 30, 2015, primarily related to a pass-through of costs associated with providing the continuation of certain benefits to Tribune Publishing employees following the Publishing Spin-off. We also recognized $0.2 million and $1 million of fees primarily related to technology and shared services provided by Tribune Publishing which are included in selling, general and administrative expenses in our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2015, respectively.
Discontinued Operations
Results of operations for publishing businesses included in the Publishing Spin-off are presented in discontinued operations in our unaudited condensed consolidated statements of operations and comprehensive income for all periods presented.
Summarized results of our discontinued operations and the impact of associated Publishing Spin-off adjustments are as follows (in thousands):

	Three Months Ended June 29, 2014	Six Months Ended June 29, 2014
Operating revenues	$419,501	$825,611
Operating profit	29,128	53,215
Loss on equity investments, net	(294)	(629)
Interest expense (1)	(2,827)	(5,610)
Gain on investment transaction (2)	1,484	1,484
Reorganization items, net	1	(8)
Income before income taxes	27,492	48,452
Income tax expense (3)	11,652	20,011
Income from discontinued operations, net of taxes	$15,840	$28,441

(1)
In connection with the Publishing Spin-off, on August 4, 2014 we received a $275 million cash dividend from Tribune Publishing utilizing borrowings of $350 million under a senior term loan facility entered into by Tribune Publishing prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under our Term Loan Facility (as defined and described below). Interest expense associated with our outstanding debt was allocated to discontinued operations based on the ratio of the $275 million cash dividend received from Tribune Publishing to the total outstanding indebtedness under the outstanding credit facilities in effect in each respective period prior to the Publishing Spin-off and totaled $3 million and $6 million for three and six months ended June 29, 2014, respectively.

(2)
Gain on investment transaction consists of the $1 million gain related to the remeasurement of Tribune Publishing’s investment in McClatchy/Tribune Information Services (“MCT”) as a result of the acquisition of the remaining 50% interest in MCT during the second quarter of 2014.

(3)
The effective tax rate on pretax income from discontinued operations was 42.4% and 41.3% for the three and six months ended June 29, 2014, respectively. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit) and the impact of certain nondeductible transaction costs.

The results of discontinued operations for the three and six months ended June 29, 2014 also include certain costs, including legal and professional fees, incurred by the Company to complete the Publishing Spin-off which totaled $2 million and $6 million, respectively.
In conjunction with our emergence from bankruptcy, we consummated an internal restructuring pursuant to the terms of the Plan (as defined and described below). These restructuring transactions included, among other things, establishing a number of real estate holding companies. On December 21, 2012, the majority of the land and buildings owned by Tribune Publishing were transferred to these newly established real estate holding companies. In 2013, Tribune Publishing entered into lease agreements with the real estate holding companies to lease back certain land and buildings that were transferred. The initial term of these lease agreements was either five or ten years, with two optional renewal terms. Prior to the Publishing Spin-off, the revenues and expenses related to these lease agreements were treated as intercompany transactions and were not separately reflected in our consolidated financial statements. The real estate holding companies were not included in the Publishing Spin-off. Subsequent to the Publishing Spin-off, we reclassified the historical intercompany rental revenues related to these leases totaling $10 million and $21 million for the three and six months ended June 29, 2014, respectively, into other revenues as an increase to income from continuing operations in our unaudited condensed consolidated statements of operations due to the continuing lease arrangements between us and Tribune Publishing following the Publishing Spin-off. Similarly, the historical intercompany rental costs incurred by Tribune Publishing for the three and six months ended June 29, 2014 under these leases have been reclassified as a reduction of income from discontinued operations, net in our unaudited condensed consolidated statements of operations. There was no impact to our consolidated net income for any periods prior to the Publishing Spin-off as a result of these reclassifications. Subsequent to the Publishing Spin-off, all rental revenues earned by us under these leases with Tribune Publishing are reflected as other revenues in our consolidated statements of operations.
Chapter 11 Reorganization
On December 8, 2008 (the “Petition Date”), Tribune Company and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors “) filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). As further described in Note 3 to our audited consolidated financial statements for the fiscal year ended December 28, 2014, a plan of reorganization (the “Plan”) for the Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). On March 16, 2015 and July 24, 2015, the Bankruptcy Court entered final decrees closing 96 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re: Tribune Media Company, et al., Case No. 08-13141.
From the Petition Date and until the Effective Date, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable orders of the Bankruptcy Court.
On the Effective Date, all of the conditions precedent to the effectiveness of the Plan were satisfied or waived, the Debtors emerged from Chapter 11, and the settlements, agreements and transactions contemplated by the Plan to be effected on the Effective Date were implemented, including, among other things, the appointment of a new board of directors and the initiation of distributions to creditors. As a result, our ownership changed from the employee stock ownership plan (“ESOP”) to certain of our creditors on the Effective Date (as defined and described in Note 3 to our audited consolidated financial statements for the fiscal year ended December 28, 2014). On January 17, 2013, our board of directors (the “Board”) appointed a chairman of the Board and a new chief executive officer. Such appointments were effective immediately.

Since the Effective Date, we have substantially consummated the various transactions contemplated under the Plan. In particular, we have made all distributions of cash, Common Stock and Warrants (each as defined and described in Note 11 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015) that were required to be made under the terms of the Plan to creditors holding allowed claims as of December 31, 2012. Claims of general unsecured creditors that become allowed claims on or after the Effective Date have been or will be paid on the next quarterly distribution date after such allowance. At June 30, 2015, restricted cash held by us to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, we will be required to satisfy the allowed claims from our cash on hand from operations. See Note 8 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 and Note 3 to our audited consolidated financial statements for the fiscal year ended December 28, 2014 for further information regarding the Chapter 11 proceedings.
Secured Credit Facility
On December 27, 2013, in connection with our acquisition of Local TV, we as borrower, along with certain of our operating subsidiaries as guarantors, entered into a $4.073 billion secured credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A. (“JPMorgan”) (the “Secured Credit Facility”). The Secured Credit Facility consisted of a $3.773 billion term loan facility (the “Term Loan Facility”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). On June 24, 2015, we, the Guarantors (as defined below) and JPMorgan, as administrative agent, entered into an amendment (the “Amendment”) to the Secured Credit Facility. Prior to the Amendment and the Prepayment (as defined below), $3.479 billion of term loans (the “Former Term Loans”) were outstanding under the Secured Credit Facility. Pursuant to the Amendment, certain lenders under the Secured Credit Facility converted their Former Term Loans into the new tranche of term loans (the “Converted Term B Loans”), along with term loans advanced by certain new lenders, of $1.802 billion (the “New Term B Loans” and, together with the Converted Term B Loans, the “Term B Loans”). The proceeds of Term B Loans advanced by the new lenders were used to prepay in full all of the Former Term Loans that were not converted into Term B Loans. In addition, we used the net proceeds from the sale of the Notes (as defined below), together with cash on hand, to prepay (“the Prepayment”) $1.100 billion of Term B Loans. After giving effect to the Amendment and all prepayments contemplated thereby (including the Prepayment), there were $2.379 billion of Term B Loans outstanding under the Secured Credit Facility. We recorded a loss of $37 million on the extinguishment of the Former Term Loans in our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2015 as a portion of the facility was considered extinguished for accounting purposes.
Our obligations under the Secured Credit Facility are guaranteed by all of our domestic subsidiaries, other than certain excluded subsidiaries (the “Guarantors”). The Secured Credit Facility is secured by a first priority lien on substantially all of the personal property and assets of the Company and the Guarantors, subject to certain exceptions. The Secured Credit Facility contains customary limitations, including, among other things, on the ability of the Company and its subsidiaries to incur indebtedness and liens, sell assets, make investments and pay dividends to its shareholders.
The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. The Revolving Credit Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy of representations and warranties. Under the terms of the Secured Credit Facility, the amount of the Term Loan Facility and/or the Revolving Credit Facility may be increased and/or one or more additional term or revolving facilities may be added to the Secured Credit Facility by entering into one or more incremental facilities, subject to a cap equal to the greater of (x) $1 billion and (y) the maximum amount that would not cause our net first lien senior secured leverage ratio (treating debt incurred in reliance of this basket as secured on a first lien basis whether or not so secured), as determined pursuant to the terms of the Secured Credit Facility, to exceed 4.50:1.00.

See Note 6 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 for further information and significant terms and conditions associated with the Secured Credit Facility, including but not limited to interest rates, repayment terms, fees, restrictions, and affirmative and negative covenants.
5.875% Senior Notes due 2022
On June 24, 2015, we issued $1.1 billion aggregate principal amount of the 5.875% Senior Notes due 2022 (the “Notes”) under an Indenture, dated as of June 24, 2015 (the “Base Indenture”), among us, certain of our subsidiaries, as guarantors (the “Subsidiary Guarantors”), and The Bank of New York Mellon Trust Company, N.A. (in such capacity, the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of June 24, 2014, among us, the Subsidiary Guarantors and the Trustee (the “First Supplemental Indenture” and, together with the Base Indenture, the “Indenture”). We used the net proceeds from the sale of the Notes, together with cash on hand, to prepay $1.100 billion of Term B Loans under the Secured Credit Facility. The Notes bear interest at a rate of 5.875% per annum and interest is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2016. The Notes mature on July 15, 2022. The Notes are unsecured senior indebtedness and are effectively subordinated to our and the Subsidiary Guarantors’ existing and future secured indebtedness, including indebtedness under the Secured Credit Facility, to the extent of the value of the assets securing such indebtedness. The Indenture provides that the guarantee of each Subsidiary Guarantor is an unsecured senior obligation of that Subsidiary Guarantor. The Notes are, subject to certain exceptions, guaranteed by each of our domestic subsidiaries that guarantee our obligations under the Secured Credit Facility.
See Note 6 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 for further information and significant terms and conditions associated with the Notes, including but not limited to repayment terms, fees, restrictions, and affirmative and negative covenants.

Newsday and Chicago Cubs Transactions
As further described in Note 8 to our audited consolidated financial statements for the fiscal year ended December 28, 2014, we consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC Holdings, LLC (“CSC”), formerly CSC Holdings, Inc., through NMG Holdings, Inc., owns approximately 97% and we own approximately 3% of Newsday Holdings LLC (“NHLLC”). The fair market value of the contributed NMG net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the Internal Revenue Code (“IRC”) and related regulations. In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain should have been included in our 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax through June 30, 2015 would be approximately $34 million. We disagree with the IRS’s position and have timely filed our protest in response to the IRS’s proposed tax adjustments. We are contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, we would also be subject to approximately $31 million, net of tax benefits, of state income taxes and related interest through June 30, 2015. We do not maintain any tax reserves relating to the Newsday Transactions. In accordance with ASC Topic 740, “Income Taxes,” our unaudited condensed consolidated balance sheets at June 30, 2015 include a deferred tax liability of $103 million related to the future recognition of taxable income related to the Newsday Transactions. On August 1, 2015, we entered into an agreement with CSC whereby, among other things, we agreed to sell all of our interest in NHLLC to CSC. Upon the consummation of such sale, the $103 million of deferred tax liability (as described in Note 9 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015) will become payable. We expect the tax payments will be made prior to the end of 2015.
As further described in Note 8 to our audited consolidated financial statements for the fiscal year ended December 28, 2014, we consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and we own 5% of the membership interests in

New Cubs, LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. The IRS is currently auditing our 2009 federal income tax return which includes the Chicago Cubs Transactions. We expect the IRS audit to be concluded during 2015. If the gain on the Chicago Cubs Transactions is deemed by the IRS to be taxable in 2009, the federal and state income taxes would be approximately $225 million before interest and penalties. We do not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, our unaudited condensed consolidated balance sheets at June 30, 2015 include a deferred tax liability of $168 million related to the future recognition of taxable income related to the Chicago Cubs Transactions.
Acquisitions
2015 Acquisitions
In May 2015, we completed the acquisitions of all issued and outstanding equity interests in Infostrada Sports, SportsDirect and Covers. In conjunction with these acquisitions, we launched Gracenote Sports, which is a part of the Digital and Data segment’s product offerings. Infostrada Sports and SportsDirect provide us with in-depth sports data, including schedules, scores, play-by-play statistics, as well as team and player information for the major professional leagues around the world including the National Football League, Major League Baseball, National Basketball Association, National Hockey League, European Football League, and the Olympics. Covers is the operator of Covers.com, a North American online sports gaming destination for scores, odds and matchups, unique editorial analysis, and industry news coverage. In May 2015, we also completed an acquisition of all issued and outstanding equity interests in Enswers, a leading provider of automatic content recognition technology and systems based in South Korea, which expanded our Digital and Data segment’s product offerings. The total acquisition price for Infostrada Sports, SportsDirect, Covers and Enswers totaled $70 million, net of cash acquired, subject to working capital and other customary adjustments.
See Note 3 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 for further description of these acquisitions.
2014 Acquisitions
HWW
On October 1, 2014, we completed an acquisition of all the issued and outstanding equity interests of HWW for $18 million, net of cash acquired, from ninemsn Pty Limited. HWW is a leading Australian provider of TV and movie data and expands our Digital and Data segment’s reach into the Australian TV and digital entertainment markets as well as its global dataset to include Australian TV and movie data. HWW syndicates TV and movie data to leading Australian broadcasters, pay-TV operators and on-demand services for program guides on a wide range of devices, including IPTV, cable & satellite set-top boxes, smart TVs and mobile apps. HWW has data describing millions of TV programs and movies across more than 500 national and local TV channels in Australia and its DataGenius software platform is used to support entertainment data services across Australasia, Africa and the Middle East. See Note 3 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 for further description of this acquisition.
Baseline
On August 29, 2014, we completed an acquisition of all of the outstanding and issued limited liability company interests of Baseline for $49 million, net of cash acquired. Baseline is a provider of film and television information and related services with movie and TV databases featuring information for more than 300,000 movie and TV projects, information on nearly 1.5 million TV and film professionals, and foreign and domestic box office data. Baseline expands the reach of our Digital and Data segment into the studio and TV network communities with data and services geared towards entertainment industry professionals. See Note 3 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 for further description of this acquisition.
What’s ON

On July 4, 2014, we completed an acquisition of all of the outstanding and issued equity interests of What’s ON for a purchase price of $27 million, net of cash acquired, consisting of $21 million net initial cash consideration and $6 million recorded as the net present value of additional deferred payments. The acquisition of What’s ON may also include additional payments in 2015 and 2016 to selling management shareholders totaling up to $8 million which will be accounted for as compensation expense as the payments are earned, in accordance with ASC Topic 805, “Business Combinations.” In the second quarter of 2015, we made a payment of $4 million to selling management shareholders pursuant to the above arrangements. What’s ON expands the reach of our Digital and Data segment in the television search and Electronic Program Guide (“EPG”) markets as What’s ON is a leading television search and EPG data provider for India and the Middle East. See Note 3 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 for further description of this acquisition.
Landmark
On May 1, 2014, we completed an acquisition of the issued and outstanding limited liability company interests of Capital-Gazette Communications, LLC and Landmark Community Newspapers of Maryland, LLC from Landmark Media Enterprises, LLC (the “Landmark Acquisition”) for $29 million in cash, net of certain working capital and other closing adjustments. Results of operations attributable to Landmark from the date of acquisition are reflected within discontinued operations for the periods prior to the Publishing Spin-off. See Note 3 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 for further description of this acquisition.
Gracenote
On January 31, 2014, we completed the acquisition of all of the outstanding and issued equity interests of Gracenote, Inc. (“Gracenote”) for $158 million, net of cash acquired. Gracenote, a global leader in digital entertainment data, maintains and licenses data, products and services to businesses that enable their end users to discover analog and digital media on virtually any device. The Gracenote acquisition expands our reach into new growth areas, including streaming music services, mobile devices and automotive infotainment. Gracenote is a leading provider of music and voice recognition technology and is supported by the industry’s largest source of music and video metadata. See Note 3 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 for further description of this acquisition.
Sale of Equity Interest in Classified Ventures

On October 1, 2014, we sold our 27.8% equity interest in Classified Ventures, LLC (“CV”) to Gannett Co., Inc. (“Gannett”). As part of the transaction, Gannett acquired the equity interests of the remaining partners and thereby acquired full ownership of CV. CV was valued at $2.5 billion for purposes of the transaction, and estimated gross proceeds of $1.8 billion were paid to the selling partners at closing. Our portion of the proceeds from the transaction was $686 million before taxes ($426 million after taxes), of which $28 million will be held in escrow until October 1, 2015. Our pretax gain on the sale of CV recognized in the fourth quarter of 2014 was $372 million. Prior to closing, CV made a final distribution of all cash on hand from operations to the current owners. Our portion of this final distribution was $6 million, which is in addition to the proceeds from the sale transaction. On April 2, 2015, we received an additional cash distribution of $8 million pursuant to CV’s collection of a contingent receivable, which was reflected as a non-operating gain in our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2015.

RESULTS OF OPERATIONS
Beginning in fiscal 2015, the Television and Entertainment reportable segment includes the Company’s Zap2it.com entertainment website business, which was previously included in the Digital and Data reportable segment. Certain previously reported amounts have been reclassified to conform to the current presentation; the impact of this reclassification was immaterial.
On April 16, 2015, our Board of Directors (the “Board”) approved the change of our fiscal year end from the last Sunday in December of each year to December 31 of each year and to change our fiscal quarter end to the last calendar day of each quarter. This change in fiscal year end was effective with the second fiscal quarter, which ended on June 30, 2015. As a result of this change, the fiscal quarter ended June 30, 2015 includes two additional days compared to the fiscal quarter ended June 29, 2014.
The following discussion and analysis presents a review of our continuing operations as of and for the three and six months ended June 30, 2015 and June 29, 2014.
CONSOLIDATED
Consolidated operating results for the three and six months ended June 30, 2015 and June 29, 2014 are shown in the table below:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2015	June 29, 2014	Change	June 30, 2015	June 29, 2014	Change
Operating revenues	$501,524	$474,979	+6%	$974,261	$921,081	+6%

Operating profit	$19,784	$32,193	-39%	$80,719	$82,453	-2%

Income on equity investments, net	$45,913	$118,953	-61%	$82,847	$157,216	-47%

(Loss) income from continuing operations(1)	$(3,265)	$67,082	*	$33,152	$95,549	-65%

Income from discontinued operations, net of taxes	$—	$15,840	*	$—	$28,441	*

Net (loss) income(1)	$(3,265)	$82,922	*	$33,152	$123,990	-73%

*	Represents positive or negative change equal to, or in excess of 100%
(1) Results for the three and six months ended June 30, 2015 include a $37 million pre-tax loss on extinguishment of debt, as further described in Note 6 to our unaudited condensed consolidated financial statements.

Operating Revenues and Operating Profit (Loss)—Consolidated operating revenues and operating profit (loss) by business segment for the three and six months ended June 30, 2015 and June 29, 2014 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2015	June 29, 2014	Change	June 30, 2015	June 29, 2014	Change
Operating revenues
Television and Entertainment	$445,622	$426,961	+4%	$855,922	$827,162	+3%
Digital and Data	43,625	33,807	+29%	93,827	65,292	+44%
Corporate and Other	12,277	14,211	-14%	24,512	28,627	-14%
Total operating revenues	$501,524	$474,979	+6%	$974,261	$921,081	+6%
Operating profit (loss)
Television and Entertainment	$47,088	$52,414	-10%	$126,436	$117,111	+8%
Digital and Data	(4,150)	(8,910)	-53%	(416)	(10,996)	-96%
Corporate and Other	(23,154)	(11,311)	*	(45,301)	(23,662)	+91%
Total operating profit	$19,784	$32,193	-39%	$80,719	$82,453	-2%

*	Represents positive or negative change equal to, or in excess of 100%
Three Months Ended June 30, 2015 compared to the Three Months Ended June 29, 2014
Consolidated operating revenues increased 6%, or $27 million, in the three months ended June 30, 2015 due primarily to an increase of $19 million in Television and Entertainment revenues, driven by higher retransmission consent and carriage fees, and an increase of $10 million in Digital and Data revenues, primarily as a result of What’s ON, Baseline and HWW, which were acquired in the second half of 2014 and Infostrada Sports, SportsDirect, Covers and Enswers, which were acquired in the second quarter of 2015. Consolidated operating profit decreased 39%, or $12 million, in the three months ended June 30, 2015, primarily due to higher Corporate and Other operating losses and lower Television and Entertainment operating profit, partially offset by a lower operating loss at Digital and Data.
Six Months Ended June 30, 2015 compared to the Six Months Ended June 29, 2014
Consolidated operating revenues increased 6%, or $53 million, in the six months ended June 30, 2015 primarily due to an increase of $29 million in Television and Entertainment revenues, driven by higher retransmission consent fees, and an increase of $29 million in Digital and Data revenues, primarily as a result of the additional month in 2015 of Gracenote, which was acquired on January 31, 2014, the acquisitions of What’s ON, Baseline and HWW, which were acquired in the second half of 2014 and Infostrada Sports, SportsDirect, Covers and Enswers, which were acquired in the second quarter of 2015. Consolidated operating profit decreased 2%, or $2 million, in the six months ended June 30, 2015, as an increase in Television and Entertainment operating profit and a decrease in the Digital and Data operating loss was more than offset by higher Corporate and Other operating losses primarily due to expenses related to implementations of new technology applications and the establishment of new shared services operations following the separation from Tribune Publishing systems in connection with the Publishing Spin-off.

Operating Expenses—Consolidated operating expenses for the three and six months ended June 30, 2015 and June 29, 2014 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2015	June 29, 2014	Change	June 30, 2015	June 29, 2014	Change
Programming	$137,682	$94,992	+45%	$231,198	$175,623	+32%
Direct operating expenses	112,533	103,431	+9%	215,521	203,704	+6%
Selling, general and administrative	165,122	165,805	—%	315,595	303,358	+4%
Depreciation	17,966	17,540	+2%	35,020	34,251	+2%
Amortization	48,437	61,018	-21%	96,208	121,692	-21%
Total operating expenses	$481,740	$442,786	+9%	$893,542	$838,628	+7%

Three Months Ended June 30, 2015 compared to the Three Months Ended June 29, 2014
Programming expenses, which represented 27% of revenues for the three months ended June 30, 2015 compared to 20% for the three months ended June 29, 2014, increased 45%, or $43 million, due primarily to higher amortization of license fees for first-run original programs, higher production costs at Tribune Studios and higher network affiliation fees. The amortization of license fees for the first-run original programs Salem and Manhattan at WGN America increased by $24 million. In addition, production costs at Tribune Studios increased by $11 million for our co-owned series Underground, Outsiders and Manhattan (second season). These shows are expected to premiere and generate secondary market revenues in future periods. The remaining $8 million increase in programming expenses was primarily driven by higher fees for renewed network affiliation agreements at the local television stations. See the Television and Entertainment discussion below for further details.
Other direct operating expenses, which represented 22% of revenues for both the three months ended June 30, 2015 and June 29, 2014, increased 9%, or $9 million, due primarily to higher compensation expense and outside services expenses. Compensation expense increased 8%, or $7 million, primarily at Television and Entertainment driven by increased staff levels and expanded news programming across several stations. All other direct operating expenses increased 11%, or $2 million, primarily due to additional expenses from What’s ON, Baseline, HWW, Infostrada Sports, SportsDirect, Covers and Enswers.
Selling, general, and administrative (“SG&A”) expenses, which represented 33% of revenues for the three months ended June 30, 2015 compared to 35% for the three months ended June 29, 2014, were down less than 1%, or less than $1 million, due mainly to higher compensation expense, partially offset by lower outside services, promotion and other expenses. Compensation increased 17%, or $12 million, primarily due to higher direct pay and benefits of $7 million at Television and Entertainment driven by increased staff levels and merit increases, higher direct pay and benefits of $2 million at Corporate and Other driven by increased staffing levels for technology and shared services associated with the separation from Tribune Publishing systems and higher stock-based compensation expense across all segments of $3 million. Outside services expense decreased 27%, or $9 million, due mainly to the absence of a $16 million charge in 2014 for the early termination of an outside sales force contract in the Television and Entertainment segment, partially offset by an increase in consulting and software maintenance fees of $3 million, primarily related to a technology application implementation, higher transaction-related fees of $2 million related to the S-1 registration statement filing and an increase of $1 million associated with the costs of operating the websites of our stations at Television and Entertainment. Promotion expense decreased 7%, or $2 million, due primarily to lower advertising expenses related to programming that airs on WGN America.
Depreciation expense increased 2%, or less than $1 million, in the three months ended June 30, 2015.
Amortization expense decreased 21%, or $13 million, in the three months ended June 30, 2015, of which $14 million related to the absence of amortization expense for certain intangible assets recorded in connection with the acquisition of the Local TV/Dreamcatcher stations, which were fully amortized as of December 28, 2014.

Six Months Ended June 30, 2015 compared to the Six Months Ended June 29, 2014
Programming expenses, which represented 24% of revenues for the six months ended June 30, 2015 compared to 19% for the six months ended June 29, 2014, increased 32%, or $56 million, due primarily to higher amortization of license fees for first-run original programs, higher production costs at Tribune Studios and higher network affiliation fees. The amortization of license fees for the first-run original programs Salem and Manhattan at WGN America increased by $29 million, of which $8 million was related to continued amortization associated with airings of the first seasons of these two shows, and $21 million was related to the second season of Salem. In addition, production costs at Tribune Studios increased by $11 million for our co-owned series Underground, Outsiders and Manhattan (second season). These shows are expected to premiere and generate secondary market revenues in future periods. The remaining $16 million increase in programming expenses was primarily driven by higher fees for renewed network affiliation agreements at the local television stations.
Direct operating expenses, which represented 22% of revenues for both the six months ended June 30, 2015 and June 29, 2014, increased 6%, or $12 million, due primarily to higher compensation expense. Compensation expense increased 7%, or $11 million, primarily at Television and Entertainment driven by increased staff levels and expanded news programming across several stations and a $2 million increase at Digital and Data primarily due to the additional expenses related to the acquisitions of What’s ON, Baseline, HWW, Infostrada Sports, SportsDirect, Covers and Enswers.
SG&A expenses, which represented 32% of revenues for the six months ended June 30, 2015 compared to 33% for the six months ended June 29, 2014, increased 4%, or $12 million, due mainly to higher compensation, partially offset by lower outside services expenses. Compensation expense increased 14%, or $20 million, of which $7 million was at Television and Entertainment driven by increased staff levels and merit increases, and $5 million at Digital and Data due to the added expense attributed to the acquisitions in 2014 of Gracenote, What’s ON, Baseline and HWW and the 2015 acquisitions of Infostrada Sports, SportsDirect, Covers and Enswers, and $5 million at Corporate and Other driven by increased staffing levels for technology and shared services associated with the separation from Tribune Publishing systems and higher stock-based compensation expense across all segments of $2 million. Outside services decreased 13%, or $7 million, due mainly to the absence of a $16 million charge in 2014 for the early termination of an outside sales force contract in the Television and Entertainment segment, partially offset by an increase in consulting, temporary help and software maintenance fees of $6 million, primarily related to a technology application implementation, a $1 million increase associated with the establishment of new shared services operations following the separation from Tribune Publishing systems in connection with the Publishing Spin-off as well as increased expenses at Digital and Data due to the additional expenses related to the acquisitions of What’s ON, Baseline, HWW, Infostrada Sports, SportsDirect, Covers and Enswers.
Depreciation expense increased 2%, or less than $1 million, in the six months ended June 30, 2015.
Amortization expense decreased 21%, or $25 million, in the six months ended June 30, 2015, of which $29 million related to the absence of amortization expense for certain intangible assets recorded in connection with the acquisition of the Local TV/Dreamcatcher stations, which were fully amortized as of December 28, 2014 partially offset by higher amortization expense of $4 million as a result of the 2014 and 2015 acquisitions at Digital and Data.
Income From Discontinued Operations, Net of Taxes—Income from discontinued operations, net of taxes totaled $16 million and $28 million for the three and six months ended June 29, 2014, respectively. Interest expense allocated to Tribune Publishing totaled $3 million and $6 million for the three and six months ended June 29, 2014, respectively. We also incurred certain costs, including legal and professional fees, to complete the Publishing Spin-off, which totaled $2 million and $6 million for three and six months ended June 29, 2014, respectively, and are included in income from discontinued operations, net of taxes. See “—Significant Events—Spin-off Transaction” above for further information.

TELEVISION AND ENTERTAINMENT
Operating Revenues and Operating Profit—The table below presents Television and Entertainment operating revenues, operating expenses and operating profit for the three and six months ended June 30, 2015 and June 29, 2014.

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2015	June 29, 2014	Change	June 30, 2015	June 29, 2014	Change
Operating revenues	$445,622	$426,961	+4%	$855,922	$827,162	+3%
Operating expenses	398,534	374,547	+6%	729,486	710,051	+3%
Operating profit	$47,088	$52,414	-10%	$126,436	$117,111	+8%

Three Months Ended June 30, 2015 compared to the Three Months Ended June 29, 2014
Television and Entertainment operating revenues increased 4%, or $19 million, in the three months ended June 30, 2015 largely due to an increase in retransmission consent and carriage fees, as further described below.
Television and Entertainment operating profit decreased 10%, or $5 million, in the three months ended June 30, 2015. The decline was mainly due to an increase in programming expenses of $43 million primarily due to original programming content and increased network affiliate fees and higher compensation expense of $14 million, partially offset by the increase in operating revenues of $19 million, the absence of a $16 million charge in the second quarter of 2014 for the early termination of an outside sales contract, and a decrease in amortization expense of $15 million.
Six Months Ended June 30, 2015 compared to the Six Months Ended June 29, 2014
Television and Entertainment operating revenues increased 3%, or $29 million, in the six months ended June 30, 2015 largely due to an increase in retransmission consent and carriage fees, partially offset by lower copyright royalties as further described below.
Television and Entertainment operating profit increased 8%, or $9 million, in the six months ended June 30, 2015 due mainly to a decrease in amortization expense of $30 million, the increase in operating revenues of $29 million, the absence of a $16 million charge in the second quarter of 2014 for the early termination of an outside sales contract and a favorable $6 million payment received related to music license fees in the first quarter of 2015. These items were partially offset by an increase in programming expenses of $56 million primarily due to original programming content and increased network fees and higher compensation expense of $17 million.
Operating Revenues—Television and Entertainment operating revenues, by classification, for the three and six months ended June 30, 2015 and June 29, 2014 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2015	June 29, 2014	Change	June 30, 2015	June 29, 2014	Change
Advertising	$334,557	$329,928	+1%	$634,259	$635,691	—%
Retransmission consent fees	70,078	57,122	+23%	138,891	112,687	+23%
Carriage fees	21,618	14,591	+48%	43,120	28,719	+50%
Barter/trade	9,561	10,472	-9%	18,787	20,783	-10%
Copyright royalties	3,832	7,454	-49%	8,097	13,986	-42%
Other	5,976	7,394	-19%	12,768	15,296	-17%
Total operating revenues	$445,622	$426,961	+4%	$855,922	$827,162	+3%

Three Months Ended June 30, 2015 compared to the Three Months Ended June 29, 2014

Advertising Revenues—Advertising revenues, net of agency commissions, were up 1%, or $5 million, in the three months ended June 30, 2015 primarily due to increased advertising revenue at WPIX-New York, as a result of stronger broadcast advertising driven by additional sports programming. Net political advertising revenues, which are a component of total advertising revenues, decreased $6 million to $4 million for the three months ended June 30, 2015 compared to $10 million for the three months ended June 29, 2014, due to 2015 being an off-cycle political year.
Retransmission Consent Fees—Retransmission consent fees increased 23%, or $13 million, in the three months ended June 30, 2015 primarily due to higher rates included in retransmission consent agreement renewals that became effective in late 2014.
Carriage Fees—Carriage fees were up 48%, or $7 million, in the three months ended June 30, 2015 mainly due to higher rates for the distribution of WGN America.
Barter/Trade Revenues—Barter/trade revenues declined 9%, or $1 million, in the three months ended June 30, 2015 due primarily to the expiration of and reduced rates for several syndicated programs, the cancellation of The Test and the absence of revenue from The Arsenio Hall Show, which was not renewed for a second season.
Copyright Royalties—Copyright royalties decreased 49%, or $4 million, in the three months ended June 30, 2015. The decrease was attributable to the conversion of WGN America from a superstation to a cable network in over half of the households where the station is available.
Other Revenues—Other revenues are primarily derived from profit sharing and revenue on syndicated content. Other revenues decreased 19%, or $1 million, in the three months ended June 30, 2015 due primarily to the absence of syndication revenue from The Arsenio Hall Show, which was not renewed for a second season.
Six Months Ended June 30, 2015 compared to the Six Months Ended June 29, 2014
Advertising Revenues—Advertising revenues, net of agency commissions, fell $1 million, in the six months ended June 30, 2015 primarily due to a decline of approximately $10 million in revenues associated with airing the Super Bowl on two NBC-affiliated stations in 2015 as compared to 14 FOX-affiliated stations in 2014 and the absence of $2 million in revenues related to the 2014 Winter Olympics, nearly offset by increased advertising revenues at WPIX-New York as a result of higher ratings in certain time periods and additional sports programming and WTTV-Indianapolis as a result of becoming a CBS affiliate on January 1, 2015. Net political advertising revenues, which are a component of total advertising revenues, decreased $7 million to $6 million for the six months ended June 30, 2015 compared to $13 million for the six months ended June 29, 2014, due to 2015 being an off-cycle political year.
Retransmission Consent Fees—Retransmission consent fees increased 23%, or $26 million, in the six months ended June 30, 2015 primarily due to higher rates included in retransmission consent agreement renewals that became effective in late 2014.
Carriage Fees—Carriage fees were up 50%, or $14 million, in the six months ended June 30, 2015 due mainly to higher rates for the distribution of WGN America.
Barter/Trade Revenues—Barter/trade revenues decreased 10%, or $2 million, in the six months ended June 30, 2015 due primarily to the expiration of and reduced rates for several syndicated programs, the cancellation of The Test and the absence of revenue from The Arsenio Hall Show, which was not renewed for a second season.

Copyright Royalties—Copyright royalties decreased 42%, or $6 million, in the six months ended June 30, 2015. The decrease was attributable to the conversion of over half of the subscribers of WGN America from a superstation to a cable network.
Other Revenues—Other revenues are primarily derived from profit sharing and revenue on syndicated content. Other revenues decreased 17%, or $3 million, in the six months ended June 30, 2015 due primarily to the absence of syndication revenue from The Arsenio Hall Show, which was not renewed for a second season.
Operating Expenses—Television and Entertainment operating expenses for three and six months ended June 30, 2015 and June 29, 2014 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2015	June 29, 2014	Change	June 30, 2015	June 29, 2014	Change
Compensation	$135,366	$121,693	+11%	$264,818	$247,509	+7%
Programming	137,682	94,992	+45%	231,198	175,623	+32%
Depreciation	12,023	13,136	-8%	23,446	25,512	-8%
Amortization	41,475	56,172	-26%	82,985	112,827	-26%
Other	71,988	88,554	-19%	127,039	148,580	-14%
Total operating expenses	$398,534	$374,547	+6%	$729,486	$710,051	+3%

Three Months Ended June 30, 2015 compared to the Three Months Ended June 29, 2014
Television and Entertainment operating expenses were up 6%, or $24 million, in the three months ended June 30, 2015 compared to the prior year period largely due to increased programming and compensation expenses, partially offset by decreases in amortization and other expenses, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 11%, or $14 million, in the three months ended June 30, 2015. Direct pay and benefits increased $10 million due mainly to higher staffing levels at various television stations. In addition, incentive pay increased $4 million, including an increase of $1 million of stock-based compensation expense and higher sales commissions.
Programming Expense—Programming expense increased 45%, or $43 million, in the three months ended June 30, 2015 primarily due to higher amortization of license fees of $24 million for first-run original programs Salem and Manhattan at WGN America, higher production costs at Tribune Studios largely due to production funding obligations for our three co-produced original series, Underground, Outsiders and Manhattan, most of which were expensed as incurred, and higher network affiliation fees. The license fee for the original programming is amortized on a per-run basis and is weighted so that a more significant portion of the license fee is amortized over the original airing of the shows.
Production costs increased $11 million at Tribune Studios for Underground, Outsiders and Manhattan (second season), which are co-owned productions that are expected to premiere and generate secondary market revenues in future periods. In accordance with ASC 926, “Entertainment-Films,” production deficit costs are expensed as the shows are produced until such time an estimate of secondary market revenues (a component of ultimate revenues) can be developed in applying the film-forecast-computation method as these series have either recently launched or have yet to premiere. We cannot currently estimate ultimate revenues for these shows as we do not have a demonstrated history of participating in secondary market revenues to support that these programs can be successfully licensed in such secondary markets.
The remaining $8 million increase in programming expenses was primarily driven by higher fees for network affiliation renewal agreements for the local television stations.

Depreciation and Amortization Expense—Depreciation expense declined 8%, or $1 million, in the three months ended June 30, 2015 due to lower levels of depreciable property. Amortization expense decreased 26%, or $15 million, in the three months ended June 30, 2015 as certain intangible assets recorded in connection with the acquisition of the Local TV/Dreamcatcher stations were fully amortized as of December 28, 2014.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses decreased 19%, or $17 million, in the three months ended June 30, 2015. The decrease was due primarily to a $16 million charge for the early termination of an outside sales force contract in the second quarter of 2014 to eliminate vendor redundancies subsequent to the Local TV Acquisition.
Six Months Ended June 30, 2015 compared to the Six Months Ended June 29, 2014
Television and Entertainment operating expenses were up 3%, or $19 million, in the six months ended June 30, 2015 compared to the prior year period largely due to increased programming expenses and compensation, partially offset by decreases in amortization, depreciation and other expenses, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 7%, or $17 million, in the six months ended June 30, 2015. Direct pay and benefits increased $14 million due mainly to increased staffing in the sales and news departments and WGN America and expanded news coverage at KTLA - Los Angeles. In addition, incentive pay increased $3 million, including an increase of $1 million of stock-based compensation expense and higher sales commissions.
Programming Expense—Programming expense increased 32%, or $56 million, in the six months ended June 30, 2015 primarily due to higher amortization of license fees of $29 million for first-run original programs Salem and Manhattan at WGN America, higher production costs at Tribune Studios and higher network affiliation fees. Production costs increased $11 million at Tribune Studios for Underground, Outsiders and Manhattan (second season), which are co-owned productions that are expected to premiere and generate secondary market revenues in future periods as discussed above. The remaining $16 million increase in programming expenses was primarily driven by higher fees for network affiliation renewal agreements for the local television stations.
Depreciation and Amortization Expense—Depreciation expense decreased 8%, or $2 million, in the six months ended June 30, 2015 due to lower levels of depreciable property. Amortization expense decreased 26%, or $30 million, in the six months ended June 30, 2015 as certain intangible assets recorded in connection with the acquisition of the Local TV/Dreamcatcher stations were fully amortized as of December 28, 2014.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses decreased 14%, or $22 million, in the six months ended June 30, 2015. The decrease was due primarily to a $16 million charge for the early termination of an outside sales force contract in the second quarter of 2014 and the favorable $6 million payment received related to music license fees in the first quarter of 2015.

DIGITAL AND DATA
Operating Revenues and Operating Loss—The table below presents Digital and Data operating revenues, operating expenses and operating loss for the three and six months ended June 30, 2015 and June 29, 2014. The largest drivers of change to the results of operations for the Digital and Data segment in three and six months ended June 30, 2015 compared to the three and six months ended June 29, 2014 were the acquisitions of Gracenote on January 31, 2014, What’s ON on July 4, 2014, Baseline on August 29, 2014, HWW on October 1, 2014, SportsDirect and Covers on May 19, 2015, Infostrada Sports on May 22, 2015, and Enswers on May 29, 2015.

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2015	June 29, 2014	Change	June 30, 2015	June 29, 2014	Change
Operating revenues	$43,625	$33,807	+29%	$93,827	$65,292	+44%
Operating expenses	47,775	42,717	+12%	94,243	76,288	+24%
Operating loss	$(4,150)	$(8,910)	-53%	$(416)	$(10,996)	-96%

Three Months Ended June 30, 2015 compared to the Three Months Ended June 29, 2014
Digital and Data operating revenues increased 29%, or $10 million, in the three months ended June 30, 2015 largely due to additional revenue in the second quarter of 2015 attributed to the acquisitions in 2014 of What’s ON, Baseline and HWW and the acquisitions in the second quarter of 2015 of Infostrada Sports, SportsDirect, Covers and Enswers, higher video revenues from our existing businesses as well as a lower deferred revenue fair value adjustment in 2015. In accordance with business combination principles under ASC Topic 805, we were required to write down to fair value certain deferred revenue liability balances related to software license customer contracts assumed in the Gracenote acquisition. The revenue for these contracts is deferred and typically recognized over a period ranging from 12 to 24 months, depending on the specific contract terms. At the acquisition date, the carrying value of the acquired deferred revenue liability was reduced by $10 million. The impact of this fair value adjustment was a reduction to reported revenues and operating profit from Gracenote of $0.3 million for the three months ended June 30, 2015 compared to $5 million for the three months ended June 29, 2014.
Digital and Data operating loss decreased 53%, or $5 million, in the three months ended June 30, 2015. The decrease in operating loss was primarily driven by the lower deferred revenue adjustment in 2015.
Six Months Ended June 30, 2015 compared to the Six Months Ended June 29, 2014
Digital and Data operating revenues increased 44%, or $29 million, in the six months ended June 30, 2015 largely due to additional revenue attributed to the acquisitions in 2014 and second quarter of 2015, a lower deferred revenue fair value adjustment in 2015 and higher video revenues at the legacy business. The impact of the deferred revenue fair value adjustment was a reduction to reported revenues and operating profit from Gracenote of $1 million for the six months ended June 30, 2015 compared to $5 million for the six months ended June 29, 2014.
Digital and Data operating loss decreased 96%, or $11 million, in the six months ended June 29, 2014. The decrease in operating loss was primarily driven by the additional month of Gracenote in 2015, the 2014 acquisitions, as noted above, and the lower deferred revenue fair value adjustment.

Operating Revenues—Digital and Data operating revenues, by classification, for the three and six months ended June 30, 2015 and June 29, 2014 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2015	June 29, 2014	Change	June 30, 2015	June 29, 2014	Change
Video and other	$29,329	$21,585	+36%	$55,551	$42,357	+31%
Music	14,296	12,222	+17%	38,276	22,935	+67%
Total operating revenues	$43,625	$33,807	+29%	$93,827	$65,292	+44%
Three Months Ended June 30, 2015 compared to the Three Months Ended June 29, 2014
Video and Other Revenues—Video and other revenues increased 36%, or $8 million, due largely to the additional revenue from What’s ON, Baseline, HWW, Infostrada Sports, SportsDirect, Covers and Enswers as well as higher video revenue attributed to growth in the digital customer base, new products and new markets at existing businesses.
Music Revenues—Music revenues increased 17%, or $2 million, due primarily to a lower deferred revenue fair value adjustment in 2015.
Six Months Ended June 30, 2015 compared to the Six Months Ended June 29, 2014
Video and Other Revenues—Video and other revenues increased 31%, or $13 million, due largely to the additional revenue from What’s ON, Baseline, HWW, Infostrada Sports, SportsDirect, Covers and Enswers as well as higher video revenue attributed to growth in the digital customer base, new products and new markets at existing businesses.
Music Revenues—Music revenues increased 67%, or $15 million, in the six months ended June 30, 2015 due primarily to the additional month of Gracenote revenue in 2015 versus the first half of 2014 as the acquisition of Gracenote closed on January 31, 2014 and a lower deferred revenue fair value adjustment in 2015.
Operating Expenses—Digital and Data operating expenses for the three and six months ended June 30, 2015 and June 29, 2014 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2015	June 29, 2014	Change	June 30, 2015	June 29, 2014	Change
Compensation	$24,147	$23,095	+5%	$49,607	$42,659	+16%
Outside services	4,559	4,237	+8%	8,882	6,588	+35%
Depreciation	2,321	1,909	+22%	4,426	3,722	+19%
Amortization	6,962	4,846	+44%	13,223	8,865	+49%
Other	9,786	8,630	+13%	18,105	14,454	+25%
Total operating expenses	$47,775	$42,717	+12%	$94,243	$76,288	+24%
Three Months Ended June 30, 2015 compared to the Three Months Ended June 29, 2014
Digital and Data operating expenses increased 12%, or $5 million, in the three months ended June 30, 2015. The increase was due primarily to the acquisitions in the second half of 2014 of What’s ON, Baseline and HWW and the second quarter 2015 acquisitions of Infostrada Sports, SportsDirect, Covers and Enswers.

Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 5%, or $1 million, due primarily to an increase in direct pay and benefits from acquisitions, partially offset by an increase in the amount of labor capitalized.
Outside Services—Outside services expenses, which is included in both direct operating expenses and SG&A expense and primarily consists of expenses for consulting and professional services, increased 8%, or less than $1 million, due primarily to the additional expenses from What’s ON, Baseline, HWW, Infostrada Sports, SportsDirect, Covers and Enswers, largely offset by a decrease in consulting fees for development projects.
Depreciation and Amortization Expense—Depreciation expense increased 22%, or less than $1 million, in the three months ended June 30, 2015. Amortization expense increased 44%, or $2 million, primarily as a result of the 2014 and 2015 acquisitions.
Other Expenses—Other expenses includes sales and marketing, occupancy, repairs and maintenance and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses increased 13%, or $1 million, due primarily to the 2014 and 2015 acquisitions.
Six Months Ended June 30, 2015 compared to the Six Months Ended June 29, 2014
Digital and Data operating expenses increased 24%, or $18 million, in the six months ended June 30, 2015. The increase was due primarily to the acquisitions in 2014 of Gracenote, What’s ON, Baseline and HWW and the second quarter 2015 acquisitions of Infostrada Sports, SportsDirect, Covers and Enswers.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 16%, or $7 million, due primarily to direct pay and benefits related to the 2014 and 2015 acquisitions.
Outside Services—Outside services expense, which is included in both direct operating expenses and SG&A expense and primarily consists of expenses for consulting and professional services, increased 35%, or $2 million, due largely to the additional expenses from What’s ON, Baseline, HWW, Infostrada Sports, SportsDirect, Covers and Enswers.
Depreciation and Amortization Expense—Depreciation expense increased 19%, or less than $1 million, in the six months ended June 30, 2015. Amortization expense increased 49%, or $4 million, in the six months ended June 30, 2015 primarily due to higher amortization expense as a result of the 2014 and 2015 acquisitions.
Other Expenses—Other expenses include sales and marketing, occupancy, repairs and maintenance and other miscellaneous expenses, which are included in direct operating expenses or SG&A, as applicable. Other expenses increased 25%, or $4 million, due primarily to the 2014 and 2015 acquisitions as well as $1 million increase in occupancy expenses mainly due to data center rental costs.
CORPORATE AND OTHER
Operating Revenues and Expenses—Our Corporate and Other operations include certain administrative activities associated with operating the corporate office functions and managing our predominantly frozen company-sponsored defined benefit pension plans, as well as the management of certain real estate assets, including revenues from leasing office and production facilities.
As further described in “—Significant Events—Publishing Spin-off,” in 2013, Tribune Publishing entered into intercompany lease agreements with our real estate holding companies to lease back certain land and buildings that had been transferred on December 21, 2012. The real estate holding companies were not included in the Publishing Spin-off. Subsequent to the Publishing Spin-off, we reclassified the historical intercompany rental revenues related to these leases totaling $10 million and $21 million for the three and six months ended June 29, 2014, respectively, into other revenues as an increase to income from continuing operations in our unaudited condensed consolidated statements of operations due to the continuing lease arrangements between us and Tribune Publishing following the Publishing Spin-off. Similarly, the historical intercompany rental costs incurred by Tribune Publishing for the three and six months ended June 29, 2014 under these leases have been reclassified as a reduction of income from discontinued operations, net in our unaudited condensed consolidated statements of operations. There was no impact to our consolidated net income for any periods prior to the Publishing Spin-off as a result of these reclassifications. Subsequent to the Publishing Spin-off, all rental revenues earned by us under these leases with Tribune Publishing are reflected as other revenues in our consolidated statements of operations.
Corporate and Other operating results for the three and six months ended June 30, 2015 and June 29, 2014 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2015	June 29, 2014	Change	June 30, 2015	June 29, 2014	Change
Real estate revenues	$12,277	$14,211	-14%	$24,512	$28,627	-14%

Operating Expenses
Real estate (1)	$8,642	$8,579	+1%	$17,703	$17,210	+3%
Corporate (2)	34,069	24,522	+39%	66,693	50,505	+32%
Pension credit	(7,280)	(7,579)	-4%	(14,583)	(15,426)	-5%
Total operating expenses	$35,431	$25,522	+39%	$69,813	$52,289	+34%

(1) Real estate operating expenses included $2 million of depreciation expense in both the three months ended June 30, 2015 and June 29, 2014, and $5 million in both the six months ended June 30, 2015 and June 29, 2014, respectively.

(2)
Corporate operating expenses included $1 million and $0.2 million of depreciation expense in the three months ended June 30, 2015 and June 29, 2014, respectively, and $3 million and $0.3 million of depreciation expense in the six months ended June 30, 2015 and June 29, 2014, respectively.

Three Months Ended June 30, 2015 compared to the Three Months Ended June 29, 2014
Real Estate Revenues—Real estate revenues decreased 14%, or $2 million, in the three months ended June 30, 2015 due to a reduction in space leased by Tribune Publishing at several properties, the sale of the production facility and land in Baltimore, MD in December 2014 and the sale of the production facility, office buildings and land in Newport News, VA in March 2015.
Real Estate Expenses—Real estate expenses increased less than 1% in the three months ended June 30, 2015.
Corporate Expenses—Corporate expenses increased 39%, or $10 million, in the three months ended June 30, 2015. The increase in the second quarter of 2015 was due mainly to the implementation of new technology applications and the establishment of new shared services operations following the separation from Tribune Publishing systems in connection with the Publishing Spin-off, higher stock-based compensation expense of $2 million and an increase in transaction-related fees of $2 million. Transaction-related fees were $3 million in the second quarter of 2015 compared to $1 million in the second quarter of 2014.
Pension Credit—The pension credit decreased 4%, or less than $1 million, in three months ended June 30, 2015.

Six Months Ended June 30, 2015 compared to the Six Months Ended June 29, 2014
Real Estate Revenues—Real estate revenues decreased 14%, or $4 million, in the six months ended June 30, 2015 due to a reduction in space leased by Tribune Publishing at several properties, the sale of the production facility and land in Baltimore, MD in December 2014 and the sale of the production facility, office buildings and land in Newport News, VA in March 2015.
Real Estate Expenses—Real estate expenses increased 3%, or less than $1 million, in the six months ended June 30, 2015.
Corporate Expenses—Corporate expenses increased 32%, or $16 million, in the six months ended June 30, 2015. The increase in the six months ended June 30, 2015 was due mainly to the implementation of new technology applications and the establishment of new shared services operations and higher stock-based compensation expense of $1 million, partially offset by a decrease in transaction-related fees of $2 million. Transaction-related fees were $5 million in the six months ended June 30, 2015 compared to $7 million in the six months ended June 29, 2014.
Pension Credit—The pension credit decreased 5%, or less than $1 million, in the six months ended June 30, 2015.
INCOME ON EQUITY INVESTMENTS, NET
Income on equity investments, net for the three and six months ended June 30, 2015 and June 29, 2014 was as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2015	June 29, 2014	Change	June 30, 2015	June 29, 2014	Change
Income from equity investments, net, before amortization of basis difference	$59,475	$218,159	-73%	$109,971	$271,616	-60%
Amortization of basis difference	(13,562)	(99,206)	-86%	(27,124)	(114,400)	-76%
Income on equity investments, net	$45,913	$118,953	-61%	$82,847	$157,216	-47%

(1)	Amortization of basis difference for the three and six months ended June 29, 2014 includes $85 million related to the sale by CV of its Apartments.com business.
Income on equity investments, net decreased 61%, or $73 million, in the three months ended June 30, 2015. The decrease was primarily due to the absence of equity income from CV in the three months ended June 30, 2015 as a result of the sale of our equity interest on October 1, 2014, partially offset by improved operating results at CareerBuilder.
Income on equity investments, net was $83 million in the six months ended June 30, 2015 compared to $157 million in the six months ended June 29, 2014 primarily due to the absence of equity income from CV as noted above. Equity income from CV for the six months ended June 29, 2014 included a gain on the sale of its Apartments.com business which was sold to Costar Group, Inc. on April 1, 2014 for $585 million in cash. Our share of the proceeds from the transaction was approximately $160 million before taxes, which was distributed at closing. In connection with the sale, we recorded equity income of $72 million, net of amortization of basis difference of $85 million related to intangible assets of the Apartments.com business.
As discussed in Note 4 to our audited consolidated financial statements for the fiscal year ended December 28, 2014, fresh-start reporting adjustments increased the total carrying value of equity investments by $1.615 billion, of which $1.108 billion is attributable to our share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair values of the investments been allocated to the identifiable intangible assets of the investees in accordance with ASC Topic 805. The remaining $507 million of the increase was attributable to goodwill and other identifiable intangible assets not subject to amortization, including trade names. We amortize the differences between the fair values and the investees’ carrying values of these identifiable intangible assets subject to amortization and record the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in our unaudited condensed consolidated statements of operations. In the three months ended June 30, 2015 and June 29, 2014, such amortization reduced income on equity investments, net by $14 million and $99 million, respectively, and in the six months ended June 30, 2015 and June 29, 2014, such amortization reduced income on equity investments, net by $27 million and $114 million, respectively. The decrease in the three and six months ended June 30, 2015 was due to the absence of amortization for CV as a result of the sale of our equity interest on October 1, 2014.
Cash distributions from our equity method investments were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2015	June 29, 2014	Change	June 30, 2015	June 29, 2014	Change
Cash distributions from equity investments	$34,242	$195,062	-82%	$129,148	$315,332	-59%
Cash distributions from equity investments decreased 82%, or $161 million, in the three months ended June 30, 2015 and decreased 59%, or $186 million, in the six months ended June 30, 2015. Cash distributions in the three and six months ended June 29, 2014 included $160 million from CV related to the sale of its Apartments.com business as well as a one-time distribution of $12 million received in January 2014 related to previously calculated TV Food Network management fees for years 2011 and 2012.
INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE AND INCOME TAX EXPENSE
Interest and dividend income, interest expense and income tax expense for the three and six months ended June 30, 2015 and June 29, 2014 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2015	June 29, 2014	Change	June 30, 2015	June 29, 2014	Change
Interest and dividend income	$43	$147	-71%	$410	$318	+29%

Interest expense	$40,374	$39,146	+3%	$79,586	$79,665	—%

Income tax (benefit) expense	$(693)	$42,305	*	$21,609	$59,954	-64%

*	Represents positive or negative change equal to, or in excess of 100%
Interest Expense—Interest expense from continuing operations was $40 million and $80 million in the three and six months ended June 30, 2015, respectively, and $39 million and $80 million in the three and six months ended June 29, 2014, respectively. Interest expense for the three months ended June 30, 2015 and June 29, 2014 includes amortized debt issuance costs of $3 million in both periods. Interest expense for the six months ended June 30, 2015 and June 29, 2014 includes the amortization of debt issuance costs of $6 million in each period.
Income Tax Expense—In the three and six months ended June 30, 2015, we recorded an income tax benefit related to continuing operations of less than $1 million and income tax expense of $22 million, respectively. The effective tax rate on pretax income (loss) from continuing operations was 17.5% and 39.5% in the three and six months ended June 30, 2015, respectively. This rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction and other non-deductible expenses. The non-deductible items in the three months ended June 30, 2015 had a greater impact on the effective tax rate due to the pretax loss from continuing operations.

In the three and six months ended June 29, 2014, we recorded income tax expense related to continuing operations of $42 million and $60 million, respectively. The effective tax rate on pretax income from continuing operations was 38.7% and 38.6% for the three and six months ended June 29, 2014, respectively. This rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction and other non-deductible expenses.
Although management believes its estimates and judgments are reasonable, the resolutions of our income tax issues are unpredictable and could result in income tax liabilities that are significantly higher or lower than that which has been provided by us.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows generated from operating activities is our primary source of liquidity. We expect to fund capital expenditures, acquisitions, purchases of our Common Stock pursuant to our share repurchase program (see “—Repurchases of Equity Securities” below), interest and principal payments on our indebtedness, income tax payments, dividend payments on our Common Stock (see “—Cash Dividends” below) and related distributions to holders of Warrants and other operating requirements in the next twelve months through a combination of cash flows from operations, cash on our balance sheet, distributions from or sales of our investments, available borrowings under our Revolving Credit Facility, and any refinancings thereof, additional debt financing, if any, and, if necessary, disposals of assets or operations. For our long-term liquidity needs, in addition to these sources, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets. Any determination to pay dividends on our Common Stock is subject to the discretion of our Board and will depend upon various factors then existing, including our earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility and the Indenture governing the Notes, as further described in Note 6 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015), restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held.
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
Sources and Uses
The table below details the total operating, investing and financing activity cash flows for the six months ended June 30, 2015 and June 29, 2014:

	Six Months Ended
(in thousands)	June 30, 2015	June 29, 2014
Net cash (used in) provided by operating activities	$(76,378)	$270,898
Net cash (used in) provided by investing activities	(97,852)	127,597
Net cash used in financing activities	(877,442)	(187,968)
Net (decrease) increase in cash and cash equivalents	$(1,051,672)	$210,527

Operating activities
Net cash used in operating activities for the six months ended June 30, 2015 was $76 million compared to net cash provided of $271 million for the six months ended June 29, 2014. The decrease was primarily due to higher cash paid for income taxes, lower distributions from equity investments and unfavorable changes in working capital due to the timing of collection of receivables and payments of amounts due. Cash paid for income taxes, net of income tax refunds, increased by $204 million to $312 million in the six months ended June 30, 2015 from $108 million paid in the six months ended June 29, 2014 due primarily to the payment of taxes on the gain from the sale of our equity interest in CV in the fourth quarter of 2014. Distributions from equity investments decreased by $27 million to $129 million for the six months ended June 30, 2015 from $156 million for the six months ended June 29, 2014.
Investing activities
Net cash used in investing activities totaled $98 million for the six months ended June 30, 2015. Our acquisitions totaled $70 million, net of cash acquired, and included Infostrada Sports, SportsDirect, Covers and Enswers (see Note 3 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 for further information on these acquisitions). Our capital expenditures in the six months ended June 30, 2015 totaled $39 million. In the first six months of 2015, we received net proceeds of approximately $14 million from the sales of our investments and real estate of which $8 million related to a cash distribution pursuant to CV’s collection of a contingent receivable and $5 million related to the sale of two real estate properties which were held for sale as of December 28, 2014.
Net cash provided by investing activities totaled $128 million in the six months ended June 29, 2014. Our acquisitions totaled $192 million and included the acquisition of Gracenote for $158 million, net of cash acquired and Landmark for $29 million, net of cash acquired (see Note 3 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 for further information). Our capital expenditures totaled $40 million in the six months ended June 29, 2014. In the second quarter of 2014, we received a $160 million cash distribution from CV related to its sale of the Apartments.com business. As this distribution represented a discrete distribution from an investing activity, we determined this distribution to be a return of capital and therefore it was reflected in our unaudited condensed consolidated statement of cash flows as an inflow from investing activities. In addition, we used the $202 million of restricted cash placed with the Bank of New York Mellon Trust Company, N.A. in connection with the Local TV Acquisition for the full repayment of the Senior Toggle Notes on January 27, 2014 ($174 million of which, inclusive of accrued interest of $2 million, was paid to third parties and $28 million was paid to a subsidiary of the Company). See Note 6 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 for further information on the Senior Toggle Notes.
Financing activities
Net cash used in financing activities was $877 million for the six months ended June 30, 2015. In conjunction with the Amendment of our Secured Credit Facility on June 24, 2015, we issued $1.1 billion aggregate principal amount of the Notes and used the net proceeds from the sale of the Notes, together with cash on hand, to prepay $1.100 billion of Term B Loans under the Secured Credit Facility, as further described below. During the second quarter of 2015, we paid dividends of $673 million, including the quarterly cash dividend of $24 million and the special cash dividend of $649 million. In the first six months of 2015, cash paid for the Class A Common Stock repurchases pursuant to our $400 million stock repurchase program totaled $181 million (see “—Repurchases of Equity Securities” below for further information).
Net cash used in financing activities totaled $188 million for the six months ended June 29, 2014. As discussed in “Investing activities” above, on January 27, 2014, we repaid $172 million of principal on the Senior Toggle Notes. We also made principal payments totaling $12 million related to the Term Loan Facility, Dreamcatcher Credit Facility and capital leases. During the second quarter of 2014, we incurred $3 million of transaction costs related to a senior secured credit facility which was entered into by TPC in connection with the spin-off of the our publishing businesses on August 4, 2014 (see Note 2 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015).
Debt
Our debt and other obligations, consisting primarily of capital leases, consisted of the following (in thousands):

	June 30, 2015	December 28, 2014
Term Loan Facility due 2020, effective interest rate of 3.82% and 4.04%, net of unamortized discount of $7,749 and $8,118	$2,371,386	$3,471,017
5.875% Senior Notes due 2022	1,100,000	—
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount of $40 and $49	20,885	23,914
Other obligations	—	54
Total debt	$3,492,271	$3,494,985

Secured Credit Facility—On December 27, 2013, in connection with our acquisition of Local TV, we as borrower, along with certain of our operating subsidiaries as guarantors, entered into a $4.073 billion Secured Credit Facility. The Secured Credit Facility consisted of a $3.773 billion Term Loan Facility and a $300 million Revolving Credit Facility. On June 24, 2015, we, the Guarantors and JPMorgan, as administrative agent, entered into the Amendment to the Secured Credit Facility. Prior to the Amendment and the Prepayment, $3.479 billion of Former Term Loans were outstanding under the Secured Credit Facility. Pursuant to the Amendment, certain lenders under the Secured Credit Facility converted their Former Term Loans into the Converted Term B Loans in an aggregate amount, along with term loans advanced by certain new lenders, of $1.802 billion. The proceeds of Term B Loans advanced by the new lenders were used to prepay in full all of the Former Term Loans that were not converted into Term B Loans. In addition, we used the net proceeds from the sale of the Notes, together with cash on hand, to make the Prepayment of $1.100 billion of Term B Loans. After giving effect to the Amendment and all prepayments contemplated thereby (including the Prepayment), there were $2.379 billion of Term B Loans outstanding under the Secured Credit Facility. We recorded a loss of $37 million on the extinguishment of the Former Term Loan in our unaudited condensed consolidated statement of operations for the three and six months ended June 30, 2015 as a portion of the facility was considered extinguished for accounting purposes. See Note 6 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015 for further information and significant terms and conditions associated with the Secured Credit Facility, including, but not limited to, interest rates, repayment terms, fees, restrictions, and affirmative and negative covenants. The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. At June 30, 2015, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $26 million of standby letters of credit outstanding primarily in support of our workers compensation insurance programs.
5.875% Senior Notes due 2022—On June 24, 2015, we issued $1.1 billion aggregate principal amount of the Notes under the Indenture. We used the net proceeds from the sale of the Notes, together with cash on hand, to prepay $1.100 billion of Term B Loans under the Secured Credit Facility. The Notes bear interest at a rate of 5.875% per annum and interest is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2016. The Notes mature on July 15, 2022.
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

Contractual Obligations
The following table includes future payments related to our total long-term debt and interest expense, which were materially affected by our Prepayment under the Secured Credit Facility and the issuance of the Notes under the Indenture, as further described above. There were no changes outside of the ordinary course of business that materially affected our other contractual obligations disclosed in the audited consolidated financial statements for the fiscal year ended December 28, 2014.

	Payments Due for the 12-Month Period Ended June 30,
(in thousands)	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt	$3,500,060	$27,841	$55,683	$56,358	$3,360,178
Interest on long-term debt	943,547	128,724	307,610	303,796	203,417
Total	$4,443,607	$156,565	$363,293	$360,154	$3,563,595
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
During fiscal 2014, we repurchased 1,101,160 shares of Class A Common Stock in open market transactions for $68 million at an average price of $61.58 per share which includes 125,566 shares of Class A Common Stock, valued at $8 million, for which we placed trades prior to December 28, 2014 that were not settled until the first three days of the first quarter of 2015. During the six months ended June 30, 2015, we repurchased 3,177,982 shares of Class A Common Stock in open market transactions for $185 million at an average price of $58.28 per share, which includes 215,017 shares of Class A Common Stock, valued at $12 million, for which we placed trades prior to June 30, 2015 that were not settled until the third quarter of 2015. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Repurchases of Equity Securities” for the table summarizing monthly repurchases of our Class A Common Stock during the quarter ended June 30, 2015. As of June 30, 2015, the remaining authorized amount under the current authorization totaled approximately $147 million.
Cash Dividends
On April 9, 2015, we paid a special cash dividend of $6.73 per share to holders of record of our Common Stock at the close of business on March 25, 2015. The total aggregate payment on April 9, 2015 totaled $649 million, including the payment to holders of Warrants. We have also paid a quarterly cash dividend on Common Stock of $0.25 per share on June 15, 2015 to holders of record of Common Stock as of June 1, 2015. The total aggregate payment on June 15, 2015 totaled $24 million, including payments to holders of Warrants. In addition, on July 30, 2015, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on August 24, 2015 to holders of record of Common Stock and Warrants as of August 10, 2015.

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
New Accounting Standards—See Note 1, “Basis of Presentation and Significant Accounting Policies,” for a discussion of new accounting guidance.
Disclosure Pursuant to Section 13(r) of the Securities Exchange Act of 1934
Under Section 13(r) of the Securities Exchange Act of 1934, as amended, as added by the Iran Threat Reduction and Syrian Human Rights Act of 2012, we are required to include certain disclosures in our periodic reports if we or any of our “affiliates” (as defined in Rule 12b-2 thereunder) knowingly engage in certain activities specified in Section 13(r) during the period covered by the report.  Because the SEC defines the term “affiliate” broadly, it includes any entity that controls us or is under common control with us (“control” is also construed broadly by the SEC).

Oaktree Capital Management, L.P. (“Oaktree”), which is considered an affiliate of ours under Rule12b-2 of the Exchange Act, has informed us of the following: On or around April 28, 2015, the Maersk Tigris, a Marshall Islands-flagged vessel (the “Vessel”) that is indirectly owned by funds managed by Oaktree as investment manager, was seized by the Iran Revolutionary Guard Corps and escorted towards the Iranian port of Bandar Abbas. The Vessel was detained by the Iran Revolutionary Guard until May 7, 2015. During the pendency of the Vessel’s seizure, the Vessel’s ship master purchased certain necessary provisions to maintain the health, safety and/or security of the Vessel’s crew. Oaktree informed us that neither the Vessel nor any entity affiliated with the Vessel derived any revenues or profits from this activity, and neither the Vessel nor any entity affiliated with the Vessel intends for the activity to continue.

We had no knowledge of, or control over, the activities of the Vessel or the company (including its subsidiaries) that owns the Vessel.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
We are exposed to risk from changing interest rates of our variable rate debt, which primarily consists of borrowings related to our Secured Credit Facility. As further described in “—Significant Events—Secured Credit Facility,” on June 24, 2015, we, the Guarantors and JPMorgan entered into an Amendment to the Secured Credit Facility. Prior to the Amendment and the Prepayment, $3.479 billion of Former Term Loans were outstanding under the Secured Credit Facility. On June 24, 2015, we issued $1.1 billion aggregate principal amount of Notes under an Indenture (as further described in “—Significant Events—5.875% Senior Notes due 2022”) and used the net proceeds from the sale of the Notes, together with cash on hand, to prepay $1.100 billion of Term B Loans under the Secured Credit Facility. After giving effect to the Amendment and the Prepayment, there were $2.379 billion of Term B Loans outstanding under the Secured Credit Facility. See Note 6 to our unaudited condensed consolidated financial statements for further information on the Term Loan Facility and its terms. Based on the amounts outstanding under the Secured Credit Facility at June 30, 2015 and December 28, 2014, adding 1% to the applicable interest rate would result in an increase of approximately $24 million and $35 million in our annual interest expense, respectively.
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

Changes in Internal Control Over Financial Reporting
We are in the process of implementing a new Enterprise Resource Planning ("ERP") system. We believe we have established appropriate internal controls over financial reporting (as defined in Exchange Act Rule 13a-15(f)) to prevent and detect material misstatements associated with this implementation. Aside from internal controls directly associated with the ERP system, there have been no material changes in our internal control over financial reporting.
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
On December 31, 2012, the Debtors that had filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. The Company and certain of the other legal entities included in our consolidated financial statements were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. On March 16, 2015 and July 24, 2015, the Bankruptcy Court entered final decrees closing 96 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 3 to our audited consolidated financial statements for the fiscal year ended December 28, 2014 for further information.

In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain from the Newsday Transactions should have been included in our 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax through June 30, 2015 would be approximately $34 million. We disagree with the IRS’s position and have timely filed our protest in response to the IRS’s proposed tax adjustments. We are contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, we would also be subject to approximately $31 million, net of tax benefits, of state income taxes and related interest through June 30, 2015.
Separately, the IRS is currently auditing our 2009 federal income tax return which includes the Chicago Cubs Transactions. We expect the IRS audit to be concluded during 2015. If the gain on the Chicago Cubs Transactions is deemed by the IRS to be taxable in 2009, the federal and state income taxes would be approximately $225 million before interest and penalties.
Both potential liabilities are substantial. We do not maintain any tax reserves related to the Newsday Transactions or the Chicago Cubs Transactions. Our consolidated balance sheet as of June 30, 2015 includes deferred tax liabilities of $103 million and $168 million related to the future recognition of taxable income and gain from the Newsday Transactions and the Chicago Cubs Transactions, respectively. On August 1, 2015, we entered into an agreement with CSC whereby, among other things, we agreed to sell all of our interest in NHLLC to CSC. Upon the consummation of such sale, the $103 million of deferred tax liability (as described in Note 9 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2015) will become payable. We expect the tax payments will be made prior to the end of 2015.
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
Since the initial issuance of the Warrants on December 31, 2012 through June 30, 2015, we have issued 16,331,470 shares of Class A Common Stock and 143,477 shares of our Class B Common Stock upon the exercise of 16,474,999 Warrants. Of these exercises, we issued 12,445,244 shares of Class A Common Stock and 25,244 shares of Class B Common Stock, respectively, for cash, receiving total proceeds of $12,470.55 from the exercise. In addition, we issued 3,886,226 shares of Class A Common Stock and 118,233 shares of Class B Common Stock, respectively, upon “cashless exercises.”

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
Repurchases of Equity Securities
The following table summarizes repurchases of our Class A Common Stock in the quarter ended June 30, 2015 pursuant to the $400 million stock repurchase program authorized by our Board on October 13, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
March 30, 2015 - April 30, 2015	—	$—	—	$167,012
May 1, 2015 - May 31, 2015	—	$—	—	$167,012
June 1, 2015 - June 30, 2015	371,738	$53.87	371,738	$146,986
Quarter Ended June 30, 2015 (1)	371,738	$53.87	371,738	$146,986

(1) Includes 215,017 shares of Class A Common Stock for which the Company placed trade orders valued at $12 million prior to June 30, 2015 but which were not settled until the third quarter of 2015.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 13, 2015.

TRIBUNE MEDIA COMPANY

By:	/s/ Chandler Bigelow
Name:	Chandler Bigelow
Title:	Executive Vice President and Interim Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description
3.1#
Second Amended and Restated Certificate of Incorporation of Tribune Media Company (incorporated by reference to Exhibit 3.1 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014)

3.2	Amendment to Certificate of Incorporation

4.1#
Indenture, dated June 24, 2015, between Tribune Media Company, the Subsidiary Guarantors party thereto and The Bank of New York, N.A. (incorporated by reference to Exhibit 4.1 to the current report on Form 8-K of Tribune Media Company, filed June 29, 2015)

4.2#
First Supplemental Indenture, dated June 24, 2015, between Tribune Media Company, the Subsidiary Guarantors party thereto and The Bank of New York Trust Company, N.A. (incorporated by reference to Exhibit 4.2 to the current report on Form 8-K of Tribune Media Company, filed June 29, 2015)

4.3#	Form of 5.875% Senior Note due 2022 (incorporated by reference to Exhibit 4.3 to the current report on Form 8-K of Tribune Media Company, filed June 29, 2015, included in Exhibit 4.1 thereto)

4.4#
Exchange and Registration Rights Agreement, dated June 24, 2015, between Tribune Media Company, the Subsidiary Guarantors party thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.4 to the current report on Form 8-K of Tribune Media Company, filed June 29, 2015)

10.1#
Amendment No. 1 to the Credit Agreement, dated June 24, 2015, between Tribune Media Company, the Guarantors party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the current report on Form 8-K of Tribune Media Company, filed June 29, 2015)

10.11§	Amendment to the Employment Agreement, dated April 3, 2015, between Tribune Media Company and Steven Berns

10.12§	Amendment to the Employment Agreement, dated April 6, 2015, between Tribune Media Company and Chandler Bigelow

10.13§	Amendment to the Employment Agreement, dated April 3, 2015, between Tribune Media Company and Edward Lazarus

10.14§	Amendment to the Employment Agreement, dated April 2, 2015, between Tribune Media Company and Peter Liguori

10.15§	Amendment to the Employment Agreement, dated April 6, 2015, between Tribune Media Company and Lawrence Wert

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

Exhibit No.	Description

101.DEF	XBRL Taxonomy Extension Definition Linkbase

§ Constitutes a compensatory plan or arrangement.
# Previously filed.