Form 10-Q
period 2015-09-30
TRIBUNE MEDIA CO
filed 2015-11-10
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Yes ☐ No ☒
As of October 31, 2015, 94,142,766 shares of the registrant’s Class A Common Stock and 36,674 shares of the registrant’s Class B Common Stock were outstanding.

TRIBUNE MEDIA COMPANY
FORM 10-Q
FOR THE QUARTER ENDED SEPTEMBER 30, 2015

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 28, 2014	September 30, 2015	September 28, 2014
Operating Revenues
Television and Entertainment	$429,700	$418,294	$1,285,622	$1,245,456
Digital and Data	46,561	43,434	140,388	108,726
Other	12,333	13,130	36,845	41,757
Total operating revenues	488,594	474,858	1,462,855	1,395,939
Operating Expenses
Programming	116,295	93,928	347,493	269,551
Direct operating expenses	110,808	107,553	326,329	311,257
Selling, general and administrative	153,876	152,148	469,471	455,506
Depreciation	19,027	17,991	54,047	52,242
Amortization	49,780	47,953	145,988	169,645
Total operating expenses	449,786	419,573	1,343,328	1,258,201
Operating Profit	38,808	55,285	119,527	137,738
Income on equity investments, net	36,987	40,559	119,834	197,775
Interest and dividend income	162	363	572	681
Interest expense	(42,529)	(39,150)	(122,115)	(118,815)
Loss on extinguishment of debt	—	—	(37,040)	—
Gain on investment transactions	3,250	2	12,070	702
Other non-operating gain (loss)	2,306	68	2,517	(1,070)
Reorganization items, net	188	(1,594)	(1,432)	(5,975)
Income from Continuing Operations Before Income Taxes	39,172	55,533	93,933	211,036
Income tax expense	11,314	2,647	32,923	62,601
Income from Continuing Operations	27,858	52,886	61,010	148,435
(Loss) Income from Discontinued Operations, net of taxes (Note 2)	—	(14,889)	—	13,552
Net Income	$27,858	$37,997	$61,010	$161,987
Basic Earnings (Loss) Per Common Share from:
Continuing Operations	$0.29	$0.53	$0.63	$1.48
Discontinued Operations	—	(0.15)	—	0.14
Net Earnings Per Common Share	$0.29	$0.38	$0.63	$1.62
Diluted Earnings (Loss) Per Common Share from:
Continuing Operations	$0.29	$0.53	$0.63	$1.47
Discontinued Operations	—	(0.15)	—	0.14
Net Earnings Per Common Share	$0.29	$0.38	$0.63	$1.61

Regular dividends declared per common share	$0.25	$—	$0.50	$—

Special dividends declared per common share	$—	$—	$6.73	$—

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands of dollars) (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 28, 2014	September 30, 2015	September 28, 2014
Net Income	$27,858	$37,997	$61,010	$161,987
Less: (Loss) Income from Discontinued Operations, net of taxes	—	(14,889)	—	13,552
Income from Continuing Operations	$27,858	$52,886	$61,010	$148,435

Other Comprehensive (Loss) Income from Continuing Operations, net of taxes
Unrecognized benefit plan gains and losses:
Change in unrecognized benefit plan losses arising during the period, net of taxes of $1,303 and $(2) for the three months ended September 30, 2015 and September 28, 2014, respectively, and $(434) and $(1,325) for the nine months ended September 30, 2015 and September 28, 2014, respectively	2,021	(4)	(673)	(2,030)
Adjustment for previously unrecognized benefit plan gains and losses included in net income, net of taxes of $2 and $(17) for the three months ended September 30, 2015 and September 28, 2014, respectively, and $7 and $(56) for the nine months ended September 30, 2015 and September 28, 2014, respectively.	4	(26)	11	(85)
Change in unrecognized benefit plan gains and losses, net of taxes	2,025	(30)	(662)	(2,115)
Unrealized gain on marketable securities:
Change in unrealized holding gain arising during the period, net of taxes of $(1,152) and $3,077 for the three months ended September 30, 2015 and September 28, 2014, respectively, and $(2,340) and $3,077 for the nine months ended September 30, 2015 and September 28, 2014	(1,785)	4,772	(3,628)	4,772
Foreign currency translation adjustments:
Change in foreign currency translation adjustments, net of taxes of $(741) and $(1,076) for the three months ended September 30, 2015 and September 28, 2014, respectively, and $(1,148) and $(743) for the nine months ended September 30, 2015 and September 28, 2014, respectively.	(4,011)	(1,648)	(8,879)	(1,138)
Other Comprehensive (Loss) Income from Continuing Operations, net of taxes	(3,771)	3,094	(13,169)	1,519
Comprehensive Income from Continuing Operations, net of taxes	24,087	55,980	47,841	149,954
Comprehensive (Loss) Income from Discontinued Operations, net of taxes	—	(14,889)	—	13,552
Comprehensive Income	$24,087	$41,091	$47,841	$163,506

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	September 30, 2015	December 28, 2014
Assets
Current Assets
Cash and cash equivalents	$350,320	$1,455,183
Restricted cash and cash equivalents	17,595	17,600
Accounts receivable (net of allowances of $6,143 and $7,313)	427,137	440,722
Broadcast rights	203,529	147,423
Income taxes receivable	4,094	4,931
Deferred income taxes	38,808	29,675
Prepaid expenses	68,671	26,300
Other	48,309	38,989
Total current assets	1,158,463	2,160,823
Properties
Property, plant and equipment	971,338	953,438
Accumulated depreciation	(151,245)	(102,841)
Net properties	820,093	850,597
Other Assets
Broadcast rights	309,083	157,014
Goodwill	3,945,265	3,918,136
Other intangible assets, net	2,296,033	2,397,794
Assets held for sale	41,008	5,645
Investments	1,664,837	1,717,192
Other	178,617	189,254
Total other assets	8,434,843	8,385,035
Total Assets	$10,413,399	$11,396,455

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	September 30, 2015	December 28, 2014
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$55,626	$77,295
Debt due within one year	26,488	4,088
Income taxes payable	62,152	252,570
Employee compensation and benefits	83,995	80,270
Contracts payable for broadcast rights	253,941	178,685
Deferred revenue	40,054	34,352
Other	93,215	56,920
Total current liabilities	615,471	684,180
Non-Current Liabilities
Long-term debt	3,459,158	3,490,897
Deferred income taxes	1,060,479	1,156,214
Contracts payable for broadcast rights	425,421	279,819
Contract intangible liability, net	18,260	34,425
Pension obligations, net	450,244	469,116
Postretirement, medical, life and other benefits	17,761	21,456
Other obligations	64,142	64,917
Total non-current liabilities	5,495,465	5,516,844

Commitments and Contingent Liabilities (Note 9)

Shareholders’ Equity
Preferred stock ($0.001 par value per share)
Authorized: 40,000,000 shares; No shares issued and outstanding at September 30, 2015 and at December 28, 2014	—	—
Class A Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; 99,961,433 shares issued and 94,135,810 shares outstanding at September 30, 2015 and 95,708,401 shares issued and 94,732,807 shares outstanding at December 28, 2014	100	96
Class B Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares at September 30, 2015 and 200,000,000 shares at December 28, 2014; Issued and outstanding: 36,674 shares at September 30, 2015 and 2,438,083 shares at December 28, 2014	—	2
Treasury stock, at cost: 5,825,623 shares at September 30, 2015 and 975,594 shares at December 28, 2014 (Note 12)	(333,023)	(67,814)
Additional paid-in-capital	4,611,413	4,591,470
Retained earnings	82,359	718,218
Accumulated other comprehensive loss	(59,710)	(46,541)
Total Tribune Media Company shareholders’ equity	4,301,139	5,195,431
Noncontrolling interest	1,324	—
Total shareholders’ equity	4,302,463	5,195,431
Total Liabilities and Shareholders’ Equity	$10,413,399	$11,396,455

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (In thousands, except for share data) (Unaudited)

		Retained Earnings	Accumulated Other Comprehensive Loss	Additional Paid-In Capital			Common Stock
	Total						Class A		Class B
					Treasury Stock	Non- controlling Interest	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 28, 2014	$5,195,431	$718,218	$(46,541)	$4,591,470	$(67,814)	$—	$96	95,708,401	$2	2,438,083
Comprehensive income:
Net income	61,010	61,010	—	—	—	—	—	—	—	—
Other comprehensive loss, net of taxes	(13,169)	—	(13,169)	—	—	—	—	—	—	—
Comprehensive income	47,841
Special dividends declared to shareholders and warrant holders, $6.73 per share (Note 12)	(648,644)	(648,644)	—	—	—	—	—	—	—	—
Regular dividends declared to shareholders and warrant holders, $0.50 per share (1)	(47,720)	(48,225)	—	505	—	—	—	—	—	—
Conversions of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	2	2,401,409	(2)	(2,401,409)
Warrant exercises	—	—	—	(2)	—	—	2	1,705,361	—	—
Stock-based compensation	24,108	—	—	24,108	—	—	—	—	—	—
Net share settlements of stock-based awards	(4,098)	—	—	(4,098)	—	—	—	146,262	—	—
Change in excess tax benefits from stock-based awards	(570)	—	—	(570)	—	—	—	—	—	—
Common stock repurchases	(265,209)	—	—	—	(265,209)	—	—	—	—	—
Contribution from noncontrolling interest	1,324	—	—	—	—	1,324	—	—	—	—
Balance at September 30, 2015	$4,302,463	$82,359	$(59,710)	$4,611,413	$(333,023)	$1,324	$100	99,961,433	$—	36,674

(1) Includes $0.5 million of granted dividend equivalent units.

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Nine Months Ended
	September 30, 2015	September 28, 2014
Operating Activities
Net income	$61,010	$161,987
Adjustments to reconcile net income to net cash provided by operating activities:
Stock-based compensation	24,129	22,094
Pension credit, net of contributions	(21,875)	(33,503)
Depreciation	54,047	70,945
Amortization of contract intangible assets and liabilities	(10,842)	(31,728)
Amortization of other intangible assets	145,988	173,782
Income on equity investments, net	(119,834)	(197,149)
Distributions from equity investments	156,395	173,420
Non-cash loss on extinguishment of debt	33,480	—
Original issue discount payments	(6,158)	—
Amortization of debt issuance costs and original issue discount	9,475	10,108
Gain from sale of investments and real estate	(12,070)	(2,488)
Other non-operating (gain) loss	(553)	1,091
Change in excess tax benefits from stock-based awards	570	(896)
Transfers from restricted cash	5	709
Changes in working capital items, excluding effects from acquisitions:
Accounts receivable, net	15,996	73,692
Prepaid expenses and other current assets	(54,125)	(1,662)
Accounts payable	(15,343)	(5,217)
Employee compensation and benefits, accrued expenses and other current liabilities	39,569	(17,011)
Deferred revenue	5,442	22,764
Income taxes	(189,866)	(7,025)
Change in broadcast rights, net of liabilities	8,746	(16,214)
Deferred income taxes	(107,196)	(69,973)
Other, net	(9,065)	(30,365)
Net cash provided by operating activities	7,925	297,361

Investing Activities
Capital expenditures	(63,775)	(59,886)
Acquisitions, net of cash acquired	(75,000)	(261,584)
Transfers from restricted cash, net	1,091	200,813
Investments	(3,011)	(2,330)
Distributions from equity investments (Note 6)	4,707	159,602
Proceeds from sales of investments and real estate	22,050	3,337
Net cash (used in) provided by investing activities	(113,938)	39,952

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Nine Months Ended
	September 30, 2015	September 28, 2014
Financing Activities
Long-term borrowings related to Publishing Spin-off (Note 2)	—	346,500
Long-term borrowings	1,100,000	—
Repayments of long‑term debt	(1,107,302)	(297,783)
Repayment of Senior Toggle Notes (Note 7)	—	(172,237)
Long-term debt issuance costs related to Publishing Spin-off (Note 7)	—	(10,179)
Long-term debt issuance costs	(20,202)	—
Payments of dividends	(696,364)	—
Settlements of contingent consideration, net	1,174	—
Cash and restricted cash distributed to Tribune Publishing	—	(86,530)
Common stock repurchases (Note 12)	(272,812)	—
Change in excess tax benefits from stock-based awards	(570)	896
Tax withholdings related to net share settlements of share-based awards	(4,264)	(3,201)
Proceeds from stock option exercises	166	1,171
Contribution from noncontrolling interest	1,324	—
Net cash used in financing activities	(998,850)	(221,363)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,104,863)	115,950
Cash and cash equivalents, beginning of period	1,455,183	640,697
Cash and cash equivalents, end of period	$350,320	$756,647

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$106,987	$104,751
Income taxes, net of refunds	$331,145	$162,107

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
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of September 30, 2015 and the results of operations and cash flows for the three and nine months ended September 30, 2015 and September 28, 2014. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements which management believes necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year. Beginning in fiscal 2015, the Television and Entertainment reportable segment includes the Company’s Zap2it.com entertainment website business, which was previously included in the Digital and Data reportable segment.
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
Spin-Off Transaction—On August 4, 2014, the Company completed the spin-off of its principal publishing operations (the “Publishing Spin-off”) into an independent company, Tribune Publishing Company (“Tribune Publishing”), by distributing 98.5% of the outstanding shares of Tribune Publishing common stock to holders of Tribune Media Company Common Stock and Warrants (each as defined and described in Note 12). In the distribution, each holder of Tribune Media Company Class A Common Stock, Class B Common Stock and Warrants (each as defined and described in Note 12) received 0.25 of a share of Tribune Publishing common stock for each share of Common Stock or Warrant held as of the record date of July 28, 2014. Based on the number of shares of Common Stock and Warrants outstanding as of 5:00 P.M. Eastern Time on July 28, 2014 and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to the Company stockholders and holders of Warrants and the Company retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of the outstanding common stock of Tribune Publishing. Subsequent to the distribution, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange (“NYSE”) under the symbol “TPUB.”
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
Dreamcatcher—Dreamcatcher Broadcasting LLC (“Dreamcatcher”) was formed in 2013 specifically to comply with the cross-ownership rules of the Federal Communications Commission (the “FCC”) related to the Company’s acquisition of Local TV, LLC on December 27, 2013 (the “Local TV Acquisition”). See Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for additional information. The Company’s unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2015 and September 28, 2014 include the results of operations and the financial position of Dreamcatcher, a fully-consolidated variable interest entity (“VIE”). Net revenues of the Dreamcatcher stations (WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA and WNEP-TV, Scranton, PA) included in the Company’s unaudited condensed consolidated statements of operations for each of the three months ended September 30, 2015 and September 28, 2014 were $16 million and for each of the nine months ended September 30, 2015 and September 28, 2014 were $48 million. Operating profits of the Dreamcatcher stations included in the Company’s unaudited condensed consolidated statements of operations for the three months ended September 30, 2015 and September 28, 2014 were $2 million and $3 million, respectively, and for each of the nine months ended September 30, 2015 and September 28, 2014 were $9 million.
The Company’s unaudited condensed consolidated balance sheets as of September 30, 2015 and December 28, 2014 include the following assets and liabilities of the Dreamcatcher stations (in thousands):

	September 30, 2015	December 28, 2014
Property, plant and equipment, net	$528	$999
Broadcast rights	3,734	2,869
Other intangible assets, net	95,601	103,500
Other assets	256	124
Total Assets	$100,119	$107,492

Debt due within one year	$4,036	$4,034
Contracts payable for broadcast rights	4,086	6,552
Long-term debt	15,840	19,880
Other liabilities	—	157
Total Liabilities	$23,962	$30,623
New Accounting Standards—In September 2015, the Financial Accounting Standards Board (“FASB”) issued an Accounting Standards Update (“ASU”) No. 2015-16, “Business Combinations (Topic 805).” The amendments in ASU 2015-16 simplify the accounting for adjustments made to provisional amounts during the measurement period of a business combination. The amendment requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In April 2015, the FASB issued ASU No. 2015-05, “Intangibles — Goodwill and Other — Internal-Use Software (Subtopic 350-40).” The amendments in ASU 2015-05 provide guidance to customers about whether a cloud computing arrangement includes a software license. The amendments in ASU 2015-05 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. Early adoption is permitted. The amendments in ASU 2015-05 may be applied either prospectively to all arrangements entered into or materially modified after the effective date or retrospectively. The Company is currently evaluating adoption methods and the impact of adopting ASU 2015-05 on its consolidated financial statements.
In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30).” The amendments in ASU 2015-03 require that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. The recognition and measurement guidance for debt issuance costs are not affected by the amendments. The amendments in ASU 2015-03 should be applied on a retrospective basis, wherein the balance sheet of each individual period presented should be adjusted to reflect the period-specific effects of applying the new guidance. The SEC staff noted that ASU 2015-03 does not address situations where a company has debt issuance costs related to line-of-credit arrangements. As a result, the FASB issued ASU 2015-15 “Interest - Imputation of Interest (Subtopic 835-30),” which states that the SEC staff would not object to an entity deferring and presenting debt issuance costs as an asset and subsequently amortizing the deferred debt issuance costs ratably over the term of the line-of-credit arrangement, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. Upon transition, the Company is required to comply with applicable disclosures for the change in accounting principle. The amendments in ASU 2015-03 and ASU 2015-15 are effective for fiscal years beginning after December 15, 2015, and interim periods within those fiscal years. The Company will be adopting ASU 2015-03 and ASU 2015-15 on the first day of the 2016 fiscal year. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective date,” which deferred the effective date of ASU 2014-09 by one year for annual periods beginning after December 15, 2017, while allowing early adoption as of the original public entity effective date. The amendments in ASU 2014-09 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 at the date of initial application. The Company is currently evaluating adoption methods, the impact of adopting ASU 2014-09 on its consolidated financial statements and the timing of adoption.
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
In connection with the Publishing Spin-off, the Company received a $275 million cash dividend from Tribune Publishing utilizing borrowings of $350 million under a senior secured credit facility entered into by Tribune Publishing prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under the Company’s Term Loan Facility (as defined and described in Note 7). All of the outstanding borrowings under the Tribune Publishing senior term loan facility were distributed to Tribune Publishing in connection with the Publishing Spin-off.
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
Under the TSA, the Company had $0.5 million and $6 million gross billings to Tribune Publishing for the three months ended September 30, 2015 and September 28, 2014, respectively, and gross billings of $2 million and $6 million for the nine months ended September 30, 2015 and September 28, 2014, respectively, primarily related to a pass-through of costs associated with providing the continuation of certain benefits to Tribune Publishing employees following the Publishing Spin-off. The Company also recognized $0.2 million and $1 million of fees primarily related to technology and shared services provided by Tribune Publishing which are included in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2015, respectively and $1 million of fees for the three and nine months ended September 28, 2014.
The results of discontinued operations for the three and nine months ended September 28, 2014 include the historical results of Tribune Publishing prior to the Publishing Spin-off.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summarized results of the Company’s discontinued operations and the impact of associated Publishing Spin-off adjustments are as follows (in thousands):

	Three Months Ended September 28, 2014 (1)	Nine Months Ended September 28, 2014 (1)
Operating revenues	$144,890	$970,501
Operating (loss) profit	(14,503)	38,712
Gain (loss) on equity investments, net	3	(626)
Interest expense (2)	(1,227)	(6,837)
Gain on investment transaction (3)	—	1,484
Reorganization items, net	(1)	(9)
(Loss) income before income taxes	(15,728)	32,724
Income tax (benefit) expense (4)	(839)	19,172
(Loss) income from discontinued operations, net of taxes	$(14,889)	$13,552

(1)	Three and nine months ended September 28, 2014 reflect results of operations for the Tribune Publishing businesses through August 4, 2014, the date of the Publishing Spin-off.

(2)
In connection with the Publishing Spin-off on August 4, 2014, the Company received a $275 million cash dividend from Tribune Publishing utilizing borrowings of $350 million under a senior term loan facility entered into by Tribune Publishing prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under the Company’s Term Loan Facility (as defined and described in Note 7). Interest expense associated with the Company’s outstanding debt was allocated to discontinued operations based on the ratio of the $275 million cash dividend received from Tribune Publishing to the total outstanding indebtedness under the outstanding credit facilities in effect in each respective period prior to the Publishing Spin-off and totaled $1 million and $7 million for three and nine months ended September 28, 2014, respectively.

(3)
Gain on investment transaction consists of the $1 million gain related to the remeasurement of Tribune Publishing’s investment in McClatchy/Tribune Information Services (“MCT”) as a result of the acquisition of the remaining 50% interest in MCT during the second quarter of 2014.

(4)
The effective tax rate on pretax income from discontinued operations was 5.3% and 58.6% for the three and nine months ended September 28, 2014, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit) and the impact of certain nondeductible transaction costs.

The results of discontinued operations for the three and nine months ended September 28, 2014 also include certain costs, including legal and professional fees, incurred by the Company to complete the Publishing Spin-off which totaled $17 million and $23 million, respectively.
In conjunction with the Company’s emergence from bankruptcy, the Company consummated an internal restructuring pursuant to the terms of the Company’s plan of reorganization (see Note 9). These restructuring transactions included, among other things, establishing a number of real estate holding companies. On December 21, 2012, the majority of the land and buildings owned by Tribune Publishing were transferred to these newly established real estate holding companies. In 2013, Tribune Publishing entered into lease agreements with the real estate holding companies to lease back certain land and buildings that were transferred. The initial term of these lease agreements was either five or ten years, with two optional renewal terms. Prior to the Publishing Spin-off, the revenues and expenses related to these lease agreements were treated as intercompany transactions and were not separately reflected in the Company’s consolidated financial statements. The real estate holding companies were not included in the Publishing Spin-off. Subsequent to the Publishing Spin-off, the Company has reclassified the historical intercompany rental revenues related to these leases totaling $4 million and $24 million for the three and nine months ended September 28, 2014, respectively, into other revenues as an increase to income from continuing operations in the Company’s unaudited condensed consolidated statements of operations due to the continuing lease arrangements between the Company and Tribune Publishing following the Publishing Spin-off. Similarly, the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

historical intercompany rental costs incurred by Tribune Publishing for the three and nine months ended September 28, 2014 under these leases have been reclassified as a reduction of income from discontinued operations, net in the Company’s unaudited condensed consolidated statements of operations. There was no impact to the Company’s consolidated net income for any periods prior to the Publishing Spin-off as a result of these reclassifications. Subsequent to the Publishing Spin-off, all rental revenues earned by the Company under these leases with Tribune Publishing are reflected as other revenues in the Company’s unaudited condensed consolidated statements of operations.
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
The purchase prices for the above acquisitions were allocated to the tangible and intangible assets acquired and liabilities assumed. The excess of the fair values and the related deferred taxes were allocated to goodwill, which will not be deductible for tax purposes due to the acquisitions being stock acquisitions. In connection with these acquisitions, the Company incurred a total of $2 million of transaction costs, which were recorded in selling, general and administrative expenses in the Company’s unaudited condensed consolidated statements of operations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The total purchase price for the Infostrada Sports, SportsDirect, Covers and Enswers acquisitions assigned to the acquired assets and assumed liabilities of these companies is as follows, subject to certain working capital and other closing adjustments (in thousands):

Consideration:
Cash	$71,810
Less: cash acquired	(1,919)
Net cash	$69,891

Allocated Fair Value of Acquired Assets and Assumed Liabilities:
Restricted cash and cash equivalents	$404
Accounts receivable and other current assets	2,481
Property and equipment	805
Deferred tax assets	3,816
Other long term assets	157
Intangible assets subject to amortization
Customer relationships (useful lives of 6 to 16 years)	17,000
Content databases (useful lives of 10 to 16 years)	13,900
Technologies (useful lives 4 to 10 years)	6,900
Trade name and trademarks (useful life of 15 years)	5,200
Non-competition agreement (useful life 5 years)	1,100
Accounts payable and other current liabilities	(1,507)
Deferred revenue	(339)
Deferred tax liabilities	(10,097)
Other liabilities	(477)
Total identifiable net assets	39,343
Goodwill	30,548
Total net assets acquired	$69,891
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
Other Acquisitions
Cash paid for the Company’s other acquisitions made in the nine months ended September 28, 2014 totaled approximately $2 million.
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
NOTE 4: ASSETS HELD FOR SALE
Assets Held for Sale—Assets held for sale in the Company’s unaudited condensed consolidated balance sheet consisted of the following (in thousands):

	September 30, 2015	December 28, 2014
Real estate	$41,008	$5,645
During the third quarter of 2015, the Company began the process of marketing the north block of its Los Angeles Times Square property located in Los Angeles, CA for an outright sale or sale of its majority interest. The property has an aggregate carrying value of $41 million for land, building and improvements which was included in assets held for sale in the Company’s unaudited condensed consolidated balance sheet at September 30, 2015.
As of December 28, 2014, the Company was in the processes of selling three idle properties located in Bel Air, MD, Newport News, VA and Portsmouth, VA. In the three and nine months ended September 28, 2014, the Company recorded charges of approximately $2 million and $3 million, respectively, to write down certain properties to their estimated fair value, less the expected selling costs. The Company recognized a loss of $0.1 million on the sale of two of the above properties in the nine months ended September 30, 2015, and still holds one of these properties as an asset held for sale as of September 30, 2015.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 5: GOODWILL, OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill and other intangible assets consisted of the following (in thousands):

	September 30, 2015			December 28, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization (1)
Affiliate relationships (useful life of 16 years)	$212,000	$(36,438)	$175,562	$212,000	$(26,500)	$185,500
Advertiser relationships (useful life of 8 years)	168,000	(57,750)	110,250	168,000	(42,000)	126,000
Network affiliation agreements (useful lives of 5 to 16 years)	362,000	(81,710)	280,290	362,000	(50,485)	311,515
Retransmission consent agreements (useful lives of 7 to 12 years)	830,100	(174,445)	655,655	830,100	(106,897)	723,203
Other customer relationships (useful lives of 3 to 16 years)	115,341	(20,529)	94,812	99,528	(12,632)	86,896
Content databases (useful lives of 5 to 16 years)	135,307	(20,947)	114,360	122,400	(13,001)	109,399
Other technology (useful lives of 4 to 10 years)	47,550	(8,266)	39,284	41,385	(4,022)	37,363
Trade names and trademarks (useful lives of 3 to15 years)	14,020	(1,339)	12,681	9,300	(597)	8,703
Other (useful lives of 3 to 11 years)	16,402	(4,663)	11,739	10,770	(2,955)	7,815
Total	$1,900,720	$(406,087)	1,494,633	$1,855,483	$(259,089)	1,596,394
Other intangible assets not subject to amortization
FCC licenses			786,600			786,600
Trade name			14,800			14,800
Total other intangible assets, net			2,296,033			2,397,794
Goodwill
Television and Entertainment			3,601,300			3,601,300
Digital and Data			343,965			316,836
Total goodwill			3,945,265			3,918,136
Total goodwill and other intangible assets			$6,241,298			$6,315,930

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the carrying amounts of intangible assets during the nine months ended September 30, 2015 were as follows (in thousands):

	Television and Entertainment	Digital and Data	Total
Other intangible assets subject to amortization
Balance as of December 28, 2014	$1,352,867	$243,527	$1,596,394
Acquisitions (1)	—	49,100	49,100
Amortization (2)	(125,499)	(21,543)	(147,042)
Balance sheet reclassifications (3)	(331)	—	(331)
Foreign currency translation adjustment	—	(3,488)	(3,488)
Balance as of September 30, 2015	$1,227,037	$267,596	$1,494,633

Other intangible assets not subject to amortization
Balance at September 30, 2015 and December 28, 2014	$801,400	$—	$801,400

Goodwill
Balance as of December 28, 2014	$3,601,300	$316,836	$3,918,136
Acquisitions	—	30,657	30,657
Foreign currency translation adjustment	—	(3,528)	(3,528)
Balance as of September 30, 2015	$3,601,300	$343,965	$3,945,265
Total goodwill and other intangible assets as of September 30, 2015	$5,629,737	$611,561	$6,241,298

(1)
Acquisitions include the purchase of certain intellectual property on July 1, 2015 for $5 million which will be amortized over a three year period. See Note 3 for additional information on other acquisitions.

(2)
Amortization of intangible assets includes $1 million related to lease contract intangible assets and is recorded in direct operating expenses or selling, general and administrative expense, as applicable, in the Company’s unaudited condensed consolidated statements of operations.

(3)	Represents net reclassifications which are reflected as an increase to broadcast rights assets in the Company’s unaudited condensed consolidated balance sheet at September 30, 2015.
The Company's intangible liabilities subject to amortization consisted of the following (in thousands):

	September 30, 2015			December 28, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible liabilities subject to amortization
Broadcast rights intangible liabilities	$80,440	$(62,253)	$18,187	$102,373	$(68,059)	$34,314
Lease contract intangible liabilities	209	(136)	73	209	(98)	111
Total intangible liabilities subject to amortization	$80,649	$(62,389)	$18,260	$102,582	$(68,157)	$34,425
As described in Note 4 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014, the Company recorded contract intangible liabilities totaling $227 million in connection with

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

the adoption of fresh-start reporting on the Effective Date (as defined in Note 9). Of this amount, approximately $226 million was related to contracts for broadcast rights programming not yet available for broadcast. In addition, the Company recorded $9 million of intangible liabilities related to contracts for broadcast rights programming in connection with the Local TV Acquisition (see Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014). These intangible liabilities are reclassified as a reduction of broadcast rights assets in the Company’s unaudited condensed consolidated balance sheet as the programming becomes available for broadcast and subsequently amortized as a reduction of programming expenses in the unaudited condensed consolidated statement of operations in accordance with the Company’s methodology for amortizing the related broadcast rights.
The net changes in the carrying amounts of intangible liabilities during the nine months ended September 30, 2015 were as follows (in thousands):

Television and Entertainment
Intangible liabilities subject to amortization
Balance as of December 28, 2014	$34,425
Amortization	(11,896)
Balance sheet reclassifications (1)	(4,269)
Balance as of September 30, 2015	$18,260

(1)	Represents net reclassifications which are reflected as an increase to broadcast rights assets in the Company’s unaudited condensed consolidated balance sheet at September 30, 2015.
Amortization expense relating to amortizable intangible assets, excluding lease contract intangible assets, is expected to be approximately $50 million for the remainder of 2015, $198 million in each of 2016 and 2017, $197 million in 2018, $169 million in 2019 and $161 million in 2020. Net rent expense resulting from the amortization of lease contract intangible assets and liabilities is expected to be $0.3 million for the remainder of 2015 and approximately $1 million for each of the next 5 years. Amortization of broadcast rights contract intangible assets and liabilities is expected to result in a net reduction in broadcast rights expense of approximately $4 million for the remainder of 2015, $13 million in 2016, $2 million in each of 2017 and 2018, $1 million in 2019, and $2 million in 2020, respectively.
NOTE 6: INVESTMENTS
Investments consisted of the following (in thousands):

	September 30, 2015	December 28, 2014
Equity method investments	$1,645,979	$1,689,996
Cost method investments	15,868	18,238
Marketable equity securities	2,990	8,958
Total investments	$1,664,837	$1,717,192
Equity Method Investments—As discussed in Note 4 and Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014, the carrying value of the Company’s investments was increased by $1.615 billion to a fair value aggregating $2.224 billion as of the Effective Date (as defined in Note 9). Of the $1.615 billion increase, $1.108 billion was attributable to the Company’s share of theoretical

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees in accordance with ASC Topic 805. The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. The Company amortizes the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in its unaudited condensed consolidated statements of operations. Income on equity investments, net was reduced by such amortization of $14 million in each of the three months ended September 30, 2015 and September 28, 2014, respectively, and by $41 million and $129 million in the nine months ended September 30, 2015 and September 28, 2014, respectively. Amortization of basis difference for the nine months ended September 28, 2014 includes $85 million related to the sale by Classified Ventures, LLC (“CV”) of its Apartment.com business. See below for further information.
Income from equity investments, net reported in the Company’s unaudited condensed consolidated statements of operations consisted of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 28, 2014	September 30, 2015	September 28, 2014
Income from equity investments, net, before amortization of basis difference	$50,549	$54,933	$160,520	$326,549
Amortization of basis difference (1)	(13,562)	(14,374)	(40,686)	(128,774)
Income from equity investments, net	$36,987	$40,559	$119,834	$197,775

(1)	Amortization of basis difference for the nine months ended September 28, 2014 includes $85 million related to the sale by CV of its Apartments.com business.
Cash distributions from the Company’s equity method investments were as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 28, 2014	September 30, 2015	September 28, 2014
Cash distributions from equity investments (1)	$31,954	$17,690	$161,102	$333,022

(1)
Cash distributions for the nine months ended September 28, 2014 include $160 million of the Company’s share of the proceeds from the sale by CV of its Apartments.com business, which is reflected as an inflow from investing activities in the unaudited condensed consolidated statement of cash flows.

TV Food Network—The Company’s 31.3% investment in Television Food Network, G.P. (“TV Food Network”) totaled $1.300 billion and $1.354 billion at September 30, 2015 and December 28, 2014, respectively. The Company recognized equity income from TV Food Network of $26 million for each of the three months ended September 30, 2015 and September 28, 2014, respectively, and equity income of $92 million and $89 million for the nine months ended September 30, 2015 and September 28, 2014, respectively. The Company received cash distributions from TV Food Network of $16 million and $18 million in the three months ended September 30, 2015 and September 28, 2014, respectively, and cash distributions of $145 million and $173 million in the nine months ended September 30, 2015 and September 28, 2014, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

CareerBuilder—The Company’s 32.1% investment in CareerBuilder, LLC (“CareerBuilder”) totaled $338 million and $328 million at September 30, 2015 and December 28, 2014, respectively. The Company recognized equity income from CareerBuilder of $11 million and $13 million for the three months ended September 30, 2015 and September 28, 2014, respectively, and equity income of $28 million for both the nine months ended September 30, 2015 and September 28, 2014. The Company received cash distributions from CareerBuilder of $16 million in the three and nine months ended September 30, 2015. Prior to the Publishing Spin-off, the Company recorded revenue related to CareerBuilder classified advertising products placed on affiliated digital platforms. Such amounts totaled $3 million and $24 million for the three and nine months ended September 28, 2014, respectively, and are included in income from discontinued operations, net of taxes.
Classified Ventures—Prior to the Publishing Spin-off, the Company recorded revenue related to CV classified advertising products placed on affiliated digital platforms. Such amounts totaled $6 million and $44 million for the three and nine months ended September 28, 2014, respectively, and are included in income from discontinued operations, net of taxes.
On April 1, 2014, CV sold its Apartments.com business to CoStar Group, Inc. for $585 million in cash. The Company’s share of the proceeds from the transaction was approximately $160 million before taxes, which was distributed at closing. In connection with the sale, the Company recorded equity income of $72 million, net of amortization of basis difference of $85 million related to intangible assets of the Apartments.com business, in its unaudited condensed consolidated statement of operations for the nine months ended September 28, 2014.
On October 1, 2014, the Company sold its entire 27.8% equity interest in CV to TEGNA, Inc (as successor to Gannett Co., Inc.) (“TEGNA”). As part of the transaction, TEGNA acquired the equity interests of the other partners and thereby acquired full ownership of CV. CV was valued at $2.5 billion for purposes of the transaction and gross proceeds of $1.8 billion were paid to the selling partners at closing. The Company’s portion of the proceeds from the transaction was approximately $686 million before taxes ($426 million after taxes), of which $28 million was to be held in escrow until October 1, 2015. On September 30, 2015, TEGNA filed a claim notice with respect to certain funds held in escrow pursuant to the unit purchase agreement dated August 5, 2014. In October 2015, the Company received escrow proceeds totaling $25 million. The Company is currently evaluating the merits of the claim notice with respect to the remaining $3 million of escrow funds. The Company’s pretax gain on the sale of CV recognized in the fourth quarter of 2014 was $372 million. Prior to closing, CV made a final distribution of all cash on hand from operations to the current owners. The Company’s portion of this final distribution was $6 million, which is in addition to proceeds from the sale transaction. On April 2, 2015, the Company received an additional cash distribution of $8 million pursuant to CV’s collection of a contingent receivable, which is reflected as a non-operating gain in the Company’s unaudited condensed consolidated statement of operations for the nine months ended September 30, 2015.
Summarized Financial Information—Summarized financial information for TV Food Network is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 28, 2014	September 30, 2015	September 28, 2014
Revenues, net	$264,997	$254,479	$804,630	$797,660
Operating income	$123,579	$121,334	$405,605	$394,654
Net income	$124,347	$122,548	$414,272	$405,420

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summarized financial information for CareerBuilder is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 28, 2014	September 30, 2015	September 28, 2014
Revenues, net	$175,540	$184,647	$526,728	$532,796
Operating income	$37,353	$46,362	$101,293	$102,176
Net income	$36,470	$44,837	$97,884	$100,093

Marketable Equity Securities—As further described in Note 1, on August 4, 2014, the Company completed the Publishing Spin-off and retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of the outstanding common stock of Tribune Publishing. The Company classified the shares of Tribune Publishing common stock as available-for-sale securities. As of September 30, 2015, the fair value and cost basis of the Company’s investment in Tribune Publishing was $3 million and $0, respectively. As of September 30, 2015, the gross unrealized holding gain relating the Company’s investment in Tribune Publishing was $3 million and is reflected in accumulated other comprehensive income, net of taxes, in the Company’s unaudited condensed consolidated balance sheet. The Company has no current plans to sell its shares of Tribune Publishing.

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

Newsday Transactions—As defined and further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014, the Company consummated the closing of the Newsday Transactions on July 29, 2008. Concurrent with the closing of the Newsday Transactions, Newsday Holdings LLC (“NHLLC”) and Newsday LLC borrowed $650 million under a secured credit facility. Borrowings under this facility are guaranteed by CSC Holdings, LLC (“CSC”), formerly CSC Holdings, Inc., and NMG Holdings, Inc., each a wholly-owned subsidiary of Cablevision Systems Corporation (“Cablevision”) and are secured by a lien on the assets of Newsday LLC and the assets of NHLLC, including $650 million of senior notes of Cablevision issued in 2008 and contributed by CSC. Prior to the sale of its remaining investment in NHLLC, as further described below, the Company indemnified CSC and NMG Holdings, Inc. with respect to any payments that CSC or NMG Holdings, Inc. made under their guarantee of the $650 million of borrowings by NHLLC and Newsday LLC under their secured credit facility. From the July 29, 2008 closing date of the Newsday Transactions through the third anniversary of the closing date, the maximum amount of potential indemnification payments (“Maximum Indemnification Amount”) was $650 million. After the third anniversary, the Maximum Indemnification Amount was reduced by $120 million. The Maximum Indemnification Amount was to be reduced each year thereafter by $35 million until January 1, 2018, at which point the Maximum Indemnification Amount was to be reduced to $0. The Maximum Indemnification Amount was $425 million at December 28, 2014. On September 2, 2015, the Company sold its 3% interest in NHLLC to CSC Holdings, LLC for $8 million and recognized a $3 million gain in connection with the sale. The Company’s remaining deferred tax liability of $101 million (as described in Note 10) became payable upon the consummation of the sale. At the time of the sale, the Company was

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

also released from all indemnification obligations related to the payments that CSC or NMG Holdings, Inc. are required to make under their guarantee of the $650 million of borrowings by NHLLC and Newsday LLC under their secured credit facility.
Variable Interests—The Company evaluates its investments and other transactions to determine whether any entities associated with the investments or transactions should be consolidated under the provisions of ASC Topic 810, “Consolidation.” ASC Topic 810 requires an ongoing qualitative assessment as to which entity has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. At September 30, 2015 and December 28, 2014, the Company held a variable interest in Topix, LLC (“Topix”). The Company has determined that it is not the primary beneficiary of this entity and therefore has not consolidated it as of and for the periods presented in the unaudited condensed consolidated financial statements. The Company’s maximum loss exposure related to Topix is limited to its equity investment, which was $3 million at both September 30, 2015 and December 28, 2014.
Prior to September 2, 2015, the Company held a variable interest in NHLLC. As described above, on September 2, 2015, all of the outstanding equity interests of NHLLC were acquired by CSC. Prior to October 1, 2014, the Company held a variable interest in CV. As described above, on October 1, 2014, all of the outstanding equity interests of CV were acquired by TEGNA. Prior to July 29, 2014, the Company held a variable interest in Perfect Market, Inc. (“PMI”). On July 29, 2014, all of the outstanding equity interests of PMI were acquired by Taboola.com LTD (“Taboola”). In connection with the acquisition, the Company’s shares in PMI were converted into shares of Taboola. The Company’s ownership in Taboola is less than 1% and the Company has determined the investment is not a VIE as defined by ASC Topic 810.
On April 14, 2015, the Company entered into a real estate venture agreement with a third party to redevelop one of the Company’s Florida properties and formed a new limited liability company (“LLC”). The Company contributed land with an agreed-upon value between the parties of $15 million and a carrying value of $10 million, resulting in a 92% interest in the LLC. In the future, the Company’s interest in the LLC may decline to 85%, subject to the other party’s additional investments. The LLC was determined to be a VIE where the Company is the primary beneficiary. The Company consolidates the financial position and results of operations of this VIE. The results of operations of the VIE as of and for the nine months ended September 30, 2015 were not material.
As further disclosed in Note 1, the Company consolidates the financial position and results of operations of Dreamcatcher, a VIE where the Company is the primary beneficiary.
NOTE 7: DEBT
Debt consisted of the following (in thousands):

	September 30, 2015	December 28, 2014
Term Loan Facility due 2020, effective interest rate of 3.82% and 4.04%, net of unamortized discount of $7,418 and $8,118	$2,365,770	$3,471,017
5.875% Senior Notes due 2022	1,100,000	—
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount of $36 and $49	19,876	23,914
Other obligations	—	54
Total debt	3,485,646	3,494,985
Less: Debt due within one year	26,488	4,088
Long-term debt, net of current portion	$3,459,158	$3,490,897

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Maturities—The Company’s debt as of September 30, 2015 matures as follows (in thousands):

2015 (October 1, 2015 - December 31, 2015)	$6,960
2016	27,841
2017	27,841
2018	34,591
2019	23,791
Thereafter	3,372,076
Total debt	3,493,100
Unamortized discounts	(7,454)
Total debt, net of discounts	$3,485,646
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
Amendment
On June 24, 2015, the Company, the Guarantors and JPMorgan, as administrative agent, entered into an amendment (the “Amendment”) to the Secured Credit Facility. Prior to the Amendment and the Prepayment (as defined below), $3.479 billion of term loans (the “Former Term Loans”) were outstanding under the Secured Credit Facility. Pursuant to the Amendment, certain lenders under the Secured Credit Facility converted their Former Term Loans into a new tranche of term loans (the “Converted Term B Loans”), along with certain new lenders who advanced $1.802 billion into the new tranche of term loans (the “New Term B Loans” and, together with the Converted Term B Loans, the “Term B Loans”). The proceeds of Term B Loans advanced by the new lenders were used to prepay in full all of the Former Term Loans that were not converted into Term B Loans. In connection with the Amendment, the Company used the net proceeds from the sale of the Notes (as defined below), together with cash on hand, to prepay (the “Prepayment”) $1.100 billion of the Term B Loans. After giving effect to the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Amendment and the Prepayment, there were $2.379 billion of Term B Loans outstanding under the Secured Credit Facility.
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
In connection with the Amendment, the Company paid fees to Term B Loan lenders of $6 million, which are considered a debt discount, of which $4 million was deferred, and incurred transaction costs of $2 million, of which $1 million was deferred. The Company recorded a loss of $37 million on the extinguishment of the Former Term Loan in the Company’s unaudited condensed consolidated statement of operations for the nine months ended

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

September 30, 2015 as a portion of the facility was considered extinguished for accounting purposes. The loss included the write-off of unamortized transaction costs of $30 million, an unamortized discount of $3.5 million and other transaction costs of $3.6 million. The Company’s unamortized transaction costs related to the Term Loan Facility were $34 million and $70 million at September 30, 2015 and December 28, 2014, respectively. These deferred costs are recorded in other assets in the Company’s unaudited condensed consolidated balance sheet and amortized to interest expense over the contractual term of the Term Loan Facility.
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
The Revolving Credit Facility includes a covenant which requires the Company to maintain a net first lien leverage ratio of no greater than 5.75 to 1.00 for each period of four consecutive fiscal quarters most recently ended. Beginning with the period ending March 29, 2015, the covenant requires the Company to maintain a net first lien leverage ratio of no greater than 5.25 to 1.00 for each period of four consecutive fiscal quarters most recently ended. The covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 25% of the amount of revolving commitments. This covenant was not required to be tested for the quarterly period ended September 30, 2015.
At September 30, 2015 and December 28, 2014, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $26 million and $27 million, respectively, of standby letters of credit outstanding, primarily in support of the Company’s workers compensation insurance programs.
5.875% Senior Notes due 2022—On June 24, 2015, the Company issued $1.1 billion aggregate principal amount of its 5.875% Senior Notes due 2022 (the “Notes”) under an Indenture, dated as of June 24, 2015 (the “Base Indenture”), among the Company, certain subsidiaries of the Company, as guarantors (the “Subsidiary Guarantors”), and The Bank of New York Mellon Trust Company, N.A. (in such capacity, the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of June 24, 2015, among the Company, the Subsidiary Guarantors and the Trustee (the “First Supplemental Indenture”), the Second Supplemental Indenture, dated as of September 8, 2015, among the Company, the Subsidiary Guarantors party thereto and the Trustee (the “Second Supplemental Indenture”), and the Third Supplemental Indenture, dated as of October 8, 2015, among the Company, the Subsidiary Guarantors party thereto and the Trustee (the “Third Supplemental Indenture” and, together with the Base Indenture, the First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). The Company used the net proceeds from the sale of the Notes, together with cash on hand, to make the Prepayment discussed above.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

During the second quarter of 2015, the Company incurred and deferred transaction costs of $19 million, which are classified as other assets in the Company’s unaudited condensed consolidated balance sheet and amortized to interest expense over the contractual term of the Notes. The Company’s unamortized transaction costs related to the Notes were $18 million at September 30, 2015.
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
The Indenture contains covenants that, among other things, limit the ability of the Company and the Company’s restricted subsidiaries to: incur additional indebtedness, guarantee indebtedness or issue certain preferred shares; pay dividends on, redeem or repurchase stock or make other distributions in respect of its capital stock; repurchase, prepay or redeem subordinated indebtedness; make loans and investments; create restrictions on the ability of the Company’s restricted subsidiaries to pay dividends to the Company or the Subsidiary Guarantors or make other intercompany transfers; create liens; transfer or sell assets; consolidate, merge or sell or otherwise dispose of all or substantially all of its assets; enter into certain transactions with affiliates; and designate subsidiaries as unrestricted subsidiaries. Upon the occurrence of certain events constituting a change of control triggering event, the Company is required to make an offer to repurchase all of the Notes (unless otherwise redeemed) at a purchase price equal to 101% of their principal amount, plus accrued and unpaid interest, if any to (but excluding) the repurchase date. If the Company sells assets under certain circumstances, it must use the proceeds to make an offer to purchase the Notes at a price equal to 100% of their principal amount, plus accrued and unpaid interest, if any, to (but excluding) the repurchase date.
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
NOTE 8: FAIR VALUE MEASUREMENTS
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
The Company’s investment in Tribune Publishing is recorded at fair value and is categorized as Level 1 within the fair value hierarchy as the common stock of Tribune Publishing is publicly traded on the NYSE. The Company’s investment in Tribune Publishing is measured at fair value on a recurring basis. The fair value and cost basis of the Company’s investment in Tribune Publishing was $3 million and $0, respectively, as of September 30, 2015 and the fair value and cost basis was $9 million and $0, respectively, as of December 28, 2014.

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
Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	September 30, 2015		December 28, 2014
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cost method investments	$15,868	$15,868	$18,238	$18,238
Convertible note receivable	$2,000	$2,000	$2,000	$2,000
Term Loan Facility	$2,350,191	$2,365,770	$3,411,744	$3,471,017
5.875% Senior Notes due 2022	$1,067,000	$1,100,000	$—	$—
Dreamcatcher Credit Facility	$19,720	$19,876	$23,498	$23,914
The following methods and assumptions were used to estimate the fair value of each category of financial instruments.
Cost Method Investments—The Company’s cost method investments are in private companies and recorded at cost, net of write-downs resulting from periodic evaluations of the carrying values of the investments. No events or changes in circumstances occurred during the nine months ended September 30, 2015 that suggested a significant adverse effect in the fair values of these investments. The cost method investments would be classified in Level 3 of the fair value hierarchy.
Convertible Note Receivable—The convertible note receivable is with a private company and is recorded at cost. No events or changes in circumstances have occurred during the nine months ended September 30, 2015 that suggested a significant adverse effect in the fair value of this note receivable. The carrying value of the note receivable at September 30, 2015 approximated fair value. The convertible note receivable would be classified in Level 3 of the fair value hierarchy.
Term Loan Facility—The fair value of the outstanding principal balance of the term loans under the Company’s Term Loan Facility at both September 30, 2015 and December 28, 2014 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
5.875% Senior Notes due 2022—The fair value of the outstanding principal balance of the Company’s 5.875% Senior Notes due 2022 at September 30, 2015 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
Dreamcatcher Credit Facility—The fair value of the outstanding principal balance of the Company’s Dreamcatcher Credit Facility at both September 30, 2015 and December 28, 2014 is based on pricing from observable market information for similar instruments in a non-active market and would be classified in Level 2 of the fair value hierarchy.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 9: COMMITMENTS AND CONTINGENCIES
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
Since the Effective Date, Reorganized Tribune Company has substantially consummated the various transactions contemplated under the Plan. In particular, the Company has made all distributions of cash, Common Stock and Warrants (each as defined and described in Note 12) that were required to be made under the terms of the Plan to creditors holding allowed claims as of December 31, 2012. Claims of general unsecured creditors that become allowed claims on or after the Effective Date have been or will be paid on the next quarterly distribution date after such allowance.
Pursuant to the terms of the Plan, the Company is also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the Effective Date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 proceedings. On the Effective Date, Reorganized Tribune Company held restricted cash of $187 million which was estimated to be sufficient to satisfy such obligations. At September 30, 2015, restricted cash held by the Company to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, the Company would be required to satisfy the allowed claims from its cash on hand from operations.
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
The Appellants seek, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by the Predecessor, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. See “Terms of the Plan” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for a description of the terms and conditions of the confirmed Plan and “Certain Causes of Action Arising From the Leveraged ESOP Transactions” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for a description of the Leveraged ESOP Transactions. WTC and the Zell Entity also sought to overturn determinations made by the Bankruptcy Court concerning the priority in right of payment of the PHONES and the subordinated promissory notes held by the Zell Entity and its permitted assignees, respectively. There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals. In January 2013, the Company filed a motion to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014, the Delaware District Court entered an order granting in part and denying in part the motion to dismiss. The effect of the order was to dismiss all of the appeals, with the exception of the relief requested by the Zell Entity concerning the priority in right of payment of the subordinated promissory notes held by the Zell Entity and its permitted assignees with respect to any state law fraudulent transfer claim recoveries from a creditor trust that was proposed to be formed under a prior version of the Plan, but was not formed under the Plan as confirmed by the Bankruptcy Court. The Delaware District Court vacated the Bankruptcy Court’s ruling to the extent it opined on that issue. On July 16, 2014, Aurelius, Law Debenture and Deutsche Bank timely appealed the Delaware District Court’s order to the U.S. Court of Appeals for the Third Circuit. On August 19, 2015, the Third Circuit affirmed the Delaware District Court’s dismissal of Aurelius’s appeal of the Confirmation Order. The Third Circuit, however, reversed the Delaware District Court’s dismissal of Law Debenture’s and Deutsche Bank’s appeals of the Confirmation Order, and remanded those appeals to the District Court for further proceedings on the merits. On September 11, 2015, the Third Circuit denied Aurelius’s petition for en banc review of the court’s decision. If the Appellants succeed on appeal, including on any appeal of the Third Circuit’s order, our financial condition may be adversely affected.
Resolution of Outstanding Prepetition Claims—As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Additional claims were filed after the Effective Date, including to amend or supplement previously filed claims. Additional claims were also included in the Debtors’ respective schedules of assets and liabilities which were filed with the Bankruptcy Court. Amounts and payment terms for these claims, if applicable, were established in the Plan. As of October 31, 2015, approximately 3,280 proofs of claim had been withdrawn or expunged as a result of the Debtors’ evaluation of the filed proofs of claim and their efforts to reduce and/or eliminate invalid, duplicative and/or over-stated claims. In addition, approximately 3,750 proofs of claim had been settled or otherwise satisfied pursuant to the terms of the Plan.
However, as of October 31, 2015, approximately 425 proofs of claim remain subject to further evaluation and adjustments, of which 3 proofs of claim relate to Tribune Publishing Debtor cases that were assumed by Tribune

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Publishing in connection with the Publishing Spin-off. The majority of the remaining proofs of claim were filed by certain of the Company’s former directors and officers, asserting indemnity and other related claims against the Company for claims brought against them in lawsuits that were transferred to a litigation trust formed, pursuant to the Plan, to pursue certain causes of action arising from the Leveraged ESOP Transactions for the benefit of certain creditors that received interests in the litigation trust as part of their distributions under the Plan (the “Litigation Trust”). Those lawsuits are pending in multidistrict litigation (“MDL”) before the United States District Court for the Southern District of New York (the “NY District Court”) in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation, under the consolidated docket numbers 1:11-md-02296 and 1:12-mc-02296. See “Certain Causes of Action Arising From the Leveraged ESOP Transactions” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014 for a description of the MDL proceedings in the NY District Court. Under the Plan, such indemnity-type claims against the Company must be set off against any recovery by the Litigation Trust against any of the directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.
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
Reorganization items, net included in the Company’s unaudited condensed consolidated statements of operations for the three months ended September 30, 2015 and September 28, 2014 consisted of a gain of $0.2 million and a loss of $2 million, respectively, and for the nine months ended September 30, 2015 and September 28, 2014 totaled $1 million and $6 million, respectively.
Operating net cash outflows resulting from reorganization costs totaled less than $1 million for the three months ended September 30, 2015 and $1 million for the three months ended September 28, 2014, and totaled $1 million for the nine months ended September 30, 2015 and $5 million for the nine months ended September 28, 2014.
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
Television and radio broadcast station licenses are granted for terms of up to eight years and are subject to renewal by the FCC in the ordinary course, at which time they may be subject to petitions to deny the license renewal applications. As of November 10, 2015, the Company had FCC authorization to operate 39 television stations and one AM radio station. Timely filed renewal applications for three of those stations are currently pending.

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
The Company’s television/newspaper interests are subject to a temporary waiver of the NBCO Rule which was granted by the FCC in conjunction with its approval of the Plan (the “Exit Order”). On November 12, 2013, the Company filed with the FCC a request for extension of the temporary NBCO Rule waivers granted in the Exit Order. That request is pending. Meanwhile, in its pending 2014 Quadrennial Review of the ownership rules, the FCC is considering a proposal that would modify the NBCO Rule by establishing a favorable presumption with respect to certain daily newspaper/broadcast combinations in the 20 largest markets and a rebuttable negative presumption with respect to such combinations in all other markets. The proceeding is pending. The Company cannot predict the outcome of this proceeding or whether the FCC will allow the Company’s existing temporary waiver to remain in effect pending the conclusion of the proceeding.
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
Under FCC policy and precedent a television station or newspaper publisher may provide certain operational support and other services to a separately-owned television station in the same market pursuant to a “shared services agreement” (“SSA”) where the Duopoly Rule or NBCO Rule would not permit common ownership of the properties. The FCC authorized the Company to provide services (not including advertising sales) under SSAs to the Dreamcatcher stations in conjunction with its approval of the Company’s Local TV Acquisition (“Local TV Transfer Order”). In its pending 2014 Quadrennial Review proceeding, the FCC is seeking comment on proposals to adopt reporting requirements for SSAs. The Company cannot predict the outcome of that proceeding or its effect on the Company’s business or operations. Meanwhile, in a public notice released on March 12, 2014, the FCC announced that pending and future transactions involving SSAs will be subject to a higher level of scrutiny if they include a combination of certain operational and economic features. Although the Company currently has no transactions pending before the FCC that would be subject to such higher scrutiny, this policy could limit the Company’s future ability to enter into SSAs or similar arrangements. In a Report and Order issued on April 15, 2014, the FCC amended its rules to treat any “joint sales agreement” (“JSA”) pursuant to which a television station sells more than 15% of the weekly advertising time of another television station in the same market as an attributable ownership interest subject to the Duopoly Rule. A similar rule already was in effect for radio JSAs. Pursuant to that order and related legislation, existing JSAs that create impermissible duopolies must be unwound or revised to come into compliance by December 19, 2016. The Company is not a party to any JSAs. An appeal of the FCC’s April 15, 2014 Report and Order is pending before the U.S. Court of Appeals for the District of Columbia Circuit. In a Report and Order and Further Notice of Proposed Rulemaking issued on March 31, 2014, the FCC is seeking comment on whether to eliminate or modify its “network non-duplication” and “syndicated exclusivity” rules, pursuant to which local television stations may enforce their contractual exclusivity rights with respect to network and syndicated programming. Pursuant to the Satellite Television Extension and Localism Act of 2010 (“STELA”) Reauthorization Act, enacted in December 2014 (“STELAR”), the FCC has adopted regulations prohibiting a television station from coordinating retransmission consent negotiations or negotiating retransmission consent on a joint basis with a separately owned television station in the same market. The Company does not currently engage in retransmission consent negotiations jointly with any other stations in its markets. In response to Congress’s directive in STELAR,

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

on September 2, 2015, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) seeking comment on whether the FCC should make changes to its rules requiring that commercial broadcast television stations and multichannel video programming distributors (“MVPDs”) negotiate in “good faith” for the retransmission by MVPDs of local television signals. Under the Communications Act, MVPDs may not retransmit a commercial broadcast television station’s signal without the station’s consent (unless the station has elected “must-carry” status). Stations and MVPDs are required to negotiate for retransmission consent in “good faith.” The FCC’s rules implementing the good faith requirement identify certain practices that presumptively violate the obligation to negotiate in good faith. The FCC also may consider whether other practices violate the good faith requirement under the “totality of the circumstances.” The NPRM seeks comment generally on the state of the retransmission consent market and the effectiveness of the FCC’s existing rules. Although the NPRM does not propose any changes to the existing rules, it asks whether several practices should be considered consistent with, or a violation of, the good faith requirement. The Company cannot predict the impact of the FCC’s proposals on the Company’s business.
From time to time, the FCC revises existing regulations and policies in ways that could affect the Company’s broadcasting operations. In addition, Congress from time to time considers and adopts substantive amendments to the governing communications legislation. For example, legislation was enacted in February 2012 that, among other things, authorizes the FCC to conduct voluntary “incentive auctions” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.75 billion. If some or all of the Company’s television stations are required to change frequencies or otherwise modify their operations, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. In a Report and Order released on June 2, 2014, the FCC adopted rules to implement the incentive auction and repacking. On October 16, 2015, the FCC adopted a Public Notice announcing opening bid prices and establishing procedures for licensees wishing to participate in the incentive auction, which is scheduled to begin on March 29, 2016. Meanwhile, the FCC continues to release additional public notices and orders related to the repacking and incentive auctions. The Company cannot predict the likelihood, timing or outcome of any FCC regulatory action in this regard or its effect upon the Company’s business or financial position.
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
Other Contingencies—The Company and its subsidiaries are defendants from time to time in actions for matters arising out of their business operations. In addition, the Company and its subsidiaries are involved from time to time as parties in various regulatory, environmental and other proceedings with governmental authorities and administrative agencies. See Note 10 for a discussion of potential income tax liabilities.
The Company does not believe that any other matters or proceedings presently pending will have a material adverse effect, individually or in the aggregate, on its consolidated financial position, results of operations or liquidity.
NOTE 10: INCOME TAXES
In the three and nine months ended September 30, 2015, the Company recorded income tax expense related to continuing operations of $11 million and $33 million, respectively. The effective tax rate on pretax income from continuing operations was 28.9% and 35.1% in the three and nine months ended September 30, 2015, respectively. These rates differ from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

domestic production activities deduction and other non-deductible expenses. In addition, the three and nine months ended September 30, 2015 had favorable adjustments totaling $4 million related to the resolution of certain federal income tax matters and other adjustments.
In the three and nine months ended September 28, 2014, the Company recorded income tax expense related to continuing operations of $3 million and $63 million, respectively. The effective tax rate on pretax income from continuing operations was 4.8% and 29.7% for the three and nine months ended September 28, 2014, respectively. These rates differ from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, certain transaction costs not fully deductible for tax purposes and other non-deductible expenses. In addition, the three and nine months ended September 28, 2014 had favorable adjustments totaling $4 million related to the resolution of certain federal income tax matters, an $11 million one-time benefit due to the decrease in the Company’s net deferred tax liabilities as a result of the Publishing Spin-off and its impact on the Company’s corporate structure as well as less than $1 million of other adjustments.
Newsday and Chicago Cubs Transactions—As further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014, the Company consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC, through NMG Holdings, Inc., owned approximately 97% and the Company owned approximately 3% of NHLLC. The fair market value of the contributed NMG net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. In March 2013, the IRS issued its audit report on the Company’s federal income tax return for 2008 which concluded that the gain should have been included in the Company’s 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax through September 30, 2015 would be approximately $36 million. The Company disagrees with the IRS’s position and has timely filed its protest in response to the IRS’s proposed tax adjustments. The Company is contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, the Company would also be subject to approximately $32 million, net of tax benefits, of state income taxes and related interest through September 30, 2015. The Company does not maintain any tax reserves relating to the Newsday Transactions. In accordance with ASC Topic 740, “Income Taxes,” the Company’s unaudited condensed consolidated balance sheet at December 28, 2014 included a deferred tax liability of $110 million related to the future recognition of taxable income related to the Newsday Transactions. As further described in Note 6, on September 2, 2015, the Company sold its remaining interest in the Newsday partnership. The Company’s remaining deferred tax liability of $101 million became payable upon the consummation of the sale. The sale of its partnership interest does not impact the ongoing IRS audit, nor does it change the Company’s view on the tax position(s) taken on the original transaction. If the IRS prevails, any tax and interest due will be adjusted to reflect any tax payments made subsequent to 2008.
As further described in Note 8 to the Company’s audited consolidated financial statements for the fiscal year ended December 28, 2014, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and the Company owns 5% of the membership interests in New Cubs LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. The IRS is currently auditing the Company’s 2009 federal income tax return which includes the Chicago Cubs Transactions. The Company expects the IRS audit to be concluded during 2016. If the gain on the Chicago Cubs Transactions is deemed by the IRS to be taxable in 2009, the federal and state income taxes would be approximately $225 million before interest and penalties. The Company does not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, the Company’s unaudited condensed consolidated balance sheet at September 30, 2015 includes a deferred tax liability of $167 million related to the future recognition of taxable income related to the Chicago Cubs Transactions.
Other—Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. The Company accounts for uncertain tax positions in accordance

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

with ASC Topic 740, which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s liability for unrecognized tax benefits totaled $17 million at September 30, 2015 and $19 million at December 28, 2014. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $10 million within the next twelve months due to the resolution of tax examination issues and statute of limitations expirations.
NOTE 11: PENSION AND OTHER RETIREMENT PLANS
The components of net periodic benefit cost (credit) for Company-sponsored pension and other postretirement benefits plans, including amounts included in income from discontinued operations, net of taxes, for the three and nine months ended September 30, 2015 and September 28, 2014 were as follows (in thousands):

	Pension Benefits
	Three Months Ended		Nine Months Ended
	September 30, 2015	September 28, 2014	September 30, 2015	September 28, 2014
Service cost	$177	$116	$531	$347
Interest cost	20,453	20,527	61,361	61,582
Expected return on plans’ assets	(27,922)	(28,264)	(83,767)	(84,792)
Recognized actuarial gain	—	(39)	—	(119)
Net periodic benefit credit	$(7,292)	$(7,660)	$(21,875)	$(22,982)

	Other Post Retirement Benefits
	Three Months Ended		Nine Months Ended
	September 30, 2015	September 28, 2014	September 30, 2015	September 28, 2014
Service cost	$27	$61	$81	$297
Interest cost	120	260	362	1,359
Recognized actuarial loss (gain)	6	(3)	18	(22)
Net periodic benefit cost	$153	$318	$461	$1,634
The amounts of net periodic benefit cost for Company-sponsored other post retirement plans applicable to continuing and discontinued operations for the three and nine months ended September 30, 2015 and September 28, 2014 were as follows (in thousands):

	Other Post Retirement Benefits
	Three Months Ended		Nine Months Ended
	September 30, 2015	September 28, 2014	September 30, 2015	September 28, 2014
Continuing operations	$153	$130	$461	$467
Discontinued operations	—	188	—	1,167
Net periodic benefit cost	$153	$318	$461	$1,634
For 2015, the Company does not expect to make any contributions to its qualified pension plans and expects to contribute $1 million to its other postretirement plans. In the three and nine months ended September 30, 2015, the Company made contributions of $0.5 million and $0.9 million, respectively, to its other postretirement plans. In the three and nine months ended September 28, 2014, the Company made contributions of $7 million and $11 million,

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

respectively, to certain of its qualified pension plans and $0.4 million and $3 million, respectively, to its other postretirement plans.
In the third quarter of 2015, the Company notified certain employees that it will no longer offer retiree medical coverage to employees who retire after January 1, 2016. The elimination of this coverage decreased the Company’s other postretirement benefit obligation by $3 million. This unrecognized gain will be recognized as amortization of prior service credits over 10 years, which represents the average remaining life expectancy of plan participants.
NOTE 12: CAPITAL STOCK
As of the Effective Date, Reorganized Tribune Company issued 78,754,269 shares of Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), and 4,455,767 shares of Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and together with Class A Common Stock, “Common Stock”). Certain creditors that were entitled to receive Common Stock, either voluntarily elected to receive Class B Common Stock in lieu of Class A Common Stock or were allocated Class B Common Stock in lieu of Class A Common Stock in order to comply with the FCC’s ownership rules and requirements. The Class A Common Stock and Class B Common Stock generally provide identical economic rights, but holders of Class B Common Stock have limited voting rights, including that such holders have no right to vote in the election of directors. Subject to the ownership limitations described below, each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock, in each case, at the option of the holder at any time. During the three months ended September 30, 2015, no shares of Class B Common Stock or Class A Common Stock were converted to the other class. During the three months ended September 28, 2014, on a net basis, 23,138 shares of Class B Common Stock were converted into 23,138 shares of Class A Common Stock. During the nine months ended September 30, 2015 and September 28, 2014, on a net basis, 2,401,409 and 262,522 shares, respectively, of Class B Common Stock were converted into 2,401,409 and 262,522 shares, respectively, of Class A Common Stock.
In addition, on the Effective Date, Reorganized Tribune Company entered into the Warrant Agreement, pursuant to which the Company issued 16,789,972 Warrants to purchase Common Stock (the “Warrants”). The Company issued the Warrants in lieu of Common Stock to creditors that were otherwise eligible to receive Common Stock in connection with the implementation of the Plan in order to comply with the FCC’s foreign ownership restrictions. Each Warrant entitles the holder to purchase from the Company, at the option of the holder and subject to certain restrictions set forth in the Warrant Agreement and described below, one share of Class A Common Stock or one share of Class B Common Stock at an exercise price of $0.001 per share, subject to adjustment and a cashless exercise feature. The Warrants may be exercised at any time on or prior to December 31, 2032. During the three months ended September 30, 2015 and September 28, 2014, 10,380 and 930,881 Warrants, respectively, were exercised for 10,380 and 930,879 shares, respectively, of Class A Common Stock. During the nine months ended September 30, 2015 and September 28, 2014, 1,705,368 and 4,303,727 Warrants, respectively, were exercised for 1,705,361 and 4,303,695 shares, respectively, of Class A Common Stock. No Warrants were exercised for Class B Common Stock during the three and nine months ended September 30, 2015. No Warrants were exercised for Class B Common Stock during the three months ended September 28, 2014. During the nine months ended September 28, 2014, 100 Warrants were exercised for 100 shares of Class B Common Stock. At September 30, 2015, the following amounts were issued: 304,593 Warrants, 99,961,433 shares of Class A Common Stock, of which 5,825,623 were held in treasury, and 36,674 shares of Class B Common Stock. As of September 30, 2015, the Company reserved 6,668 shares of Class A Common Stock for issuance pursuant to restricted stock award agreements entered into during the second quarter of 2013.
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
During 2014, the Company repurchased 1,101,160 shares in open market transactions for $68 million at an average price of $61.58 per share, which included 125,566 shares, valued at $8 million, for which the Company placed trades prior to December 28, 2014 that were not settled until the first three business days of the first quarter of 2015. During the first quarter of 2015, the Company repurchased 2,806,244 shares in open market transactions for $165 million at an average price of $58.86 per share. During the second quarter of 2015, the Company repurchased 371,738 shares in open market transactions for $20 million at an average price of $53.87 per share, which included 215,017 shares, valued at $12 million, for which the Company placed trades prior to June 30, 2015 that were not settled until the third quarter of 2015. During the third quarter of 2015, the Company repurchased 1,546,481 shares in open market transactions for $80 million at an average price of $51.74 per share. As of September 30, 2015, the remaining authorized amount under the current authorization totaled approximately $67 million.
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
On July 30, 2015, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share paid on August 24, 2015 to holders of record of Common Stock as of August 10, 2015. In addition, pursuant to the terms of the Warrant Agreement, the Company made a cash payment of $0.25 per Warrant on August 24, 2015 to holders of record of Warrants at the close of business on August 10, 2015. The total aggregate payment on August 24, 2015 totaled $24 million.
On November 4, 2015, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on December 7, 2015 to holders of record of Common Stock and Warrants as of November 20, 2015.
The payment of the cash dividends also results in the issuance of Dividend Equivalent Units (“DEUs”) to holders of RSUs and PSUs each, as defined and described in Note 13.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are at the discretion of the Board and will depend upon various factors then existing, including earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions with respect to payment of dividends (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility), restrictions imposed by applicable law, general business conditions and other factors that the Board may deem relevant. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of the Company’s Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held. Furthermore, the Compensation Committee of the Board approved forfeitable dividend equivalents for all RSUs and PSUs (as defined in Note 13), which will be reinvested in RSUs and PSUs and settled concurrently with vesting of associated RSUs and PSUs. Pursuant to the Company’s policy, the forfeitable DEUs and dividends payable in cash are treated as a reduction of Retained Earnings.
NOTE 13: STOCK-BASED COMPENSATION
On March 1, 2013, as permitted under the Plan, the Compensation Committee of the Board adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) for the purpose of granting stock awards to directors, officers and employees of the Company and its subsidiaries. Stock awarded pursuant to the Equity Incentive Plan is limited to five percent of the outstanding Common Stock on a fully diluted basis as of the Effective Date. There are 5,263,000 shares of Common Stock authorized for issuance under the Equity Incentive Plan. As of September 30, 2015, the Company had 2,289,214 shares of Common Stock available for grant.
The Equity Incentive Plan provides for the granting of non-qualified stock options (“NSOs”), restricted stock units (“RSUs”), performance share units (“PSUs”) and restricted and unrestricted stock awards (collectively “Equity Awards”). Pursuant to ASC Topic 718, “Compensation-Stock Compensation,” the Company measures stock-based compensation costs on the grant date based on the estimated fair value of the award and recognizes compensation costs on a straight-line basis over the requisite service period for the entire award. The Company’s Equity Incentive Plan allows employees to surrender to the Company shares of vested common stock upon vesting of their stock awards or at the time they exercise their NSOs in lieu of their payment of the required withholdings for employee taxes. The Company does not withhold taxes on Equity Awards in excess of minimum required statutory requirements.
Holders of RSUs and PSUs also receive DEUs until the RSUs or PSUs vest. The number of DEUs granted for each RSU or PSU is calculated based on the value of the dividends per share paid on the Company’s Common Stock and the closing price of the Company’s Common Stock on the dividend payment date. The DEUs vest with the underlying RSU or PSU.
NSO and RSU awards generally vest 25% on each anniversary of the date of the grant. Under the Equity Incentive Plan, the exercise price of an NSO award cannot be less than the market price of Common Stock at the time the NSO award is granted and has a maximum contractual term of 10 years. PSU awards cliff vest at the end of the two-year and three-year performance periods, depending on the period specified in each respective PSU agreement. The number of PSUs that ultimately vest depends on the Company’s performance relative to specified financial targets for fiscal years 2015, 2016 and 2017. Additionally, RSUs and PSUs are entitled to DEUs. See Note 12 for further information. Restricted and unrestricted stock awards have been issued to certain members of the Board as compensation for retainer fees and long-term awards. The Company intends to facilitate settlement of all vested awards in Common Stock, with the exception of certain RSUs granted to non-US based employees which the Company expects to settle in cash.
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
In connection with the Special Cash Dividend (see Note 12), and pursuant to the terms of the Equity Incentive Plan, the number of the Company’s employees’ outstanding equity awards, and the exercise price of the NSOs, were adjusted to preserve the fair value of the awards immediately before and after the Special Cash Dividend. The Company’s Class A Common Stock began trading ex-dividend on March 23, 2015 (the “Ex-dividend Date”). The conversion ratio (the “Ratio”) used to adjust the awards was based on the ratio of (a) unaffected closing price of Class A Common Stock on the day before the Ex-dividend Date to (b) the opening price of Class A Common Stock on the Ex-dividend Date. As the above adjustments were made pursuant to existing anti-dilution provisions of the Equity Incentive Plan, the Company did not record any incremental compensation expense related to the conversion of the Equity Awards. The Equity Awards continue to vest over the original vesting period, as described above. The combined impact of this award activity is collectively referred to as the “Adjustments.” The Adjustments increased outstanding Equity Awards by 251,537 shares, which are separately included in the line item “Adjustments due to the Special Cash Dividend” in the tables below.
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
The following table provides the weighted-average assumptions used to determine the fair value of NSO awards granted during the nine months ended September 30, 2015:

Nine Months Ended September 30, 2015
Risk-free interest rate	1.71%
Expected dividend yield (1)	0.17%
Expected stock price volatility	44.47%
Expected life (in years)	6.25

(1) Prior to the Board’s approval of quarterly dividends in the second quarter of 2015, the Company utilized a 0% expected dividend yield assumption in its Black-Scholes calculations.
The Company determines the fair value of PSU, RSU and unrestricted and restricted stock awards by reference to the quoted market price of the Common Stock on the date of the grant.
Stock-based compensation expense for the three and nine months ended September 30, 2015 totaled $7 million and $24 million, respectively. Stock-based compensation expense for the three and nine months ended September 28, 2014, including the expense attributable to Tribune Publishing prior to the Publishing Spin-off, totaled $6 million and $22 million, respectively.

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

	Nine Months Ended September 30, 2015
	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	974,518	$70.90
Granted	449,197	57.91
Exercised	(3,370)	49.40
Forfeited	(130,090)	61.12
Cancelled	(3,488)	67.59
Adjustments due to the Special Cash Dividend	145,219	*
Outstanding, end of period (1)	1,431,986	$60.58
Vested and exercisable, end of period (1)	310,357	$61.89

* Not meaningful
(1) The weighted average exercise price of options outstanding as of September 30, 2015 reflects the adjustment for the Special Cash Dividend.

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

	Nine Months Ended September 30, 2015
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	633,182	$68.76
Granted	456,771	57.18
Dividend equivalent units granted	10,165	44.63
Vested	(195,649)	67.26
Dividend equivalent units vested	(26)	45.86
Forfeited	(119,003)	58.93
Dividend equivalent units forfeited	(726)	45.51
Adjustments due to the Special Cash Dividend	88,836	*
Outstanding and nonvested, end of period (1)(2)	873,550	$58.66

* Not meaningful
(1) Includes 7,906 RSUs which were granted to foreign employees and which the Company expects to settle in cash. These RSUs generally vest over a four year period. The fair value of these RSUs at September 30, 2015 was not material.
(2) The weighted average fair value of outstanding RSUs as of September 30, 2015 reflects the adjustment for the Special Cash Dividend.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of activity and weighted average fair values related to the restricted and unrestricted stock awards is as follows:

	Nine Months Ended September 30, 2015
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

	Nine Months Ended September 30, 2015
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	43,219	$74.35
Granted (1)	65,982	68.10
Dividend equivalent units granted	2,046	44.71
Forfeited	(13,532)	64.29
Dividend equivalent units forfeited	(222)	44.71
Adjustment due to the Special Cash Dividend (1)	11,575	*
Outstanding and nonvested, end of period (1)(2)	109,068	$65.82

* Not meaningful
(1) Represents shares of PSUs for which performance targets have been established and which are deemed granted under U.S. GAAP. An additional adjustment of 5,907 PSUs which have not yet been deemed granted under U.S. GAAP is not reflected in the table above.
(2) The weighted average fair value of outstanding PSUs as of September 30, 2015 reflects the adjustment for the Special Cash Dividend.
As of September 30, 2015, the Company had not yet recognized compensation cost on nonvested awards as follows (dollars in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
Nonvested awards	$70,193	2.5

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 14: EARNINGS PER SHARE
The Company computes earnings (loss) per common share (“EPS”) from continuing operations, discontinued operations and net earnings per common share under the two-class method which requires the allocation of all distributed and undistributed earnings to common stock and other participating securities based on their respective rights to receive distributions of earnings or losses. The Company’s Class A Common Stock and Class B Common Stock equally share in distributed and undistributed earnings. The Company accounts for the Warrants as participating securities, as holders of the Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company’s earnings concurrently with such distributions made to the holders of Common Stock, subject to certain restrictions relating to FCC rules and requirements. Under the terms of the Company’s RSU and PSU agreements, unvested RSUs and PSUs contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of September 30, 2015, there were 11,237 DEUs outstanding, which will vest at the time that the underlying RSU or PSU vests.
The Company computes basic EPS by dividing income from continuing operations, loss from discontinued operations, and net income, respectively, applicable to common shares by the weighted average number of common shares outstanding during the period. In accordance with the two-class method, undistributed earnings applicable to the Warrants have been excluded from the computation of basic EPS. Diluted EPS is computed by dividing income from continuing operations, loss from discontinued operations, and net income, respectively, by the weighted average number of common shares outstanding during the period as adjusted for the assumed exercise of all outstanding stock awards. The calculation of diluted EPS assumes that stock awards outstanding were exercised at the beginning of the period. The Warrants and stock awards are included in the calculation of diluted EPS only when their inclusion in the calculation is dilutive.
ASC Topic 260, “Earnings per Share,” states that the presentation of basic and diluted EPS is required only for common stock and not for participating securities. For the three and nine months ended September 30, 2015, 308,612 and 1,069,798 of the outstanding weighted-average Warrants, respectively, have been excluded from the below table. For the three and nine months ended September 28, 2014, 2,768,872 and 3,708,430 of the outstanding weighted-average Warrants, respectively, have been excluded from the below table.
The calculation of basic and diluted EPS is presented below (in thousands, except for per share data):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 28, 2014	September 30, 2015	September 28, 2014
EPS numerator:
Income from continuing operations, as reported	$27,858	$52,886	$61,010	$148,435
Less: Dividends distributed to Warrants	77	—	249	—
Less: Undistributed earnings allocated to Warrants	91	1,461	679	5,499
Income from continuing operations attributable to common shareholders for basic EPS	$27,690	$51,425	$60,082	$142,936
Add: Undistributed earnings allocated to dilutive securities (1)	—	2	2	15
Income from continuing operations attributable to common shareholders for diluted EPS	$27,690	$51,427	$60,084	$142,951

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 28, 2014	September 30, 2015	September 28, 2014
(Loss) income from discontinued operations, as reported	$—	$(14,889)	$—	$13,552
Less: Undistributed earnings allocated to Warrants	—	(411)	—	502
(Loss) income from discontinued operations attributable to common shareholders for basic and diluted EPS (1)	$—	$(14,478)	$—	$13,050

Net income attributable to common shareholders for basic EPS	$27,690	$36,947	$60,082	$155,986
Net income attributable to common shareholders for diluted EPS	$27,690	$36,949	$60,084	$156,001

EPS denominator:
Weighted average shares outstanding - basic	94,437	97,384	95,060	96,401
Impact of dilutive securities (1)	75	226	214	239
Weighted average shares outstanding - diluted	94,512	97,610	95,274	96,640

Basic Earnings (Loss) Per Common Share from:
Continuing Operations	$0.29	$0.53	$0.63	$1.48
Discontinued Operations	—	(0.15)	—	0.14
Net Earnings Per Common Share	$0.29	$0.38	$0.63	$1.62

Diluted Earnings (Loss) Per Common Share from:
Continuing Operations	$0.29	$0.53	$0.63	$1.47
Discontinued Operations	—	(0.15)	—	0.14
Net Earnings Per Common Share	$0.29	$0.38	$0.63	$1.61

(1)
The impact of dilutive securities associated with Equity Awards held by Tribune Publishing employees was immaterial. As such, all of the impact of dilutive securities has been allocated to diluted EPS from continuing operations.

Because of their anti-dilutive effect, 2,189,552 and 1,489,698 common share equivalents, comprised of NSOs, PSUs and RSUs, have been excluded from the diluted EPS calculation for the three and nine months ended September 30, 2015, respectively. Because of their anti-dilutive effect, 756,469 and 629,918 common share equivalents, comprised of NSOs and RSUs, have been excluded from the diluted EPS calculation for the three and nine months ended September 28, 2014, respectively.
NOTE 15: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) is a separate component of shareholders’ equity in the Company’s unaudited condensed consolidated balance sheets. The following table summarizes the changes in

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

accumulated other comprehensive loss, net of taxes by component for the nine months ended September 30, 2015 (in thousands):

	Unrecognized Benefit Plan Gains and Losses	Foreign Currency Translation Adjustments	Unrealized Holding Gain on Marketable Securities	Total
Balance at December 28, 2014	$(49,323)	$(2,665)	$5,447	$(46,541)
Other comprehensive loss	(662)	(8,879)	(3,628)	(13,169)
Balance at September 30, 2015	$(49,985)	$(11,544)	$1,819	$(59,710)
NOTE 16: RELATED PARTY TRANSACTIONS
The Company’s company-sponsored pension plan assets include an investment in a loan fund limited partnership managed by Oaktree Capital Management, L.P., which is affiliated with Oaktree Tribune, L.P., a principal shareholder of Tribune Media Company. The fair value of this investment was $31 million at both September 30, 2015 and December 28, 2014. The pension plan assets have included an investment in this fund since 2008.
Oaktree is affiliated with funds that held between 10% and 15% of the outstanding shares of HWW at the time of the Company’s acquisition of HWW (see Note 3) was consummated and accordingly received a proportional share of the purchase price. The entry into the agreement was approved by the Company’s Audit Committee in accordance with the terms of the Company’s related person transactions policy.
The Secured Credit Facility syndicate of lenders includes funds affiliated with Oaktree. These funds held $39 million and $56 million of the Company’s Term B Loans and Former Term Loans at September 30, 2015 and December 28, 2014, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 17: BUSINESS SEGMENTS
The following table summarizes business segment financial data for the three and nine months ended September 30, 2015 and September 28, 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2015	September 28, 2014	September 30, 2015	September 28, 2014
Operating revenues:
Television and Entertainment	$429,700	$418,294	$1,285,622	$1,245,456
Digital and Data	46,561	43,434	140,388	108,726
Corporate and Other	12,333	13,130	36,845	41,757
Total operating revenues	$488,594	$474,858	$1,462,855	$1,395,939
Operating profit (loss):
Television and Entertainment	$64,061	$74,294	$190,497	$191,405
Digital and Data	(6,207)	(396)	(6,623)	(11,392)
Corporate and Other	(19,046)	(18,613)	(64,347)	(42,275)
Total operating profit	$38,808	$55,285	$119,527	$137,738
Depreciation:
Television and Entertainment	$12,194	$12,693	$35,640	$38,205
Digital and Data	2,456	2,035	6,882	5,757
Corporate and Other	4,377	3,263	11,525	8,280
Total depreciation	$19,027	$17,991	$54,047	$52,242
Amortization:
Television and Entertainment	$41,475	$42,010	$124,460	$154,837
Digital and Data	8,305	5,943	21,528	14,808
Total amortization	$49,780	$47,953	$145,988	$169,645
Capital Expenditures:
Television and Entertainment	$5,405	$7,909	$19,681	$17,301
Digital and Data	6,740	2,008	17,262	7,403
Corporate and Other	12,913	7,068	26,832	28,887
Discontinued Operations	—	3,304	—	6,295
Total capital expenditures	$25,058	$20,289	$63,775	$59,886

	September 30, 2015	December 28, 2014
Assets:
Television and Entertainment	$8,281,044	$8,234,456
Digital and Data	717,929	644,985
Corporate and Other	1,373,418	2,511,369
Assets held for sale	41,008	5,645
Total assets	$10,413,399	$11,396,455

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this management’s discussion and analysis, unless otherwise specified or the context otherwise requires, “Tribune,” “we,” “our,” “us” and the “Company” refer to Tribune Media Company and its consolidated subsidiaries.
As a result of the Publishing Spin-off (as further described below), the historical results of operations for Tribune Publishing are reported in discontinued operations for all periods presented. The following discussion of our results for the three and nine months ended September 30, 2015 and September 28, 2014 only relates to our continuing operations, unless otherwise noted.
This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes as well as our audited consolidated financial statements for the fiscal year ended December 28, 2014.
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the three and nine months ended September 30, 2015 (the “Quarterly Report”), as well as other public documents and statements of the Company, includes “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified or referenced under Item 1A “Risk Factors” included elsewhere in this Quarterly Report.
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

SIGNIFICANT EVENTS
Publishing Spin-Off
On August 4, 2014, we completed the Publishing Spin-off by distributing 98.5% of the outstanding shares of Tribune Publishing’s common stock to holders of our Common Stock and Warrants (as described in Note 2 to our audited consolidated financial statements for the fiscal year ended December 28, 2014). In the distribution, each holder of our Class A Common Stock, Class B Common Stock and Warrants (each as defined and described in Note 12 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015) received 0.25 of a share of Tribune Publishing common stock for each share of our Common Stock or Warrant held as of the record date of July 28, 2014. Based on the number of shares of our Common Stock and Warrants outstanding as of 5:00 p.m. Eastern Time on July 28, 2014 and the distribution ratio, 25,042,263 shares of Tribune Publishing common stock were distributed to our stockholders and holders of Warrants and we retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of outstanding common stock of Tribune Publishing. Subsequent to the distribution, Tribune Publishing became a separate publicly-traded company with its own board of directors and senior management team. Shares of Tribune Publishing common stock are listed on the New York Stock Exchange under the symbol “TPUB.” In connection with the Publishing Spin-off, we received a $275 million cash dividend from Tribune Publishing from a portion of the proceeds of a senior secured credit facility entered into by Tribune Publishing. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under our Term Loan Facility (see Note 7 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 for further information).

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
Under the TSA, we had $0.5 million and $6 million gross billings to Tribune Publishing for the three months ended September 30, 2015 and September 28, 2014, respectively, and gross billings of $2 million and $6 million for the nine months ended September 30, 2015 and September 28, 2014, respectively, primarily related to a pass-through of costs associated with providing the continuation of certain benefits to Tribune Publishing employees following the Publishing Spin-off. We also recognized $0.2 million and $1 million of fees primarily related to technology and shared services provided by Tribune Publishing which are included in selling, general and administrative expenses in our unaudited condensed consolidated statement of operations for the three and nine months ended September 30, 2015, respectively and $1 million of fees for the three and nine months ended September 28, 2014.
Discontinued Operations
Results of operations for publishing businesses included in the Publishing Spin-off are presented in discontinued operations in our unaudited condensed consolidated statements of operations and comprehensive income for all periods presented.
Summarized results of our discontinued operations and the impact of associated Publishing Spin-off adjustments are as follows (in thousands):

	Three Months Ended September 28, 2014 (1)	Nine Months Ended September 28, 2014 (1)
Operating revenues	$144,890	$970,501
Operating (loss) profit	(14,503)	38,712
Gain (loss) on equity investments, net	3	(626)
Interest expense (2)	(1,227)	(6,837)
Gain on investment transaction (3)	—	1,484
Reorganization items, net	(1)	(9)
(Loss) income before income taxes	(15,728)	32,724
Income tax (benefit) expense (4)	(839)	19,172
(Loss) income from discontinued operations, net of taxes	$(14,889)	$13,552

(1)	Three and nine months ended September 28, 2014 reflect results of operations for the Tribune Publishing businesses through August 4, 2014, the date of the Publishing Spin-off.

(2)
In connection with the Publishing Spin-off, on August 4, 2014 we received a $275 million cash dividend from Tribune Publishing utilizing borrowings of $350 million under a senior term loan facility entered into by Tribune Publishing prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under our Term Loan Facility (as defined and described below). Interest expense associated with our outstanding debt was allocated to discontinued operations based on the ratio of the $275 million cash dividend received from Tribune Publishing to the total outstanding indebtedness under the outstanding credit facilities in effect in each respective period prior to the Publishing Spin-off and totaled $1 million and $7 million for three and nine months ended September 28, 2014, respectively.

(3)
Gain on investment transaction consists of the $1 million gain related to the remeasurement of Tribune Publishing’s investment in McClatchy/Tribune Information Services (“MCT”) as a result of the acquisition of the remaining 50% interest in MCT during the second quarter of 2014.

(4)
The effective tax rate on pretax income from discontinued operations was 5.3% and 58.6% for the three and nine months ended September 28, 2014, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit) and the impact of certain nondeductible transaction costs.

The results of discontinued operations for the three and nine months ended September 28, 2014 also include certain costs, including legal and professional fees, incurred by the Company to complete the Publishing Spin-off which totaled $17 million and $23 million, respectively.
In conjunction with our emergence from bankruptcy, we consummated an internal restructuring pursuant to the terms of the Plan (as defined and described below). These restructuring transactions included, among other things, establishing a number of real estate holding companies. On December 21, 2012, the majority of the land and buildings owned by Tribune Publishing were transferred to these newly established real estate holding companies. In 2013, Tribune Publishing entered into lease agreements with the real estate holding companies to lease back certain land and buildings that were transferred. The initial term of these lease agreements was either five or ten years, with two optional renewal terms. Prior to the Publishing Spin-off, the revenues and expenses related to these lease agreements were treated as intercompany transactions and were not separately reflected in our consolidated financial statements. The real estate holding companies were not included in the Publishing Spin-off. Subsequent to the Publishing Spin-off, we reclassified the historical intercompany rental revenues related to these leases totaling $4 million and $24 million for the three and nine months ended September 28, 2014, respectively, into other revenues as an increase to income from continuing operations in our unaudited condensed consolidated statements of operations due to the continuing lease arrangements between us and Tribune Publishing following the Publishing Spin-off. Similarly, the historical intercompany rental costs incurred by Tribune Publishing for the three and nine months ended September 28, 2014 under these leases have been reclassified as a reduction of income from discontinued operations, net in our unaudited condensed consolidated statements of operations. There was no impact to our consolidated net income for any periods prior to the Publishing Spin-off as a result of these reclassifications. Subsequent to the Publishing Spin-off, all rental revenues earned by us under these leases with Tribune Publishing are reflected as other revenues in our consolidated statements of operations.
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
Since the Effective Date, we have substantially consummated the various transactions contemplated under the Plan. In particular, we have made all distributions of cash, Common Stock and Warrants (each as defined and described in Note 12 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015) that were required to be made under the terms of the Plan to creditors holding allowed claims as of December 31, 2012. Claims of general unsecured creditors that become allowed claims on or after the Effective Date have been or will be paid on the next quarterly distribution date after such allowance. At September 30, 2015, restricted cash held by us to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, we will be required to satisfy the allowed claims from our cash on hand from operations. See Note 9 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 and Note 3 to our audited consolidated financial statements for the fiscal year ended December 28, 2014 for further information regarding the Chapter 11 proceedings.
Secured Credit Facility
On December 27, 2013, in connection with our acquisition of Local TV, we as borrower, along with certain of our operating subsidiaries as guarantors, entered into a $4.073 billion secured credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A. (“JPMorgan”) (the “Secured Credit Facility”). The Secured Credit Facility consisted of a $3.773 billion term loan facility (the “Term Loan Facility”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). On June 24, 2015, we, the Guarantors (as defined below) and JPMorgan, as administrative agent, entered into an amendment (the “Amendment”) to the Secured Credit Facility. Prior to the Amendment and the Prepayment (as defined below), $3.479 billion of term loans (the “Former Term Loans”) were outstanding under the Secured Credit Facility. Pursuant to the Amendment, certain lenders under the Secured Credit Facility converted their Former Term Loans into the new tranche of term loans (the “Converted Term B Loans”), along with term loans advanced by certain new lenders, of $1.802 billion (the “New Term B Loans” and, together with the Converted Term B Loans, the “Term B Loans”). The proceeds of Term B Loans advanced by the new lenders were used to prepay in full all of the Former Term Loans that were not converted into Term B Loans. In addition, we used the net proceeds from the sale of the Notes (as defined below), together with cash on hand, to prepay (the “Prepayment”) $1.100 billion of Term B Loans. After giving effect to the Amendment and all prepayments contemplated thereby (including the Prepayment), there were $2.379 billion of Term B Loans outstanding under the Secured Credit Facility. We recorded a loss of $37 million on the extinguishment of the Former Term Loans in our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2015 as a portion of the facility was considered extinguished for accounting purposes.
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
See Note 7 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 for further information and significant terms and conditions associated with the Secured Credit Facility, including but not limited to interest rates, repayment terms, fees, restrictions, and affirmative and negative covenants.
5.875% Senior Notes due 2022
On June 24, 2015, we issued $1.1 billion aggregate principal amount of the 5.875% Senior Notes due 2022 (the “Notes”) under an Indenture, dated as of June 24, 2015 (the “Base Indenture”), among us, certain of our subsidiaries, as guarantors (the “Subsidiary Guarantors”), and The Bank of New York Mellon Trust Company, N.A. (in such capacity, the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of June 24, 2015, among us, the Subsidiary Guarantors and the Trustee (the “First Supplemental Indenture”), the Second Supplemental Indenture, dated as of September 8, 2015, among us, the Subsidiary Guarantors parties thereto and the Trustee (the “Second Supplemental Indenture”), and the Third Supplemental Indenture, dated as of October 8, 2015, among the Company, the Subsidiary Guarantors party thereto and the Trustee (the “Third Supplemental Indenture” and, together with the Base Indenture, the First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). We used the net proceeds from the sale of the Notes, together with cash on hand, to prepay $1.100 billion of Term B Loans under the Secured Credit Facility. The Notes bear interest at a rate of 5.875% per annum and interest is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2016. The Notes mature on July 15, 2022. The Notes are unsecured senior indebtedness and are effectively subordinated to our and the Subsidiary Guarantors’ existing and future secured indebtedness, including indebtedness under the Secured Credit Facility, to the extent of the value of the assets securing such indebtedness. The Indenture provides that the guarantee of each Subsidiary Guarantor is an unsecured senior obligation of that Subsidiary Guarantor. The Notes are, subject to certain exceptions, guaranteed by each of our domestic subsidiaries that guarantee our obligations under the Secured Credit Facility.
See Note 7 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 for further information and significant terms and conditions associated with the Notes, including but not limited to repayment terms, fees, restrictions, and affirmative and negative covenants.

Newsday and Chicago Cubs Transactions
As further described in Note 8 to our audited consolidated financial statements for the fiscal year ended December 28, 2014, we consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC Holdings, LLC (“CSC”), formerly CSC Holdings, Inc., through NMG Holdings, Inc., owned approximately 97% and we owned approximately 3% of Newsday Holdings LLC (“NHLLC”). The fair market value of the contributed NMG net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the Internal Revenue Code (“IRC”) and related regulations. In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain should have been included in our 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax through September 30, 2015 would be approximately $36 million. We disagree with the IRS’s position and have timely filed our protest in response to the IRS’s proposed tax adjustments. We are contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, we would also be subject to approximately $32 million, net of tax benefits, of state income taxes and related interest through September 30, 2015. We do not maintain any tax reserves relating to the Newsday Transactions. In accordance with ASC Topic 740, “Income Taxes,” our unaudited condensed consolidated balance sheets at December 28, 2014 included a deferred tax liability of $110 million related to the future recognition of taxable income related to the Newsday Transactions. As further described in Note 6, on September 2, 2015 we sold our remaining interest in the Newsday partnership. Our remaining deferred tax liability of $101 million became payable upon the consummation of the sale. We expect the tax payments will be made prior to the end of 2015. The sale of our partnership interest does not impact the ongoing IRS audit, nor does it change our view on the tax position(s) taken on the original transaction. If the IRS prevails, any tax and interest due will be adjusted to reflect any tax payments made subsequent to 2008.
As further described in Note 8 to our audited consolidated financial statements for the fiscal year ended December 28, 2014, we consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and we own 5% of the membership interests in New Cubs, LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. The IRS is currently auditing our 2009 federal income tax return which includes the Chicago Cubs Transactions. We expect the IRS audit to be concluded during 2016. If the gain on the Chicago Cubs Transactions is deemed by the IRS to be taxable in 2009, the federal and state income taxes would be approximately $225 million before interest and penalties. We do not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, our unaudited condensed consolidated balance sheets at September 30, 2015 include a deferred tax liability of $167 million related to the future recognition of taxable income related to the Chicago Cubs Transactions.
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
See Note 3 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 for further description of these acquisitions.
2014 Acquisitions
HWW
On October 1, 2014, we completed an acquisition of all the issued and outstanding equity interests of HWW for $18 million, net of cash acquired, from ninemsn Pty Limited. HWW is a leading Australian provider of TV and movie data and expands our Digital and Data segment’s reach into the Australian TV and digital entertainment markets as well as its global dataset to include Australian TV and movie data. HWW syndicates TV and movie data to leading Australian broadcasters, pay-TV operators and on-demand services for program guides on a wide range of devices, including IPTV, cable & satellite set-top boxes, smart TVs and mobile apps. HWW has data describing millions of TV programs and movies across more than 500 national and local TV channels in Australia and its DataGenius software platform is used to support entertainment data services across Australasia, Africa and the Middle East. See Note 3 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 for further description of this acquisition.
Baseline
On August 29, 2014, we completed an acquisition of all of the outstanding and issued limited liability company interests of Baseline for $49 million, net of cash acquired. Baseline is a provider of film and television information and related services with movie and TV databases featuring information for more than 300,000 movie and TV projects, information on nearly 1.5 million TV and film professionals, and foreign and domestic box office data. Baseline expands the reach of our Digital and Data segment into the studio and TV network communities with data and services geared towards entertainment industry professionals. See Note 3 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 for further description of this acquisition.
What’s ON

On July 4, 2014, we completed an acquisition of all of the outstanding and issued equity interests of What’s ON for a purchase price of $27 million, net of cash acquired, consisting of $21 million net initial cash consideration and $6 million recorded as the net present value of additional deferred payments. The acquisition of What’s ON may also include additional payments in 2015 and 2016 to selling management shareholders totaling up to $8 million which will be accounted for as compensation expense as the payments are earned, in accordance with ASC Topic 805, “Business Combinations.” In the second quarter of 2015, we made a payment of $4 million to selling management shareholders pursuant to the above arrangements. We expect to make the final additional payment in 2016. What’s ON expands the reach of our Digital and Data segment in the television search and Electronic Program Guide (“EPG”) markets as What’s ON is a leading television search and EPG data provider for India and the Middle East. See Note 3 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 for further description of this acquisition.
Landmark
On May 1, 2014, we completed an acquisition of the issued and outstanding limited liability company interests of Capital-Gazette Communications, LLC and Landmark Community Newspapers of Maryland, LLC from Landmark Media Enterprises, LLC (the “Landmark Acquisition”) for $29 million in cash, net of certain working capital and other closing adjustments. Results of operations attributable to Landmark from the date of acquisition are reflected within discontinued operations for the periods prior to the Publishing Spin-off. See Note 3 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 for further description of this acquisition.
Gracenote
On January 31, 2014, we completed an acquisition of all of the outstanding and issued equity interests of Gracenote, Inc. (“Gracenote”) for $158 million, net of cash acquired. Gracenote, a global leader in digital entertainment data, maintains and licenses data, products and services to businesses that enable their end users to discover analog and digital media on virtually any device. The Gracenote acquisition expands our reach into new growth areas, including streaming music services, mobile devices and automotive infotainment. Gracenote is a leading provider of music and voice recognition technology and is supported by the industry’s largest source of music and video metadata. See Note 3 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 for further description of this acquisition.

Sale of Equity Interest in Classified Ventures

On October 1, 2014, we sold our 27.8% equity interest in Classified Ventures, LLC (“CV”) to TEGNA, Inc (as successor to Gannett Co., Inc.) (“TEGNA”). As part of the transaction, TEGNA acquired the equity interests of the remaining partners and thereby acquired full ownership of CV. CV was valued at $2.5 billion for purposes of the transaction, and estimated gross proceeds of $1.8 billion were paid to the selling partners at closing. Our portion of the proceeds from the transaction was $686 million before taxes ($426 million after taxes), of which $28 million was to be held in escrow until October 1, 2015. On September 30, 2015, TEGNA filed a claim notice with respect to certain funds held in escrow pursuant to the unit purchase agreement dated August 5, 2014. In October 2015, we received the escrow proceeds of $25 million which were not subject to the above claim notice. We are currently evaluating the merits of the claim notice with respect to the remaining $3 million of escrow funds. Our pretax gain on the sale of CV recognized in the fourth quarter of 2014 was $372 million. Prior to closing, CV made a final distribution of all cash on hand from operations to the current owners. Our portion of this final distribution was $6 million, which is in addition to the proceeds from the sale transaction. On April 2, 2015, we received an additional cash distribution of $8 million pursuant to CV’s collection of a contingent receivable, which is reflected as a non-operating gain in our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2015.

RESULTS OF OPERATIONS
Beginning in fiscal 2015, the Television and Entertainment reportable segment includes the Company’s Zap2it.com entertainment website business, which was previously included in the Digital and Data reportable segment. Certain previously reported amounts have been reclassified to conform to the current presentation; the impact of this reclassification was immaterial.
On April 16, 2015, our Board of Directors (the “Board”) approved the change of our fiscal year end from the last Sunday in December of each year to December 31 of each year and to change our fiscal quarter end to the last calendar day of each quarter. This change in fiscal year end was effective with the second fiscal quarter, which ended on June 30, 2015. As a result of this change, the fiscal quarter and nine months ended September 30, 2015 includes one and three additional days, respectively, compared to the fiscal quarter and nine months ended September 28, 2014.
The following discussion and analysis presents a review of our continuing operations as of and for the three and nine months ended September 30, 2015 and September 28, 2014.

CONSOLIDATED
Consolidated operating results for the three and nine months ended September 30, 2015 and September 28, 2014 are shown in the table below:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2015	September 28, 2014	Change	September 30, 2015	September 28, 2014	Change
Operating revenues	$488,594	$474,858	+3%	$1,462,855	$1,395,939	+5%

Operating profit	$38,808	$55,285	-30%	$119,527	$137,738	-13%

Income on equity investments, net	$36,987	$40,559	-9%	$119,834	$197,775	-39%

Income from continuing operations(1)	$27,858	$52,886	-47%	$61,010	$148,435	-59%

(Loss) income from discontinued operations, net of taxes	$—	$(14,889)	*	$—	$13,552	*

Net income(1)	$27,858	$37,997	-27%	$61,010	$161,987	-62%

*	Represents positive or negative change equal to, or in excess of 100%
(1) Results for the nine months ended September 30, 2015 include a $37 million pre-tax loss on extinguishment of debt, as further described in Note 7 to our unaudited condensed consolidated financial statements.
Operating Revenues and Operating Profit (Loss)—Consolidated operating revenues and operating profit (loss) by business segment for the three and nine months ended September 30, 2015 and September 28, 2014 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2015	September 28, 2014	Change	September 30, 2015	September 28, 2014	Change
Operating revenues
Television and Entertainment	$429,700	$418,294	+3%	$1,285,622	$1,245,456	+3%
Digital and Data	46,561	43,434	+7%	140,388	108,726	+29%
Corporate and Other	12,333	13,130	-6%	36,845	41,757	-12%
Total operating revenues	$488,594	$474,858	+3%	$1,462,855	$1,395,939	+5%
Operating profit (loss)
Television and Entertainment	$64,061	$74,294	-14%	$190,497	$191,405	—%
Digital and Data	(6,207)	(396)	*	(6,623)	(11,392)	-42%
Corporate and Other	(19,046)	(18,613)	+2%	(64,347)	(42,275)	+52%
Total operating profit	$38,808	$55,285	-30%	$119,527	$137,738	-13%

*	Represents positive or negative change equal to, or in excess of 100%

Three Months Ended September 30, 2015 compared to the Three Months Ended September 28, 2014
Consolidated operating revenues increased 3%, or $14 million, in the three months ended September 30, 2015 due primarily to an increase of $11 million in Television and Entertainment revenues, driven by higher retransmission consent and carriage fees, and an increase of $3 million in Digital and Data revenues, primarily as a result of Baseline and HWW, which were acquired in the second half of 2014 and Infostrada Sports, SportsDirect, Covers and Enswers, which were acquired in the second quarter of 2015. Consolidated operating profit decreased 30%, or $16 million, in the three months ended September 30, 2015, primarily due to lower Television and Entertainment operating profit and a higher operating loss at Digital and Data.
Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 28, 2014
Consolidated operating revenues increased 5%, or $67 million, in the nine months ended September 30, 2015 primarily due to an increase of $40 million in Television and Entertainment revenues, driven by higher retransmission consent and carriage fees, and an increase of $32 million in Digital and Data revenues, primarily as a result of the additional month in 2015 of Gracenote, which was acquired on January 31, 2014, the acquisitions of What’s ON, Baseline and HWW, which were acquired in the second half of 2014 and Infostrada Sports, SportsDirect, Covers and Enswers, which were acquired in the second quarter of 2015. Consolidated operating profit decreased 13%, or $18 million, in the nine months ended September 30, 2015, as a decrease in the Digital and Data operating loss was more than offset by higher Corporate and Other operating losses primarily due to expenses related to implementations of new technology applications and the establishment of new shared services operations following the separation from Tribune Publishing systems in connection with the Publishing Spin-off.
Operating Expenses—Consolidated operating expenses for the three and nine months ended September 30, 2015 and September 28, 2014 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2015	September 28, 2014	Change	September 30, 2015	September 28, 2014	Change
Programming	$116,295	$93,928	+24%	$347,493	$269,551	+29%
Direct operating expenses	110,808	107,553	+3%	326,329	311,257	+5%
Selling, general and administrative	153,876	152,148	+1%	469,471	455,506	+3%
Depreciation	19,027	17,991	+6%	54,047	52,242	+3%
Amortization	49,780	47,953	+4%	145,988	169,645	-14%
Total operating expenses	$449,786	$419,573	+7%	$1,343,328	$1,258,201	+7%

Three Months Ended September 30, 2015 compared to the Three Months Ended September 28, 2014
Programming expenses, which represented 24% of revenues for the three months ended September 30, 2015 compared to 20% for the three months ended September 28, 2014, increased 24%, or $22 million, due primarily to higher network affiliation fees, sports programming costs and production costs at Tribune Studios. See the Television and Entertainment discussion below for further details.
Direct operating expenses, which represented 23% of revenues for both the three months ended September 30, 2015 and September 28, 2014, increased 3%, or $3 million, due primarily to higher compensation expense. Compensation expense increased 3%, or $3 million, primarily at Television and Entertainment driven by increased staff levels and expanded news programming across several stations.
Selling, general, and administrative (“SG&A”) expenses, which represented 31% of revenues for the three months ended September 30, 2015 compared to 32% for the three months ended September 28, 2014, increased 1%, or $2 million, due mainly to higher compensation expense and outside services, partially offset by lower promotion and other expenses. Compensation expense increased 8%, or $6 million, primarily due to higher direct pay and benefits of $3 million at Television and Entertainment driven by increased staff levels and merit increases as well as higher stock-based compensation expense across all segments of $2 million. Outside services expense increased 24%, or $4 million, due mainly to a $3 million increase at Digital and Data related to the integration of businesses acquired in 2014 and 2015 and associated consulting and technology costs, an increase of $1 million associated with the costs of operating the websites of our stations at Television and Entertainment and an increase of $3 million at Corporate and Other for consulting fees and real estate related projects, partially offset by a $3 million decrease in transaction related costs associated with our 2014 acquisitions. Promotion expense decreased 20%, or $6 million, due primarily to lower advertising expenses related to programming that airs on WGN America.
Depreciation expense increased 6%, or $1 million, in the three months ended September 30, 2015.
Amortization expense increased 4%, or $2 million, in the three months ended September 30, 2015, primarily due to the intangible assets acquired as a result of the 2014 and 2015 acquisitions at Digital and Data.
Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 28, 2014
Programming expenses, which represented 24% of revenues for the nine months ended September 30, 2015 compared to 19% for the nine months ended September 28, 2014, increased 29%, or $78 million, due primarily to higher fees for renewed network affiliation agreements, higher amortization of license fees for first-run original programs and new syndicated programs, higher sports programming costs and higher production costs at Tribune Studios. The amortization of license fees for the first-run original programs Salem and Manhattan at WGN America increased by $21 million. The amortization of license fees for new syndicated programs Blue Bloods, Person of Interest and Elementary increased by $15 million. See the Television and Entertainment discussion below for further details.
Direct operating expenses, which represented 22% of revenues for both the nine months ended September 30, 2015 and September 28, 2014, increased 5%, or $15 million, due primarily to higher compensation expense. Compensation expense increased 6%, or $14 million, primarily at Television and Entertainment driven by increased staff levels and expanded news programming across several stations and a $2 million increase at Digital and Data primarily due to the additional expenses related to the acquisitions of What’s ON, Baseline, HWW, Infostrada Sports, SportsDirect, Covers and Enswers.
SG&A expenses, which represented 32% of revenues for the nine months ended September 30, 2015 compared to 33% for the nine months ended September 28, 2014, increased 3%, or $14 million, due mainly to higher compensation, partially offset by lower outside services and promotion expenses. Compensation expense increased 12%, or $25 million, of which $10 million was at Television and Entertainment driven by increased staff levels and merit increases, $6 million was at Digital and Data due to the added expense attributed to the acquisitions in 2014 of Gracenote, What’s ON, Baseline and HWW and the 2015 acquisitions of Infostrada Sports, SportsDirect, Covers and Enswers, and $4 million was at Corporate and Other driven by increased staffing levels for technology and shared services resulting from the separation from Tribune Publishing systems as well as higher stock-based compensation expense across all segments of $4 million. Outside services decreased 3%, or $2 million, due mainly to the absence of a $16 million charge recorded in 2014 for the early termination of an outside sales force contract in Television and Entertainment and a $4 million decrease in transaction related costs associated with our 2014 and 2015 acquisitions, partially offset by an increase in costs of operating the websites of our television stations of $3 million, an increase of $3 million at Digital and Data related to the integration of businesses acquired in 2014 and 2015 and associated consulting and technology costs, $6 million increase in costs associated with a technology application implementation, $1 million increase associated with the establishment of new shared services operations following the Publishing Spin-off and a $4 million increase at Corporate and Other for consulting fees and real estate related projects. Promotion expense decreased 7%, or $6 million, due primarily to lower advertising expenses related to programming that airs on WGN America.
Depreciation expense increased 3%, or $2 million, in the nine months ended September 30, 2015.
Amortization expense decreased 14%, or $24 million, in the nine months ended September 30, 2015, of which $30 million related to the absence of amortization expense for certain intangible assets including those recorded in connection with the acquisition of the Local TV/Dreamcatcher stations, which were fully amortized as of September 28, 2014, partially offset by higher amortization expense of $7 million due to the intangible assets acquired as a result of the 2014 and 2015 acquisitions at Digital and Data.
(Loss) Income From Discontinued Operations, Net of Taxes—As the Publishing Spin-off occurred on August 4, 2014, the results of discontinued operations for the three and nine months ended September 28, 2014 reflect the operating results for Tribune Publishing for five weeks and thirty weeks, respectively. Loss from discontinued operations, net of taxes totaled $15 million for the three months ended September 28, 2014 and income from discontinued operations, net of taxes totaled $14 million for the nine months ended September 28, 2014. Interest expense allocated to Tribune Publishing totaled $1 million and $7 million for the three and nine months ended September 28, 2014, respectively. We also incurred certain costs, including legal and professional fees, to complete the Publishing Spin-off, which totaled $17 million and $23 million for three and nine months ended September 28, 2014, respectively, and are included in (loss) income from discontinued operations, net of taxes. See “—Significant Events—Spin-off Transaction” above for further information.
TELEVISION AND ENTERTAINMENT
Operating Revenues and Operating Profit—The table below presents Television and Entertainment operating revenues, operating expenses and operating profit for the three and nine months ended September 30, 2015 and September 28, 2014.

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2015	September 28, 2014	Change	September 30, 2015	September 28, 2014	Change
Operating revenues	$429,700	$418,294	+3%	$1,285,622	$1,245,456	+3%
Operating expenses	365,639	344,000	+6%	1,095,125	1,054,051	+4%
Operating profit	$64,061	$74,294	-14%	$190,497	$191,405	—%

Three Months Ended September 30, 2015 compared to the Three Months Ended September 28, 2014
Television and Entertainment operating revenues increased 3%, or $11 million, in the three months ended September 30, 2015 largely due to an increase in retransmission consent and carriage fees, partially offset by lower copyright royalties as further described below.
Television and Entertainment operating profit decreased 14%, or $10 million, in the three months ended September 30, 2015. The decline was mainly due to an increase in programming expenses of $22 million, primarily due to increased network affiliate fees and sports programming costs as well as higher compensation expense of $7 million, partially offset by the increase in operating revenues of $11 million and a decrease in promotion costs of $6 million as further described below.
Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 28, 2014
Television and Entertainment operating revenues increased 3%, or $40 million, in the nine months ended September 30, 2015 largely due to an increase in retransmission consent and carriage fees, partially offset by lower copyright royalties and political advertising revenues as further described below.
Television and Entertainment operating profit decreased $1 million in the nine months ended September 30, 2015 due mainly to an increase in programming expenses of $78 million, primarily due to original programming content and increased network fees as well as higher compensation expense of $24 million as further described below. These items were largely offset by the increase in operating revenues of $40 million, a decrease in amortization expense of $30 million, a decrease in promotion costs of $6 million, the absence of a $16 million charge recorded in the second quarter of 2014 for the early termination of an outside sales contract and a favorable $6 million payment received related to music license fees in the first quarter of 2015.
Operating Revenues—Television and Entertainment operating revenues, by classification, for the three and nine months ended September 30, 2015 and September 28, 2014 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2015	September 28, 2014	Change	September 30, 2015	September 28, 2014	Change
Advertising	$319,510	$321,892	-1%	$953,769	$957,583	—%
Retransmission consent fees	69,925	58,109	+20%	208,816	170,796	+22%
Carriage fees	19,548	14,023	+39%	62,668	42,742	+47%
Barter/trade	10,013	11,227	-11%	28,800	32,010	-10%
Copyright royalties	3,221	6,071	-47%	11,318	20,057	-44%
Other	7,483	6,972	+7%	20,251	22,268	-9%
Total operating revenues	$429,700	$418,294	+3%	$1,285,622	$1,245,456	+3%

Three Months Ended September 30, 2015 compared to the Three Months Ended September 28, 2014

Advertising Revenues—Advertising revenues, net of agency commissions, fell 1%, or $2 million, in the three months ended September 30, 2015 as decreases in net political advertising revenue were partially offset by increased advertising revenue at WPIX-New York driven by additional sports programming. Net political advertising revenues, which are a component of total advertising revenues, decreased by $17 million to $6 million for the three months ended September 30, 2015 compared to $22 million for the three months ended September 28, 2014 due to 2015 being an off-cycle political year.
Retransmission Consent Fees—Retransmission consent fees increased 20%, or $12 million, in the three months ended September 30, 2015 primarily due to higher rates included in retransmission consent agreement renewals that became effective in late 2014.
Carriage Fees—Carriage fees were up 39%, or $6 million, in the three months ended September 30, 2015 mainly due to higher rates for the distribution of WGN America negotiated in conjunction with the renewals of our multichannel video programming distributors (“MVPD”) agreements.
Barter/Trade Revenues—Barter/trade revenues declined 11%, or $1 million, in the three months ended September 30, 2015 due primarily to the expiration of and reduced rates for several syndicated programs, the cancellation of The Test and the absence of revenue from The Arsenio Hall Show, which was not renewed for a second season.
Copyright Royalties—Copyright royalties decreased 47%, or $3 million, in the three months ended September 30, 2015. The decrease was attributable to the conversion of WGN America from a superstation to a cable network in over half of the households where the station is available. As a cable network, WGN America will no longer receive copyright royalties.
Other Revenues—Other revenues are primarily derived from profit sharing and revenue on syndicated content. Other revenues increased 7%, or $1 million, in the three months ended September 30, 2015.

Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 28, 2014
Advertising Revenues—Advertising revenues, net of agency commissions, fell $4 million, in the nine months ended September 30, 2015 primarily due to a decline of approximately $10 million in revenues associated with airing the Super Bowl on two NBC-affiliated stations in 2015 as compared to 14 FOX-affiliated stations in 2014, the absence of $2 million in revenues related to the 2014 Winter Olympics and lower net political advertising revenue, nearly offset by increased advertising revenues at WPIX-New York as a result of higher ratings in certain time periods and additional sports programming and higher advertising revenues at WTTV-Indianapolis as a result of becoming a CBS affiliate on January 1, 2015. Net political advertising revenues, which are a component of total advertising revenues, decreased by $24 million to $12 million for the nine months ended September 30, 2015 compared to $35 million for the nine months ended September 28, 2014 due to 2015 being an off-cycle political year.
Retransmission Consent Fees—Retransmission consent fees increased 22%, or $38 million, in the nine months ended September 30, 2015 primarily due to higher rates included in retransmission consent agreement renewals that became effective in late 2014.
Carriage Fees—Carriage fees were up 47%, or $20 million, in the nine months ended September 30, 2015 due mainly to higher rates for the distribution of WGN America negotiated in conjunction with the renewals of our MVPD agreements.
Barter/Trade Revenues—Barter/trade revenues decreased 10%, or $3 million, in the nine months ended September 30, 2015 due primarily to the expiration of and reduced rates for several syndicated programs, the cancellation of The Test and the absence of revenue from The Arsenio Hall Show, which was not renewed for a second season.
Copyright Royalties—Copyright royalties decreased 44%, or $9 million, in the nine months ended September 30, 2015. The decrease was attributable to the conversion of over half of the subscribers of WGN America from a superstation to a cable network. As a cable network, WGN America will no longer generate copyright royalties revenue.
Other Revenues—Other revenues are primarily derived from profit sharing and revenue on syndicated content. Other revenues decreased 9%, or $2 million, in the nine months ended September 30, 2015 due primarily to the absence of syndication revenue from The Arsenio Hall Show, which was not renewed for a second season.
Operating Expenses—Television and Entertainment operating expenses for three and nine months ended September 30, 2015 and September 28, 2014 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2015	September 28, 2014	Change	September 30, 2015	September 28, 2014	Change
Compensation	$130,925	$124,087	+6%	$395,743	$371,596	+6%
Programming	116,295	93,928	+24%	347,493	269,551	+29%
Depreciation	12,194	12,693	-4%	35,640	38,205	-7%
Amortization	41,475	42,010	-1%	124,460	154,837	-20%
Other	64,750	71,282	-9%	191,789	219,862	-13%
Total operating expenses	$365,639	$344,000	+6%	$1,095,125	$1,054,051	+4%

Three Months Ended September 30, 2015 compared to the Three Months Ended September 28, 2014
Television and Entertainment operating expenses were up 6%, or $22 million, in the three months ended September 30, 2015 compared to the prior year period largely due to increased programming and compensation expenses, partially offset by decreases in other expenses, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 6%, or $7 million, in the three months ended September 30, 2015. Direct pay and benefits increased $4 million due mainly to higher staffing levels at various television stations. In addition, incentive pay increased $2 million, including an increase of $1 million of stock-based compensation expense and higher sales commissions.
Programming Expense—Programming expense increased 24%, or $22 million, in the three months ended September 30, 2015 primarily due to higher network affiliate fees of $12 million related to renewals with CBS and FOX, and higher sports programming costs of $7 million driven by the addition of New York Yankees games on WPIX-New York.
Production costs increased 16%, or $2 million, in the three months ended September 30, 2015 primarily due to production funding at Tribune Studios for two new co-owned productions, Underground and Outsiders, that are expected to premiere and generate secondary market revenues in future periods. In accordance with ASC 926, “Entertainment-Films,” production deficit costs are expensed as the shows are produced until such time as an estimate of secondary market revenues (a component of ultimate revenues) can be developed in applying the film-forecast-computation method. As these series have either recently launched or have yet to premiere, we cannot currently estimate ultimate revenues for these shows as we do not have a demonstrated history of participating in secondary market revenues to support that these programs can be successfully licensed in such secondary markets.
Depreciation and Amortization Expense—Depreciation expense declined 4%, or less than $1 million, in the three months ended September 30, 2015 due to lower levels of depreciable property. Amortization expense decreased 1%, or less than $1 million, in the three months ended September 30, 2015.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses decreased 9%, or $7 million, in the three months ended September 30, 2015. The decrease was due primarily to a decline in promotion costs for first-run original programs and syndicated programs airing on WGN America.
Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 28, 2014
Television and Entertainment operating expenses were up 4%, or $41 million, in the nine months ended September 30, 2015 compared to the prior year period largely due to increased programming expenses and compensation, partially offset by decreases in amortization, depreciation and other expenses, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 6%, or $24 million, in the nine months ended September 30, 2015. Direct pay and benefits increased $18 million due mainly to increased staffing in the sales and news departments at WGN America and expanded news coverage at WTTV-Indianapolis. In addition, incentive pay increased $6 million, including an increase of $2 million of stock-based compensation expense and higher sales commissions.
Programming Expense—Programming expense increased 29%, or $78 million, in the nine months ended September 30, 2015 primarily due to higher network affiliate fees of $29 million related to renewals with CBS and FOX, higher amortization of license fees of $21 million for first-run original programs Salem and Manhattan on WGN America, higher amortization of license fees of $15 million for new syndicated programs Blue Bloods, Person of Interest and Elementary, higher sports programming costs of $10 million driven by the addition of New York Yankees games on

WPIX-New York, and higher production costs of $5 million at Tribune Studios. Production costs increased primarily due to Underground and Outsiders, which are co-owned productions that are expected to premiere and generate secondary market revenues in future periods as discussed above.
Depreciation and Amortization Expense—Depreciation expense decreased 7%, or $3 million, in the nine months ended September 30, 2015 due to lower levels of depreciable property. Amortization expense decreased 20%, or $30 million, in the nine months ended September 30, 2015 as certain intangible assets recorded in connection with the acquisition of the Local TV/Dreamcatcher stations were fully amortized as of September 28, 2014.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses decreased 13%, or $28 million, in the nine months ended September 30, 2015. The decrease was due primarily to a $7 million decline in promotion costs for first-run original programs and syndicated programs airing on WGN America, a $16 million charge for the early termination of an outside sales force contract in the second quarter of 2014 and a $6 million payment received related to music license fees in the first quarter of 2015.
DIGITAL AND DATA
Operating Revenues and Operating Loss—The table below presents Digital and Data operating revenues, operating expenses and operating loss for the three and nine months ended September 30, 2015 and September 28, 2014. The largest drivers of change to the results of operations for the Digital and Data segment in the three and nine months ended September 30, 2015 compared to the three and nine months ended September 28, 2014 were the acquisitions of Gracenote on January 31, 2014, What’s ON on July 4, 2014, Baseline on August 29, 2014, HWW on October 1, 2014, SportsDirect and Covers on May 19, 2015, Infostrada Sports on May 22, 2015, and Enswers on May 29, 2015.

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2015	September 28, 2014	Change	September 30, 2015	September 28, 2014	Change
Operating revenues	$46,561	$43,434	+7%	$140,388	$108,726	+29%
Operating expenses	52,768	43,830	+20%	147,011	120,118	+22%
Operating loss	$(6,207)	$(396)	*	$(6,623)	$(11,392)	-42%

*	Represents positive or negative change equal to, or in excess of 100%

Three Months Ended September 30, 2015 compared to the Three Months Ended September 28, 2014
Digital and Data operating revenues increased 7%, or $3 million, in the three months ended September 30, 2015 largely due to additional revenue in the third quarter of 2015 attributed to the acquisitions in 2014 of Baseline and HWW and the acquisitions in the second quarter of 2015 of Infostrada Sports, SportsDirect, Covers and Enswers, higher video revenues from our existing businesses as well as a lower deferred revenue fair value adjustment in 2015, partially offset by a decline in music revenues. In accordance with business combination principles under ASC Topic 805, we were required to write down to fair value certain deferred revenue liability balances related to software license customer contracts assumed in the Gracenote acquisition. The revenue for these contracts is deferred and typically recognized over a period ranging from 12 to 24 months, depending on the specific contract terms. At the acquisition date, the carrying value of the acquired deferred revenue liability was reduced by $10 million. The impact of this fair value adjustment was a reduction to reported revenues and operating profit from Gracenote of $2 million for the three months ended September 28, 2014, while there was an immaterial impact for the three months ended September 30, 2015.

Digital and Data operating loss increased $6 million in the three months ended September 30, 2015. The increase in operating loss was primarily driven by higher operating expenses, partially offset by the increase in operating revenues.
Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 28, 2014
Digital and Data operating revenues increased 29%, or $32 million, in the nine months ended September 30, 2015 largely due to additional revenue attributed to the acquisitions in 2014 and second quarter of 2015, a lower deferred revenue fair value adjustment in 2015 and higher video revenues at the legacy business. The impact of the deferred revenue fair value adjustment was a reduction to reported revenues and operating profit from Gracenote of $1 million for the nine months ended September 30, 2015 compared to $7 million for the nine months ended September 28, 2014.
Digital and Data operating loss decreased 42%, or $5 million, in the nine months ended September 30, 2015. The decrease in operating loss was primarily driven by the additional month of Gracenote in 2015, the acquisitions, as noted above, and the lower deferred revenue fair value adjustment.
Operating Revenues—Digital and Data operating revenues, by classification, for the three and nine months ended September 30, 2015 and September 28, 2014 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2015	September 28, 2014	Change	September 30, 2015	September 28, 2014	Change
Video and other	$30,718	$23,026	+33%	$86,269	$65,383	+32%
Music	15,843	20,408	-22%	54,119	43,343	+25%
Total operating revenues	$46,561	$43,434	+7%	$140,388	$108,726	+29%
Three Months Ended September 30, 2015 compared to the Three Months Ended September 28, 2014
Video and Other Revenues—Video and other revenues increased 33%, or $8 million, due largely to the additional revenue from Baseline, HWW, Infostrada Sports, SportsDirect, Covers and Enswers as well as higher video revenue attributed to growth in the digital customer base, new products and new markets at existing businesses.
Music Revenues—Music revenues decreased 22%, or $5 million, due primarily to the timing of music royalties for automotive customers, partially offset by a lower deferred revenue fair value adjustment in 2015.
Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 28, 2014
Video and Other Revenues—Video and other revenues increased 32%, or $21 million, due largely to the additional revenue from What’s ON, Baseline, HWW, Infostrada Sports, SportsDirect, Covers and Enswers as well as higher video revenue attributed to growth in the digital customer base, new products and new markets at existing businesses.
Music Revenues—Music revenues increased 25%, or $11 million, in the nine months ended September 30, 2015 due primarily to the additional month of Gracenote revenue in 2015 versus the nine months ended September 28, 2014 and a lower deferred revenue fair value adjustment in 2015.

Operating Expenses—Digital and Data operating expenses for the three and nine months ended September 30, 2015 and September 28, 2014 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2015	September 28, 2014	Change	September 30, 2015	September 28, 2014	Change
Compensation	$25,723	$24,172	+6%	$75,330	$66,831	+13%
Outside services	5,436	2,586	*	14,305	9,174	+56%
Depreciation	2,456	2,035	+21%	6,882	5,757	+20%
Amortization	8,305	5,943	+40%	21,528	14,808	+45%
Other	10,848	9,094	+19%	28,966	23,548	+23%
Total operating expenses	$52,768	$43,830	+20%	$147,011	$120,118	+22%

*	Represents positive or negative change equal to, or in excess of 100%
Three Months Ended September 30, 2015 compared to the Three Months Ended September 28, 2014
Digital and Data operating expenses increased 20%, or $9 million, in the three months ended September 30, 2015. The increase was due primarily to the acquisitions in the second half of 2014 of Baseline and HWW and the second quarter 2015 acquisitions of Infostrada Sports, SportsDirect, Covers and Enswers.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 6%, or $2 million, due primarily to an increase in direct pay and benefits from acquisitions, partially offset by an increase in the amount of labor capitalized for software development.
Outside Services—Outside services expenses, which is included in both direct operating expenses and SG&A expense and primarily consists of expenses for consulting and professional services, increased $3 million, due primarily to the additional expenses from acquisitions and increased temporary help costs for the implementation of new technology applications and integration efforts.
Depreciation and Amortization Expense—Depreciation expense increased 21%, or less than $1 million, in the three months ended September 30, 2015. Amortization expense increased 40%, or $2 million, primarily due to the intangible assets acquired as a result of the 2014 and 2015 acquisitions.
Other Expenses—Other expenses include sales and marketing, occupancy, repairs and maintenance and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses increased 19%, or $2 million, due primarily to the 2014 and 2015 acquisitions.
Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 28, 2014
Digital and Data operating expenses increased 22%, or $27 million, in the nine months ended September 30, 2015. The increase was due primarily to the acquisitions in 2014 of Gracenote, What’s ON, Baseline and HWW and the second quarter 2015 acquisitions of Infostrada Sports, SportsDirect, Covers and Enswers.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 13%, or $8 million, due primarily to direct pay and benefits related to the 2014 and 2015 acquisitions, partially offset by an increase in the amount of labor capitalized for software development.
Outside Services—Outside services expense, which is included in both direct operating expenses and SG&A expense and primarily consists of expenses for consulting and professional services, increased 56%, or $5 million, due largely to the additional expenses from the 2014 and 2015 acquisitions and increased temporary help costs for the implementation of new technology applications.
Depreciation and Amortization Expense—Depreciation expense increased 20%, or $1 million, in the nine months ended September 30, 2015. Amortization expense increased 45%, or $7 million, in the nine months ended September 30, 2015 primarily due to higher amortization expense as a result of the intangible assets acquired from the 2014 and 2015 acquisitions.
Other Expenses—Other expenses include sales and marketing, occupancy, repairs and maintenance and other miscellaneous expenses, which are included in direct operating expenses or SG&A, as applicable. Other expenses increased 23%, or $5 million, due primarily to the 2014 and 2015 acquisitions as well as a $4 million increase in occupancy expenses, mainly due to data center rental costs and $1 million of lease termination costs due to the consolidation of certain of our locations.
CORPORATE AND OTHER
Operating Revenues and Expenses—Our Corporate and Other operations include certain administrative activities associated with operating the corporate office functions and managing our predominantly frozen company-sponsored defined benefit pension plans, as well as the management of certain real estate assets, including revenues from leasing office and production facilities.
As further described in “—Significant Events—Publishing Spin-off,” in 2013, Tribune Publishing entered into intercompany lease agreements with our real estate holding companies to lease back certain land and buildings that had been transferred to the holding companies on December 21, 2012. The real estate holding companies were not included in the Publishing Spin-off. Subsequent to the Publishing Spin-off, we reclassified the historical intercompany rental revenues related to these leases totaling $4 million and $24 million for the three and nine months ended September 28, 2014, respectively, into other revenues as an increase to income from continuing operations due to the continuing lease arrangements between us and Tribune Publishing following the Publishing Spin-off. Similarly, the historical intercompany rental costs incurred by Tribune Publishing for the three and nine months ended September 28, 2014 under these leases have been reclassified as a reduction of income from discontinued operations, net. There was no impact to our consolidated net income for any periods prior to the Publishing Spin-off as a result of these reclassifications. Subsequent to the Publishing Spin-off, all rental revenues earned by us under these leases with Tribune Publishing are reflected as other revenues in our consolidated statements of operations.

Corporate and Other operating results for the three and nine months ended September 30, 2015 and September 28, 2014 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2015	September 28, 2014	Change	September 30, 2015	September 28, 2014	Change
Real estate revenues	$12,333	$13,130	-6%	$36,845	$41,757	-12%

Operating Expenses
Real estate (1)	$8,670	$9,685	-10%	$26,373	$26,894	-2%
Corporate (2)	30,001	29,739	+1%	96,694	80,245	+20%
Pension credit	(7,292)	(7,681)	-5%	(21,875)	(23,107)	-5%
Total operating expenses	$31,379	$31,743	-1%	$101,192	$84,032	+20%

(1) Real estate operating expenses included $2 million of depreciation expense in both the three months ended September 30, 2015 and September 28, 2014 and $7 million in both the nine months ended September 30, 2015 and September 28, 2014.

(2)
Corporate operating expenses included $2 million and $1 million of depreciation expense in the three months ended September 30, 2015 and September 28, 2014, respectively, and $5 million and $1 million of depreciation expense in the nine months ended September 30, 2015 and September 28, 2014, respectively.

Three Months Ended September 30, 2015 compared to the Three Months Ended September 28, 2014
Real Estate Revenues—Real estate revenues decreased 6%, or $1 million, in the three months ended September 30, 2015 due to a reduction in space leased by Tribune Publishing at several properties, the sale of the production facility and land in Baltimore, MD in December 2014 and the sale of the production facility, office buildings and land in Newport News, VA in March 2015, which were previously leased to third parties.
Real Estate Expenses—Real estate expenses decreased 10%, or $1 million, in the three months ended September 30, 2015.
Corporate Expenses—Corporate expenses were flat in the three months ended September 30, 2015 as increases in expenses related to the implementation of new technology applications and the establishment of new shared services operations following the separation from Tribune Publishing systems in connection with the Publishing Spin-off were offset by lower transaction-related fees. Transaction-related fees were $1 million in the third quarter of 2015 compared to $4 million in the third quarter of 2014.
Pension Credit—The pension credit decreased 5%, or less than $1 million, in three months ended September 30, 2015.
Nine Months Ended September 30, 2015 compared to the Nine Months Ended September 28, 2014
Real Estate Revenues—Real estate revenues decreased 12%, or $5 million, in the nine months ended September 30, 2015 due to a reduction in space leased by Tribune Publishing at several properties, the sale of the production facility and land in Baltimore, MD in December 2014 and the sale of the production facility, office buildings and land in Newport News, VA in March 2015, which were previously leased to third parties.
Real Estate Expenses—Real estate expenses decreased 2%, or less than $1 million, in the nine months ended September 30, 2015.

Corporate Expenses—Corporate expenses increased 20%, or $16 million, in the nine months ended September 30, 2015. The increase in the nine months ended September 30, 2015 was due mainly to the implementation of new technology applications and the establishment of new shared services operations and higher stock-based compensation expense of $1 million, partially offset by lower transaction-related fees. Transaction-related fees were $6 million in the nine months ended September 30, 2015 compared to $11 million in the nine months ended September 28, 2014.
Pension Credit—The pension credit decreased 5%, or $1 million, in the nine months ended September 30, 2015.
INCOME ON EQUITY INVESTMENTS, NET
Income on equity investments, net for the three and nine months ended September 30, 2015 and September 28, 2014 was as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2015	September 28, 2014	Change	September 30, 2015	September 28, 2014	Change
Income from equity investments, net, before amortization of basis difference	$50,549	$54,933	-8%	$160,520	$326,549	-51%
Amortization of basis difference (1)	(13,562)	(14,374)	-6%	(40,686)	(128,774)	-68%
Income on equity investments, net	$36,987	$40,559	-9%	$119,834	$197,775	-39%

(1)	Amortization of basis difference for the nine months ended September 28, 2014 includes $85 million related to the sale by CV of its Apartments.com business.
Income on equity investments, net decreased 9%, or $4 million, in the three months ended September 30, 2015. The decrease was primarily due to the absence of equity income from CV in the three months ended September 30, 2015 as a result of the sale of our equity interest on October 1, 2014.
Income on equity investments, net was $120 million in the nine months ended September 30, 2015 compared to $198 million in the nine months ended September 28, 2014 primarily due to the absence of equity income from CV as noted above. Equity income from CV for the nine months ended September 28, 2014 included a gain on the sale of its Apartments.com business which was sold to Costar Group, Inc. on April 1, 2014 for $585 million in cash. Our share of the proceeds from the transaction was approximately $160 million before taxes, which was distributed at closing. In connection with the sale, we recorded equity income of $72 million, net of amortization of basis difference of $85 million related to intangible assets of the Apartments.com business.
As discussed in Note 4 to our audited consolidated financial statements for the fiscal year ended December 28, 2014, fresh-start reporting adjustments increased the total carrying value of equity investments by $1.615 billion, of which $1.108 billion was attributable to our share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair values of the investments been allocated to the identifiable intangible assets of the investees in accordance with ASC Topic 805. The remaining $507 million of the increase was attributable to goodwill and other identifiable intangible assets not subject to amortization, including trade names. We amortize the differences between the fair values and the investees’ carrying values of these identifiable intangible assets subject to amortization and record the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in our unaudited condensed consolidated statements of operations. In each of the three months ended September 30, 2015 and September 28, 2014, such amortization reduced income on equity investments, net by $14 million, and in the nine months ended September 30, 2015 and September 28, 2014, such amortization reduced income on equity investments, net by $41 million and $129 million, respectively. The decrease in the nine months ended September 30, 2015 was due to the absence of amortization for CV as a result of the sale of our equity interest on October 1, 2014.

Cash distributions from our equity method investments were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2015	September 28, 2014	Change	September 30, 2015	September 28, 2014	Change
Cash distributions from equity investments	$31,954	$17,690	+81%	$161,102	$333,022	-52%
Cash distributions from equity investments increased 81%, or $14 million, in the three months ended September 30, 2015 and decreased 52%, or $172 million, in the nine months ended September 30, 2015. The increase in the three months ended September 30, 2015 was due to a $16 million cash distribution from CareerBuilder. Cash distributions in the nine months ended September 28, 2014 included $160 million from CV related to the sale of its Apartments.com business as well as a one-time distribution of $12 million received in January 2014 related to previously calculated TV Food Network management fees for years 2011 and 2012.
INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE AND INCOME TAX EXPENSE
Interest and dividend income, interest expense and income tax expense for the three and nine months ended September 30, 2015 and September 28, 2014 were as follows:

	Three Months Ended			Nine Months Ended
(in thousands)	September 30, 2015	September 28, 2014	Change	September 30, 2015	September 28, 2014	Change
Interest and dividend income	$162	$363	-55%	$572	$681	-16%

Interest expense	$42,529	$39,150	+9%	$122,115	$118,815	+3%

Income tax expense	$11,314	$2,647	*	$32,923	$62,601	-47%

*	Represents positive or negative change equal to, or in excess of 100%
Interest Expense— Interest expense for the three months ended September 30, 2015 and September 28, 2014 includes amortized debt issuance costs of $2 million and $3 million, respectively. Interest expense for the nine months ended September 30, 2015 and September 28, 2014 includes the amortization of debt issuance costs of $9 million in each period.
Income Tax Expense—In the three and nine months ended September 30, 2015, we recorded income tax expense related to continuing operations of $11 million and $33 million, respectively. The effective tax rate on pretax income from continuing operations was 28.9% and 35.1% in the three and nine months ended September 30, 2015, respectively. These rates differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction and other non-deductible expenses. In addition, the three and nine months ended September 30, 2015 had favorable adjustments totaling $4 million related to the resolution of certain federal income tax matters and other adjustments. Excluding the $4 million of favorable adjustments, the effective tax rate on pretax income in the three and nine months ended September 30, 2015 was 38.5% and 39.1%, respectively.
In the three and nine months ended September 28, 2014, we recorded income tax expense related to continuing operations of $3 million and $63 million, respectively. The effective tax rate on pretax income from continuing operations was 4.8% and 29.7% for the three and nine months ended September 28, 2014, respectively. These rates differ from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, certain transaction costs not fully deductible for tax purposes and other non-deductible expenses. In addition, the three and nine months ended September 28, 2014 had favorable adjustments totaling $4 million related to the resolution of certain federal income tax matters and an $11 million one-time benefit due to the decrease in our net deferred tax liabilities as a result of the Publishing Spin-off and its impact on our corporate structure. Excluding the $15 million of favorable adjustments, the effective tax rate on pretax income in the three and nine months ended September 28, 2014 was 32.9% and 37.0%, respectively.
Although management believes its estimates and judgments are reasonable, the resolutions of our income tax issues are unpredictable and could result in income tax liabilities that are significantly higher or lower than that which has been provided by us.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows generated from operating activities is our primary source of liquidity. We expect to fund capital expenditures, acquisitions, purchases of our Common Stock pursuant to our share repurchase program (see “—Repurchases of Equity Securities” below), interest and principal payments on our indebtedness, income tax payments, dividend payments on our Common Stock (see “—Cash Dividends” below) and related distributions to holders of Warrants and other operating requirements in the next twelve months through a combination of cash flows from operations, cash on our balance sheet, distributions from or sales of our investments, available borrowings under our Revolving Credit Facility, and any refinancings thereof, additional debt financing, if any, and, if necessary, disposals of assets or operations. We have recently decided to accelerate the monetization of our real estate portfolio. We have already begun a sales process for two marquee properties, the Tribune Tower in Chicago, IL and the north block of our Los Angeles Times Square property (see Note 4). We expect to broaden this sales activity to numerous other properties to take advantage of robust market conditions although there can be no assurance that any such divestiture can be completed in a timely manner, on favorable terms or at all. As further described in Note 6, on September 2, 2015 we sold our remaining interest in the Newsday partnership. Our remaining deferred tax liability of $101 million became payable upon the consummation of the sale. We expect the tax payments will be made prior to the end of 2015.
For our long-term liquidity needs, in addition to these sources, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.
Any determination to pay dividends on our Common Stock is subject to the discretion of our Board and will depend upon various factors then existing, including our earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility and the Indenture governing the Notes, as further described in Note 7 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015), restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held.
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

Sources and Uses
The table below details the total operating, investing and financing activity cash flows for the nine months ended September 30, 2015 and September 28, 2014:

	Nine Months Ended
(in thousands)	September 30, 2015	September 28, 2014
Net cash provided by operating activities	$7,925	$297,361
Net cash (used in) provided by investing activities	(113,938)	39,952
Net cash used in financing activities	(998,850)	(221,363)
Net (decrease) increase in cash and cash equivalents	$(1,104,863)	$115,950
Operating activities
Net cash provided by operating activities for the nine months ended September 30, 2015 was $8 million compared to net cash provided of $297 million for the nine months ended September 28, 2014. The decrease was primarily due to higher cash paid for income taxes, lower distributions from equity investments and unfavorable changes in working capital due to the timing of collection of receivables and payments of amounts due. Cash paid for income taxes, net of income tax refunds, increased by $169 million to $331 million in the nine months ended September 30, 2015 from $162 million paid in the nine months ended September 28, 2014 due primarily to the payment of taxes in 2015 on the gain from the sale of our equity interest in CV in the fourth quarter of 2014. Distributions from equity investments decreased by $17 million to $156 million for the nine months ended September 30, 2015 from $173 million for the nine months ended September 28, 2014.
Investing activities
Net cash used in investing activities totaled $114 million for the nine months ended September 30, 2015. Our acquisitions totaled $75 million, net of cash acquired, and included Infostrada Sports, SportsDirect, Covers and Enswers (see Note 3 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 for further information on these acquisitions) and certain intellectual property. Our capital expenditures in the nine months ended September 30, 2015 totaled $64 million. In the nine months of 2015, we received net proceeds of approximately $22 million from the sales of our investments and real estate of which $8 million related to the sale of our investment in Newsday Holdings LLC, $8 million related to a cash distribution pursuant to CV’s collection of a contingent receivable and $5 million related to the sale of two real estate properties which were held for sale as of December 28, 2014.
Net cash provided by investing activities totaled $40 million in the nine months ended September 28, 2014. Our acquisitions totaled $262 million in the nine months ended September 28, 2014 and included the acquisitions, net of cash acquired, of Baseline for $49 million, What’s ON for $21 million, Gracenote for $158 million and Landmark for $29 million (see Note 3 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 for further information). Our capital expenditures in the nine months ended September 28, 2014 totaled $60 million. In the third quarter of 2014, we received net proceeds of approximately $3 million from the sale of real estate. In the second quarter of 2014, we received a $160 million cash distribution from CV related to its sale of the Apartments.com business. As this distribution represented a discrete distribution from an investing activity, we determined this distribution to be a return of capital and therefore it was reflected in our unaudited condensed consolidated statement of cash flows as an inflow from investing activities. In addition, we used the $202 million of restricted cash placed with the Bank of New York Mellon Trust Company, N.A. in connection with the Local TV Acquisition for the full repayment of the Senior Toggle Notes on January 27, 2014 ($174 million of which, inclusive of accrued interest of $2 million, was paid to third parties and $28 million was paid to a subsidiary of the Company). See Note 7 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 for further information on the Senior Toggle Notes.
Financing activities
Net cash used in financing activities was $1.0 billion for the nine months ended September 30, 2015. In conjunction with the Amendment of our Secured Credit Facility on June 24, 2015, we issued $1.1 billion aggregate principal amount of the Notes and used the net proceeds from the sale of the Notes, together with cash on hand, to prepay $1.100 billion of Term B Loans under the Secured Credit Facility, as further described below. During the nine months ended September 30, 2015, we paid dividends of $696 million, including regular quarterly cash dividends of $48 million and a special cash dividend paid in the second quarter of 2015 of $649 million. In the first nine months of 2015, cash paid for the Class A Common Stock repurchases pursuant to our $400 million stock repurchase program totaled $273 million (see “—Repurchases of Equity Securities” below for further information).
Net cash used for financing activities totaled $221 million for the nine months ended September 28, 2014. In connection with the Publishing Spin-off, Tribune Publishing entered into a senior secured credit facility with proceeds of $347 million (net of a 1% discount on the $350 million principal balance) immediately prior to the Publishing Spin-off on August 4, 2014 (see Note 2 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015). In addition, we incurred $10 million of transaction costs related to the senior secured credit facility entered into by Tribune Publishing in 2014. We received a $275 million cash dividend from Tribune Publishing from a portion of the proceeds of its senior term loan facility prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under our Term Loan Facility. On the date of the Publishing Spin-off, we distributed certain assets and liabilities to Tribune Publishing, including $59 million of cash and $28 million of restricted cash related to collateralized letters of credit for working capital liabilities distributed to Tribune Publishing (see Note 2 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015). Our long term debt repayments during the nine months ended September 28, 2014 totaled $298 million, including the $275 million repayment. As discussed in “Investing activities” above, on January 27, 2014, we repaid $172 million of principal on the Senior Toggle Notes.
Debt
Our debt and other obligations, consisting primarily of capital leases, consisted of the following (in thousands):

	September 30, 2015	December 28, 2014
Term Loan Facility due 2020, effective interest rate of 3.82% and 4.04%, net of unamortized discount of $7,418 and $8,118	$2,365,770	$3,471,017
5.875% Senior Notes due 2022	1,100,000	—
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount of $36 and $49	19,876	23,914
Other obligations	—	54
Total debt	$3,485,646	$3,494,985

Secured Credit Facility—On December 27, 2013, in connection with our acquisition of Local TV, we as borrower, along with certain of our operating subsidiaries as guarantors, entered into a $4.073 billion Secured Credit Facility. The Secured Credit Facility consisted of a $3.773 billion Term Loan Facility and a $300 million Revolving Credit Facility. On June 24, 2015, we, the Guarantors and JPMorgan, as administrative agent, entered into the Amendment to the Secured Credit Facility. Prior to the Amendment and the Prepayment, $3.479 billion of Former Term Loans were outstanding under the Secured Credit Facility. Pursuant to the Amendment, certain lenders under the Secured Credit Facility converted their Former Term Loans into the Converted Term B Loans in an aggregate amount, along with term loans advanced by certain new lenders, of $1.802 billion. The proceeds of Term B Loans advanced by the new lenders were used to prepay in full all of the Former Term Loans that were not converted into Term B Loans. In addition, we used the net proceeds from the sale of the Notes, together with cash on hand, to make the Prepayment of $1.100 billion of Term B Loans. After giving effect to the Amendment and all prepayments contemplated thereby (including the Prepayment), there were $2.379 billion of Term B Loans outstanding under the Secured Credit Facility. We recorded a loss of $37 million on the extinguishment of the Former Term Loan in our unaudited condensed consolidated statement of operations for the nine months ended September 30, 2015 as a portion of the facility was considered extinguished for accounting purposes. See Note 7 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015 for further information and significant terms and conditions associated with the Secured Credit Facility, including, but not limited to, interest rates, repayment terms, fees, restrictions, and affirmative and negative covenants. The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. At September 30, 2015, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $26 million of standby letters of credit outstanding primarily in support of our workers compensation insurance programs.
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

	Payments Due for the 12-Month Period Ended September 30,
(in thousands)	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt	$3,493,100	$27,841	$55,683	$55,345	$3,354,231
Interest on long-term debt	919,046	159,280	306,830	303,491	149,445
Total	$4,412,146	$187,121	$362,513	$358,836	$3,503,676
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

During fiscal 2014, we repurchased 1,101,160 shares of Class A Common Stock in open market transactions for $68 million at an average price of $61.58 per share which includes 125,566 shares of Class A Common Stock, valued at $8 million, for which we placed trades prior to December 28, 2014 that were not settled until the first three days of the first quarter of 2015. During the nine months ended September 30, 2015, we repurchased 4,724,463 shares of Class A Common Stock in open market transactions for $265 million at an average price of $56.14 per share. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Repurchases of Equity Securities” for the table summarizing monthly repurchases of our Class A Common Stock during the quarter ended September 30, 2015. As of September 30, 2015, the remaining authorized amount under the current authorization totaled approximately $67 million.
Cash Dividends
On April 9, 2015, we paid a special cash dividend of $6.73 per share to holders of record of our Common Stock at the close of business on March 25, 2015. The total aggregate payment on April 9, 2015 totaled $649 million, including the payment to holders of Warrants. We have also paid a quarterly cash dividend on Common Stock of $0.25 per share on June 15, 2015 and August 24, 2015 to holders of record of Common Stock as of June 1, 2015 and August 10, 2015, respectively. The total aggregate payment on June 15, 2015 and August 24, 2015 totaled $24 million in each period, including payments to holders of Warrants. In addition, on November 4, 2015, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on December 7, 2015 to holders of record of Common Stock and Warrants as of November 20, 2015.

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
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no changes to critical accounting policies and estimates from those disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our 2014 Annual Report.
New Accounting Standards—See Note 1, “Basis of Presentation and Significant Accounting Policies,” for a discussion of new accounting guidance.
Goodwill and Other Intangible Assets—We review goodwill and other indefinite-lived intangible assets for impairment annually during the fourth quarter, or more frequently if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying amount (a “Triggering Event”), in accordance with ASC Topic 350. The estimated fair values of the reporting units to which goodwill has been allocated are determined using many critical factors, including projected future operating cash flows, revenue and market growth, market multiples, discount rates and consideration of market valuations of comparable companies. The estimated fair value of other intangible assets subject to the annual impairment review, which include FCC licenses and trade name, are generally calculated based on projected future discounted cash flow analyses. The development of estimated fair values requires the use of assumptions, including assumptions regarding revenue and market growth as well as specific economic factors in the broadcasting and media entertainment industries. These assumptions reflect our best estimates, but these items involve inherent uncertainties based on market conditions generally outside our control.
We did not identify any Triggering Events during the three or nine months ended September 30, 2015. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in additional non-cash impairment charges.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
We are exposed to risk from changing interest rates of our variable rate debt, which primarily consists of borrowings related to our Secured Credit Facility. As further described in “—Significant Events—Secured Credit Facility,” on June 24, 2015, we, the Guarantors and JPMorgan entered into an Amendment to the Secured Credit Facility. Prior to the Amendment and the Prepayment, $3.479 billion of Former Term Loans were outstanding under the Secured Credit Facility. On June 24, 2015, we issued $1.1 billion aggregate principal amount of Notes under an Indenture (as further described in “—Significant Events—5.875% Senior Notes due 2022”) and used the net proceeds from the sale of the Notes, together with cash on hand, to prepay $1.100 billion of Term B Loans under the Secured Credit Facility. After giving effect to the Amendment and the Prepayment, there were $2.379 billion of Term B Loans outstanding under the Secured Credit Facility. See Note 7 to our unaudited condensed consolidated financial statements for further information on the Term Loan Facility and its terms. Based on the amounts outstanding under the Secured Credit Facility at September 30, 2015 and December 28, 2014, adding 1% to the applicable interest rate would result in an increase of approximately $24 million and $35 million in our annual interest expense, respectively.
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
In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain from the Newsday Transactions should have been included in our 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax through September 30, 2015 would be approximately $36 million. We disagree with the IRS’s position and have timely filed our protest in response to the IRS’s proposed tax adjustments. We are contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, we would also be subject to approximately $32 million, net of tax benefits, of state income taxes and related interest through September 30, 2015.
Separately, the IRS is currently auditing our 2009 federal income tax return which includes the Chicago Cubs Transactions. We expect the IRS audit to be concluded during 2016. If the gain on the Chicago Cubs Transactions is deemed by the IRS to be taxable in 2009, the federal and state income taxes would be approximately $225 million before interest and penalties.
Both potential liabilities are substantial. We do not maintain any tax reserves related to the Newsday Transactions or the Chicago Cubs Transactions. Our consolidated balance sheet as of September 30, 2015 includes a deferred tax liability of $167 million related to the future recognition of taxable income and gain from the Chicago Cubs Transactions. Our unaudited condensed consolidated balance sheet at December 28, 2014 included a deferred tax liability of $110 million related to the future recognition of taxable income related to the Newsday Transactions. As further described in Note 6 to our unaudited condensed consolidated financial statements for the three and nine months ended September 30, 2015, on September 2, 2015 we sold our remaining interest in the Newsday partnership. The remaining deferred tax liability of $101 million became payable upon the consummation of the sale. Tax payments related to this sale will be made in the fourth quarter of 2015. This transaction does not impact the ongoing IRS audit, nor does it change our view on the tax position(s) taken on the original transaction. If the IRS prevails, any tax and interest due will be adjusted to reflect any tax payments made subsequent to 2008.

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
Since the initial issuance of the Warrants on December 31, 2012 through September 30, 2015, we have issued 16,341,849 shares of Class A Common Stock and 143,477 shares of our Class B Common Stock upon the exercise of 16,485,379 Warrants. Of these exercises, we issued 12,452,496 shares of Class A Common Stock and 25,244 shares of Class B Common Stock, respectively, for cash, receiving total proceeds of $12,477.81 from the exercise. In addition, we issued 3,889,353 shares of Class A Common Stock and 118,233 shares of Class B Common Stock, respectively, upon “cashless exercises.”
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

Repurchases of Equity Securities
The following table summarizes repurchases of our Class A Common Stock in the quarter ended September 30, 2015 pursuant to the $400 million stock repurchase program authorized by our Board on October 13, 2014:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
July 1, 2015 - July 31, 2015 (1)	1,546,481	$51.74	1,546,481	$66,977
August 1, 2015 - August 31, 2015	—	$—	—	$66,977
September 1, 2015 - September 30, 2015	—	$—	—	$66,977
Quarter Ended September 30, 2015 (1)	1,546,481	$51.74	1,546,481	$66,977

(1) Excludes 215,017 shares of Class A Common Stock for which the Company placed trade orders valued at $12 million prior to June 30, 2015 but which were not settled until the third quarter of 2015.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on November 10, 2015.

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

3.2#	Amendment to Certificate of Incorporation (incorporated by reference to Exhibit 3.2 to the quarterly report on Form 10-Q of Tribune Media Company, filed August 13, 2014)
4.5	Second Supplemental Indenture, dated September 8, 2015, between Tribune Media Company, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

# Previously filed.