Form 10-K
period 2015-12-31
TRIBUNE MEDIA CO
filed 2016-02-29
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2015

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

Large accelerated filer	☒	Accelerated filer	☐	Non-accelerated filer	☐	Smaller reporting company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).     Yes  ☐    No  ☒
The aggregate market value of the voting common equity held by non-affiliates of the registrant based on the closing sales prices of the registrant’s Class A Common Stock and Class B Common Stock as reported on the New York Stock Exchange (“NYSE”) and OTC Bulletin Board (“OTC”) market, respectively, on June 30, 2015, was $4,347,656,884.
As of February 15, 2016, 92,409,493 shares of the registrant’s Class A Common Stock and 5,605 shares of the registrant’s Class B Common Stock were outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to the registrant’s Annual Meeting of Shareholders to be held on May 5, 2016 is incorporated by reference in Part III to the extent described therein.

TRIBUNE MEDIA COMPANY

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS
This Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “Annual Report”) contains “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition, including, in particular, statements relating to our business and growth strategy and product development efforts under “Item 1. Business” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified under “Item 1A. Risk Factors” and elsewhere in this Annual Report.
The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	changes in advertising demand and audience shares;

•	competition and other economic conditions including incremental fragmentation of the media landscape and competition from other media alternatives;

•	changes in the overall market for broadcast and cable television advertising, including through regulatory and judicial rulings;

•	our ability to protect our intellectual property and other proprietary rights;

•	our ability to adapt to technological changes;

•	availability and cost of quality network, syndicated and sports programming affecting our television ratings;

•	the loss, cost and / or modification of our network affiliation agreements;

•	our ability to renegotiate retransmission consent agreements with multichannel video programming distributors (“MVPDs”);

•	the incurrence of additional tax-related liabilities related to historical income tax returns;

•	our ability to expand our Digital and Data business operations internationally;

•	our ability to realize the full value, or successfully complete the planned divestitures, of our real estate assets;

•	the timing and administration by the FCC of a potential auction of spectrum and our ability to monetize our spectrum through sales, channel sharing arrangements or relocations;

•	the incurrence of costs to address contamination issues at physical sites owned, operated or used by our businesses;

•	adverse results from litigation, governmental investigations or tax-related proceedings or audits;

•
our ability to settle unresolved claims filed in connection with the Debtors’ Chapter 11 cases and resolve the appeals seeking to overturn the Confirmation Order (as defined and described below in “Item 1A. Risk Factors—Risks Related to Our Emergence from Bankruptcy”);

•	our ability to satisfy future pension and other postretirement employee benefit obligations;

•	our ability to attract and retain employees;

•	the effect of labor strikes, lock-outs and labor negotiations;

•	our ability to realize benefits or synergies from acquisitions or divestitures or to operate our businesses effectively following acquisitions or divestitures;

•	our ability to successfully execute our business strategy, including our exploration of strategic and financial alternatives to enhance shareholder value;

•	the financial performance of our equity method investments;

•	the impairment of our existing goodwill and other intangible assets;

•	compliance with government regulations applicable to the television and radio broadcasting industry;

•	changes in accounting standards;

•	the payment of cash dividends on our common stock;

•	impact of increases in interest rates on our variable rate indebtedness or refinancings thereof;

•	impact of foreign currency exchange rate changes;

•	our indebtedness and ability to comply with covenants applicable to our debt financing and other contractual commitments;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	the factors discussed in “Item 1A. Risk Factors” of this Annual Report; and

•	other events beyond our control that may result in unexpected adverse operating results.
We caution you that the foregoing list of important factors is not exhaustive. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Annual Report may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law.

PART I
ITEM 1. BUSINESS
Company Overview
Tribune Media Company is a diversified media and entertainment business. It is comprised of 42 television stations, which we refer to as “our television stations,” that are either owned by us or owned by others but to which we provide certain services, along with a national general entertainment cable network, a radio station, a production studio, our Digital and Data business, a portfolio of real estate assets and investments in a variety of media, websites and other related assets. We believe our diverse portfolio of assets distinguishes us from traditional pure-play broadcasters through our ownership of high-quality original and syndicated programming, our ability to capitalize on revenue growth from our Digital and Data assets, cash distributions from our equity investments and revenues from our real estate assets. Unless otherwise indicated, references in this Annual Report to “Tribune Media,” “Tribune,” “we,” “our,” “us” and the “Company” refer to Tribune Media Company and its consolidated subsidiaries.
Our business operates in the following two reportable segments:

•
Television and Entertainment: Provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America, including through content produced by Tribune Studios and its production partners, as well as news, entertainment and sports information via our websites and other digital assets.

•
Digital and Data: Provides innovative technology and services that collect, create and distribute video, music, sports and entertainment data primarily through wholesale distribution channels to consumers globally.

 We also hold a variety of investments in cable and digital assets, including equity investments in Television Food Network, G.P. (“TV Food Network”) and CareerBuilder, LLC (“CareerBuilder”). In addition, we report and include under Corporate and Other the management of certain of our real estate assets, including revenues from leasing office and production facilities and any gains or losses from the sales of our owned real estate, as well as certain administrative activities associated with operating our corporate office functions and managing our predominantly frozen company-sponsored defined benefit pension plans.
Organizational Structure and History
Tribune Media Company is a holding company that does business through its direct and indirect operating subsidiaries. Previously known as Tribune Company, we were founded in 1847 and incorporated in Delaware in 1968. Throughout the 1980s and 1990s, we grew rapidly through a series of broadcasting acquisitions and strategic investments in companies such as TV Food Network, CareerBuilder and Classified Ventures, LLC (“CV”). On December 20, 2007, we completed a series of transactions (collectively, the “Leveraged ESOP Transactions”), which culminated in the cancellation of all issued and outstanding shares of the Company’s common stock as of that date and with the Company becoming wholly-owned by the Tribune Company employee stock ownership plan (the “ESOP”).
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
On December 27, 2013, pursuant to a securities purchase agreement dated as of June 29, 2013, we acquired all of the issued and outstanding equity interests in Local TV, including the subsidiaries Local TV, LLC and FoxCo Acquisition, LLC, for $2.8 billion in cash, net of working capital and other closing adjustments (the “Local TV Acquisition”). As a result of the acquisition, we became the owner of 16 of the 19 television stations in Local TV’s portfolio. Concurrently with the Local TV Acquisition, Dreamcatcher Broadcasting LLC (“Dreamcatcher”) acquired the FCC licenses and certain other assets and liabilities of Local TV’s television stations WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA and WNEP-TV, Scranton, PA (collectively, the “Dreamcatcher Stations”) (the “Dreamcatcher Transaction”). We subsequently entered into shared services agreements (“SSAs”) with Dreamcatcher to provide technical, promotional, back-office, distribution and certain programming services to the Dreamcatcher Stations consistent with current FCC rules and policies.

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
On December 5, 2014, we completed the registration of the Company’s Class A common stock on the New York Stock Exchange (“NYSE”) and since then, our Class A common stock has traded on the NYSE under the symbol “TRCO.”
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
(3) This entity and its direct and indirect subsidiaries hold our Digital and Data Video businesses.
(4) This entity and its direct and indirect subsidiaries hold our Gracenote Music business.
(5) This entity and its direct and indirect subsidiaries hold certain of our other equity method investments, including our investment in CareerBuilder.
(6) This entity and its direct and indirect subsidiaries hold the majority of our real estate assets.
(7) Other direct and indirect subsidiaries that hold our North American and European sports data and technology businesses and various broadcasting and other Company assets, including certain cost method investments and international businesses.
Competitive Strengths
We believe that we benefit from the following competitive strengths:
Geographically diversified media properties in attractive U.S. markets.
We are one of the largest independent station owner groups in the United States based on household reach, and we own or operate local television stations in each of the nation’s top five markets and seven of the top ten markets by population. We have network affiliations with all of the major over-the-air networks, including American Broadcasting Company (“ABC”), CBS Corporation (“CBS”), FOX Broadcasting Company (“FOX”), National Broadcasting Company (“NBC”) and The CW Network, LLC (“CW”). We provide must-see programming, including the National Football League and other live sports, on many of our stations and local news to approximately 50 million U.S. households in the aggregate, as measured by Nielsen Media Research (“Nielsen”), representing approximately 44% of all U.S. households.
In addition, we own a national general entertainment cable network, WGN America, which is distributed to more than 75 million households nationally, as estimated by Nielsen. Such estimate does not fully reflect the additional subscribers resulting from the Company’s MVPD deals that became effective in January 2016. WGN America provides us with a platform for launching original programming and exclusive syndication content. We believe that the combination of our broadcast stations and WGN America creates a differentiated distribution platform.

Core competency in data and related technology.
Under the Gracenote brand, our Digital and Data businesses collect, create and distribute entertainment data that enables the discovery and consumption of content regarding music, TV, movies, and sports. Gracenote data powers electronic program guides (“EPGs”) and digital video recorders (“DVRs”) for leading cable systems. Subscription music services use Gracenote data to power search and for browsing of albums and music tracks. Gracenote sports data powers statistics, game scores and biographies for top sports websites. In addition to technology that powers the ingestion and distribution of data, Gracenote has a core competency in content recognition.
The demand from consumers and distributors has grown for Gracenote’s data and related technology. Data is becoming more vital to businesses as it is used to make smarter decisions about investing in content and to provide enhanced measurement tools to drive advertising efficiency and effectiveness. We believe we are well positioned to take advantage of this trend.
Strong cash flow generation.
Our core businesses have historically generated strong cash flows from operations. For the three years ended December 31, 2015, our net cash provided by operating activities totaled $764 million, which includes $514 million of cash distributions received from our equity investments. In addition to the $514 million of cash distributions accounted for within the cash flows provided by operating activities, $245 million of cash distributions from our equity investments were accounted for within the cash flows from investing activities. Our equity investments have historically provided substantial cash distributions annually. These cash flows provide us with the financial flexibility to pursue our growth strategies both through organic investments in our existing businesses and through accretive acquisition opportunities, as well as to return capital to our stockholders. We are making investments across our businesses, including in the acquisition of original content and the expansion of our Digital and Data businesses.
Opportunistically deploying capital to drive stockholder returns.
Our capital allocation policy is focused on driving returns for stockholders and investing in areas that are intended to drive growth in our profitability. On February 24, 2016, our board of directors (the “Board”) authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A common stock. Under the stock repurchase program, we may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management team. The repurchase program may be suspended or discontinued at any time. We expect to finance the purchases with available cash, cash flows from operations or debt facilities. The Company’s previously announced $400 million share repurchase program was completed during the fourth quarter of 2015. Under that program the Company repurchased a total of 7,670,216 shares. See Item 5. “Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.” In addition, on February 24, 2016, our Board declared a quarterly cash dividend of $0.25 per share on our Class A common stock and Class B common stock to be paid on March 24, 2016 to holders of record of Class A common stock and Class B common stock as of March 10, 2016, which was the fourth quarterly dividend declared by the Board under the Company’s dividend program announced on March 6, 2015. During 2015 we paid a total of approximately $1.060 billion to our stockholders (including warrant holders) through dividends, including $649 million paid as a special dividend in April 2015.
Valuable investments and real estate holdings.
We currently hold a variety of investments in cable and digital assets, including equity interests in TV Food Network and CareerBuilder. TV Food Network, of which we have a 31% interest, operates two 24-hour television networks, Food Network and Cooking Channel, as well as their related websites. Food Network is a fully distributed network in the United States with content distributed internationally. Cooking Channel is a digital-tier network available nationally and airs popular off-Food Network programming as well as originally produced programming. CareerBuilder, of which we have a 32% interest, is a global leader in human capital solutions, helping companies target, attract and retain talent. Its website, CareerBuilder.com, is a leading job website in North America on the basis of both traffic and revenue. CareerBuilder operates websites in the United States, Europe, Canada, Asia and South America.
We also own attractive real estate in key markets, including development rights for certain of our real estate assets. We actively manage our portfolio of real estate assets to drive value through the following initiatives:

•	Opportunistically dispose of properties, including select properties as part of an accelerated monetization program;

•	Maximize utility of our existing real estate footprint;

•	Generate revenues on excess space by leasing to third parties; and

•	Develop vacant properties or properties with redevelopment options.
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
Utilize the scale and quality of our operating businesses to increase value to our partners: advertisers, MVPDs, network affiliates and consumers.
Our television station group reaches approximately 50 million households nationally, as measured by Nielsen, representing approximately 44% of all U.S. households. WGN America, our national general entertainment cable network, reaches approximately 65% of U.S. households and the digital networks we operate, Antenna TV and THIS TV, collectively reach approximately 92% of U.S. households. We also operate approximately 50 websites primarily associated with our television stations, which, in 2015, reached an average of 50 million unique visitors monthly, as measured by comScore. Our data businesses feature information and content for approximately 8 million TV shows and movies and 229 million song tracks.
Through our extensive distribution network, we can deliver content through a multitude of channels. This ability to reach consumers across a broad geographical footprint is valuable for advertisers, MVPDs and affiliates alike as we connect consumers with their messaging and quality content.
To ensure our media and brands reach an increasing number of audiences enabling advertisers to reach such audiences in the most effective way across screens, we are dedicated toward building and managing strong editorial, digital marketing and technology capabilities that help us source, optimize, distribute and monetize our content online.
In November 2015, WGN America completed the transformation from a superstation to a highly distributed general entertainment cable network. As a result of such transformation, WGN America is now available through a dual feed, meaning that the network's shows are available for linear viewing in their intended times slots on both the East and West coasts. Our strategy is to build a network that combines high quality, original programming as well as exclusive, highly-rated syndicated programming and feature films.

Be the most valued source of local news and information in the markets in which we operate.
Local news is a cornerstone of our local television stations. We believe local news enjoys a competitive advantage relative to national news outlets due to its ability to generate immediate reporting, which is especially valuable when a breaking news story develops in a local market. We are also able to utilize our breadth of coverage to distribute local content on a national scale by sharing news stories on-air and digitally across Tribune-covered markets. Annually, we produce approximately 79,000 hours of news in our 33 U.S. markets. We also operate approximately 50 websites and approximately 125 mobile applications.
Continue to shift to a content ownership model that results in the retention of a greater share of advertising revenue and participation in the longer tail of programming monetization.
As competition for media advertising spend continues to increase, we are focused on developing our Tribune Studios business to drive future growth by creating original content to be distributed across our WGN America and television station platforms, as well as on streaming platforms such as Hulu, Amazon and Netflix. We believe that retaining the rights associated with our content will provide us with a competitive advantage relative to broadcasters that rely primarily on licensed programming acquired from third-party syndicators. A shift away from licensing content from third parties to content ownership will provide us with new outlets, such as over-the-top (“OTT”), subscription video on demand (“SVOD”) and international rights through which to monetize programming. Owned programming that airs across our station group further allows us to retain a greater share of overall advertising revenue generated from such content.
Further develop a leading global data and technology business.
Having started decades ago with core assets in video, we have expanded into more markets and additional data sets - music and sports - by acquiring eight companies in the last two years to create a global data business that capitalizes on our core competency in data and technology by driving increased scale in our business and providing deeper and richer global content solutions. We believe scaling data operations provides a key competitive advantage and cost efficiencies. Scale provides unique cross-platform and global solutions for next generation entertainment platforms. For example, consumer electronics companies turn to Gracenote as one of the few companies able to power music and video services on every continent.
Disciplined management of operating costs and capital investment.
Our management team is focused on maintaining a disciplined cost management program, while ensuring that the Company is investing in the areas that are expected to continue to drive profitability growth.
Exploration of Strategic and Financial Alternatives to Enhance Shareholder Value
On February 29, 2016, we announced that the Board and the Company have retained financial advisors and initiated a process to explore a full range of strategic and financial alternatives to enhance shareholder value. The strategic and financial alternatives under consideration include, but are not limited to, the sale or separation of select lines of business or assets, strategic partnerships, programming alliances and return of capital initiatives.
Monetization of our real estate assets.
We intend to accelerate the monetization of our real estate assets while continuing the value maximization process. We do this by continuously assessing the market conditions and executing on what we believe are the best strategies for each of the properties, including divestitures or forming strategic partnerships with local developers. We have already begun marketing processes and/or sales processes for 14 properties, including such marquee properties as the Tribune Tower in Chicago, IL, the north block of our Los Angeles Times Square property in downtown Los Angeles, CA and the Olympic Printing Plant facility in the Arts District of downtown Los Angeles, CA. We expect to broaden this sales activity to other properties depending on market conditions.

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
Television and Entertainment
Our Television and Entertainment reportable segment consists of the following businesses:

•	Television broadcasting services through Tribune Broadcasting, which owns or provides services to 42 broadcast television stations and related websites in 33 U.S. markets;

•	Digital multicast network services through Antenna TV and through the operation and distribution of THIS TV, both of which are digital networks that air in households nationally;

•	National program services through WGN America, a national general entertainment cable network;

•	Tribune Studios, a development and production studio;

•	Zap2it, a website dedicated to entertainment content; and

•	Radio program services on WGN-AM, a Chicago radio station.
Tribune Broadcasting
Our broadcast television stations serve the local communities in which they operate by providing locally produced news and special interest broadcasts as well as syndicated programming.
Tribune Broadcasting owns or provides certain services to 42 local television stations, reaching approximately 50 million households nationally, as measured by Nielsen, making us one of the largest independent station groups in the United States based on household reach. Currently, our television stations, including the 3 stations to which we provide certain services under SSAs with Dreamcatcher, consist of 14 FOX television affiliates, 13 CW television affiliates, 6 CBS television affiliates, 3 ABC television affiliates, 2 NBC television affiliates and 4 independent television stations. Our affiliates represent all of the major over-the-air networks, and we own or operate local television stations in each of the nation’s top five markets and seven of the top ten markets.

The following chart provides additional information regarding our television stations:

Stations	Market	Market Rank(1)	% of U.S. Households	Primary Network Affiliations	Affiliation Expiration
WPIX	New York	1	6.5%	CW	2016
KTLA	Los Angeles	2	4.8%	CW	2016
WGN	Chicago	3	3.1%	CW	2016
WPHL	Philadelphia	4	2.6%	MY	2016
KDAF	Dallas	5	2.3%	CW	2016
WDCW	Washington	7	2.2%	CW	2016
KIAH	Houston	10	2.1%	CW	2016
KCPQ / KZJO	Seattle	14	1.6%	FOX / MY	2018/2016
WSFL	Miami	16	1.5%	CW	2016
KDVR / KWGN	Denver	17	1.4%	FOX / CW	2018/2016
WJW	Cleveland	18	1.3%	FOX	2018
KTXL	Sacramento	20	1.2%	FOX	2016(3)
KTVI / KPLR	St. Louis	21	1.1%	FOX / CW	2018/2016
KRCW	Portland	24	1.0%	CW	2016
WXIN / WTTV	Indianapolis	27	0.9%	FOX / CBS	2016(3)/2019
KSWB	San Diego	28	0.9%	FOX	2017(3)
WTIC / WCCT	Hartford	30	0.8%	FOX / CW	2016(3)/2016
WDAF	Kansas City	33	0.8%	FOX	2018
KSTU	Salt Lake City	34	0.8%	FOX	2018
WITI	Milwaukee	35	0.8%	FOX	2018
WXMI	Grand Rapids	41	0.6%	FOX	2016(3)
WTKR(2) / WGNT(2)	Norfolk	42	0.6%	CBS / CW	2019/2016
KFOR / KAUT	Oklahoma City	43	0.6%	NBC / IND	2016/NA
WPMT	Harrisburg	44	0.6%	FOX	2016(3)
WGHP	Greensboro	46	0.6%	FOX	2018
WREG	Memphis	50	0.6%	CBS	2019
WGNO / WNOL	New Orleans	51	0.6%	ABC / CW	2019/2016
WNEP(2)	Wilkes Barre	55	0.5%	ABC	2019
WTVR	Richmond	56	0.5%	CBS	2019
WHO	Des Moines	72	0.4%	NBC	2016
WHNT	Huntsville	79	0.3%	CBS	2019
KFSM / KXNW	Ft. Smith	100	0.3%	CBS / MY	2019/2016
WQAD	Davenport	101	0.3%	ABC	2019

(1) Market rank refers to ranking the size of the Designated Market Area (“DMA”) in which the station is located in relation to other DMAs. Source: Local Television Market Universe Estimates for 2015-2016, as published by Nielsen.
(2) Stations owned by Dreamcatcher to which we provide certain services under SSAs. See Note 5 to our audited consolidated financial statements for further information.
(3) These FOX affiliation agreements include an early termination provision that permits FOX, upon notice, to reclaim the affiliation if FOX purchases a station within the corresponding DMA.
Our television and radio stations are operated pursuant to licenses granted by the FCC. Under rules promulgated and enforced by the FCC, each of our television stations has 6 megahertz of spectrum. Our television and radio operations are broadly regulated by the FCC, subject to ongoing rule changes, and subject to periodic renewal, as discussed further in “—Regulatory Environment” below.

Our television station group’s broadcast programming is received by a majority of the audience via MVPDs, which include cable television systems, direct broadcast satellite providers and wireline providers who pay us to offer our programming to their customers. We refer to such fees paid to us by MVPDs as retransmission consent revenues.
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
We produce approximately 79,000 hours of news annually in our 33 U.S. markets. Many of our newscasts are critically acclaimed.
Acquired syndicated programming, including both television series and movies, are purchased on a group basis for use by our owned stations. Contracts for purchased programming generally cover a period of up to five years, with payments typically made over several years.
For those stations with which we have a network affiliation, certain programming is acquired from the affiliated network, including FOX, CW, CBS, NBC and ABC. Network affiliation agreements dictate what programs are aired at specific times of the day, primarily during prime time. Our network affiliated stations are largely dependent upon the performance of network provided programs in order to attract viewers. Those parts of the day which do not contain network-provided content are programmed by the stations, primarily with syndicated programs purchased for cash, cash and barter or barter-only, as well as through self-produced news, live local sporting events, and other entertainment programming. We are also pursuing a strategy through Tribune Studios whereby we intend to develop more of our own first run, or original syndicated programming, for air on our owned stations. This could include owning the programming outright or being a partner with other media companies.
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
Antenna TV and THIS TV
Antenna TV, which is owned and operated by Tribune Broadcasting, is a digital multicast network airing on television stations across the United States. The network features classic television programs and movies. Local television stations air Antenna TV as a digital multicast channel, often on a .2 or .3 channel depending on the city and the station, using data compression techniques that allow a television station to transmit more than one independent program channel at the same time. Antenna TV is free and available over-the-air using a traditional broadcast television or rooftop antenna. In addition, most major cable companies across the United States carry local affiliate feeds of Antenna TV. In some cities, stations run alternative local programming at various points throughout the day. Currently, the network is available in 125 markets, including markets in which Tribune owns or provides services to a television station. The primary source of revenue is advertising, both at the network level as well as the locally sold advertising for those markets in which we operate.
THIS TV is a digital multicast network airing on certain television stations across the United States. It is owned by Metro-Goldwyn-Mayer Studios, Inc. (“MGM”) and operated by Tribune Broadcasting. The network programming largely consists of movies, limited classic television series and children’s programming. Local television stations air THIS TV as a digital multicast channel often on a .2 or .3 channel, depending on the city and the station. THIS TV is free and available over-the-air using a traditional broadcast television or rooftop antenna. In addition, most major cable companies across the United States carry local affiliate feeds of THIS TV. Currently, the network is available in 124 markets, including markets in which Tribune owns or provides services to a television station. Revenue consists of locally sold advertising for those markets in which we operate, a fee from MGM for operating the network as well as profit participation.
WGN America
WGN America is our national, general entertainment cable network. The channel is currently available in more than 75 million households as estimated by Nielsen. Such estimate does not fully reflect the additional subscribers resulting from the Company’s MVPD deals that became effective in January 2016. WGN America programming is delivered by our MVPD partners and consists primarily of syndicated series and movies, and first-run original programming. Content contracts are typically signed with the major studios and program distributors and cover a period of one to five years, with payment typically made over several years.
In November 2015, WGN America completed the transformation from a superstation to a highly distributed general entertainment cable channel. As a result of such transformation, WGN America is now available through a dual feed, meaning that the network's shows are available for linear viewing in their intended times slots on both the East and West coasts.
We anticipate that the change in status of WGN America to a highly distributed cable channel will improve subscriber (carriage) fees received from MVPDs.
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

•
Copyright revenue—We receive fee revenues distributed by the U.S. Copyright Office based on original programming that is retransmitted and not directly paid for by MVPDs. As MVPDs have completed the switch to a cable signal from the superstation signal, we no longer expect to earn copyright revenue from the WGN America superstation signal.

The primary expenses for WGN America are programming costs associated with new productions, syndicated programming and marketing and promotion costs that are incurred as we launch new original series.
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
The below table presents our roster of new original and syndicated series in development by Tribune Studios and its production partners as of the date of this filing:

Name of Series	Type	Network/ Station Aired	Air Date
Manhattan(1)	WGN America Co-owned Original	WGN America	Fall 2015 (season 2)
Outsiders	WGN America Co-owned Original	WGN America	January 2016
Underground	WGN America Co-owned Original	WGN America	March 2016
Celebrity Name Game	First-run Syndication-Equity Participant	Local Stations	Ongoing
Crime Watch Daily	First-run Syndication-Equity Participant	Local Stations	Ongoing
Bill Cunningham	First-run Syndication-Owned	Local Stations	Ongoing

(1) Series cancelled in February 2016.
In addition to programming that is developed by Tribune Studios, our strategy for WGN America also includes obtaining rights for off-network syndication, many of which are exclusive. Our syndication programming includes the popular television series Blue Bloods, Elementary and Person of Interest.
Through our ownership of a national channel and the extensive footprint of our local television stations, we are well positioned to leverage the scale of this distribution model to cross-promote our content, which we believe will provide an advantage to WGN America and our Tribune Broadcasting stations to build further awareness of our content and brands that will drive viewership across both networks.

When appropriate, we distribute Tribune Studios programming to our Tribune Broadcasting stations, as well as offer for license to third-party networks.
We expect to continue to make sizable investments in developing, creating and producing original programming content for both WGN America and our owned television stations.
Zap2it
We operate a website, www.zap2it.com, dedicated to entertainment content. The Zap2it.com website offers television viewers a powerful resource for in-depth information on all aspects of their favorite television shows through a user interface compatible with all connected devices. It is an integrated TV discovery and editorial source that provides TV listings information for linear TV programming and direct links to movies and TV programs on popular streaming services, including Netflix, Amazon and Hulu. Content includes entertainment news relevant to the TV and celebrity world as well as TV listings information. The primary source of revenue for the Zap2it.com website is direct and indirect display advertising in addition to fees received from affiliates.
Radio Station
We own WGN 720 AM, a radio station based in Chicago, Illinois. WGN 720 AM is a high-powered clear channel AM station, which has the highest protection from interference from other stations, and features talk-radio programs that host local personalities and provide sports play-by-play commentary.
Digital and Data
Our Digital and Data reportable segment operates the following businesses, each supported by our expertise in collection, creation and distribution of data and our innovative services and recognition technology:

•
Gracenote Video: Powering leading video consumption platforms around the world with TV and movie data and related services, helping consumers browse and watch content on a variety of platforms (e.g., cable television and Internet) and devices (e.g., mobile and TV);

•
Gracenote Music: Offering leading music data and recognition and discovery technologies to music distributors, music service providers, and the world’s leading automakers, helping hundreds of millions of music fans each day identify, discover and connect with songs and artists; and

•
Gracenote Sports: Delivering in-depth sports data, including schedules, scores, play-by-play statistics and team and player information, for major professional leagues and events around the world; and providing a portfolio of value-added services to media publishers, event organizers and sports governing bodies, including editorial and event media support, games news services, and performance analysis.

Data powers the television listings, schedules and other content in on-screen EPGs offered through cable and satellite providers via set-top boxes or other means and makes it possible for consumers to search for specific television and movie programming, as well as set DVR recordings. It also powers the algorithms that make movie and music recommendations possible for popular on-demand video and streaming music services. Demand has grown from consumers, and therefore distributors, for the data we license. Distributors include companies that deliver music, video and sports content to consumers through devices, platforms and applications, including pay-TV operators, streaming music services, sports leagues and providers of sports programming, online music stores, websites, TV and consumer electronics manufacturers, over-the-top (“OTT”) services and automakers and related suppliers. We believe Gracenote is uniquely positioned to take advantage of this increased demand for entertainment data as it provides data on a large scale in the four largest entertainment categories – TV, movies, music, and sports. Gracenote’s geographic reach throughout the world also well positions it to provide data, technology and services to companies deploying global entertainment solutions, as well as provide leading regional products and services.
Gracenote Video
Gracenote Video has over half of a century of experience and expertise in the collection, creation and distribution of TV and movie data. Today, Gracenote Video licenses entertainment data to many of the largest media and technology companies in the world, reaching more than 100 million households through television, cable and satellite, mobile, online, OTT and print channels. We operate globally, including in the United States, Canada, Mexico and Australia and more than 50 other countries across Europe, Asia, Latin America and in parts of Africa.
Video data includes fully relational data sets of content with respect to TV shows and movies, such as descriptions, genres, cast and crew details, actor long- and short-form biographies, imagery, TV schedules and listings, TV episode and season information and unique program IDs. Video data is sourced through a variety of means, including data produced, edited and curated by Gracenote’s editorial staff, as well as data collected through broadcasters, studios and content creators and feeds from regional data providers.
Gracenote Video derives the majority of its revenue from cable, satellite, online, consumer electronics and other business-to-business (“B2B”) channels. Gracenote Video products include:

•
Gracenote On® Entertainment: TV data, schedules, and other content carefully organized and delivered via download and in a cloud-based API to power television on-screen guides, second screen apps and discovery platforms.

•
Gracenote Online Video Data: An integrated data product allowing universal search across both linear and non-linear TV (on-demand and OTT services), allowing consumers to use universal search across all of their platforms.

•
ResearchTV®: A web-based measurement tool that tracks TV show airings and provides valuable insights for studios analyzing royalties, broadcasters evaluating programming line-ups and advertisers looking to make quick decisions on media buys.

•
Studio System™ by Gracenote: A leading business intelligence platform, with an extensive database of historical and forward-looking television and film data, deeply embedded in the daily workflow of film studios, television networks, talent agencies and production companies.

•
What’s ON TV Street Maps: A broadcast TV monitoring service that provides TV channel placement and availability reports to broadcaster customers. Spanning approximately 3,300 pay-TV operators in over 2,500 towns and cities across India, TV Street Maps provides broadcasters and content distributors insight into where their channels are placed in pay-TV line-ups.

•
What’s ON ARPU Enhancer: A recommendation service designed to enhance average revenue per user (ARPU) through up-sells, cross-sells, upgrades and top-ups for individual users, as the pay-TV industry evolves toward “skinny bundles” and a-la-carte pricing. This service helps pay-TV operators create and monetize channel packages for specific viewers based on viewer analytics.

Schedule-based television information and related content has historically been Gracenote Video’s largest component of revenue, but the increase in on-demand and online viewing is driving an increasing demand for non-linear information. Gracenote Video’s services support a variety of its customers’ consumer-facing products, including cable and satellite on-screen guides, smart TVs, mobile applications and online websites. In addition, it provides data to major research, royalty and reporting agencies. Revenue is primarily generated through multi-year license agreements, which typically renew automatically.
While automation has allowed us to keep pace with the rapid proliferation of entertainment content worldwide, the strength of our technology and databases rely on an experienced and specialized workforce spread across offices in the United States, Europe, Asia, Latin America, Australia and the Middle East. As such, compensation expense is the main component of Gracenote Video’s cost base, with occupancy and infrastructure costs accounting for much of the remainder.
Gracenote Music
Gracenote Music has two decades of experience and expertise in the collection, creation and distribution of music data, as well as the creation of cutting-edge technology in content recognition, such as recognition technology as part of the audio systems in cars from the world’s leading automakers. Gracenote Music is one of the largest sources of music data in the world, featuring music data for more than 229 million tracks, which helps power over a billion mobile devices including smart phones, tablets and laptops and many of the world’s most popular streaming music services. Gracenote Music’s technology is also featured in mobile applications, millions of smart TVs, and as part of a software platform on which automakers and their Tier 1 suppliers build in-car entertainment systems.
Music data includes a variety of content such as artist name, album name, track name, music genre, origin, era, tempo, mood, as well as album cover art and artist imagery. Music data is sourced through various means, including data produced, edited and curated by Gracenote’s editorial staff and data derived from machine learning technology as well as data received from direct feeds from record labels and user submissions via software featuring Gracenote MusicID® technology.

Gracenote Music derives the majority of its revenue from licensing its music data, software and services in the B2B segment to music services and to Tier 1 suppliers to the world’s leading automakers. Gracenote Music products include:

•
Gracenote MusicID®: A leading music recognition platform enabling the identification of CDs, digital music files and music streams by a variety of devices and applications. MusicID® delivers relevant music data, links to streaming music services, and cover art upon identification.

•
Gracenote Music Data for Auto: Music data that enables automakers to categorize music by top genres, tempos, moods, eras, and origins, allowing drivers and passengers to safely and easily browse large music collections in the car.

•	Gracenote Scan and Match: An advanced music recognition technology that helps music fans identify and migrate their local music collections, stored on laptops and mobile devices, to the cloud.

•	Gracenote Rhythm™: A leading music discovery platform that enables the creation of internet radio and music recommendation services.

•
Gracenote Rhythm Curation™: An editorial curation tool for playlist development across genres, eras, moods and tempos that provides the means to scale editorial curation operations, allowing customers to keep pace with subscriber demand for new playlists while maintaining efficiency of operations.

•
Gracenote Dynamic EQ: An advanced music recognition technology for automobiles employing Gracenote’s classification algorithm to analyze entire recordings and extract acoustic profiles - the levels of bass, treble and midrange, as well as dips in the frequency range. Combined with descriptive data such as genre, era or mood from Gracenote’s music database, the technology recognizes and matches each music track to its unique dynamic EQ profile and automatically adjusts the audio settings in the car’s head unit for optimal sound.

•
Gracenote Sound Stage: An audio processing technology that improves sound quality in the car by generating a center channel from a traditional stereo signal, enabling automakers to isolate vocals from music, talk radio and live sports in order to place them “front and center” as is the case with most high-end home stereos.

Gracenote Music licenses its products and services to customers on either a flat fee basis (“subscription”) or on a per-unit fee (“royalty-based”). License agreements are non-exclusive and typically range from 24 to 36 months in length for non-automotive customers and at least 60 months in length for automotive customers.
Gracenote Music also licenses certain content from third-party providers on a flat fee or use-based royalty basis. Gracenote Music’s primary expenses are compensation, occupancy and infrastructure, as well as research and development. Gracenote Music has operations in the United States, Europe and Asia.
Gracenote Sports
Gracenote Sports has more than two decades of experience and expertise in capturing, curating and delivering sports data for the world’s top leagues and competitions across North America, Europe and Asia. Gracenote Sports is a one-stop resource for live data and statistics from over 4,500 leagues and competitions, such as the National Football League, Major League Baseball, National Basketball Association, National Hockey League, Premier League, F1, Bundesliga, Tour de France, Wimbledon and the Olympics, among others.

Sports data includes live scores and information, play-by-play data, historical results and records, schedules, player profiles and athlete biographies. Sports data is sourced through a variety of means, including data produced, edited and curated by Gracenote’s editorial staff and technology, as well as data collected from leagues and feeds from regional data providers.
Gracenote Sports derives the majority of its revenue from licensing its sports data and related products and services in the B2B segment to leagues, broadcasters, media, cable and other distributors, application providers, and sports information and fantasy sports websites. Customers of our Gracenote Video business also take data feeds of sports data. Gracenote Sports products include:

•
Gracenote Sports Data: Live sports scores, play-by-play data, historical results and records, schedules, player profiles and athlete biographies from over 4,500 leagues and competitions across North America, Europe and Asia delivered via data feeds and in a cloud-based API.

•
DVR Extend™: Advanced predictive technology based on live game statistics, historical sports data and TV schedules, allowing cable and satellite operators to provider subscribers with functionality to automatically adjust the recording of a live sports game in the event that it goes past the scheduled broadcast time.

•
Podium®: A performance management tool that allows sports professionals to efficiently analyze athlete and team performance data, benchmark against other countries, and generate reports and in-depth analysis for strategic decision-making. Podium® is used by seven of the top 15 Olympic nations to assist with developing sports policy and analyzing performance.

•
Gracenote Sports Value-Added Services: Value-added services for the global broadcasting community, ranging from providing media support at sporting events to providing match prep kits, facts and figures, sports desk online, and sports Q&A services.

Gracenote Sports’ revenue, which is currently a component of the Video and Other category presented in this Annual Report, is primarily generated through multi-year license agreements, which typically renew automatically. While automation has allowed us to keep pace with the rapid proliferation of sporting events and programming worldwide, the strength of our technology and databases rely on an experienced and specialized workforce spread across offices in the United States, Canada, and Europe. As such, compensation expense is the main component of Gracenote Sports’ cost base, with occupancy and infrastructure costs accounting for much of the remainder.
Corporate and Other
The remaining activities that fall outside of our reportable segments consist of the following areas:

•	Costs associated with operating the corporate office functions and our predominantly frozen company-sponsored defined benefit pension plans; and

•	Management of real estate assets, including revenues from leasing office space and operating facilities, and any gain or loss from sale of real estate.
We own the majority of the real estate and facilities used in the operations of our business. In addition, a large percentage of the facilities we own house Tribune Publishing’s businesses and are subject to operating leases. Our real estate holdings comprise 78 real estate assets, representing approximately 7.2 million square feet of office, studio, industrial and other buildings on land totaling approximately 1,100 acres. Certain of these properties and land are available for redevelopment. These include excess land, underutilized buildings, and older facilities located in urban centers. We estimate that approximately 2.5 million square feet and approximately 262 acres are available for full or partial redevelopment. See “Item 2. Properties” for further information on our real estate holdings.
We intend to accelerate the monetization of a significant portion of our real estate while continuing to maximize the value of certain assets primarily by employing best practices in the operation and management of our holdings and forming strategic partnerships with knowledgeable local developers in the markets where our assets are located.

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
CareerBuilder is a global leader in human capital solutions, helping companies target, attract and retain talent. Our partners in CareerBuilder are TEGNA Inc. (as successor to Gannett Co., Inc.) (“TEGNA”) and The McClatchy Company, which together own a 68% interest in CareerBuilder. Its website, CareerBuilder.com, is the largest job website in North America on the basis of traffic and revenue. CareerBuilder operates websites in the United States, Europe, Canada, Asia and South America. CareerBuilder is continuing to expand its international operations both organically and through acquisitions, including beyond its traditional business, such as recruitment solutions, which includes talent and compensation intelligence and target and niche websites.
We also hold a number of other smaller investments in private companies such as our 5% membership interest in New Cubs LLC, a 25% interest in Dose Media LLC as well as a 1.5% interest in Tribune Publishing. See Note 9 to our audited consolidated financial statements for further information on our investments.
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
Major competitors include broadcast owners and operators, namely FOX, ABC, CBS and NBC, as well other major broadcast television station owners, including TEGNA, Nexstar, Sinclair and Raycom as well as other cable networks, including TNT, TBS, USA, FX, and AMC.
Digital and Data
Gracenote operates in the entertainment data and related technology industries and compete against other providers of content and data to music services, video services, cable companies and satellite distributors, connected devices and consumer electronics manufacturers, as well as those companies with content recognition services that enable the recognition of audio and/or video data via mobile applications or televisions. Competition tends to be regional, with many competitors offering solutions in only one of the verticals we offer, or even a single competitive product. The industry is highly fragmented by data set, region and service layer. A major competitor for both Gracenote Video and Gracenote Music is Rovi Corporation. Other competitors of Gracenote Music include Shazam Entertainment, SoundHound Inc., and Syntonetic Media Solutions A/S, while Ericsson is also a competitor of Gracenote Video. Competitors of Gracenote Sports include Stats LLC, Sportradar AG and Perform Group.
Customers and Contracts
No single customer accounted for more than 10% of our consolidated operating revenues in 2015, 2014 or 2013. No single customer accounted for more than 10% of its respective reportable operating segment’s revenues in 2015 and 2013. Our Digital and Data segment had one customer that accounted for approximately 11% of its 2014 revenue.
We are a party to multiple contractual arrangements with several program distributors for their respective programming content. In addition, we have affiliation agreements with our television affiliates, such as FOX, CBS, ABC, NBC and CW.
Intellectual Property
With respect to our Television and Entertainment segment, we do not face major barriers to our operations from patents owned by third parties. However, we view continuous innovation with respect to our technology as being one of our key competitive advantages. Our Television and Entertainment segment maintains a growing patent and patent application portfolio with respect to our technology, owning, as of December 31, 2015, approximately 30 U.S. and foreign issued patents and approximately 80 pending patent applications in the U.S. and foreign jurisdictions. Generally, the duration of issued patents in the U.S. is 20 years from filing of the earliest patent application to which an issued patent claims priority. We also maintain, for our Television and Entertainment segment, federal, international, and state trademark registrations and applications that protect, along with common law rights, our brands, certain of which are long-standing and well known, such as WGN, WPIX, and KTLA. Generally, the duration of a trademark registration is perpetual, if it is renewed on a timely basis and continues to be used properly as a trademark. We also own a large number of copyrights, none of which individually is material to the business. Further, we maintain certain licensing and content sharing relationships with third-party content providers that allow us to produce the particular content mix we provide to our viewers and consumers in our markets and across the country. Other than the foregoing and commercially available software licenses, we do not believe that any of our licenses to third-party intellectual property are material to our business as a whole.

With respect to our Digital and Data segment, our operations have been and continue to be the subject, from time to time, of patent litigation brought by both competitors and non-practicing entities. Given the duration of patents noted above, our ability to defend patent litigation brought by competitors and non-practicing entities is important to our ability to operate, although any current patent infringement dispute is not material to our business as a whole. As part of protecting, defending and monetizing its innovation, the businesses comprising our Digital and Data segment own, as of December 31, 2015, approximately 170 U.S. and foreign issued patents and approximately 150 pending patent applications in the U.S. and foreign jurisdictions. We also maintain, for our Digital and Data segment, federal, international and state trademark registrations and applications that protect, along with common law rights, our brands, such as Gracenote®. Given the wholesale nature of much of the Digital and Data segment, however, many of the trademark registrations and applications are not material to our business as a whole. We also own a large number of copyrights, none of which individually is material to the business. Further, we maintain certain licensing and content sharing relationships with third-party content providers that allow us to produce the particular content mix we provide to our customers and consumers. Other than the foregoing and commercially available software licenses, we do not believe that any of our licenses to third-party intellectual property are material to our business.
Employees
As of December 31, 2015, we employed approximately 8,000 employees, approximately 1,490 of which were represented by labor unions. Approximately 1,000 of our employees were employed in international locations. We have not recently experienced any significant labor problems and consider our overall labor relations to be good.
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
Each television and radio station that we own must be licensed by the FCC. Television and radio broadcast station licenses are granted for terms of up to eight years and are subject to renewal by the FCC in the ordinary course. As of February 29, 2016, we had FCC authorization to operate all 39 television stations and 1 radio station. We must also obtain FCC approval prior to the acquisition or disposition of a station, the construction of a new station or modification of the technical facilities of an existing station. Interested parties may petition to deny such applications and the FCC may decline to renew or approve the requested authorization in certain circumstances. Although we have generally received such renewals and approvals in the past, there can be no assurance that we will continue to do so in the future.
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
The Company provides certain operational support and other services to the Dreamcatcher stations pursuant to “shared services agreements” (“SSA”). In its pending 2014 Quadrennial Review proceeding, the FCC is seeking comment on proposals to adopt reporting requirements for SSAs. The Company cannot predict the outcome of that proceeding or its effect on the Company’s business or operations. Meanwhile, in a public notice released on March 12, 2014, the FCC announced that pending and future transactions involving SSAs will be subject to a higher level of scrutiny if they include a combination of certain operational and economic features. Although the Company currently has no transactions pending before the FCC that would be subject to such higher scrutiny, this policy could limit the Company’s future ability to enter into SSAs or similar arrangements.
In a Report and Order and Further Notice of Proposed Rulemaking issued on March 31, 2014, the FCC is seeking comment on whether to eliminate or modify its “network non-duplication” and “syndicated exclusivity” rules, pursuant to which local television stations may enforce their contractual exclusivity rights with respect to network and syndicated programming. In addition, pursuant to the STELA Reauthorization Act (“STELAR”), enacted in December 2014, the FCC adopted regulations prohibiting a television station from coordinating retransmission consent negotiations or negotiating retransmission consent on a joint basis with a separately owned television station in the same market. We do not currently engage in retransmission consent negotiations jointly with any other stations in our markets.
Separately, on June 2, 2015, the FCC adopted an order implementing a further directive of STELAR that the FCC streamline its “effective competition” rules for small cable operators. Under the Communications Act, local franchising authorities may regulate a cable operator’s basic cable service tier rates and equipment charges only if the cable operator is not subject to effective competition. Historically the FCC presumed the absence of effective competition unless and until a cable operator rebutted the presumption. The FCC’s order reversed that approach and adopted a rebuttable presumption that all cable operators, regardless of size, are subject to effective competition. Some cable operators have taken the position that cable systems found to be subject to effective competition are not required to place television stations, like ours, that have elected retransmission consent on the basic cable service tier. The FCC’s order does not address this issue.
In addition, on September 2, 2015, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) seeking comment on whether the FCC should make changes to its rules that require commercial broadcast television stations and MVPDs negotiate in “good faith” for the retransmission by MVPDs of local television signals. Under the Communications Act, MVPDs may not retransmit a commercial broadcast television station’s signal without the station’s consent (unless the station has elected “must-carry” status). Stations and MVPDs are required to negotiate for retransmission consent in “good faith.” The FCC’s rules implementing the good faith requirement identify certain practices that presumptively violate the obligation to negotiate in good faith. The FCC also may consider whether other practices violate the good faith requirement under the “totality of the circumstances.” The NPRM seeks comment generally on the state of the retransmission consent market and the effectiveness of the FCC’s existing rules. Although the NPRM does not propose any changes to the existing rules, it asks whether several practices should be considered consistent with, or a violation of, the good faith requirement. The FCC also must implement other provisions in STELAR that could affect retransmission consent negotiations, including a proceeding launched in March 2015 concerning procedures for modification of a station’s “market” for purposes of determining its entitlement to cable and/or satellite carriage. We cannot predict the impact of these proceedings on our business.
The Communications Act prohibits aliens from owning more than 25% of the equity or voting interests of a broadcast station licensee. The FCC has discretion under the Communications Act to permit foreign parties to own more than 25% of the equity or voting interests of the parent company of a broadcast licensee, but historically has declined to do so. In a Declaratory Ruling released on November 14, 2013, the FCC announced that it will exercise its discretion to consider, on a case-by-case basis, proposals for foreign investment in broadcast licensee parent companies above the 25% benchmark. In an October 22, 2015 NPRM, the FCC proposed to adopt rules, presumptions and procedures to facilitate the exercise of FCC discretion that would enable greater foreign investment in broadcast licensee parent companies. These would require the disclosure and approval of foreign interests that are attributable under then-current attribution rules, require a Declaratory Ruling from the FCC approving foreign ownership above 25%, and apply a presumption allowing approved attributable foreign-interest holders to increase their holdings without additional FCC approval under some circumstances. The proceeding is currently pending. We cannot predict the outcome of the proceeding or its effect on our business.
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
The FCC has numerous other regulations and policies that affect its licensees, including rules requiring closed-captioning and video description to assist television viewing by the hearing- and visually-impaired; an equal employment opportunities (“EEO”) rule which, among other things, requires broadcast licensees to implement an equal employment opportunity program and undertake certain outreach initiatives to ensure broad recruitment efforts, and prohibits discrimination by broadcast stations based on age, race, color, religion, national origin or gender; and a requirement that all broadcast station advertising contracts contain nondiscrimination clauses. Licensees are required to collect, submit to the FCC and/or maintain for public inspection extensive documentation regarding various aspects of their station operations. In April 2012, the FCC adopted an order to require television broadcasters to post most of such “public file” materials, including political advertising information for some stations, online at the FCC’s website. In January 2016, the FCC adopted rules expanding the on-line public file requirements to radio stations. Other decisions permit unlicensed wireless operations on television channels in so-called “White Spaces,” subject to certain requirements. We cannot predict whether such operations will result in interference to broadcast transmissions.
Federal legislation enacted in February 2012 authorizes the FCC to conduct voluntary “incentive auctions” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.75 billion. If any of our television stations are required to change frequencies or otherwise modify their operations, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. The FCC has adopted rules to implement the incentive auction and repacking through a number of orders and public notices. Applications to participate in the auction were due on January 12, 2016, and the auction is scheduled to begin on March 29, 2016, but may be cancelled, delayed or materially altered. The Company has filed applications to participate in the auction. The Company cannot predict the likelihood, timing or outcome of the incentive auction, or any related FCC regulatory action. The FCC has adopted strict communications prohibitions with respect to the auction which went into effect on January 12, 2016, and will remain in effect until the FCC publicly announces that the auction has ended (which could be as late as fourth quarter 2016 or later). During such time, the Company and its agents, employees, officers and directors are prohibited from directly or indirectly communicating-both internally and externally-certain information regarding the Company’s auction participation.
On January 27, 2016, the FCC announced the initiation of a proceeding entitled “Proposal to Unlock the Set-Top Box: Creating Choice & Innovation.” On February 18, 2016, the FCC released a Notice of Proposed Rule Making. While the period to comment on this NPRM is still on-going, one proposed requirement in the NPRM is that program providers pass through information about what programming is available, such as channel and program information and “entertainment identifier register IDs.” Adoption of this requirement without, among other things, adequately protecting proprietary and intellectual property rights in program guide content of which we are a major producer and distributor, and respecting contracts between entertainment data providers and their customers could negatively affect our entertainment data licensing business.
From time to time, the FCC revises existing regulations and policies in ways that could affect our broadcasting operations. In addition, Congress from time to time considers and adopts substantive amendments to the governing communications legislation. The Company cannot predict such actions or their resulting effect upon the Company’s business and financial position.
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
Corporate Information
We are incorporated in Delaware and our corporate offices are located at 435 North Michigan Avenue, Chicago, Illinois 60611. Our website address is www.tribunemedia.com, and our corporate telephone number is (212) 210-2786. Copies of our key corporate governance documents, code of ethics, and charters of our audit, compensation, and nominating and corporate governance committees are also available on our website www.tribunemedia.com under the heading “Investor Relations.”
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
Advertising revenue is our primary source of revenue, representing approximately 74% of our Television and Entertainment revenue in 2015. Expenditures by advertisers tend to be cyclical, reflecting overall economic conditions, as well as budgeting and buying patterns. National and local economic conditions, particularly in major metropolitan markets, affect the levels of advertising revenue. Changes in gross domestic product, consumer spending, auto sales, housing sales, unemployment rates, job creation, programming content and audience share and rates, as well as federal, state and local election cycles, all impact demand for advertising.
A decline in the economic prospects of advertisers or the economy in general could alter current or prospective advertisers’ spending priorities. Our revenue is sensitive to discretionary spending available to advertisers in the markets we serve, as well as their perceptions of economic trends and uncertainty. Weak economic indicators in various regions across the nation, such as high unemployment rates, weakness in housing and continued uncertainty caused by national and state governments’ inability to resolve fiscal issues in a cost efficient manner to taxpayers may adversely impact advertiser sentiment. These conditions could impair our ability to maintain and grow our advertiser base. In addition, advertising from the automotive, financial, retail and restaurant industries each constitute a large percentage of our advertising revenue. The success of these industries will continue to affect the amount of their advertising spending, which could have an adverse effect on our revenues and results of operations. Furthermore, consolidation across various industries, such as financial institutions and telecommunication companies, impacts demand for advertising. Competition from other media, including other broadcasters, cable systems and networks, satellite television and radio, metropolitan, suburban and national newspapers, websites, magazines, direct marketing and solo and shared mail programs, affects our ability to retain advertising clients and raise rates.
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
All of these factors continue to affect the advertising sales market and may further adversely impact our ability to grow or maintain our revenues.
Our business operates in highly competitive markets and our ability to maintain market share and generate operating revenues depends on how effectively we compete with existing and new competition.
Our business operates in highly competitive markets. Our television and cable stations compete for audiences and advertising revenue with other broadcast stations as well as with other media such as the Internet, cable and satellite television, and radio. Some of our current and potential competitors have greater financial and other resources than we do. In addition, cable companies and others have developed national advertising networks in recent years that increase the competition for national advertising. Over the past decade, cable television programming services, other emerging video distribution platforms and the Internet have captured increasing market share, while aggregate viewership of the major broadcast television networks has declined.
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
Our television and cable stations generate significant percentages of their advertising revenue from a few categories, including automotive, financial institutions, retail, restaurants and political. As a result, even in the absence of a recession or economic downturn, technological, industry, or other changes specifically affecting these advertising sources could reduce advertising revenues and adversely affect our financial condition and results of operations.
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
For example, devices that allow users to view television programs on a time-delayed basis, technologies that enable users to fast-forward or skip advertisements, such as DVRs, and portable digital devices and technology that enable users to store or make portable copies of programming, may cause changes in consumer behavior that could affect the attractiveness of our offerings to advertisers and adversely affect our revenues. In addition, the increasing delivery of content directly to consumers over the Internet and the use of digital devices, including mobile devices, which allow users to view or listen to content of their own choosing, in their own time and remote locations, while avoiding traditional commercial advertisements or subscription payments, could adversely affect our advertising revenues. The growth of direct to consumer video offerings, as well as offerings by distributors of smaller packages of cable programming to customers at price points lower than traditional cable distribution offerings could adversely affect demand for our cable network.
Furthermore, in recent years, the national broadcast networks have streamed their programming on the Internet and other distribution platforms in close proximity to network programming broadcast on local television stations, including those that we own or operate. These and other practices by the networks dilute the exclusivity and value of network programming originally broadcast by our local television stations and could adversely affect the business, financial condition and results of operations of our stations.
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
The availability and cost of quality network, syndicated and sports programming may impact television ratings, which could lead to fluctuations in revenues and profitability.
Most of our stations’ programming is acquired from outside sources, including the networks with which our stations are affiliated. The cost of network and syndicated programming represents a significant portion of television operating expenses. Network programming is dependent on our ability to maintain our existing network affiliations and the continued existence of such networks. Syndicated programming costs are impacted largely by market factors, including demand from other stations within the market, cable channels and other distribution vehicles. Availability of syndicated programming depends on the production of compelling programming and the willingness of studios to offer the programming to unaffiliated buyers. The cost and availability of local sports programming is impacted by competition from regional sports cable networks and other local broadcast stations. In addition, professional sports leagues or teams may create their own networks or the renewal costs could substantially exceed the original contract cost. Any inability to continue to acquire or produce affordable programming for our stations could adversely affect operating results or our financial condition. Additionally, as broadcast rights are recorded on the Company’s balance sheet at the lower of unamortized cost or estimated net realizable value, a downward revision in the anticipated future revenues for programming could result in a material non-cash charge.
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
One of our most significant costs is television programming. If a particular program is not popular in relation to its costs, we may not be able to sell enough advertising time or negotiate sufficient retransmission consent and carriage fee rates to cover the costs of the program. Since we generally purchase programming content from others rather than producing such content ourselves, we have limited control over the costs of the programming. Often we must purchase programming several years in advance and may have to commit to purchase more than one year’s worth of programming. We may replace programs that are doing poorly before we have recaptured any significant portion of the costs we incurred or before we have fully amortized the costs. Any of these factors could reduce our revenues or otherwise cause our costs to escalate relative to revenues. These factors are exacerbated during weak advertising markets. Additionally, our business is subject to the popularity of the programs provided by the networks with which we have network affiliation agreements or which provide us programming.

We may not be able to renegotiate retransmission consent or carriage fee agreements on terms comparable to or more favorable than our current agreements.
We depend in part upon retransmission consent and carriage fees from cable, satellite and other MVPDs, which pay those fees in exchange for the right to retransmit our broadcast programming and distribute WGN America. These retransmission consent and carriage fees represented approximately 21% of our 2015 Television and Entertainment revenues. As these “retransmission consent” and signal distribution agreements expire, we may not be able to renegotiate such agreements at terms similar to or more favorable than our current agreements. Our inability to renegotiate retransmission consent or carriage fee agreements on terms comparable to or more favorable than our current agreements may cause revenues or revenue growth from our retransmission consent and carriage fee agreements to decrease under the renegotiated terms. Furthermore, fees under our retransmission consent and carriage fee agreements are typically generated on a per-subscriber basis and if an MVPD with which we have a retransmission consent or carriage fee agreement loses subscribers, our revenues would be adversely affected.
We could be faced with additional tax-related liabilities if the IRS prevails on a proposed income tax audit adjustment. We may also face additional tax liabilities stemming from an ongoing tax audit.
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
In March 2013, the Internal Revenue Service (“IRS”) issued its audit report on our federal income tax return for 2008 which concluded that the gain from the Newsday Transactions should have been included in our 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax and penalty through December 31, 2015 would be $37 million. We disagree with the IRS’s position and have timely filed our protest in response to the IRS’s proposed tax adjustments. We are contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, we would also be subject to $32 million, net of tax benefits, of state income taxes through December 31, 2015. Furthermore, if the IRS prevails, the tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2008. As of December 31, 2015, the Company has made approximately $137 million of federal and state tax payments through its regular tax reporting process related to the Newsday Transactions.
Separately, the IRS is currently auditing our 2009 federal income tax return which includes the Chicago Cubs Transactions. We expect the IRS audit to be concluded during 2016. If the gain on the Chicago Cubs Transactions is deemed by the IRS to be taxable in 2009, the federal and state income taxes would be approximately $225 million before interest and penalties. If the IRS prevails, any tax, interest and penalty due will offset by any tax payments made relating to this transaction subsequent to 2009. As of December 31, 2015, the Company has paid approximately $35 million through its regular tax reporting process related to the Chicago Cubs Transactions.
Both potential liabilities are substantial. We do not maintain any tax reserves related to the Newsday Transactions or the Chicago Cubs Transactions. On September 2, 2015, we sold our remaining interest in the Newsday partnership. Our deferred tax liability of $101 million from our Newsday partnership became payable upon the consummation of the sale. The tax payments were made in the fourth quarter of 2015. The sale of our partnership interest does not impact the ongoing IRS audit, nor does it change our view of the tax position taken on the original transaction.

Our Consolidated Balance Sheet as of December 31, 2015 includes a deferred tax liability of $164 million related to the future recognition of taxable gain from the Chicago Cubs Transactions.
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
We may be unable to complete or successfully integrate strategic acquisitions or investments.
We continuously evaluate our businesses and make strategic acquisitions and investments, either individually or with partners, from time to time. There can be no assurance that any such acquisitions or investments can be completed or that we will be able to grow our business, or any segment thereof, through acquisitions. In addition, future acquisitions may result in the issuance of shares of our capital stock, the incurrence of indebtedness, assumption of contingent liabilities, an increase in interest and amortization expense and significant charges relative to integration. These transactions involve operational challenges and risks in negotiation, execution, valuation and integration and, as a result, the anticipated benefits of any acquisition may not be realized fully, or at all, or may take longer to realize than expected. Further, our financial condition and results of operations may be adversely affected if we are unable to generate adequate financial returns on such acquisitions, are unable to implement our business plan for the combined business or are unable to achieve operating synergies anticipated from the acquisition.
Acquisitions involve a number of risks, including:

•	problems implementing disclosure controls and procedures for the newly acquired business;

•	the challenges in achieving strategic objectives, cost savings and other anticipated benefits;

•	unforeseen difficulties extending internal control over financial reporting and performing the required assessment at the newly acquired business;

•	potential adverse short-term effects on operating results through increased costs or otherwise;

•	potential future impairments of goodwill associated with the acquired business;

•	diversion of management’s attention or failure to recruit new, and retain existing, key personnel of the acquired business;

•	failure to successfully implement technological integration;

•	exceeding the capability of our technology infrastructure and applications; and

•
the risks inherent in the technology environment of the acquired business and risks associated with unanticipated events or liabilities, any of which could have a material adverse effect on our business, financial condition and results of operations.

In addition, we may not be able to obtain financing necessary to complete acquisitions on attractive terms or at all.
We may be unable to successfully monetize our real estate assets.
As part of our real estate portfolio management strategy, we actively evaluate opportunities to dispose of assets to take advantage of market conditions. For example, we have recently decided to accelerate the monetization of a portion of our real estate portfolio and have already begun a sales process for three marquee properties, the Tribune Tower in Chicago, IL, the north block of our Los Angeles Times Square property in downtown Los Angeles, CA and the Olympic Printing Plant facility in the Arts District of downtown Los Angeles, CA. We currently expect to broaden this sales activity in the future to other properties. We may, however, be unable to realize the full value, or successfully complete the planned divestitures, of our real estate assets, and there can be no assurance that any such divestiture can be completed in a timely manner, on favorable terms or at all.
We may be unsuccessful in expanding our operations internationally.
We have expanded our geographic reach in the TV data market in key international markets, but risks will remain as we continue to expand globally. Our ability to expand internationally involves various risks, including the need to invest resources in these markets, and the possibility that there may not be returns on these investments in the near future or at all. In addition, we have incurred and may in the future incur expenses before we generate any material revenue in these new markets. For example, the strength of our technology and databases rely on an experienced workforce spread across offices internationally, and as such, compensation expenses will remain a large component of our cost base. We have limited experience in selling our solutions in international markets or in conforming to local cultures, standards or policies, and international expansion will require significant management attention. We may not be able to compete successfully in these international markets. Different media, censorship, and liability standards and regulations and different intellectual property laws and enforcement practices in foreign countries may cause our business and operating results to suffer.
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
We have investments in businesses that we account for under the equity method of accounting. Under the equity method, we report our proportionate share of the net earnings or losses of our equity affiliates in our Statement of Operations under “Income on equity investments, net,” which contributes to our income (loss) from continuing operations before income taxes. In fiscal 2015, our income from equity investments, net was $147 million and we received $180 million in cash distributions from our equity investments. If the earnings or losses of our equity investments are material in any year, those earnings or losses may have a material effect on our net income and financial condition and liquidity. We do not control the day-to-day operations of our equity method investments, nor have the ability to cause them to pay dividends or make other payments or advances to their stockholders, including us, and thus the management of these businesses could impact our results of operations. Additionally, these businesses are subject to laws, regulations, market conditions and other risks inherent in their operations. Any of these factors could adversely impact our results of operations and the value of our investment.
Adverse conditions in the capital markets and/or lower long-term interest rates, changes in actuarial assumptions and legislative or other regulatory actions could substantially increase our pension costs, placing greater liquidity needs upon our operations.
We maintain four single-employer defined benefit plans, including the Tribune Company Cash Balance Pension Plan, three of which are frozen. These plans were underfunded by $456 million as of December 31, 2015 as measured in accordance with generally accepted accounting standards and using a discount rate of 4.30%.
The excess of our benefit obligations over pension assets is expected to give rise to required pension contributions over the next several years. Legislation enacted in 2012 and 2014 provided for changes in the discount rates used to calculate the projected benefit obligations for purposes of funding pension plans, which have an impact of applying a higher discount rate to determine the projected benefit obligations for funding than current long-term interest rates. Also, the earlier Pension Relief Act of 2010 provided relief in the funding requirements of such plans. However, even with the relief provided by these legislative rules, we expect future contributions to be required under our qualified pension plans. In addition, adverse conditions in the capital markets and/or lower long-term interest rates may result in greater annual contribution requirements, placing greater liquidity needs upon our operations.
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
A breach of security measures for our information systems could disrupt operations and could adversely affect our businesses and results of operations.
Network and information systems and other technologies are important to our business activities. Despite our security measures, network and information systems-related events, such as computer hackings, cyber threats, security breaches, viruses, or other destructive or disruptive software, process breakdowns or malicious or other activities, and natural or other disasters could result in a disruption of our services and operations or improper disclosure of personal data or confidential information, which could damage our reputation and require us to expend resources to remedy any such breaches. The occurrence of any of these events could have a material adverse effect on our business and results of operations.

We may incur fines or penalties, damage to our reputation or other adverse consequences if our employees, agents or business partners violate, or are alleged to have violated, anti-bribery, anti-money laundering, export controls, competition or other laws.
Our international operations expose us to a number of anti-bribery, anti-money laundering, export controls, competition and other laws. These laws and regulations apply to companies, individual directors, officers, and employees, and to the activities of agents acting on our behalf, and may restrict our operations, trade practices, and partnering activities. In particular, our international operations are subject to U.S. and foreign anti-corruption laws and regulations, such as the Foreign Corrupt Practices Act (“FCPA”). The FCPA prohibits us from directly or indirectly offering or providing anything of value to a “foreign official” for the purposes of improperly influencing official decisions or obtaining or retaining business or otherwise obtaining an improper business advantage, and requires us as a publicly-traded company to maintain adequate record-keeping and internal accounting practices to accurately reflect the transactions of the company. In addition, some of the countries in which we operate have historically had elevated levels of corruption. As a result of the above activities, we are exposed to the risk of violating the FCPA and other anti-corruption laws. We have established policies and procedures designed to assist us and our personnel to comply with applicable U.S. and international laws and regulations. However, there can be no assurance that our internal controls will protect us from reckless or criminal acts committed by our employees, agents or business partners that would violate U.S. and/or foreign laws, including anti-bribery laws, export controls laws, competition laws, anti-money laundering laws, trade sanctions and regulations, and other laws. Any such improper actions could subject us to civil or criminal investigations in the U.S. and in other jurisdictions, could lead to substantial civil or criminal monetary and non-monetary penalties against us or our subsidiaries, and could damage our reputation. Even the allegation or appearance of our employees, agents or business partners acting improperly or illegally could damage our reputation and result in significant expenditures in investigating and responding to such actions. Any of these developments could have a material adverse effect on our business, financial condition and results of operations.
Labor strikes, lockouts and protracted negotiations can lead to business interruptions and increased operating costs.
As of December 31, 2015, union employees comprised approximately 19% of our workforce. We are required to negotiate collective bargaining agreements across our business units on an ongoing basis. Complications in labor negotiations can lead to work slowdowns or other business interruptions and greater overall employee costs. If we or our suppliers are unable to renew expiring collective bargaining agreements, it is possible that the affected unions or others could take action in the form of strikes or work stoppages. Such actions, higher costs in connection with these agreements or a significant labor dispute could adversely affect our business by disrupting our operations. Depending on its duration, any lockout, strike or work stoppage may have an adverse effect on our operating revenues, cash flows or operating income or the timing thereof.
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
Goodwill and other intangible assets are a significant component of our consolidated total assets. We annually review for impairment in the fourth quarter of each year. The estimated fair values of the reporting units to which goodwill has been allocated are determined using many critical factors, including projected future operating cash flows, revenue and market growth, market multiples, discount rates and consideration of market valuations of comparable companies. The estimated fair values of other intangible assets subject to the annual impairment review, which include FCC licenses, are generally calculated based on projected future discounted cash flow analyses. The development of estimated fair values requires the use of assumptions, including assumptions regarding revenue and market growth as well as specific economic factors in the broadcasting industry. These assumptions reflect our best estimates, but these items involve inherent uncertainties based on market conditions generally outside of our control. In the fourth quarter of 2015, as a result of the annual impairment review, we recorded a non-cash impairment charge of $385 million related to goodwill and other intangible assets (see Note 8 to our audited consolidated financial statements for further information).
Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in non-cash impairment charges in the future.
Changes in accounting standards can significantly impact reported earnings and operating results.
Generally accepted accounting principles and accompanying pronouncements and implementation guidelines for many aspects of our business, including those related to revenue recognition, intangible assets, pensions, leases, income taxes and broadcast rights, are complex and involve significant judgments. Changes in these rules or their interpretation may significantly change our reported earnings and operating results.
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
Federal legislation enacted in February 2012 authorized the FCC to conduct voluntary “incentive auctions” in order to reclaim certain spectrum currently occupied by television broadcast stations and reallocate spectrum to mobile wireless broadband services. The legislation also authorized the FCC to “repack” television stations into a smaller portion of the existing television spectrum band and to require some television stations to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.75 billion. If any of our television stations are required to change frequencies or otherwise modify their operations in the “repack,” our stations could incur substantial conversion costs, or reduction in over-the-air signal coverage. The FCC has adopted rules concerning the incentive auction and the repacking of the television band. Applications to participate in the auction were due on January 12, 2016, and the auction is scheduled to begin on March 29, 2016, but may be cancelled, delayed or materially altered. We have filed applications to participate in the auction. We cannot predict the timing or outcome of the incentive auction.
The FCC has adopted strict communications prohibitions with respect to the auction which went into effect on January 12, 2016, and will remain in effect until the FCC publicly announces that the auction has ended. Accordingly, we and our agents, employees, officers and directors are prohibited from directly or indirectly communicating-both internally and externally-certain information regarding our participation until the auction is completed, which may not be until the fourth quarter of 2016 or later. Any violation of these prohibitions could result in significant penalties, including reversal of bids and loss of broadcast licenses.

New laws or regulations that eliminate or limit the scope of retransmission consent or “must carry” rights could significantly reduce our ability to obtain carriage and therefore revenues.
A number of entities have commenced operation, or announced plans to commence operation of IPTV systems, using digital subscriber line, fiber optic to the home and other distribution technologies. In most cases, we have entered into retransmission consent agreements with such entities for carriage of our eligible stations. However, the issue of whether those services are subject to cable television regulations, including must carry or retransmission consent obligations, has not been resolved. If IPTV systems gain a significant share of the video distribution marketplace, and new laws and regulations fail to provide adequate must carry and/or retransmission consent rights, our ability to distribute our programming to the maximum number of potential viewers will be limited and consequently our revenue potential will be limited.
In March 2014, the FCC sought comment on whether to eliminate or modify its “network non-duplication” and “syndicated exclusivity” rules, pursuant to which local television stations may invoke FCC processes to enforce their contractual exclusivity rights with respect to their network and syndicated programming. This proceeding remains pending. In February 2015, pursuant to congressional directive under STELAR (enacted in December 2014), the FCC adopted regulations prohibiting a television station from coordinating retransmission consent negotiations or negotiating retransmission consent on a joint basis with a separately owned television station in the same market.
The FCC also must implement other provisions in STELAR that could affect retransmission consent negotiations. On September 2, 2015, in response to Congress’s directive in STELAR that the FCC review the “totality of the circumstances” test, the FCC sought comment on whether it should revise its rules requiring that commercial broadcast television stations and MVPDs negotiate in “good faith” for the retransmission by MVPDs of local television signals. Under the Communications Act, unless a station has elected “must-carry” status MVPDs may not retransmit a commercial broadcast television station’s signal without the station’s consent, which must be negotiated by the parties in “good faith.” The FCC’s rules identify certain practices that presumptively violate the obligation to negotiate in good faith, and allow the FCC to consider whether other practices violate the “good faith” obligation under the “totality of the circumstances.” Although the FCC does not propose any changes to the existing rules, it asks whether several practices should be considered consistent with, or a violation of, the requirement to negotiate in good faith. In addition, the FCC launched a proceeding in March 2015 concerning procedures for modification of a station’s “market” for purposes of determining its entitlement to cable and/or satellite carriage in certain circumstances. We cannot predict the outcome of these proceedings.
In December 2014, the FCC issued a notice of proposed rulemaking that would expand the definition of MVPD under the FCC’s rules to include certain “over-the-top” distributors of video programming that stream content to consumers over the open Internet. If the FCC adopts this proposal, it could result in changes to how our television stations’ signals and WGN America are distributed, and to how viewers access our content. We cannot predict the outcome of this proceeding or the effect of such a change on our revenues from carriage agreements and from advertising.
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
The NBCO Rule prohibits the common ownership of an attributable interest in a daily newspaper and a broadcast station in the same market. Our former attributable television/newspaper interests were granted either temporary or permanent waivers of the NBCO Rule in connection with the FCC’s approval of the Plan. On November 12, 2013, we filed with the FCC a request for extension of the temporary NBCO Rule waivers granted in connection with its approval of the Plan. That request is pending. Meanwhile, in its pending Quadrennial Review of the media ownership rules, the FCC is considering a proposal that would modify the NBCO Rule by establishing a favorable presumption with respect to certain daily newspaper/broadcast combinations in the 20 largest markets and a rebuttable negative presumption with respect to such combinations in all other markets. The proceeding is pending. We cannot predict the outcome of this proceeding or whether the FCC will allow our existing temporary waiver to remain in effect pending the conclusion of the proceeding.
Under FCC policy and precedent, a television station or newspaper publisher may provide certain operational support and other services to a separately-owned television station in the same market pursuant to a SSA where the Duopoly Rule or NBCO Rule would not permit common ownership of the properties. In the Local TV Transfer Order, the FCC authorized us to provide services (not including advertising sales) under SSAs to the Dreamcatcher stations. In its pending 2014 Quadrennial Review proceeding, the FCC is seeking comment on proposals to adopt reporting requirements for SSAs. We cannot predict the outcome of that proceeding or its effect on our business or operations. Meanwhile, in a public notice released on March 12, 2014, the FCC announced that pending and future transactions involving SSAs will be subject to a higher level of scrutiny if they include a combination of certain operational and economic features. Although we currently have no transactions pending before the FCC that would be subject to such higher scrutiny, this policy could limit our future ability to enter into SSAs or similar arrangements. In a Report and Order issued on April 15, 2014, the FCC amended its rules to treat any JSA pursuant to which a television station sells more than 15% of the weekly advertising time of another television station in the same market as an attributable ownership interest subject to the Duopoly Rule. A similar rule already was in effect for radio JSAs. Pursuant to that order and related legislation, existing JSAs that create impermissible duopolies must be unwound or revised to come into compliance by December 19, 2016. We are not a party to any JSAs. Judicial review of the April 15, 2014 Report and Order is pending.
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
Licensees are required to collect, submit to the FCC and/or maintain for public inspection extensive documentation regarding a number of aspects of their station operations. In April 2012, the FCC adopted an order to require television broadcasters to post most of the material in their existing public inspection files, including political advertising information, online at the FCC’s website. The April 2012 order applies only to commercial and non-commercial television stations, but not to radio stations. On January 28, 2016, the FCC adopted rules that will expand the online public file rules to include broadcast radio stations, cable operators, satellite television providers and satellite radio licensees.
New regulations mandating technological standards for set-top boxes could adversely affect our data business.
On January 27, 2016, the FCC announced the initiation of a proceeding entitled “Proposal to Unlock the Set-Top Box: Creating Choice & Innovation.” On February 18, 2016, the FCC released a Notice of Proposed Rule Making. While the period to comment on this NPRM is still on-going, one proposed requirement in the NPRM is that program providers pass through information about what programming is available, such as channel and program information and “entertainment identifier register IDs.” Adoption of this requirement without, among other things, adequately protecting proprietary and intellectual property rights in program guide content of which we are a major producer and distributor, and respecting contracts between entertainment data providers and their customers could negatively affect our entertainment data licensing business.
Increased enforcement or enhancement of FCC indecency and other program content rules could have an adverse effect on our businesses and results of operations.
FCC rules prohibit the broadcast of obscene material at any time and/or indecent or profane material on television or radio broadcast stations between the hours of 6 a.m. and 10 p.m. Several years ago, the FCC stepped up its enforcement activities as they apply to indecency, and has indicated that it would consider initiating license revocation proceedings for “serious” indecency violations. In the past several years, the FCC has found indecent content in a number of cases and has issued fines to the offending licensees. The current maximum permitted fines per station if the violator is determined by the FCC to have broadcast obscene, indecent or profane material are $350,000 per incident and $3.3 million for a continuing violation, and the amount is subject to periodic adjustment for inflation. Fines have been assessed on a station-by-station basis, so that the broadcast of network programming containing allegedly indecent or profane material has resulted in fines levied against each station affiliated with that network which aired the programming containing such material. In June 2012, the U.S. Supreme Court struck down, on due process grounds, FCC Notices of Apparent Liability issued against stations affiliated with the FOX and ABC television networks in connection with their broadcast of “fleeting” or brief broadcasts of expletives or nudity and remanded the case to the FCC for further proceedings consistent with the U.S. Supreme Court’s opinion. In September 2012, the Chairman of the FCC directed FCC staff to commence a review of the FCC’s indecency policies, and to focus indecency enforcement on egregious cases while reducing the backlog of pending broadcast indecency complaints. On April 1, 2013, the FCC issued a public notice seeking comment on whether the FCC should make changes to its current broadcast indecency policies or maintain them as they are. The proceeding to review the FCC’s indecency policies is pending, and we cannot predict the timing or outcome of the proceeding. The determination of whether content is indecent is inherently subjective and therefore it can be difficult to predict whether particular content could violate indecency standards, particularly where programming is live and spontaneous. Violation of the indecency rules could lead to sanctions that may adversely affect our business and results of operations.
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
Risks Related to Our Indebtedness
We have substantial indebtedness and may incur substantial additional indebtedness, which could adversely affect our financial health and our ability to obtain financing in the future as well as to react to changes in our business.
As of December 31, 2015, we had total indebtedness of approximately $3.453 billion and our interest expense for the year ended December 31, 2015 was $164 million. We also had $300 million of availability under our Revolving Credit Facility (as defined herein), not including $23 million of undrawn letters of credit. We are able to incur additional indebtedness in the future, subject to the limitations contained in the agreements governing our indebtedness. Our substantial indebtedness could have important consequences to holders of our common stock, including:

•
making it more difficult for us to satisfy our obligations with respect to our Secured Credit Facility, consisting of a $3.773 billion term loan facility (the “Term Loan Facility”), of which the outstanding principal as of December 31, 2015 totaled $2.360 billion, and a $300 million revolving credit facility (the “Revolving Credit Facility”), our $1.100 billion in aggregate principal amount of 5.875% Senior Notes due 2022 (the “Notes”) and our other debt;

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

•	increasing our vulnerability to general adverse economic and industry conditions;

•	exposing us to the risk of increased interest rates as certain of our borrowings, including under the Secured Credit Facility, are at variable rates of interest;

•	limiting our flexibility in planning for and reacting to changes in the industry in which we compete;

•	placing us at a disadvantage compared to other, less leveraged competitors or competitors with comparable debt and more favorable terms and thereby affecting our ability to compete; and

•	increasing our cost of borrowing.

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
One or a number of these factors could cause a decrease in the amount of our available cash flow, which would make it more difficult for us to make payments under the Notes and Secured Credit Facility or any other indebtedness. For additional information regarding the risks to our business that could impair our ability to satisfy our obligations under our indebtedness, see “—Risks Related to Our Business.”
If our cash flows and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to affect any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The agreements governing our indebtedness restrict our ability to dispose of assets and use the proceeds from those dispositions and also restrict our ability to raise debt to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due. In addition, under the Secured Credit Facility, we are subject to mandatory prepayments on our Term Loan Facility from a portion of our excess cash flows, which may be stepped down upon the achievement of specified first lien leverage ratios. To the extent that we are required to prepay any amounts under our Term Loan Facility, we may have insufficient cash to make required principal and interest payments on other indebtedness.
Our inability to generate sufficient cash flows to satisfy our debt obligations, or to refinance our indebtedness on commercially reasonable terms or at all, would materially and adversely affect our financial condition and results of operations and our ability to satisfy our obligations under our indebtedness.
If we cannot make scheduled payments on our debt, we will be in default and lenders under our Secured Credit Facility and holders of the Notes could declare all outstanding principal and interest to be due and payable, the lenders under the Revolving Credit Facility could terminate their commitments to loan money, the lenders could foreclose against the assets securing their loans and we could be forced into bankruptcy or liquidation. All of these events could result in you losing some or all of the value of your investment.
Despite our substantial indebtedness, we and our subsidiaries may be able to incur substantially more debt. This could further exacerbate the risks associated with our substantial indebtedness.
We and our subsidiaries may incur significant additional indebtedness in the future. Although the Secured Credit Facility and the indenture governing the Notes contain restrictions on the incurrence of additional indebtedness, these restrictions are subject to a number of qualifications and exceptions, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions also will not prevent us from incurring obligations that do not constitute indebtedness. In addition, the Revolving Credit Facility provides for commitments of $300 million, which as of December 31, 2015 were available, except for $23 million of undrawn outstanding letters of credit. Additionally, the indebtedness under the Secured Credit Facility may be increased by an amount equal to the greater of (x) $1.0 billion and (y) the maximum amount that would not cause our net first lien leverage ratio (treating debt incurred in reliance of this basket as secured on a first lien basis whether or not so secured), as determined pursuant to the Secured Credit Facility, to exceed 4.50 to 1.00, subject to certain conditions. If new debt is added to our current debt levels, the related risks that we and the guarantors now face would increase and we may not be able to meet all our debt obligations.

The terms of the agreements governing our indebtedness restrict our current and future operations, particularly our ability to respond to changes or to take certain actions, which could harm our long-term interests.
The Secured Credit Facility and the indenture governing the Notes contain covenants that, among other things, impose significant operating and financial restrictions on us and limit our ability to engage in actions that may be in our long-term best interest, including restrictions on our ability to:

•	sell or otherwise dispose of assets;

•	incur additional indebtedness (including guarantees of additional indebtedness);

•	pay dividends and make other distributions in respect of, or repurchase or redeem, capital stock;

•	make voluntary prepayments on certain debt (including the Notes) or make amendments to the terms thereof;

•	create liens on assets;

•	make loans and investments (including joint ventures);

•	engage in mergers, consolidations or sales of all or substantially all of our assets;

•	engage in certain transactions with affiliates; and

•	change the business conducted by us.
These covenants are subject to a number of important exceptions and qualifications. In addition, the restrictive covenants in the Secured Credit Facility require us to maintain a net first lien leverage ratio, which shall only be applicable to the Revolving Credit Facility and will be tested at the end of each fiscal quarter if revolving loans, swingline loans and outstanding unpaid letters of credit (other than undrawn letters of credit and those letters of credit that have been fully cash collateralized) exceed 25% of the amount of revolving commitments. Our ability to satisfy that financial ratio test may be affected by events beyond our control.
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
Borrowings under the Secured Credit Facility are at variable rates of interest and expose us to interest rate risk. Interest rates are currently at historically low levels. If interest rates increase, our debt service obligations on the variable rate indebtedness will increase even though the amount borrowed remains the same, and our net income and cash flows, including cash available for servicing our indebtedness, will correspondingly decrease. Assuming all revolving loans are fully drawn (to the extent that the London Interbank Offered Rate (“LIBOR”) is in excess of the current 0.75% minimum rate under the Secured Credit Facility), each quarter point change in interest rates would result in a $6 million change in our projected annual interest expense on our indebtedness under the Secured Credit Facility. In the future, we may enter into interest rate swaps that involve the exchange of floating for fixed rate interest payments in order to reduce future interest rate volatility. However, due to risks for hedging gains and losses and cash settlement costs, we may not elect to maintain such interest rate swaps with respect to any of our variable rate indebtedness, and any swaps we enter into may not fully mitigate our interest rate risk.
A downgrade, suspension or withdrawal of the rating assigned by a rating agency to us or our indebtedness could make it more difficult for us to obtain additional debt financing in the future.
Our indebtedness has been rated by nationally recognized rating agencies and may in the future be rated by additional rating agencies. We cannot assure you that any rating assigned to us or our indebtedness will remain for any given period of time or that a rating will not be lowered or withdrawn entirely by a rating agency if, in that rating agency’s judgment, circumstances relating to the basis of the rating, such as adverse changes in our business, so warrant. Any downgrade, suspension or withdrawal of a rating by a rating agency (or any anticipated downgrade, suspension or withdrawal) could make it more difficult or more expensive for us to obtain additional debt financing in the future.
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
On April 12, 2012, the Debtors, the official committee of unsecured creditors, and creditors under certain of our prepetition debt facilities filed the Plan with the Bankruptcy Court. On July 23, 2012, the Bankruptcy Court issued an order confirming the Plan (the “Confirmation Order”). Several notices of appeal of the Confirmation Order were filed. The appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, in whole or in part, including the settlement of the Leveraged ESOP Transactions consummated by Tribune and the ESOP, EGI-TRB, L.L.C., a Delaware limited liability company wholly-owned by Sam Investment Trust (a trust established for the benefit of Samuel Zell and his family) (the “Zell Entity”) and Samuel Zell in 2007, that was embodied in the Plan (see Note 3 to our audited consolidated financial statements for further information). Notices of appeal were filed on August 2, 2012 by Wilmington Trust Company (“WTC”), as successor indenture trustee for the Predecessor’s Exchangeable Subordinated Debentures due 2029 (“PHONES”), and on August 3, 2012 by the Zell Entity, Aurelius Capital Management LP (“Aurelius”), Law Debenture Trust Company of New York (“Law Debenture”), successor trustee under the indenture for the Predecessor’s prepetition 6.61% debentures due 2027 and the 7.25% debentures due 2096 and Deutsche Bank Trust Company Americas (with Law Debenture, the “Trustees”), successor trustee under the indentures for the Predecessor’s prepetition medium-term notes due 2008, 4.875% notes due 2010, 5.25% notes due 2015, 7.25% debentures due 2013 and 7.5% debentures due 2023. WTC and the Zell Entity also sought to overturn determinations made by the Bankruptcy Court concerning the priority in right of payment of the PHONES and the subordinated promissory notes held by the Zell Entity and its permitted assignees, respectively. In January 2013, the Reorganized Debtors filed a motion to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014, the United States District Court for the District of Delaware (the “Delaware District Court”) entered an order granting in part and denying in part the motion to dismiss. The effect of the order was to dismiss all of the appeals, with the exception of the relief requested by the Zell Entity concerning the priority in right of payment of the subordinated promissory notes held by the Zell Entity and its permitted assignees with respect to any state law fraudulent transfer claim recoveries from a creditor trust that was proposed to be formed under a prior version of the Plan, which relief was denied on the merits. On July 16, 2014, Aurelius and the Trustees filed notices of appeal of the Delaware District Court’s order with the U.S. Court of Appeals for the Third Circuit (the “Third Circuit”). On August 19, 2015, the Third Circuit affirmed the order of the Delaware District Court as to the appeal filed by Aurelius but reversed and remanded as to the appeal filed by the Trustees. On January 11, 2016, Aurelius filed a petition for a writ of certiorari with the United States Supreme Court seeking review of the Third Circuit’s decision. That petition remains pending. If either Aurelius or the Trustees are successful in overturning the Confirmation Order and certain prior orders of the Bankruptcy Court, in whole or in part, our financial condition may be adversely affected.
Risks Relating to Our Common Stock and the Securities Market
Certain provisions of our certificate of incorporation, by-laws and Delaware law may discourage takeovers.
Our second amended and restated certificate of incorporation, as amended, and amended and restated by-laws contain certain provisions that may discourage, delay or prevent a change in our management or control over us. For example, our second amended and restated certificate of incorporation, as amended, and amended and restated by-laws, collectively:

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
As of December 31, 2015, 100,015,546 shares of our Class A common stock were issued, of which 7,670,216 were held in treasury. In addition, as of December 31, 2015, we had 5,605 outstanding shares of Class B common stock, par value $0.001 per share (“Class B Common Stock”), and 291,309 outstanding Warrants to purchase our common stock (“Warrants”), which are governed by the Warrant Agreement between us, Computershare Inc. and Computershare Trust Company, N.A., dated as of December 31, 2012 (the “Warrant Agreement”), all of which are immediately convertible into shares of Class A Common Stock. The perceived ability of shares of Class B Common

Stock and Warrants to convert into shares of Class A Common Stock could result in a decline in the market price of our shares of Class A Common Stock.

Approximately 29% of our outstanding common stock is held by Oaktree Tribune, L.P. (the “Oaktree Funds”), entities affiliated with JPMorgan Chase Bank, N.A. (the “JPMorgan Entities”) and investment funds managed by Angelo, Gordon & Co., L.P. (the “Angelo Gordon Funds,” and collectively, the “Stockholders”), each of whom has registration rights, subject to some conditions, to require us to file registration statements covering the sale of their shares or to include their shares in registration statements that we may file for ourselves or other stockholders in the future.
A few significant stockholders have significant influence over us and may not always exercise their influence in a way that benefits our other public stockholders.
As of December 31, 2015, the Oaktree Funds owned approximately 15% of the outstanding shares of our common stock and Warrants. In addition, seven other entities or groups (as defined by the SEC) have filed reports with the SEC reporting beneficial ownership in excess of 5.0% of our outstanding Class A common stock as of December 31, 2015. As a result, the Oaktree Funds and these other significant stockholders may be able to exercise significant influence over matters requiring stockholder and/or board approval for the foreseeable future, including approval of significant corporate transactions such as the sale of substantially all of our assets and the election of the members of our board of directors.
Because the Oaktree Funds and these other significant stockholders’ interests may differ from your interests, actions they take as significant stockholders may not be favorable to you. For example, the concentration of ownership could delay, defer or prevent a change of control of us or impede a merger, takeover or other business combination which another stockholder may otherwise view favorably. Furthermore, if the Oaktree Funds and these other significant stockholders decide to liquidate their holdings of our common stock, this could materially adversely affect the trading price of our common stock.
We cannot assure you that we will pay special or regular dividends on our stock in the future.
On April 9, 2015, we paid a special cash dividend of $6.73 per share to holders of record of our common stock at the close of business on March 25, 2015. In addition, on February 24, 2016, the Board declared a quarterly cash dividend of $0.25 per share on our Class A common stock and Class B common stock to be paid on March 24, 2016 to holders of record of Class A common stock and Class B common stock as of March 10, 2016, which was the fourth quarterly dividend declared by the Board under the Company’s dividend program announced on March 6, 2015. The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the discretion of the board of directors taking into account future earnings, cash flows, financial requirements and other factors. There can be no assurance that the board of directors will declare any dividends in the future. To the extent that expectations by market participants regarding the potential payment, or amount, of any special or regular dividend prove to be incorrect, the price of our common stock may be materially and negatively affected and investors that bought shares of our common stock based on those expectations may suffer a loss on their investment. Further, to the extent that we declare a regular or special dividend at a time when market participants hold no such expectations or the amount of any such dividend exceeds current expectations, the price of our common stock may increase and investors that sold shares of our common stock prior to the record date for any such dividend may forego potential gains on their investment.
The market price for our common stock may be volatile and the value of your investment could decline.
Many factors could cause the trading price of our common stock to rise and fall, including the following:

•	declining operating revenues derived from our core business;

•	variations in quarterly results;

•	availability and cost of programming;

•	announcements regarding dividends;

•	announcements of technological innovations by us or by competitors;

•	introductions of new products or services or new pricing policies by us or by competitors;

•	acquisitions or strategic alliances by us or by competitors;

•	recruitment or departure of key personnel or key groups of personnel;

•	the gain or loss of significant advertisers or other customers;

•	changes in securities analysts’ estimates of our performance or lack of research and reports by industry analysts; and

•	market conditions in the media industry, the industries of our customers, and the economy as a whole.
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
Our second amended and restated certificate of incorporation, as amended, designates the Court of Chancery of the State of Delaware as the exclusive forum for certain litigation that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Our second amended and restated certificate of incorporation, as amended, provides that the Court of Chancery of the State of Delaware is the sole and exclusive forum for (i) any derivative action or proceeding brought on our behalf, (ii) any action asserting a claim of breach of a fiduciary duty owed to us or our stockholders by any of our directors, officers, employees or agents, (iii) any action asserting a claim against us arising under the General Corporation Law of the State of Delaware (the “DGCL”), our second amended and restated certificate of incorporation, as amended, or our amended and restated by-laws or (iv) any action asserting a claim against us that is governed by the internal affairs doctrine. Stockholder in our company will be deemed to have notice of and have consented to the provisions of our second amended and restated certificate of incorporation, as amended, related to choice of forum. The choice of forum provision in our second amended and restated certificate of incorporation, as amended, may limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us.
Fulfilling our obligations incident to being a public company, including with respect to the requirements of and related rules under the Sarbanes-Oxley Act of 2002, is expensive and time-consuming and may not prevent all errors or fraud; we have identified a material weakness in our internal control over financial reporting.
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
In particular, we are required to perform system and process evaluation and testing of our internal control over financial reporting to allow management to report on the effectiveness of our internal control over financial reporting, as required by Section 404(a) of the Sarbanes-Oxley Act of 2002. Likewise, our independent registered public accounting firm is required to provide an attestation report on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002. In addition, we are required under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) to maintain disclosure controls and procedures and internal control over financial reporting. In connection with management's assessment of the

Company's internal control over financial reporting as of December 31, 2015, management identified a number of deficiencies related to the design and operating effectiveness of information technology general controls for information systems that are relevant to the preparation of the Company’s consolidated financial statements, which, in the aggregate, constituted a material weakness. A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The Company has developed a plan to remediate these deficiencies, but there can be no assurance as to when the remediation plan will be fully implemented, or that the plan, as currently designed, will adequately remediate the material weakness. See Item 9A. Controls and Procedures for further information on the material weakness and our remediation plan. If these measures prove to be insufficient to remediate the material weakness, the accuracy of our financial reporting could be adversely affected resulting in reputational harm, distractions to management and our board of directors, disruptions to our business and a loss in confidence by investors in the reliability of our financial statements. Further, any failure to implement required new or improved controls, or difficulties encountered in their implementation, could harm our operating results or cause us to fail to meet our reporting obligations. Failure to comply with the Sarbanes-Oxley Act of 2002 could potentially subject us to sanctions or investigations by the SEC or other regulatory authorities. In addition, because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues or instances of fraud, if any, within our company have been detected.
Risks Related to the Publishing Spin-Off
If the Publishing Spin-off does not qualify as a tax-free distribution under Section 355 of the U.S. Internal Revenue Code of 1986, as amended (“IRC” or the “Code”), including as a result of subsequent acquisitions of stock of Tribune Media or Tribune Publishing, then Tribune Media may be required to pay substantial U.S. federal income taxes.
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
Our management and directors may own shares of Tribune Publishing’s common stock or be affiliated with certain equity holders of Tribune Publishing. This ownership overlap could create, or appear to create, potential conflicts of interest when our management and directors and Tribune Publishing’s management and directors face decisions that could have different implications for us and Tribune Publishing. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between us and Tribune Publishing regarding the terms of the agreements governing the Publishing Spin-off and our relationship with Tribune Publishing thereafter. These agreements include the separation and distribution agreement, the tax matters agreement, the employee matters agreement, the transition services agreement (the “TSA”) and any commercial agreements between the parties or their affiliates. Potential conflicts of interest may also arise out of any commercial arrangements that we or Tribune Publishing may enter into in the future. To address actual, potential or perceived conflicts of interest involving Tribune Publishing or otherwise, such as those arising from business opportunities and personal investments, the Board has adopted corporate governance guidelines, to which all directors are subject to, a Code of Business Conduct and Ethics, to which all directors, officers and employees of Tribune are subject, and a Code of Ethics for CEO and Senior Financial Officers, to which certain members of management are subject.
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
The following table provides details of our properties as of December 31, 2015:

Television and Entertainment Segment	Owned(1)		Leased
	Square Feet	Acres	Square Feet
Office and studio buildings	1,252,143	—	544,729
Antenna land	—	781	—

Digital and Data Segment	Owned(1)		Leased
	Square Feet	Acres	Square Feet
Office buildings and other(2)	5,058	—	286,173

Other Real Estate	Owned(1)		Leased
	Square Feet	Acres	Square Feet
Corporate	104,797	—	36,199
Leased to outside parties(3)	4,334,639	—	—
Vacant: Available for lease or redevelopment or sale	1,501,735	—	—

(1)	Square feet represent the amount of office, studio or other building space currently utilized.

(2)	Includes approximately 117,232 square feet of property leased outside the United States.

(3)
We retained all owned real estate in the Publishing Spin-off transaction and have entered into lease and license agreements with Tribune Publishing for continued use of the applicable facilities. These lease arrangements with Tribune Publishing cover approximately 3.5 million square feet. Tribune Publishing currently represents our largest third-party tenant.

Included in the above are properties that were held for sale as of December 31, 2015. These properties include 2.2 million square feet of office and industrial space and 34 acres of land. Also, included in the above are buildings and land available for redevelopment. These include excess land, underutilized buildings and older facilities located in urban centers. We estimate approximately 2.5 million square feet and 262 acres are available for full or partial redevelopment. Specific redevelopment properties include portions of the south parking structure and the surface lot of the Los Angeles Times Building in Los Angeles, CA, properties located at 700 West Chicago and 777 West Chicago in Chicago, IL, a vacant printing facility and adjacent land in Costa Mesa, CA and a parcel of land in Ft. Lauderdale, FL. The redevelopment opportunities are subject to satisfying applicable legal requirements and receiving governmental approvals.
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
On December 31, 2012, the Debtors that had filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. Tribune Media and certain of the other legal entities included in the combined financial statements of Tribune Media were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. Certain of our Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 3 to our audited consolidated financial statements for further information.
In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain from the Newsday Transactions should have been included in our 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax and penalty through December 31, 2015 would be $37 million. We disagree with the IRS’s position and have timely filed our protest in response to the IRS’s proposed tax adjustments. We are contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, we would also be subject to $32 million, net of tax benefits, of state income taxes through December 31, 2015. If the IRS prevails, the tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2008. As of December 31, 2015, the Company has made approximately $137 million of federal and state tax payments through its regular tax reporting process.
Separately, the IRS is currently auditing our 2009 federal income tax return which includes the Chicago Cubs Transactions. We expect the IRS audit to be concluded during 2016. If the gain on the Chicago Cubs Transactions is deemed by the IRS to be taxable in 2009, the federal and state income taxes would be approximately $225 million before interest and penalties. If the IRS prevails, any tax, interest and penalty due will offset by any tax payments made relating to this transaction subsequent to 2009. As of December 31, 2015, the Company has paid approximately $35 million through its regular tax reporting process.
Both potential liabilities are substantial. We do not maintain any tax reserves related to the Newsday Transactions or the Chicago Cubs Transactions. In accordance with ASC Topic 740, “Income Taxes,” our Consolidated Balance Sheet at December 28, 2014 included a deferred tax liability of $110 million related to the future recognition of taxable income related to the Newsday Transactions. As further described in Note 9 to our audited consolidated financial statements, on September 2, 2015, we sold our remaining interest in the Newsday partnership. The remaining deferred tax liability of $101 million became payable upon the consummation of the sale and the payment to the IRS was made in the fourth quarter of 2015. Our Consolidated Balance Sheet as of

December 31, 2015 includes deferred tax liabilities of $164 million related to the future recognition of taxable income and gain from the Chicago Cubs Transactions.
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
 ITEM 4. MINE SAFETY DISCLOSURES
None

PART II
 ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information; Holders
Since December 5, 2014, our Class A Common Stock has traded on the New York Stock Exchange (“NYSE”) under the symbol “TRCO.” Beginning in 2013, our Class A Common Stock and Class B Common Stock have been quoted on the OTC Bulletin Board (“OTC”) under the symbols “TRBAA” and “TRBAB,” respectively. The trading of our Class A Common Stock on the OTC stopped on December 5, 2014 when we commenced trading on the NYSE. Each share of the Class B Common Stock is convertible upon request of the holder into one share of Class A Common Stock, provided the holder is in compliance with certain rules, as further described in Note 16 to our audited consolidated financial statements.
The following table presents the high and low bid price for our Class A Common Stock and Class B Common Stock on the NYSE and OTC, as applicable, adjusted for the Publishing Spin-off, for the periods indicated:

	Class A Common Stock		Class B Common Stock*
Fiscal Year Ended December 31, 2015	High	Low	High	Low
Quarter ended December 31, 2015	$42.23	$33.26	$42.61	$37.84
Quarter ended September 30, 2015	$55.75	$34.29	$53.54	$37.84
Quarter ended June 30, 2015	$61.99	$52.55	$61.26	$53.11
Quarter ended March 29, 2015	$70.37	$53.82	$66.50	$57.00

	Class A Common Stock*		Class B Common Stock*
Fiscal Year Ended December 28, 2014	High	Low	High	Low
Quarter ended December 28, 2014	$71.00	$55.40	$69.20	$57.50
Quarter ended September 28, 2014	$87.50	$65.55	$86.95	$67.25
Quarter ended June 29, 2014	$83.70	$70.37	$80.73	$70.53
Quarter ended March 30, 2014	$79.35	$66.40	$77.79	$69.86

*
The prices above for our Class A Common Stock for the periods prior to December 5, 2014 and for our Class B Common Stock for all periods are as reported by Bloomberg, L.P. (adjusted for the Publishing Spin-off) based on information provided by OTC and may reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not necessarily represent actual transactions.

As of December 31, 2015, we had issued 100,015,546 shares of Class A common stock, of which 7,670,216 were held in treasury, and 5,605 shares of Class B common stock. We had nine holders of record of Class A common stock at both December 31, 2015 and December 28, 2014, and we had one holder of record of Class B common stock at both December 31, 2015 and December 28, 2014. Additionally, as of December 31, 2015, 291,309 shares of our common stock were subject to outstanding Warrants to purchase our Common Stock. See Note 16 to the audited consolidated financial statements for further information.
Dividends
On April 9, 2015, we paid a special cash dividend of $6.73 per share to holders of record of our Common Stock and Warrants at the close of business on March 25, 2015.
Additionally, the Board declared quarterly cash dividends on our common stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2015
	Per Share	Total Amount
Second quarter	$0.25	$24,100
Third quarter	0.25	23,620
Fourth quarter	0.25	23,555
Total quarterly cash dividends declared and paid	$0.75	$71,275
During 2015 we paid a total of approximately $720 million to our stockholders (including warrant holders) through dividends, including $649 million paid as a special dividend in April 2015. On February 24, 2016, the Board declared a quarterly cash dividend of $0.25 per share to be paid on March 24, 2016 to holders of record of Common Stock and Warrants as of March 10, 2016.
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

Securities Authorized for Issuance Under Equity Compensation Plans
The following table provides information about our Class A common stock that may be issued upon exercise of options and other rights under our 2013 Equity Incentive Plan as of December 31, 2015.

Plan category	Number of securities to be issued upon exercise of outstanding options and vesting of restricted stock units and performance share units (1)(2)	Weighted-average exercise price of outstanding options	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	—	$—	—
Equity compensation plans not approved by security holders (3)	2,532,781	61.68	2,408,731
Total	2,532,781	$61.68	2,408,731

(1)	Does not include 52,309 of vested and unvested restricted stock awards issued to members of our Board of Directors from the 2013 Equity Incentive Plan.

(2)	Performance share units are assumed to be issued at a maximum 200% of target for all periods, although performance targets for some of them have not been set and no expense is being recognized.

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
Since the initial issuance of the Warrants on December 31, 2012 through December 31, 2015, we have issued 16,355,133 shares of Class A common stock and 143,477 shares of our Class B common stock upon the exercise of 16,498,663 Warrants. Of these exercises, we issued 12,465,780 shares of Class A common stock and 25,244 shares of Class B common stock, respectively, for cash, receiving total proceeds of $12,491 from the exercise. In addition, we issued 3,889,353 shares of Class A common stock and 118,233 shares of Class B common stock, respectively, upon “cashless exercises.”
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
Debt Securities
None.
Repurchases of Equity Securities
The following table presents a summary of share repurchases made by us during the quarter ended December 31, 2015 pursuant to the $400 million Class A common stock stock repurchase program authorized by our Board of Directors on October 13, 2014, as further described in Note 16 to our audited consolidated financial statements.

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
October 1, 2015 - October 31, 2015	—	$—	—	$66,977
November 1, 2015 - November 30, 2015	773,211	$37.15	773,211	$38,253
December 1, 2015 - December 31, 2015	1,071,382	$35.85	1,071,382	$—
Quarter Ended December 31, 2015	1,844,593	$36.39	1,844,593	$—
On February 24, 2016, the Board authorized a new stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A common stock. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Liquidity and Capital Resources—Repurchases of Equity Securities” below for additional information.

Performance Graph
The following graph compares the cumulative total return on our Class A Common Stock since it began trading on the NYSE on December 5, 2014 with the cumulative total return of the S&P 500 Index and our peer group index. The graph assumes, in each case, an initial investment of $100 on December 5, 2014, based on the market prices at the end of each fiscal quarter through and including December 31, 2015, and reinvestment of dividends.

Company/ Peer Group Index/Market Index (In Dollars)	December 5, 2014	December 28, 2014	December 31, 2015
Tribune Media Company (TRCO)	100.0	85.6	54.5
Peer Group Index	100.0	99.2	90.6
S&P 500	100.0	100.7	100.7
Our peer group consists of the following companies considered our market competitors, or that have been selected based on the basis of industry: AMC Entertainment Holdings, Inc.; TEGNA; Media General, Inc.; Nexstar Broadcasting Group, Inc.; Rovi Corporation; Scripps Networks Interactive, Inc.; and Sinclair Broadcast Group, Inc.
This performance graph and other information furnished under this Part II Item 5 of this Form 10-K shall not be deemed to be “soliciting material” or to be “filed” with the SEC or subject to Regulation 14A or 14C, or to the liabilities of Section 18 of the Securities Exchange Act of 1934, as amended.

ITEM 6. SELECTED FINANCIAL DATA
The following table sets forth selected historical consolidated financial data as of the dates and for the periods indicated. The selected historical consolidated financial data as of December 31, 2015 and December 28, 2014, and for each of the three years in the period ended December 31, 2015 have been derived from our audited consolidated financial statements and related notes contained in this Annual Report. The selected historical consolidated financial data as of December 29, 2013, December 31, 2012, December 30, 2012 and December 25, 2011 and for the years ended December 31, 2012, and December 25, 2011 have been derived from our consolidated financial statements and related notes not included herein. The selected historical consolidated financial data should be read in conjunction with “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” our audited consolidated financial statements and related notes included in this Annual Report.
On August 4, 2014, we completed the Publishing Spin-off, resulting in the spin-off of the Publishing Business through a tax-free, pro rata dividend to our stockholders and warrantholders of 98.5% of the shares of Tribune Publishing. The results of operations for the Publishing Business included in the Publishing Spin-off are presented within discontinued operations for all periods presented.

	Successor			Predecessor
	As of and for the year ended			As of and for	As of and for the years ended
(in thousands, except per share data)	Dec. 31, 2015	Dec. 28, 2014	Dec. 29, 2013	Dec. 31, 2012[1]	Dec. 30, 2012	Dec. 25, 2011
STATEMENT OF OPERATIONS DATA:
Operating Revenues	$2,010,460	$1,949,359	$1,147,240	$—	$1,232,847	$1,187,940
Operating (Loss) Profit(2)	$(262,689)	$301,182	$199,040	$—	$250,903	$254,382
(Loss) Income from Continuing Operations(2)	$(319,918)	$463,111	$162,942	$7,214,125	$283,635	$336,778
(Loss) Earnings Per Share from Continuing Operations Attributable to Common Shareholders(3)
Basic	$(3.38)	$4.63	$1.63
Diluted	$(3.38)	$4.62	$1.62

Regular dividends declared per common share	$0.75	$—	$—

Special dividends declared per common share	$6.73	$—	$—

BALANCE SHEET DATA:
Total Assets	$9,758,535	$11,396,455	$11,476,009	$8,673,280	$6,351,036	$5,884,428
Total Non-Current Liabilities	$5,379,396	$5,516,844	$5,751,611	$3,308,899	$716,724	$800,446

(1)
Operating results for December 31, 2012 include only (i) reorganization adjustments which resulted in a net gain of $4.739 billion before taxes ($4.543 billion after taxes), including a $5 million gain ($9 million loss after taxes) recorded in income (loss) from discontinued operations, net of taxes and (ii) fresh-start reporting adjustments which resulted in a net loss of $3.372 billion before taxes ($2.567 billion after taxes, including a loss of $178 million ($95 million after taxes) reflected in income (loss) from discontinued operations, net of taxes). See Notes 2, 3 and 4 to our audited consolidated financial statements for further information.

(2)
Consolidated operating loss and loss from continuing operations for the year ended December 31, 2015 include an impairment charge of $385 million related to goodwill and other intangible assets. See Note 8 to our audited consolidated financial statements for additional information.

(3)	See Note 18 to our audited consolidated financial statements for a description of our computation of basic and diluted earnings per share attributable to the holders of our common stock.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion and analysis should be read in conjunction with the other sections of this Annual Report, including “Item 1. Business,” “Item 6. Selected Financial Data” and our audited consolidated financial statements for the three years in the period ended December 31, 2015 and notes thereto included in this Annual Report.
This Management’s Discussion and Analysis of Financial Condition and Results of Operations contains a number of forward-looking statements, all of which are based on our current expectations and could be affected by the uncertainties and other factors described throughout this Annual Report and particularly in “Item 1A. Risk Factors” and “Special Note Regarding Forward-Looking Statements.”
Introduction
The following discussion and analysis compares our and our subsidiaries’ results of operations for the three years in the period ended December 31, 2015. On December 8, 2008 (the “Petition Date”) the Debtors filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. The Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption “In re: Tribune Media Company, et al.,” Case No. 08-13141. As further described below, a plan of reorganization for the Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). Where appropriate, we and our business operations as conducted on or prior to December 30, 2012 are also herein referred to collectively as the “Predecessor.” Our business operations as conducted on or subsequent to the Effective Date are also herein referred to collectively as the “Successor,” “Reorganized Debtors” or “Reorganized Tribune Company.”
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
Overview
We are a diversified media and entertainment company comprised of 42 television stations, which we refer to as “our television stations,” that are either owned by us or owned by others, but to which we provide certain services, along with a national general entertainment cable network, a radio station, a production studio, a digital and data technology business, a portfolio of real estate assets and investments in a variety of media, websites and other related assets. We believe our diverse portfolio of assets distinguishes us from traditional pure-play broadcasters through our high-quality original and syndicated programming, our ability to capitalize on revenue growth from our Digital and Data assets, cash distributions from our equity investments and revenues from our real estate assets.
Our business operates in the following two reportable segments:

•
Television and Entertainment: Provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America, including content produced by Tribune Studios and its production partners, as well as news, entertainment and sports information via our websites and other digital assets.

•
Digital and Data: Provides innovative technology and services that collect, create and distribute video, music, sports and entertainment data primarily through wholesale distribution channels to consumers globally.

We also hold a variety of investments in cable and digital assets, including equity investments in TV Food Network and CareerBuilder. In addition, we report and include under Corporate and Other the management of certain real estate assets, including revenues from leasing our owned office and production facilities and any gains or losses from the sales of our owned real estate, as well as certain administrative activities associated with operating corporate office functions and managing our predominantly frozen company-sponsored defined benefit pension plans.
Prior to the Publishing Spin-off, we reported our operations through two reportable segments: broadcasting and publishing; certain administrative activities were reported and included under corporate. Also included in the publishing segment were digital entertainment data businesses which distribute entertainment listings and license proprietary software and data. These digital entertainment data businesses were not included in the Publishing Spin-off and are now included in the Digital and Data reportable segment.
Our Television and Entertainment reportable segment consists of 42 television stations and related websites, including 39 owned stations and 3 stations to which we provide certain services under SSAs with Dreamcatcher; WGN America, a national general entertainment cable network; Tribune Studios, a production company that sources and produces original and exclusive content for WGN America and our local television stations; Antenna TV and THIS TV, national multicast networks; www.Zap2it.com (which, prior to the beginning of fiscal 2015, was included in our Digital and Data reportable segment); and WGN-AM, a radio station in Chicago. The television stations, including the 3 stations owned by Dreamcatcher, are comprised of 14 FOX television affiliates; 13 CW television affiliates; 6 CBS television affiliates; 3 ABC television affiliates; 2 NBC television affiliates; and 4 independent television stations. On August 11, 2014, we announced a comprehensive long-term agreement to renew our existing CBS affiliation agreements. Under the terms of the agreement, our WTTV-Indianapolis station became the CBS affiliate in the Indianapolis market beginning on January 1, 2015. At the same time, our CW network affiliation in Indianapolis, which was broadcast on WTTV-Indianapolis through December 31, 2014, was relinquished for compensation effective January 1, 2015.
Television and Entertainment represented 87% of our consolidated operating revenues in 2015. Approximately 74% of these revenues came from the sale of advertising spots. Changes in advertising revenues are heavily correlated with and influenced by changes in the level of economic activity and the demand for political advertising spots in the United States. Changes in gross domestic product, consumer spending levels, auto sales, political advertising levels, programming content, audience share, and rates all impact demand for advertising on our television stations. Our advertising revenues are subject to changes in these factors both on a national level and on a local level in the markets in which we operate. Television and Entertainment operating revenues also included retransmission consent fees, carriage fees, barter/trade revenues, as well as copyright royalties, which represented approximately 16%, 5%, 2% and 1%, respectively, of Television and Entertainment’s 2015 total operating revenues.
Significant expense categories for Television and Entertainment include compensation expense, programming expense, amortization expense primarily resulting from the adoption of fresh-start reporting on the Effective Date (see Note 4 to our audited consolidated financial statements) and other expenses. Compensation expense represented 34% of Television and Entertainment’s 2015 total operating expenses before the impairment of goodwill and other intangible assets and is impacted by many factors, including the number of full-time equivalent employees, changes in the design and costs of the various employee benefit plans, the level of pay increases and our actions to reduce staffing levels. Programming expense represented 35% of Television and Entertainment’s 2015 total operating expenses before the impairment of goodwill and other intangible assets. The level of programming expense is affected by the cost of programs available for purchase and the selection of programs aired by our television stations. Amortization expense represented 11% of Television and Entertainment’s 2015 total operating expenses before the impairment of goodwill and other intangible assets. Other expenses represented 20% of Television and Entertainment’s 2015 total operating expenses before goodwill and other intangible assets and are principally for sales and marketing activities, occupancy costs and other station operating expenses.

Our Digital and Data reportable segment consists of several businesses driven by our expertise in collection, creation and distribution of data and innovation in unique services and recognition technology that use data, including Gracenote Video, Gracenote Music and Gracenote Sports. Our acquisitions of What’s ON in July 2014, Baseline in August 2014, HWW in October 2014 and Enswers in May 2015 expanded our existing Gracenote Video business. Our May 2015 acquisitions of Infostrada Sports, SportsDirect and Covers allowed us to launch Gracenote Sports. See “—Significant Events—Acquisitions” below for additional information.
Digital and Data represented 11% of our consolidated operating revenues in 2015. Approximately 56% of these revenues were from our video and sports businesses and were derived principally from the sale of entertainment data to cable and satellite systems, digital services, and consumer electronics manufacturers to populate the entertainment guides that they provide to consumers. An additional 44% of these revenues were from our music business, including certain auto customers, which include revenues from licensing music data and streaming technologies.
Significant expense categories for Digital and Data include compensation expense, amortization and outside services expense. Compensation expense represented 50% of Digital and Data’s 2015 total operating expenses and is impacted by the same factors as noted for Television and Entertainment. Amortization represented 14% of Digital and Data’s 2015 total operating expenses. Outside services expense represented 10% of Digital and Data’s 2015 total operating expenses and is comprised primarily of professional fees and consulting services expenses. Other operating expenses represented 25% of Digital and Data’s 2015 total operating expenses and were principally for sales and marketing activities, occupancy costs, repairs and maintenance and other miscellaneous expenses.
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

Significant Events
Exploration of Strategic and Financial Alternatives
On February 29, 2016, we announced that the Board and the Company have retained financial advisors and initiated a process to explore a full range of strategic and financial alternatives to enhance shareholder value. The strategic and financial alternatives under consideration include, but are not limited to, the sale or separation of select lines of business or assets, strategic partnerships, programming alliances and return of capital initiatives.
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
We received the IRS Ruling, which provides that the Publishing Spin-off distribution and certain related transactions qualified as tax-free to us, Tribune Publishing and our stockholders and warrantholders for U.S. federal income tax purposes. Although a private letter ruling from the IRS generally is binding on the IRS, the private letter ruling does not rule that the distribution satisfies every requirement for a tax-free distribution. The parties relied on the opinion of our special tax counsel that such additional requirements were satisfied.
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
The separation and distribution agreement also provides that, subject to certain exceptions, Tribune Publishing and us will indemnify each other and certain related parties, from and against any and all damages, losses, liabilities, and expenses relating to, arising out of, or resulting from, among other things: (i) their respective businesses, their assets and liabilities and their subsidiaries’ assets and liabilities (in the case of Tribune Publishing, after giving effect to the separation and distribution); (ii) their failure or the failure of certain related persons to discharge any of their, or their subsidiaries’, respective liabilities (in the case of Tribune Publishing, after giving effect to the separation and distribution or any obligation arising out of the publishing business or its assets); and (iii) a breach by the other party of the separation and distribution agreement or the various ancillary agreements.
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
The tax matters agreement also provides for certain restrictions on Tribune Publishing’s ability to pursue strategic or other transactions, or to take certain actions, in order to preserve the tax-free status of the distribution. The tax matters agreement further provides that Tribune Publishing and certain Tribune Publishing subsidiaries will indemnify us for (i) taxes on the distribution and related transactions resulting from (A) any of their actions (or failures to take certain actions) that disqualify the distribution and related transactions as tax-free or (B) any issuance of stock by Tribune Publishing or any of its affiliates or change in ownership of any such entities (other than changes in ownership solely caused by us) that would cause Section 355(d), Section 355(e) or Section 355(f) of the IRC to apply to the distribution, (ii) taxes on the distribution and related transactions resulting from the disqualification of the distribution due to breaches by Tribune Publishing of representations and covenants contained in the tax matters agreement and (iii) taxes of Tribune Publishing attributable to the Tribune Publishing business for which we are not otherwise responsible and that are not related to the distribution or any related transaction. We will indemnify Tribune Publishing for (i) taxes of the Company and (ii) taxes of Tribune Publishing resulting from the distribution and related transactions unless, in each case, Tribune Publishing or certain Tribune Publishing subsidiaries are otherwise responsible for such taxes as described above. However, if the distribution is taxable as a result of certain actions by both parties, the liability for such taxes is shared equally between us and Tribune Publishing.
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
Under the TSA, we had gross billings to Tribune Publishing of $2 million and $19 million for the years ended December 31, 2015 and December 28, 2014, respectively, primarily related to a pass-through of costs associated with providing the continuation of certain benefits to Tribune Publishing employees following the Publishing Spin-off. We also incurred $1 million and $3 million of fees primarily related to technology and shared services provided by Tribune Publishing which are included in selling, general and administrative expenses in our Consolidated Statements of Operations for the years ended December 31, 2015 and December 28, 2014, respectively.
Employee Matters Agreement
We and Tribune Publishing entered into an employee matters agreement that addresses the treatment of employees and former employees of each of us and Tribune Publishing with respect to their participation in employee benefit plans that existed prior to the distribution or that Tribune Publishing established in connection with or following the distribution, as well as certain other human resources matters relating to employee programs and labor contracts. In general, except for certain pension matters, Tribune Publishing retained all liabilities with respect to the employment of all their employees and former employees (other than employees of discontinued businesses), and we retained all liabilities pertaining to other current or former employees, including liabilities arising with respect to benefit plans prior to the distribution. Notwithstanding the foregoing, we retained all liabilities relating to predominantly frozen company-sponsored defined benefit pension plans but did not retain any liabilities relating to Tribune Publishing’s employees’ participation in multiemployer pension plans. The employee matters agreement also addresses the treatment of equity compensation for employees of both companies in connection with the distribution. See Note 17 to our audited consolidated financial statements for further information on the impact of the Publishing Spin-off on our equity incentive plan.

For further information regarding the Publishing Spin-off, see the registration statement on Form 10, as amended, filed by Tribune Publishing with the SEC on July 21, 2014 and declared effective by the SEC on July 21, 2014. The registration statement is available through the SEC website at www.sec.gov.
Discontinued Operations
Results of operations for publishing businesses included in the Publishing Spin-off are presented in discontinued operations in our Consolidated Statements of Operations and Comprehensive Income for all periods presented. The results of discontinued operations for the years ended December 28, 2014, December 29, 2013, and for December 31, 2012 include the historical results of Tribune Publishing prior to the Publishing Spin-off on August 4, 2014. Summarized results of our discontinued operations and the impact of associated Publishing Spin-off adjustments are as follows (in thousands):

	Successor		Predecessor
	Year Ended
	December 28, 2014 (1)	December 29, 2013	December 31, 2012
Operating revenues	$970,501	$1,755,989	$—
Operating profit	38,712	149,906	—
Loss on equity investments, net	(626)	(1,187)	—
Interest income	—	35	—
Interest expense (2)	(6,837)	(11,042)	—
Gain on investment transaction (3)	1,484	—	—
Reorganization items, net	(9)	(284)	(173,449)
Income (loss) before income taxes	32,724	137,428	(173,449)
Income tax expense (benefit)	19,172	58,815	(69,548)
Income (loss) from discontinued operations, net of taxes	$13,552	$78,613	$(103,901)

(1)	Results of operations for the Tribune Publishing businesses are reflected through August 4, 2014, the date of the Publishing Spin-off.

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

(4)
The effective tax rate on pretax income from (loss) discontinued operations was 58.6%, 42.8% for the years ended December 28, 2014 and December 29, 2013, respectively. These rates differ from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit) and the impact of certain nondeductible transaction costs.

The results of discontinued operations for the years ended December 28, 2014 and December 29, 2013 also include $23 million and $15 million, respectively, of transaction costs, including legal and professional fees, incurred by us to complete the Publishing Spin-off. No such costs were incurred on December 31, 2012.

In conjunction with our emergence from bankruptcy, we consummated an internal restructuring pursuant to the terms of the Plan (as defined and described below). These restructuring transactions included, among other things, establishing a number of real estate holding companies. On December 21, 2012, the majority of the land and buildings owned by Tribune Publishing were transferred to these newly established real estate holding companies. In 2013, Tribune Publishing entered into lease agreements with the real estate holding companies to lease back certain land and buildings that were transferred. The initial term of these lease agreements was either five or ten years, with two optional renewal terms. Prior to the Publishing Spin-off, the revenues and expenses related to these lease agreements were treated as intercompany transactions and were not separately reflected in our consolidated financial statements. The real estate holding companies were not included in the Publishing Spin-off. Subsequent to the Publishing Spin-off, we reclassified the historical intercompany rental revenues related to these leases for 2014 and 2013 totaling $24 million and $39 million, respectively, into other revenues as an increase to income from continuing operations in our Consolidated Statements of Operations due to the continuing lease arrangements between us and Tribune Publishing following the Publishing Spin-off. Similarly, the historical intercompany rental costs incurred by Tribune Publishing in 2014 and 2013, respectively, under these leases have been reclassified as a reduction of income (loss) from discontinued operations, net of taxes in our Consolidated Statements of Operations. There was no impact to our consolidated net income for any periods prior to the Publishing Spin-off as a result of these reclassifications. Subsequent to the Publishing Spin-off, all rental revenues earned by us under these leases with Tribune Publishing are reflected as other revenues in our Consolidated Statements of Operations.

The following is a summary of the assets and liabilities distributed to Tribune Publishing on August 4, 2014 in connection with the Publishing Spin-off (in thousands):

Assets:
Current Assets
Cash and cash equivalents	$59,030
Restricted cash	27,500
Accounts receivable, net	187,153
Inventories	14,623
Deferred income taxes	32,557
Prepaid expenses and other	20,956
Total current assets	341,819

Property, plant and equipment, net	160,087

Other Assets
Goodwill	35,450
Intangible assets, net	73,300
Investments	1,924
Other long-term assets	10,179
Deferred income taxes	12,352
Total other assets	133,205
Total Assets	635,111

Liabilities:
Current Liabilities
Accounts payable	39,422
Employee compensation and benefits	98,156
Debt due within one year	12,680
Deferred revenue	74,505
Accrued expenses and other current liabilities	31,031
Total current liabilities	255,794

Non-Current Liabilities
Postretirement, medical life and other benefits	45,255
Long-term debt	333,820
Other obligations	19,589
Total non-current liabilities	398,664

Net Liabilities Distributed to Tribune Publishing	$(19,347)
As of the date of the Publishing Spin-off, we allocated approximately $2 million of accumulated other comprehensive loss to Tribune Publishing, relating primarily to post-retirement medical and life insurance benefits. We have no material contingent liabilities relating to the discontinued operations subsequent to the date of the Publishing Spin-off.

Chapter 11 Reorganization
On the Petition Date, the Debtors filed the Chapter 11 Petitions under Chapter 11 of the Bankruptcy Code in the Bankruptcy Court. As further defined and described in Note 3 to our audited consolidated financial statements, on the Effective Date a plan of reorganization (the “Plan”) for the Debtors became effective and the Debtors emerged from Chapter 11. On March 16, 2015 and July 24, 2015, the Bankruptcy Court entered final decrees closing 96 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re: Tribune Media Company, et al., Case No.08-13141.
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
Since the Effective Date, we have substantially consummated the various transactions contemplated under the Plan. In particular, we have made all distributions of cash, common stock and Warrants that were required to be made under the terms of the Plan to creditors holding allowed claims as of December 31, 2012. Claims of general unsecured creditors that become allowed claims on or after the Effective Date have been or will be paid on the next quarterly distribution date after such allowance. At December 31, 2015, restricted cash held by us to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, we will be required to satisfy the allowed claims from our cash on hand from operations. See Note 3 to our audited consolidated financial statements for further information regarding the Chapter 11 proceedings.
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
The net income tax expense in the Predecessor’s Consolidated Statement of Operations for December 31, 2012 totaled $1.001 billion, of which a $70 million income tax benefit is included in income (loss) from discontinued operations, net of taxes. See Note 4 to our audited consolidated financial statements for further information.
Secured Credit Facility
On December 27, 2013, in connection with our acquisition of Local TV, we as borrower, along with certain of our operating subsidiaries as guarantors, entered into a $4.073 billion secured credit facility with a syndicate of lenders led by JPMorgan (the “Secured Credit Facility”). The Secured Credit Facility consists of the Term Loan Facility and the Revolving Credit Facility. The proceeds of the Term Loan Facility were used to pay the purchase price for Local TV and refinance the existing indebtedness of Local TV and the Term Loan Exit Facility. On June 24, 2015, we, the Guarantor (as defined below) and JP Morgan, as administrative agent, entered into an amendment (the “Amendment”) to the Secured Credit Facility. Prior to the Amendment and the Prepayment (as defined below), $3.479 billion of term loans (the “Former Term Loans”) were outstanding under the Secured Credit Facility. Pursuant to the Amendment, certain lenders under the Secured Credit Facility converted their Former Term Loans into the new tranche of term loans (the “Converted Term B Loans”), along with term loans advanced by certain new lenders, of $1.802 billion (the “New Term B Loans” and, together with the Converted Term B Loans, the “Term B Loans”). The proceeds of Term B Loans advanced by the new lenders were used to prepay in full all of the Former Term Loans that were not converted into Term B Loans. In addition, we used the net proceeds from the sale of the Notes (as defined below), together with cash on hand, to prepay (the “Prepayment”) $1.100 billion of Term B Loans.

After giving effect to the Amendment and all prepayments contemplated thereby (including the Prepayment), there were $2.379 billion of Term B Loans outstanding under the Secured Credit Facility. All amounts outstanding under the Term Loan Facility are due and payable on December 27, 2020. We may repay the term loans at any time without premium penalty, subject to certain breakage costs. Availability under the Revolving Credit Facility will terminate, and all amounts outstanding under the Revolving Credit Facility will be due and payable on December 27, 2018, but we may repay outstanding loans under the Revolving Credit Facility at any time without premium or penalty, subject to breakage costs in certain circumstances. We recorded a loss of $37 million on the extinguishment of the Former Term Loans in our Consolidated Statements of Operations for the fiscal year ended December 31, 2015 as a portion of the facility was considered extinguished for accounting purposes.
Our obligations under the Secured Credit Facility are guaranteed by all of our domestic subsidiaries, other than certain excluded subsidiaries (the “Guarantors”). The Secured Credit Facility is secured by a first priority lien on substantially all of the personal property and assets of our Company and the Guarantors, subject to certain exceptions. The Secured Facility contains customary limitations, including, among other things, on the ability of us and our subsidiaries to incur indebtedness and liens, sell assets, make investments and pay dividends to our shareholders.
The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. The Revolving Credit Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy of representations and warranties. Under the terms of the Secured Credit Facility, the amount of the Term Loan Facility and/or the Revolving Credit Facility may be increased and/or one or more additional term or revolving facilities may be added to the Secured Credit Facility by entering into one or more incremental facilities, subject to a cap equal to the greater of (x) $1 billion and (y) the maximum amount that would not cause our net first lien senior secured leverage ratio (treating debt incurred in reliance of this basket as secured on a first lien basis whether or not so secured), as determined pursuant to the terms of the Secured Credit Facility, to exceed 4.50:1.00, subject to certain conditions. See Note 10 to our audited consolidated financial statements for further information and significant terms and conditions associated with the Secured Credit Facility, including but not limited to interest rates, repayment terms, fees, restrictions, and positive and negative covenants. The Secured Credit Facility is secured by a first priority lien on substantially all of our and our domestic subsidiaries’ personal property and assets, subject to certain exceptions. Our obligations under the Secured Credit Facility are guaranteed by all of our wholly-owned domestic subsidiaries, other than the Guarantors.
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

5.875% Senior Notes due 2022
On June 24, 2015, we issued $1.100 billion aggregate principal amount of 5.875% Senior Notes due 2022 under an Indenture, dated as of June 24, 2015 (the “Base Indenture”), among us, certain of our subsidiaries, as guarantors (the “Subsidiary Guarantors”), and The Bank of New York Mellon Trust Company, N.A. (in such capacity, the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of June 24, 2015, among us, the Subsidiary Guarantors and the Trustee (the “First Supplemental Indenture”), the Second Supplemental Indenture, dated as of September 8, 2015, among us, the Subsidiary Guarantors parties thereto and the Trustee (the “Second Supplemental Indenture”), and the Third Supplemental Indenture, dated as of October 8, 2015, among the Company, the Subsidiary Guarantors party thereto and the Trustee (the “Third Supplemental Indenture” and, together with the Base Indenture, the First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). We used the net proceeds from the sale of the Notes, together with cash on hand, to prepay $1.100 billion of Term B Loans under the Secured Credit Facility. The Notes bear interest at a rate of 5.875% per annum and interest is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2016. The Notes mature on July 15, 2022. The Notes are unsecured senior indebtedness and are effectively subordinated to our and the Subsidiary Guarantors’ existing and future secured indebtedness, including indebtedness under the Secured Credit Facility, to the extent of the value of the assets securing such indebtedness. The Indenture provides that the guarantee of each Subsidiary Guarantor is an unsecured senior obligation of that Subsidiary Guarantor. The Notes are, subject to certain exceptions, guaranteed by each of our domestic subsidiaries that guarantee our obligations under the Secured Credit Facility.
See Note 10 to our consolidated financial statements for further information and significant terms and conditions associated with the Notes, including but not limited to repayment terms, fees, restrictions, and affirmative and negative covenants.
Exit Financing Facilities
On the Effective Date, we as borrower, along with certain of our operating subsidiaries as guarantors, entered into a $1.100 billion secured term loan facility with a syndicate of lenders led by JPMorgan (the “Term Loan Exit Facility”). As borrower we, along with certain of our operating subsidiaries as additional borrowers or guarantors, also entered into a secured asset-based revolving credit facility of $300 million, subject to borrowing base availability, with a syndicate of lenders led by Bank of America, N.A. (the “ABL Exit Facility” and together with the Term Loan Exit Facility, the “Exit Financing Facilities”). The proceeds from the Term Loan Exit Facility were used to fund certain required payments under the Plan (see Note 3 to our audited consolidated financial statements). In connection with the acquisition of Local TV (see Note 5 to our audited consolidated financial statements) and entering into the Secured Credit Facility (as defined and described above), the Exit Financing Facilities were terminated and repaid in full on December 27, 2013. The lenders under the Term Loan Exit Facility received $1.106 billion consisting of $1.095 billion in principal and accrued interest and a prepayment premium of $11 million. There were no amounts outstanding under the ABL Exit Facility at the time of termination. We recognized a loss of $28 million on the extinguishment of the Term Loan Exit Facility in our Consolidated Statement of Operations for the year ended December 29, 2013, which includes the prepayment premium of $11 million, unamortized debt issuance costs of $7 million and an unamortized original issuance discount of $10 million.
Newsday and Chicago Cubs Transactions
As further described in Note 9 to our audited consolidated financial statements, we consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC Holdings, LLC (“CSC”), formerly CSC Holdings, Inc., through NMG Holdings, Inc., owned approximately 97% and we owned approximately 3% of Newsday Holdings LLC (“NHLLC”). The fair market value of the contributed NMG net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain should have been included in our 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax and penalty through December 31, 2015 would be approximately $37 million. We disagree with the IRS’s position and have timely filed our protest in response to the IRS’s proposed tax adjustments. We are contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, we would also be subject to approximately $32 million, net of tax benefits, of state income taxes through December 31, 2015. If the IRS prevails, the tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2008. As of December 31, 2015, we have made approximately $137 million of federal and state tax payments through our regular tax reporting process. We do not maintain any tax reserves relating to the Newsday Transactions. In accordance with ASC Topic 740, ‘Income Taxes,” our Consolidated Balance Sheet at December 28, 2014 included a deferred tax liability of $110 million related to the future recognition of taxable income related to the Newsday Transactions. As further described in Note 9 to our audited consolidated financial statements, on September 2, 2015 we sold our remaining interest in the Newsday partnership. Our remaining deferred tax liability of $101 million become payable upon the consummation of the sale. The tax payments were made in the fourth quarter of 2015. The sale of our partnership interest does not impact the ongoing IRS audit, nor does it change our view on the tax position(s) taken on the original transaction.
As further described in Note 9 to our audited consolidated financial statements, we consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and we own 5% of the membership interests in New Cubs, LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. The IRS is currently auditing our 2009 federal income tax return which includes the Chicago Cubs Transactions. We expect the IRS audit to be concluded during 2016. If the gain on the Chicago Cubs Transactions is deemed by the IRS to be taxable in 2009, the federal and state income taxes would be approximately $225 million before interest and penalties. If the IRS prevails, any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. As of December 31, 2015, we have paid approximately $35 million of federal and state tax payments through our regular tax reporting process. We do not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, our Consolidated Balance Sheets at December 31, 2015 and December 28, 2014 include a deferred tax liability of $164 million and $174 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.
Acquisitions
2015 Acquisitions
In May 2015, we completed the acquisitions of all issued and outstanding equity interests in Infostrada Sports, SportsDirect and Covers. In conjunction with these acquisitions, we launched Gracenote Sports, which is a part of the Digital and Data segment’s product offerings. Infostrada Sports and SportsDirect provide us with in-depth sports data, including schedules, scores, play-by-play statistics, as well as team and player information for the major professional leagues around the world including the National Football League, Major League Baseball, National Basketball Association, National Hockey League, European Football League, and the Olympics. Covers is the operator of Covers.com, a North American online sports gaming destination for scores, odds and matchups, unique editorial analysis, and industry news coverage. In May 2015, we also completed an acquisition of all issued and outstanding equity interests in Enswers, a leading provider of automatic content recognition technology and systems based in South Korea, which expanded our Digital and Data segment’s product offerings. The total acquisition price for Infostrada Sports, SportsDirect, Covers and Enswers totaled $70 million, net of cash acquired. See Note 5 to our audited consolidated financial statements for further description of these acquisitions.
2014 Acquisitions
In 2014, we completed the acquisitions of all the issued and outstanding equity interests of Gracenote, What’s On, Baseline and HWW which are included in the Digital and Data segment. Our acquisition of Gracenote expanded our reach into new growth areas including streaming music services, mobile devices and automotive infotainment and the acquisitions of What’s ON, Baseline and HWW expanded our reach into new markets for TV and movie data as well as new services geared towards the entertainment industry. The total acquisition price for Gracenote,

What’s ON, Baseline and HWW totaled $252 million, net of cash acquired. See Note 5 to our audited consolidated financial statements for further description of these acquisitions.
Additionally, in 2014, we completed an acquisition of the issued and outstanding limited liability company interests of Capital-Gazette Communications, LLC and Landmark Community Newspapers of Maryland, LLC from Landmark Media Enterprises, LLC (the “Landmark Acquisition”) for $29 million, net of cash acquired. The Landmark acquisition was distributed to Tribune Publishing in the Publishing Spin-off and results of operations attributable to Landmark from the date of acquisition are reflected within discontinued operations for the periods prior to the Publishing Spin-off. See Note 5 to our audited consolidated financial statements for further description of this acquisition.
2013 Acquisitions
On December 27, 2013, pursuant to a securities purchase agreement dated as of June 29, 2013, we acquired all of the issued and outstanding equity interests in Local TV for $2.751 billion, net of cash acquired, principally funded by our Secured Credit Facility. See Note 5 to our audited consolidated financial statements for further information on the Local TV Acquisition.
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
Sale of Equity Interest in Classified Ventures
On October 1, 2014, we sold our 27.8% equity interest in CV to TEGNA. As part of the transaction, TEGNA acquired the equity interests of the remaining partners and thereby acquired full ownership of CV. CV was valued at $2.5 billion for purposes of the transaction, and gross proceeds of approximately $1.8 billion were paid to the selling partners at closing. Our portion of the proceeds from the transaction was $686 million before taxes ($426 million after taxes), of which $28 million was held in escrow and paid in the fourth quarter of 2015. Our pretax gain on the sale of CV recognized in the fourth quarter of 2014 was $372 million. Prior to closing, CV made a final distribution of all cash on hand from operations to the current owners. Our portion of this final distribution was $6 million, which is in addition to the proceeds from the sale transaction. On April 2, 2015, we received an additional cash distribution of $8 million pursuant to CV’s collection of a contingent receivable, which is reflected as a non-operating gain in our Consolidated Statements of Operations for the year ended December 31, 2015.

Employee Reductions
We identified reductions in staffing levels of approximately 105 positions in 2015, 230 positions in 2014 and 60 positions in 2013. We recorded pretax charges for severance and related expenses totaling $6 million in 2015 ($2 million at Television and Entertainment, $1 million at Digital and Data and $3 million at Corporate and Other), $7 million in 2014 ($2 million at Television and Entertainment, $4 million at Digital and Data and $1 million at Corporate and Other) and $3 million in 2013 ($2 million at Television and Entertainment, $0.3 million at Digital and Data and $1 million at Corporate and Other). These charges are included in selling, general and administrative expenses in our Consolidated Statements of Operations.
Severance and related expenses included in income (loss) from discontinued operations, net of taxes totaled $6 million and $17 million in 2014 and 2013, respectively.
The accrued liability for severance and related expenses was $4 million and $3 million at December 31, 2015 and December 28, 2014, respectively.
Non-Operating Items
Non-operating items for 2015, 2014 and 2013 are summarized as follows (in thousands):

	2015	2014	2013
Loss on extinguishment of debt	$(37,040)	$—	$(28,380)
Gain on investment transactions, net	12,173	372,485	150
Other non-operating gain (loss), net	8,140	(4,804)	(1,492)
Total non-operating items	$(16,727)	$367,681	$(29,722)
Non-operating items in 2015 included a $37 million pretax loss on the extinguishment of the Former Term Loans, which includes the write-off of unamortized debt issuance costs and discounts. See Note 10 to our audited consolidated financial statements for further information on the extinguishment of the Former Term Loans. Gain on investment transactions, net in 2015 included a pretax gain of $8 million for an additional cash distribution from CV pursuant to the collection of a contingent receivable subsequent to our sale of our interest in CV and a pretax gain of $3 million on the sale of our 3% interest in NHLLC on September 2, 2015. See Note 9 to our audited consolidated financial statements for further information on the additional cash distribution from CV and the sale of NHLLC. Other non-operating items in 2015 included a $9 million favorable workers’ compensation reserve adjustment related to businesses divested by us in prior years and a $2 million non-cash pretax charge to write off a convertible note receivable resulting from a decline in the fair value of the convertible note receivable that we determined to be other than temporary.
Non-operating items in 2014 included a pretax gain of $372 million on the sale of our 27.8% interest in CV on October 1, 2014. See Note 9 to our audited consolidated financial statements for further information on the sale of CV. Other non-operating loss in 2014 included a $3 million non-cash pretax charge to write down convertible notes receivable related to one of our equity method investments. This write-down resulted from a decline in the fair value of the convertible notes receivable that we determined to be other than temporary.
Non-operating items in 2013 included a $28 million pretax loss on the extinguishment of the Exit Financing Facilities (as defined and described in Note 10 to our audited consolidated financial statements), which includes the write-off of unamortized debt issuance costs and discounts of $17 million and a prepayment premium of $11 million. See Note 10 to our audited consolidated financial statements for further information on the extinguishment of the Exit Financing Facilities.

Reorganization Items, Net
ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported in reorganization items, net in our Consolidated Statements of Operations for 2015, 2014 and 2013 and in the Predecessor’s Consolidated Statements of Operations for December 31, 2012. Reorganization costs include provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts as well as professional advisory fees and other costs directly associated with the Debtors’ Chapter 11 cases.
Reorganization items, net included in our Consolidated Statements of Operations for 2015, 2014 and 2013 and in the Predecessor’s Consolidated Statements of Operations for December 31, 2012 consisted of the following (in thousands):

	Successor			Predecessor
	2015	2014	2013	December 31, 2012
Reorganization costs, net:
Professional advisory fees	$270	$4,272	$13,515	$—
Contract rejections and claim settlements	222	575	(446)	—
Other	1,045	2,421	3,862	—
Total reorganization costs, net	1,537	7,268	16,931	—
Reorganization adjustments, net	—	—	—	(4,734,050)
Fresh-start reporting adjustments, net	—	—	—	(3,550,264)
Total reorganization items, net (1)	$1,537	$7,268	$16,931	$(8,284,314)

(1) The amounts included in this table are exclusive of amounts reflected in income (loss) from discontinued operations, net of taxes which totaled less than $1 million in each of the years 2014 and 2013, respectively, and $173 million for December 31, 2012.
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

Operating net cash outflows resulting from reorganization costs for 2015, 2014 and 2013 totaled $3 million, $8 million and $132 million, respectively, and were principally for the payment of professional advisory fees and other fees in each year. All other items included in reorganization costs in 2015, 2014 and 2013 are primarily non-cash adjustments.
We expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2016 and in future periods. These expenses will include primarily professional advisory fees and other costs related to the resolution of unresolved claims.
Reorganization Adjustments, Net
Reorganization adjustments, which were recorded to reflect the settlement of prepetition liabilities and changes in the Predecessor’s capital structure arising from the implementation of the Plan, resulted in a net reorganization gain of $4.734 billion before taxes ($4.552 billion after taxes), exclusive of a $9 million loss reflected in income (loss) from discontinued operations, net of taxes. The net gain was included in the Predecessor’s Consolidated Statement of Operations for December 31, 2012. See Note 4 to our audited consolidated financial statements for further information regarding these reorganization adjustments.
Fresh-Start Reporting Adjustments, Net
Fresh-start reporting adjustments, which were recorded as a result of the adoption of fresh-start reporting as of the Effective Date in accordance with ASC Topic 852, resulted in a net gain of $3.550 billion before taxes ($2.662 billion after taxes), exclusive of a $95 million loss reflected in income (loss) from discontinued operations, net of taxes. The net gain resulted primarily from adjusting the Predecessor’s net carrying values for certain assets and liabilities to their fair values in accordance with ASC Topic 805, recording related adjustments to deferred income taxes and eliminating the Predecessor’s accumulated other comprehensive income (loss) as of the Effective Date. The fresh-start reporting adjustments were included in the Predecessor’s Consolidated Statement of Operations for December 31, 2012. See Note 4 to our audited consolidated financial statements for further information pertaining to these fresh-start reporting adjustments.
Results of Operations
For the Three Years in the Period Ended December 31, 2015
As described under “Significant Events—Publishing Spin-Off,” on August 4, 2014, we completed the Spin-off of our principal publishing operations into an independent company, Tribune Publishing. As a result, the historical results of operations for Tribune Publishing are reported in discontinued operations for all periods presented. The following discussion of our annual results for fiscal years 2015, 2014 and 2013 only relates to our continuing operations, unless otherwise noted. In addition, we realigned and renamed our reportable segments following the Publishing Spin-off, as described above.
Beginning in fiscal 2015, the Television and Entertainment reportable segment includes our Zap2it.com entertainment website business, which was previously included in the Digital and Data reportable segment. Certain previously reported amounts have been reclassified to conform to the current presentation; the impact of this reclassification was immaterial.
On April 16, 2015, our Board of Directors approved the change of our fiscal year end from the last Sunday in December of each year to December 31 of each year and to change our fiscal quarter end to the last calendar day of each quarter. This change in fiscal year end was effective with the second fiscal quarter, which ended on June 30, 2015. As a result of this change, the fiscal year ended December 31, 2015 includes four additional days compared to the fiscal year ended December 28, 2014. For 2015, the additional four days increased each of our consolidated operating revenues, operating expenses and operating (loss) profit by approximately 1%.

CONSOLIDATED
Our consolidated operating results for 2015, 2014 and 2013 are shown in the table below.

				Change
(in thousands)	2015	2014	2013	15-14	14-13
Operating revenues	$2,010,460	$1,949,359	$1,147,240	+3%	+70%

Operating (loss) profit:
Before impairment of goodwill and other intangible assets	$122,311	$301,182	$199,740	-59%	+51%
Impairment of goodwill and other intangible assets	(385,000)	—	(700)	*	*
After impairment of goodwill and other intangible assets	$(262,689)	$301,182	$199,040	*	+51%

Income on equity investments, net	$146,959	$236,713	$145,241	-38%	+63%

(Loss) income from continuing operations	$(319,918)	$463,111	$162,942	*	*

Income from discontinued operations, net of taxes	$—	$13,552	$78,613	-100%	-83%

Net (loss) income	$(319,918)	$476,663	$241,555	*	+97%

*	Represents positive or negative change in excess of 100%

Operating Revenues and (Loss) Profit—Consolidated operating revenues and operating (loss) profit by business segment were as follows:

				Change
(in thousands)	2015	2014	2013	15-14	14-13
Operating revenues
Television and Entertainment	$1,749,635	$1,725,641	$1,021,586	+1%	+69%
Digital and Data	211,527	168,926	72,055	+25%	*
Corporate and Other	49,298	54,792	53,599	-10%	+2%
Total operating revenues	$2,010,460	$1,949,359	$1,147,240	+3%	+70%
Operating (loss) profit
Television and Entertainment:
Before impairment of goodwill and other intangible assets	$210,045	$337,431	$197,599	-38%	+71%
Impairment of goodwill and other intangible assets	(385,000)	—	(700)	*	*
After impairment of goodwill and other intangible assets	(174,955)	337,431	196,899	*	+71%
Digital and Data	8,409	2,899	15,538	*	-81%
Corporate and Other	(96,143)	(39,148)	(13,397)	*	*
Total operating (loss) profit	$(262,689)	$301,182	$199,040	*	+51%

*	Represents positive or negative change in excess of 100%
2015 compared to 2014
Consolidated operating revenues increased 3%, or $61 million, in 2015 primarily due to an increase of $24 million in Television and Entertainment revenues, driven by higher retransmission consent and carriage fees, and an increase of $43 million in Digital and Data revenues, primarily as a result of the additional month in 2015 of Gracenote operations, which was acquired on January 31, 2014, as well as the full year impact of What’s ON, Baseline and HWW, which were acquired in the second half of 2014 (the “2014 Acquisitions”) and Infostrada Sports, SportsDirect, Covers and Enswers, which were acquired in the second quarter of 2015 (the “2015 Acquisitions” and, collectively with 2014 Acquisitions, the “Digital and Data Acquisitions”). Consolidated operating loss was $263 million in 2015 which included an impairment charge of $385 million related to goodwill and other intangible assets. Consolidated operating profit before impairment of goodwill and other intangible assets was $122 million in 2015 compared to $301 million in 2014 primarily due to higher expenses at Television and Entertainment, which includes a $74 million non-cash impairment charge for the syndicated programs Person of Interest and Elementary at WGN America, and higher costs at Corporate and Other.
2014 compared to 2013
Consolidated operating revenues increased 70%, or $802 million, in 2014 primarily due to a $704 million increase in Television and Entertainment revenues, primarily as a result of the inclusion of revenues from the Local TV stations and the Dreamcatcher Stations (the “Local TV/Dreamcatcher stations”) acquired on December 27, 2013. Consolidated operating profit increased 51%, or $102 million, in 2014 due primarily to higher Television and Entertainment operating profit, partially offset by higher Corporate and Other expenses.

Operating Expenses—Consolidated operating expenses were as follows:

				Change
(in thousands)	2015	2014	2013	15-14	14-13
Programming	$535,799	$354,666	$254,225	+51%	+40%
Direct operating expenses	435,231	420,763	225,924	+3%	+86%
Selling, general and administrative	647,600	584,274	311,447	+11%	+88%
Depreciation	74,289	70,187	41,187	+6%	+70%
Amortization	195,230	218,287	114,717	-11%	+90%
Total operating expenses before impairment of goodwill and other intangible assets	1,888,149	1,648,177	947,500	+15%	+74%
Impairment of goodwill and other intangible assets	385,000	—	700	*	*
Total operating expenses	$2,273,149	$1,648,177	$948,200	+38%	+74%

*	Represents positive or negative change in excess of 100%
2015 compared to 2014
Programming expenses, which represented 27% of revenues for the year ended December 31, 2015 compared to 18% for the year ended December 28, 2014, increased 51%, or $181 million, due primarily to a $74 million non-cash impairment charge for the syndicated programs Person of Interest and Elementary at WGN America, along with higher fees for renewed network affiliation agreements, higher amortization of license fees for first-run original programs and new syndicated programs and higher sports programming costs. The amortization of license fees for the first-run original programs Salem and Manhattan at WGN America increased by $37 million. The amortization of license fees for new syndicated programs Blue Bloods, Person of Interest and Elementary increased by $22 million. See the Television and Entertainment discussion below for further detail.
Direct operating expenses, which represented 22% of revenues in each of the years ended December 31, 2015 and December 28, 2014, increased 3%, or $14 million. Compensation expense increased 4%, or $12 million, primarily at Television and Entertainment driven by increased staff levels and expanded news programming across several stations. All other direct operating expenses, such as outside services expense, occupancy expense and royalty expense, increased 3%, or $2 million, primarily due to additional expenses related to the Digital and Data Acquisitions.
Selling, general and administrative (“SG&A”) expenses, which represented 32% of revenues for the year ended December 31, 2015 compared to 30% for the year ended December 28, 2014, increased 11%, or $63 million, due mainly to higher compensation, outside services, occupancy expenses and other expenses. Compensation expense increased $36 million of which $12 million was at Television and Entertainment driven by increased staff levels and merit increases, $11 million was at Digital and Data due to the added expense attributed to the Digital and Data Acquisitions, $7 million at Corporate and Other driven by increased staffing levels for technology and shared services resulting from the separation from Tribune Publishing systems as well as higher stock-based compensation across all segments of $6 million. Outside services expense increased 7%, or $6 million, primarily resulting from an increase in costs of operating the websites of our television stations of $5 million, an increase of $6 million at Digital and Data related to the integration of business acquired in 2014 and 2015 and associated consulting and technology costs, $5 million increase in costs associated with a technology application implementation, $2 million increase associated with the establishment of new shared services operations following the Publishing Spin-off and a $10 million increase at Corporate and Other for consulting fees and real estate related projects. These increases were partially offset by the absence of a $15 million charge recorded in 2014 for the early termination of an outside sales force contract in Television and Entertainment and a $6 million decrease in transaction costs associated with our Digital and Data Acquisitions. Occupancy expense increased 12%, or $6 million, due largely to the Digital and Data

Acquisitions and data center rental costs for Digital and Data. Other expenses increased 67%, or $11 million, largely due to a $7 million impairment charge to write down five real estate properties.
Depreciation expense increased 6%, or $4 million, in 2015. The increase is due to the depreciation of property and equipment acquired in connection with the Digital and Data Acquisitions and technology related assets purchased as a result of the Publishing Spin-off.
Amortization expense decreased 11%, or $23 million, in 2015, of which $31 million related to the absence of amortization expense for certain intangible assets including those recorded in connection with the acquisition of Local TV/Dreamcatcher stations, which were fully amortized as of September 28, 2014. The decrease was partially offset by higher amortization expense of $8 million due to the intangible assets acquired as a result of the Digital and Data Acquisitions.
During the fourth quarter of 2015, we recorded non-cash impairment charges of $385 million at Television and Entertainment, consisting of a $381 million charge related to the impairment of goodwill at the cable reporting unit and a $4 million charge related to the impairment of an FCC license at one of our television stations (see Note 8 to our audited consolidated financial statements for additional information).
2014 compared to 2013
Programming expenses, which represented 18% of revenues for the year ended December 28, 2014 compared to 22% for the year ended December 29, 2013, increased 40%, or $100 million, due primarily to the programming expenses of the Local TV/Dreamcatcher stations, higher expenses of $58 million related to first-run original programs Salem and Manhattan at WGN America that premiered in 2014, changes in syndicated programming at WGN America and production and development costs at Tribune Studios, partially offset by reductions in sports programming and lower broadcast rights expense for older syndicated programming at the local television stations.
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
SG&A expenses, which represented 30% of revenues for the year ended December 28, 2014 compared to 27% for the year ended December 29, 2013, increased 88%, or $273 million, due mainly to higher compensation, promotion, outside services and occupancy expenses. Compensation expense increased $152 million primarily due to the additional expense attributed to the acquisitions of the Local TV/Dreamcatcher stations and Gracenote and $21 million of stock-based compensation expense. Promotion expense increased 82%, or $52 million, due primarily to higher advertising expenses of $23 million related to the promotion of new original programming that airs on WGN America and expenses from the Local TV/Dreamcatcher stations. Outside services expense increased 80%, or $39 million, due mainly to a $15 million charge for early termination of an outside sales force contract in the Television and Entertainment segment and expenses from the Local TV/Dreamcatcher stations and Gracenote. Occupancy expense increased 47%, or $16 million, due largely to the expenses from the Local TV/Dreamcatcher stations and Gracenote. Other expenses decreased 11%, or $2 million, as a $21 million pre-tax gain in the fourth quarter of 2014 on the sale of a production facility in Baltimore, MD, which was leased by Tribune Publishing, was partially offset by expenses from the Local TV/Dreamcatcher stations and Gracenote, an increase in litigation settlements of $3 million and $4 million of impairment charges to write down four real estate properties.
Depreciation expense increased 70%, or $29 million, in 2014. The increase was due to the depreciation of property and equipment acquired in connection with the Local TV Acquisition at the end of 2013 and Gracenote on January 31, 2014.
Amortization expense increased 90%, or $104 million, in 2014, of which $144 million was related to the amortization of intangible assets recorded in connection with the acquisitions of Local TV and Gracenote, partially offset by the absence of $43 million of amortization expense for certain intangible assets recorded in connection with the adoption of fresh-start reporting which were fully amortized as of December 29, 2013.
Income (Loss) From Discontinued Operations, Net of Taxes—As the Publishing Spin-off occurred on August 4, 2014, the results of discontinued operations for the year ended December 28, 2014 reflect the operating results for Tribune Publishing for 31 weeks. Income (loss) from discontinued operations, net of taxes totaled $14 million and $79 million in 2014 and 2013, respectively. Interest expense allocated to Tribune Publishing totaled $7 million and $11 million for the years ended December 28, 2014 and December 29, 2013, respectively. The results of discontinued operations for the years ended December 28, 2014 and December 29, 2013 also include $23 million and $15 million, respectively, of transaction costs, including legal and professional fees, incurred by the Company to complete the Publishing Spin-off. See “Significant Events—Publishing Spin-Off” section above for further information.
TELEVISION AND ENTERTAINMENT
Operating Revenues and (Loss) Profit—In 2015, Television and Entertainment contributed 87% of our consolidated operating revenues, and 96% of the consolidated operating profit excluding Corporate and Other and the impairment of goodwill and other intangible assets. Our Television and Entertainment operations at the end of 2015 included 42 local television stations (inclusive of Dreamcatcher stations); WGN America, a national general entertainment cable network; Tribune Studios, a production company that sources and produces original and exclusive content for WGN America and our local television stations; Antenna TV and THIS TV, national multicast networks; and WGN-AM radio. Operating revenues include advertising revenues, retransmission consent and carriage fees, barter/trade revenues, copyright royalties and other revenues. Television and Entertainment’s results of operations in 2013 included $4 million of operating revenues and $4 million of operating expenses for the results of the acquired Local TV stations and the Dreamcatcher Stations for the three days from December 27, 2013 through December 29, 2013. The following table presents Television and Entertainment operating revenues, operating expenses and operating profit.

				Change
(in thousands)	2015	2014	2013	15-14	14-13
Operating revenues	$1,749,635	$1,725,641	$1,021,586	+1%	+69%

Operating expenses:
Before impairment of goodwill and other intangible assets	$1,539,590	$1,388,210	$823,987	+11%	+68%
Impairment of goodwill and other intangible assets	385,000	—	700	*	*
After impairment of goodwill and other intangible assets	$1,924,590	$1,388,210	$824,687	+39%	+68%

Operating (loss) profit:
Before impairment of goodwill and other intangible assets	$210,045	$337,431	$197,599	-38%	+71%
Impairment of goodwill and other intangible assets	(385,000)	—	(700)	*	*
After impairment of goodwill and other intangible assets	$(174,955)	$337,431	$196,899	*	+71%

2015 compared to 2014
Television and Entertainment operating revenues increased 1%, or $24 million, in 2015 due largely to an increase in retransmission consent and carriage fees, partially offset by lower copyright royalties and political advertising revenues, as further described below.
Television and Entertainment operating loss was $175 million in 2015 which included an impairment of goodwill and other intangible assets of $385 million. Television and Entertainment operating profit before impairment of goodwill and other intangible assets was $210 million compared to operating profit of $337 million in 2014. The decline was due primarily to higher programming expenses resulting from a non-cash impairment charge of $74 million for the syndicated programs Person of Interest and Elementary at WGN America along with higher fees for renewed network affiliation agreements, higher amortization of license fees for first-run original programs and new syndicated programs and higher sports programming costs, partially offset by an increase in operating revenues and lower amortization expense of $31 million.
2014 compared to 2013
Television and Entertainment operating revenues increased 69%, or $704 million, in 2014 due largely to the additional revenue from the Local TV/Dreamcatcher stations and an increase in retransmission consent fees, partially offset by declines in other categories, as further described below.
Television and Entertainment operating profit increased 71%, or $141 million, in 2014 due mainly to the additional operating profit of the Local TV/Dreamcatcher stations, partially offset by higher operating expenses due to stock-based compensation, increased staffing levels to support expanded operations, higher production and promotion expense to support new original programming, and a $15 million charge for the early termination of an outside sales force contract that will be fully satisfied and paid by our remaining third-party sales force firm.
Operating Revenues—Television and Entertainment operating revenues, by classification, were as follows:

				Change
(in thousands)	2015	2014	2013	15-14	14-13
Advertising	$1,300,313	$1,339,634	$815,333	-3%	+64%
Retransmission consent fees	283,140	229,243	49,586	+24%	*
Carriage fees	85,344	57,137	53,795	+49%	+6%
Barter/trade	38,243	41,267	31,292	-7%	+32%
Copyright royalties	15,367	27,161	32,954	-43%	-18%
Other	27,228	31,199	38,626	-13%	-19%
Total operating revenues	$1,749,635	$1,725,641	$1,021,586	+1%	+69%

*	Represents positive or negative change in excess of 100%
2015 compared to 2014
Advertising Revenues—Advertising revenues, net of agency commissions, decreased 3%, or $39 million, in 2015 primarily due to a decline of approximately $70 million in net political advertising revenues, $10 million in revenues associated with airing the Super Bowl on two NBC-affiliated stations in 2015 compared to 14 FOX-affiliated stations in 2014 and the absence of $2 million in revenues related to the 2014 Winter Olympics, partially offset by an increase in core advertising revenue primarily at WPIX-New York driven by higher ratings in certain time periods and additional sports programming, higher core advertising revenue at WTTV-Indianapolis as a result of becoming a CBS affiliate on January 1, 2015, and an increase in digital advertising revenue. Net political advertising revenues, which are a component of total advertising revenues, decreased by $70 million to $20 million for the fiscal year ended December 31, 2015 compared to $90 million for the fiscal year ended December 28, 2014 due to 2015 being an off-cycle political year.
Retransmission Consent Fees—Retransmission consent fees increased 24%, or $54 million, in 2015 primarily due higher rates included in retransmission consent agreement renewals that became effective in late 2014.
Carriage Fees—Carriage fees, which consist of fees received from cable and satellite operators for the carriage of WGN America and Chicagoland Television, increased 49%, or $28 million, in 2015 due mainly to higher rates for the distribution of WGN America negotiated in conjunction with the renewals of our MVPD agreements.
Barter/Trade Revenues—Barter/trade revenues decreased 7%, or $3 million, in 2015 due primarily to the expiration of and reduced rates for several syndicated programs.
Copyright Royalties—Copyright royalties decreased 43%, or $12 million, in 2015. The decrease was attributed to the full conversion in 2015 of the subscribers of WGN America from a superstation to a cable network. As a cable network, WGN America will no longer generate copyright royalties revenue.
Other Revenues—Other revenues are primarily derived from profit sharing and revenue on syndicated content. Other revenues decreased 13%, or $4 million, in 2015 due primarily to the absence of syndication revenue from The Arsenio Hall Show, which was not renewed for a second season.
2014 compared to 2013
Advertising Revenues—Advertising revenues, net of agency commissions, increased 64%, or $524 million, in 2014 primarily due to advertising revenue from the Local TV/Dreamcatcher stations, partially offset by declines in several markets including WPIX-New York, KIAH-Houston, WPHL-Philadelphia and KDAF-Dallas. The declines at WPIX-New York, KIAH-Houston and KDAF-Dallas were the result of overall weakness in those markets compared to 2013 as well as lower ratings in certain time periods. The decline at WPHL-Philadelphia was largely due to the absence of baseball related advertising revenue in 2014. Net political advertising revenues, which are a component of total advertising revenues, were $90 million for the year ended December 28, 2014 compared to $7 million for the year ended December 29, 2013.
Retransmission Consent Fees—Retransmission consent fees increased $180 million, in 2014 primarily due to higher rates included in retransmission consent agreement renewals that became effective in early 2014 and during the second quarter of 2013 as well as the addition of the Local TV/Dreamcatcher stations.
Carriage Fees—Carriage fees increased 6%, or $3 million, in 2014 due mainly to higher rates for the distribution of WGN America.
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
Operating Expenses—Television and Entertainment operating expenses for 2015, 2014 and 2013 were as follows:

				Change
(in thousands)	2015	2014	2013	15-14	14-13
Compensation	$528,297	$498,269	$277,191	+6%	+80%
Programming	535,799	354,666	254,225	+51%	+40%
Depreciation	48,434	50,262	29,947	-4%	+68%
Amortization	165,936	197,054	105,526	-16%	+87%
Other	261,124	287,959	157,098	-9%	+83%
Total operating expenses before impairment of goodwill and other intangible assets	1,539,590	1,388,210	823,987	+11%	+68%
Impairment of goodwill and other intangible assets	385,000	—	700	*	*
Total operating expenses	$1,924,590	$1,388,210	$824,687	+39%	+68%

*	Represents positive or negative change in excess of 100%
2015 compared to 2014
Television and Entertainment operating expenses increased 39%, or $536 million, in 2015 compared to the prior year largely due to an impairment of goodwill and other intangible assets. Television and Entertainment operating expenses before impairment of goodwill and other intangible assets increased 11%, or $151 million, primarily due to a $74 million non-cash program impairment charge, other programming expense increases and higher compensation, partially offset by decreases in amortization, depreciation and other expenses, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 6%, or $30 million, in 2015. Direct pay and benefits increased $21 million due mainly to increased staffing at WGN America and expanded news coverage at WTTV-Indianapolis. In addition, incentive pay increased $9 million, including an increase of $3 million of stock-based compensation and higher sales commissions.
Programming Expense—Programming expense increased 51%, or $181 million, in 2015 due primarily to a $74 million non-cash impairment charge for the syndicated programs Person of Interest and Elementary at WGN America, along with higher network affiliate fees of $40 million related to renewals with CBS and FOX, higher amortization of license fees of $37 million for first-run original programs Salem and Manhattan on WGN America, higher amortization of license fees of $22 million for new syndicated programs Blue Bloods, Persons of Interest and Elementary and higher sports programming costs of $10 million driven primarily by the addition of New York Yankees games on WPIX-New York.

Depreciation and Amortization Expense—Depreciation expense decreased 4%, or $2 million, in 2015 due to lower levels of depreciable property. Amortization expense decreased 16%, or $31 million, in 2015 as certain intangible assets recorded in connection with the acquisition of Local TV/Dreamcatcher stations were fully amortized as of September 28, 2014.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses decreased 9%, or $27 million, in 2015. The decrease was due primarily to a $15 million charge for the early termination of an outside sales force contract in the second quarter of 2014, a $6 million payment received related to the settlement of a music license fee class action lawsuit in the first quarter of 2015, a $2 million gain resulting from the relinquishment for compensation payable in respect of the CW affiliate in Indianapolis in the first quarter of 2015 and a $2 million gain resulting from a legal settlement.
Impairment of Goodwill and Other Intangible Assets—During 2015, we recorded non-cash impairment charges of $385 million, of which $381 million related to the impairment of goodwill at the cable reporting unit and $4 million related to the impairment of an FCC license at one of our television stations.
2014 compared to 2013
Television and Entertainment operating expenses were up 68%, or $564 million, in 2014 compared to the prior year largely due to the expenses of Local TV/Dreamcatcher stations acquired at the end of 2013 and increases in compensation, programming and other expenses, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 80%, or $221 million, in 2014. Direct pay and benefits increased $189 million due mainly to the addition of the Local TV/Dreamcatcher stations as well as increased staffing levels at the Television and Entertainment group level, WGN America, Tribune Studios, which launched in early 2013, WGN Radio, which launched a new station in the first quarter of 2014, and WPIX-New York due to enhanced news coverage. In addition, other compensation increased by $32 million primarily due to higher sales commissions as a result of the addition of the Local TV/Dreamcatcher stations, as well as an increase of $7 million of stock based compensation expense.
Programming Expense—Programming expense increased 40%, or $100 million, in 2014 due primarily to the programming expenses of the Local TV/Dreamcatcher stations, higher expenses of $58 million related to first-run original programs Salem and Manhattan at WGN America that premiered in 2014, changes in syndicated programming at WGN America and higher production and development costs at Tribune Studios, partially offset by reductions in sports programming and lower broadcast rights expense for older syndicated programming at the local television stations.
Depreciation and Amortization Expense—Depreciation expense increased 68%, or $20 million, in 2014 due to depreciation expense on property and equipment recorded in connection with the Local TV Acquisition. Amortization expense increased 87%, or $92 million in 2014. Approximately $135 million of the change was driven by the increase in amortization of intangible assets recorded in connection with the Local TV Acquisition, partially offset by the absence of $43 million of amortization expense for certain intangible assets recorded in connection with the adoption of fresh-start reporting which were fully amortized as of December 29, 2013.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses increased 83%, or $131 million, in 2014. The increase was due primarily to the expenses of the Local TV/Dreamcatcher stations, higher advertising expense of $23 million related to the promotion of new original programming that airs on WGN America and a $15 million charge for the early termination of an outside sales force contract.

DIGITAL AND DATA
Operating Revenues and Profit—In 2015, Digital and Data contributed 11% of consolidated operating revenues and 4% of the consolidated operating profit excluding Corporate and Other and impairments of goodwill and other intangible assets. Video and other revenue is derived principally from the sale of entertainment data to cable and satellite systems, digital services, and consumer electronics manufacturers to populate the entertainment guides that they provide to consumers as well as the sale of sports data, and accounted for 56% of the Digital and Data segment’s total operating revenues in 2015. Music revenue is derived principally from licensing data and technologies in the business-to-business segment, including suppliers of in-car entertainment systems, on either a flat fee or on a use-based royalty basis, and accounted for 44% of the Digital and Data segment’s total operating revenues in 2015. The largest drivers of change in the results of operations for the Digital and Data segment in 2015 compared to 2014 were the 2015 Acquisitions and the full year impact of the 2014 Acquisitions. The largest driver of change to the results of operations for the Digital and Data segment in 2014 compared to 2013 was the 2014 Acquisitions.
The table below presents Digital and Data operating revenues, operating expenses and operating profit.

				Change
(in thousands)	2015	2014	2013	15-14	14-13
Operating revenues	$211,527	$168,926	$72,055	+25%	*
Operating expenses	203,118	166,027	56,517	+22%	*
Operating profit	$8,409	$2,899	$15,538	*	-81%

*	Represents positive or negative change in excess of 100%
2015 compared to 2014
Digital and Data operating revenues increased 25%, or $43 million, in 2015 largely due to the additional revenue attributed to the Digital and Data Acquisitions, a lower deferred revenue fair value adjustment in 2015 and higher video revenues at the legacy business. In accordance with business combination principles under ASC Topic 805, we were required to write down to fair value certain deferred revenue liability balances related to software license customer contracts assumed in the Gracenote acquisition. The revenue for these contracts is deferred and typically recognized over a period ranging from 12 to 24 months, depending on the specific contract terms. At the acquisition date, the carrying value of the acquired deferred revenue liability was reduced by $10 million. The impact of the deferred revenue fair value adjustment was a reduction to reported revenues and operating profit from Gracenote of $1 million for the fiscal year ended December 31, 2015 compared to $8 million for the fiscal year ended December 28, 2014.
Digital and Data operating profit increased by $6 million in 2015, primarily driven by the Digital and Data Acquisitions, as noted above, and the lower deferred revenue fair value adjustment.
2014 compared to 2013
Digital and Data operating revenues increased $97 million, in 2014 largely due to the additional revenue from Gracenote, partially offset by the impact of the fair value adjustment described above which was a reduction to reported revenues and operating profit from Gracenote of $8 million for 2014.
Digital and Data operating profit decreased 81%, or $13 million, in 2014. Operating expenses in 2014 included higher amortization of intangible assets driven by the increase in intangible assets recorded at fair value in connection with the 2014 Acquisitions.

Operating Revenues—Digital and Data operating revenues, by classification, were as follows:

				Change
(in thousands)	2015	2014	2013	15-14	14-13
Video and other	$118,576	$91,197	$72,055	+30%	+27%
Music	92,951	77,729	—	+20%	*
Total operating revenues	$211,527	$168,926	$72,055	+25%	*

*	Represents positive or negative change in excess of 100%
2015 compared to 2014
Video and Other Revenues—Video and other revenues were up 30%, or $27 million, in 2015 due largely to the additional revenue from the Digital and Data Acquisitions as well as higher video revenue attributed to growth in the digital base, new products and new markets at existing businesses.
Music Revenues—Music revenues increased 20%, or $15 million, in 2015 due primarily to the additional month of Gracenote revenue in 2015 and a lower deferred revenue fair value adjustment in 2015.
2014 compared to 2013
Video and Other Revenues—Video and other revenues were up 27%, or $19 million, in 2014 due largely to the additional revenue from the 2014 Acquisitions, increased sales from online video products and higher revenue from digital customers.
Music Revenues—Music revenues were $78 million and were derived entirely from Gracenote, which was acquired at the beginning of 2014.
Operating Expenses—Digital and Data operating expenses for 2015, 2014 and 2013 were as follows:

				Change
(in thousands)	2015	2014	2013	15-14	14-13
Compensation	$101,753	$92,477	$33,070	+10%	*
Outside services	20,746	12,548	3,612	+65%	*
Depreciation	9,738	7,744	2,576	+26%	*
Amortization	29,294	21,233	9,191	+38%	*
Other	41,587	32,025	8,068	+30%	*
Total operating expenses	$203,118	$166,027	$56,517	+22%	*

*	Represents positive or negative change in excess of 100%
2015 compared to 2014
Digital and Data operating expenses increased 22%, or $37 million, in 2015. The increase was due primarily to the Digital and Data Acquisitions.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 10%, or $9 million, in 2015 due primarily to direct pay and benefits related to the Digital and Data Acquisitions and expansion into new markets, partially offset by an increase in the amount of labor capitalized for software and content development.

Outside Services—Outside services expenses, which is included in both direct operating expenses and SG&A expense and primarily consists of expenses from consulting and professional services, increased 65%, or $8 million, due largely to the additional expenses from the Digital and Data Acquisitions and increased temporary help costs for the implementation of new technology applications.
Depreciation and Amortization Expense—Depreciation expense increased 26%, or $2 million, in 2015 as a result of depreciable assets acquired from the Digital and Data Acquisitions. Amortization expense increased 38%, or $8 million, in 2015 as a result of intangible assets acquired from the Digital and Data Acquisitions.
Other Expenses—Other expenses include sales and marketing, occupancy, repairs and maintenance and other miscellaneous expenses, which are included in direct operating expenses or SG&A, as applicable. Other expenses increased 30%, or $10 million, in 2015 due primarily to the Digital and Data Acquisitions as well as a $4 million increase in occupancy expenses, mainly due to data center rental costs and $1 million of lease termination costs due to the consolidation of certain of our locations.
2014 compared to 2013
Digital and Data operating expenses increased $110 million in 2014. The increase was due primarily to the addition of the expenses of the 2014 Acquisitions.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased $59 million in 2014 due primarily to an increase in direct pay and benefits from the 2014 Acquisitions and higher severance costs.
Outside Services—Outside services expenses, which is included in both direct operating expenses and SG&A expense, increased $9 million, in 2014 due largely to the additional expenses from Gracenote.
Depreciation and Amortization Expense—Depreciation and amortization expense increased $17 million, in 2014 primarily due to higher depreciation and amortization expense as a result of the 2014 Acquisitions.
Other Expenses—Other expenses include sales and marketing, occupancy, repairs and maintenance and other miscellaneous expenses, which are included in direct operating expenses or SG&A, as applicable. Other expenses increased $24 million in 2014 due primarily to added expenses from Gracenote.
CORPORATE AND OTHER
Operating Revenues and Expenses—The following table presents Corporate and Other operating revenues and expenses. Our Corporate and Other operations include certain administrative activities associated with operating the corporate office functions and managing our predominantly frozen company-sponsored defined benefit pension plans, as well as the management of certain real estate assets, including revenues from leasing office and production facilities and any gain or loss from the sale of real estate.
As described in “—Significant Events— Discontinued Operations,” in 2013, Tribune Publishing entered into intercompany lease agreements with our real estate holding companies to lease back certain land and buildings that had been transferred on December 21, 2012. The real estate holding companies were not included in the Publishing Spin-off. Subsequent to the Publishing Spin-off, we have reclassified the historical intercompany rental revenues related to these leases for 2014 and 2013 totaling $24 million and $39 million, respectively, into other revenues as an increase to (loss) income from continuing operations in our Consolidated Statement of Operations due to the continuing lease arrangements between us and Tribune Publishing following the Publishing Spin-off. Similarly, the historical intercompany rental costs incurred by Tribune Publishing in 2014 and 2013, respectively, under these leases have been reclassified as a reduction of income (loss) from discontinued operations, net of taxes in our Consolidated Statement of Operations for the year ended December 28, 2014. There was no impact to our consolidated net (loss) income for any periods prior to the Publishing Spin-off as a result of these reclassifications.

Subsequent to the Publishing Spin-off, all rental revenues earned by us under these leases with Tribune Publishing are reflected as other revenues in our Consolidated Statements of Operations.
Corporate and Other operating revenues and expenses for 2015, 2014 and 2013 were as follows:

				Change
(in thousands)	2015	2014	2013	15-14	14-13
Real estate revenues	$49,298	$54,792	$53,599	-10%	+2%

Operating Expenses:
Real estate (1)	$41,719	$14,396	$28,167	*	-49%
Corporate (2)	132,888	110,311	73,523	+20%	+50%
Pension credit	(29,166)	(30,767)	(34,694)	-5%	-11%
Total operating expenses	$145,441	$93,940	$66,996	+55%	+40%

*	Represents positive or negative change in excess of 100%

(1)	Real estate operating expenses included $8 million, $10 million and $8 million of depreciation expense in 2015, 2014 and 2013, respectively.

(2)	Corporate operating expenses included $8 million, $2 million and $0.5 million of depreciation expense in 2015, 2014 and 2013, respectively.
2015 compared to 2014
Real Estate Revenues—Real estate revenues decreased 10%, or $5 million, in 2015 primarily due to a reduction in space leased by Tribune Publishing at several properties, the sale of the production facility and land in Baltimore, MD in December 2014 and the sale of the production facility, office buildings and land in Newport News, VA in March 2015, which were previously leased to third parties.
Real Estate Expenses—Real estate operating expenses increased $27 million in 2015 due mainly to the absence of a $21 million pre-tax gain recorded in 2014 on the sale of the production facility in Baltimore, MD that was leased to Tribune Publishing as well as a $7 million impairment charge associated with five real estate properties in the fourth quarter of 2015.
Corporate Expenses—Corporate expenses increased 20%, or $23 million, in 2015. The increase was due mainly to the implementation of new technology applications and the establishment of new shared services operations and higher stock-based compensation expense, partially offset by a decrease in transaction-related fees. Transaction-related fees were $8 million in 2015 compared to $14 million in 2014.
Pension Credit—The pension credit decreased 5%, or $2 million, in 2015.
2014 compared to 2013
Real Estate Revenues—Real estate revenues increased 2%, or $1 million, in 2014 primarily due to the commencement of additional leases with Tribune Publishing for two facilities in Hartford, Connecticut in November 2013 and higher other tenant revenues at Tribune Tower in Chicago and Los Angeles Times Square.
Real Estate Expenses—Real estate operating expenses decreased 49%, or $14 million, in 2014 due mainly to a $21 million pre-tax gain on sale of the production facility in Baltimore, MD leased to Tribune Publishing (sold in December 2014), partially offset by an increase of $3 million of property management fees due to outsourcing building management of certain owned properties, higher depreciation expense of $2 million and an increase of $1 million due to higher property development costs.

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
Pension Credit—The pension credit decreased 11%, or $4 million, in 2014.
INCOME ON EQUITY INVESTMENTS, NET
Our income on equity investments, net from continuing operations for 2015, 2014 and 2013 was as follows:

				Change
(in thousands)	2015	2014	2013	15-14	14-13
Income from equity investments, net, before amortization of basis difference	$201,207	$379,048	$243,528	-47%	+56%
Amortization of basis difference	(54,248)	(142,335)	(98,287)	-62%	+45%
Income from equity investments, net	$146,959	$236,713	$145,241	-38%	+63%

Income on equity investments, net decreased 38%, or $90 million, in 2015. The decrease is primarily due to the absence of equity income from CV in 2015 as a result of the sale of our equity interest on October 1, 2014 and lower income from CareerBuilder due to a one-time non-cash goodwill impairment charge related to their international reporting unit in the fourth quarter of 2015, of which our share was $16 million.
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
As discussed in Note 4 to our audited consolidated financial statements, the fresh-start reporting adjustments increased the total carrying value of equity method investments by $1.615 billion of which $1.108 billion was attributable to our share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees’ in accordance with ASC Topic 805. The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. We amortize the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and record the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in our Consolidated Statements of Operations. In 2015, 2014 and 2013 income on equity investments, net was reduced by such amortization of $54 million, $142 million and $98 million, respectively. Excluding the $85 million related to the sale of Apartments.com by CV, the amortization of basis difference was $58 million in 2014. The decrease was due primarily to certain theoretical amortizable intangible assets becoming fully amortized as of the end of fiscal 2013.

Cash distributions from our equity method investments were as follows:

				Change
(in thousands)	2015	2014	2013	15-14	14-13
Cash distributions from equity investments	$180,207	$370,310	$207,994	-51%	+78%
Cash distributions from our equity method investments total $180 million, $370 million and $208 million in 2015, 2014 and 2013, respectively. Cash distributions in the year ended December 28, 2014 included $160 million from CV related to the sale of its Apartments.com business as described above.
We recognized equity income from TV Food Network in 2015, 2014 and 2013 of $126 million, $122 million and $96 million, respectively. We received cash distributions from TV Food Network totaling $164 million in 2015, $189 million in 2014 and $154 million in 2013. Operating results from TV Food Network in 2013 include the favorable impact of a settlement agreement related to the amount and calculation of a management fee charged to the partnership. On December 12, 2013, Tribune and Scripps entered into a settlement agreement to resolve certain matters related to the calculation and amount of a management fee charged by Scripps to TV Food Network for certain shared costs for years 2011 and 2012 as well as to resolve the amount and methodology for calculating the management fee for years 2013 and 2014. As a result of the settlement, we received a distribution of $12 million in January 2014 related to previously calculated management fees for years 2011 and 2012. This distribution was reflected as an increase to income on equity investments, net in our Consolidated Statement of Operations for the year ended December 29, 2013.
As discussed in “—Significant Events—Sale of Equity Interest in Classified Ventures,” on October 1, 2014, we sold our 27.8% equity interest in CV to TEGNA. Our pretax gain on the sale of CV recognized in the fourth quarter of 2014 was $372 million. Prior to closing, CV made a final distribution of all cash on hand from operations to the current owners. Our portion of this final distribution was $6 million, which is in addition to the proceeds from the sale transaction. On April 2, 2015, we received an additional cash distribution of $8 million pursuant to CV’s collection of a contingent receivable, which is reflected as a non-operating gain in our Consolidated Statements of Operations for the year ended December 31, 2015.
INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE AND INCOME TAX EXPENSE
Interest and dividend income, interest expense and income tax expense (benefit) from continuing operations for 2015, 2014 and 2013 were as follows:

				Change
(in thousands)	2015	2014	2013	15-14	14-13
Interest and dividend income	$829	$1,368	$413	-39%	*

Interest expense (1)	$164,430	$157,866	$39,134	+4%	*

Income tax expense (2)	$22,323	$278,699	$95,965	-92%	*

*    Represents positive or negative change in excess of 100%

(1)	Interest expense excludes $7 million and $11 million in 2014 and 2013, respectively, related to discontinued operations.

(2)	Income tax expense excludes $19 million and $59 million of expense in 2014 and 2013, respectively, related to discontinued operations.
Interest and Dividend Income—Interest and dividend income from continuing operations was $1 million in 2015 and 2014, respectively, and less than $1 million in 2013.

Interest Expense—Interest expense from continuing operations was $164 million in 2015, $158 million in 2014 and $39 million in 2013. The increase was due to our borrowing under the Secured Credit Facility, as discussed under “—Significant Events—Secured Credit Facility.” Interest expense in 2015, 2014 and 2013 includes amortized debt issue costs of $11 million, $12 million and $2 million, respectively, and amortization of original issue discounts of $1 million in each year.
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
Income Tax Expense—On the Effective Date and in accordance with and subject to the terms of the Plan, (i) the ESOP was deemed terminated in accordance with its terms, (ii) all of the Predecessor’s $0.01 par value common stock held by the ESOP was cancelled and (iii) new shares of the Company were issued to shareholders who did not meet the necessary criteria to qualify as a subchapter S corporation shareholder. As a result, we converted from a subchapter S corporation to a C corporation under the IRC. As a C corporation, we are subject to income taxes at a higher effective tax rate. Accordingly, essentially all of our net deferred income tax liabilities were reinstated at a higher effective tax rate as of December 31, 2012. The net tax expense relating to this conversion and other reorganization adjustments totaled $195 million, which was reported as an increase in income tax expense in the Predecessor’s Consolidated Statement of Operations for December 31, 2012, of which $14 million is included in income (loss) from discontinued operations, net of taxes.
In 2015, we recorded income tax expense related to continuing operations of $22 million. The effective tax rate on pretax loss from continuing operations was 7.5% in 2015. This rate differs from the U.S. federal statutory rate of 35% primarily due to state income taxes (net of federal benefit), the reversal of $381 million of book loss related to an impairment of non-deductible goodwill and favorable adjustments of $9 million related to the resolution of certain federal and state income tax matters and other adjustments. Excluding the goodwill impairment impact and net favorable adjustments, the effective tax rate on pretax income was 37.9%.
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

Liquidity and Capital Resources
Cash flows generated from operating activities is our primary source of liquidity. We expect to fund capital expenditures, acquisitions, purchases of our common stock pursuant to our share repurchase program (see “—Repurchases of Equity Securities” below), interest and principal payments on our indebtedness, income tax payments, dividend payments on our common stock (see “Cash Dividends” below) and related distributions to holders of Warrants and other operating requirements in the next twelve months through a combination of cash flows from operations, cash on our balance sheet, distributions from or sales of our investments, available borrowings under our Revolving Credit Facility, and any refinancings thereof, additional debt financing, if any, and, if necessary, disposals of assets or operations. We have recently decided to accelerate the monetization of our real estate portfolio. We have already begun a sales process for three marquee properties (see Note 7 to our audited consolidated financial statements for additional information) and expect to broaden this sales activity to numerous other properties to take advantage of robust market conditions although there can be no assurance that any such divestiture can be completed in a timely manner, on favorable terms or at all.
For our long-term liquidity needs, in addition to these sources, we may rely upon the issuance of long-term debt, the issuance of equity or other instruments convertible into or exchangeable for equity, or the sale of non-core assets.
On February 29, 2016, we announced that the Board and the Company have retained financial advisors and initiated a process to explore a full range of strategic and financial alternatives to enhance shareholder value. The strategic and financial alternatives under consideration include, but are not limited to, the sale or separation of select lines of business or assets, strategic partnerships, programming alliances and return of capital initiatives.
Any determination to pay dividends on our common stock is subject to the discretion of our Board and will depend upon various factors then existing, including our earnings, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility and the Indenture governing the Notes, as further described in Note 10 to our audited consolidated financial statements), restrictions imposed by applicable law, general business conditions and other factors that our Board of Directors may deem relevant. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our common stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of common stock for each Warrant held. See Item 5 “Market For Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchase of Equity Securities.”
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

Sources and Uses
For the Three Years in the Period Ended December 31, 2015
The table below details the total operating, investing and financing activity cash flows for the each of the three years in the period ended December 31, 2015 and for December 31, 2012:

(in thousands)	Successor			Predecessor
	Year Ended
	December 31, 2015	December 28, 2014	December 29, 2013	December 31, 2012
Net cash provided by (used in) operating activities	$25,944	$378,455	$359,571	$(244,731)
Net cash (used in) provided by investing activities	(125,733)	718,998	(2,759,234)	707,468
Net cash (used in) provided by financing activities	(1,092,750)	(282,967)	2,609,786	(2,316,589)
Net (Decrease) Increase in Cash and Cash Equivalents	$(1,192,539)	$814,486	$210,123	$(1,853,852)
In conjunction with our emergence from bankruptcy and adoption of fresh-start reporting on the Effective Date, we recorded adjustments that resulted in a decrease in cash provided by operating activities of $245 million, an increase in cash provided by investing activities of $707 million, and a use of cash of $2.317 billion in our financing activities for December 31, 2012. The discussion of operating, investing and financing activities that follows excludes these amounts. See Note 4 to our audited consolidated financial statements for further information on the adoption of fresh-start reporting which affected our cash flows in each respective category.
Operating activities
Net cash provided by operating activities was $26 million in 2015, down $353 million from $378 million in 2014. The decrease was primarily due to lower operating cash flows from operating results, higher cash paid for income taxes and lower distributions from equity investments. Cash paid for income taxes, net of income tax refunds, increased by $217 million to $435 million in 2015, from $218 million in 2014 due primarily to the payment of taxes in 2015 on the gain from the sale of our equity interest in CV in the fourth quarter of 2014 and the payment of our remaining deferred tax liability resulting from the sale of our remaining interest in the Newsday partnership (see Note 14 to our audited consolidated financial statements for further information). Distributions from equity investments decreased by $20 million to $170 million in 2015 from $190 million in 2014.
Net cash provided by operating activities was $378 million in 2014, up $19 million from $360 million in 2013. The increase was primarily due to higher distribution from equity investments, improved operating cash flows from operating results driven by the Local TV Acquisition and favorable changes in working capital due to the timing of collection of receivables and payments of amounts due, partially offset by higher cash paid for income taxes and interest. Distributions from equity investments increased by $36 million to $190 million in 2014 from $154 million in 2013. Cash paid for income taxes, net of income tax refunds, increased by $66 million to $218 million in 2014, from $151 million in 2013 due in part to tax payments made related to the $160 million distribution from CV received during the second quarter of 2014.
Investing activities
Net cash used in investing activities totaled $126 million in 2015. Our acquisitions totaled $75 million, net of cash acquired, for Infostrada Sports, SportsDirect, Covers and Enswers (see Note 5 to our audited consolidated financial statements for further information on these acquisitions) and certain intellectual property. Our capital expenditures totaled $89 million in 2015. We had investments of $23 million, primarily consisting of our investment in Dose Media, LLC for $15 million and capital contributions to New Cubs LLC totaling $8 million. We received net proceeds of approximately $50 million from the sales of our investments and real estate of which $28 million related to the sale of our equity interest in CV in October 2014 that was held in escrow and paid in the fourth quarter of 2015, $8 million related to a cash distribution pursuant to CV’s collection of a contingent receivable, $8 million related to the sale of our investment in Newsday Holdings, LLC and $5 million related to the sale of two real estate properties which were held for sale as of December 28, 2014.
Net cash provided by investing activities totaled $719 million in 2014. Our acquisitions totaled $280 million and included acquisitions, net of cash acquired, of Gracenote for $158 million, Baseline for $49 million, What’s ON for $21 million, Landmark for $29 million and HWW for $18 million (see Note 5 to our audited consolidated financial statements for further information on these acquisitions). Our capital expenditures totaled $89 million in 2014. We received net proceeds of approximately $50 million from the sale of several properties. In the fourth quarter of 2014, we received net proceeds of approximately $659 million related to the sale of our equity interest in CV in October 2014 (see Note 9 to our audited consolidated financial statements for further information). We received distributions from CareerBuilder and CV totaling $181 million in 2014, of which $160 million related to the sale by CV of its Apartments.com business. Because these distributions exceeded our cumulative earnings from each of these investments or, in the case of the Apartments.com sale by CV, represented a discrete distribution from an investing activity, we determined these distributions to be a return of capital and were therefore reflected in our Consolidated Statement of Cash Flows as an inflow from investing activities. In addition, we used the $202 million of restricted cash placed with the Bank of New York Mellon Trust Company, N.A. (the “Trustee”) in connection with the Local TV Acquisition for the full repayment of the Senior Toggle Notes on January 27, 2014 ($174 million of which, inclusive of accrued interest of $2 million, was paid to third parties and $28 million was paid to one of our subsidiaries). See Note 10 to our audited consolidated financial statements for further information on the Senior Toggle Notes.
Net cash used in investing activities totaled $2.759 billion in 2013. Our acquisitions totaled $2.550 billion and our capital expenditures totaled $71 million in 2013. On December 27, 2013, we acquired Local TV for net cash of $2.751 billion, including the three television stations that were subsequently transferred to Dreamcatcher (see Note 5 to our audited consolidated financial statements for further information). The transaction included $202 million that we placed with the Trustee ($174 million of which, inclusive of accrued interest of $2 million, was payable to third parties and $28 million was payable to one of our subsidiaries), and designated the funds for full repayment of the Senior Toggle Notes. See Note 10 to our audited consolidated financial statements for further information. We received distributions from CareerBuilder and CV totaling $54 million in 2013. Because these distributions exceeded our cumulative earnings from each of these investments, we determined these distributions to be a return of capital and, therefore, reflected such distributions in our Consolidated Statement of Cash Flows as an inflow from investing activities for 2013. Additionally, we received $10 million in net proceeds from the sale of real estate in March 2013.
Financing activities
Net cash used in financing activities was $1.093 billion in 2015. In conjunction with the Amendment of our Secured Credit Facility on June 24, 2015, we issued $1.100 billion aggregate principal amount of the Notes and used the net proceeds from the sale of the Notes, together with cash on hand, to prepay $1.100 billion of Term B Loans under the Secured Credit Facility, as further described below. During 2015, we paid dividends of $720 million, including regular quarterly cash dividends of $71 million and a special cash dividend paid in the second quarter of 2015 of $649 million. In 2015, cash paid for the Class A Common Stock repurchases pursuant to our $400 million stock repurchase program totaled $340 million (see Note 16 to our audited consolidated financial statements for further information).
Net cash used in financing activities was $283 million in 2014. In connection with the Publishing Spin-off, Tribune Publishing entered into a senior secured credit facility with proceeds of $347 million (net of a 1% discount on the $350 million principal balance) immediately prior to the Publishing Spin-off on August 4, 2014 (see Note 2 to our audited consolidated financial statements). In addition, we incurred $10 million of transaction costs related to the senior secured credit facility entered into by Tribune Publishing in 2014. We received a $275 million cash dividend from Tribune Publishing from a portion of the proceeds of its senior term loan facility prior to the

Publishing Spin-off. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under our Term Loan Facility. On the date of the Publishing Spin-off, we distributed certain assets and liabilities to Tribune Publishing, including $59 million of cash and $28 million of restricted cash related to collateralized letters of credit for working capital liabilities distributed to Tribune Publishing (see Note 2 to our audited consolidated financial statements). Our long-term debt repayments during 2014 totaled $299 million, including the $275 million repayment. As discussed in “Investing activities” above, on January 27, 2014, we also repaid $172 million of principal on the Senior Toggle Notes. During 2014, cash paid for common stock repurchases pursuant to our $400 million stock repurchase program totaled $60 million (see Note 16 to our audited consolidated financial statements for further information).
Net cash used in financing activities was $2.610 billion in 2013. In connection with the acquisition of Local TV on December 27, 2013, we entered into a $3.773 billion Term Loan Facility as well as repaid $1.102 billion of borrowings related to the Exit Financing Facilities and certain capital leases. We incurred transaction costs totaling $78 million related to the Term Loan Facility. See Note 10 to our audited consolidated financial statements for further information.
Debt and Capital Structure
Our debt and other obligations, consisting primarily of capital leases, consisted of the following (in thousands):

	December 31, 2015	December 28, 2014
Term Loan Facility due 2020, effective interest rate of 3.82% and 4.04%, net of unamortized discount of $7,084 and $8,118	$2,360,155	$3,471,017
5.875% Senior Notes due 2022	1,100,000	—
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount of $33 and $49	18,868	23,914
Other obligations	—	54
Total debt	$3,479,023	$3,494,985
Secured Credit Facility—On December 27, 2013, in connection with our acquisition of Local TV, we, as borrower, along with certain of our operating subsidiaries as guarantors, entered into a $4.073 billion Secured Credit Facility. The Secured Credit Facility consisted of the $3.773 billion Term Loan Facility and a $300 million Revolving Credit Facility. On June 24, 2015, we, the Guarantors and JPMorgan, as administrative agent, entered into the Amendment to the Secured Credit Facility. Prior to the Amendment and the Prepayment, $3.479 billion of Former Term Loans were outstanding under the Secured Credit Facility. Pursuant to the Amendment, certain lenders under the Secured Credit Facility converted their Former Term Loans into the Converted Term B Loans in an aggregate amount, along with term loans advanced by certain new lenders, of $1.802 billion. The proceeds of Term B Loans advanced by the new lenders were used to prepay in full all of the Former Term Loans that were not converted into Term B Loans. In addition, we used the net proceeds from the sale of the Notes, together with cash on hand, to make the Prepayment of $1.100 billion of Term B Loans. After giving effect to the Amendment and all prepayments contemplated thereby (including the Prepayment), there were $2.379 billion of Term B Loans outstanding under the Secured Credit Facility. We recorded a loss of $37 million on the extinguishment of the Former Term Loan in our Consolidated Statement of Operations for the fiscal year ended December 31, 2015 as a portion of the facility was considered extinguished for accounting purposes. See Note 10 to our audited consolidated financial statements for further information and significant terms and conditions associated with the Secured Credit Facility, including, but not limited to, interest rates, repayment terms, fees, restrictions, and affirmative and negative covenants. The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. At December 31, 2015, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $23 million of standby letters of credit outstanding primarily in support of our workers compensation insurance programs. As further described in Note 2 to our audited consolidated financial statements, on August 4, 2014, we completed the Publishing Spin-off. In connection with the Publishing

Spin-off, we received a $275 million cash dividend from Tribune Publishing. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under our Term Loan Facility.
5.875% Senior Notes due 2022—On June 24, 2015, we issued $1.100 billion aggregate principal amount of the Notes under the Indenture. We used the net proceeds from the sale of the Notes, together with cash on hand, to prepay $1.100 billion of Term B Loans under the Secured Credit Facility. The Notes bear interest at a rate of 5.875% per annum and interest is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2016. The Notes mature on July 15, 2022.
Dreamcatcher Credit Facility—We and the Guarantors guarantee the obligations of Dreamcatcher under its $27 million Dreamcatcher Credit Facility. See Note 10 to our audited consolidated financial statements for a description of the Dreamcatcher Credit Facility. Our obligations and the obligators of the Guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with our obligations under the Secured Credit Facility.
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
Post-Chapter 11 Emergence Capital Structure
Effective as of the Effective Date, we issued 78,754,269 shares of Class A Common Stock and 4,455,767 shares of Class B Common Stock. In addition, on the Effective Date, we entered into the Warrant Agreement, pursuant to which we issued 16,789,972 Warrants. As permitted under the Plan, we adopted a new equity incentive plan for the purpose of granting awards to our directors, officers and employees and the directors, officers and employees of our subsidiaries (see Note 16 and Note 17 to our audited consolidated financial statements for further information related to our capital structure and equity incentive plan, respectively).
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
Pursuant to the terms of the Plan, we are also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the Effective Date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 proceedings. At December 31, 2015, restricted cash held by the Company to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations.
Contractual Obligations
The table below includes future payments required for long-term debt, contractual agreements for broadcast rights recorded in the Consolidated Balance Sheet, future minimum lease payments to be made under certain non-cancellable operating leases, and expected future payments under our multi-year talent and employment contracts for our television and entertainment businesses as well as certain other purchase obligations as of December 31, 2015:

	Required or Expected Payments by Fiscal Year
(in thousands)	Total	2016	2017-2018	2019-2020	Thereafter
Long-term debt	$3,486,140	$27,841	$62,432	$2,295,867	$1,100,000
Interest on long-term debt	896,100	158,765	307,016	301,070	129,249
Broadcast rights contracts payable	621,783	236,676	217,294	148,684	19,129
Minimum operating lease payments	179,919	29,302	46,451	35,194	68,972
Talent and employment contracts (1)	137,949	61,412	61,259	11,593	3,685
Programming not yet available for broadcast	998,970	224,806	363,096	185,562	225,506
Other purchase obligations (2)	209,345	82,279	88,323	23,399	15,344
Total (3)	$6,530,206	$821,081	$1,145,871	$3,001,369	$1,561,885

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

(2)
Other purchase obligations shown in the above table include contractual commitments of approximately $209 million for the purchase of news and marketing data services and other legally binding commitments.

(3)
The above table does not include $34 million of liabilities as of December 31, 2015 associated with our uncertain tax positions as we cannot reliably estimate the timing of the future cash outflows related to these liabilities. See Note 14 to our audited consolidated financial statements.

We have funding obligations with respect to our company-sponsored pension and other postretirement plans and our participation in multiemployer defined benefit pension plans which are not included in the tables above. See Note 15 to our audited consolidated financial statements for further information regarding our funding obligations for these benefit plans. We did not retain any liabilities relating to Tribune Publishing’s employees’ participation in multiemployer defined benefit pension plans subsequent to the Publishing Spin-off.
Repurchases of Equity Securities
On October 13, 2014, our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. During fiscal 2014, we repurchased 1,101,160 shares in open market transactions for $68 million at an average price of $61.58 per share which includes 125,566 shares, valued at $8 million, for which the Company placed trades prior to December 28, 2014 that were not settled until the first three days of the first quarter of 2015. During fiscal 2015, we repurchased 6,569,056 shares of Class A Common Stock in open market transactions for $332 million at an average price of

$50.59 per share. As of December 31, 2015, we repurchased the full $400 million authorized under the repurchase program.
On February 24, 2016, the Board authorized a new stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A common stock. Under the stock repurchase program, we may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management team. The repurchase program may be suspended or discontinued at any time. We expect to finance the purchases with available cash, cash flows from operations or debt facilities.
Cash Dividends
On April 9, 2015, we paid a special cash dividend of $6.73 per share to holders of record of our Common Stock at the close of business on March 25, 2015. The total aggregate payment on April 9, 2015 totaled $649 million, including the payment to holders of Warrants.
Additionally, the Board declared quarterly cash dividends on our common stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2015
	Per Share	Total Amount
Second quarter	$0.25	$24,100
Third quarter	0.25	23,620
Fourth quarter	0.25	23,555
Total quarterly cash dividends declared and paid	$0.75	$71,275
In addition, on February 24, 2016, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on March 24, 2016 to holders of record of Common Stock and Warrants as of March 10, 2016.
The declaration of any future dividends and the establishment of the per share amount, record dates and payment dates for any such future dividends are subject to the discretion of the Board taking into account, among other things, future earnings, cash flows, financial requirements and other factors, as well as restrictions contained in the agreements governing our indebtedness. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our Common Stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of Common Stock for each Warrant held.
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
We held an equity investment in NHLLC. NHLLC is the parent company of Newsday LLC, a limited liability company formed to hold the assets and liabilities of NMG formerly held by us. As discussed and defined in Note 9 to our audited consolidated financial statements, borrowings by NHLLC and Newsday LLC under a secured credit facility are guaranteed by CSC and NMG Holdings, Inc. and secured by a lien on the assets of Newsday LLC and the assets of NHLLC, including the senior notes of Cablevision contributed by CSC. Prior to the sale of our remaining investment in NHLLC, we agreed to indemnify CSC and NMG Holdings, Inc. with respect to any payments that CSC or NMG Holdings, Inc. makes under their guarantee of the $650 million of borrowings by NHLLC and Newsday LLC under their secured credit facility. In the event we were required to perform under this indemnity, we were subrogated to and acquire all rights of CSC and NMG Holdings, Inc. against NHLLC and Newsday LLC to the extent of the payments made pursuant to the indemnity. From the July 29, 2008 closing date of the Newsday Transactions (as defined in Note 9 to our audited consolidated financial statements) through the third anniversary of the closing date, the maximum amount of potential indemnification payments (the “Maximum Indemnification Amount”) was $650 million. After the third anniversary, the Maximum Indemnification Amount was reduced by $120 million. The Maximum Indemnification Amount was to be reduced each year thereafter by $35 million until January 1, 2018, at which point the Maximum Indemnification Amount is reduced to $0. The Maximum Indemnification Amount was $425 million at December 28, 2014. On September 2, 2015, we sold our 3% interest in NHLLC to CSC Holdings, as further described in Note 9 to our audited consolidated financial statements. At the time of the sale, the Company was also released from all indemnification obligations related to the payments that CSC or NMG Holdings, Inc. are required to make under their guarantee of the $650 million of borrowings by NHLLC and Newsday LLC under their secured credit facility.
Concurrent with the closing of the Chicago Cubs Transactions as discussed and defined in Note 9 to our audited consolidated financial statements, we executed guarantees of collection of certain debt facilities entered into by New Cubs LLC in 2009. The guarantees are capped at $699 million plus unpaid interest. The guarantees are reduced as New Cubs LLC makes principal payments on the underlying loans. To the extent that payments are made under the guarantees, we will be subrogated to, and will acquire, all rights of the debt lenders against New Cubs LLC.
Capital Spending
Our capital expenditures totaled $89 million in 2015, $89 million in 2014 and $71 million in 2013.
Major capital projects during 2015 included investments at Television and Entertainment to replace certain equipment and refurbish facilities, update studio production equipment and upgrade master control hardware. Our Digital and Data segment continued to invest in computer hardware and infrastructure to support new business platforms as well as to upgrade their office facilities. Corporate and Other investments primarily consisted of real estate improvements.
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
The Company currently expects capital spending to be $127 million in 2016, which represents a $38 million increase over 2015. This increase is primarily due to higher spending at Television and Entertainment for facility improvements and relocations as well as increased real estate development spending at Corporate and Other.

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
Our critical accounting policies and estimates relate to presentation, revenue recognition, broadcast rights, production costs, goodwill and other indefinite-lived intangible assets, impairment review of long-lived assets, income taxes, pension and other postretirement benefits and self-insurance liabilities. Management continually evaluates the development, selection and disclosure of our critical accounting policies and estimates and the application of these policies and estimates. In addition, there are other items within the consolidated financial statements that require the application of accounting policies and estimation, but are not deemed to be critical accounting policies and estimates. Changes in the estimates used in these and other items could have a material impact on our consolidated financial statements.
Presentation—As a result of the filing of the Chapter 11 Petitions, the Predecessor’s Consolidated Statement of Operations for December 31, 2012 has been prepared in accordance with ASC Topic 852 and on a going-concern basis, which contemplates continuity of operations, realization of assets and satisfaction of liabilities in the ordinary course of business.
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
Revenue Recognition—Our primary sources of revenue related to Television and Entertainment are from local and national advertising, retransmission consent and carriage fee revenues on our television, cable and radio stations as well as from direct and indirect display advertising. Digital and Data revenue is primarily derived from licensing of the video, sports and music content to third parties. We also recognize revenues from leases of our owned real estate.
We recognize revenue when the following conditions are met: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the fees are fixed or determinable and (iv) collection is reasonably assured. Revenue arrangements with multiple deliverables are divided into separate units of accounting when the delivered item has value to the customer on a stand-alone basis. Where elements are delivered over different periods of time, and when allowed under U.S. GAAP, revenue is allocated to the respective elements based on their relative selling prices at the inception of the arrangement, and revenue is recognized as each element is delivered. We use a hierarchy to determine the fair value to be used for allocating revenue to elements: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence, and (iii) best estimate of selling price (“ESP”). For software elements, we follow the industry specific software guidance which only allows for the use of VSOE in establishing fair value.

Television and Entertainment advertising revenue is recorded, net of agency commissions, when commercials are aired. Television operations may trade certain advertising time for products or services, as well as barter advertising time for program material. Trade transactions are generally reported at the estimated fair value of the product or services received, while barter transactions are reported based on our estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Barter/trade revenue is reported when commercials are broadcast and expenses are reported when products or services are utilized or when programming airs. We record rebates when earned as a reduction of advertising revenue. Retransmission consent fees represent fees that we earn from MVPDs for the distribution of our television stations’ broadcast programming. We recognize these fees over the contract period, generally based on a negotiated fee per subscriber. Carriage fees represent fees that we earn from MVPDs for the carriage of our cable channels. We recognize carriage fees over the contract period, generally based on the number of subscribers and negotiated rates.
Digital and Data revenue includes software licensing arrangements recognized with ASC Topic 985, “Software.” License fees are based on the number of units shipped or the number of subscribers. Revenues from per-unit or per-subscriber fees are recognized in the period the services are provided to a licensee, as reported to us by the licensee. Certain non-refundable, non-cancelable license fees are paid in advance for which revenue is recognized when the underlying licensed product is delivered to the licensee. Revenues from data services are recognized on a straight-line basis over the period its licensee has the right to receive the service. We account for cash consideration (including a sale incentive) that we give to our customers or resellers as a reduction of revenue, unless we receive an identifiable benefit in exchange for the consideration that is separate from the customer’s purchase from us and for which we can reasonably estimate the fair value of the benefit.
Broadcast Rights—We acquire rights to broadcast syndicated programs, original licensed series and feature films. Pursuant to ASC Topic 920, “Entertainment-Broadcasters,” these rights and the related liabilities are recorded as an asset and a liability when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. The current portion of programming inventory includes those rights available for broadcast that are expected to be amortized in the succeeding year. We amortize our broadcast rights costs over the period in which an economic benefit is expected to be derived based on the timing of the usage and benefit from such programming. Newer licensed/acquired programming and original produced programming are generally amortized on an accelerated basis as the episodes are aired. For certain categories of licensed programming and feature films that have been exploited through previous cycles, amortization expense is recorded on a straight-line basis. We also have commitments for network and sports programming that are expensed on a straight-line basis as the programs are available to air. Management’s judgment is required in determining the timing of the expensing of these costs, and includes analyses of historical and estimated future revenue and ratings patterns for similar programming. We regularly review, and revise when necessary, our revenue estimates, which may result in a change in the rate of amortization. Amortization of broadcast rights are expensed to programming in our Consolidated Statements of Operations.
We carry the broadcast rights at the lower of unamortized cost or estimated net realizable value. We evaluate the net realizable value of broadcast rights on a daypart, series, or title-by-title basis, as appropriate. Changes in management’s intended usage of a specific daypart, series, or program would result in a reassessment of the net realizable value, which could result in an impairment. We determine the net realizable value and estimated fair value, as appropriate, based on a projection of the estimated advertising revenues and carriage/retransmission revenues, less certain direct costs of delivery, expected to be generated by the program material. If our estimates of future revenues decline, amortization expense could be accelerated or impairment adjustments may be required. We assess future seasons of syndicated programs that we are committed to acquire for impairment as they become available to us for airing. Any impairments of programming rights are expensed to programming in our Consolidated Statements of Operations.
As a result of the evaluation of the recoverability of the unamortized costs associated with broadcast rights, we recognized a non-cash impairment charge of approximately $74 million for the syndicated programs Person of Interest and Elementary at WGN America in 2015. We have commitments to acquire additional seasons of these programs in future periods. Additional impairments may be required when these seasons become available to air if estimates of future revenues for these programs have not improved. At December 31, 2015 and December 28, 2014, we had broadcast rights assets of $364 million and $304 million, respectively.
Production Costs—We produce and enter into arrangements with third parties to co-produce original programming to exhibit on our broadcast stations and cable network. These arrangements, which are referred to as co-financing arrangements, take various forms. In accordance with ASC Topic 926, “Entertainment-Films,” we estimate total revenues to be earned and costs to be incurred throughout the life of each television program. Estimates for remaining total lifetime revenues are limited to the amount of revenue contracted for each episode in the initial market (which is the US television market). Accordingly, television programming costs and participation costs incurred in excess of the amount of revenue contracted in the initial market are expensed as incurred. Estimates for all secondary market revenues such as domestic and foreign syndication, digital streaming, home entertainment and merchandising are included in the estimated lifetime revenues of such television programming once it can be demonstrated that a program can be successfully licensed in such secondary market. Television programming costs incurred subsequent to the establishment of the secondary market are initially capitalized and amortized based on the proportion that current period revenues bear to the estimated remaining total lifetime revenues. As several of our produced programming television series have either recently launched or have yet to premiere, we do not have a demonstrated history of participating in secondary market revenues to support that these programs can be successfully licensed in such secondary markets. Production costs are expensed to programming in our Consolidated Statement of Operations.
Goodwill and Other Indefinite-Lived Intangible Assets—We review goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles—Goodwill and Other.” Under ASC Topic 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values. Goodwill and other intangibles not subject to amortization totaled $4.359 billion and $4.720 billion at December 31, 2015 and December 28, 2014, respectively.
Our annual impairment review measurement date is in the fourth quarter of each year. Goodwill is tested for impairment at the reporting unit level, which is at or one level below our operating segment level, by comparing the reporting unit's carrying value, including goodwill, to the fair value of the reporting unit. The reporting units are determined based on the components of our operating segment that constitutes a business for which discrete financial information is available and segment management regularly review the operating results of the component.
As of the fourth quarter of 2015 and 2014, we conducted our annual impairment test in accordance with ASC Topic 350. Our goodwill impairment test involves a two-step process to identify goodwill impairment and measure the amount of goodwill impairment loss to be recognized, if any. The first step tests for potential impairment by comparing the fair value of reporting units with the reporting unit’s net asset values. If the fair value of the reporting units exceeds the carrying value of the reporting unit’s net assets, goodwill is not impaired and no further testing is required. If the fair value of the reporting units does not exceed the carrying value of the net assets assigned to the reporting unit, then we perform the second step of the impairment test in order to determine the implied fair value of the reporting unit's goodwill. The second step requires an assignment of the reporting unit’s fair value to the reporting unit’s assets and liabilities, using the relevant acquisition accounting guidance, to determine the implied fair value of the reporting unit’s goodwill. The implied fair value of the reporting unit’s goodwill is then compared with the carrying amount of the reporting unit’s goodwill, and if the carrying value of a reporting unit's goodwill exceeds its implied fair value, we record an impairment loss equal to the difference.
In connection with the goodwill impairment test, the fair value of our reporting units was determined with consideration of both the income and market valuation approaches. Under the income approach, the fair value is based on projected future discounted cash flows, which requires management’s assumptions of projected revenues and related growth rates, operating margins, discount rates and terminal growth rates. Under the market valuation approach, the fair value is based on market multiples and consideration of market valuations of comparable companies.

During our 2015 annual impairment test of goodwill balances, we determined that the fair value of our cable reporting unit (a reporting unit within the Television and Entertainment reportable segment) was below its carrying value. We estimated the fair value of our cable reporting unit using both the income and market valuation approaches. As a result of the first step test, it was determined that the fair value of the cable reporting unit was below the carrying amount by approximately 9%. Accordingly, a second step of the goodwill impairment test was performed specific to the cable reporting unit which compared the implied fair value of the goodwill to the carrying value of such goodwill. Based on the results from the second step process, we recorded a goodwill impairment charge of $381 million during the fourth quarter of 2015. See Note 8 to our audited consolidated financial statements for further information.
Following the impairment charge, the carrying value of the goodwill at our cable reporting unit was $723 million at December 31, 2015. The recoverability of the carrying amount of our cable reporting unit goodwill is supported by our expected future cash flows. However, if unfavorable market factors impact our cable network, such as a decline in viewership, a loss of advertising revenues and/or carriage fees or the costs to acquire high-quality programming increase significantly, it is possible that the carrying value of the cable reporting unit goodwill could be further reduced.
During our 2015 annual goodwill impairment test, we also assessed the fair value of the television and Digital and Data reporting units which, at December 31, 2015, had goodwill balances of $2.497 billion and $342 million, respectively. The television reporting unit’s fair value was estimated using a market comparable method based on earnings multiple data. The Digital and Data reporting unit’s fair value was estimated using the income approach by applying a discounted cash flow model. The fair values of the television and Digital and Data reporting units exceeded their respective carrying amounts by approximately 19% and 17%, respectively.
No goodwill impairment charges were recorded in 2014.
In the fourth quarter of 2015, we recorded a non-cash pretax impairment charge of $4 million related to our FCC licenses in connection with our annual impairment review under ASC Topic 350. See Note 8 to our audited consolidated financial statements for further information. No impairment charges for other indefinite-lived intangible assets were recorded in 2014.
The estimated fair values of other intangible assets subject to the annual impairment review, which include FCC licenses and a trade name, are generally calculated based on projected future discounted cash flow analyses. The determination of estimated fair values of goodwill and other indefinite-lived intangible assets requires many judgments, assumptions and estimates of several critical factors, including projected revenues and related growth rates, projected operating margins and cash flows, estimated income tax rates, capital expenditures, market multiples and discount rates, as well as specific economic factors such as market share for broadcasting and royalty rates for the trade name intangible. For our FCC licenses, significant assumptions also include start-up operating costs for an independent station, initial capital investments and market revenue forecasts. Fair value estimates for each of our indefinite-lived intangible assets are inherently sensitive to changes in these estimates, particularly with respect to the FCC licenses. Adverse changes in expected operating results and/or unfavorable changes in other economic factors could result in additional non-cash impairment charges in the future under ASC Topic 350.
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

For the years ended December 31, 2015 and December 28, 2014, we recorded charges totaling $7 million and $4 million, respectively, to write down certain real estate properties to their estimated fair value, less the expected selling costs. No impairment charges were recorded during the year ended December 29, 2013. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate future undiscounted cash flows could result in additional non-cash impairment charges in the future under ASC Topic 360.
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
ASC Topic 740 addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC Topic 740, a company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. ASC Topic 740 requires the tax benefit recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. See Note 14 to our audited consolidated financial statements for further discussion.
Our effective tax rate and income tax expense could vary from estimated amounts due to future impacts of various items, including changes in tax laws, tax planning as well as forecasted financial results. Management believes current estimates are reasonable, however, actual results can differ from these estimates.
Pension and Other Postretirement Benefits—Retirement benefits are provided to employees through defined benefit pension plans sponsored either by us or by unions. Under our company-sponsored plans, pension benefits are primarily a function of both the years of service and the level of compensation for a specified number of years, depending on the plan. It is our policy to fund the minimum for our company-sponsored pension plans as required by the Employee Retirement Income Security Act (“ERISA”). Contributions made to union-sponsored plans are based upon collective bargaining agreements. We also provide certain health care and life insurance benefits for retired employees. The expected cost of providing these benefits is accrued over the years that the employees render services. It is our policy to fund postretirement benefits as claims are incurred. Accounting for pension and other postretirement benefits requires the use of several assumptions and estimates. Actual experience or changes to these assumptions and other estimates could have a significant impact on our consolidated results of operations and financial position. See Note 15 to our audited consolidated financial statements for a description of our defined benefit pension and postretirement plans and additional disclosures.
We recognize the overfunded or underfunded status of our defined benefit pension and other postretirement plans (other than a multiemployer plan) as an asset or liability in our Consolidated Balance Sheets and recognize changes in that funded status in the year in which changes occur through comprehensive income (loss).

Weighted average assumptions used in 2015 and 2014 in accounting for pension benefits and other postretirement benefits were as follows:

	Pension Plans		Other Postretirement Plans
	2015	2014	2015	2014
Discount rate for expense through Publishing Spin-Off (1)	N/A	4.70%	N/A	3.95%
Discount rate for expense following Publishing Spin-Off (1)	3.95%	4.70%	3.30%	3.35%
Discount rate for obligations	4.30%	3.95%	3.45%	3.30%
Increase in future salary levels for expense	3.50%	3.50%	—	—
Increase in future salary levels for obligations	3.50%	3.50%	—	—
Long-term rate of return on plans’ assets for expense	7.25%	7.50%	—	—

(1)
In connection with the Publishing Spin-off, we distributed to Tribune Publishing approximately $44 million of postretirement health care and life insurance liabilities. As a result, we remeasured our remaining other post retirement plan obligations as of the date of the Publishing Spin-off.

We utilize the Aon Hewitt AA-Only Bond Universe Yield Curve (the “Aon Hewitt Yield Curve”) for discounting future benefit obligations and calculating interest cost. The Aon Hewitt Yield Curve represents the yield on high quality (AA and above) corporate bonds that closely match the cash flows of the estimated payouts for our benefit obligations. As of December 31, 2015, a 0.5% decrease in our discount rate assumption would result in a $5 million increase in our net pension income and a $0.03 million increase in our other postretirement benefit income.
We used a multi-pronged approach to determine our 7.25% assumption for the long-term expected rate of return on pension plan assets. This approach included a review of actual historical returns achieved and anticipated long-term performance of each asset class. As of December 31, 2015, a 0.5% decrease in our long-term rate of return assumption would result in a $8 million decrease in our net pension income. Our pension plan assets incurred a loss of 1.5% in 2015 and earned a return of 9.8% in 2014.
Our investment strategy with respect to our pension plan assets is to invest in a variety of investments for long-term growth in order to satisfy the benefit obligations of our pension plans. Accordingly, when making investment decisions, we endeavor to strategically allocate assets within asset classes in order to enhance long-term real investment returns and reduce volatility.
The actual allocations of our pension assets at December 31, 2015 and December 28, 2014 and target allocations by asset class were as follows:

	Percentage of Plan Assets
	Actual Allocations		Target Allocations
Asset category:	2015	2014	2015	2014
Equity securities	51.5%	51.9%	50.0%	50.0%
Fixed income securities	41.6%	41.4%	45.0%	45.0%
Cash and other short-term investments	1.1%	1.8%	—	—
Other alternative investments	5.8%	4.9%	5.0%	5.0%
Total	100.0%	100.0%	100.0%	100.0%
Actual allocations to each asset class varied from target allocations due to market value fluctuations, timing, and overall market volatility during the year. The asset allocation is monitored on a quarterly basis and rebalanced as necessary. See Note 15 to our audited consolidated financial statements for a description of the asset classes.

Our actuarial valuation also incorporates other factors such as mortality rates. The actuarial assumptions used by us may differ materially from actual results due to, among other things, longer or shorter life spans of plan participants. Differences in these assumptions could significantly impact the actual amount of net periodic benefit cost and pension liability recorded by us.
For purposes of measuring postretirement health care costs for 2015, we assumed a 7.5% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2023 and remain at that level thereafter. For purposes of measuring postretirement health care obligations at December 31, 2015, we assumed a 6.0% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2024 and remain at that level thereafter.
Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 31, 2015, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$25	$(22)
Projected benefit obligation	$283	$(257)
In 2015, we made contributions of $0.2 million to certain of our qualified pension plans and $1 million to our other postretirement plans. We do not expect to contribute to our qualified pension plans and expect to contribute $1 million to our other postretirement plans in 2016.
Benefit payments expected to be paid under our qualified pension plans and other postretirement benefit plans are summarized below. The benefit payments reflect expected future service, as appropriate.

(in thousands)	Qualified Pension Plan Benefits	Other Postretirement Benefits
2016	$114,523	$1,409
2017	$116,909	$1,293
2018	$119,720	$1,157
2019	$121,530	$1,048
2020	$123,001	$942
Thereafter	$627,912	$3,460
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
Self-Insurance Liabilities—We self-insure for certain employee medical and disability income benefits, workers’ compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. We carry insurance coverage to limit exposure for self-insured workers’ compensation costs and automobile and general liability claims. Our deductibles under these coverages are generally $1 million per occurrence, depending on the applicable policy period. The recorded liabilities for self-insured risks totaled $34 million at December 31, 2015 and $47 million at December 28, 2014, which was net of $44 million of liabilities distributed to Tribune Publishing in the Publishing Spin-off (see Note 2 to our audited consolidated financial statements).

New Accounting Standards
See Note 1 to our audited consolidated financial statements for the discussion of recent accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
We are exposed to market risk from changes in interest rates of our variable rate debt, which, as of December 31, 2015 and December 28, 2014, primarily consisted of the borrowings under the Term Loan Facility. On December 31, 2015 and December 28, 2014, we had $2.360 billion and $3.471 billion aggregate principal amounts outstanding under our Term Loan Facility, respectively. The Term Loan Facility bears interest, at our election, at a rate per annum equal to either (i) the sum of LIBOR, adjusted for statutory reserve requirements on Euro currency liabilities (“Adjusted LIBOR”), subject to a minimum rate of 0.75%, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%. See Note 10 to our audited consolidated financial statements for further information on the Term Loan Facility and its terms. Based on the amounts outstanding under the Term Loan Facility as of December 31, 2015 and December 28, 2014, adding 1% to the applicable interest rate under the Term Loan Facility would result in an increase of approximately $24 million and $35 million in our annual interest expense, respectively. See Note 11 to our audited consolidated financial statements for further information regarding the fair value of our long-term debt.
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
ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None
ITEM 9A. CONTROLS AND PROCEDURES
Evaluation of Disclosure Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), as of December 31, 2015. Our disclosure controls and procedures are designed to ensure that information we are required to disclose in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms such that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures. Based upon management’s evaluation described above, our Chief Executive Officer and Chief Financial Officer concluded that, as a result of the identification of the material weakness in the Company’s internal control over financial reporting described below, the Company's disclosure controls and procedures were not effective as of December 31, 2015.

Notwithstanding such material weakness in internal control over financial reporting, our management concluded that our consolidated financial statements in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).
Report of Management on Internal Control over Financial Reporting
Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Exchange Act. Internal control over financial reporting is a process designed by, or under the supervision of, our Chief Executive Officer and Chief Financial Officer, and effected by our board of directors, management and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with GAAP. Internal control over financial reporting includes policies and procedures that: (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of an issuer’s assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that an issuer’s receipts and expenditures are being made only in accordance with authorizations of its management and directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of an issuer’s assets that could have a material effect on the financial statements.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2015. Management’s assessment was based on criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) in Internal Control - Integrated Framework (2013). A material weakness in internal control over financial reporting is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis.
Based upon this assessment, management identified a number of deficiencies related to the design and operating effectiveness of information technology (“IT”) general controls for information systems that are relevant to the preparation of our consolidated financial statements. Specifically, we did not (i) maintain program change management controls to ensure that changes affecting financial IT applications and underlying accounting records are identified, authorized, tested and implemented appropriately, (ii) design and maintain system implementation controls over the implementation of new financial systems to validate the completeness and accuracy of data converted from old financial systems, (iii) design and maintain user access controls to ensure that access to financial applications and data is adequately restricted to appropriate Company personnel, and (iv) design and maintain computer operations controls to ensure that privileges are appropriately granted and data uploads are authorized and monitored. These deficiencies did not result in a material misstatement to the consolidated financial statements, however, the deficiencies, when aggregated, could result in a misstatement of our consolidated financial statements and disclosures that would result in a material misstatement of our annual or interim consolidated financial statements that would not be prevented or detected in a timely manner. Accordingly, our management has determined these deficiencies in the aggregate constitute a material weakness.
Because of this material weakness, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2015, based on the criteria set forth by COSO in Internal Control - Integrated Framework (2013).
The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by PricewaterhouseCoopers, LLP, an independent registered public accounting firm, as stated in their report which is included herein.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Remediation Plan
Our management has been actively engaged in developing and implementing remediation plans to address the material weakness in our internal control over financial reporting described above. The remediation efforts expected to be implemented include the following:

•	Enhance processes and procedures across all information systems that are relevant to the preparation of the Company’s consolidated financial statements.

•	Improve existing program change management control activities and policies including processes to maintain sufficient documentation evidencing the execution of these policies.

•	Implement additional tools to better capture and monitor changes to relevant financial systems.

•
Improve the design and operation of control activities and procedures associated with user and administrator access to the affected IT systems, including both preventive and detective control activities.

•	Educate and re-train control owners regarding risks, controls and maintaining adequate evidence.

•	Clarify and communicate appropriate roles and responsibilities for controls and systems for both IT and business users.

•	Increase resources dedicated to monitoring IT general controls to ensure compliance with policies, procedures, and processes.
Management believes the foregoing efforts will effectively remediate the identified material weakness in internal control over financial reporting. Because the reliability of the internal control process requires repeatable execution, the successful remediation of the material weakness will require review and evidence of effectiveness prior to management concluding that the Company’s internal control over financial reporting is effective. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above. During fiscal year 2016, management will test and evaluate the implementation of these new processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements.
Inherent Limitations on the Effectiveness of Controls
Management, including our Chief Executive Officer and Chief Financial Officer, do not expect that our disclosure controls and procedures or our internal control over financial reporting will prevent all errors and all fraud. Internal controls, no matter how well designed and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, errors or misstatements, if any, within our company have been or will be detected.
ITEM 9B. OTHER INFORMATION
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
As we previously disclosed in our quarterly report on Form 10-Q for the three months ended June 30, 2015, Oaktree Capital Management, L.P. (“Oaktree”), which is considered an affiliate of ours under Rule12b-2 of the Exchange Act, informed us of the following: On or around April 28, 2015, the Maersk Tigris, a Marshall Islands-flagged vessel (the “Vessel”) that is indirectly owned by funds managed by Oaktree as investment manager, was seized by the Iran Revolutionary Guard Corps and escorted towards the Iranian port of Bandar Abbas. The Vessel was detained by the Iran Revolutionary Guard until May 7, 2015. During the pendency of the Vessel’s seizure, the Vessel’s ship master purchased certain necessary provisions to maintain the health, safety and/or security of the

Vessel’s crew. Oaktree informed us that neither the Vessel nor any entity affiliated with the Vessel derived any revenues or profits from this activity, and neither the Vessel nor any entity affiliated with the Vessel intends for the activity to continue.
We had no knowledge of, or control over, the activities of the Vessel or the company (including its subsidiaries) that owns the Vessel.
New Employment Agreements
On February 24, 2016, the Compensation Committee (the “Compensation Committee”) of the Board approved a new employment agreement for Peter Liguori, our President and Chief Executive Officer. Also, on February 24, 2016, the Board appointed Mr. Bigelow as Executive Vice President and Chief Financial Officer, as described below, and Mr. Lazarus as Executive Vice President, General Counsel, Corporate Secretary and Chief Strategy Officer and approved new employment agreements for each of them.
Each of the new employment agreements has an effective term of January 1, 2016 through December 31, 2017 (the “Employment Term”). The agreements provide for the executives to receive the following annual compensation for each year during the Employment Term:

•
Mr. Liguori will be paid a base salary of $1,600,000, have an opportunity to earn an annual cash bonus with a target of $1,500,000 and he will receive an annual long-term incentive grant having a fair market value of $3,000,000 that is comprised of 30% restricted stock units (“RSUs”), 40% performance share units (“PSUs”) and 30% stock options.

•
Mr. Lazarus will be paid a base salary of $750,000, have an opportunity to earn an annual cash bonus with a target of $750,000 and he will receive an annual long-term incentive grant having a fair market value of $1,000,000 that is comprised of 30% RSUs, 40% PSUs and 30% stock options.

•
Mr. Bigelow will be paid a base salary of $700,000, have an opportunity to earn an annual cash bonus with a target of $700,000 and he will receive an annual long-term incentive grant having a fair market value of $1,000,000 that is comprised of 30% RSUs, 40% PSUs and 30% stock options.

The RSUs and stock options in the executives’ annual grants will vest ratably over a four-year period and PSUs in the annual grants will have a three-year performance period.
In addition, the employment agreements provide for a supplemental one-time grant of 130,042 PSUs to Mr. Liguori and 42,187 PSUs to each of Mr. Lazarus and Mr. Bigelow, on the terms described below (the “Supplemental PSUs”).
Each of Mr. Lazarus and Mr. Bigelow will be paid retention bonuses of $1,500,000 and $1,400,000, respectively, over a 12 month period after the Employment Term, if he remains employed through December 31, 2017. This retention bonus would not be duplicative of any severance that might otherwise be payable.
During the Employment Term, each of the executives is entitled to participate in the benefit plans and programs we provide to our senior executives, including any medical, dental and life insurance and our 401(k) plan.
Under each of the employment agreements, if, during the Employment Term, we terminate the employment of any of the executives without cause or if any of the executives resigns for good reason, he will receive the following severance pay and benefits:

•
we will pay him, in addition to his previously accrued compensation, severance equal to two times the sum of his target bonus and then-current base salary, payable over a 24-month period (except that, in the case of Mr. Lazarus, such severance is payable in a lump sum if he is involuntarily terminated within 12 months following a change in control);

•	continuation of his health and dental insurance benefits at active employee rates for 24 months (or until he otherwise becomes eligible for comparable coverage under another employer’s benefit plans);

•
his unvested stock options and RSUs that would have vested over the 24-month period following his termination will vest and his unvested PSUs will vest pro rata, according to the days he was employed during the applicable performance period and in relation to actual performance for the entire period; and

•	all of his vested options will remain exercisable for a twelve month period following the date of such involuntary termination.
In addition to these payments and benefits, if we undergo a change in control (as defined in the employment agreements) and the executive’s employment is terminated by us without cause or he resigns for good reason within the one year period immediately following the change in control, all of his then unvested equity awards will be accelerated (with annual PSU grants vesting at their target levels). The treatment of the Supplemental PSUs in a change in control is described below.
In the event that any of these executives is terminated by us without cause after the end of the Employment Term or resigns within 60 days after the end of the Employment Term, any of his unvested stock options and RSUs that would have vested based on service during the 2017 vesting year will vest, and his then-unvested PSUs will vest pro rata, according to the days he was employed during the applicable performance period and in relation to actual performance for the entire period.
Each of the executives is subject to a two year noncompete and nonsolicit if terminated during the Employment Term. In addition, we will have the option of imposing a six month noncompete on Mr. Liguori after expiration of his Employment Term for a payment equal to 50% of the sum of his annual base salary and target bonus.
The description of these employment agreements does not purport to be complete and each such agreement is subject to, and qualified in its entirety by, the complete text of such agreement, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2016.
Supplemental PSU Awards
As noted above, in connection with the approval of new employment agreements for Messrs. Liguori, Lazarus and Bigelow, our Compensation Committee approved the Supplemental PSUs, to be granted after our stockholders approve a new equity plan. Except as described below, the Supplemental PSUs will be eligible to vest during a two year performance period from March 1, 2016 until March 1, 2018 if a closing stock price of the Company’s Class A common stock is maintained for 10 consecutive trading days that equals or exceeds $44 and each increment of $2 thereafter, up to a maximum of $64 (each such increment, a “Stock Price Hurdle”). If more than one Stock Price Hurdle is achieved during the performance period, the number of shares that vest will be based on the highest performance hurdle achieved during the performance period. If the closing stock price during the consecutive 10 trading days ending on the last day of the performance period is higher than the highest Stock Price Hurdle previously attained, another installment of the Supplemental PSUs will vest based on linear interpolation between the two closest Stock Price Hurdles. The Stock Price Hurdles are subject to reduction (on a dollar-for-dollar basis) in the amount of any cash dividend paid by the Company during the performance period. Also, stock dividends may result in an adjustment of the Stock Price Hurdles and number of Supplemental PSUs. Except as provided below, no Supplemental PSUs will vest upon the achievement of a Stock Price Hurdle unless the executive is employed on the date such Stock Price Hurdle is achieved or on the expiration of the performance period.
In the event that an executive is terminated by us without cause, by him for good reason or as a result of death or disability, the PSUs will remain outstanding and will continue to vest to the extent that any previously unattained Stock Price Hurdle is achieved prior to the one-year anniversary of the executive’s termination (or, if earlier, the conclusion of the performance period), and, if no higher Stock Price Hurdle is achieved during the one-year period following the executive’s termination, an additional installment of PSUs may vest based on the closing prices of the

Company’s Class A common stock on the 10 trading days immediately preceding the lapse of the award (using linear interpolation between Stock Price Hurdles). In the event that a change in control occurs prior to the end of the performance period or within one year following the end of the performance period pursuant to a definitive agreement entered into during the performance period, the unvested Supplemental PSUs then outstanding will vest to the extent that the highest price per share paid for the Company’s common stock in connection with the change in control exceeds a previously unattained Stock Price Hurdle.
The description of these Supplemental PSU awards do not purport to be complete and is subject to, and qualified in its entirety by, the complete text of the award agreement for the Supplemental PSUs, a copy of which will be filed as an exhibit to the Company’s Quarterly Report on Form 10-Q for the quarter ending March 31, 2016.
Appointment of Chief Financial Officer
On February 24, 2016, our Board of Directors appointed Chandler Bigelow, 47, as Executive Vice President, Chief Financial Officer of the Company. Mr. Bigelow had served as our Interim Chief Financial Officer since August 12, 2015 and has served as our Executive Vice President, Chief Business Strategies and Operations Officer since July 2013. From April 2008 to July 2013, Mr. Bigelow served as our Executive Vice President, Chief Financial Officer, overseeing all corporate finance functions, including financial reporting, tax, audit and treasury. Prior to that, he served as Vice President, Treasurer with responsibility for our financing activities, cash management, short-term and retirement fund investments and risk-management programs beginning in 2003.
Mr. Bigelow has no family relationships with any director or executive officer of the Company and has not been involved in any related person transactions that would require disclosure pursuant to Item 404(a) of Regulation S-K.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The information required by this item with respect to our directors and executive officers will be contained in our 2016 Proxy Statement under the caption “Directors, Executive Officers and Corporate Governance” and is incorporated in this report by reference.
The information required by this item with respect to Section 16(a) beneficial ownership reporting compliance will be contained in our 2016 Proxy Statement under the caption “Section 16(A) Beneficial Ownership Reporting Compliance” and is incorporated in this report by reference.
The information required by this item with respect to corporate governance matters will be contained in our 2016 Proxy Statement under the caption “Directors, Executive Officers and Corporate Governance” and is incorporated in this report by reference.
We have adopted a Code of Business Conduct and Ethics, to which all directors, officers and employees of the Company are subject, and a Code of Ethics for CEO and Senior Financial Officers, to which certain members of management are subject. We also have made these documents available on our website at http://investors.tribunemedia.com/corporate-governance.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this item will be contained in our 2016 Proxy Statement under the captions “Director Compensation,” “Compensation Discussion and Analysis” and “Executive Compensation” and is incorporated in this report by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this item with regard to security ownership of certain beneficial owners and management will be contained in our 2016 Proxy Statement under the caption “Security Ownership of Certain Beneficial Owners and Management” and is incorporated in this report by reference.
The information required by this item with regard to securities authorized for issuance under equity compensation plans will be contained in our 2016 Proxy Statement under the caption ‘‘Executive Compensation — Securities Authorized for Issuance under our Equity Compensation Plans” and is incorporated in this report by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
The information required by this item will be contained in our 2016 Proxy Statement under the captions “Related-Party Transactions” and “Directors, Executive Officers and Corporate Governance” and is incorporated in this report by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this item will be contained in our 2016 Proxy Statement under the caption ‘‘Proposal 4—Ratification of Selection of Independent Registered Public Accounting Firm” and is incorporated in this report by reference.

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

3.2	Amendment to Certificate of Incorporation of Tribune Media Company (incorporated by reference to Exhibit 3.2 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 13, 2015).

3.3	Amended and Restated By-laws of Tribune Media Company (incorporated by reference to Exhibit 3.2 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

4.1
Indenture, dated June 24, 2015, between Tribune Media Company, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.1 to the Current Report on Form 8-K of Tribune Media Company, filed June 29, 2015).

4.2
First Supplemental Indenture, dated June 24, 2015, between Tribune Media Company, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.2 on the Current Report on Form 8-K of Tribune Media Company, filed June 29, 2015).

4.3	Form of 5.875% Senior Note due 2022 (incorporated by reference to Exhibit 4.3 to the Current Report on Form 8-K of Tribune Media Company, filed June 29, 2015, included in Exhibit 4.1 thereto).

4.4
Exchange and Registration Rights Agreement, dated June 24, 2015, between Tribune Media Company, the Subsidiary Guarantors party thereto, Deutsche Bank Securities Inc. and Citigroup Global Markets Inc. (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K of Tribune Media Company, filed June 29, 2015).

Exhibit No.	Description
4.5
Second Supplemental Indenture, dated September 8, 2015, between Tribune Media Company, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A. (incorporated by reference to Exhibit 4.5 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed November 10, 2015).

4.6s	Third Supplemental Indenture, dated October 8, 2015, between Tribune Media Company, the Subsidiary Guarantors party thereto and The Bank of New York Mellon Trust Company, N.A.

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

10.6
Amendment No. 1 to the Credit Agreement, dated June 24, 2015, between Tribune Media Company, the Guarantors party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K of Tribune Media Company, filed June 29, 2015).

10.7
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

10.10
Warrant Agreement, dated as of December 31, 2012, between Tribune Company and Computershare Inc. and Computershare Trust Company, N.A. (incorporated by reference to Exhibit 10.9 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

10.11§	Tribune Company 2013 Equity Incentive Plan (incorporated by reference to Exhibit 10.10 to the Registration Statement on Form 10 of Tribune Media Company, filed September 22, 2014).

Exhibit No.	Description

10.12§
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

10.14§s	Employment Agreement, dated July 27, 2014, between Tribune Company and John Batter.

10.15§s	Amendment to the Employment Agreement, dated September 25, 2015, between Tribune Media Company and John Batter.

10.16§
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

10.19§
Amendment to the Employment Agreement, dated April 3, 2015, between Tribune Media Company and Steven Berns (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 13, 2015).

10.20§
Amendment to the Employment Agreement, dated April 6, 2015, between Tribune Media Company and Chandler Bigelow (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 13, 2015).

10.21§
Amendment to the Employment Agreement, dated April 3, 2015, between Tribune Media Company and Peter Liguori (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 13, 2015).

10.22§
Amendment to the Employment Agreement, dated April 2, 2015, between Tribune Media Company and Edward Lazarus (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 13, 2015).

10.23§
Amendment to the Employment Agreement, dated April 6, 2015, between Tribune Media Company and Chandler Bigelow (incorporated by reference to Exhibit 10.11 to the Quarterly Report on Form 10-Q of Tribune Media Company, filed August 13, 2015).

10.24§	Form of Stock Option Agreement (incorporated by reference to Exhibit 10.20 to the Annual Report on Form 10-K of Tribune Media Company, filed March 6, 2015).

10.25§	Form of Restricted Stock Unit Agreement (incorporated by reference to Exhibit 10.21 to the Annual Report on Form 10-K of Tribune Media Company, filed March 6, 2015).

10.26§	Form of Performance Share Unit Agreement (incorporated by reference to Exhibit 10.22 to the Annual Report on Form 10-K of Tribune Media Company, filed March 6, 2015).

21.1s	Subsidiaries of the Registrant.

23.1s	Consent of PricewaterhouseCoopers LLP, Independent Registered Public Accounting Firm

Exhibit No.	Description
23.2s	Consent of Deloitte & Touche LLP (regarding Television Food Network, G.P.)

31.1s	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2s	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1s	Section 1350 Certification

32.2s	Section 1350 Certification

99.1s	Television Food Network, G.P. Consolidated Financial Statements

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

§	Constitutes a compensatory plan or arrangement.

s	Filed herein

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on February 29, 2016.

TRIBUNE MEDIA COMPANY

By:	/s/ Peter Liguori
Name:	Peter Liguori
Title:	President and Chief Executive Officer
Pursuant to the requirements of the Securities Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Peter Liguori	Director, President and Chief Executive Officer (Principal Executive Officer)	February 29, 2016
Peter Liguori

/s/ Chandler Bigelow	Executive Vice President and Chief Financial Officer (Principal Financial Officer)	February 29, 2016
Chandler Bigelow

/s/ Brian F. Litman	Senior Vice President, Controller and Chief Accounting Officer (Principal Accounting Officer)	February 29, 2016
Brian F. Litman

/s/ Bruce A. Karsh	Director and Chairman	February 29, 2016
Bruce A. Karsh

/s/ Craig A. Jacobson	Director	February 29, 2016
Craig A. Jacobson

/s/ Michael Kreger	Director	February 29, 2016
Michael Kreger

/s/ Ross Levinsohn	Director	February 29, 2016
Ross Levinsohn

/s/ Peter E. Murphy	Director	February 29, 2016
Peter E. Murphy

/s/ Laura R. Walker	Director	February 29, 2016
Laura R. Walker

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
INDEX TO CONSOLIDATED FINANCIAL STATEMENTS

Page
Report of Independent Registered Public Accounting Firm		F-2
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2015 (Successor) and for December 31, 2012 (Predecessor)		F-5
Consolidated Statements of Comprehensive (Loss) Income for each of the three years in the period ended December 31, 2015 (Successor) and for December 31, 2012 (Predecessor)		F-6
Consolidated Balance Sheets at December 31, 2015 (Successor) and December 28, 2014 (Successor)		F-7
Consolidated Statements of Shareholders’ Equity (Deficit) for each of the three years in the period ended December 31, 2015 (Successor) and for December 31, 2012 (Predecessor)		F-9
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2015 (Successor) and for December 31, 2012 (Predecessor)		F-11
Notes to Consolidated Financial Statements
Note 1:	Basis of Presentation and Significant Accounting Policies	F-13
Note 2:	Discontinued Operations	F-22
Note 3:	Proceedings Under Chapter 11	F-28
Note 4:	Fresh-Start Reporting	F-40
Note 5:	Acquisitions	F-48
Note 6:	Changes in Operations and Non‑Operating Items	F-61
Note 7:	Assets Held for Sale and Sales of Real Estate	F-62
Note 8:	Goodwill, Other Intangible Assets and Intangible Liabilities	F-64
Note 9:	Investments	F-68
Note 10:	Debt	F-74
Note 11:	Fair Value Measurements	F-79
Note 12:	Contracts Payable for Broadcast Rights	F-81
Note 13:	Commitments and Contingencies	F-81
Note 14:	Income Taxes	F-84
Note 15:	Pension and Other Retirement Plans	F-89
Note 16:	Capital Stock	F-99
Note 17:	Stock-Based Compensation	F-102
Note 18:	Earnings Per Share	F-107
Note 19:	Accumulated Other Comprehensive (Loss) Income	F-109
Note 20:	Related Party Transactions	F-110
Note 21:	Business Segments	F-111
Note 22:	Quarterly Financial Information (Unaudited)	F-113

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tribune Media Company

In our opinion, based on our audits and the report of other auditors, the accompanying consolidated balance sheets and the related consolidated statements of operations, comprehensive (loss) income, shareholders’ equity (deficit) and cash flows present fairly, in all material respects, the financial position of Tribune Media Company and its subsidiaries (Successor) at December 31, 2015 and December 28, 2014, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America. Also in our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) because a material weakness in internal control over financial reporting related to ineffective design and maintenance of certain information technology general controls existed as of that date. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness referred to above is described in the Report of Management on Internal Control over Financial Reporting appearing under Item 9A. We considered this material weakness in determining the nature, timing, and extent of audit tests applied in our audit of the 2015 consolidated financial statements, and our opinion regarding the effectiveness of the Company’s internal control over financial reporting does not affect our opinion on those consolidated financial statements. The Company's management is responsible for these financial statements, for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in management’s report referred to above. Our responsibility is to express opinions on these financial statements and on the Company's internal control over financial reporting based on our audits (which was an integrated audit in 2015). We did not audit the financial statements of Television Food Network, G.P. (“TV Food Network”), an approximate 31 percent-owned equity investment of the Company which reflects a net investment totaling $360 million and $349 million at December 31, 2015 and December 28, 2014, respectively, (such amounts are prior to adjustments recorded by the Company for the application of fresh-start reporting, net of amortization of basis difference, of $0.955 billion and $1.005 billion at December 31, 2015 and December 28, 2014, respectively) and equity income of $176 million, $172 million and $177 million (such amounts are prior to the amortization of basis difference of $50 million, $50 million and $81 million) for the each of the three years in the period ended December 31, 2015, respectively. The financial statements of TV Food Network were audited by other auditors whose report thereon has been furnished to us, and our opinion on the financial statements expressed herein, insofar as it relates to the amounts included for TV Food Network, is based solely on the report of the other auditors. We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits and the report of other auditors provide a reasonable basis for our opinions.

As discussed in Note 1 to the consolidated financial statements, the Company changed the manner in which it classifies deferred income taxes in 2015.

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

Chicago, Illinois
February 29, 2016

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Tribune Company

In our opinion, the accompanying consolidated statements of operations, comprehensive (loss) income, shareholders’ equity (deficit) and cash flows for the one day ended December 31, 2012 present fairly, in all material respects, the results of operations and cash flows of Tribune Company and its subsidiaries (Predecessor) for the one day ended December 31, 2012 in accordance with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
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

/s/ PricewaterhouseCoopers LLP

Chicago, Illinois
March 28, 2014, except for the effects of discontinued operations discussed in Note 2 to the consolidated financial statements, as to which the date is November 14, 2014

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In thousands of dollars, except for per share data)

	Successor			Predecessor
	Year Ended
	December 31, 2015	December 28, 2014	December 29, 2013	December 31, 2012
Operating Revenues
Television and Entertainment
Advertising	$1,300,313	$1,339,634	$815,333	$—
Retransmission consent and carriage fees	368,484	286,380	103,381	—
Other	80,838	99,627	102,872	—
Total	1,749,635	1,725,641	1,021,586	—
Digital and Data	211,527	168,926	72,055	—
Other	49,298	54,792	53,599	—
Total operating revenues	2,010,460	1,949,359	1,147,240	—
Operating Expenses
Programming	535,799	354,666	254,225	—
Direct operating expenses	435,231	420,763	225,924	—
Selling, general and administrative	647,600	584,274	311,447	—
Depreciation	74,289	70,187	41,187	—
Amortization	195,230	218,287	114,717	—
Impairment of goodwill and other intangible assets (Note 8)	385,000	—	700	—
Total operating expenses	2,273,149	1,648,177	948,200	—
Operating (Loss) Profit	(262,689)	301,182	199,040	—
Income on equity investments, net	146,959	236,713	145,241	—
Interest and dividend income	829	1,368	413	—
Interest expense	(164,430)	(157,866)	(39,134)	—
Loss on extinguishment of debt	(37,040)	—	(28,380)	—
Gain on investment transactions, net	12,173	372,485	150	—
Other non-operating gain (loss), net	8,140	(4,804)	(1,492)	—
Reorganization items, net	(1,537)	(7,268)	(16,931)	8,284,314
(Loss) Income from Continuing Operations Before Income Taxes	(297,595)	741,810	258,907	8,284,314
Income tax expense	22,323	278,699	95,965	1,070,189
(Loss) Income from Continuing Operations	(319,918)	463,111	162,942	7,214,125
Income (Loss) from Discontinued Operations, net of taxes (Note 2)	—	13,552	78,613	(103,901)
Net (Loss) Income	$(319,918)	$476,663	$241,555	$7,110,224

Basic (Loss) Earnings Per Common Share from:
Continuing Operations	$(3.38)	$4.63	$1.63
Discontinued Operations	—	0.13	0.79
Net (Loss) Earnings Per Common Share	$(3.38)	$4.76	$2.42

Diluted (Loss) Earnings Per Common Share from:
Continuing Operations	$(3.38)	$4.62	$1.62
Discontinued Operations	—	0.13	0.79
Net (Loss) Earnings Per Common Share	$(3.38)	$4.75	$2.41

Regular dividends declared per common share	$0.75	$—	$—

Special dividends declared per common share	$6.73	$—	$—

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME (In thousands of dollars)

	Successor			Predecessor
	Year Ended
	December 31, 2015	December 28, 2014	December 29, 2013	December 31, 2012
Net (Loss) Income	$(319,918)	$476,663	$241,555	$7,110,224
Less: Income (Loss) from Discontinued Operations, net of taxes	—	13,552	78,613	(103,901)
(Loss) Income from Continuing Operations	(319,918)	463,111	162,942	7,214,125

Other Comprehensive (Loss) Income from Continuing Operations, net of taxes
Unrecognized benefit plan gains and losses:
Change in unrecognized benefit plan gains and losses arising during the period, net of taxes of $(5,176), $(121,030), and $91,922 respectively	(8,032)	(187,720)	140,900	—
Adjustment for previously unrecognized benefit plan gains and losses included in net income, net of taxes of $(25), $(71) and $0 respectively	(36)	(110)	—	—
Fresh-start reporting adjustment included in net income to eliminate Predecessor’s accumulated other comprehensive income (loss), net of taxes of $169,642	—	—	—	934,661
Change in unrecognized benefit plan gains and losses, net of taxes	(8,068)	(187,830)	140,900	934,661
Unrealized (loss) gain on marketable securities:
Changes in unrealized holding (loss) gain arising during the period, net of taxes of $(2,133), $3,512 and $0, respectively	(3,308)	5,447	—	—
Foreign currency translation adjustments:
Change in foreign currency translation adjustments, net of taxes of $(1,428), $(1,779), and $58, respectively	(13,099)	(2,753)	89	—
Fresh-start reporting adjustment included in net income to eliminate Predecessor’s accumulated other comprehensive income (loss), net of taxes of $(552)	—	—	—	2,846
Change in foreign currency translation adjustments, net of taxes	(13,099)	(2,753)	89	2,846
Other Comprehensive (Loss) Income from Continuing Operations, net of taxes	(24,475)	(185,136)	140,989	937,507
Comprehensive (Loss) Income from Continuing Operations, net of taxes	(344,393)	277,975	303,931	8,151,632
Comprehensive Income (Loss) from Discontinued Operations, net of taxes	—	13,552	78,309	(133,284)
Comprehensive (Loss) Income	$(344,393)	$291,527	$382,240	$8,018,348

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands of dollars)

	December 31, 2015	December 28, 2014
Assets
Current Assets
Cash and cash equivalents	$262,644	$1,455,183
Restricted cash and cash equivalents	17,595	17,600
Accounts receivable (net of allowances of $8,176 and $7,313)	466,628	440,722
Broadcast rights	160,240	147,423
Income taxes receivable	42,838	4,931
Deferred income taxes	—	29,675
Prepaid expenses	63,337	26,300
Other	8,663	38,989
Total current assets	1,021,945	2,160,823
Properties
Machinery, equipment and furniture	289,619	240,507
Buildings and leasehold improvements	212,470	253,426
	502,089	493,933
Accumulated depreciation	(160,801)	(102,841)
	341,288	391,092
Land	268,257	422,635
Construction in progress	48,312	36,870
Net properties	657,857	850,597
Other Assets
Broadcast rights	203,422	157,014
Goodwill	3,561,812	3,918,136
Other intangible assets, net	2,240,199	2,397,794
Assets held for sale	206,422	5,645
Investments	1,692,700	1,717,192
Other	174,178	189,254
Total other assets	8,078,733	8,385,035
Total Assets	$9,758,535	$11,396,455

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data)

	December 31, 2015	December 28, 2014
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$60,394	$77,295
Debt due within one year	26,479	4,088
Income taxes payable	3,458	252,570
Employee compensation and benefits	87,976	80,270
Contracts payable for broadcast rights	236,676	178,685
Deferred revenue	44,721	34,352
Interest payable	33,828	12,238
Other	53,885	44,682
Total current liabilities	547,417	684,180
Non-Current Liabilities
Long-term debt	3,452,544	3,490,897
Deferred income taxes	984,032	1,156,214
Contracts payable for broadcast rights	385,107	279,819
Contract intangible liability, net	13,772	34,425
Pension obligations, net	456,073	469,116
Postretirement medical, life and other benefits	16,092	21,456
Other obligations	71,776	64,917
Total non-current liabilities	5,379,396	5,516,844
Total Liabilities	5,926,813	6,201,024

Commitments and Contingent Liabilities (Note 13)

Shareholders’ Equity
Preferred stock ($0.001 par value per share)
Authorized: 40,000,000 shares; No shares issued and outstanding at December 31, 2015 and at December 28, 2014	—	—
Class A Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; 100,015,546 shares issued and 92,345,330 shares outstanding at December 31, 2015; 95,708,401 shares issued and 94,732,807 shares outstanding at December 28, 2014	100	96
Class B Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares at December 31, 2015 and 200,000,000 shares at December 28, 2014; Issued and outstanding: 5,605 shares at December 31, 2015 and 2,438,083 shares at December 28, 2014	—	2
Treasury stock, at cost: 7,670,216 shares at December 31, 2015 and 975,594 shares at December 28, 2014	(400,153)	(67,814)
Additional paid-in-capital	4,619,618	4,591,470
Retained (deficit) earnings	(322,351)	718,218
Accumulated other comprehensive loss	(71,016)	(46,541)
Total Tribune Media Company shareholders’ equity	3,826,198	5,195,431
Noncontrolling interests	5,524	—
Total shareholders’ equity	3,831,722	5,195,431
Total Liabilities and Shareholders’ Equity	$9,758,535	$11,396,455

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (In thousands of dollars)
			Accumulated Other Comprehensive Income (Loss)	Predecessor Stock Purchase Warrants	Successor Additional Paid-In Capital			Successor Common Stock
		Retained Earnings (Deficit)						Class A		Class B
	Total					Treasury Stock	Non-controlling Interest	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at Dec. 30, 2012 (Predecessor)	$(8,055,028)	$(7,401,904)	$(908,124)	$255,000	$—	$—	$—	$—	—	$—	—
Comprehensive income	8,018,348	7,110,224	908,124	—	—	—	—	—	—	—	—
Cancellation of Predecessor’s common shares held by ESOP, net of unearned compensation	36,680	36,680	—	—	—	—	—	—	—	—	—
Cancellation of Predecessor’s stock purchase warrants	—	255,000	—	(255,000)	—	—	—	—	—	—	—
Balance at December 31, 2012 (Predecessor)	$—	$—	$—	$—	$—	$—	$—	$—	—	$—	—
Issuance of Successor common stock and stock purchase warrants	4,536,000	—	—	—	4,535,917	—	—	79	78,754	4	4,456
Balance at December 31, 2012 (Successor)	$4,536,000	$—	$—	$—	$4,535,917	$—	$—	$79	78,754	$4	4,456
Comprehensive income:
Net income	241,555	241,555	—	—	—	—	—	—	—	—	—
Other comprehensive income, net of taxes	140,685	—	140,685	—	—	—	—	—	—	—	—
Comprehensive income	382,240	—	—	—	—	—	—	—	—	—	—
Conversions of Class B Common Stock to Class A Common Stock	2	—	—	—	2	—	—	1	1,389	(1)	(1,389)
Warrant exercises	—	—	—	—	(10)	—	—	10	9,787	—	119
Stock-based compensation	7,319	—	—	—	7,319	—	—	—	—	—	—
Shares issued under equity incentive plan	—	—	—	—	—	—	—	—	4	—	—
Balance at December 29, 2013 (Successor)	$4,925,561	$241,555	$140,685	$—	$4,543,228	$—	$—	$90	89,934	$3	3,186
Comprehensive income:
Net income	476,663	476,663	—	—	—	—	—	—	—	—	—
Other comprehensive loss, net of taxes	(185,136)	—	(185,136)	—	—	—	—	—	—	—	—
Comprehensive income	291,527	—	—	—	—	—	—	—	—	—	—
Publishing Spin-off (Note 2)	19,347	—	(2,090)	—	21,437	—	—	—	—	—	—
Conversions of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	1	772	(1)	(772)
Warrant exercises	—	—	—	—	(5)	—	—	5	4,850	—	24
Stock-based compensation	27,835	—	—	—	27,835	—	—	—	—	—	—
Net share settlements of stock-based awards	(1,893)	—	—	—	(1,893)	—	—	—	152	—	—
Excess tax benefits from stock-based awards	868	—	—	—	868	—	—	—	—	—	—
Common stock repurchases	(67,814)	—	—	—	—	(67,814)	—	—	—	—	—
Balance at December 28, 2014 (Successor)	$5,195,431	$718,218	$(46,541)	$—	$4,591,470	$(67,814)	$—	$96	95,708	$2	2,438
See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY (DEFICIT) (In thousands of dollars)
			Accumulated Other Comprehensive Income (Loss)	Predecessor Stock Purchase Warrants	Successor Additional Paid-In Capital			Successor Common Stock
		Retained Earnings (Deficit)						Class A		Class B
	Total					Treasury Stock	Non-controlling Interest	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 28, 2014 (Successor)	$5,195,431	$718,218	$(46,541)	$—	$4,591,470	$(67,814)	$—	$96	95,708	$2	2,438
Comprehensive (loss) income:
Net (loss) income	(319,918)	(319,918)	—	—	—	—	—	—	—	—	—
Other comprehensive loss, net of taxes	(24,475)	—	(24,475)	—	—	—	—	—	—	—	—
Comprehensive (loss) income	(344,393)	—	—	—	—	—	—	—	—	—	—
Special dividends declared to shareholders and warrant holders, $6.73 per share (Note 16)	(648,644)	(648,644)	—	—	—	—	—	—	—	—	—
Regular dividends declared to shareholders and warrant holders, $0.75 per share (1)	(71,275)	(72,007)	—	—	732	—	—	—	—	—	—
Conversion of Class B Common Stock to Class A Common Stock	—	—	—	—	—	—	—	2	2,432	(2)	(2,432)
Warrant exercises	—	—	—	—	(2)	—	—	2	1,719	—	—
Stock-based compensation	32,547	—	—	—	32,547	—	—	—	—	—	—
Net share settlements of stock-based awards	(4,251)	—	—	—	(4,251)	—	—	—	156	—	—
Change in excess tax benefits from stock-based awards	(878)	—	—	—	(878)	—	—	—	—	—	—
Common stock repurchases	(332,339)	—	—	—	—	(332,339)	—	—	—	—	—
Contributions from noncontrolling interest	5,524	—	—	—	—	—	5,524	—	—	—	—
Balance at December 31, 2015 (Successor)	$3,831,722	$(322,351)	$(71,016)	$—	$4,619,618	$(400,153)	$5,524	$100	100,015	$—	6

(1) Includes $0.7 million of granted dividend equivalent units.

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars)

	Successor			Predecessor
	Year Ended
	December 31, 2015	December 28, 2014	December 29, 2013	December 31, 2012
Operating Activities
Net (loss) income	$(319,918)	$476,663	$241,555	$7,110,224
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	32,493	27,918	7,319	—
Pension credit, net of contributions	(29,417)	(41,164)	(41,620)	—
Depreciation	74,289	88,890	75,516	—
Amortization of contract intangible assets and liabilities	(14,980)	(35,774)	(29,525)	—
Amortization of other intangible assets	195,230	222,216	121,206	—
Impairment of goodwill and other intangible assets (Note 8)	385,000	—	700	—
Income on equity investments, net	(146,959)	(236,088)	(144,054)	—
Distributions from equity investments	169,879	189,789	154,123	—
Non-cash loss on extinguishment of debt	33,480	—	17,462	—
Original issue discount payments	(6,158)	—	—	—
Amortization of debt issuance costs and original issue discount	12,258	13,433	3,869	—
Gain on investment transactions, net	(12,173)	(373,968)	(150)	—
Loss (gain) on sales of real estate	97	(21,690)	(135)	—
Other non-operating (gain) loss, net	(6,183)	4,729	1,492	—
Non-cash reorganization items, net	—	—	(3,228)	(8,287,644)
Change in excess tax benefits from stock-based awards	868	(868)	—	—
Transfers from (to) restricted cash	5	2,357	166,866	(186,823)
Changes in working capital items, excluding effects from acquisitions:
Accounts receivable, net	(23,444)	39,149	(20,449)	—
Inventories, prepaid expenses and other current assets	(36,997)	(1,532)	26,847	(275)
Accounts payable	(15,302)	2,855	(85,088)	(18,942)
Employee compensation and benefits, and other current liabilities	39,598	(23,569)	5,528	(3,450)
Deferred revenue	9,541	23,189	1,121	—
Accrued reorganization costs	(1,536)	(780)	(111,461)	14,136
Income taxes	(272,102)	261,591	(1,947)	(6,199)
Deferred compensation, postretirement medical, life and other benefits	(2,298)	(3,099)	(13,581)	(35,241)
Change in broadcast rights, net of liabilities	100,116	(21,098)	(6,913)	—
Deferred income taxes	(140,075)	(179,099)	8,955	1,169,483
Change in non-current obligations for uncertain tax positions	(931)	(2,814)	(3,780)	—
Other, net	1,563	(32,781)	(11,057)	—
Net cash provided by (used in) operating activities	25,944	378,455	359,571	(244,731)

See Notes to Consolidated Financial Statements

TRIBUNE MEDIA COMPANY AND SUBIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (In thousands of dollars)

	Successor			Predecessor
	Year Ended
	December 31, 2015	December 28, 2014	December 29, 2013	December 31, 2012
Investing Activities
Capital expenditures	(89,084)	(89,438)	(70,869)	—
Acquisitions, net of cash acquired	(74,959)	(279,833)	(2,550,410)	—
Decrease (increase) in restricted cash related to acquisition of Local TV	—	201,922	(201,922)	—
Transfers from restricted cash related to New Cubs LLC distribution	—	—	—	727,468
Transfers from (to) restricted cash	1,112	(1,109)	—	—
Investments	(23,042)	(2,330)	(2,817)	—
Distributions from equity investments	10,328	180,521	53,871	—
Investment in non-interest bearing loan to the Litigation Trust	—	—	—	(20,000)
Proceeds from sales of investments	44,982	659,395	2,174	—
Proceeds from sales of real estate	4,930	49,870	10,739	—
Net cash (used in) provided by investing activities	(125,733)	718,998	(2,759,234)	707,468

Financing Activities
Long-term borrowings related to Publishing Spin-off (Note 2)	—	346,500	—	—
Long-term borrowings	1,100,000	—	3,790,500	1,089,000
Repayments of long-term debt	(1,114,262)	(299,285)	(1,102,234)	(3,394,347)
Repayment of Senior Toggle Notes (Note 10)	—	(172,237)	—	—
Long-term debt issuance costs related to Publishing Spin-off (Note 2)	—	(10,179)	—	—
Long-term debt issuance costs	(20,202)	—	(78,480)	(11,242)
Payment of dividends	(719,919)	—	—	—
Settlements of contingent consideration, net	1,174	—	—	—
Common stock repurchases (Note 16)	(339,942)	(60,211)	—	—
Cash and restricted cash distributed to Tribune Publishing (Note 2)	—	(86,530)	—	—
Change in excess tax benefits from stock-based awards	(868)	868	—	—
Tax withholdings related to net share settlements of share-based awards	(4,421)	(3,201)	—	—
Proceeds from stock option exercises	166	1,308	—	—
Contributions from noncontrolling interests	5,524	—	—	—
Net cash (used in) provided by financing activities	(1,092,750)	(282,967)	2,609,786	(2,316,589)

Net (Decrease) Increase in Cash and Cash Equivalents	(1,192,539)	814,486	210,123	(1,853,852)
Cash and cash equivalents, beginning of year	1,455,183	640,697	430,574	2,284,426
Cash and cash equivalents, end of year	$262,644	$1,455,183	$640,697	$430,574

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$130,311	$140,338	$44,280	$—
Income taxes, net of refunds	$434,720	$217,579	$151,311	$—

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
Nature of Operations and Reclassifications—Tribune Media Company and its subsidiaries (the “Company”) is a diversified media and entertainment company. It is comprised of 42 television stations that are either owned by the Company or owned by others but to which the Company provides certain services, along with a national general entertainment cable network (WGN America), a radio station, a production studio, the Digital and Data business, a portfolio of real estate assets and investments in a variety of media, websites and other related assets. Prior to the spin-off of its principal publishing businesses on August 4, 2014, (the “Publishing Spin-off”, as further defined and described in Note 2) the Company was also engaged in newspaper publishing.
Following the Publishing Spin-off, the Company realigned and renamed its reportable segments. These segments reflect the manner in which the Company sells its products to the marketplace and the manner in which it manages its operations and makes business decisions. The Company’s reportable segments consist of:

•
Television and Entertainment: Provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America, including content produced by Tribune Studios and its production partners, as well as news, entertainment and sports information via the Company’s websites and other digital assets.

•
Digital and Data: Provides innovative technology and services that collect, create and distribute video, music, sports and entertainment data primarily through wholesale distribution channels to consumers globally.

The Company also holds a variety of investments in cable and digital assets, including equity investments in Television Food Network, G.P. (“TV Food Network”) and CareerBuilder, LLC (“CareerBuilder”). In addition, the Company reports and includes under Corporate and Other the management of certain owned real estate assets, including revenues from leasing the office and production facilities, and any gains or losses from sales of real estate, as well as certain administrative activities associated with operating corporate office functions and managing its predominantly frozen company-sponsored defined benefit pension plans.
Prior to the Publishing Spin-off, the Company reported its operations through two reportable segments: broadcasting and publishing; certain administrative activities were reported and included under corporate. The Company’s publishing segment operated eight major-market daily newspapers and related businesses, distributed preprinted insert advertisements, provided commercial printing and delivery services to other newspapers and managed the websites of the Company’s daily newspapers and television stations, along with the websites of other branded products that target specific areas of interest. Also included in the publishing segment were digital entertainment data businesses which distribute entertainment listings and license proprietary software and data. These digital entertainment data businesses were not included in the Publishing Spin-off and are now included in the Digital and Data reportable segment. The principal daily newspapers published by the Company that were included in the Publishing Spin-off were the Los Angeles Times; the Chicago Tribune; the South Florida Sun Sentinel; the Orlando Sentinel; The Baltimore Sun; the Hartford Courant; The Morning Call, serving Pennsylvania’s Lehigh Valley; and the Daily Press, serving the Virginia Peninsula.
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
Change in Accounting Principle— On November 20, 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, Balance Sheet Classification of Deferred Taxes (“ASU 2015-17”), as further discussed below. The Company elected to early adopt ASU 2015-17 prospectively in the fourth quarter of fiscal 2015 and present all deferred tax assets and liabilities, along with any related valuation allowances as of December 31, 2015, as noncurrent on the Company’s Consolidated Balance Sheets. The adoption of ASU 2015-17 was required to be treated as a change in accounting principle. The Company did not retrospectively adjust prior periods for this change.
Fiscal Year—On April 16, 2015, the Company’s Board of Directors (the “Board”) approved the change of the Company’s fiscal year end from the last Sunday in December of each year to December 31 of each year and to change the Company’s fiscal quarter end to the last calendar day of each quarter. This change in fiscal year end was effective with the second fiscal quarter, which ended on June 30, 2015. As a result of this change, the fiscal year ended December 31, 2015 includes four additional days compared to the fiscal years ended December 28, 2014 and December 29, 2013. Fiscal years 2014 and 2013 each comprised a 52‑week period.
Principles of Consolidation and Variable Interest Entities—The consolidated financial statements include the accounts of Tribune Media Company and all majority-owned subsidiaries, as well as any variable interests for which the Company is the primary beneficiary. In general, investments comprising between 20 percent to 50 percent of the voting stock of companies and certain partnership interests are accounted for using the equity method. All other investments are generally accounted for using the cost method. All significant intercompany transactions are eliminated.
The Company evaluates its investments and other transactions to determine whether any entities associated with the investments or transactions should be consolidated under the provisions of FASB Accounting Standards Codification (“ASC”) Topic 810, “Consolidation.” ASC Topic 810 requires an ongoing qualitative assessment of variable interest entities (“VIEs”) to assess which entity is the primary beneficiary as it has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. The Company consolidates VIEs when it is the primary beneficiary.
On April 14, 2015, the Company entered into a real estate venture agreement with a third party to redevelop one of the Company’s Florida properties and formed a new limited liability company, TREH 200E Las Olas Venture, LLC (“Las Olas LLC”). The Company contributed land with an agreed-upon value between the parties of $15 million and a carrying value of $10 million, resulting in a 92% interest in the Las Olas LLC. In the future, the Company’s interest in the Las Olas LLC may decline to 85%, subject to the other party’s additional investments. The Las Olas LLC was determined to be a VIE where the Company is the primary beneficiary. The Company consolidates the financial position and results of operations of this VIE. The results of operations of the VIE as of and for the fiscal year ended December 31, 2015 were not material.
On November 12, 2015, the Company executed an agreement with a third party developer to redevelop one of the Company’s California properties. The Company contributed land, building and improvements with an agreed-upon value between the parties of $39 million and a carrying value of $35 million, resulting in a 90% interest in the TREH/Kearny Costa Mesa, LLC (“Costa Mesa LLC”). In the future, the Company’s interest in the Costa Mesa LLC may decline, subject to the other party’s additional investments. The Company consolidates the financial position and results of operations of Costa Mesa LLC as it has the majority ownership. The results of operations of the Costa Mesa LLC as of and for the fiscal year ended December 31, 2015 were not material.
Prior to September 2, 2015, the Company held a variable interest in Newsday Holdings LLC (“NHLLC”). On September 2, 2015, all of the outstanding equity interests of NHLLC were acquired by CSC Holdings, LLC (“CSC”). Additionally, prior to October 1, 2014, the Company held a variable interest in Classified Ventures, LLC

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(“CV”). On October 1, 2014, all of the outstanding equity interests of CV were acquired by TEGNA, Inc. (as successor to Gannett Co., Inc.) (“TEGNA”). Prior to July 29, 2014, the Company held a variable interest in Perfect Market, Inc. (“PMI”). On July 29, 2014, all of the outstanding equity interests of PMI were acquired by Taboola.com LTD (“Taboola”). In connection with the acquisition, the Company’s shares in PMI were converted into shares of Taboola. The Company’s ownership in Taboola is less than 1% and the Company has determined the investment is not a VIE as defined by ASC Topic 810.
At December 31, 2015 and December 28, 2014, the Company indirectly held a variable interest in Topix, LLC (“Topix”) through its investment in TKG Internet Holdings II, LLC and at December 28, 2014, the Company held a variable interest in Newsday LLC (as defined and described in Note 9). In addition, prior to December 27, 2013 (as further described below), the Company held variable interests as a result of certain transactions with Local TV Holdings, LLC (“Local TV”) in October 2008. The Company has determined that it was not the primary beneficiary of any of these entities and therefore has not consolidated any of them as of and for the periods presented in the accompanying consolidated financial statements. On December 27, 2013, the Company closed the Local TV Acquisition (see Note 5). In conjunction with the acquisition, the Company became a party to an agreement with Dreamcatcher Broadcasting LLC, a Delaware limited liability company (“Dreamcatcher”). The Company determined that it holds a variable interest in Dreamcatcher and is the primary beneficiary. As such, the Company’s consolidated financial statements include the results of operations and the financial position of Dreamcatcher beginning on December 27, 2013. See Note 5 for further information on the Company’s acquisition of Local TV, the related transactions with Dreamcatcher and the carrying amounts and classification of the assets and liabilities of Dreamcatcher which have been included in the Company’s Consolidated Balance Sheets as of December 31, 2015 and December 28, 2014. The assets of the consolidated VIE can only be used to settle the obligations of the VIE.
In 2008, the Company entered into a shared services agreement for its KPLR-TV station in St. Louis, Missouri and a local marketing agreement (“LMA”) for its KWGN-TV station in Denver, Colorado, each with the FOX Broadcasting Company (“FOX”) network affiliate television station owned by Local TV in these markets. These agreements became effective on October 6, 2008 and effectively allowed the Company to economically combine the operating facilities and news operations of its stations with those owned by Local TV in each market and to share certain programming. Prior to the Local TV Acquisition (see Note 5), the Company recorded in its historical consolidated broadcasting revenues amounts equal to agreed upon percentages of the net adjusted cash flows (as defined in the local marketing agreements) of the combined operations of its stations and the Local TV stations in St. Louis and Denver. The LMA arrangements were cancelled as of the effective date of the Local TV Acquisition (see Note 5) because the Company became the owner of both stations in each market.
Revenue Recognition—The Company’s primary sources of revenue related to Television and Entertainment are from local and national broadcasting and cable advertising and retransmission consent and carriage fee revenues on the Company’s television, cable and radio stations as well as from direct and indirect display advertising. Digital and Data revenue is primarily derived from licensing its video, sports and music content to third parties. The Company also recognizes revenues from leases of its owned real estate.
The Company recognizes revenue when the following conditions are met: (i) there is persuasive evidence that an arrangement exists, (ii) delivery has occurred or service has been rendered, (iii) the fees are fixed or determinable and (iv) collection is reasonably assured. Revenue arrangements with multiple deliverables are divided into separate units of accounting when the delivered item has value to the customer on a stand-alone basis. Revenue is allocated to the respective elements based on their relative selling prices at the inception of the arrangement, and revenue is recognized as each element is delivered. We use a hierarchy to determine the fair value to be used for allocating revenue to elements: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence, and (iii) best estimate of selling price (“ESP”). For software elements, we follow the industry specific software guidance which only allows for the use of VSOE in establishing fair value.
Television and Entertainment advertising revenue is recorded, net of agency commissions, when commercials are aired. Television operations may trade certain advertising time for products or services, as well as barter advertising time for program material. Trade transactions are generally reported at the estimated fair value of the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

product or services received, while barter transactions are reported at the Company’s estimate of the value of the advertising time exchanged, which approximates the fair value of the program material received. Barter/trade revenue is reported when commercials are broadcast and expenses are reported when products or services are utilized or when programming airs. The Company records rebates when earned as a reduction of advertising revenue. Retransmission consent fees represent fees that the Company earns from multichannel video programming distributors (“MVPDs”) for the distribution of the Company’s television stations’ broadcast programming. Retransmission consent fees are recognized over the contract period, generally based on a negotiated fee per subscriber. Carriage fees represent fees that the Company earns from MVPDs for the carriage of the Company’s cable channels. Carriage fees are recognized over the contract period, generally based on the number of subscribers and negotiated rates.
Digital and Data revenue includes software licensing recognized in accordance with ASC Topic 985, “Software.” License fees are based on the number of units shipped or the number of subscribers. Revenues from per-unit or per-subscriber fees are recognized in the period the services are provided to a licensee, as reported to the Company by the licensee. Certain non-refundable, non-cancelable license fees are paid in advance for which revenue is recognized when the underlying licensed product is delivered to the licensee. Revenues from data services are recognized on a straight-line basis over the period its licensee has the right to receive the service. The Company accounts for cash consideration (such as sales incentives) that it gives to its customers or resellers as a reduction of revenue, unless the Company receives a benefit that is separate from the customer’s purchase from the Company and for which it can reasonably estimate the fair value.
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.
The adoption of fresh-start reporting as of the Effective Date (as defined in Note 3) required management to make certain assumptions and estimates to allocate the Successor’s enterprise value to the Successor’s assets and liabilities based on fair values. These estimates of fair value represent the Company’s best estimates based on independent appraisals and various valuation techniques and trends, and by reference to relevant market rates and transactions. The estimates and assumptions are inherently subject to significant uncertainties and contingencies beyond the control of the Company. Accordingly, the Company cannot provide assurance that the estimates, assumptions, and fair values reflected in the valuations will be realized, and actual results could vary materially.
Cash and Cash Equivalents—Cash and cash equivalents are stated at cost, which approximates market value. Investments with original maturities of three months or less at the time of purchase are considered to be cash equivalents.
Restricted Cash and Cash Equivalents—Restricted cash and cash equivalents consist of funds that are not available for general corporate use and primarily consist of restricted cash held by the Company to satisfy the remaining claim obligations pursuant to the Plan (as defined and described in Note 3). On the Effective Date, the Company transferred $187 million of cash to restricted accounts for the limited purpose of funding certain future claim payments and professional fees. At both December 31, 2015 and December 28, 2014, restricted cash held by the Company to satisfy such obligations totaled $18 million.
In conjunction with the acquisition of Local TV on December 27, 2013 (see Note 5), the Company provided a notice to holders of the Senior Toggle Notes that it intended to redeem such notes within a thirty-day period. On December 27, 2013, the Company deposited $202 million with The Bank of New York Mellon Trust Company, N.A. (the “Trustee”) ($174 million of which, inclusive of accrued interest of $2 million, was payable to third parties and the remaining $28 million was payable to a subsidiary of the Company), together with irrevocable instructions to apply the deposited money to the full repayment of the Senior Toggle Notes. At December 29, 2013, the $202 million deposit was presented as restricted cash and cash equivalents on the Company’s Consolidated Balance Sheet.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
A summary of the activity with respect to the accounts receivable allowances is as follows (in thousands):

Accounts receivable allowance balance at December 29, 2013	$16,254
2014 additions charged to costs and expenses	21,306
2014 deductions	(18,515)
Allowance distributed in Publishing Spin-off	(11,732)
Accounts receivable allowance balance at December 28, 2014	$7,313
2015 additions charged to costs and expenses	7,873
2015 deductions	(7,010)
Accounts receivable allowance balance at December 31, 2015	$8,176
Broadcast Rights—The Company acquires rights to broadcast syndicated programs, original licensed series and feature films. Pursuant to ASC Topic 920, “Entertainment-Broadcasters,” these rights and the related liabilities are recorded as an asset and a liability when the license period has begun, the cost of the program is determinable and the program is accepted and available for airing. The current portion of programming inventory includes those rights available for broadcast that are expected to be amortized in the succeeding year.
The Company amortizes its broadcast rights costs over the period in which an economic benefit is expected to be derived based on the timing of the usage and benefit from such programming. Newer licensed/acquired programming and original produced programming are generally amortized on an accelerated basis as the episodes are aired. For certain categories of licensed programming and feature films that have been exploited through previous cycles, amortization expense is recorded on a straight-line basis. The Company also has commitments for network and sports programming that are expensed on a straight-line basis as the programs are available to air. Management’s judgment is required in determining the timing of the expensing of these costs, and includes analyses of historical and estimated future revenue and ratings patterns for similar programming. The Company regularly reviews, and revises when necessary, its revenue estimates, which may result in a change in the rate of amortization. Amortization of broadcast rights are expensed to programming in the Company’s Consolidated Statements of Operations.
The Company carries its broadcast rights at the lower of unamortized cost or estimated net realizable value. The Company evaluates the net realizable value of broadcast rights on a daypart, series, or title-by-title basis, as appropriate. Changes in management’s intended usage of a specific daypart, series, or program would result in a reassessment of the net realizable value, which could result in an impairment. The Company determines the net realizable value and estimated fair value, as appropriate, based on a projection of the estimated advertising revenues and carriage/retransmission revenues, less certain direct costs of delivery, expected to be generated by the program material. If the Company’s estimates of future revenues decline, amortization expense could be accelerated or impairment adjustments may be required. We assess future seasons of syndicated programs that we are committed to acquire for impairment as they become available to us for airing. Any impairments of programming rights are expensed to programming in the Company’s Consolidated Statements of Operations. As a result of the evaluation of the recoverability of the unamortized costs associated with broadcast rights, the Company recognized a non-cash impairment charge of $74 million for the syndicated programs Person of Interest and Elementary at WGN America in 2015.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Production Costs—The Company produces and enters into arrangements with third parties to co-produce original programming to exhibit on its broadcast stations and cable network. In accordance with ASC Topic 926, “Entertainment-Films,” the Company estimates total revenues to be earned and costs to be incurred throughout the life of each television program. Estimates for remaining total lifetime revenues are limited to the amount of revenue contracted for each episode in the initial market (which is the US television market). Accordingly, television programming costs and participation costs incurred in excess of the amount of revenue contracted in the initial market are expensed as incurred. Estimates for all secondary market revenues such as domestic and foreign syndication, digital streaming, home entertainment and merchandising are included in the estimated lifetime revenues of such television programming once it can be demonstrated that a program can be successfully licensed in such secondary market. Television programming costs incurred subsequent to the establishment of the secondary market are initially capitalized and amortized based on the proportion that current period revenues bear to the estimated remaining total lifetime revenues. As several of the Company’s produced programming television series have either recently launched or have yet to premiere, the Company does not have a demonstrated history of participating in secondary market revenues to support that these programs can be successfully licensed in such secondary markets. Production costs are expensed to programming in the Company’s Consolidated Statement of Operations.
Properties—As a result of the adoption of fresh-start reporting, the Company’s property, plant and equipment was adjusted to fair value on the Effective Date. There were no changes to the methods used by the Company to compute depreciation or any changes to the policy for determining estimated useful lives for assets placed into service subsequent to the Effective Date as a result of the adoption of fresh-start reporting. The estimated useful lives of the Company’s property, plant and equipment that were in service on the Effective Date were revised and currently range as follows: 1 to 44 years for buildings and 1 to 30 years for all other equipment.
Goodwill and Other Indefinite-Lived Intangible Assets—Goodwill and other indefinite-lived intangible assets are summarized in Note 8. The Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350, “Intangibles—Goodwill and Other.” Under ASC Topic 350, the impairment review of goodwill and other intangible assets not subject to amortization must be based on estimated fair values.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company recognizes the overfunded or underfunded status of its defined benefit pension or other postretirement plans (other than a multiemployer plan) as an asset or liability in its Consolidated Balance Sheets and recognizes changes in that funded status in the year in which changes occur through comprehensive (loss) income. Additional information pertaining to the Company’s pension plans and other postretirement benefits is provided in Note 15.
Self-Insurance—The Company self-insures for certain employee medical and disability income benefits, workers’ compensation costs and automobile and general liability claims. The recorded liabilities for self-insured risks are calculated using actuarial methods and are not discounted. The Company carries insurance coverage to limit exposure for self-insured workers’ compensation costs and automobile and general liability claims. The Company’s deductibles under these coverages are generally $1 million per occurrence, depending on the applicable policy period. The recorded liabilities for self-insured risks totaled $34 million at December 31, 2015 and $47 million at December 28, 2014, which was net of $44 million of such liabilities distributed to Tribune Publishing in the Publishing Spin-off.
Deferred Revenue—Deferred revenue arises in the normal course of business from advances from customers for the Company’s products and services. Revenue associated with deferred revenue is recognized in the period it is earned. See above for further information on the Company’s revenue recognition policy.
Stock-Based Compensation—In accordance with ASC Topic 718, “Compensation—Stock Compensation,” the Company recognizes stock-based compensation cost in its Consolidated Statements of Operations. Stock-based compensation cost is measured at the grant date for equity-classified awards and at the end of each reporting period for liability-classified awards based on the estimated fair value of the awards. ASC Topic 718 requires stock-based compensation expense to be recognized over the period from the date of grant to the date when the award is no longer contingent on the employee providing additional service (the “substantive vesting period”). Additional information pertaining to the Company’s stock-based compensation is provided in Note 17.
Income Taxes—On March 13, 2008, the Predecessor filed an election to be treated as a subchapter S corporation under the Internal Revenue Code (“IRC”), which election became effective as of the beginning of the Predecessor’s 2008 fiscal year. The Predecessor also elected to treat nearly all of its subsidiaries as qualified subchapter S subsidiaries. Subject to certain limitations (such as the built-in gain tax applicable for 10 years to gains accrued prior to the election), the Predecessor was no longer subject to federal income tax. Instead, the Predecessor’s taxable income was required to be reported by its shareholders. The Tribune Employee Stock Ownership Plan (“ESOP”) was the Predecessor’s sole shareholder and was not taxed on the share of income that was passed through to it because the ESOP was a qualified employee benefit plan. Although most states in which the Predecessor operated recognize the subchapter S corporation status, some imposed income taxes at a reduced rate.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
ASC Topic 740 addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under ASC Topic 740, a company may recognize the tax benefit of an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. ASC Topic 740 requires the tax benefit recognized in the financial statements to be measured based on the largest benefit that has a greater than fifty percent likelihood of being realized upon ultimate settlement. ASC Topic 740 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosure. See Note 14 for further discussion.
In connection with the Debtors’ emergence from Chapter 11, the Company converted from a subchapter S corporation to a C corporation under the IRC and became subject to federal income tax. The effect of this conversion was recorded in connection with the Company’s implementation of fresh-start reporting as more fully described in Note 4 and Note 14. Accordingly, essentially all of the Company’s net deferred tax liabilities at the Effective Date were reinstated at a higher effective tax rate.
Comprehensive Income (Loss)—Comprehensive income (loss) consists of net income and other gains and losses affecting shareholder’s equity that, under U.S. GAAP, are excluded from net income. The Company’s other comprehensive income (loss) includes changes in unrecognized benefit plan gains and losses, unrealized gains and losses on marketable securities classified as available-for-sale, and foreign currency translation adjustments. The activity for each component of the Company’s accumulated other comprehensive income (loss) is summarized in Note 19.
New Accounting Standards—In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842).” The new guidance requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. A lessee will need to recognize on its balance sheet a right-of-use asset and a lease liability for the majority of its leases (other than leases that meet the definition of a short-term lease). The lease liabilities will be equal to the present value of lease payments. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.
In January 2016, the FASB issued ASU 2016-01, “Financial Instruments - Overall (Subtopic 825-10).” The new guidance requires entities to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in net income and requires entities to use the exit price notion when measuring the fair value of financial instruments

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

for disclosure purposes. Further, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale in other comprehensive income and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. The guidance has additional amendments to presentation and disclosure requirements of financial instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-01 on its consolidated financial statements.
In November 2015, the FASB issued an ASU No. 2015-17, “Income Taxes (Topic 740).” The amendments in ASU 2015-17 simplify the presentation of deferred income taxes. The amendments require that deferred tax liabilities and assets be classified as non-current in a classified statement of financial position. The amendments in ASU 2015-17 are effective for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early application is permitted. The amendments in ASU 2015-17 may be applied either prospectively to all deferred tax liabilities and assets or retrospectively to all periods presented. The Company is electing to apply the amendments prospectively. Upon transition, the Company is required to disclosure the nature of and reason for the change in accounting principle and a statement that prior periods were not retrospectively adjusted. The Company early adopted ASU 2015-17 as of December 31, 2015, see “—Change in Accounting Principle” above. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements.
In September 2015, the FASB issued an ASU No. 2015-16, “Business Combinations (Topic 805).” The amendments in ASU 2015-16 simplify the accounting for adjustments made to provisional amounts during the measurement period of a business combination. The amendment requires the acquirer to recognize adjustments to provisional amounts identified during the measurement period in the reporting period in which the adjustment amount is determined. The acquirer is required to also record, in the same period’s financial statements, the effect on earnings as a result of the change to the provisional amounts, calculated as if the accounting had been completed at the acquisition date. The amendments in ASU 2015-16 are effective for fiscal years beginning after December 15, 2015, including interim periods within those fiscal years. The amendments in ASU 2015-16 should be applied prospectively to adjustments to provisional amounts that occur after the effective date of ASU 2015-16 with earlier application permitted for financial statements that have not been issued. The adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year for annual periods beginning after December 15, 2017, while allowing early adoption as of the original public entity date. The amendments in ASU 2014-09 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09 at the date of initial application. The Company is currently evaluating adoption methods and the impact of adopting ASU 2014-09 on its consolidated financial statements.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the symbol “TPUB.” For further information regarding the Publishing Spin-off, see the registration statement on Form 10, as amended, filed by Tribune Publishing with the SEC on July 21, 2014 and declared effective by the SEC on July 21, 2014. The registration statement is available through the SEC website at www.sec.gov.
The historical results of operations for the businesses included in the Publishing Spin-off are presented in discontinued operations in the Company’s Consolidated Statements of Operations and Consolidated Statements of Comprehensive (Loss) Income for all periods presented herein.
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
In connection with the Publishing Spin-off, the Company received a $275 million cash dividend from Tribune Publishing utilizing borrowings of $350 million under a senior secured credit facility entered into by Tribune Publishing prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under the Company’s Term Loan Facility (as defined and described in Note 10). All of the outstanding borrowings under the Tribune Publishing senior term loan facility were distributed to Tribune Publishing in connection with the Publishing Spin-off.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Under the TSA, the Company had gross billings to Tribune Publishing of $2 million and $19 million for the year ended December 31, 2015 and December 28, 2014, respectively, primarily related to a pass-through of costs associated with providing the continuation of certain benefits to Tribune Publishing employees following the Publishing Spin-off. The Company also incurred $1 million and $3 million of fees primarily related to technology and shared services provided by Tribune Publishing which are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations for the year ended December 31, 2015 and December 28, 2014, respectively.
Employee Matters Agreement
The Company and Tribune Publishing entered into an employee matters agreement that addresses the treatment of employees and former employees of each of the Company and Tribune Publishing with respect to their participation in employee benefit plans that existed prior to the distribution or that Tribune Publishing established in connection with or following the distribution, as well as certain other human resources matters relating to employee programs and labor contracts. In general, except for certain pension matters, Tribune Publishing retained all

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

liabilities with respect to the employment of all their employees and former employees (other than employees of discontinued businesses) and the Company retained all liabilities pertaining to other current or former employees, including liabilities arising with respect to benefit plans prior to the distribution. Notwithstanding the foregoing, the Company retained all liabilities relating to Company-sponsored defined benefit pension plans but did not retain any liabilities relating to Tribune Publishing’s employees’ participation in multiemployer pension plans. The employee matters agreement also addresses the treatment of equity compensation for employees of both companies in connection with the distribution. See Note 17 for further information on the impact of the Publishing Spin-off on the Company’s equity incentive plan.
Discontinued Operations Results—The results of discontinued operations for the years ended December 28, 2014, December 29, 2013, and for December 31, 2012 include the historical results of Tribune Publishing prior to the Publishing Spin-off on August 4, 2014. Summarized results of the Company’s discontinued operations and the impact of associated Publishing Spin-off adjustments are as follows (in thousands):

	Successor		Predecessor
	Year Ended
	December 28, 2014(1)	December 29, 2013	December 31, 2012
Operating revenues	$970,501	$1,755,989	$—
Operating profit	38,712	149,906	—
Loss on equity investments, net	(626)	(1,187)	—
Interest income	—	35	—
Interest expense (2)	(6,837)	(11,042)	—
Gain on investment transactions (3)	1,484	—	—
Reorganization items, net	(9)	(284)	(173,449)
Income (loss) before income taxes	32,724	137,428	(173,449)
Income tax expense (benefit) (4)	19,172	58,815	(69,548)
Income (loss) from discontinued operations, net of taxes	$13,552	$78,613	$(103,901)

(1)	Results of operations for the Tribune Publishing businesses are reflected through August 4, 2014, the date of the Publishing Spin-off.

(2)
In connection with the Publishing Spin-off, the Company received a $275 million cash dividend from Tribune Publishing utilizing borrowings of $350 million under a senior secured credit facility entered into by Tribune Publishing prior to the Publishing Spin-off. The full amount of the $275 million cash dividend was used to permanently repay $275 million of outstanding borrowings under the Company’s Term Loan Facility (as defined and described in Note 10). Interest expense associated with the Company’s outstanding debt was allocated to discontinued operations based on the ratio of the $275 million cash dividend received from Tribune Publishing to the total outstanding indebtedness under the outstanding credit facilities in effect in each respective period prior to the Publishing Spin-off and totaled $7 million and $11 million for the years ended December 28, 2014 and December 29, 2013, respectively.

(3)
Gain on investment transaction consists of a $1 million gain on the remeasurement of Tribune Publishing’s investment in MCT (as defined and described in Note 5) as a result of the acquisition of the remaining 50% interest in MCT during the second quarter of 2014.

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The results of discontinued operations for the years ended December 28, 2014 and December 29, 2013 also include $23 million and $15 million, respectively, of transaction costs, including legal and professional fees, incurred by the Company to complete the Publishing Spin-off. No such costs were incurred on December 31, 2012.
In conjunction with the Company’s emergence from bankruptcy, the Company consummated an internal restructuring pursuant to the terms of the Plan (as defined and described in Note 3). These restructuring transactions included, among other things, establishing a number of real estate holding companies. On December 21, 2012, the majority of the land and buildings owned by Tribune Publishing were transferred to these newly established real estate holding companies. In 2013, Tribune Publishing entered into lease agreements with the real estate holding companies to lease back certain land and buildings that were transferred. The initial term of these lease agreements was either five or ten years, with two optional renewal terms. Prior to the Publishing Spin-off, the revenues and expenses related to these lease agreements were treated as intercompany transactions and were not separately reflected in the Company’s consolidated financial statements. The real estate holding companies were not included in the Publishing Spin-off. Subsequent to the Publishing Spin-off, the Company has reclassified the historical intercompany rental revenues related to these leases for 2014 and 2013 totaling $24 million and $39 million, respectively, into other revenues as an increase to income from continuing operations in the Company’s Consolidated Statements of Operations due to the continuing lease arrangements between the Company and Tribune Publishing following the Publishing Spin-off. Similarly, the historical intercompany rental costs incurred by Tribune Publishing in 2014 and 2013, respectively, under these leases have been reclassified as a reduction of income (loss) from discontinued operations, net of taxes in the Company’s Consolidated Statements of Operations. There was no impact to the Company consolidated net income for any periods prior to the Publishing Spin-off as a result of these reclassifications. Subsequent to the Publishing Spin-off, all rental revenues earned by the Company under these leases with Tribune Publishing are reflected as other revenues in the Company’s Consolidated Statements of Operations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following is a summary of the assets and liabilities distributed to Tribune Publishing on August 4, 2014 in connection with the Publishing Spin-off (in thousands):

Assets:
Current Assets
Cash and cash equivalents	$59,030
Restricted cash	27,500
Accounts receivable, net	187,153
Inventories	14,623
Deferred income taxes	32,557
Prepaid expenses and other	20,956
Total current assets	341,819

Property, plant and equipment, net	160,087

Other Assets
Goodwill	35,450
Intangible assets, net	73,300
Investments	1,924
Other long-term assets	10,179
Deferred income taxes	12,352
Total other assets	133,205
Total Assets	635,111

Liabilities:
Current Liabilities
Accounts payable	39,422
Employee compensation and benefits	98,156
Debt due within one year	12,680
Deferred revenue	74,505
Accrued expenses and other current liabilities	31,031
Total current liabilities	255,794

Non-Current Liabilities
Postretirement, medical life and other benefits	45,255
Long-term debt	333,820
Other obligations	19,589
Total non-current liabilities	398,664

Net Liabilities Distributed to Tribune Publishing	$(19,347)
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
The Company’s consolidated financial statements for December 31, 2012 include the accounts of the Debtors and certain direct and indirect wholly-owned subsidiaries which had not filed petitions for relief under Chapter 11 of the Bankruptcy Code as of or subsequent to the Petition Date and were, therefore, not Debtors as of December 31, 2012.
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
Plan of Reorganization—In order to emerge from Chapter 11, a Chapter 11 plan that satisfies the requirements of the Bankruptcy Code and provides for emergence from bankruptcy as a going concern must be proposed and confirmed by a bankruptcy court. A plan of reorganization addresses, among other things, prepetition obligations, sets forth the revised capital structure of the newly-reorganized entities and provides for their corporate governance subsequent to emergence from court supervision under Chapter 11.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Debtors’ emergence from bankruptcy as a restructured company was subject to the consent of the Federal Communications Commission (the “FCC”) for the assignment of the Debtors’ FCC broadcast and auxiliary station licenses to the Reorganized Debtors. On April 28, 2010, the Debtors filed applications with the FCC to obtain FCC approval for the assignment of the FCC licenses from the Debtors as “debtors-in possession” to the Reorganized Debtors. On November 16, 2012, the FCC released a Memorandum Opinion and order (the “Exit Order”) granting the Company’s applications to assign its broadcast and auxiliary station licenses from the debtors-in-possession to the Company’s licensee subsidiaries. In the Exit Order, the FCC granted the Reorganized Debtors a permanent newspaper/broadcast cross-ownership waiver in the Chicago market, temporary newspaper/broadcast cross-ownership waivers in the New York, Los Angeles, Miami-Fort Lauderdale and Hartford-New Haven markets and two other waivers permitting common ownership of television stations in Connecticut and Indiana. See the “FCC Regulation” section of Note 13 for further information.
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
In connection with the Debtors’ emergence from Chapter 11, on the Effective Date and in accordance with and subject to the terms of the Plan, (i) the ESOP was deemed terminated in accordance with its terms, (ii) the unpaid principal and interest remaining on the promissory note of the ESOP in favor of the Company was forgiven, (iii) all of the Company’s $0.01 par value common stock held by the ESOP was canceled, including the 8,294,000 of the shares held by the ESOP that were committed for release or allocated to employees at December 30, 2012 (as further described below) and (iv) new shares of Reorganized Tribune Company were issued to shareholders who did not meet the necessary criteria to qualify as a subchapter S corporation shareholder. As a result, Reorganized Tribune Company converted from a subchapter S corporation to a C corporation under the IRC. See Note 14 for further information. On the Effective Date, the $37 million reported as common shares held by ESOP, net of unearned compensation, was eliminated and recorded as a direct adjustment to the Predecessor’s retained earnings (deficit) as part of the Successor’s adoption of fresh-start reporting. Furthermore, on the Effective Date the Predecessor Warrants (as defined and described below) were cancelled and the $225 million subordinated promissory note due December 20, 2018 (including accrued and unpaid interest) was terminated and extinguished. As a result of the cancellation of the Predecessor Warrants, the $255 million fair value attributed to the Predecessor Warrants was eliminated and recorded as a direct adjustment to the Predecessor’s retained earnings (deficit) on the Effective Date as part of the Successor’s adoption of fresh-start reporting. See Note 4 for additional information on the adoption of fresh-start reporting.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Distributions to Creditors: On the Effective Date (or as soon as practicable thereafter), (i) holders of allowed senior loan claims received approximately $2.9 billion in cash, approximately 98.2 million shares of Common Stock and Warrants (as defined and described below), plus interests in the Litigation Trust (as defined and described below), (ii) holders of allowed claims related to a $1.6 billion twelve-month bridge facility entered into on December 20, 2007 (the “Bridge Facility”) received a pro rata share of $65 million in cash (equal to approximately 3.98% of their allowed claim) plus interests in the Litigation Trust (as defined and described below), (iii) holders of allowed senior noteholder claims (including the fee claims of indenture trustees for the senior notes) received a pro rata share of either $431 million of cash or a “strip” of consideration consisting of 6.27% of the proceeds from a term loan facility (see the “Exit Financing Facilities” section of Note 10), common stock or warrants in Reorganized Tribune Company and cash (collectively, a “Strip”) (on average, equal to approximately 33.3% of their allowed claim) plus interests in the Litigation Trust (as defined and described below), (iv) holders of allowed other parent claims received either (a) cash or a Strip in an amount equal to approximately 35.18% of their allowed claim plus a pro rata share of additional cash or a Strip, as applicable, of approximately $2 million or (b) cash or a Strip in an amount equal to approximately 32.73% of their allowed claim plus a pro rata share of additional cash or a Strip, as applicable, of approximately $2 million plus interests in the Litigation Trust (as defined and described below), (v) holders of allowed general unsecured claims against the Debtors other than Tribune Company and convenience claims against Tribune Company received cash in an amount equal to 100% of their allowed claim, and (vi) holders of unclassified claims, priority non-tax claims and certain other secured claims received cash in an amount equal to 100% of their allowed claim. In the aggregate, Reorganized Tribune Company distributed approximately $3.516 billion of cash, approximately 100 million shares of Common Stock and Warrants (as defined and described below) with a fair value determined pursuant to the Plan of approximately $4.536 billion and interests in the Litigation Trust (as defined and described below). The cash distribution included the $727 million of restricted cash and cash equivalents and the proceeds from a term loan which was entered into on the Effective Date and subsequently extinguished in 2013 (see the “Exit Financing Facilities” section of Note 10). In addition, Reorganized Tribune Company transferred $187 million of cash to certain restricted accounts for the limited purpose of funding certain future claim payments and professional fees.

In addition, on the Effective Date, letters of credit issued under the Predecessor’s debtor-in-possession facility were replaced with new letters of credit under a new revolving credit facility and subsequently terminated. All allowed priority tax and non-tax claims and other secured claims not paid on the Effective Date and subsidiary interests were reinstated and allowed administrative expense claims will be paid in full when due.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

•
Registration Rights Agreement: On the Effective Date, Reorganized Tribune Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain entities related to AG (the “AG Group”), Oaktree Tribune, L.P., an affiliate of Oaktree (the “Oaktree Group”) and Isolieren Holding Corp., an affiliate of JPMorgan (the “JPM Group,” and each of the JPM Group, AG Group and Oaktree Group, a “Stockholder Group”) and certain other holders of Registrable Securities who become a party thereto. See Note 16 for further information.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

•
Exit credit facilities: On the Effective Date, Reorganized Tribune Company entered into a $1.100 billion secured term loan facility with a syndicate of lenders led by JPMorgan (the “Term Loan Exit Facility”), the proceeds of which were used to fund certain required distributions to creditors under the Plan. In addition, on the Effective Date, Reorganized Tribune Company, along with certain of its reorganized operating subsidiaries as additional borrowers, entered into a secured asset-based revolving credit facility of up to $300 million, subject to borrowing base availability, with a syndicate of lenders led by Bank of America, N.A., to fund ongoing operations. See the “Exit Financing Facilities” section of Note 10 for further information.

•
Settlement of certain causes of action related to the Leveraged ESOP Transactions: The Plan provided for the settlement of certain causes of action arising in connection with the Leveraged ESOP Transactions, against the lenders under the Credit Agreement, JPMorgan as administrative agent under the Credit Agreement, the agents, arrangers, joint bookrunner and other similar parties under the Credit Agreement, the lenders under the Bridge Facility and the administrative agent under the Bridge Facility. It also included a “Step Two/Disgorgement Settlement” of claims for disgorgement of prepetition payments made by the Predecessor on account of the debt incurred in connection with the closing of the second step of the Leveraged ESOP Transactions on December 20, 2007 against parties who elected to participate in such settlement. These settlements resulted in incremental recovery to creditors other than lenders under the Credit Agreement and the Bridge Facility of approximately $521 million above their “natural” recoveries absent such settlements.

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
Pursuant to the terms of the Plan, the Company is also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the Effective Date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 proceedings. As described above, on the Effective Date, Reorganized Tribune Company held restricted cash of $187 million which is estimated to be sufficient to satisfy such obligations. At December 31, 2015, restricted cash held by Reorganized Tribune Company to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, the Company would be required to satisfy the allowed claims from its cash on hand from operations.
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
The Appellants seek, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court, including the settlement of certain claims and causes of action related to the Leveraged ESOP Transactions that was embodied in the Plan (see above for a description of the terms and conditions of the confirmed Plan). WTC and the Zell Entity also sought to overturn determinations made by the Bankruptcy Court concerning the priority in right of payment of the PHONES and the subordinated promissory notes held by the Zell Entity and its permitted assignees, respectively. There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals. In January 2013, Reorganized Tribune Company filed a motion to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014, the Delaware District Court entered an order granting in part and denying in part the motion to dismiss. The effect of the order was to dismiss all of the appeals, with the exception of the relief requested by the Zell Entity concerning the priority in right of payment of the subordinated promissory notes held by the Zell Entity and its permitted assignees with respect to any state law fraudulent transfer claim recoveries from a Creditor Trust that was proposed to be formed under a prior version of the Plan, but was not formed under the Plan as confirmed by the Bankruptcy Court. The Delaware District Court vacated the Bankruptcy Court’s ruling to the extent it opined on that issue. On July 16,

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

2014, Aurelius, Law Debenture and Deutsche Bank timely appealed the Delaware District Court’s order to the U.S. Court of Appeals for the Third Circuit. On August 19, 2015, the Third Circuit affirmed the Delaware District Court’s dismissal of Aurelius’s appeal of the Confirmation Order. The Third Circuit, however, reversed the Delaware District Court’s dismissal of Law Debenture’s and Deutsche Bank’s appeals of the Confirmation Order, and remanded those appeals to the District Court for further proceedings on the merits. On September 11, 2015, the Third Circuit denied Aurelius’s petition for en banc review of the court’s decision and on January 11, 2016, Aurelius filed a petition for writ of certiorari to the U.S. Supreme Court. That petition remains pending. If the Appellants succeed on appeal, including on any appeal of the Third Circuit’s order, the Company’s financial condition may be adversely affected.
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

•
In the Merger, the Zell Entity received cash for the shares of the Predecessor’s common stock it had acquired pursuant to the Zell Entity Purchase Agreement and the Predecessor repaid the exchangeable promissory note held by the Zell Entity including approximately $6 million of accrued interest. In addition,

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

the Predecessor paid to the Zell Entity a total of $5 million in legal fee reimbursements, of which $3 million was previously paid following the Share Repurchase described above. Following the consummation of the Merger, the Zell Entity purchased, for an aggregate of $315 million, a $255 million subordinated promissory note at stated interest rate of 4.64% and a 15-year warrant (the “Predecessor Warrants”). For accounting purposes, the subordinated promissory note and 15-year warrant were recorded at fair value of $255 million based on the relative fair value method. The warrant entitled the Zell Entity to purchase 43,478,261 shares of the Predecessor’s common stock (subject to adjustment), which then represented approximately 40% of the economic equity interest in the Predecessor following the Merger (on a fully-diluted basis, including after giving effect to share equivalents granted under a new management equity incentive plan which is described in Note 17). The warrant had an initial aggregate exercise price of $500 million, increasing by $10 million per year for the first 10 years of the warrant, for a maximum aggregate exercise price of $600 million (subject to adjustment). Thereafter and prior to the Petition Date, the Zell Entity assigned minority interests in the initial subordinated promissory note and the warrant, totaling approximately $65 million of the aggregate principal amount of the subordinated promissory note and warrants to purchase 12,611,610 shares, to certain permitted assignees, including entities controlled by certain members of the Predecessor’s board of directors and certain senior employees of Equity Group Investments, LLC (“EGI”), an affiliate of the Zell Entity. The subordinated promissory notes, which included $10 million of payable-in-kind interest recorded in 2008, were included in liabilities subject to compromise in the Predecessor’s Consolidated Balance Sheet at December 30, 2012. On the Effective Date, in accordance with the terms of the Plan, the warrants were cancelled and the $225 million subordinated promissory notes (including accrued and unpaid interest) were terminated and extinguished.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In related actions, on December 19, 2011, the Zell Entity and related entities filed two lawsuits in Illinois state court alleging constructive fraudulent transfer against former shareholders of Tribune Company. These suits proposed to protect the Zell Entity’s right to share in any recovery from fraudulent conveyance actions against former shareholders. These actions were independent of the Litigation Trust Preserved Causes of Action. By order dated June 11, 2012, the MDL panel transferred one of the lawsuits to the NY District Court to be heard with the consolidated SLCFC Actions in the MDL proceedings, while the other was subsequently voluntarily dismissed.
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
The NY District Court presiding over the MDL proceedings held a case management conference on July 10, 2012 for the purpose of establishing the organizational structure of the cases, a schedule for motions to dismiss and discovery and other issues related to the administration of such proceedings, but otherwise stayed all other activity. On September 7, 2012, the NY District Court issued a case management order (“Master Case Order No. 3”) designating liaison counsel for the plaintiffs and various defendant groups and approved the formation of the executive committee for plaintiffs’ counsel and defendants’ counsel. In accordance with Master Case Order No. 3, counsel for the defendants filed motions to dismiss the SLCFC Actions based on certain statutory and jurisdictional defenses (the “Phase One Motions to Dismiss”). The plaintiffs filed their responses to the Phase One Motions to

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Dismiss on December 21, 2012. The NY District Court heard oral arguments on the Phase One Motions to Dismiss on May 23, 2013 and on May 29, 2013 issued an order denying certain of those motions in their entirety and reserving a decision on certain defenses raised by the defendants. On September 23, 2013, the NY District Court entered an order dismissing the SLCFC Actions (except for the one action, pending in California state court, which had not been transferred to the MDL) and the related action filed by the Zell Entity that was consolidated with the SLCFC Actions. The plaintiffs in the SLCFC Actions filed a notice of appeal of that order on September 30, 2013. The defendants’ liaison counsel filed a joint notice of cross-appeal of that order on behalf of all represented defendants on October 28, 2013. The U.S. Court of Appeals for the Second Circuit heard oral arguments on the appeals on November 5, 2014. The appeals remain pending. No appeal of the order was lodged by the Zell Entity.
On June 4, 2013, the Litigation Trustee sought leave from the NY District Court to amend the FitzSimons Complaint and the Committee Advisor Complaint. The NY District Court granted that request on July 22, 2013, and the FitzSimons Complaint was amended on August 2, 2013 and the Committee Advisor Complaint was amended on August 13, 2013. On November 20, 2013, the NY District Court issued a case management order (“Master Case Order No. 4”), which authorized the Litigation Trustee to continue the FitzSimons Complaint in accordance with a court-ordered protocol. Thereafter, pursuant to Master Case Order No. 4, the Litigation Trustee voluntarily dismissed the FitzSimons Complaint against certain former shareholder defendants who received less than $50,000 on account of their Tribune Company common stock in connection with the Leveraged ESOP Transactions. On February 28, 2014, the NY District Court entered an order establishing a second protocol pursuant to Master Case Order No. 4 (the “Joint Dismissal Protocol”) providing for the potential voluntary dismissal of certain defendants from the FitzSimons Complaint if the amounts such defendants received on account of their Tribune Company common stock in connection with the Leveraged ESOP Transactions were below certain thresholds. Pursuant to the Joint Dismissal Protocol, the Litigation Trustee voluntarily dismissed the FitzSimons Complaint against certain additional former shareholder defendants. On April 24, 2014, the NY District Court entered an order establishing a third protocol pursuant to Master Case Order No. 4 (the “Conduit Protocol”) providing for the potential voluntary dismissal of certain defendants from the FitzSimons Complaint if such defendants were “mere conduits” and not transferees of transfers to holders of Tribune Company common stock in connection with the Leveraged ESOP Transactions. Pursuant to the Conduit Protocol, the Litigation Trustee voluntarily dismissed the FitzSimons Complaint against certain defendants and eliminated certain transfer amounts listed in the FitzSimons Complaint for which the corresponding defendants were mere conduits. Also on April 24, 2014, the NY District Court entered an order establishing a schedule and procedures for defendants and the Litigation Trustee to brief additional motions to dismiss the FitzSimons Complaint and the Committee Advisor Complaint (the “Phase Two Motions to Dismiss”). Briefing on the first of the contemplated Phase Two Motions to Dismiss, which sought to dismiss Count I of the FitzSimons Complaint against all former shareholder defendants, was completed on or about July 3, 2014 and that motion remains under advisement with the NY District Court.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On March 23, 2009, the Debtors filed initial schedules with the Bankruptcy Court setting forth the assets and liabilities of the Debtors as of the Petition Date and Tribune CNLBC filed its initial schedules of assets and liabilities in October 2009 (as subsequently amended, the “Schedules of Assets and Liabilities”). The Schedules of Assets and Liabilities contain information identifying the Debtors’ executory contracts and unexpired leases, the creditors that may hold claims against the Debtors and the nature of such claims. On March 25, 2009, the Bankruptcy Court set June 12, 2009 as the general bar date, which was the final date by which most entities that wished to assert a prepetition claim against the Debtors were required to file a proof of claim in writing. On June 7, 2010, the Bankruptcy Court set July 26, 2010 as the general bar date for filing certain proofs of claim against Tribune CNLBC.
ASC Topic 852, “Reorganizations” requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business.
As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Additional claims were filed after the Effective Date, including to amend or supplement previously filed claims. Additional claims were also included in the Debtors’ respective Schedules of Assets and Liabilities which were filed with the Bankruptcy Court. Amounts and payment terms for these claims, if applicable, were established in the Plan. The filed proofs of claim asserted liabilities in excess of the amounts reflected in liabilities subject to compromise in the Predecessor’s Consolidated Balance Sheet at December 30, 2012 plus certain additional unliquidated and/or contingent amounts. During the Debtors’ Chapter 11 proceedings, the Debtors investigated the differences between the claim amounts recorded by the Debtors and claims filed by creditors. As of February 29, 2016, approximately 3,292 proofs of claim had been withdrawn or expunged as a result of the Debtors’ evaluation of the filed proofs of claim and their efforts to reduce and/or eliminate invalid, duplicative and/or over-stated claims. In addition, approximately 3,750 proofs of claim had been settled or otherwise satisfied pursuant to the terms of the Plan. However, as of February 29, 2016, 413 proofs of claim remain subject to further evaluation by Reorganized Tribune Company and further adjustments, of which 3 proofs of claim relate to Tribune Publishing Debtor cases and were assumed by Tribune Publishing in connection with the Publishing Spin-off. Adjustments may result from, among other things, negotiations with creditors, further orders of the Bankruptcy Court and, in certain instances, litigation. The ultimate amounts to be paid in settlement of each of these claims will continue to be subject to uncertainty for a period of time after the Effective Date. Although the allowed amount of these unresolved claims has not been determined, the Predecessor’s liabilities subject to compromise associated with these unresolved claims, if any, have been discharged upon emergence from Chapter 11 in exchange for the treatment outlined in the Plan.

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
Reorganization Items, Net—ASC Topic 852 requires that the financial statements for periods subsequent to the filing of the Chapter 11 Petitions distinguish transactions and events that are directly associated with the reorganization from the operations of the business. Accordingly, revenues, expenses (including professional fees), realized gains and losses, and provisions for losses directly associated with the reorganization and restructuring of the business are reported in reorganization items, net in the Successor’s and Predecessor’s Consolidated Statements of Operations included herein. Reorganization costs generally include provisions and adjustments to reflect the carrying value of certain prepetition liabilities at their estimated allowable claim amounts. Reorganization costs also include professional advisory fees and other costs directly associated with the Debtors’ Chapter 11 cases.
Reorganization items, net included in the Successor’s Consolidated Statements of Operations for each of the three years in the period ended December 31, 2015 and in the Predecessor’s Consolidated Statements of Operations for December 31, 2012 consisted of the following (in thousands):

	Successor			Predecessor
	2015	2014	2013	December 31, 2012
Reorganization costs, net:
Professional advisory fees	$270	$4,272	$13,515	$—
Contract rejections and claim settlements	222	575	(446)	—
Other	1,045	2,421	3,862	—
Total reorganization costs, net	1,537	7,268	16,931	—
Reorganization adjustments, net	—	—	—	(4,734,050)
Fresh-start reporting adjustments, net	—	—	—	(3,550,264)
Total reorganization items, net	$1,537	$7,268	$16,931	$(8,284,314)
As provided by the Bankruptcy Code, the Office of the United States Trustee for Region 3 (the “U.S. Trustee”) appointed an official committee of unsecured creditors (the “the Creditors’ Committee”) on December 18, 2008. Prior to the Effective Date, the Creditors’ Committee was entitled to be heard on most matters that came before the Bankruptcy Court with respect to the Debtors’ Chapter 11 cases. Among other things, the Creditors’ Committee consulted with the Debtors regarding the administration of the Debtors’ Chapter 11 cases, investigated matters relevant to the Chapter 11 cases, including the formulation of the Plan, advised unsecured creditors regarding the Chapter 11 cases, and generally performed any other services as were in the interests of the Debtors’ unsecured creditors. The Debtors were required to bear certain of the Creditors’ Committee’s costs and expenses, including those of their counsel and other professional advisors. Such costs are included in the Successor’s and Predecessor’s professional advisory fees. The appointment of the Creditors’ Committee terminated on the Effective Date, except with respect to the preparation and prosecution of the Creditors’ Committee’s requests for the payment of professional advisory fees and reimbursement of expenses, the evaluation of fee and expense requests of other parties, and the transfer of certain documents, information and privileges from the Creditors’ Committee to the Litigation Trust. Professional and advisory fees included in the above summary for 2013 also pertained to the post-emergence activities related to the implementation of the Plan and other transition costs attributable to the reorganization and the resolution of unresolved claims.
Other reorganization costs for 2015, 2014, 2013 and for December 31, 2012 pertained to administrative expenses directly related to the reorganization, including fees paid to the U.S. Trustee and the bankruptcy voting and claims administration agent.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company expects to continue to incur certain expenses pertaining to the Chapter 11 proceedings throughout 2016 and potentially in future periods. These expenses will include primarily professional advisory fees and other costs related to the resolution of unresolved claims.
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
Operating net cash outflows resulting from reorganization costs for 2015, 2014, and 2013 and for December 31, 2012 totaled $3 million, $8 million, $132 million and $74 million, respectively, and were principally for the payment of professional advisory fees and other fees in each year. All other items included in reorganization costs in 2015, 2014, and 2013 and for December 31, 2012 are primarily non-cash adjustments.
The Predecessor’s Consolidated Statement of Operations for December 31, 2012 included other reorganization items totaling $8.284 billion before taxes ($7.214 billion after taxes) arising from reorganization and fresh-start reporting adjustments, exclusive of a $104 million loss reflected in income (loss) from discontinued operations, net of taxes. Reorganization adjustments, which were recorded to reflect the settlement of prepetition liabilities and changes in the Predecessor’s capital structure arising from the implementation of the Plan, resulted in a net reorganization gain of $4.734 billion before taxes ($4.552 billion after taxes), exclusive of a $9 million loss reflected in income (loss) from discontinued operations, net of taxes. Fresh-start reporting adjustments, which were recorded as a result of the adoption of fresh-start reporting as of the Effective Date in accordance with ASC Topic 852, resulted in a net gain of $3.550 billion before taxes ($2.662 billion after taxes), exclusive of a $95 million loss reflected in income (loss) from discontinued operations, net of taxes. The net gain resulted primarily from adjusting the Predecessor’s net carrying values for certain assets and liabilities to their fair values in accordance with ASC Topic 805, “Business Combinations,” recording related adjustments to deferred income taxes and eliminating the Predecessor’s accumulated other comprehensive income (loss) as of the Effective Date. See Note 4 for additional information regarding these other reorganization items.
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
The adoption of fresh-start reporting by Reorganized Tribune Company resulted in a new reporting entity for financial reporting purposes reflecting the Successor’s capital structure and with no beginning retained earnings (deficit) as of the Effective Date. Any presentation of the Company’s consolidated financial statements as of and for periods subsequent to the Effective Date represents the financial position, results of operations and cash flows of a new reporting entity and will not be comparable to any presentation of the Predecessor’s consolidated financial statements as of and for periods prior to the Effective Date, and the adoption of fresh-start reporting. The accompanying consolidated financial statements as of and for the year ended December 30, 2012 have not been adjusted to reflect any changes in the Predecessor’s capital structure as a result of the Plan nor have they been adjusted to reflect any changes in the fair value of assets and liabilities as a result of the adoption of fresh-start reporting.
In accordance with ASC Topic 852, the Predecessor’s Consolidated Statement of Operations for December 31, 2012 includes only (i) reorganization adjustments which resulted in a net gain of $4.734 billion before taxes ($4.552 billion after taxes), exclusive of a $9 million loss reflected in income (loss) from discontinued operations, net of taxes and (ii) fresh-start reporting adjustments which resulted in a net gain of $3.550 billion before taxes ($2.662

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

billion after taxes), exclusive of a $95 million loss reflected in income (loss) from discontinued operations, net of taxes. These adjustments are further summarized and described below. The Predecessor’s Consolidated Statements of Operations and Cash Flows for December 31, 2012 exclude the results of operations and cash flows arising from the Predecessor’s business operations on December 31, 2012. Because the Predecessor’s December 31, 2012 results of operations and cash flows were not material, the Company elected to report them as part of Reorganized Tribune Company’s results of operations and cash flows for the first quarter of 2013.
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
Methodology, Analysis and Assumptions—The comparable company valuation analysis methodology estimates the enterprise value of a company based on a relative comparison with publicly traded companies with similar operating and financial characteristics to the subject company. Under this methodology, the Company’s financial advisor determined a range of multiples of revenues and earnings before interest, taxes, depreciation and amortization (“EBITDA”) to calculate the enterprise values of the Company’s publishing and broadcasting segments. The DCF analysis is a forward-looking enterprise valuation methodology that estimates the value of an asset or business by calculating the expected future cash flows to be generated by that asset or business. Under this methodology, projected future cash flows are discounted by the enterprise’s weighted average cost of capital (“WACC”). The WACC reflects the estimated blended rate of return that would be required by debt and equity investors to invest in the enterprise based on its capital structure. Utilizing the DCF analysis, the enterprise values of the Company’s publishing and broadcasting segments were determined by calculating the present value of the projected unlevered after-tax free cash flows through 2015 plus an estimate for the value of each segment for the period beyond 2015 known as the terminal value. The terminal value was derived by either applying a multiple to the projected EBITDA for the final year of the projection period (2015) or capitalizing the projected unlevered after-tax free cash flow in the same projection period using the WACC and an assumed perpetual growth rate, discounted back to the valuation date using the WACC, as appropriate. The precedent transactions valuation methodology is based on the enterprise values of companies involved in public merger and acquisition transactions that have operating and financial characteristics similar to the subject company. Under this methodology, the enterprise value is determined by an analysis of the consideration paid and the debt assumed in the identified merger and acquisition transactions and is usually expressed as a multiple of revenues or EBITDA. Utilizing this analysis, the Company’s financial advisor determined a range of multiples of EBITDA for the trailing 12 months from the measurement date

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

to calculate the enterprise value for the Company’s broadcasting segment. The precedent transactions valuation methodology was not used for the Company’s publishing segment due to the lack of relevant transactions.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(1)
Reflects adjustments arising from implementation of the Plan, including the settlement of prepetition liabilities, the transfer of cash to certain restricted accounts for the limited purpose of funding certain claim payments and professional fees, the cancellation of the Company’s existing common stock and stock purchase warrants and distributions of cash and issuance of Common Stock and Warrants to its creditors. The Predecessor’s Consolidated Statement of Operations for December 31, 2012 includes a net pretax gain of $4.739 billion ($4.543 billion after taxes), including a $5 million gain ($9 million loss after taxes) recorded in income (loss) from discontinued operations, net of taxes, to reflect these changes in the Predecessor’s capital structure arising from the implementation of the Plan and is comprised of the following adjustments (in thousands):

Liabilities subject to compromise on the Effective Date	$13,049,204
Less: Liabilities assumed and reinstated on the Effective Date	(169,513)
Less: Liabilities for prepetition claims to be settled subsequent to the Effective Date and other adjustments	(50,488)
Liabilities subject to compromise and settled on the Effective Date	12,829,203
Less: Cash distributions on settled claims	(3,515,996)
Less: Issuance of Common Stock and Warrants	(4,536,000)
Gain on settlement of liabilities subject to compromise	4,777,207
Less: Valuation allowance on non-interest bearing loan to the Litigation Trust	(20,000)
Less: Professional advisory fees incurred due to emergence from Chapter 11	(14,136)
Less: Other reorganization adjustments, net	(4,372)
Total reorganization adjustments before taxes	4,738,699
Less: Income taxes on reorganization adjustments	(195,400)
Net reorganization gain after taxes (1)	$4,543,299

(1)	Net reorganization gain after taxes includes a $9 million loss reflected in income (loss) from discontinued operations, net of taxes.
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
In the aggregate, Reorganized Tribune Company settled $12.829 billion of liabilities subject to compromise for approximately $3.516 billion of cash, approximately 100 million shares of Common Stock and Warrants with a fair value determined pursuant to the Plan of $4.536 billion and interests in the Litigation Trust. This resulted in a pretax gain on settlement of liabilities subject to compromise of $4.777 billion. The cash distributed included $727 million that was classified as restricted cash and cash equivalents in the Predecessor’s Consolidated Balance Sheet at December 30, 2012 and the proceeds from a term loan (see Note 10). In addition, Reorganized Tribune Company transferred $187 million of cash to restricted accounts for the limited purpose of funding certain future claim payments and professional fees. At December 31, 2015, restricted cash held by Reorganized Tribune Company to satisfy the remaining claim obligations was $18 million.

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
Income taxes attributable to the reorganization totaled $195 million, of which $14 million is included in income (loss) from discontinued operations, net of taxes, and principally related to Reorganized Tribune Company’s conversion from a subchapter S corporation to a C corporation under the IRC as well as the income tax treatment of the implementation of the Plan on the Effective Date, including the cancellation of certain prepetition liabilities (see Note 14 for additional information).

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(5)
On the Effective Date, Reorganized Tribune Company entered into a $1.100 billion secured term loan facility, the proceeds of which were used to fund certain required distributions to creditors under the Plan. The secured term loan facility was issued at a discount of 1% of the principal balance totaling $11 million. See the “Exit Financing Facilities” section of Note 10 for further information related to the secured term loan facility.

The following table summarizes the amounts included in the Successor’s Consolidated Balance Sheet as of December 31, 2012 related to the secured term loan facility (in thousands):

Current portion of term loan:
Portion due within one year	$8,250
Less: Current portion of debt discount	(1,407)
Current portion of term loan	$6,843

Non-current portion of term loan:
Issuance of term loan	$1,100,000
Less: Debt discount of 1%	(11,000)
Less: Current portion of term loan	(6,843)
Non-current portion of term loan	$1,082,157
Prior to the Effective Date, the Predecessor incurred transaction costs totaling $4 million in connection with the Exit Financing Facilities (as defined and described in Note 10). These costs were classified in other assets in the Predecessor’s Consolidated Balance Sheet at December 30, 2012. On the Effective Date, Reorganized Tribune Company incurred additional transaction costs totaling $12 million upon the closing of the Exit Financing Facilities. The Company’s combined transaction costs as of the Effective Date, aggregating $16 million, were scheduled to be amortized to interest expense by Reorganized Tribune Company over the expected terms of the Exit Financing Facilities. On December 27, 2013, the Exit Financing Facilities were extinguished in connection with the Local TV Acquisition (see Notes 5 and 10). As a result, unamortized transaction costs totaling $7 million relating to lenders whose portion of the borrowings under the Exit Financing Facilities was deemed extinguished were written off and included in loss on extinguishment of debt in Reorganized Tribune Company’s Consolidated Statement of Operations for the year ended December 29, 2013.

(6)
The Predecessor’s Consolidated Statement of Operations for December 31, 2012 includes certain adjustments recorded as a result of the adoption of fresh-start reporting in accordance with ASC Topic 852 as of the Effective Date. These fresh-start reporting adjustments resulted in a net pretax gain of $3.372 billion ($2.567 billion after taxes), including a loss of $178 million ($95 million after taxes) reflected in income (loss) from discontinued operations, net of taxes, and primarily resulted from adjusting the Predecessor’s recorded values for certain assets and liabilities to fair values in accordance with ASC Topic 805, recording related adjustments to deferred income taxes, and eliminating the Company’s accumulated other comprehensive income (loss) as of the Effective Date.

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

(1) Net gain from fresh-start reporting adjustments after taxes includes a $95 million loss reflected in income (loss) from discontinued operations, net of taxes.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Accumulated Other Comprehensive Income (Loss)—As indicated above, amounts included in the Predecessor’s accumulated other comprehensive income (loss) at December 30, 2012 were eliminated. As a result, the Company recorded $1.104 billion of previously unrecognized cumulative pretax losses in reorganization items, net and a related income tax benefit of $169 million in the Predecessor’s Consolidated Statement of Operations for December 31, 2012, exclusive of $27 million reflected in income (loss) from discontinued operations, net of taxes.

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
NOTE 5: ACQUISITIONS
2015 Acquisitions
In May 2015, the Company completed the acquisitions of all issued and outstanding equity interests in Infostrada Statistics B.V. (“Infostrada Sports”), SportsDirect Inc. (“SportsDirect”) and Covers Media Group (“Covers”). In conjunction with these acquisitions, the Company launched Gracenote Sports, which is a part of the Digital and Data segment’s product offerings. Infostrada Sports and SportsDirect provide the Company with in-depth sports data, including schedules, scores, play-by-play statistics, as well as team and player information for the major professional leagues around the world, including the National Football League, Major League Baseball, National Basketball Association, National Hockey League, European Football League, and the Olympics. Covers is the operator of Covers.com, a North American online sports gaming destination for scores, odds and matchups, unique editorial analysis, and industry news coverage. In May 2015, the Company also completed an acquisition of all issued and outstanding equity interests in Enswers Inc. (“Enswers”), a leading provider of automatic content recognition technology and systems based in South Korea, which expanded the Digital and Data segment’s product offerings. The total acquisition price for Infostrada Sports, SportsDirect, Covers and Enswers was $70 million, net of cash acquired.
The purchase prices for the above acquisitions were allocated to the tangible and intangible assets acquired and liabilities assumed. The excess of the fair values and the related deferred taxes were allocated to goodwill, which

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

will not be deductible for tax purposes due to the acquisitions being stock acquisitions. In connection with these acquisitions, the Company incurred a total of $3 million of transaction costs, which were recorded in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.
The total purchase price for the Infostrada Sports, SportsDirect, Covers and Enswers acquisitions assigned to the acquired assets and assumed liabilities of these companies is as follows (in thousands):

Consideration:
Cash	$71,768
Less: cash acquired	(1,919)
Net cash	$69,849

Allocated Fair Value of Acquired Assets and Assumed Liabilities:
Restricted cash and cash equivalents	$404
Accounts receivable and other current assets	2,481
Property and equipment	805
Deferred tax assets	3,816
Other long term assets	157
Intangible assets subject to amortization
Customer relationships (useful lives of 6 to 16 years)	17,000
Content databases (useful lives of 10 to 16 years)	13,900
Technologies (useful lives 4 to 10 years)	6,900
Trade name and trademarks (useful life of 15 years)	5,200
Non-competition agreement (useful life 5 years)	1,100
Accounts payable and other current liabilities	(1,507)
Deferred revenue	(339)
Deferred tax liabilities	(10,097)
Other liabilities	(477)
Total identifiable net assets	39,343
Goodwill	30,506
Total net assets acquired	$69,849
The allocation presented above is based upon management’s estimate of the fair values using income, cost, and market approaches. In estimating the fair value of acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates and estimated discount rates. The definite-lived intangible assets will be amortized over a total weighted average period of 12 years that include weighted average periods of 11 years for customer relationships, 14 years for content databases, 8 years for technologies, 15 years for trade name and trademarks, and 5 years for non-competition agreements. The acquired property and equipment will be depreciated on a straight-line basis over the respective estimated remaining useful lives. Goodwill is calculated as the excess of the consideration transferred over the fair value of the identifiable net assets acquired and represents the future economic benefits expected to arise from other intangible assets acquired that do not qualify for separate recognition, including assembled workforce, and noncontractual relationships, as well as expected future cost and revenue synergies.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Baseline Acquisition
On August 29, 2014, the Company completed an acquisition of all of the outstanding and issued limited liability company interests of Baseline, LLC (“Baseline”) for $49 million in cash. Baseline is a provider of film and television information and related services with movie and TV databases featuring information for more than 300,000 movie and TV projects, information on nearly 1.5 million TV and film professionals, and foreign and domestic box office data. Baseline’s licensed data powers video search and discovery features, and TV Everywhere apps for leading satellite operators, on-demand movie services, Internet companies and on-line streaming providers. Additionally, Baseline’s subscription-based content delivery platform, The Studio System, is used by major Hollywood studios, production companies and talent agencies as a primary source of business intelligence. Baseline expands the reach of the Company’s Digital and Data segment into the studio and TV network communities with data and services geared towards entertainment industry professionals. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed. The excess of the fair values was allocated to goodwill.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
What’s ON Acquisition
On July 4, 2014, the Company completed an acquisition of all of the outstanding and issued equity interests of What’s On India Media Private Limited (“What’s ON”) for a purchase price of $27 million, consisting of $21 million net initial cash consideration and $6 million recorded as the net present value (“NPV”) of additional deferred payments. The acquisition of What’s ON may also include additional payments in 2016 to selling management shareholders totaling up to $4 million which will be accounted for as compensation expense as the payments are earned, in accordance with ASC Topic 805. In the second quarter of 2015, the Company made a payment of $4 million to selling management shareholders pursuant to the above arrangements. The Company expects to make the final additional payment in 2016. What’s ON expands the reach of the Company’s Digital and Data segment in the television search and Electronic Program Guide (“EPG”) markets as What’s ON is a leading television search and EPG data provider for India and the Middle East. As of the date of the acquisition, What’s ON offered EPG data and TV search products for 16 countries, including India, United Arab Emirates, Saudi Arabia, Jordan, Egypt, Qatar, Bahrain, Indonesia, Kenya and Sri Lanka, across 1,600 television channels and helps power more than 58 million set-top boxes through the region’s top cable and Internet protocol television services. The $27 million purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed. The excess of the fair values and the related deferred taxes was allocated to goodwill, which will not be deductible for tax purposes due to the acquisition being a stock acquisition.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Gracenote Acquisition
On January 31, 2014, the Company completed an acquisition of all of the issued and outstanding equity interests in Gracenote, Inc. (“Gracenote”) for $158 million, net of cash acquired. Gracenote, a global leader in digital entertainment data, maintains and licenses data, products and services to businesses that enable their end users to discover analog and digital media on virtually any device. The Gracenote acquisition expands the reach of the Company’s Digital and Data segment into new growth areas, including streaming music services, mobile devices and automotive infotainment. Gracenote is a leading provider of music recognition technology and is supported by the industry’s largest source of music and video data. The purchase price was allocated to the tangible and intangible assets acquired and liabilities assumed. The excess of the fair values and the related deferred taxes was allocated to goodwill, which will not be deductible for tax purposes due to the acquisition being a stock acquisition.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
2013 Acquisitions
Local TV Acquisition
On December 27, 2013, pursuant to a securities purchase agreement dated as of June 29, 2013, the Company acquired all of the issued and outstanding equity interests in Local TV for $2.816 billion in cash (the “Local TV Acquisition”), net of certain final adjustments, principally funded by the Company’s Secured Credit Facility (see Note 10). As a result of the Local TV Acquisition, the Company became the owner of 16 television stations, including seven FOX television affiliates in Denver, Cleveland, St. Louis, Kansas City, Salt Lake City, Milwaukee and High Point/Greensboro/Winston-Salem; four CBS Corporation (“CBS”) television affiliates in Memphis, Richmond, Huntsville and Fort Smith; one American Broadcasting Company (“ABC”) television affiliates in Davenport/Moline; two National Broadcasting Company (“NBC”) television affiliates in Des Moines and Oklahoma City; and two independent television stations in Fort Smith and Oklahoma City.
Concurrent with the Local TV Acquisition, pursuant to an asset purchase agreement dated as of July 15, 2013, between the Company, an affiliate of Oak Hill Capital Partners and Dreamcatcher, an entity formed in 2013 specifically to comply with FCC cross-ownership rules related to the Local TV Acquisition, Dreamcatcher acquired the FCC licenses and certain other assets and liabilities of Local TV’s television stations WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA, and WNEP-TV, Scranton, PA (collectively the “Dreamcatcher Stations”) for $27 million (collectively, the “Dreamcatcher Transaction”). The Dreamcatcher Transaction was funded by the Dreamcatcher Credit Facility which the Company has guaranteed (see Note 10). The Company provides certain services to support the operations of the Dreamcatcher Stations, but, in compliance with FCC regulations, Dreamcatcher has responsibility for and control over programming, finances, personnel and operations of the Dreamcatcher Stations.

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

(1)
As further described in Note 10, on December 27, 2013, the Company deposited $202 million with the Trustee together with irrevocable instructions to apply the deposited money to the full repayment of the Senior Toggle Notes. The Senior Toggle Notes were fully repaid on January 27, 2014 through the use of the deposited funds held by the Trustee, including amounts owed to the Company’s subsidiary.

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
Dreamcatcher—Dreamcatcher was formed in 2013 specifically to comply with FCC cross-ownership rules related to the Local TV Acquisition. On December 27, 2013, Dreamcatcher acquired the FCC licenses, retransmission consent agreements, network affiliation agreements, contracts for broadcast rights and selected personal property (including transmitters, antennas and transmission lines) of the Dreamcatcher Stations for $27 million, funded by borrowings under the Dreamcatcher Credit Agreement (see Note 10). In connection with Dreamcatcher’s operation of the Dreamcatcher Stations, the Company entered into shared services agreements (“SSAs”) with Dreamcatcher pursuant to which it provides technical, promotional, back-office, distribution and limited programming services to the Dreamcatcher Stations in exchange for the Company’s right to receive certain payments from Dreamcatcher after satisfaction of operating costs and debt obligations. Pursuant to the SSAs, Dreamcatcher is guaranteed a minimum annual cumulative net cash flow of $0.2 million. The Company’s consolidated financial statements as of and for the years ended December 31, 2015, December 28, 2014 and December 29, 2013 include the results of operations and the financial position of Dreamcatcher, a fully-consolidated VIE. For financial reporting purposes, Dreamcatcher is considered a VIE as a result of (1) shared service agreements that the Company has with the Dreamcatcher Stations, (2) the Company’s guarantee of the obligations incurred under the Dreamcatcher Credit Facility (see Note 10), (3) the Company having power over significant activities affecting Dreamcatcher’s economic performance, and (4) purchase option granted by Dreamcatcher which permits the Company to acquire the assets and assume the liabilities of each Dreamcatcher Station at any time, subject to FCC’s consent and other conditions described below. The purchase option is freely exercisable or assignable by the Company without consent or approval by Dreamcatcher or its members for consideration equal to the total outstanding balance of debt guaranteed by the Company, plus a fixed escalation fee. Substantially all of Dreamcatcher’s assets, except for its FCC licenses, collateralize its secured debt obligations under the Dreamcatcher Credit Facility and is guaranteed by the Company.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Net revenues of the Dreamcatcher stations included in the Company’s Consolidated Statements of Operations for the year ended December 31, 2015 and December 28, 2014 were $65 million and $67 million, respectively, and operating profit was $12 million and $13 million, respectively. Dreamcatcher’s operating results are not material to the Company as a whole for the year ended December 29, 2013. The Company’s Consolidated Balance Sheet as of December 31, 2015 and December 28, 2014 includes the following assets and liabilities of the Dreamcatcher stations (in thousands):

	December 31, 2015	December 28, 2014
Property, plant and equipment, net	$371	$999
Broadcast rights	2,748	2,869
Other intangible assets, net	92,970	103,500
Other assets	111	124
Total Assets	$96,200	$107,492

Debt due within one year	$4,037	$4,034
Contracts payable for broadcast rights	3,016	6,552
Long-term debt	14,831	19,880
Other liabilities	55	157
Total Liabilities	$21,939	$30,623
Other Acquisitions
The Company’s other acquisitions in 2014 and 2013 were not significant. The results of the other acquired companies and the related transaction costs were not material to the Company’s consolidated financial statements in each respective period and were included in the Consolidated Statements of Operations since their respective dates of acquisition. Information for acquisitions made in 2014 and 2013 (excluding those listed above) is as follows (in thousands):

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

On May 7, 2014, the Company acquired the remaining 50% outstanding general partnership interests of McClatchy/Tribune Information Services (“MCT”) from McClatchy News Services, Inc. and The McClatchy Company (collectively, “McClatchy”) for $1 million in cash and non-cash consideration for future services with an estimated fair value of $4 million. The fair value of acquired interests was based upon management’s estimate of the fair values using the income approach. In estimating the fair value of the acquired assets and assumed liabilities, the fair value estimates are based on, but not limited to, expected future revenue and cash flows, expected future growth rates, and estimated discount rates. Prior to May 7, 2014, the Company accounted for its 50% interest in MCT as an equity method investment. In accordance with ASC Topic 805, the Company’s preexisting equity interest was remeasured to its estimated fair value of $3 million using the income valuation approach and the Company recognized a gain of $1 million which is reflected in discontinued operations in the Consolidated Statements of Operations for the year ended December 28, 2014.
NOTE 6: CHANGES IN OPERATIONS AND NON-OPERATING ITEMS
Employee Reductions—The Company identified reductions in its staffing levels of approximately 105 positions in 2015, 230 positions in 2014 and 60 positions in 2013. The Company recorded pretax charges for severance and related expenses totaling $6 million in 2015 ($2 million at Television and Entertainment, $1 million at Digital and Data and $3 million at Corporate and Other), $7 million in 2014 ($2 million at Television and Entertainment, $4 million at Digital and Data and $1 million at Corporate and Other) and $3 million in 2013 ($2 million at Television and Entertainment, $0.3 million at Digital and Data and $1 million at Corporate and Other). These charges are included in selling, general and administrative expenses in the Consolidated Statements of Operations.
Severance and related expenses included in income (loss) from discontinued operations, net of taxes totaled $6 million and $17 million in 2014 and 2013, respectively.
The accrued liability for severance and related expenses is reflected in employee compensation and benefits in the Company’s Consolidated Balance Sheets and was $4 million and $3 million at December 31, 2015 and December 28, 2014, respectively.
Changes to the accrued liability for severance and related expenses were as follows (in thousands):

Balance at December 29, 2013	$11,640
Additions	12,176
Payments	(15,895)
Liability distributed in Publishing Spin-Off	(5,308)
Balance at December 28, 2014	$2,613
Additions	5,943
Payments	(4,103)
Balance at December 31, 2015	$4,453

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Non-Operating Items—Non-operating items for 2015, 2014 and 2013 are summarized as follows (in thousands):

	2015	2014	2013
Loss on extinguishment of debt	$(37,040)	$—	$(28,380)
Gain on investment transactions, net	12,173	372,485	150
Other non-operating gain (loss), net	8,140	(4,804)	(1,492)
Total non-operating items	$(16,727)	$367,681	$(29,722)
Non-operating items in 2015 included a $37 million pretax loss on the extinguishment of the Former Term Loan Facility (as defined and described in Note 10), which includes the write-off of unamortized debt issuance costs and discounts. See Note 10 for further information on the extinguishment of the Former Term Loan Facility. Gain on investment transactions, net in 2015 included a pretax gain of $8 million for an additional cash distribution from CV pursuant to the collection of a contingent receivable subsequent to the Company’s sale of its interest in CV and a pretax gain of $3 million on the sale of the Company’s 3% interest in NHLLC on September 2, 2015. See Note 9 for further information on the additional cash distribution from CV and the sale of NHLLC. Other non-operating items in 2015 included a $9 million favorable workers’ compensation reserve adjustment related to businesses divested by the Company in prior years and a $2 million non-cash pretax charge to write off a convertible note receivable resulting from a decline in the fair value of the convertible note receivable that the Company determined to be other than temporary. The convertible note receivable constitutes a nonfinancial asset measured at fair value on a nonrecurring basis in the Company’s Consolidated Balance Sheet and is classified as Level 3 assets in the fair value hierarchy’s established under ASC Topic 820, “Fair Value Measurement and Disclosures.” See Note 11 for a description of the hierarchy’s three levels.
Non-operating items in 2014 included a pretax gain of $372 million on the sale of the Company’s 27.8% interest in CV on October 1, 2014. The Company’s portion of the proceeds from the transaction was $686 million, of which $28 million was held in escrow and paid in the fourth quarter of 2015. See Note 9 for further information on the sale of CV. Other non-operating loss in 2014 included a $3 million non-cash pretax charge to write down convertible notes receivable related to one of the Company’s equity method investments. This write-down resulted from declines in the fair value of the convertible notes receivable that the Company determined to be other than temporary. The convertible notes receivable constitute nonfinancial assets measured at fair value on a nonrecurring basis in the Company’s Consolidated Balance Sheet and are classified as Level 3 assets in the fair value hierarchy’s established under ASC Topic 820. See Note 11 for a description of the hierarchy’s three levels.
Non-operating items in 2013 included a $28 million pretax loss on the extinguishment of the Exit Financing Facilities (as defined and described in Note 10), which includes the write-off of unamortized debt issuance costs and discounts of $17 million and a prepayment premium of $11 million. See Note 10 for further information on the extinguishment of the Exit Financing Facilities.
NOTE 7: ASSETS HELD FOR SALE AND SALES OF REAL ESTATE
Assets Held for Sale—Assets held for sale consisted of the following (in thousands):

	December 31, 2015	December 28, 2014
Real estate	$206,422	$5,645
During the third quarter of 2015, the Company began the process of marketing the north block of its Los Angeles Times Square property located in Los Angeles, CA which has an aggregate carrying value of $41 million for land, building and improvements. On December 28, 2015, the Company entered into an agreement to sell the property which is subject to certain adjustments and customary closing conditions. There can be no assurance that

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

such sale will be completed in a timely manner or at all. In the fourth quarter of 2015, the Company began the process to sell one of its properties, Tribune Tower, located in Chicago, IL. Tribune Tower has an aggregate carrying value of $107 million for land, building and improvements. Additionally, as of December 31, 2015, the Company was in the process of selling a production facility located in Los Angeles, CA leased to Tribune Publishing with a carrying value of $58 million. The combined net carrying value of $206 million for the properties held for sale is included in assets held for sale in the Company’s Consolidated Balance Sheet at December 31, 2015. In the fourth quarter of 2015, the Company identified several properties that it expects to place on the market in 2016. Although these properties did not meet all conditions to be classified as held for sale as of December 31, 2015, the Company was required to assess the properties for impairment pursuant to ASC Topic 360 due to management’s expectation that it is more likely than not that properties will be held for sale in 2016. As a result of this assessment, the Company recorded an impairment charge of $7 million related to certain properties that is included in selling, general and administrative expenses.
As of December 28, 2014, the Company was in the process of selling three idle properties located in Bel Air, MD, Newport News, VA and Portsmouth, VA, which had an aggregate carrying value of land, building and improvements of $6 million. In 2014, the Company recorded impairment charges totaling $4 million to write down the value of properties held for sale to their estimated fair value, less the expected selling costs.
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
During 2015, the Company sold Bel Air, MD and Newport News, VA properties for net proceeds of approximately $5 million and recorded a net loss of less than $1 million that is included in selling, general and administrative expenses.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 8: GOODWILL, OTHER INTANGIBLE ASSETS AND INTANGIBLE LIABILITIES
Goodwill and other intangible assets consisted of the following (in thousands):

	December 31, 2015			December 28, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization (1)
Affiliate relationships (useful life of 16 years)	$212,000	$(39,750)	$172,250	$212,000	$(26,500)	$185,500
Advertiser relationships (useful life of 8 years)	168,000	(63,000)	105,000	168,000	(42,000)	126,000
Network affiliation agreements (useful life of 5 to 16 years)	362,000	(92,113)	269,887	362,000	(50,485)	311,515
Retransmission consent agreements (useful life of 7 to 12 years)	830,100	(196,955)	633,145	830,100	(106,897)	723,203
Other customer relationships (useful life of 3 to 16 years)	114,827	(23,315)	91,512	99,528	(12,632)	86,896
Content Databases (useful lives of 5 to 16)	134,299	(23,623)	110,676	122,400	(13,001)	109,399
Other technology (useful life of 4 to 10 years)	47,011	(9,733)	37,278	41,385	(4,022)	37,363
Trade names and trademarks (useful life of 3 to 15 years)	13,853	(1,625)	12,228	9,300	(597)	8,703
Other (useful life of 3 to 11 years)	16,337	(5,514)	10,823	10,770	(2,955)	7,815
Total	$1,898,427	$(455,628)	1,442,799	$1,855,483	$(259,089)	1,596,394
Other intangible assets not subject to amortization
FCC licenses			782,600			786,600
Trade name			14,800			14,800
Total other intangible assets, net			2,240,199			2,397,794
Goodwill
Television and Entertainment			3,220,300			3,601,300
Digital and Data			341,512			316,836
Total goodwill			3,561,812			3,918,136
Total goodwill and other intangible assets			$5,802,011			$6,315,930

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The changes in the carrying amounts of intangible assets during the years ended December 31, 2015 and December 28, 2014 were as follows (in thousands):

	Television and Entertainment	Digital and Data	Discontinued Operations	Total
Other intangible assets subject to amortization
Balance as of December 29, 2013	$1,551,599	$103,062	$28,682	$1,683,343
Acquisitions (1)	—	161,900	17,009	178,909
Amortization (2)	(198,441)	(21,255)	(4,191)	(223,887)
Balance sheet reclassifications (3)	(291)	—	—	(291)
Distributed in Publishing Spin-off	—	—	(41,500)	(41,500)
Foreign currency translation adjustment	—	(180)	—	(180)
Balance as of December 28, 2014	$1,352,867	$243,527	$—	$1,596,394
Acquisitions (1)	—	49,100	—	49,100
Amortization (2)	(167,321)	(29,314)	—	(196,635)
Balance sheet reclassifications (3)	(331)	—	—	(331)
Foreign currency translation adjustment	—	(5,729)	—	(5,729)
Balance as of December 31, 2015	$1,185,215	$257,584	$—	$1,442,799

Other intangible assets not subject to amortization
Balance as of December 29, 2013	$801,400	$—	$31,800	$833,200
Distributed in Publishing Spin-off	—	—	(31,800)	(31,800)
Balance as of December 28, 2014	$801,400	$—	$—	$801,400
Impairment charge	(4,000)	—	—	(4,000)
Balance as of December 31, 2015	$797,400	$—	$—	$797,400

Goodwill
Balance as of December 29, 2013	$3,601,300	$198,565	$15,331	$3,815,196
Acquisitions (1)	—	118,378	20,119	138,497
Distributed in Publishing Spin-off	—	—	(35,450)	(35,450)
Foreign currency translation adjustment	—	(107)	—	(107)
Balance as of December 28, 2014	$3,601,300	$316,836	$—	$3,918,136
Acquisitions (1)	—	30,616	—	30,616
Foreign currency translation adjustment	—	(5,940)	—	(5,940)
Impairment charge	(381,000)	—	—	(381,000)
Balance as of December 31, 2015	$3,220,300	$341,512	$—	$3,561,812
Total goodwill and other intangible assets as of December 31, 2015	$5,202,915	$599,096	$—	$5,802,011

(1)
Acquisitions include the purchase of certain intellectual property on July 1, 2015 for $5 million which will be amortized over a three year period. See Note 5 for additional information regarding other acquisitions.

(2)
Amortization of intangible assets includes $1 million related to lease contract intangible assets and is recorded in cost of sales or selling, general and administrative expense, if applicable, in the Consolidated Statements of Operations.

(3)	Represents net reclassifications which are reflected as an increase to broadcast rights assets in the Consolidated Balance Sheets at December 31, 2015 and December 28, 2014.

As described in Note 4, the Company recorded contract intangible liabilities totaling $227 million in connection with the adoption of fresh-start reporting on the Effective Date. Of this amount, approximately $226 million was related to contracts for broadcast rights programming not yet available for broadcast. In addition, the Company recorded $9 million of intangible liabilities related to contracts for broadcast rights programming in connection with the Local TV Acquisition on December 27, 2013 (see Note 5). These intangible liabilities are reclassified as a reduction of broadcast rights assets in the Consolidated Balance Sheet as the programming becomes available for broadcast and subsequently amortized as a reduction of programming expenses in the Consolidated Statement of Operations in accordance with the Company’s methodology for amortizing the related broadcast rights.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company’s intangible liabilities subject to amortization consisted of the following (in thousands):

	December 31, 2015			December 28, 2014
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible liabilities subject to amortization
Broadcast rights intangible liabilities	$80,440	$(66,729)	$13,711	$102,373	$(68,059)	$34,314
Lease contract intangible liabilities	209	(148)	61	209	(98)	111
Total intangible liabilities subject to amortization	$80,649	$(66,877)	$13,772	$102,582	$(68,157)	$34,425
The net changes in the carrying amounts of intangible liabilities during 2014 and 2015 were as follows (in thousands):

	Television and Entertainment	Discontinued Operations	Total
Intangible liabilities subject to amortization
Balance at December 29, 2013	$193,402	$328	$193,730
Amortization	(37,351)	(94)	(37,445)
Balance sheet reclassifications (1)	(121,626)	—	(121,626)
Distributed in Publishing Spin-off	—	(234)	(234)
Balance at December 28, 2014	$34,425	$—	$34,425
Amortization	(16,385)	—	(16,385)
Balance sheet reclassifications (1)	(4,268)	—	(4,268)
Balance at December 31, 2015	$13,772	$—	$13,772

(1)	Represents net reclassifications which are reflected as a reduction of broadcast rights assets in the Company’s Consolidated Balance Sheet at December 31, 2015.
Amortization expense relating to amortizable intangible assets, excluding lease contract intangible assets, is expected to be approximately $198 million in each of 2016 and 2017, $197 million in 2018, $169 million in 2019, and $161 million in 2020. Amortization of broadcast rights contract intangible assets and liabilities is expected to result in a net reduction in broadcast rights expense of approximately $11 million in 2016, $1 million in each of 2017 and 2018 and less than $1 million in each of 2019 and 2020.
Impairment of Goodwill and Other Indefinite-lived Intangible Assets—As disclosed in Note 1, the Company reviews goodwill and other indefinite-lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that an asset may be impaired, in accordance with ASC Topic 350.
In the fourth quarter of 2015, the Company conducted its annual goodwill impairment test utilizing the two-step impairment test in accordance with ASC Topic 350. As a result of the impairment review, the Company recorded a non-cash impairment charge of $381 million to write down its cable reporting unit goodwill (a reporting unit within the Television and Entertainment reportable segment).
During 2015, the Company accelerated the pace of the transformation of the Company’s national general entertainment cable network, WGN America, from a superstation to a cable network. This transformation led to a strategic shift in the operations of WGN America with a renewed focus on increased household distribution and high

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

quality syndicated and original programming that has resulted in higher carriage fee revenues and higher programming and other costs. The recent performance of the new programming has not met expectations resulting in lower than expected advertising revenues, lower margins and lower current and expected future cash flows than those used to originally record the goodwill in connection with the adoption of fresh-start reporting by Reorganized Tribune Company in December 2012.
In connection with the goodwill impairment test, the fair value of the cable reporting unit was determined with consideration of both the income and the market valuation approaches. Under the income approach, the fair value is based on projected future discounted cash flows, which requires management’s assumptions of projected revenues and related growth rates, operating margins, cash payments for broadcast rights, discount rates and terminal growth rates. The Company projected cash flows for 10 years and then applied a terminal growth rate. Key assumptions included a 10.5% discount rate and a terminal growth rate of 2% for its owned cable operations. The Company’s investment in TV Food Network included in the cable reporting unit was valued using the market approach to estimate its fair value by comparison to trading multiples of similar cable networks.
As a result of this assessment, it was determined that the carrying value of the cable reporting unit exceeded the estimated fair value. Accordingly, a second step of the goodwill impairment test (“Step 2”) was performed specific to the cable reporting unit which compared the implied fair value of the goodwill to the carrying value of such goodwill. Under Step 2, the estimated fair value of goodwill of a reporting unit is determined by calculating the residual fair value that remains after the total estimated fair value of the reporting unit is allocated to its net assets other than goodwill. Other significant intangible assets that were identified and ascribed value as part of the Step 2 included affiliate relationships, advertiser relationships and a trade name. Based on this analysis, the carrying value of the cable reporting unit goodwill exceeded its implied value by $381 million and consequently, the Company recorded an impairment charge of that amount in the Consolidated Statement of Operations for the year ended December 31, 2015. Following the impairment charge, the carrying value of the goodwill at the cable reporting unit was $723 million at December 31, 2015.
There were no goodwill impairment charges recorded in 2014 or 2013.
In the fourth quarter of 2015 and 2013, the Company recorded a non-cash pretax impairment charge of $4 million and $1 million within the Television and Entertainment segment, respectively, related to the Company’s FCC licenses. No impairment charges were recorded in 2014. The estimated fair value of each of the Company’s FCC licenses was based on discounted future cash flows for a hypothetical start-up television station in the respective market that achieves and maintains an average revenue share for four years and has an average cost structure. The impairment charge in 2015 related to one market primarily due to a decline in estimated future market revenues available to a hypothetical start-up television station in this market. For the Company’s FCC licenses, significant assumptions also include start-up operating costs for an independent station, initial capital investments and market revenue forecasts. The Company utilized a 10% discount rate and terminal growth rates ranging from 1.75% to 2.25% to estimate the fair values of its FCC licenses in the fourth quarter of 2015. Fair value estimates for each of the Company’s indefinite-lived intangible assets are inherently sensitive to changes in these estimates, particularly with respect to the FCC licenses. FCC licenses evaluated for impairment under ASC 350 in the fourth quarter of 2013 excluded the FCC licenses recorded in connection with the Local TV Acquisition (see Note 5). The Company’s fourth quarter 2013 impairment review determined that the FCC license in one of the Company’s markets was impaired. This impairment was primarily due to a decline in market share for a hypothetical start-up television station in this market.
The Company’s FCC licenses and trade name constitute nonfinancial assets measured at fair value on a nonrecurring basis in the Company’s Consolidated Balance Sheets. These nonfinancial assets are classified as Level 3 assets in the fair value hierarchy established under ASC Topic 820. See Note 11 for a description of the hierarchy’s three levels.
The determination of estimated fair values of goodwill and other indefinite-lived intangible assets requires many judgments, assumptions and estimates of several critical factors, including projected revenues and related growth rates, projected operating margins and cash flows, estimated income tax rates, capital expenditures, market

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

multiples and discount rates, as well as specific economic factors such as market share for broadcasting and royalty rates for the trade name intangible. Adverse changes in expected operating results and/or unfavorable changes in other economic factors could result in additional non-cash impairment charges in the future under ASC Topic 350.
NOTE 9: INVESTMENTS
Investments consisted of the following (in thousands):

	December 31, 2015	December 28, 2014
Equity method investments	$1,668,316	$1,689,996
Cost method investments	20,868	18,238
Marketable equity securities	3,516	8,958
Total investments	$1,692,700	$1,717,192
Equity Method Investments—The Company’s equity method investments at December 31, 2015 included the following private companies:

Company	% Owned
CareerBuilder, LLC	32%
Dose Media, LLC	25%
Television Food Network, G.P.	31%
TKG Internet Holdings II LLC	43%
Income from equity investments, net reported in the Company’s Consolidated Statements of Operations consisted of the following (in thousands):

	2015	2014	2013
Income from equity investments, net, before amortization of basis difference	$201,207	$379,048	$243,528
Amortization of basis difference (1)	(54,248)	(142,335)	(98,287)
Income from equity investments, net	$146,959	$236,713	$145,241

(1)	Amortization of basis difference for the year ended December 28, 2014 includes $85 million related to the sale by CV of its Apartments.com business.
As discussed in Note 4, the carrying value of the Company’s investments was increased by $1.615 billion to a fair value aggregating $2.224 billion as of the Effective Date. Of the $1.615 billion increase, $1.108 billion was attributable to the Company’s share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees’ in accordance with ASC Topic 805. The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. The Company amortizes the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in its Consolidated Statements of Operations. The identifiable net intangible assets subject to amortization of basis difference have a weighted average remaining useful life of approximately 16 years as of December 31, 2015.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Cash distributions from the Company’s equity method investments were as follows (in thousands):

	2015	2014	2013
Total cash distributions from equity investments (1)	$180,207	$370,310	$207,994

(1)
Cash distributions for the year ended December 28, 2014 included $160 million for the Company’s share of the proceeds from the sale by CV of its Apartments.com business. This distribution is presented as an investing activity in the Company’s Consolidated Statement of Cash Flows for the year ended December 28, 2014.

Certain distributions received from the Company’s investments in CareerBuilder, LLC (“CareerBuilder”) and CV in 2015, 2014 and 2013 exceeded the Company’s cumulative earnings in each of these equity investments or, in the case of the Apartments.com sale by CV, represented a discrete distribution from an investing activity. As a result, the Company determined that these distributions were a return of investment and, therefore, presented such distributions totaling $10 million in 2015, $181 million in 2014 and $54 million in 2013 as an investing activity in the Company’s Consolidated Statements of Cash Flows for 2015, 2014 and 2013. See below for further discussion on these distributions.
TV Food Network—The Company’s 31% investment in TV Food Network totaled $1.314 billion and $1.354 billion (as adjusted for the application of fresh-start reporting as described above) at December 31, 2015 and December 28, 2014, respectively. The Company recognized equity income from TV Food Network of $126 million in 2015, $122 million in 2014 and $96 million in 2013. The Company received cash distributions from TV Food Network totaling $164 million in 2015, $189 million in 2014 and $154 million in 2013.
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

CareerBuilder—The Company’s 32% investment in CareerBuilder totaled $331 million and $328 million at December 31, 2015 and December 28, 2014, respectively. The Company recognized equity income from CareerBuilder of $21 million in 2015, $39 million in 2014 and $28 million in 2013. The Company received cash distributions from CareerBuilder totaling $16 million in 2015, $14 million in 2014 and $29 million in 2013.
CareerBuilder is a global leader in human capital solutions, helping companies target, attract and retain talent. Its website, CareerBuilder.com, is a leading job website in North America. CareerBuilder also operates websites in the United States, Europe, Canada, Asia and South America.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Prior to the Publishing Spin-off, the Company recorded revenue related to CareerBuilder classified advertising products placed on affiliated digital platforms. Such amounts totaled of $24 million for 2014 and $44 million for 2013 and are included in income (loss) from discontinued operations, net of taxes.
Dose Media, LLC—On November 25, 2015, the Company acquired a 25% interest in Dose Media, LLC (“Dose Media”) for $15 million. Dose Media is a digital media company that owns and operates numerous websites, including Dose.com and OMGFacts.com whose proprietary predictive technology is designed to detect stories that generate significant viewership.
Classified Ventures—On October 1, 2014, the Company sold its entire 27.8% equity interest in CV to TEGNA. As part of the transaction, TEGNA acquired the equity interests of the other partners and thereby acquired full ownership of CV. CV was valued at $2.5 billion for purposes of the transaction and gross proceeds of $1.8 billion were paid to the selling partners at closing. The Company’s portion of the proceeds from the transaction was $686 million before taxes ($426 million after taxes), of which $28 million was held in escrow and paid in the fourth quarter of 2015. The Company’s pretax gain on the sale of CV recognized in the fourth quarter of 2014 was $372 million. Prior to closing, CV made a final distribution of all cash on hand from operations to the current owners. The Company’s portion of this final distribution was $6 million, which is in addition to estimated proceeds from the sale transaction. On April 2, 2015, the Company received an additional cash distribution of $8 million pursuant to CV’s collection of a contingent receivable, which is reflected as a non-operating gain in the Company’s Consolidated Statement of Operations for the year ended December 31, 2015.
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
The Company recognized equity income from CV of $77 million in 2014 and $23 million in 2013. The Company received cash distributions from CV totaling $166 million in 2014 and $25 million in 2013.
Prior to the Publishing Spin-off the Company recorded revenue related to CV classified advertising products placed on affiliated digital platforms. Such amounts totaled approximately $44 million for 2014 and $71 million for 2013 and are included in income (loss) from discontinued operations, net of taxes.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Summarized Financial Information—Summarized financial information for TV Food Network is as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Revenues, net	$1,099,307	$1,070,671	$1,031,320
Operating income	$548,919	$534,477	$520,942
Net income	$561,657	$549,058	$511,235

	December 31, 2015	December 28, 2014
Current assets	$750,425	$708,988
Non-current assets	$173,513	$156,580
Current liabilities	$87,341	$63,257
Non-current liabilities	$541	$619
Summarized financial information for CareerBuilder, Dose Media and CV is as follows (in thousands):

	Fiscal Year
	2015	2014	2013
Revenues, net (1)(2)	$698,041	$1,063,321	$1,096,799
Operating income from continuing operations (1)(2)	$84,199	$147,165	$183,800
Net income (2)(3)	$80,280	$713,108	$224,052

(1)
Revenues and operating income that relate to CV include results through October 1, 2014 and are presented exclusive of discontinued operations related to Apartments.com, which was sold by CV on April 1, 2014. See above for further information.

(2) On November 25, 2015, the Company acquired a 25% interest in Dose Media. As results of operations from date of acquisition are not material to the Company, they are not included in the above table.
(3) Net income that relates to CV include results through October 1, 2014. See above for further information.

	December 31, 2015(1)(2)	December 28, 2014(1)
Current assets	$266,390	$200,006
Non-current assets	$459,718	$492,769
Current liabilities	$190,977	$201,517
Non-current liabilities	$24,745	$21,231
Redeemable non-controlling interest	$24,666	$20,470

(1)	Balance sheet information presented as of December 31, 2015 and December 28, 2014 does not include CV, which was sold by the Company on October 1, 2014. See above for further information.
(2) Balance sheet information as of December 31, 2015 includes Dose Media.
Other—Write-downs of investments, gains and losses on investment sales, and gains and losses from other investment transactions are included as non-operating items in the Company’s Consolidated Statements of Operations. There were no impairments recorded in 2015, 2014 or 2013. These investments constitute nonfinancial assets measured at fair value on a nonrecurring basis in the Company’s Consolidated Balance Sheet and are classified as Level 3 assets in the fair value hierarchy established under ASC Topic 820. See Note 11 for a description of the hierarchy’s three levels.
The Company does not guarantee any indebtedness or other obligations for any of its equity method investees.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Marketable Equity Securities—As further described in Note 2, on August 4, 2014, the Company completed the Publishing Spin-off and retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of the outstanding common stock of Tribune Publishing. The Company classified the shares of Tribune Publishing common stock as available-for-sale securities. As of December 31, 2015, the fair value and cost basis of the Company’s investment in Tribune Publishing was $4 million and $0, respectively. As of December 31, 2015, the gross unrealized holding gain relating the Company’s investment in Tribune Publishing was $4 million and is reflected in accumulated other comprehensive (loss) income, net of taxes, in the Company’s Consolidated Balance Sheet. The Company has no current plans to sell its shares of Tribune Publishing.

Cost Method Investments—All of the Company’s cost method investments in private companies are recorded at cost, net of write-downs resulting from periodic evaluations of the carrying value of the investments. As of December 31, 2015, the Company’s cost method investments primarily consist of investments in New Cubs LLC (as defined and described below) and Taboola.com LTD (“Taboola”).
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
As a result of these transactions, Ricketts Acquisition LLC (“RA LLC”) owns approximately 95% and the Company owns approximately 5% of the membership interests in New Cubs LLC. RA LLC has operational control of New Cubs LLC. The Company’s equity interest in New Cubs LLC is accounted for as a cost method investment and was recorded at fair value as of October 27, 2009 based on the cash contributed to New Cubs LLC at closing. During 2015, the Company made capital contributions to New Cubs LLC totaling $8 million and continues to maintain its membership interest of approximately 5%. The carrying value of this investment was $15 million at December 31, 2015 and $8 million at December 28, 2014.
The fair market value of the contributed Chicago Cubs Business exceeded its tax basis. The transaction was structured to comply with the partnership provisions of the IRC and related regulations. Accordingly, the distribution

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

of the portion of the special distribution equal to the net proceeds of the debt facilities entered into by New Cubs LLC concurrent with the closing of these transactions did not result in an immediate taxable gain. The portion of the special distribution in excess of the net proceeds of such debt facilities is treated as taxable sales proceeds with respect to a portion of the contributed Chicago Cubs Business (see Note 14).
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
Newsday Transactions—On May 11, 2008, the Company entered into an agreement (the “Newsday Formation Agreement”) with CSC and NMG Holdings, Inc. to form a new limited liability company (“Newsday LLC”). On July 29, 2008, the Company consummated the closing of the transactions (collectively, the “Newsday Transactions”) contemplated by the Newsday Formation Agreement. Under the terms of the Newsday Formation Agreement, the Company, through Tribune ND, Inc. (formerly Newsday, Inc.) and other subsidiaries of the Company, contributed certain assets and related liabilities of the Newsday Media Group business (“NMG”) to Newsday LLC, and CSC contributed cash of $35 million and newly issued senior notes of Cablevision Systems Corporation (“Cablevision”) with a fair market value of $650 million to NHLLC. The fair market value of the contributed NMG net assets exceeded their tax basis due to the Company’s low tax basis in the contributed intangible assets. However, the transaction did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations.
Concurrent with the closing of this transaction, NHLLC and Newsday LLC borrowed $650 million under a secured credit facility, and the Company received a special cash distribution of $612 million from Newsday LLC as well as $18 million of prepaid rent under two leases for certain facilities used by NMG and located in Melville, New York. Following the closing of the transaction, the Company retained ownership of these facilities. Borrowings under this facility are guaranteed by CSC and NMG Holdings, Inc., each a wholly-owned subsidiary of Cablevision and are secured by a lien on the assets of Newsday LLC and the assets of NHLLC, including $650 million of senior notes of Cablevision issued in 2008 and contributed by CSC. Prior to the sale of its remaining investment in NHLLC, as further described below, the Company indemnified CSC and NMG Holdings, Inc. with respect to any payments that CSC or NMG Holdings, Inc. made under their guarantee of the $650 million of borrowings by NHLLC and Newsday LLC under their secured credit facility. From the July 29, 2008 closing date of the Newsday Transactions through the third anniversary of the closing date, the maximum amount of potential indemnification payments (“Maximum Indemnification Amount”) was $650 million. After the third anniversary, the Maximum Indemnification Amount was reduced by $120 million. The Maximum Indemnification Amount was to be reduced each year thereafter by $35 million until January 1, 2018, at which point the Maximum Indemnification Amount was to be reduced to $0. The Maximum Indemnification Amount was $425 million at December 28, 2014. On September 2, 2015, the Company sold its 3% interest in NHLLC to CSC Holdings, LLC for $8 million and recognized a $3 million gain in connection with the sale. The Company’s remaining deferred tax liability of $101 million (as described in Note 14) became payable upon consummation of the sale. The tax payments were made in the fourth quarter of 2015. At the time of the sale, the Company was also released from all indemnification obligations related to the payments that CSC or NMG Holdings, Inc. are required to make under their guarantee of the $650 million of borrowings by NHLLC and Newsday LLC under their secured credit facility.
Variable Interest Entities—At December 31, 2015, the Company held variable interests, as defined by ASC Topic 810, in Topix (through its investment in TKG Internet Holdings II, LLC) and Las Olas LLC. At December 28, 2014, the Company held variable interests in Topix and Newsday LLC. See Note 1 for further discussion of the Company’s VIEs.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 10: DEBT
Debt consisted of the following (in thousands):

	December 31, 2015	December 28, 2014
Term Loan Facility due 2020, effective interest rate of 3.82% and 4.04%, net of unamortized discount of $7,084 and $8,118	$2,360,155	$3,471,017
5.875% Senior Notes due 2022	1,100,000	—
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount of $33 and $49	18,868	23,914
Other obligations	—	54
Total debt	3,479,023	3,494,985
Less: Debt due within one year	26,479	4,088
Long-term debt, net of current portion	$3,452,544	$3,490,897

Maturities—The Company’s debt and other obligations outstanding as of December 31, 2015 mature as shown below (in thousands):

2016	$27,841
2017	27,841
2018	34,591
2019	23,791
2020	2,272,076
Thereafter	1,100,000
Total debt	3,486,140
Unamortized discounts	(7,117)
Total debt, net of discounts	$3,479,023
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
In connection with the Amendment, the Company paid fees to Term B Loan lenders of $6 million, which are considered a debt discount, of which $4 million was deferred, and incurred transaction costs of $2 million, of which $1 million was deferred. The Company recorded a loss of $37 million on the extinguishment of the Former Term Loan in the Company’s Consolidated Statement of Operations for the fiscal year ended December 31, 2015 as a portion of the facility was considered extinguished for accounting purposes. The loss included the write-off of unamortized transaction costs of $30 million, an unamortized discount of $4 million and other transaction costs of $4 million. The Company’s unamortized transaction costs related to the Term Loan Facility were $32 million and $70 million at December 31, 2015 and December 28, 2014, respectively. These deferred costs are recorded in other assets in the Company’s Consolidated Balance Sheet and amortized to interest expense over the contractual term of the Term Loan Facility.
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
The Revolving Credit Facility includes a covenant which requires the Company to maintain a net first lien leverage ratio of no greater than 5.75 to 1.00 for each period of four consecutive fiscal quarters most recently ended. Beginning with the period ending March 29, 2015, the covenant requires the Company to maintain a net first lien leverage ratio of no greater than 5.25 to 1.00 for each period of four consecutive fiscal quarters most recently ended. The covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 25% of the amount of revolving commitments. This covenant was not required to be tested for the quarterly period ended December 31, 2015.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

At December 31, 2015, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $23 million of standby letters of credit outstanding, primarily in support of the Company’s workers’ compensation insurance programs.
5.875% Senior Notes due 2022—On June 24, 2015, the Company issued $1.100 billion aggregate principal amount of its 5.875% Senior Notes due 2022 (the “Notes”) under an Indenture, dated as of June 24, 2015 (the “Base Indenture”), among the Company, certain subsidiaries of the Company, as guarantors (the “Subsidiary Guarantors”), and The Bank of New York Mellon Trust Company, N.A. (in such capacity, the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of June 24, 2015, among the Company, the Subsidiary Guarantors and the Trustee (the “First Supplemental Indenture”), the Second Supplemental Indenture, dated as of September 8, 2015, among the Company, the Subsidiary Guarantors party thereto and the Trustee (the “Second Supplemental Indenture”), and the Third Supplemental Indenture, dated as of October 8, 2015, among the Company, the Subsidiary Guarantors party thereto and the Trustee (the “Third Supplemental Indenture” and, together with the Base Indenture, the First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). The Company used the net proceeds from the sale of the Notes, together with cash on hand, to make the Prepayment discussed above.
During the second quarter of 2015, the Company incurred and deferred transaction costs of $19 million, which are classified as other assets in the Company’s Consolidated Balance Sheet and amortized to interest expense over the contractual term of the Notes. The Company’s unamortized transaction costs related to the Notes were $17 million at December 31, 2015.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
Senior Toggle Notes—In conjunction with the acquisition of Local TV on December 27, 2013 (see Note 5), the Company provided a notice to holders of the Senior Toggle Notes that it intended to redeem such notes within a thirty-day period. On December 27, 2013, the Company deposited $202 million with the Trustee ($174 million of which, inclusive of accrued interest of $2 million, was payable to third parties and the remaining $28 million was payable to a subsidiary of the Company), together with irrevocable instructions to apply the deposited money to the full repayment of the Senior Toggle Notes. At December 29, 2013, the $202 million deposit was presented as restricted cash and cash equivalents on the Company’s Consolidated Balance Sheet. The Senior Toggle Notes were fully repaid on January 27, 2014 through the use of the deposited funds held by the Trustee, including amounts owed to the Company’s subsidiary.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company’s investment in Tribune Publishing is recorded at fair value and is categorized as Level 1 within the fair value hierarchy as the common stock of Tribune Publishing is publicly traded on the NYSE. The Company’s investment in Tribune Publishing is measured at fair value on a recurring basis. As of December 31, 2015 the fair value and cost basis of the Company’s investment in Tribune Publishing was $4 million and $0, respectively. As of December 28, 2014 the fair value and cost basis of the Company’s investment in Tribune Publishing was $9 million and $0, respectively.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis are as follows (in thousands):

	December 31, 2015		December 28, 2014
	Fair Value	Carrying Amount	Fair Value	Carrying Amount
Cost method investments	$20,868	$20,868	$18,238	$18,238
Convertible note receivable	$—	$—	$2,000	$2,000
Term Loan Facility	$2,328,038	$2,360,155	$3,411,744	$3,471,017
5.875% Senior Notes due 2022	$1,108,250	$1,100,000	$—	$—
Dreamcatcher Credit Facility	$18,587	$18,868	$23,498	$23,914
The following methods and assumptions were used to estimate the fair value of each category of financial instruments.
Cost Method Investments—Cost method investments in private companies are recorded at cost, net of write-downs resulting from periodic evaluations of the carrying value of the investments. No events or changes in circumstances occurred during 2015 or 2014 that suggested a significant adverse effect on the fair value of the Company’s investments. The carrying value of the cost method investments at both December 31, 2015 and December 28, 2014 approximated fair value. The cost method investments would be classified in Level 3 of the fair value hierarchy.
Convertible Note Receivable—As of December 28, 2014, the Company held a $2 million convertible note receivable from a private company which was recorded at cost. During 2015, the Company determined that there was a decline in the fair value of the convertible note receivable that was other than temporary. Therefore, the Company recorded a $2 million non-cash pretax charge to write down the value of the convertible note receivable, which is included in non-operating items in the Consolidated Statement of Operations for the year ended December 31, 2015.
Term Loan Facility—The fair value of the outstanding principal balance of the term loans under the Company’s Term Loan Facility at both December 31, 2015 and December 28, 2014 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
5.875% Senior Notes due 2022—The fair value of the outstanding principal balance of the Company’s 5.875% Senior Notes due 2022 at December 31, 2015 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
Dreamcatcher Credit Facility—The fair value of the outstanding principal balance of the Company’s Dreamcatcher Credit Facility at both December 31, 2015 and December 28, 2014 is based on pricing from observable market information for similar instruments in a non-active market and would be classified in Level 2 of the fair value hierarchy.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 12: CONTRACTS PAYABLE FOR BROADCAST RIGHTS
Contracts payable for broadcast rights totaled $622 million and $459 million at December 31, 2015 and December 28, 2014, respectively. Scheduled future obligations under contractual agreements for broadcast rights at December 31, 2015 are as follows (in thousands):

2016	$236,676
2017	120,256
2018	97,038
2019	90,343
2020	58,341
Thereafter	19,129
Total	$621,783
NOTE 13: COMMITMENTS AND CONTINGENCIES
Broadcast Rights—The Company has entered into certain contractual commitments for broadcast rights that are not currently available for broadcast, including programs not yet produced. In accordance with ASC Topic 920, such commitments are not included in the Company’s consolidated financial statements until the cost of each program is reasonably determinable and the program is available for its first showing or telecast. If programs are not produced, the Company’s commitments would expire without obligation. Payments for broadcast rights generally commence when the programs become available for broadcast. At December 31, 2015 and December 28, 2014, these contractual commitments totaled $999 million and $960 million, respectively.
Operating Leases—The Company leases certain equipment and office and production space under various operating leases. Net lease expense from continuing operations was $30 million in 2015, $27 million in 2014 and $20 million in 2013. The Company’s future minimum lease payments under non-cancelable operating leases at December 31, 2015 were as follows (in thousands):

2016	$29,302
2017	25,836
2018	20,615
2019	17,967
2020	17,227
Thereafter	68,972
Total	$179,919
Other Commitments—At December 31, 2015, the Company had commitments related to the purchase of technology services, news and market data services, and talent contracts totaling $347 million.
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
Television and radio broadcast station licenses are granted for terms of up to eight years and are subject to renewal by the FCC in the ordinary course, at which time they may be subject to petitions to deny the license

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

renewal applications. As of February 29, 2016, the Company had FCC authorization to operate 39 television stations and one AM radio station.
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
The Company’s television/newspaper interests are subject to a temporary waiver of the NBCO Rule which was granted by the FCC in conjunction with its approval of the Exit Order. On November 12, 2013, the Company filed with the FCC a request for extension of the temporary NBCO Rule waivers granted in the Exit Order. That request is pending. Meanwhile, in its pending 2014 Quadrennial Review of the ownership rules, the FCC is considering a proposal that would modify the NBCO Rule by establishing a favorable presumption with respect to certain daily newspaper/broadcast combinations in the 20 largest markets and a rebuttable negative presumption with respect to such combinations in all other markets. The proceeding is pending. The Company cannot predict the outcome of this proceeding or whether the FCC will allow the Company’s existing temporary waiver to remain in effect pending the conclusion of the proceeding.
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
The Company provides certain operational support and other services to the Dreamcatcher stations pursuant to shared services agreements (“SSA”).  In its pending 2014 Quadrennial Review proceeding, the FCC is seeking comment on proposals to adopt reporting requirements for SSAs. The Company cannot predict the outcome of that proceeding or its effect on the Company’s business or operations. Meanwhile, in a public notice released on March 12, 2014, the FCC announced that pending and future transactions involving SSAs will be subject to a higher level of scrutiny if they include a combination of certain operational and economic features. Although the Company

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

currently has no transactions pending before the FCC that would be subject to such higher scrutiny, this policy could limit the Company’s future ability to enter into SSAs or similar arrangements.
In a Report and Order and Further Notice of Proposed Rulemaking issued on March 31, 2014, the FCC is seeking comment on whether to eliminate or modify its “network non-duplication” and “syndicated exclusivity” rules, pursuant to which local television stations may enforce their contractual exclusivity rights with respect to network and syndicated programming. Pursuit to the Satellite Television Extension and Localism Act of 2010 (“STELA”) Reauthorization Act, enacted in December 2014 (“STELAR”), the FCC has adopted regulation prohibiting a television station from coordinating retransmission consent negotiations or negotiating retransmission consent on a joint basis with a separately owned television station in the same market. The Company does not currently engage in retransmission consent negotiations jointly with any other stations in its markets. In response to Congress’s directive in STELAR, on September 2, 2015, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) seeking comment on whether the FCC should make changes to its rules requiring that commercial broadcast television stations and multichannel video programming distributors (“MVPDs”) negotiate in “good faith” for the retransmission by MVPDs of local television signals. Under the Communications Act, MVPDs may not retransmit a commercial broadcast television station’s signal without the station’s consent (unless the station has elected “must-carry” status). Stations and MVPDs are required to negotiate for retransmission consent in “good faith.” The FCC’s rules implementing the good faith requirement identify certain practices that presumptively violate the obligation to negotiate in good faith. The FCC also may consider whether other practices violate the good faith requirement under the “totality of the circumstances.” The NPRM seeks comment generally on the state of the retransmission consent market and the effectiveness of the FCC’s existing rules. Although the NPRM does not propose any changes to the existing rules, it asks whether several practices should be considered consistent with, or a violation of, the good faith requirement. The Company cannot predict the impact of the FCC’s proposals on the Company’s business.
Federal legislation enacted in February 2012 authorizes the FCC to conduct voluntary “incentive auctions” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.75 billion. If any of the Company’s television stations are required to change frequencies or otherwise modify their operations, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. The FCC has adopted rules to implement the incentive auction and repacking through a number of orders and public notices. Applications to participate in the auction were due on January 12, 2016 and the auction is scheduled to begin on March 29, 2016, but may be cancelled, delayed or materially altered. The Company has filed applications to participate in the auction. The Company cannot predict the likelihood, timing or outcome of the incentive auction, or any related FCC regulatory action. The FCC has adopted strict communications prohibitions with respect to the auction which went into effect on January 12, 2016, and will remain in effect until the FCC publicly announces that the auction has ended (which could be as late as fourth quarter 2016 or later). During such time, the Company and its agents, employees, officers and directors are prohibited from directly or indirectly communicating-both internally and externally-certain information regarding the Company’s auction participation.
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
On January 27, 2016, the FCC announced the initiation of a proceeding entitled “Proposal to Unlock the Set-Top Box: Creating Choice & Innovation.” On February 18, 2016, the FCC released a Notice of Proposed Rule Making. While the period to comment on this NPRM is still on-going, one proposed requirement in the NPRM is that program providers pass through information about what programming is available, such as channel and program

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

information and “entertainment identifier register IDs.” Adoption of this requirement without, among other things, adequately protecting proprietary and intellectual property rights in program guide content of which we are a major producer and distributor, and respecting contracts between entertainment data providers and their customers could negatively affect our entertainment data licensing business.
From time to time, the FCC revises existing regulations and policies in ways that could affect the Company’s broadcasting operations. In addition, Congress from time to time considers and adopts substantive amendments to the governing communications legislation. The Company cannot predict such actions or their resulting effect upon the Company’s business and financial position.
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
NOTE 14: INCOME TAXES
The following is a reconciliation of income taxes from continuing operations computed at the U.S. federal statutory rate of 35% to income tax expense from continuing operations reported in the Consolidated Statements of Operations (in thousands):

	Successor			Predecessor
	2015	2014	2013	December 31, 2012
(Loss) Income from continuing operations before income taxes	$(297,595)	$741,810	$258,907	$8,284,314

Federal income taxes (35% in 2015, 2014 and 2013)	(104,158)	259,633	90,617	—
State and local income taxes, net of federal tax benefit	3,149	31,535	11,768	—
Domestic production activities deduction	(6,796)	(7,910)	(7,560)	—
Non-deductible reorganization and acquisition costs	1,234	4,268	6,466	—
Non-deductible goodwill	133,350	—	—	—
Income tax settlements and other adjustments, net	(9,288)	(1,801)	(15,878)	—
Tax rate change due to Publishing Spin-off	—	(10,810)	—	—
Excess capital losses	—	—	6,944	—
Other, net	4,832	3,784	3,608	—
Income taxes on reorganization items	—	—	—	181,734
Income taxes attributable to fair value adjustments	—	—	—	888,455
Income tax expense from continuing operations	$22,323	$278,699	$95,965	$1,070,189

Effective tax rate	(7.5)%	37.6%	37.1%	12.9%

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
On the Effective Date and in accordance with and subject to the terms of the Plan, (i) the ESOP was deemed terminated in accordance with its terms, (ii) all of the Predecessor’s $0.01 par value common stock held by the ESOP was cancelled and (iii) new shares of Reorganized Tribune Company were issued to shareholders who did not meet the necessary criteria to qualify as a subchapter S corporation shareholder. As a result, Reorganized Tribune Company converted from a subchapter S corporation to a C corporation under the IRC and therefore is subject to federal and state income taxes in periods subsequent to the Effective Date. The net tax expense relating to this conversion and other reorganization adjustments recorded in connection with Reorganized Tribune Company’s emergence from bankruptcy was $195 million, which was reported as an increase in income tax expense in the Predecessor’s Consolidated Statement of Operations for December 31, 2012. In addition, the implementation of fresh-start reporting, as described in Note 4, resulted in an aggregate increase of $968 million in income tax expense in the Predecessor’s Consolidated Statement of Operations for December 31, 2012. As a C corporation, Reorganized Tribune Company is subject to income taxes at a higher effective tax rate.
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
In 2015, income tax expense amounted to $22 million, which reflects the tax impact of the reversal of $381 million of book loss related to an impairment of non-deductible goodwill. In addition, tax expense included favorable adjustments of $9 million related to the resolution of certain federal and state income tax matters and other adjustments.
In 2014, income tax expense amounted to $279 million, which included favorable adjustments of $2 million primarily related to the resolution of certain federal income tax matter and an $11 million one-time benefit due to the decrease in the Company’s net state deferred tax liabilities as a result of the change in the Company’s income tax rate immediately following the Publishing Spin-off.
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
The net income tax expense in the Predecessor’s Consolidated Statement of Operations for December 31, 2012 totaled $1.001 billion, of which a $70 million income tax benefit is included in income (loss) from discontinued operations, net of taxes. See Note 4 for further information.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The Company has not recorded a provision for deferred U.S. income tax expense on the undistributed earnings of foreign subsidiaries since the Company intends to indefinitely reinvest the earnings of these foreign subsidiaries outside the U.S. The amount of undistributed foreign earnings was less than $2 million at both December 31, 2015 and December 28, 2014 and less than $1 million at December 29, 2013. The determination of the amount of unrecognized U.S. deferred income tax liability with respect to these undistributed foreign earnings is not practicable.
Components of income tax expense from continuing operations were as follows (in thousands):

	Successor			Predecessor
	2015	2014	2013	December 31, 2012
Current:
U.S. federal	$145,034	$382,727	$97,914	$(7,246)
State and local	17,364	77,179	20,308	1,047
Sub‑total	162,398	459,906	118,222	(6,199)
Deferred:
U.S. federal	(119,813)	(136,869)	(18,727)	918,604
State and local	(20,262)	(44,338)	(3,530)	157,784
Sub‑total	(140,075)	(181,207)	(22,257)	1,076,388
Total income tax expense from continuing operations	$22,323	$278,699	$95,965	$1,070,189

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Significant components of the Company’s net deferred tax assets and liabilities were as follows (in thousands):

	December 31, 2015	December 28, 2014
Deferred tax assets:
Broadcast rights	$86,451	$71,407
Postretirement benefits other than pensions	3,933	5,570
Stock-based compensation and other employee benefits	17,721	13,447
Pensions	180,368	185,514
Other accrued liabilities	18,904	21,923
Other future deductible items	18,132	14,451
Net operating loss carryforwards	11,072	12,327
Accounts receivable	3,102	2,671
	339,683	327,310
Valuation allowance on net operating loss carryforwards	(2,909)	(7,557)
Total deferred tax assets	$336,774	$319,753

Deferred tax liabilities:
Net intangible assets	$669,056	$668,450
Investments	418,908	442,554
Deferred gain on partnership contributions	164,322	283,950
Net properties	61,304	49,122
Other	5,807	2,216
Total deferred tax liabilities	1,319,397	1,446,292
Net deferred tax liabilities	$982,623	$1,126,539

The net deferred tax liability of $983 million is reported in the Consolidated Balance Sheet at December 31, 2015 as a non-current deferred tax asset of $1 million (a component of other non-current assets) and a non-current deferred tax liability of $984 million.
Federal, State and Foreign Operating Loss Carryforwards—At December 31, 2015 and December 28, 2014, the Company had approximately $132 million and $149 million, respectively, of federal, state and foreign operating loss carryforwards. The carryforwards will expire between 2016 and 2033. For the year ended December 31, 2015, the Company recorded a $5 million reduction to the valuation allowance on the basis of management’s reassessment of the related net operating losses that are more likely than not to be realized.
Newsday and Chicago Cubs Transactions—As further described in Note 9, the Company consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC, through NMG Holdings, Inc., owned approximately 97% and the Company owned approximately 3% of NHLLC. The fair market value of the contributed NMG net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. In March 2013, the IRS issued its audit report on the Company’s federal income tax return for 2008 which concluded that the gain should have been included in the Company’s 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax and penalty through December 31, 2015 would be approximately $37 million. The Company disagrees with the IRS’s position and has timely filed its protest in response to the IRS’s proposed tax adjustments. The Company is contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, the Company

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

would also be subject to approximately $32 million, net of tax benefits, of state income taxes through December 31, 2015. If the IRS prevails, the tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2008. As of December 31, 2015, the Company has made approximately $137 million of federal and state tax payments through its regular tax reporting process. The Company does not maintain any tax reserves relating to the Newsday Transactions. In accordance with ASC Topic 740, “Income Taxes,” the Company’s Consolidated Balance Sheet at December 28, 2014 included a deferred tax liability of $110 million related to the future recognition of taxable income related to the Newsday Transactions. As further described in Note 9, on September 2, 2015, the Company sold its remaining interest in the Newsday partnership. The Company’s remaining deferred tax liability of $101 million became payable upon the consummation of the sale. The tax payments were made in the fourth quarter of 2015. The sale of its partnership interest does not impact the ongoing IRS audit, nor does it change the Company’s view on the tax position(s) taken on the original transaction.
As further described in Note 9, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and the Company owns 5% of the membership interests in New Cubs LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. The IRS is currently auditing the Company’s 2009 federal income tax return which includes the Chicago Cubs Transactions. The Company expects the IRS audit to be concluded during 2016. If the gain on the Chicago Cubs Transactions is deemed by the IRS to be taxable in 2009, the federal and state income taxes would be approximately $225 million before interest and penalties. If the IRS prevails, any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. As of December 31, 2015, the Company has paid approximately $35 million through its regular tax reporting process. The Company does not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, the Company’s Consolidated Balance Sheet at December 31, 2015 and December 28, 2014 includes a deferred tax liability of $164 million and $174 million, respectively, related to the future recognition of taxable income related to the Chicago Cubs Transactions.
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
The Company’s liability for unrecognized tax benefits totaled $34 million at December 31, 2015 and $19 million at December 28, 2014. If all of the unrecognized tax benefits at those dates had been recognized, there would have been a favorable $26 million and $17 million impact on the Company’s reported income tax expense in 2015 and 2014, respectively.
As allowed by ASC Topic 740, the Company recognizes accrued interest and penalties related to uncertain tax positions in income tax expense. At both December 31, 2015 and December 28, 2014, the Company’s accrued interest and penalties related to uncertain tax positions totaled less than $1 million.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following summarizes the changes in the Company’s liability for unrecognized tax benefits during 2013, 2014 and 2015 (in thousands):

Liability at December 30, 2012	$23,582
Gross increase as a result of tax positions related to a prior period	642
Gross increase as a result of tax positions related to the current period	7,009
Decreases related to settlements with taxing authorities	(9,689)
Liability at December 29, 2013	$21,544
Gross increase as a result of tax positions related to a prior period	913
Decrease related to statute of limitations expirations	(3,605)
Liability at December 28, 2014	$18,852
Gross increase as a result of tax positions related to a prior period	12,573
Gross increase as a result of tax positions related to the current period	3,841
Decrease related to statute of limitations expirations	(1,634)
Liability at December 31, 2015	$33,632
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
NOTE 15: PENSION AND OTHER RETIREMENT PLANS
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

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
The Company also maintains three small defined benefit pension plans for other employees and former employees and participates in several multiemployer pension plans on behalf of employees represented by certain unions. During 2011, two of these small Company-sponsored defined benefit pension plans were frozen. In March 2011, the pension plan benefits of The Baltimore Sun Company Retirement Plan for Mailers (the “Baltimore Mailers Plan”) were frozen in terms of pay and service for employees covered under the collective bargaining agreement between the Company and the Baltimore Mailers Union Local No. 888. In June 2011, the pension plan benefits of The Baltimore Sun Company Employees’ Retirement Plan were frozen in terms of pay and service for employees covered under the collective bargaining agreement between the Company and the Washington-Baltimore Newspaper Guild. The other small Company-sponsored defined benefit pension plan covers certain union employees covered by collective bargaining agreements and certain hourly employees not covered by a separate collective bargaining agreement. This plan is not frozen and represents less than 2% of the total projected benefit obligation for the Company-sponsored defined benefit pension plans at December 31, 2015.
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
Multiemployer Pension Plans—The Company contributes to various multiemployer pension plans under the terms of collective-bargaining agreements that cover certain of its union-represented employees. The risks of participating in these multiemployer plans are different from single-employer plans in that assets contributed are pooled and may be used to provide benefits to employees of other participating employers. If a participating employer withdraws from or otherwise ceases to contribute to the plan, the unfunded obligations of the plan may be borne by the remaining participating employers. Alternatively, if the Company chooses to stop participating in one of its multiemployer plans, it may incur a withdrawal liability based on the unfunded status of the plan. The Company’s contributions to multiemployer pension plans were $3 million, $6 million and $6 million for 2015, 2014 and 2013, respectively. The contributions for 2014 and 2013 include contributions related to multiemployer pension

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

plans which were assumed by Tribune Publishing subsequent to the Publishing Spin-off and totaled $3 million and $4 million, respectively. Based on contributions reported in the most recent Form 5500 for the largest multiemployer pension plan, the Company’s contributions represent less than 5% of the plan’s total contributions. No multiemployer pension plan contributed to by the Company was individually significant. The Pension Protection Act of 2006 (“PPA”) zone status as of December 31, 2015 for the AFTRA Retirement Plan, which represented 93% of the Company’s contributions in 2015, was green based on the plan’s year-end at December 31, 2014. Pursuant to the PPA, a plan in the green zone is at least 80% funded. The Company’s participation in other plans was immaterial in 2015.
Postretirement Benefits Other Than Pensions—The Company provides postretirement health care and life insurance benefits to eligible employees under a variety of plans. There is some variation in the provisions of these plans, including different provisions for lifetime maximums, prescription drug coverage and certain other benefits. In 2015, the Company notified certain employees that it will no longer offer retiree medical coverage to employees who retire after January 1, 2016 as well as revised benefits for a certain group of plan participants that was effective January 1, 2016. These plan changes decreased the Company’s other postretirement benefit obligation by $4 million. This unrecognized gain will be recognized as amortization of prior service credits over 10 years, which represents the average remaining life expectancy of plan participants.
Obligations and Funded Status—As discussed in Note 1, the Company recognizes the overfunded or underfunded status of its defined benefit pension and other postretirement plans as an asset or liability in its Consolidated Balance Sheets and recognizes changes in that funded status in the year in which changes occur through comprehensive (loss) income.
Summarized information for the Company’s defined benefit pension plans and other postretirement plans is provided below (in thousands):

	Pension Plans		Other Postretirement Plans
	December 31, 2015	December 28, 2014	December 31, 2015	December 28, 2014
Change in benefit obligations:
Projected benefit obligations, beginning of year	$2,124,373	$1,794,470	$14,005	$62,072
Service cost	709	463	81	328
Interest cost	81,815	82,109	451	1,466
Plan amendments	—	—	(3,887)	—
Impact of Medicare Reform Act	—	—	72	78
Actuarial (gain) loss	(114,431)	353,374	726	(2,224)
Benefits paid	(105,495)	(106,043)	(1,393)	(3,821)
Liability distributed in Publishing Spin-off	—	—	—	(43,894)
Projected benefit obligations, end of year	1,986,971	2,124,373	10,055	14,005
Change in plans’ assets:
Fair value of plans’ assets, beginning of year	1,655,257	1,595,294	—	—
Actual return on plans’ assets	(19,113)	155,456	—	—
Employer contributions	249	10,550	1,393	3,821
Benefits paid	(105,495)	(106,043)	(1,393)	(3,821)
Fair value of plans’ assets, end of year	1,530,898	1,655,257	—	—
Funded (under funded) status of the plans	$(456,073)	$(469,116)	$(10,055)	$(14,005)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts recognized in the Company’s Consolidated Balance Sheets consisted of (in thousands):

	Pension Plans		Other Postretirement Plans
	December 31, 2015	December 28, 2014	December 31, 2015	December 28, 2014
Employee compensation and benefits	$—	$—	$(1,409)	$(1,495)
Pension obligations, net	(456,073)	(469,116)	—	—
Postretirement medical, life and other benefits	—	—	(8,646)	(12,510)
Net amount recognized	$(456,073)	$(469,116)	$(10,055)	$(14,005)
The accumulated benefit obligation, which excludes the impact of future compensation increases, for all defined benefit pension plans was $1.987 billion and $2.124 billion at December 31, 2015 and December 28, 2014, respectively.
The components of net periodic benefit cost for Company-sponsored plans were as follows (in thousands):

	Pension Plans				Other Postretirement Plans
	Successor			Predecessor	Successor			Predecessor
	2015	2014	2013	Dec. 31, 2012	2015	2014	2013	Dec. 31, 2012
Service cost	$709	$463	$616	$—	$81	$328	$559	$—
Interest cost	81,815	82,109	74,489	—	451	1,466	1,994	—
Expected return on plans’ assets	(111,690)	(113,056)	(109,885)	—	—	—	—	—
Recognized actuarial (gain) loss	—	(159)	—	—	25	(22)	—	—
Amortization of prior service credits	—	—	—	—	(81)	—	—	—
Net periodic benefit cost (credit)	$(29,166)	$(30,643)	$(34,780)	$—	$476	$1,772	$2,553	$—
Adjustments to non-qualified pension plans (1)	$—	$—	$—	$(49,295)	$—	$—	$—	$—

(1)
On the Effective Date, the Predecessor’s obligations with respect to its non-qualified pension plans were reduced from $75 million to $26 million, which were paid under the Plan on or subsequent to the Effective Date. As a result, the Predecessor recognized a pretax gain of $49 million which was included in reorganization items, net in the Predecessor’s Consolidated Statement of Operations for December 31, 2012.

The amounts of net periodic benefit cost for Company-sponsored other post retirement plans applicable to continuing and discontinued operations were as follows (in thousands):

	Other Postretirement Plans
	2015	2014	2013
Continuing operations	$476	$605	$556
Discontinued operations	—	1,167	1,997
Net periodic benefit cost	$476	$1,772	$2,553

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Amounts included in the accumulated other comprehensive (loss) income component of shareholder’s equity (deficit) for Company-sponsored plans were as follows (in thousands):

	Pension Plans		Other Postretirement Plans		Total
	December 31, 2015	December 28, 2014	December 31, 2015	December 28, 2014	December 31, 2015	December 28, 2014
Unrecognized net actuarial losses, net of tax	$(59,217)	$(49,262)	$(488)	$(61)	$(59,705)	$(49,323)
Unrecognized prior service credits, net of tax	—	—	2,314	—	2,314	—
Total	$(59,217)	$(49,262)	$1,826	$(61)	$(57,391)	$(49,323)
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
Assumptions—Weighted average assumptions used each year in accounting for pension benefits and other postretirement benefits were as follows:

	Pension Plans		Other Postretirement Plans
	2015	2014	2015	2014
Discount rate for expense through Publishing Spin-Off (1)	N/A	4.70%	N/A	3.95%
Discount rate for expense following Publishing Spin-Off (1)	3.95%	4.70%	3.30%	3.35%
Discount rate for obligations	4.30%	3.95%	3.45%	3.30%
Increase in future salary levels for expense	3.50%	3.50%	—	—
Increase in future salary levels for obligations	3.50%	3.50%	—	—
Long-term rate of return on plans’ assets for expense	7.25%	7.50%	—	—

(1)
In connection with the Publishing Spin-off, the Company distributed to Tribune Publishing approximately $44 million of postretirement health care and life insurance liabilities. As a result, the Company remeasured its remaining other post retirement plan obligations as of the date of the Publishing Spin-off.

The Company utilizes the Aon Hewitt AA-Only Bond Universe Yield Curve (the “Aon Hewitt Yield Curve”) for discounting future benefit obligations and calculating interest cost. The Aon Hewitt Yield Curve represents the yield on high quality (AA and above) corporate bonds that closely match the cash flows of the estimated payouts for the Company’s benefit obligations.
The Company used a multi-pronged approach to determine its 7.25% assumption for the long-term expected rate of return on pension plan assets. This approach included a review of actual historical returns achieved and anticipated long-term performance of each asset class. See the “Plan Assets” section below for further information.
For purposes of measuring postretirement health care costs for 2015, the Company assumed a 7.5% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2023 and remain at that level thereafter. For purposes of measuring postretirement health care obligations at December 31, 2015, the Company assumed a 6.0% annual rate of increase in the per capita cost of covered health care benefits. The rate was assumed to decrease gradually to 5.0% for 2024 and remain at that level thereafter.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Assumed health care cost trend rates have a significant effect on the amounts reported for health care plans. As of December 31, 2015, a 1% change in assumed health care cost trend rates would have the following effects (in thousands):

	1% Increase	1% Decrease
Service cost and interest cost	$25	$(22)
Projected benefit obligation	$283	$(257)
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
The actual allocations for the pension assets at December 31, 2015 and December 28, 2014 and target allocations by asset class were as follows:

	Percentage of Plan Assets
	Actual Allocations		Target Allocations
Asset category:	2015	2014	2015	2014
Equity securities	51.5%	51.9%	50.0%	50.0%
Fixed income securities	41.6%	41.4%	45.0%	45.0%
Cash and other short-term investments	1.1%	1.8%	—	—
Other alternative investments	5.8%	4.9%	5.0%	5.0%
Total	100.0%	100.0%	100.0%	100.0%
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
Alternative investments include investments in private real estate assets, private equity funds and venture capital funds. The private equity and venture capital investments use the median internal rate of return for the given strategy and vintage year in the VentureXpert database as their benchmarks. The real estate assets use the National Council of Real Estate Investment Fiduciaries Property Index as their benchmark.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following tables set forth, by asset category, the Company’s pension plan assets as of December 31, 2015 and December 28, 2014, using the fair value hierarchy established under ASC Topic 820 and described in Note 11 (in thousands):

	Pension Plan Assets as of December 31, 2015
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$585,719	$—	$—	$585,719
Common/collective trusts	—	114,471	—	114,471
103-12 investment entity	—	159,975	—	159,975
International equity limited partnership	—	38,857	—	38,857
Fixed income:
U.S. government securities	—	167,969	—	167,969
Corporate bonds	—	246,739	—	246,739
Mortgage-backed and asset-backed securities	—	29,473	—	29,473
Other	—	26,582	—	26,582
Pooled separate account	—	18,221	—	18,221
Loan fund limited partnership	—	29,852	—	29,852
Real estate	—	—	86,909	86,909
Private equity limited partnerships	—	—	456	456
Venture capital limited partnerships	—	—	1,469	1,469
Total pension plan assets measured at fair value	$585,719	$832,139	$88,834	1,506,692
Pension plan assets measured at contract value:
Insurance contracts				24,206
Total pension plan assets				$1,530,898

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Pension Plan Assets as of December 28, 2014
	Level 1	Level 2	Level 3	Total
Pension plan assets measured at fair value:
Registered investment companies	$675,548	$—	$—	$675,548
Common/collective trusts	—	127,805	—	127,805
103-12 investment entity	—	164,168	—	164,168
International equity limited partnership	—	46,539	—	46,539
Fixed income:
U.S. government securities	—	174,201	—	174,201
Corporate bonds	—	246,737	—	246,737
Mortgage-backed and asset-backed securities	—	33,828	—	33,828
Other	—	30,578	—	30,578
Pooled separate account	—	19,669	—	19,669
Loan fund limited partnership	—	31,044	—	31,044
Real estate	—	—	77,731	77,731
Private equity limited partnerships	—	—	1,461	1,461
Venture capital limited partnerships	—	—	2,015	2,015
Total pension plan assets measured at fair value	$675,548	$874,569	$81,207	1,631,324
Pension plan assets measured at contract value:
Insurance contracts				23,933
Total pension plan assets				$1,655,257
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
The following tables set forth a summary of changes in the fair value of the Company’s pension plan Level 3 assets for the years ended December 31, 2015 and December 28, 2014 (in thousands):

	2015
	Real Estate	Private Equity Limited Partnerships	Venture Capital Limited Partnerships
Balance, beginning of year	$77,731	$1,461	$2,015
Realized net gains	2,032	46	—
Unrealized net gains (losses)	8,580	(19)	(521)
Transfers out of Level 3 investments	(588)	(46)	—
Purchases	1,371	—	—
Sales	(2,217)	(986)	(25)
Balance, end of year	$86,909	$456	$1,469

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2014
	Real Estate	Private Equity Limited Partnerships	Venture Capital Limited Partnerships
Balance, beginning of year	$71,580	$2,389	$2,150
Realized net gains (losses)	4,003	1	—
Unrealized net gains	5,551	(680)	(56)
Transfers out of Level 3 investments	(2,447)	(1)	—
Purchases	1,212	—	—
Sales	(2,168)	(248)	(79)
Balance, end of year	$77,731	$1,461	$2,015
Cash Flows—In 2015, the Company made contributions of $0.2 million to certain of its qualified pension plans and $1 million to its other postretirement plans. The Company does not expect to contribute to its qualified pension plans and expects to contribute $1 million to its other postretirement plans in 2016.
Expected Future Benefit Payments—Benefit payments expected to be paid under the Company’s qualified pension plans and other postretirement benefit plans are summarized below (in thousands). The benefit payments reflect expected future service, as appropriate.

	Qualified Pension Plan Benefits	Other Postretirement Benefits
2016	$114,523	$1,409
2017	$116,909	$1,293
2018	$119,720	$1,157
2019	$121,530	$1,048
2020	$123,001	$942
Thereafter	$627,912	$3,460
Defined Contribution Plans—The Company maintains various qualified 401(k) savings plans, which permit eligible employees to make voluntary contributions on a pretax basis. The plans allow participants to invest their savings in various investments. Effective January 1, 2010, the Company amended the Tribune Company 401(k) Savings Plan to provide for a matching contribution paid by the Company of 100% on the first 2% of eligible pay contributed by eligible employees and 50% on the next 4% of eligible pay contributed. The Tribune Company 401(k) Savings Plan was also amended to provide for an annual discretionary profit sharing contribution tied to the Company achieving certain financial targets. The Company made contributions of $14 million, $21 million and $28 million, to certain of its defined contribution plans in 2015, 2014 and 2013, respectively. The Company’s contributions for 2013 include a $6 million discretionary profit sharing contribution for the 2012 plan year which was recorded as an expense in 2012 but not allocated to the accounts of eligible employees until the first quarter of 2013. During 2015, 2014 and 2013, the Company recorded compensation expense related to its defined contribution plans from continuing operations of $15 million, $14 million and $6 million, respectively. These expenses are included in selling, general and administrative expenses in the Company’s Consolidated Statements of Operations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 16: CAPITAL STOCK
Common Stock and Warrants—As of the Effective Date, Reorganized Tribune Company issued 78,754,269 shares of Class A Common Stock and 4,455,767 shares of Class B Common Stock. As described in Note 3, certain creditors that were entitled to receive Common Stock, either voluntarily elected to receive Class B Common Stock in lieu of Class A Common Stock or were allocated Class B Common Stock in lieu of Class A Common Stock in order to comply with the FCC’s ownership rules and requirements. The Class A Common Stock and Class B Common Stock generally provide identical economic rights, but holders of Class B Common Stock have limited voting rights, including that such holders have no right to vote in the election of directors. Subject to the ownership limitations described below, each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock, in each case, at the option of the holder at any time. During the years ended December 31, 2015, December 28, 2014, and December 29, 2013 on a net basis, 2,432,478, 772,042, and 1,389,119 shares, respectively, of Class B Common Stock were converted into 2,432,478, 772,042 and 1,389,119 shares, respectively, of Class A Common Stock.
In addition, on the Effective Date, Reorganized Tribune Company entered into the Warrant Agreement, pursuant to which the Company issued 16,789,972 Warrants to purchase Common Stock. The Company issued the Warrants in lieu of Common Stock to creditors that were otherwise eligible to receive Common Stock in connection with the implementation of the Plan in order to comply with the FCC’s foreign ownership restrictions. Each Warrant entitles the holder to purchase from the Company, at the option of the holder and subject to certain restrictions set forth in the Warrant Agreement and described below, one share of Class A Common Stock or one share of Class B Common Stock at an exercise price of $0.001 per share, subject to adjustment and a cashless exercise feature. The Warrants may be exercised at any time on or prior to December 31, 2032. During the years ended December 31, 2015, December 28, 2014, and December 29, 2013 1,718,652, 4,875,048 and 9,904,963 Warrants, respectively, were exercised for 1,718,645, 4,850,072 and 9,786,411 shares, respectively, of Class A Common Stock and nil, 24,944 and 118,533 shares, respectively, of Class B Common Stock. In addition, 9,536 shares, 5,682 shares and 4,077 shares of Class A Common Stock were issued in the form of unrestricted stock awards to certain members of the Board as compensation for retainer fees in 2015, 2014 and 2013, respectively (see Note 17 for further information). At December 31, 2015, the following amounts were issued: 291,309 Warrants, 100,015,546 shares of Class A Common Stock, of which 7,670,216 were held in treasury, and 5,605 shares of Class B Common Stock.
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

Common Stock Repurchases—On October 13, 2014, the Board authorized a stock repurchase program, under which the Company could repurchase up to $400 million of its outstanding Class A Common Stock in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During 2014, the Company repurchased 1,101,160 shares in open market transactions for $68 million at an average price of $61.58 per share which included 125,566 shares, valued at $8 million, for which the Company placed trades prior to December 28, 2014 that were not settled until the first three business days of the first quarter of 2015. During fiscal 2015, the Company repurchased 6,569,056 shares of Class A

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

Common Stock in open market transactions for $332 million at an average price of $50.59 per share. As of December 31, 2015, the Company repurchased the full $400 million of outstanding Class A Common Stock authorized under the repurchase program.
On February 24, 2016, the Board authorized a new stock repurchase program, under which the Company may repurchase up to $400 million of its outstanding Class A Common Stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations.
Special Cash Dividend—On March 5, 2015, the Board authorized and declared a special cash dividend of $6.73 per share of Common Stock (the “Special Cash Dividend”), which was paid on April 9, 2015 to holders of record of Common Stock at the close of business on March 25, 2015. In addition, pursuant to the terms of the Warrant Agreement, the Company made a cash payment of $6.73 per Warrant on April 9, 2015 to holders of record of Warrants at the close of business on March 25, 2015. The total aggregate payment on April 9, 2015 totaled $649 million, including the payment to holders of Warrants.
Quarterly Cash Dividends—The Board declared quarterly cash dividends per share on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2015
	Per Share	Total Amount
Second quarter	$0.25	$24,100
Third quarter	0.25	23,620
Fourth quarter	0.25	23,555
Total quarterly cash dividends declared and paid	$0.75	$71,275
On February 24, 2016, the Board declared a quarterly cash dividend of $0.25 per share to be paid on March 24, 2016 to holders of record of Common Stock and Warrants as of March 10, 2016.
The payment of the cash dividends also results in the issuance of Dividend Equivalent Units (“DEUs”) to holders of RSUs and PSUs each, as defined and described in Note 17. The DEUs will be reinvested in RSUs and PSUs and settled concurrently with the vesting of associated RSUs and PSUs. Pursuant to the Company’s policy, the forfeitable DEUs and dividends payable in cash are treated as a reduction of retained (deficit) earnings.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 17: STOCK-BASED COMPENSATION
On March 1, 2013, the Compensation Committee of the Board adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) for the purpose of granting stock awards to directors, officers and employees of the Company and its subsidiaries. Stock awarded pursuant to the Equity Incentive Plan is limited to five percent of the outstanding Common Stock on a fully diluted basis as of the Effective Date. There are 5,263,000 shares of Common Stock authorized for issuance under the Equity Incentive Plan. As of December 31, 2015, the Company had 2,408,731 shares of Common Stock available for grant.
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
NSO and RSU awards generally vest 25% on each anniversary of the date of the grant. Under the Equity Incentive Plan, the exercise price of an NSO award cannot be less than the market price of the Common Stock at the time the NSO award is granted and has a maximum contractual term of 10 years. PSU awards cliff vest at the end of the two-year and three-year performance periods, depending on the period specified in each respective PSU agreement. The number of PSUs that ultimately vest depends on the Company’s performance relative to specified financial targets for fiscal years 2015, 2016 and 2017. Additionally, RSUs and PSUs are entitled to DEUs. See Note 16 for further information. Restricted and unrestricted stock awards have been issued to certain members of the Board as compensation for retainer fees and long-term awards. Restricted stock awards issued during the second quarter of 2013 vested in 33% increments on December 31, 2013, December 31, 2014 and December 31, 2015. The Company intends to facilitate settlement of all vested awards in Common Stock, with the exception of certain RSUs granted to non-US based employees, which the Company expects to settle in cash.
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
In connection with the Publishing Spin-off, and pursuant to the terms of the Equity Incentive Plan, the number of Tribune Media Company employees’ outstanding equity awards, and the exercise price of the NSOs, were adjusted to preserve the fair value of the awards immediately before and after the Publishing Spin-off. The conversion ratio (the “Spin-off Ratio”) used to adjust the awards was based on the ratio of (a) the sum of the pre-spin Tribune Media Company closing stock price and the Tribune Publishing closing stock price (adjusted for the 4-for-1 distribution ratio) on the day prior to the Publishing Spin-off to (b) the post-spin Tribune Media Company closing stock price on the day of the Publishing Spin-off. As the above adjustments were made pursuant to existing anti-dilution provisions of the Equity Incentive Plan, which provisions also address other changes in capital structure

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

such as dividends (other than regular dividends), stock splits, mergers or other changes in control events, the Company did not record any incremental compensation expense related to the conversion of the Equity Awards. The Equity Awards continue to vest over the original vesting period, as described above. All nonvested Equity Awards of the Company’s employees that became employees of Tribune Publishing were cancelled as Tribune Publishing replaced the Equity Awards for its employees with new equity awards in its stock. The combined impact of this award activity is collectively referred to as the “Spin-off Adjustments.” The Spin-off Adjustments resulted in the net decrease of approximately 90,525 outstanding Equity Awards, which are separately included in the line item “Adjustments due to Publishing Spin-off” in the tables below.
The awards held as of August 4, 2014 by Tribune Media Company employees were modified as follows:

•
Non-Qualified Stock Options - The number of NSOs outstanding as of the date of the Publishing Spin-off was increased via the calculated Ratio and the strike price of NSOs was decreased via the Spin-off Ratio in order to preserve the intrinsic value of NSOs.

•	Restricted Stock Units - The number of outstanding RSUs as of the date of the Publishing Spin-off was increased utilizing the calculated Spin-off Ratio in order to preserve the fair value of RSUs.

•	Performance Share Units - The number of outstanding PSUs as of the date of the Publishing Spin-off was increased utilizing the calculated Spin-off Ratio in order to preserve the fair value of PSUs.
In connection with the Special Cash Dividend (see Note 16), and pursuant to the terms of the Equity Incentive Plan, the number of the Company’s employees’ outstanding equity awards, and the exercise price of the NSOs, were adjusted to preserve the fair value of the awards immediately before and after the Special Cash Dividend. The Company’s Class A Common Stock began trading ex-dividend on March 23, 2015 (the “Ex-dividend Date”). The conversion ratio (the “Ratio”) used to adjust the awards was based on the ratio of (a) unaffected closing price of Class A Common Stock on the day before the Ex-dividend Date to (b) the opening price of Class A Common Stock on the Ex-dividend Date. As the above adjustments were made pursuant to existing anti-dilution provisions of the Equity Incentive Plan, the Company did not record any incremental compensation expense related to the conversion of the Equity Awards. The Equity Awards continue to vest over the original vesting period, as described above. The combined impact of this award activity is collectively referred to as the “Adjustments.” The Adjustments increased outstanding Equity Awards by 251,537 shares, which are separately included in the line item “Adjustments due to the Special Cash Dividend” in the tables below.
The awards held as of the Ex-dividend Date by Company employees were modified as follows:

•
Non-Qualified Stock Options - The number of NSOs outstanding as of the Ex-dividend Date was increased via the calculated Ratio and the strike price of NSOs was decreased via the Ratio in order to preserve the fair value of NSOs;

•	Restricted Stock Units - The number of outstanding RSUs as of the Ex-dividend Date was increased utilizing the calculated Ratio in order to preserve the fair value of RSUs; and

•	Performance Share Units - The number of outstanding PSUs as of the Ex-dividend Date was increased utilizing the calculated Ratio in order to preserve the fair value of PSUs.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table provides the weighted-average assumptions used to determine the fair value of NSO awards granted during 2015 and 2014:

	2015	2014
Risk-free interest rate	1.71%	1.95%
Expected dividend yield (1)	0.17%	0.00%
Expected stock price volatility	44.47%	54.05%
Expected life (in years)	6.25	6.24

(1) Prior to the Board’s approval of quarterly dividends in the second quarter of 2015, the Company utilized a 0% expected dividend yield assumption in its Black-Scholes calculations.
The Company determines the fair value of PSU, RSU and unrestricted and restricted stock awards by reference to the quoted market price of the Class A Common Stock on the date of the grant.
Stock-based compensation expense for the year ended December 31, 2015 totaled $32 million. Stock-based compensation expense for the years ended December 28, 2014 and December 29, 2013, including the expense attributable to Tribune Publishing prior to the Publishing Spin-off, totaled $28 million and $7 million, respectively.
A summary of activity, weighted average exercise prices and weighted average fair values related to the NSOs is as follows (shares in thousands). For NSOs granted prior to the Publishing Spin-off, the weighted-average exercise prices and fair values in the table below reflect the historical values without giving effect to the Publishing Spin-off, unless otherwise specified. As noted above, on August 4, 2014, an adjustment was made to convert the exercises prices for options outstanding as of the date of the Publishing Spin-off. For NSOs granted prior to the Ex-dividend Date, the weighted-average exercise prices reflect the historical values without giving effect to the Special Cash Dividend. As noted above, as of the Ex-dividend Date, an adjustment was made to convert the number of outstanding options and the exercise prices to preserve the fair value of the awards.

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 31, 2012	—	$—	$—	—	$—
Granted	375	57.27	27.97
Forfeited	(23)	56.60	27.53
Outstanding, December 29, 2013	352	$57.32	$28.00	9.4	$7,134
Granted	770	79.59	42.24
Exercised	(25)	56.93	27.79
Cancelled	(4)	56.73	27.82
Forfeited	(84)	66.60	34.21
Adjustments due to the Publishing Spin-off (1)	(34)	*	*
Outstanding, December 28, 2014 (2)	975	$70.90	$37.15	9.0	$1,164

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Shares	Weighted Avg. Exercise Price	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)	Aggregate Intrinsic Value (In thousands)
Outstanding, December 28, 2014 (2)	975	$70.90	$37.15	9.0	$1,164
Granted	449	57.91	25.81
Exercised	(3)	49.40	23.86
Cancelled	(31)	64.01	33.63
Forfeited	(160)	60.20	29.88
Adjustment due to the Special Cash Dividend	145	*	*
Outstanding, December 31, 2015 (2)	1,375	$60.62	$30.47	8.3	$—
Vested and exercisable, December 31, 2015 (2)	287	$61.68	$32.02	7.6	$—

*	Not meaningful

(1)
As of the date of the Publishing Spin-off, 90,086 of NSOs attributable to employees of Tribune Publishing were cancelled, offset by an increase of 56,071 NSOs to preserve the intrinsic value of outstanding NSOs attributable to Tribune Media Company employees, while also preserving the fair value of the awards immediately before and after the Publishing Spin-off.

(2)
The weighted average exercise price and weighted-average fair value of options outstanding as of December 28, 2014 and December 31, 2015 reflect the adjustments to the awards as a result of the Publishing Spin-off and the Special Cash Dividend, respectively.

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

	Shares	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)
Outstanding, December 31, 2012	—	$—
Granted	422	57.64
Forfeited	(20)	56.60
Outstanding, December 29, 2013	402	$57.69	3.1
Granted	521	78.58
Vested	(149)	63.70
Forfeited	(86)	68.10
Adjustments due to the Publishing Spin-off (1)	(55)	*
Outstanding and nonvested, December 28, 2014	633	$68.76	2.7

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	Shares	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)
Outstanding and nonvested, December 28, 2014	633	$68.76	2.7
Granted	457	57.18
Dividend equivalent units granted	16	41.71
Vested	(203)	66.65
Forfeited	(151)	58.80
Dividend equivalent units forfeited	(1)	44.26
Adjustment due to the Special Cash Dividend	89	*
Outstanding and nonvested, December 31, 2015 (2)(3)	840	$58.39	2.3

* Not meaningful

(1)
As of the date of the Publishing Spin-off, 94,365 of RSUs attributable to employees of Tribune Publishing were cancelled, offset by an increase of 38,846 RSUs to preserve the fair value of outstanding RSUs attributable to Tribune Media Company employees.

(2) Includes 7,906 RSUs which were granted to foreign employees and which the Company expects to settle in cash. These RSUs generally vest over a four year period. The fair value of these RSUs at December 31, 2015 was not material.
(3) The weighted average fair value of outstanding RSUs as of December 31, 2015 reflects the adjustment for the Special Cash Dividend.

A summary of activity and weighted average fair values related to the restricted and unrestricted stock awards is as follows (shares in thousands):

	Shares	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)
Outstanding, December 31, 2012	—	$—
Granted	38	57.50
Vested	(4)	56.90
Outstanding, December 29, 2013	34	$57.58	2.0
Granted	6	77.40
Vested	(23)	63.74
Outstanding and nonvested, December 28, 2014	17	$56.80	1.0
Granted	12	60.07
Vested	(27)	58.24
Forfeited	(2)	56.80
Outstanding and nonvested, December 31, 2015	—	$—	0.0

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

A summary of activity and weighted average fair values related to the PSUs is as follows (shares in thousands). For PSUs granted prior to the Ex-dividend Date, the weighted-average fair values reflect the historical values without giving effect to the Special Cash Dividend. As noted above, as of the Ex-dividend Date, an adjustment was made to increase the number of outstanding PSUs to preserve the fair value of the awards.

	Shares	Weighted Avg. Fair Value	Weighted Avg. Remaining Contractual Term (in years)
Outstanding December 29, 2013	—	$—	—
Granted	55	79.16
Forfeited	(11)	75.92
Adjustment due to the Publishing Spin-off (1)	(1)	*
Outstanding and nonvested, December 28, 2014	43	$74.35	1.3
Granted (2)	66	68.10
Dividend equivalent units granted	3	41.86
Forfeited	(17)	64.89
Adjustment due to Special Cash Dividend (2)	12	*
Outstanding and nonvested, December 31, 2015 (2)(3)	107	$65.50	0.6

* Not meaningful

(1)
As of the date of the Publishing Spin-off, 7,936 of PSUs attributable to employees of Tribune Publishing were cancelled, offset by an increase of 6,945 PSUs to preserve the fair value of outstanding PSUs attributable to Tribune Media Company employees.

(2) Represents shares of PSUs for which performance targets have been established and which are deemed granted under U.S. GAAP. An additional adjustment of 5,907 PSUs which have not yet been deemed granted under U.S. GAAP is not reflected in the table above.
(3) The weighted average fair value of outstanding PSUs as of December 31, 2015 reflects the adjustment for the Special Cash Dividend.
As of December 31, 2015, the Company had not yet recognized compensation cost on nonvested awards as follows (in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period (in years)
Nonvested awards	$58,686	2.3
NOTE 18: EARNINGS PER SHARE
The Company computes earnings (loss) per common share (“EPS”) from continuing operations, discontinued operations and net earnings per common share under the two-class method which requires the allocation of all distributed and undistributed earnings to common stock and other participating securities based on their respective rights to receive distributions of earnings or losses. The Company’s Class A Common Stock and Class B Common Stock equally share in distributed and undistributed earnings. The Company accounts for the Warrants as participating securities, as holders of the Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company’s earnings concurrently with such distributions made to the holders of Common Stock, subject to certain restrictions relating to FCC rules and

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

requirements. Under the terms of the Company’s RSU and PSU agreements, unvested RSUs and PSUs contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of December 31, 2015, there were 17,433 DEUs outstanding, which will vest at the time that the underlying RSU or PSU vests.
The Company computes basic EPS by dividing (loss) income from continuing operations, income (loss) from discontinued operations, and net (loss) income, respectively, applicable to common shares by the weighted average number of common shares outstanding during the period. In accordance with the two-class method, undistributed earnings applicable to the Warrants have been excluded from the computation of basic EPS. Diluted EPS is computed by dividing (loss) income from continuing operations, income (loss) from discontinued operations, and net (loss) income, respectively, by the weighted average number of common shares outstanding during the period as adjusted for the assumed exercise of all outstanding stock awards. The calculation of diluted EPS assumes that stock awards outstanding were exercised at the beginning of the period. The Warrants and stock awards are included in the calculation of diluted EPS only when their inclusion in the calculation is dilutive.
ASC Topic 260, “Earnings per Share,” states that the presentation of basic and diluted EPS is required only for common stock and not for participating securities. For the years ended December 31, 2015, December 28, 2014 and December 29, 2013, 877,233, 3,372,145 and 11,965,432, respectively, of the weighted-average Warrants outstanding have been excluded from the below table. The calculation of basic and diluted EPS is presented below (in thousands, except for per share data):

	2015	2014	2013
EPS numerator:
(Loss) income from continuing operations, as reported	$(319,918)	$463,111	$162,942
Less: Dividends distributed to Warrants	325	—	—
Less: Undistributed earnings allocated to Warrants	—	15,562	19,497
(Loss) income from continuing operations attributable to common shareholders for basic EPS	$(320,243)	$447,549	$143,445
Add: Undistributed earnings allocated to dilutive securities (1)	—	38	33
(Loss) income from continuing operations attributable to common shareholders for diluted EPS	$(320,243)	$447,587	$143,478

Income from discontinued operations, as reported	$—	$13,552	$78,613
Less: Undistributed earnings allocated to Warrants	—	502	9,406
Income from discontinued operations attributable to common shareholders for basic and diluted EPS (1)	$—	$13,050	$69,207

Net (loss) income attributable to common shareholders for basic EPS	$(320,243)	$460,599	$212,652

Net (loss) income attributable to common shareholders for diluted EPS	$(320,243)	$460,637	$212,685

EPS denominator:
Weighted average shares outstanding - basic	94,686	96,689	88,037
Impact of dilutive securities (1)	—	234	114
Weighted average shares outstanding - diluted	94,686	96,923	88,151

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2015	2014	2013
Basic (Loss) Earnings Per Common Share from:
Continuing Operations	$(3.38)	$4.63	$1.63
Discontinued Operations	—	0.13	0.79
Net (loss) income attributable to common shareholders	$(3.38)	$4.76	$2.42

Diluted (Loss) Earnings Per Common Share from:
Continuing Operations	$(3.38)	$4.62	$1.62
Discontinued Operations	—	0.13	0.79
Net (loss) income attributable to common shareholders	$(3.38)	$4.75	$2.41

(1)
The impact of dilutive securities associated with Equity Awards held by Tribune Publishing employees is immaterial. As such, all of the impact of dilutive securities has been allocated to diluted EPS from continuing operations.

Since the Company was in a net loss position for the year ended December 31, 2015, there was no difference between the number of shares used to calculate basic and diluted loss per share. Because of their anti-dilutive effect, 2,002,476, 651,774 and 58,355 common share equivalents, comprised of NSOs, PSUs and RSUs, have been excluded from the diluted EPS calculation for the years ended December 31, 2015, December 28, 2014 and December 29, 2013, respectively.
NOTE 19: ACCUMULATED OTHER COMPREHENSIVE (LOSS) INCOME
The Company’s accumulated other comprehensive (loss) income includes unrecognized benefit plan gains and losses, unrealized gains and losses on marketable securities classified as available-for-sale, and foreign currency translation adjustments. Accumulated other comprehensive (loss) income is a separate component of shareholder’s equity in the Company’s Consolidated Balance Sheets.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes the activity for each component of accumulated other comprehensive (loss) income (in thousands):

	Unrecognized Benefit Plan Gains and Losses	Foreign Currency Translation Adjustments (2)	Unrecognized Gain on Marketable Securities	Total
Balance at December 30, 2012 (Predecessor)	$(905,314)	$(2,810)	$—	$(908,124)
Fresh-start reporting adjustments to eliminate Predecessor's accumulated other comprehensive income (loss), net of taxes of $163,183 and $(543), respectively (1)	905,314	2,810	—	908,124
Balance at December 31, 2012 (Successor)	—	—	—	—
Other comprehensive income	140,590	95	—	140,685
Balance at December 29, 2013 (Successor)	140,590	95	—	140,685
Distributed in Publishing Spin-off	(2,083)	(7)	—	(2,090)
Other comprehensive (loss) income	(187,830)	(2,753)	5,447	(185,136)
Balance at December 28, 2014 (Successor)	(49,323)	(2,665)	5,447	(46,541)
Other comprehensive loss	(8,068)	(13,099)	(3,308)	(24,475)
Balance at December 31, 2015 (Successor)	$(57,391)	$(15,764)	$2,139	$(71,016)

(1)
As a result of the adoption of fresh-start reporting, amounts included in the Predecessor’s accumulated other comprehensive (loss) income at December 30, 2012 were eliminated. As a result, the Company recorded $1.071 billion of previously unrecognized pretax losses in reorganization items, net in the Predecessor’s Consolidated Statement of Operations for December 31, 2012. The net balance at December 30, 2012 of $(905) million for benefit plans was comprised of $(948) million related to pension plans and $43 million related to other postretirement plans.

(2)
The changes included a loss of $2 million in each of 2015 and 2014, net of taxes, and an immaterial impact for 2013, related to the Company’s 32.1% investment interest in CareerBuilder and the Company’s 31.3% investment interest in TV Food Network. See Note 9 for the discussion of the Company’s equity-method investments.

NOTE 20: RELATED PARTY TRANSACTIONS
The Company’s company-sponsored pension plan assets include an investment in a loan fund limited partnership managed by Oaktree Capital Management, L.P., which is affiliated with Oaktree Tribune, L.P., a principal shareholder of Tribune Media Company. The fair value of this investment was $30 million and $31 million at December 31, 2015 and December 28, 2014, respectively. The pension plan assets have included an investment in this fund since 2008.
Oaktree is affiliated with funds that held between 10% and 15% of the outstanding shares of HWW at the time the Company’s acquisition of HWW (see Note 5) was consummated and accordingly received a proportional share of the purchase price. The entry into the agreement was approved by the Company’s Audit Committee in accordance with the terms of the Company’s related person transactions policy.
The Secured Credit Facility syndicate of lenders includes funds affiliated with Oaktree. These funds held $38 million and $56 million of the Company’s Term B Loans and Former Term Loans at December 31, 2015 and December 28, 2014, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 21: BUSINESS SEGMENTS
The Company is a diversified media and entertainment company comprised of 42 television stations that are either owned by the Company or owned by others, but to which the Company provides certain services, along with a national general entertainment cable network, a production studio, a radio station, a digital and data technology business, a portfolio of real estate assets and investments in a variety of media, websites and other related assets that conducts its operations through two business segments: Television and Entertainment and Digital and Data. Following the Publishing Spin-off, the Company had realigned and renamed its reportable segments (see Note 2 for further information). The Company’s new reportable segments reflect the manner in which the Company sells its products to the marketplace and the manner in which it manages its operations and makes business decisions.
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
Television and Entertainment—The Company’s Television and Entertainment segment provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America, including content produced by Tribune Studios and its production partners. Tribune Broadcasting owns or operates 42 local television stations, including the three stations to which we provide certain services under SSAs with Dreamcatcher, and consists of 14 FOX television affiliates, 13 CW Network, LLC television affiliates, 6 CBS television affiliates, 3 ABC television affiliates, 2 NBC television affiliates and 4 independent television stations. Additionally, the Television and Entertainment segment includes the digital multicast network services through Antenna TV and through the operation and distribution of THIS TV; WGN America, a national general entertainment cable network; Tribune Studios, a development and production studio; and radio program services on WGN-AM, a Chicago radio station.
Digital and Data— The Company’s Digital and Data operations provide innovative technology and services that collect, create and distribute video, music, sports and entertainment data primarily through wholesale distribution channels to consumers globally.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

The following table summarizes business segment financial data for the fiscal years ended December 31, 2015, December 28, 2014 and December 29, 2013 (in thousands):

	2015	2014	2013
Operating Revenues from Continuing Operations (1)
Television and Entertainment	$1,749,635	$1,725,641	$1,021,586
Digital and Data	211,527	168,926	72,055
Corporate and Other	49,298	54,792	53,599
Total operating revenues	$2,010,460	$1,949,359	$1,147,240
Operating (Loss) Profit from Continuing Operations (1)(2)
Television and Entertainment	$(174,955)	$337,431	$196,899
Digital and Data	8,409	2,899	15,538
Corporate and Other	(96,143)	(39,148)	(13,397)
Total operating (loss) profit	$(262,689)	$301,182	$199,040
Depreciation from Continuing Operations (3)
Television and Entertainment	$48,434	$50,262	$29,947
Digital and Data	9,738	7,744	2,576
Corporate and Other	16,117	12,181	8,664
Total depreciation	$74,289	$70,187	$41,187
Amortization from Continuing Operations (3)
Television and Entertainment	$165,936	$197,054	$105,526
Digital and Data	29,294	21,233	9,191
Total amortization	$195,230	$218,287	$114,717
Capital Expenditures
Television and Entertainment	$33,173	$34,149	$18,813
Digital and Data	23,626	13,102	2,993
Corporate and Other	32,285	35,892	33,205
Discontinued Operations	—	6,295	15,858
Total capital expenditures	$89,084	$89,438	$70,869
Assets
Television and Entertainment	$7,748,153	$8,234,456
Digital and Data (4)	725,151	644,985
Corporate and Other (5)	1,078,809	2,511,369
Assets held for sale (6)	206,422	5,645
Total assets	$9,758,535	$11,396,455

(1)	See Note 2 for the disclosures of operating revenues and operating profit included in discontinued operations for the historical periods.

(2)	Operating (loss) profit for each segment excludes income and loss on equity investments, interest and dividend income, interest expense, non-operating items, reorganization costs and income taxes.

(3)
Depreciation from discontinued operations totaled $19 million, and $34 million for the years ended December 28, 2014 and December 29, 2013, respectively. Amortization from discontinued operations totaled $4 million, and $6 million for the years ended December 28, 2014 and December 29, 2013, respectively.

(4)
At December 31, 2015 and December 28, 2014, Digital and Data total assets included $3 million and $4 million, respectively, related to restricted cash and cash equivalents held primarily to satisfy deferred compensation commitments.

(5)
As of December 31, 2015 and December 28, 2014, Corporate total assets included $18 million related to restricted cash held to satisfy remaining claim obligations to holders of priority claims and fees earned by professional advisors during Chapter 11 proceedings (see Note 3). Corporate and Other assets include certain real estate assets (see Note 2) as well as the Company’s equity investment in CareerBuilder.

(6)	See Note 7 for information regarding assets held for sale.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

NOTE 22: QUARTERLY FINANCIAL INFORMATION (UNAUDITED)
(in thousands, except per share data)

	2015
	Quarters				2015 Total
	First	Second	Third	Fourth
Operating Revenues
Television and Entertainment	$410,300	$445,622	$429,700	$464,013	$1,749,635
Digital and Data	50,202	43,625	46,561	71,139	211,527
Other	12,235	12,277	12,333	12,453	49,298
Total operating revenues	$472,737	$501,524	$488,594	$547,605	$2,010,460
Operating Profit (Loss)
Television and Entertainment	$79,348	$47,088	$64,061	$(365,452)	$(174,955)
Digital and Data	3,734	(4,150)	(6,207)	15,032	8,409
Corporate and Other	(22,147)	(23,154)	(19,046)	(31,796)	(96,143)
Total operating profit (loss)	60,935	19,784	38,808	(382,216)	(262,689)
Income on equity investments, net	36,934	45,913	36,987	27,125	146,959
Interest and dividend income	367	43	162	257	829
Interest expense	(39,212)	(40,374)	(42,529)	(42,315)	(164,430)
Loss on extinguishment of debt	—	(37,040)	—	—	(37,040)
Gain on investment transactions, net (1)	687	8,133	3,250	103	12,173
Other non-operating gain (loss), net (1)	—	211	2,306	5,623	8,140
Reorganization items, net (2)	(992)	(628)	188	(105)	(1,537)
Income (Loss) from Continuing Operations Before Income Taxes	58,719	(3,958)	39,172	(391,528)	(297,595)
Income tax expense	22,302	(693)	11,314	(10,600)	22,323
Net Income (Loss)	$36,417	$(3,265)	$27,858	$(380,928)	$(319,918)

Basic Earnings (Loss) Per Common Share from:
Net income (loss) attributable to common shareholders	$0.37	$(0.04)	$0.29	$(4.07)	$(3.38)

Diluted Earnings (Loss) Per Common Share from:
Net income (loss) attributable to common shareholders	$0.37	$(0.04)	$0.29	$(4.07)	$(3.38)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

	2014
	Quarters				2014 Total
	First	Second	Third	Fourth
Operating Revenues
Television and Entertainment	$400,201	$426,961	$418,294	$480,185	$1,725,641
Digital and Data	31,485	33,807	43,434	60,200	168,926
Other	14,416	14,211	13,130	13,035	54,792
Total operating revenues	$446,102	$474,979	$474,858	$553,420	$1,949,359
Operating Profit (Loss)
Television and Entertainment	$64,697	$52,414	$74,294	$146,026	$337,431
Digital and Data	(2,086)	(8,910)	(396)	14,291	2,899
Corporate and Other	(12,351)	(11,311)	(18,613)	3,127	(39,148)
Total operating profit (loss)	50,260	32,193	55,285	163,444	301,182
Income on equity investments, net	38,263	118,953	40,559	38,938	236,713
Interest and dividend income	171	147	363	687	1,368
Interest expense	(40,519)	(39,146)	(39,150)	(39,051)	(157,866)
Gain on investment transactions, net (1)	—	700	2	371,783	372,485
Other non-operating gain (loss), net (1)	157	(1,295)	68	(3,734)	(4,804)
Reorganization items, net (2)	(2,216)	(2,165)	(1,594)	(1,293)	(7,268)
Income from Continuing Operations Before Income Taxes	46,116	109,387	55,533	530,774	741,810
Income tax expense	17,649	42,305	2,647	216,098	278,699
Income from Continuing Operations	28,467	67,082	52,886	314,676	463,111
Income (loss) from Discontinued Operations, net of taxes	12,601	15,840	(14,889)	—	13,552
Net Income	$41,068	$82,922	$37,997	$314,676	$476,663

Basic Earnings Per Common Share from:
Continuing Operations	$0.28	$0.67	$0.53	$3.15	$4.63
Discontinued Operations	0.13	0.16	(0.15)	—	0.13
Net income attributable to common shareholders	$0.41	$0.83	$0.38	$3.15	$4.76

Diluted Earnings Per Common Share from:
Continuing Operations	$0.28	$0.67	$0.53	$3.14	$4.62
Discontinued Operations	0.13	0.16	(0.15)	—	0.13
Net income attributable to common shareholders	$0.41	$0.83	$0.38	$3.14	$4.75

(1)	See Note 6 to the Company’s consolidated financial statements for information pertaining to non-operating items recorded in 2015 and 2014.

(2)	See Note 3 to the Company’s consolidated financial statements for information pertaining to reorganization items recorded in 2015 and 2014.