Form 10-Q
period 2016-03-31
TRIBUNE MEDIA CO
filed 2016-05-10
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Yes ☐ No ☒
As of April 30, 2016, 91,999,363 shares of the registrant’s Class A Common Stock and 5,605 shares of the registrant’s Class B Common Stock were outstanding.

TRIBUNE MEDIA COMPANY
FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2016	March 29, 2015
Operating Revenues
Television and Entertainment	$454,697	$410,300
Digital and Data	53,253	50,202
Other	12,565	12,235
Total operating revenues	520,515	472,737
Operating Expenses
Programming	124,167	93,516
Direct operating expenses	114,076	102,988
Selling, general and administrative	188,340	150,473
Depreciation	17,338	17,054
Amortization	49,378	47,771
Total operating expenses	493,299	411,802
Operating Profit	27,216	60,935
Income on equity investments, net	38,252	36,934
Interest and dividend income	145	367
Interest expense	(41,976)	(39,212)
Gain on investment transaction	—	687
Other non-operating gain	496	—
Reorganization items, net	(434)	(992)
Income Before Income Taxes	23,699	58,719
Income tax expense	12,606	22,302
Net Income	$11,093	$36,417

Net Earnings Per Common Share:
Basic	$0.12	$0.37
Diluted	$0.12	$0.37

Regular dividends declared per common share	$0.25	$—

Special dividends declared per common share	$—	$6.73

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (In thousands of dollars) (Unaudited)

	Three Months Ended
	March 31, 2016	March 29, 2015
Net Income	$11,093	$36,417

Other Comprehensive Income (Loss), net of taxes
Unrecognized benefit plan gains and losses:
Adjustment for previously unrecognized benefit plan gains and losses included in net income, net of taxes of $(37) and $(3) for the three months ended March 31, 2016 and March 29, 2015, respectively	(58)	(5)
Unrealized gain on marketable securities:
Change in unrealized holding gain arising during the period, net of taxes of $(224) and $(605) for three months ended March 31, 2016 and March 29, 2015, respectively	(348)	(939)
Foreign currency translation adjustments:
Change in foreign currency translation adjustments, net of taxes of $66 and $(1,173) for the three months ended March 31, 2016 and March 29, 2015, respectively	4,043	(5,391)
Other Comprehensive Income (Loss), net of taxes	3,637	(6,335)
Comprehensive Income	$14,730	$30,082

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	March 31, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$324,636	$262,644
Restricted cash and cash equivalents	17,579	17,595
Accounts receivable (net of allowances of $7,605 and $8,176)	433,883	466,628
Broadcast rights	158,319	160,240
Income taxes receivable	29,153	42,838
Prepaid expenses	42,822	63,337
Other	26,392	8,663
Total current assets	1,032,784	1,021,945
Properties
Property, plant and equipment	700,313	818,658
Accumulated depreciation	(164,548)	(160,801)
Net properties	535,765	657,857
Other Assets
Broadcast rights	186,580	203,422
Goodwill	3,563,657	3,561,812
Other intangible assets, net	2,192,431	2,240,199
Assets held for sale	313,235	206,422
Investments	1,641,291	1,692,700
Other	107,779	124,506
Total other assets	8,004,973	8,029,061
Total Assets	$9,573,522	$9,708,863

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	March 31, 2016	December 31, 2015
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$67,698	$60,394
Debt due within one year (net of unamortized discounts and debt issuance costs of $7,947 and $7,979)	19,894	19,862
Income taxes payable	4,198	3,458
Employee compensation and benefits	70,191	87,976
Contracts payable for broadcast rights	206,283	236,676
Deferred revenue	40,704	44,721
Interest payable	13,901	33,828
Other	47,183	53,885
Total current liabilities	470,052	540,800
Non-Current Liabilities
Long-term debt (net of unamortized discounts and debt issuance costs of $46,776 and $48,809)	3,404,562	3,409,489
Deferred income taxes	985,966	984,032
Contracts payable for broadcast rights	349,788	385,107
Contract intangible liability, net	9,436	13,772
Pension obligations, net	450,080	456,073
Postretirement, medical, life and other benefits	15,854	16,092
Other obligations	72,946	71,776
Total non-current liabilities	5,288,632	5,336,341
Total Liabilities	5,758,684	5,877,141

Commitments and Contingent Liabilities (Note 8)

Shareholders’ Equity
Preferred stock ($0.001 par value per share)
Authorized: 40,000,000 shares; No shares issued and outstanding at March 31, 2016 and at December 31, 2015	—	—
Class A Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; 100,334,466 shares issued and 92,422,791 shares outstanding at March 31, 2016 and 100,015,546 shares issued and 92,345,330 shares outstanding at December 31, 2015	100	100
Class B Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; Issued and outstanding: 5,605 shares at March 31, 2016 and at December 31, 2015	—	—
Treasury stock, at cost: 7,911,675 shares at March 31, 2016 and 7,670,216 shares at December 31, 2015 (Note 11)	(412,892)	(400,153)
Additional paid-in-capital	4,600,743	4,619,618
Retained deficit	(311,258)	(322,351)
Accumulated other comprehensive loss	(67,379)	(71,016)
Total Tribune Media Company shareholders’ equity	3,809,314	3,826,198
Noncontrolling interest	5,524	5,524
Total shareholders’ equity	3,814,838	3,831,722
Total Liabilities and Shareholders’ Equity	$9,573,522	$9,708,863

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (In thousands, except for share data) (Unaudited)

		Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital			Common Stock
	Total						Class A		Class B
					Treasury Stock	Non- controlling Interest	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 31, 2015	$3,831,722	$(322,351)	$(71,016)	$4,619,618	$(400,153)	$5,524	$100	100,015,546	$—	5,605
Comprehensive income:
Net income	11,093	11,093	—	—	—	—	—	—	—	—
Other comprehensive income, net of taxes	3,637	—	3,637	—	—	—	—	—	—	—
Comprehensive income	14,730
Regular dividends declared to shareholders and warrant holders, $0.25 per share (1)	(23,215)	—	—	(23,215)	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	100,108	—	—
Stock-based compensation	8,466	—	—	8,466	—	—	—	—	—	—
Net share settlements of stock-based awards	(4,126)	—	—	(4,126)	—	—	—	218,812	—	—
Common stock repurchases	(12,739)	—	—	—	(12,739)	—	—	—	—	—
Balance at March 31, 2016	$3,814,838	$(311,258)	$(67,379)	$4,600,743	$(412,892)	$5,524	$100	100,334,466	$—	5,605

(1) Includes $0.3 million of granted dividend equivalent units.

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Three Months Ended
	March 31, 2016	March 29, 2015
Operating Activities
Net income	$11,093	$36,417
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Stock-based compensation	8,493	7,845
Pension credit, net of contributions	(5,993)	(7,303)
Depreciation	17,338	17,054
Amortization of contract intangible assets and liabilities	(4,003)	(3,461)
Amortization of other intangible assets	49,378	47,771
Income on equity investments, net	(38,252)	(36,934)
Distributions from equity investments	89,346	94,906
Amortization of debt issuance costs and original issue discount	2,786	3,330
Gain on investment transaction	—	(687)
Loss on sale of real estate	—	97
Other non-operating gain	(496)	—
Change in excess tax benefits from stock-based awards	—	402
Changes in working capital items, excluding effects from acquisitions:
Accounts receivable, net	33,210	25,802
Prepaid expenses and other current assets	2,775	(12,036)
Accounts payable	9,448	(5,343)
Employee compensation and benefits, accrued expenses and other current liabilities	(44,797)	(7,225)
Deferred revenue	(3,941)	(938)
Income taxes	14,406	(239,850)
Change in broadcast rights, net of liabilities	(46,949)	(11,259)
Deferred income taxes	1,722	172
Other, net	26,735	(3,066)
Net cash provided by (used in) operating activities	122,299	(94,306)

Investing Activities
Capital expenditures	(17,848)	(16,299)
Acquisitions	—	(109)
Transfers from restricted cash	4	—
Investments	(88)	(411)
Proceeds from sales of real estate and other assets	1,486	5,617
Net cash used in investing activities	(16,446)	(11,202)

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Three Months Ended
	March 31, 2016	March 29, 2015
Financing Activities
Repayments of long‑term debt	(6,960)	(1,067)
Long-term debt issuance costs	(622)	—
Payments of dividends	(23,215)	—
Common stock repurchases	(8,938)	(172,777)
Change in excess tax benefits from stock-based awards	—	(402)
Tax withholdings related to net share settlements of share-based awards	(4,126)	(3,618)
Proceeds from stock option exercises	—	19
Net cash used in financing activities	(43,861)	(177,845)

Net Increase (Decrease) in Cash and Cash Equivalents	61,992	(283,353)
Cash and cash equivalents, beginning of period	262,644	1,455,183
Cash and cash equivalents, end of period	$324,636	$1,171,830

Supplemental Schedule of Cash Flow Information
Cash paid (received) during the period for:
Interest	$59,065	$35,593
Income taxes, net	$(3,613)	$261,914

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
The accompanying unaudited condensed consolidated financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial reporting. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by U.S. GAAP. These unaudited condensed consolidated financial statements should be read in conjunction with the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 included in the Company’s Annual Report on Form 10-K.
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of March 31, 2016 and the results of operations and cash flows for the three months ended March 31, 2016 and March 29, 2015. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements, which management believes necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
On April 16, 2015, the Company’s Board of Directors (the “Board”) approved the change of the Company’s fiscal year end from the last Sunday in December of each year to December 31 of each year and to change the Company’s fiscal quarter end to the last calendar day of each quarter. This change in fiscal year end was effective with the Company’s second fiscal quarter of 2015, which ended on June 30, 2015.
Change in Accounting Principles—In November 2015, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2015-17, “Balance Sheet Classification of Deferred Taxes.” The Company elected to early adopt ASU 2015-17 prospectively in the fourth quarter of fiscal 2015 and present all deferred tax assets and liabilities, along with any related valuation allowances as of December 31, 2015, as noncurrent on the Company’s audited Consolidated Balance Sheets. The adoption of ASU 2015-17 was required to be treated as a change in accounting principle.
In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and in August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update),” as further discussed below. The Company adopted ASU 2015-03 and ASU 2015-15 retrospectively in the first quarter of fiscal 2016 and presented debt issuance costs as a direct deduction from the carrying amount of an associated debt liability, with the exception of debt issuance costs related to the Company’s Revolving Credit Facility which continue to be presented as an asset and amortized over the appropriate term. As a result of this reclassification, the carrying value of the Company’s debt as of December 31, 2015 decreased by $50 million (see Note 6 for additional information). The adoption of ASU 2015-03 and ASU 2015-15 was required to be treated as a change in accounting principle.
Broadcast Rights—The Company amortizes its broadcast rights costs over the period in which an economic benefit is expected to be derived based on the timing of the usage and benefit from such programming. Newer licensed/acquired programming and original produced programming are generally amortized on an accelerated basis as the episodes are aired. For certain categories of licensed programming and feature films that have been exploited through previous cycles, amortization expense is recorded on a straight-line basis. The Company also has commitments for network and sports programming that are expensed on a straight-line basis as the programs are available to air. Management’s judgment is required in determining the timing of the expensing of these costs, and includes analyses of historical and estimated future revenue and ratings patterns for similar programming. The Company regularly reviews, and revises when necessary, its revenue estimates, which may result in a change in the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

rate of amortization. Amortization of broadcast rights are expensed to programming in the Company’s Consolidated Statements of Operations.
As a result of an updated analysis completed in the first quarter of 2016, the Company updated its amortization model for certain categories of programming effective January 1, 2016. Program amortization for these programs is now calculated on either an accelerated or straight-line basis based upon the greater amortization resulting from either the number of episodes aired or the portion of the license period consumed.
No other significant accounting policies and estimates have changed from those detailed in Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015.
Use of Estimates—The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the unaudited condensed consolidated financial statements and accompanying notes. Actual results could differ from these estimates.
Dreamcatcher—Dreamcatcher Broadcasting LLC (“Dreamcatcher”) was formed in 2013 specifically to comply with the cross-ownership rules of the Federal Communications Commission (the “FCC”) related to the Company’s acquisition of Local TV, LLC on December 27, 2013 (the “Local TV Acquisition”). See Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 for additional information. The Company’s unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2016 and March 29, 2015 include the results of operations and the financial position of Dreamcatcher, a fully-consolidated variable interest entity (“VIE”). Net revenues of the Dreamcatcher stations (WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA and WNEP-TV, Scranton, PA) included in the Company’s unaudited Condensed Consolidated Statements of Operations for each of the three months ended March 31, 2016 and March 29, 2015 were $17 million and $15 million, respectively. Operating profits of the Dreamcatcher stations included in the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and March 29, 2015 were $3 million and $2 million, respectively.
The Company’s unaudited Condensed Consolidated Balance Sheets as of March 31, 2016 and December 31, 2015 include the following assets and liabilities of the Dreamcatcher stations (in thousands):

	March 31, 2016	December 31, 2015 (1)
Property, plant and equipment, net	$348	$371
Broadcast rights	1,764	2,748
Other intangible assets, net	90,338	92,970
Other assets	160	111
Total Assets	$92,610	$96,200

Debt due within one year	$3,992	$3,989
Contracts payable for broadcast rights	2,007	3,016
Long-term debt	13,770	14,736
Other liabilities	38	55
Total Liabilities	$19,807	$21,796

(1) December 31, 2015 balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03.
New Accounting Standards—In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718)”. The new guidance requires companies to record all excess tax benefits and tax

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

deficiencies as income tax expense or benefit in the income statement, which will eliminate additional paid-in capital pools. Companies are to apply this amendment prospectively. The guidance also requires companies to present excess tax benefits as an operating activity on the statement of cash flows, which can be applied retrospectively or prospectively. The guidance in ASU 2016-09 will allow an employer to repurchase more of an employees’ shares that it can today for tax withholding purposes without triggering liability accounting. Additionally, the guidance requires companies to make a policy election to account for forfeitures of share-based payments by either recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change. The election must be adopted using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted but all of the guidance must be adopted in the same period. The Company is currently evaluating the timing and the impact of adopting ASU 2016-09 on its consolidated financial statements.
In February 2016, the FASB issued ASU No. 2016-02, “Leases (Subtopic 842).” The new guidance requires lessees to recognize assets and liabilities arising from leases as well as extensive quantitative and qualitative disclosures. A lessee will need to recognize on its balance sheet a right-of-use asset and a lease liability for the majority of its leases (other than leases that meet the definition of a short-term lease). The lease liabilities will be equal to the present value of lease payments. The right-of-use asset will be measured at the lease liability amount, adjusted for lease prepayment, lease incentives received and the lessee’s initial direct costs. The standard is effective for fiscal years beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. ASU 2016-02 is required to be applied using the modified retrospective approach for all leases existing as of the effective date and provides for certain practical expedients. The Company is currently evaluating the impact of adopting ASU 2016-02 on its consolidated financial statements.
In January 2016, the FASB issued ASU No. 2016-01, “Financial Instruments - Overall (Subtopic 825-10).” The new guidance requires entities to measure equity investments (except those accounted for under the equity method of accounting or those that result in consolidation of the investee) at fair value, with changes in fair value recognized in net income and requires entities to use the exit price notion when measuring the fair value of financial instruments for disclosure purposes. Further, entities will no longer be able to recognize unrealized holding gains and losses on equity securities classified today as available for sale in other comprehensive income and they will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. The guidance has additional amendments to presentation and disclosure requirements of financial instruments. The amendments in this ASU are effective for fiscal years beginning after December 15, 2017, including interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-01 on its consolidated financial statements.
In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year for annual periods beginning after December 15, 2017, while allowing early adoption as of the original public entity date. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing,” which amends the revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations as well as clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU No.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients,” which provides clarifying guidance in certain narrow areas such as an assessment of collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition as well as adds some practical expedients. The amendments in ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 at the date of initial application. The Company is currently evaluating adoption methods and the impact of adopting ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 on its consolidated financial statements.
NOTE 2: ACQUISITIONS
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3: ASSETS HELD FOR SALE
Assets Held for Sale—Assets held for sale in the Company’s unaudited Condensed Consolidated Balance Sheet consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Real estate	$313,235	$206,422
As of March 31, 2016, the Company has 17 real estate properties held for sale, including Tribune Tower in Chicago, IL, the north block of the Los Angeles Times Square property in downtown Los Angeles, CA and the Olympic Printing Plant facility in the Arts District of downtown Los Angeles, CA (the “Marquee Properties”). The combined net carrying value of $313 million and $206 million for the properties held for sale is included in assets held for sale in the Company’s Consolidated Balance Sheet at March 31, 2016 and December 31, 2015, respectively, of which $206 million is attributable to the Marquee Properties at both March 31, 2016 and December 31, 2015.
In the first quarter of 2016, the Company began the process to sell 13 real estate properties and recorded charges of $8 million to write down certain properties to their estimated fair value, less the expected selling costs which were determined based on certain assumptions and judgments that are Level 3 within the fair value hierarchy.
Sales of Real Estate—On May 2, 2016, the Company sold its Deerfield Beach, FL property for net proceeds of $24 million. On April 13, 2016, the Company entered into an agreement to sell a property located in Pennsylvania, and on May 5, 2016, the Company entered into agreements for the sales of the Los Angeles Times Square property and the Olympic Printing Plant facility. Each of the agreements is subject to certain adjustments and customary closing conditions. There can be no assurance that these sales will be completed in a timely manner or at all. The previous agreement for the sale of the Los Angeles Times Square property, which was entered into on December 28, 2015, was terminated during the first quarter of 2016.
During the first quarter of 2015, the Company sold two properties which were located in Bel Air, MD and Newport News, VA for net proceeds of $5 million and recorded a net loss of less than $1 million that is included in selling, general and administrative expenses.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4: GOODWILL, OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill and other intangible assets consisted of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Affiliate relationships (useful life of 16 years)	$212,000	$(43,063)	$168,937	$212,000	$(39,750)	$172,250
Advertiser relationships (useful life of 8 years)	168,000	(68,250)	99,750	168,000	(63,000)	105,000
Network affiliation agreements (useful life of 5 to 16 years)	362,000	(102,516)	259,484	362,000	(92,113)	269,887
Retransmission consent agreements (useful life of 7 to 12 years)	830,100	(219,465)	610,635	830,100	(196,955)	633,145
Other customer relationships (useful life of 3 to 16 years)	115,517	(26,222)	89,295	114,827	(23,315)	91,512
Content databases (useful life of 5 to 16 years)	135,001	(26,262)	108,739	134,299	(23,623)	110,676
Other technology (useful life of 4 to 10 years)	47,439	(11,506)	35,933	47,011	(9,733)	37,278
Trade names and trademarks (useful life of 3 to15 years)	14,148	(1,929)	12,219	13,853	(1,625)	12,228
Other (useful life of 3 to 11 years)	16,065	(6,026)	10,039	16,337	(5,514)	10,823
Total	$1,900,270	$(505,239)	1,395,031	$1,898,427	$(455,628)	1,442,799
Other intangible assets not subject to amortization
FCC licenses			782,600			782,600
Trade name			14,800			14,800
Total other intangible assets, net			2,192,431			2,240,199
Goodwill
Television and Entertainment			3,220,300			3,220,300
Digital and Data			343,357			341,512
Total goodwill			3,563,657			3,561,812
Total goodwill and other intangible assets			$5,756,088			$5,802,011

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the carrying amounts of intangible assets during the three months ended March 31, 2016 were as follows (in thousands):

	Television and Entertainment	Digital and Data	Total
Other intangible assets subject to amortization
Balance as of December 31, 2015	$1,185,215	$257,584	$1,442,799
Amortization (1)	(41,802)	(7,909)	(49,711)
Foreign currency translation adjustment	—	1,943	1,943
Balance as of March 31, 2016	$1,143,413	$251,618	$1,395,031

Other intangible assets not subject to amortization
Balance as of March 31, 2016 and December 31, 2015	$797,400	$—	$797,400

Goodwill
Gross balance as of December 31, 2015	$3,601,300	$341,512	$3,942,812
Accumulated impairment losses as of December 31, 2015	(381,000)	—	(381,000)
Balance as of December 31, 2015	$3,220,300	$341,512	$3,561,812
Foreign currency translation adjustment	—	1,845	1,845
Balance as of March 31, 2016	$3,220,300	$343,357	$3,563,657
Total goodwill and other intangible assets as of March 31, 2016	$5,161,113	$594,975	$5,756,088

(1)
Amortization of intangible assets includes $0.3 million related to lease contract intangible assets and is recorded in direct operating expenses or selling, general and administrative expense, as applicable, in the Company’s unaudited Condensed Consolidated Statements of Operations.

The Company's intangible liabilities subject to amortization consisted of the following (in thousands):

	March 31, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible liabilities subject to amortization
Broadcast rights intangible liabilities	$80,440	$(71,053)	$9,387	$80,440	$(66,729)	$13,711
Lease contract intangible liabilities	209	(160)	49	209	(148)	61
Total intangible liabilities subject to amortization	$80,649	$(71,213)	$9,436	$80,649	$(66,877)	$13,772
As described in Note 4 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, the Company recorded contract intangible liabilities totaling $227 million in connection with the adoption of fresh-start reporting on the Effective Date (as defined in Note 8). Of this amount, approximately $226 million was related to contracts for broadcast rights programming not yet available for broadcast. In addition, the Company recorded $9 million of intangible liabilities related to contracts for broadcast rights programming in connection with the Local TV Acquisition (see Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015). These intangible liabilities are reclassified as a reduction of broadcast rights assets in the Company’s unaudited Condensed Consolidated Balance Sheet as the programming becomes

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

available for broadcast and subsequently amortized as a reduction of programming expenses in the unaudited Condensed Consolidated Statement of Operations in accordance with the Company’s methodology for amortizing the related broadcast rights.
The net changes in the carrying amounts of intangible liabilities during the three months ended March 31, 2016 were as follows (in thousands):

Television and Entertainment
Intangible liabilities subject to amortization
Balance as of December 31, 2015	$13,772
Amortization	(4,336)
Balance as of March 31, 2016	$9,436
Amortization expense relating to amortizable intangible assets, excluding lease contract intangible assets, is expected to be approximately $149 million for the remainder of 2016, $198 million in 2017, $197 million in 2018, $169 million in 2019, $161 million in 2020 and $127 million in 2021. Amortization of broadcast rights contract intangible assets and liabilities is expected to result in a net reduction in broadcast rights expense of approximately $7 million for the remainder of 2016, $1 million in each of 2017 and 2018, and less than $1 million in 2019, 2020, and 2021, respectively.
NOTE 5: INVESTMENTS
Investments consisted of the following (in thousands):

	March 31, 2016	December 31, 2015
Equity method investments	$1,617,449	$1,668,316
Cost method investments	20,898	20,868
Marketable equity securities	2,944	3,516
Total investments	$1,641,291	$1,692,700
Equity Method Investments—As discussed in Note 4 and Note 9 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, the carrying value of the Company’s investments was increased by $1.615 billion to a fair value aggregating $2.224 billion as of the Effective Date (as defined in Note 8). Of the $1.615 billion increase, $1.108 billion was attributable to the Company’s share of theoretical increases in the carrying values of the investees’ amortizable intangible assets had the fair value of the investments been allocated to the identifiable intangible assets of the investees’ in accordance with ASC Topic 805. The remaining $507 million of the increase was attributable to goodwill and other identifiable intangibles not subject to amortization, including trade names. The Company amortizes the differences between the fair values and the investees’ carrying values of the identifiable intangible assets subject to amortization and records the amortization (the “amortization of basis difference”) as a reduction of income on equity investments, net in its unaudited Condensed Consolidated Statements of Operations. Income on equity investments, net was reduced by such amortization of $14 million in each of the three months ended March 31, 2016 and March 29, 2015.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income from equity investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three Months Ended
	March 31, 2016	March 29, 2015
Income from equity investments, net, before amortization of basis difference	$51,923	$50,496
Amortization of basis difference	(13,671)	(13,562)
Income from equity investments, net	$38,252	$36,934
Cash distributions from the Company’s equity method investments were as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 29, 2015
Cash distributions from equity investments	$89,346	$94,906
TV Food Network—The Company’s 31% investment in Television Food Network, G.P. (“TV Food Network”) totaled $1.260 billion and $1.314 billion at March 31, 2016 and December 31, 2015, respectively. The Company recognized equity income from TV Food Network of $34 million and $29 million for the three months ended March 31, 2016 and March 29, 2015, respectively. The Company received cash distributions from TV Food Network of $89 million and $95 million in the three months ended March 31, 2016 and March 29, 2015, respectively.
CareerBuilder—The Company’s 32% investment in CareerBuilder, LLC (“CareerBuilder”) totaled $335 million and $331 million at March 31, 2016 and December 31, 2015, respectively. The Company recognized equity income from CareerBuilder of $5 million and $8 million for the three months ended March 31, 2016 and March 29, 2015, respectively.
Dose Media—The Company’s 25% investment in Dose Media, LLC (“Dose Media”) totaled $14 million and $15 million at March 31, 2016 and December 31, 2015, respectively.
Summarized Financial Information—Summarized financial information for TV Food Network is as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 29, 2015
Revenues, net	$277,176	$261,223
Operating income	$181,996	$130,202
Net income	$148,317	$133,643

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summarized financial information for CareerBuilder is as follows (in thousands):

	Three Months Ended
	March 31, 2016	March 29, 2015
Revenues, net	$171,158	$175,154
Operating income	$19,239	$30,326
Net income	$20,312	$28,351

Marketable Equity Securities—As further described in Note 2 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, on August 4, 2014, the Company completed the Publishing Spin-off and retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of the outstanding common stock of Tribune Publishing. The Company classified the shares of Tribune Publishing common stock as available-for-sale securities. As of March 31, 2016, the fair value and cost basis of the Company’s investment in Tribune Publishing was $3 million and $0, respectively. As of March 31, 2016, the gross unrealized holding gain relating the Company’s investment in Tribune Publishing was $3 million and is reflected in accumulated other comprehensive income, net of taxes, in the Company’s unaudited Condensed Consolidated Balance Sheet. The Company has no current plans to sell its shares of Tribune Publishing.

Cost Method Investments—All of the Company’s cost method investments in private companies are recorded at cost, net of write-downs resulting from periodic evaluations of the carrying value of the investments.
Chicago Cubs Transactions—As defined and further described in Note 9 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. Concurrent with the closing of the transactions, the Company executed guarantees of collection of certain debt facilities entered into by Chicago Entertainment Ventures, LLC (formerly Chicago Baseball Holdings, LLC), and its subsidiaries (collectively, “New Cubs LLC”). The guarantees are capped at $699 million plus unpaid interest. The guarantees are reduced as New Cubs LLC makes principal payments on the underlying loans. To the extent that payments are made under the guarantees, the Company will be subrogated to, and will acquire, all rights of the debt lenders against New Cubs LLC.
Newsday Transactions—As defined and further described in Note 9 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, the Company consummated the closing of the Newsday Transactions on July 29, 2008. On September 2, 2015, the Company sold its 3% interest in Newsday Holdings LLC (“NHLLC”) to CSC Holdings, LLC for $8 million and recognized a $3 million gain in connection with the sale. The Company’s remaining deferred tax liability of $101 million (as described in Note 9) became payable upon consummation of the sale. The tax payments were made in the fourth quarter of 2015.
Variable Interests—The Company evaluates its investments and other transactions to determine whether any entities associated with the investments or transactions should be consolidated under the provisions of ASC Topic 810, “Consolidation.” ASC Topic 810 requires an ongoing qualitative assessment of VIEs to assess which entity is the primary beneficiary as it has the power to direct matters that most significantly impact the activities of a VIE and has the obligation to absorb losses or benefits that could be potentially significant to the VIE. At March 31, 2016 and December 31, 2015, the Company held variable interests in Topix, LLC (through its investment in TKG Holdings II, LLC) (“Topix”) and TREH 200E Las Olas Venture, LLC (“Las Olas LLC”). See Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 for additional information relating to these entities.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company has determined that it is not the primary beneficiary of Topix and therefore has not consolidated it as of and for the periods presented in the unaudited condensed consolidated financial statements. The Company’s maximum loss exposure related to Topix is limited to its equity investment, which was $3 million and $4 million at March 31, 2016 and December 31, 2015, respectively.
The Las Olas LLC was determined to be a VIE where the Company is the primary beneficiary. The Company consolidates the financial position and results of operations of this VIE. The results of operations of the VIE as of and for the three months ended March 31, 2016 were not material.
As further disclosed in Note 1, the Company consolidates the financial position and results of operations of Dreamcatcher, a VIE where the Company is the primary beneficiary.
NOTE 6: DEBT
Debt consisted of the following (in thousands):

	March 31, 2016	December 31, 2015 (1)
Term Loan Facility due 2020, effective interest rate of 3.82%, net of unamortized discount and debt issuance costs of $37,177 and $39,147	$2,324,115	$2,328,092
5.875% Senior Notes due 2022, net of debt issuance costs of $17,421 and $17,466	1,082,579	1,082,534
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount and debt issuance costs of $125 and $175	17,762	18,725
Total debt	3,424,456	3,429,351
Less: Debt due within one year	19,894	19,862
Long-term debt, net of current portion	$3,404,562	$3,409,489

(1) December 31, 2015 balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03. See Note 1 for further information.
Secured Credit Facility—On December 27, 2013, in connection with its acquisition of Local TV, the Company as borrower, entered into a $4.073 billion secured credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A. (“JPMorgan”) (the “Secured Credit Facility”). The Secured Credit Facility consisted of a $3.773 billion term loan facility (the “Term Loan Facility”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). The proceeds of the Term Loan Facility were used to pay the purchase price for Local TV and refinance the existing indebtedness of Local TV and the Term Loan Exit Facility (see Notes 3 and 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015). The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. The Revolving Credit Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy of representations and warranties. Under the terms of the Secured Credit Facility, the amount of the Term Loan Facility and/or the Revolving Credit Facility may be increased and/or one or more additional term or revolving facilities may be added to the Secured Credit Facility by entering into one or more incremental facilities, subject to a cap equal to the greater of (x) $1.000 billion and (y) the maximum amount that would not cause the Company’s net first lien senior secured leverage ratio (treating debt incurred in reliance of this basket as secured on a first lien basis whether or not so secured), as determined pursuant to the terms of the Secured Credit Facility, to exceed 4.50:1.00.

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
Term Loan Facility
As a result of the amendment, the Term B Loans bear interest, at the Company’s election, at a rate per annum equal to either (i) LIBOR, adjusted for statutory reserve requirements on Euro currency liabilities (“Adjusted LIBOR”), subject to a minimum rate of 0.75%, plus an applicable margin of 3.0% or (ii) the sum of a base rate determined as the highest of (a) the federal funds effective rate from time to time plus 0.5%, (b) the prime rate of interest announced by the administrative agent as its prime rate, and (c) Adjusted LIBOR plus 1.0%, plus an applicable margin of 2.0%. Overdue amounts under the Term Loan Facility are subject to additional interest of 2.0% per annum. The Term B Loans mature on December 27, 2020. Quarterly installments in an amount equal to 0.25% of the new principal amount of the Term B Loans are due on a quarterly basis. Voluntary prepayments of the Term B Loans are permitted at any time, in minimum principal amounts, without premium or penalty, subject to a 1.00% premium payable in connection with certain repricing transactions within the first twelve months after the Amendment. The Company is required to prepay the Term B Loans: (i) with the proceeds from certain material asset dispositions (but excluding proceeds from dispositions of publishing assets, real estate and its equity investments in CareerBuilder, LLC and, in certain instances, Television Food Network, G.P.), provided that the Company has rights to reinvest the proceeds to acquire assets for use in its business, within specified periods of time, (ii) with the proceeds from the issuance of new debt (other than debt permitted to be incurred under the Secured Credit Facility) and (iii) 50% (or, if the Company’s net first lien senior secured leverage ratio, as determined pursuant to the terms of the Secured Credit Facility, is less than or equal to 4.00:1.00, then 0%) of “excess cash flow” generated by the Company for the fiscal year, as determined pursuant to the terms of the Secured Credit Facility, less the aggregate amount of optional prepayments under the Revolving Credit Facility to the extent that such prepayments are accompanied by a permanent reduction in commitments under the Revolving Credit Facility, and subject to a $500 million minimum liquidity threshold before any such prepayment is required, provided that the Company’s mandatory prepayment obligations in the case of clause (i) and clause (iii) above do not apply at any time during which the Company’s corporate rating issued by Moody’s is Baa3 or better and BBB- or better by S&P.
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
The Former Term Loans were issued at a discount of 25 basis points, totaling $9 million, which was being amortized to interest expense over the expected term of the Term Loan Facility. The Company incurred and deferred transaction costs totaling $78 million in connection with the Former Term Loans in fiscal 2013. Transaction costs of $6 million relating to the Term Loan Exit Facility (as defined and described in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015), which was extinguished in the fourth quarter of 2013, continued to be amortized over the term of the Term Loan Facility pursuant to ASC Topic 470 “Debt.” As of the date of the Amendment, the aggregate unamortized debt issuance costs totaled $64 million and unamortized debt issue discount totaled $8 million.
In connection with the Amendment, the Company paid fees to Term B Loan lenders of $6 million, which are considered a debt discount, of which $4 million was deferred, and incurred transaction costs of $2 million, of which $1 million was deferred. The Company recorded a loss of $37 million on the extinguishment of the Former Term Loans in the Company’s unaudited Condensed Consolidated Statement of Operations in the second quarter of 2015 as a portion of the facility was considered extinguished for accounting purposes. The loss included the write-off of unamortized transaction costs of $30 million, an unamortized discount of $4 million and other transaction costs of $4 million. The Company’s unamortized transaction costs related to the Term Loan Facility were $30 million and $32 million at March 31, 2016 and December 31, 2015, respectively. These deferred costs are recorded as a direct deduction from the carrying amount of an associate debt liability in the Company’s unaudited Condensed Consolidated Balance Sheet and amortized to interest expense over the contractual term of the Term Loan Facility.
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
The Revolving Credit Facility includes a covenant which requires the Company to maintain a net first lien leverage ratio of no greater than 5.25 to 1.00 for each period of four consecutive fiscal quarters most recently ended. The covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 25% of the amount of revolving commitments. This covenant was not required to be tested for the quarterly period ended March 31, 2016.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

At March 31, 2016 and December 31, 2015, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $23 million, as of both periods, of standby letters of credit outstanding, primarily in support of the Company’s workers’ compensation insurance programs.
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
During the second quarter of 2015, the Company incurred and deferred transaction costs of $19 million, which are classified as a debt discount in the Company’s unaudited Condensed Consolidated Balance Sheet and amortized to interest expense over the contractual term of the Notes. During the first quarter of 2016, the Company incurred and deferred an additional $1 million of transaction costs related to filing an exchange offer registration statement (as discussed below) for the Notes. The Company’s unamortized transaction costs related to the Notes were $17 million at March 31, 2016 and December 31, 2015.
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
Notes Registration Rights Agreement
In connection with the issuance of the Notes, the Company and the Subsidiary Guarantors entered into an exchange and registration rights agreement, dated as of June 24, 2015, with Deutsche Bank Securities Inc. and Citigroup Global Markets Inc. (the “Notes Registration Rights Agreement”). Pursuant to the Notes Registration Rights Agreement, the Company and the Subsidiary Guarantors filed an exchange offer registration statement with the Securities and Exchange Commission (the “SEC”) to exchange the Notes and the Guarantees for substantially identical securities registered under the Securities Act of 1933, as amended (the “Securities Act”). The exchange offer registration statement on Form S-4 (the “Notes Registration Statement”) was declared effective on April 1, 2016, and on May 4, 2016, the Company completed the exchange of $1.100 billion of the Notes and the Guarantees for $1.100 billion of the Company’s 5.875% Senior Notes due 2022 and the related guarantees, which have been registered under the Securities Act.
Dreamcatcher—In addition, the Company and the Guarantors guarantee the obligations of Dreamcatcher under its $27 million senior secured credit facility (the “Dreamcatcher Credit Facility”) entered into in connection with Dreamcatcher’s acquisition of the Dreamcatcher stations (see Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015). The obligations of the Company and the Guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with its obligations under the Secured Credit Facility.
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
The Company’s investment in Tribune Publishing is recorded at fair value and is categorized as Level 1 within the fair value hierarchy as the common stock of Tribune Publishing is publicly traded on the NYSE. The Company’s investment in Tribune Publishing is measured at fair value on a recurring basis. As of March 31, 2016, the fair value and cost basis of the Company’s investment in Tribune Publishing was $3 million and $0, respectively. As of December 31, 2015, the fair value and cost basis was $4 million and $0, respectively.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	March 31, 2016		December 31, 2015
	Fair Value	Carrying Amount	Fair Value	Carrying Amount (1)
Cost method investments	$20,898	$20,898	$20,868	$20,868
Term Loan Facility	$2,350,477	$2,324,115	$2,328,038	$2,328,092
5.875% Senior Notes due 2022	$1,075,250	$1,082,579	$1,108,250	$1,082,534
Dreamcatcher Credit Facility	$17,806	$17,762	$18,587	$18,725

(1) December 31, 2015 balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03. See Note 1 for further information.
The following methods and assumptions were used to estimate the fair value of each category of financial instruments.
Cost Method Investments—Cost method investments in private companies are recorded at cost, net of write-downs resulting from periodic evaluations of the carrying value of the investments. No events or changes in circumstances occurred during the three months ended March 31, 2016 that suggested a significant adverse effect on the fair value of the Company’s investments. The carrying value of the cost method investments at both March 31, 2016 and December 31, 2015 approximated fair value. The cost method investments would be classified in Level 3 of the fair value hierarchy.
Term Loan Facility—The fair value of the outstanding principal balance of the term loans under the Company’s Term Loan Facility at both March 31, 2016 and December 31, 2015 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
5.875% Senior Notes due 2022—The fair value of the outstanding principal balance of the Company’s 5.875% Senior Notes due 2022 at March 31, 2016 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
Dreamcatcher Credit Facility—The fair value of the outstanding principal balance of the Company’s Dreamcatcher Credit Facility at both March 31, 2016 and December 31, 2015 is based on pricing from observable market information for similar instruments in a non-active market and would be classified in Level 2 of the fair value hierarchy.
NOTE 8: COMMITMENTS AND CONTINGENCIES
Chapter 11 Reorganization— On December 8, 2008 (the “Petition Date”), Tribune Company and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). On October 12, 2009, Tribune CNLBC, LLC (formerly known as Chicago National League Ball Club, LLC) (“Tribune CNLBC”), which held the majority of the assets and liabilities related to the businesses of the Chicago Cubs Major League Baseball franchise (the “Chicago Cubs”), also filed a Chapter 11 Petition and thereafter became a Debtor. As further described in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, a plan of reorganization for the Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). On March 16, 2015 and July 24, 2015, the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Bankruptcy Court entered final decrees collectively closing 96 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re Tribune Media Company, et al., Case No. 08-13141.
From the Petition Date and until the Effective Date, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable orders of the Bankruptcy Court. See Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 for additional information regarding the Debtors’ Chapter 11 cases.
Where appropriate, the Company and its business operations as conducted on or prior to December 30, 2012 are also herein referred to collectively as the “Predecessor.” The Company and its business operations as conducted on or subsequent to the Effective Date are also herein referred to collectively as the “Successor,” “Reorganized Debtors” or “Reorganized Tribune Company.”
On April 12, 2012, the Debtors, the official committee of unsecured creditors appointed in the Debtors’ Chapter 11 cases, and creditors under certain of the Predecessor’s prepetition debt facilities filed the Fourth Amended Joint Plan of Reorganization for Tribune Company and its Subsidiaries with the Bankruptcy Court (as subsequently modified, the “Plan”). On July 23, 2012, the Bankruptcy Court issued an order confirming the Plan (the “Confirmation Order”). The Plan constitutes a separate plan of reorganization for each of the Debtors and sets forth the terms and conditions of the Debtors’ reorganization. See the “Terms of the Plan” section in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 for a description of the terms and conditions of the confirmed Plan.
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
Pursuant to the terms of the Plan, the Company is also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the Effective Date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 proceedings. On the Effective Date, Reorganized Tribune Company held restricted cash of $187 million which was estimated to be sufficient to satisfy such obligations. At March 31, 2016, restricted cash held by the Company to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, the Company would be required to satisfy the allowed claims from its cash on hand from operations.
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
The Appellants sought, among other relief, to overturn the Confirmation Order and certain prior orders of the Bankruptcy Court embodied in the Plan, including the settlement of certain claims and causes of action related to the series of transactions (collectively, the “Leveraged ESOP Transactions”) consummated by the Predecessor, the Tribune Company employee stock ownership plan, the Zell Entity and Samuel Zell in 2007. See “Terms of the Plan” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 for a description of the terms and conditions of the confirmed Plan and “Certain Causes of Action Arising From the Leveraged ESOP Transactions” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 for a description of the Leveraged ESOP Transactions. WTC and the Zell Entity also sought to overturn determinations made by the Bankruptcy Court concerning the priority in right of payment of the PHONES and the subordinated promissory notes held by the Zell Entity and its permitted assignees, respectively. There is currently no stay of the Confirmation Order in place pending resolution of the confirmation-related appeals. In January 2013, the Company filed a motion to dismiss the appeals as equitably moot, based on the substantial consummation of the Plan. On June 18, 2014, the Delaware District Court entered an order granting in part and denying in part the motion to dismiss. The effect of the order was to dismiss all of the appeals, with the exception of the relief requested by the Zell Entity concerning the priority in right of payment of the subordinated promissory notes held by the Zell Entity and its permitted assignees with respect to any state law fraudulent transfer claim recoveries from a creditor trust that was proposed to be formed under a prior version of the Plan, but was not formed under the Plan as confirmed by the Bankruptcy Court. The Delaware District Court vacated the Bankruptcy Court’s ruling to the extent it opined on that issue. On July 16, 2014, Aurelius, Law Debenture and Deutsche Bank timely appealed the Delaware District Court’s order to the U.S. Court of Appeals for the Third Circuit. On August 19, 2015, the Third Circuit affirmed the Delaware District Court’s dismissal of Aurelius’s appeal of the Confirmation Order. The Third Circuit, however, reversed the Delaware District Court’s dismissal of Law Debenture’s and Deutsche Bank’s appeals of the Confirmation Order, and remanded those appeals to the District Court for further proceedings on the merits. On September 11, 2015, the Third Circuit denied Aurelius’s petition for en banc review of the court’s decision and on January 11, 2016, Aurelius filed a petition for writ of certiorari to the U.S. Supreme Court. That petition was denied on March 31, 2016. If the remaining Appellants succeed on their appeal, our financial condition may be adversely affected.
Resolution of Outstanding Prepetition Claims—As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Additional claims were filed after the Effective Date, including to amend or supplement previously filed claims. Additional claims were also included in the Debtors’ respective schedules of assets and liabilities which were filed with the Bankruptcy Court. Amounts and payment terms for these claims, if applicable, were established in the Plan. As of April 30, 2016, approximately 3,290 proofs of claim had been withdrawn or expunged as a result of the Debtors’ evaluation of the filed proofs of claim and their efforts to reduce and/or eliminate invalid, duplicative and/or over-stated claims. In addition, approximately 3,755 proofs of claim had been settled or otherwise satisfied pursuant to the terms of the Plan.
As of April 30, 2016, approximately 410 proofs of claim remain subject to further evaluation and adjustments, of which 2 proofs of claim relate to Tribune Publishing Debtor cases and were assumed by Tribune Publishing in connection with the Publishing Spin-off. The majority of the remaining proofs of claim were filed by certain of the Company’s former directors and officers, asserting indemnity and other related claims against the Company for claims brought against them in lawsuits arising from the Leveraged ESOP Transactions. Those lawsuits are pending in multidistrict litigation (“MDL”) before the United States District Court for the Southern District of New York (the “NY District Court”) in proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation, under the consolidated docket numbers 1:11-md-02296 and 1:12-mc-02296. See “Certain Causes of Action Arising From the Leveraged ESOP Transactions” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 for a description of the MDL proceedings in the NY District Court as of February 29, 2016. On March 24, 2016, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) issued a

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

decision upholding the NY District Court’s dismissal of the state law constructive fraudulent transfer causes of action commenced by Deutsche Bank, Law Debenture and WTC, as indenture trustees for the Predecessor’s senior noteholders and PHONES, and, separately, certain retirees (collectively and as subsequently amended, the “SLCFC Actions”), on the alternative grounds set forth in the cross-appeal of the defendants’ liaison counsel on behalf of the defendants. The Second Circuit issued a corrected opinion upholding the dismissal of the SLCFC Actions on March 29, 2016. The remaining lawsuits pending in the MDL proceedings are asserted by the litigation trust formed, pursuant to the Plan, to pursue certain causes of action arising from the Leveraged ESOP Transactions for the benefit of certain creditors that received interests in the litigation trust as part of their distributions under the Plan (the “Litigation Trust”). Under the Plan, such indemnity-type claims against the Company must be set off against any recovery by the Litigation Trust against any of the directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.
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
Reorganization items, net included in the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended March 31, 2016 and March 29, 2015 totaled $0.4 million and $1 million, respectively.
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
Television and radio broadcast station licenses are granted for terms of up to eight years and are subject to renewal by the FCC in the ordinary course, at which time they may be subject to petitions to deny the license renewal applications. As of May 10, 2016, the Company had FCC authorization to operate 39 television stations and one AM radio station.
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
Under the FCC’s “Newspaper Broadcast Cross Ownership Rule” (the “NBCO Rule”), the Company and holders of “attributable interests” in the Company generally are prohibited from owning or holding attributable interests in both daily newspapers and broadcast stations in the same market. On August 4, 2014, the Company completed the Publishing Spin-off and retained 381,354 shares of Tribune Publishing common stock, representing 1.5% of the outstanding common stock of Tribune Publishing (see Note 2 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 for further information). The Company determined that it does not have an attributable interest in the daily newspaper business or operations of Tribune Publishing. As a result of the pro rata distribution of Tribune Publishing stock to shareholders of the Company, the three attributable shareholders of the Company (collectively, the “Attributable Shareholders”) became attributable shareholders of Tribune Publishing. The residual common attributable interests of the Attributable Shareholders in the Company and Tribune Publishing maintain the status quo with respect to these shareholders’ interests in the companies.
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
The FCC’s “National Television Multiple Ownership Rule” prohibits the Company from owning television stations that, in the aggregate, reach more than 39% of total U.S. television households, subject to a 50% discount of the number of television households attributable to UHF stations (the “UHF Discount”). The Company’s current national reach would exceed the 39% cap on an undiscounted basis. In a pending rulemaking proceeding the FCC has proposed to repeal the UHF Discount but to grandfather existing combinations that exceed the 39% cap. Under the FCC’s proposal, absent a waiver, a grandfathered station group would have to come into compliance with the modified cap upon a sale or transfer of control. If adopted as proposed, the elimination of the UHF Discount would affect the Company’s ability to acquire additional television stations (including the Dreamcatcher stations that are the subject of certain option rights held by the Company, see Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 for further information).
The Company provides certain operational support and other services to Dreamcatcher pursuant to shared services agreement (“SSA”). In its pending 2014 Quadrennial Review proceeding, the FCC is seeking comment on proposals to adopt reporting requirements for SSAs. The Company cannot predict the outcome of that proceeding or its effect on the Company’s business or operations. Meanwhile, in a public notice released on March 12, 2014, the FCC announced that pending and future transactions involving SSAs will be subject to a higher level of scrutiny if they include a combination of certain operational and economic features. Although the Company currently has no transactions pending before the FCC that would be subject to such higher scrutiny, this policy could limit the Company’s future ability to enter into SSAs or similar arrangements.
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
Federal legislation enacted in February 2012 authorizes the FCC to conduct voluntary “incentive auctions” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.750 billion. If any of the Company’s television stations are required to change frequencies or otherwise modify their operations, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. The FCC adopted rules to implement the incentive auction and repacking through a number of orders and public notices. Applications to participate in the auction, were due January 12, 2016 and initial commitments (indicating the official commencement of the auction) were due on March 29, 2016. The FCC has announced May 31, 2016 as the commencement date for auction bidding rounds, however, that date may be cancelled, delayed or materially altered. The Company has filed applications to participate in the auction. The Company cannot predict the likelihood, timing or outcome of the incentive auction, or any related FCC regulatory action. The FCC has adopted strict communications prohibitions with respect to the auction, which went into effect on January 12, 2016, and will remain in effect until the FCC publicly announces that the auction has ended (which could be as late as fourth quarter 2016 or later). During such time, the Company and its agents, employees, officers and directors are prohibited from directly or indirectly communicating- both internally and externally- certain information regarding the Company’s auction participation.
As described in Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, the Company completed the Local TV Acquisition on December 27, 2013 pursuant to FCC staff approval granted on December 20, 2013 in the Local TV Transfer Order. On January 22, 2014, Free Press filed an Application for Review seeking review by the full Commission of the Local TV Transfer Order. The Company filed an Opposition to the Application for Review on February 21, 2014. Free Press filed a reply on March 6, 2014. The matter is pending.
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
NOTE 9: INCOME TAXES
In the three months ended March 31, 2016, the Company recorded income tax expense of $13 million. The effective tax rate on pretax income was 53.2% in the three months ended March 31, 2016. This rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, other non-deductible expenses and a $4 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.
In the three months ended March 29, 2015, the Company recorded income tax expense of $22 million. The effective tax rate on pretax income was 38.0% in the three months ended March 29, 2015. This rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, and other non-deductible expenses.
Newsday and Chicago Cubs Transactions—As further described in Note 9 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, the Company consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC, through NMG Holdings, Inc., owned approximately 97% and the Company owned approximately 3% of NHLLC. The fair market value of the contributed Newsday Media Group business (“NMG”) net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. In March 2013, the IRS issued its audit report on the Company’s federal income tax return for 2008 which concluded that the gain should have been included in the Company’s 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax and penalty through March 31, 2016 would be approximately $38 million. The Company disagrees with the IRS’s position and has timely filed a protest in response to the IRS’s proposed tax adjustments. The Company is contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, the Company would also be subject to approximately $32 million, net of tax benefits, of state income taxes through March 31, 2016. If the IRS prevails, the tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2008. Through December 31, 2015, the Company has made approximately $137 million of federal and state tax payments through its regular tax reporting process and does not expect to make additional tax payments. The Company does not maintain any tax reserves relating to the Newsday Transactions. As further described in Note 5, on September 2, 2015, the Company sold its remaining interest in the Newsday partnership. The Company’s remaining deferred tax liability of $101 million became payable upon the consummation of the sale. The tax payments were made in the fourth quarter of 2015 and are included in the aggregate payments of $137 million referenced above. The sale of its partnership interest does not impact the ongoing IRS audit, nor does it change the Company’s view on the tax position(s) taken on the original transaction.
As further described in Note 9 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and the Company owns 5% of the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

membership interests in New Cubs LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. The IRS is currently auditing the Company’s 2009 federal income tax return which includes the Chicago Cubs Transactions. On March 31, 2016, the IRS issued the Company a Notice of Proposed Adjustment (“NOPA”) which presents the IRS’s position that the gain should have been included in the Company’s 2009 taxable income. The NOPA also proposes that the Company be subject to penalties ranging from 20% to 40% of the tax due. The NOPA is only a notice of proposed adjustment and is not an actual tax assessment. The Company disagrees with the IRS’s position that the transaction generated taxable gain in 2009, the penalty assertion and the IRS’s calculation of the gain. The Company continues to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, the Company estimates that the federal and state income taxes would be approximately $225 million before interest and penalties. However, if the IRS prevails in their position, any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. Through March 31, 2016, the Company has paid approximately $35 million through its regular tax reporting process. The Company does not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, the Company’s unaudited Condensed Consolidated Balance Sheet at March 31, 2016 includes a deferred tax liability of $161 million related to the future recognition of taxable income related to the Chicago Cubs Transactions.
Other—Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. The Company accounts for uncertain tax positions in accordance with ASC Topic 740, which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s liability for unrecognized tax benefits totaled $34 million at March 31, 2016 and $34 million at December 31, 2015. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $10 million within the next twelve months due to the resolution of tax examination issues and statute of limitations expirations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10: PENSION AND OTHER RETIREMENT PLANS
The components of net periodic benefit credit for Company-sponsored pension and other postretirement benefits plans, net of taxes, for the three months ended March 31, 2016 and March 29, 2015 were as follows (in thousands):

	Pension Benefits
	Three Months Ended
	March 31, 2016	March 29, 2015
Service cost	$169	$156
Interest cost	20,751	20,377
Expected return on plans’ assets	(26,913)	(27,836)
Net periodic benefit credit	$(5,993)	$(7,303)

	Other Post Retirement Benefits
	Three Months Ended
	March 31, 2016	March 29, 2015
Service cost	$—	$34
Interest cost	81	110
Recognized actuarial gain	—	(8)
Amortization of prior service credits	(95)	—
Net periodic benefit cost	$(14)	$136
For 2016, the Company does not expect to make any contributions to its qualified pension plans and expects to contribute $1 million to its other postretirement plans. In the three months ended March 31, 2016 and March 29, 2015, the Company’s contributions were not material.
NOTE 11: CAPITAL STOCK
As of the Effective Date, Reorganized Tribune Company issued 78,754,269 shares of Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), and 4,455,767 shares of Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and together with Class A Common Stock, “Common Stock”). Certain creditors that were entitled to receive Common Stock, either voluntarily elected to receive Class B Common Stock in lieu of Class A Common Stock or were allocated Class B Common Stock in lieu of Class A Common Stock in order to comply with the FCC’s ownership rules and requirements. The Class A Common Stock and Class B Common Stock generally provide identical economic rights, but holders of Class B Common Stock have limited voting rights, including that such holders have no right to vote in the election of directors. Subject to the ownership limitations described below, each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock, in each case, at the option of the holder at any time. During the three months ended March 31, 2016 and March 29, 2015, on a net basis, 0 and 46,123 shares, respectively, of Class B Common Stock were converted into 0 and 46,123 shares, respectively, of Class A Common Stock.
In addition, on the Effective Date, Reorganized Tribune Company entered into the Warrant Agreement, pursuant to which the Company issued 16,789,972 Warrants to purchase Common Stock (the “Warrants”). The Company issued the Warrants in lieu of Common Stock to creditors that were otherwise eligible to receive Common Stock in connection with the implementation of the Plan in order to comply with the FCC’s foreign ownership restrictions. Each Warrant entitles the holder to purchase from the Company, at the option of the holder and subject

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

to certain restrictions set forth in the Warrant Agreement and described below, one share of Class A Common Stock or one share of Class B Common Stock at an exercise price of $0.001 per share, subject to adjustment and a cashless exercise feature. The Warrants may be exercised at any time on or prior to December 31, 2032. During the three months ended March 31, 2016 and March 29, 2015, 100,108 and 421,643 Warrants, respectively, were exercised for 100,108 and 421,643 shares, respectively, of Class A Common Stock. No Warrants were exercised for Class B Common Stock during the three months ended March 31, 2016 and March 29, 2015. At March 31, 2016, the following amounts were issued: 191,201 Warrants, 100,334,466 shares of Class A Common Stock, of which 7,911,675 were held in treasury, and 5,605 shares of Class B Common Stock.
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
On the Effective Date, Reorganized Tribune Company entered into a registration rights agreement (the “Registration Rights Agreement”) with certain entities related to Angelo, Gordon & Co., L.P. (the “AG Group”), Oaktree Tribune, L.P., an affiliate of Oaktree Capital Management, L.P. (the “Oaktree Group”) and Isolieren Holding Corp., an affiliate of JPMorgan (the “JPM Group,” and each of the JPM Group, AG Group and Oaktree Group, a “Stockholder Group”) and certain other holders of Registrable Securities who become a party thereto. See Note 16 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 for additional information relating to the Registration Rights Agreement.
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

Common Stock Repurchases—On October 13, 2014, the Board authorized a stock repurchase program, under which the Company could repurchase up to $400 million of its outstanding Class A Common Stock in open-market

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During fiscal 2015, the Company repurchased 6,569,056 shares of Class A Common Stock in open market transactions for $332 million at an average price of $50.59 per share, which is exclusive of 125,566 shares, valued at $8 million, for which the Company placed trades prior to December 28, 2014 that were not settled until the first three business days of the first quarter of 2015. As of December 31, 2015, the Company had repurchased the full $400 million of outstanding Class A Common Stock authorized under this repurchase program.
On February 24, 2016, the Board authorized a new stock repurchase program, under which the Company may repurchase up to $400 million of its outstanding Class A Common Stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations. During the first quarter of 2016, the Company repurchased 341,548 shares in open market transactions for $13 million at an average price of $37.30 per share, inclusive of 100,089 shares, valued at $4 million, for which the Company placed trades on or prior to March 31, 2016 that were not settled until the second quarter of 2016. As of March 31, 2016, the remaining authorized amount under the current authorization totaled approximately $387 million.
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
Quarterly Cash Dividends—On February 24, 2016, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share paid on March 24, 2016 to holders of record of Common Stock as of March 10, 2016. In addition, pursuant to the terms of the Warrant Agreement, the Company made a cash payment of $0.25 per Warrant on March 24, 2016 to holders of record of Warrants at the close of business on March 10, 2016. The total aggregate payment on March 24, 2016 totaled $23 million.
On May 5, 2016, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on June 6, 2016 to holders of record of Common Stock and Warrants as of May 20, 2016.
The payment of cash dividends also results in the issuance of Dividend Equivalent Units (“DEUs”) to holders of RSUs and PSUs each, as defined and described in Note 12. The DEUs will be reinvested in RSUs and PSUs and settled concurrently with the vesting of associated RSUs and PSUs. Pursuant to the Company’s policy, the forfeitable DEUs and dividends payable in cash are treated as a reduction of retained deficit.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 12: STOCK-BASED COMPENSATION
On March 1, 2013 the Compensation Committee of the Board adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) for the purpose of granting stock awards to directors, officers and employees of the Company and its subsidiaries. Stock awarded pursuant to the Equity Incentive Plan is limited to five percent of the outstanding Common Stock on a fully diluted basis as of the Effective Date. There are 5,263,000 shares of Common Stock authorized for issuance under the Equity Incentive Plan. As of March 31, 2016, the Company had 587,649 shares of Common Stock available for grant.
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
Holders of RSUs and PSUs also receive DEUs until the RSUs or PSUs vest. See Note 11 for further information. The number of DEUs granted for each RSU or PSU is calculated based on the value of the dividends per share paid on the Company’s Common Stock and the closing price of the Company’s Common Stock on the dividend payment date. The DEUs vest with the underlying RSU or PSU.
NSO and RSU awards generally vest 25% on each anniversary of the date of the grant. Under the Equity Incentive Plan, the exercise price of an NSO award cannot be less than the market price of the Common Stock at the time the NSO award is granted and has a maximum contractual term of 10 years. PSU awards cliff vest at the end of the three-year performance periods, depending on the period specified in each respective PSU agreement. The number of PSUs that ultimately vest depends on the Company’s performance relative to specified financial targets for fiscal years 2016, 2017 and 2018. Unrestricted stock awards have been issued to certain members of the Board as compensation for retainer fees and long-term awards. The Company intends to facilitate settlement of all vested awards in Common Stock, with the exception of certain RSUs granted to non-US based employees which the Company expects to settle in cash.
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
Stock-based compensation expense for the three months ended March 31, 2016 and March 29, 2015 totaled $8 million in each period.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of activity and weighted average exercise prices related to the NSOs is reflected in the table below.

	Three Months Ended March 31, 2016
	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	1,374,456	$60.62
Granted	1,241,354	29.22
Forfeited	(44,240)	43.26
Cancelled	(9,112)	58.44
Outstanding, end of period	2,562,458	$45.71
Vested and exercisable, end of period	605,559	$61.11

A summary of activity and weighted average fair values related to the RSUs is reflected in the table below.

	Three Months Ended March 31, 2016
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	839,789	$58.39
Granted	764,973	29.31
Dividend equivalent units granted	9,044	35.95
Vested	(277,580)	58.38
Dividend equivalent units vested	(4,993)	41.64
Forfeited	(21,264)	47.29
Dividend equivalent units forfeited	(332)	39.72
Outstanding and nonvested, end of period (1)	1,309,637	$41.51

(1) Includes 19,954 RSUs which were granted to foreign employees and which the Company expects to settle in cash. The fair value of these RSUs at March 31, 2016 was not material. These RSUs generally vest over a four year period.

A summary of activity and weighted average fair values related to the unrestricted stock awards is as follows:

	Three Months Ended March 31, 2016
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	—	$—
Granted	16,898	33.73
Vested	(16,898)	33.73
Outstanding and nonvested, end of period	—	$—

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of activity and weighted average fair values related to the PSUs is reflected in the table below.

	Three Months Ended March 31, 2016
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	106,964	$65.50
Granted (1)	34,728	30.96
Dividend equivalent units granted	734	36.19
Vested	(55,720)	65.06
Dividend equivalent units vested	(1,009)	41.64
Forfeited	(948)	65.06
Outstanding and nonvested, end of period	84,749	$42.79

(1) Represents shares of PSUs for which performance targets have been established and which are deemed granted under U.S. GAAP.
As of March 31, 2016, the Company had not yet recognized compensation cost on nonvested awards as follows (dollars in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
Nonvested awards	$81,291	3.1

NOTE 13: EARNINGS PER SHARE
The Company computes earnings (loss) per common share (“EPS”) under the two-class method which requires the allocation of all distributed and undistributed earnings to common stock and other participating securities based on their respective rights to receive distributions of earnings or losses. The Company’s Class A Common Stock and Class B Common Stock equally share in distributed and undistributed earnings. The Company accounts for the Warrants as participating securities, as holders of the Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company’s earnings concurrently with such distributions made to the holders of Common Stock, subject to certain restrictions relating to FCC rules and requirements. Under the terms of the Company’s RSU and PSU agreements, unvested RSUs and PSUs contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of March 31, 2016, there were 20,876 DEUs outstanding, which will vest at the time that the underlying RSU or PSU vests.
The Company computes basic EPS by dividing net income (loss) applicable to common shares by the weighted average number of common shares outstanding during the period. In accordance with the two-class method, undistributed earnings applicable to the Warrants are excluded from the computation of basic EPS. Diluted EPS is computed by dividing net income (loss) by the weighted average number of common shares outstanding during the period as adjusted for the assumed exercise of all outstanding stock awards. The calculation of diluted EPS assumes that stock awards outstanding were exercised at the beginning of the period. The stock awards are included in the calculation of diluted EPS only when their inclusion in the calculation is dilutive.
ASC Topic 260, “Earnings per Share,” states that the presentation of basic and diluted EPS is required only for common stock and not for participating securities. For the three months ended March 31, 2016 and March 29, 2015,

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

258,306 and 1,885,431, respectively, of the weighted-average Warrants outstanding, have been excluded from the below table.
The calculation of basic and diluted EPS is presented below (in thousands, except for per share data):

	Three Months Ended
	March 31, 2016	March 29, 2015
EPS numerator:
Net income, as reported	$11,093	$36,417
Less: Dividends distributed to Warrants	48	—
Less: Undistributed earnings allocated to Warrants	—	706
Net income attributable to common shareholders for basic EPS	$11,045	$35,711
Add: Undistributed earnings allocated to dilutive securities	—	1
Net income attributable to common shareholders for diluted EPS	$11,045	$35,712

EPS denominator:
Weighted average shares outstanding - basic	92,491	95,411
Impact of dilutive securities	132	125
Weighted average shares outstanding - diluted	92,623	95,536

Net income per share attributable to common shareholders:
Basic	$0.12	$0.37
Diluted	$0.12	$0.37
Because of their anti-dilutive effect, 2,624,524 and 1,215,011 common share equivalents, comprised of NSOs, PSUs and RSUs, have been excluded from the diluted EPS calculation for the three months ended March 31, 2016 and March 29, 2015, respectively.
NOTE 14: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) is a separate component of shareholders’ equity in the Company’s unaudited Condensed Consolidated Balance Sheets. The following table summarizes the changes in accumulated other comprehensive loss, net of taxes by component for the three months ended March 31, 2016 (in thousands):

	Unrecognized Benefit Plan Gains and Losses	Foreign Currency Translation Adjustments	Unrealized Holding Gain on Marketable Securities	Total
Balance at December 31, 2015	$(57,391)	$(15,764)	$2,139	$(71,016)
Other comprehensive (loss) income	(58)	4,043	(348)	3,637
Balance at March 31, 2016	$(57,449)	$(11,721)	$1,791	$(67,379)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 15: RELATED PARTY TRANSACTIONS
The Company’s company-sponsored pension plan assets include an investment in a loan fund limited partnership managed by Oaktree Capital Management, L.P. (“Oaktree”), which is affiliated with Oaktree Tribune, L.P., a principal shareholder of Tribune Media Company. The fair value of this investment was $29 million at March 31, 2016 and $30 million and December 31, 2015. The pension plan assets have included an investment in this fund since 2008.
The Secured Credit Facility syndicate of lenders includes funds affiliated with Oaktree. These funds held $37 million and $38 million of the Company’s Term B Loans and Former Term Loans at March 31, 2016 and December 31, 2015, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 16: BUSINESS SEGMENTS
The following table summarizes business segment financial data for the three months ended March 31, 2016 and March 29, 2015 (in thousands):

	Three Months Ended
	March 31, 2016	March 29, 2015
Operating revenues:
Television and Entertainment	$454,697	$410,300
Digital and Data	53,253	50,202
Corporate and Other	12,565	12,235
Total operating revenues	$520,515	$472,737
Operating profit (loss):
Television and Entertainment	$58,745	$79,348
Digital and Data	(2,912)	3,734
Corporate and Other	(28,617)	(22,147)
Total operating profit	$27,216	$60,935
Depreciation:
Television and Entertainment	$11,016	$11,423
Digital and Data	2,897	2,105
Corporate and Other	3,425	3,526
Total depreciation	$17,338	$17,054
Amortization:
Television and Entertainment	$41,475	$41,510
Digital and Data	7,903	6,261
Total amortization	$49,378	$47,771
Capital Expenditures:
Television and Entertainment	$6,833	$9,250
Digital and Data	4,923	2,605
Corporate and Other	6,092	4,444
Total capital expenditures	$17,848	$16,299

	March 31, 2016	December 31, 2015 (1)
Assets:
Television and Entertainment	$7,529,699	$7,748,010
Digital and Data	712,241	725,151
Corporate and Other	1,018,347	1,029,280
Assets held for sale	313,235	206,422
Total assets	$9,573,522	$9,708,863

(1) December 31, 2015 balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03. See Note 1 for further information.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 17: CONDENSED CONSOLIDATING FINANCIAL INFORMATION

The Company is the Issuer of the registered debt (see Note 6) and such debt is guaranteed by the 100% owned, domestic Subsidiary Guarantors. The Subsidiary Guarantors are direct or indirect 100% owned domestic subsidiaries of the Company. The Company’s payment obligations under the Notes are jointly and severally guaranteed by the Subsidiary Guarantors, and all guarantees are full and unconditional. The subsidiaries of the Company that do not guarantee the Notes (the “Non-Guarantor Subsidiaries”) are direct or indirect subsidiaries of the Company that primarily include the Company’s international operations.
The guarantees are subject to release under certain circumstances, including: (a) upon the sale, exchange, disposition or other transfer (including through merger, consolidation or dissolution) of the interests in such Subsidiary Guarantor, after which such Subsidiary Guarantor is no longer a restricted subsidiary of the Company, or all or substantially all the assets of such Subsidiary Guarantor, in any case, if such sale, exchange, disposition or other transfer is not prohibited by the Indenture, (b) upon the Company designating such Subsidiary Guarantor to be an unrestricted subsidiary in accordance with the Indenture, (c) in the case of any restricted subsidiary of the Company that after the issue date is required to guarantee the Notes, upon the release or discharge of the guarantee by such restricted subsidiary of any indebtedness of the Company or another Subsidiary Guarantor or the repayment of any indebtedness of the Company or another Subsidiary Guarantor, in each case, which resulted in the obligation to guarantee the Notes, (d) upon the Company’s exercise of its legal defeasance option or covenant defeasance option in accordance with the Indenture or if the Company’s obligations under the Indenture are discharged in accordance with the terms of the Indenture, (e) upon the release or discharge of direct obligations of such Subsidiary Guarantor, or the guarantee by such Guarantor of the obligations, under the Senior Credit Agreement, or (f) during the period when the rating of the Notes is changed to investment grade.
In lieu of providing separate audited financial statements for the Subsidiary Guarantors, the Company has included the accompanying condensed consolidating financial statements in accordance with the requirements of Rule 3-10(f) of SEC Regulation S-X. The following Condensed Consolidating Financial Statements present the Consolidated Balance Sheets, Consolidated Statements of Operations and Comprehensive (Loss) Income and Consolidated Statements of Cash Flows of Tribune Media Company, the Subsidiary Guarantors, the Non-guarantor Subsidiaries and the eliminations necessary to arrive at the Company’s information on a consolidated basis.
These statements are presented in accordance with the disclosure requirements under SEC Regulation S-X, Rule 3-10.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 31, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$508,445	$16,477	$(4,407)	$520,515

Programming and direct operating expenses	—	235,866	5,375	(2,998)	238,243
Selling, general and administrative	25,429	157,254	7,066	(1,409)	188,340
Depreciation and amortization	2,569	59,151	4,996	—	66,716
Total Operating Expenses	27,998	452,271	17,437	(4,407)	493,299

Operating (Loss) Profit	(27,998)	56,174	(960)	—	27,216

(Loss) income on equity investments, net	(720)	38,972	—	—	38,252
Interest and dividend income	91	41	13	—	145
Interest expense	(41,714)	—	(262)	—	(41,976)
Other non-operating items	62	—	—	—	62
Intercompany interest income (expense)	438	(438)	—	—	—
Intercompany income (charges)	23,762	(23,706)	(56)	—	—
(Loss) Income Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(46,079)	71,043	(1,265)	—	23,699
Income tax (benefit) expense	(17,960)	31,343	(777)	—	12,606
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	39,212	936	—	(40,148)	—
Net Income (Loss)	$11,093	$40,636	$(488)	$(40,148)	$11,093

Comprehensive Income (Loss)	$14,730	$40,739	$3,449	$(44,188)	$14,730

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED MARCH 29, 2015
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$463,541	$14,834	$(5,638)	$472,737

Programming and direct operating expenses	—	189,688	9,227	(2,411)	196,504
Selling, general and administrative	23,940	124,722	5,038	(3,227)	150,473
Depreciation and amortization	1,169	59,792	3,864	—	64,825
Total Operating Expenses	25,109	374,202	18,129	(5,638)	411,802

Operating (Loss) Profit	(25,109)	89,339	(3,295)	—	60,935

Income on equity investments, net	—	36,934	—	—	36,934
Interest and dividend income	300	26	41	—	367
Interest expense	(38,923)	(5)	(284)	—	(39,212)
Gain on investment transaction, net	687	—	—	—	687
Other non-operating items	(926)	(66)	—	—	(992)
Intercompany interest income (expense)	439	(439)	—	—	—
Intercompany income (charges)	25,065	(24,976)	(89)	—	—
(Loss) Income Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(38,467)	100,813	(3,627)	—	58,719
Income tax (benefit) expense	(15,122)	39,892	(2,468)	—	22,302
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	59,762	(1,324)	—	(58,438)	—
Net Income (Loss)	$36,417	$59,597	$(1,159)	$(58,438)	$36,417

Comprehensive Income (Loss)	$30,082	$57,732	$(4,685)	$(53,047)	$30,082

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Assets
Current Assets
Cash and cash equivalents	$300,466	$10,161	$14,009	$—	$324,636
Restricted cash and cash equivalents	17,579	—	—	—	17,579
Accounts receivable, net	871	421,145	11,867	—	433,883
Broadcast rights	—	156,587	1,732	—	158,319
Income taxes receivable	—	28,974	179	—	29,153
Prepaid expenses	13,688	26,709	2,425	—	42,822
Other	22,276	3,811	305	—	26,392
Total current assets	354,880	647,387	30,517	—	1,032,784
Properties
Property, plant and equipment	50,300	540,845	109,168	—	700,313
Accumulated depreciation	(13,176)	(145,183)	(6,189)	—	(164,548)
Net properties	37,124	395,662	102,979	—	535,765

Investments in subsidiaries	10,359,278	105,303	—	(10,464,581)	—

Other Assets
Broadcast rights	—	186,548	32	—	186,580
Goodwill	—	3,508,718	54,939	—	3,563,657
Other intangible assets, net	—	2,045,695	146,736	—	2,192,431
Assets held for sale	—	313,235	—	—	313,235
Investments	16,984	1,608,912	15,395	—	1,641,291
Intercompany receivables	1,603,188	4,510,471	451,058	(6,564,717)	—
Intercompany loan receivable	27,000	—	—	(27,000)	—
Other	182,572	99,673	5,983	(180,449)	107,779
Total other assets	1,829,744	12,273,252	674,143	(6,772,166)	8,004,973
Total Assets	$12,581,026	$13,421,604	$807,639	$(17,236,747)	$9,573,522

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF MARCH 31, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$31,616	$32,780	$3,302	$—	$67,698
Debt due within one year	15,902	—	3,992	—	19,894
Income taxes payable	—	2,730	1,468	—	4,198
Contracts payable for broadcast rights	—	204,276	2,007	—	206,283
Deferred revenue	—	37,154	3,550	—	40,704
Interest payable	13,899	—	2	—	13,901
Other	35,809	75,273	6,292	—	117,374
Total current liabilities	97,226	352,213	20,613	—	470,052

Non-Current Liabilities
Long-term debt	3,390,792	—	13,770	—	3,404,562
Intercompany loan payable	—	27,000	—	(27,000)	—
Deferred income taxes	—	992,605	173,810	(180,449)	985,966
Contracts payable for broadcast rights	—	349,750	38	—	349,788
Contract intangible liability, net	—	9,436	—	—	9,436
Intercompany payables	4,804,029	1,528,799	231,889	(6,564,717)	—
Other	479,665	55,540	3,675	—	538,880
Total non-current liabilities	8,674,486	2,963,130	423,182	(6,772,166)	5,288,632
Total liabilities	8,771,712	3,315,343	443,795	(6,772,166)	5,758,684

Shareholders’ Equity (Deficit)
Common stock	100	—	—	—	100
Treasury stock	(412,892)	—	—	—	(412,892)
Additional paid-in-capital	4,600,743	9,488,052	287,950	(9,776,002)	4,600,743
Retained earnings (deficit)	(311,258)	624,410	77,012	(701,422)	(311,258)
Accumulated other comprehensive (loss) income	(67,379)	(6,201)	(6,642)	12,843	(67,379)
Total Tribune Media Company shareholders’ equity (deficit)	3,809,314	10,106,261	358,320	(10,464,581)	3,809,314
Noncontrolling interests	—	—	5,524	—	5,524
Total shareholders’ equity (deficit)	3,809,314	10,106,261	363,844	(10,464,581)	3,814,838
Total Liabilities and Shareholders’ Equity (Deficit)	$12,581,026	$13,421,604	$807,639	$(17,236,747)	$9,573,522

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (1)
AS OF DECEMBER 31, 2015
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Assets
Current Assets
Cash and cash equivalents	$235,508	$13,054	$14,082	$—	$262,644
Restricted cash and cash equivalents	17,595	—	—	—	17,595
Accounts receivable, net	672	452,722	13,234	—	466,628
Broadcast rights	—	157,538	2,702	—	160,240
Income taxes receivable	—	42,816	22	—	42,838
Prepaid expenses	16,747	44,817	1,773	—	63,337
Other	4,494	3,818	351	—	8,663
Total current assets	275,016	714,765	32,164	—	1,021,945
Properties
Property, plant and equipment	47,909	662,094	108,655	—	818,658
Accumulated depreciation	(10,607)	(144,089)	(6,105)	—	(160,801)
Net properties	37,302	518,005	102,550	—	657,857

Investments in subsidiaries	10,374,921	104,432	—	(10,479,353)	—

Other Assets
Broadcast rights	—	203,376	46	—	203,422
Goodwill	—	3,508,718	53,094	—	3,561,812
Other intangible assets, net	—	2,091,010	149,189	—	2,240,199
Assets held for sale	—	206,422	—	—	206,422
Investments	18,276	1,659,029	15,395	—	1,692,700
Intercompany receivables	1,560,781	4,265,957	331,873	(6,158,611)	—
Intercompany loan receivable	27,000	—	—	(27,000)	—
Other	189,517	117,124	5,167	(187,302)	124,506
Total other assets	1,795,574	12,051,636	554,764	(6,372,913)	8,029,061
Total Assets	$12,482,813	$13,388,838	$689,478	$(16,852,266)	$9,708,863

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS (1)
AS OF DECEMBER 31, 2015
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$29,587	$24,153	$6,654	$—	$60,394
Debt due within one year	15,874	—	3,988	—	19,862
Income taxes payable	—	2,700	758	—	3,458
Contracts payable for broadcast rights	—	233,660	3,016	—	236,676
Deferred revenue	—	39,654	5,067	—	44,721
Interest payable	33,826	—	2	—	33,828
Other	44,615	91,384	5,862	—	141,861
Total current liabilities	123,902	391,551	25,347	—	540,800

Non-Current Liabilities
Long-term debt	3,394,753	—	14,736	—	3,409,489
Intercompany loan payable	—	27,000	—	(27,000)	—
Deferred income taxes	—	994,083	177,251	(187,302)	984,032
Contracts payable for broadcast rights	—	385,052	55	—	385,107
Contract intangible liability, net	—	13,772	—	—	13,772
Intercompany payables	4,652,289	1,397,981	108,341	(6,158,611)	—
Other	485,671	55,779	2,491	—	543,941
Total non-current liabilities	8,532,713	2,873,667	302,874	(6,372,913)	5,336,341
Total Liabilities	8,656,615	3,265,218	328,221	(6,372,913)	5,877,141

Shareholders’ Equity (Deficit)
Common stock	100	—	—	—	100
Treasury stock	(400,153)	—	—	—	(400,153)
Additional paid-in-capital	4,619,618	9,529,071	288,814	(9,817,885)	4,619,618
Retained (deficit) earnings	(322,351)	600,853	77,498	(678,351)	(322,351)
Accumulated other comprehensive (loss) income	(71,016)	(6,304)	(10,579)	16,883	(71,016)
Total Tribune Media Company shareholders’ equity (deficit)	3,826,198	10,123,620	355,733	(10,479,353)	3,826,198
Noncontrolling interests	—	—	5,524	—	5,524
Total shareholders’ equity (deficit)	3,826,198	10,123,620	361,257	(10,479,353)	3,831,722
Total Liabilities and Shareholders’ Equity (Deficit)	$12,482,813	$13,388,838	$689,478	$(16,852,266)	$9,708,863

(1) December 31, 2015 balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 31, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(56,143)	$181,150	$(2,708)	$—	$122,299

Investing Activities
Capital expenditures	(4,336)	(12,115)	(1,397)	—	(17,848)
Transfers from restricted cash	—	4	—	—	4
Investments	—	(88)	—	—	(88)
Intercompany dividend	3,326	—	—	(3,326)	—
Proceeds from sales of real estate and other assets	—	805	681	—	1,486
Net cash used in investing activities	(1,010)	(11,394)	(716)	(3,326)	(16,446)

Financing Activities
Repayments of long-term debt	(5,948)	—	(1,012)	—	(6,960)
Long-term debt issuance costs	(622)	—	—	—	(622)
Payment of dividends	(23,215)	—	—	—	(23,215)
Common stock repurchases	(8,938)	—	—	—	(8,938)
Tax withholdings related to net share settlements of share-based awards	(4,126)	—	—	—	(4,126)
Intercompany dividend	—	(3,326)	—	3,326	—
Change in intercompany receivables and payables (1)	164,960	(169,323)	4,363	—	—
Net cash provided by (used in) financing activities	122,111	(172,649)	3,351	3,326	(43,861)

Net Increase (Decrease) in Cash and Cash Equivalents	64,958	(2,893)	(73)	—	61,992
Cash and cash equivalents, beginning of year	235,508	13,054	14,082	—	262,644
Cash and cash equivalents, end of year	$300,466	$10,161	$14,009	$—	$324,636

(1) Excludes the impact of a $56 million non-cash settlement of intercompany balances upon dissolution of certain Guarantor subsidiaries.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED MARCH 29, 2015
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash used in operating activities	$(20,111)	$(69,753)	$(4,442)	$—	$(94,306)

Investing Activities
Capital expenditures	(6,157)	(9,739)	(403)	—	(16,299)
Acquisitions, net of cash acquired	—	(109)	—	—	(109)
Investments	—	(411)	—	—	(411)
Proceeds from sales of real estate and other assets	—	5,617	—	—	5,617
Net cash used in investing activities	(6,157)	(4,642)	(403)	—	(11,202)

Financing Activities
Repayments of long-term debt	—	(54)	(1,013)	—	(1,067)
Common stock repurchases	(172,777)	—	—	—	(172,777)
Change in excess tax benefits from stock-based awards	(402)	—	—	—	(402)
Tax withholdings related to net share settlements of share-based awards	(3,618)	—	—	—	(3,618)
Proceeds from stock option exercises	19	—	—	—	19
Change in intercompany receivables and payables	(78,930)	73,139	5,791	—	—
Net cash (used in) provided by financing activities	(255,708)	73,085	4,778	—	(177,845)

Net Increase (Decrease) in Cash and Cash Equivalents	(281,976)	(1,310)	(67)	—	(283,353)
Cash and cash equivalents, beginning of year	1,433,388	12,204	9,591	—	1,455,183
Cash and cash equivalents, end of year	$1,151,412	$10,894	$9,524	$—	$1,171,830

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

As used in this management’s discussion and analysis, unless otherwise specified or the context otherwise requires, “Tribune,” “we,” “our,” “us” and the “Company” refer to Tribune Media Company and its consolidated subsidiaries.
This discussion and analysis should be read in conjunction with our unaudited condensed consolidated financial statements and accompanying notes as well as our audited consolidated financial statements for the fiscal year ended December 31, 2015.
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the three months ended March 31, 2016 (the “Quarterly Report”), as well as other public documents and statements of the Company, includes “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified or referenced under “Item 1A. Risk Factors” included elsewhere in this Quarterly Report.
The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	changes in advertising demand and audience shares;

•	competition and other economic conditions including incremental fragmentation of the media landscape and competition from other media alternatives;

•	changes in the overall market for broadcast and cable television advertising, including through regulatory and judicial rulings;

•	our ability to protect our intellectual property and other proprietary rights;

•	our ability to adapt to technological changes;

•	availability and cost of quality network, syndicated and sports programming affecting our television ratings;

•	the loss, cost and/or modification of our network affiliation agreements;

•	our ability to renegotiate retransmission consent agreements with multichannel video programming distributors (“MVPDs”);

•	the incurrence of additional tax-related liabilities related to historical income tax returns;

•	our ability to expand our Digital and Data business operations internationally;

•	our ability to realize the full value, or successfully complete the planned divestitures, of our real estate assets;

•	the timing and administration by the FCC of a potential auction of spectrum and our ability to monetize our spectrum through sales, channel sharing arrangements or relocation;

•	the incurrence of costs to address contamination issues at physical sites owned, operated or used by our businesses;

•	adverse results from litigation, governmental investigations or tax-related proceedings or audits;

•	our ability to settle unresolved claims filed in connection with the Debtors’ Chapter 11 cases and resolve the appeals seeking to overturn the Confirmation Order;

•	our ability to satisfy future pension and other postretirement employee benefit obligations;

•	our ability to attract and retain employees;

•	the effect of labor strikes, lock-outs and labor negotiations;

•	our ability to realize benefits or synergies from acquisitions or divestitures or to operate our businesses effectively following acquisitions or divestitures;

•	our ability to successfully execute our business strategy, including our exploration of strategic and financial alternatives to enhance shareholder value;

•	the financial performance of our equity method investments;

•	the impairment of our existing goodwill and other intangible assets;

•	compliance with government regulations applicable to the television and radio broadcasting industry;

•	changes in accounting standards;

•	the payment of cash dividends on our common stock;

•	impact of increases in interest rates on our variable rate indebtedness or refinancings thereof;

•	impact of foreign currency exchange rate changes;

•	our indebtedness and ability to comply with covenants applicable to our debt financing and other contractual commitments;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	the factors discussed under “Risk Factors” of the Company’s filings with the Securities and Exchange Commission (the “SEC”); and

•	other events beyond our control that may result in unexpected adverse operating results.
We caution you that the foregoing list of important factors is not exhaustive. In addition, in light of these risks and uncertainties, the matters referred to in the forward-looking statements contained in this Quarterly Report may not in fact occur. We undertake no obligation to publicly update or revise any forward-looking statement as a result of new information, future events or otherwise, except as otherwise required by law. Should one or more of the risks or uncertainties described in this Quarterly Report or our other filings with the SEC occur, or should underlying assumptions prove incorrect, our actual results and plans could differ materially from those expressed in any forward-looking statements.
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
Our business operates in the following two reportable segments:

•
Television and Entertainment: Provides audiences across the country with news, entertainment and sports programming on Tribune Broadcasting local television stations and distinctive, high quality television series and movies on WGN America, including content produced by Tribune Studios and its production partners, as well as news, entertainment and sports information via our websites and other digital assets. Our Television and Entertainment reportable segment consists of 42 television stations and related websites, including 39 owned stations and 3 stations to which we provide certain services (the “SSAs”) with Dreamcatcher Broadcasting LLC (“Dreamcatcher”); WGN America, a national general entertainment cable network; Tribune Studios, a production company that sources and produces original and exclusive content for WGN America and our local television stations; Antenna TV and THIS TV, national multicast networks; www.Zap2it.com; and WGN, a radio station in Chicago.

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
Our results of operations, when examined on a quarterly basis, reflect the historical seasonality of our advertising revenues. Typically, second and fourth quarter advertising revenues are higher than first and third quarter advertising revenues. Results for the second quarter usually reflect spring seasonal advertising, while the fourth quarter includes advertising related to the holiday season. In addition, our operating results are subject to fluctuations from political advertising as political spending is usually significantly higher in even numbered years due to advertising expenditures preceding local and national elections. For additional information on the businesses we operate, see “Item 1. Business” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015 (the “2015 Annual Report”) and our other filings with the SEC.

SIGNIFICANT EVENTS
Exploration of Strategic and Financial Alternatives
On February 29, 2016, we announced that the Board of Directors (the “Board”) and the Company have retained financial advisors and initiated a process to explore a full range of strategic and financial alternatives to enhance shareholder value. The strategic and financial alternatives under consideration include, but are not limited to, the sale or separation of select lines of business or assets, strategic partnerships, programming alliances and return of capital initiatives.
Chapter 11 Reorganization
On December 8, 2008 (the “Petition Date”), Tribune Company and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). As further described and defined in Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2015, a plan of reorganization (the “Plan”) for the Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). On March 16, 2015 and July 24, 2015, the Bankruptcy Court entered final decrees closing 96 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re: Tribune Media Company, et al., Case No. 08-13141.
From the Petition Date and until the Effective Date, the Debtors operated their businesses as “debtors-in-possession” under the jurisdiction of the Bankruptcy Court and in accordance with the applicable provisions of the Bankruptcy Code, the Federal Rules of Bankruptcy Procedure and applicable orders of the Bankruptcy Court.
On the Effective Date, all of the conditions precedent to the effectiveness of the Plan were satisfied or waived, the Debtors emerged from Chapter 11, and the settlements, agreements and transactions contemplated by the Plan to be effected on the Effective Date were implemented, including, among other things, the appointment of a new board of directors and the initiation of distributions to creditors. As a result, our ownership changed from the employee stock ownership plan (“ESOP”) to certain of our creditors on the Effective Date (as defined and described in Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2015). On January 17, 2013, our Board appointed a chairman of the board and a new chief executive officer. Such appointments were effective immediately.
Since the Effective Date, we have substantially consummated the various transactions contemplated under the Plan. In particular, we have made all distributions of cash, common stock and warrants that were required to be made under the terms of the Plan to creditors holding allowed claims as of December 31, 2012. Claims of general unsecured creditors that become allowed claims on or after the Effective Date have been or will be paid on the next quarterly distribution date after such allowance. At March 31, 2016, restricted cash held by us to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, we will be required to satisfy the allowed claims from our cash on hand from operations. See Note 8 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2016 and Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2015 for further information regarding the Chapter 11 proceedings.
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
The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. The Revolving Credit Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy of representations and warranties. Under the terms of the Secured Credit Facility, the amount of the Term Loan Facility and/or the Revolving Credit Facility may be increased and/or one or more additional term or revolving facilities may be added to the Secured Credit Facility by entering into one or more incremental facilities, subject to a cap equal to the greater of (x) $1.000 billion and (y) the maximum amount that would not cause our net first lien senior secured leverage ratio (treating debt incurred in reliance of this basket as secured on a first lien basis whether or not so secured), as determined pursuant to the terms of the Secured Credit Facility, to exceed 4.50:1.00, subject to certain conditions. See Note 6 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2016 for further information and significant terms and conditions associated with the Secured Credit Facility, including but not limited to interest rates, repayment terms, fees, restrictions, and affirmative and negative covenants.
5.875% Senior Notes due 2022
On June 24, 2015, we issued $1.100 billion aggregate principal amount of 5.875% Senior Notes due 2022 (the “Notes”) under an Indenture, dated as of June 24, 2015 (the “Base Indenture”), among us, certain of our subsidiaries, as guarantors (the “Subsidiary Guarantors”), and The Bank of New York Mellon Trust Company, N.A. (in such capacity, the “Trustee”), as supplemented by the First Supplemental Indenture, dated as of June 24, 2015, among us, the Subsidiary Guarantors and the Trustee (the “First Supplemental Indenture”), the Second Supplemental Indenture, dated as of September 8, 2015, among us, the Subsidiary Guarantors parties thereto and the Trustee (the “Second Supplemental Indenture”), and the Third Supplemental Indenture, dated as of October 8, 2015, among the Company, the Subsidiary Guarantors party thereto and the Trustee (the “Third Supplemental Indenture” and, together with the Base Indenture, the First Supplemental Indenture and the Second Supplemental Indenture, the “Indenture”). We used the net proceeds from the sale of the Notes, together with cash on hand, to prepay $1.100 billion of Term B Loans under the Secured Credit Facility. The Notes bear interest at a rate of 5.875% per annum and interest is payable semi-annually in arrears on January 15 and July 15, commencing on January 15, 2016. The Notes mature on July 15, 2022. The Notes are unsecured senior indebtedness and are effectively subordinated to our and the Subsidiary Guarantors’ existing and future secured indebtedness, including indebtedness under the Secured Credit Facility, to the extent of the value of the assets securing such indebtedness. The Indenture provides that the guarantee of each Subsidiary Guarantor is an unsecured senior obligation of that Subsidiary Guarantor. The Notes are, subject to certain exceptions, guaranteed by each of our domestic subsidiaries that guarantee our obligations under the Secured Credit Facility.
In connection with the issuance of the Notes, the Company and the Subsidiary Guarantors entered into an exchange and registration rights agreement, dated as of June 24, 2015, with Deutsche Bank Securities Inc. and Citigroup Global Markets Inc. (the “Notes Registration Rights Agreement”). Pursuant to the Notes Registration Rights Agreement, the Company and the Subsidiary Guarantors filed an exchange offer registration statement with the Securities and Exchange Commission to exchange the Notes and the Guarantees for substantially identical securities registered under the Securities Act of 1933, as amended (the “Securities Act”). The exchange offer registration statement on Form S-4 was declared effective on April 1, 2016, and on May 4, 2016, we completed the exchange of $1.100 billion of the Notes and the Guarantees for $1.100 billion of our 5.875% Senior Notes due 2022 and the related guarantees, which have been registered under the Securities Act.
See Note 6 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2016 for further information and significant terms and conditions associated with the Notes, including but not limited to repayment terms, fees, restrictions, and affirmative and negative covenants.
Newsday and Chicago Cubs Transactions
As further described in Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2015, we consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC Holdings, LLC (“CSC”), formerly CSC Holdings, Inc., through NMG Holdings, Inc., owned approximately 97% and we owned approximately 3% of Newsday Holdings LLC (“NHLLC”). The fair market value of the contributed Newsday Media Group business’ net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the Internal Revenue Code (“IRC”) and related regulations. In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain should have been included in our 2008 taxable income.

Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax and penalty through March 31, 2016 would be approximately $38 million. We disagree with the IRS’s position and have timely filed a protest in response to the IRS’s proposed tax adjustments. We are contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, we would also be subject to approximately $32 million, net of tax benefits, of state income taxes through March 31, 2016. If the IRS prevails, the tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2008. Through December 31, 2015, we have made approximately $137 million of federal and state tax payments through our regular tax reporting process, and we do not expect to make additional tax payments. We do not maintain any tax reserves relating to the Newsday Transactions. In accordance with ASC Topic 740, “Income Taxes,” our audited Consolidated Balance Sheets at December 28, 2014 included a deferred tax liability of $110 million related to the future recognition of taxable income related to the Newsday Transactions. As further described in Note 5, on September 2, 2015 we sold our remaining interest in the Newsday partnership. Our remaining deferred tax liability of $101 million became payable upon the consummation of the sale. The tax payments were made in the fourth quarter of 2015 and are included in the aggregate payments of $137 million referenced above. The sale of our partnership interest does not impact the ongoing IRS audit, nor does it change our view on the tax position(s) taken on the original transaction.
As further described in Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2015, we consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and we own 5% of the membership interests in New Cubs, LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. The IRS is currently auditing the Company’s 2009 federal income tax return which includes the Chicago Cubs Transactions. On March 31, 2016, the IRS issued the Company a Notice of Proposed Adjustment (“NOPA”) which presents the IRS’s position that the gain should have been included in the Company’s 2009 taxable income. The NOPA also proposes that the Company be subject to penalties ranging from 20% to 40% of the tax due. The NOPA is only a notice of proposed adjustment and is not an actual tax assessment. We disagree with the IRS’s position that the transaction generated taxable gain in 2009, the penalty assertion and the IRS’s calculation of the gain. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. However, if the IRS prevails in their position, any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. Through March 31, 2016, we have paid approximately $35 million of federal and state tax payments through our regular tax reporting process. We do not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, our unaudited Condensed Consolidated Balance Sheets at March 31, 2016 include a deferred tax liability of $161 million related to the future recognition of taxable income related to the Chicago Cubs Transactions.
2015 Acquisitions
In May 2015, we completed the acquisitions of all issued and outstanding equity interests in Infostrada Sports, SportsDirect and Covers. In conjunction with these acquisitions, we launched Gracenote Sports, which is a part of the Digital and Data segment’s product offerings. Infostrada Sports and SportsDirect provide us with in-depth sports data, including schedules, scores, play-by-play statistics, as well as team and player information for the major professional leagues around the world including the National Football League, Major League Baseball, National Basketball Association, National Hockey League, European Football League, and the Olympics. Covers is the operator of Covers.com, a North American online sports gaming destination for scores, odds and matchups, unique editorial analysis, and industry news coverage. In May 2015, we also completed an acquisition of all issued and outstanding equity interests in Enswers, a leading provider of automatic content recognition technology and systems based in South Korea, which expanded our Digital and Data segment’s product offerings. The total acquisition price for Infostrada Sports, SportsDirect, Covers and Enswers totaled $70 million, net of cash acquired. See Note 2 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2016 for additional details on these acquisitions.

RESULTS OF OPERATIONS
On April 16, 2015, the Board approved the change of our fiscal year end from the last Sunday in December of each year to December 31 of each year and to change our fiscal quarter end to the last calendar day of each quarter. This change in fiscal year end was effective with the second fiscal quarter of 2015, which ended on June 30, 2015.
The following discussion and analysis presents a review of our operations as of and for the three months ended March 31, 2016 and March 29, 2015.
CONSOLIDATED
Consolidated operating results for the three months ended March 31, 2016 and March 29, 2015 are shown in the table below:

	Three Months Ended
(in thousands)	March 31, 2016	March 29, 2015	Change
Operating revenues	$520,515	$472,737	+10%

Operating profit	$27,216	$60,935	-55%

Income on equity investments, net	$38,252	$36,934	+4%

Net income	$11,093	$36,417	-70%

Operating Revenues and Operating Profit (Loss)—Consolidated operating revenues and operating profit (loss) by business segment for the three months ended March 31, 2016 and March 29, 2015 were as follows:

	Three Months Ended
(in thousands)	March 31, 2016	March 29, 2015	Change
Operating revenues
Television and Entertainment	$454,697	$410,300	+11%
Digital and Data	53,253	50,202	+6%
Corporate and Other	12,565	12,235	+3%
Total operating revenues	$520,515	$472,737	+10%
Operating profit (loss)
Television and Entertainment	$58,745	$79,348	-26%
Digital and Data	(2,912)	3,734	*
Corporate and Other	(28,617)	(22,147)	+29%
Total operating profit	$27,216	$60,935	-55%

*	Represents positive or negative change equal to, or in excess of 100%
Consolidated operating revenues increased 10%, or $48 million, in the three months ended March 31, 2016 primarily due to an increase of $44 million in Television and Entertainment revenues, driven by higher advertising revenue, retransmission consent and carriage fees, partially offset by lower copyright royalties, and an increase of $3 million in Digital and Data revenues, primarily as a result of the acquisitions of Infostrada Sports, SportsDirect, Covers and Enswers, which were acquired in the second quarter of 2015 (the “2015 Acquisitions”) and higher video revenues at the legacy business, partially offset by a decline in music revenue. Consolidated operating profit decreased 55%, or $34 million, in the three months ended March 31, 2016 primarily due to a decrease in Television and Entertainment operating profit driven by higher programming costs and other expenses, an operating loss in Digital and Data driven by the 2015 Acquisitions and higher Corporate and Other operating losses primarily due to a $7 million impairment charge associated with certain real estate properties.
Operating Expenses—Consolidated operating expenses for the three months ended March 31, 2016 and March 29, 2015 were as follows:

	Three Months Ended
(in thousands)	March 31, 2016	March 29, 2015	Change
Programming	$124,167	$93,516	+33%
Direct operating expenses	114,076	102,988	+11%
Selling, general and administrative	188,340	150,473	+25%
Depreciation	17,338	17,054	+2%
Amortization	49,378	47,771	+3%
Total operating expenses	$493,299	$411,802	+20%
Programming expenses, which represented 24% of revenues for the three months ended March 31, 2016 compared to 20% for the three months ended March 29, 2015, increased 33%, or $31 million, primarily due to higher amortization of license fees of $25 million for first-run original programs Outsiders and Underground at WGN America and higher network affiliate fees of $7 million related to renewals of certain network affiliation agreements in the second quarter of 2015 as well as other contractual increases.
Direct operating expenses, which represented 22% of revenues for both the three months ended March 31, 2016 and March 29, 2015, increased 11%, or $11 million. Compensation expense increased 4%, or $4 million, primarily due to a $3 million increase at Television and Entertainment driven by merit increases and a $1 million increase at Digital and Data primarily due to the 2015 Acquisitions. All other direct operating expenses, such as outside services expense, occupancy expense and royalty expense increased by 45%, or $7 million, primarily due to the absence of a $6 million payment received in the first quarter of 2015 related to the settlement of a music license fee class action lawsuit.
SG&A expenses, which represented 36% of revenues for the three months ended March 31, 2016 compared to 32% for the three months ended March 29, 2015, increased 25%, or $38 million, due mainly to higher promotion expenses, compensation, outside services and other expenses. Promotion expense increased 67%, or $17 million, primarily for first-run original programs and syndicated programs airing on WGN America. Compensation expense increased 7%, or $6 million, due to a $2 million increase at Television and Entertainment driven by merit increases, a $3 million increase at Digital and Data primarily due to the 2015 Acquisitions, partially offset by higher capitalized labor associated with software development at Digital and Data, and a $1 million increase in stock-based compensation expense across all segments. Outside services was up 27%, or $6 million, due to an increase of $2 million at Digital and Data related to additional temporary help costs for the implementation of new technology applications, a $1 million increase in costs of operating the websites of our television stations in Television and Entertainment associated with higher digital revenues and a $4 million increase at Corporate and Other primarily for technology application implementations. Other expenses increased by $10 million largely due to an $8 million impairment charge associated with certain real estate properties and the absence of a $2 million gain recorded in the first quarter of 2015 resulting from the relinquishment for compensation of our CW network affiliation in Indianapolis.
Depreciation expense increased 2%, or less than $1 million, in the three months ended March 31, 2016. The increase is due to the depreciation of property and equipment acquired in connection with the 2015 Acquisitions.

Amortization expense increased 3%, or $2 million, in the three months ended March 31, 2016, which resulted from intangible assets acquired in connection with the 2015 Acquisitions.
TELEVISION AND ENTERTAINMENT
Operating Revenues and Operating Profit—The table below presents Television and Entertainment operating revenues, operating expenses and operating profit for the three months ended March 31, 2016 and March 29, 2015.

	Three Months Ended
(in thousands)	March 31, 2016	March 29, 2015	Change
Operating revenues	$454,697	$410,300	+11%
Operating expenses	395,952	330,952	+20%
Operating profit	$58,745	$79,348	-26%
Television and Entertainment operating revenues increased 11%, or $44 million, in the three months ended March 31, 2016 largely due to increases in advertising revenue and retransmission consent and carriage fees, partially offset by lower copyright royalties, as further described below.
Television and Entertainment operating profit decreased $21 million in the three months ended March 31, 2016 due mainly to an increase in programming expenses of $31 million, primarily due to original programming content and increased network fees as well as higher other expenses of $29 million as further described below. These items were largely offset by the increase in operating revenues of $44 million.
Operating Revenues—Television and Entertainment operating revenues, by classification, for the three months ended March 31, 2016 and March 29, 2015 were as follows:

	Three Months Ended
(in thousands)	March 31, 2016	March 29, 2015	Change
Advertising	$320,284	$299,702	+7%
Retransmission consent fees	83,527	68,813	+21%
Carriage fees	31,014	21,502	+44%
Barter/trade	10,076	9,226	+9%
Copyright royalties	1,343	4,265	-69%
Other	8,453	6,792	+24%
Total operating revenues	$454,697	$410,300	+11%
Advertising Revenues—Advertising revenues, net of agency commissions, increased $21 million, in the three months ended March 31, 2016 primarily due to a $13 million increase in net political advertising revenues, a $2 million increase in revenue from Antenna TV due to additional affiliates in 2016, higher core advertising revenues at KCPQ/KZJO-Seattle and WDAF-Kansas City driven by market share gains, an increase in revenue at WGN America from higher direct response and general advertising and an increase in digital advertising revenue. Net political advertising revenues, which are a component of total advertising revenues, increased by $13 million to $15 million for the three months ended March 31, 2016 compared to $2 million for the three months ended March 29, 2015 due to 2016 being an election year.

Retransmission Consent Fees—Retransmission consent fees increased 21%, or $15 million, in the three months ended March 31, 2016 primarily due to an $18 million increase from higher rates included in retransmission consent agreement renewals of our MVPD agreements, partially offset by a decline in revenue of $4 million resulting from a decrease in the number of subscribers resulting from a move to alternative platforms for media consumption.
Carriage Fees—Carriage fees were up 44%, or $10 million, in the three months ended March 31, 2016 due mainly to a $7 million increase from higher rates for the distribution of WGN America and additional revenue of $3 million resulting from an increase in the number of subscribers.
Barter/Trade Revenues—Barter/trade revenues increased 9%, or $1 million, in the three months ended March 31, 2016 due primarily to an increase in rates associated with syndicated programs.
Copyright Royalties—Copyright royalties decreased 69%, or $3 million, in the three months ended March 31, 2016. The decrease was attributable to the full conversion in 2015 of the subscribers of WGN America from a superstation to a cable network. As a cable network, WGN America will no longer generate copyright royalties revenue.
Other Revenues—Other revenues are primarily derived from profit sharing and revenue on syndicated content. Other revenues increased 24%, or $2 million, in the three months ended March 31, 2016 primarily due to additional profit sharing from the second season of Manhattan.
Operating Expenses—Television and Entertainment operating expenses for three months ended March 31, 2016 and March 29, 2015 were as follows:

	Three Months Ended
(in thousands)	March 31, 2016	March 29, 2015	Change
Compensation	$134,996	$129,452	+4%
Programming	124,167	93,516	+33%
Depreciation	11,016	11,423	-4%
Amortization	41,475	41,510	—%
Other	84,298	55,051	+53%
Total operating expenses	$395,952	$330,952	+20%

Television and Entertainment operating expenses were up 20%, or $65 million, in the three months ended March 31, 2016 compared to the prior year period largely due to higher programming, compensation and other expenses, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 4%, or $6 million, in the three months ended March 31, 2016 primarily due to higher direct pay and benefits of $4 million and an increase of $1 million of stock-based compensation expense.
Programming Expense—Programming expense increased 33%, or $31 million, in the three months ended March 31, 2016 primarily due to higher amortization of license fees of $25 million for first-run original programs Outsiders and Underground on WGN America and higher network affiliate fees of $7 million mainly related to renewals of certain network affiliation agreements in the second quarter of 2015 as well as other contractual increases.
Depreciation and Amortization Expense—Depreciation expense decreased 4%, or less than $1 million, in the three months ended March 31, 2016 due to lower levels of depreciable property. Amortization expense remained flat in the three months ended March 31, 2016.

Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses increased 53%, or $29 million, in the three months ended March 31, 2016. The increase was due primarily to a $16 million increase in promotion costs for first-run original programs and syndicated programs airing on WGN America, a $1 million increase in costs of operating the websites of our television stations, a $1 million impairment charge associated with one real estate property, the absence of a $6 million payment received in the first quarter of 2015 related to the settlement of a music license fee class action lawsuit and the absence of a $2 million gain in the first quarter of 2015 resulting from the relinquishment for compensation of our CW network affiliation in Indianapolis.
DIGITAL AND DATA
Operating Revenues and Operating (Loss) Profit—The table below presents Digital and Data operating revenues, operating expenses and operating (loss) profit for the three months ended March 31, 2016 and March 29, 2015. The largest drivers of change to the results of operations for the Digital and Data segment in the three months ended March 31, 2016 compared to the three months ended March 29, 2015 were the acquisitions of SportsDirect and Covers on May 19, 2015, Infostrada Sports on May 22, 2015, and Enswers on May 29, 2015.

	Three Months Ended
(in thousands)	March 31, 2016	March 29, 2015	Change
Operating revenues	$53,253	$50,202	+6%
Operating expenses	56,165	46,468	+21%
Operating (loss) profit	$(2,912)	$3,734	*

*	Represents positive or negative change equal to, or in excess of 100%
Digital and Data operating revenues increased 6%, or $3 million, in the three months ended March 31, 2016 largely due to additional revenue attributed to the 2015 Acquisitions and higher video revenues at the legacy business, partially offset by declines in music revenue, as further described below. Digital and Data operating profit decreased $7 million to an operating loss of $3 million in the three months ended March 31, 2016, primarily related to the increase in operating expenses as described below.
Operating Revenues—Digital and Data operating revenues, by classification, for the three months ended March 31, 2016 and March 29, 2015 were as follows:

	Three Months Ended
(in thousands)	March 31, 2016	March 29, 2015	Change
Video and other	$36,764	$26,222	+40%
Music	16,489	23,980	-31%
Total operating revenues	$53,253	$50,202	+6%
Video and Other Revenues—Video and other revenues increased 40%, or $11 million, due largely to the 2015 Acquisitions as well as higher video revenue attributed to growth in the digital customer base and new markets at existing businesses.
Music Revenues—Music revenues decreased 31%, or $7 million, in the three months ended March 31, 2016 primarily due to lower revenues recognized from auto contracts.

Operating Expenses—Digital and Data operating expenses for the three months ended March 31, 2016 and March 29, 2015 were as follows:

	Three Months Ended
(in thousands)	March 31, 2016	March 29, 2015	Change
Compensation	$29,689	$25,460	+17%
Outside services	5,650	4,323	+31%
Depreciation	2,897	2,105	+38%
Amortization	7,903	6,261	+26%
Other	10,026	8,319	+21%
Total operating expenses	$56,165	$46,468	+21%
Digital and Data operating expenses increased 21%, or $10 million, in the three months ended March 31, 2016. The increase was due primarily to the 2015 Acquisitions.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 17%, or $4 million, due primarily to direct pay and benefits related to the 2015 Acquisitions and higher direct pay and benefits due to an increase in headcount at the legacy businesses, partially offset by an increase in the amount of labor capitalized for software and content development.
Outside Services—Outside services expense, which is included in both direct operating expenses and SG&A expense and primarily consists of expenses for consulting and professional services, increased 31%, or $1 million, due largely to the increased temporary help costs for the implementation of new technology applications and the additional expenses from the 2015 Acquisitions.
Depreciation and Amortization Expense—Depreciation expense increased 38%, or $1 million, in the three months ended March 31, 2016 due to an increase in capitalized projects being placed in service. Amortization expense increased 26%, or $2 million, in the three months ended March 31, 2016 primarily due to higher amortization expense as a result of the intangible assets acquired from the 2015 Acquisitions.
Other Expenses—Other expenses include sales and marketing, occupancy, repairs and maintenance and other miscellaneous expenses, which are included in direct operating expenses or SG&A, as applicable. Other expenses increased 21%, or $2 million, due primarily to the 2015 Acquisitions as well as a $1 million increase in occupancy expenses, mainly due to data center rental costs.
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

Corporate and Other operating results for the three months ended March 31, 2016 and March 29, 2015 were as follows:

	Three Months Ended
(in thousands)	March 31, 2016	March 29, 2015	Change
Real estate revenues	$12,565	$12,235	+3%

Operating Expenses
Real estate (1)	$13,168	$9,061	+45%
Corporate (2)	34,007	32,624	+4%
Pension credit	(5,993)	(7,303)	-18%
Total operating expenses	$41,182	$34,382	+20%

(1) Real estate operating expenses included $1 million and $2 million of depreciation expense in the three months ended March 31, 2016 and March 29, 2015, respectively.

(2)	Corporate operating expenses included $3 million and $1 million of depreciation expense in the three months ended March 31, 2016 and March 29, 2015, respectively.
Real Estate Revenues—Real estate revenues increased 3%, or less than $1 million, in the three months ended March 31, 2016.
Real Estate Expenses—Real estate expenses increased 45%, or $4 million, in the three months ended March 31, 2016 primarily resulting from a $7 million impairment charge associated with certain real estate properties, partially offset by a $2 million decrease in depreciation expense resulting from the real estate properties classified as assets held for sale and no longer depreciable.
Corporate Expenses—Corporate expenses increased 4%, or $1 million, in the three months ended March 31, 2016. The increase in the three months ended March 31, 2016 was due mainly to a $3 million increase in software license fees and depreciation expense associated with the implementation of new technology applications, partially offset by a $2 million decrease in compensation expense primarily related to lower severance costs and incentive compensation.
Pension Credit—The pension credit decreased 18%, or $1 million, in the three months ended March 31, 2016.
INCOME ON EQUITY INVESTMENTS, NET
Income on equity investments, net for the three months ended March 31, 2016 and March 29, 2015 was as follows:

	Three Months Ended
(in thousands)	March 31, 2016	March 29, 2015	Change
Income from equity investments, net, before amortization of basis difference	$51,923	$50,496	+3%
Amortization of basis difference	(13,671)	(13,562)	+1%
Income on equity investments, net	$38,252	$36,934	+4%

Income on equity investments, net was $38 million in the three months ended March 31, 2016 compared to $37 million in the three months ended March 29, 2015. See Note 5 for the discussion of the amortization of basis difference.

Cash distributions from our equity method investments were as follows:

	Three Months Ended
(in thousands)	March 31, 2016	March 29, 2015	Change
Cash distributions from equity investments	$89,346	$94,906	-6%
Cash distributions from equity investments decreased 6%, or $6 million, in the three months ended March 31, 2016. The decrease in the three months ended March 31, 2016 was due to a lower cash distribution from TV Food Network.
INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE AND INCOME TAX EXPENSE
Interest and dividend income, interest expense and income tax expense for the three months ended March 31, 2016 and March 29, 2015 were as follows:

	Three Months Ended
(in thousands)	March 31, 2016	March 29, 2015	Change
Interest and dividend income	$145	$367	-60%

Interest expense	$41,976	$39,212	+7%

Income tax expense	$12,606	$22,302	-43%
Interest Expense— Interest expense for the three months ended March 31, 2016 and March 29, 2015 includes the amortization of debt issuance costs of $2 million and $3 million, respectively.
Income Tax Expense— In the three months ended March 31, 2016, we recorded income tax expense of $13 million. The effective tax rate on pretax income was 53.2% for the three months ended March 31, 2016. This rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, certain transaction costs not fully deductible for tax purposes and other non-deductible expenses and a $4 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation. Excluding the $4 million charge, the effective tax rate on pretax income was 37.1%.
In the three months ended March 29, 2015, we recorded income tax expense of $22 million. The effective tax rate on pretax income was 38.0% in the three months ended March 29, 2015. This rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction and other non-deductible expenses.
Although management believes its estimates and judgments are reasonable, the resolutions of our income tax issues are unpredictable and could result in income tax liabilities that are significantly higher or lower than that which has been provided by us.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows generated from operating activities is our primary source of liquidity. We expect to fund capital expenditures, acquisitions, purchases of our common stock pursuant to our share repurchase program (see “—Repurchases of Equity Securities” below), interest and principal payments on our indebtedness, income tax payments, dividend payments on our common stock (see “—Cash Dividends” below) and related distributions to holders of Warrants and other operating requirements in the next twelve months through a combination of cash flows from operations, cash on our balance sheet, distributions from or sales of our investments, available borrowings under our Revolving Credit Facility, and any refinancings thereof, additional debt financing, if any, and disposals of assets or operations, if any. We have recently decided to accelerate the monetization of our real estate portfolio. As of March 31, 2016, we have 17 real estate properties held for sale, as further described in Note 3. We expect to broaden this sales activity to other properties to take advantage of robust market conditions although there can be no assurance that any such divestiture can be completed in a timely manner, on favorable terms or at all.
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
Sources and Uses
The table below details the total operating, investing and financing activity cash flows for the three months ended March 31, 2016 and March 29, 2015:

	Three Months Ended
(in thousands)	March 31, 2016	March 29, 2015
Net cash provided by (used in) operating activities	$122,299	$(94,306)
Net cash used in investing activities	(16,446)	(11,202)
Net cash used in financing activities	(43,861)	(177,845)
Net increase (decrease) in cash and cash equivalents	$61,992	$(283,353)
Operating activities
Net cash provided by operating activities for the three months ended March 31, 2016 was $122 million compared to net cash used of $94 million for the three months ended March 29, 2015. The increase was primarily due to lower cash paid for income taxes, partially offset by higher cash payments for broadcast rights. Cash paid for income taxes, net of income tax refunds, decreased by $266 million. For the three months ended March 31, 2016, we had $4 million of net tax refunds compared to $262 million of net tax payments in the three months ended March 29, 2015 due primarily to the payment of taxes in 2015 on the gain from the sale of our equity interest in CV in the fourth quarter of 2014. Distributions from equity investments decreased by $6 million to $89 million for the three months ended March 31, 2016 from $95 million for the three months ended March 29, 2015.
Investing activities
Net cash used in investing activities totaled $16 million for the three months ended March 31, 2016. Our capital expenditures in the three months ended March 31, 2016 totaled $18 million. In the first quarter of 2016, we received net proceeds of $1 million related to the sale of other assets.
Net cash used in investing activities totaled $11 million in the three months ended March 29, 2015. Our capital expenditures in the three months ended March 29, 2015 totaled $16 million. In the first quarter of 2015, we received net proceeds of $6 million of which $5 million related to the sale of two real estate properties which were held for sale as of December 28, 2014.

Financing activities
Net cash used in financing activities was $44 million for the three months ended March 31, 2016. During the three months ended March 31, 2016, we paid a regular quarterly cash dividend of $23 million and cash paid for the Class A Common Stock repurchases pursuant to our $400 million stock repurchase program authorized on February 26, 2016 totaled $9 million (see “—Repurchases of Equity Securities” below for further information). We also repaid $7 million of borrowings under our Term Loan Facility and Dreamcatcher Credit Facility.
Net cash used in financing activities was $178 million for the three months ended March 29, 2015. During the first quarter of 2015, cash paid for the Class A Common Stock repurchases pursuant to our $400 million stock repurchase program authorized on October 13, 2014 totaled $173 million (see “—Repurchases of Equity Securities” below for further information).
Debt
Our debt and other obligations, consisting primarily of capital leases, consisted of the following (in thousands):

	March 31, 2016	December 31, 2015 (1)
Term Loan Facility due 2020, effective interest rate of 3.82%, net of unamortized discount and debt issuance costs of $37,177 and $39,147	$2,324,115	$2,328,092
5.875% Senior Notes due 2022, net of debt issuance costs of $17,421 and $17,466	1,082,579	1,082,534
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount and debt issuance costs of $125 and $175	17,762	18,725
Total debt	$3,424,456	$3,429,351

(1) December 31, 2015 balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03. See Note 1 for further information.
Secured Credit Facility—On December 27, 2013, in connection with our acquisition of Local TV, we as borrower, along with certain of our operating subsidiaries as guarantors, entered into a $4.073 billion Secured Credit Facility. The Secured Credit Facility consisted of the $3.773 billion Term Loan Facility and a $300 million Revolving Credit Facility. On June 24, 2015, we, the Guarantors and JPMorgan, as administrative agent, entered into the Amendment to the Secured Credit Facility. Prior to the Amendment and the Prepayment, $3.479 billion of Former Term Loans were outstanding under the Secured Credit Facility. Pursuant to the Amendment, certain lenders under the Secured Credit Facility converted their Former Term Loans into the Converted Term B Loans in an aggregate amount, along with term loans advanced by certain new lenders, of $1.802 billion. The proceeds of Term B Loans advanced by the new lenders were used to prepay in full all of the Former Term Loans that were not converted into Term B Loans. In addition, we used the net proceeds from the sale of the Notes, together with cash on hand, to make the Prepayment of $1.100 billion of Term B Loans. After giving effect to the Amendment and all prepayments contemplated thereby (including the Prepayment), there were $2.379 billion of Term B Loans outstanding under the Secured Credit Facility. We recorded a loss of $37 million on the extinguishment of the Former Term Loans in our unaudited Condensed Consolidated Statement of Operations in the second quarter of 2015 as a portion of the facility was considered extinguished for accounting purposes. See Note 6 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2016 for further information and significant terms and conditions associated with the Secured Credit Facility, including, but not limited to, interest rates, repayment terms, fees, restrictions, and affirmative and negative covenants. The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. At March 31, 2016, there were no borrowings outstanding under the Revolving Credit Facility; however, there were

$23 million of standby letters of credit outstanding primarily in support of our workers compensation insurance programs.
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
Dreamcatcher Credit Facility—We and the Guarantors guarantee the obligations of Dreamcatcher under its $27 million Dreamcatcher Credit Facility. See Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2015 for the description of the Dreamcatcher Credit Facility. Our obligations and the obligators of the Guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with our obligations under the Secured Credit Facility.
Repurchases of Equity Securities
On October 13, 2014, our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. During fiscal 2014, we repurchased 1,101,160 shares in open market transactions for $68 million at an average price of $61.58 per share which includes 125,566 shares, valued at $8 million, for which we placed trades prior to December 28, 2014 that were not settled until the first three days of the first quarter of 2015. During fiscal 2015, we repurchased 6,569,056 shares of Class A Common Stock in open market transactions for $332 million at an average price of $50.59 per share, of which 2,806,244 shares were repurchased in the first fiscal quarter of 2015, at an average price of $58.86 per share. As of December 31, 2015, we repurchased the full $400 million authorized under the repurchase program.
On February 24, 2016, the Board authorized a new stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A common stock. Under the stock repurchase program, we may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management team. The repurchase program may be suspended or discontinued at any time. We expect to finance the purchases with available cash, cash flows from operations or debt facilities. During the first quarter of 2016, we repurchased 341,548 shares of Class A Common Stock in open market transactions for $13 million at an average price of $37.30 per share, inclusive of 100,089 shares, valued at $4 million, for which the Company placed trades prior to March 31, 2016 that were not settled until the second quarter of 2016. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Repurchases of Equity Securities” for the table summarizing monthly repurchases of our Class A Common Stock during the quarter ended March 31, 2016. As of March 31, 2016, the remaining authorized amount under the current authorization totaled approximately $387 million.
Cash Dividends
On February 24, 2016, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share that was paid on March 24, 2016 to holders of record of Common Stock and Warrants as of March 10, 2016. The total aggregate payment on March 24, 2016 totaled $23 million.
On May 5, 2016, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on June 6, 2016 to holders of record of Common Stock and Warrants as of May 20, 2016.
On April 9, 2015, we paid a special cash dividend of $6.73 per share to holders of record of our Common Stock at the close of business on March 25, 2015. The total aggregate payment on April 9, 2015 totaled $649 million, including the payment to holders of Warrants.

Any determination to pay dividends on our common stock, and the establishment of the per share amount, record dates and payment dates, is subject to the discretion of our Board and will depend upon various factors then existing, including our earnings and cash flows, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility and the Indenture governing the Notes, as further described in Note 6 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2016), restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our common stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of common stock for each Warrant held.
Off-Balance Sheet Arrangements
There have been no material changes from the Off-Balance Sheet Arrangements discussion previously disclosed in our audited consolidated financial statements for the fiscal year ended December 31, 2015 contained in our 2015 Annual Report.
CRITICAL ACCOUNTING POLICIES AND ESTIMATES
There were no changes to critical accounting policies and estimates from those disclosed in “Part II. Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies and Estimates” of our 2015 Annual Report.
New Accounting Standards—See Note 1, “Basis of Presentation and Significant Accounting Policies,” for a discussion of new accounting guidance.
Broadcast Rights—The Company amortizes its broadcast rights costs over the period in which an economic benefit is expected to be derived based on the timing of the usage and benefit from such programming. Newer licensed/acquired programming and original produced programming are generally amortized on an accelerated basis as the episodes are aired. For certain categories of licensed programming and feature films that have been exploited through previous cycles, amortization expense is recorded on a straight-line basis. The Company also has commitments for network and sports programming that are expensed on a straight-line basis as the programs are available to air. Management’s judgment is required in determining the timing of the expensing of these costs, and includes analyses of historical and estimated future revenue and ratings patterns for similar programming. The Company regularly reviews, and revises when necessary, its revenue estimates, which may result in a change in the rate of amortization. Amortization of broadcast rights are expensed to programming in the Company’s Consolidated Statements of Operations.
As a result of an updated analysis completed in the first quarter of 2016, the Company updated its amortization model for certain categories of programming effective January 1, 2016. Program amortization for these programs is now calculated on either an accelerated or straight-line basis based upon the greater amortization resulting from either the number of episodes aired or the portion of the license period consumed.
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
We did not identify any Triggering Events during the three months ended March 31, 2016. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in additional non-cash impairment charges.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
Quantitative and Qualitative Disclosures About Market Risk
There have been no material changes from the quantitative and qualitative discussion about market risk previously disclosed in our audited consolidated financial statements for the fiscal year ended December 31, 2015.
ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information we are required to disclose in the reports we file or submit under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms such that information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosures.
As previously disclosed in Part II, Item 9A, “Controls and Procedures” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, management identified a material weakness in the Company’s internal control over financial reporting. Because of this material weakness, our Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures were not effective as of December 31, 2015.
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of March 31, 2016. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were not effective as of March 31, 2016 due to the previously identified material weakness, which continued to exist as of March 31, 2016.
Notwithstanding such material weakness in internal control over financial reporting, our management concluded that our consolidated financial statements in this report fairly present, in all material respects, the Company’s financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with generally accepted accounting principles (“GAAP”).
Remediation Plan
Our management has made progress in remediating the previously identified material weakness in our internal control over financial reporting. The remediation efforts currently being executed include the following:

•	Enhancing processes and procedures across all information systems that are relevant to the preparation of the Company’s consolidated financial statements.

•	Improving existing program change management control activities and policies, including processes to maintain sufficient documentation evidencing the execution of these policies.

•	Implementing additional tools to better capture and monitor changes to relevant financial systems.

•
Improving the design and operation of control activities and procedures associated with user and administrator access to the affected IT systems, including both preventive and detective control activities.

•	Educating and re-training control owners regarding risks, controls and maintaining adequate evidence.

•	Clarifying and communicating appropriate roles and responsibilities for controls and systems for both IT and business users.

•	Increasing resources dedicated to monitoring IT general controls to ensure compliance with policies, procedures, and processes.
Management believes the foregoing efforts will effectively remediate the identified material weakness in internal control over financial reporting. Because the reliability of the internal control process requires repeatable execution, the successful remediation of the material weakness will require review and evidence of effectiveness prior to management concluding that the Company’s internal control over financial reporting is effective. The previously identified material weakness will not be considered fully addressed until the enhanced internal controls over the design and operating effectiveness of IT general controls for information systems have been in operation for a sufficient period of time for our management to conclude that the material weakness has been fully remediated. Management will continue to test and evaluate the implementation of these new processes and internal controls to ascertain whether they are designed and operating effectively to provide reasonable assurance that they will prevent or detect a material error in our financial statements. As we continue to evaluate and work to improve our internal control over financial reporting, we may determine to take additional measures to address control deficiencies or determine to modify the remediation plan described above.
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
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
On December 31, 2012, the Debtors that had filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. The Company and certain of the other legal entities included in our consolidated financial statements were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. On March 16, 2015 and July 24, 2015, the Bankruptcy Court entered final decrees closing 96 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2015 for further information.

In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain from the Newsday Transactions should have been included in our 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax through March 31, 2016 would be approximately $38 million. We disagree with the IRS’s position and have timely filed a protest in response to the IRS’s proposed tax adjustments. We are contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, we would also be subject to approximately $32 million, net of tax benefits, of state income taxes and related interest through March 31, 2016. If the IRS prevails, the tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2008. Through December 31, 2015, we have paid approximately $137 million of federal and state tax payments through our regular tax reporting process, and we do not expect to make additional tax payments. As further described in Note 5 to our unaudited condensed consolidated financial statements for the three months ended March 31, 2016, on September 2, 2015 we sold our remaining interest in the Newsday partnership. The remaining deferred tax liability of $101 million became payable upon the consummation of the sale. The tax payments were made in the fourth quarter of 2015. This transaction does not impact the ongoing IRS audit, nor does it change our view on the tax position(s) taken on the original transaction. If the IRS prevails, any tax and interest due will be adjusted to reflect any tax payments made subsequent to 2008.
The IRS is currently auditing the Company’s 2009 federal income tax return which includes the Chicago Cubs Transactions. On March 31, 2016, the IRS issued the Company a Notice of Proposed Adjustment (“NOPA”) which presents the IRS’s position that the gain should have been included in the Company’s 2009 taxable income. The NOPA also proposes that the Company be subject to penalties ranging from 20% to 40% of the tax due. The NOPA is only a notice of proposed adjustment and is not an actual tax assessment. We disagree with the IRS’s position that the transaction generated taxable gain in 2009, the penalty assertion and the IRS’s calculation of the gain. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed by the IRS to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. However, if the IRS prevails in their position, any tax, interest and penalty due will offset by any tax payments made relating to this transaction subsequent to 2009. Through March 31, 2016, we have paid approximately $35 million through our regular tax reporting process.
Both potential liabilities are substantial. We do not maintain any tax reserves related to the Newsday Transactions or the Chicago Cubs Transactions. In accordance with ASC Topic 740, “Income Taxes,” our unaudited Condensed Consolidated Balance Sheet as of March 31, 2016 includes deferred tax liabilities of $161 million related to the future recognition of taxable income and gain from the Chicago Cubs Transactions.
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
ITEM 1A. RISK FACTORS
We discuss in our filings with the SEC various risks that may materially affect our business. There have been no material changes to the risk factors disclosed in our 2015 Annual Report. The materialization of any risks and uncertainties identified in forward-looking statements contained in this report together with those previously disclosed in our 2015 Annual Report and our other filings with the SEC or those that are presently unforeseen could result in significant adverse effects on our financial condition, results of operations and cash flows. See “Part I. Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations—Forward-looking Statements.”

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
Since the initial issuance of the Warrants on December 31, 2012 through March 31, 2016, we have issued 16,455,241 shares of Class A Common Stock and 143,477 shares of our Class B Common Stock upon the exercise of 16,598,771 Warrants. Of these exercises, we issued 12,565,888 shares of Class A Common Stock and 25,244 shares of Class B Common Stock, respectively, for cash, receiving total proceeds of $12,591 from the exercise. In addition, we issued 3,889,353 shares of Class A Common Stock and 118,233 shares of Class B Common Stock, respectively, upon “cashless exercises.”
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
Repurchases of Equity Securities
The following table summarizes repurchases of our Class A Common Stock in the quarter ended March 31, 2016 pursuant to the $400 million stock repurchase program authorized by our Board on February 24, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
January 1, 2016 - January 31, 2016	—	$—	—	$400,000
February 1, 2016 - February 29, 2016	—	$—	—	$400,000
March 1, 2016 - March 31, 2016 (1)	341,548	$37.30	341,548	$387,261
Quarter Ended March 31, 2016	341,548	$37.30	341,548	$387,261

(1) Includes 100,089 shares of Class A Common Stock for which the Company placed trade orders valued at $4 million prior to March 31, 2016 but which were not settled until the second quarter of 2016.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.

ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on May 10, 2016.

TRIBUNE MEDIA COMPANY

By:	/s/ Chandler Bigelow
Name:	Chandler Bigelow
Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.26
Amendment No. 1 to the Credit Agreement, dated June 24, 2015, between Tribune Media Company, the Guarantors party thereto and JPMorgan Chase Bank, N.A. (incorporated by reference to Exhibit 10.26 to the Registration Statement on Form S-4 of Tribune Media Company, filed March 24, 2016).

10.27§
Amendment to the Employment Agreement, dated February 24, 2016, between Tribune Media Company and Peter Liguori (incorporated by reference to Exhibit 10.27 to the Registration Statement on Form S-4 of Tribune Media Company, filed March 24, 2016).

10.28§
Amendment to the Employment Agreement, dated February 24, 2016, between Tribune Media Company and Chandler Bigelow (incorporated by reference to Exhibit 10.28 to the Registration Statement on Form S-4 of Tribune Media Company, filed March 24, 2016).

10.29§
Amendment to the Employment Agreement, dated February 24, 2016, between Tribune Media Company and Edward Lazarus (incorporated by reference to Exhibit 10.29 to the Registration Statement on Form S-4 of Tribune Media Company, filed March 24, 2016).

10.30§	Form of Supplemental Performance Share Unit Agreement (incorporated by reference to Exhibit 10.30 to the Registration Statement on Form S-4 of Tribune Media Company, filed March 24, 2016).

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

§ Constitutes a compensatory plan or arrangement.