Form 10-Q
period 2016-06-30
TRIBUNE MEDIA CO
filed 2016-08-09
CIK 726513

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
______________________
FORM 10-Q
_______________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
Yes ☐ No ☒
As of July 31, 2016, 90,577,694 shares of the registrant’s Class A Common Stock and 5,605 shares of the registrant’s Class B Common Stock were outstanding.

TRIBUNE MEDIA COMPANY
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2016

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands of dollars, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Operating Revenues
Television and Entertainment	$467,149	$445,622	$921,846	$855,922
Digital and Data	47,334	43,625	100,587	93,827
Other	11,630	12,277	24,195	24,512
Total operating revenues	526,113	501,524	1,046,628	974,261
Operating Expenses
Programming	122,803	137,682	246,970	231,198
Direct operating expenses	115,198	112,533	229,274	215,521
Selling, general and administrative	175,032	165,122	363,372	315,595
Depreciation	17,519	17,966	34,857	35,020
Amortization	49,421	48,437	98,799	96,208
Total operating expenses	479,973	481,740	973,272	893,542
Operating Profit	46,140	19,784	73,356	80,719
Income on equity investments, net	44,306	45,913	82,558	82,847
Interest and dividend income	241	43	386	410
Interest expense	(41,907)	(40,374)	(83,883)	(79,586)
Loss on extinguishment of debt	—	(37,040)	—	(37,040)
Gain on investment transaction	—	8,133	—	8,820
Other non-operating (loss) gain	(75)	211	421	211
Reorganization items, net	(366)	(628)	(800)	(1,620)
Income (Loss) Before Income Taxes	48,339	(3,958)	72,038	54,761
Income tax expense (benefit)	209,902	(693)	222,508	21,609
Net (Loss) Income	$(161,563)	$(3,265)	$(150,470)	$33,152

Net (Loss) Earnings Per Common Share:
Basic	$(1.76)	$(0.04)	$(1.64)	$0.34
Diluted	$(1.76)	$(0.04)	$(1.64)	$0.34

Regular dividends declared per common share	$0.25	$0.25	$0.50	$0.25

Special dividends declared per common share	$—	$—	$—	$6.73

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS) (In thousands of dollars) (Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Net (Loss) Income	$(161,563)	$(3,265)	$(150,470)	$33,152

Other Comprehensive Income (Loss), net of taxes
Unrecognized benefit plan gains and losses:
Change in unrecognized benefit plan losses arising during the period, net of taxes of $2,367 and $(1,737) for the three and six months ended June 30, 2016 and June 30, 2015, respectively	3,671	(2,694)	3,671	(2,694)
Adjustment for previously unrecognized benefit plan gains and losses included in net income, net of taxes of $(20) and $8 for the three months ended June 30, 2016 and June 30, 2015, respectively, and $(57) and $5 for the six months ended June 30, 2016 and June 30, 2015, respectively	(30)	12	(88)	7
Change in unrecognized benefit plan gains and losses, net of taxes	3,641	(2,682)	3,583	(2,687)
Unrealized gain on marketable securities:
Change in unrealized holding gain arising during the period, net of taxes of $909 and $(583) for three months ended June 30, 2016 and June 30, 2015, respectively, and $685 and $(1,188) for the six months ended June 30, 2016 and June 30, 2015, respectively	1,346	(904)	998	(1,843)
Foreign currency translation adjustments:
Change in foreign currency translation adjustments, net of taxes of $(1,161) and $766 for the three months ended June 30, 2016 and June 30, 2015, respectively, and $(1,095) and $(407) for the six months ended June 30, 2016 and June 30, 2015, respectively	(4,176)	523	(133)	(4,868)
Other Comprehensive Income (Loss), net of taxes	811	(3,063)	4,448	(9,398)
Comprehensive (Loss) Income	$(160,752)	$(6,328)	$(146,022)	$23,754

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	June 30, 2016	December 31, 2015
Assets
Current Assets
Cash and cash equivalents	$366,640	$262,644
Restricted cash and cash equivalents	17,579	17,595
Accounts receivable (net of allowances of $8,138 and $8,176)	447,964	466,628
Broadcast rights	140,278	160,240
Income taxes receivable	21,985	42,838
Prepaid expenses	35,489	63,337
Other	9,383	8,663
Total current assets	1,039,318	1,021,945
Properties
Property, plant and equipment	698,019	818,658
Accumulated depreciation	(182,996)	(160,801)
Net properties	515,023	657,857
Other Assets
Broadcast rights	163,289	203,422
Goodwill	3,562,586	3,561,812
Other intangible assets, net	2,141,638	2,240,199
Assets held for sale	295,542	206,422
Investments	1,652,954	1,692,700
Other	96,318	124,506
Total other assets	7,912,327	8,029,061
Total Assets	$9,466,668	$9,708,863

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED BALANCE SHEETS (In thousands of dollars, except for share and per share data) (Unaudited)

	June 30, 2016	December 31, 2015
Liabilities and Shareholders’ Equity
Current Liabilities
Accounts payable	$61,603	$60,394
Debt due within one year (net of unamortized discounts and debt issuance costs of $7,938 and $7,979)	19,904	19,862
Income taxes payable	8,711	3,458
Income tax reserves (Note 9)	125,400	—
Employee compensation and benefits	70,576	87,976
Contracts payable for broadcast rights	193,851	236,676
Deferred revenue	39,297	44,721
Interest payable	30,057	33,828
Other	43,827	53,885
Total current liabilities	593,226	540,800
Non-Current Liabilities
Long-term debt (net of unamortized discounts and debt issuance costs of $44,271 and $48,809)	3,400,106	3,409,489
Deferred income taxes	1,043,818	984,032
Contracts payable for broadcast rights	318,575	385,107
Contract intangible liability, net	5,100	13,772
Pension obligations, net	437,985	456,073
Postretirement, medical, life and other benefits	15,475	16,092
Other obligations	68,453	71,776
Total non-current liabilities	5,289,512	5,336,341
Total Liabilities	5,882,738	5,877,141

Commitments and Contingent Liabilities (Note 8)

Shareholders’ Equity
Preferred stock ($0.001 par value per share)
Authorized: 40,000,000 shares; No shares issued and outstanding at June 30, 2016 and at December 31, 2015	—	—
Class A Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; 100,378,256 shares issued and 90,963,065 shares outstanding at June 30, 2016 and 100,015,546 shares issued and 92,345,330 shares outstanding at December 31, 2015	157	100
Class B Common Stock ($0.001 par value per share)
Authorized: 1,000,000,000 shares; Issued and outstanding: 5,605 shares at June 30, 2016 and at December 31, 2015	—	—
Treasury stock, at cost: 9,415,191 shares at June 30, 2016 and 7,670,216 shares at December 31, 2015 (Note 11)	(469,380)	(400,153)
Additional paid-in-capital	4,586,905	4,619,618
Retained deficit	(472,821)	(322,351)
Accumulated other comprehensive loss	(66,568)	(71,016)
Total Tribune Media Company shareholders’ equity	3,578,293	3,826,198
Noncontrolling interest	5,637	5,524
Total shareholders’ equity	3,583,930	3,831,722
Total Liabilities and Shareholders’ Equity	$9,466,668	$9,708,863

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY (In thousands, except for share data) (Unaudited)

		Retained Deficit	Accumulated Other Comprehensive (Loss) Income	Additional Paid-In Capital			Common Stock
	Total						Class A		Class B
					Treasury Stock	Non- controlling Interest	Amount (at Cost)	Shares	Amount (at Cost)	Shares
Balance at December 31, 2015	$3,831,722	$(322,351)	$(71,016)	$4,619,618	$(400,153)	$5,524	$100	100,015,546	$—	5,605
Comprehensive loss:
Net loss	(150,470)	(150,470)	—	—	—	—	—	—	—	—
Other comprehensive income, net of taxes	4,448	—	4,448	—	—	—	—	—	—	—
Comprehensive loss	(146,022)
Regular dividends declared to shareholders and warrant holders, $0.50 per share (1)	(46,174)	—	—	(46,174)	—	—	—	—	—	—
Warrant exercises	—	—	—	—	—	—	—	132,066	—	—
Stock-based compensation	17,906	—	—	17,906	—	—	—	—	—	—
Net share settlements of stock-based awards	(4,377)	—	—	(4,445)	11	—	57	230,644	—	—
Common stock repurchases	(69,238)	—	—	—	(69,238)	—	—	—	—	—
Contribution from noncontrolling interest	113	—	—	—	—	113	—	—	—	—
Balance at June 30, 2016	$3,583,930	$(472,821)	$(66,568)	$4,586,905	$(469,380)	$5,637	$157	100,378,256	$—	5,605

(1) Includes $0.7 million of granted dividend equivalent units.

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Operating Activities
Net (loss) income	$(150,470)	$33,152
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Stock-based compensation	18,003	16,796
Pension credit, net of contributions	(12,055)	(14,583)
Depreciation	34,857	35,020
Amortization of contract intangible assets and liabilities	(8,048)	(7,079)
Amortization of other intangible assets	98,799	96,208
Income on equity investments, net	(82,558)	(82,847)
Distributions from equity investments	125,604	129,148
Non-cash loss on extinguishment of debt	—	33,480
Original issue discount payments	—	(6,158)
Amortization of debt issuance costs and original issue discount	5,559	6,690
Gain on investment transaction	—	(8,820)
Impairment of real estate	14,600	—
Loss on sale of real estate	449	97
Other non-operating gain	(421)	(211)
Change in excess tax benefits from stock-based awards	—	532
Changes in working capital items, excluding effects from acquisitions:
Accounts receivable, net	18,256	16,925
Prepaid expenses and other current assets	27,120	(29,812)
Accounts payable	4,498	(4,174)
Employee compensation and benefits, accrued expenses and other current liabilities	(30,405)	(8,567)
Deferred revenue	(5,693)	(2,420)
Income taxes	151,485	(284,524)
Change in broadcast rights, net of liabilities	(49,261)	8,998
Deferred income taxes	57,489	(5,805)
Change in non-current obligations for uncertain tax positions	(2,824)	—
Other, net	26,335	1,576
Net cash provided by (used in) operating activities	241,319	(76,378)

Investing Activities
Capital expenditures	(35,431)	(38,717)
Acquisitions, net of cash acquired	—	(69,974)
Transfers from restricted cash	297	—
Investments	(3,451)	(2,911)
Proceeds from sales of real estate and other assets	33,702	13,750
Net cash used in investing activities	(4,883)	(97,852)

See Notes to Condensed Consolidated Financial Statements.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (In thousands of dollars) (Unaudited)

	Six Months Ended
	June 30, 2016	June 30, 2015
Financing Activities
Long-term borrowings	—	1,100,000
Repayments of long‑term debt	(13,920)	(1,100,342)
Long-term debt issuance costs	(784)	(20,207)
Payments of dividends	(46,174)	(672,744)
Settlement of contingent consideration	(750)	—
Common stock repurchases	(66,548)	(181,276)
Change in excess tax benefits from stock-based awards	—	(532)
Tax withholdings related to net share settlements of share-based awards	(4,377)	(3,831)
Proceeds from stock option exercises	—	166
Contribution from noncontrolling interest	113	1,324
Net cash used in financing activities	(132,440)	(877,442)

Net Increase (Decrease) in Cash and Cash Equivalents	103,996	(1,051,672)
Cash and cash equivalents, beginning of period	262,644	1,455,183
Cash and cash equivalents, end of period	$366,640	$403,511

Supplemental Schedule of Cash Flow Information
Cash paid during the period for:
Interest	$81,989	$81,981
Income taxes, net	$15,868	$311,672

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
In the opinion of management, the financial statements contain all adjustments necessary to state fairly the financial position of the Company as of June 30, 2016 and the results of operations and cash flows for the three and six months ended June 30, 2016 and June 30, 2015. All adjustments reflected in the accompanying unaudited condensed consolidated financial statements, which management believes necessary to state fairly the financial position, results of operations and cash flows, have been reflected and are of a normal recurring nature. Results of operations for interim periods are not necessarily indicative of the results to be expected for the full year.
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
In April 2015, the FASB issued ASU No. 2015-03, “Interest — Imputation of Interest (Subtopic 835-30): Simplifying the Presentation of Debt Issuance Costs” and in August 2015, the FASB issued ASU No. 2015-15, “Interest - Imputation of Interest (Subtopic 835-30): Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements—Amendments to SEC Paragraphs Pursuant to Staff Announcement at June 18, 2015 EITF Meeting (SEC Update).” The Company adopted ASU 2015-03 and ASU 2015-15 retrospectively in the first quarter of fiscal 2016 and presented debt issuance costs as a direct deduction from the carrying amount of an associated debt liability, with the exception of debt issuance costs related to the Company’s Revolving Credit Facility which continue to be presented as an asset and amortized over the appropriate term. As a result of this reclassification, the carrying value of the Company’s debt as of December 31, 2015 decreased by $50 million (see Note 6 for additional information). The adoption of ASU 2015-03 and ASU 2015-15 was required to be treated as a change in accounting principle.
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
Dreamcatcher—Dreamcatcher Broadcasting LLC (“Dreamcatcher”) was formed in 2013 specifically to comply with the cross-ownership rules of the Federal Communications Commission (the “FCC”) related to the Company’s acquisition of Local TV, LLC on December 27, 2013 (the “Local TV Acquisition”). See Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 for additional information. The Company’s unaudited condensed consolidated financial statements as of and for the three and six months ended June 30, 2016 and June 30, 2015 include the results of operations and the financial position of Dreamcatcher, a fully-consolidated variable interest entity (“VIE”). Net revenues of the Dreamcatcher stations (WTKR-TV, Norfolk, VA, WGNT-TV, Portsmouth, VA and WNEP-TV, Scranton, PA) included in the Company’s unaudited Condensed Consolidated Statements of Operations for each of the three months ended June 30, 2016 and June 30, 2015 were $18 million and $17 million, respectively, and for the six months ended June 30, 2016 and June 30, 2015, were $35 million and $32 million, respectively. Operating profits of the Dreamcatcher stations included in the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 and June 30, 2015 were $4 million and $5 million, respectively, and for the six months ended June 30, 2016 and June 30, 2015, was $7 million in each period.
The Company’s unaudited Condensed Consolidated Balance Sheets as of June 30, 2016 and December 31, 2015 include the following assets and liabilities of the Dreamcatcher stations (in thousands):

	June 30, 2016	December 31, 2015 (1)
Property, plant and equipment, net	$231	$371
Broadcast rights	852	2,748
Other intangible assets, net	87,706	92,970
Other assets	388	111
Total Assets	$89,177	$96,200

Debt due within one year	$3,996	$3,989
Contracts payable for broadcast rights	1,071	3,016
Long-term debt	12,770	14,736
Other liabilities	20	55
Total Liabilities	$17,857	$21,796

(1) December 31, 2015 balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

New Accounting Standards—In June 2016, the FASB issued ASU 2016-13, “Financial Instruments - Credit Losses (Topic 326).” The standard requires entities to estimate loss of financial assets measured at amortized cost, including trade receivables, debt securities and loans, using an expected credit loss model. The expected credit loss differs from the previous incurred losses model primarily in that the loss recognition threshold of “probably” has been eliminated and that expected loss should consider reasonable and supportable forecasts in addition to the previously considered past events and current conditions. Additionally, the guidance requires additional disclosures related to the further disaggregation of information related to the credit quality of financial assets by year of the asset’s origination for as many as five years. Entities must apply the standard provision as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is effective. The standard is effective for fiscal years beginning after December 15, 2019, and interim periods within those fiscal years. Early adoption is permitted for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. The Company is currently evaluating the impact of adopting ASU 2016-13 on its consolidated financial statements.
In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718).” The new guidance requires companies to record all excess tax benefits and tax deficiencies as income tax expense or benefit in the income statement, which will eliminate additional paid-in capital pools. Companies are to apply this amendment prospectively. The guidance also requires companies to present excess tax benefits as an operating activity on the statement of cash flows, which can be applied retrospectively or prospectively. The guidance in ASU 2016-09 will allow an employer to repurchase more of an employees’ shares than it can today for tax withholding purposes without triggering liability accounting. Additionally, the guidance requires companies to make a policy election to account for forfeitures of share-based payments by either recognizing forfeitures of awards as they occur or estimating the number of awards expected to be forfeited and adjusting the estimate when it is likely to change. The election must be adopted using a modified retrospective transition method, with a cumulative-effect adjustment to retained earnings. The standard is effective for fiscal years beginning after December 15, 2016, and interim periods within those fiscal years. Early adoption is permitted but all of the guidance must be adopted in the same period. The Company is currently evaluating the timing and the impact of adopting ASU 2016-09 on its consolidated financial statements.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In May 2014, the FASB issued ASU No. 2014-09, “Revenue from Contracts with Customers (Topic 606).” The amendments in ASU 2014-09 create Topic 606, Revenue from Contracts with Customers, and supersede the revenue recognition requirements in Topic 605, Revenue Recognition, including most industry-specific revenue recognition guidance. The core principle of Topic 606 is that an entity recognizes revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. The amendments in ASU 2014-09 are effective for annual periods beginning after December 15, 2016, including interim periods within that reporting period. However, in August 2015, the FASB issued ASU No. 2015-14, “Revenue from Contracts with Customers (Topic 606) - Deferral of the Effective Date,” which deferred the effective date of ASU 2014-09 by one year for annual periods beginning after December 15, 2017, while allowing early adoption as of the original public entity date. In March 2016, the FASB issued ASU No. 2016-08, “Revenue from Contracts with Customers (Topic 606) - Principal versus Agent Considerations (Reporting Revenue Gross versus Net),” which clarifies the implementation guidance on principal versus agent considerations. In April 2016, the FASB issued ASU No. 2016-10, “Revenue from Contracts with Customers (Topic 606) - Identifying Performance Obligations and Licensing,” which amends the revenue recognition guidance on accounting for licenses of intellectual property and identifying performance obligations as well as clarifies when a promised good or service is separately identifiable. In May 2016, the FASB issued ASU No. 2016-12, “Revenue from Contracts with Customers (Topic 606) - Narrow-Scope Improvements and Practical Expedients,” which provides clarifying guidance in certain narrow areas such as an assessment of collectibility, presentation of sales taxes, noncash consideration, and completed contracts and contract modifications at transition as well as adds some practical expedients. The amendments in ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 may be applied either retrospectively to each prior period presented or retrospectively with the cumulative effect of initially applying ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 at the date of initial application. The Company is currently evaluating adoption methods and the impact of adopting ASU 2014-09, ASU 2016-08, ASU 2016-10 and ASU 2016-12 on its consolidated financial statements. Currently, the Company expects that the new revenue recognition standard will have an impact on revenue recognition under certain contracts in both the Television and Entertainment and Digital and Data segments.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 3: ASSETS HELD FOR SALE AND SALES OF REAL ESTATE
Assets Held for Sale—Assets held for sale in the Company’s unaudited Condensed Consolidated Balance Sheet consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Real estate	$295,542	$206,422
As of June 30, 2016, the Company had 15 real estate properties held for sale, including Tribune Tower in Chicago, IL, the north block of the Los Angeles Times Square property in downtown Los Angeles, CA and the Olympic Printing Plant facility in the Arts District of downtown Los Angeles, CA (collectively, the “Marquee Properties”). In the second quarter of 2016, the Company suspended the sales process for two of its properties located in Hartford, CT and one property located in Portsmouth, VA. As a result, the Company reclassified the net book value of these properties totaling $11 million to property, plant and equipment in the Company’s Consolidated Balance sheet at June 30, 2016. The combined net carrying value of $296 million and $206 million for the properties held for sale is included in assets held for sale in the Company’s Consolidated Balance Sheet at June 30, 2016 and December 31, 2015, respectively, of which $206 million is attributable to the Marquee Properties at both June 30, 2016 and December 31, 2015.
In the first half of 2016, the Company began the process to sell several real estate properties and recorded charges of $8 million and $7 million in the first quarter of 2016 and the second quarter of 2016, respectively, to write down certain properties to their estimated fair value, less the expected selling costs which were determined based on certain assumptions and judgments that are Level 3 within the fair value hierarchy.
Sales of Real Estate—On June 2, 2016, the Company sold its Allentown, PA property for net proceeds of $8 million and on May 2, 2016, the Company sold its Deerfield Beach, FL property for net proceeds of $24 million. In the second quarter of 2016, the Company recorded a net loss of less than $1 million on the sale of these properties that is included in selling, general and administrative expenses (“SG&A”).
On July 7, 2016, the Company sold its Seattle, WA property for net proceeds of $19 million and entered into a lease for the property. The Company expects to recognize a gain of $8 million on the sale which will be deferred and amortized over the life of the lease. On July 12, 2016, the Company sold two of its Orlando, FL properties for net proceeds of $34 million. The Company expects to record a net gain of $2 million on the sale of these properties that will be recorded in the third quarter of 2016. On July 14, 2016, the Company sold its Arlington Heights, IL property for net proceeds of $0.4 million. Each of these properties was classified as held for sale as of June 30, 2016.
Additionally, as of August 9, 2016, the Company has agreements for the sales of the Los Angeles Times Square property and the Olympic Printing Plant facility located in Los Angeles, CA, certain broadcasting properties located in Chicago, IL and Denver, CO and properties located in Baltimore, MD. All of these transactions are expected to close during the third quarter of 2016. Non-refundable deposits are currently held in escrow for the Los Angeles Times Square and Olympic Plant properties, subject to the terms of such sale agreements. The closing of these transactions is subject to certain adjustments and customary closing conditions and there can be no assurance that these sales will be completed in a timely manner or at all.
In the first half of 2015, the Company sold two properties which were located in Bel Air, MD and Newport News, VA for net proceeds of $5 million and recorded a net loss of less than $1 million for the six months ended June 30, 2015.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 4: GOODWILL, OTHER INTANGIBLE ASSETS AND LIABILITIES
Goodwill and other intangible assets consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Other intangible assets subject to amortization
Affiliate relationships (useful life of 16 years)	$212,000	$(46,375)	$165,625	$212,000	$(39,750)	$172,250
Advertiser relationships (useful life of 8 years)	168,000	(73,500)	94,500	168,000	(63,000)	105,000
Network affiliation agreements (useful life of 5 to 16 years)	362,000	(112,919)	249,081	362,000	(92,113)	269,887
Retransmission consent agreements (useful life of 7 to 12 years)	830,100	(241,975)	588,125	830,100	(196,955)	633,145
Other customer relationships (useful life of 3 to 16 years)	115,146	(28,937)	86,209	114,827	(23,315)	91,512
Content databases (useful life of 5 to 16 years)	134,613	(28,948)	105,665	134,299	(23,623)	110,676
Other technology (useful life of 4 to 10 years)	46,964	(12,987)	33,977	47,011	(9,733)	37,278
Trade names and trademarks (useful life of 3 to15 years)	14,151	(2,213)	11,938	13,853	(1,625)	12,228
Other (useful life of 3 to 11 years)	14,611	(5,493)	9,118	16,337	(5,514)	10,823
Total	$1,897,585	$(553,347)	1,344,238	$1,898,427	$(455,628)	1,442,799
Other intangible assets not subject to amortization
FCC licenses			782,600			782,600
Trade name			14,800			14,800
Total other intangible assets, net			2,141,638			2,240,199
Goodwill
Television and Entertainment			3,220,300			3,220,300
Digital and Data			342,286			341,512
Total goodwill			3,562,586			3,561,812
Total goodwill and other intangible assets			$5,704,224			$5,802,011

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The changes in the carrying amounts of intangible assets during the six months ended June 30, 2016 were as follows (in thousands):

	Television and Entertainment	Digital and Data	Total
Other intangible assets subject to amortization
Balance as of December 31, 2015	$1,185,215	$257,584	$1,442,799
Amortization (1)	(83,563)	(15,860)	(99,423)
Foreign currency translation adjustment	—	862	862
Balance as of June 30, 2016	$1,101,652	$242,586	$1,344,238

Other intangible assets not subject to amortization
Balance as of June 30, 2016 and December 31, 2015	$797,400	$—	$797,400

Goodwill
Gross balance as of December 31, 2015	$3,601,300	$341,512	$3,942,812
Accumulated impairment losses as of December 31, 2015	(381,000)	—	(381,000)
Balance as of December 31, 2015	$3,220,300	$341,512	$3,561,812
Foreign currency translation adjustment	—	774	774
Balance as of June 30, 2016	$3,220,300	$342,286	$3,562,586
Total goodwill and other intangible assets as of June 30, 2016	$5,119,352	$584,872	$5,704,224

(1)	Amortization of intangible assets includes $1 million related to lease contract intangible assets and is recorded in SG&A in the Company’s unaudited Condensed Consolidated Statements of Operations.
The Company's intangible liabilities subject to amortization consisted of the following (in thousands):

	June 30, 2016			December 31, 2015
	Gross Amount	Accumulated Amortization	Net Amount	Gross Amount	Accumulated Amortization	Net Amount
Intangible liabilities subject to amortization
Broadcast rights intangible liabilities	$80,440	$(75,377)	$5,063	$80,440	$(66,729)	$13,711
Lease contract intangible liabilities	209	(172)	37	209	(148)	61
Total intangible liabilities subject to amortization	$80,649	$(75,549)	$5,100	$80,649	$(66,877)	$13,772
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
The net changes in the carrying amounts of intangible liabilities during the six months ended June 30, 2016 were as follows (in thousands):

Television and Entertainment
Intangible liabilities subject to amortization
Balance as of December 31, 2015	$13,772
Amortization	(8,672)
Balance as of June 30, 2016	$5,100
Amortization expense relating to amortizable intangible assets, excluding lease contract intangible assets, is expected to be approximately $99 million for the remainder of 2016, $198 million in 2017, $197 million in 2018, $169 million in 2019, $161 million in 2020 and $127 million in 2021. Amortization of broadcast rights contract intangible assets and liabilities is expected to result in a net reduction in broadcast rights expense of approximately $3 million for the remainder of 2016, $1 million in each of 2017 and 2018, and less than $1 million in 2019, 2020, and 2021, respectively.
NOTE 5: INVESTMENTS
Investments consisted of the following (in thousands):

	June 30, 2016	December 31, 2015
Equity method investments	$1,622,546	$1,668,316
Cost method investments	24,247	20,868
Marketable equity securities	6,161	3,516
Total investments	$1,652,954	$1,692,700
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Income from equity investments, net reported in the Company’s unaudited Condensed Consolidated Statements of Operations consisted of the following (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Income from equity investments, net, before amortization of basis difference	$57,950	$59,475	$109,873	$109,971
Amortization of basis difference	(13,644)	(13,562)	(27,315)	(27,124)
Income from equity investments, net	$44,306	$45,913	$82,558	$82,847
Cash distributions from the Company’s equity method investments were as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Cash distributions from equity investments	$36,258	$34,242	$125,604	$129,148
TV Food Network—The Company’s 31% investment in Television Food Network, G.P. (“TV Food Network”) totaled $1.259 billion and $1.314 billion at June 30, 2016 and December 31, 2015, respectively. The Company recognized equity income from TV Food Network of $37 million and $36 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and equity income of $71 million and $66 million for the six months ended June 30, 2016 and June 30, 2015, respectively. The Company received cash distributions from TV Food Network of $36 million and $34 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and cash distributions of $126 million and $129 million in the six months ended June 30, 2016 and June 30, 2015, respectively.
CareerBuilder—The Company’s 32% investment in CareerBuilder, LLC (“CareerBuilder”) totaled $342 million and $331 million at June 30, 2016 and December 31, 2015, respectively. The Company recognized equity income from CareerBuilder of $8 million and $10 million for the three months ended June 30, 2016 and June 30, 2015, respectively, and equity income of $14 million and $18 million for the six months ended June 30, 2016 and June 30, 2015, respectively.
Dose Media—The Company’s 25% investment in Dose Media, LLC (“Dose Media”) totaled $13 million and $15 million at June 30, 2016 and December 31, 2015, respectively.
Classified Ventures—As further described in Note 9 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, on October 1, 2014, the Company sold its entire 27.8% equity interest in Classified Ventures, LLC (“CV”) to TEGNA, Inc. (“TEGNA”). The Company’s portion of the proceeds from the transaction was $686 million before taxes ($426 million after taxes), of which $28 million was held in escrow and paid in the fourth quarter of 2015. Prior to closing, CV made a final distribution of all cash on hand from operations to the current owners. On April 2, 2015, the Company received an additional cash distribution of $8 million pursuant to CV’s collection of a contingent receivable, which is reflected as a non-operating gain in the Company’s Consolidated Statement of Operations for the three and six months ended June 30, 2015.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Summarized Financial Information—Summarized financial information for TV Food Network is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues, net	$298,275	$278,410	$575,451	$539,633
Operating income	$188,381	$151,728	$370,377	$282,026
Net income	$157,213	$155,770	$305,530	$289,925
Summarized financial information for CareerBuilder is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Revenues, net	$180,748	$176,034	$351,906	$351,188
Operating income	$29,598	$33,614	$48,927	$63,940
Net income	$28,842	$33,063	$49,154	$61,414

Marketable Equity Securities—As further described in Note 2 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, on August 4, 2014, the Company completed the Publishing Spin-off and retained 381,354 shares of tronc, Inc. (“tronc”) (formerly Tribune Publishing Company) common stock, representing 1.5% of the then-outstanding common stock of tronc. The Company classified the shares of tronc common stock as available-for-sale securities. As of June 30, 2016, the fair value and cost basis of the Company’s investment in tronc was $5 million and $0, respectively. As of June 30, 2016, the gross unrealized holding gain relating to the Company’s investment in tronc was $5 million and is reflected in accumulated other comprehensive income, net of taxes, in the Company’s unaudited Condensed Consolidated Balance Sheet. The Company has no current plans to sell its shares of tronc.

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
Variable Interests—The Company evaluates its investments and other transactions to determine whether any entities associated with the investments or transactions should be consolidated under the provisions of ASC Topic 810, “Consolidation.” ASC Topic 810 requires an ongoing qualitative assessment of VIEs to assess which entity is the primary beneficiary as it has the power to direct matters that most significantly impact the activities of a VIE and

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

has the obligation to absorb losses or benefits that could be potentially significant to the VIE. At June 30, 2016 and December 31, 2015, the Company held variable interests in Topix, LLC (through its investment in TKG Holdings II, LLC) (“Topix”) and TREH 200E Las Olas Venture, LLC (“Las Olas LLC”). See Note 1 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 for additional information relating to these entities.
The Company has determined that it is not the primary beneficiary of Topix and therefore has not consolidated it as of and for the periods presented in the unaudited condensed consolidated financial statements. The Company’s maximum loss exposure related to Topix is limited to its equity investment, which was $4 million at both June 30, 2016 and December 31, 2015.
The Las Olas LLC was determined to be a VIE where the Company is the primary beneficiary. The Company consolidates the financial position and results of operations of this VIE. The results of operations of the VIE as of and for the six months ended June 30, 2016 were not material.
As further disclosed in Note 1, the Company consolidates the financial position and results of operations of Dreamcatcher, a VIE where the Company is the primary beneficiary.
NOTE 6: DEBT
Debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015 (1)
Term Loan Facility due 2020, effective interest rate of 3.82%, net of unamortized discount and debt issuance costs of $35,207 and $39,147	$2,320,137	$2,328,092
5.875% Senior Notes due 2022, net of debt issuance costs of $16,892 and $17,466	1,083,108	1,082,534
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount and debt issuance costs of $110 and $175	16,765	18,725
Total debt	3,420,010	3,429,351
Less: Debt due within one year	19,904	19,862
Long-term debt, net of current portion	$3,400,106	$3,409,489

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
Quarterly installments in an amount equal to 0.25% of the original principal amount of the Term Loan Facility were due beginning March 31, 2014. On August 4, 2014, the Company used a $275 million cash dividend from tronc to permanently repay $275 million of outstanding borrowings under the Term Loan Facility.
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
In connection with the Amendment, the Company paid fees to Term B Loan lenders of $6 million, which are considered a debt discount, of which $4 million was deferred, and incurred transaction costs of $2 million, of which $1 million was deferred. The Company recorded a loss of $37 million on the extinguishment of the Former Term Loans in the Company’s unaudited Condensed Consolidated Statement of Operations in the three and six months ended June 30, 2015 as a portion of the facility was considered extinguished for accounting purposes. The loss included the write-off of unamortized transaction costs of $30 million, an unamortized discount of $4 million and other transaction costs of $4 million. The Company’s unamortized transaction costs related to the Term Loan Facility were $29 million and $32 million at June 30, 2016 and December 31, 2015, respectively. These deferred costs are recorded as a direct deduction from the carrying amount of an associate debt liability in the Company’s unaudited Condensed Consolidated Balance Sheet and amortized to interest expense over the contractual term of the Term Loan Facility.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The covenant is only required to be tested at the end of each fiscal quarter if the aggregate amount of revolving loans, swingline loans and letters of credit (other than undrawn letters of credit and letters of credit that have been fully cash collateralized) outstanding exceed 25% of the amount of revolving commitments. This covenant was not required to be tested for the quarterly period ended June 30, 2016.
At June 30, 2016 and December 31, 2015, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $23 million, as of both periods, of standby letters of credit outstanding, primarily in support of the Company’s workers’ compensation insurance programs.
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
During the second quarter of 2015, the Company incurred and deferred transaction costs of $19 million, which are classified as a debt discount in the Company’s unaudited Condensed Consolidated Balance Sheet and amortized to interest expense over the contractual term of the Notes. During the first half of 2016, the Company incurred and deferred an additional $1 million of transaction costs related to filing an exchange offer registration statement (as discussed below) for the Notes. The Company’s unamortized transaction costs related to the Notes were $17 million at June 30, 2016 and December 31, 2015.
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
Dreamcatcher—The Company and the Guarantors guarantee the obligations of Dreamcatcher under its $27 million senior secured credit facility (the “Dreamcatcher Credit Facility”) entered into in connection with Dreamcatcher’s acquisition of the Dreamcatcher stations (see Note 5 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015). The obligations of the Company and the Guarantors under the Dreamcatcher Credit Facility are secured on a pari passu basis with its obligations under the Secured Credit Facility.
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
The Company holds certain marketable equity securities which are traded on national stock exchanges. These securities are recorded at fair value and are categorized as Level 1 within the fair value hierarchy. These investments are measured at fair value on a recurring basis. As of June 30, 2016, the fair value and cost basis of the Company’s investment in tronc was $5 million and $0, respectively. As of December 31, 2015, the fair value and cost basis was $4 million and $0, respectively. The fair value and the cost basis of other marketable equity securities held by the Company as of June 30, 2016 was not material.

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
Estimated fair values and carrying amounts of the Company’s financial instruments that are not measured at fair value on a recurring basis were as follows (in thousands):

	June 30, 2016		December 31, 2015
	Fair Value	Carrying Amount	Fair Value	Carrying Amount (1)
Cost method investments	$24,247	$24,247	$20,868	$20,868
Term Loan Facility	$2,346,511	$2,320,137	$2,328,038	$2,328,092
5.875% Senior Notes due 2022	$1,100,000	$1,083,108	$1,108,250	$1,082,534
Dreamcatcher Credit Facility	$16,812	$16,765	$18,587	$18,725

(1) December 31, 2015 balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03. See Note 1 for further information.
The following methods and assumptions were used to estimate the fair value of each category of financial instruments.
Cost Method Investments—Cost method investments in private companies are recorded at cost, net of write-downs resulting from periodic evaluations of the carrying value of the investments. No events or changes in circumstances occurred during the six months ended June 30, 2016 that suggested a significant adverse effect on the fair value of the Company’s investments. The carrying value of the cost method investments at both June 30, 2016 and December 31, 2015 approximated fair value. The cost method investments would be classified in Level 3 of the fair value hierarchy.
Term Loan Facility—The fair value of the outstanding principal balance of the term loans under the Company’s Term Loan Facility at both June 30, 2016 and December 31, 2015 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
5.875% Senior Notes due 2022—The fair value of the outstanding principal balance of the Company’s 5.875% Senior Notes due 2022 at June 30, 2016 and December 31, 2015 is based on pricing from observable market information in a non-active market and would be classified in Level 2 of the fair value hierarchy.
Dreamcatcher Credit Facility—The fair value of the outstanding principal balance of the Company’s Dreamcatcher Credit Facility at both June 30, 2016 and December 31, 2015 is based on pricing from observable market information for similar instruments in a non-active market and would be classified in Level 2 of the fair value hierarchy.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

On October 12, 2009, Tribune CNLBC, LLC (formerly known as Chicago National League Ball Club, LLC) (“Tribune CNLBC”), which held the majority of the assets and liabilities related to the businesses of the Chicago Cubs Major League Baseball franchise (the “Chicago Cubs”), also filed a Chapter 11 Petition and thereafter became a Debtor. As further described in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, a plan of reorganization for the Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). On March 16, 2015, July 24, 2015, and May 11, 2016, the Bankruptcy Court entered final decrees collectively closing 104 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re Tribune Media Company, et al., Case No. 08-13141.
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
Pursuant to the terms of the Plan, the Company is also obligated to make certain additional payments to certain creditors, including certain distributions that may become due and owing subsequent to the Effective Date and certain payments to holders of administrative expense priority claims and fees earned by professional advisors during the Chapter 11 proceedings. On the Effective Date, Reorganized Tribune Company held restricted cash of $187 million which was estimated to be sufficient to satisfy such obligations. At June 30, 2016, restricted cash held by the Company to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, the Company would be required to satisfy the allowed claims from its cash on hand from operations.
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
Resolution of Outstanding Prepetition Claims—As of the Effective Date, approximately 7,400 proofs of claim had been filed against the Debtors. Additional claims were filed after the Effective Date, including to amend or supplement previously filed claims. Additional claims were also included in the Debtors’ respective schedules of assets and liabilities which were filed with the Bankruptcy Court. Amounts and payment terms for these claims, if applicable, were established in the Plan. As of July 31, 2016, approximately 3,295 proofs of claim had been withdrawn or expunged as a result of the Debtors’ evaluation of the filed proofs of claim and their efforts to reduce and/or eliminate invalid, duplicative and/or over-stated claims. In addition, approximately 3,755 proofs of claim had been settled or otherwise satisfied pursuant to the terms of the Plan.
As of July 31, 2016, approximately 403 proofs of claim remain subject to further evaluation and adjustments. The majority of the remaining proofs of claim were filed by certain of the Company’s former directors and officers, asserting indemnity and other related claims against the Company for claims brought against them in lawsuits arising from the Leveraged ESOP Transactions. Those lawsuits are pending in multidistrict litigation (“MDL”) before the United States District Court for the Southern District of New York (the “NY District Court”) in

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

proceedings captioned In re Tribune Co. Fraudulent Conveyance Litigation, under the consolidated docket numbers 1:11-md-02296 and 1:12-mc-02296. See “Certain Causes of Action Arising From the Leveraged ESOP Transactions” in Note 3 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 for a description of the MDL proceedings in the NY District Court as of February 29, 2016. On March 24, 2016, the U.S. Court of Appeals for the Second Circuit (the “Second Circuit”) issued a decision upholding the NY District Court’s dismissal of the state law constructive fraudulent transfer causes of action commenced by Deutsche Bank, Law Debenture and WTC, as indenture trustees for the Predecessor’s senior noteholders and PHONES, and, separately, certain retirees (collectively and as subsequently amended, the “SLCFC Actions”), on the alternative grounds set forth in the cross-appeal of the defendants’ liaison counsel on behalf of the defendants. The Second Circuit issued a corrected opinion upholding the dismissal of the SLCFC Actions on March 29, 2016. The remaining lawsuits pending in the MDL proceedings are asserted by the litigation trust formed, pursuant to the Plan, to pursue certain causes of action arising from the Leveraged ESOP Transactions for the benefit of certain creditors that received interests in the litigation trust as part of their distributions under the Plan (the “Litigation Trust”). Under the Plan, such indemnity-type claims against the Company must be set off against any recovery by the Litigation Trust against any of the directors and officers, and the Litigation Trust is authorized to object to the allowance of any such indemnity-type claims.
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
Reorganization items, net included in the Company’s unaudited Condensed Consolidated Statements of Operations for the three months ended June 30, 2016 and June 30, 2015 totaled $0.4 million and $1 million, respectively, and for the six months ended June 30, 2016 and June 30, 2015 totaled $1 million and $2 million, respectively.
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
Television and radio broadcast station licenses are granted for terms of up to eight years and are subject to renewal by the FCC in the ordinary course, at which time they may be subject to petitions to deny the license renewal applications. As of August 9, 2016, the Company had FCC authorization to operate 39 television stations and one AM radio station.
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
Under the FCC’s “Newspaper Broadcast Cross Ownership Rule” (the “NBCO Rule”), the Company and holders of “attributable interests” in the Company generally are prohibited from owning or holding attributable interests in both daily newspapers and broadcast stations in the same market. On August 4, 2014, the Company completed the Publishing Spin-off and retained 381,354 shares of tronc common stock, then representing 1.5% of the outstanding common stock of tronc (see Note 2 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015 for further information). The Company determined that it does not have an attributable interest in the daily newspaper business or operations of tronc. As a result of the pro rata distribution of tronc stock to shareholders of the Company, the three attributable shareholders of the Company (collectively, the “Attributable Shareholders”) became attributable shareholders of tronc. The residual common attributable interests of the Attributable Shareholders in the Company and tronc maintain the status quo with respect to these shareholders’ interests in the companies.
The Company’s television/newspaper interests are subject to a temporary waiver of the NBCO Rule which was granted by the FCC in conjunction with its approval of the Plan (the “Exit Order”). On November 12, 2013, the Company filed with the FCC a request for extension of the temporary NBCO Rule waivers granted in the Exit Order. That request is pending. Meanwhile, in its pending 2014 Quadrennial Review of the ownership rules, the FCC is considering a proposal that would modify the NBCO Rule by providing an exception for failed or failing entities and for consideration of waivers of the rule on a case-by-case basis. The proceeding is pending. The Company cannot predict the outcome of this proceeding or whether the FCC will allow the Company’s existing temporary waiver to remain in effect pending the conclusion of the proceeding.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

In a Report and Order and Further Notice of Proposed Rulemaking issued on March 31, 2014, the FCC sought comment on whether to eliminate or modify its “network non-duplication” and “syndicated exclusivity” rules, pursuant to which local television stations may enforce their contractual exclusivity rights with respect to network and syndicated programming. Pursuant to the Satellite Television Extension and Localism Act of 2010 (“STELA”) Reauthorization Act, enacted in December 2014 (“STELAR”), the FCC has adopted regulations prohibiting a television station from coordinating retransmission consent negotiations or negotiating retransmission consent on a joint basis with a separately owned television station in the same market. The Company does not currently engage in retransmission consent negotiations jointly with any other stations in its markets. In response to Congress’s directive in STELAR, on September 2, 2015, the FCC issued a Notice of Proposed Rulemaking (“NPRM”) seeking comment on whether the FCC should make changes to its rules requiring that commercial broadcast television stations and multichannel video programming distributors (“MVPDs”) negotiate in “good faith” for the retransmission by MVPDs of local television signals. On July 14, 2016, Chairman Wheeler announced that the FCC will not adopt additional rules governing parties’ good faith negotiation obligations.
Federal legislation enacted in February 2012 authorizes the FCC to conduct voluntary “incentive auctions” in order to reallocate certain spectrum currently occupied by television broadcast stations to mobile wireless broadband services, to “repack” television stations into a smaller portion of the existing television spectrum band and to require television stations that do not participate in the auction to modify their transmission facilities, subject to reimbursement for reasonable relocation costs up to an industry-wide total of $1.750 billion. If any of the Company’s television stations are required to change frequencies or otherwise modify their operations, the stations could incur substantial conversion costs, reduction or loss of over-the-air signal coverage or an inability to provide high definition programming and additional program streams. The FCC adopted rules to implement the incentive auction and repacking through a number of orders and public notices. Applications to participate in the auction, were due January 12, 2016. The Company has filed applications to participate in the auction. The FCC completed Stage 1 of the Reverse Auction on June 29, 2016, and has announced that the forward auction bidding rounds will commence on August 16, 2016, however, that date may be cancelled, delayed or materially altered. The Company cannot predict the likelihood, timing or outcome of the incentive auction, or any related FCC regulatory action. The FCC has adopted strict communications prohibitions with respect to the auction, which went into effect on January 12, 2016, and will remain in effect until the FCC publicly announces that the auction has ended (which could be as late as fourth quarter 2016 or later). During such time, the Company and its agents, employees, officers and directors are prohibited from directly or indirectly communicating- both internally and externally- certain information regarding the Company’s auction participation.
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
On January 27, 2016, the FCC announced the initiation of a proceeding entitled “Proposal to Unlock the Set-Top Box: Creating Choice & Innovation.” On February 18, 2016, the FCC released a Notice of Proposed Rule Making that proposed, among other things, to require program providers to pass through information about what programming is available, such as channel and program information and “entertainment identifier register IDs.” Adoption of this requirement without, among other things, adequately protecting proprietary and intellectual property rights in program guide content of which we are a major producer and distributor, and respecting contracts between entertainment data providers and their customers could negatively affect our entertainment data licensing business. This proceeding is currently pending and the Company cannot predict its outcome or timing.
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
NOTE 9: INCOME TAXES
In the three and six months ended June 30, 2016, the Company recorded income tax expense of $210 million and $223 million, respectively. For the three months ended June 30, 2016, the rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), a $102 million charge to establish a reserve net of federal and state tax benefit for interest on the Newsday transaction, and a related $91 million charge to adjust the Company’s deferred taxes, as described below, the domestic production activities deduction, other non-deductible expenses, and a $2 million benefit related to certain state income tax matters and other adjustments. For the six months ended June 30, 2016, the rate was also impacted by a $4 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.
In the three and six months ended June 30, 2015, the Company recorded income tax benefit of less than $1 million and income tax expense of $22 million, respectively. The rates differ from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction, and other non-deductible expenses. The non-deductible items in the three months ended June 30, 2015 had a greater impact on the effective tax rate due to the pretax loss.
Newsday and Chicago Cubs Transactions—As further described in Note 9 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, the Company consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC, through NMG Holdings, Inc., owned approximately 97% and the Company owned approximately 3% of NHLLC. The fair market value of the contributed Newsday Media Group business (“NMG”) net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. In March 2013, the IRS issued its audit report on the Company’s federal income tax return for 2008 which concluded that the gain should have been included in the Company’s 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax and penalty through June 30, 2016 would be approximately $47 million. The Company disagrees with the IRS’s position and has timely filed a protest in response to the IRS’s proposed tax adjustments. The Company is contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, the Company would also be subject to approximately $22 million, net of tax benefits, of state income taxes, interest and penalties through June 30, 2016. If the IRS prevails, the tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2008. Through December 31, 2015, the Company has made approximately $136 million of federal and state tax payments through its regular tax reporting process which included $101 million that became payable upon closing of the sale of the Newsday partnership interest as further described in Note 5. The sale of its partnership interest does not impact the IRS audit, nor does it change the Company’s view on the tax position(s) taken on the original transaction.
During the second quarter of 2016, as a result of extensive discussions with the IRS administrative appeals division, the Company reevaluated its tax litigation position related to the Newsday transaction and re-measured the cumulative most probable outcome of such proceedings. As a result, the Company recorded a $102 million charge which is included in the Company’s unaudited Condensed Consolidated Balance Sheet as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve includes federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. The Company expects to reach a resolution of the tax dispute in the second half of 2016. In

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

connection with the potential resolution of the matter, the Company also recorded $91 million of income tax expense to increase the Company’s deferred income tax liability to reflect a reduction in the tax basis of the Company’s assets. The reduction in tax basis is required to reflect the expected negotiated reduction in the amount of the Company’s guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy.
As further described in Note 9 to the Company’s audited consolidated financial statements for the fiscal year ended December 31, 2015, the Company consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and the Company owns 5% of the membership interests in New Cubs LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. On June 28, 2016, the IRS issued the Company a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in the Company’s 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through June 30, 2016 would be approximately $35 million. The Company continues to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, the Company expects to file a petition in U.S. Tax Court to contest the IRS’s determination. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, the Company estimates that the federal and state income taxes would be approximately $225 million before interest and penalties. However, if the IRS prevails in their position, any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. Through June 30, 2016, the Company has paid approximately $36 million through its regular tax reporting process. The Company does not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, the Company’s unaudited Condensed Consolidated Balance Sheet at June 30, 2016 includes a deferred tax liability of $163 million related to the future recognition of taxable income related to the Chicago Cubs Transactions.
Other—Although management believes its estimates and judgments are reasonable, the resolutions of the Company’s tax issues are unpredictable and could result in tax liabilities that are significantly higher or lower than that which has been provided by the Company. The Company accounts for uncertain tax positions in accordance with ASC Topic 740, which addresses the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. The Company’s liability for unrecognized tax benefits totaled $156 million at June 30, 2016, which includes a $125 million reserve related to the Newsday transaction, and $34 million at December 31, 2015. The Company believes it is reasonably possible that the total amount of unrecognized tax benefits could decrease by approximately $136 million within the next twelve months due to the resolution of tax examination issues, including the Newsday dispute, and statute of limitations expirations.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 10: PENSION AND OTHER RETIREMENT PLANS
The components of net periodic benefit credit for Company-sponsored pension plans, net of taxes, for the three and six months ended June 30, 2016 and June 30, 2015 were as follows (in thousands):

	Pension Benefits
	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Service cost	$177	$198	$346	$354
Interest cost	20,611	20,531	41,362	40,908
Expected return on plans’ assets	(26,895)	(28,009)	(53,808)	(55,845)
Amortization of prior service costs	45	—	45	—
Net periodic benefit credit	$(6,062)	$(7,280)	$(12,055)	$(14,583)
Net periodic benefit (credit) cost related to other post retirement benefit plans was not material in all periods presented. For 2016, the Company does not expect to make any contributions to its qualified pension plans and expects to contribute $1 million to its other postretirement plans. In the three and six months ended June 30, 2016 and June 30, 2015, the Company’s contributions were not material.
NOTE 11: CAPITAL STOCK
As of the Effective Date, Reorganized Tribune Company issued 78,754,269 shares of Class A Common Stock, par value $0.001 per share (“Class A Common Stock”), and 4,455,767 shares of Class B Common Stock, par value $0.001 per share (“Class B Common Stock” and together with Class A Common Stock, “Common Stock”). Certain creditors that were entitled to receive Common Stock, either voluntarily elected to receive Class B Common Stock in lieu of Class A Common Stock or were allocated Class B Common Stock in lieu of Class A Common Stock in order to comply with the FCC’s ownership rules and requirements. The Class A Common Stock and Class B Common Stock generally provide identical economic rights, but holders of Class B Common Stock have limited voting rights, including that such holders have no right to vote in the election of directors. Subject to the ownership limitations described below, each share of Class A Common Stock is convertible into one share of Class B Common Stock and each share of Class B Common Stock is convertible into one share of Class A Common Stock, in each case, at the option of the holder at any time. During the three and six months ended June 30, 2015, on a net basis, 2,355,286 shares and 2,401,409 shares, respectively, of Class B Common Stock were converted into 2,355,286 shares and 2,401,409 shares, respectively, of Class A Common Stock. There were no conversions during the three and six months ended June 30, 2016.
In addition, on the Effective Date, Reorganized Tribune Company entered into the Warrant Agreement, pursuant to which the Company issued 16,789,972 Warrants to purchase Common Stock (the “Warrants”). The Company issued the Warrants in lieu of Common Stock to creditors that were otherwise eligible to receive Common Stock in connection with the implementation of the Plan in order to comply with the FCC’s foreign ownership restrictions. Each Warrant entitles the holder to purchase from the Company, at the option of the holder and subject to certain restrictions set forth in the Warrant Agreement and described below, one share of Class A Common Stock or one share of Class B Common Stock at an exercise price of $0.001 per share, subject to adjustment and a cashless exercise feature. The Warrants may be exercised at any time on or prior to December 31, 2032. During the three months ended June 30, 2016 and June 30, 2015, 31,958 and 1,273,345 Warrants, respectively, were exercised for 31,958 and 1,273,338 shares, respectively, of Class A Common Stock. During the six months ended June 30, 2016 and June 30, 2015, 132,066 and 1,694,988 Warrants, respectively, were exercised for 132,066 and 1,694,981 shares, respectively, of Class A Common Stock. No Warrants were exercised for Class B Common Stock during the six months ended June 30, 2016 and June 30, 2015. At June 30, 2016, the following amounts were issued: 159,243

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Warrants, 100,378,256 shares of Class A Common Stock, of which 9,415,191 were held in treasury, and 5,605 shares of Class B Common Stock.
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

Common Stock Repurchases—On October 13, 2014, the Board authorized a stock repurchase program, under which the Company could repurchase up to $400 million of its outstanding Class A Common Stock in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. During fiscal 2015, the Company repurchased 6,569,056 shares of Class A Common Stock in open market transactions for $332 million at an average price of $50.59 per share, which is exclusive of 125,566 shares, valued at $8 million, for which the Company placed trades prior to December 28, 2014 that were not settled until the first three business days of the first quarter of 2015. As of December 31, 2015, the

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

Company had repurchased the full $400 million of outstanding Class A Common Stock, totaling 7,670,216 shares, authorized under this repurchase program.
On February 24, 2016, the Board authorized a new stock repurchase program, under which the Company may repurchase up to $400 million of its outstanding Class A Common Stock. Under the stock repurchase program, the Company may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Securities Exchange Act of 1934, as amended. The extent to which the Company repurchases its shares, and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations. During the first quarter of 2016, the Company repurchased 341,548 shares in open market transactions for $13 million at an average price of $37.30 per share, inclusive of 100,089 shares, valued at $4 million, for which the Company placed trades on or prior to March 31, 2016 that were not settled until the second quarter of 2016. During the second quarter of 2016, the Company repurchased 1,473,364 shares in open market transactions for $56 million at an average price of $38.35 per share, inclusive of 69,719 shares, valued at $3 million, for which the Company placed trades on or prior to June 30, 2016 that were not settled until the third quarter of 2016. As of June 30, 2016, the remaining authorized amount under the current authorization totaled approximately $331 million.
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
Quarterly Cash Dividends—The Board declared quarterly cash dividends per share on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2016		2015
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$23,215	$—	$—
Second quarter	0.25	22,959	0.25	24,100
Total quarterly cash dividends declared and paid	$0.50	$46,174	$0.25	$24,100
On August 3, 2016, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on September 2, 2016 to holders of record of Common Stock and Warrants as of August 19, 2016.
The payment of cash dividends also results in the issuance of Dividend Equivalent Units (“DEUs”) to holders of RSUs and PSUs each, as defined and described in Note 12. The DEUs will be reinvested in RSUs and PSUs and settled concurrently with the vesting of associated RSUs and PSUs. Pursuant to the Company’s policy, the forfeitable DEUs and dividends payable in cash are treated as a reduction of retained earnings or, if the Company is in a retained deficit position, as a reduction of additional paid-in capital.
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

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 12: STOCK-BASED COMPENSATION
On May 5, 2016, the 2016 Incentive Compensation Plan (the “Incentive Compensation Plan”) was approved by the Company’s shareholders for the purpose of granting stock awards to officers and employees of the Company and its subsidiaries. There are 5,100,000 shares of Class A Common Stock authorized for issuance under the Incentive Compensation Plan, of which 4,609,314 shares were available for grant as of June 30, 2016. On May 5, 2016, the Stock Compensation Plan for Non-Employee Directors (the “Directors Plan” and, together with the Incentive Compensation Plan, “2016 Equity Plans”) was approved by the Company’s shareholders for the purpose of granting stock awards to the Company’s Board members. There are 200,000 shares of Class A Common Stock authorized for issuance under the Directors Plan, of which 200,000 shares were available for grant as of June 30, 2016.
On March 1, 2013, the Compensation Committee of the Board adopted the 2013 Equity Incentive Plan (the “Equity Incentive Plan”) for the purpose of granting stock awards to directors, officers and employees of the Company and its subsidiaries. Stock awarded pursuant to the Equity Incentive Plan was limited to five percent of the outstanding Common Stock on a fully diluted basis as of the Effective Date. There were 5,263,000 shares of Common Stock authorized for issuance under the Equity Incentive Plan. Prior to the adoption of the 2016 Equity Plans, the Company had 616,332 shares of Class A Common Stock available for grant under the Equity Incentive Plan. Subsequent to the approval of the 2016 Equity Plans by the Company’s shareholders, no additional awards will be granted under the Equity Incentive Plan.
The Incentive Compensation Plan provides for the granting of non-qualified stock options (“NSOs”), incentive stock options (“ISOs”), stock appreciation rights (“SARs”), restricted stock units (“RSUs”), performance share units (“PSUs”), restricted stock awards and other stock-based awards (collectively “Equity Awards”). The Directors Plan provides for the granting of shares, stock options and other stock-based awards (collectively “Director Equity Awards”). Pursuant to ASC Topic 718, “Compensation-Stock Compensation,” the Company measures stock-based compensation costs on the grant date based on the estimated fair value of the award and recognizes compensation costs on a straight-line basis over the requisite service period for the entire award. The Company’s equity plans allow employees and directors to surrender to the Company shares of vested common stock upon vesting of their stock awards or at the time they exercise their NSOs in lieu of their payment of the required withholdings for employee taxes. The Company does not withhold taxes on Equity Awards in excess of minimum required statutory requirements.
Holders of RSUs and PSUs also receive DEUs until the RSUs or PSUs vest. See Note 11 for further information. The number of DEUs granted for each RSU or PSU is calculated based on the value of the dividends per share paid on the Company’s Common Stock and the closing price of the Company’s Common Stock on the dividend payment date. The DEUs vest with the underlying RSU or PSU.
NSO and RSU awards generally vest 25% on each anniversary of the date of the grant. Under the 2016 Equity Plans, the exercise price of an NSO award cannot be less than the market price of the Class A Common Stock at the time the NSO award is granted and has a maximum contractual term of 10 years. PSU awards generally cliff vest at the end of the three-year performance periods, depending on the period specified in each respective PSU agreement. The number of PSUs that ultimately vest depends on the Company’s performance relative to specified financial targets for fiscal years 2016, 2017 and 2018. In the second quarter of 2016, the Company granted 214,416 supplemental PSU awards (“Supplemental PSUs”) to certain executive officers. A portion of the Supplemental PSUs will be eligible to vest until March 1, 2018 if a closing stock price of the Company’s Class A Common Stock is maintained for 10 consecutive trading days that equals or exceeds $44 and each increment of $2 thereafter, up to a maximum of $64, as adjusted for dividends declared (each such increment, a “Stock Price Hurdle”). No Stock Price Hurdle will be counted twice, and none of the Supplemental PSUs will vest unless the minimum $44 Stock Price Hurdle is achieved by March 1, 2018. Unrestricted stock awards have been issued to certain members of the Board as compensation for retainer fees and long-term awards. The Company intends to facilitate settlement of all vested awards in common stock, with the exception of certain RSUs granted to non-US based employees which the Company expects to settle in cash.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

The Company estimates the fair value of NSO awards using the Black-Scholes option-pricing model, which incorporates various assumptions including the expected term of the awards, volatility of the stock price, risk-free rates of return and dividend yield. The Company determines the fair value of PSU, RSU and unrestricted and restricted stock awards by reference to the quoted market price of the Class A Common Stock on the date of the grant. The Company determined the fair value of Supplemental PSUs using a Monte Carlo simulation model.
Stock-based compensation for the three months ended June 30, 2016 and June 30, 2015 totaled $10 million and $9 million, respectively. Stock-based compensation expense for the six months ended June 30, 2016 and June 30, 2015 totaled $18 million and $17 million, respectively.
A summary of activity and weighted average exercise prices related to the NSOs is reflected in the table below.

	Six Months Ended June 30, 2016
	Shares	Weighted Avg. Exercise Price
Outstanding, beginning of period	1,374,456	$60.62
Granted	1,241,354	29.22
Forfeited	(172,789)	40.20
Cancelled	(20,648)	61.32
Outstanding, end of period	2,422,373	$45.98
Vested and exercisable, end of period	605,762	$61.01

A summary of activity and weighted average fair values related to the RSUs is reflected in the table below.

	Six Months Ended June 30, 2016
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	839,789	$58.39
Granted	790,027	29.60
Dividend equivalent units granted	17,153	37.68
Vested	(295,625)	58.64
Dividend equivalent units vested	(5,415)	41.51
Forfeited	(79,282)	43.46
Dividend equivalent units forfeited	(1,390)	39.20
Outstanding and nonvested, end of period (1)	1,265,257	$41.13

(1) Includes 19,954 RSUs which were granted to foreign employees and which the Company expects to settle in cash. The fair value of these RSUs at June 30, 2016 was not material. These RSUs generally vest over a four year period.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

A summary of activity and weighted average fair values related to the unrestricted stock awards is as follows:

	Six Months Ended June 30, 2016
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	—	$—
Granted	16,898	33.73
Vested	(16,898)	33.73
Outstanding and nonvested, end of period	—	$—

A summary of activity and weighted average fair values related to the PSUs and Supplemental PSUs is reflected in the table below.

	Six Months Ended June 30, 2016
	Shares	Weighted Avg. Fair Value
Outstanding, beginning of period	106,964	$65.50
Granted (1)	295,390	21.26
Dividend equivalent units granted	3,578	38.93
Vested	(55,720)	65.06
Dividend equivalent units vested	(1,009)	41.64
Forfeited	(8,096)	49.85
Dividend equivalent units forfeited	(199)	39.79
Outstanding and nonvested, end of period	340,908	$27.57

(1) Represents shares of PSUs for which performance targets have been established and which are deemed granted under U.S. GAAP. Includes 214,416 Supplemental PSUs with an average fair value of $16.13 which was determined using a Monte Carlo simulation model, as further described above.
As of June 30, 2016, the Company had not yet recognized compensation cost on nonvested awards as follows (dollars in thousands):

	Unrecognized Compensation Cost	Weighted Average Remaining Recognition Period
Nonvested awards	$73,845	2.8

NOTE 13: EARNINGS PER SHARE
The Company computes earnings (loss) per common share (“EPS”) under the two-class method which requires the allocation of all distributed and undistributed earnings to common stock and other participating securities based on their respective rights to receive distributions of earnings or losses. The Company’s Class A Common Stock and Class B Common Stock equally share in distributed and undistributed earnings. The Company accounts for the Warrants as participating securities, as holders of the Warrants, in accordance with and subject to the terms and conditions of the Warrant Agreement, are entitled to receive ratable distributions of the Company’s earnings

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

concurrently with such distributions made to the holders of Common Stock, subject to certain restrictions relating to FCC rules and requirements. Under the terms of the Company’s RSU and PSU agreements, unvested RSUs and PSUs contain forfeitable rights to dividends and DEUs. Because the DEUs are forfeitable, they are defined as non-participating securities. As of June 30, 2016, there were 30,151 DEUs outstanding, which will vest at the time that the underlying RSU or PSU vests.
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
ASC Topic 260, “Earnings per Share,” states that the presentation of basic and diluted EPS is required only for common stock and not for participating securities. For the three and six months ended June 30, 2016, 167,671 and 212,989, respectively, of the weighted-average Warrants outstanding, have been excluded from the below table. For the three and six months ended June 30, 2015, 1,024,705 and 1,450,390, respectively, of the weighted-average Warrants outstanding, have been excluded from the below table.
The calculation of basic and diluted EPS is presented below (in thousands, except for per share data):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
EPS numerator:
Net (loss) income, as reported	$(161,563)	$(3,265)	$(150,470)	$33,152
Less: Dividends distributed to Warrants	40	172	88	172
Less: Undistributed earnings allocated to Warrants	—	—	—	497
Net (loss) income attributable to common shareholders for basic EPS	$(161,603)	$(3,437)	$(150,558)	$32,483
Add: Undistributed earnings allocated to dilutive securities	—	—	—	1
Net (loss) income attributable to common shareholders for diluted EPS	$(161,603)	$(3,437)	$(150,558)	$32,484

EPS denominator:
Weighted average shares outstanding - basic	91,676	95,337	92,083	95,374
Impact of dilutive securities	—	—	—	191
Weighted average shares outstanding - diluted	91,676	95,337	92,083	95,565

Net (loss) income per share attributable to common shareholders:
Basic	$(1.76)	$(0.04)	$(1.64)	$0.34
Diluted	$(1.76)	$(0.04)	$(1.64)	$0.34
Since the Company was in a net loss position for the three and six months ended June 30, 2016 as well as for the three months ended June 30, 2015, there was no difference between the number of shares used to calculate basic and diluted loss per share in these periods. Because of their anti-dilutive effect, 2,160,479 and 2,098,608 common share equivalents, comprised of NSOs, PSUs, Supplemental PSUs and RSUs, have been excluded from the diluted

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

EPS calculation for the three and six months ended June 30, 2016, respectively. Because of their anti-dilutive effect, 1,940,343 and 1,382,273 common share equivalents, comprised of NSOs, PSUs and RSUs, have been excluded from the diluted EPS calculation for the three and six months ended June 30, 2015, respectively.
NOTE 14: ACCUMULATED OTHER COMPREHENSIVE INCOME (LOSS)
Accumulated other comprehensive income (loss) is a separate component of shareholders’ equity in the Company’s unaudited Condensed Consolidated Balance Sheets. The following table summarizes the changes in accumulated other comprehensive loss, net of taxes by component for the six months ended June 30, 2016 (in thousands):

	Unrecognized Benefit Plan Gains and Losses	Foreign Currency Translation Adjustments	Unrealized Holding Gain on Marketable Securities	Total
Balance at December 31, 2015	$(57,391)	$(15,764)	$2,139	$(71,016)
Other comprehensive (loss) income	3,583	(133)	998	4,448
Balance at June 30, 2016	$(53,808)	$(15,897)	$3,137	$(66,568)
NOTE 15: RELATED PARTY TRANSACTIONS
The Company’s company-sponsored pension plan assets included an investment in a loan fund limited partnership managed by Oaktree Capital Management, L.P. (“Oaktree”), which is affiliated with Oaktree Tribune, L.P., a principal shareholder of Tribune Media Company. In April 2016, the Company requested a full withdrawal of its investment from the fund managed by Oaktree which had a fair value of $30 million at December 31, 2015.  The withdrawal was completed and proceeds were received in June 2016.
The Secured Credit Facility syndicate of lenders includes funds affiliated with Oaktree. These funds held $32 million and $38 million of the Company’s Term B Loans and Former Term Loans at June 30, 2016 and December 31, 2015, respectively.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

NOTE 16: BUSINESS SEGMENTS
The following table summarizes business segment financial data for the three and six months ended June 30, 2016 and June 30, 2015 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2016	June 30, 2015	June 30, 2016	June 30, 2015
Operating revenues:
Television and Entertainment	$467,149	$445,622	$921,846	$855,922
Digital and Data	47,334	43,625	100,587	93,827
Corporate and Other	11,630	12,277	24,195	24,512
Total operating revenues	$526,113	$501,524	$1,046,628	$974,261
Operating profit (loss):
Television and Entertainment	$83,588	$47,088	$142,333	$126,436
Digital and Data	(10,298)	(4,150)	(13,210)	(416)
Corporate and Other	(27,150)	(23,154)	(55,767)	(45,301)
Total operating profit	$46,140	$19,784	$73,356	$80,719
Depreciation:
Television and Entertainment	$11,106	$12,023	$22,122	$23,446
Digital and Data	3,054	2,321	5,951	4,426
Corporate and Other	3,359	3,622	6,784	7,148
Total depreciation	$17,519	$17,966	$34,857	$35,020
Amortization:
Television and Entertainment	$41,476	$41,475	$82,951	$82,985
Digital and Data	7,945	6,962	15,848	13,223
Total amortization	$49,421	$48,437	$98,799	$96,208
Capital Expenditures:
Television and Entertainment	$6,603	$5,026	$13,436	$14,276
Digital and Data	6,046	7,917	10,969	10,522
Corporate and Other	4,934	9,475	11,026	13,919
Total capital expenditures	$17,583	$22,418	$35,431	$38,717

	June 30, 2016	December 31, 2015 (1)
Assets:
Television and Entertainment	$7,445,574	$7,748,010
Digital and Data	699,564	725,151
Corporate and Other	1,025,988	1,029,280
Assets held for sale	295,542	206,422
Total assets	$9,466,668	$9,708,863

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
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$515,819	$14,677	$(4,383)	$526,113

Programming and direct operating expenses	—	234,776	6,416	(3,191)	238,001
Selling, general and administrative	23,990	144,809	7,425	(1,192)	175,032
Depreciation and amortization	2,768	59,094	5,078	—	66,940
Total Operating Expenses	26,758	438,679	18,919	(4,383)	479,973

Operating (Loss) Profit	(26,758)	77,140	(4,242)	—	46,140

(Loss) income on equity investments, net	(678)	44,984	—	—	44,306
Interest and dividend income	217	12	12	—	241
Interest expense	(41,688)	—	(219)	—	(41,907)
Other non-operating items	(441)	—	—	—	(441)
Intercompany interest income (expense)	440	(440)	—	—	—
Intercompany income (charges)	23,760	(23,704)	(56)	—	—
(Loss) Income Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(45,148)	97,992	(4,505)	—	48,339
Income tax expense	57,745	47,813	104,344	—	209,902
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	(58,670)	(1,741)	—	60,411	—
Net (Loss) Income	$(161,563)	$48,438	$(108,849)	$60,411	$(161,563)

Comprehensive (Loss) Income	$(160,752)	$46,636	$(111,221)	$64,585	$(160,752)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
THREE MONTHS ENDED JUNE 30, 2015
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$493,937	$12,670	$(5,083)	$501,524

Programming and direct operating expenses	—	248,967	5,448	(4,200)	250,215
Selling, general and administrative	25,249	133,482	7,274	(883)	165,122
Depreciation and amortization	1,299	60,496	4,608	—	66,403
Total Operating Expenses	26,548	442,945	17,330	(5,083)	481,740

Operating (Loss) Profit	(26,548)	50,992	(4,660)	—	19,784

Income on equity investments, net	—	45,913	—	—	45,913
Interest and dividend income	—	25	18	—	43
Interest expense	(40,102)	—	(272)	—	(40,374)
Loss on extinguishment of debt	(37,040)	—	—	—	(37,040)
Gain on investment transaction, net	1	8,132	—	—	8,133
Other non-operating items	(417)	—	—	—	(417)
Intercompany interest income (expense)	439	(439)	—	—	—
Intercompany income (charges)	25,065	(24,976)	(89)	—	—
(Loss) Income Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(78,602)	79,647	(5,003)	—	(3,958)
Income tax (benefit) expense	(29,782)	30,125	(1,036)	—	(693)
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	45,555	(1,387)	—	(44,168)	—
Net (Loss) Income	$(3,265)	$48,135	$(3,967)	$(44,168)	$(3,265)

Comprehensive (Loss) Income	$(6,328)	$49,268	$(4,237)	$(45,031)	$(6,328)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$1,024,264	$31,154	$(8,790)	$1,046,628

Programming and direct operating expenses	—	470,642	11,791	(6,189)	476,244
Selling, general and administrative	49,419	302,063	14,491	(2,601)	363,372
Depreciation and amortization	5,337	118,245	10,074	—	133,656
Total Operating Expenses	54,756	890,950	36,356	(8,790)	973,272

Operating (Loss) Profit	(54,756)	133,314	(5,202)	—	73,356

(Loss) income on equity investments, net	(1,398)	83,956	—	—	82,558
Interest and dividend income	308	53	25	—	386
Interest expense	(83,402)	—	(481)	—	(83,883)
Other non-operating items	(379)	—	—	—	(379)
Intercompany interest income (expense)	878	(878)	—	—	—
Intercompany income (charges)	47,522	(47,410)	(112)	—	—
(Loss) Income Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(91,227)	169,035	(5,770)	—	72,038
Income tax expense	39,785	79,156	103,567	—	222,508
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	(19,458)	(806)	—	20,264	—
Net (Loss) Income	$(150,470)	$89,073	$(109,337)	$20,264	$(150,470)

Comprehensive (Loss) Income	$(146,022)	$87,375	$(107,772)	$20,397	$(146,022)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENTS OF OPERATIONS AND
COMPREHENSIVE INCOME (LOSS)
SIX MONTHS ENDED JUNE 30, 2015
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Operating Revenues	$—	$957,478	$27,504	$(10,721)	$974,261

Programming and direct operating expenses	—	438,655	14,675	(6,611)	446,719
Selling, general and administrative	49,189	258,204	12,312	(4,110)	315,595
Depreciation and amortization	2,468	120,288	8,472	—	131,228
Total Operating Expenses	51,657	817,147	35,459	(10,721)	893,542

Operating (Loss) Profit	(51,657)	140,331	(7,955)	—	80,719

Income on equity investments, net	—	82,847	—	—	82,847
Interest and dividend income	300	51	59	—	410
Interest expense	(79,025)	(5)	(556)	—	(79,586)
Loss on extinguishment of debt	(37,040)	—	—	—	(37,040)
Gain on investment transaction, net	688	8,132	—	—	8,820
Other non-operating items	(1,343)	(66)	—	—	(1,409)
Intercompany interest income (expense)	878	(878)	—	—	—
Intercompany income (charges)	50,130	(49,952)	(178)	—	—
(Loss) Income Before Income Taxes and Earnings (Losses) from Consolidated Subsidiaries	(117,069)	180,460	(8,630)	—	54,761
Income tax (benefit) expense	(44,904)	70,017	(3,504)	—	21,609
Equity (deficit) in earnings of consolidated subsidiaries, net of taxes	105,317	(2,711)	—	(102,606)	—
Net Income (Loss)	$33,152	$107,732	$(5,126)	$(102,606)	$33,152

Comprehensive Income (Loss)	$23,754	$107,000	$(8,922)	$(98,078)	$23,754

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Assets
Current Assets
Cash and cash equivalents	$345,111	$9,959	$11,570	$—	$366,640
Restricted cash and cash equivalents	17,579	—	—	—	17,579
Accounts receivable, net	289	436,121	11,554	—	447,964
Broadcast rights	—	139,444	834	—	140,278
Income taxes receivable	—	21,824	161	—	21,985
Prepaid expenses	14,279	16,483	4,727	—	35,489
Other	5,851	3,033	499	—	9,383
Total current assets	383,109	626,864	29,345	—	1,039,318
Properties
Property, plant and equipment	52,968	534,158	110,893	—	698,019
Accumulated depreciation	(15,944)	(160,268)	(6,784)	—	(182,996)
Net properties	37,024	373,890	104,109	—	515,023

Investments in subsidiaries	10,296,365	103,627	—	(10,399,992)	—

Other Assets
Broadcast rights	—	163,271	18	—	163,289
Goodwill	—	3,508,718	53,868	—	3,562,586
Other intangible assets, net	—	2,000,420	141,218	—	2,141,638
Assets held for sale	—	295,542	—	—	295,542
Investments	19,474	1,615,585	17,895	—	1,652,954
Intercompany receivables	1,917,846	4,764,886	455,599	(7,138,331)	—
Intercompany loan receivable	27,000	—	—	(27,000)	—
Other	106,343	88,410	5,854	(104,289)	96,318
Total other assets	2,070,663	12,436,832	674,452	(7,269,620)	7,912,327
Total Assets	$12,787,161	$13,541,213	$807,906	$(17,669,612)	$9,466,668

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF JUNE 30, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$31,531	$26,648	$3,424	$—	$61,603
Debt due within one year	15,909	—	3,995	—	19,904
Income taxes payable	—	7,617	1,094	—	8,711
Income tax reserves (Note 9)	—	—	125,400	—	125,400
Contracts payable for broadcast rights	—	192,780	1,071	—	193,851
Deferred revenue	—	35,336	3,961	—	39,297
Interest payable	30,055	—	2	—	30,057
Other	39,002	67,751	7,650	—	114,403
Total current liabilities	116,497	330,132	146,597	—	593,226

Non-Current Liabilities
Long-term debt	3,387,336	—	12,770	—	3,400,106
Intercompany loan payable	—	27,000	—	(27,000)	—
Deferred income taxes	—	995,568	152,539	(104,289)	1,043,818
Contracts payable for broadcast rights	—	318,555	20	—	318,575
Contract intangible liability, net	—	5,100	—	—	5,100
Intercompany payables	5,237,502	1,661,323	239,506	(7,138,331)	—
Other	467,533	52,507	1,873	—	521,913
Total non-current liabilities	9,092,371	3,060,053	406,708	(7,269,620)	5,289,512
Total liabilities	9,208,868	3,390,185	553,305	(7,269,620)	5,882,738

Shareholders’ Equity (Deficit)
Common stock	157	—	—	—	157
Treasury stock	(469,380)	—	—	—	(469,380)
Additional paid-in-capital	4,586,905	9,486,179	289,818	(9,775,997)	4,586,905
Retained (deficit) earnings	(472,821)	672,851	(31,840)	(641,011)	(472,821)
Accumulated other comprehensive (loss) income	(66,568)	(8,002)	(9,014)	17,016	(66,568)
Total Tribune Media Company shareholders’ equity (deficit)	3,578,293	10,151,028	248,964	(10,399,992)	3,578,293
Noncontrolling interests	—	—	5,637	—	5,637
Total shareholders’ equity (deficit)	3,578,293	10,151,028	254,601	(10,399,992)	3,583,930
Total Liabilities and Shareholders’ Equity (Deficit)	$12,787,161	$13,541,213	$807,906	$(17,669,612)	$9,466,668

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2015
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Assets
Current Assets
Cash and cash equivalents	$235,508	$13,054	$14,082	$—	$262,644
Restricted cash and cash equivalents	17,595	—	—	—	17,595
Accounts receivable, net	672	452,722	13,234	—	466,628
Broadcast rights	—	157,538	2,702	—	160,240
Income taxes receivable	—	42,816	22	—	42,838
Prepaid expenses	16,747	44,817	1,773	—	63,337
Other	4,494	3,818	351	—	8,663
Total current assets	275,016	714,765	32,164	—	1,021,945
Properties
Property, plant and equipment	47,909	662,094	108,655	—	818,658
Accumulated depreciation	(10,607)	(144,089)	(6,105)	—	(160,801)
Net properties	37,302	518,005	102,550	—	657,857

Investments in subsidiaries	10,374,921	104,432	—	(10,479,353)	—

Other Assets
Broadcast rights	—	203,376	46	—	203,422
Goodwill	—	3,508,718	53,094	—	3,561,812
Other intangible assets, net	—	2,091,010	149,189	—	2,240,199
Assets held for sale	—	206,422	—	—	206,422
Investments	18,276	1,659,029	15,395	—	1,692,700
Intercompany receivables	1,560,781	4,265,957	331,873	(6,158,611)	—
Intercompany loan receivable	27,000	—	—	(27,000)	—
Other (1)	189,517	117,124	5,167	(187,302)	124,506
Total other assets	1,795,574	12,051,636	554,764	(6,372,913)	8,029,061
Total Assets	$12,482,813	$13,388,838	$689,478	$(16,852,266)	$9,708,863

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING BALANCE SHEETS
AS OF DECEMBER 31, 2015
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Liabilities and Shareholders’ Equity (Deficit)
Current Liabilities
Accounts payable	$29,587	$24,153	$6,654	$—	$60,394
Debt due within one year (1)	15,874	—	3,988	—	19,862
Income taxes payable	—	2,700	758	—	3,458
Contracts payable for broadcast rights	—	233,660	3,016	—	236,676
Deferred revenue	—	39,654	5,067	—	44,721
Interest payable	33,826	—	2	—	33,828
Other	44,615	91,384	5,862	—	141,861
Total current liabilities	123,902	391,551	25,347	—	540,800

Non-Current Liabilities
Long-term debt (1)	3,394,753	—	14,736	—	3,409,489
Intercompany loan payable	—	27,000	—	(27,000)	—
Deferred income taxes	—	994,083	177,251	(187,302)	984,032
Contracts payable for broadcast rights	—	385,052	55	—	385,107
Contract intangible liability, net	—	13,772	—	—	13,772
Intercompany payables	4,652,289	1,397,981	108,341	(6,158,611)	—
Other	485,671	55,779	2,491	—	543,941
Total non-current liabilities	8,532,713	2,873,667	302,874	(6,372,913)	5,336,341
Total Liabilities	8,656,615	3,265,218	328,221	(6,372,913)	5,877,141

Shareholders’ Equity (Deficit)
Common stock	100	—	—	—	100
Treasury stock	(400,153)	—	—	—	(400,153)
Additional paid-in-capital	4,619,618	9,529,071	288,814	(9,817,885)	4,619,618
Retained (deficit) earnings	(322,351)	600,853	77,498	(678,351)	(322,351)
Accumulated other comprehensive (loss) income	(71,016)	(6,304)	(10,579)	16,883	(71,016)
Total Tribune Media Company shareholders’ equity (deficit)	3,826,198	10,123,620	355,733	(10,479,353)	3,826,198
Noncontrolling interests	—	—	5,524	—	5,524
Total shareholders’ equity (deficit)	3,826,198	10,123,620	361,257	(10,479,353)	3,831,722
Total Liabilities and Shareholders’ Equity (Deficit)	$12,482,813	$13,388,838	$689,478	$(16,852,266)	$9,708,863

(1) December 31, 2015 balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2016
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash (used in) provided by operating activities	$(39,775)	$283,808	$(2,714)	$—	$241,319

Investing Activities
Capital expenditures	(7,094)	(24,830)	(3,507)	—	(35,431)
Transfers from restricted cash	—	297	—	—	297
Investments	(850)	(101)	(2,500)	—	(3,451)
Intercompany dividend	3,326	—	—	(3,326)	—
Proceeds from sales of real estate and other assets	—	33,021	681	—	33,702
Net cash (used in) provided by investing activities	(4,618)	8,387	(5,326)	(3,326)	(4,883)

Financing Activities
Repayments of long-term debt	(11,896)	—	(2,024)	—	(13,920)
Long-term debt issuance costs	(784)	—	—	—	(784)
Payment of dividends	(46,174)	—	—	—	(46,174)
Settlement of contingent consideration	—	(750)	—	—	(750)
Common stock repurchases	(66,548)	—	—	—	(66,548)
Tax withholdings related to net share settlements of share-based awards	(4,377)	—	—	—	(4,377)
Contributions from noncontrolling interests	—	—	113	—	113
Intercompany dividend	—	(3,326)	—	3,326	—
Change in intercompany receivables and payables (1)	283,775	(291,214)	7,439	—	—
Net cash provided by (used in) financing activities	153,996	(295,290)	5,528	3,326	(132,440)

Net Increase (Decrease) in Cash and Cash Equivalents	109,603	(3,095)	(2,512)	—	103,996
Cash and cash equivalents, beginning of year	235,508	13,054	14,082	—	262,644
Cash and cash equivalents, end of year	$345,111	$9,959	$11,570	$—	$366,640

(1) Excludes the impact of a $56 million non-cash settlement of intercompany balances upon dissolution of certain Guarantor subsidiaries.

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (Continued)
(Unaudited)

TRIBUNE MEDIA COMPANY AND SUBSIDIARIES
CONDENSED CONSOLIDATING STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED JUNE 30, 2015
(In thousands of dollars)

	Parent (Tribune Media Company)	Guarantor Subsidiaries	Non-Guarantor Subsidiaries	Eliminations	Tribune Media Company Consolidated
Net cash used in operating activities	$(29,465)	$(31,963)	$(14,950)	$—	$(76,378)

Investing Activities
Capital expenditures	(13,935)	(23,129)	(1,653)	—	(38,717)
Acquisitions, net of cash acquired	—	(109)	(69,865)	—	(69,974)
Investments	—	(411)	(2,500)	—	(2,911)
Proceeds from sales of real estate and other assets	—	13,750	—	—	13,750
Net cash used in investing activities	(13,935)	(9,899)	(74,018)	—	(97,852)

Financing Activities
Long-term borrowings	1,100,000	—	—	—	1,100,000
Repayments of long-term debt	(1,097,250)	(54)	(3,038)	—	(1,100,342)
Long-term debt issuance costs	(20,207)	—	—	—	(20,207)
Payments of dividends	(672,744)	—	—	—	(672,744)
Common stock repurchases	(181,276)	—	—	—	(181,276)
Change in excess tax benefits from stock-based awards	(532)	—	—	—	(532)
Tax withholdings related to net share settlements of share-based awards	(3,831)	—	—	—	(3,831)
Proceeds from stock option exercises	166	—	—	—	166
Contributions from noncontrolling interest	—	—	1,324	—	1,324
Change in intercompany receivables and payables	(124,585)	33,582	91,003	—	—
Net cash (used in) provided by financing activities	(1,000,259)	33,528	89,289	—	(877,442)

Net Increase (Decrease) in Cash and Cash Equivalents	(1,043,659)	(8,334)	321	—	(1,051,672)
Cash and cash equivalents, beginning of year	1,433,388	12,204	9,591	—	1,455,183
Cash and cash equivalents, end of year	$389,729	$3,870	$9,912	$—	$403,511

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
FORWARD-LOOKING STATEMENTS
This quarterly report on Form 10-Q for the three and six months ended June 30, 2016 (the “Quarterly Report”), as well as other public documents and statements of the Company, includes “forward-looking statements” within the meaning of the federal securities laws, including, without limitation, statements concerning the conditions in our industry, our operations, our economic performance and financial condition. Forward-looking statements include all statements that do not relate solely to historical or current facts, and can be identified by the use of words such as “may,” “might,” “will,” “should,” “estimate,” “project,” “plan,” “anticipate,” “expect,” “intend,” “outlook,” “believe” and other similar expressions. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of their dates. These forward-looking statements are based on estimates and assumptions by our management that, although we believe to be reasonable, are inherently uncertain and subject to a number of risks and uncertainties. These risks and uncertainties include, without limitation, those identified or referenced under “Item 1A. Risk Factors” included elsewhere in this Quarterly Report.
The following list represents some, but not necessarily all, of the factors that could cause actual results to differ from historical results or those anticipated or predicted by these forward-looking statements:

•	changes in advertising demand and audience shares;

•	competition and other economic conditions including incremental fragmentation of the media landscape and competition from other media alternatives;

•	changes in the overall market for broadcast and cable television advertising, including through regulatory and judicial rulings;

•	our ability to protect our intellectual property and other proprietary rights;

•	our ability to adapt to technological changes;

•	availability and cost of quality network, syndicated and sports programming affecting our television ratings;

•	the loss, cost and/or modification of our network affiliation agreements;

•	our ability to renegotiate retransmission consent agreements with multichannel video programming distributors (“MVPDs”);

•	the incurrence of additional tax-related liabilities related to historical income tax returns;

•	our ability to expand our Digital and Data business operations internationally;

•	our ability to realize the full value, or successfully complete the planned divestitures, of our real estate assets;

•	the effects of our ongoing contract dispute with DISH Network and our ability to timely enter into a new programming contract with DISH Network;

•	the timing and administration by the FCC of a potential auction of spectrum and our ability to monetize our spectrum through sales, channel sharing arrangements or relocation;

•	the incurrence of costs to address contamination issues at physical sites owned, operated or used by our businesses;

•	adverse results from litigation, governmental investigations or tax-related proceedings or audits;

•	our ability to settle unresolved claims filed in connection with the Debtors’ Chapter 11 cases and resolve the appeals seeking to overturn the Confirmation Order;

•	our ability to satisfy future pension and other postretirement employee benefit obligations;

•	our ability to attract and retain employees;

•	the effect of labor strikes, lock-outs and labor negotiations;

•	our ability to realize benefits or synergies from acquisitions or divestitures or to operate our businesses effectively following acquisitions or divestitures;

•	our ability to successfully execute our business strategy, including our exploration of strategic and financial alternatives to enhance shareholder value;

•	the financial performance of our equity method investments;

•	the impairment of our existing goodwill and other intangible assets;

•	compliance with government regulations applicable to the television and radio broadcasting industry;

•	changes in accounting standards;

•	the payment of cash dividends on our common stock;

•	impact of increases in interest rates on our variable rate indebtedness or refinancings thereof;

•	impact of foreign currency exchange rate changes;

•	our indebtedness and ability to comply with covenants applicable to our debt financing and other contractual commitments;

•	our ability to satisfy future capital and liquidity requirements;

•	our ability to access the credit and capital markets at the times and in the amounts needed and on acceptable terms;

•	the factors discussed under “Risk Factors” of the Company’s filings with the Securities and Exchange Commission (the “SEC”); and

•	other events beyond our control that may result in unexpected adverse operating results.
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
Monetization of Real Estate Assets
As previously disclosed in our 2015 Annual Report, we have accelerated the monetization of a significant portion of our real estate portfolio. On June 2, 2016, we sold our Allentown, PA property for net proceeds of $8 million and on May 2, 2016, we sold our Deerfield Beach, FL property for net proceeds of $24 million. In the second quarter of 2016, we recorded a net loss of less than $1 million on the sale of these properties.
On July 7, 2016, we sold our Seattle, WA property for net proceeds of $19 million and entered into a lease for the property. We expect to recognize a gain of $8 million on this sale which will be deferred and amortized over the life of the lease. On July 12, 2016, we sold two of our Orlando, FL properties for net proceeds of $34 million. We expect to record a net gain of $2 million on the sale of these properties that will be recorded in the third quarter of 2016. On July 14, 2016, we sold our Arlington Heights, IL property for net proceeds of $0.4 million.
Additionally, as of August 9, 2016, we have agreements for the sales of the north block of our Los Angeles Times Square property in downtown Los Angeles, CA and the Olympic Printing Plant facility in the Arts District of downtown Los Angeles, CA, certain broadcasting properties located in Chicago, IL and Denver, CO and properties located in Baltimore, MD. All of these transactions are expected to close during the third quarter of 2016. Non-refundable deposits are currently held in escrow for the Los Angeles Times Square and Olympic Plant properties, subject to the terms of such sale agreements. The closing of these transactions is subject to certain adjustments and customary closing conditions and there can be no assurance that these sales will be completed in a timely manner or at all. We expect to broaden this sales activity to other properties depending on market conditions.

DISH Network Programming Agreement Expiration
On June 12, 2016, Tribune Broadcasting’s programming agreement with DISH Network expired and as a result the Company’s stations and WGN America have been off DISH Network since such time. If we are unable to enter into a new contract with DISH Network, our retransmission consent fees, carriage fees and other revenues will be impacted in future periods.
Chapter 11 Reorganization
On December 8, 2008 (the “Petition Date”), Tribune Company and 110 of its direct and indirect wholly-owned subsidiaries (collectively, the “Debtors”) filed voluntary petitions for relief (collectively, the “Chapter 11 Petitions”) under chapter 11 (“Chapter 11”) of title 11 of the United States Code (the “Bankruptcy Code”) in the United States Bankruptcy Court for the District of Delaware (the “Bankruptcy Court”). As further described and defined in Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2015, a plan of reorganization (the “Plan”) for the Debtors became effective and the Debtors emerged from Chapter 11 on December 31, 2012 (the “Effective Date”). On March 16, 2015, July 24, 2015, and May 11, 2016, the Bankruptcy Court entered final decrees collectively closing 104 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 proceedings continue to be jointly administered under the caption In re: Tribune Media Company, et al., Case No. 08-13141.
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
Since the Effective Date, we have substantially consummated the various transactions contemplated under the Plan. In particular, we have made all distributions of cash, common stock and warrants that were required to be made under the terms of the Plan to creditors holding allowed claims as of December 31, 2012. Claims of general unsecured creditors that become allowed claims on or after the Effective Date have been or will be paid on the next quarterly distribution date after such allowance. At June 30, 2016, restricted cash held by us to satisfy the remaining claim obligations was $18 million and is estimated to be sufficient to satisfy such obligations. If the aggregate allowed amount of the remaining claims exceeds the restricted cash held for satisfying such claims, we will be required to satisfy the allowed claims from our cash on hand from operations. See Note 8 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 and Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2015 for further information regarding the Chapter 11 proceedings.

Secured Credit Facility
On December 27, 2013, in connection with our acquisition of Local TV, we as borrower, along with certain of our operating subsidiaries as guarantors, entered into a $4.073 billion secured credit facility with a syndicate of lenders led by JPMorgan Chase Bank, N.A. (“JPMorgan”) (the “Secured Credit Facility”). The Secured Credit Facility consists of a $3.773 billion term loan facility (the “Term Loan Facility”) and a $300 million revolving credit facility (the “Revolving Credit Facility”). The proceeds of the Term Loan Facility were used to pay the purchase price for Local TV and refinance the existing indebtedness of Local TV and the Term Loan Exit Facility. On June 24, 2015, we, the Guarantors (as defined below) and JPMorgan, as administrative agent, entered into an amendment (the “Amendment”) to the Secured Credit Facility. Prior to the Amendment and the Prepayment (as defined below), $3.479 billion of term loans (the “Former Term Loans”) were outstanding under the Secured Credit Facility. Pursuant to the Amendment, certain lenders under the Secured Credit Facility converted their Former Term Loans into the new tranche of term loans (the “Converted Term B Loans”), along with term loans advanced by certain new lenders, of $1.802 billion (the “New Term B Loans” and, together with the Converted Term B Loans, the “Term B Loans”). The proceeds of Term B Loans advanced by the new lenders were used to prepay in full all of the Former Term Loans that were not converted into Term B Loans. In addition, we used the net proceeds from the sale of the Notes (as defined below), together with cash on hand, to prepay (the “Prepayment”) $1.100 billion of Term B Loans. After giving effect to the Amendment and all prepayments contemplated thereby (including the Prepayment), there were $2.379 billion of Term B Loans outstanding under the Secured Credit Facility. All amounts outstanding under the Term Loan Facility are due and payable on December 27, 2020. We may repay the term loans at any time without premium penalty, subject to certain breakage costs. Availability under the Revolving Credit Facility will terminate, and all amounts outstanding under the Revolving Credit Facility will be due and payable on December 27, 2018, but we may repay outstanding loans under the Revolving Credit Facility at any time without premium or penalty, subject to breakage costs in certain circumstances. We recorded a loss of $37 million on the extinguishment of the Former Term Loans in our unaudited Condensed Consolidated Statement of Operations in the three and six months ended June 30, 2015 as a portion of the facility was considered extinguished for accounting purposes.
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
The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. The Revolving Credit Facility includes borrowing capacity for letters of credit and for borrowings on same-day notice, referred to as “swingline loans.” Borrowings under the Revolving Credit Facility are subject to the satisfaction of customary conditions, including absence of defaults and accuracy of representations and warranties. Under the terms of the Secured Credit Facility, the amount of the Term Loan Facility and/or the Revolving Credit Facility may be increased and/or one or more additional term or revolving facilities may be added to the Secured Credit Facility by entering into one or more incremental facilities, subject to a cap equal to the greater of (x) $1.000 billion and (y) the maximum amount that would not cause our net first lien senior secured leverage ratio (treating debt incurred in reliance of this basket as secured on a first lien basis whether or not so secured), as determined pursuant to the terms of the Secured Credit Facility, to exceed 4.50:1.00, subject to certain conditions. See Note 6 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 for further information and significant terms and conditions associated with the Secured Credit Facility, including but not limited to interest rates, repayment terms, fees, restrictions, and affirmative and negative covenants.

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
See Note 6 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 for further information and significant terms and conditions associated with the Notes, including but not limited to repayment terms, fees, restrictions, and affirmative and negative covenants.
Newsday and Chicago Cubs Transactions
As further described in Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2015, we consummated the closing of the Newsday Transactions on July 29, 2008. As a result of these transactions, CSC Holdings, LLC (“CSC”), formerly CSC Holdings, Inc., through NMG Holdings, Inc., owned approximately 97% and we owned approximately 3% of Newsday Holdings LLC (“NHLLC”). The fair market value of the contributed Newsday Media Group business’ net assets exceeded their tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the Internal Revenue Code (“IRC”) and related regulations. In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain should have been included in our 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax and penalty through June 30, 2016 would be approximately $47 million. We disagree with the IRS’s position and have timely filed a protest in response to the IRS’s proposed tax adjustments. We are contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, we would also be subject to approximately $22 million, net of tax benefits, of state income taxes, interest and penalties through June 30, 2016. If the IRS prevails, the tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2008. Through December 31, 2015, we have made approximately $136 million of federal and state tax payments through our regular tax reporting process which included $101 million that became payable upon closing of the sale of the Newsday partnership interest as further described in Note 5 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016. The sale of our partnership interest does not impact the IRS audit, nor does it change our view on the tax position(s) taken on the original transaction.
During the second quarter of 2016, as a result of extensive discussions with the IRS administrative appeals division, we reevaluated our tax litigation position related to the Newsday transaction and re-measured the cumulative most probable outcome of such proceedings. As a result, we recorded a $102 million charge which is included in our unaudited Condensed Consolidated Balance Sheet as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve includes federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. We expect to reach a resolution of the tax dispute in the second half of 2016. In connection with the potential resolution of the matter, we also recorded $91 million of income tax expense to increase our deferred income tax liability to reflect a reduction in the tax basis of our assets. The reduction in tax basis is required to reflect the expected negotiated reduction in the amount of our guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy.
As further described in Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2015, we consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and we own 5% of the membership interests in New Cubs, LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. On June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through June 30, 2016 would be approximately $35 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we expect to file a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. However, if the IRS prevails in their position, any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. Through June 30, 2016, we have paid approximately $36 million of federal and state tax payments through our regular tax reporting process. We do not maintain any tax reserves relating to the Chicago Cubs Transactions. In accordance with ASC Topic 740, our unaudited Condensed Consolidated Balance Sheets at June 30, 2016 include a deferred tax liability of $163 million related to the future recognition of taxable income related to the Chicago Cubs Transactions.
2015 Acquisitions
In May 2015, we completed the acquisitions of all issued and outstanding equity interests in Infostrada Sports, SportsDirect and Covers. In conjunction with these acquisitions, we launched Gracenote Sports, which is a part of the Digital and Data segment’s product offerings. Infostrada Sports and SportsDirect provide us with in-depth sports data, including schedules, scores, play-by-play statistics, as well as team and player information for the major professional leagues around the world including the National Football League, Major League Baseball, National Basketball Association, National Hockey League, European Football League, and the Olympics. Covers is the operator of Covers.com, a North American online sports gaming destination for scores, odds and matchups, unique editorial analysis, and industry news coverage. In May 2015, we also completed an acquisition of all issued and outstanding equity interests in Enswers, a leading provider of automatic content recognition technology and systems based in South Korea, which expanded our Digital and Data segment’s product offerings. The total acquisition price for Infostrada Sports, SportsDirect, Covers and Enswers totaled $70 million, net of cash acquired. See Note 2 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 for additional details on these acquisitions.

RESULTS OF OPERATIONS
On April 16, 2015, the Board approved the change of our fiscal year end from the last Sunday in December of each year to December 31 of each year and to change our fiscal quarter end to the last calendar day of each quarter. This change in fiscal year end was effective with the second fiscal quarter of 2015, which ended on June 30, 2015. As a result of this change, the fiscal quarter and six months ended June 30, 2016 both have two fewer days compared to the fiscal quarter and six months ended June 30, 2015.
The following discussion and analysis presents a review of our operations as of and for the three and six months ended June 30, 2016 and June 30, 2015.
CONSOLIDATED
Consolidated operating results for the three and six months ended June 30, 2016 and June 30, 2015 are shown in the table below:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015	Change	June 30, 2016	June 30, 2015	Change
Operating revenues	$526,113	$501,524	+5%	$1,046,628	$974,261	+7%

Operating profit	$46,140	$19,784	*	$73,356	$80,719	-9%

Income on equity investments, net	$44,306	$45,913	-4%	$82,558	$82,847	—%

Net (loss) income	$(161,563)	$(3,265)	*	$(150,470)	$33,152	*

*	Represents positive or negative change equal to, or in excess of 100%
Operating Revenues and Operating Profit (Loss)—Consolidated operating revenues and operating profit (loss) by business segment for the three and six months ended June 30, 2016 and June 30, 2015 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015	Change	June 30, 2016	June 30, 2015	Change
Operating revenues
Television and Entertainment	$467,149	$445,622	+5%	$921,846	$855,922	+8%
Digital and Data	47,334	43,625	+9%	100,587	93,827	+7%
Corporate and Other	11,630	12,277	-5%	24,195	24,512	-1%
Total operating revenues	$526,113	$501,524	+5%	$1,046,628	$974,261	+7%
Operating profit (loss)
Television and Entertainment	$83,588	$47,088	+78%	$142,333	$126,436	+13%
Digital and Data	(10,298)	(4,150)	*	(13,210)	(416)	*
Corporate and Other	(27,150)	(23,154)	+17%	(55,767)	(45,301)	+23%
Total operating profit	$46,140	$19,784	*	$73,356	$80,719	-9%

*	Represents positive or negative change equal to, or in excess of 100%

Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015
Consolidated operating revenues increased 5%, or $25 million, in the three months ended June 30, 2016 primarily due to an increase of $22 million in Television and Entertainment revenues, driven by higher advertising revenue, retransmission consent fees and carriage fees, partially offset by lower copyright royalties, and an increase of $4 million in Digital and Data revenues, primarily as a result of the acquisitions of Infostrada Sports, SportsDirect, Covers and Enswers, which were acquired in May 2015 (the “2015 Acquisitions”) and higher video revenues, partially offset by a decline in music revenue. Consolidated operating profit increased $26 million in the three months ended June 30, 2016 primarily due to an increase in Television and Entertainment operating profit driven by higher revenues and lower programming costs, partially offset by a higher operating loss in Digital and Data driven by increased costs and higher Corporate and Other operating losses primarily due to a $5 million impairment charge associated with certain real estate properties.
Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015
Consolidated operating revenues increased 7%, or $72 million, in the six months ended June 30, 2016 primarily due to an increase of $66 million in Television and Entertainment revenues, driven by higher advertising revenue, retransmission consent fees and carriage fees, partially offset by lower copyright royalties and an increase of $7 million in Digital and Data revenues, primarily as a result of the 2015 Acquisitions and higher video revenues, partially offset by a decline in music revenue. Consolidated operating profit decreased 9%, or $7 million, in the six months ended June 30, 2016 primarily due to a higher operating loss in Digital and Data driven by increased costs and higher Corporate and Other operating losses primarily due to $12 million of impairment charges associated with certain real estate properties, partially offset by an increase in Television and Entertainment operating profit driven by higher revenues.
Operating Expenses—Consolidated operating expenses for the three and six months ended June 30, 2016 and June 30, 2015 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015	Change	June 30, 2016	June 30, 2015	Change
Programming	$122,803	$137,682	-11%	$246,970	$231,198	+7%
Direct operating expenses	115,198	112,533	+2%	229,274	215,521	+6%
Selling, general and administrative	175,032	165,122	+6%	363,372	315,595	+15%
Depreciation	17,519	17,966	-2%	34,857	35,020	—%
Amortization	49,421	48,437	+2%	98,799	96,208	+3%
Total operating expenses	$479,973	$481,740	—%	$973,272	$893,542	+9%
Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015
Programming expense, which represented 23% of revenues for the three months ended June 30, 2016 compared to 27% for the three months ended June 30, 2015, decreased 11%, or $15 million, primarily due to a reduction in outside production expenses and lower amortization of license fees, partially offset by higher network affiliate fees.
Direct operating expenses, which represented 22% of revenues for both the three months ended June 30, 2016 and June 30, 2015, increased 2%, or $3 million. Compensation expense increased 1%, or $1 million, primarily due to the 2015 Acquisitions at Digital and Data. All other direct operating expenses, such as outside services, occupancy expense and royalty expense, increased 6%, or $1 million.
Selling, general and administrative (“SG&A”) expenses, which represented 33% of revenues for both the three months ended June 30, 2016 and June 30, 2015, increased 6%, or $10 million, due mainly to higher compensation, outside services and other expenses, partially offset by lower promotion expense. Compensation expense increased

8%, or $7 million, due to a $4 million increase at Digital and Data primarily from higher direct pay and benefits due to an increase in staffing levels and a decrease in the amount of labor capitalized for software and content development, a $1 million increase at Television and Entertainment driven by higher staffing levels at various television stations and merit increases and a $1 million reduction in the pension credit. Outside services increased 12%, or $3 million, primarily related to costs for operating the websites of our television stations associated with higher digital revenues. Other expense increased $7 million largely due to a $7 million impairment charge associated with certain real estate properties. Promotion expense decreased 17%, or $6 million, primarily related to first-run original programs and syndicated programs airing on WGN America.
Depreciation expense fell 2%, or less than $1 million, in the three months ended June 30, 2016. The decrease in depreciation expense is primarily due to property sales and the real estate properties classified as assets held for sale which are no longer depreciable.
Amortization expense increased 2%, or $1 million, in the three months ended June 30, 2016, which resulted from intangible assets acquired in connection with the 2015 Acquisitions.
Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015
Programming expenses, which represented 24% of revenues for both the six months ended June 30, 2016 and June 30, 2015, increased 7%, or $16 million, primarily due to higher amortization of license fees and network affiliate fees, partially offset by lower outside production costs.
Direct operating expenses, which represented 22% of revenues for both the six months ended June 30, 2016 and June 30, 2015, increased 6%, or $14 million. Compensation expense increased 3%, or $5 million, primarily due to a $2 million increase at Television and Entertainment driven by merit increases and a $3 million increase at Digital and Data primarily due to the 2015 Acquisitions and higher direct pay and benefits due to an increase in staffing levels. All other direct operating expenses, such as outside services, occupancy expense and royalty expense increased by 22%, or $9 million, primarily due to the absence of a $6 million payment received in the first quarter of 2015 related to the settlement of a music license fee class action lawsuit and a $2 million increase in costs for data processing related to the development of Automatic Content Recognition (“ACR”) services at Digital and Data.
SG&A expenses, which represented 35% of revenues for the six months ended June 30, 2016 compared to 32% for the six months ended June 30, 2015, increased 15%, or $48 million, due mainly to higher compensation, promotion expenses, outside services and other expenses. Compensation expense increased 8%, or $12 million, due to a $3 million increase at Television and Entertainment driven by merit increases, a $7 million increase at Digital and Data primarily due to the 2015 Acquisitions and higher direct pay and benefits due to an increase in staffing levels, and a $1 million increase in stock-based compensation expense across all segments. Promotion expense increased 20%, or $11 million, primarily for first-run original programs and syndicated programs airing on WGN America. Outside services expenses was up 19%, or $9 million, primarily due to an increase of $2 million in temporary help costs largely at Digital and Data, a $3 million increase in costs of operating the websites of our television stations resulting in higher digital revenues and a $2 million increase at Corporate and Other primarily for technology application implementations. Other expenses increased by $16 million primarily due to $15 million of impairment charges associated with certain real estate properties.
Depreciation expense was flat for the six months ended June 30, 2016.
Amortization expense increased 3%, or $3 million, in the six months ended June 30, 2016, which resulted from intangible assets acquired in connection with the 2015 Acquisitions.

TELEVISION AND ENTERTAINMENT
Operating Revenues and Operating Profit—The table below presents Television and Entertainment operating revenues, operating expenses and operating profit for the three and six months ended June 30, 2016 and June 30, 2015.

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015	Change	June 30, 2016	June 30, 2015	Change
Operating revenues	$467,149	$445,622	+5%	$921,846	$855,922	+8%
Operating expenses	383,561	398,534	-4%	779,513	729,486	+7%
Operating profit	$83,588	$47,088	+78%	$142,333	$126,436	+13%
Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015
Television and Entertainment operating revenues increased 5%, or $22 million, in the three months ended June 30, 2016 largely due to increases in advertising revenue, retransmission consent fees and carriage fees, partially offset by lower copyright royalties, as further described below.
Television and Entertainment operating profit increased 78%, or $37 million, in the three months ended June 30, 2016 mainly due to a decrease in programming expense of $15 million and an increase in operating revenue of $22 million, as further described below.
Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015
Television and Entertainment operating revenues increased 8%, or $66 million, in the six months ended June 30, 2016 largely due to increases in advertising revenue, retransmission consent fees and carriage fees, partially offset by lower copyright royalties, as further described below.
Television and Entertainment operating profit increased $16 million in the six months ended June 30, 2016 due mainly to an increase in operating revenues of $66 million. The revenue increase was partially offset by higher programming expenses of $16 million, primarily due to original programming content and increased network fees as well as higher compensation of $7 million and other expenses of $29 million, as further described below.
Operating Revenues—Television and Entertainment operating revenues, by classification, for the three and six months ended June 30, 2016 and June 30, 2015 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015	Change	June 30, 2016	June 30, 2015	Change
Advertising	$337,235	$334,557	+1%	$657,519	$634,259	+4%
Retransmission consent fees	83,278	70,078	+19%	166,805	138,891	+20%
Carriage fees	30,396	21,618	+41%	61,410	43,120	+42%
Barter/trade	9,230	9,561	-3%	19,306	18,787	+3%
Copyright royalties	1,000	3,832	-74%	2,343	8,097	-71%
Other	6,010	5,976	+1%	14,463	12,768	+13%
Total operating revenues	$467,149	$445,622	+5%	$921,846	$855,922	+8%

Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015

Advertising Revenues—Advertising revenues, net of agency commissions, were up 1%, or $3 million, in the three months ended June 30, 2016 primarily due to a $9 million increase in net political advertising revenue and a $1 million increase in digital advertising revenue. The increase was partially offset by lower net core advertising revenues (comprised of local and national advertising, excluding political) of $8 million, primarily due to the two fewer days in the second quarter of 2016 as compared to 2015, as previously described. Net political advertising revenues, which are a component of total advertising revenues were $13 million for the three months ended June 30, 2016 compared to $4 million for the three months ended June 30, 2015 due to 2016 being an election year.
Retransmission Consent Fees—Retransmission consent fees increased 19%, or $13 million, in the three months ended June 30, 2016 primarily due to an $18 million increase from higher rates included in retransmission consent renewals of our MVPD agreements, partially offset by a decline in revenue resulting from a decrease in the number of subscribers resulting from a move to alternative platforms for media consumption as well as a decline in revenue due to the blackout of our stations by DISH Network beginning on June 12, 2016. If we are unable to enter into a new contract with DISH Network, our retransmission consent fees, carriage fees and other revenues may be impacted in future periods.
Carriage Fees—Carriage fees were up 41%, or $9 million, in the three months ended June 30, 2016 mainly due to a $6 million increase from higher rates for the distribution of WGN America and additional revenue of $3 million resulting from an increase in the number of subscribers.
Barter/Trade Revenues—Barter/trade revenues declined 3%, or less than $1 million, in the three months ended June 30, 2016.
Copyright Royalties—Copyright royalties decreased 74%, or $3 million, in the three months ended June 30, 2016. The decrease was attributable to the full conversion in 2015 of WGN America from a superstation to a cable network. As a cable network, WGN America no longer generates copyright royalties revenue.
Other Revenues—Other revenues are primarily derived from profit sharing and revenue on syndicated content. Other revenues were flat in the three months ended June 30, 2016.
Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015
Advertising Revenues—Advertising revenues, net of agency commissions, increased $23 million in the six months ended June 30, 2016 primarily due to a $23 million increase in net political advertising revenues. Net political advertising revenues, which are a component of total advertising revenues, were $29 million for the six months ended June 30, 2016 compared to $6 million for the six months ended June 30, 2015 due to 2016 being an election year.
Retransmission Consent Fees—Retransmission consent fees increased 20%, or $28 million, in the six months ended June 30, 2016 primarily due to a $36 million increase from higher rates included in retransmission consent renewals of our MVPD agreements, partially offset by a decline in revenue resulting from a decrease in the number of subscribers resulting from a move to alternative platforms for media consumption as well as a decline in revenue due to the blackout of our stations by DISH Network as noted above.
Carriage Fees—Carriage fees were up 42%, or $18 million, in the six months ended June 30, 2016 due mainly to a $12 million increase from higher rates for the distribution of WGN America and additional revenue of $6 million resulting from an increase in the number of subscribers.
Barter/Trade Revenues—Barter/trade revenues increased 3%, or $1 million, in the six months ended June 30, 2016 due primarily to an increase in rates associated with syndicated programs.

Copyright Royalties—Copyright royalties decreased 71%, or $6 million, in the six months ended June 30, 2016. The decrease was attributable to the full conversion in 2015 of WGN America from a superstation to a cable network. As a cable network, WGN America no longer generates copyright royalties revenue.
Other Revenues—Other revenues are primarily derived from profit sharing and revenue on syndicated content. Other revenues increased 13%, or $2 million, in the six months ended June 30, 2016 primarily due to additional profit sharing from Manhattan.
Operating Expenses—Television and Entertainment operating expenses for three and six months ended June 30, 2016 and June 30, 2015 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015	Change	June 30, 2016	June 30, 2015	Change
Compensation	$136,446	$135,366	+1%	$271,443	$264,818	+3%
Programming	122,803	137,682	-11%	246,970	231,198	+7%
Depreciation	11,106	12,023	-8%	22,122	23,446	-6%
Amortization	41,476	41,475	—%	82,951	82,985	—%
Other	71,730	71,988	—%	156,027	127,039	+23%
Total operating expenses	$383,561	$398,534	-4%	$779,513	$729,486	+7%

Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015
Television and Entertainment operating expenses decreased 4%, or $15 million, in the three months ended June 30, 2016 compared to the prior year period largely due to lower programming and depreciation expenses, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 1%, or $1 million, in the three months ended June 30, 2016. Direct pay and benefits increased mainly due to higher staffing levels at various television stations and merit increases.
Programming Expense—Programming expense decreased 11%, or $15 million, in the three months ended June 30, 2016 primarily due to a reduction in outside production expenses and a lower amortization of license fees, partially offset by an increase in network affiliate fees. The reduction in outside production expenses primarily related to the first seasons of the original programs Underground and Outsiders, which premiered in 2016 but were produced in 2015, and other original programs that were cancelled in 2015. Amortization of license fees decreased as the increase in amortization for first-run original programs Outsiders and Underground and syndicated programs Person of Interest and Elementary were more than offset by reductions primarily due to Salem season 3 not scheduled to air until fall 2016 and the cancellation of Manhattan.
Depreciation and Amortization Expense—Depreciation expense declined 8%, or $1 million, in the three months ended June 30, 2016 due to lower levels of depreciable property. Amortization expense was flat for the three months ended June 30, 2016.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses were flat at $72 million for the three months ended June 30, 2016 as the $6 million decrease in promotion costs, primarily related to first-run original programs and syndicated programs airing on WGN America, were offset by a $3 million increase in outside services, primarily related to costs for operating the websites of our television stations, and a $2 million impairment charge associated with one real estate property.

Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015
Television and Entertainment operating expenses were up 7%, or $50 million, in the six months ended June 30, 2016 compared to the prior year period largely due to higher programming, compensation and other expenses, as further described below.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 3%, or $7 million, in the six months ended June 30, 2016 primarily due to higher direct pay and benefits of $5 million and an increase of $2 million for incentive compensation and stock-based compensation expenses.
Programming Expense—Programming expense increased 7%, or $16 million, in the six months ended June 30, 2016 primarily due to higher amortization of license fees of $17 million and higher network affiliate fees of $14 million, partially offset by a $15 million reduction in outside production costs. The increase in amortization of license fees was primarily due to first-run original programs Outsiders and Underground and syndicated programs Person of Interest and Elementary, partially offset by the delay in airing Salem season 3 to fall of 2016 and the cancellation of Manhattan. The increase in network affiliate fees was mainly related to renewals of certain network affiliation agreements in the second quarter of 2015, as well as other contractual increases. The reduction in outside production expenses was related to the first seasons of the original programs Underground and Outsiders and other original programs that were cancelled in 2015.
Depreciation and Amortization Expense—Depreciation expense decreased 6%, or $1 million, in the six months ended June 30, 2016 due to lower levels of depreciable property. Amortization expense remained flat in the six months ended June 30, 2016.
Other Expenses—Other expenses include sales and marketing, occupancy, outside services and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses increased 23%, or $29 million, in the six months ended June 30, 2016. The increase was due to an $11 million increase in promotion costs primarily for first-run original programs and syndicated programs airing on WGN America, a $4 million increase in costs of operating the websites of our television stations, $3 million of impairment charges associated with one real estate property, the absence of a $6 million payment received in the first quarter of 2015 related to the settlement of a music license fee class action lawsuit and the absence of a $2 million gain in the first quarter of 2015 resulting from the relinquishment for compensation of our CW network affiliation in Indianapolis.
DIGITAL AND DATA
Operating Revenues and Operating Loss—The table below presents Digital and Data operating revenues, operating expenses and operating loss for the three and six months ended June 30, 2016 and June 30, 2015. The largest drivers of change to the results of operations for the Digital and Data segment in the three and six months ended June 30, 2016 compared to the three and six months ended June 30, 2015 were the acquisitions of SportsDirect and Covers on May 19, 2015, Infostrada Sports on May 22, 2015, and Enswers on May 29, 2015.

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015	Change	June 30, 2016	June 30, 2015	Change
Operating revenues	$47,334	$43,625	+9%	$100,587	$93,827	+7%
Operating expenses	57,632	47,775	+21%	113,797	94,243	+21%
Operating loss	$(10,298)	$(4,150)	*	$(13,210)	$(416)	*

*	Represents positive or negative change equal to, or in excess of 100%

Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015
Digital and Data operating revenues increased 9%, or $4 million, in the three months ended June 30, 2016 largely due to additional revenue attributable to the 2015 Acquisitions and higher video revenues, partially offset by declines in music revenue, as further described below. Digital and Data operating loss increased $6 million in the three months ended June 30, 2016, primarily driven by higher operating expenses, as further described below.
Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015
Digital and Data operating revenues increased 7%, or $7 million, in the six months ended June 30, 2016 largely due to additional revenue attributed to the 2015 Acquisitions and higher video revenues, partially offset by declines in music revenue, as further described below. Digital and Data operating loss increased $13 million in the six months ended June 30, 2016, primarily related to the increase in operating expenses, as described below.
Operating Revenues—Digital and Data operating revenues, by classification, for the three and six months ended June 30, 2016 and June 30, 2015 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015	Change	June 30, 2016	June 30, 2015	Change
Video and other	$34,334	$29,329	+17%	$71,098	$55,551	+28%
Music	13,000	14,296	-9%	29,489	38,276	-23%
Total operating revenues	$47,334	$43,625	+9%	$100,587	$93,827	+7%
Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015
Video and Other Revenues—Video and other revenues increased 17%, or $5 million, due largely to the 2015 Acquisitions as well as higher video revenue attributed to growth in the digital customer base and new markets.
Music Revenues—Music revenues decreased 9%, or $1 million, largely due to timing of revenue recognized on certain customer contracts.
Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015
Video and Other Revenues—Video and other revenues increased 28%, or $16 million, due largely to the 2015 Acquisitions as well as higher video revenue attributed to growth in the digital customer base and new markets.
Music Revenues—Music revenues decreased 23%, or $9 million, in the six months ended June 30, 2016 primarily due to timing of revenues recognized from auto and other customer contracts.

Operating Expenses—Digital and Data operating expenses for the three and six months ended June 30, 2016 and June 30, 2015 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015	Change	June 30, 2016	June 30, 2015	Change
Compensation	$30,329	$24,147	+26%	$60,018	$49,607	+21%
Outside services	5,521	4,559	+21%	11,170	8,882	+26%
Depreciation	3,054	2,321	+32%	5,951	4,426	+34%
Amortization	7,945	6,962	+14%	15,848	13,223	+20%
Other	10,783	9,786	+10%	20,810	18,105	+15%
Total operating expenses	$57,632	$47,775	+21%	$113,797	$94,243	+21%
Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015
Digital and Data operating expenses increased 21%, or $10 million, in the three months ended June 30, 2016. The increase was due primarily to the 2015 Acquisitions as well as increased operating expenses.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 26%, or $6 million, due primarily to direct pay and benefits related to the 2015 Acquisitions, higher direct pay and benefits due to an increase in staffing levels, the hiring of key personnel in leadership roles and a decrease in the amount of capitalized labor as a result of a reduction in the number of software development projects subject to capitalization.
Outside Services—Outside services expenses, which is included in both direct operating expenses and SG&A expense and primarily consists of expenses for consulting and professional services, increased $1 million, due primarily to higher temporary labor costs in part to integrate acquired businesses.
Depreciation and Amortization Expense—Depreciation expense increased 32%, or $1 million, in the three months ended June 30, 2016, primarily due to an increase in capitalized projects previously placed in service. Amortization expense increased 14%, or $1 million, primarily due to the intangible assets acquired as a result of the 2015 Acquisitions.
Other Expenses—Other expenses include sales and marketing, occupancy, repairs and maintenance and other miscellaneous expenses, which are included in direct operating expenses or SG&A expense, as applicable. Other expenses increased 10%, or $1 million, due primarily due to a $1 million increase in costs for data processing related to the development of ACR services.
Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015
Digital and Data operating expenses increased 21%, or $20 million, in the six months ended June 30, 2016. The increase was due primarily to the 2015 Acquisitions as well as increased operating expenses.
Compensation Expense—Compensation expense, which is included in both direct operating expenses and SG&A expense, increased 21%, or $10 million, due primarily to direct pay and benefits related to the 2015 Acquisitions and higher direct pay and benefits due to an increase in staffing levels and the hiring of key personnel in leadership roles.
Outside Services—Outside services expense, which is included in both direct operating expenses and SG&A expense and primarily consists of expenses for consulting and professional services, increased 26%, or $2 million, due largely to increased temporary help costs and the additional expenses from the 2015 Acquisitions.

Depreciation and Amortization Expense—Depreciation expense increased 34%, or $2 million, in the six months ended June 30, 2016 due to an increase in capitalized projects being placed in service. Amortization expense increased 20%, or $3 million, in the six months ended June 30, 2016 primarily due to higher amortization expense as a result of the intangible assets acquired from the 2015 Acquisitions.
Other Expenses—Other expenses include sales and marketing, occupancy, repairs and maintenance and other miscellaneous expenses, which are included in direct operating expenses or SG&A, as applicable. Other expenses increased 15%, or $3 million, due primarily to the 2015 Acquisitions as well as a $2 million increase in costs for data processing related to the development of ACR services.
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
Corporate and Other operating results for the three and six months ended June 30, 2016 and June 30, 2015 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015	Change	June 30, 2016	June 30, 2015	Change
Real estate revenues	$11,630	$12,277	-5%	$24,195	$24,512	-1%

Operating Expenses
Real estate (1)	$12,041	$8,642	+39%	$25,209	$17,703	+42%
Corporate (2)	32,801	34,069	-4%	66,808	66,693	—%
Pension credit	(6,062)	(7,280)	-17%	(12,055)	(14,583)	-17%
Total operating expenses	$38,780	$35,431	+9%	$79,962	$69,813	+15%

(1) Real estate operating expenses included $1 million and $2 million of depreciation expense in the three months ended June 30, 2016 and June 30, 2015, respectively, and $1 million and $5 million in the six months ended June 30, 2016 and June 30, 2015, respectively.

(2)
Corporate operating expenses included $3 million and $1 million of depreciation expense in the three months ended June 30, 2016 and June 30, 2015, respectively, and $5 million and $3 million of depreciation expense in the six months ended June 30, 2016 and June 30, 2015, respectively.

Three Months Ended June 30, 2016 compared to the Three Months Ended June 30, 2015
Real Estate Revenues—Real estate revenues decreased 5%, or $1 million, in the three months ended June 30, 2016 primarily due to the loss of revenue from the sale of the Deerfield Beach, FL and Allentown, PA properties during the second quarter of 2016.
Real Estate Expenses—Real estate expenses increased 39%, or $3 million, in the three months ended June 30, 2016 primarily resulting from a $5 million impairment charge associated with certain real estate properties, partially offset by a $2 million decrease in depreciation expense resulting from the real estate properties classified as assets held for sale which are no longer depreciable.
Corporate Expenses—Corporate expenses decreased 4%, or $1 million, in the three months ended June 30, 2016 primarily due to a $1 million decrease in compensation expense related to lower incentive compensation and a $1 million decrease in outside services driven by a reduction in professional fees, partially offset by a $1 million increase in depreciation expense.
Pension Credit—The pension credit decreased 17%, or $1 million, in three months ended June 30, 2016.
Six Months Ended June 30, 2016 compared to the Six Months Ended June 30, 2015
Real Estate Revenues—Real estate revenues decreased 1%, or less than $1 million, in the six months ended June 30, 2016.
Real Estate Expenses—Real estate expenses increased 42%, or $8 million, in the six months ended June 30, 2016 primarily resulting from $12 million of impairment charges associated with certain real estate properties, partially offset by a $3 million decrease in depreciation expense resulting from the real estate properties classified as assets held for sale which are no longer depreciable.
Corporate Expenses—Corporate expenses were flat for the six months ended June 30, 2016 at $67 million as a $3 million increase in depreciation expense primarily associated with our planned investments in computer hardware and software were offset by a $3 million decrease in compensation expense primarily related to lower severance costs and incentive compensation.
Pension Credit—The pension credit decreased 17%, or $3 million, in the six months ended June 30, 2016.
INCOME ON EQUITY INVESTMENTS, NET
Income on equity investments, net for the three and six months ended June 30, 2016 and June 30, 2015 was as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015	Change	June 30, 2016	June 30, 2015	Change
Income from equity investments, net, before amortization of basis difference	$57,950	$59,475	-3%	$109,873	$109,971	—%
Amortization of basis difference (1)	(13,644)	(13,562)	+1%	(27,315)	(27,124)	+1%
Income on equity investments, net	$44,306	$45,913	-4%	$82,558	$82,847	—%

(1) See Note 5 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 for the discussion of the amortization of basis difference.
Cash distributions from our equity method investments were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015	Change	June 30, 2016	June 30, 2015	Change
Cash distributions from equity investments	$36,258	$34,242	+6%	$125,604	$129,148	-3%
Cash distributions from equity investments all related to TV Food Network and increased 6%, or $2 million, in the three months ended June 30, 2016 and decreased 3%, or $4 million, in the six months ended June 30, 2016.

INTEREST AND DIVIDEND INCOME, INTEREST EXPENSE AND INCOME TAX EXPENSE
Interest and dividend income, interest expense and income tax expense for the three and six months ended June 30, 2016 and June 30, 2015 were as follows:

	Three Months Ended			Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015	Change	June 30, 2016	June 30, 2015	Change
Interest and dividend income	$241	$43	*	$386	$410	-6%

Interest expense	$41,907	$40,374	+4%	$83,883	$79,586	+5%

Income tax expense (benefit)	$209,902	$(693)	*	$222,508	$21,609	*

*	Represents positive or negative change equal to, or in excess of 100%
Interest Expense—Interest expense for the three months ended June 30, 2016 and June 30, 2015 includes the amortization of debt issuance costs of $2 million and $3 million, respectively. Interest expense for the six months ended June 30, 2016 and June 30, 2015 includes the amortization of debt issuance costs of $5 million and $6 million, respectively.
Income Tax Expense (Benefit)—In the three and six months ended June 30, 2016, we recorded income tax expense of $210 million and $223 million, respectively. For the three months ended June 30, 2016, the rate differs from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), a $102 million charge to establish a reserve net of federal and state tax benefit for interest on the Newsday transaction, and a related $91 million charge to adjust the Company’s deferred taxes, the domestic production activities deduction, other non-deductible expenses, and a $2 million benefit related to certain state income tax matters and other adjustments. For the six months ended June 30, 2016, the rate was also impacted by a $4 million charge related to the write-off of unrealized deferred tax assets related to stock-based compensation.
In the three and six months ended June 30, 2015, we recorded income tax benefit of less than $1 million and income tax expense of $22 million, respectively. The rates differ from the U.S. federal statutory rate of 35% due to state income taxes (net of federal benefit), the domestic production activities deduction and other non-deductible expenses. The non-deductible items in the three months ended June 30, 2015 had a greater impact on the effective tax rate due to the pretax loss.
Although management believes its estimates and judgments are reasonable, the resolutions of our income tax issues are unpredictable and could result in income tax liabilities that are significantly higher or lower than that which has been provided by us.
LIQUIDITY AND CAPITAL RESOURCES
Cash flows generated from operating activities is our primary source of liquidity. We expect to fund capital expenditures, acquisitions, purchases of our common stock pursuant to our share repurchase program (see “—Repurchases of Equity Securities” below), interest and principal payments on our indebtedness, income tax payments, potential payments related to our uncertain tax positions, including the Newsday tax matter with the IRS as disclosed in Note 9 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016, dividend payments on our common stock (see “—Cash Dividends” below) and related distributions to holders of Warrants and other operating requirements in the next twelve months through a combination of cash flows from operations, cash on our balance sheet, distributions from or sales of our investments, sales of real estate assets, available borrowings under our Revolving Credit Facility, and any refinancings thereof, additional debt financing, if any, and disposals of assets or operations, if any. We have recently decided to accelerate the monetization of our real estate portfolio. As of June 30, 2016, we had 15 real estate properties held for sale, as further described in Note 3 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016. We expect to broaden this sales activity to other properties to take advantage of robust market conditions although there can be no assurance that any such divestitures can be completed in a timely manner, on favorable terms or at all.
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
Sources and Uses
The table below details the total operating, investing and financing activity cash flows for the six months ended June 30, 2016 and June 30, 2015:

	Six Months Ended
(in thousands)	June 30, 2016	June 30, 2015
Net cash provided by (used in) operating activities	$241,319	$(76,378)
Net cash used in investing activities	(4,883)	(97,852)
Net cash used in financing activities	(132,440)	(877,442)
Net increase (decrease) in cash and cash equivalents	$103,996	$(1,051,672)
Operating activities
Net cash provided by operating activities for the six months ended June 30, 2016 was $241 million compared to net cash used of $76 million for the six months ended June 30, 2015. The increase was primarily due to lower cash paid for income taxes and favorable working capital changes, partially offset by higher cash payments for broadcast rights. Cash paid for income taxes, net of income tax refunds, decreased by $296 million to $16 million for the six months ended June 30, 2016 from $312 million for the six months ended June 30, 2015 due primarily to the payment of taxes in 2015 on the gain from the sale of our equity interest in CV in the fourth quarter of 2014. Distributions from equity investments decreased by $4 million to $126 million for the six months ended June 30, 2016 from $129 million for the six months ended June 30, 2015.
Investing activities
Net cash used in investing activities totaled $5 million for the six months ended June 30, 2016. Our capital expenditures in the six months ended June 30, 2016 totaled $35 million. In the six months ended June 30, 2016, we received net proceeds of $34 million related to the sale of real estate and other assets, as further described in Note 3 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016.
Net cash used in investing activities totaled $98 million for the six months ended June 30, 2015. Our acquisitions totaled $70 million, net of cash acquired, and included the 2015 Acquisitions. Our capital expenditures in the six months ended June 30, 2015 totaled $39 million. In the first half of 2015, we received net proceeds of $14 million from the sales of our investments and real estate of which $8 million related to a cash distribution pursuant to CV’s collection of a contingent receivable and $5 million related to the sale of two real estate properties which were held for sale as of December 28, 2014.
Financing activities
Net cash used in financing activities was $132 million for the six months ended June 30, 2016. During the six months ended June 30, 2016, we paid a regular quarterly cash dividend of $46 million. Cash paid for the Class A Common Stock repurchases, which were made pursuant to our $400 million stock repurchase program authorized on February 26, 2016, totaled $67 million (see “—Repurchases of Equity Securities” below for further information). We also repaid $14 million of borrowings under our Term Loan Facility and Dreamcatcher Credit Facility.
Net cash used in financing activities was $877 million for the six months ended June 30, 2015. In conjunction with the Amendment of our Secured Credit Facility on June 24, 2015, we issued $1.100 billion aggregate principal amount of the Notes and used the net proceeds from the sale of the Notes, together with cash on hand, to prepay $1.100 billion of Term B Loans under the Secured Credit Facility, as further described below. During the second quarter of 2015, we paid dividends of $673 million, including the quarterly cash dividend of $24 million and the special cash dividend of $649 million. During the first six months of 2015, cash paid for the Class A Common Stock repurchases pursuant to our $400 million stock repurchase program authorized on October 13, 2014 totaled $181 million (see “—Repurchases of Equity Securities” below for further information).
Debt
Our debt consisted of the following (in thousands):

	June 30, 2016	December 31, 2015 (1)
Term Loan Facility due 2020, effective interest rate of 3.82%, net of unamortized discount and debt issuance costs of $35,207 and $39,147	$2,320,137	$2,328,092
5.875% Senior Notes due 2022, net of debt issuance costs of $16,892 and $17,466	1,083,108	1,082,534
Dreamcatcher Credit Facility due 2018, effective interest rate of 4.08%, net of unamortized discount and debt issuance costs of $110 and $175	16,765	18,725
Total debt	$3,420,010	$3,429,351

(1) December 31, 2015 balances have been reclassified to present debt issuance costs as a direct deduction from the carrying amount of an associated debt liability in accordance with ASU 2015-03. See Note 1 for further information.
Secured Credit Facility—On December 27, 2013, in connection with our acquisition of Local TV, we as borrower, along with certain of our operating subsidiaries as guarantors, entered into a $4.073 billion Secured Credit Facility. The Secured Credit Facility consisted of the $3.773 billion Term Loan Facility and a $300 million Revolving Credit Facility. On June 24, 2015, we, the Guarantors and JPMorgan, as administrative agent, entered into the Amendment to the Secured Credit Facility. Prior to the Amendment and the Prepayment, $3.479 billion of Former Term Loans were outstanding under the Secured Credit Facility. Pursuant to the Amendment, certain lenders under the Secured Credit Facility converted their Former Term Loans into the Converted Term B Loans in an aggregate amount, along with term loans advanced by certain new lenders, of $1.802 billion. The proceeds of Term B Loans advanced by the new lenders were used to prepay in full all of the Former Term Loans that were not converted into Term B Loans. In addition, we used the net proceeds from the sale of the Notes, together with cash on hand, to make the Prepayment of $1.100 billion of Term B Loans. After giving effect to the Amendment and all prepayments contemplated thereby (including the Prepayment), there were $2.379 billion of Term B Loans outstanding under the Secured Credit Facility. We recorded a loss of $37 million on the extinguishment of the Former Term Loans in our unaudited Condensed Consolidated Statement of Operations in the second quarter of

2015 as a portion of the facility was considered extinguished for accounting purposes. The Term B Loans mature on December 27, 2020. Availability under the Revolving Credit Facility will terminate, and all amounts outstanding under the Revolving Credit Facility will be due and payable on December 27, 2018. See Note 6 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 for further information and significant terms and conditions associated with the Secured Credit Facility, including, but not limited to, interest rates, repayment terms, fees, restrictions, and affirmative and negative covenants. The proceeds of the Revolving Credit Facility are available for working capital and other purposes not prohibited under the Secured Credit Facility. At June 30, 2016, there were no borrowings outstanding under the Revolving Credit Facility; however, there were $23 million of standby letters of credit outstanding primarily in support of our workers compensation insurance programs.
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
Repurchases of Equity Securities
On October 13, 2014, our Board of Directors authorized a stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. During fiscal 2014, we repurchased 1,101,160 shares in open market transactions for $68 million at an average price of $61.58 per share which includes 125,566 shares, valued at $8 million, for which we placed trades prior to December 28, 2014 that were not settled until the first three days of the first fiscal quarter of 2015. During fiscal 2015, we repurchased 6,569,056 shares of Class A Common Stock in open market transactions for $332 million at an average price of $50.59 per share, of which 2,806,244 shares were repurchased in the first fiscal quarter of 2015, at an average price of $58.86 per share and 371,738 shares were repurchased in the second fiscal quarter of 2015, at an average price of $53.87 per share. As of December 31, 2015, we repurchased the full $400 million, totaling 7,670,216 shares, authorized under the repurchase program.
On February 24, 2016, the Board authorized a new stock repurchase program, under which we may repurchase up to $400 million of our outstanding Class A Common Stock. Under the stock repurchase program, we may repurchase shares in open-market purchases in accordance with all applicable securities laws and regulations, including Rule 10b-18 of the Exchange Act. The extent to which we repurchase our shares and the timing of such repurchases, will depend upon a variety of factors, including market conditions, regulatory requirements and other corporate considerations, as determined by our management team. The repurchase program may be suspended or discontinued at any time. We expect to finance the purchases with available cash, cash flows from operations or debt facilities. During the six months ended June 30, 2016, we repurchased 1,814,912 shares of Class A Common Stock in open market transactions for $69 million at an average price of $38.15 per share, inclusive of 69,719 shares, valued at $3 million, for which the Company placed trades prior to June 30, 2016 that were not settled until the third quarter of 2016. See “Part II. Item 2. Unregistered Sales of Equity Securities and Use of Proceeds—Repurchases of Equity Securities” for the table summarizing monthly repurchases of our Class A Common Stock during the quarter ended June 30, 2016. As of June 30, 2016, the remaining authorized amount under the current authorization totaled approximately $331 million.

Cash Dividends
The Board declared quarterly cash dividends on Common Stock to holders of record of Common Stock and Warrants as follows (in thousands, except per share data):

	2016		2015
	Per Share	Total Amount	Per Share	Total Amount
First quarter	$0.25	$23,215	$—	$—
Second quarter	0.25	22,959	0.25	24,100
Total quarterly cash dividends declared and paid	$0.50	$46,174	$0.25	$24,100
On August 3, 2016, the Board declared a quarterly cash dividend on Common Stock of $0.25 per share to be paid on September 2, 2016 to holders of record of Common Stock and Warrants as of August 19, 2016.
On April 9, 2015, we paid a special cash dividend of $6.73 per share to holders of record of our Common Stock at the close of business on March 25, 2015. The total aggregate payment on April 9, 2015 totaled $649 million, including the payment to holders of Warrants.
Any determination to pay dividends on our common stock, and the establishment of the per share amount, record dates and payment dates, is subject to the discretion of our Board and will depend upon various factors then existing, including our earnings and cash flows, financial condition, results of operations, capital requirements, level of indebtedness, contractual restrictions (including the restricted payment covenant contained in the credit agreement governing the Secured Credit Facility and the Indenture governing the Notes, as further described in Note 6 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016), restrictions imposed by applicable law, general business conditions and other factors that our Board may deem relevant. In addition, pursuant to the terms of the Warrant Agreement, concurrently with any cash dividend made to holders of our common stock, holders of Warrants are entitled to receive a cash payment equal to the amount of the dividend paid per share of common stock for each Warrant held.
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
New Accounting Standards—See Note 1 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016 for a discussion of new accounting guidance.
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
We did not identify any Triggering Events during the six months ended June 30, 2016. Adverse changes in expected operating results and/or unfavorable changes in other economic factors used to estimate fair values could result in additional non-cash impairment charges.
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
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rule 13a-15(e) under the Exchange Act, as of June 30, 2016. Based on management’s evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that, as of the date of their evaluation, the Company’s disclosure controls and procedures were not effective as of June 30, 2016 due to the previously identified material weakness, which continued to exist as of June 30, 2016.
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
Changes in Internal Control over Financial Reporting
There have been no changes in internal control over financial reporting that occurred during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
On December 31, 2012, the Debtors that had filed voluntary petitions for relief under Chapter 11 in the Bankruptcy Court on December 8, 2008 (or on October 12, 2009, in the case of Tribune CNLBC, LLC) emerged from Chapter 11. The Company and certain of the other legal entities included in our consolidated financial statements were Debtors or, as a result of the restructuring transactions undertaken at the time of the Debtors’ emergence, are successor legal entities to legal entities that were Debtors. On March 16, 2015, July 24, 2015, and May 11, 2016, the Bankruptcy Court entered final decrees collectively closing 104 of the Debtors’ Chapter 11 cases. The remaining Debtors’ Chapter 11 cases have not yet been closed by the Bankruptcy Court, and certain claims asserted against the Debtors in the Chapter 11 cases remain unresolved. As a result, we expect to continue to incur certain expenses pertaining to the Chapter 11 proceedings in future periods, which may be material. See Note 3 to our audited consolidated financial statements for the fiscal year ended December 31, 2015 for further information.
In March 2013, the IRS issued its audit report on our federal income tax return for 2008 which concluded that the gain from the Newsday Transactions should have been included in our 2008 taxable income. Accordingly, the IRS has proposed a $190 million tax and a $38 million accuracy-related penalty. After-tax interest on the proposed tax through June 30, 2016 would be approximately $47 million. We disagree with the IRS’s position and have timely filed a protest in response to the IRS’s proposed tax adjustments. We are contesting the IRS’s position in the IRS administrative appeals division. If the IRS position prevails, we would also be subject to approximately $22 million, net of tax benefits, of state income taxes, interest and penalties through June 30, 2016. If the IRS prevails, the tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2008. Through December 31, 2015, we have made approximately $136 million of federal and state tax payments through our regular tax reporting process which included $101 million that became payable upon closing of the sale of the Newsday partnership interest as further described in Note 5 to our unaudited condensed consolidated financial statements for the three and six months ended June 30, 2016. The sale of our partnership interest does not impact the IRS audit, nor does it change our view on the tax position(s) taken on the original transaction.
During the second quarter of 2016, as a result of extensive discussions with the IRS administrative appeals division, we reevaluated our tax litigation position related to the Newsday transaction and re-measured the cumulative most probable outcome of such proceedings. As a result, we recorded a $102 million charge which is included in our unaudited Condensed Consolidated Balance Sheet as a $125 million current income tax reserve and a $23 million reduction in deferred income tax liabilities. The income tax reserve includes federal and state taxes, interest and penalties while the deferred income tax benefit is primarily related to deductible interest expense. We expect to reach a resolution of the tax dispute in the second half of 2016. In connection with the potential resolution of the matter, we also recorded $91 million of income tax expense to increase our deferred income tax liability to reflect a reduction in the tax basis of our assets. The reduction in tax basis is required to reflect the expected negotiated reduction in the amount of our guarantee of the Newsday partnership debt which was included in the reported tax basis previously determined upon emergence from bankruptcy.
As further described in Note 9 to our audited consolidated financial statements for the fiscal year ended December 31, 2015, we consummated the closing of the Chicago Cubs Transactions on October 27, 2009. As a result of these transactions, Ricketts Acquisition LLC owns 95% and we own 5% of the membership interests in New Cubs, LLC. The fair market value of the contributed assets exceeded the tax basis and did not result in an immediate taxable gain because the transaction was structured to comply with the partnership provisions of the IRC and related regulations. On June 28, 2016, the IRS issued to us a Notice of Deficiency (“Notice”) which presents the IRS’s position that the gain should have been included in our 2009 taxable income. Accordingly, the IRS has proposed a $182 million tax and a $73 million gross valuation misstatement penalty. After-tax interest on the proposed tax and penalty through June 30, 2016 would be approximately $35 million. We continue to disagree with the IRS’s position that the transaction generated a taxable gain in 2009, the proposed penalty and the IRS’s calculation of the gain. During the third quarter of 2016, we expect to file a petition in U.S. Tax Court to contest the IRS’s determination. We continue to pursue resolution of this disputed tax matter with the IRS. If the gain on the Chicago Cubs Transactions is deemed to be taxable in 2009, we estimate that the federal and state income taxes would be approximately $225 million before interest and penalties. However, if the IRS prevails in their position, any tax, interest and penalty due will be offset by any tax payments made relating to this transaction subsequent to 2009. Through June 30, 2016, we have paid approximately $36 million through our regular tax reporting process.
Both potential liabilities are substantial. We do not maintain any tax reserves related to the Chicago Cubs Transactions. In accordance with ASC Topic 740, “Income Taxes,” our unaudited Condensed Consolidated Balance Sheet as of June 30, 2016 includes deferred tax liabilities of $163 million related to the future recognition of taxable income and gain from the Chicago Cubs Transactions. Our liability for unrecognized tax benefits totaled $156 million at June 30, 2016, which includes a $125 million reserve related to the Newsday Transactions.
We do not believe that any other matters or proceedings presently pending will have a material adverse effect, individually or in the aggregate, on our consolidated financial position, results of operations or liquidity. However, legal matters and proceedings are inherently unpredictable and subject to significant uncertainties, some of which are beyond our control. As such, there can be no assurance that the final outcome of these matters and proceedings will not materially and adversely affect our consolidated financial position, results of operations or liquidity.
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
Since the initial issuance of the Warrants on December 31, 2012 through June 30, 2016, we have issued 16,487,199 shares of Class A Common Stock and 143,477 shares of our Class B Common Stock upon the exercise of 16,630,729 Warrants. Of these exercises, we issued 12,589,212 shares of Class A Common Stock and 25,244 shares of Class B Common Stock, respectively, for cash, receiving total proceeds of $12,615 from the exercises. In addition, we issued 3,897,987 shares of Class A Common Stock and 118,233 shares of Class B Common Stock, respectively, upon “cashless exercises.”
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
Repurchases of Equity Securities
The following table summarizes repurchases of our Class A Common Stock in the quarter ended June 30, 2016 pursuant to the $400 million stock repurchase program authorized by our Board on February 24, 2016:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs (in thousands)
April 1, 2016 - April 30, 2016 (1)	401,950	$38.39	401,950	$371,830
May 1, 2016 - May 31, 2016	423,075	$38.74	423,075	$355,438
June 1, 2016 - June 30, 2016 (2)	648,339	$38.06	648,339	$330,762
Quarter Ended June 30, 2016 (2)	1,473,364	$38.35	1,473,364	$330,762

(1) Excludes 100,089 shares of Class A Common Stock for which the Company placed trade orders valued at $4 million prior to March 31, 2016 but which were not settled until the second quarter of 2016.
(2) Includes 69,719 shares of Class A Common Stock for which the Company placed trade orders valued at $3 million prior to June 30, 2016 but which were not settled until the third quarter of 2016.
ITEM 3. DEFAULTS UPON SENIOR SECURITIES
None.
ITEM 4. MINE SAFETY DISCLOSURES
None.
ITEM 5. OTHER INFORMATION
None.
ITEM 6. EXHIBITS
Incorporated by reference to the Exhibit Index attached hereto and made a part hereof.

SIGNATURE
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report on Form 10-Q to be signed on its behalf by the undersigned thereunto duly authorized on August 9, 2016.

TRIBUNE MEDIA COMPANY

By:	/s/ Chandler Bigelow
Name:	Chandler Bigelow
Title:	Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

10.31§	Tribune Media Company 2016 Incentive Compensation Plan (incorporated by reference to Exhibit 10.1 to the Registration Statement on Form S-8 of Tribune Media Company, filed May 17, 2016).

10.32§
2016 Tribune Media Company Stock Compensation Plan for Non-Employee Directors (incorporated by reference to Exhibit 10.2 to the Registration Statement on Form S-8 of Tribune Media Company, filed May 17, 2016).

10.33§t	Form of Stock Option Agreement under the Tribune Media Company 2016 Incentive Compensation Plan.

10.34§t	Form of Restricted Stock Unit Agreement under the Tribune Media Company 2016 Incentive Compensation Plan.

10.35§t	Form of Performance Stock Unit Agreement under the Tribune Media Company 2016 Incentive Compensation Plan.

10.36§t	Employment Agreement, dated as of July 18, 2016, between Tribune Media Company and Lawrence Wert.

31.1	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

31.2	Certification Pursuant to Rule 13a-14(a) under the Securities Exchange Act of 1934

32.1	Section 1350 Certification

32.2	Section 1350 Certification

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

§ Constitutes a compensatory plan or arrangement.
t Filed herein